Form 10-Q
period 2005-04-01
TYCO INTERNATIONAL LTD /BER/
filed 2005-05-11
CIK 833444

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2005

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

        The number of common shares outstanding as of April 29, 2005 was 2,019,541,848.

TYCO INTERNATIONAL LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions, except per share data)

	Quarter Ended		Six Months Ended
	April 1, 2005	March 31, 2004	April 1, 2005	March 31, 2004
Revenue from product sales	$8,528	$7,797	$16,646	$15,454
Service revenue	1,928	2,024	3,875	4,032

Net revenue	10,456	9,821	20,521	19,486
Cost of product sales	5,735	5,138	11,155	10,188
Cost of services	1,173	1,274	2,394	2,552
Selling, general and administrative expenses	1,999	2,014	4,004	4,084
Goodwill impairment	162	—	162	—
Restructuring and long-lived asset impairment charges, net	44	52	52	80
Losses and impairments on divestitures, net	2	85	17	85

Operating income	1,341	1,258	2,737	2,497
Interest income	31	14	68	40
Interest expense	(209)	(226)	(427)	(491)
Other (expense) income, net	(575)	6	(736)	(2)

Income from continuing operations before income taxes and minority interest	588	1,052	1,642	2,044
Income taxes	(366)	(259)	(676)	(527)
Minority interest	(1)	(5)	(4)	(8)

Income from continuing operations	221	788	962	1,509
Discontinued operations:
Loss from discontinued operations, net of income taxes	(2)	(5)	(5)	(7)
Loss on sale of discontinued operations, net of income taxes	(27)	—	(56)	—

Net income	$192	$783	$901	$1,502

Basic earnings per share:
Income from continuing operations	$0.11	$0.39	$0.48	$0.76
Loss from discontinued operations	—	—	—	(0.01)
Loss on sale of discontinued operations	(0.01)	—	(0.03)	—

Net income	$0.10	$0.39	$0.45	$0.75

Diluted earnings per share:
Income from continuing operations	$0.11	$0.37	$0.46	$0.71
Loss from discontinued operations	—	—	—	(0.01)
Loss on sale of discontinued operations	(0.02)	—	(0.03)	—

Net income	$0.09	$0.37	$0.43	$0.70

Weighted-average number of shares outstanding:
Basic	2,010	1,999	2,009	1,998
Diluted	2,030	2,218	2,194	2,222

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)

	April 1, 2005	September 30, 2004
Assets
Current Assets:
Cash and cash equivalents	$2,940	$4,467
Accounts receivable, less allowance for doubtful accounts of $487 and $524, respectively	7,176	6,463
Inventories	4,747	4,365
Prepaid expenses and other current assets	2,606	2,635
Assets held for sale	182	615

Total current assets	17,651	18,545
Property, plant and equipment, net	9,649	9,635
Goodwill	25,488	25,510
Intangible assets, net	5,200	5,335
Other assets	4,784	4,642

Total Assets	$62,772	$63,667

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$1,913	$2,116
Accounts payable	2,929	2,698
Accrued and other current liabilities	5,606	5,815
Liabilities held for sale	297	523

Total current liabilities	10,745	11,152
Long-term debt	12,497	14,617
Other liabilities	7,842	7,538

Total Liabilities	31,084	33,307
Commitments and Contingencies (Note 8)
Minority interest	59	68
Shareholders' Equity:
Common shares, $0.20 par value, 4,000,000,000 shares authorized; 2,018,575,945 and 2,009,867,009 shares outstanding, net of 6,972,281 and 12,864,837 shares owned by subsidiaries, respectively	404	402
Capital in excess:
Share premium	8,433	8,315
Contributed surplus, net	15,393	15,319
Accumulated earnings	6,265	5,740
Accumulated other comprehensive income	1,134	516

Total Shareholders' Equity	31,629	30,292

Total Liabilities and Shareholders' Equity	$62,772	$63,667

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six Months Ended
	April 1, 2005	March 31, 2004
Cash Flows From Operating Activities:
Net income	$901	$1,502
Loss from discontinued operations	61	7

Income from continuing operations	962	1,509
Adjustments to reconcile net cash provided by operating activities:
Non-cash restructuring and long-lived asset impairment charges, net	38	14
Non-cash losses and impairments on divestitures, net	13	85
Goodwill impairment	162	—
Depreciation and amortization	1,078	1,094
Deferred income taxes	139	177
Provision for losses on accounts receivable and inventory	131	172
Loss on the retirement of debt	729	5
Other non-cash items	58	37
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(563)	(73)
Inventories	(373)	(141)
Accounts payable	160	(19)
Accrued and other liabilities	(35)	(18)
Other	19	(5)

Net cash provided by operating activities	2,518	2,837
Cash Flows From Investing Activities:
Capital expenditures, net	(612)	(437)
Acquisition of customer accounts (ADT dealer program)	(135)	(131)
Acquisition of businesses, net of cash acquired	(10)	(14)
Purchase accounting and holdback/earn-out liabilities	(24)	(72)
Divestiture of businesses, net of cash retained by businesses sold	182	99
Increase in investments	(116)	(17)
Decrease in restricted cash	3	191
Other	(4)	6

Net cash used in investing activities	(716)	(375)
Cash Flows From Financing Activities:
Net repayment of short-term debt	(1,261)	(2,629)
Proceeds from issuance of long-term debt	—	2,224
Repayment of long-term debt, including debt tenders	(1,896)	(3,125)
Proceeds from exercise of share options	118	59
Dividends paid	(225)	(50)
Other	(17)	(21)

Net cash used in financing activities	(3,281)	(3,542)
Effect of currency translation on cash	48	31
Cash flows from discontinued operations	(96)	(37)

Net decrease in cash and cash equivalents	(1,527)	(1,086)
Cash and cash equivalents at beginning of period	4,467	4,186

Cash and cash equivalents at end of period	$2,940	$3,100

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

Six Months Ended April 1, 2005 and March 31, 2004

(in millions)

	Number of Common Shares	Common Shares $0.20 Par Value	Share Premium	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at September 30, 2003	1,998	$400	$8,161	$15,120	$2,961	$(273)	$26,369
Comprehensive income:
Net income					1,502		1,502
Currency translation						682	682
Unrealized gain on marketable securities						1	1

Total comprehensive income							$2,185

Dividends declared					(50)		(50)
Share options exercised, including tax benefit of $143	3	1	59	143			203
Compensation expense	3			9			9
Exchange of convertible debt due 2010				5			5

Balance at March 31, 2004	2,004	$401	$8,220	$15,277	$4,413	$410	$28,721

	Number of Common Shares	Common Shares $0.20 Par Value	Share Premium	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Income	Total
Balance at September 30, 2004	2,010	$402	$8,315	$15,319	$5,740	$516	$30,292
Comprehensive income:
Net income					901		901
Currency translation						639	639
Minimum pension liability						(21)	(21)

Total comprehensive income							$1,519

Dividends declared					(402)		(402)
Share options exercised, including tax benefit of $29	6	1	117	29			147
Compensation expense	2	1		36			37
Exchange of convertible debt due 2010	1			9			9
Reporting calendar alignment					26		26
Other			1				1

Balance at April 1, 2005	2,019	$404	$8,433	$15,393	$6,265	$1,134	$31,629

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

        Change in Fiscal Year and Reporting Calendar Alignment—Effective October 1, 2004, Tyco changed its fiscal year end from a calendar fiscal year ending September 30 to a "52-53 week" year ending on the last Friday of September, such that each quarterly period will be 13 weeks in length. For fiscal years in which there are 53 weeks, the fourth quarter reporting period will be 14 weeks, with the first such occurrence taking place in fiscal 2011. In addition, certain of the Company's subsidiaries had consistently closed their books up to one month prior to the Company's fiscal period end. These subsidiaries now report results for the same period as the reported results of the consolidated Company. The impact of this change was not material to the Consolidated Financial Statements. This change is also consistent with the Company's ongoing efforts to enhance controls and improve the transparency of its reporting, as this change better aligns the Company's external reporting with the Company's internal operational processes. Net income for the transition period related to this change was $26 million and was reported within Shareholders' Equity.

        Employee Share Option Plans—Tyco measures compensation cost in connection with employee share option plans using the intrinsic value based method and accordingly does not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant. Had the fair value based method been applied by Tyco, the effect on net income and earnings per share would have been as follows ($ in millions, except for per share data):

	Quarter Ended		Six Months Ended
	April 1, 2005	March 31, 2004	April 1, 2005	March 31, 2004
Net income, as reported	$192	$783	$901	$1,502
Add: Employee compensation expense for share options included in reported net income, net of income taxes	1	3	7	4
Less: Total employee compensation expense for share options determined under fair value method, net of income taxes(1)	(35)	(52)	(83)	(106)

Net income, pro forma	$158	$734	$825	$1,400

Earnings per share:
Basic—as reported	$0.10	$0.39	$0.45	$0.75
Basic—pro forma	0.08	0.37	0.41	0.70
Diluted—as reported	0.09	0.37	0.43	0.70
Diluted—pro forma	0.08	0.35	0.40	0.66

(1)
The estimated weighted-average fair value of Tyco options granted was calculated using the Black-Scholes option-pricing model with an expected stock price volatility of 33%, a risk free interest rate of 4.10%, expected average annual dividend per share of $0.40 and an expected option life of 4.6 years for the quarter ended April 1, 2005; a volatility of 35%, a risk free interest rate of 3.91%, expected annual dividend per share of $0.40 and an expected option life of 4.2 years for the six months ended April 1, 2005; and a volatility of 47%, a risk free interest rate of 2.47%, expected annual dividend per share of $0.05 and an expected option life of 4.0 years for the quarter and six months ended March 31, 2004.

        Reclassifications—Certain prior period amounts have been reclassified to conform with current period presentation.

        Accounting Pronouncements—In September 2004, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." This EITF requires that contingently convertible debt securities with a market price trigger be included in diluted earnings per share, regardless of whether the market price trigger has been met. EITF No. 04-8 became effective for Tyco on October 1, 2004 and required retroactive restatement of previously reported earnings per share. The adoption of this EITF did not impact diluted earnings per share for any period presented and is not expected to have a significant impact on earnings per share for the current and prior fiscal year.

        In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 will be effective in the first quarter of fiscal 2006 for Tyco. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company's results of its operations, financial position or cash flows.

        In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment," ("SFAS No. 123R") that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The compensation cost will be measured based on the grant-date fair value and will be recognized over the service period. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Pro-forma disclosure regarding the effect on net income and earnings per share as if the Company had applied the fair value method of accounting for stock-based compensation is presented in the Employee Share Option Plans section above. In April 2005, the Securities and Exchange Commission ("SEC") delayed the effective date for SFAS No. 123R so that it will become effective in the first quarter of fiscal 2006 for Tyco. The Company is currently assessing the impact that the new standard will have on the results of its operations, financial position or cash flows.

        In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107 regarding the Staff's interpretation of SFAS No. 123R. This interpretation provides the Staff's views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. The Company will follow the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS No. 123R.

        In March 2005, the FASB issued Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143." This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the impact that FIN No. 47 will have on the results of its operations, financial position or cash flows.

2. Restructuring and Long-lived Asset Impairment Charges, Net

2005 Charges

        During the six months ended April 1, 2005, the Company recorded net restructuring and long-lived asset impairment charges of $52 million, which is comprised of impairment of long-lived asset charges of $40 million in the Plastics and Adhesives business and net restructuring charges of $12 million. See Note 6 for further discussion of the long-lived asset impairment charges. Restructuring charges during the six months ended April 1, 2005 were $27 million, which consisted of $15 million of severance, $6 million of facility exit charges and $6 million of other charges. The Company completed restructuring activities announced in prior years for amounts less than originally anticipated resulting in a reversal of $11 million of restructuring reserves. The Company also recorded other net non-cash credits of $4 million.

2004 Charges

        During the six months ended March 31, 2004, the Company recorded net restructuring and long-lived asset impairment charges of $80 million.

        During the six months ended March 31, 2004, Plastics and Adhesives recorded net restructuring and long-lived asset impairment charges of $58 million. This charge consists of impairment charges of $37 million associated with management's decision to exit 22 facilities primarily in the United States,

$10 million for facility exit costs in connection with the elimination of these facilities, and $11 million for employee severance and benefits.

        During the six months ended March 31, 2004, Fire and Security recorded net restructuring and long-lived asset impairment charges of $42 million associated with streamlining the business. The charges consist primarily of $32 million for employee severance and benefits and $9 million for facility exit costs in connection with the elimination of 67 facilities in Europe, the United States, Latin America and Australia.

        During the six months ended March 31, 2004, Electronics recorded net restructuring credits of $29 million, consisting of credits of $33 million related to completing certain restructuring activities for amounts less than originally estimated, partially offset by charges of $4 million for employee severance and benefits.

Restructuring Reserves

        The following is a roll forward of restructuring reserves from September 30, 2004 to April 1, 2005 by the year in which the restructuring action was initiated ($ in millions):

	Year of Restructuring Action
	2005	2004	2003	2002 and Prior	Total
Balance at September 30, 2004	$—	$161	$2	$74	$237
Charges	8	15	—	2	25
Credits	—	(8)	—	(3)	(11)
Utilization	(4)	(74)	(1)	(15)	(94)
Currency translation	—	3	1	2	6

Balance at April 1, 2005	$4	$97	$2	$60	$163

        The following table reflects the ending balances of restructuring reserves by segment ($ in millions):

	April 1, 2005	September 30, 2004
Fire and Security	$66	$102
Electronics	60	74
Healthcare	6	10
Engineered Products and Services	23	36
Plastics and Adhesives	3	10
Corporate and Other	5	5

	$163	$237

        At April 1, 2005, $163 million of restructuring reserves remained on the Consolidated Balance Sheets, of which $99 million are included in accrued and other current liabilities and $64 million are included in other liabilities. At September 30, 2004, $237 million of restructuring reserves remained on the Consolidated Balance Sheets, of which $171 million are included in accrued and other current liabilities and $66 million are included in other liabilities.

3. Divestitures and Acquisitions

Divestitures and Discontinued Operations

        In May 2005, Tyco announced its intent to explore the divesture of its Plastics and Adhesives business segment. Plastics and Adhesives is a global manufacturer of plastic film, specialty tapes and adhesives, coated products and garment hangers. Net revenue and operating income for fiscal 2004 for this business were $1.7 billion and $69 million, respectively. During the quarter ended April 1, 2005, the Company recorded $202 million ($181 million after tax) of goodwill and long-lived asset impairment charges in the A&E Products business unit of Plastics and Adhesives. See Note 6 for further discussion of the impairment charges.

        In November 2004, Tyco agreed to sell the Tyco Global Network ("TGN"), its undersea fiber optic telecommunication network, to one of India's telephone and internet service providers for $130 million. Tyco has progressed in obtaining the various governmental approvals in the United States, India and other countries that are required prior to completing this sale. The Company has presented the results of the TGN in continuing operations because the criteria for discontinued operations have not been met.

        During the six months ended April 1, 2005, the Company divested six businesses that were reported as continuing operations in Fire and Security, Healthcare and Engineered Products and Services for aggregate proceeds of $35 million in cash. The Company recorded net losses and impairments on divestitures of $20 million, including $3 million reflected in cost of sales, in connection with the divestiture and liquidation of these businesses, as well as the write-down to estimated fair value of certain held for sale businesses. Total assets and total liabilities of these divested businesses were $88 million and $53 million, respectively. The total assets included cash retained by the businesses sold of $9 million.

        Net revenue and operating income for the six months ended April 1, 2005 related to these businesses were $59 million and $1 million, respectively. Net revenue and operating loss for the six months ended March 31, 2004 related to businesses divested in fiscal 2004 and 2005 were $419 million and $6 million, respectively.

        During the first six months of fiscal 2005, the Company divested six businesses that were reported as discontinued operations within Fire and Security and Engineered Products and Services for aggregate proceeds of $156 million in cash. The Company recorded losses on the sale of discontinued operations of $80 million ($56 million after tax) to reflect the estimated losses on sale, including costs to sell, and to write down the carrying value of such assets to their estimated fair value. Total assets and total liabilities of the divested businesses were $364 million and $166 million, respectively. Net revenue of discontinued operations for the six months ended April 1, 2005 and March 31, 2004 was $172 million and $435 million, respectively. Pretax operating loss from discontinued operations for the six months ended April 1, 2005 and March 31, 2004 was $6 million and $8 million, respectively.

        The following table presents balance sheet information for discontinued operations and other businesses held for sale ($ in millions):

	April 1, 2005	September 30, 2004
Accounts receivable, net	$67	$209
Inventories	31	95
Prepaid expenses and other current assets	47	95
Property, plant and equipment, net	12	96
Other assets	25	120

Total assets	$182	$615

Accounts payable	$47	$155
Accrued and other current liabilities	118	243
Other liabilities	132	125

Total liabilities	$297	$523

Acquisition Liabilities

        At April 1, 2005, $93 million of acquisition liabilities related to acquisitions remained on the Consolidated Balance Sheets, of which $30 million are included in accrued and other current liabilities and $63 million are included in other liabilities. These acquisition liabilities relate to facility exit costs, employee severance and benefits, distributor and supplier cancellation fees and other costs. At September 30, 2004, $123 million of acquisition liabilities remained on the Consolidated Balance Sheets, of which $29 million are included in accrued and other current liabilities and $94 million are included in other liabilities.

4. Earnings Per Share

        The reconciliations between basic and diluted earnings per share were as follows (in millions, except per share data):

	Quarter Ended April 1, 2005			Quarter Ended March 31, 2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Income from continuing operations	$221	2,010	$0.11	$788	1,999	$0.39
Share options, restricted shares and deferred stock units	—	20		—	16
Exchange of convertible debt	—	—		28	203

Diluted earnings per share:
Income from continuing operations, giving effect to dilutive adjustments	$221	2,030	$0.11	$816	2,218	$0.37

	Six Months Ended April 1, 2005			Six Months Ended March 31, 2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Income from continuing operations	$962	2,009	$0.48	$1,509	1,998	$0.76
Share options, restricted shares and deferred stock units	—	19		—	13
Exchange of convertible debt	45	166		59	211

Diluted earnings per share:
Income from continuing operations, giving effect to dilutive adjustments	$1,007	2,194	$0.46	$1,568	2,222	$0.71

        The computation of diluted earnings per common share for the quarter and six months ended April 1, 2005 excludes the effect of the potential exercise of options to purchase approximately 73 million shares for both periods because the effect would be anti-dilutive. In addition, the quarter ended April 1, 2005 excludes the effect of the assumed exchange of convertible debt due 2010, 2018 and 2023 of 1 million shares, 88 million shares and 63 million shares, respectively, because the effect would be anti-dilutive.

        The computation of diluted earnings per common share for the quarter and six months ended March 31, 2004 excludes the effect of the potential exercise of options to purchase approximately 71 million shares and 89 million shares, respectively, because the effect would be anti-dilutive.

5. Sale of Accounts Receivable

        At April 1, 2005 and September 30, 2004, the availability under the Company's corporate accounts receivable programs was $550 million and $625 million, respectively. No amounts were utilized under these corporate programs at April 1, 2005 or September 30, 2004. The aggregate amount outstanding under international accounts receivable programs was $88 million at April 1, 2005 and $99 million at September 30, 2004.

6. Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill were as follows ($ in millions):

	Six Months Ended April 1, 2005
	Fire and Security	Electronics	Healthcare	Engineered Products and Services	Plastics and Adhesives	Total
Balance at September 30, 2004	$8,075	$7,486	$6,074	$3,166	$709	$25,510
Purchase accounting adjustments(1)	(8)	(27)	(62)	1	—	(96)
Acquisitions and divestitures	(2)	2	—	—	—	—
Impairment	—	—	—	—	(162)	(162)
Currency translation	131	18	7	75	5	236

Balance at April 1, 2005	$8,196	$7,479	$6,019	$3,242	$552	$25,488

(1)
The net decrease in goodwill primarily related to the finalization of income taxes for previously completed acquisitions.

        During the quarter ended April 1, 2005, as a result of consideration for potential sale and deteriorating operating results in the A&E Products business, the Company performed an interim assessment of the recoverability of both goodwill and long-lived assets in the Plastics and Adhesives segment. Estimated fair values of the reporting units and long-lived assets at Plastics and Adhesives were developed based on probability-weighted expected future cash flows of these assets. As a result of this assessment, the Company determined that the book value of certain long-lived assets in the A&E Products reporting unit of Plastics and Adhesives was greater than their estimated fair value and consequently recorded a long-lived asset impairment of $40 million. The Company also determined that the book value of the A&E Products reporting unit was in excess of its estimated fair value which resulted in a goodwill impairment charge of $162 million.

        The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets ($ in millions):

	April 1, 2005			September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Contracts and related customer relationships	$4,809	$2,413	12 years	$4,613	$2,161	12 years
Intellectual property	2,902	917	20 years	2,899	837	20 years
Other	217	70	26 years	217	68	26 years

Total	$7,928	$3,400	16 years	$7,729	$3,066	17 years

Non-Amortizable:
Intellectual property	$650			$650
Other	22			22

Total	$672			$672

        Intangible asset amortization expense for the quarters ended April 1, 2005 and March 31, 2004 was $164 million and $175 million, respectively. Intangible asset amortization for the six months ended April 1, 2005 and March 31, 2004 was $328 million and $350 million, respectively. The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be approximately $350 million for the remainder of 2005, $600 million for 2006, $550 million for 2007, $500 million for 2008, $450 million for 2009, and $400 million for 2010.

7. Debt

        Debt was as follows ($ in millions):

	April 1, 2005	September 30, 2004
5.875% public notes due 2004(2)	$—	$400
4.375% Euro denominated notes due 2004(2)	—	616
6.375% public notes due 2005(1)(2)	750	750
6.75% notes due 2005(1)(2)	77	77
6.375% public notes due 2006(1)	999	999
5.8% public notes due 2006	700	699
6.125% Euro denominated public notes due 2007	774	738
6.5% notes due 2007	100	100
2.75% convertible senior debentures due 2018 with a 2008 put option	1,670	2,483
6.125% public notes due 2008	399	399
7.2% notes due 2008	85	85
5.50% Euro denominated notes due 2008	883	842
6.125% public notes due 2009	399	398
Zero coupon convertible subordinated debentures due 2010	15	24
6.75% public notes due 2011	999	999
6.375% public notes due 2011	1,500	1,500
6.50% British Pound denominated public notes due 2011	377	361
6.0% notes due 2013	996	996
7.0% debentures due 2013	86	86
3.125% convertible senior debentures due 2023 with a 2015 put option	1,125	1,500
7.0% public notes due 2028	497	497
6.875% public notes due 2029	790	789
6.50% British Pound denominated public notes due 2031	533	514
Other(1)(2)	656	881

Total debt	14,410	16,733
Less current portion	1,913	2,116

Long-term debt	$12,497	$14,617

(1)
These instruments, plus $87 million of the amount shown as other, comprise the current portion of long-term debt as of April 1, 2005.

(2)
These instruments, plus $273 million of the amount shown as other, comprise the current portion of long-term debt as of September 30, 2004.

        Debt maturity dates are presented on a calendar basis, consistent with the respective offering documents.

        On December 16, 2004, Tyco International Group S.A., a wholly-owned subsidiary of the Company organized under the laws of Luxembourg ("TIGSA"), entered into a $1.0 billion 5-year revolving credit facility expiring on December 16, 2009. This facility replaced TIGSA's $1.0 billion 364-day revolving credit facility, which was terminated prior to its scheduled expiration date of December 20, 2004. There were no amounts outstanding under the 364-day revolving credit facility on the date of its termination. TIGSA also holds a $1.5 billion 3-year revolving bank credit facility expiring on December 22, 2006 and a $500 million 3-year unsecured letter of credit facility expiring on June 15, 2007. At April 1, 2005 there were no amounts drawn on any of these facilities.

        In the first six months of fiscal 2005, the Company repurchased $813 million aggregate principal amount of its outstanding 2.75% convertible senior debentures due 2018 with a 2008 put option for $1,269 million and $375 million aggregate principal amount of its outstanding 3.125% convertible senior debentures due 2023 with a 2015 put option for $627 million. These repurchases resulted in a $729 million loss on the retirement of debt, including the write-off of unamortized debt issuance costs, which is reflected in other (expense) income, net in the Consolidated Statements of Income.

8. Commitments and Contingencies

        At April 1, 2005, the Company had a contingent purchase price liability of $80 million related to the 2001 acquisition of Com-Net by Electronics. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in Tyco's Consolidated Financial Statements as the outcome of this contingency cannot be reasonably determined.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

Class Actions

        As a result of actions taken by the Company's former senior corporate management, Tyco, some members of the Company's former senior corporate management, former members of the Company's Board of Directors and the Company's current Chief Executive Officer and Special Advisor to the Chairman and Chief Executive Officer are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws. Tyco, certain of the Company's current and former employees, some members of the Company's former senior corporate management and some current and former members of the Board of Directors of Tyco International (US), Inc. also are named as defendants in several Employee Retirement Income Security Act ("ERISA") class actions. In addition, Tyco and some members of the Company's former senior corporate management are subject to a SEC inquiry, and some members of the Company's former senior corporate management are named as defendants in criminal cases being prosecuted by the District Attorney of New York County. The findings and outcomes of the prosecutions and the SEC civil action may affect the course of the purported securities class actions and ERISA class actions pending against Tyco. The Company is generally obligated to indemnify its directors and officers and its former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, the Company's insurance carriers may decline coverage, or the Company's coverage may be insufficient to cover its expenses and liability, in some or all of these matters. The Company is unable at this time to estimate what its ultimate liability in all of these matters may be, and it is possible that the Company will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on its financial position, results of operations or cash flows. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

Investigations

        The Company and others have received various subpoenas and requests from the SEC's Division of Enforcement, the District Attorney of New York County, the United States Department of Labor and others seeking the production of voluminous documents in connection with various investigations into the Company's governance, management, operations, accounting and related controls. Certain current and former employees in Fire and Security received subpoenas from the SEC's Division of Enforcement seeking testimony related to past accounting practices regarding the ADT dealer connect fees. As previously reported in the Company's periodic filings, these practices have been discontinued. The Department of Labor is investigating Tyco and the administrators of certain of its benefit plans. The Company cannot predict when these investigations will be completed, nor can the Company predict what the results of these investigations may be. It is possible that the Company will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities (which in turn could negatively impact the Company's business with non-governmental customers) or suffer other penalties, each of which could have a material adverse effect on the Company's business. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of the matters raised in the investigations by the District Attorney or Department of Labor.

        During the quarter, the Company recorded a charge of $50 million, which represents the Company's best estimate of the amount in fines and penalties management believes the Company will likely pay to resolve the matters raised in the SEC's investigation. The Company is engaged in discussions with the SEC's Division of Enforcement to resolve the matters raised in the SEC's investigation. Final resolution of these matters is subject to a number of uncertainties, including finalizing the terms of a settlement that the Enforcement Staff will agree to recommend to the Commission, the Company's submission of an offer of settlement approved by the Tyco Board of Directors, and the Commission's approval of the settlement offer. Until such events have occurred, the charge is subject to change.

Intellectual Property Litigation

        The Company is party to a number of patent infringement and antitrust actions that may require the Company to pay damage awards. Tyco has assessed the status of these matters and has recorded liabilities related to certain of these matters where appropriate.

        Mallinckrodt, Inc. ("Mallinckrodt") and Nellcor Puritan Bennett, Inc. ("Nellcor"), plaintiffs/counterdefendants v. Masimo Corporation ("Masimo") et al., defendants/counter-claimants, is a consolidated patent infringement action in the United States District Court for the Central District of California. Nellcor is a subsidiary of Tyco. Nellcor alleges that Masimo infringed one Nellcor patent related to pulse oximeters, which are medical devices used to measure blood oxygen levels in patients, and Masimo alleges that Nellcor infringed four Masimo patents related to pulse oximeters. Trial in the action commenced on February 18, 2004. On March 16, 2004, the jury returned a liability finding that Nellcor willfully infringed the four Masimo patents and that Masimo did not infringe the one Nellcor patent. On March 26, 2004, the jury awarded Masimo $135 million in damages for Nellcor's alleged infringement through December 31, 2003. After hearing post-trial motions, the district court issued an order on July 14, 2004 which (i) denied Masimo's request to impose an injunction on the sale of pulse oximeters; (ii) reversed the jury finding of patent infringement for one of the four patents at issue; (iii) ruled that a second patent was unenforceable due to Masimo's inequitable conduct in seeking the patent; and (iv) overturned the jury finding that the infringement was "willful." On August 6, 2004, the district court entered final judgment that included additional damages of $30 million for Nellcor's alleged infringement from January 1, 2004 through May 31, 2004. Nellcor is appealing the jury's infringement finding on the remaining two Masimo patents to the United States Court of Appeals for the Federal Circuit. The briefing for the appeal is completed. The Court of Appeals has not yet scheduled oral argument for the appeal. Tyco has assessed the status of this matter and has concluded that it is more likely than not that the jury's decision will be overturned and, further, Tyco intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in Tyco's Consolidated Financial Statements with respect to this damage award. Also in connection with this patent litigation, Nellcor asserts that Masimo infringes a second Nellcor patent (U.S. Patent No. 4,934,372—the "'372 patent"). On April 8, 2005, the United States Court of Appeals for the Federal Circuit issued a decision in Nellcor's favor that reversed the district court's summary judgment finding of noninfringement regarding the '372 patent claim against Masimo. The Court of Appeals remanded Nellcor's '372 patent claim to the district court for further proceedings.

        Masimo Corporation v. Tyco Healthcare Group LP ("Tyco Healthcare") and Mallinckrodt, Inc. is a separate lawsuit also pending in the United States District Court for the Central District of California. Tyco Healthcare and Mallinckrodt are subsidiaries of Tyco. In this lawsuit, Masimo alleges violations of antitrust laws against Tyco Healthcare and Mallinckrodt in the markets for pulse oximeter products. Masimo alleges that Tyco Healthcare and Mallinckrodt used their market position to prevent hospitals from purchasing Masimo's pulse oximetry products. Masimo seeks injunctive relief and monetary damages, including treble damages. Trial in this case began on February 22, 2005. The jury returned its verdict on March 21, 2005, and awarded Masimo $140 million in damages. The damages are automatically trebled under the antitrust statute to an award of $420 million. Masimo's attorneys are entitled to an award of reasonable fees and costs in addition to the verdict amount. Tyco has assessed the status of this matter and has concluded that it is more likely than not that the jury's decision will be overturned, and, further, Tyco intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in the Consolidated Financial Statements with respect to this damage award.

        As previously reported in the Company's periodic filings, Applied Medical Resources Corp. ("Applied Medical") v. United States Surgical ("U.S. Surgical") is a patent infringement action in which U.S. Surgical, a subsidiary of Tyco, is the defendant. In February 2002, the United States District Court for the Central District of California held that U.S. Surgical's VERSASEAL universal seal system, contained in certain surgical trocar and access devices manufactured by U.S. Surgical, infringed certain of the plaintiff's patents. The district court entered a permanent injunction against U.S. Surgical based upon infringement of one of the three patents involved in the suit. The United States Court of Appeals for the Federal Circuit affirmed the district court's permanent injunction ruling in September 2003 for the VERSASEAL product, which is no longer on the market. In October 2003, the district court ruled in U.S. Surgical's favor, holding that two other patents involved in the case were invalid. A trial on damages for the earlier infringement ruling in the district court concluded on July 27, 2004. The jury awarded Applied Medical $44 million in damages and returned a finding that the earlier infringement was willful, giving the district court discretion to enhance those damages to up to treble the damages awarded to Applied Medical by the jury. On October 1, 2004, the district court issued post-trial rulings that (i) denied U.S. Surgical's motion to set aside the jury's finding on willfulness; and (ii) granted Applied Medical's motion for enhanced damages, enhancing the jury's damages award by 25%, or $11 million. On January 27, 2005, the district court awarded Applied Medical $10 million in costs, prejudgment interest and attorneys' fees. Thus, Applied Medical's total award is $65 million. U.S. Surgical will appeal the damages award and the willfulness finding to the court of appeals. Tyco has recorded a liability related to this matter and does not expect to incur material losses beyond what has already been accrued.

        On July 31, 2003, Applied Medical filed another patent infringement suit against U.S. Surgical in the United States District Court for the Central District of California. The complaint alleges that U.S. Surgical's VERSASEAL Plus trocar product infringes Applied Medical's U.S. Patent No. 5,385,533. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical's motion for summary judgment. Applied Medical is appealing the summary judgment ruling.

Environmental

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of April 1, 2005, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $167 million to $491 million. As of April 1, 2005, Tyco concluded that the best estimate within this range is approximately $260 million, of which $36 million is included in accrued and other current liabilities and $224 million is included in other liabilities on the Company's Consolidated Balance Sheets. In view of the Company's financial position and reserves for environmental matters of $260 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

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

        Tyco's involvement in asbestos cases has been limited because its subsidiaries did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. The Company will continue to vigorously defend these lawsuits and the Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims. When appropriate, the Company settles claims. However, the total amount paid to date to settle and defend all asbestos claims has been immaterial. As of April 1, 2005, there were approximately 16,000 asbestos liability cases pending against the Company and its subsidiaries.

        During the first half of 2005, the Company undertook a detailed study of its pending asbestos claims and also developed an estimate of asbestos claims that were incurred but not reported, as well as related insurance and indemnification recoveries. The impact of this study was not material to the Company's financial position, results of operations or cash flows. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, the Company believes that the final outcome of all known and anticipated future claims, after taking into account its substantial indemnification rights and insurance coverage, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Income Taxes

        The Company and its subsidiaries' income tax returns are periodically examined by various regulatory tax authorities. In connection with such examinations, tax authorities, including the United States Internal Revenue Service, have raised issues and proposed tax deficiencies. The Company is reviewing the issues raised by the tax authorities and is contesting certain of the proposed tax deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been recorded through the income tax provision or goodwill, as appropriate.

Compliance Matters

        In 2003 an allegation was brought to our attention that during the period from 1999 through 2003 certain improper payments were made by a non-U.S. subsidiary of Tyco with 2004 revenue of $40 million. With the assistance of outside counsel, we conducted an internal investigation into this allegation to determine whether certain payments were correctly recorded in the books and records of the subsidiary. We have taken remedial steps and have reported the results of our investigation to the U.S. Department of Justice ("DOJ") and the SEC and are cooperating with their inquiries.

        On March 29, 2005, Tyco reported to the DOJ and the SEC the investigative steps and remedial measures that it has taken in response to a number of recent allegations of improper payments. Tyco also informed the DOJ and the SEC that it has retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act, that it would make periodic progress reports to them, and that it would present its factual findings upon conclusion of the baseline review.

        At this time, Tyco cannot determine the outcome of these matters reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of any or all of these matters.

Other Matters

        The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or cash flows.

9. Retirement Plans

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows ($ in millions):

	U.S. Plans
	Quarter Ended		Six Months Ended
	April 1, 2005	March 31, 2004	April 1, 2005	March 31, 2004
Service cost	$5	$6	$11	$13
Interest cost	32	32	64	65
Expected return on plan assets	(38)	(28)	(77)	(57)
Amortization of prior service cost	1	1	2	1
Amortization of net actuarial loss	10	12	20	23

Net periodic benefit cost	$10	$23	$20	$45

	Non-U.S. Plans
	Quarter Ended		Six Months Ended
	April 1, 2005	March 31, 2004	April 1, 2005	March 31, 2004
Service cost	$26	$24	$52	$49
Interest cost	34	29	68	58
Expected return on plan assets	(27)	(20)	(54)	(40)
Amortization of net actuarial loss	11	12	22	24
Curtailment/settlement loss	—	1	—	1

Net periodic benefit cost	$44	$46	$88	$92

        As previously discussed in the 2004 Form 10-K, the Company anticipates that at a minimum it will contribute the minimum required to its pension plans in 2005 of $9 million for U.S plans and $185 million for non-U.S. plans. As of April 1, 2005, the Company has contributed $64 million to its U.S. and non-U.S. pension plans. During the six months ended April 1, 2005 the Company completed the merger of certain pension plans in the United Kingdom.

        As a result of merging certain pension plans, the Company increased its minimum pension liability with a corresponding reduction of accumulated other comprehensive income of $21 million (net of tax) on the Consolidated Balance Sheet.

        Net periodic postretirement benefit cost was as follows ($ in millions):

	Quarter Ended		Six Months Ended
	April 1, 2005	March 31, 2004	April 1, 2005	March 31, 2004
Service cost	$—	$1	$1	$1
Interest cost	5	5	10	10
Amortization of prior service cost	(1)	(1)	(2)	(2)
Amortization of net actuarial loss	2	2	3	4

Net periodic postretirement benefit costs	$6	$7	$12	$13

10. Consolidated Segment Data

        The segment data presented has been reclassified to exclude the results of discontinued operations. In addition, the results of the TGN business held for sale are presented within Corporate and Other. Selected information by business segment is as follows ($ in millions):

	Quarter Ended		Six Months Ended
	April 1, 2005	March 31, 2004	April 1, 2005	March 31, 2004
Net revenue:
Fire and Security	$2,874	$2,863	$5,756	$5,695
Electronics	3,133	2,846	6,012	5,684
Healthcare	2,369	2,284	4,688	4,464
Engineered Products and Services	1,607	1,392	3,120	2,778
Plastics and Adhesives	463	430	927	854
Corporate and Other(1)	10	6	18	11

Net revenue	$10,456	$9,821	$20,521	$19,486

Operating income:
Fire and Security	$311	$218	$594	$465
Electronics	496	380	910	804
Healthcare	689	581	1,270	1,119
Engineered Products and Services	165	126	337	237
Plastics and Adhesives	(187)	15	(164)	27
Corporate and Other(2)	(133)	(62)	(210)	(155)

Operating income	$1,341	$1,258	$2,737	$2,497

(1)
Net revenue relates to the TGN business held for sale.

(2)
Includes operating losses of $21 million and $14 million for the quarters ended April 1, 2005 and March 31, 2004, respectively, and operating losses of $42 million and $31 million for the six months ended April 1, 2005 and March 31, 2004, respectively, related to the TGN business held for sale.

11. Supplementary Balance Sheet Information

       Selected supplementary balance sheet information was as follows ($ in millions):

	April 1, 2005	September 30, 2004
Purchased materials and manufactured parts	$1,316	$1,193
Work in process	1,018	973
Finished goods	2,413	2,199

Inventories	$4,747	$4,365

Land	$563	$555
Buildings	3,313	3,172
Subscriber systems	4,847	4,940
Machinery and equipment	10,319	10,032
Construction in progress	795	663
Accumulated depreciation	(10,188)	(9,727)

Property, plant and equipment, net	$9,649	$9,635

12. Guarantees

        The Company's guarantees have not changed significantly from those previously discussed in the 2004 Form 10-K.

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

        The following table reflects the roll forward of the Company's warranty accrual for the quarter and six months ended April 1, 2005 ($ in millions).

	Quarter Ended April 1, 2005	Six Months Ended April 1, 2005
Balance at beginning of period	$275	$292
Accruals for warranties issued during the period	2	11
Settlements made	(32)	(63)
Currency translation	(1)	4

Balance at April 1, 2005	$244	$244

13. Tyco International Group S.A.

        TIGSA has public debt securities outstanding (see Note 7), which are fully and unconditionally guaranteed by Tyco. The following tables present condensed consolidating financial information for Tyco, TIGSA and all other subsidiaries. Condensed financial information for Tyco International Ltd. and TIGSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries in which they own or control 20 percent or more of the voting shares.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Quarter Ended April 1, 2005

(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$10,456	$—	$10,456
Cost of product sales	—	—	5,735	—	5,735
Cost of services	—	—	1,173	—	1,173
Selling, general and administrative expenses	54	(1)	1,946	—	1,999
Goodwill impairment	—	—	162	—	162
Restructuring and long-lived asset impairment charges, net	—	—	44	—	44
Losses and impairments on divestitures, net	—	—	2	—	2

Operating (loss) income	(54)	1	1,394	—	1,341
Interest income	—	7	24	—	31
Interest expense	—	(188)	(21)	—	(209)
Other expense, net	—	(573)	(2)	—	(575)
Equity in net income of subsidiaries	583	190	—	(773)	—
Intercompany interest and fees	(337)	719	(382)	—	—

Income from continuing operations before income taxes and minority interest	192	156	1,013	(773)	588
Income taxes	—	—	(366)	—	(366)
Minority interest	—	—	(1)	—	(1)

Income from continuing operations	192	156	646	(773)	221
Loss from discontinued operations, net of income taxes	—	—	(2)	—	(2)
Loss on sale of discontinued operations, net of income taxes	—	—	(27)	—	(27)

Net income	$192	$156	$617	$(773)	$192

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Quarter Ended March 31, 2004

(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$9,821	$—	$9,821
Cost of product sales	—	—	5,138	—	5,138
Cost of services	—	—	1,274	—	1,274
Selling, general and administrative expenses	20	(20)	2,014	—	2,014
Restructuring and long-lived asset impairment charges, net	—	—	52	—	52
Losses and impairments on divestitures, net	—	—	85	—	85

Operating (loss) income	(20)	20	1,258	—	1,258
Interest income	—	2	12	—	14
Interest expense	—	(197)	(29)	—	(226)
Other income, net	—	—	6	—	6
Equity in net income of subsidiaries	1,116	678	—	(1,794)	—
Intercompany interest and fees	(313)	188	125	—	—

Income from continuing operations before income taxes and minority interest	783	691	1,372	(1,794)	1,052
Income taxes	—	—	(259)	—	(259)
Minority interest	—	—	(5)	—	(5)

Income from continuing operations	783	691	1,108	(1,794)	788
Loss from discontinued operations, net of income taxes	—	—	(5)	—	(5)

Net income	$783	$691	$1,103	$(1,794)	$783

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended April 1, 2005

(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$20,521	$—	$20,521
Cost of product sales	—	—	11,155	—	11,155
Cost of services	—	—	2,394	—	2,394
Selling, general and administrative expenses	82	1	3,921	—	4,004
Goodwill impairment	—	—	162	—	162
Restructuring and long-lived asset impairment charges, net	—	—	52	—	52
Losses and impairments on divestitures, net	—	—	17	—	17

Operating (loss) income	(82)	(1)	2,820	—	2,737
Interest income	—	16	52	—	68
Interest expense	—	(381)	(46)	—	(427)
Other expense, net	—	(729)	(7)	—	(736)
Equity in net income of subsidiaries	1,637	704	—	(2,341)	—
Intercompany interest and fees	(654)	1,095	(441)	—	—

Income from continuing operations before income taxes and minority interest	901	704	2,378	(2,341)	1,642
Income taxes	—	—	(676)	—	(676)
Minority interest	—	—	(4)	—	(4)

Income from continuing operations	901	704	1,698	(2,341)	962
Loss from discontinued operations, net of income taxes	—	—	(5)	—	(5)
Loss on sale of discontinued operations, net of income taxes	—	—	(56)	—	(56)

Net income	$901	$704	$1,637	$(2,341)	$901

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended March 31, 2004

(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$19,486	$—	$19,486
Cost of product sales	—	—	10,188	—	10,188
Cost of services	—	—	2,552	—	2,552
Selling, general and administrative expenses	31	(21)	4,074	—	4,084
Restructuring and long-lived asset impairment charges, net	—	—	80	—	80
Losses and impairments on divestitures, net	—	—	85	—	85

Operating (loss) income	(31)	21	2,507	—	2,497
Interest income	—	15	25	—	40
Interest expense	(5)	(424)	(62)	—	(491)
Other (expense) income, net	—	(5)	3	—	(2)
Equity in net income of subsidiaries	2,153	1,243	—	(3,396)	—
Intercompany interest and fees	(615)	407	208	—	—

Income from continuing operations before income taxes and minority interest	1,502	1,257	2,681	(3,396)	2,044
Income taxes	—	—	(527)	—	(527)
Minority interest	—	—	(8)	—	(8)

Income from continuing operations	1,502	1,257	2,146	(3,396)	1,509
Loss from discontinued operations, net of income taxes	—	—	(7)	—	(7)

Net income	$1,502	$1,257	$2,139	$(3,396)	$1,502

CONDENSED CONSOLIDATING BALANCE SHEET
April 1, 2005
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$1,270	$1,670	$—	$2,940
Accounts receivable, net	3	—	7,173	—	7,176
Inventories	—	—	4,747	—	4,747
Intercompany receivables	296	599	11,862	(12,757)	—
Prepaid expenses and other current assets	12	3	2,591	—	2,606
Assets held for sale	—	—	182	—	182

Total current assets	311	1,872	28,225	(12,757)	17,651
Property, plant and equipment, net	—	—	9,649	—	9,649
Goodwill	—	—	25,488	—	25,488
Intangible assets, net	—	—	5,200	—	5,200
Investment in subsidiaries	59,898	46,995	—	(106,893)	—
Intercompany loans receivable	—	20,917	25,841	(46,758)	—
Other assets	24	191	4,569	—	4,784

Total Assets	$60,233	$69,975	$98,972	$(166,408)	$62,772

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$1,749	$164	$—	$1,913
Accounts payable	12	—	2,917	—	2,929
Accrued and other current liabilities	259	271	5,076	—	5,606
Intercompany payables	9,652	2,210	895	(12,757)	—
Liabilities held for sale	—	—	297	—	297

Total current liabilities	9,923	4,230	9,349	(12,757)	10,745
Long-term debt	2	11,651	844	—	12,497
Intercompany loans payable	18,615	7,226	20,917	(46,758)	—
Other liabilities	64	20	7,758	—	7,842

Total Liabilities	28,604	23,127	38,868	(59,515)	31,084
Minority interest	—	—	59	—	59
Shareholders' Equity:
Common shares	405	—	(1)	—	404
Other shareholders' equity	31,224	46,848	60,046	(106,893)	31,225

Total Shareholders' Equity	31,629	46,848	60,045	(106,893)	31,629

Total Liabilities and Shareholders' Equity	$60,233	$69,975	$98,972	$(166,408)	$62,772

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2004
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$2,452	$2,014	$—	$4,467
Accounts receivable, net	1	—	6,462	—	6,463
Inventories	—	—	4,365	—	4,365
Intercompany receivables	203	591	10,507	(11,301)	—
Prepaid expenses and other current assets	7	11	2,617	—	2,635
Assets held for sale	—	—	615	—	615

Total current assets	212	3,054	26,580	(11,301)	18,545
Property, plant and equipment, net	—	—	9,635	—	9,635
Goodwill	—	—	25,510	—	25,510
Intangible assets, net	—	—	5,335	—	5,335
Investment in subsidiaries	57,519	45,816	—	(103,335)	—
Intercompany loans receivable	—	20,223	24,697	(44,920)	—
Other assets	24	254	4,364	—	4,642

Total Assets	$57,755	$69,347	$96,121	$(159,556)	$63,667

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$1,766	$350	$—	$2,116
Accounts payable	1	—	2,697	—	2,698
Accrued and other current liabilities	39	270	5,506	—	5,815
Intercompany payables	8,748	1,759	794	(11,301)	—
Liabilities held for sale	—	—	523	—	523

Total current liabilities	8,788	3,795	9,870	(11,301)	11,152
Long-term debt	2	13,796	819	—	14,617
Intercompany loans payable	18,615	6,082	20,223	(44,920)	—
Other liabilities	58	1	7,479	—	7,538

Total Liabilities	27,463	23,674	38,391	(56,221)	33,307
Minority interest	—	—	68	—	68
Shareholders' Equity:
Common shares	405	—	(3)	—	402
Other shareholders' equity	29,887	45,673	57,665	(103,335)	29,890

Total Shareholders' Equity	30,292	45,673	57,662	(103,335)	30,292

Total Liabilities and Shareholders' Equity	$57,755	$69,347	$96,121	$(159,556)	$63,667

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended April 1, 2005

(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by operating activities	$223	$1,269	$1,026	$—	$2,518
Cash Flows From Investing Activities:
Capital expenditures, net	—	—	(612)	—	(612)
Acquisition of customer accounts (ADT dealer program)	—	—	(135)	—	(135)
Acquisition of businesses, net of cash acquired	—	—	(10)	—	(10)
Purchase accounting and holdback/earn-out liabilities	—	—	(24)	—	(24)
Divestiture of businesses, net of cash retained by businesses sold	—	—	182	—	182
Increase in investments	—	—	(116)	—	(116)
Decrease in intercompany loans	—	499	—	(499)	—
Decrease in restricted cash	—	—	3	—	3
Other	—	—	(4)	—	(4)

Net cash provided by (used in) investing activities	—	499	(716)	(499)	(716)
Cash Flows From Financing Activities:
Net repayment of debt	—	(2,948)	(209)	—	(3,157)
Proceeds from exercise of share options	—	—	118	—	118
Dividends paid	(225)	—	—	—	(225)
Loan repayments to parent	—	—	(499)	499	—
Other	1	(2)	(16)	—	(17)

Net cash used in financing activities	(224)	(2,950)	(606)	499	(3,281)
Effect of currency translation on cash	—	—	48	—	48
Cash flows from discontinued operations	—	—	(96)	—	(96)

Net decrease in cash and cash equivalents	(1)	(1,182)	(344)	—	(1,527)
Cash and cash equivalents at beginning of period	1	2,452	2,014	—	4,467

Cash and cash equivalents at end of period	$—	$1,270	$1,670	$—	$2,940

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended March 31, 2004

(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by operating activities	$2,270	$219	$348	$—	$2,837
Cash Flows From Investing Activities:
Capital expenditures, net	—	—	(437)	—	(437)
Acquisition of customer accounts (ADT dealer program)	—	—	(131)	—	(131)
Acquisition of businesses, net of cash acquired	—	—	(14)	—	(14)
Purchase accounting and holdback/earn-out liabilities	—	—	(72)	—	(72)
Divestiture of businesses, net of cash retained by businesses sold	—	—	99	—	99
Increase in investments	—	(5)	(12)	—	(17)
Decrease (increase) in intercompany loans	218	(639)	—	421	—
Decrease (increase) in restricted cash	—	202	(11)	—	191
Other	—	—	6	—	6

Net cash provided by (used in) investing activities	218	(442)	(572)	421	(375)
Cash Flows From Financing Activities:
Net repayment of debt	(2,480)	(900)	(150)	—	(3,530)
Proceeds from exercise of share options	—	—	59	—	59
Dividends paid	(50)	—	—	—	(50)
Loan proceeds from parent	—	—	421	(421)	—
Other	—	—	(21)	—	(21)

Net cash (used in) provided by financing activities	(2,530)	(900)	309	(421)	(3,542)
Effect of currency translation on cash	—	—	31	—	31
Cash flows from discontinued operations	—	—	(37)	—	(37)

Net (decrease) increase in cash and cash equivalents	(42)	(1,123)	79	—	(1,086)
Cash and cash equivalents at beginning of period	47	2,282	1,857	—	4,186

Cash and cash equivalents at end of period	$5	$1,159	$1,936	$—	$3,100

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

Overview

        The following table details net revenue and net income for the quarters and six months ended April 1, 2005 and March 31, 2004 ($ in millions):

	Quarters Ended		Six Months Ended
	April 1, 2005	March 31, 2004	April 1, 2005	March 31, 2004
Revenue from product sales	$8,528	$7,797	$16,646	$15,454
Service revenue	1,928	2,024	3,875	4,032

Net revenue	$10,456	$9,821	$20,521	$19,486

Operating income	$1,341	$1,258	$2,737	$2,497
Interest income	31	14	68	40
Interest expense	(209)	(226)	(427)	(491)
Other (expense) income, net	(575)	6	(736)	(2)

Income from continuing operations before income taxes and minority interest	588	1,052	1,642	2,044
Income taxes	(366)	(259)	(676)	(527)
Minority interest	(1)	(5)	(4)	(8)

Income from continuing operations	221	788	962	1,509
Loss from discontinued operations, net of income taxes	(2)	(5)	(5)	(7)
Loss on sale of discontinued operations, net of income taxes	(27)	—	(56)	—

Net income	$192	$783	$901	$1,502

        Net revenue increased $0.6 billion, or 6.5%, for the second quarter and $1.0 billion, or 5.3%, for the first half of 2005 as compared to the same periods last year. Net revenue increased in all segments for both the quarter and year to date. Foreign currency exchange rates favorably effected each period by $217 million and $561 million, respectively.

        Operating income increased $83 million, or 6.6%, for the second quarter while operating margin remained at 12.8% as compared to the same period last year. Operating income increased $240 million, or 9.6%, for the first half of 2005 while operating margins increased 0.5 percentage points to 13.3%. Both current year periods were unfavorably impacted by asset impairment charges of $202 million and an estimated SEC enforcement action charge of $50 million. Foreign currency exchange rates favorably effected each period by $27 million and $88 million, respectively.

        We continued to utilize cash to fund internal growth and strengthen the balance sheet, as well as return capital to shareholders. During the first six months of 2005, we utilized $1.9 billion, including a $0.7 billion cash premium, to repurchase $1.2 billion aggregate principal amount of our convertible debentures prior to their scheduled maturities. These repurchases reduced our diluted share count by approximately 53 million shares on an annualized basis with the added benefit of reducing our debt and interest expense. In addition, we utilized $1.0 billion in cash for scheduled repayments of debentures during the first half of 2005.

        During the first quarter of 2005, we also announced a substantial increase in our quarterly dividend from $0.0125 cents per share to $0.10 cents per share. As a result, dividend payments for the six months ended April 1, 2005 increased to $225 million from $50 million in the comparable prior year period.

        In May 2005, we announced our intent to explore the divestiture of our Plastics and Adhesives business segment. This action is a continuation of our ongoing portfolio refinement. We will continue to assess the strategic fit of our various businesses and will consider additional divestitures where businesses do not align with our long-term vision.

Quarter Ended April 1, 2005 Compared to Quarter Ended March 31, 2004

Fire and Security

        The following table sets forth net revenue, operating income and operating margin for Fire and Security ($ in millions):

	Quarters Ended
	April 1, 2005	March 31, 2004
Revenue from product sales	$1,331	$1,303
Service revenue	1,543	1,560

Net revenue	$2,874	$2,863

Operating income	$311	$218
Operating margin	10.8%	7.6%

        Net revenue for Fire and Security remained relatively level in the quarter ended April 1, 2005 as compared to the quarter ended March 31, 2004. Net revenue increased as a result of favorable changes in foreign currency exchange rates ($68 million). In addition, net revenue increased at Tyco Safety Products due to increased sales of breathing, intrusion and suppression products and within our fire protection business. However, these increases were offset by the impact of divestitures ($105 million) and lower net revenue in our security business in continental Europe.

        Operating income increased $93 million in the quarter ended April 1, 2005 over the same period in the prior year. Operating income and margins for the quarter ended March 31, 2004 included restructuring, impairment and divestiture related charges of $63 million. The remaining increase in operating income and margins was due to favorable changes in foreign currency exchange rates and higher installation margins and operating efficiencies within our global security business, partially offset by increased investment in sales and marketing.

        Attrition rates for customers in our global electronic security services business improved to an average of 15.0% on a trailing twelve-month basis as of April 1, 2005, as compared to 15.4% as of December 31, 2004, as gross attrition has declined and resale rates have increased.

Electronics

        The following table sets forth net revenue, operating income and operating margin for Electronics ($ in millions):

	Quarters Ended
	April 1, 2005	March 31, 2004
Revenue from product sales	$3,100	$2,739
Service revenue	33	107

Net revenue	$3,133	$2,846

Operating income	$496	$380
Operating margin	15.8%	13.4%

        Net revenue for Electronics increased $287 million in the quarter ended April 1, 2005 over the quarter ended March 31, 2004. Net revenue was positively impacted by the change in fiscal year and conforming the reporting calendar of certain subsidiaries which resulted in the December holiday related slow-down shifting from the second quarter into the first quarter. In addition, the increase in net revenue was a result of favorable changes in foreign currency exchange rates ($75 million), as well as growth in Electronic Components, driven primarily by sales to the automotive, communications and utilities markets. These increases to net revenue were partially offset by the divestiture of the Electrical Contracting Services business ($84 million).

        Operating income and operating margin for the quarter ended April 1, 2005 increased as compared to the same period in the prior year due primarily to the change in fiscal year and conforming the reporting calendar of certain subsidiaries, favorable changes in foreign currency exchange rates, and increased sales volume. In addition, operating income and margins in the quarter ended April 1, 2005 benefited as a result of $35 million of restructuring and divestiture charges recorded in the comparable prior period. These increases were partially offset by increased raw material costs and weakness at certain business units which are largely tied to the telecommunications industry.

Healthcare

        The following table sets forth net revenue, operating income and operating margin for Healthcare ($ in millions):

	For the Quarters Ended
	April 1, 2005	March 31, 2004
Revenue from product sales	$2,352	$2,267
Service revenue	17	17

Net revenue	$2,369	$2,284

Operating income	$689	$581
Operating margin	29.1%	25.4%

        Net revenue for Healthcare increased 3.7% in the quarter ended April 1, 2005 over the quarter ended March 31, 2004. This increase resulted primarily from growth in existing businesses and favorable changes in foreign currency exchange rates ($38 million). Growth in Healthcare's underlying businesses was primarily driven by increased revenue within Medical Devices and Supplies largely driven by increased sales volume in the International division, primarily in Europe and Japan. Additionally, Surgical also experienced increased sales, although to a lesser extent. These increases were slightly offset by decreased sales in Retail primarily as a result of aggressive pricing and promotional activity by some of our trade brand competitors coupled with customer consolidations.

        Despite significant increases in raw material pricing within Medical Devices and Supplies, operating income and operating margin in the quarter ended April 1, 2005 compared to the quarter ended March 31, 2004 increased as a result of the favorable sales performance noted above, improved product mix and continuing cost reduction programs. In addition, operating income and margins benefited $20 million from the refinement of litigation liabilities and related insurance recoveries.

Engineered Products and Services

        The following table sets forth net revenue, operating income and operating margin for Engineered Products and Services ($ in millions):

	Quarters Ended
	April 1, 2005	March 31, 2004
Revenue from product sales	$1,282	$1,058
Service revenue	325	334

Net revenue	$1,607	$1,392

Operating income	$165	$126
Operating margin	10.3%	9.1%

        Net revenue for Engineered Products and Services increased 15.4% in the quarter ended April 1, 2005 over the quarter ended March 31, 2004 as a result of increased selling prices in Electrical and Metal Products due to higher costs of steel and other raw materials. Revenue was positively impacted by foreign currency exchange rates ($33 million) as well as the change in fiscal year and conforming the reporting calendar of certain subsidiaries. In addition, Flow Control experienced increased sales resulting from improved market conditions and increased demand in the Asia-Pacific, North American, and Latin American regions. These increases were partially offset by lower volume in Electrical and Metal Products and a decrease in revenues at Infrastructure Services.

        The increases in operating income and operating margin in the quarter ended April 1, 2005 compared to the quarter ended March 31, 2004 were due primarily to higher selling prices, net of higher raw material costs, as well as the impact of operational excellence initiatives and cost reductions from prior period restructuring. In addition, operating income increased as a result of improved volume at Flow Control discussed above, largely offset by decreased operating income at Infrastructure Services.

Plastics and Adhesives

        The following table sets forth net revenue, operating (loss) income and operating margin for Plastics and Adhesives ($ in millions):

	Quarters Ended
	April 1, 2005	March 31, 2004
Revenue from product sales	$463	$430
Operating (loss) income	$(187)	$15
Operating margin	(40.4)%	3.5%

        Net revenue for Tyco Plastics and Adhesives increased 7.7% in the quarter ended April 1, 2005 over the quarter ended March 31, 2004 primarily due to the reclassification of customer reimbursed freight costs from a reduction of revenue to cost of sales ($20 million). Increased selling prices at Plastics resulting from higher raw material costs and increased sales at Adhesives and Ludlow Coated Products also contributed to the revenue increase. In addition, favorable changes in foreign currency exchange rates positively impacted revenue ($3 million). These increases in revenue were partially offset by a net decline at A&E Products primarily due to a decrease in volume across America, Asia and Europe.

        Operating income and margin decreased in the quarter ended April 1, 2005 as compared to the same period in 2004, as a result of long-lived asset impairment charges of $202 million in the current period (see "Goodwill and Long-Lived Asset Impairments" below) as compared to $27 million of restructuring and impairment charges in the prior year. Weak performance at A&E Products along with the inability to fully recover higher raw materials costs also contributed to the decreases.

Corporate and Other

        Corporate expenses were $133 million and $62 million in the quarters ended April 1, 2005 and March 31, 2004, respectively, which included operating losses of $21 million and $14 million, respectively, related to the TGN business held for sale. In addition, corporate expense for the quarter ended April 1, 2005 included a $50 million charge representing the best estimate of the amount in fines and penalties that the Company will likely pay to resolve the matters raised in the SEC investigation that commenced in June 2002.

Interest Income and Expense

        Interest income was $31 million and $14 million in the quarters ended April 1, 2005 and March 31, 2004, respectively. Interest expense was $209 million in the quarter ended April 1, 2005 as compared to $226 million in the quarter ended March 31, 2004. The decrease in interest expense is primarily driven by lower debt balances, partially offset by the impact of higher interest rates on our interest rate swap program compared to the same period in the prior year.

Other (Expense) Income, Net

        During the quarter ended April 1, 2005, the Company recorded losses from the retirement of debt of $573 million.

Income Taxes

        Our effective income tax rate was 62.2% and 24.7% during the quarters ended April 1, 2005 and March 31, 2004, respectively. The substantial increase in the effective tax rate is primarily the result of an increase in charges that cannot be benefited related to the loss on retirement of debt, asset impairments and the estimated settlement of the SEC enforcement action. This was partially offset by increased profitability in operations in jurisdictions with lower tax rates.

Six Months Ended April 1, 2005 Compared to Six Months Ended March 31, 2004

Fire and Security

        The following table sets forth net revenue, operating income and operating margin for Fire and Security ($ in millions):

	Six Months Ended
	April 1, 2005	March 31, 2004
Revenue from product sales	$2,660	$2,618
Service revenue	3,096	3,077

Net revenue	$5,756	$5,695

Operating income	$594	$465
Operating margin	10.3%	8.2%

        Net revenue for Fire and Security remained relatively level in the six months ended April 1, 2005 over the six months ended March 31, 2004. Net revenue increased primarily due to favorable changes in foreign currency exchange rates ($175 million) and increased sales of breathing, intrusion and suppression products at Tyco Safety Products. These increases were offset by the impact of divestitures ($164 million) and decreased sales at our security business in Europe.

        Operating income increased $129 million in the six months ended April 1, 2005 over the same period in the prior year. Results for the current period included net restructuring and divestiture related charges of $13 million as compared to net restructuring, impairment and divestiture charges of $80 million in the comparable prior period. The remaining increase in operating income in the six months ended April 1, 2005 was primarily due to favorable changes in foreign currency exchange rates, cost control measures related to operational excellence initiatives and prior year restructuring programs, partially offset by increased investment in sales and marketing.

        Attrition rates for customers in our global electronic security services business slightly improved to an average of 15.0% on a trailing twelve-month basis as of April 1, 2005, as compared to 15.1% as of September 30, 2004.

Electronics

        The following table sets forth net revenue, operating income and operating margin for Electronics ($ in millions):

	Six Months Ended
	April 1, 2005	March 31, 2004
Revenue from product sales	$5,943	$5,458
Service revenue	69	226

Net revenue	$6,012	$5,684

Operating income	$910	$804
Operating margin	15.1%	14.1%

        Net revenue for Electronics increased 5.8% in the six months ended April 1, 2005 over the six months ended March 31, 2004. The increase in net revenue was primarily due to strong results in Electronic Components, driven primarily by sales to the automotive, aerospace and defense, communications, household appliance and utilities markets. In addition, revenue increased substantially due to favorable changes in foreign currency exchange rates ($195 million). The change in fiscal year and conforming the reporting calendar of certain subsidiaries also contributed to the increase in revenue, although to a lesser extent. These increases were partially offset by the impact of the divestiture of the Electrical Contracting Services business ($172 million).

        Operating income for the six months ended April 1, 2005 included net restructuring and other credits of $3 million, as compared to net restructuring and divestiture costs of $15 million in the six months ended March 31, 2004. Operating income and operating margin for the six months ended April 1, 2005 increased as compared to the same period in the prior year due primarily to favorable changes in foreign currency exchange rates and increased sales volume, partially offset by increased commodity costs.

Healthcare

        The following table sets forth net revenue, operating income and operating margin for Healthcare ($ in millions):

	Six Months Ended
	April 1, 2005	March 31, 2004
Revenue from product sales	$4,655	$4,429
Service revenue	33	35

Net revenue	$4,688	$4,464

Operating income	$1,270	$1,119
Operating margin	27.1%	25.1%

        Net revenue for Healthcare increased 5.0% in the six months ended April 1, 2005 over the six months ended March 31, 2004. This increase resulted primarily from growth in existing businesses and favorable changes in foreign currency exchange rates ($94 million). Growth in Healthcare's underlying businesses was principally driven by increased revenue within Medical Devices and Supplies which was largely a result of increased sales volume in the International division, primarily in Europe, due to a salesforce investment and growth in the underlying businesses. Increases at Pharmaceuticals due to higher volume also contributed to the increase, although to a lesser extent. These increases were partially offset by decreased sales in Retail primarily due to a difficult competitive environment and consolidation within the retail sector.

        The increases in operating income and operating margin in the six months ended April 1, 2005 compared to the six months ended March 31, 2004 were due primarily to the favorable margin impact of the increased sales discussed above and a continued focus on maximizing operating efficiencies. In addition, operating income and margin benefited $20 million from the refinement of litigation liabilities and related insurance recoveries.

Engineered Products and Services

        The following table sets forth net revenue, operating income and operating margin for Engineered Products and Services ($ in millions):

	Six Months Ended
	April 1, 2005	March 31, 2004
Revenue from product sales	$2,461	$2,095
Service revenue	659	683

Net revenue	$3,120	$2,778

Operating income	$337	$237
Operating margin	10.8%	8.5%

        Net revenue for Engineered Products and Services increased 12.3% in the six months ended April 1, 2005 over the six months ended March 31, 2004. The increase in net revenue was largely driven by increased selling prices in Electrical and Metal Products due to higher costs of steel and other raw materials. Favorable changes in foreign currency exchange rates ($91 million) also contributed to the increase in revenue. In addition, Flow Control experienced increased sales in Latin America and the Asia-Pacific region with growth in both the water and industrial markets and high levels of project activity. The above increases in revenue were partially offset by lower volume in Electrical and Metal Products, a slight decrease of Infrastructure Services due to project timing and a decline in the Thermal Controls division, particularly in the North American market for the turnkey design and installation business.

        The increases in operating income and operating margin in the six months ended April 1, 2005 compared to the six months ended March 31, 2004 were due primarily to higher selling prices, net of higher raw material costs, as well as the impact of operational excellence and cost reductions from prior period restructuring, and favorable changes in foreign currency exchange rates.

Plastics and Adhesives

        The following table sets forth net revenue, operating (loss) income and operating margin for Plastics and Adhesives ($ in millions):

	Six Months Ended
	April 1, 2005	March 31, 2004
Revenue from product sales	$927	$854
Operating (loss) income	$(164)	$27
Operating margin	(17.7)%	3.2%

        Net revenue for Tyco Plastics and Adhesives increased 8.5% in the six months ended April 1, 2005 over the six months ended March 31, 2004 primarily due to the reclassification of customer reimbursed freight costs from a reduction of revenue to cost of sales ($40 million). Higher selling prices as a result of increased material costs more than offset volume declines at Plastics, and favorable changes in foreign currency exchange rates ($6 million) also contributed to the increase. Additionally, Adhesives and Ludlow Coated Products also experienced higher sales, while revenue at A&E Products declined primarily due to a decrease in volume across all regions.

        Operating income and operating margin both decreased significantly in the six months ended April 1, 2005 as compared to the same period in 2004. This was primarily due to long-lived asset impairment charges of $202 million during the current period (see "Goodwill and Long-Lived Asset Impairments" below) as compared to $57 million of restructuring, impairment and other charges in the prior year. This decrease was slightly offset by the favorable margin impact of the increased sales discussed above.

Corporate and Other

        Corporate expenses were $210 million and $155 million in the six months ended April 1, 2005 and March 31, 2004, respectively, which included operating losses of $42 million and $31 million, respectively, related to the TGN business held for sale. In addition, corporate expense for the six months ended April 1, 2005 included a $50 million charge representing the best estimate of the amount in fines and penalties that the Company will likely pay to resolve the matters raised in the SEC investigation that commenced in June 2002.

Interest Income and Expense

        Interest income was $68 million and $40 million in the six months ended April 1, 2005 and March 31, 2004, respectively. Interest expense was $427 million in the six months ended April 1, 2005 as compared to $491 million in the six months ended March 31, 2004. The decrease in interest expense is primarily driven by lower debt balances, partially offset by the impact of higher interest rates on our interest rate swap program compared to the same period in the prior year.

Other (Expense) Income, Net

        During the six months ended April 1, 2005, the Company recorded losses from the retirement of debt of $729 million.

Income Taxes

        Our effective income tax rate was 41.1% and 25.8% during the six months ended April 1, 2005 and March 31, 2004, respectively. The increase in the effective tax rate is primarily the result of an increase in charges that cannot be benefited related to the loss on retirement of debt, asset impairments and the estimated settlement of the SEC enforcement action. This was partially offset by increased profitability in operations in jurisdictions with lower tax rates.

Divestitures and Discontinued Operations

        In May 2005, Tyco announced its intent to explore the divesture of its Plastics and Adhesives business segment. Plastics and Adhesives is a global manufacturer of plastic film, specialty tapes and adhesives, coated products and garment hangers. Net revenue and operating income for fiscal 2004 for this business were $1.7 billion and $69 million, respectively. During the quarter ended April 1, 2005, the Company recorded $202 million ($181 million after tax) of goodwill and long-lived asset impairment charges in the A&E Products business unit of Plastics and Adhesives. See "Goodwill and Long-Lived Asset Impairments" below for further discussion of these charges. As we continue to explore the divestiture of the Plastics and Adhesives business, we may incur additional impairment charges.

        In November 2004, we agreed to sell the TGN, our undersea fiber optic telecommunication network, to one of India's telephone and internet service providers for $130 million. We have progressed in obtaining the various governmental approvals in the United States, India and other countries that are required prior to completing this sale. We anticipate that this sale will be completed during this fiscal year, and expect to record a gain on sale at that time.

        During the six months ended April 1, 2005, the Company divested six businesses that were reported as continuing operations in Fire and Security, Healthcare and Engineered Products and Services for aggregate proceeds of $35 million in cash. The Company recorded net losses and impairments on divestitures of $20 million, including $3 million reflected in cost of sales, in connection with the divestiture and liquidation of these businesses, as well as the write-down to estimated fair value of certain held for sale businesses. Total assets and total liabilities of these divested businesses were $88 million and $53 million, respectively. The total assets included cash retained by the businesses sold of $9 million.

        Net revenue and operating income for the six months ended April 1, 2005 related to these businesses were $59 million and $1 million, respectively. Net revenue and operating loss for the six months ended March 31, 2004 related to businesses divested in fiscal 2004 and 2005 were $419 million and $6 million, respectively.

        During the first six months of fiscal 2005, the Company divested six businesses that were reported as discontinued operations within Fire and Security and Engineered Products and Services for

aggregate proceeds of $156 million in cash. The Company recorded losses on the sale of discontinued operations of $80 million ($56 million after tax) to reflect the estimated losses on sale, including costs to sell, and to write down the carrying value of such assets to their estimated fair value. Total assets and total liabilities of the divested businesses were $364 million and $166 million, respectively. Net revenue of discontinued operations for the six months ended April 1, 2005 and March 31, 2004 was $172 million and $435 million, respectively. Pretax operating loss from discontinued operations for the six months ended April 1, 2005 and March 31, 2004 was $6 million and $8 million, respectively.

Goodwill and Long-Lived Asset Impairments

        During the quarter ended April 1, 2005, as a result of consideration for potential sale and deteriorating operating results in the A&E Products business, the Company performed an interim assessment of the recoverability of both goodwill and long-lived assets in the Plastics and Adhesives segment. Estimated fair values of the reporting units and long-lived assets at Plastics and Adhesives were developed based on probability-weighted expected future cash flows of these assets. As a result of this assessment, the Company determined that the book value of certain long-lived assets in the A&E Products reporting unit of Plastics and Adhesives was greater than their estimated fair value and consequently recorded a long-lived asset impairment of $40 million. The Company also determined that the book value of the A&E Products reporting unit was in excess of its estimated fair value which resulted in a goodwill impairment charge of $162 million.

Change in Fiscal Year and Reporting Calendar Alignment

        Effective October 1, 2004, Tyco changed its fiscal year end from a calendar fiscal year ending September 30 to a "52-53 week" year ending on the last Friday of September, such that each quarterly period will be 13 weeks in length. For fiscal years in which there are 53 weeks, the fourth quarter reporting period will be 14 weeks, with the first such occurrence taking place in fiscal 2011. In addition, certain of our subsidiaries had consistently closed their books up to one month prior to our fiscal period end. These subsidiaries now report results for the same period as the reported results of the consolidated Company. The impact of this change was not material to the Consolidated Financial Statements. This change is also consistent with our ongoing efforts to enhance controls and improve the transparency of our reporting, as this change better aligns our external reporting with our internal operational processes. Net income for the transition period related to this change was $26 million and was reported within Shareholders' Equity.

Critical Accounting Policies

        The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses.

        We believe that our accounting policies for depreciation and amortization of security monitoring systems, goodwill, revenue recognition, income taxes and long-lived assets are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the six months ended April 1, 2005, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (the "2004 Form 10-K").

Liquidity and Capital Resources

        The following table summarizes the sources of our cash flow from operating activities and the use of a portion of that cash in our operations ($ in millions).

	Quarters Ended		Six Months Ended
	April 1, 2005	March 31, 2004	April 1, 2005	March 31, 2004
Cash flows from operating activities:
Operating income	$1,341	$1,258	$2,737	$2,497
Non-cash restructuring and long-lived asset impairment charges, net	42	8	38	14
Non-cash (gains) losses and impairments on divestitures, net	(5)	85	13	85
Goodwill impairment	162	—	162	—
Depreciation and amortization(1)	537	546	1,078	1,094
Deferred income taxes	45	69	139	177
Provision for losses on accounts receivable and inventory	59	102	131	172
Other, net	—	4	47	32
Net decrease (increase) in working capital	20	166	(792)	(256)
Interest income	31	14	68	40
Interest expense	(209)	(226)	(427)	(491)
Income tax expense	(366)	(259)	(676)	(527)

Net cash provided by operating activities	$1,657	$1,767	$2,518	$2,837

Other cash flow items:
Capital expenditures, net(2)	$(325)	$(230)	$(612)	$(437)
Decrease in the sale of accounts receivable	6	25	15	72
Acquisition of customer accounts (ADT dealer program)	(68)	(61)	(135)	(131)
Purchase accounting and holdback/earn-out liabilities	(7)	(23)	(24)	(72)

(1)
The quarters ended April 1, 2005 and March 31, 2004, included depreciation expense of $373 million and $371 million, respectively, and amortization of intangible assets of $164 million and $175 million, respectively. The six months ended April 1, 2005 and March 31, 2004, included depreciation expense of $750 million and $744 million, respectively, and amortization of intangible assets of $328 million and $350 million, respectively.

(2)
Included net proceeds received for the sale of property, plant and equipment of $24 million and $32 million for the quarters ended April 1, 2005 and March 31, 2004, respectively, as well as $52 million and $61 million for the six months ended April 1, 2005 and March 31, 2004, respectively.

        Cash flows from operating activities and other cash flow items by segment were as follows for the six months ended April 1, 2005 ($ in millions).

	Six Months Ended April 1, 2005
	Fire and Security	Electronics	Healthcare	Engineered Products and Services	Plastics and Adhesives	Corporate and Other	Total
Cash flows from operating activities:
Operating income (loss)	$594	$910	$1,270	$337	$(164)	$(210)	$2,737
Non-cash restructuring and long-lived asset impairment charges, net	—	(5)	1	1	40	1	38
Non-cash (gains) losses and impairments on divestitures, net	6	—	8	(1)	—	—	13
Goodwill impairment	—	—	—	—	162	—	162
Depreciation	292	249	126	56	23	4	750
Intangible assets amortization	264	33	28	1	2	—	328

Depreciation and amortization	556	282	154	57	25	4	1,078
Deferred income taxes	—	—	—	—	—	139	139
Provision for losses on accounts receivable and inventory	45	33	24	25	4	—	131
Net (increase) decrease in working capital and other	(335)	(344)	(217)	(235)	(55)	441	(745)
Interest income	—	—	—	—	—	68	68
Interest expense	—	—	—	—	—	(427)	(427)
Income tax expense	—	—	—	—	—	(676)	(676)

Net cash provided by (used in) operating activities	$866	$876	$1,240	$184	$12	$(660)	$2,518

Other cash flow items:
Capital expenditures, net	$(187)	$(245)	$(123)	$(43)	$(19)	$5	$(612)
Decrease in sale of accounts receivable	5	1	9	—	—	—	15
Acquisition of customer accounts (ADT dealer program)	(135)	—	—	—	—	—	(135)
Purchase accounting and holdback/earn-out liabilities	(5)	(5)	(10)	(4)	—	—	(24)

        The net change in working capital was a cash decrease of $792 million in the six months ended April 1, 2005. The significant changes in working capital during the six months included a $563 million increase in accounts receivable and a $373 million increase in inventories, partially offset by an increase in accounts payable of $160 million.

        During the six months ended April 1, 2005, we purchased approximately 151,400 customer contracts for electronic security services through the ADT dealer program for cash of $135 million.

        During the six months ended April 1, 2005, we paid $24 million relating to purchase accounting and holdback/earn-out liabilities related to certain prior period acquisitions. Holdback liabilities represent a portion of the purchase price that is withheld from the seller pending finalization of the acquisition balance sheet. Certain acquisitions have provisions that require Tyco to make additional "earn-out" payments to the sellers if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. These earn-out payments are tied to certain performance measures, such as revenue, gross margin or earnings growth. At April 1, 2005, holdback/earn-out liabilities on our

Consolidated Balance Sheet were $167 million, of which $56 million was included in accrued and other current liabilities and $111 million was included in other liabilities.

        At April 1, 2005, the acquisition liabilities on our Consolidated Balance Sheet were $93 million, of which $30 million was included in accrued and other current liabilities and $63 million was included in other liabilities.

        We continue to fund capital expenditures to improve the cost structure of our businesses, invest in new processes and technology, and maintain high quality production standards. The level of capital expenditures is not expected to exceed depreciation in 2005 and is expected to increase relative to the level of spending in 2004.

        The provision for income taxes for the six months ended April 1, 2005 was $676 million, and the amount of income taxes paid, net of refunds, during the six months was $402 million. The difference is due to timing differences, as well as net operating loss carryforward utilization and audit settlement refunds.

Capitalization

        Shareholders' equity was $31.6 billion, or $15.67 per share, at April 1, 2005, compared to $30.3 billion, or $15.07 per share, at September 30, 2004. The increase in shareholders' equity was due primarily to net income of $901 million and favorable foreign currency translation adjustments of $639 million for the six months ended April 1, 2005, partially offset by dividends declared of $402 million.

        At April 1, 2005, total debt was $14.4 billion, as compared to $16.7 billion at September 30, 2004. Total debt as a percentage of total capitalization (total debt and shareholders' equity) was 31% at April 1, 2005 and 36% at September 30, 2004. The decrease in debt resulted principally from the repurchase of the convertible debentures discussed below ($1.2 billion) and scheduled repayments of debentures ($1.0 billion). Our cash balance decreased to $2.9 billion at April 1, 2005, as compared to $4.5 billion at September 30, 2004. The decrease in cash was primarily due to convertible debt repurchases and scheduled debt repayments. Capital expenditures, and to a lesser extent, dividend payments and acquisition of customer accounts, also contributed to the cash decrease. These decreases were partially offset by cash flows from operations.

        On December 16, 2004, Tyco International Group S.A., a wholly-owned subsidiary of the Company organized under the laws of Luxembourg ("TIGSA"), entered into a $1 billion 5-year revolving credit facility expiring on December 16, 2009. This facility replaced TIGSA's $1 billion 364-day revolving credit facility, which was terminated prior to its scheduled expiration date of December 20, 2004. There were no amounts outstanding under the 364-day revolving credit facility on the date of its termination. TIGSA also holds a $1.5 billion 3-year revolving bank credit facility expiring on December 22, 2006 and a $500 million 3-year unsecured letter of credit facility expiring on June 15, 2007. At April 1, 2005 there were no amounts drawn on any of these facilities.

        In the first six months of 2005, the Company repurchased $813 million aggregate principal amount of its outstanding 2.75% convertible senior debentures due 2018 with a 2008 put option for $1,269 million and $375 million aggregate principal amount of its outstanding 3.125% convertible senior debentures due 2023 with a 2015 put option for $627 million. These repurchases resulted in a $729 million loss on the retirement of debt, including the write-off of unamortized debt issuance costs, which is reflected in other (expense) income, net in the Consolidated Statements of Income. Assuming suitable market conditions and attractive pricing exist, the Company may continue to repurchase additional convertible senior debentures at comparable levels within the Company's convertible debt repurchase program that began in the fourth quarter of fiscal 2004.

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

        The Company's bank credit agreements contain a number of financial and other covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, minimum levels of net worth, and limits on the incurrence of liens. At April 1, 2005, the Company had two remaining synthetic lease facilities, with other covenants, including interest coverage and leverage ratios. The Company's outstanding indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions. None of these covenants are presently considered restrictive to the Company's operations. The Company is currently in compliance with all of its debt covenants.

        On December 9, 2004, the Board of Directors approved an increase in the quarterly dividend on the Company's common shares from $0.0125 to $0.10 per share. As a result, dividend payments are expected to approximate $625 million for 2005.

Commitments and Contingencies

        At April 1, 2005, the Company had a contingent purchase price liability of $80 million related to the 2001 acquisition of Com-Net by Electronics. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in Tyco's Consolidated Financial Statements as the outcome of this contingency cannot be reasonably determined.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

Class Actions

        For a discussion of contingencies related to Tyco's securities class actions, shareholder derivative litigation, ERISA litigation, and litigation against our former senior management, see Note 8 to our Consolidated Financial Statements. We are generally obligated to indemnify our directors and officers and our former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. We are unable at this time to estimate what our ultimate liability in all of these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial position, results of operations or cash flows. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

Investigations

        For a discussion of contingencies related to governmental investigations related to Tyco, see Note 8 to our Consolidated Financial Statements. We are cooperating with these investigations and are complying with these requests. At this time, we cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that the Company will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities (which in turn could negatively impact the Company's business with non-governmental customers) or suffer other penalties, each of which could have a material adverse effect on the Company's business. It is not possible at this time to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of these matters.

        During the quarter, the Company recorded a charge of $50 million, which represents the Company's best estimate of the amount in fines and penalties we believe the Company will likely pay to resolve the matters raised in the SEC's investigation. The Company is engaged in discussions with the SEC's Division of Enforcement to resolve the matters raised in the SEC's investigation. Final resolution of these matters is subject to a number of uncertainties, including finalizing the terms of a settlement that the Enforcement Staff will agree to recommend to the Commission, the Company's submission of an offer of settlement approved by the Tyco Board of Directors, and the Commission's approval of the settlement offer. Until such events have occurred, the charge is subject to change.

Intellectual Property Litigation

        The Company is party to a number of patent infringement and antitrust actions that may require the Company to pay damage awards. Tyco has assessed the status of these matters and has recorded liabilities related to certain of these matters where appropriate. For a detailed discussion of contingencies related to Tyco's intellectual property litigation, see Note 8 to our Consolidated Financial Statements.

Environmental

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of April 1, 2005, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $167 million to $491 million. As of April 1, 2005, Tyco concluded that the best estimate within this range is approximately $260 million, of which $36 million is included in accrued and other current liabilities and $224 million is included in other liabilities on the Company's Consolidated Balance Sheets. In view of the Company's financial position and reserves for environmental matters of $260 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos

        For a detailed discussion of contingencies related to Tyco's asbestos matters, see Note 8 to our Consolidated Financial Statements. We believe that we have valid defenses to these claims and intend to continue to defend them vigorously. Additionally, we believe that we have adequate amounts recorded for potential settlements and adverse judgments in asbestos-related litigation. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, we believe that the final outcome of all known and anticipated future claims, after taking into account our substantial indemnification rights and insurance coverage, will not have a material adverse effect on our financial position, results of operations or cash flows.

Income Taxes

        Tyco and its subsidiaries' income tax returns are periodically examined by various regulatory tax authorities. In connection with such examinations, tax authorities, including the United States Internal Revenue Service ("IRS"), have raised issues and proposed tax deficiencies. We are reviewing the issues raised by the tax authorities and are contesting certain of the proposed tax deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been recorded through the income tax provision or goodwill, as appropriate. We cannot provide assurance that the ultimate resolution of these tax deficiencies and contingencies will not have a material adverse effect on our financial condition, results of operations or cash flows.

        The American Jobs Creation Act of 2004 (the "AJCA"), signed into law in October 2004, replaces an export incentive with a deduction from domestic manufacturing income. It is not expected that the AJCA will have a material impact on the Company's income tax provision or goodwill, as appropriate. The AJCA also allows the Company to repatriate up to $500 million of permanently reinvested foreign earnings in 2005 or 2006 at an effective tax rate of 5.25%. This incentive would apply to the Company's U.S. owned controlled foreign companies. The Company is reviewing whether to take advantage of this provision of the AJCA.

Compliance Matters

        In 2003 an allegation was brought to our attention that during the period from 1999 through 2003 certain improper payments were made by a non-U.S. subsidiary of Tyco with 2004 revenue of $40 million. With the assistance of outside counsel, we conducted an internal investigation into this allegation to determine whether certain payments were correctly recorded in the books and records of the subsidiary. We have taken remedial steps and have reported the results of our investigation to the U.S. Department of Justice ("DOJ") and the SEC and are cooperating with their inquiries.

        On March 29, 2005, Tyco reported to the DOJ and the SEC the investigative steps and remedial measures that it has taken in response to a number of recent allegations of improper payments. Tyco also informed the DOJ and the SEC that it has retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act, that it would make periodic progress reports to them, and that it would present its factual findings upon conclusion of the baseline review.

        At this time, Tyco cannot predict the outcome of its disclosure of these matters reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of any or all of these matters.

Other Matters

        The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or cash flows.

Backlog

        At April 1, 2005, Tyco had a backlog of unfilled orders of $13.7 billion, compared to a backlog of $13.2 billion at September 30, 2004. Backlog by segment was as follows ($ in millions):

	April 1, 2005	September 30, 2004
Fire and Security	$6,864	$6,726
Engineered Products and Services	3,827	3,469
Electronics	2,427	2,454
Healthcare	301	280
Plastics and Adhesives	107	118
Corporate and Other	156	120

	$13,682	$13,167

        Within Fire and Security, backlog increased primarily as a result of favorable foreign currency exchange rates. Backlog for Fire and Security included recurring "revenue-in-force," which represents twelve months' fees for monitoring and maintenance services under contract in the security business. The amount of recurring revenue-in-force at April 1, 2005 and September 30, 2004 was $3,593 million and $3,559 million, respectively. Within Engineered Products and Services, backlog increased primarily as a result of favorable foreign currency exchange rates and increased orders in Infrastructure Services and Flow Control. Within Electronics, backlog remained relatively level as favorable foreign currency exchange rates were offset by the absence of backlog related to the final portion of the Electrical Contracting Services business sold during the first quarter of 2005. Backlog in Healthcare and Plastics and Adhesives represents unfilled orders, which, in the nature of the business, are normally shipped shortly after purchase orders are received. We do not view backlog in Healthcare and Plastics and Adhesives to be a significant indicator of the level of future sales activity.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

        At April 1, 2005 and September 30, 2004, the availability under our corporate accounts receivable programs was $550 million and $625 million, respectively. No amounts were utilized under these corporate programs at April 1, 2005 or September 30, 2004. The aggregate amount outstanding under international accounts receivable programs was $88 million at April 1, 2005 and $99 million at September 30, 2004.

Guarantees

        The Company's guarantees have not changed materially from those previously discussed in the 2004 Form 10-K.

Accounting Pronouncements

        In September 2004, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." This EITF requires that contingently convertible debt securities with a market price trigger be included in diluted earnings per share, regardless of whether the market price trigger has been met. EITF No. 04-8 became effective for Tyco on October 1, 2004 and required retroactive restatement of previously reported earnings per share. The adoption of this EITF did not impact diluted earnings per share for any period presented and is not expected to have a significant impact on earnings per share for the current or prior fiscal year.

        In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 will be effective in the first quarter of fiscal 2006 for Tyco. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company's results of its operations, financial position or cash flows.

        In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment," ("SFAS No. 123R") that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The compensation cost will be measured based on the grant-date fair value and will be recognized over the service period. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Pro-forma disclosure regarding the effect on net income and earnings per share as if we had applied the fair value method of accounting for stock-based compensation is presented in the Employee Share Option Plans section of Note 1 to the Consolidated Financial Statements. In April 2005, the SEC delayed the effective date for SFAS No. 123R so that it will become effective in the first quarter of fiscal 2006 for Tyco. The Company is currently assessing the impact that the new standard will have on the results of its operations, financial position or cash flows.

        In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107 regarding the Staff's interpretation of SFAS No. 123R. This interpretation provides the Staff's views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. The Company will follow the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS No. 123R.

        In March 2005, the FASB issued Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143." This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the impact that FIN No. 47 will have on the results of its operations, financial position or cash flows.

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

        As a result of actions taken by our former senior corporate management, Tyco, some members of our former senior corporate management, former members of our Board of Directors and our current Chief Executive Officer and former Chief Financial Officer are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws. Tyco, certain of our current and former employees, some members of our former senior corporate management and some former members of the Board of Directors of Tyco International (US), Inc. also are named as defendants in several ERISA class actions. In addition, Tyco and some members of our former senior corporate management are subject to an SEC inquiry, and some members of our former senior corporate management are named as defendants in criminal cases being prosecuted by the District Attorney of New York County. The findings and outcomes of the prosecutions and the SEC civil action may affect the course of the purported securities class actions and ERISA class actions pending against Tyco. We are generally obligated to indemnify our directors and officers and our former directors and officers who are also named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. We are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial position, results of operations or cash flows. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

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

        Tyco and our subsidiaries' income tax returns are periodically examined by various tax authorities. Tyco is currently under audit by the IRS for the years 1997 to 2000. In connection with such examinations, tax authorities, including the IRS, have raised issues and proposed tax deficiencies. We are reviewing the issues raised by the tax authorities and are contesting certain of the proposed tax deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been accrued through the income tax provision or goodwill, as appropriate. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional income taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.

        In connection with the IRS audits for the years 1997-2000, the Company prepared proposed adjustments to these prior period U.S. federal income tax returns. The proposed amendments are currently being reviewed by the IRS and if accepted will result in receipt of refunds or credits and a corresponding reduction to our net deferred tax asset. The Company is in the process of preparing proposed amendments to prior period U.S. federal income tax returns for additional periods. The proposed amendments are not expected to have a material adverse impact on our financial condition, results of operations or cash flows.

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

        During the quarter, the Company recorded a charge of $50 million, which represents the Company's best estimate of the amount in fines and penalties management believes the Company will likely pay to resolve the matters raised in the SEC's investigation. The Company is engaged in discussions with the SEC's Division of Enforcement to resolve the matters raised in the SEC's investigation. Final resolution of these matters is subject to a number of uncertainties, including finalizing the terms of a settlement that the Enforcement Staff will agree to recommend to the Commission, the Company's submission of an offer of settlement approved by the Tyco Board of Directors, and the Commission's approval of the settlement offer. Until such events have occurred, the charge is subject to change.

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

        While current management has implemented a broad range of governance and control procedures, and continues to evaluate and enhance controls in connection with our preparation for compliance with Section 404 of the Sarbanes-Oxley Act, we cannot provide assurance that we will not discover that there have been further instances of breakdowns in our internal controls and procedures.

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

        The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. We have concluded that it is probable that we would incur remedial costs in the range of approximately $167 million to $491 million. We concluded that the best estimate within this range is approximately $260 million, of which $36 million is included in accrued and other current liabilities and $224 million is included in other liabilities on our Consolidated Balance Sheets as of April 1, 2005. Environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with such laws, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition and results of operations or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.

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

        Attrition rates for customers in our global electronic security services business was 15.1% on a trailing 12-month basis as of September 30, 2004. The attrition rate decreased slightly to an average of 15.0% on a trailing 12-month basis as of April 1, 2005. However, if attrition rates were to trend upward, ADT's recurring revenue and results of operations will be adversely affected. Tyco amortizes the costs of ADT's contracts and related customer relationships purchased through the ADT dealer program using a double-declining balance method based on a ten-year life for the first eight years of the estimated life of the customer relationships, converting to the straight-line method of amortization to completely amortize the asset pool by the end of the twelfth year. Internally generated residential and commercial account pools are amortized using a straight-line method over ten to fourteen years. If the attrition rates were to rise for these account pools, then Tyco may be required to accelerate the amortization of the costs related to these pools, which could cause a material adverse effect on our financial condition, results of operations and cash flows.

  Our reputation and our ability to do business may be impaired by improper conduct by any of our employees or agents or those of our subsidiaries.

        Tyco and its subsidiaries operate in many parts of the world that have experienced governmental corruption to some degree, including, but not limited to, Asia, Latin America and Europe. Tyco's policy mandates strict compliance with the United States Foreign Corrupt Practices Act, as amended, and local laws prohibiting corrupt payments to government officials. Nonetheless, we cannot provide assurance that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees that would violate U.S. and/or foreign laws, including the laws governing payments to government officials. These improper actions, however, could subject the Company to civil or criminal investigations in the United States and in other jurisdictions and could lead to penalties, including substantial monetary fines, against us or our subsidiaries and could damage our reputation and, therefore, our ability to do business.

        From time to time Tyco receives information alleging improper conduct of Tyco employees, agents, and/or distributors, including conduct involving potentially improper payments to foreign government officials. Tyco's policy is to investigate that information and respond appropriately, including, if warranted, taking remedial control measures and reporting its findings to relevant law enforcement authorities.

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

        In 2003, the State of California adopted legislation intended to limit the eligibility of certain Bermuda and other foreign-chartered companies to participate in certain state contracts. To date, Tyco companies have requested waivers which have been granted or are still pending with three requests having been denied. However, there is no reliable process for how that waiver authority will be exercised and how the provision for such waivers will affect Tyco's business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company's exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure discussed in the 2004 Form 10-K. In order to manage the volatility relating to our more significant market risks, we enter into forward foreign currency exchange contracts, cross-currency swaps, foreign currency options, and interest rate swaps. In order to achieve an appropriate balance of fixed and floating rate debt through the use of swaps, Tyco has swapped $3 billion notional amount of its fixed rate debt to floating rate debt. At April 1, 2005 we are receiving a weighted-average fixed rate of 6.3% and paying a weighted-average variable rate of six-month LIBOR plus 1.4% under these swap arrangements.

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

Item 4. Controls and Procedures

        On September 17, 2002 and December 30, 2002 we reported in Current Reports on Form 8-K the findings of the Company's investigations that identified internal control weaknesses in our accounting and financial reporting. These findings have played a significant role in our efforts to strengthen our internal control environment in such areas as acquisition accounting, restructuring, financial and legal controls, reserve utilization, incentive compensation and a number of other areas relevant to our financial statements. Tyco's senior management and Board of Directors continue their comprehensive, diligent efforts in reviewing Tyco's internal controls and policies and procedures. These efforts have been enhanced and expanded as a result of our ongoing efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), which will be effective for the Company for the fiscal year ending September 30, 2005. Although the framework has been put in place to materially improve the control structure of Tyco, it will take some time to realize all of the benefits from our initiatives.

        As previously reported in our periodic filings, during 2003 and 2004, our Board of Directors and senior management initiated numerous actions to improve our corporate governance and internal control over financial reporting. We remain committed to continued improvement and during the period covered by this report, the Company continued to implement substantial changes to the tax reporting and compliance processes, including preparation of amended federal U.S. income tax returns and the hiring and training of additional tax personnel.

        In connection with our Section 404 compliance efforts, we have invested significant resources in documenting, analyzing and testing our internal controls. As necessary, we have taken, and continue to take, actions to remediate control gaps identified including additional information technology controls, tax accounting controls, improved segregation of duties, predominantly in our smaller entities, further formalization of our controllership guide, training on generally accepted accounting principles and internal controls and enhanced monitoring controls.

        Given the complex nature of the way the Company and its more than 2,300 subsidiaries have been structured over time through a series of acquisitions, the effort to fully document, evaluate and remediate controls is particularly challenging. Management cannot provide absolute assurance regarding ultimate success; however, management remains strongly committed and will continue to invest the resources that we believe are necessary to achieve Section 404 compliance certification.

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

Securities Class Actions

        As previously reported in the 2004 Form 10-K, Tyco and certain of our former directors and officers have been named as defendants in more than two dozen securities class actions. Most of the securities class actions have now been transferred to the United States District Court for the District of New Hampshire by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pretrial proceedings. On January 7, 2005, the Company answered the plaintiffs' consolidated complaint. On January 14, 2005, Lead Plaintiffs made a motion for class certification, which motion remains pending before the Court.

        As previously reported in our periodic filings, the Company appealed to the United States Court of Appeals for the First Circuit the decision of the United States District Court for the District of New Hampshire to remand Brazen v. Tyco International Ltd. to the Circuit Court for Cook County, Illinois and Hromyak v. Tyco International Ltd., Goldfarb v. Tyco International Ltd., Mandel v. Tyco International Ltd., Myers v. Tyco International Ltd., Rappold v. Tyco International Ltd., and Schuldt v. Tyco International Ltd. to the Circuit Court for Palm Beach County, Florida. Plaintiffs moved to dismiss the Company's appeal. On December 29, 2004, the United States Court of Appeals for the First Circuit granted plaintiffs' motion and dismissed the Company's appeal. On March 10, 2005, plaintiff Lionel I. Brazen filed an amended class action complaint purporting to represent a class of purchasers who exchanged shares of Mallinckrodt, Inc. common stock for shares of Tyco common stock pursuant to the Joint Proxy Statement and Prospectus, and the Registration Statement in which it was included, in connection with the October 17, 2000 merger of Tyco and Mallinckrodt, Inc. Plaintiff names as defendants Tyco International Ltd., and certain former Tyco executives and asserts causes of action under Section 11, 12(a)(2) and 15 of the Securities Act of 1933. The amended class action complaint alleges that the defendants made statements in the Registration Statement and the Joint Proxy Statement and Prospectus that were materially false and misleading and failed to disclose material adverse facts regarding the business and operations of Tyco.

        As previously reported in our periodic filings, a class action complaint, Ezra Charitable Trust v. Tyco International Ltd., was filed in the United States District Court for the Southern District of Florida. The Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the District of New Hampshire. Thereafter, the Company moved to dismiss the complaint. On December 22, 2004, plaintiff moved to amend the complaint. The proposed amendment asserts causes of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against Tyco International Ltd. and Edward Breen, our current Chief Executive Officer, and seeks to add as defendants David FitzPatrick, our former Chief Financial Officer, and PricewaterhouseCoopers LLP, our former independent auditors. As against defendants Breen and FitzPatrick, the complaint asserts a cause of action under Section 20(a) of the Securities Exchange Act of 1934. On March 25, 2005, the United States District Court for the District of New Hampshire granted plaintiff's motion to amend. Plaintiff filed an amended complaint that day. On March 28, 2005, the Court denied defendants' motion to dismiss the original complaint, without prejudice to the defendants' ability to move against the amended complaint.

        As previously reported in our periodic filings, the United States District Court for the District of New Hampshire granted one plaintiff's motion for appointment as lead plaintiff in Stumpf v. Tyco International Ltd. and O'Loughlin v. Tyco International Ltd. On December 10, 2004, lead plaintiff

Mark Newby filed a Consolidated Securities Class Action Complaint purporting to represent a class of purchasers of TyCom securities between July 26, 2000 and December 17, 2001. Plaintiff names as defendants Tyco International Ltd., TyCom, Ltd., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Citigroup Inc., along with certain former Tyco and TyCom executives. The complaint asserts causes of action under Sections 11 and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against Tyco, TyCom, Goldman Sachs, Merrill Lynch, Citigroup and certain former Tyco and TyCom executives. The complaint alleges the TyCom registration statement and prospectus were inaccurate, misleading and failed to disclose facts necessary to make the registration statement and prospectus not misleading. Further, the complaint alleges the defendants violated securities laws by making materially false and misleading statements and omissions concerning, among other things, executive compensation, Tyco's and TyCom's finances and TyCom's business prospects. On February 18, 2005, the Company moved to dismiss the Consolidated Securities Class Action Complaint, which motion remains pending before the Court.

        As previously reported in our periodic filings, the United States District Court for the District of New Hampshire assigned the case New Jersey v. Tyco to the Securities Actions pending before it. On February 11, 2005, Plaintiffs filed a Second Amended Complaint against Tyco, our former auditors, and certain of our former directors and officers. As against all defendants, the amended complaint asserts causes of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, for common law fraud, aiding and abetting common law fraud, conspiracy to commit fraud and negligent misrepresentation. Claims are asserted against the individual defendants under Section 20(a) of the Securities Exchange Act of 1934, Section 15 of the Securities Act of 1933, Section 24(d) of the New Jersey Uniform Securities Law, Sections 421-B:25(II) & (III) of the New Hampshire Uniform Securities Law, and for breaches of fiduciary duties. Claims are also asserted against certain of the individual defendants under Section 20A of the Securities Exchange Act of 1934, and for violation of the New Jersey RICO statute; against Tyco under Section 12(a)(2) of the Securities Act of 1933, Section 24(c) of the New Jersey Uniform Securities Law, and for violation of, aiding and abetting violation of, and vicarious liability under the New Jersey RICO statute; against Tyco and certain of the individual defendants under Section 14(a) of the Securities Act of 1933 and Rule 14a-9 promulgated thereunder, and for conspiracy to violate the New Jersey RICO statute; against Tyco, our former auditors, and certain of the individual defendants under Section 11 of the Securities Act of 1933, and for violation of, and conspiracy to violate the New Jersey RICO Statute; and against our former auditors and certain of the individual defendants for aiding and abetting violation of the New Jersey RICO Statute. Finally, claims are asserted against the individual defendants and our former auditors for aiding and abetting the individual defendants' breaches of fiduciary duties. The Second Amended Complaint asserts that the defendants violated the securities laws and otherwise engaged in fraudulent acts by making materially false and misleading statements and omissions concerning, among other things, the following: unauthorized and improper compensation of certain of our former executives; their improper use of our funds for personal benefit and their improper self-dealing in real estate.

        As previously reported in our periodic filings, the Judicial Panel on Multidistrict Litigation was notified that Hall v. Kozlowski may be an action that should be transferred to the United States District Court for the District of New Hampshire. Thereafter, the Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the District of New Hampshire. On March 16, 2005, Tyco International (US) Inc. answered plaintiff's amended complaint.

        As previously reported in our periodic filings, plaintiff moved to remand Davis v. Kozlowski to the Circuit Court of Cook County, Illinois. On March 17, 2005, the United States District Court for the District of New Hampshire granted plaintiff's motion to remand and denied defendants' motion to dismiss. On March 31, 2005, the Company moved for reconsideration of the Court's remand order, which motion remains pending before the Court.

        On April 29, 2005, an action was filed in the United States District Court for the Southern District of Florida, Stevenson v. Tyco International Ltd., et. al. Plaintiff names as additional defendants our current Chief Executive Officer, Edward Breen, our former Chief Financial Officer, David FitzPatrick, our current Executive Vice President and General Counsel, William Lytton, current members of Tyco's Board of Directors including, Dennis Blair, George Buckley, Bruce Gordon, John Krol, Carl McCall, Mackey McDonald, Brendan O'Neill, Sandra Wijnberg, and Jerome York, as well as former members of Tyco's Board of Directors, including, Michael Ashcroft, Joshua Berman, Richard Bodman, John Fort, Steven Foss, Wendy Lane, James Pasman, Peter Slusser and Joseph Welch. The complaint asserts causes of action under Section 10(b) and Rule 10(b)(5) of the Securities Exchange Act of 1934 and Section 20(a) of the Securities Exchange Act of 1934. The complaint alleges that defendants made material misrepresentations that resulted in artificially deflated stock price. Tyco has sought an order from the Judicial Panel on Multidistrict Litigation to transfer this action to the United States District Court for the District of New Hampshire.

Shareholder Derivative Litigation

        As previously reported in our periodic filings, on October 14, 2004, the United States District Court for the District of New Hampshire dismissed the Consolidated Derivative action then pending. On November 12, 2004, Plaintiffs filed their notice of appeal in the United States District Court for the District of New Hampshire seeking to reverse the district court's dismissal. On February 15, 2005, the plaintiff-appellant filed her brief on appeal in the United States Court of Appeals for the First Circuit.

ERISA Litigation

        As previously reported in our periodic filings, Tyco and certain of our current and former employees, officers and directors, have been named as defendants in eight class actions brought under the Employee Retirement Income Security Act. The complaints purported to bring claims on behalf of the Tyco International (US) Inc. Retirement Savings and Investment Plans and the participants therein. On January 12, 2005, the United States District Court for the District of New Hampshire denied, without prejudice, the Company's motion to dismiss certain additional individual defendants from the action. On January 20, 2005, Plaintiffs filed a motion for class certification, which motion remains pending before the Court. On January 27, 2005, the Company answered the plaintiffs' consolidated complaint. Also, on January 28, 2005, the Company and certain individual defendants filed a motion for reconsideration of the Court's January 12, 2005 order, insofar as it related to the Tyco (US) Retirement Committee, which remains pending before the Court.

Tyco Litigation Against Former Senior Management

        As previously reported in our periodic filings, we have filed a number of civil complaints against certain of our former directors and executive officers for breach of fiduciary duty and other wrongful conduct. In addition, as previously disclosed in our periodic filings, we have filed a civil complaint against our former Chairman and Chief Executive Officer, L. Dennis Kozlowski, and our former Chief Financial Officer, Mark H. Swartz, pursuant to Section 16(b) of the Securities Exchange Act of 1934 for disgorgement of short-swing profits from prohibited transactions in our common shares believed to exceed $40 million. The Judicial Panel on Multidistrict Litigation has transferred each of these actions to the United States District Court for the District of New Hampshire.

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

        During the quarter, the Company recorded a charge of $50 million, which represents the Company's best estimate of the amount in fines and penalties we believe the Company will likely pay to resolve the matters raised in the SEC's investigation. The Company is engaged in discussions with the SEC's Division of Enforcement to resolve the matters raised in the SEC's investigation. Final resolution of these matters is subject to a number of uncertainties, including finalizing the terms of a settlement that the Enforcement Staff will agree to recommend to the Commission, the Company's submission of an offer of settlement approved by the Tyco Board of Directors, and the Commission's approval of the settlement offer. Until such events have occurred, the charge is subject to change.

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

        Mallinckrodt, Inc. ("Mallinckrodt") and Nellcor Puritan Bennett, Inc. ("Nellcor"), plaintiffs/counterdefendants v. Masimo Corporation ("Masimo") et al., defendants/counter-claimants, is a consolidated patent infringement action in the United States District Court for the Central District of California. Nellcor is a subsidiary of Tyco. Nellcor alleges that Masimo infringed one Nellcor patent related to pulse oximeters, which are medical devices used to measure blood oxygen levels in patients, and Masimo alleges that Nellcor infringed four Masimo patents related to pulse oximeters. Trial in the action commenced on February 18, 2004. On March 16, 2004, the jury returned a liability finding that Nellcor willfully infringed the four Masimo patents and that Masimo did not infringe the one Nellcor patent. On March 26, 2004, the jury awarded Masimo $135 million in damages for Nellcor's alleged infringement through December 31, 2003. After hearing post-trial motions, the district court issued an order on July 14, 2004 which (i) denied Masimo's request to impose an injunction on the sale of pulse oximeters; (ii) reversed the jury finding of patent infringement for one of the four patents at issue; (iii) ruled that a second patent was unenforceable due to Masimo's inequitable conduct in seeking the patent; and (iv) overturned the jury finding that the infringement was "willful." On August 6, 2004, the district court entered final judgment that included additional damages of $30 million for Nellcor's alleged infringement from January 1, 2004 through May 31, 2004. Nellcor is appealing the jury's infringement finding on the remaining two Masimo patents to the United States Court of Appeals for the Federal Circuit. The briefing for the appeal is completed. The Court of Appeals has not yet scheduled oral argument for the appeal. Tyco has assessed the status of this matter and has concluded that it is more likely than not that the jury's decision will be overturned and, further, Tyco intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in Tyco's Consolidated Financial Statements with respect to this damage award. Also in connection with this patent litigation, Nellcor asserts that Masimo infringes a second Nellcor patent (U.S. Patent No. 4,934,372—the "'372 patent"). On April 8, 2005, the United States Court of Appeals for the Federal Circuit issued a decision in Nellcor's favor that reversed the district court's summary judgment finding of noninfringement regarding the '372 patent claim against Masimo. The Court of Appeals remanded Nellcor's '372 patent claim to the district court for further proceedings.

        Masimo Corporation v. Tyco Healthcare Group LP ("Tyco Healthcare") and Mallinckrodt, Inc. is a separate lawsuit also pending in the United States District Court for the Central District of California. Tyco Healthcare and Mallinckrodt are subsidiaries of Tyco. In this lawsuit, Masimo alleges violations of antitrust laws against Tyco Healthcare and Mallinckrodt in the markets for pulse oximeter products. Masimo alleges that Tyco Healthcare and Mallinckrodt used their market position to prevent hospitals from purchasing Masimo's pulse oximetry products. Masimo seeks injunctive relief and monetary damages, including treble damages. Trial in this case began on February 22, 2005. The jury returned its verdict on March 21, 2005, and awarded Masimo $140 million in damages. The damages are automatically trebled under the antitrust statute to an award of $420 million. Masimo's attorneys are entitled to an award of reasonable fees and costs in addition to the verdict amount. Tyco has assessed the status of this matter and has concluded that it is more likely than not that the jury's decision will be overturned, and, further, Tyco intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in the Consolidated Financial Statements with respect to this damage award.

        As previously reported in our periodic filings, Applied Medical Resources Corp. ("Applied Medical") v. United States Surgical ("U.S. Surgical") is a patent infringement action in which U.S. Surgical, a subsidiary of Tyco, is the defendant. In February 2002, the United States District Court for the Central District of California held that U.S. Surgical's VERSASEAL universal seal system, contained in certain surgical trocar and access devices manufactured by U.S. Surgical, infringed certain of the plaintiff's patents. The district court entered a permanent injunction against U.S. Surgical based upon infringement of one of the three patents involved in the suit. The United States Court of Appeals for the Federal Circuit affirmed the district court's permanent injunction ruling in September 2003 for the VERSASEAL product, which is no longer on the market. In October 2003, the district court ruled in U.S. Surgical's favor, holding that two other patents involved in the case were invalid. A trial on damages for the earlier infringement ruling in the district court concluded on July 27, 2004. The jury awarded Applied Medical $44 million in damages and returned a finding that the earlier infringement was willful, giving the district court discretion to enhance those damages to up to treble the damages awarded to Applied Medical by the jury. On October 1, 2004, the district court issued post-trial rulings that (i) denied U.S. Surgical's motion to set aside the jury's finding on willfulness; and (ii) granted Applied Medical's motion for enhanced damages, enhancing the jury's damages award by 25%, or $11 million. On January 27, 2005, the district court awarded Applied Medical $10 million in costs, prejudgment interest and attorneys' fees. Thus, Applied Medical's total award is $65 million. U.S. Surgical will appeal the damages award and the willfulness finding to the court of appeals. Tyco has recorded a liability related to this matter and does not expect to incur material losses beyond what has already been accrued.

        On July 31, 2003, Applied Medical filed another patent infringement suit against U.S. Surgical in the United States District Court for the Central District of California. The complaint alleges that U.S. Surgical's VERSASEAL Plus trocar product infringes Applied Medical's U.S. Patent No. 5,385,533. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical's motion for summary judgment. Applied Medical is appealing the summary judgment ruling.

Environmental Litigation

        As previously reported in our periodic filings, on certain dates in 2002 and 2003, a business within Engineered Products and Services reported purportedly incorrect data relating to landfill gas monitoring at four landfill sites in Ohio. To our knowledge, no action or proceeding has been filed by any state or federal authority in this matter to date.

        We have been in discussions with the U.S. Environmental Protection Agency and the New Jersey Department of Environmental Protection regarding historic environmental compliance issues at a facility sold by Tyco in 2000. At this time, although these governmental authorities have not commenced any formal legal proceedings, we believe such proceedings are contemplated by these governmental authorities, and that such proceedings may result in potential monetary sanctions of $100,000 or more. However, we do not believe that any such monetary sanctions will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Commercial Litigation

        As previously reported in our periodic filings, one of our subsidiaries is party to a franchise dispute. The Company has assessed the status of this matter and does not expect to incur material losses beyond what has already been accrued.

Asbestos Matters

        As previously reported in our periodic filings, Tyco and some of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. The majority of these cases have been filed against subsidiaries in Healthcare and Engineered Products and Services. Each case typically names between dozens to hundreds of corporate defendants. The Company will continue to vigorously defend these lawsuits and the Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims. When appropriate, the Company settles claims. However, the total amount paid to date to settle and defend all asbestos claims has been immaterial. As of April 1, 2005 there were approximately 16,000 asbestos liability cases pending against the Company and our subsidiaries.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
1/1/05 - 1/31/05(1)	9,658	$35.70	—	—
1/1/05 - 1/31/05(2)	9,133,499	$36.78	9,133,499	—
2/1/05 - 2/28/05(2)	3,246,963	$34.02	3,246,963	—
3/1/05 - 3/31/05(2)	29,294,358	$35.53	29,294,358	—

(1)
Transactions represent the purchase of restricted shares from employees to satisfy tax withholding requirements on such equity-based transactions. None of these transactions were made in the open market. The average price paid per share is based upon the high and low closing sales prices on the New York Stock Exchange on the date of the transaction.

(2)
Transactions represent the repurchase of a portion of the Company's outstanding convertible debt prior to its scheduled maturity (see Note 7 to the Consolidated Financial Statements). The average price paid per share is calculated by dividing the total cash paid for the debt by the number of underlying shares into which the debt is convertible.

Item 4. Submission of Matters to a Vote of Security Holders

        The 2005 Annual General Meeting of Shareholders (the "Meeting") of the Company was held on March 10, 2005.

        At the Meeting, a total of 1,731,017,425 common shares (85.55% of outstanding common shares as of the record date, January 10, 2005) were voted. The two Company proposals submitted at the Meeting were passed as described below.

        The following is a brief description of each matter voted upon at the Meeting. Percentages indicated below reflect the percentage of the total number of common shares voted at the Meeting.

        Proposal 1.    To elect the Board of Directors of the Company:

        The following is a tabulation of the votes submitted in respect of Proposal One of the Proxy Statement. Proxies giving discretion to the chairman of the Meeting were voted in favor of each candidate. There were zero broker non-votes.

	NUMBER OF VOTES FOR	% OF QUORUM	NUMBER OF VOTES WITHHELD
Dennis C. Blair	1,686,205,203	97.41	44,812,217
Edward D. Breen	1,686,127,335	97.41	44,890,085
George W. Buckley	1,653,195,515	95.50	77,821,905
Brian Duperreault	1,677,914,170	96.93	53,103,250
Bruce S. Gordon	1,678,271,425	96.95	52,745,995
Rajiv L. Gupta	1,686,135,957	97.41	44,881,463
John A. Krol	1,686,153,443	97.41	44,863,977
Mackey J. McDonald	1,238,432,521	71.54	492,584,899
H. Carl McCall	1,685,504,912	97.37	45,512,508
Brendan R. O'Neill	1,678,247,957	96.95	52,769,463
Sandra S. Wijnberg	1,661,917,333	96.01	69,100,087
Jerome B. York	1,678,125,256	96.94	52,892,164

        Proposal 2.    A proposal to re-appoint Deloitte & Touche LLP as the independent auditors and to authorize the Audit Committee to set the auditors' remuneration:

        A total of 1,668,257,305 shares (96.37%) were voted for and 50,554,368 shares (2.92%) were voted against this proposal. There were 12,205,747 abstentions and zero broker non-votes.

Item 6. Exhibits

Exhibit Number	Exhibit
10.1
Amendment No. 1, dated April 15, 2005 to the Five-Year Credit Agreement dated as of December 16, 2004 among Tyco International Group S.A., Tyco International Ltd., each lender from time to time thereto, and Bank of America, N.A. and Citigroup USA, Inc., as Co-Administrative Agents (filed herewith).
10.2
Amendment No. 2 dated as of April 15, 2005 among Tyco International Group S.A., Tyco International Ltd., each required lender from time to time party thereto, and Bank of America, N.A., as Paying Agent, to the Three-Year Credit Agreement dated as of December 22, 2003 among Tyco International Group S.A., Tyco International Ltd., the banks named therein, and Bank of America, N.A. and Citigroup North America, as Co-Administrative Agents (filed herewith).
10.3
Employment Offer Letter dated February 14, 2005 between Tyco International Ltd. and Christopher J. Coughlin (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 15, 2005).(1)
10.4	Amended Severance Plan For U.S. Officers and Executives (filed herewith).(1)
10.5
Change in Control Severance Plan for Certain U.S. Officers and Executives dated January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 16, 2005).(1)
10.6
Resignation Agreement and General Release between Tyco International Ltd. and David J. FitzPatrick (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 30, 2005).(1)
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)
Management contract or compensatory plan.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:	/s/ CHRISTOPHER J. COUGHLIN Christopher J. Coughlin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2005

QuickLinks

TYCO INTERNATIONAL LTD. INDEX TO FORM 10-Q
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in millions, except per share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in millions, except share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in millions)
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED) Six Months Ended April 1, 2005 and March 31, 2004 (in millions)
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits
SIGNATURES