Form 10-Q
period 2005-07-01
TYCO INTERNATIONAL LTD /BER/
filed 2005-08-09
CIK 833444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-13836

(Commission File Number)

TYCO INTERNATIONAL LTD.

(Exact name of Registrant as specified in its charter)

Bermuda	98-0390500
(Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

Second Floor, 90 Pitts Bay Road, Pembroke, HM 08, Bermuda

(Address of Registrant’s principal executive offices)

441-292-8674

(Registrant’s telephone number)

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

The number of common shares outstanding as of July 26, 2005 was 2,023,872,373.

TYCO INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION

Item 1.                      Financial Statements

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share data)

	Quarter Ended		Nine Months Ended
	July 1, 2005	June 30, 2004	July 1, 2005	June 30, 2004
Revenue from product sales	$8,614	$8,206	$25,260	$23,660
Service revenue	1,948	2,019	5,823	6,051
Net revenue	10,562	10,225	31,083	29,711
Cost of product sales	5,776	5,247	16,931	15,435
Cost of services	1,191	1,306	3,585	3,858
Selling, general and administrative expenses	2,015	2,090	6,019	6,174
Goodwill impairment	—	—	162	—
Restructuring and long-lived asset impairment charges, net	2	54	54	134
(Gains) losses and impairments on divestitures, net	(301)	(3)	(284)	82
Operating income	1,879	1,531	4,616	4,028
Interest income	24	16	92	56
Interest expense	(199)	(224)	(626)	(715)
Other expense, net	(179)	(36)	(915)	(38)
Income from continuing operations before income taxes and minority interest	1,525	1,287	3,167	3,331
Income taxes	(326)	(359)	(1,002)	(886)
Minority interest	(2)	(3)	(6)	(11)
Income from continuing operations	1,197	925	2,159	2,434
Discontinued operations:
Loss from discontinued operations, net of income taxes	(2)	(2)	(7)	(9)
Loss on sale of discontinued operations, net of income taxes	(2)	—	(58)	—
Net income	$1,193	$923	$2,094	$2,425
Basic earnings per share:
Income from continuing operations	$0.59	$0.46	$1.07	$1.22
Loss from discontinued operations	—	—	—	(0.01)
Loss on sale of discontinued operations	—	—	(0.03)	—
Net income	$0.59	$0.46	$1.04	$1.21
Diluted earnings per share:
Income from continuing operations	$0.56	$0.43	$1.02	$1.13
Loss from discontinued operations	—	—	—	—
Loss on sale of discontinued operations	—	—	(0.03)	—
Net income	$0.56	$0.43	$0.99	$1.13
Weighted-average number of shares outstanding:
Basic	2,015	2,002	2,011	1,999
Diluted	2,149	2,222	2,179	2,222

1

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share data)

	July 1, 2005	September 30, 2004
Assets
Current Assets:
Cash and cash equivalents	$2,666	$4,467
Accounts receivable, less allowance for doubtful accounts of $465 and $524, respectively	7,155	6,463
Inventories	4,565	4,365
Prepaid expenses and other current assets	2,589	2,635
Assets held for sale	28	615
Total current assets	17,003	18,545
Property, plant and equipment, net	9,475	9,635
Goodwill	25,234	25,510
Intangible assets, net	5,092	5,335
Other assets	4,773	4,642
Total Assets	$61,577	$63,667
Liabilities and Shareholders’ Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$1,129	$2,116
Accounts payable	2,943	2,698
Accrued and other current liabilities	5,686	5,815
Liabilities held for sale	3	523
Total current liabilities	9,761	11,152
Long-term debt	12,002	14,617
Other liabilities	7,710	7,538
Total Liabilities	29,473	33,307
Commitments and Contingencies (Note 8)
Minority interest	59	68
Shareholders’ Equity:
Common shares, $0.20 par value, 4,000,000,000 shares authorized; 2,022,625,736 and 2,009,867,009 shares outstanding, net of 4,152,563 and 12,864,837 shares owned by subsidiaries, respectively	404	402
Capital in excess:
Share premium	8,486	8,315
Contributed surplus, net	15,437	15,319
Accumulated earnings	7,256	5,740
Accumulated other comprehensive income	462	516
Total Shareholders’ Equity	32,045	30,292
Total Liabilities and Shareholders’ Equity	$61,577	$63,667

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine Months Ended
	July 1, 2005	June 30, 2004
Cash Flows From Operating Activities:
Net income	$2,094	$2,425
Loss from discontinued operations	65	9
Income from continuing operations	2,159	2,434
Adjustments to reconcile net cash provided by operating activities:
Non-cash restructuring and long-lived asset impairment charges, net	25	21
(Gains) losses and impairments on divestitures, net	(281)	78
Goodwill impairment	162	—
Depreciation and amortization	1,606	1,643
Deferred income taxes	102	224
Provision for losses on accounts receivable and inventory	194	246
Loss on the retirement of debt	908	43
Other non-cash items	91	105
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(757)	(707)
Inventories	(293)	(260)
Accounts payable	228	(35)
Accrued and other liabilities	(44)	192
Other	8	(25)
Net cash provided by operating activities	4,108	3,959
Cash Flows From Investing Activities:
Capital expenditures, net	(935)	(673)
Acquisition of customer accounts (ADT dealer program)	(227)	(187)
Acquisition of businesses, net of cash acquired	(15)	(14)
Purchase accounting and holdback/earn-out liabilities	(30)	(83)
Divestiture of businesses, net of cash retained by businesses sold	303	145
(Increase) decrease in investments	(153)	393
Decrease in restricted cash	5	303
Other	(27)	(12)
Net cash used in investing activities	(1,079)	(128)
Cash Flows From Financing Activities:
Net repayment of short-term debt	(2,006)	(2,649)
Proceeds from issuance of long-term debt	—	2,225
Repayment of long-term debt, including debt tenders	(2,516)	(3,596)
Proceeds from exercise of share options	171	125
Dividends paid	(427)	(75)
Other	(20)	(21)
Net cash used in financing activities	(4,798)	(3,991)
Effect of currency translation on cash	33	26
Cash flows from discontinued operations	(65)	(30)
Net decrease in cash and cash equivalents	(1,801)	(164)
Cash and cash equivalents at beginning of period	4,467	4,186
Cash and cash equivalents at end of period	$2,666	$4,022

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended July 1, 2005 and June 30, 2004
(in millions)

	Number of Common Shares	Common Shares $0.20 Par Value	Share Premium	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at September 30, 2003	1,998	$400	$8,161	$15,120	$2,961	$(273)	$26,369
Comprehensive income:
Net income	—	—	—	—	2,425	—	2,425
Currency translation	—	—	—	—	—	569	569
Unrealized loss on derivative instruments	—	—	—	—	—	(6)	(6)
Total comprehensive income							$2,988
Dividends declared	—	—	—	—	(75)	—	(75)
Share options exercised, including tax benefit of $163	7	1	123	163	—	—	287
Compensation expense	3	1	—	25	—	—	26
Exchange of convertible debt due 2010	—	—	—	5	—	—	5
Balance at June 30, 2004	2,008	$402	$8,284	$15,313	$5,311	$290	$29,600

	Number of Common Shares	Common Shares $0.20 Par Value	Share Premium	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Income	Total
Balance at September 30, 2004	2,010	$402	$8,315	$15,319	$5,740	$516	$30,292
Comprehensive income:
Net income	—	—	—	—	2,094	—	2,094
Currency translation	—	—	—	—	—	(31)	(31)
Unrealized loss on marketable securities	—	—	—	—	—	(2)	(2)
Minimum pension liability, net of tax benefit of $8	—	—	—	—	—	(21)	(21)
Total comprehensive income							$2,040
Dividends declared	—	—	—	—	(604)	—	(604)
Share options exercised, including tax benefit of $36	9	2	169	36	—	—	207
Compensation expense	2	—	—	57	—	—	57
Exchange of convertible debt due 2010	2	—	—	24	—	—	24
Reporting calendar alignment	—	—	—	—	26	—	26
Other	—	—	2	1	—	—	3
Balance at July 1, 2005	2,023	$404	$8,486	$15,437	$7,256	$462	$32,045

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation—The unaudited Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd., a company organized under the laws of Bermuda, and its subsidiaries (Tyco and all its subsidiaries, hereinafter collectively referred to as the “Company” or “Tyco”).

The financial statements have been prepared in United States Dollars and in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended, and do not include all of the information and note disclosures required by Generally Accepted Accounting Principles in the United States (“GAAP”). These financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (the “2004 Form 10-K”).

The Consolidated Financial Statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company’s financial position and results of operations for the interim period. The results reported in these Consolidated Financial Statements should not be taken as indicative of results that may be expected for the entire year.

Change in Fiscal Year and Reporting Calendar Alignment—Effective October 1, 2004, Tyco changed its fiscal year end from a calendar fiscal year ending September 30 to a “52-53 week” year ending on the last Friday of September, such that each quarterly period will be 13 weeks in length. For fiscal years in which there are 53 weeks, the fourth quarter reporting period will be 14 weeks, with the first such occurrence taking place in fiscal 2011. In addition, certain of the Company’s subsidiaries had consistently closed their books up to one month prior to the Company’s fiscal period end. These subsidiaries now report results for the same period as the reported results of the consolidated Company. The impact of this change was not material to the Consolidated Financial Statements. This change is also consistent with the Company’s ongoing efforts to enhance controls and improve the transparency of its reporting, as this change better aligns the Company’s external reporting with the Company’s internal operational processes. Net income for the transition period related to this change was $26 million and was reported within Shareholders’ Equity.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.   Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Employee Share Option Plans—Tyco measures compensation cost in connection with employee share option plans using the intrinsic value based method and accordingly does not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant. Had the fair value based method been applied, the effect on net income and earnings per share would have been as follows ($ in millions, except for per share data):

	Quarter Ended		Nine Months Ended
	July 1, 2005	June 30, 2004	July 1, 2005	June 30, 2004
Net income, as reported	$1,193	$923	$2,094	$2,425
Add: Employee compensation expense for share options included in reported net income, net of income taxes	2	3	9	7
Less: Total employee compensation expense for share options determined under fair value method, net of income taxes(1)	(39)	(66)	(122)	(173)
Net income, pro forma	$1,156	$860	$1,981	$2,259
Earnings per share:
Basic—as reported	$0.59	$0.46	$1.04	$1.21
Basic—pro forma	0.57	0.43	0.99	1.13
Diluted—as reported	0.56	0.43	0.99	1.13
Diluted—pro forma	0.55	0.40	0.94	1.06

(1)                 No new grants were made for the quarter ended July 1, 2005. The estimated weighted-average fair value of Tyco options previously granted was calculated using the Black-Scholes option-pricing model with an expected stock price volatility of 46%, a risk free interest rate of 3.32%, expected annual dividend per share of $0.05 and an expected option life of 4.0 years for the quarter ended June 30, 2004; a volatility of 35%, a risk free interest rate of 3.89%, expected annual dividend per share of $0.40 and an expected option life of 4.1 years for the nine months ended July 1, 2005; and a volatility of 47%, a risk free interest rate of 2.54%, expected annual dividend per share of $0.05 and an expected option life of 3.9 years for the nine months ended June 30, 2004.

Reclassifications—Certain prior period amounts have been reclassified to conform with current period presentation.

Accounting Pronouncements—In September 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” This EITF requires that contingently convertible debt securities with a market price trigger be included in diluted earnings per share, regardless of whether the market price trigger has been met. EITF No. 04-8 became effective for Tyco on October 1, 2004 and required retroactive restatement of previously reported earnings per share. The adoption of this EITF reduced diluted earnings per share for the nine months ended June 30, 2004 by $0.01 per share. There was no impact on any other period presented.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 will be effective in the first quarter of fiscal 2006 for

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.   Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Tyco. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s results of its operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The compensation cost will be measured based on the grant-date fair value and will be recognized over the service period. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Pro-forma disclosure regarding the effect on net income and earnings per share as if the Company had applied the fair value method of accounting for stock-based compensation is presented in the Employee Share Option Plans section above. In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date for SFAS No. 123R so that it will become effective in the first quarter of fiscal 2006 for Tyco. The Company is currently assessing the impact that the new standard will have on the results of its operations, financial position or cash flows.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. The Company will follow the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS No. 123R.

In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the impact that FIN No. 47 will have on the results of its operations, financial position or cash flows.

In June 2005, the FASB issued Staff Position (“FSP”) No. 143-1, “Accounting for Electronic Equipment Waste Obligations,” which provides guidance on accounting for historical waste obligations associated with the Directive on Waste Electrical and Electronic Equipment (the “WEEE Directive”), which was adopted by the European Union. FSP No. 143-1 is effective the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable European Union member country. Currently, the Directive has not yet been fully adopted into law by European Union member countries in which the Company has significant operations. The Company is currently assessing the impact that FSP No. 143-1 will have on its results of operations, financial condition or cash flows.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.   Restructuring and Long-lived Asset Impairment Charges, Net

Restructuring and long-lived asset impairment charges, net are as follows ($ in millions):

	Nine Months Ended
	July 1, 2005	June 30, 2004
Fire and Security	$11	$66
Electronics	(4)	(31)
Healthcare	8	11
Engineered Products and Services	4	13
Plastics and Adhesives	41	65
Corporate and Other	(2)	13
	58	137
Less: Inventory-related charges recorded in cost of sales	4	3
Restructuring and long-lived asset impairment charges, net	$54	$134

2005 Charges

During the nine months ended July 1, 2005, the Company recorded net restructuring and long-lived asset impairment charges of $54 million, which is comprised of impairment of long-lived asset charges of $42 million primarily in the Plastics and Adhesives business and net restructuring charges of $12 million. See Note 6 for further discussion of the long-lived asset impairment charges. For the nine months ended July 1, 2005, the Company recorded $46 million of charges related to various restructuring initiatives. These charges consisted of $23 million of severance, $13 million of facility exit charges and $10 million of other charges. In addition, the Company recorded restructuring credits totaling $16 million, primarily related to completing certain restructuring activities announced in prior years for amounts less than originally anticipated and $18 million of credits resulting from the sale of certain assets that were previously written down to their net realizable value for amounts greater than originally estimated.

2004 Charges

During the nine months ended June 30, 2004, the Company recorded net restructuring and long-lived asset impairment charges of $134 million. These charges include $53 million for the impairment of long-lived assets primarily in the Plastics and Adhesives business related to the decision to exit certain facilities. The Company also recorded net restructuring charges of $81 million. Restructuring charges during the nine months ended June 30, 2004 totaled $142 million related to various restructuring activities. These charges consisted of $106 million for employee severance and benefits, $28 million for facility exit costs and $8 million for other related costs. Additionally, the Company recorded restructuring credits totaling $61 million related to completing certain restructuring activities announced in prior years for amounts less than originally estimated and the sale of certain assets that were previously written-down to their net realizable value for amounts greater than originally estimated.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.   Restructuring and Long-lived Asset Impairment Charges, Net (Continued)

Restructuring Reserves

The following is a roll forward of restructuring reserves from September 30, 2004 to July 1, 2005 by the year in which the restructuring action was initiated ($ in millions):

	Year of Restructuring Action
	2005	2004	2003	2002 and Prior	Total
Balance at September 30, 2004	$—	$161	$2	$74	$237
Charges	21	18	—	7	46
Credits	—	(11)	—	(5)	(16)
Utilization	(11)	(93)	(2)	(21)	(127)
Transfer from held for sale	4	—	—	39	43
Currency translation	—	1	1	—	2
Balance at July 1, 2005	$14	$76	$1	$94	$185

Restructuring liabilities of the Tyco Global Network (“TGN”) were classified as held for sale on the Consolidated Balance Sheet as of September 30, 2004. During the quarter ended July 1, 2005, the Company completed the sale of the TGN and certain restructuring liabilities were assumed by the buyer. The Company also retained $43 million of liabilities, primarily long-term lease obligations, and has reclassified these liabilities from held for sale into restructuring reserves accordingly. These reserves are reflected in Corporate below. See Note 3 for further discussion of the TGN sale.

The following table reflects the ending balances of restructuring reserves by segment ($ in millions):

	July 1, 2005	September 30, 2004
Fire and Security	$56	$102
Electronics	63	74
Healthcare	3	10
Engineered Products and Services	17	36
Plastics and Adhesives	3	10
Corporate and Other	43	5
	$185	$237

At July 1, 2005, $185 million of restructuring reserves remained on the Consolidated Balance Sheets, of which $89 million are included in accrued and other current liabilities and $96 million are included in other liabilities. At September 30, 2004, $237 million of restructuring reserves remained on the Consolidated Balance Sheets, of which $171 million are included in accrued and other current liabilities and $66 million are included in other liabilities.

3.   Divestitures and Acquisitions

In May 2005, Tyco announced its intent to explore the divesture of its Plastics and Adhesives business segment. Plastics and Adhesives is a global manufacturer of plastic film, specialty tapes and adhesives, coated products and garment hangers. During the third quarter, the Company continued to actively pursue the divestiture, however, the criteria for held for sale were not met. Net revenue and operating income

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.   Divestitures and Acquisitions (Continued)

for fiscal 2004 for this business were $1.7 billion and $69 million, respectively. During the nine months ended July 1, 2005, the Company recorded $202 million ($181 million after tax) of goodwill and long-lived asset impairment charges in the A&E Products business unit of Plastics and Adhesives. See Note 6 for further discussion of the impairment charges.

Divestitures

In November 2004, Tyco agreed to sell the TGN, its undersea fiber optic telecommunication network. The sale was consummated on June 30, 2005. As part of the sale transaction, Tyco received gross cash proceeds of $130 million, and the purchaser assumed certain liabilities. In connection with this sale, Tyco recorded a $305 million pre-tax gain which is reflected in (gains) losses and impairments on divestitures in the Consolidated Statements of Income for the nine months ended July 1, 2005. The Company has presented the operations of the TGN in continuing operations as the criteria for discontinued operations were not met.

During the nine months ended July 1, 2005, the Company divested nine other businesses that were reported as continuing operations in Fire and Security, Healthcare and Engineered Products and Services for aggregate proceeds of $34 million in cash, net of $9 million of cash retained by businesses sold. The Company recorded net losses and impairments on divestitures of $24 million, including a $3 million charge reflected in cost of sales, in connection with the divestiture and liquidation of these businesses, as well as the write-down to estimated fair value of certain held for sale businesses. Total assets and total liabilities of these divested businesses were $114 million and $67 million, respectively.

Net revenue and operating loss for the nine months ended July 1, 2005 related to these businesses were $115 million and $51 million, respectively. Net revenue and operating loss for the nine months ended June 30, 2004 were $637 million and $77 million, respectively, related to businesses divested during fiscal 2004 and 2005.

Discontinued Operations

During the nine months ended July 1, 2005, the Company divested eight businesses that were reported as discontinued operations within Fire and Security, Plastics and Adhesives and Engineered Products and Services for aggregate proceeds of $156 million in cash, net of $1 million of cash retained by businesses sold. The Company recorded net losses on the sale of discontinued operations of $66 million ($58 million after tax) to reflect the net losses on sale, including costs to sell, and to write down the carrying value of such assets to their estimated fair value. Total assets and total liabilities of the divested businesses were $423 million and $240 million, respectively. Net revenue from discontinued operations for the nine months ended July 1, 2005 and June 30, 2004 was $202 million and $661 million, respectively. Pre-tax operating loss from discontinued operations for the nine months ended July 1, 2005 and June 30, 2004 was $11 million for both periods.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.   Divestitures and Acquisitions (Continued)

Assets and Liabilities Held for Sale

The following table presents balance sheet information for discontinued operations and other businesses held for sale ($ in millions):

	July 1, 2005	September 30, 2004
Accounts receivable, net	$3	$209
Inventories	9	95
Prepaid expenses and other current assets	1	95
Property, plant and equipment, net	14	96
Other assets	1	120
Total assets	$28	$615
Accounts payable	$—	$155
Accrued and other current liabilities	3	243
Other liabilities	—	125
Total liabilities	$3	$523

Acquisition Liabilities

At July 1, 2005, $80 million of acquisition liabilities remained on the Consolidated Balance Sheets, of which $28 million are included in accrued and other current liabilities and $52 million are included in other liabilities. These acquisition liabilities relate primarily to facility exit costs. At September 30, 2004, $123 million of acquisition liabilities remained on the Consolidated Balance Sheets, of which $29 million are included in accrued and other current liabilities and $94 million are included in other liabilities.

4.   Earnings Per Share

The reconciliations between basic and diluted earnings per share were as follows (in millions, except per share data):

	Quarter Ended July 1, 2005			Quarter Ended June 30, 2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Income from continuing operations	$1,197	2,015	$0.59	$925	2,002	$0.46
Share options, restricted shares and deferred stock units	—	14		—	17
Exchange of convertible debt	16	120		27	203
Diluted earnings per share:
Income from continuing operations, giving effect to dilutive adjustments	$1,213	2,149	$0.56	$952	2,222	$0.43

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.   Earnings Per Share (Continued)

	Nine Months Ended July 1, 2005			Nine Months Ended June 30, 2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Income from continuing operations	$2,159	2,011	$1.07	$2,434	1,999	$1.22
Share options, restricted shares and deferred stock units	—	18		—	14
Exchange of convertible debt	61	150		86	209
Diluted earnings per share:
Income from continuing operations, giving effect to dilutive adjustments	$2,220	2,179	$1.02	$2,520	2,222	$1.13

The computation of diluted earnings per common share for the quarter and nine months ended July 1, 2005 excludes the effect of the potential exercise of options to purchase approximately 76 million and 73 million shares, respectively, because the effect would be anti-dilutive.

The computation of diluted earnings per common share for the quarter and nine months ended June 30, 2004 excludes the effect of the potential exercise of options to purchase approximately 67 million shares and 86 million shares, respectively, because the effect would be anti-dilutive.

5.   Sale of Accounts Receivable

During the quarter ended July 1, 2005, the Company terminated both of its corporate accounts receivable programs. No amounts were utilized under these programs as of September 30, 2004, and through the date of termination. The aggregate amount outstanding under international accounts receivable programs was $82 million at July 1, 2005 and $99 million at September 30, 2004.

6.   Goodwill and Intangible Assets

The changes in the carrying amount of goodwill were as follows ($ in millions):

	Nine Months Ended July 1, 2005
	Fire and Security	Electronics	Healthcare	Engineered Products and Services	Plastics and Adhesives	Total
Balance at September 30, 2004	$8,075	$7,486	$6,074	$3,166	$709	$25,510
Purchase accounting adjustments(1)	(8)	(28)	(84)	1	—	(119)
Acquisitions and divestitures	(4)	2	—	—	—	(2)
Impairment	—	—	—	—	(162)	(162)
Currency translation	11	(3)	(1)	(1)	1	7
Balance at July 1, 2005	$8,074	$7,457	$5,989	$3,166	$548	$25,234

(1)      The net decrease in goodwill is primarily related to the finalization of income tax matters from previous acquisitions.

During the nine months ended July 1, 2005, as a result of consideration for potential sale and deteriorating operating results in the A&E Products business, the Company performed an interim

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.   Goodwill and Intangible Assets (Continued)

assessment of the recoverability of both goodwill and long-lived assets in the Plastics and Adhesives segment. Estimated fair values of the reporting units and long-lived assets at Plastics and Adhesives were developed based on probability-weighted expected future cash flows of these assets. As a result of this assessment, the Company determined that the book value of certain long-lived assets in the A&E Products reporting unit of Plastics and Adhesives was greater than their estimated fair value and consequently recorded a long-lived asset impairment of $40 million. The Company also determined that the book value of the A&E Products reporting unit was in excess of its estimated fair value which resulted in a goodwill impairment charge of $162 million.

The following table sets forth the gross carrying amount and accumulated amortization of the Company’s intangible assets ($ in millions):

	July 1, 2005			September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Contracts and related customer relationships	$4,883	$(2,526)	12 years	$4,613	$(2,161)	12 years
Intellectual property	2,871	(952)	20 years	2,899	(837)	20 years
Other	215	(71)	26 years	217	(68)	26 years
Total	$7,969	$(3,549)	16 years	$7,729	$(3,066)	17 years
Non-Amortizable:
Intellectual property	$650			$650
Other	22			22
Total	$672			$672

Intangible asset amortization for the quarters ended July 1, 2005 and June 30, 2004 was $164 million and $187 million, respectively. Intangible asset amortization for the nine months ended July 1, 2005 and June 30, 2004 was $492 million and $537 million, respectively. The estimated aggregate amortization on intangible assets currently owned by the Company is expected to be approximately $166 million for the remainder of 2005, $600 million for 2006, $550 million for 2007, $500 million for 2008, $450 million for 2009, and $400 million for 2010.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.   Debt

Debt was as follows ($ in millions):

	July 1, 2005	September 30, 2004
5.875% public notes due 2004(2)	$ —	$ 400
4.375% Euro denominated notes due 2004(2)	—	616
6.375% public notes due 2005(2)	—	750
6.75% notes due 2005(1)(2)	77	77
6.375% public notes due 2006(1)	999	999
5.8% public notes due 2006	700	699
6.125% Euro denominated public notes due 2007	723	738
6.5% notes due 2007	100	100
2.75% convertible senior debentures due 2018 with a 2008 put option	1,500	2,483
6.125% public notes due 2008	399	399
7.2% notes due 2008	85	85
5.50% Euro denominated notes due 2008	825	842
6.125% public notes due 2009	399	398
Zero coupon convertible subordinated debentures due 2010	—	24
6.75% public notes due 2011	999	999
6.375% public notes due 2011	1,500	1,500
6.50% British Pound denominated public notes due 2011	354	361
6.0% notes due 2013	996	996
7.0% debentures due 2013	86	86
3.125% convertible senior debentures due 2023 with a 2015 put option	847	1,500
7.0% public notes due 2028	497	497
6.875% public notes due 2029	790	789
6.50% British Pound denominated public notes due 2031	513	514
Other(1)(2)	742	881
Total debt	13,131	16,733
Less current portion	1,129	2,116
Long-term debt	$ 12,002	$ 14,617

(1)                 These instruments, plus $53 million of the amount shown as other, comprise the current portion of long-term debt as of July 1, 2005.

(2)                 These instruments, plus $273 million of the amount shown as other, comprise the current portion of long-term debt as of September 30, 2004.

Debt maturity dates are presented on a calendar basis, consistent with the respective offering documents.

On December 16, 2004, Tyco International Group S.A., a wholly-owned subsidiary of the Company organized under the laws of Luxembourg (“TIGSA”), entered into a $1.0 billion 5-year revolving credit facility expiring on December 16, 2009. This facility replaced TIGSA’s $1.0 billion 364-day revolving credit facility, which was terminated prior to its scheduled expiration date of December 20, 2004. There were no amounts outstanding under the 364-day revolving credit facility on the date of its termination. TIGSA also

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.   Debt (Continued)

holds a $1.5 billion 3-year revolving bank credit facility expiring on December 22, 2006 and a $500 million 3-year unsecured letter of credit facility expiring on June 15, 2007. At July 1, 2005  there were no amounts drawn on any of these facilities.

During the nine months ended July 1, 2005, the Company repurchased $983 million aggregate principal amount of its outstanding 2.75% convertible senior debentures due 2018 with a 2008 put option for cash of $1,497 million and $653 million aggregate principal amount of its outstanding 3.125% convertible senior debentures due 2023 with a 2015 put option for cash of $1,019 million. These repurchases resulted in a $908 million loss on the retirement of debt, including the write-off of unamortized debt issuance costs, which is reflected in other expense, net, in the Consolidated Statements of Income.

8.   Commitments and Contingencies

At July 1, 2005, the Company had a contingent purchase price liability of $80 million related to the 2001 acquisition of Com-Net by Electronics. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in Tyco’s Consolidated Financial Statements as the outcome of this contingency cannot be reasonably determined.

In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows.

Class Actions

As a result of actions taken by the Company’s former senior corporate management, Tyco, some members of the Company’s former senior corporate management, current and former members of the Company’s Board of Directors and the Company’s current Chief Executive Officer, Special Advisor to the Chairman and Chief Executive Officer, and General Counsel are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws. Tyco, certain of the Company’s current and former employees, some members of the Company’s former senior corporate management and some current and former members of the Board of Directors of Tyco International (US), Inc. also are named as defendants in several Employee Retirement Income Security Act (“ERISA”) class actions. In addition, Tyco and some members of the Company’s former senior corporate management are subject to a SEC inquiry, and some members of the Company’s former senior corporate management are named as defendants in criminal cases being prosecuted by the District Attorney of New York County. The findings and outcomes of the prosecutions and the SEC civil action may affect the course of the purported securities class actions and ERISA class actions pending against Tyco. The Company is generally obligated to indemnify its directors and officers and its former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, the Company’s insurance carriers may decline coverage, or the Company’s coverage may be insufficient to cover its expenses and liability, in some or all of these matters. The Company is unable at this time to estimate what its ultimate liability in all of these matters may be, and it is possible that the Company will be required to pay judgments or settlements and incur expenses, in excess

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.   Commitments and Contingencies (Continued)

of any insurance coverage, in aggregate amounts that would have a material adverse effect on its financial position, results of operations or cash flows. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

Investigations

The Company and others have received various subpoenas and requests from the SEC’s Division of Enforcement, the District Attorney of New York County, the United States Department of Labor and others seeking the production of voluminous documents in connection with various investigations into the Company’s governance, management, operations, accounting and related controls. Certain current and former employees in Fire and Security received subpoenas from the SEC’s Division of Enforcement seeking testimony related to past accounting practices regarding the ADT dealer connect fees. As previously reported in the Company’s periodic filings, these practices have been discontinued. The Department of Labor is investigating Tyco and the administrators of certain of its benefit plans. The Company cannot predict when these investigations will be completed, nor can the Company predict what the results of these investigations may be. It is possible that the Company will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities (which in turn could negatively impact the Company’s business with non-governmental customers) or suffer other penalties, each of which could have a material adverse effect on the Company’s business. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of the matters raised in the investigations by the District Attorney or Department of Labor.

During the nine months ended July 1, 2005, the Company recorded a charge of $50 million, which represents the Company’s best estimate of the amount in fines and penalties management believes the Company will likely pay to resolve the matters raised in the SEC’s investigation. The Company is engaged in discussions with the SEC’s Division of Enforcement to resolve the matters raised in the SEC’s investigation. Final resolution of these matters is subject to a number of uncertainties, including finalizing the terms of a settlement that the Enforcement Staff will agree to recommend to the Commission, the Company’s submission of an offer of settlement approved by the Tyco Board of Directors, and the Commission’s approval of the settlement offer. Until such events have occurred, the charge is subject to change.

Intellectual Property Litigation

The Company is party to a number of patent infringement and antitrust actions that may require the Company to pay damage awards. Tyco has assessed the status of these matters and has recorded liabilities related to certain of these matters where appropriate.

Mallinckrodt, Inc. (“Mallinckrodt”) and Nellcor Puritan Bennett, Inc. (“Nellcor”), plaintiffs/counterdefendants v. Masimo Corporation (“Masimo”) et al., defendants/counter-claimants, is a consolidated patent infringement action in the United States District Court for the Central District of California. Nellcor is a subsidiary of Tyco. Nellcor alleges that Masimo infringed one Nellcor patent related to pulse oximeters, which are medical devices used to measure blood oxygen levels in patients, and Masimo alleges that Nellcor infringed four Masimo patents related to pulse oximeters. Trial in the action commenced on February 18, 2004. On March 16, 2004, the jury returned a liability finding that Nellcor

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.   Commitments and Contingencies (Continued)

willfully infringed the four Masimo patents and that Masimo did not infringe the one Nellcor patent. On March 26, 2004, the jury awarded Masimo $135 million in damages for Nellcor’s alleged infringement through December 31, 2003. After hearing post-trial motions, the district court issued an order on July 14, 2004 which (i) denied Masimo’s request to impose an injunction on the sale of pulse oximeters; (ii) reversed the jury finding of patent infringement for one of the four patents at issue; (iii) ruled that a second patent was unenforceable due to Masimo’s inequitable conduct in seeking the patent; and (iv) overturned the jury finding that the infringement was “willful.” On August 6, 2004, the district court entered final judgment that included additional damages of $30 million for Nellcor’s alleged infringement from January 1, 2004 through May 31, 2004. Nellcor is appealing the jury’s infringement finding on the remaining two Masimo patents to the United States Court of Appeals for the Federal Circuit. The briefing for the appeal is completed. Oral argument before the Court of Appeals took place on July 7, 2005. The parties are awaiting a decision from the Court of Appeals. Tyco has assessed the status of this matter and has concluded that it is more likely than not that the jury’s decision will be overturned and, further, Tyco intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in Tyco’s Consolidated Financial Statements with respect to this damage award. Also in connection with this patent litigation, Nellcor asserts that Masimo infringes a second Nellcor patent (U.S. Patent No. 4,934,372—the “‘372 patent”). On April 8, 2005, the United States Court of Appeals for the Federal Circuit issued a decision in Nellcor’s favor that reversed the district court’s summary judgment finding of noninfringement regarding the ‘372 patent claim against Masimo. The Court of Appeals remanded Nellcor’s ‘372 patent claim to the district court for further proceedings. The district court has not yet scheduled trial in the ‘372 case.

Masimo Corporation v. Tyco Healthcare Group LP (“Tyco Healthcare”) and Mallinckrodt, Inc. is a separate lawsuit also pending in the United States District Court for the Central District of California. Tyco Healthcare and Mallinckrodt are subsidiaries of Tyco. In this lawsuit, Masimo alleges violations of antitrust laws against Tyco Healthcare and Mallinckrodt in the markets for pulse oximeter products. Masimo alleges that Tyco Healthcare and Mallinckrodt used their market position to prevent hospitals from purchasing Masimo’s pulse oximetry products. Masimo seeks injunctive relief and monetary damages, including treble damages. Trial in this case began on February 22, 2005. The jury returned its verdict on March 21, 2005, and awarded Masimo $140 million in damages. The damages are automatically trebled under the antitrust statute to an award of $420 million. Masimo’s attorneys are entitled to an award of reasonable fees and costs in addition to the verdict amount. The district court held a hearing on June 28, 2005 regarding post-trial motions. The parties are awaiting a decision on the post-trial motions. Tyco has assessed the status of this matter and has concluded that it is more likely than not that the jury’s decision will be overturned, and, further, Tyco intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in the Consolidated Financial Statements with respect to this damage award.

As previously reported in the Company’s periodic filings, Applied Medical Resources Corp. (“Applied Medical”) v. United States Surgical (“U.S. Surgical”) is a patent infringement action in which U.S. Surgical, a subsidiary of Tyco, is the defendant. In February 2002, the United States District Court for the Central District of California held that U.S. Surgical’s VERSASEAL universal seal system, contained in certain surgical trocar and access devices manufactured by U.S. Surgical, infringed certain of the plaintiff’s patents. The district court entered a permanent injunction against U.S. Surgical based upon infringement of one of the three patents involved in the suit. The United States Court of Appeals for the Federal Circuit

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.   Commitments and Contingencies (Continued)

affirmed the district court’s permanent injunction ruling in September 2003 for the VERSASEAL product, which is no longer on the market. In October 2003, the district court ruled in U.S. Surgical’s favor, holding that two other patents involved in the case were invalid. A trial on damages for the earlier infringement ruling in the district court concluded on July 27, 2004. The jury awarded Applied Medical $44 million in damages and returned a finding that the earlier infringement was willful, giving the district court discretion to enhance those damages to up to treble the damages awarded to Applied Medical by the jury. On October 1, 2004, the district court issued post-trial rulings that (i) denied U.S. Surgical’s motion to set aside the jury’s finding on willfulness; and (ii) granted Applied Medical’s motion for enhanced damages, enhancing the jury’s damages award by 25%, or $11 million. On January 27, 2005, the district court awarded Applied Medical $10 million in costs, prejudgment interest and attorneys’ fees. Thus, Applied Medical’s total award is $65 million. U.S. Surgical has appealed the damages award and the willfulness finding to the Court of Appeals for the Federal Circuit. Briefing for the appeal concluded on August 1, 2005. Tyco has recorded a liability related to this matter and does not expect to incur material losses beyond what has already been accrued.

On July 31, 2003, Applied Medical filed another patent infringement suit against U.S. Surgical in the United States District Court for the Central District of California. The complaint alleges that U.S. Surgical’s VERSASEAL Plus trocar product infringes Applied Medical’s U.S. Patent No. 5,385,533. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical’s motion for summary judgment. Applied Medical is appealing the summary judgment ruling. Briefing on Applied’s appeal will be completed on September 12, 2005.

Environmental

Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of July 1, 2005, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $168 million to $483 million. As of July 1, 2005, Tyco concluded that the best estimate within this range is approximately $260 million, of which $35 million is included in accrued and other current liabilities and $225 million is included in other liabilities on the Company’s Consolidated Balance Sheets. In view of the Company’s financial position and reserves for environmental matters of $260 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos

Tyco and some of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. Consistent with the national trend of increased asbestos-related litigation, the Company has observed an increase in the number of these lawsuits in the past several years. The majority of these cases have been filed against subsidiaries in Healthcare and Engineered Products and Services. A limited number of the cases allege premises liability, based on claims that individuals were exposed to asbestos while on a subsidiary’s property. A majority of the cases involve product liability claims, based principally on allegations of past distribution of heat-resistant industrial products

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.   Commitments and Contingencies (Continued)

incorporating asbestos or the past distribution of industrial valves that incorporated asbestos-containing gaskets or packing. Each case typically names between dozens to hundreds of corporate defendants.

Tyco’s involvement in asbestos cases has been limited because its subsidiaries did not mine or produce asbestos. Furthermore, in the Company’s experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. The Company will continue to vigorously defend these lawsuits and the Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims. When appropriate, the Company settles claims. However, the total amount paid to date to settle and defend all asbestos claims has been immaterial. As of July 1, 2005, there were approximately 16,000 asbestos liability cases pending against the Company and its subsidiaries.

During the first half of 2005, the Company undertook a detailed study of its pending asbestos claims and also developed an estimate of asbestos claims that were incurred but not reported, as well as related insurance and indemnification recoveries. The impact of this study was not material to the Company’s financial position, results of operations or cash flows. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, the Company believes that the final outcome of all known and anticipated future claims, after taking into account its substantial indemnification rights and insurance coverage, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Income Taxes

The Company and its subsidiaries’ income tax returns are periodically examined by various regulatory tax authorities. In connection with such examinations, tax authorities, including the United States Internal Revenue Service, have raised issues and proposed tax deficiencies. The Company is reviewing the issues raised by the tax authorities and is contesting certain of the proposed tax deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been recorded through the income tax provision, equity or goodwill, as appropriate.

The American Jobs Creation Act of 2004 (the “AJCA”), signed into law in October 2004, replaces an export incentive with a deduction from domestic manufacturing income. It is not expected that the AJCA will have a material impact on the Company’s income tax provision. The AJCA also allows the Company to repatriate up to $500 million of permanently reinvested foreign earnings in 2005 or 2006 at an effective tax rate of 5.25%. This incentive would apply to the Company’s U.S. owned controlled foreign companies. The Company is reviewing whether to take advantage of this provision of the AJCA.

Compliance Matters

In 2003 an allegation was brought to our attention that during the period from 1999 through 2003 certain improper payments were made by a non-U.S. subsidiary of Tyco with 2004 revenue of $40 million. With the assistance of outside counsel, we conducted an internal investigation into this allegation to determine whether certain payments were correctly recorded in the books and records of the subsidiary. We have taken remedial steps and have reported the results of our investigation to the U.S. Department of Justice (“DOJ”) and the SEC and are cooperating with their inquiries.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.   Commitments and Contingencies (Continued)

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

9.   Retirement Plans

The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows ($ in millions):

	U.S. Plans
	Quarter Ended		Nine Months Ended
	July 1, 2005	June 30, 2004	July 1, 2005	June 30, 2004
Service cost	$5	$6	$16	$19
Interest cost	32	32	96	97
Expected return on plan assets	(38)	(28)	(115)	(85)
Amortization of prior service cost	1	1	3	2
Amortization of net actuarial loss	10	12	30	35
Net periodic benefit cost	$10	$23	$30	$68

	Non-U.S. Plans
	Quarter Ended		Nine Months Ended
	July 1, 2005	June 30, 2004	July 1, 2005	June 30, 2004
Service cost	$26	$24	$78	$73
Interest cost	34	29	102	87
Expected return on plan assets	(27)	(20)	(81)	(60)
Amortization of net actuarial loss	11	12	33	36
Curtailment/settlement (gain) loss	(5)	1	(5)	2
Net periodic benefit cost	$39	$46	$127	$138

As previously discussed in the 2004 Form 10-K, the Company anticipates that it will contribute at least the minimum required to its pension plans in 2005 of $9 million for U.S plans and $185 million for non-U.S. plans. As of July 1, 2005, the Company has contributed $181 million to its U.S. and non-U.S. pension plans, which includes a voluntary contribution of $82 million in the United Kingdom.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.   Retirement Plans (Continued)

As a result of merging certain pension plans, the Company increased its minimum pension liability with a corresponding reduction of accumulated other comprehensive income of $21 million (net of income taxes) on the Consolidated Balance Sheet.

Net periodic postretirement benefit cost was as follows ($ in millions):

	Quarter Ended		Nine Months Ended
	July 1, 2005	June 30, 2004	July 1, 2005	June 30, 2004
Service cost	$1	$1	$2	$2
Interest cost	5	5	15	15
Amortization of prior service cost	(1)	(1)	(3)	(3)
Amortization of net actuarial loss	2	2	5	6
Net periodic postretirement benefit costs	$7	$7	$19	$20

10.   Consolidated Segment Data

The segment data presented has been reclassified to exclude the results of discontinued operations. In addition, the gain on sale and operating results of the TGN business, which was sold in the third quarter of 2005, are presented within Corporate and Other. Selected information by business segment is as follows ($ in millions):

	Quarter Ended		Nine Months Ended
	July 1, 2005	June 30, 2004	July 1, 2005	June 30, 2004
Net revenue:
Fire and Security	$2,853	$2,858	$8,609	$8,553
Electronics	3,120	3,058	9,132	8,742
Healthcare	2,440	2,260	7,128	6,724
Engineered Products and Services	1,679	1,608	4,799	4,386
Plastics and Adhesives	459	435	1,386	1,289
Corporate and Other(1)	11	6	29	17
Net revenue	$10,562	$10,225	$31,083	$29,711
Operating income:
Fire and Security	$301	$276	$895	$741
Electronics	512	464	1,422	1,268
Healthcare	678	615	1,948	1,734
Engineered Products and Services	178	225	515	462
Plastics and Adhesives	20	38	(144)	65
Corporate and Other(2)	190	(87)	(20)	(242)
Operating income	$1,879	$1,531	$4,616	$4,028

(1)                 Net revenue relates to the TGN business.

(2)                 Includes gain on sale of the TGN of $307 million and $305 million for the quarter and nine months ended July 1, 2005, respectively. In addition, includes operating losses of $14 million and $16 million for the quarters ended July 1, 2005 and June 30, 2004, respectively, and operating losses of $54 million and $47 million for the nine months ended July 1, 2005 and June 30, 2004, respectively, related to the TGN business.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.   Supplementary Balance Sheet Information

Selected supplementary balance sheet information was as follows ($ in millions):

	July 1, 2005	September 30, 2004
Purchased materials and manufactured parts	$1,266	$1,193
Work in process	1,014	973
Finished goods	2,285	2,199
Inventories	$4,565	$4,365
Land	$543	$555
Buildings	3,252	3,172
Subscriber systems	4,800	4,940
Machinery and equipment	10,230	10,032
Construction in progress	815	663
Accumulated depreciation	(10,165)	(9,727)
Property, plant and equipment, net	$9,475	$9,635

12.   Guarantees

The Company’s guarantees have not changed significantly from those previously discussed in the 2004 Form 10-K.

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

The following table reflects the roll forward of the Company’s warranty accrual for the quarter and nine months ended July 1, 2005 ($ in millions).

	Quarter Ended July 1, 2005	Nine Months Ended July 1, 2005
Balance at beginning of period	$244	$292
Accruals for warranties issued during the period	7	18
Settlements made	(30)	(93)
Currency translation	(2)	2
Balance at July 1, 2005	$219	$219

Settlements made include spending by Engineered Products and Services in connection with a Voluntary Replacement Program (“VRP”) associated with the acquisition of Central Sprinkler of $15 million and $50 million for the quarter and nine months ended July 1, 2005, respectively.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Quarter Ended July 1, 2005
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$10,562	$—	$10,562
Cost of product sales	—	—	5,776	—	5,776
Cost of services	—	—	1,191	—	1,191
Selling, general and administrative expenses	11	—	2,004	—	2,015
Restructuring and long-lived asset impairment charges, net	—	—	2	—	2
(Gains) losses and impairments on divestitures, net	—	—	(301)	—	(301)
Operating (loss) income	(11)	—	1,890	—	1,879
Interest income	1	7	16	—	24
Interest expense	—	(178)	(21)	—	(199)
Other expense, net	—	(179)	—	—	(179)
Equity in net income of subsidiaries	1,495	1,093	—	(2,588)	—
Intercompany interest and fees	(292)	351	(59)	—	—
Income from continuing operations before income taxes and minority interest	1,193	1,094	1,826	(2,588)	1,525
Income taxes	—	(1)	(325)	—	(326)
Minority interest	—	—	(2)	—	(2)
Income from continuing operations	1,193	1,093	1,499	(2,588)	1,197
Loss from discontinued operations, net of income taxes	—	—	(2)	—	(2)
Loss on sale of discontinued operations, net of income taxes	—	—	(2)	—	(2)
Net income	$1,193	$1,093	$1,495	$(2,588)	$1,193

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.   Tyco International Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Quarter Ended June 30, 2004
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$10,225	$—	$10,225
Cost of product sales	—	—	5,247	—	5,247
Cost of services	—	—	1,306	—	1,306
Selling, general and administrative expenses	23	21	2,046	—	2,090
Restructuring and long-lived asset impairment charges, net	—	—	54	—	54
(Gains) losses and impairments on divestitures, net	—	—	(3)	—	(3)
Operating (loss) income	(23)	(21)	1,575	—	1,531
Interest income	1	5	10	—	16
Interest expense	—	(193)	(31)	—	(224)
Other expense, net	—	—	(36)	—	(36)
Equity in net income of subsidiaries	1,258	766	—	(2,024)	—
Intercompany interest and fees	(313)	197	116	—	—
Income from continuing operations before income taxes and minority interest	923	754	1,634	(2,024)	1,287
Income taxes	—	—	(359)	—	(359)
Minority interest	—	—	(3)	—	(3)
Income from continuing operations	923	754	1,272	(2,024)	925
Loss from discontinued operations, net of income taxes	—	—	(2)	—	(2)
Net income	$923	$754	$1,270	$(2,024)	$923

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.   Tyco International Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended July 1, 2005
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$31,083	$—	$31,083
Cost of product sales	—	—	16,931	—	16,931
Cost of services	—	—	3,585	—	3,585
Selling, general and administrative expenses	93	1	5,925	—	6,019
Goodwill impairment	—	—	162	—	162
Restructuring and long-lived asset impairment charges, net	—	—	54	—	54
(Gains) losses and impairments on divestitures, net	—	—	(284)	—	(284)
Operating (loss) income	(93)	(1)	4,710	—	4,616
Interest income	1	23	68	—	92
Interest expense	—	(559)	(67)	—	(626)
Other expense, net	—	(908)	(7)	—	(915)
Equity in net income of subsidiaries	3,132	1,797	—	(4,929)	—
Intercompany interest and fees	(946)	1,446	(500)	—	—
Income from continuing operations before income taxes and minority interest	2,094	1,798	4,204	(4,929)	3,167
Income taxes	—	(1)	(1,001)	—	(1,002)
Minority interest	—	—	(6)	—	(6)
Income from continuing operations	2,094	1,797	3,197	(4,929)	2,159
Loss from discontinued operations, net of income taxes	—	—	(7)	—	(7)
Loss on sale of discontinued operations, net of income taxes	—	—	(58)	—	(58)
Net income	$2,094	$1,797	$3,132	$(4,929)	$2,094

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.   Tyco International Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended June 30, 2004
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$29,711	$—	$29,711
Cost of product sales	—	—	15,435	—	15,435
Cost of services	—	—	3,858	—	3,858
Selling, general and administrative expenses	54	—	6,120	—	6,174
Restructuring and long-lived asset impairment charges, net	—	—	134	—	134
Losses (gains) and impairments on divestitures, net	—	—	82	—	82
Operating (loss) income	(54)	—	4,082	—	4,028
Interest income	1	20	35	—	56
Interest expense	(5)	(617)	(93)	—	(715)
Other expense, net	—	(5)	(33)	—	(38)
Equity in net income of subsidiaries	3,411	2,009	—	(5,420)	—
Intercompany interest and fees	(928)	604	324	—	—
Income from continuing operations before income taxes and minority interest	2,425	2,011	4,315	(5,420)	3,331
Income taxes	—	—	(886)	—	(886)
Minority interest	—	—	(11)	—	(11)
Income from continuing operations	2,425	2,011	3,418	(5,420)	2,434
Loss from discontinued operations, net of income taxes	—	—	(9)	—	(9)
Net income	$2,425	$2,011	$3,409	$(5,420)	$2,425

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.   Tyco International Group S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
July 1, 2005
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$966	$1,699	$—	$2,666
Accounts receivable, net	1	—	7,154	—	7,155
Inventories	—	—	4,565	—	4,565
Intercompany receivables	287	619	12,560	(13,466)	—
Prepaid expenses and other current assets	12	3	2,574	—	2,589
Assets held for sale	—	—	28	—	28
Total current assets	301	1,588	28,580	(13,466)	17,003
Property, plant and equipment, net	—	—	9,475	—	9,475
Goodwill	—	—	25,234	—	25,234
Intangible assets, net	—	—	5,092	—	5,092
Investment in subsidiaries	60,801	47,586	—	(108,387)	—
Intercompany loans receivable	—	20,750	26,369	(47,119)	—
Other assets	24	226	4,523	—	4,773
Total Assets	$61,126	$70,150	$99,273	$(168,972)	$61,577
Liabilities and Shareholders’ Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$1,000	$129	$—	$1,129
Accounts payable	2	—	2,941	—	2,943
Accrued and other current liabilities	267	386	5,033	—	5,686
Intercompany payables	10,129	2,431	906	(13,466)	—
Liabilities held for sale	—	—	3	—	3
Total current liabilities	10,398	3,817	9,012	(13,466)	9,761
Long-term debt	2	11,140	860	—	12,002
Intercompany loans payable	18,615	7,754	20,750	(47,119)	—
Other liabilities	66	—	7,644	—	7,710
Total Liabilities	29,081	22,711	38,266	(60,585)	29,473
Minority interest	—	—	59	—	59
Shareholders’ Equity:
Common shares	405	—	(1)	—	404
Other shareholders’ equity	31,640	47,439	60,949	(108,387)	31,641
Total Shareholders’ Equity	32,045	47,439	60,948	(108,387)	32,045
Total Liabilities and Shareholders’ Equity	$61,126	$70,150	$99,273	$(168,972)	$61,577

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.   Tyco International Group S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2004
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$2,452	$2,014	$—	$4,467
Accounts receivable, net	1	—	6,462	—	6,463
Inventories	—	—	4,365	—	4,365
Intercompany receivables	203	591	10,507	(11,301)	—
Prepaid expenses and other current assets	7	11	2,617	—	2,635
Assets held for sale	—	—	615	—	615
Total current assets	212	3,054	26,580	(11,301)	18,545
Property, plant and equipment, net	—	—	9,635	—	9,635
Goodwill	—	—	25,510	—	25,510
Intangible assets, net	—	—	5,335	—	5,335
Investment in subsidiaries	57,519	45,816	—	(103,335)	—
Intercompany loans receivable	—	20,223	24,697	(44,920)	—
Other assets	24	254	4,364	—	4,642
Total Assets	$57,755	$69,347	$96,121	$(159,556)	$63,667
Liabilities and Shareholders’ Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$1,766	$350	$—	$2,116
Accounts payable	1	—	2,697	—	2,698
Accrued and other current liabilities	39	270	5,506	—	5,815
Intercompany payables	8,748	1,759	794	(11,301)	—
Liabilities held for sale	—	—	523	—	523
Total current liabilities	8,788	3,795	9,870	(11,301)	11,152
Long-term debt	2	13,796	819	—	14,617
Intercompany loans payable	18,615	6,082	20,223	(44,920)	—
Other liabilities	58	1	7,479	—	7,538
Total Liabilities	27,463	23,674	38,391	(56,221)	33,307
Minority interest	—	—	68	—	68
Shareholders’ Equity:
Common shares	405	—	(3)	—	402
Other shareholders’ equity	29,887	45,673	57,665	(103,335)	29,890
Total Shareholders’ Equity	30,292	45,673	57,662	(103,335)	30,292
Total Liabilities and Shareholders’ Equity	$57,755	$69,347	$96,121	$(159,556)	$63,667

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.   Tyco International Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended July 1, 2005
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by operating activities	$425	$1,693	$1,990	$—	$4,108
Cash Flows From Investing Activities:
Capital expenditures, net	—	—	(935)	—	(935)
Acquisition of customer accounts (ADT dealer program)	—	—	(227)	—	(227)
Acquisition of businesses, net of cash acquired	—	—	(15)	—	(15)
Purchase accounting and holdback/earn-out liabilities	—	—	(30)	—	(30)
Divestiture of businesses, net of cash retained by businesses sold	—	—	303	—	303
Increase in investments	—	—	(153)	—	(153)
Decrease in intercompany loans	—	1,141	—	(1,141)	—
Decrease in restricted cash	—	—	5	—	5
Other	—	—	(27)	—	(27)
Net cash provided by (used in) investing activities	—	1,141	(1,079)	(1,141)	(1,079)
Cash Flows From Financing Activities:
Net repayment of debt	—	(4,318)	(204)	—	(4,522)
Proceeds from exercise of share options	—	—	171	—	171
Dividends paid	(427)	—	—	—	(427)
Loan repayments to parent	—	—	(1,141)	1,141	—
Other	2	(2)	(20)	—	(20)
Net cash used in financing activities	(425)	(4,320)	(1,194)	1,141	(4,798)
Effect of currency translation on cash	—	—	33	—	33
Cash flows from discontinued operations	—	—	(65)	—	(65)
Net decrease in cash and cash equivalents	—	(1,486)	(315)	—	(1,801)
Cash and cash equivalents at beginning of period	1	2,452	2,014	—	4,467
Cash and cash equivalents at end of period	$1	$966	$1,699	$—	$2,666

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.   Tyco International Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended June 30, 2004
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by operating activities	$2,292	$384	$1,283	$—	$3,959
Cash Flows From Investing Activities:
Capital expenditures, net	—	—	(673)	—	(673)
Acquisition of customer accounts (ADT dealer program)	—	—	(187)	—	(187)
Acquisition of businesses, net of cash acquired	—	—	(14)	—	(14)
Purchase accounting and holdback/earn-out liabilities	—	—	(83)	—	(83)
Divestiture of businesses, net of cash retained by businesses sold	—	—	145	—	145
Decrease (increase) in investments	—	449	(56)	—	393
Decrease (increase) in intercompany loans	218	(272)	—	54	—
Decrease (increase) in restricted cash	—	316	(13)	—	303
Other	—	—	(12)	—	(12)
Net cash provided by (used in) investing activities	218	493	(893)	54	(128)
Cash Flows From Financing Activities:				—
Net repayment of debt	(2,479)	(1,025)	(516)	—	(4,020)
Proceeds from exercise of share options	—	—	125	—	125
Dividends paid	(75)	—	—	—	(75)
Loan proceeds from parent	—	—	54	(54)	—
Other	—	—	(21)	—	(21)
Net cash used in financing activities	(2,554)	(1,025)	(358)	(54)	(3,991)
Effect of currency translation on cash	—	—	26	—	26
Cash flows from discontinued operations	—	—	(30)	—	(30)
Net (decrease) increase in cash and cash equivalents	(44)	(148)	28	—	(164)
Cash and cash equivalents at beginning of period	47	2,282	1,857	—	4,186
Cash and cash equivalents at end of period	$3	$2,134	$1,885	$—	$4,022

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14.   Subsequent Events

In July 2005, Valleylab, a division in Tyco’s Healthcare segment, acquired Vivant Medical Inc. (“Vivant”), a developer of microwave ablation medical technology.  The transaction is valued at approximately $66 million cash, with up to approximately $35 million additional cash to be paid in the future based on achieving certain milestones. Vivant will be integrated within the Tyco Healthcare segment.

In July 2005, Tyco’s Board of Directors approved a $1.5 billion share repurchase program.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read together with our Consolidated Financial Statements and the accompanying notes included in this Quarterly Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the headings “Risk Factors” and “Forward-Looking Information.”

Introduction

The unaudited Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd., a company organized under the laws of Bermuda, and its subsidiaries (Tyco and all its subsidiaries, hereinafter collectively referred to as “we,” the “Company” or “Tyco”) and have been prepared in United States Dollars.

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

References to Tyco and the segment data are to the Company’s continuing operations and prior period amounts have been reclassified to exclude the results of discontinued operations. The gain on sale and operating results of the Tyco Global Network (“TGN”), business which was sold in the third quarter of 2005, are presented within Corporate and Other.

Overview

The following table details net revenue and net income for the quarters and nine months ended July 1, 2005 and June 30, 2004 ($ in millions):

	Quarter Ended		Nine Months Ended
	July 1, 2005	June 30, 2004	July 1, 2005	June 30, 2004
Revenue from product sales	$8,614	$8,206	$25,260	$23,660
Service revenue	1,948	2,019	5,823	6,051
Net revenue	$10,562	$10,225	$31,083	$29,711
Operating income	$1,879	$1,531	$4,616	$4,028
Interest income	24	16	92	56
Interest expense	(199)	(224)	(626)	(715)
Other expense, net	(179)	(36)	(915)	(38)
Income from continuing operations before income taxes and minority interest	1,525	1,287	3,167	3,331
Income taxes	(326)	(359)	(1,002)	(886)
Minority interest	(2)	(3)	(6)	(11)
Income from continuing operations	1,197	925	2,159	2,434
Loss from discontinued operations, net of income taxes	(2)	(2)	(7)	(9)
Loss on sale of discontinued operations, net of income taxes	(2)	—	(58)	—
Net income	$1,193	$923	$2,094	$2,425

Net revenue increased $0.3 billion, or 3.3%, for the third quarter and $1.4 billion, or 4.6%, for the first nine months of 2005 as compared to the same periods last year. Net revenue increased in all segments except for Fire and Security for the quarter and increased in all segments year to date. Foreign currency exchange rates favorably affected each period by $231 million and $791 million, respectively, while the impact of divestitures negatively impacted each period by $167 million and $517 million, respectively.

Operating income increased $348 million, or 22.7%, for the third quarter while operating margin increased 2.8 percentage points to 17.8%. Operating income increased $588 million, or 14.6%, for the first nine months of 2005 while operating margins increased 1.3 percentage points to 14.9%. The current and nine month periods were favorably impacted by the gain on the sale of the TGN business of $307 million and $305 million, respectively. In addition, the nine month period was unfavorably impacted by asset impairment charges of $202 million related to the A&E products business and an estimated SEC enforcement action charge of $50 million. Foreign currency exchange rates favorably affected operating income each period by $32 million and $120 million, respectively.

We continued to utilize cash to fund internal growth and strengthen the balance sheet, as well as return capital to shareholders. During the first nine months of 2005, we utilized $2.5 billion, including a $0.9 billion cash premium, to repurchase $1.6 billion aggregate principal amount of our convertible debentures prior to their scheduled maturities. These repurchases reduced our diluted share count by approximately 73 million shares on an annualized basis with the added benefit of reducing our debt and interest expense. In addition, we utilized $1.8 billion in cash for scheduled repayments of debentures during the first nine months of 2005.

During the first quarter of 2005, we also announced a substantial increase in our quarterly dividend from $0.0125 per share to $0.10 per share. As a result, dividend payments for the nine months ended July 1, 2005 increased to $427 million from $75 million in the comparable prior year period.

In May 2005, we announced our intent to explore the divestiture of our Plastics and Adhesives business segment. During the third quarter we continued to actively pursue the divestiture. This action is a continuation of our ongoing portfolio refinement. We are continuing to assess the strategic fit of our various businesses and are considering additional divestitures where businesses do not align with our long-term vision.

In July 2005, Tyco’s Board of Directors approved a $1.5 billion share repurchase program. The share repurchase program, along with our continued repurchase of convertible debt, will allow us to continue to allocate a significant portion of our cash flow to the retirement of equity. We plan to spend approximately $2 billion over the next three quarters for these activities.

Quarter Ended July 1, 2005 Compared to Quarter Ended June 30, 2004

Fire and Security

The following table sets forth net revenue, operating income and operating margin for Fire and Security ($ in millions):

	Quarter Ended
	July 1, 2005	June 30, 2004
Revenue from product sales	$1,312	$1,322
Service revenue	1,541	1,536
Net revenue	$2,853	$2,858
Operating income	$301	$276
Operating margin	10.6%	9.7%

Net revenue for Fire and Security for the quarter ended July 1, 2005 was essentially even with the quarter ended June 30, 2004. Net revenue benefited as a result of favorable changes in foreign currency exchange rates ($70 million) and increased sales of breathing and intrusion products at Tyco Safety Products. However, these increases were offset by the impact of divestitures ($81 million) and, to a much lesser extent, lower net revenue in our security business primarily in Europe.

Operating income increased $25 million in the quarter ended July 1, 2005 over the same period in the prior year. Operating income for the quarter ended June 30, 2004 included net losses related to the operating results of divested businesses. In addition, operating income and margin for the prior year quarter included net restructuring, impairment and divestiture charges of $17 million. The remaining increase in operating income and margins was due to favorable changes in foreign currency exchange rates, higher installation margins and operating efficiencies, partially offset by increased investment in sales and marketing.

Attrition rates for customers in our global electronic security services business remained level at an average of 15.0% on a trailing twelve-month basis as of both July 1, 2005 and April 1, 2005.

Electronics

The following table sets forth net revenue, operating income and operating margin for Electronics ($ in millions):

	Quarter Ended
	July 1, 2005	June 30, 2004
Revenue from product sales	$3,075	$2,949
Service revenue	45	109
Net revenue	$3,120	$3,058
Operating income	$512	$464
Operating margin	16.4%	15.2%

Net revenue for Electronics increased $62 million in the quarter ended July 1, 2005 over the quarter ended June 30, 2004. The increase in net revenue was driven primarily by sales to the aerospace, energy, communications equipment manufacturing, computers and consumer electronics industries. Geographically, net revenue in North America grew slightly, which was offset by weakness in Europe. In addition, net revenue benefited as a result of favorable changes in foreign currency exchange rates ($74 million). These increases to net revenue were partially offset by the divestiture of the Electrical Contracting Services business ($87 million).

Operating income and operating margin for the quarter ended July 1, 2005 increased as compared to the same period in the prior year due primarily to increased sales volume, favorable changes in foreign currency exchange rates, and a $10 million benefit related to litigation. These increases were partially offset by increased raw material costs and weakness at certain business units which are largely tied to the telecommunications industry.

Healthcare

The following table sets forth net revenue, operating income and operating margin for Healthcare ($ in millions):

	Quarter Ended
	July 1, 2005	June 30, 2004
Revenue from product sales	$2,423	$2,243
Service revenue	17	17
Net revenue	$2,440	$2,260
Operating income	$678	$615
Operating margin	27.8%	27.2%

Net revenue for Healthcare increased 8.0% in the quarter ended July 1, 2005 over the quarter ended June 30, 2004. This increase resulted primarily from growth in existing businesses and favorable changes in foreign currency exchange rates ($36 million). Growth was primarily driven by increased revenue within Medical Devices and Supplies resulting from increased sales volume in the International division, primarily in Europe and Japan and, to a lesser extent, increased sales in Surgical and Respiratory. Surgical benefited from higher laparoscopic sales primarily due to the introduction of a new product and growth in ligasure and electrosurgery sales. Respiratory sales increased as a result of improved volumes and new product introductions. In addition, Pharmaceutical also experienced increased sales. These increases were slightly offset by decreased sales in Retail primarily due to a difficult competitive environment and customer consolidations.

Operating income and operating margin in the quarter ended July 1, 2005 increased as compared to the quarter ended June 30, 2004 as a result of the favorable sales performance noted above, improved product mix and continuing cost reduction programs. Increased raw material cost within Medical Devices and Supplies partially offset these increases.

Engineered Products and Services

The following table sets forth net revenue, operating income and operating margin for Engineered Products and Services ($ in millions):

	Quarter Ended
	July 1, 2005	June 30, 2004
Revenue from product sales	$1,345	$1,257
Service revenue	334	351
Net revenue	$1,679	$1,608
Operating income	$178	$225
Operating margin	10.6%	14.0%

Net revenue for Engineered Products and Services increased 4.4 % in the quarter ended July 1, 2005 over the quarter ended June 30, 2004 primarily due to favorable changes in foreign currency exchange rates ($48 million). In addition, Flow Control and, to a lesser extent, Fire and Building Products, experienced increased sales resulting from increased demand in industrial and commercial markets. These increases were partially offset by lower prices and volume in Electrical and Metal Products and a decrease in revenues at Infrastructure Services.

The decreases in operating income and margins in the quarter ended July 1, 2005 compared to the quarter ended June 30, 2004 were due primarily to higher steel costs and lower sales volume at Electrical and Metal Products. These decreases were partially offset by improved volume at Flow Control and Fire and Building Products discussed above.

Plastics and Adhesives

The following table sets forth net revenue, operating income and operating margin for Plastics and Adhesives ($ in millions):

	Quarter Ended
	July 1, 2005	June 30, 2004
Revenue from product sales	$459	$435
Operating income	$20	$38
Operating margin	4.4%	8.7%

Net revenue for Tyco Plastics and Adhesives increased 5.5% in the quarter ended July 1, 2005 over the quarter ended June 30, 2004 primarily due to the reclassification of customer reimbursed freight costs from a reduction of revenue to cost of sales ($22 million) and due to favorable changes in foreign currency exchange rates ($3 million). Increases in revenue at Plastics resulting from higher selling prices due to higher raw material costs and increased sales at Adhesives were offset by volume declines at A&E Products and Ludlow Coated Products.

Operating income and margin decreased in the quarter ended July 1, 2005 as compared to the same period in 2004, primarily as a result of volume shortfalls and higher raw material costs.

Corporate and Other

Corporate (income) expense was ($190) million and $87 million for the quarters ended July 1, 2005 and June 30, 2004, respectively. The current quarter included the gain on the sale of the TGN business of $307 million and TGN operating losses of $14 million, while the prior period included operating losses of

$16 million related to the TGN business. In addition, corporate expenses in the quarter ended July 1, 2005 were impacted by higher costs related to Sarbanes-Oxley compliance efforts and legacy matters.

Interest Expense

Interest expense was $199 million in the quarter ended July 1, 2005 as compared to $224 million in the quarter ended June 30, 2004. The decrease in interest expense is primarily driven by lower debt balances, partially offset by the impact of higher interest rates on our interest rate swap program compared to the same period in the prior year.

Other Expense, Net

During the quarter ended July 1, 2005, the Company recorded losses from the retirement of debt of $179 million as compared to $38 million in the prior year.

Income Taxes

Our effective income tax rate was 21.4% and 27.9% during the quarters ended July 1, 2005 and June 30, 2004, respectively. The current quarter was favorably impacted by benefits realized related to the TGN divestiture, partially offset by charges for which no tax benefit is available related to the loss on retirement of debt.

Nine Months Ended July 1, 2005 Compared to Nine Months Ended June 30, 2004

Fire and Security

The following table sets forth net revenue, operating income and operating margin for Fire and Security ($ in millions):

	Nine Months Ended
	July 1, 2005	June 30, 2004
Revenue from product sales	$3,972	$3,940
Service revenue	4,637	4,613
Net revenue	$8,609	$8,553
Operating income	$895	$741
Operating margin	10.4%	8.7%

Net revenue for Fire and Security remained relatively level in the nine months ended July 1, 2005 over the nine months ended June 30, 2004. Net revenue increased primarily due to favorable changes in foreign currency exchange rates ($244 million) and increased sales of breathing, intrusion and suppression products at Tyco Safety Products. These increases were offset by the impact of divestitures ($245 million) and decreased sales at our security business in Europe.

Operating income increased $154 million in the nine months ended July 1, 2005 over the same period in the prior year. Results for the current period included net restructuring and divestiture related charges of $23 million as compared to net restructuring, impairment and divestiture charges of $97 million in the comparable prior year period. The remaining increase in operating income in the nine months ended July 1, 2005 was primarily due to the impact of divestitures, a decrease in bad debt expense, favorable changes in foreign currency exchange rates, cost control measures related to operational excellence initiatives and prior year restructuring programs, partially offset by increased investment in sales and marketing.

Attrition rates for customers in our global electronic security services business slightly improved to an average of 15.0% on a trailing twelve-month basis as of July 1, 2005, as compared to 15.1% as of September 30, 2004.

Electronics

The following table sets forth net revenue, operating income and operating margin for Electronics ($ in millions):

	Nine Months Ended
	July 1, 2005	June 30, 2004
Revenue from product sales	$9,018	$8,407
Service revenue	114	335
Net revenue	$9,132	$8,742
Operating income	$1,422	$1,268
Operating margin	15.6%	14.5%

Net revenue for Electronics increased 4.5% in the nine months ended July 1, 2005 over the nine months ended June 30, 2004. The increase in net revenue was driven primarily by sales to the automotive, aerospace, energy, communications equipment manufacturing, computers and consumer electronics industries. In addition, revenue increased substantially due to favorable changes in foreign currency exchange rates ($269 million). The change in fiscal year and conforming the reporting calendar of certain subsidiaries also contributed to the increase in revenue, although to a lesser extent. These increases were partially offset by the impact of the divestiture of the Electrical Contracting Services business ($260 million).

Operating income and operating margin for the nine months ended July 1, 2005 increased as compared to the same period in the prior year due primarily to increased sales volume and cost savings initiatives and, to a lesser extent, favorable changes in foreign currency exchange rates. In addition, operating income for the nine months ended July 1, 2005 included net restructuring and other credits of $4 million, as compared to net restructuring, divestiture and impairment charges of $13 million in the nine months ended June 30, 2004. These increases were partially offset by increased commodity costs.

Healthcare

The following table sets forth net revenue, operating income and operating margin for Healthcare ($ in millions):

	Nine Months Ended
	July 1, 2005	June 30, 2004
Revenue from product sales	$7,078	$6,671
Service revenue	50	53
Net revenue	$7,128	$6,724
Operating income	$1,948	$1,734
Operating margin	27.3%	25.8%

Net revenue for Healthcare increased 6.0% in the nine months ended July 1, 2005 over the nine months ended June 30, 2004. This increase resulted primarily from growth in existing businesses and, to a lesser extent, favorable changes in foreign currency exchange rates ($130 million). Growth in Healthcare’s underlying businesses was principally driven by increased revenue within Medical Devices and Supplies which was largely a result of increased sales volume in the International division, primarily in Europe, due to a salesforce investment and growth in endomechanical and laparoscopic sales. Increased sales at the Surgical, Medical and Imaging divisions also contributed to the increase within Medical Devices and Supplies. Pharmaceuticals also contributed to the increase in revenue, although to a lesser extent. These increases were partially offset by decreased sales in Retail primarily due to a difficult competitive environment and customer consolidations.

The increases in operating income and operating margin in the nine months ended July 1, 2005 compared to the nine months ended June 30, 2004 were due primarily to the favorable margin impact of the increased sales discussed above and a continued focus on maximizing operating efficiencies. In addition, operating income and margin benefited $20 million from the refinement of litigation liabilities and related insurance recoveries.

Engineered Products and Services

The following table sets forth net revenue, operating income and operating margin for Engineered Products and Services ($ in millions):

	Nine Months Ended
	July 1, 2005	June 30, 2004
Revenue from product sales	$3,806	$3,352
Service revenue	993	1,034
Net revenue	$4,799	$4,386
Operating income	$515	$462
Operating margin	10.7%	10.5%

Net revenue for Engineered Products and Services increased 9.4% in the nine months ended July 1, 2005 over the nine months ended June 30, 2004. The increase in net revenue was largely driven by increased selling prices in Electrical and Metal Products due to higher costs of steel and other raw materials. In addition, Flow Control and, to a lesser extent, Fire and Building Products experienced increased sales in North America, Latin America and the Asia-Pacific region with growth in the water, industrial and commercial markets, which more than offset declines in Europe. Favorable changes in foreign currency exchange rates ($139 million) also contributed to the increase in revenue. The above increases in revenue were partially offset by lower volume in Electrical and Metal Products and a decrease in revenues at Infrastructure Services.

The increases in operating income and operating margin in the nine months ended July 1, 2005 compared to the nine months ended June 30, 2004 were due primarily to increased volume and demand within the industrial and commercial markets, the impact of operational excellence initiatives and cost reductions from prior period restructuring, and favorable changes in foreign currency exchange rates, partially offset by increased raw material costs.

Plastics and Adhesives

The following table sets forth net revenue, operating (loss) income and operating margin for Plastics and Adhesives ($ in millions):

	Nine Months Ended
	July 1, 2005	June 30, 2004
Revenue from product sales	$1,386	$1,289
Operating (loss) income	$(144)	$65
Operating margin	(10.4)%	5.0%

Net revenue for Tyco Plastics and Adhesives increased 7.5% in the nine months ended July 1, 2005 over the nine months ended June 30, 2004 primarily due to the reclassification of customer reimbursed freight costs from a reduction of revenue to cost of sales ($59 million). Higher selling prices as a result of increased material costs more than offset volume declines at Plastics, and favorable changes in foreign currency exchange rates ($9 million) also contributed to the increase. Additionally, Adhesives and Ludlow Coated Products also experienced higher sales, while revenue at A&E Products declined primarily due to a decrease in volume across all regions.

Operating income and operating margin both decreased significantly in the nine months ended July 1, 2005 as compared to the same period in 2004. This was primarily due to goodwill and long-lived asset impairment charges of $202 million during the second quarter of 2005 (see “Goodwill and Long-Lived Asset Impairments” below) as compared to $64 million of restructuring, impairment and other charges in the prior year. In addition, operating income and margin decreased as a result of volume shortfalls and higher raw material costs.

Corporate and Other

Corporate expense was $20 million and $242 million in the nine months ended July 1, 2005 and June 30, 2004, respectively. The current period included a $305 million gain on the sale of the TGN business and TGN operating losses of $54 million. In addition, corporate expenses for the nine months ended July 1, 2005 included a $50 million charge representing the best estimate of the amount in fines and penalties that the Company will likely pay to resolve the matters raised in the SEC investigation that commenced in June 2002, while the prior period included operating losses of $47 million related to the TGN business.

Interest Expense

Interest expense was $626 million in the nine months ended July 1, 2005 as compared to $715 million in the nine months ended June 30, 2004. The decrease in interest expense is primarily driven by lower debt balances, partially offset by the impact of higher interest rates on our interest rate swap program compared to the same period in the prior year.

Other Expense, Net

During the nine months ended July 1, 2005, the Company recorded losses from the retirement of debt of $908 million, as compared to $43 million in the prior year.

Income Taxes

Our effective income tax rate was 31.6% and 26.6% during the nine months ended July 1, 2005 and June 30, 2004, respectively. The increase in the effective tax rate is primarily the result of an increase in charges for which no tax benefit is available related to the loss on retirement of debt, asset impairments and the estimated settlement of the SEC enforcement action. This increase was partially offset by benefits realized related to the TGN divestiture and, to a lesser extent, by increased profitability in operations in jurisdictions with lower tax rates.

Divestitures and Discontinued Operations

In May 2005, Tyco announced its intent to explore the divesture of its Plastics and Adhesives business segment. Plastics and Adhesives is a global manufacturer of plastic film, specialty tapes and adhesives, coated products and garment hangers. During the third quarter, we continued to actively pursue the divestiture, however, the criteria for held for sale were not met. Net revenue and operating income for fiscal 2004 for this business were $1.7 billion and $69 million, respectively. During the nine months ended July 1, 2005, the Company recorded $202 million ($181 million after tax) of goodwill and long-lived asset impairment charges in the A&E Products business unit of Plastics and Adhesives. See “Goodwill and

Long-Lived Asset Impairments” below for further discussion of these charges. As we continue to explore the divestiture of the Plastics and Adhesives business, we may incur additional impairment charges.

Divestitures

In November 2004, Tyco agreed to sell the TGN, its undersea fiber optic telecommunication network. The sale was consummated on June 30, 2005. As part of the sale transaction, Tyco received gross cash proceeds of $130 million, and the purchaser assumed certain liabilities. In connection with this sale, Tyco recorded a $305 million pre-tax gain which is reflected in (gains) losses and impairments on divestitures in the Consolidated Statements of Income for the nine months ended July 1, 2005. The Company has presented the operations of the TGN in continuing operations as the criteria for discontinued operations were not met.

During the nine months ended July 1, 2005, the Company divested nine other businesses that were reported as continuing operations in Fire and Security, Healthcare and Engineered Products and Services for aggregate proceeds of $34 million in cash, net of $9 million of cash retained by businesses sold. The Company recorded net losses and impairments on divestitures of $24 million, including a $3 million charge reflected in cost of sales, in connection with the divestiture and liquidation of these businesses, as well as the write-down to estimated fair value of certain held for sale businesses. Total assets and total liabilities of these divested businesses were $114 million and $67 million, respectively.

Net revenue and operating loss for the nine months ended July 1, 2005 related to these businesses were $115 million and $51 million, respectively. Net revenue and operating loss for the nine months ended June 30, 2004 were $637 million and $77 million, respectively, related to businesses divested during fiscal 2004 and 2005.

Discontinued Operations

During the nine months ended July 1, 2005, the Company divested eight businesses that were reported as discontinued operations within Fire and Security, Plastics and Adhesives and Engineered Products and Services for aggregate proceeds of $156 million in cash, net of $1 million of cash retained by businesses sold. The Company recorded net losses on the sale of discontinued operations of $66 million ($58 million after tax) to reflect the net losses on sale, including costs to sell, and to write down the carrying value of such assets to their estimated fair value. Total assets and total liabilities of the divested businesses were $423 million and $240 million, respectively. Net revenue from discontinued operations for the nine months ended July 1, 2005 and June 30, 2004 was $202 million and $661 million, respectively. Pre-tax operating loss from discontinued operations for the nine months ended July 1, 2005 and June 30, 2004 was $11 million for both periods.

Goodwill and Long-Lived Asset Impairments

During the nine months ended July 1, 2005, as a result of consideration for potential sale and deteriorating operating results in the A&E Products business, the Company performed an interim assessment of the recoverability of both goodwill and long-lived assets in the Plastics and Adhesives segment. Estimated fair values of the reporting units and long-lived assets at Plastics and Adhesives were developed based on probability-weighted expected future cash flows of these assets. As a result of this assessment, the Company determined that the book value of certain long-lived assets in the A&E Products reporting unit of Plastics and Adhesives was greater than their estimated fair value and consequently recorded a long-lived asset impairment of $40 million. The Company also determined that the book value of the A&E Products reporting unit was in excess of its estimated fair value which resulted in a goodwill impairment charge of $162 million.

Change in Fiscal Year and Reporting Calendar Alignment

Effective October 1, 2004, Tyco changed its fiscal year end from a calendar fiscal year ending September 30 to a “52-53 week” year ending on the last Friday of September, such that each quarterly period will be 13 weeks in length. For fiscal years in which there are 53 weeks, the fourth quarter reporting period will be 14 weeks, with the first such occurrence taking place in fiscal 2011. In addition, certain of our subsidiaries had consistently closed their books up to one month prior to our fiscal period end. These subsidiaries now report results for the same period as the reported results of the consolidated Company. The impact of this change was not material to the Consolidated Financial Statements. This change is also consistent with our ongoing efforts to enhance controls and improve the transparency of our reporting, as this change better aligns our external reporting with our internal operational processes. Net income for the transition period related to this change was $26 million and was reported within Shareholders’ Equity.

Critical Accounting Policies

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses.

We believe that our accounting policies for depreciation and amortization of security monitoring systems, goodwill, revenue recognition, income taxes and long-lived assets are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the nine months ended July 1, 2005, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (the “2004 Form 10-K”).

Liquidity and Capital Resources

The following table summarizes the sources of our cash flow from operating activities and the use of a portion of that cash in our operations ($ in millions).

	Quarter Ended		Nine Months Ended
	July 1, 2005	June 30, 2004	July 1, 2005	June 30, 2004
Cash flows from operating activities:
Operating income	$1,879	$1,531	$4,616	$4,028
Non-cash restructuring and long-lived asset impairment charges, net	(13)	7	25	21
(Gains) losses and impairments on divestitures, net	(294)	(7)	(281)	78
Goodwill impairment	—	—	162	—
Depreciation and amortization(1)	528	549	1,606	1,643
Deferred income taxes	30	47	102	224
Provision for losses on accounts receivable and inventory	63	74	194	246
Other, net	31	67	78	99
Net increase in working capital	(133)	(579)	(858)	(835)
Interest income	24	16	92	56
Interest expense	(199)	(224)	(626)	(715)
Income tax expense	(326)	(359)	(1,002)	(886)
Net cash provided by operating activities	$1,590	$1,122	$4,108	$3,959
Other cash flow items:
Capital expenditures, net(2)	$(323)	$(236)	$(935)	$(673)
Decrease in the sale of accounts receivable	—	461	15	533
Acquisition of customer accounts (ADT dealer program)	(92)	(56)	(227)	(187)
Purchase accounting and holdback/earn-out liabilities	(6)	(11)	(30)	(83)
Voluntary pension contributions	82	173	82	173

(1)      The quarters ended July 1, 2005 and June 30, 2004 included depreciation expense of $364 million and $362 million, respectively, and amortization of intangible assets of $164 million and $187 million, respectively. The nine months ended July 1, 2005 and June 30, 2004 included depreciation expense of $1,114 million and $1,106 million, respectively, and amortization of intangible assets of $492 million and $537 million, respectively.

(2)                 Included net proceeds received for the sale of property, plant and equipment of $19 million and $45 million for the quarters ended July 1, 2005 and June 30, 2004, respectively, as well as $71 million and $106 million for the nine months ended July 1, 2005 and June 30, 2004, respectively.

The net change in working capital was a cash decrease of $858 million in the nine months ended July 1, 2005. The significant changes in working capital during the nine months included a $757 million increase in accounts receivable and a $293 million increase in inventories, partially offset by an increase in accounts payable of $228 million.

The provision for losses on accounts receivable and inventory decreased from $246 million during the nine months ended June 30, 2004 to $194 million for the current period.  This decrease was largely the result of improved accounts receivable aging due to an overall improved credit profile of the customer base and better collections.  Additionally, our allowance for doubtful accounts decreased from $524 million at September 30, 2004 to $465 million at July 1, 2005 primarily due to the write-off of fully reserved receivables and improved aging of accounts receivable at Fire and Security.

Cash flows from operating activities and other cash flow items by segment were as follows for the nine months ended July 1, 2005 ($ in millions).

	Nine Months Ended July 1, 2005
	Fire and Security	Electronics	Healthcare	Engineered Products and Services	Plastics and Adhesives	Corporate and Other	Total
Cash flows from operating activities:
Operating income (loss)	$895	$1,422	$1,948	$515	$(144)	$(20)	$4,616
Non-cash restructuring and long-lived asset impairment charges, net	—	(12)	3	1	39	(6)	25
Losses (gains) and impairments on divestitures, net	12	—	8	(1)	—	(300)	(281)
Goodwill impairment	—	—	—	—	162	—	162
Depreciation	438	370	188	80	32	6	1,114
Intangible assets amortization	395	51	42	2	2	—	492
Depreciation and amortization	833	421	230	82	34	6	1,606
Deferred income taxes	—	—	—	—	—	102	102
Provision for losses on accounts receivable and inventory	72	53	33	30	6	—	194
Net (increase) decrease in working capital and other	(387)	(436)	(183)	(259)	(32)	517	(780)
Interest income	—	—	—	—	—	92	92
Interest expense	—	—	—	—	—	(626)	(626)
Income tax expense	—	—	—	—	—	(1,002)	(1,002)
Net cash provided by (used in) operating activities	$1,425	$1,448	$2,039	$368	$65	$(1,237)	$4,108
Other cash flow items:
Capital expenditures, net	$(289)	$(351)	$(207)	$(62)	$(23)	$(3)	$(935)
Decrease in sale of accounts receivable	6	1	8	—	—	—	15
Acquisition of customer accounts (ADT dealer program)	(227)	—	—	—	—	—	(227)
Purchase accounting and holdback/earn-out liabilities	(7)	(7)	(11)	(4)	(1)	—	(30)
Voluntary pension contributions	82	—	—	—	—	—	82

During the nine months ended July 1, 2005, we purchased approximately 262,300 customer contracts for electronic security services through the ADT dealer program for cash of $227 million.

During the nine months ended July 1, 2005, we paid $30 million relating to purchase accounting and holdback/earn-out liabilities related to certain prior period acquisitions. Holdback liabilities represent a portion of the purchase price that is withheld from the seller pending finalization of the acquisition balance sheet. Certain acquisitions have provisions that require Tyco to make additional “earn-out” payments to the sellers if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. These earn-out payments are tied to certain performance measures, such as revenue, gross margin or earnings growth. At July 1, 2005, holdback/earn-out liabilities on our Consolidated Balance Sheet were $158 million, of which $89 million was included in accrued and other current liabilities and $69 million was included in other liabilities.

At July 1, 2005, the acquisition liabilities on our Consolidated Balance Sheet were $80 million, of which $28 million was included in accrued and other current liabilities and $52 million was included in other liabilities.

During the third quarter of 2005, the Company sold the TGN business for gross cash proceeds of $130 million. The purchaser also assumed certain liabilities.

We continue to fund capital expenditures to improve the cost structure of our businesses, invest in new processes and technology, and maintain high quality production standards. The level of capital expenditures is not expected to exceed depreciation in 2005 and is expected to increase relative to the level of spending in 2004.

The amount of income taxes paid, net of refunds, during the nine months ended July 1, 2005 was $624 million.

In July 2005, Valleylab, a division in Tyco’s Healthcare segment, acquired Vivant Medical Inc. (“Vivant”), a developer of microwave ablation medical technology. The transaction is valued at approximately $66 million cash, with up to approximately $35 million additional cash to be paid in the future based on achieving certain milestones. Vivant will be integrated within the Tyco Healthcare segment.

Capitalization

Shareholders’ equity was $32.0 billion, or $15.84 per share, at July 1, 2005, compared to $30.3 billion, or $15.07 per share, at September 30, 2004. The increase in shareholders’ equity was due primarily to net income of $2,094 million, partially offset by dividends declared of $604 million.

At July 1, 2005, total debt was $13.1 billion, as compared to $16.7 billion at September 30, 2004. Total debt as a percentage of total capitalization (total debt and shareholders’ equity) was 29% at July 1, 2005 and 36% at September 30, 2004. The decrease in debt resulted principally from the repurchase of the convertible debentures discussed below ($1.6 billion) and scheduled repayments of debentures ($1.8 billion). Our cash balance decreased to $2.7 billion at July 1, 2005, as compared to $4.5 billion at September 30, 2004. The decrease in cash was primarily due to convertible debt repurchases and scheduled debt repayments. Capital expenditures, and to a lesser extent, dividend payments and acquisition of customer accounts, also contributed to the cash decrease. These decreases were partially offset by cash flows from operations.

On December 16, 2004, Tyco International Group S.A., a wholly-owned subsidiary of the Company organized under the laws of Luxembourg (“TIGSA”), entered into a $1 billion 5-year revolving credit facility expiring on December 16, 2009. This facility replaced TIGSA’s $1 billion 364-day revolving credit facility, which was terminated prior to its scheduled expiration date of December 20, 2004. There were no amounts outstanding under the 364-day revolving credit facility on the date of its termination. TIGSA also holds a $1.5 billion 3-year revolving bank credit facility expiring on December 22, 2006 and a $500 million 3-year unsecured letter of credit facility expiring on June 15, 2007. At July 1, 2005 there were no amounts drawn on these facilities.

During the nine months ended July 1, 2005, the Company repurchased $983 million aggregate principal amount of its outstanding 2.75% convertible senior debentures due 2018 with a 2008 put option for cash of $1,497 million and $653 million aggregate principal amount of its outstanding 3.125% convertible senior debentures due 2023 with a 2015 put option for cash of $1,019 million. These repurchases resulted in a $908 million loss on the retirement of debt, including the write-off of unamortized debt issuance costs, which is reflected in other expense, net, in the Consolidated Statements of Income. Assuming suitable market conditions and attractive pricing exist, the Company may continue to repurchase additional convertible senior debentures.

We plan to use available cash to continue to fund internal growth and cost reduction opportunities within our businesses. Additionally, we believe that our cash flow generation capability will allow us to continue to strengthen the balance sheet and return capital to shareholders. While debt reduction and share repurchase are our focus in the near term, we will also consider appropriate acquisitions should the opportunity arise.

On August 3, 2005, Standard & Poor’s Ratings Services raised the corporate credit and senior unsecured ratings for Tyco International Ltd. and subsidiaries to BBB+ from BBB.

The Company’s bank credit agreements contain a number of financial and other covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, minimum levels of net worth, and limits on the incurrence of liens. At July 1, 2005, the Company had two remaining synthetic lease facilities with other covenants, including interest coverage and leverage ratios. The Company’s outstanding indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions. None of these covenants are presently considered restrictive to the Company’s operations. The Company is currently in compliance with all of its debt covenants.

On December 9, 2004, the Board of Directors approved an increase in the quarterly dividend on the Company’s common shares from $0.0125 to $0.10 per share. As a result, dividend payments are expected to approximate $625 million for 2005.

In July 2005, the Board of Directors approved a $1.5 billion share repurchase program.

Commitments and Contingencies

At July 1, 2005, the Company had a contingent purchase price liability of $80 million related to the 2001 acquisition of Com-Net by Electronics. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in Tyco’s Consolidated Financial Statements as the outcome of this contingency cannot be reasonably determined.

In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows.

Class Actions

For a discussion of contingencies related to Tyco’s securities class actions, shareholder derivative litigation, ERISA litigation, and litigation against our former senior management, see Note 8 to our Consolidated Financial Statements. We are generally obligated to indemnify our directors and officers and our former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. We are unable at this time to estimate what our ultimate liability in all of these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial position, results of operations or cash flows. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

Investigations

For a discussion of contingencies related to governmental investigations related to Tyco, see Note 8 to our Consolidated Financial Statements. We are cooperating with these investigations and are complying with these requests. At this time, we cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that the Company will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities (which in turn could negatively impact the Company’s business with non-governmental customers) or suffer other penalties, each of which could have a material adverse effect on the Company’s business. It is not possible at this time to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of these matters.

During the nine months ended July 1, 2005, the Company recorded a charge of $50 million, which represents the Company’s best estimate of the amount in fines and penalties we believe the Company will likely pay to resolve the matters raised in the SEC’s investigation. The Company is engaged in discussions with the SEC’s Division of Enforcement to resolve the matters raised in the SEC’s investigation. Final resolution of these matters is subject to a number of uncertainties, including finalizing the terms of a settlement that the Enforcement Staff will agree to recommend to the Commission, the Company’s submission of an offer of settlement approved by the Tyco Board of Directors, and the Commission’s approval of the settlement offer. Until such events have occurred, the charge is subject to change.

Intellectual Property Litigation

The Company is party to a number of patent infringement and antitrust actions that may require the Company to pay damage awards. Tyco has assessed the status of these matters and has recorded liabilities related to certain of these matters where appropriate. For a detailed discussion of contingencies related to Tyco’s intellectual property litigation, see Note 8 to our Consolidated Financial Statements.

Environmental

Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of July 1, 2005, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $168 million to $483 million. As of July 1, 2005, Tyco concluded that the best estimate within this range is approximately $260 million, of which $35 million is included in accrued and other current liabilities and $225 million is included in other liabilities on the Company’s Consolidated Balance Sheets. In view of the Company’s financial position and reserves for environmental matters of $260 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos

For a detailed discussion of contingencies related to Tyco’s asbestos matters, see Note 8 to our Consolidated Financial Statements. We believe that we have valid defenses to these claims and intend to continue to defend them vigorously. Additionally, we believe that we have adequate amounts recorded for potential settlements and adverse judgments in asbestos-related litigation. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, we believe that the final outcome of all known and anticipated future claims, after taking into account our substantial indemnification rights and insurance coverage, will not have a material adverse effect on our financial position, results of operations or cash flows.

Income Taxes

Tyco and its subsidiaries’ income tax returns are periodically examined by various regulatory tax authorities. In connection with such examinations, tax authorities, including the United States Internal Revenue Service (“IRS”), have raised issues and proposed tax deficiencies. We are reviewing the issues raised by the tax authorities and are contesting certain of the proposed tax deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been recorded through the income tax provision, equity or goodwill, as appropriate. We cannot provide assurance that the ultimate resolution of these tax deficiencies and contingencies will not have a material adverse effect on our financial condition, results of operations or cash flows.

The American Jobs Creation Act of 2004 (the “AJCA”), signed into law in October 2004, replaces an export incentive with a deduction from domestic manufacturing income. It is not expected that the AJCA will have a material impact on the Company’s income tax provision. The AJCA also allows the Company to repatriate up to $500 million of permanently reinvested foreign earnings in 2005 or 2006 at an effective tax rate of 5.25%. This incentive would apply to the Company’s U.S. owned controlled foreign companies. The Company is reviewing whether to take advantage of this provision of the AJCA.

Compliance Matters

In 2003 an allegation was brought to our attention that during the period from 1999 through 2003 certain improper payments were made by a non-U.S. subsidiary of Tyco with 2004 revenue of $40 million. With the assistance of outside counsel, we conducted an internal investigation into this allegation to determine whether certain payments were correctly recorded in the books and records of the subsidiary. We have taken remedial steps and have reported the results of our investigation to the U.S. Department of Justice (“DOJ”) and the SEC and are cooperating with their inquiries.

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

Backlog

At July 1, 2005, Tyco had a backlog of unfilled orders of $13.4 billion, compared to a backlog of $13.2 billion at September 30, 2004. Backlog by segment was as follows ($ in millions):

	July 1, 2005	September 30, 2004
Fire and Security	$6,795	$6,726
Engineered Products and Services	3,907	3,469
Electronics	2,363	2,454
Healthcare	312	280
Plastics and Adhesives	58	118
Corporate and Other	—	120
	$13,435	$13,167

Within Fire and Security, backlog increased primarily as a result of favorable foreign currency exchange rates and strong electrical contracting bookings in North America. Backlog for Fire and Security includes recurring “revenue-in-force,” which represents twelve months’ fees for monitoring and maintenance services under contract in the security business. The amount of recurring revenue-in-force at July 1, 2005 and September 30, 2004 was $3,550 million and $3,559 million, respectively. Within

Engineered Products and Services, backlog increased primarily from increased orders in Infrastructure Services and Flow Control and, to a lesser extent, as a result of favorable foreign currency exchange rates. Within Electronics, backlog decreased due to revenue recognition on several project and maintenance contracts within Submarine Telecommunications. Backlog in Healthcare and Plastics and Adhesives represents unfilled orders, which, in the nature of the business, are normally shipped shortly after purchase orders are received. We do not view backlog in Healthcare and Plastics and Adhesives to be a significant indicator of the level of future sales activity.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

During the quarter ended July 1, 2005, the Company terminated both of its corporate accounts receivable programs. No amounts were utilized under these programs as of September 30, 2004, and through the date of termination. The aggregate amount outstanding under international accounts receivable programs was $82 million at July 1, 2005 and $99 million at September 30, 2004.

Guarantees

The Company’s guarantees have not changed materially from those previously discussed in the 2004 Form 10-K.

Accounting Pronouncements

In September 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” This EITF requires that contingently convertible debt securities with a market price trigger be included in diluted earnings per share, regardless of whether the market price trigger has been met. EITF No. 04-8 became effective for Tyco on October 1, 2004 and required retroactive restatement of previously reported earnings per share. The adoption of this EITF reduced diluted earnings per share for the nine months ended June 30, 2004 by $0.01 per share. There was no impact on any other period presented.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 will be effective in the first quarter of fiscal 2006 for Tyco. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s results of its operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The compensation cost will be measured based on the grant-date fair value and will be recognized over the service period. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Pro-forma disclosure regarding the effect on net income and earnings per share as if we had applied the fair value method of accounting for stock-based compensation is presented in the Employee Share Option Plans section of Note 1 to the Consolidated Financial Statements. In April 2005, the SEC delayed the effective date for SFAS No. 123R so that it will become effective in the first quarter of fiscal 2006 for Tyco. The Company is currently assessing the impact that the new standard will have on the results of its operations, financial position or cash flows.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. The Company will follow the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS No. 123R.

In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the impact that FIN No. 47 will have on the results of its operations, financial position or cash flows.

In June 2005, the FASB issued Staff Position (“FSP”) No. 143-1, “Accounting for Electronic Equipment Waste Obligations,” which provides guidance on accounting for historical waste obligations associated with the Directive on Waste Electrical and Electronic Equipment (the “WEEE Directive”), which was adopted by the European Union. FSP No. 143-1 is effective the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable European Union member country. Currently, the Directive has not yet been fully adopted into law by European Union member countries in which we have significant operations. We are currently assessing the impact that FSP 143-1 will have on our results of operations, financial condition or cash flows.

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

Risks Relating to Actions of Tyco’s Former Senior Corporate Management

Pending litigation could have a material adverse effect on our liquidity and financial condition.

As a result of actions taken by our former senior corporate management, Tyco, some members of our former senior corporate management, current and former members of our Board of Directors and our current Chief Executive Officer, Special Advisor to the Chairman and Chief Executive Officer and current General Counsel are named defendants in a number of purported class actions alleging violations of certain disclosure provisions of the federal securities laws. Tyco, certain of our current and former employees, some members of our former senior corporate management and some former members of the Board of Directors of Tyco International (US), Inc. also are named as defendants in several ERISA class actions. In addition, Tyco and some members of our former senior corporate management are subject to an SEC inquiry, and some members of our former senior corporate management are named as defendants in criminal cases being prosecuted by the District Attorney of New York County. The findings and outcomes of the prosecutions and the SEC civil action may affect the course of the purported securities class actions and ERISA class actions pending against Tyco. We are generally obligated to indemnify our directors and officers and our former directors and officers who are also named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. We are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial position, results of operations or cash flows. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

Continued scrutiny resulting from ongoing governmental investigations may have an adverse effect on our business.

We and others have received subpoenas and requests from the SEC’s Division of Enforcement, the District Attorney of New York County, the United States Department of Labor and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. Certain current and former employees in Fire and Security received subpoenas from the SEC’s Division of Enforcement seeking testimony related to past accounting practices regarding the ADT dealer connect fees. As previously reported in our periodic filings, these practices have been discontinued. The Department of Labor is investigating Tyco and the administrators of certain of our benefit plans. At this time, we cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities (which in turn could negatively impact our business with non-governmental customers) or suffer other penalties, each of which could have a material adverse effect on our business. We cannot provide assurance that the effects and results of these or other investigations will not be material and adverse to our business, financial condition, results of operations or cash flows.

Examinations and audits by tax authorities, including the IRS, could result in additional tax payments for prior periods.

Tyco and our subsidiaries’ income tax returns are periodically examined by various tax authorities. Tyco is currently under audit by the IRS for the years 1997 to 2000. In connection with such examinations, tax authorities, including the IRS, have raised issues and proposed tax deficiencies. We are reviewing the issues raised by the tax authorities and are contesting certain of the proposed tax deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been accrued through the income tax provision, equity or goodwill, as appropriate. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional income taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these liabilities in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.

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

We are subject to inquiries by the SEC’s Division of Enforcement. We cannot provide assurance that the resolution of the Division of Enforcement’s inquiries will not necessitate further amendments or restatements to our previously-filed periodic reports or lead to some enforcement proceedings against Tyco. The SEC’s Division of Enforcement has not completed its review of prior management’s actions and our accounting, including the matters covered by the Company’s Current Report on Form 8-K filed on December 30, 2002.

During the nine months ended July 1, 2005 quarter, the Company recorded a charge of $50 million, which represents the Company’s best estimate of the amount in fines and penalties management believes the Company will likely pay to resolve the matters raised in the SEC’s investigation. The Company is engaged in discussions with the SEC’s Division of Enforcement to resolve the matters raised in the SEC’s investigation. Final resolution of these matters is subject to a number of uncertainties, including finalizing the terms of a settlement that the Enforcement Staff will agree to recommend to the Commission, the Company’s submission of an offer of settlement approved by the Tyco Board of Directors, and the Commission’s approval of the settlement offer. Until such events have occurred, the charge is subject to change.

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

As a result of actions taken by our former senior corporate management, Tyco was the subject of continuing negative publicity focusing on these actions. This negative publicity contributed to significant declines in the prices of our publicly traded securities in 2002 and brought increased regulatory scrutiny upon us. Additional negative publicity related to former senior corporate management’s actions could have a material adverse effect on our results of operations and cash flows and the market price of our publicly traded securities.

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

The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. We have concluded that it is probable that we would incur remedial costs in the range of approximately $168 million to $483 million. We concluded that the best estimate within this range is approximately $260 million. Environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with such laws, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition and results of operations or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.

We may be required to recognize additional impairment charges.

Pursuant to GAAP, we are required to periodically assess our goodwill, intangibles and other long-lived assets to determine if they are impaired. Disruptions to our business, end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures and market capitalization declines may result in additional charges to goodwill and other asset impairments. Future impairment charges could substantially affect our reported earnings in the periods of such charges. In addition, such charges would reduce our consolidated net worth and our shareholders’ equity, increasing our debt-to-total-capitalization ratio. Such reduction in consolidated net worth and increase in debt as a percentage of total capitalization could result in a default under our credit facilities.

Foreign currency exchange rate, commodity price and interest rate fluctuations may adversely affect our results.

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, commodity prices and interest rates. See Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our net revenue derived from sales in non-U.S. markets for 2004 was 47.3%, and we expect revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. Therefore, when the U.S. Dollar strengthens in relation to the foreign currencies of the countries where we sell our products, such as the Euro, our U.S. Dollar reported revenue and income will decrease. Changes in the relative values of currencies occur from time to time and may, in some instances, have a significant effect on our results of operations. Our financial statements reflect recalculations of items denominated in non-U.S. currencies to U.S. Dollars, our functional currency.

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

In the ordinary course of business, we are subject to a significant amount of litigation, including litigation alleging the infringement of intellectual property rights, litigation alleging anti-competitive behavior and product liability litigation. In certain circumstances, patent infringement and anti-trust laws permit successful plaintiffs to recover treble damages. In addition, our Healthcare business is subject to regulation and potential litigation. The defense of these lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies, that could cause a material adverse effect on our financial condition and results of operations.

Our Healthcare business is subject to extensive regulation by the government and failure to comply with those regulations could have a material adverse effect on our results of operations and financial condition.

The United States Food and Drug Administration regulates the approval, manufacturing and sale and marketing of many of our healthcare products. Failure to comply with current Good Manufacturing Practices and other applicable regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product recalls, product shortages or delays in product manufacturing. Efficacy or safety concerns, an increase in trends of adverse events in the marketplace, and/or manufacturing quality issues with respect to our products could lead to product recalls, withdrawals or declining sales.

Our ADT business has generally experienced higher rates of customer attrition, which may reduce our future revenue and has caused us to change the useful life of accounts, increasing our depreciation and amortization expense.

Attrition rates for customers in our global electronic security services business was 15.1% on a trailing 12-month basis as of September 30, 2004. The attrition rate decreased slightly to an average of 15.0% on a trailing 12-month basis as of July 1, 2005. However, if attrition rates were to trend upward, ADT’s recurring revenue and results of operations will be adversely affected. Tyco amortizes the costs of ADT’s contracts and related customer relationships purchased through the ADT dealer program using a double-declining balance method based on a ten-year life for the first eight years of the estimated life of the customer relationships, converting to the straight-line method of amortization to completely amortize the asset pool by the end of the twelfth year. Internally generated residential and commercial account pools are amortized using a straight-line method over ten to fourteen years. If the attrition rates were to rise for these account pools, then Tyco may be required to accelerate the amortization of the costs related to these pools, which could cause a material adverse effect on our financial condition, results of operations and cash flows.

Our reputation and our ability to do business may be impaired by improper conduct by any of our employees or agents or those of our subsidiaries.

Tyco and its subsidiaries operate in many parts of the world that have experienced governmental corruption to some degree, including, but not limited to, Asia, Latin America and Europe. Tyco’s policy mandates strict compliance with the United States Foreign Corrupt Practices Act, as amended, and local laws prohibiting corrupt payments to government officials. Nonetheless, we cannot provide assurance that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees that would violate U.S. and/or foreign laws, including the laws governing payments to government officials. These improper actions, however, could subject the Company to civil or criminal investigations in the United States and in other jurisdictions, could lead to penalties, including substantial monetary fines, against us or our subsidiaries and could damage our reputation and, therefore, our ability to do business.

From time to time Tyco receives information alleging improper conduct of Tyco employees, agents, and/or distributors, including conduct involving potentially improper payments to foreign government officials. Tyco’s policy is to investigate that information and respond appropriately, including, if warranted, taking remedial control measures and reporting its findings to relevant law enforcement authorities.

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

Although we believe none of these covenants are presently restrictive to our operations, our ability to meet the financial covenants can be affected by events beyond our control, and we cannot provide assurance that we will meet those tests. A breach of any of these covenants could result in a default under our credit agreements or indentures. Upon the occurrence of an event of default under any of our credit facilities or indentures, the lenders or trustees could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If the lenders or trustees accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay our credit facilities and our other indebtedness. Acceleration of any obligation under any of our material debt instruments will permit the holders of our other material debt to accelerate their obligations. See “Liquidity and Capital Resources—Capitalization” above.

Downgrades of our debt ratings would adversely affect us.

Certain downgrades by Moody’s and S&P may increase our cost of capital and make it more difficult for us to obtain new financing.

Risks Relating to Our Jurisdiction of Incorporation

Legislation and negative publicity regarding Bermuda companies could increase our tax burden and affect our operating results.

Legislation Relating to Government Contracts

We continue to assess the potential impact of various U.S. federal and state legislative proposals that would deny government contracts to U.S. companies that move their corporate location abroad. The legislative proposals could cover the 1997 acquisition of Tyco International Ltd., a Massachusetts corporation, by ADT Limited (a public company that had been located in Bermuda since the 1980’s with origins dating back to the United Kingdom since the early 1900’s), as a result of which ADT changed its name to Tyco International Ltd. and became the parent to the Tyco group.

In 2003, the State of California adopted legislation intended to limit the eligibility of certain Bermuda and other foreign-chartered companies to participate in certain state contracts. To date, Tyco companies have requested waivers which have been granted or are still pending with certain requests having been denied. However, there is no reliable process for how that waiver authority will be exercised and how the provision for such waivers will affect Tyco’s business.

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

Tyco’s revenue related to direct sales to the U.S. federal government and the State of California accounted for less than 2.0% and 0.1%, respectively, of our total net revenue for 2004, and we expect those levels to continue. We are unable to predict, however, whether the final form of the proposed legislation discussed above would also affect Tyco’s indirect sales to the U.S. federal or state governments or the willingness of Tyco’s non-governmental customers to do business with us. As a result of these uncertainties, we are unable to assess the potential impact on us of any proposed legislation in this area and can provide no assurance that the impact will not be materially adverse.

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

Negative Publicity

There is continuing negative publicity regarding, and criticism of, U.S. companies’ use of, or relocation to, offshore jurisdictions, including Bermuda. As a Bermuda company, this negative publicity could harm our reputation and impair our ability to generate new business if companies or government agencies decline to do business with us as a result of the negative public image of Bermuda companies or the possibility of our customers receiving negative media attention from doing business with a Bermuda company.

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

Forward-Looking Information

Certain statements in this report are “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “expect,” “estimate,” “project” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the SEC, or in Tyco’s communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product expansion, backlog, the consummation and benefits of acquisitions and divestitures or other matters, as well as financings and repurchases of debt or equity securities, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward-looking statements include, among other things:

•       overall economic and business conditions;

•       the demand for Tyco’s goods and services;

•       competitive factors in the industries in which Tyco competes;

•       changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•       results and consequences of Tyco’s internal investigation and governmental investigations concerning the Company’s governance, management, internal controls and operations;

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

•       the ability to achieve cost savings in connection with the Company’s strategic restructuring and Six Sigma initiatives;

•       potential further impairment of our goodwill;

•       the impact of fluctuations in the price of Tyco common shares;

•       changes in U.S. and non-U.S. government regulations in general, and in particular changes in rules and regulations regarding the safety, efficacy, sales, promotions, insurance reimbursement and pricing of Tyco’s disposable medical products and other specialty products;

•       the possible effects on Tyco of pending legislation in the U.S. that may limit or eliminate potential U.S. tax benefits resulting from Tyco’s incorporation in Bermuda or deny U.S. government contracts to Tyco based upon its incorporation in Bermuda; and

•       the potential distraction costs associated with negative publicity relating to the actions of our former senior corporate management.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure discussed in the 2004 Form 10-K. In order to manage the volatility relating to our more significant market risks, we enter into forward foreign currency exchange contracts, cross-currency swaps, foreign currency options, and interest rate swaps. In order to achieve an appropriate balance of fixed and floating rate debt through the use of swaps, Tyco has swapped $3.0 billion notional amount of its fixed rate debt to floating rate debt. At July 1, 2005 we are receiving a weighted-average fixed rate of 6.3% and paying a weighted-average variable rate of 5.2% under these swap arrangements.

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

Item 4.                        Controls and Procedures

On September 17, 2002 and December 30, 2002, we reported in Current Reports on Form 8-K the findings of the Company’s investigations that identified internal control weaknesses in our accounting and financial reporting. These findings have played a significant role in our efforts to strengthen our internal control environment in such areas as acquisition accounting, restructuring, financial and legal controls, reserve utilization, incentive compensation and a number of other areas relevant to our financial statements. Tyco’s senior management and Board of Directors continue their comprehensive, diligent efforts in reviewing Tyco’s internal controls and policies and procedures. These efforts have been enhanced and expanded as a result of our ongoing efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), which will be effective for the Company for the fiscal year ending September 30, 2005. Although the framework has been put in place to materially improve the control structure of Tyco, it will take some time to realize all of the benefits from our initiatives.

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

As of the end of the period covered by this report, an evaluation was performed of the effectiveness of the design and operation of Tyco’s disclosure controls and procedures by senior management. Based on that evaluation, Tyco’s management, including the CEO and CFO, concluded that these disclosure procedures and controls are effective. There have been no significant changes in internal controls for the period covered by this report. Tyco will continue to make ongoing assessments of these controls and procedures.

PART II. OTHER INFORMATION

Item 1.                        Legal Proceedings

Except as discussed below, there have been no material developments in the Company’s legal proceedings since the Company filed the 2004 Form 10-K. For a description of the Company’s previously reported legal proceedings, refer to Part I, Item 3. Legal Proceedings, in the 2004 Form 10-K.

Securities Class Actions

As previously reported in the 2004 Form 10-K, Tyco and certain of our former directors and officers have been named as defendants in more than two dozen securities class actions. Most of the securities class actions have now been transferred to the United States District Court for the District of New Hampshire by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pretrial proceedings. On January 7, 2005, the Company answered the plaintiffs’ consolidated complaint. On January 14, 2005, Lead Plaintiffs made a motion for class certification. On July 5, 2005, the Company moved for revision of the Court’s October 14, 2004 order in light of a change in law, insofar as the order denied the Company’s motion to dismiss the consolidated complaint for failure to plead loss causation.

As previously reported in our periodic filings, the Company appealed to the United States Court of Appeals for the First Circuit the decision of the United States District Court for the District of New Hampshire to remand Brazen v. Tyco International Ltd. to the Circuit Court for Cook County, Illinois and Hromyak v. Tyco International Ltd., Goldfarb v. Tyco International Ltd., Mandel v. Tyco International Ltd., Myers v. Tyco International Ltd., Rappold v. Tyco International Ltd., and Schuldt v. Tyco International Ltd. to the Circuit Court for Palm Beach County, Florida. Plaintiffs moved to dismiss the Company’s appeal. On December 29, 2004, the United States Court of Appeals for the First Circuit granted plaintiffs’ motion and dismissed the Company’s appeal. On April 28, 2005, the Company moved in the Circuit Court for Palm Beach County, Florida to stay and to strike the class allegation in Goldfarb, Mandel, Myers, Rappold, and Schuldt. Also on April 28, 2005, the Company moved in the Circuit Court for Palm Beach County, Florida to dismiss Hromyak. On July 12, 2005, the Court granted in part and denied in part the motion to stay and to strike the class allegations in Goldfarb, Mandel, Myers, Rappold, and Schuldt.

As previously reported in our periodic filings, on March 10, 2005, plaintiff Lionel I. Brazen filed an amended class action complaint purporting to represent a class of purchasers who exchanged shares of Mallinckrodt, Inc. common stock for shares of Tyco common stock pursuant to the Joint Proxy Statement and Prospectus, and the Registration Statement in which it was included, in connection with the October 17, 2000 merger of Tyco and Mallinckrodt, Inc. Plaintiff names as defendants Tyco International Ltd., and certain former Tyco executives and asserts causes of action under Section 11, 12(a)(2) and 15 of the Securities Act of 1933. The amended class action complaint alleges that the defendants made statements in the Registration Statement and the Joint Proxy Statement and Prospectus that were materially false and misleading and failed to disclose material adverse facts regarding the business and operations of Tyco. On April 21, 2005, the Company moved in the Circuit Court for Cook County, Illinois to dismiss or stay or, in the alternative, to strike the class allegations. On July 22, 2005, the court denied the Company’s motion. Also, on July 22, 2005, the Court granted the motion to dismiss individual defendants Michael A. Ashcroft, Joshua M. Berman, Richard S. Bodman, John F. Fort, III, Stephen W. Foss, James S. Pasman Jr., W. Peter Slusser and Frank E. Walsh, Jr.

As previously reported in our periodic filings, a class action complaint, Ezra Charitable Trust v. Tyco International Ltd., was filed in the United States District Court for the Southern District of Florida. The Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the District of New Hampshire. Thereafter, the Company moved to dismiss the complaint. On December 22, 2004, plaintiff moved to amend the complaint. The proposed amendment asserts causes of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against Tyco

International Ltd. and Edward Breen, our current Chief Executive Officer, and seeks to add as defendants David FitzPatrick, our former Chief Financial Officer, and PricewaterhouseCoopers LLP, our former independent auditors. As against defendants Breen and FitzPatrick, the complaint asserts a cause of action under Section 20(a) of the Securities Exchange Act of 1934. On March 25, 2005, the United States District Court for the District of New Hampshire granted plaintiff’s motion to amend. Plaintiff filed an amended complaint that day. On March 28, 2005, the Court denied defendants’ motion to dismiss the original complaint, without prejudice to the defendants’ ability to move against the amended complaint. On April 25, 2005, defendants moved to dismiss the consolidated amended class action complaint, which motion remains pending before the Court.

As previously reported in our periodic filings, the United States District Court for the District of New Hampshire granted one plaintiff’s motion for appointment as lead plaintiff in Stumpf v. Tyco International Ltd. and O’Loughlin v. Tyco International Ltd. On December 10, 2004, lead plaintiff Mark Newby filed a Consolidated Securities Class Action Complaint purporting to represent a class of purchasers of TyCom securities between July 26, 2000 and December 17, 2001. Plaintiff names as defendants Tyco International Ltd., TyCom, Ltd., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Citigroup Inc., along with certain former Tyco and TyCom executives. The complaint asserts causes of action under Sections 11 and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against Tyco, TyCom, Goldman Sachs, Merrill Lynch, Citigroup and certain former Tyco and TyCom executives. The complaint alleges the TyCom registration statement and prospectus were inaccurate, misleading and failed to disclose facts necessary to make the registration statement and prospectus not misleading. Further, the complaint alleges the defendants violated securities laws by making materially false and misleading statements and omissions concerning, among other things, executive compensation, Tyco’s and TyCom’s finances and TyCom’s business prospects. On February 18, 2005, the Company moved to dismiss the Consolidated Securities Class Action Complaint, which motion remains pending before the Court.

As previously reported in our periodic filings, on February 11, 2005, in New Jersey v. Tyco, Plaintiffs filed a Second Amended Complaint against Tyco, our former auditors, and certain of our former directors and officers. As against all defendants, the amended complaint asserts causes of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, for common law fraud, aiding and abetting common law fraud, conspiracy to commit fraud and negligent misrepresentation. Claims are asserted against the individual defendants under Section 20(a) of the Securities Exchange Act of 1934, Section 15 of the Securities Act of 1933, Section 24(d) of the New Jersey Uniform Securities Law, Sections 421-B:25(II) & (III) of the New Hampshire Uniform Securities Law, and for breaches of fiduciary duties. Claims are also asserted against certain of the individual defendants under Section 20A of the Securities Exchange Act of 1934, and for violation of the New Jersey RICO statute; against Tyco under Section 12(a)(2) of the Securities Act of 1933, Section 24(c) of the New Jersey Uniform Securities Law, and for violation of, aiding and abetting violation of, and vicarious liability under the New Jersey RICO statute; against Tyco and certain of the individual defendants under Section 14(a) of the Securities Act of 1933 and Rule 14a-9 promulgated thereunder, and for conspiracy to violate the New Jersey RICO statute; against Tyco, our former auditors, and certain of the individual defendants under Section 11 of the Securities Act of 1933, and for violation of, and conspiracy to violate the New Jersey RICO statute; and against our former auditors and certain of the individual defendants for aiding and abetting violation of the New Jersey RICO statute. Finally, claims are asserted against the individual defendants and our former auditors for aiding and abetting the individual defendants’ breaches of fiduciary duties. The Second Amended Complaint asserts that the defendants violated the securities laws and otherwise engaged in fraudulent acts by making materially false and misleading statements and omissions concerning, among other things, the following: unauthorized and improper compensation of certain of our former executives; their improper use of our funds for personal benefit and their improper self-dealing in real estate. On June 10, 2005, the Company moved to dismiss in part the Second Amended Complaint, which motion remains pending before the Court.

As previously reported in our periodic filings, the Judicial Panel on Multidistrict Litigation was notified that Hall v. Kozlowski may be an action that should be transferred to the United States District Court for the District of New Hampshire. Thereafter, the Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the District of New Hampshire. On March 16, 2005, Tyco International (US) Inc. answered plaintiff’s amended complaint.

As previously reported in our periodic filings, plaintiff moved to remand Davis v. Kozlowski to the Circuit Court of Cook County, Illinois. On March 17, 2005, the United States District Court for the District of New Hampshire granted plaintiff’s motion to remand and denied defendants’ motion to dismiss. On March 31, 2005, the Company moved for reconsideration of the Court’s remand order, which motion remains pending before the Court.

As previously reported, on April 29, 2005, an action was filed in the United States District Court for the Southern District of Florida, Stevenson v. Tyco International Ltd., et. al. Plaintiff names as additional defendants our current Chief Executive Officer, Edward Breen, our former Chief Financial Officer, David FitzPatrick, our current Executive Vice President and General Counsel, William Lytton, current members of Tyco’s Board of Directors including Dennis Blair, George Buckley, Bruce Gordon, John Krol, Carl McCall, Mackey McDonald, Brendan O’Neill, Sandra Wijnberg, and Jerome York, as well as former members of Tyco’s Board of Directors, including Michael Ashcroft, Joshua Berman, Richard Bodman, John Fort, Steven Foss, Wendy Lane, James Pasman, Peter Slusser and Joseph Welch. The complaint asserts causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges that defendants made material misrepresentations that resulted in artificially deflated stock prices. Tyco has sought an order from the Judicial Panel on Multidistrict Litigation to transfer this action to the United States District Court for the District of New Hampshire. On June 13, 2005, plaintiff filed a Notice of Opposition to the conditional transfer order. On July 6, 2005, plaintiff filed his motion and brief to vacate the conditional transfer order.

As previously reported in our periodic filings, an action was filed on January 20, 2004 in the United States District Court for the Southern District of New York, Ballard v. Tyco International Ltd., et al. Plaintiffs are former AMP shareholders who received Tyco stock in connection with Tyco’s merger with AMP. Plaintiffs name as defendants Tyco International Ltd., PricewaterhouseCoopers LLP, former officers L. Dennis Kozlowski, Mark Swartz, Mark Belnick and former directors Frank Walsh and Michael Ashcroft. The complaint asserts causes of action under Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, Sections 11 and 12 (a)(2) of the Securities Act of 1933, common law fraud and negligent misrepresentation. The complaint seeks an award of compensatory and exemplary damages. On March 15, 2004, the Judicial Panel on Multidistrict Litigation transferred Ballard to the United States District Court for the District of New Hampshire. On June 10, 2004, the Court entered an order consolidating Ballard with the Securities Action. On July 12, 2004, the Company moved to dismiss the complaint. On July 19, 2004, plaintiffs moved for reconsideration of the consolidation order. On April 22, 2005, the Court granted PricewaterhouseCoopers LLP’s motion to dismiss. On July 11, 2005, the Court denied the Company’s motion to dismiss. On July 12, 2005, the Court granted plaintiffs’ motion for reconsideration.

Shareholder Derivative Litigation

As previously reported in our periodic filings, on October 14, 2004, the United States District Court for the District of New Hampshire dismissed the consolidated derivative action then pending. On November 12, 2004, plaintiffs filed their notice of appeal in the United States District Court for the District of New Hampshire seeking to reverse the district court’s dismissal. On February 15, 2005, the plaintiff-appellant filed her brief on appeal in the United States Court of Appeals for the First Circuit. On April 14, 2005, defendants-appellees filed their briefs on appeal. On May 18, 2005, the parties agreed to dismissal of the appeal without payment of any costs or fees.

ERISA Litigation

As previously reported in our periodic filings, Tyco and certain of our current and former employees, officers and directors, have been named as defendants in eight class actions brought under the Employee Retirement Income Security Act. The complaints purported to bring claims on behalf of the Tyco International (US) Inc. Retirement Savings and Investment Plans and the participants therein. On January 12, 2005, the United States District Court for the District of New Hampshire denied, without prejudice, the Company’s motion to dismiss certain additional individual defendants from the action. On January 20, 2005, Plaintiffs filed a motion for class certification. On January 27, 2005, the Company answered the plaintiffs’ consolidated complaint. Also, on January 28, 2005, the Company and certain individual defendants filed a motion for reconsideration of the Court’s January 12, 2005 order, insofar as it related to the Tyco (US) Retirement Committee. On May 25, 2005, the Court, denied the motion for reconsideration. On July 11, 2005, the Company and certain individual defendants opposed plaintiffs’ motion for class certification.

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

During the nine months ended July 1, 2005, the Company recorded a charge of $50 million, which represents the Company’s best estimate of the amount in fines and penalties we believe the Company will likely pay to resolve the matters raised in the SEC’s investigation. The Company is engaged in discussions with the SEC’s Division of Enforcement to resolve the matters raised in the SEC’s investigation. Final resolution of these matters is subject to a number of uncertainties, including finalizing the terms of a settlement that the Enforcement Staff will agree to recommend to the Commission, the Company’s submission of an offer of settlement approved by the Tyco Board of Directors, and the Commission’s approval of the settlement offer. Until such events have occurred, the charge is subject to change.

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

Mallinckrodt, Inc. (“Mallinckrodt”) and Nellcor Puritan Bennett, Inc. (“Nellcor”), plaintiffs/counterdefendants v. Masimo Corporation (“Masimo”) et al., defendants/counter-claimants, is a consolidated patent infringement action in the United States District Court for the Central District of California. Nellcor is a subsidiary of Tyco. Nellcor alleges that Masimo infringed one Nellcor patent related to pulse oximeters, which are medical devices used to measure blood oxygen levels in patients, and Masimo alleges that Nellcor infringed four Masimo patents related to pulse oximeters. Trial in the action commenced on February 18, 2004. On March 16, 2004, the jury returned a liability finding that Nellcor willfully infringed the four Masimo patents and that Masimo did not infringe the one Nellcor patent. On March 26, 2004, the jury awarded Masimo $135 million in damages for Nellcor’s alleged infringement through December 31, 2003. After hearing post-trial motions, the district court issued an order on July 14, 2004 which (i) denied Masimo’s request to impose an injunction on the sale of pulse oximeters; (ii) reversed the jury finding of patent infringement for one of the four patents at issue; (iii) ruled that a second patent was unenforceable due to Masimo’s inequitable conduct in seeking the patent; and (iv) overturned the jury finding that the infringement was “willful.” On August 6, 2004, the district court entered final judgment that included additional damages of $30 million for Nellcor’s alleged infringement from January 1, 2004 through May 31, 2004. Nellcor is appealing the jury’s infringement finding on the remaining two Masimo patents to the United States Court of Appeals for the Federal Circuit. The briefing for the appeal is completed. Oral argument before the Court of Appeals took place on July 7, 2005. The parties are awaiting a decision from the Court of Appeals. Tyco has assessed the status of this matter and has concluded that it is more likely than not that the jury’s decision will be overturned and, further, Tyco intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in Tyco’s Consolidated Financial Statements with respect to this damage award. Also in connection with this patent litigation, Nellcor asserts that Masimo infringes a second Nellcor patent (U.S. Patent No. 4,934,372—the “’372 patent”). On April 8, 2005, the United States Court of Appeals for the Federal Circuit issued a decision in Nellcor’s favor that reversed the district court’s summary judgment finding of noninfringement regarding the ’372 patent claim against Masimo. The Court of Appeals remanded Nellcor’s ’372 patent claim to the district court for further proceedings. The district court has not yet scheduled trial in the ’372 case.

Masimo Corporation v. Tyco Healthcare Group LP (“Tyco Healthcare”) and Mallinckrodt, Inc. is a separate lawsuit also pending in the United States District Court for the Central District of California. Tyco Healthcare and Mallinckrodt are subsidiaries of Tyco. In this lawsuit, Masimo alleges violations of antitrust laws against Tyco Healthcare and Mallinckrodt in the markets for pulse oximeter products. Masimo alleges that Tyco Healthcare and Mallinckrodt used their market position to prevent hospitals from purchasing Masimo’s pulse oximetry products. Masimo seeks injunctive relief and monetary damages, including treble damages. Trial in this case began on February 22, 2005. The jury returned its verdict on March 21, 2005, and awarded Masimo $140 million in damages. The damages are automatically trebled under the antitrust statute to an award of $420 million. Masimo’s attorneys are entitled to an award of reasonable fees and costs in addition to the verdict amount. The district court held a hearing on June 28, 2005 regarding post-trial motions. The parties are awaiting a decision on the post-trial motions. Tyco has assessed the status of this matter and has concluded that it is more likely than not that the jury’s decision will be overturned, and, further, Tyco intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in the Consolidated Financial Statements with respect to this damage award.

As previously reported in our periodic filings, Applied Medical Resources Corp. (“Applied Medical”) v. United States Surgical (“U.S. Surgical”) is a patent infringement action in which U.S. Surgical, a subsidiary of Tyco, is the defendant. In February 2002, the United States District Court for the Central District of California held that U.S. Surgical’s VERSASEAL universal seal system, contained in certain surgical trocar and access devices manufactured by U.S. Surgical, infringed certain of the plaintiff’s patents. The district court entered a permanent injunction against U.S. Surgical based upon infringement of one of the three patents involved in the suit. The United States Court of Appeals for the Federal Circuit affirmed the district court’s permanent injunction ruling in September 2003 for the VERSASEAL product, which is no longer on the market. In October 2003, the district court ruled in U.S. Surgical’s favor, holding that two other patents involved in the case were invalid. A trial on damages for the earlier infringement ruling in the district court concluded on July 27, 2004. The jury awarded Applied Medical $44 million in damages and returned a finding that the earlier infringement was willful, giving the district court discretion to enhance those damages to up to treble the damages awarded to Applied Medical by the jury. On October 1, 2004, the district court issued post-trial rulings that (i) denied U.S. Surgical’s motion to set aside the jury’s finding on willfulness; and (ii) granted Applied Medical’s motion for enhanced damages, enhancing the jury’s damages award by 25%, or $11 million. On January 27, 2005, the district court awarded Applied Medical $10 million in costs, prejudgment interest and attorneys’ fees. Thus, Applied Medical’s total award is $65 million. U.S. Surgical has appealed the damages award and the willfulness finding to the Court of Appeals for the Federal Circuit. Briefing for the appeal concluded on August 1, 2005. Tyco has recorded a liability related to this matter and does not expect to incur material losses beyond what has already been accrued.

On July 31, 2003, Applied Medical filed another patent infringement suit against U.S. Surgical in the United States District Court for the Central District of California. The complaint alleges that U.S. Surgical’s VERSASEAL Plus trocar product infringes Applied Medical’s U.S. Patent No. 5,385,533. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical’s motion for summary judgment. Applied Medical is appealing the summary judgment ruling. Briefing on Applied’s appeal will be completed on September 12, 2005.

Environmental Litigation

As previously reported in our periodic filings, on certain dates in 2002 and 2003, a business within Engineered Products and Services reported purportedly incorrect data relating to landfill gas monitoring at four landfill sites in Ohio. To our knowledge, no action or proceeding has been filed by any state or federal authority in this matter to date.

We have been in discussions with the U.S. Environmental Protection Agency and the New Jersey Department of Environmental Protection regarding historic environmental compliance issues at a facility sold by Tyco in 2000. At this time, although these governmental authorities have not commenced any formal legal proceedings, we believe such proceedings are contemplated by these governmental authorities, and that such proceedings may result in potential monetary sanctions of $100,000 or more. However, we do not believe that any such monetary sanctions will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

During the current quarter, the Wisconsin Department of Natural Resources issued a Notice of Violation to Tyco Safety Products, a subsidiary within the Tyco Fire and Security business segment, concerning a self-reported air permit compliance recordkeeping deficiencies. Based on discussions with the

Department, we anticipate enforcement proceedings are contemplated, and such proceeding may result in potential monetary sanctions of $100,000 or more. However, we do not believe that any sanction will have a material adverse affect on the Company’s financial position, results of operations or cash flows.

Commercial Litigation

As previously reported in our periodic filings, one of our subsidiaries is party to a franchise dispute. The Company has assessed the status of this matter and does not expect to incur material losses beyond what has already been accrued.

Asbestos Matters

As previously reported in our periodic filings, Tyco and some of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. The majority of these cases have been filed against subsidiaries in Healthcare and Engineered Products and Services. Each case typically names between dozens to hundreds of corporate defendants. The Company will continue to vigorously defend these lawsuits and the Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims. When appropriate, the Company settles claims. However, the total amount paid to date to settle and defend all asbestos claims has been immaterial. As of July 1, 2005 there were approximately 16,000 asbestos liability cases pending against the Company and our subsidiaries.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
4/30/05–6/3/05(1)	10,289,540	$30.25	10,289,540	—
6/4/05–7/1/05(1)	9,947,838	$31.03	9,947,838	—

(1)                 Transactions represent the repurchase of a portion of the Company’s outstanding convertible debt prior to its scheduled maturity (see Note 7 to the Consolidated Financial Statements). The average price paid per share is calculated by dividing the total cash paid for the debt by the number of underlying shares into which the debt is convertible.

Item 6.                        Exhibits

Exhibit Number	Exhibit
10.1	The Tyco International Ltd. Deferred Compensation Plan for Directors (filed herewith).
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:	/s/ CHRISTOPHER J. COUGHLIN
Christopher J. Coughlin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2005