Form 10-K
period 2005-09-30
TYCO INTERNATIONAL LTD /BER/
filed 2005-12-09
CIK 833444

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K ☐.

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of voting common shares held by nonaffiliates of registrant was approximately $66,647,209,452 as of April 1, 2005.

        The number of common shares outstanding as of December 2, 2005 was 2,013,057,972.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's proxy statement filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's 2006 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

        See pages 67 to 72 for the exhibit index.

PART I

Item 1. Business

General

        Tyco International Ltd. ("we," "Tyco" or the "Company") is a diversified manufacturing and service company that, through its subsidiaries:

  •
  designs, manufactures, installs, monitors and services electronic security and fire protection systems;

  •
  designs, manufactures and distributes electrical and electronic components;

  •
  designs, manufactures and distributes medical devices and supplies, imaging agents, pharmaceuticals and adult incontinence and infant care products; and

  •
  designs, manufactures, distributes and services engineered products, including industrial valves and controls, as well as steel tubular goods, and provides consulting, engineering and construction management and operating services.

        Tyco International Ltd., which is organized under the laws of Bermuda, was created as a result of the July 1997 acquisition of Tyco International Ltd., a Massachusetts corporation, by ADT Limited, a public company organized under the laws of Bermuda in the 1980's with origins dating back to the United Kingdom since the early 1900's, at which time ADT Limited changed its name to Tyco International Ltd.

        Unless otherwise indicated, references in this Annual Report to 2005, 2004 and 2003 are to Tyco's fiscal year ended September 30, 2005, 2004 and 2003, respectively.

Strategy

        Tyco's operating strategy is to be a high-quality, low-cost producer and provider in each of the markets we serve. We promote our leadership positions by investing in existing businesses and developing new markets. Our current business strategy focuses on enhancing internal growth and operational efficiency for existing Tyco businesses, and we plan to achieve this goal primarily through new product innovation, increased market share, and continued geographic expansion. We have implemented and will continue to implement additional Six Sigma initiatives across our business segments to achieve best-in-class operating practices. We strive to increase the value of our Company and our global portfolio of diversified brands by exceeding customers' expectations and by achieving market leadership and operating excellence in every segment. We are also committed to being a leader in corporate governance so that we can continue to earn the respect and confidence of our shareholders, employees, suppliers and customers as well as the financial community.

        Leveraging the strengths of our existing operations, we seek to enhance value for our shareholders through operational excellence and maximization of cash flows. We plan to use available cash to continue to fund internal growth and cost reduction opportunities within our businesses. Additionally, we believe that our cash flow generation capability will allow us to continue to strengthen our balance sheet and return capital to shareholders. While debt reduction and share repurchase are our focus in the near term, we will also consider appropriate acquisitions should the opportunity arise.

        We continue to pursue the divestiture of certain non-core businesses and may also consider actions that would alter the current operating structure of the Company. During the year, we divested eighteen businesses, including the sale of the Tyco Global Network ("TGN"), our undersea fiber optic telecommunication network. Additionally, during 2005, we committed to a plan to divest our Plastics & Adhesives segment, a global manufacturer of plastic film, specialty tapes and adhesives, coated products and garment hangers, and accordingly, its operations are reflected as discontinued operations in the Consolidated Financial Statements.

Operating Segments

        See Note 22 to the Consolidated Financial Statements for certain segment and geographic financial data relating to our business.

I.     Fire and Security

        Tyco is the world's leading provider of both electronic security services and fire protection services. With 2005 net revenue of $11.5 billion, our Fire and Security businesses comprise 29% of our consolidated net revenue. In 2004 and 2003, net revenue totaled $11.5 billion or 30% of our consolidated net revenue and $10.9 billion or 32% of our consolidated net revenue, respectively. The group's products and services include:

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

        We provide residential electronic security services primarily in North America, Latin America, Europe, South Africa and the Asia-Pacific region. Our commercial customers include financial institutions, industrial and commercial businesses, federal, state and local governments, defense installations, and health care and educational facilities. Our customers are often prompted to purchase security systems by their insurance carriers, which may offer lower insurance premium rates if a security system is installed or require that a system be installed as a condition to coverage. It has been our experience that the majority of commercial and residential monitoring contracts are renewed after their initial terms. In general, relocations account for the largest number of residential discontinuances while business closures comprise the largest single factor impacting commercial contract attrition.

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

        The security business in North America is highly competitive, with a number of major firms and some 14,000 smaller regional and local companies. Similarly, Tyco competes with several national companies and several thousand regional and local companies in Europe, the Asia-Pacific region, Latin America and South Africa. Competition is based primarily on price in relation to quality of service. We believe that the quality of our electronic security service is higher than that of many of our competitors and, therefore, our prices may be higher than those charged by our competitors.

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

        We manufacture and distribute SCOTT and SABRE breathing systems for use by firefighters and other first responders and for industrial applications. Military forces from 25 countries use our breathing apparatus and more than half a million U.S. firefighters rely on our SCOTT AIR-PAK brand of self-contained breathing apparatus. SCOTT and SABRE products are sold globally through a network of distributors. SCOTT is considered the world leader in respiratory protection innovation for first responders.

        In Asia and Europe, Tyco designs, installs and maintains integrated systems which monitor and manage urban traffic control systems, as well as lighting, ventilation, fire detection, surveillance and traffic control for bridges, tunnels, railways and mines.

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

II.    Electronics

        Tyco is the world's leading supplier of passive electronic components. With 2005, 2004 and 2003 net revenue of $12.2 billion, $11.8 billion and $10.5 billion, respectively, our Electronics businesses comprised 31% of our consolidated net revenue in each year. The group's products and services include:

  •
  designing, engineering and manufacturing electronic/electrical connector systems, fiber optic components, wireless devices including private radio systems and radar sensors, heat shrink products, circuit protection devices, magnetic devices, wire and cable, relays, sensors, touch screens, identification and labeling products, power systems and components, printed circuit boards and assemblies, electronic modules, application tooling, switches and battery assemblies.

        Tyco Electronics consists of five reporting units: Electronic Components, Wireless, Power Systems, Printed Circuit Group and Submarine Telecommunications.

        With the exception of Submarine Telecommunications, these businesses design, manufacture and market a broad range of electronic, electrical and electro-optic passive and active devices and a number of interconnection systems and connector-intensive assemblies, as well as wireless products including radar sensors, global positioning satellite systems components, private radio systems, silicon and gallium arsenide semiconductors and microwave sub-systems. These products have potential uses wherever an electronic, electrical, computer or telecommunications system is involved. Tyco Electronics manufactures and sells more than 500,000 parts. Products are sold under the AMP, AGASTAT,

AXICOM, AUGAT, CRITCHLEY, DULMISON, ELO-TOUCH SYSTEMS, M/A-COM, POTTER & BRUMFIELD, RAYCHEM and TYCO ELECTRONICS trade names, among others.

        Sales and marketing are done via direct sales and distributors to customers including original equipment manufacturers and their subcontractors, utilities, government agencies, value-added resellers and those who install, maintain and repair equipment. In 2005, the group's direct sales represented 86% of net revenue while the remaining net revenue was via distributors. Their customers are found in the automotive, communications equipment manufacturing, telecommunications service, computer, aerospace, military, household appliance, industrial machinery and equipment, instrumentation, consumer electronics, energy and networking industries. In total, these businesses serve over 250,000 customers located in over 55 countries and maintain a strong local presence in the geographic areas in which they operate, including the Americas, Europe, Middle East, Africa and the Asia-Pacific region.

        Tyco Submarine Telecommunications is a leading provider of services for undersea fiber optic networks. Tyco Submarine Telecommunications' products and services include: designing, manufacturing and installing undersea cable communications systems and servicing and maintaining major undersea cable networks.

        Tyco Electronics operates in highly competitive markets. The competition experienced across product lines from other companies ranges in size from large, diversified manufacturers to small, highly specialized manufacturers. Competition is on the basis of breadth of product offering, product innovation, price, quality and service.

III.  Healthcare

        Tyco is a global leader in the medical products industry. With 2005, 2004 and 2003 net revenue of $9.5 billion, $9.1 billion and $8.4 billion, respectively, our Healthcare businesses comprised 24% of our consolidated net revenue in each year. The group's products include:

  •
  a wide variety of medical devices and supplies, including laparoscopic instruments, sutures and surgical staplers, electro-surgical instruments, pulse oximeters, ventilators, needles and syringes, wound care products, incontinent care products, and products for vascular therapy;

  •
  home use portable liquid oxygen systems, sleep disorder diagnostic systems and sleep therapy systems;

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

        U.S. Surgical is a market leader in innovative wound closure products and advanced surgical devices. Its Auto Suture business offers a complete line of surgical devices and laparoscopic instruments for general and specialty procedures. The SYNETURE business is the evolution of U.S. Surgical/Davis & Geck from a product-driven suture organization to one focused on clinical solutions for wound closure with advanced suture and biosurgery therapies. Valleylab is a leading manufacturer and marketer of a wide array of electro-surgical, ultrasonic and radiation ablation devices. Among its leading brand names are VALLEYLAB, the FORCE FX electro-surgical generator, the LIGASURE vessel occlusion system and the COOL-TIP RF (radio frequency) system.

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

        Nellcor continues to drive advancements in pulse oximetry technology with the introduction of the OXIMAX pulse oximetry system. For critically ill patients or for those undergoing surgery, the MALLINCKRODT endotracheal and SHILEY tracheostomy tubes are industry leaders. Puritan Bennett is known around the world for its critical care ventilators and the HELIOS portable liquid oxygen system for respiratory impaired patients.

Imaging

        The Imaging Division is devoted to improving the diagnostic sciences of X-ray, magnetic resonance imaging (MRI) and nuclear medicine. By developing, manufacturing, and marketing contrast agents, radiopharmaceuticals and delivery systems, Mallinckrodt Imaging helps enhance the utility and quality of images obtained via these procedures. Mallinckrodt's Imaging Division partners with radiologists, cardiologists and nuclear medicine physicians to improve the quality of diagnosis in multiple disease states through well known branded diagnostic pharmaceuticals, including OPTIRAY X-ray contrast media, OPTIMARK MRI contrast media, thallium, technetium, TECHNESCAN MAG3 radiopharmaceutical and NeutroSpec. The MALLINCKRODT family of imaging products is sold into hospitals, radiopharmacies and alternate site imaging centers throughout the world.

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

IV.    Engineered Products and Services

        Tyco is the world's leading manufacturer of industrial valves and controls. With 2005 net revenue of $6.5 billion, our Engineered Products and Services businesses comprise 16% of our consolidated net revenue. In 2004 and 2003, net revenue totaled $6.0 billion or 15% of our consolidated net revenue and $4.5 billion or 13% of our consolidated net revenue, respectively. Net revenue in 2005 and 2004 includes $649 million and $739 million, respectively, representing a change in how we classify certain sub-contract and other costs that are paid by Tyco Infrastructure Services and re-billed to their customers. These costs were historically treated as "pass through" and were therefore not included in reported revenue and cost of revenue of Tyco Infrastructure Services. (See Note 1 to the Consolidated Financial Statements). The group's products and services include:

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

        Tyco Engineered Products and Services is comprised of three reporting units: Flow Control and Fire & Building Products, Electrical & Metal Products and Infrastructure Services.

Flow Control and Fire & Building Products

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

        Tyco Fire & Building Products sells fire protection products in North America, Central America, South America and the Asia-Pacific region through a network of company-owned distribution facilities as well as through independent distributors. In Europe and the Middle East, we operate a number of company-owned distribution facilities which stock and sell a full line of fire protection, mechanical and building products. Competition for the sale of fire products is based on price, delivery, breadth of product line and specialized product capability. The principal competitors are specialty products manufacturing companies based in the United States, with other smaller competitors in Europe and Asia.

Electrical & Metal Products

        Tyco Electrical & Metal Products manufactures steel and related products in North America and Brazil. Its products include steel electrical conduit, pre-wired armored cable, flexible electrical conduit, metal framing systems, cable tray and cable ladder and related products utilized in the construction, industrial and original equipment markets. In North America, the Allied Tube & Conduit ("Allied") business is the leading manufacturer of steel electrical conduit, and our AFC Cable Systems division is the leading manufacturer of steel and aluminum pre-wired armored cable. The Georgia Pipe business manufactures plastic conduit. Allied manufactures metal framing and support systems and electrical cable tray and cable ladders in North America and sells them under the POWERSTRUT, UNISTRUT and T.J. COPE trade names. In addition, Allied manufactures and distributes welded steel tubular products in North America. In Brazil, tube is manufactured and sold under the trade names of FREFER and DINACO. These businesses serve a wide spectrum of customers and applications ranging from automotive, fire protection, security and safety containment, recreational equipment, commercial construction and traffic control systems. Electrical & Metal Products competes with multiple national and international competitors on the basis of price, availability and breadth of product line.

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

Backlog

        See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for information relating to our backlog.

Research and Development

        Tyco-sponsored research and development expense by segment for the years ended September 30, 2005, 2004 and 2003 is as follows ($ in millions):

	2005	2004	2003
Electronics	$440	$427	$379
Healthcare	232	209	150
Fire and Security	119	101	100
Engineered Products and Services	45	40	32

	$836	$777	$661

        Approximately 5,900 full-time scientists, engineers and other technical personnel were engaged in our product research and development activities as of September 30, 2005.

        Research activity at Electronics focuses specifically on new product development and a continuous expansion of technical capabilities. Healthcare focuses on technologies to complement existing product lines and applying expertise to refine and successfully commercialize such products and technologies and on acquiring rights to new products. We anticipate that Healthcare's research and development spending will continue to increase during 2006. Research activity in Fire and Security relates mostly to the design of fire and intrusion alarm products, video and access control products, as well as products related to electronic article surveillance. Engineered Products and Services focuses on improvements in hydraulic design, which controls the motion of fluids, resulting in new fire protection devices and flow control products.

Raw and Other Purchased Materials

        We are a large buyer of steel and resin in the United States. We are also a large buyer of copper, brass, gold, electronic components, chemicals and additives, thin and flexible copper clad materials, zinc, paper, ink, foil, adhesives, cloth, wax, pulp and cotton. Certain of the components used in the Fire Protection business, principally certain valves and fittings, are purchased for installation in fire protection systems or for distribution. Materials are purchased from a large number of independent sources around the world. There have been no shortages in materials which have had a material adverse effect on our businesses. However, significant increases in certain raw material costs may have an adverse impact on costs and operating margins. We enter into long-term supply contracts, using fixed or variable pricing to manage our exposure to potential supply disruptions.

Patents and Trademarks

        We own a portfolio of patents, which principally relate to electrical and electronic products, healthcare products, fire protection devices, electronic security systems, flow control products, tubing and building and cable products. We also own a portfolio of trademarks and are a licensee of various patents and trademarks. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are dependent upon national laws and use of the marks. All capitalized product names throughout this document are trademarks owned by, or licensed to, the Company or its subsidiaries. Although these have been of value and are expected to continue to be of value in the future, in the opinion of management the loss of any single patent or trademark would not materially affect the conduct of the business in any of our segments.

Employees

        Tyco employed 247,900 people at September 30, 2005, of which 89,000 are employed in the United States and 158,900 are outside the United States. We have collective bargaining agreements with labor unions covering 36,900 employees at certain of our North American, European and Asia-Pacific businesses. We believe that our relations with the labor unions are generally good.

        In April 1994, following lengthy contract talks with the Road Sprinkler Fitters Local Union No. 669, our Grinnell subsidiary declared that negotiations were at an impasse and implemented its last best and final offer. Employees in those locations, representing 64% of Grinnell Fire Protection's North American union employees at the time (approximately 1,200 employees), went on strike. In January 2001, the United States Court of Appeals for the Fourth Circuit determined that while Grinnell had acted in good faith, the Company should not have declared an impasse. The court ordered the reinstatement of the terms of the 1994 collective bargaining agreement, instructed the Company to compensate any employees affected by the Company's decision to declare an impasse and ordered the parties to return to their negotiations. In January 2001 Tyco also acquired Simplex Time Recorder Co. In January 2002, Grinnell Fire Protection and Simplex Time Recorder Co. began doing business as SimplexGrinnell LP (an indirect wholly-owned subsidiary of Tyco). As instructed by the court, SimplexGrinnell reinstated relevant terms of the 1994 collective bargaining agreement, made whole any affected employees (approximately 2% of SimplexGrinnell's employee population) and resumed negotiations with Local Union No. 669.

        In late December of 2004, SimplexGrinnell reached an agreement with Local 669 and the United Association, resolving all matters that had been in dispute since 1994. As part of that agreement, Local 669 acknowledged that it no longer legally represents the employees of SimplexGrinnell.

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

        Certain environmental laws assess liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances at their properties or at properties at which they have disposed of hazardous substances. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. We have received notification from the United States Environmental Protection Agency and from state environmental agencies that conditions at a number of sites where we and others disposed of hazardous substances require cleanup and other possible remedial action and may require that we reimburse the government or otherwise pay for the cost of cleanup of those sites and/or for natural resource damages. We have projects underway at a number of current and former manufacturing facilities to investigate and remediate environmental contamination resulting from past operations.

        Given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods, the ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict. Based upon our experience, current information and applicable laws, we believe that it is probable that we would incur remedial costs in the range of approximately $143 million to $420 million. As of September 30, 2005, we believe that the best estimate within this range is approximately $215 million, of which $33 million is included in accrued expenses and other current liabilities and $182 million is included in other long-term liabilities on the Consolidated Balance Sheets. In view of our financial position and reserves for environmental matters of $215 million, we believe that any potential payment of such estimated amounts will not have a material adverse effect on our financial position, results of operations or cash flows.

Available Information

        Tyco is required to file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Investors may read and copy any document that Tyco files, including this Annual Report on Form 10-K, at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, from which investors can electronically access Tyco's SEC filings.

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

Item 1A.    Risk Factors

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

        As a result of actions taken by our former senior corporate management, Tyco, some members of our former senior corporate management, current and former members of our Board of Directors and our current Chief Executive Officer, Special Advisor to the Chairman and Chief Executive Officer and current General Counsel are named defendants in a number of purported class actions alleging violations of certain disclosure provisions of the federal securities laws. Tyco, certain of our current and former employees, some members of our former senior corporate management and some former members of the Board of Directors of Tyco International (US), Inc. also are named as defendants in several ERISA class actions. In addition, Tyco and some members of our former senior corporate management are subject to an SEC inquiry, and some members of our former senior corporate management are named as defendants in criminal cases prosecuted by the District Attorney of New York County. The findings and outcomes of the prosecutions and the SEC civil action may affect the course of the purported securities class actions and ERISA class actions pending against Tyco. We are generally obligated to indemnify our directors and officers and our former directors and officers who are also named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. We are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial position, results of operations or cash flows. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

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

        Tyco's and our subsidiaries' income tax returns are periodically examined by various tax authorities. Tyco is currently under audit by the Internal Revenue Service ("IRS") for the years 1997 through 2000. In connection with such examinations, tax authorities, including the IRS, have raised issues and proposed tax deficiencies. We are reviewing the issues raised by the tax authorities and are contesting certain of the proposed tax deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been accrued through the income tax provision, equity or adjustments to goodwill, as appropriate. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional income taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these liabilities in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.

        In connection with the IRS audits for the years 1997 through 2000, the Company prepared proposed adjustments to these prior period U.S. federal income tax returns. The proposed amendments are currently being reviewed by the IRS and if accepted will result in receipt of refunds or credits and a corresponding reduction to our net deferred tax assets and liabilities. The Company is in the process of preparing proposed amendments to prior period U.S. federal income tax returns for additional periods. The proposed amendments are not expected to have a material adverse impact on our financial condition, results of operations or cash flows.

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

        During 2005, the Company recorded a charge of $50 million, which represents the Company's best estimate of the amount in fines and penalties management believes the Company will likely pay to resolve the matters raised in the SEC's investigation. The Company is engaged in discussions with the SEC's Division of Enforcement to resolve the matters raised in the SEC's investigation. Final resolution of these matters is subject to a number of uncertainties, including finalizing the terms of a settlement that the Enforcement Staff will agree to recommend to the Commission, the Company's submission of an offer of settlement approved by the Tyco Board of Directors, and the Commission's approval of the settlement offer. Until such events have occurred, the charge is subject to change.

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

        Our operating results in some of our segments are affected adversely by the general cyclical pattern of the industries in which they operate. For example, demand for the products and services of Fire and Security and Engineered Products and Services is significantly affected by levels of commercial construction and consumer and business discretionary spending. Also, the electronic components business within Electronics is heavily dependent on the end markets it serves and therefore can be affected by the demand patterns of these markets, which could impact the margins in this business. This cyclical impact can be amplified because some of our businesses purchase products from other of our businesses. For example, Fire and Security purchases certain products sold by Engineered Products and Services. Therefore, a drop in demand for our fire prevention products due to lower new residential or office construction or other factors can cause a drop in demand for certain of our products sold by Engineered Products and Services.

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

        Certain environmental laws assess liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances at their properties or at properties at which they have disposed of hazardous substances. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances.

        We have received notification from the United States Environmental Protection Agency and from state environmental agencies, that conditions at a number of sites where we and others disposed of hazardous substances require cleanup and other possible remedial action and may require that we reimburse the government or otherwise pay for the cost of cleanup of those sites and/or for natural resource damages. We have projects underway at a number of current and former manufacturing facilities to investigate and remediate environmental contamination resulting from past operations. These projects relate to a variety of activities, including:

  •
  radioactive materials decontamination and decommissioning;

  •
  solvent, metal and other hazardous substance contamination cleanup; and

  •
  oil spill equipment upgrades and replacement.

        These projects involve both remediation expenses and capital improvements. In addition, we remain responsible for certain environmental issues at manufacturing locations previously sold by us.

        The ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon our experience, current information and applicable laws, we believe that it is probable that we would incur remedial costs (including asset retirement obligations) of approximately $284 million, of which $34 million is included in accrued expenses and other current liabilities and $250 million is included in other long-term liabilities on the Consolidated Balance Sheets. Environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with such laws, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition and results of operations or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.

  We may be required to recognize additional impairment charges.

        Pursuant to GAAP, we are required to periodically assess our goodwill, intangibles and other long-lived assets to determine if they are impaired. Disruptions to our business, end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures and market capitalization declines may result in additional charges for goodwill and other asset impairments. Future impairment charges could substantially affect our reported earnings in the periods of such charges. In addition, such charges would reduce our consolidated net worth and our shareholders' equity, increasing our debt-to-total-capitalization ratio. Such reduction in consolidated net worth and increase in debt as a percentage of total capitalization could result in a default under our credit facilities.

  Foreign currency exchange rate, commodity price and interest rate fluctuations may adversely affect our results.

        We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, commodity prices and interest rates. See Part II Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Our net revenue derived from sales in non-U.S. markets for 2005 was 50.6% of our total net revenue, and we expect revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. Therefore, when the U.S. Dollar strengthens in relation to the foreign currencies of the countries where we sell our products, such as the Euro, our U.S. Dollar reported revenue and income will decrease. Changes in the relative values of currencies occur from time to time and may, in some instances, have a significant effect on our results of operations. Our financial statements reflect recalculations of items denominated in non-U.S. currencies to U.S. Dollars, our functional currency.

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

  We are named as a defendant to a variety of litigation in the course of our business that could cause a material adverse effect on our results of operations and financial condition.

        In the ordinary course of business, we are named as a defendant in a significant amount of litigation, including litigation alleging the infringement of intellectual property rights, litigation alleging anti-competitive behavior and product liability litigation. In certain circumstances, patent infringement and anti-trust laws permit successful plaintiffs to recover treble damages. In addition, our Healthcare business is subject to regulation and potential litigation. The defense of these lawsuits may divert our management's attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies, that could cause a material adverse effect on our financial condition and results of operations.

  Our Healthcare business is subject to extensive regulation by the government and failure to comply with those regulations could have a material adverse effect on our results of operations and financial condition.

        The United States Food and Drug Administration regulates the approval, manufacturing and sale and marketing of many of our healthcare products. Failure to comply with current Good Manufacturing Practices and other applicable regulations and quality assurance guidelines could lead, and have led, to temporary manufacturing shutdowns, product recalls, product shortages or delays in product manufacturing. Efficacy or safety concerns, an increase in trends of adverse events in the marketplace, and/or manufacturing quality issues with respect to our products could lead to product recalls, withdrawals or declining sales.

  Our ADT business has generally experienced higher rates of customer attrition, which may reduce our future revenue and has caused us to change the useful life of accounts, increasing our depreciation and amortization expense.

        Attrition rates for customers in our Global Electronic Security Services business were 14.8%, 15.1% and 15.9% on a trailing 12-month basis as of September 30, 2005, 2004 and 2003, respectively. Although the attrition rate has been declining, if attrition rates were to trend upward, ADT's recurring revenue and results of operations will be adversely affected. Tyco amortizes the costs of ADT's contracts and related customer relationships purchased through the ADT dealer program based on the estimated life of the customer relationships. Internally generated residential and commercial account pools are similarly amortized. If the attrition rates were to rise Tyco may be required to accelerate the amortization of the costs which could cause a material adverse effect on our financial condition, results of operations and cash flows.

  Our reputation and our ability to do business may be impaired by improper conduct by any of our employees or agents or those of our subsidiaries.

        Tyco and its subsidiaries operate in many parts of the world that have experienced governmental corruption to some degree, including, but not limited to, Asia, Latin America and Europe. Tyco's policy mandates strict compliance with the United States Foreign Corrupt Practices Act, as amended, and local laws prohibiting corrupt payments to government officials. Nonetheless, we cannot provide assurance that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees that would violate U.S. and/or foreign laws, including the laws governing payments to government officials. These improper actions, however, could subject the Company to civil or criminal penalties, including substantial monetary fines, as well as disgorgement, against us or our subsidiaries and could damage our reputation and, therefore, our ability to do business.

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

        Our bank credit agreements contain financial and other covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, minimum levels of net worth, and limits on incurrence of liens. We have synthetic lease facilities with other covenants, including interest coverage and leverage ratios. Our outstanding indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions.

        Although we believe none of these covenants are presently restrictive to our operations, our ability to meet the financial covenants can be affected by events beyond our control, and we cannot provide assurance that we will meet those tests. A breach of any of these covenants could result in a default under our credit agreements or indentures. Upon the occurrence of an event of default under any of our credit facilities or indentures, the lenders or trustees could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If the lenders or trustees accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay our credit facilities and our other indebtedness. Acceleration of any obligation under any of our material debt instruments will permit the holders of our other material debt to accelerate their obligations. See "Liquidity and Capital Resources—Capitalization".

  Downgrades of our debt ratings would adversely affect us.

        Certain downgrades by Moody's and S&P may increase our cost of capital and make it more difficult for us to obtain new financing.

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

        In 2003, the State of California adopted legislation intended to limit the eligibility of certain Bermuda and other foreign-chartered companies to participate in certain state contracts. To date Tyco companies have requested waivers which have been granted or are still pending, with certain requests having been denied. However, there is no reliable process for how that waiver authority will be exercised and how the provision for such waivers will affect Tyco's business.

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

        Tyco's revenue related to direct sales to the U.S. federal government and the State of California accounted for less than 2.0% and 0.1%, respectively, of our total net revenue for 2005 and we expect those levels to continue. We are unable to predict, however, whether the final form of the proposed legislation discussed above would also affect Tyco's indirect sales to the U.S. federal or state governments or the willingness of Tyco's non-governmental customers to do business with us. As a result of these uncertainties, we are unable to assess the potential impact on us of any proposed legislation in this area and can provide no assurance that the impact will not be materially adverse.

Tax Legislation

        The United States Congress has in the past considered legislation affecting the tax treatment of U.S. companies that have undertaken certain types of expatriation transactions. In October 2004, the United States Congress enacted such legislation, which did not, however, retroactively apply to the 1997 acquisition of Tyco International Ltd. by ADT Limited. Legislation passed by the U.S. Senate on November 18, 2005 would modify parts of the American Jobs Creation Act of 2004, but would not retroactively apply to the 1997 acquisition of Tyco International Ltd. by ADT Limited. We expect various tax proposals to be introduced in the United States Congress in the future and cannot provide assurance that these proposals would not have adverse effects on Tyco if enacted. Such adverse effects could include substantially reducing the tax benefits of our corporate structure, materially increasing our tax burden or otherwise adversely affecting our business.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our operations are conducted in facilities throughout the world aggregating approximately 103 million square feet of floor space, of which approximately 54 million square feet are owned and approximately 49 million square feet are leased. These facilities house manufacturing, distribution and warehousing operations, as well as sales and marketing, engineering and administrative offices.

        Fire and Security operates through a network of offices located in North America, Central America, South America, Europe, the Middle East, the Asia-Pacific region and South Africa. Our Fire and Security manufacturing facilities are located in North America, the United Kingdom, Germany, Australia, New Zealand, South Korea and Japan. The group occupies approximately 19 million square feet, of which 4 million square feet are owned and 15 million square feet are leased.

        Electronics has manufacturing facilities in North America, Central and South America, Europe, Asia and Australia. The group occupies approximately 32 million square feet, of which 20 million square feet are owned and 12 million square feet are leased.

        Healthcare has manufacturing facilities in North America, Europe, the Middle East and Asia. The group occupies approximately 22 million square feet, of which 13 million square feet are owned and 9 million square feet are leased.

        Engineered Products and Services has manufacturing facilities, warehouses and distribution centers throughout North America, Europe, the Asia-Pacific region and Central and South America. The group occupies approximately 30 million square feet, of which 17 million square feet are owned and 13 million square feet are leased.

        In the opinion of management, our properties and equipment are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. See Note 17 to Consolidated Financial Statements for a description of our lease obligations.

Item 3.    Legal Proceedings

Securities Class Actions

        As previously reported in our 2004 Form 10-K, Tyco and certain of our former directors and officers have been named as defendants in over 40 securities class actions. Most of the securities class actions have now been transferred to the United States District Court for the District of New Hampshire by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pretrial proceedings. On January 28, 2003, a consolidated securities class action complaint was filed in these proceedings. On January 7, 2005, the Company answered the plaintiffs' consolidated complaint. On January 14, 2005, lead plaintiffs made a motion for class certification, which the Company opposed on July 22, 2005. That motion is still pending. On July 5, 2005, the Company moved for revision of the Court's October 14, 2004 order in light of a change in law, insofar as the order denied the Company's motion to dismiss the consolidated complaint for failure to plead loss causation. On December 2, 2005, the Court denied the Company's motion.

        As previously reported in our periodic filings, a class action complaint, Ezra Charitable Trust v. Tyco International Ltd., was filed in the United States District Court for the Southern District of Florida on May 28, 2003. The Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the District of New Hampshire. Thereafter, the Company moved to dismiss the complaint. On December 22, 2004, plaintiff moved to amend the complaint. The proposed amendment asserts causes of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against Tyco International Ltd. and Edward Breen, our current Chief Executive Officer, and seeks to add as defendants David FitzPatrick, our former Chief Financial

Officer, and PricewaterhouseCoopers LLP, our former independent auditors. As against defendants Breen and FitzPatrick, the complaint asserts a cause of action under Section 20(a) of the Securities Exchange Act of 1934. On March 25, 2005, the United States District Court for the District of New Hampshire granted plaintiff's motion to amend. Plaintiff filed an amended complaint that day. On March 28, 2005, the Court denied defendants' motion to dismiss the original complaint, without prejudice to the defendants' ability to move against the amended complaint. On April 25, 2005, defendants moved to dismiss the consolidated amended class action complaint. On September 2, 2005, the United States District Court for the District of New Hampshire entered a Memorandum and Order dismissing the amended complaint. On October 18, 2005, plaintiff filed a notice to appeal in the United States District Court for the District of New Hampshire.

        As previously reported in our periodic filings, an action entitled Hess v. Tyco International Ltd., et al., was filed on June 3, 2004 in the Superior Court of the State of California for the County of Los Angeles against certain of our former directors and officers, our former auditors and Tyco. On September 27, 2004, the Company entered into a stipulation with the plaintiffs staying the litigation during the pendency of plaintiffs' National Association of Securities Dealers, Inc. arbitration to which Tyco is not a party. That action remains stayed.

        As previously reported in our periodic filings, the United States District Court for the District of New Jersey granted one plaintiff's motion for appointment as lead plaintiff in Stumpf v. Tyco International Ltd., an action originally filed on July 28, 2003 and O'Loughlin v. Tyco International Ltd., an action originally filed on September 26, 2003. On December 13, 2004, lead plaintiff Mark Newby filed a consolidated securities class action complaint purporting to represent a class of purchasers of TyCom securities between July 26, 2000 and December 17, 2001. Plaintiff names as defendants Tyco International Ltd., TyCom, Ltd., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Citigroup Inc., along with certain former Tyco and TyCom executives. The complaint asserts causes of action under Sections 11 and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against Tyco, TyCom, Goldman Sachs, Merrill Lynch, Citigroup and certain former Tyco and TyCom executives. The complaint alleges the TyCom registration statement and prospectus relating to the sale of TyCom securities were inaccurate, misleading and failed to disclose facts necessary to make the registration statement and prospectus not misleading. Further, the complaint alleges the defendants violated securities laws by making materially false and misleading statements and omissions concerning, among other things, executive compensation, Tyco's and TyCom's finances and TyCom's business prospects. On February 18, 2005, the Company moved to dismiss the consolidated securities class action complaint. On September 2, 2005, the United States District Court for the District of New Hampshire granted in part and denied in part the Company's motion to dismiss. The Court granted the Company's motion to dismiss allegations that the TyCom registration statement and prospectus were misleading to the extent that they failed to disclose alleged looting of Tyco by former senior executives, accounting fraud, analyst conflicts and the participation by James Brennan in the offering, because plaintiffs failed to plead that those alleged omissions were disclosed during the class period, with a resultant drop in the value of TyCom stock. However, the Court denied the Company's motion to dismiss with respect to other allegations.

        As previously reported in our periodic filings, on November 27, 2002 the State of New Jersey, on behalf of several state pension funds, filed a complaint, New Jersey v. Tyco, in the United States District Court for the District of New Jersey against Tyco, our former auditors and certain of our former officers and directors. On February 11, 2005, plaintiffs filed a Second Amended Complaint against Tyco, our former auditors, and certain of our former directors and officers. As against all defendants, the amended complaint asserts causes of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, for common law fraud, aiding and abetting common law fraud, conspiracy to commit fraud and negligent misrepresentation. Claims are asserted against the individual defendants under Section 20(a) of the Securities Exchange Act of 1934, Section 15 of the Securities Act of 1933, Section 24(d) of the New Jersey Uniform Securities Law, Sections 421-B:25(II) & (III) of the New Hampshire Uniform Securities Law, and for breaches of fiduciary duties. Claims are also asserted against certain of the individual defendants under Section 20A of the Securities Exchange Act of 1934, and for violation of the New Jersey RICO statute; against Tyco under Section 12(a)(2) of the Securities Act of 1933, Section 24(c) of the New Jersey Uniform Securities Law, and for violation of, aiding and abetting violation of, and vicarious liability under the New Jersey RICO statute; against Tyco and certain of the individual defendants under Section 14(a) of the Securities Act of 1933 and Rule 14a-9 promulgated thereunder, and for conspiracy to violate the New Jersey RICO statute; against Tyco, our former auditors, and certain of the individual defendants under Section 11 of the Securities Act of 1933, and for violation of, and conspiracy to violate the New Jersey RICO statute; and against our former auditors and certain of the individual defendants for aiding and abetting violation of the New Jersey RICO statute. Finally, claims are asserted against the individual defendants and our former auditors for aiding and abetting the individual defendants' breaches of fiduciary duties. The Second Amended Complaint asserts that the defendants violated the securities laws and otherwise engaged in fraudulent acts by making materially false and misleading statements and omissions concerning, among other things, the following: unauthorized and improper compensation of certain of our former executives; their improper use of our funds for personal benefit and their improper self-dealing in real estate. On June 10, 2005, the Company moved to dismiss in part the Second Amended Complaint, which motion remains pending before the Court.

        As previously reported in our periodic filings, the Company appealed to the United States Court of Appeals for the First Circuit the decision of the United States District Court for the District of New Hampshire to remand Brazen v. Tyco International Ltd. to the Circuit Court for Cook County, Illinois and Hromyak v. Tyco International Ltd., Goldfarb v. Tyco International Ltd., Mandel v. Tyco International Ltd., Myers v. Tyco International Ltd., Rappold v. Tyco International Ltd., and Schuldt v. Tyco International Ltd. to the Circuit Court for Palm Beach County, Florida. Plaintiffs moved to dismiss the Company's appeal. On December 29, 2004, the United States Court of Appeals for the First Circuit granted plaintiffs' motion and dismissed the Company's appeal. On April 28, 2005, the Company moved in the Circuit Court for Palm Beach County, Florida to stay and to strike the class allegations in Goldfarb, Mandel, Myers, Rappold, and Schuldt. Also on April 28, 2005, the Company moved in the Circuit Court for Palm Beach County, Florida to dismiss Hromyak. On July 8, 2005, the Circuit Court granted in part and denied in part the motion to stay and to strike the class allegations in Goldfarb, Mandel, Myers, Rappold, and Schuldt. On August 23, 2005, the Circuit Court granted Tyco's motion to dismiss Hromyak. The Hromyak plaintiffs filed a notice of appeal on September 20, 2005.

        As previously reported in our periodic filings, on March 10, 2005, plaintiff Lionel I. Brazen filed an amended class action complaint in the Circuit Court for Cook County, Illinois purporting to represent a class of purchasers who exchanged shares of Mallinckrodt, Inc. common stock for shares of Tyco common stock pursuant to the Joint Proxy Statement and Prospectus, and the Registration Statement in which it was included, in connection with the October 17, 2000 merger of Tyco and Mallinckrodt, Inc. Plaintiff names as defendants Tyco International Ltd., and certain former Tyco executives and asserts causes of action under Section 11, 12(a)(2) and 15 of the Securities Act of 1933. The amended class action complaint alleges that the defendants made statements in the Registration Statement and the Joint Proxy Statement and Prospectus that were materially false and misleading and failed to disclose material adverse facts regarding the business and operations of Tyco. On April 21, 2005, the Company moved in the Circuit Court for Cook County, Illinois to dismiss or stay or, in the alternative, to strike the class allegations. On July 22, 2005, the Court denied the Company's motion. Also, on July 22, 2005, the Court granted the motion to dismiss individual defendants Michael A. Ashcroft, Joshua M. Berman, Richard S. Bodman, John F. Fort, III, Stephen W. Foss, James S. Pasman Jr., W. Peter Slusser and Frank E. Walsh, Jr. On August 2, 2005, Tyco filed a motion for a finding pursuant to Supreme Court Rule 308(a), which was denied on August 16, 2005. On August 19, 2005,

Tyco filed an interlocutory appeal of the Circuit Court for Cook County Illinois' July 22, 2005 memorandum and order. That interlocutory appeal has been briefed and is still pending.

        As previously reported in our periodic filings, on April 29, 2005, an action was filed against Tyco in the United States District Court for the Southern District of Florida, Stevenson v. Tyco International Ltd., et. al. Plaintiff names as additional defendants our current Chief Executive Officer, Edward Breen, our former Chief Financial Officer, David FitzPatrick, our current Executive Vice President and General Counsel, William Lytton, current members of Tyco's Board of Directors including Dennis Blair, George Buckley, Bruce Gordon, John Krol, Carl McCall, Mackey McDonald, Brendan O'Neill, Sandra Wijnberg, and Jerome York, as well as former members of Tyco's Board of Directors, including Michael Ashcroft, Joshua Berman, Richard Bodman, John Fort, Steven Foss, Wendy Lane, James Pasman, Peter Slusser and Joseph Welch. The complaint asserts causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges that defendants made material misrepresentations that resulted in artificially deflated stock prices. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire. On July 6, 2005, plaintiff filed his motion and brief to vacate the conditional transfer order.

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

        As previously reported in our periodic filings, an action was filed on January 20, 2004 in the United States District Court for the Southern District of New York, Ballard v. Tyco International Ltd., et al. Plaintiffs are former AMP shareholders who received Tyco stock in connection with Tyco's merger with AMP. Plaintiffs name as defendants Tyco International Ltd., PricewaterhouseCoopers LLP, former officers L. Dennis Kozlowski, Mark Swartz, Mark Belnick and former directors Frank Walsh and Michael Ashcroft. The complaint asserts causes of action under Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, Sections 11 and 12 (a)(2) of the Securities Act of 1933, common law fraud and negligent misrepresentation. The complaint seeks an award of compensatory and exemplary damages. On March 15, 2004, the Judicial Panel on Multidistrict Litigation transferred Ballard to the United States District Court for the District of New Hampshire. On June 10, 2004, the Court entered an order consolidating Ballard with the Securities Action. On July 12, 2004, the Company moved to dismiss the complaint. On July 19, 2004, plaintiffs moved for reconsideration of the consolidation order. On April 22, 2005, the Court granted PricewaterhouseCoopers LLP's motion to dismiss. On July 11, 2005, the Court denied the Company's motion to dismiss. On July 12, 2005, the Court granted plaintiffs' motion for reconsideration. On August 5, 2005, the Company answered the plaintiffs' complaint.

        As previously reported in our periodic filings, plaintiff moved to remand Davis v. Kozlowski, an action originally filed on December 9, 2003, from the United States District Court for the District of

New Hampshire back to the Circuit Court of Cook County, Illinois. On March 17, 2005, the United States District Court for the District of New Hampshire granted plaintiff's motion to remand and denied defendants' motion to dismiss. On March 31, 2005, the Company moved for reconsideration of the Court's remand order, which motion remains pending before the Court.

        As previously reported in our periodic filings, a complaint, Sciallo v. Tyco International Ltd., et al., was filed on September 30, 2003 in the United States District Court for the Southern District of New York. The plaintiffs purport to be former executives of U.S. Surgical who traded their U.S. Surgical stock options for Tyco International, Ltd. stock options when Tyco acquired U.S. Surgical on October 1, 1998. Plaintiffs name as defendants Tyco International Ltd. and certain former Tyco directors and executives. The complaint asserts causes of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, for common law fraud and negligence, and violation of New York General Business Law Section 349, which prohibits deceptive acts and practices in the conduct of any business. The complaint alleges that defendants made materially false and misleading statements and omissions concerning, among other things, Tyco's financial condition and accounting practices. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire.

        As previously reported in our periodic filings, a complaint was filed on September 2, 2004 in the Court of Common Pleas for Dauphin County, Pennsylvania, Jasin v. Tyco International Ltd., et. al. This pro se plaintiff named as additional defendants Tyco International (US) Inc., L. Dennis Kozlowski, our former Chairman and Chief Executive Officer, Mark H. Swartz, our former Chief Financial Officer and Director and Juergen W. Gromer, currently President of Tyco Electronics. Plaintiff's complaint asserts causes of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as Section 11 of the Securities Act of 1933. Claims against Messrs. Kozlowski, Swartz and Gromer are also asserted under Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder and Section 20A of the Securities Exchange Act of 1934, as well as Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Plaintiff also asserts common law fraud, negligent misrepresentation, unfair trade practice, breach of contract, breach of the duty of good faith and fair dealing and violation of Section 1-402 of the Pennsylvania Securities Act of 1972. Tyco has removed the complaint to the United States District Court for the Middle District of Pennsylvania. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire. The plaintiff has moved to vacate the conditional transfer order.

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

Shareholder Derivative Litigation

        As previously reported in our periodic filings, an action was filed on June 7, 2002 in the Supreme Court of the State of New York, Levin v. Kozlowski, alleging that the individually named defendants breached their fiduciary duties, committed waste and mismanagement and engaged in self-dealing in connection with Tyco's accounting practices, individual board members' use of funds, and the financial disclosures of certain mergers and acquisitions. It is further alleged that certain of the individual defendants converted corporate assets for their own use. Plaintiffs seek money damages. Plaintiffs agreed to stay that action pending the resolution of the federal derivative action, which was dismissed by the United States District Court for the District of New Hampshire on October 14, 2004; and the appeal from that ruling was voluntarily dismissed on May 19, 2005. On June 14, 2005, the plaintiffs resumed the Levin action. On September 22, 2005, the Company filed a motion to dismiss the derivative complaint.

ERISA Litigation and Investigation

        As previously reported in our periodic filings, Tyco and certain of our current and former employees, officers and directors, have been named as defendants in eight class actions brought under the Employee Retirement Income Security Act. Two of the actions were filed in the United States District Court for the District of New Hampshire and the six remaining actions were transferred to that court by the Judicial Panel on Multidistrict Litigation. All eight actions have been consolidated in the District Court in New Hampshire. The complaints purported to bring claims on behalf of the Tyco International (US) Inc. Retirement Savings and Investment Plans and the participants therein. On January 12, 2005, the United States District Court for the District of New Hampshire denied, without prejudice, the Company's motion to dismiss certain additional individual defendants from the action. On January 20, 2005, Plaintiffs filed a motion for class certification. On January 27, 2005, the Company answered the plaintiffs' consolidated complaint. Also, on January 28, 2005, the Company and certain individual defendants filed a motion for reconsideration of the Court's January 12, 2005 order, insofar as it related to the Tyco International (US) Inc. Retirement Committee. On May 25, 2005, the Court denied the motion for reconsideration. On July 11, 2005, the Company and certain individual defendants opposed plaintiffs' motion for class certification. That motion is still pending.

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

Tyco Litigation Against Former Senior Management

        Tyco International, Ltd. v. L. Dennis Kozlowski, United States District Court, Southern District of New York, No. 02-CV-7317, filed September 12, 2002, Amended April 1, 2003. As previously reported in our periodic filings, we filed a civil complaint against our former Chairman and Chief Executive Officer for breach of fiduciary duty and other wrongful conduct. The Company amended that complaint on April 1, 2003. The amended complaint alleges that the defendant misappropriated millions of dollars from our Key Employee Loan Program and relocation program; awarded millions of dollars in unauthorized bonuses to himself and certain other Tyco employees; engaged in improper self-dealing real estate transactions involving our assets; and conspired with certain other former Tyco employees in committing these acts. The amended complaint alleges causes of action for breach of fiduciary duty, fraud, unjust enrichment, breach of contract, conversion, constructive trust, and other wrongful conduct. The amended complaint seeks recovery for all of the losses suffered by us as a result of the former Chairman and Chief Executive Officer's conduct, and of all remuneration, including restricted and unrestricted shares and options, obtained by Mr. Kozlowski during the course of this conduct. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire. On October 6, 2003, Mr. Kozlowski filed a motion to dismiss or stay the case and compel arbitration, which was denied on March 16, 2004, with one exception relating to the arbitration of a claim asserting the fraudulent inducement of Mr. Kozlowski's retention agreement. On April 9, 2004, Mr. Kozlowski filed an Answer, Affirmative Defenses and Counterclaims, seeking amounts allegedly due pursuant to his purported retention agreement, life insurance policies, and other arrangements. Tyco filed its Reply to the Counterclaims on April 29, 2004.

        Mr. Kozlowski was tried on criminal charges in New York County. The first criminal trial resulted in a mistrial declared on April 2, 2004. The retrial of Mr. Kozlowski began on January 18, 2005 and concluded on June 17, 2005, when the jury returned verdicts. Of the thirty-one counts submitted to it, which were similar to certain of the claims alleged in the Company's affirmative action described above, the jury found Mr. Kozlowski guilty on all charges of grand larceny, conspiracy and securities fraud, and all but one count of falsification of business records. On September 19, 2005, Mr. Kozlowski was sentenced to a term of imprisonment of eight and one third years to twenty five years, and ordered to pay an individual fine of $70 million and restitution, jointly and severally with Mr. Swartz, to Tyco of $134 million within one year.

        Tyco International, Ltd. v. Mark H. Swartz, United States District Court, Southern District of New York, No. 03-CV-2247 (TPG), filed April 1, 2003. As previously reported in our periodic filings, we filed an arbitration claim against Mark H. Swartz, our former Chief Financial Officer and director, on October 7, 2002. As a consequence of Mr. Swartz's refusal to submit to the jurisdiction of the American Arbitration Association, we filed a civil complaint against him on April 1, 2003, for breach of fiduciary duty and other wrongful conduct. The action alleges that the defendant misappropriated millions of dollars from our Key Employees Loan Program and relocation program; approved and implemented awards of millions of dollars of unauthorized bonuses to himself and certain other Tyco employees; awarded millions of dollars in unauthorized payments to himself; engaged in improper self dealing real estate transactions involving our assets; and conspired with certain other former Tyco employees in committing these acts. The complaint alleges causes of action for breach of fiduciary duty, fraud, unjust enrichment, conversion, and constructive trust, and other wrongful conduct. The action seeks recovery for all of the losses suffered by us as a result of the former Chief Financial Officer and director's conduct, and all remuneration, including restricted and unrestricted shares and options, obtained by Mr. Swartz's during the course of this conduct. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire. Mr. Swartz moved to dismiss Tyco's complaint and to compel arbitration of the parties' respective claims. The court denied Swartz's motion and he has appealed the court's decision to the United States Court of Appeals for the First Circuit. His appeal was heard on December 8, 2004. The First Circuit affirmed the District Court's decision on September 7, 2005.

        Mr. Swartz was tried on criminal charges in New York County. The first criminal trial resulted in a mistrial declared on April 2, 2004. The retrial of Mr. Swartz began on January 18, 2005 and concluded on June 17, 2005, when the jury returned verdicts. Of the thirty-one counts submitted to it, which were similar to certain of the claims alleged in the Company's affirmative action described above, the jury found Mr. Swartz guilty on all charges of grand larceny, conspiracy and securities fraud, and all but one count of falsification of business records. On September 19, 2005, Mr. Swartz was sentenced to a term of imprisonment of eight and one third years to twenty five years, and ordered to pay an individual fine of $35 million and restitution, jointly and severally with Mr. Kozlowski, to Tyco of $134 million within one year.

        Tyco International, Ltd. v. L. Dennis Kozlowski and Mark H. Swartz, United States District Court Southern District of New York, No. 02-CV-9705, filed December 6, 2002. As previously disclosed in our periodic filings, we filed a civil complaint against our former Chairman and Chief Executive Officer and former Chief Financial Officer and Director pursuant to Section 16(b) of the Securities and Exchange Act of 1934 for disgorgement of short-swing profits from prohibited transactions in our common shares believed to exceed $40 million. The action seeks disgorgement of profits, interest, attorney's fees and costs. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire. On October 6, 2003, Messrs. Kozlowski and Swartz moved to dismiss the claims against them based upon the statute of limitations. On March 16, 2004, Judge Barbadoro in the District of New Hampshire granted the defendants' motion to dismiss in part with leave for Tyco to file an amended complaint. Tyco filed an amended complaint on May 14, 2004.

The defendants moved to dismiss certain claims in the amended complaint on June 28, 2004. The defendants' motion to dismiss was denied on April 21, 2005. The defendants' motion to extend time to answer the complaint until thirty days after the conclusion of deliberations in the criminal trial was granted on May 17, 2005. Both defendants' filed their answers on July 18, 2005.

        Tyco International Ltd. v. Frank E. Walsh, Jr., United States District Court, Southern District of New York, No. 02-CV-4633, filed June 17, 2002. As previously reported in our periodic filings, we filed a civil complaint against a former director for breach of fiduciary duty and related wrongful conduct involving a $20 million payment in connection with a 2001 acquisition by Tyco. The action alleges causes of action for restitution, breach of fiduciary duty and inducing breach of fiduciary duty, conversion, unjust enrichment, and a constructive trust, and seeks recovery for all of the losses suffered by us as a result of the defendant director's conduct. On December 17, 2002, Mr. Walsh paid $20 million in restitution to Tyco, which was deposited by the Company in January 2003, as a result of a plea bargain agreement with the New York County District Attorney. Our claims against Mr. Walsh are still pending. Discovery in this action had been stayed as a result of a motion by the New York County District Attorney's Office. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire. After the case was transferred to New Hampshire, the District Court ruled that some discovery could proceed. Discovery in this and other affirmative cases has thus far consisted of the production of documents.

        Tyco International Ltd. v. Mark A. Belnick, No. 02-CV-4644 (SWK), filed June 17, 2002. As previously reported in our periodic filings, we filed a civil complaint against our former Executive Vice President and Chief Corporate Counsel for breach of fiduciary duty and other wrongful conduct. On October 21, 2002, in a related proceeding, Mr. Belnick commenced an arbitration proceeding in New York County, New York. On October 7, 2005, the Company and Mr. Belnick entered into a settlement agreement that resolved all claims each party had previously asserted against the other.

Subpoenas and Document Requests From Governmental Entities

        As previously disclosed in our periodic filings, we and others have received various subpoenas and requests from the SEC, the District Attorney of New York County, the United States Department of Labor, the General Service Administration and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. We are cooperating with these investigations and are complying with these requests.

        Certain current and former employees in Fire and Security received subpoenas from the SEC's Division of Enforcement seeking testimony related to past accounting practices for the ADT dealer connect fees. As previously reported in our periodic filings, these practices have been discontinued.

        The United States Department of Labor served document subpoenas on Tyco and Fidelity Management Trust Company for documents concerning the administration of the Tyco International (US) Inc. Retirement Savings and Investment Plans. The current focus of the Department's inquiry concerns the losses allegedly experienced by the plans due to investments in our stock. The Department of Labor has authority to bring suit on behalf of the plans and their participants against those acting as fiduciaries to the plans for recovery of losses and additional penalties, although it has not informed us of any intention to do so. The Company is continuing to cooperate with the Department's investigation.

        In November 2004, we received an order from the SEC to report facts and circumstances involving our participation, if any, in the United Nations Oil for Food Program governing sales of Iraqi oil. On January 10, 2005, we responded to the order and will fully cooperate in any ongoing investigations.

Intellectual Property and Antitrust Litigation

        As previously disclosed in our periodic filings, we are a party to a number of patent infringement and antitrust actions. Tyco has assessed the status of these matters and has recorded liabilities related to certain of these matters where appropriate.

        Mallinckrodt, Inc. ("Mallinckrodt") and Nellcor Puritan Bennett, Inc. ("Nellcor"), plaintiffs/counter-defendants v. Masimo Corporation ("Masimo") et al., defendants/counter-claimants, is a consolidated patent infringement action filed on June 19, 2000 in the United States District Court for the Central District of California. Nellcor is a subsidiary of Tyco. Nellcor alleges that Masimo infringed one Nellcor patent related to pulse oximeters, which are medical devices used to measure blood oxygen levels in patients, and Masimo alleges that Nellcor infringed four Masimo patents related to pulse oximeters. Trial in the action commenced on February 18, 2004. On March 16, 2004, the jury returned a liability finding that Nellcor willfully infringed the four Masimo patents and that Masimo did not infringe the one Nellcor patent. On March 26, 2004, the jury awarded Masimo $135 million in damages for Nellcor's alleged infringement through December 31, 2003. After hearing post-trial motions, the district court issued an order on July 14, 2004 which (i) denied Masimo's request to impose an injunction on the sale of pulse oximeters; (ii) reversed the jury finding of patent infringement for one of the four patents at issue; (iii) ruled that a second patent was unenforceable due to Masimo's inequitable conduct in seeking the patent; and (iv) overturned the jury finding that the infringement was "willful." On August 6, 2004, the district court entered final judgment that included additional damages of $30 million for Nellcor's alleged infringement from January 1, 2004 through May 31, 2004. Nellcor asserts that Masimo infringes a second Nellcor patent (U.S. Patent No. 4,934,372—the "'372 patent"). On April 8, 2005, the United States Court of Appeals for the Federal Circuit issued a decision in Nellcor's favor that reversed the district court's summary judgment finding of no infringement regarding the '372 patent claim against Masimo. The Court of Appeals remanded Nellcor's '372 patent claim to the district court for further proceedings. The district court has not yet scheduled trial in the '372 case.

        Nellcor appealed the jury's infringement finding on the remaining two Masimo patents to the United States Court of Appeals for the Federal Circuit. On September 7, 2005, the Court of Appeals issued a decision on the appeal that was adverse to Nellcor. In particular, the Court of Appeals: (1) affirmed the infringement finding against Nellcor on two patents; (2) reversed the district court's ruling of non-infringement of a third patent; and (3) reversed the district court's ruling not to enter an injunction and directed the district court to issue an injunction. The Court of Appeals also: (1) affirmed the district court's ruling that Nellcor's infringement was not willful, which precluded Masimo from seeking up to treble damages; and (2) affirmed the district court's ruling that one of Masimo's patents was unenforceable due to Masimo's inequitable conduct in seeking the patent. The Company has assessed the amount of potential additional damages and interest accruing from the date of entry of final judgment to the present. Accordingly, during the fiscal quarter ending September 30, 2005, Tyco recorded a pre-tax charge of $277 million related to this matter and does not expect to incur material losses beyond the amount accrued.

        Masimo Corporation v. Tyco Healthcare Group LP ("Tyco Healthcare") and Mallinckrodt, Inc. is a separate lawsuit filed on May 22, 2002 also pending in the United States District Court for the Central District of California. Tyco Healthcare and Mallinckrodt are subsidiaries of Tyco. In this lawsuit, Masimo alleges violations of antitrust laws against Tyco Healthcare and Mallinckrodt in the markets for pulse oximeter products. Masimo alleges that Tyco Healthcare and Mallinckrodt used their market position to prevent hospitals from purchasing Masimo's pulse oximetry products. Masimo seeks injunctive relief and monetary damages, including treble damages. Trial in this case began on February 22, 2005. The jury returned its verdict on March 21, 2005, and awarded Masimo $140 million in damages. The damages are automatically trebled under the antitrust statute to an award of $420 million. Masimo's attorneys are entitled to an award of reasonable fees and costs in addition to the verdict amount. The district court held a hearing on June 28, 2005 regarding post-trial motions. The parties are awaiting a decision on the post-trial motions. Tyco has assessed the status of this matter and has concluded that it is more likely than not that the jury's decision will be overturned, and, further, Tyco intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in the Consolidated Financial Statements with respect to this damage award.

        Beginning on August 29, 2005 with Natchitoches Parish Hospital Service District v. Tyco International, Ltd., ten consumer class actions have been filed against Nellcor in the United States District Court for the Central District of California. The remaining nine actions are Allied Orthopedic Appliances, Inc. v. Tyco Healthcare Group, LP., and Mallinckrodt Inc. filed on August 29, 2005, Scott Valley Respiratory Home Care v. Tyco Healthcare Group LP and Mallinckrodt Inc. filed on October 27, 2005, Brooks Memorial Hospital et al v. Tyco Healthcare Group LP filed on October 18, 2005, All Star Oxygen Services, Inc. et al v. Tyco Healthcare Group, et al filed on October 25, 2005, Niagara Falls Memorial Medical Center, et al v. Tyco Healthcare Group LP filed on October 28, 2005, Nicholas H. Noyes Memorial Hospital v. Tyco Healthcare and Mallinckrodt filed on November 4, 2005, North Bay Hospital, Inc. v. Tyco Healthcare Group, et al filed on November 15, 2005, Stephen Skoronski v. Tyco International Ltd, et al filed on November 21, 2005 and Abington Memorial Hospital v. Tyco Int'l Ltd.; Tyco Int'l (US) Inc.; Mallinckrodt Inc.; Tyco Healthcare Group LP filed on November 22, 2005. In all nine complaints the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege they paid for pulse oximetry products as a result of anticompetitive conduct by Nellcor in violation of the federal antitrust laws. The Company will respond to these complaints and intends to vigorously defend the actions.

        As previously reported in the Company's periodic filings, Applied Medical Resources Corp. ("Applied Medical") v. United States Surgical ("U.S. Surgical") is a patent infringement action that was filed in April 1999 in which U.S. Surgical, a subsidiary of Tyco, is the defendant. In February 2002, the United States District Court for the Central District of California held that U.S. Surgical's VERSASEAL universal seal system, contained in certain surgical trocar and access devices manufactured by U.S. Surgical, infringed certain of the plaintiff's patents. The district court entered a permanent injunction against U.S. Surgical based upon infringement of one of the three patents involved in the suit. The United States Court of Appeals for the Federal Circuit affirmed the district court's permanent injunction ruling in September 2003 for the VERSASEAL product, which is no longer on the market. In October 2003, the district court ruled in U.S. Surgical's favor, holding that two other patents involved in the case were invalid. A trial on damages for the earlier infringement ruling in the district court concluded on July 27, 2004. The jury awarded Applied Medical $44 million in damages and returned a finding that the earlier infringement was willful, giving the district court discretion to enhance those damages to up to treble the damages awarded to Applied Medical by the jury. On October 1, 2004, the district court issued post-trial rulings that (i) denied U.S. Surgical's motion to set aside the jury's finding on willfulness; and (ii) granted Applied Medical's motion for enhanced damages, enhancing the jury's damages award by 25%, or $11 million. On January 27, 2005, the district court awarded Applied Medical $10 million in costs, prejudgment interest and attorneys' fees. Thus, Applied Medical's total award is $65 million. U.S. Surgical has appealed the damages award and the willfulness finding to the Court of Appeals for the Federal Circuit. Briefing for the appeal has concluded and oral argument has not yet been scheduled. Tyco has recorded a liability related to this matter and does not expect to incur material losses beyond what has already been accrued.

        On July 31, 2003, Applied Medical filed another patent infringement suit against U.S. Surgical in the United States District Court for the Central District of California. The complaint alleges that U.S. Surgical's VERSASEAL Plus trocar product infringes Applied Medical's U.S. Patent No. 5,385,533. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted

U.S. Surgical's motion for summary judgment. Applied Medical is appealing the summary judgment ruling. Briefing on Applied Medical's appeal has concluded and oral argument has not yet been scheduled.

Environmental Litigation

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

        In June 2005, the Wisconsin Department of Natural Resources issued a Notice of Violation to Tyco Safety Products, a subsidiary within the Tyco Fire and Security business segment, concerning self-reported air permit compliance recordkeeping deficiencies. Based on discussions with the Department, we anticipate enforcement proceedings are contemplated, and such proceeding may result in potential monetary sanctions of $100,000 or more. However, we do not believe that any sanction will have a material adverse affect on the Company's financial position, results of operations or cash flows.

Commercial Litigation

        Sensormatic v. Winner and Bagnara, Inc. is a franchise dispute for which Sensormatic originally filed a complaint in 1999 in the United States District Court for the Western District of Pennsylvania seeking declaratory relief. On June 28, 2004, the district court entered a stipulated judgment fixing the amount of the defendant's past damages and commissions for royalties allegedly owed under the franchise agreement in the amount of $28 million, plus $5 million in pre-judgment interest, and the entry of an injunction requiring Sensormatic to tender the franchise to the defendant. The judgment stayed the imposition and payment of these damages and injunctive relief until resolution of an appeal of the district court's underlying rulings on liability to the United States Court of Appeals for the Third Circuit. On June 29, 2004, Sensormatic filed its Notice of Appeal to the court of appeals. On August 31, 2005, the appellate court affirmed the district court judgment. A request for re-hearing before the entire Third Circuit was denied. No further appeals have been taken and the judgment was satisfied on October 20, 2005. The Company does not expect to incur material losses beyond what has already been accrued and paid.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The number of registered holders of Tyco's common shares at December 6, 2005 was 46,928.

        Tyco common shares are listed and traded on the New York Stock Exchange ("NYSE") and the Bermuda Stock Exchange under the symbol "TYC." The following table sets forth the high and low closing sales prices of Tyco common shares as reported by the NYSE, and the dividends paid on Tyco common shares, for the quarterly periods presented below.

	Year Ended September 30, 2005			Year Ended September 30, 2004
	Market Price Range			Market Price Range
Quarter			Dividend Per Common Share			Dividend Per Common Share
	High	Low		High	Low
First	$36.27	$29.78	$0.0125	$26.85	$20.70	$0.0125
Second	36.37	33.18	0.1000	30.06	26.48	0.0125
Third	34.44	28.53	0.1000	33.14	27.39	0.0125
Fourth	30.96	27.00	0.1000	32.70	29.66	0.0125

			$0.3125			$0.0500

Dividend Policy

        We may from time to time enter into financing agreements that contain financial covenants and restrictions, some of which may limit the ability of Tyco to pay dividends. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant. On December 9, 2004, the Board of Directors approved an increase in the quarterly dividend on our common shares from $0.0125 to $0.10 per share.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
7/2/05-7/29/05	—	—	—	—
7/30/05-9/2/05(1)	15,771,462	$28.77	15,771,462	—
9/3/05-9/30/05(2)	10,477,200	$28.63	10,477,200	—

Total	26,248,662		26,248,662

(1)
Transactions represent the repurchase of a portion of the Company's outstanding convertible debt prior to its scheduled maturity. (See Note 14 to the Consolidated Financial Statements). The average price paid per share is calculated by dividing the total cash paid for the debt by the number of underlying shares of the debt.

(2)
Transactions represent the purchase of common shares on the NYSE as part of the $1.5 billion share repurchase program approved by the Board of Directors in July 2005. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. Approximately $1.2 billion remains outstanding under this share repurchase program.

Item 6.    Selected Financial Data

        The following table sets forth selected consolidated financial data of Tyco. This data is derived from Tyco's consolidated financial statements for the five years ended September 30, 2005. This selected financial data should be read in conjunction with Tyco's Consolidated Financial Statements and related notes included elsewhere in this Annual Report as well as the section of this Annual Report titled Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	2005(1)	2004(2)	2003(3)(4)	2002(5)	2001(6)(7)(8)
	(in millions, except per share data)
Consolidated Statements of Income Data:
Net revenue	$39,727	$38,411	$34,256	$33,102	$31,684
Income (loss) from continuing operations	3,199	2,948	882	(3,041)	3,672
Net income (loss)	3,032	2,879	980	(9,180)	3,464
Basic earnings (loss) per share:
Income (loss) from continuing operations	1.59	1.47	0.44	(1.53)	2.03
Net income (loss)	1.51	1.44	0.49	(4.62)	1.92
Diluted earnings (loss) per share:
Income (loss) from continuing operations	1.51	1.38	0.44	(1.53)	1.95
Net income (loss)	1.43	1.35	0.49	(4.62)	1.84
Cash dividends per share(9)	0.31	0.05	0.05	0.05	0.05
Consolidated Balance Sheets Data (End of Period):
Total assets	$62,621	$63,667	$62,997	$65,500	$70,413
Long-term debt	10,600	14,542	18,096	16,528	19,595
Shareholders' equity	32,450	30,292	26,369	24,081	31,080

(1)
Income from continuing operations for the year ended September 30, 2005 includes net restructuring charges of $11 million, long-lived asset impairment charges of $6 million, a loss of $1,013 million related to the retirement of debt, a $277 million charge related to a patent dispute in the Healthcare segment, a net credit of $271 million related to divestitures, a $70 million charge related to certain former executives' employment, a $50 million charge related to an SEC enforcement action, a $4 million charge related to the write-down of an investment as well as $109 million of income related to a court-ordered restitution award. Net income also includes a $188 million loss, net of income taxes, from discontinued operations as well as a $21 million gain, net of income taxes, related to a cumulative effect adjustment (see Note 8).

(2)
Income from continuing operations for the year ended September 30, 2004 includes net restructuring charges of $212 million, charges for the impairment of long-lived assets of $52 million, a loss of $284 million related to the retirement of debt and a charge of $116 million related to divestitures. Net income also includes a $69 million loss, net of income taxes, from discontinued operations.

(3)
In 2003, Tyco consolidated variable interest entities in accordance with the transition provisions of Financial Accounting Standards Board Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, as more fully described in Note 8 to the Consolidated Financial Statements. As a result, Tyco recorded a cumulative effect adjustment of $75 million, net of income taxes.

(4)
Income from continuing operations for the year ended September 30, 2003 includes charges for the impairment of long-lived assets of $815 million, charges for changes in estimates of $383 million which arose from the Company's intensified internal audits and detailed controls and operating reviews (includes net restructuring credits of $72 million and charges for the impairment of long-lived assets of $10 million), other charges of $154 million, charges for the impairment of goodwill of $278 million, a net loss related to the retirement of debt of $128 million, a charge of $91 million for a retroactive incremental premium on prior period directors and officers insurance, a charge of $12 million relating to the write-down of investments, other interest expense of $2 million, other interest income of $19 million, and net restructuring credits of $11 million. Net income also includes $173 million of income, net of income taxes, from discontinued operations.

(5)
Loss from continuing operations for the year ended September 30, 2002 includes net restructuring and other charges of $1,862 million, charges of $3,307 million for the impairment of long-lived assets, goodwill impairment charges of $1,344 million, and a charge for the write-off of purchased research and development of $18 million. In addition, loss from continuing operations for the year ended September 30, 2002 includes a loss on investments of $271 million, a net gain on divestiture of $24 million and $30 million of income relating to the retirement of debt. Net loss also includes a $6,138 million loss, net of income taxes, from discontinued operations.

(6)
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

(7)
Income from continuing operations for the year ended September 30, 2001 includes a net charge of $577 million for restructuring and other charges, a charge for the write-off of purchased in-process research and development of $184 million and charges of $119 million for the impairment of long-lived assets. Income from continuing operations for the year ended September 30, 2001 also includes a net gain on sale of businesses of $410 million, a loss on investments of $134 million, a loss of $26 million relating to the retirement of debt and a net gain on the sale of common shares of a subsidiary of $25 million. Net income includes $475 million of income, net of income taxes, from discontinued operations for the year ended September 30, 2001.

(8)
Income from continuing operations includes goodwill amortization of $517 million for the year ended September 30, 2001. Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized.

(9)
On December 9, 2004, the Board of Directors approved an increase in the quarterly dividend on our common shares from $0.0125 to $0.10 per share. As a result, in 2005, Tyco paid a quarterly cash dividend of $0.0125 per common share in the first quarter of 2005 and $0.10 per common share thereafter. Prior to 2005, Tyco paid a quarterly cash dividend of $0.0125 per common share for all periods presented. The payment of dividends by Tyco in the future will depend on business conditions, Tyco's financial condition and earnings and other factors.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read together with the Selected Financial Data and our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to many factors, including but not limited to those under the headings "Risk Factors" and "Forward-Looking Information."

Introduction

        The Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd., a company organized under the laws of Bermuda, and its subsidiaries (hereinafter collectively referred to as "we," the "Company" or "Tyco") and have been prepared in United States dollars, and in accordance with accounting principles generally accepted in the United States ("GAAP").

        The Company operates in the following business segments:

  •
  Fire and Security designs, manufactures, installs, monitors and services electronic security and fire protection systems;

  •
  Electronics designs, manufactures and distributes electrical and electronic components;

  •
  Healthcare designs, manufactures and distributes medical devices and supplies, imaging agents, pharmaceuticals and adult incontinence and infant care products; and

  •
  Engineered Products and Services designs, manufactures, distributes and services engineered products, including industrial valves and controls, as well as steel tubular goods, and provides environmental and other industrial consulting services.

        Unless otherwise indicated, references in this Annual Report to 2005, 2004 and 2003 are to Tyco's fiscal years ended September 30, 2005, 2004 and 2003, respectively.

Overview

        Our business strategy focuses on enhancing internal growth and operational efficiency for existing Tyco businesses. We achieve this goal primarily through new product innovation, increased market share, and continued geographic expansion. We have implemented and will continue to implement additional Six Sigma initiatives across our business segments to achieve best-in-class operating practices.

        The Company has engaged in a series of restructuring programs since November 2003 through which we have made our operations more efficient, including exiting certain non-core businesses or business lines and streamlining general operations. The impact of these restructuring programs on the Company's operations is discussed in "Operating Results" and "Segment Results." Also, during the fourth quarter of 2005, the Company committed to a plan to sell its Plastics and Adhesives segment. As such, the operations of our Plastics and Adhesives segment are reflected as discontinued operations in the accompanying consolidated financial statements. Details related to the Company's divestiture program and the related discontinued operations are discussed in "Divestitures and Discontinued Operations." We are continuing to assess the strategic fit of our various businesses and are considering additional divestitures where businesses do not align with our long term vision.

        In 2005, we continued to utilize cash to fund internal growth, strengthen the balance sheet and return capital to shareholders. During 2005, we utilized $3.0 billion to repurchase our convertible debentures prior to their scheduled maturities. In total, these repurchases reduced our diluted share count by approximately 88.9 million shares on an annualized basis with the added benefit of reducing our debt and interest expense. In addition, we utilized $2.0 billion in cash for scheduled repayments of debentures. Also, in July 2005, Tyco's Board of Directors approved a $1.5 billion share repurchase program. As of September 30, 2005, we have repurchased 10.5 million of our common shares for $300 million. In the two weeks following the end of the fourth quarter of 2005, we have repurchased an additional 7.9 million of our common shares for $216 million. As a result of this program, we anticipate spending a total of approximately $2 billion through the second quarter of 2006 for these repurchases.

        During the first quarter of 2005, we announced a substantial increase in our quarterly dividend from $0.0125 per share to $0.10 per share. As a result, dividend payments for 2005 increased to $628 million from $100 million in the comparable prior year period.

        References to Tyco are to the Company's continuing operations. Prior year amounts have been reclassified to exclude the results of discontinued operations and to comparatively reflect changes in the Company's segment reporting. The operating results of the TGN are presented within Corporate and Other through the date of its disposal in the third quarter of 2005. Information for 2003 has been reclassified to reflect the transfer of Tyco's Precision Interconnect business from Healthcare to Electronics in 2004.

Operating Results

        The following table details net revenue and earnings for the years ended September 30, 2005, 2004 and 2003 ($ in millions):

	2005	2004	2003
Revenue from product sales	$31,955	$30,337	$27,114
Service revenue	7,772	8,074	7,142

Net revenue	$39,727	$38,411	$34,256

Operating income	$5,795	$5,236	$2,877
Interest income	123	91	107
Interest expense	(815)	(956)	(1,147)
Other expense, net	(911)	(286)	(223)

Income from continuing operations before income taxes and minority interest	4,192	4,085	1,614
Income taxes	(984)	(1,123)	(729)
Minority interest	(9)	(14)	(3)

Income from continuing operations	3,199	2,948	882
(Loss) income from discontinued operations, net of income taxes	(188)	(69)	173

Income before cumulative effect of accounting change	3,011	2,879	1,055
Cumulative effect of accounting change, net of income taxes	21	—	(75)

Net income	$3,032	$2,879	$980

        Net revenue increased $1.3 billion, or 3.4%, for 2005 as compared to 2004, which resulted from growth in all segments. Foreign currency exchange rates favorably affected 2005 by $876 million while the impact of divestitures and acquisitions negatively impacted the period by $689 million.

        Operating income increased $559 million, or 10.7%, for 2005 while operating margin increased 1.0 percentage point to 14.6%. 2005 was favorably impacted by the gain on the sale of the TGN business ($303 million). In addition, the year was unfavorably impacted by charges related to an adverse decision by the United States Court of Appeals for the Federal Circuit on a patent dispute in the Healthcare segment ($277 million), a charge related to an SEC enforcement action of $50 million and a charge relating to former executives' employment of $70 million. Foreign currency exchange rates favorably affected operating income by $142 million.

        Net revenue increased $4.2 billion, or 12.1%, for 2004 as compared to 2003, which resulted from growth in all segments. Foreign currency exchange rates favorably affected the period by $1.7 billion while the impact of divestitures negatively impacted the period by $638 million.

        Operating income increased $2.4 billion, or 82.0%, for 2004 while operating margin increased 5.2 percentage points to 13.6%. Operating income for 2004 was unfavorably impacted by charges of $380 million, consisting of the following: (i) net restructuring and other charges of $212 million, of which charges of $6 million are included in cost of sales; (ii) net losses and impairments on divestitures totaling $116 million; and (iii) charges for the impairment of long-lived assets of $52 million, of which $34 million is attributable to machinery and equipment impairments at Fire and Security. Foreign currency exchange rates favorably affected operating income by $230 million.

        Operating income for 2003 was unfavorably impacted by net charges totaling $1,625 million. These charges consisted of: (i) charges for the impairment of long-lived assets of $815 million; (ii) charges recorded for changes in estimates of $298 million which arose from the Company's intensified internal audits and detailed controls and operating reviews (includes net restructuring credits of $72 million, of which credits of $13 million are included in costs of sales, charges for the impairment of long-lived assets of $10 million, charges of $240 million included in selling, general and administrative expenses, and charges of $120 million included in cost of sales); (iii) charges for the impairment of goodwill of $278 million; (iv) other charges of $154 million, of which $34 million is included in cost of sales related primarily to product warranty reserves and the dismantlement of customers' ADT security systems, and $120 million is included in selling, general and administrative expenses related primarily to uncollectible accounts receivable, internal investigation fees, as well as severance and facility closures, slightly offset by a credit for changes in estimates of charges recorded in prior periods; (v) a charge of $91 million for a retroactive, incremental premium on prior period directors and officers insurance included in selling, general and administrative expenses; and (vi) net restructuring credits of $11 million, of which charges of $2 million are included in cost of sales. Foreign currency exchange rates favorably affected operating income by $191 million.

Results by Geographic Area

        Net revenue by geographic area for the years ended September 30, 2005, 2004 and 2003 is as follows ($ in millions):

	2005	2004	2003
Net revenue:
United States	$19,635	$19,632	$18,309
Other Americas	2,202	2,103	1,786
Europe	11,476	10,892	9,256
Asia-Pacific	6,414	5,784	4,905

Net revenue(1)	$39,727	$38,411	$34,256

(1)
Revenue from external customers is attributed to individual countries based on the reporting entity that records the transaction.

Segment Results

        The segment discussions that follow describe the significant factors contributing to the changes in results for each continuing segment. Divestitures have impacted certain of our segments since the establishment of our divestiture program in early 2004. See further details in "Divestitures and Discontinued Operations" and "Acquisitions" below.

Fire and Security

        The following table sets forth net revenue and operating income and margin for Fire and Security for the years ended September 30, 2005, 2004 and 2003 ($ in millions):

	2005	2004	2003
Revenue from product sales	$5,299	$5,343	$4,894
Service revenue	6,204	6,104	5,938

Net revenue	$11,503	$11,447	$10,832

Operating income	$1,216	$899	$342
Operating margin	10.6%	7.9%	3.2%

        Net revenue for Fire and Security remained relatively level during 2005 as compared to 2004 as the decrease in product revenue was offset by an increase in service revenue. Revenue from product sales includes sales and installation of security, fire protection and other systems. Net revenue increased due to favorable changes in foreign currency exchange rates ($274 million) and, to a lesser extent, increased sales volume of breathing and intrusion products at Tyco Safety Products as well as growth in our European fire services business. These increases were offset by the impact of divestitures ($315 million) and decreased sales at our security business in Europe.

        Operating income increased $317 million in 2005 over the prior year. Results for the current period included net restructuring related charges of $9 million as compared to net restructuring, impairment and divestiture charges of $264 million in 2004. Operating income for 2005 was also favorably impacted by foreign currency exchange rates ($26 million) as well as cost savings related to operational excellence initiatives and prior year restructuring programs. These cost reductions were partially offset by increased investment in sales and marketing. In addition, 2005 was unfavorably impacted by $18 million of divestiture-related charges.

        Attrition rates for customers in our Global Electronic Security Services business decreased to an average of 14.8% on a trailing twelve-month basis for 2005, as compared to 15.1% for 2004 and 15.9% in 2003.

        Net revenue for Fire and Security increased 5.7% in 2004 as compared to 2003, including a 9.2% increase in product revenue and a 2.8% increase in service revenue. The increase in net revenue was primarily due to favorable currency exchange rates ($526 million) slightly offset by the effects of divestitures ($82 million). To a lesser extent, the increase in net revenue was due to stronger sales to retailers within worldwide security and higher sales volume of breathing systems and video and access control product at Tyco Safety Products. This increase was partially offset by weakness in the worldwide fire service business and Continental Europe Security.

        Operating income and margin increased significantly in 2004 as compared in 2003 due partially to total charges of $512 million which were recorded during 2003, discussed below. Additionally, the increase in operating income and margin was due to improvements within worldwide security related primarily to the combined impact of a stronger retailer market environment and cost reductions. Also contributing to the increase, to a lesser extent, were improvements within Continental Europe Security as a result of cost saving initiatives and a changing business model and Tyco Safety Products due primarily to increased volumes. The cost savings partly reflect the benefits of the restructuring activities described below. Operating income for 2004 also includes charges totaling $264 million, consisting primarily of restructuring ($175 million, of which $4 million is included in cost of sales), impairment ($34 million) and divestiture ($55 million) charges, substantially all of which are associated with the comprehensive cost reduction measures that began during 2003.

        Operating income and margin in 2003 included charges totaling $512 million. Included within the $512 million are charges of $266 million (includes charges of $128 million primarily related to adjustments to liabilities such as workers' compensation, professional fees, and environmental exposure, a charge of $98 million primarily due to adjusting allowances for doubtful accounts and slow and non-moving inventory, as well as a write-off of subscriber systems, charges of $34 million for other adjustments primarily related to deferred commissions, and charges of $6 million related to reconciling items) recorded in connection with the Company's intensified internal audits, detailed controls and operating reviews performed during the year. Also included within the $512 million are impairment charges of $143 million primarily related to the impairment of intangible assets associated with the ADT dealer program mostly as a result of increased attrition rates, and to the impairment of property, plant and equipment of subscriber systems and other fixed assets; net restructuring and other charges of $10 million, of which charges of $4 million are included in cost of sales and $3 million is for the write-off of non-current assets, related to streamlining the business; and other charges of $93 million, of which $34 million is included in cost of sales and $59 million is included in selling, general and administrative expenses, primarily related to uncollectible receivables, product warranty and the dismantlement of customers' ADT security systems. Included within the $143 million impairment charge and the $10 million net restructuring charge is a charge of $10 million and a credit of $2 million, respectively, also related to changes in estimates recorded during the quarter ended March 31, 2003.

Electronics

        The following table sets forth net revenue and operating income and margin for Electronics for the years ended September 30, 2005, 2004 and 2003 ($ in millions):

	2005	2004	2003
Revenue from product sales	$12,042	$11,372	$10,052
Service revenue	154	450	440

Net revenue	$12,196	$11,822	$10,492

Operating income	$1,852	$1,749	$1,241
Operating margin	15.2%	14.8%	11.8%

        Net revenue for Electronics increased $374 million or 3.2% in 2005 as compared to 2004, including a 5.9% increase in product revenue. The increase in net revenue was driven primarily by sales to the automotive, aerospace and defense, consumer electronics, power utilities, communications equipment manufacturing, and communication service markets. In addition, revenue increased substantially due to favorable changes in foreign currency exchange rates ($294 million). These increases were partially offset by the impact of the divestiture of the Electrical Contracting Services business ($353 million).

        Operating income and operating margin for 2005 increased as compared to 2004 due primarily to increased sales volume, cost savings initiatives and favorable changes in foreign currency exchange rates ($57 million). These increases were partially offset by an 80 basis point impact of increased commodity costs. Additionally, operating income for 2005 included net restructuring and other credits of $5 million, as compared to net restructuring, divestiture and impairment charges of $22 million in 2004, discussed below.

        Net revenue for Electronics increased 12.7% in 2004 as compared to 2003, including a 13.1% increase in product revenue and a 2.3% increase in service revenue. The increase in net revenue was primarily a result of growth in existing businesses, specifically, the automotive, computer, consumer electronics, communications and industrial and commercial markets. This growth was partially offset by a decrease in sales of Power Systems products in North America and in our Electrical Contracting Services, which was divested in September 2004. Additionally, favorable changes in foreign currency rates ($560 million) contributed to the increase in net revenue.

        The 40.9% increase in operating income and the 3.0 percentage point increase in margin in 2004 as compared to 2003 were primarily due to the revenue growth discussed above, cost savings initiatives that were executed in 2003, the positive impact of foreign currency ($90 million) and fewer charges recorded in 2004 as compared to 2003. These increases in operating income were partially offset by an 80 basis point impact of increased metal prices for copper and gold. Operating income for 2004 includes net restructuring, divestiture and impairment charges totaling $22 million. These net charges include a $52 million charge related to the divestiture of the Electrical Contracting Services business, partially offset by $33 million of net restructuring credits related to changes in estimates of severance, facility exit costs, distributor and supplier cancellation fees recorded in prior periods and the impact of the sale of assets that were impaired in prior years for amounts greater than originally anticipated. These net charges also include a $3 million charge related to the impairment of property, plant, and equipment.

        Operating income and margin for 2003 include net charges totaling $236 million. The $236 million consists primarily of charges for the impairment of goodwill of $278 million in Power Systems, Electrical Contracting Services and the Printed Circuit Group, restructuring credits of $72 million, of which $20 million is included in cost of sales, related primarily to changes in estimates of severance and facility exit costs recorded in prior years and charges for the impairment of long-lived assets of $1 million. The net restructuring credit of $72 million includes $55 million of credits, which were changes in estimates recorded in connection with the Company's intensified internal audits and detailed controls and operating reviews performed during 2003. Also included within the $236 million are charges of $14 million related to adjusting asset reserves, $6 million related to the adjustments to accrual balances, and $9 million of reconciliation and other accounting adjustments, which were also recorded in connection with the Company's intensified internal audits and detailed controls and operating reviews performed during 2003.

  Healthcare

        The following table sets forth net revenue and operating income and margin for Healthcare for the years ended September 30, 2005, 2004 and 2003 ($ in millions):

	2005	2004	2003
Revenue from product sales	$9,477	$9,040	$8,344
Service revenue	66	70	76

Net revenue	$9,543	$9,110	$8,420

Operating income	$2,286	$2,365	$2,104
Operating margin	24.0%	26.0%	25.0%

        Net revenue for Healthcare increased $433 million or 4.8% in 2005 as compared to 2004. This increase resulted primarily from growth in existing businesses and, to a lesser extent, favorable changes in foreign currency exchange rates ($141 million). Growth in Healthcare's underlying businesses was principally driven by increased revenue within Medical Devices & Supplies which was largely the result of increased sales volume in the International division, primarily in Europe, due to a salesforce investment and sales growth in vessel sealing, laparoscopy, and stapling. Increased sales at the Surgical division within Medical Devices & Supplies also strongly contributed, due to enhanced contracting with group purchasing organizations, increased acceptance of Laparoscopic Gastric By-Pass procedures and increased adoption of LigaSure device. Pharmaceuticals also contributed to the increase in revenue, although to a lesser extent. These increases were partially offset by decreased sales in Retail primarily due to a difficult competitive environment and customer consolidations.

        The decreases in operating income and operating margin in 2005 as compared to 2004 were due primarily to a $277 million charge recorded in the fourth quarter of 2005, associated with the adverse decision by the United States Court of Appeals for the Federal Circuit on a previously disclosed legal matter. (Refer to Note 17 to the Consolidated Financial Statements for further discussion.) This charge, combined with declines in the Retail division as a result of the competitive environment mentioned above as well as increased material and transportation costs, was offset by substantial increases from other divisions, specifically the International and Surgical divisions within Medical Devices & Supplies as well as within Pharmaceutical. Increases in these divisions were due to strong sales growth as mentioned above, combined with a favorable product mix. Also positively impacting the segment were reduced administrative expenses at the segment level, as well as favorable foreign exchange rates ($41 million).

        In November of 2005, the Mallinckrodt Imaging Division voluntarily recalled two medical imaging products from the market. In each instance, Healthcare was concerned with the procedures that were being used to assure the sterility of each product. Healthcare has not received any reports of adverse events involving patient health or safety with regard to either product. Healthcare's Mallinckrodt Imaging Division will not restart the manufacture of the products until all corrective actions have been implemented. Healthcare does not expect that the voluntary recall of these two products in November of 2005 will have a material adverse impact on the Company.

        Net revenue for Healthcare increased 8.2% in 2004 as compared to 2003. The increase in net revenue resulted primarily from growth in existing businesses as well as favorable foreign currency exchange rates ($292 million). Growth in Healthcare's underlying businesses was primarily a result of increased net revenue within Medical Devices & Supplies, and to a lesser extent, at Pharmaceuticals. The increase at Medical Devices & Supplies was largely driven by higher sales volume within our International division, particularly in Europe, due to benefits realized from the sales force investment, back order recovery, growth in Spain and Italy and the absence of an unfavorable $47 million contractual adjustment recorded in 2003. Also contributing to the increase in Medical Devices & Supplies were higher sales within the Medical division resulting primarily from new SharpSafety product launches and gain in market share within the wound care market.

        The 12.4% increase in operating income in 2004 as compared to 2003 was due primarily to the favorable margin impact of the increased sales discussed above, favorable foreign currency exchanges rates and a continued focus on maximizing operating efficiencies. Operating income was adversely impacted by a $29 million increase in legal liabilities for an ongoing patent infringement suit, and a $59 million increase in research and development costs. Additionally, operating income for 2004 includes net restructuring, divestitures and impairment charges of $18 million, composed of: (i) restructuring charges of $13 million related to the closure of various facilities offset by a credit of $2 million due to costs being less than anticipated; (ii) a $4 million divestiture charge resulting from a loss on the sale of a business and (iii) $3 million of impairment charges related to the closure of various facilities.

        During 2003, Healthcare recorded net credits totaling $2 million, including restructuring credits of $8 million due to actual costs being less than anticipated, and a credit of $7 million related to an insurance reimbursement for certain legal fees associated with product liability cases. These credits were largely offset by charges of $12 million related to asset reserves for inventory and charges of $1 million for adjustments to accrual balances related to workers' compensation, which were changes in estimates recorded in connection with the Company's intensified internal audits, detailed controls and operating reviews and as a result of applying management's judgments and estimates.

Engineered Products and Services

        The following table sets forth net revenue and operating income and margin for Engineered Products and Services for the years ended September 30, 2005, 2004 and 2003 ($ in millions):

	2005	2004	2003
Revenue from product sales	$5,137	$4,582	$3,824
Service revenue	1,319	1,425	674

Net revenue	$6,456	$6,007	$4,498

Operating income	$672	$620	$362
Operating margin	10.4%	10.3%	8.0%

        Net revenue for Engineered Products and Services increased $449 million or 7.5% in 2005 as compared to 2004. The increase in net revenue was largely driven by increased selling prices in Electrical and Metal Products due to higher costs of steel and other raw materials. In addition, Flow Control and, to a lesser extent, Tyco Fire & Building Products experienced growth in the industrial and commercial construction markets. Favorable changes in foreign currency exchange rates ($167 million) also contributed to the increase in revenue. The above increases in revenue were partially offset by a decrease at Infrastructure Services as a result of a strategic decision to be more selective in bidding for new projects, which will result in fewer but more profitable projects.

        The increases in operating income and operating margin in 2005 as compared to 2004 were due primarily to increased volume and demand within the industrial and commercial markets, along with the impact of operational excellence initiatives, cost reductions from prior period restructuring programs and favorable changes in foreign currency exchange rates ($21 million). These increases more than offset the impact of higher raw material costs. Additionally, 2005 operating income includes $1 million of a divestiture credit and $5 million of restructuring charges as compared to the $62 million of net restructuring impairment and divestiture charges in 2004 discussed below.

        Net revenue for Engineered Products and Services increased $1,509 million or 33.5% in 2004 as compared to 2003, of which $739 million, or 16.4%, represents a change in how we classify certain sub-contract and other costs that are paid by Infrastructure Services and re-billed to their customers. These costs were historically treated as "pass through" and were therefore not included in reported revenue and cost of revenue and Infrastructure Services. For the year ended September 30, 2004, the company began reflecting these sub-contracts costs in both revenue and cost of revenue of Infrastructure Services. The Company has not adjusted revenue or cost of revenue for the year ended September 30, 2003 as such change was not material. Further, such adjustment would have no material impact on previously reported operating income, net income or cash flow.

        The remaining increase in 2004 net revenue resulted primarily from increased demand and higher selling prices at Tyco Electrical & Metal Products and at Tyco Fire & Building Products and favorable foreign currency exchanges rates in all businesses ($298 million). Further contributing to the increase, although to a much lesser extent, were improved business conditions at Infrastructure Services due primarily to an improved construction market and continued market share growth. Sales remained flat at Flow Control as the impact of lower levels of non-residential construction and industrial capital spending, primarily in North America, were offset by improved activity in other end markets and geographic regions.

        The 71.3% increase in operating income and the 2.3 percentage point increase in margin in 2004 as compared to 2003 were due primarily to increased net revenue discussed above, the impact of cost reduction programs initiated in prior periods and the positive impact of foreign currency ($31 million).

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

Corporate and Other

        Corporate net revenue was $29 million, $25 million and $14 million in 2005, 2004 and 2003, respectively, which related to the TGN business. Corporate expense was $231 million, $397 million and $1,172 million in 2005, 2004 and 2003, respectively. During 2005, we recorded a $303 million gain on the sale of the TGN business and TGN operating losses of $54 million. In addition, corporate expenses for 2005 included a $50 million charge representing the best estimate of the amount in fines and penalties that the Company will likely pay to resolve the matters raised in the SEC investigation that commenced in June 2002, as well as a $70 million charge for estimated legacy contingencies related to former executives' employment.

        Corporate expense for 2004 includes net charges of $14 million, which consists of charges for the impairment of long-lived assets of $8 million and net restructuring charges of $6 million primarily attributable to severance related to the relocation of the corporate headquarters. Expense also included $73 million of operating losses related to the TGN.

        Corporate expense for 2003 includes charges totaling $824 million. Included within the $824 million is a charge of $91 million for an incremental increase in directors and officers insurance and charges of $39 million related to internal investigation fees. Also included is a charge of $20 million primarily related to severance and benefits for corporate employees and a restructuring credit of $11 million due to actual costs being less than anticipated, both of which were changes in estimates recorded in connection with the Company's intensified internal audits, detailed controls and operating reviews and as a result of applying management's judgments and estimates. Corporate expense also includes net restructuring credits of $10 million, other net charges of $16 million included in selling, general and administrative expenses, and charges for the impairment of long-lived assets of $679 million primarily related to the TGN business and, to a lesser extent, the closure and relocation of corporate offices and related severance and benefits.

Interest Income and Expense

        Interest income was $123 million in 2005, as compared to $91 million and $107 million in 2004 and 2003, respectively.

        Interest expense was $815 million in 2005, as compared to $956 million in 2004 and $1,147 million in 2003. The decrease in interest expense in 2005 is primarily driven by lower debt balances, partially offset by the impact of higher interest rates on our interest rate swap program compared to the same period in the prior year. The decrease in interest expense in 2004 over 2003 is primarily the result of a lower average debt balance in 2004 and the favorable impact of interest rate swap agreements executed during the year. The weighted-average rates of interest on total debt outstanding during 2005, 2004 and 2003 were 5.6%, 5.2% and 4.9%, respectively.

Other Expense, Net

        On September 12, 2002, indictments were filed in the Supreme Court of the State of New York against Mr. L. Dennis Kozlowski, our former Chairman and Chief Executive Officer, and Mr. Mark H. Swartz, our former Chief Financial Officer and director (together, the "Defendants"), alleging enterprise corruption, fraud, conspiracy, grand larceny, falsifying certain business records and other crimes. On June 17, 2005, a jury convicted the Defendants on 22 of 23 counts in the indictment. On September 19, 2005, the Defendants were sentenced in New York State Supreme Court to serve eight and one third years to twenty five years in prison and to make joint restitution to the Company in the amount of $134 million, resulting from the larceny convictions. The Court ordered the restitution payment to be made by no later than one year from the date of sentencing.

        The restitution award is comprised of $109 million of previously expensed compensation made to the defendants and reported as "Other expense, net" in prior years and $25 million related to a loan receivable from one of the Defendants which had been and remains reflected in the Company's consolidated financial statements as a receivable. In the fourth quarter of 2005, the Company recognized $109 million of income, included in "Other expense, net" in the accompanying Consolidated Statement of Income. The Defendants have filed a notice of appeal of the convictions. The Company considered the collectibility of the restitution award and assessed the likelihood of the Defendants' success upon appeal of the larceny convictions, which, if successful, could result in a change to the restitution order, and has concluded that receipt of the restitution award is probable.

        During 2005, other expense, net also included losses related to the repurchase of outstanding convertible debt prior to its scheduled maturity of $1,013 million. See Note 14 to the Consolidated Financial Statements for details regarding debt repurchases.

        During 2004, other expense, net consisted primarily of a net loss on the retirement of debt. The Company repurchased $303 million of its 7.2% notes due 2008 for cash of $341 million, which resulted in a $38 million loss, including unamortized debt issuance costs, on the retirement of debt. Additionally, the Company repurchased $517 million of its outstanding 2.75% convertible senior debentures with a 2008 put option. The total purchase price paid was $750 million and the repurchase resulted in a $241 million loss on the retirement of debt, including the write-off of unamortized debt issuance costs.

        During 2003, other expense, net consisted primarily of a net loss on the retirement of debt of $128 million and a loss relating to the write-down of various investments of $87 million. The value of the investments were reduced when it became evident that the declines in the fair value of the investments were other than temporary, predominately due to the continuing depressed economic conditions, specifically within the telecommunications industry.

Income Taxes

        Our effective income tax rate was 23.5%, 27.5% and 45.2% for 2005, 2004 and 2003, respectively. The decrease in the effective tax rate from 2004 to 2005 is primarily the result of the release of valuation allowances, benefits realized related to the TGN divestiture, as well as the court-ordered restitution award related to certain former executives for which there is no tax obligation and, to a lesser extent, increased profitability in operations in jurisdictions with lower tax rates. This decrease is partially offset by an increase in charges for which no tax benefit is available such as the loss on retirement of debt, asset impairments and the estimated settlement of the SEC enforcement action. The change in the effective tax rate from 2003 to 2004 was primarily the result of increased profitability in operations primarily in jurisdictions with lower tax rates and a decrease in nondeductible charges.

        The valuation allowance for deferred tax assets of $1,867 million and $1,967 million at September 30, 2005 and 2004, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheets. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109 which requires a valuation allowance be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized.

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

        The Company and its subsidiaries' income tax returns are periodically examined by various tax authorities. The Company is currently under audit by the IRS for the years 1997 to 2000. In connection with such examinations, certain tax authorities, including the IRS, have raised issues and proposed tax deficiencies. The Company is reviewing the issues raised by the tax authorities and is contesting certain proposed tax deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been recorded through the income tax provision.

        In connection with the IRS audits for the years 1997 to 2000, the Company prepared proposed amendments to these prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously reported. The IRS is currently reviewing the proposed amendments. The Company has not recorded the impact of the proposed amendments, pending the completion of the IRS review. The proposed amendments, if accepted, will result in receipt of refunds or credits and a corresponding reduction to the deferred tax assets and liabilities. The Company may prepare proposed amendments to prior period U.S. federal income tax returns for additional periods. The proposed amendments are not expected to have a material adverse impact on our financial condition, results of operations or cash flows.

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

Discontinued Operations and Divestitures

Discontinued Operations

        In May 2005, Tyco announced its intent to explore the divestiture of its Plastics and Adhesives business segment, a global manufacturer of plastic film, specialty tapes and adhesives, coated products and garment hangers. During the third quarter of 2005, as a result of consideration for potential sale and deteriorating operating results in the A&E Products business, the Company performed an interim assessment of the recoverability of both goodwill and long-lived assets in the Plastics and Adhesives segment. Estimated fair values of the reporting units and long-lived assets at Plastics and Adhesives were developed based on probability-weighted expected future cash flows of these assets. As a result of this assessment, the Company determined that the book value of certain long-lived assets in the A&E Products reporting unit of Plastics and Adhesives was greater than their estimated fair value and consequently recorded a long-lived asset impairment of $40 million. The Company also determined that the book value of the A&E Products reporting unit was in excess of its estimated fair value which resulted in a goodwill impairment charge of $162 million. At September 30, 2005, the Plastics and Adhesives segment met the held for sale criteria and its results of operations have been included in discontinued operations for all periods presented. The Company is negotiating a sales agreement with potential buyers and expects to complete a sale transaction in 2006. The Company has assessed the recoverability of the segment's carrying value at September 30, 2005 and will continue to assess recoverability based on current fair values, less cost to sell, until the businesses are sold. Depending on the outcome of the sale negotiations, the Company may incur additional impairment charges.

        During 2005, the Company divested eight businesses which were reported as discontinued operations within Fire and Security, Plastics and Adhesives and Engineered Products and Services. The Company reported losses on sale or additional impairments to write the carrying value of such assets down to their estimated fair value of $56 million ($55 million after tax) during 2005. During 2004, the Company reported losses on the sale of discontinued operations of $132 million, of which $36 million related to goodwill impairments, to write the carrying value of such assets down to their fair value, less cost to sell.

(Gains) losses and impairments on divestitures, net

        During 2003, the Company conducted a comprehensive review of its core businesses, and as a result, implemented a divestiture program in early 2004. During 2004, in connection with the program, the Company divested twenty-one and liquidated four non-core businesses across all business segments primarily within Fire and Security. During 2004, the Company recorded net losses and impairments on divestitures of $116 million (including $60 million of goodwill impairment charges) in continuing operations in connection with the divestiture or write-down to fair value of certain held for sale businesses.

        In November 2004, Tyco agreed to sell the TGN, its undersea fiber optic telecommunication network. The sale was consummated on June 30, 2005. As part of the sale transaction, Tyco received gross cash proceeds of $130 million, and the purchaser assumed certain liabilities. In connection with this sale, Tyco recorded a $303 million pre-tax gain which is reflected in (gains) losses and impairments on divestitures in the Consolidated Statement of Income for 2005. The Company has presented the operations of the TGN in continuing operations as the criteria for discontinued operations were not met.

        During 2005, the Company divested ten businesses that were reported as continuing operations in Fire and Security, Healthcare and Engineered Products and Services. The Company recorded net losses and impairments on divestitures of $32 million, including a $3 million charge reflected in cost of sales, in connection with the divestiture and liquidation of these businesses, as well as the write-down to estimated fair value of certain held for sale businesses.

Acquisitions

        In 2005, Surgical, a division in Tyco's Healthcare segment, acquired Vivant Medical Inc. ("Vivant"), a developer of microwave ablation medical technology. The transaction is valued at approximately $66 million cash, with up to approximately $35 million additional cash to be paid in the future based on the achievement of certain milestones. The acquisition of Vivant strengthens Healthcare's surgical product portfolio.

        During 2004, the Company completed the acquisition of two businesses within Engineered Products and Services and Fire and Security for an aggregate cost of $9 million.

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

Cumulative Effect of Accounting Change

        During 2005, the Company changed the measurement date for its pension and postretirement benefit plans, from September 30th to August 31st. The Company believes that the one-month change of measurement date is a preferable change as it allows management adequate time to evaluate and report the actuarial information in the Company's Consolidated Financial Statements under the accelerated reporting deadlines. In conjunction with this change, the Company recorded a $21 million after-tax gain ($28 million pre-tax) cumulative effect adjustment. Refer to Note 18 to the Consolidated Financial Statements for additional information on retirement plans.

        During 2003, the Company adopted FIN No. 46, which requires identification of the Company's participation in Variable Interest Entities (VIE's), which are entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE's, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to VIE's, if any, bears a majority of the risk to its expected losses, or stands to gain from a majority of its expected returns.

        The Company has programs under which it sells machinery and equipment to investors who, in turn, purchase and receive ownership and security interests in those assets. As such, the Company may have certain investments in those affiliated companies whereby it provides varying degrees of financial support and where the investors are entitled to a share in the results of those entities, but the Company does not consolidate these entities. While these entities may be substantive operating companies, they have been evaluated for potential consolidation under FIN No. 46.

        The Company had three synthetic lease programs utilized, to some extent, by all of the Company's segments to finance capital expenditures for manufacturing machinery and equipment and for ships used by Tyco Submarine Telecommunications. During 2003, the Company restructured one of the synthetic leases to meet the requirements of FIN No. 46 for off-balance sheet accounting. The Company reclassified the remaining two leases as capital leases and, consequently, recorded a $75 million after-tax loss ($115 million pre-tax) cumulative effect adjustment. One of the capital leases expired in December 2004 and the other is scheduled to expire in July 2006.

Change in Fiscal Year and Reporting Calendar Alignment

        Effective October 1, 2004, Tyco changed its fiscal year end from a calendar fiscal year ending September 30 to a "52-53 week" year ending on the last Friday of September, such that each quarterly period will be 13 weeks in length. For fiscal years in which there are 53 weeks, the fourth quarter reporting period will be 14 weeks, with the first such occurrence taking place in fiscal 2011. In addition, certain of the Company's subsidiaries consistently closed their books up to one month prior to the Company's fiscal period end. These subsidiaries now report results for the same period as the reported results of the consolidated Company. The impact of this change is not material to the Consolidated Financial Statements. This change is also consistent with the Company's ongoing efforts to enhance controls and improve the transparency of its reporting, as this change better aligns the Company's external reporting with the Company's internal operational processes. Net income for the transition period related to this change was $26 million and was reported within Shareholders' Equity.

Critical Accounting Policies and Estimates

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

        Depreciation and Amortization Method for Security Monitoring Systems—Tyco generally considers its electronic security assets in three asset pools: internally generated residential systems, internally generated commercial systems and customer accounts acquired through the ADT dealer program. The determination of the depreciable lives of subscriber systems, as defined below, included in property, plant and equipment, and the amortizable lives of customer contracts and related customer relationships included in intangible assets, are primarily based on historical attrition rates, third-party lifing studies and the useful life of the underlying tangible asset. The realizable value and remaining useful lives of these assets could be impacted by changes in customer attrition rates. If the attrition rates were to rise, Tyco may be required to accelerate the depreciation and amortization.

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

        Attrition rates for customers in our Global Electronic Security Services business were 14.8%, 15.1% and 15.9% on a trailing 12-month basis for 2005, 2004 and 2003, respectively.

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

        Product discounts granted are based on the terms of arrangements with direct, indirect and other markets participants. Rebates are estimated based on sales terms, historical experience and trend analysis.

        Loss Contingencies—Accruals are recorded for various contingencies including legal proceedings, self-insurance and other claims that arise in the normal course of business. The accruals are based on management's judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarially determined estimates. Additionally, the Company records receivables from third party insurers when recovery has been determined to be probable.

        Income Taxes—In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.

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

        Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such charges that would have a material effect on the Company's results of operations, cash flows or financial position.

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

        Goodwill—In performing the goodwill assessments, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment. Since management's judgment is involved in performing goodwill valuation analyses, there is risk that the carrying value of our goodwill may be overstated or understated.

        We elected to make the first day of the fourth quarter the annual impairment assessment date for all reporting units. Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit. This approach incorporates many assumptions including future growth rates, discount factors and income tax rates. Changes in economic and operating conditions impacting these assumptions could result in a goodwill impairment in future periods.

        Disruptions to our business such as end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, the divestiture of a significant component of a reporting unit and market capitalization declines may result in our having to perform a goodwill impairment first step valuation analysis for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future.

        The Company recorded goodwill impairments of $162 million in 2005, included in (loss) income from discontinued operations, and $96 million in 2004, of which $36 million is included in (loss) income from discontinued operations and the remaining $60 million is included in (gains) losses and impairments on divestitures, net on the Consolidated Statements of Income. Goodwill impairments in 2003 totaled $278 million.

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

Liquidity and Capital Resources

        The following table summarizes the sources of our cash flow from operating activities and the use of a portion of that cash in our operations for the years ended September 30, 2005, 2004 and 2003 ($ in millions):

	2005	2004	2003
Cash flows from operating activities:
Operating income	$5,795	$5,236	$2,877
Non-cash restructuring and other credits, net	(18)	(33)	(46)
Impairment of long-lived assets	6	51	825
(Gains) losses and impairments on divestitures, net	(271)	111	—
Goodwill impairment	—	—	278
Depreciation and amortization(1)	2,100	2,119	2,142
Deferred income taxes	(41)	167	367
Provision for losses on accounts receivable and inventory	234	318	573
Debt and refinancing cost amortization	30	55	116
Other, net(2)	200	78	96
Net (increase) decrease in working capital	(204)	94	(344)
Decrease in sale of accounts receivable	(18)	(929)	(119)
Interest income	123	91	107
Interest expense	(815)	(956)	(1,147)
Income tax expense	(984)	(1,123)	(729)

Net cash provided by operating activities	$6,137	$5,279	$4,996

Other cash flow items:
Capital expenditures, net(3)	$(1,272)	$(987)	$(1,255)
Decrease in sale of accounts receivable	18	929	119
Acquisition of customer accounts (ADT dealer program)	(328)	(254)	(597)
Cash paid for purchase accounting and holdback/earn-out liabilities	(47)	(105)	(267)
Voluntary pension contributions	115	567	205

(1)
Includes depreciation expense of $1,447 million, $1,428 million and $1,420 million in 2005, 2004 and 2003, respectively and amortization of intangible assets ($653 million, $691 million and $722 million in 2005, 2004 and 2003, respectively).

(2)
Includes the add-back of net losses on the retirement of debt of $1,013 million, $284 million and $128 million in 2005, 2004 and 2003, respectively.

(3)
Includes net proceeds of $94 million, $141 million and $124 million received for the sale/disposition of property, plant and equipment in 2005, 2004 and 2003, respectively.

        The net change in total working capital was a cash decrease of $204 million in 2005. The significant changes in working capital included a $714 million increase in accounts receivable offset by an increase of $424 million in accounts payable.

        The provision for losses on accounts receivable and inventory decreased from $318 million during the year ended September 30, 2004 to $234 million for the current period. This decrease was largely the result of improved accounts receivable aging due to an overall improved credit profile of the customer base, particularly in the Fire and Security Segment, and better collections. Additionally, our allowance for doubtful accounts decreased from $516 million at September 30, 2004 to $422 million at September 30, 2005 primarily due to the write-off of fully reserved receivables and improved aging of accounts receivable at Fire and Security. The change in the inventory provision also contributed to the decrease, however to a much lesser extent.

        Cash flows from operating activities and other cash flow items by segment were as follows for the year ended September 30, 2005 ($ in millions):

	Fire and Security	Electronics	Healthcare	Engineered Products and Services	Corporate and Other	Total
Cash flows from operating activities:
Operating income (loss)	$1,216	$1,852	$2,286	$672	$(231)	$5,795
Restructuring, impairment and other (credits) charges, net	—	(11)	3	2	(6)	(12)
Non-cash losses and impairments on divestitures, net	18	—	8	(1)	(296)	(271)
Depreciation	582	491	262	104	8	1,447
Intangible assets amortization	524	68	57	4	—	653

Depreciation and amortization	1,106	559	319	108	8	2,100
Deferred income taxes	—	—	—	—	(41)	(41)
Provision for losses on accounts receivable and inventory	71	84	41	38	—	234
Debt and refinancing cost amortization	—	—	—	—	30	30
Net (increase) decrease in working capital and other(1)	(277)	(311)	236	(88)	436	(4)
Decrease in sale of accounts receivable	(8)	(1)	(9)	—	—	(18)
Interest income	—	—	—	—	123	123
Interest expense	—	—	—	—	(815)	(815)
Income tax expense	—	—	—	—	(984)	(984)

Net cash provided by operating activities	$2,126	$2,172	$2,884	$731	$(1,776)	$6,137

Other cash flow items:
Capital expenditures, net	$(389)	$(458)	$(326)	$(88)	$(11)	$(1,272)
Decrease in sale of accounts receivable	8	1	9	—	—	18
Acquisition of customer accounts (ADT dealer program)	(328)	—	—	—	—	(328)
Cash paid for purchase accounting and holdback/earn-out liabilities	(10)	(18)	(14)	(5)	—	(47)
Voluntary pension contributions	82	25	8	—	—	115

(1)
Includes the add back of $1,013 million related to a loss on the retirement of debt.

        During 2005, 2004 and 2003 we paid out $161 million, $228 million and $499 million, respectively, in cash related to restructuring activities. See Note 2 to our Consolidated Financial Statements for further information regarding our restructuring activities. We anticipate a cash outflow of approximately $50 million in 2006 related to restructuring activities in our Electronics segment.

        During 2005, 2004 and 2003, Tyco paid $328 million, $254 million and $597 million of cash, respectively, to acquire 0.4 million, 0.3 million and 0.6 million customer contracts for electronic security services through the ADT dealer program.

        During 2005, 2004 and 2003, we paid $47 million, $105 million and $267 million, respectively, in cash for purchase accounting and holdback/earn-out liabilities. Holdback liabilities represent a portion of the purchase price that is withheld from the seller pending finalization of the acquisition balance sheet. Certain acquisitions have provisions which require Tyco to make additional "earn-out" payments to the sellers if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. These earn-out payments are tied to certain performance measures, such as revenue, gross margin or earnings growth. At September 30, 2005 holdback/earn-out liabilities on our Consolidated Balance

Sheets were $148 million, of which $79 million are included in accrued and other current liabilities and $69 million are included in other liabilities.

        At September 30, 2005, the acquisition liabilities on our Consolidated Balance Sheets were $70 million, of which $24 million is included in accrued and other current liabilities and $46 million is included in other liabilities.

        During 2005, the Company sold various businesses for aggregate net proceeds of $295 million of which $120 million relates to the TGN business. The purchaser of the TGN also assumed certain liabilities.

        In 2005, Surgical, a division of Tyco's Healthcare segment, acquired Vivant, a developer of microwave ablation medical technology. The transaction is valued at approximately $66 million cash, with up to approximately $35 million additional cash to be paid in the future based on the achievement of certain milestones. Additionally, in November 2005, Tyco's Healthcare segment acquired a controlling interest in Floreane Medical Implants, a manufacturer of surgical mesh products. Both of these transactions strengthen Healthcare's surgical product portfolio.

        We continue to fund capital expenditures to improve the cost structure of our businesses, to invest in new processes and technology, and to maintain high quality production standards. Capital spending increased to $1.3 billion in 2005 from $1.0 billion in 2004. The level of capital expenditures is not expected to exceed depreciation in 2006 and is expected to increase slightly relative to the level of spending in 2005.

        The amount of income taxes paid, net of refunds, during the year was $790 million.

        During the first half of 2006, we expect cash outflows of approximately $500 million for resolution of certain previously accrued legal and legacy matters including a patent dispute in the Healthcare segment, an SEC enforcement action and certain holdback liabilities.

Capitalization

        Shareholders' equity was $32.5 billion or $16.10 per share, at September 30, 2005, compared to $30.3 billion or $15.07 per share, at September 30, 2004. This increase was due primarily to net income of $3.0 billion and share options exercised of $351 million. These increases were partially offset by dividends declared of $805 million, the repurchase of shares of $300 million, and an increase in the minimum pension liability of $200 million, net of income taxes.

        At September 30, 2005, total debt decreased $4.0 billion to $12.6 billion, as compared to $16.6 billion at September 30, 2004. Total debt as a percentage of total capitalization (total debt and shareholders' equity) was 28% at September 30, 2005 and 35% at September 30, 2004. The decrease in debt resulted principally from our repurchase of convertible debentures as discussed below ($2.0 billion) and scheduled repayments of debentures ($1.8 billion). Our cash balance decreased to $3.2 billion at September 30, 2005, as compared to $4.5 billion at September 30, 2004. The decrease in cash was primarily due to the convertible debt repurchases and scheduled debt repayments referred to above. Capital expenditures, and to a lesser extent, dividend payments and acquisition of customer accounts, also contributed to the cash decrease. Furthermore, the Company used $300 million of cash to repurchase shares in the open market in connection with the $1.5 billion share repurchase program approved by the Board of Directors in July 2005. These decreases were partially offset by cash flows from operations.

        On December 16, 2004, Tyco International Group S.A., a wholly-owned subsidiary of the Company organized under the laws of Luxembourg ("TIGSA"), entered into a $1.0 billion 5-year revolving credit facility expiring on December 16, 2009. This facility replaced TIGSA's $1.0 billion 364-day revolving credit facility, which was terminated prior to its scheduled expiration date of December 20, 2004. There were no amounts outstanding under the 364-day revolving credit facility on the date of its termination. TIGSA also holds a $1.5 billion 3-year revolving bank credit facility expiring on December 22, 2006 and a $500 million 3-year unsecured letter of credit facility expiring on June 15, 2007. At September 30, 2005, letters of credit in the amount of $488 million have been issued under the $500 million facility and a remaining $12 million is available for issuance. There were no amounts borrowed under any of these facilities.

        In 2005, the Company repurchased $1.2 billion aggregate principal amount of its outstanding 2.75% convertible senior debentures due 2018 with a 2008 put option for cash of $1.8 billion and $750 million aggregate principal amount of its outstanding 3.125% convertible senior debentures due 2023 with a 2015 put option for cash of $1.1 billion. These repurchases resulted in a $1.0 billion loss on the retirement of debt, including the write-off of unamortized debt issuance costs, which is reflected in other expense, net, in the Consolidated Statement of Income.

        We plan to use available cash to continue to fund internal growth and cost reduction opportunities within our businesses. Additionally, we believe that our cash flow generation capability will allow us to continue to strengthen our balance sheet and return capital to shareholders. While debt reduction and share repurchases are our focus in the near term, we will also consider appropriate acquisitions should the opportunity arise.

        The Company's bank credit agreements contain a number of financial covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation, and amortization and minimum levels of net worth, and limits on the incurrence of liens. At September 30, 2005, the Company had two remaining synthetic lease facilities, of which one will expire in July of 2006, with other covenants, including interest coverage and leverage ratios. The Company's outstanding indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions. None of these covenants is presently considered restrictive to the Company's operations. The Company is currently in compliance with all of its debt covenants.

        In 2005, we made voluntary contributions to our pension plans totaling approximately $115 million.

        On December 9, 2004, the Board of Directors approved an increase in the quarterly dividend on our common shares from $0.0125 to $0.10 per share. As a result, dividend payments were $628 million in 2005 and are expected to approximate $800 million in 2006.

        The following table details the trend of our debt ratings:

	At September 30, 2005		At September 30, 2004
	Short Term	Long Term	Short Term	Long Term
Moody's	Prime-3	Baa 3	Prime-3	Baa3
Standard & Poor's	A2	BBB+	A2	BBB
Fitch	F2	BBB+	F2	BBB+

        On August 3, 2005, Standard & Poor's Rating Services raised the corporate credit and senior unsecured ratings for Tyco International Ltd. and subsidiaries to BBB+ from BBB.

        The security ratings set forth above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Commitments and Contingencies

Contractual Obligations

        A summary of our contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable operating leases and other obligations at September 30, 2005 is as follows ($ in millions):

	2006	2007	2008	2009	2010	Thereafter
Debt(1)	$1,954	$759	$1,383	$1,734	$19	$6,705
Operating leases(2)	583	449	344	248	165	548
Purchase obligations(3)	183	29	20	9	9	28

Total contractual cash obligations(4)	$2,720	$1,237	$1,747	$1,991	$193	$7,281

(1)
Includes capital lease obligations and excludes interest.

(2)
Includes obligations under an off-balance sheet leasing arrangement under which a subsidiary of the Company has the option to buy five cable laying sea vessels (see Note 17 to the Consolidated Financial Statements).

(3)
Purchase obligations consist of commitments for purchases of good and services.

(4)
Minimum pension funding requirements are not included as such amounts have not been determined for all periods presented. The minimum required contributions to our pension plans are expected to be approximately $118 million in 2006.

        At September 30, 2005, the Company had outstanding letters of credit and letters of guarantee in the amount of $1.4 billion.

        At September 30, 2005, TIGSA had unsecured credit facilities of $1.5 billion due December 22, 2006, and $1.0 billion due December 16, 2009, both of which were undrawn and available (see Note 15 to the Consolidated Financial Statements). In addition, certain of the Company's operating subsidiaries have overdraft and similar types of facilities, which total $605 million, of which $599 million was undrawn and available at September 30, 2005. These facilities expire at various dates through the year 2013, most of which are renewable and are established primarily within our international operations.

        At September 30, 2005, the Company had a contingent purchase price liability of $80 million related to the 2001 acquisition of Com-Net by Electronics. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in Tyco's Consolidated Financial Statements as the outcome of this contingency cannot be reasonably determined.

        In June 2004, TIGSA entered into a $500 million 3-year unsecured letter of credit facility. The facility provides for the issuance of letters of credit, supported by a related line of credit facility. TIGSA may only borrow under the line of credit agreement to reimburse the bank for obligations with respect to letters of credit issued under this facility. The covenants under this facility are substantially similar to TIGSA's bank credit facilities entered into during December 2003 and the indenture related to TIGSA's 6% notes due 2013 issued in November 2003. TIGSA would pay interest on any outstanding borrowings at a variable interest rate, based on the bank's base rate or the Eurodollar rate, as defined. Upon the occurrence of certain credit events, the interest rate on the outstanding borrowings becomes fixed. The issuance of letters of credit under this facility during 2004 enabled the Company to release approximately $480 million of restricted cash and investments. As of September 30, 2005, letters of credit in the amount of $488 million have been issued under the $500 million facility and a remaining $12 million is available for issuance. There were no amounts borrowed under any of these facilities.

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

        In 2005, the Company recorded a charge of $50 million, which represents the Company's best estimate of the amount in fines and penalties management believes the Company will likely pay to resolve the matters raised in the SEC's investigation. The Company is engaged in discussions with the SEC's Division of Enforcement to resolve the matters raised in the SEC's investigation. Final resolution of these matters is subject to a number of uncertainties, including finalizing the terms of a settlement that the Enforcement Staff will agree to recommend to the Commission, the Company's submission of an offer of settlement approved by the Tyco Board of Directors, and the Commission's approval of the settlement offer. Until such events have occurred, the charge is subject to change.

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

        When appropriate, the Company settles claims; however, the total amount paid to date to settle and defend all asbestos claims has been immaterial. As of September 30, 2005, there were approximately 14,000 asbestos liability cases pending against the Company and its subsidiaries.

        During the 2005, the Company undertook a detailed study of its pending asbestos claims and also developed an estimate of asbestos claims that were incurred but not reported, as well as related insurance and indemnification recoveries. The impact of this study was not material to the Company's financial position, results of operations or cash flows. The Company's estimate of the liability for pending and future claims is based on claim experience over the past five years and covers claims expected to be filed through 2012. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, the Company believes that the final outcome of all known and anticipated future claims, after taking into account its substantial indemnification rights and insurance coverage, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Income Taxes

        Tyco and its subsidiaries' income tax returns are periodically examined by various regulatory tax authorities. In connection with such examinations, tax authorities, including the United States Internal Revenue Service, have raised issues and proposed tax deficiencies. The Company is reviewing the issues raised by the tax authorities and is contesting certain of the proposed tax deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been recorded through the income tax provision, equity or goodwill, as applicable. The American Jobs Creation Act of 2004 (the "AJCA"), signed into law in October 2004, replaces an export incentive with a deduction from domestic manufacturing income. It is not expected that the AJCA will have a material impact on the Company's income tax provision. The AJCA also allows the Company to repatriate up to $500 million of permanently reinvested foreign earnings in 2006 at an effective tax rate of 5.25%. This incentive would apply to the Company's U.S. owned controlled foreign companies. The Company continues to review whether to take advantage of this provision of the AJCA.

Compliance Matters

        In 2003 an allegation was brought to our attention that during the period from 1999 through 2003 certain improper payments were made by a non-U.S. subsidiary of Tyco with 2004 revenue of $40 million. With the assistance of outside counsel, we conducted an internal investigation into this allegation to determine whether certain payments were correctly recorded in the books and records of the subsidiary. We have taken remedial steps and have reported the results of our investigation to the U.S. Department of Justice ("DOJ") and the SEC. We are cooperating with their inquiries.

        On March 29, 2005 and August 9, 2005, Tyco reported to the DOJ and the SEC the investigative steps and remedial measures that it has taken in response to a number of recent allegations of improper payments. Tyco also informed the DOJ and the SEC that it has retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act, that it would continue to make periodic progress reports to them, and that it would present its factual findings upon conclusion of the baseline review.

        At this time, Tyco cannot predict the outcome of its disclosures of these matters reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of any or all of these matters.

Other Matters

        The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or cash flows.

Backlog

        At September 30, 2005, we had a backlog of unfilled orders of $13.6 billion, compared to a backlog of $13.0 billion at September 30, 2004. We expect that approximately 75% of our backlog at September 30, 2005 will be filled during 2006. Backlog by reportable industry segment at September 30 is as follows ($ in millions):

	2005	2004
Fire and Security	$6,732	$6,726
Engineered Products and Services	4,007	3,469
Electronics	2,591	2,454
Healthcare	272	280
Corporate and Other(1)	—	120

	$13,602	$13,049

(1)
2004 includes the TGN business which was classified as held for sale at September 30, 2004 and sold during 2005.

        Within Fire and Security, backlog remained flat in part due to increased bookings within Fire Protection in North America, offset by the continued recognition of deferred revenues on leased security systems as a result of the transition to a direct-consumer sales model in 2003. Backlog for Fire and Security includes recurring revenue-in-force, which represents twelve months' fees for monitoring and maintenance services under contract in the security business. The amount of recurring revenue-in-force at September 30, 2005 and September 30, 2004 was $3,550 million and $3,559 million, respectively. Within Engineered Products and Services, backlog increased at Infrastructure Services as a result of projects in Venezuela and Canada, as well as expanding sectors in Flow Control Asia and North America. Favorable changes in foreign currency exchange rates also contributed to the increase.

Within Electronics, backlog increased primarily due to stronger orders from improving business conditions across the majority of its end markets. Backlog in Healthcare represents unfilled orders, which, in the nature of the businesses, are normally shipped shortly after purchase orders are received. We do not view backlog in Healthcare to be a significant indicator of the level of future sales activity.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

        Tyco utilized several programs under which it sold participating interests in accounts receivable to investors who, in turn, purchased and received ownership and security interests in those receivables. As collections reduced accounts receivable included in the pool, the Company sold new receivables. The Company retained the risk of credit loss on the receivables and, accordingly, the full amount of the reserve was retained on the Consolidated Balance Sheets. The proceeds from the sales were used to repay short-term and long-term borrowings and for working capital and other corporate purposes and were reported as operating cash flows in the Consolidated Statements of Cash Flows. The sale proceeds were less than the face amount of accounts receivable sold by an amount that approximated the cost that would have been incurred if commercial paper had been issued backed by these accounts receivable. The discount from the face amount is accounted for as a loss on the sale of receivables and has been included in selling, general and administrative expenses in the Consolidated Statements of Income. Such discount aggregated $18 million and $29 million, or 3.1% and 3.5% of the weighted-average balance of the receivables outstanding, during 2004 and 2003, respectively. The Company retained collection and administrative responsibilities for the participating interests in the defined pool.

        During 2004, the Company reduced outstanding balances under its accounts receivable programs by $929 million, of which $812 million related to three of its corporate accounts receivable programs which were terminated in 2005. No amounts were utilized under these programs at September 30, 2004 and through the date of termination. The remaining reduction of $117 million related to certain of the Company's international businesses selling fewer accounts receivable as a short-term financing mechanism. These transactions qualify as true sales. The aggregate amount outstanding under international accounts receivable programs was $80 million and $99 million at September 30, 2005 and 2004, respectively.

Variable Interest Entities

        The Company has programs under which it sells machinery and equipment to investors who, in turn, purchase and receive ownership and security interests in those assets. As such, the Company may have certain investments in those affiliated companies whereby it provides varying degrees of financial support and where the investors are entitled to a share in the results of those entities but do not consolidate these entities. While these entities may be substantive operating companies, they have been evaluated for potential consolidation under FIN No. 46.

        The Company had three synthetic lease programs utilized, to some extent, by all of the Company's segments to finance capital expenditures for manufacturing machinery and equipment and for ships used by Tyco Submarine Telecommunications. During 2003 the Company restructured one of the synthetic leases to meet the requirements of FIN No. 46 for off-balance sheet accounting. In 2003 in conjunction with adopting FIN No. 46, the Company also evaluated other investments and concluded that four joint ventures that were previously accounted for under the equity method of accounting within Tyco Infrastructure Services, in which we own a minority interest, met the consolidation criteria set forth in FIN No. 46. Accordingly, these ventures were consolidated onto the Company's balance sheet effective July 1, 2003, and were subsequently deconsolidated as of March 31, 2004 upon the adoption of FIN No. 46R.

Guarantees

        Certain of the Company's business segments have guaranteed the performance of third-parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from 2006 through the completion of such transactions. The guarantees would be triggered in the event of nonperformance and the potential exposure for nonperformance under the guarantees would not have a material effect on the Company's financial position, results of operations or cash flows.

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

        The Company has guaranteed the fair value of certain vessels not to exceed $235 million, and as of September 30, 2005 expects the obligation to be $54 million, which is recorded in the accompanying Consolidated Balance Sheet, based on its estimate of the fair value of the vessels (see "Liquidity and Capital Resources—Contractual Obligations" above).

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

        The Company generally records estimated product warranty costs at the time of sale. For further information on estimated product warranty, see Notes 1 and 15 to the Consolidated Financial Statements.

Accounting Pronouncements

        In September 2004, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." This EITF requires that contingently convertible debt securities with a market price trigger be included in diluted earnings per share, regardless of whether the market price trigger has been met. EITF No. 04-8 became effective for Tyco on October 1, 2004 and required retroactive restatement of previously reported earnings per share. The adoption of this EITF did not impact diluted earnings per share for any period presented.

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

        In December 2004, the FASB issued SFAS No. 123R which requires all share-based payments to employees to be recognized in the financial statements based on their fair values. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"), "Accounting for Stock Issued to Employees." Effective October 1, 2005, Tyco adopted the provisions of SFAS No. 123R using the modified prospective method. Under this method compensation expense is recorded for all unvested options over the related vesting period beginning in the quarter of adoption. The Company previously applied the intrinsic value based method prescribed in APB Opinion No. 25 in accounting for employee stock-based compensation. Upon adoption of SFAS No. 123R, the Company will recognize stock-based compensation costs ratably over the service period, which is the earlier of the retirement eligibility date, if the grant contains provisions such that the award becomes fully vested upon retirement, or the stated vesting period. For grants issued to retirement eligible employees prior to the adoption of SFAS No. 123R, the Company will recognize compensation costs over the stated vesting period with acceleration of any unrecognized compensation costs if and when an employee elects to retire. This statement also amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reflected as financing cash inflows rather than operating cash inflows. The impact of the adoption of SFAS No. 123R is estimated to result in a compensation charge for fiscal year 2006 in the range of approximately $0.06 to $0.07 per diluted share.

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

        In June 2005, the FASB issued Staff Position ("FSP") No. 143-1, "Accounting for Electronic Equipment Waste Obligations," which provides guidance on accounting for historical waste obligations associated with the European Union Waste, Electrical and Electronic Equipment Directive ("WEEE Directive"). FSP No. 143-1 is effective for the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable European Union member country. Because European Union member countries have not yet, among other steps, (i) fully enacted their national laws relating to WEEE, (ii) completed implementation of their administrative measures and programs, (iii) clarified the scope of products considered WEEE, and/or (iv) established pricing for recycling of WEEE, the Company can not at this time reasonably estimate the effect of applying this guidance in future periods. The Company continues to monitor WEEE developments in the respective EU countries in an effort to reflect the impact of this Directive.

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
  effect of income tax audit settlements;

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

  •
  potential further impairment of our goodwill and/or our long-lived assets;

  •
  the impact of fluctuations in the price of Tyco common shares;

  •
  changes in U.S. and non-U.S. government regulations in general, and in particular changes in rules and regulations regarding the safety, efficacy, sales, promotions, insurance reimbursement and pricing of Tyco's disposable medical products and other specialty products, as well as changes in rules and regulations regarding the retirement and disposal of certain electrical products;

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are subject to market risk associated with changes in interest rates and foreign currency exchange rates. In order to manage the volatility relating to our more significant market risks, we enter into forward foreign currency exchange contracts, cross-currency swaps, foreign currency options, and interest rate swaps. We do not anticipate any material changes in our primary market risk exposures in 2006.

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

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Total debt:
Fixed rate (US$)	1,914	13	1,351	800	5	5,757	9,840	10,637
Average interest rate	6.0%	10.5%	3.1%	6.1%	6.3%	6.1%	—	—
Fixed rate (Euro)	5	725	2	825	2	8	1,567	1,641
Average interest rate	4.4%	6.1%	7.6%	5.5%	8.5%	6.9%	—	—
Fixed rate (Yen)	4	3	2	1	—	53	63	63
Average interest rate	1.9%	1.9%	1.9%	1.9%	—	5.0%	—	—
Fixed rate (British Pound)	—	—	—	—	—	872	872	945
Average interest rate	—	—	—	—	—	6.5%	—	—
Fixed rate (Other)	7	6	4	2	2	6	27	27
Average interest rate	5.4%	5.5%	5.1%	5.1%	17.8%	1.1%	—	—
Variable rate (US$)	9	1	10	94	7	2	123	123
Average interest rate(1)	3.7%	5.8%	13.3%	7.7%	12.1%	6.9%	—	—
Variable rate (Euro)	10	11	13	11	—	—	45	45
Average interest rate(1)	3.4%	3.4%	3.5%	3.5%	—	—	—	—
Variable rate (Other)	5	1	1	1	1	8	17	17
Average interest rate(1)	6.1%	12.7%	13.2%	13.2%	13.2%	13.2%	—	—
Cross Currency Swap:
British Pound to USD	—	—	—	—	—	350	350	70
Average pay rate(1)	—	—	—	—	—	5.9%	—	—
Average receive rate	—	—	—	—	—	6.5%	—	—
Interest rate swaps:
Fixed to variable (US$)	—	—	—	—	—	2,750	2,750	10
Average pay rate(1)	—	—	—	—	—	5.7%	—	—
Average receive rate	—	—	—	—	—	6.3%	—	—
Fixed to variable (British Pound)	—	—	—	—	—	350	350	10
Average pay rate(1)	—	—	—	—	—	5.9%	—	—
Average receive rate	—	—	—	—	—	6.5%	—	—

(1)
Weighted-average variable interest rates are based on applicable rates at September 30, 2005 per the terms of the contracts of the related financial instruments.

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

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate (Euro)	5	725	2	825	2	8	1,567	1,641
Average interest rate	4.4%	6.1%	7.6%	5.5%	8.6%	6.9%	—	—
Fixed rate (Yen)	4	3	2	1	—	53	63	63
Average interest rate	1.9%	1.9%	1.9%	1.9%	—	1.9%	—	—
Fixed rate (British Pound)	—	—	—	—	—	872	872	945
Average interest rate	—	—	—	—	—	6.5%	—	—
Fixed rate (Other)	7	6	4	2	2	6	27	27
Average interest rate	5.4%	5.5%	5.1%	5.1%	17.8%	1.1%	—	—
Variable rate (Euro)	10	11	13	11	—	—	45	45
Average interest rate(1)	3.4%	3.4%	3.5%	3.5%	—	—	—	—
Variable rate (Other)	5	1	1	1	1	8	17	17
Average interest rate(1)	6.1%	12.7%	13.2%	13.2%	13.2%	13.2%	—	—
Forward contracts:
Pay US$/Receive Euro	2,347	—	—	—	—	—	2,347	(94)
Average contractual exchange rate	1.25	—	—	—	—	—	—	—
Pay US$/Receive Yen	678	—	—	—	—	—	678	(29)
Average contractual exchange rate	106.37	—	—	—	—	—	—	—
Pay US$/Receive British Pound	533	—	—	—	—	—	533	(2)
Average contractual exchange rate	1.77	—	—	—	—	—	—	—
Pay US$/Receive Singapore Dollar	248	—	—	—	—	—	248	(6)
Average contractual exchange rate	1.65	—	—	—	—	—	—	—
Pay US$/Receive Australian Dollar	238	—	—	—	—	—	238	(2)
Average contractual exchange rate	0.76	—	—	—	—	—	—	—
Pay US$/Receive Swiss Francs	161	—	—	—	—	—	161	(2)
Average contractual exchange rate	1.27	—	—	—	—	—	—	—
Pay US$/Receive Hong Kong Dollar	153	—	—	—	—	—	153	—
Average contractual exchange rate	7.77	—	—	—	—	—	—	—
Pay US$/Receive Mexican Peso	103	—	—	—	—	—	103	—
Average contractual exchange rate	10.95	—	—	—	—	—	—	—
Pay US$/Receive South Korean Won	66	—	—	—	—	—	66	(1)
Average contractual exchange rate	1,013.40	—	—	—	—	—	—	—
Pay US$/Receive New Zealand Dollars	62	—	—	—	—	—	62	—
Average contractual exchange rate	0.68	—	—	—	—	—	—	—
Pay Yen/Receive Euro	51	—	—	—	—	—	51	—
Average contractual exchange rate	135.04	—	—	—	—	—	—	—
Pay US$/Receive Swedish Krona	48	—	—	—	—	—	48	(1)
Average contractual exchange rate	7.56	—	—	—	—	—	—	—
Pay US$/Receive Hungary Forint	35	—	—	—	—	—	35	(1)
Average contractual exchange rate	202.57	—	—	—	—	—	—	—
Pay US$/Receive Denmark Kroner	33	—	—	—	—	—	33	—
Average contractual exchange rate	6.12	—	—	—	—	—	—	—
Pay US$/Receive Canada Dollars	29	—	—	—	—	—	29	4
Average contractual exchange rate	1.20	—	—	—	—	—	—	—
Pay US$/Receive Polish Zloty	17	—	—	—	—	—	17	—
Average contractual exchange rate	3.25	—	—	—	—	—	—	—
Pay Australian Dollar/Receive Euro	17	—	—	—	—	—	17
Average contractual exchange rate	1.60	—	—	—	—	—	—	—
Pay US$/Receive Norwegian Krone	14	—	—	—	—	—	14	—
Average contractual exchange rate	6.53	—	—	—	—	—	—	—
Pay Euro/Receive British Pounds	14	—	—	—	—	—	14	1
Average contractual exchange rate	0.70	—	—	—	—	—	—	—
Pay US$/Receive Malaysian Ringgit	13	—	—	—	—	—	13	—
Average contractual exchange rate	3.76	—	—	—	—	—	—	—
Pay Polish Zloty/Receive Euro	11	—	—	—	—	—	11	(1)
Average contractual exchange rate	4.22	—	—	—	—	—	—	—
Pay Thai Baht/Receive US$	9	—	—	—	—	—	9
Average contractual exchange rate	41.32	—	—	—	—	—	—	—
Pay Czech Koruna/Receive US$	7	—	—	—	—	—	7
Average contractual exchange rate	24.48	—	—	—	—	—	—	—
Pay Swedish Krona/Receive Euro	6	—	—	—	—	—	6	—
Average contractual exchange rate	9.21	—	—	—	—	—	—	—
Pay South African Rand/Receive Euro	5	—	—	—	—	—	5	—
Average contractual exchange rate	8.22	—	—	—	—	—	—	—

(1)
Weighted-average variable interest rates are based on applicable rates at September 30, 2005 per the terms of the contracts of the related financial instruments.

        In addition to the forward foreign currency exchange contracts presented in the table above, the Company held forward contracts in 14 different currency pairs, with individual notional amounts that are not material.

Item 8. Financial Statements and Supplementary Data

        The following consolidated financial statements and schedule specified by this Item, together with the reports thereon of Deloitte & Touche LLP and PricewaterhouseCoopers LLP, are presented following Item 15 of this report:

        Financial Statements:

    Management's Responsibility for Financial Statements

    Reports of Independent Registered Public Accounting Firms

    Consolidated Statements of Income for the years ended September 30, 2005, 2004 and 2003

    Consolidated Balance Sheets at September 30, 2005 and 2004

    Consolidated Statements of Shareholders' Equity for the years ended September 30, 2005, 2004 and 2003

    Consolidated Statements of Cash Flows for the years ended September 30, 2005, 2004 and 2003

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

        Information on quarterly results of operations is set forth in Note 25 to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        The information required by Regulation S-K, Item 304(a) has previously been reported by the Company. There have been no disagreements with our accountants, as defined in Regulation S-K, Item 304(b).

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as and when required.

        There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, these internal controls.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of record that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of September 30, 2005.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements included in this Form 10-K, as stated in their report which is included herein.

December 9, 2005

Item 9B. Other Information

        On December 6, 2005, George W. Buckley, a director of Tyco International Ltd., verbally notified Tyco of his intention to resign from the Board of Directors effective on December 7, 2005. Mr. Buckley joined Tyco's Board in December 2002 and was a member of Compensation and Human Resources Committee. Mr. Buckley resigned his seat on the Board of Directors in connection with his appointment as Chairman of the Board, Chief Executive Officer and President of 3M Company.

        On December 9, 2005, Tyco and Richard Meelia, the President of Tyco Healthcare, agreed to amend Mr. Meelia's retention agreement to extend the expiration date of the voluntary termination provision set forth therein from December 31, 2005 to June 30, 2007. The revised retention agreement continues in effect all provisions of his prior agreement through June 30, 2007, with the following modifications: (i) cash severance benefits payable upon termination of employment will be credited with interest for the period January 1, 2006 through payment at a rate of 4.32%; (ii) payment or commencement of certain benefits are delayed for six months following termination of employment; and (iii) instead of vesting over three years following termination of employment, the unvested portions of Mr. Meelia's pre-fiscal year 2005 options will vest immediately upon termination of employment and the exercise period for specified options has been shortened or otherwise modified in order to comply with the requirements of Section 409A of the Internal Revenue Code. The amendment is filed as an exhibit to this Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information concerning Directors and Executive Officers may be found under the captions "Proposal Number One—Election of Directors," "—Committees of the Board of Directors," "—Nomination of Directors," and "—Executive Officers" in our definitive proxy statement for our 2006 Annual General Meeting of Shareholders (the "2006 Proxy Statement"), which will be filed with the Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2006 Proxy Statement set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Information regarding shareholder communications with our Board of Directors may be found under the caption "Communications with the Board of Directors" in our 2006 Proxy statement and is incorporated herein by reference.

Code of Ethics

        We have adopted the Tyco Guide to Ethical Conduct, which applies to all employees, officers and directors of Tyco. Our Guide to Ethical Conduct meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K and applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as well as all other employees, as indicated above. Our Guide to Ethical Conduct also meets the requirements of a code of business conduct and ethics under the listing standards of the New York Stock Exchange, Inc. Our Guide to Ethical Conduct is posted on our website at www.tyco.com under the heading "Our Commitment—Governance." We will also provide a copy of our Guide to Ethical Conduct to shareholders upon request. We intend to disclose any amendments to our Guide to Ethical Conduct, as well as any waivers for executive officers or directors, on our website.

Item 11. Executive Compensation

        Information concerning executive compensation may be found under the captions "Executive Officer Compensation," "Compensation of Non-Employee Directors," and "Compensation Committee Interlocks and Insider Participation" of our 2006 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information in our 2006 Proxy Statement set forth under the captions "Executive Officer Compensation—Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The information in our 2006 Proxy Statement set forth under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

        The information in our 2006 Proxy Statement set forth under the captions "Proposal Number Two—Re-Appointment of Independent Auditors and Authorization of the Audit Committee to Set Their Remuneration," "—Audit and Non-Audit Fees" and "—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors" is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
(1) and (2) Financial Statements and Supplementary Data—See Item 8.

(3)
Exhibit Index:

Exhibit Number	Exhibit
3.1
Memorandum of Association (as altered) (Incorporating all amendments to July 2, 1997) (Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 filed on May 15, 2003 to make this exhibit electronically available because it was last filed with the Commission in paper format).
3.2
Certificate of Incorporation (Incorporating all amendments to July 2, 1997) (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 filed on May 15, 2003 to make this exhibit electronically available because it was last filed with the Commission in paper format).
3.3
Amended and Restated Bye-Laws of Tyco International Ltd. (incorporating all amendments as of March 25, 2004). (Incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A for the Annual General Meeting of Shareholders on March 25, 2004 filed on January 28, 2004).
4.1
Form of Indenture, dated as of June 9, 1998, among Tyco International Group S.A. ("TIGSA"), Tyco and The Bank of New York, as trustee (Incorporated by reference to Exhibit 4.1 to Post-effective Amendment No. 1 to the Registrant's and TIGSA's Co-Registration Statement on Form S-3 (No. 333-50855) filed on June 9, 1998).
4.2
Indenture by and among TIGSA, Tyco, and State Street Bank and Trust Company, as trustee, dated as of February 12, 2001 relating to Zero Coupon Convertible Debentures due 2021 (Incorporated by reference to Exhibit 4.1 to the Registrants' and TIGSA's Co-Registration Statement on Form S-3 (No. 333-57180) filed March 16, 2001).
4.3
Indenture between Tyco and State Street Bank and Trust Company, as trustee, dated as of November 17, 2000 relating to Zero Coupon Convertible Debentures due 2020 (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 (No. 333-51548) filed on December 8, 2000).
4.4
Indenture by and among TIGSA and U.S. Bank, N.A., as trustee, dated as of January 13, 2003 relating to Series A 2.75% Convertible Senior Debentures due 2018 and Series B 3.125% Convertible Senior Debentures due 2023 (Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002 filed on February 14, 2003).
4.5
Supplemental Indenture No. 1, dated January 10, 2003, by and among TIGSA, Tyco International Ltd. and U.S. Bank, N.A. (Incorporated by reference to Exhibit 99(D)(2) to the Registrants' and TIGSA's Schedule TO filed on January 14, 2003).
4.6
Indenture dated as of November 12, 2003, among Tyco International Group S.A., Tyco International Ltd. and The Bank of New York, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 filed on February 17, 2004).

4.7
First Supplemental Indenture dated as of November 12, 2003, among Tyco International Group S.A., Tyco International Ltd. and The Bank of New York, as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 filed on February 17, 2004).
4.8
Supplemental Indenture No. 3, dated as of January 9, 1998 among Tyco International Group S.A., Tyco International Ltd. and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.4 to the Registrant's Post-Effective Amendment No. 1 Registration Statement on Form S-3 (333-50855) filed on June 9, 1998).
4.9
Supplemental Indenture No. 6, dated as of November 2, 1998 among Tyco International Group S.A., Tyco International Ltd. and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-4 (333-71493) filed on January 29, 1999).
4.10
Supplemental Indenture No. 7, dated as of January 12, 1999 among Tyco International Group S.A., Tyco International Ltd. and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.7 to the Registrant's Post-Effective Amendment No. 2 Registration Statement on Form S-3 (333-50855) filed on January 26, 1999).
4.11
Supplemental Indenture No. 8, dated as of January 12, 1999 among Tyco International Group S.A., Tyco International Ltd. and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.7 to the Registrant's Post-Effective Amendment No. 2 to Registration Statement on Form S-3 (333-50855) filed on January 26, 1999).
4.12
Supplemental Indenture No. 13, dated as of April 4, 2000 among Tyco International Group S.A., Tyco International Ltd. and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 (333-42128) filed on July 24, 2000).
4.13
Supplemental Indenture No. 15, dated as of February 21, 2001 among Tyco International Group S.A., Tyco International Ltd. and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.2 to Tyco International Group SA's Post-Effective Amendment No. 1 to Form S-3 (333-44100) filed on February 28, 2001).
4.14
Supplemental Indenture No. 16, dated as of February 21, 2001 among Tyco International Group S.A., Tyco International Ltd. and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.3 to Tyco International Group SA's Post-Effective Amendment No. 1 to Form S-3 (333-44100) filed on February 28, 2001).
4.15
Supplemental Indenture No. 18, dated July 30, 2001, among Tyco International Group S.A., Tyco International Ltd. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.5 to Tyco International Group SA's Post Effective Amendment No. 2 to Form S-3 (333-44100) filed on August 3, 2001).
4.16
Form of Supplemental Indenture No. 19, dated July 30, 2001, among Tyco International Group S.A., Tyco International Ltd. and The Bank of New York, as Trustee (Incorporated by reference to Tyco International Group SA's Post Effective Amendment No. 2 to Form S-3 (333-44100) filed August 3, 2001).
4.17
Supplemental Indenture No. 20, dated as of October 26, 2001 among Tyco International Group S.A., Tyco International Ltd. and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.4 to the Registrant's Post-Effective Amendment No. 1 to Form S-3 (333-68508) filed on November 2, 2001).

4.18
Certain instruments defining the rights of holders of the Company's, its consolidated subsidiaries' and Tyco International Group S.A.'s long-term debt, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company agrees to furnish a copy of these agreements to the Commission upon request.
10.1
The Tyco International Ltd. Long Term Incentive Plan (formerly known as the ADT 1993 Long-Term Incentive Plan) (as amended May 12, 1999) (Incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 (No. 333-80391) filed on June 10, 1999).(1)
10.2	1994 Restricted Stock Ownership Plan for Key Employees (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (No. 333-93261) filed on December 21, 1999).(1)
10.3
Tyco International (US) Inc. Supplemental Executive Retirement Plan, amended and restated as of October 1, 2000, dated December 30, 2000 (Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)
10.4
Second Amendment to Tyco International (US) Inc. Supplemental Executive Retirement Plan, dated February 14, 2002 (Incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)
10.5
Third Amendment to Tyco International (US) Inc. Supplemental Executive Retirement Plan, dated July 30, 2002 (Incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)
10.6
Amendments to the Tyco International Ltd. Supplemental Executive Retirement Plan, dated December 24, 2003 (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)(2)
10.7
December 2003 Amendment to Tyco International (US) Inc. Supplemental Executive Retirement Plan, dated December 24, 2003 (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)
10.8
Amendment No. 2004-1 to the Tyco International (US) Inc. Supplemental Executive Retirement Plan, dated April 30, 2004 (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)
10.9	The Amended and Restated Tyco International Ltd. Deferred Compensation Plan for Directors (Effective January 1, 2005). (Filed herewith).(1)
10.10	The Tyco International Ltd. Long Term Incentive Plan II (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (No. 333-75037) filed March 25, 1999).(1)
10.11
Change in Control Severance Plan for Certain U.S. Officers and Executives dated January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 16, 2005).(1)

10.12
Retention Agreement for L. Dennis Kozlowski dated January 22, 2001 and Amendment thereto dated August 1, 2001 (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 filed December 28, 2001).(1)
10.13
Retention Agreement for Mark H. Swartz dated January 22, 2001 and Amendment thereto dated August 1, 2001 (Incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 filed December 28, 2001).(1)
10.14
Retention Agreement for Richard J. Meelia dated February 14, 2002 (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 filed February 14, 2002).(1)
10.15
Amendment to Retention Agreement dated as of December 9, 2004, by and between Tyco International Ltd. And Richard J. Meelia (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 17, 2004).(1)
10.16	Amendment to Retention Agreement dated as of December 9, 2005, by and between Tyco International Ltd. and Richard J. Meelia (Filed herewith).(1)
10.17
Edward D. Breen Employment Contract dated July 25, 2002 (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed August 14, 2002).(1)
10.18
David J. FitzPatrick Employment Contract dated September 18, 2002 (Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 filed on December 30, 2002).(1)
10.19
First Amendment to the Executive Employment Agreement, dated as of September 18, 2004, by and between David J. FitzPatrick and Tyco International Ltd. (Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)
10.20
Resignation Agreement and General Release between Tyco International Ltd. and David J. FitzPatrick (incorporated by reference to exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 30, 2005).(1)
10.21
William B. Lytton Employment Contract dated September 30, 2002 (Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 filed on December 30, 2002).(1)
10.22
First Amendment to the Executive Employment Agreement, dated as of September 30, 2004, by and between William B. Lytton and Tyco International Ltd. (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)
10.23
Employment Offer Letter dated February 14, 2005 between Tyco International Ltd. and Christopher J. Coughlin (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 15, 2005).(1)
10.24
Tyco International Ltd. UK Savings Related Share Option Plan (Incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 filed on December 30, 2002).(1)

10.25	Tyco Employee Stock Purchase Plan, as amended May 2003 (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 dated July 30, 2003).(1)
10.26
Tyco International (Ireland) Employee Share Scheme (Incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 filed on December 30, 2002).(1)
10.27	Tyco Supplemental Savings and Retirement Plan, amended and restated effective January 1, 2005. (Filed herewith).(1)
10.28
Juergen Gromer Employment Contract effective October 1, 1999 and executed on June 19, 2000. (Incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2003 filed on December 17, 2003).(1)
10.29
Tyco International Ltd. 2004 Stock and Incentive Plan (Incorporated by reference to Appendix B to the Registrant's Proxy Statement for the fiscal year ended September 30, 2003 filed on January 28, 2004).(1)
10.30
Amendment to Tyco International Ltd. 2004 Stock and Incentive Plan, effective as of October 1, 2004 (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)
10.31	Amendment to Tyco International Ltd. 2004 Stock and Incentive Plan, effective as of September 22, 2005 (Filed herewith).(1)
10.32
Terms and Conditions of Option Award, Restricted Stock Award, and Restricted Unit Award and Form of Director Deferred Stock Unit Award Letter under the 2004 Stock and Incentive Plan (Incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)
10.33
Tyco International (US) Inc. Severance Plan for U.S. Officers and Executives (Incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)
10.34
Amended Severance Plan for U.S. Officers and Executives (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2005 filed on May 11, 2005).(1)
10.35
Three-Year Credit Agreement dated as of December 22, 2003 among Tyco International Group S.A., Tyco International Ltd., Bank of America, N.A., as Paying Agent, the banks named therein, and Bank of America, N.A. and Citicorp North America, as Co- Administrative Agents (Incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003).
10.36
Five-Year Credit Agreement dated as of December 16, 2004 among Tyco International Group S.A., Tyco International Ltd., each lender from time to time party thereto, and Bank of America, N.A. and Citigroup USA, Inc., as Co-Administrative Agents (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 22, 2004).

10.37
Amendment dated as of December 16, 2004, among Tyco International Group S.A., Tyco International Ltd., each required lender from time to time party thereto, and Bank of America, N.A., as Paying Agent, to the Three-Year Credit Agreement dated as of December 22, 2003 among Tyco International Group S.A., Tyco International Ltd., the banks named therein, and bank of America, N.A. and Citigroup North America, as Co-Administrative Agents (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 22, 2004).
10.38
Amendment No. 1, dated April 15, 2005 to the Five-Year Credit Agreement dated as of December 16, 2004 among Tyco International Group S.A., Tyco International Ltd., each lender from time to time thereto, and Bank of America, N.A. and Citigroup USA, Inc., as Co-Administrative Agents (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2005 filed on May 11, 2005).
10.39
Amendment No. 2 dated as of April 15, 2005 among Tyco International Group, S.A., Tyco International Ltd., each required lender from time to time party thereto, and Bank of America, N.A., as Paying Agent, to the Three-Year Credit Agreement dated as of December 22, 2003 among Tyco International Group S.A., Tyco International Ltd., the banks named therein, and Bank of America, N.A. and Citigroup North America, as Co-Administrative Agents (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2005 filed on May 11, 2005).
18.1	Letter from Deloitte and Touche LLP regarding the preferability of a change in measurement date for pension and post-retirement benefits (Filed herewith).
21.1	Subsidiaries of the registrant (Filed herewith).
23.1	Consent of Deloitte and Touche LLP (Filed herewith).
23.2	Consent of PricewaterhouseCoopers LLP (Filed herewith).
24.1	Power of Attorney (Filed herewith).
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

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
Date: December 9, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on December 9, 2005 in the capacities indicated below.

Name	Title

/s/ EDWARD D. BREEN Edward D. Breen	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
/s/ CHRISTOPHER J. COUGHLIN Christopher J. Coughlin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ CAROL ANTHONY DAVIDSON Carol Anthony Davidson	Senior Vice President and Controller (Principal Accounting Officer)
* Adm. Dennis C. Blair	Director
* Brian Duperreault	Director
* Bruce S. Gordon	Director

* Rajiv L. Gupta	Director
* John A. Krol	Director
* H. Carl McCall	Director
* Mackey J. McDonald	Director
* Dr. Brendan R. O'Neill	Director
* Sandra S. Wijnberg	Director
* Jerome B. York	Director

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

TYCO INTERNATIONAL LTD.
Index to Consolidated Financial Information

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Discussion of Management's Responsibility

        We are responsible for the preparation, integrity and fair presentation of the consolidated financial statements and related information appearing in this report. We take these responsibilities very seriously and are committed to being recognized as a leader in governance, controls, clarity and transparency of financial statements. We are committed to making honesty, integrity and transparency the hallmarks of how we run Tyco. We believe that to succeed in today's environment requires more than just compliance with laws and regulations—it requires a culture based upon the highest levels of integrity and ethical values. Expected behavior starts with our Board of Directors and our senior team leading by example and includes every one of Tyco's 247,900 global employees, as well as our customers, suppliers and business partners. One of our most crucial objectives is continuing to restore public, employee and shareholder confidence in Tyco. We believe this is being accomplished; first, by issuing financial information and related disclosures that are accurate, complete and transparent so investors are well informed; second, by supporting a leadership culture based on an ethic of uncompromising integrity and accountability; and third, by recruiting, training and retaining high-performance individuals who have the highest ethical standards. We take full responsibility for meeting this objective, adopting appropriate accounting standards, designing and maintaining adequate systems of internal and disclosure controls and devoting our full commitment and the necessary resources to these items.

Dedication to Governance, Controls and Financial Reporting

        Throughout 2005, we continued to make significant progress designing, maintaining and monitoring internal controls over financial reporting and disclosures and improving our corporate governance practices, many of which are discussed in this Annual Report on Form 10-K. We believe that a strong control environment is a dynamic process. Therefore, we intend to continue to devote the necessary resources to maintain and improve our internal controls and corporate governance.

        Our Audit Committee meets regularly and separately with management, Deloitte & Touche LLP, our independent auditors, and our internal auditors to discuss financial reports, controls and auditing.

        We, our Board and our Audit Committee are all committed to excellence in governance, financial reporting and controls.

/s/ EDWARD D. BREEN Edward D. Breen Chairman and Chief Executive Officer	/s/ CHRISTOPHER J. COUGHLIN Christopher J. Coughlin Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tyco International Ltd.

        We have audited the accompanying consolidated balance sheets of Tyco International Ltd. and subsidiaries (the "Company") as of September 30, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. Our audit also included the financial statement schedule for the years ended September 30, 2005 and 2004, listed in the Index at Item 15a. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Notes 8 and 18 to the consolidated financial statements, in 2005, the Company changed the measurement date of its pension and post retirement plans from September 30 to August 31.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 9, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

New York, New York
December 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tyco International Ltd.

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Tyco International Ltd. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Tyco's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, and under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2005 of the Company and our report dated December 9, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company's change of its measurement date for its pension and post retirement plans from September 30 to August 31.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
New York, New York December 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Shareholders of Tyco International Ltd.

        In our opinion, the accompanying consolidated statement of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of Tyco International Ltd. and its subsidiaries for the year ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended September 30, 2003 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        As discussed in Note 8, the Company adopted provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, in fiscal year 2003.

/s/ PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP New York, New York November 4, 2003 (except as to the impact of Discontinued Operations disclosed in Note 4, for which the date is December 9, 2005.)
the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF INCOME

Years ended September 30, 2005, 2004 and 2003
(in millions, except per share data)

	2005	2004	2003
Revenue from product sales	$31,955	$30,337	$27,114
Service revenue	7,772	8,074	7,142

Net revenue	39,727	38,411	34,256
Cost of product sales	21,192	19,515	17,783
Cost of services	4,767	5,145	4,435
Selling, general and administrative expenses	8,231	8,141	8,131
Restructuring and other charges (credits), net	10	206	(73)
Impairment of long-lived assets	6	52	825
(Gains) losses and impairments on divestitures, net	(274)	116	—
Goodwill impairment	—	—	278

Operating income	5,795	5,236	2,877
Interest income	123	91	107
Interest expense	(815)	(956)	(1,147)
Other expense, net	(911)	(286)	(223)

Income from continuing operations before income taxes and minority interest	4,192	4,085	1,614
Income taxes	(984)	(1,123)	(729)
Minority interest	(9)	(14)	(3)

Income from continuing operations	3,199	2,948	882
(Loss) income from discontinued operations, net of income taxes	(188)	(69)	173

Income before cumulative effect of accounting change	3,011	2,879	1,055
Cumulative effect of accounting change, net of income taxes	21	—	(75)

Net income	$3,032	$2,879	$980

Basic earnings per share:
Income from continuing operations	$1.59	$1.47	$0.44
(Loss) income from discontinued operations	(0.09)	(0.03)	0.09

Income before cumulative effect of accounting change	1.50	1.44	0.53
Cumulative effect of accounting change	0.01	—	(0.04)

Net income	$1.51	$1.44	$0.49

Diluted earnings per share:
Income from continuing operations	$1.51	$1.38	$0.44
(Loss) income from discontinued operations	(0.09)	(0.03)	0.09

Income before cumulative effect of accounting change	1.42	1.35	0.53
Cumulative effect of accounting change	0.01	—	(0.04)

Net income	$1.43	$1.35	$0.49

Weighted-average number of shares outstanding:
Basic	2,012	2,001	1,995
Diluted	2,167	2,221	2,049

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2005 and 2004
(in millions, except share data)

	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$3,196	$4,467
Accounts receivable, less allowance for doubtful accounts of $422 and $516, respectively	6,732	6,096
Inventories	4,197	4,179
Prepaid expenses and other current assets	1,857	1,710
Deferred income taxes	1,200	1,012
Assets held for sale	1,355	2,170

Total current assets	18,537	19,634
Property, plant and equipment, net	9,238	9,314
Goodwill	24,557	24,800
Intangible assets, net	5,085	5,311
Other assets	5,204	4,608

Total Assets	$62,621	$63,667

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$1,954	$2,037
Accounts payable	3,065	2,625
Accrued and other current liabilities	5,765	5,009
Deferred revenue	771	730
Liabilities held for sale	280	875

Total current liabilities	11,835	11,276
Long-term debt	10,600	14,542
Other liabilities	7,675	7,489

Total Liabilities	30,110	33,307

Commitments and contingencies (Note 17)
Minority interest	61	68
Shareholders' Equity:
Preference shares, $1 par value, 125,000,000 shares authorized, none outstanding	—	—
Common shares, $0.20 par value, 4,000,000,000 shares authorized; 2,014,853,113 and 2,009,867,009 shares outstanding, net of 12,024,224 and 12,864,837 shares owned by subsidiaries, respectively	403	402
Capital in excess:
Share premium	8,540	8,315
Contributed surplus, net	15,249	15,319
Accumulated earnings	7,993	5,740
Accumulated other comprehensive income	265	516

Total Shareholders' Equity	32,450	30,292

Total Liabilities and Shareholders' Equity	$62,621	$63,667

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended September 30, 2005, 2004 and 2003
(in millions)

	Number of Common Shares	Common Shares $0.20 Par Value	Share Premium	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at September 30, 2002	1,996	$399	$8,147	$15,043	$2,081	$(1,589)	$24,081
Comprehensive income:
Net income					980		980
Currency translation						1,446	1,446
Unrealized gain on marketable securities, net of income taxes						2	2
Unrealized gain on derivative instruments, net of income taxes						3	3
Minimum pension liability, net of income taxes						(135)	(135)

Total comprehensive income							$2,296

Dividends declared					(100)		(100)
Restricted share grants, net of forfeitures	1
Share options exercised, including tax benefit of $37	1	1	14	37			52
Compensation expense				38			38
Other				2			2

Balance at September 30, 2003	1,998	400	8,161	15,120	2,961	(273)	26,369
Comprehensive income:
Net income					2,879		2,879
Currency translation						704	704
Unrealized gain on marketable securities, net of income taxes						3	3
Unrealized loss on derivative instruments, net of income taxes						(4)	(4)
Minimum pension liability, net of income taxes						86	86

Total comprehensive income							$3,668

Dividends declared					(100)		(100)
Restricted share grants, net of forfeitures	3	1		(1)			—
Share options exercised, including tax benefit of $158	8	1	154	158			313
Compensation expense				37			37
Other	1			5			5

Balance at September 30, 2004	2,010	402	8,315	15,319	5,740	516	30,292
Comprehensive income:
Net income					3,032		3,032
Currency translation						(48)	(48)
Unrealized loss on marketable securities, net of income taxes						(3)	(3)
Minimum pension liability, net of income taxes						(200)	(200)

Total comprehensive income							$2,781

Dividends declared					(805)		(805)
Restricted share grants, net of forfeitures	2	1		(1)			—
Share options exercised, including tax benefit of $126	11	2	223	126			351
Repurchase of common shares by subsidiary	(10)	(2)		(298)			(300)
Compensation expense				77			77
Exchange of convertible debt due 2010	2			25			25
Reporting calendar alignment, net of income taxes					26		26
Other			2	1			3

Balance at September 30, 2005	2,015	$403	$8,540	$15,249	$7,993	$265	$32,450

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended September 30, 2005, 2004 and 2003
(in millions)

	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$3,032	$2,879	$980
Deduct:
(Loss) income from discontinued operations, net of income taxes	(188)	(69)	173
Cumulative effect of accounting change, net of income taxes	21	—	(75)

Income from continuing operations	3,199	2,948	882
Adjustments to reconcile net cash provided by operating activities:
Non-cash restructuring and other credits, net	(18)	(33)	(46)
Impairment of long-lived assets	6	51	825
(Gains) losses and impairments on divestitures, net	(271)	111	—
Goodwill impairment	—	—	278
(Gains) loss on investments, net	(24)	1	87
Depreciation and amortization	2,100	2,119	2,142
Deferred income taxes	(41)	167	367
Provision for losses on accounts receivable and inventory	234	318	573
Debt and refinancing cost amortization	30	55	116
Loss on the retirement of debt	1,013	284	128
Other non-cash items	132	93	107
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(714)	(145)	219
Decrease in sale of accounts receivable	(18)	(929)	(119)
Contracts in progress	(43)	16	(87)
Inventories	(124)	(246)	386
Other current assets	79	119	(23)
Accounts payable	424	79	(575)
Accrued and other liabilities	118	(105)	(594)
Income taxes	202	411	169
Other	(147)	(35)	161

Net cash provided by operating activities	6,137	5,279	4,996
Net cash provided by discontinued operating activities	77	134	377
Cash Flows From Investing Activities:
Capital expenditures, net	(1,272)	(987)	(1,255)
Acquisition of customer accounts (ADT dealer program)	(328)	(254)	(597)
Acquisition of businesses, net of cash acquired	(82)	(15)	(44)
Purchase accounting and holdback/earn-out liabilities	(47)	(105)	(267)
Divestiture of businesses, net of cash retained by businesses sold	295	236	9
(Increase) decrease in investments	(272)	423	(385)
(Increase) decrease in restricted cash	(2)	342	(228)
Other	(16)	(25)	58

Net cash used in investing activities	(1,724)	(385)	(2,709)
Net cash used in discontinued investing activities	(30)	(46)	(31)
Cash Flows From Financing Activities:
Net repayment of short-term debt	(2,021)	(2,647)	(7,906)
Proceeds from issuance of long-term debt	—	2,224	4,388
Repayment of long-term debt, including debt tenders	(2,969)	(4,345)	(1,098)
Proceeds from exercise of share options	226	155	15
Dividends paid	(628)	(100)	(101)
Repurchase of common shares by subsidiary	(300)	(1)	(1)
Other	(23)	(24)	(8)

Net cash used in financing activities	(5,715)	(4,738)	(4,711)
Net cash used in discontinued financing activities	(81)	(8)	(3)
Effect of currency translation on cash	65	45	89
Net (decrease) increase in cash and cash equivalents	(1,271)	281	(1,992)
Cash and cash equivalents at beginning of year	4,467	4,186	6,178

Cash and cash equivalents at end of year	$3,196	$4,467	$4,186

Supplementary Cash Flow Information:
Interest paid	$852	$976	$1,142
Income taxes paid, net of refunds	790	545	129

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Summary of Significant Accounting Policies

        Basis of Presentation—The Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd., a company organized under the laws of Bermuda, and its subsidiaries (Tyco and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Tyco") and have been prepared in United States Dollars, and in accordance with Generally Accepted Accounting Principles in the United States ("GAAP"). Unless otherwise indicated, references in the Consolidated Financial Statements to 2005, 2004 and 2003 are to Tyco's fiscal year ended September 30, 2005, 2004 and 2003, respectively.

        Principles of Consolidation—Tyco is a holding company which conducts its business through its operating subsidiaries. The Company is a global, diversified company that provides products and services in four business segments: Fire and Security, Electronics, Healthcare and Engineered Products and Services (see Note 22). The Company consolidates companies in which it owns or controls more than fifty percent of the voting shares. Also, the Company consolidates variable interest entities in which the Company bears a majority of the risk to the entities' potential losses or stands to gain from a majority of the entities' expected returns. All significant intercompany transactions have been eliminated. The results of companies acquired or disposed of during the year are included in the Consolidated Financial Statements from the effective date of acquisition or up to the date of disposal.

        As of September 30, 2005, the Plastics and Adhesives business segment met the held for sale criteria and its results of operations have been included in discontinued operations for all periods presented.

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

        Revenue from the sales of products is recognized at the time title and risks and rewards of ownership pass. This is generally when the products reach the free-on-board shipping point, the sales price is fixed and determinable and collection is reasonably assured.

        Provisions for certain rebates, sales incentives, trade promotions, coupons, product returns and discounts to customers are accounted for as reductions in determining sales in the same period the related sales are recorded. These provisions are based on terms of arrangements with direct, indirect and other market participants. Rebates are estimated based on sales terms, historical experience and trend analysis.

        Sales of security monitoring systems include multiple elements including equipment installation, monitoring services and maintenance agreements. Amounts assigned to each component are based on that component's objectively determined fair value. If fair value cannot be objectively determined for a sale involving multiple elements, the Company recognizes the revenue from installation of services, along with the associated direct incremental costs, over the contract life.

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

        In providing services under certain contracts, Infrastructure Services (a business unit within Engineered Products and Services) incurs sub-contract and other costs that are paid by Infrastructure Services and re-billed to their customers. Prior to January 1, 2004, these costs were treated as "pass through" and were therefore not included in reported revenue and cost of revenue of Infrastructure Services. Effective January 1, 2004, retroactive to October 1, 2003, the Company began reflecting these sub-contract costs in both revenue and cost of revenue for Infrastructure Services, resulting in incremental revenue and cost of revenue of $649 million and $739 million for 2005 and 2004, respectively. The Company has not adjusted revenue or cost of revenue for the year ended September 30, 2003 as such change was not material. Further, such adjustment would have no impact on previously reported operating income, net income or cash flow.

        At September 30, 2005 and 2004, accounts receivable and other long-term receivables included retainage provisions of $91 million and $86 million, respectively, of which $31 million and $34 million are unbilled, respectively. These retainage provisions consist primarily of electronics contracts, fire protection contracts as well as transportation, water and environmental-related contracts and become due upon contract completion and acceptance. At September 30, 2005 the retainage provision included $57 million, which is expected to be collected during 2006. In addition, at September 30, 2005 and 2004, $28 million and $48 million, respectively, of accounts receivable were unbilled related to long-term contracts.

        Research and Development—Research and development expenditures are expensed when incurred and are included in cost of product sales. Customer-funded research and development are costs incurred by Tyco that are reimbursed by customers. There is no net impact on research and development expense on the Consolidated Statements of Income for customer-funded research and development. Research and development expense in our Consolidated Statements of Income reflects company-sponsored research and development only. See Note 23.

        Advertising—Advertising costs are expensed when incurred and are included in selling, general and administrative expenses. See Note 23.

        Employee Share Option Plans—Tyco measures compensation cost in connection with employee share option plans using the intrinsic value method and accordingly does not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant. Had the fair value based method been applied by Tyco, using the Black-Scholes option pricing model and the assumptions set forth in Note 20, the effect on net income and earnings per share for 2005, 2004 and 2003 would have been as follows ($ in millions, except per share data):

	2005	2004	2003
Net income, as reported	$3,032	$2,879	$980
Add: Employee compensation expense for share options included in reported net income, net of income taxes	10	7	8
Less: Total employee compensation expense for share options determined under fair value method, net of income taxes	(157)	(225)	(321)

Net income, pro forma	$2,885	$2,661	$667

Earnings per share:
Basic—as reported	$1.51	$1.44	$0.49
Basic—pro forma	1.43	1.33	0.33
Diluted—as reported	1.43	1.35	0.49
Diluted—pro forma	1.37	1.26	0.34

        In connection with the adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment," ("SFAS No. 123R") Tyco will begin expensing stock options in 2006 based on their fair values.

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

        On occasion, the Company is required to post cash collateral to secure reimbursements or indemnity obligations under letters of credit and performance guarantees in respect of various construction projects. The amount of restricted cash in collateral was $86 million (of which $44 million is included in current assets and $42 million is included in long-term assets) and $84 million (of which $30 million is included in current assets and $54 million is included in long-term assets) at September 30, 2005 and 2004, respectively.

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

        Property, Plant and Equipment, Net—Property, plant and equipment, net is recorded at cost less accumulated depreciation. Depreciation expense for 2005, 2004 and 2003 was $1,447 million, $1,428 million and $1,420 million, respectively. Maintenance and repair expenditures are charged to expense when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and related improvements	5 to 50 years
Leasehold improvements	Lesser of remaining term of the lease or economic useful life
Subscriber systems	10 to 14 years
Other machinery, equipment and furniture and fixtures	2 to 20 years

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

        Goodwill—Goodwill is assessed for impairment at least annually and as triggering events occur. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment.

        The Company has elected to make the first day of the fourth quarter the annual impairment assessment date for all reporting units. Statement of Financial Accounting Standards No. 142 defines a reporting unit as an operating segment or one level below an operating segment. Our reporting units as of September 30, 2005 were as follows: Electronic Security Services, Fire Protection Contracting and Services, Electronic Components, Wireless, Power Systems, Printed Circuit Group, Submarine Telecommunications, Medical Devices & Supplies, Retail, Pharmaceuticals, Flow Control and Fire & Building Products, Electrical and Metal Products, and Infrastructure Services. When changes occur in the composition of one or more segments or reporting units, the goodwill is reassigned to the segments or reporting units affected based on their relative fair value.

        Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit. This approach incorporates many assumptions including future growth rates, discount factors and income tax rates. Changes in economic and operating conditions impacting these assumptions could result in a goodwill impairment in future periods.

        Disruptions to the business such as end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, the divestiture of a significant component of a reporting unit, and market capitalization declines may result in our having to perform a goodwill impairment first step valuation analysis for some or all of Tyco's reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in additional charges for goodwill and other asset impairments in the future.

        Intangible Assets, Net—Intangible assets primarily include contracts and related customer relationships, and intellectual property. Certain contracts and related customer relationships result from purchasing residential security monitoring contracts from an external network of independent dealers who operate under the ADT dealer program. Acquired contracts and related customer relationships are recorded at their contractually determined purchase price. The Company incurs costs associated with maintaining and operating its ADT dealer program, including brand advertising and due diligence, which are expensed as incurred. In certain programs, dealers pay the Company a non-refundable amount for each of the contracts sold to the Company. This non-refundable charge represents dealer reimbursement to the Company for costs incurred by the Company associated with maintaining and operating the ADT dealer program. Accordingly, each acquired contract and related customer relationship was recorded at its contractually determined purchase price, net of a non-refundable amount charged to dealers at the time the contract was accepted for purchase.

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

        Intangible assets arising from the ADT dealer program described above are amortized in pools determined by the month of contract acquisition on an accelerated basis over the period and pattern of economic benefit that is expected to be obtained from the customer relationship. Based upon analyses of the period and pattern of economic benefit associated with the intangibles, which utilize information contained in attrition studies of the ADT dealer program customer base, conducted by a third party appraiser, the Company believes that the accelerated method that presently best achieves the matching objective above is the double-declining balance method based on a ten-year life for the first eight years of the estimated life of the customer relationship, converting to the straight-line method of amortization for the remaining four years of the estimated relationship period. Actual attrition data is regularly reviewed in order to assess the continued appropriateness of the accelerated method of amortization described above.

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

        Investments—The Company invests in equity and debt securities. Long-term investments in marketable equity securities that represent less than twenty percent ownership are marked to market at the end of each accounting period. Unrealized gains and losses are credited or charged to other comprehensive income within shareholders' equity for available for sale securities unless an unrealized loss is deemed to be other than temporary, in which case such loss is charged to earnings. Management determines the proper classification of investments in debt obligations with fixed maturities and equity securities for which there is a readily determinable market value at the time of purchase and reevaluates such classifications as of each balance sheet date. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statements of Income.

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

        For equity investments in which the Company exerts significant influence over operating and financial policies, the equity method of accounting is used. The Company's share of net income or losses of equity investments is included in the Consolidated Statements of Income and was not material in any period presented.

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

        Environmental Costs—Tyco is subject to laws and regulations relating to protecting the environment. Tyco provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. The Company discounts environmental liabilities using a risk-free rate of return when the obligation is fixed or reliably determinable. The impact of the discount on the Consolidated Balance Sheets at September 30, 2005 and 2004 was to reduce the obligation by $14 million and $20 million, respectively.

        Income Taxes—Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax bases of particular assets and liabilities and operating loss carryforwards, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

        Insurable Liabilities—The Company records liabilities for its workers' compensation, product, general and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. Certain insurable liabilities are discounted using a risk-free rate of return when the obligation is reliably determinable. The impact of the discount on the Consolidated Balance Sheets at September 30, 2005 and 2004 was to reduce the obligation by $31 million and $44 million, respectively. The Company maintains captive insurance companies to manage certain of its insurable liabilities. Additionally, the Company records receivables from third party insurers when recovery has been determined to be probable.

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

        Accounting Pronouncements—In September 2004, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." This EITF requires that contingently convertible debt securities with a market price trigger be included in diluted earnings per share, regardless of whether the market price trigger has been met. EITF No. 04-8 became effective for Tyco on October 1, 2004 and required retroactive restatement of previously reported earnings per share. The adoption of this EITF did not impact diluted earnings per share for any period presented.

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

        In December 2004, the FASB issued SFAS No. 123R which requires all share-based payments to employees to be recognized in the financial statements based on their fair values. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"), "Accounting for Stock Issued to Employees." Effective October 1, 2005, Tyco adopted the provisions of SFAS No. 123R using the modified prospective method. Under this method, compensation expense is recorded for all unvested options over the related vesting period beginning in the quarter of adoption. The Company previously applied the intrinsic value based method prescribed in APB Opinion No. 25 in accounting for employee stock-based compensation. Upon adoption of SFAS No. 123R, the Company will recognize stock-based compensation costs ratably over the service period, which is the earlier of the retirement eligibility date, if the grant contains provisions such that the award becomes fully vested upon retirement, or the stated vesting period. For grants issued to retirement eligible employees prior to the adoption of SFAS No. 123R, the Company will recognize compensation cost over the stated vesting period with acceleration of any unrecognized compensation cost if and when an employee elects to retire. This statement also amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reflected as financing cash inflows rather than operating cash inflows. The impact of the adoption of SFAS No. 123R is estimated to result in a compensation charge for fiscal year 2006 in the range of approximately $0.06 to $0.07 per diluted share.

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

        In June 2005, the FASB issued Staff Position ("FSP") No. 143-1, "Accounting for Electronic Equipment Waste Obligations," which provides guidance on accounting for historical waste obligations associated with the European Union Waste, Electrical and Electronic Equipment Directive ("WEEE Directive"). FSP No. 143-1 is effective for the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable European Union member country. Because European Union member countries have not yet, among other steps, (i) fully enacted their national laws relating to WEEE, (ii) completed implementation of their administrative measures and programs, (iii) clarified the scope of products considered WEEE, and/or (iv) established pricing for recycling of WEEE, the Company can not at this time reasonably estimate the effect of applying this guidance in future periods. The Company continues to monitor WEEE developments in the respective EU countries in an effort to reflect the impact of this Directive.

2.    Restructuring and Other Charges (Credits), Net

        Restructuring and other charges (credits), net, during the years ended September 30, 2005, 2004 and 2003 are as follows ($ in millions):

	2005	2004	2003
Fire and Security	$9	$175	$10
Electronics	(5)	(33)	(72)
Healthcare	3	11	(8)
Engineered Products and Services	5	53	8
Corporate and Other(1)	(1)	6	(21)

	11	212	(83)
Inventory (charges) credits in cost of sales	(1)	(6)	10

Restructuring and other charges (credits), net	$10	$206	$(73)

(1)
Includes net restructuring credits for the TGN business during 2005, 2004 and 2003 of $4 million, $0 million and $19 million, respectively.

2005 Charges and Credits

        During 2005, the Company recorded restructuring charges of $53 million including $1 million reflected in cost of sales for the non-cash write down in carrying value of inventory and $26 million, $15 million and $11 million related to employee severance and benefits, facilities exit costs and other costs, respectively. These charges related to several restructuring actions and facility exit plans which were initiated in 2005 as well as incremental costs incurred in 2005 related to actions initiated during 2004. Of these charges, $25 million related to actions initiated and completed in 2005 while the remaining $28 million related to actions which commenced prior to 2005. During 2005, the Company completed restructuring activities announced in prior years for amounts less than originally estimated, and accordingly reversed $22 million of restructuring reserves as a restructuring credit. In addition, the Company also sold assets which were previously written down to their net realizable value in prior years for amounts greater than originally estimated and recorded related gains as restructuring credits of $20 million. The restructuring credits were mainly incurred by Electronics.

        The $25 million of charges for 2005 restructuring initiatives were largely a result of actions taken by Electronics and Fire and Security segments which incurred severance of $11 million and $6 million, respectively. During 2005, the Company paid $17 million related to these actions and has $8 million accrued as of September 30, 2005. In addition, the Company transferred $4 million of severance liabilities from liabilities held for sale which resulted from the sale of TGN.

2004 Charges and Credits

        Activity in the Company's 2004 restructuring reserves is summarized as follows ($ in millions):

	Employee Severance and Benefits	Facilities Exit Costs	Other	Non-cash Charges	Total
Charges	$197	$60	$22	$6	$285
Utilization	(88)	(15)	(19)	(6)	(128)
Credits	(8)	—	—	—	(8)
Currency translation	1	1	—	—	2

Balance at September 30, 2004	102	46	3	—	151
Charges	6	7	6	—	19
Utilization	(78)	(21)	(7)	—	(106)
Credits	(13)	—	—	—	(13)
Currency translation	1	—	—	—	1

Balance at September 30, 2005	$18	$32	$2	$—	$52

        During 2004, the Company approved and announced to employees various plans to exit 181 facilities primarily in the United States. These plans included the termination of approximately 8,670 employees resulting in restructuring charges totaling $285 million, including $6 million reflected in cost of sales for the non-cash write-down in carrying value of inventory, $197 million for employee severance and benefits, $60 million for facility exit costs and $22 million for other related cost. Through September 30, 2005, a total of $166 million, $36 million and $26 million related to employee severance and benefits, facilities exit costs and other, respectively, had been expended related to these plans. During 2005, the Company completed certain activities related to these plans for amounts less than originally estimated, and accordingly the Company reversed $13 million of restructuring reserves as a restructuring credit.

        During 2004, the Company also sold certain cable-laying sea vessels and other assets that were written down their expected net realizable value in prior years for amounts greater than originally estimated and recorded related gains as restructuring credits of $40 million. During 2004, the Company also completed certain restructuring activities announced in prior years for amounts less than originally estimated, and accordingly the Company reversed $33 million of restructuring reserves as a restructuring credit.

        Restructuring and other charges (credits), net recorded by each segment were as follows:

        During 2004, Fire and Security recorded restructuring charges of $184 million related to 2004 restructuring plans, including $4 million reflected in cost of sales for the non-cash write down in carrying value of inventory. Additionally, Fire and Security completed certain restructuring activities announced in prior years for amounts less than originally estimated, and accordingly reversed $9 million of restructuring reserves as a restructuring credit.

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

        During 2004 Healthcare recorded restructuring charges of $13 million related to 2004 restructuring plans. Additionally, Healthcare completed restructuring activities announced in prior years for amounts less than originally anticipated, and accordingly reversed $2 million of restructuring reserves as a credit.

        During 2004, Engineered Products and Services recorded restructuring charges of $55 million related to 2004 restructuring plans including $1 million reflected in cost of sales for the non-cash write-down in carrying value of inventory. Additionally, Engineered Products and Services completed certain restructuring activities for amounts less than originally anticipated, and accordingly reflected $2 million as a restructuring credit during 2004.

        During 2004, Corporate recorded restructuring charges of $17 million related to the 2004 restructuring plans. In addition, Corporate completed certain restructuring activities announced in prior years for amounts less than originally anticipated, and accordingly reversed $7 million of restructuring reserves as a restructuring credit. In addition, during 2004, Corporate sold certain TGN assets that were written down to their expected net realizable value in prior years for amounts greater than originally anticipated and recorded the related gain as a restructuring credit of $4 million.

2003 Charges and Credits

        During 2003, the Company approved and announced to employees various plans to exit 22 facilities primarily in the United States and Germany. These plans included the termination of approximately 1,500 employees and other related exit costs. These decisions resulted in restructuring charges totaling $61 million, including $10 million reflected in cost of sales for the non-cash write-down in carrying value of inventory and $11 million of other non-cash charges, $30 million for employee severance and benefits, $8 million for facility exit costs and $2 million for other costs. At September 30, 2005, all actions under these plans have been completed and there are no reserves outstanding on the Company's Consolidated Balance Sheet.

        During 2003, the Company also recorded $144 million of restructuring and other credits which includes the reversal of restructuring reserves related to completing certain restructuring activities announced in prior years for amounts less than originally estimated.

        Restructuring and other charges (credits), net recorded by each segment were as follows:

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

        During 2003, Corporate recorded restructuring charges of $17 million related to 2003 restructuring plans which include $8 million in non-cash charges. In addition, Corporate recorded $38 million of restructuring and other credits which includes the reversal of restructuring reserves related to completing certain restructuring activities announced in prior years for amounts less than originally estimated.

2002 Charges and Credits

        Activity for the Company's 2002 restructuring reserves is summarized as follows ($ in millions):

	Employee Severance and Benefits	Facilities Exit Costs	Other	Non-cash Charges	Total
Balance at September 30, 2002	$168	$181	$419	$115	$883
Utilization	(120)	(58)	(265)	—	(443)
Credits	(18)	7	(48)	—	(59)
Transfers/reclassifications	—	—	(23)	(115)	(138)
Currency translation	5	(1)	(2)	—	2

Balance at September 30, 2003	35	129	81	—	245
Utilization	(16)	(43)	(27)	—	(86)
Credits	(11)	(2)	2	—	(11)
Transfers/reclassifications	—	(2)	—	—	(2)
Assets held for sale	—	(31)	(53)	—	(84)
Currency translation	1	—	—	—	1

Balance at September 30, 2004	9	51	3	—	63
Charges	—	4	2	—	6
Utilization	(7)	(16)	1	—	(22)
Credits	(1)	1	(5)	—	(5)
Transfer from held for sale	—	39	—	—	39

Balance at September 30, 2005	$1	$79	$1	$—	$81

        During 2002, the Company approved and announced to employees various plans to exit 193 facilities primarily in the United States, Europe and Latin America which includes the restructuring of certain operations within the Tyco Submarine Telecommunications business. These plans included the termination of approximately 13,800 employees and other related exit costs. These decisions resulted in restructuring charges totaling $1,911 million, including $635 million in cost of sales for the non-cash write-down in carrying value of inventory and $115 million recorded in selling, general and administrative expenses for an increase to the bad debt provision. The balance of these charges includes $377 million for employee severance and benefits, $274 million for facility exit costs, and $511 million for other related costs. Through September 30, 2005, a total of $284 million, $198 million and $445 million related to employee severance and benefits, facilities exit costs and other, respectively have been expended related to these plans. As of September 30, 2005, the Company's remaining obligations for the 2002 actions primarily related to long-term non-cancelable lease obligations for facilities within the Electronics segment totaling $79 million.

  Total Restructuring Reserves

        The Company's restructuring reserves by segment at September 30, 2005 and 2004 are as follows ($ in millions):

	2005	2004
Fire and Security	$45	$102
Electronics	91	74
Healthcare	1	10
Engineered Products and Services	9	36
Corporate and Other	3	5

Restructuring reserves	$149	$227

        At September 30, 2005 and 2004, restructuring reserves were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	2005	2004
Accrued and other current liabilities	$58	$165
Other liabilities	91	62

Restructuring reserves	$149	$227

3.    Charges for the Impairment of Long-Lived Assets

2005 Charges

        During 2005, there were no material charges in continuing operations related to the impairment of long-lived assets.

2004 Charges

        During 2004, the Company recorded total charges in continuing operations for the impairment of long-lived assets held for use of $52 million. Fire and Security recorded charges of $34 million primarily related to the write-down of a United States facility to its estimated fair value, and to a lesser extent, to the write-off of cash management software. In addition, Corporate, Engineered Products and Services, Electronics and Healthcare recorded combined charges of $18 million related to the impairment of property, plant and equipment.

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

        The Company recorded charges for the impairment of property, plant and equipment of $679 million at Corporate, of which $664 million related to the write-down of the TGN, which was classified as held for sale, to its estimated fair value, less costs to dispose. The TGN was sold in 2005. The remaining $15 million charge primarily related to the closure and relocation of corporate offices.

        In addition, other impairment charges of $2 million and $1 million that were recorded at Engineered Products and Services and Electronics, respectively.

4.    Discontinued Operations and Divestitures

Discontinued Operations

        In May 2005, Tyco announced its intent to explore the divesture of its Plastics and Adhesives business segment, a global manufacturer of plastic film, specialty tapes and adhesives, coated products and garment hangers. During 2005, as a result of consideration for potential sale and deteriorating operating results in the A&E Products business, the Company performed an interim assessment of the recoverability of both goodwill and long-lived assets in the Plastics and Adhesives segment. Estimated fair values of the reporting units and long-lived assets in Plastics and Adhesives were developed based on probability-weighted expected future cash flows of these assets. As a result of this assessment, the Company determined that the book value of certain long-lived assets in the A&E Products reporting unit of Plastics and Adhesives was greater than their estimated fair value and consequently recorded a long-lived asset impairment of $40 million. The Company also determined that the book value of the A&E Products reporting unit was in excess of its estimated fair value which resulted in a goodwill impairment charge of $162 million. At September 30, 2005, the Plastics and Adhesives segment met the held for sale criteria and its results of operations have been included in discontinued operations for all periods presented. The Company is negotiating a sales agreement with potential buyers and expects to complete a sale transaction in 2006. The Company has assessed the recoverability of the segment's carrying value at September 30, 2005 and will continue to assess recoverability based on current fair values, less cost to sell, until the businesses are sold. Depending on the outcome of the sale negotiations, the Company may incur additional impairment charges.

        During 2005, the Company divested eight businesses which were reported as discontinued operations within Fire and Security, Plastics and Adhesives and Engineered Products and Services. The Company reported losses on sale or additional impairments to write the carrying value of such assets down to their estimated fair value of $56 million during 2005. During 2004, the Company reported losses on the sale of discontinued operations of $132 million, of which $36 million related to goodwill impairments, to write the carrying value of such assets down to their fair value less cost to sell.

        During 2003, Tyco recorded income from discontinued operations of $20 million for a restitution payment made by Frank E. Walsh Jr., a former director.

        The following table reflects net revenue, pre-tax income from discontinued operations, pre-tax loss on sale of discontinued operations including impairments and costs to sell and income taxes for 2005, 2004 and 2003 ($ in millions):

	2005	2004	2003
Net revenue	$2,053	$2,631	$2,546
Pre-tax income from discontinued operations	84	71	208
Pre-tax loss on sale of discontinued operations	(262)	(132)	—
Income taxes	(10)	(8)	(35)

(Loss) income from discontinued operations, net of income taxes	$(188)	$(69)	$173

(Gains) losses and impairments on divestitures, net

        During 2003, the Company conducted a comprehensive review of its core businesses, and as a result, implemented a divestiture program in early 2004. During 2004, in connection with the program, the Company divested 21 and liquidated four non-core businesses across all business segments primarily within Fire and Security. During 2004, the Company recorded net losses and impairments on divestitures of $116 million (including $60 million of goodwill impairment charges) in continuing operations in connection with the divestiture or write-down to fair value of certain held for sale businesses.

        In November 2004, Tyco agreed to sell the TGN, its undersea fiber optic telecommunication network. The sale was consummated on June 30, 2005. As part of the sale transaction, Tyco received gross cash proceeds of $130 million, and the purchaser assumed certain liabilities. In connection with this sale, Tyco recorded a $303 million pre-tax gain which is reflected in (gains) losses and impairments on divestitures in the Consolidated Statement of Income for 2005. The Company has presented the operations of the TGN in continuing operations as the criteria for discontinued operations were not met.

        During 2005, the Company divested ten businesses that were reported as continuing operations in Fire and Security, Healthcare and Engineered Products and Services. The Company recorded net losses and impairments on divestitures of $32 million, including a $3 million charge reflected in cost of sales, in connection with the divestiture and liquidation of these businesses, as well as the write-down to estimated fair value of certain held for sale businesses.

Businesses held for sale

        The following table presents balance sheet information for discontinued operations and other businesses held for sale at September 30, 2005 and 2004 ($ in millions):

	2005	2004
Accounts receivable, net	$225	$420
Inventories	184	282
Prepaid expenses and other current assets	62	165
Property, plant and equipment, net	292	416
Goodwill and intangible assets, net	562	803
Other assets	30	84

Total assets	$1,355	$2,170

Accounts payable	$94	$227
Accrued and other current liabilities	138	399
Other liabilities	48	249

Total liabilities	$280	$875

5.    Acquisitions

Acquisitions

        In July 2005, Surgical, a division in Tyco's Healthcare segment, acquired Vivant Medical Inc. ("Vivant"), a developer of microwave ablation medical technology. The transaction is valued at approximately $66 million cash, with up to approximately $35 million additional cash to be paid in the future based on achieving certain milestones. Cash paid, net of cash acquired, for various other acquisitions totaled $16 million.

        During 2004, the Company completed the acquisition of two businesses within Engineered Products and Services and Fire and Security for an aggregate cost of $9 million.

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

Acquisition Liabilities

        At September 30, 2005 and 2004, acquisition liabilities were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	2005	2004
Accrued and other current liabilities	$24	$28
Other liabilities	46	94

	$70	$122

        These acquisition liabilities were established in connection with acquisitions in 2002 and prior and relate primarily to long-term non-cancelable lease obligations. The Company paid $29 million, $53 million and $169 million to fund acquisition liabilities during 2005, 2004 and 2003, respectively.

Holdback/Earn-out Liabilities

        The Company paid cash of approximately $18 million, $52 million and $98 million during 2005, 2004 and 2003, respectively, relating to holdback and earn-out liabilities related to certain prior period acquisitions. Holdback liabilities represent a portion of the purchase price withheld from the seller pending finalization of the acquisition balance sheet. Certain acquisitions have provisions that would require Tyco to make additional "earn-out" payments to the sellers if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. These earn-out payments are tied to certain performance measures, such as revenue, gross margin or earnings growth and are generally treated as additional purchase price.

        At September 30, 2005 and 2004, holdback/earn-out liabilities were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	2005	2004
Accrued and other current liabilities	$79	$59
Other liabilities	69	108

	$148	$167

ADT Dealer Program

        During 2005, 2004 and 2003, Tyco paid $328 million, $254 million and $597 million of cash, respectively, to acquire 0.4 million, 0.3 million and 0.6 million customer contracts for electronic security services through the ADT dealer program.

6.    Other Expense, Net

        On September 12, 2002, indictments were filed in the Supreme Court of the State of New York against Mr. L. Dennis Kozlowski, our former Chairman and Chief Executive Officer, and Mr. Mark H.

Swartz, our former Chief Financial Officer and director (together, the "Defendants"), alleging enterprise corruption, fraud, conspiracy, grand larceny, falsifying certain business records and other crimes. On June 17, 2005, a jury convicted the Defendants on 22 of 23 counts in the indictment. On September 19, 2005, the Defendants were sentenced in New York State Supreme Court to serve eight and one third years to twenty five years in prison and to make joint restitution to the Company in the amount of $134 million, resulting from the larceny convictions. The Court ordered the restitution payment to be made by no later than one year from the date of sentencing.

        The restitution award is comprised of $109 million of previously expensed compensation made to the defendants and reported as "Other expense, net" in prior years and $25 million related to a loan receivable from one of the Defendants which had been and remains reflected in the Company's consolidated financial statements as a receivable. In the fourth quarter of 2005, the Company recognized $109 million of income, included in "Other expense, net" in the accompanying Consolidated Statements of Income. The Defendants have filed a notice of appeal of the convictions. The Company considered the collectibility of the restitution award and assessed the likelihood of the Defendants' success upon appeal of the larceny convictions, which, if successful, could result in a change to the restitution order, and has concluded that receipt of the restitution award is probable.

        During 2005, other expense, net also included losses related to the repurchase of outstanding convertible debt prior to its scheduled maturity of $1,013 million. See Note 14 to the Consolidated Financial Statements for details regarding debt repurchases.

        During 2004, other expense, net consisted primarily of a net loss on the retirement of debt. The Company repurchased $303 million of its 7.2% notes due 2008 for cash of $341 million, which resulted in a $38 million loss, including unamortized debt issuance costs, on the retirement of debt. Additionally, the Company repurchased $517 million of its outstanding 2.75% convertible senior debentures with a 2008 put option. The total purchase price paid was $750 million and the repurchase resulted in a $241 million loss on the retirement of debt, including the write-off of unamortized debt issuance costs.

        During 2003, other expense, net consisted primarily of a net loss on the retirement of debt of $128 million and a loss relating to the write-down of various investments of $87 million. The value of the investments were reduced when it became evident that the declines in the fair value of the investments were other than temporary, predominately due to the continuing depressed economic conditions, specifically within the telecommunications industry.

7.    Income Taxes

        Significant components of income tax provision for each year are as follows ($ in millions):

	2005	2004	2003
Current:
United States:
Federal	$349	$391	$173
State	66	9	30
Non-U.S.	728	507	487

Current income tax provision	1,143	907	690
Deferred:
United States:
Federal	(74)	138	(136)
State	4	31	(128)
Non-U.S.	(89)	47	303

Deferred income tax provision	(159)	216	39

	$984	$1,123	$729

        Non-U.S. income from continuing operations before income taxes was $2,516 million, $3,340 million and $2,807 million for 2005, 2004 and 2003, respectively.

        The reconciliation between U.S. federal income taxes at the statutory rate and the Company's provision for income taxes on continuing operations for the years ended September 30, 2005, 2004 and 2003 are as follows ($ in millions):

	2005	2004	2003
Notional U.S. federal income tax expense at the statutory rate	$1,467	$1,430	$565
Adjustments to reconcile to the income tax provision:
U.S. state income tax (benefit) provision, net	48	41	(99)
Asset impairments	(109)	(19)	218
Non-U.S. net earnings(1)	(594)	(654)	(407)
Nondeductible charges	197	273	284
Valuation allowance	(281)	(8)	102
Loss on retirement of debt	354	98	45
Other	(98)	(38)	21

Provision for income taxes	$984	$1,123	$729

(1)
Excludes asset impairments, nondeductible charges, and other items which are broken out separately in the table.

        Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset at September 30, 2005 and 2004 are as follows ($ in millions):

	2005	2004
Deferred tax assets:
Accrued liabilities and reserves	$1,424	$1,565
Tax loss and credit carryforwards	3,165	2,846
Inventories	149	201
Postretirement benefits	582	496
Deferred revenue	225	254
Other	500	329

	6,045	5,691

Deferred tax liabilities:
Property, plant and equipment	(516)	(569)
Intangibles assets	(755)	(383)
Other	(231)	(262)

	(1,502)	(1,214)
Net deferred tax asset before valuation allowance	4,543	4,477
Valuation allowance	(1,867)	(1,967)

Net deferred tax asset	$2,676	$2,510

        At September 30, 2005, the Company had $3,967 million of net operating loss carryforwards in certain non-U.S. jurisdictions. Of these, $2,890 million have no expiration, and the remaining $1,077 million will expire in future years through 2015. In the U.S., there were approximately $4,162 million of federal and $5,128 million of state net operating loss carryforwards at September 30, 2005, which will expire in future years through 2025.

        The valuation allowance for deferred tax assets of $1,867 million and $1,967 million at September 30, 2005 and 2004, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires that a valuation allowance be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. At September 30, 2005, approximately $162 million of the valuation allowance will ultimately reduce goodwill if the net operating losses are utilized.

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

        Except for earnings that are currently distributed, no additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such earnings. A liability could arise if amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

        The American Jobs Creation Act of 2004 (the "AJCA"), signed into law in October 2004, replaces an export incentive with a deduction from domestic manufacturing income. It is not expected that the AJCA will have a material impact on the Company's income tax provision. The AJCA also allows the Company to repatriate up to $500 million of permanently reinvested foreign earnings in 2006 at an effective tax rate of 5.25%. The Company continues to review whether to take advantage of this provision of the AJCA.

8.    Cumulative Effect of Accounting Change

        During 2005, the Company changed the measurement date for its pension and postretirement benefit plans, from September 30th to August 31st. The Company believes that the one-month change of measurement date is a preferable change as it allows management adequate time to evaluate and report the actuarial information in the Company's Consolidated Financial Statements under the accelerated reporting deadlines. As a result of this change, the Company recorded a $21 million after-tax gain ($28 million pre-tax) cumulative effect adjustment. Refer to Note 18 for additional information on retirement plans.

        During 2003, the Company adopted Financial Accounting Standards Board Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," which requires identification of the Company's participation in Variable Interest Entities ("VIE's"), which are entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE's, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to VIE's, if any, bears a majority of the risk to its expected losses, or stands to gain from a majority of its expected returns.

        The Company has programs under which it sells machinery and equipment to investors who, in turn, purchase and receive ownership and security interests in those assets. As such, the Company may have certain investments in those affiliated companies whereby it provides varying degrees of financial support and where the investors are entitled to a share in the results of those entities, but the Company does not consolidate these entities. While these entities may be substantive operating companies, they have been evaluated for potential consolidation under FIN No. 46.

        The Company had three synthetic lease programs utilized, to some extent, by all of the Company's segments to finance capital expenditures for manufacturing machinery and equipment and for ships used by Tyco Submarine Telecommunications. During 2003, the Company adopted FIN No. 46 and, accordingly, restructured one of the synthetic leases to meet the requirements of FIN No. 46 for off-balance sheet accounting. The Company reclassified the remaining two leases as capital leases and, consequently, recorded a $75 million after-tax loss ($115 million pretax) cumulative effect adjustment. One of the capital leases expired in December 2004 and the other is scheduled to expire in July 2006.

9.    Earnings Per Share

        The reconciliations between basic and diluted earnings per share for 2005, 2004 and 2003 are as follows ($ in millions, except per share data):

	2005			2004			2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Income from continuing operations	$3,199	2,012	$1.59	$2,948	2,001	$1.47	$882	1,995	$0.44
Share options, restricted shares and deferred stock units	—	17		—	15		—	5
Exchange of convertible debt due 2010, 2020, 2021	74	138		113	205		24	49

Diluted earnings per share:
Income from continuing operations, giving effect to dilutive adjustments	$3,273	2,167	$1.51	$3,061	2,221	$1.38	$906	2,049	$0.44

        The computation of diluted earnings per share in 2005, 2004 and 2003 excludes the effect of the potential exercise of options to purchase approximately 72 million, 67 million and 110 million shares, respectively, because the effect would be anti-dilutive.

        Diluted earnings per share for 2003 also excludes approximately 94 million shares and 49 million shares related to the Company's convertible senior debentures due 2018 and 2023, respectively, because the effect would be anti-dilutive.

10.    Sale of Accounts Receivable

        Tyco utilized several programs under which it sold participating interests in accounts receivable to investors who, in turn, purchased and received ownership and security interests in those receivables. As collections reduced accounts receivable included in the pool, the Company sold new receivables. The

Company retained the risk of credit loss on the receivables and, accordingly, the full amount of the reserve was retained on the Consolidated Balance Sheets. The proceeds from the sales were used to repay short-term and long-term borrowings and for working capital and other corporate purposes and were reported as operating cash flows in the Consolidated Statements of Cash Flows. The sale proceeds were less than the face amount of accounts receivable sold by an amount that approximated the cost that would have been incurred if commercial paper had been issued backed by these accounts receivable. The discount from the face amount is accounted for as a loss on the sale of receivables and has been included in selling, general and administrative expenses in the Consolidated Statements of Income. Such discount aggregated $18 million and $29 million, or 3.1% and 3.5% of the weighted-average balance of the receivables outstanding, during 2004 and 2003, respectively. The Company retained collection and administrative responsibilities for the participating interests in the defined pool.

        During 2004, the Company reduced outstanding balances under its accounts receivable programs by $929 million, of which $812 million related to three of its corporate accounts receivable programs which were terminated in 2005. No amounts were utilized under these programs at September 30, 2004, and through the date of termination. The remaining reduction of $117 million related to certain of the Company's international businesses selling fewer accounts receivable as a short-term financing mechanism. These transactions qualify as true sales. The aggregate amount outstanding under international accounts receivable programs was $80 million and $99 million at September 30, 2005 and 2004, respectively.

11.    Investments

        At September 30, 2005 and 2004, Tyco had available-for-sale investments with a fair market value of $265 million and $62 million and a cost basis of $268 million and $65 million, respectively. These investments consist primarily of debt securities and are included in prepaid expenses and other current assets and other assets within the Consolidated Balance Sheets. As of September 30, 2005, there were unrealized losses of $9 million and unrealized gains of $6 million associated with these investments. At September 30, 2004, there were unrealized losses of $2 million and unrealized gains of $5 million associated with these investments. The unrealized gains and losses have been included as a separate component of shareholders' equity.

        At September 30, 2005 and 2004, Tyco had held-to-maturity investments with a fair value of $4 million and $19 million, respectively. These investments are included in other assets within the Consolidated Balance Sheets.

12.    Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill for 2004 and 2005 are as follows ($ in millions):

	Fire and Security	Electronics	Healthcare	Engineered Products and Services	Total
Balance at September 30, 2003	$8,078	$7,478	$6,223	$3,045	$24,824
Purchase accounting adjustments(1)	(59)	(19)	(158)	4	(232)
Acquisitions	—	—	—	10	10
Divestitures	(124)	(25)	—	(4)	(153)
Held for sale	(12)	—	—	—	(12)
Currency translation	191	52	9	111	363

Balance at September 30, 2004	8,074	7,486	6,074	3,166	24,800
Purchase accounting adjustments(1)	(54)	(26)	(169)	2	(247)
Acquisitions	4	2	12	—	18
Divestitures	(5)	—	—	—	(5)
Held for sale	(2)	—	—	—	(2)
Currency translation	11	(6)	(1)	(11)	(7)

Balance at September 30, 2005	$8,028	$7,456	$5,916	$3,157	$24,557

(1)
Adjustments to previously completed acquisitions primarily related to income tax matters.

2005 Activity

        During 2005, there were no goodwill impairments related to continuing operations.

2004 Activity

        During 2004, the Company recorded goodwill impairments of $60 million, of which $48 million related to divested businesses and $12 million related to businesses then classified as held for sale. These impairments are included within (gains) losses and impairments on divestitures, net on the Consolidated Statements of Income.

2003 Activity

        In 2003, the Company reorganized its reporting structure. As part of that reorganization, the Company finalized a plan to sell the TGN, the major operating asset of the Tyco Submarine Telecommunications business. The results of the TGN business were previously included in Electronics, but have been presented within Corporate and Other since September 2003 through the date of disposition in 2005.

        The reorganization resulted in a change in the composition of its reporting units. As a result, goodwill was reassigned to the new reporting units using a relative fair value allocation approach, resulting in the recognition of impairment charges of $278 million in Power Systems, Electrical Contracting Services and the Printed Circuit Group. This charge was based on a valuation performed by management with the assistance of a third party consultant using an income approach based on the present value of estimated future cash flows of each of the reporting units. After the impairment, there was no goodwill remaining at the Power Systems and Printed Circuit Group reporting units.

        Intangible assets, net were $5,085 million and $5,311 million at September 30, 2005 and 2004, respectively. Accumulated amortization amounted to $3,700 million and $3,048 million at September 30, 2005 and 2004, respectively. The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets at September 30, 2005 and 2004 ($ in millions):

	September 30, 2005			September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period(1)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period(1)
Amortizable:
Contracts and related customer relationships	$4,974	$2,638	12 years	$4,596	$2,152	12 years
Intellectual property	2,921	992	20 years	2,874	829	20 years
Other	211	70	27 years	217	67	26 years

Total	$8,106	$3,700	16 years	$7,687	$3,048	17 years

Non-Amortizable:
Intellectual property	$652			$650
Other	27			22

Total	$679			$672

(1)
Intangible assets not subject to amortization are excluded from the calculation of the weighted average amortization period.

        Intangible asset amortization expense for 2005, 2004 and 2003 was $653 million, $691 million and $722 million, respectively. The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be approximately $600 million for 2006, $550 million for 2007, $500 million for 2008, $450 million for 2009, and $350 million for 2010.

        See Note 3 for information regarding the impairment of intangible assets.

13.    Related Party Transactions

        The Company has amounts due related to loans and advances issued to employees in prior years under the Company's Key Employee Loan Program, relocation programs and other advances made to executives. Loans were provided to employees under the Company's Key Employee Loan Program, which is now discontinued except for outstanding loans, for the payment of taxes upon the vesting of shares granted under our Restricted Share Ownership Plans. The loans are not collateralized and bear interest, payable annually, at a rate based on the six-month LIBOR, calculated annually as the average of the 12 rates in effect on the first day of the month. Loans are generally repayable in ten years, except that earlier payments are required under certain circumstances, such as when an employee is terminated. In addition, the Company made mortgage loans to certain employees under employee relocation programs. These loans are generally payable in 15 years and are collateralized by the underlying property. During 2005 and 2004, the maximum amount outstanding under these programs was $70 million and $78 million, respectively. Loans receivable under these programs, as well as other unsecured advances outstanding, were $68 million and $70 million at September 30, 2005 and 2004. The total outstanding loans receivable includes loans to L. Dennis Kozlowski, the Company's former Chairman and Chief Executive Officer (until June 2002). The amount outstanding under these loans, plus accrued interest, was $49 million at September 30, 2005 and 2004 and the rate of interest charged on such loans was 3.44% and 1.73% for 2005 and 2004, respectively. Interest income on the remaining interest bearing loans totaled $2 million, $1 million, and $1 million in 2005, 2004 and 2003, respectively. Certain of the above loans totaling $20 million and $21 million at September 30, 2005 and 2004, respectively, are non-interest bearing. The total non-interest bearing loans include loans to Mark A. Belnick, the Company's former Executive Vice President and Chief Corporate Counsel. The amount outstanding under these loans at both September 30, 2005 and 2004 was $15 million and is expected to be repaid in 2006.

        Richard J. Meelia, the President of Tyco Healthcare, had an outstanding loan under the Key Employee Loan Program. The rate of interest charged on such loan was 2.23% for 2003. The maximum amount outstanding under this loan during 2003 was significantly less than $1 million and such loan was repaid in full prior to September 30, 2003.

        During the fourth quarter of 2002, the Board of Directors and new senior management adopted a policy under which no new loans are allowed to be granted to any officers of the Company and existing loans are not allowed to be extended or modified.

        During 2005, the Company engaged in commercial transactions in the normal course of business with companies where the Company's Directors were employed and served as officers, including Marsh & McLennan Companies, Inc., Brunswick Corporation, VF Corporation and Rohm and Haas Company. Sandra S. Wijnberg, a Director, is an executive officer of Marsh & McLennan Companies, Inc. George W. Buckley, a Director during such period, was an executive officer of Brunswick Corporation. Mackey J. McDonald, a Director, is an executive officer of VF Corporation. Rajiv L. Gupta, a Director, is an executive officer of Rohm and Haas Company. Purchases from Marsh & McLennan Companies, Inc. during 2005 were approximately $23 million. Purchases from other companies noted above during 2005 aggregated less than 1 percent of consolidated net revenue.

        During 2004, the Company engaged in commercial transactions in the normal course of business with companies where the Company's Directors were employed and served as officers, including Marsh & McLennan Companies, Inc., Brunswick Corporation and VF Corporation. Sandra S. Wijnberg, a Director, is an executive officer of Marsh & McClennan Companies, Inc. George W. Buckley, a Director during such period, was an executive officer of Brunswick Corporation. Mackey J. McDonald, a Director, is an executive officer of VF Corporation. Purchases from Marsh & McLennan Companies, Inc. during 2004 were approximately $22 million. Purchases from other companies noted above during 2004 aggregated less than 1 percent of consolidated net revenue.

        During 2003, the Company engaged in commercial transactions in the normal course of business with companies where the Company's Directors were employed and served as officers, including Marsh & McLennan Companies, Inc., Brunswick Corporation, VF Corporation, Verizon Communications, Inc., Imperial Chemical Industries PLC and MicroWarehouse, Inc. Sandra S. Wijnberg, a Director, is an executive officer of Marsh & McClennan Companies, Inc. George W. Buckley, a Director during such period, was an executive officer of Brunswick Corporation. Mackey J. McDonald, a Director, is an executive officer of VF Corporation. Bruce S. Gordon, a Director, was an officer of Verizon Communications, Inc. Brendan R. O'Neill and Jerome B. York, both Directors, were executive officers of Imperial Chemical Industries PLC and MicroWarehouse, Inc., respectively, at the time of these commercial transactions. Purchases from Marsh & McLennan Companies, Inc. and Imperial Chemical Industries PLC during 2003 were approximately $18 million and $16 million, respectively. Purchases from other companies noted above during 2003 aggregated less than $15 million.

        In 2001, Tyco authorized compensation arrangements to L. Dennis Kozlowski and Mark H. Swartz, the Company's Chief Financial Officer and Director until August 2002. In connection with such arrangements, Tyco purchased executive split dollar life insurance policies for Messrs. Kozlowski and Swartz and entered into a shared ownership agreement with each of them whereby the Company agreed to pay premiums for these insurance policies for an 11-year period beginning in 2001. In 2001, amended policies were executed providing for additional Company-paid premiums. The Company is a co-beneficiary of the policies, less amounts owed to Messrs. Kozlowski and Swartz. Messrs. Kozlowski and Swartz are the beneficiaries of the cash surrender values of the policies plus the amount of any unpaid premiums. The Company's obligations under these arrangements were entered into in recognition of services rendered by these officers and were not contingent upon continuing employment. In 2001, the Company deposited $31 million into a consolidated rabbi trust to fund premiums on the policies. The Consolidated Financial Statements include charges of $27 million related to the initial awards for Mr. Kozlowski and $14 million for Mr. Swartz in 2001 and charges of $5 million for Mr. Kozlowski and $2 million for Mr. Swartz in 2002 under the policy, as amended. The Consolidated Financial Statements include charges of $7 million and $6 million for Mr. Kozlowski in 2005 and 2004, respectively. In the event the investment options within the policies do not earn specified interest amounts, Tyco has guaranteed a supplemental premium payment amount to ensure a 10% annual return on the cash surrender value, and any unpaid premiums. This liability is accreted by a charge to earnings throughout the period of the arrangements to make the specified supplemental premium payments, if any. In conjunction with Mr. Swartz's termination of employment, a lump sum payment of $25 million, which represented the present value of the annual premium amounts at his termination date for the remainder of the contractual period, was made to Mr. Swartz and in return Mr. Swartz waived Tyco's obligation to continue making premium payments. The Company has accrued $65 million and $58 million on our Consolidated Balance Sheets as of September 30, 2005 and 2004, respectively, in connection with these arrangements, of which $24 million is held in the rabbi trust as of September 30, 2005. Tyco's ability to withdraw monies from the rabbi trust for purposes other than premium payments requires Mr. Kozlowski's approval. Tyco discontinued making premium payments for Mr. Kozlowski's insurance policy as of October 1, 2002. The Company filed affirmative actions against Messrs. Kozlowski and Swartz, seeking disgorgement of all benefits under these executive life insurance policies. Pending resolution of such action against Mr. Kozlowski, premium obligations since October 2002 have been drawn down from the cash surrender value of such policy to avoid termination of such policy's death benefit.

        The Company filed civil complaints against Messrs. Kozlowski and Swartz for breach of fiduciary duty and other wrongful conduct relating to alleged abuses of our Key Employee Loan Program and relocation program, unauthorized bonuses, unauthorized payments, self-dealing transactions and other improper conduct.

        In June 2002, the Company filed a civil complaint against Frank E. Walsh, Jr., a former director, for breach of fiduciary duty, inducing breaches of fiduciary duty and related wrongful conduct involving a $20 million payment by Tyco, $10 million of which was paid to Mr. Walsh with the balance paid to a charity of which Mr. Walsh is trustee. The payment was purportedly made for Mr. Walsh's assistance in arranging our acquisition of The CIT Group, Inc. On December 17, 2002, Mr. Walsh pleaded guilty to a felony violation of New York law in the Supreme Court of the State of New York, (New York

County) and settled a civil action for violation of federal securities laws brought by the SEC in United States District Court for the Southern District of New York. Both the felony charge and the civil action were brought against Mr. Walsh based on such payment. The felony charge accused Mr. Walsh of intentionally concealing information concerning the payment from Tyco's directors and shareholders while engaged in the sale of Tyco securities in the State of New York. The SEC action alleged that Mr. Walsh knew that the registration statement covering the sale of Tyco securities as part of the CIT Group acquisition contained a material misrepresentation concerning fees payable in connection with the acquisition. Pursuant to the plea and settlement, Mr. Walsh paid $20 million in restitution to Tyco on December 17, 2002. Our claims against Mr. Walsh are still pending.

14.    Debt

        Debt at September 30, 2005 and 2004 is as follows ($ in millions):

	2005	2004
5.875% public notes due 2004(2)	$—	$400
4.375% Euro denominated notes due 2004(2)	—	616
6.375% public notes due 2005(2)	—	750
6.75% notes due 2005(2)	—	77
6.375% public notes due 2006(1)	1,000	999
5.8% public notes due 2006(1)	700	699
6.125% Euro denominated public notes due 2007	721	738
6.5% notes due 2007	100	100
2.75% convertible senior debentures with a 2008 put option	1,242	2,483
6.125% public notes due 2008	399	399
7.2% notes due 2008	85	85
5.5% Euro denominated notes due 2008	823	842
6.125% public notes due 2009	399	398
Zero coupon convertible subordinated debentures due 2010	—	24
6.75% public notes due 2011	999	999
6.375% public notes due 2011	1,500	1,500
6.5% British pound denominated public notes due 2011	353	361
6.0% notes due 2013	996	996
7.0% debentures due 2013	86	86
3.125% convertible senior debentures with a 2015 put option	750	1,500
7.0% public notes due 2028	497	497
6.875% public notes due 2029	790	789
6.5% British pound denominated public notes due 2031	502	514
Other(1)(2)	612	727

Total debt	12,554	16,579
Less current portion	1,954	2,037

Long-term debt	$10,600	$14,542

(1)
These instruments, plus $254 million of the amount shown as other, comprise the current portion of long-term debt as of September 30, 2005.

(2)
These instruments, plus $194 million of the amount shown as other, comprise the current portion of long-term debt as of September 30, 2004.

        In 2005, the Company repurchased $1,241 million principal amount of its outstanding 2.75% convertible senior debentures due 2018 with a 2008 put option for $1,823 million and $750 million principal amount of its outstanding 3.125% convertible senior debentures due 2023 with a 2015 put option for $1,147 million. These repurchases resulted in a $1,013 million loss on the retirement of debt, including the write-off of unamortized debt issuance costs, which is reflected in Other expense, net in the Consolidated Statements of Income.

        On December 16, 2004, Tyco International Group S.A., a wholly-owned subsidiary of the Company organized under the laws of Luxembourg ("TIGSA"), entered into a $1.0 billion 5-year revolving credit facility expiring on December 16, 2009. This facility replaced TIGSA's $1.0 billion 364-day revolving credit facility which was entered into in December 2003 and was terminated prior to its scheduled expiration date of December 20, 2004. There were no amounts outstanding under the 364-day revolving credit facility on the date of its termination. At September 30, 2005 there were no amounts borrowed under this facility.

        In June 2004, TIGSA entered into a $500 million 3-year unsecured letter of credit facility expiring on June 15, 2007. The facility provides for the issuance of letters of credit, supported by a related line of credit facility. TIGSA may only borrow under the line of credit agreement to reimburse the bank for obligations with respect to letters of credit issued under this facility. TIGSA would pay interest on any outstanding borrowings at a variable interest rate, based on the bank's base rate or the Eurodollar rate, as defined. Upon the occurrence of certain credit events, the interest rate on the outstanding borrowings becomes fixed. The issuance of letters of credit under this facility during 2004 enabled the release of approximately $480 million of restricted cash and investments. At September 30, 2005, letters of credit in the amount of $488 million have been issued under this facility and a remaining $12 million is available for issuance. There were no amounts borrowed under this facility at September 30, 2005 and 2004.

        In December 2003, TIGSA entered into a $1.5 billion 3-year revolving bank credit facility. This facility has a variable interest rate based on LIBOR. The margin over LIBOR payable by TIGSA can vary based on changes in its credit rating. At September 30, 2005 and 2004, there were no amounts borrowed under this facility.

        The Company's bank credit agreements contain a number of financial covenants, such as a limit on the ratio of debt to earnings before interest, income taxes, depreciation, and amortization and minimum levels of net worth, and limits on the incurrence of liens. At September 30, 2005, the Company had two remaining synthetic lease facilities, with other covenants, including interest coverage and leverage ratios. The Company's outstanding indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions. None of these covenants are presently considered restrictive to the Company's operations. The Company is currently in compliance with all of its debt covenants.

        The fair value of debt was approximately $13.5 billion (book value of $12.6 billion) and $19.2 billion (book value of $16.6 billion) at September 30, 2005 and 2004, respectively, based on discounted cash flow analyses using current market interest rates.

        The aggregate amounts of total debt maturing during the next five years and thereafter are as follows (in millions): $1,954 in 2006, $759 in 2007, $1,383 in 2008 $1,734 in 2009, $19 in 2010 and $6,705 thereafter.

        The weighted-average rate of interest on total debt was 5.6% and 5.2% for the year ended September 30, 2005 and 2004, respectively, excluding the impact of interest rate swaps. The weighted-average rate of interest on all variable debt was 7.2% and 6.2% at September 30, 2005 and 2004, respectively. The impact of the Company's interest rate swap agreements on reported interest expense was a reduction of $40 million, $66 million and zero for 2005, 2004 and 2003, respectively.

15.    Guarantees

        Certain of the Company's business segments have guaranteed the performance of third-parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from 2006 through the completion of such transactions. The guarantees would be triggered in the event of nonperformance and the potential exposure for nonperformance under the guarantees would not have a material effect on the Company's financial position, results of operations or cash flows.

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

        The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 17 for a discussion of these liabilities.

        The Company has guaranteed the fair value of certain vessels not to exceed $235 million, and as of September 30, 2005 expects the obligation to be $54 million, which is recorded in the accompanying Consolidated Balance Sheet, based on its estimate of the fair value of the vessels (see Note 17).

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

        The Company generally records estimated product warranty costs at the time of sale. For further information on estimated product warranty, see Note 1.

        Following is a roll forward of the Company's warranty liability for 2005 ($ in millions):

Balance at September 30, 2004	$292
Warranties issued during the year	57
Changes in estimates related to pre-existing warranties	(27)
Settlements	(127)
Foreign currency translation	(2)

Balance at September 30, 2005	$193

        Settlements include spending of $63 million by Engineered Products and Services in connection with a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP was initiated in 2001 and relates to the recall of certain Model GB fire sprinkler heads which were originally manufactured by Central Sprinkler. Identification and investigation of problems with the sprinkler heads commenced prior to Tyco's acquisition. Affected sprinkler heads are replaced over a 5-7 year period free of charge to property owners.

16.    Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, investments, accounts payable and derivative financial instruments approximated book value at September 30, 2005 and 2004. See Note 14 for the fair value estimates of debt.

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

        As part of managing the exposure to changes in market interest rates, the Company enters into various interest rate swap transactions with financial institutions acting as principal counterparties. To ensure both appropriate use as a hedge and hedge accounting treatment, all derivatives entered into are designated according to a hedge objective against specified forecasted interest payments specifically underwritten debt issuances. The Company's primary hedge objectives include the conversion of fixed-rate liabilities to variable rates. The derivative financial instruments associated with these objectives are designated and accounted for as fair value hedges.

        As part of managing the exposure to changes in foreign currency exchange rates, the Company utilizes forward and option contracts with financial institutions acting as principal counterparties. The objective of these hedging contracts is to minimize impacts to cash flows due to changes in foreign currency exchange rates on intercompany loans, booked accounts and notes receivable and accounts payable, and forecasted transactions. Only in very limited circumstances is hedge accounting designated. The remaining hedges are marked to market with changes in the derivatives fair value recognized currently in earnings.

        The Company's derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as Tyco deals with a variety of major banks worldwide with long-term Standard & Poor's and Moody's credit ratings of A/A2 or higher. In addition, only conventional derivative financial instruments are utilized, thereby affording optimum clarity as to the market risk. None of the Company's derivative financial instruments outstanding at year end would result in a significant loss to the Company if a counterparty failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or other security to be furnished by the counterparties to its derivative financial instruments.

Interest Rate Exposures

        The Company enters into interest rate swap agreements to manage its exposure to interest rate risk. Under these agreements, the Company receives fixed rates of interest ranging from 6% to 6.75% and pays floating rates of interest based on six month LIBOR. At September 30, 2005, the Company had interest rate swaps in a net gain position of $20 million designated as fair value hedges with expiration dates in 2011 and 2013. The mark-to-market effects of both the interest rate swap agreements and the underlying debt obligations were recorded in interest expense and are directly offsetting to the extent the hedges are effective.

        In addition, the Company enters into interest rate and foreign currency swap agreements ("cross currency swaps") to manage its exposure to interest rate risk and foreign currency exposure on loans denominated in foreign currency. Under these agreements, the Company receives a fixed rate of interest of 6.5% and pays floating rates of interest based on six month LIBOR. At September 30, 2005, the Company had interest rate and foreign currency swap agreements in a net gain position of $70 million designated as a fair value hedge with an expiration date in 2011. The mark-to-market effects on the interest rate and foreign currency swaps were recorded in interest expense and selling, general and administrative expense, respectively, and were directly offsetting to the extent the hedges were effective.

Foreign Currency Exposures

        The Company hedges its net investment in certain foreign operations. Included in the cumulative translation adjustment component of other comprehensive income was a net gain of $31 million ($24 million after tax) and a net loss of $194 million ($142 million after tax) at September 30, 2005 and 2004, respectively.

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

        Tyco uses various options, swaps, and forwards not designated as hedging instruments, to manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loan balances and forecasted transactions denominated in certain foreign currencies. At September 30, 2005, the Company had recorded net liabilities of $134 million related to these transactions. The carrying value of financial instruments at September 30, 2005 approximates fair value.

17.    Commitments and Contingencies

        The Company has facility, vehicle and equipment leases that expire at various dates through the year 2050. Rental expense under these leases and leases for equipment was $769 million, $772 million, and $813 million for 2005, 2004 and 2003, respectively. At September 30, 2005, the minimum lease payment obligations under non-cancelable operating leases were as follows: $583 million in 2006, $449 million in 2007, $344 million in 2008, $248 million in 2009, $165 million in 2010 and an aggregate of $548 million in years 2011 through 2050. These payments include obligations under an off-balance sheet leasing arrangement for five cable laying sea vessels. Upon expiration of this lease in October 2006, a subsidiary of the Company has the option to buy these vessels for approximately $280 million, or return the vessels to the lessor and, under a residual guarantee, pay any shortfall in sales proceeds to the lessor from a third party in an amount not to exceed $235 million. As of September 30, 2005, the Company expects this obligation to be $54 million, which is recorded in the accompanying Consolidated Balance Sheet, based on an estimate of the fair value of the vessels performed by management with the assistance of a third-party valuation. During 2005, 2004 and 2003, the Company incurred expenses of $14 million, $14 million, and $11 million, respectively, related to this expected obligation.

        The Company also has purchase obligations related to commitments to purchase certain goods and services. At September 30, 2005, such obligations were as follows: $183 million in 2006, $29 million in 2007, $20 million in 2008, $9 million in 2009, $9 million in 2010, and an aggregate of $28 million in 2011 and thereafter.

        At September 30, 2005, the Company had a contingent purchase price liability of $80 million related to the 2001 acquisition of Com-Net by Electronics. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in Tyco's Consolidated Financial Statements as the outcome of this contingency cannot be reasonably determined.

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

Investigation

        The Company and others have received various subpoenas and requests from the SEC's Division of Enforcement, the District Attorney of New York County, the United States Department of Labor, the General Service Administration and others seeking the production of voluminous documents in connection with various investigations into the Company's governance, management, operations, accounting and related controls. Certain current and former employees in Fire and Security received subpoenas from the SEC's Division of Enforcement seeking testimony related to past accounting practices regarding the ADT dealer connect fees. As previously reported in the Company's periodic filings, these practices have been discontinued. The Department of Labor is investigating Tyco and the administrators of certain of its benefit plans. The Company cannot predict when these investigations will be completed, nor can the Company predict what the results of these investigations may be. It is possible that the Company will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities (which in turn could negatively impact the Company's business with non-governmental customers) or suffer other penalties, each of which could have a material adverse effect on the Company's business. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of the matters raised in the investigations by the District Attorney or Department of Labor.

        In 2005, the Company recorded a charge of $50 million, which represents the Company's best estimate of the amount in fines and penalties management believes the Company will likely pay to resolve the matters raised in the SEC's investigation. The Company is engaged in discussions with the SEC's Division of Enforcement to resolve the matters raised in the SEC's investigation. Final resolution of these matters is subject to a number of uncertainties, including finalizing the terms of a settlement that the Enforcement Staff will agree to recommend to the Commission, the Company's submission of an offer of settlement approved by the Tyco Board of Directors, and the Commission's approval of the settlement offer. Until such events have occurred, the charge is subject to change.

Intellectual Property and Antitrust Litigation

        The Company is a party to a number of patent infringement and antitrust actions that may require the Company to pay damage awards. Tyco has assessed the status of these matters and has recorded liabilities related to certain of these matters where appropriate.

        Mallinckrodt, Inc. ("Mallinckrodt") and Nellcor Puritan Bennett, Inc. ("Nellcor"), plaintiffs/counter-defendants v. Masimo Corporation ("Masimo") et al., defendants/counter-claimants, is a consolidated patent infringement action filed on June 19, 2000 in the United States District Court for the Central District of California. Nellcor is a subsidiary of Tyco. Nellcor alleges that Masimo infringed one Nellcor patent related to pulse oximeters, which are medical devices used to measure blood oxygen levels in patients, and Masimo alleges that Nellcor infringed four Masimo patents related to pulse oximeters. Trial in the action commenced on February 18, 2004. On March 16, 2004, the jury returned a liability finding that Nellcor willfully infringed the four Masimo patents and that Masimo did not infringe the one Nellcor patent. On March 26, 2004, the jury awarded Masimo $135 million in damages for Nellcor's alleged infringement through December 31, 2003. After hearing post-trial motions, the district court issued an order on July 14, 2004 which (i) denied Masimo's request to impose an injunction on the sale of pulse oximeters; (ii) reversed the jury finding of patent infringement for one of the four patents at issue; (iii) ruled that a second patent was unenforceable due to Masimo's inequitable conduct in seeking the patent; and (iv) overturned the jury finding that the infringement was "willful." On August 6, 2004, the district court entered final judgment that included additional damages of $30 million for Nellcor's alleged infringement from January 1, 2004 through May 31, 2004. Nellcor asserts that Masimo infringes a second Nellcor patent (U.S. Patent No. 4,934,372—the "372 patent"). On April 8, 2005, the United States Court of Appeals for the Federal Circuit issued a decision in Nellcor's favor that reversed the district court's summary judgment finding of no infringement regarding the "372 patent claim against Masimo. The Court of Appeals remanded Nellcor's "372 patent claim to the district court for further proceedings. The district court has not yet scheduled trial in the "372 case.

        Nellcor appealed the jury's infringement finding on the remaining two Masimo patents to the United States Court of Appeals for the Federal Circuit. On September 7, 2005, the Court of Appeals issued a decision on the appeal that was adverse to Nellcor. In particular, the Court of Appeals: (1) affirmed the infringement finding against Nellcor on two patents; (2) reversed the district court's ruling of non-infringement of a third patent; and (3) reversed the district court's ruling not to enter an injunction and directed the district court to issue an injunction. The Court of Appeals also: (1) affirmed the district court's ruling that Nellcor's infringement was not willful, which precluded Masimo from seeking up to treble damages; and (2) affirmed the district court's ruling that one of Masimo's patents was unenforceable due to Masimo's inequitable conduct in seeking the patent. The Company has assessed the amount of potential additional damages and interest accruing from the date of entry of final judgment to the present. Accordingly, during the fiscal quarter ending September 30, 2005, Tyco recorded a pre-tax charge of $277 million related to this matter and does not expect to incur material losses beyond that which has been accrued.

        Masimo Corporation v. Tyco Healthcare Group LP ("Tyco Healthcare") and Mallinckrodt, Inc. is a separate lawsuit filed on May 22, 2002 also pending in the United States District Court for the Central District of California. Tyco Healthcare and Mallinckrodt are subsidiaries of Tyco. In this lawsuit, Masimo alleges violations of antitrust laws against Tyco Healthcare and Mallinckrodt in the markets for pulse oximeter products. Masimo alleges that Tyco Healthcare and Mallinckrodt used their market position to prevent hospitals from purchasing Masimo's pulse oximetry products. Masimo seeks injunctive relief and monetary damages, including treble damages. Trial in this case began on February 22, 2005. The jury returned its verdict on March 21, 2005, and awarded Masimo $140 million in damages. The damages are automatically trebled under the antitrust statute to an award of $420 million. Masimo's attorneys are entitled to an award of reasonable fees and costs in addition to the verdict amount. The district court held a hearing on June 28, 2005 regarding post-trial motions. The parties are awaiting a decision on the post-trial motions. Tyco has assessed the status of this matter and has concluded that it is more likely than not that the jury's decision will be overturned, and, further, Tyco intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in the Consolidated Financial Statements with respect to this damage award.

        Beginning on August 29, 2005 with Natchitoches Parish Hospital Service District v. Tyco International, Ltd., ten consumer class actions have been filed against Nellcor in the United States District Court for the Central District of California. The remaining nine actions are Allied Orthopedic Appliances, Inc. v. Tyco Healthcare Group, LP., and Mallinckrodt Inc. filed on August 29, 2005, Scott Valley Respiratory Home Care v. Tyco Healthcare Group LP, and Mallinckrodt Inc. filed on October 27, 2005, Brooks Memorial Hospital et al v. Tyco Healthcare Group LP filed on October 18, 2005, All Star Oxygen Services, Inc. et al v. Tyco Healthcare Group, et al filed on October 25, 2005, Niagara Falls Memorial Medical Center, et al v. Tyco Healthcare Group LP filed on October 28, 2005, Nicholas H. Noyes Memorial Hospital v. Tyco Healthcare and Mallinckrodt filed on November 4, 2005, North Bay Hospital, Inc. v. Tyco Healthcare Group, et al filed on November 15, 2005, Stephen Skoronski v. Tyco International Ltd, et al filed on November 21, 2005 and Abington Memorial Hospital v. Tyco Int'l Ltd.; Tyco Int'l (US) Inc.; Mallinckrodt Inc.; Tyco Healthcare Group LP filed on November 22, 2005. In all nine complaints the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege they paid for pulse oximetry products as a result of anticompetitive conduct by Nellcor in violation of the federal antitrust laws. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters. The Company will respond to these complaints and intends to vigorously defend the actions.

        As previously reported in the Company's periodic filings, Applied Medical Resources Corp. ("Applied Medical") v. United States Surgical ("U.S. Surgical") is a patent infringement action that was filed in April 1999 in which U.S. Surgical, a subsidiary of Tyco, is the defendant. In February 2002, the United States District Court for the Central District of California held that U.S. Surgical's VERSASEAL universal seal system, contained in certain surgical trocar and access devices manufactured by U.S. Surgical, infringed certain of the plaintiff's patents. The district court entered a permanent injunction against U.S. Surgical based upon infringement of one of the three patents involved in the suit. The United States Court of Appeals for the Federal Circuit affirmed the district court's permanent injunction ruling in September 2003 for the VERSASEAL product, which is no longer on the market. In October 2003, the district court ruled in U.S. Surgical's favor, holding that two other patents involved in the case were invalid. A trial on damages for the earlier infringement ruling in the district court concluded on July 27, 2004. The jury awarded Applied Medical $44 million in damages and returned a finding that the earlier infringement was willful, giving the district court discretion to enhance those damages to up to treble the damages awarded to Applied Medical by the jury. On October 1, 2004, the district court issued post-trial rulings that (i) denied U.S. Surgical's motion to set aside the jury's finding on willfulness; and (ii) granted Applied Medical's motion for enhanced damages, enhancing the jury's damages award by 25%, or $11 million. On January 27, 2005, the district court awarded Applied Medical $10 million in costs, prejudgment interest and attorneys' fees. Thus, Applied Medical's total award is $65 million. U.S. Surgical has appealed the damages award and the willfulness finding to the Court of Appeals for the Federal Circuit. Briefing for the appeal has concluded and oral argument has not yet been scheduled. Tyco has recorded a liability related to this matter and does not expect to incur material losses beyond what has already been accrued.

        On July 31, 2003, Applied Medical filed another patent infringement suit against U.S. Surgical in the United States District Court for the Central District of California. The complaint alleges that U.S. Surgical's VERSASEAL Plus trocar product infringes Applied Medical's U.S. Patent No. 5,385,533. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted

U.S. Surgical's motion for summary judgment. Applied Medical is appealing the summary judgment ruling. Briefing on Applied Medical's appeal has concluded and oral argument has not yet been scheduled.

Environmental

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 30, 2005, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $143 million to $420 million. As of September 30, 2005, Tyco concluded that the best estimate within this range is approximately $215 million, of which $33 million is included in accrued and other current liabilities and $182 million is included in other liabilities on our Consolidated Balance Sheets. In view of the Company's financial position and reserves for environmental matters of $215 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

        Tyco recorded asset retirement obligations (ARO) according to the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," for future decommissioning costs based upon cost estimates associated with legal obligation to decommission two nuclear facilities. As of September 30, 2005 and 2004, the Company's ARO obligations were $69 million and $46 million, respectively. The increase in the reserve during the year is primarily due to accretion of $7 million and revisions to our cost estimate of $16 million. The Company believes that any potential payment on such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

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

        Tyco's involvement in asbestos cases has been limited because its subsidiaries did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. The Company will continue to vigorously defend these lawsuits and the Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims. When appropriate, the Company settles claims. However, the total amount paid to date to settle and defend all asbestos claims has been immaterial. As of September 30, 2005, there were approximately 14,000 asbestos liability cases pending against the Company and its subsidiaries.

        During 2005, the Company undertook a detailed study of its pending asbestos claims and also developed an estimate of asbestos claims that were incurred but not reported, as well as related insurance and indemnification recoveries. The impact of this study was not material to the Company's financial position, results of operations or cash flows. The Company's estimate of the liability for pending and future claims is based on claim experience over the past five years and covers claims expected to be filed through the year 2012. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, the Company believes that the final outcome of all known and anticipated future claims, after taking into account its substantial indemnification rights and insurance coverage, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

Compliance Matters

        In 2003 an allegation was brought to our attention that during the period from 1999 through 2003 certain improper payments were made by a non-U.S. subsidiary of Tyco. With the assistance of outside counsel, we conducted an internal investigation into this allegation to determine whether certain payments were correctly recorded in the books and records of the subsidiary. We have taken remedial steps and have reported the results of our investigation to the U.S. Department of Justice ("DOJ") and the SEC and are cooperating with their inquiries.

        On March 29, 2005 and on August 9, 2005, Tyco reported to the DOJ and the SEC the investigative steps and remedial measures that it has taken in response to a number of recent allegations of improper payments. Tyco also informed the DOJ and the SEC that it has retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act, that it would continue to make periodic progress reports to them and that it would present its factual findings upon conclusion of the baseline review. Tyco has agreed to make additional progress reports and to present its factual findings upon conclusion of the baseline review.

        At this time, Tyco cannot predict the outcome of these matters reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of any or all of these matters.

Other Matters

        The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or cash flows.

18.    Retirement Plans

        Measurement Date—In 2005, the Company changed the measurement date for its pension and post retirement benefit plans from September 30th to August 31st. The Company believes that the one-month change of measurement date is a preferable change as it allows management adequate time to evaluate and report the actuarial information in the Company's Consolidated Financial Statements under the accelerated reporting deadlines. Accordingly, all amounts presented as of and for the year ended September 30, 2005 reflect an August 31 measurement date, while prior years reflect a September 30 measurement date. The Company has accounted for the change in measurement date as a change in accounting principle. The cumulative effect of the accounting principle change as of the beginning of 2005 was a $21 million after tax gain ($28 million pretax). The current year effects of this change in measurement date did not have a material effect on net periodic benefit costs.

        Defined Benefit Pension Plans—The Company has a number of noncontributory and contributory defined benefit retirement plans covering certain of its U.S. and non-U.S. employees, designed in accordance with conditions and practices in the countries concerned. Net periodic pension benefit cost is based on periodic actuarial valuations which use the projected unit credit method of calculation and is charged to the Consolidated Statements of Income on a systematic basis over the expected average remaining service lives of current participants. Contribution amounts are determined based on the advice of professionally qualified actuaries in the countries concerned. The benefits under the defined benefit plans are based on various factors, such as years of service and compensation. The following tables exclude amounts related to discontinued operations for all periods presented.

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans for 2005, 2004 and 2003 is as follows ($ in millions):

	U.S. Plans			Non-U.S. Plans
	2005	2004	2003	2005	2004	2003
Service cost	$21	$25	$25	$106	$102	$85
Interest cost	127	127	129	136	123	101
Expected return on plan assets	(149)	(112)	(98)	(107)	(86)	(75)
Amortization of initial net (asset) obligation	—	(1)	(1)	—	—	1
Amortization of prior service cost	3	3	3	(1)	1	1
Amortization of net actuarial loss	42	46	39	47	52	43
Curtailment/settlement loss and special termination benefits	1	3	10	(4)	5	10

Net periodic benefit cost	$45	$91	$107	$177	$197	$166

Weighted-average assumptions used to determine net pension cost during the period:
Discount rate	6.00%	6.00%	6.75%	4.90%	4.84%	5.09%
Expected return on plan assets	8.00%	8.00%	8.49%	6.46%	6.29%	6.89%
Rate of compensation increase	4.25%	4.30%	4.27%	3.61%	3.42%	3.48%

        The following table represents the changes in benefit obligations, plan assets and the net amount recognized on the Consolidated Balance Sheets for all U.S. and non-U.S. defined benefit plans at September 30, 2005 and 2004 ($ in millions):

	U.S. Plans		Non-U.S. Plans
	2005	2004	2005	2004
Change in benefit obligations:
Benefit obligation at end of prior year	$2,189	$2,211	$2,765	$2,408
Effect of change in measurement date	11	—	(8)	—

Benefit obligation at beginning of year	2,200	2,211	2,757	2,408
Service cost	21	25	106	102
Interest cost	127	127	136	123
Employee contributions	—	—	10	11
Plan amendments	4	1	(43)	—
Actuarial loss (gain)	228	(23)	354	45
Benefits and administrative expenses paid	(137)	(138)	(104)	(79)
New plans	—	—	100	3
Plan settlements, curtailments and special termination benefits	(1)	(14)	(6)	(20)
Currency translation	—	—	(81)	172

Benefit obligation at end of year	$2,442	$2,189	$3,229	$2,765

	U.S. Plans		Non-U.S. Plans
	2005	2004	2005	2004
Change in plan assets:
Fair value of plan assets at end of prior year	$1,966	$1,483	$1,588	$1,259
Effect of change in measurement date	(338)	—	(33)	—

Fair value of plan assets at beginning of year	1,628	1,483	1,555	1,259
Actual return on plan assets	245	128	260	137
Employer contributions	366	502	205	184
Employee contributions	—	—	11	11
New plans	—	—	82	1
Plan settlements, curtailments and special termination benefits	(1)	(9)	(8)	(23)
Benefits and administrative expenses paid	(137)	(138)	(104)	(79)
Currency translation	—	—	(52)	98

Fair value of plan assets at end of year	$2,101	$1,966	$1,949	$1,588

Funded status	$(341)	$(223)	$(1,280)	$(1,177)
Unrecognized net actuarial loss	773	648	1,011	856
Unrecognized prior service cost	26	27	(36)	4
Unrecognized transition asset	—	—	(6)	(6)
Contributions after the measurement date	1	—	10	—

Net amount recognized	$459	$452	$(301)	$(323)

Amounts recognized on the Consolidated Balance Sheets:
Prepaid benefit cost	$—	$4	$27	$99
Accrued benefit liability	(333)	(216)	(974)	(913)
Intangible asset	22	16	5	5
Accumulated other comprehensive income	770	648	641	486

Net amount recognized	$459	$452	$(301)	$(323)

Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	5.25%	6.00%	4.26%	4.90%
Rate of compensation increase	4.00%	4.25%	3.43%	3.61%

        In determining the expected return on plan assets, the Company considers the relative weighting of plan assets by class and individual asset class performance expectations as provided by its external advisors.

        The Company's investment strategy for its pension plans is to manage the plans on a going-concern basis. Current investment policy is to achieve a superior return on assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants. For U.S. pension plans, this policy targets a 60% allocation to equity securities and a 40% allocation to debt securities. Various asset allocation strategies are in place for non-U.S. pension plans, with a weighted-average target allocation of 54% to equity securities, 40% to debt securities and 6% to other asset classes, including real estate and cash equivalents.

        Pension plans have the following weighted-average asset allocations at September 30, 2005 and 2004:

	U.S. Plans		Non-U.S. Plans
	2005	2004	2005	2004
Asset Category:
Equity securities	59%	54%	54%	57%
Debt securities	38%	35%	31%	32%
Real estate	—	—	3%	3%
Cash and cash equivalents	3%	11%	12%	8%

Total	100%	100%	100%	100%

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

        The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates as well as to make discretionary voluntary contributions from time-to-time. The Company anticipates that at a minimum it will make the minimum required contributions to its pension plans in 2006 of $12 million for the U.S. plans and $107 million for non-U.S. plans.

        Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows ($ in millions):

	U.S. Plans	Non-U.S. Plans
2006	$136	$83
2007	136	90
2008	143	99
2009	146	105
2010	159	114
2011–2015	794	696

        The accumulated benefit obligation for all U.S. plans as of September 30, 2005 and 2004 was $2,429 million and $2,175 million, respectively. The accumulated benefit obligation for all non-U.S. plans as of September 30, 2005 and 2004 was $2,865 million and $2,356 million, respectively.

        The accumulated benefit obligation and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $2,429 million and $2,101 million,

respectively, at September 30, 2005 and $2,167 million and $1,957 million, respectively, at September 30, 2004.

        The accumulated benefit obligation and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $2,733 million and $1,792 million, respectively, at September 30, 2005 and $2,209 million and $1,342 million, respectively, at September 30, 2004.

        The Company also participates in a number of multi-employer defined benefit plans on behalf of certain employees. Pension expense related to multi-employer plans was $15 million, $13 million and $14 million in 2005, 2004 and 2003, respectively.

        Executive Retirement Arrangements—Messrs. Kozlowski and Swartz participated in individual Executive Retirement Arrangements maintained by Tyco (the "ERA"). Under the ERA, Messrs. Kozlowski and Swartz would have fixed lifetime benefits commencing at their normal retirement age of 65. The Company's accrued benefit obligations for Messrs. Kozlowski and Swartz as of September 30, 2005 were $62 million and $32 million, respectively. The Company's accrued benefit obligations for Messrs. Kozlowski and Swartz as of September 30, 2004 were $58 million and $30 million, respectively. Retirement benefits are available at earlier ages and alternative forms of benefits can be elected. Any such variations would be actuarially equivalent to the fixed lifetime benefit starting at age 65. Amounts owed to Messrs. Kozlowski and Swartz under the ERA are in dispute by the Company. For further information, see Note 13.

        Defined Contribution Retirement Plans—The Company maintains several defined contribution retirement plans, which include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $180 million, $168 million and $179 million for 2005, 2004 and 2003, respectively. The Company also maintains an unfunded Supplemental Executive Retirement Plan ("SERP"). This plan is nonqualified and restores the employer match that certain employees lose due to IRS limits on eligible compensation under the defined contribution plans. Expense related to the SERP was $3 million in 2005 and 2004 and $4 million in 2003.

        Deferred Compensation Plans—The Company has nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to a number of funds in the Company's 401(k) plans and the account balance fluctuates with the investment returns on those funds. Deferred compensation expense was $4 million, $15 million and $17 million in 2005, 2004 and 2003, respectively. Total deferred compensation liabilities were $172 million and $156 million at September 30, 2005 and 2004, respectively.

        Rabbi Trust—The Company has established a rabbi trust, the assets of which may be used to pay non-qualified plan benefits. The trust primarily holds corporate-owned life insurance policies. The rabbi trust assets, which are consolidated, are subject to the claims of the Company's creditors in the event of the Company's insolvency. The cash surrender value of these policies, net of outstanding loans, included in other noncurrent assets on the Consolidated Balance Sheets was $218 million and $210 million at September 30, 2005 and 2004, respectively. At September 30, 2005, the rabbi trust also held $37 million of cash. Plan participants are general creditors of the Company with respect to these benefits.

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

        Net periodic postretirement benefit cost for 2005, 2004 and 2003 is as follows ($ in millions):

	2005	2004	2003
Service cost	$3	$2	$2
Interest cost	18	21	23
Amortization of prior service credit	(6)	(5)	(4)
Amortization of net actuarial loss	1	8	7
Curtailment/Settlement gain	—	(3)	(2)

Net periodic postretirement benefit cost	$16	$23	$26

Weighted-average assumptions used to determine net postretirement benefit cost during the period:
Discount rate	5.52%	5.52%	6.75%
Rate of compensation increase	4.25%	4.25%	4.25%

        The components of the accrued postretirement benefit obligations, substantially all of which are unfunded, at September 30, 2005 and 2004, are as follows ($ in millions):

	2005	2004
Change in benefit obligations:
Benefit obligation at beginning of year	$380	$389
Service cost	3	2
Interest cost	18	21
Plan amendments	(15)	(3)
Actuarial loss	(34)	(1)
Benefits paid	(22)	(28)
Plan curtailments	—	(1)
Currency translation	1	1

Benefit obligation at end of year	$331	$380

	2005	2004
Change in plan assets:
Fair value of assets at beginning of year	$5	$5
Employer contributions	21	28
Benefits paid	(22)	(29)
Actual return on plan assets	—	1

Fair value of plan assets at end of year	$4	$5

Funded status	$(327)	$(375)
Unrecognized net loss	65	100
Unrecognized prior service cost (benefit)	(43)	(35)
Contributions after the measurement date	1	—

Accrued postretirement benefit cost	$(304)	$(310)

Weighted-average assumptions used to determine postretirement benefit obligations at year end:
Discount rate	4.77%	5.52%
Rate of compensation increase	4.00%	4.25%

        The Company expects to make contributions to its postretirement benefit plans of $29 million in 2006.

        Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows ($ in millions):

2006	$30
2007	26
2008	25
2009	24
2010	23
2011–2015	113

        For measurement purposes, for 2005 and 2004, an 11.45% and 11.41% composite annual rate of increase in the per capita cost of covered health care benefits was assumed, respectively. At September 30, 2005 and 2004, the composite annual rate of increase in health care benefit costs was assumed to decrease gradually to 5.00% by the year 2013 and remain at that level thereafter. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects ($ in millions):

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$2	$(1)
Effect on postretirement benefit obligation	33	(26)

        In December 2003, the US enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Certain of the Company's retiree medical programs already provided prescription drug coverage for retirees over age 65 that were at least as generous as the benefits provided under Medicare. This Act reduces the Company's obligation in these instances. The Company included the effects of the Act in the Consolidated Financial Statements by reducing net periodic benefit cost by $12 million for 2005, and reflecting an actuarial gain which reduced its accumulated post retirement benefit obligation by approximately $61 million at September 30, 2005.

19.    Shareholder's Equity

        Preference Shares—Tyco has authorized 125,000,000 preference shares, par value of $1 per share, none of which were issued and outstanding at September 30, 2005 or 2004. Rights as to dividends, return of capital, redemption, conversion, voting and otherwise with respect to the preference shares may be determined by Tyco's Board of Directors on or before the time of issuance. In the event of the liquidation of the Company, the holders of any preference shares then outstanding would be entitled to payment to them of the amount for which the preference shares were subscribed and any unpaid dividends prior to any payment to the common shareholders.

        Dividends—On December 9, 2004, the Board of Directors approved an increase in the quarterly dividend on the Company's common shares from $0.0125 to $0.10 per share. Tyco paid a quarterly cash dividend of $0.0125 in the first quarter of 2005 and $0.10 thereafter. Prior to that, Tyco paid a quarterly cash dividend of $0.0125 per common share.

        Shares Owned by Subsidiaries—Shares owned by subsidiaries are treated as treasury shares and are recorded at cost.

        Share Repurchase Program—In July 2005, Tyco's Board of Directors approved a $1.5 billion share repurchase program. As of September 30, 2005, the Company has repurchased 10.5 million of common shares for $300 million.

20.    Share Plans

        During 2004, the Tyco International Ltd. 2004 Stock and Incentive Plan (the "2004 Plan") effectively replaced the Tyco International Ltd. Long Term Incentive Plan, as amended as of May 12, 1999 (the "LTIP I Plan"), the Tyco International Ltd. Long Term Incentive Plan II (the "LTIP II Plan"), as well as the Tyco International Ltd. 1994 Restricted Stock Ownership Plan for Key Employees (the "1994 Plan") for all awards effective on and after March 25, 2004. The 2004 Plan provides for the award of stock options, stock appreciation rights, annual performance bonuses, long term performance awards, restricted units, restricted stock, deferred stock units, promissory stock and other stock-based awards (collectively, "Awards").

        The 2004 Plan provides for a maximum of 160 million common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2004 Plan. In addition, any common shares that have been approved by the Company's shareholders for issuance under the 1994 Plan and the LTIP Plans but which have not been awarded thereunder as of January 1, 2004, reduced by the number of common shares related to Awards made under the LTIP Plans between January 1, 2004 and March 25, 2004, the date the 2004 Plan was approved by shareholders, (or which have been awarded but will not be issued, owing to expiration, forfeiture, cancellation, return to the Company or settlement in cash in lieu of common shares on or after January 1, 2004) and which are no longer available for any reason (including the termination of the 1994 Plan or the LTIP Plans) will also be available for issuance under the 2004 Plan. When common shares are issued pursuant to a grant of restricted stock, restricted units, deferred stock units, promissory stock, performance units or as payment of an annual performance bonus or other stock-based award, the total number of common shares remaining available for grant will be decreased by a margin of at least 1.8 per common share issued. At September 30, 2005, there were approximately 172 million shares available for future grant under the 2004 Plan (including shares available under both the LTIP I and LTIP II Plans which are now assumable under the 2004 Plan).

        The 1994 Plan provided for the issuance of restricted stock grants to officers and non-officer employees. In November 2004, and upon expiration of the 1994 Plan, all 20 million shares available for future issuance under the 1994 Plan were assumed by the 2004 Plan. At September 30, 2005, 21 million shares had been granted, of which 5 million were granted under the 2004 Plan and 16 million were granted under the former 1994 Plan.

        The LTIP I Plan reserved common shares for issuance to Tyco's directors, executives and managers as share options. This plan is administered by the Compensation and Human Resources Committee of the Board of Directors of the Company, which consists exclusively of independent directors of the Company. Tyco had reserved 140 million common shares for issuance under the LTIP I Plan. At September 30, 2005, there were approximately 28 million shares originally reserved for issuance under this plan but now available for future grant under the 2004 Plan.

        The LTIP II Plan was a broad-based option plan for non-officer employees. Tyco had reserved 100 million common shares for issuance under the LTIP II Plan. The terms and conditions of this plan are similar to the LTIP I Plan. At September 30, 2005, there were approximately 24 million shares originally reserved for issuance under this plan but now available for future grant under the 2004 Plan.

        Restricted Shares—Common shares are awarded subject to certain restrictions. Conditions of vesting are determined at the time of grant under the 2004 Plan; unless otherwise stated, stock vests in equal annual installments over a period of four years. However, the majority of Tyco's restricted share grants cliff vest after three years. All restrictions on the stock will lapse upon normal retirement, death or disability of the employee.

        For grants which vest based on certain specified performance criteria, the fair market value of the shares are expensed over the period of performance, once achievement of criteria is deemed probable. For grants that vest through passage of time, the fair market value of the shares at the time of the grant is amortized to expense over the period of vesting. Unamortized compensation expense is recorded as a reduction of shareholders' equity. Recipients of restricted shares have the right to vote such shares and receive dividends. Income tax benefits resulting from the vesting of restricted shares, including a deduction for the excess, if any, of the fair market value of restricted shares at the time of vesting over their fair market value at the time of the grants and from the payment of dividends on unvested shares, are credited to contributed surplus.

        Share Options—Options are granted to purchase common shares at prices which are equal to or greater than the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant under the 2004 Plan; unless otherwise stated, options become exercisable in equal annual installments over a period of four years and will generally expire 10 years after the date of grant. However, the majority of Tyco's stock option grants vest in equal annual installments over three years. Options assumed as part of business combination transactions are administered under Tyco's plan but do not reduce the available shares and retain all the rights, terms and conditions of the respective plans under which they were originally granted.

        At September 30, 2005, approximately 390 million share options had been granted, of which 230 million, 124 million and 36 million were granted under the LTIP I, LTIP II and 2004 Plans, respectively.

        Share option activity for all Tyco plans from September 30, 2002 to September 30, 2005 is as follows:

	Outstanding	Weighted-Average Exercise Price
At September 30, 2002	153,633,593	$37.80
Granted	26,937,609	14.80
Exercised	(1,460,513)	10.13
Canceled	(30,470,736)	46.38

At September 30, 2003	148,639,953	32.28
Granted	18,449,148	28.15
Exercised	(8,304,564)	18.62
Canceled	(16,457,232)	37.43

At September 30, 2004	142,327,305	31.96
Granted	18,053,595	35.89
Exercised	(11,312,599)	19.95
Canceled	(8,565,767)	41.66

At September 30, 2005	140,502,534	32.80

        The following table summarizes information about outstanding and exercisable Tyco options at September 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life—Years	Number	Weighted-Average Exercise Price
$6.17 to $10.00	7,494,065	$9.97	6.6	5,894,065	$9.97
10.13 to 19.90	22,756,594	15.00	6.8	15,831,399	15.16
20.01 to 29.87	36,476,295	25.72	6.5	25,677,251	24.91
30.16 to 40.00	30,861,286	35.59	6.9	12,935,221	35.36
40.69 to 50.00	27,460,834	44.93	4.9	27,060,834	44.96
50.20 to 58.28	12,851,406	52.72	4.5	12,851,406	52.72
60.79 to 142.42	2,602,054	93.90	4.7	2,602,054	93.90

Total	140,502,534	32.80	6.1	102,852,230	34.36

        On the dates of grant using the Black-Scholes option-pricing model and assumptions set forth below, the estimated weighted-average fair value of Tyco options granted during 2005, 2004 and 2003 was $10.57, $10.69, and $6.34, respectively.

        The following weighted-average assumptions were used for 2005, 2004 and 2003:

	2005	2004	2003
Expected stock price volatility	35%	47%	64%
Risk free interest rate	3.88%	2.56%	2.48%
Expected annual dividend per share	$0.40	$0.05	$0.05
Expected life of options (years)	4.1	3.9	4.3

        Deferred Stock Units—Deferred Stock Units ("DSUs") are notional units that are tied to the value of Tyco common shares with distribution deferred until termination of employment. Distribution, when made, will be in the form of actual shares. Similar to restricted share grants that vest through the passage of time, the fair market value of the DSUs at the time of the grant is amortized to expense over the period of vesting. The unamortized portion of deferred compensation expense is recorded as a reduction of shareholders' equity. Recipients of DSUs do not have the right to vote such shares and do not have the right to receive cash dividends. However, they have the right to receive dividends in the form of additional DSUs. Conditions of vesting are determined at the time of grant. Under the 2004 Plan, unless otherwise stated, DSU's vest in equal annual installments over four years. However, the majority of Tyco's DSU grants vest in equal annual installments over three years.

        The Company has granted 2 million DSUs, all of which were outstanding at September 30, 2005.

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

        The Company also maintains two other employee stock purchase plans for the benefit of employees of certain qualified non-U.S. subsidiaries. Under one plan, eligible employees are granted options to purchase shares at the end of three years of service at 85% of the market price at the time of grant. As of September 30, 2005, there were approximately 2 million options outstanding and 7 million shares available for future issuance under this plan. All shares purchased under the other plan are purchased on the open market.

        The total compensation cost for all stock-based compensation awards was $84 million, $42 million and $43 million for 2005, 2004 and 2003, respectively. Additionally, contributed surplus includes $142 and $115 million of unamortized compensation expense for 2005 and 2004, respectively.

21.    Comprehensive Income

        The components of accumulated other comprehensive (loss) income are as follows ($ in millions):

	Currency Translation(1)	Unrealized (Loss) Gain on Securities(2)	Unrealized (Loss) Gain on Derivative Financial Instruments	Minimum Pension Liability	Accumulated Other Comprehensive (Loss) Income
Balance at September 30, 2002	$(898)	$(5)	$(1)	$(685)	$(1,589)
Pretax current period change	1,446	4	3	(206)	1,247
Income tax (expense) benefit	—	(2)	—	71	69

Balance at September 30, 2003	548	(3)	2	(820)	(273)
Pretax current period change	704	4	(5)	104	807
Income tax (expense) benefit	—	(1)	1	(18)	(18)

Balance at September 30, 2004	1,252	—	(2)	(734)	516
Pretax current period change	(48)	(4)	1	(279)	(330)
Income tax benefit (expense)	—	1	(1)	79	79

Balance at September 30, 2005	$1,204	$(3)	$(2)	$(934)	$265

(1)
During the year ended September 30, 2005, $48 million was transferred from currency translation adjustments and included in net income as a result of the sale of foreign entities. Of the $48 million gain, $30 million related to the TGN and is included in "(Gains) losses and impairments on divestitures, net," while $18 million is included in "(Loss) income from discontinued operations."

(2)
The year ended September 30, 2005 includes a reclassification of unrealized gains of $2 million related to the sale of certain investments. The year ended September 30, 2004 includes unrealized losses of $4 million related to the other than temporary impairment of investments.

22.    Consolidated Segment and Geographic Data

        The Company's segments are strategic business units that operate in different industries and are managed separately. Certain corporate expenses were allocated to each operating segment's operating income, based generally on net revenues.

        The Company operates in the following business segments:

  •
  Fire and Security designs, manufactures, installs, monitors and services electronic security and fire protection systems;

  •
  Electronics designs, manufactures and distributes electrical and electronic components;

  •
  Healthcare designs, manufactures and distributes medical devices and supplies, imaging agents, pharmaceuticals and adult incontinence and infant care products; and

  •
  Engineered Products and Services designs, manufactures, distributes and services engineered products, including industrial valves and controls as well as steel tubular goods, and provides consulting, engineering and construction management and operating services.

        During 2005, the Company committed to a plan to sell the Plastics and Adhesives segment and has reported its results as discontinued operations.

        The segment and geographic data presented have been reclassified to exclude the results of discontinued operations and to reflect the transfer of the Precision Interconnect business from Healthcare to Electronics in 2004. Also, the operating results of the TGN business were presented within Corporate and Other until its sale in the third quarter of 2005.

        Selected information by business segment is presented in the following tables for 2005, 2004 and 2003 ($ in millions):

	2005	2004	2003
Net revenue:
Fire and Security	$11,503	$11,447	$10,832
Electronics	12,196	11,822	10,492
Healthcare	9,543	9,110	8,420
Engineered Products and Services(1)	6,456	6,007	4,498
Corporate and Other(2)	29	25	14

Net revenue	$39,727	$38,411	$34,256

(1)
Includes $649 million and $739 million in 2005 and 2004, respectively, to reflect sub-contract costs in net revenue and cost of revenue at Infrastructure Services. These adjustments had no impact on operating income (See Note 1).

(2)
Relates to the TGN business.

	2005	2004	2003
Operating income:
Fire and Security	$1,216	$899	$342
Electronics	1,852	1,749	1,241
Healthcare	2,286	2,365	2,104
Engineered Products and Services	672	620	362
Corporate and Other(1)	(231)	(397)	(1,172)

	$5,795	$5,236	$2,877

(1)
Includes gain on sale of the TGN of $303 million in 2005. In addition, includes TGN operating loss of $54 million, $73 million and $760 million in 2005, 2004 and 2003, respectively, prior to the disposition. Also includes general overhead expenses previously allocated to the Plastics and Adhesives segment of $12 million in 2005 and 2004 and $11 million in 2003.

        Net revenue by groups of products within Tyco's segments for 2005, 2004 and 2003 is as follows ($ in millions):

	2005	2004	2003
Net revenue by groups of products:
Electronic Security Services	$6,824	$6,760	$6,345
Fire Protection Contracting and Services	4,679	4,687	4,487

Fire and Security	11,503	11,447	10,832
Electronic Components	10,203	9,476	8,244
Wireless	870	835	771
Electrical Contracting Services	—	353	370
Power Systems	447	492	568
Printed Circuit Group	422	460	403
Submarine Telecommunications	254	206	136

Electronics	12,196	11,822	10,492
Medical Devices & Supplies	7,549	7,124	6,543
Retail	830	912	904
Pharmaceuticals	1,164	1,074	973

Healthcare	9,543	9,110	8,420
Flow Control and Fire & Building Products	3,418	3,037	2,717
Electrical & Metal Products	1,745	1,545	1,163
Infrastructure Services(1)	1,293	1,425	618

Engineered Products and Services	6,456	6,007	4,498
Corporate and Other(2)	29	25	14

Net revenue	$39,727	$38,411	$34,256

(1)
Includes $649 million and $739 million in 2005 and 2004, respectively, to reflect sub-contract costs in net revenue and cost of revenue at Infrastructure Services. These adjustments had no impact on operating income (See Note 1).

(2)
Net revenue relates to the TGN business.

        Total assets by segment at September 30, 2005, 2004 and 2003 are as follows ($ in millions):

	2005	2004	2003
Total assets:
Fire and Security	$18,455	$18,199	$18,626
Electronics	18,350	18,536	17,100
Healthcare	14,050	13,190	13,069
Engineered Products and Services	7,167	7,124	6,931
Corporate and Other(1)	3,280	4,460	5,180
Assets held for sale	1,319	2,158	2,091

	$62,621	$63,667	$62,997

(1)
Includes total assets for the TGN business of $48 million and $642 million at September 30, 2004 and 2003, respectively.

        Depreciation and amortization and capital expenditures, net by segment for the years ended September 30, 2005, 2004 and 2003 are as follows ($ in millions):

	2005	2004	2003
Depreciation and amortization:
Fire and Security	$1,106	$1,132	$1,199
Electronics	559	540	484
Healthcare	319	327	310
Engineered Products and Services	108	116	103
Corporate and Other(1)	8	4	46

	$2,100	$2,119	$2,142

(1)
Includes depreciation for the TGN business of $37 million in 2003.

	2005	2004	2003
Capital expenditures, net:
Fire and Security	$389	$335	$509
Electronics	458	370	404
Healthcare	326	239	191
Engineered Products and Services	88	45	46
Corporate and Other(1)	11	(2)	105

	$1,272	$987	$1,255

(1)
Includes capital expenditures of $113 million related to the TGN business in 2003.

        Net revenue by geographic area for the years ended September 30, 2005, 2004 and 2003 is as follows ($ in millions):

	2005	2004	2003
Net revenue:
United States	$19,635	$19,632	$18,309
Other Americas	2,202	2,103	1,786
Europe	11,476	10,892	9,256
Asia—Pacific	6,414	5,784	4,905

Net revenue(1)	$39,727	$38,411	$34,256

(1)
Revenue from external customers is attributed to individual countries based on the reporting entity that records the transaction.

        Long-lived assets by geographic area at September 30, 2005, 2004 and 2003 are as follows ($ in millions):

	2005	2004	2003
Long-lived assets(1):
United States	$6,220	$6,363	$6,747
Other Americas	569	628	691
Europe	2,216	2,244	2,268
Asia—Pacific	1,116	964	896
Corporate and Other(2)	344	303	298

	$10,465	$10,502	$10,900

(1)
Long-lived assets are comprised primarily of property, plant and equipment and exclude goodwill and other intangible assets.

(2)
Includes long-lived assets for the TGN business of $24 million and $11 million at September 30, 2004, and 2003, respectively.

23.    Supplementary Income Statement Information

      Selected supplementary income statement information for the years ended September 30, 2005, 2004 and 2003 is as follows ($ in millions):

	2005	2004	2003
Research and development	$836	$777	$661
Advertising	$262	$234	$182

24.    Supplementary Balance Sheet Information

      Selected supplementary balance sheet information at September 30, 2005 and 2004 is as follows ($ in millions):

	2005	2004
Purchased materials and manufactured parts	$1,039	$1,071
Work in process	967	962
Finished goods	2,191	2,146

Inventories	$4,197	$4,179

Land	$526	$544
Buildings	3,177	3,045
Subscriber systems	4,745	4,940
Machinery and equipment	9,955	9,606
Construction in progress	826	648
Accumulated depreciation	(9,991)	(9,469)

Property, plant and equipment, net	$9,238	$9,314

Accrued payroll and payroll related costs	$875	$979
Income taxes payable	807	562
Other	4,083	3,468

Accrued and other current liabilities	$5,765	$5,009

Deferred revenue—non-current portion	$1,033	$1,101
Income taxes	2,166	2,432
Other	4,476	3,956

Other liabilities	$7,675	$7,489

25.    Summarized Quarterly Financial Data (Unaudited)

      Summarized quarterly financial data for the years ended September 30, 2005 and 2004 is as follows ($ in millions, except per share data):

	2005
	1st Qtr.(1)	2nd Qtr.(2)	3rd Qtr.(3)	4th Qtr.(4)
Net revenue	$9,601	$9,993	$10,103	$10,030
Gross profit	3,357	3,491	3,537	3,383
Income from continuing operations	721	399	1,203	876
(Loss) income from discontinued operations, net of income taxes	(12)	(207)	(10)	41
Cumulative effect of accounting change, net of income taxes	21	—	—	—
Net income	730	192	1,193	917
Basic earnings per share:
Income from continuing operations	$0.36	$0.20	$0.60	$0.43
(Loss) income from discontinued operations, net of income taxes	(0.01)	(0.10)	(0.01)	0.02
Cumulative effect of accounting change, net of income taxes	0.01	—	—	—
Net income	0.36	0.10	0.59	0.45
Diluted earnings per share:
Income from continuing operations	0.34	0.20	0.57	0.42
(Loss) income from discontinued operations, net of income taxes	(0.01)	(0.11)	(0.01)	0.02
Cumulative effect of accounting change, net of income taxes	0.01	—	—	—
Net income	0.34	0.09	0.56	0.44

(1)
Net revenue excludes $464 million of revenue related to discontinued operations. Income from continuing operations includes net restructuring charges of $7 million, divestiture-related charges of $18 million, including $3 million in cost of sales, a loss of $156 million related to the retirement of debt and a charge of $4 million related to the write-down of an investment.

(2)
Net revenue excludes $463 million of revenue related to discontinued operations. Income from continuing operations includes losses and impairments on divestitures of $2 million, net restructuring and other charges of $5 million, a $50 million charge related to an SEC enforcement action, and $573 million related to the retirement of debt. Loss from discontinued operations, net of tax includes $202 million ($181 million after tax) of long-lived asset and goodwill impairments.

(3)
Net revenue excludes $459 million of revenue related to discontinued operations. Income from continuing operations includes a net restructuring credit of $1 million, charges for the impairment of long-lived assets of $3 million, net gain on the sale of TGN of $307 million along with $6 million of divestiture-related charges, and a loss of $179 million related to the retirement of debt.

(4)
Net revenue excludes $465 million of revenue related to discontinued operations. Income from continuing operations includes long-lived asset impairment charges of $3 million, net losses and impairments on divestitures of $10 million, a $277 million charge related to a patent dispute in the Healthcare segment, a $70 million charge related to certain former executives' employment, a loss of $105 million related to the retirement of debt and a $109 million court-ordered restitution award.

	2004
	1st Qtr.(1)(2)	2nd Qtr.(3)	3rd Qtr.(4)	4th Qtr.(5)
Net revenue	$9,241	$9,391	$9,790	$9,989
Gross profit	3,253	3,332	3,589	3,577
Income from continuing operations	705	768	899	576
Income (loss) from discontinued operations, net of income taxes	14	15	24	(122)
Net income	719	783	923	454
Basic earnings per share:
Income from continuing operations	$0.35	$0.38	$0.45	$0.29
Income (loss) from discontinued operations, net of income taxes	0.01	0.01	0.01	(0.06)
Net income	0.36	0.39	0.46	0.23
Diluted earnings per share:
Income from continuing operations	0.33	0.36	0.42	0.27
Income (loss) from discontinued operations, net of income taxes	0.01	0.01	0.01	(0.05)
Net income	0.34	0.37	0.43	0.22

(1)
Net revenue excludes $638 million of revenue related to discontinued operations. Income from continuing operations includes net restructuring credits of $3 million, impairment charges of $1 million and a loss of $5 million related to the retirement of debt.

(2)
Effective January 1, 2004, retroactive to October 1, 2003, the Company began reflecting sub-contract costs in net revenue and cost of revenue at Infrastructure Services (a business unit within Engineered Products and Services). These adjustments had no impact on net income (see Note 1).

(3)
Net revenue excludes $651 million of revenue related to discontinued operations. Income from continuing operations includes losses and impairments on divestitures of $85 million, net restructuring and other charges of $24 million, of which charges of $1 million are included in cost of sales, and charges for the impairment of long-lived assets of $1 million.

(4)
Net revenue excludes $661 million of revenue related to discontinued operations. Income from continuing operations includes net restructuring and other charges of $36 million, of which charges of $2 million are included in cost of sales, charges for the impairment of long-lived assets of $13 million, net gains on divestitures of $3 million and a loss of $38 million related to the retirement of debt.

(5)
Net revenue excludes $681 million of revenue related to discontinued operations. Income from continuing operations includes net restructuring and other charges of $155 million, of which charges of $3 million are included in cost of sales, charges for the impairment of long-lived assets of $37 million, net losses and impairments on divestitures of $34 million and a loss of $241 million related to the retirement of debt.

26.    Tyco International Group S.A.

        TIGSA, a wholly owned subsidiary of the Company, has public debt securities outstanding (see Note 14), which are fully and unconditionally guaranteed by Tyco. The following tables present condensed consolidated financial information for Tyco, TIGSA and all other subsidiaries. Condensed financial information for Tyco and TIGSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

        During the fourth quarter of 2005, TIGSA completed a tax-free restructuring involving the issuance of multiple classes of shares and the distribution of certain investments, intercompany loans and intercompany receivables to Tyco International Ltd. Since the transactions were entirely among wholly owned subsidiaries of Tyco there was no impact on the consolidated statements of financial position, operations or cash flows of the Company. The transactions did, however, result in a decrease to TIGSA's investment in subsidiaries and intercompany receivables of a combined $18.4 billion. The effect of these transactions has been reflected below as if they occurred at the beginning of the earliest period presented.

CONSOLIDATING STATEMENT OF INCOME
For the Year Ended September 30, 2005
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$39,727	$—	$39,727
Cost of product sales	—	—	21,192	—	21,192
Cost of services	—	—	4,767	—	4,767
Selling, general and administrative expenses	112	63	8,056	—	8,231
Restructuring and other charges, net	—	—	10	—	10
Impairment of long-lived assets	—	—	6	—	6
(Gains) losses and impairments on divestitures, net	—	—	(274)	—	(274)

Operating (loss) income	(112)	(63)	5,970	—	5,795
Interest income	1	28	94	—	123
Interest expense	—	(727)	(88)	—	(815)
Other (expense) income, net	—	(1,013)	102	—	(911)
Equity in net income of subsidiaries	4,552	2,895	—	(7,447)	—
Intercompany interest and fees	(1,409)	1,715	(306)	—	—

Income from continuing operations before income taxes and minority interest	3,032	2,835	5,772	(7,447)	4,192
Income taxes	—	(1)	(983)	—	(984)
Minority interest	—	—	(9)	—	(9)

Income from continuing operations	3,032	2,834	4,780	(7,447)	3,199
Loss from discontinued operations, net of income taxes	—	—	(188)	—	(188)

Income before cumulative effect of accounting change	3,032	2,834	4,592	(7,447)	3,011
Cumulative effect of accounting change, net of income taxes	—	—	21	—	21

Net income	$3,032	$2,834	$4,613	$(7,447)	$3,032

CONSOLIDATING STATEMENT OF INCOME
For the Year Ended September 30, 2004
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$38,411	$—	$38,411
Cost of product sales	—	—	19,515	—	19,515
Cost of services	—	—	5,145	—	5,145
Selling, general and administrative expenses	90	3	8,048	—	8,141
Restructuring and other charges, net	—	—	206	—	206
Impairment of long-lived assets	—	—	52	—	52
Losses and impairments on divestitures, net	—	—	116	—	116

Operating (loss) income	(90)	(3)	5,329	—	5,236
Interest income	—	28	63	—	91
Interest expense	(5)	(819)	(132)	—	(956)
Other expense, net	—	(246)	(40)	—	(286)
Equity in net income of subsidiaries	4,220	2,335	—	(6,555)	—
Intercompany interest and fees	(1,245)	1,040	205	—	—

Income from continuing operations before income taxes and minority interest	2,880	2,335	5,425	(6,555)	4,085
Income taxes	(1)	—	(1,122)	—	(1,123)
Minority interest	—	—	(14)	—	(14)

Income from continuing operations	2,879	2,335	4,289	(6,555)	2,948
Loss from discontinued operations, net of income taxes	—	—	(69)	—	(69)

Net income	$2,879	$2,335	$4,220	$(6,555)	$2,879

CONSOLIDATING STATEMENT OF INCOME
For the Year Ended September 30, 2003
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$34,256	$—	$34,256
Cost of product sales	—	—	17,783	—	17,783
Cost of services	—	—	4,435	—	4,435
Selling, general and administrative expenses	54	3	8,074	—	8,131
Restructuring and other credits, net	—	—	(73)	—	(73)
Impairment of long-lived assets	—	—	825	—	825
Goodwill impairment	—	—	278	—	278

Operating (loss) income	(54)	(3)	2,934	—	2,877
Interest income	2	34	71	—	107
Interest expense	(43)	(996)	(108)	—	(1,147)
Other income (expense), net	23	(159)	(87)	—	(223)
Equity in net income of subsidiaries	1,770	561	—	(2,331)	—
Intercompany interest and fees	(718)	954	(236)	—	—

Income from continuing operations before income taxes and minority interest	980	391	2,574	(2,331)	1,614
Income taxes	—	—	(729)	—	(729)
Minority interest	—	—	(3)	—	(3)

Income from continuing operations	980	391	1,842	(2,331)	882
Income from discontinued operations, net of income taxes	—	—	173	—	173

Income before cumulative effect of accounting change	980	391	2,015	(2,331)	1,055
Cumulative effect of accounting change, net of income taxes	—	—	(75)	—	(75)

Net income	$980	$391	$1,940	$(2,331)	$980

CONSOLIDATING BALANCE SHEET
September 30, 2005
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$3	$1,204	$1,989	$—	$3,196
Accounts receivable, net	—	—	6,732	—	6,732
Inventories	—	—	4,197	—	4,197
Intercompany receivables	1,847	37	11,382	(13,266)	—
Prepaid expenses and other current assets	21	103	1,733	—	1,857
Deferred income taxes	—	—	1,200	—	1,200
Assets held for sale	—	—	1,355	—	1,355

Total current assets	1,871	1,344	28,588	(13,266)	18,537
Property, plant and equipment, net	—	—	9,238	—	9,238
Goodwill	—	—	24,557	—	24,557
Intangible assets, net	—	—	5,085	—	5,085
Investment in subsidiaries	57,798	30,410	—	(88,208)	—
Intercompany loans receivable	—	21,577	27,254	(48,831)	—
Other assets	24	164	5,016	—	5,204

Total Assets	$59,693	$53,495	$99,738	$(150,305)	$62,621

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$2	$1,700	$252	$—	$1,954
Accounts payable	9	—	3,056	—	3,065
Accrued and other current liabilities	279	367	5,119	—	5,765
Deferred revenue	—	—	771	—	771
Intercompany payables	8,271	3,111	1,884	(13,266)	—
Liabilities held for sale	—	—	280	—	280

Total current liabilities	8,561	5,178	11,362	(13,266)	11,835
Long-term debt	—	10,008	592	—	10,600
Intercompany loans payable	18,615	8,639	21,577	(48,831)	—
Other liabilities	67	8	7,600	—	7,675

Total Liabilities	27,243	23,833	41,131	(62,097)	30,110
Minority interest	—	—	61	—	61
Shareholders' Equity:
Preference shares	—	—	13,070	(13,070)	—
Common shares	405	1	(2)	(1)	403
Other shareholders' equity	32,045	29,661	45,478	(75,137)	32,047

Total Shareholders' Equity	32,450	29,662	58,546	(88,208)	32,450

Total Liabilities and Shareholders' Equity	$59,693	$53,495	$99,738	$(150,305)	$62,621

CONSOLIDATING BALANCE SHEET
September 30, 2004
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$2,452	$2,014	$—	$4,467
Accounts receivable, net	1	—	6,095	—	6,096
Inventories	—	—	4,179	—	4,179
Intercompany receivables	203	591	8,449	(9,243)	—
Prepaid expenses and other current assets	7	11	1,692	—	1,710
Deferred income taxes	—	—	1,012	—	1,012
Assets held for sale	—	—	2,170	—	2,170

Total current assets	212	3,054	25,611	(9,243)	19,634
Property, plant and equipment, net	—	—	9,314	—	9,314
Goodwill	—	—	24,800	—	24,800
Intangible assets, net	—	—	5,311	—	5,311
Investment in subsidiaries	55,461	27,953	—	(83,414)	—
Intercompany loans receivable	—	20,223	24,697	(44,920)	—
Other assets	24	254	4,330	—	4,608

Total Assets	$55,697	$51,484	$94,063	$(137,577)	$63,667

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$1,766	$271	$—	$2,037
Accounts payable	1	—	2,624	—	2,625
Accrued and other current liabilities	39	270	4,700	—	5,009
Deferred revenue	—	—	730	—	730
Intercompany payables	6,690	1,759	794	(9,243)	—
Liabilities held for sale	—	—	875	—	875

Total current liabilities	6,730	3,795	9,994	(9,243)	11,276
Long-term debt	2	13,796	744	—	14,542
Intercompany loans payable	18,615	6,082	20,223	(44,920)	—
Other liabilities	58	1	7,430	—	7,489

Total Liabilities	25,405	23,674	38,391	(54,163)	33,307
Minority interest	—	—	68	—	68
Shareholders' Equity:
Preference shares	—	—	13,070	(13,070)	—
Common shares	405	1	(3)	(1)	402
Other shareholders' equity	29,887	27,809	42,537	(70,343)	29,890

Total Shareholders' Equity	30,292	27,810	55,604	(83,414)	30,292

Total Liabilities and Shareholders' Equity	$55,697	$51,484	$94,063	$(137,577)	$63,667

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2005
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by operating activities	$628	$2,429	$3,080	$—	$6,137
Net cash provided by discontinued operating activities	—	—	77	—	77
Cash Flows From Investing Activities:
Capital expenditures, net	—	—	(1,272)	—	(1,272)
Acquisition of customer accounts (ADT dealer program)	—	—	(328)	—	(328)
Acquisition of businesses, net of cash acquired	—	—	(82)	—	(82)
Purchase accounting and holdback/earn-out liabilities	—	—	(47)	—	(47)
Divestiture of businesses, net of cash retained by businesses sold	—	—	295	—	295
Increase in investments	—	(99)	(173)	—	(272)
Decrease in intercompany loans	—	1,196	—	(1,196)	—
Increase in restricted cash	—	—	(2)	—	(2)
Other	—	—	(16)	—	(16)

Net cash provided by (used in) investing activities	—	1,097	(1,625)	(1,196)	(1,724)
Net cash used in discontinued investing activities	—	—	(30)	—	(30)
Cash Flows From Financing Activities:
Net repayment of debt	—	(4,772)	(218)	—	(4,990)
Proceeds from exercise of share options	—	—	226	—	226
Dividends paid	(628)	—	—	—	(628)
Repurchase of common shares	—	—	(300)	—	(300)
Loan repayments to parent	—	—	(1,196)	1,196	—
Other	2	(2)	(23)	—	(23)

Net cash used in financing activities	(626)	(4,774)	(1,511)	1,196	(5,715)
Net cash used in discontinued financing activities	—	—	(81)	—	(81)
Effect of currency translation on cash	—	—	65	—	65
Net increase (decrease) in cash and cash equivalents	2	(1,248)	(25)	—	(1,271)
Cash and cash equivalents at beginning of year	1	2,452	2,014	—	4,467

Cash and cash equivalents at end of year	$3	$1,204	$1,989	$—	$3,196

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2004
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by operating activities	$2,311	$1,109	$1,859	$—	$5,279
Net cash provided by discontinued operating activities	—	—	134	—	134
Cash Flows From Investing Activities:
Capital expenditures, net	—	—	(987)	—	(987)
Acquisition of customer accounts (ADT dealer program)	—	—	(254)	—	(254)
Acquisition of businesses, net of cash acquired	—	—	(15)	—	(15)
Purchase accounting and holdback/earn-out liabilities	—	—	(105)	—	(105)
Divestiture of businesses, net of cash retained by businesses sold	—	—	236	—	236
Decrease (increase) in investments	—	470	(47)	—	423
Decrease in intercompany loans	218	51	—	(269)	—
Decrease in restricted cash	—	315	27	—	342
Other	—	—	(25)	—	(25)

Net cash provided by (used in) investing activities	218	836	(1,170)	(269)	(385)
Net cash used in discontinued investing activities	—	—	(46)	—	(46)
Cash Flows From Financing Activities:
Net repayment of debt	(2,480)	(1,775)	(513)	—	(4,768)
Proceeds from exercise of share options	—	—	155	—	155
Dividends paid	(100)	—	—	—	(100)
Repurchase of common shares	—	—	(1)	—	(1)
Loan repayments to parent	—	—	(269)	269	—
Other	5		(29)	—	(24)

Net cash used in financing activities	(2,575)	(1,775)	(657)	269	(4,738)
Net cash used in discontinued financing activities	—	—	(8)	—	(8)
Effect of currency translation on cash	—	—	45	—	45
Net (decrease) increase in cash and cash equivalents	(46)	170	157	—	281
Cash and cash equivalents at beginning of year	47	2,282	1,857	—	4,186

Cash and cash equivalents at end of year	$1	$2,452	$2,014	$—	$4,467

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2003
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by operating activities	$1,171	$624	$3,201	$—	$4,996
Net cash provided by discontinued operating activities	—	—	377	—	377
Cash Flows From Investing Activities:
Capital expenditures, net	4	—	(1,259)	—	(1,255)
Acquisition of customer accounts (ADT dealer program)	—	—	(597)	—	(597)
Acquisition of businesses, net of cash acquired	—	—	(44)	—	(44)
Purchase accounting and holdback/earn-out liabilities	—	—	(267)	—	(267)
Divestiture of businesses, net of cash retained by businesses sold	—	—	9	—	9
Increase in investments	—	(377)	(8)	—	(385)
Decrease in intercompany loans	—	2,658	—	(2,658)	—
Increase in investment in subsidiaries	(2)	(1)	—	3	—
Increase in restricted cash	—	(134)	(94)	—	(228)
Other	—	(9)	67	—	58

Net cash provided by (used in) investing activities	2	2,137	(2,193)	(2,655)	(2,709)
Net cash used in discontinued investing activities	—	—	(31)	—	(31)
Cash Flows From Financing Activities:
Net repayment of debt	(1,063)	(3,450)	(103)	—	(4,616)
Proceeds from exercise of share options	—	—	15	—	15
Dividends paid	(101)	—	—	—	(101)
Repurchase of common shares	—	—	(1)	—	(1)
Loan repayments to parent	—	—	(2,658)	2,658	—
Capital contributions from parent	—	—	3	(3)	—
Other	—	—	(8)	—	(8)

Net cash used in financing activities	(1,164)	(3,450)	(2,752)	2,655	(4,711)
Net cash used in discontinued financing activities	—	—	(3)	—	(3)
Effect of currency translation on cash	—	—	89	—	89
Net increase (decrease) in cash and cash equivalents	9	(689)	(1,312)	—	(1,992)
Cash and cash equivalents at beginning of year	38	2,971	3,169	—	6,178

Cash and cash equivalents at end of year	$47	$2,282	$1,857	$—	$4,186

27.    Subsequent Events

      In the two weeks following the end of the fourth quarter of 2005 Tyco repurchased 7.9 million of common shares for $216 million.

        In November 2005, Tyco's Healthcare segment acquired a controlling interest in Floreane Medical Implants, S.A. ("Floreane") for approximately $89 million in cash. Floreane is an innovator in the development of surgical support implants for parietal, urological and gynecological surgery. The acquisition has a total value of approximately $142 million with the remaining outstanding shares of Floreane expected to be acquired during fiscal 2006.

TYCO INTERNATIONAL LTD.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Description	Balance at Beginning of Year	Additions Charged to Income	Acquisitions, Divestitures and Other	Deductions	Balance at End of Year
Accounts Receivable:
Year Ended September 30, 2003	$626	$375	$27	$(316)	$712
Year Ended September 30, 2004	712	156	18	(370)	516
Year Ended September 30, 2005	516	93	(2)	(185)	422

QuickLinks

TABLE OF CONTENTS
PART I
PART II
Critical Accounting Policies and Estimates
Liquidity and Capital Resources
Off-Balance Sheet Arrangements
Accounting Pronouncements
Forward-Looking Information
PART III
PART IV
SIGNATURES
TYCO INTERNATIONAL LTD. Index to Consolidated Financial Information
MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF INCOME Years ended September 30, 2005, 2004 and 2003 (in millions, except per share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED BALANCE SHEETS As of September 30, 2005 and 2004 (in millions, except share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Years Ended September 30, 2005, 2004 and 2003 (in millions)
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended September 30, 2005, 2004 and 2003 (in millions)
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING STATEMENT OF INCOME For the Year Ended September 30, 2005 ($ in millions)
CONSOLIDATING STATEMENT OF INCOME For the Year Ended September 30, 2004 ($ in millions)
CONSOLIDATING STATEMENT OF INCOME For the Year Ended September 30, 2003 ($ in millions)
CONSOLIDATING BALANCE SHEET September 30, 2005 ($ in millions)
CONSOLIDATING BALANCE SHEET September 30, 2004 ($ in millions)
CONSOLIDATING STATEMENT OF CASH FLOWS For the Year Ended September 30, 2005 ($ in millions)
CONSOLIDATING STATEMENT OF CASH FLOWS For the Year Ended September 30, 2004 ($ in millions)
CONSOLIDATING STATEMENT OF CASH FLOWS For the Year Ended September 30, 2003 ($ in millions)
TYCO INTERNATIONAL LTD. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in millions)