Form 10-Q
period 2005-12-30
TYCO INTERNATIONAL LTD /BER/
filed 2006-02-07
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2005

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

441-292-8674
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of common shares outstanding as of January 27, 2006 was 2,015,386,978.

TYCO INTERNATIONAL LTD.
INDEX TO FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share data)

	For the Quarters Ended
	December 30, 2005	December 31, 2004
Revenue from product sales	$7,787	$7,654
Service revenue	1,919	1,947
Net revenue	9,706	9,601
Cost of product sales	5,290	5,023
Cost of services	1,181	1,221
Selling, general and administrative expenses	1,987	1,965
Restructuring and asset impairment charges, net	12	7
Losses and impairments on divestitures	11	15
Operating income	1,225	1,370
Interest income	37	37
Interest expense	(189)	(216)
Other expense, net	(1)	(161)
Income from continuing operations before income taxes and minority interest	1,072	1,030
Income taxes	(262)	(306)
Minority interest	(3)	(3)
Income from continuing operations	807	721
Loss from discontinued operations, net of income taxes	(237)	(12)
Income before cumulative effect of accounting change	570	709
Cumulative effect of accounting change, net of income taxes	—	21
Net income	$570	$730
Basic earnings per share:
Income from continuing operations	$0.40	$0.36
Loss from discontinued operations	(0.12)	(0.01)
Income before cumulative effect of accounting change	0.28	0.35
Cumulative effect of accounting change	—	0.01
Net income	$0.28	$0.36
Diluted earnings per share:
Income from continuing operations	$0.39	$0.34
Loss from discontinued operations	(0.11)	(0.01)
Income before cumulative effect of accounting change	0.28	0.33
Cumulative effect of accounting change	—	0.01
Net income	$0.28	$0.34
Weighted-average number of shares outstanding:
Basic	2,003	2,008
Diluted	2,109	2,206

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share data)

	December 30, 2005	September 30, 2005
Assets
Current Assets:
Cash and cash equivalents	$3,071	$3,206
Accounts receivable, less allowance for doubtful accounts of $414 and $422, respectively	6,601	6,732
Inventories	4,401	4,197
Prepaid expenses and other current assets	3,164	3,090
Assets held for sale	1,129	1,290
Total current assets	18,366	18,515
Property, plant and equipment, net	9,125	9,238
Goodwill	24,486	24,557
Intangible assets, net	5,067	5,085
Other assets	5,217	5,226
Total Assets	$62,261	$62,621
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$1,956	$1,954
Accounts payable	3,006	3,065
Accrued and other current liabilities	6,115	6,552
Liabilities held for sale	289	219
Total current liabilities	11,366	11,790
Long-term debt	10,529	10,600
Other liabilities	7,799	7,720
Total Liabilities	29,694	30,110
Commitments and contingencies (Note 8)
Minority interest	66	61
Shareholders’ Equity:
Common shares, $0.20 par value, 4,000,000,000 shares authorized; 2,014,471,075 and 2,014,853,113 shares outstanding, net of 19,099,423 and 12,024,224 shares owned by subsidiaries, respectively	403	403
Capital in excess:
Share premium	8,601	8,540
Contributed surplus	15,127	15,249
Accumulated earnings	8,362	7,993
Accumulated other comprehensive income	8	265
Total Shareholders’ Equity	32,501	32,450
Total Liabilities and Shareholders’ Equity	$62,261	$62,621

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	For the Quarters Ended
	December 30, 2005	December 31, 2004
Cash Flows From Operating Activities:
Net income	$570	$730
Loss from discontinued operations	237	12
Cumulative effect of accounting change	—	(21)
Income from continuing operations	807	721
Adjustments to reconcile net cash provided by operating activities:
Non-cash restructuring and asset impairment charges, net	6	(4)
Losses and impairments on divestitures	11	18
Depreciation and amortization	516	529
Non-cash compensation expense	75	20
Deferred income taxes	(2)	94
Provision for losses on accounts receivable and inventory	54	66
Loss on the retirement of debt	—	156
Other non-cash items	18	34
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	86	(269)
Inventories	(273)	(321)
Accounts payable	(29)	92
Accrued and other liabilities	(469)	(305)
Other	(125)	45
Net cash provided by operating activities	675	876
Net cash used in discontinued operating activities	(7)	(86)
Cash Flows From Investing Activities:
Capital expenditures	(301)	(307)
Proceeds from disposal of assets	9	28
Acquisition of businesses, net of cash acquired	(88)	(11)
Acquisition of customer accounts (ADT dealer program)	(77)	(67)
Purchase accounting and holdback liabilities	(80)	(17)
Divestiture of businesses, net of cash retained	(4)	166
Decrease (increase) in investments	94	(46)
Decrease in restricted cash	24	3
Other	(9)	11
Net cash used in investing activities	(432)	(240)
Net cash used in discontinued investing activities	(5)	(10)
Cash Flows From Financing Activities:
Net repayment of short-term debt	(2)	(1,166)
Repayment of long-term debt, including debt tenders	(2)	(409)
Proceeds from exercise of share options	61	43
Dividends paid	(200)	(24)
Repurchase of common shares	(216)	—
Other	(3)	(15)
Net cash used in financing activities	(362)	(1,571)
Net cash used in discontinued financing activities	—	(79)
Effect of currency translation on cash	(4)	80
Net decrease in cash and cash equivalents	(135)	(1,030)
Cash and cash equivalents at beginning of period	3,206	4,487
Cash and cash equivalents at end of period	$3,071	$3,457

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the Quarters Ended December 30, 2005 and December 31, 2004
(in millions)

	Number of Common Shares	Common Shares $0.20 Par Value	Share Premium	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2004	2,010	$402	$8,315	$15,319	$5,740	$516	$30,292
Comprehensive income:
Net income					730		730
Currency translation						1,160	1,160
Unrealized gain on marketable securities, net of income taxes						2	2
Unrealized gain on derivative instruments, net of income taxes						2	2
Total comprehensive income							1,894
Dividends declared					(202)		(202)
Share options exercised, including tax benefit of $6	2	1	42	6			49
Compensation expense				22			22
Exchange of convertible debt due 2010	1			8			8
Reporting calendar alignment, net of income taxes					26		26
Balance at December 31, 2004	2,013	$403	$8,357	$15,355	$6,294	$1,680	$32,089

	Number of Common Shares	Common Shares $0.20 Par Value	Share Premium	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2005	2,015	$403	$8,540	$15,249	$7,993	$265	$32,450
Comprehensive income:
Net income					570		570
Currency translation						(257)	(257)
Total comprehensive income							313
Dividends declared					(201)		(201)
Restricted share grants, net of forfeitures	4	1		(1)			—
Share options exercised, including tax expense of $2	3	1	60	(2)			59
Repurchase of common shares by subsidiary	(8)	(2)		(214)			(216)
Compensation expense				75			75
Other			1	20			21
Balance at December 30, 2005	2,014	$403	$8,601	$15,127	$8,362	$8	$32,501

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

The financial statements have been prepared in United States Dollars and in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended, and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“GAAP”). These financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (the “2005 Form 10-K”).

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

Change in Fiscal Year and Reporting Calendar Alignment—Effective October 1, 2004, Tyco changed its fiscal year end from a calendar fiscal year ending September 30 to a “52-53 week” year ending on the last Friday of September, such that each quarterly period will be 13 weeks in length. In addition, certain of the Company’s subsidiaries had consistently closed their books up to one month prior to the Company’s fiscal period end. These subsidiaries now report results for the same period as the reported results of the consolidated Company. The impact of this change was not material to the Consolidated Financial Statements. Net income for the transition period related to this change was $26 million and was reported within Shareholders’ Equity during fiscal 2005. References to 2006 and 2005 are to Tyco’s fiscal year ending in September, unless otherwise indicated.

Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation.

Recently Adopted Accounting Pronouncement—Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, as amended, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Tyco adopted SFAS No. 123R using the modified prospective application transition method. Under this method, compensation cost is recognized for the unvested portion of share-based payments granted prior to October 1, 2005 and all share-based payments granted subsequent to September 30, 2005 over the related vesting period. Prior to the first quarter of 2006, the Company applied the intrinsic value based method prescribed in APB Opinion No. 25 in accounting for employee stock based compensation. Prior period results have not been restated. Due to the adoption of SFAS No. 123R, the Company’s results for the quarter ended December 30, 2005 include incremental share-based compensation expense totaling $48 million.

Recently Issued Accounting Pronouncements—In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.   Basis of Presentation and Summary of Significant Accounting Policies (Continued)

future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the impact that FIN No. 47 will have on the results of its operations, financial position or cash flows.

In June 2005, the FASB issued Staff Position (“FSP”) No. 143-1, “Accounting for Electronic Equipment Waste Obligations,” which provides guidance on accounting for historical waste obligations associated with the European Union Waste, Electrical and Electronic Equipment Directive (“WEEE Directive”). Under the directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced, at which time the waste management obligation may be transferred to the producer of the replacement equipment. FSP No. 143-1 is effective for the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable European Union member country. As of the end of the first quarter of 2006, the Company continues to monitor and evaluate the effects that the adoption of FSP No. 143-1 will have on the results of operations and financial condition. Such effects will depend on the respective laws and regulations adopted by the EU member countries, their implementation guidance and the type of recycling programs and systems that are established.

2.   Restructuring and Asset Impairment Charges, Net

2006 Charges

During the quarter ended December 30, 2005, the Company recorded net restructuring and asset impairment charges of $14 million which includes $2 million reflected in cost of sales for the non-cash write down in carrying value of inventory. The remaining charge is comprised of net restructuring charges of $6 million and impairments of long-lived assets of $6 million. Restructuring charges during the quarter were $11 million, which includes $8 million of severance and $3 million of facility exit charges. The Company completed restructuring activities announced in prior years for amounts less than originally anticipated and accordingly reversed $5 million of restructuring reserves.

2005 Charges

During the quarter ended December 31, 2004, the Company recorded restructuring, impairment and other charges, net of $7 million. This is comprised of restructuring and other charges of $14 million, which consisted of $8 million of severance, $3 million of facility exit charges and $3 million of other charges. The Company completed restructuring activities announced in prior years for amounts less than originally anticipated and accordingly reversed $3 million of restructuring reserves and also recorded other net non-cash credits of $4 million.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.   Restructuring and Asset Impairment Charges, Net (Continued)

Restructuring Reserves

The following is a roll forward of restructuring reserves from September 30, 2005 to December 30, 2005 by the year in which the restructuring action was initiated ($ in millions):

	Year of Restructuring Action
	2006	2005	2004	2003 and Prior	Total
Balance at September 30, 2005	$—	$8	$52	$89	$149
Charges	9	1	—	1	11
Reversals	—	—	(2)	(3)	(5)
Utilization	(2)	(3)	(7)	(6)	(18)
Balance at December 30, 2005	$7	$6	$43	$81	$137

The following table reflects the ending balances of restructuring reserves by segment ($ in millions):

	December 30, 2005	September 30, 2005
Electronics	$85	$91
Fire and Security	40	45
Healthcare	—	1
Engineered Products and Services	9	9
Corporate	3	3
	$137	$149

At December 30, 2005, $137 million of restructuring reserves remained on the Consolidated Balance Sheets, of which $55 million are included in accrued and other current liabilities and $82 million are included in other liabilities. At September 30, 2005, $149 million of restructuring reserves remained on the Consolidated Balance Sheets, of which $58 million are included in accrued and other current liabilities and $91 million are included in other liabilities.

3.   Discontinued Operations, Divestitures and Acquisitions

Discontinued Operations

In May 2005, Tyco announced its intent to explore the divesture of its Plastics and Adhesives business segment, a global manufacturer of plastic film, specialty tapes and adhesives, coated products and garment hangers.  At September 30, 2005, the Plastics and Adhesives segment met the held for sale criteria and is included in discontinued operations in all periods presented.

During the quarter ended December 30, 2005, Tyco reached a definitive agreement to sell its Plastics, Adhesives and Ludlow Coated Products businesses for $975 million in cash, subject to certain working capital and other adjustments. In addition, the agreement provides for a contingent future payment of up to $30 million to Tyco based on average resin prices in the future. The sale of these businesses is expected to close during the second quarter of 2006. Tyco is in separate negotiations to sell the A&E Products Group and expects to close a sale transaction during 2006.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.   Discontinued Operations, Divestitures and Acquisitions (Continued)

During the quarter ended December 30, 2005, the Company assessed the recoverability of the carrying value for the Plastics and Adhesives businesses. Based on market conditions during the quarter and the terms and conditions included or expected to be included in the sale agreements, fair value estimates of the businesses were reassessed. As a result of these assessments, the Company recorded a pre-tax impairment charge of $275 million for the Plastics, Adhesives and Ludlow Coated Products Group and a $17 million pre-tax impairment charge for the A&E Products Group to write down the disposal groups to their fair values less costs to sell.

The Company will continue to assess recoverability based on current fair values, less cost to sell until the businesses are sold.  Depending on the outcome of the ongoing sale negotiations, the Company may incur additional charges.

During the quarter ended December 31, 2004, the Company divested six businesses that were reported as discontinued operations and reported losses on sale or impairment charges to write the carrying value of such assets down to their estimated fair value of $47 million.

The following table reflects net revenue, pre-tax income from discontinued operations, pre-tax loss on sale of discontinued operations including impairments and costs to sell and income taxes ($ in millions):

	For the Quarters Ended
	December 30, 2005	December 31, 2004
Net revenue	$476	$588
Income from discontinued operations, before income taxes	$28	$20
Loss on sale of discontinued operations, before income taxes	(294)	(47)
Income taxes	29	15
Loss from discontinued operations, net of income taxes	$(237)	$(12)

Losses and impairments on divestitures

During the quarter ended December 30, 2005, the Company divested two businesses within Fire and Security. The Company recorded net losses and impairments on divestitures of $3 million in connection with the divestiture of these businesses, as well as the write-down to estimated fair value, less cost to sell, of certain other held for sale businesses. During the quarter ended December 30, 2005, the Company also incurred approximately $8 million of external costs related to its plan to separate the Company into three separate, publicly traded companies.

During the quarter ended December 31, 2004, the Company divested four businesses that were within the Fire and Security and Engineered Products and Services segments. The Company reported losses and impairments on divestitures to write the carrying value of such assets down to their estimated fair value of $18 million, including $3 million reflected in cost of sales, during the quarter ended December 31, 2004.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.   Discontinued Operations, Divestitures and Acquisitions (Continued)

Businesses held for sale

The following table presents balance sheet information for discontinued operations and other businesses held for sale ($ in millions):

	December 30, 2005	September 30, 2005
Accounts receivable, net	$231	$225
Inventories	276	184
Other current assets	23	19
Long lived assets including goodwill, property, plant and equipment and intangibles, net	592	854
Other non-current assets	7	8
Total assets	$1,129	$1,290
Accounts payable	$153	$94
Accrued and other current liabilities	133	122
Other liabilities	3	3
Total liabilities	$289	$219

Acquisitions

In November 2005, Tyco’s Healthcare segment acquired a controlling interest in Floreane Medical Implants, S.A. (“Floreane”) for approximately $82 million in cash, net of cash acquired of $3 million. Floreane is an innovator in the development of surgical support implants for parietal, urological and gynecological surgery. The acquisition has a total value of approximately $142 million with the remaining outstanding shares of Floreane expected to be acquired during fiscal 2006. Cash paid for other acquisition related activity totaled $6 million. The results of operations of the acquired companies have been included in Tyco’s consolidated results from the respective acquisition dates. These acquisitions did not have a material effect on the Company’s financial position, results of operations or cash flows.

During the quarter ended December 31, 2004, the Company completed three acquisitions within Electronics and Engineered Products and Services for an aggregate cost of $11 million. The results of operations of the acquired companies have been included in the consolidated results from the respective acquisition dates. These acquisitions did not have a material effect on the Company’s financial position, results of operations or cash flows.

At December 30, 2005, $62 million of acquisition liabilities remained on the Consolidated Balance Sheet, of which $19 million are included in accrued and other current liabilities and $43 million are included in other liabilities. These acquisition liabilities relate to facility exit costs, employee severance and benefits, distributor and supplier cancellation fees and other costs. At September 30, 2005, $70 million of acquisition liabilities remained on the Consolidated Balance Sheets, of which $24 million are included in accrued and other current liabilities and $46 million are included in other liabilities.

During the quarters ended December 30, 2005 and December 31, 2004, we paid $80 million and $4 million, respectively, relating to purchase accounting and holdback liabilities related to certain prior period acquisitions. Holdback liabilities represent a portion of the purchase price that is withheld from the seller pending finalization of the acquisition balance sheet and other contingencies. At December 30, 2005,

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.   Discontinued Operations, Divestitures and Acquisitions (Continued)

holdback liabilities on our Consolidated Balance Sheets were $76 million, of which $2 million are included in accrued and other current liabilities and $74 million are included in other liabilities. At September 30, 2005 holdback liabilities on our Consolidated Balance Sheets were $148 million, of which $79 million are included in accrued and other current liabilities and $69 million are included in other liabilities.

4.   Cumulative Effect of Accounting Change

During 2005, the Company changed the measurement date for its pension and postretirement benefit plans, from September 30th to August 31st, effective October 1, 2004. The Company believes that the one-month change of measurement date is a preferable change as it allows management adequate time to evaluate and report the actuarial information in the Company’s Consolidated Financial Statements under the accelerated reporting deadlines. As a result of this change, the Company recorded a $21 million after-tax gain ($28 million pre-tax) cumulative effect adjustment.

5.   Earnings Per Share

The reconciliations between basic and diluted earnings per share are as follows (in millions, except per share data):

	Quarter Ended December 30, 2005			Quarter Ended December 31, 2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Income from continuing operations	$807	2,003	$0.40	$721	2,008	$0.36
Share options, restricted shares and deferred stock units		16			19
Exchange of convertible debt	12	90		24	179
Diluted earnings per share:
Income from continuing operations, giving effect to dilutive adjustments	$819	2,109	$0.39	$745	2,206	$0.34

The computation of diluted earnings per common share for the quarters ended December 30, 2005 and December 31, 2004 excludes the effect of the potential exercise of options to purchase approximately 100 million shares and 57 million shares, respectively, because the effect would be anti-dilutive.

6.   Goodwill and Intangible Assets

The changes in the carrying amount of goodwill were as follows ($ in millions):

	Electronics	Fire and Security	Healthcare	Engineered Products and Services	Total
Balance at September 30, 2005	$7,456	$8,028	$5,916	$3,157	$24,557
Purchase accounting adjustments	—	(3)	(3)	—	(6)
Acquisitions and divestitures	—	(1)	34	—	33
Held for sale	—	—	(12)	—	(12)
Currency translation	(10)	(39)	(3)	(34)	(86)
Balance at December 30, 2005	$7,446	$7,985	$5,932	$3,123	$24,486

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.   Goodwill and Intangible Assets (Continued)

The following table sets forth the gross carrying amount and accumulated amortization of the Company’s intangible assets ($ in millions):

	December 30, 2005			September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Contracts and related customer relationships	$5,055	$2,750	12 years	$4,974	$2,638	12 years
Intellectual property	2,971	1,032	20 years	2,921	992	20 years
Other	211	72	27 years	211	70	27 years
Total	$8,237	$3,854	16 years	$8,106	$3,700	16 years
Non-Amortizable:
Intellectual property	$652			$652
Other	32			27
Total	$684			$679

Intangible asset amortization expense for the quarters ended December 30, 2005 and December 31, 2004 was $162 million and $163 million, respectively. The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be approximately $450 million for the remainder of 2006, $550 million for 2007, $500 million for 2008, $450 million for 2009, $350 million for 2010, and $300 million for 2011.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.   Debt

Debt was as follows ($ in millions):

	December 30, 2005	September 30, 2005
6.375% public notes due 2006(1)(2)	$1,000	$1,000
5.8% public notes due 2006(1)(2)	700	700
6.125% Euro denominated public notes due 2007	709	721
6.5% notes due 2007	100	100
2.75% convertible senior debentures due 2018 with a 2008 put option	1,242	1,242
6.125% public notes due 2008	399	399
7.2% notes due 2008	85	85
5.5% Euro denominated notes due 2008	809	823
6.125% public notes due 2009	399	399
6.75% public notes due 2011	999	999
6.375% public notes due 2011	1,500	1,500
6.5% British Pound denominated public notes due 2011	343	353
6.0% notes due 2013	997	996
7.0% debentures due 2013	86	86
3.125% convertible senior debentures due 2023 with a 2015 put option	750	750
7.0% public notes due 2028	497	497
6.875% public notes due 2029	790	790
6.5% British Pound denominated public notes due 2031	487	502
Other(1)(2)	593	612
Total debt	12,485	12,554
Less current portion	1,956	1,954
Long-term debt	$10,529	$10,600

(1)         These instruments, plus $256 million of the amount shown as other, comprise the current portion of long-term debt as of December 30, 2005.

(2)         These instruments, plus $254 million of the amount shown as other, comprise the current portion of long-term debt as of September 30, 2005.

On December 16, 2004, Tyco International Group S.A., a wholly-owned subsidiary of the Company organized under the laws of Luxembourg (“TIGSA”), entered into a $1.0 billion 5-year revolving credit facility expiring on December 16, 2009. TIGSA also holds a $1.5 billion 3-year revolving bank credit facility expiring on December 22, 2006 and a $500 million 3-year unsecured letter of credit facility expiring on June 15, 2007. At December 30, 2005, letters of credit of $488 million have been issued under the $500 million facility and $12 million remains available for issuance. There were no amounts borrowed under these facilities at December 30, 2005.

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

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.   Commitments and Contingencies

At December 30, 2005, the Company had a contingent purchase price liability of $80 million related to the 2001 acquisition of Com-Net by Electronics. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in Tyco’s Consolidated Financial Statements as the outcome of this contingency cannot be reasonably determined.

In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows.

Class Actions

As a result of actions taken by the Company’s former senior corporate management, Tyco, some members of the Company’s former senior corporate management, former members of our Board of Directors and the Company’s current Chief Executive Officer are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws. Tyco, certain of the Company’s current and former employees, some members of the Company’s former senior corporate management and some former members of the Company’s Board of Directors also are named as defendants in several Employee Retirement Income Security Act (“ERISA”) class actions. In addition, Tyco and some members of the Company’s former senior corporate management are subject to a Securities and Exchange Commission (“SEC”) inquiry. The findings and outcomes of the prosecutions and the SEC civil action may affect the course of the purported securities class actions and ERISA class actions pending against Tyco. The Company is generally obligated to indemnify its directors and officers and its former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, the Company’s insurance carriers may decline coverage, or the Company’s coverage may be insufficient to cover its expenses and liability, in some or all of these matters. The Company is unable at this time to estimate what its ultimate liability in these matters may be, and it is possible that the Company will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on its financial position, results of operations or cash flows. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

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

In 2005, the Company recorded a charge of $50 million, which represents the Company’s best estimate of the amount in fines and penalties management believes the Company will likely pay to resolve the matters raised in the SEC’s investigation. The Company is engaged in discussions with the SEC’s Division of Enforcement to resolve the matters raised in the SEC’s investigation. Final resolution of these matters is subject to a number of uncertainties, including finalizing the terms of a settlement that the Enforcement Staff will agree to recommend to the SEC, the Company’s submission of an offer of settlement approved by the Tyco Board of Directors, and the SEC’s approval of the settlement offer. Until such events have occurred, the charge is subject to change.

Intellectual Property and Antitrust Litigation

As previously disclosed in our periodic filings, the Company is a party to a number of patent infringement and antitrust actions that may require the Company to pay damage awards. Tyco has assessed the status of these matters and has recorded liabilities related to certain of these matters where appropriate.

Mallinckrodt, Inc. (“Mallinckrodt”) and Nellcor Puritan Bennett, Inc. (“Nellcor”), plaintiffs/counter-defendants v. Masimo Corporation (“Masimo”) et al., defendants/counter-claimants, is a consolidated patent infringement action filed on June 19, 2000 in the United States District Court for the Central District of California.

On January 17, 2006, Tyco International Ltd., and its subsidiaries Tyco International (US) Inc., Tyco Healthcare Group LP, Mallinckrodt, Inc., and Nellcor Puritan Bennett, Inc. (collectively “Nellcor”) entered into a Settlement Agreement and Release of Claims with Masimo Corporation and Masimo Laboratories, Inc. (the “Settlement”) related to the consolidated patent infringement action.

Under the terms of the Settlement, Tyco on behalf of Nellcor, paid Masimo a total of $330 million on January 19, 2006, which represents $265 million in damages in the patent case for sales through January 31, 2006 (after which the infringing products will no longer be sold) and $65 million as an advance royalty for oximetry sales including Nellcor’s new 06 technology products from February 1, 2006 through December 31, 2006.  Under the terms of the Settlement, Nellcor received from Masimo a covenant not to sue on the Nellcor 06 products as well as a termination of all pending patent litigation with Masimo. In March 2011, Nellcor has the option to terminate Masimo’s covenant not to sue and the obligation to pay future royalties on Nellcor’s current products as well as as any next-generation products.  In addition, Nellcor will discontinue making, offering to sell, selling or shipping any products that the court found infringed on the patents held by Masimo, but will continue to provide service and sensors for the previously sold products. Tyco had previously recorded a liability of $277 million related to this matter. The Settlement does not resolve the Masimo antitrust lawsuit or the related consumer antitrust class lawsuits described below.

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

Beginning on August 29, 2005 with Natchitoches Parish Hospital Service District v. Tyco International, Ltd., twelve consumer class actions have been filed against Nellcor in the United States District Court for the Central District of California. The remaining eleven actions are Allied Orthopedic Appliances, Inc. v. Tyco Healthcare Group, LP., and Mallinckrodt Inc. filed on August 29, 2005, Scott Valley Respiratory Home Care v. Tyco Healthcare Group LP, and Mallinckrodt Inc. filed on October 27, 2005, Brooks Memorial Hospital et al v. Tyco Healthcare Group LP filed on October 18, 2005, All Star Oxygen Services, Inc. et al v. Tyco Healthcare Group, et al filed on October 25, 2005, Niagara Falls Memorial Medical Center, et al v. Tyco Healthcare Group LP filed on October 28, 2005, Nicholas H. Noyes Memorial Hospital v. Tyco Healthcare and Mallinckrodt filed on November 4, 2005, North Bay Hospital, Inc. v. Tyco Healthcare Group, et al filed on November 15, 2005, Stephen Skoronski v. Tyco International Ltd, et al filed on November 21, 2005 and Abington Memorial Hospital v. Tyco Int’l Ltd.; Tyco Int’l (US) Inc.; Mallinckrodt Inc.; Tyco Healthcare Group LP filed on November 22, 2005. South Jersey Hospital, Inc. v. Tyco International, Ltd., et al, filed on January 24, 2006; and Deborah Heart and Lung Center v. Tyco International, Ltd., et al, filed on January 27, 2006. In all twelve complaints, the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege they paid for pulse oximetry products as a result of anticompetitive conduct by Nellcor in violation of the federal antitrust laws. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters. The Company will respond to these complaints and intends to vigorously defend the actions.

As previously reported in the Company’s periodic filings, Applied Medical Resources Corp. (“Applied Medical”) v. United States Surgical (“U.S. Surgical”) is a patent infringement action that was filed in the United States District Court for the Central District of California in April 1999 in which U.S. Surgical, a subsidiary of Tyco, is the defendant. In February 2002, the district court held that U.S. Surgical’s VERSASEAL universal seal system, contained in certain surgical trocar and access devices manufactured by U.S. Surgical, infringed certain of the plaintiff’s patents. The district court entered a permanent injunction against U.S. Surgical based upon infringement of one of the three patents involved in the suit. The United States Court of Appeals for the Federal Circuit affirmed the district court’s permanent injunction ruling in September 2003 for the VERSASEAL product, which is no longer on the market. In October 2003, the district court ruled in U.S. Surgical’s favor, holding that two other patents involved in the case were invalid. A trial on damages for the earlier infringement ruling in the district court concluded

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.   Commitments and Contingencies (Continued)

on July 27, 2004. The jury awarded Applied Medical $44 million in damages and returned a finding that the earlier infringement was willful, giving the district court discretion to enhance those damages to up to treble the damages awarded to Applied Medical by the jury. On October 1, 2004, the district court issued post-trial rulings that (i) denied U.S. Surgical’s motion to set aside the jury’s finding on willfulness; and (ii) granted Applied Medical’s motion for enhanced damages, enhancing the jury’s damages award by 25%, or $11 million. On January 27, 2005, the district court awarded Applied Medical $10 million in costs, prejudgment interest and attorneys’ fees. Thus, Applied Medical’s total award is $65 million. U.S. Surgical has appealed the damages award and the willfulness finding to the Court of Appeals for the Federal Circuit. Briefing for the appeal has concluded and oral argument took place on December 7, 2005. On January 24, 2006, the Court of Appeals issued a decision affirming the $65 million awarded to Applied Medical. Tyco previously recorded a liability related to this matter and does not expect to incur material losses beyond what has already been accrued.

On July 31, 2003, Applied Medical filed another patent infringement suit against U.S. Surgical in the United States District Court for the Central District of California. The complaint alleges that U.S. Surgical’s VERSASEAL Plus trocar product infringes Applied Medical’s U.S. Patent No. 5,385,533. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical’s motion for summary judgment. Applied Medical is appealing the summary judgment ruling. Briefing on Applied Medical’s appeal has concluded and oral argument is scheduled for February 6, 2006.

Environmental Matters

Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 30, 2005, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $140 million to $417 million. As of December 30, 2005, Tyco concluded that the best estimate within this range is approximately $206 million, of which $36 million is included in accrued and other current liabilities and $170 million is included in other liabilities on our Consolidated Balance Sheets. In view of the Company’s financial position and reserves for environmental matters of $206 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Tyco has recorded asset retirement obligations for the estimated future costs associated with legal obligations to decommission two nuclear facilities. As of December 30, 2005 and September 30, 2005, the Company’s asset retirement obligations were $70 million and $69 million, respectively. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

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

Tyco’s involvement in asbestos cases has been limited because its subsidiaries did not mine or produce asbestos. Furthermore, in the Company’s experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. The Company will continue to vigorously defend these lawsuits and the Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims. When appropriate, the Company settles claims. However, the total amount paid to date to settle and defend all asbestos claims has been immaterial. As of December 30, 2005, there were approximately 14,000 asbestos liability cases pending against the Company and its subsidiaries.

During 2005, the Company undertook a detailed study of its pending asbestos claims and also developed an estimate of asbestos claims that were incurred but not reported, as well as related insurance and indemnification recoveries. The impact of this study was not material to the Company’s financial position, results of operations or cash flows. The Company’s estimate of the liability for pending and future claims is based on claim experience over the past five years and covers claims expected to be filed through the year 2012. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, the Company believes that the final outcome of all known and anticipated future claims, after taking into account its substantial indemnification rights and insurance coverage, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  (Continued)

8.   Commitments and Contingencies (Continued)

Compliance Matters

In 2003, an allegation was brought to our attention that during the period from 1999 through 2003 certain improper payments were made by a non-U.S. subsidiary of Tyco. During 2005, Tyco reported to the U.S. Department of Justice (“DOJ”) and the SEC the investigative steps and remedial measures that it has taken in response to the allegations. Tyco also informed the DOJ and the SEC that it has retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act, that it would continue to make periodic progress reports to them and that it would present its factual findings upon conclusion of the baseline review.

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

9.   Retirement Plans

The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans for the quarters ended December 30, 2005 and December 31, 2004 was as follows ($ in millions):

	U.S. Plans		Non-U.S. Plans
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Service cost	$6	$5	$29	$26
Interest cost	31	32	34	34
Expected return on plan assets	(41)	(38)	(31)	(27)
Amortization of prior service cost	1	1	(1)	—
Amortization of net actuarial loss	13	10	13	11
Net periodic benefit cost	$10	$10	$44	$44

As previously discussed in the 2005 Form 10-K, the Company anticipates that it will contribute at least the minimum required to its pension plans in 2006 of $12 million for U.S. plans and $107 million for non-U.S. plans. During the first quarter of 2006, the Company contributed a total of $28 million to its U.S. and non-U.S. pension plans.

Net periodic postretirement benefit cost was as follows ($ in millions):

	For the Quarters Ended
	December 30, 2005	December 31, 2004
Service cost	$1	$1
Interest cost	4	5
Amortization of prior service cost	(1)	(1)
Amortization of net actuarial loss	—	1
Net periodic postretirement benefit cost	$4	$6

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  (Continued)

10.   Share Plans

In December 2004, the FASB issued SFAS No.123R, which requires compensation costs related to share-based transactions, including employee share options, to be recognized in the financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, as amended, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. Under this transition method, the compensation cost recognized beginning October 1, 2005 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) all share-based payments granted subsequent to September 30, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost is generally recognized ratably over the requisite service period or the retirement date for retirement eligible employees, if earlier. Prior period amounts have not been restated.

As a result of the adoption of SFAS No. 123R, the Company’s results for the quarter ended December 30, 2005 include incremental share-based compensation expense of $48 million. The total stock-based compensation cost of $75 million has been included in the Consolidated Statements of Income within selling, general and administrative expenses. The Company has recognized a related tax benefit associated with its share-based compensation arrangements totaling $16 million.

Prior to October 1, 2005, the Company accounted for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant. Had the fair value based method as prescribed by SFAS No. 123 been applied by Tyco, the effect on net income and earnings per share for the first quarter of 2005 would have been as follows ($ in million, except per share data):

Quarter Ended December 31, 2004
Net income, as reported	$730
Add: Employee compensation expense for share options included in reported net income, net of income taxes	6
Less: Total employee compensation expense for share options determined under fair value method, net of income taxes	(46)
Net income, pro forma	$690
Earnings per share:
Basic, as reported	$0.36
Basic, pro forma	0.34
Diluted, as reported	0.34
Diluted, pro forma	0.32

During 2004, the Tyco International Ltd. 2004 Stock and Incentive Plan (the “2004 Plan”) effectively replaced the Tyco International Ltd. Long Term Incentive Plan, as amended as of May 12, 1999 (the “LTIP I Plan”), the Tyco International Long Term Incentive Plan II (the “LTIP II Plan”), as well as the Tyco International Ltd. 1994 Restricted Stock Ownership Plan for Key Employees (the “1994 Plan”) for all awards effective on or after March 25, 2004. The 2004 Plan provides for the award of  stock options, stock appreciation rights, annual performance bonuses, long term performance awards, restricted units,

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  (Continued)

10.   Share Plans (Continued)

restricted stock, deferred stock units, promissory stock and other stock-based awards (collectively, “Awards”).

The 2004 Plan provides for a maximum of 160 million common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2004 Plan. In addition, any common shares that have been approved by the Company’s shareholders for issuance under the 1994 Plan and the LTIP Plans but which have not been awarded there under as of January 1, 2004, reduced by the number of common shares related to Awards made under the LTIP Plans between January 1, 2004 and March 25, 2004, the date the 2004 Plan was approved by shareholders, (or which have been awarded but will not be issued, owing to expiration, forfeiture, cancellation, return to the Company or settlement in cash in lieu of common shares on or after January 1, 2004) and which are no longer available for any reason (including the termination of the 1994 Plan or the LTIP Plans) will also be available for issuance under the 2004 Plan. When common shares are issued pursuant to a grant of restricted stock and restricted units (collectively, “restricted share awards”), deferred stock units, promissory stock, and performance units or as payment of an annual performance bonus or other stock-based award, the total number of common shares remaining available for grant will be decreased by a margin of at least 1.8 per common share issued. At December 30, 2005, there were approximately 157 million shares available for future grant under the 2004 Plan (including shares available under both the LTIP I and LTIP II Plans that are now assumable under the 2004 Plan).

The 1994 Plan provided for the issuance of restricted share grants to officers and non-officer employees. In November 2004, and upon expiration of the 1994 Plan, all 20 million shares available for future issuance under the 1994 Plan were assumed by the 2004 Plan. At December 30, 2005, 28 million restricted shares had been granted, of which 12 million were granted under the 2004 Plan and 16 million were granted under the 1994 Plan.

The LTIP I Plan reserved common shares for issuance to Tyco’s directors, executives and managers as share options. This plan is administered by the Compensation and Human Resources Committee of the Board of Directors of the Company, which consists exclusively of independent directors of the Company. Tyco had reserved 140 million common shares for issuance under the LTIP I Plan. At December 30, 2005, there were approximately 28 million shares originally reserved for issuance under this plan that are now available for future grant under the 2004 Plan.

The LTIP II Plan was a broad-based option plan for non-officer employees. Tyco had reserved 100 million common shares for issuance under the LTIP II Plan. The terms and conditions of this plan are similar to the LTIP I Plan. At December 30, 2005, there were approximately 25 million shares originally reserved for issuance under this plan that are now available for future grant under the 2004 Plan.

Employee Stock Purchase Plans—substantially all full-time employees of the Company’s U.S. subsidiaries and employees of certain qualified non-U.S. subsidiaries are eligible to participate in an employee share purchase plan. Eligible employees authorize payroll deductions to be made for the purchase of shares. The Company matches a portion of the employee contribution by contributing an additional 15% of the employee’s payroll deduction. All shares purchased under the plan are purchased on the open market by a designated broker.

The Company also maintains two other employee stock purchase plans for the benefit of employees of certain qualified non-U.S. subsidiaries. Under one plan, eligible employees are granted options to

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  (Continued)

10.   Share Plans (Continued)

purchase shares at the end of three years of service at 85% of the market price at the time of grant. As of December 30, 2005, there were approximately 2 million options outstanding and 7 million shares available for future issuance under this plan. All shares purchased under the other plan are purchased on the open market.

Share Options—Options are granted to purchase common shares at prices which are equal to or greater than the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant under the 2004 Plan. Options are generally exercisable in equal annual installments over a period of three years and will generally expire 10 years after the date of grant. Options assumed as part of business combination transactions are administered under Tyco’s plans but do not reduce the available shares and retain all the rights, terms and conditions of the respective plans under which they were originally issued.

At December 30, 2005, approximately 400 million share options had been granted, of which 230 million, 124 million and 46 million were granted under the LTIP I, LTIP II and 2004 Plans, respectively.

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company’s stock and implied volatility derived from exchange traded options. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	For the Quarters Ended
	December 30,	December 31,
	2005	2004
Expected stock price volatility	34%	43%
Risk free interest rate	4.2%	2.9%
Expected life of options (years)	4.5	2.0
Expected annual dividend per share	$0.40	$0.37

The weighted-average grant-date fair values of options granted during the first quarter of 2006 was $9.02. There were no significant option grants in the first quarter of 2005. The total intrinsic value of options exercised during the same periods was $32 million and $26 million, respectively. The excess cash tax benefit classified as a financing cash inflow for the quarter ended December 30, 2005 was not significant.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  (Continued)

10.   Share Plans (Continued)

A summary of option activity as of December 30, 2005 and changes during the quarter then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at October 1, 2005	140,502,534	$32.80
Granted	10,244,010	29.00
Exercised	(3,238,515)	18.83
Canceled	(1,440,017)	39.01
Forfeited	(582,175)	29.26
Outstanding at December 30, 2005	145,485,837	32.80	6.3	$530
Vested and unvested expected to vest at December 30, 2005	143,378,280	32.82	6.2	530
Exercisable at December 30, 2005	98,983,727	34.69	5.1	400

As of December 30, 2005, there was $279 million of total unrecognized compensation cost related to non-vested stock options granted. The cost is expected to be recognized over a weighted-average period of 1.4 fiscal years.

Restricted Share Awards—Restricted share awards are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant under the 2004 Plan. Tyco’s restricted share awards generally cliff vest after three years. All restrictions on the award will lapse upon normal retirement, death or disability of the employee.

For grants which vest based on certain specified performance criteria, the fair market value of the shares or units is expensed over the period of performance, once achievement of criteria is deemed probable. For grants that vest through passage of time, the fair market value of the award at the time of the grant is amortized to expense over the period of vesting. Recipients of restricted shares have the right to vote such shares and receive dividends, whereas recipients of restricted units have no voting rights and receive dividend equivalents. The fair value of restricted share awards is determined based on the number of shares granted and the market value of the Company’s shares on the grant date. During the quarter ended December 30, 2005, the Company granted 1 million performance share awards at a fair value of $29.00 on the grant date. Such shares generally vest over a period of three years, as determined by the Compensation Committee, upon attainment of various levels of performance that equal or exceed targeted levels.

The compensation expense recognized for all equity-based awards is net of estimated forfeitures. A summary of the status of the Company’s restricted and performance shares as of December 30, 2005 and changes during the quarter then ended are presented below:

Nonvested Restricted Share Awards and Performance Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at October 1, 2005	7,348,292	$28.54
Granted	5,976,602	28.99
Vested	(40,633)	24.52
Forfeited	(39,242)	27.16
Nonvested at December 30, 2005	13,245,019	28.76

The weighted-average grant-date fair value of shares granted during the quarter ended December 31, 2004 was $32.77. As of December 30, 2005, there was $279 million of total unrecognized compensation cost

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  (Continued)

10.   Share Plans (Continued)

related to non-vested restricted shares awards. That cost is expected to be recognized over a weighted-average period of 2.5 fiscal years.

Deferred Stock Units—Deferred Stock Units (“DSUs”) are notional units that are tied to the value of Tyco common shares with distribution deferred until termination of employment. Distribution, when made, will be in the form of actual shares. Similar to restricted share grants that vest through the passage of time, the fair market value of the DSUs at the time of the grant is amortized to expense over the vesting period. Recipients of DSUs do not have the right to vote such shares and do not have the right to receive cash dividends. However, they have the right to receive notional dividends in the form of additional DSUs. Conditions of vesting are determined at the time of grant. Under the 2004 Plan, the majority of Tyco’s  DSU  grants vest in equal annual installments over three years. The Company has granted 2 million DSUs, all of which were outstanding at December 30, 2005.

11.   Consolidated Segment Data

The segment data presented have been reclassified to exclude the results of discontinued operations. In addition, the results of the Tyco Global Network (“TGN”) business, which was sold in the third quarter of 2005, are presented within Corporate for the period ended December 31, 2004. Selected information by business segment is presented in the following tables ($ in millions):

	For the Quarters Ended
	December 30, 2005	December 31, 2004
Net revenue:
Electronics	$3,022	$2,879
Fire and Security	2,793	2,882
Healthcare	2,287	2,319
Engineered Products and Services	1,604	1,513
Corporate(1)	—	8
Net revenue	$9,706	$9,601
Operating income:
Electronics	$384	$414
Fire and Security	228	283
Healthcare	539	581
Engineered Products and Services	169	172
Corporate(2)	(95)	(80)
Operating income	$1,225	$1,370

(1)      Net revenue for the quarter ended December 31, 2004 relates to the TGN business.

(2)      The quarter ended December 31, 2004 includes the TGN operating loss of $20 million.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  (Continued)

12.   Supplementary Balance Sheet Information

Selected supplementary balance sheet information was as follows ($ in millions):

	December 30, 2005	September 30, 2005
Purchased materials and manufactured parts	$1,061	$1,039
Work in process	1,000	967
Finished goods	2,340	2,191
Inventories	$4,401	$4,197
Land	$520	$526
Buildings	3,151	3,177
Subscriber systems	4,754	4,745
Machinery and equipment	9,890	9,955
Construction in progress	912	826
Accumulated depreciation	(10,102)	(9,991)
Property, plant and equipment, net	$9,125	$9,238
Accrued expenses	$3,800	$4,351
Other current liabilities	2,315	2,201
Accrued and other current liabilities	$6,115	$6,552
Long-term pension and post-retirement liabilities	$1,734	$1,704
Other long-term liabilities	6,065	6,016
Other liabilities	$7,799	$7,720

13.   Guarantees

Certain of the Company’s business segments have guaranteed the performance of third-parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from 2006 through the completion of such transactions. The guarantees would be triggered in the event of nonperformance and the potential exposure for nonperformance under the guarantees would not have a material effect on the Company’s financial position, results of operations or cash flows.

In disposing of assets or businesses, the Company often provides representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company does not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, the Company has no reason to believe that these uncertainties would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 8 for a discussion of these liabilities.

The Company has an off-balance sheet leasing arrangement for five cable laying sea vessels.  Upon expiration of this lease in October 2006, a subsidiary of the Company has the option to buy these vessels for approximately $280 million, or return the vessels to the lessor and, under a residual guarantee, pay any shortfall in sales proceeds to the lessor from a third party in an amount not to exceed $235 million.  As of December 30, 2005, the Company expects this obligation to be $54 million, which is recorded in the

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  (Continued)

13.   Guarantees (Continued)

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

The following table reflects the roll forward of the Company’s warranty accrual for the quarter ended December 30, 2005 ($ in millions).

Balance at September 30, 2005	$193
Accruals for warranties issued during the period	15
Changes in estimates related to pre-existing warranties	(7)
Settlements made	(23)
Currency translation	(1)
Balance at December 30, 2005	$177

Settlements during the quarter ended December 30, 2005 include spending of $11 million by Engineered Products and Services in connection with a Voluntary Replacement Program (“VRP”) associated with the acquisition of Central Sprinkler. The VRP was initiated in 2001 and relates to the recall of certain Model GB fire sprinkler heads which were originally manufactured by Central Sprinkler. Identification and investigation of problems with the sprinkler heads commenced prior to Tyco’s acquisition. Affected sprinkler heads are replaced over a 5-7 year period free of charge to property owners.

14.   Tyco International Group S.A.

Tyco International Group S.A., a wholly-owned subsidiary of the Company organized under the laws of Luxembourg (“TIGSA”) has public debt securities outstanding which are fully and unconditionally guaranteed by Tyco. The following tables present condensed consolidating financial information for Tyco, TIGSA and all other subsidiaries. Condensed financial information for Tyco International Ltd. and TIGSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

During the fourth quarter of 2005, TIGSA completed a tax-free restructuring involving the issuance of multiple classes of shares and the distribution of certain investments, intercompany loans and intercompany receivables to Tyco International Ltd. Since the transactions were entirely among wholly owned subsidiaries of Tyco there was no impact on the consolidated statements of financial position, operations or cash flows of the Company. The transactions did, however, result in a decrease to TIGSA’s investment in subsidiaries and intercompany receivables of a combined $18.4 billion. The effect of these transactions has been reflected below as if they occurred at the beginning of the earliest period presented.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14.   Tyco International Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Quarter Ended December 30, 2005
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$9,706	$—	$9,706
Cost of product sales	—	—	5,290	—	5,290
Cost of services	—	—	1,181	—	1,181
Selling, general and administrative expenses	9	59	1,919	—	1,987
Restructuring and asset impairment charges, net.	—	—	12	—	12
Losses and impairments on divestitures	—	—	11	—	11
Operating (loss) income	(9)	(59)	1,293	—	1,225
Interest income	—	7	30	—	37
Interest expense	—	(170)	(19)	—	(189)
Other expense, net	—	—	(1)	—	(1)
Equity in net income of subsidiaries	933	581	—	(1,514)	—
Intercompany interest and fees	(354)	163	191	—	—
Income from continuing operations before income taxes and minority interest	570	522	1,494	(1,514)	1,072
Income taxes	—	—	(262)	—	(262)
Minority interest	—	—	(3)	—	(3)
Income from continuing operations	570	522	1,229	(1,514)	807
Loss from discontinued operations, net of income taxes	—	—	(237)	—	(237)
Net income	$570	$522	$992	$(1,514)	$570

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14.   Tyco International Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Quarter Ended December 31, 2004
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$9,601	$—	$9,601
Cost of product sales	—	—	5,023	—	5,023
Cost of services	—	—	1,221	—	1,221
Selling, general and administrative expenses	28	2	1,935	—	1,965
Restructuring and asset impairment charges, net	—	—	7	—	7
Losses and impairments on divestitures	—	—	15	—	15
Operating (loss) income	(28)	(2)	1,400	—	1,370
Interest income	—	9	28	—	37
Interest expense	—	(193)	(23)	—	(216)
Other expense, net	—	(156)	(5)	—	(161)
Equity in net income of subsidiaries	1,075	547	—	(1,622)	—
Intercompany interest and fees	(317)	376	(59)	—	—
Income from continuing operations before income taxes and minority interest	730	581	1,341	(1,622)	1,030
Income taxes	—	—	(306)	—	(306)
Minority interest	—	—	(3)	—	(3)
Income from continuing operations	730	581	1,032	(1,622)	721
Loss from discontinued operations, net of income taxes	—	—	(12)	—	(12)
Income before cumulative effect of accounting change	730	581	1,020	(1,622)	709
Cumulative effect of accounting change, net of income taxes	—	—	21	—	21
Net income	$730	$581	$1,041	$(1,622)	$730

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14.   Tyco International Group S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 30, 2005
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$14	$1,298	$1,759	$—	$3,071
Accounts receivable, net	—	—	6,601	—	6,601
Inventories	—	—	4,401	—	4,401
Intercompany receivables	1,528	46	11,304	(12,878)	—
Prepaid expenses and other current assets	20	4	3,140	—	3,164
Assets held for sale	—	—	1,129	—	1,129
Total current assets	1,562	1,348	28,334	(12,878)	18,366
Property, plant and equipment, net	—	—	9,125	—	9,125
Goodwill	—	—	24,486	—	24,486
Intangible assets, net	—	—	5,067	—	5,067
Investment in subsidiaries	58,190	30,541	—	(88,731)	—
Intercompany loans receivable	—	21,273	27,174	(48,447)	—
Other assets	24	139	5,054	—	5,217
Total Assets	$59,776	$53,301	$99,240	$(150,056)	$62,261
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$1,700	$256	$—	$1,956
Accounts payable	4	—	3,002	—	3,006
Accrued and other current liabilities	262	347	5,506	—	6,115
Intercompany payables	8,324	2,980	1,574	(12,878)	—
Liabilities held for sale	—	—	289	—	289
Total current liabilities	8,590	5,027	10,627	(12,878)	11,366
Long-term debt	1	9,931	597	—	10,529
Intercompany loans payable	18,615	8,559	21,273	(48,447)	—
Other liabilities	69	22	7,708	—	7,799
Total Liabilities	27,275	23,539	40,205	(61,325)	29,694
Minority interest	—	—	66	—	66
Shareholders’ Equity:
Preference shares	—	—	13,070	(13,070)	—
Common shares	407	1	(4)	(1)	403
Other shareholders’ equity	32,094	29,761	45,903	(75,660)	32,098
Total Shareholders’ Equity	32,501	29,762	58,969	(88,731)	32,501
Total Liabilities and Shareholders’ Equity	$59,776	$53,301	$99,240	$(150,056)	$62,261

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14.   Tyco International Group S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2005
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$3	$1,204	$1,999	$—	$3,206
Accounts receivable, net	—	—	6,732	—	6,732
Inventories	—	—	4,197	—	4,197
Intercompany receivables	1,847	37	11,382	(13,266)	—
Prepaid expenses and other current assets	21	103	2,966	—	3,090
Assets held for sale	—	—	1,290	—	1,290
Total current assets	1,871	1,344	28,566	(13,266)	18,515
Property, plant and equipment, net	—	—	9,238	—	9,238
Goodwill	—	—	24,557	—	24,557
Intangible assets, net	—	—	5,085	—	5,085
Investment in subsidiaries	57,798	30,410	—	(88,208)	—
Intercompany loans receivable	—	21,577	27,254	(48,831)	—
Other assets	24	164	5,038	—	5,226
Total Assets	$59,693	$53,495	$99,738	$(150,305)	$62,621
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$2	$1,700	$252	$—	$1,954
Accounts payable	9	—	3,056	—	3,065
Accrued and other current liabilities	279	367	5,906	—	6,552
Intercompany payables	8,271	3,111	1,884	(13,266)	—
Liabilities held for sale	—	—	219	—	219
Total current liabilities	8,561	5,178	11,317	(13,266)	11,790
Long-term debt	—	10,008	592	—	10,600
Intercompany loans payable	18,615	8,639	21,577	(48,831)	—
Other liabilities	67	8	7,645	—	7,720
Total Liabilities	27,243	23,833	41,131	(62,097)	30,110
Minority interest	—	—	61	—	61
Shareholders’ Equity:
Preference shares	—	—	13,070	(13,070)	—
Common shares	405	1	(2)	(1)	403
Other shareholders’ equity	32,045	29,661	45,478	(75,137)	32,047
Total Shareholders’ Equity	32,450	29,662	58,546	(88,208)	32,450
Total Liabilities and Shareholders’ Equity	$59,693	$53,495	$99,738	$(150,305)	$62,621

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14.   Tyco International Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended December 30, 2005
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$166	$(215)	$724	$—	$675
Net cash used in discontinued operating activities	—	—	(7)	—	(7)
Cash Flows From Investing Activities:
Capital expenditures	—	—	(301)	—	(301)
Proceeds from disposal of assets	—	—	9	—	9
Acquisition of businesses, net of cash acquired	—	—	(88)	—	(88)
Acquisition of customer accounts (ADT dealer program)	—	—	(77)	—	(77)
Purchase accounting and holdback liabilities	—	—	(80)	—	(80)
Divestiture of businesses, net of cash retained	—	—	(4)	—	(4)
Decrease in intercompany loans	—	210	—	(210)	—
Decrease (increase) in investments	—	99	(5)	—	94
Decrease in restricted cash	—	—	24	—	24
Other	—	—	(9)	—	(9)
Net cash provided by (used in) investing activities	—	309	(531)	(210)	(432)
Net cash used in discontinued investing activities.	—	—	(5)	—	(5)
Cash Flows From Financing Activities:
Net repayments of debt	(1)	—	(3)	—	(4)
Proceeds from exercise of share options	46	—	15	—	61
Dividends paid	(200)	—	—	—	(200)
Repurchase of common shares	—	—	(216)	—	(216)
Loan repayments to parent	—	—	(210)	210	—
Other	—	—	(3)	—	(3)
Net cash used in financing activities	(155)	—	(417)	210	(362)
Effect of currency translation on cash	—	—	(4)	—	(4)
Net increase (decrease) in cash and cash equivalents	11	94	(240)	—	(135)
Cash and cash equivalents at beginning of period	3	1,204	1,999	—	3,206
Cash and cash equivalents at end of period	$14	$1,298	$1,759	$—	$3,071

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14.   Tyco International Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended December 31, 2004
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by operating activities	$32	$419	$425	$—	$876
Net cash used in discontinued operating activities	—	—	(86)	—	(86)
Cash Flows From Investing Activities:
Capital expenditures	—	—	(307)	—	(307)
Proceeds from disposal of assets	—	—	28	—	28
Acquisition of businesses, net of cash acquired	—	—	(11)	—	(11)
Acquisition of customer accounts (ADT dealer program)	—	—	(67)	—	(67)
Purchase accounting and holdback liabilities	—	—	(17)	—	(17)
Divestiture of businesses, net of cash retained	—	—	166	—	166
Decrease in intercompany loans	—	93	—	(93)	—
Increase in investments	—	—	(46)	—	(46)
Decrease in restricted cash	—	—	3	—	3
Other	—	—	11	—	11
Net cash provided by (used in) investing activities	—	93	(240)	(93)	(240)
Net cash used in discontinued investing activities	—	—	(10)	—	(10)
Cash Flows From Financing Activities:
Net repayment of debt	—	(1,461)	(114)	—	(1,575)
Proceeds from exercise of share options	—	—	43	—	43
Dividends paid	(24)	—	—	—	(24)
Loan repayments to parent	—	—	(93)	93	—
Other	—	(2)	(13)	—	(15)
Net cash used in financing activities	(24)	(1,463)	(177)	93	(1,571)
Net cash used in discontinued financing activities	—	—	(79)	—	(79)
Effect of currency translation on cash	—	—	80	—	80
Net increase (decrease) in cash and cash equivalents	8	(951)	(87)	—	(1,030)
Cash and cash equivalents at beginning of period	1	2,452	2,034	—	4,487
Cash and cash equivalents at end of period	$9	$1,501	$1,947	$—	$3,457

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.   Subsequent Events

On January 13, 2006, the Company announced that its Board of Directors approved a plan to separate the Company into three separate, publicly traded companies—Tyco Healthcare, Tyco Electronics and a combination of Tyco Fire and Security and Engineered Products and Services (the “Proposed Separation”). The Company intends to accomplish the separation through tax-free stock dividends to Tyco shareholders. Following the proposed separation, Tyco’s shareholders will own 100% of the equity in all three companies. Tyco expects to complete the separation during the first quarter of calendar 2007.

In connection with the proposed separation, the Company estimates that the total costs to complete the transaction will approximate $1.0 billion largely for tax and debt refinancing.

Consummation of the proposed separation is subject to certain conditions, including final approval by the Tyco Board of Directors, receipt of a tax opinion of counsel and the filing and effectiveness of registration statements with the SEC. The separations are also subject to the completion of any necessary refinancings. Approval by the Company’s shareholders is not required.

On January 26, 2006, the Company repaid and terminated a synthetic lease facility, used to finance capital expenditures for manufacturing machinery and equipment, for a total cash payment of $306 million, including $300 million of principal debt.

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

Introduction

The unaudited Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd., a company organized under the laws of Bermuda, and its subsidiaries (hereinafter collectively referred to as “we,” the “Company” or “Tyco”) and have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States (“GAAP”).

The Company operates in the following business segments:

•       Electronics designs, manufactures and distributes electrical and electronic components.

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

References to the segment data are to the Company’s continuing operations and prior period amounts have been reclassified to exclude the results of discontinued operations. For the quarter ended December 31, 2004, the results of the Tyco Global Network (“TGN”) business, which was sold in the third quarter of 2005, are presented within Corporate.

Overview

On January 13, 2006, the Company announced that its Board of Directors approved a plan to separate the Company into three separate, publicly traded companies—Tyco Healthcare, one of the world’s leading diversified healthcare companies; Tyco Electronics, the world’s largest passive electronic components manufacturer; and a combination of Tyco Fire and Security and Engineered Products and Services, a global business with leading positions in residential and commercial security, fire protection and industrial products and services.

Following the proposed separation, Tyco’s shareholders will own 100% of the equity in all three companies through tax-free stock dividends. Each company will have its own independent Board of Directors and strong corporate governance standards. Tyco expects to complete the separation during the first quarter of calendar 2007.

Consummation of the proposed separation is subject to certain conditions, including final approval by the Tyco Board of Directors, receipt of a tax opinion of counsel and the filing and effectiveness of registration statements with the Securities and Exchange Commission (“SEC”). The separation is also subject to the completion of any necessary refinancings. Approval by the Company’s shareholders is not required.

After thorough reviews of strategic options with our Board of Directors, we believe that this strategy is the best way to position our market-leading companies for sustained growth and value creation.

We remain committed to returning capital to shareholders. During the first quarter of 2006, we repurchased 7.9 million of our common shares for $216 million, which followed $300 million in share repurchases during 2005. With respect to future share repurchases, we are committed to completing the $1.5 billion share repurchase program previously approved by the Board of Directors, and will assess the amount and pace of any additional share repurchases as we prepare for the proposed separation. Also, following the separation, we expect that all three companies will be dividend-paying companies.  We are also focused on growing profitability within each of these companies before and after the separation, so that each may be well positioned for long-term growth as independent entities.

Over the past several years, the Company has engaged in a series of restructuring programs through which we have made our operations more efficient, including exiting certain non-core businesses or business lines and streamlining general operations. The impact of these restructuring programs on the Company’s operations is discussed in “Operating Results” and “Segment Results.” In addition to these programs, during 2005 the Company committed to a plan to sell its Plastics and Adhesives segment. As such, the operations of our Plastics and Adhesives segment are reflected as discontinued operations in the accompanying consolidated financial statements. Prior year amounts have been reclassified to exclude the results of discontinued operations and to comparatively reflect changes in the Company’s segment reporting. Details related to the Company’s divestiture program and the related discontinued operations are discussed in “Discontinued Operations and Divestitures.”

Operating Results

The following table details net revenue and net income for the quarters ended December 30, 2005 and December 31, 2004 ($ in millions):

	For the Quarters Ended
	December 30, 2005	December 31, 2004
Revenue from product sales	$7,787	$7,654
Service revenue	1,919	1,947
Net revenue	$9,706	$9,601
Operating income	$1,225	$1,370
Interest income	37	37
Interest expense	(189)	(216)
Other expense, net	(1)	(161)
Income from continuing operations before income taxes and minority interest	1,072	1,030
Income taxes	(262)	(306)
Minority interest	(3)	(3)
Income from continuing operations	807	721
Loss from discontinued operations, net of income taxes	(237)	(12)
Income before cumulative effect of accounting change	570	709
Cumulative effect of accounting change, net of income taxes	—	21
Net income	$570	$730

Net revenue increased $105 million or 1.1% for the first quarter of 2006 primarily as a result of revenue growth in our Electronics and Engineered Products and Services segments. Foreign currency exchange rates negatively impacted the first quarter of 2006 by $228 million, largely due to the weakening of the Euro, the British Pound and the Japanese Yen against the U.S. Dollar. Divestitures and acquisitions also negatively impacted the period by $65 million.

Operating income decreased $145 million or 10.6% for the quarter ended December 30, 2005 while operating margin decreased 1.7 percentage points to 12.6%. Foreign currency exchange rates negatively impacted operating income in the current period by $36 million, again largely due to fluctuations in the currencies mentioned above. The first quarter of 2006 was also adversely affected by higher raw material costs in Electronics and Healthcare, as well as the impact of incremental stock option charges required under Statement of Financial Accounting Standards (“SFAS”) No. 123R ($48 million). Refer to  “Adoption of SFAS No. 123R’’ for further details. Restructuring, impairment and divestiture charges during the quarter of $25 million, of which $2 million is reflected in cost of sales, were partially offset by the impact of a favorable litigation settlement within Healthcare ($9 million).

Segment Results

The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in continuing operations.

Quarter Ended December 30, 2005 Compared to Quarter Ended December 31, 2004

Electronics

The following table sets forth net revenue, operating income and operating margin for Electronics ($ in millions):

	For the Quarters Ended
	December 30, 2005	December 31, 2004
Revenue from product sales	$2,972	$2,843
Service revenue	50	36
Net revenue	$3,022	$2,879
Operating income	$384	$414
Operating margin	12.7%	14.4%

Net revenue for Electronics increased 5.0% in the quarter ended December 30, 2005 over the quarter ended December 31, 2004. The increase in net revenue reflects volume growth across all major customer-end markets, especially communications, consumer electronics, industrial machinery and power utilities. Unfavorable changes in foreign currency exchange rates adversely impacted net revenue by $92 million.

Operating income and operating margin decreased as compared to the same period in the prior year due primarily to increased material costs of approximately $40 million and unfavorable changes in foreign currency exchange rates ($16 million). Operating income also includes an $11 million charge for stock option expense. These decreases were partially offset by the increased volume and cost savings initiatives.

Fire and Security

The following table sets forth net revenue, operating income and operating margin for Fire and Security ($ in millions):

	For the Quarters Ended
	December 30, 2005	December 31, 2004
Revenue from product sales	$1,267	$1,329
Service revenue	1,526	1,553
Net revenue	$2,793	$2,882
Operating income	$228	$283
Operating margin	8.2%	9.8%

Net revenue for Fire and Security decreased 3.1% in the quarter ended December 30, 2005 over the quarter ended December 31, 2004, which was due to a 4.7% decrease in product revenue and a 1.7% decrease in service revenue. The decrease in net revenue was primarily due to unfavorable changes in foreign currency exchange rates ($60 million) along with the impact of divestitures and acquisitions ($58 million) partially offset by increases at Worldwide Fire Services primarily due to growth in electrical and mechanical contracting in North America. Tyco Safety Products also increased operationally, although to a much lesser extent.

Operating income and operating margin decreased in the quarter ended December 30, 2005 over the same period in the prior year. This decrease was primarily due to the decreases in revenue mentioned above, higher installation costs in commercial security, lower margins at Worldwide Fire Services, and an $11 million charge for stock option expense. The impact of cost reduction efforts were offset by increased sales and marketing spending.

Attrition rates for customers in our global electronic security services business decreased to an average of 14.3% on a trailing twelve-month basis as of December 30, 2005, as compared to 14.8% as of September 30, 2005.

Healthcare

The following table sets forth net revenue, operating income and operating margin for Healthcare ($ in millions):

	For the Quarters Ended
	December 30, 2005	December 31, 2004
Revenue from product sales	$2,272	$2,303
Service revenue	15	16
Net revenue	$2,287	$2,319
Operating income	$539	$581
Operating margin	23.6%	25.1%

Net revenue for Healthcare decreased 1.4% in the quarter ended December 30, 2005 over the quarter ended December 31, 2004. This decrease resulted primarily from unfavorable changes in foreign currency exchange rates ($51 million). Partially offsetting the impact of currency was increased revenue within Medical Devices and Supplies, largely driven by Europe and Japan within the International division and higher product sales in stapling and vessel sealing within Surgical, offset by declines in Imaging, Respiratory and Medical. The revenue declines in Imaging and Respiratory were primarily due to the impact of voluntary product recalls ($26 million).

Operating income and operating margin in the quarter ended December 30, 2005 decreased as compared to the quarter ended December 31, 2004. The growth in International due to increased volume was offset by the impact of the voluntary product recalls and increased compliance-related costs of $31 million and continued weakness in Retail of $20 million. Operating income was adversely impacted by changes in foreign currency exchange rates, as well as a $12 million charge for stock option expense. Additionally, Healthcare invested an incremental $24 million in research and development and sales and marketing over the same period in the prior year. The quarter ended December 31, 2004 included net restructuring, divestiture and other charges of $11 million.

Engineered Products and Services

The following table sets forth net revenue, operating income and operating margin for Engineered Products and Services ($ in millions):

	For the Quarters Ended
	December 30, 2005	December 31, 2004
Revenue from product sales	$1,276	$1,179
Service revenue	328	334
Net revenue	$1,604	$1,513
Operating income	$169	$172
Operating margin	10.5%	11.4%

Net revenue for Engineered Products and Services increased 6.0% in the quarter ended December 30, 2005 over the quarter ended December 31, 2004, which included an 8.2% increase in product revenue and a 1.8% decrease in service revenue. The increase in net revenue was due to increased demand in industrial and commercial markets and increased project sales, primarily at Flow Control, and to a lesser extent, Electrical & Metal Products and Fire & Building Products. The above increases in revenue were partially offset by unfavorable changes in foreign currency exchange rates ($25 million) and decreased revenues at Infrastructure Services.

Operating income remained relatively flat while operating margins were down slightly in the quarter ended December 30, 2005 as compared to the quarter ended December 31, 2004. Reduced steel spreads at Electrical & Metal Products, as well as a $5 million charge for stock option expense, offset the impact of revenue growth at Flow Control and Fire & Building Products. The impact of foreign currency exchange rates was not material.

Corporate

Corporate expenses were $95 million and $80 million in the quarters ended December 30, 2005 and December 31, 2004, respectively. The current period includes $9 million of stock option related expense and $8 million of cost related to the proposed separation, while the same period in the prior year included $20 million of TGN operating losses.

Adoption of SFAS No. 123R

Effective October 1, 2005, the Company adopted SFAS No. 123R, Share-Based Payment, which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, as amended, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Tyco adopted SFAS No. 123R using the modified prospective application transition method. Under this method, compensation cost is recognized for the unvested portion of share-based payments granted prior to October 1, 2005 and all share-based payments granted subsequent to September 30, 2005 over the related vesting period. Prior to the first quarter of 2006, the Company applied the intrinsic value based method prescribed in APB Opinion No. 25 in accounting for employee stock based compensation. Prior period results have not been restated. Due to the adoption of SFAS No. 123R, the Company’s results for the quarter ended December 30, 2005 include incremental share-based compensation expense totaling $48 million.

Interest income and expense

Interest income was $37 million in both the quarters ended December 30, 2005 and December 31, 2004. Interest expense was $189 million in the quarter ended December 30, 2005 as compared to $216 million in the quarter ended December 31, 2004. The decrease in interest expense reflects a lower debt balance, partially offset by the impact of higher interest rates on our interest rate swap program compared to the same period in the prior year.

Other expense, net

During the quarter ended December 31, 2004, the Company recorded  losses from the retirement of debt of $156 million.

Income taxes

Our effective income tax rate was 24.4% and 29.7% during the quarters ended December 30, 2005 and December 31, 2004, respectively. The decrease in the effective rate is primarily the result of charges in 2004 related to the retirement of debt, for which no benefit existed, and increased profitability in operations in jurisdictions with lower tax rates.

Cumulative effect of accounting change

During 2005, the Company changed the measurement date for its pension and postretirement benefit plans, from September 30th to August 31st, effective October 1, 2004. The Company believes that the one-month change of measurement date is a preferable change as it allows management adequate time to evaluate and report the actuarial information in the Company’s Consolidated Financial Statements under the accelerated reporting deadlines. As a result of this change, the Company recorded a $21 million after-tax gain ($28 million pre-tax) cumulative effect adjustment.

Discontinued Operations and Divestitures

Discontinued Operations

In May 2005, Tyco announced its intent to explore the divesture of its Plastics and Adhesives business segment, a global manufacturer of plastic film, specialty tapes and adhesives, coated products and garment hangers.  At September 30, 2005, the Plastics and Adhesives segment met the held for sale criteria and is included in discontinued operations in all periods presented.

During the quarter ended December 30, 2005, Tyco reached a definitive agreement to sell its Plastics, Adhesives and Ludlow Coated Products businesses for $975 million in cash, subject to certain working capital and other adjustments. In addition, the agreement provides for a contingent future payment of up to $30 million to Tyco based on average resin prices in the future. The sale of these businesses is expected to close during the second quarter of 2006. Tyco is in separate negotiations to sell the A&E Products Group and expects to close a sale transaction during 2006.

During the quarter ended December 30, 2005, the Company assessed the recoverability of the carrying value for the Plastics and Adhesives businesses. Based on market conditions during the quarter and the terms and conditions included or expected to be included in the sale agreements, fair value estimates of the businesses were reassessed. As a result of these assessments, the Company recorded a pre-tax impairment charge of $275 million for the Plastics, Adhesives and Ludlow Coated Products Group and a $17 million pre-tax impairment charge for the A&E Products Group to write down the disposal groups to their fair values less costs to sell.

The Company will continue to assess recoverability based on current fair values, less cost to sell until the businesses are sold. Depending on the outcome of the ongoing sale negotiations, the Company may incur additional charges.

During the quarter ended December 31, 2004, the Company divested six businesses that were reported as discontinued operations and reported losses on sale or impairment charges to write the carrying value of such assets down to their estimated fair value of $47 million.

Losses and impairments on divestures

During the quarter ended December 30, 2005, the Company divested two businesses within Fire and Security. The Company recorded net losses and impairments on divestitures of $3 million in connection with the divestiture of these businesses, as well as the write-down to estimated fair value, less cost to sell, of certain other held for sale businesses. During the quarter ended December 30, 2005, the Company also incurred approximately $8 million of external costs related to its plan to separate the Company into three separate, publicly traded companies.

During the quarter ended December 31, 2004, the Company divested four businesses that were within the Fire and Security and Engineered Products and Services segments. The Company reported losses and impairments on divestitures to write the carrying value of such assets down to their estimated fair value of $18 million, including $3 million reflected in cost of sales, during the quarter ended December 31, 2004.

Acquisitions

In November 2005, Tyco’s Healthcare segment acquired a controlling interest in Floreane Medical Implants, S.A. (“Floreane”) for approximately $82 million in cash, net of cash acquired of $3 million. Floreane is an innovator in the development of surgical support implants for parietal, urological and gynecological surgery. The acquisition has a total value of approximately $142 million with the remaining outstanding shares of Floreane expected to be acquired during fiscal 2006. Cash paid for other acquisition related activity totaled $6 million. The results of operations of the acquired companies have been included in Tyco’s consolidated results from the respective acquisition dates. These acquisitions did not have a material effect on the Company’s financial position, results of operations or cash flows.

During the quarter ended December 31, 2004, the Company completed three acquisitions within Electronics and Engineered Products and Services for an aggregate cost of $11 million. The results of operations of the acquired companies have been included in the consolidated results from the respective acquisition dates. These acquisitions did not have a material effect on the Company’s financial position, results of operations or cash flows.

Change in Fiscal Year and Reporting Calendar Alignment

Effective October 1, 2004, Tyco changed its fiscal year end from a calendar fiscal year ending September 30 to a “52-53 week” year ending on the last Friday of September, such that each quarterly period will be 13 weeks in length. In addition, certain of the Company’s subsidiaries had consistently closed their books up to one month prior to the Company’s fiscal period end. These subsidiaries now report results for the same period as the reported results of the consolidated Company. The impact of this change was not material to the Consolidated Financial Statements. Net income for the transition period related to this change was $26 million and was reported within Shareholders’ Equity during 2005.

Critical Accounting Policies and Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses.

We believe that our accounting policies for depreciation and amortization of security monitoring systems, goodwill, revenue recognition, income taxes and long-lived assets are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. In the first quarter of 2006, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (the “2005 Form 10-K”).

Liquidity and Capital Resources

The following table summarizes the sources of our cash flow from operating activities and the use of a portion of that cash in our operations ($ in millions).

	For the Quarters Ended
	December 30, 2005	December 31, 2004
Cash flows from operating activities:
Operating income	$1,225	$1,370
Non-cash restructuring and asset impairment charges, net	6	(4)
Losses and impairments on divestitures	11	18
Depreciation and amortization(1)	516	529
Deferred income taxes	(2)	94
Provision for losses on accounts receivable and inventory	54	66
Non-cash compensation expense	75	20
Other, net	14	26
Net increase in working capital	(810)	(758)
Interest income	37	37
Interest expense	(189)	(216)
Income tax expense	(262)	(306)
Net cash provided by operating activities	$675	$876
Other cash flow items:
Capital expenditures, net(2)	$(292)	$(279)
Decrease in the sale of accounts receivable	4	9
Acquisition of customer accounts (ADT dealer program)	(77)	(67)
Purchase accounting and holdback liabilities	(80)	(17)

(1)      The quarters ended December 30, 2005 and December 31, 2004 included depreciation expense of $354 million and $366 million, respectively, and amortization of intangible assets of $162 million and $163 million, respectively.

(2)         Included net proceeds received for the sale/disposition of property, plant and equipment of $9 million and $28 million for the quarters ended December 30, 2005 and December 31, 2004, respectively.

The net change in working capital was a cash decrease of $810 million in the quarter ended December 30, 2005. The components of this change are set forth in detail in the Consolidated Statements of Cash Flows. The significant changes in working capital included a $469 million decrease in accrued and other current liabilities during the quarter, primarily related to the annual payout of cash bonuses in the quarter for performance in the prior year, increased legal and audit fees and the payment of accrued employee salaries. Also contributing to the change in working capital was a $273 million increase in inventories.

Cash flows from operating activities and other cash flow items by segment were as follows ($ in millions).

	For the Quarter Ended December 30, 2005
	Electronics	Fire and Security	Healthcare	Engineered Products and Services	Corporate	Total
Cash flows from operating activities:
Operating income (loss)	$384	$228	$539	$169	$(95)	$1,225
Non-cash restructuring and asset impairment charges,	2	—	4	—	—	6
Losses and impairments on divestitures, net	—	2	—	—	9	11
Depreciation	117	143	67	25	2	354
Intangible assets amortization	17	129	15	1	—	162
Depreciation and amortization	134	272	82	26	2	516
Deferred income taxes	—	—	—	—	(2)	(2)
Provision for losses on accounts receivable and inventory	20	12	15	7	—	54
Net increase in working capital and other	(2)	(258)	(176)	(122)	(163)	(721)
Interest income	—	—	—	—	37	37
Interest expense	—	—	—	—	(189)	(189)
Income tax expense	—	—	—	—	(262)	(262)
Net cash provided by (used in) operating activities	$538	$256	$464	$80	$(663)	$675
Other cash flow items:
Capital expenditures, net	$(102)	$(95)	$(75)	$(18)	$(2)	$(292)
Decrease in sale of accounts receivable	—	4	—	—	—	4
Acquisition of customer accounts (ADT dealer program)	—	(77)	—	—	—	(77)
Purchase accounting and holdback liabilities	(76)	(2)	(2)	—	—	(80)

During the quarter ended December 30, 2005, we purchased approximately 88,160 customer contracts for electronic security services through the ADT dealer program for cash of $77 million.

During the quarter ended December 30, 2005, we paid $80 million relating to purchase accounting and holdback liabilities related to certain prior period acquisitions. Holdback liabilities represent a portion of the purchase price that is withheld from the seller pending finalization of the acquisition balance sheet and other contingencies. At December 30, 2005 holdback liabilities on our Consolidated Balance Sheets were $76 million, of which $2 million are included in accrued and other current liabilities and $74 million are included in other liabilities.

During the quarter ended December 30, 2005, we paid $88 million related to acquisitions of businesses, net of cash acquired, including a net $82 million related to Tyco’s acquisition of a controlling interest in Floreane.  Floreane is an innovator in the development of surgical support implants for parietal, urological and gynecological surgery and will be integrated into Tyco’s Healthcare segment.  The acquisition has a total value of approximately $142 million with the remaining outstanding shares expected to be acquired during 2006.

At December 30, 2005, the acquisition liabilities on our Consolidated Balance Sheets were $62 million, of which $19 million is included in accrued and other current liabilities and $43 million is included in other liabilities.

We continue to fund capital expenditures to improve the cost structure of our businesses, to invest in new processes and technology, and to maintain high quality production standards. The level of capital expenditures is not expected to exceed depreciation in 2006 and is expected to remain consistent with the level of spending in 2005.

The amount of taxes paid, net of refunds, during the three months ended December 30, 2005 was $230 million.

On January 26, 2006, we repaid and terminated one of our synthetic lease facilities for a total cash payment of $306 million, including $300 million of principal debt.

We expect additional cash outflows of approximately $450 million in 2006 for the resolution of certain previously accrued legal matters including a patent dispute in the Healthcare segment and a SEC enforcement action.

As previously mentioned, on January 13, 2006, the Company announced that its Board of Directors approved a plan to separate the Company into three separate, publicly traded companies. In connection with the proposed separation, we estimate that the total costs to complete the transaction will approximate $1.0 billion, largely for tax and debt refinancing.

Capitalization

Shareholders’ equity was $32.5 billion, or $16.14 per share, at December 30, 2005, compared to $32.5 billion, or $16.10 per share, at September 30, 2005. Shareholders’ equity remained level as net income for the quarter ended December 30, 2005 of $570 million was offset by unfavorable currency of $257 million and the payment of dividends. We remain committed to returning capital to shareholders. During the first quarter of 2006, we repurchased 7.9 million of our common shares for $216 million, which followed $300 million in share repurchases during 2005. With respect to future share repurchases, we are committed to completing the $1.5 billion share repurchase program previously approved by the Board of Directors, and will assess the amount and pace of any additional share repurchases as we prepare for the proposed separation.

Total debt was $12.5 billion and total debt as a percentage of total capitalization (total debt and shareholders’ equity) was 28% at December 30, 2005 and September 30, 2005. Our debt levels were essentially unchanged as compared to September 30, 2005. On February 15, 2006, our 6.375% public notes due 2006 mature. We intend to use available cash to repay the $1.0 billion of outstanding notes. Based on market conditions, management may consider calling certain convertible debt. Our cash balance decreased to $3.1 billion at December 30, 2005, as compared to $3.2 billion at September 30, 2005.

On December 16, 2004, Tyco International Group S.A., a wholly-owned subsidiary of the Company organized under the laws of Luxembourg (“TIGSA”), entered into a $1.0 billion 5-year revolving credit facility expiring on December 16, 2009. TIGSA also holds a $1.5 billion 3-year revolving bank credit facility expiring on December 22, 2006 and a $500 million 3-year unsecured letter of credit facility expiring on June 15, 2007. At December 30, 2005, letters of credit of $488 million have been issued under the $500 million facility and $12 million remains available for issuance. There were no amounts borrowed under any of these facilities at December 30, 2005, however, the Company may borrow under these facilities from time to time to manage its overall short-term liquidity needs.

The Company’s bank credit agreements contain a number of financial and other covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, minimum levels of net worth, and limits on the incurrence of liens. At December 30, 2005, the Company had two synthetic lease facilities with other covenants, including interest coverage and leverage ratios. As previously discussed, one facility was repaid and terminated on January 26, 2006. The Company’s outstanding indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions. None of these covenants are presently considered restrictive to the Company’s operations. The Company is currently in compliance with all of its debt covenants.

Following the proposed separation, it is anticipated that all three companies will be capitalized to provide financial flexibility to take advantage of future growth opportunities. They are expected to have financial policies, balance sheet and credit metrics that are commensurate with solid investment grade ratings. Tyco will continue to follow financial policies that are consistent with its current credit ratings until the planned transactions take place. The company’s existing debt is expected to be allocated among the three companies or refinanced. Any existing or potential liabilities that cannot be associated with a particular entity will be allocated appropriately to each of the businesses, and a sharing agreement among the three companies will be established.

On December 9, 2004, the Board of Directors approved an increase in the quarterly dividend on our common shares from $0.0125 to $0.10 per share. As a result, dividend payments were $200 million related to the first quarter of 2006 versus $24 million related to the first quarter of 2005. Following the proposed separation, we expect that all three companies will be dividend-paying companies.

Commitments and Contingencies

At December 30, 2005, the Company had a contingent purchase price liability of $80 million related to the 2001 acquisition of Com-Net by Electronics. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in Tyco’s Consolidated Financial Statements as the outcome of this contingency cannot be reasonably determined.

In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows.

Class Actions

For a detailed discussion of contingencies related to Tyco’s securities class actions, shareholder derivative litigation, Employee Retirement Income Security Act litigation and investigation, and litigation against our former senior management, see Note 8 to our Consolidated Financial Statements. We are generally obligated to indemnify our directors and officers and our former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. We are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial position, results of operations or cash flows. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

Investigations

For a detailed discussion of contingencies related to governmental investigations related to Tyco see Note 8 to our Consolidated Financial Statements. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities (which in turn could negatively impact our business with non-governmental customers) or suffer other penalties, each of which could have a material adverse effect on our business. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of these matters.

In 2005, the Company recorded a charge of $50 million, which represents the Company’s best estimate of the amount in fines and penalties management believes the Company will likely pay to resolve the matters raised in the SEC’s investigation. The Company is engaged in discussions with the SEC’s Division of Enforcement to resolve the matters raised in the SEC’s investigation. Final resolution of these matters is subject to a number of uncertainties, including finalizing the terms of a settlement that the Enforcement Staff will agree to recommend to the SEC, the Company’s submission of an offer of settlement approved by the Tyco Board of Directors, and the SEC’s approval of the settlement offer. Until such events have occurred, the charge is subject to change.

Intellectual Property and Antitrust Litigation

The Company is party to a number of patent infringement and antitrust actions that may require the Company to pay damage awards. Tyco has assessed the status of these matters and has recorded liabilities related to certain of these matters where appropriate. For a detailed discussion of contingencies related to Tyco’s intellectual property and antitrust litigation, see Note 8 to our Consolidated Financial Statements.

Environmental Matters

Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 30, 2005, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $140 million to $417 million. As of December 30, 2005, Tyco concluded that the best estimate within this range is approximately $206 million, of which $36 million is included in accrued and other current liabilities and $170 million is included in other liabilities on the Company’s Consolidated Balance Sheets. In view of the Company’s financial position and reserves for environmental matters of $206 million, we believe that any potential payment of such estimated amounts will not have a material adverse effect on our financial position, results of operations or cash flows.

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

Compliance Matters

In 2003 an allegation was brought to our attention that during the period from 1999 through 2003 certain improper payments were made by a non-U.S. subsidiary of Tyco. During 2005, Tyco reported to the U.S. Department of Justice (“DOJ”) and the SEC the investigative steps and remedial measures that it has taken in response to the allegations. Tyco also informed the DOJ and the SEC that it has retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act, that it would continue to make periodic progress reports to them, and that it would present its factual findings upon conclusion of the baseline review.

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

Backlog

At December 30, 2005, Tyco had a backlog of unfilled orders of $13.7 billion, compared to a backlog of $13.6 billion at September 30, 2005. Backlog by segment was as follows ($ in millions):

	December 30, 2005	September 30, 2005
Fire and Security	$6,759	$6,732
Engineered Products and Services	4,108	4,007
Electronics	2,585	2,591
Healthcare	279	272
	$13,731	$13,602

Within Fire and Security, backlog increased primarily as a result of strong bookings in North America and Asia. Backlog for Fire and Security includes recurring “revenue-in-force,” which represents twelve months’ fees for monitoring and maintenance services under contract in the security business. The amount of recurring revenue-in-force at December 30, 2005 and September 30, 2005 was $3,565 million and $3,550 million, respectively. Backlog within Engineered Products and Services increased primarily as a result of increased orders at Flow Control. Within Electronics, revenue recognition in Telecommunications and unfavorable changes in foreign currency offset increased orders in the industrial markets. Backlog in Healthcare represents unfilled orders, which, in the nature of the business, are normally shipped shortly after purchase orders are received. We do not view backlog in Healthcare to be a significant indicator of the level of future sales activity.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

The aggregate amount outstanding under the Company’s remaining international accounts receivable programs was $74 million and $80 million at December 30, 2005 and September 30, 2005, respectively.

Guarantees

Certain of the Company’s business segments have guaranteed the performance of third-parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from 2006 through the completion of such transactions. The guarantees would be triggered in the event of nonperformance and the potential exposure for nonperformance under the guarantees would not have a material effect on the Company’s financial position, results of operations or cash flows.

In disposing of assets or businesses, the Company often provides representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company does not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, the Company has no reason to believe that these uncertainties would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. See Item II. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contingencies - Environmental Matters.

The Company has an off-balance sheet leasing arrangement for five cable laying sea vessels. Upon expiration of this lease in October 2006, a subsidiary of the Company has the option to buy these vessels for approximately $280 million, or return the vessels to the lessor and, under a residual guarantee, pay any shortfall in sales proceeds to the lessor from a third party in an amount not to exceed $235 million. As of December 30, 2005, the Company expects this obligation to be $54 million, which is recorded in the accompanying Consolidated Balance Sheet, based on an estimate of the fair value of the vessels performed by management with the assistance of a third-party valuation.

In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows.

The Company generally records estimated product warranty costs at the time of sale. For further information on estimated product warranty, see Note 13 to the Consolidated Financial Statements.

Accounting Pronouncements

Recently Adopted Accounting Pronouncement—Effective October 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment,” which requires compensation costs related to share-based transactions,

including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, as amended, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Tyco adopted SFAS No. 123R using the modified prospective application transition method. Under this method, compensation cost is recognized for the unvested portion of share-based payments granted prior to October 1, 2005 and all share-based payments granted subsequent to September 30, 2005 over the related vesting period. Prior to the first quarter of 2006, the Company applied the intrinsic value based method prescribed in APB Opinion No. 25 in accounting for employee stock based compensation. Prior period results have not been restated. Due to the adoption of SFAS No. 123R, the Company’s results for the quarter ended December 30, 2005 include incremental share-based compensation expense totaling $48 million.

Recently Issued Accounting Pronouncements—In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the impact that FIN No. 47 will have on the results of its operations, financial position or cash flows.

In June 2005, the FASB issued Staff Position (“FSP”) No. 143-1, “Accounting for Electronic Equipment Waste Obligations,” which provides guidance on accounting for historical waste obligations associated with the European Union Waste, Electrical and Electronic Equipment Directive (“WEEE Directive”). Under the directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced, at which time the waste management obligation may be transferred to the producer of the replacement equipment. FSP No. 143-1 is effective for the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable European Union member country. As of the end of the first quarter of 2006, the Company continues to monitor and evaluate the effects that the adoption of FSP No. 143-1 will have on the results of operations and financial condition. Such effects will depend on the respective laws and regulations adopted by the EU member countries, their implementation guidance and the type of recycling programs and systems that are established.

Forward-Looking Information

Certain statements in this report are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “expect,” “estimate,” “project” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the SEC, or in Tyco’s communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product expansion, backlog, the consummation and benefits of acquisitions and divestitures, the proposed separation or other matters, as well as financings and repurchases of debt or equity securities, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:

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

•       changes in U.S. and non-U.S. government regulations in general, and in particular changes in rules and regulations regarding the safety, efficacy, sales, promotions, insurance reimbursement and pricing of Tyco’s disposable medical products and other specialty products, as well as changes in rules and regulations regarding the retirement and disposal of certain electrical products;

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

Additionally, there are several factors and assumptions that could affect the Company’s plan to separate into three independent entities, our future results and cause actual results to differ materially from those expressed in our forward looking statements:

•  increased demands on the Company’s management team as a result of the proposed separation;

•       changes in business, political and economic conditions in the U.S. and in other countries in which the Company currently does business;

•       changes in governmental regulations and policies and actions of regulatory bodies;

•       changes in operating performance;

•       required changes to existing financings, and changes in credit ratings, including those that may result from the proposed separation;

•       the Company’s ability to obtain the financing necessary to consummate the proposed separation; and

•       the Company’s ability to satisfy certain conditions precedent, including final approval by the Tyco Board of Directors, receipt of a tax opinion of counsel and the filing and effectiveness of registration statements with the SEC.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure discussed in the 2005 Form 10-K. In order to manage the volatility relating to our more significant market risks, we enter into forward foreign currency exchange contracts, cross-currency swaps, foreign currency options, and interest rate swaps. In order to achieve an appropriate balance of fixed and floating rate debt through the use of swaps, Tyco has swapped $3.0 billion notional amount of its fixed rate debt to floating rate debt. At December 30, 2005, we are receiving a weighted-average fixed rate of 6.3% and paying a weighted-average variable rate of  6.1% under these swap arrangements.

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

Item 4.   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 30, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as and when required.

To ensure that our internal control over financial reporting continues to operate effectively and efficiently, we proactively identify opportunities for control improvements. We have ongoing initiatives to standardize and upgrade various financial operating systems and eliminate many of the manual and redundant tasks previously performed under older systems or processes. These changes will be implemented in stages over the next several years. We believe that these initiatives further strengthen our internal control over financial reporting, as well as automate a number of our processes and activities. We believe that the necessary procedures are in place to maintain effective internal control over financial reporting as these initiatives continue. There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 30, 2005 that have materially affected, or are reasonably likely to materially affect, these internal controls.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

Except as discussed below, there have been no material developments in the Company’s legal proceedings since the Company filed the 2005 Form 10-K. For a description of the Company’s previously reported legal proceedings, refer to Part I, Item 3. Legal Proceedings, in the 2005 Form 10-K.

Securities Class Actions

As previously reported in our periodic filings, the United States District Court for the District of New Jersey granted one plaintiff’s motion for appointment as lead plaintiff in Stumpf v. Tyco International Ltd., an action originally filed on July 28, 2003 and O’Loughlin v. Tyco International Ltd., an action originally filed on September 26, 2003. On December 13, 2004, lead plaintiff Mark Newby filed a consolidated securities class action complaint purporting to represent a class of purchasers of TyCom securities between July 26, 2000 and December 17, 2001. Plaintiff names as defendants Tyco International Ltd., TyCom, Ltd., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Citigroup Inc., (the “Underwriters”) along with certain former Tyco and TyCom executives. The complaint asserts causes of action under Sections 11 and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against Tyco, TyCom, Goldman Sachs, Merrill Lynch, Citigroup and certain former Tyco and TyCom executives. The complaint alleges the TyCom registration statement and prospectus relating to the sale of TyCom securities were inaccurate, misleading and failed to disclose facts necessary to make the registration statement and prospectus not misleading. Further, the complaint alleges the defendants violated securities laws by making materially false and misleading statements and omissions concerning, among other things, executive compensation, Tyco’s and TyCom’s finances and TyCom’s business prospects. On February 18, 2005, the Company moved to dismiss the consolidated securities class action complaint. On September 2, 2005, the United States District Court for the District of New Hampshire granted in part and denied in part the Company’s motion to dismiss. The Court granted the Company’s motion to dismiss allegations that the TyCom registration statement and prospectus were misleading to the extent that they failed to disclose alleged looting of Tyco by former senior executives, accounting fraud, analyst conflicts and the participation by James Brennan in the offering, because plaintiff failed to plead that those alleged omissions were disclosed during the class period, with a resultant drop in the value of TyCom stock. However, the Court denied the Company’s motion to dismiss with respect to other allegations. On September 19, 2005, plaintiff filed a motion for reconsideration of the Court’s September 2, 2005 ruling with respect to Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Citigroup Inc. On January 6, 2006, the Court held that the Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Citigroup Inc. should remain in the case on the claim concerning TyCom’s business prospects, but that the Section 11 claim related to alleged looting of Tyco by former senior executives was dismissed as to both the Tyco defendants and the Underwriters because the affirmative defense of lack of loss causation was apparent on the face of the complaint. On January 13, 2006, Tyco International Ltd. and TyCom answered the consolidated securities class action complaint.

As previously reported in our periodic filings, the Company appealed to the United States Court of Appeals for the First Circuit the decision of the United States District Court for the District of New Hampshire to remand Brazen v. Tyco International Ltd. to the Circuit Court for Cook County, Illinois and Hromyak v. Tyco International Ltd., Goldfarb v. Tyco International Ltd., Mandel v. Tyco International Ltd., Myers v. Tyco International Ltd., Rappold v. Tyco International Ltd., and Schuldt v. Tyco International Ltd. to the Circuit Court for Palm Beach County, Florida. Plaintiffs moved to dismiss the Company’s appeal. On December 29, 2004, the United States Court of Appeals for the First Circuit granted plaintiffs’ motion and dismissed the Company’s appeal. On April 28, 2005, the Company moved in the Circuit Court for Palm Beach County, Florida to stay and to strike the class allegations in Goldfarb, Mandel, Myers, Rappold, and

Schuldt. Also on April 28, 2005, the Company moved in the Circuit Court for Palm Beach County, Florida to dismiss Hromyak. On July 8, 2005, the Circuit Court granted in part and denied in part the motion to stay and to strike the class allegations in Goldfarb, Mandel, Myers, Rappold, and Schuldt. On August 23, 2005, the Circuit Court granted Tyco’s motion to dismiss Hromyak. The Hromyak plaintiffs filed a notice of appeal on September 20, 2005 and briefing has begun.

As previously reported in our periodic filings, on March 10, 2005, plaintiff Lionel I. Brazen filed an amended class action complaint in the Circuit Court for Cook County, Illinois purporting to represent a class of purchasers who exchanged shares of Mallinckrodt, Inc. common stock for shares of Tyco common stock pursuant to the Joint Proxy Statement and Prospectus, and the Registration Statement in which it was included, in connection with the October 17, 2000 merger of Tyco and Mallinckrodt, Inc. Plaintiff names as defendants Tyco International Ltd., and certain former Tyco executives and asserts causes of action under Section 11, 12(a)(2) and 15 of the Securities Act of 1933. The amended class action complaint alleges that the defendants made statements in the Registration Statement and the Joint Proxy Statement and Prospectus that were materially false and misleading and failed to disclose material adverse facts regarding the business and operations of Tyco. On April 21, 2005, the Company moved in the Circuit Court for Cook County, Illinois to dismiss or stay or, in the alternative, to strike the class allegations. On July 22, 2005, the Court denied the Company’s motion. Also, on July 22, 2005, the Court granted the motion to dismiss individual defendants Michael A. Ashcroft, Joshua M. Berman, Richard S. Bodman, John F. Fort, III, Stephen W. Foss, James S. Pasman Jr., W. Peter Slusser and Frank E. Walsh, Jr. On August 2, 2005, Tyco filed a motion for a finding pursuant to Supreme Court Rule 308(a), which was denied on August 16, 2005. On August 19, 2005, Tyco filed an interlocutory appeal of the Circuit Court for Cook County Illinois’ July 22, 2005 memorandum and order. On December 27, 2005, the Appellate Court of Illinois, First Judicial District, denied Tyco’s interlocutory appeal.

As previously reported in our periodic filings, on April 29, 2005, an action was filed against Tyco in the United States District Court for the Southern District of Florida, Stevenson v. Tyco International Ltd., et. al. Plaintiff names as additional defendants our current Chief Executive Officer, Edward Breen, our former Chief Financial Officer, David FitzPatrick, our current Executive Vice President and General Counsel, William Lytton, current members of Tyco’s Board of Directors including Dennis Blair, Bruce Gordon, John Krol, Carl McCall, Mackey McDonald, Brendan O’Neill, Sandra Wijnberg, and Jerome York, as well as former members of Tyco’s Board of Directors, including Michael Ashcroft, Joshua Berman, Richard Bodman, George Buckley, John Fort, Steven Foss, Wendy Lane, James Pasman, Peter Slusser and Joseph Welch. The complaint asserts causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges that defendants made material misrepresentations that resulted in artificially deflated stock prices. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire.

As previously reported in our periodic filings, plaintiff moved to remand Davis v. Kozlowski, an action originally filed on December 9, 2003, from the United States District Court for the District of New Hampshire back to the Circuit Court of Cook County, Illinois. On March 17, 2005, the United States District Court for the District of New Hampshire granted plaintiff’s motion to remand and denied defendants’ motion to dismiss. On March 31, 2005, the Company moved for reconsideration of the Court’s remand order. On January 20, 2006, the Court issued an order terminating the motion for reconsideration, vacating the remand order and staying the case pending a decision in Merrill Lynch, Pierce, Fenner & Smiths Inc. v. Dubit, 04-1371, which is currently pending before the United States Supreme Court.

As previously reported in our periodic filings, a complaint was filed on September 2, 2004 in the Court of Common Pleas for Dauphin County, Pennsylvania, Jasin v. Tyco International Ltd., et. al. This pro se plaintiff named as additional defendants Tyco International (US) Inc., L. Dennis Kozlowski, our former Chairman and Chief Executive Officer, Mark H. Swartz, our former Chief Financial Officer and Director, and Juergen W. Gromer, currently President of Tyco Electronics. Plaintiff’s complaint asserts causes of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as Section 11 of the Securities Act of 1933. Claims against Messrs. Kozlowski, Swartz and Gromer are also asserted under Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder and Section 20A of the Securities Exchange Act of 1934, as well as Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Plaintiff also asserts common law fraud, negligent misrepresentation, unfair trade practice, breach of contract, breach of the duty of good faith and fair dealing and violation of Section 1-402 of the Pennsylvania Securities Act of 1972. Tyco has removed the complaint to the United States District Court for the Middle District of Pennsylvania. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire. The plaintiff has moved to vacate the conditional transfer order.

Shareholder Derivative Litigation

As previously reported in our periodic filings, an action was filed on June 7, 2002 in the Supreme Court of the State of New York, Levin v. Kozlowski, alleging that the individually named defendants breached their fiduciary duties, committed waste and mismanagement and engaged in self-dealing in connection with Tyco’s accounting practices, individual board members’ use of funds, and the financial disclosures of certain mergers and acquisitions. It is further alleged that certain of the individual defendants converted corporate assets for their own use. Plaintiffs seek money damages. Plaintiffs agreed to stay that action pending the resolution of the federal derivative action, which was dismissed by the United States District Court for the District of New Hampshire on October 14, 2004; and the appeal from that ruling was voluntarily dismissed on May 19, 2005. On June 14, 2005, the plaintiffs resumed the Levin action. On September 22, 2005, the Company filed a motion to dismiss the derivative complaint.

ERISA Litigation & Investigation

As previously reported in our periodic filings, Tyco and certain of our current and former employees, officers and directors, have been named as defendants in eight class actions brought under the Employee Retirement Income Security Act. Two of the actions were filed in the United States District Court for the District of New Hampshire and the six remaining actions were transferred to that court by the Judicial Panel on Multidistrict Litigation. All eight actions have been consolidated in the District Court in New Hampshire. The complaints purported to bring claims on behalf of the Tyco International (US) Inc. Retirement Savings and Investment Plans and the participants therein. On January 12, 2005, the United States District Court for the District of New Hampshire denied, without prejudice, the Company’s motion to dismiss certain additional individual defendants from the action. On January 20, 2005, plaintiffs filed a motion for class certification. On January 27, 2005, the Company answered the plaintiffs’ consolidated complaint. Also, on January 28, 2005, the Company and certain individual defendants filed a motion for reconsideration of the Court’s January 12, 2005 order, insofar as it related to the Tyco International (US) Inc. Retirement Committee. On May 25, 2005, the Court denied the motion for reconsideration. On July 11, 2005, the Company and certain individual defendants opposed plaintiffs’ motion for class certification. That motion is still pending.

In addition, Tyco and certain of our current and former executives have received requests from the United States Department of Labor for information concerning the administration of the Tyco International (US) Inc. Retirement Savings and Investment Plans. The current focus of the Department’s inquiry concerns losses allegedly experienced by the plans due to investments in our shares. The Department of Labor has authority to bring suit on behalf of the plans and their participants against those acting as fiduciaries to the plans for recovery of losses and additional penalties, although it has not informed us of any intention to do so.

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

Subpoenas and Document Requests From Governmental Entities

As previously disclosed in our periodic filings, we and others have received various subpoenas and requests from the Securities and Exchange Commission (“SEC”), the District Attorney of New York County, the United States Department of Labor, the General Service Administration and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. We are cooperating with these investigations and are complying with these requests.

Certain current and former employees in Fire and Security received subpoenas from the SEC’s Division of Enforcement seeking testimony related to past accounting practices for the ADT dealer connect fees. As previously reported in our periodic filings, these practices have been discontinued.

The United States Department of Labor served document subpoenas on Tyco and Fidelity Management Trust Company for documents concerning the administration of the Tyco International (US) Inc. Retirement Savings and Investment Plans. The current focus of the Department’s inquiry concerns the losses allegedly experienced by the plans due to investments in our stock. The Department of Labor has authority to bring suit on behalf of the plans and their participants against those acting as fiduciaries to the plans for recovery of losses and additional penalties, although it has not informed us of any intention to do so. The Company is continuing to cooperate with the Department’s investigation.

As previously disclosed, in November 2004, we received an Order from the SEC to report facts and circumstances involving our participation, if any, in the United Nations Oil for Food Program governing sales of Iraqi oil. On January 10, 2005 and November 8, 2005, we responded to the Order and provided information concerning transactions under the United Nations Oil for Food Program.  On January 31, 2006, we received a Subpoena from the SEC to produce additional documents and information related to the participation of three of our businesses in the Oil for Food Program.  We will respond to that Subpoena and continue to cooperate with the SEC in its investigation of this matter.

On January 27, 2006, we received from the New Jersey Division of Criminal Justice Office of the Attorney General a subpoena to produce documents concerning, among other things, former employees, the use of certain chemicals, and the filing of reports under a New Jersey state environmental law at the same New Jersey facility sold by Tyco in 2000. The subpoena seeks information for the period from January 1987 to December 2000. We are gathering information responsive to the subpoena and will cooperate fully with the investigators.

Intellectual Property and Antitrust Litigation

As previously disclosed in our periodic filings, we are a party to a number of patent infringement and antitrust actions. Tyco has assessed the status of these matters and has recorded liabilities related to certain of these matters where appropriate.

Mallinckrodt, Inc. (“Mallinckrodt”) and Nellcor Puritan Bennett, Inc. (“Nellcor”), plaintiffs/counter-defendants v. Masimo Corporation (“Masimo”) et al., defendants/counter-claimants, is a consolidated patent infringement action filed on June 19, 2000 in the United States District Court for the Central District of California.

On January 17, 2006, Tyco International Ltd., and its subsidiaries Tyco International (US) Inc., Tyco Healthcare Group LP, Mallinckrodt, Inc., and Nellcor Puritan Bennett, Inc. (collectively “Nellcor”) entered into a Settlement Agreement and Release of Claims with Masimo Corporation and Masimo Laboratories, Inc. (the “Settlement”) related to a consolidated patent infringement action.

Under the terms of the settlement, Tyco on behalf of Nellcor, paid Masimo a total of $330 million on January 19, 2006, which represents $265 million in damages in the patent case for sales through January 31, 2006 (after which the infringing products will no longer be sold) and $65 million as an advance royalty for oximetry sales including Nellcor’s new 06 technology products from February 1, 2006 through December 31, 2006. Under the terms of the settlement, Nellcor receives from Masimo a covenant not to sue on the Nellcor 06 Products as well as a termination of all pending patent litigation with Masimo. In March 2011, Nellcor has the option to terminate Masimo’s covenant not to sue and the obligation to pay future royalties on Nellcor’s current products as well as any next-generation products. In addition, Nellcor shall discontinue making, offering to sell, selling or shipping any products that the court found infringed on the patents held by Masimo, but will continue to provide service and sensors for the previously sold products. Tyco had previously recorded a liability of $277 million related to this matter. The settlement does not resolve the Masimo antitrust lawsuit or the related consumer antitrust class lawsuits described below.

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

Beginning on August 29, 2005 with Natchitoches Parish Hospital Service District v. Tyco International, Ltd., twelve consumer class actions have been filed against Nellcor in the United States District Court for the Central District of California. The remaining eleven actions are Allied Orthopedic Appliances, Inc. v. Tyco Healthcare Group, LP., and Mallinckrodt Inc. filed on August 29, 2005, Scott Valley Respiratory Home Care v. Tyco Healthcare Group LP and Mallinckrodt Inc. filed on October 27, 2005, Brooks Memorial Hospital et al v. Tyco Healthcare Group LP filed on October 18, 2005, All Star Oxygen Services, Inc. et al v. Tyco Healthcare Group, et al filed on October 25, 2005, Niagara Falls Memorial Medical Center, et al v. Tyco Healthcare Group LP filed on October 28, 2005, Nicholas H. Noyes Memorial Hospital v. Tyco Healthcare and Mallinckrodt filed on November 4, 2005, North Bay Hospital, Inc. v. Tyco Healthcare Group, et al filed on November 15, 2005, Stephen Skoronski v. Tyco International Ltd, et al filed on November 21, 2005 and Abington Memorial Hospital v. Tyco Int’l Ltd.; Tyco Int’l (US) Inc.; Mallinckrodt Inc.; Tyco Healthcare Group LP filed on November 22, 2005. South Jersey Hospital, Inc.  v. Tyco International, Ltd., et al filed on January 24, 2006; and Deborah Heart and Lung Center v. Tyco

International, Ltd., et al filed on January 27, 2006. In all twelve complaints the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege they paid for pulse oximetry products as a result of anticompetitive conduct by Nellcor in violation of the federal antitrust laws. The Company will respond to these complaints and intends to vigorously defend the actions.

As previously reported in the Company’s periodic filings, Applied Medical Resources Corp. (“Applied Medical”) v. United States Surgical (“U.S. Surgical”) is a patent infringement action that was filed in the United States District Court for the Central District of California in April 1999 in which U.S. Surgical, a subsidiary of Tyco, is the defendant. In February 2002, the district court held that U.S. Surgical’s VERSASEAL universal seal system, contained in certain surgical trocar and access devices manufactured by U.S. Surgical, infringed certain of the plaintiff’s patents. The district court entered a permanent injunction against U.S. Surgical based upon infringement of one of the three patents involved in the suit. The United States Court of Appeals for the Federal Circuit affirmed the district court’s permanent injunction ruling in September 2003 for the VERSASEAL product, which is no longer on the market. In October 2003, the district court ruled in U.S. Surgical’s favor, holding that two other patents involved in the case were invalid. A trial on damages for the earlier infringement ruling in the district court concluded on July 27, 2004. The jury awarded Applied Medical $44 million in damages and returned a finding that the earlier infringement was willful, giving the district court discretion to enhance those damages to up to treble the damages awarded to Applied Medical by the jury. On October 1, 2004, the district court issued post-trial rulings that (i) denied U.S. Surgical’s motion to set aside the jury’s finding on willfulness; and (ii) granted Applied Medical’s motion for enhanced damages, enhancing the jury’s damages award by 25%, or $11 million. On January 27, 2005, the district court awarded Applied Medical $10 million in costs, prejudgment interest and attorneys’ fees. Thus, Applied Medical’s total award is $65 million. U.S. Surgical has appealed the damages award and the willfulness finding to the Court of Appeals for the Federal Circuit. Briefing for the appeal has concluded and oral argument took place on December 7, 2005. On January 24, 2006, the Court of Appeals issued a decision affirming the $65 million awarded to Applied Medical.  Tyco previously recorded a liability related to this matter and does not expect to incur material losses beyond what has already been accrued.

On July 31, 2003, Applied Medical filed another patent infringement suit against U.S. Surgical in the United States District Court for the Central District of California. The complaint alleges that U.S. Surgical’s VERSASEAL Plus trocar product infringes Applied Medical’s U.S. Patent No. 5,385,533. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical’s motion for summary judgment. Applied Medical is appealing the summary judgment ruling. Briefing on Applied Medical’s appeal has concluded and oral argument is scheduled for February 6, 2006.

Environmental Litigation

As previously disclosed, we have been in discussions with the U.S. Environmental Protection Agency and the New Jersey Department of Environmental Protection regarding historic environmental compliance issues at a facility sold by Tyco in 2000. At this time, although these governmental authorities have not commenced any formal legal proceedings, we believe such proceedings are contemplated by these governmental authorities, and that such proceedings may result in potential monetary sanctions of $100,000 or more. However, we do not believe that any such monetary sanctions will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In June 2005, the Wisconsin Department of Natural Resources issued a Notice of Violation to Tyco Safety Products, a subsidiary within the Tyco Fire and Security business segment, concerning self-reported air permit compliance recordkeeping deficiencies. Based on discussions with the Department, we anticipate enforcement proceedings are contemplated, and such proceedings may result in potential monetary sanctions of $100,000 or more. However, we do not believe that any sanction will have a material adverse affect on the Company’s financial position, results of operations or cash flows.

In January 2006, the United States Environmental Protection Agency, Region 1, issued an Administrative Complaint to US Surgical Corporation, a subsidiary of Tyco, seeking penalties of $165,000 for alleged violations of the agency’s Stratospheric Ozone Protection regulations.  The complaint alleges violations of detailed regulatory requirements for refrigeration equipment containing ozone depleting substances, relating to facts and circumstances that took place in 2001, 2002, and January of 2003. The Company is evaluating the complaint and the appropriateness of the proposed penalties, and intends on discussing this matter in detail with the Environmental Protection Agency. The proposed monetary penalties will not have a material adverse affect on the Company’s financial position, results of operations or cash flows.

Asbestos Matters

As previously reported in our periodic filings, Tyco and some of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. The majority of these cases have been filed against subsidiaries in Healthcare and Engineered Products and Services. Each case typically names between dozens to hundreds of corporate defendants. The Company will continue to vigorously defend these lawsuits and the Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims. When appropriate, the Company settles claims. However, the total amount paid to date to settle and defend all asbestos claims has been immaterial. As of December 30, 2005, there were approximately 14,000 asbestos liability cases pending against the Company and our subsidiaries.

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

Risks Relating to the Proposed Separation

The cost to complete the transaction could be significant.

Management estimates that the total cost to complete the proposed separation will approximate $1.0 billion.  However, actual costs could exceed that estimate and could have a materially negative impact on the operating results and cash flows of the Company. Also, there is no guarantee that the proposed separation will be finalized, since completion is subject to a number of factors and conditions, including:

•       changes in business, political and economic conditions in the U.S. and in other countries in which the Company currently operates;

•       changes in governmental regulations and policies and actions of regulatory bodies;

•       changes in operating performance of the Company;

•       required changes to existing financings, and changes in credit ratings, including those that may result from the proposed separation;

•       the Company’s ability to obtain the financing necessary to consummate the proposed separation; and

•       the Company’s ability to satisfy certain conditions precedent, including final approval by the Tyco Board of Directors, receipt of a tax opinion of counsel and the filing and effectiveness of registration statements with the Securities and Exchange Commission (“SEC”).

Increased demands on the Company’s management team as a result of the proposed separation could distract management’s attention from operating performance in the near term.

Management estimates that the proposed separation will be completed in the first calendar quarter of 2007.  The complexity of the transaction will require a substantial amount of resources, as well as the use of several cross-functional project teams.  The Company will have a resource plan in place to meet such demands; however, there is no guarantee that the business will be uninterrupted during the transition period.

The credit ratings of each of the three independent companies may be lower than that of the current consolidated entity.

Credit agencies will have to issue credit ratings for each of the three independent companies. Debt currently outstanding will be allocated or assigned to each of the three independent public companies.  There is currently no plan to raise additional capital through an initial public offering.

Risks Relating to Actions of Tyco’s Former Senior Corporate Management

Pending litigation could have a material adverse effect on our liquidity and financial condition.

As a result of actions taken by our former senior corporate management, Tyco, some members of our former senior corporate management, current and former members of our Board of Directors and our current Chief Executive Officer, former Chief Financial Officer and current General Counsel are named defendants in a number of purported class actions alleging violations of certain disclosure provisions of the federal securities laws. Tyco, certain of our current and former employees, some members of our former senior corporate management and some former members of the Board of Directors of Tyco International (US), Inc. also are named as defendants in several Employee Retirement Income Security Act (“ERISA”) class actions. In addition, Tyco and some members of our former senior corporate management are subject to an SEC inquiry, and some members of our former senior corporate management are named as defendants in criminal cases prosecuted by the District Attorney of New York County. The findings and outcomes of the prosecutions and the SEC civil action may affect the course of the purported securities class actions and ERISA class actions pending against Tyco. We are generally obligated to indemnify our directors and officers and our former directors and officers who are also named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. We are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial position, results of operations or cash flows. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

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

Tyco’s and our subsidiaries’ income tax returns are periodically examined by various tax authorities. Tyco is currently under audit by the Internal Revenue Service (“IRS”) for the years 1997 through 2000. In connection with such examinations, tax authorities, including the IRS, have raised issues and proposed tax deficiencies. We are reviewing the issues raised by the tax authorities and are contesting certain of the proposed tax deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been accrued through the income tax provision, equity or adjustments to goodwill, as appropriate. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional income taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these liabilities in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.

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

The ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon our experience, current information and applicable laws, we believe that it is probable that we would incur remedial costs (including asset retirement obligations) of approximately $276 million, of which $36 million is included in accrued expenses and other current liabilities and $240 million is included in other long-term liabilities on the Consolidated Balance Sheets. Environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with such laws, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition and results of operations or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.

We may be required to recognize additional impairment charges.

Pursuant to accounting principles generally accepted in the United States, we are required to periodically assess our goodwill, intangibles and other long-lived assets to determine if they are impaired. Disruptions to our business, end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures, the proposed separation plan and market capitalization declines may result in additional charges for goodwill and other asset impairments. Future impairment charges could substantially affect our reported earnings in the periods of such charges. In addition, such charges would reduce our consolidated net worth and our shareholders’ equity, increasing our debt-to-total-capitalization ratio. Such reduction in consolidated net worth and increase in debt as a percentage of total capitalization could result in a default under our credit facilities.

Foreign currency exchange rate, commodity price and interest rate fluctuations may adversely affect our results.

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, commodity prices and interest rates. See Part I Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Attrition rates for customers in our Global Electronic Security Services business were 14.3% and 14.8% on a trailing 12-month basis as of December 30, 2005 and September 30, 2005, respectively. Although the attrition rate has been declining, if attrition rates were to trend upward, ADT’s recurring revenue and results of operations will be adversely affected. Tyco amortizes the costs of ADT’s contracts and related customer relationships purchased through the ADT dealer program based on the estimated life of the customer relationships. Internally generated residential and commercial account pools are similarly amortized. If the attrition rates were to rise Tyco may be required to accelerate the amortization of the costs which could cause a material adverse effect on our financial condition, results of operations and cash flows.

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

Although we believe none of these covenants are presently restrictive to our operations, our ability to meet the financial covenants can be affected by events beyond our control, and we cannot provide assurance that we will meet those tests. A breach of any of these covenants could result in a default under our credit agreements or indentures. Upon the occurrence of an event of default under any of our credit facilities or indentures, the lenders or trustees could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If the lenders or trustees accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay our credit facilities and our other indebtedness. Acceleration of any obligation under any of our material debt instruments will permit the holders of our other material debt to accelerate their obligations. See “Liquidity and Capital Resources—Capitalization”.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(1)
10/1/05–10/28/05(1)	7,900,000	$27.36	7,900,000	—
10/29/05–12/2/05	—	—	—	—
12/3/05–12/30/05	—	—	—	—

(1)         Transactions represent the repurchase of common shares on the NYSE as part of the $1.5 billion share repurchase program approved by the Board of Directors in July 2005. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. Approximately $980 million remained outstanding under this share repurchase program as of December 30, 2005.

Item 5.   Other Information

None.

Item 6.   Exhibits

Exhibit Number	Exhibit
2.1	Stock and Asset Purchase Agreement dated December 20, 2005 among Tyco Group S.A.R.L., TP&A Acquisition Corporation and for a limited purpose Tyco International Group S.A.
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:	/s/ CHRISTOPHER J. COUGHLIN
Christopher J. Coughlin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 7, 2006