Form 10-Q
period 2006-03-31
TYCO INTERNATIONAL LTD /BER/
filed 2006-05-09
CIK 833444

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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

441-292-8674
(Registrant's telephone number)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

        Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        The number of common shares outstanding as of April 28, 2006 was 2,036,601,758

TYCO INTERNATIONAL LTD.
INDEX TO FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions, except per share data)

	For the Quarters Ended		For the Six Months Ended
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
Revenue from product sales	$8,262	$8,065	$16,049	$15,719
Service revenue	1,944	1,928	3,863	3,875

Net revenue	10,206	9,993	19,912	19,594
Cost of product sales	5,583	5,329	10,873	10,352
Cost of services	1,202	1,173	2,383	2,394
Selling, general and administrative expenses	2,021	1,960	4,008	3,925
Restructuring and asset impairment charges, net	8	4	20	11
Separation costs	25	—	33	—
(Gains) losses on divestitures	(41)	2	(38)	17

Operating income	1,408	1,525	2,633	2,895
Interest income	33	31	70	68
Interest expense	(189)	(208)	(378)	(424)
Other expense, net	(2)	(575)	(3)	(736)

Income from continuing operations before income taxes and minority interest	1,250	773	2,322	1,803
Income taxes	(168)	(373)	(430)	(679)
Minority interest	(2)	(1)	(5)	(4)

Income from continuing operations	1,080	399	1,887	1,120
Loss from discontinued operations, net of income taxes	(58)	(207)	(295)	(219)

Income before cumulative effect of accounting change	1,022	192	1,592	901
Cumulative effect of accounting change, net of income taxes	—	—	—	21

Net income	$1,022	$192	$1,592	$922

Basic earnings per share:
Income from continuing operations	$0.54	$0.20	$0.94	$0.56
Loss from discontinued operations	(0.03)	(0.10)	(0.15)	(0.11)

Income before cumulative effect of accounting change	0.51	0.10	0.79	0.45
Cumulative effect of accounting change	—	—	—	0.01

Net income	$0.51	$0.10	$0.79	$0.46

Diluted earnings per share:
Income from continuing operations	$0.52	$0.19	$0.91	$0.53
Loss from discontinued operations	(0.03)	(0.09)	(0.14)	(0.10)

Income before cumulative effect of accounting change	0.49	0.10	0.77	0.43
Cumulative effect of accounting change	—	—	—	0.01

Net income	$0.49	$0.10	$0.77	$0.44

Weighted-average number of shares outstanding:
Basic	2,019	2,010	2,011	2,009
Diluted	2,107	2,182	2,109	2,194

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)

	March 31, 2006	September 30, 2005
Assets
Current Assets:
Cash and cash equivalents	$2,389	$3,206
Accounts receivable, less allowance for doubtful accounts of $383 and $422, respectively	6,822	6,732
Inventories	4,640	4,197
Other current assets	3,273	3,090
Assets held for sale	73	1,290

Total current assets	17,197	18,515
Property, plant and equipment, net	9,162	9,238
Goodwill	24,538	24,557
Intangible assets, net	5,018	5,085
Other assets	5,141	5,226

Total Assets	$61,056	$62,621

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$746	$1,954
Accounts payable	3,148	3,065
Accrued and other current liabilities	5,913	6,552
Liabilities held for sale	55	219

Total current liabilities	9,862	11,790
Long-term debt	9,242	10,600
Other liabilities	7,718	7,720

Total Liabilities	26,822	30,110

Commitments and Contingencies (Note 9)
Minority interest	48	61
Shareholders' Equity:
Common shares, $0.20 par value, 4,000,000,000 shares authorized; 2,050,175,704 and 2,014,853,113 shares outstanding, net of 40,617,183 and 12,024,224 shares owned by subsidiaries, respectively	410	403
Capital in excess:
Share premium	8,667	8,540
Contributed surplus	15,837	15,249
Accumulated earnings	9,181	7,993
Accumulated other comprehensive income	91	265

Total Shareholders' Equity	34,186	32,450

Total Liabilities and Shareholders' Equity	$61,056	$62,621

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	For the Six Months Ended
	March 31, 2006	April 1, 2005
Cash Flows From Operating Activities:
Net income	$1,592	$922
Loss from discontinued operations	295	219
Cumulative effect of accounting change	—	(21)

Income from continuing operations	1,887	1,120
Adjustments to reconcile net cash provided by operating activities:
Non-cash restructuring and asset impairment charges, net	3	(2)
(Gains) losses on divestitures	(38)	13
Depreciation and amortization	1,035	1,054
Non-cash compensation expense	152	34
Deferred income taxes	51	72
Provision for losses on accounts receivable and inventory	92	126
Loss on the retirement of debt	2	729
Other non-cash items	24	23
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(119)	(585)
Inventories	(517)	(319)
Accounts payable	114	140
Accrued and other liabilities	(888)	(31)
Other	(164)	116

Net cash provided by operating activities	1,634	2,490

Net cash provided by (used in) discontinued operating activities	5	(60)

Cash Flows From Investing Activities:
Capital expenditures	(729)	(647)
Proceeds from disposal of assets	17	52
Acquisition of businesses, net of cash acquired	(134)	(10)
Acquisition of customer accounts (ADT dealer program)	(169)	(135)
Purchase accounting and holdback liabilities	(86)	(23)
Divestiture of businesses, net of cash retained	960	182
Decrease (increase) in investments	62	(116)
Decrease in restricted cash	31	3
Other	2	(4)

Net cash used in investing activities	(46)	(698)

Net cash used in discontinued investing activities	(6)	(19)

Cash Flows From Financing Activities:
Net repayment of short-term debt	(1,214)	(1,182)
Repayment of long-term debt, including debt tenders	(13)	(1,896)
Proceeds from exercise of share options	129	118
Dividends paid	(402)	(225)
Repurchase of common shares by subsidiary	(811)	—
Transfers to discontinued operations	(85)	(179)
Other	(15)	(17)

Net cash used in financing activities	(2,411)	(3,381)

Net cash provided by discontinued financing activities	10	98

Effect of currency translation on cash	6	48
Net decrease in cash and cash equivalents	(808)	(1,522)
Less: net increase in cash related to discontinued operations	(9)	(19)
Cash and cash equivalents at beginning of period	3,206	4,487

Cash and cash equivalents at end of period	$2,389	$2,946

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

For the Six Months Ended March 31, 2006 and April 1, 2005

(in millions)

	Number of Common Shares	Common Shares $0.20 Par Value	Share Premium	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2004	2,010	$402	$8,315	$15,319	$5,740	$516	$30,292
Comprehensive income:
Net income					922		922
Currency translation						639	639
Minimum pension liability						(21)	(21)

Total comprehensive income							1,540
Dividends declared					(402)		(402)
Share options exercised, including tax benefit of $29	6	1	117	29			147
Compensation expense	2	1		36			37
Exchange of convertible debt due 2010	1			9			9
Reporting calendar alignment					26		26
Other			1				1

Balance at April 1, 2005	2,019	$404	$8,433	$15,393	$6,286	$1,134	$31,650

	Number of Common Shares	Common Shares $0.20 Par Value	Share Premium	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2005	2,015	$403	$8,540	$15,249	$7,993	$265	$32,450
Comprehensive income:
Net income					1,592		1,592
Currency translation						(174)	(174)
Total comprehensive income							1,418
Dividends declared					(404)		(404)
Restricted share grants, net of forfeitures	4	1		(1)			—
Share options exercised, including tax expense of $2	7	1	127	(2)			126
Repurchase of common shares by subsidiary	(30)	(6)		(805)			(811)
Exchange of convertible debt due 2018	54	11		1,224			1,235
Compensation expense				152			152
Other				20			20

Balance at March 31, 2006	2,050	$410	$8,667	$15,837	$9,181	$91	$34,186

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

        The financial statements have been prepared in United States Dollars and in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended, and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States ("GAAP"). These financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (the "2005 Form 10-K").

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

        The income tax provision for the quarter and six months ended March 31, 2006 includes a $127 million favorable adjustment related to a correction to prior year tax reserves on legacy tax matters.

        Change in Fiscal Year and Reporting Calendar Alignment—Effective October 1, 2004, Tyco changed its fiscal year end from a calendar fiscal year ending September 30 to a "52-53 week" year ending on the last Friday of September, such that each quarterly period will be 13 weeks in length. In addition, certain of the Company's subsidiaries had consistently closed their books up to one month prior to the Company's fiscal period end. These subsidiaries now report results for the same period as the reported results of the consolidated Company. The impact of this change was not material to the Consolidated Financial Statements. Net income for the transition period related to this change was $26 million and was reported within Shareholders' Equity during 2005. References to 2006 and 2005 are to Tyco's fiscal quarters ending March 31, 2006 and April 1, 2005, respectively, unless otherwise indicated.

        Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation.

        Recently Adopted Accounting Pronouncement—Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, as amended, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Tyco adopted SFAS No. 123R using the modified prospective application transition method. Under this method, compensation cost is recognized for the unvested portion of share-based payments granted prior to October 1, 2005 and all share-based payments granted subsequent to September 30, 2005 over the related vesting period. Prior to the first quarter of 2006, the Company applied the intrinsic value based method prescribed in APB Opinion No. 25 in accounting for employee stock based compensation. Prior period results have not been restated. Due to the adoption of SFAS No. 123R, the Company's results for the three and six months ended March 31, 2006 include incremental share-based compensation expense totaling

$46 million and $94 million, respectively. As such, basic and diluted earnings per share were impacted by $0.02 and $0.03 for the three and six months ended March 31, 2006, respectively.

        Recently Issued Accounting Pronouncements—In March 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143." This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the impact that FIN No. 47 will have on the results of its operations, financial position or cash flows.

        In June 2005, the FASB issued Staff Position ("FSP") No. 143-1, "Accounting for Electronic Equipment Waste Obligations," which provides guidance on accounting for historical waste obligations associated with the European Union Waste, Electrical and Electronic Equipment Directive ("WEEE Directive"). Under the directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced, at which time the waste management obligation may be transferred to the producer of the replacement equipment. FSP No. 143-1 is effective for the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable European Union member country. As of the end of the second quarter of 2006, the Company continues to monitor and evaluate the effects that the adoption of FSP No. 143-1 will have on the results of operations and financial condition. Such effects will depend on the respective laws and regulations adopted by the EU member countries, their implementation guidance and the type of recycling programs and systems that are established.

2.    Restructuring and Asset Impairment Charges, Net

        During the six months ended March 31, 2006, the Company recorded net restructuring and asset impairment charges of $22 million, which includes $2 million reflected in cost of sales for the non-cash write down in carrying value of inventory. The remaining charge is comprised of net restructuring charges of $13 million and impairments of long-lived assets of $7 million. Restructuring charges during the six months ended March 31, 2006 were $27 million, which includes $21 million of severance and $6 million of facility exit and other charges. The Company completed restructuring activities announced in prior years for amounts less than originally anticipated and accordingly reversed $11 million of restructuring reserves. The Company also recorded other non-cash credits of $3 million. Most of the restructuring initiatives undertaken during 2006 relate to the Electronics and Fire and Security segments.

        During the six months ended April 1, 2005, the Company recorded net restructuring of $11 million. Restructuring charges during the six months ended April 1, 2005 were $25 million, which consisted of $14 million of severance, $5 million of facility exit charges and $6 million of other charges. The Company completed restructuring activities announced in prior years for amounts less than originally anticipated and accordingly reversed $9 million of restructuring reserves. The Company also recorded other net non-cash credits of $5 million.

Restructuring Reserves

        Restructuring reserves from September 30, 2005 to March 31, 2006 by the year in which the restructuring action was initiated are as follows ($ in millions):

	Year of Restructuring Action
	2006	2005	2004	2003 and Prior	Total
Balance at September 30, 2005	$—	$8	$52	$89	$149
Charges	22	1	—	4	27
Reversals	—	(1)	(3)	(7)	(11)
Utilization	(6)	(6)	(12)	(8)	(32)

Balance at March 31, 2006	$16	$2	$37	$78	$133

        Restructuring reserves by segment are as follows ($ in millions):

	March 31, 2006	September 30, 2005
Electronics	$86	$91
Fire and Security	36	45
Healthcare	—	1
Engineered Products and Services	7	9
Corporate	4	3

	$133	$149

        At March 31, 2006, $55 million of restructuring reserves are included on the Consolidated Balance Sheets in accrued and other current liabilities and $78 million are included in other liabilities. At September 30, 2005, $58 million of restructuring reserves are included on the Consolidated Balance Sheets in accrued and other current liabilities and $91 million are included in other liabilities.

3.    Separation Transaction

        On January 13, 2006, the Company announced that its Board of Directors approved a plan to separate the Company into three separate, publicly traded companies—Tyco Healthcare, Tyco Electronics and a combination of Tyco Fire and Security and Engineered Products and Services (the "Proposed Separation"). The Company intends to accomplish the Proposed Separation through tax-free stock dividends to Tyco shareholders. Following the Proposed Separation, Tyco's shareholders will own 100% of the equity in all three companies. Tyco expects to complete the Proposed Separation during the first quarter of calendar 2007.

        In connection with the Proposed Separation, the Company estimates that the total costs to complete the transaction will approximate $1.0 billion, largely for tax restructuring and debt refinancing. During the six months ended March 31, 2006, the Company incurred $33 million of costs related to the Proposed Separation.

        Consummation of the Proposed Separation is subject to certain conditions, including final approval by the Tyco Board of Directors, receipt of a tax opinion of counsel, the filing and effectiveness of registration statements with the Securities and Exchange Commission ("SEC") and the completion of any necessary debt refinancings. Approval by the Company's shareholders is not required as a condition to the consummation of the Proposed Separation.

4.    Discontinued Operations, Divestitures and Acquisitions

Discontinued Operations

        In May 2005, Tyco announced its intent to explore the divesture of its Plastics and Adhesives business segment, a global manufacturer of plastic film, specialty tapes and adhesives, coated products and garment hangers. At September 30, 2005, the Plastics and Adhesives segment met the held for sale criteria and was included in discontinued operations in all periods presented.

        During the first quarter of 2006, the Company assessed the recoverability of the carrying value for the Plastics and Adhesives businesses. Based on market conditions during the quarter and the terms and conditions included or expected to be included in the sale agreements, fair value estimates of the businesses were reassessed. As a result of these assessments, the Company recorded a pre-tax impairment charge of $275 million for the Plastics, Adhesives and Ludlow Coated Products Group and a $17 million pre-tax impairment charge for the A&E Products Group to write down the disposal groups to their fair values less costs to sell.

        During the second quarter of 2006, the Company closed the sale of the Plastics, Adhesives and Ludlow Coated Products businesses for $975 million in gross cash proceeds. Estimated working capital and other adjustments resulted in net proceeds of $907 million. Settlement of the final working capital adjustment is expected prior to year end. The Company recognized a pre-tax loss on sale of approximately $10 million, in addition to the $275 million pre-tax impairment charge recorded during the first quarter of 2006. The sales agreement also provides for a contingent future payment of up to $30 million to Tyco based on average resin prices in the future.

        Also, during the second quarter of 2006, the Company reassessed the recoverability of the carrying value for the A&E Products Group in conjunction with the terms and conditions included in the definitive sale agreement entered into during the quarter. As a result of this reassessment, the Company recorded an additional pre-tax impairment charge of $5 million to write the business down to its fair value less costs to sell. Tyco expects to complete the A&E Products Group sale transaction during 2006.

        During the six months ended April 1, 2005, the Company recorded a $202 million pre-tax goodwill and long-lived asset impairment charge in the A&E Products Group based on an interim assessment of the recoverability of both goodwill and long-lived assets. As a result of this assessment, the Company determined that the book value of certain long-lived assets in the A&E Products reporting unit was greater than their estimated fair value and consequently recorded a long-lived asset impairment charge of $40 million. The Company also determined that the book value of the A&E Products reporting unit was in excess of its estimated fair value which resulted in a goodwill impairment charge of $162 million.

        During the six months ended April 1, 2005, the Company divested six businesses that were reported as discontinued operations and reported pre-tax losses on sales of $80 million.

        Net revenue, income from operations, loss on sale and income taxes for discontinued operations are as follows ($ in millions):

	For the Six Months Ended
	March 31, 2006	April 1, 2005
Net revenue	$727	$1,099
Income from discontinued operations, before income taxes	32	35
Loss on sale of discontinued operations, before income taxes	(307)	(282)
Income taxes	(20)	28

Loss from discontinued operations, net of income taxes	$(295)	$(219)

Gain (losses) on divestitures

        During the six months ended March 31, 2006, the Company divested five businesses that were reported as continuing operations in Fire and Security, Healthcare and Electronics. The Company recorded net gains on divestitures of $45 million in connection with the divestiture of these businesses, less $7 million of divestiture charges related to the write-down to estimated fair value and costs to sell certain other held for sale businesses.

        During the six months ended April 1, 2005, the Company divested six businesses that were within the Fire and Security, Healthcare and Engineered Products and Services segments. The Company reported losses and impairments on divestitures to write the carrying value of such assets down to their estimated fair value, less costs to sell, of $20 million, including $3 million reflected in cost of sales.

Businesses Held for Sale

        Balance sheet information for discontinued operations and other businesses held for sale is as follows ($ in millions):

	March 31, 2006	September 30, 2005
Accounts receivable, net	$30	$225
Inventories	21	184
Other current assets	9	19
Long-lived assets including goodwill, property, plant and equipment and intangibles, net	12	854
Other non-current assets	1	8

Total assets	$73	$1,290

Accounts payable	$15	$94
Accrued and other current liabilities	39	122
Other liabilities	1	3

Total liabilities	$55	$219

Acquisitions

        During the six months ended March 31, 2006, Tyco's Healthcare segment acquired over 90% ownership in Floreane Medical Implants, S.A. ("Floreane") for approximately $122 million in cash, net of cash acquired of $3 million. Floreane is an innovator in the development of surgical support implants for parietal, urological and gynecological surgery. Additional outstanding shares are expected to be acquired during the remainder of 2006. Cash paid for other acquisitions totaled $12 million.

        During the six months ended April 1, 2005, the Company completed three acquisitions for an aggregate cost of $10 million.

        The results of operations of the acquired companies have been included in the consolidated results from the respective acquisition dates. These acquisitions did not have a material effect on the Company's financial position, results of operations or cash flows.

        At March 31, 2006, $44 million of acquisition liabilities remained on the Consolidated Balance Sheets, of which $12 million are included in accrued and other current liabilities and $32 million are included in other liabilities. These acquisition liabilities relate to facility exit costs, employee severance and benefits, distributor and supplier cancellation fees and other costs. At September 30, 2005, $70 million of acquisition liabilities remained on the Consolidated Balance Sheets, of which $24 million are included in accrued and other current liabilities and $46 million are included in other liabilities.

        During the six months ended March 31, 2006 and April 1, 2005, the Company paid $86 million and $23 million, respectively, relating to purchase accounting and holdback liabilities related to certain prior period acquisitions. Holdback liabilities represent a portion of the purchase price that is withheld from the seller pending finalization of the acquisition balance sheet and other contingencies. At March 31, 2006, holdback liabilities on our Consolidated Balance Sheets were $77 million, of which $16 million are included in accrued and other current liabilities and $61 million are included in other liabilities. At September 30, 2005, holdback liabilities on our Consolidated Balance Sheets were $148 million, of which $79 million are included in accrued and other current liabilities and $69 million are included in other liabilities.

5.    Cumulative Effect of Accounting Change

        During 2005, the Company changed the measurement date for its pension and postretirement benefit plans, from September 30th to August 31st, effective October 1, 2004. The Company believes that the one-month change of measurement date was a preferable change as it allows management adequate time to evaluate and report the actuarial information in the Company's Consolidated Financial Statements under the accelerated reporting deadlines. As a result of this change, the Company recorded a $21 million after-tax gain ($28 million pre-tax) cumulative effect adjustment in the six months ended April 1, 2005.

6.    Earnings Per Share

        The reconciliations between basic and diluted earnings per share are as follows (in millions, except per share data):

	Quarter Ended March 31, 2006			Quarter Ended April 1, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share:
Income from continuing operations	$1,080	2,019	$0.54	$399	2,010	$0.20
Share options, restricted share awards and deferred stock units	—	14		—	20
Exchange of convertible debt	10	74		21	152

Diluted earnings per share:
Income from continuing operations, giving effect to dilutive adjustments	$1,090	2,107	$0.52	$420	2,182	$0.19

	Six Months Ended March 31, 2006			Six Months Ended April 1, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share:
Income from continuing operations	$1,887	2,011	$0.94	$1,120	2,009	$0.56
Share options, restricted share awards and deferred stock units	—	16		—	19
Exchange of convertible debt	22	82		45	166

Diluted earnings per share:
Income from continuing operations, giving effect to dilutive adjustments	$1,909	2,109	$0.91	$1,165	2,194	$0.53

        The computation of diluted earnings per common share for the quarter and six months ended March 31, 2006 excludes the effect of the potential exercise of options to purchase approximately 91 million shares for both periods because the effect would be anti-dilutive.

        The computation of diluted earnings per common share for the quarter and six months ended April 1, 2005 excludes the effect of the potential exercise of options to purchase approximately 73 million shares for both periods because the effect would be anti-dilutive.

7.    Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill are as follows ($ in millions):

	Electronics	Fire and Security	Healthcare	Engineered Products and Services	Total
Balance at September 30, 2005	$7,395	$8,032	$5,973	$3,157	$24,557
Purchase accounting adjustments	—	(6)	(12)	2	(16)
Acquisitions and divestitures	1	(3)	44	—	42
Currency translation	(6)	(20)	3	(22)	(45)

Balance at March 31, 2006	$7,390	$8,003	$6,008	$3,137	$24,538

        The gross carrying amount and accumulated amortization of the Company's intangible assets are as follows ($ in millions):

	March 31, 2006			September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Contracts and related customer relationships	$5,140	$2,859	12 years	$4,974	$2,638	12 years
Intellectual property	2,988	1,073	21 years	2,921	992	20 years
Other	206	68	27 years	211	70	27 years

Total	$8,334	$4,000	16 years	$8,106	$3,700	16 years

Non-Amortizable:
Intellectual property	$652			$652
Other	32			27

Total	$684			$679

        Intangible asset amortization for the quarters ended March 31, 2006 and April 1, 2005 was $164 million and $163 million, respectively. Intangible asset amortization for each of the six months ended March 31, 2006 and April 1, 2005 was $326 million. The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be approximately $300 million for the remainder of 2006, $550 million for 2007, $500 million for 2008, $450 million for 2009, $400 million for 2010, and $300 million for 2011.

8.    Debt

        Debt was as follows ($ in millions):

	March 31, 2006	September 30, 2005
6.375% public notes due 2006(2)	$—	$1,000
5.8% public notes due 2006(1)(2)	700	700
6.125% Euro denominated public notes due 2007	721	721
6.5% notes due 2007	100	100
2.75% convertible senior debentures due 2018 with a 2008 put option	—	1,242
6.125% public notes due 2008	399	399
7.2% notes due 2008	85	85
5.5% Euro denominated notes due 2008	823	823
6.125% public notes due 2009	399	399
6.75% public notes due 2011	999	999
6.375% public notes due 2011	1,500	1,500
6.5% British Pound denominated public notes due 2011	346	353
6.0% notes due 2013	997	996
7.0% debentures due 2013	86	86
3.125% convertible senior debentures due 2023 with a 2015 put option	750	750
7.0% public notes due 2028	497	497
6.875% public notes due 2029	790	790
6.5% British Pound denominated public notes due 2031	492	502
Other(1)(2)	304	612

Total debt	9,988	12,554
Less current portion	746	1,954

Long-term debt	$9,242	$10,600

(1)
These instruments, plus $46 million of the amount shown as other, comprise the current portion of long-term debt as of March 31, 2006.

(2)
These instruments, plus $254 million of the amount shown as other, comprise the current portion of long-term debt as of September 30, 2005.

        Tyco International Group S.A., a wholly-owned subsidiary of the Company organized under the laws of Luxembourg ("TIGSA"), holds a $1.0 billion 5-year revolving credit facility expiring on December 16, 2009. TIGSA also holds a $1.5 billion 3-year revolving bank credit facility expiring on December 22, 2006 and a $500 million 3-year unsecured letter of credit facility expiring on June 15, 2007. At March 31, 2006, letters of credit of $475 million have been issued under the $500 million facility and $25 million remains available for issuance. There were no amounts borrowed under the credit facilities at March 31, 2006.

        On January 26, 2006, the Company repaid and terminated one of its synthetic lease facilities used to finance capital expenditures for manufacturing machinery and equipment for a total cash payment of $226 million, reducing principal debt and minority interest by $214 million and $10 million, respectively.

        On February 21, 2006, TIGSA delivered a notice of redemption to the holders of its Series A 2.75% convertible senior debentures due 2018 with a 2008 put option (the "2.75% convertible senior debentures"), exercising its right to redeem all such debentures at 101.1 percent of the principal amount outstanding plus accrued interest.

        The 2.75% convertible senior debentures were convertible into 43.892 Tyco common shares per $1,000 principal amount. Prior to March 8, 2006, the redemption date, $1.2 billion of the 2.75% convertible senior debentures were converted into 54.4 million Tyco common shares and on March 8, 2006, TIGSA redeemed the remaining $1 million principal amount outstanding with cash.

        During the six months ended March 31, 2006, the Company utilized $1.0 billion in cash for scheduled repayments of public notes.

9.    Commitments and Contingencies

        At March 31, 2006, the Company had a contingent purchase price liability of $80 million related to the 2001 acquisition of Com-Net by Electronics. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in Tyco's Consolidated Financial Statements as the outcome of this contingency cannot be reasonably determined.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

Class Actions

        As a result of actions taken by the Company's former senior corporate management, Tyco, some members of the Company's former senior corporate management, former members of our Board of Directors and the Company's current Chief Executive Officer are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws. Tyco, certain of the Company's current and former employees, some members of the Company's former senior corporate management and some former members of the Company's Board of Directors also are named as defendants in several Employee Retirement Income Security Act ("ERISA") class actions. In addition, some members of the Company's former senior corporate management are subject to a SEC inquiry. The findings and outcomes of the SEC inquiry may affect the course of the purported securities class actions and ERISA class actions pending against Tyco. The Company is generally obligated to indemnify its directors and officers and its former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, the Company's insurance carriers may decline coverage, or the Company's coverage may be insufficient to cover its expenses and liability, in some or all of these matters. The Company is unable at this time to estimate what its ultimate liability in these matters may be, and it is possible that the Company will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on its financial position, results of operations or cash flows. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

Investigations

        The Company and others have received various subpoenas and requests from the SEC's Division of Enforcement, the United States Department of Labor, the General Service Administration and others seeking the production of voluminous documents in connection with various investigations into the Company's governance, management, operations, accounting and related controls. The Department of Labor is investigating Tyco and the administrators of certain of its benefit plans. The Company cannot predict when these investigations will be completed, nor can the Company predict what the results of these investigations may be. It is possible that the Company will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities (which in turn could negatively impact the Company's business with non-governmental customers) or suffer other penalties, each of which could have a material adverse effect on the Company's business. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of these matters.

        On April 17, 2006, the Company reached a settlement that closes the SEC Enforcement Division's investigation of certain accounting practices and other actions by former Tyco officers. As expected, the Company has been ordered to make a payment of $50 million. In 2005, the Company recorded a charge of $50 million, which represented the Company's best estimate of the amount in fines and penalties management believes the Company will likely pay to resolve these matters.

Intellectual Property and Antitrust Litigation

        As previously disclosed in our periodic filings, the Company is party to a number of patent infringement and antitrust actions that may require the Company to pay damage awards. Tyco has assessed the status of these matters and has recorded liabilities related to certain of these matters where appropriate.

        Mallinckrodt, Inc. ("Mallinckrodt") and Nellcor Puritan Bennett, Inc. ("Nellcor"), plaintiffs/counter-defendants v. Masimo Corporation ("Masimo") et al., defendants/counter-claimants, is a consolidated patent infringement action filed on June 19, 2000 in the United States District Court for the Central District of California.

        On January 17, 2006, Tyco International Ltd., and its subsidiaries Tyco International (US) Inc., Tyco Healthcare Group LP, Mallinckrodt, Inc., and Nellcor Puritan Bennett, Inc. (collectively "Nellcor") entered into a Settlement Agreement and Release of Claims with Masimo Corporation and Masimo Laboratories, Inc. (the "Settlement") related to the consolidated patent infringement action.

        Under the terms of the settlement, Tyco on behalf of Nellcor, paid Masimo a total of $330 million on January 19, 2006, which represents $265 million in damages in the patent case for sales through January 31, 2006 (after which the infringing products will no longer be sold) and $65 million as an advance royalty for oximetry sales including Nellcor's new 06 technology products from February 1, 2006 through December 31, 2006. Under the terms of the Settlement, Nellcor received from Masimo a covenant not to sue on the Nellcor 06 products as well as a termination of all pending patent litigation with Masimo. In March 2011, Nellcor has the option to terminate Masimo's covenant not to sue and the obligation to pay future royalties on Nellcor's current products as well as any next-generation products. In addition, Nellcor will discontinue making, offering to sell, selling or shipping any products that the court found infringed on the patents held by Masimo, but will continue to provide service and sensors for the previously sold products. Tyco had previously recorded a liability of $277 million related to this matter. The Settlement does not resolve the Masimo antitrust lawsuit or the related consumer antitrust class lawsuits described below.

        Masimo Corporation v. Tyco Healthcare Group LP ("Tyco Healthcare") and Mallinckrodt, Inc. is a separate lawsuit filed on May 22, 2002 also pending in the United States District Court for the Central District of California. Tyco Healthcare and Mallinckrodt are subsidiaries of Tyco. In this lawsuit, Masimo alleges violations of antitrust laws against Tyco Healthcare and Mallinckrodt in the markets for pulse oximeter products. Masimo alleges that Tyco Healthcare and Mallinckrodt used their market position to prevent hospitals from purchasing Masimo's pulse oximetry products. Masimo seeks injunctive relief and monetary damages, including treble damages. Trial in this case began on February 22, 2005. The jury returned its verdict on March 21, 2005, and awarded Masimo $140 million in damages. The damages are automatically trebled under the antitrust statute to an award of $420 million. If ultimately successful, Masimo's attorneys are entitled to an award of reasonable fees and costs in addition to the verdict amount. The district court held a hearing on June 28, 2005 regarding post-trial motions.

        On March 22, 2006, the district court issued its Memorandum of Decision regarding the post-trial motions. In the Memorandum, the district court (i) vacated the jury's liability findings on two business practices; (ii) affirmed the jury's liability finding on two other business practices; (iii) vacated the jury's damage award in its entirety, and (iv) ordered a new trial on damages. The district court has not scheduled the new trial on the damages.

        Tyco has assessed the status of this matter and has concluded that it is more likely than not that the remainder of the jury's decision will be overturned, and, further, Tyco intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in the Consolidated Financial Statements with respect to this damage award.

        Beginning on August 29, 2005 with Natchitoches Parish Hospital Service District v. Tyco International, Ltd., twelve consumer class actions have been filed against Nellcor in the United States District Court for the Central District of California. The remaining eleven actions are Allied Orthopedic Appliances, Inc. v. Tyco Healthcare Group, LP., and Mallinckrodt Inc. filed on August 29, 2005, Scott Valley Respiratory Home Care v. Tyco Healthcare Group LP, and Mallinckrodt Inc. filed on October 27, 2005, Brooks Memorial Hospital et al v. Tyco Healthcare Group LP filed on October 18, 2005, All Star Oxygen Services, Inc. et al v. Tyco Healthcare Group, et al filed on October 25, 2005, Niagara Falls Memorial Medical Center, et al v. Tyco Healthcare Group LP filed on October 28, 2005, Nicholas H. Noyes Memorial Hospital v. Tyco Healthcare and Mallinckrodt filed on November 4, 2005, North Bay Hospital, Inc. v. Tyco Healthcare Group, et al filed on November 15, 2005, Stephen Skoronski v. Tyco International Ltd, et al filed on November 21, 2005, Abington Memorial Hospital v. Tyco Int'l Ltd,; Tyco Int'l (US) Inc.; Mallinckrodt Inc.; Tyco Healthcare Group LP filed on November 22, 2005, South Jersey Hospital, Inc. v. Tyco International, Ltd., et al, filed on January 24, 2006, and Deborah Heart and Lung Center v. Tyco International, Ltd., et al, filed on January 27, 2006. In all twelve complaints, the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege they paid for pulse oximetry products as a result of anticompetitive conduct by Nellcor in violation of the federal antitrust laws. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters. The Company will respond to these complaints and intends to vigorously defend the actions.

        As previously reported in the Company's periodic filings, Applied Medical Resources Corp. ("Applied Medical") v. United States Surgical ("U.S. Surgical") is a patent infringement action that was filed in the United States District Court for the Central District of California in April 1999 in which U.S. Surgical, a subsidiary of Tyco, is the defendant. In February 2002, the district court held that U.S. Surgical's VERSASEAL universal seal system, contained in certain surgical trocar and access devices manufactured by U.S. Surgical, infringed certain of the plaintiff's patents. The district court entered a permanent injunction against U.S. Surgical based upon infringement of one of the three patents involved in the suit. The United States Court of Appeals for the Federal Circuit affirmed the district court's permanent injunction ruling in September 2003 for the VERSASEAL product, which is no longer on the market. In October 2003, the district court ruled in U.S. Surgical's favor, holding that two other patents involved in the case were invalid. A trial on damages for the earlier infringement ruling in the district court concluded on July 27, 2004. The jury awarded Applied Medical $44 million in damages and returned a finding that the earlier infringement was willful, giving the district court discretion to enhance those damages to up to treble the damages awarded to Applied Medical by the jury. On October 1, 2004, the district court issued post-trial rulings that (i) denied U.S. Surgical's motion to set aside the jury's finding on willfulness; and (ii) granted Applied Medical's motion for enhanced damages, enhancing the jury's damages award by 25%, or $11 million. On January 27, 2005, the district court awarded Applied Medical $10 million in costs, prejudgment interest and attorneys' fees. Thus, Applied Medical's total award is $65 million. U.S. Surgical appealed the damages award and the willfulness finding to the Court of Appeals for the Federal Circuit. On January 24, 2006, the Court of Appeals issued a decision affirming the award to Applied Medical. On February 17, 2006, Tyco, on behalf of U.S. Surgical, paid Applied Medical $66 million which includes post-judgment interest which accrued during the appeal. Tyco previously recorded a liability of $66 million related to this matter.

        On July 31, 2003, Applied Medical filed another patent infringement suit against U.S. Surgical in the United States District Court for the Central District of California. The complaint alleges that U.S. Surgical's VERSASEAL Plus trocar product infringes Applied Medical's U.S. Patent No. 5,385,533. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical's motion for summary judgment. Applied Medical is appealing the summary judgment ruling. Briefing on Applied Medical's appeal has concluded and oral argument took place on February 6, 2006.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of March 31, 2006, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $138 million to $421 million. As of March 31, 2006, Tyco concluded that the best estimate within this range is approximately $204 million, of which $32 million is included in accrued and other current liabilities and $172 million is included in other liabilities on our Consolidated Balance Sheets. In view of the Company's financial position and reserves for environmental matters of $204 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

        Tyco has recorded asset retirement obligations for the estimated future costs associated with legal obligations to decommission two nuclear facilities. As of March 31, 2006 and September 30, 2005, the Company's asset retirement obligations were $72 million and $69 million, respectively. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

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

        Tyco's involvement in asbestos cases has been limited because its subsidiaries did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. The Company will continue to vigorously defend these lawsuits and the Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims. When appropriate, the Company settles claims. However, the total amount paid to date to settle and defend all asbestos claims has been immaterial. As of March 31, 2006, there were approximately 14,500 asbestos liability cases pending against the Company and its subsidiaries.

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

Income Taxes

        The Company and its subsidiaries' income tax returns are periodically examined by various regulatory tax authorities. In connection with such examinations, tax authorities, including the United States Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. The Company is reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies that management has assessed as probable and estimable have been recorded through the income tax provision, equity or goodwill, as appropriate.

        The American Jobs Creation Act of 2004 (the "AJCA"), signed into law in October 2004, replaces an export incentive with a deduction from domestic manufacturing income. This provision of the AJCA did not have a material impact on the financial condition, results of operations or cash flows of the Company. The AJCA also allows the Company to repatriate up to $500 million of permanently reinvested foreign earnings in 2006 at an effective tax rate of 5.25%. This incentive would apply to the Company's U.S. owned controlled foreign companies. The Company continues to review whether to take advantage of this provision of the AJCA.

Compliance Matters

        In 2003, an allegation was brought to our attention that during the period from 1999 through 2003 certain improper payments were made by a non-U.S. subsidiary of Tyco. During 2005, Tyco reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to the allegations. Tyco also informed the DOJ and the SEC that it has retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act, that it would continue to make periodic progress reports to them and that it would present its factual findings upon conclusion of the baseline review. On March 15, 2006, the Company held a meeting with the DOJ and SEC to provide an update on the baseline review being conducted by outside counsel and provided a briefing concerning additional instances of potential improper payments identified by the Company in the course of its ongoing compliance activities.

        At this time, Tyco cannot predict the outcome of these matters reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of any or all of these matters.

Other Matters

        Earth Tech v. City of Phoenix is a contract dispute arising from Earth Tech's contract with the City of Phoenix, Arizona for expansion of the City's 91st Avenue Waste Water Treatment Plant. On December 21, 2005, Earth Tech filed a lawsuit against the City of Phoenix in the Maricopa County Superior Court alleging $3 million in damages plus interest for the City's failure to pay dewatering and computer systems costs related to the 91st Avenue project. After the City rejected Earth Tech's administrative claim against the City, Earth Tech filed and served a First Amended Complaint upon the City of Phoenix. In its First Amended Complaint, Earth Tech alleged eighteen causes of action and requested the following: (i) a recovery of at least $73 million for the value of the services performed by Earth Tech in connection with the contract; (ii) a rescission of the contract; (iii) an equitable adjustment of the Contract price for additional dewatering services and the Computer Control System;

and (iv) costs for demobilization and termination of the contract. The City of Phoenix's Answer to the First Amended Complaint is due on May 18, 2006.

        On December 29, 2005, the City of Phoenix filed a lawsuit against Earth Tech, Inc., its surety, Federal Insurance Company and other unnamed parties in the Maricopa County Superior Court, The City of Phoenix v. Earth Tech, Inc., Federal Insurance Company and John Does 1-50. The lawsuit is in connection with the City of Phoenix's termination on August 12, 2005 of Earth Tech's contract with the City of Phoenix, Arizona for expansion of the City's 91st Avenue Waste Water Treatment Plant. The City alleges the following causes of action: (i) Earth Tech breached its Pre-Construction Services and Construction Management at Risk Contracts; (ii) Earth Tech did not properly, reasonably or timely manage, supervise or inspect the work under the Contracts; (iii) Federal Insurance breached the terms and conditions of the performance bond; and (iv) Federal Insurance failed to investigate the City's Bond Claims. The City requested unspecified general, consequential, incidental, special and liquidated damages plus interest as its relief. On February 8, 2006, Earth Tech filed a Motion to Dismiss the City's Complaint in which Federal Insurance Company joined. The Court set a hearing date for the motions of May 22, 2006.

        The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or cash flows.

10.    Retirement Plans

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows ($ in millions):

	U.S. Plans
	For the Quarters Ended		For the Six Months Ended
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
Service cost	$6	$5	$12	$11
Interest cost	32	32	63	64
Expected return on plan assets	(41)	(38)	(82)	(77)
Amortization of prior service cost	1	1	2	2
Amortization of net actuarial loss	12	10	25	20

Net periodic benefit cost	$10	$10	$20	$20

	Non-U.S. Plans
	For the Quarters Ended		For the Six Months Ended
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
Service cost	$29	$26	$58	$52
Interest cost	34	34	68	68
Expected return on plan assets	(31)	(27)	(62)	(54)
Amortization of prior service benefit	—	—	(1)	—
Amortization of net actuarial loss	13	11	26	22

Net periodic benefit cost	$45	$44	$89	$88

        As previously discussed in the 2005 Form 10-K, the Company anticipates that it will contribute at least the minimum amount required to its pension plans in 2006 of $12 million for U.S plans and $107 million for non-U.S. plans. During the six months ended March 31, 2006, the Company has contributed $61 million to its U.S. and non-U.S. pension plans.

        During the six months ended April 1, 2005, the Company completed the merger of certain pension plans in the United Kingdom. As a result of merging certain plans, the company increased its minimum pension liability with a corresponding reduction of accumulated other comprehensive income of $21 million (net of income taxes).

        Net periodic postretirement benefit cost was as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
Service cost	$1	$—	$2	$1
Interest cost	4	5	8	10
Amortization of prior service benefit	(1)	(1)	(2)	(2)
Amortization of net actuarial loss	—	2	—	3

Net periodic postretirement benefit cost	$4	$6	$8	$12

11.    Share Plans

        Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. Under this transition method, the compensation cost recognized beginning October 1, 2005 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) all share-based payments granted subsequent to September 30, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost is generally recognized ratably over the requisite service period or period to retirement eligibility, if shorter. Prior period amounts have not been restated.

        As a result of the adoption of SFAS No. 123R, the Company's results for the quarter and six months ended March 31, 2006 include incremental share-based compensation expense of $46 million and $94 million, respectively. The total share-based compensation cost of $77 million and $152 million for the quarter and six months ended March 31, 2006, respectively, has been included in the Consolidated Statements of Income within selling, general and administrative expenses. For the quarter and six months ended March 31, 2006, the Company has recognized a related tax benefit associated with its share-based compensation arrangements totaling $19 million and $35 million, respectively.

        Prior to October 1, 2005, the Company accounted for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the stock at the date of grant. Had the fair value based method as prescribed by SFAS No. 123 been applied by Tyco, the effect on net income and earnings per share for the quarter and six months ended April 1, 2005 would have been as follows ($ in millions, except per share data):

	Quarter Ended	Six Months Ended
	April 1, 2005	April 1, 2005
Net income, as reported	$192	$922
Add: Employee compensation expense for share options included in reported net income, net of income taxes	1	7
Less: Total employee compensation expense for share options determined under fair value method, net of income taxes	(35)	(83)

Net income, pro forma	$158	$846

Earnings per share:
Basic—as reported	$0.10	$0.46
Basic—pro forma	0.08	0.42
Diluted—as reported	0.10	0.44
Diluted—pro forma	0.08	0.41

        During 2004, the Tyco International Ltd. 2004 Stock and Incentive Plan (the "2004 Plan") effectively replaced the Tyco International Ltd. Long Term Incentive Plan, as amended as of May 12, 1999 (the "LTIP I Plan"), the Tyco International Long Term Incentive Plan II (the "LTIP II Plan"), as well as the Tyco International Ltd. 1994 Restricted Stock Ownership Plan for Key Employees (the "1994 Plan") for all awards effective on or after March 25, 2004. The 2004 Plan provides for the award of stock options, stock appreciation rights, annual performance bonuses, long term performance awards, restricted units, restricted stock, deferred stock units, promissory stock and other stock-based awards (collectively, "Awards").

        The 2004 Plan provides for a maximum of 160 million common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2004 Plan. In addition, any common shares that have been approved by the Company's shareholders for issuance under the LTIP Plans but which have not been awarded thereunder as of January 1, 2004, reduced by the number of common shares related to Awards made under the LTIP Plans between January 1, 2004 and March 25, 2004, the date the 2004 Plan was approved by shareholders, (or which have been awarded but will not be issued, owing to expiration, forfeiture, cancellation, return to the Company or settlement in cash in lieu of common shares on or after January 1, 2004) and which are no longer available for any reason

(including the termination of the LTIP Plans) will also be available for issuance under the 2004 Plan. When common shares are issued pursuant to a grant of restricted stock and restricted units (collectively, "restricted share awards"), deferred stock units, promissory stock, and performance units or as payment of an annual performance bonus or other stock-based award, the total number of common shares remaining available for grant will be decreased by a margin of at least 1.8 per common share issued. At March 31, 2006, there were approximately 166 million shares available for future grant under the 2004 Plan (including shares available under both the LTIP I and LTIP II Plans that are now assumable under the 2004 Plan).

        The 1994 Plan provided for the issuance of restricted share grants to officers and non-officer employees. The 1994 plan expired in November 2004; thus no additional grants of restricted stock have been made under this plan since November 2004 and no shares are available for future grant. At March 31, 2006, 29 million restricted shares had been granted, of which 13 million were granted under the 2004 Plan and 16 million were granted under the 1994 Plan.

        The LTIP I Plan reserved common shares for issuance to Tyco's directors, executives and managers as share options. This plan is administered by the Compensation and Human Resources Committee of the Board of Directors of the Company, which consists exclusively of independent directors of the Company. Tyco had reserved 140 million common shares for issuance under the LTIP I Plan. At March 31, 2006, there were approximately 29 million shares originally reserved for issuance under this plan that are now available for future grant under the 2004 Plan.

        The LTIP II Plan was a broad-based option plan for non-officer employees. Tyco had reserved 100 million common shares for issuance under the LTIP II Plan. The terms and conditions of this plan are similar to the LTIP I Plan. At March 31, 2006, there were approximately 32 million shares originally reserved for issuance under this plan that are now available for future grant under the 2004 Plan.

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

        The Company also maintains two other employee stock purchase plans for the benefit of employees of certain qualified non-U.S. subsidiaries. Under one plan, eligible employees are granted options to purchase shares at the end of three years of service at 85% of the market price at the time of grant. As of March 31, 2006, there were approximately 3 million options outstanding and 7 million shares available for future issuance under this plan. All shares purchased under the other plan are purchased on the open market.

        Share Options—Options are granted to purchase common shares at prices which are equal to or greater than the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant under the 2004 Plan. Options are generally exercisable in equal annual installments over a period of three years and will generally expire 10 years after the date of grant. Options assumed as part of business combination transactions are administered under Tyco's plans but do not reduce the available shares and retain all the rights, terms and conditions of the respective plans under which they were originally issued.

        At March 31, 2006, 401 million share options had been granted, of which 230 million, 124 million and 47 million were granted under the LTIP I, LTIP II and 2004 Plans, respectively.

        The grant-date fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company's stock and implied volatility derived from exchange traded options. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	For the Quarters Ended
	March 31, 2006	April 1, 2005
Expected stock price volatility	33%	33%
Risk free interest rate	4.3%	4.1%
Expected life of options (years)	4.6	4.6
Expected annual dividend per share	$0.40	$0.40
	For the Six Months Ended
	March 31, 2006	April 1, 2005
Expected stock price volatility	34%	35%
Risk free interest rate	4.2%	3.9%
Expected life of options (years)	4.4	4.2
Expected annual dividend per share	$0.40	$0.40

        The weighted-average grant-date fair values of options granted during the quarter and six months ended March 31, 2006 was $8.23 and $9.00, respectively. The weighted average grant-date fair values of options granted during the quarter and six months ended April 1, 2005 was $11.06 in both periods. The total intrinsic value of options exercised during the quarter and six months ended March 31, 2006 was $32 million and $64 million, respectively. The total intrinsic value of options exercised during the quarter and six months ended April 1, 2005 was $58 million and $84 million, respectively. The excess cash tax benefit classified as a financing cash inflow for the six months ended March 31, 2006 was not significant.

        A summary of option activity as of March 31, 2006 and changes during the six months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at October 1, 2005	140,502,534	$32.80
Granted	10,693,227	29.02
Exercised	(6,895,425)	18.57
Expired	(8,944,982)	43.79
Forfeited	(2,882,226)	32.20

Outstanding at March 31, 2006	132,473,128	32.50	6.1	$397
Vested and unvested expected to vest at March 31, 2006	130,783,323	32.51	6.1	397
Exercisable at March 31, 2006	103,545,415	33.11	5.4	365

        As of March 31, 2006, there was $237 million of total unrecognized compensation cost related to non-vested share options granted. The cost is expected to be recognized over a weighted-average period of 1.4 fiscal years.

        Restricted Share Awards—Restricted share awards are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant under the 2004 Plan. Tyco's restricted share awards generally cliff vest after three years. All restrictions on the award will lapse upon normal retirement, death or disability of the employee.

        For grants which vest based on certain specified performance criteria, the fair market value of the shares or units is expensed over the period of performance, once achievement of criteria is deemed probable. For grants that vest through passage of time, the fair market value of the award at the time of the grant is amortized to expense over the period of vesting. Recipients of restricted shares have the right to vote such shares and receive dividends, whereas recipients of restricted units have no voting rights and receive dividend equivalents. The fair value of restricted share awards is determined based on the number of shares granted and the market value of the Company's shares on the grant date. During the six months ended March 31, 2006, the Company granted one million performance-based restricted share awards at a fair value of $29.00, on the grant date. Such shares generally vest over a period of three years, as determined by the Compensation Committee, upon attainment of various levels of performance that equal or exceed targeted levels.

        The compensation expense recognized for all restricted share awards is net of estimated forfeitures. A summary of the status of the Company's restricted share awards as of March 31, 2006 and changes during the six months then ended are presented below:

Nonvested Restricted Share Awards	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at October 1, 2005	7,348,292	$28.54
Granted	6,205,873	28.93
Vested	(766,372)	17.23
Forfeited	(709,781)	28.11

Nonvested at March 31, 2006	12,078,012	29.48

        The weighted-average grant-date fair value of shares granted during the quarter and six months ended April 1, 2005 was $35.77 and $35.62, respectively. As of March 31, 2006, there was $240 million of total unrecognized compensation cost related to non-vested restricted share awards. That cost is expected to be recognized over a weighted-average period of 2.3 fiscal years.

        Deferred Stock Units—Deferred Stock Units ("DSUs") are notional units that are correlated to the value of Tyco common shares with distribution deferred until termination of employment. Distribution, when made, will be in the form of actual shares. Similar to restricted share grants that vest through the passage of time, the fair market value of the DSUs at the time of the grant is amortized to expense over the vesting period. Recipients of DSUs do not have the right to vote such shares and do not have the right to receive cash dividends. However, they have the right to receive notional dividends in the form of additional DSUs. Conditions of vesting are determined at the time of grant. Under the 2004 Plan, the majority of Tyco's DSU grants vest in equal annual installments over three years. The Company has granted 2 million DSUs, of which all but 0.1 million were outstanding at March 31, 2006.

12.    Consolidated Segment Data

        The segment data presented have been reclassified to exclude the results of discontinued operations. In addition, the results of the Tyco Global Network ("TGN") business, which was sold in the third quarter of 2005, are presented within Corporate for the quarter and six months ended

April 1, 2005. Selected information by business segment is presented in the following tables ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
Net revenue:
Electronics	$3,236	$3,133	$6,258	$6,012
Fire and Security	2,873	2,874	5,666	5,756
Healthcare	2,409	2,369	4,696	4,688
Engineered Products and Services	1,688	1,607	3,292	3,120
Corporate(1)	—	10	—	18

Net revenue	$10,206	$9,993	$19,912	$19,594

Operating income:
Electronics	$461	$496	$845	$910
Fire and Security	289	311	517	594
Healthcare	579	689	1,118	1,270
Engineered Products and Services	192	165	361	337
Corporate(2)	(113)	(136)	(208)	(216)

Operating income	$1,408	$1,525	$2,633	$2,895

(1)
Net revenue for the quarter and six months ended April 1, 2005 relates to the TGN business.

(2)
The quarter and six months ended April 1, 2005 includes the TGN operating loss of $21 million and $42 million, respectively.

13.    Supplementary Balance Sheet and Cash Flow Information

        Selected supplementary balance sheet information was as follows ($ in millions):

	March 31, 2006	September 30, 2005
Purchased materials and manufactured parts	$1,104	$1,039
Work in process	1,066	967
Finished goods	2,470	2,191

Inventories	$4,640	$4,197

Land	$524	$526
Buildings	3,178	3,177
Subscriber systems	4,786	4,745
Machinery and equipment	10,037	9,955
Construction in progress	964	826
Accumulated depreciation	(10,327)	(9,991)

Property, plant and equipment, net	$9,162	$9,238

Accrued expenses	$3,592	$4,351
Other current liabilities	2,321	2,201

Accrued and other current liabilities	$5,913	$6,552

Long-term pension and post-retirement liabilities	$1,767	$1,704
Other long-term liabilities	5,951	6,016

Other liabilities	$7,718	$7,720

        Supplementary non-cash financing activities were as follows ($ in millions):

	For the Six Months Ended
	March 31, 2006	April 1, 2005
Conversion of debt to common shares	$1,235	$9

14.    Guarantees

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

        The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 9 for a discussion of these liabilities.

        The Company has an off-balance sheet leasing arrangement for five cable laying sea vessels. Upon expiration of this lease in October 2006, a subsidiary of the Company has the option to buy these vessels for approximately $280 million, or return the vessels to the lessor and, under a residual guarantee, pay any shortfall in sales proceeds to the lessor from a third party in an amount not to exceed $235 million. As of March 31, 2006, the Company expects this obligation to be $54 million, which is recorded in the accompanying Consolidated Balance Sheet, based on an estimate of the fair value of the vessels performed by management with the assistance of a third-party valuation.

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

        The following table reflects the roll forward of the Company's warranty accrual for the quarter and six months ended March 31, 2006 ($ in millions).

	For the Quarter Ended March 31, 2006	For the Six Months Ended March 31, 2006
Balance at beginning of period	$177	$193
Accruals for warranties issued during the period	12	27
Changes in estimates related to pre-existing warranties	—	(7)
Settlements made	(23)	(46)
Currency translation	1	—

Balance at March 31, 2006	$167	$167

        Settlements during the quarter and six months ended March 31, 2006 include spending of $10 million and $21 million, respectively, by Engineered Products and Services in connection with a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP was initiated in 2001 and relates to the replacement of certain Model GB fire sprinkler heads which were originally manufactured by Central Sprinkler. Identification and investigation of problems with the sprinkler heads commenced prior to Tyco's acquisition. The sprinkler heads are to be replaced over a 5–7 year period free of charge to property owners. The Company is assessing the future of this program, which may necessitate adjustment to the warranty reserve.

15.    Tyco International Group S.A.

        Tyco International Group S.A., a wholly-owned subsidiary of the Company organized under the laws of Luxembourg ("TIGSA") has public debt securities outstanding which are fully and unconditionally guaranteed by Tyco. The following tables present condensed consolidating financial information for Tyco, TIGSA and all other subsidiaries. Condensed financial information for Tyco International Ltd. and TIGSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Quarter Ended March 31, 2006
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$10,206	$—	$10,206
Cost of product sales	—	—	5,583	—	5,583
Cost of services	—	—	1,202	—	1,202
Selling, general and administrative expenses	14	25	1,982	—	2,021
Restructuring and asset impairment charges, net	—	—	8	—	8
Separation costs	9	—	16	—	25
Gains on divestitures	—	—	(41)	—	(41)

Operating (loss) income	(23)	(25)	1,456	—	1,408
Interest income	1	10	22	—	33
Interest expense	—	(164)	(25)	—	(189)
Other expense, net	—	—	(2)	—	(2)
Equity in net income of subsidiaries	1,380	1,000	—	(2,380)	—
Intercompany interest and fees	(336)	155	181	—	—

Income from continuing operations before income taxes and minority interest	1,022	976	1,632	(2,380)	1,250
Income taxes	—	—	(168)	—	(168)
Minority interest	—	—	(2)	—	(2)

Income from continuing operations	1,022	976	1,462	(2,380)	1,080
Loss from discontinued operations, net of income taxes	—	—	(58)	—	(58)

Income before cumulative effect of accounting change	1,022	976	1,404	(2,380)	1,022
Cumulative effect of accounting change, net of income taxes	—	—	—	—	—

Net income	$1,022	$976	$1,404	$(2,380)	$1,022

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Quarter Ended April 1, 2005
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$9,993	$—	$9,993
Cost of product sales	—	—	5,329	—	5,329
Cost of services	—	—	1,173	—	1,173
Selling, general and administrative expenses	54	(1)	1,907	—	1,960
Restructuring and asset impairment charges, net	—	—	4	—	4
Separation costs	—	—	—	—	—
Losses on divestitures	—	—	2	—	2

Operating (loss) income	(54)	1	1,578	—	1,525
Interest income	—	7	24	—	31
Interest expense	—	(188)	(20)	—	(208)
Other expense, net	—	(573)	(2)	—	(575)
Equity in net income of subsidiaries	582	162	—	(744)	—
Intercompany interest and fees	(336)	719	(383)	—	—

Income from continuing operations before income taxes and minority interest	192	128	1,197	(744)	773
Income taxes	—	—	(373)	—	(373)
Minority interest	—	—	(1)	—	(1)

Income from continuing operations	192	128	823	(744)	399
Loss from discontinued operations, net of income taxes	—	—	(207)	—	(207)

Income before cumulative effect of accounting change	192	128	616	(744)	192
Cumulative effect of accounting change, net of income taxes	—	—	—	—	—

Net income	$192	$128	$616	$(744)	$192

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended March 31, 2006
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$19,912	$—	$19,912
Cost of product sales	—	—	10,873	—	10,873
Cost of services	—	—	2,383	—	2,383
Selling, general and administrative expenses	23	84	3,901	—	4,008
Restructuring and asset impairment charges, net	—	—	20	—	20
Separation costs	9	—	24	—	33
Gains on divestitures	—	—	(38)	—	(38)

Operating (loss) income	(32)	(84)	2,749	—	2,633
Interest income	1	17	52	—	70
Interest expense	—	(334)	(44)	—	(378)
Other expense, net	—	—	(3)	—	(3)
Equity in net income of subsidiaries	2,313	1,581	—	(3,894)	—
Intercompany interest and fees	(690)	318	372	—	—

Income from continuing operations before income taxes and minority interest	1,592	1,498	3,126	(3,894)	2,322
Income taxes	—	—	(430)	—	(430)
Minority interest	—	—	(5)	—	(5)

Income from continuing operations	1,592	1,498	2,691	(3,894)	1,887
Loss from discontinued operations, net of income taxes	—	—	(295)	—	(295)

Income before cumulative effect of accounting change	1,592	1,498	2,396	(3,894)	1,592
Cumulative effect of accounting change, net of income taxes	—	—	—	—	—

Net income	$1,592	$1,498	$2,396	$(3,894)	$1,592

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended April 1, 2005
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$19,594	$—	$19,594
Cost of product sales	—	—	10,352	—	10,352
Cost of services	—	—	2,394	—	2,394
Selling, general and administrative expenses	82	1	3,842	—	3,925
Restructuring and asset impairment charges, net	—	—	11	—	11
Separation costs	—	—	—	—	—
Losses on divestitures	—	—	17	—	17

Operating (loss) income	(82)	(1)	2,978	—	2,895
Interest income	—	16	52	—	68
Interest expense	—	(381)	(43)	—	(424)
Other expense, net	—	(729)	(7)	—	(736)
Equity in net income of subsidiaries	1,657	709	—	(2,366)	—
Intercompany interest and fees	(653)	1,095	(442)	—	—

Income from continuing operations before income taxes and minority interest	922	709	2,538	(2,366)	1,803
Income taxes	—	—	(679)	—	(679)
Minority interest	—	—	(4)	—	(4)

Income from continuing operations	922	709	1,855	(2,366)	1,120
Loss from discontinued operations, net of income taxes	—	—	(219)	—	(219)

Income before cumulative effect of accounting change	922	709	1,636	(2,366)	901
Cumulative effect of accounting change, net of income taxes	—	—	21	—	21

Net income	$922	$709	$1,657	$(2,366)	$922

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2006
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$1,203	$1,185	$—	$2,389
Accounts receivable, net	—	—	6,822	—	6,822
Inventories	—	—	4,640	—	4,640
Intercompany receivables	2,333	67	12,533	(14,933)	—
Other current assets	30	4	3,239	—	3,273
Assets held for sale	—	—	73	—	73

Total current assets	2,364	1,274	28,492	(14,933)	17,197
Property, plant and equipment, net	—	—	9,162	—	9,162
Goodwill	—	—	24,538	—	24,538
Intangible assets, net	—	—	5,018	—	5,018
Investment in subsidiaries	59,162	31,751	—	(90,913)	—
Intercompany loans receivable	—	20,994	28,012	(49,006)	—
Other assets	25	116	5,000	—	5,141

Total Assets	$61,551	$54,135	$100,222	$(154,852)	$61,056

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$700	$46	$—	$746
Accounts payable	4	—	3,144	—	3,148
Accrued and other current liabilities	263	284	5,366	—	5,913
Intercompany payables	8,412	4,121	2,400	(14,933)	—
Liabilities held for sale	—	—	55	—	55

Total current liabilities	8,679	5,105	11,011	(14,933)	9,862
Long-term debt	1	8,654	587	—	9,242
Intercompany loans payable	18,615	9,397	20,994	(49,006)	—
Other liabilities	70	77	7,571	—	7,718

Total Liabilities	27,365	23,233	40,163	(63,939)	26,822
Minority interest	—	—	48	—	48
Shareholders' Equity:
Preference Shares	—	—	13,070	(13,070)	—
Common shares	418	1	(8)	(1)	410
Other shareholders' equity	33,768	30,901	46,949	(77,842)	33,776

Total Shareholders' Equity	34,186	30,902	60,011	(90,913)	34,186

Total Liabilities and Shareholders' Equity	$61,551	$54,135	$100,222	$(154,852)	$61,056

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2005
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$3	$1,204	$1,999	$—	$3,206
Accounts receivable, net	—	—	6,732	—	6,732
Inventories	—	—	4,197	—	4,197
Intercompany receivables	1,847	37	11,382	(13,266)	—
Other current assets	21	103	2,966	—	3,090
Assets held for sale	—	—	1,290	—	1,290

Total current assets	1,871	1,344	28,566	(13,266)	18,515
Property, plant and equipment, net	—	—	9,238	—	9,238
Goodwill	—	—	24,557	—	24,557
Intangible assets, net	—	—	5,085	—	5,085
Investment in subsidiaries	57,798	30,410	—	(88,208)	—
Intercompany loans receivable	—	21,577	27,254	(48,831)	—
Other assets	24	164	5,038	—	5,226

Total Assets	$59,693	$53,495	$99,738	$(150,305)	$62,621

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$2	$1,700	$252	$—	$1,954
Accounts payable	9	—	3,056	—	3,065
Accrued and other current liabilities	279	367	5,906	—	6,552
Intercompany payables	8,271	3,111	1,884	(13,266)	—
Liabilities held for sale	—	—	219	—	219

Total current liabilities	8,561	5,178	11,317	(13,266)	11,790
Long-term debt	—	10,008	592	—	10,600
Intercompany loans payable	18,615	8,639	21,577	(48,831)	—
Other liabilities	67	8	7,645	—	7,720

Total Liabilities	27,243	23,833	41,131	(62,097)	30,110
Minority interest	—	—	61	—	61
Shareholders' Equity:
Preference shares	—	—	13,070	(13,070)	—
Common shares	405	1	(2)	(1)	403
Other shareholders' equity	32,045	29,661	45,478	(75,137)	32,047

Total Shareholders' Equity	32,450	29,662	58,546	(88,208)	32,450

Total Liabilities and Shareholders' Equity	$59,693	$53,495	$99,738	$(150,305)	$62,621

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended March 31, 2006
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$300	$(411)	$1,745	$—	$1,634
Net cash provided by discontinued operating activities	—	—	5	—	5
Cash Flows From Investing Activities:
Capital expenditures	—	—	(729)	—	(729)
Proceeds from disposal of assets	—	—	17	—	17
Acquisition of businesses, net of cash acquired	—	—	(134)	—	(134)
Acquisition of customer accounts (ADT dealer program)	—	—	(169)	—	(169)
Purchase accounting and holdback liabilities	—	—	(86)	—	(86)
Divestiture of businesses, net of cash retained	—	—	960	—	960
Decrease in intercompany loans	—	1,312	—	(1,312)	—
Decrease (increase) in investments	—	99	(37)	—	62
Decrease in restricted cash	—	—	31	—	31
Other	—	—	2	—	2

Net cash provided by (used in) investing activities	—	1,411	(145)	(1,312)	(46)
Net cash used in discontinued investing activities	—	—	(6)	—	(6)
Cash Flows From Financing Activities:
Net repayments of debt	(1)	(1,001)	(225)	—	(1,227)
Proceeds from exercise of share options	101	—	28	—	129
Dividends paid	(402)	—	—	—	(402)
Repurchase of common shares by subsidiary	—	—	(811)	—	(811)
Loan repayments to parent	—	—	(1,312)	1,312	—
Transfer to discontinued operations	—	—	(85)	—	(85)
Other	—	—	(15)	—	(15)

Net cash used in financing activities	(302)	(1,001)	(2,420)	1,312	(2,411)
Net cash provided by discontinued financing activities	—	—	10	—	10
Effect of currency translation on cash	—	—	6	—	6
Net decrease in cash and cash equivalents	(2)	(1)	(805)	—	(808)
Less: net increase in cash related to discontinued operations	—	—	(9)	—	(9)
Cash and cash equivalents at beginning of period	3	1,204	1,999	—	3,206

Cash and cash equivalents at end of period	$1	$1,203	$1,185	$—	$2,389

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended April 1, 2005
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by operating activities	$223	$1,269	$998	$—	$2,490
Net cash used in discontinued operating activities	—	—	(60)	—	(60)
Cash Flows From Investing Activities:
Capital expenditures	—	—	(647)	—	(647)
Proceeds from disposal of assets	—	—	52	—	52
Acquisition of businesses, net of cash acquired	—	—	(10)	—	(10)
Acquisition of customer accounts (ADT dealer program)	—	—	(135)	—	(135)
Purchase accounting and holdback liabilities.	—	—	(23)	—	(23)
Divestiture of businesses, net of cash retained	—	—	182	—	182
Decrease in intercompany loans	—	499	—	(499)	—
Increase in investments	—	—	(116)	—	(116)
Decrease in restricted cash	—	—	3	—	3
Other	—	—	(4)	—	(4)

Net cash provided by (used in) investing activities	—	499	(698)	(499)	(698)
Net cash used in discontinued investing activities	—	—	(19)	—	(19)
Cash Flows From Financing Activities:
Net repayments of debt	—	(2,948)	(130)	—	(3,078)
Proceeds from exercise of share options	—	—	118	—	118
Dividends paid	(225)	—	—	—	(225)
Loan repayments to parent	—	—	(499)	499	—
Transfer to discontinued operations	—	—	(179)	—	(179)
Other	1	(2)	(16)	—	(17)

Net cash used in financing activities	(224)	(2,950)	(706)	499	(3,381)
Net cash provided by discontinued financing activities	—	—	98	—	98
Effect of currency translation on cash	—	—	48	—	48
Net decrease in cash and cash equivalents	(1)	(1,182)	(339)	—	(1,522)
Less: net increase in cash related to discontinued operations	—	—	(19)	—	(19)
Cash and cash equivalents at beginning of period	1	2,452	2,034	—	4,487

Cash and cash equivalents at end of period	$—	$1,270	$1,676	$—	$2,946

16.    Subsequent Events

       In April, with the additional purchase of 14.5 million shares for $391 million, Tyco completed its previously announced $1.5 billion share repurchase program. In May 2006, Tyco's Board of Directors approved a new $2.0 billion share repurchase program.

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

Introduction

        The unaudited Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd., a company organized under the laws of Bermuda, and its subsidiaries (hereinafter collectively referred to as "we," the "Company" or "Tyco") and have been prepared in United States Dollars, in accordance with accounting principles generally accepted in the United States ("GAAP").

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

        For the quarter and six months ended April 1, 2005, the results of the Tyco Global Network ("TGN") business, which was sold in the third quarter of 2005, are presented within Corporate.

Overview

        As previously reported in our periodic filings, on January 13, 2006, the Company announced that its Board of Directors approved a plan to separate the Company into three separate, publicly traded companies—Tyco Healthcare, one of the world's leading diversified healthcare companies; Tyco Electronics, the world's largest passive electronic components manufacturer; and a combination of Tyco Fire and Security and Engineered Products and Services, a global business with leading positions in residential and commercial security, fire protection, and industrial products and services (the "Proposed Separation"). After thorough reviews of strategic options with our Board of Directors, we believe that this strategy is the best way to position our market-leading companies for sustained growth and value creation.

        Following the Proposed Separation, Tyco's shareholders will own 100% of the equity in all three companies through tax-free stock dividends. Each company will have its own independent Board of Directors and strong corporate governance standards. Tyco expects to complete the Proposed Separation during the first quarter of calendar 2007.

        Consummation of the Proposed Separation is subject to certain conditions, including final approval by the Tyco Board of Directors, receipt of a tax opinion of counsel and the filing and effectiveness of registration statements with the Securities and Exchange Commission ("SEC") and the completion of any necessary debt refinancings. Approval by the Company's shareholders is not required as a condition to the consummation of the Proposed Separation.

        As we prepare for the Proposed Separation, we remain committed to returning capital to shareholders. During the first six months of 2006, we repurchased 30.0 million of our common shares for $809 million, which followed $300 million in share repurchases during 2005. In April 2006, we completed the $1.5 billion share repurchase program previously approved by the Board of Directors with the additional purchase of 14.5 million shares for $391 million. The Board of Directors has approved a new $2.0 billion share purchase program. We will continue to use excess cash to repurchase shares over the balance of the year. Also, following the Proposed Separation, we expect that all three companies will be dividend-paying companies. We are also focused on growing profitability within each of these companies before and after the Proposed Separation, so that each may be well positioned for long-term growth as independent entities.

        On February 16, 2006, we completed the sale of our Plastics, Adhesives and Ludlow Coated Products businesses, previously announced in 2005, for $975 million in gross cash proceeds. Estimated working capital and other adjustments resulted in net proceeds of $907 million. Settlement of the final working capital adjustment is expected prior to year end. As such, the operations of Plastics and Adhesives are reflected as discontinued operations in the accompanying consolidated financial statements up to the date of disposal. Details related to the Company's divestiture program and the related discontinued operations are discussed in "Discontinued Operations and Divestitures."

        On February 21, 2006, TIGSA delivered a notice of redemption to the holders of its Series A 2.75% convertible senior debentures due 2018 with a 2008 put option (the "2.75% convertible senior debentures"), exercising its right to redeem all such debentures at 101.1 percent of the principal amount outstanding plus accrued interest. The 2.75% convertible senior debentures were convertible into 43.892 Tyco common shares per $1,000 principal amount. Prior to March 8, 2006, the redemption date, $1.2 billion of the 2.75% convertible senior debentures were converted into 54.4 million Tyco common shares and on March 8, 2006, TIGSA redeemed the remaining $1 million principal amount outstanding with cash.

        During the three months ended March 31, 2006, we also repaid and terminated one of our synthetic lease facilities for a total cash payment of $226 million, reducing principal debt and minority interest by $214 million and $10 million, respectively.

        Additionally, during the three months ended March 31, 2006, we utilized $1.0 billion in cash for scheduled repayments of public notes.

        During the three months ended March 31, 2006, the United States Internal Revenue Service ("IRS") continued to audit the years 1997 through 2000. In 2004, the Company submitted to the IRS proposed adjustments to its 1997 through 2000 U.S. federal income tax returns. During the three months ended March 31, 2006, the IRS and the Company agreed to several of the proposed adjustments and also agreed to resolution of certain legacy tax matters. These adjustments did not have a material impact on the financial condition, results of operations or cash flows of the Company.

        The Company is in the process of preparing proposed amendments to prior period U.S. federal income tax returns for additional periods. The proposed amendments are not expected to have a material adverse impact on the financial condition, results of operations or cash flows of the Company.

Operating Results

        Net revenue and net income for the quarters and six months ended March 31, 2006 and April 1, 2005 was as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
Revenue from product sales	$8,262	$8,065	$16,049	$15,719
Service revenue	1,944	1,928	3,863	3,875

Net revenue	$10,206	$9,993	$19,912	$19,594

Operating income	$1,408	$1,525	$2,633	$2,895
Interest income	33	31	70	68
Interest expense	(189)	(208)	(378)	(424)
Other expense, net	(2)	(575)	(3)	(736)

Income from continuing operations before income taxes and minority interest	1,250	773	2,322	1,803
Income taxes	(168)	(373)	(430)	(679)
Minority interest	(2)	(1)	(5)	(4)

Income from continuing operations	1,080	399	1,887	1,120
Loss from discontinued operations, net of income taxes	(58)	(207)	(295)	(219)

Income before cumulative effect of accounting change	1,022	192	1,592	901
Cumulative effect of accounting change, net of income taxes	—	—	—	21

Net income	$1,022	$192	$1,592	$922

        Net revenue increased $213 million, or 2.1%, for the second quarter and $318 million, or 1.6%, for the first six months of 2006 as compared to the same periods last year. Foreign currency exchange rates unfavorably affected the second quarter by $254 million and the impact on the first half of 2006 remained unfavorable by $481 million. The net impact of acquisitions and divestitures negatively impacted each period by $33 million and $106 million, respectively.

        Operating income decreased $117 million, or 7.7%, for the second quarter while operating margin also decreased 1.5 percentage points to 13.8%. Operating income decreased $262 million, or 9.1%, for the first six months of 2006 while operating margins decreased 1.6 percentage points to 13.2%. Foreign currency exchange negatively impacted operating income by $44 million and $80 million for the second quarter and first six months of 2006, respectively. The second quarter and six month period were also negatively impacted by incremental stock option charges required under Statement of Financial Accounting Standards ("SFAS") No. 123R of $46 million and $94 million, respectively, and separation costs of $25 million and $33 million, respectively. During the second quarter and six months ended 2006, we recorded net gains on divestitures of $41 million and $38 million, respectively, primarily relating to the sale of a business within Healthcare compared to net losses on divestitures of $2 million and $17 million for the second quarter and first six months of 2005, respectively.

        We continued to utilize cash to strengthen the balance sheet, as well as return capital to shareholders. During the first six months of 2006, we reduced our debt balance to $10.0 billion by exchanging approximately $1.2 billion of convertible debt for 54.4 million common shares and retiring an additional $1.2 billion of debt with cash. Additionally, we used $809 million to repurchase 30.0 million shares of common stock and paid $402 million to shareholders in the form of dividends.

Segment Results:

        The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in continuing operations.

Quarter Ended March 31, 2006 Compared to Quarter Ended April 1, 2005

Electronics

        Net revenue, operating income and operating margin for Electronics were as follows ($ in millions):

	For the Quarters Ended
	March 31, 2006	April 1, 2005
Revenue from product sales	$3,182	$3,100
Service revenue	54	33

Net revenue	$3,236	$3,133

Operating income	$461	$496
Operating margin	14.2%	15.8%

        Net revenue for Electronics increased $103 million in the quarter ended March 31, 2006 over the quarter ended April 1, 2005. The increase in net revenue reflects volume growth which was broad based across customer-end markets, especially communications, consumer electronics, industrial machinery, power utilities and premise wiring end markets. Unfavorable changes in foreign currency exchange rates impacted net revenue by $108 million.

        Operating income and operating margin for the quarter ended March 31, 2006 decreased as compared to the same period in the prior year due primarily to increased material costs of approximately $56 million and $18 million related to the unfavorable impact of foreign currency. Additionally, the current quarter includes a $13 million charge for stock option expense and $9 million of net charges for restructuring, impairment and divestiture activity. These decreases were partially offset by the increased volume mentioned above and cost savings initiatives.

Fire and Security

        Net revenue, operating income and operating margin for Fire and Security were as follows ($ in millions):

	For the Quarters Ended
	March 31, 2006	April 1, 2005
Revenue from product sales	$1,345	$1,331
Service revenue	1,528	1,543

Net revenue	$2,873	$2,874

Operating income	$289	$311
Operating margin	10.1%	10.8%

        Net revenue for Fire and Security remained flat in the quarter ended March 31, 2006 over the quarter ended April 1, 2005. Unfavorable changes in foreign currency ($53 million) and the negative impact of acquisitions and divestitures ($35 million) were primarily offset by revenue increases at Worldwide Fire Services as a result of growth in electrical and mechanical contracting in North America and Tyco Safety Products due to suppression products. Worldwide Security also increased operationally, although to a lesser extent, as a result of stronger residential and commercial sales in North America.

        Operating income and operating margin decreased in the quarter ended March 31, 2006 over the same period in the prior year. Revenue increases at Worldwide Fire Services and Tyco Safety Products were offset by lower gross margins within Worldwide Fire Services and Worldwide Security and a $10 million charge for stock option expense.

        Attrition rates for customers in our global electronic security services business remained relatively constant at 14.4% on a trailing twelve-month basis as of March 31, 2006, as compared to 14.3% as of December 30, 2005.

Healthcare

        Net revenue, operating income and operating margin for Healthcare were as follows ($ in millions):

	For the Quarters Ended
	March 31, 2006	April 1, 2005
Revenue from product sales	$2,392	$2,352
Service revenue	17	17

Net revenue	$2,409	$2,369

Operating income	$579	$689
Operating margin	24.0%	29.1%

        Net revenue for Healthcare increased 1.7% in the quarter ended March 31, 2006 over the quarter ended April 1, 2005. This increase resulted primarily from increased revenue within Medical Devices and Supplies, largely driven by Europe within the International division and to a much lesser extent, higher product sales in vessel sealing within Surgical. Additionally, revenues within Pharmaceuticals increased over the prior year relating to specialty chemicals and the quarter ended March 31, 2006 was favorably impacted by acquisition and divestiture activity ($15 million). Partially offsetting these increases were unfavorable changes in foreign currency exchange rates ($59 million) and revenue declines within Imaging, primarily due to the impact of voluntary product recalls ($25 million).

        Operating income and operating margin in the quarter ended March 31, 2006 decreased $110 million and 5.1 percentage points, respectively, as compared to the quarter ended April 1, 2005. The increased revenue within Medical Devices and Supplies noted above was offset by the impact of the voluntary product recalls and increased compliance-related costs of $31 million and continued weakness in Retail of $14 million. Additionally, Healthcare invested an incremental $43 million in research and development and sales and marketing over the same period in the prior year. Operating income in the quarter ended March 31, 2006 includes $46 million of divestiture gains related to the sale of the Radionics business, a $10 million charge related to stock option expense and was adversely impacted by unfavorable foreign exchange rates ($19 million). The quarter ended April 1, 2005 benefited $20 million from the refinement of litigation liabilities and related insurance recoveries.

Engineered Products and Services

        Net revenue, operating income and operating margin for Engineered Products and Services were as follows ($ in millions):

	For the Quarters Ended
	March 31, 2006	April 1, 2005
Revenue from product sales	$1,343	$1,282
Service revenue	345	325

Net revenue	$1,688	$1,607

Operating income	$192	$165
Operating margin	11.4%	10.3%

        Net revenue for Engineered Products and Services increased 5.0% in the quarter ended March 31, 2006 over the quarter ended April 1, 2005, which included a 4.8% increase in product revenue and a 6.2% increase in service revenue. The increase in net revenue was due to higher demand in industrial and commercial markets and increased project sales, primarily at Flow Control and Fire & Building Products. Partially offsetting these increases were unfavorable changes in foreign currency exchange rates ($34 million).

        Operating income increased 16.4% while operating margins increased 1.1 percentage points in the quarter ended March 31, 2006 as compared to the quarter ended April 1, 2005. The increase in operating income was primarily attributable to improved volume at Flow Control and Fire & Building Products as well as higher project margins at Infrastructure Services. These increases were partially offset by reduced steel spreads of $14 million at Electrical & Metal Products and $5 million of stock option expense.

Corporate

        Corporate expenses were $113 million and $136 million in the quarters ended March 31, 2006 and April 1, 2005, respectively. The current period includes $23 million of costs related to the Proposed Separation and $8 million of stock option expense. The same period in the prior year included $21 million of TGN operating losses and $50 million for the SEC settlement.

Adoption of SFAS No. 123R

        Effective October 1, 2005, the Company adopted SFAS No. 123R, Share-Based Payment, which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, as amended, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Tyco adopted SFAS No. 123R using the modified prospective application transition method. Under this method, compensation cost is recognized for the unvested portion of share-based payments granted prior to October 1, 2005 and all share-based payments granted subsequent to September 30, 2005 over the related vesting period. Prior to the first quarter of 2006, the Company applied the intrinsic value based method prescribed in APB Opinion No. 25 in accounting for employee stock based compensation. Prior period results have not been restated. Due to the adoption of SFAS No. 123R, the Company's results for the quarter and six months ended March 31, 2006 include incremental share-based compensation expense totaling $46 million and $94 million, respectively. As such, basic and diluted earnings per share were impacted by $0.02 and $0.03 for the three and six months ended March 31, 2006, respectively.

Interest Income and Expense

        Interest income was $33 million in the quarter ended March 31, 2006 as compared to $31 million in the quarter ended April 1, 2005. Interest expense was $189 million in the quarter ended March 31, 2006 as compared to $208 million in the quarter ended April 1, 2005. The decrease in interest expense reflects a lower debt balance, partially offset by the impact of higher interest rates on our interest rate swap program compared to the same period in the prior year.

Other Expense, Net

        During the quarter ended April 1, 2005, the Company recorded losses from the retirement of debt of $573 million.

Income Taxes

        Our effective income tax rate was 13.4% and 48.3% during the quarters ended March 31, 2006 and April 1, 2005, respectively. The effective rate for the current period was favorably impacted by $127 million relating to an adjustment to correct prior year tax reserves on legacy tax matters. In 2005 the effective rate was unfavorably impacted as a result of the retirement of debt for which no benefit existed.

Six Months Ended March 31, 2006 Compared to Six Months Ended April 1, 2005

Electronics

        Net revenue, operating income and operating margin for Electronics were as follows ($ in millions):

	For the Six Months Ended
	March 31, 2006	April 1, 2005
Revenue from product sales	$6,154	$5,943
Service revenue	104	69

Net revenue	$6,258	$6,012

Operating income	$845	$910
Operating margin	13.5%	15.1%

        Net revenue for Electronics increased $246 million in the six months ended March 31, 2006 over the six months ended April 1, 2005. The increase in net revenue reflects volume growth which was broad based across customer-end markets, especially communications, consumer electronics, industrial machinery and power utilities. Unfavorable changes in foreign currency exchange rates adversely impacted net revenue by $200 million.

        Operating income and operating margin for the six months ended March 31, 2006 decreased as compared to the same period in the prior year due primarily to increased material costs of approximately $93 million and unfavorable changes in foreign currency exchange rates ($34 million). Operating income for the six months ended March 31, 2006 also includes a $24 million charge for stock option expense and net restructuring, impairment and divestiture charges of $14 million compared to net restructuring and other credits of $3 million in the six months ended April 1, 2005. These decreases were partially offset by the increased volume and cost savings initiatives.

Fire and Security

        Net revenue, operating income and operating margin for Fire and Security were as follows ($ in millions):

	For the Six Months Ended
	March 31, 2006	April 1, 2005
Revenue from product sales	$2,612	$2,660
Service revenue	3,054	3,096

Net revenue	$5,666	$5,756

Operating income	$517	$594
Operating margin	9.1%	10.3%

        Net revenue for Fire and Security decreased 1.6% in the six months ended March 31, 2006 over the six months ended April 1, 2005, which was comprised of a 1.8% decrease in product revenue and a 1.4% decrease in service revenue. The decrease in net revenue was primarily due to unfavorable changes in foreign currency exchange rates ($113 million) along with the negative impact of divestitures and acquisitions ($94 million) partially offset by increases at Worldwide Fire Services primarily due to growth in electrical and mechanical contracting in North America. Worldwide Security and Tyco Safety Products also increased operationally, although to a much lesser extent.

        Operating income and operating margin decreased in the six months ended March 31, 2006 over the same period in the prior year. The decrease was primarily due to lower margins in Worldwide Fire Services and Worldwide Security offsetting the increased revenue discussed above and a $21 million charge for stock option expense. Also, the impact of cost reduction efforts were offset by increased sales and marketing spending.

        Attrition rates for customers in our global electronic security services business improved to an average of 14.4% on a trailing twelve-month basis as of March 31, 2006, as compared to 14.8% as of September 30, 2005.

Healthcare

        Net revenue, operating income and operating margin for Healthcare were as follows ($ in millions):

	For the Six Months Ended
	March 31, 2006	April 1, 2005
Revenue from product sales	$4,664	$4,655
Service revenue	32	33

Net revenue	$4,696	$4,688

Operating income	$1,118	$1,270
Operating margin	23.8%	27.1%

        Net revenue for Healthcare remained relatively flat in the six months ended March 31, 2006 over the six months ended April 1, 2005. Revenue increased in Medical Devices and Supplies, largely driven by Europe in the International division related to increased volume of surgical and critical care products. Increased sales in active pharmaceutical ingredients and specialty chemicals within Pharmaceutical also contributed to the increase, although to a much lesser extent. These increases were primarily offset by unfavorable changes in foreign currency exchange rates ($110 million). Although revenue increased in Imaging and Respiratory, it was negatively impacted by voluntary product recalls ($59 million).

        Operating income and operating margin in the six months ended March 31, 2006 decreased as compared to the six months ended April 1, 2005. The increased volume in International was offset by the impact of voluntary product recalls and increased compliance-related costs of $77 million, increased raw material costs of $44 million and continued weakness in Retail of $34 million. Operating income was adversely impacted by $35 million due to changes in foreign currency exchange rates, as well as a $22 million charge for stock option expense. Additionally, the six months ended March 31, 2006 includes an incremental $146 million investment in research and development and sales and marketing as well as a $46 million gain on divestiture relating to the sale of a business within Medical Devices and Supplies. The six months ended April 1, 2005 benefited $20 million from the refinement of litigation liabilities and related insurance recoveries.

Engineered Products and Services

        Net revenue, operating income and operating margin for Engineered Products and Services were as follows ($ in millions):

	For the Six Months Ended
	March 31, 2006	April 1, 2005
Revenue from product sales	$2,619	$2,461
Service revenue	673	659

Net revenue	$3,292	$3,120

Operating income	$361	$337
Operating margin	11.0%	10.8%

        Net revenue for Engineered Products and Services increased 5.5% in the six months ended March 31, 2006 over the six months ended April 1, 2005, which included a 6.4% increase in product revenue and a 2.1% increase in service revenue. The increase in net revenue was primarily due to higher demand in industrial and commercial markets and increased project sales at Flow Control and Fire & Building Products. The above increase in revenue was partially offset by unfavorable changes in foreign currency exchange rates ($58 million).

        Operating income increased 7.1% for the six months ended March 31, 2006 as compared to the six months ended April 1, 2005. The increase in operating income was due to improved volume at Flow Control and Fire & Building Products as well as higher project margins at Infrastructure Services. These increases were partially offset by reduced steel spreads of $50 million at Electrical & Metal Products and $10 million of stock option expense.

Corporate

        Corporate expenses were $208 million and $216 million in the six months ended March 31, 2006 and April 1, 2005, respectively. The current period includes $31 million of costs related to the Proposed Separation as well as $17 million of stock option expense. The same period in the prior year included $42 million of TGN operating losses and $50 million for the SEC settlement.

Interest Income and Expense

        Interest income was $70 million in the six months ended March 31, 2006 as compared to $68 million in the six months ended April 1, 2005. Interest expense was $378 million in the six months ended March 31, 2006 as compared to $424 million in the six months ended April 1, 2005. The decrease in interest expense reflects a lower debt balance, partially offset by the impact of higher interest rates on our interest rate swap program compared to the same period in the prior year.

Other Expense, Net

        During the six months ended April 1, 2005, the Company recorded losses from the retirement of debt of $729 million.

Income Taxes

        Our effective income tax rate was 18.5% and 37.7% during the six months ended March 31, 2006 and April 1, 2005, respectively. The effective rate for the current period was favorably impacted by $127 million relating to an adjustment to correct prior year tax reserves on legacy tax matters. In 2005 the effective rate was unfavorably impacted as a result of the retirement of debt for which no benefit existed.

Cumulative effect of accounting change

        During 2005, the Company changed the measurement date for its pension and postretirement benefit plans, from September 30thto August 31st, effective October 1, 2004. The Company believes that the one-month change of measurement date was a preferable change as it allows management adequate time to evaluate and report the actuarial information in the Company's Consolidated Financial Statements under the accelerated reporting deadlines. As a result of this change, the Company recorded a $21 million after-tax gain ($28 million pre-tax) cumulative effect adjustment in the six months ended April 1, 2005.

Discontinued Operations and Divestitures

Discontinued Operations

        In May 2005, Tyco announced its intent to explore the divesture of its Plastics and Adhesives business segment, a global manufacturer of plastic film, specialty tapes and adhesives, coated products and garment hangers. At September 30, 2005, the Plastics and Adhesives segment met the held for sale criteria and was included in discontinued operations in all periods presented.

        During the first quarter of 2006, the Company assessed the recoverability of the carrying value for the Plastics and Adhesives businesses. Based on market conditions during the quarter and the terms and conditions included or expected to be included in the sale agreements, fair value estimates of the businesses were reassessed. As a result of these assessments, the Company recorded a pre-tax impairment charge of $275 million for the Plastics, Adhesives and Ludlow Coated Products Group and a $17 million pre-tax impairment charge for the A&E Products Group to write down the disposal groups to their fair values less costs to sell.

        During the second quarter of 2006, the Company closed the sale of the Plastics, Adhesives and Ludlow Coated Products businesses for $975 million in gross cash proceeds. Estimated working capital and other adjustments resulted in net proceeds of $907 million. Settlement of the full working capital adjustment is expected prior to year end. The Company recognized a pre-tax loss on sale of approximately $10 million, in addition to the $275 million pre-tax impairment charge recorded during the first quarter of 2006. The sales agreement also provides for a contingent future payment of up to $30 million to Tyco based on average resin prices in the future.

        Also, during the second quarter of 2006, the Company reassessed the recoverability of the carrying value for the A&E Products Group in conjunction with the terms and conditions included in the definitive sale agreement entered into during the quarter. As a result of this reassessment, the Company recorded an additional pre-tax impairment charge of $5 million to write the business down to its fair value less costs to sell. Tyco expects to complete the A&E Products Group sale transaction during 2006.

        During the six months ended April 1, 2005, the Company recorded a $202 million pre-tax goodwill and long-lived asset impairment charge in the A&E Products Group based on an interim assessment of the recoverability of both goodwill and long-lived assets. As a result of this assessment, the Company determined that the book value of certain long-lived assets in the A&E Products reporting unit was greater than their estimated fair value and consequently recorded a long-lived asset impairment charge of $40 million. The Company also determined that the book value of the A&E Products reporting unit was in excess of its estimated fair value which resulted in a goodwill impairment charge of $162 million.

        During the six months ended April 1, 2005, the Company divested six businesses that were reported as discontinued operations and reported pre-tax losses on sale of $80 million.

Gain (losses) on divestitures

        During the six months ended March 31, 2006, the Company divested five businesses that were reported as continuing operations in Fire and Security, Healthcare and Electronics. The Company recorded net gains on divestitures of $45 million in connection with the divestiture of these businesses, as well as $7 million of divestiture charges related to the write-down to estimated fair value, less costs to sell, of certain other held for sale businesses.

        During the six months ended April 1, 2005, the Company divested six businesses that were within the Fire and Security, Healthcare and Engineered Products and Services segments. The Company reported losses and impairments on divestitures to write the carrying value of such assets down to their estimated fair value, less costs to sell, of $20 million, including $3 million reflected in cost of sales.

Acquisitions

        During the six months ended March 31, 2006, Tyco's Healthcare segment acquired over 90% ownership in Floreane Medical Implants, S.A. ("Floreane") for approximately $122 million in cash, net of cash acquired of $3 million. Floreane is an innovator in the development of surgical support implants for parietal, urological and gynecological surgery. Additional outstanding shares are expected to be acquired during the remainder of 2006. Cash paid for other acquisitions totaled $12 million.

        During the six months ended April 1, 2005, the Company completed three acquisitions for an aggregate cost of $10 million.

        The results of operations of the acquired companies have been included in the consolidated results from the respective acquisition dates. These acquisitions did not have a material effect on the Company's financial position, results of operations or cash flows.

Change in Fiscal Year and Reporting Calendar Alignment

        Effective October 1, 2004, Tyco changed its fiscal year end from a calendar fiscal year ending September 30 to a "52-53 week" year ending on the last Friday of September, such that each quarterly period will be 13 weeks in length. In addition, certain of the Company's subsidiaries had consistently closed their books up to one month prior to the Company's fiscal period end. These subsidiaries now report results for the same period as the reported results of the consolidated Company. The impact of this change was not material to the Consolidated Financial Statements. Net income for the transition period related to this change was $26 million and was reported within Shareholders' Equity during 2005.

Critical Accounting Policies and Estimates

        The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses.

        We believe that our accounting policies for depreciation and amortization of security monitoring systems, goodwill, revenue recognition, income taxes and long-lived assets are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the six months ended March 31, 2006, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (the "2005 Form 10-K").

Liquidity and Capital Resources

        The sources of our cash flow from operating activities and the use of a portion of that cash in our operations were as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
Cash flows from operating activities:
Operating income	$1,408	$1,525	$2,633	$2,895
Non-cash restructuring and asset impairment charges, net	(3)	2	3	(2)
(Gains) losses on divestitures	(49)	(5)	(38)	13
Depreciation and amortization(1)	519	525	1,035	1,054
Deferred income taxes	77	(22)	51	72
Provision for losses on accounts receivable and inventory	38	60	92	126
Non-cash compensation expense	77	14	152	34
Other, net	4	(14)	18	12
Net change in working capital	(788)	79	(1,574)	(679)
Interest income	33	31	70	68
Interest expense	(189)	(208)	(378)	(424)
Income tax expense	(168)	(373)	(430)	(679)

Net cash provided by operating activities	$959	$1,614	$1,634	$2,490

Other cash flow items:
Capital expenditures, net(2)	$(420)	$(316)	$(712)	$(595)
Decrease in the sale of accounts receivable	3	6	7	15
Acquisition of customer accounts (ADT dealer program)	(92)	(68)	(169)	(135)
Purchase accounting and holdback liabilities	(6)	(6)	(86)	(23)

(1)
The quarters ended March 31, 2006 and April 1, 2005 included depreciation expense of $355 million and $362 million, respectively, and amortization of intangible assets of $164 million and $163 million, respectively. The six months ended March 31, 2006 and April 1, 2005 included depreciation expense of $709 million and $728 million, respectively, as well as amortization of intangible assets of $326 million in both periods.

(2)
Included net proceeds received for the sale/disposition of property, plant and equipment of $8 million and $24 million for the quarters ended March 31, 2006 and April 1, 2005, respectively, as well as $17 million and $52 million for the six months ended March 31, 2006 and April 1, 2005, respectively.

        The net change in working capital was a cash decrease of $788 million in the three months ended March 31, 2006. The change in working capital included a $443 million decrease in accrued and other current liabilities during the three months, primarily related to decreased accrued legal and audit fees and income taxes, as well as a $244 million increase in inventories.

        The net change in working capital was a cash decrease of $1,574 million in the six months ended March 31, 2006. The components of this change are set forth in detail in the Consolidated Statements of Cash Flows. The change in working capital included an $888 million decrease in accrued and other current liabilities during the six months, primarily related to decreased accrued legal and audit fees, income taxes and the annual payout of cash bonuses for performance in the prior year, as well as a $517 million increase in inventories.

        Cash flows from operating activities and other cash flow items by segment were as follows ($ in millions):

	Electronics	Fire and Security	Healthcare	Engineered Products and Services	Corporate	Total
Cash flows from operating activities:
Operating income (loss)	$845	$517	$1,118	$361	$(208)	$2,633
Non-cash restructuring and asset impairment charges, net	—	—	3	—	—	3
Losses (gains) on divestitures	5	1	(46)	—	2	(38)
Depreciation	236	286	133	49	5	709
Intangible assets amortization	35	259	31	1	—	326

Depreciation and amortization	271	545	164	50	5	1,035
Deferred income taxes	—	—	—	—	51	51
Provision for losses on accounts receivable and inventory	43	11	27	11	—	92
Net increase in working capital and other	(73)	(211)	(592)	(192)	(336)	(1,404)
Interest income	—	—	—	—	70	70
Interest expense	—	—	—	—	(378)	(378)
Income tax expense	—	—	—	—	(430)	(430)

Net cash provided by (used in) operating activities	$1,091	$863	$674	$230	$(1,224)	$1,634

Other cash flow items:
Capital expenditures, net	$(253)	$(210)	$(204)	$(42)	$(3)	$(712)
Decrease in sale of accounts receivable	—	6	1	—	—	7
Acquisition of customer accounts (ADT dealer program)	—	(169)	—	—	—	(169)
Purchase accounting and holdback liabilities	(76)	(3)	(6)	(1)	—	(86)

        On January 26, 2006, we repaid and terminated one of our synthetic lease facilities for a total cash payment of $226 million, reducing principal debt and minority interest by $214 million and $10 million, respectively. Also, during the first six months of 2006, we utilized $1.0 billion in cash for scheduled repayments of public notes.

        During the first six months of 2006, we repurchased 30.0 million of our common shares for $809 million, continuing the $1.5 billion share repurchase program previously approved by the Board of Directors in 2005. We completed the $1.5 billion share repurchase program in April 2006 with the additional purchase of 14.5 million shares for $391 million. In May 2006, the Board of Directors approved a new $2.0 billion share repurchase program. We will continue to use excess cash to repurchase shares over the balance of the year.

        During the six months ended March 31, 2006, we purchased approximately 193,738 customer contracts for electronic security services through the ADT dealer program for cash of $169 million.

        During the six months ended March 31, 2006, we paid $86 million relating to purchase accounting and holdback liabilities related to certain prior period acquisitions. Holdback liabilities represent a portion of the purchase price that is withheld from the seller pending finalization of the acquisition balance sheet and other contingencies. At March 31, 2006, holdback liabilities on our Consolidated Balance Sheets were $77 million, of which $16 million are included in accrued and other current liabilities and $61 million was included in other liabilities.

        During the six months ended March 31, 2006, we paid $134 million related to acquisitions of businesses, net of cash acquired, including a net $122 million related to Tyco's acquisition of over 90% ownership of Floreane. Floreane is an innovator in the development of surgical support implants for parietal, urological and gynecological surgery. Additional outstanding shares are expected to be acquired during the remainder of 2006.

        At March 31, 2006, $44 million of acquisition liabilities remained on our Consolidated Balance Sheets, of which $12 million are included in accrued and other current liabilities and $32 million are included in other liabilities.

        We funded capital expenditures to improve the cost structure of our businesses, invest in new processes and technology, and maintain high quality production standards. The level of capital expenditures is not expected to exceed depreciation in 2006 and is expected to remain consistent with the level of spending in 2005.

        Income taxes paid, net of refunds, during the six months ended March 31, 2006 was $534 million.

        During the first six months of 2006, we made additional cash outflows of approximately $400 million for the resolution of certain previously accrued legal matters including a patent dispute in the Healthcare segment. We expect to make a cash payment of $50 million to settle the SEC enforcement action in 2006.

        As previously mentioned, on January 13, 2006, the Company announced that its Board of Directors approved a plan to separate the Company into three separate, publicly traded companies. In connection with the Proposed Separation, we estimate that the total costs to complete the transaction will approximate $1.0 billion, largely for tax restructuring and debt refinancing.

Capitalization

        Shareholders' equity was $34.2 billion, or $16.68 per share, at March 31, 2006, compared to $32.5 billion, or $16.10 per share, at September 30, 2005. Shareholders' equity increased $1.7 billion as net income for the six months ended March 31, 2006 of $1.6 billion and the exchange of convertible debt due 2018 of $1.2 billion was offset by the repurchase of common shares by subsidiary, as previously mentioned, the payment of dividends and unfavorable foreign currency translation.

        Total debt was $10.0 billion and total debt as a percentage of total capitalization (total debt and shareholders' equity) was 23% at March 31, 2006 compared to 28% at September 30, 2005. Our debt levels significantly decreased as compared to September 30, 2005 primarily due to the redemption of $1.2 billion of our Series A 2.75% convertible senior debentures due 2018 with a 2008 put option, and the scheduled $1.0 billion repayment of our 6.375% public notes due 2006. Additionally, we also repaid and terminated one of our synthetic lease facilities reducing our debt by $214 million. Our cash balance decreased to $2.4 billion at March 31, 2006, as compared to $3.2 billion at September 30, 2005.

        Tyco International Group S.A., a wholly-owned subsidiary of the Company organized under the laws of Luxembourg ("TIGSA"), holds a $1.0 billion 5-year revolving credit facility expiring on December 16, 2009. TIGSA also holds a $1.5 billion 3-year revolving bank credit facility expiring on December 22, 2006 and a $500 million 3-year unsecured letter of credit facility expiring on June 15, 2007. At March 31, 2006, letters of credit of $475 million have been issued under the $500 million facility and $25 million remains available for issuance. There were no amounts borrowed under the credit facilities at March 31, 2006, however, the Company may borrow under these facilities from time to time to manage its overall short-term liquidity needs.

        The Company's bank credit agreements contain a number of financial and other covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, minimum levels of net worth, and limits on the incurrence of liens. As previously discussed, a synthetic lease facility was repaid and terminated on January 26, 2006. At March 31, 2006, the Company had one remaining synthetic lease facility with other covenants, including interest coverage and leverage ratios. The Company's outstanding indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions. None of these covenants are presently considered restrictive to the Company's operations. The Company is currently in compliance with all of its debt covenants.

        Following the Proposed Separation, it is anticipated that all three companies will be capitalized to provide financial flexibility to take advantage of future growth opportunities. They are expected to have financial policies, balance sheet and credit metrics that are commensurate with solid investment grade ratings. Tyco will continue to follow financial policies that are consistent with its current credit ratings until the planned transactions take place. The Company's existing debt is expected to be allocated among the three companies or refinanced. Any existing or potential liabilities that cannot be associated with a particular entity will be allocated appropriately to each of the businesses, and a sharing agreement among the three companies will be established.

        On December 9, 2004, the Board of Directors approved an increase in the quarterly dividend on our common shares from $0.0125 to $0.10 per share. As a result, dividend payments were $402 million related to the first six months of 2006 versus $225 for the first six months of 2005. Following the Proposed Separation, we expect that all three companies will be dividend-paying companies.

        As previously discussed, in May 2006, the Board of Directors approved a new $2.0 billion share repurchase program. Pursuant to the new program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved 10b5-1 trading plan in accordance with applicable regulations. A Rule 10b5-1 trading plan permits the Company to repurchase its shares during periods when the Company would not normally be active in the trading market due to insider trading laws, provided the plan is adopted when the Company is not aware of material non-public information. Under a Rule 10b5-1 trading plan, we would be unable to repurchase shares above a pre-determined price per share. Additionally, the maximum number of shares that we may purchase each day would be governed by Rule 10b-18.

Commitments and Contingencies

        At March 31, 2006, the Company had a contingent purchase price liability of $80 million related to the 2001 acquisition of Com-Net by Electronics. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in Tyco's Consolidated Financial Statements as the outcome of this contingency cannot be reasonably determined.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

Class Actions

        For a detailed discussion of contingencies related to Tyco's securities class actions, shareholder derivative litigation, Employee Retirement Income Security Act litigation and investigation, and litigation against our former senior management, see Note 9 to our Consolidated Financial Statements. We are generally obligated to indemnify our directors and officers and our former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. We are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial position, results of operations or cash flows. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

Investigations

        For a detailed discussion of contingencies related to governmental investigations related to Tyco see Note 9 to our Consolidated Financial Statements. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities (which in turn could negatively impact our business with non-governmental customers) or suffer other penalties, each of which could have a material adverse effect on our business. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of these matters.

        On April 17, 2006, the Company reached a settlement that closes the SEC Enforcement Division's investigation of certain accounting practices and other actions by former Tyco officers. As expected, the Company has been ordered to make a payment of $50 million. In 2005, the Company recorded a charge of $50 million, which represented the Company's best estimate of the amount in fines and penalties management believes the Company will likely pay to resolve these matters.

Intellectual Property and Antitrust Litigation

        The Company is party to a number of patent infringement and antitrust actions that may require the Company to pay damage awards. Tyco has assessed the status of these matters and has recorded liabilities related to certain of these matters where appropriate. For a detailed discussion of contingencies related to Tyco's intellectual property and antitrust litigation, see Note 9 to our Consolidated Financial Statements.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of March 31, 2006, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $138 million to $421 million. As of March 31, 2006, Tyco concluded that the best estimate within this range is approximately $204 million, of which $32 million is included in accrued and other current liabilities and $172 million is included in other liabilities on the Company's Consolidated Balance Sheets. In view of the Company's financial position and reserves for environmental matters of $204 million, we believe that any potential payment of such estimated amounts will not have a material adverse effect on our financial position, results of operations or cash flows.

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

Income Taxes

        Tyco and its subsidiaries' income tax returns are periodically examined by various regulatory tax authorities. In connection with such examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments. The Company is reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies that management has assessed as probable and estimable have been recorded through the income tax provision, equity or goodwill, as appropriate.

        The American Jobs Creation Act of 2004 (the "AJCA"), signed into law in October 2004, replaces an export incentive with a deduction from domestic manufacturing income. This provision of the AJCA did not have a material impact on the financial condition, results of operations or cash flows of the Company. The AJCA also allows the Company to repatriate up to $500 million of permanently reinvested foreign earnings in 2006 at an effective tax rate of 5.25%. This incentive would apply to the Company's U.S. owned controlled foreign companies. The Company continues to review whether to take advantage of this provision of the AJCA.

Compliance Matters

        In 2003, an allegation was brought to our attention that during the period from 1999 through 2003 certain improper payments were made by a non-U.S. subsidiary of Tyco. During 2005, Tyco reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to the allegations. Tyco also informed the DOJ and the SEC that it has retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act, that it would continue to make periodic progress reports to them, and that it would present its factual findings upon conclusion of the baseline review. On March 15, 2006, the Company held a meeting with the DOJ and SEC to provide an update on the baseline review being conducted by outside counsel and provided a briefing concerning additional instances of potential improper payments identified by the Company in the course of its ongoing compliance activities.

        At this time, Tyco cannot predict the outcome of these matters reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of any or all of these matters.

Other Matters

        The Company is a party to a contract dispute arising from Earth Tech's contract with the City of Phoenix, Arizona for the expansion of the City's 91st Avenue Waste Water Treatment Plant. Both Earth Tech and the City of Phoenix have filed lawsuits in the local county superior court alleging the other party has breached the contract. At this time, Tyco cannot predict the outcome of this matter and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of this matter. For a detailed discussion of contingencies related to Tyco's other legal matters, see Note 9 to our Consolidated Financial Statements.

        The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or cash flows.

Backlog

        At March 31, 2006, Tyco had a backlog of unfilled orders of $14.0 billion, compared to a backlog of $13.6 billion at September 30, 2005. Backlog by segment was as follows ($ in millions):

	March 31, 2006	September 30, 2005
Fire and Security	$6,832	$6,732
Engineered Products and Services	4,075	4,007
Electronics	2,766	2,591
Healthcare	299	272

	$13,972	$13,602

        Within Fire and Security, backlog increased primarily as a result of strong bookings in North America and Asia. Backlog for Fire and Security includes recurring "revenue-in-force," which represents twelve months' fees for monitoring and maintenance services under contract in the security business. The amount of recurring revenue-in-force at March 31, 2006 and September 30, 2005 was $3,600 million and $3,550 million, respectively. Backlog within Engineered Products and Services increased primarily as a result of increased orders at Flow Control. Within Electronics, backlog increased as a result of increased bookings in most key end markets. Backlog in Healthcare represents unfilled orders, which, in the nature of the business, are normally shipped shortly after purchase orders are received. We do not view backlog in Healthcare to be a significant indicator of the level of future sales activity.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

        The aggregate amount outstanding under the Company's remaining international accounts receivable programs was $73 million and $80 million at March 31, 2006 and September 30, 2005.

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

        The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contingencies—Environmental Matters.

        The Company has an off-balance sheet leasing arrangement for five cable laying sea vessels. Upon expiration of this lease in October 2006, a subsidiary of the Company has the option to buy these vessels for approximately $280 million, or return the vessels to the lessor and, under a residual guarantee, pay any shortfall in sales proceeds to the lessor from a third party in an amount not to exceed $235 million. As of March 31, 2006, the Company expects this obligation to be $54 million, which is recorded in the accompanying Consolidated Balance Sheet, based on an estimate of the fair value of the vessels performed by management with the assistance of a third-party valuation.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

        The Company generally records estimated product warranty costs at the time of sale. For further information on estimated product warranty, see Note 14 to the Consolidated Financial Statements.

Accounting Pronouncements

        Recently Adopted Accounting Pronouncement—Effective October 1, 2005, the Company adopted SFAS No. 123R, "Share-Based Payment," which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, as amended, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Tyco adopted SFAS No. 123R using the modified prospective application transition method. Under this method, compensation cost is recognized for the unvested portion of share-based payments granted prior to October 1, 2005 and all share-based payments granted subsequent to September 30, 2005 over the related vesting period. Prior to the first quarter of 2006, the Company applied the intrinsic value based method prescribed in APB Opinion No. 25 in accounting for employee stock based compensation. Prior period results have not been restated. Due to the adoption of SFAS No. 123R, the Company's results for the three and six months ended March 31, 2006 include incremental share-based compensation expense totaling $46 million and $94 million, respectively. As such, basic and diluted earnings per share were impacted by $0.02 and $0.03 for the three and six months ended March 31, 2006, respectively.

        Recently Issued Accounting Pronouncements—In March 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143." This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the impact that FIN No. 47 will have on the results of its operations, financial position or cash flows.

        In June 2005, the FASB issued Staff Position ("FSP") No. 143-1, "Accounting for Electronic Equipment Waste Obligations," which provides guidance on accounting for historical waste obligations associated with the European Union Waste, Electrical and Electronic Equipment Directive ("WEEE Directive"). Under the directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced, at which time the waste management obligation may be transferred to the producer of the replacement equipment. FSP No. 143-1 is effective for the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable European Union member country. As of the end of the second quarter of 2006, the Company continues to monitor and evaluate the effects that the adoption of FSP No. 143-1 will have on the results of operations and financial condition. Such effects will depend on the respective laws and regulations adopted by the EU member countries, their implementation guidance and the type of recycling programs and systems that are established.

Forward-Looking Information

        Certain statements in this report are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-

looking, and the words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the SEC, or in Tyco's communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product expansion, backlog, the consummation and benefits of acquisitions and divestitures, the Proposed Separation or other matters, as well as financings and repurchases of debt or equity securities, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward-looking statements include, among other things:

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

  •
  availability of and fluctuations in the prices of key raw materials, including steel;

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

        Additionally, there are several factors and assumptions that could affect the Company's plan to separate into three independent entities, our future results and cause actual results to differ materially from those expressed in our forward looking statements:

  •
  increased demands on the Company's management team as a result of the Proposed Separation;

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

  •
  the Company's ability to obtain the financing necessary to consummate the Proposed Separation; and

  •
  the Company's ability to satisfy certain conditions precedent, including final approval by the Tyco Board of Directors, receipt of a tax opinion of counsel and the filing and effectiveness of registration statements with the SEC.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The Company's exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure discussed in the 2005 Form 10-K. In order to manage the volatility relating to our more significant market risks, we enter into forward foreign currency exchange contracts, cross-currency swaps, foreign currency options, and interest rate swaps. In order to achieve an appropriate balance of fixed and floating rate debt through the use of swaps, Tyco has swapped $3.0 billion notional amount of its fixed rate debt to floating rate debt. At March 31, 2006 we are receiving a weighted-average fixed rate of 6.3% and paying a weighted-average variable rate of 6.5% under these swap arrangements.

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

Item 4.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as and when required.

        To ensure that our internal control over financial reporting continues to operate effectively and efficiently, we proactively identify opportunities for control improvements. We have ongoing initiatives to standardize and upgrade various financial operating systems and eliminate many of the manual and redundant tasks previously performed under older systems or processes. These changes will be implemented in stages over the next several years. During the quarter, we continued to enhance the internal controls relating to income tax accounting including further strengthening the coordination between the tax and controllership functions, incorporating enhanced monitoring controls and implementing additional process level controls. We believe that these initiatives further strengthen our internal control over financial reporting, as well as automate a number of our processes and activities. We believe that the necessary procedures are in place to maintain effective internal control over financial reporting as these initiatives continue. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these internal controls.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        Except as discussed below, there have been no material developments in the Company's legal proceedings since the Company filed the 2005 Form 10-K. For a description of the Company's previously reported legal proceedings, refer to Part I, Item 3. Legal Proceedings, in the 2005 Form 10-K.

Securities Class Actions

        As previously reported in our periodic filings, Tyco and certain of our former directors and officers have been named as defendants in over 40 securities class actions. Most of the securities class actions have now been transferred to the United States District Court for the District of New Hampshire by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pretrial proceedings. On January 28, 2003, a consolidated securities class action complaint was filed in these proceedings. On January 7, 2005, the Company answered the plaintiffs' consolidated complaint. On January 14, 2005, lead plaintiffs made a motion for class certification, which the Company opposed on July 22, 2005. That motion is still pending. On July 5, 2005, the Company moved for revision of the Court's October 14, 2004 order in light of a change in law, insofar as the order denied the Company's motion to dismiss the consolidated complaint for failure to plead loss causation. On December 2, 2005, the Court denied the Company's motion. On April 4, 2006 plaintiffs filed a partial motion for summary judgment that was denied.

        As previously reported in our periodic filings, a class action complaint, Ezra Charitable Trust v. Tyco International Ltd., was filed in the United States District Court for the Southern District of Florida on May 28, 2003. The Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the District of New Hampshire. Thereafter, the Company moved to dismiss the complaint. On December 22, 2004, plaintiff moved to amend the complaint. The proposed amendment asserts causes of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against Tyco International Ltd. and Edward Breen, our current Chief Executive Officer, and seeks to add as defendants David FitzPatrick, our former Chief Financial Officer, and PricewaterhouseCoopers LLP, our former independent auditors. As against defendants Breen and FitzPatrick, the complaint asserts a cause of action under Section 20(a) of the Securities Exchange Act of 1934. On March 25, 2005, the United States District Court for the District of New Hampshire granted plaintiff's motion to amend. Plaintiff filed an amended complaint that day. On March 28, 2005, the Court denied defendants' motion to dismiss the original complaint, without prejudice to the defendants' ability to move against the amended complaint. On April 25, 2005, defendants moved to dismiss the consolidated amended class action complaint. On September 2, 2005, the United States District Court for the District of New Hampshire entered a Memorandum and Order dismissing the amended complaint. On October 18, 2005, plaintiff filed a notice to appeal in the United States District Court for the District of New Hampshire and briefing has begun.

        As previously reported in our periodic filings, the United States District Court for the District of New Jersey granted one plaintiff's motion for appointment as lead plaintiff in Stumpf v. Tyco International Ltd., an action originally filed on July 28, 2003 and O'Loughlin v. Tyco International Ltd., an action originally filed on September 26, 2003. On December 13, 2004, lead plaintiff Mark Newby filed a consolidated securities class action complaint purporting to represent a class of purchasers of TyCom securities between July 26, 2000 and December 17, 2001. Plaintiff names as defendants Tyco International Ltd., TyCom, Ltd., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Citigroup Inc., (the "Underwriters") along with certain former Tyco and TyCom executives. The complaint asserts causes of action under Sections 11 and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against Tyco, TyCom, Goldman Sachs, Merrill Lynch, Citigroup and certain former Tyco and TyCom executives. The complaint alleges the TyCom registration statement and prospectus relating to the sale of TyCom securities were inaccurate, misleading and failed to disclose facts necessary to make the registration statement and prospectus not misleading. Further, the complaint alleges the defendants violated securities laws by making materially false and misleading statements and omissions concerning, among other things, executive compensation, Tyco's and TyCom's finances and TyCom's business prospects. On February 18, 2005, the Company moved to dismiss the consolidated securities class action complaint. On September 2, 2005, the United States District Court for the District of New Hampshire granted in part and denied in part the Company's motion to dismiss. The Court granted the Company's motion to dismiss allegations that the TyCom registration statement and prospectus were misleading to the extent that they failed to disclose alleged looting of Tyco by former senior executives, accounting fraud, analyst conflicts and the participation by James Brennan in the offering, because plaintiff failed to plead that those alleged omissions were disclosed during the class period, with a resultant drop in the value of TyCom stock. However, the Court denied the Company's motion to dismiss with respect to other allegations. On September 19, 2005, plaintiff filed a motion for reconsideration of the Court's September 2, 2005 ruling with respect to Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Citigroup Inc. On January 6, 2006, the Court held that the Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Citigroup Inc. should remain in the case on the claim concerning TyCom's business prospects, but that the Section 11 claim related to alleged looting of Tyco by former senior executives was dismissed as to both the Tyco defendants and the Underwriters because the affirmative defense of lack of loss causation was apparent on the face of the complaint. On January 13, 2006, Tyco International Ltd. and TyCom answered the consolidated securities class action complaint. On March 8, 2006, the plaintiff filed a motion for class certification which is still pending.

        As previously reported in our periodic filings, the Company appealed to the United States Court of Appeals for the First Circuit the decision of the United States District Court for the District of New Hampshire to remand Brazen v. Tyco International Ltd. to the Circuit Court for Cook County, Illinois and Hromyak v. Tyco International Ltd., Goldfarb v. Tyco International Ltd., Mandel v. Tyco International Ltd., Myers v. Tyco International Ltd., Rappold v. Tyco International Ltd., and Schuldt v. Tyco International Ltd. to the Circuit Court for Palm Beach County, Florida. Plaintiffs moved to dismiss the Company's appeal. On December 29, 2004, the United States Court of Appeals for the First Circuit granted plaintiffs' motion and dismissed the Company's appeal. On April 28, 2005, the Company moved in the Circuit Court for Palm Beach County, Florida to stay and to strike the class allegations in Goldfarb, Mandel, Myers, Rappold, and Schuldt. Also on April 28, 2005, the Company moved in the Circuit Court for Palm Beach County, Florida to dismiss Hromyak. On July 8, 2005, the Court granted in part and denied in part the motion to stay and to strike the class allegations in Goldfarb, Mandel, Myers, Rappold, and Schuldt. On August 23, 2005, the Circuit Court granted Tyco's motion to dismiss Hromyak. The Hromyak plaintiffs filed a notice of appeal on September 20, 2005 and briefing has been completed.

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

Also, on July 22, 2005, the Court granted the motion to dismiss individual defendants Michael A. Ashcroft, Joshua M. Berman, Richard S. Bodman, John F. Fort, III, Stephen W. Foss, James S. Pasman Jr., W. Peter Slusser and Frank E. Walsh, Jr. On August 2, 2005, Tyco filed a motion for a finding pursuant to Supreme Court Rule 308(a), which was denied on August 16, 2005. On August 19, 2005, Tyco filed an interlocutory appeal of the Circuit Court for Cook County Illinois' July 22, 2005 memorandum and order. On December 27, 2005, the Appellate Court of Illinois, First Judicial District, denied Tyco's interlocutory appeal. On January 31, 2006, the Company filed a petition for leave to appeal the decision of the appellate court, but that petition was denied. On January 6, 2006, the plaintiff filed a renewed motion for class certification which was granted. On February 14, 2006, Tyco filed its answer to the complaint.

        As previously reported in our periodic filings, on April 29, 2005, an action was filed against Tyco in the United States District Court for the Southern District of Florida, Stevenson v. Tyco International Ltd., et. al. Plaintiff names as additional defendants our current Chief Executive Officer, Edward Breen, our former Chief Financial Officer, David FitzPatrick, our current Executive Vice President and General Counsel, William Lytton, current members of Tyco's Board of Directors including Dennis Blair, Bruce Gordon, John Krol, Carl McCall, Mackey McDonald, Brendan O'Neill, Sandra Wijnberg, and Jerome York, as well as former members of Tyco's Board of Directors, including Michael Ashcroft, Joshua Berman, Richard Bodman, George Buckley, John Fort, Steven Foss, Wendy Lane, James Pasman, Peter Slusser and Joseph Welch. The complaint asserts causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges that defendants made material misrepresentations that resulted in artificially deflated stock prices. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire.

        As previously reported in our periodic filings, plaintiff moved to remand Davis v. Kozlowski, an action originally filed on December 9, 2003, from the United States District Court for the District of New Hampshire back to the Circuit Court of Cook County, Illinois. On March 17, 2005, the United States District Court for the District of New Hampshire granted plaintiff's motion to remand and denied defendants' motion to dismiss. On March 31, 2005, the Company moved for reconsideration of the Court's remand order. On January 20, 2006, the Court issued an order terminating the motion for reconsideration, vacating the remand order and staying the case pending the Supreme Court's decision in Merrill Lynch, Pierce, Fenner & Smiths Inc. v. Dabit, 04-1371, which is currently pending before the United States Supreme Court. Following the Supreme Court's decision, the United States District Court for the District of New Hampshire solicited briefs from the parties regarding its impact on the Davis litigation.

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

ERISA Litigation and Investigation

        As previously reported in our periodic filings, Tyco and certain of our current and former employees, officers and directors, have been named as defendants in eight class actions brought under the Employee Retirement Income Security Act. Two of the actions were filed in the United States District Court for the District of New Hampshire and the six remaining actions were transferred to that court by the Judicial Panel on Multidistrict Litigation. All eight actions have been consolidated in the District Court in New Hampshire. The complaints purported to bring claims on behalf of the Tyco International (US) Inc. Retirement Savings and Investment Plans and the participants therein. On January 12, 2005, the United States District Court for the District of New Hampshire denied, without prejudice, the Company's motion to dismiss certain additional individual defendants from the action. On January 20, 2005, Plaintiffs filed a motion for class certification. On January 27, 2005, the Company answered the plaintiffs' consolidated complaint. Also, on January 28, 2005, the Company and certain individual defendants filed a motion for reconsideration of the Court's January 12, 2005 order, insofar as it related to the Tyco International (US) Inc. Retirement Committee. On May 25, 2005, the Court denied the motion for reconsideration. On July 11, 2005, the Company and certain individual defendants opposed plaintiffs' motion for class certification. The motion is still pending.

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

Subpoenas and Document Requests From Governmental Entities

        As previously disclosed in our periodic filings, we and others have received various subpoenas and requests from the Securities and Exchange Commission ("SEC"), the United States Department of Labor, the General Service Administration and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. We are cooperating with these investigations and are complying with these requests.

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

        On January 27, 2006, we received from the New Jersey Division of Criminal Justice Office of the Attorney General a subpoena requesting documents related to, among other things, former employees, the use of certain chemicals, and the filing of reports under state and federal environmental reporting laws at the same New Jersey facility sold by Tyco in 2000. The subpoena seeks information for the period from January 1987 to December 2000. We are gathering information responsive to the subpoena and will cooperate fully with the investigators.

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

        On January 17, 2006, Tyco International Ltd., and its subsidiaries Tyco International (US) Inc., Tyco Healthcare Group LP, Mallinckrodt, Inc., and Nellcor Puritan Bennett, Inc. (collectively "Nellcor") entered into a Settlement Agreement and Release of Claims with Masimo Corporation and Masimo Laboratories, Inc. (the "Settlement") related to the consolidated patent infringement action.

        Under the terms of the settlement, Tyco on behalf of Nellcor, paid Masimo a total of $330 million on January 19, 2006, which represents $265 million in damages in the patent case for sales through January 31, 2006 (after which the infringing products will no longer be sold) and $65 million as an advance royalty for oximetry sales including Nellcor's new 06 technology products from February 1,

2006 through December 31, 2006. Under the terms of the Settlement, Nellcor receives from Masimo a covenant not to sue on the Nellcor 06 products as well as a termination of all pending patent litigation with Masimo. In March 2011, Nellcor has the option to terminate Masimo's covenant not to sue and the obligation to pay future royalties on Nellcor's current products as well as any next-generation products. In addition, Nellcor shall discontinue making, offering to sell, selling or shipping any products that the court found infringed on the patents held by Masimo, but will continue to provide service and sensors for the previously sold products. Tyco had previously recorded a liability of $277 million related to this matter. The Settlement does not resolve the Masimo antitrust lawsuit or the related consumer antitrust class lawsuits described below.

        Masimo Corporation v. Tyco Healthcare Group LP ("Tyco Healthcare") and Mallinckrodt, Inc. is a separate lawsuit filed on May 22, 2002 also pending in the United States District Court for the Central District of California. Tyco Healthcare and Mallinckrodt are subsidiaries of Tyco. In this lawsuit, Masimo alleges violations of antitrust laws against Tyco Healthcare and Mallinckrodt in the markets for pulse oximeter products. Masimo alleges that Tyco Healthcare and Mallinckrodt used their market position to prevent hospitals from purchasing Masimo's pulse oximetry products. Masimo seeks injunctive relief and monetary damages, including treble damages. Trial in this case began on February 22, 2005. The jury returned its verdict on March 21, 2005, and awarded Masimo $140 million in damages. The damages are automatically trebled under the antitrust statute to an award of $420 million. If ultimately successful, Masimo's attorneys are entitled to an award of reasonable fees and costs in addition to the verdict amount. The district court held a hearing on June 28, 2005 regarding post-trial motions.

        On March 22, 2006, the district court issued its Memorandum of Decision regarding the post-trial motions. In the Memorandum, the district court (i) vacated the jury's liability findings on two business practices; (ii) affirmed the jury's liability finding on two other business practices; (iii) vacated the jury's damage award in its entirety; and (iv) ordered a new trial on damages. The district court has not scheduled the new trial on the damages.

        Tyco has assessed the status of this matter and has concluded that it is more likely than not that the remainder of the jury's decision will be overturned, and, further, Tyco intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in the Consolidated Financial Statements with respect to this damage award.

        Beginning on August 29, 2005 with Natchitoches Parish Hospital Service District v. Tyco International, Ltd., twelve consumer class actions have been filed against Nellcor in the United States District Court for the Central District of California. The remaining eleven actions are Allied Orthopedic Appliances, Inc. v. Tyco Healthcare Group, LP., and Mallinckrodt Inc. filed on August 29, 2005, Scott Valley Respiratory Home Care v. Tyco Healthcare Group LP, and Mallinckrodt Inc. filed on October 27, 2005, Brooks Memorial Hospital et al v. Tyco Healthcare Group LP filed on October 18, 2005, All Star Oxygen Services, Inc. et al v. Tyco Healthcare Group, et al filed on October 25, 2005, Niagara Falls Memorial Medical Center, et al v. Tyco Healthcare Group LP filed on October 28, 2005, Nicholas H. Noyes Memorial Hospital v. Tyco Healthcare and Mallinckrodt filed on November 4, 2005, North Bay Hospital, Inc. v. Tyco Healthcare Group, et al filed on November 15, 2005, Stephen Skoronski v. Tyco International Ltd, et al filed on November 21, 2005, Abington Memorial Hospital v. Tyco Int'l Ltd,; Tyco Int'l (US) Inc.; Mallinckrodt Inc.; Tyco Healthcare Group LP filed on November 22, 2005, South Jersey Hospital, Inc. v. Tyco International, Ltd., et al, filed on January 24, 2006, and Deborah Heart and Lung Center v. Tyco International, Ltd., et al, filed on January 27, 2006. In all twelve complaints, the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege they paid for pulse oximetry products as a result of anticompetitive conduct by Nellcor in violation of the federal antitrust laws. The Company will respond to these complaints and intends to vigorously defend the actions.

        As previously reported in the Company's periodic filings, Applied Medical Resources Corp. ("Applied Medical") v. United States Surgical ("U.S. Surgical") is a patent infringement action that was filed in the United States District Court for the Central District of California in April 1999 in which U.S. Surgical, a subsidiary of Tyco, is the defendant. In February 2002, the district court held that U.S. Surgical's VERSASEAL universal seal system, contained in certain surgical trocar and access devices manufactured by U.S. Surgical, infringed certain of the plaintiff's patents. The district court entered a permanent injunction against U.S. Surgical based upon infringement of one of the three patents involved in the suit. The United States Court of Appeals for the Federal Circuit affirmed the district court's permanent injunction ruling in September 2003 for the VERSASEAL product, which is no longer on the market. In October 2003, the district court ruled in U.S. Surgical's favor, holding that two other patents involved in the case were invalid. A trial on damages for the earlier infringement ruling in the district court concluded on July 27, 2004. The jury awarded Applied Medical $44 million in damages and returned a finding that the earlier infringement was willful, giving the district court discretion to enhance those damages to up to treble the damages awarded to Applied Medical by the jury. On October 1, 2004, the district court issued post-trial rulings that (i) denied U.S. Surgical's motion to set aside the jury's finding on willfulness; and (ii) granted Applied Medical's motion for enhanced damages, enhancing the jury's damages award by 25%, or $11 million. On January 27, 2005, the district court awarded Applied Medical $10 million in costs, prejudgment interest and attorneys' fees. Thus, Applied Medical's total award is $65 million. U.S. Surgical appealed the damages award and the willfulness finding to the Court of Appeals for the Federal Circuit. On January 24, 2006, the Court of Appeals issued a decision affirming the award to Applied Medical. On February 17, 2006, Tyco, on behalf of U.S. Surgical, paid Applied Medical $66 million which includes post-judgment interest which accrued during the appeal. Tyco previously recorded a liability of $66 million related to this matter.

        On July 31, 2003, Applied Medical filed another patent infringement suit against U.S. Surgical in the United States District Court for the Central District of California. The complaint alleges that U.S. Surgical's VERSASEAL Plus trocar product infringes Applied Medical's U.S. Patent No. 5,385,533. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical's motion for summary judgment. Applied Medical is appealing the summary judgment ruling. Briefing on Applied Medical's appeal has concluded and oral argument took place on February 6, 2006.

Environmental Litigation

        As previously disclosed, we have been in discussions with the U.S. Environmental Protection Agency and the New Jersey Department of Environmental Protection regarding historic environmental compliance issues at a facility sold by Tyco in 2000. In a letter dated February 10, 2006, the U.S. Environmental Protection Agency proposed a penalty of $1,750,000 for alleged violations at this facility. However, we do not believe that any such monetary sanctions will have a material adverse effect on the Company's financial position, results of operations or cash flows.

        In January 2006, the United States Environmental Protection Agency, Region 1, issued an Administrative Complaint to US Surgical Corporation, a subsidiary of Tyco, seeking penalties of $165,000 for alleged violations of the agency's Stratospheric Ozone Protection regulations. The complaint alleges violations of detailed regulatory requirements for refrigeration equipment containing ozone depleting substances, relating to facts and circumstances that took place in 2001, 2002, and January of 2003. The Company has discussed this matter in detail with the Environmental Protection Agency and is seeking a negotiated resolution. The proposed monetary penalties will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Asbestos Matters

        As previously reported in our periodic filings, Tyco and some of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. The majority of these cases have been filed against subsidiaries in Healthcare and Engineered Products and Services. Each case typically names between dozens to hundreds of corporate defendants. The Company will continue to vigorously defend these lawsuits and the Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims. When appropriate, the Company settles claims. However, the total amount paid to date to settle and defend all asbestos claims has been immaterial. As of March 31, 2006 there were approximately 14,500 asbestos liability cases pending against the Company and our subsidiaries.

Other Matters

        Earth Tech v. City of Phoenix is a contract dispute arising from Earth Tech's contract with the City of Phoenix, Arizona for expansion of the City's 91st Avenue Waste Water Treatment Plant. On December 21, 2005, Earth Tech filed a lawsuit against the City of Phoenix in the Maricopa County Superior Court alleging $3 million in damages plus interest for the City's failure to pay dewatering and computer systems costs related to the 91st Avenue project. After the City rejected Earth Tech's administrative claim against the City, Earth Tech filed and served a First Amended Complaint upon the City of Phoenix. In its First Amended Complaint, Earth Tech alleged eighteen causes of action and requested the following: (i) a recovery of at least $73 million for the value of the services performed by Earth Tech in connection with the contract; (ii) a rescission of the contract; (iii) an equitable adjustment of the Contract price for additional dewatering services and the Computer Control System; and (iv) costs for demobilization and termination of the contract. The City of Phoenix's Answer to the First Amended Complaint is due on May 18, 2006.

        On December 29, 2005, the City of Phoenix filed a lawsuit against Earth Tech, Inc., its surety, Federal Insurance Company and other unnamed parties in the Maricopa County Superior Court, The City of Phoenix v. Earth Tech, Inc., Federal Insurance Company and John Does 1-50. The lawsuit is in connection with the City of Phoenix's termination on August 12, 2005 of Earth Tech's contract with the City of Phoenix, Arizona for expansion of the City's 91st Avenue Waste Water Treatment Plant. The City alleges the following causes of action: (i) Earth Tech breached its Pre-Construction Services and Construction Management at Risk Contracts; (ii) Earth Tech did not properly, reasonably or timely manage, supervise or inspect the work under the Contracts; (iii) Federal Insurance breached the terms and conditions of the performance bond; and (iv) Federal Insurance failed to investigate the City's Bond Claims. The City requested unspecified general, consequential, incidental, special and liquidated damages plus interest as its relief. On February 8, 2006, Earth Tech filed a Motion to Dismiss the City's Complaint in which Federal Insurance Company joined. The Court set a hearing date for the motions of May 22, 2006.

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

        Management estimates that the total cost to complete the Proposed Separation will approximate $1.0 billion. However, actual costs could exceed that estimate that could have a materially negative impact on the operating results and cash flows of the Company. Also, there is no guarantee that the Proposed Separation will be finalized, since completion is subject to a number of factors and conditions, including:

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

  •
  the Company's ability to obtain the financing necessary to consummate the Proposed Separation; and

  •
  the Company's ability to satisfy certain conditions precedent, including final approval by the Tyco Board of Directors, receipt of a tax opinion of counsel and the filing and effectiveness of registration statements with the Securities and Exchange Commission ("SEC").

    Increased demands on the Company's management team as a result of the Proposed Separation could distract management's attention from operating performance in the near term.

        Management estimates that the Proposed Separation will be completed in the first calendar quarter of 2007. The complexity of the transaction will require a substantial amount of resources, as well as the use of several cross-functional project teams. The Company has developed a resource plan to meet such demands; however, there is no guarantee that the business will be uninterrupted during the transition period.

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

        As a result of actions taken by our former senior corporate management, Tyco, some members of our former senior corporate management, current and former members of our Board of Directors and our current Chief Executive Officer, former Chief Financial Officer and current General Counsel are named defendants in a number of purported class actions alleging violations of certain disclosure provisions of the federal securities laws. Tyco, certain of our current and former employees, some members of our former senior corporate management and some former members of the Board of Directors of Tyco International (US), Inc. also are named as defendants in several Employee Retirement Income Security Act ("ERISA") class actions. In addition, some members of our former senior corporate management are subject to an SEC inquiry, and some members of our former senior corporate management are named as defendants in criminal cases prosecuted by the District Attorney of New York County. The findings and outcomes of the SEC inquiry may affect the course of the purported securities class actions and ERISA class actions pending against Tyco. We are generally obligated to indemnify our directors and officers and our former directors and officers who are also named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. We are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial position, results of operations or cash flows. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

  Continued scrutiny resulting from ongoing governmental investigations may have an adverse effect on our business.

        We and others have received subpoenas and requests from the SEC's Division of Enforcement, the United States Department of Labor, the General Service Administration and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. Certain current and former employees in Fire and Security received subpoenas from the SEC's Division of Enforcement seeking testimony related to past accounting practices regarding the ADT dealer connect fees. As previously reported in our periodic filings, these practices have been discontinued. The Department of Labor is investigating Tyco and the administrators of certain of our benefit plans. At this time, we cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities (which in turn could negatively impact our business with non-governmental customers) or suffer other penalties, each of which could have a material adverse effect on our business. We cannot provide assurance that the effects and results of these or other investigations will not be material and adverse to our business, financial condition, results of operations or cash flows.

  Examinations and audits by tax authorities, including the IRS, could result in additional tax payments for prior periods.

        The Company and its subsidiaries' income tax returns are periodically examined by various tax authorities. In connection with such examinations, tax authorities, including the United States Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. The Company is reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies that management has assessed as probable and estimable have been recorded through the income tax provision, equity or goodwill, as appropriate. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional income taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these liabilities in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.

        During the three months ended March 31, 2006, the IRS continued to audit the years 1997 through 2000. In 2004, the Company submitted to the IRS proposed adjustments to its 1997 through 2000 U.S. federal income tax returns. During the three months ended March 31, 2006, the IRS and the Company agreed to several of the proposed adjustments and also agreed to resolution of certain legacy tax matters. These adjustments did not have a material impact on the financial condition, results of operations or cash flows of the Company.

        The Company is in the process of preparing proposed amendments to prior period U.S. federal income tax returns for additional periods. The proposed amendments are not expected to have a material adverse impact on the financial condition, results of operations or cash flows of the Company.

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

        The ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon our experience, current information and applicable laws, we believe that it is probable that we would incur remedial costs (including asset retirement obligations) of approximately $276 million, of which $32 million is included in accrued expenses and other current liabilities and $244 million is included in other long-term liabilities on the Consolidated Balance Sheets. Environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with such laws, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition and results of operations or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.

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

        Our net revenue derived from sales in non-U.S. markets for 2005 was 50.6% of our total revenue, and we expect revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. Therefore, when the U.S. Dollar strengthens in relation to the foreign currencies of the countries where we sell our products, such as the Euro, our U.S. Dollar reported revenue and income will decrease. Changes in the relative values of currencies occur from time to time and may, in some instances, have a significant effect on our results of operations. Our financial statements reflect recalculations of items denominated in non-U.S. currencies to U.S. Dollars, our functional currency.

        We are a large buyer of steel in the United States. We are also a large buyer of other commodities, including resin, copper, brass, gold, paper, pulp and cotton. Volatility in the prices of these commodities could increase the costs of our products and services. We may not be able to pass on these costs to our customers and this could have a material adverse effect on our results of operations and cash flows.

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

        Attrition rates for customers in our global electronic security services business were 14.4% and 14.8% on a trailing 12-month basis as of March 31, 2006 and September 30, 2005, respectively. Although the attrition rate has been declining, if attrition rates were to trend upward, ADT's recurring revenue and results of operations will be adversely affected. Tyco amortizes the costs of ADT's contracts and related customer relationships purchased through the ADT dealer program based on the estimated life of the customer relationships. Internally generated residential and commercial account pools are similarly amortized. If the attrition rates were to rise Tyco may be required to accelerate the amortization of the costs which could cause a material adverse effect on our financial condition, results of operations and cash flows.

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

        Our bank credit agreements contain financial and other covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, minimum levels of net worth, and limits on incurrence of liens. We have a synthetic lease facility with other covenants, including interest coverage and leverage ratios. Our outstanding indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
12/31/05–1/27/06	—	—	—	—
1/28/06–3/3/06	—	—	—	—
3/4/06–3/31/06	22,176,037	$26.81	22,117,000	—

        The transactions described in the table above represent the repurchase of common shares on the NYSE as part of the $1.5 billion share repurchase program approved by the Board of Directors in July 2005. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. As of March 31, 2006, $391 million remained outstanding under this share repurchase program. In April 2006 the Company completed the $1.5 billion share repurchase plan and the Board of Directors has approved a new $2.0 billion share repurchase program. The Company, through an affiliate, also acquires shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. Approximately 60,000 shares were acquired in these vesting-related transactions outside of the share repurchase program during the quarter ended March 31, 2006.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        The 2006 Annual General Meeting of Shareholders (the "Meeting") of the Company was held on March 9, 2006.

        At the Meeting, a total of 1,670,948,860 common shares (82.17% of outstanding common shares as of the record date, January 9, 2006) were voted. The four Company proposals submitted at the Meeting were passed as described below.

        The following is a brief description of each matter voted upon at the Meeting. Percentages indicated below reflect the percentage of the total number of common shares voted at the Meeting.

        Proposal 1a. A proposal to set the maximum number of directors at 12:

        A total of 1,646,258,696 shares (98.52%) were voted for and 12,142,619 shares (0.73%) were voted against this proposal. There were 12,547,544 abstentions and zero broker non-votes.

        Proposal 1b. To elect the Board of Directors of the Company:

        The following is a tabulation of the votes submitted in respect of Proposal 1b of the Proxy Statement. Proxies giving discretion to the chairman of the Meeting were voted in favor of each candidate. There were zero broker non-votes.

	NUMBER OF VOTES FOR	% OF QUORUM	NUMBER OF VOTES WITHHELD
Dennis C. Blair	1,648,577,756	98.66%	22,371,097
Edward D. Breen	1,641,517,487	98.24%	29,431,366
Brian Duperreault	1,646,909,905	98.56%	24,038,948
Bruce S. Gordon	1,648,452,352	98.65%	22,496,501
Rajiv L. Gupta	1,648,533,012	98.66%	22,415,841
John A. Krol	1,615,696,839	96.69%	55,252,014
Mackey J. McDonald	1,341,478,906	80.28%	329,469,947
H. Carl McCall	1,645,603,852	98.48%	25,345,001
Brendan R. O'Neill	1,647,987,057	98.63%	22,961,796
Sandra S. Wijnberg	1,647,498,613	98.60%	23,450,240
Jerome B. York	1,648,495,128	98.66%	22,453,725

        Proposal 1c. A proposal to authorize the board of directors to appoint an additional director to fill the vacancy proposed to be created on the board:

        A total of 1,646,137,525 shares (98.52%) were voted for and 11,699,955 shares (0.70%) were voted against this proposal. There were 13,111,380 abstentions and zero broker non-votes.

        Proposal 2. A proposal to re-appoint Deloitte & Touche LLP as the independent auditors and to authorize the Audit Committee to set the auditors' remuneration:

        A total of 1,655,028,103 shares (99.05%) were voted for and 3,711,967 shares (0.22%) were voted against this proposal. There were 12,208,790 abstentions and zero broker non-votes.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Exhibit
10.1	Retention Agreement between Dr. Juergen W. Gromer, President and Vice Chairman of Tyco Electronics and Tyco International Ltd. dated as of March 22, 2006.
10.2	Settlement Agreement and Release of Claims dated as of January 17, 2006, between Masimo Corporation and Masimo Laboratories, Inc., and Nellcor Puritan Bennett, Inc., Mallinckrodt, Inc., Tyco Healthcare Group, LP Tyco International Ltd., and Tyco International (US) Inc.
10.3	Amendment to Settlement Agreement and Release of Claims dated as of January 24, 2006, between Masimo Corporation and Masimo Laboratories, Inc., and Nellcor Puritan Bennett, Inc., Mallinckrodt Inc., Tyco Healthcare Group LP., Tyco International Ltd, and Tyco International (US) Inc.
10.4	Final Judgment of Complaint filed by Securities and Exchange Commission versus Tyco International Ltd., in the United States District Court for the Southern District of New York dated as of April 25, 2006.
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:	/s/ CHRISTOPHER J. COUGHLIN Christopher J. Coughlin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2006

QuickLinks

TYCO INTERNATIONAL LTD. INDEX TO FORM 10-Q
PART I. FINANCIAL INFORMATION
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in millions, except per share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in millions, except share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in millions)
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED) For the Six Months Ended March 31, 2006 and April 1, 2005 (in millions)
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CONDENSED CONSOLIDATING STATEMENT OF INCOME For the Quarter Ended March 31, 2006 (in millions)
CONDENSED CONSOLIDATING STATEMENT OF INCOME For the Quarter Ended April 1, 2005 (in millions)
CONDENSED CONSOLIDATING STATEMENT OF INCOME For the Six Months Ended March 31, 2006 (in millions)
CONDENSED CONSOLIDATING STATEMENT OF INCOME For the Six Months Ended April 1, 2005 (in millions)
CONDENSED CONSOLIDATING BALANCE SHEET March 31, 2006 (in millions)
CONDENSED CONSOLIDATING BALANCE SHEET September 30, 2005 (in millions)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Six Months Ended March 31, 2006 (in millions)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Six Months Ended April 1, 2005 (in millions)
Results of Operations
Liquidity and Capital Resources
Commitments and Contingencies
Off-Balance Sheet Arrangements
Accounting Pronouncements
Forward-Looking Information
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES