Form 10-Q
period 2006-06-30
TYCO INTERNATIONAL LTD /BER/
filed 2006-08-08
CIK 833444

Use these links to rapidly review the document
TYCO INTERNATIONAL LTD. INDEX TO FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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

        The number of common shares outstanding as of July 28, 2006 was 2,014,714,423.

TYCO INTERNATIONAL LTD.

INDEX TO FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Revenue from product sales	$8,560	$8,049	$24,393	$23,547
Service revenue	1,944	1,948	5,807	5,823

Net revenue	10,504	9,997	30,200	29,370
Cost of product sales	5,885	5,279	16,560	15,431
Cost of services	1,172	1,191	3,555	3,585
Selling, general and administrative expenses	2,051	1,972	6,040	5,878
Restructuring and asset impairment charges, net	9	—	28	10
Separation costs	56	—	89	—
Losses (gains) on divestitures	2	(301)	(39)	(284)

Operating income	1,329	1,856	3,967	4,750
Interest income	25	24	95	92
Interest expense	(167)	(198)	(545)	(622)
Other expense, net	—	(179)	(3)	(915)

Income from continuing operations before income taxes and minority interest	1,187	1,503	3,514	3,305
Income taxes	(289)	(425)	(719)	(1,109)
Minority interest	(2)	(2)	(7)	(6)

Income from continuing operations	896	1,076	2,788	2,190
(Loss) gain from discontinued operations, net of income taxes	(28)	117	(328)	(96)

Income before cumulative effect of accounting change	868	1,193	2,460	2,094
Cumulative effect of accounting change, net of income taxes	—	—	—	21

Net income	$868	$1,193	$2,460	$2,115

Basic earnings per share:
Income from continuing operations	$0.44	$0.53	$1.38	$1.09
(Loss) gain from discontinued operations	(0.01)	0.06	(0.16)	(0.05)

Income before cumulative effect of accounting change	0.43	0.59	1.22	1.04
Cumulative effect of accounting change	—	—	—	0.01

Net income	$0.43	$0.59	$1.22	$1.05

Diluted earnings per share:
Income from continuing operations	$0.43	$0.51	$1.34	$1.03
(Loss) gain from discontinued operations	(0.01)	0.05	(0.15)	(0.04)

Income before cumulative effect of accounting change	0.42	0.56	1.19	0.99
Cumulative effect of accounting change	—	—	—	0.01

Net income	$0.42	$0.56	$1.19	$1.00

Weighted-average number of shares outstanding:
Basic	2,024	2,015	2,015	2,011
Diluted	2,072	2,149	2,097	2,179

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)

	June 30, 2006	September 30, 2005
Assets
Current Assets:
Cash and cash equivalents	$2,120	$3,212
Accounts receivable, less allowance for doubtful accounts of $357 and $421, respectively	7,043	6,657
Inventories	4,825	4,144
Other current assets	3,371	3,081
Assets held for sale	257	1,568

Total current assets	17,616	18,662
Property, plant and equipment, net	9,183	9,092
Goodwill	24,705	24,557
Intangible assets, net	4,979	5,085
Other assets	5,209	5,225

Total Assets	$61,692	$62,621

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$1,491	$1,930
Accounts payable	3,284	3,019
Accrued and other current liabilities	6,013	6,540
Liabilities held for sale	54	320

Total current liabilities	10,842	11,809
Long-term debt	8,554	10,599
Other liabilities	7,861	7,702

Total Liabilities	27,257	30,110

Commitments and Contingencies (Note 9)
Minority interest	49	61
Shareholders' Equity:
Common shares, $0.20 par value, 4,000,000,000 shares authorized; 2,013,656,911 and 2,014,853,113 shares outstanding, net of 81,496,291 and 12,024,224 shares owned by subsidiaries, respectively	403	403
Capital in excess:
Share premium	8,742	8,540
Contributed surplus	14,806	15,249
Accumulated earnings	9,846	7,993
Accumulated other comprehensive income	589	265

Total Shareholders' Equity	34,386	32,450

Total Liabilities and Shareholders' Equity	$61,692	$62,621

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	For the Nine Months Ended
	June 30, 2006	July 1, 2005
Cash Flows From Operating Activities:
Net income	$2,460	$2,115
Loss from discontinued operations	328	96
Cumulative effect of accounting change	—	(21)

Income from continuing operations	2,788	2,190
Adjustments to reconcile net cash provided by operating activities:
Gains on divestitures	(39)	(281)
Depreciation and amortization	1,539	1,561
Non-cash compensation expense	211	55
Deferred income taxes	79	102
Provision for losses on accounts receivable and inventory	127	187
Loss on the retirement of debt	2	908
Other non-cash items	36	20
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(254)	(761)
Inventories	(721)	(302)
Accounts payable	228	211
Accrued and other liabilities	(659)	135
Other	(144)	19

Net cash provided by operating activities	3,193	4,044

Net cash (used in) provided by discontinued operating activities	(43)	4

Cash Flows From Investing Activities:
Capital expenditures	(1,118)	(974)
Proceeds from disposal of assets	28	67
Acquisition of businesses, net of cash acquired	(155)	(15)
Acquisition of customer accounts (ADT dealer program)	(266)	(227)
Purchase accounting and holdback liabilities	(23)	(29)
Divestiture of businesses, net of cash retained	933	303
Decrease (increase) in investments	45	(153)
Decrease in restricted cash	47	5
Other	—	(27)

Net cash used in investing activities	(509)	(1,050)

Net cash used in discontinued investing activities	(89)	(30)

Cash Flows From Financing Activities:
Net repayment of short-term debt	(1,214)	(1,916)
Repayment of long-term debt, including debt tenders	(4)	(2,516)
Proceeds from exercise of share options	204	171
Dividends paid	(605)	(427)
Repurchase of common shares by subsidiary	(1,918)	(1)
Transfers to discontinued operations	(236)	(136)
Other	(20)	(19)

Net cash used in financing activities	(3,793)	(4,844)

Net cash provided by discontinued financing activities	144	43

Effect of currency translation on cash	17	33
Net decrease in cash and cash equivalents	(1,080)	(1,800)
Less: net increase in cash related to discontinued operations	(12)	(17)
Cash and cash equivalents at beginning of period	3,212	4,490

Cash and cash equivalents at end of period	$2,120	$2,673

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

For the Nine Months Ended June 30, 2006 and July 1, 2005

(in millions)

	Number of Common Shares	Common Shares $0.20 Par Value	Share Premium	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2004	2,010	$402	$8,315	$15,319	$5,740	$516	$30,292
Comprehensive income:
Net income					2,115		2,115
Currency translation						(31)	(31)
Unrealized loss on marketable securities						(2)	(2)
Minimum pension liability, net of tax benefit of $8						(21)	(21)

Total comprehensive income							2,061
Dividends declared					(604)		(604)
Share options exercised, including tax benefit of $36	9	2	169	36			207
Compensation expense	2			57			57
Exchange of convertible debt	2			24			24
Reporting calendar alignment					26		26
Other			2	1			3

Balance at July 1, 2005	2,023	$404	$8,486	$15,437	$7,277	$462	$32,066

	Number of Common Shares	Common Shares $0.20 Par Value	Share Premium	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2005	2,015	$403	$8,540	$15,249	$7,993	$265	$32,450
Comprehensive income:
Net income					2,460		2,460
Currency translation						327	327
Minimum pension liability						(3)	(3)

Total comprehensive income							2,784
Dividends declared					(607)		(607)
Restricted share grants, net of forfeitures	4	1		(1)			—
Share options exercised, including tax benefit of $1	12	2	202	1			205
Repurchase of common shares by subsidiary	(71)	(14)		(1,904)			(1,918)
Exchange of convertible debt	54	11		1,224			1,235
Compensation expense				217			217
Other				20			20

Balance at June 30, 2006	2,014	$403	$8,742	$14,806	$9,846	$589	$34,386

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

        The Consolidated Financial Statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim period. The results reported in these Consolidated Financial Statements should not be taken as indicative of results that may be expected for the entire year.

        The income tax provision for the nine months ended June 30, 2006 includes a $127 million favorable adjustment related to a correction to prior year tax reserves on legacy tax matters.

        Change in Fiscal Year and Reporting Calendar Alignment—Effective October 1, 2004, Tyco changed its fiscal year end from a calendar fiscal year ending September 30 to a "52-53 week" year ending on the last Friday of September, such that each quarterly period will be 13 weeks in length. In addition, certain of the Company's subsidiaries had consistently closed their books up to one month prior to the Company's fiscal period end. These subsidiaries now report results for the same period as the reported results of the consolidated Company. The impact of this change was not material to the Consolidated Financial Statements. Net income for the transition period related to this change was $26 million and was reported within Shareholders' Equity during 2005. References to 2006 and 2005 are to Tyco's fiscal quarters ending June 30, 2006 and July 1, 2005, respectively, unless otherwise indicated.

        Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation.

        Recently Adopted Accounting Pronouncement—Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, as amended, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Tyco adopted SFAS No. 123R using the modified prospective application transition method. Under this method, compensation cost is recognized for the unvested portion of share-based payments granted prior to October 1, 2005 and all share-based payments granted subsequent to September 30, 2005 over the related vesting period. Prior to the first quarter of 2006, the Company applied the intrinsic value based method prescribed in APB Opinion No. 25 in accounting for employee stock based compensation. Prior period results have not been restated. Due to the adoption of SFAS No. 123R, the Company's results for the three and nine months ended June 30, 2006 include incremental share-based compensation expense totaling

$38 million and $132 million, respectively. As such, basic and diluted earnings per share were impacted by $0.01 and $0.05 for the three and nine months ended June 30, 2006, respectively.

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

        In June 2005, the FASB issued Staff Position ("FSP") No. 143-1, "Accounting for Electronic Equipment Waste Obligations," which provides guidance on accounting for historical waste obligations associated with the European Union Waste, Electrical and Electronic Equipment Directive ("WEEE Directive"). Under the directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced, at which time the waste management obligation may be transferred to the producer of the replacement equipment. FSP No. 143-1 is effective for the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable European Union member country. As of the end of the third quarter of 2006, the Company continues to monitor and evaluate the effects that the adoption of FSP No. 143-1 will have on the results of operations and financial condition. Such effects will depend on the respective laws and regulations adopted by the EU member countries, their implementation guidance and the type of recycling programs and systems that are established.

        In June 2006, FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This Interpretation introduces an accounting model under which companies will record uncertain tax positions in the financial statements, and establishes the criteria for recognizing, derecognizing and classifying such positions. Further, the interpretation addresses disclosure requirements relating to uncertain tax positions and requires a detailed roll-forward of the amounts of unrecognized tax benefits. FIN No. 48 is effective for Tyco in the first quarter of fiscal 2008. The Company is currently assessing the impact that FIN No. 48 will have on the results of its operations, financial position or cash flows.

2.    Restructuring and Asset Impairment Charges, Net

        During the nine months ended June 30, 2006, the Company recorded net restructuring and asset impairment charges of $30 million, which includes $2 million reflected in cost of sales for the non-cash write down in carrying value of inventory. The remaining charge is comprised of net restructuring charges of $20 million and impairments of long-lived assets of $8 million. Restructuring charges during the nine months ended June 30, 2006 were $36 million, which includes $28 million of severance and $8 million of facility exit and other charges. The Company completed restructuring activities announced in prior years for amounts less than originally anticipated and accordingly reversed $13 million of restructuring reserves. The Company also recorded other non-cash credits of $3 million. Most of the restructuring initiatives undertaken during 2006 relate to the Electronics and Fire and Security segments.

        During the nine months ended July 1, 2005, the Company recorded net restructuring and asset impairment charges of $13 million, which includes $3 million reflected in cost of sales for the non-cash write down in carrying value of inventory. The remaining charge is comprised of net restructuring charges of $8 million and impairments of long-lived assets of $2 million. Restructuring charges during the nine months ended July 1, 2005 were $40 million, which consisted of $19 million of severance, $11 million of facility exit charges and $10 million of other charges. The Company completed restructuring activities announced in prior years for amounts less than originally anticipated and accordingly reversed $15 million of restructuring reserves. The Company also recorded other net non-cash credits of $17 million.

Restructuring Reserves

        Restructuring reserves from September 30, 2005 to June 30, 2006 by the year in which the restructuring action was initiated are as follows ($ in millions):

	Year of Restructuring Action
	2006	2005	2004	2003 and Prior	Total
Balance at September 30, 2005	$—	$6	$51	$82	$139
Charges	29	1	1	5	36
Reversals	(1)	(1)	(3)	(8)	(13)
Utilization	(15)	(4)	(16)	(11)	(46)
Reclass/Transfers	—	—	(1)	5	4

Balance at June 30, 2006	$13	$2	$32	$73	$120

        Restructuring reserves by segment are as follows ($ in millions):

	June 30, 2006	September 30, 2005
Electronics	$76	$81
Fire and Security	35	45
Healthcare	—	1
Engineered Products and Services	6	9
Corporate	3	3

	$120	$139

        At June 30, 2006, $44 million of restructuring reserves are included on the Consolidated Balance Sheets in accrued and other current liabilities and $76 million are included in other liabilities. At September 30, 2005, $52 million of restructuring reserves are included on the Consolidated Balance Sheets in accrued and other current liabilities and $87 million are included in other liabilities.

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

        In connection with the Proposed Separation, the Company estimates that the total costs to complete the transaction could approximate $1.0 billion, largely for tax restructuring and debt refinancing. During the three and nine months ended June 30, 2006, the Company incurred $56 million and $89 million, respectively, of costs related to the Proposed Separation.

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

4.    Discontinued Operations, Divestitures and Acquisitions

Discontinued Operations

        In May 2005, Tyco announced its intent to explore the divesture of its Plastics and Adhesives business segment, a global manufacturer of plastic film, specialty tapes and adhesives, coated products and garment hangers. At September 30, 2005, the Plastics and Adhesives segment met the held for sale and discontinued operations criteria and was included in discontinued operations in all periods presented.

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

        During the second quarter of 2006, the Company consummated the sale of the Plastics, Adhesives and Ludlow Coated Products businesses for $975 million in gross cash proceeds. Final working capital and other adjustments resulted in net proceeds of $882 million. The Company recognized a pre-tax loss on sale of approximately $7 million, in addition to the $275 million pre-tax impairment charge recorded during the first quarter of 2006. The sales agreement also provides for a contingent future payment of up to $30 million to Tyco based on average resin prices during the twelve month period beginning on October 1, 2005.

        Also, during the second quarter of 2006, the Company reassessed the recoverability of the carrying value for the A&E Products Group in conjunction with the terms and conditions included in the definitive sale agreement entered into during the quarter. As a result of this reassessment, the Company recorded an additional pre-tax impairment charge of $5 million to write the business down to its fair value less costs to sell. The sale of the A&E Products Group was consummated in the third quarter of 2006 for gross cash proceeds of $5 million. The Company recognized an additional pre-tax loss on sale of $3 million.

        During the third quarter of 2006, the Company approved a plan to divest the Printed Circuit Group ("PCG") business, a component of the Electronics segment. At June 30, 2006, the PCG business met the held for sale and discontinued operations criteria and was included in discontinued operations in all periods presented, see Note 16.

        During the nine months ended July 1, 2005, the Company recorded a $202 million pre-tax goodwill and long-lived asset impairment charge in the A&E Products Group based on an interim assessment of the recoverability of both goodwill and long-lived assets. As a result of this assessment, the Company determined that the book value of certain long-lived assets in the A&E Products reporting unit was greater than their estimated fair value and consequently recorded a long-lived asset impairment charge of $40 million. The Company also determined that the book value of the A&E Products reporting unit was in excess of its estimated fair value which resulted in a goodwill impairment charge of $162 million.

        During the nine months ended July 1, 2005, the Company divested eight businesses that were reported as discontinued operations and reported pre-tax losses on sales of $66 million.

        Net revenue, income from operations, loss on sale and income taxes for discontinued operations are as follows ($ in millions):

	For the Nine Months Ended
	June 30, 2006	July 1, 2005
Net revenue	$1,088	$1,914
Income from discontinued operations	10	52
Loss on sale of discontinued operations	(311)	(267)
Income taxes	(27)	119

Loss from discontinued operations, net of income taxes	$(328)	$(96)

Losses (gains) on divestitures

        During the nine months ended June 30, 2006, the Company divested five businesses that were reported as continuing operations in Fire and Security and Healthcare. The Company recorded net gains on divestitures of $45 million in connection with the divestiture of these businesses, less $6 million of divestiture charges related to the write-down to estimated fair value and costs to sell certain other held for sale businesses.

        In November 2004, Tyco agreed to sell the Tyco Global Network ("TGN") business, its undersea fiber optic telecommunication network. The sale was consummated on June 30, 2005. As part of the sale transaction, Tyco received gross cash proceeds of $130 million, and the purchaser assumed certain liabilities. In connection with this sale, Tyco recorded a $305 million pre-tax gain which is reflected in losses (gains) on divestitures in the Consolidated Statements of Income for the nine months ended July 1, 2005. The Company has presented the operations of the TGN in continuing operations as the criteria for discontinued operations were not met.

        During the nine months ended July 1, 2005, the Company divested nine other businesses that were within the Fire and Security, Healthcare and Engineered Products and Services segments. The Company reported losses and impairments on divestitures to write the carrying value of such assets down to their estimated fair value, less costs to sell, of $24 million, including $3 million reflected in cost of sales.

Businesses Held for Sale

        Balance sheet information for discontinued operations and other businesses held for sale is as follows ($ in millions):

	June 30, 2006	September 30, 2005
Accounts receivable, net	$84	$300
Inventories	56	237
Other current assets	2	22
Long-lived assets including goodwill, property, plant and equipment and intangibles, net	112	1,000
Other non-current assets	3	9

Total assets	$257	$1,568

Accounts payable	$35	$140
Accrued and other current liabilities	19	158
Other liabilities	—	22

Total liabilities	$54	$320

Acquisitions

        During the nine months ended June 30, 2006, Tyco's Healthcare segment acquired over 90% ownership in Floreane Medical Implants, S.A. ("Floreane") for approximately $123 million in cash, net of cash acquired of $3 million. Floreane is an innovator in the development of surgical support implants for parietal, urological and gynecological surgery. Additional outstanding shares are expected to be acquired during the remainder of 2006. Cash paid for other acquisitions totaled $32 million.

        During the nine months ended July 1, 2005, the Company completed five acquisitions for an aggregate cost of $15 million.

        The results of operations of the acquired companies have been included in the consolidated results from the respective acquisition dates. These acquisitions did not have a material effect on the Company's financial position, results of operations or cash flows.

        At June 30, 2006, $45 million of acquisition liabilities remained on the Consolidated Balance Sheets, of which $16 million are included in accrued and other current liabilities and $29 million are included in other liabilities. These acquisition liabilities relate to facility exit costs, employee severance and benefits, distributor and supplier cancellation fees and other costs. At September 30, 2005, $70 million of acquisition liabilities remained on the Consolidated Balance Sheets, of which $24 million are included in accrued and other current liabilities and $46 million are included in other liabilities.

        During the nine months ended June 30, 2006 and July 1, 2005, the Company paid $97 million ($23 million reported in continuing operations and $74 million reported in discontinued operations) and $29 million, respectively, relating to purchase accounting and holdback liabilities related to certain prior period acquisitions. Holdback liabilities represent a portion of the purchase price that is withheld from the seller pending finalization of the acquisition balance sheet and other contingencies. At June 30, 2006, holdback liabilities on our Consolidated Balance Sheets were $72 million, of which $8 million are included in accrued and other current liabilities and $64 million are included in other liabilities. At September 30, 2005, holdback liabilities on our Consolidated Balance Sheets were $148 million, of which $79 million are included in accrued and other current liabilities and $69 million are included in other liabilities. Approximately $52 million and $134 million of the total holdback liabilities at June 30, 2006 and September 30, 2005, respectively, are retained liabilities of discontinued operations.

5.    Cumulative Effect of Accounting Change

        During 2005, the Company changed the measurement date for its pension and postretirement benefit plans, from September 30th to August 31st, effective October 1, 2004. The Company believes that the one-month change of measurement date was a preferable change as it allows management adequate time to evaluate and report the actuarial information in the Company's Consolidated Financial Statements under the accelerated reporting deadlines. As a result of this change, the Company recorded a $21 million after-tax gain ($28 million pre-tax) cumulative effect adjustment in the nine months ended July 1, 2005.

6.    Earnings Per Share

        The reconciliations between basic and diluted earnings per share are as follows (in millions, except per share data):

	Quarter Ended June 30, 2006			Quarter Ended July 1, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share:
Income from continuing operations	$896	2,024	$0.44	$1,076	2,015	$0.53
Share options, restricted share awards and deferred stock units	—	14		—	14
Exchange of convertible debt	4	34		16	120

Diluted earnings per share:
Income from continuing operations, giving effect to dilutive adjustments	$900	2,072	$0.43	$1,092	2,149	$0.51

	Nine Months Ended June 30, 2006			Nine Months Ended July 1, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share:
Income from continuing operations	$2,788	2,015	$1.38	$2,190	2,011	$1.09
Share options, restricted share awards and deferred stock units	—	16		—	18
Exchange of convertible debt	26	66		61	150

Diluted earnings per share:
Income from continuing operations, giving effect to dilutive adjustments	$2,814	2,097	$1.34	$2,251	2,179	$1.03

        The computation of diluted earnings per common share for the quarter and nine months ended June 30, 2006 excludes the effect of the potential exercise of options to purchase approximately 88 million shares for both periods because the effect would be anti-dilutive.

        The computation of diluted earnings per common share for the quarter and nine months ended July 1, 2005 excludes the effect of the potential exercise of options to purchase approximately 76 million and 73 million shares, respectively, because the effect would be anti-dilutive.

7.    Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill are as follows ($ in millions):

	Electronics	Fire and Security	Healthcare	Engineered Products and Services	Total
Balance at September 30, 2005	$7,395	$8,032	$5,973	$3,157	$24,557
Purchase accounting adjustments	—	(28)	(14)	3	(39)
Acquisitions (divestitures)	9	(6)	49	1	53
Currency translation	12	66	13	43	134

Balance at June 30, 2006	$7,416	$8,064	$6,021	$3,204	$24,705

        The gross carrying amount and accumulated amortization of the Company's intangible assets are as follows ($ in millions):

	June 30, 2006			September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Contracts and related customer relationships	$5,190	$2,923	12 years	$4,974	$2,638	12 years
Intellectual property	3,011	1,123	21 years	2,921	992	20 years
Other	210	71	27 years	211	70	27 years

Total	$8,411	$4,117	16 years	$8,106	$3,700	16 years

Non-Amortizable:
Intellectual property	$653			$652
Other	32			27

Total	$685			$679

        Intangible asset amortization for the quarters ended June 30, 2006 and July 1, 2005 was $162 million and $163 million, respectively. Intangible asset amortization for each of the nine months ended June 30, 2006 and July 1, 2005 was $488 million and $489 million, respectively. The estimated amortization expense on intangible assets currently owned by the Company is expected to be approximately $150 million for the remainder of 2006, $600 million for 2007, $550 million for 2008, $500 million for 2009, $400 million for 2010, and $350 million for 2011.

8.    Debt

        Debt was as follows ($ in millions):

	June 30, 2006	September 30, 2005
6.375% public notes due 2006(2)	$—	$1,000
5.8% public notes due 2006(1)(2)	700	700
6.125% Euro denominated public notes due 2007(1)	753	721
6.5% notes due 2007	100	100
2.75% convertible senior debentures due 2018 with a 2008 put option	—	1,242
6.125% public notes due 2008	399	399
7.2% notes due 2008	85	85
5.5% Euro denominated notes due 2008	859	823
6.125% public notes due 2009	399	399
6.75% public notes due 2011	999	999
6.375% public notes due 2011	1,500	1,500
6.5% British Pound denominated public notes due 2011	369	353
6.0% notes due 2013	997	996
7.0% debentures due 2013	87	86
3.125% convertible senior debentures due 2023 with a 2015 put option	750	750
7.0% public notes due 2028	497	497
6.875% public notes due 2029	790	790
6.5% British Pound denominated public notes due 2031	516	502
Other(1)(2)	245	587

Total debt	10,045	12,529
Less current portion	1,491	1,930

Long-term debt	$8,554	$10,599

(1)
These instruments, plus $38 million of the amount shown as other, comprise the current portion of long-term debt as of June 30, 2006.

(2)
These instruments, plus $230 million of the amount shown as other, comprise the current portion of long-term debt as of September 30, 2005.

        Tyco International Group S.A., a wholly-owned subsidiary of the Company organized under the laws of Luxembourg ("TIGSA"), holds a $1.0 billion 5-year revolving credit facility expiring on December 16, 2009. TIGSA also holds a $1.5 billion 3-year revolving bank credit facility which was amended on June 28, 2006 to extend the maturity date from December 22, 2006 to December 21, 2007. Additionally, TIGSA holds a $500 million 3-year unsecured letter of credit facility expiring on June 15, 2007. At June 30, 2006, letters of credit of $475 million have been issued under the $500 million facility and $25 million remains available for issuance. There were no amounts borrowed under the credit facilities at June 30, 2006.

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

        As of June 30, 2006, TIGSA had $750 million outstanding of its 3.125% convertible senior debentures due 2023 with a 2015 put option ("the 3.125% convertible senior debentures"). These debentures are fully and unconditionally guaranteed by Tyco and, at any time, holders may convert each $1,000 principal amount of the debentures into 45.9821 Tyco common shares prior to the stated maturity at a rate of $21.7476 per share. Additionally, holders of the 3.125% convertible senior debentures may require TIGSA to purchase all or a portion of their debentures on January 15, 2015. If the option is exercised, TIGSA must repurchase the debentures at par plus accrued interest, and may elect to repurchase the securities for cash, Tyco common shares, or some combination thereof. TIGSA may redeem for cash some or all of the 3.125% convertible senior debentures at any time on or after January 20, 2008, for an amount equal to the redemption price.

        During the nine months ended June 30, 2006, the Company utilized $1.0 billion in cash for scheduled repayments of public notes.

9.    Commitments and Contingencies

        At June 30, 2006, the Company had a contingent purchase price liability of $80 million related to the 2001 acquisition of Com-Net by Electronics. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in Tyco's Consolidated Financial Statements as the outcome of this contingency cannot be reasonably determined.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

Class Actions

        As a result of actions taken by the Company's former senior corporate management, Tyco, some members of the Company's former senior corporate management, former members of our Board of Directors and the Company's current Chief Executive Officer and General Counsel and former Chief Financial Officer are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws. Tyco, certain of the Company's current and former employees, some members of the Company's former senior corporate management and some former members of the Company's Board of Directors also are named as defendants in several Employee Retirement Income Security Act ("ERISA") class actions. In addition, some members of the

Company's former senior corporate management are subject to a SEC inquiry. The findings and outcomes of the SEC inquiry may affect the course of the purported securities class actions and ERISA class actions pending against Tyco. The Company is generally obligated to indemnify its directors and officers and its former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, the Company's insurance carriers may decline coverage, or the Company's coverage may be insufficient to cover its expenses and liability, in some or all of these matters. While the Company may from time to time seek to engage plaintiff's counsel in settlement discussions, the Company is unable at this time to estimate what its ultimate liability in these matters may be, and it is possible that the Company will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on its financial position, results of operations or cash flows. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

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

        On April 17, 2006, the Company reached a settlement that closes the SEC Enforcement Division's investigation of certain accounting practices and other actions by former Tyco officers. On April 25, 2006, the United States District Court for the Southern District of New York entered a final judgment in which the Company was ordered to pay $1 in disgorgement and a fine of $50 million. During the quarter, the Company satisfied the judgment which was accrued in 2005.

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

        Under the terms of the Settlement, Tyco on behalf of Nellcor, paid Masimo a total of $330 million on January 19, 2006, which represents $265 million in damages in the patent case for sales through January 31, 2006 (after which the infringing products will no longer be sold) and $65 million as an advance royalty for oximetry sales including Nellcor's new 06 technology products from February 1, 2006 through December 31, 2006. In 2005, Tyco recorded a liability of $277 million related to this matter. The Settlement does not resolve the Masimo antitrust lawsuit or the related consumer antitrust class lawsuits described below. Under the terms of the Settlement, Nellcor received from Masimo a covenant not to sue on the Nellcor 06 products as well as a termination of all pending patent litigation with Masimo. In March 2011, Nellcor has the option to terminate Masimo's covenant not to sue and the obligation to pay future royalties on Nellcor's current products as well as any next-generation products. In addition, Nellcor will discontinue making, offering to sell, selling or shipping any products that the court found infringed on the patents held by Masimo, but will continue to provide service and sensors for the previously sold products.

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

        On March 22, 2006, the district court issued its Memorandum of Decision regarding the post-trial motions. In the Memorandum, the district court (i) vacated the jury's liability findings on two business practices; (ii) affirmed the jury's liability finding on two other business practices; (iii) vacated the jury's damage award in its entirety, and (iv) ordered a new trial on damages. The district court scheduled the new trial on the damages for October 10, 2006.

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

        As previously reported in the Company's periodic filings, Applied Medical Resources Corp. ("Applied Medical") v. United States Surgical ("U.S. Surgical") is a patent infringement action that was filed in the United States District Court for the Central District of California in April 1999 in which U.S. Surgical, a subsidiary of Tyco, is the defendant. In February 2002, the district court held that U.S. Surgical's VERSASEAL universal seal system, contained in certain surgical trocar and access devices manufactured by U.S. Surgical, infringed certain of the plaintiff's patents. The district court entered a permanent injunction against U.S. Surgical based upon infringement of one of the three patents involved in the suit. The United States Court of Appeals for the Federal Circuit affirmed the district court's permanent injunction ruling in September 2003 for the VERSASEAL product, which is no longer on the market. In October 2003, the district court ruled in U.S. Surgical's favor, holding that two other patents involved in the case were invalid. A trial on damages for the earlier infringement ruling in the district court concluded on July 27, 2004. The jury awarded Applied Medical $44 million in damages and returned a finding that the earlier infringement was willful, giving the district court discretion to enhance those damages to up to treble the damages awarded to Applied Medical by the jury. On October 1, 2004, the district court issued post-trial rulings that denied U.S. Surgical's motion to set aside the jury's finding on willfulness and granted Applied Medical's motion for enhanced damages, enhancing the jury's damages award by 25%, or $11 million. On January 27, 2005, the district court awarded Applied Medical $10 million in costs, prejudgment interest and attorneys' fees. Thus, Applied Medical's total award was $65 million. U.S. Surgical appealed the damages award and the willfulness finding to the Court of Appeals for the Federal Circuit. On January 24, 2006, the Court of Appeals issued a decision affirming the award to Applied Medical. On February 17, 2006, Tyco, on behalf of U.S. Surgical, paid Applied Medical $66 million which includes post-judgment interest accrued during the appeal. Tyco previously recorded a liability of $66 million related to this matter.

        On July 31, 2003, Applied Medical filed another patent infringement suit against U.S. Surgical in the United States District Court for the Central District of California. The complaint alleges that U.S. Surgical's VERSASEAL Plus trocar product infringes Applied Medical's U.S. Patent No. 5,385,533. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical's motion for summary judgment. Applied Medical appealed the summary judgment ruling. On May 15, 2006, the United

States Court of Appeals for the Federal Circuit issued a decision on the appeal vacating the district court's grant of summary judgment and remanding the case for further proceedings. The district court has scheduled a status hearing on this case for October 16, 2006. It is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 30, 2006, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $127 million to $406 million. As of June 30, 2006, Tyco concluded that the best estimate within this range is approximately $189 million, of which $32 million is included in accrued and other current liabilities and $157 million is included in other liabilities on our Consolidated Balance Sheets. In view of the Company's financial position and reserves for environmental matters of $189 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

        Tyco has recorded asset retirement obligations for the estimated future costs associated with legal obligations to decommission two nuclear facilities. As of June 30, 2006 and September 30, 2005, the Company's asset retirement obligations were $74 million and $69 million, respectively. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

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

        Tyco's involvement in asbestos cases has been limited because its subsidiaries did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. The Company will continue to vigorously defend these lawsuits and the Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims. When appropriate, the Company settles claims; however, the total amount paid to date to settle and defend all asbestos claims has been immaterial. As of June 30, 2006, there were approximately 15,000 asbestos liability cases pending against the Company and its subsidiaries.

        The Company estimates its pending asbestos claims and claims that were incurred but not reported, as well as related insurance and indemnification recoveries. The Company's estimate of the liability for pending and future claims is based on claim experience over the past five years and covers claims expected to be filed through the year 2012. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, the Company believes that the final outcome of all known and anticipated future claims, after taking into account its substantial indemnification rights and insurance coverage, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Income Taxes

        The Company and its subsidiaries' income tax returns are periodically examined by various regulatory tax authorities. In connection with such examinations, tax authorities, including the United States Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. The Company is reviewing and contesting certain of the proposed tax adjustments. While the timing and ultimate resolution of the remaining matters is uncertain, the Company anticipates that certain of these matters could be resolved over the next several quarters. Amounts related to these tax adjustments and other tax contingencies that management has assessed as probable and estimable have been recorded.

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

Other Matters

        Earth Tech v. City of Phoenix is a contract dispute arising from Earth Tech's contract with the City of Phoenix, Arizona for expansion of the City's 91st Avenue Waste Water Treatment Plant. On December 21, 2005, Earth Tech filed a lawsuit against the City of Phoenix in the Maricopa County Superior Court alleging $3 million in damages plus interest for the City's failure to pay dewatering and computer systems costs related to the 91st Avenue project. After the City rejected Earth Tech's administrative claim against the City, Earth Tech filed and served a First Amended Complaint upon the City of Phoenix. In its First

Amended Complaint, Earth Tech alleged eighteen causes of action and requested the following: (i) a recovery of at least $73 million for the value of the services performed by Earth Tech in connection with the contract; (ii) a rescission of the contract; (iii) an equitable adjustment of the Contract price for additional dewatering services and the Computer Control System; and (iv) costs for demobilization and termination of the contract. The City of Phoenix filed a Motion to Dismiss rather than filing an answer to the First Amended Complaint on May 18, 2006. The Court has not ruled on this motion.

        On December 29, 2005, the City of Phoenix filed a lawsuit against Earth Tech, Inc., its surety, Federal Insurance Company and other unnamed parties in the Maricopa County Superior Court, The City of Phoenix v. Earth Tech, Inc., Federal Insurance Company and John Does 1-50. The lawsuit is in connection with the City of Phoenix's termination on August 12, 2005 of Earth Tech's contract with the City of Phoenix, Arizona for expansion of the City's 91st Avenue Waste Water Treatment Plant. The City alleges the following causes of action: (i) Earth Tech breached its Pre-Construction Services and Construction Management at Risk Contracts; (ii) Earth Tech did not properly, reasonably or timely manage, supervise or inspect the work under the Contracts; (iii) Federal Insurance breached the terms and conditions of the performance bond; and (iv) Federal Insurance failed to investigate the City's Bond Claims. The City requested unspecified general, consequential, incidental, special and liquidated damages plus interest as its relief. On February 8, 2006, Earth Tech filed a Motion to Dismiss the City's Complaint in which Federal Insurance Company joined. The Presiding Judge of Maricopa County Superior Court on July 11, 2006 consolidated all of the pending lawsuits related to this dispute on the Court's complex litigation docket. At this time, Tyco cannot predict the outcome of this matter and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of this matter.

        The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or cash flows.

10.    Retirement Plans

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows ($ in millions):

	U.S. Plans
	For the Quarters Ended		For the Nine Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Service cost	$6	$5	$18	$16
Interest cost	31	32	94	96
Expected return on plan assets	(41)	(38)	(123)	(115)
Amortization of prior service cost	—	1	2	3
Amortization of net actuarial loss	13	10	38	30

Net periodic benefit cost	$9	$10	$29	$30

	Non-U.S. Plans
	For the Quarters Ended		For the Nine Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Service cost	$28	$26	$86	$78
Interest cost	34	34	102	102
Expected return on plan assets	(31)	(27)	(93)	(81)
Amortization of prior service benefit	—	—	(1)	—
Amortization of net actuarial loss	13	11	39	33
Curtailment/settlement loss	—	(5)	—	(5)

Net periodic benefit cost	$44	$39	$133	$127

        As previously discussed in the 2005 Form 10-K, the Company anticipates that it will contribute at least the minimum amount required to its pension plans in 2006 of $12 million for U.S plans and $107 million for non-U.S. plans. During the nine months ended June 30, 2006, the Company has contributed $88 million to its U.S. and non-U.S. pension plans.

        During the nine months ended July 1, 2005, the Company completed the merger of certain pension plans in the United Kingdom. As a result, the Company increased its minimum pension liability with a corresponding reduction of accumulated other comprehensive income of $21 million (net of income taxes).

        Net periodic postretirement benefit cost was as follows ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Service cost	$1	$1	$3	$2
Interest cost	4	5	12	15
Amortization of prior service benefit	(1)	(1)	(3)	(3)
Amortization of net actuarial loss	—	2	—	5

Net periodic postretirement benefit cost	$4	$7	$12	$19

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

        As a result of the adoption of SFAS No. 123R, the Company's results for the quarter and nine months ended June 30, 2006 include incremental share-based compensation expense of $38 million and $132 million, respectively. The total share-based compensation cost of $64 million and $216 million for the quarter and nine months ended June 30, 2006, respectively, has been included in the Consolidated Statements of Income within selling, general and administrative expenses. For the quarter and nine months ended June 30, 2006, the Company has recognized a related tax benefit associated with its share-based compensation arrangements totaling $16 million and $51 million, respectively.

        Prior to October 1, 2005, the Company accounted for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the stock at the date of grant. Had the fair value based method as prescribed by SFAS No. 123 been applied by Tyco, the effect on net income and earnings per share for the quarter and nine months ended July 1, 2005 would have been as follows ($ in millions, except per share data):

	Quarter Ended July 1, 2005	Nine Months Ended July 1, 2005
Net income, as reported	$1,193	$2,115
Add: Employee compensation expense for share options included in reported net income, net of income taxes	2	9
Less: Total employee compensation expense for share options determined under fair value method, net of income taxes	(39)	(122)

Net income, pro forma	$1,156	$2,002

Earnings per share:
Basic—as reported	$0.59	$1.05
Basic—pro forma	0.57	1.00
Diluted—as reported	0.56	1.00
Diluted—pro forma	0.55	0.95

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

        The 2004 Plan provides for a maximum of 160 million common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2004 Plan. In addition, any common shares that have been approved by the Company's shareholders for issuance under the LTIP Plans but which have not been awarded thereunder as of January 1, 2004, reduced by the number of common shares related to Awards made under the LTIP Plans between January 1, 2004 and March 25, 2004, the date the 2004 Plan was approved by shareholders, (or which have been awarded but will not be issued, owing to expiration, forfeiture, cancellation, return to the Company or settlement in cash in lieu of common shares on or after January 1, 2004) and which are no longer available for any reason (including the termination of the LTIP Plans) will also be available for issuance under the 2004 Plan. When common shares are issued pursuant to a grant of restricted stock and restricted units (collectively, "restricted share awards"), deferred stock units, promissory stock, and performance units or as payment of an annual performance bonus or other stock-based award, the total number of common shares remaining available for grant will be decreased by a margin of at least 1.8 per common share issued. At June 30, 2006, there were approximately 170 million shares available for future grant under the 2004 Plan (including shares available under both the LTIP I and LTIP II Plans that are now assumable under the 2004 Plan).

        The 1994 Plan provided for the issuance of restricted share grants to officers and non-officer employees. The 1994 plan expired in November 2004; thus no additional grants of restricted stock have been made under this plan since November 2004 and no shares are available for future grant. At June 30, 2006, 29 million restricted shares had been granted, of which 13 million were granted under the 2004 Plan and 16 million were granted under the 1994 Plan.

        The LTIP I Plan reserved common shares for issuance to Tyco's directors, executives and managers as share options. This plan is administered by the Compensation and Human Resources Committee of the Board of Directors of the Company, which consists exclusively of independent directors of the Company. Tyco had reserved 140 million common shares for issuance under the LTIP I Plan. At June 30, 2006, there were approximately 29 million shares originally reserved for issuance under this plan that are now available for future grant under the 2004 Plan.

        The LTIP II Plan was a broad-based option plan for non-officer employees. Tyco had reserved 100 million common shares for issuance under the LTIP II Plan. The terms and conditions of this plan are similar to the LTIP I Plan. At June 30, 2006, there were approximately 34 million shares originally reserved for issuance under this plan that are now available for future grant under the 2004 Plan.

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

        The Company also maintains two other employee stock purchase plans for the benefit of employees of certain qualified non-U.S. subsidiaries. Under one plan, eligible employees are granted options to purchase shares at the end of three years of service at 85% of the market price at the time of grant. As of June 30, 2006, there were approximately 2 million options outstanding and 7 million shares available for future issuance under this plan. All shares purchased under the other plan are purchased on the open market.

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

        At June 30, 2006, 401 million share options had been granted, of which 230 million, 124 million and 47 million were granted under the LTIP I, LTIP II and 2004 Plans, respectively.

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

	For the Quarter Ended	For the Nine Months Ended
	June 30, 2006	June 30, 2006	July 1, 2005
Expected stock price volatility	33%	34%	35%
Risk free interest rate	5.0%	4.3%	3.9%
Expected life of options (years)	4.5	4.2	4.1
Expected annual dividend per share	$0.40	$0.40	$0.40

        No new grants were made for the quarter ended July 1, 2005. The weighted-average grant-date fair value of options granted during the quarter ended June 30, 2006 was $8.41. The weighted-average grant-date fair values of options granted during the nine months ended June 30, 2006 and July 1, 2005 were $9.00 and $11.06, respectively. The total intrinsic value of options exercised during the quarter and nine months ended June 30, 2006 was $28 million and $92 million, respectively. The total intrinsic value of options exercised during the quarter and nine months ended July 1, 2005 was $36 million and $120 million, respectively. The excess cash tax benefit classified as a financing cash inflow for the nine months ended June 30, 2006 was not significant.

        A summary of option activity as of June 30, 2006 and changes during the nine months then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at October 1, 2005	140,502,534	$32.80
Granted	10,783,427	29.02
Exercised	(9,826,551)	18.33
Expired	(11,334,098)	43.21
Forfeited	(3,630,183)	32.03

Outstanding at June 30, 2006	126,495,129	32.68	5.9	$394
Vested and unvested expected to vest at June 30, 2006	124,869,652	32.70	5.9	394
Exercisable at June 30, 2006	98,819,899	33.34	5.2	362

        As of June 30, 2006, there was $198 million of total unrecognized compensation cost related to non-vested share options granted. The cost is expected to be recognized over a weighted-average period of 1.4 fiscal years.

        Restricted Share Awards—Restricted share awards are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant under the 2004 Plan. Tyco's restricted share awards generally cliff vest after three years. All restrictions on the award will lapse upon normal retirement, death or disability of the employee.

        For grants which vest based on certain specified performance criteria, the fair market value of the shares or units is expensed over the period of performance, once achievement of criteria is deemed probable. For grants that vest through passage of time, the fair market value of the award at the time of the grant is amortized to expense over the period of vesting. Recipients of restricted shares have the right to vote such shares and receive dividends, whereas recipients of restricted units have no voting rights and receive dividend equivalents. The fair value of restricted share awards is determined based on the number of shares granted and the market value of the Company's shares on the grant date. During the nine months ended June 30, 2006, the Company granted one million performance-based restricted share awards at a fair value of $29.00, on the grant date. Such shares generally vest over a period of three years, as determined by the Compensation Committee, upon attainment of various levels of performance that equal or exceed targeted levels.

        The compensation expense recognized for all restricted share awards is net of estimated forfeitures. A summary of the status of the Company's restricted share awards as of June 30, 2006 and changes during the nine months then ended are presented below:

Nonvested Restricted Share Awards	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at October 1, 2005	7,348,292	$28.54
Granted	6,373,900	28.86
Vested	(1,102,882)	18.96
Forfeited	(1,053,252)	28.19

Nonvested at June 30, 2006	11,566,058	29.64

        The weighted-average grant-date fair value of shares granted during the quarter and nine months ended July 1, 2005 was $31.32 and $35.58, respectively. The weighted-average grant-date fair value of shares vested during the quarter and nine months ended June 30, 2006 was $8 million and $21 million, respectively. As of June 30, 2006, there was $206 million of total unrecognized compensation cost related to non-vested restricted share awards. That cost is expected to be recognized over a weighted-average period of 2.1 fiscal years.

        Deferred Stock Units—Deferred Stock Units ("DSUs") are notional units that are correlated to the value of Tyco common shares with distribution deferred until termination of employment. Distribution, when made, will be in the form of actual shares. Similar to restricted share grants that vest through the passage of time, the fair market value of the DSUs at the time of the grant is amortized to expense over the vesting period. Recipients of DSUs do not have the right to vote such shares and do not have the right to receive cash dividends. However, they have the right to receive notional dividends in the form of additional DSUs. Conditions of vesting are determined at the time of grant. Under the 2004 Plan, the majority of Tyco's DSU grants vest in equal annual installments over three years. The Company has granted 2 million DSUs, of which all but 0.1 million were outstanding at June 30, 2006.

12.    Consolidated Segment Data

        The segment data presented have been reclassified to exclude the results of discontinued operations. In addition, the results of the TGN business, which was sold in the third quarter of 2005, are presented within

Corporate for the quarter and nine months ended July 1, 2005. Selected information by business segment is presented in the following tables ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net revenue:
Electronics	$3,319	$3,014	$9,361	$8,805
Fire and Security	2,925	2,853	8,591	8,609
Healthcare	2,464	2,440	7,160	7,128
Engineered Products and Services	1,796	1,679	5,088	4,799
Corporate(1)	—	11	—	29

Net revenue	$10,504	$9,997	$30,200	$29,370

Operating income:
Electronics	$478	$512	$1,326	$1,421
Fire and Security	315	301	832	895
Healthcare	576	678	1,694	1,948
Engineered Products and Services	99	178	460	515
Corporate(2)	(139)	187	(345)	(29)

Operating income	$1,329	$1,856	$3,967	$4,750

(1)
Net revenue for the quarter and nine months ended July 1, 2005 relates to the TGN business.

(2)
Includes gain on sale of the TGN of $307 million and $305 million for the quarter and nine months ended July 1, 2005, respectively. In addition, includes operating losses of $14 million and $54 million, respectively, related to the TGN business for the quarter and nine months ended July 1, 2005.

13.    Supplementary Balance Sheet and Cash Flow Information

      Selected supplementary balance sheet information was as follows ($ in millions):

	June 30, 2006	September 30, 2005
Purchased materials and manufactured parts	$1,180	$1,020
Work in process	1,092	937
Finished goods	2,553	2,187

Inventories	$4,825	$4,144

Land	$529	$520
Buildings	3,183	3,094
Subscriber systems	4,841	4,745
Machinery and equipment	10,158	9,731
Construction in progress	1,004	814
Accumulated depreciation	(10,532)	(9,812)

Property, plant and equipment, net	$9,183	$9,092

Accrued expenses	$3,691	$4,339
Other current liabilities	2,322	2,201

Accrued and other current liabilities	$6,013	$6,540

Long-term pension and post-retirement liabilities	$1,810	$1,704
Other long-term liabilities	6,051	5,998

Other liabilities	$7,861	$7,702

        Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

        Supplementary non-cash financing activities were as follows ($ in millions):

	For the Nine Months Ended
	June 30, 2006	July 1, 2005
Conversion of debt to common shares	$1,235	$24

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

        The Company has an off-balance sheet leasing arrangement for five cable laying sea vessels. Upon expiration of this lease in October 2006, a subsidiary of the Company has the option to buy these vessels for approximately $280 million, or return the vessels to the lessor and, under a residual guarantee, pay any shortfall in sales proceeds to the lessor from a third party in an amount not to exceed $235 million. As of June 30, 2006, the Company expects this obligation to be $54 million, which is recorded in the accompanying Consolidated Balance Sheets, based on an estimate of the fair value of the vessels performed by management with the assistance of a third-party valuation.

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

        The following table reflects the roll forward of the Company's warranty accrual for the quarter and nine months ended June 30, 2006 ($ in millions):

	For the Quarter Ended June 30, 2006	For the Nine Months Ended June 30, 2006
Balance at beginning of period	$167	$193
Accruals for warranties issued during the period	14	42
Changes in estimates related to pre-existing warranties	97	90
Settlements made	(21)	(67)
Currency translation	2	1

Balance at June 30, 2006	$259	$259

        In 2001, Engineered Products and Services initiated a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain Model GB fire sprinkler heads which were originally manufactured by Central Sprinkler prior to Tyco's acquisition. Under this program, the sprinkler heads are being replaced over a 5-7 year period free of charge to property owners. In the third quarter of 2006, the Company completed a comprehensive review of reported claims, recent claim rates and cost trends and further assessed the future of the program. The Company determined that an additional liability was necessary in order to satisfy the Company's obligation under the VRP program. As a result, the Company recorded a $100 million charge which was reflected in cost of sales. Settlements during the quarter and nine months ended June 30, 2006 include cash expenditures of $8 million and $29 million, respectively, related to the VRP.

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

        During the fourth quarter of 2005, TIGSA completed a tax-free restructuring involving the issuance of multiple classes of shares and the distribution of certain investments, intercompany loans and intercompany receivables to Tyco International Ltd. Since the transactions were entirely among wholly owned subsidiaries of Tyco, there was no impact on the consolidated statements of financial position, operations or cash flows of the Company. The transactions did, however, result in a decrease to TIGSA's investment in subsidiaries and intercompany receivables of a combined $18.4 billion. The effect of these transactions has been reflected below as if they occurred at the beginning of the earliest period presented.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Quarter Ended June 30, 2006

(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$10,504	$—	$10,504
Cost of product sales	—	—	5,885	—	5,885
Cost of services	—	—	1,172	—	1,172
Selling, general and administrative expenses	16	(41)	2,076	—	2,051
Restructuring and asset impairment charges, net	—	—	9	—	9
Separation costs		—	56	—	56
Losses on divestitures	—	—	2	—	2

Operating (loss) income	(16)	41	1,304	—	1,329
Interest income	—	6	19	—	25
Interest expense	—	(152)	(15)	—	(167)
Equity in net income of subsidiaries	1,221	802	—	(2,023)	—
Intercompany interest and fees	(337)	147	190	—	—

Income from continuing operations before income taxes and minority interest	868	844	1,498	(2,023)	1,187
Income taxes	—	(1)	(288)	—	(289)
Minority interest	—	—	(2)	—	(2)

Income from continuing operations	868	843	1,208	(2,023)	896
Loss from discontinued operations, net of income taxes	—	—	(28)	—	(28)

Net income	$868	$843	$1,180	$(2,023)	$868

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Quarter Ended July 1, 2005

(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$9,997	$—	$9,997
Cost of product sales	—	—	5,279	—	5,279
Cost of services	—	—	1,191	—	1,191
Selling, general and administrative expenses	11	—	1,961	—	1,972
Gains on divestitures	—	—	(301)	—	(301)

Operating (loss) income	(11)	—	1,867	—	1,856
Interest income	1	7	16	—	24
Interest expense	—	(178)	(20)	—	(198)
Other expense, net	—	(179)	—	—	(179)
Equity in net income of subsidiaries	1,494	1,040	—	(2,534)	—
Intercompany interest and fees	(291)	351	(60)	—	—

Income from continuing operations before income taxes and minority interest	1,193	1,041	1,803	(2,534)	1,503
Income taxes	—	(1)	(424)	—	(425)
Minority interest	—	—	(2)	—	(2)

Income from continuing operations	1,193	1,040	1,377	(2,534)	1,076
Gain from discontinued operations, net of income taxes	—	—	117	—	117

Net income	$1,193	$1,040	$1,494	$(2,534)	$1,193

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Nine Months Ended June 30, 2006

(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$30,200	$—	$30,200
Cost of product sales	—	—	16,560	—	16,560
Cost of services	—	—	3,555	—	3,555
Selling, general and administrative expenses	39	43	5,958	—	6,040
Restructuring and asset impairment charges, net	—	—	28	—	28
Separation costs	9	—	80	—	89
Gains on divestitures	—	—	(39)	—	(39)

Operating (loss) income	(48)	(43)	4,058	—	3,967
Interest income	1	23	71	—	95
Interest expense	—	(486)	(59)	—	(545)
Other expense, net	—	—	(3)	—	(3)
Equity in net income of subsidiaries	3,534	2,383	—	(5,917)	—
Intercompany interest and fees	(1,027)	465	562	—	—

Income from continuing operations before income taxes and minority interest	2,460	2,342	4,629	(5,917)	3,514
Income taxes	—	(1)	(718)	—	(719)
Minority interest	—	—	(7)	—	(7)

Income from continuing operations	2,460	2,341	3,904	(5,917)	2,788
Loss from discontinued operations, net of income taxes	—	—	(328)	—	(328)

Net income	$2,460	$2,341	$3,576	$(5,917)	$2,460

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Nine Months Ended July 1, 2005

(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$29,370	$—	$29,370
Cost of product sales	—	—	15,431	—	15,431
Cost of services	—	—	3,585	—	3,585
Selling, general and administrative expenses	93	1	5,784	—	5,878
Restructuring and asset impairment charges, net	—	—	10	—	10
Gains on divestitures	—	—	(284)	—	(284)

Operating (loss) income	(93)	(1)	4,844	—	4,750
Interest income	1	23	68	—	92
Interest expense	—	(559)	(63)	—	(622)
Other expense, net	—	(908)	(7)	—	(915)
Equity in net income of subsidiaries	3,151	1,749	—	(4,900)	—
Intercompany interest and fees	(944)	1,446	(502)	—	—

Income from continuing operations before income taxes and minority interest	2,115	1,750	4,340	(4,900)	3,305
Income taxes	—	(1)	(1,108)	—	(1,109)
Minority interest	—	—	(6)	—	(6)

Income from continuing operations	2,115	1,749	3,226	(4,900)	2,190
Loss from discontinued operations, net of income taxes	—	—	(96)	—	(96)

Income before cumulative effect of accounting change	2,115	1,749	3,130	(4,900)	2,094
Cumulative effect of accounting change, net of income taxes	—	—	21	—	21

Net income	$2,115	$1,749	$3,151	$(4,900)	$2,115

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2006

(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$6	$543	$1,571	$—	$2,120
Accounts receivable, net	—	—	7,043	—	7,043
Inventories	—	—	4,825	—	4,825
Intercompany receivables	1,506	45	11,302	(12,853)	—
Other current assets	25	40	3,306	—	3,371
Assets held for sale	—	—	257	—	257

Total current assets	1,537	628	28,304	(12,853)	17,616
Property, plant and equipment, net	—	—	9,183	—	9,183
Goodwill	—	—	24,705	—	24,705
Intangible assets, net	—	—	4,979	—	4,979
Investment in subsidiaries	59,846	33,219	—	(93,065)	—
Intercompany loans receivable	—	20,533	27,844	(48,377)	—
Other assets	25	133	5,051	—	5,209

Total Assets	$61,408	$54,513	$100,066	$(154,295)	$61,692

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$1,453	$38	$—	$1,491
Accounts payable	3	—	3,281	—	3,284
Accrued and other current liabilities	209	209	5,595	—	6,013
Intercompany payables	7,803	3,499	1,551	(12,853)	—
Liabilities held for sale	—	—	54	—	54

Total current liabilities	8,015	5,161	10,519	(12,853)	10,842
Long-term debt	1	7,969	584	—	8,554
Intercompany loans payable	18,934	8,910	20,533	(48,377)	—
Other liabilities	72	119	7,670	—	7,861

Total Liabilities	27,022	22,159	39,306	(61,230)	27,257
Minority interest	—	—	49	—	49
Shareholders' Equity:
Preference Shares	—	—	13,070	(13,070)	—
Common shares	419	1	(16)	(1)	403
Other shareholders' equity	33,967	32,353	47,657	(79,994)	33,983

Total Shareholders' Equity	34,386	32,354	60,711	(93,065)	34,386

Total Liabilities and Shareholders' Equity	$61,408	$54,513	$100,066	$(154,295)	$61,692

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2005

(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$3	$1,204	$2,005	$—	$3,212
Accounts receivable, net	—	—	6,657	—	6,657
Inventories	—	—	4,144	—	4,144
Intercompany receivables	1,847	37	11,382	(13,266)	—
Other current assets	21	103	2,957	—	3,081
Assets held for sale	—	—	1,568	—	1,568

Total current assets	1,871	1,344	28,713	(13,266)	18,662
Property, plant and equipment, net	—	—	9,092	—	9,092
Goodwill	—	—	24,557	—	24,557
Intangible assets, net	—	—	5,085	—	5,085
Investment in subsidiaries	57,798	30,410	—	(88,208)	—
Intercompany loans receivable	—	21,577	27,254	(48,831)	—
Other assets	24	164	5,037	—	5,225

Total Assets	$59,693	$53,495	$99,738	$(150,305)	$62,621

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$2	$1,700	$228	$—	$1,930
Accounts payable	9	—	3,010	—	3,019
Accrued and other current liabilities	279	367	5,894	—	6,540
Intercompany payables	8,271	3,111	1,884	(13,266)	—
Liabilities held for sale	—	—	320	—	320

Total current liabilities	8,561	5,178	11,336	(13,266)	11,809
Long-term debt	—	10,008	591	—	10,599
Intercompany loans payable	18,615	8,639	21,577	(48,831)	—
Other liabilities	67	8	7,627	—	7,702

Total Liabilities	27,243	23,833	41,131	(62,097)	30,110
Minority interest	—	—	61	—	61
Shareholders' Equity:
Preference shares	—	—	13,070	(13,070)	—
Common shares	405	1	(2)	(1)	403
Other shareholders' equity	32,045	29,661	45,478	(75,137)	32,047

Total Shareholders' Equity	32,450	29,662	58,546	(88,208)	32,450

Total Liabilities and Shareholders' Equity	$59,693	$53,495	$99,738	$(150,305)	$62,621

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended June 30, 2006

(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$117	$(1,087)	$4,163	$—	$3,193
Net cash used in discontinued operating activities	—	—	(43)	—	(43)
Cash Flows From Investing Activities:
Capital expenditures	—	—	(1,118)	—	(1,118)
Proceeds from disposal of assets	—	—	28	—	28
Acquisition of businesses, net of cash acquired	—	—	(155)	—	(155)
Acquisition of customer accounts (ADT dealer program)	—	—	(266)	—	(266)
Purchase accounting and holdback liabilities	—	—	(23)	—	(23)
Divestiture of businesses, net of cash retained	—	—	933	—	933
Decrease in intercompany loans	—	1,328	—	(1,328)	—
Decrease (increase) in investments	—	99	(54)	—	45
Decrease in restricted cash	—	—	47	—	47

Net cash provided by (used in) investing activities	—	1,427	(608)	(1,328)	(509)
Net cash used in discontinued investing activities	—	—	(89)	—	(89)
Cash Flows From Financing Activities:
Net repayments of debt	(1)	(1,001)	(216)	—	(1,218)
Proceeds from exercise of share options	173	—	31	—	204
Dividends paid	(605)	—	—	—	(605)
Repurchase of common shares by subsidiary	—	—	(1,918)	—	(1,918)
Loan borrowings from (repayments to) affiliates	319	—	(1,647)	1,328	—
Transfer to discontinued operations	—	—	(236)	—	(236)
Other		—	(20)	—	(20)

Net cash used in financing activities	(114)	(1,001)	(4,006)	1,328	(3,793)
Net cash provided by discontinued financing activities	—	—	144	—	144
Effect of currency translation on cash	—	—	17	—	17
Net increase (decrease) in cash and cash equivalents	3	(661)	(422)	—	(1,080)
Less: net increase in cash related to discontinued operations	—	—	(12)	—	(12)
Cash and cash equivalents at beginning of period	3	1,204	2,005	—	3,212

Cash and cash equivalents at end of period	$6	$543	$1,571	$—	$2,120

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended July 1, 2005

(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by operating activities	$425	$1,693	$1,926	$—	$4,044
Net cash provided by discontinued operating activities	—	—	4	—	4
Cash Flows From Investing Activities:
Capital expenditures	—	—	(974)	—	(974)
Proceeds from disposal of assets	—	—	67	—	67
Acquisition of businesses, net of cash acquired	—	—	(15)	—	(15)
Acquisition of customer accounts (ADT dealer program)	—	—	(227)	—	(227)
Purchase accounting and holdback liabilities	—	—	(29)	—	(29)
Divestiture of businesses, net of cash retained	—	—	303	—	303
Decrease in intercompany loans	—	1,141	—	(1,141)	—
Increase in investments	—	—	(153)	—	(153)
Decrease in restricted cash	—	—	5	—	5
Other	—	—	(27)	—	(27)

Net cash provided by (used in) investing activities	—	1,141	(1,050)	(1,141)	(1,050)
Net cash used in discontinued investing activities	—	—	(30)	—	(30)
Cash Flows From Financing Activities:
Net repayments of debt	—	(4,318)	(114)	—	(4,432)
Proceeds from exercise of share options	—	—	171	—	171
Dividends paid	(427)	—	—	—	(427)
Loan repayments to affiliates	—	—	(1,141)	1,141	—
Repurchase of common shares by subsidiary	—	—	(1)	—	(1)
Transfer to discontinued operations	—	—	(136)	—	(136)
Other	2	(2)	(19)	—	(19)

Net cash used in financing activities	(425)	(4,320)	(1,240)	1,141	(4,844)
Net cash provided by discontinued financing activities	—	—	43	—	43
Effect of currency translation on cash	—	—	33	—	33
Net decrease in cash and cash equivalents	—	(1,486)	(314)	—	(1,800)
Less: net increase in cash related to discontinued operations	—	—	(17)	—	(17)
Cash and cash equivalents at beginning of period	1	2,452	2,037	—	4,490

Cash and cash equivalents at end of period	$1	$966	$1,706	$—	$2,673

16.    Subsequent Events

        In July 2006, the Company repurchased an additional 4.9 million of its common shares for $134 million under the $2.0 billion share repurchase program approved by the Board of Directors in May 2006.

        On July 18, 2006, Tyco Healthcare entered into a definitive agreement to acquire Confluent Surgical, Inc. ("Confluent") for $245 million. Confluent is a leading developer and supplier of polymer-based technology used in sprayable surgical sealants and anti-adhesion products. The transaction is expected to close by the end of August 2006. Tyco expects to incur a charge in its fourth quarter of 2006 to write-off in-process research and development.

        On July 31, 2006, TIGSA borrowed $700 million under its $1.5 billion 3-year revolving bank credit facility expiring December 21, 2007. The entire proceeds of the borrowing were used by TIGSA to repay its 5.8% public notes due 2006 at their maturity on August 1, 2006.

        On August 2, 2006, Tyco Healthcare announced that it had agreed to acquire 37.25% of the share capital of Airox S.A. ("Airox") for approximately $40 million. Airox is a leading European company in the home respiratory ventilation systems business. Tyco will pay approximately $21.60 in cash per Airox share. The transaction is expected to close by October 31, 2006. Upon completion of the initial share purchase transaction, Tyco will launch a mandatory tender offer for the remaining Airox shares at the same price (approximately $21.60 per share). The initial share purchase and the subsequent tender offer are expected to total approximately $108 million.

        On August 3, 2006, the Company entered into a definitive agreement to divest its PCG business, currently part of Tyco Electronics, for $226 million. This transaction has been approved by the Board of Directors and is expected to be completed during this calendar year.

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

        For the quarter and nine months ended July 1, 2005, the results of the Tyco Global Network ("TGN") business, which was sold in the third quarter of 2005, are presented within Corporate.

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

        As we prepare for the Proposed Separation, we remain committed to returning capital to shareholders. During the first nine months of 2006, we repurchased 71 million of our common shares for $1.9 billion under our share repurchase programs. We completed the $1.5 billion share repurchase program previously approved by the Board of Directors with the repurchase of 44.5 million of our common shares for $1.2 billion and we repurchased 26.5 million of our common shares for $715 million under the new $2.0 billion share repurchase program approved by the Board of Directors in May 2006. We will continue to use excess cash to repurchase shares over the balance of the year. Also, following the Proposed Separation, we expect that all three companies will be dividend-paying companies. We are also focused on growing profitability within each of these companies before and after the Proposed Separation, so that each may be well positioned for long-term growth as an independent entity.

        During the nine months ended June 30, 2006, we completed the sale of our Plastics and Adhesives segment. Our Plastics, Adhesives and Ludlow Coated Products businesses were sold for net proceeds of $882 million and the A&E Products Group was sold for $5 million in gross cash proceeds. Additionally, during the third quarter of 2006, the Company approved a plan to divest the Printed Circuit Group ("PCG") business, a component of the Electronics segment. The PCG business met the held for sale and discontinued operations criteria at June 30, 2006. As such, the operations of our Plastics and Adhesives segment and our PCG business are reflected as discontinued operations in all periods presented. Details related to the Company's divestiture program and the related discontinued operations are discussed in "Discontinued Operations and Divestitures."

        During the nine months ended June 30, 2006, TIGSA converted $1.2 billion of its Series A 2.75% convertible senior debentures due 2018 with a 2008 put option (the "2.75% convertible senior debentures") into 54.4 million Tyco common shares and redeemed the remaining $1 million principal amount outstanding with cash. Additionally, we utilized $1.0 billion in cash for scheduled repayments of public notes and repaid and terminated one of our synthetic lease facilities for a total cash payment of $226 million, reducing principal debt and minority interest by $214 million and $10 million, respectively.

        During the quarter ended June 30, 2006, TIGSA amended its $1.5 billion 3-year revolving bank credit facility to extend the maturity date from December 22, 2006 to December 21, 2007.

        The United States Internal Revenue Service ("IRS") continues to audit the years 1997 through 2000. In 2004, the Company submitted to the IRS proposed adjustments to its 1997 through 2000 U.S. federal income tax returns. During the second quarter of 2006, the IRS and the Company agreed to several of the proposed adjustments and also agreed to resolution of certain legacy tax matters. These adjustments did not have a material impact on the financial condition, results of operations or cash flows of the Company.

        The Company is in the process of preparing proposed amendments to prior period U.S. federal income tax returns for additional periods. The proposed amendments are not expected to have a material adverse impact on the financial condition, results of operations or cash flows of the Company.

Operating Results

        Net revenue and net income for the quarters and nine months ended June 30, 2006 and July 1, 2005 were as follows ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Revenue from product sales	$8,560	$8,049	$24,393	$23,547
Service revenue	1,944	1,948	5,807	5,823

Net revenue	$10,504	$9,997	$30,200	$29,370

Operating income	$1,329	$1,856	$3,967	$4,750
Interest income	25	24	95	92
Interest expense	(167)	(198)	(545)	(622)
Other expense, net	—	(179)	(3)	(915)

Income from continuing operations before income taxes and minority interest	1,187	1,503	3,514	3,305
Income taxes	(289)	(425)	(719)	(1,109)
Minority interest	(2)	(2)	(7)	(6)

Income from continuing operations	896	1,076	2,788	2,190
(Loss) gain from discontinued operations, net of income taxes	(28)	117	(328)	(96)

Income before cumulative effect of accounting change	868	1,193	2,460	2,094
Cumulative effect of accounting change, net of income taxes	—	—	—	21

Net income	$868	$1,193	$2,460	$2,115

        Net revenue increased $507 million, or 5.1%, for the third quarter and $830 million, or 2.8%, for the first nine months of 2006 as compared to the same periods last year. Foreign currency exchange rates favorably affected the third quarter by $9 million but were unfavorable by $472 million for the first nine months of 2006. The net impact of acquisitions and divestitures negatively impacted the quarter and the first nine months by $14 million and $121 million, respectively.

        Operating income decreased $527 million, or 28.4%, for the third quarter while operating margin decreased 5.9 percentage points to 12.7%. Operating income decreased $783 million, or 16.5%, for the first nine months of 2006 while operating margin decreased 3.1 percentage points to 13.1%. Operating income was negatively impacted in both periods in 2006 by a $100 million charge relating to a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler discussed in "Guarantees" within "Off-Balance Sheet Arrangements". Foreign currency exchange rates favorably impacted operating income by $5 million for the third quarter but were unfavorable by $75 million for the first nine months of 2006. The third quarter and nine month periods were also negatively impacted by incremental stock option charges required under Statement of Financial Accounting Standards ("SFAS") No. 123R of $38 million and $132 million, respectively, and separation costs of $56 million and $89 million, respectively. During the third quarter and nine months ended 2006, we recorded net losses on divestitures of $2 million and net gains on divestitures of $39 million, respectively, primarily relating to the sale of a business within Healthcare. During the third quarter and nine months ended 2005, we recorded net gains on divestitures of $301 million and $284 million, respectively, primarily related to our sale of the TGN.

        We continued to utilize cash to strengthen the balance sheet, as well as return capital to shareholders. During the first nine months of 2006, we reduced our debt to $10.0 billion by exchanging approximately $1.2 billion of convertible debt for 54.4 million common shares and retiring an additional

$1.0 billion of public notes with cash. Additionally, we used $1.9 billion to repurchase 71.0 million shares of common stock and paid $605 million of dividends to shareholders.

Segment Results:

        The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in continuing operations.

Quarter Ended June 30, 2006 Compared to Quarter Ended July 1, 2005

Electronics

        Net revenue, operating income and operating margin for Electronics were as follows ($ in millions):

	For the Quarters Ended
	June 30, 2006	July 1, 2005
Revenue from product sales	$3,267	$2,969
Service revenue	52	45

Net revenue	$3,319	$3,014

Operating income	$478	$512
Operating margin	14.4%	17.0%

        Net revenue for Electronics increased $305 million in the quarter ended June 30, 2006 over the quarter ended July 1, 2005. The increase in net revenue reflects volume growth which was broad based across customer-end markets, especially computer, communications, consumer electronics, household appliance, industrial machinery and premise wiring end markets. Changes in foreign currency exchange rates did not impact net revenue during the quarter ended June 30, 2006.

        Operating income and operating margin for the quarter ended June 30, 2006 decreased as compared to the same period in the prior year due primarily to increased material costs, particularly copper and gold, of $108 million. Additionally, the current quarter includes an $8 million charge for stock option expense. These decreases were partially offset by the increased volume mentioned above and cost savings initiatives.

Fire and Security

        Net revenue, operating income and operating margin for Fire and Security were as follows ($ in millions):

	For the Quarters Ended
	June 30, 2006	July 1, 2005
Revenue from product sales	$1,367	$1,312
Service revenue	1,558	1,541

Net revenue	$2,925	$2,853

Operating income	$315	$301
Operating margin	10.8%	10.6%

        Net revenue for Fire and Security increased $72 million in the quarter ended June 30, 2006 over the quarter ended July 1, 2005, primarily due to revenue increases at Worldwide Fire Services as a result of growth in electrical and mechanical contracting in North America. Worldwide Security also increased operationally, although to a lesser extent, as a result of contracting revenues internationally. Additionally, foreign currency favorably impacted the quarter by $8 million. These increases were slightly offset by the negative impact of acquisitions and divestitures of $8 million.

        Operating income increased $14 million in the quarter ended June 30, 2006 over the same period in the prior year as a result of higher margins and the benefit of cost reduction initiatives in Worldwide Fire Services. These increases were offset by lower gross margins within Worldwide Security and an $8 million charge for stock option expense.

        Attrition rates for customers in our global electronic security services business decreased to 14.1% on a trailing twelve-month basis as of June 30, 2006, as compared to 14.4% as of March 31, 2006.

Healthcare

        Net revenue, operating income and operating margin for Healthcare were as follows ($ in millions):

	For the Quarters Ended
	June 30, 2006	July 1, 2005
Revenue from product sales	$2,449	$2,423
Service revenue	15	17

Net revenue	$2,464	$2,440

Operating income	$576	$678
Operating margin	23.4%	27.8%

        Net revenue for Healthcare increased $24 million in the quarter ended June 30, 2006 over the quarter ended July 1, 2005. This resulted primarily from increased revenue within Medical Devices and Supplies, largely driven by surgical product sales within the International division and to a lesser extent, higher product sales in the Medical and Surgical divisions. Revenues within Pharmaceuticals increased from specialty chemicals and Retail also experienced favorable sales growth. Partially offsetting these increases were revenue declines within Imaging, primarily due to the impact of voluntary product recalls and reduced volumes in Respiratory.

        Operating income and operating margin in the quarter ended June 30, 2006 decreased $102 million and 4.4 percentage points, respectively, as compared to the quarter ended July 1, 2005. The margin drop through on increased revenue noted above was more than offset by unfavorable pricing and product mix as well as unfavorable manufacturing performance due to product recalls and an increased investment in quality and regulatory assurance. Operating income in the quarter ended June 30, 2006 includes a $10 million charge related to stock option expense.

Engineered Products and Services

        Net revenue, operating income and operating margin for Engineered Products and Services were as follows ($ in millions):

	For the Quarters Ended
	June 30, 2006	July 1, 2005
Revenue from product sales	$1,477	$1,345
Service revenue	319	334

Net revenue	$1,796	$1,679

Operating income	$99	$178
Operating margin	5.5%	10.6%

        Net revenue for Engineered Products and Services increased 7.0% in the quarter ended June 30, 2006 over the quarter ended July 1, 2005, which included a 9.8% increase in product revenue and a 4.5% decrease in service revenue. The increase in net revenue was due to higher volumes in core steel products within Electrical and Metal Products as well as higher demand in industrial and commercial markets and increased project sales primarily at Flow Control and Fire & Building Products. These increases were offset by decreased revenue at Infrastructure Services. The quarter was also favorably impacted by $4 million due to foreign currency exchange rates.

        Operating income decreased 44.4% in the quarter ended June 30, 2006 as compared to the quarter ended July 1, 2005. The decrease in operating income was primarily attributable to a $100 million charge related to the Voluntary Replacement Program for certain fire sprinkler heads. This decrease was partially offset by the operating income impact of increased revenues at both Electrical and Metal Products and Fire & Building Products. The current quarter also includes a $4 million charge for stock option expense.

Corporate

        Corporate expense (income) was $139 million and ($187) million in the quarters ended June 30, 2006 and July 1, 2005, respectively. The current quarter includes $54 million of costs related to the Proposed Separation and $8 million of stock option expense. The same period in the prior year included the gain on the sale of the TGN business of $307 million and TGN operating losses of $14 million. In addition, corporate expenses in the quarter ended July 1, 2005 were impacted by higher costs related to Sarbanes-Oxley compliance effects and legacy matters.

Adoption of SFAS No. 123R

        Effective October 1, 2005, the Company adopted SFAS No. 123R, Share-Based Payment, which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, as amended, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Tyco adopted SFAS No. 123R using the modified prospective application transition method. Under this method, compensation cost is recognized for the unvested portion of share-based payments granted prior to October 1, 2005 and all share-based payments granted subsequent to September 30, 2005 over the related vesting period. Prior to the first quarter of 2006, the Company applied the intrinsic value based method prescribed in APB Opinion No. 25 in accounting for employee stock based compensation. Prior period results have not been restated. Due to the adoption of SFAS No. 123R, the Company's results for the three and nine months ended June 30, 2006 include incremental share-based compensation expense totaling

$38 million and $132 million, respectively. As such, basic and diluted earnings per share were impacted by $0.01 and $0.05 for the three and nine months ended June 30, 2006, respectively.

Interest Income and Expense

        Interest income was $25 million in the quarter ended June 30, 2006 as compared to $24 million in the quarter ended July 1, 2005. Interest expense was $167 million in the quarter ended June 30, 2006 as compared to $198 million in the quarter ended July 1, 2005. The decrease in interest expense reflects a lower debt balance, partially offset by the impact of higher interest rates on our interest rate swap program compared to the same period in the prior year.

Other Expense, Net

        During the quarter ended July 1, 2005, the Company recorded losses from the retirement of debt of $179 million.

Income Taxes

        Our effective income tax rate was 24.3% and 28.3% during the quarters ended June 30, 2006 and July 1, 2005, respectively. The effective rate for the prior period was unfavorably impacted largely as a result of the early retirement of debt for which no benefit existed.

Nine Months Ended June 30, 2006 Compared to Nine Months Ended July 1, 2005

Electronics

        Net revenue, operating income and operating margin for Electronics were as follows ($ in millions):

	For the Nine Months Ended
	June 30, 2006	July 1, 2005
Revenue from product sales	$9,205	$8,691
Service revenue	156	114

Net revenue	$9,361	$8,805

Operating income	$1,326	$1,421
Operating margin	14.2%	16.1%

        Net revenue for Electronics increased $556 million in the nine months ended June 30, 2006 over the nine months ended July 1, 2005. The increase in net revenue reflects volume growth which was broad based across customer-end markets, especially communications, consumer electronics, industrial machinery and premise wiring end markets. These increases were partially offset by unfavorable changes in foreign currency exchange rates of $200 million.

        Operating income and operating margin for the nine months ended June 30, 2006 decreased $95 million and 1.9 percentage points, respectively, as compared to the same period in the prior year due primarily to increased material costs of approximately $200 million and unfavorable changes in foreign currency exchange rates ($32 million). Operating income for the nine months ended June 30, 2006 also includes a $32 million charge for stock option expense and net restructuring, impairment and divestiture charges of $10 million compared to net restructuring and other credits of $7 million in the nine months ended July 1, 2005. These decreases were offset by the increased volume and cost savings initiatives.

Fire and Security

        Net revenue, operating income and operating margin for Fire and Security were as follows ($ in millions):

	For the Nine Months Ended
	June 30, 2006	July 1, 2005
Revenue from product sales	$3,979	$3,972
Service revenue	4,612	4,637

Net revenue	$8,591	$8,609

Operating income	$832	$895
Operating margin	9.7%	10.4%

        Net revenue for Fire and Security decreased $18 million in the nine months ended June 30, 2006 over the nine months ended July 1, 2005. The decrease in net revenue was primarily due to unfavorable changes in foreign exchange rates ($105 million) offset by increases at Worldwide Fire Services primarily due to growth in electrical and mechanical contracting in North America. Tyco Safety Products also increased operationally, although to a much lesser extent.

        Operating income and operating margin decreased in the nine months ended June 30, 2006 over the same period in the prior year. The decrease was primarily due to lower margins in North America and Europe Worldwide Security and a $29 million charge for stock option expense. Also, the impact of cost reduction efforts were offset by increased sales and marketing spending.

        Attrition rates for customers in our global electronic security services business improved to an average of 14.1% on a trailing twelve-month basis as of June 30, 2006, as compared to 14.8% as of September 30, 2005.

Healthcare

        Net revenue, operating income and operating margin for Healthcare were as follows ($ in millions):

	For the Nine Months Ended
	June 30, 2006	July 1, 2005
Revenue from product sales	$7,113	$7,078
Service revenue	47	50

Net revenue	$7,160	$7,128

Operating income	$1,694	$1,948
Operating margin	23.7%	27.3%

        Net revenue for Healthcare increased $32 million in the nine months ended June 30, 2006 over the nine months ended July 1, 2005. Revenue increased in Medical Devices and Supplies, largely driven by Europe in the International division related to increased volume of surgical products. Additionally, new product sales and international growth at Retail, as well as, increased sales in active pharmaceutical ingredients and specialty chemicals within Pharmaceutical also contributed to the increase, although to a much lesser extent. These increases were partially offset by unfavorable changes in foreign currency exchange rates ($113 million) and the impact of voluntary product recalls.

        Operating income and operating margin in the nine months ended June 30, 2006 decreased $254 million and 3.6 percentage points, respectively, as compared to the nine months ended July 1,

2005. The increased volume in International was offset by unfavorable manufacturing performance, the impact of voluntary product recalls and increased compliance-related costs, increased raw material costs and continued weakness in Retail of $47 million. Operating income was adversely impacted by $35 million due to changes in foreign currency exchange rates, as well as a $32 million charge for stock option expense. Additionally, the nine months ended June 30, 2006 includes an incremental investment in research and development and sales and marketing as well as a $45 million gain on divestiture relating to the sale of a business within Medical Devices and Supplies. The nine months ended July 1, 2005 also benefited $20 million from the refinement of litigation liabilities and related insurance recoveries.

Engineered Products and Services

        Net revenue, operating income and operating margin for Engineered Products and Services were as follows ($ in millions):

	For the Nine Months Ended
	June 30, 2006	July 1, 2005
Revenue from product sales	$4,096	$3,806
Service revenue	992	993

Net revenue	$5,088	$4,799

Operating income	$460	$515
Operating margin	9.0%	10.7%

        Net revenue for Engineered Products and Services increased 6.0% in the nine months ended June 30, 2006 over the nine months ended July 1, 2005. The increase in net revenue was primarily due to higher demand in industrial and commercial markets and increased project sales, primarily at Flow Control, Electrical and Metal Products and Fire & Building Products. These increases were partially offset by $54 million in unfavorable changes in foreign currency exchange rates.

        Operating income decreased 10.7% for the nine months ended June 30, 2006 as compared to the nine months ended July 1, 2005. The decrease in operating income was primarily attributable to a $100 million charge related to the Voluntary Replacement Program for certain sprinkler heads and $14 million of stock option expense. Partially offsetting these items were was improved volume at Flow Control and Fire & Building Products as well as higher project margins at Infrastructure Services.

Corporate

        Corporate expense was $345 million and $29 million in the nine months ended June 30, 2006 and July 1, 2005, respectively. The current period includes $85 million of costs related to the Proposed Separation as well as $25 million of stock option expense. The same period in the prior year included a $305 million gain on the sale of the TGN business and TGN operating losses of $54 million as well as $50 million for the SEC settlement.

Interest Income and Expense

        Interest income was $95 million in the nine months ended June 30, 2006 as compared to $92 million in the nine months ended July 1, 2005. Interest expense was $545 million in the nine months ended June 30, 2006 as compared to $622 million in the nine months ended July 1, 2005. The decrease in interest expense reflects a lower debt balance, partially offset by the impact of higher interest rates on our interest rate swap program compared to the same period in the prior year.

Other Expense, Net

        During the nine months ended July 1, 2005, the Company recorded losses from the retirement of debt of $908 million.

Income Taxes

        Our effective income tax rate was 20.5% and 33.6% during the nine months ended June 30, 2006 and July 1, 2005, respectively. The effective rate for the current period was favorably impacted by $127 million relating to an adjustment to correct prior year tax reserves on legacy tax matters, partially offset by a decrease in profitability in operations in jurisdictions with lower tax rates. In 2005, the effective rate was unfavorably impacted largely as a result of the early retirement of debt for which no benefit existed, partially offset by benefits realized related to the TGN divestiture and, to a lesser extent, by increased profitability in operations in jurisdictions with lower tax rates.

Cumulative effect of accounting change

        During 2005, the Company changed the measurement date for its pension and postretirement benefit plans, from September 30th to August 31st, effective October 1, 2004. The Company believes that the one-month change of measurement date was a preferable change as it allows management adequate time to evaluate and report the actuarial information in the Company's Consolidated Financial Statements under the accelerated reporting deadlines. As a result of this change, the Company recorded a $21 million after-tax gain ($28 million pre-tax) cumulative effect adjustment in the nine months ended July 1, 2005.

Discontinued Operations and Divestitures

Discontinued Operations

        In May 2005, Tyco announced its intent to explore the divesture of its Plastics and Adhesives business segment, a global manufacturer of plastic film, specialty tapes and adhesives, coated products and garment hangers. At September 30, 2005, the Plastics and Adhesives segment met the held for sale and discontinued operations criteria and was included in discontinued operations in all periods presented.

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

        During the second quarter of 2006, the Company consummated the sale of the Plastics, Adhesives and Ludlow Coated Products businesses for $975 million in gross cash proceeds. Final working capital and other adjustments resulted in net proceeds of $882 million. The Company recognized a pre-tax loss on sale of approximately $7 million, in addition to the $275 million pre-tax impairment charge recorded during the first quarter of 2006. The sales agreement also provides for a contingent future payment of up to $30 million to Tyco based on average resin prices during the twelve month period beginning on October 1, 2005.

        Also, during the second quarter of 2006, the Company reassessed the recoverability of the carrying value for the A&E Products Group in conjunction with the terms and conditions included in the definitive sale agreement entered into during the quarter. As a result of this reassessment, the Company recorded an additional pre-tax impairment charge of $5 million to write the business down to its fair value less costs to sell. The sale of the A&E Products Group was consummated in the third quarter of 2006 for gross cash proceeds of $5 million. The Company recognized an additional pre-tax loss on sale of $3 million.

        During the third quarter of 2006, the Company approved a plan to divest the PCG business, a component of the Electronics segment. At June 30, 2006, the PCG business met the held for sale and discontinued operations criteria and was included in discontinued operations in all periods presented. A definitive agreement to sell the business was entered into on August 3, 2006. We anticipate that this sale will be completed during this calendar year, and expect to record a gain on sale at that time.

        During the nine months ended July 1, 2005, the Company recorded a $202 million pre-tax goodwill and long-lived asset impairment charge in the A&E Products Group based on an interim assessment of the recoverability of both goodwill and long-lived assets. As a result of this assessment, the Company determined that the book value of certain long-lived assets in the A&E Products reporting unit was greater than their estimated fair value and consequently recorded a long-lived asset impairment charge of $40 million. The Company also determined that the book value of the A&E Products reporting unit was in excess of its estimated fair value which resulted in a goodwill impairment charge of $162 million.

        During the nine months ended July 1, 2005, the Company divested eight businesses that were reported as discontinued operations and reported pre-tax losses on sales of $66 million.

Losses (gains) on divestitures

        During the nine months ended June 30, 2006, the Company divested five businesses that were reported as continuing operations in Fire and Security and Healthcare. The Company recorded net gains on divestitures of $45 million in connection with the divestiture of these businesses, less $6 million of divestiture charges related to the write-down to estimated fair value and costs to sell certain other held for sale businesses.

        In November 2004, Tyco agreed to sell the TGN, its undersea fiber optic telecommunication network. The sale was consummated on June 30, 2005. As part of the sale transaction, Tyco received gross cash proceeds of $130 million, and the purchaser assumed certain liabilities. In connection with this sale, Tyco recorded a $305 million pre-tax gain which is reflected in losses (gains) on divestitures in the Consolidated Statements of Income for the nine months ended July 1, 2005. The Company has presented the operations of the TGN in continuing operations as the criteria for discontinued operations were not met.

        During the nine months ended July 1, 2005, the Company divested nine other businesses that were within the Fire and Security, Healthcare and Engineered Products and Services segments. The Company reported losses and impairments on divestitures to write the carrying value of such assets down to their estimated fair value, less costs to sell, of $24 million, including $3 million reflected in cost of sales.

Acquisitions

        During the nine months ended June 30, 2006, Tyco's Healthcare segment acquired over 90% ownership in Floreane Medical Implants, S.A. ("Floreane") for approximately $123 million in cash, net of cash acquired of $3 million. Floreane is an innovator in the development of surgical support implants for parietal, urological and gynecological surgery. Additional outstanding shares are expected to be acquired during the remainder of 2006. Cash paid for other acquisitions totaled $32 million.

        During the nine months ended July 1, 2005, the Company completed five acquisitions for an aggregate cost of $15 million.

        The results of operations of the acquired companies have been included in the consolidated results from the respective acquisition dates. These acquisitions did not have a material effect on the Company's financial position, results of operations or cash flows.

        On July 18, 2006, Tyco Healthcare entered into a definitive agreement to acquire Confluent Surgical, Inc. ("Confluent") for $245 million. Confluent is a leading developer and supplier of polymer-based technology used in sprayable surgical sealants and anti-adhesion products. The transaction is expected to close by the end of August. Tyco expects to incur a charge in its fourth quarter of 2006 to write-off in-process research and development.

        On August 2, 2006, Tyco Healthcare announced that it had agreed to acquire 37.25% of the share capital of Airox S.A. ("Airox") for approximately $40 million. Airox is a leading European company in the home respiratory ventilation systems business. Tyco will pay approximately $21.60 in cash per Airox share. The transaction is expected to close by October 31, 2006. Upon completion of the initial share purchase transaction, Tyco will launch a mandatory tender offer for the remaining Airox shares at the same price (approximately $21.60 per share). The initial share purchase and the subsequent tender offer are expected to total approximately $108 million.

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

        We believe that our accounting policies for depreciation and amortization of security monitoring systems, goodwill, revenue recognition, income taxes and long-lived assets are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the nine months ended June 30, 2006, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (the "2005 Form 10-K").

Liquidity and Capital Resources

        The sources of our cash flow from operating activities and the use of a portion of that cash in our operations were as follows ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Cash flows from operating activities:
Operating income	$1,329	$1,856	$3,967	$4,750
Losses (gains) on divestitures	2	(294)	(39)	(281)
Depreciation and amortization(1)	514	518	1,539	1,561
Non-cash compensation expense	65	21	211	55
Deferred income taxes	28	30	79	102
Provision for losses on accounts receivable and inventory	35	61	127	187
Other, net	7	(3)	28	7
Net change in working capital	—	(54)	(1,550)	(698)
Interest income	25	24	95	92
Interest expense	(167)	(198)	(545)	(622)
Income tax expense	(289)	(425)	(719)	(1,109)

Net cash provided by operating activities	$1,549	$1,536	$3,193	$4,044

Other cash flow items:
Capital expenditures, net(2)	$(383)	$(320)	$(1,090)	$(907)
Decrease in the sale of accounts receivable	1	—	8	15
Acquisition of customer accounts (ADT dealer program)	(97)	(92)	(266)	(227)
Purchase accounting and holdback liabilities	(12)	(6)	(23)	(29)
Voluntary pension contributions	—	82	—	82

(1)
The quarters ended June 30, 2006 and July 1, 2005 included depreciation expense of $352 million and $355 million, respectively, and amortization of intangible assets of $162 million and $163 million, respectively. The nine months ended June 30, 2006 and July 1, 2005 included depreciation expense of $1,051 million and $1,072 million, respectively, and amortization of intangible assets of $488 million and $489 million, respectively.

(2)
Included net proceeds received for the sale/disposition of property, plant and equipment of $11 million and $15 million for the quarters ended June 30, 2006 and July 1, 2005, respectively, as well as $28 million and $67 million for the nine months ended June 30, 2006 and July 1, 2005, respectively.

        The net change in working capital was flat in the three months ended June 30, 2006. The change in working capital included a $222 million increase in accrued and other liabilities during the three months, which includes increased accrued warranty, primarily related to the Voluntary Replacement Program for certain sprinkler heads, and an increase in the accrued annual bonus compensation. This decrease was offset by a $209 million increase in inventories.

        The net change in working capital was a cash decrease of $1,550 million in the nine months ended June 30, 2006. The components of this change are set forth in detail in the Consolidated Statements of Cash Flows. The change in working capital included a $659 million decrease in accrued and other liabilities during the nine months, primarily related to decreased accrued legal and audit fees and accrued income taxes payable, as well as a $721 million increase in inventories.

        Cash flows from operating activities and other cash flow items by segment were as follows ($ in millions):

	Electronics	Fire and Security	Healthcare	Engineered Products and Services	Corporate	Total
Cash flows from operating activities:
Operating income (loss)	$1,326	$832	$1,694	$460	$(345)	$3,967
Losses (gains) on divestitures	4	2	(45)	—	—	(39)
Depreciation	340	425	200	77	9	1,051
Intangible assets amortization	52	387	47	2	—	488

Depreciation and amortization	392	812	247	79	9	1,539
Deferred income taxes	—	—	—	—	79	79
Provision for losses on accounts receivable and inventory	56	18	37	16	—	127
Net increase in working capital and other	(92)	(198)	(604)	(116)	(301)	(1,311)
Interest income	—	—	—	—	95	95
Interest expense	—	—	—	—	(545)	(545)
Income tax expense	—	—	—	—	(719)	(719)

Net cash provided by (used in) operating activities	$1,686	$1,466	$1,329	$439	$(1,727)	$3,193

Other cash flow items:
Capital expenditures, net	$(392)	$(313)	$(310)	$(71)	$(4)	$(1,090)
Decrease in sale of accounts receivable	—	7	1	—	—	8
Acquisition of customer accounts (ADT dealer program)	—	(266)	—	—	—	(266)
Purchase accounting and holdback liabilities	(10)	(5)	(7)	(1)	—	(23)

        During the nine months ended June 30, 2006, we repaid and terminated one of our synthetic lease facilities for a total cash payment of $226 million, reducing principal debt and minority interest by $214 million and $10 million, respectively. Additionally, during the first nine months of 2006, we utilized $1.0 billion in cash for scheduled repayments of public notes.

        During the first nine months of 2006, we repurchased 71.0 million of our common shares for $1.9 billion, completing the $1.5 billion share repurchase program previously approved by the Board of Directors in 2005 and continuing under a new $2.0 billion share repurchase program announced in May 2006. We will continue to use excess cash to repurchase shares over the balance of the year.

        During the nine months ended June 30, 2006, we purchased approximately 292,176 customer contracts for electronic security services through the ADT dealer program for cash of $266 million.

        During the nine months ended June 30, 2006, we paid $97 million ($23 million reported in continuing operations and $74 million reported in discontinued operations) relating to purchase accounting and holdback liabilities related to certain prior period acquisitions. Holdback liabilities represent a portion of the purchase price that is withheld from the seller pending finalization of the acquisition balance sheet and other contingencies. At June 30, 2006, holdback liabilities on our Consolidated Balance Sheets were $72 million, of which $8 million are included in accrued and other current liabilities and $64 million was included in other liabilities. At June 30, 2006, $45 million of acquisition liabilities remained on our Consolidated Balance Sheets, of which $16 million are included in accrued and other current liabilities and $29 million are included in other liabilities.

        During the nine months ended June 30, 2006, we paid $155 million related to acquisitions of businesses, net of cash acquired, including a net $123 million related to Tyco's acquisition of over 90% ownership of Floreane. Floreane is an innovator in the development of surgical support implants for parietal, urological and gynecological surgery. Additional outstanding shares are expected to be acquired during the remainder of 2006.

        We funded capital expenditures to improve the cost structure of our businesses, invest in new processes and technology, and maintain high quality production standards. The amount of capital expenditures are expected to approximate depreciation expense in 2006 and are expected to remain consistent with the level of spending in 2005.

        Income taxes paid, net of refunds, during the nine months ended June 30, 2006 was $790 million.

        During the first nine months of 2006, we made additional cash outflows of approximately $450 million for the resolution of certain previously accrued legal matters including a patent dispute in the Healthcare business and a cash payment of $50 million in May 2006 to settle the previously disclosed SEC enforcement action.

        As previously mentioned, on January 13, 2006, the Company announced that its Board of Directors approved a plan to separate the Company into three separate, publicly traded companies. In connection with the Proposed Separation, we estimate that the total costs to complete the transaction could approximate $1.0 billion, largely for tax restructuring and debt refinancing.

Capitalization

        Shareholders' equity was $34.4 billion, or $17.07 per share, at June 30, 2006, compared to $32.5 billion, or $16.10 per share, at September 30, 2005. Shareholders' equity increased $1.9 billion as net income for the nine months ended June 30, 2006 of $2.5 billion and the exchange of convertible debt due 2018 of $1.2 billion was partially offset by the repurchase of common shares by a subsidiary, as previously mentioned and the payment of dividends.

        Total debt was $10.0 billion and total debt as a percentage of total capitalization (total debt and shareholders' equity) was 23% at June 30, 2006 compared to 28% at September 30, 2005. Our debt levels significantly decreased as compared to September 30, 2005 primarily due to the redemption of $1.2 billion of our 2.75% convertible debentures and the scheduled $1.0 billion repayment of our 6.375% public notes due 2006. Additionally, we also repaid and terminated one of our synthetic lease facilities reducing our debt by $214 million. Our cash balance decreased to $2.1 billion at June 30, 2006, as compared to $3.2 billion at September 30, 2005.

        Tyco International Group S.A., a wholly-owned subsidiary of the Company organized under the laws of Luxembourg ("TIGSA"), holds a $1.0 billion 5-year revolving credit facility expiring on December 16, 2009. TIGSA also holds a $1.5 billion 3-year revolving bank credit facility which was amended on June 28, 2006 to extend the maturity date from December 22, 2006 to December 21, 2007. Additionally, TIGSA holds a $500 million 3-year unsecured letter of credit facility expiring on June 15, 2007. At June 30, 2006, letters of credit of $475 million have been issued under the $500 million facility and $25 million remains available for issuance. There were no amounts borrowed under the credit facilities at June 30, 2006. On July 31, 2006, TIGSA borrowed $700 million under its $1.5 billion 3-year revolving bank credit facility expiring December 21, 2007. The entire proceeds of the borrowing were used by TIGSA to repay its 5.8% public notes due 2006 at their maturity on August 1, 2006. The Company may borrow under these facilities from time to time in the future to manage its overall short-term liquidity and other capital needs.

        The Company's bank credit agreements contain a number of financial and other covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, minimum levels of net worth, and limits on the incurrence of liens. As previously discussed, a synthetic lease facility was repaid and terminated on January 26, 2006. At June 30, 2006, the Company had one remaining synthetic lease facility with other covenants, including interest coverage and leverage ratios. The Company's outstanding indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions. None of these covenants are presently considered restrictive to the Company's operations. The Company is currently in compliance with all of its debt covenants.

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

        On December 9, 2004, the Board of Directors approved an increase in the quarterly dividend on our common shares from $0.0125 to $0.10 per share. As a result, dividend payments were $605 million related to the first nine months of 2006 versus $427 million for the first nine months of 2005. Following the Proposed Separation, we expect that all three companies will be dividend-paying companies.

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

Commitments and Contingencies

        At June 30, 2006, the Company had a contingent purchase price liability of $80 million related to the 2001 acquisition of Com-Net by Electronics. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in Tyco's Consolidated Financial Statements as the outcome of this contingency cannot be reasonably determined.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

Class Actions

        For a detailed discussion of contingencies related to Tyco's securities class actions, shareholder derivative litigation, Employee Retirement Income Security Act litigation and investigation, and litigation against our former senior management, see Note 9 to our Consolidated Financial Statements. We are generally obligated to indemnify our directors and officers and our former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. While we may from time to time seek to engage plaintiff's counsel in settlement discussions, we are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial position, results of operations or cash flows. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

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

        On April 17, 2006, the Company reached a settlement that closes the SEC Enforcement Division's investigation of certain accounting practices and other actions by former Tyco officers. On April 25, 2006, the United States District Court for the Southern District of New York entered a final judgment in which the Company was ordered to pay $1 in disgorgement and a fine of $50 million. During the quarter, the Company satisfied the judgment which was accrued in 2005.

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

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 30, 2006, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $127 million to $406 million. As of June 30, 2006, Tyco concluded that the best estimate within this range is approximately $189 million, of which $32 million is included in accrued and other current liabilities and $157 million is included in other liabilities on the Company's Consolidated Balance Sheets. In view of the Company's financial position and reserves for environmental matters of $189 million, we believe that any potential payment of such estimated amounts will not have a material adverse effect on our financial position, results of operations or cash flows.

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

Income Taxes

        Tyco and its subsidiaries' income tax returns are periodically examined by various regulatory tax authorities. In connection with such examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments. The Company is reviewing and contesting certain of the proposed tax adjustments. While the timing and ultimate resolution of the remaining matters is uncertain, the Company anticipates that certain of these matters could be resolved over the next several quarters. Amounts related to these tax adjustments and other tax contingencies that management has assessed as probable and estimable have been recorded.

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

Backlog

        At June 30, 2006, Tyco had a backlog of unfilled orders of $14.2 billion, compared to a backlog of $13.5 billion at September 30, 2005. Backlog by segment was as follows ($ in millions):

	June 30, 2006	September 30, 2005
Fire and Security	$6,963	$6,732
Engineered Products and Services	4,084	4,007
Electronics	2,813	2,496
Healthcare	328	272

	$14,188	$13,507

        Within Fire and Security, backlog increased primarily as a result of strong bookings in North America and Europe. Backlog for Fire and Security includes recurring "revenue-in-force," which represents twelve months' fees for monitoring and maintenance services under contract in the security business. The amount of recurring revenue-in-force at June 30, 2006 and September 30, 2005 was $3.63 billion and $3.55 billion, respectively. Backlog within Engineered Products and Services increased primarily as a result of increased orders at Flow Control. Within Electronics, backlog increased as a result of increased bookings in most key end markets. Backlog in Healthcare represents unfilled orders, which, in the nature of the business, are normally shipped shortly after purchase orders are received. We do not view backlog in Healthcare to be a significant indicator of the level of future sales activity.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

        The aggregate amount outstanding under the Company's remaining international accounts receivable programs was $75 million and $80 million at June 30, 2006 and September 30, 2005, respectively.

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

        The Company has an off-balance sheet leasing arrangement for five cable laying sea vessels. Upon expiration of this lease in October 2006, a subsidiary of the Company has the option to buy these vessels for approximately $280 million, or return the vessels to the lessor and, under a residual guarantee, pay any shortfall in sales proceeds to the lessor from a third party in an amount not to exceed $235 million. As of June 30, 2006, the Company expects this obligation to be $54 million, which is recorded in the accompanying Consolidated Balance Sheets, based on an estimate of the fair value of the vessels performed by management with the assistance of a third-party valuation.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

        In 2001, Engineered Products and Services initiated a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain Model GB fire sprinkler heads which were originally manufactured by Central Sprinkler prior to Tyco's acquisition. Under this program, the sprinkler heads are being replaced over a 5-7 year period free of charge to property owners. In the third quarter of 2006, the Company completed a comprehensive review of reported claims, recent claim rates and cost trends and further assessed the future of the program. The Company determined that an additional liability was necessary in order to satisfy the Company's obligation under the VRP program. As a result, the Company recorded a $100 million charge which was reflected in cost of sales. Settlements during the quarter and nine months ended June 30, 2006 include cash expenditures of $8 million and $29 million, respectively, related to the VRP.

        Additionally, the Company records estimated product warranty costs at the time of sale. For further information on estimated product warranty, see Note 14 to the Consolidated Financial Statements.

Accounting Pronouncements

        Recently Adopted Accounting Pronouncement—Effective October 1, 2005, the Company adopted SFAS No. 123R, "Share-Based Payment," which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, as amended, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Tyco adopted SFAS No. 123R using the modified prospective application transition method. Under this method, compensation cost is recognized for the unvested portion of share-based payments granted prior to October 1, 2005 and all share-based payments granted subsequent to September 30, 2005 over the related vesting period. Prior to the first quarter of 2006, the Company applied the intrinsic value based method prescribed in APB Opinion No. 25 in accounting for employee stock based compensation. Prior period results have not been restated. Due to the adoption of SFAS No. 123R, the Company's results for the three and nine months ended June 30, 2006 include incremental share-based compensation expense totaling $38 million and $132 million, respectively. As such, basic and diluted earnings per share were impacted by $0.01 and $0.05 for the three and nine months ended June 30, 2006, respectively.

        Recently Issued Accounting Pronouncement—In March 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143." This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the impact that FIN No. 47 will have on the results of its operations, financial position or cash flows.

        In June 2005, the FASB issued Staff Position ("FSP") No. 143-1, "Accounting for Electronic Equipment Waste Obligations," which provides guidance on accounting for historical waste obligations associated with the European Union Waste, Electrical and Electronic Equipment Directive ("WEEE Directive"). Under the directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced, at which time the waste management obligation may be transferred to the producer of the replacement equipment. FSP No. 143-1 is effective for the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable European Union member country. As of the end of the third quarter of 2006, the Company continues to monitor and evaluate the effects that the adoption of FSP No. 143-1 will have on the results of operations and financial condition. Such effects will depend on the respective laws and regulations adopted by the EU member countries, their implementation guidance and the type of recycling programs and systems that are established.

        In June 2006, FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This Interpretation introduces an accounting model under which companies will record uncertain tax positions in the financial statements, and establishes the criteria for recognizing, derecognizing and classifying such positions. Further, the interpretation addresses disclosure requirements relating to uncertain tax positions and requires a detailed roll-forward of the amounts of unrecognized tax benefits. FIN No. 48 is effective for Tyco in the first quarter of fiscal 2008. The Company is currently assessing the impact that FIN No. 48 will have on the results of its operations, financial position or cash flows.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The Company's exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure discussed in the 2005 Form 10-K. In order to manage the volatility relating to our more significant market risks, we enter into forward foreign currency exchange contracts, cross-currency swaps, foreign currency options, and interest rate swaps. In order to achieve an appropriate balance of fixed and floating rate debt through the use of swaps, Tyco has swapped $3.0 billion notional amount of its fixed rate debt to floating rate debt. At June 30, 2006 we are receiving a weighted-average fixed rate of 6.3% and paying a weighted-average variable rate of 7.0% under these swap arrangements.

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

Item 4.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed,

summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective.

        To ensure that our internal control over financial reporting continues to operate effectively and efficiently, we proactively identify opportunities for control improvements. We have ongoing initiatives to standardize and upgrade various financial operating systems and eliminate many of the manual and redundant tasks previously performed under older systems or processes. These changes will be implemented in stages over the next several years. We continued to enhance the internal controls relating to income tax accounting including further strengthening the coordination between the tax and controllership functions, incorporating enhanced monitoring controls and implementing additional process level controls. Additionally, in preparation of our previously announced separation into three separate public companies, we have begun the process of designing the necessary controls to allow the two new entities to properly function as independent public companies. As we execute the steps necessary to effectuate the separation, we will begin migrating certain processes, applications and functions previously performed by us to these two entities. We believe that these initiatives further strengthen our internal control over financial reporting, as well as automate a number of our processes and activities. We believe that the necessary procedures are in place to maintain effective internal control over financial reporting as these initiatives continue. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these internal controls.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        Except as discussed below, there have been no material developments in the Company's legal proceedings since the Company filed the 2005 Form 10-K. For a description of the Company's previously reported legal proceedings, refer to Part I, Item 3. Legal Proceedings, in the 2005 Form 10-K.

Securities Class Actions

        As previously reported in our periodic filings, Tyco and certain of our former directors and officers have been named as defendants in over 40 securities class actions. Most of the securities class actions have now been transferred to the United States District Court for the District of New Hampshire by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pretrial proceedings. On January 28, 2003, a consolidated securities class action complaint was filed in these proceedings. On January 7, 2005, the Company answered the plaintiffs' consolidated complaint. On January 14, 2005, lead plaintiffs made a motion for class certification, which the Company opposed on July 22, 2005. On July 5, 2005, the Company moved for revision of the Court's October 14, 2004 order in light of a change in law, insofar as the order denied the Company's motion to dismiss the consolidated complaint for failure to plead loss causation. On December 2, 2005, the Court denied the Company's motion. On April 4, 2006 plaintiffs filed a partial motion for summary judgment that was denied without prejudice to its later renewal. On June 12, 2006, the Court entered an order certifying a class "consisting of all persons and entities who purchased or otherwise acquired Tyco securities between December 13, 1999 and June 7, 2002, and who were damaged thereby, excluding defendants, all of the officers, directors and partners thereof, members of their immediate families and their legal representatives, heirs, successors or assigns, and any entity in which any of the foregoing have or had a controlling interest." On June 26, 2006, Tyco filed a petition for leave to appeal the class certification order to the United States Court of Appeals for the First Circuit. That petition is still pending. On July 6, 2006, the lead plaintiffs filed in the United States District Court for the District of New Hampshire a motion for a permanent injunction against prosecution of the class action styled Brazen v. Tyco International Ltd. that was certified by the Circuit Court for Cook County, Illinois. That motion is still pending.

        As previously reported in our periodic filings, a class action complaint, Ezra Charitable Trust v. Tyco International Ltd., was filed in the United States District Court for the Southern District of Florida on May 28, 2003. The Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the District of New Hampshire. Thereafter, the Company moved to dismiss the complaint. On December 22, 2004, plaintiff moved to amend the complaint. The proposed amendment asserts causes of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against Tyco International Ltd. and Edward Breen, our current Chief Executive Officer, and seeks to add as defendants David FitzPatrick, our former Chief Financial Officer, and PricewaterhouseCoopers LLP, our former independent auditors. As against defendants Breen and FitzPatrick, the complaint asserts a cause of action under Section 20(a) of the Securities Exchange Act of 1934. On March 25, 2005, the United States District Court for the District of New Hampshire granted plaintiff's motion to amend. Plaintiff filed an amended complaint that day. On March 28, 2005, the Court denied defendants' motion to dismiss the original complaint, without prejudice to the defendants' ability to move against the amended complaint. On April 25, 2005, defendants moved to dismiss the consolidated amended class action complaint. On September 2, 2005, the United States District Court for the District of New Hampshire entered a Memorandum and Order dismissing the amended complaint. On October 18, 2005, plaintiff filed a notice to appeal in the United States District Court for the District of New Hampshire. That appeal has been briefed and argued and is still pending.

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

        As previously reported in our periodic filings, the Company appealed to the United States Court of Appeals for the First Circuit the decision of the United States District Court for the District of New Hampshire to remand Brazen v. Tyco International Ltd. to the Circuit Court for Cook County, Illinois and Hromyak v. Tyco International Ltd., Goldfarb v. Tyco International Ltd., Mandel v. Tyco International Ltd., Myers v. Tyco International Ltd., Rappold v. Tyco International Ltd., and Schuldt v. Tyco International Ltd. to the Circuit Court for Palm Beach County, Florida. Plaintiffs moved to dismiss the Company's appeal. On December 29, 2004, the United States Court of Appeals for the First Circuit granted plaintiffs' motion and dismissed the Company's appeal. On April 28, 2005, the Company moved in the Circuit Court for Palm Beach County, Florida to stay and to strike the class allegations in Goldfarb, Mandel, Myers, Rappold, and Schuldt. Also on April 28, 2005, the Company moved in the Circuit Court for Palm Beach County, Florida to dismiss Hromyak. On July 8, 2005, the Court granted in part and denied in part the motion to stay and to strike the class allegations in Goldfarb, Mandel, Myers, Rappold, and Schuldt. On August 23, 2005, the Circuit Court granted Tyco's motion to dismiss Hromyak. The Hromyak plaintiffs filed a notice of appeal on September 20, 2005 and briefing has been completed. That appeal has been briefed and argued and is still pending.

        As previously reported in our periodic filings, on March 10, 2005, plaintiff Lionel I. Brazen filed an amended class action complaint in the Circuit Court for Cook County, Illinois purporting to represent a class of purchasers who exchanged shares of Mallinckrodt, Inc. common stock for shares of Tyco common stock pursuant to the Joint Proxy Statement and Prospectus, and the Registration Statement in which it was included, in connection with the October 17, 2000 merger of Tyco and Mallinckrodt, Inc. Plaintiff names as defendants Tyco International Ltd., and certain former Tyco executives and asserts causes of action under Section 11, 12(a)(2) and 15 of the Securities Act of 1933. The amended class action complaint alleges that the defendants made statements in the Registration Statement and the Joint Proxy Statement and Prospectus that were materially false and misleading and failed to disclose material adverse facts regarding the business and operations of Tyco. On April 21, 2005, the Company moved in the Circuit Court for Cook County, Illinois to dismiss or stay or, in the alternative, to strike the class allegations. On July 22, 2005, the court denied the Company's motion. Also, on July 22, 2005, the Court granted the motion to dismiss individual defendants Michael A. Ashcroft, Joshua M. Berman, Richard S. Bodman, John F. Fort, III, Stephen W. Foss, James S. Pasman Jr., W. Peter Slusser and Frank E. Walsh, Jr. On August 2, 2005, Tyco filed a motion for a finding pursuant to Supreme Court Rule 308(a), which was denied on August 16, 2005. On August 19, 2005, Tyco filed an interlocutory appeal of the Circuit Court for Cook County Illinois' July 22, 2005 memorandum and order. On December 27, 2005, the Appellate Court of Illinois, First Judicial District, denied Tyco's interlocutory appeal. On January 31, 2006, the Company filed a petition for leave to appeal the decision of the appellate court, but that petition was denied. On January 6, 2006, the plaintiff filed a renewed motion for class certification which was granted. On February 14, 2006, Tyco filed its answer to the complaint. On July 5, 2006, plaintiffs filed a partial motion for summary judgment. That motion is not fully briefed.

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

        As previously reported in our periodic filings, plaintiff moved to remand Davis v. Kozlowski, an action originally filed on December 9, 2003, from the United States District Court for the District of New Hampshire back to the Circuit Court of Cook County, Illinois. On March 17, 2005, the United States District Court for the District of New Hampshire granted plaintiff's motion to remand and denied defendants' motion to dismiss. On March 31, 2005, the Company moved for reconsideration of the Court's remand order. On July 17, 2006, the Court entered an order granting Tyco's motion to dismiss on the grounds that all of plaintiff's claims were preempted by federal law. The motion to dismiss was granted without prejudice to plaintiff's right to file another action in state court asserting claims that are not preempted by federal law.

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

        As previously disclosed, in November 2004, we received an Order from the SEC to report facts and circumstances involving our participation, if any, in the United Nations Oil for Food Program governing sales of Iraqi oil. On January 10, 2005 and November 8, 2005, we responded to the Order and provided information concerning transactions under the United Nations Oil for Food Program. On January 31, 2006, we received a Subpoena from the SEC to produce additional documents and information related to the participation of three of our businesses in the Oil for Food Program. The SEC notified the Company on June 7, 2006 that it was dismissing Tyco from the SEC's investigation of the United Nations Oil for Food Program.

        On January 27, 2006, we received from the New Jersey Division of Criminal Justice Office of the Attorney General a subpoena requesting documents related to, among other things, former employees, the use of certain chemicals, and the filing of reports under state and federal environmental reporting laws at a New Jersey facility sold by Tyco in 2000. The subpoena seeks information for the period from January 1987 to December 2000. We have provided information in response to the subpoena and will continue to cooperate fully with the investigators.

Intellectual Property and Antitrust Litigation

        As previously reported in our periodic filings, we are party to a number of patent infringement and antitrust actions that may require us to pay damage awards. Tyco has assessed the status of these matters and has recorded liabilities related to certain of these matters where appropriate.

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

        Under the terms of the Settlement, Tyco on behalf of Nellcor, paid Masimo a total of $330 million on January 19, 2006, which represents $265 million in damages in the patent case for sales through January 31, 2006 (after which the infringing products will no longer be sold) and $65 million as an advance royalty for oximetry sales including Nellcor's new 06 technology products from February 1, 2006 through December 31, 2006. In 2005, Tyco recorded a liability of $277 million related to this matter. The Settlement does not resolve the Masimo antitrust lawsuit or the related consumer antitrust class lawsuits described below. Under the terms of the Settlement, Nellcor receives from Masimo a covenant not to sue on the Nellcor 06 products as well as a termination of all pending patent litigation with Masimo. In March 2011, Nellcor has the option to terminate Masimo's covenant not to sue and the obligation to pay future royalties on Nellcor's current products as well as any next-generation products. In addition, Nellcor shall discontinue making, offering to sell, selling or shipping any products that the court found infringed on the patents held by Masimo, but will continue to provide service and sensors for the previously sold products.

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

        On March 22, 2006, the district court issued its Memorandum of Decision regarding the post-trial motions. In the Memorandum, the district court (i) vacated the jury's liability findings on two business practices; (ii) affirmed the jury's liability finding on two other business practices; (iii) vacated the jury's damage award in its entirety; and (iv) ordered a new trial on damages. The district court scheduled the new trial on the damages for October 10, 2006.

        Tyco has assessed the status of this matter and has concluded that it is more likely than not that the remainder of the jury's decision will be overturned, and, further, Tyco intends to vigorously pursue all available means to achieve such reversal.

        Beginning on August 29, 2005 with Natchitoches Parish Hospital Service District v. Tyco International, Ltd., twelve consumer class actions have been filed against Nellcor in the United States District Court for the Central District of California. The remaining eleven actions are Allied Orthopedic Appliances, Inc. v. Tyco Healthcare Group LP, and Mallinckrodt Inc. filed on August 29, 2005, Scott Valley Respiratory Home Care v. Tyco Healthcare Group LP, and Mallinckrodt Inc. filed on October 27, 2005, Brooks Memorial Hospital et al v. Tyco Healthcare Group LP filed on October 18, 2005, All Star Oxygen Services, Inc. et al v. Tyco Healthcare Group, et al filed on October 25, 2005, Niagara Falls Memorial Medical Center, et al v. Tyco Healthcare Group LP filed on October 28, 2005, Nicholas H. Noyes Memorial Hospital v. Tyco Healthcare and Mallinckrodt filed on November 4, 2005, North Bay

Hospital, Inc. v. Tyco Healthcare Group, et al filed on November 15, 2005, Stephen Skoronski v. Tyco International, Ltd., et al filed on November 21, 2005, Abington Memorial Hospital v. Tyco Int'l Ltd.; Tyco Int'l (US) Inc.; Mallinckrodt Inc; Tyco Healthcare Group LP filed on November 22, 2005, South Jersey Hospital, Inc. v. Tyco International, Ltd., et al, filed on January 24, 2006, and Deborah Heart and Lung Center v. Tyco International, Ltd., et al, filed on January 27, 2006. In all twelve complaints, the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege they paid for pulse oximetry products as a result of anticompetitive conduct by Nellcor in violation of the federal antitrust laws. The Company will respond to these complaints and intends to vigorously defend the actions.

        As previously reported in the Company's periodic filings, Applied Medical Resources Corp. ("Applied Medical") v. United States Surgical ("U.S. Surgical") is a patent infringement action that was filed in the United States District Court for the Central District of California in April 1999 in which U.S. Surgical, a subsidiary of Tyco, is the defendant. In February 2002, the district court held that U.S. Surgical's VERSASEAL universal seal system, contained in certain surgical trocar and access devices manufactured by U.S. Surgical, infringed certain of the plaintiff's patents. The district court entered a permanent injunction against U.S. Surgical based upon infringement of one of the three patents involved in the suit. The United States Court of Appeals for the Federal Circuit affirmed the district court's permanent injunction ruling in September 2003 for the VERSASEAL product, which is no longer on the market. In October 2003, the district court ruled in U.S. Surgical's favor, holding that two other patents involved in the case were invalid. A trial on damages for the earlier infringement ruling in the district court concluded on July 27, 2004. The jury awarded Applied Medical $44 million in damages and returned a finding that the earlier infringement was willful, giving the district court discretion to enhance those damages to up to treble the damages awarded to Applied Medical by the jury. On October 1, 2004, the district court issued post-trial rulings that denied U.S. Surgical's motion to set aside the jury's finding on willfulness and granted Applied Medical's motion for enhanced damages, enhancing the jury's damages award by 25%, or $11 million. On January 27, 2005, the district court awarded Applied Medical $10 million in costs, prejudgment interest and attorneys' fees. Thus, Applied Medical's total award was $65 million. U.S. Surgical appealed the damages award and the willfulness finding to the Court of Appeals for the Federal Circuit. On January 24, 2006, the Court of Appeals issued a decision affirming the award to Applied Medical. On February 17, 2006, Tyco, on behalf of U.S. Surgical, paid Applied Medical $66 million which includes post-judgment interest accrued during the appeal. Tyco previously recorded a liability of $66 million related to this matter.

        On July 31, 2003, Applied Medical filed another patent infringement suit against U.S. Surgical in the United States District Court for the Central District of California. The complaint alleges that U.S. Surgical's VERSASEAL Plus trocar product infringes Applied Medical's U.S. Patent No. 5,385,533. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical's motion for summary judgment. Applied Medical appealed the summary judgment ruling. On May 15, 2006, the United States Court of Appeals for the Federal Circuit issued a decision on the appeal vacating the district court's grant of summary judgment and remanding the case for further proceedings. The district court has scheduled a status hearing on this case for October 16, 2006.

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

Asbestos Matters

        As previously reported in our periodic filings, Tyco and some of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. The majority of these cases have been filed against subsidiaries in Healthcare and Engineered Products and Services. Each case typically names between dozens to hundreds of corporate defendants. The Company will continue to vigorously defend these lawsuits and the Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims. When appropriate, the Company settles claims; however, the total amount paid to date to settle and defend all asbestos claims has been immaterial. As of June 30, 2006 there were approximately 15,000 asbestos liability cases pending against the Company and our subsidiaries.

Other Matters

        Earth Tech v. City of Phoenix is a contract dispute arising from Earth Tech's contract with the City of Phoenix, Arizona for expansion of the City's 91st Avenue Waste Water Treatment Plant. On December 21, 2005, Earth Tech filed a lawsuit against the City of Phoenix in the Maricopa County Superior Court alleging $3 million in damages plus interest for the City's failure to pay dewatering and computer systems costs related to the 91st Avenue project. After the City rejected Earth Tech's administrative claim against the City, Earth Tech filed and served a First Amended Complaint upon the City of Phoenix. In its First Amended Complaint, Earth Tech alleged eighteen causes of action and requested the following: (i) a recovery of at least $73 million for the value of the services performed by Earth Tech in connection with the contract; (ii) a rescission of the contract; (iii) an equitable adjustment of the Contract price for additional dewatering services and the Computer Control System; and (iv) costs for demobilization and termination of the contract. The City of Phoenix filed a Motion to Dismiss rather than filing an answer to the First Amended Complaint on May 18, 2006. The Court has not ruled on this motion.

        On December 29, 2005, the City of Phoenix filed a lawsuit against Earth Tech, Inc., its surety, Federal Insurance Company and other unnamed parties in the Maricopa County Superior Court, The City of Phoenix v. Earth Tech, Inc., Federal Insurance Company and John Does 1-50. The lawsuit is in connection with the City of Phoenix's termination on August 12, 2005 of Earth Tech's contract with the City of Phoenix, Arizona for expansion of the City's 91st Avenue Waste Water Treatment Plant. The City alleges the following causes of action: (i) Earth Tech breached its Pre-Construction Services and Construction Management at Risk Contracts; (ii) Earth Tech did not properly, reasonably or timely manage, supervise or inspect the work under the Contracts; (iii) Federal Insurance breached the terms and conditions of the performance bond; and (iv) Federal Insurance failed to investigate the City's Bond Claims. The City requested unspecified general, consequential, incidental, special and liquidated damages plus interest as its relief. On February 8, 2006, Earth Tech filed a Motion to Dismiss the City's Complaint in which Federal Insurance Company joined. The Presiding Judge of Maricopa County Superior Court on July 11, 2006 consolidated all of the pending lawsuits related to this dispute on the Court's complex litigation docket.

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

        Management estimates that the total cost to complete the Proposed Separation could approximate $1.0 billion. However, actual costs could exceed that estimate and could have a material adverse effect on our results of operations or cash flows.

  We may be unable to complete the transaction.

        There is no guarantee that the Proposed Separation will be finalized. Completion of the Proposed Separation is subject to a number of factors and conditions, including:

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

  Increased demands on our management team as a result of the Proposed Separation could distract management's attention from operating the business.

        Management estimates that the Proposed Separation will be completed in the first calendar quarter of 2007. The complexity of the transaction will require a substantial amount of management and operational resources, as well as the use of several cross-functional project teams. Our business or results of operations may be adversely affected during the transition period.

  The credit ratings of each of the three independent companies may be lower than that of the current consolidated entity.

        Credit agencies will be requested to issue credit ratings for each of the three independent public companies formed in the Proposed Separation. Debt currently outstanding will be allocated or assigned to each of the three companies. There currently is no plan to raise additional capital through an initial public offering.

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

        We and others have received subpoenas and requests from the SEC, the United States Department of Labor, the General Service Administration and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. Certain current and former employees in Fire and Security received subpoenas from the SEC's Division of Enforcement seeking testimony related to past accounting practices regarding the ADT dealer connect fees. As previously reported in our periodic filings, these practices have been discontinued. The United States Department of Labor is investigating Tyco and the administrators of certain of our benefit plans. At this time, we cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities (which in turn could negatively impact our business with non-governmental customers) or suffer other penalties, each of which could have a material adverse effect on our business. We cannot provide assurance that the effects and results of these or other investigations will not be material and adverse to our business, financial condition, results of operations or cash flows.

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

        The IRS continues to audit the years 1997 through 2000. In 2004, the Company submitted to the IRS proposed adjustments to its 1997 through 2000 U.S. federal income tax returns. During the second quarter of 2006, the IRS and the Company agreed to several of the proposed adjustments and also agreed to resolution of certain legacy tax matters. These adjustments did not have a material impact on the financial condition, results of operations or cash flows of the Company.

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

        We have received notification from the United States Environmental Protection Agency and from state environmental agencies, that conditions at a number of sites where we and others disposed of hazardous substances require cleanup and other possible remedial action and may require that we reimburse the government or otherwise pay for the cost of cleanup of those sites and /or for natural resource damages. We have projects underway at a number of current and former manufacturing facilities to investigate and remediate environmental contamination resulting from past operations. These projects relate to a variety of activities, including:

  •
  radioactive materials decontamination and decommissioning;

  •
  solvent, metal and other hazardous substance contamination cleanup; and

  •
  oil spill equipment upgrades and replacement.

These projects involve both remediation expenses and capital improvements. In addition, we remain responsible for certain environmental issues at manufacturing locations previously sold by us.

        The ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon our experience, current information and applicable laws, we believe that it is probable that we would incur remedial costs (including asset retirement obligations) of approximately $263 million, of which $32 million is included in accrued expenses and other current liabilities and $231 million is included in other long-term liabilities on the Consolidated Balance Sheets. Environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with such laws, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition and results of operations or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.

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

        Attrition rates for customers in our global electronic security services business were 14.1% and 14.8% on a trailing 12-month basis as of June 30, 2006 and September 30, 2005, respectively. Although the attrition rate has been declining, if attrition rates were to trend upward, ADT's recurring revenue and results of operations will be adversely affected. Tyco amortizes the costs of ADT's contracts and related customer relationships purchased through the ADT dealer program based on the estimated life of the customer relationships. Internally generated residential and commercial account pools are similarly amortized. If the attrition rates were to rise Tyco may be required to accelerate the amortization of the costs which could cause a material adverse effect on our financial condition, results of operations and cash flows.

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

Tax Legislation

        The United States Congress has in the past considered legislation affecting the tax treatment of U.S. companies that have undertaken certain types of expatriation transactions. In October 2004, the United States Congress enacted such legislation, which did not, however, retroactively apply to the 1997 acquisition of Tyco International Ltd. by ADT Limited. We expect various U.S. Treasury Department studies to be released and tax proposals to be introduced in the United States Congress in the future and cannot provide assurance that these proposals would not have adverse effects on Tyco if enacted. Such adverse effects could include substantially reducing the tax benefits of our corporate structure, materially increasing our tax burden or otherwise adversely affecting our business.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
4/1/06–4/28/06	14,508,454	$26.97	14,493,200	—
4/29/06–6/2/06	8,027,111	27.15	8,001,000	—
6/3/06–6/30/06	18,518,910	26.89	18,518,910	—

        The transactions described in the table above represent the repurchase of common shares on the NYSE as part of the $1.5 billion and $2.0 billion share repurchase program approved by the Board of Directors in July 2005 and May 2006, respectively. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. The Company, through an affiliate, also acquires shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. Approximately 40,000 shares were acquired in these vesting-related transactions outside of the share repurchase program during the quarter ended June 30, 2006.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Exhibit
10.1	Amendment No. 3 dated as of June 28, 2006 among Tyco International Group S.A., Tyco International Ltd., each required lender from time to time party thereto, and Bank of America, N.A., as Paying Agent, to the Three-Year Credit Agreement dated as of December 22, 2003 among Tyco International Group S.A., Tyco International Ltd., the banks named therein, and Bank of America., N.A. and Citigroup North America, as Co-Administrative Agents (filed herewith).
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:	/s/ CHRISTOPHER J. COUGHLIN
Christopher J. Coughlin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2006