Form 10-K
period 2006-09-29
TYCO INTERNATIONAL LTD /BER/
filed 2006-12-11
CIK 833444

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2006
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

        The aggregate market value of voting common shares held by nonaffiliates of registrant was approximately $54,132,579,729 as of March 31, 2006.

        The number of common shares outstanding as of December 6, 2006 was 1,988,853,457.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's proxy statement filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's 2007 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

        See pages 78 to 84 for the exhibit index.

i

PART I

Item 1.    Business

General

        Tyco International Ltd. ("we," "Tyco" or the "Company") is a diversified manufacturing and service company that, through its subsidiaries:

  •
  designs, manufactures and distributes electrical and electronic components and related solutions;

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

        Tyco International Ltd., which is organized under the laws of Bermuda, was created as a result of the July 1997 acquisition of Tyco International Ltd., a Massachusetts corporation, by ADT Limited, a public company organized under the laws of Bermuda, at which time ADT Limited changed its name to Tyco International Ltd.

        Unless otherwise indicated, references in this Annual Report to 2006, 2005 and 2004 are to Tyco's fiscal year ended September 29, 2006, September 30, 2005 and September 30, 2004, respectively.

Strategy

        As previously reported in our periodic filings, on January 13, 2006, the Company announced that its Board of Directors approved a plan to separate the Company into three separate, publicly traded companies—Tyco Healthcare, one of the world's leading diversified healthcare companies; Tyco Electronics, the world's largest passive electronic components manufacturer; and a combination of Tyco Fire and Security and Engineered Products and Services, a global business with leading positions in residential and commercial security, fire protection and industrial products and services (the "Proposed Separation"). After thorough reviews of strategic options with our Board of Directors, we believe that this strategy is the best way to position our market-leading companies for sustained growth and value creation.

        Consummation of the Proposed Separation is subject to certain conditions, including final approval by the Tyco Board of Directors, receipt of certain tax rulings, necessary opinions of counsel, the filing and effectiveness of registration statements with the Securities and Exchange Commission ("SEC") and the completion of any necessary debt refinancings. Approval by the Company's shareholders is not required as a condition to the consummation of the Proposed Separation. Tyco has received an initial private letter ruling from the Internal Revenue Service ("IRS") regarding the U.S. federal income tax consequences of the Proposed Separation noting it will qualify for favorable tax treatment. Tyco expects to file Registration Statements in connection with the Proposed Separation during the second quarter of 2007. Following the Proposed Separation, Tyco's shareholders will own 100% of the equity in all three companies through tax-free stock dividends.

        We are also focused on growing profitability within each of these companies so that each may be well positioned for long-term growth as independent businesses. Following the Proposed Separation, we expect that all three companies will be dividend-paying companies. As we prepare for the Proposed Separation, we remain committed to returning excess cash to shareholders and will complete the remainder of the $2.0 billion share repurchase program that was approved by the Board of Directors in May 2006.

        We are a high-quality, low-cost producer and provider in each of the markets we serve. We promote our leadership positions by investing in existing businesses and developing new markets. Our business strategy focuses on enhancing internal growth and operational efficiency primarily through new product innovation, increased market share, and continued geographic expansion. We have implemented and will continue to implement additional Six Sigma initiatives across our businesses to achieve best-in-class operating practices. We also remain committed to being a leader in corporate governance so that we can maintain the respect and confidence of our shareholders, employees, suppliers and customers as well as the financial community.

        Over the past several years, the Company has engaged in a series of restructuring programs through which we have made our operations more efficient, including exiting certain non-core businesses or business lines and streamlining general operations. During 2006, we completed the sale of our Plastics and Adhesives segment and entered into a definitive agreement to sell the Printed Circuit Group ("PCG") business, a business of the Electronics segment. As such, the operations of the Plastics and Adhesives segment and PCG are reflected as discontinued operations in the Consolidated Financial Statements.

        To further improve operating efficiency, during the first quarter of 2007, we have launched a restructuring program across all segments including the corporate organization which will streamline some of the businesses and reduce our operational footprint. We expect to incur charges of approximately $600 million over the next two years, of which $500 million is expected to be incurred in 2007. We expect that the total cash expenditures for this program will be approximately $450 million, of which $250 million is expected in 2007. We believe this restructuring program will strengthen our competitive position over the long term.

Segments

        See Note 23 to the Consolidated Financial Statements for certain segment and geographic financial data relating to our business.

I.    Electronics

        Tyco is the world's leading supplier of passive electronic components. With 2006 net revenue of $12.7 billion, our Electronics businesses comprise 31% of our consolidated net revenue. In 2005 and 2004, net revenue totaled $11.8 billion or 30% of our consolidated net revenue and $11.4 billion or 30% of our consolidated net revenue, respectively. The group's products and services include:

  •
  designing, engineering and manufacturing electronic/electrical connector systems, fiber optic components, wireless devices including private radio systems and radar sensors, heat shrink products, circuit protection devices, magnetic devices, wire and cable, relays, sensors, touch screens, identification and labeling products, power systems and components, electronic modules, application tooling, switches and battery assemblies.

        Tyco Electronics consists of four business units: Electronic Components, Wireless, Power Systems and Submarine Telecommunications.

        With the exception of Submarine Telecommunications, these businesses design, manufacture and market a broad range of electronic, electrical and electro-optic passive and active devices and a number of interconnection systems and connector-intensive assemblies, as well as wireless products including radar sensors, global positioning satellite systems components, private radio systems, silicon and gallium arsenide semiconductors and microwave sub-systems. These products have potential uses wherever an electronic, electrical, computer or telecommunications system is involved. Products are sold under the

AMP, AGASTAT, AXICOM, AUGAT, CRITCHLEY, DULMISON, ELO-TOUCH SYSTEMS, M/A-COM, RAYCHEM and TYCO ELECTRONICS trade names, among others.

        Sales and marketing are done via direct sales and distributors to customers including original equipment manufacturers and their subcontractors, utilities, government agencies, value-added resellers and those who install, maintain and repair equipment. In 2006, the group's direct sales represented 85% of net revenue while the remaining net revenue was via distributors. Their customers are found in the automotive, communications equipment manufacturing, telecommunications service, computer, aerospace, military, household appliance, industrial machinery and equipment, instrumentation, consumer electronics, energy and networking industries. In total, these businesses serve over 250,000 customers located in over 150 countries and maintain a strong local presence in the geographic areas in which they operate, including the Americas, Europe, Middle East, Africa and the Asia-Pacific region.

        Tyco Submarine Telecommunications is a leading provider of services for undersea fiber optic networks. Tyco Submarine Telecommunications' products and services include designing, manufacturing and installing undersea cable communications systems and servicing and maintaining major undersea cable networks.

        Tyco Electronics operates in highly competitive markets. The competition experienced across product lines from other companies ranges in size from large, diversified manufacturers to small, highly specialized manufacturers. Competition is on the basis of breadth of product offering, product innovation, price, quality and service.

II.    Fire and Security

        Tyco is the world's leading provider of both electronic security services and fire protection contracting and services. With 2006 net revenue of $11.7 billion, our Fire and Security businesses comprise 28% of our consolidated net revenue. In 2005 and 2004, net revenue totaled $11.5 billion or 29% of our consolidated net revenue and $11.5 billion or 30% of our consolidated net revenue, respectively. The group's principal products and services include:

  •
  designing, manufacturing, installing, monitoring and servicing electronic security systems for residential, commercial and government customers; and

  •
  designing, manufacturing, installing and servicing a broad line of fire detection suppression systems for commercial and government market segments.

        Tyco Fire and Security consists of two business units: Worldwide Electronic Security Services and Worldwide Fire Protection Contracting and Services.

Worldwide Electronic Security Services

        We are the world's leading provider of electronic security services, which includes the monitoring of burglar alarms, fire alarms, medical alert systems, and other activities where around-the-clock monitoring and response are required. We offer regular inspection and maintenance services to ensure that systems will function properly and can be upgraded as technology or risk profiles change. We are also a leading supplier of electronic security product solutions to the retail, commercial and government markets, offering anti-theft, video surveillance, access control, electronic asset protection and security management systems, products and services. These and other security services are provided principally through our ADT operating companies.

        Electronically monitored security systems are tailored to our customers' specific needs and involve the installation of devices designed for intrusion detection and access control, as well as reaction to various occurrences or conditions, such as movement, fire, smoke, flooding, environmental conditions, industrial processes and other hazards. These detection devices are connected to microprocessor-based control panels, which communicate to one of our monitoring centers (located remotely from the customer's premises) where alarm and supervisory signals are received and recorded. In most systems, control panels can identify the nature of the alarm and the areas within a building where the sensor was activated. Depending upon the type of service for which the subscriber has contracted, monitoring center personnel respond to alarms by relaying appropriate information to the local fire or police departments, notifying the customer or taking other appropriate action, such as dispatching employees to the customer's premises. In some instances, the customer may monitor the system at its own premises or the system may be connected to local fire or police departments.

        Whether systems are monitored by the customer at its premises or connected to one of our monitoring centers, we usually provide support and maintenance through service contracts. Systems installed at customers' premises may be owned by us or by our customers.

        We market our electronic security services to commercial and residential customers through both a direct sales force and an authorized dealer network. A separate national accounts sales force services large commercial customers. We also utilize advertising, the Internet and direct mail to market our services.

        We provide residential and commercial electronic security services primarily in North America, Latin America, Europe, South Africa and the Asia-Pacific region. Our commercial customers include financial institutions, industrial and commercial businesses, federal, state and local governments, retailers, and health care and educational facilities. Our customers are often prompted to purchase security systems by their insurance carriers, which may offer lower insurance premium rates if a security system is installed or require that a system be installed as a condition to coverage. Some municipalities are requiring verification as a prerequisite for police response to intrusion alarms. It has been our experience that the majority of commercial and residential monitoring contracts are renewed after their initial terms. In general, relocations account for the largest number of residential discontinuances while business closures comprise the largest single factor impacting commercial contract attrition.

        We are also the leader in anti-theft systems. The majority of the world's leading retailers use our systems to protect against shoplifting and employee theft. We manufacture these SENSORMATIC electronic article surveillance systems and generally sell them through our direct sales force in North and South America, Europe and the Asia-Pacific region. A growing trend in the loss protection industry is for security labels to be applied to goods at the point of manufacture. In most cases, we sell these labels directly to the manufacturers or their packaging agents.

        We also develop and distribute a full line of access control and video surveillance systems, which are sold through direct and distributor/integrator channels. These products range from access control systems designed for small businesses to integrated solutions used by some of the world's largest global enterprises.

        We manufacture certain alarm, detection and activation devices and central monitoring station equipment both for installation by us and for sale to other installers. We also outsource some of the electronic components we install.

        The security business in North America is highly competitive, with a number of major firms and some 10,000 smaller regional and local companies. Similarly, Tyco competes with several national companies and several thousand regional and local companies in Europe, Asia-Pacific, Latin America and South Africa.

Worldwide Fire Protection Contracting and Services

        We design, fabricate, install and service automatic fire sprinkler systems, fire alarm and detection systems and special hazard suppression systems in buildings, industrial plants and off-shore installations, as well as respiratory systems and other life-saving devices. Tyco's fire protection businesses utilize a worldwide network of sales offices, operating globally under various trade names including SIMPLEXGRINNELL, WORMALD, DONG BANG, ANSUL, SCOTT, SABRE and TYCO.

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

        We manufacture and distribute SCOTT and SABRE breathing systems for use by firefighters and other first responders and for industrial applications. Military forces from various countries use our breathing apparatus and more than one million U.S. firefighters rely on our SCOTT AIR-PAK brand of self-contained breathing apparatus. SCOTT and SABRE products are sold globally through a network of distributors and are subject to government funding availability. SCOTT is considered the world leader in respiratory protection innovation for first responders.

        In Asia and Europe, Tyco designs, installs and maintains integrated systems which monitor and manage urban traffic control systems, as well as lighting, ventilation, fire detection, surveillance and traffic control for bridges, tunnels, railways and mines.

        A significant portion of the mechanical components (and, in North America, a high proportion of the pipe) used in our fire protection systems are purchased from Tyco Engineered Products and Services. We use computer-aided-design technology that reduces the time required to design systems for specific applications and coordinates the fabrication and delivery of system components.

        Competition in the fire protection contracting business varies by region. In North America, Tyco competes with thousands of smaller contractors on a regional or local basis for the installation of fire protection, alarm and detection systems. In Europe, Tyco competes with many regional or local contractors on a country-by-country basis. In Australia, New Zealand and Asia, we compete with a few large fire protection contractors, as well as with many smaller regional or local companies. Tyco competes for fire protection systems contracts primarily on the basis of price, service and quality.

III.    Healthcare

        Tyco is a global leader in the medical products industry. With 2006, 2005 and 2004 net revenue of $9.6 billion, $9.5 billion and $9.1 billion, respectively, our Healthcare businesses comprised 24% of our consolidated net revenue in each year. The group's products include:

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

        Tyco Healthcare consists of three business units: Medical Devices & Supplies, Pharmaceuticals and Retail.

Medical Devices & Supplies

        Medical Devices & Supplies consists of five primary divisions: Medical, Surgical, Respiratory, Imaging and International.

Medical

        The Medical Division manufactures and markets a broad range of wound care products, needles and syringes, sharps disposables, vascular therapy products, electrodes, operating room kits and trays, urological care products, enteral feeding products, incontinence care products, and nursing care products. These products are marketed via a combination of direct sales representatives and third-party distributors to hospitals, surgi-centers, alternate care facilities and homes worldwide.

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

Pharmaceuticals

        The Mallinckrodt Pharmaceutical Division is comprised of three businesses—Bulk Pharmaceuticals (active pharmaceutical ingredients), Dosage Pharmaceuticals and Specialty Chemicals. The Bulk Pharmaceuticals business is the largest producer of both medicinal narcotics and acetaminophen worldwide. Ninety-five percent of these products are used within the pharmaceutical industry to manufacture dosage form drugs. The Dosage Pharmaceuticals business has four distinct divisions: generic narcotic pharmaceuticals, branded central nervous systems products, addiction treatment products and contract pharmaceutical manufacturing for third parties. These products are sold to major wholesalers and drug store chains primarily in the United States. The Specialty Chemicals business includes a wide array of specialty chemicals targeted at research and development and analytical laboratories; process materials used to manufacture biopharmaceuticals; and specialty chemicals used to manufacture semiconductor chips, many of which are sold under the J.T. BAKER name in the United States.

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

IV.    Engineered Products and Services

        Tyco is the world's leading manufacturer of industrial valves and controls. With 2006 net revenue of $7.0 billion, our Engineered Products and Services businesses comprise 17% of our consolidated net revenue. In 2005 and 2004, net revenue totaled $6.5 billion or 17% of our consolidated net revenue and $6.0 billion or 16% of our consolidated net revenue, respectively. The group's products and services include:

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

  •
  providing a broad range of consulting, engineering and construction management and operating services for water, wastewater, environmental, transportation and infrastructure markets; and

  •
  manufacturing and distributing fire sprinkler devices, valves, pipe fittings and couplings used in commercial, residential and industrial fire protection systems.

        Tyco Engineered Products and Services is comprised of three business units: Flow Control and Fire & Building Products, Electrical & Metal Products and Infrastructure Services.

Flow Control and Fire & Building Products

Flow Control

        Tyco Flow Control manufactures both standard and highly specialized valves in a wide variety of configurations, body types, materials, pressure ratings and sizes. It also manufactures related equipment, instrumentation and products such as valve actuators, gauges, positioners, valve control systems and vapor control products, as well as a full line of thermal heat tracing products, specialty heaters and related products and turnkey installation services. These products are manufactured in Tyco Flow Control's facilities located in North America, Europe, South America and the Asia-Pacific region. Tyco Flow Control's products are used in various applications including power generation, chemical, petrochemical, oil and gas, water distribution, wastewater, commercial irrigation, mining, food and beverage, and other industrial process applications. Tyco Flow Control also provides engineering, design, inspection, maintenance, repair and commissioning services for flow control and heat tracing applications.

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

Electrical & Metal Products

        Tyco Electrical & Metal Products manufactures steel tubing and related products in North America and Brazil. Its products include steel electrical conduit, pre-wired armored cable, flexible electrical conduit, metal framing systems, cable tray and cable ladder and related products utilized in the construction, industrial and original equipment markets. In North America, the Allied Tube & Conduit ("Allied") business is the leading manufacturer of steel electrical conduit, and our AFC Cable Systems division is the leading manufacturer of steel and aluminum pre-wired armored cable. The Georgia Pipe business manufactures plastic conduit. Allied manufactures metal framing and support systems and electrical cable tray and cable ladders in North America and sells them under the POWERSTRUT, UNISTRUT and T.J. COPE trade names. In addition, Allied manufactures and distributes welded steel tubular products in North America. In Brazil, tube is manufactured and sold under the trade names of FREFER and DINACO. These businesses serve a wide spectrum of customers and applications ranging from automotive, fire protection, security and safety containment, recreational equipment, commercial construction and traffic control systems. Electrical & Metal Products competes with multiple national and international competitors on the basis of price, availability and breadth of product line.

Infrastructure Services

        Tyco Infrastructure Services provides a broad range of environmental, consulting and engineering services through its EARTH TECH business. Earth Tech's principal services consist of a full-spectrum of water, wastewater, environmental and hazardous waste management services. Earth Tech also provides infrastructure and transportation design and construction services for institutional, civic, commercial and industrial clients; design, construction management, project financing and facility operating services for water and wastewater treatment facilities for municipal and industrial clients; and transportation engineering and consulting. Earth Tech operates through a network of offices in North America, Europe, South America and the Asia-Pacific region. Earth Tech competes with a number of international, national, regional and local companies on the basis of price and the breadth and quality of services.

Backlog

        See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for information relating to our backlog.

Research and Development

        Tyco-sponsored research and development expense by segment for the years ended September 29, 2006, September 30, 2005 and September 30, 2004 is as follows ($ in millions):

	2006	2005	2004
Electronics	$504	$454	$441
Healthcare	263	232	209
Fire and Security	122	119	101
Engineered Products and Services	25	28	27

	$914	$833	$778

        Approximately 6,200 full-time scientists, engineers and other technical personnel were engaged in our product research and development activities as of September 29, 2006.

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

Raw and Other Purchased Materials

        We are a large buyer of steel in the United States. We are also a large buyer of other commodities, including, resin, copper, brass, gold, paper, pulp and cotton. Certain of the components used in the Fire Protection business, principally certain valves and fittings, are purchased for installation in fire protection systems or for distribution. Materials are purchased from a large number of independent sources around the world. There have been no shortages in materials which have had a material adverse effect on our businesses. However, significant increases in certain raw material costs may have an adverse impact on costs and operating margins. We enter into long-term supply contracts, using fixed or variable pricing to manage our exposure to potential supply disruptions.

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

Employees

        Tyco employed 238,200 people at September 29, 2006, of which 86,900 are employed in the United States and 151,300 are outside the United States. We have collective bargaining agreements with labor unions covering 38,800 employees at certain of our North American, European and Asia-Pacific businesses. We believe that our relations with the labor unions are generally good.

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

        Given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods, the ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict. Based upon our experience, current information and applicable laws, we believe that it is probable that we would incur remedial costs in the range of approximately $124 million to $406 million. As of September 29, 2006, we believe that the best estimate within this range is approximately $184 million, of which $34 million is included in accrued expenses and other current liabilities and $150 million is included in other long-term liabilities on the Consolidated Balance Sheets. In view of our financial position and reserves for environmental matters of $184 million, we believe that any potential payment of such estimated amounts will not have a material adverse effect on our financial position, results of operations or cash flows.

Available Information

        Tyco is required to file annual, quarterly and special reports, proxy statements and other information with the SEC. Investors may read and copy any document that Tyco files, including this Annual Report on Form 10-K, at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, from which investors can electronically access Tyco's SEC filings.

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

        Management estimates that the total net economic cost to complete the Proposed Separation is expected to approximate $1.0 billion and that the corresponding income statement charges would be larger than net economic cost. However, actual costs could exceed that estimate and could have a material adverse effect on our results of operations and cash flows.

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

  •
  the Company's ability to obtain the financing necessary to consummate the Proposed Separation; and

  •
  the Company's ability to satisfy certain conditions precedent, including final approval by the Tyco Board of Directors, receipt of certain tax rulings, necessary opinions of counsel and the filing and effectiveness of registration statements with the SEC.

  Increased demands on our management team as a result of the Proposed Separation could distract management's attention from operating the business.

        Management expects to file Registration Statements in connection with the Proposed Separation during the second quarter of 2007. The complexity of the transaction will require a substantial amount of management and operational resources, as well as the use of several cross-functional project teams. Our business or results of operations may be adversely affected during the transition period.

  Each of the independent companies resulting from the completion of the Proposed Separation may be unable to achieve some or all of the benefits that we expect will be achieved from the separation transactions.

        Each of the independent companies may not be able to achieve the full strategic and financial benefits we expect will result from the separation of two of Tyco's segments into independent companies or such benefits may be delayed or may not occur at all. For example, there can be no assurance that analysts and investors will regard the corporate structures of each of the independent companies as more clear and simple than the current Tyco corporate structure or place a greater value on the sum of each of the independent companies as compared to Tyco.

  If certain internal restructuring transactions and the distribution relating to the Proposed Separation are determined to be taxable for U.S. federal income tax purposes, we and our shareholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.

        We anticipate that certain internal restructuring transactions will be undertaken in preparation for the Proposed Separation. These transactions are complex and could cause us to incur significant tax liabilities. We have an initial private letter ruling regarding these transactions and the distribution from the IRS noting that they qualify for favorable tax treatment. We have also requested or may request supplemental rulings regarding these transactions and, in addition, we expect to obtain an opinion of tax counsel confirming the favorable tax treatment of these transactions. The ruling and the opinion rely or will rely on certain facts, assumptions, representations and undertakings, from us regarding the past and future conduct of our businesses and other matters. If any of these are incorrect or not otherwise satisfied, then we and our shareholders may not be able to rely on the ruling or the opinion and could be subject to significant tax liabilities. Notwithstanding the ruling and the opinion, the IRS could determine on audit that the distribution or the internal restructuring transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or if the distributions should become taxable for other reasons, including as a result of significant changes in stock ownership after the distribution.

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

        The Company and its subsidiaries' income tax returns are periodically examined by various tax authorities. In connection with such examinations, tax authorities, including the United States IRS, have raised issues and proposed tax adjustments. We are reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies that management has assessed as probable and estimable have been recorded through the income tax provision, equity or goodwill, as appropriate. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional income taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these liabilities in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.

        In connection with the IRS audits for the years 1997 through 2000, the Company submitted to the IRS proposed adjustments to its 1997 through 2000 U.S. federal income tax returns. During 2006, the IRS accepted substantially all of the proposed adjustments. These adjustments did not have a material impact on the financial condition, results of operations or cash flows of the Company.

        During 2006, the Company has developed amendments to U.S. federal income tax returns for additional periods. On the basis of previously accepted amendments, the Company has determined that acceptance of these adjustments is probable and accordingly has recorded them in the Consolidated Financial Statements. Such adjustments did not have a material impact on the Company's financial condition, results of operations or cash flows.

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

        The ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon our experience, current information and applicable laws, we believe that it is probable that we would incur remedial costs (including asset retirement obligations of $111 million) of approximately $295 million, of which $34 million is included in accrued expenses and other current liabilities and $261 million is included in other long-term liabilities on the Consolidated Balance Sheets. Environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with such laws, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition and results of operations or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.

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

        Our net revenue derived from sales in non-U.S. markets for 2006 was 51.2% of our total net revenue, and we expect revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. Therefore, when the U.S. Dollar strengthens in relation to the foreign currencies of the countries where we sell our products, such as the Euro, our U.S. Dollar reported revenue and income will decrease. Changes in the relative values of currencies occur from time to time and may, in some instances, have a significant effect on our results of operations. Our financial statements reflect recalculations of items denominated in non-U.S. currencies to U.S. Dollars, our functional currency.

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

  Our ADT business may experience higher rates of customer attrition, which may reduce our future revenue and has caused us to change the useful life of accounts, increasing our depreciation and amortization expense.

        Attrition rates for customers in our Worldwide Electronic Security Services business were 13.8%, 14.8% and 15.1% on a trailing 12-month basis as of September 29, 2006, September 30, 2005 and 2004, respectively. Although the attrition rate has been declining, if attrition rates were to trend upward, ADT's recurring revenue and results of operations will be adversely affected. Tyco amortizes the costs of ADT's contracts and related customer relationships purchased through the ADT dealer program based on the estimated life of the customer relationships. Internally generated residential and commercial account pools are similarly amortized. If the attrition rates were to rise Tyco may be required to accelerate the amortization of the costs which could cause a material adverse effect on our financial condition, results of operations and cash flows.

  Our reputation and our ability to do business may be impaired by improper conduct by any of our employees or agents or those of our subsidiaries.

        Tyco and its subsidiaries operate in many parts of the world that have experienced governmental corruption to some degree, including, but not limited to, Asia, India, Latin America and Europe. Tyco's policy mandates strict compliance with the United States Foreign Corrupt Practices Act, as amended, and local laws prohibiting corrupt payments to government officials. Nonetheless, we cannot provide assurance that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees that would violate U.S. and/or foreign laws, including the laws governing payments to government officials. Such improper actions could subject the Company to civil or criminal penalties, including substantial monetary fines, as well as disgorgement of profits or other monies, against us or our subsidiaries and could damage our reputation and, therefore, our ability to do business.

        From time to time Tyco obtains or receives information alleging improper conduct of Tyco employees, agents, and/or distributors, including conduct involving potentially improper payments to foreign government officials. Tyco's policy is to investigate that information and respond appropriately, including, if warranted, taking remedial control measures and reporting its findings to relevant law enforcement authorities.

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

        In addition, the U.S. federal government and various other states and municipalities have proposed or may propose legislation that would deny government contracts to U.S. companies that move their corporate location abroad. We are unable to predict with any level of certainty the likelihood or final form in which any such proposed legislation might become law, the nature of regulations that may be promulgated under any future legislative enactments, or the financial impact such enactments and increased regulatory scrutiny may have on our business.

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

Item 1B. Unresolved Staff Comments

        None.

Item 2.    Properties

        Our operations are conducted in facilities throughout the world aggregating approximately 107 million square feet of floor space, of which approximately 58 million square feet are owned and approximately 49 million square feet are leased. These facilities house manufacturing, distribution and warehousing operations, as well as sales and marketing, engineering and administrative offices.

        Fire and Security operates through a network of offices located in North America, Central America, South America, Europe, the Middle East, the Asia-Pacific region and South Africa. Our Fire and Security manufacturing facilities are located in North America, Europe and Asia-Pacific region. The group occupies approximately 18 million square feet, of which 4 million square feet are owned and 14 million square feet are leased.

        Electronics has manufacturing facilities in North America, Central and South America, Europe, Asia and Australia. The group occupies approximately 31 million square feet, of which 20 million square feet are owned and 11 million square feet are leased.

        Healthcare has manufacturing facilities in North America, Europe, the Middle East and Asia. The group occupies approximately 22 million square feet, of which 13 million square feet are owned and 9 million square feet are leased.

        Engineered Products and Services has manufacturing facilities, warehouses and distribution centers throughout North America, Europe, the Asia-Pacific region and Central and South America. The group occupies approximately 36 million square feet, of which 21 million square feet are owned and 15 million square feet are leased.

        In the opinion of management, our properties and equipment are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. See Note 18 to Consolidated Financial Statements for a description of our lease obligations.

Item 3.    Legal Proceedings

Securities Class Actions

        As previously reported in our 2005 Form 10-K, Tyco and certain of our former directors and officers have been named as defendants in over 40 securities class actions. Most of the securities class actions have now been transferred to the United States District Court for the District of New Hampshire by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pretrial proceedings. On January 28, 2003, a consolidated securities class action complaint was filed in these proceedings. On January 7, 2005, the Company answered the plaintiffs' consolidated complaint. On January 14, 2005, lead plaintiffs made a motion for class certification, which the Company opposed on July 22, 2005. On July 5, 2005, the Company moved for revision of the Court's October 14, 2004 order in light of a change in law, insofar as the order denied the Company's motion to dismiss the consolidated complaint for failure to plead loss causation. On December 2, 2005, the Court denied the Company's motion. On April 4, 2006 plaintiffs filed a partial motion for summary judgment that was denied without prejudice to its later renewal. On June 12, 2006, the Court entered an order certifying a class "consisting of all persons and entities who purchased or otherwise acquired Tyco securities between December 13, 1999 and June 7, 2002, and who were damaged thereby, excluding defendants, all of the officers, directors and partners thereof, members of their immediate families and their legal representatives, heirs, successors or assigns, and any entity in which any of the foregoing have or had a controlling interest." On June 26, 2006, Tyco filed a petition for leave to appeal the class certification order to the United States Court of Appeals for the First Circuit. Separately, on September 22, 2006, the United States Court of Appeals for the First Circuit denied Tyco's petition. On July 6, 2006, the lead plaintiffs filed in the United States District Court for the District of New Hampshire a motion for a permanent injunction against prosecution of the class action styled Brazen v. Tyco International Ltd. that was certified by the Circuit Court for Cook County, Illinois. On October 26, 2006, the Court denied Plaintiffs' motion for injunction release without prejudice.

        As previously reported in our periodic filings, a class action complaint, Ezra Charitable Trust v. Tyco International Ltd., was filed in the United States District Court for the Southern District of Florida on May 28, 2003. The Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the District of New Hampshire. Thereafter, the Company moved to dismiss the complaint. On December 22, 2004, plaintiff moved to amend the complaint. The proposed amendment asserts causes of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against Tyco International Ltd. and Edward Breen, our current Chief Executive Officer, and seeks to add as defendants David FitzPatrick, our former Chief Financial Officer, and PricewaterhouseCoopers LLP, our former independent auditors. As against defendants Breen and FitzPatrick, the complaint asserts a cause of action under Section 20(a) of the Securities Exchange Act of 1934. On March 25, 2005, the United States District Court for the District of New Hampshire granted plaintiff's motion to amend. Plaintiff filed an amended complaint that day. On March 28, 2005, the Court denied defendants' motion to dismiss the original complaint, without prejudice to the defendants' ability to move against the amended complaint. On April 25, 2005, defendants moved to dismiss the consolidated amended class action complaint. On September 2, 2005, the United States District Court for the District of New Hampshire entered a Memorandum and Order dismissing the amended complaint. On October 18, 2005, plaintiff filed a notice to appeal in the United States District Court for the District of New Hampshire. On September 27, 2006, the United States

Court of Appeals for the First Circuit affirmed the District Court's dismissal of the amended class action complaint.

        As previously reported in our periodic filings, an action entitled Hess v. Tyco International Ltd., et al., was filed on June 3, 2004 in the Superior Court of the State of California for the County of Los Angeles against certain of our former directors and officers, our former auditors and Tyco. On October 25, 2006, the Court lifted its previous order staying the case during the pendency of a related arbitration to which Tyco was not a party. Now that the stay has been lifted, Tyco intends to ask the Court to dismiss the action.

        As previously reported in our periodic filings, the United States District Court for the District of New Jersey granted one plaintiff's motion for appointment as lead plaintiff in Stumpf v. Tyco International Ltd., an action originally filed on July 28, 2003 and O'Loughlin v. Tyco International Ltd., an action originally filed on September 26, 2003. On December 13, 2004, lead plaintiff Mark Newby filed a consolidated securities class action complaint purporting to represent a class of purchasers of TyCom securities between July 26, 2000 and December 17, 2001. Plaintiff names as defendants Tyco International Ltd., TyCom, Ltd., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Citigroup Inc., (the "Underwriters") along with certain former Tyco and TyCom executives. The complaint asserts causes of action under Sections 11 and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against Tyco, TyCom, Goldman Sachs, Merrill Lynch, Citigroup and certain former Tyco and TyCom executives. The complaint alleges the TyCom registration statement and prospectus relating to the sale of TyCom securities were inaccurate, misleading and failed to disclose facts necessary to make the registration statement and prospectus not misleading. Further, the complaint alleges the defendants violated securities laws by making materially false and misleading statements and omissions concerning, among other things, executive compensation, Tyco's and TyCom's finances and TyCom's business prospects. On February 18, 2005, the Company moved to dismiss the consolidated securities class action complaint. On September 2, 2005, the United States District Court for the District of New Hampshire granted in part and denied in part the Company's motion to dismiss. The Court granted the Company's motion to dismiss allegations that the TyCom registration statement and prospectus were misleading to the extent that they failed to disclose alleged looting of Tyco by former senior executives, accounting fraud, analyst conflicts and the participation by James Brennan in the offering, because plaintiffs failed to plead that those alleged omissions were disclosed during the class period, with a resultant drop in the value of TyCom stock. However, the Court denied the Company's motion to dismiss with respect to other allegations. On September 19, 2005, plaintiff filed a motion for reconsideration of the Court's September 2, 2005 ruling with respect to Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Citigroup Inc. On January 6, 2006, the Court held that the Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Citigroup Inc. should remain in the case on the claim concerning TyCom's business prospects, but that the Section 11 claim related to alleged looting of Tyco by former senior executives was dismissed as to both the Tyco defendants and the Underwriters because the affirmative defense of lack of loss causation was apparent on the face of the complaint. On January 13, 2006, Tyco International Ltd. and TyCom answered the consolidated securities class action complaint. On March 8, 2006, the plaintiff filed a motion for class certification. That motion has been fully briefed and is still pending.

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

        As previously reported in our periodic filings, the Company appealed to the United States Court of Appeals for the First Circuit the decision of the United States District Court for the District of New Hampshire to remand Brazen v. Tyco International Ltd. to the Circuit Court for Cook County, Illinois and Hromyak v. Tyco International Ltd., Goldfarb v. Tyco International Ltd., Mandel v. Tyco International Ltd., Myers v. Tyco International Ltd., Rappold v. Tyco International Ltd., and Schuldt v. Tyco International Ltd. to the Circuit Court for Palm Beach County, Florida. Plaintiffs moved to dismiss the Company's appeal. On December 29, 2004, the United States Court of Appeals for the First Circuit granted plaintiffs' motion and dismissed the Company's appeal. On April 28, 2005, the Company moved in the Circuit Court for Palm Beach County, Florida to stay and to strike the class allegations in Goldfarb, Mandel, Myers, Rappold, and Schuldt. Also on April 28, 2005, the Company moved in the Circuit Court for Palm Beach County, Florida to dismiss Hromyak. On July 8, 2005, the Court granted in part and denied in part the motion to stay and to strike the class allegations in Goldfarb, Mandel, Myers, Rappold, and Schuldt. On August 23, 2005, the Circuit Court granted Tyco's motion to dismiss Hromyak. The Hromyak plaintiffs filed a notice of appeal on September 20, 2005 and briefing has been completed. On December 6, 2006, the Florida District Court of Appeal affirmed the dismissal.

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

Ashcroft, Joshua M. Berman, Richard S. Bodman, John F. Fort, III, Stephen W. Foss, James S. Pasman Jr., W. Peter Slusser and Frank E. Walsh, Jr. On August 2, 2005, Tyco filed a motion for a finding pursuant to Supreme Court Rule 308(a), which was denied on August 16, 2005. On August 19, 2005, Tyco filed an interlocutory appeal of the Circuit Court for Cook County Illinois' July 22, 2005 memorandum and order. On December 27, 2005, the Appellate Court of Illinois, First Judicial District, denied Tyco's interlocutory appeal. On January 31, 2006, the Company filed a petition for leave to appeal the decision of the appellate court, but that petition was denied. On January 6, 2006, the plaintiff filed a renewed motion for class certification which was granted. On February 14, 2006, Tyco filed its answer to the complaint. On July 5, 2006, plaintiffs filed a partial motion for summary judgment which was denied on November 8, 2006. On November 22, 2006, plaintiffs filed a motion to reconsider the denial of their motion for summary judgment. Briefing is ongoing.

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

Shareholder Derivative Litigation

        As previously reported in our periodic filings, an action was filed on June 7, 2002 in the Supreme Court of the State of New York, Levin v. Kozlowski, alleging that the individually named defendants breached their fiduciary duties, committed waste and mismanagement and engaged in self-dealing in connection with Tyco's accounting practices, individual board members' use of funds, and the financial disclosures of certain mergers and acquisitions. It is further alleged that certain of the individual defendants converted corporate assets for their own use. Plaintiffs seek money damages. Plaintiffs agreed to stay that action pending the resolution of the federal derivative action, which was dismissed by the United States District Court for the District of New Hampshire on October 14, 2004; and the appeal from that ruling was voluntarily dismissed on May 19, 2005. On June 14, 2005, the plaintiffs resumed the Levin action. On September 22, 2005, the Company filed a motion to dismiss the derivative complaint. On November 14, 2006, the Supreme Court of the State of New York dismissed the complaint with prejudice.

ERISA Litigation and Investigation

        As previously reported in our periodic filings, Tyco and certain of our current and former employees, officers and directors, have been named as defendants in eight class actions brought under the Employee Retirement Income Security Act. Two of the actions were filed in the United States District Court for the District of New Hampshire and the six remaining actions were transferred to that court by the Judicial Panel on Multidistrict Litigation. All eight actions have been consolidated in the District Court in New Hampshire. The complaints purported to bring claims on behalf of the Tyco International (US) Inc. Retirement Savings and Investment Plans and the participants therein. On January 12, 2005, the United States District Court for the District of New Hampshire denied, without prejudice, the Company's motion to dismiss certain additional individual defendants from the action. On January 20, 2005, Plaintiffs filed a motion for class certification. On January 27, 2005, the Company answered the plaintiffs' consolidated complaint. Also, on January 28, 2005, the Company and certain individual defendants filed a motion for reconsideration of the Court's January 12, 2005 order, insofar as it related to the Tyco International (US) Inc. Retirement Committee. On May 25, 2005, the Court denied the motion for reconsideration. On July 11, 2005, the Company and certain individual defendants opposed plaintiffs' motion for class certification. On August 15, 2006, the Court entered an order certifying a class "consisting of all Participants in the Plans for whose individual accounts the Plans purchased and/or held shares of Tyco Stock Fund at any time from August 12, 1998 to July 25, 2002." On August 29, 2006, Tyco filed a petition for leave to appeal the class certification order to the United States Court of Appeals for the First Circuit. On November 13, 2006, the Court denied Tyco's petition.

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

Tyco Litigation Against Former Senior Management

        Tyco International, Ltd. v. L. Dennis Kozlowski, United States District Court, Southern District of New York, No. 02-CV-7317, filed September 12, 2002, Amended April 1, 2003. As previously reported in our periodic filings, we filed a civil complaint against our former Chairman and Chief Executive Officer for breach of fiduciary duty and other wrongful conduct. The Company amended that complaint on April 1, 2003. The amended complaint alleges that the defendant misappropriated millions of dollars from our Key Employee Loan Program and relocation program; awarded millions of dollars in unauthorized bonuses to himself and certain other Tyco employees; engaged in improper self-dealing real estate transactions involving our assets; and conspired with certain other former Tyco employees in committing these acts. The amended complaint alleges causes of action for breach of fiduciary duty, fraud, unjust enrichment, breach of contract, conversion, constructive trust, and other wrongful conduct. The amended complaint seeks recovery for all of the losses suffered by us as a result of the former Chairman and Chief Executive Officer's conduct, and of all remuneration, including restricted and unrestricted shares and options, obtained by Mr. Kozlowski during the course of this conduct. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire. On October 6, 2003, Mr. Kozlowski filed a motion to dismiss or stay the case and compel arbitration, which was denied on March 16, 2004, with one exception relating to the arbitration of a claim asserting the fraudulent inducement of Mr. Kozlowski's retention agreement. On April 9, 2004, Mr. Kozlowski filed an Answer, Affirmative Defenses and Counterclaims, seeking amounts allegedly due pursuant to his purported retention agreement, life insurance policies, and other arrangements. Tyco filed its Reply to the Counterclaims on April 29, 2004. Discovery in this and the other affirmative cases is proceeding.

        Mr. Kozlowski was tried on criminal charges in New York County. The first criminal trial resulted in a mistrial declared on April 2, 2004. The retrial of Mr. Kozlowski began on January 18, 2005 and concluded on June 17, 2005, when the jury returned verdicts. Of the thirty-one counts submitted to it, which were similar to certain of the claims alleged in the Company's affirmative action described above, the jury found Mr. Kozlowski guilty on all charges of grand larceny, conspiracy and securities fraud, and all but one count of falsification of business records. On September 19, 2005, Mr. Kozlowski was sentenced to a term of imprisonment of eight and one-third years to twenty-five years, and ordered to pay an individual fine of $70 million and restitution, jointly and severally with Mr. Swartz, to Tyco of $134 million within one year. On September 19, 2005, Mr. Kozlowski filed a notice of appeal from his conviction and on October 3, 2006 filed a brief in support of his appeal. Tyco has initiated the process of collecting the restitution payment owed to it, and on November 17, 2006, the Supreme Court of the State of New York ordered $98 million to be released from an escrow account under the supervision of the Manhattan District Attorney to Tyco on January 2, 2007.

        Tyco International, Ltd. v. Mark H. Swartz, United States District Court, Southern District of New York, No. 03-CV-2247 (TPG), filed April 1, 2003. As previously reported in our periodic filings, we filed an arbitration claim against Mark H. Swartz, our former Chief Financial Officer and director, on October 7, 2002. As a consequence of Mr. Swartz's refusal to submit to the jurisdiction of the American Arbitration Association, we filed a civil complaint against him on April 1, 2003, for breach of fiduciary duty and other wrongful conduct. The action alleges that the defendant misappropriated millions of dollars from our Key Employees Loan Program and relocation program; approved and implemented awards of millions of dollars of unauthorized bonuses to himself and certain other Tyco employees; awarded millions of dollars in unauthorized payments to himself; engaged in improper self dealing real estate transactions involving our assets; and conspired with certain other former Tyco employees in committing these acts. The complaint alleges causes of action for breach of fiduciary duty, fraud, unjust enrichment, conversion, and constructive trust, and other wrongful conduct. The action seeks recovery for all of the losses suffered by us as a result of the former Chief Financial Officer and director's conduct, and all remuneration, including restricted and unrestricted shares and options, obtained by Mr. Swartz's during the course of this conduct. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire. Mr. Swartz moved to dismiss Tyco's complaint and to compel arbitration of the parties' respective claims. The court denied Swartz's motion and he has appealed the court's decision to the United States Court of Appeals for the First Circuit. His appeal was heard on December 8, 2004. The First Circuit affirmed the District Court's decision on September 7, 2005. Discovery in this and the other affirmative cases is proceeding.

        Mr. Swartz was tried on criminal charges in New York County. The first criminal trial resulted in a mistrial declared on April 2, 2004. The retrial of Mr. Swartz began on January 18, 2005 and concluded on June 17, 2005, when the jury returned verdicts. Of the thirty-one counts submitted to it, which were similar to certain of the claims alleged in the Company's affirmative action described above, the jury found Mr. Swartz guilty on all charges of grand larceny, conspiracy and securities fraud, and all but one count of falsification of business records. On September 19, 2005, Mr. Swartz was sentenced to a term of imprisonment of eight and one-third years to twenty-five years, and ordered to pay an individual fine of $35 million and restitution, jointly and severally with Mr. Kozlowski, to Tyco of $134 million within one year. On September 19, 2005, Mr. Swartz filed a notice of appeal from his conviction and on October 3, 2006 filed a brief in support of his appeal. On October 27, 2006, Mr. Swartz paid restitution to the Company in the amount of $38 million.

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

        Tyco International Ltd. v. Frank E. Walsh, Jr., United States District Court, Southern District of New York, No. 02-CV-4633, filed June 17, 2002. As previously reported in our periodic filings, we filed a civil complaint against a former director for breach of fiduciary duty and related wrongful conduct involving a $20 million payment in connection with a 2001 acquisition by Tyco. The action alleges causes of action for restitution, breach of fiduciary duty and inducing breach of fiduciary duty, conversion, unjust enrichment, and a constructive trust, and seeks recovery for all of the losses suffered by us as a result of the defendant director's conduct. On December 17, 2002, Mr. Walsh paid $20 million in restitution to Tyco, which was deposited by the Company in January 2003, as a result of a plea bargain agreement with the New York County District Attorney. Our claims against Mr. Walsh are still pending. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire. Discovery in this and the other affirmative cases is proceeding.

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

        Tyco International Ltd. v. AIG Life of Bermuda Ltd. (formerly known as American General Life of Bermuda Ltd.); L. Dennis Kozlowski; and Butterfield Trust (Bermuda) Limited, Index No. 2006: No. 82, filed on March 6, 2006 (amended April 6, 2006). We filed a civil complaint in the Supreme Court of Bermuda against our former Chief Executive Officer and others with respect to an insurance policy on the life of the former Chief Executive Officer issued by AIG Life of Bermuda Ltd. and held in trust by Butterfield Trust (Bermuda) Limited, seeking declarations that Tyco was entitled to the premiums, proceeds and value of the policy. On September 27, 2006, Tyco, Mr. Kozlowski and the other parties entered into a confidential settlement that resolved the claims in this action, with a portion of the disputed funds placed in escrow pending the resolution of the additional claims including those in the Multidistrict Litigation actions currently pending before the District Court for the District of New Hampshire.

Subpoenas and Document Requests From Governmental Entities

        As previously disclosed in our periodic filings, we and others have received various subpoenas and requests from the SEC, the United States Department of Labor, the General Service Administration and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. We are cooperating with these investigations and are complying with these requests.

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

Intellectual Property and Antitrust Litigation

        As previously disclosed in our periodic filings, we are a party to a number of patent infringement and antitrust actions that may require us to pay damage awards. Tyco has assessed the status of these matters and has recorded liabilities related to certain of these matters where appropriate.

        Mallinckrodt, Inc. ("Mallinckrodt") and Nellcor Puritan Bennett, Inc. ("Nellcor"), plaintiffs/counter-defendants v. Masimo Corporation ("Masimo") et al., defendants/counter-claimants, is a consolidated patent infringement action filed on June 19, 2000 in the United States District Court for the Central District of California. Nellcor is a subsidiary of Tyco. Nellcor alleges that Masimo infringed one Nellcor patent related to pulse oximeters, which are medical devices used to measure blood oxygen levels in patients, and Masimo alleges that Nellcor infringed four Masimo patents related to pulse oximeters. Trial in the action commenced on February 18, 2004. On March 16, 2004, the jury returned a liability finding that Nellcor willfully infringed the four Masimo patents and that Masimo did not infringe the one Nellcor patent. On March 26, 2004, the jury awarded Masimo $135 million in damages for Nellcor's alleged infringement through December 31, 2003. After hearing post-trial motions, the district court issued an order on July 14, 2004 which (i) denied Masimo's request to impose an injunction on the sale of pulse oximeters; (ii) reversed the jury finding of patent infringement for one of the four patents at issue; (iii) ruled that a second patent was unenforceable due to Masimo's inequitable conduct in seeking the patent; and (iv) overturned the jury finding that the infringement was "willful." On August 6, 2004, the district court entered final judgment that included additional damages of $30 million for Nellcor's alleged infringement from January 1, 2004 through May 31, 2004. Nellcor asserts that Masimo infringes a second Nellcor patent (U.S. Patent No. 4,934,372—the "372 patent"). On April 8, 2005, the United States Court of Appeals for the Federal Circuit issued a decision in Nellcor's favor that reversed the district court's summary judgment finding of no infringement regarding the 372 patent claim against Masimo. The Court of Appeals remanded Nellcor's 372 patent claim to the district court for further proceedings. The district court has not yet scheduled trial in the 372 case.

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

        On March 22, 2006, the district court issued its Memorandum of Decision regarding the post-trial motions. In the Memorandum, the district court (i) vacated the jury's liability findings on two business practices; (ii) affirmed the jury's liability finding on two other business practices; (iii) vacated the jury's damage award in its entirety; and (iv) ordered a new trial on damages. The district court held the new trial on the damages on October 18 and 19, 2006. After post-trial briefing, the district court will issue its decision regarding the amount of damages to be awarded.

        Tyco has assessed the status of this matter and has concluded that it is more likely than not that the jury's decision will be overturned, and, further, Tyco intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in the Consolidated Financial Statements with respect to this damage award.

        Beginning on August 29, 2005 with Natchitoches Parish Hospital Service District v. Tyco International, Ltd., twelve consumer class actions have been filed against Nellcor in the United States District Court for the Central District of California. The remaining eleven actions are Allied Orthopedic Appliances, Inc. v. Tyco Healthcare Group LP, and Mallinckrodt Inc. filed on August 29, 2005, Scott Valley Respiratory Home Care v. Tyco Healthcare Group LP, and Mallinckrodt Inc. filed on October 27, 2005, Brooks Memorial Hospital et al v. Tyco Healthcare Group LP filed on October 18, 2005, All Star Oxygen Services, Inc. et al v. Tyco Healthcare Group, et al filed on October 25, 2005, Niagara Falls Memorial Medical Center, et al v. Tyco Healthcare Group LP filed on October 28, 2005, Nicholas H. Noyes Memorial Hospital v. Tyco Healthcare and Mallinckrodt filed on November 4, 2005, North Bay Hospital, Inc. v. Tyco Healthcare Group, et al filed on November 15, 2005, Stephen Skoronski v. Tyco International, Ltd., et al filed on November 21, 2005, Abington Memorial Hospital v. Tyco Int'l Ltd.; Tyco Int'l (US) Inc.; Mallinckrodt In.; Tyco Healthcare Group LP filed on November 22, 2005, South Jersey Hospital, Inc. v. Tyco International, Ltd., et al filed on January 24, 2006 and Deborah Heart and Lung Center v. Tyco International, Ltd., et al filed on January 27, 2006. In all twelve complaints the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege they paid for pulse oximetry products as a result of anticompetitive conduct by Nellcor in violation of the federal antitrust laws. The Company will respond to these complaints and intends to vigorously defend the actions.

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

        On July 31, 2003, Applied Medical filed another patent infringement suit against U.S. Surgical in the United States District Court for the Central District of California. The complaint alleges that U.S. Surgical's VERSASEAL Plus trocar product infringes Applied Medical's U.S. Patent No. 5,385,553. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical's motion for summary judgment. Applied Medical appealed the summary judgment ruling. On May 15, 2006, the United States Court of Appeals for the Federal Circuit issued a decision on the appeal vacating the district court's grant of summary judgment and remanding the case for further proceedings. The district court has scheduled trial in this case for July 10, 2007.

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

Asbestos Matters

        As previously reported in our periodic filings, Tyco and some of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. The majority of these cases have been filed against subsidiaries in Healthcare and Engineered Products and Services. Each case typically names between dozens to hundreds of corporate defendants. The Company will continue to vigorously defend these lawsuits and the Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims. When appropriate, the Company settles claims. However, the total amount paid in any year to settle and defend all asbestos claims has been immaterial. As of September 29, 2006 there were approximately 15,500 asbestos liability cases pending against the Company and our subsidiaries.

Other Matters

        Earth Tech v. City of Phoenix is a contract dispute arising from Earth Tech's contract with the City of Phoenix, Arizona for expansion of the City's 91st Avenue Waste Water Treatment Plant. On December 21, 2005, Earth Tech filed a lawsuit against the City of Phoenix in the Maricopa County Superior Court alleging $3 million in damages plus interest for the City's failure to pay dewatering and computer systems costs related to the 91st Avenue project. After the City rejected Earth Tech's administrative claim against the City, Earth Tech filed and served a First Amended Complaint upon the City of Phoenix. In its First Amended Complaint, Earth Tech alleged eighteen causes of action and requested the following: (i) a recovery of at least $73 million for the value of the services performed by Earth Tech in connection with the contract; (ii) a rescission of the contract; (iii) an equitable adjustment of the Contract price for additional dewatering services and the Computer Control System; and (iv) costs for demobilization and termination of the contract. The City of Phoenix filed a Motion to Dismiss rather than filing an answer to the First Amended Complaint on May 18, 2006. The Court granted the City's Motion to Dismiss without prejudice on September 19, 2006 allowing Earth Tech 30 days to file a Second Amended Complaint. Earth Tech filed its Second Amended Compliant against the City of Phoenix on September 25, 2006.

        On December 29, 2005, the City of Phoenix filed a lawsuit against Earth Tech, Inc., its surety, Federal Insurance Company and other unnamed parties in the Maricopa County Superior Court, The City of Phoenix v. Earth Tech, Inc., Federal Insurance Company and John Does 1-50. The lawsuit is in connection with the City of Phoenix's termination on August 12, 2005 of Earth Tech's contract with the City of Phoenix, Arizona for expansion of the City's 91st Avenue Waste Water Treatment Plant. The City alleges the following causes of action: (i) Earth Tech breached its Pre-Construction Services and Construction Management at Risk Contracts; (ii) Earth Tech did not properly, reasonably or timely manage, supervise or inspect the work under the Contracts; (iii) Federal Insurance breached the terms and conditions of the performance bond; and (iv) Federal Insurance failed to investigate the City's Bond Claims. The City requested unspecified general, consequential, incidental, special and liquidated damages plus interest as its relief. On February 8, 2006, Earth Tech filed a Motion to Dismiss the City's Complaint in which Federal Insurance Company joined. The Court denied Earth Tech's Motion to Dismiss on September 25, 2006. The City of Phoenix filed an Amended Complaint against Earth Tech and Federal Insurance on September 25, 2006. In the Amended Complaint, the City of Phoenix alleged damages of $128 million.

        The Presiding Judge of Maricopa County Superior Court on July 11, 2006 consolidated all of the pending lawsuits related to this dispute on the Court's complex litigation docket.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
                of Equity Securities

        The number of registered holders of Tyco's common shares at December 6, 2006 was 46,148.

        Tyco common shares are listed and traded on the New York Stock Exchange ("NYSE") and the Bermuda Stock Exchange under the symbol "TYC." The following table sets forth the high and low closing sales prices of Tyco common shares as reported by the NYSE, and the dividends paid on Tyco common shares, for the quarterly periods presented below.

	Year Ended September 29, 2006			Year Ended September 30, 2005
	Market Price Range			Market Price Range
Quarter			Dividend Per Common Share			Dividend Per Common Share
	High	Low		High	Low
First	$29.58	$25.71	$0.1000	$36.27	$29.78	$0.0125
Second	31.04	24.80	0.1000	36.37	33.18	0.1000
Third	28.50	25.78	0.1000	34.44	28.53	0.1000
Fourth	27.99	25.23	0.1000	30.96	27.00	0.1000
			0.4000			0.3125

Dividend Policy

        We may from time to time enter into financing agreements that contain financial covenants and restrictions, some of which may limit the ability of Tyco to pay dividends. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant. On December 9, 2004, the Board of Directors approved an increase in the quarterly dividend on our common shares from $0.0125 to $0.10 per share. Following the Proposed Separation, we expect that all three companies will be dividend-paying companies, however, such payments will be at the discretion of each company's Board of Directors.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
7/1/06–7/28/06	4,900,000	$27.36	4,900,000	—
7/29/06–9/1/06	13,364,600	$26.04	13,364,600	—
9/2/06–9/29/06	5,439,200	$26.35	5,439,200	—

        The transactions described in the table above represent the repurchase of common shares on the NYSE as part of the $2.0 billion share repurchase program approved by the Board of Directors in May 2006. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. Approximately $659 million remained outstanding under this share repurchase program at September 29, 2006. The Company, through an affiliate, also acquires shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. Approximately 31,000 shares were acquired in these vesting-related transactions outside of the share repurchase program during the quarter ended September 29, 2006.

Item 6.    Selected Financial Data

        The following tables sets forth selected consolidated financial data of Tyco. This data is derived from Tyco's consolidated financial statements for the five years ended September 29, 2006, September 30, 2005, 2004, 2003 and 2002, respectively. The selected financial information for each of the periods presented below has been restated to reflect the revisions discussed in Note 1 to the Consolidated Financial Statements. This selected financial data should be read in conjunction with Tyco's Consolidated Financial Statements and related notes included elsewhere in this Annual Report as well as the section of this Annual Report titled Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	2006(1)	2005(2)(3) (Restated)	2004(2)(4) (Restated)	2003(2)(5)(6) (Restated)	2002(2)(7) (Restated)
	(in millions, except per share data)
Consolidated Statements of Income Data:
Net revenue	$40,960	$39,305	$37,960	$33,853	$32,686
Income (loss) from continuing operations	4,075	3,044	2,869	840	(3,023)
Net income (loss)	3,713	3,019	2,820	921	(9,233)
Basic earnings (loss) per share:
Income (loss) from continuing operations	2.03	1.51	1.43	0.42	(1.52)
Net income (loss)	1.85	1.50	1.41	0.46	(4.64)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	1.97	1.44	1.34	0.42	(1.52)
Net income (loss)	1.80	1.43	1.32	0.46	(4.64)
Cash dividends per share(8)	0.40	0.31	0.05	0.05	0.05
Consolidated Balance Sheets Data (End of Period):
Total assets	$63,722	$62,686	$63,737	$63,047	$65,525
Long-term debt	9,365	10,599	14,518	18,059	16,506
Shareholders' equity	35,419	32,515	30,362	26,419	24,106

(1)
Income from continuing operations for the year ended September 29, 2006 includes a charge of $100 million related to the Voluntary Replacement Program, which is included in cost of sales. Also included are $169 million of separation costs, a net gain on divestitures of $44 million, net restructuring charges of $26 million, of which $6 million are included in cost of sales, long-lived asset impairment charges of $7 million, the write-off of purchased in-process research and development of $63 million, $161 million of incremental stock option charges required under Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," $72 million of income related to a settlement with a former executive and $48 million of income resulting from a reduction in our estimated workers' compensation liabilities primarily due to favorable claims experience. Net income includes a $127 million favorable adjustment related to prior year tax reserves on legacy matters. Net income also includes a $348 million loss, net of income taxes, from discontinued operations as well as a $14 million loss, net of income taxes, related to the cumulative effect adjustment recorded in conjunction with the adoption of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143" (see Note 9 to the Consolidated Financial Statements).

(2)
The Consolidated Income Statement Data for the years ended September 30, 2005, 2004, 2003 and 2002 have been restated to reflect additional compensation expense of $24 million ($13 million after-tax), $85 million ($59 million after-tax), $84 million ($59 million after-tax) and $75 million ($53 million after-tax), respectively, in both income from continuing operations as well as net income. This restatement is related to the review of prior period stock option grant practices and equity plan compliance (see Note 1 to the Consolidated Financial Statements).

(3)
Income from continuing operations for the year ended September 30, 2005 includes a net gain on divestitures of $271 million, of which a charge of $3 million is included in cost of sales, net restructuring charges of $6 million, of which $1 million is included in cost of sales, long-lived asset impairment charges of $6 million, a $277 million charge related to a patent dispute in the Healthcare segment, a $70 million charge related to certain former executives' employment, a $50 million charge related to an SEC enforcement action, a loss of $1,013 million related to the retirement of debt, a $109 million of income related to a court-ordered restitution award as well as $4 million charge related to the write-down of an investment. Net income also includes a $46 million loss, net of income taxes, from discontinued operations as well as a

  $21 million gain, net of income taxes, related to a cumulative effect adjustment recorded in conjunction with the change in measurement date for pension and post retirement benefit plans (see Note 9 to the Consolidated Financial Statements).

(4)
Income from continuing operations for the year ended September 30, 2004 includes a charge of $116 million related to divestitures, net restructuring charges of $210 million, of which $6 million is included in cost of sales, charges for the impairment of long-lived assets of $52 million, and a loss of $284 million related to the retirement of debt. Net income also includes a $49 million loss, net of income taxes, from discontinued operations.

(5)
In 2003, Tyco consolidated variable interest entities in accordance with the transition provisions of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." As a result, Tyco recorded a cumulative effect adjustment of $75 million, net of income taxes.

(6)
Income from continuing operations for the year ended September 30, 2003 includes net restructuring credits of $68 million, charges for the impairment of long-lived assets of $825 million, charges for the impairment of goodwill of $245 million, additional changes in estimates $361 which arose from the Company's intensified internal audits and detailed controls and operating reviews, a charge of $91 million for a retroactive incremental premium on prior period directors and officers insurance, a loss related to the retirement of debt of $128 million and a charge of $87 million related to the write-down of certain investments. Net income also includes $156 million of income, net of income taxes, from discontinued operations.

(7)
Loss from continuing operations for the year ended September 30, 2002 includes net restructuring and other charges of $1,791 million, of which $732 million is included in cost of sales, charges of $3,307 million for the impairment of long-lived assets, goodwill impairment charges of $1,344 million, and a charge for the write-off of purchased research and development of $18 million. In addition, loss from continuing operations for the year ended September 30, 2002 includes a loss on investments of $271 million, a net gain on divestiture of $24 million and $30 million of income relating to the retirement of debt. Net loss also includes a $6,210 million loss, net of income taxes, from discontinued operations.

(8)
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

        The following table reflects our pro forma disclosures made in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," for the years ended September 30, 2005, 2004, 2003 and 2002 restated to reflect the revisions discussed in Note 1 to the Consolidated Financial Statements.

	2005 (Restated)	2004 (Restated)	2003 (Restated)	2002 (Restated)
	(in millions, except per share data)
Net income, as reported	$3,019	$2,820	$921	$(9,233)
Add: Employee compensation expense for share options included in reported net income, net of income taxes	23	66	67	53
Less: Total employee compensation expense for share options determined under fair value method, net of income taxes	(169)	(264)	(367)	(454)

Net income, pro forma	$2,873	$2,622	$621	$(9,634)

Earnings per share:
Basic—as reported(1)	$1.50	$1.41	$0.46	$(4.64)
Basic—pro forma	1.43	1.31	0.31	(4.85)
Diluted—as reported(2)	1.43	1.32	0.46	(4.64)
Diluted—pro forma	1.37	1.24	0.32	(4.85)

(1)
Prior to the restatement, basic EPS was reported as $1.51, $1.44, $0.49 and $(4.62) in 2005, 2004, 2003 and 2002, respectively.

(2)
Prior to the restatement, diluted EPS was reported as $1.43, $1.35, $0.49 and $(4.62) in 2005, 2004, 2003 and 2002, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations including the effects of the restatement described in Note 1 to the Consolidated Financial Statements should be read together with the Selected Financial Data and our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to many factors, including but not limited to those under the headings "Risk Factors" and "Forward-Looking Information."

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

        The Company operates in the following business segments:

  •
  Electronics designs, manufactures and distributes electrical and electronic components and related solutions;

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

        The operating results of the Tyco Global Network ("TGN") business are presented within Corporate through the date of its disposal in the third quarter of 2005.

Restatement

Review of Prior Period Stock Option Grant Practices

        Following publicity in 2006 regarding the granting of stock options at a number of companies, the Company initiated an internal review of its historical stock option grant practices to determine whether the Company's stock option award actions were appropriately governed and were accurately reflected in the Company's financial statements. The Company's Internal Audit staff, which reports directly to the Audit Committee of the Board of Directors, began a review of the Company's equity incentive plan practices and associated approvals over the period October 1999 through June 2006. In addition to its review of plan administration, the Internal Audit staff performed detailed audit procedures on more than 95% of share options granted through the regular and off-cycle grants during this period. The audit procedures covered 100% of named executive officers and Section 16 officers and directors. The Company's review included an evaluation of grant authorizations, an assessment of the appropriate measurement dates under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and the application of appropriate equity pricing methodology.

        The Company has determined that between October 1999 and 2002, there were several grants for which complete documentation was not available. As such, validation of the appropriate measurement date under APB Opinion No. 25 was difficult to determine with precision. For such grants, the Company determined an appropriate measurement date in reliance upon all available evidence and consideration of alternatives, including the communication date to grantees for all grants, to establish a reasonable date upon which equity recipients and share awards were known, fixed and ready to be communicated to employees. To the extent the Company was able to conclude that grant date lists were fixed and ready to be communicated to employees, the measurement date was considered to be the grant date. However, in many instances, the measurement date the Company used was the date that the equity award was communicated to the recipient.

        The Company has concluded that errors relating to the Company's stock option accounting primarily resulted from: (a) incomplete documentation to enable application of accounting principles under APB Opinion No. 25; (b) the unintentional misapplication of generally accepted accounting principles; and (c) the absence of adequate control procedures in 1999 through early 2002 designed to ensure equity recipients and share awards were fixed and certain prior to the legal grant date.

        The amount of aggregate compensation expense related to this item, which the Company should have recorded in prior periods, is $252 million pre-tax and $173 million after-tax, relating to grants awarded prior to the end of 2002. None of this amount relates to 2006, $17 million pre-tax ($8 million after-tax) relates to 2005 and $66 million pre-tax ($46 million after-tax) relates to 2004, as awards vested over the relevant vesting periods. Had the Company used the communication date as the measurement date in all instances, the difference in the amount recorded would not have been material to any period or in the aggregate.

Review of Equity Plan Compliance

        Separately, the Company identified an error related to the recognition of compensation expense under the Company's employee stock purchase program in the United Kingdom. The aggregate compensation expense related to this item which the Company should have recorded in 2002-2005 is $29 million pre-tax and $20 million after-tax. None of this amount relates to 2006, $7 million pre-tax ($5 million after-tax) relates to 2005 and $19 million pre-tax ($13 million after-tax) relates to 2004.

Effect of Restatement

        Taken together, these prior period errors result in an aggregate understatement of compensation expense of $281 million pre-tax and $193 million after-tax. Based on the findings of the items discussed above, the Company has restated its reported results for prior periods to reflect the impact of additional stock-based compensation expense in Corporate. The impact by year is as follows ($ in millions):

	2006	2005	2004	2003	2002	2001 and Prior	Total
Pre-tax impact	—	$24	$85	$84	$75	$13	$281
After-tax impact	—	$13	$59	$59	$53	$9	$193

        The impact on the Consolidated Statements of Income for the years ended September 30, 2005 and 2004, and the Consolidated Balance Sheet as of September 30, 2005, as a result of the above restatement, is summarized in the tables below. There was no impact on total cash flows from operating, investing or financing activities within the Consolidated Statements of Cash Flows for the years ended September 30, 2005 and 2004. The amounts previously reported are derived from the

Form 10-K for the year ended September 30, 2005 filed on December 9, 2005 and have been reclassified for the effects of discontinued operations.

	Years Ended September 30,
	2005	2004
	($ in millions)
Operating income, as previously reported	$5,792	$5,231
Adjustments:
Prior Period Stock Option Grant Practices	(17)	(66)
Equity Plan Compliance	(7)	(19)

Decrease	(24)	(85)

Operating income, as restated	$5,768	$5,146

Operating Margins:
As previously reported	14.7%	13.8%
As restated	14.7%	13.6%
	Net Income		Accumulated Earnings
	Years Ended September 30,		At October 1,
	2005	2004	2003
	($ in millions)
As previously reported	$3,032	$2,879	$2,961
Adjustments:
Prior Period Stock Option Grant Practices	(8)	(46)	(119)
Equity Plan Compliance	(5)	(13)	(2)

Decrease(1)	(13)	(59)	(121)

As restated	$3,019	$2,820	$2,840

(1)
The impact of the restatement described above on accumulated earnings was $59 million, $53 million, and $9 million for 2003, 2002 and 2001 and prior, respectively.

	Years Ended September 30,
	2005		2004
	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated
	($ in millions, except per share data)
Consolidated Statements of Income Data:
Selling, general and administrative expenses	$8,205	$8,229	$8,097	$8,182
Operating income	5,792	5,768	5,231	5,146
Income from continuing operations before income taxes and minority interest	4,189	4,165	4,080	3,995
Income taxes	(1,123)	(1,112)	(1,138)	(1,112)
Income from continuing operations	3,057	3,044	2,928	2,869
Income before cumulative effect of accounting change	3,011	2,998	2,879	2,820
Net income	$3,032	$3,019	$2,879	$2,820
Basic earnings per share:
Income from continuing operations	$1.52	$1.51	$1.46	$1.43
Income before cumulative effect of accounting change	1.50	1.49	1.44	1.41
Net income	$1.51	$1.50	$1.44	$1.41
Diluted earnings per share:
Income from continuing operations	$1.45	$1.44	$1.37	$1.34
Income before cumulative effect of accounting change	1.42	1.42	1.35	1.32
Net income	$1.43	$1.43	$1.35	$1.32
	As of September 30, 2005
	Amounts Previously Reported	As Restated
	($ in millions)
Consolidated Balance Sheet Data:
Assets
Other assets	$5,225	$5,290
Total Assets	$62,621	$62,686
Liabilities and Shareholders' Equity
Contributed surplus, net	$15,249	$15,507
Accumulated earnings(1)	7,993	7,800
Total Shareholders' Equity	32,450	32,515
Total Liabilities and Shareholders' Equity	$62,621	$62,686

(1)
The impact of the restatement described above on accumulated earnings as of September 30, 2004 and October 1, 2003 was a decrease of $180 million and $121 million, respectively.

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

        Following the Proposed Separation, Tyco's shareholders will own 100% of the equity in all three companies through tax-free stock dividends. Each company will have its own independent Board of

Directors and strong corporate governance standards. We expect to file Registration Statements in connection with the Proposed Separation during the second quarter of 2007.

        In connection with the Proposed Separation, the Company continues to estimate that the net economic cost to complete the transaction is expected to approximate $1.0 billion, largely for tax restructuring, debt refinancing, professional services and employee-related costs. Depending on prevailing market conditions through the date of the Proposed Separation, the Company anticipates that the corresponding income statement charges would be larger than net economic cost to complete the Proposed Separation. The difference between the income statement charges and the estimated net economic cost is expected to result from costs to retire, refinance or reassign debt, as well as non-cash charges. During 2006, the Company incurred $169 million of costs related to the Proposed Separation primarily related to legal, accounting and consulting work associated with executing the transaction.

        Consummation of the Proposed Separation is subject to certain conditions, including final approval by the Tyco Board of Directors, receipt of certain tax rulings, necessary opinions of counsel, the filing and effectiveness of registration statements with the Securities and Exchange Commission ("SEC") and the completion of any necessary debt refinancings. Approval by the Company's shareholders is not required as a condition to the consummation of the Proposed Separation. Tyco has received an initial private letter ruling from the Internal Revenue Service ("IRS") regarding the U.S. federal income tax consequences of the Proposed Separation noting it will qualify for favorable tax treatment.

        We are focused on growing profitability within each of these companies before and after the Proposed Separation, so that each may be well positioned for long-term growth as independent entities. Following the Proposed Separation, we expect that all three companies will be dividend-paying companies. As we prepare for the Proposed Separation, we remain committed to returning excess cash to shareholders. During 2006, we repurchased 95 million of our common shares for $2.5 billion under our share repurchase programs. We completed the $1.5 billion share repurchase program previously approved by the Board of Directors with the repurchase of 45 million of our common shares for $1.2 billion and we repurchased an additional 50 million of our common shares for $1.3 billion under the new $2.0 billion share repurchase program approved by the Board of Directors in May 2006. We have $659 million remaining on the $2.0 billion share repurchase program which we expect to complete prior to the Proposed Separation.

        During 2006, holders of Tyco International Group S.A., a wholly-owned subsidiary of the Company organized under the laws of Luxembourg ("TIGSA") Series A 2.75% convertible senior debentures due 2018 with a 2008 put option converted $1.2 billion of these debentures into 54 million Tyco common shares and redeemed the remaining $1 million principal amount outstanding with cash. Additionally, we utilized $1.0 billion in cash for a scheduled repayment of public notes and terminated one of our synthetic lease facilities for a total cash payment of $203 million, reducing principal debt and minority interest by $191 million and $10 million, respectively. In October 2006, we exercised our right to buy five cable laying sea vessels that were previously included under an off-balance sheet leasing arrangement for $280 million.

        During 2006, we completed the sale of our Plastics and Adhesives segment. Our Plastics, Adhesives and Ludlow Coated Products businesses were sold for net proceeds of $882 million and the A&E Products Group was sold for net proceeds of $2 million. During 2006, the Company also recorded a $30 million receivable due from the purchaser of the Plastics, Adhesives and Ludlow Coated Products businesses based on the decline of average resin prices during fiscal year 2006, as contemplated in the definitive sale agreement. This amount is payable to Tyco no later than January 2007. Additionally, we entered into a definitive agreement to sell Printed Circuit Group ("PCG"), a Tyco Electronics business and leading manufacturer of high-technology printed circuit boards for the military, aerospace and commercial markets, for $226 million. This transaction was completed on October 27, 2006 and a gain on sale of approximately $45 million is expected. As such, the operations of our Plastics and Adhesives segment and PCG business are reflected as discontinued operations in all periods presented. Details related to the Company's divestiture program and the related discontinued operations are discussed in "Discontinued Operations and Divestitures." We are continuing to assess the strategic fit of our various businesses and are considering additional divestitures where businesses do not align with our long term vision.

        To further improve operating efficiency, during the first quarter of 2007, we have launched a restructuring program across all segments including the corporate organization which will streamline some of the businesses and reduce our operational footprint. We expect to incur charges of approximately $600 million over the next two years, of which $500 million is expected to be incurred in 2007. We expect that the total cash expenditures for this program will be approximately $450 million, of which $250 million is expected in 2007. We believe this restructuring program will strengthen our competitive position over the long term.

Operating Results

        Net revenue and net income for the years ended September 29, 2006, and September 30, 2005 and 2004, as restated, was as follows ($ in millions):

	2006	2005 (Restated)	2004 (Restated)
Revenue from product sales	$33,146	$31,533	$29,886
Service revenue	7,814	7,772	8,074

Net revenue	$40,960	$39,305	$37,960

Operating income	$5,474	$5,768	$5,146
Interest income	134	123	91
Interest expense	(713)	(815)	(956)
Other expense, net	(11)	(911)	(286)

Income from continuing operations before income taxes and minority interest	4,884	4,165	3,995
Income taxes	(799)	(1,112)	(1,112)
Minority interest	(10)	(9)	(14)

Income from continuing operations	4,075	3,044	2,869
Loss from discontinued operations, net of income taxes	(348)	(46)	(49)

Income before cumulative effect of accounting change	3,727	2,998	2,820
Cumulative effect of accounting change, net of income taxes	(14)	21	—

Net income	$3,713	$3,019	$2,820

        Net revenue increased $1.7 billion, or 4.2%, for 2006 as compared to 2005, as a result of growth in all segments, led by Electronics and Engineered Products and Services. Foreign currency exchange rates and the impact of acquisitions and divestitures negatively impacted 2006 revenue growth by $326 million and $125 million, respectively.

        Operating income decreased $294 million, or 5.1%, for 2006 while operating margin decreased 1.3 percentage points to 13.4%. Operating income for 2006 was unfavorably impacted by charges of $426 million, consisting of separation costs of $169 million; incremental stock option charges of $161 million as required under Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," charges of $63 million related to purchased in-process research and development and net restructuring and impairment charges of $33 million, of which $6 million is included in cost of sales. Operating income for 2006 also included net gains and impairments on divestitures of $44 million, $72 million of income related to a settlement with a former executive and

$48 million of income resulting from a reduction in our estimated workers' compensation liabilities primarily due to favorable claims experience. In addition, foreign currency exchange rates negatively affected operating income by $52 million.

        Net revenue increased $1.3 billion, or 3.5%, for 2005 as compared to 2004, which resulted from growth in all segments. Foreign currency exchange rates favorably affected 2005 by $873 million while the impact of divestitures and acquisitions negatively impacted the period by $689 million.

        Operating income increased $622 million, or 12.1%, for 2005 while operating margin increased 1.1 percentage point to 14.7%. Operating income for 2005 was favorably impacted by the gain on the sale of the TGN business of $301 million. In addition, the year was unfavorably impacted by charges related to an adverse decision by the United States Court of Appeals for the Federal Circuit on a patent dispute in the Healthcare segment of $277 million, a charge related to an SEC enforcement action of $50 million and a charge relating to former executives' employment of $70 million. Foreign currency exchange rates favorably affected operating income by $142 million.

Results by Geographic Area

        Net revenue by geographic area for the years ended September 29, 2006, September 30, 2005 and 2004 was as follows ($ in millions):

	2006	2005	2004
Net revenue:
United States	$19,985	$19,298	$19,254
Other Americas	2,494	2,202	2,103
Europe	11,498	11,407	10,830
Asia-Pacific	6,983	6,398	5,773

Net revenue(1)	$40,960	$39,305	$37,960

(1)
Revenue from external customers is attributed to individual countries based on the reporting entity that records the transaction.

Segment Results

        The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in continuing operations.

Electronics

        Net revenue, operating income and operating margin for Electronics for the years ended September 29, 2006, September 30, 2005 and 2004 were as follows ($ in millions):

	2006	2005	2004
Revenue from product sales	$12,515	$11,620	$10,921
Service revenue	209	154	450

Net revenue	$12,724	$11,774	$11,371

Operating income	$1,808	$1,849	$1,744
Operating margin	14.2%	15.7%	15.3%

        Net revenue for Electronics increased $950 million or 8.1% in 2006 as compared to 2005, including a 7.7% increase in product revenue. The increase in net revenue reflects broad-based volume growth across most customer end markets, especially premise wiring, industrial machinery and equipment, consumer electronics, communications equipment manufacturing and communication service provider markets. These increases were partially offset by the impact of unfavorable changes in foreign currency exchange rates of $148 million.

        Operating income and operating margin for 2006 decreased as compared to 2005 due primarily to increased material costs of $306 million, incremental stock option charges of $40 million required under SFAS No. 123R and negative changes in foreign currency exchange rates of $23 million. Additionally, operating income for 2006 included net restructuring, divestiture and impairment charges of $16 million, of which $6 million is reflected in cost of sales, as compared to net restructuring and other credits of $10 million in 2005, discussed below. Operating income for 2006 also includes $3 million related to the Proposed Separation.

        Net revenue for Electronics increased $403 million or 3.5% in 2005 as compared to 2004, including a 6.4% increase in product revenue. The increase in net revenue was driven primarily by sales to the automotive, aerospace and defense, consumer electronics, power utilities, communications equipment manufacturing and communication service provider markets. In addition, revenue increased substantially due to favorable changes in foreign currency exchange rates of $291 million. These increases were partially offset by the impact of the divestiture of the Electrical Contracting Services business of $353 million.

        Operating income and operating margin for 2005 increased as compared to 2004 due primarily to increased sales volume, cost savings initiatives and favorable changes in foreign currency exchange rates of $57 million. These increases were partially offset by an 80 basis point impact of increased commodity costs. Additionally, operating income for 2005 included net restructuring and other credits of $10 million, as compared to net restructuring, divestiture and impairment charges of $20 million in 2004.

Fire and Security

        Net revenue, operating income and operating margin for Fire and Security for the years ended September 29, 2006, September 30, 2005 and 2004 were as follows ($ in millions):

	2006	2005	2004
Revenue from product sales	$5,426	$5,299	$5,343
Service revenue	6,227	6,204	6,104

Net revenue	$11,653	$11,503	$11,447

Operating income	$1,190	$1,216	$899
Operating margin	10.2%	10.6%	7.9%

        Net revenue for Fire and Security increased $150 million or 1.3% in 2006 as compared to 2005, including a 2.4% increase in product revenue. Revenue from product sales includes sales and installation of security, fire protection and other systems. Net revenue increased due to growth in Worldwide Fire Protection Contracting and Services primarily related to electrical and mechanical contracting as well as growth in the North American and international markets in our Worldwide Electronic Security Services. These increases were offset by the impact of acquisitions and divestitures of $117 million, unfavorable changes in foreign currency exchange rates of $60 million, and a decrease in sales of breathing and fire detection products within Safety Products.

        Operating income decreased $26 million in 2006 over the prior year primarily as a result of lower margins, increased investments in selling and marketing and a decline in European recurring monitoring revenues within Worldwide Electronic Security Services. Results for the current period included net restructuring, impairment and divestiture charges of $11 million as compared to net restructuring, impairment and divestiture charges of $28 million in 2005. Operating income for 2006 was favorably impacted by cost savings related to operational excellence initiatives and prior year restructuring programs. In addition, 2006 operating income was unfavorably impacted by $2 million related to the Proposed Separation as well as incremental stock option charges of $35 million required under SFAS No. 123R.

        Attrition rates for customers in our Worldwide Electronic Security Services business decreased to 13.8% on a trailing twelve-month basis for 2006, as compared to 14.8% for 2005 and 15.1% in 2004.

        Net revenue for Fire and Security remained relatively level during 2005 as compared to 2004 as the decrease in product revenue was offset by an increase in service revenue. Revenue from product sales includes sales and installation of security, fire protection and other systems. Net revenue increased due to favorable changes in foreign currency exchange rates of $274 million and, to a lesser extent, increased sales volume of breathing and intrusion products at Tyco Safety Products as well as growth in our European fire services business. These increases were offset by the impact of divestitures of $315 million and decreased sales at our security business in Europe.

        Operating income increased $317 million in 2005 over the prior year. Results for the current period included net restructuring, impairment and divestiture charges of $28 million as compared to net restructuring, impairment and divestiture charges of $264 million in 2004. Operating income for 2005 was also favorably impacted by foreign currency exchange rates of $26 million as well as cost savings related to operational excellence initiatives and prior year restructuring programs. These cost reductions were partially offset by increased investment in sales and marketing.

Healthcare

        Net revenue, operating income and operating margin for Healthcare for the years ended September 29, 2006, September 30, 2005 and 2004 were as follows ($ in millions):

	2006	2005	2004
Revenue from product sales	$9,579	$9,477	$9,040
Service revenue	62	66	70

Net revenue	$9,641	$9,543	$9,110

Operating income	$2,200	$2,286	$2,365
Operating margin	22.8%	24.0%	26.0%

        Net revenue for Healthcare increased $98 million or 1.0% in 2006 as compared to 2005. This increase was largely driven by the International and Surgical divisions within Medical Devices & Supplies as a result of strong growth across the majority of geographic regions in surgical sales including laparoscopy, ablation and vessel sealing, and to a lesser extent, sutures. Also contributing to the revenue increase was volume growth in Bulk Pharmaceuticals (active pharmaceutical ingredients) and Retail, with growth primarily driven by new product sales and distribution, growth in Latin America, as well as favorable economic trends and strategic promotional efforts in key markets. These increases were partially offset by the adverse impact of voluntary product recalls in Imaging and lower volume sales within Respiratory, in addition to the negative changes in foreign currency exchange rates of $93 million.

        Operating income and operating margin decreased $86 million and 1.2 percentage points, respectively, as compared to 2005. The increased volume in Medical Devices & Supplies, discussed above, was more than offset by unfavorable manufacturing performance primarily in Respiratory and Imaging, as a result of lower volumes and higher expenses primarily associated with voluntary product recalls, as well as weakness in Retail of $40 million. Also contributing to the decrease in operating income, although to a lesser extent, was additional investments in research and development and selling expenses. Operating income was adversely impacted by a charge of $63 million related to purchased in-process research and development, incremental stock option charges required under SFAS No. 123R of $37 million, $2 million of charges related to the Proposed Separation and a $31 million negative impact related to foreign currency exchange rates. Additionally, operating income for 2006 included a gain on divestiture of $48 million, primarily relating to a sale of a business within Medical Devices and Supplies.

        Net revenue for Healthcare increased $433 million or 4.8% in 2005 as compared to 2004. This increase resulted primarily from growth in existing businesses and, to a lesser extent, favorable changes in foreign currency exchange rates of $141 million. Growth in Healthcare's underlying businesses was principally driven by increased revenue within Medical Devices & Supplies which was largely the result of increased sales volume in the International division, primarily in Europe, due to a sales force investment and sales growth in vessel sealing, laparoscopy, and stapling. Increased sales at the Surgical division within Medical Devices & Supplies also strongly contributed, due to enhanced contracting with group purchasing organizations, increased acceptance of Laparoscopic Gastric By-Pass procedures and increased adoption of LigaSure device. Pharmaceuticals also contributed to the increase in revenue, although to a lesser extent. These increases were partially offset by decreased sales in Retail primarily due to a difficult competitive environment and customer consolidations.

        The decreases in operating income and operating margin in 2005 as compared to 2004 were due primarily to a $277 million charge recorded in the fourth quarter of 2005, associated with the adverse decision by the United States Court of Appeals for the Federal Circuit on a previously disclosed legal matter. (Refer to Note 18 to the Consolidated Financial Statements for further discussion.) This charge, combined with declines in the Retail division as a result of the competitive environment mentioned above as well as increased material and transportation costs, was offset by substantial increases from other divisions, specifically the International and Surgical divisions within Medical Devices & Supplies as well as within Pharmaceutical. Increases in these divisions were due to strong sales growth as mentioned above, combined with a favorable product mix. Also positively impacting the segment were reduced administrative expenses at the segment level, as well as favorable foreign exchange rates of $41 million.

Engineered Products and Services

        Net revenue, operating income and operating margin for Engineered Products and Services for the years ended September 29, 2006, September 30, 2005 and 2004 were as follows ($ in millions):

	2006	2005	2004
Revenue from product sales	$5,625	$5,137	$4,582
Service revenue	1,317	1,319	1,425

Net revenue	$6,942	$6,456	$6,007

Operating income	$676	$672	$620
Operating margin	9.7%	10.4%	10.3%

        Net revenue for Engineered Products and Services increased $486 million or 7.5% in 2006 as compared to 2005. The increase in net revenue was largely driven by Flow Control as a result of strong project volume in the Pacific Region and favorable market conditions in Asia and North America, as well as increased selling prices in Electrical & Metal Products due to higher costs of copper. To a lesser extent, Tyco Fire & Building Products experienced growth in the industrial and commercial construction markets and increased price realization. The above increases in revenue were partially offset by a decrease at Infrastructure Services as a result of a strategic decision to be more selective in bidding for new projects, which has resulted in fewer but more profitable projects, and unfavorable changes in foreign currency exchange rates of $25 million.

        Operating income remained relatively level in 2006 as compared to 2005. Both the revenue growth at Flow Control and Fire & Building Products, as well as favorable copper spreads in Electrical &

Metal Products and higher margin projects at Infrastructure Services contributed positively to operating income in 2006. Offsetting this growth was a $100 million charge relating to the Voluntary Replacement Program for certain sprinkler heads (see Note 16 to the Consolidated Financial Statements) and incremental stock option charges of $17 million required under SFAS No. 123R.

        Net revenue for Engineered Products and Services increased $449 million or 7.5% in 2005 as compared to 2004. The increase in net revenue was largely driven by increased selling prices in Electrical & Metal Products due to higher costs of steel and other raw materials. In addition, Flow Control and, to a lesser extent, Tyco Fire & Building Products experienced growth in the industrial and commercial construction markets. Favorable changes in foreign currency exchange rates of $167 million also contributed to the increase in revenue. The above increases in revenue were partially offset by a decrease at Infrastructure Services as a result of a strategic decision to be more selective in bidding for new projects, which has resulted in fewer but more profitable projects.

        The increases in operating income and operating margin in 2005 as compared to 2004 were due primarily to increased volume and demand within the industrial and commercial markets, along with the impact of operational excellence initiatives, cost reductions from prior period restructuring programs and favorable changes in foreign currency exchange rates of $21 million. These increases more than offset the impact of higher raw material costs. Additionally, 2005 operating income includes $4 million of net restructuring, impairment and divestiture charges as compared to the $62 million of net restructuring, impairment and divestiture charges in 2004.

Corporate

        Corporate net revenue was $29 million and $25 million in 2005 and 2004, respectively, which related to the TGN business which was sold in the third quarter of 2005. Corporate expense was $400 million, $255 million and $482 million in 2006, 2005 and 2004, respectively. Corporate expense for 2006 includes $162 million related to the Proposed Separation and incremental stock option charges of $32 million required under SFAS No. 123R. Corporate expense also includes income related to a settlement with a former executive of $72 million as well as $48 million of income resulting from a reduction in our estimated workers' compensation liabilities primarily due to favorable claims experience. Operating income for 2005 and 2004 has been restated to reflect additional compensation expense of $24 million and $85 million, respectively, related to the review of prior period stock option grant practices and equity plan compliance. See Note 1 to the Consolidated Financial Statements.

        Corporate expense for 2005 includes a $301 million gain on the sale of the TGN business and TGN operating losses of $54 million. In addition, corporate expenses for 2005 included a $50 million charge representing the fines and penalties that the Company paid to resolve the matters raised in the SEC investigation that commenced in June 2002, as well as a $70 million charge for estimated legacy contingencies related to former executives' employment.

        Corporate expense for 2004 includes net charges of $14 million, which consists of charges for the impairment of long-lived assets of $8 million and net restructuring charges of $6 million primarily attributable to severance related to the relocation of the corporate headquarters. Expense also included $73 million of operating losses related to the TGN.

Interest Income and Expense

        Interest income was $134 million in 2006, as compared to $123 million and $91 million in 2005 and 2004, respectively.

        Interest expense was $713 million in 2006, as compared to $815 million in 2005 and $956 million in 2004. The decrease in interest expense in 2006 is primarily driven by lower debt balances, partially offset by the impact of higher interest rates on our interest rate swap program as compared to 2005.

The decrease in interest expense in 2005 over 2004 is primarily the result of lower debt balances, partially offset by the impact of higher interest rates on our interest rate swap program compared to 2004. The weighted-average rates of interest on total debt outstanding during 2006, 2005 and 2004 were 5.9%, 5.6% and 5.2%, respectively.

Other Expense, Net

        During 2006, other expense, net consisted primarily of a loss relating to the write-down of certain investments to their net realizable value.

        During 2005, other expense, net included a loss on the retirement of debt. The Company repurchased $1,241 million principal amount of its outstanding 2.75% convertible senior debentures for $1,823 million and $750 million principal amount of its outstanding 3.125% convertible senior debentures for $1,147 million. These repurchases resulted in a $1,013 million loss on the retirement of debt, including the write-off of unamortized debt issuance costs.

        Also during 2005, other expense, net included income of $109 million related to a court-ordered restitution award. On September 12, 2002, indictments were filed in the Supreme Court of the State of New York against Mr. L. Dennis Kozlowski, our former Chairman and Chief Executive Officer, and Mr. Mark H. Swartz, our former Chief Financial Officer and director (together, the "Defendants"), alleging enterprise corruption, fraud, conspiracy, grand larceny, falsifying certain business records and other crimes. On June 17, 2005, a jury convicted the Defendants on 22 of 23 counts in the indictment. On September 19, 2005, the Defendants were sentenced in New York State Supreme Court to serve eight and one third years to twenty five years in prison and to make joint restitution to the Company in the amount of $134 million, resulting from the larceny convictions.

        The restitution award is comprised of $109 million of previously expensed compensation made to the defendants and reported as other expense, net in prior years and $25 million related to a loan receivable from one of the Defendants which had been and remains reflected in the Company's consolidated financial statements as a receivable. The Defendants have filed a notice of appeal of the convictions. The Company considered the collectibility of the restitution award and assessed the likelihood of the Defendants' success upon appeal of the larceny convictions, which, if successful, could result in a change to the restitution order, and has concluded that receipt of the restitution award is probable. The Court ordered the restitution payment to be made by no later than one year from the date of sentencing. Tyco has initiated the process of collecting the restitution payment owed, subject to the pending appeal. During October 2006, the Company received payment of $38 million relating to the restitution and expects to receive the remaining amount in the second quarter of 2007.

        During 2004, other expense, net consisted primarily of a loss on the retirement of debt. The Company repurchased $303 million of its 7.2% notes due 2008 for cash of $341 million, which resulted in a $38 million loss, including the write-off of unamortized debt issuance costs. Additionally, the Company repurchased $517 million of its outstanding 2.75% convertible senior debentures with a 2008 put option. The total purchase price paid was $750 million and the repurchase resulted in a $241 million loss on the retirement of debt, including the write-off of unamortized debt issuance costs.

Income Taxes

        Our effective income tax rate was 16.4%, 26.7% and 27.8% for 2006, 2005 and 2004, respectively. The decrease in the effective tax rate from 2005 to 2006 was primarily the result of additional releases of deferred tax asset valuation allowances, as a result of improved historical and projected profitability in certain jurisdictions, and a $127 million favorable adjustment to correct prior year tax reserves on legacy tax matters. The decrease in the effective tax rate from 2004 to 2005 is primarily the result of the release of valuation allowances, benefits realized related to the TGN divestiture, as well as the court-ordered restitution award related to certain former executives for which there is no tax obligation and, to a lesser extent, increased profitability in operations in jurisdictions with lower tax rates. This decrease is partially offset by an increase in charges for which no tax benefit was available such as the loss on retirement of debt, asset impairments and the estimated settlement of the SEC enforcement action.

        The valuation allowance for deferred tax assets of $1,731 million and $1,871 million at September 29, 2006 and September 30, 2005, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheets. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires a valuation allowance be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized.

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

        The Company and its subsidiaries' income tax returns are periodically examined by various tax authorities. In connection with such examinations, tax authorities, including the United States Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. The Company is reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies that management has assessed as probable and estimable have been recorded. While the timing and ultimate resolution of these matters is uncertain, the Company anticipates that certain of these matters could be resolved during 2007.

        The IRS continues to audit the years 1997 to 2000. In 2004 the Company submitted to the IRS proposed adjustments to these prior period U.S. federal income tax returns, resulting in a reduction in the taxable income previously filed. During 2006, the IRS accepted substantially all of the proposed adjustments. These adjustments did not have a material impact on the financial condition, results of operations or cash flows of the Company.

        During 2006, the Company has developed amendments to U.S. federal income tax returns for additional periods. On the basis of previously accepted amendments, the Company has determined that acceptance of these adjustments is probable and accordingly has recorded them in the Consolidated Financial Statements. Such adjustments did not have a material impact on the Company's financial condition, results of operations or cash flows.

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

Discontinued Operations and Divestitures

Discontinued Operations

        During 2006, the Company consummated the sale of the Plastics, Adhesives and Ludlow Coated Products businesses as well as the A&E Product business for $975 million and $6 million in gross cash proceeds, respectively. Working capital and other adjustments resulted in net proceeds of $882 million for the sale of the Plastics, Adhesives and Ludlow Coated Products businesses. During 2006, the Company also recorded a $30 million receivable due from the purchaser of the Plastics, Adhesives and Ludlow Coated Products businesses based on the decline of average resin prices during fiscal year 2006, as contemplated in the definitive sale agreement. This amount is payable to Tyco no later than January 2007. Net cash proceeds received for the sale of the A&E Products business was $2 million, which does not include working capital provisions which are expected to be settled prior to the end of calendar year 2006. Both businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations in all periods presented.

        During 2006, the Company recorded a $261 million and $26 million pre-tax loss on sale from discontinued operations related to the Plastics, Adhesives and Ludlow Coated Products businesses and A&E Products business, respectively, which include $275 million and $22 million, respectively, of pre-tax impairment charges to write the businesses down to their fair values less costs to sell. Fair values used for the respective impairment assessments were based on existing market conditions and the terms and conditions included or expected to be included in the respective sale agreements.

        During 2006, the Company approved a plan to divest the Printed Circuit Group ("PCG") business, a component of the Electronics segment, and also entered into a definitive sale agreement to sell PCG for $226 million in cash. During 2006, the Company recorded a $4 million pre-tax loss on sale from discontinued operations for PCG related to the divestiture of the PCG Spain business as well as certain other costs to sell. The sale of PCG was completed in October 2006 and the Company expects to record a gain on the sale of approximately $45 million. See Note 28 to the Consolidated Financial Statements. The PCG business met the held for sale and discontinued operations criteria and has been included in discontinued operations in all periods presented.

        In 2005, Tyco announced its intent to explore the divesture of its Plastics, Adhesives and Ludlow Coated Products businesses, as well as the A&E Products business, a global manufacturer of plastic film, specialty tapes and adhesives, coated products and garment hangers. As a result of consideration for potential sale and deteriorating operating results in the A&E Products business, the Company performed an interim assessment of the recoverability of both goodwill and long-lived assets and determined that the book value of certain long-lived assets in the A&E Products business was greater than their estimated fair value and consequently recorded a long-lived asset impairment of $40 million and goodwill impairment charge of $162 million. Fair value used for the impairment assessment was based on probability-weighted expected future cash flow of the assets.

        During 2005, the Company divested 8 businesses which were reported as discontinued operations within Fire and Security, Engineered Products and Services and the Plastics and Adhesives business segment. The Company reported losses on sale or additional impairments to write the carrying value of such assets down to their estimated fair value less costs to sell of $60 million during 2005.

        During 2004, the Company reported losses on the sale of discontinued operations of $132 million to write the carrying value of such assets down to their fair value less cost to sell.

        For the additional 8 businesses in 2005 and the divested businesses in 2004, fair value used for the impairment assessment was primarily based on the terms and conditions included or expected to be included in the sales agreements.

(Gains) losses on divestitures

        During 2004, the Company divested twenty-one and liquidated four non-core businesses across all business segments primarily within Fire and Security. During 2004, the Company recorded net losses and impairments on divestitures of $116 million in continuing operations in connection with the divestiture or write-down to fair value of certain held for sale businesses.

        During 2005, Tyco agreed to sell the TGN, its undersea fiber optic telecommunication network. The sale was consummated on June 30, 2005. As part of the sale transaction, Tyco received gross cash proceeds of $130 million, and the purchaser assumed certain liabilities. In connection with this sale, Tyco recorded a $301 million gain which is reflected in (gains) losses on divestitures in the Consolidated Statement of Income for 2005. The Company has presented the operations of the TGN in continuing operations as the criteria for discontinued operations were not met.

        During 2005, the Company divested 10 businesses that were reported as continuing operations in Fire and Security, Healthcare and Engineered Products and Services. The Company recorded net losses and impairments on divestitures of $32 million, including a $3 million charge reflected in cost of sales, in connection with the divestiture and liquidation of these businesses, as well as the write-down to estimated fair value of certain held for sale businesses.

        During 2006, the Company divested 6 businesses that were reported as continuing operations in Fire and Security and Healthcare. The Company recorded net gains on divestitures of $46 million in connection with the divestiture of these businesses, less $2 million of divestiture charges related to the write-down to estimated fair value and costs to sell certain other held for sale businesses.

        For the divested businesses during 2006, 2005 and 2004, fair value used for the impairment assessment was primarily based on the terms and conditions included or expected to be included in the sales agreements.

Acquisitions

        During 2006, Tyco's Healthcare segment acquired over 90% ownership in Floreane Medical Implants, S.A. ("Floreane") for approximately $123 million in cash, net of cash acquired of $3 million. Floreane is an innovator in the development of surgical support implants for parietal, urological and gynecological surgery. The remaining outstanding shares would be acquired if they become available. The Company recorded a $3 million in-process research and development charge in conjunction with the acquisition.

        During 2006, Tyco's Healthcare segment also acquired over 50% ownership of Airox S.A. ("Airox") for approximately $59 million, net of cash acquired of $4 million. Airox is a leading European company in the home respiratory ventilation systems business. Tyco expects to acquire the remaining Airox shares in a mandatory tender offer. The initial share purchase and the subsequent tender offer combined are expected to total approximately $108 million. The Company has also recorded an $11 million in-process research and development charge in conjunction with the acquisition. The charge relates to the development of second generation technology which has not yet obtained regulatory approval. As of the acquisition date, the in-process research and development was not considered to be technologically feasible or to have any alternative future use.

        During 2006, Tyco's Healthcare segment also acquired Confluent Surgical, Inc. ("Confluent"). The total purchase price is expected to be $246 million. As of September 29, 2006, the Company has paid approximately $200 million in cash, net of cash acquired of $12 million. The Company has also deposited approximately $34 million of the total purchase price into an escrow account related to closing balance sheet adjustments and certain indemnifications to be resolved through fiscal 2008. The Company recorded a $49 million in-process research and development charge in conjunction with the acquisition related to technology which Confluent is developing for numerous applications across several surgical disciplines which have not yet received regulatory approval. As of the acquisition date, the in-process research and development was not considered to be technologically feasible or to have any alternative future use.

        Cash paid for other acquisitions in 2006 totaled $31 million, net of $8 million cash acquired.

        In July 2005, Tyco's Healthcare segment acquired Vivant Medical Inc. ("Vivant"), a developer of microwave ablation medical technology. The transaction is valued at approximately $66 million cash, with up to approximately $35 million additional cash to be paid in the future based on achieving certain milestones.

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

Cumulative Effect of Accounting Change

        During 2006, the Company adopted Financial Accounting Standards Board Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143." Accordingly, the Company has recognized asset retirement obligations of $32 million and property, plant and equipment, net of $10 million in its Consolidated Balance Sheet at September 29, 2006. In addition, the Company recorded a cumulative effect of accounting change which resulted in a $14 million after-tax loss ($22 million pre-tax). Refer to Note 1 to the Consolidated Financial Statements for additional information on FIN No. 47.

        During 2005, the Company changed the measurement date for its pension and postretirement benefit plans, from September 30th to August 31st, effective October 1, 2004. The Company believes that the one-month change of measurement date is a preferable change as it allows management adequate time to evaluate and report the actuarial information in the Company's Consolidated Financial Statements under the accelerated reporting deadlines. As a result of this change, the Company recorded a $21 million after-tax gain ($28 million pre-tax) cumulative effect of accounting change. Refer to Note 19 to the Consolidated Financial Statements for additional information on retirement plans.

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

        Attrition rates for customers in our Worldwide Electronic Security Services business were 13.8%, 14.8% and 15.1% on a trailing 12-month basis for 2006, 2005 and 2004, respectively.

        Revenue Recognition—Contract sales for the installation of fire protection systems, large security intruder systems, undersea fiber-optic cable systems and other construction related projects are recorded primarily on the percentage-of-completion method. Profits recognized on contracts in process are based upon contracted revenue and related estimated cost to completion. The risk of this methodology is its dependence upon estimates of costs to completion, which are subject to the uncertainties inherent in long-term contracts. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. If estimates are inaccurate, there is risk that our revenue and profits for the period may be overstated or understated.

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

        We currently have recorded significant valuation allowances that we intend to maintain until it is more likely than not the deferred tax assets will be realized. Our income tax expense recorded in the future will be reduced to the extent of decreases in our valuation allowances. The realization of our remaining deferred tax assets is primarily dependent on future taxable income in the appropriate jurisdiction. Any reduction in future taxable income including but not limited to any future restructuring activities may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings. If a change in a valuation allowance occurs, which was established in connection with an acquisition, such adjustment may impact goodwill rather than the income tax provision.

        Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company's results of operations, cash flows or financial position.

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

        Goodwill and Intangible Assets—Goodwill and indefinite-lived intangible assets are assessed for impairment annually and more frequently if a triggering event occurs. In performing this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and judgment in applying them to the analysis of goodwill impairment. Since judgment is involved in performing goodwill valuation analyses, there is risk that the carrying value of our goodwill may be overstated or understated.

        We elected to make the first day of the fourth quarter the annual impairment assessment date for all reporting units. When testing for goodwill impairment, the Company follows the guidance prescribed in SFAS No. 142, "Goodwill and Other Intangible Assets." First, the Company performs a step I goodwill impairment test to identify a potential impairment. In doing so, the Company compares the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired and a step II goodwill impairment test is performed to measure the amount of impairment loss. In the step II goodwill impairment test, the Company compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

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

        There were no goodwill impairments related to continuing operations during 2006, 2005 and 2004. Goodwill impairments included in loss from discontinued operations in 2005 totaled $162 million.

        Long-Lived Assets—Assets held and used by the Company, including property, plant and equipment and amortizable intangible assets, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets to be held and used, a recoverability test is performed based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. Impairments to long-lived assets to be disposed of are recorded based upon the fair value of the applicable assets. Since judgment is involved in determining the fair value and useful lives of long-lived assets, there is a risk that the carrying value of our long-lived assets may be overstated or understated.

        Pension and Postretirement Benefits—Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. A 25 basis point decrease in the discount rate would increase our present value of pension obligations by approximately $225 million. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term return on plan assets. A 50 basis point decrease in the expected long-term return on plan assets would increase our pension expense by approximately $20 million.

Liquidity and Capital Resources

        The sources of our cash flow from operating activities and the use of a portion of that cash in our operations for the years ended September 29, 2006, and September 30, 2005 and 2004, as restated, were as follows ($ in millions):

	2006	2005 (Restated)	2004 (Restated)
Cash flows from operating activities:
Operating income	$5,474	$5,768	$5,146
Non-cash restructuring and asset impairment charges (credits), net	9	(13)	16
(Gains) losses on divestitures	(44)	(271)	111
In-process research and development	63	—	—
Depreciation and amortization(1)	2,065	2,084	2,098
Non-cash compensation expense	275	99	121
Deferred income taxes	72	(28)	167
Provision for losses on accounts receivable and inventory	174	232	317
Other, net(2)	(47)	148	79
Net increase in working capital	(1,069)	(61)	(873)
Interest income	134	123	91
Interest expense	(713)	(815)	(956)
Income tax expense	(799)	(1,112)	(1,112)

Net cash provided by operating activities	$5,594	$6,154	$5,205

Other cash flow items:
Capital expenditures, net(3)	$(1,514)	$(1,263)	$(987)
Decrease in sale of accounts receivable	9	18	929
Acquisition of customer accounts (ADT dealer program)	(373)	(328)	(254)
Purchase accounting and holdback liabilities	(19)	(47)	(104)
Voluntary pension contributions	2	115	567

(1)
Includes depreciation expense of $1,415 million, $1,431 million and $1,407 million in 2006, 2005 and 2004, respectively and amortization of intangible assets of $650 million, $653 million and $691 million in 2006, 2005 and 2004, respectively.

(2)
Includes the add-back of losses on the retirement of debt of $2 million, $1,013 million and $284 million in 2006, 2005 and 2004, respectively.

(3)
Includes net proceeds of $55 million, $91 million and $140 million received for the sale/disposition of property, plant and equipment in 2006, 2005 and 2004, respectively.

        The net change in total working capital was a cash decrease of $1,069 million in 2006. The components of this change are set forth in the Consolidated Statements of Cash Flows. The change in working capital included an increase of $680 million in inventories and a $332 million decrease in accrued and other liabilities, primarily related to decreased accrued legal and audit fees, partially offset by an increase in annual employee bonus compensation.

        The provision for losses on accounts receivable and inventory decreased from $232 million during the year ended September 30, 2005 to $174 million for the current period. This decrease was driven by improvements across all segments, particularly due to improved accounts receivable aging, an overall improved credit profile of the customer base, and better collections. Consequently, our allowance for doubtful accounts decreased from $421 million at September 30, 2005 to $336 million at September 29, 2006.

        Cash flows from operating activities and other cash flow items by segment for the year ended September 29, 2006 were as follows ($ in millions):

	Electronics	Fire and Security	Healthcare	Engineered Products and Services	Corporate and Other	Total
Cash flows from operating activities:
Operating income (loss)	$1,808	$1,190	$2,200	$676	$(400)	$5,474
Non-cash restructuring and asset impairment charges, net	3	1	4	1	—	9
Losses (gains) on divestitures	2	1	(48)	—	1	(44)
In-process research and development			63			63
Depreciation	463	567	270	104	11	1,415
Intangible assets amortization	70	514	64	2	—	650

Depreciation and amortization	533	1,081	334	106	11	2,065
Non-cash compensation expense	65	56	58	26	70	275
Deferred income taxes	—	—	—	—	72	72
Provision for losses on accounts receivable and inventory	67	31	48	28	—	174
Net (increase) decrease in working capital and other	(92)	(126)	(605)	25	(318)	(1,116)
Interest income	—	—	—	—	134	134
Interest expense	—	—	—	—	(713)	(713)
Income tax expense	—	—	—	—	(799)	(799)

Net cash provided by (used in) operating activities	$2,386	$2,234	$2,054	$862	$(1,942)	$5,594

Other cash flow items:
Capital expenditures, net	$(549)	$(433)	$(429)	$(98)	$(5)	$(1,514)
Decrease in sale of accounts receivable	—	9	—	—	—	9
Acquisition of customer accounts (ADT dealer program)	—	(373)	—	—	—	(373)
Purchase accounting and holdback liabilities	(4)	(6)	(8)	(1)	—	(19)
Voluntary pension contributions	—	—	2	—	—	2

        During 2006, the Company completed the sale of our Plastics and Adhesives segment, previously announced in 2005. Our Plastics, Adhesives and Ludlow Coated Products businesses were sold for net proceeds of $882 million and the A&E Products Group was sold for $2 million in net cash proceeds.

        During 2006, we made additional cash outflows of approximately $450 million for the resolution of certain previously accrued legal matters, including a patent dispute in the Healthcare segment, and a cash payment of $50 million to settle the previously disclosed SEC enforcement action. We will continue to use excess cash to repurchase shares.

        During 2006, we repaid and terminated one of our synthetic lease facilities for a total cash payment of $203 million, reducing principal debt and minority interest by $191 million and $10 million, respectively. Also, we utilized $1.0 billion in cash and $700 million in credit facility borrowings for scheduled repayments of public notes.

        During 2006, we paid $413 million related to acquisitions of businesses, net of cash acquired, including a net $200 million and a net $123 million related to the previously discussed acquisitions of Confluent and Floreane, respectively, within Tyco's Healthcare segment.

        We continue to fund capital expenditures to improve the cost structure of our businesses, to invest in new processes and technology, and to maintain high quality production standards. Capital spending increased to $1.6 billion in 2006 from $1.4 billion in 2005. The level of capital expenditures in 2007 is expected to exceed spending levels in 2006 and is also expected to exceed depreciation. In October 2006, the Company exercised its right to buy five cable laying sea vessels that were previously included under an off-balance sheet leasing arrangement for $280 million. This cash paid will be included in capital expenditures for 2007.

        Income taxes paid, net of refunds, during the year was $862 million.

        During 2006, we repurchased 95 million of our common shares for $2.5 billion, completing the $1.5 billion share repurchase program previously approved by the Board of Directors in July 2005 and continuing the new $2.0 billion share repurchase program approved by the Board of Directors in May 2006.

        During 2006, 2005 and 2004, Tyco paid $373 million, $328 million and $254 million of cash, respectively, to acquire approximately 401,000, 364,000 and 302,000 customer contracts for electronic security services through the ADT dealer program.

        During 2006, 2005 and 2004 we paid out $68 million, $171 million and $266 million, respectively, in cash related to restructuring activities. These amounts include $7 million, $16 million and $43 million, respectively, reported in discontinued operations. See Note 4 to our Consolidated Financial Statements for further information regarding our restructuring activities. Subsequent to year end, we launched a $600 million company-wide restructuring program. We expect to incur approximately $500 million of charges in 2007, and we expect that the total cash expenditures for this program will be approximately $450 million, of which $250 million is expected in 2007.

        During 2006, 2005 and 2004, we paid $101 million, $48 million and $107 million, respectively, in cash for purchase accounting and holdback liabilities. Of the total cash paid, $82 million, $1 million and $3 million, respectively, was reported in discontinued operations. Holdback liabilities represent a portion of the purchase price withheld from the seller pending finalization of the acquisition balance sheet and other contingencies. At September 29, 2006 holdback liabilities on our Consolidated Balance Sheets were $112 million, of which $23 million are included in accrued and other current liabilities and $89 million are included in other liabilities. At September 29, 2006, $40 million of acquisition liabilities remained on our Consolidated Balance Sheets, of which $14 million are included in accrued and other current liabilities and $26 million are included in other liabilities.

        As previously mentioned, in January 2006, the Company announced that its Board of Directors approved a plan to separate the Company into three separate, publicly traded companies. In connection with the Proposed Separation, we paid $96 million in separation costs during 2006. We expect that, during 2007, we will incur the remaining cash outflows related to the Proposed Separation which will be largely attributable to tax restructuring, debt refinancing, professional services and employee-related costs.

        In October 2006, the Company completed the sale of its PCG business, which was part of the Electronics segment, for $226 million and expects to record a gain on the sale of approximately $45 million.

Capitalization

        Shareholders' equity was $35.4 billion or $17.78 per share, at September 29, 2006, compared to $32.5 billion or $16.14 per share, at September 30, 2005. This increase was due primarily to net income of $3.7 billion, the exchange of convertible debt due 2018 of $1.2 billion, and favorable changes in foreign currency exchange rates of $619 million. These increases were partially offset by the repurchase of common shares by a subsidiary of $2.5 billion as previously mentioned and dividends declared of $807 million.

        At September 29, 2006, total debt decreased $2.3 billion to $10.2 billion, as compared to $12.5 billion at September 30, 2005. Total debt as a percentage of total capitalization (total debt and shareholders' equity) was 22% at September 29, 2006 and 28% at September 30, 2005. Our debt levels significantly decreased as compared to September 30, 2005 primarily due to the redemption of $1.2 billion of our Series A 2.75% convertible senior debentures due 2018 with a 2008 put option, and the scheduled $1.0 billion repayment of our 6.375% public notes. Also, as mentioned, we repaid and terminated one of our synthetic lease facilities reducing our principal debt by $203 million.

        Our cash balance decreased to $2.9 billion at September 29, 2006, as compared to $3.2 billion at September 30, 2005. The decrease in cash was primarily due to the repurchase of shares under the previously-announced programs, and the scheduled debt repayments referred to above, capital expenditures, and to a lesser extent, dividend payments. The majority of these decreases were partially offset by cash flows from operations.

        TIGSA holds a $1.0 billion 5-year revolving credit facility expiring on December 16, 2009. TIGSA also holds a $1.5 billion 3-year revolving bank credit facility which was amended during 2006 to extend the maturity date from December 22, 2006 to December 21, 2007. Additionally, TIGSA holds a $500 million 3-year unsecured letter of credit facility expiring on June 15, 2007. At September 29, 2006, letters of credit of $475 million have been issued under the $500 million facility and $25 million remains available for issuance. Also, during 2006, TIGSA borrowed $700 million under its $1.5 billion 3-year revolving bank credit facility, with the entire proceeds used to repay its 5.8% public notes due 2006 at their maturity on August 1, 2006. There were no amounts borrowed under the other credit facilities at September 29, 2006.

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

        On December 9, 2004, the Board of Directors approved an increase in the quarterly dividend on our common shares from $0.0125 to $0.10 per share. As a result, dividend payments were $806 million in 2006. Following the Proposed Separation, we expect that all three companies will be dividend-paying companies.

        Also, following the Proposed Separation, it is anticipated that all three companies will be capitalized to provide financial flexibility to take advantage of future growth opportunities. They are expected to have financial policies, balance sheet and credit metrics that are commensurate with solid investment grade ratings. Tyco will continue to follow financial policies that are consistent with its current credit ratings until the planned transactions take place. The Company's existing debt is expected to be allocated among the three companies or refinanced. Any existing or potential liabilities that cannot be associated with a particular entity will be allocated appropriately to each of the businesses, and a sharing agreement among the three companies will be established.

        The following table details our debt ratings at September 29, 2006 and September 30, 2005:

	Short Term	Long Term
Moody's	Prime-3	Baa 3
Standard & Poor's	A2	BBB+
Fitch	F2	BBB+

        The security ratings set forth above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Commitments and Contingencies

Contractual Obligations

        Contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable operating leases and other obligations at September 29, 2006 is as follows ($ in millions):

	2007	2008	2009	2010	2011	Thereafter	Total
Debt(1)	$782	$820	$2,555	$14	$1,002	$4,833	$10,006
Capital leases	26	27	22	9	7	76	167
Operating leases	516	405	302	214	158	499	2,094
Purchase obligations(2)	222	24	10	10	7	24	297

Total contractual cash obligations(3)	$1,546	$1,276	$2,889	$247	$1,174	$5,432	$12,564

(1)
Excludes interest.

(2)
Purchase obligations consist of commitments for purchases of good and services.

(3)
Other long-term liabilities primarily consist of the following: pension and postretirement costs, income taxes, warranty and environmental liabilities and are excluded from this table. We are unable to estimate the timing of payment for these items due to the inherent uncertainties of obligations of this type. The minimum required contributions to our pension plans are expected to be approximately $151 million in 2007 and we expect to pay $26 million in 2007 related to postretirement benefit plans.

        At September 29, 2006, the Company had outstanding letters of credit and bank guarantees in the amount of $1.3 billion.

        At September 29, 2006, TIGSA had unsecured credit facilities of $1.5 billion due December 21, 2007, and $1.0 billion due December 16, 2009, of which $1.8 billion was undrawn and available (see Note 15 to the Consolidated Financial Statements). In addition, certain of the Company's operating subsidiaries have uncommitted overdraft and similar types of facilities, which total $624 million, of which $606 million was undrawn and available at September 29, 2006. These facilities expire at various dates through the year 2013, most of which are renewable and are established primarily within our international operations.

        At September 29, 2006, the Company had a contingent purchase price liability of $80 million related to the 2001 acquisition of Com-Net by Electronics. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in Tyco's Consolidated Financial Statements as the outcome of this contingency cannot be reasonably determined.

        In June 2004, TIGSA entered into a $500 million 3-year unsecured letter of credit facility due June 15, 2007. The facility provides for the issuance of letters of credit, supported by a related line of credit facility. TIGSA may only borrow under the line of credit agreement to reimburse the bank for obligations with respect to letters of credit issued under this facility. The covenants under this facility are substantially similar to TIGSA's bank credit facilities entered into during December 2003 and the indenture related to TIGSA's 6% notes due 2013 issued in November 2003. TIGSA would pay interest on any outstanding borrowings at a variable interest rate, based on the bank's base rate or the Eurodollar rate, as defined. Upon the occurrence of certain credit events, the interest rate on the outstanding borrowings becomes fixed. The issuance of letters of credit under this credit facility during 2004 enabled the Company to release approximately $480 million of restricted cash and investments. As of September 29, 2006, letters of credit of $475 million have been issued under the $500 million credit facility and $25 million remains available for issuance. There were no amounts borrowed under this credit facility at September 29, 2006.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

Legal Matters

Class Actions

        For a detailed discussion of contingencies related to Tyco's securities class actions, shareholder derivative litigation, ERISA litigation and investigation, and litigation against former senior management, see Item 3. Legal Proceedings. We are generally obligated to indemnify our directors and officers and our former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. While we may from time to time seek to engage plaintiff's counsel in settlement discussions, we are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial position, results of operations or cash flows. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

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

        On April 17, 2006, the Company reached a settlement that closes the SEC Enforcement Division's investigation of the Company regarding certain accounting practices and other actions by former Tyco officers. On April 25, 2006, the United States District Court for the Southern District of New York entered a final judgment in which the Company was ordered to pay $1 in disgorgement and a fine of $50 million. During the third quarter of 2006, the Company satisfied the judgment which was accrued in 2005.

Intellectual Property and Antitrust Litigation

        The Company is party to a number of patent infringement and antitrust actions that may require the Company to pay damage awards. Tyco has assessed the status of these matters and has recorded liabilities related to certain of these matters where appropriate. For a detailed discussion of contingencies related to Tyco's intellectual property and antitrust litigation, see Item 3. Legal Proceedings—Intellectual Property and Antitrust Litigation.

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

        When appropriate, the Company settles claims; however, the total amount paid in any year to settle and defend all asbestos claims has been immaterial. As of September 29, 2006, there were approximately 15,500 asbestos liability cases pending against the Company and its subsidiaries.

        The Company estimates its pending asbestos claims that were incurred but not reported, as well as related insurance and indemnification recoveries. The Company's estimate of the liability for pending and future claims is based on claim experience over the past five years and covers claims expected to be filed over the next seven years. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, the Company believes that the final outcome of all known and anticipated future claims, after taking into account its substantial indemnification rights and insurance coverage, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Income Taxes

        Tyco and its subsidiaries' income tax returns are periodically examined by various tax authorities. In connection with such examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments. The Company is reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies that management has assessed as probable and estimable have been recorded. While the timing and ultimate resolution of these matters is uncertain, the Company anticipates that certain of these matters could be resolved during 2007.

Compliance Matters

        Tyco has received and responded to various allegations that certain improper payments were made by Tyco subsidiaries in recent years. During 2005, Tyco reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to the allegations. Tyco also informed the DOJ and the SEC that it has retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act, that it would continue to make periodic progress reports to these agencies, and that it would present its factual findings upon conclusion of the baseline review. The Company has and will continue to have communications with the DOJ and SEC to provide updates on the baseline review being conducted by outside counsel, including, as appropriate, briefings concerning additional instances of potential improper payments identified by the Company in the course of its ongoing compliance activities.

        At this time, Tyco cannot predict the outcome of these matters reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of any or all of these matters.

Other Matters

        The Company is a party to a contract dispute arising from Earth Tech's contract with the City of Phoenix, Arizona for the expansion of the City's 91st Avenue Waste Water Treatment Plant. Both Earth Tech and the City of Phoenix have filed lawsuits in the local county superior court alleging the other party has breached the contract. At this time, Tyco cannot predict the outcome of this matter and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of this matter. For a detailed discussion of contingencies related to Tyco's other legal matters, see Note 18 to our Consolidated Financial Statements.

        The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or cash flows.

Backlog

        At September 29, 2006, we had a backlog of unfilled orders of $14.2 billion, compared to a backlog of $13.5 billion at September 30, 2005. We expect that approximately 77% of our backlog at

September 29, 2006 will be filled during 2007. Backlog by reportable industry segment at September 29, 2006 and September 30, 2005 is as follows ($ in millions):

	2006	2005
Fire and Security	$7,000	$6,732
Engineered Products and Services	4,167	4,007
Electronics	2,711	2,496
Healthcare	280	272

	$14,158	$13,507

        Within Fire and Security, backlog increased primarily as a result of strong bookings in North America and Europe. Backlog for Fire and Security includes recurring revenue-in-force, which represents twelve months' fees for monitoring and maintenance services under contract in the security business. The amount of recurring revenue-in-force at September 29, 2006 and September 30, 2005 was $3.65 billion and $3.55 billion, respectively. Backlog within Engineered Products and Services increased primarily as a result of increased orders at Flow Control. Within Electronics, backlog increased as a result of increased bookings in most key end markets. Backlog in Healthcare represents unfilled orders, which, in the nature of the business, are normally shipped shortly after purchase orders are received. We do not view backlog in Healthcare to be a significant indicator of the level of future sales activity.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

        Tyco utilized several programs under which it sold participating interests in accounts receivable to investors who, in turn, purchased and received ownership and security interests in those receivables. These transactions qualified as true sales. The sale proceeds were less than the face amount of accounts receivable sold, and the discount from the face amount was included in selling, general and administrative expenses in the Consolidated Statements of Income. Such discount aggregated $18 million, or 3.1% of the weighted-average balance of the receivables outstanding, during 2004.

        During 2004, the Company reduced outstanding balances under its accounts receivable programs by $929 million, of which $812 million related to its corporate accounts receivable programs which were terminated in 2005. No amounts were utilized under these programs at September 30, 2004, and through the date of termination. The remaining reduction of $117 million related to certain of the Company's international businesses selling fewer accounts receivable as a short-term financing mechanism. The aggregate amount outstanding under the Company's remaining international accounts receivable programs was $75 million and $80 million at September 29, 2006 and September 30, 2005, respectively.

Guarantees

        Certain of the Company's business segments have guaranteed the performance of third-parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from 2007 through the completion of such transactions. The guarantees would be triggered in the event of nonperformance and the potential exposure for nonperformance under the guarantees would not have a material effect on the Company's financial position, results of operations or cash flows.

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

        The Company had an off-balance sheet leasing arrangement for five cable laying sea vessels. Upon expiration of this lease in October 2006, a subsidiary of the Company has the option to buy these vessels for approximately $280 million, or return the vessels to the lessor and, under a residual guarantee, pay any shortfall in sales proceeds to the lessor from a third party in an amount not to exceed $235 million. As of September 29, 2006, the Company expected this obligation to be $54 million, which is recorded in the accompanying Consolidated Balance Sheets, based on an estimate of the fair value of the vessels performed by management with the assistance of a third-party valuation. In October 2006, the Company exercised its option to buy these vessels for $280 million. See Note 28 to the Consolidated Financial Statements.

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

        In 2001, Engineered Products and Services initiated a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain Model GB fire sprinkler heads which were originally manufactured by Central Sprinkler prior to Tyco's acquisition. Under this program, the sprinkler heads are being replaced over a 5-7 year period free of charge to property owners. In the third quarter of 2006, the Company completed a comprehensive review of reported claims, recent claim rates and cost trends and further assessed the future of the program. The Company determined that an additional liability was necessary in order to satisfy the Company's obligation under the VRP. As a result, the Company recorded a $100 million charge which was reflected in cost of sales. Settlements during 2006 include cash expenditures of $37 million related to the VRP.

Accounting Pronouncements

        Recently Adopted Accounting Pronouncements—Effective October 1, 2005, Tyco adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, as amended, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Tyco adopted SFAS No. 123R using the modified prospective application transition method. Under this method, compensation cost is recognized for the unvested portion of share-based payments granted prior to October 1, 2005 and all share-based payments granted subsequent to September 30, 2005 over the related vesting period. Prior to October 1, 2005, the Company applied the intrinsic value based method prescribed in APB Opinion No. 25 in accounting for employee stock-based compensation. Prior period results have not been restated. Due to the adoption of SFAS No. 123R, the Company's results from continuing operations for 2006 include incremental share-based compensation expense totaling $161 million. As such, basic and diluted earnings per share from continuing operations were impacted by $0.06 and $0.05, respectively, in 2006.

        On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 123R-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R in the fourth quarter of fiscal 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are fully vested and outstanding upon adoption of SFAS No. 123R. The adoption did not have a material impact on our results of operations and financial condition.

        The Company adopted FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143," during the fourth quarter of 2006. This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Interpretation requires that conditional asset retirement obligations, along with the associated capitalized asset retirement costs, be reported at their fair values. Upon adoption, the Company recognized a liability of $32 million for asset retirement obligations and an increase of $10 million in the carrying amount of the related assets. The initial recognition resulted in a cumulative effect of accounting change of $22 million, pre-tax, reflecting the accumulated depreciation and accretion that would have been recognized in prior periods had the provisions of FIN No. 47 been in effect at the time. Certain obligations relating to the handling and disposal of asbestos have not been recorded due to the fact that fair value cannot be reasonably estimated because the Company does not have sufficient information about the range of time over which the obligation may be settled. The undiscounted cash flows relating to the asset retirement obligations that have not been recognized in the financial statements are approximately $8 million. The Company will continue to monitor such legal asset retirement obligations and recognize a liability in the period sufficient information becomes available to reasonably estimate the fair value.

        In June 2005, the FASB issued Staff Position ("FSP") No. 143-1, "Accounting for Electronic Equipment Waste Obligations," which provides guidance on accounting for historical waste obligations associated with the European Union Waste, Electrical and Electronic Equipment Directive ("WEEE Directive"). Under the directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced, at which time the waste management obligation may be transferred to the producer of the replacement equipment. FSP No. 143-1 is effective for the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable European Union member country. The financial statement impact depends heavily on the respective laws and regulations adopted by the EU member countries, their implementation guidance and the type of recycling programs and systems that are established. The Company evaluated the effects of FSP No. 143-1 and determined that it did not have a material impact on the Company's results of operations, financial position or cash flows.

        Recently Issued Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS No. 158 requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Under SFAS No. 158, companies are required to measure plan assets and benefit obligations as of their fiscal year end. The Company presently uses a measurement date of August 31st. SFAS No. 158 also requires additional disclosure in the notes to the financial statements. The recognition provisions of SFAS No. 158 are effective for fiscal 2007, while the measurement date provisions become effective in fiscal 2009. The Company is currently assessing the impact of SFAS No. 158 on its consolidated financial statements. Based on the funded status of defined benefit and other postretirement plans as of September 29, 2006, the Company estimates that it would recognize a net $356 million liability through a reduction in shareholders' equity. The ultimate amounts recorded are highly dependent on various estimates and assumptions including, among other things, the discount rate selected, future compensation levels and performance of plan assets. Changes in these assumptions could increase or decrease the estimated impact of implementing SFAS No. 158.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for Tyco beginning September 29, 2008. The Company is currently assessing the impact, if any, that SFAS No. 157 will have on the results of its operations, financial position or cash flows.

        In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement." SAB No. 108 requires that companies utilize a "dual-approach" to assessing the quantitative effects of financial statement misstatements. The dual approach includes both an income statement focused and balance sheet focused assessment. SAB No. 108 is applicable for Tyco's fiscal year ending September 28, 2007. The Company is currently assessing the impact of the adoption of SAB No. 108, but does not expect that it will have a significant impact on its financial position or results of operations.

        In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 is effective for Tyco in the first quarter of fiscal 2008. The Company is currently assessing the impact that FIN No. 48 will have on the results of its operations, financial position or cash flows.

Forward-Looking Information

        Certain statements in this report are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the SEC, or in Tyco's communications and discussions with investors and analysts in the normal course of business through meetings, web casts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product expansion, backlog, the consummation and benefits of acquisitions and divestitures, the Proposed Separation or other matters, as well as financings and repurchases of debt or equity securities, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:

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

  •
  the Company's ability to obtain the financing necessary to consummate the Proposed Separation; and

  •
  the Company's ability to satisfy certain conditions precedent, including final approval by the Tyco Board of Directors, receipt of certain tax rulings, necessary opinions of counsel and the filing and effectiveness of registration statements with the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are subject to market risk associated with changes in interest rates and foreign currency exchange rates. In order to manage the volatility relating to our more significant market risks, we enter into forward foreign currency exchange contracts, cross-currency swaps, foreign currency options, and interest rate swaps. We do not anticipate any material changes in our primary market risk exposures in 2007. In assessing the current and future risk related to movements in interest rates, we terminated the interest rate and cross currency swaps in several tranches. The aggregate notional value of the interest rate and cross currency swaps terminated during the fourth quarter of 2006 was $2.5 billion. In October 2006, we terminated the remaining contracts with a total notional amount of $0.6 billion. The settlement of these swaps resulted in a net cash inflow of $55 million. Since the interest rate swaps were designated as hedging instruments of outstanding debt, the related $32 million loss adjustment to the carrying value of the related debt will be amortized over the remaining life of the related debt instruments.

        In December 2006, due to required changes to the legal entity structure to facilitate the Proposed Separation, the Company determined that it will no longer consider certain intercompany foreign currency transactions to be long-term investments. As a result, the related foreign currency transaction gains and losses on such investments will be recorded in the income statement rather than to the currency translation component of shareholders' equity. Forward contracts that were previously designated as hedges of these net investments will continue to be used to manage this exposure but will no longer be designated as net investment hedges.

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

Interest Rate Sensitivity

        The table below provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents cash flows of principal repayment and weighted-average interest rates. For interest rate and cross-currency swaps, the table presents notional amounts at the current market price rate and weighted average interest rates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The amounts included in the table below are in U.S. Dollars ($ in millions):

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Total debt:
Fixed rate (US$)	3	110	1,591	5	1,002	3,911	6,622	7,231
Average interest rate	1.3%	6.9%	6.2%	14.8%	6.8%	5.7%	—	—
Fixed rate (Euro)	771	3	872	2	2	6	1,656	1,676
Average interest rate	6.1%	6.3%	5.5%	8.2%	7.4%	7.2%	—	—
Fixed rate (Yen)	3	1	1	—	—	51	56	56
Average interest rate	1.9%	1.9%	1.9%	—	—	5.0%	—	—
Fixed rate (British Pound)	1	1	—	—	—	924	926	1,009
Average interest rate	7.3%	6.9%	—	—	—	6.5%	—	—
Fixed rate (Other)	2	2	2	2	1	4	13	13
Average interest rate	6.9%	6.9%	6.6%	6.5%	6.5%	6.9%	—	—
Variable rate (US$)	9	711	94	10	1	2	827	827
Average interest rate(1)	13.3%	5.9%	7.8%	13.0%	8.4%	9.1%	—	—
Variable rate (Euro)	13	14	13	1	1	1	43	43
Average interest rate(1)	4.4%	4.4%	4.4%	4.6%	4.6%	4.7%	—	—
Variable rate (Other)	6	5	4	3	2	10	30	30
Average interest rate(1)	7.0%	7.7%	8.2%	8.7%	10.0%	10.3%	—	—
Cross Currency Swap:
British Pound to US$	—	—	—	—	—	216	216	52
Average pay rate(1)	—	—	—	—	—	6.6%	—	—
Average receive rate	—	—	—	—	—	6.5%	—	—
Interest rate swaps:
Fixed to variable (US$)	—	—	—	—	—	375	375	(6)
Average pay rate(1)	—	—	—	—	—	7.0%	—	—
Average receive rate	—	—	—	—	—	6.4%	—	—
Fixed to variable (British Pound)	—	—	—	—	—	216	216	—
Average pay rate(1)	—	—	—	—	—	6.6%	—	—
Average receive rate	—	—	—	—	—	6.5%	—	—

(1)
Weighted-average variable interest rates are based on applicable rates at September 29, 2006 per the terms of the contracts of the related financial instruments.

Exchange Rate Sensitivity

        The table below provides information about our financial instruments that are sensitive to foreign currency exchange rates. These instruments include debt obligations and forward foreign currency exchange contracts. For debt obligations, the table presents cash flows of principal repayment and weighted-average interest rates. For forward foreign currency exchange contracts, the table presents notional amounts and weighted-average contractual exchange rates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The amounts included in the table below are in U.S. Dollars ($ in millions):

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate (Euro)	771	3	847	2	2	6	1,631	1,676
Average interest rate	6.1%	6.3%	5.5%	8.2%	7.4%	13.1%	—	—
Fixed rate (Yen)	3	1	1	—	—	51	56	56
Average interest rate	1.9%	1.9%	1.9%	—	—	1.9%	—	—
Fixed rate (British Pound)	1	1	—	—	—	917	919	1,009
Average interest rate	6.8%	6.9%	—	—	—	6.5%	—	—
Fixed rate (Other)	2	2	2	2	1	4	13	13
Average interest rate	6.9%	6.9%	6.6%	6.5%	6.5%	6.9%	—	—
Variable rate (Euro)	13	14	13	1	1	1	43	43
Average interest rate(1)	4.4%	4.4%	4.4%	4.6%	4.6%	4.7%	—	—
Variable rate (Other)	6	5	4	3	3	9	30	30
Average interest rate(1)	7.0%	7.7%	8.2%	8.7%	10.0%	10.3%	—	—
Forward contracts (economic hedges):
Pay US$/Receive Euro	2,939	—	—	—	—	—	2,939	12
Average contractual exchange rate	1.27	—	—	—	—	—	—	—
Pay US$/Receive British Pound	837	—	—	—	—	—	837	13
Average contractual exchange rate	1.86	—	—	—	—	—	—	—
Pay US$/Receive Yen	680	—	—	—	—	—	680	(16)
Average contractual exchange rate	114.37	—	—	—	—	—	—	—
Pay US$/Receive Canada Dollars	395	—	—	—	—	—	395	11
Average contractual exchange rate	1.14	—	—	—	—	—	—	—
Pay US$/Receive Singapore Dollar	255	—	—	—	—	—	255	(2)
Average contractual exchange rate	1.57	—	—	—	—	—	—	—
Pay US$/Receive Australian Dollar	228	—	—	—	—	—	228	(3)
Average contractual exchange rate	0.76	—	—	—	—	—	—	—
Pay US$/Receive Hong Kong Dollar	159	—	—	—	—	—	159	—
Average contractual exchange rate	7.76	—	—	—	—	—	—	—
Pay Euro/Receive British Pounds	138	—	—	—	—	—	138	1
Average contractual exchange rate	0.68	—	—	—	—	—	—	—
Pay US$/Receive Swiss Francs	124	—	—	—	—	—	124	—
Average contractual exchange rate	1.24	—	—	—	—	—	—	—
Pay US$/Receive Mexican Peso	103	—	—	—	—	—	103	2
Average contractual exchange rate	11.26	—	—	—	—	—	—	—
Pay Yen/Receive Euro	86	—	—	—	—	—	86	3
Average contractual exchange rate	143.60	—	—	—	—	—	—	—
Pay US$/Receive South Korean Won	81	—	—	—	—	—	81	1
Average contractual exchange rate	948.86	—	—	—	—	—	—	—
Pay US$/Receive New Zealand Dollars	78	—	—	—	—	—	78	2
Average contractual exchange rate	0.64	—	—	—	—	—	—	—
Pay Euro/Receive Canada Dollars	63	—	—	—	—	—	63	1
Average contractual exchange rate	1.43	—	—	—	—	—	—	—
Pay US$/Receive Swedish Krona	52	—	—	—	—	—	52	(1)

Average contractual exchange rate	7.15	—	—	—	—	—	—	—
Pay US$/Receive Hungary Forint	42	—	—	—	—	—	42	1
Average contractual exchange rate	219.16	—	—	—	—	—	—	—
Pay US$/Receive Czech Koruna	34	—	—	—	—	—	34	(1)
Average contractual exchange rate	21.76	—	—	—	—	—	—	—
Pay Taiwan Dollar/Receive US$	25	—	—	—	—	—	25	1
Average contractual exchange rate	31.56	—	—	—	—	—	—	—
Pay US$/Receive Polish Zloty	25	—	—	—	—	—	25	—
Average contractual exchange rate	3.12	—	—	—	—	—	—	—
Pay Thai Baht/Receive US$	23	—	—	—	—	—	23	—
Average contractual exchange rate	37.98	—	—	—	—	—	—	—
Pay Australian Dollar/Receive Euro	19	—	—	—	—	—	19	—
Average contractual exchange rate	1.70	—	—	—	—	—	—	—
Pay Malaysian Ringgit /Receive US$	19	—	—	—	—	—	19	—
Average contractual exchange rate	3.63	—	—	—	—	—	—	—
Pay US$/Receive Denmark Kroner	12	—	—	—	—	—	12	—
Average contractual exchange rate	5.77	—	—	—	—	—	—	—
Pay Polish Zloty/Receive Euro	12	—	—	—	—	—	12	—
Average contractual exchange rate	4.01	—	—	—	—	—	—	—
Pay South African Rand/Receive Euro	10	—	—	—	—	—	10	1
Average contractual exchange rate	9.05	—	—	—	—	—	—	—
Pay US$/Receive Norwegian Krone	10	—	—	—	—	—	10	(1)
Average contractual exchange rate	6.19	—	—	—	—	—	—	—
Pay New Turkish Lira/Receive Euro	8	—	—	—	—	—	8	—
Average contractual exchange rate	2.09	—	—	—	—	—	—	—
Pay Swedish Krona/Receive Euro	7	—	—	—	—	—	7	—
Average contractual exchange rate	9.29	—	—	—	—	—	—	—
Pay New Turkish Lira/Receive US$	7	—	—	—	—	—	7	—
Average contractual exchange rate	1.54	—	—	—	—	—	—	—
Pay US$/Receive Chinese Yuan	6	—	—	—	—	—	6	—
Average contractual exchange rate	7.74	—	—	—	—	—	—	—
Pay US$/Receive Indonesian Rupiah	5	—	—	—	—	—	5	—
Average contractual exchange rate	9,138	—	—	—	—	—	—	—
Forward contracts (net investment hedges):
Pay Euro/Receive US$	1,772	—	—	—	—	—	1,772	19
Average contractual exchange rate	1.29	—	—	—	—	—	—	—
Pay British Pound /Receive US$	1,465	—	—	—	—	—	1,465	2
Average contractual exchange rate	1.89	—	—	—	—	—	—	—
Pay Australian Dollar /Receive US$	645	—	—	—	—	—	645	12
Average contractual exchange rate	0.76	—	—	—	—	—	—	—
Pay Canada Dollars /Receive US$	441	—	—	—	—	—	441	(5)
Average contractual exchange rate	1.12	—	—	—	—	—	—	—
Pay Yen /Receive US$	231	—	—	—	—	—	231	3
Average contractual exchange rate	115.10	—	—	—	—	—	—	—
Pay New Zealand Dollars /Receive US$	126	—	—	—	—	—	126	(4)
Average contractual exchange rate	0.63	—	—	—	—	—	—	—
Pay South African Rand /Receive US$	91	—	—	—	—	—	91	7
Average contractual exchange rate	7.10	—	—	—	—	—	—	—
Pay Hungary Forint /Receive US$	42	—	—	—	—	—	42	—
Average contractual exchange rate	215.93	—	—	—	—	—	—	—
Pay Czech Koruna /Receive US$	27	—	—	—	—	—	27	1
Average contractual exchange rate	21.81	—	—	—	—	—	—	—
Pay Singapore Dollar /Receive US$	21	—	—	—	—	—	21	—
Average contractual exchange rate	1.57	—	—	—	—	—	—	—

Pay Polish Zloty /Receive US$	17	—	—	—	—	—	17	—
Average contractual exchange rate	3.03	—	—	—	—	—	—	—
Pay Hong Kong Dollar /Receive US$	11	—	—	—	—	—	11	—
Average contractual exchange rate	7.76	—	—	—	—	—	—	—
Pay Swedish Krona /Receive US$	11	—	—	—	—	—	11	—
Average contractual exchange rate	7.15	—	—	—	—	—	—	—
Pay Denmark Kroner /Receive US$	5	—	—	—	—	—	5	—
Average contractual exchange rate	5.80	—	—	—	—	—	—	—

(1)
Weighted-average variable interest rates are based on applicable rates at September 29, 2006 per the terms of the contracts of the related financial instruments.

        In addition to the forward foreign currency exchange contracts presented in the table above, the Company held forward contracts in 15 different currency pairs, with individual notional amounts that are not material.

Item 8.    Financial Statements and Supplementary Data

        The following consolidated financial statements and schedule specified by this Item, together with the report thereon of Deloitte & Touche LLP, are presented following Item 15 of this report:

        Financial Statements:

    Management's Responsibility for Financial Statements

    Reports of Independent Registered Public Accounting Firm

    Consolidated Statements of Income for the years ended September 29, 2006, September 30, 2005 and 2004

    Consolidated Balance Sheets at September 29, 2006 and September 30, 2005

    Consolidated Statements of Shareholders' Equity for the years ended September 29, 2006, September 30, 2005 and 2004

    Consolidated Statements of Cash Flows for the years ended September 29, 2006, September 30, 2005 and 2004

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

        Information on quarterly results of operations is set forth in Note 26 to the Consolidated Financial Statements.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 29, 2006, our disclosure controls and procedures were effective.

        To ensure that our internal control over financial reporting continues to operate effectively and efficiently, we proactively identify opportunities for control improvements. During the fourth quarter of 2006, the Company initiated an internal review of its historical stock option grant practices to determine whether the Company's stock option award actions were appropriately governed and were accurately reflected in the Company's financial statements. The review was conducted by our Internal Audit staff under the direct supervision of our Audit Committee. The results of the Internal Audit review were subject to the same controls and quality reviews associated with their normal recurring activities and were reviewed regularly with the Audit Committee. The review identified controls that were not properly designed in prior years and, as described in Note 1 to the Consolidated Financial Statements, resulted in a restatement of our 2000 through 2005 Consolidated Financial Statements. While the Company had instituted a number of control improvements in recent years, including the implementation of a grant nomination tool, other procedural enhancements and periodic audit reviews by Internal Audit, we consider the previously discussed special review performed by Internal Audit to be a further enhancement to our equity-based compensation controls.

        We also have ongoing initiatives to standardize and upgrade various financial operating systems and eliminate many of the manual and redundant tasks previously performed under older systems or processes. These changes will be implemented in stages over the next several years. We continued to enhance the internal controls relating to income tax accounting including further strengthening the coordination between the tax and controllership functions, incorporating enhanced monitoring controls and implementing additional process level controls. Additionally, in preparation of our previously announced separation into three separate public companies, we have begun the process of designing the necessary controls to allow the two new entities to properly function as independent public companies. As we execute the steps necessary to effectuate the separation, we will begin migrating certain processes, applications and functions previously performed by us to these two entities. We believe that these initiatives further strengthen our internal control over financial reporting, as well as automate a number of our processes and activities. We believe that the necessary procedures are in place to maintain effective internal control over financial reporting as these initiatives continue.

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

        Management assessed the effectiveness of our internal control over financial reporting as of September 29, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of September 29, 2006.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of September 29, 2006 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements included in this Form 10-K, as stated in their report which is included herein.

December 8, 2006

Item 9B. Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information concerning Directors and Executive Officers may be found under the captions "Proposal Number One—Election of Directors," "—Committees of the Board of Directors," "—Nomination of Directors," and "—Executive Officers" in our definitive proxy statement for our 2007 Annual General Meeting of Shareholders (the "2007 Proxy Statement"), which will be filed with the Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2007 Proxy Statement set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Information regarding shareholder communications with our Board of Directors may be found under the caption "Communications with the Board of Directors" in our 2007 Proxy statement and is incorporated herein by reference.

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

Item 11.    Executive Compensation

        Information concerning executive compensation may be found under the captions "Executive Officer Compensation," "Compensation of Non-Employee Directors," and "Compensation Committee Interlocks and Insider Participation" of our 2007 Proxy Statement. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information in our 2007 Proxy Statement set forth under the captions "Executive Officer Compensation—Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        The information in our 2007 Proxy Statement set forth under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information in our 2007 Proxy Statement set forth under the captions "Proposal Number Two—Re-Appointment of Independent Auditors and Authorization of the Audit Committee to Set Their Remuneration," "—Audit and Non-Audit Fees" and "—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors" is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
(1) and (2) Financial Statements and Supplementary Data—See Item 8.

(3)
Exhibit Index:

Exhibit Number	Exhibit
2.1
Stock and Asset Purchase Agreement dated December 20, 2005 among Tyco Group S.A.R.L., TP&A Acquisition Corporation and for a limited purpose Tyco International Group S.A. (Incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2005 filed on February 7, 2006).
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
4.18
Certain instruments defining the rights of holders of the Company's, its consolidated subsidiaries' and Tyco International Group Sac's long-term debt, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company agrees to furnish a copy of these agreements to the Commission upon request.
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
10.3
Tyco International (US) Inc. Supplemental Executive Retirement Plan, amended and restated as of October 1, 2000, dated December 30, 2000 (Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)
10.4
Second Amendment to Tyco International (US) Inc. Supplemental Executive Retirement Plan, dated February 14, 2002 (Incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)
10.5
Third Amendment to Tyco International (US) Inc. Supplemental Executive Retirement Plan, dated July 30, 2002 (Incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)
10.6
Amendments to the Tyco International Ltd. Supplemental Executive Retirement Plan, dated December 24, 2003 (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)(2)
10.7
December 2003 Amendment to Tyco International (US) Inc. Supplemental Executive Retirement Plan, dated December 24, 2003 (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)

10.8
Amendment No. 2004-1 to the Tyco International (US) Inc. Supplemental Executive Retirement Plan, dated April 30, 2004 (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)
10.9
The Amended and Restated Tyco International Ltd. Deferred Compensation Plan for Directors (Effective January 1, 2005) (Incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2005 filed December 9, 2005).(1)
10.10	The Tyco International Ltd. Long Term Incentive Plan II (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (No. 333-75037) filed March 25, 1999).(1)
10.11
Change in Control Severance Plan for Certain U.S. Officers and Executives dated January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 16, 2005).(1)
10.12
Retention Agreement for L. Dennis Kozlowski dated January 22, 2001 and Amendment thereto dated August 1, 2001 (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 filed December 28, 2001).(1)
10.13
Retention Agreement for Mark H. Swartz dated January 22, 2001 and Amendment thereto dated August 1, 2001 (Incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 filed December 28, 2001).(1)
10.14
Retention Agreement for Richard J. Meelia dated February 14, 2002 (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 filed February 14, 2002).(1)
10.15
Amendment to Retention Agreement dated as of December 9, 2004, by and between Tyco International Ltd. And Richard J. Meelia (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 17, 2004).(1)
10.16
Amendment to Retention Agreement dated as of December 9, 2005, by and between Tyco International Ltd. and Richard J. Meelia (Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2005 filed on December 9, 2005).(1)
10.17
Edward D. Breen Employment Contract dated July 25, 2002 (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed August 14, 2002).(1)
10.18
David J. FitzPatrick Employment Contract dated September 18, 2002 (Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 filed on December 30, 2002).(1)
10.19
First Amendment to the Executive Employment Agreement, dated as of September 18, 2004, by and between David J. FitzPatrick and Tyco International Ltd. (Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)

10.20
Resignation Agreement and General Release between Tyco International Ltd. and David J. FitzPatrick (incorporated by reference to exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 30, 2005).(1)
10.21
William B. Lytton Employment Contract dated September 30, 2002 (Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 filed on December 30, 2002).(1)
10.22
First Amendment to the Executive Employment Agreement, dated as of September 30, 2004, by and between William B. Lytton and Tyco International Ltd. (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)
10.23
Employment Offer Letter dated February 14, 2005 between Tyco International Ltd. and Christopher J. Coughlin (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 15, 2005).(1)
10.24
Tyco International Ltd. UK Savings Related Share Option Plan (Incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 filed on December 30, 2002).(1)
10.25	Tyco Employee Stock Purchase Plan, as amended May 2003 (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 dated July 30, 2003).(1)
10.26
Tyco International (Ireland) Employee Share Scheme (Incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 filed on December 30, 2002).(1)
10.27
Tyco Supplemental Savings and Retirement Plan, amended and restated effective January 1, 2005 (Incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2005 filed on December 9, 2005).(1)
10.28
Juergen Gromer Employment Contract effective October 1, 1999 and executed on June 19, 2000. (Incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2003 filed on December 17, 2003).(1)
10.29
Tyco International Ltd. 2004 Stock and Incentive Plan (Incorporated by reference to Appendix B to the Registrant's Proxy Statement for the fiscal year ended September 30, 2003 filed on January 28, 2004).(1)
10.30
Amendment to Tyco International Ltd. 2004 Stock and Incentive Plan, effective as of October 1, 2004 (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)
10.31
Amendment to Tyco International Ltd. 2004 Stock and Incentive Plan, effective as of September 22, 2005 (Incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2005 filed on December 9, 2005).(1)
10.32
Terms and Conditions of Option Award, Restricted Stock Award, and Restricted Unit Award and Form of Director Deferred Stock Unit Award Letter under the 2004 Stock and Incentive Plan (Incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)

10.33
Tyco International (US) Inc. Severance Plan for U.S. Officers and Executives (Incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)
10.34
Amended Severance Plan for U.S. Officers and Executives (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2005 filed on May 11, 2005).(1)
10.35
Retention Agreement between Dr. Juergen W. Gromer, President and Vice Chairman of Tyco Electronics and Tyco International Ltd. dated as of March 22, 2006 (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 filed May 9, 2006).
10.36
Three-Year Credit Agreement dated as of December 22, 2003 among Tyco International Group S.A., Tyco International Ltd., Bank of America, N.A., as Paying Agent, the banks named therein, and Bank of America, N.A. and Citicorp North America, as Co-Administrative Agents (Incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003).
10.37
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
10.39
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
10.40
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

10.41
Amendment No. 3 dated as of June 28, 2006 among Tyco International Group S.A., Tyco International Ltd., each required lender from time to time party thereto, and Bank of America, N.A., as Paying Agent, to the Three-Year Credit Agreement dated as of December 22, 2003 among Tyco International Group S.A., Tyco International Ltd., the banks named therein, and Bank of America., N.A. and Citigroup North America, as Co-Administrative Agents (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 filed on May 9, 2006).
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
Christopher J. Coughlin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: December 8, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on December 8, 2006 in the capacities indicated below.

Name	Title

/s/ EDWARD D. BREEN Edward D. Breen	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
/s/ CHRISTOPHER J. COUGHLIN Christopher J. Coughlin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ CAROL ANTHONY DAVIDSON Carol Anthony Davidson	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
* Adm. Dennis C. Blair	Director
* Brian Duperreault	Director
* Bruce S. Gordon	Director
* Rajiv L. Gupta	Director
* John A. Krol	Director
* H. Carl McCall	Director

* Mackey J. McDonald	Director
* Dr. Brendan R. O'Neill	Director
* Sandra S. Wijnberg	Director
* Jerome B. York	Director

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

TYCO INTERNATIONAL LTD.
Index to Consolidated Financial Information

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Discussion of Management's Responsibility

        We are responsible for the preparation, integrity and fair presentation of the consolidated financial statements and related information appearing in this report. We take these responsibilities very seriously and are committed to being recognized as a leader in governance, controls, clarity and transparency of financial statements. We are committed to making honesty, integrity and transparency the hallmarks of how we run Tyco. We believe that to succeed in today's environment requires more than just compliance with laws and regulations—it requires a culture based upon the highest levels of integrity and ethical values. Expected behavior starts with our Board of Directors and our senior team leading by example and includes every one of Tyco's 238,200 global employees, as well as our customers, suppliers and business partners. One of our most crucial objectives is continuing to restore public, employee and shareholder confidence in Tyco. We believe this is being accomplished; first, by issuing financial information and related disclosures that are accurate, complete and transparent so investors are well informed; second, by supporting a leadership culture based on an ethic of uncompromising integrity and accountability; and third, by recruiting, training and retaining high-performance individuals who have the highest ethical standards. We take full responsibility for meeting this objective. We maintain appropriate accounting standards, and disclosure controls and devote our full commitment and the necessary resources to these items.

Dedication to Governance, Controls and Financial Reporting

        Throughout 2006, we continued to maintain and enhance internal controls over financial reporting, disclosures and corporate governance practices. We believe that a strong control environment is a dynamic process. Therefore, we intend to continue to devote the necessary resources to maintain and improve our internal controls and corporate governance.

        Our Audit Committee meets regularly and separately with management, Deloitte & Touche LLP, our independent auditors, and our internal auditors to discuss financial reports, controls and auditing.

        We, our Board and our Audit Committee are all committed to excellence in governance, financial reporting and controls.

/s/ EDWARD D. BREEN	/s/ CHRISTOPHER J. COUGHLIN
Edward D. Breen Chairman and Chief Executive Officer	Christopher J. Coughlin Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tyco International Ltd.

        We have audited the accompanying consolidated balance sheets of Tyco International Ltd. and subsidiaries (the "Company") as of September 29, 2006 and September 30, 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 29, 2006. Our audits also included the financial statement schedule for the years ended September 29, 2006, September 30, 2005 and 2004, listed in the Index at Item 15a. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2006 and September 30, 2005, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Notes 1 and 9 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share—Based Payment, on October 1, 2005 and Financial Accounting Standards Board ("FASB") Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143, during the fourth quarter of 2006.

        As discussed in Notes 9 and 19 to the consolidated financial statements, in 2005, the Company changed the measurement date of its pension and post retirement plans from September 30 to August 31.

        As discussed in Note 1, the accompanying 2005 and 2004 consolidated financial statements have been restated.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of September 29, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 8, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

New York, New York
December 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tyco International Ltd.

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Tyco International Ltd. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of September 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of September 29, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 29, 2006 of the Company and our report dated December 8, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs regarding the Company's adoption of Statement of Financial Accounting Standards No. 123R, Share—Based Payment, on October 1, 2005 and Financial Accounting Standards Board ("FASB") Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143, during the fourth quarter of 2006.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

New York, New York
December 8, 2006

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF INCOME
Years ended September 29, 2006, September 30, 2005 and 2004
(in millions, except per share data)

	2006	2005 (Restated)	2004 (Restated)
Revenue from product sales	$33,146	$31,533	$29,886
Service revenue	7,814	7,772	8,074

Net revenue	40,960	39,305	37,960
Cost of product sales	22,503	20,804	19,115
Cost of services	4,780	4,767	5,145
Selling, general and administrative expenses	7,988	8,229	8,182
Separation costs	169	—	—
(Gains) losses on divestitures	(44)	(274)	116
Restructuring and other charges, net	20	5	204
Impairment of long-lived assets	7	6	52
In-process research and development	63	—	—

Operating income	5,474	5,768	5,146
Interest income	134	123	91
Interest expense	(713)	(815)	(956)
Other expense, net	(11)	(911)	(286)

Income from continuing operations before income taxes and minority interest	4,884	4,165	3,995
Income taxes	(799)	(1,112)	(1,112)
Minority interest	(10)	(9)	(14)

Income from continuing operations	4,075	3,044	2,869
Loss from discontinued operations, net of income taxes	(348)	(46)	(49)

Income before cumulative effect of accounting change	3,727	2,998	2,820
Cumulative effect of accounting change, net of income taxes	(14)	21	—

Net income	$3,713	$3,019	$2,820

Basic earnings per share:
Income from continuing operations	$2.03	$1.51	$1.43
Loss from discontinued operations	(0.17)	(0.02)	(0.02)

Income before cumulative effect of accounting change	1.86	1.49	1.41
Cumulative effect of accounting change	(0.01)	0.01	—

Net income	$1.85	$1.50	$1.41

Diluted earnings per share:
Income from continuing operations	$1.97	$1.44	$1.34
Loss from discontinued operations	(0.17)	(0.02)	(0.02)

Income before cumulative effect of accounting change	1.80	1.42	1.32
Cumulative effect of accounting change	—	0.01	—

Net income	$1.80	$1.43	$1.32

Weighted-average number of shares outstanding:
Basic	2,010	2,012	2,001
Diluted	2,084	2,167	2,220

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED BALANCE SHEETS
As of September 29, 2006 and September 30, 2005
(in millions, except share data)

	2006	2005 (Restated)
Assets
Current Assets:
Cash and cash equivalents	$2,926	$3,212
Accounts receivable, less allowance for doubtful accounts of $336 and $421, respectively	7,064	6,657
Inventories	4,794	4,144
Prepaid expenses and other current assets	2,585	1,861
Deferred income taxes	1,171	1,220
Assets held for sale	245	1,568

Total current assets	18,785	18,662
Property, plant and equipment, net	9,309	9,092
Goodwill	24,858	24,557
Intangible assets, net	5,128	5,085
Other assets	5,642	5,290

Total Assets	$63,722	$62,686

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$808	$1,930
Accounts payable	3,527	3,019
Accrued and other current liabilities	5,834	5,769
Deferred revenue	841	771
Liabilities held for sale	56	320

Total current liabilities	11,066	11,809
Long-term debt	9,365	10,599
Other liabilities	7,818	7,702

Total Liabilities	28,249	30,110

Commitments and contingencies (Note 18)
Minority interest	54	61
Shareholders' Equity:
Preference shares, $1 par value, 125,000,000 shares authorized, none outstanding	—	—
Common shares, $0.20 par value, 4,000,000,000 shares authorized; 1,992,120,380 and 2,014,853,113 shares outstanding, net of 104,982,780 and 12,024,224 shares owned by subsidiaries, respectively	398	403
Capital in excess:
Share premium	8,787	8,540
Contributed surplus, net	14,493	15,507
Accumulated earnings	10,706	7,800
Accumulated other comprehensive income	1,035	265

Total Shareholders' Equity	35,419	32,515

Total Liabilities and Shareholders' Equity	$63,722	$62,686

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended September 29, 2006, September 30, 2005 and 2004
(in millions)

	Number of Common Shares	Common Shares $0.20 Par Value	Share Premium	Contributed Surplus, Net (Restated)	Accumulated Earnings (Restated)	Accumulated Other Comprehensive (Loss) Income	Total (Restated)
Balance at October 1, 2003	1,998	$400	$8,161	$15,291	$2,840	$(273)	$26,419
Comprehensive income:
Net income					2,820		2,820
Currency translation						704	704
Unrealized gain on marketable securities, net of income taxes						3	3
Unrealized loss on derivative instruments, net of income taxes						(4)	(4)
Minimum pension liability, net of income taxes						86	86

Total comprehensive income							$3,609

Dividends declared					(100)		(100)
Restricted share grants, net of forfeitures	3	1		(1)			—
Share options exercised, including tax benefit of $153	8	1	154	153			308
Compensation expense				122			122
Other	1			4			4

Balance at September 30, 2004	2,010	402	8,315	15,569	5,560	516	30,362
Comprehensive income:
Net income					3,019		3,019
Currency translation						(48)	(48)
Unrealized loss on marketable securities, net of income taxes						(3)	(3)
Minimum pension liability, net of income taxes						(200)	(200)

Total comprehensive income							$2,768

Dividends declared					(805)		(805)
Restricted share grants, net of forfeitures	2	1		(1)			—
Share options exercised, including tax benefit of $110	11	2	223	110			335
Repurchase of common shares by subsidiary	(10)	(2)		(298)			(300)
Compensation expense				101			101
Exchange of convertible debt	2			25			25
Reporting calendar alignment, net of income taxes					26		26
Other			2	1			3

Balance at September 30, 2005	2,015	403	8,540	15,507	7,800	265	32,515
Comprehensive income:
Net income					3,713		3,713
Currency translation						619	619
Unrealized gain on marketable securities, net of income taxes						2	2
Minimum pension liability, net of income taxes						149	149

Total comprehensive income							$4,483

Dividends declared					(807)		(807)
Restricted share grants, net of forfeitures	4	1		(1)			—
Share options exercised, including tax expense of $13	14	2	247	(13)			236
Repurchase of common shares by subsidiary	(95)	(19)		(2,525)			(2,544)
Compensation expense				281			281
Exchange of convertible debt	54	11		1,224			1,235
Other				20			20

Balance at September 29, 2006	1,992	$398	$8,787	$14,493	$10,706	$1,035	$35,419

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended September 29, 2006, September 30, 2005 and 2004
(in millions)

	2006	2005 (Restated)	2004 (Restated)
Cash Flows From Operating Activities:
Net income	$3,713	$3,019	$2,820
Loss from discontinued operations, net of income taxes	348	46	49
Cumulative effect of accounting change, net of income taxes	14	(21)	—

Income from continuing operations	4,075	3,044	2,869
Adjustments to reconcile net cash provided by operating activities:
(Gains) losses on divestitures	(44)	(271)	111
Non-cash restructuring and other charges (credits), net	2	(19)	(35)
Impairment of long-lived assets	7	6	51
In-process research and development	63	—	—
(Gains) loss on investments, net	(30)	(24)	1
Depreciation and amortization	2,065	2,084	2,098
Non-cash compensation expense	275	99	121
Deferred income taxes	72	(28)	167
Provision for losses on accounts receivable and inventory	174	232	317
Debt and refinancing cost amortization	16	30	55
Loss on the retirement of debt	2	1,013	284
Other non-cash items	(14)	49	39
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(206)	(701)	(149)
Decrease in sale of accounts receivable	(9)	(18)	(929)
Contracts in progress	(66)	(43)	16
Inventories	(680)	(125)	(247)
Other current assets	31	79	91
Accounts payable	435	422	84
Accrued and other liabilities	(332)	144	(108)
Income taxes	(140)	328	404
Other	(102)	(147)	(35)

Net cash provided by operating activities	5,594	6,154	5,205

Net cash (used in) provided by discontinued operating activities	(28)	64	206

Cash Flows From Investing Activities:
Capital expenditures	(1,569)	(1,354)	(1,127)
Proceeds from disposal of assets	55	91	140
Acquisition of customer accounts (ADT dealer program)	(373)	(328)	(254)
Acquisition of businesses, net of cash acquired	(413)	(82)	(15)
Purchase accounting and holdback liabilities	(19)	(47)	(104)
Divestiture of businesses, net of cash retained	934	295	236
Decrease (increase) in investments	58	(272)	423
Decrease (increase) in restricted cash	12	(2)	342
Other	(11)	(16)	(25)

Net cash used in investing activities	(1,326)	(1,715)	(384)

Net cash used in discontinued investing activities	(100)	(39)	(48)

Cash Flows From Financing Activities:
Net repayment of short-term debt	(1,901)	(2,023)	(2,650)
Proceeds from issuance of long-term debt	700	—	2,224
Repayment of long-term debt, including debt tenders	(32)	(2,956)	(4,332)
Proceeds from exercise of share options	250	226	155
Dividends paid	(806)	(628)	(100)
Repurchase of common shares by subsidiary	(2,544)	(300)	(1)
Transfer (to) from discontinued operations	(241)	(78)	169
Other	(22)	(23)	(24)

Net cash used in financing activities	(4,596)	(5,782)	(4,559)

Net cash provided by (used in) discontinued financing activities	137	(16)	(186)

Effect of currency translation on cash	42	65	45
Net (decrease) increase in cash and cash equivalents	(277)	(1,269)	279
Less: net (increase) decrease in cash related to discontinued operations	(9)	(9)	28
Cash and cash equivalents at beginning of year	3,212	4,490	4,183

Cash and cash equivalents at end of year	$2,926	$3,212	$4,490

Supplementary Cash Flow Information:
Interest paid	$717	$850	$975
Income taxes paid, net of refunds	862	798	550

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation, Restatement and Summary of Significant Accounting Policies

        Basis of Presentation—The Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd., a company organized under the laws of Bermuda, and its subsidiaries (Tyco and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Tyco") and have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Unless otherwise indicated, references in the Consolidated Financial Statements to 2006, 2005 and 2004 are to Tyco's fiscal year ended September 29, 2006, September 30, 2005 and September 30, 2004, respectively.

        Restatement—Reviews of Prior Period Stock Option Grant Practices and Equity Plan Compliance

Review of Prior Period Stock Option Grant Practices

        Following publicity in 2006 regarding the granting of stock options at a number of companies, the Company initiated an internal review of its historical stock option grant practices to determine whether the Company's stock option award actions were appropriately governed and were accurately reflected in the Company's financial statements. The Company's Internal Audit staff, which reports directly to the Audit Committee of the Board of Directors, began a review of the Company's equity incentive plan practices and associated approvals over the period October 1999 through June 2006. In addition to its review of plan administration, the Internal Audit staff performed detailed audit procedures on more than 95% of share options granted through the regular and off-cycle grants during this period. The audit procedures covered 100% of named executive officers and Section 16 officers and directors. The Company's review included an evaluation of grant authorizations, an assessment of the appropriate measurement dates under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and the application of appropriate equity pricing methodology.

        The Company has determined that between October 1999 and 2002, there were several grants for which complete documentation was not available. As such, validation of the appropriate measurement date under APB Opinion No. 25 was difficult to determine with precision. For such grants, the Company determined an appropriate measurement date in reliance upon all available evidence and consideration of alternatives, including the communication date to grantees for all grants, to establish a reasonable date upon which equity recipients and share awards were known, fixed and ready to be communicated to employees. To the extent the Company was able to conclude that grant date lists were fixed and ready to be communicated to employees, the measurement date was considered to be the grant date. However, in many instances, the measurement date the Company used was the date that the equity award was communicated to the recipient.

        The Company has concluded that errors relating to the Company's stock option accounting primarily resulted from: (a) incomplete documentation to enable application of accounting principles under APB Opinion No. 25; (b) the unintentional misapplication of generally accepted accounting principles; and (c) the absence of adequate control procedures in 1999 through early 2002 designed to ensure equity recipients and share awards were fixed and certain prior to the legal grant date.

        The amount of aggregate compensation expense related to this item, which the Company should have recorded in prior periods, is $252 million pre-tax and $173 million after-tax, relating to grants awarded prior to the end of 2002. None of this amount relates to 2006, $17 million pre-tax ($8 million after-tax) relates to 2005 and $66 million pre-tax ($46 million after-tax) relates to 2004, as awards vested over the relevant vesting periods. Had the Company used the communication date as the measurement date in all instances, the difference in the amount recorded would not have been material to any period or in the aggregate.

Review of Equity Plan Compliance

        Separately, the Company identified an error related to the recognition of compensation expense under the Company's employee stock purchase program in the United Kingdom. The aggregate compensation expense related to this item which the Company should have recorded in 2002-2005 is $29 million pre-tax and $20 million after-tax. None of this amount relates to 2006, $7 million pre-tax ($5 million after-tax) relates to 2005 and $19 million pre-tax ($13 million after-tax) relates to 2004.

Effect of Restatement

        Taken together, these prior period errors result in an aggregate understatement of compensation expense of $281 million pre-tax and $193 million after-tax. Based on the findings of the items discussed above, the Company has restated its reported results for prior periods to reflect the impact of additional stock-based compensation expense in Corporate. See Note 23.

        The impact on the Consolidated Statements of Income for the years ended September 30, 2005 and 2004, and the Consolidated Balance Sheet as of September 30, 2005, as a result of the above restatement, is summarized in the tables below. There was no impact on total cash flows from operating, investing or financing activities within the Consolidated Statements of Cash Flows for the years ended September 30, 2005 and 2004. The amounts previously reported are derived from the

Form 10-K for the year ended September 30, 2005 filed on December 9, 2005 and have been reclassified for the effects of discontinued operations.

	Years Ended September 30,
	2005	2004
	($ in millions)
Operating income, as previously reported	$5,792	$5,231
Adjustments:
Prior Period Stock Option Grant Practices	(17)	(66)
Equity Plan Compliance	(7)	(19)

Decrease	(24)	(85)

Operating income, as restated	$5,768	$5,146

	Net Income		Accumulated Earnings
	Years Ended September 30,
			At October 1,
	2005	2004	2003
	($ in millions)
As previously reported	$3,032	$2,879	$2,961
Adjustments:
Prior Period Stock Option Grant Practices	(8)	(46)	(119)
Equity Plan Compliance	(5)	(13)	(2)

Decrease(1)	(13)	(59)	(121)

As restated	$3,019	$2,820	$2,840

(1)
The impact of the restatement described above on accumulated earnings was $59 million, $53 million, and $9 million for 2003, 2002 and 2001 and prior, respectively.

	Years Ended September 30,
	2005		2004
	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated
	($ in millions, except per share data)
Consolidated Statements of Income Data:
Selling, general and administrative expenses	$8,205	$8,229	$8,097	$8,182
Operating income	5,792	5,768	5,231	5,146
Income from continuing operations before income taxes and minority interest	4,189	4,165	4,080	3,995
Income taxes	(1,123)	(1,112)	(1,138)	(1,112)
Income from continuing operations	3,057	3,044	2,928	2,869
Income before cumulative effect of accounting change	3,011	2,998	2,879	2,820
Net income	$3,032	$3,019	$2,879	$2,820
Basic earnings per share:
Income from continuing operations	$1.52	$1.51	$1.46	$1.43
Income before cumulative effect of accounting change	1.50	1.49	1.44	1.41
Net income	$1.51	$1.50	$1.44	$1.41
Diluted earnings per share:
Income from continuing operations	$1.45	$1.44	$1.37	$1.34
Income before cumulative effect of accounting change	1.42	1.42	1.35	1.32
Net income	$1.43	$1.43	$1.35	$1.32
	As of September 30, 2005
	Amounts Previously Reported	As Restated
	($ in millions)
Consolidated Balance Sheet Data:
Assets
Other assets	$5,225	$5,290
Total Assets	$62,621	$62,686
Liabilities and Shareholders' Equity
Contributed surplus, net	$15,249	$15,507
Accumulated earnings(1)	7,993	7,800
Total Shareholders' Equity	32,450	32,515
Total Liabilities and Shareholders' Equity	$62,621	$62,686

(1)
The impact of the restatement described above on accumulated earnings as of September 30, 2004 and October 1, 2003 was a decrease of $180 million and $121 million, respectively.

        Principles of Consolidation—Tyco is a holding company which conducts its business through its operating subsidiaries. The Company is a global, diversified company that provides products and services in four business segments: Electronics, Fire and Security, Healthcare and Engineered Products and Services (see Note 23). The Company consolidates companies in which it owns or controls more than fifty percent of the voting shares or has the ability to control through similar rights. Also, the Company consolidates variable interest entities in which the Company bears a majority of the risk to the entities' expected losses or stands to gain from a majority of the entities' expected returns. All intercompany transactions have been eliminated. The results of companies acquired or disposed of during the year are included in the Consolidated Financial Statements from the effective date of acquisition or up to the date of disposal.

        During 2006, Tyco completed the sale of the Plastics and Adhesives segment and entered into a definitive agreement to sell the Printed Circuit Group ("PCG") business, a business of the Electronics segment. As the held for sale and discontinued operations criteria were met, the operations of the Plastics and Adhesives segment and PCG are reflected as discontinued operations for all periods presented.

        Use of Estimates—The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenues and expenses. Significant estimates in these Consolidated Financial Statements include restructuring and other charges and credits, acquisition liabilities, allowances for doubtful accounts receivable, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, fair values of financial instruments, estimated contract revenue and related costs, environmental and legal liabilities, income taxes and tax valuation allowances, and pension and postretirement employee benefit expenses. Actual results could differ materially from these estimates.

        Change in Fiscal Year and Reporting Calendar Alignment—Effective October 1, 2004, Tyco changed its fiscal year end from a calendar fiscal year ending September 30 to a "52-53 week" year ending on the last Friday of September, such that each quarterly period will be 13 weeks in length. In addition, certain of the Company's subsidiaries had consistently closed their books up to one month prior to the Company's fiscal period end. These subsidiaries now report results for the same period as the reported results of the consolidated Company. The impact of this change was not material to the Consolidated Financial Statements. Net income for the transition period related to this change was $26 million and was reported within Shareholders' Equity during 2005. References to 2006, 2005 and 2004 are to Tyco's fiscal year ending in September unless otherwise indicated.

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

        Revenue from the sale of services is recognized as services are rendered. Customer billings for services not yet rendered are deferred and recognized as revenue as the services are rendered and the associated deferred revenue is included in current liabilities or long-term liabilities, as appropriate.

        Contract sales for the installation of fire protection systems, large security intruder systems, undersea fiber optic cable systems and other construction related projects are recorded primarily on the percentage-of-completion method. Profits recognized on contracts in process are based upon estimated contract revenue and related cost to completion. Cost to completion is generally measured based on the ratio of actual cost incurred to total estimated cost. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable.

        Certain of the Company's long-term contracts have warranty obligations. Estimated warranty costs for each contract are determined based on the contract terms and technology specific issues. These costs are included in total estimated contract costs accrued over the construction period of the respective contracts under percentage-of-completion accounting.

        At September 29, 2006 and September 30, 2005, accounts receivable and other long-term receivables included retainage provisions of $91 million in both years of which $36 million and $31 million are unbilled, respectively. These retainage provisions consist primarily of electronics contracts, fire protection contracts as well as transportation, water and environmental-related contracts and become due upon contract completion and acceptance. At September 29, 2006 the retainage provision included $58 million, which is expected to be collected during 2007. In addition, at September 29, 2006 and September 30, 2005, $56 million and $28 million, respectively, of accounts receivable were unbilled related to long-term contracts.

        Research and Development—Research and development expenditures are expensed when incurred and are included in cost of product sales. Research and development expenses include salaries, direct costs incurred and building and overhead expenses. Customer-funded research and development are costs incurred by Tyco that are reimbursed by customers. There is no net impact on research and development expense on the Consolidated Statements of Income for customer-funded research and development. Research and development expense in our Consolidated Statements of Income reflects company-sponsored research and development only. See Note 24.

        Advertising—Advertising costs are expensed when incurred and are included in selling, general and administrative expenses. See Note 24.

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

        Gains and losses resulting from foreign currency transactions included in net income were $105 million, $52 million and $66 million in 2006, 2005 and 2004, respectively.

        Cash and Cash Equivalents—All highly liquid investments purchased with maturity of three months or less from the time of purchase are considered to be cash equivalents.

        On occasion, the Company is required to post cash collateral to secure obligations in respect of various construction projects, contractual obligations related to acquisitions or divestitures or other legal obligations. The amount of restricted cash in collateral was $77 million (of which $39 million is included in current assets and $38 million is included in long-term assets) and $86 million (of which $44 million is included in current assets and $42 million is included in long-term assets) at September 29, 2006 and September 30, 2005, respectively.

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

        Property, Plant and Equipment, Net—Property, plant and equipment, net is recorded at cost less accumulated depreciation. Depreciation expense for 2006, 2005 and 2004 was $1,415 million, $1,431 million and $1,407 million, respectively. Maintenance and repair expenditures are charged to expense when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

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

        Long-Lived Assets—Tyco reviews long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Tyco performs undiscounted operating cash flow analyses to determine if impairment exists. For purposes of recognition and measurement of an impairment for assets held for use, Tyco groups assets and liabilities at the lowest level for which cash flows are separately identified. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

        Goodwill and Intangible Assets—Goodwill and indefinite-lived intangible assets are assessed for impairment annually and more frequently if a triggering event occurs. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and judgment in applying them to the analysis of goodwill impairment. The Company performed its annual impairment test in the fourth quarter of 2006 and no impairment occurred.

        When testing for goodwill impairment, first, the Company performs a step I goodwill impairment test to identify a potential impairment. In doing so, the Company compares the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired and a step II goodwill impairment test is performed to measure the amount of impairment loss. In the step II goodwill impairment test, the Company compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

        Amortizable Intangible Assets, Net—Intangible assets primarily include contracts and related customer relationships, and intellectual property. Certain contracts and related customer relationships result from purchasing residential security monitoring contracts from an external network of independent dealers who operate under the ADT dealer program. Acquired contracts and related customer relationships are recorded at their contractually determined purchase price. The Company incurs costs associated with maintaining and operating its ADT dealer program, including brand advertising and due diligence, which are expensed as incurred.

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

        Other contracts and related customer relationships, as well as intellectual property consisting primarily of patents, trademarks and unpatented technology, are amortized on a straight-line basis over five to forty years. The Company evaluates the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life.

        Investments—The Company invests in debt and equity securities. Long-term investments in marketable equity securities that represent less than twenty percent ownership are marked to market at the end of each accounting period. Unrealized gains and losses are credited or charged to other comprehensive income within shareholders' equity for available for sale securities unless an unrealized loss is deemed to be other than temporary, in which case such loss is charged to earnings. Management determines the proper classification of investments in debt obligations with fixed maturities and equity securities for which there is a readily determinable market value at the time of purchase and reevaluates such classifications as of each balance sheet date. Realized gains and losses on sales of investments are included in the Consolidated Statements of Income.

        Other equity investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting, such that they are recorded at the lower of cost or estimated net realizable value. For equity investments in which the Company exerts significant influence over operating and financial policies but do not control, the equity method of accounting is used. The Company's share of net income or losses of equity investments is included in the Consolidated Statements of Income and was not material in any period presented.

        Product Warranty—The Company records estimated product warranty costs at the time of sale. Manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Generally, product warranties are implicit in the sale; however, the customer may purchase an extended warranty. Manufactured equipment is also warranted in the same manner as product warranties. However, in most instances the warranty is either negotiated in the contract or sold as a separate component. Warranty period terms range from 90 days (e.g., consumable products) up to 20 years (e.g., power system batteries). The warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances estimated property damage.

        Environmental Costs—Tyco is subject to laws and regulations relating to protecting the environment. Tyco provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. The Company discounts environmental liabilities using a risk-free rate of return when the obligation is fixed or reliably determinable. The impact of the discount on the Consolidated Balance Sheets at both September 29, 2006 and September 30, 2005 was to reduce the obligation by approximately $14 million.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        Insurable Liabilities—The Company records liabilities for its workers' compensation, product, general and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. Certain insurable liabilities are discounted using a risk-free rate of return when the obligation is reliably determinable. The impact of the discount on the Consolidated Balance Sheets at September 29, 2006 and September 30, 2005 was to reduce the obligation by $47 million and $31 million, respectively. The Company maintains captive insurance companies to manage certain of its insurable liabilities. Additionally, the Company records receivables from third party insurers when recovery has been determined to be probable.

        Financial Instruments—The Company uses interest rate swaps, currency swaps and forward and option contracts to manage risks generally associated with foreign exchange rate and interest rate risk. Derivatives used for hedging purposes are designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract are highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

        All derivative financial instruments are reported on the Consolidated Balance Sheets at fair value. Derivatives used to economically hedge foreign currency denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged. Gains and losses on net investment hedges are included in the cumulative translation adjustment component of other comprehensive income to the extent they are effective. Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in earnings. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings.

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

        Recently Adopted Accounting Pronouncements—Effective October 1, 2005, Tyco adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, as amended, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Tyco adopted SFAS No. 123R using the modified prospective application transition method. Under this method, compensation cost is recognized for the unvested portion of share-based payments granted prior to October 1, 2005 and all share-based payments granted subsequent to September 30, 2005 over the related vesting period. Prior to October 1, 2005, the Company applied the intrinsic value based method prescribed in APB Opinion No. 25 in accounting for employee stock-based compensation. Prior period results have not been restated upon the adoption of SFAS No. 123R. Due to the adoption of SFAS No. 123R, the Company's results from continuing operations for 2006 include incremental share-based compensation expense totaling $161 million. As such, basic and diluted earnings per share from continuing operations were impacted by $0.06 and $0.05, respectively, in 2006.

        On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 123R-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R in the fourth quarter of fiscal 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are fully vested and outstanding upon adoption of SFAS No. 123R. The adoption did not have a material impact on our results of operations and financial condition.

        The Company adopted FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143," during the fourth quarter of 2006. This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Interpretation requires that conditional asset retirement obligations, along with the associated capitalized asset retirement costs, be reported at their fair values. Upon adoption, the Company recognized a liability of $32 million for asset retirement obligations and an increase of $10 million in the carrying amount of the related assets. The initial recognition resulted in a cumulative effect of accounting change of $22 million, pre-tax, reflecting the accumulated depreciation and accretion that would have been recognized in prior periods had the provisions of FIN No. 47 been in effect at the time. Certain obligations relating to the handling and disposal of asbestos have not been recorded due to the fact that fair value cannot be reasonably estimated because the Company does not have sufficient information about the range of time over which the obligation may be settled. The undiscounted cash flows relating to the asset retirement obligations that have not been recognized in the financial statements are approximately $8 million. The Company will continue to monitor such legal asset retirement obligations and recognize a liability in the period sufficient information becomes available to reasonably estimate the fair value.

        In June 2005, the FASB issued Staff Position ("FSP") No. 143-1, "Accounting for Electronic Equipment Waste Obligations," which provides guidance on accounting for historical waste obligations associated with the European Union Waste, Electrical and Electronic Equipment Directive ("WEEE Directive"). Under the directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced, at which time the waste management obligation may be transferred to the producer of the replacement equipment. FSP No. 143-1 is effective for the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable European Union member country. The financial statement impact depends heavily on the respective laws and regulations adopted by the EU member countries, their implementation guidance and the type of recycling programs and systems that are established. The Company evaluated the effects of FSP No. 143-1 and determined that it did not have a material impact on the Company's results of operations, financial position or cash flows.

        Recently Issued Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS No. 158 requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Under SFAS No. 158, companies are required to measure plan assets and benefit obligations as of their fiscal year end. The Company presently uses a measurement date of August 31st. SFAS No. 158 also requires additional disclosure in the notes to the financial statements. The recognition provisions of SFAS No. 158 are effective for fiscal 2007, while the measurement date provisions become effective in fiscal 2009. The Company is currently assessing the impact of SFAS No. 158 on its consolidated financial statements. Based on the funded status of defined benefit and other postretirement plans as of September 29, 2006, the Company estimates that it would recognize a net $356 million liability through a reduction in shareholders' equity. The ultimate amounts recorded are highly dependent on various estimates and assumptions including, among other things, the discount rate selected, future compensation levels and performance of plan assets. Changes in these assumptions could increase or decrease the estimated impact of implementing SFAS No. 158.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for Tyco beginning September 29, 2008. The Company is currently assessing the impact, if any, that SFAS No. 157 will have on the results of its operations, financial position or cash flows.

        In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 requires that companies utilize a "dual-approach" to assessing the quantitative effects of financial statement misstatements. The dual approach includes both an income statement focused and balance sheet focused assessment. SAB No. 108 is applicable for Tyco's fiscal year ending September 28, 2007. The Company is currently assessing the impact of the adoption of SAB No. 108, but does not expect that it will have a significant impact on its financial position or results of operations.

        In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 is effective for Tyco in the first quarter of fiscal 2008. The Company is currently assessing the impact that FIN No. 48 will have on the results of its operations, financial position or cash flows.

2.    Separation Transaction

        On January 13, 2006, the Company announced that its Board of Directors approved a plan to separate the Company into three separate, publicly traded companies—Tyco Healthcare, Tyco Electronics and a combination of Tyco Fire and Security and Engineered Products and Services (the "Proposed Separation"). The Company intends to accomplish the Proposed Separation through tax-free stock dividends to Tyco shareholders. Following the Proposed Separation, Tyco's shareholders will own 100% of the equity in all three companies. Tyco expects to file Registration Statements in connection with the Proposed Separation during the second quarter of 2007.

        In connection with the Proposed Separation, the Company expects to incur cost related primarily to tax restructuring, debt refinancing, professional services and employee-related costs. During 2006, the Company incurred $169 million of costs related to the Proposed Separation primarily related to legal, accounting and consulting work associated with executing the transaction.

        Consummation of the Proposed Separation is subject to certain conditions, including final approval by the Tyco Board of Directors, receipt of certain tax rulings, necessary opinions of counsel, the filing and effectiveness of registration statements with the Securities and Exchange Commission ("SEC") and the completion of any necessary debt refinancings. Approval by the Company's shareholders is not required as a condition to the consummation of the Proposed Separation. Tyco has received an initial private letter ruling from the IRS regarding the U.S. federal income tax consequences of the Proposed Separation noting it will qualify for favorable tax treatment.

3.    Discontinued Operations and Divestitures

Discontinued Operations

        During 2006, the Company consummated the sale of the Plastics, Adhesives and Ludlow Coated Products businesses as well as the A&E Products business for $975 million and $6 million in gross cash proceeds, respectively. Working capital and other adjustments resulted in net proceeds of $882 million for the sale of the Plastics, Adhesives and Ludlow Coated Products businesses. During 2006, the Company also recorded a $30 million receivable due from the purchaser of the Plastics, Adhesives and Ludlow Coated Products businesses based on the decline of average resin prices during fiscal year 2006, as contemplated in the definitive sale agreement. This amount is payable to Tyco no later than January 2007. Net cash proceeds received for the sale of the A&E Products business was $2 million, which does not include working capital provisions which are expected to be settled prior to the end of calendar year 2006. Both businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations in all periods presented.

        During 2006, the Company recorded a $261 million and $26 million pre-tax loss on sale from discontinued operations related to the Plastics, Adhesives and Ludlow Coated Products businesses and A&E Products business, respectively, which include $275 million and $22 million, respectively, of pre-tax impairment charges to write the businesses down to their fair values less costs to sell. Fair values used for the respective impairment assessments were based on existing market conditions and the terms and conditions included or expected to be included in the respective sale agreements.

        During 2006, the Company approved a plan to divest the Printed Circuit Group ("PCG") business, a component of the Electronics segment, and also entered into a definitive sale agreement to sell PCG for $226 million in cash. During 2006, the Company recorded a $4 million pre-tax loss on sale from discontinued operations for PCG related to the divestiture of the PCG Spain business as well as certain other costs to sell. The sale of PCG was completed in October 2006. See Note 28—Subsequent Events. The PCG business met the held for sale and discontinued operations criteria and has been included in discontinued operations in all periods presented.

        In 2005, Tyco announced its intent to explore the divesture of its Plastics, Adhesives and Ludlow Coated Products businesses, as well as the A&E Products business, a global manufacturer of plastic film, specialty tapes and adhesives, coated products and garment hangers. As a result of consideration for potential sale and deteriorating operating results in the A&E Products business, the Company performed an interim assessment of the recoverability of both goodwill and long-lived assets and determined that the book value of certain long-lived assets in the A&E Products business was greater than their estimated fair value and consequently recorded a long-lived asset impairment of $40 million and goodwill impairment charge of $162 million. Fair value used for the impairment assessment was based on probability-weighted expected future cash flow of the assets.

        During 2005, the Company divested 8 businesses which were reported as discontinued operations within Fire and Security, Engineered Products and Services and the Plastics and Adhesives business segment. The Company reported losses on sale or additional impairments to write the carrying value of such assets down to their estimated fair value less costs to sell of $60 million during 2005.

        During 2004, the Company reported losses on the sale of discontinued operations of $132 million to write the carrying value of such assets down to their fair value less cost to sell.

        For the additional 8 businesses in 2005 and the divested businesses in 2004, fair value used for the impairment assessment was primarily based on the terms and conditions included or expected to be included in the sales agreements.

        Net revenue, income from operations, loss on sale and income taxes for discontinued operations for 2006, 2005 and 2004 are as follows ($ in millions):

	2006	2005	2004
Net revenue	$1,195	$2,475	$3,082

Pre-tax income from discontinued operations	$16	$87	$76
Pre-tax loss on sale of discontinued operations	(291)	(262)	(132)
Income taxes	(73)	129	7

Loss from discontinued operations, net of income taxes	$(348)	$(46)	$(49)

(Gains) losses on divestitures

        During 2004, the Company divested twenty-one and liquidated four non-core businesses across all business segments primarily within Fire and Security. During 2004, the Company recorded net losses and impairments on divestitures of $116 million in continuing operations in connection with the divestiture or write-down to fair value of certain held for sale businesses.

        During 2005, Tyco agreed to sell the TGN, its undersea fiber optic telecommunication network. The sale was consummated on June 30, 2005. As part of the sale transaction, Tyco received gross cash proceeds of $130 million, and the purchaser assumed certain liabilities. In connection with this sale, Tyco recorded a $301 million gain which is reflected in (gains) losses on divestitures in the Consolidated Statement of Income for 2005. The Company has presented the operations of the TGN in continuing operations as the criteria for discontinued operations were not met.

        During 2005, the Company divested 10 businesses that were reported as continuing operations in Fire and Security, Healthcare and Engineered Products and Services. The Company recorded net losses and impairments on divestitures of $32 million, including a $3 million charge reflected in cost of sales, in connection with the divestiture and liquidation of these businesses, as well as the write-down to estimated fair value of certain held for sale businesses.

        During 2006, the Company divested 6 businesses that were reported as continuing operations in Fire and Security and Healthcare. The Company recorded net gains on divestitures of $46 million in connection with the divestiture of these businesses, less $2 million of divestiture charges related to the write-down to estimated fair value and costs to sell certain other held for sale businesses.

        For the divested businesses during 2006, 2005 and 2004, fair value used for the impairment assessment was primarily based on the terms and conditions included or expected to be included in the sales agreements.

Businesses held for sale

        Balance sheet information for discontinued operations and other businesses held for sale at September 29, 2006 and September 30, 2005 is as follows ($ in millions):

	2006	2005
Accounts receivable, net	$82	$300
Inventories	57	237
Other current assets	2	22
Property, plant and equipment, net	102	438
Goodwill	—	547
Intangible assets, net	—	15
Other non-current assets	2	9

Total assets	$245	$1,568

Accounts payable	$37	$140
Accrued and other current liabilities	17	158
Other liabilities	2	22

Total liabilities	$56	$320

4.    Restructuring and Other Charges (Credits), Net

        Restructuring and other charges (credits), net, during the years ended September 29, 2006, September 30, 2005 and 2004 are as follows ($ in millions):

	2006	2005	2004
Electronics	$13	$(10)	$(35)
Fire and Security	9	9	175
Healthcare	—	3	11
Engineered Products and Services	1	5	53
Corporate	3	(1)	6

	26	6	210
Inventory charges in cost of sales	(6)	(1)	(6)

Restructuring and other charges, net	$20	$5	$204

2006 Charges and Credits

        During 2006, the Company recorded net restructuring charges of $26 million, including $6 million reflected in cost of sales for the non-cash write down in carrying value of inventory. Restructuring charges during 2006 were $39 million, which includes $27 million of severance and $12 million of facility exit costs and other charges. These charges related to several restructuring actions and facility exit plans which were initiated in 2006 for $30 million as well as costs incurred in 2006 related to actions initiated prior to 2006 for $9 million. During 2006, the Company completed restructuring activities announced in prior years for amounts less than originally estimated, and accordingly reversed $15 million of restructuring reserves. The Company also recorded other non-cash credits of $4 million related to the Electronics segment. Most of the restructuring initiatives undertaken during 2006 as well as actions taken in prior periods, which impact restructuring charges incurred during 2006, relate to the Electronics and Fire and Security segments.

        During 2006, the Company paid $21 million related to these actions and has $9 million accrued as of September 29, 2006.

2005 Charges and Credits

        During 2005, the Company recorded restructuring charges of $6 million, including $1 million reflected in cost of sales for the non-cash write down in carrying value of inventory. Restructuring charges during 2005 were $48 million, which includes $22 million of employee severance and benefits, $15 million of facility exit costs and $11 million of other costs. These charges related to several restructuring actions and facility exit plans which were initiated in 2005 as well as incremental costs incurred in 2005 related to actions initiated during 2004. Of these charges, $22 million related to actions initiated and completed in 2005 while the remaining $27 million related to actions which commenced prior to 2005. During 2005, the Company completed restructuring activities announced in prior years for amounts less than originally estimated, and accordingly reversed $23 million of restructuring reserves as a restructuring credit. In addition, the Company also sold assets which were previously written down to their net realizable value in prior years for amounts greater than originally estimated and recorded related gains as restructuring credits of $20 million. The restructuring credits were mainly incurred by Electronics.

        The $22 million of charges for 2005 restructuring initiatives were largely a result of actions taken by Electronics and Fire and Security segments which incurred severance of $9 million and $6 million, respectively. Through 2006, the Company has substantially paid these obligations and the Company has $1 million accrued as of September 29, 2006. In addition, during 2005, the Company transferred $4 million of severance liabilities from liabilities held for sale, which resulted from the sale of TGN, that has also been substantially paid at September 29, 2006.

2004 Charges and Credits

        Activity in the Company's 2004 restructuring reserves is summarized as follows ($ in millions):

	Employee Severance and Benefits	Facilities Exit Costs	Other	Non-cash Charges	Total
Charges	$196	$60	$22	$6	$284
Utilization	(88)	(15)	(19)	(6)	(128)
Credits	(8)	—	—	—	(8)
Currency translation	1	1	—	—	2

Balance at September 30, 2004	101	46	3	—	150
Charges	6	7	6	—	19
Utilization	(77)	(21)	(7)	—	(105)
Credits	(13)	—	—	—	(13)
Currency translation	1	—	—	—	1

Balance at September 30, 2005	18	32	2	—	52
Charges	—	1		—	1
Utilization	(11)	(7)	(1)	—	(19)
Credits	(3)	(1)	—	—	(4)
Reclass/transfers	—	(1)	(1)	—	(2)

Balance at September 29, 2006	$4	$24	$—	$—	$28

        During 2004, the Company approved and announced to employees various plans to exit 181 facilities primarily in the United States. These plans included the termination of approximately 8,616 employees resulting in restructuring charges totaling $284 million, including $6 million reflected in cost of sales for the non-cash write-down in carrying value of inventory, $196 million for employee severance and benefits, $60 million for facility exit costs and $22 million for other related cost. Through September 29, 2006, a total of $176 million, $43 million and $27 million related to employee severance and benefits, facilities exit costs and other, respectively, had been expended related to these plans. Through September 29, 2006, the Company completed certain activities related to these plans for amounts less than originally estimated, and accordingly the Company reversed $25 million of restructuring reserves as a restructuring credit.

        During 2004, the Company also sold certain cable-laying sea vessels and other assets that were written down to their expected net realizable value in prior years for amounts greater than originally estimated and recorded related gains as restructuring credits of $40 million. During 2004, the Company also completed certain restructuring activities announced in prior years for amounts less than originally estimated, and accordingly the Company reversed $34 million of restructuring reserves as a restructuring credit.

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

        During 2004, Electronics recorded restructuring charges of $15 million related to 2004 restructuring plans, including $1 million reflected in cost of sales for the non-cash write-down in carrying value of inventory. Additionally, during 2004, Electronics sold certain cable-laying sea vessels and other assets that were impaired in prior years for amounts greater than originally anticipated and recorded the related gain as a restructuring credit of $34 million. Electronics also completed certain restructuring activities for amounts less than originally estimated, and accordingly reversed $16 million of restructuring reserves as a restructuring credit.

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

2003 and Prior Charges and Credits

        The Company continues to maintain restructuring reserves related to actions initiated prior to 2004. The total amount of these reserves are $69 million and $82 million at September 29, 2006 and September 30, 2005, respectively. These balances primarily include facility exit costs for long-term non-cancelable lease obligations within the Electronics segment, with expiration dates which range from 2008 to 2022.

Total Restructuring Reserves

        Restructuring reserves by segment at September 29, 2006 and September 30, 2005 are as follows ($ in millions):

	2006	2005
Electronics	$71	$81
Fire and Security	28	45
Healthcare	—	1
Engineered Products and Services	5	9
Corporate	3	3

Restructuring reserves	$107	$139

        At September 29, 2006 and September 30, 2005, restructuring reserves were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	2006	2005
Accrued and other current liabilities	$33	$52
Other liabilities	74	87

Restructuring reserves	$107	$139

5.    Impairment of Long-Lived Assets

        During 2006 and 2005, there were no significant charges in continuing operations related to the impairment of long-lived assets.

        During 2004, the Company recorded total charges in continuing operations for the impairment of long-lived assets of $52 million. Fire and Security recorded charges of $34 million primarily related to the write-down of a United States facility to its estimated fair value, and to a lesser extent, to the write-off of cash management software. In addition, Corporate, Engineered Products and Services, Electronics and Healthcare recorded combined charges of $18 million related to the impairment of property, plant and equipment.

6.    Acquisitions

Acquisitions

        During 2006, Tyco's Healthcare segment acquired over 90% ownership in Floreane Medical Implants, S.A. ("Floreane") for approximately $123 million in cash, net of cash acquired of $3 million. Floreane is an innovator in the development of surgical support implants for parietal, urological and gynecological surgery. The remaining outstanding shares would be acquired if they become available. The Company recorded a $3 million in-process research and development charge in conjunction with the acquisition.

        During 2006, Tyco's Healthcare segment also acquired over 50% ownership of Airox S.A. ("Airox") for approximately $59 million, net of cash acquired of $4 million. Airox is a leading European company in the home respiratory ventilation systems business. Tyco expects to acquire the remaining Airox shares in a mandatory tender offer. The initial share purchase and the subsequent tender offer combined are expected to total approximately $108 million. The Company has also recorded an $11 million in-process research and development charge in conjunction with the acquisition. The charge relates to the development of second generation technology which has not yet obtained regulatory approval. As of the acquisition date, the in-process research and development was not considered to be technologically feasible or to have any alternative future use.

        During 2006, Tyco's Healthcare segment also acquired Confluent Surgical, Inc. ("Confluent"). The total purchase price is expected to be $246 million. As of September 29, 2006, the Company has paid approximately $200 million in cash, net of cash acquired of $12 million. The Company has also deposited approximately $34 million of the total purchase price into an escrow account related to closing balance sheet adjustments and certain indemnifications to be resolved through fiscal 2008. The Company recorded a $49 million in-process research and development charge in conjunction with the acquisition related to technology which Confluent is developing for numerous applications across several surgical disciplines which have not yet received regulatory approval. As of the acquisition date, the in-process research and development was not considered to be technologically feasible or to have any alternative future use.

        Cash paid for other acquisitions in 2006 totaled $31 million, net of $8 million cash acquired.

        In July 2005, Tyco's Healthcare segment acquired Vivant Medical Inc. ("Vivant"), a developer of microwave ablation medical technology. The transaction is valued at approximately $66 million cash, with up to approximately $35 million additional cash to be paid in the future based on achieving certain milestones.

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

Acquisition Liabilities

        At September 29, 2006 and September 30, 2005, acquisition liabilities were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	2006	2005
Accrued and other current liabilities	$14	$24
Other liabilities	26	46

	$40	$70

        Acquisition liabilities were established in connection with acquisitions in 2002 and prior and relate primarily to long-term non-cancelable lease obligations. The Company paid $17 million, $30 million and $54 million to fund acquisition liabilities during 2006, 2005 and 2004, respectively. Of the total cash paid, $1 million and $2 million was reported in discontinued operations in 2005 and 2004, respectively.

Holdback Liabilities

        The Company paid cash of approximately $84 million, $18 million and $53 million during 2006, 2005 and 2004, respectively, relating to holdback liabilities related to certain prior period acquisitions. Of the total cash paid, $82 million, $0 and $1 million, respectively, was reported in discontinued operations. Holdback liabilities represent a portion of the purchase price withheld from the seller pending finalization of the acquisition balance sheet and other contingencies. Certain acquisitions have provisions that would require Tyco to make additional payments to the sellers if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. These payments are tied to certain performance measures, such as revenue, gross margin or earnings growth and are generally treated as additional purchase price.

        At September 29, 2006 and September 30, 2005, holdback liabilities were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	2006	2005
Accrued and other current liabilities	$23	$79
Other liabilities	89	69

	$112	$148

        Approximately $53 million and $134 million of the total holdback liabilities at September 29, 2006 and September 30, 2005, respectively, are retained liabilities of discontinued operations.

ADT Dealer Program

        During 2006, 2005 and 2004, Tyco paid $373 million, $328 million and $254 million of cash, respectively, to acquire approximately 401,000, 364,000 and 302,000 customer contracts for electronic security services through the ADT dealer program.

7.    Other Expense, Net

        During 2006, other expense, net consisted primarily of a loss relating to the write-down of certain investments to their net realizable value.

        During 2005, other expense, net included a loss on the retirement of debt. The Company repurchased $1,241 million principal amount of its outstanding 2.75% convertible senior debentures for $1,823 million and $750 million principal amount of its outstanding 3.125% convertible senior debentures for $1,147 million. These repurchases resulted in a $1,013 million loss on the retirement of debt, including the write-off of unamortized debt issuance costs.

        Also during 2005, other expense, net included income of $109 million related to a court-ordered restitution award. On September 12, 2002, indictments were filed in the Supreme Court of the State of New York against Mr. L. Dennis Kozlowski, our former Chairman and Chief Executive Officer, and Mr. Mark H. Swartz, our former Chief Financial Officer and director (together, the "Defendants"), alleging enterprise corruption, fraud, conspiracy, grand larceny, falsifying certain business records and other crimes. On June 17, 2005, a jury convicted the Defendants on 22 of 23 counts in the indictment. On September 19, 2005, the Defendants were sentenced in New York State Supreme Court to serve eight and one third years to twenty five years in prison and to make joint restitution to the Company in the amount of $134 million, resulting from the larceny convictions.

        The restitution award is comprised of $109 million of previously expensed compensation made to the defendants and reported as other expense, net in prior years and $25 million related to a loan receivable from one of the Defendants which had been and remains reflected in the Company's consolidated financial statements as a receivable. The Defendants have filed a notice of appeal of the convictions. The Company considered the collectibility of the restitution award and assessed the likelihood of the Defendants' success upon appeal of the larceny convictions, which, if successful, could result in a change to the restitution order, and has concluded that receipt of the restitution award is probable. The Court ordered the restitution payment to be made by no later than one year from the date of sentencing. Tyco has initiated the process of collecting the restitution payment owed, subject to the pending appeal. See Note 28—Subsequent Events.

        During 2004, other expense, net consisted primarily of a loss on the retirement of debt. The Company repurchased $303 million of its 7.2% notes due 2008 for cash of $341 million, which resulted in a $38 million loss, including the write-off of unamortized debt issuance costs. Additionally, the Company repurchased $517 million of its outstanding 2.75% convertible senior debentures with a 2008 put option. The total purchase price paid was $750 million and the repurchase resulted in a $241 million loss on the retirement of debt, including the write-off of unamortized debt issuance costs.

8.    Income Taxes

        Significant components of income tax provision for each year are as follows ($ in millions):

	2006	2005 (Restated)	2004 (Restated)
Current:
United States:
Federal	$(157)	$630	$504
State	(50)	66	9
Non-U.S.	744	728	507

Current income tax provision	537	1,424	1,020
Deferred:
United States:
Federal	408	(227)	14
State	36	4	31
Non-U.S.	(182)	(89)	47

Deferred income tax provision	262	(312)	92

	$799	$1,112	$1,112

        Non-U.S. income from continuing operations before income taxes was $3,560 million, $2,516 million and $3,340 million for 2006, 2005 and 2004, respectively.

        The reconciliation between U.S. federal income taxes at the statutory rate and the Company's provision for income taxes on continuing operations for the years ended September 29, 2006, and September 30, 2005 and 2004 is as follows ($ in millions):

	2006	2005 (Restated)	2004 (Restated)
Notional U.S. federal income tax expense at the statutory rate	$1,709	$1,458	$1,398
Adjustments to reconcile to the income tax provision:
U.S. state income tax (benefit) provision, net	46	48	40
Asset impairments	22	(109)	(19)
Non-U.S. net earnings (1)	(557)	(577)	(651)
Nondeductible charges	34	321	289
Valuation allowance	(187)	(284)	(6)
Loss on retirement of debt	(243)	354	98
Other	(25)	(99)	(37)

Provision for income taxes	$799	$1,112	$1,112

(1)
Excludes asset impairments, nondeductible charges, and other items which are broken out separately in the table.

        Included in non-deductible charges for 2006 is a $127 million favorable adjustment related to a correction to 2005 tax reserves on legacy tax matters and a $31 million unfavorable adjustment associated with proposed corrections to prior period income tax returns. Included in loss on retirement of debt in 2006 is a cumulative one-time benefit of $243 million associated with the receipt of a favorable tax ruling in the fourth quarter of 2006 permitting the deduction of debt retirement costs. This benefit is partially offset by an increased valuation allowance of $173 million relating to the deferred tax asset associated with net operating losses created by the debt retirement deductions. This $173 million is reflected on the valuation allowance line in the table above.

        Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset at September 29, 2006 and September 30, 2005, as restated, are as follows ($ in millions):

	2006	2005 (Restated)
Deferred tax assets:
Accrued liabilities and reserves	$993	$1,432
Tax loss and credit carryforwards	3,293	3,170
Inventories	150	154
Postretirement benefits	486	587
Deferred revenue	266	225
Other	465	584

Deferred tax liabilities:	5,653	6,152

Property, plant and equipment	(555)	(513)
Intangibles assets	(867)	(784)
Other	(60)	(230)

	(1,482)	(1,527)
Net deferred tax asset before valuation allowance	4,171	4,625
Valuation allowance	(1,731)	(1,871)

Net deferred tax asset	$2,440	$2,754

        At September 29, 2006, the Company had $5,673 million of net operating loss carryforwards in certain non-U.S. jurisdictions. Of these, $3,747 million have no expiration, and the remaining $1,926 million will expire in future years through 2016. Due to a favorable tax ruling in the fourth quarter of 2006, the Company was able to recognize $1,157 million of net operating loss carryforwards associated with deduction of debt retirement costs. In the U.S., there were approximately $5,133 million of federal and $4,675 million of state net operating loss carryforwards at September 29, 2006, which will expire in future years through 2026.

        The valuation allowance for deferred tax assets of $1,731 million and $1,871 million at September 29, 2006 and September 30, 2005, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires that a valuation allowance be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. At September 29, 2006, approximately $153 million of the valuation allowance will ultimately reduce goodwill if the net operating losses are utilized.

        The Company and its subsidiaries' income tax returns are periodically examined by various tax authorities. See "Income Taxes" in Note 18.

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

9.    Cumulative Effect of Accounting Change

        During 2006, the Company adopted FIN No. 47. Accordingly, the Company has recognized asset retirement obligations of $32 million and property, plant and equipment, net of $10 million in its Consolidated Balance Sheet at September 29, 2006. In addition, the Company recorded a cumulative effect of accounting change which resulted in a $14 million after-tax loss ($22 million pre-tax). Refer to Note 1 for additional information on FIN No. 47.

        During 2005, the Company changed the measurement date for its pension and postretirement benefit plans, from September 30th to August 31st, effective October 1, 2004. The Company believes that the one-month change of measurement date is a preferable change as it allows management adequate time to evaluate and report the actuarial information in the Company's Consolidated Financial Statements under the accelerated reporting deadlines. As a result of this change, the Company recorded a $21 million after-tax gain ($28 million pre-tax) cumulative effect of accounting change. Refer to Note 19 for additional information on retirement plans.

10.    Earnings Per Share

        The reconciliations between basic and diluted earnings per share for 2006, and 2005 and 2004, as restated, are as follows ($ in millions, except per share data):

	2006			2005			2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
				(Restated)		(Restated)	(Restated)	(Restated)	(Restated)
Basic earnings per share:
Income from continuing operations	$4,075	2,010	$2.03	$3,044	2,012	$1.51	$2,869	2,001	$1.43
Share options, restricted share awards and deferred stock units	—	16		—	17		—	14
Exchange of convertible debt	31	58		74	138		113	205

Diluted earnings per share:
Income from continuing operations, giving effect to dilutive adjustments	$4,106	2,084	$1.97	$3,118	2,167	$1.44	$2,982	2,220	$1.34

        The computation of diluted earnings per share in 2006, 2005 and 2004 excludes the effect of the potential exercise of options to purchase approximately 85 million, 72 million and 67 million shares, respectively, because the effect would be anti-dilutive.

        The computation of diluted earnings per share in 2006 and 2005 excludes restricted share awards of approximately 6 million and 2 million, respectively, because the effect would be anti-dilutive.

11.    Sale of Accounts Receivable

        Historically, Tyco utilized several programs under which it sold participating interests in accounts receivable to investors who, in turn, purchased and received ownership and security interests in those receivables. These transactions qualified as true sales. The sale proceeds were less than the face amount of accounts receivable sold, and the discount from the face amount was included in selling, general and administrative expenses in the Consolidated Statements of Income. Such discount aggregated $18 million, or 3.1% of the weighted-average balance of the receivables outstanding, during 2004.

        During 2004, the Company reduced outstanding balances under its accounts receivable programs by $929 million, of which $812 million related to its corporate accounts receivable programs which were terminated in 2005. No amounts were utilized under these programs at September 30, 2004, and through the date of termination. The remaining reduction of $117 million related to certain of the Company's international businesses selling fewer accounts receivable as a short-term financing mechanism. The aggregate amount outstanding under the remaining international accounts receivable programs was $75 million and $80 million at September 29, 2006 and September 30, 2005, respectively.

12.    Investments

        At September 29, 2006 and September 30, 2005, Tyco had available-for-sale investments with a fair market value of $318 million and $265 million and a cost basis of $323 million and $268 million, respectively. These investments consist primarily of debt securities and are included in prepaid expenses and other current assets and other assets within the Consolidated Balance Sheets. As of September 29, 2006, $61 million of these debt securities were due to mature within one year, with the remainder substantially due in one to five years. The unrealized gains and losses related to these investments are immaterial and have been included as a separate component of shareholders' equity.

13.    Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill for 2006 and 2005 are as follows ($ in millions):

	Electronics	Fire and Security	Healthcare	Engineered Products and Services	Total
Balance at September 30, 2004	$7,433	$8,078	$6,123	$3,166	$24,800
Purchase accounting adjustments(1)	(34)	(54)	(161)	2	(247)
Acquisitions	2	4	12	—	18
Divestitures	—	(5)	—	—	(5)
Held for sale	—	(2)	—	—	(2)
Currency translation	(6)	11	(1)	(11)	(7)

Balance at September 30, 2005	7,395	8,032	5,973	3,157	24,557
Purchase accounting adjustments(1)	—	(63)	(15)	3	(75)
Acquisitions	6	9	151	1	167
Divestitures	—	(7)	(12)	—	(19)
Currency translation	22	113	16	77	228

Balance at September 29, 2006	$7,423	$8,084	$6,113	$3,238	$24,858

(1)
Adjustments to previously completed acquisitions primarily related to income tax matters.

        There were no goodwill impairments related to continuing operations during 2006, 2005 and 2004.

        Intangible assets, net were $5,128 million and $5,085 million at September 29, 2006 and September 30, 2005, respectively. The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets at September 29, 2006 and September 30, 2005 ($ in millions):

	September 29, 2006			September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Contracts and related customer relationships	$5,319	$3,046	12 years	$4,974	$2,638	12 years
Intellectual property	3,213	1,169	20 years	2,921	992	20 years
Other	200	70	28 years	211	70	27 years

Total	$8,732	$4,285	16 years	$8,106	$3,700	16 years

Non-Amortizable:
Intellectual property	$653			$652
Other	28			27

Total	$681			$679

        Intangible asset amortization expense for 2006, 2005 and 2004 was $650 million, $653 million and $691 million, respectively. The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be approximately $650 million for 2007, $550 million for 2008, $500 million for 2009, $400 million for 2010 and $350 million for 2011.

14.    Related Party Transactions

        The Company has amounts due related to loans and advances issued to employees in prior years under the Company's Key Employee Loan Program, relocation programs and other advances made to executives. Loans were provided to employees under the Company's Key Employee Loan Program, which is now discontinued except for outstanding loans for the payment of taxes upon the vesting of shares granted under our Restricted Share Ownership Plans. The loans are not collateralized and bear interest, payable annually, at a rate based on the six-month LIBOR, calculated annually as the average of the 12 rates in effect on the first day of the month. Loans are generally repayable in ten years; however, earlier payments are required under certain circumstances, such as when an employee is terminated. In addition, the Company made mortgage loans to certain employees under employee relocation programs. These loans are generally payable in 15 years and are collateralized by the underlying property. During 2006 and 2005, the maximum amount outstanding under these programs was $69 million and $70 million, respectively. Loans receivable under these programs, as well as other unsecured advances outstanding, were $52 million and $68 million at September 29, 2006 and September 30, 2005. The total outstanding loans receivable includes loans to L. Dennis Kozlowski, the Company's former Chairman and Chief Executive Officer (until June 2002). The amount outstanding under these loans, plus accrued interest, was $52 million and $49 million at September 29, 2006 and September 30, 2005, respectively, and the rate of interest charged on such loans was 5.0% and 3.2% for 2006 and 2005, respectively. Interest income on these interest bearing loans totaled $2 million, $2 million, and $1 million in 2006, 2005 and 2004, respectively. Certain of the above loans totaling $30 million and $20 million at September 29, 2006 and September 30, 2005, respectively, are non-interest bearing. The total non-interest bearing loans in 2005 include loans to Mark A. Belnick, the Company's former Executive Vice President and Chief Corporate Counsel. The amount outstanding under these loans at September 30, 2005 was $15 million and was repaid in 2006.

        During the fourth quarter of 2002, the Board of Directors and new senior management adopted a policy under which no new loans are allowed to be granted to any officers of the Company and existing loans are not allowed to be extended or modified.

        During 2006, the Company engaged in commercial transactions in the normal course of business with companies where the Company's Directors were employed and served as officers, including Marsh & McLennan Companies, Inc., VF Corporation and Rohm and Haas Company. Sandra S. Wijnberg, a Director, was an executive officer of Marsh & McLennan Companies, Inc. prior to her resignation from that company on March 31, 2006. Mackey J. McDonald, a Director, is an executive officer of VF Corporation. Rajiv L. Gupta, a Director, is an executive officer of Rohm and Haas Company. Purchases from Marsh & McLennan Companies, Inc. during 2006 were approximately $16 million. Purchases from other companies noted above during 2006 aggregated less than 1 percent of consolidated net revenue.

        During 2005, the Company engaged in commercial transactions in the normal course of business with companies where the Company's Directors were employed and served as officers, including Marsh & McLennan Companies, Inc., Brunswick Corporation, VF Corporation and Rohm and Haas Company. Sandra S. Wijnberg, a Director during such period, was an executive officer of Marsh & McLennan Companies, Inc. George W. Buckley, a Director during such period, was an executive officer of Brunswick Corporation. Mackey J. McDonald, a Director, is an executive officer of VF Corporation. Rajiv L. Gupta, a Director, is an executive officer of Rohm and Haas Company. Purchases from Marsh & McLennan Companies, Inc. during 2005 were approximately $23 million. Purchases from other companies noted above during 2005 aggregated less than 1 percent of consolidated net revenue.

        During 2004, the Company engaged in commercial transactions in the normal course of business with companies where the Company's Directors were employed and served as officers, including Marsh & McLennan Companies, Inc., Brunswick Corporation and VF Corporation. Sandra S. Wijnberg, a Director during such period, was an executive officer of Marsh & McClennan Companies, Inc. George W. Buckley, a Director during such period, was an executive officer of Brunswick Corporation. Mackey J. McDonald, a Director, is an executive officer of VF Corporation. Purchases from Marsh & McLennan Companies, Inc. during 2004 were approximately $22 million. Purchases from other companies noted above during 2004 aggregated less than 1 percent of consolidated net revenue.

        In 2001, Tyco authorized compensation arrangements to L. Dennis Kozlowski and Mark H. Swartz, the Company's Chief Financial Officer and Director until August 2002. In connection with such arrangements, Tyco purchased executive split dollar life insurance policies for Messrs. Kozlowski and Swartz and entered into a shared ownership agreement with each of them whereby the Company agreed to pay premiums for these insurance policies for an 11-year period beginning in 2001. In 2001, amended policies were executed providing for additional Company-paid premiums. The Company is a co-beneficiary of the policies, less amounts owed to Messrs. Kozlowski and Swartz. Messrs. Kozlowski and Swartz are the beneficiaries of the cash surrender values of the policies plus the amount of any unpaid premiums. The Company's obligations under these arrangements were entered into in recognition of services rendered by these officers and were not contingent upon continuing employment. At that time, the Company deposited $31 million into a rabbi trust to fund premiums on the policies. In the event the investment options within the policies do not earn specified interest amounts, Tyco had guaranteed a supplemental premium payment amount to ensure a 10% annual return on the cash surrender value, and any unpaid premiums. This liability was accreted by a charge to earnings throughout the period of the arrangements to make the specified supplemental premium payments, if any. In conjunction with Mr. Swartz's termination of employment, a lump sum payment of $25 million, which represented the present value of the annual premium amounts at his termination date for the remainder of the contractual period, was made to Mr. Swartz and in return Mr. Swartz waived Tyco's obligation to continue making premium payments. Tyco discontinued making premium payments for Mr. Kozlowski's insurance policy as of October 1, 2002. The Company filed affirmative actions against Mr. Kozlowski, seeking disgorgement of all benefits under this executive life insurance policy. Pending resolution of such action against Mr. Kozlowski, premium obligations since October 2002 have been drawn down from the cash surrender value of such policy to avoid termination of such policy's death benefit. On September 27, 2006, the Company and Mr. Kozlowski entered into a general release agreement that terminated Mr. Kozlowski's shared ownership agreement of the split dollar life insurance policy and the rabbi trust. As such, the Company has no continuing obligation to make any payment or contributions with respect to the split dollar insurance policy or the rabbi trust. The Company recorded a credit of $72 million related to this liability in 2006 within selling, general and administrative expenses on the Consolidated Statements of Income. The Consolidated Financial Statements include charges of $7 million, $7 million and $6 million for Mr. Kozlowski in 2006, 2005 and 2004, respectively. The Company had accrued $65 million on the Consolidated Balance Sheet as of September 30, 2005, in connection with this arrangement. As of September 29, 2006, $25 million remains in a rabbi trust.

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

15.    Debt

        Debt at September 29, 2006 and September 30, 2005 is as follows ($ in millions):

	2006	2005
6.375% public notes due 2006(2)	$—	$1,000
5.8% public notes due 2006(2)	—	700
6.125% Euro denominated public notes due 2007(1)	762	721
Revolving bank credit facility due 2007	700	—
6.5% notes due 2007	100	100
2.75% convertible senior debentures due 2018	—	1,242
6.125% public notes due 2008	399	399
7.2% notes due 2008	86	85
5.5% Euro denominated notes due 2008	869	823
6.125% public notes due 2009	399	399
6.75% public notes due 2011	999	999
6.375% public notes due 2011	1,500	1,500
6.5% British pound denominated public notes due 2011	373	353
6.0% notes due 2013	997	996
7.0% debentures due 2013	86	86
3.125% convertible senior debentures due 2023	750	750
7.0% public notes due 2028	497	497
6.875% public notes due 2029	790	790
6.5% British pound denominated public notes due 2031	536	502
Other(1)(2)	330	587

Total debt	10,173	12,529
Less current portion	808	1,930

Long-term debt	$9,365	$10,599

(1)
These instruments, plus $46 million of the amount shown as other, comprise the current portion of long-term debt as of September 29, 2006.

(2)
These instruments, plus $230 million of the amount shown as other, comprise the current portion of long-term debt as of September 29, 2005.

        Tyco International Group S.A., a wholly-owned subsidiary of the Company organized under the laws of Luxembourg ("TIGSA"), holds a $1.0 billion 5-year revolving credit facility expiring on December 16, 2009. TIGSA also holds a $1.5 billion 3-year revolving bank credit facility which was amended on June 28, 2006 to extend the maturity date from December 22, 2006 to December 21, 2007. Additionally, TIGSA holds a $500 million 3-year unsecured letter of credit facility expiring on June 15, 2007. At September 29, 2006, letters of credit of $475 million have been issued under the $500 million facility and $25 million remains available for issuance. At September 29, 2006, $700 million has been borrowed under the $1.5 billion 3-year revolving bank credit facility. There were no amounts borrowed under the other credit facilities at September 29, 2006 and no amounts borrowed under any of these credit facilities at September 30, 2005.

        During 2006, the Company utilized $1.0 billion in cash and the above mentioned $700 million in credit facility borrowings for scheduled repayments of its 6.375% and 5.8% public notes due 2006, respectively.

        On January 26, 2006, the Company repaid and terminated one of its synthetic lease facilities used to finance capital expenditures for manufacturing machinery and equipment for a total cash payment of $203 million, reducing principal debt and minority interest by $191 million and $10 million, respectively.

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

        As of September 29, 2006, TIGSA had $750 million outstanding of its 3.125% convertible senior debentures due 2023 with a 2015 put option ("the 3.125% convertible senior debentures"). These debentures are fully and unconditionally guaranteed by Tyco and, at any time, holders may convert each $1,000 principal amount of the debentures into 45.9821 Tyco common shares prior to the stated maturity at a rate of $21.7476 per share. Additionally, holders of the 3.125% convertible senior debentures may require TIGSA to purchase all or a portion of their debentures on January 15, 2015. If the option is exercised, TIGSA must repurchase the debentures at par plus accrued interest, and may elect to repurchase the securities for cash, Tyco common shares, or some combination thereof. TIGSA may redeem for cash some or all of the 3.125% convertible senior debentures at any time on or after January 20, 2008, for an amount equal to the redemption price.

        The Company's bank credit agreements contain a number of financial covenants, such as a limit on the ratio of debt to earnings before interest, income taxes, depreciation, and amortization and minimum levels of net worth, and limits on the incurrence of liens. At September 29, 2006, the Company had one remaining synthetic lease facility, with other covenants, including interest coverage and leverage ratios (see Note 28—Subsequent Events). The Company's outstanding indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions. None of these covenants are presently considered restrictive to the Company's operations. The Company is currently in compliance with all of its debt covenants.

        The fair value of debt was approximately $10.9 billion (book value of $10.2 billion) and $13.5 billion (book value of $12.5 billion) at September 29, 2006 and September 30, 2005, respectively, based on discounted cash flow analyses using current market interest rates.

        The aggregate amounts of total debt, including capital leases, maturing during the next five years and thereafter are as follows (in millions): $808 in 2007, $847 in 2008 $2,577 in 2009, $23 in 2010, $1,009 in 2011 and $4,909 thereafter.

        The weighted-average rate of interest on total debt was 5.9% and 5.6% for the years ended September 29, 2006 and September 30, 2005, respectively, excluding the impact of interest rate swaps. The weighted-average rate of interest on all variable debt was 6.3% and 7.2% at September 29, 2006 and September 30, 2005, respectively. The impact of the Company's interest rate swap agreements on reported interest expense was a net increase of $10 million for 2006 and a net reduction of $40 million and $66 million for 2005 and 2004, respectively.

16.    Guarantees

        Certain of the Company's business segments have guaranteed the performance of third-parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from 2007 through the completion of such transactions. The guarantees would be triggered in the event of nonperformance and the potential exposure for nonperformance under the guarantees would not have a material effect on the Company's financial position, results of operations or cash flows.

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

        The Company has guaranteed the fair value of certain vessels not to exceed $235 million, and as of September 29, 2006 expects the obligation to be $54 million, which is recorded in the accompanying Consolidated Balance Sheets, based on its estimate of the fair value of the vessels (see Notes 18 and 28).

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

        The Company records estimated product warranty costs at the time of sale. For further information on estimated product warranty, see Note 1.

        Following is a roll forward of the Company's warranty accrual for 2006 ($ in millions):

Balance at September 30, 2005	$193
Warranties issued during the year	51
Changes in estimates	85
Settlements	(86)
Currency translation	2

Balance at September 29, 2006	$245

        In 2001, Engineered Products and Services initiated a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain Model GB fire sprinkler heads which were originally manufactured by Central Sprinkler prior to Tyco's acquisition. Under this program, the sprinkler heads are being replaced over a 5-7 year period free of charge to property owners. In the third quarter of 2006, the Company completed a comprehensive review of reported claims, recent claim rates and cost trends and further assessed the future of the program. The Company determined that an additional liability was necessary in order to satisfy the Company's obligation under the VRP. As a result, the Company recorded a $100 million charge which was reflected in cost of sales. Settlements during 2006 include cash expenditures of $37 million related to the VRP.

17.    Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, investments, accounts payable and derivative financial instruments approximated book value at September 29, 2006 and September 30, 2005. See Note 15 for the fair value estimates of debt.

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

        As part of managing the exposure to changes in market interest rates, the Company enters into various interest rate swap transactions with financial institutions acting as principal counterparties. To ensure both appropriate use as a hedge and hedge accounting treatment, all derivatives entered into are designated according to a hedge objective against specified forecasted interest payments on specifically underwritten debt issuances. The Company's primary hedge objectives include the conversion of fixed-rate liabilities to variable rates. The derivative financial instruments associated with these objectives are designated and accounted for as fair value hedges.

        As part of managing the exposure to changes in foreign currency exchange rates, the Company utilizes forward and option contracts with financial institutions acting as principal counterparties. The objective of these hedging contracts is to minimize impacts to cash flows due to changes in foreign currency exchange rates on intercompany loans, notes receivable and accounts payable, and forecasted transactions. The Company has designated certain forward contracts and certain foreign currency denominated debt issuances to hedge its net investments in foreign operations. The remaining hedges are marked to market with changes in the derivatives' fair value recognized in the income statement.

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

        In assessing the current and potential future risk attributable to interest rate movements, during the fourth quarter of 2006, the Company terminated interest rate swaps and cross currency agreements with an aggregate notional value of $2.5 billion. The fair value of the swaps at the time of termination was a net gain of $10 million. As the interest rate swaps were designated as hedging instruments of outstanding debt, the net deferred loss of $26 million will be recognized in earnings over the remaining term of the related debt instrument. The remaining agreements were terminated subsequent to the end of 2006.

Interest Rate Exposures

        The Company enters into interest rate swap agreements to manage its exposure to interest rate risk. Under these agreements, the Company receives a fixed rate of interest of 6.4% and pays a floating rate of interest based on six month LIBOR. At September 29, 2006, the Company had interest rate swaps in a net loss position of $6 million designated as fair value hedges with expiration dates in 2011. The mark-to-market effects of both the interest rate swap agreements and the underlying debt obligations were recorded in interest expense and are directly offsetting to the extent the hedges are effective.

        In addition, the Company enters into interest rate and foreign currency swap agreements ("cross currency swaps") to manage its exposure to interest rate risk and foreign currency exposure on loans denominated in foreign currency. Under these agreements, the Company receives a fixed rate of interest of 6.5% and pays floating rates of interest based on six month LIBOR. At September 29, 2006, the Company had interest rate and foreign currency swap agreements in a net gain position of $52 million designated as a fair value hedge with an expiration date in 2011. The mark-to-market effects on the interest rate and foreign currency swaps were recorded in interest expense and selling, general and administrative expense, respectively, and directly offset the corresponding changes in the fair value of the hedged items to the extent the hedges were effective. The ineffective portion of the hedge was not material.

Foreign Currency Exposures

        The Company hedges its net investment in certain foreign operations. The aggregate notional value of these hedges was $7.1 billion at September 29, 2006. Included in the cumulative translation adjustment component of other comprehensive income was a net loss of $91 million and a net gain of $31 million at September 29, 2006 and September 30, 2005, respectively. Changes in the fair value of forward contracts qualifying as net investment hedges are reported in the cumulative translation adjustment component of accumulated other comprehensive income to the extent the hedges are effective. Amounts excluded from the measure of effectiveness of the net investment hedges totaled $6 million and were recognized in selling, general and administrative expenses.

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

        Tyco uses various options, swaps, and forwards not designated as hedging instruments, to manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions denominated in certain foreign currencies. For derivatives not designated as hedging instruments, the Company records changes in fair value through earnings in the period of change. The fair value of these instruments totaled $23 million at September 29, 2006.

18.    Commitments and Contingencies

        The Company has facility, vehicle and equipment leases that expire at various dates through the year 2052. Rental expense under these leases was $717 million, $764 million, and $764 million for 2006, 2005 and 2004, respectively. The Company also has facility and equipment commitments under capital leases.

        Following is a schedule of minimum lease payments for non-cancelable leases as of September 29, 2006 (in millions):

	Operating Leases	Capital Leases(1)
2007	$516	$26
2008	405	27
2009	302	22
2010	214	9
2011	158	7
Thereafter	499	76

Total minimum lease payments	$2,094	$167

(1)
Excludes the impact of interest.

        The Company also has purchase obligations related to commitments to purchase certain goods and services. At September 29, 2006, such obligations were as follows: $222 million in 2007, $24 million in 2008, $10 million in 2009, $10 million in 2010, $7 million in 2011, and an aggregate of $24 million in 2012 and thereafter.

        At September 29, 2006, the Company had an off-balance sheet leasing arrangement for five cable laying sea vessels. Upon expiration of this lease in October 2006, a subsidiary of the Company has the option to buy these vessels for approximately $280 million, or return the vessels to the lessor and, under a residual guarantee, pay any shortfall in sales proceeds to the lessor from a third party in an amount not to exceed $235 million. As of September 29, 2006, the Company expected this obligation to be $54 million, which is recorded in the accompanying Consolidated Balance Sheets, based on an estimate of the fair value of the vessels performed by management with the assistance of a third-party valuation. During 2006, 2005 and 2004, the Company incurred expenses of $14 million in each year related to this expected obligation. See Note 28—Subsequent Events.

        At September 29, 2006, the Company had a contingent purchase price liability of $80 million related to the 2001 acquisition of Com-Net by Electronics. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in Tyco's Consolidated Financial Statements as the outcome of this contingency cannot be reasonably determined.

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

        On April 17, 2006, the Company reached a settlement that closes the SEC Enforcement Division's investigation of the Company regarding certain accounting practices and other actions by former Tyco officers. On April 25, 2006, the United States District Court for the Southern District of New York entered a final judgment in which the Company was ordered to pay $1 in disgorgement and a fine of $50 million. During the third quarter of 2006, the Company satisfied the judgment which was accrued in 2005.

Intellectual Property and Antitrust Litigation

        As previously discussed in our periodic filings, the Company is a party to a number of patent infringement and antitrust actions that may require the Company to pay damage awards. Tyco has assessed the status of these matters and has recorded liabilities related to certain of these matters where appropriate.

        Mallinckrodt, Inc. ("Mallinckrodt") and Nellcor Puritan Bennett, Inc. ("Nellcor"), plaintiffs/counter-defendants v. Masimo Corporation ("Masimo") et al., defendants/counter-claimants, is a consolidated patent infringement action filed on June 19, 2000 in the United States District Court for the Central District of California. Nellcor is a subsidiary of Tyco. Nellcor alleges that Masimo infringed one Nellcor patent related to pulse oximeters, which are medical devices used to measure blood oxygen levels in patients, and Masimo alleges that Nellcor infringed four Masimo patents related to pulse oximeters. Trial in the action commenced on February 18, 2004. On March 16, 2004, the jury returned a liability finding that Nellcor willfully infringed the four Masimo patents and that Masimo did not infringe the one Nellcor patent. On March 26, 2004, the jury awarded Masimo $135 million in damages for Nellcor's alleged infringement through December 31, 2003. After hearing post-trial motions, the district court issued an order on July 14, 2004 which (i) denied Masimo's request to impose an injunction on the sale of pulse oximeters; (ii) reversed the jury finding of patent infringement for one of the four patents at issue; (iii) ruled that a second patent was unenforceable due to Masimo's inequitable conduct in seeking the patent; and (iv) overturned the jury finding that the infringement was "willful." On August 6, 2004, the district court entered final judgment that included additional damages of $30 million for Nellcor's alleged infringement from January 1, 2004 through May 31, 2004. Nellcor asserts that Masimo infringes a second Nellcor patent (U.S. Patent No. 4,934,372—the "372 patent"). On April 8, 2005, the United States Court of Appeals for the Federal Circuit issued a decision in Nellcor's favor that reversed the district court's summary judgment finding of no infringement regarding the 372 patent claim against Masimo. The Court of Appeals remanded Nellcor's 372 patent claim to the district court for further proceedings. The district court has not yet scheduled trial in the 372 case.

        Nellcor appealed the jury's infringement finding on the remaining two Masimo patents to the United States Court of Appeals for the Federal Circuit. On September 7, 2005, the Court of Appeals issued a decision on the appeal that was adverse to Nellcor. In particular, the Court of Appeals: (1) affirmed the infringement finding against Nellcor on two patents; (2) reversed the district court's ruling of non-infringement of a third patent; and (3) reversed the district court's ruling not to enter an injunction and directed the district court to issue an injunction. The Court of Appeals also: (1) affirmed the district court's ruling that Nellcor's infringement was not willful, which precluded Masimo from seeking up to treble damages; and (2) affirmed the district court's ruling that one of Masimo's patents was unenforceable due to Masimo's inequitable conduct in seeking the patent. The Company has assessed the amount of potential additional damages and interest accruing from the date of entry of final judgment to the present. Accordingly, during the fiscal quarter ending September 30, 2005, Tyco recorded a pre-tax charge of $277 million related to this matter.

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

        On March 22, 2006, the district court issued its Memorandum of Decision regarding the post-trial motions. In the Memorandum, the district court (i) vacated the jury's liability findings on two business practices; (ii) affirmed the jury's liability finding on two other business practices; (iii) vacated the jury's damage award in its entirety; and (iv) ordered a new trial on damages. The district court held the new trial on the damages on October 18 and 19, 2006. After post-trial briefing, the district court will issue its decision regarding the amount of damages to be awarded.

        Tyco has assessed the status of this matter and has concluded that it is more likely than not that the remainder of the jury's decision will be overturned, and, further, Tyco intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in the Consolidated Financial Statements with respect to this damage award.

        Beginning on August 29, 2005 with Natchitoches Parish Hospital Service District v. Tyco International, Ltd., twelve consumer class actions have been filed against Nellcor in the United States

District Court for the Central District of California. The remaining eleven actions are Allied Orthopedic Appliances, Inc. v. Tyco Healthcare Group LP, and Mallinckrodt Inc. filed on August 29, 2005, Scott Valley Respiratory Home Care v. Tyco Healthcare Group LP, and Mallinckrodt Inc. filed on October 27, 2005, Brooks Memorial Hospital et al v. Tyco Healthcare Group LP filed on October 18, 2005, All Star Oxygen Services, Inc. et al v. Tyco Healthcare Group, et al filed on October 25, 2005, Niagara Falls Memorial Medical Center, et al v. Tyco Healthcare Group LP filed on October 28, 2005, Nicholas H. Noyes Memorial Hospital v. Tyco Healthcare and Mallinckrodt filed on November 4, 2005, North Bay Hospital, Inc. v. Tyco Healthcare Group, et al filed on November 15, 2005, Stephen Skoronski v. Tyco International, Ltd., et al filed on November 21, 2005, Abington Memorial Hospital v. Tyco Int'l Ltd.; Tyco Int'l (US) Inc.; Mallinckrodt In.; Tyco Healthcare Group LP filed on November 22, 2005, South Jersey Hospital, Inc. v. Tyco International, Ltd., et al filed on January 24, 2006 and Deborah Heart and Lung Center v. Tyco International, Ltd., et al filed on January 27, 2006. In all twelve complaints the putative class representatives, on behalf of themselves and others, seek to recover overcharges they allege they paid for pulse oximetry products as a result of anticompetitive conduct by Nellcor in violation of the federal antitrust laws. The Company will respond to these complaints and intends to vigorously defend the actions. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

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

        On July 31, 2003, Applied Medical filed another patent infringement suit against U.S. Surgical in the United States District Court for the Central District of California. The complaint alleges that U.S. Surgical's VERSASEAL Plus trocar product infringes Applied Medical's U.S. Patent No. 5,385,553. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical's motion for summary judgment. Applied Medical appealed the summary judgment ruling. On May 15, 2006, the United States Court of Appeals for the Federal Circuit issued a decision on the appeal vacating the district court's grant of summary judgment and remanding the case for further proceedings. The district court has scheduled trial in this case for July 10, 2007. It is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 29, 2006, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $124 million to $406 million. As of September 29, 2006, Tyco concluded that the best estimate within this range is approximately $184 million, of which $34 million is included in accrued and other current liabilities and $150 million is included in other liabilities on our Consolidated Balance Sheets. In view of the Company's financial position and reserves for environmental matters of $184 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

        Tyco recorded asset retirement obligations (AROs) according to the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," for the estimated future costs associated with legal obligations to decommission two nuclear facilities. With the clarification outlined by FIN No. 47 for valuation of conditional AROs, Tyco reassessed its overall ARO and recorded an additional $32 million. As of September 29, 2006 and September 30, 2005, the Company's AROs were $111 million and $69 million, respectively. The increase in the reserve during 2006 is primarily due to the adoption of FIN No. 47. In addition, the Company recorded an insignificant amount of accretion, new cost estimates and foreign currency translation related to AROs during 2006. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows. See further discussions on the implementation of FIN No. 47 in Note 1.

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

        Tyco's involvement in asbestos cases has been limited because its subsidiaries did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. The Company will continue to vigorously defend these lawsuits and the Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims. When appropriate, the Company settles claims; however, the total amount paid in any year to settle and defend all asbestos claims has been immaterial. As of September 29, 2006, there were approximately 15,500 asbestos liability cases pending against the Company and its subsidiaries.

        The Company estimates its pending asbestos claims and claims that were incurred but not reported, as well as related insurance and indemnification recoveries. The Company's estimate of the liability for pending and future claims is based on claim experience over the past five years and covers claims expected to be filed over the next seven years. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, the Company believes that the final outcome of all known and anticipated future claims, after taking into account its substantial indemnification rights and insurance coverage, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Income Taxes

        The Company and its subsidiaries' income tax returns are periodically examined by various tax authorities. In connection with such examinations, tax authorities, including the United States Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. The Company is reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies that management has assessed as probable and estimable have been recorded. While the timing and ultimate resolution of these matters is uncertain, the Company anticipates that certain of these matters could be resolved during 2007.

        The IRS continues to audit the years 1997 to 2000. In 2004 the Company submitted to the IRS proposed adjustments to these prior period U.S. federal income tax returns, resulting in a reduction in the taxable income previously reported. During 2006, the IRS accepted substantially all of the proposed adjustments. These adjustments did not have a material impact on the financial condition, results of operations or cash flows of the Company.

        During 2006, the Company has developed amendments to U.S. federal income tax returns for additional periods. On the basis of previously accepted amendments, the Company has determined that acceptance of these adjustments is probable and accordingly has recorded them in the Consolidated Financial Statements. Such adjustments did not have a material impact on the Company's financial condition, results of operations or cash flows.

Compliance Matters

        Tyco has received and responded to various allegations that certain improper payments were made by Tyco subsidiaries in recent years. During 2005, Tyco reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to the allegations. Tyco also informed the DOJ and the SEC that it has retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act, that it would continue to make periodic progress reports to these agencies, and that it would present its factual findings upon conclusion of the baseline review. The Company has and will continue to have communications with the DOJ and SEC to provide updates on the baseline review being conducted by outside counsel, including, as appropriate, briefings concerning additional instances of potential improper payments identified by the Company in the course of its ongoing compliance activities. At this time, Tyco cannot predict the outcome of these matters reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of any or all of these matters.

Other Matters

        Earth Tech v. City of Phoenix is a contract dispute arising from Earth Tech's contract with the City of Phoenix, Arizona for expansion of the City's 91st Avenue Waste Water Treatment Plant. On December 21, 2005, Earth Tech filed a lawsuit against the City of Phoenix in the Maricopa County Superior Court alleging $3 million in damages plus interest for the City's failure to pay dewatering and computer systems costs related to the 91st Avenue project. After the City rejected Earth Tech's administrative claim against the City, Earth Tech filed and served a First Amended Complaint upon the City of Phoenix. In its First Amended Complaint, Earth Tech alleged eighteen causes of action and requested the following: (i) a recovery of at least $73 million for the value of the services performed by Earth Tech in connection with the contract; (ii) a rescission of the contract; (iii) an equitable adjustment of the Contract price for additional dewatering services and the Computer Control System; and (iv) costs for demobilization and termination of the contract. The City of Phoenix filed a Motion to Dismiss rather than filing an answer to the First Amended Complaint on May 18, 2006. The Court granted the City's Motion to Dismiss without prejudice on September 19, 2006 allowing Earth Tech 30 days to file a Second Amended Complaint. Earth Tech filed its Second Amended Compliant against the City of Phoenix on September 25, 2006.

        On December 29, 2005, the City of Phoenix filed a lawsuit against Earth Tech, Inc., its surety, Federal Insurance Company and other unnamed parties in the Maricopa County Superior Court, The City of Phoenix v. Earth Tech, Inc., Federal Insurance Company and John Does 1-50. The lawsuit is in connection with the City of Phoenix's termination on August 12, 2005 of Earth Tech's contract with the City of Phoenix, Arizona for expansion of the City's 91st Avenue Waste Water Treatment Plant. The City alleges the following causes of action: (i) Earth Tech breached its Pre-Construction Services and Construction Management at Risk Contracts; (ii) Earth Tech did not properly, reasonably or timely manage, supervise or inspect the work under the Contracts; (iii) Federal Insurance breached the terms and conditions of the performance bond; and (iv) Federal Insurance failed to investigate the City's Bond Claims. The City requested unspecified general, consequential, incidental, special and liquidated damages plus interest as its relief. On February 8, 2006, Earth Tech filed a Motion to Dismiss the City's Complaint in which Federal Insurance Company joined. The Court denied Earth Tech's Motion to Dismiss on September 25, 2006. The City of Phoenix filed an Amended Complaint against Earth Tech and Federal Insurance on September 25, 2006. In the Amended Complaint, the City of Phoenix alleged damages of $128 million.

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

19.    Retirement Plans

        Measurement Date—In 2005, the Company changed the measurement date for its pension and post retirement benefit plans from September 30th to August 31st, effective October 1, 2004. The Company believes that the one-month change of measurement date is a preferable change as it allows management adequate time to evaluate and report the actuarial information in the Company's Consolidated Financial Statements under the accelerated reporting deadlines. Accordingly, all amounts presented as of and for the years ended September 29, 2006 and September 30, 2005 reflect an August 31 measurement date, while prior years reflect a September 30 measurement date. The Company has accounted for the change in measurement date as a change in accounting principle. The cumulative effect of the accounting principle change as of the beginning of 2005 was a $21 million after-tax gain ($28 million pretax). The effects of this change in measurement date did not have a material effect on net periodic benefit costs.

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

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans for 2006, 2005 and 2004 is as follows ($ in millions):

	U.S. Plans			Non-U.S. Plans
	2006	2005	2004	2006	2005	2004
Service cost	$25	$21	$25	$117	$106	$102
Interest cost	127	128	129	137	136	123
Expected return on plan assets	(164)	(151)	(114)	(126)	(107)	(86)
Amortization of initial net asset obligation	—	—	(1)	—	—	—
Amortization of prior service cost (benefit)	3	3	3	(4)	(1)	1
Amortization of net actuarial loss	52	43	46	54	47	52
Plan settlements, curtailments and special termination benefits	(1)	1	3	1	(4)	5

Net periodic benefit cost	$42	$45	$91	$179	$177	$197

Weighted-average assumptions used to determine net pension cost during the period:
Discount rate	5.3%	6.0%	6.0%	4.3%	4.9%	4.9%
Expected return on plan assets	8.0%	8.0%	8.0%	6.3%	6.5%	6.3%
Rate of compensation increase	4.0%	4.3%	4.3%	3.4%	3.6%	3.4%

        The change in benefit obligations, plan assets and the amounts recognized on the Consolidated Balance Sheets for all U.S. and non-U.S. defined benefit plans at September 29, 2006 and September 30, 2005 is as follows ($ in millions):

	U.S. Plans		Non-U.S. Plans
	2006	2005	2006	2005
Change in benefit obligations:
Benefit obligations at end of prior year	$2,478	$2,222	$3,235	$2,770
Effect of change in measurement date	—	11	—	(8)

Benefit obligations at beginning of period	2,478	2,233	3,235	2,762
Service cost	25	21	117	106
Interest cost	127	128	137	136
Employee contributions	—	—	13	10
Plan amendments	2	4	(16)	(43)
Actuarial (gain) loss	(107)	233	29	354
Benefits and administrative expenses paid	(144)	(140)	(107)	(104)
New plans	—	—	—	100
Plan settlements, curtailments and special termination benefits	(3)	(1)	(1)	(5)
Currency translation	—	—	167	(81)

Benefit obligations at end of period	$2,378	$2,478	$3,574	$3,235

Change in plan assets:
Fair value of plan assets at end of prior year	$2,126	$1,993	$1,952	$1,591
Effect of change in measurement date	—	(338)	—	(33)

Fair value of plan assets at beginning of period	2,126	1,655	1,952	1,558
Actual return on plan assets	168	246	188	260
Employer contributions	10	366	117	205
Employee contributions	—	—	13	11
New plans	—	—	—	82
Plan settlements, curtailments and special termination benefits	(3)	(1)	(3)	(8)
Benefits and administrative expenses paid	(144)	(140)	(107)	(104)
Currency translation	—	—	112	(52)

Fair value of plan assets at end of period	$2,157	$2,126	$2,272	$1,952

Funded status	$(221)	$(352)	$(1,302)	$(1,283)
Unrecognized net actuarial loss	625	787	976	1,014
Unrecognized prior service cost (benefit)	25	26	(51)	(36)
Unrecognized transition asset	—	—	(6)	(6)
Contributions after the measurement date	3	1	18	10

Net amount recognized	$432	$462	$(365)	$(301)

Amounts recognized on the Consolidated Balance Sheets:
Prepaid benefit cost	$2	$—	$31	$27
Accrued benefit liability	(209)	(344)	(997)	(974)
Intangible asset	18	22	6	5
Accumulated other comprehensive income	621	784	595	641

Net amount recognized	$432	$462	$(365)	$(301)

Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	6.0%	5.3%	4.5%	4.3%
Rate of compensation increase	4.0%	4.0%	3.6%	3.4%

        The accumulated benefit obligation for all U.S. plans as of September 29, 2006 and September 30, 2005 was $2,363 million and $2,465 million, respectively. The accumulated benefit obligation for all

non-U.S. plans as of September 29, 2006 and September 30, 2005 was $3,192 million and $2,870 million, respectively.

        The accumulated benefit obligation and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $2,355 million and $2,149 million, respectively, at September 29, 2006 and $2,465 million and $2,126 million, respectively, at September 30, 2005.

        The accumulated benefit obligation and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $3,051 million and $2,097 million, respectively, at September 29, 2006 and $2,738 million and $1,796 million, respectively, at September 30, 2005.

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

        Pension plans have the following weighted-average asset allocations at September 29, 2006 and September 30, 2005:

	U.S. Plans		Non-U.S. Plans
	2006	2005	2006	2005
Asset Category:
Equity securities	60%	59%	54%	54%
Debt securities	40%	38%	38%	31%
Real estate	—	—	3%	3%
Cash and cash equivalents	—	3%	5%	12%

Total	100%	100%	100%	100%

        Although the Company does not buy or sell any of its own stock as a direct investment for its pension funds, due to external investment management of the funds, the plans may indirectly hold Tyco stock. The aggregate amount of the shares would not be considered material relative to the total fund assets.

        The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates as well as to make discretionary voluntary contributions from time-to-time. The Company anticipates that at a minimum it will make the minimum required contributions to its pension plans in 2007 of $10 million for the U.S. plans and $141 million for non-U.S. plans.

        Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows ($ in millions):

	U.S. Plans	Non-U.S. Plans
2007	$138	$99
2008	144	106
2009	146	115
2010	162	122
2011	155	133
2012–2016	857	806

        The Company also participates in a number of multi-employer defined benefit plans on behalf of certain employees. Pension expense related to multi-employer plans was $6 million, $15 million and $13 million in 2006, 2005 and 2004, respectively.

        Executive Retirement Arrangements—Messrs. Kozlowski and Swartz participated in individual Executive Retirement Arrangements maintained by Tyco (the "ERA"). Under the ERA, Messrs. Kozlowski and Swartz would have fixed lifetime benefits commencing at their normal retirement age of 65. The Company's accrued benefit obligations for Messrs. Kozlowski and Swartz as of September 29, 2006 were $66 million and $34 million, respectively. The Company's accrued benefit obligations for Messrs. Kozlowski and Swartz as of September 30, 2005 were $62 million and $32 million, respectively. Retirement benefits are available at earlier ages and alternative forms of benefits can be elected. Any such variations would be actuarially equivalent to the fixed lifetime benefit starting at age 65. Amounts owed to Messrs. Kozlowski and Swartz under the ERA are in dispute by the Company.

        Defined Contribution Retirement Plans—The Company maintains several defined contribution retirement plans, which include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $204 million, $190 million and $175 million for 2006, 2005 and 2004, respectively. The Company also maintains an unfunded Supplemental Executive Retirement Plan ("SERP"). This plan is nonqualified and restores the employer match that certain employees lose due to IRS limits on eligible compensation under the defined contribution plans. Expense related to the SERP was $3 million in 2006, $6 million in 2005 and $3 million in 2004.

        Deferred Compensation Plans—The Company has nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to a number of funds in the Company's 401(k) plans and the account balance fluctuates with the investment returns on those funds. Deferred compensation expense was $10 million, $14 million and $15 million in 2006, 2005 and 2004, respectively. Total deferred compensation liabilities were $179 million and $171 million at September 29, 2006 and September 30, 2005, respectively.

        Rabbi Trusts—The Company has rabbi trusts, the assets of which may be used to pay non-qualified plan benefits. The trusts primarily hold corporate-owned life insurance policies, cash and cash equivalents, and debt and equity securities. At September 29, 2006 and September 30, 2005, trust assets totaled $399 million and $388 million, respectively. The cash surrender value of the life insurance policies, net of outstanding loans, included in the rabbi trust was $228 million and $218 million at September 29, 2006 and September 30, 2005, respectively. The rabbi trust assets, which are consolidated, are subject to the claims of the Company's creditors in the event of the Company's insolvency. Plan participants are general creditors of the Company with respect to these benefits.

        Postretirement Benefit Plans—The Company generally does not provide postretirement benefits other than pensions for its employees. However, certain acquired operations provide these benefits to employees who were eligible at the date of acquisition, and a small number of U.S. and Canadian operations provide on going eligibility for such benefits.

        Net periodic postretirement benefit cost for 2006, 2005 and 2004 is as follows ($ in millions):

	2006	2005	2004
Service cost	$4	$3	$2
Interest cost	15	18	21
Amortization of prior service benefit	(5)	(6)	(5)
Amortization of net actuarial (gain) loss	(1)	1	8
Curtailment/Settlement gain	—	—	(3)

Net periodic postretirement benefit cost	$13	$16	$23

Weighted-average assumptions used to determine net postretirement benefit cost during the period:
Discount rate	4.8%	5.5%	5.5%
Rate of compensation increase	4.0%	4.3%	4.3%

        The components of the accrued postretirement benefit obligations, substantially all of which are unfunded at September 29, 2006 and September 30, 2005, are as follows ($ in millions):

	2006	2005
Change in benefit obligations:
Benefit obligations at beginning of period	$337	$389
Service cost	4	3
Interest cost	15	18
Plan amendments	(7)	(15)
Actuarial gain	(13)	(37)
Benefits paid	(29)	(22)
Currency translation	1	1

Benefit obligations at end of period	$308	$337

	2006	2005
Change in plan assets:
Fair value of plan assets at beginning of period	$4	$5
Employer contributions	29	21
Benefits paid	(29)	(22)

Fair value of plan assets at end of period	$4	$4

Funded status	$(304)	$(333)
Unrecognized net loss	44	65
Unrecognized prior service benefit	(42)	(41)
Contributions after the measurement date	2	2

Accrued postretirement benefit cost	$(300)	$(307)

Weighted-average assumptions used to determine postretirement benefit obligations at year end:
Discount rate	5.7%	4.8%
Rate of compensation increase	4.0%	4.0%

        The Company expects to make contributions to its postretirement benefit plans of $26 million in 2007.

        Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows ($ in millions):

2007	$26
2008	25
2009	24
2010	23
2011	23
2012–2016	112

        For measurement purposes, a 10.1% and 11.5% composite annual rate of increase in the per capita cost of covered health care benefits was assumed at September 29, 2006 and September 30, 2005, respectively. At September 29, 2006 and September 30, 2005, the composite annual rate of increase in health care benefit costs was assumed to decrease gradually to 5.0% by the year 2013 and remain at that level thereafter. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects ($ in millions):

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$3	$(2)
Effect on postretirement benefit obligation	31	(25)

        In December 2003, the US enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Certain of the Company's retiree medical programs already provided prescription drug coverage for retirees over age 65 that were at least as generous as the benefits provided under Medicare. This Act reduces the Company's obligation in these instances. The Company included the effects of the Act in the Consolidated Financial Statements by reducing net periodic benefit cost by $12 million for 2005, and reflecting an actuarial gain which reduced its accumulated post retirement benefit obligation by approximately $64 million at September 30, 2005.

20.    Shareholder's Equity

        Preference Shares—Tyco has authorized 125,000,000 preference shares, par value of $1 per share, none of which were issued and outstanding at September 29, 2006 and September 30, 2005. Rights as to dividends, return of capital, redemption, conversion, voting and otherwise with respect to the preference shares may be determined by Tyco's Board of Directors on or before the time of issuance. In the event of the liquidation of the Company, the holders of any preference shares then outstanding would be entitled to payment to them of the amount for which the preference shares were subscribed and any unpaid dividends prior to any payment to the common shareholders.

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

        Share Repurchase Program—In July 2005 and May 2006, Tyco's Board of Directors approved share repurchase programs of $1.5 billion and $2.0 billion, respectively. During 2006, the Company repurchased 45 million of common shares for $1.2 billion completing the $1.5 billion share repurchase program and 50 million of common shares for $1.3 billion under the $2.0 billion share repurchase program. During 2005, the Company repurchased 10 million of common shares for $300 million.

21.    Share Plans

        As previously mentioned, the Company recorded compensation amounts for prior periods related to errors in the Company's stock option accounting and in the recognition of expense under the Company's employee stock purchase program in the United Kingdom. As such, the reported results for prior periods have been restated to reflect the impact of such additional stock-based compensation expense.

        Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. Under this transition method, the compensation cost recognized beginning October 1, 2005 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) all share-based payments granted subsequent to September 30, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost is generally recognized ratably over the requisite service period or period to retirement eligibility, if shorter. Prior period amounts have not been restated for the adoption of SFAS No. 123R.

        As a result of the adoption of SFAS No. 123R, the Company's results for the year ended September 29, 2006 include incremental share-based compensation expense of $161 million. The total share-based compensation cost during 2006, 2005 (restated) and 2004 (restated) of $282 million, $105 million and $126 million, respectively, has been included in the Consolidated Statements of Income within selling, general and administrative expenses. The Company has recognized a related tax benefit associated with its share-based compensation arrangements during 2006, 2005 (restated) and 2004 (restated) of $85 million, $36 million and $37 million, respectively.

        Prior to October 1, 2005, the Company accounted for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the stock at the date of grant. Had the fair value based method as prescribed by SFAS No. 123 been applied by Tyco, the effect on net income and earnings per share for 2005 and 2004 would have been as follows ($ in millions, except per share data):

	2005 (Restated)	2004 (Restated)
Net income, as reported	$3,019	$2,820
Add: Employee compensation expense for share options included in reported net income, net of income taxes	23	66
Less: Total employee compensation expense for share options determined under fair value method, net of income taxes	(169)	(264)

Net income, pro forma	$2,873	$2,622

Earnings per share:
Basic—as reported	$1.50	$1.41
Basic—pro forma	1.43	1.31
Diluted—as reported	1.43	1.32
Diluted—pro forma	1.37	1.24

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

When common shares are issued pursuant to a grant of restricted stock and restricted units (collectively, "restricted share awards"), deferred stock units, promissory stock, and performance units or as payment of an annual performance bonus or other stock-based award, the total number of common shares remaining available for grant will be decreased by a margin of at least 1.8 per common share issued. At September 29, 2006, there were approximately 162 million shares available for future grant under the 2004 Plan (including shares available under both the LTIP I and LTIP II Plans that are now assumable under the 2004 Plan).

        The 1994 Plan provided for the issuance of restricted stock grants to officers and non-officer employees. The 1994 Plan expired in November 2004; thus no additional grants of restricted stock have been made under this plan since November 2004 and no shares are available for future grant. At September 29, 2006, 30 million shares had been granted, of which 14 million were granted under the 2004 Plan and 16 million were granted under the 1994 Plan.

        The LTIP I Plan reserved common shares for issuance to Tyco's directors, executives and managers as share options. This plan is administered by the Compensation and Human Resources Committee of the Board of Directors of the Company, which consists exclusively of independent directors of the Company. Tyco had reserved 140 million common shares for issuance under the LTIP I Plan. At September 29, 2006, there were approximately 29 million shares originally reserved for issuance under this plan but now available for future grant under the 2004 Plan.

        The LTIP II Plan was a broad-based option plan for non-officer employees. Tyco had reserved 100 million common shares for issuance under the LTIP II Plan. The terms and conditions of this plan are similar to the LTIP I Plan. At September 29, 2006, there were approximately 35 million shares originally reserved for issuance under this plan that are now available for future grant under the 2004 Plan.

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

        At September 29, 2006, approximately 401 million share options had been granted, of which 230 million, 124 million and 47 million were granted under the LTIP I, LTIP II and 2004 Plans, respectively.

        The grant-date fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company's stock and implied volatility derived from exchange traded options. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures. The weighted-average assumptions used in the Black-Scholes option pricing model for 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Expected stock price volatility	34%	35%	47%
Risk free interest rate	4.28%	3.88%	2.56%
Expected annual dividend per share	$0.40	$0.40	$0.05
Expected life of options (years)	4.2	4.1	3.9

        The weighted-average grant-date fair values of options granted during 2006, 2005 and 2004 was $8.98, $11.04, and $10.79, respectively. The total intrinsic value of options exercised during 2006, 2005 and 2004 was $108 million, $142 million and $89 million, respectively. The related excess cash tax benefit classified as a financing cash inflow for 2006 was not significant.

        A summary of option activity as of September 29, 2006 and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at October 1, 2005	140,502,534	$32.80
Granted	10,981,808	28.99
Exercised	(11,993,526)	18.61
Expired	(13,873,678)	43.23
Forfeited	(4,342,262)	31.91

Outstanding at September 29, 2006	121,274,876	32.66	5.7	$398
Vested and unvested expected to vest at September 29, 2006	119,678,337	32.68	5.7	398
Exercisable at September 29, 2006	95,643,612	33.10	5.0	382

        As of September 29, 2006, there was $161 million of total unrecognized compensation cost related to non-vested options granted. The cost is expected to be recognized over a weighted-average period of 1.4 fiscal years.

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

        The Company also maintains two other employee stock purchase plans for the benefit of employees of certain qualified non-U.S. subsidiaries. The terms of these plans provide for the Company to grant to its employees the right to purchase shares of the Company's stock at a stated price and receive certain tax benefits.

        Under one plan, operated in Ireland, eligible employees are offered the opportunity to acquire shares using a portion of their bonus or, alternatively, receive a cash bonus subject to normal taxation.

Such employees also have the opportunity to forego a portion of their basic salary to purchase additional shares. As of September 29, 2006, there were 1 million shares available for future issuance under this plan.

        Under the second plan, the Save-As-You-Earn ("SAYE") Plan, eligible employees in the United Kingdom are granted options to purchase shares at the end of three years of service at 85% of the market price at the time of grant. Options under the SAYE Plan are generally exercisable after a period of three years and expire six months after the date of vesting. The SAYE Plan provides for a maximum of 10 million common shares to be issued; as of September 29, 2006, there were 7 million shares available for future issuance. All of the shares purchased under both the SAYE Plan and the Irish Bonus Plan are purchased on the open market.

        A summary of option activity under the SAYE Plan as of September 29, 2006 and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at October 1, 2005	2,486,634	$16.56
Granted	733,347	21.46
Exercised	(1,669,530)	12.79
Expired	(104,412)	23.82
Forfeited	(84,299)	20.96

Outstanding at September 29, 2006	1,361,740	22.99	2.2	$7
Vested and unvested expected to vest at September 29, 2006	1,166,517	22.92	2.2	6
Exercisable at September 29, 2006	60,252	12.75	0.1	1

        The grant-date-fair value of each option grant is estimated using the Black-Scholes option pricing model. Assumptions for expected volatility, the average expected life, and the risk-free rate were made using the same methodology as previously described under Share Options.

        The weighted-average grant-date fair values of options granted under the SAYE Plan during 2006, 2005 and 2004 was $8.80, $12.65, and $12.09, respectively. The total intrinsic value of options exercised during 2006, 2005 and 2004 was $24 million, $3 million and $0, respectively. The related excess cash tax benefit classified as a financing cash inflow for 2006 was not significant.

        As of September 29, 2006, there was $7 million in total unrecognized compensation cost related to non-vested options granted under the SAYE Plan. The cost is expected to be recognized over a period of 2.0 fiscal years.

        Restricted Share Awards—Restricted share awards are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant under the 2004 Plan. All restrictions on the award will lapse upon normal retirement, death or disability of the employee.

        For grants which vest based on certain specified performance criteria, the fair market value of the shares or units is expensed over the period of performance, once achievement of criteria is deemed probable. For grants that vest through passage of time, the fair market value of the award at the time of the grant is amortized to expense over the period of vesting. The fair value of restricted share awards is determined based on the market value of the Company's shares on the grant date. Restricted share awards generally vest after a period of three years, as determined by the Compensation Committee, upon attainment of various levels of performance that equal or exceed targeted levels, if applicable. The compensation expense recognized for restricted share awards is net of estimated forfeitures.

        Recipients of restricted shares have the right to vote such shares and receive dividends, whereas recipients of restricted units have no voting rights and receive dividend equivalents.

        A summary of the status of the Company's restricted share awards and performance shares as of September 29, 2006 and changes during the year then ended is presented in the tables below:

Non-vested Restricted Share Awards	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at October 1, 2005	7,348,292	$28.54
Granted	5,580,636	28.77
Vested	(1,316,777)	19.45
Forfeited	(1,344,971)	28.46

Non-vested at September 29, 2006	10,267,180	29.82

        The weighted-average grant-date fair value of restricted share awards granted during 2006, 2005 and 2004 was $28.77, $35.25 and $27.38, respectively. The total fair value of restricted share awards vested during 2006, 2005 and 2004 was $26 million, $3 million and $5 million, respectively.

Non-vested Performance Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at October 1, 2005	—	—
Granted	1,028,500	$28.95
Vested	(15,300)	29.00
Forfeited	(68,000)	28.91

Non-vested at September 29, 2006	945,200	28.94

        The total fair value of performance shares vested during 2006, 2005 and 2004 was insignificant.

        As of September 29, 2006, there was $174 million of total unrecognized compensation cost related to both non-vested restricted share awards and performance shares. That cost is expected to be recognized over a weighted-average period of 1.9 fiscal years.

        Deferred Stock Units—Deferred Stock Units ("DSUs") are notional units that are tied to the value of Tyco common shares with distribution deferred until termination of employment. Distribution, when made, will be in the form of actual shares. Similar to restricted share grants that vest through the passage of time, the fair value of DSUs is determined based on the market value of the Company's shares on the grant date and is amortized to expense over the vesting period. Recipients of DSUs do not have the right to vote such shares and do not have the right to receive cash dividends. However, they have the right to receive dividend equivalents. Conditions of vesting are determined at the time of grant. Under the 2004 Plan, the majority of Tyco's DSU grants vest in equal annual installments over three years. The Company has granted 2 million DSUs, of which all but 0.1 million were outstanding at September 29, 2006.

        A summary of the status of the Company's DSUs as of September 29, 2006 and changes during the year then ended is presented below:

Non-vested Deferred Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at October 1, 2005	400,000	$8.47
Granted	46,651	28.30
Dividend reinvestment	27,690	26.11
Vested	(274,341)	13.62

Non-vested at September 29, 2006	200,000	8.47

        The weighted-average grant-date fair value of DSUs granted during 2006, 2005 and 2004 was $28.30, $31.08 and $20.44, respectively. The total fair value of DSUs vested during 2006, 2005 and 2004 was $4 million, $6 million and $6 million, respectively. As of September 29, 2006, there was $1.7 million of total unrecognized compensation cost related to non-vested DSUs. That cost is expected to be recognized over a weighted-average period of 0.8 fiscal years.

22. Comprehensive Income

        The components of accumulated other comprehensive (loss) income are as follows ($ in millions):

	Currency Translation(1)	Unrealized (Loss) Gain on Securities(2)	Unrealized (Loss) Gain on Derivative Financial Instruments	Minimum Pension Liability	Accumulated Other Comprehensive (Loss) Income
Balance at October 1, 2003	$548	$(3)	$2	$(820)	$(273)
Pretax current period change	704	4	(5)	104	807
Income tax (expense) benefit	—	(1)	1	(18)	(18)

Balance at September 30, 2004	1,252	—	(2)	(734)	516
Pretax current period change	(48)	(4)	1	(279)	(330)
Income tax benefit (expense)	—	1	(1)	79	79

Balance at September 30, 2005	1,204	$(3)	(2)	(934)	265
Pretax current period change	619	1	1	211	832
Income tax expense	—	—	—	(62)	(62)

Balance at September 29, 2006	$1,823	$(2)	$(1)	$(785)	$1,035

(1)
During the year ended September 29, 2006, $34 million was transferred from currency translation adjustments as a result of the sale of foreign entities. This amount is included in loss from discontinued operations. During the year ended September 30, 2005, $48 million was transferred from currency translation adjustments and included in net income as a result of the sale of foreign entities. Of the $48 million gain, $30 million related to the TGN and is included in (gains) losses on divestitures while $18 million is included in loss from discontinued operations.

(2)
The years ended September 29, 2006 and September 30, 2005 include a reclassification of unrealized gains of $1 million and $2 million, respectively, related to the sale of certain investments. The year ended September 30, 2004 includes unrealized losses of $4 million related to the other than temporary impairment of investments.

23.    Consolidated Segment and Geographic Data

        The Company's segments are strategic business units that operate in different industries and are managed separately. Certain corporate expenses were allocated to each segment's operating income, based generally on net revenues.

        The Company operates in the following business segments:

  •
  Electronics designs, manufactures and distributes electrical and electronic components and related solutions;

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

        The segment and geographic data presented have been reclassified to exclude the results of discontinued operations. Also, the operating results of the TGN business were presented within Corporate until its sale in the third quarter of 2005.

        Selected information by business segment is presented in the following tables for 2006, and 2005 and 2004, as restated ($ in millions):

	2006	2005	2004
Net revenue(2):
Electronics	$12,724	$11,774	$11,371
Fire and Security	11,653	11,503	11,447
Healthcare	9,641	9,543	9,110
Engineered Products and Services	6,942	6,456	6,007
Corporate(1)	—	29	25

	$40,960	$39,305	$37,960

(1)
Related to the TGN business.

(2)
Revenue by operating segment excludes intercompany transactions.

	2006	2005 (Restated)	2004 (Restated)
Operating income:
Electronics	$1,808	$1,849	$1,744
Fire and Security	1,190	1,216	899
Healthcare	2,200	2,286	2,365
Engineered Products and Services	676	672	620
Corporate(1)(2)	(400)	(255)	(482)

	$5,474	$5,768	$5,146

(1)
Includes gain on sale of the TGN of $301 million in 2005. In addition, includes TGN operating loss of $54 million and $73 million in 2005 and 2004, respectively, prior to the disposition. Also includes general overhead expenses previously allocated to the Plastics and Adhesives segment of $3 million in 2006 and $12 million in 2005 and 2004.

(2)
Operating income for 2005 and 2004 has been restated to reflect additional compensation expense of $24 million and $85 million, respectively, related to the review of prior period stock option grant practices and equity plan compliance. See Note 1.

        Net revenue by groups of products within Tyco's segments for 2006, 2005 and 2004 is as follows ($ in millions):

	2006	2005	2004
Net revenue by groups of products:
Electronic Components	$11,041	$10,203	$9,485
Wireless	871	870	835
Electrical Contracting Services	—	—	353
Power Systems	513	447	492
Submarine Telecommunications	299	254	206

Electronics	12,724	11,774	11,371
Electronic Security Services	6,956	6,838	6,770
Fire Protection Contracting and Services	4,697	4,665	4,677

Fire and Security	11,653	11,503	11,447
Medical Devices & Supplies	7,573	7,549	7,124
Retail	855	830	912
Pharmaceuticals	1,213	1,164	1,074

Healthcare	9,641	9,543	9,110
Flow Control and Fire & Building Products	3,815	3,418	3,037
Electrical & Metal Products	1,867	1,745	1,545
Infrastructure Services	1,260	1,293	1,425

Engineered Products and Services	6,942	6,456	6,007
Corporate(1)	—	29	25

	$40,960	$39,305	$37,960

(1)
Related to the TGN business.

        Total assets by segment at September 29, 2006, and September 30, 2005 and 2004 are as follows ($ in millions):

	2006	2005 (Restated)	2004 (Restated)
Total assets:
Electronics	$19,196	$17,892	$18,205
Fire and Security	18,400	18,389	18,203
Healthcare	13,992	13,616	13,239
Engineered Products and Services	7,594	7,164	7,124
Corporate(1)	4,295	4,057	4,594
Assets held for sale	245	1,568	2,372

	$63,722	$62,686	$63,737

(1)
Includes total assets for the TGN business of $48 million at September 30, 2004.

        Depreciation and amortization and capital expenditures, net by segment for the years ended September 29, 2006, September 30, 2005 and 2004 are as follows ($ in millions):

	2006	2005	2004
Depreciation and amortization:
Electronics	$533	$543	$519
Fire and Security	1,081	1,106	1,132
Healthcare	334	319	327
Engineered Products and Services	106	108	116
Corporate	11	8	4

	$2,065	$2,084	$2,098

	2006	2005	2004
Capital expenditures, net:
Electronics	$549	$449	$370
Fire and Security	433	389	335
Healthcare	429	326	239
Engineered Products and Services	98	88	45
Corporate	5	11	(2)

	$1,514	$1,263	$987

        Net revenue by geographic area for the years ended September 29, 2006, September 30, 2005 and 2004 is as follows ($ in millions):

	2006	2005	2004
Net revenue(1):
United States	$19,985	$19,298	$19,254
Other Americas	2,494	2,202	2,103
Europe	11,498	11,407	10,830
Asia—Pacific	6,983	6,398	5,773

	$40,960	$39,305	$37,960

(1)
Revenue from external customers is attributed to individual countries based on the reporting entity that records the transaction.

        Long-lived assets by geographic area at September 29, 2006, September 30, 2005 and 2004 are as follows ($ in millions):

	2006	2005	2004
Long-lived assets(1):
United States	$6,091	$6,122	$6,261
Other Americas	618	569	628
Europe	2,242	2,187	2,214
Asia—Pacific	1,266	1,097	944
Corporate(2)	321	344	303

	$10,538	$10,319	$10,350

(1)
Long-lived assets are comprised primarily of property, plant and equipment and exclude goodwill and other intangible assets.

(2)
Includes long-lived assets for the TGN business of $24 million at September 30, 2004.

24.    Supplementary Income Statement Information

      Selected supplementary income statement information for the years ended September 29, 2006, September 30, 2005 and 2004 is as follows ($ in millions):

	2006	2005	2004
Research and development	$914	$833	$778
Advertising	$239	$262	$234

25.    Supplementary Balance Sheet and Cash Flow Information

        Selected supplementary balance sheet information as of September 29, 2006 and September 30, 2005 is as follows ($ in millions):

	2006	2005
Purchased materials and manufactured parts	$1,154	$1,020
Work in process	1,102	937
Finished goods	2,538	2,187

Inventories	$4,794	$4,144

Land	$536	$520
Buildings	2,988	2,862
Subscriber systems	4,775	4,745
Machinery and equipment	10,397	9,698
Property under capital leases(1)	265	265
Construction in progress	975	814
Accumulated depreciation(2)	(10,627)	(9,812)

Property, plant and equipment, net	$9,309	$9,092

Deferred tax asset—non-current	$3,432	$3,155
Other non-current assets	2,210	2,135

Other assets	5,642	5,290

Accrued payroll and payroll related costs	$991	$867
Deferred income tax liability—current	606	393
Income taxes payable—current	1,076	807
Other	3,161	3,702

Accrued and other current liabilities	$5,834	$5,769

Long-term pension and postretirement liabilities	$1,606	$1,704
Deferred income tax liability—non-current	1,557	1,228
Income taxes payable—non-current	2,114	2,165
Other	2,541	2,605

Other liabilities	$7,818	$7,702

(1)
Property under capital leases consists primarily of buildings.

(2)
Accumulated amortization of capital lease assets was $154 million and $146 million at September 29, 2006 and September 30, 2005, respectively.

        Supplementary non-cash financing activities as of September 29, 2006, September 30, 2005, and September 30, 2004 is as follows ($ in millions):

	2006	2005	2004
Conversion of debt to common shares	$1,235	$25	$6

26.    Summarized Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data for the years ended September 29, 2006 and September 30, 2005, as restated, is as follows ($ in millions, except per share data):

	2006
	1st Qtr.(1)	2nd Qtr.(2)	3rd Qtr.(3)	4th Qtr.(4)
Net revenue	$9,603	$10,093	$10,504	$10,760
Gross profit	3,228	3,410	3,447	3,592
Income from continuing operations	804	1,088	896	1,287
Loss from discontinued operations, net of income taxes	(234)	(66)	(28)	(20)
Cumulative effect of accounting change, net of income taxes	(14)	—	—	—
Net income	556	1,022	868	1,267
Basic earnings per share:
Income from continuing operations	$0.40	$0.54	$0.44	$0.64
Loss from discontinued operations, net of income taxes	(0.11)	(0.03)	(0.01)	(0.01)
Cumulative effect of accounting change, net of income taxes	(0.01)	—	—	—
Net income	0.28	0.51	0.43	0.63
Diluted earnings per share:
Income from continuing operations	0.39	0.52	0.43	0.63
Loss from discontinued operations, net of income taxes	(0.11)	(0.03)	(0.01)	(0.01)
Cumulative effect of accounting change, net of income taxes	(0.01)	—	—	—
Net income	0.27	0.49	0.42	0.62

(1)
Net revenue excludes $579 million of revenue related to discontinued operations. Income from continuing operations includes divestiture-related charges of $3 million, net restructuring and asset impairment charges of $12 million, of which $2 million is included in cost of sales, the write-off of purchased in-process research and development of $2 million, incremental stock option charges of $48 million, and separation costs of $8 million.

(2)
Net revenue excludes $281 million of revenue related to discontinued operations. Income from continuing operations includes divestiture-related gains of $44 million, net restructuring and asset impairment charges of $6 million, the write-off of purchased in-process research and development of $1 million, incremental stock option charges of $46 million, and separation costs of $25 million. Net income includes a $127 million favorable adjustment related to prior year tax reserves on legacy matters.

(3)
Net revenue excludes $145 million of revenue related to discontinued operations. Income from continuing operations includes VRP charge of $100 million, divestiture-related charges of $2 million, net restructuring and asset impairment charges of $9 million, incremental stock option charges of $38 million, and separation costs of $56 million.

(4)
Net revenue excludes $106 million of revenue related to discontinued operations. Income from continuing operations includes divestiture-related gains of $5 million, net restructuring and asset impairment charges of $6 million, of which $4 million is included in cost of sales, the write-off of purchased in-process research and development of $60 million, incremental stock option charges of $29 million, separation costs of $80 million, income from settlement with a former executive of $72 million and $48 million of income resulting from a reduction in our estimated workers' compensation liabilities primarily due to favorable claims experience.

	2005
	1st Qtr.(1)		2nd Qtr.(2)		3rd Qtr.(3)		4th Qtr.(4)
	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated
Net revenue	$9,497	$9,497	$9,876	$9,876	$9,997	$9,997	$9,935	$9,935
Gross profit	3,350	3,350	3,477	3,477	3,527	3,527	3,380	3,380
Income from continuing operations	721	713	393	391	1,076	1,074	867	866
(Loss) income from discontinued operations, net of income taxes	(12)	(12)	(201)	(201)	117	117	50	50
Cumulative effect of accounting change, net of income taxes	21	21	—	—	—	—	—	—
Net income	730	722	192	190	1,193	1,191	917	916
Basic earnings per share:
Income from continuing operations	$0.36	$0.36	$0.20	$0.19	$0.53	$0.53	$0.43	$0.43
(Loss) income from discontinued operations, net of income taxes	(0.01)	(0.01)	(0.10)	(0.10)	0.06	0.06	0.02	0.02
Cumulative effect of accounting change, net of income taxes	0.01	0.01	—	—	—	—	—	—
Net income	0.36	0.36	0.10	0.09	0.59	0.59	0.45	0.45
Diluted earnings per share:
Income from continuing operations	0.34	0.33	0.19	0.19	0.51	0.51	0.41	0.41
(Loss) income from discontinued operations, net of income taxes	(0.01)	—	(0.09)	(0.09)	0.05	0.05	0.03	0.03
Cumulative effect of accounting change, net of income taxes	0.01	0.01	—	—	—	—	—	—
Net income	0.34	0.34	0.10	0.10	0.56	0.56	0.44	0.44

(1)
Net revenue excludes $568 million of revenue related to discontinued operations. Income from continuing operations includes divestiture-related charges of $18 million, including $3 million in cost of sales, net restructuring charges of $6 million, a loss of $156 million related to the retirement of debt and a charge of $4 million related to the write-down of an investment.

(2)
Net revenue excludes $580 million of revenue related to discontinued operations. Income from continuing operations includes losses and impairments on divestitures of $2 million, net restructuring and other charges of $5 million, of which $1 million is included in cost of sales, a $50 million charge related to an SEC enforcement action, and a loss of $573 million related to the retirement of debt.

(3)
Net revenue excludes $565 million of revenue related to discontinued operations. Income from continuing operations includes a net restructuring credit of $3 million, charges for the impairment of long-lived assets of $3 million, net gain on the sale of TGN of $307 million along with $6 million of divestiture-related charges, and a loss of $179 million related to the retirement of debt.

(4)
Net revenue excludes $560 million of revenue related to discontinued operations. Income from continuing operations includes divestiture-related charges of $10 million, net restructuring and asset impairment charges of $1 million, a $277 million charge related to a patent dispute in the Healthcare segment, a $70 million charge related to certain former executives' employment, a loss of $105 million related to the retirement of debt and a $109 million court-ordered restitution award.

27.    Tyco International Group S.A.

        TIGSA, a wholly owned subsidiary of the Company, has public debt securities outstanding (see Note 15), which are fully and unconditionally guaranteed by Tyco. The following tables present condensed consolidating financial information for Tyco, TIGSA and all other subsidiaries. Condensed financial information for Tyco and TIGSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

CONSOLIDATING STATEMENT OF INCOME
For the Year Ended September 29, 2006
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$40,960	$—	$40,960
Cost of product sales	—	—	22,503	—	22,503
Cost of services	—	—	4,780	—	4,780
Selling, general and administrative expenses	(15)	56	7,947	—	7,988
Separation costs	45	—	124	—	169
Gains on divestitures	—	—	(44)	—	(44)
Restructuring and other charges, net	—	—	20	—	20
Impairment of long-lived assets	—	—	7	—	7
In-process research and development	—	—	63	—	63

Operating (loss) income	(30)	(56)	5,560	—	5,474
Interest income	1	28	105	—	134
Interest expense	—	(636)	(77)	—	(713)
Other expense, net	—	—	(11)	—	(11)
Equity in net income of subsidiaries	5,100	3,561	—	(8,661)	—
Intercompany interest and fees	(1,361)	592	769	—	—

Income from continuing operations before income taxes and minority interest	3,710	3,489	6,346	(8,661)	4,884
Income taxes	—	(1)	(798)	—	(799)
Minority interest	—	—	(10)	—	(10)

Income from continuing operations	3,710	3,488	5,538	(8,661)	4,075
Gain (loss) from discontinued operations, net of income taxes	3	—	(351)	—	(348)

Income before cumulative effect of accounting change	3,713	3,488	5,187	(8,661)	3,727
Cumulative effect of accounting change, net of income taxes	—	—	(14)	—	(14)

Net income	$3,713	$3,488	$5,173	$(8,661)	$3,713

CONSOLIDATING STATEMENT OF INCOME (RESTATED)
For the Year Ended September 30, 2005
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$39,305	$—	$39,305
Cost of product sales	—	—	20,804	—	20,804
Cost of services	—	—	4,767	—	4,767
Selling, general and administrative expenses	112	63	8,054	—	8,229
Gains on divestitures	—	—	(274)	—	(274)
Restructuring and other charges, net	—	—	5	—	5
Impairment of long-lived assets	—	—	6	—	6

Operating (loss) income	(112)	(63)	5,943	—	5,768
Interest income	1	28	94	—	123
Interest expense	—	(727)	(88)	—	(815)
Other (expense) income, net	—	(1,013)	102	—	(911)
Equity in net income of subsidiaries	4,539	2,882	—	(7,421)	—
Intercompany interest and fees	(1,409)	1,715	(306)	—	—

Income from continuing operations before income taxes and minority interest	3,019	2,822	5,745	(7,421)	4,165
Income taxes	—	(1)	(1,111)	—	(1,112)
Minority interest	—	—	(9)	—	(9)

Income from continuing operations	3,019	2,821	4,625	(7,421)	3,044
Loss from discontinued operations, net of income taxes	—	—	(46)	—	(46)

Income before cumulative effect of accounting change	3,019	2,821	4,579	(7,421)	2,998
Cumulative effect of accounting change, net of income taxes	—	—	21	—	21

Net income	$3,019	$2,821	$4,600	$(7,421)	$3,019

CONSOLIDATING STATEMENT OF INCOME (RESTATED)
For the Year Ended September 30, 2004
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$37,960	$—	$37,960
Cost of product sales	—	—	19,115	—	19,115
Cost of services	—	—	5,145	—	5,145
Selling, general and administrative expenses	90	3	8,089	—	8,182
Losses on divestitures	—	—	116	—	116
Restructuring and other charges, net	—	—	204	—	204
Impairment of long-lived assets	—	—	52	—	52

Operating (loss) income	(90)	(3)	5,239	—	5,146
Interest income	—	28	63	—	91
Interest expense	(5)	(819)	(132)	—	(956)
Other expense, net	—	(246)	(40)	—	(286)
Equity in net income of subsidiaries	4,161	2,277	—	(6,438)	—
Intercompany interest and fees	(1,245)	1,040	205	—	—

Income from continuing operations before income taxes and minority interest	2,821	2,277	5,335	(6,438)	3,995
Income taxes	(1)	—	(1,111)	—	(1,112)
Minority interest	—	—	(14)	—	(14)

Income from continuing operations	2,820	2,277	4,210	(6,438)	2,869
Loss from discontinued operations, net of income taxes	—	—	(49)	—	(49)

Net income	$2,820	$2,277	$4,161	$(6,438)	$2,820

CONSOLIDATING BALANCE SHEET
September 29, 2006
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$2	$1,158	$1,766	$—	$2,926
Accounts receivable, net	—	—	7,064	—	7,064
Inventories	—	—	4,794	—	4,794
Intercompany receivables	1,468	32	23,253	(24,753)	—
Prepaid expenses and other current assets	37	72	2,476	—	2,585
Deferred income taxes	—	—	1,171	—	1,171
Assets held for sale	—	—	245	—	245

Total current assets	1,507	1,262	40,769	(24,753)	18,785
Property, plant and equipment, net	—	—	9,309	—	9,309
Goodwill	—	—	24,858	—	24,858
Intangible assets, net	—	—	5,128	—	5,128
Investment in subsidiaries	60,952	35,238	—	(96,190)	—
Intercompany loans receivable	—	23,678	19,722	(43,400)	—
Other assets	—	96	5,546	—	5,642

Total Assets	$62,459	$60,274	$105,332	$(164,343)	$63,722

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$762	$46	$—	$808
Accounts payable	2	—	3,525	—	3,527
Accrued and other current liabilities	213	254	5,367	—	5,834
Deferred revenue	—	—	841	—	841
Intercompany payables	7,101	16,152	1,500	(24,753)	—
Liabilities held for sale	—	—	56	—	56

Total current liabilities	7,316	17,168	11,335	(24,753)	11,066
Long-term debt	—	8,790	575	—	9,365
Intercompany loans payable	19,722	—	23,678	(43,400)	—
Other liabilities	2	6	7,810	—	7,818

Total Liabilities	27,040	25,964	43,398	(68,153)	28,249
Minority interest	—	—	54	—	54
Shareholders' Equity:
Preference shares	—	—	13,070	(13,070)	—
Common shares	419	1	(21)	(1)	398
Other shareholders' equity	35,000	34,309	48,831	(83,119)	35,021

Total Shareholders' Equity	35,419	34,310	61,880	(96,190)	35,419

Total Liabilities and Shareholders' Equity	$62,459	$60,274	$105,332	$(164,343)	$63,722

CONSOLIDATING BALANCE SHEET (RESTATED)
September 30, 2005
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$3	$1,204	$2,005	$—	$3,212
Accounts receivable, net	—	—	6,657	—	6,657
Inventories	—	—	4,144	—	4,144
Intercompany receivables	1,847	37	11,382	(13,266)	—
Prepaid expenses and other current assets	21	103	1,737	—	1,861
Deferred income taxes	—	—	1,220	—	1,220
Assets held for sale	—	—	1,568	—	1,568

Total current assets	1,871	1,344	28,713	(13,266)	18,662
Property, plant and equipment, net	—	—	9,092	—	9,092
Goodwill	—	—	24,557	—	24,557
Intangible assets, net	—	—	5,085	—	5,085
Investment in subsidiaries	57,863	30,396	—	(88,259)	—
Intercompany loans receivable	—	21,577	27,254	(48,831)	—
Other assets	24	165	5,101	—	5,290

Total Assets	$59,758	$53,482	$99,802	$(150,356)	$62,686

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$2	$1,700	$228	$—	$1,930
Accounts payable	9	—	3,010	—	3,019
Accrued and other current liabilities	279	367	5,123	—	5,769
Deferred revenue	—	—	771	—	771
Intercompany payables	8,271	3,111	1,884	(13,266)	—
Liabilities held for sale	—	—	320	—	320

Total current liabilities	8,561	5,178	11,336	(13,266)	11,809
Long-term debt	—	10,008	591	—	10,599
Intercompany loans payable	18,615	8,639	21,577	(48,831)	—
Other liabilities	67	8	7,627	—	7,702

Total Liabilities	27,243	23,833	41,131	(62,097)	30,110
Minority interest	—	—	61	—	61
Shareholders' Equity:
Preference shares	—	—	13,070	(13,070)	—
Common shares	405	1	(2)	(1)	403
Other shareholders' equity	32,110	29,648	45,542	(75,188)	32,112

Total Shareholders' Equity	32,515	29,649	58,610	(88,259)	32,515

Total Liabilities and Shareholders' Equity	$59,758	$53,482	$99,802	$(150,356)	$62,686

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 29, 2006
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by operating activities	$(513)	$(886)	$6,993	$—	$5,594
Net cash used in discontinued operating activities	—	—	(28)	—	(28)
Cash Flows From Investing Activities:
Capital expenditures	—	—	(1,569)	—	(1,569)
Proceeds from disposal of assets	—	—	55	—	55
Acquisition of customer accounts (ADT dealer program)	—	—	(373)	—	(373)
Acquisition of businesses, net of cash acquired	—	—	(413)	—	(413)
Purchase accounting and holdback liabilities	—	—	(19)	—	(19)
Divestiture of businesses, net of cash retained	—	—	934	—	934
Decrease (increase) in investments	—	99	(41)	—	58
Decrease in intercompany loans	—	1,749	—	(1,749)	—
Decrease in restricted cash	—	—	12	—	12
Other	—	—	(11)	—	(11)

Net cash provided by (used in) investing activities	—	1,848	(1,425)	(1,749)	(1,326)
Net cash used in discontinued investing activities	—	—	(100)	—	(100)
Cash Flows From Financing Activities:
Net repayments of debt	(2)	(1,008)	(223)	—	(1,233)
Proceeds from exercise of share options	213	—	37	—	250
Dividends paid	(806)	—	—	—	(806)
Repurchase of common shares by subsidiary	—	—	(2,544)	—	(2,544)
Loan borrowings from (repayments to) affiliates	1,107	—	(2,856)	1,749	—
Transfer to discontinued operations	—	—	(241)	—	(241)
Other	—	—	(22)	—	(22)

Net cash (used in) provided by financing activities	512	(1,008)	(5,849)	1,749	(4,596)
Net provided by discontinued financing activities	—	—	137	—	137
Effect of currency translation on cash	—	—	42	—	42
Net decrease in cash and cash equivalents	(1)	(46)	(230)	—	(277)
Less: net increase in cash related to discontinued operations	—	—	(9)	—	(9)
Cash and cash equivalents at beginning of year	3	1,204	2,005	—	3,212

Cash and cash equivalents at end of year	$2	$1,158	$1,766	$—	$2,926

CONSOLIDATING STATEMENT OF CASH FLOWS (RESTATED)
For the Year Ended September 30, 2005
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by operating activities	$628	$2,429	$3,097	$—	$6,154
Net cash provided by discontinued operating activities	—	—	64	—	64
Cash Flows From Investing Activities:
Capital expenditures	—	—	(1,354)	—	(1,354)
Proceeds from disposal of assets	—	—	91	—	91
Acquisition of customer accounts (ADT dealer program)	—	—	(328)	—	(328)
Acquisition of businesses, net of cash acquired	—	—	(82)	—	(82)
Purchase accounting and holdback liabilities	—	—	(47)	—	(47)
Divestiture of businesses, net of cash retained	—	—	295	—	295
Increase in investments	—	(99)	(173)	—	(272)
Decrease in intercompany loans	—	1,196	—	(1,196)	—
Increase in restricted cash	—	—	(2)	—	(2)
Other	—	—	(16)	—	(16)

Net cash provided by (used in) investing activities	—	1,097	(1,616)	(1,196)	(1,715)
Net cash used in discontinued investing activities	—	—	(39)	—	(39)
Cash Flows From Financing Activities:
Net repayments of debt	—	(4,772)	(207)	—	(4,979)
Proceeds from exercise of share options	—	—	226	—	226
Dividends paid	(628)	—	—	—	(628)
Repurchase of common shares by subsidiary	—	—	(300)	—	(300)
Loan repayments to parent	—	—	(1,196)	1,196	—
Transfer to discontinued operations	—	—	(78)	—	(78)
Other	2	(2)	(23)	—	(23)

Net cash used in financing activities	(626)	(4,774)	(1,578)	1,196	(5,782)
Net cash used in discontinued financing activities	—	—	(16)	—	(16)
Effect of currency translation on cash	—	—	65	—	65
Net increase (decrease) in cash and cash equivalents	2	(1,248)	(23)	—	(1,269)
Less: net increase in cash related to discontinued operations	—	—	(9)	—	(9)
Cash and cash equivalents at beginning of year	1	2,452	2,037	—	4,490

Cash and cash equivalents at end of year	$3	$1,204	$2,005	$—	$3,212

CONSOLIDATING STATEMENT OF CASH FLOWS (RESTATED)
For the Year Ended September 30, 2004
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by operating activities	$2,311	$1,109	$1,785	$—	$5,205
Net cash provided by discontinued operating activities	—	—	206	—	206
Cash Flows From Investing Activities:
Capital expenditures, net	—	—	(1,127)	—	(1,127)
Proceeds from disposal of assets	—	—	140	—	140
Acquisition of customer accounts (ADT dealer program)	—	—	(254)	—	(254)
Acquisition of businesses, net of cash acquired	—	—	(15)	—	(15)
Purchase accounting and holdback liabilities	—	—	(104)	—	(104)
Divestiture of businesses, net of cash retained	—	—	236	—	236
Decrease (increase) in investments	—	470	(47)	—	423
Decrease in intercompany loans	218	51	—	(269)	—
Decrease in restricted cash	—	315	27	—	342
Other	—	—	(25)	—	(25)

Net cash provided by (used in) investing activities	218	836	(1,169)	(269)	(384)
Net cash used in discontinued investing activities	—	—	(48)	—	(48)
Cash Flows From Financing Activities:
Net repayments of debt	(2,480)	(1,775)	(503)	—	(4,758)
Proceeds from exercise of share options	—	—	155	—	155
Dividends paid	(100)	—	—	—	(100)
Repurchase of common shares by subsidiary	—	—	(1)	—	(1)
Loan repayments to parent	—	—	(269)	269	—
Transfer from discontinued operations	—	—	169	—	169
Other	5	—	(29)	—	(24)

Net cash used in financing activities	(2,575)	(1,775)	(478)	269	(4,559)
Net cash used in discontinued financing activities	—	—	(186)	—	(186)
Effect of currency translation on cash	—	—	45	—	45
Net (decrease) increase in cash and cash equivalents	(46)	170	155	—	279
Less: net decrease in cash related to discontinued operations	—	—	28	—	28
Cash and cash equivalents at beginning of year	47	2,282	1,854	—	4,183

Cash and cash equivalents at end of year	$1	$2,452	$2,037	$—	$4,490

28.    Subsequent Events

        On October 27, 2006, the Company completed the sale of its PCG business, which was part of the Electronics segment, for $226 million and expects to record a gain on the sale of approximately $45 million.

        On October 27, 2006, Mark H. Swartz, former Chief Financial Officer and Director, paid restitution to the Company in the amount of $38 million. In addition, on November 17, 2006, the Supreme Court of the State of New York ordered $98 million to be released from an escrow account under the supervision of the Manhattan District Attorney to Tyco on January 2, 2007 in relation to the restitution owed by L. Dennis Kozlowski, former Chairman and Chief Executive Officer.

        On October 31, 2006, the Company exercised its right to buy five cable laying sea vessels that were previously included under an off-balance sheet leasing arrangement for $280 million.

        In November 2006, the Company announced that it has launched a restructuring program across all segments including the corporate organization which will streamline some of the businesses and reduce Tyco's operational footprint. The Company obtained approval from the Board of Directors for up to $600 million over the next two years for related costs.

        Through December 8, 2006, the Company repurchased an additional 9.2 million of its common shares for $279 million under the $2.0 billion share repurchase program approved by the Board of Directors in May 2006.

TYCO INTERNATIONAL LTD.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Description	Balance at Beginning of Year	Additions Charged to Income	Acquisitions, Divestitures and Other	Deductions	Balance at End of Year
Accounts Receivable:
Year Ended September 30, 2004	$708	$156	$18	$(368)	$514
Year Ended September 30, 2005	514	93	(2)	(184)	421
Year Ended September 29, 2006	421	34	19	(138)	336

QuickLinks

TABLE OF CONTENTS
PART I
PART II
Commitments and Contingencies
Off-Balance Sheet Arrangements
Accounting Pronouncements
Forward-Looking Information
PART III
PART IV
SIGNATURES
TYCO INTERNATIONAL LTD. Index to Consolidated Financial Information
MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF INCOME Years ended September 29, 2006, September 30, 2005 and 2004 (in millions, except per share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED BALANCE SHEETS As of September 29, 2006 and September 30, 2005 (in millions, except share data)
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEET September 29, 2006 ($ in millions)
CONSOLIDATING BALANCE SHEET (RESTATED) September 30, 2005 ($ in millions)
CONSOLIDATING STATEMENT OF CASH FLOWS For the Year Ended September 29, 2006 ($ in millions)
CONSOLIDATING STATEMENT OF CASH FLOWS (RESTATED) For the Year Ended September 30, 2005 ($ in millions)
CONSOLIDATING STATEMENT OF CASH FLOWS (RESTATED) For the Year Ended September 30, 2004 ($ in millions)
TYCO INTERNATIONAL LTD. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in millions)