Form 10-Q
period 2006-12-29
TYCO INTERNATIONAL LTD /BER/
filed 2007-02-06
CIK 833444

Use these links to rapidly review the document
TYCO INTERNATIONAL LTD. INDEX TO FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 29, 2006
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

441-292-8674
(Registrant's telephone number)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The number of common shares outstanding as of January 26, 2007 was 1,977,228,250.

TYCO INTERNATIONAL LTD.

INDEX TO FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions, except per share data)

	For the Quarters Ended
	December 29, 2006	December 30, 2005
Revenue from product sales	$8,384	$7,684
Service revenue	1,945	1,913

Net revenue	10,329	9,597
Cost of product sales	5,694	5,194
Cost of services	1,167	1,179
Selling, general and administrative expenses	2,116	1,977
Separation costs	85	8
Restructuring, asset impairment and divestiture charges, net	90	15

Operating income	1,177	1,224
Interest income	41	37
Interest expense	(167)	(188)
Other income (expense), net	1	(1)

Income from continuing operations before income taxes and minority interest	1,052	1,072
Income taxes	(307)	(266)
Minority interest	(3)	(3)

Income from continuing operations	742	803
Income (loss) from discontinued operations, net of income taxes	51	(233)

Income before cumulative effect of accounting change	793	570
Cumulative effect of accounting change, net of income taxes	—	(14)

Net income	$793	$556

Basic earnings per share:
Income from continuing operations	$0.37	$0.40
Income (loss) from discontinued operations	0.03	(0.11)

Income before cumulative effect of accounting change	0.40	0.29
Cumulative effect of accounting change	—	(0.01)

Net income	$0.40	$0.28

Diluted earnings per share:
Income from continuing operations	$0.37	$0.39
Income (loss) from discontinued operations	0.02	(0.11)

Income before cumulative effect of accounting change	0.39	0.28
Cumulative effect of accounting change	—	(0.01)

Net income	$0.39	$0.27

Weighted-average number of shares outstanding:
Basic	1,983	2,003
Diluted	2,034	2,109

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)

	December 29, 2006	September 29, 2006
Assets
Current Assets:
Cash and cash equivalents	$2,598	$2,910
Accounts receivable, less allowance for doubtful accounts of $335 and $336, respectively	7,115	7,060
Inventories	5,268	4,793
Other current assets	3,865	4,095

Total current assets	18,846	18,858
Property, plant and equipment, net	9,515	9,240
Goodwill	25,040	24,858
Intangible assets, net	5,101	5,128
Other assets	5,174	5,638

Total Assets	$63,676	$63,722

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$1,627	$800
Accounts payable	3,467	3,526
Accrued and other current liabilities	6,214	6,766

Total current liabilities	11,308	11,092
Long-term debt	8,602	9,340
Other liabilities	7,858	7,817

Total Liabilities	27,768	28,249

Commitments and contingencies (Note 11)
Minority interest	37	54
Shareholders' Equity:
Common shares, $0.20 par value, 4,000,000,000 shares authorized; 1,975,883,048 and 1,992,120,380 shares outstanding, net of 126,404,211 and 104,982,780 shares owned by subsidiaries, respectively	395	398
Capital in excess:
Share premium	8,906	8,787
Contributed surplus	13,946	14,493
Accumulated earnings	11,302	10,706
Accumulated other comprehensive income	1,322	1,035

Total Shareholders' Equity	35,871	35,419

Total Liabilities and Shareholders' Equity	$63,676	$63,722

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	For the Quarters Ended
	December 29, 2006	December 30, 2005
Cash Flows From Operating Activities:
Net income	$793	$556
(Income) loss from discontinued operations	(51)	233
Cumulative effect of accounting change	—	14

Income from continuing operations	742	803
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	528	510
Non-cash compensation expense	86	73
Deferred income taxes	115	(26)
Provision for losses on accounts receivable and inventory	78	54
Non-cash restructuring, asset impairment and divestiture charges, net	9	19
Other non-cash items	10	16
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	17	92
Inventories	(460)	(274)
Accounts payable	(114)	(25)
Accrued and other liabilities	(405)	(511)
Income taxes	(5)	76
Other	243	(123)

Net cash provided by operating activities	844	684

Net cash provided by (used in) discontinued operating activities	8	(13)

Cash Flows From Investing Activities:
Capital expenditures	(663)	(298)
Proceeds from disposal of assets	13	9
Acquisition of businesses, net of cash acquired	(63)	(88)
Acquisition of customer accounts (ADT dealer program)	(97)	(77)
Purchase accounting and holdback liabilities	(14)	(6)
Divestiture of businesses, net of cash retained	300	(4)
Decrease in investments	13	94
Decrease in restricted cash	15	24
Other	38	(9)

Net cash used in investing activities	(458)	(355)

Net cash used in discontinued investing activities	(1)	(82)

Cash Flows From Financing Activities:
Net repayment of short-term debt	(6)	(2)
Repayment of long-term debt	—	(7)
Proceeds from exercise of share options	120	61
Dividends paid	(199)	(200)
Repurchase of common shares by subsidiary	(660)	(216)
Transfer to discontinued operations	12	(91)
Other	9	(2)

Net cash used in financing activities	(724)	(457)

Net cash (used in) provided by discontinued financing activities	(17)	96

Effect of currency translation on cash	26	(4)

Net decrease in cash and cash equivalents	(322)	(131)
Less: net decrease (increase) in cash related to discontinued operations	10	(1)
Cash and cash equivalents at beginning of period	2,910	3,204

Cash and cash equivalents at end of period	$2,598	$3,072

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

For the Quarters Ended December 29, 2006 and December 30, 2005

(in millions)

	Number of Common Shares	Common Shares $0.20 Par Value	Share Premium	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2005	2,015	$403	$8,540	$15,507	$7,800	$265	$32,515
Comprehensive income:
Net income					556		556
Currency translation						(257)	(257)

Total comprehensive income							299
Dividends declared					(201)		(201)
Restricted share grants, net of forfeitures	4	1		(1)			—
Share options exercised, net of tax expense of $2 million	3	1	60	(2)			59
Repurchase of common shares by subsidiary	(8)	(2)		(214)			(216)
Compensation expense				75			75
Other			1	20			21

Balance at December 30, 2005	2,014	$403	$8,601	$15,385	$8,155	$8	$32,552

	Number of Common Shares	Common Shares $0.20 Par Value	Share Premium	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 29, 2006	1,992	$398	$8,787	$14,493	$10,706	$1,035	$35,419
Comprehensive income:
Net income					793		793
Currency translation						297	297
Minimum pension liability, net of income taxes of $5 million						(10)	(10)

Total comprehensive income							1,080
Dividends declared					(197)		(197)
Share options exercised, including tax benefit of $22 million	6	2	119	22			143
Repurchase of common shares by subsidiary	(22)	(5)		(655)			(660)
Compensation expense				86			86

Balance at December 29, 2006	1,976	$395	$8,906	$13,946	$11,302	$1,322	$35,871

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

        The financial statements have been prepared in United States dollars and in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended, and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States ("GAAP"). These financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2006 (the "2006 Form 10-K").

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

        References to 2007 and 2006 are to Tyco's fiscal quarters ending December 29, 2006 and December 30, 2005, respectively, unless otherwise indicated.

        Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation.

        Recently Issued Accounting Pronouncements—In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS No. 158 requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Under SFAS No. 158, companies are required to measure plan assets and benefit obligations as of their fiscal year end. The Company presently uses a measurement date of August 31st. SFAS No. 158 also requires additional disclosure in the notes to the financial statements. The recognition provisions of SFAS No. 158 are effective at the end of fiscal 2007, while the measurement date provisions become effective in fiscal 2009. The Company is currently assessing the impact of SFAS No. 158 on its consolidated financial statements. Based on the funded status of defined benefit and other postretirement plans as of September 29, 2006, the Company estimates that it would recognize a net $356 million liability through a reduction in shareholders' equity. The ultimate amounts recorded are highly dependent on various estimates and assumptions including, among other things, the discount rate selected, future compensation levels and performance of plan assets. Changes in these assumptions could increase or decrease the estimated impact of implementing SFAS No. 158.

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

        In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 is effective for Tyco in the first quarter of fiscal 2008. The Company is currently assessing the impact that FIN No. 48 will have on the results of its operations, financial position or cash flows.

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

        In connection with the Proposed Separation, the Company estimates that it will incur income statement charges of $1.2 billion to $1.6 billion, after tax, related primarily to debt refinancing, tax restructuring, professional services and employee-related costs. During the quarters ended December 29, 2006 and December 30, 2005, the Company incurred costs related to the Proposed Separation of $85 million and $8 million, respectively.

        Consummation of the Proposed Separation is subject to certain conditions, including final approval by the Tyco Board of Directors, receipt of certain tax rulings, necessary opinions of counsel, the effectiveness of Registration Statements filed with the Securities and Exchange Commission ("SEC") and the completion of any necessary debt refinancings. Approval by the Company's shareholders is not required as a condition to the consummation of the Proposed Separation. Tyco has received an initial private letter ruling from the Internal Revenue Service ("IRS") and an opinion from outside counsel regarding the U.S. federal income tax consequences of the Proposed Separation noting it will qualify for favorable tax treatment. In January 2007, Tyco filed initial Registration Statements with the SEC to register the equity of Tyco Healthcare and Tyco Electronics. The Company expects the Proposed Separation to occur early in the second calendar quarter of 2007.

3.    Discontinued Operations and Divestitures

Discontinued Operations

        During 2006, the Company entered into a definitive sale agreement to divest the Printed Circuit Group ("PCG") business, a component of the Electronics segment. During the first quarter of 2007, the Company consummated the sale of its PCG business for $231 million in net cash proceeds and recorded a pre-tax gain on the sale of $45 million.

        During the first quarter of 2007, the operations of Aguas Industriales de Jose, C.A. ("AIJ"), a majority owned Engineered Products and Services segment joint venture in Venezuela, were sold to the local government for $42 million in net cash proceeds and a pre-tax gain on sale of $19 million was recorded.

        During the first quarter of 2006, Tyco reached a definitive agreement to sell its Plastics, Adhesives and Ludlow Coated Products businesses and was negotiating the sale of its A&E Products business. At that time, the Company assessed the recoverability of the carrying value of these businesses and, based on existing market conditions and the terms and conditions included or expected to be included in the respective sales agreements, recorded pre-tax impairment charges of $275 million and $17 million related to the Plastics, Adhesives and Ludlow Coated Products businesses and the A&E Products business, respectively, to write the businesses down to fair values less costs to sell. The businesses were sold during 2006. During the first quarter of 2007, the Company also collected a $30 million receivable due from the purchaser of the Plastics, Adhesives and Ludlow Coated Products businesses related to the decline in average resin prices.

        The PCG, AIJ, Plastics, Adhesives and Ludlow Coated Products and A&E Products businesses all met the held for sale and discontinued operations criteria and have been included in discontinued operations in all periods presented.

        Net revenue, income (loss) from operations, income (loss) on sale and income tax (expense) benefit for discontinued operations are as follows ($ in millions):

	For the Quarters Ended
	December 29, 2006	December 30, 2005
Net revenue	$30	$585

Pre-tax (loss) income from discontinued operations	$(2)	$28
Pre-tax income (loss) on sale of discontinued operations	58	(294)
Income tax (expense) benefit	(5)	33

Income (loss) from discontinued operations, net of income taxes	$51	$(233)

Losses (gains) on divestitures

        During the first quarter of 2007, the Company did not record any divestiture charges in continuing operations. During the first quarter of 2006, the Company divested two businesses within Fire and Security and recorded net divestiture charges of $3 million.

Businesses held for sale

        Balance sheet information for discontinued operations and other businesses and assets held for sale, included in other current assets and accrued and other current liabilities in the Consolidated Balance Sheets, is as follows ($ in millions):

	December 29, 2006	September 29, 2006
Accounts receivable, net	$—	$86
Inventories	—	58
Other current assets	—	19
Property, plant and equipment, net	2	171
Other non-current assets	1	7

Total assets	$3	$341

Current maturities of long-term debt	$—	$8
Accounts payable	—	38
Accrued and other current liabilities	—	21
Long-term debt	—	25
Other liabilities	—	3

Total liabilities	$—	$95

4.    Acquisitions

        During 2006, Tyco's Healthcare segment acquired over 50% ownership of Airox S.A. ("Airox") for $59 million, net of cash acquired of $4 million. During the first quarter of 2007, Tyco's Healthcare segment acquired the remaining outstanding shares of Airox in a mandatory tender offer for approximately $46 million in cash, and now owns 100% of the business. During the first quarter of 2007, the Company also recorded an additional $8 million in-process research and development charge, included within restructuring, asset impairment and divestiture charges, net in the Consolidated Statements of Income, in conjunction with the acquisition. In-process research and development charges for the entire acquisition totaled $19 million. These charges relate to the development of second generation technology which has not yet obtained regulatory approval. As of the acquisition date, the in-process research and development was not considered to be technologically feasible or to have any alternative future use.

        Cash paid for other acquisitions, primarily within Fire and Security, during the first quarter of 2007 and 2006 totaled $17 million and $6 million, respectively.

        During the first quarter of 2006, Tyco's Healthcare segment acquired a controlling interest in Floreane Medical Implants, S.A. ("Floreane") for approximately $82 million, net of cash acquired of $3 million. During the first quarter of 2006, the Company recorded a $2 million in-process research and development charge, included within restructuring, asset impairment and divestiture charges, net in the Consolidated Statements of Income, in conjunction with the acquisition. In-process research and development charges for the entire acquisition totaled $3 million. These charges primarily relate to the development and replacement of certain core technologies. As of the acquisition date, the in-process research and development was not considered to be technologically feasible or to have any alternative future use.

        These acquisitions were funded utilizing cash from operations. The results of operations of the acquired companies have been included in the consolidated results from the respective acquisition dates. These acquisitions did not have a material effect on the Company's financial position, results of operations or cash flows.

        At December 29, 2006, $47 million of acquisition liabilities remained on the Consolidated Balance Sheets, of which $22 million are included in accrued and other current liabilities and $25 million are included in other liabilities. These acquisition liabilities relate to facility exit costs, employee severance and benefits, distributor and supplier cancellation fees and other costs. At September 29, 2006, $40 million of acquisition liabilities remained on the Consolidated Balance Sheets, of which $14 million are included in accrued and other current liabilities and $26 million are included in other liabilities.

        During the quarters ended December 29, 2006 and December 30, 2005, the Company paid cash of approximately $14 million and $80 million, respectively, relating to purchase accounting and holdback liabilities related to certain prior period acquisitions. Of the total cash paid during the quarter ended December 30, 2005, $74 million was reported in discontinued operations. Holdback liabilities represent a portion of the purchase price that is withheld from the seller pending finalization of the acquisition balance sheet and other contingencies. At December 29, 2006, holdback liabilities on our Consolidated Balance Sheets were $103 million, of which $13 million are included in accrued and other current liabilities and $90 million are included in other liabilities. At September 29, 2006 holdback liabilities on our Consolidated Balance Sheets were $112 million, of which $23 million are included in accrued and other current liabilities and $89 million are included in other liabilities. Approximately $55 million and $53 million of the total holdback liabilities at December 29, 2006 and September 29, 2006, respectively, are retained liabilities of discontinued operations.

5.    Restructuring and Asset Impairment Charges, Net

        Restructuring and asset impairment charges, net during the quarters ended December 29, 2006 and December 30, 2005 are as follows ($ in millions):

	For the Quarters ended
	December 29, 2006	December 30, 2005
Fire and Security	$37	$2
Healthcare	16	3
Electronics	9	5
Engineered Products and Services	7	1
Corporate	14	1

	83	12
Inventory charges in cost of sales	(1)	(2)

Restructuring and asset impairment charges, net	$82	$10

2007 Charges

        During the first quarter of 2007, the Company launched a restructuring program across all segments including the corporate organization which will streamline some of the businesses and reduce the operational footprint. The Company expects to incur charges of approximately $600 million over the next two years related to the restructuring program. This program includes projects in all four business segments, as well as Corporate. The $600 million program includes actions of approximately $270 million at Fire & Security; $150 million at Healthcare; $80 million at Engineered Products & Services; $60 million at Electronics and $40 million at Corporate.

        The restructuring program includes numerous actions which are designed to improve operating efficiency and strengthen the Company's competitive position in the future. During the first quarter of 2007, many of the actions initiated relate to improving field efficiencies and consolidating certain administrative functions in the European operations of Fire & Security. In addition, Healthcare began to consolidate certain facilities in the United States and Corporate began to consolidate certain headquarter functions. The restructuring actions were largely reductions in workforce and are expected to be completed by the end of 2007 or early 2008.

        During the first quarter of 2007, the Company recorded net restructuring charges of $83 million, which includes $1 million reflected in cost of sales for the non-cash write down in carrying value of inventory. The remaining charge is comprised of restructuring charges of $82 million, which include $79 million of severance and $3 million of facility exit charges and other cash charges.

2006 Charges

        During the quarter ended December 30, 2005, the Company recorded net restructuring and asset impairment charges of $12 million, which include $2 million reflected in cost of sales for the non-cash write down in carrying value of inventory. The remaining charge is comprised of net restructuring charges of $7 million and impairments of long-lived assets of $3 million. Restructuring charges during the quarter were $12 million, which include $9 million of severance and $3 million of facility exit charges. The Company completed restructuring activities announced in prior years for amounts less than originally anticipated and accordingly reversed $5 million of restructuring reserves.

Restructuring Reserves

        Restructuring reserves from September 29, 2006 to December 29, 2006 by the year in which the restructuring action was initiated are as follows ($ in millions):

	Year of Restructuring Action
	2007	2006	2005	2004 and Prior	Total
Balance at September 29, 2006	$—	$9	$1	$97	$107
Charges	77	—	—	1	78
Reversals	—	—	—	(1)	(1)
Utilization	(2)	(4)	—	(5)	(11)
Reclass/transfers	—	—	—	1	1

Balance at December 29, 2006	$75	$5	$1	$93	$174

        Restructuring reserves by segment are as follows ($ in millions):

	December 29, 2006	September 29, 2006
Electronics	$76	$71
Fire and Security	62	28
Healthcare	16	—
Engineered Products and Services	9	5
Corporate	11	3

	$174	$107

        At December 29, 2006, $103 million of restructuring reserves are included on the Consolidated Balance Sheets in accrued and other current liabilities and $71 million are included in other liabilities. At September 29, 2006, $33 million of restructuring reserves are included on the Consolidated Balance Sheets in accrued and other current liabilities and $74 million are included in other liabilities.

6.    Cumulative Effect of Accounting Change

        During 2006, the Company adopted FIN No. 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143." FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 requires that conditional asset retirement obligations, along with the associated capitalized asset retirement costs, be reported at their fair values. Upon adoption, the Company recognized a liability of $32 million for asset retirement obligations and an increase of $10 million in the carrying amount of the related assets. The initial recognition resulted in a cumulative effect of accounting change of $22 million pre-tax loss ($14 million after-tax), reflecting the accumulated depreciation and accretion that would have been recognized in prior periods had the provisions of FIN No. 47 been in effect at the time.

7.    Earnings Per Share

        The reconciliations between basic and diluted earnings per share are as follows (in millions, except per share data):

	Quarter Ended December 29, 2006			Quarter Ended December 30, 2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Income from continuing operations	$742	1,983	$0.37	$803	2,003	$0.40
Share options, restricted share awards and deferred stock units	—	17		—	16
Exchange of convertible debt	5	34		12	90

Diluted earnings per share:
Income from continuing operations, giving effect to dilutive adjustments	$747	2,034	$0.37	$815	2,109	$0.39

        The computation of diluted earnings per common share for the quarters ended December 29, 2006 and December 30, 2005 excludes the effect of the potential exercise of options to purchase approximately 69 million shares and 100 million shares, respectively, because the effect would be anti-dilutive.

        The computation of diluted earnings per common share for the quarters ended December 29, 2006 and December 30, 2005 excludes restricted share awards of approximately 8 million shares and 9 million shares, respectively, because the effect would be anti-dilutive.

8.    Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill are as follows ($ in millions):

	Electronics	Fire and Security	Healthcare	Engineered Products and Services	Total
Balance at September 29, 2006	$7,452	$8,084	$6,113	$3,209	$24,858
Acquisitions	—	9	32	—	41
Currency translation	14	68	11	48	141

Balance at December 29, 2006	$7,466	$8,161	$6,156	$3,257	$25,040

        The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets ($ in millions):

	December 29, 2006			September 29, 2006
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Contracts and related customer relationships	$5,441	$3,177	12 years	$5,319	$3,046	12 years
Intellectual property	3,251	1,219	20 years	3,213	1,169	20 years
Other	197	72	28 years	200	70	28 years

Total	$8,889	$4,468	16 years	$8,732	$4,285	16 years

Non-Amortizable:
Intellectual property	$652			$653
Other	28			28

Total	$680			$681

        Intangible asset amortization expense for the quarters ended December 29, 2006 and December 30, 2005 was $168 million and $162 million, respectively. The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be approximately $500 million for the remainder of 2007, $600 million for 2008, $500 million for 2009, $400 million for 2010, $350 million for 2011, and $300 million for 2012.

9.    Debt

        Debt was as follows ($ in millions):

	December 29, 2006	September 29, 2006
6.125% Euro denominated public notes due 2007(1)(2)	$787	$762
Revolving bank credit facility due 2007(1)	700	700
6.5% notes due 2007(1)	100	100
6.125% public notes due 2008	399	399
7.2% notes due 2008	86	86
5.5% Euro denominated notes due 2008	898	869
6.125% public notes due 2009	399	399
6.75% public notes due 2011	999	999
6.375% public notes due 2011	1,500	1,500
6.5% British Pound denominated public notes due 2011	391	373
6.0% notes due 2013	997	997
7.0% debentures due 2013	87	86
3.125% convertible senior debentures due 2023	750	750
7.0% public notes due 2028	497	497
6.875% public notes due 2029	790	790
6.5% British Pound denominated public notes due 2031	555	536
Other(1)(2)	294	297

Total debt	10,229	10,140
Less current portion	1,627	800

Long-term debt	$8,602	$9,340

(1)
These instruments, plus $40 million of the amount shown as other, comprise the current portion of long-term debt as of December 29, 2006.

(2)
These instruments, plus $38 million of the amount shown as other, comprise the current portion of long-term debt as of September 29, 2006.

        Tyco International Group S.A., a wholly-owned subsidiary of the Company organized under the laws of Luxembourg ("TIGSA"), holds a $1.0 billion 5-year revolving credit facility expiring on December 16, 2009 and a $1.5 billion 3-year revolving bank credit facility expiring on December 21, 2007. Additionally, TIGSA holds a $500 million 3-year unsecured letter of credit facility expiring on June 15, 2007. At December 29, 2006, letters of credit of $494 million have been issued under the $500 million facility and $6 million remains available for issuance. At December 29, 2006, $700 million has been borrowed under the $1.5 billion 3-year revolving bank credit facility. There were no amounts borrowed under the other credit facilities at December 29, 2006.

10.    Financial Instruments

Interest Rate Exposures

        At September 29, 2006, the Company had interest rate swaps in a net loss position of $6 million designated as fair value hedges with expiration dates in 2011. During the first quarter of 2007, the Company terminated the interest rate swaps. Since the interest rate swaps were designated as hedging instruments of outstanding debt, the related loss will be amortized over the remaining life of the related debt instruments. At September 29, 2006, the Company also had interest rate and foreign currency swap agreements in a net gain position of $52 million designated as a fair value hedge with an expiration date in 2011. During the first quarter of 2007, the Company terminated these agreements. The settlement of these swaps and $17 million of swaps in a gain position that were terminated in the prior quarter resulted in a net cash inflow of $63 million in the quarter ended December 29, 2006.

Foreign Currency Exposures

        The Company hedges its net investment in certain foreign operations. The cumulative translation adjustment component of other comprehensive income includes a net loss of $256 million during the period for hedges of the foreign currency exposure of the Company's net investment in certain foreign operations. Amounts excluded from the measure of effectiveness were not significant.

        In December 2006, due to required changes to the legal entity structure to facilitate the Proposed Separation, the Company determined that it will no longer consider certain intercompany foreign currency transactions to be long-term investments. As a result, the related foreign currency transaction gains and losses on such investments were recorded in the income statement subsequent to this determination rather than to the currency translation component of shareholders' equity. Forward contracts that were previously designated as hedges of these net investments, with notional value of $4.9 billion at December 29, 2006, will continue to be used to manage this exposure but will no longer be designated as net investment hedges.

11.    Commitments and Contingencies

        At December 29, 2006, the Company had a contingent purchase price liability of $80 million related to the 2001 acquisition of Com-Net by Electronics. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in Tyco's Consolidated Financial Statements as the outcome of this contingency cannot be reasonably determined.

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

Investigations

        The Company and others have received various subpoenas and requests from the SEC's Division of Enforcement, the United States Department of Labor, the General Service Administration and others seeking the production of voluminous documents in connection with various investigations into the Company's governance, management, operations, accounting and related controls. The Department of Labor is investigating Tyco and the administrators of certain of its benefit plans. The Company cannot predict when these investigations will be completed, nor can the Company predict what the results of these investigations may be. It is possible that the Company will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government entities or instrumentalities (which in turn could negatively impact the Company's business with non-governmental customers) or suffer other penalties or adverse impacts, each of which could have a material adverse effect on the Company's business. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of these matters.

Intellectual Property and Antitrust Litigation

        As previously disclosed in our periodic filings, the Company is a party to a number of patent infringement and antitrust actions that may require the Company to pay damage awards. Tyco has assessed the status of these matters and has recorded liabilities related to certain of these matters where appropriate.

        Masimo Corporation v. Tyco Healthcare Group LP ("Tyco Healthcare") and Mallinckrodt, Inc. is a separate lawsuit filed on May 22, 2002 pending in the United States District Court for the Central District of California. Tyco Healthcare and Mallinckrodt are subsidiaries of Tyco. In this lawsuit, Masimo alleges violations of antitrust laws against Tyco Healthcare and Mallinckrodt in the markets for pulse oximeter products. Masimo alleges that Tyco Healthcare and Mallinckrodt used their market position to prevent hospitals from purchasing Masimo's pulse oximetry products. Masimo seeks injunctive relief and monetary damages, including treble damages. Trial in this case began on February 22, 2005. The jury returned its verdict on March 21, 2005, and awarded Masimo $140 million in damages. The damages are automatically trebled under the antitrust statute to an award of $420 million. If ultimately successful, Masimo's attorneys are entitled to an award of reasonable fees and costs in addition to the verdict amount. The district court held a hearing on June 28, 2005 regarding post-trial motions.

        On March 22, 2006, the district court issued its Memorandum of Decision regarding the post-trial motions. In the Memorandum, the district court (i) vacated the jury's liability findings on two business practices; (ii) affirmed the jury's liability finding on two other business practices; (iii) vacated the jury's damage award in its entirety; and (iv) ordered a new trial on damages. The district court held the new trial on the damages on October 18 and 19, 2006. On January 25, 2007, the district court ordered an additional hearing on the issue of damages, which has not been scheduled. Tyco has assessed the status of this matter and has concluded that it is more likely than not that the remainder of the jury's decision will be overturned, and, further, Tyco intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in the Consolidated Financial Statements with respect to this damage award.

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

        As previously reported in the Company's periodic filings, Applied Medical Resources Corp. ("Applied Medical") v. United States Surgical ("U.S. Surgical") is a patent infringement action that was filed in the United States District Court for the Central District of California in July 2003 in which U.S. Surgical, a subsidiary of Tyco, is the defendant. The complaint alleges that U.S. Surgical's VERSASEAL Plus trocar product infringes Applied Medical's U.S. Patent No. 5,385,553. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical's motion for summary judgment. Applied Medical appealed the summary judgment ruling. On May 15, 2006, the United States Court of Appeals for the Federal Circuit issued a decision on the appeal vacating the district court's grant of summary judgment and remanding the case for further proceedings. On January 9, 2007, the district court entered an order that denied both parties' motion for summary judgment on the ground that material facts remain in dispute. The district court has scheduled trial in this case for July 10, 2007. It is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this matter.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 29, 2006, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $126 million to $408 million. As of December 29, 2006, Tyco concluded that the best estimate within this range is approximately $186 million, of which $39 million is included in accrued and other current liabilities and $147 million is included in other liabilities on our Consolidated Balance Sheets. In view of the Company's financial position and reserves for environmental matters of $186 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

        Tyco has recorded obligations according to the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," and FIN No. 47 for the estimated future costs associated with legal obligations to decommission two nuclear facilities and retire certain other assets. As of December 29, 2006 and September 29, 2006, the Company's AROs were $112 million and $111 million, respectively. The Company recorded an insignificant amount of accretion and foreign currency translation related to AROs during the quarter ended December 29, 2006. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows. See further discussion on the implementation of FIN No. 47 in Note 6.

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

        Tyco's involvement in asbestos cases has been limited because its subsidiaries did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. The Company will continue to vigorously defend these lawsuits and the Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims. When appropriate, the Company settles claims; however, the total amount paid in any year to settle and defend all asbestos claims has been immaterial. As of December 29, 2006, there were approximately 15,500 asbestos liability cases pending against the Company and its subsidiaries.

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

Income Taxes

        The Company and its subsidiaries' income tax returns are periodically examined by various tax authorities. In connection with such examinations, tax authorities, including the Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. The Company is reviewing and contesting certain of the proposed tax adjustments. While the timing and ultimate resolution of these matters is uncertain, the Company anticipates that certain of these matters could be resolved during 2007. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed as probable and estimable have been recorded.

        The IRS continues to audit the years 1997 through 2000. In 2004 the Company submitted to the IRS proposed adjustments to these prior period U.S. federal income tax returns, resulting in a reduction in the taxable income previously filed. During 2006, the IRS accepted substantially all of the proposed adjustments. These adjustments did not have a material impact on the financial condition, results of operations or cash flows of the Company.

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

Compliance Matters

        Tyco has received and responded to various allegations and other information suggesting that certain improper payments were made by Tyco subsidiaries in recent years. During 2005 and 2006, Tyco reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to such allegations and information. Tyco also informed the DOJ and the SEC that it has retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), that it would continue to make periodic progress reports to these agencies, and that it would present its factual findings upon conclusion of the baseline review. The Company has and will continue to have communications with the DOJ and SEC to provide updates on the baseline review being conducted by outside counsel, including, as appropriate, briefings concerning additional instances of potential improper payments identified by the Company in the course of its ongoing compliance activities. To date, the baseline review has revealed that some business practices do not comply with Tyco and FCPA requirements. Taken collectively, the financial impact of these practices is not expected to be significant. At this time, Tyco cannot predict the outcome of other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of any or all of these matters.

Other Matters

        Earth Tech v. City of Phoenix is a contract dispute arising from Earth Tech's contract with the City of Phoenix, Arizona for expansion of the City's 91st Avenue Waste Water Treatment Plant. On December 21, 2005, Earth Tech filed a lawsuit against the City of Phoenix in the Maricopa County Superior Court alleging $3 million in damages plus interest for the City's failure to pay dewatering and computer systems costs related to the 91st Avenue project. After the City rejected Earth Tech's administrative claim against the City, Earth Tech filed and served a First Amended Complaint upon the City of Phoenix. In its First Amended Complaint, Earth Tech alleged eighteen causes of action and requested the following: (i) a recovery of at least $73 million for the value of the services performed by Earth Tech in connection with the contract; (ii) a rescission of the contract; (iii) an equitable adjustment of the Contract price for additional dewatering services and the Computer Control System; and (iv) costs for demobilization and termination of the contract. The City of Phoenix filed a Motion to Dismiss rather than filing an answer to the First Amended Complaint on May 18, 2006. The Court granted the City's Motion to Dismiss without prejudice on September 19, 2006 allowing Earth Tech 30 days to file a Second Amended Complaint. Earth Tech filed its Second Amended Complaint against the City of Phoenix on September 25, 2006.

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

12.    Retirement Plans

        Pension Plans—The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans for the quarters ended December 29, 2006 and December 30, 2005 was as follows ($ in millions):

	U.S. Plans		Non-U.S. Plans
	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
Service cost	$6	$6	$30	$29
Interest cost	34	31	39	34
Expected return on plan assets	(42)	(41)	(36)	(31)
Amortization of prior service cost (benefit)	1	1	(1)	(1)
Amortization of net actuarial loss	9	13	13	13

Net periodic benefit cost	$8	$10	$45	$44

        As previously discussed in the 2006 Form 10-K, the Company anticipates that it will contribute at least the minimum required to its pension plans in 2007 of $10 million for U.S. plans and $141 million for non-U.S. plans. During the first quarter of 2007, the Company has contributed $48 million to its non-U.S. pension plans.

        During the quarter ended December 29, 2006, the Company completed the merger of certain pension plans in the United Kingdom. As a result of merging certain plans, the Company increased its minimum pension liability with a corresponding reduction to accumulated other comprehensive income of $10 million, net of income taxes.

        Postretirement Benefit Plans—Net periodic postretirement benefit cost was as follows ($ in millions):

	For the Quarters Ended
	December 29, 2006	December 30, 2005
Service cost	$1	$1
Interest cost	4	4
Amortization of prior service benefit	(1)	(1)

Net periodic postretirement benefit cost	$4	$4

        Rabbi Trust—During the quarter ended December 29, 2006, the Company, as permitted under the trust agreement, notified the trustee of one of its rabbi trusts of its intent to remove substantially all of the assets from the trust. Therefore, $232 million of trust assets, primarily corporate-owned life insurance policies, was reclassified from other assets to other current assets in the Consolidated Balance Sheet.

13.    Share Plans

        Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123R, "Share-Based Payment," using the modified prospective transition method. Total share-based compensation cost recognized during the first quarter of 2007 and 2006 of $87 million and $75 million, respectively, has been included in the Consolidated Statements of Income within selling, general and administrative expenses.

        The Company issued its annual share-based compensation grants during the first quarter of each year. The total number and type of awards granted in connection with the annual grant and the related weighted-average grant-date fair values, were as follows (in millions, except per share data):

	For the Quarters Ended
	December 29, 2006		December 30, 2005
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Share options	10,817,571	$9.54	10,244,010	$9.02
Restricted share awards	5,303,499	30.12	4,986,402	28.99
Performance shares	—	—	990,200	29.00

Total awards	16,121,070		16,220,612

        The options granted in 2007 are exercisable in equal annual installments over a period of four years. The restricted share awards granted in 2007 vest in one-third increments over a period of four years beginning in year two.

        The weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	For the Quarters Ended
	December 29, 2006	December 30, 2005
Expected stock price volatility	32%	34%
Risk free interest rate	4.3%	4.2%
Expected annual dividend per share	$0.40	$0.40
Expected life of options (years)	5.1	4.5

14.    Consolidated Segment Data

        The segment data presented have been reclassified to exclude the results of discontinued operations. Selected information by business segment is presented in the following tables ($ in millions):

	For the Quarters Ended
	December 29, 2006	December 30, 2005
Net revenue(1):
Electronics	$3,195	$2,919
Fire and Security	2,976	2,793
Healthcare	2,446	2,287
Engineered Products and Services	1,712	1,598

Net revenue	$10,329	$9,597

Operating income:
Electronics	$413	$385
Fire and Security	267	228
Healthcare	515	539
Engineered Products and Services	177	167
Corporate	(195)	(95)

Operating income	$1,177	$1,224

(1)
Revenue by operating segment excludes intercompany transactions.

15.    Supplementary Balance Sheet Information

      Selected supplementary balance sheet information was as follows ($ in millions):

	December 29, 2006	September 29, 2006
Purchased materials and manufactured parts	$1,366	$1,153
Work in process	1,192	1,102
Finished goods	2,710	2,538

Inventories	$5,268	$4,793

Land	$542	$536
Buildings	3,031	2,975
Subscriber systems	4,839	4,775
Machinery and equipment	10,766	10,323
Property under capital leases(1)	266	265
Construction in progress	1,079	975
Accumulated depreciation(2)	(11,008)	(10,609)

Property, plant and equipment, net	$9,515	$9,240

(1)
Property under capital leases consists primarily of buildings.

(2)
Accumulated amortization of capital lease assets was $158 million and $154 million at December 29, 2006 and September 29, 2006, respectively.

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

        At September 29, 2006, the Company had a $54 million obligation under an off-balance sheet leasing arrangement for five cable laying sea vessels which was recorded in the accompanying Consolidated Balance Sheet based on the estimated fair value of the vessels. Upon expiration of this lease in October 2006, a subsidiary of the Company exercised its option to buy these vessels for $280 million and, accordingly, the residual guarantee was settled.

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

        Following is a roll forward of the Company's warranty accrual for the quarter ended December 29, 2006 ($ in millions):

Balance at September 29, 2006	$245
Warranties issued during the period	12
Changes in estimates	—
Settlements	(20)
Currency translation	1

Balance at December 29, 2006	$238

        In 2001, Engineered Products and Services initiated a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain Model GB fire sprinkler heads which were originally manufactured by Central Sprinkler prior to Tyco's acquisition. Under this program, the sprinkler heads are being replaced over a 5-7 year period free of charge to property owners. Settlements during the quarter ended December 29, 2006 include cash expenditures of $8 million related to the VRP.

17.    Tyco International Group S.A.

        TIGSA, a wholly owned subsidiary of the Company, has public debt securities outstanding (see Note 9) which are fully and unconditionally guaranteed by Tyco. The following tables present condensed consolidating financial information for Tyco, TIGSA and all other subsidiaries. Condensed financial information for Tyco and TIGSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Quarter Ended December 29, 2006
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$10,329	$—	$10,329
Cost of product sales	—	—	5,694	—	5,694
Cost of services	—	—	1,167	—	1,167
Selling, general and administrative expenses	15	(17)	2,118	—	2,116
Separation costs	44	—	41	—	85
Restructuring, asset impairment and divestiture charges, net	—	—	90	—	90

Operating (loss) income	(59)	17	1,219	—	1,177
Interest income	—	9	32	—	41
Interest expense	—	(151)	(16)	—	(167)
Other income, net	—	—	1	—	1
Equity in net income of subsidiaries	1,231	927	—	(2,158)	—
Intercompany interest and fees	(379)	149	230	—	—

Income from continuing operations before income taxes and minority interest	793	951	1,466	(2,158)	1,052
Income taxes	—	(7)	(300)	—	(307)
Minority interest	—	—	(3)	—	(3)

Income from continuing operations	793	944	1,163	(2,158)	742
Gain from discontinued operations, net of income taxes	—	—	51	—	51

Net income	$793	$944	$1,214	$(2,158)	$793

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Quarter Ended December 30, 2005
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$9,597	$—	$9,597
Cost of product sales	—	—	5,194	—	5,194
Cost of services	—	—	1,179	—	1,179
Selling, general and administrative expenses	9	59	1,909	—	1,977
Separation costs	—	—	8	—	8
Restructuring, asset impairment and divestiture charges, net	—	—	15	—	15

Operating (loss) income	(9)	(59)	1,292	—	1,224
Interest income	—	7	30	—	37
Interest expense	—	(170)	(18)	—	(188)
Other expense, net	—	—	(1)	—	(1)
Equity in net income of subsidiaries	919	561	—	(1,480)	—
Intercompany interest and fees	(354)	169	185	—	—

Income from continuing operations before income taxes and minority interest	556	508	1,488	(1,480)	1,072
Income taxes	—	—	(266)	—	(266)
Minority interest	—	—	(3)	—	(3)

Income from continuing operations	556	508	1,219	(1,480)	803
Loss from discontinued operations, net of income taxes	—	—	(233)	—	(233)

Income before cumulative effect of accounting change	556	508	986	(1,480)	570
Cumulative effect of accounting change, net of income taxes	—	—	(14)	—	(14)

Net income	$556	$508	$972	$(1,480)	$556

CONDENSED CONSOLIDATING BALANCE SHEET
December 29, 2006
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$3	$675	$1,920	$—	$2,598
Accounts receivable, net	—	—	7,115	—	7,115
Inventories	—	—	5,268	—	5,268
Intercompany receivables	1,663	58	22,550	(24,271)	—
Other current assets	19	62	3,784	—	3,865

Total current assets	1,685	795	40,637	(24,271)	18,846
Property, plant and equipment, net	—	—	9,515	—	9,515
Goodwill	—	—	25,040	—	25,040
Intangible assets, net	—	—	5,101	—	5,101
Investment in subsidiaries	61,771	35,712	—	(97,483)	—
Intercompany loans receivable	—	24,039	18,615	(42,654)	—
Other assets	—	42	5,132	—	5,174

Total Assets	$63,456	$60,588	$104,040	$(164,408)	$63,676

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$1,487	$140	$—	$1,627
Accounts payable	7	—	3,460	—	3,467
Accrued and other current liabilities	211	171	5,832	—	6,214
Intercompany payables	6,549	16,035	1,687	(24,271)	—

Total current liabilities	6,767	17,693	11,119	(24,271)	11,308
Long-term debt	—	8,157	445	—	8,602
Intercompany loans payable	20,816	—	21,838	(42,654)	—
Other liabilities	2	—	7,856	—	7,858

Total Liabilities	27,585	25,850	41,258	(66,925)	27,768
Minority interest	—	—	37	—	37
Shareholders' Equity:
Preference shares	—	—	13,070	(13,070)	—
Common shares	420	1	(26)	—	395
Other shareholders' equity	35,451	34,737	49,701	(84,413)	35,476

Total Shareholders' Equity	35,871	34,738	62,745	(97,483)	35,871

Total Liabilities and Shareholders' Equity	$63,456	$60,588	$104,040	$(164,408)	$63,676

CONDENSED CONSOLIDATING BALANCE SHEET
September 29, 2006
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$2	$1,158	$1,750	$—	$2,910
Accounts receivable, net	—	—	7,060	—	7,060
Inventories	—	—	4,793	—	4,793
Intercompany receivables	1,468	32	23,253	(24,753)	—
Other current assets	37	72	3,986	—	4,095

Total current assets	1,507	1,262	40,842	(24,753)	18,858
Property, plant and equipment, net	—	—	9,240	—	9,240
Goodwill	—	—	24,858	—	24,858
Intangible assets, net	—	—	5,128	—	5,128
Investment in subsidiaries	60,952	35,238	—	(96,190)	—
Intercompany loans receivable	—	23,678	19,722	(43,400)	—
Other assets	—	96	5,542	—	5,638

Total Assets	$62,459	$60,274	$105,332	$(164,343)	$63,722

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$762	$38	$—	$800
Accounts payable	2	—	3,524	—	3,526
Accrued and other current liabilities	213	254	6,299	—	6,766
Intercompany payables	7,101	16,152	1,500	(24,753)	—

Total current liabilities	7,316	17,168	11,361	(24,753)	11,092
Long-term debt	—	8,790	550	—	9,340
Intercompany loans payable	19,722	—	23,678	(43,400)	—
Other liabilities	2	6	7,809	—	7,817

Total Liabilities	27,040	25,964	43,398	(68,153)	28,249
Minority interest	—	—	54	—	54
Shareholders' Equity:
Preference shares	—	—	13,070	(13,070)	—
Common shares	419	1	(21)	(1)	398
Other shareholders' equity	35,000	34,309	48,831	(83,119)	35,021

Total Shareholders' Equity	35,419	34,310	61,880	(96,190)	35,419

Total Liabilities and Shareholders' Equity	$62,459	$60,274	$105,332	$(164,343)	$63,722

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended December 29, 2006
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(1,006)	$(156)	$2,006	$—	$844
Net cash provided by discontinued operating activities	—	—	8	—	8
Cash Flows From Investing Activities:
Capital expenditures	—	—	(663)	—	(663)
Proceeds from disposal of assets	—	—	13	—	13
Acquisition of businesses, net of cash acquired	—	—	(63)	—	(63)
Acquisition of customer accounts (ADT dealer program)	—	—	(97)	—	(97)
Purchase accounting and holdback liabilities	—	—	(14)	—	(14)
Divestiture of businesses, net of cash retained	—	—	300	—	300
Increase in intercompany loans	—	(326)	—	326	—
(Increase) decrease in investments	—	(1)	14	—	13
Decrease in restricted cash	—	—	15	—	15
Other	—	—	38	—	38

Net cash used in investing activities	—	(327)	(457)	326	(458)
Net cash used in discontinued investing activities	—	—	(1)	—	(1)
Cash Flows From Financing Activities:
Net repayments of debt	—	—	(6)	—	(6)
Proceeds from exercise of share options	—	—	120	—	120
Dividends paid	(199)	—	—	—	(199)
Repurchase of common shares by subsidiary	—	—	(660)	—	(660)
Loan borrowings from (repayments to) affiliate	1,094	—	(768)	(326)	—
Transfer from discontinued operations	—	—	12	—	12
Other	112	—	(103)	—	9

Net cash provided by (used in) financing activities	1,007	—	(1,405)	(326)	(724)
Net cash used in discontinued financing activities	—	—	(17)	—	(17)
Effect of currency translation on cash	—	—	26	—	26
Net increase (decrease) in cash and cash equivalents	1	(483)	160	—	(322)
Less: net decrease in cash related to discontinued operations	—	—	10	—	10
Cash and cash equivalents at beginning of period	2	1,158	1,750	—	2,910

Cash and cash equivalents at end of period	$3	$675	$1,920	$—	$2,598

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended December 30, 2005
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$166	$(215)	$733	$—	$684
Net cash used in discontinued operating activities	—	—	(13)	—	(13)
Cash Flows From Investing Activities:
Capital expenditures	—	—	(298)		(298)
Proceeds from disposal of assets	—	—	9	—	9
Acquisition of businesses, net of cash acquired	—	—	(88)	—	(88)
Acquisition of customer accounts (ADT dealer program)	—	—	(77)	—	(77)
Purchase accounting and holdback liabilities	—	—	(6)	—	(6)
Divestiture of businesses, net of cash retained	—	—	(4)	—	(4)
Decrease in intercompany loans	—	210	—	(210)	—
Decrease (increase) in investments	—	99	(5)	—	94
Decrease in restricted cash	—	—	24	—	24
Other	—	—	(9)	—	(9)

Net cash provided by (used in) investing activities	—	309	(454)	(210)	(355)
Net cash used in discontinued investing activities	—	—	(82)	—	(82)
Cash Flows From Financing Activities:
Net repayments of debt	(1)	—	(8)	—	(9)
Proceeds from exercise of share options	46	—	15	—	61
Dividends paid	(200)	—	—	—	(200)
Repurchase of common shares by subsidiary	—	—	(216)	—	(216)
Loan repayments to parent	—	—	(210)	210	—
Transfer to discontinued operations	—	—	(91)	—	(91)
Other	—	—	(2)	—	(2)

Net cash used in financing activities	(155)	—	(512)	210	(457)
Net cash provided by discontinued financing activities	—	—	96	—	96
Effect of currency translation on cash	—	—	(4)	—	(4)
Net increase (decrease) in cash and cash equivalents	11	94	(236)	—	(131)
Less: net increase in cash related to discontinued operations	—	—	(1)	—	(1)
Cash and cash equivalents at beginning of period	3	1,204	1,997	—	3,204

Cash and cash equivalents at end of period	$14	$1,298	$1,760	$—	$3,072

18. Subsequent Event

      On January 2, 2007, as ordered by the Supreme Court of the State of New York, $98 million was released from an escrow account under the supervision of the Manhattan District Attorney to Tyco in relation to the restitution owed by L. Dennis Kozlowski, former Chairman and Chief Executive Officer.

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

        References to the segment data are to the Company's continuing operations and prior period amounts have been reclassified to exclude the results of discontinued operations.

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

        Following the Proposed Separation, Tyco's shareholders will own 100% of the equity in all three companies through tax-free stock dividends. Additionally, we anticipate, subject to shareholder approval, that on the date of the distribution, we will execute a reverse share split. As a result, four Tyco International shares will be converted into one share.

        Each of the three companies will have its own independent Board of Directors and strong corporate governance standards.

        We expect to incur separation costs related to debt refinancing, tax restructuring, professional services and employee-related costs. We currently estimate that the income statement charges will be $1.2 billion to $1.6 billion, after-tax. The total charges to complete the Proposed Separation will be influenced by the manner in which and the conditions under which we execute the tax restructuring and debt refinancing transactions. During the quarter ended December 29, 2006, we incurred separation related charges of $85 million and during the twelve months ended September 29, 2006, we incurred separation related charges of $169 million. Most of the remaining charges are expected to be incurred before completing the Proposed Separation.

        Consummation of the Proposed Separation is subject to certain conditions, including final approval by the Tyco Board of Directors, receipt of certain tax rulings, necessary opinions of counsel, the effectiveness of Registration Statements filed with the Securities and Exchange Commission ("SEC") and the completion of any necessary debt refinancings. Approval by the Company's shareholders is not required as a condition to the consummation of the Proposed Separation. Tyco has received an initial private letter ruling from the Internal Revenue Service ("IRS") and an opinion from outside counsel regarding the U.S. federal income tax consequences of the Proposed Separation noting it will qualify for favorable tax treatment. On January 18, 2007, Tyco filed initial Registration Statements with the SEC to register the equity of Tyco Healthcare and Tyco Electronics. The Company expects the Proposed Separation to occur early in the second calendar quarter of 2007. Upon separation, Tyco Healthcare will change its name to Covidien Ltd.

        At or shortly before the completion of the Proposed Separation, we will reorganize to a new management and segment reporting structure. As part of these planned organizational changes, we will assess new reporting units and perform valuations to determine assignment of goodwill to the new reporting units based on relative fair values. We will also test the recoverability of goodwill. As such, we estimate that based on preliminary valuations and assumptions we may incur a pre-tax charge of approximately $100 million for the estimated amount of goodwill that we anticipate may be impaired as a result of the planned reorganization to a new management and segment reporting structure. The assessment relied on a number of preliminary assumptions that will be revised to reflect market conditions at the time of the final assessment. At the time of the organizational changes when these assessments actually occur, a charge, if any, could be materially different than the estimate provided herein.

        We are focused on growing profitability within each of these companies before and after the Proposed Separation, so that each may be well positioned for long-term growth as independent entities. Following the Proposed Separation, we expect that all three companies will be dividend-paying companies. As we prepare for the Proposed Separation, we remain committed to returning excess cash to shareholders. During the quarter ended December 29, 2006, we repurchased 22 million of our common shares for $659 million completing the $2.0 billion share repurchase program approved by the Board of Directors in May 2006 and paid dividends of $199 million to shareholders.

        During the quarter ended December 29, 2006, a subsidiary of the Company exercised its option to buy five cable laying sea vessels that were previously included under an off-balance sheet leasing arrangement for $280 million. Additionally, during the quarter ended December 29, 2006, we received $38 million related to restitution owed by Mark H. Swartz, former Chief Financial Officer and Director, and in January 2007, we received the remaining $98 million held in escrow related to the restitution owed by L. Dennis Kozlowski, former Chairman and Chief Executive Officer.

        During the quarter ended December 29, 2006, we completed the sale of our Printed Circuit Group ("PCG"), a Tyco Electronics business and leading manufacturer of high-technology printed circuit boards for the military, aerospace and commercial markets, for $231 million in net cash proceeds and recorded a pre-tax gain on sale of $45 million. Additionally, we collected the $30 million receivable due from the purchaser of our Plastics, Adhesives and Ludlow Coated Products businesses.

        We also consummated the sale of the Aguas Industriales de Jose, C.A. ("AIJ"), a majority owned Engineered Products and Services segment joint venture in Venezuela, for $42 million in net cash proceeds and a pre-tax gain of $19 million was recorded.

        The PCG and AIJ business met the held for sale and discontinued operations criteria and has been included in discontinued operations in all periods presented. Details related to the Company's divestiture program and the related discontinued operations are discussed in "Discontinued Operations and Divestitures."

        We are continuing to assess the strategic fit of our various businesses and are considering additional divestitures where businesses do not align with our long term vision. Following the Proposed Separation, we will explore a number of strategic alternatives for our Infrastructure Services business, within our Engineered Products and Services segment, which will include the possible divestiture of the business. At the conclusion of this process, management will present its recommendations to the Board of Directors for their review and approval. The Infrastructure Services business had total net revenue of $1.3 billion and operating income of $66 million in 2006.

        To further improve operating efficiency, during the first quarter of 2007, we launched a restructuring program across all segments including the corporate organization which will streamline some of the businesses and reduce the operational footprint. We expect to incur charges of approximately $600 million over the next two years, of which $500 million is expected to be incurred in 2007. We expect that the total cash expenditures for this program will be approximately $450 million, of which $250 million is expected in 2007. During the quarter ended December 29, 2006, we incurred charges of $82 million and utilized cash of $2 million related to this program. We believe this restructuring program will strengthen our competitive position over the long term.

Operating Results

        Net revenue and net income for the quarters ended December 29, 2006 and December 30, 2005 were as follows ($ in millions):

	For the Quarters Ended
	December 29, 2006	December 30, 2005
Revenue from product sales	$8,384	$7,684
Service revenue	1,945	1,913

Net revenue	$10,329	$9,597

Operating income	$1,177	$1,224
Interest income	41	37
Interest expense	(167)	(188)
Other income (expense), net	1	(1)

Income from continuing operations before income taxes and minority interest	1,052	1,072
Income taxes	(307)	(266)
Minority interest	(3)	(3)

Income from continuing operations	742	803
Income (loss) from discontinued operations, net of income taxes	51	(233)

Income before cumulative effect of accounting change	793	570
Cumulative effect of accounting change, net of income taxes	—	(14)

Net income	$793	$556

        Net revenue increased $732 million or 7.6% for the first quarter as a result of revenue growth across all segments. Foreign currency exchange rates positively impacted the first quarter by $279 million. The net impact of acquisitions and divestitures negatively impacted the quarter by $12 million.

        Operating income decreased $47 million or 3.8% for the quarter while operating margin decreased 1.4 percentage points to 11.4%, due primarily to costs incurred relating to the Proposed Separation and the restructuring program announced in November of 2006. Separation costs in the first quarter of 2007 were $85 million, compared to $8 million in the same quarter last year. The net impact of restructuring, asset impairment and divestiture charges negatively impacted the quarter by $90 million, compared to $15 million in the same quarter last year.

Segment Results

        The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in continuing operations.

Quarter Ended December 29, 2006 Compared to Quarter Ended December 30, 2005

Electronics

        Net revenue, operating income and operating margin for Electronics were as follows ($ in millions):

	For the Quarters Ended
	December 29, 2006	December 30, 2005
Revenue from product sales	$3,147	$2,869
Service revenue	48	50

Net revenue	$3,195	$2,919

Operating income	$413	$385
Operating margin	12.9%	13.2%

        Net revenue for Electronics increased 9.5% in the quarter ended December 29, 2006 over the quarter ended December 30, 2005. The increase in net revenue reflects volume growth in the automotive, industrial machinery, power utilities and medical and appliance markets, partially offset by lower growth in the computer market and a decline in the communication service provider market. Favorable changes in foreign currency exchange rates positively impacted net revenue by $106 million.

        Operating income increased compared to the same quarter in the prior year due to increased sales volume and lower price erosion. These increases were partially offset by $73 million in higher material costs, primarily copper, and restructuring charges of $9 million in the quarter ended December 29, 2006 compared to $5 million in the quarter ended December 30, 2005.

Fire and Security

        Net revenue, operating income and operating margin for Fire and Security were as follows ($ in millions):

	For the Quarters Ended
	December 29, 2006	December 30, 2005
Revenue from product sales	$1,395	$1,267
Service revenue	1,581	1,526

Net revenue	$2,976	$2,793

Operating income	$267	$228
Operating margin	9.0%	8.2%

        Net revenue for Fire and Security increased 6.6% in the quarter ended December 29, 2006 over the quarter ended December 30, 2005. The increase in net revenue was primarily due to favorable changes in foreign currency exchange rates of $78 million and revenue increases at Worldwide Fire Services and Worldwide Security. Revenue increases at Worldwide Fire Services were the result of continued growth in electrical and mechanical contracting in North America. Revenue increases at Worldwide Security were due to growth in the recurring revenue base and contracting revenue primarily in North America. Net revenue also increased within Tyco Safety Products, although to a much lesser extent, as a result of increased sales of fire suppression and intrusion products. These increases were primarily offset by the net impact of divestitures and acquisitions of $15 million.

        Operating income and operating margin increased in the quarter ended December 29, 2006 as compared to the same period in the prior year driven primarily by lower costs and productivity improvements in North America, increases in revenue and lower selling, general and administrative expenses, partially offset by net restructuring charges of $37 million.

        Attrition rates for customers in our global electronic security services business continued to decline to an average of 13.7% on a trailing twelve-month basis as of December 29, 2006.

Healthcare

        Net revenue, operating income and operating margin for Healthcare were as follows ($ in millions):

	For the Quarters Ended
	December 29, 2006	December 30, 2005
Revenue from product sales	$2,432	$2,272
Service revenue	14	15

Net revenue	$2,446	$2,287

Operating income	$515	$539
Operating margin	21.1%	23.6%

        Net revenue for Healthcare increased 7.0% in the quarter ended December 29, 2006 over the quarter ended December 30, 2005. Increased revenue within Medical Devices and Supplies was largely driven by increased sales in Europe of surgical products and, to a lesser extent, imaging, medical and respiratory products. Favorable changes in foreign currency exchange rates positively impacted net revenue by $45 million. Pharmaceutical contributed to the increase in revenue driven by strong performance within specialty chemical, pharmaceuticals and active pharmaceutical products. These increases were offset by a 9.0% revenue decline in the Retail business. The decline was primarily in infant care, largely attributable to aggressive price reductions by both branded and private-label competitors.

        Operating income and operating margin in the quarter ended December 29, 2006 decreased as compared to the quarter ended December 30, 2005. Revenue growth was more than offset by $16 million of restructuring charges and charges of $8 million related to in-process research and development. Additionally, the decline in operating income in the quarter ended December 29, 2006 is also related to increased legal and employee related costs as well as $3 million of separation costs.

Engineered Products and Services

        Net revenue, operating income and operating margin for Engineered Products and Services were as follows ($ in millions):

	For the Quarters Ended
	December 29, 2006	December 30, 2005
Revenue from product sales	$1,410	$1,276
Service revenue	302	322

Net revenue	$1,712	$1,598

Operating income	$177	$167
Operating margin	10.3%	10.5%

        Net revenue for Engineered Products and Services increased 7.1% in the quarter ended December 29, 2006 over the quarter ended December 30, 2005. The increase in net revenue was due to higher demand in industrial and commercial markets in both Flow Control and Fire & Building Products as well as increased project sales, primarily at Flow Control. Changes in foreign currency exchange rates favorably impacted revenue by $50 million. These increases in revenue were partially offset by a decrease at Infrastructure Services as a result of a strategic decision to be more selective in bidding for new projects and one-time hurricane related business in the same period in the prior year.

        Operating income increased 6.0% in the quarter ended December 29, 2006 as compared to the quarter ended December 30, 2005. This increase was primarily due to increases in revenue at Flow Control and Fire & Building Products, as well as higher utilization rates at Flow Control. Partially offsetting these increases was the negative impact of reduced steel and copper spreads at Electrical & Metal Products and $7 million of net restructuring charges.

Corporate

        Corporate expenses were $195 million and $95 million in the quarters ended December 29, 2006 and December 30, 2005, respectively. The current period includes $81 million related to the Proposed Separation, while the same period in the prior year included $8 million related to the Proposed Separation. The quarter ended December 29, 2006 also included $14 million of restructuring charges.

Interest income and expense

        Interest income was $41 million and $37 million during the quarters ended December 29, 2006 and December 30, 2005, respectively. Interest expense was $167 million in the quarter ended December 29, 2006 as compared to $188 million in the quarter ended December 30, 2005. The decrease in interest expense reflects lower debt outstanding.

Income taxes

        Our effective income tax rate was 29.2% and 24.8% during the quarters ended December 29, 2006 and December 30, 2005, respectively. The increase in the effective rate is primarily the result of tax costs related to the Proposed Separation and decreased profitability in operations in lower tax rate jurisdictions, partially offset by additional releases of deferred tax valuation allowances and the benefit associated with the reinstatement of the research tax credit.

Cumulative effect of accounting change

        During 2006, the Company adopted FIN No. 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143." FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 requires that conditional asset retirement obligations, along with the associated capitalized asset retirement costs, be reported at their fair values. Upon adoption, the Company recognized a liability of $32 million for asset retirement obligations and an increase of $10 million in the carrying amount of the related assets. The initial recognition resulted in a cumulative effect of accounting change of $22 million pre-tax loss ($14 million after-tax), reflecting the accumulated depreciation and accretion that would have been recognized in prior periods had the provisions of FIN No. 47 been in effect at the time.

Discontinued Operations and Divestitures

Discontinued Operations

        During 2006, the Company entered into a definitive sale agreement to divest the Printed Circuit Group ("PCG") business, a component of the Electronics segment. During the first quarter of 2007, the Company consummated the sale of its PCG business for $231 million in net cash proceeds and recorded a pre-tax gain on the sale of $45 million.

        During the first quarter of 2007, the operations of Aguas Industriales de Jose, C.A. ("AIJ"), a majority owned Engineered Products and Services segment joint venture in Venezuela, were sold to the local government for $42 million in net cash proceeds and a pre-tax gain on sale of $19 million was recorded.

        During the first quarter of 2006, Tyco reached a definitive agreement to sell its Plastics, Adhesives and Ludlow Coated Products businesses and was negotiating the sale of its A&E Products business. At that time, the Company assessed the recoverability of the carrying value of these businesses and, based on existing market conditions and the terms and conditions included or expected to be included in the respective sales agreements, recorded pre-tax impairment charges of $275 million and $17 million related to the Plastics, Adhesives and Ludlow Coated Products businesses and the A&E Products business, respectively, to write the businesses down to fair values less costs to sell. The businesses were sold during 2006. During the first quarter of 2007, the Company also collected a $30 million receivable due from the purchaser of the Plastics, Adhesives and Ludlow Coated Products businesses related to the decline in average resin prices.

        The PCG, AIJ, Plastics, Adhesives and Ludlow Coated Products and A&E Products businesses all met the held for sale and discontinued operations criteria and have been included in discontinued operations in all periods presented.

Losses (gains) on divestitures

        During the first quarter of 2007, the Company did not record any divestiture charges in continuing operations. During the first quarter of 2006, the Company divested two businesses within Fire and Security and recorded net divestiture charges of $3 million.

Acquisitions

        During 2006, Tyco's Healthcare segment acquired over 50% ownership of Airox S.A. ("Airox") for $59 million, net of cash acquired of $4 million. During the first quarter of 2007, Tyco's Healthcare segment acquired the remaining outstanding shares of Airox in a mandatory tender offer for approximately $46 million in cash, and now owns 100% of the business. During the first quarter of 2007, the Company also recorded an additional $8 million in-process research and development charge, included within restructuring, asset impairment and divestiture charges, net in the Consolidated Statements of Income, in conjunction with the acquisition. In-process research and development charges for the entire acquisition totaled $19 million. These charges relate to the development of second generation technology which has not yet obtained regulatory approval. As of the acquisition date, the in-process research and development was not considered to be technologically feasible or to have any alternative future use.

        Cash paid for other acquisitions, primarily within Fire and Security, during the first quarter of 2007 and 2006 totaled $17 million and $6 million, respectively.

        During the first quarter of 2006, Tyco's Healthcare segment acquired a controlling interest in Floreane Medical Implants, S.A. ("Floreane") for approximately $82 million, net of cash acquired of $3 million. During the first quarter of 2006, the Company recorded a $2 million in-process research and development charge, included within restructuring, asset impairment and divestiture charges, net in the Consolidated Statements of Income, in conjunction with the acquisition. In-process research and development charges for the entire acquisition totaled $3 million. These charges primarily relate to the development and replacement of certain core technologies. As of the acquisition date, the in-process research and development was not considered to be technologically feasible or to have any alternative future use.

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

        We believe that our accounting policies for depreciation and amortization of security monitoring systems, revenue recognition, loss contingencies, income taxes, goodwill and intangible assets, long-lived assets and pension and postretirement benefits are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the quarter ended December 29, 2006, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2006 (the "2006 Form 10-K").

Liquidity and Capital Resources

        The sources of our cash flow from operating activities and the use of a portion of that cash in our operations were as follows ($ in millions).

	For the Quarters Ended
	December 29, 2006	December 30, 2005
Cash flows from operating activities:
Operating income	$1,177	$1,224
Depreciation and amortization(1)	528	510
Non-cash compensation expense	86	73
Deferred income taxes	115	(26)
Provision for losses on accounts receivable and inventory	78	54
Non-cash restructuring, asset impairment and divestiture charges, net	9	19
Other, net	8	12
Net increase in working capital	(724)	(765)
Interest income	41	37
Interest expense	(167)	(188)
Income tax expense	(307)	(266)

Net cash provided by operating activities	$844	$684

Other cash flow items:
Capital expenditures, net(2)	$(650)	$(289)
Decrease in the sale of accounts receivable	2	4
Acquisition of customer accounts (ADT dealer program)	(97)	(77)
Purchase accounting and holdback liabilities	(14)	(6)
Voluntary pension contributions	18	—

(1)
The quarters ended December 29, 2006 and December 30, 2005 included depreciation expense of $360 million and $348 million, respectively, and amortization of intangible assets of $168 million and $162 million, respectively.

(2)
Included net proceeds received for the sale/disposition of property, plant and equipment of $13 million and $9 million for the quarters ended December 29, 2006 and December 30, 2005, respectively.

        The net change in working capital reduced operating cash flow by $724 million in the quarter ended December 29, 2006. The components of this change are set forth in detail in the Consolidated Statements of Cash Flows. The significant changes in working capital included a $405 million decrease in accrued and other current liabilities during the quarter, primarily related to the annual payout of cash bonuses in the quarter for performance in the prior year and to a lesser extent, the payment of accrued employee salaries, as well as a $460 million increase in inventories.

        Cash flows from operating activities and other cash flow items by segment were as follows ($ in millions).

	For the Quarter Ended December 29, 2006
	Electronics	Fire and Security	Healthcare	Engineered Products and Services	Corporate	Total
Cash flows from operating activities:
Operating income (loss)	$413	$267	$515	$177	$(195)	$1,177
Depreciation	122	140	69	26	3	360
Intangible assets amortization	18	128	20	2	—	168

Depreciation and amortization	140	268	89	28	3	528
Non-cash compensation expense	22	17	18	8	21	86
Deferred income taxes	—	—	—	—	115	115
Provision for losses on accounts receivable and inventory	36	13	18	11	—	78
Non-cash restructuring, asset impairment and divestiture charges, net	—	—	8	1	—	9
Net increase in working capital and other	(190)	(267)	(90)	(274)	105	(716)
Interest income	—	—	—	—	41	41
Interest expense	—	—	—	—	(167)	(167)
Income tax expense	—	—	—	—	(307)	(307)

Net cash provided by (used in) operating activities	$421	$298	$558	$(49)	$(384)	$844

Other cash flow items:
Capital expenditures, net	$(447)	$(105)	$(65)	$(32)	$(1)	$(650)
Decrease in sale of accounts receivable	—	2	—	—	—	2
Acquisition of customer accounts (ADT dealer program)	—	(97)	—	—	—	(97)
Purchase accounting and holdback liabilities	—	(1)	(12)	(1)	—	(14)
Voluntary pension contributions	—	—	—	18	—	18

        During the quarter ended December 29, 2006, we purchased approximately 101,000 customer contracts for electronic security services through the ADT dealer program for cash of $97 million.

        During the quarter ended December 29, 2006, we repurchased 22 million of our common shares for $659 million, completing the $2.0 billion share repurchase program approved by the Board of Directors in May 2006.

        During the quarter ended December 29, 2006, we completed the sale of our PCG business for $231 million in net cash proceeds, we consummated the sale of the AIJ business for $42 million in net cash proceeds and we received the $30 million resin receivable due from the purchaser of our Plastics, Adhesives and Ludlow Coated Products businesses. Additionally, during the quarter ended December 29, 2006, we received $38 million related to restitution owed by Mark H. Swartz, former Chief Financial Officer and Director, and in January 2007, we received the remaining $98 million held in escrow related to the restitution owed by L. Dennis Kozlowski, former Chairman and Chief Executive Officer.

        We continue to fund capital expenditures to improve the cost structure of our businesses, to invest in new processes and technology, and to maintain high quality production standards. The amount of capital expenditures is expected to exceed depreciation in 2007 and is expected to exceed the level of spending in 2006. In October 2006, a subsidiary of the Company exercised its right to buy five cable laying sea vessels that were previously included under an off-balance sheet leasing arrangement for $280 million. This purchase is reflected in capital expenditures.

        In 2006, we commenced the termination of our interest rate and cross currency swaps, which were designated as fair value hedges. During the quarter ended December 29, 2006, we terminated the remaining swaps. Such termination resulted in a net cash inflow of $63 million.

        During the quarter, we launched a $600 million company-wide restructuring program. We expect to incur approximately $500 million of charges in 2007, and we expect that the total cash expenditures for this program will be approximately $450 million, of which $250 million is expected in 2007. During the quarter ended December 29, 2006, we paid out $2 million in cash related to restructuring activities.

        Income taxes paid, net of refunds, during the quarter ended December 29, 2006 were $186 million.

        As previously mentioned, in January 2006, the Company announced that its Board of Directors approved a plan to separate the Company into three separate, publicly traded companies. In connection with the Proposed Separation, we paid $85 million in separation costs during the quarter ended December 29, 2006, which followed $96 million of payments for the full year 2006. We expect that, during 2007, we will incur the remaining cash outflows related to the Proposed Separation which will be largely attributable to debt refinancing, tax restructuring, professional services and employee-related costs.

Capitalization

        Shareholders' equity was $35.9 billion, or $18.15 per share, at December 29, 2006, compared to $35.4 billion, or $17.78 per share, at September 29, 2006. Shareholders' equity remained level as net income for the quarter ended December 29, 2006 of $793 million and favorable changes in foreign currency exchange rates of $297 million were primarily offset by the repurchase of common shares by a subsidiary of $660 million, as previously mentioned, and dividends declared of $197 million.

        As noted above, we anticipate, subject to shareholder approval, that in connection with the distribution, we will execute a reverse share split, and as a result, four Tyco International shares will be converted into one share.

        Total debt was $10.2 billion and total debt as a percentage of total capitalization (total debt and shareholders' equity) was 22% at December 29, 2006 which remained unchanged as compared to September 29, 2006. Our debt levels were essentially unchanged as compared to September 29, 2006.

        Our cash balance decreased to $2.6 billion at December 29, 2006, as compared to $2.9 billion at September 29, 2006. The decrease in cash was primarily due to the repurchase of shares under the previously-announced program, capital expenditures, and to a lesser extent, dividend payments. The majority of these decreases were offset by cash flows from operations and, to a lesser extent, proceeds from the divestiture of businesses.

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

        Tyco International Group S.A., a wholly-owned subsidiary of the Company organized under the laws of Luxembourg ("TIGSA"), holds a $1.0 billion 5-year revolving credit facility expiring on December 16, 2009 and a $1.5 billion 3-year revolving bank credit facility expiring on December 21, 2007. Additionally, TIGSA holds a $500 million 3-year unsecured letter of credit facility expiring on June 15, 2007. At December 29, 2006, letters of credit of $494 million have been issued under the $500 million facility and $6 million remains available for issuance. At December 29, 2006, $700 million has been borrowed under the $1.5 billion 3-year revolving bank credit facility. There were no amounts borrowed under the other credit facilities at December 29, 2006.

        Dividend payments were $199 million in the first quarter of 2007 and $200 million in the first quarter of 2006. Following the Proposed Separation, we expect that all three companies will be dividend-paying companies.

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

Commitments and Contingencies

        At December 29, 2006, the Company had a contingent purchase price liability of $80 million related to the 2001 acquisition of Com-Net by Electronics. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in Tyco's Consolidated Financial Statements as the outcome of this contingency cannot be reasonably determined.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

Class Actions

        For a detailed discussion of contingencies related to Tyco's securities class actions, shareholder derivative litigation, Employee Retirement Income Security Act litigation and investigation, and litigation against our former senior management, see Note 11 to our Consolidated Financial Statements. We are generally obligated to indemnify our directors and officers and our former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. While we may from time to time seek to engage plaintiff's counsel in settlement discussions, we are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial position, results of operations or cash flows. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

Investigations

        For a detailed discussion of contingencies related to governmental investigations related to Tyco see Note 11 to our Consolidated Financial Statements. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government entities or instrumentalities (which in turn could negatively impact our business with non-governmental customers) or suffer other penalties or adverse impacts, each of which could have a material adverse effect on our business. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of these matters.

Intellectual Property and Antitrust Litigation

        The Company is party to a number of patent infringement and antitrust actions that may require the Company to pay damage awards. Tyco has assessed the status of these matters and has recorded liabilities related to certain of these matters where appropriate. For a detailed discussion of contingencies related to Tyco's intellectual property and antitrust litigation, see Note 11 to our Consolidated Financial Statements.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 29, 2006, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $126 million to $408 million. As of December 29, 2006, Tyco concluded that the best estimate within this range is approximately $186 million, of which $39 million is included in accrued and other current liabilities and $147 million is included in other liabilities on the Company's Consolidated Balance Sheets. In view of the Company's financial position and reserves for environmental matters of $186 million, we believe that any potential payment of such estimated amounts will not have a material adverse effect on our financial position, results of operations or cash flows.

Asbestos Matters

        For a detailed discussion of contingencies related to Tyco's asbestos matters, see Note 11 to our Consolidated Financial Statements. We believe that we have valid defenses to these claims and intend to continue to defend them vigorously. Additionally, we believe that we have adequate amounts recorded for potential settlements and adverse judgments in asbestos-related litigation. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, the Company believes that the final outcome of all known and anticipated future claims, after taking into account its substantial indemnification rights and insurance coverage, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Income Taxes

        Tyco and its subsidiaries' income tax returns are periodically examined by various regulatory tax authorities. In connection with such examinations, tax authorities, including the Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. The Company is reviewing and contesting certain of the proposed tax adjustments. While the timing and ultimate resolution of these matters is uncertain, the Company anticipates that certain of these matters could be resolved during 2007. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed as probable and estimable have been recorded.

Compliance Matters

        Tyco has received and responded to various allegations and other information suggesting that certain improper payments were made by Tyco subsidiaries in recent years. During 2005 and 2006, Tyco reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to such allegations and information. Tyco also informed the DOJ and the SEC that it has retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), that it would continue to make periodic progress reports to these agencies, and that it would present its factual findings upon conclusion of the baseline review. The Company has and will continue to have communications with the DOJ and SEC to provide updates on the baseline review being conducted by outside counsel, including, as appropriate, briefings concerning additional instances of potential improper payments identified by the Company in the course of its ongoing compliance activities. To date, the baseline review has revealed that some business practices do not comply with Tyco policies or FCPA requirements. Taken collectively, the financial impact of these practices is not expected to be significant. At this time, Tyco cannot predict the outcome of other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of any or all of these matters.

Other Matters

        The Company is a party to a contract dispute arising from Earth Tech's contract with the City of Phoenix, Arizona for the expansion of the City's 91st Avenue Waste Water Treatment Plant. Both Earth Tech and the City of Phoenix have filed lawsuits in the local county superior court alleging the other party has breached the contract. At this time, Tyco cannot predict the outcome of this matter and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of this matter. For a detailed discussion of contingencies related to Tyco's other legal matters, see Note 11 to our Consolidated Financial Statements.

        The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or cash flows.

Backlog

        At December 29, 2006, Tyco had a backlog of unfilled orders of $14.7 billion, compared to a backlog of $13.7 billion at September 29, 2006. Backlog by segment was as follows ($ in millions):

	December 29, 2006	September 29, 2006
Fire and Security	$7,165	$7,000
Engineered Products and Services	4,115	3,742
Electronics	3,119	2,711
Healthcare	323	280

	$14,722	$13,733

        Within Fire and Security, backlog increased primarily as a result of strong bookings in North America and Europe. Backlog for Fire and Security includes recurring "revenue-in-force," which represents twelve months' fees for monitoring and maintenance services under contract in the security business. The amount of recurring revenue-in-force at December 29, 2006 and September 29, 2006 was $3.73 billion and $3.65 billion, respectively. Backlog within Engineered Products and Services increased primarily as a result of increased orders at Flow Control. The 15% increase in backlog at Electronics is within Telecommunications as a result of signing a large contract with Trans-Pacific Express of approximately $0.4 billion. Backlog in Healthcare represents unfilled orders, which, in the nature of the business, are normally shipped shortly after purchase orders are received. We do not view backlog in Healthcare to be a significant indicator of the level of future sales activity.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

        The aggregate amount outstanding under the Company's remaining international accounts receivable programs was $76 million and $75 million at December 29, 2006 and September 29, 2006, respectively.

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

        At September 29, 2006, the Company had a $54 million obligation under an off-balance sheet leasing arrangement for five cable laying sea vessels which was recorded in the accompanying Consolidated Balance Sheet based on the estimated fair value of the vessels. Upon expiration of this lease in October 2006, a subsidiary of the Company exercised its option to buy these vessels for $280 million and, accordingly, the residual guarantee was settled.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

        In 2001, Engineered Products and Services initiated a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain Model GB fire sprinkler heads which were originally manufactured by Central Sprinkler prior to Tyco's acquisition. Under this program, the sprinkler heads are being replaced over a 5-7 year period free of charge to property owners. Settlements during the quarter ended December 29, 2006 include cash expenditures of $8 million related to the VRP.

        The Company records estimated product warranty costs at the time of sale. For further information on estimated product warranty, see Note 16 to the Consolidated Financial Statements.

Accounting Pronouncements

        Recently Issued Accounting Pronouncements—In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS No. 158 requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Under SFAS No. 158, companies are required to measure plan assets and benefit obligations as of their fiscal year end. The Company presently uses a measurement date of August 31st. SFAS No. 158 also requires additional disclosure in the notes to the financial statements. The recognition provisions of SFAS No. 158 are effective at the end of fiscal 2007, while the measurement date provisions become effective in fiscal 2009. The Company is currently assessing the impact of SFAS No. 158 on its consolidated financial statements. Based on the funded status of defined benefit and other postretirement plans as of September 29, 2006, the Company estimates that it would recognize a net $356 million liability through a reduction in shareholders' equity. The ultimate amounts recorded are highly dependent on various estimates and assumptions including, among other things, the discount rate selected, future compensation levels and performance of plan assets. Changes in these assumptions could increase or decrease the estimated impact of implementing SFAS No. 158.

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

        In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 is effective for Tyco in the first quarter of fiscal 2008. The Company is currently assessing the impact that FIN No. 48 will have on the results of its operations, financial position or cash flows.

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

  •
  the Company's ability to obtain the financing necessary to consummate the Proposed Separation; and

  •
  the Company's ability to satisfy certain conditions precedent, including final approval by the Tyco Board of Directors, receipt of certain tax rulings, necessary opinions of counsel and the effectiveness of Registration Statements filed with the SEC.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The Company's exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure discussed in the 2006 Form 10-K. In order to manage the volatility relating to our more significant market risks, historically we have entered into forward foreign currency exchange contracts, cross-currency swaps, foreign currency options, and interest rate swaps. In assessing the current and future risk related to movements in interest rates, we commenced the termination of the interest rate and cross currency swaps in several tranches beginning in the fourth quarter of 2006. During the quarter ended December 29, 2006, we terminated the remaining contracts with a total notional amount of $0.6 billion, resulting in an aggregate terminated notional amount of $3.1 billion. The settlement of these swaps resulted in a net cash inflow of $63 million for the quarter ended December 29, 2006. Since the interest rate swaps were designated as hedging instruments of outstanding debt, the related aggregate $32 million loss adjustment to the carrying value of the related debt will be amortized over the remaining life of the related debt instruments.

        In December 2006, due to required changes to the legal entity structure to facilitate the Proposed Separation, the Company determined that it will no longer consider certain intercompany foreign currency transactions to be long-term investments. As a result, the related foreign currency transaction gains and losses on such investments were recorded in the income statement subsequent to this determination rather than to the currency translation component of shareholders' equity. Forward contracts that were previously designated as hedges of these net investments, of which the notional value was $4.9 billion at December 29, 2006, will continue to be used to manage this exposure but will no longer be designated as net investment hedges.

        We utilize established risk management policies and procedures in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading or speculative purposes. Derivative financial instruments related to intercompany cross-border transactions and anticipated non-functional currency cash flows, are used with the goal of mitigating a significant portion of these exposures when it is cost effective to do so. Counterparties to derivative financial instruments are limited to financial institutions with at least an A/A2 long-term debt rating.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 29, 2006, our disclosure controls and procedures were effective.

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

        Additionally, in preparation for our previously announced separation into three separate publicly traded companies, we are continuing to install the necessary controls to allow the two new entities to properly function as independent public companies. Additionally, we have begun migrating certain processes, applications and functions previously performed by us to these two entities. We believe that these initiatives should further strengthen our internal control over financial reporting, as well as automate a number of our processes and activities.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        Except as discussed below, there have been no material developments in the Company's legal proceedings since the Company filed the 2006 Form 10-K. For a description of the Company's previously reported legal proceedings, refer to Part I, Item 3. Legal Proceedings, in the 2006 Form 10-K.

Securities Class Actions

        As previously reported in our periodic filings, an action entitled Hess v. Tyco International Ltd., et al., was filed on June 3, 2004 in the Superior Court of the State of California for the County of Los Angeles against certain of our former directors and officers, our former auditors and Tyco. On October 25, 2006, the Court lifted its previous order staying the case during the pendency of a related arbitration to which Tyco was not a party. On December 26, 2006, Tyco filed a demurrer seeking dismissal of the action on the ground that the complaint failed to allege facts sufficient to state causes of action. Plaintiffs' opposition brief is due on February 14, 2007.

        As previously reported in our periodic filings, on November 27, 2002 the State of New Jersey, on behalf of several state pension funds, filed a complaint, New Jersey v. Tyco, in the United States District Court for the District of New Jersey against Tyco, our former auditors and certain of our former officers and directors. On February 11, 2005, plaintiffs filed a Second Amended Complaint against Tyco, our former auditors, and certain of our former directors and officers. As against all defendants, the amended complaint asserts causes of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, for common law fraud, aiding and abetting common law fraud, conspiracy to commit fraud and negligent misrepresentation. Claims are asserted against the individual defendants under Section 20(a) of the Securities Exchange Act of 1934, Section 15 of the Securities Act of 1933, Section 24(d) of the New Jersey Uniform Securities Law, Section 421-B:25(III) of the New Hampshire Uniform Securities Law, and for breaches of fiduciary duties. Claims are also asserted against certain of the individual defendants under Section 20A of the Securities Exchange Act of 1934, and for violation of the New Jersey RICO statute; against Tyco under Section 12(a)(2) of the Securities Act of 1933, Section 24(c) of the New Jersey Uniform Securities Law, Section 421-B:25(II) of the New Hampshire Uniform Securities Law, and for violation of, aiding and abetting violation of, and vicarious liability under the New Jersey RICO statute; against Tyco and certain of the individual defendants under Section 14(a) of the Securities Act of 1933 and Rule 14a-9 promulgated thereunder, and for conspiracy to violate the New Jersey RICO statute; against Tyco, our former auditors, and certain of the individual defendants under Section 11 of the Securities Act of 1933, and for violation of, and conspiracy to violate the New Jersey RICO statute; and against our former auditors and certain of the individual defendants for aiding and abetting violation of the New Jersey RICO statute. Finally, claims are asserted against the individual defendants and our former auditors for aiding and abetting the individual defendants' breaches of fiduciary duties. The Second Amended Complaint asserts that the defendants violated the securities laws and otherwise engaged in fraudulent acts by making materially false and misleading statements and omissions concerning, among other things, the following: unauthorized and improper compensation of certain of our former executives; their improper use of our funds for personal benefit and their improper self-dealing in real estate. On June 10, 2005, the Company moved to dismiss in part the Second Amended Complaint, which motion remains pending before the Court.

        As previously reported in our periodic filings, the Company appealed to the United States Court of Appeals for the First Circuit the decision of the United States District Court for the District of New Hampshire to remand Brazen v. Tyco International Ltd. to the Circuit Court for Cook County, Illinois and Hromyak v. Tyco International Ltd., Goldfarb v. Tyco International Ltd., Mandel v. Tyco International Ltd., Myers v. Tyco International Ltd., Rappold v. Tyco International Ltd., and Schuldt v. Tyco International Ltd. to the Circuit Court for Palm Beach County, Florida. Plaintiffs moved to dismiss the Company's appeal. On December 29, 2004, the United States Court of Appeals for the First Circuit granted plaintiffs' motion and dismissed the Company's appeal. On April 28, 2005, the Company moved in the

Circuit Court for Palm Beach County, Florida to stay and to strike the class allegations in Goldfarb, Mandel, Myers, Rappold, and Schuldt. Also on April 28, 2005, the Company moved in the Circuit Court for Palm Beach County, Florida to dismiss Hromyak. On July 8, 2005, the Court granted in part and denied in part the motion to stay and to strike the class allegations in Goldfarb, Mandel, Myers, Rappold, and Schuldt. On August 23, 2005, the Circuit Court granted Tyco's motion to dismiss Hromyak. The Hromyak plaintiffs filed a notice of appeal on September 20, 2005 and briefing has been completed. On December 6, 2006, the District Court of Appeal of Florida, Fourth District affirmed the dismissal.

        As previously reported in our periodic filings, on March 10, 2005, plaintiff Lionel I. Brazen filed an amended class action complaint in the Circuit Court for Cook County, Illinois purporting to represent a class of purchasers who exchanged shares of Mallinckrodt, Inc. common stock for shares of Tyco common stock pursuant to the Joint Proxy Statement and Prospectus, and the Registration Statement in which it was included, in connection with the October 17, 2000 merger of Tyco and Mallinckrodt, Inc. Plaintiff names as defendants Tyco International Ltd., and certain former Tyco executives and asserts causes of action under Section 11, 12(a)(2) and 15 of the Securities Act of 1933. The amended class action complaint alleges that the defendants made statements in the Registration Statement and the Joint Proxy Statement and Prospectus that were materially false and misleading and failed to disclose material adverse facts regarding the business and operations of Tyco. On April 21, 2005, the Company moved in the Circuit Court for Cook County, Illinois to dismiss or stay or, in the alternative, to strike the class allegations. On July 22, 2005, the Court denied the Company's motion. Also, on July 22, 2005, the Court granted the motion to dismiss individual defendants Michael A. Ashcroft, Joshua M. Berman, Richard S. Bodman, John F. Fort, III, Stephen W. Foss, James S. Pasman Jr., W. Peter Slusser and Frank E. Walsh, Jr. On August 2, 2005, Tyco filed a motion for a finding pursuant to Supreme Court Rule 308(a), which was denied on August 16, 2005. On August 19, 2005, Tyco filed an interlocutory appeal of the Circuit Court for Cook County Illinois' July 22, 2005 memorandum and order. On December 27, 2005, the Appellate Court of Illinois, First Judicial District, denied Tyco's interlocutory appeal. On January 31, 2006, the Company filed a petition for leave to appeal the decision of the appellate court, but that petition was denied. On January 6, 2006, the plaintiff filed a renewed motion for class certification which was granted. On February 14, 2006, Tyco filed its answer to the complaint. On July 5, 2006, plaintiffs filed a partial motion for summary judgment which was denied on November 8, 2006. On November 22, 2006, plaintiffs filed a motion to reconsider the denial of their motion for summary judgment. On January 25, the Court denied plaintiff's motion to reconsider.

        As previously reported in our periodic filings, plaintiff moved to remand Davis v. Kozlowski, an action originally filed on December 9, 2003, from the United States District Court for the District of New Hampshire back to the Circuit Court of Cook County, Illinois. On March 17, 2005, the United States District Court for the District of New Hampshire granted plaintiff's motion to remand and denied defendants' motion to dismiss. On March 31, 2005, the Company moved for reconsideration of the court's remand order. On July 17, 2006, the court entered an order granting Tyco's motion to dismiss on the grounds that all of plaintiff's claims were preempted by federal law. The motion to dismiss was granted without prejudice to plaintiff's right to file another action in state court asserting claims that are not preempted by federal law. On January 8, 2007, plaintiff filed an action in the Circuit Court of Cook County, Illinois. On January 12, 2007, Tyco filed a notice of removal to federal court in the United States District Court for the Northern District of Illinois, Eastern Division.

Shareholder Derivative Litigation

        As previously reported in our periodic filings, an action was filed on June 7, 2002 in the Supreme Court of the State of New York, Levin v. Kozlowski, alleging that the individually named defendants breached their fiduciary duties, committed waste and mismanagement and engaged in self-dealing in connection with Tyco's accounting practices, individual board members' use of funds, and the financial disclosures of certain mergers and acquisitions. It is further alleged that certain of the individual defendants converted corporate assets for their own use. Plaintiffs seek money damages. Plaintiffs agreed to stay that action pending the resolution of the federal derivative action, which was dismissed by the United States District Court for the District of New Hampshire on October 14, 2004; and the appeal from that ruling was voluntarily dismissed on May 19, 2005. On June 14, 2005, the plaintiffs resumed the Levin action. On September 22, 2005, the Company filed a motion to dismiss the derivative complaint. On November 14, 2006, the Supreme Court of the State of New York dismissed the complaint with prejudice. On December 11, 2006, plaintiffs filed a notice of appeal of the court's November 14, 2006 order dismissing the complaint.

ERISA Litigation & Investigation

        As previously reported in our periodic filings, Tyco and certain of our current and former employees, officers and directors, have been named as defendants in eight class actions brought under the Employee Retirement Income Security Act ("ERISA"). Two of the actions were filed in the United States District Court for the District of New Hampshire and the six remaining actions were transferred to that court by the Judicial Panel on Multidistrict Litigation. All eight actions have been consolidated in the District Court in New Hampshire. Plaintiffs filed a consolidated complaint on February 3, 2003. The consolidated complaint purports to bring claims on behalf of the Tyco International (US) Inc. Retirement Savings and Investment Plans and the participants therein. On January 12, 2005, the United States District Court for the District of New Hampshire denied, without prejudice, the Company's motion to dismiss certain additional individual defendants from the action. On January 20, 2005, plaintiffs filed a motion for class certification. On January 27, 2005, the Company answered the plaintiffs' consolidated complaint. Also, on January 28, 2005, the Company and certain individual defendants filed a motion for reconsideration of the Court's January 12, 2005 order, insofar as it related to the Tyco International (US) Inc. Retirement Committee. On May 25, 2005, the Court denied the motion for reconsideration. On July 11, 2005, the Company and certain individual defendants opposed plaintiffs' motion for class certification. On August 15, 2006, the Court entered an order certifying a class "consisting of all Participants in the Plans for whose individual accounts the Plans purchased and/or held shares of Tyco Stock Fund at any time from August 12, 1998 to July 25, 2002." On August 29, 2006, Tyco filed a petition for leave to appeal the class certification order to the United States Court of Appeals for the First Circuit. On November 13, 2006, the Court denied Tyco's petition. On November 28, 2006, plaintiffs filed a motion seeking an order directing them to serve notice of the ERISA class action on potential class members. Tyco did not object to service of notice on potential class members, and on January 11, 2007, plaintiffs filed a motion, assented to by Tyco that proposed an agreed upon form of notice. On January 18, 2007, the court granted that motion. On December 5, 2006, plaintiffs filed a motion seeking leave to file an amended complaint. Subsequently, on January 10, 2007, plaintiffs filed a motion to withdraw their motion to amend the complaint without prejudice.

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

        Mr. Kozlowski was tried on criminal charges in New York County. The first criminal trial resulted in a mistrial declared on April 2, 2004. The retrial of Mr. Kozlowski began on January 18, 2005 and concluded on June 17, 2005, when the jury returned verdicts. Of the thirty-one counts submitted to it, which were similar to certain of the claims alleged in the Company's affirmative action described above, the jury found Mr. Kozlowski guilty on all charges of grand larceny, conspiracy and securities fraud, and all but one count of falsification of business records. On September 19, 2005, Mr. Kozlowski was sentenced to a term of imprisonment of eight and one-third years to twenty-five years, and ordered to pay an individual fine of $70 million and restitution, jointly and severally with Mr. Swartz, to Tyco of $134,351,397 within one year. On September 19, 2005, Mr. Kozlowski filed a notice of appeal from his conviction and on October 3, 2006 filed a brief in support of his appeal. On January 2, 2007, by order of the Supreme Court of the State of New York, the New York County District Attorney's office released to Tyco, on behalf of Mr. Kozlowski, $97,778,296 in restitution. The payment by Mr. Kozlowski is made pending the outcome of his appeal.

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

        Mr. Swartz was tried on criminal charges in New York County. The first criminal trial resulted in a mistrial declared on April 2, 2004. The retrial of Mr. Swartz began on January 18, 2005 and concluded on June 17, 2005, when the jury returned verdicts. Of the thirty-one counts submitted to it, which were similar to certain of the claims alleged in the Company's affirmative action described above, the jury found Mr. Swartz guilty on all charges of grand larceny, conspiracy and securities fraud, and all but one count of falsification of business records. On September 19, 2005, Mr. Swartz was sentenced to a term of imprisonment of eight and one-third years to twenty-five years, and ordered to pay an individual fine of $35 million and restitution, jointly and severally with Mr. Kozlowski, to Tyco of $134,351,397 within one year and Mr. Swartz was ordered individually to pay restitution to Tyco of an additional $1,200,000. On September 19, 2005, Mr. Swartz filed a notice of appeal from his conviction and on October 3, 2006 filed a brief in support of his appeal. On October 27, 2006, Mr. Swartz paid restitution to the Company in the amount of $37,773,101. The payment by Mr. Swartz is made pending the outcome of his appeal.

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

        On March 22, 2006, the district court issued its Memorandum of Decision regarding the post-trial motions. In the Memorandum, the district court (i) vacated the jury's liability findings on two business practices; (ii) affirmed the jury's liability finding on two other business practices; (iii) vacated the jury's damage award in its entirety; and (iv) ordered a new trial on damages. The district court held the new trial on the damages on October 18 and 19, 2006. On January 25, 2007, the district court ordered an additional hearing on the issue of damages, which has not been scheduled. Tyco has assessed the status of this matter and has concluded that it is more likely than not that the jury's decision will be overturned, and, further, Tyco intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in the Consolidated Financial Statements with respect to this damage award.

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

        As previously reported in the Company's periodic filings, Applied Medical Resources Corp. ("Applied Medical") v. United States Surgical ("U.S. Surgical") is a patent infringement action that was filed in the United States District Court for the Central District of California in July 2003 in which U.S. Surgical, a subsidiary of Tyco, is the defendant. The complaint alleges that U.S. Surgical's VERSASEAL Plus trocar product infringes Applied Medical's U.S. Patent No. 5,385,553. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical's motion for summary judgment. Applied Medical appealed the summary judgment ruling. On May 15, 2006, the United States Court of Appeals for the Federal Circuit issued a decision on the appeal vacating the district court's grant of summary judgment and remanding the case for further proceedings. On January 9, 2007, the district court entered an order that denied both parties' motions for summary judgment on the ground that material facts remain in dispute. The district court has scheduled trial in this case for July 10, 2007.

Environmental Litigation

        As previously disclosed, we have been in discussions with the U.S. Environmental Protection Agency and the New Jersey Department of Environmental Protection regarding historic environmental compliance issues at a facility sold by Tyco in 2000. In a letter dated February 10, 2006, the U.S. Environmental Protection Agency proposed a penalty of $1,750,000 for alleged violations at this facility. The Company has discussed this matter in detail with the Environmental Protection Agency and has agreed to pay a penalty of $1,137,000 in settlement of all alleged violations.

Asbestos Matters

        As previously reported in our periodic filings, Tyco and some of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. The majority of these cases have been filed against subsidiaries in Healthcare and Engineered Products and Services. Each case typically names between dozens to hundreds of corporate defendants. The Company will continue to vigorously defend these lawsuits and the Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims. When appropriate, the Company settles claims. However, the total amount paid in any year to settle and defend all asbestos claims has been immaterial. As of December 29, 2006 there were approximately 15,500 asbestos liability cases pending against the Company and our subsidiaries.

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

        Management estimates that the income statement charges to complete the Proposed Separation will be $1.2 billion to $1.6 billion, after-tax. However, actual costs could exceed that estimate and could have a material adverse effect on our results of operations or cash flows.

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

  •
  the Company's ability to obtain the financing necessary to consummate the Proposed Separation; and

  •
  the Company's ability to satisfy certain conditions precedent, including final approval by the Tyco Board of Directors, receipt of certain tax rulings, necessary opinions of counsel and the effectiveness of Registration Statements filed with the SEC.

  Increased demands on our management team as a result of the Proposed Separation could distract management's attention from operating the business.

        The complexity of the Proposed Separation will require a substantial amount of management and operational resources, as well as the use of several cross-functional project teams. Our financial condition, results of operations or cash flows may be adversely affected during the transition period.

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

  If the distribution of Healthcare and Electronics common shares or certain internal transactions undertaken in anticipation of the Proposed Separation are determined to be taxable for U.S. federal income tax purposes, each of the independent companies could incur significant U.S. federal income tax liabilities.

        We have received private letter rulings from the Internal Revenue Service regarding the U.S. federal income tax consequences of the distribution of Tyco Healthcare and Tyco Electronics common shares to our shareholders substantially to the effect that the distribution, except for cash received in lieu of fractional shares, will qualify as tax-free under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986 ("Code"). The private letter rulings also provide that certain internal transactions undertaken in anticipation of the Proposed Separation will qualify for favorable treatment under the Code. In addition to obtaining the private letter rulings, we have obtained an opinion from the law firm of McDermott Will & Emery LLP confirming the tax-free status of the distribution and the internal transactions. The private letter rulings and the opinion rely or will rely on certain facts and assumptions, and certain representations and undertakings, from us, Tyco Healthcare and Tyco Electronics regarding the past and future conduct of our respective businesses and other matters. Notwithstanding the private letter rulings and the opinion, the Internal Revenue Service could determine on audit that the distribution or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the distributions should be taxable for other reasons, including as a result of significant changes in stock or asset ownership after the distribution. If the distribution ultimately is determined to be taxable, we would recognize gain in an amount equal to the excess of the fair market value of the Tyco Healthcare and Tyco Electronics common shares distributed to our shareholders on the distribution date over our tax basis in such common shares, but such gain, if recognized, generally would not be subject to U.S. federal income tax. However, we, Tyco Healthcare and Tyco Electronics would incur significant U.S. federal income tax liabilities if it ultimately is determined that certain internal transactions undertaken in anticipation of the Proposed Separation should be treated as taxable transactions.

  The independent companies might not be able to engage in desirable strategic transactions and equity issuances following the Proposed Separation because of restrictions relating to U.S. federal income tax requirements for tax-free distributions.

        The independent companies' ability to engage in significant equity transactions could be limited or restricted after the distribution of the common shares of Tyco Healthcare and Tyco Electronics upon completion of the Proposed Separation in order to preserve for U.S. federal income tax purposes the tax-free nature of the distribution. Even if the distribution otherwise qualifies for tax-free treatment under Sections 368(a)(1)(D) and 355 of the Code, it may result in corporate level taxable gain to us under Section 355(e) of the Code if 50% or more, by vote or value, of our common shares, Tyco Healthcare's common shares or Tyco Electronics' common shares are acquired or issued as part of a plan or series of related transactions that includes the distribution. For this purpose, any acquisitions or issuances of our common shares within two years before the distribution, and any acquisitions or issuances of our common shares, Tyco Healthcare's common shares or Tyco Electronics' common shares within two years after the distribution, generally are presumed to be part of such a plan, although we, Tyco Healthcare or Tyco Electronics may be able to rebut that presumption. We are not aware of any such acquisitions or issuances of our common shares within the two years before the distribution. If an acquisition or issuance of our common shares, Tyco Healthcare's common shares or Tyco Electronics' common shares triggers the application of Section 355(e) of the Code, we would recognize taxable gain as described above, but such gain generally would not be subject to U.S. federal income tax. However, certain subsidiaries of Tyco Healthcare or Tyco Electronics or subsidiaries of ours would incur significant U.S. federal income tax liabilities as a result of the application of Section 355(e) of the Code.

Risks Relating to Actions of Tyco's Former Senior Corporate Management

  Pending litigation could have a material adverse effect on our liquidity and financial condition.

        As a result of actions taken by our former senior corporate management, we, some members of our former senior corporate management, current and former members of our Board of Directors and our current Chief Executive Officer, former Chief Financial Officer and current General Counsel are named defendants in a number of purported class actions alleging violations of certain disclosure provisions of the federal securities laws. Tyco, certain of our current and former employees, some members of our former senior corporate management and some former members of our Board of Directors also are named as defendants in several ERISA class actions.

        We generally are obligated to indemnify our directors and officers and our former directors and officers who are also named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. We are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial condition, results of operations or cash flows. At this time, we cannot estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

  Continued scrutiny resulting from ongoing governmental investigations may have an adverse effect on our business.

        We and others have received subpoenas and requests from the SEC, the U.S. Department of Labor, the General Service Administration and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. Certain current and former employees in Fire and Security received subpoenas from the SEC's Division of Enforcement seeking testimony related to past accounting practices regarding the ADT dealer connect fees. As previously reported in our periodic filings, these practices have been discontinued. The U.S. Department of Labor is investigating us and the administrators of certain of our benefit plans. At this time, we cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with governmental instrumentalities, which in turn could negatively affect our business with non-governmental customers, or suffer other penalties or adverse impacts, each of which could have a material adverse effect on our business. We cannot provide assurance that the effects and results of these or other investigations will not be material and adverse to our financial condition, results of operations or cash flows.

  Examinations and audits by tax authorities, including the Internal Revenue Service, could result in additional tax payments for prior periods.

        We and our subsidiaries' income tax returns periodically are examined by various tax authorities. In connection with these examinations, tax authorities, including the Internal Revenue Service, have raised issues and proposed tax adjustments. We are reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed as probable and estimable have been recorded through the income tax provision, equity or goodwill, as appropriate. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional income taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these liabilities in light of changing facts and circumstances. Due to the complexity of some of these uncertainties, however, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.

        In connection with the continuing Internal Revenue Service audits for the years 1997 through 2000, the Company submitted to the Internal Revenue Service in 2004 proposed adjustments to these prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously filed. During 2006, the Internal Revenue Service accepted substantially all of the proposed adjustments. These adjustments did not have a material impact on the financial condition, results of operations or cash flows of the Company.

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

        We estimate that our available cash and our cash flow from operations will be adequate to fund our operations and service our debt for the foreseeable future. In making this estimate, we have not assumed the need to make any material payments in connection with our pending litigation or investigations. Any material adverse legal judgments, fines, penalties or settlements arising from our pending investigations and litigation could require additional funding. If such developments require us to obtain additional funding, we cannot provide assurance that we will be able to obtain the additional funding that we need on commercially reasonable terms or at all, which could have a material adverse effect on our results of operations or cash flows.

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

        As a result of actions taken by our former senior corporate management, Tyco was the subject of continuing negative publicity focusing on these actions. This negative publicity contributed to significant declines in the prices of our publicly traded securities in 2002 and brought increased regulatory scrutiny upon us. Additional negative publicity related to former senior corporate management's actions could have a material adverse effect on our results of operations or cash flows and the market price of our publicly traded securities.

  Our senior corporate management team is required to devote significant attention to matters arising from actions of prior management.

        We replaced our senior corporate executives with a new team during 2002 through 2004, and all of the former members of our Board of Directors determined not to stand for reelection in March 2003. A new Board of Directors was elected at our annual general meeting of shareholders in March 2003. We cannot provide assurance that this major restructuring of our Board of Directors and senior management team, and the accompanying distractions related to matters arising from the actions of prior management will not adversely affect our financial condition, results of operations or cash flows.

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

        The ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon our experience, current information and applicable laws, we believe that it is probable that we would incur remedial costs (including asset retirement obligations of $112 million) of approximately $298 million, of which $39 million is included in accrued expenses and other current liabilities and $259 million is included in other long-term liabilities on the Consolidated Balance Sheets. Environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with such laws, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition or results of operations or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.

  We may be required to recognize additional impairment charges.

        Pursuant to accounting principles generally accepted in the United States, we are required to periodically assess our goodwill, intangibles and other long-lived assets to determine if they are impaired. Disruptions to our business, end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures, the Proposed Separation plan and market capitalization declines may result in additional charges for goodwill and other asset impairments. Future impairment charges could substantially affect our reported earnings in the periods of such charges. In addition, such charges would substantially reduce our consolidated net worth and our shareholders' equity, increasing our debt-to-total-capitalization ratio. Such a substantial reduction in consolidated net worth and increase in debt as a percentage of total capitalization could result in a default under our credit facilities.

  Volatility in non-U.S. currency exchange rates, commodity prices and interest rates may adversely affect our financial condition, results of operations or cash flows.

        We are exposed to a variety of market risks, including the effects of changes in non-U.S. currency exchange rates, commodity prices and interest rates. See Part I Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Our net revenue derived from sales in non-U.S. markets for 2006 was 51.2% of our total net revenue, and we expect revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. Therefore, when the U.S. dollar strengthens in relation to the non-U.S. currencies of the countries where we sell our products, our U.S. dollar reported revenue and income will decrease. Changes in the relative values of currencies occur regularly and, in some instances, may have a significant effect on our results of operations. Our financial statements reflect recalculations of items denominated in non-U.S. currencies to U.S. dollars, our functional currency.

        We are a large buyer of steel in the United States. We are also a large buyer of metals and other commodities, including resin, copper, brass, gold, paper, pulp, cotton, oil and gas, the prices of which have fluctuated significantly in recent years. Volatility in the prices of these commodities could increase the costs of manufacturing our products and providing our services. We may not be able to pass on these costs to our customers, which could have a material adverse effect on our financial condition, results of operations or cash flows.

        We monitor these exposures as an integral part of our overall risk management program. In some cases, we purchase hedges or enter into contracts to insulate our results of operations from these fluctuations. Nevertheless, changes in currency exchange rates, commodity prices and interest rates may have a material adverse effect on our financial condition, results of operations or cash flows.

  We are named as a defendant to a variety of litigation in the course of our business that could cause a material adverse effect on our results of operations and financial condition.

        In the ordinary course of business, we are named as a defendant in a significant amount of litigation, including litigation alleging the infringement of intellectual property rights, litigation alleging anti-competitive behavior and product liability litigation. In certain circumstances, patent infringement and anti-trust laws permit successful plaintiffs to recover treble damages. In addition, our Healthcare business is subject to regulation and potential litigation. The defense of these lawsuits may divert our management's attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies, that could cause a material adverse effect on our financial condition or results of operations. Moreover, any insurance or indemnification rights that we have may be insufficient or unavailable to protect us against potential loss exposures.

        Some of the lawsuits outstanding against us relate to actions taken by our former senior corporate management. We do not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. An adverse outcome from these unresolved proceedings or liabilities or other proceedings could be material to our financial condition, results of operations or cash flows.

        In addition, we could face liability for failure to respond adequately to alarm activations. The nature of the services we provide potentially exposes us to risks of liability for employee acts or omissions or system failures. In an attempt to reduce this risk, our alarm monitoring agreements contain provisions limiting our liability in such circumstances. We cannot assure you, however, that these limitations will be enforced. Losses from such litigation could be material to our financial condition, results of operations or cash flows.

  Our Healthcare business is subject to extensive regulation by the government and failure to comply with those regulations could have a material adverse effect on our financial condition, results of operations or cash flows.

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

        Attrition rates for customers in our global electronic security services business continued to decline to an average of 13.7% on a trailing 12-month basis as of December 29, 2006. Although the attrition rate has been declining, if attrition rates were to trend upward, ADT's recurring revenue and results of operations would be adversely affected. We amortize the costs of ADT's contracts and related customer relationships purchased through the ADT dealer program based on the estimated life of the customer relationships. Internally generated residential and commercial account pools are similarly amortized. If the attrition rates were to rise, we may be required to accelerate the amortization of the costs, which could have a material adverse effect on our financial condition, results of operations or cash flows.

  Our future growth is largely dependent upon our ability to develop new technologies that achieve market acceptance with acceptable margins.

        Our businesses operate in global markets that are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our future growth rate depends upon a number of factors, including our ability to: identify emerging technological trends in our target end-markets; develop and maintain competitive products; enhance our products by adding innovative features that differentiate our products from those of our competitors; and develop, manufacture and bring products to market quickly and cost-effectively. Our ability to develop new products based on technological innovation can affect our competitive position and requires the investment of significant resources. These development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new technologies or products on a timely basis or that meet the needs of our customers as fully as competitive offerings. In addition, the markets for our products may not develop or grow as we anticipate. The failure of our technologies or products to gain market acceptance or their obsolescence due to more attractive offerings by our competitors could significantly reduce our revenues and adversely affect our financial condition, results of operations or cash flows.

  Our failure to satisfy International Trade Compliance regulations may adversely affect us

        Tyco's global operations require importing and exporting goods and technology across international borders on a regular basis. Tyco's policy mandates strict compliance with U.S. and foreign laws regarding such activity. Nonetheless, we cannot provide assurance that our policies and procedures will always protect us from acts by our employees that would violate U.S. and/or foreign laws. Such improper actions could subject the Company to civil or criminal penalties, including substantial monetary fines, or other adverse actions including denial of import or export privileges, and could damage our reputation and, therefore, our ability to do business.

        From time to time, Tyco obtains or receives information alleging improper activity in connection with imports or exports. Tyco's policy is to investigate that information and respond appropriately, including, if warranted, taking remedial control measures and reporting its findings to relevant government authorities.

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

  Changes in legislation or governmental regulations or policies can have a significant impact on our financial condition, results of operations or cash flows.

        We operate in regulated industries. Our U.S. operations are subject to regulation by a number of federal agencies with respect to safety of operations and equipment and financial responsibility. Intrastate operations in the United States are subject to regulation by state regulatory authorities, and our international operations are regulated by the countries in which they operate. We and our employees are subject to various U.S. federal, state and local laws and regulations, as well as non-U.S. laws and regulations, including many related to consumer protection. Most states in which we operate have licensing laws covering the monitored security services industry. Our business relies heavily upon wireline telephone service to communicate signals, and wireline telephone companies are regulated by both the federal and state governments. Changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses. If laws and regulations changed or we failed to comply, our financial condition, results of operations or cash flows could be materially and adversely affected.

  We could face product liability claims relating to products we manufacture or install. These claims could result in significant costs and liabilities and reduce our profitability.

        We face exposure to product liability claims in the event that any of our products results in personal injury or property damage. In the event that any of our products prove to be defective, we may be required to recall or redesign such products, which could result in significant unexpected costs. Any insurance we maintain may not be available on terms acceptable to us or such coverage may not be adequate for liabilities actually incurred. Any claim or product recall could result in adverse publicity against us, which could adversely affect our financial condition, results of operations or cash flows.

  We are subject to the restrictions imposed by the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

        The U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations or cash flows.

  We have significant operations outside of the United States, which are subject to political, economic and other risks inherent in operating in foreign countries.

        We have significant operations outside of the United States. Our continuing operations currently operate in approximately 60 countries. We generated 51% of our net revenue outside of the United States in 2006. We expect net revenue generated outside of the United States to continue to represent a significant portion of total net revenue. Business operations outside of the United States are subject to political, economic and other risks inherent in operating in foreign countries, such as:

  •
  the difficulty of enforcing agreements, collecting receivables and protecting assets through foreign legal systems;

  •
  trade protection measures and import or export licensing requirements;

  •
  difficulty in staffing and managing widespread operations and the application of foreign labor regulations;

  •
  compliance with a variety of foreign laws and regulations;

  •
  changes in the general political and economic conditions in the countries where we operate, particularly in emerging markets;

  •
  the threat of nationalization and expropriation;

  •
  increased costs and risks of doing business in a number of foreign jurisdictions;

  •
  limitations on repatriation of earnings; and

  •
  fluctuations in equity and revenues due to changes in foreign currency exchange rates.

        Changes in the political or economic environments in the countries in which we operate could have a material adverse effect on our financial condition, results of operations or cash flows.

  Divestitures of some of our businesses or product lines may materially adversely affect our financial condition, results of operations or cash flows.

        We continue to evaluate the performance of all of our businesses and may sell a business or product line. Any divestiture could result in significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our business, financial condition and results of operations. Divestitures could involve additional risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business and the potential loss of key employees. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line.

  If we cannot obtain sufficient quantities of materials, components and equipment required for our manufacturing activities at competitive prices and quality and on a timely basis, or if our manufacturing capacity does not meet demand, our financial condition, results of operations or cash flows may suffer.

        We purchase materials, components and equipment from third parties for use in our manufacturing operations. If we cannot obtain sufficient quantities of these items at competitive prices and quality and on a timely basis, we may not be able to produce sufficient quantities of product to satisfy market demand, product shipments may be delayed or our material or manufacturing costs may increase. In addition, because we cannot always immediately adapt our cost structures to changing market conditions, our manufacturing capacity may at times exceed or fall short of our production requirements. Any of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise adversely affect our financial condition, results of operations or cash flows.

Risks Related to Corporate Governance

  Our reputation and ability to do business may be impaired by improper conduct by any of our employees or agents or those of our subsidiaries.

        We and our subsidiaries operate in many parts of the world that have experienced governmental corruption to some degree, including, parts of Asia, Latin America and Europe. Our policy mandates strict compliance with the U.S. Foreign Corrupt Practices Act and local laws prohibiting corrupt payments to governmental officials. Nonetheless, we cannot assure you that our policies and procedures will always protect us from reckless or criminal acts committed by our employees that would violate U.S. or non-U.S. law, including the laws governing payments to governmental officials. Any such improper actions could subject us and our subsidiaries to civil or criminal penalties, including substantial monetary fines and could damage our reputation and our ability to do business. From time to time we receive information alleging improper conduct of our employees, agents or distributors, including conduct involving potentially improper payments to non-U.S. governmental officials. Our policy is to investigate these parties' conduct and respond appropriately, including, if warranted, taking remedial control measures and reporting our findings to relevant law enforcement authorities.

  We are subject to governmental investigations that might have serious consequences.

        We are now, and believe that in light of the current U.S. governmental contracting environment we will continue to be, the subject of one or more U.S. governmental investigations. If we or one of our business units were charged with wrongdoing as a result of any U.S. governmental investigations, including violation of certain environmental or export laws, we could be suspended from bidding on or receiving awards of new U.S. governmental contracts pending the completion of legal proceedings. If convicted or found liable, we could be subject to fines, penalties, repayments and treble and other damages. Any contracts found to be tainted by fraud could be voided by the U.S. government. The U.S. government also reserves the right to prohibit a contractor from receiving new governmental contracts for fraudulent, criminal or other seriously improper conduct. Independently, failure to comply with U.S. laws and regulations related to the export of goods and technology outside the United States could result in civil or criminal penalties and suspension or termination of our export privileges.

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

Tax Legislation

        The United States Congress has in the past considered legislation affecting the tax treatment of U.S. companies that have undertaken certain types of expatriation transactions. In October 2004, the United States Congress enacted such legislation, which did not, however, retroactively apply to the 1997 acquisition of Tyco International Ltd. by ADT Limited. Legislation passed by the U.S. Senate on November 18, 2005 would have modified parts of the American Jobs Creation Act of 2004, but did not become law. We expect various U.S. Treasury Department studies to be released and tax proposals to be introduced in the United States Congress in the future and cannot provide assurance that these proposals would not have adverse effects on Tyco if enacted. Such adverse effects could include substantially reducing the tax benefits of our corporate structure, materially increasing our tax burden or otherwise adversely affecting our business.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
9/30/06–10/27/06	—	—	—	—
10/28/06–12/1/06	4,445,500	$30.25	4,445,500	—
12/2/06–12/29/06	17,335,506	$30.29	17,335,506	—

        The transactions described in the table above represent the repurchase of common shares on the NYSE and the completion of the $2.0 billion share repurchase program approved by the Board of Directors in May 2006. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. The Company, through an affiliate, also acquires shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. Approximately 10,000 shares were acquired in these vesting-related transactions outside of the share repurchase program during the quarter ended December 29, 2006.

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Exhibit
10.1	Executive Employment Agreement dated as of December 29, 2006 by and between Tyco Healthcare Ltd. and Richard J. Meelia (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 8, 2007).
10.2	Settlement Agreement dated as of December 29, 2006 by and between Tyco International Ltd. and Richard J. Meelia (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed January 8, 2007).
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:	/s/ CHRISTOPHER J. COUGHLIN
Christopher J. Coughlin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 6, 2007