Form 10-K/A
period 2006-09-29
TYCO INTERNATIONAL LTD /BER/
filed 2007-04-20
CIK 833444

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

        See pages 59 to 65 for the exhibit index.

INTRODUCTORY NOTE

        Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended September 29, 2006.

        During the second quarter of 2007, the Company identified certain errors in its income tax accounting primarily related to maintaining and tax effecting jurisdictional data and the classification of tax amounts in the Consolidated Balance Sheets. In addition, certain errors had been recorded and disclosed in the period in which they were identified rather than in the period in which they occurred since they were immaterial. While these errors are immaterial both individually and in the aggregate to Tyco's Consolidated Financial Statements, the Company has determined that these errors will become material to Tyco's income from continuing operations upon completion of the Proposed Separation. In anticipation of the Proposed Separation, the Company has restated its Consolidated Financial Statements.

        We are also updating Item 1A. Risk Factors and revising Item 9A. Controls and Procedures.

        Additionally, this Amendment on Form 10-K/A reflects Aguas Industriales de Jose, C.A. ("AIJ"), a majority owned Engineered Products and Services segment joint venture in Venezuela, as a discontinued operation as it met the held for sale criteria and was sold in our first fiscal quarter of 2007.

        This Amendment reflects the changes discussed above. All other information is unchanged and reflects the disclosures made at the time of the original filing on December 11, 2006.

        The items amended are as follows:

Part I, Item 1A. Risk Factors

Part I, Item 1B. Unresolved Staff Comments

Part II, Item 6. Selected Financial Data

Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

Part IV, Item 15. Exhibits and Financial Statement Schedule

i

RECENT DEVELOPMENTS

        In conjunction with the Company's announcement that its Board of Directors approved a plan to separate the Company into three separate, publicly traded companies—Tyco Healthcare, Tyco Electronics and a combination of Tyco Fire and Security and Engineered Products and Services (the "Proposed Separation"), Tyco filed initial Registration Statements with the Securities and Exchange Commission ("SEC") on January 18, 2007. Tyco Healthcare has changed its name to Covidien Ltd. At or shortly before the completion of the Proposed Separation, we will reorganize to a new management and segment reporting structure. As part of these planned organizational changes, we will assess new reporting units and perform valuations to determine assignment of goodwill to the new reporting units based on relative fair values. We will also test the recoverability of goodwill. As such, we estimate that based on preliminary valuations and assumptions we may incur a pre-tax charge of approximately $100 million for the estimated amount of goodwill that we anticipate may be impaired as a result of the planned reorganization to a new management and segment reporting structure. The preliminary assessment relied on a number of assumptions, including management's estimate of future cash flows, weighted-average cost of capital and income tax rates, which will be revised to reflect market conditions at the time of the final assessment. Due to the sensitivity of the estimated fair values to these assumptions, future changes to the assumptions, particularly the weighted-average cost of capital at the time of realignment when these assessments actually occur, a charge, if any, could be materially different than the estimate provided herein.

        During the quarter ended December 29, 2006, we repurchased 22 million of our common shares for $659 million completing the $2.0 billion share repurchase program approved by the Board of Directors in May 2006.

        On October 31, 2006, a subsidiary of the Company exercised its option to buy five cable laying sea vessels that were previously included under an off-balance sheet leasing arrangement for $280 million.

        On October 27, 2006, we received $38 million related to restitution owed by Mark H. Swartz, former Chief Financial Officer and Director, and in January 2007, we received the remaining $98 million held in escrow related to the restitution owed by L. Dennis Kozlowski, former Chairman and Chief Executive Officer.

        On October 27, 2006, we completed the sale of our Printed Circuit Group ("PCG"), a Tyco Electronics business and leading manufacturer of high-technology printed circuit boards for the military, aerospace and commercial markets, for $231 million in net cash proceeds and recorded a pre-tax gain on sale of $45 million. Additionally, we collected the $30 million receivable due from the purchaser of our Plastics, Adhesives and Ludlow Coated Products businesses.

        During December 2006, we also consummated the sale of the Aguas Industriales de Jose, C.A. ("AIJ"), a majority owned Engineered Products and Services segment joint venture in Venezuela, for $42 million in net cash proceeds and a pre-tax gain of $19 million was recorded.

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

ii

iii

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

        The IRS continues to audit the 1997 through 2000 years. In 2004 the Company submitted to the IRS proposed adjustments to these prior period U.S. federal income tax returns, resulting in a reduction in the taxable income previously filed. During 2006, the IRS accepted substantially all of the proposed adjustments. Also during 2006, the Company developed proposed amendments to U.S. federal income tax returns for additional periods through 2002. On the basis of previously accepted amendments, the Company has determined that acceptance of these adjustments is probable and, accordingly, has recorded them in the Consolidated Financial Statements. Such adjustments did not have a material impact on the Company's financial condition, results of operations or cash flows.

        The Company has yet to complete proposed amendments to its U.S. federal income tax returns for periods subsequent to 2002, which will primarily reflect the roll forward through 2006 of the amendments for the periods 1997 to 2002. When the Company's tax return positions are updated, additional adjustments may be identified and recorded in the Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, the Company believes that any resulting adjustments will not have a material impact on its financial condition, results of operations or cash flows.

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

  We have disclosed a material weakness in our internal control over financial reporting relating to our accounting for income taxes which could adversely affect our ability to report our financial condition, results of operations or cash flows accurately and on a timely basis.

        In connection with our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we identified a material weakness in our internal control over financial reporting relating to our accounting for income taxes as of September 29, 2006. For a discussion of our internal control over financial reporting and a description of the identified material weakness, see "Management's Report on Internal Control over Financial Reporting" (as revised) under Item 9A, "Controls and Procedures."

        A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. While we have taken measures to strengthen our internal controls in response to the identified material weakness related to certain aspects of accounting for income taxes, additional work remains to be done to address the identified material weakness. If we are unsuccessful in implementing or following our remediation plan, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective internal controls over financial reporting. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC and the New York Stock Exchange, including a delisting from the New York Stock Exchange, securities litigation, debt rating agency downgrades or rating withdrawals, any one of which could adversely affect the valuation of our common stock and could adversely affect our business prospects.

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

Item 1B. Unresolved Staff Comments

        In connection with the Proposed Separation, we filed initial Registration Statements with the Securities and Exchange Commission ("SEC") on January 18, 2007 to register the equity of Covidien Ltd. and Tyco Electronics as well as a Registration Statement for Tyco International. We received comments on those documents as well as Tyco's Annual Report on Form 10-K for the fiscal year ended September 29, 2006 and Tyco's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2006 from the SEC. Responses will be filed concurrent with the amended Registration Statements.

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

	2006(1)(2) (Restated)	2005(1)(3)(4) (Restated)	2004(1)(3)(5) (Restated)	2003(1)(3)(6)(7) (Restated)	2002(1)(3)(8) (Restated)
	(in millions, except per share data)
Consolidated Statements of Income Data:
Net revenue	$40,938	$39,283	$37,939	$33,839	$32,674
Income (loss) from continuing operations	3,948	3,110	2,865	880	(3,021)
Net income (loss)	3,590	3,094	2,822	966	(9,225)
Basic earnings (loss) per share:
Income (loss) from continuing operations	1.96	1.55	1.43	0.44	(1.52)
Net income (loss)	1.78	1.54	1.41	0.48	(4.64)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	1.91	1.47	1.34	0.44	(1.52)
Net income (loss)	1.74	1.46	1.32	0.48	(4.64)
Cash dividends per share(8)	0.40	0.31	0.05	0.05	0.05
Consolidated Balance Sheets Data (End of Period):
Total assets	$63,012	$62,465	$63,718	$63,174	$65,556
Long-term debt	9,340	10,569	14,518	18,059	16,506
Shareholders' equity	35,387	32,619	30,399	26,451	24,093

(1)
The Consolidated Income Statement Data for the years ended September 29, 2006, September 30, 2005, 2004, 2003 and 2002 have been restated to reflect additional income tax expense (benefit) of $123 million, $(75) million, $(2) million, $(45) million and $(8) million, respectively. (See Note 1 to the Consolidated Financial Statements).

(2)
Income from continuing operations for the year ended September 29, 2006 includes a charge of $100 million related to the Voluntary Replacement Program, which is included in cost of sales. Also included are $169 million of separation costs, a net gain on divestitures of $44 million, net restructuring charges of $26 million, of which $6 million are included in cost of sales, long-lived asset impairment charges of $7 million, the write-off of purchased in-process research and development of $63 million, $161 million of incremental stock option charges required under Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," $72 million of income related to a settlement with a former executive and $48 million of income resulting from a reduction in our estimated workers' compensation liabilities primarily due to favorable claims experience. Net income includes a $344 million loss, net of income taxes, from discontinued operations as well as a $14 million loss, net of income taxes, related to the cumulative effect adjustment recorded in conjunction with the adoption of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143" (see Note 9 to the Consolidated Financial Statements).

(3)
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

(4)
Income from continuing operations for the year ended September 30, 2005 includes a net gain on divestitures of $271 million, of which a charge of $3 million is included in cost of sales, net restructuring charges of $6 million, of which $1 million is included in cost of sales, long-lived asset impairment charges of $6 million, a $277 million charge related to a patent dispute in the Healthcare segment, a $70 million charge related to certain former executives' employment, a $50 million charge related to an SEC enforcement action, a loss of $1,013 million related to the retirement of debt, a $109 million of income related to a court-ordered restitution award as well as $4 million charge related to the write-down of an investment. Net income also includes a $37 million loss, net of income taxes, from discontinued operations as well as a $21 million gain, net of income taxes, related to a cumulative effect adjustment recorded in conjunction with the change in measurement date for pension and post retirement benefit plans (see Note 9 to the Consolidated Financial Statements).

(5)
Income from continuing operations for the year ended September 30, 2004 includes a charge of $116 million related to divestitures, net restructuring charges of $210 million, of which $6 million is included in cost of sales, charges for the impairment of long-lived assets of $52 million, and a loss of $284 million related to the retirement of debt. Net income also includes a $43 million loss, net of income taxes, from discontinued operations.

(6)
In 2003, Tyco consolidated variable interest entities in accordance with the transition provisions of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." As a result, Tyco recorded a cumulative effect adjustment of $75 million, net of income taxes.

(7)
Income from continuing operations for the year ended September 30, 2003 includes net restructuring credits of $68 million, charges for the impairment of long-lived assets of $825 million, charges for the impairment of goodwill of $245 million, additional changes in estimates $361 which arose from the Company's intensified internal audits and detailed controls and operating reviews, a charge of $91 million for a retroactive incremental premium on prior period directors and officers insurance, a loss related to the retirement of debt of $128 million and a charge of $87 million related to the write-down of certain investments. Net income also includes $161 million of income, net of income taxes, from discontinued operations.

(8)
Loss from continuing operations for the year ended September 30, 2002 includes net restructuring and other charges of $1,791 million, of which $732 million is included in cost of sales, charges of $3,307 million for the impairment of long-lived assets, goodwill impairment charges of $1,344 million, and a charge for the write-off of purchased research and development of $18 million. In addition, loss from continuing operations for the year ended September 30, 2002 includes a loss on investments of $271 million, a net gain on divestiture of $24 million and $30 million of income relating to the retirement of debt. Net loss also includes a $6,204 million loss, net of income taxes, from discontinued operations.

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

	2005 (Restated)	2004 (Restated)	2003 (Restated)	2002 (Restated)
	(in millions, except per share data)
Net income, as reported	$3,094	$2,822	$966	$(9,225)
Add: Employee compensation expense for share options included in reported net income, net of income taxes	23	66	67	53
Less: Total employee compensation expense for share options determined under fair value method, net of income taxes	(169)	(264)	(367)	(454)

Net income, pro forma	$2,948	$2,624	$666	$(9,626)

Earnings per share:
Basic—as reported(1)	$1.54	$1.41	$0.48	$(4.64)
Basic—pro forma	1.47	1.31	0.33	(4.84)
Diluted—as reported(2)	1.46	1.32	0.48	(4.64)
Diluted—pro forma	1.40	1.24	0.34	(4.84)

(1)
Prior to the stock option and equity plan and income tax restatements, basic EPS was reported as $1.51, $1.44, $0.49 and $(4.62) in 2005, 2004, 2003 and 2002, respectively.

(2)
Prior to the stock option and equity plan and income tax restatements, diluted EPS was reported as $1.43, $1.35, $0.49 and $(4.62) in 2005, 2004, 2003 and 2002, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations, including the effects of the restatement described in Note 1 to the Consolidated Financial Statements, should be read together with the Selected Financial Data and our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report. This discussion and analysis contains forward- looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to many factors, including but not limited to those under the headings "Risk Factors" and "Forward-Looking Information."

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

Restatements

Restatement—Accounting for Income Taxes

        During the second quarter of 2007, the Company identified certain errors in its income tax accounting primarily related to maintaining and tax effecting jurisdictional data and the classification of tax amounts in the Consolidated Balance Sheets. In addition, certain errors had been recorded and disclosed in the period in which they were identified rather than in the period in which they occurred since they were immaterial. While these errors are immaterial both individually and in the aggregate to Tyco's Consolidated Financial Statements, the Company has determined that these errors will become material to Tyco's income from continuing operations upon completion of the Proposed Separation. In anticipation of the Proposed Separation, the Company has restated its Consolidated Financial Statements.

Effect of Restatement

        These errors result in an aggregate understatement of income tax expense for all years of $14 million. The Company has restated its reported results to reflect the impact on income taxes. The impact by year and in total is as follows ($ in millions):

	2006	2005	2004	2003	2002	2001 and Prior	Total
Income tax expense (benefit)	$123	$(75)	$(2)	$(45)	$(8)	$21	$14

Restatement—Reviews of Prior Period Stock Option Grant Practices and Equity Plan Compliance

Review of Prior Period Stock Option Grant Practices

        As previously reported in our Form 10-K for 2006 filed on December 11, 2006, following publicity in 2006 regarding the granting of stock options at a number of companies, the Company initiated an internal review of its historical stock option grant practices to determine whether the Company's stock option award actions were appropriately governed and were accurately reflected in the Company's financial statements. The Company's Internal Audit staff, which reports directly to the Audit Committee of the Board of Directors, began a review of the Company's equity incentive plan practices and associated approvals over the period October 1999 through June 2006. In addition to its review of plan administration, the Internal Audit staff performed detailed audit procedures on more than 95% of share options granted through the regular and off-cycle grants during this period. The audit procedures covered 100% of named executive officers and Section 16 officers and directors. The Company's review included an evaluation of grant authorizations, an assessment of the appropriate measurement dates under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and the application of appropriate equity pricing methodology.

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

Effect of Restatement

        Taken together, the stock option and equity plan prior period errors result in an aggregate understatement of compensation expense of $281 million pre-tax and $193 million after-tax. Based on the findings of the items discussed above, the Company has restated its reported results for prior periods to reflect the impact of additional stock-based compensation expense in Corporate. The impact by year and in total is as follows ($ in millions):

	2006	2005	2004	2003	2002	2001 and Prior	Total
Pre-tax impact	—	$24	$85	$84	$75	$13	$281
After-tax impact	—	$13	$59	$59	$53	$9	$193

  Restatements—Reconciliations

        The impact on operating income for the years ended September 30, 2005 and 2004 as a result of the stock option and equity plan restatement and the impact on net income and accumulated earnings for the years ended September 29, 2006 and September 30, 2005 and 2004 as a result of the stock option and equity plan and income tax restatements are summarized in the tables below. The amounts previously reported are derived from the Form 10-K for the year ended September 29, 2006 filed on December 11, 2006 and have been reclassified for the effects of discontinued operations.

	Years Ended
	2006	2005	2004
	($ in millions)
Operating income, as previously reported	$5,474	$5,792	$5,231
Adjustments:
Prior Period Stock Option Grant Practices	—	(17)	(66)
Equity Plan Compliance	—	(7)	(19)

Decrease	—	(24)	(85)

Operating income, as originally restated	5,474	5,768	5,146
Reclass to discontinued operations(1)	(11)	(13)	(12)

Operating income, as restated	$5,463	$5,755	$5,134

Operating Margins:
As previously reported	13.4%	14.7%	13.8%
As originally restated	13.4%	14.7%	13.6%
As restated	13.3%	14.7%	13.5%
	Net Income			Accumulated Earnings
	Years Ended			At October 1,
	2006	2005	2004	2003
	($ in millions)
As previously reported	$3,713	$3,032	$2,879	$2,961
Adjustments:
Prior Period Stock Option Grant Practices	—	(8)	(46)	(119)
Equity Plan Compliance	—	(5)	(13)	(2)

Decrease(2)	—	(13)	(59)	(121)

As originally restated	3,713	3,019	2,820	2,840
Adjustment: income taxes	(123)	75	2	32

As restated	$3,590	$3,094	$2,822	$2,872

(1)
Amounts have been reclassified to reflect AIJ as a discontinued operation.

(2)
The annual impact of the stock option and equity plan restatement on accumulated earnings was $59 million, $53 million, and $9 million for 2003, 2002 and 2001 and prior, respectively.

        The following tables reflect the impact of the income tax and stock option and equity plan restatements on the Company's Consolidated Statements of Income. The amounts previously reported are derived from the Form 10-K for the year ended September 29, 2006 filed on December 11, 2006 and have been reclassified for the effects of discontinued operations.

	Year Ended September 29, 2006
	Amounts Previously Reported	Reclass to Discontinued Operations(1)	Adjustments to Income Taxes	As Restated
	($ in millions, except per share data)
Consolidated Statements of Income Data:
Service revenue	$7,814	$(22)	$—	$7,792
Net revenue	40,960	(22)	—	40,938
Cost of service	4,780	(7)	—	4,773
Selling, general and administrative expenses	7,988	(4)	—	7,984
Operating income	5,474	(11)	—	5,463
Interest income	134	(1)	—	133
Interest expense	(713)	4	—	(709)
Income from continuing operations before income taxes and minority interest	4,884	(8)	—	4,876
Income taxes	(799)	2	(123)	(920)
Minority interest	(10)	2	—	(8)
Income from continuing operations	4,075	(4)	(123)	3,948
Loss from discontinued operations, net of income taxes	(348)	4	—	(344)
Income before cumulative effect of accounting change	3,727	—	(123)	3,604
Net income	3,713	—	(123)	3,590
Basic earnings per share:
Income from continuing operations	$2.03			$1.96
Loss from discontinued operations	(0.17)			(0.17)
Income before cumulative effect of accounting change	1.86			1.79
Cumulative effect of accounting change	(0.01)			(0.01)
Net income	$1.85			$1.78
Diluted earnings per share:
Income from continuing operations	$1.97			$1.91
Loss from discontinued operations	(0.17)			(0.17)
Income before cumulative effect of accounting change	1.80			1.74
Cumulative effect of accounting change	—			—
Net income	$1.80			$1.74

(1)
Amounts have been reclassified to reflect AIJ as a discontinued operation.

	Year Ended September 30, 2005
	Amounts Previously Reported	As Originally Restated	Reclass to Discontinued Operations(1)	Adjustments to Income Taxes	As Restated
	($ in millions, except per share data)
Consolidated Statements of Income Data:
Service revenue	$7,772	$7,772	$(22)	$—	$7,750
Net revenue	39,305	39,305	(22)	—	39,283
Cost of service	4,767	4,767	(6)	—	4,761
Selling, general and administrative expenses	8,205	8,229	(3)	—	8,226
Operating income	5,792	5,768	(13)	—	5,755
Interest expense	(815)	(815)	1	—	(814)
Income from continuing operations before income taxes and minority interest	4,189	4,165	(12)	—	4,153
Income taxes	(1,123)	(1,112)	2	75	(1,035)
Minority interest	(9)	(9)	1	—	(8)
Income from continuing operations	3,057	3,044	(9)	75	3,110
Loss from discontinued operations, net of income taxes	(46)	(46)	9	—	(37)
Income before cumulative effect of accounting change	3,011	2,998	—	75	3,073
Net income	3,032	3,019	—	75	3,094
Basic earnings per share:
Income from continuing operations	$1.52	$1.51			$1.55
Loss from discontinued operations	(0.02)	(0.02)			(0.02)
Income before cumulative effect of accounting change	1.50	1.49			1.53
Cumulative effect of accounting change	0.01	0.01			0.01
Net income	$1.51	$1.50			$1.54
Diluted earnings per share:
Income from continuing operations	$1.45	$1.44			$1.47
Loss from discontinued operations	(0.02)	(0.02)			(0.02)
Income before cumulative effect of accounting change	1.42	1.42			1.45
Cumulative effect of accounting change	0.01	0.01			0.01
Net income	$1.43	$1.43			$1.46

(1)
Amounts have been reclassified to reflect AIJ as a discontinued operation.

	Year Ended September 30, 2004
	Amounts Previously Reported	As Originally Restated	Reclass to Discontinued Operations(1)	Adjustments to Income Taxes	As Restated
	($ in millions, except per share data)
Consolidated Statements of Income Data:
Service revenue	$8,074	$8,074	$(21)	$—	$8,053
Net revenue	37,960	37,960	(21)	—	37,939
Cost of service	5,145	5,145	(3)	—	5,142
Selling, general and administrative expenses	8,097	8,182	(6)	—	8,176
Operating income	5,231	5,146	(12)	—	5,134
Income from continuing operations before income taxes and minority interest	4,080	3,995	(12)	—	3,983
Income taxes	(1,138)	(1,112)	3	2	(1,107)
Minority interest	(14)	(14)	3	—	(11)
Income from continuing operations	2,928	2,869	(6)	2	2,865
Loss from discontinued operations, net of income taxes	(49)	(49)	6	—	(43)
Income before cumulative effect of accounting change	2,879	2,820	—	2	2,822
Net income	2,879	2,820	—	2	2,822
Basic earnings per share:
Income from continuing operations	$1.46	$1.43			$1.43
Loss from discontinued operations	(0.02)	(0.02)			(0.02)
Income before cumulative effect of accounting change	1.44	1.41			1.41
Cumulative effect of accounting change	—	—			—
Net income	$1.44	$1.41			$1.41
Diluted earnings per share:
Income from continuing operations	$1.37	$1.34			$1.34
Loss from discontinued operations	(0.02)	(0.02)			(0.02)
Income before cumulative effect of accounting change	1.35	1.32			1.32
Cumulative effect of accounting change	—	—			—
Net income	$1.35	$1.32			$1.32

(1)
Amounts have been reclassified to reflect AIJ as a discontinued operation.

        The following tables reflect the impact of the income tax and stock option and equity plan restatements on the Company's Consolidated Balance Sheets. The amounts previously reported are derived from the Form 10-K for the year ended September 29, 2006 filed on December 11, 2006 and have been reclassified for the effects of discontinued operations.

	September 29, 2006
	Amounts Previously Reported	Reclass to Discontinued Operations(1)	Adjustments to Income Taxes	As Restated
	($ in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,926	$(16)	$—	$2,910
Accounts receivable, net	7,064	(4)	—	7,060
Inventories	4,794	(1)	—	4,793
Prepaid expenses and other current assets	2,585	(1)	(266)	2,318
Deferred income taxes	1,171	(1)	80	1,250
Assets held for sale	245	96	—	341
Total current assets	18,785	73	(186)	18,672
Property, plant & equipment, net	9,309	(69)	—	9,240
Goodwill	24,858	—	14	24,872
Other assets	5,642	(4)	(538)	5,100
Total Assets	63,722	—	(710)	63,012
Current maturities of long-term debt	808	(8)	—	800
Accounts payable	3,527	(1)	—	3,526
Accrued and other current liabilities	5,834	(4)	(508)	5,322
Liabilities held for sale	56	39	—	95
Total current liabilities	11,066	26	(508)	10,584
Long-term debt	9,365	(25)	—	9,340
Other liabilities	7,818	(1)	(170)	7,647
Total Liabilities	28,249	—	(678)	27,571
Accumulated earnings	10,706	—	(14)	10,692
Accumulated other comprehensive income	1,035	—	(18)	1,017
Total Shareholders' Equity	35,419	—	(32)	35,387
Total Liabilities and Shareholders' Equity	63,722	—	(710)	63,012

(1)
Amounts have been reclassified to reflect AIJ as a discontinued operation.

	September 30, 2005
	Amounts Previously Reported	As Originally Restated	Reclass to Discontinued Operations(1)	Adjustments to Income Taxes	As Restated
	($ in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,212	$3,212	$(8)	$—	$3,204
Accounts receivable, net	6,657	6,657	(3)	—	6,654
Inventories	4,144	4,144	(1)	—	4,143
Prepaid expenses and other current assets	1,861	1,861	(1)	2	1,862
Deferred income taxes	1,220	1,220	(1)	97	1,316
Assets held for sale	1,568	1,568	90	—	1,658
Total current assets	18,662	18,662	76	99	18,837
Property, plant & equipment, net	9,092	9,092	(71)	—	9,021
Goodwill	24,557	24,557	—	12	24,569
Other assets	5,225	5,290	(5)	(332)	4,953
Total Assets	62,621	62,686	—	(221)	62,465
Accounts payable	3,019	3,019	(1)	—	3,018
Accrued and other current liabilities	5,769	5,769	(6)	(246)	5,517
Liabilities held for sale	320	320	38	—	358
Total current liabilities	11,809	11,809	31	(246)	11,594
Long-term debt	10,599	10,599	(30)	—	10,569
Other liabilities	7,702	7,702	(1)	(79)	7,622
Total Liabilities	30,110	30,110	—	(325)	29,785
Contributed surplus, net	15,249	15,507	—	—	15,507
Accumulated earnings(2)	7,993	7,800	—	109	7,909
Accumulated other comprehensive income	265	265	—	(5)	260
Total Shareholders' Equity	32,450	32,515	—	104	32,619
Total Liabilities and Shareholders' Equity	62,621	62,686	—	(221)	62,465

(1)
Amounts have been reclassified to reflect AIJ as a discontinued operation.

(2)
The impact of the stock option and equity plan restatement described above on accumulated earnings as of September 30, 2004 and October 1, 2003 was a decrease of $180 million and $121 million, respectively.

        The following tables reflect the impact of the income tax and stock option and equity plan restatements on the Company's Consolidated Statements of Cash Flows. The amounts previously reported are derived from the Form 10-K for the year ended September 29, 2006 filed on December 11, 2006 and have been reclassified for the effects of discontinued operations.

	Year Ended September 29, 2006
	Amounts Previously Reported	Reclass to Discontinued Operations(1)	Adjustments to Income Taxes	As Restated
	($ in millions)
Consolidated Cash Flow Data:
Net income	$3,713	$—	$(123)	$3,590
Loss from discontinued operations, net of income taxes	348	(4)	—	344
Income from continuing operations	4,075	(4)	(123)	3,948
Depreciation and amortization	2,065	(3)	—	2,062
Deferred income taxes	72	(1)	(18)	53
Other non-cash items	(14)	(1)	—	(15)
Accounts receivable, net	(206)	1	—	(205)
Accounts payable	435	(1)		434
Income taxes	(140)	2	141	3
Net cash provided by operating activities	5,594	(7)	—	5,587
Net cash (used in) provided by discontinued operating activities	(28)	7	—	(21)
Capital expenditures	(1,569)	1	—	(1,568)
Net cash used in investing activities	(1,326)	1	—	(1,325)
Net cash used in discontinued investing activities	(100)	(1)	—	(101)
Net repayment of short-term debt	(1,901)	(7)	—	(1,908)
Repayment of long-term debt	(32)	5		(27)
Transfer (to) from discontinued operations	(241)	(1)	—	(242)
Net cash used in financing activities	(4,596)	(3)	—	(4,599)
Net cash provided by (used in) discontinued financing activities	137	3	—	140
Effect of currency translation on cash	42	1	—	43
Net (decrease) increase in cash and cash equivalents	(277)	1	—	(276)
Less: net (increase) decrease in cash related to discontinued operations	(9)	(9)	—	(18)
Cash and cash equivalents at beginning of year	3,212	(8)	—	3,204
Cash and cash equivalents at end of year	2,926	(16)	—	2,910

(1)
Amounts have been reclassified to reflect AIJ as a discontinued operation.

	Year Ended September 30, 2005
	Amounts Previously Reported	Reclass to Discontinued Operations(1)	Adjustments to Income Taxes	As Restated
	($ in millions)
Consolidated Cash Flow Data:
Net income	$3,019	$—	$75	$3,094
Loss from discontinued operations, net of income taxes	46	(9)	—	37
Income from continuing operations	3,044	(9)	75	3,110
Depreciation and amortization	2,084	(3)	—	2,081
Deferred income taxes	(28)	1	64	37
Other non-cash items	49	(1)	—	48
Accounts receivable, net	(701)	(5)	—	(706)
Income taxes	328	(1)	(139)	188
Other	(147)	(2)	—	(149)
Net cash provided by operating activities	6,154	(21)	—	6,133
Net cash (used in) provided by discontinued operating activities	64	21	—	85
Capital expenditures	(1,354)	15	—	(1,339)
Other	(16)	3	—	(13)
Net cash used in investing activities	(1,715)	18	—	(1,697)
Net cash used in discontinued investing activities	(39)	(18)	—	(57)
Repayment of long-term debt	(2,956)	(30)		(2,986)
Transfer (to) from discontinued operations	(78)	29	—	(49)
Net cash used in financing activities	(5,782)	(1)	—	(5,783)
Net cash provided by (used in) discontinued financing activities	(16)	1	—	(15)
Less: net (increase) decrease in cash related to discontinued operations	(9)	(4)	—	(13)
Cash and cash equivalents at beginning of year	4,490	(4)	—	4,486
Cash and cash equivalents at end of year	3,212	(8)	—	3,204

(1)
Amounts have been reclassified to reflect AIJ as a discontinued operation.

	Year Ended September 30, 2004
	Amounts Previously Reported	Reclass to Discontinued Operations(1)	Adjustments to Income Taxes	As Restated
	($ in millions)
Consolidated Cash Flow Data:
Net income	$2,820	$—	$2	$2,822
Loss from discontinued operations, net of income taxes	49	(6)	—	43
Income from continuing operations	2,869	(6)	2	2,865
Depreciation and amortization	2,098	(3)	—	2,095
Deferred income taxes	167	1	103	271
Other non-cash items	39	(3)	—	36
Accounts receivable, net	(149)	2	—	(147)
Accounts payable	84	1	—	85
Income taxes	404	(5)	(105)	294
Net cash provided by operating activities	5,205	(13)	—	5,192
Net cash (used in) provided by discontinued operating activities	206	13	—	219
Capital expenditures	(1,127)	1	—	(1,126)
Net cash used in investing activities	(384)	1	—	(383)
Net cash used in discontinued investing activities	(48)	(1)	—	(49)
Transfer (to) from discontinued operations	169	11	—	180
Other	(24)	1	—	(23)
Net cash used in financing activities	(4,559)	12	—	(4,547)
Net cash provided by (used in) discontinued financing activities	(186)	(12)	—	(198)
Cash and cash equivalents at beginning of year	4,183	(5)	—	4,178
Cash and cash equivalents at end of year	4,490	(5)	—	4,485

(1)
Amounts have been reclassified to reflect AIJ as a discontinued operation.

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

        We expect to incur separation costs related to debt refinancing, tax restructuring, professional services and employee-related costs. We currently estimate that the income statement charges will be at the high end of the range of $1.2 billion to $1.6 billion, after-tax. The total charges to complete the Proposed Separation will be influenced by the manner in which and the conditions under which we execute the tax restructuring and debt refinancing transactions. During 2006, the Company incurred $169 million of costs related to the Proposed Separation primarily related to legal, accounting and consulting work associated with executing the transaction.

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

        During the first quarter of 2007, the operations of Aguas Industriales de Jose, C.A. ("AIJ"), a majority owned Engineered Products and Services segment joint venture in Venezuela met the held for sale and discontinued operations criteria and was sold. As such, it has been included in discontinued operations in all periods presented.

        During 2006, we completed the sale of our Plastics and Adhesives segment. Our Plastics, Adhesives and Ludlow Coated Products businesses were sold for net proceeds of $882 million and the A&E Products Group was sold for net proceeds of $2 million. During 2006, the Company also recorded a $30 million receivable due from the purchaser of the Plastics, Adhesives and Ludlow Coated Products businesses based on the decline of average resin prices during fiscal year 2006, as contemplated in the definitive sale agreement. This amount is payable to Tyco no later than January 2007. Additionally, we entered into a definitive agreement to sell Printed Circuit Group ("PCG"), a Tyco Electronics business and leading manufacturer of high-technology printed circuit boards for the military, aerospace and commercial markets, for $226 million. This transaction was completed on October 27, 2006 and a gain on sale of approximately $45 million is expected. As such, the operations of our Plastics and Adhesives segment, PCG business and AIJ business are reflected as discontinued operations in all periods presented. Details related to the Company's divestiture program and the related discontinued operations are discussed in "Discontinued Operations and Divestitures." We are continuing to assess the strategic fit of our various businesses and are considering additional divestitures where businesses do not align with our long term vision.

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

Operating Results

        Net revenue and net income for the years ended September 29, 2006, and September 30, 2005 and 2004, as restated, was as follows ($ in millions):

	2006 (Restated)	2005 (Restated)	2004 (Restated)
Revenue from product sales	$33,146	$31,533	$29,886
Service revenue	7,792	7,750	8,053

Net revenue	$40,938	$39,283	$37,939

Operating income	$5,463	$5,755	$5,134
Interest income	133	123	91
Interest expense	(709)	(814)	(956)
Other expense, net	(11)	(911)	(286)

Income from continuing operations before income taxes and minority interest	4,876	4,153	3,983
Income taxes	(920)	(1,035)	(1,107)
Minority interest	(8)	(8)	(11)

Income from continuing operations	3,948	3,110	2,865
Loss from discontinued operations, net of income taxes	(344)	(37)	(43)

Income before cumulative effect of accounting change	3,604	3,073	2,822
Cumulative effect of accounting change, net of income taxes	(14)	21	—

Net income	$3,590	$3,094	$2,822

        Net revenue increased $1.7 billion, or 4.2%, for 2006 as compared to 2005, as a result of growth in all segments, led by Electronics and Engineered Products and Services. Foreign currency exchange rates and the impact of acquisitions and divestitures negatively impacted 2006 revenue growth by $326 million and $125 million, respectively.

        Operating income decreased $292 million, or 5.1%, for 2006 while operating margin decreased 1.4 percentage points to 13.3%. Operating income for 2006 was unfavorably impacted by charges of $426 million, consisting of separation costs of $169 million; incremental stock option charges of $161 million as required under Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," charges of $63 million related to purchased in-process research and development and net restructuring and impairment charges of $33 million, of which $6 million is included in cost of sales. Operating income for 2006 also included net gains and impairments on divestitures of $44 million, $72 million of income related to a settlement with a former executive and $48 million of income resulting from a reduction in our estimated workers' compensation liabilities primarily due to favorable claims experience. In addition, foreign currency exchange rates negatively affected operating income by $52 million.

        Net revenue increased $1.3 billion, or 3.5%, for 2005 as compared to 2004, which resulted from growth in all segments. Foreign currency exchange rates favorably affected 2005 by $873 million while the impact of divestitures and acquisitions negatively impacted the period by $689 million.

        Operating income increased $621 million, or 12.1%, for 2005 while operating margin increased 1.2 percentage points to 14.7%. Operating income for 2005 was favorably impacted by the gain on the sale of the TGN business of $301 million. In addition, the year was unfavorably impacted by charges related to an adverse decision by the United States Court of Appeals for the Federal Circuit on a patent dispute in the Healthcare segment of $277 million, a charge related to an SEC enforcement action of $50 million and a charge relating to former executives' employment of $70 million. Foreign currency exchange rates favorably affected operating income by $142 million.

Results by Geographic Area

        Net revenue by geographic area for the years ended September 29, 2006, September 30, 2005 and 2004 was as follows ($ in millions):

	2006	2005	2004
Net revenue:
United States	$19,985	$19,298	$19,254
Other Americas	2,472	2,180	2,082
Europe	11,498	11,407	10,830
Asia-Pacific	6,983	6,398	5,773

Net revenue(1)	$40,938	$39,283	$37,939

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

Engineered Products and Services

        Net revenue, operating income and operating margin for Engineered Products and Services for the years ended September 29, 2006, September 30, 2005 and 2004 were as follows ($ in millions):

	2006	2005	2004
Revenue from product sales	$5,625	$5,137	$4,582
Service revenue	1,295	1,297	1,404

Net revenue	$6,920	$6,434	$5,986

Operating income	$665	$659	$608
Operating margin	9.6%	10.2%	10.2%

        Net revenue for Engineered Products and Services increased $486 million or 7.6% in 2006 as compared to 2005. The increase in net revenue was largely driven by Flow Control as a result of strong project volume in the Pacific Region and favorable market conditions in Asia and North America, as well as increased selling prices in Electrical & Metal Products due to higher costs of copper. To a lesser extent, Tyco Fire & Building Products experienced growth in the industrial and commercial construction markets and increased price realization. The above increases in revenue were partially offset by a decrease at Infrastructure Services as a result of a strategic decision to be more selective in bidding for new projects, which has resulted in fewer but more profitable projects, and unfavorable changes in foreign currency exchange rates of $25 million.

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

        Net revenue for Engineered Products and Services increased $448 million or 7.5% in 2005 as compared to 2004. The increase in net revenue was largely driven by increased selling prices in Electrical & Metal Products due to higher costs of steel and other raw materials. In addition, Flow Control and, to a lesser extent, Tyco Fire & Building Products experienced growth in the industrial and commercial construction markets. Favorable changes in foreign currency exchange rates of $167 million also contributed to the increase in revenue. The above increases in revenue were partially offset by a decrease at Infrastructure Services as a result of a strategic decision to be more selective in bidding for new projects, which has resulted in fewer but more profitable projects.

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

Interest Income and Expense

        Interest income was $133 million in 2006, as compared to $123 million and $91 million in 2005 and 2004, respectively.

        Interest expense was $709 million in 2006, as compared to $814 million in 2005 and $956 million in 2004. The decrease in interest expense in 2006 is primarily driven by lower debt balances, partially offset by the impact of higher interest rates on our interest rate swap program as compared to 2005.

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

Income Taxes

        Our effective income tax rate was 18.9%, 24.9% and 27.8% for 2006, 2005 and 2004, respectively. The decrease in the effective tax rate from 2005 to 2006 was primarily the result of additional releases of deferred tax asset valuation allowances, as a result of improved historical and projected profitability in certain jurisdictions. The decrease in the effective tax rate from 2004 to 2005 is primarily the result of the release of valuation allowances, benefits realized related to the TGN divestiture, as well as the court-ordered restitution award related to certain former executives for which there is no tax obligation and, to a lesser extent, increased profitability in operations in jurisdictions with lower tax rates. This decrease is partially offset by an increase in charges for which no tax benefit was available such as the loss on retirement of debt, asset impairments and the estimated settlement of the SEC enforcement action.

        The valuation allowance for deferred tax assets of $1,696 million and $1,832 million at September 29, 2006 and September 30, 2005, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheets. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires a valuation allowance be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized.

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

        The IRS continues to audit the 1997 through 2000 years. In 2004, we submitted to the IRS proposed adjustments to these prior period U.S. federal income tax returns, resulting in a reduction in the taxable income previously filed. During 2006, the IRS accepted substantially all of the proposed adjustments. Also during 2006, we developed proposed amendments to U.S. federal income tax returns for additional periods through 2002. On the basis of previously accepted amendments, we have determined that acceptance of these adjustments is probable and, accordingly, have recorded them in the Consolidated Financial Statements. Such adjustments did not have a material impact on our financial condition, results of operations or cash flows.

        We have yet to complete proposed amendments to our U.S. federal income tax returns for periods subsequent to 2002, which will primarily reflect the roll forward through 2006 of the amendments for the periods 1997 to 2002. When our tax return positions are updated, additional adjustments may be identified and recorded in the Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, we believe that any resulting adjustments will not have a material impact on our financial condition, results of operations or cash flows.

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

Discontinued Operations and Divestitures

Discontinued Operations

        During the first quarter of 2007, the operations of Aguas Industriales de Jose, C.A. ("AIJ"), a majority owned Engineered Products and Services segment joint venture in Venezuela, met the held for sale and discontinued operations criteria and was sold. As such, it has been included in discontinued operations in all periods presented.

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

Liquidity and Capital Resources

        The sources of our cash flow from operating activities and the use of a portion of that cash in our operations for the years ended September 29, 2006, and September 30, 2005 and 2004, as restated, were as follows ($ in millions):

	2006 (Restated)	2005 (Restated)	2004 (Restated)
Cash flows from operating activities:
Operating income	$5,463	$5,755	$5,134
Non-cash restructuring and asset impairment charges (credits), net	9	(13)	16
(Gains) losses on divestitures	(44)	(271)	111
In-process research and development	63	—	—
Depreciation and amortization(1)	2,062	2,081	2,095
Non-cash compensation expense	275	99	121
Deferred income taxes	53	37	271
Provision for losses on accounts receivable and inventory	174	232	317
Other, net(2)	(46)	148	79
Net increase in working capital	(926)	(209)	(980)
Interest income	133	123	91
Interest expense	(709)	(814)	(956)
Income tax expense	(920)	(1,035)	(1,107)

Net cash provided by operating activities	$5,587	$6,133	$5,192

Other cash flow items:
Capital expenditures, net(3)	$(1,513)	$(1,248)	$(986)
Decrease in sale of accounts receivable	9	18	929
Acquisition of customer accounts (ADT dealer program)	(373)	(328)	(254)
Purchase accounting and holdback liabilities	(19)	(47)	(104)
Voluntary pension contributions	2	115	567

(1)
Includes depreciation expense of $1,412 million, $1,428 million and $1,404 million in 2006, 2005 and 2004, respectively and amortization of intangible assets of $650 million, $653 million and $691 million in 2006, 2005 and 2004, respectively.

(2)
Includes the add-back of losses on the retirement of debt of $2 million, $1,013 million and $284 million in 2006, 2005 and 2004, respectively.

(3)
Includes net proceeds of $55 million, $91 million and $140 million received for the sale/disposition of property, plant and equipment in 2006, 2005 and 2004, respectively.

        The net change in total working capital was a cash decrease of $926 million in 2006. The components of this change are set forth in the Consolidated Statements of Cash Flows. The change in working capital included an increase of $680 million in inventories and a $332 million decrease in accrued and other liabilities, primarily related to decreased accrued legal and audit fees, partially offset by an increase in annual employee bonus compensation.

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

        Cash flows from operating activities and other cash flow items by segment for the year ended September 29, 2006 were as follows ($ in millions):

	Electronics	Fire and Security	Healthcare	Engineered Products and Services	Corporate and Other	Total (Restated)
Cash flows from operating activities:
Operating income (loss)	$1,808	$1,190	$2,200	$665	$(400)	$5,463
Non-cash restructuring and asset impairment charges, net	3	1	4	1	—	9
Losses (gains) on divestitures	2	1	(48)	—	1	(44)
In-process research and development			63			63
Depreciation	463	567	270	101	11	1,412
Intangible assets amortization	70	514	64	2	—	650

Depreciation and amortization	533	1,081	334	103	11	2,062
Non-cash compensation expense	65	56	58	26	70	275
Deferred income taxes	—	—	—	—	53	53
Provision for losses on accounts receivable and inventory	67	31	48	28	—	174
Net (increase) decrease in working capital and other	(92)	(126)	(605)	33	(182)	(972)
Interest income	—	—	—	—	133	133
Interest expense	—	—	—	—	(709)	(709)
Income tax expense	—	—	—	—	(920)	(920)

Net cash provided by (used in) operating activities	$2,386	$2,234	$2,054	$856	$(1,943)	$5,587

Other cash flow items:
Capital expenditures, net	$(549)	$(433)	$(429)	$(97)	$(5)	$(1,513)
Decrease in sale of accounts receivable	—	9	—	—	—	9
Acquisition of customer accounts (ADT dealer program)	—	(373)	—	—	—	(373)
Purchase accounting and holdback liabilities	(4)	(6)	(8)	(1)	—	(19)
Voluntary pension contributions	—	—	2	—	—	2

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

        We continue to fund capital expenditures to improve the cost structure of our businesses, to invest in new processes and technology, and to maintain high quality production standards. Capital spending increased to $1.6 billion in 2006 from $1.3 billion in 2005. The level of capital expenditures in 2007 is expected to exceed spending levels in 2006 and is also expected to exceed depreciation. In October 2006, the Company exercised its right to buy five cable laying sea vessels that were previously included under an off-balance sheet leasing arrangement for $280 million. This cash paid will be included in capital expenditures for 2007.

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

Capitalization

        Shareholders' equity was $35.4 billion or $17.76 per share, at September 29, 2006, compared to $32.6 billion or $16.19 per share, at September 30, 2005. This increase was due primarily to net income of $3.6 billion, the exchange of convertible debt due 2018 of $1.2 billion, and favorable changes in foreign currency exchange rates of $606 million. These increases were partially offset by the repurchase of common shares by a subsidiary of $2.5 billion as previously mentioned and dividends declared of $807 million.

        At September 29, 2006, total debt decreased $2.4 billion to $10.1 billion, as compared to $12.5 billion at September 30, 2005. Total debt as a percentage of total capitalization (total debt and shareholders' equity) was 22% at September 29, 2006 and 28% at September 30, 2005. Our debt levels significantly decreased as compared to September 30, 2005 primarily due to the redemption of $1.2 billion of our Series A 2.75% convertible senior debentures due 2018 with a 2008 put option, and the scheduled $1.0 billion repayment of our 6.375% public notes. Also, as mentioned, we repaid and terminated one of our synthetic lease facilities reducing our principal debt by $203 million.

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

Commitments and Contingencies

Contractual Obligations

        Contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable operating leases and other obligations at September 29, 2006 is as follows ($ in millions):

	2007	2008	2009	2010	2011	Thereafter	Total
Debt(1)	$774	$811	$2,547	$6	$1,002	$4,833	$9,973
Capital leases	26	27	22	9	7	76	167
Operating leases	516	405	301	214	158	499	2,093
Purchase obligations(2)	222	24	10	10	7	24	297

Total contractual cash obligations(3)	$1,538	$1,267	$2,880	$239	$1,174	$5,432	$12,530

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

Compliance Matters

        Tyco has received and responded to various allegations that certain improper payments were made by Tyco subsidiaries in recent years. During 2005, Tyco reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to the allegations. Tyco also informed the DOJ and the SEC that it has retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), that it would continue to make periodic progress reports to these agencies, and that it would present its factual findings upon conclusion of the baseline review. The Company has and will continue to have communications with the DOJ and SEC to provide updates on the baseline review being conducted by outside counsel, including, as appropriate, briefings concerning additional instances of potential improper payments identified by the Company in the course of its ongoing compliance activities. To date, the baseline review has revealed that some business practices may not comply with Tyco and FCPA requirements. Tyco cannot predict the outcome of other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of any or all of these matters. Accordingly, it is possible that the Company may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its financial position, results of operations or cash flows.

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

Backlog

        At September 29, 2006, we had a backlog of unfilled orders of $13.7 billion, compared to a backlog of $13.1 billion at September 30, 2005. We expect that approximately 80% of our backlog at

September 29, 2006 will be filled during 2007. Backlog by reportable industry segment at September 29, 2006 and September 30, 2005 is as follows ($ in millions):

	2006	2005
Fire and Security	$7,000	$6,732
Engineered Products and Services	3,742	3,559
Electronics	2,711	2,496
Healthcare	280	272

	$13,733	$13,059

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

        The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. See Item I. Business—Environmental Matters, on Form 10-K filed December 11, 2006, for a discussion of these liabilities.

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

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Total debt:
Fixed rate (US$)	3	110	1,591	5	1,002	3,911	6,622	7,231
Average interest rate	1.3%	6.9%	6.2%	14.8%	6.8%	5.7%	—	—
Fixed rate (Euro)	771	3	872	2	2	6	1,656	1,676
Average interest rate	6.1%	6.3%	5.5%	8.2%	7.4%	7.2%	—	—
Fixed rate (Yen)	3	1	1	—	—	51	56	56
Average interest rate	1.9%	1.9%	1.9%	—	—	5.0%	—	—
Fixed rate (British Pound)	1	1	—	—	—	924	926	1,009
Average interest rate	7.3%	6.9%	—	—	—	6.5%	—	—
Fixed rate (Other)	2	2	2	2	1	4	13	13
Average interest rate	6.9%	6.9%	6.6%	6.5%	6.5%	6.9%	—	—
Variable rate (US$)	1	702	86	2	1	2	794	794
Average interest rate(1)	8.5%	5.8%	7.2%	8.4%	8.4%	9.1%	—	—
Variable rate (Euro)	13	14	13	1	1	1	43	43
Average interest rate(1)	4.4%	4.4%	4.4%	4.6%	4.6%	4.7%	—	—
Variable rate (Other)	6	5	4	3	2	10	30	30
Average interest rate(1)	7.0%	7.7%	8.2%	8.7%	10.0%	10.3%	—	—
Cross Currency Swap:
British Pound to US$	—	—	—	—	—	216	216	52
Average pay rate(1)	—	—	—	—	—	6.6%	—	—
Average receive rate	—	—	—	—	—	6.5%	—	—
Interest rate swaps:
Fixed to variable (US$)	—	—	—	—	—	375	375	(6)
Average pay rate(1)	—	—	—	—	—	7.0%	—	—
Average receive rate	—	—	—	—	—	6.4%	—	—
Fixed to variable (British Pound)	—	—	—	—	—	216	216	—
Average pay rate(1)	—	—	—	—	—	6.6%	—	—
Average receive rate	—	—	—	—	—	6.5%	—	—

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 29, 2006, our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal controls over financial reporting relating to accounting for income taxes, which we view as an integral part of our disclosure controls and procedures.

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

        We also have ongoing initiatives to standardize and upgrade various financial operating systems and eliminate many of the manual and redundant tasks previously performed under older systems or processes. These changes will be implemented in stages over the next several years. Additionally, in preparation for our previously announced separation into three separate publicly traded companies, we are continuing to install the necessary controls to allow the two new entities to properly function as independent public companies. We have also begun migrating certain processes, applications and functions previously performed by us to these two entities. We believe that these initiatives should further strengthen our internal control over financial reporting, as well as automate a number of our processes and activities. We believe that the necessary procedures are in place to maintain effective internal control over financial reporting as these initiatives continue.

Management's Report on Internal Control over Financial Reporting (As Revised)

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

        Management assessed the effectiveness of our internal control over financial reporting as of September 29, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our assessment, we believe that our internal controls over financial reporting were not effective as a result of a material weakness related to certain aspects of accounting for income taxes as of September 29, 2006.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that material misstatements of the annual or interim financial statements will not be prevented or detected. Over the past four years, significant internal control, informational systems and process improvements have been implemented in our tax accounting processes. However, we determined that control deficiencies existed related to (a) consolidating entries and computing taxes on a jurisdictional specific basis to allow for proper calculation, analysis and reconciliation of taxes receivable, taxes payable and related deferred taxes, and (b) procedures with respect to classification of tax amounts in the consolidated balance sheet. The control deficiencies did not result in a material misstatement to our consolidated financial statements in any period presented; however, the design and operation of procedural and monitoring controls may not have prevented or detected, at the level of less than remote likelihood, errors from occurring that could have been material, either individually or in the aggregate.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of September 29, 2006 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements included in this Form 10-K/A, as stated in their report which is included herein.

April 19, 2007

Remediation Plan

        Considerable actions have been taken to improve internal controls over our accounting for income taxes, and we will take further steps to strengthen controls, including the following planned actions:

  •
  enhance policies and procedures relating to tax account reconciliation and analysis;

  •
  evaluate and augment tax accounting resources;

  •
  further specify and communicate to information providers requirements for tax jurisdiction specific information; and

  •
  further strengthen communication and information flows between the Tax department and Controller's group.

PART IV

Item 15.    Exhibits and Financial Statement Schedule

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
21.1	Subsidiaries of the registrant.
23.1	Consent of Deloitte and Touche LLP (Filed herewith).
24.1	Power of Attorney (Filed as Exhibit 24.1 to the Registrant's Annual Report on Form 10-K for the year ended September 29, 2006 filed on December 11, 2006).
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

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
Christopher J. Coughlin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 20, 2007

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on April 20, 2007 in the capacities indicated below.

Name	Title

/s/ EDWARD D. BREEN Edward D. Breen	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
/s/ CHRISTOPHER J. COUGHLIN Christopher J. Coughlin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ CAROL ANTHONY DAVIDSON Carol Anthony Davidson	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
* Adm. Dennis C. Blair	Director
* Brian Duperreault	Director
* Bruce S. Gordon	Director
* Rajiv L. Gupta	Director
* John A. Krol	Director
* H. Carl McCall	Director

* Dr. Brendan R. O'Neill	Director
William S. Stavropoulos	Director
* Sandra S. Wijnberg	Director
* Jerome B. York	Director

*    Christopher J. Coughlin, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed as Exhibit 24.1 to this Report.

By:	/s/ CHRISTOPHER J. COUGHLIN
Christopher J. Coughlin Attorney-in-fact

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

        We have audited the accompanying consolidated balance sheets of Tyco International Ltd. and subsidiaries (the "Company") as of September 29, 2006 and September 30, 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 29, 2006. Our audits also included the financial statement schedule for the years ended September 29, 2006, September 30, 2005 and 2004, listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

        As discussed in Note 1, the accompanying consolidated financial statements have been restated.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of September 29, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 8, 2006 (April 19, 2007 as to the effects of the material weakness discussed in Management's Report on Internal Control over Financial Reporting (as revised)) expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

New York, New York
December 8, 2006 (April 19, 2007 as to the effects of the restatement for income taxes and reclassifications for the discontinued operations of Aguas Industriales de Jose, C.A. discussed in Notes 1, 3 and 28)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tyco International Ltd.

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting (as revised), that Tyco International Ltd. and subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of September 29, 2006, because of the effect of the material weakness identified in Management's assessment (as described in Item 9.A Controls and Procedures) based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

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

        In our report dated December 8, 2006, we expressed an unqualified opinion on management's assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified a material weakness related to the review and monitoring of income tax information. Management subsequently revised its assessment due to the identification of the material weakness, also described in the following paragraph. Accordingly, our opinion on the effectiveness of the Company's internal control over financial reporting as of September 29, 2006, expressed herein is different from that expressed in our previous report.

        A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified:

    The company did not maintain effective internal controls over accounting for income taxes. Control deficiencies existed related to (a) consolidating entries and computing taxes on a jurisdictional specific basis to allow for proper calculation, analysis and reconciliation of taxes receivable, taxes payable and related deferred taxes and (b) procedures with respect to classification of tax amounts in the consolidated balance sheet. The control deficiencies did not result in a material misstatement to the consolidated financial statements in any period presented; however, the design and operation of procedural and monitoring controls may not have prevented or detected, at a level of less than remote likelihood, errors from occurring that could have been material, either individually or in the aggregate.

        This material weakness was considered in assessing the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements as of and for the fiscal year ended September 29, 2006, of the Company and this report does not affect our report on such consolidated financial statements.

        In our opinion, management's revised assessment that the Company did not maintain effective internal control over financial reporting as of September 29, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 29, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements (as restated) and financial statement schedule as of and for the year ended September 29, 2006 of the Company and our report dated December 8, 2006 (April 19, 2007 as to the effects of the restatement for income taxes and reclassifications for the discontinued operations of Aguas Industriales de Jose, C.A. discussed in Notes 1, 3 and 28) expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included explanatory paragraphs regarding the Company's adoption of Statement of Financial Accounting Standards No. 123R, Share—Based Payment, on October 1, 2005 and Financial Accounting Standards Board ("FASB") Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143, during the fourth quarter of 2006 and an explanatory paragraph relating to the Company's restatement as discussed in Note 1.

/s/  DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

New York, New York
December 8, 2006 (April 19, 2007 as to the effects of the material weakness discussed in Management's Report on Internal Control over Financial Reporting (as revised))

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF INCOME
Years ended September 29, 2006, September 30, 2005 and 2004
(in millions, except per share data)

	2006 (Restated)	2005 (Restated)	2004 (Restated)
Revenue from product sales	$33,146	$31,533	$29,886
Service revenue	7,792	7,750	8,053

Net revenue	40,938	39,283	37,939
Cost of product sales	22,503	20,804	19,115
Cost of services	4,773	4,761	5,142
Selling, general and administrative expenses	7,984	8,226	8,176
Separation costs	169	—	—
(Gains) losses on divestitures	(44)	(274)	116
Restructuring and other charges, net	20	5	204
Impairment of long-lived assets	7	6	52
In-process research and development	63	—	—

Operating income	5,463	5,755	5,134
Interest income	133	123	91
Interest expense	(709)	(814)	(956)
Other expense, net	(11)	(911)	(286)

Income from continuing operations before income taxes and minority interest	4,876	4,153	3,983
Income taxes	(920)	(1,035)	(1,107)
Minority interest	(8)	(8)	(11)

Income from continuing operations	3,948	3,110	2,865
Loss from discontinued operations, net of income taxes	(344)	(37)	(43)

Income before cumulative effect of accounting change	3,604	3,073	2,822
Cumulative effect of accounting change, net of income taxes	(14)	21	—

Net income	$3,590	$3,094	$2,822

Basic earnings per share:
Income from continuing operations	$1.96	$1.55	$1.43
Loss from discontinued operations	(0.17)	(0.02)	(0.02)

Income before cumulative effect of accounting change	1.79	1.53	1.41
Cumulative effect of accounting change	(0.01)	0.01	—

Net income	$1.78	$1.54	$1.41

Diluted earnings per share:
Income from continuing operations	$1.91	$1.47	$1.34
Loss from discontinued operations	(0.17)	(0.02)	(0.02)

Income before cumulative effect of accounting change	1.74	1.45	1.32
Cumulative effect of accounting change	—	0.01	—

Net income	$1.74	$1.46	$1.32

Weighted-average number of shares outstanding:
Basic	2,010	2,012	2,001
Diluted	2,084	2,167	2,220

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED BALANCE SHEETS
As of September 29, 2006 and September 30, 2005
(in millions, except share data)

	2006 (Restated)	2005 (Restated)
Assets
Current Assets:
Cash and cash equivalents	$2,910	$3,204
Accounts receivable, less allowance for doubtful accounts of $336 and $421, respectively	7,060	6,654
Inventories	4,793	4,143
Prepaid expenses and other current assets	2,318	1,862
Deferred income taxes	1,250	1,316
Assets held for sale	341	1,658

Total current assets	18,672	18,837
Property, plant and equipment, net	9,240	9,021
Goodwill	24,872	24,569
Intangible assets, net	5,128	5,085
Other assets	5,100	4,953

Total Assets	$63,012	$62,465

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$800	$1,930
Accounts payable	3,526	3,018
Accrued and other current liabilities	5,322	5,517
Deferred revenue	841	771
Liabilities held for sale	95	358

Total current liabilities	10,584	11,594
Long-term debt	9,340	10,569
Other liabilities	7,647	7,622

Total Liabilities	27,571	29,785

Commitments and contingencies (Note 18)
Minority interest	54	61
Shareholders' Equity:
Preference shares, $1 par value, 125,000,000 shares authorized, none outstanding	—	—
Common shares, $0.20 par value, 4,000,000,000 shares authorized; 1,992,120,380 and 2,014,853,113 shares outstanding, net of 104,982,780 and 12,024,224 shares owned by subsidiaries, respectively	398	403
Capital in excess:
Share premium	8,787	8,540
Contributed surplus, net	14,493	15,507
Accumulated earnings	10,692	7,909
Accumulated other comprehensive income	1,017	260

Total Shareholders' Equity	35,387	32,619

Total Liabilities and Shareholders' Equity	$63,012	$62,465

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended September 29, 2006, September 30, 2005 and 2004
(in millions)

	Number of Common Shares	Common Shares $0.20 Par Value	Share Premium	Contributed Surplus, Net	Accumulated Earnings (Restated)	Accumulated Other Comprehensive (Loss) Income (Restated)	Total (Restated)
Balance at October 1, 2003	1,998	$400	$8,161	$15,291	$2,872	$(273)	$26,451
Comprehensive income:
Net income					2,822		2,822
Currency translation						707	707
Unrealized gain on marketable securities, net of income taxes						3	3
Unrealized loss on derivative instruments, net of income taxes						(4)	(4)
Minimum pension liability, net of income taxes						86	86

Total comprehensive income							$3,614

Dividends declared					(100)		(100)
Restricted share grants, net of forfeitures	3	1		(1)			—
Share options exercised, including tax benefit of $153	8	1	154	153			308
Compensation expense				122			122
Other	1			4			4

Balance at September 30, 2004	2,010	402	8,315	15,569	5,594	519	30,399
Comprehensive income:
Net income					3,094		3,094
Currency translation						(56)	(56)
Unrealized loss on marketable securities, net of income taxes						(3)	(3)
Minimum pension liability, net of income taxes						(200)	(200)

Total comprehensive income							$2,835

Dividends declared					(805)		(805)
Restricted share grants, net of forfeitures	2	1		(1)			—
Share options exercised, including tax benefit of $110	11	2	223	110			335
Repurchase of common shares by subsidiary	(10)	(2)		(298)			(300)
Compensation expense				101			101
Exchange of convertible debt	2			25			25
Reporting calendar alignment, net of income taxes					26		26
Other			2	1			3

Balance at September 30, 2005	2,015	403	8,540	15,507	7,909	260	32,619
Comprehensive income:
Net income					3,590		3,590
Currency translation						606	606
Unrealized gain on marketable securities, net of income taxes						2	2
Minimum pension liability, net of income taxes						149	149

Total comprehensive income							$4,347

Dividends declared					(807)		(807)
Restricted share grants, net of forfeitures	4	1		(1)			—
Share options exercised, including tax expense of $13	14	2	247	(13)			236
Repurchase of common shares by subsidiary	(95)	(19)		(2,525)			(2,544)
Compensation expense				281			281
Exchange of convertible debt	54	11		1,224			1,235
Other				20			20

Balance at September 29, 2006	1,992	$398	$8,787	$14,493	$10,692	$1,017	$35,387

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended September 29, 2006, September 30, 2005 and 2004
(in millions)

	2006 (Restated)	2005 (Restated)	2004 (Restated)
Cash Flows From Operating Activities:
Net income	$3,590	$3,094	$2,822
Loss from discontinued operations, net of income taxes	344	37	43
Cumulative effect of accounting change, net of income taxes	14	(21)	—

Income from continuing operations	3,948	3,110	2,865
Adjustments to reconcile net cash provided by operating activities:
(Gains) losses on divestitures	(44)	(271)	111
Non-cash restructuring and other charges (credits), net	2	(19)	(35)
Impairment of long-lived assets	7	6	51
In-process research and development	63	—	—
(Gains) loss on investments, net	(30)	(24)	1
Depreciation and amortization	2,062	2,081	2,095
Non-cash compensation expense	275	99	121
Deferred income taxes	53	37	271
Provision for losses on accounts receivable and inventory	174	232	317
Debt and refinancing cost amortization	16	30	55
Loss on the retirement of debt	2	1,013	284
Other non-cash items	(15)	48	36
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(205)	(706)	(147)
Decrease in sale of accounts receivable	(9)	(18)	(929)
Contracts in progress	(66)	(43)	16
Inventories	(680)	(125)	(247)
Other current assets	31	79	91
Accounts payable	434	422	85
Accrued and other liabilities	(332)	143	(108)
Income taxes	3	188	294
Other	(102)	(149)	(35)

Net cash provided by operating activities	5,587	6,133	5,192

Net cash (used in) provided by discontinued operating activities	(21)	85	219

Cash Flows From Investing Activities:
Capital expenditures	(1,568)	(1,339)	(1,126)
Proceeds from disposal of assets	55	91	140
Acquisition of customer accounts (ADT dealer program)	(373)	(328)	(254)
Acquisition of businesses, net of cash acquired	(413)	(82)	(15)
Purchase accounting and holdback liabilities	(19)	(47)	(104)
Divestiture of businesses, net of cash retained	934	295	236
Decrease (increase) in investments	58	(272)	423
Decrease (increase) in restricted cash	12	(2)	342
Other	(11)	(13)	(25)

Net cash used in investing activities	(1,325)	(1,697)	(383)

Net cash used in discontinued investing activities	(101)	(57)	(49)

Cash Flows From Financing Activities:
Net repayment of short-term debt	(1,908)	(2,023)	(2,650)
Proceeds from issuance of long-term debt	700	—	2,224
Repayment of long-term debt, including debt tenders	(27)	(2,986)	(4,332)
Proceeds from exercise of share options	250	226	155
Dividends paid	(806)	(628)	(100)
Repurchase of common shares by subsidiary	(2,544)	(300)	(1)
Transfer (to) from discontinued operations	(242)	(49)	180
Other	(22)	(23)	(23)

Net cash used in financing activities	(4,599)	(5,783)	(4,547)

Net cash provided by (used in) discontinued financing activities	140	(15)	(198)

Effect of currency translation on cash	43	65	45
Net (decrease) increase in cash and cash equivalents	(276)	(1,269)	279
Less: net (increase) decrease in cash related to discontinued operations	(18)	(13)	28
Cash and cash equivalents at beginning of year	3,204	4,486	4,178

Cash and cash equivalents at end of year	$2,910	$3,204	$4,485

Supplementary Cash Flow Information:
Interest paid	$717	$850	$975
Income taxes paid, net of refunds	862	798	550

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

  Restatement—Accounting for Income Taxes

        During the second quarter of 2007, the Company identified certain errors in its income tax accounting primarily related to maintaining and tax effecting jurisdictional data and the classification of tax amounts in the Consolidated Balance Sheets. In addition, certain errors had been recorded and disclosed in the period in which they were identified rather than in the period in which they occurred since they were immaterial. While these errors are immaterial both individually and in the aggregate to Tyco's Consolidated Financial Statements, the Company has determined that these errors will become material to Tyco's income from continuing operations upon completion of the Proposed Separation. In anticipation of the Proposed Separation, the Company has restated its Consolidated Financial Statements.

Effect of Restatement

        The total impact of these errors is additional income tax expense of $123 million in 2006 and a tax benefit of $75 million and $2 million in 2005 and 2004, respectively. The Company has restated its reported results to reflect the impact on income taxes.

        Restatement—Reviews of Prior Period Stock Option Grant Practices and Equity Plan Compliance

Review of Prior Period Stock Option Grant Practices

        As previously reported in the Company's Form 10-K for 2006 filed on December 11, 2006, following publicity in 2006 regarding the granting of stock options at a number of companies, the Company initiated an internal review of its historical stock option grant practices to determine whether the Company's stock option award actions were appropriately governed and were accurately reflected in the Company's financial statements. The Company's Internal Audit staff, which reports directly to the Audit Committee of the Board of Directors, began a review of the Company's equity incentive plan practices and associated approvals over the period October 1999 through June 2006. In addition to its review of plan administration, the Internal Audit staff performed detailed audit procedures on more than 95% of share options granted through the regular and off-cycle grants during this period. The audit procedures covered 100% of named executive officers and Section 16 officers and directors. The Company's review included an evaluation of grant authorizations, an assessment of the appropriate measurement dates under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and the application of appropriate equity pricing methodology.

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

Effect of Restatement

        Taken together, the stock option and equity plan prior period errors result in an aggregate understatement of compensation expense of $281 million pre-tax and $193 million after-tax. Based on the findings of the items discussed above, the Company has restated its reported results for prior periods to reflect the impact of additional stock-based compensation expense in Corporate. See Note 23.

  Restatements—Reconciliations

        The impact on operating income for the years ended September 30, 2005 and 2004 as a result of the stock option and equity plan restatement and the impact on net income and accumulated earnings for the years ended September 29, 2006 and September 30, 2005 and 2004 as a result of the stock option and equity plan and income tax restatements are summarized in the tables below. The amounts previously reported are derived from the Form 10-K for the year ended September 29, 2006 filed on December 11, 2006 and have been reclassified for the effects of discontinued operations.

	Years Ended
	2006	2005	2004
	($ in millions)
Operating income, as previously reported	$5,474	$5,792	$5,231
Adjustments:
Prior Period Stock Option Grant Practices	—	(17)	(66)
Equity Plan Compliance	—	(7)	(19)

Decrease	—	(24)	(85)

Operating income, as originally restated	5,474	5,768	5,146
Reclass to discontinued operations(1)	(11)	(13)	(12)

Operating income, as restated	$5,463	$5,755	$5,134

	Net Income			Accumulated Earnings
	Years Ended			At October 1,
	2006	2005	2004	2003
	($ in millions)
As previously reported	$3,713	$3,032	$2,879	$2,961
Adjustments:
Prior Period Stock Option Grant Practices	—	(8)	(46)	(119)
Equity Plan Compliance	—	(5)	(13)	(2)

Decrease(2)	—	(13)	(59)	(121)

As originally restated	3,713	3,019	2,820	2,840
Adjustment: income taxes	(123)	75	2	32

As restated	$3,590	$3,094	$2,822	$2,872

(1)
Amounts have been reclassified to reflect AIJ as a discontinued operation.

(2)
The annual impact of the stock option and equity plan restatement on accumulated earnings was $59 million, $53 million, and $9 million for 2003, 2002 and 2001 and prior, respectively.

        The following tables reflect the impact of the income tax and stock option and equity plan restatements on the Company's Consolidated Statements of Income. The amounts previously reported are derived from the Form 10-K for the year ended September 29, 2006 filed on December 11, 2006 and have been reclassified for the effects of discontinued operations.

	Year Ended September 29, 2006
	Amounts Previously Reported	Reclass to Discontinued Operations(1)	Adjustments to Income Taxes	As Restated
	($ in millions, except per share data)
Consolidated Statements of Income Data:
Service revenue	$7,814	$(22)	$—	$7,792
Net revenue	40,960	(22)	—	40,938
Cost of service	4,780	(7)	—	4,773
Selling, general and administrative expenses	7,988	(4)	—	7,984
Operating income	5,474	(11)	—	5,463
Interest income	134	(1)	—	133
Interest expense	(713)	4	—	(709)
Income from continuing operations before income taxes and minority interest	4,884	(8)	—	4,876
Income taxes	(799)	2	(123)	(920)
Minority interest	(10)	2	—	(8)
Income from continuing operations	4,075	(4)	(123)	3,948
Loss from discontinued operations, net of income taxes	(348)	4	—	(344)
Income before cumulative effect of accounting change	3,727	—	(123)	3,604
Net income	3,713	—	(123)	3,590
Basic earnings per share:
Income from continuing operations	$2.03			$1.96
Loss from discontinued operations	(0.17)			(0.17)
Income before cumulative effect of accounting change	1.86			1.79
Cumulative effect of accounting change	(0.01)			(0.01)
Net income	$1.85			$1.78
Diluted earnings per share:
Income from continuing operations	$1.97			$1.91
Loss from discontinued operations	(0.17)			(0.17)
Income before cumulative effect of accounting change	1.80			1.74
Cumulative effect of accounting change	—			—
Net income	$1.80			$1.74

(1)
Amounts have been reclassified to reflect AIJ as a discontinued operation.

	Year Ended September 30, 2005
	Amounts Previously Reported	As Originally Restated	Reclass to Discontinued Operations(1)	Adjustments to Income Taxes	As Restated
	($ in millions, except per share data)
Consolidated Statements of Income Data:
Service revenue	$7,772	$7,772	$(22)	$—	$7,750
Net revenue	39,305	39,305	(22)	—	39,283
Cost of service	4,767	4,767	(6)	—	4,761
Selling, general and administrative expenses	8,205	8,229	(3)	—	8,226
Operating income	5,792	5,768	(13)	—	5,755
Interest expense	(815)	(815)	1	—	(814)
Income from continuing operations before income taxes and minority interest	4,189	4,165	(12)	—	4,153
Income taxes	(1,123)	(1,112)	2	75	(1,035)
Minority interest	(9)	(9)	1	—	(8)
Income from continuing operations	3,057	3,044	(9)	75	3,110
Loss from discontinued operations, net of income taxes	(46)	(46)	9	—	(37)
Income before cumulative effect of accounting change	3,011	2,998	—	75	3,073
Net income	3,032	3,019	—	75	3,094
Basic earnings per share:
Income from continuing operations	$1.52	$1.51			$1.55
Loss from discontinued operations	(0.02)	(0.02)			(0.02)
Income before cumulative effect of accounting change	1.50	1.49			1.53
Cumulative effect of accounting change	0.01	0.01			0.01
Net income	$1.51	$1.50			$1.54
Diluted earnings per share:
Income from continuing operations	$1.45	$1.44			$1.47
Loss from discontinued operations	(0.02)	(0.02)			(0.02)
Income before cumulative effect of accounting change	1.42	1.42			1.45
Cumulative effect of accounting change	0.01	0.01			0.01
Net income	$1.43	$1.43			$1.46

(1)
Amounts have been reclassified to reflect AIJ as a discontinued operation.

	Year Ended September 30, 2004
	Amounts Previously Reported	As Originally Restated	Reclass to Discontinued Operations(1)	Adjustments to Income Taxes	As Restated
	($ in millions, except per share data)
Consolidated Statements of Income Data:
Service revenue	$8,074	$8,074	$(21)	$—	$8,053
Net revenue	37,960	37,960	(21)	—	37,939
Cost of service	5,145	5,145	(3)	—	5,142
Selling, general and administrative expenses	8,097	8,182	(6)	—	8,176
Operating income	5,231	5,146	(12)	—	5,134
Income from continuing operations before income taxes and minority interest	4,080	3,995	(12)	—	3,983
Income taxes	(1,138)	(1,112)	3	2	(1,107)
Minority interest	(14)	(14)	3	—	(11)
Income from continuing operations	2,928	2,869	(6)	2	2,865
Loss from discontinued operations, net of income taxes	(49)	(49)	6	—	(43)
Income before cumulative effect of accounting change	2,879	2,820	—	2	2,822
Net income	2,879	2,820	—	2	2,822
Basic earnings per share:
Income from continuing operations	$1.46	$1.43			$1.43
Loss from discontinued operations	(0.02)	(0.02)			(0.02)
Income before cumulative effect of accounting change	1.44	1.41			1.41
Cumulative effect of accounting change	—	—			—
Net income	$1.44	$1.41			$1.41
Diluted earnings per share:
Income from continuing operations	$1.37	$1.34			$1.34
Loss from discontinued operations	(0.02)	(0.02)			(0.02)
Income before cumulative effect of accounting change	1.35	1.32			1.32
Cumulative effect of accounting change	—	—			—
Net income	$1.35	$1.32			$1.32

(1)
Amounts have been reclassified to reflect AIJ as a discontinued operation.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The following tables reflect the impact of the income tax and stock option and equity plan restatements on the Company's Consolidated Balance Sheets. The amounts previously reported are derived from the Form 10-K for the year ended September 29, 2006 filed on December 11, 2006 and have been reclassified for the effects of discontinued operations.

	September 29, 2006
	Amounts Previously Reported	Reclass to Discontinued Operations(1)	Adjustments to Income Taxes	As Restated
	($ in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,926	$(16)	$—	$2,910
Accounts receivable, net	7,064	(4)	—	7,060
Inventories	4,794	(1)	—	4,793
Prepaid expenses and other current assets	2,585	(1)	(266)	2,318
Deferred income taxes	1,171	(1)	80	1,250
Assets held for sale	245	96	—	341
Total current assets	18,785	73	(186)	18,672
Property, plant & equipment, net	9,309	(69)	—	9,240
Goodwill	24,858	—	14	24,872
Other assets	5,642	(4)	(538)	5,100
Total Assets	63,722	—	(710)	63,012
Current maturities of long-term debt	808	(8)	—	800
Accounts payable	3,527	(1)	—	3,526
Accrued and other current liabilities	5,834	(4)	(508)	5,322
Liabilities held for sale	56	39	—	95
Total current liabilities	11,066	26	(508)	10,584
Long-term debt	9,365	(25)	—	9,340
Other liabilities	7,818	(1)	(170)	7,647
Total Liabilities	28,249	—	(678)	27,571
Accumulated earnings	10,706	—	(14)	10,692
Accumulated other comprehensive income	1,035	—	(18)	1,017
Total Shareholders' Equity	35,419	—	(32)	35,387
Total Liabilities and Shareholders' Equity	63,722	—	(710)	63,012

(1)
Amounts have been reclassified to reflect AIJ as a discontinued operation.

	September 30, 2005
	Amounts Previously Reported	As Originally Restated	Reclass to Discontinued Operations(1)	Adjustments to Income Taxes	As Restated
	($ in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,212	$3,212	$(8)	$—	$3,204
Accounts receivable, net	6,657	6,657	(3)	—	6,654
Inventories	4,144	4,144	(1)	—	4,143
Prepaid expenses and other current assets	1,861	1,861	(1)	2	1,862
Deferred income taxes	1,220	1,220	(1)	97	1,316
Assets held for sale	1,568	1,568	90	—	1,658
Total current assets	18,662	18,662	76	99	18,837
Property, plant & equipment, net	9,092	9,092	(71)	—	9,021
Goodwill	24,557	24,557	—	12	24,569
Other assets	5,225	5,290	(5)	(332)	4,953
Total Assets	62,621	62,686	—	(221)	62,465
Accounts payable	3,019	3,019	(1)	—	3,018
Accrued and other current liabilities	5,769	5,769	(6)	(246)	5,517
Liabilities held for sale	320	320	38	—	358
Total current liabilities	11,809	11,809	31	(246)	11,594
Long-term debt	10,599	10,599	(30)	—	10,569
Other liabilities	7,702	7,702	(1)	(79)	7,622
Total Liabilities	30,110	30,110	—	(325)	29,785
Contributed surplus, net	15,249	15,507	—	—	15,507
Accumulated earnings(2)	7,993	7,800	—	109	7,909
Accumulated other comprehensive income	265	265	—	(5)	260
Total Shareholders' Equity	32,450	32,515	—	104	32,619
Total Liabilities and Shareholders' Equity	62,621	62,686	—	(221)	62,465

(1)
Amounts have been reclassified to reflect AIJ as a discontinued operation.

(2)
The impact of the stock option and equity plan restatement described above on accumulated earnings as of September 30, 2004 and October 1, 2003 was a decrease of $180 million and $121 million, respectively.

        The following tables reflect the impact of the income tax and stock option and equity plan restatements on the Company's Consolidated Statements of Cash Flows. The amounts previously reported are derived from the Form 10-K for the year ended September 29, 2006 filed on December 11, 2006 and have been reclassified for the effects of discontinued operations.

	Year Ended September 29, 2006
	Amounts Previously Reported	Reclass to Discontinued Operations(1)	Adjustments to Income Taxes	As Restated
	($ in millions)
Consolidated Cash Flow Data:
Net income	$3,713	$—	$(123)	$3,590
Loss from discontinued operations, net of income taxes	348	(4)	—	344
Income from continuing operations	4,075	(4)	(123)	3,948
Depreciation and amortization	2,065	(3)	—	2,062
Deferred income taxes	72	(1)	(18)	53
Other non-cash items	(14)	(1)	—	(15)
Accounts receivable, net	(206)	1	—	(205)
Accounts payable	435	(1)		434
Income taxes	(140)	2	141	3
Net cash provided by operating activities	5,594	(7)	—	5,587
Net cash (used in) provided by discontinued operating activities	(28)	7	—	(21)
Capital expenditures	(1,569)	1	—	(1,568)
Net cash used in investing activities	(1,326)	1	—	(1,325)
Net cash used in discontinued investing activities	(100)	(1)	—	(101)
Net repayment of short-term debt	(1,901)	(7)	—	(1,908)
Repayment of long-term debt	(32)	5		(27)
Transfer (to) from discontinued operations	(241)	(1)	—	(242)
Net cash used in financing activities	(4,596)	(3)	—	(4,599)
Net cash provided by (used in) discontinued financing activities	137	3	—	140
Effect of currency translation on cash	42	1	—	43
Net (decrease) increase in cash and cash equivalents	(277)	1	—	(276)
Less: net (increase) decrease in cash related to discontinued operations	(9)	(9)	—	(18)
Cash and cash equivalents at beginning of year	3,212	(8)	—	3,204
Cash and cash equivalents at end of year	2,926	(16)	—	2,910

(1)
Amounts have been reclassified to reflect AIJ as a discontinued operation.

	Year Ended September 30, 2005
	Amounts Previously Reported	Reclass to Discontinued Operations(1)	Adjustments to Income Taxes	As Restated
	($ in millions)
Consolidated Cash Flow Data:
Net income	$3,019	$—	$75	$3,094
Loss from discontinued operations, net of income taxes	46	(9)	—	37
Income from continuing operations	3,044	(9)	75	3,110
Depreciation and amortization	2,084	(3)	—	2,081
Deferred income taxes	(28)	1	64	37
Other non-cash items	49	(1)	—	48
Accounts receivable, net	(701)	(5)	—	(706)
Income taxes	328	(1)	(139)	188
Other	(147)	(2)	—	(149)
Net cash provided by operating activities	6,154	(21)	—	6,133
Net cash (used in) provided by discontinued operating activities	64	21	—	85
Capital expenditures	(1,354)	15	—	(1,339)
Other	(16)	3	—	(13)
Net cash used in investing activities	(1,715)	18	—	(1,697)
Net cash used in discontinued investing activities	(39)	(18)	—	(57)
Repayment of long-term debt	(2,956)	(30)	—	(2,986)
Transfer (to) from discontinued operations	(78)	29	—	(49)
Net cash used in financing activities	(5,782)	(1)	—	(5,783)
Net cash provided by (used in) discontinued financing activities	(16)	1	—	(15)
Less: net (increase) decrease in cash related to discontinued operations	(9)	(4)	—	(13)
Cash and cash equivalents at beginning of year	4,490	(4)	—	4,486
Cash and cash equivalents at end of year	3,212	(8)	—	3,204

(1)
Amounts have been reclassified to reflect AIJ as a discontinued operation.

	Year Ended September 30, 2004
	Amounts Previously Reported	Reclass to Discontinued Operations(1)	Adjustments to Income Taxes	As Restated
	($ in millions)
Consolidated Cash Flow Data:
Net income	$2,820	$—	$2	$2,822
Loss from discontinued operations, net of income taxes	49	(6)	—	43
Income from continuing operations	2,869	(6)	2	2,865
Depreciation and amortization	2,098	(3)	—	2,095
Deferred income taxes	167	1	103	271
Other non-cash items	39	(3)	—	36
Accounts receivable, net	(149)	2	—	(147)
Accounts payable	84	1	—	85
Income taxes	404	(5)	(105)	294
Net cash provided by operating activities	5,205	(13)	—	5,192
Net cash (used in) provided by discontinued operating activities	206	13	—	219
Capital expenditures	(1,127)	1	—	(1,126)
Net cash used in investing activities	(384)	1	—	(383)
Net cash used in discontinued investing activities	(48)	(1)	—	(49)
Transfer (to) from discontinued operations	169	11	—	180
Other	(24)	1	—	(23)
Net cash used in financing activities	(4,559)	12	—	(4,547)
Net cash provided by (used in) discontinued financing activities	(186)	(12)	—	(198)
Cash and cash equivalents at beginning of year	4,183	(5)	—	4,178
Cash and cash equivalents at end of year	4,490	(5)	—	4,485

(1)
Amounts have been reclassified to reflect AIJ as a discontinued operation.

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

        During the first quarter of 2007, the operations of Aguas Industriales de Jose, C.A. ("AIJ"), a majority owned Engineered Products and Services segment joint venture in Venezuela, met the held for sale and discontinued operations criteria and was sold. As such, the Company has reclassified amounts previously reported to reflect this business in discontinued operations in all periods presented.

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

        On occasion, the Company is required to post cash collateral to secure obligations in respect of various construction projects, contractual obligations related to acquisitions or divestitures or other legal obligations. The amount of restricted cash in collateral was $74 million (of which $39 million is included in current assets and $35 million is included in long-term assets) and $83 million (of which $44 million is included in current assets and $39 million is included in long-term assets) at September 29, 2006 and September 30, 2005, respectively.

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

        Property, Plant and Equipment, Net—Property, plant and equipment, net is recorded at cost less accumulated depreciation. Depreciation expense for 2006, 2005 and 2004 was $1,412 million, $1,428 million and $1,404 million, respectively. Maintenance and repair expenditures are charged to expense when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

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

3.    Discontinued Operations and Divestitures

Discontinued Operations

        During the first quarter of 2007, the operations of Aguas Industriales de Jose, C.A. ("AIJ"), a majority owned Engineered Products and Services segment joint venture in Venezuela, met the held for sale and discontinued operations criteria and was sold. As such, it has been included in discontinued operations in all periods presented.

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

        Net revenue, income from operations, loss on sale and income taxes for discontinued operations for 2006, 2005 and 2004 are as follows ($ in millions):

	2006	2005	2004
Net revenue	$1,217	$2,497	$3,103

Pre-tax income from discontinued operations	$22	$98	$85
Pre-tax loss on sale of discontinued operations	(291)	(262)	(132)
Income taxes	(75)	127	4

Loss from discontinued operations, net of income taxes	$(344)	$(37)	$(43)

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

Businesses held for sale

        Balance sheet information for discontinued operations and other businesses held for sale at September 29, 2006 and September 30, 2005 is as follows ($ in millions):

	2006	2005
Accounts receivable, net	$86	$303
Inventories	58	238
Other current assets	19	32
Property, plant and equipment, net	171	509
Goodwill	—	547
Intangible assets, net	—	15
Other non-current assets	7	14

Total assets	$341	$1,658

Current maturities of long-term debt	$8	$—
Accounts payable	38	141
Long-term debt	21	165
Accrued and other current liabilities	25	30
Other liabilities	3	22

Total liabilities	$95	$358

4.    Restructuring and Other Charges (Credits), Net

        Restructuring and other charges (credits), net, during the years ended September 29, 2006, September 30, 2005 and 2004 are as follows ($ in millions):

	2006	2005	2004
Electronics	$13	$(10)	$(35)
Fire and Security	9	9	175
Healthcare	—	3	11
Engineered Products and Services	1	5	53
Corporate	3	(1)	6

	26	6	210
Inventory charges in cost of sales	(6)	(1)	(6)

Restructuring and other charges, net	$20	$5	$204

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

8.    Income Taxes

        Significant components of income tax provision for each year, as restated for the adjustments discussed in Note 1, are as follows ($ in millions):

	2006 (Restated)	2005 (Restated)	2004 (Restated)
Current:
United States:
Federal	$(65)	$464	$314
State	(53)	68	8
Non-U.S.	757	751	484

Current income tax provision	639	1,283	806
Deferred:
United States:
Federal	424	(201)	222
State	39	42	33
Non-U.S.	(182)	(89)	46

Deferred income tax provision	281	(248)	301

	$920	$1,035	$1,107

        Non-U.S. income from continuing operations before income taxes was $3,560 million, $2,516 million and $3,340 million for 2006, 2005 and 2004, respectively.

        The reconciliation between U.S. federal income taxes at the statutory rate and the Company's provision for income taxes on continuing operations for the years ended September 29, 2006, and September 30, 2005 and 2004, as restated for the adjustments discussed in Note 1, is as follows ($ in millions):

	2006 (Restated)	2005 (Restated)	2004 (Restated)
Notional U.S. federal income tax expense at the statutory rate	$1,709	$1,446	$1,398
Adjustments to reconcile to the income tax provision:
U.S. state income tax (benefit) provision, net	29	80	40
Asset impairments	22	(109)	(19)
Non-U.S. net earnings (1)	(544)	(595)	(590)
Nondeductible charges	130	249	234
Valuation allowance	(187)	(284)	(80)
Loss on retirement of debt	(243)	354	98
Other	4	(106)	26

Provision for income taxes	$920	$1,035	$1,107

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

        Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset at September 29, 2006 and September 30, 2005, as restated for the adjustments discussed in Note 1, are as follows ($ in millions):

	2006 (Restated)	2005 (Restated)
Deferred tax assets:
Accrued liabilities and reserves	$1,163	$1,474
Tax loss and credit carryforwards	3,460	3,645
Inventories	149	152
Postretirement benefits	487	582
Deferred revenue	261	226
Other	436	578

Deferred tax liabilities:	5,956	6,657

Property, plant and equipment	(807)	(765)
Intangibles assets	(1,227)	(1,148)
Other	—	(137)

	(2,034)	(2,050)
Net deferred tax asset before valuation allowance	3,922	4,607
Valuation allowance	(1,696)	(1,832)

Net deferred tax asset	$2,226	$2,775

        At September 29, 2006, the Company had $5,673 million of net operating loss carryforwards in certain non-U.S. jurisdictions. Of these, $3,747 million have no expiration, and the remaining $1,926 million will expire in future years through 2016. Due to a favorable tax ruling in the fourth quarter of 2006, the Company was able to recognize $1,157 million of net operating loss carryforwards associated with deduction of debt retirement costs. In the U.S., there were approximately $4,981 million of federal and $4,664 million of state net operating loss carryforwards at September 29, 2006, which will expire in future years through 2026.

        The valuation allowance for deferred tax assets of $1,696 million and $1,832 million at September 29, 2006 and September 30, 2005, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires that a valuation allowance be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. At September 29, 2006, approximately $133 million of the valuation allowance will ultimately reduce goodwill if the net operating losses are utilized.

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

10.    Earnings Per Share

        The reconciliations between basic and diluted earnings per share for 2006, and 2005 and 2004, as restated, are as follows ($ in millions, except per share data):

	2006			2005			2004
	Income (Restated)	Shares	Per Share Amount (Restated)	Income (Restated)	Shares	Per Share Amount (Restated)	Income (Restated)	Shares	Per Share Amount (Restated)
Basic earnings per share:
Income from continuing operations	$3,948	2,010	$1.96	$3,110	2,012	$1.55	$2,865	2,001	$1.43
Share options, restricted share awards and deferred stock units	—	16		—	17		—	14
Exchange of convertible debt	31	58		74	138		113	205

Diluted earnings per share:
Income from continuing operations, giving effect to dilutive adjustments	$3,979	2,084	$1.91	$3,184	2,167	$1.47	$2,978	2,220	$1.34

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

13.    Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill for 2006 and 2005, as restated for the income tax adjustments discussed in Note 1, are as follows ($ in millions):

	Electronics	Fire and Security	Healthcare	Engineered Products and Services	Total
Balance at September 30, 2004, as restated	$7,462	$8,078	$6,124	$3,137	$24,801
Purchase accounting adjustments(1)	(34)	(54)	(150)	2	(236)
Acquisitions	2	4	12	—	18
Divestitures	—	(5)	—	—	(5)
Held for sale	—	(2)	—	—	(2)
Currency translation	(6)	11	(1)	(11)	(7)

Balance at September 30, 2005, as restated	7,424	8,032	5,985	3,128	24,569
Purchase accounting adjustments(1)	—	(63)	(13)	3	(73)
Acquisitions	6	9	151	1	167
Divestitures	—	(7)	(12)	—	(19)
Currency translation	22	113	16	77	228

Balance at September 29, 2006, as restated	$7,452	$8,084	$6,127	$3,209	$24,872

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

15.    Debt

        Debt at September 29, 2006 and September 30, 2005 is as follows ($ in millions):

	2006	2005
6.375% public notes due 2006(2)	$—	$1,000
5.8% public notes due 2006(2)	—	700
6.125% Euro denominated public notes due 2007(1)	762	721
Revolving bank credit facility due 2007	700	—
6.5% notes due 2007	100	100
2.75% convertible senior debentures due 2018	—	1,242
6.125% public notes due 2008	399	399
7.2% notes due 2008	86	85
5.5% Euro denominated notes due 2008	869	823
6.125% public notes due 2009	399	399
6.75% public notes due 2011	999	999
6.375% public notes due 2011	1,500	1,500
6.5% British pound denominated public notes due 2011	373	353
6.0% notes due 2013	997	996
7.0% debentures due 2013	86	86
3.125% convertible senior debentures due 2023	750	750
7.0% public notes due 2028	497	497
6.875% public notes due 2029	790	790
6.5% British pound denominated public notes due 2031	536	502
Other(1)(2)	297	557

Total debt	10,140	12,499
Less current portion	800	1,930

Long-term debt	$9,340	$10,569

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

        The fair value of debt was approximately $10.9 billion (book value of $10.1 billion) and $13.4 billion (book value of $12.5 billion) at September 29, 2006 and September 30, 2005, respectively, based on discounted cash flow analyses using current market interest rates.

        The aggregate amounts of total debt, including capital leases, maturing during the next five years and thereafter are as follows (in millions): $800 in 2007, $838 in 2008 $2,569 in 2009, $15 in 2010, $1,009 in 2011 and $4,909 thereafter.

        The weighted-average rate of interest on total debt was 5.9% and 5.6% for the years ended September 29, 2006 and September 30, 2005, respectively, excluding the impact of interest rate swaps. The weighted-average rate of interest on all variable debt was 6.0% and 6.3% at September 29, 2006 and September 30, 2005, respectively. The impact of the Company's interest rate swap agreements on reported interest expense was a net increase of $10 million for 2006 and a net reduction of $40 million and $66 million for 2005 and 2004, respectively.

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

        Following is a schedule of minimum lease payments for non-cancelable leases as of September 29, 2006 (in millions):

	Operating Leases	Capital Leases(1)
2007	$516	$26
2008	405	27
2009	301	22
2010	214	9
2011	158	7
Thereafter	499	76

Total minimum lease payments	$2,093	$167

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

        The IRS continues to audit the 1997 through 2000 years. In 2004 the Company submitted to the IRS proposed adjustments to these prior period U.S. federal income tax returns, resulting in a reduction in the taxable income previously filed. During 2006, the IRS accepted substantially all of the proposed adjustments. Also during 2006, the Company developed proposed amendments to U.S. federal income tax returns for additional periods through 2002. On the basis of previously accepted amendments, the Company has determined that acceptance of these adjustments is probable and, accordingly, has recorded them in the Consolidated Financial Statements. Such adjustments did not have a material impact on the Company's financial condition, results of operations or cash flows.

        The Company has yet to complete proposed amendments to its U.S. federal income tax returns for periods subsequent to 2002, which will primarily reflect the roll forward through 2006 of the amendments for the periods 1997 to 2002. When the Company's tax return positions are updated, additional adjustments may be identified and recorded in the Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, the Company believes that any resulting adjustments will not have a material impact on its financial condition, results of operations or cash flows.

Compliance Matters

        Tyco has received and responded to various allegations that certain improper payments were made by Tyco subsidiaries in recent years. During 2005, Tyco reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to the allegations. Tyco also informed the DOJ and the SEC that it has retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), that it would continue to make periodic progress reports to these agencies, and that it would present its factual findings upon conclusion of the baseline review. The Company has and will continue to have communications with the DOJ and SEC to provide updates on the baseline review being conducted by outside counsel, including, as appropriate, briefings concerning additional instances of potential improper payments identified by the Company in the course of its ongoing compliance activities. To date, the baseline review has revealed that some business practices may not comply with Tyco and FCPA requirements. Tyco cannot predict the outcome of other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of any or all of these matters. Accordingly, it is possible that the Company may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its financial position, results of operations or cash flows.

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

        The change in benefit obligations, plan assets and the amounts recognized on the Consolidated Balance Sheets for all U.S. and non-U.S. defined benefit plans at September 29, 2006 and September 30, 2005 is as follows ($ in millions):

	U.S. Plans		Non-U.S. Plans
	2006	2005	2006	2005
Change in benefit obligations:
Benefit obligations at end of prior year	$2,478	$2,222	$3,235	$2,770
Effect of change in measurement date	—	11	—	(8)

Benefit obligations at beginning of period	2,478	2,233	3,235	2,762
Service cost	25	21	117	106
Interest cost	127	128	137	136
Employee contributions	—	—	13	10
Plan amendments	2	4	(16)	(43)
Actuarial (gain) loss	(107)	233	29	354
Benefits and administrative expenses paid	(144)	(140)	(107)	(104)
New plans	—	—	—	100
Plan settlements, curtailments and special termination benefits	(3)	(1)	(1)	(5)
Currency translation	—	—	167	(81)

Benefit obligations at end of period	$2,378	$2,478	$3,574	$3,235

Change in plan assets:
Fair value of plan assets at end of prior year	$2,126	$1,993	$1,952	$1,591
Effect of change in measurement date	—	(338)	—	(33)

Fair value of plan assets at beginning of period	2,126	1,655	1,952	1,558
Actual return on plan assets	168	246	188	260
Employer contributions	10	366	117	205
Employee contributions	—	—	13	11
New plans	—	—	—	82
Plan settlements, curtailments and special termination benefits	(3)	(1)	(3)	(8)
Benefits and administrative expenses paid	(144)	(140)	(107)	(104)
Currency translation	—	—	112	(52)

Fair value of plan assets at end of period	$2,157	$2,126	$2,272	$1,952

	U.S. Plans		Non-U.S. Plans
	2006	2005	2006	2005
Funded status	$(221)	$(352)	$(1,302)	$(1,283)
Unrecognized net actuarial loss	625	787	976	1,014
Unrecognized prior service cost (benefit)	25	26	(51)	(36)
Unrecognized transition asset	—	—	(6)	(6)
Contributions after the measurement date	3	1	18	10

Net amount recognized	$432	$462	$(365)	$(301)

Amounts recognized on the Consolidated Balance Sheets:
Prepaid benefit cost	$2	$—	$31	$27
Accrued benefit liability	(209)	(344)	(997)	(974)
Intangible asset	18	22	6	5
Accumulated other comprehensive income	621	784	595	641

Net amount recognized	$432	$462	$(365)	$(301)

Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	6.0%	5.3%	4.5%	4.3%
Rate of compensation increase	4.0%	4.0%	3.6%	3.4%

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

	2005 (Restated)	2004 (Restated)
Net income, as reported	$3,094	$2,822
Add: Employee compensation expense for share options included in reported net income, net of income taxes	23	66
Less: Total employee compensation expense for share options determined under fair value method, net of income taxes	(169)	(264)

Net income, pro forma	$2,948	$2,624

Earnings per share:
Basic—as reported	$1.54	$1.41
Basic—pro forma	1.47	1.31
Diluted—as reported	1.46	1.32
Diluted—pro forma	1.40	1.24

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

22. Comprehensive Income

        The components of accumulated other comprehensive (loss) income, as restated for the adjustments in Note 1, are as follows ($ in millions):

	Currency Translation (Restated)(1)	Unrealized (Loss) Gain on Securities(2)	Unrealized (Loss) Gain on Derivative Financial Instruments	Minimum Pension Liability	Accumulated Other Comprehensive (Loss) Income (Restated)
Balance at October 1, 2003	$548	$(3)	$2	$(820)	$(273)
Pretax current period change	707	4	(5)	104	810
Income tax (expense) benefit	—	(1)	1	(18)	(18)

Balance at September 30, 2004	1,255	—	(2)	(734)	519
Pretax current period change	(56)	(4)	1	(279)	(338)
Income tax benefit (expense)	—	1	(1)	79	79

Balance at September 30, 2005	1,199	$(3)	(2)	(934)	260
Pretax current period change	606	1	1	211	819
Income tax expense	—	—	—	(62)	(62)

Balance at September 29, 2006	$1,805	$(2)	$(1)	$(785)	$1,017

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

        Selected information by business segment is presented in the following tables for 2006, and 2005 and 2004, as restated ($ in millions):

	2006	2005	2004
Net revenue(2):
Electronics	$12,724	$11,774	$11,371
Fire and Security	11,653	11,503	11,447
Healthcare	9,641	9,543	9,110
Engineered Products and Services	6,920	6,434	5,986
Corporate(1)	—	29	25

	$40,938	$39,283	$37,939

(1)
Related to the TGN business.

(2)
Revenue by operating segment excludes intercompany transactions.

	2006 (Restated)	2005 (Restated)	2004 (Restated)
Operating income:
Electronics	$1,808	$1,849	$1,744
Fire and Security	1,190	1,216	899
Healthcare	2,200	2,286	2,365
Engineered Products and Services	665	659	608
Corporate(1)(2)	(400)	(255)	(482)

	$5,463	$5,755	$5,134

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

        Net revenue by groups of products within Tyco's segments for 2006, 2005 and 2004 is as follows ($ in millions):

	2006	2005	2004
Net revenue by groups of products:
Electronic Components	$11,041	$10,203	$9,485
Wireless	871	870	835
Electrical Contracting Services	—	—	353
Power Systems	513	447	492
Submarine Telecommunications	299	254	206

Electronics	12,724	11,774	11,371
Electronic Security Services	6,956	6,838	6,770
Fire Protection Contracting and Services	4,697	4,665	4,677

Fire and Security	11,653	11,503	11,447
Medical Devices & Supplies	7,573	7,549	7,124
Retail	855	830	912
Pharmaceuticals	1,213	1,164	1,074

Healthcare	9,641	9,543	9,110
Flow Control and Fire & Building Products	3,815	3,418	3,037
Electrical & Metal Products	1,867	1,745	1,545
Infrastructure Services	1,238	1,271	1,404

Engineered Products and Services	6,920	6,434	5,986
Corporate(1)	—	29	25

	$40,938	$39,283	$37,939

(1)
Related to the TGN business.

        Total assets by segment at September 29, 2006, and September 30, 2005 and 2004 are as follows ($ in millions):

	2006 (Restated)	2005 (Restated)	2004 (Restated)
Total assets:
Electronics	$18,810	$17,745	$18,160
Fire and Security	18,258	18,404	18,213
Healthcare	13,911	13,654	13,248
Engineered Products and Services	7,493	7,075	7,045
Corporate(1)	4,199	3,929	4,604
Assets held for sale	341	1,658	2,448

	$63,012	$62,465	$63,718

(1)
Includes total assets for the TGN business of $48 million at September 30, 2004.

        Depreciation and amortization and capital expenditures, net by segment for the years ended September 29, 2006, September 30, 2005 and 2004 are as follows ($ in millions):

	2006	2005	2004
Depreciation and amortization:
Electronics	$533	$543	$519
Fire and Security	1,081	1,106	1,132
Healthcare	334	319	327
Engineered Products and Services	103	105	113
Corporate	11	8	4

	$2,062	$2,081	$2,095

	2006	2005	2004
Capital expenditures, net:
Electronics	$549	$449	$370
Fire and Security	433	389	335
Healthcare	429	326	239
Engineered Products and Services	97	73	44
Corporate	5	11	(2)

	$1,513	$1,248	$986

        Net revenue by geographic area for the years ended September 29, 2006, September 30, 2005 and 2004 is as follows ($ in millions):

	2006	2005	2004
Net revenue(1):
United States	$19,985	$19,298	$19,254
Other Americas	2,472	2,180	2,082
Europe	11,498	11,407	10,830
Asia—Pacific	6,983	6,398	5,773

	$40,938	$39,283	$37,939

(1)
Revenue from external customers is attributed to individual countries based on the reporting entity that records the transaction.

        Long-lived assets by geographic area at September 29, 2006, September 30, 2005 and 2004 are as follows ($ in millions):

	2006	2005	2004
Long-lived assets(1):
United States	$6,091	$6,122	$6,261
Other Americas	549	498	566
Europe	2,242	2,187	2,214
Asia—Pacific	1,266	1,097	944
Corporate(2)	321	344	303

	$10,469	$10,248	$10,288

(1)
Long-lived assets are comprised primarily of property, plant and equipment and exclude goodwill and other intangible assets.

(2)
Includes long-lived assets for the TGN business of $24 million at September 30, 2004.

24.    Supplementary Income Statement Information

      Selected supplementary income statement information for the years ended September 29, 2006, September 30, 2005 and 2004 is as follows ($ in millions):

	2006	2005	2004
Research and development	$914	$833	$778
Advertising	$239	$262	$234

25.    Supplementary Balance Sheet and Cash Flow Information

        Selected supplementary balance sheet information as of September 29, 2006 and September 30, 2005 is as follows ($ in millions):

	2006 (Restated)	2005 (Restated)
Purchased materials and manufactured parts	$1,153	$1,020
Work in process	1,102	936
Finished goods	2,538	2,187

Inventories	$4,793	$4,143

Land	$536	$520
Buildings	2,975	2,849
Subscriber systems	4,775	4,745
Machinery and equipment	10,323	9,641
Property under capital leases(1)	265	265
Construction in progress	975	798
Accumulated depreciation(2)	(10,609)	(9,797)

Property, plant and equipment, net	$9,240	$9,021

Deferred tax asset—non-current	$2,893	$2,822
Other non-current assets	2,207	2,131

Other assets	$5,100	$4,953

Accrued payroll and payroll related costs	$991	$867
Deferred income tax liability—current	519	257
Income taxes payable—current	652	692
Other	3,160	3,701

Accrued and other current liabilities	$5,322	$5,517

Long-term pension and postretirement liabilities	$1,606	$1,704
Deferred income tax liability—non-current	1,398	1,106
Income taxes payable—non-current	2,101	2,208
Other	2,542	2,604

Other liabilities	$7,647	$7,622

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

26.    Summarized Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data for the years ended September 29, 2006 and September 30, 2005, as restated, is as follows ($ in millions, except per share data):

	2006
	1st Qtr.(2)				2nd Qtr.(3)
	Amounts Previously Reported	Reclass to Discontinued Operations(1)	Adjustments to Income Taxes	As Restated	Amounts Previously Reported	Reclass to Discontinued Operations(1)	Adjustments to Income Taxes	As Restated
Net revenue	$9,603	(6)	—	9,597	$10,093	(6)	—	10,087
Gross profit	3,228	(4)	—	3,224	3,410	(4)	—	3,406
Income from continuing operations	804	(1)	23	826	1,088	(1)	(127)	960
Loss from discontinued operations, net of income taxes	(234)	1	—	(233)	(66)	1	—	(65)
Cumulative effect of accounting change, net of income taxes	(14)	—	—	(14)	—	—	—	—
Net income	556	—	23	579	1,022	—	(127)	895
Basic earnings per share:
Income from continuing operations	$0.40			$0.41	$0.54			$0.48
Loss from discontinued operations, net of income taxes	(0.11)			(0.11)	(0.03)			(0.04)
Cumulative effect of accounting change, net of income taxes	(0.01)			(0.01)	—			—
Net income	0.28			0.29	0.51			0.44
Diluted earnings per share:
Income from continuing operations	0.39			0.40	0.52			0.46
Loss from discontinued operations, net of income taxes	(0.11)			(0.11)	(0.03)			(0.03)
Cumulative effect of accounting change, net of income taxes	(0.01)			(0.01)	—			—
Net income	0.27			0.28	0.49			0.43

	2006
	3rd Qtr.(4)				4th Qtr.(5)
	Amounts Previously Reported	Reclass to Discontinued Operations(1)	Adjustments to Income Taxes	As Restated	Amounts Previously Reported	Reclass to Discontinued Operations(1)	Adjustments to Income Taxes	As Restated(1)
Net revenue	$10,504	(6)	—	10,498	$10,760	(4)	—	10,756
Gross profit	3,447	(4)	—	3,443	3,592	(3)	—	3,589
Income from continuing operations	896	(2)	—	894	1,287	—	(19)	1,268
Loss from discontinued operations, net of income taxes	(28)	2	—	(26)	(20)	—	—	(20)
Cumulative effect of accounting change, net of income taxes	—	—	—	—	—	—	—	—
Net income	868	—	—	868	1,267	—	(19)	1,248
Basic earnings per share:
Income from continuing operations	$0.44			$0.44	$0.64			$0.64
Loss from discontinued operations, net of income taxes	(0.01)			(0.01)	(0.01)			(0.01)
Cumulative effect of accounting change, net of income taxes	—			—	—			—
Net income	0.43			0.43	0.63			0.63
Diluted earnings per share:
Income from continuing operations	0.43			0.43	0.63			0.62
Loss from discontinued operations, net of income taxes	(0.01)			(0.01)	(0.01)			(0.01)
Cumulative effect of accounting change, net of income taxes	—			—	—			—
Net income	0.42			0.42	0.62			0.61

(1)
Amounts have been reclassified to reflect AIJ as a discontinued operation.

(2)
Net revenue excludes $585 million of revenue related to discontinued operations. Income from continuing operations includes divestiture-related charges of $3 million, net restructuring and asset impairment charges of $12 million, of which $2 million is included in cost of sales, the write-off of purchased in-process research and development of $2 million, incremental stock option charges of $48 million, and separation costs of $8 million.

(3)
Net revenue excludes $287 million of revenue related to discontinued operations. Income from continuing operations includes divestiture-related gains of $44 million, net restructuring and asset impairment charges of $6 million, the write-off of purchased in-process research and development of $1 million, incremental stock option charges of $46 million, and separation costs of $25 million.

(4)
Net revenue excludes $151 million of revenue related to discontinued operations. Income from continuing operations includes VRP charge of $100 million, divestiture-related charges of $2 million, net restructuring and asset impairment charges of $9 million, incremental stock option charges of $38 million, and separation costs of $56 million.

(5)
Net revenue excludes $110 million of revenue related to discontinued operations. Income from continuing operations includes divestiture-related gains of $5 million, net restructuring and asset impairment charges of $6 million, of which $4 million is included in cost of sales, the write-off of purchased in-process research and development of $60 million, incremental stock option charges of $29 million, separation costs of $80 million, income from settlement with a former executive of $72 million and $48 million of income resulting from a reduction in our estimated workers' compensation liabilities primarily due to favorable claims experience.

	2005
	1st Qtr.(2)
	Amounts Previously Reported	As Originally Restated	Reclass to Discontinued Operations(1)	Adjustments to Income Taxes	As Restated
Net revenue	$9,497	$9,497	(5)	—	9,492
Gross profit	3,350	3,350	(4)	—	3,346
Income from continuing operations	721	713	(1)	—	712
(Loss) income from discontinued operations, net of income taxes	(12)	(12)	1	—	(11)
Cumulative effect of accounting change, net of income taxes	21	21	—	—	21
Net income	730	722	—	—	722
Basic earnings per share:
Income from continuing operations	$0.36	$0.36			$0.35
(Loss) income from discontinued operations, net of income taxes	(0.01)	(0.01)			—
Cumulative effect of accounting change, net of income taxes	0.01	0.01			0.01
Net income	0.36	0.36			0.36
Diluted earnings per share:
Income from continuing operations	0.34	0.33			0.33
(Loss) income from discontinued operations, net of income taxes	(0.01)	—			—
Cumulative effect of accounting change, net of income taxes	0.01	0.01			0.01
Net income	0.34	0.34			0.34
	2005
	2nd Qtr.(3)
	Amounts Previously Reported	As Originally Restated	Reclass to Discontinued Operations(1)	Adjustments to Income Taxes	As Restated
Net revenue	$9,876	$9,876	(6)	—	9,870
Gross profit	3,477	3,477	(4)	—	3,473
Income from continuing operations	393	391	(2)	—	389
(Loss) income from discontinued operations, net of income taxes	(201)	(201)	2	—	(199)
Cumulative effect of accounting change, net of income taxes	—	—	—	—	—
Net income	192	190	—	—	190
Basic earnings per share:
Income from continuing operations	$0.20	$0.19			$0.19
(Loss) income from discontinued operations, net of income taxes	(0.10)	(0.10)			(0.10)
Cumulative effect of accounting change, net of income taxes	—	—			—
Net income	0.10	0.09			0.09
Diluted earnings per share:
Income from continuing operations	0.19	0.19			0.19
(Loss) income from discontinued operations, net of income taxes	(0.09)	(0.09)			(0.09)
Cumulative effect of accounting change, net of income taxes	—	—			—
Net income	0.10	0.10			0.10

	2005
	3rd Qtr.(4)
	Amounts Previously Reported	As Originally Restated	Reclass to Discontinued Operations(1)	Adjustments to Income Taxes	As Restated
Net revenue	$9,997	$9,997	(5)	—	9,992
Gross profit	3,527	3,527	(4)	—	3,523
Income from continuing operations	1,076	1,074	(2)	—	1,072
(Loss) income from discontinued operations, net of income taxes	117	117	2	—	119
Cumulative effect of accounting change, net of income taxes	—	—	—	—	—
Net income	1,193	1,191	—	—	1,191
Basic earnings per share:
Income from continuing operations	$0.53	$0.53			$0.53
(Loss) income from discontinued operations, net of income taxes	0.06	0.06			0.06
Cumulative effect of accounting change, net of income taxes	—	—			—
Net income	0.59	0.59			0.59
Diluted earnings per share:
Income from continuing operations	0.51	0.51			0.51
(Loss) income from discontinued operations, net of income taxes	0.05	0.05			0.05
Cumulative effect of accounting change, net of income taxes	—	—			—
Net income	0.56	0.56			0.56
	2005
	4th Qtr.(5)
	Amounts Previously Reported	As Originally Restated	Reclass to Discontinued Operations(1)	Adjustments to Income Taxes	As Restated
Net revenue	$9,935	$9,935	(6)	—	9,929
Gross profit	3,380	3,380	(4)	—	3,376
Income from continuing operations	867	866	(4)	75	937
(Loss) income from discontinued operations, net of income taxes	50	50	4	—	54
Cumulative effect of accounting change, net of income taxes	—	—	—	—	—
Net income	917	916	—	75	991
Basic earnings per share:
Income from continuing operations	$0.43	$0.43			$0.46
(Loss) income from discontinued operations, net of income taxes	0.02	0.02			0.03
Cumulative effect of accounting change, net of income taxes	—	—			—
Net income	0.45	0.45			0.49
Diluted earnings per share:
Income from continuing operations	0.41	0.41			0.45
(Loss) income from discontinued operations, net of income taxes	0.03	0.03			0.02
Cumulative effect of accounting change, net of income taxes	—	—			—
Net income	0.44	0.44			0.47

(1)
Amounts have been reclassified to reflect AIJ as a discontinued operation.

(2)
Net revenue excludes $573 million of revenue related to discontinued operations. Income from continuing operations includes divestiture-related charges of $18 million, including $3 million in cost of sales, net restructuring charges of $6 million, a loss of $156 million related to the retirement of debt and a charge of $4 million related to the write-down of an investment.

(3)
Net revenue excludes $586 million of revenue related to discontinued operations. Income from continuing operations includes losses and impairments on divestitures of $2 million, net restructuring and other charges of $5 million, of which $1 million is included in cost of sales, a $50 million charge related to an SEC enforcement action, and a loss of $573 million related to the retirement of debt.

(4)
Net revenue excludes $570 million of revenue related to discontinued operations. Income from continuing operations includes a net restructuring credit of $3 million, charges for the impairment of long-lived assets of $3 million, net gain on the sale of TGN of $307 million along with $6 million of divestiture-related charges, and a loss of $179 million related to the retirement of debt.

(5)
Net revenue excludes $566 million of revenue related to discontinued operations. Income from continuing operations includes divestiture-related charges of $10 million, net restructuring and asset impairment charges of $1 million, a $277 million charge related to a patent dispute in the Healthcare segment, a $70 million charge related to certain former executives' employment, a loss of $105 million related to the retirement of debt and a $109 million court-ordered restitution award.

27.    Tyco International Group S.A.

        TIGSA, a wholly owned subsidiary of the Company, has public debt securities outstanding (see Note 15), which are fully and unconditionally guaranteed by Tyco. The following tables, as restated for the adjustments discussed in Note 1, present condensed consolidating financial information for Tyco, TIGSA and all other subsidiaries. Condensed financial information for Tyco and TIGSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

CONSOLIDATING STATEMENT OF INCOME (RESTATED)
For the Year Ended September 29, 2006
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$40,938	$—	$40,938
Cost of product sales	—	—	22,503	—	22,503
Cost of services	—	—	4,773	—	4,773
Selling, general and administrative expenses	(15)	56	7,943	—	7,984
Separation costs	45	—	124	—	169
Gains on divestitures	—	—	(44)	—	(44)
Restructuring and other charges, net	—	—	20	—	20
Impairment of long-lived assets	—	—	7	—	7
In-process research and development	—	—	63	—	63

Operating (loss) income	(30)	(56)	5,549	—	5,463
Interest income	1	28	104	—	133
Interest expense	—	(636)	(73)	—	(709)
Other expense, net	—	—	(11)	—	(11)
Equity in net income of subsidiaries	4,977	3,438	—	(8,415)	—
Intercompany interest and fees	(1,361)	592	769	—	—

Income from continuing operations before income taxes and minority interest	3,587	3,366	6,338	(8,415)	4,876
Income taxes	—	(1)	(919)	—	(920)
Minority interest	—	—	(8)	—	(8)

Income from continuing operations	3,587	3,365	5,411	(8,415)	3,948
Gain (loss) from discontinued operations, net of income taxes	3	—	(347)	—	(344)

Income before cumulative effect of accounting change	3,590	3,365	5,064	(8,415)	3,604
Cumulative effect of accounting change, net of income taxes	—	—	(14)	—	(14)

Net income	$3,590	$3,365	$5,050	$(8,415)	$3,590

CONSOLIDATING STATEMENT OF INCOME (RESTATED)
For the Year Ended September 30, 2005
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$39,283	$—	$39,283
Cost of product sales	—	—	20,804	—	20,804
Cost of services	—	—	4,761	—	4,761
Selling, general and administrative expenses	112	63	8,051	—	8,226
Gains on divestitures	—	—	(274)	—	(274)
Restructuring and other charges, net	—	—	5	—	5
Impairment of long-lived assets	—	—	6	—	6

Operating (loss) income	(112)	(63)	5,930	—	5,755
Interest income	1	28	94	—	123
Interest expense	—	(727)	(87)	—	(814)
Other (expense) income, net	—	(1,013)	102	—	(911)
Equity in net income of subsidiaries	4,614	2,957	—	(7,571)	—
Intercompany interest and fees	(1,409)	1,715	(306)	—	—

Income from continuing operations before income taxes and minority interest	3,094	2,897	5,733	(7,571)	4,153
Income taxes	—	(1)	(1,034)	—	(1,035)
Minority interest	—	—	(8)	—	(8)

Income from continuing operations	3,094	2,896	4,691	(7,571)	3,110
Loss from discontinued operations, net of income taxes	—	—	(37)	—	(37)

Income before cumulative effect of accounting change	3,094	2,896	4,654	(7,571)	3,073
Cumulative effect of accounting change, net of income taxes	—	—	21	—	21

Net income	$3,094	$2,896	$4,675	$(7,571)	$3,094

CONSOLIDATING STATEMENT OF INCOME (RESTATED)
For the Year Ended September 30, 2004
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$37,939	$—	$37,939
Cost of product sales	—	—	19,115	—	19,115
Cost of services	—	—	5,142	—	5,142
Selling, general and administrative expenses	90	3	8,083	—	8,176
Losses on divestitures	—	—	116	—	116
Restructuring and other charges, net	—	—	204	—	204
Impairment of long-lived assets	—	—	52	—	52

Operating (loss) income	(90)	(3)	5,227	—	5,134
Interest income	—	28	63	—	91
Interest expense	(5)	(819)	(132)	—	(956)
Other expense, net	—	(246)	(40)	—	(286)
Equity in net income of subsidiaries	4,163	2,279	—	(6,442)	—
Intercompany interest and fees	(1,245)	1,040	205	—	—

Income from continuing operations before income taxes and minority interest	2,823	2,279	5,323	(6,442)	3,983
Income taxes	(1)	—	(1,106)	—	(1,107)
Minority interest	—	—	(11)	—	(11)

Income from continuing operations	2,822	2,279	4,206	(6,442)	2,865
Loss from discontinued operations, net of income taxes	—	—	(43)	—	(43)

Net income	$2,822	$2,279	$4,163	$(6,442)	$2,822

CONSOLIDATING BALANCE SHEET (RESTATED)
September 29, 2006
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$2	$1,158	$1,750	$—	$2,910
Accounts receivable, net	—	—	7,060	—	7,060
Inventories	—	—	4,793	—	4,793
Intercompany receivables	1,468	32	23,253	(24,753)	—
Prepaid expenses and other current assets	37	72	2,209	—	2,318
Deferred income taxes	—	—	1,250	—	1,250
Assets held for sale	—	—	341	—	341

Total current assets	1,507	1,262	40,656	(24,753)	18,672
Property, plant and equipment, net	—	—	9,240	—	9,240
Goodwill	—	—	24,872	—	24,872
Intangible assets, net	—	—	5,128	—	5,128
Investment in subsidiaries	60,920	35,206	—	(96,126)	—
Intercompany loans receivable	—	23,678	18,615	(42,293)	—
Other assets	—	96	5,004	—	5,100

Total Assets	$62,427	$60,242	$103,515	$(163,172)	$63,012

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$762	$38	$—	$800
Accounts payable	2	—	3,524	—	3,526
Accrued and other current liabilities	213	254	4,855	—	5,322
Deferred revenue	—	—	841	—	841
Intercompany payables	7,101	16,152	1,500	(24,753)	—
Liabilities held for sale	—	—	95	—	95

Total current liabilities	7,316	17,168	10,853	(24,753)	10,584
Long-term debt	—	8,790	550	—	9,340
Intercompany loans payable	19,722	—	22,571	(42,293)	—
Other liabilities	2	6	7,639	—	7,647

Total Liabilities	27,040	25,964	41,613	(67,046)	27,571
Minority interest	—	—	54	—	54
Shareholders' Equity:
Preference shares	—	—	13,070	(13,070)	—
Common shares	419	1	(21)	(1)	398
Other shareholders' equity	34,968	34,277	48,799	(83,055)	34,989

Total Shareholders' Equity	35,387	34,278	61,848	(96,126)	35,387

Total Liabilities and Shareholders' Equity	$62,427	$60,242	$103,515	$(163,172)	$63,012

CONSOLIDATING BALANCE SHEET (RESTATED)
September 30, 2005
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$3	$1,204	$1,997	$—	$3,204
Accounts receivable, net	—	—	6,654	—	6,654
Inventories	—	—	4,143	—	4,143
Intercompany receivables	1,847	37	11,382	(13,266)	—
Prepaid expenses and other current assets	21	103	1,738	—	1,862
Deferred income taxes	—	—	1,316	—	1,316
Assets held for sale	—	—	1,658	—	1,658

Total current assets	1,871	1,344	28,888	(13,266)	18,837
Property, plant and equipment, net	—	—	9,021	—	9,021
Goodwill	—	—	24,569	—	24,569
Intangible assets, net	—	—	5,085	—	5,085
Investment in subsidiaries	57,967	30,500	—	(88,467)	—
Intercompany loans receivable	—	21,577	27,254	(48,831)	—
Other assets	24	165	4,764	—	4,953

Total Assets	$59,862	$53,586	$99,581	$(150,564)	$62,465

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$2	$1,700	$228	$—	$1,930
Accounts payable	9	—	3,009	—	3,018
Accrued and other current liabilities	279	367	4,871	—	5,517
Deferred revenue	—	—	771	—	771
Intercompany payables	8,271	3,111	1,884	(13,266)	—
Liabilities held for sale	—	—	358	—	358

Total current liabilities	8,561	5,178	11,121	(13,266)	11,594
Long-term debt	—	10,008	561	—	10,569
Intercompany loans payable	18,615	8,639	21,577	(48,831)	—
Other liabilities	67	8	7,547	—	7,622

Total Liabilities	27,243	23,833	40,806	(62,097)	29,785
Minority interest	—	—	61	—	61
Shareholders' Equity:
Preference shares	—	—	13,070	(13,070)	—
Common shares	405	1	(2)	(1)	403
Other shareholders' equity	32,214	29,752	45,646	(75,396)	32,216

Total Shareholders' Equity	32,619	29,753	58,714	(88,467)	32,619

Total Liabilities and Shareholders' Equity	$59,862	$53,586	$99,581	$(150,564)	$62,465

CONSOLIDATING STATEMENT OF CASH FLOWS (RESTATED)
For the Year Ended September 29, 2006
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(513)	$(886)	$6,986	$—	$5,587
Net cash used in discontinued operating activities	—	—	(21)	—	(21)
Cash Flows From Investing Activities:
Capital expenditures	—	—	(1,568)	—	(1,568)
Proceeds from disposal of assets	—	—	55	—	55
Acquisition of customer accounts (ADT dealer program)	—	—	(373)	—	(373)
Acquisition of businesses, net of cash acquired	—	—	(413)	—	(413)
Purchase accounting and holdback liabilities	—	—	(19)	—	(19)
Divestiture of businesses, net of cash retained	—	—	934	—	934
Decrease (increase) in investments	—	99	(41)	—	58
Decrease in intercompany loans	—	1,749	—	(1,749)	—
Decrease in restricted cash	—	—	12	—	12
Other	—	—	(11)	—	(11)

Net cash provided by (used in) investing activities	—	1,848	(1,424)	(1,749)	(1,325)
Net cash used in discontinued investing activities	—	—	(101)	—	(101)
Cash Flows From Financing Activities:
Net repayments of debt	(2)	(1,008)	(225)	—	(1,235)
Proceeds from exercise of share options	213	—	37	—	250
Dividends paid	(806)	—	—	—	(806)
Repurchase of common shares by subsidiary	—	—	(2,544)	—	(2,544)
Loan borrowings from (repayments to) affiliates	1,107	—	(2,856)	1,749	—
Transfer to discontinued operations	—	—	(242)	—	(242)
Other	—	—	(22)	—	(22)

Net cash provided by (used in) financing activities	512	(1,008)	(5,852)	1,749	(4,599)
Net provided by discontinued financing activities	—	—	140	—	140
Effect of currency translation on cash	—	—	43	—	43
Net decrease in cash and cash equivalents	(1)	(46)	(229)	—	(276)
Less: net increase in cash related to discontinued operations	—	—	(18)	—	(18)
Cash and cash equivalents at beginning of year	3	1,204	1,997	—	3,204

Cash and cash equivalents at end of year	$2	$1,158	$1,750	$—	$2,910

CONSOLIDATING STATEMENT OF CASH FLOWS (RESTATED)
For the Year Ended September 30, 2005
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by operating activities	$628	$2,429	$3,076	$—	$6,133
Net cash provided by discontinued operating activities	—	—	85	—	85
Cash Flows From Investing Activities:
Capital expenditures	—	—	(1,339)	—	(1,339)
Proceeds from disposal of assets	—	—	91	—	91
Acquisition of customer accounts (ADT dealer program)	—	—	(328)	—	(328)
Acquisition of businesses, net of cash acquired	—	—	(82)	—	(82)
Purchase accounting and holdback liabilities	—	—	(47)	—	(47)
Divestiture of businesses, net of cash retained	—	—	295	—	295
Increase in investments	—	(99)	(173)	—	(272)
Decrease in intercompany loans	—	1,196	—	(1,196)	—
Increase in restricted cash	—	—	(2)	—	(2)
Other	—	—	(13)	—	(13)

Net cash provided by (used in) investing activities	—	1,097	(1,598)	(1,196)	(1,697)
Net cash used in discontinued investing activities	—	—	(57)	—	(57)
Cash Flows From Financing Activities:
Net repayments of debt	—	(4,772)	(237)	—	(5,009)
Proceeds from exercise of share options	—	—	226	—	226
Dividends paid	(628)	—	—	—	(628)
Repurchase of common shares by subsidiary	—	—	(300)	—	(300)
Loan repayments to parent	—	—	(1,196)	1,196	—
Transfer to discontinued operations	—	—	(49)	—	(49)
Other	2	(2)	(23)	—	(23)

Net cash used in financing activities	(626)	(4,774)	(1,579)	1,196	(5,783)
Net cash used in discontinued financing activities	—	—	(15)	—	(15)
Effect of currency translation on cash	—	—	65	—	65
Net increase (decrease) in cash and cash equivalents	2	(1,248)	(23)	—	(1,269)
Less: net increase in cash related to discontinued operations	—	—	(13)	—	(13)
Cash and cash equivalents at beginning of year	1	2,452	2,033	—	4,486

Cash and cash equivalents at end of year	$3	$1,204	$1,997	$—	$3,204

CONSOLIDATING STATEMENT OF CASH FLOWS (RESTATED)
For the Year Ended September 30, 2004
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by operating activities	$2,311	$1,109	$1,772	$—	$5,192
Net cash provided by discontinued operating activities	—	—	219	—	219
Cash Flows From Investing Activities:
Capital expenditures, net	—	—	(1,126)	—	(1,126)
Proceeds from disposal of assets	—	—	140	—	140
Acquisition of customer accounts (ADT dealer program)	—	—	(254)	—	(254)
Acquisition of businesses, net of cash acquired	—	—	(15)	—	(15)
Purchase accounting and holdback liabilities	—	—	(104)	—	(104)
Divestiture of businesses, net of cash retained	—	—	236	—	236
Decrease (increase) in investments	—	470	(47)	—	423
Decrease in intercompany loans	218	51	—	(269)	—
Decrease in restricted cash	—	315	27	—	342
Other	—	—	(25)	—	(25)

Net cash provided by (used in) investing activities	218	836	(1,168)	(269)	(383)
Net cash used in discontinued investing activities	—	—	(49)	—	(49)
Cash Flows From Financing Activities:
Net repayments of debt	(2,480)	(1,775)	(503)	—	(4,758)
Proceeds from exercise of share options	—	—	155	—	155
Dividends paid	(100)	—	—	—	(100)
Repurchase of common shares by subsidiary	—	—	(1)	—	(1)
Loan repayments to parent	—	—	(269)	269	—
Transfer from discontinued operations	—	—	180	—	180
Other	5	—	(28)	—	(23)

Net cash used in financing activities	(2,575)	(1,775)	(466)	269	(4,547)
Net cash used in discontinued financing activities	—	—	(198)	—	(198)
Effect of currency translation on cash	—	—	45	—	45
Net (decrease) increase in cash and cash equivalents	(46)	170	155	—	279
Less: net decrease in cash related to discontinued operations	—	—	28	—	28
Cash and cash equivalents at beginning of year	47	2,282	1,849	—	4,178

Cash and cash equivalents at end of year	$1	$2,452	$2,032	$—	$4,485

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

        During the first quarter of 2007, the operations of AIJ, a majority owned Engineered Products and Services segment joint venture in Venezuela, were sold for $42 million in net cash proceeds and a pre-tax gain on sale of $19 million was recorded.

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

QuickLinks

INTRODUCTORY NOTE
RECENT DEVELOPMENTS
TABLE OF CONTENTS
Commitments and Contingencies
Off-Balance Sheet Arrangements
Accounting Pronouncements
Forward-Looking Information
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
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEET (RESTATED) September 29, 2006 ($ in millions)
CONSOLIDATING BALANCE SHEET (RESTATED) September 30, 2005 ($ in millions)
CONSOLIDATING STATEMENT OF CASH FLOWS (RESTATED) For the Year Ended September 29, 2006 ($ in millions)
CONSOLIDATING STATEMENT OF CASH FLOWS (RESTATED) For the Year Ended September 30, 2005 ($ in millions)
CONSOLIDATING STATEMENT OF CASH FLOWS (RESTATED) For the Year Ended September 30, 2004 ($ in millions)
TYCO INTERNATIONAL LTD. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in millions)