Form 10-Q/A
period 2006-12-29
TYCO INTERNATIONAL LTD /BER/
filed 2007-04-20
CIK 833444

Use these links to rapidly review the document
INTRODUCTORY NOTE

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

INTRODUCTORY NOTE

        Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2006.

        During the second quarter of 2007, the Company identified certain errors in its income tax accounting primarily related to maintaining and tax effecting jurisdictional data and the classification of tax amounts in the Consolidated Balance Sheets. In addition, certain of these errors had been recorded and disclosed in the period in which they were identified rather than in the period in which they occurred since they were immaterial. While these errors are immaterial both individually and in the aggregate to Tyco's Consolidated Financial Statements, the Company has determined that these errors will become material to Tyco's income from continuing operations upon completion of the Proposed Separation. In anticipation of the Proposed Separation, the Company has restated its Consolidated Financial Statements.

        We are also updating Item 1A. Risk Factors and revising Item 4. Controls and Procedures.

        This Amendment reflects the changes discussed above. All other information is unchanged and reflects the disclosures made at the time of the original filing on February 6, 2007.

        The items amended are as follows:

Part I, Item 1.	Financial Statements
Part I, Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Part I, Item 4.	Controls and Procedures
Part II, Item 1A.	Risk Factors
Part II, Item 6.	Exhibits

TYCO INTERNATIONAL LTD.

INDEX TO FORM 10-Q/A

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions, except per share data)

	For the Quarters Ended
	December 29, 2006	December 30, 2005 (Restated)
Revenue from product sales	$8,384	$7,684
Service revenue	1,945	1,913

Net revenue	10,329	9,597
Cost of product sales	5,694	5,194
Cost of services	1,167	1,179
Selling, general and administrative expenses	2,116	1,977
Separation costs	85	8
Restructuring, asset impairment and divestiture charges, net	90	15

Operating income	1,177	1,224
Interest income	41	37
Interest expense	(167)	(188)
Other income (expense), net	1	(1)

Income from continuing operations before income taxes and minority interest	1,052	1,072
Income taxes	(307)	(243)
Minority interest	(3)	(3)

Income from continuing operations	742	826
Income (loss) from discontinued operations, net of income taxes	51	(233)

Income before cumulative effect of accounting change	793	593
Cumulative effect of accounting change, net of income taxes	—	(14)

Net income	$793	$579

Basic earnings per share:
Income from continuing operations	$0.37	$0.41
Income (loss) from discontinued operations	0.03	(0.11)

Income before cumulative effect of accounting change	0.40	0.30
Cumulative effect of accounting change	—	(0.01)

Net income	$0.40	$0.29

Diluted earnings per share:
Income from continuing operations	$0.37	$0.40
Income (loss) from discontinued operations	0.02	(0.11)

Income before cumulative effect of accounting change	0.39	0.29
Cumulative effect of accounting change	—	(0.01)

Net income	$0.39	$0.28

Weighted-average number of shares outstanding:
Basic	1,983	2,003
Diluted	2,034	2,109

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)

	December 29, 2006 (Restated)	September 29, 2006 (Restated)
Assets
Current Assets:
Cash and cash equivalents	$2,598	$2,910
Accounts receivable, less allowance for doubtful accounts of $335 and $336, respectively	7,115	7,060
Inventories	5,268	4,793
Other current assets	3,672	3,909

Total current assets	18,653	18,672
Property, plant and equipment, net	9,515	9,240
Goodwill	25,054	24,872
Intangible assets, net	5,101	5,128
Other assets	4,645	5,100

Total Assets	$62,968	$63,012

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$1,627	$800
Accounts payable	3,467	3,526
Accrued and other current liabilities	5,706	6,258

Total current liabilities	10,800	10,584
Long-term debt	8,602	9,340
Other liabilities	7,690	7,647

Total Liabilities	27,092	27,571

Commitments and contingencies (Note 11)
Minority interest	37	54
Shareholders' Equity:
Common shares, $0.20 par value, 4,000,000,000 shares authorized; 1,975,883,048 and 1,992,120,380 shares outstanding, net of 126,404,211 and 104,982,780 shares owned by subsidiaries, respectively	395	398
Capital in excess:
Share premium	8,906	8,787
Contributed surplus	13,946	14,493
Accumulated earnings	11,288	10,692
Accumulated other comprehensive income	1,304	1,017

Total Shareholders' Equity	35,839	35,387

Total Liabilities and Shareholders' Equity	$62,968	$63,012

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	For the Quarters Ended
	December 29, 2006	December 30, 2005 (Restated)
Cash Flows From Operating Activities:
Net income	$793	$579
(Income) loss from discontinued operations	(51)	233
Cumulative effect of accounting change	—	14

Income from continuing operations	742	826
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	528	510
Non-cash compensation expense	86	73
Deferred income taxes	115	(49)
Provision for losses on accounts receivable and inventory	78	54
Non-cash restructuring, asset impairment and divestiture charges, net	9	19
Other non-cash items	10	16
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	17	92
Inventories	(460)	(274)
Accounts payable	(114)	(25)
Accrued and other liabilities	(405)	(511)
Income taxes	(5)	76
Other	218	(123)

Net cash provided by operating activities	819	684

Net cash provided by (used in) discontinued operating activities	8	(13)

Cash Flows From Investing Activities:
Capital expenditures	(663)	(298)
Proceeds from disposal of assets	13	9
Acquisition of businesses, net of cash acquired	(63)	(88)
Acquisition of customer accounts (ADT dealer program)	(97)	(77)
Purchase accounting and holdback liabilities	(14)	(6)
Divestiture of businesses, net of cash retained	300	(4)
Decrease in investments	13	94
Decrease in restricted cash	15	24
Other	63	(9)

Net cash used in investing activities	(433)	(355)

Net cash used in discontinued investing activities	(1)	(82)

Cash Flows From Financing Activities:
Net repayment of short-term debt	(6)	(2)
Repayment of long-term debt	—	(7)
Proceeds from exercise of share options	120	61
Dividends paid	(199)	(200)
Repurchase of common shares by subsidiary	(660)	(216)
Transfer to discontinued operations	12	(91)
Other	9	(2)

Net cash used in financing activities	(724)	(457)

Net cash (used in) provided by discontinued financing activities	(17)	96

Effect of currency translation on cash	26	(4)

Net decrease in cash and cash equivalents	(322)	(131)
Less: net decrease (increase) in cash related to discontinued operations	10	(1)
Cash and cash equivalents at beginning of period	2,910	3,204

Cash and cash equivalents at end of period	$2,598	$3,072

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

For the Quarters Ended December 29, 2006 and December 30, 2005

(in millions)

	Number of Common Shares	Common Shares $0.20 Par Value	Share Premium	Contributed Surplus	Accumulated Earnings (Restated)	Accumulated Other Comprehensive Income (Loss) (Restated)	Total (Restated)
Balance at September 30, 2005	2,015	$403	$8,540	$15,507	$7,909	$260	$32,619
Comprehensive income:
Net income					579		579
Currency translation						(257)	(257)

Total comprehensive income							322
Dividends declared					(201)		(201)
Restricted share grants, net of forfeitures	4	1		(1)			—
Share options exercised, net of tax expense of $2 million	3	1	60	(2)			59
Repurchase of common shares by subsidiary	(8)	(2)		(214)			(216)
Compensation expense				75			75
Other			1	20			21

Balance at December 30, 2005	2,014	$403	$8,601	$15,385	$8,287	$3	$32,679

	Number of Common Shares	Common Shares $0.20 Par Value	Share Premium	Contributed Surplus	Accumulated Earnings (Restated)	Accumulated Other Comprehensive Income (Loss) (Restated)	Total (Restated)
Balance at September 29, 2006	1,992	$398	$8,787	$14,493	$10,692	$1,017	$35,387
Comprehensive income:
Net income					793		793
Currency translation						297	297
Minimum pension liability, net of income taxes of $5 million						(10)	(10)

Total comprehensive income							1,080
Dividends declared					(197)		(197)
Share options exercised, including tax benefit of $22 million	6	2	119	22			143
Repurchase of common shares by subsidiary	(22)	(5)		(655)			(660)
Compensation expense				86			86

Balance at December 29, 2006	1,976	$395	$8,906	$13,946	$11,288	$1,304	$35,839

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

        The financial statements have been prepared in United States dollars and in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended, and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States ("GAAP"). These financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 29, 2006 (the "2006 Form 10-K/A").

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

Effect of Restatement

        The total impact of these errors is a reduction of income tax expense of $23 million for the quarter ended December 30, 2005. The Company has restated its reported results to reflect the impact on income taxes.

        The following table reflects the impact of the income tax restatement on the Company's Consolidated Statement of Income. The amounts previously reported are derived from the Form 10-Q for the quarter ended December 29, 2006 filed on February 6, 2007.

	Quarter Ended December 30, 2005
	Amounts Previously Reported	As Restated
	($ in millions, except per share data)
Consolidated Statements of Income Data:
Income taxes	$(266)	$(243)
Income from continuing operations	803	826
Income before cumulative effect of accounting change	570	593
Net income	556	579
Basic earnings per share:
Income from continuing operations	$0.40	$0.41
Loss from discontinued operations	(0.11)	(0.11)
Income before cumulative effect of accounting change	0.29	0.30
Cumulative effect of accounting change	(0.01)	(0.01)
Net income	$0.28	$0.29
Diluted earnings per share:
Income from continuing operations	$0.39	$0.40
Loss from discontinued operations	(0.11)	(0.11)
Income before cumulative effect of accounting change	0.28	0.29
Cumulative effect of accounting change	(0.01)	(0.01)
Net income	$0.27	$0.28

        The following table reflects the impact of the income tax restatement on the Company's Consolidated Balance Sheets. The amounts previously reported are derived from the Form 10-Q for the periods ended December 29, 2006 and September 29, 2006 filed on February 6, 2007.

	As of December 29, 2006		As of September 29, 2006
	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated
	($ in millions)
Consolidated Balance Sheet Data:
Assets
Other current assets	$3,865	$3,672	$4,095	$3,909
Total current assets	18,846	18,653	18,858	18,672
Goodwill	25,040	25,054	24,858	24,872
Other assets	5,174	4,645	5,638	5,100
Total Assets	63,676	62,968	63,722	63,012
Liabilities and Shareholders' Equity:
Accrued and other current liabilities	6,214	5,706	6,766	6,258
Total current liabilities	11,308	10,800	11,092	10,584
Other liabilities	7,858	7,690	7,817	7,647
Total liabilities	27,768	27,092	28,249	27,571
Accumulated earnings(1)	11,302	11,288	10,706	10,692
Accumulated other comprehensive income	1,322	1,304	1,035	1,017
Total Shareholders' Equity	35,871	35,839	35,419	35,387
Total Liabilities and Shareholders' Equity	63,676	62,968	63,722	63,012

(1)
The impact of the income tax restatement on accumulated earnings as of September 30, 2005 was an increase of $109 million.

        The following table reflects the impact of the income tax restatement on the Company's Consolidated Statement of Cash Flow for the quarter ended December 30, 2005. The amounts previously reported are derived from the Form 10-Q for the quarter ended December 29, 2006 filed on February 6, 2007.

	Quarter Ended December 30, 2005
	Amounts Previously Reported	As Restated
Consolidated Cash Flow Data:
Net income	$556	$579
Income from continuing operations	803	826
Deferred income taxes	(26)	(49)
Net cash provided by operating activities	684	684

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

        In connection with the Proposed Separation, the Company estimates that it will incur income statement charges at the high end of the previously disclosed range of $1.2 billion to $1.6 billion, after tax, related primarily to debt refinancing, tax restructuring, professional services and employee-related costs. During the quarters ended December 29, 2006 and December 30, 2005, the Company incurred costs related to the Proposed Separation of $85 million and $8 million, respectively.

        Consummation of the Proposed Separation is subject to certain conditions, including final approval by the Tyco Board of Directors, receipt of certain tax rulings, necessary opinions of counsel, the effectiveness of Registration Statements filed with the Securities and Exchange Commission ("SEC") and the completion of any necessary debt refinancings. Approval by the Company's shareholders is not required as a condition to the consummation of the Proposed Separation. Tyco has received an initial private letter ruling from the Internal Revenue Service ("IRS") and an opinion from outside counsel regarding the U.S. federal income tax consequences of the Proposed Separation noting it will qualify for favorable tax treatment. In January 2007, Tyco filed initial Registration Statements with the SEC to register the equity of Tyco Healthcare and Tyco Electronics. The Company expects the Proposed Separation to occur in the second calendar quarter of 2007.

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

7.    Earnings Per Share

        The reconciliations between basic and diluted earnings per share, as restated for the adjustments discussed in Note 1, are as follows (in millions, except per share data):

	Quarter Ended December 29, 2006			Quarter Ended December 30, 2005
	Income	Shares	Per Share Amount	Income (Restated)	Shares	Per Share Amount (Restated)
Basic earnings per share:
Income from continuing operations	$742	1,983	$0.37	$826	2,003	$0.41
Share options, restricted share awards and deferred stock units	—	17		—	16
Exchange of convertible debt	5	34		12	90

Diluted earnings per share:
Income from continuing operations, giving effect to dilutive adjustments	$747	2,034	$0.37	$838	2,109	$0.40

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

8.    Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill, as restated for the income tax adjustments discussed in Note 1, are as follows ($ in millions):

	Electronics	Fire and Security	Healthcare	Engineered Products and Services	Total
Balance at September 29, 2006, as restated	$7,452	$8,084	$6,127	$3,209	$24,872
Acquisitions	—	9	32	—	41
Currency translation	14	68	11	48	141

Balance at December 29, 2006, as restated	$7,466	$8,161	$6,170	$3,257	$25,054

        The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets ($ in millions):

	December 29, 2006			September 29, 2006
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Contracts and related customer relationships	$5,441	$3,177	12 years	$5,319	$3,046	12 years
Intellectual property	3,251	1,219	20 years	3,213	1,169	20 years
Other	197	72	28 years	200	70	28 years

Total	$8,889	$4,468	16 years	$8,732	$4,285	16 years

Non-Amortizable:
Intellectual property	$652			$653
Other	28			28

Total	$680			$681

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

        The IRS continues to audit the 1997 through 2000 years. In 2004, the Company submitted to the IRS proposed adjustments to these prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously filed. During 2006, the IRS accepted substantially all of the proposed adjustments. Also during 2006, the Company developed proposed amendments to U.S. federal income tax returns for additional periods through 2002. On the basis of previously accepted amendments, the Company has determined that acceptance of these adjustments is probable and, accordingly, has recorded them in the Consolidated Financial Statements. Such adjustments did not have a material impact on the Company's financial condition, results of operations or cash flows.

        The Company has yet to complete proposed amendments to its U.S. federal income tax returns for periods subsequent to 2002, which will primarily reflect the roll forward through 2006 of the amendments for the periods 1997 to 2002. When the Company's tax return positions are updated additional adjustments may be identified and recorded in the Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, the Company believes that any resulting adjustments will not have a material impact on its financial condition, results of operations or cash flows.

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

        As previously discussed in the 2006 Form 10-K/A, the Company anticipates that it will contribute at least the minimum required to its pension plans in 2007 of $10 million for U.S. plans and $141 million for non-U.S. plans. During the first quarter of 2007, the Company has contributed $48 million to its non-U.S. pension plans.

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Quarter Ended December 29, 2006
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$10,329	$—	$10,329
Cost of product sales	—	—	5,694	—	5,694
Cost of services	—	—	1,167	—	1,167
Selling, general and administrative expenses	15	(17)	2,118	—	2,116
Separation costs	44	—	41	—	85
Restructuring, asset impairment and divestiture charges, net	—	—	90	—	90

Operating (loss) income	(59)	17	1,219	—	1,177
Interest income	—	9	32	—	41
Interest expense	—	(151)	(16)	—	(167)
Other income, net	—	—	1	—	1
Equity in net income of subsidiaries	1,231	927	—	(2,158)	—
Intercompany interest and fees	(379)	149	230	—	—

Income from continuing operations before income taxes and minority interest	793	951	1,466	(2,158)	1,052
Income taxes	—	(7)	(300)	—	(307)
Minority interest	—	—	(3)	—	(3)

Income from continuing operations	793	944	1,163	(2,158)	742
Gain from discontinued operations, net of income taxes	—	—	51	—	51

Net income	$793	$944	$1,214	$(2,158)	$793

CONDENSED CONSOLIDATING STATEMENT OF INCOME (RESTATED)
For the Quarter Ended December 30, 2005
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$9,597	$—	$9,597
Cost of product sales	—	—	5,194	—	5,194
Cost of services	—	—	1,179	—	1,179
Selling, general and administrative expenses	9	59	1,909	—	1,977
Separation costs	—	—	8	—	8
Restructuring, asset impairment and divestiture charges, net	—	—	15	—	15

Operating (loss) income	(9)	(59)	1,292	—	1,224
Interest income	—	7	30	—	37
Interest expense	—	(170)	(18)	—	(188)
Other expense, net	—	—	(1)	—	(1)
Equity in net income of subsidiaries	942	584	—	(1,526)	—
Intercompany interest and fees	(354)	169	185	—	—

Income from continuing operations before income taxes and minority interest	579	531	1,488	(1,526)	1,072
Income taxes	—	—	(243)	—	(243)
Minority interest	—	—	(3)	—	(3)

Income from continuing operations	579	531	1,242	(1,526)	826
Loss from discontinued operations, net of income taxes	—	—	(233)	—	(233)

Income before cumulative effect of accounting change	579	531	1,009	(1,526)	593
Cumulative effect of accounting change, net of income taxes	—	—	(14)	—	(14)

Net income	$579	$531	$995	$(1,526)	$579

CONDENSED CONSOLIDATING BALANCE SHEET (RESTATED)
December 29, 2006
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$3	$675	$1,920	$—	$2,598
Accounts receivable, net	—	—	7,115	—	7,115
Inventories	—	—	5,268	—	5,268
Intercompany receivables	1,663	58	22,550	(24,271)	—
Other current assets	19	62	3,591	—	3,672

Total current assets	1,685	795	40,444	(24,271)	18,653
Property, plant and equipment, net	—	—	9,515	—	9,515
Goodwill	—	—	25,054	—	25,054
Intangible assets, net	—	—	5,101	—	5,101
Investment in subsidiaries	61,739	35,680	—	(97,419)	—
Intercompany loans receivable	—	24,039	18,615	(42,654)	—
Other assets	—	42	4,603	—	4,645

Total Assets	$63,424	$60,556	$103,332	$(164,344)	$62,968

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$1,487	$140	$—	$1,627
Accounts payable	7	—	3,460	—	3,467
Accrued and other current liabilities	211	171	5,324	—	5,706
Intercompany payables	6,549	16,035	1,687	(24,271)	—

Total current liabilities	6,767	17,693	10,611	(24,271)	10,800
Long-term debt	—	8,157	445	—	8,602
Intercompany loans payable	20,816	—	21,838	(42,654)	—
Other liabilities	2	—	7,688	—	7,690

Total Liabilities	27,585	25,850	40,582	(66,925)	27,092
Minority interest	—	—	37	—	37
Shareholders' Equity:
Preference shares	—	—	13,070	(13,070)	—
Common shares	420	1	(26)	—	395
Other shareholders' equity	35,419	34,705	49,669	(84,349)	35,444

Total Shareholders' Equity	35,839	34,706	62,713	(97,419)	35,839

Total Liabilities and Shareholders' Equity	$63,424	$60,556	$103,332	$(164,344)	$62,968

CONDENSED CONSOLIDATING BALANCE SHEET (RESTATED)
September 29, 2006
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$2	$1,158	$1,750	$—	$2,910
Accounts receivable, net	—	—	7,060	—	7,060
Inventories	—	—	4,793	—	4,793
Intercompany receivables	1,468	32	23,253	(24,753)	—
Other current assets	37	72	3,800	—	3,909

Total current assets	1,507	1,262	40,656	(24,753)	18,672
Property, plant and equipment, net	—	—	9,240	—	9,240
Goodwill	—	—	24,872	—	24,872
Intangible assets, net	—	—	5,128	—	5,128
Investment in subsidiaries	60,920	35,206	—	(96,126)	—
Intercompany loans receivable	—	23,678	18,615	(42,293)	—
Other assets	—	96	5,004	—	5,100

Total Assets	$62,427	$60,242	$103,515	$(163,172)	$63,012

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$762	$38	$—	$800
Accounts payable	2	—	3,524	—	3,526
Accrued and other current liabilities	213	254	5,791	—	6,258
Intercompany payables	7,101	16,152	1,500	(24,753)	—

Total current liabilities	7,316	17,168	10,853	(24,753)	10,584
Long-term debt	—	8,790	550	—	9,340
Intercompany loans payable	19,722	—	22,571	(42,293)	—
Other liabilities	2	6	7,639	—	7,647

Total Liabilities	27,040	25,964	41,613	(67,046)	27,571
Minority interest	—	—	54	—	54
Shareholders' Equity:
Preference shares	—	—	13,070	(13,070)	—
Common shares	419	1	(21)	(1)	398
Other shareholders' equity	34,968	34,277	48,799	(83,055)	34,989

Total Shareholders' Equity	35,387	34,278	61,848	(96,126)	35,387

Total Liabilities and Shareholders' Equity	$62,427	$60,242	$103,515	$(163,172)	$63,012

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended December 29, 2006
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(1,006)	$(156)	$1,981	$—	$819
Net cash provided by discontinued operating activities	—	—	8	—	8
Cash Flows From Investing Activities:
Capital expenditures	—	—	(663)	—	(663)
Proceeds from disposal of assets	—	—	13	—	13
Acquisition of businesses, net of cash acquired	—	—	(63)	—	(63)
Acquisition of customer accounts (ADT dealer program)	—	—	(97)	—	(97)
Purchase accounting and holdback liabilities	—	—	(14)	—	(14)
Divestiture of businesses, net of cash retained	—	—	300	—	300
Increase in intercompany loans	—	(326)	—	326	—
(Increase) decrease in investments	—	(1)	14	—	13
Decrease in restricted cash	—	—	15	—	15
Other	—	—	63	—	63

Net cash used in investing activities	—	(327)	(432)	326	(433)
Net cash used in discontinued investing activities	—	—	(1)	—	(1)
Cash Flows From Financing Activities:
Net repayments of debt	—	—	(6)	—	(6)
Proceeds from exercise of share options	—	—	120	—	120
Dividends paid	(199)	—	—	—	(199)
Repurchase of common shares by subsidiary	—	—	(660)	—	(660)
Loan borrowings from (repayments to) affiliate	1,094	—	(768)	(326)	—
Transfer from discontinued operations	—	—	12	—	12
Other	112	—	(103)	—	9

Net cash provided by (used in) financing activities	1,007	—	(1,405)	(326)	(724)
Net cash used in discontinued financing activities	—	—	(17)	—	(17)
Effect of currency translation on cash	—	—	26	—	26
Net increase (decrease) in cash and cash equivalents	1	(483)	160	—	(322)
Less: net decrease in cash related to discontinued operations	—	—	10	—	10
Cash and cash equivalents at beginning of period	2	1,158	1,750	—	2,910

Cash and cash equivalents at end of period	$3	$675	$1,920	$—	$2,598

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended December 30, 2005
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$166	$(215)	$733	$—	$684
Net cash used in discontinued operating activities	—	—	(13)	—	(13)
Cash Flows From Investing Activities:
Capital expenditures	—	—	(298)		(298)
Proceeds from disposal of assets	—	—	9	—	9
Acquisition of businesses, net of cash acquired	—	—	(88)	—	(88)
Acquisition of customer accounts (ADT dealer program)	—	—	(77)	—	(77)
Purchase accounting and holdback liabilities	—	—	(6)	—	(6)
Divestiture of businesses, net of cash retained	—	—	(4)	—	(4)
Decrease in intercompany loans	—	210	—	(210)	—
Decrease (increase) in investments	—	99	(5)	—	94
Decrease in restricted cash	—	—	24	—	24
Other	—	—	(9)	—	(9)

Net cash provided by (used in) investing activities	—	309	(454)	(210)	(355)
Net cash used in discontinued investing activities	—	—	(82)	—	(82)
Cash Flows From Financing Activities:
Net repayments of debt	(1)	—	(8)	—	(9)
Proceeds from exercise of share options	46	—	15	—	61
Dividends paid	(200)	—	—	—	(200)
Repurchase of common shares by subsidiary	—	—	(216)	—	(216)
Loan repayments to parent	—	—	(210)	210	—
Transfer to discontinued operations	—	—	(91)	—	(91)
Other	—	—	(2)	—	(2)

Net cash used in financing activities	(155)	—	(512)	210	(457)
Net cash provided by discontinued financing activities	—	—	96	—	96
Effect of currency translation on cash	—	—	(4)	—	(4)
Net increase (decrease) in cash and cash equivalents	11	94	(236)	—	(131)
Less: net increase in cash related to discontinued operations	—	—	(1)	—	(1)
Cash and cash equivalents at beginning of period	3	1,204	1,997	—	3,204

Cash and cash equivalents at end of period	$14	$1,298	$1,760	$—	$3,072

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        The following discussion and analysis of the Company's financial condition and results of operations, including the effects of the restatement described in Note 1 to the Consolidated Financial Statements, should be read together with our Consolidated Financial Statements and the accompanying notes included in this Quarterly Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the headings "Risk Factors" and "Forward-Looking Information."

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

Effect of Restatement

        The total impact of these errors is a reduction of income tax expense of $23 million for the quarter ended December 30, 2005. The Company has restated its reported results to reflect the impact on income taxes.

        The following table reflects the impact of the income tax restatement on the Company's Consolidated Statement of Income. The amounts previously reported are derived from the Form 10-Q for the quarter ended December 29, 2006 filed on February 6, 2007.

	Quarter Ended December 30, 2005
	Amounts Previously Reported	As Restated
Consolidated Statements of Income Data:
Income taxes	$(266)	$(243)
Income from continuing operations	803	826
Income before cumulative effect of accounting change	570	593
Net income	556	579
Basic earnings per share:
Income from continuing operations	$0.40	$0.41
Loss from discontinued operations	(0.11)	(0.11)
Income before cumulative effect of accounting change	0.29	0.30
Cumulative effect of accounting change*	(0.01)	(0.01)
Net income	$0.28	$0.29
Diluted earnings per share:
Income from continuing operations	$0.39	$0.40
Loss from discontinued operations	(0.11)	(0.11)
Income before cumulative effect of accounting change	0.28	0.29
Cumulative effect of accounting change*	(0.01)	(0.01)
Net income	$0.27	$0.28

        The following table reflects the impact of the income tax restatement on the Company's Consolidated Balance Sheets. The amounts previously reported are derived from the Form 10-Q for the periods ended December 29, 2006 and September 29, 2006 filed on February 6, 2007.

	As of December 29, 2006		As of September 29, 2006
	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated
	($ in millions)
Consolidated Balance Sheet Data:
Assets
Other current assets	$3,865	$3,672	$4,095	$3,909
Total current assets	18,846	18,653	18,858	18,672
Goodwill	25,040	25,054	24,858	24,872
Other assets	5,174	4,645	5,638	5,100
Total Assets	63,676	62,968	63,722	63,012
Liabilities and Shareholders' Equity:
Accrued and other current liabilities	6,214	5,706	6,766	6,258
Total current liabilities	11,308	10,800	11,092	10,584
Other liabilities	7,858	7,690	7,817	7,647
Total liabilities	27,768	27,092	28,249	27,571
Accumulated earnings(1)	11,302	11,288	10,706	10,692
Accumulated other comprehensive income	1,322	1,304	1,035	1,017
Total Shareholders' Equity	35,871	35,839	35,419	35,387
Total Liabilities and Shareholders' Equity	63,676	62,968	63,722	63,012

(1)
The impact of the income tax restatement on accumulated earnings as of September 30, 2005 was an increase of $109 million.

        The following table reflects the impact of the income tax restatement on the Company's Consolidated Statement of Cash Flow for the quarter ended December 30, 2005. The amounts previously reported are derived from the Form 10-Q for the quarter ended December 29, 2006 filed on February 6, 2007.

	Quarter Ended December 30, 2005
	Amounts Previously Reported	As Restated
Consolidated Cash Flow Data:
Net income	$556	$579
Income from continuing operations	803	826
Deferred income taxes	(26)	(49)
Net cash provided by operating activities	684	684

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

        We expect to incur separation costs related to debt refinancing, tax restructuring, professional services and employee-related costs. We currently estimate that the income statement charges will be at the high end of the previously disclosed range of $1.2 billion to $1.6 billion, after-tax. The total charges to complete the Proposed Separation will be influenced by the manner in which and the conditions under which we execute the tax restructuring and debt refinancing transactions. During the quarter ended December 29, 2006, we incurred separation related charges of $85 million and during the twelve months ended September 29, 2006, we incurred separation related charges of $169 million. Most of the remaining charges are expected to be incurred before completing the Proposed Separation.

        Consummation of the Proposed Separation is subject to certain conditions, including final approval by the Tyco Board of Directors, receipt of certain tax rulings, necessary opinions of counsel, the effectiveness of Registration Statements filed with the Securities and Exchange Commission ("SEC") and the completion of any necessary debt refinancings. Approval by the Company's shareholders is not required as a condition to the consummation of the Proposed Separation. Tyco has received an initial private letter ruling from the Internal Revenue Service ("IRS") and an opinion from outside counsel regarding the U.S. federal income tax consequences of the Proposed Separation noting it will qualify for favorable tax treatment. On January 18, 2007, Tyco filed initial Registration Statements with the SEC to register the equity of Tyco Healthcare and Tyco Electronics. The Company expects the

Proposed Separation to occur in the second calendar quarter of 2007. Upon separation, Tyco Healthcare will change its name to Covidien Ltd.

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

Operating Results

        Net revenue and net income for the quarters ended December 29, 2006 and December 30, 2005, as restated, were as follows ($ in millions):

	For the Quarters Ended
	December 29, 2006	December 30, 2005 (Restated)
Revenue from product sales	$8,384	$7,684
Service revenue	1,945	1,913

Net revenue	$10,329	$9,597

Operating income	$1,177	$1,224
Interest income	41	37
Interest expense	(167)	(188)
Other income (expense), net	1	(1)

Income from continuing operations before income taxes and minority interest	1,052	1,072
Income taxes	(307)	(243)
Minority interest	(3)	(3)

Income from continuing operations	742	826
Income (loss) from discontinued operations, net of income taxes	51	(233)

Income before cumulative effect of accounting change	793	593
Cumulative effect of accounting change, net of income taxes	—	(14)

Net income	$793	$579

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

Income taxes

        Our effective income tax rate was 29.2% and 22.7% during the quarters ended December 29, 2006 and December 30, 2005, respectively. The increase in the effective rate is primarily the result of tax costs related to the Proposed Separation and decreased profitability in operations in lower tax rate jurisdictions, partially offset by additional releases of deferred tax valuation allowances and the benefit associated with the reinstatement of the research tax credit.

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

        We believe that our accounting policies for depreciation and amortization of security monitoring systems, revenue recognition, loss contingencies, income taxes, goodwill and intangible assets, long-lived assets and pension and postretirement benefits are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the quarter ended December 29, 2006, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 29, 2006 (the "2006 Form 10-K/A").

Liquidity and Capital Resources

        The sources of our cash flow from operating activities and the use of a portion of that cash in our operations, as restated, were as follows ($ in millions).

	For the Quarters Ended
	December 29, 2006	December 30, 2005 (Restated)
Cash flows from operating activities:
Operating income	$1,177	$1,224
Depreciation and amortization(1)	528	510
Non-cash compensation expense	86	73
Deferred income taxes	115	(49)
Provision for losses on accounts receivable and inventory	78	54
Non-cash restructuring, asset impairment and divestiture charges, net	9	19
Other, net	8	12
Net increase in working capital	(749)	(765)
Interest income	41	37
Interest expense	(167)	(188)
Income tax expense	(307)	(243)

Net cash provided by operating activities	$819	$684

Other cash flow items:
Capital expenditures, net(2)	$(650)	$(289)
Decrease in the sale of accounts receivable	2	4
Acquisition of customer accounts (ADT dealer program)	(97)	(77)
Purchase accounting and holdback liabilities	(14)	(6)
Voluntary pension contributions	18	—

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

        The net change in working capital reduced operating cash flow by $749 million in the quarter ended December 29, 2006. The components of this change are set forth in detail in the Consolidated Statements of Cash Flows. The significant changes in working capital included a $405 million decrease in accrued and other current liabilities during the quarter, primarily related to the annual payout of cash bonuses in the quarter for performance in the prior year and to a lesser extent, the payment of accrued employee salaries, as well as a $460 million increase in inventories.

        Cash flows from operating activities and other cash flow items by segment were as follows ($ in millions).

	For the Quarter Ended December 29, 2006
	Electronics	Fire and Security	Healthcare	Engineered Products and Services	Corporate	Total
Cash flows from operating activities:
Operating income (loss)	$413	$267	$515	$177	$(195)	$1,177
Depreciation	122	140	69	26	3	360
Intangible assets amortization	18	128	20	2	—	168

Depreciation and amortization	140	268	89	28	3	528
Non-cash compensation expense	22	17	18	8	21	86
Deferred income taxes	—	—	—	—	115	115
Provision for losses on accounts receivable and inventory	36	13	18	11	—	78
Non-cash restructuring, asset impairment and divestiture charges, net	—	—	8	1	—	9
Net increase in working capital and other	(190)	(267)	(90)	(274)	80	(741)
Interest income	—	—	—	—	41	41
Interest expense	—	—	—	—	(167)	(167)
Income tax expense	—	—	—	—	(307)	(307)

Net cash provided by (used in) operating activities	$421	$298	$558	$(49)	$(409)	$819

Other cash flow items:
Capital expenditures, net	$(447)	$(105)	$(65)	$(32)	$(1)	$(650)
Decrease in sale of accounts receivable	—	2	—	—	—	2
Acquisition of customer accounts (ADT dealer program)	—	(97)	—	—	—	(97)
Purchase accounting and holdback liabilities	—	(1)	(12)	(1)	—	(14)
Voluntary pension contributions	—	—	—	18	—	18

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

Capitalization

        Shareholders' equity was $35.8 billion, or $18.14 per share, at December 29, 2006, compared to $35.4 billion, or $17.76 per share, at September 29, 2006. Shareholders' equity remained level as net income for the quarter ended December 29, 2006 of $793 million and favorable changes in foreign currency exchange rates of $297 million were primarily offset by the repurchase of common shares by a subsidiary of $660 million, as previously mentioned, and dividends declared of $197 million.

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

        The IRS continues to audit the 1997 through 2000 years. In 2004, the Company submitted to the IRS proposed adjustments to these prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously filed. During 2006, the IRS accepted substantially all of the proposed adjustments. Also during 2006, the Company developed proposed amendments to U.S. federal income tax returns for additional periods through 2002. On the basis of previously accepted amendments, the Company has determined that acceptance of these adjustments is probable and, accordingly, has recorded them in the Consolidated Financial Statements. Such adjustments did not have a material impact on the Company's financial condition, results of operations or cash flows.

        The Company has yet to complete proposed amendments to its U.S. federal income tax returns for periods subsequent to 2002, which will primarily reflect the roll forward through 2006 of the amendments for the periods 1997 to 2002. When the Company's tax return positions are updated additional adjustments may be identified and recorded in the Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, the Company believes that any resulting adjustments will not have a material impact on its financial condition, results of operations or cash flows.

Compliance Matters

        Tyco has received and responded to various allegations and other information suggesting that certain improper payments were made by Tyco subsidiaries in recent years. During 2005 and 2006, Tyco reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to such allegations and information. Tyco also informed the DOJ and the SEC that it has retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), that it would continue to make periodic progress reports to these agencies, and that it would present its factual findings upon conclusion of the baseline review. The Company has and will continue to have communications with the DOJ and SEC to provide updates on the baseline review being conducted by outside counsel, including, as appropriate, briefings concerning additional instances of potential improper payments identified by the Company in the course of its ongoing compliance activities. To date, the baseline review has revealed that some business practices may not comply with Tyco policies or FCPA requirements. Tyco cannot predict the outcome of other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of any or all of these matters. Accordingly, it is possible that the Company may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its financial position, results of operations or cash flows.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 29, 2006, our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal controls over financial reporting relating to accounting for income taxes, which we view as an integral part of our disclosure controls and procedures as discussed in Item 9A. Controls and Procedures in Form 10-K/A to the Annual Report on Form 10-K for the year ended September 29, 2006.

        Considerable actions have been taken to improve internal controls over our accounting for income taxes, and we will take further steps to strengthen controls, including the following planned actions:

  •
  enhance policies and procedures relating to tax account reconciliation and analysis;

  •
  evaluate and augment tax accounting resources;

  •
  further specify and communicate to information providers requirements for tax jurisdiction specific information; and

  •
  further strengthen communication and information flows between the Tax department the Controller's group.

        We proactively identify opportunities for control improvements. We also have ongoing initiatives to standardize and upgrade various financial operating systems and eliminate many of the manual and redundant tasks previously performed under older systems or processes. These changes will be implemented in stages over the next several years.

        In preparation for our previously announced separation into three separate publicly traded companies, we are continuing to install the necessary controls to allow the two new entities to properly function as independent public companies. Additionally, we have also begun migrating certain processes, applications and functions previously performed by us to these two entities. We believe that these initiatives should further strengthen our internal control over financial reporting, as well as automate a number of our processes and activities.

PART II OTHER INFORMATION

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

        We and others have received subpoenas and requests from the SEC, the U.S. Department of Labor, the General Service Administration and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. Certain current and former employees in Fire and Security received subpoenas from the SEC's Division of Enforcement seeking testimony related to past accounting practices regarding the ADT dealer connect fees. As previously reported in our periodic filings, these practices have been discontinued. The U.S. Department of Labor is investigating us and the administrators of certain of our benefit plans. At this time, we cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with governmental instrumentalities, which in turn could negatively affect our business with non- governmental customers, or suffer other penalties or adverse impacts, each of which could have a material adverse effect on our business. We cannot provide assurance that the effects and results of these or other investigations will not be material and adverse to our financial condition, results of operations or cash flows.

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

        In connection with our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we identified a material weakness in our internal control over financial reporting relating to our accounting for income taxes as of September 29, 2006. For a discussion of our internal control over financial reporting and a description of the identified material weakness, see "Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures" under Item 4, "Controls and Procedures."

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