Form 10-Q
period 2007-03-30
TYCO INTERNATIONAL LTD /BER/
filed 2007-05-08
CIK 833444

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2007
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

        The number of common shares outstanding as of May 2, 2007 was 1,982,457,210.

TYCO INTERNATIONAL LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions, except per share data)

	For the Quarters Ended		For the Six Months Ended
	March 30, 2007	March 31, 2006 (Restated)	March 30, 2007	March 31, 2006 (Restated)
Revenue from product sales	$8,831	$8,149	$17,215	$15,833
Service revenue	2,007	1,938	3,952	3,851

Net revenue	10,838	10,087	21,167	19,684
Cost of product sales	6,070	5,481	11,764	10,675
Cost of services	1,215	1,200	2,382	2,379
Selling, general and administrative expenses	2,203	2,010	4,319	3,987
Separation costs	106	25	191	33
Restructuring and asset impairment charges, net	76	7	166	19
Losses (gains) on divestitures	9	(44)	9	(41)

Operating income	1,159	1,408	2,336	2,632
Interest income	39	33	80	70
Interest expense	(160)	(188)	(327)	(376)
Other income (expense), net	8	(2)	9	(3)

Income from continuing operations before income taxes and minority interest	1,046	1,251	2,098	2,323
Income taxes	(206)	(290)	(513)	(533)
Minority interest	(2)	(1)	(5)	(4)

Income from continuing operations	838	960	1,580	1,786
(Loss) income from discontinued operations, net of income taxes	(3)	(65)	48	(298)

Income before cumulative effect of accounting change	835	895	1,628	1,488
Cumulative effect of accounting change, net of income taxes	—	—	—	(14)

Net income	$835	$895	$1,628	$1,474

Basic earnings per share:
Income from continuing operations	$0.42	$0.48	$0.80	$0.89
(Loss) income from discontinued operations	—	(0.04)	0.02	(0.15)

Income before cumulative effect of accounting change	0.42	0.44	0.82	0.74
Cumulative effect of accounting change	—	—	—	(0.01)

Net income	$0.42	$0.44	$0.82	$0.73

Diluted earnings per share:
Income from continuing operations	$0.42	$0.46	$0.78	$0.86
(Loss) income from discontinued operations	(0.01)	(0.03)	0.03	(0.14)

Income before cumulative effect of accounting change	0.41	0.43	0.81	0.72
Cumulative effect of accounting change	—	—	—	(0.01)

Net income	$0.41	$0.43	$0.81	$0.71

Weighted-average number of shares outstanding:
Basic	1,972	2,019	1,977	2,011
Diluted	2,024	2,107	2,029	2,109

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)

	March 30, 2007	September 29, 2006
Assets
Current Assets:
Cash and cash equivalents	$4,056	$2,910
Accounts receivable, less allowance for doubtful accounts of $332 and $336, respectively	7,341	7,060
Inventories	5,337	4,793
Other current assets	3,297	3,776

Total current assets	20,031	18,539
Property, plant and equipment, net	9,545	9,240
Goodwill	25,096	24,872
Intangible assets, net	5,044	5,128
Other assets	4,755	5,233

Total Assets	$64,471	$63,012

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	$1,853	$800
Accounts payable	3,464	3,526
Accrued and other current liabilities	5,800	6,031

Total current liabilities	11,117	10,357
Long-term debt	8,609	9,340
Other liabilities	7,849	7,874

Total Liabilities	27,575	27,571

Commitments and Contingencies (Note 11)
Minority interest	35	54
Shareholders' Equity:
Common shares, $0.20 par value, 4,000,000,000 shares authorized; 1,980,263,362 and 1,992,120,380 shares outstanding, net of 125,993,611 and 104,982,780 shares owned by subsidiaries, respectively	396	398
Capital in excess:
Share premium	8,997	8,787
Contributed surplus	14,013	14,493
Accumulated earnings	11,925	10,692
Accumulated other comprehensive income	1,530	1,017

Total Shareholders' Equity	36,861	35,387

Total Liabilities and Shareholders' Equity	$64,471	$63,012

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	For the Six Months Ended
	March 30, 2007	March 31, 2006 (Restated)
Cash Flows From Operating Activities:
Net income	$1,628	$1,474
(Income) loss from discontinued operations	(48)	298
Cumulative effect of accounting change	—	14

Income from continuing operations	1,580	1,786
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	1,064	1,024
Non-cash compensation expense	159	146
Deferred income taxes	66	28
Provision for losses on accounts receivable and inventory	129	92
Non-cash restructuring, asset impairment and divestiture charges (credits), net	28	(35)
Other non-cash items	2	22
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(149)	(107)
Inventories	(526)	(512)
Accounts payable	(140)	115
Accrued and other liabilities	(94)	(724)
Income taxes, net	(24)	(27)
Other	308	(164)

Net cash provided by operating activities	2,403	1,644

Net cash provided by discontinued operating activities	5	8

Cash Flows From Investing Activities:
Capital expenditures	(1,069)	(723)
Proceeds from disposal of assets	47	17
Acquisition of businesses, net of cash acquired	(85)	(134)
Acquisition of customer accounts (ADT dealer program)	(176)	(169)
Purchase accounting and holdback liabilities	(20)	(11)
Divestiture of businesses, net of cash retained	307	954
Liquidation of rabbi trust investments	271	—
Decrease in investments	24	62
Decrease in restricted cash	13	31
Other	17	2

Net cash (used in) provided by investing activities	(671)	29

Net cash used in discontinued investing activities	(1)	(88)

Cash Flows From Financing Activities:
Net proceeds (repayments) of short-term debt	191	(1,191)
Repayment of long-term debt	—	(15)
Proceeds from exercise of share options	212	129
Dividends paid	(395)	(402)
Repurchase of common shares by subsidiary	(668)	(811)
Transfers from (to) discontinued operations	9	(191)
Other	25	(16)

Net cash used in financing activities	(626)	(2,497)

Net cash (used in) provided by discontinued financing activities	(14)	92

Effect of currency translation on cash	40	6
Net increase (decrease) in cash and cash equivalents	1,136	(806)
Less: net decrease (increase) in cash related to discontinued operations	10	(12)
Cash and cash equivalents at beginning of period	2,910	3,204

Cash and cash equivalents at end of period	$4,056	$2,386

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

For the Six Months Ended March 30, 2007 and March 31, 2006

(in millions)

	Number of Common Shares	Common Shares $0.20 Par Value	Share Premium	Contributed Surplus	Accumulated Earnings (Restated)	Accumulated Other Comprehensive Income (Loss) (Restated)	Total (Restated)
Balance at September 30, 2005	2,015	$403	$8,540	$15,507	$7,909	$260	$32,619
Comprehensive income:
Net income					1,474		1,474
Currency translation						(174)	(174)

Total comprehensive income							1,300
Dividends declared					(404)		(404)
Restricted share grants, net of forfeitures	4	1		(1)			—
Share options exercised, net of tax expense of $2 million	7	1	127	(2)			126
Repurchase of common shares by subsidiary	(30)	(6)		(805)			(811)
Exchange of convertible debt	54	11		1,224			1,235
Compensation expense				152			152
Other				20			20

Balance at March 31, 2006	2,050	$410	$8,667	$16,095	$8,979	$86	$34,237

	Number of Common Shares	Common Shares $0.20 Par Value	Share Premium	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 29, 2006	1,992	$398	$8,787	$14,493	$10,692	$1,017	$35,387
Comprehensive income:
Net income					1,628		1,628
Currency translation						476	476
Unrealized gain on marketable securities, net of tax expense of $1 million						2	2
Minimum pension liability, net of tax expense of $23 million						35	35

Total comprehensive income							2,141
Dividends declared					(395)		(395)
Share options exercised, including tax benefit of $25 million	10	2	210	25			237
Repurchase of common shares by subsidiary	(22)	(4)		(664)			(668)
Compensation expense				159			159

Balance at March 30, 2007	1,980	$396	$8,997	$14,013	$11,925	$1,530	$36,861

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

        The financial statements have been prepared in United States dollars and in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all of the information and note disclosures required by accounting principles generally accepted in the United States ("GAAP"). These financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 29, 2006 (the "2006 Form 10-K/A").

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

        References to 2007 and 2006 are to Tyco's fiscal quarters ending March 30, 2007 and March 31, 2006 respectively, unless otherwise indicated.

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

  Effect of Restatement

        The total impact of these errors is an increase of income tax expense of $127 million and $104 million for the quarter and six months ended March 31, 2006, respectively. The Company has restated its reported results to reflect the impact on income taxes.

        The following tables reflect the impact of the income tax restatement on the Company's Consolidated Statements of Income. The amounts previously reported are derived from the Form 10-Q for the quarter ended March 31, 2006 filed on May 9, 2006 and have been reclassified for the effects of discontinued operations.

	Quarter Ended March 31, 2006
	Amounts Previously Reported	Reclass to Discontinued Operations(1)	Adjustments to Income Taxes	As Restated
	($ in millions, except per share data)
Consolidated Statements of Income Data:
Revenue from product sales	$8,262	$(113)	$—	$8,149
Service revenue	1,944	(6)	—	1,938
Net revenue	10,206	(119)	—	10,087
Cost of product sales	5,583	(102)	—	5,481
Cost of services	1,202	(2)	—	1,200
Selling, general and administrative expenses	2,021	(11)	—	2,010
Restructuring and asset impairment charges, net	8	(1)		7
Gains on divestitures	(41)	(3)	—	(44)
Operating income	1,408	—	—	1,408
Interest expense	(189)	1	—	(188)
Income from continuing operations before income taxes and minority interest	1,250	1	—	1,251
Income taxes	(168)	5	(127)	(290)
Minority interest	(2)	1	—	(1)
Income from continuing operations	1,080	7	(127)	960
Loss from discontinued operations, net of income taxes	(58)	(7)	—	(65)
Income before cumulative effect of accounting change	1,022	—	(127)	895
Net income	1,022	—	(127)	895
Basic earnings per share:
Income from continuing operations	$0.54			$0.48
Loss from discontinued operations	(0.03)			(0.04)
Income before cumulative effect of accounting change	0.51			0.44
Cumulative effect of accounting change	—			—
Net income	$0.51			$0.44
Diluted earnings per share:
Income from continuing operations	$0.52			$0.46
Loss from discontinued operations	(0.03)			(0.03)
Income before cumulative effect of accounting change	0.49			0.43
Cumulative effect of accounting change	—			—
Net income	$0.49			$0.43

(1)
Amounts have been reclassified to reflect Printed Circuit Group ("PCG") and Aguas Industriales de Jose, C.A. ("AIJ") as discontinued operations.

	Six Months Ended March 31, 2006
	Amounts Previously Reported	Reclass to Discontinued Operations(1)	Adjustments to Income Taxes	As Restated
	($ in millions, except per share data)
Consolidated Statements of Income Data:
Revenue from product sales	$16,049	$(216)	$—	$15,833
Service revenue	3,863	(12)	—	3,851
Net revenue	19,912	(228)	—	19,684
Cost of product sales	10,873	(198)	—	10,675
Cost of services	2,383	(4)	—	2,379
Selling, general and administrative expenses	4,008	(21)	—	3,987
Restructuring and asset impairment charges, net	20	(1)		19
Gains on divestitures	(38)	(3)	—	(41)
Operating income	2,633	(1)	—	2,632
Interest expense	(378)	2	—	(376)
Income from continuing operations before income taxes and minority interest	2,322	1	—	2,323
Income taxes	(430)	1	(104)	(533)
Minority interest	(5)	1	—	(4)
Income from continuing operations	1,887	3	(104)	1,786
Loss from discontinued operations, net of income taxes	(295)	(3)	—	(298)
Income before cumulative effect of accounting change	1,592	—	(104)	1,488
Net income(2)	1,578	—	(104)	1,474
Basic earnings per share:
Income from continuing operations	$0.94			$0.89
Loss from discontinued operations	(0.15)			(0.15)
Income before cumulative effect of accounting change	0.79			0.74
Cumulative effect of accounting change	(0.01)			(0.01)
Net income	$0.78			$0.73
Diluted earnings per share:
Income from continuing operations	$0.91			$0.86
Loss from discontinued operations	(0.14)			(0.14)
Income before cumulative effect of accounting change	0.77			0.72
Cumulative effect of accounting change	—			(0.01)
Net income	$0.77			$0.71

(1)
Amounts have been reclassified to reflect PCG and AIJ as discontinued operations.

(2)
Amounts and per share data previously reported include an adjustment to reflect a $14 million cumulative effect of accounting change (see Note 6).

        The following table reflects the impact of the income tax restatement on the Company's Consolidated Statement of Cash Flow for the six months ended March 31, 2006. The amounts previously reported are derived from the Form 10-Q for the quarter ended March 31, 2006 filed on May 9, 2006 and have been reclassified for the effects of discontinued operations as well as other reclassifications to conform with current period presentation.

	Six Months Ended March 31, 2006
	Amounts Previously Reported	Reclassifications(1)	Adjustments to Income Taxes	As Restated
	($ in millions)
Consolidated Cash Flow Data:
Net income(2)	$1,578	$—	$(104)	$1,474
Loss from discontinued operations	295	3	—	298
Cumulative effect of accounting change(2)	14	—	—	14
Income from continuing operations	1,887	3	(104)	1,786
Depreciation and amortization	1,035	(11)	—	1,024
Non-cash compensation expense	152	(6)	—	146
Deferred income taxes	51	—	(23)	28
Other non-cash items	26	(4)	—	22
Accounts receivable, net	(119)	12	—	(107)
Inventories	(517)	5	—	(512)
Accounts payable	114	1	—	115
Accrued and other liabilities	(732)	8	—	(724)
Income taxes, net	(156)	2	127	(27)
Net cash provided by operating activities	1,634	10	—	1,644
Net cash provided by discontinued operating activities	5	3	—	8
Capital expenditures	(729)	6	—	(723)
Purchase accounting and holdback liabilities	(86)	75	—	(11)
Divestitures of businesses, net of cash retained	960	(6)	—	954
Net cash used in investing activities	(46)	75	—	29
Net cash used in discontinued investing activities	(6)	(82)	—	(88)
Net repayment of short-term debt	(1,214)	23	—	(1,191)
Repayment of long-term debt	(13)	(2)		(15)
Transfers to discontinued operations	(85)	(106)	—	(191)
Other	(15)	(1)	—	(16)
Net cash used in financing activities	(2,411)	(86)	—	(2,497)
Net cash provided by discontinued financing activities	10	82	—	92
Net decrease in cash and cash equivalents	(808)	2	—	(806)
Less: net increase in cash related to discontinued operations	(9)	(3)	—	(12)
Cash and cash equivalents at beginning of year	3,206	(2)	—	3,204
Cash and cash equivalents at end of year	2,389	(3)	—	2,386

(1)
Amounts have been reclassified to reflect PCG and AIJ as discontinued operations as well as other reclassifications to conform with the current period presentation.

(2)
Amounts previously reported include an adjustment to reflect a $14 million cumulative effect of accounting change (see Note 6).

        Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation.

        Recently Issued Accounting Pronouncements—In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective for Tyco in the first quarter of fiscal 2009. The Company is currently assessing the impact that SFAS No. 159 will have on the results of its operations, financial position or cash flows.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS No. 158 requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Under SFAS No. 158, companies are required to measure plan assets and benefit obligations as of their fiscal year end. The Company presently uses a measurement date of August 31st. SFAS No. 158 also requires additional disclosure in the notes to the financial statements. The recognition provisions of SFAS No. 158 are effective at the end of fiscal 2007, while the measurement date provisions become effective in fiscal 2009. The Company is currently assessing the impact of SFAS No. 158 on its consolidated financial statements. Based on the funded status of defined benefit and other postretirement plans as of September 29, 2006, the Company estimates that it would recognize a net $356 million liability through a reduction in shareholders' equity. The ultimate amounts recorded are highly dependent on various estimates and assumptions including, among other things, the discount rate selected, future compensation levels and performance of plan assets. Changes in these assumptions could increase or decrease the estimated impact of implementing SFAS No. 158.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for Tyco beginning in fiscal 2009. The Company is currently assessing the impact, if any, that SFAS No. 157 will have on the results of its operations, financial position or cash flows.

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

        In connection with the Proposed Separation, the Company estimates that it will incur income statement charges at the high end of the previously disclosed range of $1.2 billion to $1.6 billion, after tax, related primarily to debt refinancing, tax restructuring, professional services and employee-related costs. During the quarters ended March 30, 2007 and March 31, 2006, the Company incurred pre-tax costs related to the Proposed Separation of $106 million and $25 million, respectively. During the six months ended March 30, 2007 and March 31, 2006, the Company incurred pre-tax costs related to the Proposed Separation of $191 million and $33 million, respectively.

        Consummation of the Proposed Separation is subject to certain conditions, including final approval by the Tyco Board of Directors, receipt of certain tax rulings, necessary opinions of counsel, the effectiveness of Registration Statements filed with the Securities and Exchange Commission ("SEC") and the completion of any necessary debt refinancings. Approval by the Company's shareholders is not required as a condition to the consummation of the Proposed Separation. Tyco has received an initial private letter ruling from the Internal Revenue Service ("IRS") and an opinion from outside counsel regarding the U.S. federal income tax consequences of the Proposed Separation noting it will qualify for favorable tax treatment. In January 2007, Tyco filed initial Registration Statements with the SEC to register the equity of Tyco Healthcare and Tyco Electronics. In April 2007, amended Registration Statements were filed. The Company expects the Proposed Separation to occur in the second calendar quarter of 2007 subject to the conditions discussed above.

3.    Discontinued Operations and Divestitures

Discontinued Operations

        During the fourth quarter of 2006, the Company entered into a definitive sale agreement to divest the Printed Circuit Group ("PCG") business, a component of the Electronics segment. During the first quarter of 2007, the Company consummated the sale of its PCG business for $231 million in net cash proceeds and recorded a pre-tax gain on the sale of $45 million.

        During the first quarter of 2007, the operations of Aguas Industriales de Jose, C.A. ("AIJ"), a majority owned Engineered Products and Services segment joint venture in Venezuela, was sold for $42 million in net cash proceeds and a pre-tax gain on sale of $19 million was recorded.

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

        During the second quarter of 2006, the Company closed the sale of the Plastics, Adhesives and Ludlow Coated Products businesses for $975 million in gross cash proceeds. Estimated working capital and other adjustments resulted in net proceeds of $907 million, subject to settlement of the final working capital adjustment. The Company recognized a pre-tax loss on sale of approximately $10 million, during the second quarter of 2006.

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

        Net revenue, income (loss) from operations, income (loss) on sale and income tax (expense) benefit for discontinued operations are as follows ($ in millions):

	For the Six Months Ended
	March 30, 2007	March 31, 2006
Net revenue	$30	$955

Pre-tax (loss) income from discontinued operations	$(2)	$34
Pre-tax income (loss) on sale of discontinued operations	56	(310)
Income tax expense	(6)	(22)

Income (loss) from discontinued operations, net of income taxes	$48	$(298)

Gain (losses) on divestitures

        During the quarter and six months ended March 30, 2007, the Company recorded $9 million of divestiture charges in continuing operations in connection with the divestiture or write-down to fair-value of certain businesses.

        During the six months ended March 31, 2006, the Company divested four businesses that were reported as continuing operations in Fire and Security and Healthcare. The Company recorded net gains on divestitures of $46 million in connection with the divestiture of these businesses, less $5 million of divestiture charges related to the write-down to estimated fair value and costs to sell certain other held for sale businesses primarily in Electronics.

Businesses Held for Sale

        Balance sheet information for discontinued operations and other businesses and assets held for sale, included in other current assets and accrued and other current liabilities in the Consolidated Balance Sheets, is as follows ($ in millions):

	March 30, 2007	September 29, 2006
Accounts receivable, net	$—	$86
Inventories	6	58
Other current assets	—	19
Property, plant and equipment, net	2	171
Goodwill and other intangibles, net	1	—
Other non-current assets	1	7

Total assets	$10	$341

Current maturities of long-term debt	$—	$8
Accounts payable	—	38
Accrued and other current liabilities	—	21
Long-term debt	—	25
Other liabilities	—	3

Total liabilities	$—	$95

4.    Acquisitions

        During the fourth quarter of 2006, Tyco's Healthcare segment acquired over 50% ownership of Airox S.A. ("Airox") for $59 million, net of cash acquired of $4 million. During the first quarter of 2007, Tyco's Healthcare segment acquired the remaining outstanding shares of Airox in a mandatory tender offer for approximately $46 million in cash, and now owns 100% of the business. During the first quarter of 2007, the Company also recorded an additional $8 million in-process research and development charge, included within restructuring and asset impairment charges, net in the Consolidated Statements of Income, in conjunction with the acquisition. In-process research and development charges for the entire acquisition totaled $19 million. These charges relate to the development of second generation technology which has not yet obtained regulatory approval. As of the acquisition date, the in-process research and development was not considered to be technologically feasible or to have any alternative future use.

        During the six month ended March 31, 2006, Tyco's Healthcare segment acquired over 90% ownership in Floreane Medical Implants, S.A. ("Floreane") for approximately $122 million, net of cash acquired of $3 million. During the second quarter of 2007, the Company acquired additional outstanding shares for approximately $9 million in cash, and now has over 95% ownership. During the six months ended March 31, 2006, the Company recorded a $3 million in-process research and development charge, included within restructuring and asset impairment charges, net in the Consolidated Statements of Income, in conjunction with the acquisition. These charges primarily relate to the development and replacement of certain core technologies. As of the acquisition date, the in-process research and development was not considered to be technologically feasible or to have any alternative future use.

        Cash paid for other acquisitions, primarily within Healthcare and Fire and Security, during the six months ended of March 30, 2007 totaled $30 million. Cash paid for other acquisitions, primarily within Fire and Security, during the six months ended March 31, 2006 totaled $12 million.

        These acquisitions were funded utilizing cash from operations. The results of operations of the acquired companies have been included in the consolidated results from the respective acquisition dates. These acquisitions did not have a material effect on the Company's financial position, results of operations or cash flows.

        At March 30, 2007, $37 million of acquisition liabilities remained on the Consolidated Balance Sheets, of which $12 million are included in accrued and other current liabilities and $25 million are included in other liabilities. These acquisition liabilities relate to facility exit costs, employee severance and benefits, distributor and supplier cancellation fees and other costs. At September 29, 2006, $40 million of acquisition liabilities remained on the Consolidated Balance Sheets, of which $14 million are included in accrued and other current liabilities and $26 million are included in other liabilities.

        During the six months ended March 30, 2007 and March 31, 2006, the Company paid cash of approximately $20 million and $86 million, respectively, relating to purchase accounting and holdback liabilities related to certain prior period acquisitions. Of the total cash paid during the six months ended March 31, 2006, $75 million was reported in discontinued operations. Holdback liabilities represent a portion of the purchase price that is withheld from the seller pending finalization of the acquisition balance sheet and other contingencies. At March 30, 2007, holdback liabilities on our Consolidated Balance Sheets were $105 million, of which $14 million are included in accrued and other current liabilities and $91 million are included in other liabilities. At September 29, 2006 holdback liabilities on our Consolidated Balance Sheets were $112 million, of which $23 million are included in accrued and other current liabilities and $89 million are included in other liabilities. Approximately $55 million and $53 million of the total holdback liabilities at March 30, 2007 and September 29, 2006, respectively, are retained liabilities of discontinued operations.

5.    Restructuring and Asset Impairment Charges, Net

        Restructuring and asset impairment charges, net during the quarters and six months ended March 30, 2007 and March 31, 2006 are as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Fire and Security	$43	$2	$80	$4
Healthcare	5	1	29	6
Electronics	15	4	24	8
Engineered Products and Services	10	—	17	1
Corporate	3	1	17	2

	76	8	167	21
Inventory charges in cost of sales	—	(1)	(1)	(2)

Restructuring and asset impairment charges, net	$76	$7	$166	$19

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

        The restructuring program includes numerous actions which are designed to improve operating efficiency and strengthen the Company's competitive position in the future. During 2007, many of the actions initiated related to improving field efficiencies and consolidating certain administrative functions in the European operations of Fire & Security. In addition, Healthcare began to consolidate certain facilities in the United States and Corporate began to consolidate certain headquarter functions. The restructuring actions were largely reductions in workforce and are expected to be completed by the end of 2008.

        During the six months ended March 30, 2007, the Company recorded net restructuring and asset impairment charges of $167 million, which includes $1 million reflected in cost of sales for the non-cash write down in carrying value of inventory and $8 million for an in-process research and development charge at Healthcare. The remaining charge is comprised of restructuring charges of $149 million, which include $144 million of severance and $5 million of facility exit charges and other cash charges, and $9 million of asset impairments. Net restructuring and asset impairment charges during the second quarter were $76 million comprised of restructuring charges of $67 million, which include $65 million of severance and $2 million of facility exit charges and other cash charges, and $9 million of asset impairments.

2006 Charges

        During the six months ended March 31, 2006, the Company recorded net restructuring and asset impairment charges of $21 million, which include $2 million reflected in cost of sales for the non-cash write down in carrying value of inventory and a $3 million in-process research and development charge at Healthcare. The remaining charge is comprised of net restructuring charges of $12 million and impairments of long-lived assets of $4 million. Net restructuring and asset impairment charges during the second quarter were $8 million, which include $7 million of severance and impairments of long-lived assets of $1 million.

Restructuring Reserves

        Restructuring reserves from September 29, 2006 to March 30, 2007 by the year in which the restructuring action was initiated are as follows ($ in millions):

	Year of Restructuring Action
	2007	2006	2005	2004 and Prior	Total
Balance at September 29, 2006	$—	$9	$1	$97	$107
Charges	149	2	—	1	152
Reversals	(2)	—	—	(1)	(3)
Utilization	(19)	(6)	—	(10)	(35)
Reclass/transfers	(2)	(1)	—	1	(2)
Currency translation	—	—	—	1	1

Balance at March 30, 2007	$126	$4	$1	$89	$220

        Restructuring reserves by segment are as follows ($ in millions):

	March 30, 2007	September 29, 2006
Electronics	$87	$71
Fire and Security	93	28
Healthcare	13	—
Engineered Products and Services	15	5
Corporate	12	3

	$220	$107

        At March 30, 2007, $150 million of restructuring reserves are included on the Consolidated Balance Sheets in accrued and other current liabilities and $70 million are included in other liabilities. At September 29, 2006, $33 million of restructuring reserves are included on the Consolidated Balance Sheets in accrued and other current liabilities and $74 million are included in other liabilities.

6.    Cumulative Effect of Accounting Change

        During 2006, the Company adopted FIN No. 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143." FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 requires that conditional asset retirement obligations, along with the associated capitalized asset retirement costs, be initially reported at their fair values. Upon adoption, the Company recognized a liability of $32 million for asset retirement obligations and an increase of $10 million in the carrying amount of the related assets. The initial recognition resulted in a cumulative effect of accounting change of $22 million pre-tax loss ($14 million after-tax), reflecting the accumulated depreciation and accretion that would have been recognized in prior periods had the provisions of FIN No. 47 been in effect at the time.

7.    Earnings Per Share

        The reconciliations between basic and diluted earnings per share are as follows (in millions, except per share data):

	Quarter Ended March 30, 2007			Quarter Ended March 31, 2006
	Income	Shares	Per Share	Income (Restated)	Shares	Per Share (Restated)
Basic earnings per share:
Income from continuing operations	$838	1,972	$0.42	$960	2,019	$0.48
Share options, restricted share awards and deferred stock units	—	18		—	14
Exchange of convertible debt	4	34		10	74

Diluted earnings per share:
Income from continuing operations, giving effect to dilutive adjustments	$842	2,024	$0.42	$970	2,107	$0.46

	Six Months Ended March 30, 2007			Six Months Ended March 31, 2006
	Income	Shares	Per Share	Income (Restated)	Shares	Per Share (Restated)
Basic earnings per share:
Income from continuing operations	$1,580	1,977	$0.80	$1,786	2,011	$0.89
Share options, restricted share awards and deferred stock units	—	17		—	16
Exchange of convertible debt	9	35		22	82

Diluted earnings per share:
Income from continuing operations, giving effect to dilutive adjustments	$1,589	2,029	$0.78	$1,808	2,109	$0.86

        The computation of diluted earnings per common share for the quarter and six months ended March 30, 2007 excludes the effect of the potential exercise of options to purchase approximately

54 million shares and 61 million shares, respectively because the effect would be anti-dilutive. The computation of dilutive earnings per common share for the quarter and six months ended March 30, 2007 excludes restricted share awards of approximately 2 million shares and 5 million shares respectively, because the effect would be anti-dilutive.

        The computation of diluted earnings per common share for the quarter and six months ended March 31, 2006 excludes the effect of the potential exercise of options to purchase approximately 91 million shares for both periods because the effect would be anti-dilutive. The computation of diluted earnings per common share for the quarter and six months ended March 31, 2006 excludes restricted share awards of approximately 8 million shares and 9 million shares respectively, because the effect would be anti-dilutive.

8.    Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill are as follows ($ in millions):

	Electronics	Fire and Security	Healthcare	Engineered Products and Services	Total
Balance at September 29, 2006	$7,452	$8,084	$6,127	$3,209	$24,872
Purchase accounting adjustments	1	(1)	(15)	—	(15)
Acquisitions	—	7	43	—	50
Divestitures	—	—	—	(1)	(1)
Impairments	—	—	—	(3)	(3)
Currency translation	19	90	17	67	193

Balance at March 30, 2007	$7,472	$8,180	$6,172	$3,272	$25,096

        The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets ($ in millions):

	March 30, 2007			September 29, 2006
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Contracts and related customer relationships	$5,527	$3,297	12 years	$5,319	$3,046	12 years
Intellectual property	3,269	1,269	20 years	3,213	1,169	20 years
Other	214	76	28 years	200	70	28 years

Total	$9,010	$4,642	16 years	$8,732	$4,285	16 years

Non-Amortizable:
Intellectual property	$648			$653
Other	28			28

Total	$676			$681

        Intangible asset amortization for the quarters ended March 30, 2007 and March 31, 2006 was $169 million and $164 million, respectively. Intangible asset amortization for the six months ended March 30, 2007 and March 31, 2006 was $337 million and $326 million, respectively. The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be approximately $300 million for the remainder of 2007, $600 million for 2008, $550 million for 2009, $450 million for 2010, $400 million for 2011 and $350 million for 2012.

9.    Debt

        Debt was as follows ($ in millions):

	March 30, 2007	September 29, 2006
6.125% Euro denominated public notes due 2007(1)(2)	$801	$762
Revolving bank credit facility due 2007(1)	700	700
Bank overdraft(1)	195	—
6.5% notes due 2007(1)	100	100
6.125% public notes due 2008	399	399
7.2% notes due 2008	86	86
5.5% Euro denominated notes due 2008	911	869
6.125% public notes due 2009	399	399
6.75% public notes due 2011	999	999
6.375% public notes due 2011	1,500	1,500
6.5% British Pound denominated public notes due 2011	392	373
6.0% notes due 2013	997	997
7.0% debentures due 2013	87	86
3.125% convertible senior debentures due 2023	750	750
7.0% public notes due 2028	497	497
6.875% public notes due 2029	791	790
6.5% British Pound denominated public notes due 2031	557	536
Other(1)(2)	301	297

Total debt	10,462	10,140
Less current portion	1,853	800

Long-term debt	$8,609	$9,340

(1)
These instruments, plus $57 million of the amount shown as other, comprise the current portion of long-term debt as of March 30, 2007.

(2)
These instruments, plus $38 million of the amount shown as other, comprise the current portion of long-term debt as of September 29, 2006.

        Tyco International Group S.A., a wholly-owned subsidiary of the Company organized under the laws of Luxembourg ("TIGSA"), holds a $1.0 billion 5-year revolving credit facility expiring on December 16, 2009 and a $1.5 billion 3-year revolving bank credit facility expiring on December 21, 2007. Additionally, TIGSA holds a $500 million 3-year unsecured letter of credit facility expiring on June 15, 2007. At March 30, 2007, letters of credit of $494 million have been issued under the $500 million facility and $6 million remains available for issuance. At March 30, 2007, $700 million has been borrowed under the $1.5 billion 3-year revolving bank credit facility. There were no amounts borrowed under the other credit facility at March 30, 2007.

10.    Financial Instruments

Interest Rate Exposures

        At September 29, 2006, the Company had interest rate swaps in a net loss position of $6 million designated as fair value hedges with expiration dates in 2011. During the first quarter of 2007, the Company terminated the interest rate swaps. Since the interest rate swaps were designated as hedging instruments of outstanding debt, the related loss will be amortized over the remaining life of the related debt instruments. At September 29, 2006, the Company also had interest rate and foreign currency swap agreements in a net gain position of $52 million designated as a fair value hedge with an expiration date in 2011. During the first quarter of 2007, the Company terminated these agreements. The settlement of these swaps and $17 million of swaps in a gain position that were terminated in the fourth quarter of 2006 resulted in a net cash inflow of $63 million in the first quarter of 2007.

Foreign Currency Exposures

        The Company hedges its net investment in certain foreign operations. The cumulative translation adjustment component of other comprehensive income includes a net loss of $28 million and $284 million during the quarter and six months ended March 30, 2007, respectively, for hedges of the foreign currency exposure of the Company's net investment in certain foreign operations.

        In December 2006, due to required changes to the legal entity structure to facilitate the Proposed Separation, the Company determined that it will no longer consider certain intercompany foreign currency transactions to be long-term investments. As a result, the related foreign currency transaction gains and losses on such investments were recorded in the income statement subsequent to this determination rather than to the currency translation component of shareholders' equity. Forward contracts that were previously designated as hedges of these net investments, with notional value of $4.9 billion at the time of de-designation, will continue to be used to manage this exposure but will no longer be designated as net investment hedges.

11.    Commitments and Contingencies

        At March 30, 2007, the Company had a contingent purchase price of $80 million related to the 2001 acquisition of Com-Net by Electronics. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in Tyco's Consolidated Financial Statements as the outcome of this contingency cannot be reasonably determined.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

Class Actions

        As a result of actions taken by the Company's former senior corporate management, Tyco, some members of the Company's former senior corporate management, former members of our Board of Directors and former General Counsels and the Company's current Chief Executive Officer and former Chief Financial Officer are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws. Tyco, certain of the Company's current and former employees, some members of the Company's former senior corporate management and some former members of the Company's Board of Directors also are named as defendants in several Employee Retirement Income Security Act ("ERISA") class actions. In addition, some members of the Company's former senior corporate management are subject to a SEC inquiry. The findings and outcomes of the SEC inquiry may affect the course of the purported securities class actions and ERISA class actions pending against Tyco. The Company is generally obligated to indemnify its directors and officers and its former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, the Company's insurance carriers may decline coverage, or the Company's coverage may be insufficient to cover its expenses and liability, in some or all of these matters. While the Company has from time to time engaged plaintiffs' counsel in settlement discussions, the Company is unable at this time to estimate what its ultimate liability in these matters may be, and it is possible that the Company will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on its financial position, results of operations or cash flows. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

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

        On March 22, 2006, the district court issued its Memorandum of Decision regarding the post-trial motions. In the Memorandum, the district court (i) vacated the jury's liability findings on two business practices; (ii) affirmed the jury's liability finding on two other business practices; (iii) vacated the jury's damage award in its entirety; and (iv) ordered a new trial on damages. The district court held the new trial on the damages on October 18 and 19, 2006. On January 25, 2007, the district court ordered an additional hearing on the issue of damages, which took place on March 22, 2007. Tyco has assessed the status of this matter and has concluded that it is more likely than not that the remainder of the jury's decision will be overturned, and, further, Tyco intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in the Consolidated Financial Statements with respect to this damage award.

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

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of March 30, 2007, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $146 million to $348 million. As of March 30, 2007, Tyco concluded that the best estimate within this range is approximately $186 million, of which $28 million is included in accrued and other current liabilities and $158 million is included in other liabilities on our Consolidated Balance Sheets. In view of the Company's financial position and reserves for environmental matters of $186 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

        Tyco has recorded obligations according to the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," and FIN No. 47 for the estimated future costs associated with legal obligations to decommission two nuclear facilities and retire certain other assets. As of March 30, 2007 and September 29, 2006, the Company's AROs were $113 million and $111 million, respectively. The Company recorded an insignificant amount of accretion and foreign currency translation related to AROs during the quarter and six months ended March 30, 2007. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows. See further discussion on the implementation of FIN No. 47 in Note 6.

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

        Tyco's involvement in asbestos cases has been limited because its subsidiaries did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. The Company will continue to vigorously defend these lawsuits and the Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims. When appropriate, the Company settles claims; however, the total amount paid in any year to settle and defend all asbestos claims has been immaterial. As of March 30, 2007, there were approximately 15,500 asbestos liability cases pending against the Company and its subsidiaries.

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

Compliance Matters

        Tyco has received and responded to various allegations and other information suggesting that certain improper payments were made by Tyco subsidiaries in recent years. During 2005 and 2006, Tyco reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to such allegations and information. Tyco also informed the DOJ and the SEC that it retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), that it would continue to make periodic progress reports to these agencies, and that it would present its factual findings upon conclusion of the baseline review. The Company has and will continue to have communications with the DOJ and SEC to provide updates on the baseline review being conducted by outside counsel, including, as appropriate, briefings concerning additional instances of potential improper payments identified by the Company in the course of its ongoing compliance activities. To date, the baseline review has revealed that some business practices may not comply with Tyco and FCPA requirements. At this time, Tyco cannot predict the outcome of other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of any or all of these matters. However, it is possible that the Company may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its financial position, results of operations or cash flows.

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

12.    Retirement Plans

        Pension Plans—The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans for the quarters and six months ended March 30, 2007 and March 31, 2006 was as follows ($ in millions):

	U.S. Plans
	For the Quarters Ended		For the Six Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Service cost	$6	$6	$12	$12
Interest cost	35	32	69	63
Expected return on plan assets	(44)	(41)	(86)	(82)
Amortization of prior service cost	1	1	2	2
Amortization of net actuarial loss	9	12	18	25

Net periodic benefit cost	$7	$10	$15	$20

	Non-U.S. Plans
	For the Quarters Ended		For the Six Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Service cost	$30	$29	$60	$58
Interest cost	39	34	78	68
Expected return on plan assets	(36)	(31)	(72)	(62)
Amortization of prior service benefit	(1)	—	(2)	(1)
Amortization of net actuarial loss	13	13	26	26

Net periodic benefit cost	$45	$45	$90	$89

        As previously discussed in the 2006 Form 10-K/A, the Company anticipates that it will contribute at least the minimum required to its pension plans in 2007 of $10 million for U.S. plans and $141 million for non-U.S. plans. During the six months ended March 30, 2007, the Company has contributed $119 million to its non-U.S. pension plans.

        During the six months ended March 30, 2007, the Company completed the merger of certain pension plans in the United Kingdom. Also, in anticipation of the Proposed Separation, the Company legally separated certain pension plans that included participants of Tyco Electronics, Tyco Healthcare and other subsidiaries. As a result, the Company remeasured the assets and projected benefit obligation of the separated pension plans. As a result of these actions, the Company decreased its minimum pension liability with a corresponding increase to accumulated other comprehensive income of $35 million, net of income taxes and an increase to its prepaid pension assets by $58 million.

        Postretirement Benefit Plans—Net periodic postretirement benefit cost was as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Service cost	$1	$1	$2	$2
Interest cost	4	4	8	8
Amortization of prior service benefit	(1)	(1)	(2)	(2)

Net periodic postretirement benefit cost	$4	$4	$8	$8

        As previously discussed in the 2006 Form 10-K/A, the Company expects to make contributions to its postretirement benefit plans of $26 million in 2007. During the six months ended March 30, 2007, the Company has contributed $12 million to its postretirement benefit plans.

        Rabbi Trust—During the six months ended March 30, 2007, the Company, as permitted under the trust agreement, sold substantially all of the assets from one of the trusts and received $271 million of proceeds. Trust assets were primarily composed of corporate-owned life insurance policies.

13.    Share Plans

        Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123R, "Share-Based Payment," using the modified prospective transition method. Total share-based compensation cost recognized during the six months ended March 30, 2007 and March 31, 2006 of $160 million and $149 million, respectively, has been included in the Consolidated Statements of Income within selling, general and administrative expenses.

        The Company issued its annual share-based compensation grants during the first quarter of each year. The total number and type of awards granted, primarily in connection with the annual grant, and the related weighted-average grant-date fair values, were as follows (in millions, except per share data):

	For the Six Months Ended
	March 30, 2007		March 31, 2006
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Share options	10,948,021	$9.54	10,693,227	$9.00
Restricted share awards	5,555,907	30.34	5,177,373	28.93
Performance shares	—	—	1,028,500	28.95

Total awards	16,503,928		16,899,100

        The options granted in 2007 are exercisable in equal annual installments over a period of four years. The restricted share awards granted in 2007 vest in one-third increments over a period of four years beginning in year two.

        The weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	For the Six Months Ended
	March 30, 2007	March 31, 2006
Expected stock price volatility	32%	34%
Risk free interest rate	4.3%	4.2%
Expected annual dividend per share	$0.40	$0.40
Expected life of options (years)	5.1	4.4

14.    Consolidated Segment Data

        The segment data presented have been reclassified to exclude the results of discontinued operations. Selected information by business segment is presented in the following tables ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Net revenue(1):
Electronics	$3,424	$3,123	$6,619	$6,042
Fire and Security	3,048	2,873	6,024	5,666

Healthcare	2,537	2,409	4,983	4,696
Engineered Products and Services	1,829	1,682	3,541	3,280

Net revenue	$10,838	$10,087	$21,167	$19,684

	For the Quarters Ended		For the Six Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Operating income:
Electronics	$455	$463	$868	$848
Fire and Security	253	289	520	517
Healthcare	549	579	1,064	1,118
Engineered Products and Services	154	188	331	355
Corporate	(252)	(111)	(447)	(206)

Operating income	$1,159	$1,408	$2,336	$2,632

(1)
Revenue by operating segment excludes intercompany transactions.

15.    Supplementary Information

        Selected supplementary balance sheet information was as follows ($ in millions):

	March 30, 2007	September 29, 2006
Purchased materials and manufactured parts	$1,360	$1,153
Work in process	1,224	1,102
Finished goods	2,753	2,538

Inventories	$5,337	$4,793

Land	$533	$536
Buildings	3,078	2,975
Subscriber systems	4,918	4,775
Machinery and equipment	11,220	10,323
Property under capital leases(1)	268	265
Construction in progress	891	975
Accumulated depreciation(2)	(11,363)	(10,609)

Property, plant and equipment, net	$9,545	$9,240

(1)
Property under capital leases consists primarily of buildings.

(2)
Accumulated amortization of capital lease assets was $162 million and $154 million at March 30, 2007 and September 29, 2006, respectively.

Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

        Supplementary non-cash financing activities were as follows ($ in millions):

	For the Six Months Ended
	March 30, 2007	March 31, 2006
Conversion of debt to common shares	$—	$1,235

        Supplementary income tax information:

        The effective income tax rate was 19.7% and 23.2% during the quarters ended March 30, 2007 and March 31, 2006, respectively. The decrease in the effective rate is primarily the result of benefits of approximately $102 million from the release of a deferred tax valuation allowance related to non-U.S. tax rulings received during the quarter. Additionally, taxes for the quarter were impacted by reduced reserve requirements on certain legacy tax matters, offset by tax costs related to the Proposed Separation and decreased profitability in operations in lower tax rate jurisdictions.

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

        Following is a roll forward of the Company's warranty accrual for the quarter and six months ended March 30, 2007 ($ in millions).

	For the Quarter Ended March 30, 2007	For the Six Months Ended March 30, 2007
Balance at beginning of period	$238	$245
Warranties issued during the period	15	27
Changes in estimates	3	3
Settlements	(25)	(45)
Currency translation	1	2

Balance at March 30, 2007	$232	$232

        In 2001, Engineered Products and Services initiated a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain Model GB fire sprinkler heads which were originally manufactured by Central Sprinkler prior to Tyco's acquisition. Under this program, the sprinkler heads are being replaced over a 5-7 year period free of charge to property owners. Settlements during the quarter and six months ended March 30, 2007 include cash expenditures of $9 million and $17 million, respectively, related to the VRP. On May 1, 2007, the Consumer Products Safety Commission and the Company announced plans to end the VRP on August 31, 2007. Under these plans, the Company will fulfill all valid claims for replacement of faulty sprinklers received up to August 31, 2007.

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Quarter Ended March 30, 2007
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$10,838	$—	$10,838
Cost of product sales	—	—	6,070	—	6,070
Cost of services	—	—	1,215	—	1,215
Selling, general and administrative expenses	25	12	2,166	—	2,203
Separation costs	51	—	55	—	106
Restructuring and asset impairment charges, net	—	—	76	—	76
Losses on divestitures	—	—	9	—	9

Operating (loss) income	(76)	(12)	1,247	—	1,159
Interest income	—	8	31	—	39
Interest expense	—	(150)	(10)	—	(160)
Other income, net	—	—	8	—	8
Equity in net income of subsidiaries	1,395	633	—	(2,028)	—
Intercompany interest and fees	(484)	163	321	—	—

Income from continuing operations before income taxes and minority interest	835	642	1,597	(2,028)	1,046
Income taxes	—	(3)	(203)	—	(206)
Minority interest	—	—	(2)	—	(2)

Income from continuing operations	835	639	1,392	(2,028)	838
Loss from discontinued operations, net of income taxes	—	—	(3)	—	(3)

Net income	$835	$639	$1,389	$(2,028)	$835

CONDENSED CONSOLIDATING STATEMENT OF INCOME (RESTATED)

For the Quarter Ended March 31, 2006

(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$10,087	$—	$10,087
Cost of product sales	—	—	5,481	—	5,481
Cost of services	—	—	1,200	—	1,200
Selling, general and administrative expenses	14	25	1,971	—	2,010
Separation costs	9	—	16	—	25
Restructuring and asset impairment charges, net	—	—	7	—	7
Gains on divestitures	—	—	(44)	—	(44)

Operating (loss) income	(23)	(25)	1,456	—	1,408
Interest income	1	10	22	—	33
Interest expense	—	(164)	(24)	—	(188)
Other expense, net	—	—	(2)	—	(2)
Equity in net income of subsidiaries	1,253	910	—	(2,163)	—
Intercompany interest and fees	(336)	136	200	—	—

Income from continuing operations before income taxes and minority interest	895	867	1,652	(2,163)	1,251
Income taxes	—	—	(290)	—	(290)
Minority interest	—	—	(1)	—	(1)

Income from continuing operations	895	867	1,361	(2,163)	960
Loss from discontinued operations, net of income taxes	—	—	(65)	—	(65)

Net income	$895	$867	$1,296	$(2,163)	$895

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Six Months Ended March 30, 2007

(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$21,167	$—	$21,167
Cost of product sales	—	—	11,764	—	11,764
Cost of services	—	—	2,382	—	2,382
Selling, general and administrative expenses	40	(5)	4,284	—	4,319
Separation costs	95	—	96	—	191
Restructuring and asset impairment charges, net	—	—	166	—	166
Losses on divestitures	—	—	9	—	9

Operating (loss) income	(135)	5	2,466	—	2,336
Interest income	—	17	63	—	80
Interest expense	—	(301)	(26)	—	(327)
Other income, net	—	—	9	—	9
Equity in net income of subsidiaries	2,626	1,591	—	(4,217)	—
Intercompany interest and fees	(863)	312	551	—	—

Income from continuing operations before income taxes and minority interest	1,628	1,624	3,063	(4,217)	2,098
Income taxes	—	(10)	(503)	—	(513)
Minority interest	—	—	(5)	—	(5)

Income from continuing operations	1,628	1,614	2,555	(4,217)	1,580
Income from discontinued operations, net of income taxes	—	—	48	—	48

Net income	$1,628	$1,614	$2,603	$(4,217)	$1,628

CONDENSED CONSOLIDATING STATEMENT OF INCOME (RESTATED)

For the Six Months Ended March 31, 2006

(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$19,684	$—	$19,684
Cost of product sales	—	—	10,675	—	10,675
Cost of services	—	—	2,379	—	2,379
Selling, general and administrative expenses	23	84	3,880	—	3,987
Separation costs	9	—	24	—	33
Restructuring and asset impairment charges, net	—	—	19	—	19
Gains on divestitures	—	—	(41)	—	(41)

Operating (loss) income	(32)	(84)	2,748	—	2,632
Interest income	1	17	52	—	70
Interest expense	—	(334)	(42)	—	(376)
Other expense, net	—	—	(3)	—	(3)
Equity in net income of subsidiaries	2,195	1,766	—	(3,961)	—
Intercompany interest and fees	(690)	305	385	—	—

Income from continuing operations before income taxes and minority interest	1,474	1,670	3,140	(3,961)	2,323
Income taxes	—	—	(533)	—	(533)
Minority interest	—	—	(4)	—	(4)

Income from continuing operations	1,474	1,670	2,603	(3,961)	1,786
Loss from discontinued operations, net of income taxes	—	—	(298)	—	(298)

Income before cumulative effect of accounting change	1,474	1,670	2,305	(3,961)	1,488
Cumulative effect of accounting change, net of income taxes	—	—	(14)	—	(14)

Net income	$1,474	$1,670	$2,291	$(3,961)	$1,474

CONDENSED CONSOLIDATING BALANCE SHEET

March 30, 2007

(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$4	$1,894	$2,158	$—	$4,056
Accounts receivable, net	—	—	7,341	—	7,341
Inventories	—	—	5,337	—	5,337
Intercompany receivables	1,625	572	24,125	(26,322)	—
Other current assets	8	9	3,280		3,297

Total current assets	1,637	2,475	42,241	(26,322)	20,031
Property, plant and equipment, net	—	—	9,545	—	9,545
Goodwill	—	—	25,096	—	25,096
Intangible assets, net	—	—	5,044	—	5,044
Investment in subsidiaries	63,054	38,013	—	(101,067)
Intercompany loans receivable	—	23,727	18,615	(42,342)	—
Other assets	—	40	4,715	—	4,755

Total Assets	$64,691	$64,255	$105,256	$(169,731)	$64,471

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	$—	$1,696	$157	$—	$1,853
Accounts payable	17	—	3,447	—	3,464
Accrued and other current liabilities	219	192	5,389	—	5,800
Intercompany payables	7,011	17,149	2,162	(26,322)	—

Total current liabilities	7,247	19,037	11,155	(26,322)	11,117
Long-term debt	—	8,175	434	—	8,609
Intercompany loans payable	20,581	—	21,761	(42,342)	—
Other liabilities	2	—	7,847	—	7,849

Total Liabilities	27,830	27,212	41,197	(68,664)	27,575
Minority interest	—	—	35	—	35
Shareholders' Equity:
Preference Shares	—	—	13,070	(13,070)	—
Common shares	421	1	(26)	—	396
Other shareholders' equity	36,440	37,042	50,980	(87,997)	36,465

Total Shareholders' Equity	36,861	37,043	64,024	(101,067)	36,861

Total Liabilities and Shareholders' Equity	$64,691	$64,255	$105,256	$(169,731)	$64,471

CONDENSED CONSOLIDATING BALANCE SHEET

September 29, 2006

(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$2	$1,158	$1,750	$—	$2,910
Accounts receivable, net	—	—	7,060	—	7,060
Inventories	—	—	4,793	—	4,793
Intercompany receivables	1,468	671	23,253	(25,392)	—
Other current assets	37	72	3,667	—	3,776

Total current assets	1,507	1,901	40,523	(25,392)	18,539
Property, plant and equipment, net	—	—	9,240	—	9,240
Goodwill	—	—	24,872	—	24,872
Intangible assets, net	—	—	5,128	—	5,128
Investment in subsidiaries	60,920	35,802	—	(96,722)	—
Intercompany loans receivable	—	23,039	18,615	(41,654)	—
Other assets	—	96	5,137	—	5,233

Total Assets	$62,427	$60,838	$103,515	$(163,768)	$63,012

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	$—	$762	$38	$—	$800
Accounts payable	2	—	3,524	—	3,526
Accrued and other current liabilities	213	254	5,564	—	6,031
Intercompany payables	7,101	16,152	2,139	(25,392)	—

Total current liabilities	7,316	17,168	11,265	(25,392)	10,357
Long-term debt	—	8,790	550	—	9,340
Intercompany loans payable	19,722	—	21,932	(41,654)	—
Other liabilities	2	6	7,866	—	7,874

Total Liabilities	27,040	25,964	41,613	(67,046)	27,571
Minority interest	—	—	54	—	54
Shareholders' Equity:
Preference shares	—	—	13,070	(13,070)	—
Common shares	419	1	(21)	(1)	398
Other shareholders' equity	34,968	34,873	48,799	(83,651)	34,989

Total Shareholders' Equity	35,387	34,874	61,848	(96,722)	35,387

Total Liabilities and Shareholders' Equity	$62,427	$60,838	$103,515	$(163,768)	$63,012

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended March 30, 2007

(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(652)	$1,179	$1,876	$—	$2,403
Net cash provided by discontinued operating activities	—	—	5	—	5
Cash Flows From Investing Activities:
Capital expenditures	—	—	(1,069)	—	(1,069)
Proceeds from disposal of assets	—	—	47	—	47
Acquisition of businesses, net of cash acquired	—	—	(85)	—	(85)
Acquisition of customer accounts (ADT dealer program)	—	—	(176)	—	(176)
Purchase accounting and holdback liabilities	—	—	(20)	—	(20)
Divestiture of businesses, net of cash retained	—	—	307	—	307
Increase in intercompany loans	—	(636)	—	636	—
Liquidation of rabbi trust investments	—	—	271	—	271
(Increase) decrease in investments	—	(2)	26	—	24
Decrease in restricted cash	—	—	13	—	13
Other	—	—	17	—	17

Net cash used in investing activities	—	(638)	(669)	636	(671)
Net cash used in discontinued investing activities	—	—	(1)	—	(1)
Cash Flows From Financing Activities:
Net proceeds (repayments) of debt	—	195	(4)	—	191
Proceeds from exercise of share options	—	—	212	—	212
Dividends paid	(395)	—	—	—	(395)
Repurchase of common shares by subsidiary	—	—	(668)	—	(668)
Loan borrowings from (repayments to) affiliate	859	—	(223)	(636)	—
Transfers to discontinued operations	—	—	9	—	9
Other	190	—	(165)	—	25

Net cash provided by (used in) financing activities	654	195	(839)	(636)	(626)
Net cash used in discontinued financing activities	—	—	(14)	—	(14)
Effect of currency translation on cash	—	—	40	—	40
Net increase in cash and cash equivalents	2	736	398	—	1,136
Less: net decrease in cash related to discontinued operations	—	—	10	—	10
Cash and cash equivalents at beginning of period	2	1,158	1,750	—	2,910

Cash and cash equivalents at end of period	$4	$1,894	$2,158	$—	$4,056

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (RESTATED)

For the Six Months Ended March 31, 2006
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$300	$(445)	$1,789	$—	$1,644
Net cash provided by discontinued operating activities	—	—	8	—	8
Cash Flows From Investing Activities:
Capital expenditures	—	—	(723)	—	(723)
Proceeds from disposal of assets	—	—	17	—	17
Acquisition of businesses, net of cash acquired	—	—	(134)	—	(134)
Acquisition of customer accounts (ADT dealer program)	—	—	(169)	—	(169)
Purchase accounting and holdback liabilities	—	—	(11)	—	(11)
Divestiture of businesses, net of cash retained	—	—	954	—	954
Decrease in intercompany loans	—	1,346	—	(1,346)	—
Decrease (increase) in investments	—	99	(37)	—	62
Decrease in restricted cash	—	—	31	—	31
Other	—	—	2	—	2

Net cash provided by (used in) investing activities	—	1,445	(70)	(1,346)	29
Net cash used in discontinued investing activities	—	—	(88)	—	(88)
Cash Flows From Financing Activities:
Net repayments of debt	(1)	(1,001)	(204)	—	(1,206)
Proceeds from exercise of share options	101	—	28	—	129
Dividends paid	(402)	—	—	—	(402)
Repurchase of common shares by subsidiary	—	—	(811)	—	(811)
Loan repayments to parent	—	—	(1,346)	1,346	—
Transfers to discontinued operations	—	—	(191)	—	(191)
Other	—	—	(16)	—	(16)

Net cash used in financing activities	(302)	(1,001)	(2,540)	1,346	(2,497)
Net cash provided by discontinued financing activities	—	—	92	—	92
Effect of currency translation on cash	—	—	6	—	6
Net decrease in cash and cash equivalents	(2)	(1)	(803)	—	(806)
Less: net increase in cash related to discontinued operations	—	—	(12)	—	(12)
Cash and cash equivalents at beginning of period	3	1,204	1,997	—	3,204

Cash and cash equivalents at end of period	$1	$1,203	$1,182	$—	$2,386

18.    Subsequent Events

        On April 27, 2007, the Company announced that, in connection with the Proposed Separation, the Company and certain of its subsidiaries that are issuers of its corporate debt have commenced tender offers to purchase for cash substantially all of its outstanding U.S. Dollar denominated public debt, aggregating approximately $6.6 billion, with maturities from 2007 to 2029. In conjunction with the tender offers, the relevant issuer will also solicit consents for certain clarifying amendments to the indentures pursuant to which the debt was issued.

        Additionally, the Company's subsidiary, Tyco International Group S.A., commenced on April 30, 2007 tender offers to purchase for cash all of its outstanding Euro and Pound Sterling denominated public debt, aggregating the equivalent of approximately $1.9 billion, with maturities from 2008 to 2031, issued under its Euro Medium Term Note Programme (the "EMTN Notes") and a consent solicitation for certain clarifying amendments to the fiscal agency agreement pursuant to which the EMTN Notes were issued.

        On April 25, 2007, the Company, certain of its subsidiaries and a syndicate of banks entered into three bridge loan facilities with an aggregate commitment amount of $10 billion. Funds under these bridge loan facilities will be used, together with cash on hand, to pay for debt tendered subject to consents obtained pursuant to the tender offers that the Company and certain of its subsidiaries commenced in order to purchase substantially all of their outstanding public debt.

        Additionally, on April 25, 2007, the Company, certain of its subsidiaries and a syndicate of banks entered into three revolving credit facilities with an initial aggregate commitment amount of $2.5 billion that will increase to $4.25 billion at the time of the Proposed Separation. Of the aggregate commitment amount of $4.25 billion, a $1.25 billion commitment will be available to the Company, and a $1.5 billion commitment will be available to each of Tyco Healthcare and Tyco Electronics. The revolving credit facilities will replace the Company's existing revolving credit facilities and be used for working capital, capital expenditures and other corporate purposes. The Company initially will guarantee the new revolving credit facilities and Tyco Healthcare and Tyco Electronics will each assume the obligations of the Company with respect to their revolving credit facilities upon the Proposed Separation.

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

Effect of Restatement

        The total impact of these errors is an increase of income tax expense of $127 million and $104 million for the quarter and six months ended March 31, 2006, respectively. The Company has restated its reported results to reflect the impact on income taxes.

        The following tables reflect the impact of the income tax restatement on the Company's Consolidated Statements of Income. The amounts previously reported are derived from the Form 10-Q for the quarter ended March 31, 2006 filed on May 9, 2006 and have been reclassified for the effects of discontinued operations.

	Quarter Ended March 31, 2006
	Amounts Previously Reported	Reclass to Discontinued Operations(1)	Adjustments to Income Taxes	As Restated
	($ in millions, except per share data)
Consolidated Statements of Income Data:
Revenue from product sales	$8,262	$(113)	$—	$8,149
Service revenue	1,944	(6)	—	1,938
Net revenue	10,206	(119)	—	10,087
Cost of product sales	5,583	(102)	—	5,481
Cost of services	1,202	(2)	—	1,200
Selling, general and administrative expenses	2,021	(11)	—	2,010
Restructuring and asset impairment charges, net	8	(1)		7
Gains on divestitures	(41)	(3)	—	(44)
Operating income	1,408	—	—	1,408
Interest expense	(189)	1	—	(188)
Income from continuing operations before income taxes and minority interest	1,250	1	—	1,251
Income taxes	(168)	5	(127)	(290)
Minority interest	(2)	1	—	(1)
Income from continuing operations	1,080	7	(127)	960
Loss from discontinued operations, net of income taxes	(58)	(7)	—	(65)
Income before cumulative effect of accounting change	1,022	—	(127)	895
Net income	1,022	—	(127)	895
Basic earnings per share:
Income from continuing operations	$0.54			$0.48
Loss from discontinued operations	(0.03)			(0.04)
Income before cumulative effect of accounting change	0.51			0.44
Cumulative effect of accounting change	—			—
Net income	$0.51			$0.44
Diluted earnings per share:
Income from continuing operations	$0.52			$0.46
Loss from discontinued operations	(0.03)			(0.03)
Income before cumulative effect of accounting change	0.49			0.43
Cumulative effect of accounting change	—			—
Net income	$0.49			$0.43

(1)
Amounts have been reclassified to reflect Printed Circuit Group ("PCG") and Aguas Industriales de Jose, C.A. ("AIJ") as discontinued operations.

	Six Months Ended March 31, 2006
	Amounts Previously Reported	Reclass to Discontinued Operations(1)	Adjustments to Income Taxes	As Restated
	($ in millions, except per share data)
Consolidated Statements of Income Data:
Revenue from product sales	$16,049	$(216)	$—	$15,833
Service revenue	3,863	(12)	—	3,851
Net revenue	19,912	(228)	—	19,684
Cost of product sales	10,873	(198)	—	10,675
Cost of services	2,383	(4)	—	2,379
Selling, general and administrative expenses	4,008	(21)	—	3,987
Restructuring and asset impairment charges, net	20	(1)		19
Gains on divestitures	(38)	(3)	—	(41)
Operating income	2,633	(1)	—	2,632
Interest expense	(378)	2	—	(376)
Income from continuing operations before income taxes and minority interest	2,322	1	—	2,323
Income taxes	(430)	1	(104)	(533)
Minority interest	(5)	1	—	(4)
Income from continuing operations	1,887	3	(104)	1,786
Loss from discontinued operations, net of income taxes	(295)	(3)	—	(298)
Income before cumulative effect of accounting change	1,592	—	(104)	1,488
Net income(2)	1,578	—	(104)	1,474
Basic earnings per share:
Income from continuing operations	$0.94			$0.89
Loss from discontinued operations	(0.15)			(0.15)
Income before cumulative effect of accounting change	0.79			0.74
Cumulative effect of accounting change	(0.01)			(0.01)
Net income	$0.78			$0.73
Diluted earnings per share:
Income from continuing operations	$0.91			$0.86
Loss from discontinued operations	(0.14)			(0.14)
Income before cumulative effect of accounting change	0.77			0.72
Cumulative effect of accounting change	—			(0.01)
Net income	$0.77			$0.71

(1)
Amounts have been reclassified to reflect PCG and AIJ as discontinued operations.

(2)
Amounts and per share data previously reported include an adjustment to reflect a $14 million cumulative effect of accounting change.

        The following table reflects the impact of the income tax restatement on the Company's Consolidated Statement of Cash Flow for the six months ended March 31, 2006. The amounts previously reported are derived from the Form 10-Q for the quarter ended March 31, 2006 filed on May 9, 2006 and have been reclassified for the effects of discontinued operations as well as other reclassifications to conform with current period presentation.

	Six Months Ended March 31, 2006
	Amounts Previously Reported	Reclassifications(1)	Adjustments to Income Taxes	As Restated
	($ in millions)
Consolidated Cash Flow Data:
Net income(2)	$1,578	$—	$(104)	$1,474
Loss from discontinued operations	295	3	—	298
Cumulative effect of accounting change(2)	14	—	—	14
Income from continuing operations	1,887	3	(104)	1,786
Depreciation and amortization	1,035	(11)	—	1,024
Non-cash compensation expense	152	(6)	—	146
Deferred income taxes	51	—	(23)	28
Other non-cash items	26	(4)	—	22
Accounts receivable, net	(119)	12	—	(107)
Inventories	(517)	5	—	(512)
Accounts payable	114	1	—	115
Accrued and other liabilities	(732)	8	—	(724)
Income taxes, net	(156)	2	127	(27)
Net cash provided by operating activities	1,634	10	—	1,644
Net cash provided by discontinued operating activities	5	3	—	8
Capital expenditures	(729)	6	—	(723)
Purchase accounting and holdback liabilities	(86)	75	—	(11)
Divestitures of businesses, net of cash retained	960	(6)	—	954
Net cash used in investing activities	(46)	75	—	29
Net cash used in discontinued investing activities	(6)	(82)	—	(88)
Net repayment of short-term debt	(1,214)	23	—	(1,191)
Repayment of long-term debt	(13)	(2)		(15)
Transfers to discontinued operations	(85)	(106)	—	(191)
Other	(15)	(1)	—	(16)
Net cash used in financing activities	(2,411)	(86)	—	(2,497)
Net cash provided by discontinued financing activities	10	82	—	92
Net decrease in cash and cash equivalents	(808)	2	—	(806)
Less: net increase in cash related to discontinued operations	(9)	(3)	—	(12)
Cash and cash equivalents at beginning of year	3,206	(2)	—	3,204
Cash and cash equivalents at end of year	2,389	(3)	—	2,386

(1)
Amounts have been reclassified to reflect PCG and AIJ as discontinued operations as well as other reclassifications to conform with the current period presentation.

(2)
Amounts previously reported include an adjustment to reflect a $14 million cumulative effect of accounting change (see Note 6).

Overview

        As previously reported, on January 13, 2006, the Company announced that its Board of Directors approved a plan to separate the Company into three separate, publicly traded companies—Tyco Healthcare, one of the world's leading diversified healthcare companies; Tyco Electronics, the world's largest passive electronic components manufacturer; and a combination of Tyco Fire and Security and Engineered Products and Services, a global business with leading positions in residential and commercial security, fire protection, and industrial products and services (the "Proposed Separation").

After thorough reviews of strategic options with our Board of Directors, we believe that this strategy is the best way to position our market-leading companies for sustained growth and value creation.

        Following the Proposed Separation, Tyco's shareholders will own 100% of the equity in all three companies through tax-free stock dividends. Additionally, we will, if approved by our Board of Directors, execute a reverse share split, and as a result, four Tyco shares will be converted into one share. Shareholder approval for the reverse share split was obtained at the March 8, 2007 Special General Meeting of Shareholders.

        Each of the three companies will have its own independent Board of Directors and strong corporate governance standards.

        We expect to incur separation costs related to debt refinancing, tax restructuring, professional services and employee-related costs. We currently estimate that the income statement charges will be at the high end of the previously disclosed range of $1.2 billion to $1.6 billion, after-tax. The total charges to complete the Proposed Separation will be influenced by the manner in which and the conditions under which we execute the tax restructuring and debt refinancing transactions. During the quarters ended March 30, 2007 and March 31, 2006, we incurred pre-tax costs related to the Proposed Separation of $106 million and $25 million, respectively. During the six months ended March 30, 2007 and March 31, 2006, we incurred pre-tax costs related to the Proposed Separation of $191 million and $33 million, respectively. Most of the remaining charges are expected to be incurred before completing the Proposed Separation.

        Consummation of the Proposed Separation is subject to certain conditions, including final approval by the Tyco Board of Directors, receipt of certain tax rulings, necessary opinions of counsel, the effectiveness of Registration Statements filed with the Securities and Exchange Commission ("SEC") and the completion of any necessary debt refinancings. Approval by the Company's shareholders is not required as a condition to the consummation of the Proposed Separation. Tyco has received an initial private letter ruling from the Internal Revenue Service ("IRS") and an opinion from outside counsel regarding the U.S. federal income tax consequences of the Proposed Separation noting it will qualify for favorable tax treatment. On January 18, 2007, Tyco filed initial Registration Statements with the SEC to register the equity of Tyco Healthcare and Tyco Electronics. In April 2007, amended Registration Statements were filed. The Company expects the Proposed Separation to occur in the second calendar quarter of 2007 subject to the conditions described above. Upon separation, Tyco Healthcare will change its name to Covidien Ltd.

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

        We are focused on growing profitability within each of these companies before and after the Proposed Separation, so that each may be well positioned for long-term growth as independent entities. Following the Proposed Separation, we expect that all three companies will be dividend-paying companies. As we prepare for the Proposed Separation, we remain committed to returning excess cash to shareholders. During the quarter ended December 29, 2006, we repurchased 22 million of our common shares for $659 million completing the $2.0 billion share repurchase program approved by the

Board of Directors in May 2006. During the quarter and six months ended March 31, 2007, we paid dividends of $196 million and $395 million, respectively, to shareholders.

        During the quarter ended December 29, 2006, a subsidiary of the Company exercised its option to buy five cable laying sea vessels that were previously included under an off-balance sheet leasing arrangement for $280 million. Additionally, during the quarter ended December 29, 2006, we received $38 million related to restitution owed by Mark H. Swartz, former Chief Financial Officer and during the quarter ended March 30, 2007, we received the remaining $98 million held in escrow related to the restitution owed by L. Dennis Kozlowski, former Chairman and Chief Executive Officer.

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

        During the quarter ended December 29, 2006, we also consummated the sale of the Aguas Industriales de Jose, C.A. ("AIJ"), a majority owned Engineered Products and Services segment joint venture in Venezuela, for $42 million in net cash proceeds and a pre-tax gain of $19 million was recorded.

        The PCG and AIJ businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations in all periods presented. Details related to the Company's divestiture program and the related discontinued operations are discussed in "Discontinued Operations and Divestitures."

        We are continuing to assess the strategic fit of our various businesses and are considering additional divestitures where businesses do not align with our long term vision. Tyco, Tyco Electronics and Tyco Healthcare will explore a number of strategic alternatives for under-performing or non-strategic businesses including possible divestiture. At the conclusion of this process, management will present its recommendations to the Board of Directors for their review and approval. This includes our Infrastructure Services business which is part of our Engineered Products and Services segment. The Infrastructure Services business had total net revenue of $1.2 billion and operating income of $55 million in 2006. For Tyco Electronics, this includes the Power Systems business. The Power Systems business had total net revenue of approximately $500 million and operating losses of approximately $30 million in 2006. Should the outcome of the strategic review process result in approval to divest the Power Systems business, there could be a resulting pre-tax impairment charge of up to $450 million.

        To further improve operating efficiency, during the first quarter of 2007, we launched a restructuring program across all segments including the corporate organization which will streamline some of the businesses and reduce the operational footprint. We expect to incur charges of approximately $600 million over the next two years, of which $400 million is expected to be incurred in 2007. We expect that the total cash expenditures for this program will be approximately $450 million, of which $250 million is expected in 2007. During the quarter and six months ended March 30, 2007, we incurred charges of $66 million and $148 million, respectively, and utilized cash of $17 million and $19 million, respectively, related to this program. We believe this restructuring program will strengthen our competitive position over the long term.

Operating Results

        Net revenue and net income for the quarters and six months ended March 30, 2007 and March 31, 2006, as restated, were as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 30, 2007	March 31, 2006 (Restated)	March 30, 2007	March 31, 2006 (Restated)
Revenue from product sales	$8,831	$8,149	$17,215	$15,833
Service revenue	2,007	1,938	3,952	3,851

Net revenue	$10,838	$10,087	$21,167	$19,684

Operating income	$1,159	$1,408	$2,336	$2,632
Interest income	39	33	80	70
Interest expense	(160)	(188)	(327)	(376)
Other income (expense), net	8	(2)	9	(3)

Income from continuing operations before income taxes and minority interest	1,046	1,251	2,098	2,323
Income taxes	(206)	(290)	(513)	(533)
Minority interest	(2)	(1)	(5)	(4)

Income from continuing operations	838	960	1,580	1,786
(Loss) income from discontinued operations, net of income taxes	(3)	(65)	48	(298)

Income before cumulative effect of accounting change	835	895	1,628	1,488
Cumulative effect of accounting change, net of income taxes	—	—	—	(14)

Net income	$835	$895	$1,628	$1,474

        Net revenue increased $751 million, or 7.4%, for the second quarter and $1,483 million, or 7.5%, for the first six months of 2007 as compared to the same periods last year. The increases reflect revenue growth in all segments. In addition, foreign currency exchange rates favorably affected the second quarter by $302 million and the impact on the first six months of 2007 remained favorable by $581 million. The net impact of acquisitions and divestitures positively impacted the second quarter by $4 million and negatively impacted the first six months of 2007 by $7 million.

        Operating income decreased $249 million, or 17.7%, for the second quarter while operating margin decreased 3.3 percentage points to 10.7%. Operating income decreased $296 million, or 11.2%, for the first six months of 2007 while operating margin decreased 2.4 percentage points to 11.0%. Income from revenue growth in all segments was more than offset by unfavorable spreads on both steel and copper products in our Electronics and Engineered Products and Services segments as well as higher material costs and increased investments in sales and marketing and research development. Additionally, operating income was adversely impacted by costs incurred relating to the Proposed Separation and the restructuring program announced in November 2006. Separation costs negatively impacted operating income by $106 million and $191 million for the second quarter and first six months of 2007. In the same periods last year, operating income was negatively impacted by $25 million and $33 million, respectively, of separation costs. In addition, during the quarter and six months ended March 30, 2007 we incurred $18 million and $22 million, respectively, of incremental general and administrative expenses to establish corporate organizations to support three separate, publicly traded companies. The net impact of restructuring and asset impairment charges negatively impacted the second quarter and the first six months of 2007 by $76 million and $166 million, respectively, compared to $7 million and $19 million, respectively, in the same periods last year. Divestiture charges negatively impacted both the quarter and six months ended March 30, 2007 by $9 million as compared to net divestiture gains of $44 million and $41 million, respectively, in the same periods in the prior year.

Segment Results:

        The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in continuing operations.

Quarter Ended March 30, 2007 Compared to Quarter Ended March 31, 2006

Electronics

        Net revenue, operating income and operating margin for Electronics were as follows
($ in millions):

	For the Quarters Ended
	March 30, 2007	March 31, 2006
Revenue from product sales	$3,373	$3,069
Service revenue	51	54

Net revenue	$3,424	$3,123

Operating income	$455	$463
Operating margin	13.3%	14.8%

        Net revenue for Electronics increased 9.6% in the quarter ended March 30, 2007 over the quarter ended March 31, 2006. The increase in net revenue reflects growth in the automotive, industrial machinery, aerospace and defense, power utility, undersea telecommunications, mobile phone and consumer electronics markets, partially offset by revenue declines in the computer and communication service provider markets. Favorable changes in foreign currency exchange rates positively impacted net revenue by $115 million.

        Operating income and operating margin decreased compared to the same quarter in the prior year. Income from increased revenue and cost improvements was more than offset by $43 million in higher material costs, primarily copper, and increased investments in engineering and selling. Operating income for the quarter ended March 30, 2007 included $15 million of net restructuring and asset impairment charges compared to $4 million in the quarter ended March 31, 2006. The quarter ended March 31, 2006 also included $4 million of divestiture related charges.

Fire and Security

        Net revenue, operating income and operating margin for Fire and Security were as follows ($ in millions):

	For the Quarters Ended
	March 30, 2007	March 31, 2006
Revenue from product sales	$1,435	$1,345
Service revenue	1,613	1,528

Net revenue	$3,048	$2,873

Operating income	$253	$289
Operating margin	8.3%	10.1%

        Net revenue for Fire and Security increased 6.1% in the quarter ended March 30, 2007 over the quarter ended March 31, 2006. The increase in net revenue was primarily due to favorable changes in foreign currency exchange rates of $77 million and revenue increases at Worldwide Fire Services and Worldwide Security. Revenue increases at Worldwide Fire Services were the result of continued growth in electrical and mechanical contracting in North America and Europe. Revenue increases at Worldwide Security were due to growth in the recurring revenue base primarily in North America and

Asia. These net revenue increases were partially offset by a decrease in revenue within Safety Products, primarily as a result of decreased sales in breathing products.

        Operating income and operating margin decreased in the quarter ended March 31, 2007 as compared to the same period in the prior year. Revenue growth was more than offset by net restructuring and asset impairment charges of $43 million.

        Attrition rates for customers in our global electronic security services business continued to decline to an average of 13.1% on a trailing twelve-month basis as of March 30, 2007. As a result of our ongoing review of attrition rates and related patterns in which revenues are earned, management is in the process of reassessing amortization and depreciation methods and lives for its company-owned security systems and dealer intangible assets and may make adjustments in future periods.

Healthcare

        Net revenue, operating income and operating margin for Healthcare were as follows
($ in millions):

	For the Quarters Ended
	March 30, 2007	March 31, 2006
Revenue from product sales	$2,517	$2,392
Service revenue	20	17

Net revenue	$2,537	$2,409

Operating income	$549	$579
Operating margin	21.6%	24.0%

        Net revenue for Healthcare increased 5.3% in the quarter ended March 30, 2007 over the quarter ended March 31, 2006. Increased revenue within Medical Devices and Supplies was largely driven by increased sales in Europe and the United States of surgical products and, to a lesser extent, imaging and medical products. Pharmaceutical contributed to the increase in revenue driven by strong performance within dosage, specialty chemical and active pharmaceutical products. Favorable changes in foreign currency exchange rates positively impacted net revenue by $51 million.

        Operating income and operating margin in the quarter ended March 30, 2007 decreased as compared to the quarter ended March 31, 2006 as operating income in the quarter ended March 31, 2006 included $46 million of divestiture gains related to the sale of a business within Medical Devices and Supplies. Additionally, the quarter ended March 30, 2007 includes $5 million of restructuring and asset impairment charges and $1 million of costs incurred related to the Proposed Separation.

Engineered Products and Services

        Net revenue, operating income and operating margin for Engineered Products and Services were as follows ($ in millions):

	For the Quarters Ended
	March 30, 2007	March 31, 2006
Revenue from product sales	$1,506	$1,343
Service revenue	323	339

Net revenue	$1,829	$1,682

Operating income	$154	$188
Operating margin	8.4%	11.2%

        Net revenue for Engineered Products and Services increased 8.7% in the quarter ended March 30, 2007 over the quarter ended March 31, 2006. The increase in net revenue was primarily due to higher demand in industrial and commercial markets in both Flow Control and Fire & Building Products, as well as increased project sales predominantly in Flow Control. These increases were partially offset by a decrease in Infrastructure Services as a result of a strategic decision to be more selective in bidding for new projects and one-time hurricane relief business in the same period in the prior year. Electrical & Metal Products net revenues were essentially level as higher volumes of steel and copper products were offset by lower selling prices on steel products. Favorable changes in foreign currency exchange rates positively impacted net revenue by $59 million.

        Operating income decreased 18.1% in the quarter ended March 30, 2007 as compared to the quarter ended March 31, 2006. The decrease was primarily due to the negative impact of lower steel and copper spreads in Electrical & Metal Products driven by lower selling prices on steel products and the flow through of higher cost steel and copper inventory. This decrease was partially offset by the impact of net revenue increases in Flow Control and Fire & Building Products. Additionally, the quarter ended March 30, 2007 included $10 million of restructuring and asset impairment charges, a $2 million net loss on divestitures and $1 million of costs incurred related to the Proposed Separation compared to no charges in the prior year.

Corporate

        Corporate expenses were $252 million and $111 million in the quarters ended March 30, 2007 and March 31, 2006, respectively. The current quarter included $104 million related to the Proposed Separation, a $7 million loss on divestitures and $3 million of restructuring charges. In addition, during the quarter ended March 30, 2007 we incurred $18 million of incremental general and administrative expenses to establish corporate organizations to support three separate, publicly traded companies. The quarter ended March 31, 2006 included $23 million related to the Proposed Separation.

Interest Income and Expense

        Interest income was $39 million and $33 million during the quarters ended March 30, 2007 and March 31, 2006, respectively. The increase in interest income is related to a higher cash balance. Interest expense was $160 million in the quarter ended March 30, 2007 as compared to $188 million in the quarter ended March 31, 2006. The decrease in interest expense reflects lower debt outstanding.

Other Income (Expense), Net

        Other income (expense), net was $8 million and $(2) million during the quarters ended March 30, 2007 and March 31, 2006, respectively and is primarily composed of gains and losses on the sale of investments.

Income Taxes

        Our effective income tax rate was 19.7% and 23.2% during the quarters ended March 30, 2007 and March 31, 2006, respectively. The decrease in the effective rate is primarily the result of benefits of approximately $102 million from the release of a deferred tax valuation allowance related to non-U.S. tax rulings received during the quarter. Additionally, taxes for the quarter were impacted by reduced reserve requirements on certain legacy tax matters, offset by tax costs related to the Proposed Separation and decreased profitability in operations in lower tax rate jurisdictions.

Six Months Ended March 30, 2007 Compared to Six Months Ended March 31, 2006

Electronics

        Net revenue, operating income and operating margin for Electronics were as follows
($ in millions):

	For the Six Months Ended
	March 30, 2007	March 31, 2006
Revenue from product sales	$6,520	$5,938
Service revenue	99	104

Net revenue	$6,619	$6,042

Operating income	$868	$848
Operating margin	13.1%	14.0%

        Net revenue for Electronics increased 9.5% in the six months ended March 30, 2007 over the six months ended March 31, 2006. The increase in net revenue reflects growth in the automotive, industrial machinery, aerospace and defense, power utility, undersea telecommunications, mobile phone and consumer electronics markets, partially offset by revenue declines in the computer and communication service provider markets. Favorable changes in foreign currency exchange rates and net acquisitions and divestitures activity positively impacted net revenue by $221 million and $14 million, respectively.

        Operating income increased compared to the same period in the prior year due to increased sales volume and lower price erosion. These increases were partially offset by $116 million in higher material costs, primarily copper, and net restructuring and asset impairment charges of $24 million in the six months ended March 30, 2007 compared to $8 million in the six months ended March 31, 2006. The six months ended March 31, 2006 also included $4 million of divesture related charges.

Fire and Security

        Net revenue, operating income and operating margin for Fire and Security were as follows
($ in millions):

	For the Six Months Ended
	March 30, 2007	March 31, 2006
Revenue from product sales	$2,830	$2,612
Service revenue	3,194	3,054

Net revenue	$6,024	$5,666

Operating income	$520	$517
Operating margin	8.6%	9.1%

        Net revenue for Fire and Security increased 6.3% in the six months ended March 30, 2007 over the six months ended March 31, 2006. The increase in net revenue was primarily due to favorable changes in foreign currency exchange rates of $155 million and revenue increases at Worldwide Fire Services and Worldwide Security. Revenue increases at Worldwide Fire Services were the result of continued growth in electrical and mechanical contracting in North America, Asia and Europe. Revenue increases at Worldwide Security were due to growth in the recurring revenue base primarily in North American and Asia as well as growth in North America contracting revenue. These increases were partially offset by the net impact of acquisition and divestiture activity of $18 million.

        Operating income increased in the six months ended March 31, 2007 as compared to the same period in the prior year driven primarily by lower costs and productivity improvements in North America, increases in income from revenue growth, lower selling, general and administrative expenses, partially offset by net restructuring and asset impairment charges of $80 million.

        Attrition rates for customers in our global electronic security services business continued to decline to an average of 13.1% on a trailing twelve-month basis as of March 30, 2007. As a result of our ongoing review of attrition rates and related patterns in which revenues are earned, management is in the process of reassessing amortization and depreciation methods and lives for its company-owned security systems and dealer intangible assets and may make adjustments in future periods.

Healthcare

        Net revenue, operating income and operating margin for Healthcare were as follows
($ in millions):

	For the Six Months Ended
	March 30, 2007	March 31, 2006
Revenue from product sales	$4,949	$4,664
Service revenue	34	32

Net revenue	$4,983	$4,696

Operating income	$1,064	$1,118
Operating margin	21.4%	23.8%

        Net revenue for Healthcare increased 6.1% in the six months ended March 30, 2007 over the six months ended March 31, 2006. Increased revenue within Medical Devices and Supplies was largely driven by increased sales in Europe and the United States of surgical products and, to a lesser extent, imaging, respiratory and medical products. Pharmaceutical contributed to the increase in revenue driven by strong performance within dosage, specialty chemical and active pharmaceutical products. Favorable changes in foreign currency exchange rates positively impacted net revenue by $96 million. These increases were partially offset by a $23 million decline in the Retail business. The decline was primarily in infant care, largely attributable to aggressive price reductions by both branded and private-label competitors.

        Operating income and operating margin in the six months ended March 30, 2007 decreased as compared to the six months ended March 31, 2006. Revenue growth was more than offset by $29 million of restructuring and asset impairment charges including charges of $8 million related to in-process research and development. Additionally, the decline in operating income in the six months ended March 30, 2007 was also related to increased legal and employee related costs as well as $4 million of separation costs. Operating income in the six months ended March 31, 2006 included $46 million of divestiture gains related to the sale of a business within Medical Devices and Supplies.

Engineered Products and Services

        Net revenue, operating income and operating margin for Engineered Products and Services were as follows ($ in millions):

	For the Six Months Ended
	March 30, 2007	March 31, 2006
Revenue from product sales	$2,916	$2,619
Service revenue	625	661

Net revenue	$3,541	$3,280

Operating income	$331	$355
Operating margin	9.3%	10.8%

        Net revenue for Engineered Products and Services increased 8.0% in the six months ended March 30, 2007 over the six months ended March 31, 2006. The increase in net revenue was primarily due to higher demand in industrial and commercial markets in both Flow Control and Fire & Building

Products, as well as increased project sales predominantly in Flow Control. These increases were partially offset by a decrease at Infrastructure Services as a result of a strategic decision to be more selective in bidding for new projects and one-time hurricane relief business in the same period in the prior year. Electrical & Metal Products net revenues were essentially flat as higher selling prices and volumes of copper products were offset by lower selling prices on steel products. Favorable changes in foreign currency exchange rates positively impacted net revenue by $109 million.

        Operating income decreased 6.8% in the six months ended March 30, 2007 as compared to the six months ended March 31, 2006. The decrease was primarily due to the negative impact of lower steel and copper spreads in Electrical & Metal Products driven by lower selling prices on steel products and the flow through of higher cost steel and copper inventory. This decrease was partially offset by the impact of net revenue increases in Flow Control and Fire & Building Products. Additionally, the six months ended March 30, 2007 included $16 million of restructuring and asset impairment charges, a $2 million net loss on divestitures and $2 million of costs incurred related to the Proposed Separation.

Corporate

        Corporate expenses were $447 million and $206 million in the six months ended March 30, 2007 and March 31, 2006, respectively. The current six month period includes $207 million related to the Proposed Separation, $17 million of restructuring charges and a $7 million loss on divestitures. In addition, during the six months ended March 30, 2007 we incurred $22 million of incremental general and administrative expenses to establish corporate organizations to support three separate, publicly traded companies. The same period in the prior year included $31 million related to the Proposed Separation.

Interest Income and Expense

        Interest income was $80 million and $70 million during the six months ended March 30, 2007 and March 31, 2006, respectively. The increase in interest income is related to a higher cash balance. Interest expense was $327 million in the six months ended March 30, 2007 as compared to $376 million in the six months ended March 31, 2006. The decrease in interest expense reflects lower debt outstanding.

Other Income (Expense), Net

        Other income (expense), net was $9 million and $(3) million during the six months ended March 30, 2007 and March 31, 2006, respectively and is primarily composed of gains and losses on the sale of investments.

Income Taxes

        Our effective income tax rate was 24.5% and 22.9% during the six months ended March 30, 2007 and March 31, 2006, respectively. The increase in the effective rate is primarily the result of tax costs related to the Proposed Separation and decreased profitability in operations in lower tax rate jurisdictions, partially offset by releases of deferred tax valuation allowances, reduced reserve requirements on certain legacy tax matters and the benefit associated with the reinstatement of the research tax credit.

Cumulative effect of accounting change

        During 2006, the Company adopted FIN No. 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143." FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 requires that conditional asset retirement obligations, along with the associated capitalized asset retirement costs, be initially reported at their fair values. Upon adoption, the Company recognized a liability of $32 million for asset retirement obligations and an increase of $10 million in the carrying amount of the related assets. The initial recognition resulted in a cumulative effect of accounting change of $22 million pre-tax loss ($14 million after-tax), reflecting the accumulated depreciation and accretion that would have been recognized in prior periods had the provisions of FIN No. 47 been in effect at the time.

Discontinued Operations and Divestitures

Discontinued Operations

        During the fourth quarter of 2006, the Company entered into a definitive sale agreement to divest the Printed Circuit Group ("PCG") business, a component of the Electronics segment. During the first quarter of 2007, the Company consummated the sale of its PCG business for $231 million in net cash proceeds and recorded a pre-tax gain on the sale of $45 million.

        During the first quarter of 2007, the operations of Aguas Industriales de Jose, C.A. ("AIJ"), a majority owned Engineered Products and Services segment joint venture in Venezuela, was sold for $42 million in net cash proceeds and a pre-tax gain on sale of $19 million was recorded.

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

        During the second quarter of 2006, the Company closed the sale of the Plastics, Adhesives and Ludlow Coated Products businesses for $975 million in gross cash proceeds. Estimated working capital and other adjustments resulted in net proceeds of $907 million, subject to settlement of the final working capital adjustment. The Company recognized a pre-tax loss on sale of approximately $10 million during the second quarter of 2006.

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

Gain (losses) on divestitures

        During the quarter and six months ended March 30, 2007, the Company recorded $9 million of divestiture charges in continuing operations in connection with the divestiture or write-down to fair-value of certain businesses.

        During the six months ended March 31, 2006, the Company divested four businesses that were reported as continuing operations in Fire and Security and Healthcare. The Company recorded net gains on divestitures of $46 million in connection with the divestiture of these businesses, less

$5 million of divestiture charges related to the write-down to estimated fair value and costs to sell certain other held for sale businesses primarily in Electronics.

Acquisitions

        During the fourth quarter of 2006, Tyco's Healthcare segment acquired over 50% ownership of Airox S.A. ("Airox") for $59 million, net of cash acquired of $4 million. During the first quarter of 2007, Tyco's Healthcare segment acquired the remaining outstanding shares of Airox in a mandatory tender offer for approximately $46 million in cash, and now owns 100% of the business. During the first quarter of 2007, the Company also recorded an additional $8 million in-process research and development charge, included within restructuring and asset impairment charges, net in the Consolidated Statements of Income, in conjunction with the acquisition. In-process research and development charges for the entire acquisition totaled $19 million. These charges relate to the development of second generation technology which has not yet obtained regulatory approval. As of the acquisition date, the in-process research and development was not considered to be technologically feasible or to have any alternative future use.

        During the six month ended March 31, 2006, Tyco's Healthcare segment acquired over 90% ownership in Floreane Medical Implants, S.A. ("Floreane") for approximately $122 million, net of cash acquired of $3 million. During the second quarter of 2007, the Company acquired additional outstanding shares for approximately $9 million in cash, and now has over 95% ownership. During the six months ended March 31, 2006, the Company recorded a $3 million in-process research and development charge, included within restructuring and asset impairment charges, net in the Consolidated Statements of Income, in conjunction with the acquisition. These charges primarily relate to the development and replacement of certain core technologies. As of the acquisition date, the in-process research and development was not considered to be technologically feasible or to have any alternative future use.

        Cash paid for other acquisitions, primarily within Healthcare and Fire and Security, during the six months ended of March 30, 2007 totaled $30 million. Cash paid for other acquisitions, primarily within Fire and Security, during the six months ended March 31, 2006 totaled $12 million.

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

        We believe that our accounting policies for depreciation and amortization of security monitoring systems, revenue recognition, loss contingencies, income taxes, goodwill and intangible assets, long-lived assets and pension and postretirement benefits are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the six months ended March 30, 2007, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 29, 2006 (the "2006 Form 10-K/A").

Liquidity and Capital Resources

        The sources of our cash flow from operating activities and the use of a portion of that cash in our operations, as restated, were as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 30, 2007	March 31, 2006 (Restated)	March 30, 2007	March 31, 2006 (Restated)
Cash flows from operating activities:
Operating income	$1,159	$1,408	$2,336	$2,632
Depreciation and amortization(1)	536	514	1,064	1,024
Non-cash compensation expense	73	73	159	146
Deferred income taxes	(49)	77	66	28
Provision for losses on accounts receivable and inventory	51	38	129	92
Non-cash restructuring, asset impairment and divestiture charges (credits), net	19	(54)	28	(35)
Other, net	(2)	3	6	15
Net change in working capital	124	(654)	(625)	(1,419)
Interest income	39	33	80	70
Interest expense	(160)	(188)	(327)	(376)
Income tax expense	(206)	(290)	(513)	(533)

Net cash provided by operating activities	$1,584	$960	$2,403	$1,644

Other cash flow items:
Capital expenditures, net(2)	$(372)	$(417)	$(1,022)	$(706)
Decrease in the sale of accounts receivable	1	3	3	7
Acquisition of customer accounts (ADT dealer program)	(79)	(92)	(176)	(169)
Purchase accounting and holdback liabilities	(6)	(5)	(20)	(11)
Voluntary pension contributions	—	—	18	—

(1)
The quarters ended March 30, 2007 and March 31, 2006 included depreciation expense of $367 million and $350 million, respectively, and amortization of intangible assets of $169 million and $164 million, respectively. The six months ended March 30, 2007 and March 31, 2006 included depreciation expense of $727 million and $698 million, respectively, and amortization of intangible assets of $337 million and $326 million, respectively.

(2)
Included net proceeds received for the sale/disposition of property, plant and equipment of $34 million and $8 million for the quarters ended March 30, 2007 and March 31, 2006, respectively, as well as $47 million and $17 million for the six months ended March 30, 2007 and March 31, 2006, respectively.

        The net change in working capital increased operating cash flow by $124 million in the quarter ended March 30, 2007. The components of this change are set forth in detail in the Consolidated Statements of Cash Flows. The significant changes in working capital included a $311 million increase in accrued and other current liabilities during the quarter, primarily related to increases in employee bonus, salary and vacation accruals along with accrued interest, as well as a $166 million increase in accounts receivable and a $66 million increase in inventories.

        The net change in working capital reduced operating cash flow by $625 million in the six months ended March 30, 2007. The components of this change are set forth in detail in the Consolidated

Statements of Cash Flows. The significant changes in working capital included a $526 million increase in inventories, a $149 million increase in accounts receivable and a $140 million decrease in accounts payable. Additionally, working capital includes the collection of $38 million related to restitution owed by Mark H. Swartz, former Chief Financial Officer and Director, and $98 million related to the restitution owed by L. Dennis Kozlowski, former Chairman and Chief Executive Officer.

        Cash flows from operating activities and other cash flow items by segment were as follows ($ in millions):

	For the Six Months ended March 30, 2007
	Electronics	Fire and Security	Healthcare	Engineered Products and Services	Corporate	Total
Cash flows from operating activities:
Operating income (loss)	$868	$520	$1,064	$331	$(447)	$2,336
Depreciation	250	282	137	53	5	727
Intangible assets amortization	36	256	42	3	—	337

Depreciation and amortization	286	538	179	56	5	1,064
Non-cash compensation expense	40	34	35	15	35	159
Deferred income taxes	—	—	—	—	66	66
Provision for losses on accounts receivable and inventory	57	32	30	10	—	129
Non-cash restructuring, asset impairment and divestiture charges, net	2	6	8	5	7	28
Net change in working capital and other	(304)	(202)	(65)	(409)	361	(619)
Interest income	—	—	—	—	80	80
Interest expense	—	—	—	—	(327)	(327)
Income tax expense	—	—	—	—	(513)	(513)

Net cash provided by (used in) operating activities	$949	$928	$1,251	$8	$(733)	$2,403

Other cash flow items:
Capital expenditures, net	$(576)	$(231)	$(153)	$(60)	$(2)	$(1,022)
Decrease in the sale of accounts receivable	—	3	—	—	—	3
Acquisition of customer accounts (ADT dealer program)	—	(176)	—	—	—	(176)
Purchase accounting and holdback liabilities	(1)	(3)	(15)	(1)	—	(20)
Voluntary pension contributions	—	—	—	18	—	18

        During the six months ended March 30, 2007, we purchased approximately 178,000 customer contracts for electronic security services through the ADT dealer program for cash of $176 million.

        During the six months ended March 30, 2007, we completed the $2.0 billion share repurchase program approved by the Board of Directors in May 2006 with the repurchase of 22 million of our common shares for $659 million.

        During the six months ended March 30, 2007, we completed the sale of our PCG business for $231 million in net cash proceeds, we consummated the sale of the AIJ business for $42 million in net cash proceeds and we received the $30 million resin receivable due from the purchaser of our Plastics, Adhesives and Ludlow Coated Products businesses. Additionally, during the six months ended March 30, 2007, we received $271 million due to the liquidation of investments in a rabbi trust, as well as $136 million in restitution payments owed by former executives as described above.

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

        In 2006, we commenced the termination of our interest rate and cross currency swaps, which were designated as fair value hedges. During the first quarter of 2007, we terminated the remaining swaps. Such terminations resulted in a net cash inflow of $63 million.

        During the quarter ended December 29, 2006, we launched a $600 million company-wide restructuring program. We expect to incur approximately $500 million of charges in 2007, and we expect that the total cash expenditures for this program will be approximately $450 million, of which $250 million is expected in 2007. During the quarter and six months ended March 30, 2007, we paid out $17 million and $19 million, respectively, in cash related to these restructuring activities.

        Income taxes paid, net of refunds, during the six months ended March 30, 2007 were $440 million.

        As previously mentioned, in January 2006, the Company announced that its Board of Directors approved a plan to separate the Company into three separate, publicly traded companies. In connection with the Proposed Separation, we paid $87 million and $172 million in separation costs during the quarter and six months ended March 30, 2007, respectively, which followed $96 million of payments for the full year 2006. We expect that, during 2007, we will incur the remaining cash outflows related to the Proposed Separation which will be largely attributable to debt refinancing, tax restructuring, professional services and employee-related costs.

Capitalization

        Shareholders' equity was $36.9 billion, or $18.62 per share, at March 30, 2007, compared to $35.4 billion, or $17.76 per share, at September 29, 2006. Shareholders' equity increased $1.5 billion as net income for the six months ended March 30, 2007 of $1.6 billion, favorable changes in foreign currency exchange rates of $476 million and the impact of share options exercised of $237 million were primarily offset by the repurchase of common shares by a subsidiary of $668 million, as previously mentioned, and dividends declared of $395 million.

        In connection with the Proposed Separation, we will, if approved by our Board of Directors, execute a reverse share split, and as a result, four Tyco shares will be converted into one share. Shareholder approval was obtained at the March 8, 2007 Special General Meeting of Shareholders.

        Total debt was $10.5 billion and total debt as a percentage of total capitalization (total debt and shareholders' equity) was 22% at March 30, 2007 which remained unchanged as compared to September 29, 2006. The increase in our debt level as compared to September 29, 2006 was primarily related to a bank overdraft of $195 million.

        On April 27, 2007, the Company announced that, in connection with the Proposed Separation, the Company and certain of its subsidiaries that are issuers of its corporate debt have commenced tender offers to purchase for cash substantially all of its outstanding U.S. Dollar denominated public debt, aggregating approximately $6.6 billion, with maturities from 2007 to 2029. In conjunction with the tender offers, the relevant issuer will also solicit consents for certain clarifying amendments to the indentures pursuant to which the debt was issued.

        Additionally, the Company's subsidiary, Tyco International Group S.A., commenced on April 30, 2007 tender offers to purchase for cash all of its outstanding Euro and Pound Sterling denominated public debt, aggregating the equivalent of approximately $1.9 billion, with maturities from 2008 to 2031, issued under its Euro Medium Term Note Programme (the "EMTN Notes") and a consent solicitation for certain clarifying amendments to the fiscal agency agreement pursuant to which the EMTN Notes were issued.

        On April 25, 2007, the Company, certain of its subsidiaries and a syndicate of banks entered into three bridge loan facilities with an aggregate commitment amount of $10 billion. Funds under these bridge loan facilities will be used, together with cash on hand, to pay for debt tendered subject to consents obtained pursuant to the tender offers that the Company and certain of its subsidiaries commenced in order to purchase substantially all of their outstanding public debt.

        Additionally, on April 25, 2007, the Company, certain of its subsidiaries and a syndicate of banks entered into three revolving credit facilities with an initial aggregate commitment amount of $2.5 billion that will increase to $4.25 billion at the time of the Proposed Separation. Of the aggregate commitment amount of $4.25 billion, a $1.25 billion commitment will be available to the Company, and a $1.5 billion commitment will be available to each of Tyco Healthcare and Tyco Electronics. The revolving credit facilities will replace the Company's existing revolving credit facilities and be used for working capital, capital expenditures and other corporate purposes. The Company initially will guarantee the new revolving credit facilities and Tyco Healthcare and Tyco Electronics will each assume the obligations of the Company with respect to their revolving credit facilities upon the Proposed Separation.

        Our cash balance increased to $4.1 billion at March 30, 2007, as compared to $2.9 billion at September 29, 2006. The increase in cash was primarily due to cash flows from operations and, to a lesser extent, proceeds from the divestiture of businesses of $307 million, net of cash retained, the liquidation of investments in a rabbi trust of $271 million and proceeds from the exercise of share options of $212 million. This increase was partially offset by capital expenditures, the repurchase of shares under the previously-announced program and to a lesser extent, dividend payments.

        Tyco International Group S.A., a wholly-owned subsidiary of the Company organized under the laws of Luxembourg ("TIGSA"), holds a $1.0 billion 5-year revolving credit facility expiring on December 16, 2009 and a $1.5 billion 3-year revolving bank credit facility expiring on December 21, 2007. Additionally, TIGSA holds a $500 million 3-year unsecured letter of credit facility expiring on June 15, 2007. At March 30, 2007, letters of credit of $494 million have been issued under the $500 million facility and $6 million remains available for issuance. At March 30, 2007, $700 million has been borrowed under the $1.5 billion 3-year revolving bank credit facility. There were no amounts borrowed under the other credit facility at March 30, 2007.

        TIGSA's bank credit agreements contain financial covenants, including a limit on the ratio of debt to earnings before interest, taxes, depreciation, and amortization and minimum levels of net worth, and limits on the incurrence of liens. The Company's indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions. None of these covenants are presently considered restrictive to the Company's operations. The Company is currently in compliance with all of its debt covenants.

        Dividend payments were $395 million in the first six months of 2007 and $402 million in the first six months of 2006. Following the Proposed Separation, we expect that all three companies will be dividend-paying companies.

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

Commitments and Contingencies

        At March 30, 2007, the Company had a contingent purchase price of $80 million related to the 2001 acquisition of Com-Net by Electronics. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in Tyco's Consolidated Financial Statements as the outcome of this contingency cannot be reasonably determined.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

Class Actions

        For a detailed discussion of contingencies related to Tyco's securities class actions, Employee Retirement Income Security Act litigation and investigation, and litigation against our former senior management, see Note 11 to our Consolidated Financial Statements. We are generally obligated to indemnify our directors and officers and our former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. While we have from time to time engaged plaintiffs' counsel in settlement discussions, we are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial position, results of operations or cash flows. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

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

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of March 30, 2007, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $146 million to $348 million. As of March 30, 2007, Tyco concluded that the best estimate within this range is approximately

$186 million, of which $28 million is included in accrued and other current liabilities and $158 million is included in other liabilities on the Company's Consolidated Balance Sheets. In view of the Company's financial position and reserves for environmental matters of $186 million, we believe that any potential payment of such estimated amounts will not have a material adverse effect on our financial position, results of operations or cash flows.

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

Compliance Matters

        Tyco has received and responded to various allegations and other information suggesting that certain improper payments were made by Tyco subsidiaries in recent years. During 2005 and 2006, Tyco reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to such allegations and information. Tyco also informed the DOJ and the SEC that it retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), that it would continue to make periodic progress reports to these agencies, and that it would present its factual findings upon conclusion of the baseline review. The Company has and will continue to have communications with the DOJ and SEC to provide updates on the baseline review being conducted by outside counsel, including, as appropriate, briefings concerning additional instances of potential improper payments identified by the Company in the course of its ongoing compliance activities. To date, the baseline review has revealed that some business practices may not comply with Tyco and FCPA requirements. At this time, Tyco cannot predict the outcome of other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of any or all of these matters. However, it is possible that the Company may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its financial position, results of operations or cash flows.

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

Backlog

        At March 30, 2007, Tyco had a backlog of unfilled orders of $14.9 billion, compared to a backlog of $13.7 billion at September 29, 2006. Backlog by segment was as follows ($ in millions):

	March 30, 2007	September 29, 2006
Fire and Security	$7,142	$7,000
Engineered Products and Services	4,265	3,742
Electronics	3,236	2,711
Healthcare	291	280

	$14,934	$13,733

        Within Fire and Security, backlog increased primarily as a result of strong bookings in North America and Europe. Backlog for Fire and Security includes recurring "revenue-in-force," which represents twelve months' fees for monitoring and maintenance services under contract in the security business. The amount of recurring revenue-in-force at March 30, 2007 and September 29, 2006 was $3.76 billion and $3.65 billion, respectively. Backlog within Engineered Products and Services increased primarily as a result of increased orders at Flow Control. The 19.4% increase in backlog at Electronics is primarily within Undersea Telecommunications as a result of signing contracts for several projects. Backlog in Healthcare represents unfilled orders, which, in the nature of the business, are normally shipped shortly after purchase orders are received. We do not view backlog in Healthcare to be a significant indicator of the level of future sales activity.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

        The aggregate amount outstanding under the Company's remaining international accounts receivable programs was $76 million and $75 million at March 30, 2007 and September 29, 2006.

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

        In 2001, Engineered Products and Services initiated a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain Model GB fire sprinkler heads which were originally manufactured by Central Sprinkler prior to Tyco's acquisition. Under this program, the sprinkler heads are being replaced over a 5-7 year period free of charge to property owners. Settlements during the quarter and six months ended March 30, 2007 include cash expenditures of $9 million and $17 million, respectively, related to the VRP. On May 1, 2007, the Consumer Products Safety Commission and the Company announced plans to end the VRP on August 31, 2007. Under these plans, the Company will fulfill all valid claims for replacement of faulty sprinklers received up to August 31, 2007.

        The Company records estimated product warranty costs at the time of sale. For further information on estimated product warranty, see Note 16 to the Consolidated Financial Statements.

Accounting Pronouncements

        Recently Issued Accounting Pronouncements—In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective for Tyco in the first quarter of fiscal 2009. The Company is currently assessing the impact that SFAS No. 159 will have on the results of its operations, financial position or cash flows.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS No. 158 requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Under SFAS No. 158, companies are required to measure plan assets and benefit obligations as of their fiscal year end. The Company presently uses a measurement date of August 31st. SFAS No. 158 also requires additional disclosure in the notes to the financial statements. The recognition provisions of SFAS No. 158 are effective at the end of fiscal 2007, while the measurement date provisions become effective in fiscal 2009. The Company is currently assessing the impact of SFAS No. 158 on its consolidated financial statements. Based on the funded status of defined benefit and other postretirement plans as of September 29, 2006, the Company estimates that it would recognize a net $356 million liability through a reduction in shareholders' equity. The ultimate amounts recorded are highly dependent on various estimates and assumptions including, among other things, the discount rate selected, future compensation levels and performance of plan assets. Changes in these assumptions could increase or decrease the estimated impact of implementing SFAS No. 158.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for Tyco beginning in fiscal 2009. The Company is currently assessing the impact, if any, that SFAS No. 157 will have on the results of its operations, financial position or cash flows.

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

  •
  results and consequences of Tyco's internal investigations and governmental investigations concerning the Company's governance, management, internal controls and operations including our business operations outside the U.S.;

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

  •
  availability of and fluctuations in the prices of key raw materials, including steel and copper;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The Company's exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure discussed in the 2006 Form 10-K/A. In order to manage the volatility relating to our more significant market risks, historically we have entered into forward foreign currency exchange contracts, cross-currency swaps, foreign currency options, and interest rate swaps. In assessing the current and future risk related to movements in interest rates, we commenced the termination of the interest rate and cross currency swaps in several tranches beginning in the fourth quarter of 2006. During the first quarter of 2007, we terminated the remaining contracts with a total notional amount of $0.6 billion, resulting in an aggregate terminated notional amount of $3.1 billion. The settlement of these swaps resulted in a net cash inflow of $63 million for the first quarter of 2007. Since the interest rate swaps were designated as hedging instruments of outstanding debt, the related aggregate $32 million loss adjustment to the carrying value of the related debt will be amortized over the remaining life of the related debt instruments.

        In December 2006, due to required changes to the legal entity structure to facilitate the Proposed Separation, the Company determined that it will no longer consider certain intercompany foreign currency transactions to be long-term investments. As a result, the related foreign currency transaction gains and losses on such investments were recorded in the income statement subsequent to this determination rather than to the currency translation component of shareholders' equity. Forward contracts that were previously designated as hedges of these net investments, of which the notional value was $4.9 billion at the time of de-designation, will continue to be used to manage this exposure but will no longer be designated as net investment hedges.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 30, 2007, our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal controls over financial reporting relating to accounting for income taxes, which we view as an integral part of our disclosure controls and procedures as discussed in Item 9A. Controls and Procedures in Form 10-K/A to the Annual Report on Form 10-K for the year ended September 29, 2006.

        Considerable actions have been taken to improve internal controls over our accounting for income taxes, and we will take further steps to strengthen controls, including the following planned actions:

  •
  enhance policies and procedures relating to tax account reconciliation and analysis;

  •
  evaluate and augment tax accounting resources;

  •
  further specify and communicate to information providers requirements for tax jurisdiction specific information; and

  •
  further strengthen communication and information flows between the Tax department and the Controller's group.

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

Securities Class Actions

        As previously reported in our periodic filings, we and certain of our former directors and officers have been named as defendants in over 40 securities class actions. We stipulated, pursuant to a court order, that each party to the Separation and Distribution Agreement will be primarily liable for a portion of the obligations arising from such litigation. The stipulation also provides that if any party defaults on its obligations, the other parties will be jointly and severally liable for those obligations. Most of the securities class actions have now been transferred to the United States District Court for the District of New Hampshire by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pretrial proceedings. On January 28, 2003, a consolidated securities class action complaint was filed in these proceedings. On January 7, 2005, we answered the plaintiffs' consolidated complaint. On January 14, 2005, lead plaintiffs made a motion for class certification, which we opposed on July 22, 2005. On July 5, 2005, we moved for revision of the court's October 14, 2004 order in light of a change in law, insofar as the order denied our motion to dismiss the consolidated complaint for failure to plead loss causation. On December 2, 2005, the court denied our motion. On April 4, 2006, plaintiffs filed a partial motion for summary judgment that was denied without prejudice to its later renewal. On June 12, 2006, the court entered an order certifying a class "consisting of all persons and entities who purchased or otherwise acquired Tyco securities between December 13, 1999 and June 7, 2002, and who were damaged thereby, excluding defendants, all of the officers, directors and partners thereof, members of their immediate families and their legal representatives, heirs, successors or assigns, and any entity in which any of the foregoing have or had a controlling interest." On June 26, 2006, we filed a petition for leave to appeal the class certification order to the United States Court of Appeals for the First Circuit. On September 22, 2006, the United States Court of Appeals for the First Circuit denied our petition. On July 6, 2006, the lead plaintiffs filed in the United States District Court for the District of New Hampshire a motion for a permanent injunction against prosecution of the class action styled Brazen v. Tyco International Ltd. that was certified by the Circuit Court for Cook County, Illinois. On October 26, 2006, the court denied plaintiffs' motion for injunctive relief without prejudice.

        As previously reported in our periodic filings, an action entitled Hess v. Tyco International Ltd., et al., was filed on June 3, 2004 in the Superior Court of the State of California for the County of Los Angeles against certain of our former directors and officers, our former auditors and Tyco. The complaint asserts claims of fraud, negligent representation, aiding and abetting breach of fiduciary duty, tortious interference with fiduciary relationship and conspiracy arising out of an underlying settlement of litigation brought by shareholders in Progressive Angioplasty Systems, Inc. where the plaintiffs received our stock as consideration. The claim seeks unspecified monetary damages and other relief. On October 25, 2006, the Court lifted its previous order staying the case during the pendency of a related arbitration to which Tyco was not a party. On December 26, 2006, Tyco filed a demurrer seeking dismissal of the action on the ground that the complaint failed to allege facts sufficient to state causes of action. The demurrer is fully briefed and argument is scheduled for June 7, 2007.

        As previously reported in our periodic filings, on November 27, 2002 the State of New Jersey, on behalf of several state pension funds, filed a complaint, New Jersey v. Tyco, in the United States District Court for the District of New Jersey against Tyco, our former auditors and certain of our former officers and directors. The complaint was amended on February 11, 2005, plaintiffs filed a Second Amended Complaint against Tyco, our former auditors, and certain of our former directors and officers. As against all defendants, the amended complaint asserts causes of action under Section 10(b)

of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, for common law fraud, aiding and abetting common law fraud, conspiracy to commit fraud and negligent misrepresentation. Claims are asserted against the individual defendants under Section 20(a) of the Securities Exchange Act of 1934, Section 15 of the Securities Act of 1933, Section 24(d) of the New Jersey Uniform Securities Law, Section 421-B:25(III) of the New Hampshire Uniform Securities Law, and for breaches of fiduciary duties. Claims are also asserted against certain of the individual defendants under Section 20A of the Securities Exchange Act of 1934, and for violation of the New Jersey RICO statute; against Tyco under Section 12(a)(2) of the Securities Act of 1933, Section 24(c) of the New Jersey Uniform Securities Law, Section 421-B:25(II) of the New Hampshire Uniform Securities Law, and for violation of, aiding and abetting violation of, and vicarious liability under the New Jersey RICO statute; against Tyco and certain of the individual defendants under Section 14(a) of the Securities Act of 1933 and Rule 14a-9 promulgated thereunder, and for conspiracy to violate the New Jersey RICO statute; against Tyco, our former auditors, and certain of the individual defendants under Section 11 of the Securities Act of 1933, and for violation of, and conspiracy to violate the New Jersey RICO statute; and against our former auditors and certain of the individual defendants for aiding and abetting violation of the New Jersey RICO statute. Finally, claims are asserted against the individual defendants and our former auditors for aiding and abetting the individual defendants' breaches of fiduciary duties. Plaintiffs assert that the defendants violated the securities laws and otherwise engaged in fraudulent acts by making materially false and misleading statements and omissions concerning, among other things, the following: unauthorized and improper compensation of certain of our former executives; their improper use of our funds for personal benefit and their improper self-dealing in real estate. The plaintiffs seek unspecified monetary damages and other relief. On June 10, 2005, the Company moved to dismiss in part the Amended Complaint, which motion remains pending before the Court.

        As previously reported in our periodic filings, the Company appealed to the United States Court of Appeals for the First Circuit the decision of the United States District Court for the District of New Hampshire to remand Brazen v. Tyco International Ltd. to the Circuit Court for Cook County, Illinois and Hromyak v. Tyco International Ltd., Goldfarb v. Tyco International Ltd., Mandel v. Tyco International Ltd., Myers v. Tyco International Ltd., Rappold v. Tyco International Ltd., and Schuldt v. Tyco International Ltd. to the Circuit Court for Palm Beach County, Florida. Plaintiffs moved to dismiss the Company's appeal. On December 29, 2004, the United States Court of Appeals for the First Circuit granted plaintiffs' motion and dismissed the Company's appeal. The Company moved in the Circuit Court for Palm Beach County, Florida to stay and to strike the class allegations in Goldfarb, Mandel, Myers, Rappold, and Schuldt and to dismiss Hromyak. On July 8, 2005, the Court granted in part and denied in part the motion to stay and to strike the class allegations in Goldfarb, Mandel, Myers, Rappold, and Schuldt. The Circuit Court granted Tyco's motion to dismiss Hromyak. The Hromyak plaintiffs filed a notice of appeal on September 20, 2005 and briefing has been completed. The Florida District Court of Appeal affirmed the dismissal.

        As previously reported in our periodic filings, after filing an initial complaint on June 26, 2002, plaintiff Lionel I. Brazen filed an amended class action complaint, on March 10, 2005, in the Circuit Court for Cook County, Illinois purporting to represent a class of purchasers who exchanged shares of Mallinckrodt, Inc. common stock for shares of Tyco common stock pursuant to the Joint Proxy Statement and Prospectus, and the Registration Statement in which it was included, in connection with the October 17, 2000 merger of Tyco and Mallinckrodt, Inc. Plaintiff names as defendants Tyco International Ltd., and certain former Tyco executives and asserts causes of action under Section 11, 12(a)(2) and 15 of the Securities Act of 1933. The amended class action complaint alleges that the defendants made statements in the Registration Statement and the Joint Proxy Statement and Prospectus that were materially false and misleading and failed to disclose material adverse facts regarding the business and operations of Tyco. The amended class action complaint seeks unspecified monetary damages and other relief. On April 21, 2005, the Company moved in the Circuit Court for

Cook County, Illinois to dismiss or stay or, in the alternative, to strike the class allegations. On July 22, 2005, the Court denied the Company's motion. On August 19, 2005, Tyco filed an interlocutory appeal of the Circuit Court for Cook County Illinois' July 22, 2005 memorandum and order, which was subsequently denied. On January 6, 2006, the plaintiff, joined by an additional named plaintiff Nancy Hammerslough, filed a renewed motion for class certification which was granted. On February 14, 2006, Tyco filed its answer to the complaint. On July 5, 2006, plaintiffs filed a partial motion for summary judgment which was denied on November 8, 2006. On November 22, 2006, plaintiffs filed a motion to reconsider the denial of their motion for summary judgment. On January 25, 2007, the Court denied plaintiffs' motion to reconsider.

        As previously reported in our periodic filings, on April 29, 2005, an action was filed against Tyco in the United States District Court for the Southern District of Florida, Stevenson v. Tyco International Ltd., et. al. Plaintiff names as additional defendants our current Chief Executive Officer, Edward Breen, our former Chief Financial Officer, David FitzPatrick, our former Executive Vice President and General Counsel, William Lytton, current members of Tyco's Board of Directors including Dennis Blair, Bruce Gordon, John Krol, Carl McCall, Brendan O'Neill, Sandra Wijnberg, and Jerome York, as well as former members of Tyco's Board of Directors, including Michael Ashcroft, Joshua Berman, Richard Bodman, John Fort, Steven Foss, Wendy Lane, Mackey McDonald, James Pasman, Peter Slusser and Joseph Welch. The complaint asserts causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges that defendants made material misrepresentations that resulted in artificially deflated stock prices. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire. On March 31, 2007, Tyco filed a motion to dismiss the complaint and briefing on that motion is not yet complete.

        On January 31, 2003 a civil action was filed by three plaintiffs in the United States District Court for the District of New Jersey, Cirella v. Tyco International et al. Plaintiff names as defendants Tyco International Ltd., Dennis Kozlowski, Mark H. Swartz and Mark A. Belnick. Plaintiff Philip M. Cirella alleges that he was a shareholder in CIT who received common shares of Tyco when it acquired CIT in 2000, and later purchased additional Tyco shares with Marguerite Cirella. Plaintiffs assert a cause of action against all defendants for violation of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 and a cause of action against the individual defendants for violation of Section 20(a) of the Exchange Act. The complaint alleges that the defendants failed to disclose related-party transactions, including the following: providing interest free loans, forgiving personal loans, purchasing personal properties, using company funds to purchase personal items, sales of Tyco shares while concealing information from investors, and failing to disclose an ongoing criminal investigation of Kozlowski, all of which resulted in an artificially inflated share price. Plaintiffs seek compensatory damages and costs against all defendants and punitive exemplary damages against the individual defendants. The Judicial Panel on Multidistrict Litigation has transferred the action to the United States District Court for the District of New Hampshire.

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

        As previously reported in our periodic filings, the Judicial Panel on Multidistrict Litigation was notified that Hall v. Kozlowski, an action relating to plaintiff's employment, 401(k) and pension plans and ownership of Tyco stock, may be an action that should be transferred to the United States District Court for the District of New Hampshire. Thereafter, the Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the District of New Hampshire. On March 16, 2005, Tyco International (US) Inc. answered plaintiff's amended complaint.

        As previously reported in our periodic filings, plaintiff moved to remand Davis v. Kozlowski, an action originally filed on December 9, 2003, from the United States District Court for the District of New Hampshire back to the Circuit Court of Cook County, Illinois. On March 17, 2005, the United States District Court for the District of New Hampshire granted plaintiff's motion to remand and denied defendants' motion to dismiss. On March 31, 2005, the Company moved for reconsideration of the court's remand order. On July 17, 2006, the court entered an order granting Tyco's motion to dismiss on the grounds that all of plaintiff's claims were preempted by federal law. The motion to dismiss was granted without prejudice to plaintiff's right to file another action in state court asserting claims that are not preempted by federal law. On January 8, 2007, plaintiff filed an action in the Circuit Court of Cook County, Illinois. The complaint seeks unspecified monetary damages and other relief. On January 12, 2007, Tyco removed the re-filed action to federal court in the United States District Court for the Northern District of Illinois, Eastern Division. On February 1, 2007, the Judicial Panel on Multidistrict Litigation (JPML) issued a conditional transfer order transferring the case to the District of New Hampshire. Plaintiffs filed a motion to remand the case to state court on February 12, 2007 and moved the JPML to vacate the conditional transfer order on March 9, 2007. We filed an opposition to the motion to vacate on March 29, 2007. On March 15, 2007, we filed an opposition to plaintiff's remand motion and filed a cross-motion to dismiss the action. Briefing on the cross-motion was completed on April 26, 2007.

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

ERISA Litigation & Investigation

        As previously reported in our periodic filings, Tyco and certain of our current and former employees, officers and directors, have been named as defendants in eight class actions brought under the Employee Retirement Income Security Act ("ERISA"). Two of the actions were filed in the United States District Court for the District of New Hampshire and the six remaining actions were transferred to that court by the Judicial Panel on Multidistrict Litigation. All eight actions have been consolidated in the District Court in New Hampshire. The consolidated complaint purports to bring claims on behalf of the Tyco International (US) Inc. Retirement Savings and Investment Plans and the participants therein and alleges that the defendants breached their fiduciary duties under ERISA by negligently misrepresenting and negligently failing to disclose material information concerning, among other things, the following: related-party transactions and executive compensation; our mergers and acquisitions and the accounting therefor, as well as allegedly undisclosed acquisitions; and misstatements of our financial results. The complaint also asserts that the defendants breached their fiduciary duties by allowing the Plans to invest in our shares when it was not a prudent investment. The complaints seek recovery of alleged plan losses arising from alleged breaches of fiduciary duties. On January 12, 2005, the United States District Court for the District of New Hampshire denied, without prejudice, the Company's motion to dismiss certain additional individual defendants from the action. On January 20, 2005, plaintiffs filed a motion for class certification. On January 27, 2005, the Company answered the plaintiffs' consolidated complaint. Also, on January 28, 2005, the Company and certain individual defendants filed a motion for reconsideration of the Court's January 12, 2005 order, insofar as it related to the Tyco International (US) Inc. Retirement Committee. On May 25, 2005, the Court denied the motion for reconsideration. On July 11, 2005, the Company and certain individual defendants opposed plaintiffs' motion for class certification. On August 15, 2006, the Court entered an order certifying a class "consisting of all Participants in the Plans for whose individual accounts the Plans purchased and/or held shares of Tyco Stock Fund at any time from August 12, 1998 to July 25, 2002." On August 29, 2006, Tyco filed a petition for leave to appeal the class certification order to the United States Court of Appeals for the First Circuit. On November 13, 2006, the Court denied Tyco's petition. On November 28, 2006, plaintiffs filed a motion seeking an order directing them to serve notice of the ERISA class action on potential class members. Tyco did not object to service of notice on potential class members, and on January 11, 2007, plaintiffs filed a motion, assented to by Tyco that proposed an agreed upon form of notice. On January 18, 2007, the court granted that motion. On December 5, 2006, plaintiffs filed a motion seeking leave to file an amended complaint. Subsequently, on January 10, 2007, plaintiffs filed a motion to withdraw their motion to amend the complaint without prejudice.

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

        Tyco International Ltd. v. Frank E. Walsh, Jr., United States District Court, Southern District of New York, No. 02-CV-4633, filed June 17, 2002. As previously reported in our periodic filings, we filed a civil complaint against Frank E. Walsh, Jr., a former director, for breach of fiduciary duty and related wrongful conduct involving receipt by Walsh of a $20 million payment in connection with our 2001 acquisition of the CIT Group, Inc. The action alleges causes of action for restitution, breach of fiduciary duty and inducing breach of fiduciary duty, conversion, unjust enrichment, and a constructive trust, and seeks recovery for all of the losses suffered by us as a result of the defendant director's conduct. On December 17, 2002, Mr. Walsh paid $20 million in restitution to Tyco, which was deposited by the Company in January 2003, as a result of a plea bargain agreement with the New York County District Attorney. Our claims against Mr. Walsh are still pending. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire. Discovery in this and the other affirmative cases is proceeding.

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

        Certain current and former employees in Fire and Security received subpoenas from the SEC's Division of Enforcement seeking testimony related to past accounting practices for the ADT dealer connect fees. The investigation, which began in June 2002, related to accounting practices employed by our former management. As previously reported in our periodic filings, these practices have been discontinued.

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

        As previously reported in our periodic filings, in November 2004, we received an order from the SEC to report facts and circumstances involving our participation, if any, in the United Nations Oil for Food Program governing sales of Iraqi oil. On January 10, 2005 and November 8, 2005, we responded to the order and provided information concerning transactions under the United Nations Oil for Food Program. On January 31, 2006, we received a subpoena from the SEC to produce additional documents and information related to the participation of three of our businesses in the United Nations Oil for Food Program. The SEC notified us on June 7, 2006 that it was dismissing us from the SEC's investigation of the United Nations Oil for Food Program.

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

        On March 22, 2006, the district court issued its Memorandum of Decision regarding the post-trial motions. In the Memorandum, the district court (i) vacated the jury's liability findings on two business practices; (ii) affirmed the jury's liability finding on two other business practices; (iii) vacated the jury's damage award in its entirety; and (iv) ordered a new trial on damages. The district court held the new trial on the damages on October 18 and 19, 2006. On January 25, 2007, the district court ordered an additional hearing on the issue of damages, which took place on March 22, 2007. Tyco has assessed the status of this matter and has concluded that it is more likely than not that the jury's decision will be overturned, and, further, Tyco intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in the Consolidated Financial Statements with respect to this damage award.

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

Environmental Litigation

        As previously reported in our periodic filings, we have been in discussions with the U.S. Environmental Protection Agency and the New Jersey Department of Environmental Protection regarding historic environmental compliance issues at a facility sold by Tyco in 2000. In a letter dated February 10, 2006, the U.S. Environmental Protection Agency proposed a penalty of $1,750,000 for alleged violations at this facility. The Company discussed this matter in detail with the Environmental

Protection Agency and, on April 26, 2007, paid a penalty of $1,137,000 in settlement of all alleged violations.

Asbestos Matters

        As previously reported in our periodic filings, Tyco and some of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. The majority of these cases have been filed against subsidiaries in Healthcare and Engineered Products and Services. Each case typically names between dozens to hundreds of corporate defendants. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. The Company will continue to vigorously defend these lawsuits and the Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims. When appropriate, the Company settles claims. However, the total amount paid in any year to settle and defend all asbestos claims has been immaterial. As of March 30, 2007 there were approximately 15,500 asbestos liability cases pending against the Company and our subsidiaries.

Compliance Matters

        As previously reported in our periodic filings, we have received and responded to various allegations that certain improper payments were made by our subsidiaries in recent years. During 2005, we reported to the U.S. Department of Justice (DOJ) and the SEC the investigative steps and remedial measures that we have taken in response to the allegations. We also informed the DOJ and the SEC that we retained outside counsel to perform a company-wide baseline review of our policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act, that we would continue to make periodic progress reports to these agencies, and that we would present our factual findings upon conclusion of the baseline review. We have and will continue to have communications with the DOJ and SEC to provide updates on the baseline review being conducted by outside counsel, including, as appropriate, briefings concerning additional instances of potential improper payments identified by us in the course of our ongoing compliance activities. To date, the baseline review has revealed that some business practices may not comply with Tyco and FCPA requirements. At this time, we cannot predict the outcome of these matters reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of any or all of these matters. However, it is possible that we may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on our financial position, results of operations or cash flows.

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

        Management estimates that the income statement charges to complete the Proposed Separation will be at the high end of the previously disclosed range of $1.2 billion to $1.6 billion, after-tax. However, actual costs could exceed that estimate and could have a material adverse effect on our results of operations or cash flows.

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

        As a result of actions taken by our former senior corporate management, we, some members of our former senior corporate management, current and former members of our Board of Directors and our current Chief Executive Officer, former Chief Financial Officer and former General Counsels are named defendants in a number of purported class actions alleging violations of certain disclosure provisions of the federal securities laws. Tyco, certain of our current and former employees, some members of our former senior corporate management and some former members of our Board of Directors also are named as defendants in several ERISA class actions.

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

        We estimate that our available cash and our cash flow from operations will be adequate to fund our operations and service our debt for the foreseeable future. In making this estimate, we have not assumed the need to make any material payments in connection with our pending litigation or investigations. Any material adverse legal judgments, fines, penalties or settlements arising from our pending investigations and litigation could require additional funding. If such developments require us to obtain additional funding, we cannot provide assurance that we will be able to obtain the additional funding that we need on commercially reasonable terms or at all, which could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Risks Relating to Our Businesses

  Cyclical industry and economic conditions have affected and may continue to adversely affect our financial condition, results of operations or cash flows.

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

        The ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon our experience, current information and applicable laws, we believe that it is probable that we would incur remedial costs (including asset retirement obligations of $113 million) of approximately $299 million, of which $28 million is included in accrued expenses and other current liabilities and $271 million is included in other liabilities on the Consolidated Balance Sheets. Environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with such laws, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition or results of operations or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.

  We may be required to recognize additional impairment charges.

        Pursuant to accounting principles generally accepted in the United States, we are required to periodically assess our goodwill, intangibles and other long-lived assets to determine if they are impaired. Disruptions to our business, end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures, the Proposed Separation plan and market capitalization declines may result in additional charges for goodwill and other asset impairments. Future impairment charges could substantially affect our reported earnings in the periods of such charges and could adversely affect our financial condition, results of operations or cash flows. In addition, such charges would substantially reduce our consolidated net worth and our shareholders' equity, increasing our debt-to-total-capitalization ratio. Such a substantial reduction in consolidated net worth and increase in debt as a percentage of total capitalization could result in a default under our credit facilities.

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

  We are named as a defendant to a variety of litigation in the course of our business that could cause a material adverse effect on our financial condition, results of operations or cash flows.

        In the ordinary course of business, we are named as a defendant in a significant amount of litigation, including claims for damages arising out of the use of our products, litigation alleging the infringement of intellectual property rights, litigation alleging anti-competitive behavior, product liability litigation, employment matters and commercial disputes. In certain circumstances, patent infringement and anti-trust laws permit successful plaintiffs to recover treble damages. In addition, our Healthcare business is subject to regulation and potential litigation. The defense of these lawsuits may divert our management's attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies, that could cause a material adverse effect on our financial condition, results of operations or cash flows. Moreover, any insurance or indemnification rights that we have may be insufficient or unavailable to protect us against potential loss exposures.

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

        Attrition rates for customers in our global electronic security services business continued to decline to an average of 13.1% on a trailing 12-month basis as of March 30, 2007. Although the attrition rate has been declining, if attrition rates were to trend upward, ADT's recurring revenue and results of operations would be adversely affected. We amortize the costs of ADT's contracts and related customer relationships purchased through the ADT dealer program based on the estimated life of the customer relationships. Internally generated residential and commercial account pools are similarly amortized. If the attrition rates were to rise, we may be required to accelerate the amortization of the costs, which could have a material adverse effect on our financial condition, results of operations or cash flows.

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

  We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

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

        A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that material misstatements of the annual or interim financial statements will not be prevented or detected. Over the past four years, significant internal control, informational systems and process improvements have been implemented in our tax accounting processes. However, we determined that control deficiencies existed related to

  •
  consolidating entries and computing taxes on a jurisdictional specific basis to allow for proper calculation, analysis and reconciliation of taxes receivable, taxes payable and related deferred taxes, and

  •
  procedures with respect to classification of tax amounts in the consolidated balance sheet.

        The control deficiencies did not result in a material misstatement to our consolidated financial statements in any period presented, however, the design and operation of procedural and monitoring controls may not have prevented or detected at the level of less than remote likelihood, errors from occurring that could have been material, either individually or in the aggregate.

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

Risks Relating to Our Jurisdiction of Incorporation

  Legislation and negative publicity regarding Bermuda companies could increase our tax burden and affect our financial condition, results of operations or cash flows.

Legislation Relating to Government Contracts

        We continue to assess the potential impact of various U.S. federal and state legislative proposals that would deny governmental contracts to U.S. companies that move their corporate location abroad. The legislative proposals could cover the 1997 acquisition of Tyco International Ltd., a Massachusetts corporation, by ADT Limited (a public company that had been located in Bermuda since the 1980's with origins dating back to the United Kingdom since the early 1900's), as a result of which ADT changed its name to Tyco International Ltd. and became the parent to the Tyco group.

        We are unable to predict with any level of certainty the likelihood or final form in which any such proposed legislation might become law, the nature of regulations that may be promulgated under any future legislative enactments, or the financial impact such enactments and increased regulatory scrutiny may have on our business.

Tax Legislation

        The United States Congress has in the past considered legislation affecting the tax treatment of U.S. companies that have undertaken certain types of expatriation transactions. In October 2004, the United States Congress enacted such legislation, which did not, however, retroactively apply to the 1997 acquisition of Tyco International Ltd. by ADT Limited. Legislation passed by the U.S. Senate on November 18, 2005 would have modified parts of the American Jobs Creation Act of 2004, but did not become law. We expect various U.S. Treasury Department studies to be released and tax proposals to be introduced in the United States Congress in the future and cannot provide assurance that these proposals would not have adverse effects on Tyco if enacted. Such adverse effects could include substantially reducing the tax benefits of our corporate structure, materially increasing our tax burden or otherwise adversely affecting our financial condition, results of operations or cash flows.

Negative Publicity

        There is continuing negative publicity regarding, and criticism of, U.S. companies' use of, or relocation to, offshore jurisdictions, including Bermuda. As a Bermuda company, this negative publicity could harm our reputation and impair our ability to generate new business if companies or governmental agencies decline to do business with us as a result of any perceived negative public image of Bermuda companies or the possibility of our customers receiving negative media attention from doing business with a Bermuda company.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
12/30/06–1/26/07	6,760	$30.87	—	—
1/27/07–3/2/07	—	—	—	—
3/3/07–3/30/07	236,837	$31.82	—	—

        The transactions described in the table above represent the repurchase of shares by the Company, through an affiliate, from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        The 2007 Annual General Meeting of Shareholders (the "Meeting") of the Company was held on March 8, 2007.

        At the Meeting, a total of 1,543,490,323 common shares (78.1% of outstanding common shares as of the record date, January 12, 2007) were voted. The two Company proposals submitted at the Meeting were passed as described below.

        The following is a brief description of each matter voted upon at the Meeting. Percentages indicated below reflect the percentage of the total number of common shares voted at the Meeting.

Proposal 1.    To elect the Board of Directors of the Company:

        The following is a tabulation of the votes submitted in respect of Proposal 1 of the Proxy Statement. Proxies giving discretion to the chairman of the Meeting were voted in favor of each candidate. There were zero broker non-votes.

	NUMBER OF VOTES FOR	% OF QUORUM	NUMBER OF VOTES WITHHELD
Dennis C. Blair	1,532,936,485	99.3%	10,553,838
Edward D. Breen	1,529,960,203	99.1%	13,530,120
Brian Duperreault	1,534,148,227	99.4%	9,342,096
Bruce S. Gordon	1,534,186,984	99.4%	9,303,339
Rajiv L. Gupta	1,533,481,811	99.4%	10,008,512
John A. Krol	1,534,076,680	99.4%	9,413,643
H. Carl McCall	1,533,364,599	99.3%	10,125,724
Brendan R. O'Neill	1,533,423,138	99.3%	10,067,185
William S. Stavropoulos	1,531,358,376	99.2%	12,131,947
Sandra S. Wijnberg	1,534,040,299	99.4%	9,450,024
Jerome B. York	1,520,062,754	98.5%	23,427,569

Proposal 2.    A proposal to re-appoint Deloitte & Touche LLP as the independent auditors and to authorize the Audit Committee to set the auditors' remuneration:

        A total of 1,534,222,388 shares (99.4%) were voted for and 6,391,915 shares (0.41%) were voted against this proposal. There were 2,876,020 abstentions and zero broker non-votes.

        A Special General Meeting of Shareholders (the "Special Meeting") of the Company was also held on March 8, 2007.

        At the Special Meeting, a total of 1,596,298,186 common shares (80.7% of outstanding common shares as of the record date, January 12, 2007) were voted. The two Company proposals submitted at the Special Meeting were passed as described below.

        The following is a brief description of each matter voted upon at the Special Meeting. Percentages indicated below reflect the percentage of the total number of common shares voted at the Meeting.

Proposal 1.    A proposal to approve a reverse stock split of the Company's common shares at a split ratio of 1 for 4:

        A total of 1,585,095,604 shares (99.3%) were voted for and 9,019,179 shares (0.57%) were voted against this proposal. There were 2,183,403 abstentions and zero broker non-votes.

Proposal 2.    A proposal to approve a consequential amendment to the Company's Amended & Restated Bye-Laws:

        A total of 1,585,450,455 shares (99.3%) were voted for and 7,759,813 shares (0.49%) were voted against this proposal. There were 3,087,918 abstentions and zero broker non-votes.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Exhibit
10.1	Settlement Agreement, dated April 10, 2007, between Tyco Electronics AMP Gmbh, Tyco Electronics Logistics, Tyco International Ltd. and Juergen Gromer (filed herewith).
10.2
Bridge Loan Agreement, dated as of April 25, 2007, among Tyco International Group S.A., Tyco International Ltd., Tyco International Finance S.A., the Lenders party thereto, and Citibank, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 27, 2007).
10.3
Bridge Loan Agreement, dated as of April 25, 2007, among Tyco International Group S.A., Tyco International Ltd., Covidien International Finance S.A., Covidien Ltd., the Lenders party thereto, and Citibank, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 27, 2007).
10.4
Bridge Loan Agreement, dated as of April 25, 2007, among Tyco International Group S.A., Tyco International Ltd., Tyco Electronics Group S.A., Tyco Electronics Ltd., the Lenders party thereto, and Bank of America, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 27, 2007).
10.5
Credit Agreement, dated as of April 25, 2007, among Tyco International Finance S.A., Tyco International Ltd., the Lenders party thereto, and Citibank, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on April 27, 2007).
10.6
Credit Agreement, dated as of April 25, 2007, among Covidien International Finance S.A., Tyco International Ltd., Covidien Ltd., the Lenders party thereto, and Citibank, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on April 27, 2007).
10.7
Credit Agreement, dated as of April 25, 2007, among Tyco Electronics Group S.A., Tyco International Ltd., Tyco Electronics Ltd., the Lenders party thereto, and Bank of America, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on April 27, 2007).
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
Date: May 8, 2007

QuickLinks

TYCO INTERNATIONAL LTD. INDEX TO FORM 10-Q
PART I. FINANCIAL INFORMATION
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in millions, except per share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in millions, except share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in millions)
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED) For the Six Months Ended March 30, 2007 and March 31, 2006 (in millions)
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CONDENSED CONSOLIDATING STATEMENT OF INCOME For the Quarter Ended March 30, 2007 (in millions)
CONDENSED CONSOLIDATING STATEMENT OF INCOME (RESTATED) For the Quarter Ended March 31, 2006 (in millions)
CONDENSED CONSOLIDATING STATEMENT OF INCOME For the Six Months Ended March 30, 2007 (in millions)
CONDENSED CONSOLIDATING STATEMENT OF INCOME (RESTATED) For the Six Months Ended March 31, 2006 (in millions)
CONDENSED CONSOLIDATING BALANCE SHEET March 30, 2007 (in millions)
CONDENSED CONSOLIDATING BALANCE SHEET September 29, 2006 (in millions)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Six Months Ended March 30, 2007 (in millions)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (RESTATED) For the Six Months Ended March 31, 2006 (in millions)
Results of Operations
Liquidity and Capital Resources
Commitments and Contingencies
Off-Balance Sheet Arrangements
Accounting Pronouncements
Forward-Looking Information
PART II. OTHER INFORMATION
SIGNATURES