Form 10-Q
period 2007-06-29
TYCO INTERNATIONAL LTD /BER/
filed 2007-08-09
CIK 833444

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2007
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

        The number of common shares outstanding as of August 2, 2007 was 497,135,302.

TYCO INTERNATIONAL LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006 (Restated)
Revenue from product sales	$3,123	$2,844	$8,869	$8,075
Service revenue	1,962	1,871	5,781	5,586

Net revenue	5,085	4,715	14,650	13,661
Cost of product sales	2,248	2,110	6,402	5,798
Cost of services	1,162	1,119	3,454	3,407
Selling, general and administrative expenses	1,236	1,188	3,695	3,525
Class action settlement, net	2,875	—	2,875	—
Separation costs	28	19	85	32
Goodwill impairment	46	—	46	—
Restructuring and asset impairment charges, net	47	7	159	14
Losses on divestitures	3	1	12	2

Operating (loss) income	(2,560)	271	(2,078)	883
Interest income	32	9	64	37
Interest expense	(80)	(65)	(211)	(214)
Other expense, net	(259)	—	(257)	—

(Loss) income from continuing operations before income taxes and minority interest	(2,867)	215	(2,482)	706
Income taxes	(166)	(45)	(212)	(167)
Minority interest	(2)	—	(3)	—

(Loss) income from continuing operations	(3,035)	170	(2,697)	539
(Loss) income from discontinued operations, net of income taxes	(516)	698	774	1,817

(Loss) income before cumulative effect of accounting change	(3,551)	868	(1,923)	2,356
Cumulative effect of accounting change, net of income taxes	—	—	—	(14)

Net (loss) income	$(3,551)	$868	$(1,923)	$2,342

Basic earnings per share:
(Loss) income from continuing operations	$(6.13)	$0.34	$(5.45)	$1.07
(Loss) income from discontinued operations	(1.05)	1.38	1.56	3.61

(Loss) income before cumulative effect of accounting change	(7.18)	1.72	(3.89)	4.68
Cumulative effect of accounting change	—	—	—	(0.03)

Net (loss) income	$(7.18)	$1.72	$(3.89)	$4.65

Diluted earnings per share:
(Loss) income from continuing operations	$(6.13)	$0.33	$(5.45)	$1.05
(Loss) income from discontinued operations	(1.05)	1.35	1.56	3.50

(Loss) income before cumulative effect of accounting change	(7.18)	1.68	(3.89)	4.55
Cumulative effect of accounting change	—	—	—	(0.03)

Net (loss) income	$(7.18)	$1.68	$(3.89)	$4.52

Weighted-average number of shares outstanding:
Basic	495	506	495	504
Diluted	495	518	495	524

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)

	June 29, 2007	September 29, 2006
Assets
Current Assets:
Cash and cash equivalents	$1,310	$2,193
Accounts receivable, less allowance for doubtful accounts of $228 and $229, respectively	3,320	2,983
Inventories	1,927	1,627
Class action settlement escrow	2,972	—
Other current assets	1,836	1,836
Assets of discontinued operations	—	33,493

Total current assets	11,365	42,132
Property, plant and equipment, net	3,531	3,549
Goodwill	11,502	11,293
Intangible assets, net	2,668	2,730
Other assets	3,095	3,307

Total Assets	$32,161	$63,011

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	$384	$773
Accounts payable	1,635	1,666
Class action settlement liability	2,972	—
Accrued and other current liabilities	3,645	3,664
Liabilities of discontinued operations	—	7,643

Total current liabilities	8,636	13,746
Long-term debt	4,101	8,877
Other liabilities	4,107	4,947

Total Liabilities	16,844	27,570

Commitments and Contingencies (Note 10)
Minority interest	37	54
Shareholders' Equity:
Common shares, $0.80 par value, 1,000,000,000 shares authorized; 496,881,097 and 498,030,095 shares outstanding, net of -0- and 26,245,695 shares owned by subsidiaries, respectively	397	398
Capital in excess:
Share premium	9,172	8,787
Contributed surplus	5,445	14,493
Accumulated earnings	—	10,692
Accumulated other comprehensive income	266	1,017

Total Shareholders' Equity	15,280	35,387

Total Liabilities and Shareholders' Equity	$32,161	$63,011

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	For the Nine Months Ended
	June 29, 2007	June 30, 2006 (Restated)
Cash Flows From Operating Activities:
Net (loss) income	$(1,923)	$2,342
Income from discontinued operations	(774)	(1,817)
Cumulative effect of accounting change	—	14

(Loss) income from continuing operations	(2,697)	539
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	879	897
Non-cash compensation expense	124	116
Deferred income taxes	(156)	(92)
Provision for losses on accounts receivable and inventory	63	34
Loss on extinguishment of debt	259	1
Goodwill impairment	46	—
Non-cash restructuring, asset impairment and divestiture charges, net	29	5
Other non-cash items	(5)	11
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(264)	(118)
Inventories	(271)	(168)
Accounts payable	(88)	(16)
Accrued and other liabilities	(178)	(205)
Income taxes, net	(148)	9
Class action settlement liability	2,972	—
Other	278	(13)

Net cash provided by operating activities	843	1,000

Net cash provided by discontinued operating activities	2,458	2,162

Cash Flows From Investing Activities:
Capital expenditures	(480)	(403)
Proceeds from disposal of assets	15	16
Acquisition of businesses, net of cash acquired	(26)	(2)
Acquisition of customer accounts (ADT dealer program)	(273)	(266)
Purchase accounting and holdback liabilities	(5)	(6)
Divestiture of businesses, net of cash retained	85	871
Class action settlement escrow	(2,960)	—
Liquidation of rabbi trust investments	271	—
Decrease in investments	13	56
Decrease in restricted cash	6	20
Other	23	5

Net cash (used in) provided by investing activities	(3,331)	291

Net cash used in discontinued investing activities	(868)	(890)

Cash Flows From Financing Activities:
Proceeds of short-term debt	1,517	5
Repayment of short-term debt	(1,151)	(19)
Proceeds of long-term debt	308	—
Repayment of long-term debt	(6,599)	(1,065)
Proceeds from exercise of share options	388	204
Dividends paid	(791)	(605)
Repurchase of common shares by subsidiary	(668)	(1,918)
Transfers from discontinued operations	8,541	887
Other	21	(7)

Net cash provided by (used in) financing activities	1,566	(2,518)

Net cash used in discontinued financing activities	(908)	(1,142)

Effect of currency translation on cash	39	10
Effect of currency translation on cash related to discontinued operations	33	7
Net decrease in cash and cash equivalents	(168)	(1,080)
Less: net increase in cash related to discontinued operations	(715)	(137)
Cash and cash equivalents at beginning of period	2,193	2,779

Cash and cash equivalents at end of period	$1,310	$1,562

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

For the Nine Months Ended June 29, 2007 and June 30, 2006

(in millions)

	Number of Common Shares	Common Shares $0.80 Par Value	Share Premium	Contributed Surplus	Accumulated Earnings (Restated)	Accumulated Other Comprehensive Income (Restated)	Total (Restated)
Balance at September 30, 2005	504	$403	$8,540	$15,507	$7,909	$260	$32,619
Comprehensive income:
Net income					2,342		2,342
Currency translation						327	327
Minimum pension liability						(3)	(3)

Total comprehensive income							2,666
Dividends declared					(607)		(607)
Restricted share grants, net of forfeitures	1	1		(1)			—
Share options exercised, including tax benefit of $1 million	3	2	202	1			205
Repurchase of common shares by subsidiary	(18)	(14)		(1,904)			(1,918)
Exchange of convertible debt	14	11		1,224			1,235
Compensation expense				217			217
Other				20			20

Balance at June 30, 2006	504	$403	$8,742	$15,064	$9,644	$584	$34,437

	Number of Common Shares	Common Shares $0.80 Par Value	Share Premium	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Income	Total
Balance at September 29, 2006	498	$398	$8,787	$14,493	$10,692	$1,017	$35,387
Comprehensive income:
Net loss					(1,923)		(1,923)
Currency translation						682	682
Unrealized gain on marketable securities and derivative instruments, net of tax expense						1	1
Minimum pension liability, net of tax expense of $28 million						42	42

Total comprehensive income							(1,198)
Dividends declared					(593)		(593)
Share options exercised, including tax benefit of $29 million	4	3	385	29			417
Repurchase of common shares by subsidiary	(5)	(4)		(664)			(668)
Compensation expense				238			238
Distribution of Covidien and Tyco Electronics				(8,651)	(8,176)	(1,476)	(18,303)

Balance at June 29, 2007	497	$397	$9,172	$5,445	$—	$266	$15,280

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation, Restatement and Summary of Significant Accounting Policies

        Basis of Presentation—The unaudited Consolidated Financial Statements include the consolidated results of Tyco International Ltd., a company organized under the laws of Bermuda, and its subsidiaries (Tyco and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Tyco").

        Effective June 29, 2007, Tyco completed the spin-offs of Covidien and Tyco Electronics, formerly Healthcare and Electronics businesses, respectively, into separate, publicly traded companies (the "Separation") in the form of a distribution to Tyco shareholders. The distribution was made on June 29, 2007, to Tyco shareholders of record on June 18, 2007, the record date. Each Tyco shareholder received 0.25 of a common share of each of Covidien and Tyco Electronics for each Tyco common share held on the record date. Tyco shareholders received cash in lieu of fractional shares for amounts of less than one Covidien or Tyco Electronics common share. The distribution was structured to be tax-free to Tyco shareholders except to the extent of cash received in lieu of fractional shares. While we are a party to Separation and Distribution, Tax Sharing and certain other agreements, we have determined that there is no significant continuing involvement between us and Covidien or Tyco Electronics as discussed in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and EITF Issue No. 03-13, "Applying the Conditions of Paragraph 42 of SFAS No. 144 in Determining Whether to Report Discontinued Operations." Therefore, we have classified Covidien and Tyco Electronics as discontinued operations in all periods presented.

        Additionally, on the distribution date, the Company, as approved by its Board of Directors, effected a reverse stock split of Tyco's common shares, at a split ratio of one for four. Shareholder approval for the reverse stock split was obtained at the March 8, 2007 Special General Meeting of Shareholders. Share and per share data for all periods presented have been adjusted to reflect the reverse stock split.

        During the quarters ended June 29, 2007 and June 30, 2006, the Company incurred pre-tax costs related to the Separation, including loss on early extinguishment of debt, of $830 million and $56 million, respectively, related primarily to debt refinancing, tax restructuring, professional services and employee-related costs. Of this amount, $28 million and $19 million is included in separation costs, $259 million and $0 million related to loss on early extinguishment of debt is included in other expense, net and $543 million and $37 million is included in discontinued operations, respectively. During the nine months ended June 29, 2007 and June 30, 2006, the Company incurred pre-tax costs related to the Separation, including loss on early extinguishment of debt, of $1,021 million and $89 million, respectively. Of this amount, $85 million and $32 million is included in separation costs, $259 million and $0 million related to loss on early extinguishment of debt is included in other expense, net and $677 million and $57 million is included in discontinued operations, respectively.

        Additionally, the quarter ended June 29, 2007 includes tax charges related to the Separation primarily for the write-off of deferred tax assets that will no longer be realizable of $138 million, of which $56 million is included in income taxes and $82 million is included in discontinued operations. The nine months ended June 29, 2007 includes tax charges of $173 million, of which $85 million is included in income taxes and $88 million is included in discontinued operations.

        In connection with the Separation, the Company has realigned its management and segment reporting structure. The segment data presented reflects this new segment structure and has been reclassified to exclude the results of discontinued operations. The Company reports financial and operating information in the following five segments, effective March 31, 2007:

  •
  ADT Worldwide designs, sells, installs, services and monitors electronic security systems to residential, commercial, industrial and governmental customers.

  •
  Fire Protection Services designs, sells, installs and services fire detection and fire suppression systems to commercial, industrial and governmental customers.

  •
  Flow Control designs, manufactures, sells and services valves, pipes, fittings, valve automation and heat tracing products for the water and wastewater markets, the oil and energy markets and other process industries.

  •
  Safety Products designs, manufactures and sells fire protection, security and life safety products, including fire suppression products, breathing apparatus, intrusion security, access control and video management systems. In addition, Safety Products manufactures products installed and serviced by ADT Worldwide and Fire Protection Services.

  •
  Electrical and Metal Products designs, manufactures and sells steel tubing and pipe products, as well as cable products, including pre-wired armored cable and flexible conduit products for commercial construction.

        Tyco also provides general corporate services to its segments and these costs are reported as Corporate and Other. The Company's Infrastructure Services business provides consulting, engineering, construction management and operating services for the water, wastewater, environmental, transportation and facilities markets and is also reported as Corporate and Other.

        During the quarter ended December 29, 2006, we sold Aguas Industriales de Jose, C.A. ("AIJ"), a joint venture that was majority owned by our Infrastructure Services business. It met the held for sale and discontinued operations criteria and has been included in discontinued operations in all periods presented.

        The financial statements have been prepared in United States dollars and in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end condensed balance sheet data was derived from audited financial statements. These financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 29, 2006 (the "2006 Form 10-K/A").

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

        References to 2007 and 2006 are to Tyco's fiscal quarters ending June 29, 2007 and June 30, 2006 respectively, unless otherwise indicated.

  Restatement—Accounting for Income Taxes

        During the second quarter of 2007, the Company identified certain errors in its income tax accounting primarily related to maintaining and tax effecting jurisdictional data and the classification of tax amounts in the Consolidated Balance Sheets. In addition, certain errors had been recorded and disclosed in the period in which they were identified rather than in the period in which they occurred since they were immaterial. While these errors were immaterial both individually and in the aggregate to Tyco's Consolidated Financial Statements at the time they were recorded, the Company determined that these errors would be material to Tyco's income from continuing operations upon completion of the Separation. Accordingly, the Company restated its Consolidated Financial Statements on April 20, 2007.

  Effect of Restatement

        The total impact of these errors is an increase of income tax expense of $104 million for the nine months ended June 30, 2006, including $11 million in discontinued operations. These errors did not affect results for the three months ended June 30, 2006 or any period in 2007. The Company has restated its reported results to reflect the impact on income taxes.

        The following table reflects the impact of the income tax restatement on the Company's Consolidated Statement of Income. The amounts previously reported are derived from the Form 10-Q for the quarter ended June 30, 2006 filed on August 8, 2006 and have been reclassified for the effects of discontinued operations.

	Nine Months Ended June 30, 2006
	Amounts Previously Reported	Adjustments to Income Taxes	As Restated	Reclass to Discontinued Operations(1)	As Restated and Reclassified
	($ in millions, except per share data)
Consolidated Statements of Income Data:
Revenue from product sales	$24,393	$—	$24,393	$(16,318)	$8,075
Service revenue	5,807	—	5,807	(221)	5,586
Net revenue	30,200	—	30,200	(16,539)	13,661
Cost of product sales	16,560	—	16,560	(10,762)	5,798
Cost of services	3,555	—	3,555	(148)	3,407
Selling, general and administrative expenses	6,040	—	6,040	(2,515)	3,525
Separation costs	89	—	89	(57)	32
Restructuring and asset impairment charges, net	28	—	28	(14)	14
(Gains) losses on divestitures	(39)	—	(39)	41	2
Operating income	3,967	—	3,967	(3,084)	883
Interest income	95	—	95	(58)	37
Interest expense	(545)	—	(545)	331	(214)
Other expense, net	(3)	—	(3)	3	—
Income from continuing operations before income taxes and minority interest	3,514	—	3,514	(2,808)	706
Income taxes	(719)	(93)	(812)	645	(167)
Minority interest	(7)	—	(7)	7	—
Income from continuing operations	2,788	(93)	2,695	(2,156)	539
(Loss) income from discontinued operations, net of income taxes	(328)	(11)	(339)	2,156	1,817
Income before cumulative effect of accounting change	2,460	(104)	2,356	—	2,356
Net income(2)	2,446	(104)	2,342	—	2,342
Basic earnings per share(2):
Income from continuing operations	$5.53				$1.07
(Loss) income from discontinued operations	(0.64)				3.61
Income before cumulative effect of accounting change	4.89				4.68
Cumulative effect of accounting change	(0.03)				(0.03)
Net income	$4.86				$4.65
Diluted earnings per share(2):
Income from continuing operations	$5.37				$1.05
(Loss) income from discontinued operations	(0.62)				3.50
Income before cumulative effect of accounting change	4.75				4.55
Cumulative effect of accounting change	(0.03)				(0.03)
Net income	$4.72				$4.52

(1)
Amounts have been reclassified to reflect Covidien, Tyco Electronics and AIJ as discontinued operations.

(2)
Amounts and per share data previously reported include an adjustment to reflect a $14 million cumulative effect of accounting change (see Note 5).

        The following table reflects the impact of the income tax restatement on the Company's Consolidated Statement of Cash Flow for the nine months ended June 30, 2006. The amounts previously reported are derived from the Form 10-Q for the quarter ended June 30, 2006 filed on August 8, 2006 and have been reclassified for the effects of discontinued operations as well as other reclassifications to conform with the current period presentation.

	Nine Months Ended June 30, 2006
	Amounts Previously Reported	Adjustments to Income Taxes	As Restated	Reclass to Discontinued Operations(1)	As Restated and Reclassified
	($ in millions)
Consolidated Cash Flow Data:
Net income(2)	$2,446	$(104)	$2,342	$—	$2,342
Loss (income) from discontinued operations	328	11	339	(2,156)	(1,817)
Cumulative effect of accounting change	14	—	14	—	14
Income from continuing operations	2,788	(93)	2,695	(2,156)	539
Depreciation and amortization	1,539	—	1,539	(642)	897
Non-cash compensation expense	211	—	211	(95)	116
Deferred income taxes	79	21	100	(192)	(92)
Provision for losses on accounts receivable and inventory	127	—	127	(93)	34
Loss on extinguishment of debt	2	—	2	(1)	1
(Gains) losses on divestitures	(39)	—	(39)	44	5
Other non-cash items	36	—	36	(25)	11
Accounts receivable, net	(254)	—	(254)	136	(118)
Inventories	(721)	—	(721)	553	(168)
Accounts payable	228	—	228	(244)	(16)
Accrued and other liabilities	(659)	—	(659)	454	(205)
Income taxes, net	(141)	72	(69)	78	9
Other, net	(3)	—	(3)	(10)	(13)
Net cash provided by operating activities	3,193	—	3,193	(2,193)	1,000
Net cash (used in) provided by in discontinued operating activities	(43)	—	(43)	2,205	2,162
Capital expenditures	(1,118)	—	(1,118)	715	(403)
Proceeds from disposal of assets	28	—	28	(12)	16
Acquisition of businesses, net of cash acquired	(155)	—	(155)	153	(2)
Purchase accounting and holdback liabilities	(23)	—	(23)	17	(6)
Divestitures of businesses, net of cash retained	933	—	933	(62)	871
Decrease in investments	45	—	45	11	56
Decrease in restricted cash	47	—	47	(27)	20
Net cash (used in) provided by investing activities	(509)	—	(509)	800	291
Net cash used in discontinued investing activities	(89)	—	(89)	(801)	(890)
Net repayment of short-term debt	(1,214)	—	(1,214)	130	(1,084)
(Repayment) proceeds of long-term debt	(4)	—	(4)	9	5
Transfers (to) from discontinued operations	(236)	—	(236)	1,123	887
Other	(20)	—	(20)	13	(7)
Net cash used in financing activities	(3,793)	—	(3,793)	1,275	(2,518)
Net cash provided by (used in) discontinued financing activities	144	—	144	(1,286)	(1,142)
Net decrease in cash and cash equivalents	(1,080)	—	(1,080)	—	(1,080)
Less: net increase in cash related to discontinued operations	(12)	—	(12)	(125)	(137)
Cash and cash equivalents at beginning of year	3,212	—	3,212	(433)	2,779
Cash and cash equivalents at end of period	2,120	—	2,120	(558)	1,562

(1)
Amounts have been reclassified to reflect Covidien, Tyco Electronics and AIJ as discontinued operations as well as other reclassifications to conform with the current period presentation.

(2)
Amounts previously reported include an adjustment to reflect a $14 million cumulative effect of accounting change (see Note 5).

        Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation.

  Subscriber System Assets and Related Deferred Revenue Accounts and Dealer Intangibles

        The Company generally considers assets related to the acquisition of new customers in its electronic security business in three asset categories: internally generated residential subscriber systems, internally generated commercial subscriber systems (collectively referred to as subscriber system assets) and customer accounts acquired through the ADT dealer program (referred to as dealer intangibles). Subscriber system assets include installed property, plant and equipment for which Tyco retains ownership and deferred costs directly related to the customer acquisition and system installation. Subscriber system assets and any deferred revenue resulting from the customer acquisition are accounted for over the expected life of the subscriber. In certain geographical areas where the Company has a large number of customers that behave in a similar manner over time, the Company accounts for subscriber system assets and related deferred revenue using pools, with separate pools for the components of subscriber system assets and any related deferred revenue based on the month and year of acquisition. All dealer intangible assets are accounted for in pools.

        Effective as of the beginning of the third quarter of 2007, Tyco changed the depreciation method and estimated useful life used to account for pooled subscriber system assets (primarily in North America) and related deferred revenue from the straight-line method with lives ranging from 10 to 14 years to an accelerated method with lives of 15 years. The accelerated method utilizes declining balance rates based on geographical area ranging from 160% to 195% for residential subscriber pools and 145% to 265% for commercial subscriber pools and converts to a straight line methodology when the resulting depreciation charge is greater than that from the accelerated method. The Company will continue to use a straight-line method with a 14-year life for non-pooled subscriber system assets (primarily in Europe and Asia) and related deferred revenue, with remaining balances written off upon customer termination.

        The change in the method and estimated useful life used to account for pooled subscriber system assets and related deferred revenue results from our ongoing analysis of all pertinent factors, including actual customer attrition data specific to customer categories and geographical areas, demand, competition, and the estimated technological life of the installed systems. The pertinent factors have been influenced by management's ongoing customer retention programs, as well as tactical and strategic initiatives to improve service delivery, customer satisfaction, and the credit worthiness of the subscriber customer base. In accordance with SFAS No. 154, "Accounting Changes and Error Correction," the change in method used to account for pooled subscriber system assets and related deferred revenue accounts represents a change in accounting estimate effected by a change in accounting principle and is accounted for prospectively. The change in method is based on information obtained by continued observation of the expected benefits inherent in the pooled subscriber system assets by customer category and is preferable, as it results in depreciation and amortization that are more reflective of the pattern of expected benefits derived from these assets. All pertinent factors, including actual customer attrition data specific to customer categories and geographical areas, demand, competition, and the estimated technological life of the installed systems, will continue to be reviewed by the Company at each balance sheet date to assess the continued appropriateness of methods and estimated useful lives.

        The effects of the change described above decreased net revenue by $10 million, decreased depreciation expense by $19 million, decreased selling, general and administrative expenses by $1 million, decreased loss from continuing operations and net loss by $6 million each and increased basic and diluted earnings per share by $0.01 for both the three and nine month periods ended June 29, 2007.

        Effective as of the beginning of the third quarter of 2007, Tyco also changed the estimated useful life of dealer intangibles in geographical areas comprising approximately 90% of the net carrying value of dealer intangibles from 12 to 15 years. The Company continues to amortize dealer intangible assets on an accelerated basis. The change in the estimated useful life used to account for dealer intangibles results from our ongoing analysis of all pertinent factors, including actual customer attrition data, demand, competition, and the estimated technological life of the installed systems. The pertinent factors have been influenced by management's ongoing customer retention programs, as well as tactical and strategic initiatives to improve service delivery, customer satisfaction, and the credit worthiness of the subscriber customer base. In accordance with SFAS No. 154, the change in estimated useful life of dealer intangibles is accounted for prospectively. The effect of the change in estimated useful life for dealer intangibles decreased loss from continuing operations and net loss by $3 million each and increased basic and diluted earnings per share by $0.01 for both the three and nine month periods ended June 29, 2007.

        Recently Issued Accounting Pronouncements—In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective for Tyco in the first quarter of fiscal 2009. The Company is currently assessing the impact that SFAS No. 159 will have on the results of its operations, financial position or cash flows.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS No. 158 requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Under SFAS No. 158, companies are required to measure plan assets and benefit obligations as of their fiscal year end. The Company presently uses a measurement date of August 31st. SFAS No. 158 also requires additional disclosure in the notes to the financial statements. The recognition provisions of SFAS No. 158 are effective at the end of fiscal 2007, while the measurement date provisions become effective in fiscal 2009. The Company is currently assessing the impact of SFAS No. 158 on its consolidated financial statements. Based on the funded status of defined benefit and other postretirement plans as of September 29, 2006, the Company estimates that it would recognize a net $74 million liability through a reduction in shareholders' equity. The ultimate amounts recorded are highly dependent on various estimates and assumptions including, among other things, the discount rate selected, future compensation levels and performance of plan assets. Changes in these assumptions could increase or decrease the estimated impact of implementing SFAS No. 158.

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

2.    Discontinued Operations and Divestitures

Discontinued Operations

        During the third quarter of 2007, Tyco completed the Separation and has presented its Healthcare and Electronics businesses as discontinued operations in all periods presented.

        During the quarter ended June 29, 2007, interest income, interest expense and other expense, net of $20 million, $104 million and $389 million, respectively, were included in discontinued operations. During the quarter ended June 30, 2006, interest income, interest expense and other expense, net of $16 million, $102 million and $0 million, respectively, were included in discontinued operations.

        During the nine months ended June 29, 2007, interest income, interest expense and other expense, net of $68 million, $301 million and $381 million, respectively, were included in discontinued operations. During the nine months ended June 30, 2006, interest income, interest expense and other expense, net of $58 million, $331 million and $3 million, respectively, were included in discontinued operations.

        In each period, net interest and loss on early extinguishment of debt, which is included in other expense, net in the Consolidated Statements of Income, amounts were proportionally allocated to Covidien and Tyco Electronics based on the debt amounts that Tyco believes were utilized by Covidien and Tyco Electronics historically inclusive of amounts directly incurred. Allocated net interest was calculated using our historical weighted-average interest rate on debt including the impact of interest rate swap agreements.

        The Company has used available information to develop its best estimates for certain assets and liabilities related to the Separation. In limited instances, final determination of the balances will be made in subsequent periods, such as in the case of the cash true-up adjustment, as specified in the Separation and Distribution Agreement, and when final income tax returns are filed in certain jurisdictions where those returns include a combination of Tyco, Covidien and/or Tyco Electronics legal entities. These adjustments are not expected to be material and will be recorded through shareholder's equity in subsequent periods when finally determined.

        Power Systems, which was part of the Tyco Electronics business, met the held for sale criteria during the third quarter of 2007. As a result, the Company recorded a pre-tax impairment charge of $585 million, which is included in discontinued operations, to write the business down to its fair value.

        During the first quarter of 2007, AIJ, a joint venture that was majority owned by our Infrastructure Services business, was sold for $42 million in net cash proceeds and a pre-tax gain on sale of $19 million was recorded. Also, during the first quarter of 2007, the Company collected a $30 million receivable due from the purchaser of the Plastics, Adhesives and Ludlow Coated Products businesses related to the decline in average resin prices.

        During the fourth quarter of 2006, the Company entered into a definitive sale agreement to divest the Printed Circuit Group ("PCG") business of the Tyco Electronics business. During the first quarter of 2007, the Company consummated the sale of its PCG business for $231 million in net cash proceeds and recorded a pre-tax gain on the sale of $45 million.

        During the second quarter of 2006, the Company completed the sale of the Plastics, Adhesives and Ludlow Coated Products businesses for $975 million in gross cash proceeds. Final working capital and other adjustments resulted in net proceeds of $882 million. During the first half of 2006, the Company recognized a pre-tax impairment and loss on sale of $282 million.

        Also, during the first half of 2006, the Company entered into a definitive sale agreement for the A&E Products Group. As a result, the Company recorded a pre-tax impairment and loss on sale charge of $22 million. The sale of the A&E Products Group was completed in the third quarter of 2006 for gross cash proceeds of $5 million. The Company recognized a loss on sale of $3 million.

        The AIJ, PCG, Plastics, Adhesives and Ludlow Coated Products and A&E Products businesses all met the held for sale and discontinued operations criteria and have been included in discontinued operations in all periods presented.

        Net revenue, income from operations, loss on sale and income tax expense for discontinued operations are as follows ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net revenue	$6,082	$5,916	$17,713	$17,609

Pre-tax income from discontinued operations	$503	$989	$2,342	$2,827
Pre-tax loss on sale of discontinued operations	(749)	(39)	(827)	(327)
Income tax expense	(270)	(252)	(741)	(683)

(Loss) income from discontinued operations, net of income taxes	$(516)	$698	$774	$1,817

        Separation costs included in pre-tax loss on sale for the three and nine months ended June 29, 2007 were $154 million and $289 million, respectively. Separation costs included in pre-tax loss on sale for the three and nine months ended June 30, 2006 were $37 million and $57 million, respectively.

        Balance sheet information for discontinued operations is as follows ($ in millions):

September 29, 2006
Cash and cash equivalents	$732
Accounts receivable, net	4,162
Inventories	3,224
Other current assets	1,604
Property, plant and equipment, net	5,862
Goodwill and other intangibles, net	15,976
Other assets	1,933

Total assets	$33,493

Current maturities of long-term debt	$35
Accounts payable	1,898
Accrued and other current liabilities	2,293
Long-term debt	488
Other liabilities	2,929

Total liabilities	$7,643

Losses on divestitures

        During the nine months ended June 29, 2007 and June 30, 2006, the Company recorded $12 million and $2 million, respectively, of divestiture charges in continuing operations in connection with the divestiture or write-down to fair-value of certain businesses.

3.    Acquisitions

        Cash paid for acquisitions by businesses included in continuing operations, primarily Safety Products and Flow Control, during the nine months ended June 29, 2007 totaled $26 million. Cash paid for acquisitions, primarily ADT Worldwide and Flow Control, during the nine months ended June 30, 2006 totaled $2 million.

        During the third quarter of 2007, Tyco's Healthcare business acquired intellectual property from Sorbx, LLC, for $30 million. In connection with the acquisition, the Company recorded a $30 million in-process research and development charge, included within loss from discontinued operations in the Consolidated Statement of Income.

        During the fourth quarter of 2006, Tyco's Healthcare business acquired over 50% ownership of Airox S.A. ("Airox") for $59 million, net of cash acquired of $4 million. During the first quarter of 2007, Tyco's Healthcare business acquired the remaining outstanding shares of Airox in a mandatory tender offer for approximately $47 million in cash, and now owns 100% of the business. During the first quarter of 2007, the Company also recorded an additional $8 million in-process research and development charge, included within loss from discontinued operations, net in the Consolidated Statements of Income, in conjunction with the acquisition. In-process research and development charges for the entire acquisition totaled $19 million.

        During the six months ended March 31, 2006, Tyco's Healthcare business acquired over 90% ownership in Floreane Medical Implants, S.A. for approximately $122 million, net of cash acquired of $3 million. During the second quarter of 2007, the Company acquired additional outstanding shares for approximately $9 million in cash, and now has over 95% ownership. During the six months ended March 31, 2006, the Company recorded a $3 million in-process research and development charge, included within loss from discontinued operations, net in the Consolidated Statements of Income, in conjunction with the acquisition.

        In-process research and development charges relate to the development of certain technology that has not yet obtained regulatory approval. As of the acquisition date, the in-process research and development was not considered to be technologically feasible or to have any alternative future use.

        These acquisitions were funded utilizing cash from operations. The results of operations of the acquired companies have been included in the consolidated results from the respective acquisition dates. These acquisitions did not have a material effect on the Company's financial position, results of operations or cash flows.

        At June 29, 2007, the Company had $14 million of acquisition liabilities on the Consolidated Balance Sheets, of which $4 million are included in accrued and other current liabilities and $10 million are included in other liabilities. These acquisition liabilities relate to facility exit costs, employee severance and benefits, distributor and supplier cancellation fees and other costs. At September 29, 2006, the Company had $40 million of acquisition liabilities on the Consolidated Balance Sheets, of which $7 million are included in accrued and other current liabilities, $11 million are included in other liabilities and $22 million are included in liabilities of discontinued operations.

        During the nine months ended June 29, 2007 and June 30, 2006, the Company paid cash of approximately $28 million and $97 million, respectively, relating to purchase accounting and holdback liabilities related to certain prior period acquisitions. Of the total cash paid during the nine months ended June 29, 2007 and June 30, 2006, $23 million and $91 million, respectively, was reported in discontinued operations. Holdback liabilities represent a portion of the purchase price that is withheld from the seller pending finalization of the acquisition balance sheet and other contingencies. At June 29, 2007, holdback liabilities on our Consolidated Balance Sheets were $20 million, of which $9 million are included in accrued and other current liabilities and $11 million are included in other liabilities. At September 29, 2006, holdback liabilities on our Consolidated Balance Sheets were $112 million, of which $7 million are included in accrued and other current liabilities, $9 million are included in other liabilities and $96 million are included in liabilities of discontinued operations.

4.    Restructuring and Asset Impairment Charges, Net

        Restructuring and asset impairment charges, net during the quarters and nine months ended June 29, 2007 and June 30, 2006 are as follows ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
ADT Worldwide	$11	$4	$67	$3
Fire Protection Services	12	—	25	—
Flow Control	2	2	13	4
Safety Products	8	1	20	6
Electrical and Metal Products	—	—	—	—
Corporate and Other	16	—	37	1

	49	7	162	14
Inventory charges in cost of sales	(2)	—	(3)	—

Restructuring and asset impairment charges, net	$47	$7	$159	$14

2007 Charges

        During the first quarter of 2007, the Company launched a restructuring program across the segments including the corporate organization which will streamline some of the businesses and reduce the operational footprint. The Company expects to incur charges related to the program of approximately $350 million to $400 million through the end of 2008.

        The restructuring program includes numerous actions which are designed to improve operating efficiency and strengthen the Company's competitive position in the future. To date, many of the actions initiated related to improving field efficiencies and consolidating certain administrative functions in the European operations of ADT Worldwide and Fire Protection Services. In addition, Corporate began to consolidate certain headquarter functions. The restructuring actions were largely reductions in workforce and are expected to be completed by the end of 2008.

        Net restructuring and asset impairment charges during the third quarter of 2007 were $49 million, which include $2 million reflected in cost of sales for the non-cash write down in carrying value of inventory. The remaining charge is comprised of restructuring charges of $47 million, which include $37 million of severance and $5 million of facility exit charges and other cash charges, and $5 million of asset impairments. During the nine months ended June 29, 2007, the Company recorded net restructuring and asset impairment charges of $162 million, which include $3 million reflected in cost of sales for the non-cash write down in carrying value of inventory. The remaining charge is comprised of restructuring charges of $159 million, which include $137 million of severance and $9 million of facility exit charges and other cash charges, and $13 million of asset impairments.

2006 Charges

        Net restructuring and asset impairment charges during the third quarter of 2006 were $7 million, which include $6 million of severance and impairments of long-lived assets of $1 million. During the nine months ended June 30, 2006, the Company recorded net restructuring and asset impairment charges of $14 million, which is comprised of net restructuring charges of $13 million and impairments of long-lived assets of $1 million.

Restructuring Reserves

        Restructuring reserves from September 29, 2006 to June 29, 2007 by the year in which the restructuring action was initiated are as follows ($ in millions):

	Year of Restructuring Action
	2007	Prior	Total
Balance at September 29, 2006	$—	$36	$36
Charges	148	2	150
Reversals	(1)	(3)	(4)
Utilization	(24)	(11)	(35)
Reclass/transfers	(13)	—	(13)
Currency translation	1	1	2

Balance at June 29, 2007	$111	$25	$136

Restructuring reserves by segment are as follows ($ in millions):

	June 29, 2007	September 29, 2006
ADT Worldwide	$72	$20
Fire Protection Services	27	7
Flow Control	7	2
Safety Products	9	2
Electrical and Metal Products	1	1
Corporate and Other	20	4

	$136	$36

        At June 29, 2007, $117 million of restructuring reserves are included in accrued and other current liabilities and $19 million are included in other liabilities. At September 29, 2006, $17 million of restructuring reserves are included in accrued and other current liabilities and $19 million are included in other liabilities.

5.    Cumulative Effect of Accounting Change

        During 2006, the Company adopted FIN No. 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143." FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 requires that conditional asset retirement obligations, along with the associated capitalized asset retirement costs, be initially reported at their fair values. Upon adoption, the Company recognized a liability of $32 million for asset retirement obligations and an increase of $10 million in the carrying amount of the related assets, of which $19 million and $5 million are reflected in liabilities and assets of discontinued operations, respectively. The initial recognition resulted in a cumulative effect of accounting change of $22 million pre-tax loss ($14 million after-tax), reflecting the accumulated depreciation and accretion that would have been recognized in prior periods had the provisions of FIN No. 47 been in effect at the time.

6.    Earnings Per Share

        As discussed in Note 1, the Company effected a reverse stock split of Tyco's common shares, at a split ratio of one for four. Share and per share data for all periods presented have been adjusted to reflect the reverse stock split.

        The reconciliations between basic and diluted earnings per share are as follows (in millions, except per share data):

	Quarter Ended June 29, 2007			Quarter Ended June 30, 2006
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share:
(Loss) income from continuing operations	$(3,035)	495	$(6.13)	$170	506	$0.34
Share options, restricted share awards and deferred stock units	—	—		—	3
Exchange of convertible debt	—	—		2	9

Diluted earnings per share:
(Loss) income from continuing operations, giving effect to dilutive adjustments	$(3,035)	495	$(6.13)	$172	518	$0.33

	Nine Months Ended June 29, 2007			Nine Months Ended June 30, 2006
	Income	Shares	Per Share	Income (Restated)	Shares	Per Share (Restated)
Basic earnings per share:
(Loss) income from continuing operations	$(2,697)	495	$(5.45)	$539	504	$1.07
Share options, restricted share awards and deferred stock units	—	—		—	4
Exchange of convertible debt	—	—		11	16

Diluted earnings per share:
(Loss) income from continuing operations, giving effect to dilutive adjustments	$(2,697)	495	$(5.45)	$550	524	$1.05

        The computation of diluted earnings per common share for the quarter and nine months ended June 29, 2007 excludes the effect of the potential exercise of options to purchase approximately 27 million shares and 29 million shares, respectively, because the effect would be anti-dilutive. The computation of dilutive earnings per common share for the quarter and nine months ended June 29, 2007 excludes restricted share awards and deferred stock units of approximately 4 million shares in both periods because the effect would be anti-dilutive. Additionally, the computation of diluted earnings per common share for the quarter and nine months ended June 29, 2007 excludes the impact of convertible debt of approximately 6 million shares and 8 million shares, respectively, because the effect would be anti-dilutive.

        The computation of diluted earnings per common share for the quarter and nine months ended June 30, 2006 excludes the effect of the potential exercise of options to purchase approximately 22 million shares for both periods because the effect would be anti-dilutive. The computation of diluted earnings per common share for the quarter and nine months ended June 30, 2006 excludes restricted share awards of approximately 2 million shares for both periods because the effect would be anti-dilutive.

7.    Goodwill and Intangible Assets

        In connection with the Separation, during the third quarter of 2007 Tyco reorganized into a new management and segment reporting structure. As part of these organizational changes, the Company assessed new reporting units and conducted valuations to determine the assignment of goodwill to the new reporting units based on their estimated relative fair values. In determining fair value, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and market place data. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment. Changes to these factors and judgments could result in impairment to one or more of our reporting units in a future period.

        Following the relative fair value goodwill allocation, the Company then tested goodwill for impairment by comparing the fair value of each reporting unit with its carrying value amount. If the carrying amount of a reporting unit exceeded its fair value, goodwill was considered potentially impaired. Where goodwill was potentially impaired, the Company compared the implied fair value of the reporting unit goodwill to the carrying amount of that goodwill. Based on a preliminary evaluation, the carrying amount of goodwill exceeded the implied fair value of goodwill in the Australia and New Zealand Security Services business, part of the ADT Worldwide segment. As a result, the Company recognized a pre-tax goodwill impairment of $46 million in the third quarter of 2007. This impairment loss is preliminary and will be adjusted, if necessary, in the fourth quarter when certain estimates used in the determination of the implied fair value of goodwill are finalized.

        The changes in the carrying amount of goodwill are as follows ($ in millions):

Total
Balance at September 29, 2006	$11,293
Purchase accounting adjustments	(9)
Acquisitions	15
Divestitures	(1)
Impairments	(50)
Currency translation	254

Balance at June 29, 2007	$11,502

        After goodwill was reallocated, the goodwill balance for each segment was as follows ($ in millions):

Total
ADT Worldwide	$4,946
Fire Protection Services	1,474
Flow Control	1,917
Safety Products	2,058
Electrical and Metal Products	1,047
Corporate and Other	60

Balance at June 29, 2007	$11,502

        The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets ($ in millions):

	June 29, 2007			September 29, 2006
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Contracts and related customer relationships	$5,623	$3,422	14 years	$5,251	$3,028	12 years
Intellectual property	526	338	15 years	518	295	14 years
Other	19	12	11 years	15	9	11 years

Total	$6,168	$3,772	14 years	$5,784	$3,332	12 years

Non-Amortizable:
Intellectual property	$256			$264
Other	16			14

Total	$272			$278

        Intangible asset amortization for the quarters ended June 29, 2007 and June 30, 2006 was $126 million and $129 million, respectively. Intangible asset amortization for the nine months ended June 29, 2007 and June 30, 2006 was $385 million and $389 million, respectively.

        The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be approximately $100 million for the remainder of 2007, $450 million for 2008, $400 million for 2009, $300 million for 2010, $250 million for 2011 and $200 million for 2012.

        See Note 1 for change in estimated life of dealer intangibles.

8.    Debt

        Debt was as follows ($ in millions):

	June 29, 2007	September 29, 2006
6.125% Euro denominated public notes due 2007(2)	$—	$762
Revolving bank credit facility due 2007	—	700
364-day senior bridge loan facility due 2008(1)	367	—
6.125% public notes due 2008	300	399
5.5% Euro denominated notes due 2008	—	869
6.125% public notes due 2009	215	399
6.75% public notes due 2011	516	999
6.375% public notes due 2011	849	1,500
6.5% British Pound denominated public notes due 2011	—	373
Revolving senior credit facility due 2012	308	—
6.0% notes due 2013	654	997
3.125% convertible senior debentures due 2023	24	750
7.0% public notes due 2028	437	497
6.875% public notes due 2029	723	790
6.5% British Pound denominated public notes due 2031	—	536
Other(1)(2)	92	79

Total debt	4,485	9,650
Less current portion	384	773

Long-term debt	$4,101	$8,877

(1)
These instruments, plus $17 million of the amount shown as other, comprise the current portion of long-term debt as of June 29, 2007.

(2)
These instruments, plus $11 million of the amount shown as other, comprise the current portion of long-term debt as of September 29, 2006.

Debt Tenders

        On April 27, 2007, Tyco announced that, in connection with the Separation, Tyco and certain of its subsidiaries that are issuers of its corporate debt had commenced tender offers to purchase for cash substantially all of its outstanding U.S. dollar denominated public debt, aggregating approximately $6.6 billion. Of this amount, approximately $5.9 billion was non-convertible U.S. debt and $750 million was convertible U.S. debt, with maturities from 2007 to 2029. In conjunction with the tender offers, the relevant issuer solicited consents for certain clarifying amendments to the indentures pursuant to which the debt was issued. Tyco received acceptance notices for approximately $2.1 billion, or 36% of its outstanding non-convertible U.S. debt and approximately $726 million or 97% of its outstanding convertible U.S. debt. Debt which was not tendered in an amount of approximately $3.8 billion remains with Tyco.

        Additionally, Tyco International Group S.A., a wholly-owned subsidiary of the Company organized under the laws of Luxembourg ("TIGSA"), commenced on April 30, 2007 tender offers to purchase for cash all of its outstanding Euro and Pound Sterling denominated public debt, aggregating the equivalent of approximately $1.9 billion, with maturities from 2008 to 2031, issued under its Euro Medium Term Note Programme (the "EMTN Notes") and a consent solicitation for certain clarifying amendments to the fiscal agency agreement pursuant to which the EMTN Notes were issued. Tyco received acceptance notices for approximately $1.5 billion, or 80% of its EMTN Notes. The remaining EMTN Notes were repurchased pursuant to an optional redemption.

        In connection with the debt tender offers, Tyco incurred a pre-tax charge for the early extinguishment of debt of approximately $647 million, for which no tax benefit is available. This charge consists primarily of premium paid and the write-off of unamortized debt issuance costs and discounts, of which $388 million is included in discontinued operations.

        TIGSA's remaining debt was contributed to Tyco International Finance S.A. ("TIFSA"), a wholly owned subsidiary of the company and successor company to TIGSA.

Bank and Credit Facilities

        On April 25, 2007, Tyco, certain of its subsidiaries and a syndicate of banks entered into three 364-day unsecured bridge loan facilities with an aggregate commitment amount of $10 billion. At the end of May 2007, the aggregate commitment amount under these facilities was increased to $12.5 billion. Tyco borrowed approximately $8.9 billion under the unsecured bridge loan facilities to fund its debt tender offers, repay its existing bank credit facilities and to finance the class action settlement. Of this amount, approximately $4.3 billion and $3.6 billion was assigned to Covidien and Tyco Electronics, respectively. Tyco initially guaranteed the new unsecured bridge loan facilities and Covidien and Tyco Electronics each assumed Tyco's obligations with respect to their unsecured bridge loan facilities upon the Separation. Tyco's aggregate commitment under its unsecured bridge loan facility is $4.7 billion. On June 29, 2007, $367 million remained outstanding under its unsecured bridge loan facility. This facility has a variable interest rate based on LIBOR. The margin over LIBOR payable by TIFSA can vary based on changes in its credit rating.

        Additionally, on April 25, 2007, Tyco, certain of its subsidiaries and a syndicate of banks entered into three unsecured revolving credit facilities with an initial aggregate commitment amount of $2.5 billion that increased to $4.25 billion at the time of the Separation. Of the aggregate commitment amount of $4.25 billion, a $1.25 billion commitment is available to Tyco, and a $1.5 billion commitment is available to each of Covidien and Tyco Electronics. The revolving credit facilities will be used for working capital, capital expenditures and other corporate purposes. Tyco initially guaranteed the new revolving credit facilities and Covidien and Tyco Electronics each assumed Tyco's obligations with respect to their revolving credit facilities upon the Separation. At June 29, 2007, Tyco has borrowed $308 million under its unsecured revolving credit facility. This facility has a variable interest rate based on LIBOR. The margin over LIBOR payable by TIFSA can vary based on changes in its credit rating.

        The unsecured revolving credit facilities replaced TIGSA's existing $1.0 billion 5-year revolving credit facility, $1.5 billion 3-year revolving bank credit facility and $500 million 3-year unsecured letter of credit facility, which were all terminated by June 1, 2007 prior to their scheduled expiration dates of December 16, 2009, December 21, 2007 and June 15, 2007, respectively. On the date of termination, no amounts were borrowed under the $1.0 billion facility and the $1.5 billion facility, and letters of credit of $494 million were issued under the $500 million facility. On June 21, 2007, Tyco, TIFSA and a syndicate of banks entered into a new $500 million letter of credit facility expiring on December 15, 2007. At June 29, 2007, there were $494 million of letters of credit issued and outstanding.

9.    Financial Instruments

Interest Rate Exposures

        At September 29, 2006, the Company had interest rate swaps in a net loss position of $6 million designated as fair value hedges with expiration dates in 2011. During the first quarter of 2007, the Company terminated the interest rate swaps. Since the interest rate swaps were designated as hedging instruments of outstanding debt, the related loss will be amortized over the remaining life of the related debt instruments. At September 29, 2006, the Company also had interest rate and foreign currency swap agreements in a net gain position of $52 million designated as a fair value hedge with an expiration date in 2011. During the first quarter of 2007, the Company terminated these agreements. The settlement of these swaps and $17 million of swaps in a gain position that were terminated in the fourth quarter of 2006 resulted in a net cash inflow of $63 million in the first quarter of 2007. In connection with the debt tender offer, $9 million of unamortized loss on interest rate swaps was accelerated and recorded as a loss on retirement of debt and included in other expense, net (see Note 8). At June 29, 2007 there were no cross-currency or interest rate swaps outstanding.

Foreign Currency Exposures

        Previously, the Company hedged its net investment in certain foreign operations. The cumulative translation adjustment component of other comprehensive income includes a net loss of $15 million and $299 million during the quarter and nine months ended June 29, 2007, respectively, for hedges of the foreign currency exposure of the Company's net investment in certain foreign operations. In connection with the Separation and the debt tender, the Company de-designated its 6.125% Euro denominated public notes due 2007 on March 29, 2007, its 5.5% Euro denominated public notes due 2008 and its 6.5% British Pound denominated public notes due 2031 on May 21, 2007, that had previously been considered as hedges of net investments in certain foreign operations. At June 29, 2007, the Company did not hedge its net investments in foreign operations, and all of its outstanding borrowings were denominated in U.S. dollars.

        In December 2006, due to required changes to the legal entity structure to facilitate the Separation, the Company determined that it would no longer consider certain intercompany foreign currency transactions to be long-term investments. As a result, the related foreign currency transaction gains and losses on such investments were recorded in the income statement subsequent to this determination rather than to the currency translation component of shareholders' equity. Forward contracts that were previously designated as hedges of these net investments, continued to be used to manage this exposure but were no longer designated as net investment hedges.

10.    Commitments and Contingencies

        The Company has facility, vehicle and equipment leases that expire at various dates through the year 2050. The Company also has facility and equipment commitments under capital leases. A schedule of minimum lease payments for non-cancelable leases as of September 29, 2006 follows (dollars in millions):

	Operating Leases	Capital Leases
2007	$318	$12
2008	251	11
2009	185	9
2010	126	8
2011	83	6
Thereafter	213	61

	1,176	107
Less: amount representing interest	—	45

	$1,176	$62

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

        In connection with the Separation, the Company entered into a liability sharing agreement regarding certain class actions that were pending against Tyco prior to the Separation. Subject to the terms and conditions of the Separation and Distribution Agreement, the Company will manage and control all the legal matters related to assumed contingent liabilities as described in the Separation and Distribution Agreement, including the defense or settlement thereof, subject to certain limitations.

        Tyco will assume 27%, Covidien will assume 42% and Tyco Electronics will assume 31% of certain Tyco pre-separation contingent and other corporate liabilities, which include securities class action litigation, ERISA class action litigation, certain legacy tax contingencies and any actions with respect to the spin-offs or the distributions made or brought by any third party. Any amounts relating to these contingent and other corporate liabilities paid by Tyco after the spin-offs that are subject to the allocation provisions of the Separation and Distribution Agreement will be shared among Tyco, Covidien and Tyco Electronics pursuant to the same allocation ratio. As described in the Separation and Distribution Agreement, Tyco, Tyco Electronics and Covidien are jointly and severally liable for all amounts relating to the previously disclosed securities class action settlement. All costs and expenses that Tyco incurs in connection with the defense of such litigation, other than the amount of any judgment or settlement, which will be allocated in the manner described above, will be borne equally by Covidien, Tyco Electronics and Tyco.

Class Actions and Class Action Settlement

        As a result of actions taken by certain of the Company's former senior corporate management, Tyco, some members of the Company's former senior corporate management, including its former Chief Executive Officer, former Chief Financial Officer, former members of its Board of Directors and former General Counsel are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws. In addition, Tyco, certain of its current and former employees, some members of the Company's former senior corporate management and some former members of the Company's Board of Directors also are named as defendants in several Employee Retirement Income Security Act ("ERISA") class actions. The Company is generally obligated to indemnify its directors and officers and its former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, the Company's insurance carriers may decline coverage, or the Company's coverage may be insufficient to cover its expenses and liability, in some or all of these matters.

        On May 14, 2007, Tyco entered into a Memorandum of Understanding with plaintiffs' counsel in connection with the settlement of 32 purported securities class action lawsuits. The Memorandum of Understanding does not resolve all securities cases, and several remain outstanding. In addition, the proposed settlement does not release claims arising under ERISA, that are asserted in the consolidated ERISA class action, Overby, et al. v. Tyco International Ltd.

        Under the terms of the Memorandum of Understanding, the plaintiffs have agreed to release all claims against Tyco, the other settling defendants and ten other individuals in consideration for the payment of $2.975 billion from Tyco to the certified class. The parties to the Memorandum of Understanding have agreed to use their best efforts to finalize and execute a final settlement agreement and to apply to the court for approval of the settlement agreement. The Memorandum of Understanding will be null and void if the settlement agreement does not receive final court approval. In addition, Tyco will have the right to terminate the settlement agreement in the event that more than a certain percentage of the certified class opts out of the settling class. On July 13, 2007, the U.S. District Court in Concord, New Hampshire, granted preliminary approval of the settlement.

        Under the terms of the Separation and Distribution Agreement entered into in connection with the Separation, each of Tyco, Covidien and Tyco Electronics are jointly and severally liable for the full amount of the class action settlement. Additionally, under the Separation and Distribution Agreement, the companies share in the liability and related escrow account, with Tyco assuming 27%, Covidien 42% and Tyco Electronics 31% of the settlement amount.

        Tyco incurred a charge to expense, for which no tax benefit is available, and a current liability of $2.975 billion in the third quarter of 2007. The Company also expects that it will recover certain of these costs from insurers. As such, the Company has recorded $100 million of recovery as class action settlement in the Consolidated Statements of Income. Tyco borrowed under its unsecured bridge and credit facilities to fund the liability and placed the proceeds in escrow for the benefit of the class. In connection with the Separation, Covidien and Tyco Electronics assumed their portion of the related borrowing. The escrow account will earn interest that is payable to the class. In addition, interest is accrued on the class action settlement liability. Based on the Separation and Distribution Agreement, at June 29, 2007 Tyco had a receivable from Covidien and Tyco Electronics for their portion of the liability of $1,248 million and $921 million, respectively, and a payable to Covidien and Tyco Electronics for their interest in the escrow account. Receivables and payables that pertain to the class action settlement and related escrow account with the same counterparty are presented net in the consolidated balance sheet. Tyco's portion of the liability is $803 million. Additionally, Tyco recorded payables of $73 million with an offset to shareholders' equity for amounts due to Covidien and Tyco Electronics for their portion of the insurance recovery.

        If the proposed settlement were not consummated on the agreed terms or if the unresolved proceedings, including New Jersey v. Tyco International Ltd., et al., Newby v. Tyco International Ltd., and Overby et al. v. Tyco International Ltd., were to be determined adversely to Tyco, it is possible that the Company will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on its financial position, results of operations or cash flows. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

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

Intellectual Property and Antitrust Litigation

        As previously disclosed in its periodic filings, the Company and certain subsidiaries of Covidien are parties to a number of patent infringement and antitrust actions that may require the Company to pay damage awards.

        Masimo Corporation v. Tyco Healthcare Group LP ("Tyco Healthcare Group") and Mallinckrodt, Inc. is a separate lawsuit filed on May 22, 2002 pending in the United States District Court for the Central District of California. Tyco Healthcare Group and Mallinckrodt are subsidiaries of Covidien. In this lawsuit, Masimo alleges violations of antitrust laws against Tyco Healthcare Group and Mallinckrodt in the markets for pulse oximeter products. Masimo alleges that Tyco Healthcare Group and Mallinckrodt used their market position to prevent hospitals from purchasing Masimo's pulse oximetry products. Masimo seeks injunctive relief and monetary damages, including treble damages. Trial in this case began on February 22, 2005. The jury returned its verdict on March 21, 2005, and awarded Masimo $140 million in damages. The damages are automatically trebled under the antitrust statute to an award of $420 million. If ultimately successful, Masimo's attorneys are entitled to an award of reasonable fees and costs in addition to the verdict amount. The district court held a hearing on June 28, 2005 regarding post-trial motions.

        On March 22, 2006, the district court issued its Memorandum of Decision regarding the post-trial motions. In the Memorandum, the district court (i) vacated the jury's liability findings on two business practices; (ii) affirmed the jury's liability finding on two other business practices; (iii) vacated the jury's damage award in its entirety; and (iv) ordered a new trial on damages. The district court held the new trial on the damages on October 18 and 19, 2006. On January 25, 2007, the district court ordered an additional hearing on the issue of damages, which took place on March 22, 2007. On June 7, 2007, the district court issued its memorandum of decision in the new trial on damages and awarded Masimo $14.5 million in damages. The damages are automatically trebled under the antitrust statute to an award of $43.5 million. On June 29, 2007, the district court entered final judgment awarding Masimo $43.5 million in damages, denying Masimo's demand for a permanent injunction, and retaining jurisdiction to determine the amount of attorney's fees and costs, if any, to be awarded Masimo. Following entry of judgment, both parties appealed to the United States Court of Appeals for the Ninth Circuit. Covidien has assessed the status of this matter and has concluded that it is more likely than not that the liability findings and damages award will be overturned. Accordingly, as a loss has not been deemed probable, no provision has been made in the Consolidated Financial Statements with respect to this damage award. Pursuant to the Separation and Distribution Agreement, Covidien has assumed all liabilities of this action.

        As previously reported in the Company's periodic filings, Applied Medical Resources Corp. ("Applied Medical") v. United States Surgical ("U.S. Surgical") is a patent infringement action that was filed in the United States District Court for the Central District of California in July 2003 in which U.S. Surgical, a subsidiary of Covidien, is the defendant. The complaint alleges that U.S. Surgical's VERSASEAL Plus trocar product infringes Applied Medical's U.S. Patent No. 5,385,553. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical's motion for summary judgment. Applied Medical appealed the summary judgment ruling. On May 15, 2006, the United States Court of Appeals for the Federal Circuit issued a decision on the appeal vacating the district court's grant of summary judgment and remanding the case for further proceedings. On January 9, 2007, the district court entered an order that denied both parties' motion for summary judgment on the ground that material facts remain in dispute. On July 18, 2007, the district court entered an order rescheduling trial for January 15, 2008. Pursuant to the Separation and Distribution Agreement, Covidien has assumed all liabilities of this action.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 29, 2007, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $35 million to $63 million. As of June 29, 2007, Tyco concluded that the best estimate within this range is approximately $38 million, of which $7 million is included in accrued and other current liabilities and $31 million is included in other liabilities on Tyco's Consolidated Balance Sheets. In view of the Company's financial position and reserves for environmental matters of $38 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

        Tyco has recorded asset retirement obligations ("AROs") according to the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," and FIN No. 47 for the estimated future costs associated with legal obligations to decommission two nuclear facilities of a discontinued business and retire certain other assets. As of June 29, 2007 and September 29, 2006, the Company's AROs were

$13 million and $111 million, respectively, including $98 million as of September 29, 2006 recorded as liabilities of discontinued operations. The Company recorded an insignificant amount of accretion and foreign currency translation related to AROs during the quarter and nine months ended June 29, 2007. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows. See further discussion on the implementation of FIN No. 47 in Note 5.

Asbestos Matters

        Tyco and some of its subsidiaries and certain subsidiaries of Covidien are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. Consistent with the national trend of increased asbestos-related litigation, the Company has observed an increase in the number of these lawsuits in the past several years. The majority of these cases have been filed against subsidiaries in Tyco's Flow Control business and subsidiaries of Covidien. A limited number of the cases allege premises liability, based on claims that individuals were exposed to asbestos while on a subsidiary's property. A majority of the cases involve product liability claims, based principally on allegations of past distribution of heat-resistant industrial products incorporating asbestos or the past distribution of industrial valves that incorporated asbestos-containing gaskets or packing. Each case typically names between dozens to hundreds of corporate defendants.

        Tyco's involvement in asbestos cases has been limited because its subsidiaries did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. The Company will continue to vigorously defend these lawsuits that have been filed against its subsidiaries and the Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims. When appropriate, the Company settles claims; however, the total amount paid in any year to settle and defend all asbestos claims has been immaterial. As of June 29, 2007, there were approximately 5,600 asbestos liability cases pending against the Company and its subsidiaries. Pursuant to the Separation and Distribution Agreement, Covidien has assumed all liabilities for pending cases filed against Covidien's subsidiaries.

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

Income Taxes

        The Company and its subsidiaries' income tax returns periodically are examined by various tax authorities. In connection with these examinations, tax authorities, including the Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. The Company is reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed as probable and estimable have been recorded.

        In 2004, in connection with the IRS audit of the 1997 through 2000 years, the Company submitted to the IRS proposed adjustments to these prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously filed. During 2006, the IRS accepted substantially all of the proposed adjustments. Also during 2006, the Company developed proposed amendments to U.S. federal income tax returns for additional periods through 2002. On the basis of previously accepted amendments, the Company has determined that acceptance of these adjustments is probable and, accordingly, has recorded them in the Consolidated Financial Statements. Such adjustments did not have a material impact on the Company's financial condition, results of operations or cash flows.

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

        During the quarter, the IRS concluded its field examination of certain of Tyco's U.S. federal income tax returns for the years 1997 through 2000 and issued anticipated Revenue Agents' Reports ("RARs") which reflect the IRS' determination of proposed tax adjustments for the periods under audit. The RAR's propose tax audit adjustments to certain of the Company's previously filed tax return positions, all of which the Company expected and previously assessed at each balance sheet date. Accordingly, the Company has made no additional provision during the quarter ended June 29, 2007 as a result of the proposed audit adjustments in the RARs.

        The Company has agreed with the IRS on adjustments totaling $498 million, with an estimated cash impact to the Company of $458 million, and during the quarter, the Company paid $458 million, of which $163 million relates to the Company's discontinued operations. The Company will appeal other proposed tax audit adjustments totaling approximately $1 billion and the Company intends to vigorously defend its prior filed tax return positions. The Company continues to believe that the amounts recorded in its financial statements relating to these tax adjustments are sufficient. However, the ultimate resolution of these matters is uncertain and could result in a material impact to the Company's financial position, results of operations and/or cash flows. In addition, ultimate resolution of these matters could result in the Company filing amended U.S. federal income tax returns for years subsequent to the current 1997 to 2000 audit period and could have a material impact on the Company's effective tax rate in future reporting periods.

        Additionally, the IRS proposed civil fraud penalties arising from alleged actions of former executives in connection with certain intercompany transfers of stock of Simplex Technologies in 1998 and 1999. Based on statutory guidelines, we estimate the proposed penalties could range between $30 million and $50 million. The Company will vigorously oppose the assertion of any such penalties against the Company.

        In connection with the spin-offs of Covidien and Tyco Electronics from Tyco, Tyco entered into a Tax Sharing Agreement that generally governs Covidien's, Tyco Electronics' and Tyco's respective rights, responsibilities, and obligations after the distribution with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the distribution of all of the shares of Covidien or Tyco Electronics to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Code or certain internal transactions undertaken in anticipation of the spin-offs to qualify for tax-favored treatment under the Code.

        After the spin-offs, under the Tax Sharing Agreement, with certain exceptions, Tyco will generally be responsible for the payment of 27% of any additional U.S. income taxes that are required to be paid to a U.S. tax authority as a result of a U.S. tax audit of Covidien's, Tyco Electronics' or Tyco's subsidiaries' income tax returns for all periods prior to the spin-offs.

        Under the Tax Sharing Agreement, the Company shares responsibility for certain of Tyco's, Covidien's and Tyco Electronics' income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and Tyco Electronics share 27%, 42% and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and Tyco Electronics' U.S. income tax returns. All costs and expenses associated with the management of these shared tax liabilities are shared equally among the parties. At June 29, 2007, Tyco recorded a receivable from Covidien and Tyco Electronics of $187 million reflected in other assets as our estimate of their portion of the Tax Sharing obligations with an offset to shareholders' equity. Other liabilities include $543 million for the fair value of Tyco's obligations under the Tax Sharing Agreement, determined in accordance with FIN 45 recognized with an offset to shareholders' equity. Tyco will provide payment under the Tax Sharing Agreement as the shared income tax liabilities are settled. Settlement is expected to occur as the IRS audit process is completed for the impacted years. Given the nature of the shared liabilities, the maximum amount of potential future payments is not determinable.

        In the event the Separation is determined to be taxable and such determination was the result of actions taken after the Separation by Tyco, Covidien or Tyco Electronics, the party responsible for such failure would be responsible for all taxes imposed on Tyco, Covidien or Tyco Electronics as a result thereof. If such determination is not the result of actions taken after the Separation by Tyco, Covidien or Tyco Electronics, then Tyco, Covidien and Tyco Electronics would be responsible for 27%, 42% and 31%, respectively, of any taxes imposed on Tyco, Covidien or Tyco Electronics as a result of such determination. Such tax amounts could be significant. The Company is responsible for all of its own taxes that are not shared pursuant to the Tax Sharing Agreement's sharing formula. In addition, Covidien and Tyco Electronics are responsible for their tax liabilities that are not subject to the Tax Sharing Agreement's sharing formula.

        If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party's fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, the Company could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, the Company may be obligated to pay amounts in excess of its agreed-upon share of Tyco's, Covidien's and Tyco Electronics' tax liabilities. See Note 15 for further discussion of guarantees and indemnifications extended between Tyco, Covidien and Tyco Electronics.

Compliance Matters

        Tyco has received and responded to various allegations and other information that certain improper payments were made by Tyco subsidiaries in recent years. Certain of these matters are also the subject of a governmental investigation in a non-U.S. jurisdiction. Tyco has reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to the allegations. Tyco also informed the DOJ and the SEC that it retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), that it would continue to make periodic progress reports to these agencies, and that it would present its factual findings upon conclusion of the baseline review. The Company has and will continue to communicate with the DOJ and SEC to provide updates on the baseline review being conducted by outside counsel, including, as appropriate, briefings concerning additional instances of potential improper payments identified by the Company in the course of its ongoing compliance activities. Covidien and Tyco Electronics agreed, in connection with the Separation, to cooperate with the Company in its response to these allegations. To date, the baseline review has revealed that some business practices may not comply with Tyco and FCPA requirements. At this time, Tyco cannot predict the outcome of these matters and other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of any or all of these matters. However, it is possible that the Company may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its financial position, results of operations or cash flows.

        Any judgment required to be paid or settlement or other cost incurred by Tyco in connection with these matters would be subject to the liability sharing provisions of the Separation and Distribution Agreement, which assigned liabilities primarily related to the former Healthcare and Electronics businesses of Tyco to Covidien or Tyco Electronics, respectively, and provides that Tyco will retain liabilities primarily related to its continuing operations. Any liabilities not primarily related to a particular segment will be shared equally among Tyco, Covidien and Tyco Electronics.

        The German Federal Cartel Office ("FCO") charged that certain German subsidiaries in Tyco's Flow Control business have engaged in anti-competitive practices, in particular with regard to its hydrant, valve, street box and fittings business. Tyco investigated this matter and determined that the conduct may have violated German anti-trust-law. Tyco is cooperating with the FCO in its investigation of this violation. Tyco cannot estimate the range of potential loss that may result from this violation. It is possible that the Company may be subject to civil or criminal proceedings and may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its financial position, results of operations or cash flows.

Indenture Trustee Litigation

        On June 4, 2007, The Bank of New York ("BONY"), as indenture trustee under the indentures dated as of June 9, 1998 and November 12, 2003, of TIGSA, a wholly-owned subsidiary of Tyco, commenced an action against TIGSA and Tyco in the United States District Court for the Southern District of New York. The complaint seeks a declaratory judgment regarding whether or not supplemental indentures proposed by TIGSA and Tyco in connection with the Separation are permitted or authorized under the indentures. BONY asserts that it has received a direction executed by noteholders holding more than 50% of the notes under each of the indentures directing it not to execute any supplemental indenture in connection with the Separation, on the grounds that the proposed supplemental indentures facilitate the Separation and the Separation will violate the indentures. BONY also seeks a declaratory judgment that TIGSA is obligated to pay BONY reasonable compensation and to reimburse BONY for all reasonable expenses, including attorneys' fees incurred in connection with the Separation and in resolving the proper interpretation of the indentures. On June 25, 2007, a group of noteholders moved to intervene as plaintiffs in the action. In their proposed complaint, the noteholders seek a declaratory judgment that the Separation violates the 1998 and 2003 indentures and that the indenture trustee may not sign the supplemental indentures. On July 25, 2007, the Court granted the noteholders permission to intervene as plaintiffs and to join Tyco International Finance Group S.A. as an additional defendant. The complaint in intervention has not yet been served. TIGSA and Tyco believe that the proposed supplemental indentures and the Separation are permitted under the indentures, and they intend to vigorously defend that position.

ERISA Partial Withdrawal Liability Assessment and Demand

        On June 8, 2007, SimplexGrinnell received a notice alleging that it had partially withdrawn from the National Automatic Sprinkler Industry Pension Fund (the "Fund"). Under Title IV of ERISA, if the fund can prove that an employer completely or partially withdraws from a multi-employer pension plan such as the Fund, the employer is liable for withdrawal liability equal to its proportionate share of the plan's unfunded vested benefits. The alleged withdrawal results from a 1994 labor dispute between Grinnell Fire Protection Systems, SimplexGrinnell's predecessor, and Road Sprinkler Fitters Local Union No. 669.

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent court appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million, and the quarterly payments against the claimed withdrawal liability are $1.1 million commencing on August 1, 2007. SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment by timely filing for arbitration. Accordingly, the Company has made no provision for this contingency in its financial statements.

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

        The Presiding Judge of Maricopa County Superior Court on July 11, 2006 consolidated all of the pending lawsuits related to this dispute on the Court's complex litigation docket. On June 6, 2007, the Court granted Earth Tech's motion for partial summary judgment, ordering that application of Arizona's Prompt Payment Act was appropriate and that any material inconsistencies in the contract be resolved in favor of the Act's requirements. However, because this motion did not apply to the merits, Tyco cannot predict the outcome of this matter and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of this matter.

        Fitzpatrick Contractors Limited v. Tyco Fire and Integrated Solutions (UK) Ltd. On July 18, 2007, Fitzpatrick Contractors Limited ("FCL") commenced an action against Tyco Fire and Integrated Solutions (UK) Ltd. in the High Court of Justice, Queen Bench Division, Technology and Construction Court, United Kingdom, alleging that Tyco entered into a binding contract in 2002 for the design, manufacture and installation of mechanical and electrical works for the refurbishment of a portion of London Transport's Blackwell Tunnel. FCL seeks a declaratory judgment that a contract was formed between the parties and seeks damages for breach of contract in the amount of approximately $38 million. Tyco believes it has valid counterclaims for unpaid amounts owed to it by FCL for design work, purchased equipment and subcontracted construction work associated with the project, but denies that it entered a binding contract with FCL for the project and intends to defend this action vigorously. While it is not possible at this time to predict the final outcome of this dispute, Tyco does not believe this action will have a material adverse effect on its financial position, results of operations or cash flows.

        The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or cash flows.

11.    Retirement Plans

        Pension Plans—The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans for the quarters and nine months ended June 29, 2007 and June 30, 2006 was as follows ($ in millions):

	U.S. Plans
	For the Quarters Ended		For the Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Service cost	$3	$3	$8	$8
Interest cost	12	11	37	33
Expected return on plan assets	(14)	(14)	(43)	(42)
Amortization of prior service cost	—	—	1	1
Amortization of net actuarial loss	3	4	9	13

Net periodic benefit cost	$4	$4	$12	$13

	Non-U.S. Plans
	For the Quarters Ended		For the Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Service cost	$12	$10	$36	$29
Interest cost	19	16	57	48
Expected return on plan assets	(19)	(16)	(57)	(48)
Amortization of prior service benefit	—	—	(2)	(1)
Amortization of net actuarial loss	7	6	22	19

Net periodic benefit cost	$19	$16	$56	$47

        The Company anticipates that it will contribute at least the minimum required to its pension plans in 2007 of $5 million for U.S. plans and $102 million for non-U.S. plans. During the nine months ended June 29, 2007, the Company has contributed $96 million to its U.S. and non-U.S. pension plans.

        In connection with the Separation, the Company legally separated certain pension plans that included participants of Tyco Healthcare, Tyco Electronics and other subsidiaries. As a result, the Company remeasured the assets and projected benefit obligation of the separated pension plans. The impact of the remeasurement on continuing operations was immaterial. Also, during the nine months ended June 29, 2007, the Company completed the merger of certain pension plans in the United Kingdom, which resulted in an increase to the minimum pension liability with a corresponding decrease to accumulated other comprehensive income of $10 million, net of income taxes.

        Postretirement Benefit Plans—Net periodic postretirement benefit cost was insignificant.

        Rabbi Trust—During the six months ended March 30, 2007, the Company, as permitted under the trust agreement, sold substantially all of the assets from one of the trusts and received $271 million of proceeds. Trust assets were primarily composed of corporate-owned life insurance policies.

12.    Share Plans

        In connection with the Separation, share options were modified through the issuance of Covidien and Tyco Electronics share options. As a result of the one for four share split, share option exercise prices for the Tyco awards were adjusted. Generally, employee share options converted into share options of the employer with the exception of corporate employees whose awards converted into share options of all three companies. The revisions made to the share options as a result of the separation constituted a modification under the provisions of SFAS No. 123R which requires a comparison of fair values of the share options immediately before the Separation and the fair values immediately after the Separation. In certain instances, the fair value immediately after the separation was higher. As a result, the modification resulted in incremental compensation cost of $18 million. Of this amount, $13 million was recorded in the third quarter for vested share options ($11 million in discontinued operations) and $5 million will be recorded over the remaining vesting period of the share options ($3 million in discontinued operations). The continuing operations impact was included in separation costs. Except for the changes described, the principal terms of the share options remain unchanged from the original grant.

        Also in connection with the Separation, Tyco employee restricted share awards, restricted stock units and deferred stock units were modified through the issuance of Covidien and Tyco Electronics restricted shares or the conversion to shares of the employer. Restricted shares and restricted share units held by employees in the company in which they are not employed are subject to accelerated vesting provisions and vest 50% on the first day of trading after the Separation and 50% six months thereafter. This accelerated vesting results in $36 million ($20 million in discontinued operations) of accelerated compensation expense. Tyco will record the continuing operations amount as selling, general and administrative expenses over the next six months. Except for the changes described, the principal terms and conditions of restricted shares, restricted units and deferred stock units of the employees remain unchanged from the original grant.

        The Company amended the terms of performance based awards granted on November 22, 2005 to provide for vesting of the remaining awards without regard to the original performance measures. The original performance awards, which were previously adjusted to reflect the attainment of performance metrics through fiscal year 2006, were converted to time based restricted stock units of the employer, with the exception of corporate employees whose outstanding awards were converted to time based restricted stock units of the three separate companies.

        Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123R, "Share-Based Payment," using the modified prospective transition method. Total share-based compensation cost recognized during the nine months ended June 29, 2007 was $240 million, which includes $111 million in selling, general and administrative expenses, $9 million in restructuring and asset impairment charges, net, $3 million in separation costs and $117 million in discontinued operations. Total share-based compensation cost recognized during the nine months ended June 30, 2006 was $222 million, which includes $120 million in selling, general and administrative expenses and $102 million in discontinued operations.

        The Company issued its annual share-based compensation grants during the first quarter of each year. The table below reflects grants to all Tyco employees and has been adjusted for the impact of the Separation and the one for four share split in all periods presented. The total number and type of awards granted, primarily in connection with the annual grant, and the related weighted-average grant-date fair values, were as follows (in millions, except per share data):

	For the Nine Months Ended
	June 29, 2007		June 30, 2006
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Share options	6,935,432	$15.17	5,732,289	$14.30
Restricted share awards	3,647,416	48.14	1,864,736	45.26

Total awards	10,582,848		7,597,025

        The options granted in 2007 are exercisable in equal annual installments over a period of four years. The restricted share awards granted in 2007 vest in one-third increments over a period of four years beginning in year two.

        The weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	For the Nine Months Ended
	June 29, 2007	June 30, 2006
Expected stock price volatility	32%	34%
Risk free interest rate	4.3%	4.3%
Expected annual dividend per share	$0.64	$0.64
Expected life of options (years)	4.9	4.2

        On July 2, 2007, Tyco granted Tyco employees 3.3 million share options with a weighted-average grant-date fair value of $15.69 per share at the date of grant and 2.1 million restricted stock units and performance shares with a market value of $53.36 per share at the date of grant.

13.    Consolidated Segment Data

        In connection with the Separation, the Company has realigned its management and segment reporting structure effective March 31, 2007. Selected information in the new segment structure is presented in the following tables ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net revenue(1):
ADT Worldwide	$1,909	$1,806	$5,659	$5,333
Fire Protection Services	882	826	2,562	2,386
Flow Control	982	806	2,695	2,264
Safety Products	452	432	1,308	1,242
Electrical and Metal Products	519	526	1,441	1,428
Corporate and Other(2)	341	319	985	1,008

Net revenue	$5,085	$4,715	$14,650	$13,661

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Operating income:
ADT Worldwide	$205	$242	$601	$658
Fire Protection Services	57	61	171	145
Flow Control	124	87	334	245
Safety Products	73	(20)	217	122
Electrical and Metal Products	47	84	114	237
Corporate and Other(3)	(3,066)	(183)	(3,515)	(524)

Operating income	$(2,560)	$271	$(2,078)	$883

(1)
Revenue by operating segment excludes intercompany transactions.

(2)
Revenue relates primarily to Infrastructure Services.

(3)
Includes operating income of $24 million and $19 million for the quarters ended June 29, 2007 and June 30, 2006, respectively, and $68 million and $63 million for the nine months ended June 29, 2007 and June 30, 2006, respectively, primarily related to Infrastructure Services.

14.    Supplementary Information

        Selected supplementary balance sheet information was as follows ($ in millions):

	June 29, 2007	September 29, 2006
Purchased materials and manufactured parts	$713	$576
Work in process	257	239
Finished goods	957	812

Inventories	$1,927	$1,627

Land	$152	$146
Buildings	744	710
Subscriber systems	4,935	4,775
Machinery and equipment	2,325	2,161
Property under capital leases(1)	56	57
Construction in progress	121	116
Accumulated depreciation(2)	(4,802)	(4,416)

Property, plant and equipment, net	$3,531	$3,549

(1)
Property under capital leases consists primarily of buildings.

(2)
Accumulated amortization of capital lease assets was $19 million and $18 million at June 29, 2007 and September 29, 2006, respectively.

        Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

        Supplementary non-cash financing activities were as follows ($ in millions):

	For the Nine Months Ended
	June 29, 2007	June 30, 2006
Conversion of debt to common shares	$—	$1,235

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

        There are certain guarantees or indemnifications extended between Tyco, Covidien and Tyco Electronics in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. At the time of the Separation, Tyco recorded a liability necessary to recognize the fair value of such guarantees and indemnifications in accordance with FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Fair values were determined with the assistance of a third party valuation firm and resulted in recorded amounts in excess of those amounts recorded by Tyco per the contractual terms of those agreements. The liability necessary to reflect the fair value of these guarantees and indemnifications is $543 million, which is included in other liabilities on our Consolidated Balance Sheets. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. See Note 10 for further discussion of the Tax Sharing Agreement.

        In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien and Tyco Electronics operating entities. In connection with the Separation, the Company worked with the guarantee counter-parties to cancel or assign these guarantees to Covidien or Tyco Electronics. To the extent these guarantees were not assigned prior to the Separation date, Tyco assumed primary liability on any remaining such support. The estimated fair values of those obligations are $7 million, which are included in other liabilities with an offset to shareholders' equity on our Consolidated Balance Sheets, and were recorded in accordance with FIN No. 45.

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

        At September 29, 2006, the Company had a $54 million obligation under an off-balance sheet leasing arrangement for five cable laying sea vessels which was recorded as liabilities of discontinued businesses in the accompanying Consolidated Balance Sheet based on the estimated fair value of the vessels. Upon expiration of this lease in October 2006, a Tyco Electronics subsidiary of the Company exercised its option to buy these vessels for $280 million, which is recorded as cash used in discontinued investing activities, and, accordingly, the residual guarantee was settled.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

        The Company records estimated product warranty costs at the time of sale. Manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Generally, product warranties are implicit in the sale; however, the customer may purchase an extended warranty. Manufactured equipment is also warranted in the same manner as product warranties. However, in most instances the warranty is either negotiated in the contract or sold as a separate component. Warranty period terms range from 90 days (various products) up to 15 years (e.g., pressure reducers and floor heating products). The warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances estimated property damage.

        Following is a roll forward of the Company's warranty accrual for the quarter and nine months ended June 29, 2007 ($ in millions):

	For the Quarter Ended June 29, 2007	For the Nine Months Ended June 29, 2007
Balance at beginning of period	$173	$186
Warranties issued during the period	6	21
Changes in estimates	(1)	2
Settlements	(18)	(50)
Currency translation	1	2

Balance at June 29, 2007	$161	$161

        In 2001, a division of Safety Products initiated a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain O-ring seal sprinkler heads which were originally manufactured by Central Sprinkler prior to Tyco's acquisition. Under this program, the sprinkler heads are being replaced over a 5-7 year period free of charge to property owners. Settlements during the quarter and nine months ended June 29, 2007 include cash expenditures of $11 million and $28 million, respectively, related to the VRP. On May 1, 2007, the Consumer Products Safety Commission and the Company announced a deadline of August 31, 2007 for filing claims to participate in the VRP. Under these plans, the Company will fulfill all valid claims for replacement of faulty sprinklers received up to August 31, 2007.

16.    Tyco International Finance S.A.

        TIFSA is a wholly owned subsidiary of the Company. TIFSA, which was formed in December 2006, is a holding company established in connection with the Separation as the successor company to TIGSA. During the quarter ended June 29, 2007, TIGSA's assets and liabilities were contributed to TIFSA, Covidien and Tyco Electronics. TIGSA was put into liquidation on June 1, 2007. TIFSA directly and indirectly owns substantially all of the operating subsidiaries of the Company, performs treasury operations and has assumed the indebtedness of TIGSA. Historically, TIGSA's debt and currently TIFSA's debt is fully and unconditionally guaranteed by Tyco.

        The following tables, as restated for the adjustments discussed in Note 1, present condensed consolidating financial information for Tyco, TIFSA and all other subsidiaries. Condensed financial information for Tyco and TIFSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Quarter Ended June 29, 2007

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$5,085	$—	$5,085
Cost of product sales	—	—	2,248	—	2,248
Cost of services	—	—	1,162	—	1,162
Selling, general and administrative expenses	31	(45)	1,250	—	1,236
Class action settlement, net	2,875	—	—	—	2,875
Separation costs	28	—	—	—	28
Goodwill impairment	—	—	46	—	46
Restructuring and asset impairment charges, net	—	—	47	—	47
Losses on divestitures	—	—	3	—	3

Operating (loss) income	(2,934)	45	329	—	(2,560)
Interest income	13	4	15	—	32
Interest expense	(12)	(51)	(17)	—	(80)
Other expense, net	—	(254)	(5)	—	(259)
Equity in net income of subsidiaries	227	134	—	(361)	—
Intercompany interest and fees	(329)	67	262	—	—

(Loss) income from continuing operations before income taxes and minority interest	(3,035)	(55)	584	(361)	(2,867)
Income taxes	—	56	(222)	—	(166)
Minority interest	—	—	(2)	—	(2)

(Loss) income from continuing operations	(3,035)	1	360	(361)	(3,035)
Loss from discontinued operations, net of income taxes	(516)	(462)	(144)	606	(516)

Net (loss) income	$(3,551)	$(461)	$216	$245	$(3,551)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Quarter Ended June 30, 2006

(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$4,715	$—	$4,715
Cost of product sales	—	—	2,110	—	2,110
Cost of services	—	—	1,119	—	1,119
Selling, general and administrative expenses	16	(41)	1,213	—	1,188
Separation costs	—	—	19	—	19
Restructuring and asset impairment charges, net	—	—	7	—	7
Losses on divestitures	—	—	1	—	1

Operating (loss) income	(16)	41	246	—	271
Interest income	—	6	3	—	9
Interest expense	—	(61)	(4)	—	(65)
Other expense, net	—	—	—	—	—
Equity in net income of subsidiaries	523	2	—	(525)	—
Intercompany interest and fees	(337)	183	154	—	—

Income from continuing operations before income taxes and minority interest	170	171	399	(525)	215
Income taxes	—	(50)	5	—	(45)
Minority interest	—	—	—	—	—

Income from continuing operations	170	121	404	(525)	170
Income from discontinued operations, net of income taxes	698	643	757	(1,400)	698

Net income	$868	$764	$1,161	$(1,925)	$868

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Nine Months Ended June 29, 2007

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$14,650	$—	$14,650
Cost of product sales	—	—	6,402	—	6,402
Cost of services	—	—	3,454	—	3,454
Selling, general and administrative expenses	71	(50)	3,674	—	3,695
Class action settlement, net	2,875	—	—	—	2,875
Separation costs	48	—	37	—	85
Goodwill impairment	—	—	46	—	46
Restructuring and asset impairment charges, net	—	—	159	—	159
Losses on divestitures	—	—	12	—	12

Operating (loss) income	(2,994)	50	866	—	(2,078)
Interest income	13	21	30	—	64
Interest expense	(12)	(171)	(28)	—	(211)
Other expense, net	—	(254)	(3)	—	(257)
Equity in net income of subsidiaries	1,104	508	—	(1,612)	—
Intercompany interest and fees	(808)	364	444	—	—

(Loss) income from continuing operations before income taxes and minority interest	(2,697)	518	1,309	(1,612)	(2,482)
Income taxes	—	(4)	(208)	—	(212)
Minority interest	—	—	(3)	—	(3)

(Loss) income from continuing operations	(2,697)	514	1,098	(1,612)	(2,697)
Income from discontinued operations, net of income taxes	774	653	1,338	(1,991)	774

Net (loss) income	$(1,923)	$1,167	$2,436	$(3,603)	$(1,923)

CONDENSED CONSOLIDATING STATEMENT OF INCOME (RESTATED)

For the Nine Months Ended June 30, 2006

(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$13,661	$—	$13,661
Cost of product sales	—	—	5,798	—	5,798
Cost of services	—	—	3,407	—	3,407
Selling, general and administrative expenses	39	43	3,443	—	3,525
Separation costs	—	—	32	—	32
Restructuring and asset impairment charges, net	—	—	14	—	14
Losses on divestitures	—	—	2	—	2

Operating (loss) income	(39)	(43)	965	—	883
Interest income	1	23	13	—	37
Interest expense	—	(195)	(19)	—	(214)
Other expense, net	—	—	—	—	—
Equity in net income of subsidiaries	1,590	249	—	(1,839)	—
Intercompany interest and fees	(1,027)	480	547	—	—

Income from continuing operations before income taxes and minority interest	525	514	1,506	(1,839)	706
Income taxes	—	(79)	(88)	—	(167)
Minority interest	—	—	—	—	—

Income from continuing operations	525	435	1,418	(1,839)	539
Income from discontinued operations, net of income taxes	1,817	1,676	2,020	(3,696)	1,817

Income before cumulative effect of accounting change	2,342	2,111	3,438	(5,535)	2,356
Cumulative effect of accounting change, net of income taxes	—	—	(14)	—	(14)

Net income	$2,342	$2,111	$3,424	$(5,535)	$2,342

CONDENSED CONSOLIDATING BALANCE SHEET

June 29, 2007

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$18	$—	$1,292	$—	$1,310
Accounts receivable, net	—	—	3,320	—	3,320
Inventories	—	—	1,927	—	1,927
Intercompany receivables	1,368	307	16,181	(17,856)	—
Class action settlement escrow	2,972	—	—	—	2,972
Other current assets	102	4	1,730	—	1,836

Total current assets	4,460	311	24,450	(17,856)	11,365
Property, plant and equipment, net	—	—	3,531	—	3,531
Goodwill	—	—	11,502	—	11,502
Intangible assets, net	—	—	2,668	—	2,668
Investment in subsidiaries	42,053	16,320	—	(58,373)	—
Intercompany loans receivable	—	11,678	18,616	(30,294)	—
Other assets	7	19	3,069	—	3,095

Total Assets	$46,520	$28,328	$63,836	$(106,523)	$32,161

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	$—	$367	$17	$—	$384
Accounts payable	4	—	1,631	—	1,635
Class action settlement liability	2,972	—	—	—	2,972
Accrued and other current liabilities	42	66	3,537	—	3,645
Intercompany payables	7,462	8,742	1,652	(17,856)	—

Total current liabilities	10,480	9,175	6,837	(17,856)	8,636
Long-term debt	—	4,018	83	—	4,101
Intercompany loans payable	20,758	—	9,536	(30,294)	—
Other liabilities	2	—	4,105	—	4,107

Total Liabilities	31,240	13,193	20,561	(48,150)	16,844
Minority interest	—	—	37	—	37
Shareholders' Equity:
Preference Shares	—	—	2,500	(2,500)	—
Common shares	397	1	—	(1)	397
Other shareholders' equity	14,883	15,134	40,738	(55,872)	14,883

Total Shareholders' Equity	15,280	15,135	43,238	(58,373)	15,280

Total Liabilities and Shareholders' Equity	$46,520	$28,328	$63,836	$(106,523)	$32,161

CONDENSED CONSOLIDATING BALANCE SHEET

September 29, 2006

(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$2	$1,158	$1,033	$—	$2,193
Accounts receivable, net	—	—	2,983	—	2,983
Inventories	—	—	1,627	—	1,627
Intercompany receivables	1,452	650	22,957	(25,059)	—
Other current assets	37	72	1,727	—	1,836
Assets of discontinued operations	25,866	26,406	33,493	(52,272)	33,493

Total current assets	27,357	28,286	63,820	(77,331)	42,132
Property, plant and equipment, net	—	—	3,549	—	3,549
Goodwill	—	—	11,293	—	11,293
Intangible assets, net	—	—	2,730	—	2,730
Investment in subsidiaries	35,070	7,996	—	(43,066)	—
Intercompany loans receivable	—	22,457	18,615	(41,072)	—
Other assets	—	96	3,211	—	3,307

Total Assets	$62,427	$58,835	$103,218	$(161,469)	$63,011

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	$—	$762	$11	$—	$773
Accounts payable	2	—	1,664	—	1,666
Accrued and other current liabilities	213	254	3,197	—	3,664
Intercompany payables	6,805	16,152	2,102	(25,059)	—
Liabilities of discontinued operations	296	—	7,643	(296)	7,643

Total current liabilities	7,316	17,168	14,617	(25,355)	13,746
Long-term debt	—	8,790	87	—	8,877
Intercompany loans payable	19,722	—	21,350	(41,072)	—
Other liabilities	2	6	4,939	—	4,947

Total Liabilities	27,040	25,964	40,993	(66,427)	27,570
Minority interest	—	—	54	—	54
Shareholders' Equity:
Preference shares	—	—	2,500	(2,500)	—
Common shares	419	1	(21)	(1)	398
Other shareholders' equity	34,968	32,870	59,692	(92,541)	34,989

Total Shareholders' Equity	35,387	32,871	62,171	(95,042)	35,387

Total Liabilities and Shareholders' Equity	$62,427	$58,835	$103,218	$(161,469)	$63,011

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended June 29, 2007

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(593)	$6,058	$(4,622)	$—	$843
Net cash provided by discontinued operating activities	—	78	2,380	—	2,458
Cash Flows From Investing Activities:
Capital expenditures	—	—	(480)	—	(480)
Proceeds from disposal of assets	—	—	15	—	15
Acquisition of businesses, net of cash acquired	—	—	(26)	—	(26)
Acquisition of customer accounts (ADT dealer program)	—	—	(273)	—	(273)
Purchase accounting and holdback liabilities	—	—	(5)	—	(5)
Divestiture of businesses, net of cash retained	—	—	85	—	85
Increase in intercompany loans	1,036	(2,002)	—	966	—
Class action settlement escrow	(2,960)	—	—	—	(2,960)
Liquidation of rabbi trust investments	—	—	271	—	271
Decrease in investments	—	—	13	—	13
(Increase) decrease in investments in subsidiaries	2,971	(4,507)	—	1,536	—
Decrease in restricted cash	—	—	6	—	6
Other	—	—	23	—	23

Net cash provided by (used in) investing activities	1,047	(6,509)	(371)	2,502	(3,331)
Net cash used in discontinued investing activities	—	(78)	(868)	78	(868)
Cash Flows From Financing Activities:
Net repayments of debt	—	(5,924)	(1)	—	(5,925)
Proceeds from exercise of share options	—	—	388	—	388
Dividends paid	(791)	—	—	—	(791)
Repurchase of common shares by subsidiary	—	—	(668)	—	(668)
Loan borrowings from (repayments to) affiliate	—	—	966	(966)	—
Equity (decrease) increase from parent	—	(2,977)	4,513	(1,536)	—
Transfers to discontinued operations	—	8,194	347	—	8,541
Other	353	—	(332)	—	21

Net cash (used in) provided by financing activities	(438)	(707)	5,213	(2,502)	1,566
Net cash used in discontinued financing activities	—	—	(830)	(78)	(908)
Effect of currency translation on cash	—	—	39	—	39
Effect of currency translation on cash related to discontinued operations	—	—	33	—	33
Net increase (decrease) in cash and cash equivalents	16	(1,158)	974	—	(168)
Less: net increase in cash related to discontinued operations	—	—	(715)	—	(715)
Cash and cash equivalents at beginning of period	3	1,158	1,032	—	2,193

Cash and cash equivalents at end of period	$19	—	1,291	—	$1,310

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (RESTATED)

For the Nine Months Ended June 30, 2006

(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$117	$(1,112)	$1,995	$—	$1,000
Net cash (used in) provided by discontinued operating activities	—	195	1,967	—	2,162
Cash Flows From Investing Activities:
Capital expenditures	—	—	(403)	—	(403)
Proceeds from disposal of assets	—	—	16	—	16
Acquisition of businesses, net of cash acquired	—	—	(2)	—	(2)
Acquisition of customer accounts (ADT dealer program)	—	—	(266)	—	(266)
Purchase accounting and holdback liabilities	—	—	(6)	—	(6)
Divestiture of businesses, net of cash retained	—	—	871	—	871
Decrease in intercompany loans	—	1,353	—	(1,353)	—
Decrease (increase) in investments	—	99	(43)	—	56
Decrease in restricted cash	—	—	20	—	20
Other	—	—	5	—	5

Net cash provided by investing activities	—	1,452	192	(1,353)	291
Net cash provided by (used in) discontinued investing activities	—	(195)	(890)	195	(890)
Cash Flows From Financing Activities:
Net repayments of debt	(1)	(1,001)	(77)	—	(1,079)
Proceeds from exercise of share options	173	—	31	—	204
Dividends paid	(605)	—	—	—	(605)
Repurchase of common shares by subsidiary	—	—	(1,918)	—	(1,918)
Loan repayments from (to) parent	319	—	(1,672)	1,353	—
Transfers from discontinued operations	—	—	887	—	887
Other	—	—	(7)	—	(7)

Net cash used in financing activities	(114)	(1,001)	(2,756)	1,353	(2,518)
Net cash used in discontinued financing activities	—	—	(947)	(195)	(1,142)
Effect of currency translation on cash	—	—	10	—	10
Effect of currency translation on cash related to discontinued operations	—	—	7	—	7
Net increase (decrease) in cash and cash equivalents	3	(661)	(422)	—	(1,080)
Less: net increase in cash related to discontinued operations	—	—	(137)	—	(137)
Cash and cash equivalents at beginning of period	3	1,204	1,572	—	2,779

Cash and cash equivalents at end of period	$6	$543	$1,013	$—	$1,562

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        The following discussion and analysis of the Company's financial condition and results of operations, including the effects of the Separation and restatement described in Note 1 to the Consolidated Financial Statements, should be read together with our Consolidated Financial Statements and the accompanying notes included in this Quarterly Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the headings "Risk Factors" and "Forward-Looking Information."

Introduction

        The unaudited Consolidated Financial Statements include the consolidated results of Tyco International Ltd., a company organized under the laws of Bermuda, and its subsidiaries (hereinafter collectively referred to as "we," the "Company" or "Tyco") and have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States ("GAAP").

        In connection with the Separation, Tyco Healthcare changed its name to Covidien Ltd. ("Covidien"). As Covidien and Tyco Electronics historically accounted for 55% of our revenues, we have realigned our management and segment reporting structure and report financial and operating information in the following five segments, effective March 31, 2007:

  •
  ADT Worldwide designs, sells, installs, services and monitors electronic security systems to residential, commercial, industrial and governmental customers.

  •
  Fire Protection Services designs, sells, installs and services fire detection and fire suppression systems to commercial, industrial and governmental customers.

  •
  Flow Control designs, manufactures, sells and services valves, pipes, fittings, valve automation and heat tracing products for the water and wastewater markets, the oil and energy markets and other process industries.

  •
  Safety Products designs, manufactures and sells fire protection, security and life safety products, including fire suppression products, breathing apparatus, intrusion security, access control and video management systems. In addition, Safety Products manufactures products installed and serviced by ADT Worldwide and Fire Protection Services.

  •
  Electrical and Metal Products designs, manufactures and sells steel tubing and pipe products, as well as cable products, including pre-wired armored cable and flexible conduit products for commercial construction.

        We also provide general corporate services to our segments and these costs are reported as Corporate and Other. Our Infrastructure Services business provides consulting, engineering, construction management and operating services for the water, wastewater, environmental, transportation and facilities markets and is also reported as Corporate and Other.

        References to the segment data are to the Company's continuing operations. Prior period amounts have been reclassified to exclude the results of discontinued operations.

Restatement—Accounting for Income Taxes

        During the second quarter of 2007, the Company identified certain errors in its income tax accounting primarily related to maintaining and tax effecting jurisdictional data and the classification of tax amounts in the Consolidated Balance Sheets. In addition, certain errors had been recorded and disclosed in the period in which they were identified rather than in the period in which they occurred since they were immaterial. While these errors were immaterial both individually and in the aggregate to Tyco's Consolidated Financial Statements at the time they were recorded, the Company determined that these errors would be material to

Tyco's income from continuing operations upon completion of the Separation. Accordingly, the Company restated its Consolidated Financial Statements on April 20, 2007.

Effect of Restatement

        The total impact of these errors is an increase of income tax expense of $104 million for the nine months ended June 30, 2006, including $11 million in discontinued operations. These errors did not affect results for the three months ended June 30, 2006 or any period in 2007. The Company has restated its reported results to reflect the impact on income taxes.

        The following table reflects the impact of the income tax restatement on the Company's Consolidated Statement of Income. The amounts previously reported are derived from the Form 10-Q for the quarter ended June 30, 2006 filed on August 8, 2006 and have been reclassified for the effects of discontinued operations.

	Nine Months Ended June 30, 2006
	Amounts Previously Reported	Adjustments to Income Taxes	As Restated	Reclass to Discontinued Operations(1)	As Restated and Reclassified
	($ in millions, except per share data)
Consolidated Statements of Income Data:
Revenue from product sales	$24,393	$—	24,393	$(16,318)	$8,075
Service revenue	5,807	—	5,807	(221)	5,586
Net revenue	30,200	—	30,200	(16,539)	13,661
Cost of product sales	16,560	—	16,560	(10,762)	5,798
Cost of services	3,555	—	3,555	(148)	3,407
Selling, general and administrative expenses	6,040	—	6,040	(2,515)	3,525
Separation costs	89	—	89	(57)	32
Restructuring and asset impairment charges, net	28	—	28	(14)	14
(Gains) losses on divestitures	(39)	—	(39)	41	2
Operating income	3,967	—	3,967	(3,084)	883
Interest income	95	—	95	(58)	37
Interest expense	(545)	—	(545)	331	(214)
Other expense, net	(3)	—	(3)	3	—
Income from continuing operations before income taxes and minority interest	3,514	—	3,514	(2,808)	706
Income taxes	(719)	(93)	(812)	645	(167)
Minority interest	(7)	—	(7)	7	—
Income from continuing operations	2,788	(93)	2,695	(2,156)	539
(Loss) income from discontinued operations, net of income taxes	(328)	(11)	(339)	2,156	1,817
Income before cumulative effect of accounting change	2,460	(104)	2,356	—	2,356
Net income(2)	2,446	(104)	2,342	—	2,342
Basic earnings per share(2):
Income from continuing operations	$5.53				$1.07
(Loss) income from discontinued operations	(0.64)				3.61
Income before cumulative effect of accounting change	4.89				4.68
Cumulative effect of accounting change	(0.03)				(0.03)
Net income	$4.86				$4.65
Diluted earnings per share(2):
Income from continuing operations	$5.37				$1.05
(Loss) income from discontinued operations	(0.62)				3.50
Income before cumulative effect of accounting change	4.75				4.55
Cumulative effect of accounting change	(0.03)				(0.03)
Net income	$4.72				$4.52

(1)
Amounts have been reclassified to reflect Covidien, Tyco Electronics and Aguas Industriales de Jose, C.A. ("AIJ") as discontinued operations.

(2)
Amounts and per share data previously reported include an adjustment to reflect a $14 million cumulative effect of accounting change (see Note 5).

        The following table reflects the impact of the income tax restatement on the Company's Consolidated Statement of Cash Flow for the nine months ended June 30, 2006. The amounts previously reported are derived from the Form 10-Q for the quarter ended June 30, 2006 filed on August 8, 2006 and have been reclassified for the effects of discontinued operations as well as other reclassifications to conform with the current period presentation.

	Nine Months Ended June 30, 2006
	Amounts Previously Reported	Adjustments to Income Taxes	As Restated	Reclass to Discontinued Operations(1)	As Restated and Reclassified
	($ in millions)
Consolidated Cash Flow Data:
Net income(2)	$2,446	$(104)	2,342	$—	$2,342
Loss (income) from discontinued operations	328	11	339	(2,156)	(1,817)
Cumulative effect of accounting change	14	—	14	—	14
Income from continuing operations	2,788	(93)	2,695	(2,156)	539
Depreciation and amortization	1,539	—	1,539	(642)	897
Non-cash compensation expense	211	—	211	(95)	116
Deferred income taxes	79	21	100	(192)	(92)
Provision for losses on accounts receivable and inventory	127	—	127	(93)	34
Loss on extinguishment of debt	2	—	2	(1)	1
(Gains) losses on divestitures	(39)	—	(39)	44	5
Other non-cash items	36	—	36	(25)	11
Accounts receivable, net	(254)	—	(254)	136	(118)
Inventories	(721)	—	(721)	553	(168)
Accounts payable	228	—	228	(244)	(16)
Accrued and other liabilities	(659)	—	(659)	454	(205)
Income taxes, net	(141)	72	(69)	78	9
Other, net	(3)	—	(3)	(10)	(13)
Net cash provided by operating activities	3,193	—	3,193	(2,193)	1,000
Net cash (used in) provided by in discontinued operating activities	(43)	—	(43)	2,205	2,162
Capital expenditures	(1,118)	—	(1,118)	715	(403)
Proceeds from disposal of assets	28	—	28	(12)	16
Acquisition of businesses, net of cash acquired	(155)	—	(155)	153	(2)
Purchase accounting and holdback liabilities	(23)	—	(23)	17	(6)
Divestitures of businesses, net of cash retained	933	—	933	(62)	871
Decrease in investments	45	—	45	11	56
Decrease in restricted cash	47	—	47	(27)	20
Net cash (used in) provided by investing activities	(509)	—	(509)	800	291
Net cash used in discontinued investing activities	(89)	—	(89)	(801)	(890)
Net repayment of short-term debt	(1,214)	—	(1,214)	130	(1,084)
(Repayment) proceeds of long-term debt	(4)	—	(4)	9	5
Transfers (to) from discontinued operations	(236)	—	(236)	1,123	887
Other	(20)	—	(20)	13	(7)
Net cash used in financing activities	(3,793)	—	(3,793)	1,275	(2,518)
Net cash provided by (used in) discontinued financing activities	144	—	144	(1,286)	(1,142)
Net decrease in cash and cash equivalents	(1,080)	—	(1,080)	—	(1,080)
Less: net increase in cash related to discontinued operations	(12)	—	(12)	(125)	(137)
Cash and cash equivalents at beginning of year	3,212	—	3,212	(433)	2,779
Cash and cash equivalents at end of period	2,120	—	2,120	(558)	1,562

(1)
Amounts have been reclassified to reflect Covidien, Tyco Electronics and AIJ as discontinued operations as well as other reclassifications to conform with the current period presentation.

(2)
Amounts previously reported include an adjustment to reflect a $14 million cumulative effect of accounting change (see Note 5).

Overview

        Effective June 29, 2007, Tyco completed the spin-offs of Covidien and Tyco Electronics, formerly Healthcare and Electronics businesses, respectively, into separate, publicly traded companies (the "Separation") in the form of a distribution to Tyco shareholders. The distribution was made on June 29, 2007, to Tyco shareholders of record on June 18, 2007, the record date. Each Tyco shareholder received 0.25 of a common share of each of Covidien and Tyco Electronics for each Tyco common share held on the record date. Tyco shareholders received cash in lieu of fractional shares for amounts of less than one Covidien or Tyco Electronics common share. The distribution was structured to be tax-free to Tyco shareholders except to the extent of cash received in lieu of fractional shares. As a result of the distribution, the operations of Tyco's former Healthcare and Electronics businesses are now classified as discontinued operations in all periods presented.

        Additionally, on the distribution date, the Company, as approved by its Board of Directors, effected a reverse stock split of Tyco's common shares, at a split ratio of one for four. Shareholder approval for the reverse stock split was obtained at the March 8, 2007 Special General Meeting of Shareholders. Share and per share data for all periods presented have been adjusted to reflect the reverse stock split.

        We have and will continue to incur separation costs related to debt refinancing, tax restructuring, professional services and employee-related costs. We currently estimate that the total income statement charges will be approximately $1.4 billion, after-tax, much of which will be reflected as discontinued operations. During the quarters ended June 29, 2007 and June 30, 2006, the Company incurred pre-tax costs related to the Separation, including the $647 million loss on early extinguishment of debt in 2007, of $830 million and $56 million, respectively. Of this amount, $28 million and $19 million is included in separation costs, $259 million and $0 million related to loss on early extinguishment of debt is included in other expense, net and $543 million and $37 million in included in discontinued operations, respectively. During the nine months ended June 29, 2007 and June 30, 2006, the Company incurred pre-tax costs related to the Separation, including the $647 million loss on early extinguishment of debt in 2007, of $1,021 million and $89 million, respectively. Of this amount, $85 million and $32 million is included in separation costs, $259 million and $0 million related to loss on early extinguishment of debt is included in other expense, net and $677 million and $57 million in included in discontinued operations, respectively. Most of the remaining charges are expected to be incurred over the next six months.

        Additionally, the quarter ended June 29, 2007 includes tax charges related to the Separation primarily for the write-off of deferred tax assets that will no longer be realizable of $138 million, of which $56 million is included in income taxes and $82 million is included in discontinued operations. The nine months ended June 29, 2007 includes tax charges of $173 million, of which $85 million is included in income taxes and $88 million is included in discontinued operations.

        On April 27, 2007, in connection with the Separation, Tyco and certain of its subsidiaries that are issuers of its corporate debt commenced tender offers to purchase for cash substantially all of its outstanding U.S. dollar denominated public debt, aggregating approximately $6.6 billion. Tyco received acceptance notices for approximately $2.1 billion, or 36% of its outstanding non-convertible U.S. debt and approximately $726 million or 97% of its outstanding convertible U.S. debt. Debt which was not tendered in an amount of approximately $3.8 billion remains with Tyco.

        Additionally, on April 30, 2007, Tyco International Group S.A., a wholly-owned subsidiary of the Company ("TIGSA"), commenced tender offers to purchase for cash all of its outstanding Euro and Pound Sterling denominated public debt, aggregating the equivalent of approximately $1.9 billion. Tyco received acceptance notices for approximately $1.5 billion, or 80% of this debt, and the remainder was repurchased pursuant to an optional redemption.

        In connection with the debt tender offers, Tyco incurred a pre-tax charge for the early extinguishment of debt of approximately $647 million, for which no tax benefit is available. The charge consists primarily of premium paid and the write-off of unamortized debt issuance costs and discounts, of which $388 million is included in discontinued operations.

        In connection with the Separation, during the third quarter of 2007 we reorganized to a new management and segment reporting structure. As part of these organizational changes, we assessed new reporting units, assigned goodwill to the new reporting units and tested goodwill for impairment. As a result, we recognized a pre-tax goodwill impairment of $46 million in the third quarter of 2007 in the ADT Worldwide segment.

        We remain committed to returning excess cash to shareholders. During the quarter ended December 29, 2006, we repurchased 5 million of our common shares for $659 million completing the $2.0 billion share repurchase program approved by the Board of Directors in May 2006. In connection with the Separation, all common shares held by the Company were effectively retired during the third quarter of 2007. During the quarter and nine months ended June 29, 2007, we paid dividends of $396 million and $791 million, respectively, to shareholders.

        During the quarter ended December 29, 2006, we sold AIJ, a joint venture that was majority owned by our Infrastructure Services business, for $42 million in net cash proceeds and a pre-tax gain of $19 million was recorded. The AIJ business met the held for sale and discontinued operations criteria and has been included in discontinued operations in all periods presented.

        We are continuing to assess the strategic fit of our various businesses and are considering additional divestitures where businesses do not align with our long term vision. Tyco will explore a number of strategic alternatives for under-performing or non-strategic businesses including possible divestiture. In July 2007, the Board of Directors approved for divestiture our Infrastructure Services business which is part of Corporate and Other. The Infrastructure Services business had total net revenue of $1.2 billion and operating income of $55 million in 2006.

        To further improve operating efficiency, during the first quarter of 2007, we launched a restructuring program across the segments including the corporate organization which will streamline some of the businesses and reduce the operational footprint. We expect to incur charges related to the program of approximately $350 million to $400 million through the end of 2008. During the quarter and nine months ended June 29, 2007, we incurred charges of $49 million and $162 million, respectively, of which $2 million and $3 million, respectively, was recorded in cost of sales, and utilized cash of $13 million and $24 million, respectively, related to this program. We believe this restructuring program will strengthen our competitive position over the long term.

Class Action Settlement

        On May 14, 2007, Tyco entered into a Memorandum of Understanding with plaintiffs' counsel in connection with the settlement of 32 purported securities class action lawsuits.

        Under the terms of the Memorandum of Understanding, the plaintiffs have agreed to release all claims against Tyco, the other settling defendants and ten other individuals in consideration for the payment of $2.975 billion from Tyco to the certified class. The parties to the Memorandum of Understanding have agreed to use their best efforts to finalize and execute a final settlement agreement and to apply to the court for approval of the settlement agreement. The Memorandum of Understanding will be null and void if the settlement agreement does not receive final court approval. In addition, Tyco will have the right to terminate the settlement agreement in the event that more than a certain percentage of the certified class opts out of the settling class. On July 13, 2007, the U.S. District Court in Concord, New Hampshire, granted preliminary approval of the settlement.

        Under the terms of the Separation and Distribution Agreement entered into in connection with the Separation, each of Tyco, Covidien and Tyco Electronics are jointly and severally liable for the full amount of the class action settlement. Additionally, under the Separation and Distribution Agreement, the companies share in the liability and related escrow account, with Tyco assuming 27%, Covidien 42% and Tyco Electronics 31% of the settlement amount.

        Tyco incurred a charge to expense, for which no tax benefit is available, and a current liability of $2.975 billion in the third quarter of 2007. The Company also expects that it will recover certain of these costs from insurers. As such, the Company has recorded $100 million of recovery as class action settlement in the Consolidated Statements of Income. Tyco borrowed under its unsecured bridge and credit facilities to fund the liability and placed the proceeds in escrow for the benefit of the class. In connection with the Separation, Covidien and Tyco Electronics assumed their portion of the related borrowing. The escrow account will earn interest that is payable to the class. In addition, interest is accrued on the class action settlement liability. Based on the Separation and Distribution Agreement, at June 29, 2007 Tyco had a receivable from Covidien and Tyco Electronics for their portion of the liability of $1,248 million and $921 million, respectively, and a payable to Covidien and Tyco Electronics for their interest in the escrow account. Receivables and payables that pertain to the class action settlement and related escrow account with the same counterparty are presented net in the consolidated balance sheet. Tyco's portion of the liability is $803 million. Additionally, Tyco recorded payables of $73 million with an offset to shareholders' equity for amounts due to Covidien and Tyco Electronics for their portion of the insurance recovery.

Operating Results

        Net revenue and net income for the quarters and nine months ended June 29, 2007 and June 30, 2006, as restated, were as follows ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2007	June 30, 2006 (Restated)	June 29, 2007	June 30, 2006 (Restated)
Revenue from product sales	$3,123	$2,844	$8,869	$8,075
Service revenue	1,962	1,871	5,781	5,586

Net revenue	$5,085	$4,715	$14,650	$13,661

Operating (loss) income	$(2,560)	$271	$(2,078)	$883
Interest income	32	9	64	37
Interest expense	(80)	(65)	(211)	(214)
Other expense, net	(259)	—	(257)	—

(Loss) income from continuing operations before income taxes and minority interest	(2,867)	215	(2,482)	706
Income taxes	(166)	(45)	(212)	(167)
Minority interest	(2)	—	(3)	—

(Loss) income from continuing operations	(3,035)	170	(2,697)	539
(Loss) income from discontinued operations, net of income taxes	(516)	698	774	1,817

(Loss) income before cumulative effect of accounting change	(3,551)	868	(1,923)	2,356
Cumulative effect of accounting change, net of income taxes	—	—	—	(14)

Net (loss) income	$(3,551)	$868	$(1,923)	$2,342

        Net revenue increased $370 million, or 7.8%, for the quarter ended June 29, 2007 as compared to the quarter ended June 30, 2006 as a result of growth in four of our segments. The increase in net revenue was largely driven by Flow Control as a result of volume growth from continued strength in most industrial end markets. In addition, ADT Worldwide had strong growth in Asia, as well as growth in its recurring revenue base and contracting revenue in North America. Fire Protection Services experienced continued growth in electronic and mechanical contracting. Foreign currency exchange rates positively affected the third quarter of 2007 by $156 million while the net impact of acquisitions and divestitures negatively affected the same period by $18 million.

        Operating income decreased $2.8 billion for the quarter ended June 29, 2007. Operating income was primarily impacted by the class action settlement charge, net of $2.875 billion. Revenue growth in four segments was partially offset by lower margins in Electrical and Metal Products primarily due to unfavorable spreads on both steel and copper products. Operating income for the quarter ended June 30, 2006 includes a $100 million charge related to the Voluntary Replacement Program for sprinkler heads in the Safety Products business. Additionally, operating income was impacted by costs incurred relating to the Separation and the restructuring program announced in November 2006. Separation related costs impacted operating income by $28 million for the quarter ended June 29, 2007. In the same period last year, operating income was impacted by $19 million of Separation related costs. Restructuring and asset impairment charges, net impacted operating income by $49 million, including $2 million in cost of sales, for the quarter ended June 29, 2007. Also impacting operating income was a goodwill impairment charge of $46 million due to the reorganization into our new management and segment reporting structure. Divestiture charges impacted the quarter ended June 29, 2007 by $3 million. Restructuring, asset impairment and divestiture charges, net were $8 million for the same period last year.

        Net revenue increased $989 million, or 7.2%, for the nine months ended June 29, 2007 as compared to the nine months ended June 30, 2006 as a result of growth in all of our segments. The increase in net revenue was largely driven by Flow Control as a result of volume growth from continued strength in most industrial end markets. In addition, ADT Worldwide had strong growth in Asia and Latin America, as well as growth in its recurring revenue base and contracting revenue in North America. Fire Protection Services experienced continued growth in electronic and mechanical contracting. Foreign currency exchange rates positively affected the nine months of 2007 by $421 million while the net impact of acquisitions and divestitures negatively affected the same period by $34 million.

        Operating income decreased $3.0 billion for the nine months ended June 29, 2007. Operating income was primarily impacted by the class action settlement charge, net of $2.875 billion. Revenue growth in all segments was partially offset by lower margins in Electrical and Metal Products primarily due to unfavorable spreads on both steel and copper products. Additionally, operating income was impacted by costs incurred relating to the Separation and the restructuring program announced in November 2006. Separation related costs impacted operating income by $85 million for the nine months ended June 29, 2007. In the same period last year, operating income was impacted by $32 million of Separation related costs. Restructuring and asset impairment charges, net impacted operating income by $162 million, including $3 million in cost of sales, for the nine months ended June 29, 2007. Also impacting operating income was a goodwill impairment charge of $46 million due to the reorganization into our new management and segment reporting structure. Divestiture charges impacted the nine months ended June 29, 2007 by $12 million. Restructuring, asset impairment and divestiture charges, net were $16 million for the same period last year.

Segment Results:

        The segment discussions that follow describe the significant factors contributing to the changes in results for each of our realigned segments included in continuing operations.

Quarter Ended June 29, 2007 Compared to Quarter Ended June 30, 2006

  ADT Worldwide

        Net revenue, operating income and operating margin for ADT Worldwide were as follows ($ in millions):

	For the Quarters Ended
	June 29, 2007	June 30, 2006
Revenue from product sales	$680	$640
Service revenue	1,229	1,166

Net revenue	$1,909	$1,806

Operating income	$205	$242
Operating margin	10.7%	13.4%

        Net revenue by geographic area for ADT Worldwide was as follows ($ in millions):

	For the Quarters Ended
	June 29, 2007	June 30, 2006
North America	$1,008	$987
Europe, Middle East and Africa ("EMEA")	651	607
Rest of World	250	212

	$1,909	$1,806

        Net revenue for ADT Worldwide increased 5.7% during the quarter ended June 29, 2007, with product revenue up 6.3% and service revenue up 5.4%, as compared to the quarter ended June 30, 2006. Revenue from product sales includes sales and installation of electronic security and other systems. Service revenue is comprised of electronic security services and maintenance, including the monitoring of burglar alarms, fire alarms and other life safety systems as well as services related to retailer anti-theft systems. The 2.1% revenue growth in North America resulted largely from an increase in commercial installations, primarily in the retailer market, as well as an increase in the recurring revenue base. Revenue in the EMEA region grew 7.2% primarily driven by favorable changes in foreign currency exchange rates. The 17.9% revenue growth in the Rest of World geographies was primarily driven by strong growth in Asia and Latin America and, to a lesser extent, favorable changes in foreign currency exchange rates. Overall, the ADT Worldwide net revenue increase included favorable impact of changes in foreign currency exchange rates of $50 million and the unfavorable net impact of acquired and divested businesses of $10 million.

        Attrition rates for customers in our ADT Worldwide business continued to improve, declining to an average of 12.6% on a trailing 12-month basis as of June 29, 2007. As a result of our ongoing review of attrition rates and related patterns in which revenues are earned, management reassessed amortization and depreciation methods and lives for its company-owned security systems and dealer intangible assets and made adjustments in the current period (see Note 1).

        Operating income decreased $37 million in the quarter ended June 29, 2007 from the same period in the prior year. This decrease was primarily driven by the goodwill impairment charge of $46 million due to the reorganization into our new management and segment reporting structure, partially offset by volume and operational efficiencies and the change in method and estimated useful lives of pooled subscriber system and dealer intangible assets, which resulted in net operating income of $15 million. In addition, results for the quarter ended June 29, 2007 included net restructuring charges of $11 million, which were primarily related to improving field efficiencies and consolidating certain administrative functions in Europe. The same period in the prior year included net restructuring charges of $4 million.

  Fire Protection Services

        Net revenue, operating income and operating margin for Fire Protection Services were as follows ($ in millions):

	For the Quarters Ended
	June 29, 2007	June 30, 2006
Revenue from product sales	$488	$439
Service revenue	394	387

Net revenue	$882	$826

Operating income	$57	$61
Operating margin	6.5%	7.4%

        Net revenue for Fire Protection Services increased $56 million, or 6.8%, during the quarter ended June 29, 2007 as compared to the quarter ended June 30, 2006, driven largely by an 11.2% increase in revenue from product sales. Revenue from product sales includes sales and installation of fire protection and other systems. Service revenue comprises inspection, maintenance, service and monitoring of fire detection and suppression systems. The increase was largely the result of strong growth in most regions which benefited from continuing strength in commercial construction markets, partially offset by lower revenues in Latin America as we are focusing on higher margin products and services. Changes in foreign currency exchange rates had a favorable impact of $25 million while divestitures had a negative impact of $2 million.

        Operating income decreased $4 million in the quarter ended June 29, 2007 as compared to the same period in the prior year. Results for the quarter ended June 29, 2007 included net restructuring charges of $12 million, which were primarily related to actions to improve field efficiencies and consolidate certain administrative functions in Europe, compared to no charges in the prior year.

  Flow Control

        Net revenue, operating income and operating margin for Flow Control were as follows ($ in millions):

	For the Quarters Ended
	June 29, 2007	June 30, 2006
Revenue from product sales	$932	$770
Service revenue	50	36

Net revenue	$982	$806

Operating income	$124	$87
Operating margin	12.6%	10.8%

        Net revenue for Flow Control increased $176 million, or 21.8%, in the quarter ended June 29, 2007 as compared to the quarter ended June 30, 2006. The increase in net revenue was largely driven by volume growth from continued strength in most industrial end markets with significant project growth in the energy and water sectors. Growth in these sectors was strong across all geographical regions, and, in particular, Asia-Pacific and Europe. Favorable changes in foreign currency exchange rates positively impacted revenue by $54 million.

        The increase in operating income of $37 million, or 42.5%, in the quarter ended June 29, 2007 as compared to the quarter ended June 30, 2006 was primarily due to revenue growth, as well as improved utilization rates.

  Safety Products

        Net revenue, operating income and operating margin for Safety Products were as follows ($ in millions):

	For the Quarters Ended
	June 29, 2007	June 30, 2006
Revenue from product sales	$448	$427
Service revenue	4	5

Net revenue	$452	$432

Operating income (loss)	$73	$(20)
Operating margin (deficit)	16.2%	(4.6)%

        Net revenue for Safety Products increased $20 million, or 4.6%, during the quarter ended June 29, 2007 as compared to the quarter ended June 30, 2006. Favorable changes in foreign currency exchange rates of $11 million contributed to the increase in revenue. The suppression and electronic security businesses contributed to the growth in revenue due to strong performance. The increase in the fire suppression business was driven by growth in the energy and marine sectors as well as increased selling prices to help offset the significant cost increase of raw materials. The electronic security business also experienced growth as a result of new product introductions and new market expansions. These increases were partially offset by continued softness in the life safety business in North America due to delays of federal assistance provided to fire departments.

        Operating income increased $93 million during the quarter ended June 29, 2007 over the same period in the prior year. This increase is primarily attributable to a prior year charge of $100 million related to the Voluntary Replacement Program for sprinkler heads in the fire suppression business. Additionally, operating income increased as a result of increased sales volume along with the impact of cost savings from operational excellence initiatives, partially offset by net restructuring and asset impairment charges of $8 million for the quarter ended June 29, 2007.

  Electrical and Metal Products

        Net revenue, operating income and operating margin for Electrical and Metal Products were as follows ($ in millions):

	For the Quarters Ended
	June 29, 2007	June 30, 2006
Revenue from product sales	$519	$526
Service revenue	—	—

Net revenue	$519	$526

Operating income	$47	$84
Operating margin	9.1%	16.0%

        Net revenue for Electrical and Metal Products decreased $7 million, or 1.3%, in the quarter ended June 29, 2007 as compared to the quarter ended June 30, 2006. The decrease in net revenue was largely driven by lower sales volume and selling prices for steel tubular products and armored cable products in North America. These decreases were partially offset by increased sales volume and improved prices in Brazil. Favorable changes in foreign currency exchange rates of $6 million also helped offset the decrease in revenue.

        The decrease in operating income of $37 million, or 44.0%, in the quarter ended June 29, 2007 as compared to the quarter ended June 30, 2006 was primarily due to unfavorable spreads on both steel tubular and armored cable products. Additionally, lower sales volume adversely impacted operating income.

  Corporate and Other

        Net revenue, operating income and operating margin for Corporate and Other were as follows ($ in millions):

	For the Quarters Ended
	June 29, 2007	June 30, 2006
Revenue from product sales	$56	$42
Service revenue	285	277

Net revenue	$341	$319

Operations	$24	$19
Corporate expense	(3,090)	(202)

Operating loss	$(3,066)	$(183)

        Corporate and Other includes the operating results of our Infrastructure Services business and certain other businesses. Net revenue increased $22 million, or 6.9%, in the quarter ended June 29, 2007 as compared to the quarter ended June 30, 2006, primarily due to an increase in the Infrastructure Services business as a result of more focused project selection. Favorable changes in foreign currency exchange rates positively impacted revenue by $10 million.

        Including corporate expense, the operating loss was $3,066 million in the quarter ended June 29, 2007 as compared to $183 million in the quarter ended June 30, 2006. Operating loss in the quarter ended June 29, 2007 included operating income of $24 million primarily related to Infrastructure Services, which increased $3 million compared to the prior year. Corporate expense for the quarter ended June 29, 2007 included the class action settlement charge, net of $2.875 billion, Separation related costs of $28 million, net restructuring and asset impairment charges of $16 million primarily related to the consolidation of certain headquarter functions and divestiture charges of $2 million. Corporate expense for the quarter ended June 30, 2006 included Separation related costs of $19 million.

        In connection with the Separation, we have initiated actions to reduce our corporate expense and are targeting a full year corporate expense run rate of $500 million by mid-2008.

  Interest Income and Expense

        Interest income was $32 million and $9 million during the quarters ended June 29, 2007 and June 30, 2006, respectively. The increase in interest income is related to interest earned on the class action settlement escrow and a higher average cash balance compared with the prior year. The portion of Tyco's interest income allocated to Covidien and Tyco Electronics was $6 million and $10 million during the quarters ended June 29, 2007 and June 30, 2006, respectively, and is included in discontinued operations.

        Interest expense was $80 million in the quarter ended June 29, 2007 as compared to $65 million in the quarter ended June 30, 2006. The increase in interest expense reflects interest on the class action settlement liability. The portion of Tyco's interest expense allocated to Covidien and Tyco Electronics was $60 million and $92 million during the quarters ended June 29, 2007 and June 30, 2006, respectively, and is included in discontinued operations.

        In each period, net interest amounts were proportionally allocated to Covidien and Tyco Electronics based on the debt amounts that we believe were utilized by Covidien and Tyco Electronics historically inclusive of amounts directly incurred, and reflected in discontinued operations. Allocated net interest was calculated using our historical weighted-average interest rate on debt, including the impact of interest rate swap agreements.

  Other Expense, Net

        Other expense, net was $259 million and $0 million during the quarters ended June 29, 2007 and June 30, 2006, respectively, which represents the loss on early extinguishment of debt incurred in connection with the debt tenders, consisting of premium paid and the write-off of unamortized debt issuance costs and discounts. The total loss on early extinguishment of debt was $647 million, with $259 million included in continuing operations and $388 million allocated to Covidien and Tyco Electronics and included in discontinued operations.

  Effective Income Tax Rate

        The effective tax rate for the third quarter of 2007 is not meaningful primarily as a result of the class action settlement charge, net of $2.875 billion and the loss on early extinguishment of debt of $259 million for which no tax benefit is available. Additionally, taxes for the third quarter of 2007 were negatively impacted by tax costs related to the Separation. Our effective income tax rate was 20.9% during the quarter ended June 30, 2006.

Nine Months Ended June 29, 2007 Compared to Nine Months Ended June 30, 2006

  ADT Worldwide

        Net revenue, operating income and operating margin for ADT Worldwide were as follows ($ in millions):

	For the Nine Months Ended
	June 29, 2007	June 30, 2006
Revenue from product sales	$2,022	$1,876
Service revenue	3,637	3,457

Net revenue	$5,659	$5,333

Operating income	$601	$658
Operating margin	10.6%	12.3%

        Net revenue by geographic area for ADT Worldwide was as follows ($ in millions):

	For the Nine Months Ended
	June 29, 2007	June 30, 2006
North America	$3,049	$2,961
Europe, Middle East and Africa	1,898	1,748
Rest of World	712	624

	$5,659	$5,333

        Net revenue for ADT Worldwide increased 6.1% during the nine months ended June 29, 2007, with product revenue up 7.8% and service revenue up 5.2%, as compared to the nine months ended June 30, 2006. Revenue from product sales includes sales and installation of electronic security and other systems. Service revenue is comprised of electronic security services and maintenance, including the monitoring of burglar alarms, fire alarms and other life safety systems as well as services related to retailer anti-theft systems. The 3.0% revenue growth in North America resulted largely from an increase in commercial installations, primarily in the retailer market, as well as an increase in the recurring revenue base. Revenue in the EMEA region grew 8.6% primarily driven by favorable changes in foreign currency exchange rates. The 14.1% revenue growth in the Rest of World geographies was primarily driven by strong growth in Asia and Latin America and, to a lesser extent, favorable changes in foreign currency exchange rates. Overall, the ADT Worldwide net revenue increase included favorable impact of changes in foreign currency exchange rates of $150 million and the unfavorable net impact of acquired and divested businesses of $6 million.

        Attrition rates for customers in our ADT Worldwide business continued to improve, declining to an average of 12.6% on a trailing 12-month basis as of June 29, 2007. As a result of our ongoing review of attrition rates and related patterns in which revenues are earned, management reassessed amortization and depreciation methods and lives for its company-owned security systems and dealer intangible assets and made adjustments in the current period (see Note 1).

        Operating income decreased $57 million in the nine months ended June 29, 2007 from the same period in the prior year. Increased volume, operational efficiencies and the change in method and estimated useful lives of pooled subscriber system and dealer intangible assets, which resulted in net operating income of $15 million, were more than offset by the goodwill impairment charge of $46 million due to the reorganization into our management and segment reporting structure, as well as increased investment in selling and marketing in Americas and Asia. In addition, results for the nine months ended June 29, 2007 included net restructuring and asset impairment charges of $67 million, which were primarily related to improving field efficiencies and consolidating certain administrative functions in Europe, and an impairment of certain indefinite lived intangible assets. The same period in the prior year included net restructuring charges of $3 million.

  Fire Protection Services

        Net revenue, operating income and operating margin for Fire Protection Services were as follows ($ in millions):

	For the Nine Months Ended
	June 29, 2007	June 30, 2006
Revenue from product sales	$1,392	$1,245
Service revenue	1,170	1,141

Net revenue	$2,562	$2,386

Operating income	$171	$145
Operating margin	6.7%	6.1%

        Net revenue for Fire Protection Services increased $176 million, or 7.4%, during the nine months ended June 29, 2007 as compared to the nine months ended June 30, 2006, driven largely by an 11.8% increase in revenue from product sales. Revenue from product sales includes sales and installation of fire protection and other systems. Service revenue comprises inspection, maintenance, service and monitoring of fire detection and suppression systems. This increase was largely the result of strong growth in most regions which benefited from continuing strength in commercial construction markets.

Changes in foreign currency exchange rates had a favorable impact of $67 million while divestitures had a negative impact of $25 million.

        Operating income increased $26 million during the nine months ended June 29, 2007 as compared to the same period in the prior year resulted largely from increased volume, and improved margins, primarily in North America. Results for the nine months ended June 29, 2007 included net restructuring charges of $25 million, which were primarily related to actions to improve field efficiencies and consolidate certain administrative functions in Europe, compared to no charges in the prior year.

  Flow Control

        Net revenue, operating income and operating margin for Flow Control were as follows ($ in millions):

	For the Nine Months Ended
	June 29, 2007	June 30, 2006
Revenue from product sales	$2,563	$2,173
Service revenue	132	91

Net revenue	$2,695	$2,264

Operating income	$334	$245
Operating margin	12.4%	10.8%

        Net revenue for Flow Control increased $431 million, or 19.0%, in the nine months ended June 29, 2007 as compared to the nine months ended June 30, 2006. The increase in net revenue was largely driven by volume growth from continued strength in most industrial end markets with significant project growth in the energy and water sectors. Growth in these sectors was strong across all geographical regions, and, in particular, Asia-Pacific and Europe. Favorable changes in foreign currency exchange rates positively impacted revenue by $133 million.

        The increase in operating income of $89 million, or 36.3%, in the nine months ended June 29, 2007 as compared to the nine months ended June 30, 2006 was primarily due to revenue growth, as well as improved utilization rates. The increase in operating income during the nine months ended June 29, 2007 was partially offset by net restructuring and asset impairment charges of $13 million, which includes $2 million in cost of sales, and $3 million of divestiture charges.

  Safety Products

        Net revenue, operating income and operating margin for Safety Products were as follows ($ in millions):

	For the Nine Months Ended
	June 29, 2007	June 30, 2006
Revenue from product sales	$1,295	$1,228
Service revenue	13	14

Net revenue	$1,308	$1,242

Operating income	$217	$122
Operating margin	16.6%	9.8%

        Net revenue for Safety Products increased $66 million, or 5.3%, during the nine months ended June 29, 2007 as compared to the nine months ended June 30, 2006 primarily from strong performance in the fire suppression and electronic security businesses. Favorable changes in foreign currency exchange rates of $33 million also contributed to the increase in revenue. The increase in the fire suppression business was driven by continued growth in the energy and marine sectors in the Americas and the Middle East as well as increased selling prices to help offset the significant cost increase of raw materials. The electronic security business also experienced favorable growth as a result of new product introductions and new market expansions. These increases were partially offset by continued softness in the life safety business in North America due to delays of federal assistance provided to fire departments.

        Operating income increased $95 million during the nine months ended June 29, 2007 over the same period in the prior year. The increase in operating income was primarily attributable to a prior year charge of $100 million related to Voluntary Replacement Program for sprinkler heads in the fire suppression business. Additionally, operating income increased as a result of increased sales volume along with the impact of cost savings from operational excellence initiatives offset by net restructuring and asset impairment charges of $20 million for the nine months ended June 29, 2007.

  Electrical and Metal Products

        Net revenue, operating income and operating margin for Electrical and Metal Products were as follows ($ in millions):

	For the Nine Months Ended
	June 29, 2007	June 30, 2006
Revenue from product sales	$1,439	$1,427
Service revenue	2	1

Net revenue	$1,441	$1,428

Operating income	$114	$237
Operating margin	7.9%	16.6%

        Net revenue for Electrical and Metal Products increased $13 million, or 0.9%, in the nine months ended June 29, 2007 as compared to the nine months ended June 30, 2006. Favorable changes in foreign currency exchange rates of $12 million contributed to the increase in revenue. The increase in net revenue was largely driven by increased sales volume and selling prices of armored cable products as a result of higher copper costs, and higher sales volumes in Brazil. These increases were largely offset by the impact of lower sales volumes and selling prices on steel tubular products in North America.

        The decrease in operating income of $123 million, or 51.9%, in the nine months ended June 29, 2007 as compared to the nine months ended June 30, 2006 was primarily due to unfavorable spreads on both steel tubular and armored cable products. Higher sales volume for armored cable products were offset by lower sales volume for our steel tubular products.

  Corporate and Other

        Net revenue, operating income and operating margin for Corporate and Other were as follows ($ in millions):

	For the Nine Months Ended
	June 29, 2007	June 30, 2006
Revenue from product sales	$158	$126
Service revenue	827	882

Net revenue	$985	$1,008

Operations	$68	$63
Corporate expense	(3,583)	(587)

Operating loss	$(3,515)	$(524)

        Corporate and Other includes the operating results of our Infrastructure Services business and certain other businesses. Net revenue decreased $23 million, or 2.3%, in the nine months ended June 29, 2007 as compared to the nine months ended June 30, 2006, primarily due to a decrease in the Infrastructure Services business as a result of more focused project selection and prior year hurricane reconstruction work. Favorable changes in foreign currency exchange rates positively impacted revenue by $26 million.

        Including corporate expense, the operating loss was $3,515 million in the nine months ended June 29, 2007 as compared to $524 million in the nine months ended June 30, 2006. Operating loss in the nine months ended June 29, 2007 included operating income of $68 million primarily related to Infrastructure Services, which increased compared to the prior year. Corporate expense for the nine months ended June 29, 2007 included class action settlement charge, net of $2.875 billion, Separation related costs of $84 million, net restructuring charges of $37 million primarily related to the consolidation of certain headquarter functions and divestiture charges of $8 million. Corporate expense for the nine months ended June 30, 2006 included Separation related costs of $32 million and net restructuring charges of $1 million.

        In connection with the Separation, we have initiated actions to reduce our corporate expense and are targeting a full year corporate expense run rate of $500 million by mid-2008.

  Interest Income and Expense

        Interest income was $64 million and $37 million during the nine months ended June 29, 2007 and June 30, 2006, respectively. The increase in interest income is related to interest earned on the class action settlement escrow. The portion of Tyco's interest income allocated to Covidien and Tyco Electronics was $35 million and $40 million during the nine months ended June 29, 2007 and June 30, 2006, respectively and is included in discontinued operations.

        Interest expense was $211 million in the nine months ended June 29, 2007 as compared to $214 million in the nine months ended June 30, 2006. The decrease in interest expense reflects lower debt outstanding partially offset by interest on the class action settlement liability. The portion of Tyco's interest expense allocated to Covidien and Tyco Electronics was $242 million and $288 million during the nine months ended June 29, 2007 and June 30, 2006, respectively, and is included in discontinued operations.

        In each period, net interest amounts were proportionally allocated to Covidien and Tyco Electronics based on the debt amounts that we believe were utilized by Covidien and Tyco Electronics historically inclusive of amounts directly incurred and is reflected as discontinued operations. Allocated net interest was calculated using our historical weighted average interest rate on debt, including the impact of interest rate swap agreements.

  Other Expense, Net

        Other expense, net was $257 million and $0 million during the nine months ended June 29, 2007 and June 30, 2006, respectively, and primarily includes the loss on early extinguishment of debt incurred in connection with the debt tenders, consisting of premium paid and the write-off of unamortized debt issuance costs and discounts. The total loss on early extinguishment of debt was $647 million, with $259 million included in continuing operations and $388 million allocated to Covidien and Tyco Electronics and included in discontinued operations.

  Effective Income Tax Rate

        The effective tax rate for the nine months ended June 29, 2007 is not meaningful primarily as a result of the class action settlement charge of $2.875 billion and the loss on early extinguishment of debt of $259 million for which no tax benefit is available. Additionally, taxes for the nine months ended June 29, 2007 were negatively impacted by tax costs related to the Separation. Our effective income tax rate was 23.7% during the nine months ended June 30, 2006.

  Other Income Tax Matters

        The Company and its subsidiaries' income tax returns periodically are examined by various tax authorities. In connection with these examinations, tax authorities, including the Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. The Company is reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed as probable and estimable have been recorded.

        In 2004, in connection with the IRS audit of the 1997 through 2000 years, the Company submitted to the IRS proposed adjustments to these prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously filed. During 2006, the IRS accepted substantially all of the proposed adjustments. Also during 2006, the Company developed proposed amendments to U.S. federal income tax returns for additional periods through 2002. On the basis of previously accepted amendments, the Company has determined that acceptance of these adjustments is probable and, accordingly, has recorded them in the Consolidated Financial Statements. Such adjustments did not have a material impact on the Company's financial condition, results of operations or cash flows.

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

        During the quarter, the IRS concluded its field examination of certain of Tyco's U.S. federal income tax returns for the years 1997 though 2000 and issued anticipated Revenue Agents' Reports ("RARs") which reflect the IRS' determination of proposed tax adjustments for the periods under audit. The RAR's propose tax audit adjustments to certain of the Company's previously filed tax return positions, all of which the Company expected and previously assessed at each balance sheet date.

Accordingly, the Company has made no additional provision during the quarter ended June 29, 2007 as a result of the proposed audit adjustments in the RARs.

        The Company has agreed with the IRS on adjustments totaling $498 million, with an estimated cash impact to the Company of $458 million, and during the quarter, the Company paid $458 million, of which $163 million relates to the Company's discontinued operations. The Company will appeal other proposed tax audit adjustments totaling approximately $1 billion and the Company intends to vigorously defend its prior filed tax return positions. The Company continues to believe that the amounts recorded in its financial statements relating to these tax adjustments are sufficient. However, the ultimate resolution of these matters is uncertain and could result in a material impact to the Company's financial position, results of operations and/or cash flows. In addition, ultimate resolution of these matters could result in the Company filing amended U.S. federal income tax returns for years subsequent to the current 1997 to 2000 audit period and could have a material impact on the Company's effective tax rate in future reporting periods.

        Additionally, the IRS proposed civil fraud penalties arising from alleged actions of former executives in connection with certain intercompany transfers of stock of Simplex Technologies in 1998 and 1999. Based on statutory guidelines, we estimate the proposed penalties could range between $30 million and $50 million. The Company will vigorously oppose the assertion of any such penalties against the Company.

        In connection with the spin-offs of Covidien and Tyco Electronics from Tyco, Tyco entered into a Tax Sharing Agreement that generally governs Covidien's, Tyco Electronics' and Tyco's respective rights, responsibilities, and obligations after the distribution with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the distribution of all of the shares of Covidien or Tyco Electronics to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Code or certain internal transactions undertaken in anticipation of the spin-offs to qualify for tax-favored treatment under the Code.

        After the spin-offs, under the Tax Sharing Agreement, with certain exceptions, Tyco will generally be responsible for the payment of 27% of any additional U.S. income taxes that are required to be paid to a U.S. tax authority as a result of a U.S. tax audit of Covidien's, Tyco Electronics' or Tyco's subsidiaries' income tax returns for all periods prior to the spin-offs.

        Under the Tax Sharing Agreement, the Company shares responsibility for certain of Tyco's, Covidien's and Tyco Electronics' income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and Tyco Electronics share 27%, 42% and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and Tyco Electronics' U.S. income tax returns. All costs and expenses associated with the management of these shared tax liabilities are shared equally among the parties. At June 29, 2007, Tyco recorded a receivable from Covidien and Tyco Electronics of $187 million reflected in other assets as our estimate of their portion of the Tax Sharing obligations with an offset to shareholders' equity. Other liabilities include $543 million for the fair value of Tyco's obligations under the Tax Sharing Agreement, determined in accordance with FIN 45 recognized with an offset to shareholders' equity.

        Tyco will provide payment under the Tax Sharing Agreement as the shared income tax liabilities are settled. Settlement is expected to occur as the IRS audit process is completed for the impacted years. Given the nature of the shared liabilities, the maximum amount of potential future payments is not determinable.

        In the event the Separation is determined to be taxable and such determination was the result of actions taken after the Separation by Tyco, Covidien or Tyco Electronics, the party responsible for such failure would be responsible for all taxes imposed on Tyco, Covidien or Tyco Electronics as a result thereof. If such determination is not the result of actions taken after the Separation by Tyco, Covidien or Tyco Electronics, then Tyco, Covidien and Tyco Electronics would be responsible for 27%, 42% and 31%, respectively, of any taxes imposed on Tyco, Covidien or Tyco Electronics as a result of such determination. Such tax amounts could be significant. The Company is responsible for all of its own taxes that are not shared pursuant to the Tax Sharing Agreement's sharing formula. In addition, Covidien and Tyco Electronics are responsible for their tax liabilities that are not subject to the Tax Sharing Agreement's sharing formula.

        If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party's fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, the Company could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, the Company may be obligated to pay amounts in excess of its agreed-upon share of Tyco's, Covidien's and Tyco Electronics' tax liabilities. See Note 15 for further discussion of guarantees and indemnifications extended between Tyco, Covidien and Tyco Electronics.

Cumulative effect of accounting change

        During 2006, the Company adopted FIN No. 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143." FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 requires that conditional asset retirement obligations, along with the associated capitalized asset retirement costs, be initially reported at their fair values. Upon adoption, the Company recognized a liability of $32 million for asset retirement obligations and an increase of $10 million in the carrying amount of the related assets, of which $19 million and $5 million are reflected in liabilities and assets of discontinued operations, respectively. The initial recognition resulted in a cumulative effect of accounting change of $22 million pre-tax loss ($14 million after-tax), reflecting the accumulated depreciation and accretion that would have been recognized in prior periods had the provisions of FIN No. 47 been in effect at the time.

Discontinued Operations and Divestitures

Discontinued Operations

        During the third quarter of 2007, Tyco completed the Separation and has presented its Healthcare and Electronics businesses as discontinued operations in all periods presented.

        The Company has used available information to develop its best estimates for certain assets and liabilities related to the Separation. In limited instances, final determination of the balances will be made in subsequent periods, such as in the case of the cash true-up adjustment, as specified in the Separation and Distribution Agreement, and when final income tax returns are filed in certain jurisdictions where those returns include a combination of Tyco, Covidien and/or Tyco Electronics legal entities. These adjustments are not expected to be material and will be recorded through shareholder's equity in subsequent periods when finally determined.

        Power Systems, which was part of the Tyco Electronics business, met the held for sale criteria during the third quarter of 2007. As a result, the Company recorded a pre-tax impairment charge of $585 million, which is included in discontinued operations, to write the business down to its fair value.

        During the first quarter of 2007, AIJ, a joint venture that was majority owned by our Infrastructure Services business, was sold for $42 million in net cash proceeds and a pre-tax gain on sale of $19 million was recorded. Also, during the first quarter of 2007, the Company collected a $30 million receivable due from the purchaser of the Plastics, Adhesives and Ludlow Coated Products businesses related to the decline in average resin prices.

        During the fourth quarter of 2006, the Company entered into a definitive sale agreement to divest the Printed Circuit Group ("PCG") business of the Tyco Electronics business. During the first quarter of 2007, the Company consummated the sale of its PCG business for $231 million in net cash proceeds and recorded a pre-tax gain on the sale of $45 million.

        During the second quarter of 2006, the Company completed the sale of the Plastics, Adhesives and Ludlow Coated Products businesses for $975 million in gross cash proceeds. Final working capital and other adjustments resulted in net proceeds of $882 million. During the first half of 2006, the Company recognized a pre-tax impairment and loss on sale of $282 million.

        Also, during the first half of 2006, the Company entered into a definitive sale agreement for the A&E Products Group. As a result, the Company recorded a pre-tax impairment and loss on sale charge of $22 million. The sale of the A&E Products Group was completed in the third quarter of 2006 for gross cash proceeds of $5 million. The Company recognized a loss on sale of $3 million.

        The AIJ, PCG, Plastics, Adhesives and Ludlow Coated Products and A&E Products businesses all met the held for sale and discontinued operations criteria and have been included in discontinued operations in all periods presented.

Losses on divestitures

        During the nine months ended June 29, 2007 and June 30, 2006, the Company recorded $12 million and $2 million, respectively, of divestiture charges in continuing operations in connection with the divestiture or write-down to fair-value of certain businesses.

Acquisitions

        Cash paid for acquisitions by businesses included in continuing operations, primarily Safety Products and Flow Control, during the nine months ended June 29, 2007 totaled $26 million. Cash paid for acquisitions, primarily ADT Worldwide and Flow Control, during the nine months ended June 30, 2006 totaled $2 million.

        During the third quarter of 2007, Tyco's Healthcare business acquired intellectual property from Sorbx, LLC, for $30 million. In connection with the acquisition, the Company recorded a $30 million in-process research and development charge, included within loss from discontinued operations in the Consolidated Statement of Income.

        During the fourth quarter of 2006, Tyco's Healthcare business acquired over 50% ownership of Airox S.A. ("Airox") for $59 million, net of cash acquired of $4 million. During the first quarter of 2007, Tyco's Healthcare business acquired the remaining outstanding shares of Airox in a mandatory tender offer for approximately $47 million in cash, and now owns 100% of the business. During the first quarter of 2007, the Company also recorded an additional $8 million in-process research and development charge, included within loss from discontinued operations, net in the Consolidated

Statements of Income, in conjunction with the acquisition. In-process research and development charges for the entire acquisition totaled $19 million.

        During the six months ended March 31, 2006, Tyco's Healthcare business acquired over 90% ownership in Floreane Medical Implants, S.A. for approximately $122 million, net of cash acquired of $3 million. During the second quarter of 2007, the Company acquired additional outstanding shares for approximately $9 million in cash, and now has over 95% ownership. During the six months ended March 31, 2006, the Company recorded a $3 million in-process research and development charge, included within loss from discontinued operations, net in the Consolidated Statements of Income, in conjunction with the acquisition.

        In-process research and development charges relate to the development of certain technology that has not yet obtained regulatory approval. As of the acquisition date, the in-process research and development was not considered to be technologically feasible or to have any alternative future use.

        These acquisitions were funded utilizing cash from operations. The results of operations of the acquired companies have been included in the consolidated results from the respective acquisition dates. These acquisitions did not have a material effect on the Company's financial position, results of operations or cash flows.

Goodwill Impairment

        In connection with the Separation, during the third quarter of 2007 Tyco reorganized into a new management and segment reporting structure. As part of these organizational changes, the Company assessed new reporting units and conducted valuations to determine the assignment of goodwill to the new reporting units based on their estimated relative fair values. In determining fair value, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and market place data. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment. Changes to these factors and judgments could result in impairment to one or more of our reporting units in a future period.

        Following the relative fair value goodwill allocation, the Company then tested goodwill for impairment by comparing the fair value of each reporting unit with its carrying value amount. If the carrying amount of a reporting unit exceeded its fair value, goodwill was considered potentially impaired. Where goodwill was potentially impaired, the Company compared the implied fair value of the reporting unit goodwill to the carrying amount of that goodwill. Based on a preliminary evaluation, the carrying amount of goodwill exceeded the implied fair value of goodwill in the Australia and New Zealand Security Services business, part of the ADT Worldwide segment. As a result, the Company recognized a pre-tax goodwill impairment of $46 million in the third quarter of 2007. This impairment loss is preliminary and will be adjusted, if necessary, in the fourth quarter when certain estimates used in the determination of the implied fair value of goodwill are finalized.

Critical Accounting Policies and Estimates

        The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses.

        We believe that our accounting policies for depreciation and amortization of security monitoring systems, revenue recognition, loss contingencies, income taxes, goodwill and intangible assets, long-lived assets and pension and postretirement benefits are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the nine months ended June 29, 2007, except depreciation and amortization of security monitoring there were no other significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 29, 2006 (the "2006 Form 10-K/A").

        Depreciation and Amortization Method for Security Monitoring Systems—The Company generally considers assets related to the acquisition of new customers in its electronic security business in three asset categories: internally generated residential subscriber systems, internally generated commercial subscriber systems (collectively referred to as subscriber system assets) and customer accounts acquired through the ADT dealer program (referred to as dealer intangibles). Subscriber system assets include installed property, plant and equipment for which Tyco retains ownership and deferred costs directly related to the customer acquisition and system installation. Subscriber system assets and any deferred revenue resulting from the customer acquisition are accounted for over the expected life of the subscriber. In certain geographical areas where the Company has a large number of customers that behave in a similar manner over time, the Company accounts for subscriber system assets and related deferred revenue using pools, with separate pools for the components of subscriber system assets and any related deferred revenue based on the month and year of acquisition. All dealer intangible assets are accounted for in pools.

        Effective as of the beginning of the third quarter of 2007, Tyco changed the depreciation method and estimated useful life used to account for pooled subscriber system assets (primarily in North America) and related deferred revenue from the straight-line method with lives ranging from 10 to 14 years to an accelerated method with lives of 15 years. The accelerated method utilizes declining balance rates based on geographical area ranging from 160% to 195% for residential subscriber pools and 145% to 265% for commercial subscriber pools and converts to a straight-line methodology when the resulting depreciation charge is greater than that from the accelerated method. The Company will continue to use a straight-line method with a 14-year life for non-pooled subscriber system assets (primarily in Europe and Asia) and related deferred revenue, with remaining balances written off upon customer termination.

        The change in the method and estimated useful life used to account for pooled subscriber system assets and related deferred revenue results from our ongoing analysis of all pertinent factors, including actual customer attrition data specific to customer categories and geographical areas, demand, competition, and the estimated technological life of the installed systems. The pertinent factors have been influenced by management's ongoing customer retention programs, as well as tactical and strategic initiatives to improve service delivery, customer satisfaction, and the credit worthiness of the subscriber customer base. All pertinent factors, including actual customer attrition data specific to customer categories and geographical areas, demand, competition, and the estimated technological life of the installed systems, will continue to be reviewed by the Company at each balance sheet date to assess the continued appropriateness of methods and estimated useful lives.

        Effective as of the beginning of the third quarter of 2007, Tyco also changed the estimated useful life of dealer intangibles in geographical areas comprising approximately 90% of the net carrying value of dealer intangibles from 12 to 15 years. The Company continues to amortize dealer intangible assets on an accelerated basis. The change in the estimated useful life used to account for dealer intangibles results from our ongoing analysis of all pertinent factors, including actual customer attrition data, demand, competition, and the estimated technological life of the installed systems. The pertinent factors have been influenced by management's ongoing customer retention programs, as well as tactical and strategic initiatives to improve service delivery, customer satisfaction, and the credit worthiness of the subscriber customer base.

        Attrition rates for customers in our ADT Worldwide business were 12.6%, 13.8%, 14.8% and 15.1% on a trailing 12-month basis at June 29, 2007 and for 2006, 2005 and 2004, respectively.

Liquidity and Capital Resources

        The sources of our cash flow from operating activities and the use of a portion of that cash in our operations, as restated, were as follows ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006 (Restated)
Cash flows from operating activities:
Operating (loss) income	(2,560)	$271	(2,078)	$883
Depreciation and amortization(1)	280	298	879	897
Non-cash compensation expense	40	35	124	116
Deferred income taxes	(67)	(16)	(156)	(92)
Provision for losses on accounts receivable and inventory	21	12	63	34
Loss on extinguishment of debt	259	—	259	1
Goodwill impairment	46	—	46	—
Non-cash restructuring, asset impairment and divestiture charges, net	10	1	29	5
Other, net	(256)	4	(265)	11
Class action settlement liability	2,972	—	2,972	—
Net change in working capital	(422)	163	(671)	(511)
Interest income	32	9	64	37
Interest expense	(80)	(65)	(211)	(214)
Income tax expense	(166)	(45)	(212)	(167)

Net cash provided by operating activities	$109	$667	$843	$1,000

Other cash flow items:
Capital expenditures, net(2)	$(172)	$(133)	$(465)	$(387)
Decrease in the sale of accounts receivable	3	1	6	7
Acquisition of customer accounts (ADT dealer program)	(97)	(97)	(273)	(266)
Purchase accounting and holdback liabilities	(1)	(2)	(5)	(6)
Voluntary pension contributions	5	—	23	—

(1)
The quarters ended June 29, 2007 and June 30, 2006 included depreciation expense of $154 million and $169 million, respectively, and amortization of intangible assets of $126 million and $129 million, respectively. The nine months ended June 29, 2007 and June 30, 2006 included depreciation expense of $494 million and $508 million, respectively, and amortization of intangible assets of $385 million and $389 million, respectively.

(2)
Included net proceeds received for the sale/disposition of property, plant and equipment of $2 million and $8 million for the quarters ended June 29, 2007 and June 30, 2006, respectively, as well as $15 million and $16 million for the nine months ended June 29, 2007 and June 30, 2006, respectively.

        The net change in working capital decreased operating cash flow by $422 million in the quarter ended June 29, 2007. The significant changes in working capital included a $121 million change in income taxes, net, which includes a payment of legacy tax liabilities, as well as a $138 million increase in accounts receivable. Additionally, the $130 million decrease in accrued and other liabilities primarily relates to accrued interest and legal and audit fees.

        The net change in working capital decreased operating cash flow by $671 million in the nine months ended June 29, 2007. The components of this change are set forth in detail in the Consolidated Statements of Cash Flows. The significant changes in working capital included $148 million of changes in income taxes, net, which includes a payment of legacy tax liabilities, a $271 million increase in inventories, and a $264 million increase in accounts receivable. Additionally, working capital includes the collection of $38 million related to restitution owed by Mark H. Swartz, former Chief Financial Officer and Director, and $98 million related to the restitution owed by L. Dennis Kozlowski, former Chairman and Chief Executive Officer.

        During the quarter ended June 29, 2007, Tyco entered into the class action settlement and borrowed under its unsecured bridge loan and revolving credit facilities to fund the $2.972 billion liability, placing the proceeds in escrow for the benefit of the class.

        During the nine months ended June 29, 2007, we purchased approximately 281,000 customer contracts for electronic security services through the ADT dealer program for cash of $273 million.

        During the nine months ended June 29, 2007, we completed the sale of the AIJ business for $42 million in net cash proceeds. Additionally, during the nine months ended June 29, 2007, we received $271 million due to the liquidation of investments in a rabbi trust, as well as $136 million in restitution payments owed by former executives as described above.

        We continue to fund capital expenditures to improve the cost structure of our businesses, to invest in new processes and technology, and to maintain high quality production standards. The amount of capital expenditures is expected to exceed depreciation in 2007 and is expected to exceed the level of spending in 2006.

        During the nine months ended June 29, 2007, we completed the $2.0 billion share repurchase program approved by the Board of Directors in May 2006 with the repurchase of common shares for $659 million. In connection with the Separation, all common shares held by the Company were effectively retired during the third quarter of 2007.

        In 2006, we commenced the termination of our interest rate and cross currency swaps, which were designated as fair value hedges. During the first quarter of 2007, we terminated the remaining swaps. Such terminations resulted in a net cash inflow of $63 million.

        During the quarter ended December 29, 2006, we launched a $350 million to $400 million company-wide restructuring program. During the quarter and nine months ended June 29, 2007, we paid out $13 million and $24 million, respectively, in cash related to these restructuring activities.

        Income taxes paid, net of refunds, during the nine months ended June 29, 2007 were $1,221 million, which included legacy tax liability payments of amounts not yet due to the IRS in respect of their examination of our 1997 through 2000 U.S. federal income tax returns (the ultimate resolution of which is uncertain) totaling $458 million in the quarter ended June 29, 2007, of which $163 million relate to discontinued operations.

        As previously discussed, effective June 29, 2007, we completed the Separation. In connection with the Separation, we paid $103 million and $274 million in Separation costs during the quarter and nine months ended June 29, 2007, respectively, including $74 million and $210 million recorded in cash provided from discontinued operating activities, respectively, which followed $96 million of payments for the full year 2006. We expect that, during calendar 2007, we will incur the remaining cash outflows related to the Separation which are largely attributable to tax restructuring, professional services and employee-related costs.

Capitalization

        Shareholders' equity was $15.3 billion, or $30.74 per share, at June 29, 2007, compared to $35.4 billion, or $71.06 per share, at September 29, 2006. Shareholders' equity decreased $20.1 billion primarily due to the distribution of Covidien and Tyco Electronics to shareholders.

        In connection with the Separation, as approved by our Board of Directors, we executed a reverse stock split, and as a result, four Tyco shares were converted into one share. Shareholder approval was obtained at the March 8, 2007 Special General Meeting of Shareholders.

        Our debt level decreased significantly as compared to September 29, 2006, primarily related to the debt tenders. Total debt was $4.5 billion and total debt as a percentage of total capitalization (total debt and shareholders' equity) was 23% at June 29, 2007, which increased slightly as compared to 21% at September 29, 2006 due to the decrease in shareholders' equity mentioned above. See Debt Tenders and Bank and Credit Facilities below for further discussion.

        Dividend payments were $791 million in the first nine months of 2007 and $605 million in the first nine months of 2006. Following the Separation, we expect to pay approximately $230 million per year in dividends to holders of our common shares. The timing, declaration and payment of future dividends to holders of our common shares, however, falls within the discretion of our board of directors and will depend upon many factors, including the statutory requirements of Bermuda law, our financial condition and results of operations, the capital requirements of our businesses, industry practice and any other factors the board of directors deems relevant.

        Following the Separation, all three companies have been capitalized to provide financial flexibility to take advantage of future growth opportunities.

Debt Tenders

        On April 27, 2007, we announced that, in connection with the Separation, we and certain of our subsidiaries that are issuers of our corporate debt had commenced tender offers to purchase for cash substantially all of its outstanding U.S. dollar denominated public debt, aggregating approximately $6.6 billion. Of this amount, approximately $5.9 billion was non-convertible U.S. debt and $750 million was convertible U.S. debt, with maturities from 2007 to 2029. In conjunction with the tender offers, the relevant issuer solicited consents for certain clarifying amendments to the indentures pursuant to which the debt was issued. We received acceptance notices for approximately $2.1 billion, or 36% of our outstanding non-convertible U.S. debt and approximately $726 million or 97% of our outstanding convertible U.S. debt. Debt which was not tendered in an amount of approximately $3.8 billion remains with us.

        Additionally, Tyco International Group S.A., our wholly-owned subsidiary organized under the laws of Luxembourg ("TIGSA"), commenced on April 30, 2007 tender offers to purchase for cash all of its outstanding Euro and Pound Sterling denominated public debt, aggregating the equivalent of approximately $1.9 billion, with maturities from 2008 to 2031, issued under its Euro Medium Term Note Programme (the "EMTN Notes") and a consent solicitation for certain clarifying amendments to the fiscal agency agreement pursuant to which the EMTN Notes were issued. We received acceptance notices for approximately $1.5 billion, or 80% of its EMTN Notes. The remaining EMTN Notes were repurchased pursuant to an optional redemption.

        In connection with the debt tender offers, we incurred a pre-tax charge for the early extinguishment of debt of approximately $647 million, consisting primarily of premium paid and the write-off of unamortized debt issuance costs and discounts, of which $388 million is included in discontinued operations. The Company will not realize a tax benefit related to this charge.

        TIGSA's remaining debt was contributed to Tyco International Finance S.A. ("TIFSA"), a wholly owned subsidiary of the Company and successor company to TIGSA.

Bank and Credit Facilities

        On April 25, 2007, we, certain of our subsidiaries and a syndicate of banks entered into three 364-day unsecured bridge loan facilities with an aggregate commitment amount of $10 billion. At the end of May 2007, the aggregate commitment amount under these facilities was increased to $12.5 billion. We borrowed approximately $8.9 billion under the unsecured bridge loan facilities to fund its debt tender offers, repay its existing bank credit facilities and to finance the class action settlement. Of this amount, approximately $4.3 billion and $3.6 billion was assigned to Covidien and Tyco Electronics, respectively. We initially guaranteed the new unsecured bridge loan facilities and Covidien and Tyco Electronics each assumed Tyco's obligations with respect to their unsecured bridge loan facilities upon the Separation. Our aggregate commitment under its unsecured bridge loan facility is $4.7 billion. On June 29, 2007, $367 million remained outstanding under its unsecured bridge loan facility. This facility has a variable interest rate based on LIBOR. The margin over LIBOR payable by TIFSA can vary based on changes in its credit rating.

        Additionally, on April 25, 2007, we, certain of our subsidiaries and a syndicate of banks entered into three unsecured revolving credit facilities with an initial aggregate commitment amount of $2.5 billion that increased to $4.25 billion at the time of the Separation. Of the aggregate commitment amount of $4.25 billion, a $1.25 billion commitment is available to us, and a $1.5 billion commitment is available to each of Covidien and Tyco Electronics. The revolving credit facilities will be used for working capital, capital expenditures and other corporate purposes. Tyco initially guaranteed the new revolving credit facilities and Covidien and Tyco Electronics each assumed our obligations with respect to their revolving credit facilities upon the Separation. At June 29, 2007, we have borrowed $308 million under our unsecured revolving credit facility. This facility has a variable interest rate based on LIBOR. The margin over LIBOR payable by TIFSA can vary based on changes in its credit rating.

        The unsecured revolving credit facilities replaced TIGSA's existing $1.0 billion 5-year revolving credit facility, $1.5 billion 3-year revolving bank credit facility and $500 million 3-year unsecured letter of credit facility, which were all terminated by June 1, 2007 prior to their scheduled expiration dates of December 16, 2009, December 21, 2007 and June 15, 2007, respectively. On the date of termination, no amounts were borrowed under the $1.0 billion facility and the $1.5 billion facility, and letters of credit of $494 million were issued under the $500 million facility. On June 21, 2007, Tyco, TIFSA and a syndicate of banks entered into a new $500 million letter of credit facility expiring on December 15, 2007. At June 29, 2007, there were $494 million of letters of credit issued and outstanding.

        TIFSA's bank credit agreements contain financial covenants including a limit on the ratio of debt to earnings before interest, taxes, depreciation, and amortization and limits on the incurrence of liens and subsidiary debt. Our indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions. None of these covenants are considered restrictive to our businesses. We are in compliance with all of our debt covenants.

Commitments and Contingencies

        For a detailed discussion of contingencies related to our litigation matters and governmental investigations related to us, see Note 10 to our Consolidated Financial Statements.

Contractual Obligations

        Contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable operating leases and other obligations at September 29, 2006 is as follows ($ in millions):

	2007	2008	2009	2010	2011	Thereafter	Total
Debt(1)	$766	$703	$2,459	$5	$1,001	$4,654	$9,588
Capital leases(1)	7	6	5	4	2	38	62
Operating leases	318	251	185	126	83	213	1,176
Purchase obligations(2)	110	8	3	3	—	—	124

Total contractual cash obligations(3)	$1,201	$968	$2,652	$138	$1,086	$4,905	$10,950

(1)
Excludes interest.

(2)
Purchase obligations consist of commitments for purchases of good and services.

(3)
Other long-term liabilities primarily consist of the following: pension and postretirement costs, income taxes, warranty and environmental liabilities and are excluded from this table. We are unable to estimate the timing of payment for these items due to the inherent uncertainties of obligations of this type. The minimum required contributions to our pension plans are expected to be approximately $107 million in 2007.

        The above table reflects our contractual obligations as of September 29, 2006. There have been no significant changes to our contractual obligations except for our third party debt. The aggregate amount of external debt, maturing during the next five years and thereafter are as follows (dollars in millions): $384 in 2008, $515 in 2009, $0 in 2010, $516 in 2011, $1,157 in 2012 and $1,913 thereafter.

Backlog

        At June 29, 2007, Tyco had a backlog of unfilled orders of $11.7 billion, compared to a backlog of $10.7 billion at September 29, 2006. Backlog by segment was as follows ($ in millions):

	June 29, 2007	September 29, 2006
ADT Worldwide	$6,079	$5,776
Fire Protection Services	1,120	1,050
Flow Control	1,544	1,115
Safety Products	152	134
Electrical and Metal Products	109	109
Corporate and Other(1)	2,699	2,494

	$11,703	$10,678

(1)
Our Infrastructure Services business is reported under Corporate and Other.

        Within ADT Worldwide, backlog increased primarily as a result of strong bookings across all regions. Backlog for ADT Worldwide also includes recurring revenue-in-force, which represents 12 months' fees for monitoring and maintenance services under contract in the security business. The amount of recurring revenue-in-force at June 29, 2007 and September 29, 2006 was $3.84 billion and $3.65 billion, respectively. Backlog within Fire Protection Services increased primarily as a result of increased orders in Australia, Europe and North America. Flow Control had increased bookings mostly in the Asia-Pacific region and Europe. Infrastructure Services experienced an increase in backlog primarily due to new bookings in Brazil and Canada.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

        The aggregate amount outstanding under the Company's remaining international accounts receivable programs was $74 million and $75 million at June 29, 2007 and September 29, 2006, respectively.

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

        There are certain guarantees or indemnifications extended between Tyco, Covidien and Tyco Electronics in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. At the time of the Separation, Tyco recorded a liability necessary to recognize the fair value of such guarantees and indemnifications in accordance with Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Fair values were determined with the assistance of a third party valuation firm and resulted in recorded amounts in excess of those amounts recorded by Tyco per the contractual terms of those agreements. The liability necessary to reflect the fair value of these guarantees and indemnifications is $543 million, which is included in other liabilities on our Consolidated Balance Sheets. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. See Note 10 for further discussion of the Tax Sharing Agreement.

        In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien and Tyco Electronics operating entities. In connection with the Separation, the Company worked with the guarantee counter-parties to cancel or assign these guarantees to Covidien or Tyco Electronics. To the extent these guarantees were not assigned prior to the Separation date, Tyco assumed primary liability on any remaining such support. The estimated fair values of those obligations are $7 million, which are included in other liabilities with an offset to shareholders' equity on our Consolidated Balance Sheets, and were recorded in accordance with FIN No. 45.

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

        The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 10 to our Consolidated Financial Statements.

        At September 29, 2006, the Company had a $54 million obligation under an off-balance sheet leasing arrangement for five cable laying sea vessels which was recorded as liabilities of discontinued businesses in the accompanying Consolidated Balance Sheet based on the estimated fair value of the vessels. Upon expiration of this lease in October 2006, a Tyco Electronics subsidiary of the Company exercised its option to buy these vessels for $280 million, which is recorded as cash used in discontinued investing activities, and, accordingly, the residual guarantee was settled.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

        In 2001, a division of Safety Products initiated a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain O-ring seal sprinkler heads which were originally manufactured by Central Sprinkler prior to Tyco's acquisition. Under this program, the sprinkler heads are being replaced over a 5-7 year period free of charge to property owners. Settlements during the quarter and nine months ended June 29, 2007 include cash expenditures of $11 million and $28 million, respectively, related to the VRP. On May 1, 2007, the Consumer Products Safety Commission and the Company announced a deadline of August 31, 2007 for filing claims to participate in the VRP. Under these plans, the Company will fulfill all valid claims for replacement of faulty sprinklers received up to August 31, 2007.

        The Company records estimated product warranty costs at the time of sale. For further information on estimated product warranty, see Note 15 to the Consolidated Financial Statements.

Accounting Pronouncements

        Recently Issued Accounting Pronouncements—In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective for Tyco in the first quarter of fiscal 2009. The Company is currently assessing the impact that SFAS No. 159 will have on the results of its operations, financial position or cash flows.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS No. 158 requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Under SFAS No. 158, companies are required to measure plan assets and benefit obligations as of their fiscal year end. The Company presently uses a measurement date of August 31st. SFAS No. 158 also requires additional disclosure in the notes to the financial statements. The recognition provisions of SFAS No. 158 are effective at the end of fiscal 2007, while the measurement date provisions become effective in fiscal 2009. The Company is currently assessing the impact of SFAS No. 158 on its consolidated financial statements. Based on the funded status of defined benefit and other postretirement plans as of September 29, 2006, the Company estimates that it would recognize a net $74 million liability through a reduction in shareholders' equity. The ultimate amounts recorded are highly dependent on various estimates and assumptions including, among other things, the discount rate selected, future compensation levels and performance of plan assets. Changes in these assumptions could increase or decrease the estimated impact of implementing SFAS No. 158.

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

Forward-Looking Information

        Certain statements in this report are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the SEC, or in Tyco's communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product expansion, backlog, the consummation and benefits of acquisitions and divestitures, the Separation or other matters, as well as financings and repurchases of debt or equity securities, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward-looking statements include, among other things:

  •
  overall economic and business conditions;

  •
  the demand for Tyco's goods and services;

  •
  competitive factors in the industries in which Tyco competes;

  •
  changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

  •
  results and consequences of Tyco's internal investigations and governmental investigations concerning the Company's governance, management, internal controls and operations including its business operations outside the U.S.;

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

  •
  changes in U.S. and non-U.S. government laws and regulations;

  •
  the possible effects on Tyco of pending and future legislation in the U.S. that may limit or eliminate potential U.S. tax benefits resulting from Tyco's incorporation in Bermuda or deny U.S. government contracts to Tyco based upon its incorporation in Bermuda; and

  •
  the potential distraction costs associated with negative publicity relating to actions of our former senior corporate management.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        In order to manage the volatility relating to our more significant market risks, historically we have entered into forward foreign currency exchange contracts, cross-currency swaps, foreign currency options, and interest rate swaps. In assessing the current and future risk related to movements in interest rates, we commenced the termination of the interest rate and cross currency swaps in several tranches beginning in the fourth quarter of 2006. During the first quarter of 2007, we terminated the remaining contracts with a total notional amount of $0.6 billion, resulting in an aggregate terminated notional amount of $3.1 billion. The settlement of these swaps resulted in a net cash inflow of $63 million for the first quarter of 2007. Since the interest rate swaps were designated as hedging instruments of outstanding debt, the related aggregate $32 million loss adjustment to the carrying value of the related debt will be amortized over the remaining life of the related debt instruments. In connection with the debt tender offer, $9 million of unamortized loss on interest rate swaps was accelerated and recorded as a loss on retirement of debt and included in other expense, net (see Note 8). At June 29, 2007 there were no cross-currency or interest rate swaps outstanding. In connection with the Separation and the debt tender, the Company de-designated its 6.125% Euro denominated public notes due 2007 on March 29, 2007, its 5.5% Euro denominated public notes due 2008 and its 6.5% British Pound denominated public notes due 2031 on May 21, 2007, that had previously been considered as hedges of net investments in certain foreign operations. At June 29, 2007, the Company did not hedge its net investment in foreign operations, and all of its outstanding borrowings were denominated in U.S. dollars.

        In December 2006, due to required changes to the legal entity structure to facilitate the Separation, the Company determined that it would no longer consider certain intercompany foreign currency transactions to be long-term investments. As a result, the related foreign currency transaction gains and losses on such investments were recorded in the income statement subsequent to this determination rather than to the currency translation component of shareholders' equity. Forward contracts that were previously designated as hedges of these net investments, continued to be used to manage this exposure but were no longer designated as net investment hedges.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 29, 2007, our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal controls over financial reporting as of March 30, 2007, relating to accounting for income taxes, which we view as an integral part of our disclosure controls and procedures as discussed in Part II, Item 9A. Controls and Procedures in Form 10-K/A to the Annual Report on Form 10-K for the year ended September 29, 2006.

        Considerable actions have been taken to improve internal controls over our accounting for income taxes, and we are taking further steps to strengthen controls, including the following actions:

  •
  enhance policies and procedures relating to tax account reconciliation and analysis;

  •
  evaluate and augment tax accounting resources;

  •
  further specify and communicate to information providers requirements for tax jurisdiction specific information; and

  •
  further strengthen communication and information flows between the Tax department and the Controller's group.

        We proactively identify opportunities for control improvements. We also have ongoing initiatives to standardize, consolidate and upgrade various financial operating systems and eliminate many of the manual and redundant tasks previously performed under older systems or processes. These changes will be implemented in stages over the next several years.

        In conjunction with our Separation into three separate publicly traded companies on June 29, 2007, the Company has undergone personnel changes in such areas as tax and treasury. A number of Company personnel are now employed by one of the spun-off entities. Prior to the personnel changes taking effect, the Company took significant steps to ensure it maintained adequate controls during and after the transition period including timely identifying new personnel to allow a sufficient period to shadow and operate parallel with the existing process owners and managing a comprehensive knowledge transfer process. In addition, we have migrated certain processes previously performed by us to the two spun-off entities. We maintained appropriate oversight and review controls during the migration period.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        Except as discussed below, there have been no material developments in the Company's legal proceedings since the Company filed the 2006 Form 10-K. For a description of the Company's previously reported legal proceedings, refer to Part I, Item 3. Legal Proceedings, in the 2006 Form 10-K.

        In the ordinary course of business, we are subject to various legal proceedings and claims, including product liability matters, environmental matters, employment disputes, disputes on agreements and other commercial disputes. In addition, we operate in an industry susceptible to significant patent legal claims. At any given time in the ordinary course of business, we are involved as either a plaintiff or defendant in a number of patent infringement actions. If infringement of a third party's patent were to be determined against us, we might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on our ability to manufacture or sell one or more products. If a patent owned by or licensed to us were determined to be invalid or unenforceable, we might be required to reduce the value of the patent on our balance sheet and to record a corresponding charge, which could be significant in amount.

        In connection with the Separation, we entered into a liability sharing agreement regarding certain class actions that were pending against Tyco prior to the Separation. Subject to the terms and conditions of the Separation and Distribution Agreement, we will manage and control all the legal matters related to assumed contingent liabilities as described in the Separation and Distribution Agreement, including the defense or settlement thereof, subject to certain limitations. A description of the liability sharing provisions of the Separation and Distribution Agreement regarding these class actions can be found in Tyco's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on July 6, 2007.

Securities Class Actions

        As previously reported in our periodic filings, we and certain of our former directors and officers have been named as defendants in over 40 purported securities class action suits. We stipulated, pursuant to a court order, that each party to the Separation and Distribution Agreement would be primarily liable for a portion of the obligations arising from such litigation. The stipulation also provides that if any party defaults on its obligations, the other parties would be jointly and severally liable for those obligations. Most of the securities class actions have now been transferred to the United States District Court for the District of New Hampshire by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pretrial proceedings. On January 28, 2003, a consolidated securities class action complaint was filed in these proceedings. On January 7, 2005, we answered the plaintiffs' consolidated complaint. On January 14, 2005, lead plaintiffs made a motion for class certification, which we opposed on July 22, 2005. On July 5, 2005, we moved for revision of the court's October 14, 2004 order in light of a change in law, insofar as the order denied our motion to dismiss the consolidated complaint for failure to plead loss causation. On December 2, 2005, the court denied our motion. On April 4, 2006, plaintiffs filed a partial motion for summary judgment that was denied without prejudice to its later renewal. On June 12, 2006, the court entered an order certifying a class "consisting of all persons and entities who purchased or otherwise acquired Tyco securities between December 13, 1999 and June 7, 2002, and who were damaged thereby, excluding defendants, all of the officers, directors and partners thereof, members of their immediate families and their legal representatives, heirs, successors or assigns, and any entity in which any of the foregoing have or had a controlling interest." On June 26, 2006, we filed a petition for leave to appeal the class certification order to the United States Court of Appeals for the First Circuit. On September 22, 2006, the United States Court of Appeals for the First Circuit denied our petition. On July 6, 2006, the lead plaintiffs filed in the United States District Court for the District of New Hampshire a motion for a permanent injunction against prosecution of the class action styled Brazen v. Tyco International Ltd., et al. that was certified by the Circuit Court for Cook County, Illinois. On October 26, 2006, the court denied plaintiffs' motion for injunctive relief without prejudice.

Class Action Settlement

        On May 14, 2007, we entered into a Memorandum of Understanding with plaintiffs' counsel in connection with the settlement of 32 purported securities class action lawsuits. The actions previously had been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of New Hampshire and include Williams v. Tyco International Ltd., Brazen v. Tyco International Ltd., et al., Philip Cirella v. Tyco International Ltd., et al., Hromyak v. Tyco International Ltd., et al., Myers v. Tyco International Ltd., et al., Goldfarb v. Tyco International Ltd., et al., Rappold v. Tyco International Ltd., et al., Mandel v. Tyco International Ltd., et al., and Schuldt v. Tyco International Ltd., et al. and 23 other consolidated securities cases.

        The Memorandum of Understanding does not resolve the following securities cases, which remain outstanding: Stumpf v. Tyco International Ltd., New Jersey v. Tyco International Ltd., et al., Ballard v. Tyco International Ltd., Sciallo v. Tyco International Ltd., et al., Jasin v. Tyco International Ltd., et al., and Hall v. Kozlowski, et al. The proposed settlement does not release claims arising under the Employee Retirement Income Security Act of 1974, 29 U.S.C. Sec. 1001, et seq. ("ERISA"), which are not common to all Class Members, including any claims asserted in Overby, et al. v. Tyco International Ltd., Civil Action No. 02-MD-1357-PB.

        Under the terms of the Memorandum of Understanding, the plaintiffs have agreed to release all claims against Tyco, the other settling defendants and ten other individuals in consideration for the payment of $2.975 billion from Tyco to the certified class and assignment to the class of any net recovery of any claims possessed by Tyco and the other settling defendants against Tyco's former auditor, PricewaterhouseCoopers. Defendant PricewaterhouseCoopers is not a settling defendant and is not a party to the memorandum. However, PricewaterhouseCoopers subsequently agreed to participate in the settlement, and in consideration of a release of all claims against it by the parties to the Memorandum of Understanding, agreed to make a payment of $225 million. We and the other settling defendants have denied and continue to deny any wrongdoing and legal liability arising from any of the facts or conduct alleged in the actions.

        Pursuant to the terms of the Memorandum of Understanding, L. Dennis Kozlowski, Mark H. Swartz and Frank E. Walsh, Jr., also are excluded from the settling defendants, and the class will assign to Tyco all of their claims against defendants Kozlowski, Swartz and Walsh. In exchange, we will agree to pay to the certified class 50% of any net recovery against these defendants.

        The parties to the Memorandum of Understanding have agreed to use their best efforts to finalize and execute a final settlement agreement and to apply to the court for approval of the settlement agreement. The Memorandum of Understanding will be null and void if the settlement agreement does not receive final court approval. In addition, we will have the right to terminate the settlement agreement in the event that more than a certain percentage of the certified class opts out of the settling class. On July 13, 2007, the U.S. District Court in Concord, New Hampshire, granted preliminary approval of the settlement.

        Under the terms of the Separation and Distribution Agreement entered into in connection with the Separation, each of Tyco, Covidien and Tyco Electronics are jointly and severally liable for the full amount of the class action settlement. Additionally, under the Separation and Distribution Agreement, the companies will share in the liability and related escrow account, with Tyco assuming 27%, Covidien 42% and Tyco Electronics 31% of the settlement amount.

        Tyco incurred a charge to expense, for which no tax benefit is available, and a current liability of $2.975 billion in the third quarter of 2007. The Company also expects that it will recover certain of these costs from insurers. As such, the Company has recorded $100 million of recovery as class action settlement in the Consolidated Statements of Income. Tyco borrowed under its unsecured bridge and credit facilities to fund the liability and placed the proceeds in escrow for the benefit of the class. In connection with the Separation, Covidien and Tyco Electronics assumed their portion of the related borrowing. The escrow account will earn interest that is payable to the class. In addition, interest is accrued on the class action settlement liability. Based on the Separation and Distribution Agreement, at June 29, 2007 Tyco had a receivable from Covidien and Tyco Electronics for their portion of the liability of $1,248 million and $921 million, respectively, and a payable to Covidien and Tyco Electronics for their interest in the escrow account. Receivables and payables that pertain to the class action settlement and related escrow account with the same counterparty are presented net in the consolidated balance sheet. Tyco's portion of the liability is $803 million. Additionally, Tyco recorded payables of $73 million with an offset to shareholders' equity for amounts due to Covidien and Tyco Electronics for their portion of the insurance recovery. If the proposed settlement were not consummated on the agreed terms or if the unresolved proceedings were to be determined adversely to Tyco, it is possible that the Company will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on its financial position, results of operations or cash flows. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

        The actions subject to the Memorandum of Understanding are included in the descriptions below.

Securities Class Action Proceedings

        As previously reported in our periodic filings, an action entitled Hess v. Tyco International Ltd., et al., was filed on June 3, 2004 in the Superior Court of the State of California for the County of Los Angeles against certain of our former directors and officers, our former auditors and us. The complaint asserts claims of fraud, negligent representation, aiding and abetting breach of fiduciary duty, tortious interference with fiduciary relationship and conspiracy arising out of an underlying settlement of litigation brought by shareholders in Progressive Angioplasty Systems, Inc. where the plaintiffs received our stock as consideration. The claim seeks unspecified monetary damages and other relief. On October 25, 2006, the Court lifted its previous order staying the case during the pendency of a related arbitration to which Tyco was not a party. On December 26, 2006, Tyco filed a demurrer seeking dismissal of the action on the ground that the complaint failed to allege facts sufficient to state causes of action. Before argument could be heard on the demurrer, the plaintiffs notified the Court that they would file an amended complaint. The amended complaint was filed on July 9, 2007. The amended complaint asserts claims of fraud, negligent representation, aiding and abetting breach of fiduciary duty, and breach of fiduciary duty in connection with, and subsequent to, an underlying settlement of litigation brought by shareholders in Progressive Angioplasty Systems, Inc. where the plaintiffs received our stock as consideration. The amended complaint alleges collective losses of not less than $20 million and seeks compensatory and punitive damages. The parties have agreed that they will negotiate a stipulation with a timetable for the defendants' responses to the amended complaint. The parties have also begun to engage in discovery, serving document requests and interrogations.

        As previously reported in our periodic filings, on November 27, 2002 the State of New Jersey, on behalf of several state pension funds, filed a complaint, New Jersey v. Tyco International Ltd., et al., in the United States District Court for the District of New Jersey against us, our former auditors and certain of our former officers and directors. The complaint was amended on February 11, 2005. As against all defendants, the amended complaint asserts causes of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, for common law fraud, aiding and abetting common law fraud, conspiracy to commit fraud and negligent misrepresentation. Claims are asserted against the individual defendants under Section 20(a) of the Securities Exchange Act of 1934, Section 15 of the Securities Act of 1933, Section 24(d) of the New Jersey Uniform Securities Law, Section 421-B:25(III) of the New Hampshire Uniform Securities Law, and for breaches of fiduciary duties. Claims are also asserted against certain of the individual defendants under Section 20A of the Securities Exchange Act of 1934, and for violation of the New Jersey RICO statute; against Tyco under Section 12(a)(2) of the Securities Act of 1933, Section 24(c) of the New Jersey Uniform Securities Law, Section 421-B:25(II) of the New Hampshire Uniform Securities Law, and for violation of, aiding and abetting violation of, and vicarious liability under the New Jersey RICO statute; against Tyco and certain of the individual defendants under Section 14(a) of the Securities Act of 1933 and Rule 14a-9 promulgated thereunder, and for conspiracy to violate the New Jersey RICO statute; against Tyco, its former auditors, and certain of the individual defendants under Section 11 of the Securities Act of 1933, and for violation of, and conspiracy to violate the New Jersey RICO statute; and against Tyco's former auditors and certain of the individual defendants for aiding and abetting violation of the New Jersey RICO statute. Finally, claims are asserted against the individual defendants and our former auditors for aiding and abetting the individual defendants' breaches of fiduciary duties. Plaintiffs assert that the defendants violated the securities laws and otherwise engaged in fraudulent acts by making materially false and misleading statements and omissions concerning, among other things, the following: unauthorized and improper compensation of certain of our former executives; their improper use of our funds for personal benefit and their improper self-dealing in real estate. The plaintiffs seek unspecified monetary damages and other relief. On June 10, 2005, Tyco moved to dismiss in part the amended complaint. On June 11, 2007, the Court granted in part and denied in part Tyco's motion to dismiss. Many of the above plaintiffs' claims remain pending. The plaintiffs have indicated that they intend to file an amended complaint.

        On October 30, 2003, Stumpf v. Tyco International Ltd. was transferred to the District Court of New Hampshire by the Panel on Multidistrict Litigation. The complaint asserts claims against Tyco based on Section 11 of the Securities Act of 1933, 15 U.S.C. Sec. 77(k), Section 15 of the Securities Act, 15 U.S.C. Sec. 77(o), Section 10(b) of the Securities and Exchange Act of 1934, 15 U.S.C. Sec. 78j(b), and Sec. 20(a) of the Exchange Act, 15 U.S.C. Sec. 78t(a). In orders dated September 2, 2005 and January 6, 2005, the Court denied Tyco's motion to dismiss. On June 12, 2007, the Court certified a purported class consisting of "all persons or entities who purchased TyCom stock, either pursuant to a July 26, 2000, Registration Statement and Prospectus for TyCom's initial public offering, or on the open market between July 26, 2000 and December 17, 2001." On June 26, 2007, Tyco and TyCom filed a Rule 23(f) Petition seeking leave to appeal the class certification order. The petition is pending.

        As previously reported in our periodic filings, the Company appealed to the United States Court of Appeals for the First Circuit the decision of the United States District Court for the District of New Hampshire to remand Brazen v. Tyco International Ltd., et al. to the Circuit Court for Cook County, Illinois and Hromyak v. Tyco International Ltd., et al. Goldfarb v. Tyco International Ltd., et al. Mandel v. Tyco International Ltd., et al. Myers v. Tyco International Ltd., et al. Rappold v. Tyco International Ltd., et al. and Schuldt v. Tyco International Ltd., et al. to the Circuit Court for Palm Beach County, Florida. Plaintiffs moved to dismiss the Company's appeal. On December 29, 2004, the United States Court of Appeals for the First Circuit granted plaintiffs' motion and dismissed the Company's appeal. The Company moved in the Circuit Court for Palm Beach County, Florida to stay and to strike the class allegations in Goldfarb, Mandel, Myers, Rappold, and Schuldt and to dismiss Hromyak. On July 8, 2005, the Circuit Court for Palm Beach County granted in part and denied in part the motion to stay and to strike the class allegations in Goldfarb, Mandel, Myers, Rappold, and Schuldt. The Circuit Court granted Tyco's motion to dismiss Hromyak. The Florida District Court of Appeal affirmed the dismissal. These cases were included in the proposed settlement of the Securities Class Action, which is contingent upon these cases being dismissed.

        As previously reported in our periodic filings, after filing an initial complaint on June 26, 2002, plaintiff Lionel I. Brazen filed an amended class action complaint, on March 10, 2005, in the Circuit Court for Cook County, Illinois purporting to represent a class of purchasers who exchanged shares of Mallinckrodt, Inc. common stock for shares of Tyco common stock pursuant to the Joint Proxy Statement and Prospectus, and the Registration Statement in which it was included, in connection with the October 17, 2000 merger of Tyco and Mallinckrodt, Inc. Plaintiff names as defendants Tyco International Ltd., and certain former Tyco executives and asserts causes of action under Section 11, 12(a)(2) and 15 of the Securities Act of 1933. The amended class action complaint alleges that the defendants made statements in the Registration Statement and the Joint Proxy Statement and Prospectus that were materially false and misleading and failed to disclose material adverse facts regarding the business and operations of Tyco. The amended class action complaint seeks unspecified monetary damages and other relief. On April 21, 2005, the Company moved in the Circuit Court for Cook County, Illinois to dismiss or stay or, in the alternative, to strike the class allegations. On July 22, 2005, the Court denied the Company's motion. On August 19, 2005, Tyco filed an interlocutory appeal of the Circuit Court for Cook County Illinois' July 22, 2005 memorandum and order, which was subsequently denied. On January 6, 2006, the plaintiff, joined by an additional named plaintiff Nancy Hammerslough, filed a renewed motion for class certification which was granted. On February 14, 2006, Tyco filed its answer to the complaint. On July 5, 2006, plaintiffs filed a partial motion for summary judgment which was denied on November 8, 2006. On November 22, 2006, plaintiffs filed a motion to reconsider the denial of their motion for summary judgment. On January 25, 2007, the Court denied plaintiffs' motion to reconsider. This case was included in the proposed settlement of the Securities Class Action, which is contingent upon this case being dismissed.

        As previously reported in our periodic filings, on April 29, 2005, an action was filed against us in the United States District Court for the Southern District of Florida, Stevenson v. Tyco International Ltd., et al. Plaintiff named as additional defendants our current Chief Executive Officer, Edward Breen, our former Chief Financial Officer, David FitzPatrick, our former Executive Vice President and General Counsel, William Lytton, current members of Tyco's Board of Directors including Dennis Blair, Bruce Gordon, John Krol, Carl McCall, Brendan O'Neill, Sandra Wijnberg, and Jerome York, as well as former members of Tyco's Board of Directors, including Michael Ashcroft, Joshua Berman, Richard Bodman, John Fort, Steven Foss, Wendy Lane, Mackey McDonald, James Pasman, Peter Slusser and Joseph Welch. The complaint asserts causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges that defendants made material misrepresentations that resulted in artificially deflated stock prices. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire. On March 31, 2007, Tyco filed a motion to dismiss the complaint and the Court granted the motion to dismiss on June 13, 2007.

        On January 31, 2003 a civil action was filed by three plaintiffs in the United States District Court for the District of New Jersey, Cirella v. Tyco International Ltd., et al. Plaintiff named as defendants Tyco International Ltd., Dennis Kozlowski, Mark H. Swartz and Mark A. Belnick. The Judicial Panel on Multidistrict Litigation has transferred the action to the United States District Court for the District of New Hampshire. This case was included in the proposed settlement of the Securities Class Action, which is contingent upon the case being dismissed.

        As previously disclosed, on January 20, 2004, a complaint was filed in the United States District Court for the Southern District of New York, Ballard v. Tyco International Ltd., et al. Plaintiffs are trustees of various trusts that were allegedly major shareholders of AMP, Inc., a company acquired by Tyco in April 1999. Plaintiffs name as defendants Tyco, five of its former officers and directors and PricewaterhourseCoopers LLP ("PWC"). As against all defendants, the complaint asserts causes of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Section 11 of the Securities Act of 1933. As against the Tyco defendants, the complaint asserts causes of action under Section 14(a) of the Securities Exchange Act and Rule 14a-9 promulgated thereunder; Section 12(a)(2) of the Securities Act; and for common law fraud and negligent misrepresentation. As against the individual defendants, the complaint asserts causes of action under Section 20(a) of the Securities Exchange Act and Section 15 of the Securities Act. The complaint alleges that defendants engaged in a scheme to artificially inflate Tyco's earnings and to mislead investors as to Tyco's positive earnings, growth and acquisition synergies prior to and in connection with its acquisition of AMP, Inc. The Judicial Panel on Multidistrict Litigation transferred the action to the District of New Hampshire. Tyco moved to dismiss the complaint, and that motion was denied. On August 5, 2005, Tyco filed its answer to the complaint. On June 11, 2007, defendant Michael A. Ashcroft's motion to dismiss with respect to the plaintiffs' claims under Sections 10(b) and 20(a) of the Securities Exchange Act, Section 15 of the Securities Act, and common law fraud and negligent misrepresentation claims was granted.

        As previously reported in our periodic filings, a complaint was filed on September 2, 2004 in the Court of Common Pleas for Dauphin County, Pennsylvania, Jasin v. Tyco International Ltd., et al. This pro se plaintiff named as additional defendants Tyco International (US) Inc., L. Dennis Kozlowski, our former Chairman and Chief Executive Officer, Mark H. Swartz, our former Chief Financial Officer and Director and Juergen W. Gromer, currently President of Tyco Electronics. Plaintiff's complaint asserts causes of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as Section 11 of the Securities Act of 1933. Claims against Messrs. Kozlowski, Swartz and Gromer are also asserted under Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder and Section 20A of the Securities Exchange Act of 1934, as well as Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Plaintiff also asserts common law fraud, negligent misrepresentation, unfair trade practice, breach of contract, breach of the duty of good faith and fair dealing and violation of Section 1-402 of the Pennsylvania Securities Act of 1972. Tyco has removed the complaint to the United States District Court for the Middle District of Pennsylvania. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire.

        As previously reported in our periodic filings, the Judicial Panel on Multidistrict Litigation was notified that Hall v. Kozlowski, et al. an action relating to plaintiff's employment, 401(k) and pension plans and ownership of Tyco stock, may be an action that should be transferred to the United States District Court for the District of New Hampshire. Thereafter, the Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the District of New Hampshire. On March 16, 2005, Tyco International (US) Inc. answered plaintiff's amended complaint.

        As previously reported in our periodic filings, plaintiff moved to remand Davis v. Kozlowski et al., an action originally filed on December 9, 2003, from the United States District Court for the District of New Hampshire back to the Circuit Court of Cook County, Illinois. On March 17, 2005, the United States District Court for the District of New Hampshire granted plaintiff's motion to remand and denied defendants' motion to dismiss. On March 31, 2005, the Company moved for reconsideration of the court's remand order. On July 17, 2006, the court entered an order granting Tyco's motion to dismiss on the grounds that all of plaintiff's claims were preempted by federal law. The motion to dismiss was granted without prejudice to plaintiff's right to file another action in state court asserting claims that are not preempted by federal law. On January 8, 2007, plaintiff filed an action in the Circuit Court of Cook County, Illinois. The complaint seeks unspecified monetary damages and other relief. On January 12, 2007, Tyco removed the re-filed action to federal court in the United States District Court for the Northern District of Illinois, Eastern Division. On February 1, 2007, the Judicial Panel on Multidistrict Litigation (JPML) issued a conditional transfer order transferring the case to the District of New Hampshire. Plaintiffs filed a motion to remand the case to state court on February 12, 2007 and moved the JPML to vacate the conditional transfer order on March 9, 2007. We filed an opposition to the motion to vacate on March 29, 2007. On March 15, 2007, we filed an opposition to plaintiff's remand motion and filed a cross-motion to dismiss the action. Briefing on the cross-motion was completed on April 26, 2007. On May 31, 2007, the JPML denied the motion to vacate the conditional transfer order. On June 15, 2007 the JPML transferred the case back to the United States District Court for the District of New Hampshire.

Shareholder Derivative Litigation

        As previously reported in our periodic filings, an action was filed on June 7, 2002 in the Supreme Court of the State of New York, Levin v. Kozlowski, alleging that the individually named defendants breached their fiduciary duties, committed waste and mismanagement and engaged in self-dealing in connection with our accounting practices, individual board members' use of funds, and the financial disclosures of certain mergers and acquisitions. It is further alleged that certain of the individual defendants converted corporate assets for their own use. Plaintiffs seek money damages. Plaintiffs agreed to stay that action pending the resolution of the federal derivative action, which was dismissed by the United States District Court for the District of New Hampshire on October 14, 2004; and the appeal from that ruling was voluntarily dismissed on May 19, 2005. On June 14, 2005, the plaintiffs resumed the Levin action. On September 22, 2005, the Company filed a motion to dismiss the derivative complaint. On November 14, 2006, the Supreme Court of the State of New York dismissed the complaint with prejudice. On December 11, 2006, plaintiffs filed a notice of appeal of the court's November 14, 2006 order dismissing the complaint and briefing is in process.

ERISA Litigation & Investigation

        As previously reported in our periodic filings, we and certain of our current and former employees, officers and directors, have been named as defendants in eight class actions brought under ERISA. Two of the actions were filed in the United States District Court for the District of New Hampshire and the six remaining actions were transferred to that Court by the Judicial Panel on Multidistrict Litigation. All eight actions have been consolidated in the District Court in New Hampshire. The consolidated complaint purports to bring claims on behalf of our Retirement Savings and Investment Plans and the participants therein and alleges that the defendants breached their fiduciary duties under ERISA by negligently misrepresenting and negligently failing to disclose material information concerning, among other things, the following: related-party transactions and executive compensation; our mergers and acquisitions and the accounting therefor, as well as allegedly undisclosed acquisitions; and misstatements of our financial results. The complaint also asserts that the defendants breached their fiduciary duties by allowing the Plans to invest in our shares when it was not a prudent investment. The complaints seek recovery of alleged plan losses arising from alleged breaches of fiduciary duties. On January 12, 2005, the United States District Court for the District of New Hampshire denied, without prejudice, the Company's motion to dismiss certain additional individual defendants from the action. On January 20, 2005, plaintiffs filed a motion for class certification. On January 27, 2005, the Company answered the plaintiffs' consolidated complaint. Also, on January 28, 2005, the Company and certain individual defendants filed a motion for reconsideration of the Court's January 12, 2005 order, insofar as it related to our Retirement Committee. On May 25, 2005, the Court denied the motion for reconsideration. On July 11, 2005, the Company and certain individual defendants opposed plaintiffs' motion for class certification. On August 15, 2006, the Court entered an order certifying a class "consisting of all Participants in the Plans for whose individual accounts the Plans purchased and/or held shares of Tyco Stock Fund at any time from August 12, 1998 to July 25, 2002." On August 29, 2006, Tyco filed a petition for leave to appeal the class certification order to the United States Court of Appeals for the First Circuit. On November 13, 2006, the United States Court of Appeal for the First Circuit denied Tyco's petition. On November 28, 2006, plaintiffs filed a motion seeking an order directing them to serve notice of the ERISA class action on potential class members. Tyco did not object to service of notice on potential class members, and on January 11, 2007, plaintiffs filed a motion, assented to by Tyco that proposed an agreed upon form of notice. On January 18, 2007, the Court granted that motion. On December 5, 2006, plaintiffs filed a motion seeking leave to file an amended complaint. Subsequently, on January 10, 2007, plaintiffs filed a motion to withdraw their motion to amend the complaint without prejudice.

ERISA Partial Withdrawal Liability Assessment and Demand

        On June 8, 2007, SimplexGrinnell received a notice alleging that it had partially withdrawn from the National Automatic Sprinkler Industry Pension Fund (the "Fund"). Under Title IV of ERISA, if the Fund can prove that an employer completely or partially withdraws from a multi-employer pension plan such as the Fund, the employer is liable for withdrawal liability equal to its proportionate share of the plan's unfunded vested benefits. The alleged withdrawal results from a 1994 labor dispute between Grinnell Fire Protection Systems, SimplexGrinnell's predecessor, and Road Sprinkler Fitters Local Union No. 669.

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent court appeals), its quarterly payments against the claimed withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million, and the quarterly withdrawal liability payments are $1.1 million commencing on August 1, 2007. SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment by timely filing for arbitration. Accordingly, the Company has made no provision for this contingency in its financial statements.

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

        Mr. Kozlowski was tried on criminal charges in New York County. The first criminal trial resulted in a mistrial declared on April 2, 2004. The retrial of Mr. Kozlowski began on January 18, 2005 and concluded on June 17, 2005, when the jury returned verdicts. Of the thirty-one counts submitted to it, which were similar to certain of the claims alleged in the Company's affirmative action described above, the jury found Mr. Kozlowski guilty on all charges of grand larceny, conspiracy and securities fraud, and all but one count of falsification of business records. On September 19, 2005, Mr. Kozlowski was sentenced to a term of imprisonment of eight and one-third years to twenty-five years, and ordered to pay an individual fine of $70 million and restitution, jointly and severally with Mr. Swartz, to Tyco of $134 million within one year. On September 19, 2005, Mr. Kozlowski filed a notice of appeal from his conviction and on October 3, 2006 filed a brief in support of his appeal. On January 2, 2007, by order of the Supreme Court of the State of New York, the New York County District Attorney's office released to Tyco, on behalf of Mr. Kozlowski, $98 million in restitution. The payment by Mr. Kozlowski is made pending the outcome of his appeal.

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

        Mr. Swartz was tried on criminal charges in New York County. The first criminal trial resulted in a mistrial declared on April 2, 2004. The retrial of Mr. Swartz began on January 18, 2005 and concluded on June 17, 2005, when the jury returned verdicts. Of the thirty-one counts submitted to it, which were similar to certain of the claims alleged in the Company's affirmative action described above, the jury found Mr. Swartz guilty on all charges of grand larceny, conspiracy and securities fraud, and all but one count of falsification of business records. On September 19, 2005, Mr. Swartz was sentenced to a term of imprisonment of eight and one-third years to twenty-five years, and ordered to pay an individual fine of $35 million and restitution, jointly and severally with Mr. Kozlowski, to Tyco of $134 million within one year and Mr. Swartz was ordered individually to pay damages to Tyco in the amount of $1million. On September 19, 2005, Mr. Swartz filed a notice of appeal from his conviction and on October 3, 2006 filed a brief in support of his appeal. On October 27, 2006, Mr. Swartz paid restitution to the Company in the amount of $38 million. The payment by Mr. Swartz is made pending the outcome of his appeal.

        Tyco International, Ltd. v. L. Dennis Kozlowski and Mark H. Swartz, United States District Court Southern District of New York, No. 02-CV-9705, filed December 6, 2002. As previously disclosed in our periodic filings, we filed a civil complaint against our former Chairman and Chief Executive Officer and former Chief Financial Officer and Director pursuant to Section 16(b) of the Securities and Exchange Act of 1934 for disgorgement of short-swing profits from prohibited transactions in our common shares believed to exceed $40 million. The action seeks disgorgement of profits, interest, attorney's fees and costs. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire. On October 6, 2003, Messrs. Kozlowski and Swartz moved to dismiss the claims against them based upon the statute of limitations. On March 16, 2004, the District Court for the District of New Hampshire granted the defendants' motion to dismiss in part with leave for Tyco to file an amended complaint. Tyco filed an amended complaint on May 14, 2004. The defendants moved to dismiss certain claims in the amended complaint on June 28, 2004. The defendants' motion to dismiss was denied on April 21, 2005. The defendants' motion to extend time to answer the complaint until thirty days after the conclusion of deliberations in the criminal trial was granted on May 17, 2005. Both defendants' filed their answers on July 18, 2005. Discovery in this and the other affirmative cases is proceeding.

        Tyco International Ltd. v. Frank E. Walsh, Jr., United States District Court, Southern District of New York, No. 02-CV-4633, filed June 17, 2002. As previously reported in our periodic filings, we filed a civil complaint against Frank E. Walsh, Jr., a former director, for breach of fiduciary duty and related wrongful conduct involving receipt by Mr. Walsh of a $20 million payment in connection with our 2001 acquisition of the CIT Group, Inc. The action alleges causes of action for restitution, breach of fiduciary duty and inducing breach of fiduciary duty, conversion, unjust enrichment, and a constructive trust, and seeks recovery for all of the losses suffered by us as a result of the defendant director's conduct. On December 17, 2002, Mr. Walsh paid $20 million in restitution to Tyco, which was deposited by the Company in January 2003, as a result of a plea bargain agreement with the New York County District Attorney. Our claims against Mr. Walsh are still pending. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire. Discovery in this and the other affirmative cases is proceeding.

Subpoenas and Document Requests From Governmental Entities

        As previously disclosed in our periodic filings, we and others have received various subpoenas and requests from the SEC, the U.S. Department of Labor, the General Service Administration and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. We are cooperating with these investigations and are complying with these requests.

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

        The U.S. Department of Labor served document subpoenas on Tyco and Fidelity Management Trust Company for documents concerning the administration of our Retirement Savings and Investment Plans. The current focus of the Department's inquiry concerns the losses allegedly experienced by the plans due to investments in our stock. The Department of Labor has authority to bring suit on behalf of the plans and their participants against those acting as fiduciaries to the plans for recovery of losses and additional penalties, although it has not informed us of any intention to do so. The Company is continuing to cooperate with the Department's investigation.

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

        As previously reported in our periodic filings, on January 27, 2006, we received from the New Jersey Division of Criminal Justice Office of the Attorney General a subpoena to produce documents concerning, among other things, former employees, the use of certain chemicals, and the filing of reports under state and federal environmental reporting laws at a New Jersey facility sold by Tyco in 2000. The subpoena seeks information for the period from January 1987 to December 2000. We have provided information in response to the subpoena and continue to cooperate fully with the investigators.

        As previously disclosed in its periodic filings, the Company and certain subsidiaries of Covidien are parties to a number of patent infringement and antitrust actions that may require the Company to pay damage awards.

        Masimo Corporation v. Tyco Healthcare Group LP ("Tyco Healthcare Group") and Mallinckrodt, Inc. is a separate lawsuit filed on May 22, 2002 pending in the United States District Court for the Central District of California. Tyco Healthcare Group and Mallinckrodt are subsidiaries of Covidien. In this lawsuit, Masimo alleges violations of antitrust laws against Tyco Healthcare Group and Mallinckrodt in the markets for pulse oximeter products. Masimo alleges that Tyco Healthcare Group and Mallinckrodt used their market position to prevent hospitals from purchasing Masimo's pulse oximetry products. Masimo seeks injunctive relief and monetary damages, including treble damages. Trial in this case began on February 22, 2005. The jury returned its verdict on March 21, 2005, and awarded Masimo $140 million in damages. The damages are automatically trebled under the antitrust statute to an award of $420 million. If ultimately successful, Masimo's attorneys are entitled to an award of reasonable fees and costs in addition to the verdict amount. The district court held a hearing on June 28, 2005 regarding post-trial motions.

        On March 22, 2006, the district court issued its Memorandum of Decision regarding the post-trial motions. In the Memorandum, the district court (i) vacated the jury's liability findings on two business practices; (ii) affirmed the jury's liability finding on two other business practices; (iii) vacated the jury's damage award in its entirety; and (iv) ordered a new trial on damages. The district court held the new trial on the damages on October 18 and 19, 2006. On January 25, 2007, the district court ordered an additional hearing on the issue of damages, which took place on March 22, 2007. On June 7, 2007, the district court issued its memorandum of decision in the new trial on damages and awarded Masimo $14.5 million in damages. The damages are automatically trebled under the antitrust statute to an award of $43.5 million. On June 29, 2007, the district court entered final judgment awarding Masimo $43.5 million in damages, denying Masimo's demand for a permanent injunction, and retaining jurisdiction to determine the amount of attorney's fees and costs, if any, to be awarded Masimo. Following entry of judgment, both parties appealed to the United States Court of Appeals for the Ninth Circuit. Covidien has assessed the status of this matter and has concluded that it is more likely than not that the liability findings and damages award will be overturned. Accordingly, as a loss has not been deemed probable, no provision has been made in the Consolidated Financial Statements with respect to this damage award. Pursuant to the Separation and Distribution Agreement, Covidien has assumed all liabilities of this action.

        As previously reported in the Company's periodic filings, Applied Medical Resources Corp. ("Applied Medical") v. United States Surgical ("U.S. Surgical") is a patent infringement action that was filed in the United States District Court for the Central District of California in July 2003 in which U.S. Surgical, a subsidiary of Covidien, is the defendant. The complaint alleges that U.S. Surgical's VERSASEAL Plus trocar product infringes Applied Medical's U.S. Patent No. 5,385,553. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical's motion for summary judgment. Applied Medical appealed the summary judgment ruling. On May 15, 2006, the United States Court of Appeals for the Federal Circuit issued a decision on the appeal vacating the district court's grant of summary judgment and remanding the case for further proceedings. On January 9, 2007, the district court entered an order that denied both parties' motion for summary judgment on the ground that material facts remain in dispute. On July 18, 2007, the district court entered an order rescheduling trial for January 15, 2008. Pursuant to the Separation and Distribution Agreement, Covidien has assumed all liabilities of this action.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 29, 2007, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $35 million to $63 million. As of June 29, 2007, Tyco concluded that the best estimate within this range is approximately $38 million, of which $7 million is included in accrued and other current liabilities and $31 million is included in other liabilities on Tyco's Consolidated Balance Sheets. In view of the Company's financial position and reserves for environmental matters of $38 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

        Tyco has recorded asset retirement obligations ("AROs") according to the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," and FIN No. 47 for the estimated future costs associated with legal obligations to decommission two nuclear facilities of a discontinued business and retire certain other assets. As of June 29, 2007 and September 29, 2006, the Company's AROs were $13 million and $111 million, respectively, including $98 million as of September 29, 2006 recorded as liabilities of discontinued operations. The Company recorded an insignificant amount of accretion and foreign currency translation related to AROs during the quarter and nine months ended June 29, 2007. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows. See further discussion on the implementation of FIN No. 47 in Note 5.

Asbestos Matters

        As previously reported in its periodic filings, Tyco and some of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. The majority of these cases have been filed against subsidiaries in Tyco's Flow Control business and subsidiaries of Covidien. Each case typically names between dozens to hundreds of corporate defendants. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. The Company will continue to vigorously defend these lawsuits and the Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims. When appropriate, the Company settles claims. However, the total amount paid in any year to settle and defend all asbestos claims has been immaterial. As of June 29, 2007 there were approximately 5,600 asbestos liability cases pending against the Company and its subsidiaries. Pursuant to the Separation and Distribution Agreement, Covidien has assumed all liabilities for pending cases filed against its subsidiaries.

Income Tax Matters

        During the quarter, the IRS concluded its field examination of certain of Tyco's U.S. federal income tax returns for the years 1997 through 2000 and issued anticipated Revenue Agents' Reports ("RARs") which reflect the IRS' determination of proposed tax adjustments for the periods under audit. The RAR's propose tax audit adjustments to certain of the Company's previously filed tax return positions, all of which the Company expected and previously assessed at each balance sheet date. Accordingly, the Company has made no additional provision during the quarter ended June 29, 2007 as a result of the proposed audit adjustments in the RARs.

        The Company has agreed with the IRS on adjustments totaling $498 million, with an estimated cash impact to the Company of $458 million, and during the quarter, the Company paid $458 million, of which $163 million relates to the Company's discontinued operations. The Company will appeal other proposed tax audit adjustments totaling approximately $1 billion and the Company intends to vigorously defend its prior filed tax return positions. The Company continues to believe that the amounts recorded in its financial statements relating to these tax adjustments are sufficient. However, the ultimate resolution of these matters is uncertain and could result in a material impact to the Company's financial position, results of operations and/or cash flows. In addition, ultimate resolution of these matters could result in the Company filing amended U.S. federal income tax returns for years subsequent to the current 1997 to 2000 audit period and could have a material impact on the Company's effective tax rate in future reporting periods.

        Additionally, the IRS proposed civil fraud penalties arising from alleged actions of former executives in connection with certain intercompany transfers of stock of Simplex Technologies in 1998 and 1999. Based on statutory guidelines, we estimate the proposed penalties could range between $30 million and $50 million. The Company will vigorously oppose the assertion of such penalties against the Company, in part, because beginning in 2003 the Company discovered, investigated and reported the conduct at issue to the IRS and fully cooperated in the criminal prosecution of the Company's former Chief Tax Officer on a charge of willful filing of a false tax return.

Compliance Matters

        As previously reported in our periodic filings, we have received and responded to various allegations and other information that certain improper payments were made by our subsidiaries in recent years. Certain of these matters are also the subject of a governmental investigation in a non-U.S. jurisdiction. We have reported to the U.S. Department of Justice (DOJ) and the SEC the investigative steps and remedial measures that we have taken in response to the allegations. We also informed the DOJ and the SEC that we retained outside counsel to perform a company-wide baseline review of our policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), that we would continue to make periodic progress reports to these agencies, and that we would present our factual findings upon conclusion of the baseline review. We have and will continue to communicate with the DOJ and SEC to provide updates on the baseline review being conducted by outside counsel, including, as appropriate, briefings concerning additional instances of potential improper payments identified by us in the course of our ongoing compliance activities. Covidien and Tyco Electronics agreed, in connection with the Separation, to cooperate with the Company in its response to these allegations. To date, the baseline review has revealed that some business practices may not comply with Tyco and FCPA requirements. At this time, we cannot predict the outcome of these matters and other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of any or all of these matters. However, it is possible that we may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on our financial position, results of operations or cash flows.

        Any judgment required to be paid or settlement or other cost incurred by Tyco in connection with these matters would be subject to the liability sharing provisions of the Separation and Distribution Agreement, which assigned liabilities primarily related to the former Healthcare and Electronics businesses of Tyco to Covidien or Tyco Electronics, respectively, and provides that Tyco will retain liabilities primarily related to continuing operations. Any liabilities not primarily related to a particular segment will be shared equally among Tyco, Tyco Covidien and Tyco Electronics.

        The German Federal Cartel Office ("FCO") charged that certain German subsidiaries in Tyco's Flow Control business have engaged in anti-competitive practices, in particular with regard to its hydrant, valve, street box and fittings business. Tyco investigated this matter and determined that the conduct may have violated German anti-trust-law. Tyco is cooperating with the FCO in its investigation of this violation. Tyco cannot estimate the range of potential loss that may result from this violation. It is possible that the Company may be subject to civil or criminal proceedings and may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on our financial position, results of operations or cash flows.

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

        The Presiding Judge of Maricopa County Superior Court on July 11, 2006 consolidated all of the pending lawsuits related to this dispute on the Court's complex litigation docket. On June 6, 2007, the Court granted Earth Tech's motion for partial summary judgment, ordering that application of Arizona's Prompt Payment Act was appropriate and that any material inconsistencies in the contract be resolved in favor of the Act's requirements. However, because this motion did not apply to the merits, Tyco cannot predict the outcome of this matter and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of this matter.

Fitzpatrick Contractors Limited v. Tyco Fire and Integrated Solutions (UK) Ltd.

        On July 18, 2007, Fitzpatrick Contractors Limited ("FCL") commenced an action against Tyco Fire and Integrated Solutions (UK) Ltd. in the High Court of Justice, Queen Bench Division, Technology and Construction Court, United Kingdom, alleging that Tyco entered into a binding contract in 2002 for the design, manufacture and installation of mechanical and electrical works for the refurbishment of a portion of London Transport's Blackwell Tunnel. FCL seeks a declaratory judgment that a contract was formed between the parties and seeks damages for breach of contract in the amount of approximately $38 million. Tyco believes it has valid counterclaims for unpaid amounts owed to it by FCL for design work, purchased equipment and subcontracted construction work associated with the project, but denies that it entered a binding contract with FCL for the project and intends to defend this action vigorously. While it is not possible at this time to predict the final outcome of this dispute, Tyco does not believe this action will have a material adverse effect on its financial position, results of operations or cash flows.

Indenture Trustee Litigation

        On June 4, 2007, The Bank of New York ("BONY"), as indenture trustee under the indentures dated as of June 9, 1998 and November 12, 2003, of Tyco International Group S.A. ("TIGSA"), a wholly-owned subsidiary of Tyco, commenced an action against TIGSA and Tyco in the United States District Court for the Southern District of New York. The complaint seeks a declaratory judgment regarding whether or not supplemental indentures proposed by TIGSA and Tyco in connection with the Separation are permitted or authorized under the indentures. BONY asserts that it has received a direction executed by noteholders holding more than 50% of the notes under each of the indentures directing it not to execute any supplemental indenture in connection with the Separation, on the grounds that the proposed supplemental indentures facilitate the Separation and the Separation will violate the indentures. BONY also seeks a declaratory judgment that TIGSA is obligated to pay BONY reasonable compensation and to reimburse BONY for all reasonable expenses, including attorneys' fees incurred in connection with the Separation and in resolving the proper interpretation of the indentures. On June 25, 2007, a group of noteholders moved to intervene as plaintiffs in the action. In their proposed complaint, the noteholders seek a declaratory judgment that the Separation violates the 1998 and 2003 indentures and that the indenture trustee may not sign the supplemental indentures. On July 25, 2007, the Court granted the noteholders permission to intervene as plaintiffs and to join Tyco International Finance Group S.A. as an additional defendant. The complaint in intervention has not yet been served. TIGSA and Tyco believe that the proposed supplemental indentures and the Separation are permitted under the indentures, and they intend to vigorously defend that position.

Item 1A.    Risk Factors

        You should carefully consider the risks described below and in our Quarterly Report on Form 10-Q for the period ended March 30, 2007 before investing in our publicly traded securities. The risks described below and in our Quarterly Report on Form 10-Q for the three months ended March 30, 2007, are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions, geopolitical events and international operations. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity. In addition, you should carefully consider the following important risk factors, which supplement the risk factors included in our Quarterly Report on Form 10-Q for the three months ended March 30, 2007.

Risks Relating to the Separations

  Our historical financial information may not be indicative of our future results after giving effect to the Separation.

        The Healthcare and Electronics businesses that have been spun-off to Tyco's shareholders in the aggregate historically accounted for approximately 55% of pre-Separation Tyco's net revenues and 52% of its total assets. The consolidated pro forma financial information we have included in Tyco's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on July 6, 2007 may not be indicative of what our financial condition and results of operations may be in the future after giving effect to the Separation. In addition, in connection with the Separation, we entered into certain liability sharing arrangements that may affect our financial condition, results of operations or cash flows.

  If the distribution of Covidien and Tyco Electronics common shares to our shareholders or certain internal transactions undertaken in connection with the Separation are determined to be taxable for U.S. federal income tax purposes, we could incur significant U.S. federal income tax liabilities.

        We have received private letter rulings from the U.S. Internal Revenue Service regarding the U.S. federal income tax consequences of the distribution of Covidien and Tyco Electronics common shares to our shareholders substantially to the effect that the distribution of such shares, except for cash received in lieu of fractional shares, will qualify as tax-free under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986. The private letter rulings also provided that certain internal transactions undertaken in anticipation of the Separation would qualify for favorable treatment under the Code. In addition to obtaining the private letter rulings, we have obtained opinions from the law firm of McDermott Will & Emery LLP confirming the tax-free status of the distribution and certain internal transactions. The private letter rulings and the opinions relied on certain facts and assumptions, and certain representations and undertakings, from Tyco, Covidien and Tyco Electronics regarding the past and future conduct of our respective businesses and other matters. Notwithstanding the private letter rulings and the opinions, the Internal Revenue Service could determine on audit that the distribution or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the distributions should be taxable for other reasons, including as a result of significant changes in stock or asset ownership after the distribution. If the distribution ultimately is determined to be taxable, we would recognize gain in an amount equal to the excess of the fair market value of the Covidien and Tyco Electronics common shares distributed to our shareholders on June 29, 2007 over our tax basis in such common shares, but such gain, if recognized, generally would not be subject to U.S. federal income tax. However, we would incur significant U.S. federal income tax liabilities if it ultimately is determined that certain internal transactions undertaken in connection with the Separation should be treated as taxable transactions.

        In addition, under the terms of the Tax Sharing Agreement that we have entered into with Covidien and Tyco Electronics in connection with the Separation, in the event the distribution or the internal transactions are determined to be taxable and such determination was the result of actions taken after the Separation by Tyco, Covidien or Tyco Electronics, the party responsible for such failure would be responsible for all taxes imposed on Tyco, Covidien or Tyco Electronics as a result thereof. If such determination is not the result of actions taken after the Separation by Tyco, Covidien or Tyco Electronics, then we, Covidien and Tyco Electronics would be responsible for 27%, 42% and 31%, respectively, of any taxes imposed on us, Covidien or Tyco Electronics as a result of such determination. Such tax amounts could be significant. In the event that any party to the Tax Sharing Agreement defaults in its obligation to pay distribution taxes to another party that arise as a result of no party's fault, each non-defaulting party would be responsible for an equal amount of the defaulting party's obligation to make a payment to another party in respect of such other party's taxes.

  We continue to be responsible for a portion of our contingent and other corporate liabilities following the Separation, primarily those relating to shareholder litigation.

        Under the Separation and Distribution Agreement and other agreements, subject to certain exceptions contained in the Tax Sharing Agreement, we, Covidien and Tyco Electronics have agreed to assume and be responsible for 27%, 42% and 31%, respectively, of certain of our contingent and other corporate liabilities. All costs and expenses associated with the management of these contingent and other corporate liabilities will be shared equally among the parties. These contingent and other corporate liabilities primarily relate to consolidated securities litigation and any actions with respect to the separation plan or the Separation brought by any third party. Contingent and other corporate liabilities do not include liabilities that are specifically related to one of the three separated companies, which are allocated 100% to the relevant company.

        If any party responsible for such liabilities were to default in its payment, when due, of any of these assumed obligations, each non-defaulting party would be required to pay equally with any other non-defaulting party the amounts in default. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of our agreed-upon share of the assumed obligations related to such contingent and other corporate liabilities including associated costs and expenses.

        Many lawsuits are outstanding against Tyco, some of which relate to actions taken by its former senior corporate management. On May 14, 2007, we entered into a proposed settlement with respect to most of the class actions. We do not believe that it is feasible to predict the final outcome or resolution of the unresolved proceedings. Although we will share any costs and expenses arising out of this litigation with Covidien and Tyco Electronics, a failure to consummate the proposed settlement on the agreed terms or an adverse outcome from the unresolved proceedings or liabilities or other proceedings for which we will assume joint and several liability under the Separation and Distribution Agreement could be material with respect to our financial condition, results of operations or cash flows in any given reporting period.

  We share responsibility for certain of our, Covidien's and Tyco Electronics' income tax liabilities for tax periods prior to and including June 29, 2007.

        Under the Tax Sharing Agreement, we share responsibility for certain of our, Covidien's and Tyco Electronics' income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. More specifically, we, Covidien and Tyco Electronics share 27%, 42% and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to our, Covidien's and Tyco Electronics' U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the Separation. All costs and expenses associated with the management of these shared tax liabilities will be shared equally among the parties. We are responsible for all of our own taxes that are not shared pursuant to the Tax Sharing Agreement's sharing formula. In addition, Covidien and Tyco Electronics are responsible for their tax liabilities that are not subject to the Tax Sharing Agreement's sharing formula.

        If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party's fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, we could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of our agreed-upon share of our, Covidien's and Tyco Electronics' tax liabilities.

  We might not be able to engage in desirable strategic transactions and equity issuances following the Separation because of restrictions relating to U.S. federal income tax requirements for tax-free distributions.

        Our ability to engage in significant equity transactions could be limited or restricted after Separation in order to preserve for U.S. federal income tax purposes the tax-free nature of the distribution. In addition, similar limitations and restrictions will apply to Covidien and Tyco Electronics. The distribution of common shares of Covidien and Tyco Electronics to our shareholders may result in corporate level taxable gain to us under Section 355(e) of the Code if 50% or more, by vote or value, of our common shares, Covidien's common shares or Tyco Electronics' common shares are acquired or issued as part of a plan or series of related transactions that includes the distribution. For this purpose, any acquisitions or issuances of our common shares within two years before the distribution, and any acquisitions or issuances of our common shares, Covidien's common shares or Tyco Electronics' common shares within two years after the distribution, generally are presumed to be part of such a plan, although we, Covidien or Tyco Electronics may be able to rebut that presumption. We are not aware of any such acquisitions or issuances of our common shares within the two years before the distribution. If an acquisition or issuance of our common shares, Covidien's common shares or Tyco Electronics' common shares triggers the application of Section 355(e) of the Code, we would recognize taxable gain as described above, but such gain generally would not be subject to U.S. federal income tax. However, certain subsidiaries of Covidien or Tyco Electronics or subsidiaries of ours would incur significant U.S. federal income tax liabilities as a result of the application of Section 355(e) of the Code.

        Under the Tax Sharing Agreement, there are restrictions on our ability to take actions that could cause the distribution or certain internal transactions undertaken in connection with the Separation to fail to qualify as tax-free or tax-favored transactions, as the case maybe, including entering into, approving or allowing any transaction that results in a change in ownership of more than 35% of our common shares, a redemption of equity securities, a sale or other disposition of a substantial portion of our assets, an acquisition of a business or assets with equity securities to the extent one or more persons would acquire 35% or more of our common shares, or engaging in certain internal transactions. These restrictions apply for the two-year period after the distributions, unless we obtain the consent of the other parties or we obtain a private letter ruling from the Internal Revenue Service or an unqualified opinion of a nationally recognized law firm that such action will not cause the distribution or the internal transactions undertaken in connection with the Separation to fail to qualify as tax-favored transactions and such letter ruling or opinion, as the case may be, is acceptable to the parties. Covidien and Tyco Electronics are subject to similar restrictions under the Tax Sharing Agreement. Moreover, the Tax Sharing Agreement generally provides that a party thereto is responsible for any taxes imposed on any other party thereto as a result of the failure of the distribution or certain internal transactions to qualify as tax-favored transactions under the Code if such failure is attributable to certain post-distribution actions taken by or in respect of the responsible party or its shareholders, regardless of whether the actions occur more than two years after the distribution, the other parties consent to such actions or the responsible party obtains a favorable letter ruling or opinion of tax counsel as described above. For example, we would be responsible for a third party's acquisition of us at a time and in a manner that would cause such failure. These restrictions may prevent us from entering into transactions which might be advantageous to our shareholders and noteholders.

  Increased demands on our management team as a result of the Separation could distract management's attention from operating the business.

        The complexity of the Separation has required and will continue to require a substantial amount of management and operational resources, as well as the use of several cross-functional project teams. Our management team must devote continued time and attention to fulfilling Tyco's obligations under the Separation and Distribution Agreement and the Tax Sharing Agreement, including the defense and settlement of litigation related to shared contingent and other corporate liabilities of Tyco, Covidien and Tyco Electronics and the administration of the U.S. tax audit for periods up to June 29, 2007. At the same time, our management team must successfully implement administrative and operational changes necessary to achieve reductions in corporate expense following the Separation. These and related demands on our administrative resources may distract management from the day-to-day operation of Tyco's business. As a result our financial condition, results of operations or cash flows may be adversely affected.

  We may be unable to achieve some or all of the benefits that we expect will be achieved from the Separation.

        We may not be able to achieve the full strategic and financial benefits we expect will result from the Separation of two of Tyco's segments into independent companies or such benefits may be delayed or may not occur at all. For example, there can be no assurance that analysts and investors will regard Tyco's corporate structure as more clear and simple than the pre-Separation Tyco's corporate structure or place a greater relative value on the Company's post-Separation business as compared to pre-Separation Tyco.

Risks Related to Our Jurisdiction of Incorporation

Tax Legislation

        The United States Congress has considered and is currently considering legislation affecting the tax treatment of U.S. companies that have undertaken certain types of expatriation transactions. In October 2004, the United States Congress enacted such legislation, which did not, however, retroactively apply to the 1997 acquisition of Tyco International Ltd. by ADT Limited. More recently, legislation was introduced and is currently pending in the United States House of Representative that could limit treaty benefits on certain payments by our U.S. subsidiaries to non-U.S. affiliates. This proposal, or any similar legislation that is introduced in the United States Congress in the future, could have a material adverse effect on Tyco if enacted, including substantially reducing the tax benefits of our corporate structure, materially increasing our tax burden or otherwise adversely affecting our business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced or Programs Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
3/31/07–4/27/07	6,609	$32.42	—	—
4/28/07–6/1/07	11,569	$32.83	—	—
6/2/07–6/29/07	4,859	$33.52	—	—

        The transactions described in the table above represent the repurchase of shares by the Company, through an affiliate, from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Exhibit
2.1	Separation and Distribution Agreement by and among Tyco International Ltd., Covidien Ltd., and Tyco Electronics Ltd., dated June 29, 2007 (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 6, 2007).
3.1	Amended and Restated Bye-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 6, 2007).
10.1
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
10.4
Credit Agreement, dated as of April 25, 2007, among Tyco International Finance S.A., Tyco International Ltd., the Lenders party thereto and Citibank, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on April 27, 2007).
10.5
Credit Agreement, dated as of April 25, 2007, among Covidien International Finance S.A., Tyco International Ltd., Covidien Ltd., the Lenders party thereto and Citibank, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on April 27, 2007).
10.6
Credit Agreement, dated as of April 25, 2007, among Tyco Electronics Group S.A., Tyco International Ltd., Tyco Electronics Ltd., the Lenders party thereto and Bank of America, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on April 27, 2007).
10.7
Amendment No. 1 to 364-day Senior Bridge Loan Agreement, dated as of May 25, 2007, among Tyco International Group S.A., Tyco International Ltd., Tyco International Finance S.A., the Lenders party thereto, and Citibank, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 30, 2007).
10.8
Amendment No. 1 to 364-day Senior Bridge Loan Agreement, dated as of May 25, 2007, among Tyco International Group S.A., Tyco International Ltd., Covidien International Finance S.A., Covidien Ltd., the Lenders party thereto, and Citibank, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 30, 2007).

10.9
Amendment No. 1 to 364-day Senior Bridge Loan Agreement, dated as of May 25, 2007, among Tyco International Group S.A., Tyco International Ltd., Tyco Electronics Group S.A., Tyco Electronics Ltd., the Lenders party thereto, and Bank of America, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 30, 2007).
10.10
Senior Bridge Letter of Credit Agreement, dated as of June 21, 2007, among Tyco International Finance S.A., Tyco International Ltd., the Lenders party thereto and Citibank, N.A., as Administrative Agent and L/C Issuer (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 22, 2007).
10.11
Tax Sharing Agreement by and among Tyco International Ltd., Covidien Ltd., and Tyco Electronics Ltd., dated June 29, 2007 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 6, 2007).
10.12
Guarantor Assumption Agreement by and among Tyco International Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 6, 2007).
10.13
Guarantor Assumption Agreement by and among Tyco International Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 6, 2007).
10.14
Guarantor Assumption Agreement by and among Tyco International Ltd. and Covidien Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on July 6, 2007).
10.15
Guarantor Assumption Agreement by and among Tyco International Ltd. and Covidien Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on July 6, 2007).
10.16	Founders' Grant Option Award (Incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on July 6, 2007).
10.17	Founders' Grant Restricted Unit Award (Incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on July 6, 2007).
10.18	Founders' Grant Performance Share Unit Award (Incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on July 6, 2007).
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Preference Letter

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
	By:	/s/ CHRISTOPHER J. COUGHLIN Christopher J. Coughlin Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: August 8, 2007

QuickLinks

TYCO INTERNATIONAL LTD. INDEX TO FORM 10-Q
PART I. FINANCIAL INFORMATION
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in millions, except per share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in millions, except share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in millions)
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED) For the Nine Months Ended June 29, 2007 and June 30, 2006 (in millions)
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CONDENSED CONSOLIDATING STATEMENT OF INCOME For the Quarter Ended June 29, 2007 (in millions)
CONDENSED CONSOLIDATING STATEMENT OF INCOME For the Quarter Ended June 30, 2006 (in millions)
CONDENSED CONSOLIDATING STATEMENT OF INCOME For the Nine Months Ended June 29, 2007 (in millions)
CONDENSED CONSOLIDATING STATEMENT OF INCOME (RESTATED) For the Nine Months Ended June 30, 2006 (in millions)
CONDENSED CONSOLIDATING BALANCE SHEET June 29, 2007 (in millions)
CONDENSED CONSOLIDATING BALANCE SHEET September 29, 2006 (in millions)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Nine Months Ended June 29, 2007 (in millions)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (RESTATED) For the Nine Months Ended June 30, 2006 (in millions)
Results of Operations
Liquidity and Capital Resources
Commitments and Contingencies
Off-Balance Sheet Arrangements
Accounting Pronouncements
Forward-Looking Information
PART II. OTHER INFORMATION
SIGNATURES