Form 10-K
period 2007-09-28
TYCO INTERNATIONAL LTD /BER/
filed 2007-11-27
CIK 833444

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-13836
(Commission File Number)

TYCO INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Bermuda (Jurisdiction of Incorporation)	98-0390500 (IRS Employer Identification No.)
Second Floor, 90 Pitts Bay Road, Pembroke HM 08, Bermuda (Address of registrant's principal executive office)
441-292-8674 (Registrant's telephone number)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Shares, Par Value $0.80	Name of each exchange on which registered New York Stock Exchange
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

        The aggregate market value of voting common shares held by non-affiliates of the registrant as of March 30, 2007 was approximately $61,353,813,918 or $24,060,223,857, as adjusted for the one for four reverse stock split and Separation described herein. The beneficial common share holdings of all executive officers and directors of the registrant as of October 2, 2006, have been deemed, solely for the purpose of the foregoing calculation, to be holdings of affiliates of the registrant.

        The number of common shares outstanding as of November 22, 2007 was 494,815,892.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's proxy statement filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's 2008 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

        See pages 87 to 91 for the exhibit index.

i

PART I

Item 1.    Business

General

        Effective June 29, 2007, Tyco International Ltd. (hereinafter referred to as "we," the "Company" or "Tyco") completed the spin-offs of Covidien and Tyco Electronics, formerly our Healthcare and Electronics businesses, respectively, into separate, publicly traded companies (the "Separation") in the form of a distribution to Tyco shareholders. The distribution was made on June 29, 2007, to Tyco shareholders of record on June 18, 2007, the record date. Each Tyco shareholder received 0.25 of a common share of each of Covidien and Tyco Electronics for each Tyco common share held on the record date. As a result of the distribution, the operations of Tyco's former Healthcare and Electronics businesses are now classified as discontinued operations in all periods presented.

        In connection with the Separation, we realigned our management and segment reporting structure. The segment data presented reflects the new segment structure. The Company reports financial and operating information in the following five segments, effective March 31, 2007:

  •
  ADT Worldwide designs, sells, installs, services and monitors electronic security systems to residential, commercial, industrial and governmental customers.

  •
  Fire Protection Services designs, sells, installs and services fire detection and fire suppression systems to commercial, industrial and governmental customers.

  •
  Flow Control designs, manufactures, sells and services valves, pipes, fittings, valve automation and heat tracing products for the water and wastewater markets, the oil, gas and other energy markets along with general process industries.

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

        Net revenue by segment for 2007 is as follows ($ in billions):

	Net Revenue	Percent of Total Net Revenue	Key Brands
ADT Worldwide	$7.6	41%	ADT, Sensormatic
Fire Protection Services	3.5	19	SimplexGrinnell, Wormald
Flow Control	3.8	20	Keystone, Vanessa
Safety Products	1.8	9	Scott, Ansul
Electrical and Metal Products	2.0	11	Allied Tube & Conduit, AFC Cable
Corporate and Other	0.1	—

	$18.8	100%

        Unless otherwise indicated, references in this Annual Report to 2007, 2006 and 2005 are to Tyco's fiscal year ended September 28, 2007, September 29, 2006 and September 30, 2005, respectively.

Competitive Strengths

        We believe that we have the following competitive strengths:

  •
  Leading market positions and brands. We have leading market positions in each of our segments, and a number of well recognized brands. For example:

  •
  ADT Worldwide is one of the world's largest providers of electronic security systems and services to the commercial and residential markets (ADT and Sensormatic).

  •
  Fire Protection Services is one of the world's largest providers of fire detection and fire suppression systems and services (SimplexGrinnell, Wormald and Mather & Platt).

  •
  Flow Control is one of the world's largest manufacturers of valves and related products (Keystone and Vanessa).

  •
  Safety Products is a major designer and manufacturer of fire suppression products (Ansul and Grinnell), breathing apparatus for emergency workers (Scott), intrusion security products (DSC and Bentel) and video and access control products (American Dynamics and Software House).

  •
  Electrical and Metal Products is a major manufacturer of galvanized steel tubing and cable products (Allied Tube & Conduit and AFC Cable).

  •
  Global reach and significant scale of operations. We are a global company, in terms of sales, manufacturing and services. We conduct business in more than 60 countries, and 53% of our 2007 net revenue was generated outside the United States, with 29% in Europe, 16% in the Asia-Pacific region and 8% in the Other Americas. We believe the global nature of our businesses and our extensive sales networks allow us to offer our services and products worldwide to our multinational customers, differentiating us from our competitors, and to participate in the higher growth potential of emerging markets. In addition, we have an extensive global manufacturing presence and operate over 200 manufacturing facilities around the world. Our global manufacturing footprint and our significant scale of operations provide us with greater flexibility to reduce our costs through manufacturing efficiencies, purchasing power and resources for product design, marketing and customer management relative to our smaller competitors.

  •
  Diverse portfolio of services and products. We offer a broad portfolio of services and products, which allows our customers to fulfill many of their needs by purchasing solely from us. For customers that purchase multiple services or products across many geographic areas, the breadth of our offerings allows us to serve our customers in ways that many of our competitors cannot.

  •
  Diverse customer base. Our customers operate in many different industries and countries, which allows us to leverage our skills and experience across many end markets. For example, we provide our electronic security services and products to many of the world's largest retailers, many of the leading banks in North America and to over five million households and over one and a half million business locations globally.

  •
  Favorable long-term growth opportunities. We operate businesses in a number of different markets that have attractive characteristics and solid growth prospects. ADT Worldwide continues to experience strong growth rates due to continued commercial, residential and governmental demand for our broad range of market leading security systems and services. We expect that growth in Fire Protection Services will be driven by non-residential construction, by refurbishment and upgrades of existing systems and by increasingly demanding fire codes. We also believe that several of the industrial end markets in which Flow Control operates will achieve growth rates higher than the U.S. Gross Domestic Product. For example, we believe that the water market will continue to grow globally due to both the increasing demand for potable water in emerging markets and the need to upgrade distribution infrastructures in mature markets. We also believe that the oil and gas and petrochemical industries will experience increasing investment levels.

  •
  Stable, recurring revenue base. Many of our ADT Worldwide customers have long-term agreements with us to provide ongoing monitoring, inspection and maintenance services, which generate predictable annual revenue in excess of $3.5 billion. In addition, we have a substantial amount of repeatable revenue from ongoing service and maintenance activities in our Fire Protection Services business.

  •
  Strong cash flow. We historically have generated significant cash flow from our operations. Our cash flow provides us with the financial flexibility to invest in new products and acquisitions to enhance our market leading businesses.

  •
  Experienced management team. Our executive officers have the proven track record and experience necessary to execute our business strategies. Led by our Chairman and Chief Executive Officer, Ed Breen, our management team has successfully rationalized our operations, effected the spin-offs of Covidien and Tyco Electronics, reduced our financial leverage, implemented world-class corporate governance standards and improved our financial performance. Our executive officers and the managers that support them have extensive experience in and knowledge of the markets in which we operate and have established relationships with our customers.

Strategy

        Our goal is to build upon our position as a leading provider of electronic security, fire and safety services and products, valves and controls and other industrial products. We operate in a number of highly fragmented markets where we believe we have a number one or two market position that translates into a relatively small market share. We believe we have opportunities to increase our market share and accelerate revenue growth by expanding our customer base and by generating new business from our existing customers. In addition, we believe we have opportunities to improve our margins. Our business strategy includes the following strategic priorities:

  •
  Expand our customer base. We believe that we have significant opportunities to attract customers and increase our market share by focusing our sales and marketing efforts and our product development efforts on key vertical markets. These vertical markets include: retailer, banking, governmental, educational, oil and gas and transportation for ADT Worldwide; healthcare, governmental, educational, lodging, manufacturing and commercial/industrial for Fire Protection Services; and oil, gas, power, petrochemicals and water for Flow Control. In addition, we believe that we have significant opportunities to acquire new residential customers for ADT Worldwide, primarily by leveraging the strength of our brand and our global presence. We also intend to aggressively pursue sales opportunities in new and emerging markets, where we believe that we have promising opportunities to expand our market share and where we can capitalize on the skills and technologies we developed in our existing markets.

  •
  Generate new business from existing customers. We believe that our customer relationships, enhanced by targeted sales and marketing efforts that emphasize the breadth of our portfolio and that focus on product and service opportunities within each customer's industry, will enable us to increase our market penetration and generate increased sales and service revenue from existing customers. We intend to leverage our existing customer relationships to market a broader range of our services and products to our multinational customers. Similarly, we intend to identify customers that operate in limited geographic regions and that can benefit from services and products that we do not currently market in those regions. We expect to increase the global penetration of our leading brands among our existing customers.

  •
  Improve productivity and efficiency. We intend to increase the profitability of our global portfolio of services and products by focusing on further improvements to our cost structure. We will continue to reduce our manufacturing costs by leveraging our purchasing power to reduce procurement costs, enhancing our manufacturing productivity through an emphasis on key metrics and processes such as Six Sigma, continuing to standardize our systems and processes across our businesses, consolidating facilities within countries and by moving our production facilities from high-cost to low-cost manufacturing regions. During the first quarter of 2007, we launched a restructuring program across all segments, including the corporate organization, which will streamline some of the businesses and reduce our operational footprint. We believe this restructuring program will strengthen our competitive position over the long term.

    In addition, we will continue to evaluate our existing operations on a regular basis in order to identify and potentially dispose of businesses or product lines that we conclude do not meet either our long-term return criteria or our strategic direction. For example, in July 2007, the Board of Directors approved the divestiture of Infrastructure Services, which was previously reported as part of Corporate and Other. As a result, Infrastructure Services is reflected as discontinued operations in all periods presented.

  •
  Pursue disciplined acquisition process. Our strong cash flows will enable us to fund acquisitions that strengthen our product offerings and market positions, as well as increase our revenues, with a particular focus on our security, flow control and safety products businesses.

History and Development

Tyco International Ltd.

        Tyco International Ltd. is a Bermuda corporation. Its registered and principal office is located at Second Floor, 90 Pitts Bay Road, Pembroke HM 08, Bermuda, and its telephone number at that address is (441) 292-8674. Its management office in the United States is located at 9 Roszel Road, Princeton, New Jersey 08540. Tyco is the public company resulting from the business combination on July 2, 1997 of Tyco International Ltd., a Massachusetts corporation, and ADT Limited, a Bermuda company. Effective June 29, 2007, Tyco completed the spin-offs of Covidien and Tyco Electronics, formerly our Healthcare and Electronics businesses, respectively, into separate, publicly traded companies in the form of a distribution to Tyco shareholders.

Segments

        See Note 21 to the Consolidated Financial Statements for certain segment and geographic financial data relating to our business.

ADT Worldwide

        Our ADT Worldwide segment designs, sells, installs, services and monitors electronic security systems to residential, commercial, industrial and governmental customers around the world. We are one of the world's largest providers of electronic security systems and services. We have a significant market presence in North and South America, Europe and the Asia-Pacific region. With 2007 net revenue of $7.6 billion, our ADT Worldwide segment comprises 41% of our consolidated net revenue. In 2006 and 2005, net revenue totaled $7.2 billion or 42% of our consolidated net revenue and $7.1 billion or 43% of our consolidated net revenue, respectively.

Strategy

        We intend to expand our commercial customer base by focusing our sales and marketing efforts on key vertical markets such as retailer, banking, governmental, educational, oil and gas and transportation. By adopting a vertical market-focused approach, we believe we can effectively target those market segments where ADT Worldwide can differentiate its core capabilities and customize security solutions specific to its customers' needs. We intend to increase the number of commercial and residential customers by more effectively generating leads and by driving productivity in our sales force through improved incentives and performance management systems. We also plan to increase our customer base by acquiring additional accounts from our network of authorized dealers. Further, we expect to continue improving our customer account attrition rates through enhanced retention and re-sale programs, albeit at a more moderate rate than in the past few years.

        ADT Worldwide operates in many regions including North America, Europe, Middle East, Africa, Asia, Australia and Latin America. Operating performance can vary region to region for a number of reasons, including the mix of revenues between residential and commercial customers as well as the mix of higher-margin contractual revenue vs. lower-margin product installation revenue. We have identified certain strategic actions that we are executing to improve our operating performance in certain regions that are currently underperforming. These actions include consolidating certain administrative functions and executing field productivity initiatives, particularly in Europe.

        We will pursue opportunities in attractive emerging markets where we believe we can leverage the skills and technologies that we have developed in the markets we currently serve. We will complement these initiatives by continuing to work with our Safety Products segment to develop new technologies and explore potential partnerships and acquisition opportunities that will allow ADT Worldwide to strengthen its service offerings, enhance its market positions or expand into higher-growth, adjacent markets.

Services and Products

        ADT Worldwide supplies and installs electronic security systems to the residential, commercial, industrial and governmental markets. A significant portion of the mechanical components used in our electronic security systems are manufactured by our Safety Products segment. We also provide electronic security services, including monitoring of burglar alarms, fire alarms and other life safety conditions as well as maintaining electronic security systems.

        Our electronic security systems business involves the installation and use of security systems designed to detect intrusion, control access and react to movement, fire, smoke, flooding, environmental conditions, industrial processes and other hazards. These electronic security systems comprise detection devices that are connected to a monitoring center that receives and records alarm signals. For most systems, control panels identify the nature of the alarm and the areas where a sensor was triggered. Our electronic security systems include: access control systems for sensitive areas such as offices or banks; video surveillance systems, designed to deter theft and fraud and help protect employees and customers; and asset protection and security management systems, designed to monitor and protect physical assets as well as proprietary electronic data. Our electronic security systems also include anti-theft systems utilizing labels and tags in the retail industry. Many of the world's leading retailers use our Sensormatic anti-theft systems to protect against shoplifting and employee theft.

        Purchasers of our intrusion security systems typically contract for ongoing security system monitoring and maintenance at the time of initial equipment installation. Systems installed at customers' premises may be owned by us or by our customers. Monitoring center personnel may respond to alarms by relaying appropriate information to local fire or police departments, notifying the customer or taking other appropriate action. In some instances, alarm systems may be connected directly to local fire or police departments.

        Our customers often are prompted to purchase security systems by their insurance carriers, which may offer lower insurance premium rates if a security system is installed or require that a system be installed as a condition of coverage.

Customers

        ADT Worldwide sells to residential, commercial, industrial and governmental customers. Our residential customers typically include owners of single-family homes or multi-family apartment complexes. Our commercial customers include among others retail businesses, financial institutions, commercial/industrial facilities and health care facilities. Our governmental customers include federal, state and local governments, defense installations, schools and mass transportation providers. In addition to advertising, direct mailings and the internet, we market our electronic security systems and services to these customers through a direct sales force and, with respect to certain residential customers, through an authorized dealer network. A separate sales force services large commercial and governmental customers and focuses on key vertical markets such as retailer and banking.

Competition

        The electronic security services business is highly competitive and fragmented with a number of major firms and thousands of smaller regional and local companies. Competition is based primarily on price in relation to quality of service. Rather than compete purely on price, we emphasize the quality of our electronic security service, the reputation of our brands and our knowledge of our customers' security needs.

Fire Protection Services

        Our Fire Protection Services segment designs, sells, installs and services fire detection and fire suppression systems. We believe we are one of the largest providers of these systems and services, with 2007 net revenue of $3.5 billion. Our Fire Protection Services segment comprises 19% of our consolidated net revenue. In 2006 and 2005, net revenue totaled $3.3 billion and $3.2 billion, respectively, which represents 19% of our consolidated net revenue in both years.

Strategy

        We intend to grow our customer base and deepen our market penetration by focusing our sales and marketing efforts across global accounts and along key vertical markets, such as healthcare, governmental, educational, lodging, manufacturing and commercial/industrial. By combining this vertical market approach with increased focus on the delivery and responsiveness of our service offerings, we believe we can differentiate our offerings to better serve our customers' needs. We also plan to aggressively pursue recurring revenue opportunities with existing customers. We intend to expand our product offerings in high-growth, emerging markets where we believe we can capitalize on the skills and technologies that we have developed in our existing markets. By working closely with our Safety Products segment, we intend to develop offerings that address key technologies driving customer demand, such as mass notification, as well as new business generated from changes and expansions in fire and life-safety codes and standards. We will continue to promote operational excellence by standardizing internal processes across business units and consolidating back office capabilities.

Services and Products

        We design, sell, install and service fire alarm and fire detection systems, automatic fire sprinkler systems and special hazard suppression systems. Fire Protection Services operates under various leading trade names, including SimplexGrinnell, Wormald, Mather & Platt, Total Walther, Dong Bang, Zettler and Tyco. A significant portion of the mechanical components used in our fire detection systems are manufactured by our Safety Products segment.

        We offer a wide range of fire alarm and fire detection systems. These alarm and detection systems include fire alarm control panels, advanced fire alarm monitoring systems, smoke, heat and carbon monoxide detectors, voice evacuation systems and emergency lighting systems. We also offer a wide range of fire suppression systems, the majority which are water-based sprinkler systems. In addition, we provide custom designed special hazard suppression systems, which incorporate specialized extinguishing agents such as foams, dry chemicals and gases, in addition to spill control products designed to absorb, neutralize and solidify spills of hazardous materials. These systems are often especially suited to fire suppression in certain manufacturing, power generation, petrochemical, offshore oil exploration, transportation, data processing, telecommunications, commercial food preparation, mining and marine applications.

        We install fire detection and fire suppression systems in both new and existing buildings. These systems typically are purchased by owners, construction engineers and mechanical or general contractors. In recent years, retrofitting of existing buildings has grown as a result of legislation mandating the installation of fire detection and fire suppression systems, especially in hotels, healthcare facilities and educational establishments. We continue to focus on system maintenance and inspection, which have become increasingly significant parts of our business.

Customers

        Fire Protection Services' customers include commercial enterprises, governmental entities, airports, commercial shipping companies, fire departments, transportation systems, owners of petrochemical facilities and homeowners. We market our fire detection and fire suppression systems to the majority of these customers through a direct sales force.

Competition

        Competition in the fire detection and fire suppression business varies by region. In North America, we compete with hundreds of smaller contractors on a regional or local basis for the installation of fire detection and fire suppression systems. In Europe, we compete with many regional or local contractors on a country-by-country basis. In Asia, Australia and New Zealand, we compete with a few large fire detection and fire suppression contractors, as well as with many smaller regional and local companies. We compete for fire detection and fire suppression systems contracts primarily on the basis of price, service and quality.

Flow Control

        Our Flow Control segment designs, manufactures, sells and services valves, pipes, fittings, valve automation and heat tracing products for the water and wastewater markets, the oil, gas and other energy markets along with general process industries. The global flow control market is highly fragmented, consisting of many local and regional companies and a few global competitors. We believe we are the world's leading manufacturer of flow control products. We believe our market share in the global water, process, and energy-related markets is approximately 5%. With 2007 net revenue of $3.8 billion, our Flow Control segment comprises 20% of our consolidated net revenue. In 2006 and 2005, net revenue totaled $3.1 billion or 18% of our consolidated net revenue and $2.8 billion or 17% of our consolidated net revenue, respectively.

Strategy

        We intend to further align with our customers' needs by focusing our sales and marketing resources along key vertical markets, including water and wastewater, oil and gas, food processing and general industrial. We plan to continue expanding our product offerings through increased R&D investments in developing technologies, as well as through selective acquisitions and partnerships. By continuing to invest in our service and repair capabilities, we expect to capitalize on strong industry demand for parts and after-market services in our recurring revenue business. We intend to leverage the breadth of our product portfolio and our geographic capabilities to enhance our ability to meet customer requirements for global projects. We intend to capitalize on growth opportunities in key emerging markets by accelerating our investment in sales and marketing. We also intend to focus on improving profitability through the optimization of our manufacturing footprint and product offerings.

Services and Products

        Flow Control designs and manufactures a wide variety of valves, actuators, controls, pipes, fittings and heat tracing products. Valve products include a broad range of industrial valves, including on-off valves, safety relief valves and other specialty valves. Actuation products include pneumatic, hydraulic and electric actuators. Control products include limit switches, solenoid valves, valve positioners, network systems and accessories. For the water market, Flow Control offers a wide variety of pipes, valves, hydrants, house connections and fittings for water transmission and distribution applications. Flow Control is also a global provider of heat tracing services and products. In addition to these core products, Flow Control makes a variety of specialty products for environmental (emissions monitoring, water flow and quality monitoring, dust filter cleaning systems), instrumentation (manifolds, enclosures, isolation valves) and other applications. We manufacture these products in facilities located throughout the world.

        Flow Control products are used in many applications including power generation, chemical, petrochemical, oil and gas, water distribution, wastewater, pulp and paper, commercial irrigation, mining, food and beverage, plumbing and HVAC. Flow Control also provides engineering, design, inspection, maintenance and repair services for its valves and related products.

        Flow Control products are sold under many trade names, including Anderson Greenwood, Biffi, Crosby, Keystone, KTM, Raychem, Sempell, Tracer and Vanessa. Flow Control sells its services and products in most geographic regions directly through its internal sales force and in some cases through a network of independent distributors and manufacturers' representatives.

Customers

        Flow Control's customers include businesses engaged in a wide range of industries, including power generation, oil production and refining, chemical and petrochemical, pharmaceutical, food and beverage, gas, water, marine and shipbuilding and related process industries. Customers include end users as well as engineering, procurement and construction companies, contractors, OEMs and distributors. Flow Control operates an extensive network of sales, service and distribution centers to serve our wide range of global customers. Flow Control is a global company with 40% of sales in Europe and the Middle East, 25% from the Americas, 22% from the Pacific region and 13% from Asia.

Competition

        The flow control industry is highly fragmented. We compete against a number of international, national and local manufacturers of industrial valves as well as against specialized manufacturers on the basis of product capability, product quality, breadth of product line, delivery and price. Our major competitors vary by region.

Safety Products

        Safety Products designs, manufactures and sells fire protection, security and life safety products, including fire suppression products, breathing apparatus, intrusion security, access control and video management systems. In addition, Safety Products manufactures products installed and serviced by

ADT Worldwide and Fire Protection Services. We are a major provider of safety products, including fire suppression, breathing apparatus, video and access control and intrusion security products. With 2007 net revenue of $1.8 billion, our Safety Products segment comprises 9% of our consolidated net revenue. In both 2006 and 2005, net revenue totaled $1.7 billion or 10% of our consolidated net revenue.

Strategy

        We intend to accelerate our revenue growth by implementing the following strategies: leveraging our product development pipeline, which features enhancements and newer technologies in Internet Protocol, integrated access control, intrusion solutions and new fire suppression technologies; expanding our presence in emerging markets, such as China, Eastern Europe and India; and pursuing strategic partnerships and acquisitions in key product areas. We intend to improve our recurring revenue stream by further integrating our product portfolio with logical security systems and communications services, as well as by enhancing the inter-operability of our intrusion security, access control, video systems and fire detection products. We plan to improve our profitability by continuing to move our manufacturing footprint to low-cost countries and by driving operational excellence and strategic sourcing initiatives.

Services and Products

        We manufacture fire suppression products, including water sprinkler systems, portable fire extinguishers, commercial suppression systems for special hazards including: gas, powder and foam agents, forestry and hose products used to fight wildfires, and fire-fighting foam and related delivery devices. We manufacture self-contained breathing apparatus designed for firefighter, industrial and military use, supplied air respirators, air-purifying respirators, thermal imaging cameras, gas detection equipment and gas masks. Our breathing apparatus are used by the military forces of several countries and many U.S. firefighters rely on our Scott Air-Pak brand of self-contained breathing apparatus.

        We design and manufacture integrated video surveillance and access control systems to enable businesses to manage their security and enhance business performance. Our global access control solutions include: integrated security management systems for enterprise applications, access control solutions for mid-size applications, alarm management panels, door controllers, readers, keypads and cards. Our global video system solutions include: digital video management systems, matrix switchers and controllers, digital multiplexers, programmable cameras, monitors and liquid crystal displays. Our intrusion security products provide advanced security products for homes and businesses ranging from burglar alarms to a full range of security systems including alarm control panels, keypads, sensors and central station receiving equipment used in security monitoring centers.

        We also manufacture a number of products for Fire Protection Services and ADT Worldwide for incorporation into their electronic security systems and fire detection and fire suppression systems. These products include a wide range of our fire detection and fire suppression products, security video and access control products, electronic article surveillance and intrusion products.

Customers

        Safety Products sells its products primarily through indirect distribution channels around the world. These business partners sell to customers including contractors that install fire suppression, security and theft protection systems. Some of our partners are integrators and install the products themselves; others act as dealers and sell to smaller fire and security contractors. Our end customers for our breathing apparatus include fire departments, municipal and state governments and military forces. Customers for our fire sprinkler products include distributors, commercial builders and contractors. Residential builders, contractors and developers are emerging customers for our sprinkler products given changing regulatory dynamics.

        Our Safety Products businesses utilize a worldwide network of sales offices and operate globally under various trade names, including Scott, Ansul, Grinnell, SoftwareHouse, American Dynamics, DSC and Bentel.

Competition

        Competition for the manufacture and sale of our products is based on specialized product capacity, breadth of product line, price, training and support and delivery. The principal competitors are specialty products manufacturing companies based in the United States, with other smaller competitors in Europe and Asia.

Electrical and Metal Products

        Our Electrical and Metal Products segment designs, manufactures and sells galvanized steel tubing and pipe products, as well as cable products, including pre-wired electrical cables, and electrical support and metal framing systems. In North America, our Allied Tube & Conduit business is a leading manufacturer of electrical steel conduit, and our AFC Cable Systems division is a leading manufacturer of steel and aluminum pre-wired electrical cable. Electrical and Metal Products also manufactures and sells steel tubes, tiles, plates and other specialty formed steel products in Brazil. With 2007 net revenue of $2.0 billion, our Electrical and Metal Products segment comprises 11% of our consolidated net revenue. In 2006 and 2005, net revenue totaled $1.9 billion and $1.8 billion, respectively, which represents 11% of our consolidated net revenue in both years.

        The market prices of key raw materials such as steel and copper have a significant impact on the segment's operating results. The segment's operating margins are significantly affected by steel and copper spreads which are the difference between what the company paid for these raw materials and the selling price charged to customers for the range of products manufactured from these raw materials.

Strategy

        We intend to maintain our market position in key end markets by continuing to take advantage of our low-cost manufacturing base, technical leadership and brand recognition. We also plan to increase our product offerings to address opportunities in specific industries, such as comprehensive metal framing solutions for the non-residential construction industry. In our tubular products business, we intend to diversify into new OEM markets and offer complementary products in our existing markets.

Services and Products

        Electrical and Metal Products designs and manufactures galvanized steel tubing and pipe products that include electrical conduit, fire sprinkler pipe, light gauge steel tube, fence pipe and automotive tubular components. These steel tube and pipe products are sold under the brand names Allied Tube & Conduit, Century Tube and Tectron Tube.

        We also design and manufacture cable products including pre-wired armored and metal-clad electrical cable as well as flexible and non-metallic conduit. These cable products are sold under the brand names AFC Cable Systems, Eastern Wire and Kaf-Tech. In addition, we manufacture various electrical support system products including strut channel and cable tray systems and associated fittings, sold under the brand names Unistrut and TJ Cope.

Customers

        The majority of the products manufactured by Electrical and Metal Products are used by trade contractors in the construction and modernization of non-residential structures such as commercial office buildings, institutional facilities, manufacturing plants and warehouses, shopping centers and multi-family dwellings. Nearly 90% of these products are sold through wholesale distribution to trade contractors; the remaining 10% of sales are sold to smaller contractors and homeowners through home improvement retailers.

        The other major customer segment, representing approximately 25% of revenue, is the OEM market. Steel tubing supplied by Electrical and Metal Products is ultimately used as a component for OEM products in automotive, commercial or industrial end markets. Steel tubular products are sold direct to OEMs or, in the case of automotive components, to suppliers.

Competition

        The market for electrical conduit and wiring and supports, fire protection and security products and steel tubing includes a broad range of competitors. Our principal competitors range from national manufacturers to smaller regional players. Our customers purchase from us because of the quality and breadth of our product line and the availability of our products.

        Foreign suppliers, especially those in China, Turkey and India, also aggressively pursue the sprinkler pipe and fence pipe market through their standard pipe offerings.

Backlog

        See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for information relating to our backlog.

Intellectual Property

        Patents and other proprietary rights are important to our business. We also rely upon trade secrets, manufacturing know-how, continuing technological innovations and licensing opportunities to maintain and improve our competitive position. We review third-party proprietary rights, including patents and patent applications, in an effort to develop an effective intellectual property strategy, avoid infringement of third-party proprietary rights, identify licensing opportunities and monitor the intellectual property claims of others.

        We own a portfolio of patents that principally relates to: electronic security systems; fire detection systems; suppression systems; fire extinguishers and related products; integrated systems for surveillance and control of public transportation and other public works; fire protection sprinklers and related systems and products; structural and electrical tubing and conduit; building structural members, panels and related fixtures; concrete reinforcing products; fire-rated and armored electrical cabling; heat tracing and floor heating systems; security wire and fencing; and flow control products, including valves, actuators and controllers and airflow control and sensing products. We also own a portfolio of trademarks and are a licensee of various patents and trademarks. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are dependent upon national laws and use of the marks.

        While we consider our patents and trademarks to be valuable assets, we do not believe that our overall competitive position is dependent on patent or trademark protection or that our overall operations are dependent upon any single patent or group of related patents.

Research and Development

        We are engaged in research and development in an effort to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of our existing products and to expand the applications for which the uses of our products are appropriate. We continually evaluate developing technologies in areas that we believe will enhance our business for possible investment or acquisition. Our research and development expense was $121 million in 2007, $112 million in 2006, and $113 million in 2005.

Raw and Other Purchased Materials

        We are a large buyer of metals and other commodities, including gas. Certain of the components used in the Fire Protection Services business, principally certain valves and fittings, are purchased for installation in fire protection systems or for distribution. Materials are purchased from a large number of independent sources around the world. There have been no shortages in materials which have had a material adverse effect on our businesses. However, significant increases in certain raw material costs may have an adverse impact on costs and operating margins. We enter into long-term supply contracts, using fixed or variable pricing to manage our exposure to potential supply disruptions.

Governmental Regulation and Supervision

        Our operations are subject to various federal, state and local consumer protection, licensing and other laws and regulations. Most states in which we operate have licensing laws directed specifically toward the alarm and fire suppression industries. Our ADT Worldwide business currently relies primarily upon the use of wireline telephone service to communicate signals. Wireline telephone companies in the United States are regulated by both the federal and state governments.

        We conduct our businesses through subsidiaries worldwide. Changes in legislation or government policies can affect our worldwide operations. For example, governmental regulation of fire safety codes can impact our Fire Protection Services business.

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

        Certain environmental laws assess liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances at their properties or at properties at which they have disposed of hazardous substances. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. We have received notification from the U.S. Environmental Protection Agency and from state environmental agencies that conditions at a number of sites where we and others disposed of hazardous substances require cleanup and other possible remedial action and may require that we reimburse the government or otherwise pay for the cost of cleanup of those sites and/or for natural resource damages. We have projects underway at a number of current and former manufacturing facilities to investigate and remediate environmental contamination resulting from past operations.

        Given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods, the ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict. Based upon our experience, current information and applicable laws, we believe that it is probable that we would incur remedial costs in the range of approximately $36 million to $63 million. As of September 28, 2007, we believe that the best estimate within this range is approximately $40 million, of which $11 million is included in accrued expenses and other current liabilities and $29 million is included in other liabilities on the Consolidated Balance Sheets. In view of our financial position and reserves for environmental matters, we believe that any potential payment of such estimated amounts will not have a material adverse effect on our financial position, results of operations or cash flows.

Employees

        As of September 28, 2007, we employed approximately 118,000 people worldwide, of which approximately 45,000 are employed in the United States and 73,000 are outside the United States. We have collective bargaining agreements with labor unions covering approximately 17,000 employees and believe that our relations with the labor unions are generally good.

Available Information

        Tyco is required to file annual, quarterly and special reports, proxy statements and other information with the SEC. Investors may read and copy any document that Tyco files, including this Annual Report on Form 10-K, at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, from which investors can electronically access Tyco's SEC filings.

        Our Internet website is www.tyco.com. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. In addition, we have posted the charters for our Audit Committee, Compensation and Human Resources Committee, and Nominating and Governance Committee, as well as our Board Governance Principles and Guide to Ethical Conduct, on our website under the heading "Corporate Responsibility—Governance." These charters and principles are not incorporated in this report by reference. We will also provide a copy of these documents free of charge to shareholders upon request.

Item 1A. Risk Factors

        You should carefully consider the risks described below before investing in our publicly traded securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions, geopolitical events, climate change and international operations. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity.

Risks Relating to Our Businesses

  Cyclical industry and economic conditions have affected and may continue to adversely affect our financial condition, results of operations or cash flows.

        Our operating results can be adversely affected by the general cyclical pattern of certain industries in which we operate. For example, demand for our services and products is significantly affected by the level of commercial construction, the amount of discretionary consumer and business spending and the performance of the housing market, each of which historically has displayed significant cyclicality. A downturn in any of these industries or the deterioration in general global economic conditions could have a negative impact on our financial condition, results of operations or cash flows.

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

        The ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon our experience, current information and applicable laws, we believe that it is probable that we would incur remedial costs of approximately $40 million, of which $11 million is included in accrued expenses and other current liabilities and $29 million is included in other liabilities on the Consolidated Balance Sheets. Environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with such laws, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition, results of operations or cash flows or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.

  We may be required to recognize additional impairment charges.

        Pursuant to accounting principles generally accepted in the United States, we are required to periodically assess our goodwill, intangibles and other long-lived assets to determine if they are impaired. Disruptions to our business, end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures and market capitalization declines may result in additional charges for goodwill and other asset impairments. We assessed the recoverability of goodwill upon the realignment of our business in connection with the Separation, which resulted in a $46 million charge for goodwill. Future impairment charges could substantially affect our reported earnings in the periods of such charges and could adversely affect our financial condition and results of operations.

  We are named as a defendant in a variety of litigation in the course of our business that could cause a material adverse effect on our financial condition, results of operations or cash flows.

        In the ordinary course of business, we are named as a defendant in a significant amount of litigation, including claims for damages arising out of the use or installation of our products, litigation alleging the infringement of intellectual property rights, litigation alleging anti-competitive behavior, product liability litigation, employee matters and commercial disputes. In certain circumstances, patent infringement and anti-trust laws permit successful plaintiffs to recover treble damages. The defense of these lawsuits may divert our management's attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies, that could cause a material adverse effect on our financial condition, results of operations or cash flows. Moreover, any insurance or indemnification rights that we have may be insufficient or unavailable to protect us against potential loss exposures.

        Some of the lawsuits outstanding against us relate to actions taken by our former senior corporate management. On May 14, 2007, we entered into a proposed settlement with respect to most of the class actions and deposited $2.975 billion into an escrow accounts pending final settlement of such class actions. We do not believe that it is feasible to predict or determine the final outcome or resolution of the unresolved proceedings. A failure to consummate the proposed settlement on the agreed terms or an adverse outcome from the unresolved proceedings or liabilities or other proceedings could materially and adversely affect our financial condition, results of operations or cash flows.

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

  Our ADT business may experience higher rates of customer attrition, which may reduce our future revenue and cause us to change the estimated useful lives of assets related to our security monitoring customers, increasing our depreciation and amortization expense.

        Attrition rates for customers in our ADT Worldwide business were 12.3%, 14.2% and 15.0% on a trailing 12-month basis as of September 28, 2007, September 29, 2006 and September 30, 2005, respectively. Although rates have decreased, if attrition rates were to trend upward, ADT's recurring revenue and results of operations will be adversely affected. Tyco amortizes the costs of ADT's contracts and related customer relationships purchased through the ADT dealer program based on the estimated life of the customer relationships. Internally generated residential and commercial pools are similarly depreciated. If the attrition rates were to rise Tyco may be required to accelerate the depreciation and amortization of subscriber system assets and intangible assets, which could cause a material adverse effect on our financial condition or results of operations.

  Our future growth is largely dependent upon our ability to develop new technologies that achieve market acceptance with acceptable margins.

        Our businesses operate in global markets that are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our future growth rate depends upon a number of factors, including our ability to: identify emerging technological trends in our target end-markets; develop and maintain competitive products; enhance our products by adding innovative features that differentiate our products from those of our competitors; and develop, manufacture and bring products to market quickly and cost-effectively. Our ability to develop new products based on technological innovation can affect our competitive position and requires the investment of significant resources. These development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new technologies or products on a timely basis or that meet the needs of our customers as fully as competitive offerings. In addition, the markets for our products may not develop or grow as we anticipate. For example, on February 18, 2008, the Federal Communications Commission will allow its mandate to wireless cellular carriers requiring them to maintain analog cellular service to expire. As a result, we expect the cellular communicators in certain of our security systems to become obsolete. We have begun the process of upgrading the affected devices to digital technology, which has resulted in additional expenses in our fiscal fourth quarter, and we expect to incur additional expenses in the future. If we fail to complete this upgrade, it could result in the loss of customers. Moreover, the failure of our technology or products to gain market acceptance or their obsolescence could significantly reduce our revenues, increase our operating costs or otherwise adversely affect our financial condition, results of operations or cash flows.

  Our failure to satisfy International Trade Compliance regulations may adversely affect us.

        Tyco's global operations require importing and exporting goods and technology across international borders on a regular basis. From time to time, Tyco obtains or receives information alleging improper activity in connection with imports or exports. Tyco's policy mandates strict compliance with U.S. and foreign international trade laws. When Tyco receives information alleging improper activity, its policy is to investigate that information and respond appropriately, including, if warranted, reporting its findings to relevant governmental authorities. Nonetheless, we cannot provide assurance that our policies and procedures will always protect us from acts by our employees that would violate U.S. and/or foreign laws. Such improper actions could subject the Company to civil or criminal penalties, including substantial monetary fines, or other adverse actions including denial of import or export privileges, and could damage our reputation and, therefore, our ability to do business.

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

        Our bank credit agreements contain financial covenants, including a limit on the ratio of debt to earnings before interest, taxes, depreciation, and amortization and limits on incurrence of liens and subsidiary debt. Our indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions.

        Although we believe none of these covenants are considered restrictive to our operations, our ability to meet the financial covenants can be affected by events beyond our control, and we cannot provide assurance that we will meet those tests. A breach of any of these covenants could result in a default under our credit agreements or indentures. Upon the occurrence of an event of default under any of our credit facilities or indentures, the lenders or trustees could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If the lenders or trustees accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay our credit facilities and our other indebtedness. Acceleration of any obligation under any of our material debt instruments will permit the holders of our other material debt to accelerate their obligations. See "Liquidity and Capital Resources—Capitalization".

  Changes in legislation or governmental regulations or policies can have a significant impact on our financial condition, results of operations or cash flows.

        We operate in regulated industries. Our U.S. operations are subject to regulation by a number of federal, state and local governmental agencies with respect to safety of operations and equipment, labor and employment matters and financial responsibility. Intrastate operations in the United States are subject to regulation by state regulatory authorities, and our international operations are regulated by the countries in which they operate. We and our employees are subject to various U.S. federal, state and local laws and regulations, as well as non-U.S. laws and regulations, including many related to consumer protection. Most states in which we operate have licensing laws covering the monitored security services industry and the construction industry. Our business relies heavily upon wireline telephone service to communicate signals, and wireline telephone companies are regulated by both the federal and state governments. Changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses. If laws and regulations changed or we failed to comply, our financial condition, results of operations or cash flows could be materially and adversely affected.

  Legislative and other measures that may be taken by U.S. governmental authorities could materially increase our tax burden or otherwise adversely affect our financial conditions, results of operations or cash flows.

        We continue to assess the impact of various U.S. federal and state legislative proposals, and modifications to existing tax treaties between the United States and foreign countries, that could result in a material increase in our U.S. federal and state taxes. In October 2004, the U.S. Congress enacted legislation affecting the tax treatment of U.S. companies that have undertaken certain types of expatriation transactions. Such legislation did not, however, retroactively apply to the 1997 acquisition of Tyco International Ltd. by ADT Limited. More recently, several proposals have been introduced in the U.S. House of Representatives that, if ultimately enacted by the U.S. Congress, would have limited treaty benefits on certain payments made by our U.S. subsidiaries to non-U.S. affiliates. We cannot predict the outcome of any specific legislative proposals. However, if such proposals were to be enacted, or if modifications were to be made to certain existing tax treaties, the consequences could have a materially adverse impact on Tyco, including increasing our tax burden, increasing costs of our tax compliance or otherwise adversely affecting our financial condition, results of operations or cash flows.

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

  We have significant foreign operations, which are subject to political, economic and other risks inherent in operating in foreign countries.

        We have significant operations outside of the United States. We currently operate in approximately 60 countries. We generated 53% of our net revenue outside of the United States in 2007. We expect net revenue generated outside of the United States to continue to represent a significant portion of total net revenue. Business operations outside of the United States are subject to political, economic and other risks inherent in operating in certain countries, such as:

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
  changes in enacted tax laws;

  •
  limitations on repatriation of earnings; and

  •
  fluctuations in equity and revenues due to changes in foreign currency exchange rates.

        Changes in the political or economic environments in the countries in which we operate could have a material adverse effect on our financial condition, results of operations or cash flows.

  Volatility in currency exchange rates, commodity prices and interest rates may adversely affect our financial condition, result of operations or cash flows.

        We are exposed to a variety of market risks, including the effects of changes in currency exchange rates, commodity prices and interest rates. See Part II Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Our net revenue derived from sales in non-U.S. markets for 2007 was 53% of our total net revenue, and we expect revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. Therefore, when the U.S. dollar strengthens in relation to the currencies of the foreign countries where we sell our products, our U.S. dollar reported revenue and income will decrease. Changes in the relative values of currencies occur regularly and in some instances, may have a significant effect on our results of operations. Our financial statements reflect recalculations of items denominated in non-U.S. currencies to U.S. dollars, our functional currency.

        We are a large buyer of metals and other commodities, including gas, the prices of which have fluctuated significantly in recent years. Volatility in the prices of these commodities could increase the costs of manufacturing our products and providing our services. We may not be able to pass on these costs to our customers and this could have a material adverse effect on our financial condition, results of operations or cash flows.

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

        We continue to evaluate the performance of all of our businesses and may sell businesses or product lines. For example, in July 2007, the Board of Directors approved for divestiture Infrastructure Services. Any divestiture could result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our business, financial condition and results of operations. Divestitures could involve additional risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business and the potential loss of key employees. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line.

  We have disclosed a material weakness in our internal control over financial reporting relating to our accounting for income taxes which could adversely affect our ability to report our financial condition, results of operations or cash flows accurately and on a timely basis.

        In connection with our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we identified a material weakness in our internal control over financial reporting relating to our accounting for income taxes as of September 29, 2006. For a discussion of our internal control over financial reporting and a description of the identified material weakness, see "Management's Report on Internal Control over Financial Reporting" under Item 9A, "Controls and Procedures."

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We have determined that further improvements are required in our tax accounting processes before we can consider the material weakness remediated. Management's procedures and testing identified errors that, although not material to the consolidated financial statements, led management to conclude that control deficiencies exist related to tax effecting consolidating entries, analysis and reconciliation of taxes receivable and taxes payable in non-U.S. jurisdictions, certain aspects of deferred taxes, and procedures with respect to classification of tax amounts in the consolidated balance sheet. As a result of these deficiencies, it is reasonably possible that internal controls over financial reporting may not have prevented or detected errors from occurring that could have been material, either individually or in the aggregate.

        A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. While considerable actions have been taken to improve our internal controls in response to the identified material weakness related to certain aspects of accounting for income taxes, and further action steps to strengthen controls have been taken, additional work continues to address and remediate the identified material weakness. If we are unsuccessful in implementing or following our remediation plan, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective internal controls over financial reporting. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC and the New York Stock Exchange, including a delisting from the New York Stock Exchange, securities litigation, debt rating agency downgrades or rating withdrawals, any one of which could adversely affect the valuation of our common stock and could adversely affect our business prospects.

Risks Relating to Actions of Tyco's Former Senior Corporate Management

  Pending litigation could have a material adverse effect on our liquidity and financial condition.

        As a result of actions taken by our former senior corporate management, Tyco, some members of our former senior corporate management, former members of our Board of Directors and our former General Counsel are named defendants in a number of purported class actions alleging violations of certain disclosure provisions of the federal securities laws. Tyco, certain of our current and former employees, some members of our former senior corporate management and some former members of our Board of Directors also are named as defendants in several ERISA class actions. On May 14, 2007, we entered into a proposed settlement with respect to most of the class actions and deposited $2.975 billion into an escrow account pending final settlement of such class actions.

        We generally are obligated to indemnify our directors and officers and our former directors and officers who are also named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. We are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial position, results of operations or cash flows. At this time, we cannot estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of all of these matters or from a failure to consummate the proposed settlement on the agreed terms.

  Continued scrutiny resulting from ongoing governmental investigations may have an adverse effect on our business.

        We and others have received various subpoenas and requests from the SEC, the U.S. Department of Labor, state departments of labor, the General Service Administration and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. Certain current and former employees in ADT Worldwide received subpoenas from the SEC's Division of Enforcement seeking testimony related to discontinued accounting practices regarding ADT dealer connect fees. The U.S. Department of Labor is investigating Tyco and the administrators of certain of our benefit plans. Similarly, several of our businesses periodically are the subject of state or local government wage and hour investigations. At this time, we cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with governmental instrumentalities, which in turn could negatively impact our business with non-governmental customers, or suffer other penalties or adverse impacts, each of which could have a material adverse effect on our business. We cannot predict whether the effects and results of these or other investigations will have a material and adverse impact on our financial condition, results of operations or cash flows.

  Examinations and audits by tax authorities, including the Internal Revenue Service, could result in additional tax payments for prior periods.

        The Company and its subsidiaries' income tax returns periodically are examined by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments. We are reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed as probable and estimable have been recorded through the income tax provision, equity or goodwill, as appropriate. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional income taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these liabilities in light of changing facts and circumstances. Due to the complexity of some of these uncertainties, however, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.

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

        We estimate that our available cash, our cash flow from operations and amounts available to us under our revolving lines of credit will be adequate to fund our operations and service our debt for the foreseeable future. In making this estimate, we have not assumed the need to make any material payments in connection with pending litigation or investigations. Any material adverse legal judgments, fines, penalties or settlements arising from our pending investigations and litigation could require additional funding. If such developments require us to obtain additional funding, we cannot provide assurance that we will be able to obtain the additional funding that we need on commercially reasonable terms or at all, which could have a material adverse effect on our financial condition, results of operations or cash flows.

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

        As a result of actions taken by our former senior corporate management, Tyco was the subject of negative publicity focusing on these actions. This negative publicity contributed to significant declines in the prices of our publicly traded securities in 2002 and brought increased regulatory scrutiny upon us. Additional negative publicity related to former senior corporate management's actions could have a material adverse effect on our results of operations or cash flows and the market price of our publicly traded securities.

  Our senior corporate management team is required to devote significant attention to matters arising from actions of prior management.

        As a result of the actions of prior management, we replaced our senior corporate executives with a new team during 2002 through 2004, and a new Board of Directors was elected at our annual general meeting of shareholders in March 2003. We cannot provide assurance that the distractions related to matters arising from the actions of prior management will not adversely affect our financial condition, results of operations or cash flows.

Risks Relating to the Separations

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

  Continuing demands on our management team as a result of the Separation could distract management's attention from operating the business.

        The complexity of the Separation has required and will continue to require a substantial amount of management and operational resources. Our management team must devote continued time and attention to fulfilling Tyco's obligations under the Separation and Distribution Agreement and the Tax Sharing Agreement, including the defense and settlement of litigation related to shared contingent and other corporate liabilities of Tyco, Covidien and Tyco Electronics and the administration of the U.S. tax audit for periods up to June 29, 2007. At the same time, our management team must successfully implement administrative and operational changes necessary to achieve reductions in corporate expense following the Separation. These and related demands on our administrative resources may distract management from the day-to-day operation of Tyco's business. As a result our financial condition, results of operations or cash flows may be adversely affected.

  We may be unable to achieve some or all of the benefits that we expect will be achieved from the Separation.

        We may not be able to achieve the full strategic and financial benefits we expect will result from the separation of two of Tyco's segments into independent companies or such benefits may be delayed or may not occur at all. For example, there can be no assurance that analysts and investors will regard Tyco's post-Separation corporate structure as more clear and simple than its pre-Separation corporate structure or place a greater value on the businesses remaining with Tyco post-Separation than they placed on those businesses pre-Separation.

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

Risks Relating to Our Jurisdiction of Incorporation

  Legislation and negative publicity regarding Bermuda companies could affect our financial condition, results of operations or cash flows.

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

        We are unable to predict the likelihood or final form in which any such proposed legislation might become law, the nature of regulations that may be promulgated under any future legislative enactments, or the effect such enactments and increased regulatory scrutiny may have on our business.

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

        As a Bermuda company, Tyco is governed by the Companies Act 1981 of Bermuda, which differs in some material respects from laws applicable to U.S. companies and shareholders, including, among others, differences relating to interested director and officer transactions, shareholder lawsuits and indemnification. Likewise, the duties of directors and officers of a Bermuda company are generally owed to the company only. Shareholders of Bermuda companies do not generally have a personal right of action against directors or officers of the company and may only exercise such rights of action on behalf of the company in limited circumstances. Under Bermuda law, a company may also agree to indemnify directors and officers for any personal liability, not involving fraud or dishonesty, incurred in relation to the company.

Item 1B. Unresolved Staff Comments

        None.

Item 2. Properties

        Our operations are conducted in facilities throughout the world aggregating approximately 39 million square feet of floor space, of which approximately 16 million square feet are owned and approximately 23 million square feet are leased. These facilities house manufacturing, distribution and warehousing operations, as well as sales and marketing, engineering and administrative offices.

        ADT Worldwide operates through a network of offices located in North America, Central America, South America, Europe, the Middle East, the Asia-Pacific region and South Africa. Our ADT Worldwide manufacturing facilities are located in North America, and Europe. The group occupies approximately 6 million square feet, of which 1 million square feet are owned and 5 million square feet are leased.

        Fire Protection Services operates through a network of offices located in North America, Central America, South America, Europe, and the Asia-Pacific region. Our Fire Protection Services manufacturing facilities are located in North America, Europe and the Asia-Pacific region. The group occupies approximately 6 million square feet, of which 1 million square feet are owned and 5 million square feet are leased.

        Flow Control has manufacturing facilities, warehouses and distribution centers throughout North America, South America, Europe, and the Asia-Pacific region. The group occupies approximately 12 million square feet, of which 6 million square feet are owned and 6 million square feet are leased.

        Safety Products operates through a network of offices located in North America, South America, Europe, and the Asia-Pacific region. Our Safety Products manufacturing facilities are located in North America, Europe and the Asia-Pacific region. The group occupies approximately 6 million square feet, of which 3 million square feet are owned and 3 million square feet are leased.

        Electrical and Metal Products has manufacturing facilities, warehouses and distribution centers throughout North America, South America, Europe, and the Asia-Pacific region. The group occupies approximately 7 million square feet, of which 5 million square feet are owned and 2 million square feet are leased.

        In the opinion of management, our properties and equipment are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. See Note 16 to Consolidated Financial Statements for a description of our lease obligations.

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

        The Memorandum of Understanding does not resolve the following securities cases, which remain outstanding: Stumpf v. Tyco International Ltd., New Jersey v. Tyco International Ltd., et al., Ballard v. Tyco International Ltd., Jasin v. Tyco International Ltd., et al., and Hall v. Kozlowski, et al. The proposed settlement does not release claims arising under the Employee Retirement Income Security Act of 1974, 29 U.S.C. Sec. 1001, et seq. ("ERISA"), which are not common to all Class Members, including any claims asserted in Overby, et al. v. Tyco International Ltd., Civil Action No. 02-MD-1357-PB.

        Under the terms of the Memorandum of Understanding, the plaintiffs agreed to release all claims against Tyco, the other settling defendants and ten other individuals in consideration for the payment of $2.975 billion from Tyco to the certified class and assignment to the class of any net recovery of any claims possessed by Tyco and the other settling defendants against Tyco's former auditor, PricewaterhouseCoopers. Defendant PricewaterhouseCoopers was not a settling defendant and is not a party to the memorandum. However, PricewaterhouseCoopers subsequently agreed to participate in the settlement as a settling defendant, and in consideration of a release of all claims against it by the parties to the Memorandum of Understanding, agreed to make a payment of $225 million. We and the other settling defendants have denied and continue to deny any wrongdoing and legal liability arising from any of the facts or conduct alleged in the actions.

        Pursuant to the terms of the Memorandum of Understanding, L. Dennis Kozlowski, Mark H. Swartz and Frank E. Walsh, Jr., also are excluded from the settling defendants, and the class will assign to Tyco all of their claims against defendants Kozlowski, Swartz and Walsh. In exchange, we will agree to pay to the certified class 50% of any net recovery against these defendants.

        The parties to the Memorandum of Understanding have applied to the court for approval of the settlement agreement. On July 13, 2007, the U. S. District Court in Concord, New Hampshire granted preliminary approval of the settlement. On November 2, 2007, the final fairness hearing for the class settlement was held. The Court indicated it would approve the settlement and stated a formal ruling would be issued in a few weeks. If the settlement agreement does not receive final court approval, the Memorandum of Understanding will be null and void. By December 28, 2007, class participants must file their proofs of claim demonstrating their right to recovery under the class settlement.

        The deadline for deciding not to participate in the class settlement was September 28, 2007. As of such date, Tyco had received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. These individuals and entities may pursue their claims separately against Tyco and any judgments resulting from such claims would not reduce the settlement amount. One entity, Franklin Mutual Advisers, LLC, has filed a complaint against Tyco on September 24, 2007 in an action styled Franklin Mutual Advisers, LLC v. Tyco International Ltd. in the United States District Court for the District of New Jersey alleging violations of Section 11 of the Securities Act of 1933, 15 U.S.C. Sec. 77(b), Section 10(b) of the Securities and Exchange Act of 1934, 15 U.S.C. Sec. 78(b), and Rule 10b-5 promulgated thereunder and Section 18 of the Securities and Exchange Act of 1934, 15 U.S.C. Sec. 78(k) in connection with the plaintiffs' purchases and sales of Tyco securities between June 4, 2001 and April 30, 2002. The plaintiffs seek unspecified compensatory damages and reasonable attorneys' fees and costs. Tyco has requested that this action be transferred to the United States District Court for the District of New Hampshire. Tyco intends to vigorously defend this litigation. It is not possible at this time to predict the final outcome or to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of the Franklin matter or other unasserted claims from individuals that have opted-out.

        Under the terms of the Separation and Distribution Agreement entered into in connection with the Separation, each of Tyco, Covidien and Tyco Electronics are jointly and severally liable for the full amount of the class action settlement and any judgments resulting from opt-out claims. Additionally, under the Separation and Distribution Agreement, the companies will share in the liability and related escrow accounts, with Tyco assuming 27%, Covidien 42% and Tyco Electronics 31% of the settlement amount.

        Tyco incurred a charge to expense, for which no tax benefit is available, and a current liability of $2.975 billion in 2007. The Company has also recovered or expects to recover certain of these costs from insurers. As such, the Company recorded $113 million of recoveries in connection with the class action settlement in its Consolidated Statements of Operations. Tyco borrowed under its unsecured bridge and credit facilities to fund the liability and placed the proceeds in escrow for the benefit of the class. In connection with the Separation, Covidien and Tyco Electronics assumed their portion of the related borrowing. The escrow accounts will earn interest that is payable to the class. Interest is also accrued on the class action settlement liability. Based on the Separation and Distribution Agreement, at September 28, 2007, Tyco had a receivable from Covidien and Tyco Electronics for their portion of the liability of $1,257 million and $927 million, respectively, and a payable to Covidien and Tyco Electronics for their interest in the escrow accounts. Receivables and payables that pertain to the class action settlement and related escrow accounts with the same counterparty are presented net in the consolidated balance sheet. Tyco's portion of the liability is $808 million. Additionally, Tyco has paid $73 million and recorded payables of $9 million at September 28, 2007, with an offset to shareholders' equity for amounts due to Covidien and Tyco Electronics for their portion of the insurance recovery.

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

Securities Class Action Proceedings

        As previously reported in our periodic filings, an action entitled Hess v. Tyco International Ltd., et al., was filed on June 3, 2004 in the Superior Court of the State of California for the County of Los Angeles against certain of our former directors and officers, our former auditors and Tyco. The complaint asserts claims of fraud, negligent representation, aiding and abetting breach of fiduciary duty, tortious interference with fiduciary relationship and conspiracy arising out of an underlying settlement of litigation brought by shareholders in Progressive Angioplasty Systems, Inc. where the plaintiffs received our stock as consideration. The claim seeks unspecified monetary damages and other relief. On October 25, 2006, the Court lifted its previous order staying the case during the pendency of a related arbitration to which Tyco was not a party. On December 26, 2006, Tyco filed a demurrer seeking dismissal of the action on the ground that the complaint failed to allege facts sufficient to state causes of action. Before argument could be heard on the demurrer, the plaintiffs notified the Court that they would file an amended complaint. The amended complaint was filed on July 9, 2007. The amended complaint asserts claims of fraud, negligent representation, aiding and abetting breach of fiduciary duty, and breach of fiduciary duty in connection with, and subsequent to, an underlying settlement of litigation brought by shareholders in Progressive Angioplasty Systems, Inc. where the plaintiffs received our stock as consideration. The amended complaint alleges collective losses of not less than $20 million and seeks compensatory and punitive damages. On September 13, 2007, Tyco filed its answer to the complaint. The parties have also begun to engage in discovery, serving document requests and interrogatories.

        As previously reported in our periodic filings, on October 30, 2003, Stumpf v. Tyco International Ltd. was transferred to the District Court of New Hampshire by the Judicial Panel on Multidistrict Litigation. The complaint asserts claims against Tyco based on Section 11 of the Securities Act of 1933, 15 U.S.C. Sec. 77(k), Section 15 of the Securities Act, 15 U.S.C. Sec. 77(o), Section 10(b) of the Securities and Exchange Act of 1934, 15 U.S.C. Sec. 78j(b), and Sec. 20(a) of the Exchange Act, 15 U.S.C. Sec. 78t(a). In orders dated September 2, 2005 and January 6, 2005, the Court denied Tyco's motion to dismiss. On June 12, 2007, the Court certified a purported class consisting of "all persons or entities who purchased TyCom stock, either pursuant to a July 26, 2000, Registration Statement and Prospectus for TyCom's initial public offering, or on the open market between July 26, 2000 and December 17, 2001." On June 26, 2007, Tyco and TyCom filed a Rule 23(f) Petition seeking leave to appeal the class certification order. On September 13, 2007, the United States Court of Appeals for the First Circuit denied Tyco's petition.

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

against Tyco under Section 12(a)(2) of the Securities Act of 1933, Section 24(c) of the New Jersey Uniform Securities Law, Section 421-B:25(II) of the New Hampshire Uniform Securities Law, and for violation of, aiding and abetting violation of, and vicarious liability under the New Jersey RICO statute; against Tyco and certain of the individual defendants under Section 14(a) of the Securities Act of 1933 and Rule 14a-9 promulgated thereunder, and for conspiracy to violate the New Jersey RICO statute; against Tyco, its former auditors, and certain of the individual defendants under Section 11 of the Securities Act of 1933, and for violation of, and conspiracy to violate the New Jersey RICO statute; and against our former auditors and certain of the individual defendants for aiding and abetting violation of the New Jersey RICO statute. Finally, claims are asserted against the individual defendants and our former auditors for aiding and abetting the individual defendants' breaches of fiduciary duties. Plaintiffs assert that the defendants violated the securities laws and otherwise engaged in fraudulent acts by making materially false and misleading statements and omissions concerning, among other things, the following: unauthorized and improper compensation of certain of our former executives; their improper use of our funds for personal benefit and their improper self-dealing in real estate. The plaintiffs seek unspecified monetary damages and other relief. On June 10, 2005, Tyco moved to dismiss in part the amended complaint. On June 11, 2007, the court granted in part and denied in part Tyco's motion to dismiss. Many of the above plaintiffs' claims remain pending. On July 24, 2007, the plaintiffs moved for leave to amend their complaint again. Tyco responded in opposition to the motion on August 10, 2007, and the court has not yet ruled on the plaintiffs' motion.

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

        As previously reported in our periodic filings, after filing an initial complaint on June 26, 2002, plaintiff Lionel I. Brazen filed an amended class action complaint, on March 10, 2005, in the Circuit Court for Cook County, Illinois purporting to represent a class of purchasers who exchanged shares of Mallinckrodt, Inc. common stock for shares of Tyco common stock pursuant to the Joint Proxy Statement and Prospectus, and the Registration Statement in which it was included, in connection with the October 17, 2000 merger of Tyco and Mallinckrodt, Inc. Plaintiff names as defendants Tyco International Ltd., and certain former Tyco executives and asserts causes of action under Section 11, 12(a)(2) and 15 of the Securities Act of 1933. The amended class action complaint alleges that the defendants made statements in the Registration Statement and the Joint Proxy Statement and Prospectus that were materially false and misleading and failed to disclose material adverse facts regarding the business and operations of Tyco. The amended class action complaint seeks unspecified monetary damages and other relief. On April 21, 2005, the Company moved in the Circuit Court for Cook County, Illinois to dismiss or stay or, in the alternative, to strike the class allegations. On July 22, 2005, the Court denied the Company's motion. On August 19, 2005, Tyco filed an interlocutory appeal of the Circuit Court for Cook County Illinois' July 22, 2005 memorandum and order, which was subsequently denied. On January 6, 2006, the plaintiff, joined by an additional named plaintiff Nancy Hammerslough, filed a renewed motion for class certification which was granted. On February 14, 2006, Tyco filed its answer to the complaint. On July 5, 2006, plaintiffs filed a partial motion for summary judgment which was denied on November 8, 2006. On November 22, 2006, plaintiffs filed a motion to reconsider the denial of their motion for summary judgment. On January 25, 2007, the Court denied plaintiffs' motion to reconsider. This case was included in the proposed settlement of the Securities Class Action, which settlement is contingent upon this case being dismissed.

        As previously reported in our periodic filings, on April 29, 2005, an action was filed against Tyco in the United States District Court for the Southern District of Florida, Stevenson v. Tyco International Ltd., et al. Plaintiff named as additional defendants our current Chief Executive Officer, Edward Breen, our former Chief Financial Officer, David FitzPatrick, our former Executive Vice President and General Counsel, William Lytton, current members of Tyco's Board of Directors including Dennis Blair, Bruce Gordon, John Krol, Carl McCall, Mackey McDonald, Brendan O'Neill, Sandra Wijnberg, and Jerome York, as well as former members of Tyco's Board of Directors, including Michael Ashcroft, Joshua Berman, Richard Bodman, John Fort, Steven Foss, Wendy Lane, James Pasman, Peter Slusser and Joseph Welch. The complaint asserts causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleged that defendants made material misrepresentations that resulted in artificially deflated stock prices. The Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the District of New Hampshire. On March 31, 2007, Tyco filed a motion to dismiss the complaint and the Court granted the motion to dismiss on June 13, 2007.

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

        As previously reported in our periodic filings, on January 20, 2004, a complaint was filed in the United States District Court for the Southern District of New York, Ballard v. Tyco International Ltd., et al. Plaintiffs are trustees of various trusts that were allegedly major shareholders of AMP, Inc., a company acquired by Tyco in April 1999. Plaintiffs name as defendants Tyco, five of its former officers and directors and PricewaterhouseCoopers LLP ("PWC"). As against all defendants, the complaint asserts causes of action under Sections 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Section 11 of the Securities Act of 1933. As against the Tyco defendants, the complaint asserts causes of action under Section 14(a) of the Securities Exchange Act and Rule 14a-9 promulgated thereunder; Section 12(a)(2) of the Securities Act; and for common law fraud and negligent misrepresentation. As against the individual defendants, the complaint asserts causes of action under Section 20(a) of the Securities Exchange Act and Section 15 of the Securities Act. The complaint alleges that defendants engaged in a scheme to artificially inflate Tyco's earnings and to mislead investors as to Tyco's positive earnings, growth and acquisition synergies prior to and in connection with its acquisition of AMP, Inc. The Judicial Panel on Multidistrict Litigation transferred the action to the District of New Hampshire. Tyco moved to dismiss the complaint, and that motion was denied. On August 5, 2005, defendant Michael A. Ashcroft's motion to dismiss with respect to the plaintiffs' claims under Sections 10(b) and 20(a) of the Securities Exchange Act, Section 15 of the Securities Act, and common law fraud and negligent misrepresentation claims was granted.

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

        As previously reported in our periodic filings, a complaint was filed on September 2, 2004 in the Court of Common Pleas for Dauphin County, Pennsylvania, Jasin v. Tyco International Ltd., et al. This pro se plaintiff named as additional defendants Tyco International (US) Inc., L. Dennis Kozlowski, our former Chairman and Chief Executive Officer, Mark H. Swartz, our former Chief Financial Officer and Director and Juergen W. Gromer, President of Tyco Electronics. Plaintiff's complaint asserts causes of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as Section 11 of the Securities Act of 1933. Claims against Messrs. Kozlowski, Swartz and Gromer are also asserted under Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder and Section 20A of the Securities Exchange Act of 1934, as well as Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Plaintiff also asserts common law fraud, negligent misrepresentation, unfair trade practice, breach of contract, breach of the duty of good faith and fair dealing and violation of Section 1-402 of the Pennsylvania Securities Act of 1972. Tyco has removed the complaint to the United States District Court for the Middle District of Pennsylvania. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire.

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

        As previously reported in our periodic filings, plaintiff moved to remand Davis v. Kozlowski et al., an action originally filed on December 9, 2003, from the United States District Court for the District of New Hampshire back to the Circuit Court of Cook County, Illinois. On March 17, 2005, the United States District Court for the District of New Hampshire granted plaintiff's motion to remand and denied defendants' motion to dismiss. On March 31, 2005, the Company moved for reconsideration of the Court's remand order. On July 17, 2006, the Court entered an order granting Tyco's motion to dismiss on the grounds that all of plaintiff's claims were preempted by federal law. The motion to dismiss was granted without prejudice to plaintiff's right to file another action in state court asserting claims that are not preempted by federal law. On January 8, 2007, plaintiff filed an action in the Circuit Court of Cook County, Illinois. The complaint seeks unspecified monetary damages and other relief. On January 12, 2007, Tyco removed the re-filed action to federal court in the United States District Court for the Northern District of Illinois, Eastern Division. On February 1, 2007, the Judicial Panel on Multidistrict Litigation (JPML) issued a conditional transfer order transferring the case to the District of New Hampshire. Plaintiffs filed a motion to remand the case to state court on February 12, 2007 and moved the JPML to vacate the conditional transfer order on March 9, 2007. We filed an opposition to the motion to vacate on March 29, 2007. On March 15, 2007, we filed an opposition to plaintiff's remand motion and filed a cross-motion to dismiss the action. Briefing on the cross-motion was completed on April 26, 2007. On May 31, 2007, the JPML denied the motion to vacate the conditional transfer order. On June 15, 2007 the JPML transferred the case back to the United States District Court for the District of New Hampshire. On October 16, 2007, Tyco filed its renewed cross-motion to dismiss the action.

Shareholder Derivative Litigation

        As previously reported in our periodic filings, an action was filed on June 7, 2002 in the Supreme Court of the State of New York, Levin v. Kozlowski, alleging that the individually named defendants breached their fiduciary duties, committed waste and mismanagement and engaged in self-dealing in connection with Tyco's accounting practices, individual board members' use of funds, and the financial disclosures of certain mergers and acquisitions. It is further alleged that certain of the individual defendants converted corporate assets for their own use. Plaintiffs seek money damages. Plaintiffs agreed to stay that action pending the resolution of the federal derivative action, which was dismissed by the United States District Court for the District of New Hampshire on October 14, 2004; and the appeal from that ruling was voluntarily dismissed on May 19, 2005. On June 14, 2005, the plaintiffs resumed the Levin action. On September 22, 2005, the Company filed a motion to dismiss the derivative complaint. On November 14, 2006, the Supreme Court of the State of New York dismissed the complaint with prejudice. On December 11, 2006, plaintiffs filed a notice of appeal of the Court's November 14, 2006 order dismissing the complaint. On October 25, 2007, the Supreme Court of the State of New York, Appellate Division, First Department, heard oral arguments in this action and on November 15, 2007, the Court denied the plaintiff's appeal.

ERISA Litigation

        As previously reported in our periodic filings, Tyco and certain of our current and former employees, officers and directors, have been named as defendants in eight class actions brought under the Employee Retirement Income Security Act ("ERISA"). Two of the actions were filed in the United States District Court for the District of New Hampshire and the six remaining actions were transferred to that Court by the Judicial Panel on Multidistrict Litigation. All eight actions have been consolidated in the District Court in New Hampshire. The consolidated complaint purports to bring claims on behalf of our Retirement Savings and Investment Plans and the participants therein and alleges that the defendants breached their fiduciary duties under ERISA by negligently misrepresenting and negligently failing to disclose material information concerning, among other things, the following: related-party transactions and executive compensation; our mergers and acquisitions and the accounting therefor, as well as allegedly undisclosed acquisitions; and misstatements of our financial results. The complaint also asserts that the defendants breached their fiduciary duties by allowing the Plans to invest in our shares when it was not a prudent investment. The complaints seek recovery of alleged plan losses arising from alleged breaches of fiduciary duties. On January 12, 2005, the United States District Court for the District of New Hampshire denied, without prejudice, the Company's motion to dismiss certain additional individual defendants from the action. On January 20, 2005, Plaintiffs filed a motion for class certification. On January 27, 2005, the Company answered the plaintiffs' consolidated complaint. Also, on January 28, 2005, the Company and certain individual defendants filed a motion for reconsideration of the Court's January 12, 2005 order, insofar as it related to our Retirement Committee. On May 25, 2005, the Court denied the motion for reconsideration. On July 11, 2005, the Company and certain individual defendants opposed plaintiffs' motion for class certification. On August 15, 2006, the Court entered an order certifying a class "consisting of all Participants in the Plans for whose individual accounts the Plans purchased and/or held shares of Tyco Stock Fund at any time from August 12, 1998 to July 25, 2002." On August 29, 2006, Tyco filed a petition for leave to appeal the class certification order to the United States Court of Appeals for the First Circuit. On November 13, 2006, the United States Court of Appeals for the First Circuit denied Tyco's petition. On November 28, 2006, plaintiffs filed a motion seeking an order directing them to serve notice of the ERISA class action on potential class members. Tyco did not object to service of notice on potential class members, and on January 11, 2007, plaintiffs filed a motion, assented to by Tyco that proposed an agreed upon form of notice. On January 18, 2007, the Court granted that motion. On December 5, 2006, plaintiffs filed a motion seeking leave to file an amended complaint. Subsequently, on January 10, 2007, plaintiffs filed a motion to withdraw their motion to amend the complaint without prejudice.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent court appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million, and the quarterly withdrawal liability payments are $1.1 million commencing on August 1, 2007. SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment by timely filing for arbitration. Accordingly, the Company has made no provision for this contingency in its Consolidated Financial Statements.

Tyco Litigation Against Former Senior Management

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

        Mr. Kozlowski was tried on criminal charges in New York County. The first criminal trial resulted in a mistrial declared on April 2, 2004. The retrial of Mr. Kozlowski began on January 18, 2005 and concluded on June 17, 2005, when the jury returned verdicts. Of the thirty-one counts submitted to it, which were similar to certain of the claims alleged in the Company's affirmative action described above, twenty-two were against Mr. Kozlowski. The jury found Mr. Kozlowski guilty on all charges of grand larceny, conspiracy and securities fraud, and all but one count of falsification of business records. On September 19, 2005, Mr. Kozlowski was sentenced to a term of imprisonment of eight and one-third years to twenty-five years, and ordered to pay an individual fine of $70 million and restitution, jointly and severally with Mr. Swartz, to Tyco of $134 million within one year. On September 19, 2005, Mr. Kozlowski filed a notice of appeal from his conviction and on October 3, 2006 filed a brief in support of his appeal. On January 2, 2007, by order of the Supreme Court of the State of New York, the New York County District Attorney's office released to Tyco, on behalf of Mr. Kozlowski, $98 million in restitution. The payment by Mr. Kozlowski was made pending the outcome of his appeal, which was denied on November 15, 2007.

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

        Mr. Swartz was tried on criminal charges in New York County. The first criminal trial resulted in a mistrial declared on April 2, 2004. The retrial of Mr. Swartz began on January 18, 2005 and concluded on June 17, 2005, when the jury returned verdicts. Of the thirty-one counts submitted to it, which were similar to certain of the claims alleged in the Company's affirmative action described above, twenty-three were against Mr. Swartz. The jury found Mr. Swartz guilty on all charges of grand larceny, conspiracy and securities fraud, and all but one count of falsification of business records. On September 19, 2005, Mr. Swartz was sentenced to a term of imprisonment of eight and one-third years to twenty-five years, and ordered to pay an individual fine of $35 million and restitution, jointly and severally with Mr. Kozlowski, to Tyco of $134 million within one year and Mr. Swartz was ordered individually to pay damages to Tyco in the amount of $1 million. On September 19, 2005, Mr. Swartz filed a notice of appeal from his conviction and on October 3, 2006 filed a brief in support of his appeal. On October 27, 2006, Mr. Swartz paid restitution to the Company in the amount of $38 million. The payment by Mr. Swartz was made pending the outcome of his appeal, which was denied on November 15, 2007.

        Tyco International Ltd. v. L. Dennis Kozlowski and Mark H. Swartz, United States District Court Southern District of New York, No. 02-CV-9705, filed December 6, 2002. As previously reported in our periodic filings, we filed a civil complaint against our former Chairman and Chief Executive Officer and former Chief Financial Officer and Director pursuant to Section 16(b) of the Securities and Exchange Act of 1934 for disgorgement of short-swing profits from prohibited transactions in our common shares believed to exceed $40 million. The action seeks disgorgement of profits, interest, attorney's fees and costs. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire. On October 6, 2003, Messrs. Kozlowski and Swartz

moved to dismiss the claims against them based upon the statute of limitations. On March 16, 2004, the District Court for the District of New Hampshire granted the defendants' motion to dismiss in part with leave for Tyco to file an amended complaint. Tyco filed an amended complaint on May 14, 2004. The defendants moved to dismiss certain claims in the amended complaint on June 28, 2004. The defendants' motion to dismiss was denied on April 21, 2005. The defendants' motion to extend time to answer the complaint until thirty days after the conclusion of deliberations in the criminal trial was granted on May 17, 2005. Both defendants filed their answers on July 18, 2005. Discovery in this and the other affirmative cases is proceeding.

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

Subpoenas and Document Requests From Governmental Entities

        As previously reported in our periodic filings, we and others have received various subpoenas and requests from the SEC, the U.S. Department of Labor, state departments of labor, the General Service Administration and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. We are cooperating with these investigations and are complying with these requests.

        Certain of our current and former employees received subpoenas from the SEC's Division of Enforcement seeking testimony related to past accounting practices for the ADT dealer connect fees. The investigation, which began in June 2002, related to accounting practices employed by our former management. As previously reported in our periodic filings, these practices have been discontinued.

        As previously reported in our periodic filings, in November 2004, we received an order from the SEC to report facts and circumstances involving our participation, if any, in the United Nations Oil for Food Program governing sales of Iraqi oil. On January 10, 2005 and November 8, 2005, we responded to the order and provided information concerning transactions under the United Nations Oil for Food Program. On January 31, 2006, we received a subpoena from the SEC to produce additional documents and information related to the participation of three of our businesses in the United Nations Oil for Food Program. The SEC notified us on June 7, 2006 that it was not recommending any enforcement action against Tyco in connection with its investigation of the United Nations Oil for Food Program. Recently, we have discovered additional product sales that may be responsive to the SEC's order and have notified the SEC staff that we intend to investigate these transactions. While it is not possible at this time to predict the final outcome of this matter, we do not believe this discovery will have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

        As previously reported in our periodic filings, on January 27, 2006, we received from the New Jersey Division of Criminal Justice Office of the Attorney General a subpoena to produce documents concerning, among other things, former employees, the use of certain chemicals, and the filing of reports under state and federal environmental reporting laws at the same New Jersey facility sold by Tyco in 2000. The subpoena seeks information for the period from January 1987 to December 2000. We have provided information in response to the subpoena and discussed the matter with the agency. At this time, we cannot predict the outcome of this matter and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution. Tyco continues to cooperate fully with the investigators.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 28, 2007, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $36 million to $63 million. As of September 28, 2007, Tyco concluded that the best estimate within this range is approximately $40 million, of which $11 million is included in accrued and other current liabilities and $29 million is included in other liabilities on Tyco's Consolidated Balance Sheets. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos Matters

        As previously reported in its periodic filings, Tyco and some of its subsidiaries and certain subsidiaries of Covidien are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. Pursuant to the Separation and Distribution Agreement, Covidien has assumed all liabilities for pending cases filed against its subsidiaries. Each case typically names between dozens to hundreds of corporate defendants. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. The Company will continue to vigorously defend these lawsuits and the Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims. When appropriate, the Company settles claims. However, the total amount paid in any year to settle and defend all asbestos claims has been immaterial. As of September 28, 2007 there were approximately 5,600 asbestos liability cases pending against the Company and its subsidiaries.

Income Tax Matters

        During the third quarter of 2007, the IRS concluded its field examination of certain of Tyco's U.S. federal income tax returns for the years 1997 through 2000 and issued anticipated Revenue Agents' Reports ("RARs") which reflect the IRS' determination of proposed tax adjustments for the periods under audit. The RARs propose tax audit adjustments to certain of the Company's previously filed tax return positions, all of which the Company expected and previously assessed at each balance sheet date. Accordingly, the Company has made no additional provision during the year ended September 28, 2007 as a result of the proposed audit adjustments in the RARs.

        The Company has agreed with the IRS on adjustments totaling $498 million, with an estimated cash impact to the Company of $458 million, and during the third quarter of 2007, the Company paid $458 million, of which $163 million relates to the Company's discontinued operations. The Company appealed other proposed tax audit adjustments totaling approximately $1 billion, and, as Audit Managing Party as specified in the Tax Sharing Agreement, the Company intends to vigorously defend its prior filed tax return positions. The Company continues to believe that the amounts recorded in its financial statements relating to these tax adjustments are sufficient. However, the ultimate resolution of these matters is uncertain and could result in a material impact to the Company's financial position, results of operations or cash flows. In addition, ultimate resolution of these matters could result in the Company filing amended U.S. federal income tax returns for years subsequent to the current 1997 to 2000 audit period and could have a material impact on the Company's effective tax rate in future reporting periods.

        Additionally, the IRS proposed civil fraud penalties against a prior subsidiary that was distributed to Tyco Electronics arising from alleged actions of former executives in connection with certain intercompany transfers of stock of Simplex Technologies in 1998 and 1999. Based on statutory guidelines, we estimate the proposed penalties could range between $30 million and $50 million. The Company as Audit Managing Party will vigorously oppose the assertion of such penalties against Tyco Electronics, in part, because beginning in 2003 the Company discovered, investigated and reported the conduct at issue to the IRS and fully cooperated in the criminal prosecution of the Company's former Chief Tax Officer on a charge of willful filing of a false tax return.

Compliance Matters

        As previously reported in our periodic filings, we have received and responded to various allegations and other information that certain improper payments were made by our subsidiaries in recent years. As previously reported, we have been informed that two subsidiaries in our Flow Control business in Italy have been named in a request for criminal charges filed by the Milan public prosecutor's office. We have reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that we have taken in response to the allegations. We also informed the DOJ and the SEC that we retained outside counsel to perform a company-wide baseline review of our policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), that we would continue to make periodic progress reports to these agencies, and that we would present our factual findings upon conclusion of the baseline review. We have and will continue to communicate with the DOJ and SEC to provide updates on the baseline review being conducted by outside counsel, including, as appropriate, briefings concerning additional instances of potential improper payments identified by us in the course of our ongoing compliance activities. Covidien and Tyco Electronics agreed, in connection with the Separation, to cooperate with the Company in its response to these allegations. To date, the baseline review has revealed that some business practices may not comply with Tyco and FCPA requirements. At this time, we cannot predict the outcome of these matters and other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of these matters. However, it is possible that we may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on our financial position, results of operations or cash flows.

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

Indenture Trustee Litigation

        On June 4, 2007, The Bank of New York ("BONY"), as indenture trustee under the indentures dated as of June 9, 1998 and November 12, 2003, of Tyco International Group S.A. ("TIGSA"), a wholly-owned subsidiary of Tyco, commenced an action against TIGSA and Tyco in the United States District Court for the Southern District of New York. BONY served an amended complaint on October 18, 2007, which added Tyco International Finance S.A. ("TIFSA") as an additional defendant. As amended, the complaint alleges that the Separation breached the indentures and seeks damages on behalf of noteholders in excess of $4.1 billion, consisting of principal plus accrued interest on the notes issued under the indentures, plus a "make-whole" amount payable under the indentures in the event of early redemption of the notes. The amended complaint also seeks a judgment declaring that BONY was not required to sign supplemental indentures proposed by TIGSA, TIFSA and Tyco in connection with the Separation. BONY also seeks a declaratory judgment that TIGSA is obligated to pay BONY reasonable compensation and to reimburse BONY for all reasonable expenses, including attorneys' fees incurred in connection with the Separation and in resolving the proper interpretation of the indentures. On November 15, 2007, Tyco and TIFSA filed counterclaims against BONY, alleging that its refusal to sign the supplemental indentures in connection with the Separation and the filing of the amended complaint constituted a breach of the indentures and a breach of the duty of good faith and fair dealing implied in the indentures. They seek unspecified damages on these claims. Tyco and TIFSA also seek a declaratory judgment that no default has occurred and that BONY is required to sign the supplemental indentures.

        On November 8, 2007, BONY delivered to the Company a Notice of Events of Default, claiming that the actions taken by the Company in connection with the Separation constitute events of default under the indentures. The claims made in the Notice of Events of Default are the same as those alleged by BONY in the litigation, and the Company continues to believe that no default or event of default has occurred. The indentures provide for a 90-day cure period following delivery of the notice of default, after which BONY could declare any outstanding amounts under the indentures immediately due and payable. We would contest such an acceleration.

        TIGSA, TIFSA and Tyco continue to believe that the Separation and the proposed supplemental indentures are permitted under the indentures and that no "make-whole" amount is payable. The Company intends to vigorously defend the claims of default and believes it will prevail in legal proceedings.

        If we did not have liquidity available to repay the outstanding debt under the 1998 and 2003 indentures under our 364-day bridge facility, such an acceleration of the outstanding notes would have permitted a majority of the lenders under each of our bank and letter of credit facilities to demand repayment of amounts outstanding under those facilities, and to terminate their commitments to extend additional credit thereunder. As a result, on November 27, 2007, the Company secured additional firm commitments from certain of its lenders under the bridge facility, providing the Company with additional borrowings of up to $4.0 billion to repay such notes. The additional commitments expire on, and any borrowings under the facility would mature on, November 25, 2008. The facility may only be used to repay, settle or otherwise extinguish the amounts required to be paid in connection with the litigation with BONY.

Other Matters

        Earth Tech v. City of Phoenix is a contract dispute arising from Earth Tech's contract with the City of Phoenix, Arizona for expansion of the City's 91st Avenue Waste Water Treatment Plant. On December 21, 2005, Earth Tech filed a lawsuit against the City of Phoenix in the Maricopa County Superior Court alleging $3 million in damages plus interest for the City's failure to pay dewatering and computer systems costs related to the 91st Avenue project. After the City rejected Earth Tech's administrative claim against the City, Earth Tech filed and served a First Amended Complaint upon the City of Phoenix. In its First Amended Complaint, Earth Tech alleged eighteen causes of action and requested the following: (i) a recovery of at least $73 million for the value of the services performed by Earth Tech in connection with the contract; (ii) a rescission of the contract; (iii) an equitable adjustment of the Contract price for additional dewatering services and the Computer Control System; and (iv) costs for demobilization and termination of the contract. The City of Phoenix filed a Motion to Dismiss rather than filing an answer to the First Amended Complaint on May 18, 2006. The Court granted the City's Motion to Dismiss without prejudice on September 19, 2006 allowing Earth Tech 30 days to file a Second Amended Complaint. Earth Tech filed its Second Amended Compliant against the City of Phoenix on September 25, 2006. In connection with this matter, the Company has assets, which it has assessed as recoverable, of $50 million at September 28, 2007 and September 29, 2006.

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

        The Presiding Judge of Maricopa County Superior Court on July 11, 2006 consolidated all of the pending lawsuits related to this dispute on the Court's complex litigation docket. On June 6, 2007, the Court granted Earth Tech's motion for partial summary judgment, ordering that application of Arizona's Prompt Payment Act was appropriate and that any material inconsistencies in the contract be resolved in favor of the Act's requirements. On October 19, 2007, Earth Tech filed a second motion related to the Prompt Payment Act, arguing that the City of Phoenix breached its contract with Earth Tech by failing to make payment on a Payment Application that was deemed certified and approved under the Proper Payment Act. The Court is likely to rule on the motion sometime in the spring of 2008. Tyco cannot predict the outcome of this matter and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of this matter.

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

        Sensormatic Security Corp. v. Sensormatic Electronics Corp., ADT Security Services, Inc. and Wallace Computer Services, Inc. In April 2002, litigation was commenced in the United States District Court for the District of Maryland by a Sensormatic franchisee, Sensormatic Security Corp. ("SSC"), alleging breach of contract against Sensormatic and tortuous interference with contract against ADT and Wallace Computer Services, Inc., a party unrelated to Tyco. The litigation was based on allegedly unpaid commissions under a franchise agreement. The lawsuit also alleges that Sensormatic improperly authorized third parties (including ADT and Wallace) to sell in SSC's exclusive territory of Maryland, Virginia and the District of Columbia. Sensormatic has agreed to indemnify Wallace. SSC seeks an accounting, monetary damages (including punitive damages against ADT and Wallace), and injunctive relief. Sensormatic and ADT have denied SSC's allegations and asserted affirmative defenses. Sensormatic also filed a counterclaim seeking recovery of overpayments made to SSC. On September 7, 2006, the trial court denied in part and granted in part the parties' cross motions for summary judgment. Among other things, the Court ruled that SSC has the right to commissions on all Sensormatic CCTV products (not just SensorVision systems) if sold for automatic theft detection in the franchise territory and SSC has the right to commissions on CCTV indirect sales if sold for automatic theft detection in the franchise territory. Sensormatic and ADT intend to appeal those rulings. Sensormatic and ADT will continue to vigorously defend the litigation. While it is not possible at this time to predict the final outcome of this dispute, Tyco does not believe this action will have a material adverse effect on its financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The number of registered holders of Tyco's common shares at November 15, 2007 was 26,295.

        Tyco common shares are listed and traded on the New York Stock Exchange ("NYSE") and the Bermuda Stock Exchange under the symbol "TYC." The following table sets forth the high and low closing sales prices of Tyco common shares as reported by the NYSE, and the dividends paid on Tyco common shares, for the quarterly periods presented below. In connection with the Separation, effective June 29, 2007, the Company, as approved by its Board of Directors, effected a reverse stock split of Tyco's common shares, at a split ratio of one for four. Shareholder approval for the reverse stock split was obtained at the March 8, 2007 Special General Meeting of Shareholders. Market price range was adjusted for the Separation. Dividends per common share reflect the reverse stock split only.

	Year Ended September 28, 2007			Year Ended September 29, 2006
	Market Price Range			Market Price Range
Quarter			Dividend Per Common Share			Dividend Per Common Share
	High	Low		High	Low
First	$48.69	$43.81	$0.40	$46.40	$40.33	$0.40
Second	52.09	46.57	0.40	48.69	38.90	0.40
Third	53.83	49.88	0.80	44.70	40.44	0.40
Fourth	53.36	40.59	—	43.90	39.57	0.40

			$1.60			$1.60

Dividend Policy

        On September 13, 2007 Tyco's Board of Directors approved a quarterly dividend on the Company's common shares of $0.15 per share payable on November 1, 2007 to shareholders of record of Tyco International Ltd. post Separation on October 1, 2007. The dividend per common share in the above table represents that of Tyco pre-Separation, which included Covidien and Tyco Electronics. Following the Separation, Covidien and Tyco Electronics declared quarterly dividends as independent public companies. The timing, declaration and payment of future dividends to holders of our common shares, however, falls within the discretion of our Board of Directors and will depend upon many factors, including the statutory requirements of Bermuda law, our financial condition and results of operations, the capital requirements of our businesses, industry practice and any other factors the Board of Directors deems relevant. Additionally, we may from time to time enter into financing agreements that contain financial covenants and restrictions, some of which may limit the ability of Tyco to pay dividends.

Performance Graph

        Set forth below is a graph comparing the cumulative total shareholder return on Tyco's common shares against the cumulative return on the S&P 500 Index and the Dow Jones Industrial Diversified Index, assuming investment of $100 on September 30, 2002, including the reinvestment of dividends. The graph shows the cumulative total return as of the fiscal years ended September 30, 2003, 2004, 2005, September 29, 2006 and September 28, 2007.

	9/02	9/03	9/04	9/05	9/06	9/07
Tyco International Ltd.	$100.00	$145.33	$218.47	$200.98	$204.18	$209.64
S&P 500	100.00	124.40	141.65	159.01	176.17	205.13
Dow Jones Industrial Diversified	100.00	126.24	155.58	159.29	170.66	211.64

Equity Compensation Plan Information

        The following table provides information as of September 28, 2007 with respect to Tyco's common shares issuable under its equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2004 Stock and Incentive Plan(1)	19,943,812	$50.62	30,812,860
LTIP I Plan(2)	5,232,975	$40.69	—
ESPP(3)	—	—	3,088,945

	25,176,787		33,901,805

Equity compensation plans not approved by security holders:
LTIP II Plan(4)	8,175,175	$53.49	—
SAYE(5)	734,860	$23.30	7,064,900

	8,910,035		7,064,900

Total	34,086,822		40,966,705

(1)
The Tyco International Ltd. 2004 Stock and Incentive Plan (the "2004 Plan") provides for the award of stock options, restricted shares and other equity or equity-based awards to Board members, officers and non-officer employees. Amount shown under shares outstanding includes 114,299 deferred stock unit ("DSU") grants and dividend equivalents earned on each DSU account, 14,783,049 shares to be issued upon exercise of options, 964,523 restricted shares, 3,550,631 restricted stock units and 531,310 performance share units ("PSUs") representing target payout. Amount shown under shares available reflects the aggregate shares available under the LTIP I, LTIP II and 2004 Plans. Shares available under the LTIP I and LTIP II Plans in March 2004 were rolled into the 2004 Plan as of the inception of the Plan.

(2)
The Tyco International Ltd. Long Term Incentive Plan (the "LTIP I Plan") provides for the grant of stock options and other equity or equity-based grants to Board members, officers and non-officer employees. Amounts shown exclude 567,486 outstanding stock options assumed in connection with acquisitions at a weighted-average exercise price of $64.61. No additional options may be granted under those assumed plans. Amount shown includes 4,318,622 shares to be issued upon exercise of options, 914,353 DSU grants, and dividend equivalents earned on each DSU account. The shares will be issued upon exercise. Under the terms of the 2004 Plan, adopted in March, 2004, no additional options, equity or equity-based grants will be made under the LTIP I Plan. The shares granted under the LTIP I Plan will be issued upon exercise under the 2004 Plan.

(3)
This table includes 3,088,945 shares available for future issuance under the Tyco Employee Stock Purchase Plan (the "ESPP"), which represents the number of remaining shares registered for issuance under this plan. All of the shares delivered to participants under the ESPP are purchased in the open market. During 2007, the ESPP was suspended in connection with the Separation. We expect to reinstate the ESPP during 2008.

(4)
The Tyco International Ltd. Long Term Incentive Plan II (the "LTIP II Plan") provides for the grant of stock options and other equity or equity-based grants to employees who are not officers of Tyco. Under this plan, non-officer employees or former employees of Tyco or a subsidiary could receive: (i) options to purchase Tyco common shares; (ii) stock appreciation rights; (iii) awards payable in cash, common shares, other securities or other property, based on the achievement of performance goals; (iv) dividend equivalents, consisting of a right to receive payments equivalent to dividends declared on Tyco common shares; and (v) other stock-based awards as determined by the Compensation and Human Resources Committee. The exercise price of options and stock appreciation rights would generally be fair market value on the date of grant, but could be lower in certain circumstances. No individual could receive awards for more than 12,000,000 shares (or 3,000,000 shares on a post reverse stock split basis) in any calendar year. Terms and conditions of awards were determined by the Committee. Awards could be deferred, and could be payable in any form the Committee determined, including cash, Tyco common shares, other securities or other property. The Committee may modify awards in recognition of unusual or nonrecurring events, including a change of control. Under the terms of the 2004 Plan, adopted in March 2004, no additional options, equity or equity-based grants will be made under the LTIP II Plan. The shares granted under the LTIP II Plan will be issued at vesting under the 2004 Plan.

(5)
The Tyco International Ltd. UK Savings Related Share Option Plan (the "SAYE Plan") is a UK Inland Revenue approved plan for UK employees pursuant to which employees may be granted options to purchase shares at the end of three years of service at a 15% discount off the market price at time of grant. Employees make monthly contributions that are, at the election of the employee, used for the purchase price or returned to the employee. The total amount of shares that may be purchased at the end of the three years of service is equal to the total of the monthly contributions, plus a tax-free bonus amount equal to a multiple of the aggregate amount of monthly contributions, divided by the option price. An option will generally be exercisable only during the period of six months following the three-year period. The plan is administered by the Company's Senior Vice President of Human Resources, as delegated by the Compensation and Human Resources Committee. The Senior Vice President of Human Resources, among other things, determines when to grant options and sets the option price in accordance with the SAYE Plan's rules.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
6/30/07–7/27/07	35,111	$52.97	—	—
7/28/07–8/31/07	9,530	$52.36	—	—
9/1/07–9/28/07	1,273,797	$44.50	1,267,500	—

        The transactions described in the table above primarily represent the repurchase of common shares on the NYSE as part of the $1.0 billion share repurchase program approved by the Board of Directors in September 2007. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. Approximately $944 million remained outstanding under this share repurchase program at September 28, 2007. The Company, through an affiliate, also acquires shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. Approximately 51,000 shares were acquired in these vesting-related transactions outside of the share repurchase program during the quarter ended September 28, 2007.

Item 6.    Selected Financial Data

        The following table sets forth selected consolidated financial data of Tyco. This data is derived from Tyco's consolidated financial statements for the five years ended September 28, 2007, September 29, 2006, September 30, 2005, 2004 and 2003, respectively. In connection with the Separation, effective June 29, 2007, the Company, as approved by its Board of Directors, effected a reverse stock split of Tyco's common shares, at a split ratio of one for four. Share and per share data for all periods presented have been adjusted to reflect the reverse stock split. This selected financial data should be read in conjunction with Tyco's Consolidated Financial Statements and related notes included elsewhere in this Annual Report as well as the section of this Annual Report titled Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	2007(1)	2006(2)	2005(3)	2004(4)	2003(5)(6)
	(in millions, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$18,781	$17,336	$16,665	$16,029	$14,726
(Loss) income from continuing operations	(2,519)	823	581	345	(439)
Net (loss) income	(1,742)	3,590	3,094	2,822	966
Basic earnings per share:
(Loss) income from continuing operations	(5.09)	1.64	1.15	0.69	(0.88)
Net (loss) income	(3.52)	7.14	6.15	5.64	1.94
Diluted earnings per share:
(Loss) income from continuing operations	(5.09)	1.60	1.13	0.68	(0.88)
Net (loss) income	(3.52)	6.95	5.85	5.60	1.94
Cash dividends per share(7)	1.60	1.60	1.25	0.20	0.20
Consolidated Balance Sheets Data (End of Period)(8):
Total assets	$32,815	$63,011	$62,465	$63,718	$63,174
Long-term debt	4,076	8,853	10,072	13,917	16,992
Shareholders' equity	15,624	35,387	32,619	30,399	26,451

(1)
Loss from continuing operations for the year ended September 28, 2007 includes a class action settlement charge, net of $2.862 billion, $105 million of separation costs, a $46 million goodwill impairment charge related to the reorganization to a new management and segment reporting structure, net restructuring and asset impairment charges of $217 million, a net loss on divestitures of $4 million, $120 million of incremental stock option charges required under Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," a $259 million loss related to the early retirement of debt and $95 million of tax charges related to the Separation primarily for the write-off of deferred tax assets that will no longer be realizable. Net loss also includes $777 million of income, net of income taxes, from discontinued operations.

(2)
Income from continuing operations for the year ended September 29, 2006 includes a charge of $100 million related to the Voluntary Replacement Program, which is included in cost of sales. Also included are $49 million of separation costs, a net loss on divestitures of $2 million, net restructuring and asset impairment charges of $13 million, $84 million of incremental stock option charges required under SFAS No. 123R, $72 million of income related to a settlement with a former executive and $48 million of income resulting from a reduction in our estimated workers' compensation liabilities primarily due to favorable claims experience. Net income includes $2,781 million of income, net of income taxes, from discontinued operations as well as a $14 million loss, net of income taxes, related to the cumulative effect adjustment recorded in conjunction with the adoption of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143" (see Note 7 to the Consolidated Financial Statements).

(3)
Income from continuing operations for the year ended September 30, 2005 includes a net loss on divestitures of $23 million, net restructuring and asset impairment charges of $18 million, a $70 million charge related to certain former executives' employment, a $50 million charge related to an SEC enforcement action, a loss of $405 million related to the retirement of debt as well as $109 million of income related to a court-ordered restitution award. Net income also includes $2,492 million of income, net of income taxes, from discontinued operations as well as a $21 million gain, net of income taxes, related to a cumulative effect adjustment recorded in conjunction with the change in measurement date for pension and postretirement benefit plans (see Note 7 to the Consolidated Financial Statements).

(4)
Income from continuing operations for the year ended September 30, 2004 includes a charge of $59 million related to divestitures, net restructuring and asset impairment charges of $272 million, and a loss of $113 million related to the retirement of debt. Net income also includes a $2,477 million loss, net of income taxes, from discontinued operations.

(5)
In 2003, Tyco consolidated variable interest entities in accordance with the transition provisions of FIN No. 46, "Consolidation of Variable Interest Entities." As a result, Tyco recorded a cumulative effect adjustment of $75 million, net of income taxes.

(6)
Income from continuing operations for the year ended September 30, 2003 includes net restructuring charges of $6 million, charges for the impairment of long-lived assets of $160 million, additional changes in estimates of $331 million which arose from the Company's intensified internal audits and detailed controls and operating reviews, a charge of $91 million for a retroactive incremental premium on prior period directors and officers insurance and a loss related to the retirement of debt of $51 million. Net income also includes $1,480 million of income, net of income taxes, from discontinued operations.

(7)
On September 13, 2007 Tyco's Board of Directors approved a quarterly dividend on the Company's common shares of $0.15 per share payable on November 1, 2007 to shareholders of record of Tyco International Ltd. post Separation on October 1, 2007. On December 9, 2004, the Board of Directors approved an increase in the quarterly dividend on our common shares from $0.05 to $0.40 per share. As a result, in 2005, Tyco paid a quarterly cash dividend of $0.05 per common share in the first quarter of 2005 and $0.40 per common share thereafter. Prior to 2005, Tyco paid a quarterly cash dividend of $0.05 per common share for all periods presented.

(8)
The decrease in total assets, long-term debt and shareholders' equity in 2007 is primarily related to the spin-offs of Covidien and Tyco Electronics.

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

Introduction

        The Consolidated Financial Statements include the consolidated results of Tyco International Ltd., a company organized under the laws of Bermuda, and its subsidiaries (hereinafter collectively referred to as "we," the "Company" or "Tyco") and have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States ("GAAP").

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

  •
  Flow Control designs, manufactures, sells and services valves, pipes, fittings, valve automation and heat tracing products for the water and wastewater markets, the oil, gas and other energy markets along with general process industries.

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

        We also provide general corporate services to our segments and these costs are reported as Corporate and Other. During the fourth quarter of 2007, Infrastructure Services, previously reported as part of Corporate and Other, met the held for sale criteria and has been included in discontinued operations in all periods presented.

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

        We have and will continue to incur separation costs related to debt refinancing, tax restructuring, professional services and employee-related costs. We currently estimate that the total income statement charges will be approximately $1.4 billion, after-tax, much of which will be reflected as discontinued operations. During 2007 and 2006, the Company incurred pre-tax costs related to the Separation, including the $647 million loss on early extinguishment of debt in 2007, of $1,083 million and $169 million, respectively. Of this amount, $105 million and $49 million is included in separation costs, $259 million and $0 million related to loss on early extinguishment of debt is included in other expense, net and $719 million and $120 million is included in discontinued operations, respectively. Most of the remaining charges are expected to be incurred during the first six months of fiscal 2008.

        Additionally, 2007 includes tax charges related to the Separation primarily for the write-off of deferred tax assets that will no longer be realizable of $183 million, of which $95 million is included in income taxes and $88 million is included in discontinued operations.

        On April 27, 2007, in connection with the Separation, Tyco and certain of its subsidiaries that are issuers of its corporate debt commenced tender offers to purchase for cash substantially all of its outstanding U.S. dollar denominated public debt. Additionally, on April 30, 2007, Tyco International Group S.A., a wholly-owned subsidiary of the Company ("TIGSA"), commenced tender offers to purchase for cash all of its outstanding Euro and Pound Sterling denominated public debt. In connection with the debt tender offers, Tyco incurred a pre-tax charge for the early extinguishment of debt of approximately $647 million, for which no tax benefit is available.

        In connection with the Separation, during the third quarter of 2007 we reorganized to a new management and segment reporting structure. As part of these organizational changes, we assessed new reporting units, assigned goodwill to the new reporting units and tested goodwill for impairment. As a result, we recognized a goodwill impairment of $46 million in 2007 in the ADT Worldwide segment.

        We remain committed to returning excess cash to shareholders. In September 2007, Tyco's Board of Directors approved a new $1.0 billion share repurchase program under which, we repurchased 1.3 million of our common shares for $56 million. During 2007 we also completed the $2.0 billion share repurchase program approved by the Board of Directors in May 2006. Additionally, during 2006 we completed the $1.5 billion share repurchase program approved by the Board of Directors in July of 2005. During 2007, we paid dividends of $791 million to shareholders. On September 13, 2007 Tyco's Board of Directors approved a quarterly dividend on the Company's common shares of $0.15 per share payable on November 1, 2007 to shareholders of record of Tyco International Ltd. post Separation on October 1, 2007.

        During 2007, we sold Aquas Industriales de Jose, C.A. ("AIJ"), a joint venture that was majority owned by Infrastructure Services, for $42 million in net cash proceeds and a pre-tax gain of $19 million was recorded. AIJ met the held for sale and discontinued operations criteria and has been included in discontinued operations in all periods presented.

        We are continuing to assess the strategic fit of our various businesses and are considering additional divestitures where businesses do not align with our long term vision. Tyco will explore a number of strategic alternatives for under-performing or non-strategic businesses including possible divestiture. In July 2007, the Board of Directors approved for divestiture Infrastructure Services which was previously reported as part of Corporate and Other. Infrastructure Services had total net revenue of $1.3 billion and operating income of $53 million in 2007. Infrastructure Services met the held for sale criteria in the fourth quarter of 2007 and has been included in discontinued operations in all periods presented.

        To further improve operating efficiency, during the first quarter of 2007, we launched a restructuring program across all segments, including the corporate organization, which will streamline some of the businesses and reduce the operational footprint. We expect to incur charges related to the program of approximately $350 million to $400 million through the end of 2008. During 2007, we incurred charges of $204 million, of which $7 million was recorded in cost of sales, and utilized cash of $70 million related to this program. We believe this restructuring program will strengthen our competitive position over the long term.

Class Action Settlement

        On May 14, 2007, Tyco entered into a Memorandum of Understanding with plaintiffs' counsel in connection with the settlement of 32 purported securities class action lawsuits.

        Under the terms of the Memorandum of Understanding, the plaintiffs agreed to release all claims against Tyco, the other settling defendants and ten other individuals in consideration for the payment of $2.975 billion from Tyco to the certified class. The parties to the Memorandum of Understanding have applied to the court for approval of the settlement agreement. On July 13, 2007, the U. S. District Court in Concord, New Hampshire granted preliminary approval of the settlement. On November 2, 2007, the final fairness hearing for the class settlement was held. The Court indicated it would approve the settlement and stated a formal ruling would be issued in a few weeks. If the settlement agreement does not receive final court approval, the Memorandum of Understanding will be null and void. By December 28, 2007, class participants must file their proofs of claim demonstrating their right to recovery under the class settlement.

        The deadline for deciding not to participate in the class settlement was September 28, 2007. As of such date, Tyco had received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. These individuals and entities may pursue their claims separately against Tyco and any judgments resulting from such claims would not reduce the settlement amount. One entity, Franklin Mutual Advisers, LLC, has filed a complaint against Tyco on September 24, 2007 in an action styled Franklin Mutual Advisers, LLC v. Tyco International Ltd. in the United States District Court for the District of New Jersey alleging violations of Section 11 of the Securities Act of 1933, 15 U.S.C. Sec. 77(b), Section 10(b) of the Securities and Exchange Act of 1934, 15 U.S.C. Sec. 78(b), and Rule 10b-5 promulgated thereunder and Section 18 of the Securities and Exchange Act of 1934, 15 U.S.C. Sec. 78(k) in connection with the plaintiffs' purchases and sales of Tyco securities between June 4, 2001 and April 30, 2002. The plaintiffs seek unspecified compensatory damages and reasonable attorneys' fees and costs. Tyco has requested that this action be transferred to the United States District Court for the District of New Hampshire. Tyco intends to vigorously defend the litigation. It is not possible at this time to predict the final outcome or to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of the Franklin matter or other unasserted claims from individuals that have opted-out.

        Under the terms of the Separation and Distribution Agreement entered into in connection with the Separation, each of Tyco, Covidien and Tyco Electronics are jointly and severally liable for the full amount of the class action settlement and any judgments resulting from opt-out claims. Additionally, under the Separation and Distribution Agreement, the companies share in the liability and related escrow accounts, with Tyco assuming 27%, Covidien 42% and Tyco Electronics 31% of the settlement amount.

        Tyco incurred a charge to expense, for which no tax benefit is available, and a current liability of $2.975 billion in 2007. The Company has also recovered or expects to recover certain of these costs from insurers. As such, the Company recorded $113 million of recoveries in connection with the class action settlement in its Consolidated Statements of Operations. Tyco borrowed under its unsecured bridge and credit facilities to fund the liability and placed the proceeds in escrow for the benefit of the class. In connection with the Separation, Covidien and Tyco Electronics assumed their portion of the related borrowing. The escrow accounts will earn interest that is payable to the class. Interest is also accrued on the class action settlement liability. Based on the Separation and Distribution Agreement, at September 28, 2007 Tyco had a receivable from Covidien and Tyco Electronics for their portion of the liability of $1,257 million and $927 million, respectively, and a payable to Covidien and Tyco Electronics for their interest in the escrow accounts. Receivables and payables that pertain to the class action settlement and related escrow accounts with the same counterparty are presented net in the consolidated balance sheet. Tyco's portion of the liability is $808 million. Additionally, Tyco has paid $73 million and recorded payables of $9 million at September 28, 2007, with an offset to shareholders' equity for amounts due to Covidien and Tyco Electronics for their portion of the insurance recovery.

Operating Results

        Net revenue and net income for the years ended September 28, 2007, September 29, 2006 and September 30, 2005 were as follows ($ in millions):

	2007	2006	2005
Revenue from product sales	$12,095	$10,974	$10,342
Service revenue	6,686	6,362	6,323

Net revenue	$18,781	$17,336	$16,665

Operating (loss) income	$(1,715)	$1,370	$1,191
Interest income	102	43	39
Interest expense	(313)	(279)	(322)
Other expense, net	(255)	—	(296)

(Loss) income from continuing operations before income taxes and minority interest	(2,181)	1,134	612
Income taxes	(334)	(310)	(29)
Minority interest	(4)	(1)	(2)

(Loss) income from continuing operations	(2,519)	823	581
Income from discontinued operations, net of income taxes	777	2,781	2,492

(Loss) income before cumulative effect of accounting change	(1,742)	3,604	3,073
Cumulative effect of accounting change, net of income taxes	—	(14)	21

Net (loss) income	$(1,742)	$3,590	$3,094

        Net revenue increased $1.4 billion, or 8.3%, for 2007 as compared to 2006 as a result of growth in all of our segments. The increase in net revenue was largely driven by Flow Control as a result of volume growth from continued strength in most industrial end markets. In addition, ADT Worldwide had strong growth in Asia and Latin America, as well as growth in its recurring revenue base and contracting revenue in North America. Fire Protection Services experienced continued growth in electronic and mechanical contracting. Foreign currency exchange rates positively affected 2007 by $586 million while the net impact of acquisitions and divestitures negatively affected 2007 by $48 million.

        Operating income decreased $3.1 billion for 2007. Operating income was primarily impacted by the class action settlement charge, net of $2.862 billion. Revenue growth in all segments was partially offset by lower margins in Electrical and Metal Products primarily due to unfavorable spreads on both steel and copper products. Additionally, operating income was impacted by costs incurred relating to the Separation and the restructuring program announced in November 2006. Separation related costs impacted operating income by $105 million for 2007 and $49 million for 2006. Restructuring and asset impairment charges, net impacted operating income by $217 million for 2007. Also impacting operating income was a goodwill impairment charge of $46 million due to the reorganization into our new management and segment reporting structure. Divestiture charges impacted 2007 by $4 million. Restructuring, asset impairment and divestiture charges, net were $15 million for 2006.

        Net revenue increased $671 million, or 4.0%, for 2006 as compared to 2005 as a result of growth in four of our segments. The increase in net revenue was largely driven by Flow Control as a result of volume growth from strength in most industrial end markets. In addition, revenue growth was favorably impacted by increased selling prices of armored cable products due to higher costs of copper within Electrical and Metal Products during 2006. Foreign currency exchange rates negatively affected 2006 by $85 million while the net impact of acquisitions and divestitures negatively affected the period by $118 million.

        Operating income increased $179 million, or 15.0%, for 2006 while operating margin increased 0.8 percentage points to 7.9%. The increase in operating income was driven by growth in three of our segments as well as reduced operating expenses in corporate, partially offset by lower margins in ADT Worldwide and Safety Products. Operating income for 2006 was unfavorably affected by a $100 million charge relating to a pre-existing voluntary replacement program for certain sprinkler heads, incremental stock option charges of $84 million as required under SFAS No. 123R, "Share-Based Payments," Separation related costs of $49 million and net restructuring, asset impairment and divestiture charges of $15 million. Operating income for 2006 also included $72 million of income related to the extinguishment of certain payment obligations under a split dollar life insurance policy and rabbi trust pursuant to a settlement with Mr. Kozlowski, former Chief Executive Officer, and $48 million of income resulting from a reduction in our estimated workers' compensation liabilities primarily due to favorable claims experience. Operating income during 2005 was negatively affected by net restructuring, asset impairment and divestiture charges of $40 million. In addition, 2005 was unfavorably affected by a charge of $50 million related to an SEC enforcement action and a $70 million charge for estimated contingencies related to contested legal proceedings seeking to enforce retention agreements for five former executives.

Results by Geographic Area

        Net revenue by geographic area for the years ended September 28, 2007, September 29, 2006 and September 30, 2005 was as follows ($ in millions):

	2007	2006	2005
Net revenue(1):
United States	$8,884	$8,613	$8,161
Other Americas	1,445	1,358	1,255
Europe, Middle East and Africa ("EMEA")	5,462	4,825	4,876
Asia-Pacific	2,990	2,540	2,373

	$18,781	$17,336	$16,665

(1)
Revenue is attributed to individual countries based on the reporting entity that records the transaction.

Segment Results

        The segment discussions that follow describe the significant factors contributing to the changes in results for each of our realigned segments included in continuing operations.

ADT Worldwide

        Net revenue, operating income and operating margin for ADT Worldwide for the years ended September 28, 2007, September 29, 2006 and September 30, 2005 were as follows ($ in millions):

	2007	2006	2005
Revenue from product sales	$2,734	$2,546	$2,471
Service revenue	4,914	4,659	4,633

Net revenue	$7,648	$7,205	$7,104

Operating income	$842	$907	$952
Operating margin	11.0%	12.6%	13.4%

        Net revenue by geographic area for ADT Worldwide for the years ended September 28, 2007, September 29, 2006 and September 30, 2005 was as follows ($ in millions):

	2007	2006	2005
North America	$4,093	$3,980	$3,930
Europe, Middle East and Africa	2,574	2,368	2,399
Rest of World	981	857	775

	$7,648	$7,205	$7,104

        Net revenue for ADT Worldwide increased 6.1% during 2007, with product revenue up 7.4% and service revenue up 5.5%, as compared to 2006. Revenue from product sales includes sales and installation of electronic security and other systems. Service revenue is comprised of electronic security services and maintenance, including the monitoring of burglar alarms, fire alarms and other life safety systems as well as services related to retailer anti-theft systems. The 2.8% revenue growth in North America resulted largely from an increase in commercial installations, primarily in the retailer market, as well as an increase in the recurring revenue base. Revenue in the EMEA region grew 8.7%, primarily driven by favorable changes in foreign currency exchange rates. The 14.5% revenue growth in the Rest of World geographies was primarily driven by strong growth in Asia and Latin America and, to a lesser extent, favorable changes in foreign currency exchange rates. Overall, net revenue was favorably affected by $213 million due to changes in foreign currency exchange rates while the net impact of acquisitions and divestitures unfavorably impacted net revenue by $3 million.

        North America is the most profitable geographic area for ADT Worldwide with 2007 and 2006 operating margin of 17.1% and 16.6%, respectively. ADT EMEA, while profitable with 2007 and 2006 operating margin of 3.1% and 6.3%, respectively, has strong future prospects but is not performing to the level we believe is attainable. As part of our long term program to improve profitability in ADT EMEA, several specific actions have been started, including the appointment of new general management and initiation of an estimated $90 million restructuring program to improve field efficiency, operations and consolidate certain administrative functions. We incurred charges of $69 million related to this restructuring program in 2007 which negatively impacted operating margins.

        Attrition rates for customers in our ADT Worldwide business continued to improve, declining to an average of 12.3% on a trailing 12-month basis for 2007, as compared to 14.2% for 2006 and 15.0% in 2005. As a result of our ongoing review of attrition rates and other pertinent factors affecting the related patterns in which revenues are expected to be earned, management reassessed amortization and depreciation methods and lives for its company-owned security systems and dealer intangible assets and made adjustments in 2007 (see Note 1).

        Operating income of $842 million in 2007 decreased $65 million from $907 million in 2006. Factors that positively impacted operating income included increased volume, operational efficiencies and reductions to depreciation and amortization expense, of $26 million. The decrease to depreciation and amortization expense resulted from changes to the depreciation method and estimated useful lives for pooled subscriber assets and changes to the estimated useful lives of dealer intangible assets. These increases were more than offset by a goodwill impairment charge of $46 million, due to the reorganization of our management and segment reporting structure, as well as increased investment in selling and marketing in Americas and Asia. In addition, results for 2007 included net restructuring and asset impairment charges of $83 million, which were primarily related to actions to improve field efficiencies and consolidating certain administrative functions in Europe, and an impairment of certain indefinite lived intangible assets. Net restructuring, asset impairment and divestiture charges were $5 million in 2006.

        During the fourth quarter of 2007, ADT Worldwide began converting certain North American customers to digital backup services in advance of the February 2008 analog-to-digital signal transition for wireless cellular carriers. Given the Company's experience with this conversion in the fourth quarter, we estimate that the cost of the conversion will negatively impact operating income by approximate $40 million to $50 million in the first half of 2008.

        Net revenue for ADT Worldwide increased 1.4% during 2006, with product revenue up 3.0% compared to 2005. Revenue grew 10.6% in the Rest of World geographies, driven primarily by strong growth in Asia and Latin America. Revenue in North America was up slightly, while revenue in the EMEA region declined due to the continued high attrition of the legacy account base in Continental Europe. Net revenue was unfavorably affected by $35 million due to changes in foreign currency exchange rates while the net impact of acquisitions and divestitures unfavorably impacted net revenue by $19 million.

        Operating income decreased $45 million in 2006 from 2005. Results for 2006 included net restructuring, asset impairment and divestiture charges of $5 million as compared to net restructuring, asset impairment and divestiture charges of $13 million in 2005. Operating income for 2006 was negatively affected by slightly lower gross margin, due largely to margin pressures in commercial contracting coupled with a slightly higher mix of lower-margin contracting revenue. These effects were partially offset by cost savings related to operational excellence initiatives. In addition, 2006 was unfavorably affected by incremental stock option charges of $14 million required under SFAS No. 123R.

Fire Protection Services

        Net revenue, operating income and operating margin for Fire Protection Services for the years ended September 28, 2007, September 29, 2006 and September 30, 2005 were as follows ($ in millions):

	2007	2006	2005
Revenue from product sales	$1,901	$1,729	$1,626
Service revenue	1,605	1,552	1,556

Net revenue	$3,506	$3,281	$3,182

Operating income	$253	$239	$202
Operating margin	7.2%	7.3%	6.3%

        Net revenue for Fire Protection Services increased $225 million, or 6.9%, during 2007 as compared to 2006, driven largely by a 9.9% increase in revenue from product sales. Revenue from product sales includes sales and installation of fire protection and other systems. Service revenue comprises inspection, maintenance, service and monitoring of fire detection and suppression systems. This increase was largely the result of strong growth in most regions which benefited from continuing strength in commercial construction activity in our focused end-markets. Changes in foreign currency exchange rates had a favorable impact of $99 million while divestitures had a negative impact of $30 million.

        Operating income increased $14 million during 2007 as compared to 2006 resulting largely from increased volume, and improved margins, primarily in North America. Results for 2007 included net restructuring charges of $33 million, of which $1 million is included in cost of sales, primarily related to actions to improve field efficiencies and consolidate certain administrative functions in Europe, compared to no charges 2006.

        Net revenue for Fire Protection Services increased $99 million, or 3.1%, during 2006 as compared to 2005, driven largely by a 6.3% increase in revenue from product sales. Most of the revenue increase occurred in North America, which experienced strong bookings and increasing backlog throughout most of the past two years. Revenue was unfavorably affected by $39 million related to divestitures and $22 million due to changes in foreign currency exchange rates.

        Operating income increased $37 million in 2006 over 2005. Higher revenue, slightly improved gross margin and continued control of general and administrative expenses contributed to the improved operating results. Operating income for 2006 was also favorably affected by cost savings related to operational excellence initiatives and prior year restructuring programs. In addition, 2006 was unfavorably affected by incremental stock option charges of $8 million required under SFAS No. 123R.

Flow Control

        Net revenue, operating income and operating margin for Flow Control for the years ended September 28, 2007, September 29, 2006 and September 30, 2005 were as follows ($ in millions):

	2007	2006	2005
Revenue from product sales	$3,618	$3,002	$2,690
Service revenue	148	133	116

Net revenue	$3,766	$3,135	$2,806

Operating income	$457	$356	$336
Operating margin	12.1%	11.4%	12.0%

        Net revenue for Flow Control increased $631 million, or 20.1%, in 2007 as compared 2006. The increase in net revenue was largely driven by volume growth from continued strength in most industrial end markets with significant project growth in the energy and water sectors. Growth in these sectors was strong across all geographical regions, and, in particular, Asia-Pacific and Europe. Favorable changes in foreign currency exchange rates positively impacted revenue by $197 million while the net impact of acquisitions and divestitures unfavorably impacted net revenue by $16 million.

        The increase in operating income of $101 million, or 28.4%, in 2007 as compared 2006 was primarily due to revenue growth, as well as improved utilization rates. The increase in operating income during 2007 was partially offset by net restructuring and asset impairment charges of $25 million, which includes $6 million in cost of sales, $3 million of divestiture charges, and $1 million of Separation costs.

        Net revenue for Flow Control increased $329 million, or 11.7%, in 2006 as compared to 2005. The increase in net revenue was largely driven by volume growth from strength in most industrial end markets with substantial project growth in the energy, process and water sectors. Growth in these sectors was particularly strong in Asia-Pacific and the Americas. The increases in revenue were partially offset by unfavorable changes in foreign currency exchange rates of $43 million.

        The increase in operating income in 2006 as compared to 2005 was due primarily to revenue growth mentioned above, along with the impact of operational excellence initiatives. This increase was partially offset by the impact of incremental stock option charges required under SFAS No. 123R of $7 million.

Safety Products

        Net revenue, operating income and operating margin for Safety Products for the years ended September 28, 2007, September 29, 2006 and September 30, 2005 were as follows ($ in millions):

	2007	2006	2005
Revenue from product sales	$1,752	$1,660	$1,668
Service revenue	15	15	14

Net revenue	$1,767	$1,675	$1,682

Operating income	$286	$202	$278
Operating margin	16.2%	12.1%	16.5%

        Net revenue for Safety Products increased $92 million, or 5.5%, during 2007 as compared to 2006 primarily from strong performance in the fire suppression and electronic security businesses. Favorable changes in foreign currency exchange rates of $48 million also contributed to the increase in revenue. The increase in the fire suppression business was driven by continued growth in the energy and marine sectors in the Americas and the Middle East as well as increased selling prices to help offset the significant cost increase of raw materials. The electronic security business also experienced favorable growth as a result of new product introductions and new market expansions. These increases were partially offset by continued softness in the life safety business in North America due to delays of federal assistance provided to fire departments.

        Operating income increased $84 million to $286 million for the year ended September 28, 2007 compared to the prior year. Prior year results included a $100 million charge related to a pre-existing Voluntary Replacement Program ("VRP") for sprinkler heads in the fire suppression business. The deadline for filing claims to participate in the VRP ended on August 31, 2007. In light of the most current claims data, an additional $10 million charge was recorded in the fourth quarter of 2007.

        Net revenue for Safety Products decreased $7 million during 2006 as compared to 2005 driven by the unfavorable impact of $56 million from divested businesses as well as delays of federal assistance provided to fire departments which unfavorably impacted the life safety business. These decreases were partially offset by stronger performance in the fire suppression business as a result of favorable market conditions in the United States, Middle East and China and new product introductions, including clean agent fire suppression systems. The electronic security business also experienced favorable growth as a result of new product introductions and new market expansions. Foreign currency exchange rates negatively impacted revenues by $7 million.

        Operating income decreased $76 million in 2006 over 2005 primarily as a result of a $100 million charge related to a pre-existing voluntary replacement program for sprinkler heads in the fire suppression business. This charge reflected our updated estimate of the additional costs necessary to bring the program to completion. The decrease in operating income during 2006 was partially offset by volume growth and higher margins from new product introductions and price increases in the fire suppression and electronic security business, as well as cost reduction benefits from the 2004 restructuring programs. Also, 2006 results include the effect of incremental stock option charges required under SFAS No. 123R of $5 million.

Electrical and Metal Products

        Net revenue, operating income and operating margin for Electrical and Metal Products for the years ended September 28, 2007, September 29, 2006 and September 30, 2005 were as follows ($ in millions):

	2007	2006	2005
Revenue from product sales	$1,970	$1,946	$1,795
Service revenue	4	3	3

Net revenue	$1,974	$1,949	$1,798

Operating income	$159	$319	$295
Operating margin	8.1%	16.4%	16.4%

        Net revenue for Electrical and Metal Products increased $25 million, or 1.3%, in 2007 as compared to 2006. Favorable changes in foreign currency exchange rates of $20 million contributed to the increase in revenue. The increase in net revenue was largely driven by increased sales volume of armored cable products, steel tubular products, and higher selling prices and sales volumes in Brazil. These increases were largely offset by the impact of lower selling prices on steel tubular products in North America.

        The decrease in operating income of $160 million, or 50.2%, in 2007 as compared to 2006 was primarily due to unfavorable spreads on both steel tubular and armored cable products. Income generated by higher sales volume for both armored cable and steel tubular products were more than offset by lower selling prices and higher raw material prices.

        Net revenue for Electrical and Metal Products increased $151 million, or 8.4%, in 2006 as compared to 2005. The increase in net revenue in 2006 was largely driven by increased selling prices of armored cable products as a result of higher costs of copper and higher volumes of core steel products due to growth in the non-residential construction markets in North America. Favorable changes in foreign currency exchange rates of $15 million also contributed to the increase in revenue. The above increases in revenue were partially offset by the impact of lower selling prices on core steel products in North America mainly due to lower costs of steel and a slower market for products in Brazil.

        The increase in operating income of $24 million in 2006 as compared to 2005 was due primarily to favorable copper spreads and higher volumes of core steel products. These increases were partially offset by the impact of reduced spreads for core steel products and incremental stock option charges required under SFAS No. 123R of $3 million.

Corporate and Other

        Net revenue, operating income and operating margin for Corporate and Other Metal Products for the years ended September 28, 2007, September 29, 2006 and September 30, 2005 were as follows ($ in millions):

	2007	2006	2005
Revenue from product sales	$120	$91	$93
Service revenue	—	—	—

Net revenue	$120	$91	$93

Operations	$24	$18	$18
Corporate expense	(3,736)	(671)	(890)

Operating loss	$(3,712)	$(653)	$(872)

        Corporate and Other includes the operating results of certain international buildings products businesses.

        Corporate expense for 2007 included class action settlement charge, net of $2.862 billion, Separation related costs of $104 million, and net restructuring charges of $40 million primarily related to the consolidation of certain headquarter functions. Additionally, corporate expense for 2007 includes $13 million of charges related to the accelerated amortization of restricted shares in connection with the Separation.

        In connection with the Separation, we have initiated actions to reduce our corporate expense and are targeting a full year corporate expense run rate of $500 million by mid-2008.

        Corporate expense in 2006 was $219 million lower than 2005. Corporate expense for 2006 included $72 million of income related to the extinguishment of certain payment obligations under a split dollar life insurance policy and rabbi trust pursuant to a settlement with Mr. Kozlowski, former Chief Executive Officer, and $48 million of income resulting from a reduction in our estimated workers' compensation liabilities primarily due to favorable claims experience. These income items were partially offset by incremental stock option charges of $47 million required under SFAS 123R, Separation related costs of $49 million and restructuring and divestiture charges of $2 million. On a comparative basis to 2005, corporate expense in 2006 also benefited from lower Sarbanes-Oxley compliance costs.

        Corporate expense for 2005 included a $50 million charge for fines and penalties paid to resolve the matters raised in the SEC investigation that commenced in June 2002, as well as a $70 million charge for estimated contingencies related to contested legal proceedings seeking to enforce retention agreements for five former executives.

Interest Income and Expense

        Interest income was $102 million in 2007, as compared to $43 million and $39 million in 2006 and 2005, respectively. The increase in interest income in 2007 is primarily related to interest earned on the class action settlement escrow of $41 million.

        Interest expense was $313 million in 2007, as compared to $279 million in 2006 and $322 million in 2005. The increase in interest expense in 2007 is a result of interest on the class action settlement liability of $41 million, partially offset by lower debt outstanding. The decrease in interest expense in 2006 is primarily driven by lower debt balances, partially offset by the impact of higher interest rates on our interest rate swap program as compared to 2005.

        The weighted-average interest rate on total debt outstanding at September 28, 2007, September 29, 2006 and September 30, 2005 were 6.3%, 6.0% and 5.7%, respectively.

        In each period, net interest amounts were proportionally allocated to Covidien and Tyco Electronics based on the debt amounts that we believe were utilized by Covidien and Tyco Electronics historically inclusive of amounts directly incurred and is reflected as discontinued operations. Allocated net interest was calculated using our historical weighted average interest rate on debt, including the impact of interest rate swap agreements. The portion of Tyco's interest income allocated to Covidien and Tyco Electronics was $35 million, $53 million and $43 million during 2007, 2006 and 2005, respectively. The portion of Tyco's interest expense allocated to Covidien and Tyco Electronics was $242 million, $378 million and $433 million during 2007, 2006 and 2005, respectively.

Other Expense, Net

        Other expense, net was $255 million in 2007 and $296 million in 2005. During 2007, other expense, net consisted primarily of a $259 million loss on early extinguishment of debt incurred in connection with the debt tender offers (see Note 13), for which no tax benefit is available. This charge consists primarily of premiums paid and the write-off of unamortized debt issuance costs and discounts. The total loss on early extinguishment of debt was $647 million, with $259 million included in continuing operations and $388 million allocated to Covidien and Tyco Electronics and included in discontinued operations.

        During 2005, other expense, net consisted primarily of losses related to the repurchase of outstanding convertible debt prior to its scheduled maturity partially offset by a $109 million court-ordered restitution award.

        During 2005, the Company repurchased $1,241 million principal amount of its outstanding 2.75% convertible senior debentures for $1,823 million and $750 million principal amount of its outstanding 3.125% convertible senior debentures for $1,147 million. These repurchases resulted in a $1,013 million loss on the retirement of debt, including the write-off of unamortized debt issuance costs, with $405 included in continuing operations and $608 million allocated to Covidien and Tyco Electronics and included in discontinued operations.

        Additionally, in September 2005, we were awarded a total of $134 million as restitution in connection with our litigation against Mr. L. Dennis Kozlowski, our former Chairman and Chief Executive Officer, and Mr. Mark H. Swartz, our former Chief Financial Officer and Director (together, the "Defendants"), as described in Item 3. Legal Proceedings. The restitution award is comprised of $109 million of previously expensed compensation made to the Defendants and reported as other expense, net in prior years and $25 million related to a loan receivable from Mr. L. Dennis Kozlowski which had been reflected in the Company's Consolidated Financial Statements as a receivable. During 2007, the Company received payment for these amounts.

Income Taxes

Effective Income Tax Rate

        The effective tax rate for 2007 is not meaningful primarily as a result of the class action settlement charge, net of $2.862 billion and the loss on early extinguishment of debt of $259 million for which no tax benefit is available. Additionally, taxes for 2007 were negatively impacted by tax costs related to the Separation. Our effective income tax rate was 27.3% and 4.7% for 2006 and 2005, respectively. The increase in the effective tax rate from 2005 to 2006 was primarily the result of a lower release of deferred tax asset valuation allowances, increased profits in higher tax rate jurisdictions and adjustments to the tax accrual for legacy tax matters in 2005, partially offset by the loss on retirement of debt for which no benefit was available in 2005.

        The valuation allowance for deferred tax assets of $666 million and $800 million at September 28, 2007 and September 29, 2006, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheets. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires a valuation allowance be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized.

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

Other Income Tax Matters

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

        Under the Tax Sharing Agreement, with certain exceptions, Tyco generally is responsible for the payment of 27% of any additional U.S. income taxes that are required to be paid to a U.S. tax authority as a result of a U.S. tax audit of Covidien's, Tyco Electronics' or Tyco's subsidiaries' income tax returns for all periods prior to the spin-offs.

        Under the Tax Sharing Agreement, the Company shares responsibility for certain of Tyco's, Covidien's and Tyco Electronics' income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and Tyco Electronics share 27%, 42% and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and Tyco Electronics' U.S. income tax returns. All costs and expenses associated with the management of these shared tax liabilities are shared equally among the parties. At September 28, 2007, Tyco has recorded a receivable from Covidien and Tyco Electronics of $103 million reflected in other assets as our estimate of their portion of the Tax Sharing obligations with an offset to shareholders' equity. Other liabilities include $543 million for the fair value of Tyco's obligations under the Tax Sharing Agreement, determined in accordance with FIN 45 recognized with an offset to shareholders' equity.

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

        If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party's fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, the Company could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, the Company may be obligated to pay amounts in excess of its agreed-upon share of Tyco's, Covidien's and Tyco Electronics' tax liabilities. See Note 16 for further discussion of guarantees and indemnifications extended among Tyco, Covidien and Tyco Electronics.

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

        During the third quarter of 2007, the IRS concluded its field examination of certain of Tyco's U.S. federal income tax returns for the years 1997 though 2000 and issued anticipated Revenue Agents' Reports ("RARs") which reflect the IRS' determination of proposed tax adjustments for the periods under audit. The RARs propose tax audit adjustments to certain of the Company's previously filed tax return positions, all of which the Company expected and previously assessed at each balance sheet date. Accordingly, the Company has made no additional provision during the year ended September 28, 2007 as a result of the proposed audit adjustments in the RARs.

        The Company has agreed with the IRS on adjustments totaling $498 million, with an estimated cash impact to the Company of $458 million, and during the third quarter of 2007, the Company paid $458 million, of which $163 million relates to the Company's discontinued operations. The Company appealed other proposed tax audit adjustments totaling approximately $1 billion, and, as Audit Managing Party as specified in the Tax Sharing Agreement, the Company intends to vigorously defend its prior filed tax return positions. The Company continues to believe that the amounts recorded in its financial statements relating to these tax adjustments are sufficient. However, the ultimate resolution of these matters is uncertain and could result in a material impact to the Company's financial position, results of operations or cash flows. In addition, ultimate resolution of these matters could result in the Company filing amended U.S. federal income tax returns for years subsequent to the current 1997 to 2000 audit period and could have a material impact on the Company's effective tax rate in future reporting periods.

        Additionally, the IRS proposed civil fraud penalties against a prior subsidiary that was distributed to Tyco Electronics arising from alleged actions of former executives in connection with certain intercompany transfers of stock of Simplex Technologies in 1998 and 1999. Based on statutory guidelines, we estimate the proposed penalties could range between $30 million and $50 million. The Company as Audit Managing Party will vigorously oppose the assertion of such penalties against Tyco Electronics, in part, because beginning in 2003 the Company discovered, investigated and reported the conduct at issue to the IRS and fully cooperated in the criminal prosecution of the Company's former Chief Tax Officer on a charge of willful filing of a false tax return.

        Except for earnings that are currently distributed, no additional material provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of distribution of such earnings. A liability could arise if amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

Discontinued Operations and Divestitures

Discontinued Operations

        During the third quarter of 2007, Tyco completed the Separation and has presented its Healthcare and Electronics businesses as discontinued operations in all periods presented.

        The Company has used available information to develop its best estimates for certain assets and liabilities related to the Separation. In limited instances, final determination of the balances will be made in subsequent periods. During the fourth quarter of 2007, $72 million was recorded through shareholders' equity, primarily related to the cash true-up adjustment and other items, as specified in the Separation and Distribution Agreement, adjustments to certain pre-Separation tax liabilities, and the impact of filing final income tax returns in certain jurisdictions where those returns include a combination of Tyco, Covidien and/or Tyco Electronics legal entities. Additional adjustments are not expected to be material and will be recorded through shareholder's equity in subsequent periods as tax returns are finalized.

        During 2007, AIJ, a joint venture that was majority owned by Infrastructure Services, was sold for $42 million in net cash proceeds and a pre-tax gain on sale of $19 million was recorded. Additionally, during the fourth quarter of 2007, the remaining portion of Infrastructure Services met the held for sale criteria and its results of operations have been included in discontinued operations for all periods presented. Infrastructure Services provides consulting, engineering, construction management and operating services for the water, wastewater, environmental, transportation and facilities market. The Company has assessed the recoverability of these businesses carrying values and will continue to assess recoverability based on current fair value, less cost to sell, until the businesses are sold. On September 17, 2007, the Company executed a definitive agreement to sell for approximately

$295 million in cash 100% of the stock of ETEO—Empresa de Transmissao de Energia do Oeste Ltda., a Brazilian subsidiary of Infrastructure Services. The transaction is subject to Brazilian regulatory approval and normal closing conditions and is expected to close by the end of the second quarter of fiscal 2008. The Company expects to sell the remaining portion of Infrastructure Services by the end of fiscal 2008.

        The AIJ, Infrastructure Services, Plastics, Adhesives and Ludlow Coated Products and A&E Products businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations in all periods presented.

Losses on divestitures

        During 2007, 2006 and 2005, the Company recorded $4 million, $2 million and $23 million, respectively, of divestiture charges in continuing operations in connection with the write-down to fair value, less cost to sell, of certain businesses. The fair value used for the impairment assessments was primarily based on the terms and conditions included or expected to be included in the sales agreements.

Acquisitions

        During 2007, cash paid for acquisitions included in continuing operations, primarily within ADT Worldwide, Safety Products and Flow Control, totaled $31 million. Cash paid for acquisitions by businesses included in continuing operations during 2006 and 2005 totaled $5 million and $6 million, respectively.

        These acquisitions were funded utilizing cash from operations. The results of operations of the acquired companies have been included in Tyco's consolidated results from the respective acquisition dates. These acquisitions did not have a material effect on the Company's financial position, results of operations or cash flows.

Goodwill Impairment

        In connection with the Separation, during the third quarter of 2007 Tyco reorganized into a new management and segment reporting structure. As part of these organizational changes, the Company assessed new reporting units and conducted valuations to determine the assignment of goodwill to the new reporting units based on their estimated relative fair values. Following the relative fair value goodwill allocation, the Company then tested goodwill for impairment by comparing the fair value of each reporting unit with its carrying value amount. If the carrying amount of a reporting unit exceeded its fair value, goodwill was considered potentially impaired. Where goodwill was potentially impaired, the Company compared the implied fair value of the reporting unit goodwill to the carrying amount of that goodwill. The carrying amount of goodwill exceeded the implied fair value of goodwill in the Australia and New Zealand Security Services business, part of the ADT Worldwide segment. As a result, the Company recognized a goodwill impairment of $46 million in the third quarter of 2007.

        In determining fair value, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and market place data. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment. Changes to these factors and judgments could result in impairment to one or more of our reporting units in a future period. See Note 1.

Cumulative Effect of Accounting Change

        During 2006, the Company adopted Financial Accounting Standards Board Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143." FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 requires that conditional asset retirement obligations, along with the associated capitalized asset retirement costs, be initially reported at their fair values. Upon adoption, the Company recognized a liability of $32 million for asset retirement obligations and an increase of $10 million in the carrying amount of the related assets, of which $19 million and $5 million are reflected in liabilities and assets of discontinued operations, respectively. The initial recognition resulted in a cumulative effect of accounting change of $14 million after-tax loss ($22 million pre-tax), reflecting the accumulated depreciation and accretion that would have been recognized in prior periods had the provisions of FIN No. 47 been in effect at the time.

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

        Depreciation and Amortization Methods for Security Monitoring-Related Assets —Tyco generally considers assets related to the acquisition of new customers in its electronic security business in three asset categories: internally generated residential subscriber systems, internally generated commercial subscriber systems (collectively referred to as subscriber system assets) and customer accounts acquired through the ADT dealer program (referred to as dealer intangibles). Subscriber system assets include installed property, plant and equipment for which Tyco retains ownership and deferred costs directly related to the customer acquisition and system installation. Subscriber system assets and any deferred revenue resulting from the customer acquisition are accounted for over the expected life of the subscriber. In certain geographical areas where the Company has a large number of customers that behave in a similar manner over time, the Company accounts for subscriber system assets and related deferred revenue using pools, with separate pools for the components of subscriber system assets and any related deferred revenue based on the month and year of acquisition.

        Effective as of the beginning of the third quarter of 2007, Tyco changed the depreciation method and estimated useful life used to account for pooled subscriber system assets (primarily in North America) and related deferred revenue from the straight-line method with lives ranging from 10 to 14 years to an accelerated method with lives up to 15 years. The accelerated method utilizes declining balance rates based on geographical area ranging from 160% to 195% for residential subscriber pools and 145% to 265% for commercial subscriber pools and converts to a straight-line methodology when the resulting depreciation charge is greater than that from the accelerated method. The Company will continue to use a straight-line method with a 14-year life for non-pooled subscriber system assets (primarily in Europe and Asia) and related deferred revenue, with remaining balances written off upon customer termination.

        The change in the method and estimated useful life used to account for pooled subscriber system assets and related deferred revenue resulted from our ongoing analysis of all pertinent factors, including actual customer attrition data specific to customer categories and geographical areas, demand, competition, and the estimated technological life of the installed systems. The pertinent factors have been influenced by management's ongoing customer retention programs, as well as tactical and strategic initiatives to improve service delivery, customer satisfaction, and the credit worthiness of the subscriber customer base. All pertinent factors, including actual customer attrition data specific to customer categories and geographical areas, demand, competition, and the estimated technological life of the installed systems, will continue to be reviewed by the Company at each balance sheet date to assess the continued appropriateness of methods and estimated useful lives.

        Effective as of the beginning of the third quarter of 2007, Tyco also changed the estimated useful life of dealer intangibles in geographical areas comprising approximately 90% of the net carrying value of dealer intangibles from 12 to 15 years. The Company continues to amortize dealer intangible assets on an accelerated basis. The change in the estimated useful life used to account for dealer intangibles resulted from our ongoing analysis of all pertinent factors, including actual customer attrition data, demand, competition, and the estimated technological life of the installed systems. The pertinent factors have been influenced by management's ongoing customer retention programs, as well as tactical and strategic initiatives to improve service delivery, customer satisfaction, and the credit worthiness of the subscriber customer base.

        Attrition rates for customers in our ADT Worldwide business were 12.3%, 14.2% and 15.0% on a trailing 12-month basis for 2007, 2006 and 2005, respectively.

        Revenue Recognition—Contract sales for the installation of fire protection systems, large security intruder systems and other construction-related projects are recorded primarily under the percentage-of-completion method. Profits recognized on contracts in process are based upon estimated contract revenue and related total cost of the project at completion. The risk of this methodology is its dependence upon estimates of costs at completion, which are subject to the uncertainties inherent in long-term contracts. Revisions to cost estimates as contracts progress have the effect of increasing or decreasing profits each period. Provisions for anticipated losses are made in the period in which they become determinable. If estimates are inaccurate, there is risk that our revenue and profits for the period may be overstated or understated.

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

        Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company's financial condition, results of operations or cash flows.

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

        Goodwill and Indefinite-Lived Intangible Assets—Goodwill and indefinite-lived intangible assets are assessed for impairment annually and more frequently if triggering events occur. In performing these assessments, management relies on various factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable transactions and other market data. There are inherent uncertainties related to these factors and judgment in applying them to the analysis of goodwill and indefinite-lived intangible assets for impairment. Since judgment is involved in performing fair value measurements used in goodwill and indefinite-lived intangible assets impairment analyses, there is risk that the carrying values of our goodwill or indefinite-lived intangible assets may be overstated.

        We elected to make the first day of the fourth quarter the annual impairment assessment date for all goodwill and indefinite-lived intangible assets. When testing for goodwill impairment, the Company follows the guidance prescribed in SFAS No. 142, "Goodwill and Other Intangible Assets." First, the Company compares the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered potentially impaired and further tests are performed to measure the amount of impairment loss. In the second step of the goodwill impairment test, the Company compares the implied fair value of reporting unit goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill.

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

        Goodwill impairments related to continuing operations were $46 million during 2007. There were no goodwill impairments related to continuing operations during 2006 and 2005.

        Long-Lived Assets—Assets held and used by the Company, including property, plant and equipment and amortizable intangible assets, are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Tyco performs undiscounted operating cash flow analyses to determine if impairment exists. For purposes of recognition and measurement of an impairment for assets held for use, Tyco groups assets and liabilities at the lowest level for which cash flows are separately identified. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairments to long-lived assets to be disposed of are recorded based upon the fair value of the applicable assets. The calculation of the fair value of long-lived assets is based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. Since judgment is involved in determining the fair value and useful lives of long-lived assets, there is a risk that the carrying value of our long-lived assets may be overstated or understated.

        Pension and Postretirement Benefits—Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. A 25 basis point decrease in the discount rate would increase our present value of pension obligations by approximately $90 million. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term return on plan assets. A 50 basis point decrease in the expected long-term return on plan assets would increase our pension expense by approximately $10 million.

Liquidity and Capital Resources

        The sources of our cash flow from operating activities and the use of a portion of that cash in our operations for the years ended September 28, 2007, September 29, 2006 and September 30, 2005 were as follows ($ in millions):

	2007	2006	2005
Cash flows from operating activities:
Operating (loss) income	$(1,715)	$1,370	$1,191
Goodwill impairment	46	—	—
Non-cash restructuring and asset impairment charges, net	24	2	2
Losses on divestitures	4	2	23
Depreciation and amortization(1)	1,151	1,182	1,204
Non-cash compensation expense	173	151	72
Deferred income taxes	(11)	(414)	(227)
Provision for losses on accounts receivable and inventory	94	56	102
Other, net(2)	28	(36)	147
Class action settlement liability	2,992	—	—
Net change in working capital	(405)	226	125
Interest income	102	43	39
Interest expense	(313)	(279)	(322)
Income tax expense	(334)	(310)	(29)

Net cash provided by operating activities	$1,836	$1,993	$2,327

Other cash flow items:
Capital expenditures, net(3)	$(646)	$(519)	$(463)
Decrease in sale of accounts receivable	7	8	8
Acquisition of customer accounts (ADT dealer program)	(409)	(373)	(328)
Purchase accounting and holdback liabilities	(10)	(7)	(14)
Voluntary pension contributions	23	—	83

(1)
Includes depreciation expense of $638 million, $665 million and $676 million in 2007, 2006 and 2005, respectively, and amortization of intangible assets of $513 million, $517 million and $528 million in 2007, 2006 and 2005, respectively.

(2)
Includes the add-back of losses on the retirement of debt of $259 million, $1 million and $405 million in 2007, 2006 and 2005, respectively.

(3)
Includes net proceeds of $23 million, $39 million and $53 million received for the sale/disposition of property, plant and equipment in 2007, 2006 and 2005, respectively.

        The net change in total working capital was a cash decrease of $405 million in 2007. The components of this change are set forth in the Consolidated Statements of Cash Flows. The significant changes in working capital included a $166 million increase in inventories, a $128 million increase in accounts receivable, and $244 million of changes in income taxes, net, which includes a payment of legacy tax liabilities. Additionally, working capital includes the collection of $38 million related to restitution owed by Mark H. Swartz, former Chief Financial Officer and Director, and $98 million related to the restitution owed by L. Dennis Kozlowski, former Chairman and Chief Executive Officer.

        During the third quarter of 2007, Tyco entered into the class action settlement and borrowed under its unsecured bridge loan and revolving credit facilities to fund the $2.992 billion liability, placing the proceeds in escrow for the benefit of the class.

        During 2007, we completed the sale of the AIJ business for $42 million in net cash proceeds. Additionally, during 2007, we received $271 million due to the liquidation of investments in a rabbi trust, as well as $136 million in restitution payments owed by former executives as described above.

        We continue to fund capital expenditures to improve the cost structure of our businesses, to invest in new processes and technology, and to maintain high quality production standards. Capital spending increased to $669 million in 2007 from $558 million in 2006. The level of capital expenditures in 2008 is expected to exceed spending levels in 2007 and is also expected to exceed depreciation.

        In September 2007, Tyco's Board of Directors approved a new $1.0 billion share repurchase program under which, we repurchased 1.3 million common shares for $56 million. During the first quarter of 2007 we repurchased 5 million common shares for $659 million completing the $2.0 billion share repurchase program approved by the Board of Directors in May 2006. This followed the repurchase of 13 million common shares for $1.3 billion in 2006. Additionally during 2006, we completed the $1.5 billion share repurchase program approved by the Board of Directors in July of 2005 with the repurchase of 11 million common shares for $1.2 billion.

        In 2006, we commenced the termination of our interest rate and cross currency swaps, which were designated as fair value hedges. During 2007, we terminated the remaining swaps. Such terminations resulted in a net cash inflow of $63 million.

        During the first quarter of 2007, we launched a $350 million to $400 million company-wide restructuring program. During 2007, 2006 and 2005 we paid out $70 million, $32 million and $103 million, respectively, in cash related to restructuring activities. See Note 3 to our Consolidated Financial Statements for further information regarding our restructuring activities.

        Income taxes paid, net of refunds, related to continuing operations was $650 million in 2007, which included $295 million of legacy tax liability payments of amounts not yet due to the IRS in respect of their examination of our 1997 through 2000 U.S. federal income tax returns (the ultimate resolution of which is uncertain).

        During 2007, 2006 and 2005, Tyco paid $409 million, $373 million and $328 million of cash, respectively, to acquire approximately 415,000, 401,000 and 364,000 customer contracts for electronic security services through the ADT dealer program.

        During 2007, 2006 and 2005, we paid $10 million, $7 million and $14 million, respectively, in cash for purchase accounting and holdback liabilities. Holdback liabilities represent a portion of the purchase price withheld from the seller pending finalization of the acquisition balance sheet and other contingencies. At September 28, 2007 holdback liabilities on our Consolidated Balance Sheets were $16 million, which are included in other liabilities. At September 28, 2007, $14 million of acquisition liabilities remained on our Consolidated Balance Sheets, of which $4 million are included in accrued and other current liabilities and $10 million are included in other liabilities.

        As previously discussed, effective June 29, 2007, the Company completed the Separation. In connection with the Separation, we paid $349 million in Separation costs during 2007 and $96 million in 2006, including $256 million and $77 million, respectively, recorded in cash provided by discontinued operating activities. We expect that we will incur the remaining cash outflows related to the Separation during the first six months of fiscal 2008. These amounts will primarily consist of tax restructuring, professional services and employee-related costs.

Capitalization

        Shareholders' equity was $15.6 billion or $31.50 per share, at September 28, 2007, compared to $35.4 billion or $71.06 per share, at September 29, 2006. Shareholders' equity decreased $19.8 billion primarily due to the distribution of Covidien and Tyco Electronics to shareholders. This decrease was also due to net loss of $1.7 billion, the repurchase of common shares by a subsidiary of $727 million, and dividends declared of $668 million, offset by favorable changes in foreign currency exchange rates of $883 million.

        In connection with the Separation, as approved by our Board of Directors, we executed a reverse stock split, and as a result, four Tyco shares were converted into one share. Shareholder approval was obtained at the March 8, 2007 Special General Meeting of Shareholders.

        Our debt levels decreased significantly as compared to September 29, 2006 primarily due to the debt tenders and Covidien and Tyco Electronics assuming their portion of related borrowings. At September 28, 2007, total debt decreased $5.1 billion to $4.5 billion, as compared to $9.6 billion at September 29, 2006. Total debt as a percentage of total capitalization (total debt and shareholders' equity) was 22% at September 28, 2007, which increased slightly as compared to 21% at September 29, 2006 due to the decrease in shareholders' equity mentioned above. See Debt Tenders and Bank and Revolving Credit Facilities below for further discussion.

        Our cash balance decreased to $1.9 billion at September 28, 2007, as compared to $2.2 billion at September 29, 2006. The decrease in cash was primarily due to the debt repayments referred to above and the class action settlement escrow. These decreases were partially offset by cash flows provided by operations and transfers from discontinued operations.

        As previously discussed, in September 2007, the Board of Directors approved a new $1.0 billion share repurchase program. Pursuant to the program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved 10b5-1 trading plan in accordance with applicable regulations. A Rule 10b5-1 trading plan permits the Company to repurchase its shares during periods when the Company would not normally be active in the trading market due to insider trading laws, provided the plan is adopted when the Company is not aware of material non-public information. Under a Rule 10b5-1 trading plan, we would be unable to repurchase shares above a pre-determined price per share. Additionally, the maximum number of shares that we may purchase each day would be governed by Rule 10b-18.

        Dividend payments were $791 million in 2007. On September 13, 2007 Tyco's Board of Directors approved a quarterly dividend on the Company's common shares of $0.15 per share payable on November 1, 2007 to shareholders of record of Tyco International Ltd. post Separation on October 1, 2007. The timing, declaration and payment of future dividends to holders of our common shares, however, falls within the discretion of our Board of Directors and will depend upon many factors, including the statutory requirements of Bermuda law, our financial condition and results of operations, the capital requirements of our businesses, industry practice and any other factors the Board of Directors deems relevant.

Debt Tenders

        On April 27, 2007, we announced that, in connection with the Separation, we and certain of our subsidiaries that are issuers of our corporate debt had commenced tender offers to purchase for cash substantially all of our outstanding U.S. dollar denominated public debt, aggregating approximately $6.6 billion. Of this amount, approximately $5.9 billion was non-convertible U.S. debt and $750 million was convertible U.S. debt, with maturities from 2007 to 2029. In conjunction with the tender offers, the relevant issuer solicited consents for certain clarifying amendments to the indentures pursuant to which the debt was issued. We received acceptance notices for approximately $2.1 billion, or 36% of our outstanding non-convertible U.S. debt and approximately $726 million or 97% of our outstanding convertible U.S. debt. Debt which was not tendered in an amount of approximately $3.8 billion remains with us.

        Additionally, Tyco International Group S.A., our wholly-owned subsidiary organized under the laws of Luxembourg ("TIGSA"), commenced on April 30, 2007 tender offers to purchase for cash all of its outstanding Euro and Pound Sterling denominated public debt, aggregating the equivalent of approximately $1.9 billion, with maturities from 2008 to 2031, issued under its Euro Medium Term Note Programme (the "EMTN Notes") and a consent solicitation for certain clarifying amendments to the fiscal agency agreement pursuant to which the EMTN Notes were issued. We received acceptance notices for approximately $1.5 billion, or 80% of our EMTN Notes. The remaining EMTN Notes were repurchased pursuant to an optional redemption.

        In connection with the debt tender offers, we incurred a pre-tax charge for the early extinguishment of debt of approximately $647 million, for which no tax benefit is available (see Note 5).

        TIGSA's remaining debt was contributed to Tyco International Finance S.A. ("TIFSA"), a wholly owned subsidiary of the Company and successor company to TIGSA.

Bank and Revolving Credit Facilities

        On April 25, 2007, we, certain of our subsidiaries and a syndicate of banks entered into three 364-day unsecured bridge loan facilities with an aggregate commitment amount of $10 billion. At the end of May 2007, the aggregate commitment amount under these facilities was increased to $12.5 billion. We borrowed approximately $8.9 billion under the unsecured bridge loan facilities to fund our debt tender offers, repay our existing bank credit facilities and to finance the class action settlement. Of this amount, approximately $4.3 billion and $3.6 billion was assigned to Covidien and Tyco Electronics, respectively. We initially guaranteed the new unsecured bridge loan facilities and Covidien and Tyco Electronics each assumed Tyco's obligations with respect to their unsecured bridge loan facilities upon the Separation. We no longer guarantee those assumed amounts. This facility has a variable interest rate based on LIBOR. The margin over LIBOR payable by TIFSA can vary based on changes in our credit rating. As of September 28, 2007, our aggregate commitment under our unsecured bridge loan facility was $4.0 billion and $367 million remained outstanding with a weighted-average interest rate of 5.5%.

        On October 1, 2007, the commitments with respect to the unused portion of our unsecured bridge loan facility expired. Our unsecured revolving credit facility described below and our letter of credit facility described in Commitments and Contingencies—Contractual Obligations, provide the lenders under those facilities with the right to demand repayment of outstanding amounts, and to terminate commitments to extend additional credit, if (i) certain of our outstanding public debt is declared due and payable and (ii) we do not have sufficient liquidity available under our unsecured bridge loan facility to refinance such debt. As a result, on November 27, 2007, we secured additional firm commitments from certain of our lenders under the bridge loan facility. These additional commitments provide us with sufficient liquidity to repay the outstanding public debt with borrowings of up to

$4.0 billion. The additional commitments expire on, and any borrowings under the facility would mature on, November 25, 2008. The facility may only be used to repay, settle or otherwise extinguish the public debt described above, which is the subject of ongoing litigation between us and The Bank of New York. For more information regarding such litigation, see Item 3. Legal Proceedings—Indenture Trustee Litigation.

        Additionally, on April 25, 2007, we, certain of our subsidiaries and a syndicate of banks entered into three unsecured revolving credit facilities with an initial aggregate commitment amount of $2.5 billion that increased to $4.25 billion at the time of the Separation. Of the aggregate commitment amount of $4.25 billion, a $1.25 billion commitment is available to us, and a $1.5 billion commitment was available to each of Covidien and Tyco Electronics. We will use the revolving credit facilities for working capital, capital expenditures and other corporate purposes. We initially guaranteed the new revolving credit facilities and Covidien and Tyco Electronics each assumed our obligations with respect to their revolving credit facilities upon the Separation. We no longer guarantee those assumed amounts. At September 28, 2007, we have borrowed $308 million under our unsecured revolving credit facility. This facility has a variable interest rate based on LIBOR. The margin over LIBOR payable by TIFSA can vary based on changes in our credit rating.

        The unsecured revolving credit facilities replaced TIGSA's existing $1.0 billion 5-year revolving credit facility and $1.5 billion 3-year revolving bank credit facility, which were terminated by June 1, 2007 prior to their scheduled expiration dates of December 16, 2009 and December 21, 2007, respectively. On the date of termination, no amounts were borrowed under these facilities.

        TIFSA's bank credit agreements contain customary terms and conditions, and financial covenants that limit the ratio of our debt to our earnings before interest, taxes, depreciation, and amortization and that limit our ability to incur subsidiary debt or grant liens on our property. Our indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions. None of these covenants are considered restrictive to our business. We believe we are in compliance with all of our debt covenants. The Bank of New York, as indenture trustee under indentures dated as of June 9, 1998 and November 12, 2003, is contesting whether the Separation transactions were permitted under such indentures. See Item 3. Legal Proceedings—Indenture Trustee Litigation.

        The following table details our long-term debt ratings at September 28, 2007 and September 29, 2006:

	2007	2006
Moody's	Baa1	Baa3
Standard & Poor's	BBB	BBB+
Fitch	BBB	BBB+

        The security ratings set forth above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Commitments and Contingencies

Contractual Obligations

        Contractual obligations and commitments for principal debt, minimum lease payment obligations under non-cancelable operating leases and other obligations at September 28, 2007 is as follows ($ in millions):

	2008	2009	2010	2011	2012	Thereafter	Total
Debt(1)(2)	$372	$517	$1	$517	$1,158	$1,848	$4,413
Capital leases(1)	8	7	6	4	2	37	64
Operating leases	291	226	171	123	72	157	1,040
Purchase obligations(3)	114	7	3	—	—	—	124

Total contractual cash obligations(4)	$785	$757	$181	$644	$1,232	$2,042	$5,641

(1)
Excludes interest.

(2)
Excludes debt discount and swap activity.

(3)
Purchase obligations consist of commitments for purchases of good and services.

(4)
Other long-term liabilities primarily consist of the following: pension and postretirement costs, income taxes, warranty and environmental liabilities and are excluded from this table. We are unable to estimate the timing of payment for these items due to the inherent uncertainties of obligations of this type. The minimum required contributions to our pension plans are expected to be approximately $69 million in 2008 and we expect to pay $7 million in 2008 related to postretirement benefit plans.

        At September 28, 2007, TIFSA had unsecured credit facilities of $1.25 billion due April 25, 2012, of which approximately $0.9 billion was undrawn and available (see Note 13 to the Consolidated Financial Statements). In addition, certain of the Company's operating subsidiaries have uncommitted overdraft and similar types of facilities, which total $55 million, of which $51 million was undrawn and available. These facilities expire at various dates through the year 2009, most of which are renewable and are established primarily within our international operations.

        On June 21, 2007, Tyco and TIFSA entered into a new $500 million letter of credit facility, with Citibank N.A. as administrative agent, expiring on December 15, 2007. The facility provides for the issuance of letters of credit, supported by a related line of credit facility. TIFSA may only borrow under the line of credit agreement to reimburse the bank for obligations with respect to letters of credit issued under this facility. The covenants under this facility are substantially similar to the covenants under the bridge loan and revolving credit facilities. TIFSA would pay interest on any outstanding borrowings at a variable interest rate, based on the bank's base rate or the Eurodollar rate, as defined. As of September 28, 2007, letters of credit of $494 million have been issued under the $500 million credit facility and $6 million remains available for issuance. There were no amounts borrowed under this credit facility at September 28, 2007. On October 19, 2007, the facility was amended. The amendment extended the maturity date to June 15, 2008 and adjusted the interest rate spreads and fees applicable to extensions of credit thereunder. Loans under the amended letter of credit agreement will continue to bear interest based on LIBOR plus the applicable margin.

        At September 28, 2007, the Company had total outstanding letters of credit and bank guarantees of $1.1 billion.

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

        Tyco has assumed 27%, Covidien has assumed 42% and Tyco Electronics has assumed 31% of certain Tyco pre-Separation contingent and other corporate liabilities, which include securities class action litigation, ERISA class action litigation, certain legacy tax contingencies and any actions with respect to the spin-offs or the distributions made or brought by any third party except for litigation related to our public debt. Any amounts relating to these contingent and other corporate liabilities paid by Tyco after the spin-offs that are subject to the allocation provisions of the Separation and Distribution Agreement will be shared among Tyco, Covidien and Tyco Electronics pursuant to the same allocation ratio. As described in the Separation and Distribution Agreement, Tyco, Tyco Electronics and Covidien are jointly and severally liable for all amounts relating to the previously disclosed securities class action settlement. All costs and expenses that Tyco incurs in connection with the defense of such litigation, other than the amount of any judgment or settlement, which will be allocated in the manner described above, will be borne equally by Covidien, Tyco Electronics and Tyco.

Legal Matters

Class Actions

        For a detailed discussion of contingencies related to Tyco's securities class actions, class action settlement, securities class action proceedings, shareholder derivative litigation, ERISA related litigation, Tyco litigation against former senior management, litigation related to our public debt and various other legal matters, see Item 3. Legal Proceedings. We are generally obligated to indemnify our directors and officers and our former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. While we may from time to time seek to engage plaintiff's counsel in settlement discussions, we are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that could have a material adverse effect on our financial position, results of operations or cash flows.

Investigations

        For a detailed discussion of contingencies related to governmental investigations related to Tyco, see Item 3. Legal Proceedings—Subpoenas and Document Requests From Governmental Entities. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government entities or instrumentalities (which in turn could negatively impact our business with non-governmental customers) or suffer other penalties or adverse impacts, each of which could have a material adverse effect on our business. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of these matters.

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

        Tyco's involvement in asbestos cases has been limited because its subsidiaries did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. The Company will continue to vigorously defend the lawsuits that have been filed against it and its subsidiaries. To date, the Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims. When appropriate, the Company settles claims; however, the total amount paid in any year to settle and defend all asbestos claims has been immaterial. As of September 28, 2007, there were approximately 5,600 asbestos liability cases pending against the Company and its subsidiaries.

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

Income Taxes

        Tyco and its subsidiaries' income tax returns periodically are examined by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments. The Company is reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed as probable and estimable have been recorded. For a detailed discussion of contingencies related to Tyco's income taxes, see Item 3. Legal Proceedings—Income Tax Matters.

Compliance Matters

        Tyco has received and responded to various allegations and other information that certain improper payments were made by Tyco subsidiaries in recent years. As previously reported, we have been informed that two subsidiaries in our Flow Control business in Italy have been named in a request for criminal charges filed by the Milan public prosecutor's office. Tyco has reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to the allegations. Tyco also informed the DOJ and the SEC that it has retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), that it would continue to make periodic progress reports to these agencies, and that it would present its factual findings upon conclusion of the baseline review. The Company has and will continue to communicate with the DOJ and SEC to provide updates on the baseline review being conducted by outside counsel, including, as appropriate, briefings concerning additional instances of potential improper payments identified by the Company in the course of its ongoing compliance activities. Covidien and Tyco Electronics agreed, in connection with the Separation, to cooperate with the Company in its response to these allegations. To date, the baseline review has revealed that some business practices may not comply with Tyco and FCPA requirements. At this time, Tyco cannot predict the outcome of these matters and other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of these matters. However, it is possible that the Company may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its financial position, results of operations or cash flows. For a detailed discussion of contingencies related to Tyco's compliance matters, see Item 3. Legal Proceedings—Compliance Matters.

Other Matters

        The Company is a party to a contract dispute arising from Earth Tech's contract with the City of Phoenix, Arizona for the expansion of the City's 91st Avenue Waste Water Treatment Plant. Both Earth Tech and the City of Phoenix have filed lawsuits in the local county superior court alleging the other party has breached the contract. At this time, Tyco cannot predict the outcome of this matter and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of this matter. For a detailed discussion of contingencies related to Tyco's other matters, see Item 3. Legal Proceedings—Other Matters.

        The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or cash flows.

Backlog

        At September 28, 2007, we had a backlog of unfilled orders of $9.1 billion, compared to a backlog of $8.2 billion at September 29, 2006. We expect that approximately 86% of our backlog at September 28, 2007 will be filled during 2008. Backlog by segment at September 28, 2007 and September 29, 2006 is as follows ($ in millions):

	2007	2006
ADT Worldwide	$6,137	$5,776
Fire Protection Services	1,108	1,050
Flow Control	1,579	1,115
Safety Products	144	133
Electrical and Metal Products	113	101
Corporate and Other	4	3

	$9,085	$8,178

        Within ADT Worldwide, backlog increased primarily as a result of strong bookings across all regions. Backlog for ADT Worldwide also includes recurring revenue-in-force, which represents 12 months' fees for monitoring and maintenance services under contract in the security business. The amount of recurring revenue-in-force at September 28, 2007 and September 29, 2006 was $3.93 billion and $3.65 billion, respectively. Backlog within Fire Protection Services increased primarily as a result of increased orders in North America. Flow Control had increased bookings mostly in the Asia-Pacific and Europe regions.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

        Certain of Tyco's international businesses utilize the sale of accounts receivable as short-term financing mechanisms. The aggregate amount outstanding under the Company's remaining international accounts receivable programs was $76 million, $75 million and $79 million at September 28, 2007, September 29, 2006 and September 30, 2005, respectively.

Guarantees

        Certain of the Company's business segments have guaranteed the performance of third-parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from 2008 through the completion of such transactions. The guarantees would be triggered in the event of nonperformance and the potential exposure for nonperformance under the guarantees would not have a material effect on the Company's financial position, results of operations or cash flows.

        There are certain guarantees or indemnifications extended among Tyco, Covidien and Tyco Electronics in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. At the time of the Separation, Tyco recorded a liability necessary to recognize the fair value of such guarantees and indemnifications in accordance with Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Fair values were determined with the assistance of a third party valuation firm. The liability necessary to reflect the fair value of these guarantees and indemnifications is $543 million, which is included in other liabilities on our Consolidated Balance Sheets. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. See Note 16 for further discussion of the Tax Sharing Agreement.

        In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien and Tyco Electronics operating entities. In connection with the Separation, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien or Tyco Electronics. To the extent these guarantees were not assigned prior to the Separation date, Tyco assumed primary liability on any remaining support. The estimated fair values of those obligations are $7 million, which are included in other liabilities with an offset to shareholders' equity on our Consolidated Balance Sheets, and were recorded in accordance with FIN No. 45.

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

        The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. See Item 1. Business—Environmental Matters for a discussion of these liabilities.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

        The Company records estimated product warranty costs at the time of sale. For further information on estimated product warranty, see Notes 1 and 14 to the Consolidated Financial Statements.

        In 2001, a division of Safety Products initiated a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain O-ring seal sprinkler heads which were originally manufactured by Central Sprinkler prior to Tyco's acquisition. Under this program, the sprinkler heads are being replaced free of charge to property owners. In the third quarter of 2006, the Company completed a comprehensive review of reported claims, recent claim rates and cost trends and further assessed the future of the program. The Company determined that an additional liability was necessary in order to satisfy the Company's obligation under the VRP. As a result, the Company recorded a $100 million charge which was reflected in cost of sales. On May 1, 2007, the Consumer Products Safety Commission and the Company announced an August 31, 2007 deadline for filing claims to participate in the VRP. The Company will fulfill all valid claims for replacement of qualifying sprinklers received up to August 31, 2007. During the fourth quarter of 2007, the Company further assessed the expected cost to complete the program in light of the most current claims data and determined that an additional accrual of $10 million was necessary to satisfy the estimated remaining obligation. The ultimate cost to complete the program will be impacted by a number of factors such as changes in material and labor costs, and the actual number of sprinkler heads replaced. Actual results could differ from this estimate. Settlements during 2007 include cash expenditures of $38 million related to the VRP.

Accounting Pronouncements

        Recently Adopted Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS No. 158 requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Under SFAS No. 158, companies are required to measure plan assets and benefit obligations as of their fiscal year end. The Company presently uses a measurement date of August 31st. SFAS No. 158 also requires additional disclosure in the notes to the financial statements. The recognition provisions of SFAS No. 158 are effective for fiscal 2007, while the measurement date provisions become effective in fiscal 2009. The Company adopted the recognition and disclosure provisions of SFAS No. 158 as of September 28, 2007. The Company recognized a net $111 million liability through a reduction in shareholders' equity.

        In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 requires that companies utilize a "dual approach" in assessing the quantitative effects of financial statement misstatements. The dual approach includes both an income statement focused and balance sheet focused assessment. SAB No. 108 is effective for Tyco in fiscal 2007. The implementation of SAB No. 108 did not have a material impact on Tyco's results of operations, financial position or cash flows.

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

        In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 is effective for Tyco in the first quarter of fiscal 2008. The Company is currently implementing and assessing the expected impact of adopting FIN No. 48. Based on the assessment to date, management does not expect the adoption to have a material effect on the results of its operations, financial position or cash flows.

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

  •
  results and consequences of Tyco's internal investigation and governmental investigations concerning the Company's governance, management, internal controls and operations including its business operations outside the United States;

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

  •
  other capital market conditions, including currency exchange rate fluctuations;

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

  •
  changes in U.S. and non-U.S. governmental laws and regulations;

  •
  the possible effects on Tyco of future legislation in the United States that may limit or eliminate potential U.S. tax benefits resulting from Tyco's incorporation in Bermuda or deny U.S. government contracts to Tyco based upon its incorporation in Bermuda; and

  •
  the potential distraction costs associated with negative publicity relating to actions of our former senior corporate management.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        In the ordinary course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These risks include fluctuations in foreign currency exchange rates, interest rates and commodity prices. Accordingly, we have established a comprehensive risk management process to monitor, evaluate and manage the principal exposures we assume. We seek to manage these risks through the use of financial derivative instruments. Our portfolio of derivative financial instruments may, from time to time, include forward foreign currency exchange contracts, cross currency swaps, foreign currency options, and interest rate swaps. Derivative financial instruments related to interest rate sensitivity of debt obligations, intercompany cross border transactions and anticipated non-functional currency cash flows are used with the goal of mitigating a significant portion of these exposures when it is cost effective to do so.

        We do not execute transactions or utilize derivative financial instruments for trading or speculative purposes. Further, to reduce the risk that a counterparty will be unable to honor its contractual obligations to us, we only enter into contracts with counterparties having at least an A/A2 long-term debt rating. These counterparties are generally financial institutions and there is no significant concentration of exposure with any one party.

        During fiscal year 2007, the Company elected to change its presentation of market risk information from a tabular format to a disclosure based on the results of sensitivity analysis. Management believes this method of presentation provides more useful information for assessing the Company's overall exposure to market risks. The results of our sensitivity analysis represent an estimate of reasonably possible outcomes based on hypothetical market conditions and are not necessarily indicative of actual results. Although, there were no material changes in our primary risk exposures and risk management activities, our level of exposure decreased across all risk categories as a result of the spin-off of our Healthcare and Electronics businesses.

Foreign Currency Exposures

        We economically hedge our exposure to fluctuations in exchange rates through the use of forward foreign exchange contracts and options. During 2007, our largest exposures to foreign exchange rates existed primarily with the British Pound, Euro, Brazilian Real, Australian Dollar and Canadian Dollar against the U.S. Dollar. The market risk related to the forward foreign exchange contracts is measured by estimating the potential impact of a 10% change in the value of the U.S. Dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on the market rates in effect on September 28, 2007. A 10% appreciation of the U.S. dollar relative to the local currency exchange rates would result in a $248 million net increase in the fair value of the contracts. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would result in a $303 million net decrease in the fair value of the contracts. However, gains or losses on these derivative instruments are economically offset by the gains or losses on the underlying transactions.

        Previously, we hedged our investment in certain foreign operations. In December 2006, due to required changes to the legal entity structure to facilitate the Separation, the Company determined that it will no longer consider certain intercompany foreign currency transactions to be long-term investments. As a result, the related foreign currency transaction gains and losses on such investments were recorded in the income statement subsequent to this determination rather than to the currency translation component of shareholders' equity. Forward contracts that were previously designated as hedges of these net investments continued to be used to manage this exposure but were no longer designated as net investment hedges.

        Also in connection with the Separation and the debt tender, the Company de-designated its 6.125% Euro denominated public notes due 2007 on March 29, 2007, its 5.5% Euro denominated public notes due 2008 and its 6.5% British Pound denominated public notes due 2031 on May 21, 2007, that had previously been considered as hedges of net investments in certain foreign operations. At September 28, 2007, the Company did not hedge its net investment in foreign operations, and all of its outstanding borrowings were denominated in U.S. dollars.

Interest Rate Exposures

        Our long-term debt portfolio primarily consists of fixed-rate instruments. Historically, the Company managed its exposure to interest rates by entering into interest rate and cross-currency swaps designated as fair value hedges. In assessing the potential risks related to movements in interest rates, we terminated the interest rate and cross-currency swaps in several tranches beginning in the fourth quarter of 2006. During the first quarter of 2007, we terminated the remaining contracts with a total notional amount of $0.6 billion, resulting in an aggregate terminated notional amount of $3.1 billion. The settlement of these swaps resulted in a net cash inflow of $63 million for the first quarter of 2007. Since the interest rate swaps were designated as hedging instruments of outstanding debt, the related $32 million loss adjustment to the carrying value of the related debt will be amortized over the remaining life of the related debt instruments. In connection with the debt tender offer, $9 million of unamortized loss on interest rate swaps was accelerated and recorded as a loss on retirement of debt and included in other expense, net (see Note 13). At September 28, 2007 there were no interest rate swaps outstanding.

Commodity Exposures

        We are exposed to volatility in the prices of raw materials used in some of our products and may, in limited circumstances, enter into hedging contracts to manage those exposures. These exposures are monitored as an integral part of our risk management program. At September 28, 2007, the Company did not hedge its exposure attributable to changes in commodity prices but may consider such strategies in the future.

Item 8.    Financial Statements and Supplementary Data

        The following consolidated financial statements and schedule specified by this Item, together with the report thereon of Deloitte & Touche LLP, are presented following Item 15 of this report:

        Financial Statements:

    Management's Responsibility for Financial Statements

    Reports of Independent Registered Public Accounting Firm

    Consolidated Statements of Operations for the years ended September 28, 2007, September 29, 2006 and September 30, 2005

    Consolidated Balance Sheets at September 28, 2007 and September 29, 2006

    Consolidated Statements of Shareholders' Equity for the years ended September 28, 2007, September 29, 2006 and September 30, 2005

    Consolidated Statements of Cash Flows for the years ended September 28, 2007, September 29, 2006 and September 30, 2005

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

        Information on quarterly results of operations is set forth in Note 24 to the Consolidated Financial Statements.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 28, 2007, our disclosure controls and procedures were not effective because of a material weakness in our internal controls over financial reporting, relating to accounting for income taxes, which we view as an integral part of our disclosure controls and procedures.

        Over the past five years, significant internal control, informational systems and process improvements have been implemented in our tax accounting processes, including certain recently implemented controls in response to the identified material weakness. During the third and fourth quarters of 2007, the following significant changes were made to our internal controls over financial reporting:

  •
  Hired additional experienced personnel to augment tax accounting resources;

  •
  Implemented enhanced review and analytical procedures to evaluate accuracy of various tax accounts;

  •
  Improved process for gathering and reviewing tax jurisdictional information; and

  •
  Strengthened the organizational linkage between the Tax department and the Controller's group, and substantially improved communication and information flows between the two teams.

        While progress has been made, several new tax accounting and control procedures have only recently been implemented and our current environment is still characterized by a highly complex structure of approximately 1,200 legal entities. In light of this, the Company believes the material weakness relating to accounting for income taxes has not been remediated and the Company plans to implement further improvements to achieve appropriate levels of controls, reliability and sustainability in this area.

        In addition to the above, we continue to proactively identify opportunities for control improvements. We have ongoing initiatives to standardize, consolidate and upgrade various financial operating systems and eliminate many of the manual and redundant tasks previously performed under older systems or processes. These changes will be implemented in stages over the next several years.

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

        Management assessed the effectiveness of our internal control over financial reporting as of September 28, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit

Committee of our Board of Directors. Based on our assessment, we believe that our internal controls over financial reporting were not effective as a result of a material weakness related to certain aspects of accounting for income taxes as of September 28, 2007.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We have determined that further improvements are required in our tax accounting processes before we can consider the material weakness remediated. Management's procedures and testing identified errors that, although not material to the consolidated financial statements, led management to conclude that control deficiencies exist related to tax effecting consolidating entries, analysis and reconciliation of taxes receivable and taxes payable in non-U.S. jurisdictions, certain aspects of deferred taxes, and procedures with respect to classification of tax amounts in the consolidated balance sheet. As a result of these deficiencies, it is reasonably possible that internal controls over financial reporting may not have prevented or detected errors from occurring that could have been material, either individually or in the aggregate.

        Our internal control over financial reporting as of September 28, 2007, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements included in this Form 10-K, and their report is also included in this Form 10-K.

November 27, 2007

Remediation Plan

        Over the next year, we will continue to focus on our internal controls over accounting for income taxes, and will take further steps to those mentioned earlier to strengthen controls, including the following planned actions:

  •
  Further enhancements to policies and procedures relating to tax account reconciliation and analysis;

  •
  Additional hiring of tax accounting resources;

  •
  Training, guidance and communications to information providers regarding tax accounting requirements;

  •
  Comprehensive review of our tax accounting process and close procedures to identify areas that require further improvements; and

  •
  Enhanced monitoring of tax accounting submissions and tax account balances of our legal entities globally.

Item 9B. Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information concerning Directors and Executive Officers may be found under the captions "Proposal Number One—Election of Directors," "—Committees of the Board of Directors," "—Nomination of Directors," and "—Executive Officers" in our definitive proxy statement for our 2008 Annual General Meeting of Shareholders (the "2008 Proxy Statement"), which will be filed with the Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2008 Proxy Statement set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Information regarding shareholder communications with our Board of Directors may be found under the caption "Communications with the Board of Directors" in our 2008 Proxy Statement and is incorporated herein by reference.

Code of Ethics

        We have adopted the Tyco Guide to Ethical Conduct, which applies to all employees, officers and directors of Tyco. Our Guide to Ethical Conduct meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K and applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as well as all other employees. Our Guide to Ethical Conduct also meets the requirements of a code of business conduct and ethics under the listing standards of the New York Stock Exchange, Inc. Our Guide to Ethical Conduct is posted on our website at www.tyco.com under the heading "Corporate Responsibility—Governance." We will also provide a copy of our Guide to Ethical Conduct to shareholders upon request. We disclose any amendments to our Guide to Ethical Conduct, as well as any waivers for executive officers or directors, on our website.

Item 11.    Executive Compensation

        Information concerning executive compensation may be found under the captions "Executive Officer Compensation," "Compensation of Non-Employee Directors," "Board Compensation and Human Resources Report on Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" of our 2008 Proxy Statement. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information in our 2008 Proxy Statement set forth under the captions "Executive Officer Compensation—Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information in our 2008 Proxy Statement set forth under the captions "Certain Relationships and Related Transactions," "Independence of Nominees for Director" and "Committees of the Board" is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information in our 2008 Proxy Statement set forth under the captions "Proposal Number Two—Re-Appointment of Independent Auditors and Authorization of the Audit Committee to Set Their Remuneration," "—Audit and Non-Audit Fees" and "—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors" is incorporated herein by reference.

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
2.2	Separation and Distribution Agreement by and among Tyco International Ltd., Covidien Ltd., and Tyco Electronics Ltd., dated June 29, 2007 (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 6, 2007).
3.1	Memorandum of Association (as altered) (Incorporating all amendments to July 2, 1997) (Incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 filed on May 15, 2003 to make this exhibit electronically available because it was last filed with the Commission in paper format).
3.2	Certificate of Incorporation (Incorporating all amendments to July 2, 1997) (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 filed on May 15, 2003 to make this exhibit electronically available because it was last filed with the Commission in paper format).
3.3	Amended and Restated Bye-Laws of Tyco International Ltd. (Incorporating all amendments as of June 29, 2007). (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 6, 2007).
4.1	Form of Indenture, dated as of June 9, 1998, among Tyco International Group S.A. ("TIGSA"), Tyco and The Bank of New York, as trustee (Incorporated by reference to Exhibit 4.1 to Post-effective Amendment No. 1 to the Registrant's and TIGSA's Co-Registration Statement on Form S-3 (No. 333-50855) filed on June 9, 1998).
4.2	Indenture by and among TIGSA, Tyco, and State Street Bank and Trust Company, as trustee, dated as of February 12, 2001 relating to Zero Coupon Convertible Debentures due 2021 (Incorporated by reference to Exhibit 4.1 to the Registrants' and TIGSA's Co-Registration Statement on Form S-3 (No. 333-57180) filed March 16, 2001).
4.3	Indenture between Tyco and State Street Bank and Trust Company, as trustee, dated as of November 17, 2000 relating to Zero Coupon Convertible Debentures due 2020 (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 (No. 333-51548) filed on December 8, 2000).
4.4	Indenture by and among TIGSA and U.S. Bank, N.A., as trustee, dated as of January 13, 2003 relating to Series A 2.75% Convertible Senior Debentures due 2018 and Series B 3.125% Convertible Senior Debentures due 2023 (Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002 filed on February 14, 2003).
4.5	Supplemental Indenture No. 1, dated January 10, 2003, by and among TIGSA, Tyco International Ltd. and U.S. Bank, N.A. (Incorporated by reference to Exhibit 99(D)(2) to the Registrants' and TIGSA's Schedule TO filed on January 14, 2003).

4.6	Indenture dated as of November 12, 2003, among Tyco International Group S.A., Tyco International Ltd. and The Bank of New York, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 filed on February 17, 2004).
4.7	First Supplemental Indenture dated as of November 12, 2003, among Tyco International Group S.A., Tyco International Ltd. and The Bank of New York, as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 filed on February 17, 2004).
4.8	Supplemental Indenture No. 3, dated as of January 9, 1998 among Tyco International Group S.A., Tyco International Ltd. and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.4 to the Registrant's Post-Effective Amendment No. 1 Registration Statement on Form S-3 (333-50855) filed on June 9, 1998).
4.9	Supplemental Indenture No. 6, dated as of November 2, 1998 among Tyco International Group S.A., Tyco International Ltd. and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-4 (333-71493) filed on January 29, 1999).
4.10	Supplemental Indenture No. 7, dated as of January 12, 1999 among Tyco International Group S.A., Tyco International Ltd. and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.7 to the Registrant's Post-Effective Amendment No. 2 Registration Statement on Form S-3 (333-50855) filed on January 26, 1999).
4.11	Supplemental Indenture No. 8, dated as of January 12, 1999 among Tyco International Group S.A., Tyco International Ltd. and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.7 to the Registrant's Post-Effective Amendment No. 2 to Registration Statement on Form S-3 (333-50855) filed on January 26, 1999).
4.12	Supplemental Indenture No. 16, dated as of February 21, 2001 among Tyco International Group S.A., Tyco International Ltd. and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.3 to Tyco International Group S.A.'s Post-Effective Amendment No. 1 to Form S-3 (333-44100) filed on February 28, 2001).
4.13	Supplemental Indenture No. 20, dated as of October 26, 2001 among Tyco International Group S.A., Tyco International Ltd. and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.4 to the Registrant's Post-Effective Amendment No. 1 to Form S-3 (333-68508) filed on November 2, 2001).
10.1	The Tyco International Ltd. Long Term Incentive Plan (formerly known as the ADT 1993 Long-Term Incentive Plan) (as amended May 12, 1999) (Incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 (No. 333-80391) filed on June 10, 1999).(1)
10.2	1994 Restricted Stock Ownership Plan for Key Employees (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (No. 333-93261) filed on December 21, 1999).(1)
10.3	Tyco International (US) Inc. Supplemental Executive Retirement Plan, amended and restated as of October 1, 2000, dated December 30, 2000 (Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)
10.4	Second Amendment to Tyco International (US) Inc. Supplemental Executive Retirement Plan, dated February 14, 2002 (Incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)

10.5	Third Amendment to Tyco International (US) Inc. Supplemental Executive Retirement Plan, dated July 30, 2002 (Incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)
10.6	Amendments to the Tyco International Ltd. Supplemental Executive Retirement Plan, dated December 24, 2003 (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)(2)
10.7	December 2003 Amendment to Tyco International (US) Inc. Supplemental Executive Retirement Plan, dated December 24, 2003 (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)
10.8	Amendment No. 2004-1 to the Tyco International (US) Inc. Supplemental Executive Retirement Plan, dated April 30, 2004 (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)
10.9	The Amended and Restated Tyco International Ltd. Deferred Compensation Plan for Directors (Effective January 1, 2005) (Incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2005 filed December 9, 2005).(1)
10.10	The Tyco International Ltd. Long Term Incentive Plan II (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (No. 333-75037) filed March 25, 1999).(1)
10.11	Change in Control Severance Plan for Certain U.S. Officers and Executives dated January 1, 2005 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 16, 2005).(1)
10.12	Retention Agreement for L. Dennis Kozlowski dated January 22, 2001 and Amendment thereto dated August 1, 2001 (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 filed December 28, 2001).(1)
10.13	Retention Agreement for Mark H. Swartz dated January 22, 2001 and Amendment thereto dated August 1, 2001 (Incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 filed December 28, 2001).(1)
10.14	Edward D. Breen Employment Contract dated July 25, 2002 (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed August 14, 2002).(1)
10.15	Employment Offer Letter dated February 14, 2005 between Tyco International Ltd. and Christopher J. Coughlin (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 15, 2005).(1)
10.16	Tyco International Ltd. UK Savings Related Share Option Plan (Incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 filed on December 30, 2002).(1)
10.17	Tyco Employee Stock Purchase Plan, as amended May 2003 (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 dated July 30, 2003).(1)

10.18	Tyco Supplemental Savings and Retirement Plan, amended and restated effective January 1, 2005 (Incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2005 filed on December 9, 2005).(1)
10.19	Juergen Gromer Employment Contract effective October 1, 1999 and executed on June 19, 2000. (Incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2003 filed on December 17, 2003).(1)
10.20	Tyco International Ltd. 2004 Stock and Incentive Plan (amended and restated effective May 10, 2007) (Filed herewith).(1)
10.21	Terms and Conditions of Option Award, Restricted Stock Award, and Restricted Unit Award and Form of Director Deferred Stock Unit Award Letter under the 2004 Stock and Incentive Plan (Incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)
10.22	Tyco International (US) Inc. Severance Plan for U.S. Officers and Executives Plan (amended and restated effective May 10, 2007) (Filed herewith).(1)
10.23	Retention Agreement between Dr. Juergen W. Gromer, President and Vice Chairman of Tyco Electronics and Tyco International Ltd. dated as of March 22, 2006 (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 filed May 9, 2006).
10.24	Bridge Loan Agreement, dated as of April 25, 2007, among Tyco International Group S.A., Tyco International Ltd., Tyco International Finance S.A., the Lenders party thereto, and Citibank, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 27, 2007).
10.25	Credit Agreement, dated as of April 25, 2007, among Tyco International Finance S.A., Tyco International Ltd., the Lenders party thereto, and Citibank, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on April 27, 2007).
10.26	Amendment No. 1 to 364-day Senior Bridge Loan Agreement, dated as of May 25, 2007, among Tyco International Group S.A., Tyco International Ltd., Tyco International Finance S.A., the Lenders party thereto, and Citibank, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 30, 2007).
10.27	Amendment No. 2 to 364-Day Senior Bridge Loan Agreement, dated as of November 27, 2007, among Tyco International Ltd., a Bermuda company, Tyco International Finance S.A., a Luxembourg company, the Lenders party thereto and Citibank, N.A., as Administrative Agent (filed herewith).
10.28	Senior Bridge Letter of Credit Agreement, dated as of June 21, 2007, among Tyco International Ltd., Tyco International Finance S.A., the Lenders party thereto, and Citibank, N.A., as Letter of Credit Issuer and as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 22, 2007).
10.29	Amendment No. 1 to Senior Bridge Letter of Credit Agreement, dated as of October 19, 2007, among Tyco International Ltd., Tyco International Finance S.A., the Lenders party thereto, and Citibank, N.A., as Letter of Credit Issuer and as Administrative Agent (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on October 22, 2007).

10.30	Tax Sharing Agreement by and among Tyco International Ltd., Covidien Ltd., and Tyco Electronics Ltd., dated June 29, 2007 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 6, 2007).
10.31	Guarantor Assumption Agreement by and among Tyco International Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 6, 2007).
10.32	Guarantor Assumption Agreement by and among Tyco International Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 6, 2007).
10.33	Guarantor Assumption Agreement by and among Tyco International Ltd. and Covidien Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on July 6, 2007).
10.34	Guarantor Assumption Agreement by and among Tyco International Ltd. and Covidien Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on July 6, 2007).
10.35	Founders' Grant Option Award (Incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on July 6, 2007).
10.36	Founders' Grant Restricted Unit Award (Incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on July 6, 2007).
10.37	Founders' Grant Performance Share Unit Award (Incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on July 6, 2007).
10.38	Settlement Agreement, dated April 10, 2007, between Tyco Electronics AMP Gmbh, Tyco Electronics Logistics, Tyco International Ltd., and Juergen Gromer (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 8, 2007).
21.1	Subsidiaries of the registrant (Filed herewith).
23.1	Consent of Deloitte and Touche LLP (Filed herewith).
24.1	Power of Attorney (Filed herewith).
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

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
Christopher J. Coughlin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 27, 2007

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on November 27, 2007 in the capacities indicated below.

Name	Title

/s/ EDWARD D. BREEN Edward D. Breen	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
/s/ CHRISTOPHER J. COUGHLIN Christopher J. Coughlin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ CAROL ANTHONY DAVIDSON Carol Anthony Davidson	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
* Adm. Dennis C. Blair	Director
* Brian Duperreault	Director
* Bruce S. Gordon	Director
* Rajiv L. Gupta	Director

* John A. Krol	Director
* H. Carl McCall	Director
* Dr. Brendan R. O'Neill	Director
* William S. Stavropoulos	Director
* Sandra S. Wijnberg	Director
* Jerome B. York	Director

*
Judith A. Reinsdorf, by signing her name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed as Exhibit 24.1 to this Report.

By:	/s/ JUDITH A. REINSDORF Judith A. Reinsdorf Attorney-in-fact

TYCO INTERNATIONAL LTD.
Index to Consolidated Financial Information

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Discussion of Management's Responsibility

        We are responsible for the preparation, integrity and fair presentation of the consolidated financial statements and related information appearing in this report. We take these responsibilities very seriously and are committed to being recognized as a leader in governance, controls, clarity and transparency of financial statements. We are committed to making honesty, integrity and transparency the hallmarks of how we run Tyco. We believe that to succeed in today's environment requires more than just compliance with laws and regulations—it requires a culture based upon the highest levels of integrity and ethical values. Expected behavior starts with our Board of Directors and our senior team leading by example and includes every one of Tyco's 118,000 global employees, as well as our customers, suppliers and business partners. One of our most crucial objectives is continuing to maintain and build on the public, employee and shareholder confidence that has been restored in Tyco. We believe this is being accomplished; first, by issuing financial information and related disclosures that are accurate, complete and transparent so investors are well informed; second, by supporting a leadership culture based on an ethic of uncompromising integrity and accountability; and third, by recruiting, training and retaining high-performance individuals who have the highest ethical standards. We take full responsibility for meeting this objective. We maintain appropriate accounting standards, and disclosure controls and devote our full commitment and the necessary resources to these items.

Dedication to Governance, Controls and Financial Reporting

        Throughout 2007, we continued to maintain and enhance internal controls over financial reporting, disclosures and corporate governance practices. We believe that a strong control environment is a dynamic process. Therefore, we intend to continue to devote the necessary resources to maintain and improve our internal controls and corporate governance.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tyco International Ltd.

        We have audited the accompanying consolidated balance sheets of Tyco International Ltd. and subsidiaries (the "Company") as of September 28, 2007 and September 29, 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 28, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tyco International Ltd. and subsidiaries as of September 28, 2007 and September 29, 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements: i) the Company changed the depreciation method and estimated useful life used to account for pooled subscriber system assets and related deferred revenue from the straight-line method with lives ranging from 10 to 14 years to an accelerated method with lives up to 15 years effective as of the beginning of the fiscal third quarter of 2007, and ii) the Company adopted the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) effective September 28, 2007.

        As discussed in Note 7 to the consolidated financial statements: i) the Company adopted Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 effective September 29, 2006, and ii) the Company changed the measurement date of its pension and post retirement plans from September 30 to August 31 in fiscal year 2005.

        As discussed in Note 19 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective October 1, 2005.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 28, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 27, 2007 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

New York, New York
November 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tyco International Ltd.

        We have audited Tyco International Ltd. and subsidiaries' (the "Company's") internal control over financial reporting as of September 28, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

    The Company did not maintain effective internal controls over accounting for income taxes. Control deficiencies existed related to tax effecting consolidating entries, analysis and reconciliation of taxes receivable and taxes payable in non-U.S. jurisdictions, certain aspects of deferred taxes, and procedures with respect to classification of tax amounts in the consolidated balance sheet. The design and operation of procedural and monitoring controls may not have prevented or detected, errors from occurring that could have been material, either individually or in the aggregate.

        This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the fiscal year ended September 28, 2007, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

        In our opinion because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 28, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 28, 2007 of the Company and our report dated November 27, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph noting that i) the Company changed the depreciation method and estimated useful life used to account for pooled subscriber system assets and related deferred revenue from the straight-line method with lives ranging from 10 to 14 years to an accelerated method with lives up to 15 years effective as of the beginning of the fiscal third quarter of 2007 and ii) the Company adopted the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) effective September 28, 2007.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

New York, New York
November 27, 2007

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended September 28, 2007, September 29, 2006 and September 30, 2005
(in millions, except per share data)

	2007	2006	2005
Revenue from product sales	$12,095	$10,974	$10,342
Service revenue	6,686	6,362	6,323

Net revenue	18,781	17,336	16,665
Cost of product sales	8,723	7,874	7,232
Cost of services	3,718	3,553	3,503
Selling, general and administrative expenses	4,828	4,475	4,699
Class action settlement, net	2,862	—	—
Separation costs	105	49	—
Goodwill impairment	46	—	—
Restructuring and asset impairment charges, net	210	13	17
Losses on divestitures	4	2	23

Operating (loss) income	(1,715)	1,370	1,191
Interest income	102	43	39
Interest expense	(313)	(279)	(322)
Other expense, net	(255)	—	(296)

(Loss) income from continuing operations before income taxes and minority interest	(2,181)	1,134	612
Income taxes	(334)	(310)	(29)
Minority interest	(4)	(1)	(2)

(Loss) income from continuing operations	(2,519)	823	581
Income from discontinued operations, net of income taxes	777	2,781	2,492

(Loss) income before cumulative effect of accounting change	(1,742)	3,604	3,073
Cumulative effect of accounting change, net of income taxes	—	(14)	21

Net (loss) income	$(1,742)	$3,590	$3,094

Basic earnings per share:
(Loss) income from continuing operations	$(5.09)	$1.64	$1.15
Income from discontinued operations	1.57	5.53	4.96

(Loss) income before cumulative effect of accounting change	(3.52)	7.17	6.11
Cumulative effect of accounting change	—	(0.03)	0.04

Net (loss) income	$(3.52)	$7.14	$6.15

Diluted earnings per share:
(Loss) income from continuing operations	$(5.09)	$1.60	$1.13
Income from discontinued operations	1.57	5.38	4.68

(Loss) income before cumulative effect of accounting change	(3.52)	6.98	5.81
Cumulative effect of accounting change	—	(0.03)	0.04

Net (loss) income	$(3.52)	$6.95	$5.85

Weighted-average number of shares outstanding:
Basic	495	503	503
Diluted	495	521	542

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED BALANCE SHEETS
As of September 28, 2007 and September 29, 2006
(in millions, except share data)

	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$1,894	$2,193
Accounts receivable, less allowance for doubtful accounts of $195 and $203, respectively	3,010	2,748
Inventories	1,835	1,619
Class action settlement escrow	2,992	—
Prepaid expenses and other current assets	1,178	1,158
Deferred income taxes	467	629
Assets of discontinued operations	969	34,224

Total current assets	12,345	42,571
Property, plant and equipment, net	3,556	3,501
Goodwill	11,691	11,293
Intangible assets, net	2,697	2,730
Other assets	2,526	2,916

Total Assets	$32,815	$63,011

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$380	$771
Accounts payable	1,715	1,557
Class action settlement liability	2,992	—
Accrued and other current liabilities	2,921	3,012
Deferred revenue	584	476
Liabilities of discontinued operations	509	7,997

Total current liabilities	9,101	13,813
Long-term debt	4,076	8,853
Deferred revenue	1,194	1,200
Other liabilities	2,753	3,704

Total Liabilities	17,124	27,570

Commitments and contingencies (Note 16)
Minority interest	67	54
Shareholders' Equity:
Preference shares, $4 par value, 31,250,000 shares authorized, none outstanding	—	—
Common shares, $0.80 par value, 1,000,000,000 shares authorized; 496,301,846 and 498,030,095 shares outstanding, net of 1,277,449 and 26,245,695 shares owned by subsidiaries, respectively	397	398
Capital in excess:
Share premium	9,189	8,787
Contributed surplus, net	5,439	14,493
Accumulated earnings	34	10,692
Accumulated other comprehensive income	565	1,017

Total Shareholders' Equity	15,624	35,387

Total Liabilities and Shareholders' Equity	$32,815	$63,011

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended September 28, 2007, September 29, 2006 and September 30, 2005
(in millions)

	Number of Common Shares	Common Shares $0.80 Par Value	Share Premium	Contributed Surplus, Net	Accumulated Earnings	Accumulated Other Comprehensive Income	Total
Balance at September 30, 2004	503	$402	$8,315	$15,569	$5,594	$519	$30,399
Comprehensive income:
Net income					3,094		3,094
Currency translation						(56)	(56)
Unrealized loss on marketable securities and derivative instruments, net of income taxes						(3)	(3)
Minimum pension liability, net of income taxes						(200)	(200)

Total comprehensive income							$2,835

Dividends declared					(805)		(805)
Restricted share grants, net of forfeitures	1	1		(1)			—
Share options exercised, including tax benefit of $110	3	2	223	110			335
Repurchase of common shares by subsidiary	(3)	(2)		(298)			(300)
Compensation expense				101			101
Exchange of convertible debt	—			25			25
Reporting calendar alignment, net of income taxes					26		26
Other			2	1			3

Balance at September 30, 2005	504	403	8,540	15,507	7,909	260	32,619
Comprehensive income:
Net income					3,590		3,590
Currency translation						606	606
Unrealized gain on marketable securities and derivative instruments, net of income taxes						2	2
Minimum pension liability, net of income taxes						149	149

Total comprehensive income							$4,347

Dividends declared					(807)		(807)
Restricted share grants, net of forfeitures	1	1		(1)			—
Share options exercised, including tax expense of $13	4	2	247	(13)			236
Repurchase of common shares by subsidiary	(24)	(19)		(2,525)			(2,544)
Compensation expense				281			281
Exchange of convertible debt	13	11		1,224			1,235
Other				20			20

Balance at September 29, 2006	498	398	8,787	14,493	10,692	1,017	35,387
Comprehensive income:
Net loss					(1,742)		(1,742)
Currency translation						883	883
Unrealized gain on marketable securities and derivative instruments, net of income taxes						3	3
Minimum pension liability, net of income taxes						249	249

Total comprehensive income							$(607)

Dividends declared					(668)		(668)
Share options exercised, including tax benefit of $23	5	4	402	23			429
Repurchase of common shares by subsidiary	(7)	(5)		(722)			(727)
Compensation expense				295			295
Exchange of convertible debt				1			1
Distribution of Covidien and Tyco Electronics				(8,651)	(8,248)	(1,476)	(18,375)
Initial adoption of SFAS No. 158, net of income taxes (see Note 17)						(111)	(111)

Balance at September 28, 2007	496	$397	$9,189	$5,439	$34	$565	$15,624

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended September 28, 2007, September 29, 2006 and September 30, 2005
(in millions)

	2007	2006	2005
Cash Flows From Operating Activities:
Net (loss) income	$(1,742)	$3,590	$3,094
Income from discontinued operations, net of income taxes	(777)	(2,781)	(2,492)
Cumulative effect of accounting change, net of income taxes	—	14	(21)

(Loss) income from continuing operations	(2,519)	823	581
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	1,151	1,182	1,204
Non-cash compensation expense	173	151	72
Deferred income taxes	(11)	(414)	(227)
Provision for losses on accounts receivable and inventory	94	56	102
Loss on the retirement of debt	259	1	405
Goodwill impairment	46	—	—
Non-cash restructuring and asset impairment charges, net	24	2	2
Losses on divestitures	4	2	23
Gains on investments, net	(10)	(12)	—
Debt and refinancing cost amortization	7	6	12
Other non-cash items	31	(30)	28
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(128)	(151)	(190)
Contracts in progress	(47)	(50)	2
Inventories	(166)	(106)	(104)
Other current assets	154	207	(53)
Accounts payable	54	172	238
Accrued and other liabilities	(56)	(166)	126
Income taxes, net	(244)	408	377
Class action settlement liability	2,992	—	—
Other	28	(88)	(271)

Net cash provided by operating activities	1,836	1,993	2,327

Net cash provided by discontinued operating activities	2,475	3,574	3,891

Cash Flows From Investing Activities:
Capital expenditures	(669)	(558)	(516)
Proceeds from disposal of assets	23	39	53
Acquisition of customer accounts (ADT dealer program)	(409)	(373)	(328)
Acquisition of businesses, net of cash acquired	(31)	(5)	(6)
Divestiture of businesses, net of cash retained	8	11	21
Class action settlement escrow	(2,960)	—	—
Liquidation of rabbi trust investments	271	—	—
Decrease (increase) in investments	4	58	(314)
Decrease in restricted cash	5	20	7
Other	14	(20)	(12)

Net cash (used in) provided by investing activities	(3,744)	(828)	(1,095)

Net cash used in discontinued investing activities	(805)	(599)	(659)

Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	1,517	4	2
Repayment of short-term debt	(1,151)	(28)	(10)
Proceeds from issuance of long-term debt	308	700	—
Repayment of long-term debt, including debt tenders	(6,602)	(1,766)	(4,782)
Proceeds from exercise of share options	406	249	226
Dividends paid	(791)	(806)	(628)
Repurchase of common shares by subsidiary	(727)	(2,544)	(300)
Transfer from discontinued operations	8,567	2,429	3,080
Other	12	(10)	(11)

Net cash provided by (used in) financing activities	1,539	(1,772)	(2,423)

Net cash used in discontinued financing activities	(932)	(2,687)	(3,375)

Effect of currency translation on cash	70	21	52
Effect of currency translation on cash related to discontinued operations	33	21	13

Net increase (decrease) in cash and cash equivalents	472	(277)	(1,269)
Less: net (increase) decrease in cash related to discontinued operations	(771)	(309)	130
Cash and cash equivalents at beginning of year	2,193	2,779	3,918

Cash and cash equivalents at end of year	$1,894	$2,193	$2,779

Supplementary Cash Flow Information:
Interest paid	$317	$285	$338
Income taxes paid, net of refunds	$650	$316	$209

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Summary of Significant Accounting Policies

        Basis of Presentation—The Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd., a company organized under the laws of Bermuda, and its subsidiaries (Tyco and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Tyco") and have been prepared in United States dollars and in accordance with generally accepted accounting principles in the United States ("GAAP"). Unless otherwise indicated, references in the Consolidated Financial Statements to 2007, 2006 and 2005 are to Tyco's fiscal year ended September 28, 2007, September 29, 2006 and September 30, 2005, respectively.

        Effective June 29, 2007, Tyco completed the spin-offs of Covidien and Tyco Electronics, formerly Healthcare and Electronics businesses, respectively, into separate, publicly traded companies (the "Separation") in the form of a distribution to Tyco shareholders. The distribution was made on June 29, 2007, to Tyco shareholders of record on June 18, 2007, the record date. Each Tyco shareholder received 0.25 of a common share of each of Covidien and Tyco Electronics for each Tyco common share held on the record date. Tyco shareholders received cash in lieu of fractional shares for amounts of less than one Covidien or Tyco Electronics common share. The distribution was structured to be tax-free to Tyco shareholders except to the extent of cash received in lieu of fractional shares. While we are a party to Separation and Distribution, Tax Sharing and certain other agreements, we have determined that there is no significant continuing involvement between us and Covidien or Tyco Electronics as discussed in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and Emerging Issues Task Force ("EITF") Issue No. 03-13, "Applying the Conditions of Paragraph 42 of SFAS No. 144 in Determining Whether to Report Discontinued Operations." Therefore, we have classified Covidien and Tyco Electronics as discontinued operations in all periods presented.

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

        During 2007 and 2006, the Company incurred pre-tax costs related to the Separation of $1,083 million and $169 million, respectively. The costs include loss on early extinguishment of debt, debt refinancing, tax restructuring, professional services and employee-related costs. Of this amount, $105 million and $49 million is included in separation costs, $259 million in 2007 related to loss on early extinguishment of debt is included in other expense, net and $719 million and $120 million is included in discontinued operations, respectively. Additionally, 2007 includes tax charges related to the Separation primarily for the write-off of deferred tax assets that will no longer be realizable of $183 million, of which $95 million is included in income taxes and $88 million is included in discontinued operations.

        In connection with the Separation, the Company has realigned its management and segment reporting structure. See Note 21.

        During the first quarter of 2007, we sold Aguas Industriales de Jose, C.A. ("AIJ"), a joint venture that was majority owned by Infrastructure Services. Additionally, during the fourth quarter of 2007, the remaining portion of Infrastructure Services met the held for sale criteria and its results of operations have been included in discontinued operations for all periods presented.

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

        Use of Estimates—The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenues and expenses. Significant estimates in these Consolidated Financial Statements include restructuring charges, allowances for doubtful accounts receivable, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, fair values of financial instruments, estimated contract revenue and related costs, legal liabilities, income taxes and tax valuation allowances, and pension and postretirement employee benefit expenses. Actual results could differ materially from these estimates.

        Revenue Recognition—The Company recognizes revenue principally on four types of transactions—sales of products, sales of security systems, billings for monitoring and maintenance services and contract sales.

        Revenue from the sales of products is recognized at the time title and risks and rewards of ownership pass. This is generally when the products reach the free-on-board shipping point, the sales price is fixed and determinable and collection is reasonably assured.

        Provisions for certain rebates, sales incentives, trade promotions, product returns and discounts to customers are accounted for as reductions in determining sales in the same period the related sales are recorded. These provisions are based on terms of arrangements with direct, indirect and other market participants. Rebates are estimated based on sales terms, historical experience and trend analysis.

        Sales of security monitoring systems may have multiple elements, including equipment, installation, monitoring services and maintenance agreements. Amounts assigned to each component of the arrangement are based on that component's objectively determined fair value. If fair value cannot be objectively determined for a sale involving multiple elements, the Company recognizes the revenue from installation of services, along with the associated direct incremental costs, over the contract life.

        Revenue from the sale of services is recognized as services are rendered. Customer billings for services not yet rendered are deferred and recognized as revenue as the services are rendered and the associated deferred revenue is included in current liabilities or long-term liabilities, as appropriate.

        Contract sales for the installation of fire protection systems, large security intruder systems and other construction-related projects are recorded primarily under the percentage-of-completion method. Profits recognized on contracts in process are based upon estimated contract revenue and related total cost of the project at completion. The extent of progress toward completion is generally measured based on the ratio of actual cost incurred to total estimated cost at completion. Revisions to cost estimates as contracts progress have the effect of increasing or decreasing profits each period. Provisions for anticipated losses are made in the period in which they become determinable. Estimated warranty costs are included in total estimated contract costs and are accrued over the construction period of the respective contracts under percentage-of-completion accounting.

        At September 28, 2007 and September 29, 2006, accounts receivable and other long-term receivables included retainage provisions of $63 million in both years of which $41 million and $36 million are unbilled, respectively. These retainage provisions consist primarily of fire protection contracts and become due upon contract completion and acceptance. At September 28, 2007 the retainage provision included $62 million, that is expected to be collected during 2008.

        Research and Development—Research and development expenditures are expensed when incurred and are included in cost of product sales. Research and development expenses include salaries, direct costs incurred and building and overhead expenses. See Note 22.

        Advertising—Advertising costs are expensed when incurred and are included in selling, general and administrative expenses. See Note 22.

        Translation of Foreign Currency—For the Company's non-U.S. subsidiaries that account in a functional currency other than U.S. dollars, assets and liabilities are translated into U.S. dollars using year-end exchange rates. Revenue and expenses are translated at the average exchange rates in effect during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) within shareholders' equity.

        Gains and losses resulting from foreign currency transactions, including the impact of our foreign currency derivatives, reflected in selling, general and administrative expenses were $60 million, $77 million and $21 million in 2007, 2006 and 2005, respectively.

        Cash and Cash Equivalents—All highly liquid investments purchased with maturities of three months or less from the time of purchase are considered to be cash equivalents.

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

        Property, Plant and Equipment, Net—Property, plant and equipment, net is recorded at cost less accumulated depreciation. Depreciation expense for 2007, 2006 and 2005 was $638 million, $665 million and $676 million, respectively. Maintenance and repair expenditures are charged to expense when incurred. Except for pooled subscriber systems, depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and related improvements	5 to 50 years
Leasehold improvements	Lesser of remaining term of the lease or economic useful life
Subscriber systems	Accelerated method up to 15 years
Other machinery, equipment and furniture and fixtures	2 to 20 years

        See below for discussion of depreciation method and estimated useful lives related to subscriber systems.

        Subscriber System Assets and Related Deferred Revenue Accounts—The Company generally considers assets related to the acquisition of new customers in its electronic security business in three asset categories: internally generated residential subscriber systems, internally generated commercial subscriber systems (collectively referred to as subscriber system assets) and customer accounts acquired through the ADT dealer program (referred to as dealer intangibles). Subscriber system assets include installed property, plant and equipment for which Tyco retains ownership and deferred costs directly related to the customer acquisition and system installation. Subscriber system assets and any deferred revenue resulting from the customer acquisition are accounted for over the expected life of the subscriber. In certain geographical areas where the Company has a large number of customers that behave in a similar manner over time, the Company accounts for subscriber system assets and related deferred revenue using pools, with separate pools for the components of subscriber system assets and any related deferred revenue based on the month and year of acquisition.

        Effective as of the beginning of the third quarter of 2007, Tyco changed the depreciation method and estimated useful life used to account for pooled subscriber system assets (primarily in North America) and related deferred revenue from the straight-line method with lives ranging from 10 to 14 years to an accelerated method with lives up to 15 years. The accelerated method utilizes declining balance rates based on geographical area ranging from 160% to 195% for residential subscriber pools and 145% to 265% for commercial subscriber pools and converts to a straight line methodology when the resulting depreciation charge is greater than that from the accelerated method. The Company will continue to use a straight-line method with a 14-year life for non-pooled subscriber system assets (primarily in Europe and Asia) and related deferred revenue, with remaining balances written off upon customer termination.

        The change in the method and estimated useful life used to account for pooled subscriber system assets and related deferred revenue resulted from our ongoing analysis of all pertinent factors, including actual customer attrition data specific to customer categories and geographical areas, demand, competition, and the estimated technological life of the installed systems. The pertinent factors have been influenced by management's ongoing customer retention programs, as well as tactical and strategic initiatives to improve service delivery, customer satisfaction, and the credit worthiness of the subscriber customer base. In accordance with SFAS No. 154, "Accounting Changes and Error Correction," the change in method used to account for pooled subscriber system assets and related deferred revenue accounts represents a change in accounting estimate effected by a change in accounting principle and is accounted for prospectively. The change in method is based on information obtained by continued observation of the expected benefits inherent in the pooled subscriber system assets by customer category and is preferable, as it results in depreciation and amortization that are more reflective of the pattern of expected benefits derived from these assets. All pertinent factors, including actual customer attrition data specific to customer categories and geographical areas, demand, competition, and the estimated technological life of the installed systems, will continue to be reviewed by the Company at each balance sheet date to assess the continued appropriateness of methods and estimated useful lives.

        The effects of the change described above decreased net revenue by $21 million, decreased depreciation expense by $37 million, and decreased loss from continuing operations and net loss by $10 million each and increased basic and diluted earnings per share by $0.02 for 2007.

        Long-Lived Assets—Tyco reviews long-lived assets, including property, plant and equipment and amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Tyco performs undiscounted operating cash flow analyses to determine if impairment exists. For purposes of recognition and measurement of an impairment for assets held for use, Tyco groups assets and liabilities at the lowest level for which cash flows are separately identified. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

        Goodwill and Indefinite-Lived Intangible Assets—Goodwill and indefinite-lived intangible assets are assessed for impairment annually and more frequently if triggering events occur (see Note 11). In performing these assessments, management relies on various factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable transactions and other market data. There are inherent uncertainties related to these factors and judgment in applying them to the analysis of goodwill and indefinite-lived intangible assets for impairment. The Company performed its annual impairment tests for goodwill and indefinite-lived intangible assets on the first day of the fourth quarter of 2007.

        When testing for goodwill impairment, the Company first compares the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered potentially impaired and further tests are performed to measure the amount of impairment loss. In the second step of the goodwill impairment test, the Company compares the implied fair value of reporting unit goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill.

        Dealer and Other Amortizable Intangible Assets, Net—Intangible assets primarily include contracts and related customer relationships and intellectual property. Certain contracts and related customer relationships result from purchasing residential security monitoring contracts from an external network of independent dealers who operate under the ADT dealer program. Acquired contracts and related customer relationships are recorded at their contractually determined purchase price.

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

        Intangible assets arising from the ADT dealer program described above are amortized in pools determined by the month of contract acquisition on an accelerated basis over the period and pattern of economic benefit that is expected to be obtained from the customer relationship. Effective as of the beginning of the third quarter of 2007, Tyco changed the estimated useful life of dealer intangibles in geographical areas comprising approximately 90% of the net carrying value of dealer intangibles from 12 to 15 years. The Company continues to amortize dealer intangible assets on an accelerated basis. The change in the estimated useful life used to account for dealer intangibles resulted from our ongoing analysis of all pertinent factors, including actual customer attrition data, demand, competition, and the estimated technological life of the installed systems. The pertinent factors have been influenced by management's ongoing customer retention programs, as well as tactical and strategic initiatives to improve service delivery, customer satisfaction, and the credit worthiness of the subscriber customer base. In accordance with SFAS No. 154, the change in estimated useful life of dealer intangibles is accounted for prospectively. The effect of the change in estimated useful life for dealer intangibles decreased loss from continuing operations and net loss by $6 million each and increased basic and diluted earnings per share by $0.01 for 2007.

        Other contracts and related customer relationships, as well as intellectual property consisting primarily of patents, trademarks and unpatented technology, are amortized on a straight-line basis over four to forty years. The Company evaluates the amortization methods and remaining useful lives of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the amortization method or remaining useful lives.

        Investments—The Company invests in debt and equity securities. Long-term investments in marketable equity securities that represent less than twenty percent ownership are marked to market at the end of each accounting period. Unrealized gains and losses are credited or charged to other comprehensive income within shareholders' equity for available for sale securities unless an unrealized loss is deemed to be other than temporary, in which case such loss is charged to earnings. Management determines the proper classification of investments in debt obligations with fixed maturities and equity securities for which there is a readily determinable market value at the time of purchase and reevaluates such classifications as of each balance sheet date. Realized gains and losses on sales of investments are included in the Consolidated Statements of Operations.

        Other equity investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. Each reporting period, the Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting, such that they are recorded at the lower of cost or estimated net realizable value. For equity investments in which the Company exerts significant influence over operating and financial policies but do not control, the equity method of accounting is used. The Company's share of net income or losses of equity investments is included in the Consolidated Statements of Operations and was not material in any period presented.

        Product Warranty—The Company records estimated product warranty costs at the time of sale. Manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Generally, product warranties are implicit in the sale; however, the customer may purchase an extended warranty. Manufactured equipment is also warranted in the same manner as product warranties. However, in most instances the warranty is either negotiated in the contract or sold as a separate component. Warranty period terms range from 90 days (e.g., various products) up to 15 years (e.g., pressure reducers and floor heating products). The warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances estimated property damage.

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

        Insurable Liabilities—The Company records liabilities for its workers' compensation, product, general and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. Certain insurable liabilities are discounted using a risk-free rate of return when the pattern and timing of the future obligation is reliably determinable. The impact of the discount on the Consolidated Balance Sheets at September 28, 2007 and September 29, 2006 was to reduce the obligation by $38 million and $47 million, respectively. The Company maintains captive insurance companies to manage certain of its insurable liabilities. Additionally, the Company records receivables from third party insurers when recovery has been determined to be probable.

        Financial Instruments—The Company may use interest rate swaps, currency swaps and forward and option contracts to manage risks generally associated with foreign exchange rate and interest rate risk. Derivatives used for hedging purposes are designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract are highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge over the life of the hedge contract.

        All derivative financial instruments are reported on the Consolidated Balance Sheets at fair value. Derivatives used to economically hedge foreign currency denominated balance sheet items are reported in selling, general and administrative expenses along with offsetting transaction gains and losses on the items being hedged. Gains and losses on net investment hedges are included in the cumulative translation adjustment component of other comprehensive income to the extent they are effective. Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in earnings. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings.

        Share Premium and Contributed Surplus—In accordance with the Bermuda Companies Act 1981, when Tyco issues shares for cash at a premium to their par value, the resulting premium is credited to a share premium account, a non-distributable reserve. Contributed surplus, subject to certain conditions, is a distributable reserve.

        Reclassifications—Certain prior year amounts have been reclassified to conform with current year presentation. In 2007, the Company presented proceeds from the divestiture of businesses classified as discontinued operations within net cash used in discontinued investing activities. Such proceeds were

$71 million, $866 million and $158 million for 2007, 2006 and 2005, respectively. All prior periods have been reclassified to conform to the current period presentation.

        Recently Adopted Accounting Pronouncements—In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS No. 158 requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Under SFAS No. 158, companies are required to measure plan assets and benefit obligations as of their fiscal year end. The Company presently uses a measurement date of August 31st. SFAS No. 158 also requires additional disclosure in the notes to the financial statements. The recognition provisions of SFAS No. 158 are effective for fiscal 2007, while the measurement date provisions become effective in fiscal 2009. The Company adopted the recognition and disclosure provisions of SFAS No. 158 as of September 28, 2007. The Company recognized a net $111 million liability through a reduction in shareholders' equity.

        In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 requires that companies utilize a "dual approach" in assessing the quantitative effects of financial statement misstatements. The dual approach includes both an income statement focused and balance sheet focused assessment. SAB No. 108 is effective for Tyco in fiscal 2007. The implementation of SAB No. 108 did not have a material impact on Tyco's results of operations, financial position or cash flows.

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

        In June 2006, the FASB issued Financial Accounting Standards Board Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 is effective for Tyco in the first quarter of fiscal 2008. The Company is currently implementing and assessing the expected impact of adopting FIN No. 48. Based on the assessment to date, management does not expect the adoption to have a material effect on the results of its operations, financial position or cash flows.

2.    Discontinued Operations and Divestitures

Discontinued Operations

        During the third quarter of 2007, Tyco completed the Separation and has presented its Healthcare and Electronics businesses as discontinued operations in all periods presented.

        In each period prior to the Separation, net interest and loss on early extinguishment of debt, which is included in other expense, net in the Consolidated Statements of Operations, amounts were proportionally allocated to Covidien and Tyco Electronics based on the debt amounts that Tyco believes were utilized by Covidien and Tyco Electronics historically inclusive of amounts directly incurred. Allocated net interest was calculated using our historical weighted-average interest rate on debt including the impact of interest rate swap agreements. These allocated amounts were included in discontinued operations. During 2007, allocated interest income, interest expense and other expense, net was $35 million, $242 million and $388 million, respectively. During 2006, allocated interest income, interest expense and other expense, net was $53 million, $378 million and $0 million, respectively. During 2005, allocated interest income, interest expense and other expense, net was $43 million, $433 million and $608 million, respectively.

        The Company has used available information to develop its best estimates for certain assets and liabilities related to the Separation. In limited instances, final determination of the balances will be made in subsequent periods. During the fourth quarter of 2007, $72 million was recorded through shareholders' equity, primarily related to the cash true-up adjustment and other items, as specified in the Separation and Distribution Agreement, adjustments to certain pre-Separation tax liabilities, and the impact of filing final income tax returns in certain jurisdictions where those returns include a combination of Tyco, Covidien and/or Tyco Electronics legal entities. Additional adjustments are not expected to be material and will be recorded through shareholder's equity in subsequent periods as tax returns are finalized.

        During 2007, AIJ, a joint venture that was majority owned by Infrastructure Services, was sold for $42 million in net cash proceeds and a pre-tax gain on sale of $19 million was recorded. Additionally, during the fourth quarter of 2007, the remaining portion of Infrastructure Services met the held for sale criteria and its results of operations have been included in discontinued operations for all periods presented. Infrastructure Services provides consulting, engineering, construction management and operating services for the water, wastewater, environmental, transportation and facilities market. The Company has assessed the recoverability of these businesses carrying values and will continue to assess recoverability based on current fair value, less cost to sell, until the businesses are sold. On September 17, 2007, the Company executed a definitive agreement to sell for approximately $295 million in cash 100% of the stock of ETEO—Empresa de Transmissao de Energia do Oeste Ltda., a Brazilian subsidiary of Infrastructure Services. The transaction is subject to Brazilian regulatory approval and normal closing conditions and is expected to close by the end of the second quarter of fiscal 2008. The Company expects to sell the remaining portion of Infrastructure Services by the end of fiscal 2008.

        The AIJ, Infrastructure Services, Plastics, Adhesives and Ludlow Coated Products and A&E Products businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations in all periods presented.

        Net revenue, income from operations, (loss) gain on sale, separation costs and income tax expense for discontinued operations for 2007, 2006 and 2005 are as follows ($ in millions):

	2007	2006	2005
Net revenue	$18,966	$24,797	$25,092

Pre-tax income from discontinued operations	$2,802	$3,831	$3,336
Pre-tax (loss) gain on sale of discontinued operations	(550)	(245)	34
Separation costs	(719)	(120)	—
Income tax expense	(756)	(685)	(878)

Income from discontinued operations, net of income taxes	$777	$2,781	$2,492

        Balance sheet information for discontinued operations at September 28, 2007 and September 29, 2006 is as follows ($ in millions):

	2007	2006
Cash and cash equivalents	$—	$732
Accounts receivable, net	327	4,398
Inventories	12	3,231
Prepaid expenses and other current assets	19	1,652
Property, plant and equipment, net	137	5,910
Goodwill and other intangibles, net	—	15,976
Other assets	474	2,325

Total assets	$969	$34,224

Current maturities of long-term debt	$5	$37
Accounts payable	150	2,007
Accrued and other current liabilities	267	2,469
Long-term debt	24	512
Other liabilities	63	2,972

Total liabilities	$509	$7,997

Minority interest	$30	$36

Losses on divestitures

        During 2007, 2006 and 2005, the Company recorded $4 million, $2 million and $23 million, respectively, of divestiture charges in continuing operations in connection with the write-down to fair value, less cost to sell, of certain businesses. The fair value used for the impairment assessments was primarily based on the terms and conditions included or expected to be included in the sales agreements.

3.    Restructuring and Asset Impairment Charges, Net

        Restructuring and asset impairment charges, net, during the years ended September 28, 2007, September 29, 2006 and September 30, 2005 are as follows ($ in millions):

	2007	2006	2005
ADT Worldwide	$83	$3	$2
Fire Protection Services	33	—	—
Flow Control	25	2	4
Safety Products	29	7	8
Electrical and Metal Products	7	—	—
Corporate and Other	40	1	4

	217	13	18
Inventory charges in cost of sales	(7)	—	(1)

Restructuring and asset impairment charges, net	$210	$13	$17

2007 Charges and Credits

        During the first quarter of 2007, the Company launched a restructuring program across the segments including the corporate organization which will streamline some of the businesses and reduce the operational footprint. The Company expects to incur charges related to the program of approximately $350 million to $400 million through the end of 2008.

        The restructuring program includes numerous actions which are designed to improve operating efficiency and strengthen the Company's competitive position in the future. To date, many of the actions initiated relate to improving field efficiencies and consolidating certain administrative functions in the European operations of ADT Worldwide and Fire Protection Services. In addition, Corporate consolidated certain headquarter functions. The restructuring actions were largely reductions in workforce and are expected to be completed by the end of 2008.

        Net restructuring and asset impairment charges during 2007 were $217 million, which include $7 million reflected in cost of sales for the non-cash write down in carrying value of inventory. The remaining charge is comprised of restructuring charges of $199 million, which include $183 million of employee severance and benefits and $16 million of facility exit charges and other cash charges, and $15 million of asset impairments. During 2007, the Company completed restructuring activities announced in prior years for amounts less than originally estimated, and accordingly reversed $4 million of restructuring reserves as a restructuring credit.

        During 2007, the Company paid $59 million related to actions initiated in 2007 and has $127 million accrued related to these actions as of September 28, 2007.

        Activity in the Company's 2007 restructuring reserves related to actions initiated in 2007 is summarized as follows ($ in millions):

	Employee Severance and Benefits	Facility Exit Charges	Total
Charges	$183	$15	$198
Reversals	(1)	—	(1)
Utilization	(53)	(6)	(59)
Reclass/transfers	(15)	(1)	(16)
Currency translation	5	—	5

Balance at September 28, 2007	$119	$8	$127

2006 Charges and Credits

        During 2006, the Company recorded net restructuring and asset impairment charges of $13 million, which includes $11 million of employee severance and benefits and $2 million of asset impairments. The restructuring charges related to several restructuring actions and facility exit plans which were initiated in 2006 for $16 million as well as costs incurred in 2006 related to actions initiated prior to 2006 for $2 million. During 2006, the Company completed restructuring activities announced in prior years for amounts less than originally estimated, and accordingly reversed $7 million of restructuring reserves. Most of the restructuring initiatives undertaken during 2006 as well as actions taken in prior periods, which impact restructuring charges incurred during 2006, relate to the ADT Worldwide and Safety Products segments.

        Through 2007, the Company paid $14 million related to these actions and has $1 million accrued as of September 28, 2007.

2005 Charges and Credits

        During 2005, the Company recorded restructuring and asset impairment charges of $18 million, including $1 million reflected in cost of sales for the non-cash write down in carrying value of inventory. The remaining charge is comprised of restructuring charges of $28 million, which includes $13 million of employee severance and benefits, $11 million of facility exit charges and $4 million of other charges. These charges related to several restructuring actions and facility exit plans which were initiated in 2005 as well as incremental costs incurred in 2005 related to actions initiated during 2004. Of these charges, $13 million related to actions initiated and completed in 2005 while the remaining $15 million related to actions which commenced prior to 2005. During 2005, the Company completed restructuring activities announced in prior years for amounts less than originally estimated, and accordingly reversed $11 million of restructuring reserves as a restructuring credit.

        The 2005 restructuring initiatives were largely a result of actions taken by Flow Control, Safety Products and ADT Worldwide segments which incurred employee severance and benefits of $4 million, $3 million and $3 million, respectively. Through 2007, the Company has substantially paid these obligations and has less than $1 million accrued as of September 28, 2007.

2004 and Prior Charges and Credits

        The Company continues to maintain restructuring reserves related to certain actions initiated prior to 2005. The total amount of these reserves are $21 million and $30 million at September 28, 2007 and September 29, 2006, respectively. These balances primarily include facility exit costs for long-term non-cancelable lease obligations within the ADT Worldwide and Fire Protection Services segments, with expiration dates which range from 2008 to 2022.

Restructuring Reserves

        Restructuring reserves from September 29, 2006 to September 28, 2007 by the year in which the restructuring action was initiated are as follows ($ in millions):

	Year of Restructuring Action
	2007	Prior	Total
Balance at September 29, 2006	$—	$34	$34
Charges	198	1	199
Reversals	(1)	(3)	(4)
Utilization	(59)	(11)	(70)
Reclass/transfers	(16)	—	(16)
Currency translation	5	1	6

Balance at September 28, 2007	$127	$22	$149

        Restructuring reserves by segment at September 28, 2007 and September 29, 2006 are as follows ($ in millions):

	2007	2006
ADT Worldwide	$72	$20
Fire Protection Services	33	6
Flow Control	13	2
Safety Products	10	2
Electrical and Metal Products	6	1
Corporate and Other	15	3

	$149	$34

        At September 28, 2007 and September 29, 2006, restructuring reserves were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	2007	2006
Accrued and other current liabilities	$125	$16
Other liabilities	24	18

	$149	$34

4.    Acquisitions

Acquisitions

        During 2007, cash paid for acquisitions included in continuing operations, primarily within ADT Worldwide, Safety Products and Flow Control, totaled $31 million. Cash paid for acquisitions by businesses included in continuing operations during 2006 and 2005 totaled $5 million and $6 million, respectively.

        These acquisitions were funded utilizing cash from operations. The results of operations of the acquired companies have been included in Tyco's consolidated results from the respective acquisition dates. These acquisitions did not have a material effect on the Company's financial position, results of operations or cash flows.

Acquisition Liabilities

        At September 28, 2007 and September 29, 2006, acquisition liabilities were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	2007	2006
Accrued and other current liabilities	$4	$7
Other liabilities	10	11

	$14	$18

        Acquisition liabilities relate to facility exit costs, employee severance and benefits, distributor and supplier cancellation fees and other costs. The Company paid $5 million, $5 million and $9 million to fund acquisition liabilities during 2007, 2006 and 2005, respectively.

Holdback Liabilities

        The Company paid cash of approximately $5 million, $2 million and $5 million during 2007, 2006 and 2005, respectively, relating to holdback liabilities related to certain prior period acquisitions. Holdback liabilities represent a portion of the purchase price withheld from the seller pending finalization of the acquisition balance sheet and other contingencies.

        At September 28, 2007 and September 29, 2006, holdback liabilities were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	2007	2006
Accrued and other current liabilities	$—	$7
Other liabilities	16	9

	$16	$16

ADT Dealer Program

        During 2007, 2006 and 2005, Tyco paid $409 million, $373 million and $328 million of cash, respectively, to acquire approximately 415,000, 401,000 and 364,000 customer contracts for electronic security services through the ADT dealer program.

5.    Other Expense, Net

        Other expense, net was $255 million in 2007 and $296 million in 2005. During 2007, other expense, net consisted primarily of a $259 million loss on early extinguishment of debt incurred in connection with the debt tender offers (see Note 13), for which no tax benefit is available. This charge consists primarily of premiums paid and the write-off of unamortized debt issuance costs and discounts. The total loss on early extinguishment of debt was $647 million, with $259 million included in continuing operations and $388 million allocated to Covidien and Tyco Electronics and included in discontinued operations.

        During 2005, other expense, net consisted primarily of losses related to the repurchase of outstanding convertible debt prior to its scheduled maturity, partially offset by a $109 million court-ordered restitution award.

        During 2005, the Company repurchased $1,241 million principal amount of its outstanding 2.75% convertible senior debentures for $1,823 million and $750 million principal amount of its outstanding 3.125% convertible senior debentures for $1,147 million. These repurchases resulted in a $1,013 million loss on the retirement of debt, including the write-off of unamortized debt issuance costs, with $405 included in continuing operations and $608 million allocated to Covidien and Tyco Electronics and included in discontinued operations.

        Additionally, in September 2005, we were awarded a total of $134 million as restitution in connection with our litigation against Mr. L. Dennis Kozlowski, our former Chairman and Chief Executive Officer, and Mr. Mark H. Swartz, our former Chief Financial Officer and Director. The restitution award is comprised of $109 million of previously expensed compensation made to the Defendants and reported as other expense, net in prior years and $25 million related to a loan receivable from Mr. L. Dennis Kozlowski which had been reflected in the Company's Consolidated Financial Statements as a receivable. During 2007, the Company received payment for these amounts.

6.    Income Taxes

        Significant components of income tax provision for 2007, 2006 and 2005 are as follows ($ in millions):

	2007	2006	2005
Current:
United States:
Federal	$100	$62	$(123)
State	36	(17)	7
Non-U.S.	171	345	222

Current income tax provision	307	390	106
Deferred:
United States:
Federal	96	78	56
State	3	(8)	(27)
Non-U.S.	(72)	(150)	(106)

Deferred income tax provision	27	(80)	(77)

	$334	$310	$29

        Non-U.S. (loss) income from continuing operations before income taxes was $(2,572) million, $1,052 million and $402 million for 2007, 2006 and 2005, respectively.

        The reconciliation between U.S. federal income taxes at the statutory rate and the Company's provision for income taxes on continuing operations for the years ended September 28, 2007, September 29, 2006, and September 30, 2005 is as follows ($ in millions):

	2007	2006	2005
Notional U.S. federal income tax (benefit) expense at the statutory rate	$(763)	$397	$214
Adjustments to reconcile to the income tax provision:
U.S. state income tax provision, net	23	35	26
Non-U.S. net earnings(1)	(55)	(207)	(221)
Nondeductible charges	1,176	83	45
Valuation allowance	(129)	39	(134)
Loss on retirement of debt	91	(98)	155
Other	(9)	61	(56)

Provision for income taxes	$334	$310	$29

(1)
Excludes asset impairments, nondeductible charges, and other items which are broken out separately in the table.

        Included in the nondeductible charges for 2007 is the class action settlement, net of $2.862 billion. Additionally, the nondeductible charges include $105 million associated with Separation costs which were not fully deductible as well as a write-off of deferred tax assets in entities that were liquidated as part of the Separation. The loss on retirement of debt includes charges related to the early extinguishment of debt of $259 million for which no tax benefit is available. The valuation allowance benefit includes a tax impact of $72 million associated with identification of tax planning to ensure realization of certain deferred tax assets as well as a net benefit of $51 million associated with changes in valuation allowances driven primarily by increased profitability in certain jurisdictions.

        Included in the loss on retirement of debt in 2006 is a cumulative one-time benefit associated with the receipt of a favorable tax ruling in the fourth quarter of 2006 permitting the deduction of prior year debt retirement costs not previously benefited. This benefit is partially offset by a valuation allowance on the net operating losses created by the debt retirement deductions.

        Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset at September 28, 2007 and September 29, 2006 are as follows ($ in millions):

	2007	2006
Deferred tax assets:
Accrued liabilities and reserves	$382	$379
Tax loss and credit carryforwards	1,433	1,567
Postretirement benefits	257	287
Deferred revenue	271	259
Other	338	545

	2,681	3,037
Deferred tax liabilities:
Property, plant and equipment	(651)	(788)
Intangibles assets	(270)	(205)
Other	(219)	(218)

	(1,140)	(1,211)
Net deferred tax asset before valuation allowance	1,541	1,826
Valuation allowance	(666)	(800)

Net deferred tax asset	$875	$1,026

        At September 28, 2007, the Company had $3,584 million of net operating loss carryforwards in certain non-U.S. jurisdictions. Of these, $2,581 million have no expiration, and the remaining $1,003 million will expire in future years through 2027. Due to a favorable tax ruling in the fourth quarter of 2006, the Company was able to recognize $98 million of net operating loss carryforwards associated with deduction of debt retirement costs. In the U.S., there were approximately $1,292 million of federal and $1,715 million of state net operating loss carryforwards at September 28, 2007, which will expire in future years through 2027.

        The valuation allowance for deferred tax assets of $666 million and $800 million at September 28, 2007 and September 29, 2006, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires that a valuation allowance be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. At September 28, 2007, approximately $123 million of the valuation allowance will ultimately reduce goodwill if the net operating losses are utilized.

        The Company and its subsidiaries' income tax returns periodically are examined by various tax authorities. See "Income Taxes" in Note 16.

        The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. Further, management has reviewed with tax counsel certain of the issues raised by these taxing authorities and the adequacy of these recorded amounts. If the Company's estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when we determine the liabilities are no longer necessary. Substantially all of these potential tax liabilities are recorded in other liabilities on the Consolidated Balance Sheets as payment is not expected within one year.

        Except for earnings that are currently distributed, no additional material provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such earnings. A liability could arise if amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

        See "Income Taxes" in Note 16 for information related to the Tax Sharing Agreement with Covidien and Tyco Electronics.

7.    Cumulative Effect of Accounting Change

        During 2006, the Company adopted FIN No. 47, "Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143." FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 requires that conditional asset retirement obligations, along with the associated capitalized asset retirement costs, be initially reported at their fair values. Upon adoption, the Company recognized a liability of $32 million for asset retirement obligations and an increase of $10 million in the carrying amount of the related assets, of which $19 million and $5 million are reflected in liabilities and assets of discontinued operations, respectively. The initial recognition resulted in a cumulative effect of accounting change of $14 million after-tax loss ($22 million pre-tax), reflecting the accumulated depreciation and accretion that would have been recognized in prior periods had the provisions of FIN No. 47 been in effect at the time.

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

8.    Earnings Per Share

        As discussed in Note 1, the Company effected a reverse stock split of Tyco's common shares, at a split ratio of one for four. Share and per share data for all periods presented have been adjusted to reflect the reverse stock split.

        The reconciliations between basic and diluted earnings per share for 2007, and 2006 and 2005 are as follows ($ in millions, except per share data):

	2007			2006			2005
	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
(Loss) income from continuing operations	$(2,519)	495	$(5.09)	$823	503	$1.64	$581	503	$1.15
Share options, restricted share awards and deferred stock units	—	—		—	4		—	4
Exchange of convertible debt	—	—		12	14		30	35

Diluted earnings per share:
(Loss) income from continuing operations, giving effect to dilutive adjustments	$(2,519)	495	$(5.09)	$835	521	$1.60	$611	542	$1.13

        The computation of diluted earnings per share prior to the Separation, includes the impact of equity instruments which were converted to give effect to the distribution, in 2007, 2006 and 2005 excludes the effect of the potential exercise of options to purchase approximately 29 million, 21 million and 18 million shares, respectively, because the effect would be anti-dilutive. Additionally, the computation of diluted earnings per common share for 2007 excludes the impact of convertible debt of approximately 6 million shares because the effect would be anti-dilutive.

        The computation of diluted earnings per share in 2007 excludes restricted share awards and deferred stock units of approximately 5 million because the effect would be anti-dilutive. The computation of diluted earnings per share in 2006 and 2005 excludes restricted share awards of approximately 2 million and 1 million, respectively, because the effect would be anti-dilutive.

9.    Sale of Accounts Receivable

        Certain of Tyco's international businesses utilize the sale of accounts receivable as short-term financing mechanisms. The aggregate amount outstanding under the Company's remaining international accounts receivable programs was $76 million, $75 million and $79 million at September 28, 2007, September 29, 2006 and September 30, 2005, respectively.

10.    Investments

        At September 28, 2007 and September 29, 2006, Tyco had available-for-sale investments with a fair market value of $352 million and $334 million and a cost basis of $352 million and $337 million, respectively. These investments consist primarily of debt securities and are included in prepaid expenses and other current assets and other assets within the Consolidated Balance Sheets. As of September 28, 2007, $117 million of these debt securities were due to mature within one year, with the remainder substantially due in one to five years. The unrealized gains and losses related to these investments are immaterial and have been included as a separate component of shareholders' equity.

11.    Goodwill and Intangible Assets

        In connection with the Separation, during the third quarter of 2007 Tyco reorganized into a new management and segment reporting structure. As part of these organizational changes, the Company assessed new reporting units and conducted valuations to determine the assignment of goodwill to the new reporting units based on their estimated relative fair values. Following the relative fair value goodwill allocation, the Company then tested goodwill for impairment by comparing the fair value of each reporting unit with its carrying value amount. If the carrying amount of a reporting unit exceeded its fair value, goodwill was considered potentially impaired. Where goodwill was potentially impaired, the Company compared the implied fair value of the reporting unit goodwill to the carrying amount of that goodwill. The carrying amount of goodwill exceeded the implied fair value of goodwill in the Australia and New Zealand Security Services business, part of the ADT Worldwide segment. As a result, the Company recognized a goodwill impairment of $46 million in the third quarter of 2007.

        In determining fair value, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and market place data. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment. Changes to these factors and judgments could result in impairment to one or more of our reporting units in a future period. See Note 1.

        There were no goodwill impairments related to continuing operations during 2006 and 2005.

        The changes in the carrying amount of goodwill for 2007 and 2006 are as follows ($ in millions):

Total
Balance at September 30, 2005	$11,161
Purchase accounting adjustments	(60)
Acquisitions	9
Divestitures	(7)
Currency translation	190

Balance at September 29, 2006	11,293
Purchase accounting adjustments	5
Acquisitions	16
Divestitures	(5)
Impairments	(46)
Currency translation	428

Balance at September 28, 2007	$11,691

        The changes in the carrying amount of goodwill from the reallocation in the third quarter of 2007 to September 28, 2007 was as follows ($ in millions):

	ADT Worldwide	Fire Protection Services	Flow Control	Safety Products	Electrical and Metal Products	Corporate and Other	Total
Balance, as reallocated on March 31, 2007	$4,992	$1,474	$1,917	$2,058	$1,047	$60	$11,548
Less: goodwill impairment	46	—	—	—	—	—	46

Balance at June 29, 2007	4,946	1,474	1,917	2,058	1,047	60	11,502
Purchase accounting adjustments	4	(1)	—	11	—	—	14
Acquisitions	1	—	—	—	—	—	1
Currency translation	74	22	58	13	7	—	174

Balance at September 28, 2007	$5,025	$1,495	$1,975	$2,082	$1,054	$60	$11,691

        Intangible assets, net were $2,697 million and $2,730 million at September 29, 2007 and September 29, 2006, respectively. The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets at September 28, 2007 and September 29, 2006 ($ in millions):

	September 28, 2007			September 29, 2006
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Contracts and related customer relationships	$5,808	$3,565	14 years	$5,251	$3,028	12 years
Intellectual property	542	354	15 years	518	295	14 years
Other	20	14	11 years	15	9	11 years

Total	$6,370	$3,933	14 years	$5,784	$3,332	12 years

Non-Amortizable:
Intellectual property	$255			$264
Other	5			14

Total	$260			$278

        Intangible asset amortization expense for 2007, 2006 and 2005 was $513 million, $517 million and $528 million, respectively. The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be approximately $450 million for 2008, $400 million for 2009, $300 million for 2010, $250 million for 2011 and $200 million for 2012.

        See Note 1 for discussion regarding changes in the estimated lives of dealer intangibles.

12.    Related Party Transactions

        The Company has amounts due related to loans and advances issued to employees in prior years under the Company's Key Employee Loan Program, relocation programs and other advances made to executives. Loans were provided to employees under the Company's Key Employee Loan Program, which is now discontinued, except for outstanding loans for the payment of taxes upon the vesting of shares granted under our Restricted Share Ownership Plans. No loans are outstanding to any of our current executives. The loans are not collateralized and bear interest, payable annually, at a rate based on the six-month LIBOR, calculated annually as the average of the rates in effect on the first day of each of the preceding 12 months. Loans are generally repayable in ten years; however, earlier payments are required under certain circumstances, such as when an employee is terminated. In addition, the Company made mortgage loans to certain employees under employee relocation programs. These loans are generally payable in 15 years and are collateralized by the underlying property. During 2007 and 2006, the maximum amount outstanding under these programs was $52 million and $69 million, respectively. Loans receivable under these programs, as well as other unsecured advances outstanding, were $24 million and $52 million at September 28, 2007 and September 29, 2006. The total outstanding loans receivable includes loans to L. Dennis Kozlowski, the Company's former Chairman and Chief Executive Officer (until June 2002). The amount outstanding under these loans, plus accrued interest, was $26 million and $52 million at both September 28, 2007 and September 29, 2006, respectively, and the rate of interest charged on such loans was 5.4% and 5.0% for 2007 and 2006, respectively. Interest income on these interest bearing loans totaled $1 million, $2 million, and $2 million in 2007, 2006 and 2005, respectively. Certain of the above loans totaling $4 million and $30 million at September 28, 2007 and September 29, 2006, respectively, are non-interest bearing.

        During the fourth quarter of 2002, the Board of Directors and new senior management adopted a policy under which no new loans are allowed to be granted to any officers of the Company and existing loans are not allowed to be extended or modified.

        During 2007, the Company engaged in commercial transactions in the normal course of business with companies where the Company's Directors were employed and served as officers, including VF Corporation and Rohm and Haas Company. Mackey J. McDonald, a Director who retired effective March 7, 2007, is an executive officer of VF Corporation. Rajiv L. Gupta, a Director, is an executive officer of Rohm and Haas Company. Purchases from other companies noted above during 2007 aggregated less than 1 percent of consolidated net revenue.

        During 2006, the Company engaged in commercial transactions in the normal course of business with companies where the Company's Directors were employed and served as officers, including Marsh & McLennan Companies, Inc., VF Corporation and Rohm and Haas Company. Sandra S. Wijnberg, a Director, was an executive officer of Marsh & McLennan Companies, Inc. prior to her resignation from that company on March 31, 2006. Mackey J. McDonald, a Director during such period, is an executive officer of VF Corporation. Rajiv L. Gupta, a Director, is an executive officer of Rohm and Haas Company. Purchases from Marsh & McLennan Companies, Inc. during 2006 were approximately $16 million. Purchases from other companies noted above during 2006 aggregated less than 1 percent of consolidated net revenue.

        During 2005, the Company engaged in commercial transactions in the normal course of business with companies where the Company's Directors were employed and served as officers, including Marsh & McLennan Companies, Inc., Brunswick Corporation, VF Corporation and Rohm and Haas Company. Sandra S. Wijnberg, a Director during such period, was an executive officer of Marsh &

McLennan Companies, Inc. George W. Buckley, a Director during such period, was an executive officer of Brunswick Corporation. Mackey J. McDonald, a Director during such period, is an executive officer of VF Corporation. Rajiv L. Gupta, a Director, is an executive officer of Rohm and Haas Company. Purchases from Marsh & McLennan Companies, Inc. during 2005 were approximately $23 million. Purchases from other companies noted above during 2005 aggregated less than 1 percent of consolidated net revenue.

        In 2001, Tyco authorized compensation arrangements to L. Dennis Kozlowski and Mark H. Swartz, the Company's Chief Financial Officer and Director until August 2002. In connection with such arrangements, Tyco purchased executive split dollar life insurance policies for Messrs. Kozlowski and Swartz and entered into a shared ownership agreement with each of them whereby the Company agreed to pay premiums for these insurance policies for an 11-year period beginning in 2001. In 2001, amended policies were executed providing for additional Company-paid premiums. The Company is a co-beneficiary of the policies, less amounts owed to Messrs. Kozlowski and Swartz. Messrs. Kozlowski and Swartz are the beneficiaries of the cash surrender values of the policies plus the amount of any unpaid premiums. The Company's obligations under these arrangements were entered into in recognition of services rendered by these officers and were not contingent upon continuing employment. At that time, the Company deposited $31 million into a rabbi trust to fund premiums on the policies. In the event the investment options within the policies do not earn specified interest amounts, Tyco had guaranteed a supplemental premium payment amount to ensure a 10% annual return on the cash surrender value, and any unpaid premiums. This liability was accreted by a charge to earnings throughout the period of the arrangements to make the specified supplemental premium payments, if any. In conjunction with Mr. Swartz's termination of employment, a lump sum payment of $25 million, which represented the present value of the annual premium amounts at his termination date for the remainder of the contractual period, was made to Mr. Swartz and in return Mr. Swartz waived Tyco's obligation to continue making premium payments. Tyco discontinued making premium payments for Mr. Kozlowski's insurance policy as of October 1, 2002. The Company filed affirmative actions against Mr. Kozlowski, seeking disgorgement of all benefits under this executive life insurance policy. Pending resolution of such action against Mr. Kozlowski, premium obligations since October 2002 have been drawn down from the cash surrender value of such policy to avoid termination of such policy's death benefit. On September 27, 2006, the Company and Mr. Kozlowski entered into a general release agreement that terminated Mr. Kozlowski's shared ownership agreement of the split dollar life insurance policy and the rabbi trust. As such, the Company has no continuing obligation to make any payment or contributions with respect to the split dollar insurance policy or the rabbi trust. The Company recorded a credit of $72 million related to this liability in 2006 within selling, general and administrative expenses on the Consolidated Statements of Operations. The Consolidated Financial Statements include charges of $7 million related to Mr. Kozlowski's life insurance policy in each of 2006 and 2005. The $25 million that remained in the rabbi trust as of September 29, 2006 was received by Tyco during the first quarter of 2007.

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

13.    Debt

        Debt at September 28, 2007 and September 29, 2006 is as follows ($ in millions):

	2007	2006
6.125% Euro denominated public notes due 2007(2)	$—	$762
Revolving bank credit facility due 2007	—	700
364-day senior bridge loan facility due 2008(1)	367	—
6.125% public notes due 2008	300	399
5.5% Euro denominated notes due 2008	—	869
6.125% public notes due 2009	215	399
6.75% public notes due 2011	516	999
6.375% public notes due 2011	849	1,500
6.5% British pound denominated public notes due 2011	—	373
Revolving senior credit facility due 2012	308	—
6.0% notes due 2013	654	997
3.125% convertible senior debentures due 2023	21	750
7.0% public notes due 2028	437	497
6.875% public notes due 2029	723	790
6.5% British pound denominated public notes due 2031	—	536
Other(1)(2)	66	53

Total debt	4,456	9,624
Less current portion	380	771

Long-term debt	$4,076	$8,853

(1)
These instruments, plus $13 million of the amount shown as other, comprise the current portion of long-term debt as of September 28, 2007.

(2)
These instruments, plus $9 million of the amount shown as other, comprise the current portion of long-term debt as of September 29, 2006.

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

        In connection with the debt tender offers, Tyco incurred a pre-tax charge for the early extinguishment of debt of approximately $647 million, for which no tax benefit is available (see Note 5).

        TIGSA's remaining debt was contributed to Tyco International Finance S.A. ("TIFSA"), a wholly owned subsidiary of the Company and successor company to TIGSA.

Bank and Revolving Credit Facilities

        On April 25, 2007, Tyco, certain of its subsidiaries and a syndicate of banks entered into three 364-day unsecured bridge loan facilities with an aggregate commitment amount of $10 billion. At the end of May 2007, the aggregate commitment amount under these facilities was increased to $12.5 billion. Tyco borrowed approximately $8.9 billion under the unsecured bridge loan facilities to fund its debt tender offers, repay its existing bank credit facilities and to finance the class action settlement. Of this amount, approximately $4.3 billion and $3.6 billion was assigned to Covidien and Tyco Electronics, respectively. Tyco initially guaranteed the new unsecured bridge loan facilities and Covidien and Tyco Electronics each assumed Tyco's obligations with respect to their unsecured bridge loan facilities upon the Separation. We no longer guarantee those assumed amounts. This facility has a variable interest rate based on LIBOR. The margin over LIBOR payable by TIFSA can vary based on changes in its credit rating. As of September 28, 2007, Tyco's aggregate commitment under its unsecured bridge loan facility was $4.0 billion and $367 million remained outstanding with a weighted-average interest rate of 5.5%.

        On October 1, 2007, the commitments with respect to the unused portion of the Company's unsecured bridge loan facility expired. The Company's unsecured revolving credit facility and its letter of credit facility described below provide the lenders under those facilities with the right to demand repayment of outstanding amounts, and to terminate commitments to extend additional credit, if

(i) certain of the Company's outstanding public debt is declared due and payable and (ii) the Company does not have sufficient liquidity available under its unsecured bridge loan facility to refinance such debt. As a result, on November 27, 2007, the Company secured additional firm commitments from certain of its lenders under the bridge loan facility. These additional commitments provide the Company with sufficient liquidity to repay the outstanding public debt with borrowings of up to $4.0 billion. The additional commitments expire on, and any borrowings under the facility would mature on, November 25, 2008. The facility may only be used to repay, settle or otherwise extinguish the public debt described above, which is the subject of ongoing litigation between the Company and The Bank of New York. For more information regarding such litigation, see "Indenture Trustee Litigation" in Note 16.

        Additionally, on April 25, 2007, Tyco, certain of its subsidiaries and a syndicate of banks entered into three unsecured revolving credit facilities with an initial aggregate commitment amount of $2.5 billion that increased to $4.25 billion at the time of the Separation. Of the aggregate commitment amount of $4.25 billion, a $1.25 billion commitment is available to Tyco, and a $1.5 billion commitment was available to each of Covidien and Tyco Electronics. Tyco will use its revolving credit facilities for working capital, capital expenditures and other corporate purposes. Tyco initially guaranteed the new revolving credit facilities and Covidien and Tyco Electronics each assumed Tyco's obligations with respect to their revolving credit facilities upon the Separation. We no longer guarantee those assumed amounts. At September 28, 2007, Tyco has borrowed $308 million under its unsecured revolving credit facility. This facility has a variable interest rate based on LIBOR. The margin over LIBOR payable by TIFSA can vary based on changes in its credit rating.

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

        On June 21, 2007, Tyco and TIFSA entered into a new $500 million letter of credit facility, with Citibank N.A. as administrative agent, expiring on December 15, 2007. The facility provides for the issuance of letters of credit, supported by a related line of credit facility. TIFSA may only borrow under the line of credit agreement to reimburse the bank for obligations with respect to letters of credit issued under this facility. The covenants under this facility are substantially similar to the covenants under the bridge loan and revolving credit facilities. TIFSA would pay interest on any outstanding borrowings at a variable interest rate, based on the bank's base rate or the Eurodollar rate, as defined. As of September 28, 2007, letters of credit of $494 million have been issued under the $500 million credit facility and $6 million remains available for issuance. There were no amounts borrowed under this credit facility at September 28, 2007. On October 19, 2007, the facility was amended. The amendment extended the maturity date to June 15, 2008 and adjusted the interest rate spreads and fees applicable to extensions of credit thereunder. Loans under the amended letter of credit agreement will continue to bear interest based on LIBOR plus the applicable margin.

        TIFSA's bank credit agreements contain customary terms and conditions, and financial covenants that limit the ratio of the Company's debt to its earnings before interest, taxes, depreciation, and amortization and that limit its ability to incur subsidiary debt or grant liens on its property. The Company's indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company's business. The Company believes it is in compliance with all of its debt covenants. The Bank of New York, as indenture trustee under indentures dated as of June 9, 1998 and November 12, 2003, is contesting whether the Separation transactions were permitted under such indentures. See Note 16.

Convertible Debentures

        As of September 28, 2007, TIFSA had $21 million outstanding of its 3.125% convertible senior debentures due 2023 with a 2015 put option ("the 3.125% convertible senior debentures"). These debentures are fully and unconditionally guaranteed by Tyco. These debentures were originally convertible into Tyco shares. As a result of the Separation and the distribution of Covidien and Tyco Electronics shares to Tyco's shareholders, these debentures are now convertible into Tyco, Covidien and Tyco Electronics shares. At any time subsequent to the Separation, holders may convert each $1,000 principal amount of the debentures into 11.496 Tyco common shares, 11.496 Covidien common shares and 11.496 Tyco Electronics common shares prior to the stated maturity. Additionally, holders of the 3.125% convertible senior debentures may require TIFSA to purchase all or a portion of their debentures on January 15, 2015. If the option is exercised, TIFSA must repurchase the debentures at par plus accrued interest, and may elect to repurchase the securities for cash, common shares, or some combination thereof. TIFSA may redeem for cash some or all of the 3.125% convertible senior debentures at any time on or after January 20, 2008, for an amount equal to the redemption price.

Other Debt Information

        The fair value of debt was approximately $4.5 billion (book value of $4.5 billion) and $10.4 billion (book value of $9.6 billion) at September 28, 2007 and September 29, 2006, respectively, based on discounted cash flow analyses using current market interest rates.

        The aggregate amounts of principal debt, including capital leases, maturing during the next five years and thereafter are as follows (in millions): $380 in 2008, $524 in 2009, $7 in 2010, $521 in 2011, $1,160 in 2012 and $1,885 thereafter.

        The weighted-average interest rate on total debt was 6.3% and 6.0% at September 28, 2007 and September 29, 2006, respectively, excluding the impact of interest rate swaps. The weighted-average interest rate on short-term debt was 5.5% at September 28, 2007. The impact of the Company's interest rate swap agreements on reported interest expense was a net increase of $10 million for 2006 and a net decrease of $40 million for 2005, respectively. Of these amounts, $6 million of the increase in 2006 and $24 million of the decrease in 2005 for interest expense was allocated and included in discontinued operations.

14.    Guarantees

        Certain of the Company's business segments have guaranteed the performance of third-parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from 2008 through the completion of such transactions. The guarantees would be triggered in the event of nonperformance and the potential exposure for nonperformance under the guarantees would not have a material effect on the Company's financial position, results of operations or cash flows.

        There are certain guarantees or indemnifications extended among Tyco, Covidien and Tyco Electronics in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. At the time of the Separation, Tyco recorded a liability necessary to recognize the fair value of such guarantees and indemnifications in accordance with FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Fair values were determined with the assistance of a third party valuation firm. The liability necessary to reflect the fair value of these guarantees and indemnifications is $543 million, which is included in other liabilities on our Consolidated Balance Sheets. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. See Note 16 for further discussion of the Tax Sharing Agreement.

        In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien and Tyco Electronics operating entities. In connection with the Separation, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien or Tyco Electronics. To the extent these guarantees were not assigned prior to the Separation date, Tyco assumed primary liability on any remaining support. The estimated fair values of those obligations are $7 million, which are included in other liabilities with an offset to shareholders' equity on our Consolidated Balance Sheets, and were recorded in accordance with FIN No. 45.

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

        The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 16 for a discussion of these liabilities.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

        The Company records estimated product warranty costs at the time of sale. For further information on estimated product warranty, see Note 1.

        Following is a roll forward of the Company's warranty accrual for 2007 ($ in millions):

Balance at September 29, 2006	$186
Warranties issued during the year	27
Changes in estimates	17
Settlements	(69)
Currency translation	3

Balance at September 28, 2007	164

        In 2001, a division of Safety Products initiated a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain

O-ring seal sprinkler heads which were originally manufactured by Central Sprinkler prior to Tyco's acquisition. Under this program, the sprinkler heads are being replaced free of charge to property owners. In the third quarter of 2006, the Company completed a comprehensive review of reported claims, recent claim rates and cost trends and further assessed the future of the program. The Company determined that an additional liability was necessary in order to satisfy the Company's obligation under the VRP. As a result, the Company recorded a $100 million charge which was reflected in cost of sales. On May 1, 2007, the Consumer Products Safety Commission and the Company announced an August 31, 2007 deadline for filing claims to participate in the VRP. The Company will fulfill all valid claims for replacement of qualifying sprinklers received up to August 31, 2007. During the fourth quarter of 2007, the Company further assessed the expected cost to complete the program in light of the most current claims data and determined that an additional accrual of $10 million was necessary to satisfy the estimated remaining obligation. The ultimate cost to complete the program will be impacted by a number of factors such as changes in material and labor costs, and the actual number of sprinkler heads replaced. Actual results could differ from this estimate. Settlements during 2007 include cash expenditures of $38 million related to the VRP.

15.    Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, investments and accounts payable approximated book value at September 28, 2007 and September 29, 2006. See Note 13 for the fair value estimates of debt.

        All derivative financial instruments are reported on the Consolidated Balance Sheets at fair value, and changes in a derivative's fair value are recognized currently in earnings unless specific hedge criteria are met. Fair value estimates are based on relevant market information, including current market rates and prices, assuming adequate market liquidity. Fair value estimates for interest rate and cross-currency swaps were calculated by the Company or with the assistance of high-quality, third-party financial institutions known to be high volume participants in this market.

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

        As part of managing the exposure to changes in market interest rates, the Company has historically entered into various interest rate swap transactions with financial institutions acting as principal counterparties. To ensure both appropriate use as a hedge and hedge accounting treatment, all derivatives entered into were designated according to a hedge objective against specified forecasted interest payments on specifically underwritten debt issuances. The Company's primary hedge objectives include the conversion of fixed-rate liabilities to variable rates. The derivative financial instruments associated with these objectives are designated and accounted for as fair value hedges.

        As part of managing the exposure to changes in foreign currency exchange rates, the Company utilizes forward and option contracts with financial institutions acting as principal counterparties. The objective of these derivative contracts is to minimize impacts to cash flows associated with intercompany loans, notes receivable and accounts payable, and forecasted transactions due to changes in foreign currency exchange rates.

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

        In assessing the current and potential future risk attributable to interest rate movements, during the fourth quarter of 2006, the Company terminated interest rate swaps and cross currency agreements with an aggregate notional value of $2.5 billion. The fair value of the swaps at the time of termination was a net gain of $10 million. As the interest rate swaps were designated as hedging instruments of outstanding debt, the net deferred loss of $26 million will be recognized in earnings over the remaining term of the related debt instrument. The remaining agreements were terminated during the first quarter of 2007.

Interest Rate Exposures

        The Company historically utilized interest rate swap agreements to manage its exposure to interest rate risk. During the first quarter of 2007, the Company terminated the interest rate swaps. Since the interest rate swaps were designated as hedging instruments of outstanding debt, the related loss will be amortized over the remaining life of the related debt instruments. Prior to termination, the mark-to-market effects of both the interest rate swap agreements and the underlying debt obligations were recorded in interest expense and are directly offsetting to the extent the hedges are effective.

        In addition, the Company historically utilized interest rate and foreign currency swap agreements ("cross currency swaps") to manage its exposure to interest rate risk and foreign currency exposure on loans denominated in foreign currency. During the first quarter of 2007, the Company terminated these agreements. The settlement of the swaps terminated during the first quarter of 2007 along with $17 million of swaps in a gain position that were terminated in the fourth quarter of 2006 resulted in a net cash inflow of $63 million in the first quarter of 2007. In connection with the debt tender offer, $9 million of unamortized loss on interest rate swaps was accelerated and recorded as a loss on retirement of debt and included in other expense, net (see Note 13). At September 28, 2007 there were no cross-currency or interest rate swaps outstanding. Prior to termination, the mark-to-market effects on the interest rate and foreign currency swaps were recorded in interest expense and selling, general and administrative expenses, respectively, and directly offset the corresponding changes in the fair value of the hedged items to the extent the hedges were effective. The ineffective portion of the hedge was not material.

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

        Tyco uses various options, swaps, and forwards not designated as hedging instruments, to manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions denominated in certain foreign currencies. For derivatives not designated as hedging instruments, the Company records changes in fair value in selling, general and administrative expenses in the income statement in the period of change. The fair value of these instruments totaled $95 million at September 28, 2007.

        In December 2006, due to required changes to the legal entity structure to facilitate the Separation, the Company determined that it would no longer consider certain intercompany foreign currency transactions to be long-term investments. As a result, the related foreign currency transaction gains and losses on such investments were recorded in the income statement subsequent to this determination rather than to the currency translation component of shareholders' equity. Forward contracts that were previously designated as hedges of these net investments, continued to be used to manage this exposure but were no longer designated as net investment hedges. The remaining forward and option contracts are marked to market with changes in the derivatives' fair value recognized in the income statement.

        Previously, the Company hedged its net investment in certain foreign operations. Changes in the fair value of forward contracts qualifying as net investment hedges are reported in the cumulative translation adjustment component of accumulated other comprehensive income to the extent the hedges are effective. The cumulative translation adjustment component of other comprehensive income includes a net loss of $299 million and $91 million during 2007 and 2006, respectively, for hedges of the foreign currency exposure of the Company's net investment in certain foreign operations. In connection with the Separation and the debt tender, the Company de-designated its 6.125% Euro denominated public notes due 2007 on March 29, 2007, its 5.5% Euro denominated public notes due 2008 and its 6.5% British Pound denominated public notes due 2031 on May 21, 2007, that had previously been considered as hedges of net investments in certain foreign operations. At September 28, 2007, the Company did not hedge its net investments in foreign operations, and all of its outstanding borrowings were denominated in U.S. dollars.

Convertible Debentures

        Given the potential requirement to convert the Company's 3.125% convertible senior debentures into shares of Covidien and Tyco Electronics, the Separation and Distribution Agreement provides for Covidien and Tyco Electronics to deliver such shares as needed. Tyco recorded an asset for the fair value of the Covidien and Tyco Electronics shares required to satisfy the obligation to the debenture holders. Tyco also recorded the related conversion option as a liability at fair value. These amounts were established with an offset to shareholders' equity in connection with the Separation. During the fourth quarter of 2007, Tyco recorded a $3 million credit to other expense, net for the changes in fair value of the asset and the conversion option. At September 28, 2007, the fair value of the asset and the conversion option liability were $19 million and $15 million, respectively.

16.    Commitments and Contingencies

        The Company has facility, vehicle and equipment leases that expire at various dates through the year 2027. Rental expense under these leases was $410 million, $390 million, and $405 million for 2007, 2006 and 2005, respectively. The Company also has facility and equipment commitments under capital leases.

        Following is a schedule of minimum lease payments for non-cancelable leases as of September 28, 2007 ($ in millions):

	Operating Leases	Capital Leases
2008	$291	$14
2009	226	12
2010	171	10
2011	123	8
2012	72	6
Thereafter	157	55

	$1,040	105

Less: amount representing interest		41

Total minimum lease payments		$64

        The Company also has purchase obligations related to commitments to purchase certain goods and services. At September 28, 2007, such obligations were as follows: $114 million in 2008, $7 million in 2009, $3 million in 2010 and $0 million thereafter.

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

        Tyco has assumed 27%, Covidien has assumed 42% and Tyco Electronics has assumed 31% of certain Tyco pre-Separation contingent and other corporate liabilities, which include securities class action litigation, ERISA class action litigation, certain legacy tax contingencies and any actions with respect to the spin-offs or the distributions made or brought by any third party except for litigation related to our public debt. Any amounts relating to these contingent and other corporate liabilities paid by Tyco after the spin-offs that are subject to the allocation provisions of the Separation and Distribution Agreement will be shared among Tyco, Covidien and Tyco Electronics pursuant to the same allocation ratio. As described in the Separation and Distribution Agreement, Tyco, Tyco Electronics and Covidien are jointly and severally liable for all amounts relating to the previously disclosed securities class action settlement. All costs and expenses that Tyco incurs in connection with the defense of such litigation, other than the amount of any judgment or settlement, which will be allocated in the manner described above, will be borne equally by Covidien, Tyco Electronics and Tyco.

Class Actions and Class Action Settlement

        As a result of actions taken by certain of the Company's former senior corporate management, Tyco, some members of the Company's former senior corporate management, including former members of its Board of Directors and former General Counsel are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws. In addition, Tyco, certain of its current and former employees, some members of the Company's former senior corporate management and some former members of the Company's Board of Directors also are named as defendants in several Employee Retirement Income Security Act ("ERISA") class actions. The Company is generally obligated to indemnify its directors and officers and its former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, the Company's insurance carriers may decline coverage, or the Company's coverage may be insufficient to cover its expenses and liability, in some or all of these matters.

        On May 14, 2007, Tyco entered into a Memorandum of Understanding with plaintiffs' counsel in connection with the settlement of 32 purported securities class action lawsuits. The Memorandum of Understanding does not resolve all securities cases, and several remain outstanding. In addition, the proposed settlement does not release claims arising under ERISA and the lawsuits arising thereunder.

        Under the terms of the Memorandum of Understanding, the plaintiffs agreed to release all claims against Tyco, the other settling defendants and ten other individuals in consideration for the payment of $2.975 billion from Tyco to the certified class. The parties to the Memorandum of Understanding have applied to the court for approval of the settlement agreement. On July 13, 2007, the U. S. District Court in Concord, New Hampshire granted preliminary approval of the settlement. On November 2, 2007, the final fairness hearing for the class settlement was held. The Court indicated it would approve the settlement and stated a formal ruling would be issued in a few weeks. If the settlement agreement does not receive final court approval, the Memorandum of Understanding will be null and void. By December 28, 2007, class participants must file their proofs of claim demonstrating their right to recovery under the class settlement.

        The deadline for deciding not to participate in the class settlement was September 28, 2007. As of such date, Tyco had received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. These individuals and entities may pursue their claims separately against Tyco and any judgments resulting from such claims would not reduce the settlement amount. One entity, Franklin Mutual Advisers, LLC, has filed a complaint against Tyco on September 24, 2007 in an action styled Franklin Mutual Advisers, LLC v. Tyco International Ltd. in the United States District Court for the District of New Jersey alleging violations of Section 11 of the Securities Act of 1933, 15 U.S.C. Sec. 77(b), Section 10(b) of the Securities and Exchange Act of 1934, 15 U.S.C. Sec. 78(b), and Rule 10b-5 promulgated thereunder and Section 18 of the Securities and Exchange Act of 1934, 15 U.S.C. Sec. 78(k) in connection with the plaintiffs' purchases and sales of Tyco securities between June 4, 2001 and April 30, 2002. The plaintiffs seek unspecified compensatory damages and reasonable attorneys' fees and costs. Tyco has requested that this action be transferred to the United States District Court for the District of New Hampshire. Tyco intends to vigorously defend the litigation. It is not possible at this time to predict the final outcome or to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of the Franklin matter or other unasserted claims from individuals that have opted-out.

        Under the terms of the Separation and Distribution Agreement entered into in connection with the Separation, each of Tyco, Covidien and Tyco Electronics are jointly and severally liable for the full amount of the class action settlement and any judgments resulting from opt-out claims. Additionally, under the Separation and Distribution Agreement, the companies share in the liability and related escrow accounts, with Tyco assuming 27%, Covidien 42% and Tyco Electronics 31% of the settlement amount.

        Tyco incurred a charge to expense, for which no tax benefit is available, and a current liability of $2.975 billion in 2007. The Company has also recovered or expects to recover certain of these costs from insurers. As such, the Company recorded $113 million of recoveries in connection with the class action settlement in its Consolidated Statements of Operations. Tyco borrowed under its unsecured bridge and credit facilities to fund the liability and placed the proceeds in escrow for the benefit of the class. In connection with the Separation, Covidien and Tyco Electronics assumed their portion of the related borrowing. The escrow accounts will earn interest that is payable to the class. Interest is also accrued on the class action settlement liability. Based on the Separation and Distribution Agreement, at September 28, 2007 Tyco had a receivable from Covidien and Tyco Electronics for their portion of the liability of $1,257 million and $927 million, respectively, and a payable to Covidien and Tyco Electronics for their interest in the escrow accounts. Receivables and payables that pertain to the class action settlement and related escrow accounts with the same counterparty are presented net in the consolidated balance sheet. Tyco's portion of the liability is $808 million. Additionally, Tyco has paid $73 million and recorded payables of $9 million at September 28, 2007, with an offset to shareholders' equity for amounts due to Covidien and Tyco Electronics for their portion of the insurance recovery.

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

Investigations

        The Company and others have received various subpoenas and requests from the SEC's Division of Enforcement, the United States Department of Labor, state departments of labor, the General Service Administration and others seeking the production of voluminous documents in connection with various investigations into the Company's governance, management, operations, accounting and related controls. The Department of Labor is investigating Tyco and the administrators of certain of its benefit plans. The Company cannot predict when these investigations will be completed, nor can the Company predict what the results of these investigations may be. It is possible that the Company will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government entities or instrumentalities (which in turn could negatively impact the Company's business with non-governmental customers) or suffer other penalties or adverse impacts, each of which could have a material adverse effect on the Company's business. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of these matters.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 28, 2007, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $36 million to $63 million. As of September 28, 2007, Tyco concluded that the best estimate within this range is approximately $40 million, of which $11 million is included in accrued and other current liabilities and $29 million is included in other liabilities on Tyco's Consolidated Balance Sheets. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

        Tyco has recorded asset retirement obligations ("AROs") according to the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," and FIN No. 147 for the estimated future costs associated with legal obligations to retire certain assets. As of September 28, 2007 and September 29, 2006, the Company's AROs were $13 million in both periods. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows. See further discussions on the implementation of FIN No. 47 in Note 7.

Asbestos Matters

        Tyco and some of its subsidiaries and certain subsidiaries of Covidien are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. Pursuant to the Separation and Distribution Agreement, Covidien has assumed all liabilities for pending cases filed against Covidien's subsidiaries. Consistent with the national trend of increased asbestos-related litigation, the Company has observed an increase in the number of these lawsuits in the past several years. A limited number of the cases allege premises liability, based on claims that individuals were exposed to asbestos while on a subsidiary's property. A majority of the cases involve product liability claims, based principally on allegations of past distribution of heat-resistant industrial products incorporating asbestos or the past distribution of industrial valves that incorporated asbestos- containing gaskets or packing. Each case typically names between dozens to hundreds of corporate defendants.

        Tyco's involvement in asbestos cases has been limited because its subsidiaries did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. The Company will continue to vigorously defend the lawsuits that have been filed against it and its subsidiaries. To date, the Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims. When appropriate, the Company settles claims; however, the total amount paid in any year to settle and defend all asbestos claims has been immaterial. As of September 28, 2007, there were approximately 5,600 asbestos liability cases pending against the Company and its subsidiaries.

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

        Under the Tax Sharing Agreement, with certain exceptions, Tyco generally is responsible for the payment of 27% of any additional U.S. income taxes that are required to be paid to a U.S. tax authority as a result of a U.S. tax audit of Covidien's, Tyco Electronics' or Tyco's subsidiaries' income tax returns for all periods prior to the spin-offs.

        Under the Tax Sharing Agreement, the Company shares responsibility for certain of Tyco's, Covidien's and Tyco Electronics' income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and Tyco Electronics share 27%, 42% and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and Tyco Electronics' U.S. income tax returns. All costs and expenses associated with the management of these shared tax liabilities are shared equally among the parties. At September 28, 2007, Tyco has recorded a receivable from Covidien and Tyco Electronics of $103 million reflected in other assets as our estimate of their portion of the Tax Sharing obligations with an offset to shareholders' equity. Other liabilities include $543 million for the fair value of Tyco's obligations under the Tax Sharing Agreement, determined in accordance with FIN 45 recognized with an offset to shareholders' equity.

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

        During the third quarter of 2007, the IRS concluded its field examination of certain of Tyco's U.S. federal income tax returns for the years 1997 through 2000 and issued anticipated Revenue Agents' Reports ("RARs") which reflect the IRS' determination of proposed tax adjustments for the periods under audit. The RARs propose tax audit adjustments to certain of the Company's previously filed tax return positions, all of which the Company expected and previously assessed at each balance sheet date. Accordingly, the Company has made no additional provision during the year ended September 28, 2007 as a result of the proposed audit adjustments in the RARs.

        The Company has agreed with the IRS on adjustments totaling $498 million, with an estimated cash impact to the Company of $458 million, and during the third quarter of 2007, the Company paid $458 million, of which $163 million relates to the Company's discontinued operations. The Company appealed other proposed tax audit adjustments totaling approximately $1 billion, and, as Audit Managing Party as specified in the Tax Sharing Agreement, the Company intends to vigorously defend its prior filed tax return positions. The Company continues to believe that the amounts recorded in its financial statements relating to these tax adjustments are sufficient. However, the ultimate resolution of these matters is uncertain and could result in a material impact to the Company's financial position, results of operations or cash flows. In addition, ultimate resolution of these matters could result in the Company filing amended U.S. federal income tax returns for years subsequent to the current 1997 to 2000 audit period and could have a material impact on the Company's effective tax rate in future reporting periods.

        Additionally, the IRS proposed civil fraud penalties against a prior subsidiary that was distributed to Tyco Electronics arising from alleged actions of former executives in connection with certain intercompany transfers of stock of Simplex Technologies in 1998 and 1999. Based on statutory guidelines, we estimate the proposed penalties could range between $30 million and $50 million. The Company as Audit Managing Party will vigorously oppose the assertion of such penalties against Tyco Electronics, in part, because beginning in 2003 the Company discovered, investigated and reported the conduct at issue to the IRS and fully cooperated in the criminal prosecution of the Company's former Chief Tax Officer on a charge of willful filing of a false tax return.

Compliance Matters

        Tyco has received and responded to various allegations and other information that certain improper payments were made by Tyco subsidiaries in recent years. As previously reported, we have been informed that two subsidiaries in our Flow Control business in Italy have been named in a request for criminal charges filed by the Milan public prosecutor's office. Tyco has reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to the allegations. Tyco also informed the DOJ and the SEC that it has retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), that it would continue to make periodic progress reports to these agencies, and that it would present its factual findings upon conclusion of the baseline review. The Company has and will continue to communicate with the DOJ and SEC to provide updates on the baseline review being conducted by outside counsel, including, as appropriate, briefings concerning additional instances of potential improper payments identified by the Company in the course of its ongoing compliance activities. Covidien and Tyco Electronics agreed, in connection with the Separation, to cooperate with the Company in its response to these allegations. To date, the baseline review has revealed that some business practices may not comply with Tyco and FCPA requirements. At this time, Tyco cannot predict the outcome of these matters and other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of these matters. However, it is possible that the Company may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its financial position, results of operations or cash flows.

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

Indenture Trustee Litigation

        On June 4, 2007, The Bank of New York ("BONY"), as indenture trustee under the indentures dated as of June 9, 1998 and November 12, 2003, of Tyco International Group S.A. ("TIGSA"), a wholly-owned subsidiary of Tyco, commenced an action against TIGSA and Tyco in the United States District Court for the Southern District of New York. BONY served an amended complaint on October 18, 2007, which added Tyco International Finance S.A. ("TIFSA") as an additional defendant. As amended, the complaint alleges that the Separation breached the indentures and seeks damages on behalf of noteholders in excess of $4.1 billion, consisting of principal plus accrued interest on the notes issued under the indentures, plus a "make-whole" amount payable under the indentures in the event of early redemption of the notes. The amended complaint also seeks a judgment declaring that BONY was not required to sign supplemental indentures proposed by TIGSA, TIFSA and Tyco in connection with the Separation. BONY also seeks a declaratory judgment that TIGSA is obligated to pay BONY reasonable compensation and to reimburse BONY for all reasonable expenses, including attorneys' fees incurred in connection with the Separation and in resolving the proper interpretation of the indentures. On November 15, 2007, Tyco and TIFSA filed counterclaims against BONY, alleging that its refusal to sign the supplemental indentures in connection with the Separation and the filing of the amended complaint constituted a breach of the indentures and a breach of the duty of good faith and fair dealing implied in the indentures. They seek unspecified damages on these claims. Tyco and TIFSA also seek a declaratory judgment that no default has occurred and that BONY is required to sign the supplemental indentures.

        On November 8, 2007, BONY delivered to the Company a Notice of Events of Default, claiming that the actions taken by the Company in connection with the Separation constitute events of default under the indentures. The claims made in the Notice of Events of Default are the same as those alleged by BONY in the litigation, and the Company continues to believe that no default or event of default has occurred. The indentures provide for a 90-day cure period following delivery of the notice of default, after which BONY could declare any outstanding amounts under the indentures immediately due and payable. We would contest such an acceleration.

        TIGSA, TIFSA and Tyco continue to believe that the Separation and the proposed supplemental indentures are permitted under the indentures and that no "make-whole" amount is payable. The Company intends to vigorously defend the claims of default and believes it will prevail in legal proceedings.

        If we did not have liquidity available to repay the outstanding debt under the 1998 and 2003 indentures under our 364-day bridge facility, such an acceleration of the outstanding notes would have permitted a majority of the lenders under each of our bank and letter of credit facilities to demand repayment of amounts outstanding under those facilities, and to terminate their commitments to extend additional credit thereunder. As a result, on November 27, 2007, the Company secured additional firm commitments from certain of its lenders under the bridge facility, providing the Company with additional borrowings of up to $4.0 billion to repay such notes. The additional commitments expire on, and any borrowings under the facility would mature on, November 25, 2008. The facility may only be used to repay, settle or otherwise extinguish the amounts required to be paid in connection with the litigation with BONY.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent court appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million, and the quarterly withdrawal liability payments are $1.1 million commencing on August 1, 2007. SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment by timely filing for arbitration. Accordingly, the Company has made no provision for this contingency in its Consolidated Financial Statements.

Other Matters

        Earth Tech v. City of Phoenix is a contract dispute arising from Earth Tech's contract with the City of Phoenix, Arizona for expansion of the City's 91st Avenue Waste Water Treatment Plant. On December 21, 2005, Earth Tech filed a lawsuit against the City of Phoenix in the Maricopa County Superior Court alleging $3 million in damages plus interest for the City's failure to pay dewatering and computer systems costs related to the 91st Avenue project. After the City rejected Earth Tech's administrative claim against the City, Earth Tech filed and served a First Amended Complaint upon the City of Phoenix. In its First Amended Complaint, Earth Tech alleged eighteen causes of action and requested the following: (i) a recovery of at least $73 million for the value of the services performed by Earth Tech in connection with the contract; (ii) a rescission of the contract; (iii) an equitable adjustment of the Contract price for additional dewatering services and the Computer Control System; and (iv) costs for demobilization and termination of the contract. The City of Phoenix filed a Motion to

Dismiss rather than filing an answer to the First Amended Complaint on May 18, 2006. The Court granted the City's Motion to Dismiss without prejudice on September 19, 2006 allowing Earth Tech 30 days to file a Second Amended Complaint. Earth Tech filed its Second Amended Compliant against the City of Phoenix on September 25, 2006. In connection with this matter, the Company has assets, which it has assessed as recoverable, of $50 million at September 28, 2007 and September 29, 2006.

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

        The Presiding Judge of Maricopa County Superior Court on July 11, 2006 consolidated all of the pending lawsuits related to this dispute on the Court's complex litigation docket. On June 6, 2007, the Court granted Earth Tech's motion for partial summary judgment, ordering that application of Arizona's Prompt Payment Act was appropriate and that any material inconsistencies in the contract be resolved in favor of the Act's requirements. On October 19, 2007, Earth Tech filed a second motion related to the Prompt Payment Act, arguing that the City of Phoenix breached its contract with Earth Tech by failing to make payment on a Payment Application that was deemed certified and approved under the Prompt Payment Act. The Court is likely to rule on the motion sometime in the spring of 2008. Tyco cannot predict the outcome of this matter and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of this matter.

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

        Sensormatic Security Corp. v. Sensormatic Electronics Corp., ADT Security Services, Inc. and Wallace Computer Services, Inc. In April 2002, litigation was commenced in the United States District Court for the District of Maryland by a Sensormatic franchisee, Sensormatic Security Corp. ("SSC"), alleging breach of contract against Sensormatic and tortuous interference with contract against ADT and Wallace Computer Services, Inc., a party unrelated to Tyco. The litigation was based on allegedly unpaid commissions under a franchise agreement. The lawsuit also alleges that Sensormatic improperly authorized third parties (including ADT and Wallace) to sell in SSC's exclusive territory of Maryland, Virginia and the District of Columbia. Sensormatic has agreed to indemnify Wallace. SSC seeks an accounting, monetary damages (including punitive damages against ADT and Wallace), and injunctive relief. Sensormatic and ADT have denied SSC's allegations and asserted affirmative defenses. Sensormatic also filed a counterclaim seeking recovery of overpayments made to SSC. On September 7, 2006, the trial court denied in part and granted in part the parties' cross motions for summary judgment. Among other things, the Court ruled that SSC has the right to commissions on all Sensormatic CCTV products (not just SensorVision systems) if sold for automatic theft detection in the franchise territory and SSC has the right to commissions on CCTV indirect sales if sold for automatic theft detection in the franchise territory. Sensormatic and ADT intend to appeal those rulings. Sensormatic and ADT will continue to vigorously defend the litigation. While it is not possible at this time to predict the final outcome of this dispute, Tyco does not believe this action will have a material adverse effect on its financial position, results of operations or cash flows.

        The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or cash flows.

17.    Retirement Plans

        In September 2006, the FASB issued SFAS No. 158. SFAS No. 158 requires the recognition of the funded status of defined benefit pension and other postretirement benefit plans on the Company's Consolidated Balance Sheets. SFAS No. 158 requires recognition of the actuarial gains or losses and prior service costs that have not yet been included in net periodic benefit cost as a component of accumulated other comprehensive income, net of tax. The Company adopted the recognition and disclosure provisions of SFAS No. 158 on September 28, 2007. The Company uses a measurement date of August 31st.

        The table below presents the incremental effect of applying SFAS No. 158 on individual line items in the Consolidated Balance Sheet at September 28, 2007 ($ in millions):

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Prepaid expenses and other current assets	$1,350	$(172)	$1,178
Intangible assets, net	2,707	(10)	2,697
Other assets	2,428	98	2,526
Accrued and other current liabilities	2,898	23	2,921
Other liabilities	3,943	4	3,947
Accumulated other comprehensive income	454	111	565

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

        In connection with the Separation, the Company legally separated certain pension plans that included participants of Tyco Healthcare, Tyco Electronics and other subsidiaries. As a result, the Company remeasured the assets and projected benefit obligation of the separated pension plans. The impact of the remeasurement on continuing operations was immaterial. Also, during 2007, the Company completed the merger of certain pension plans in the United Kingdom, which resulted in an increase to the minimum pension liability with a corresponding decrease to accumulated other comprehensive income of $10 million, net of income taxes.

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans for 2007, 2006 and 2005 is as follows ($ in millions):

	U.S. Plans			Non-U.S. Plans
	2007	2006	2005	2007	2006	2005
Service cost	$9	$11	$8	$48	$39	$37
Interest cost	47	43	42	74	61	60
Expected return on plan assets	(56)	(55)	(51)	(74)	(61)	(50)
Amortization of initial net asset obligation	—	—	—	(1)	(1)	(1)
Amortization of prior service cost (credit)	1	1	1	(3)	(2)	(1)
Amortization of net actuarial loss	12	18	14	30	25	23
Plan settlements, curtailments and special termination benefits	—	—	—	2	1	—

Net periodic benefit cost	$13	$18	$14	$76	$62	$68

Weighted-average assumptions used to determine net pension cost during the period:
Discount rate	6.0%	5.3%	6.0%	4.9%	4.8%	5.3%
Expected return on plan assets	8.0%	8.0%	8.0%	7.0%	7.1%	7.0%
Rate of compensation increase	4.0%	4.0%	4.3%	4.1%	3.9%	3.9%

        The estimated net loss and prior service cost for U.S. pension benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are expected to be $6 million and $1 million, respectively.

        The estimated net loss and prior service credit for non-U.S. pension benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are expected to be $20 million and $3 million, respectively.

        The change in benefit obligations, plan assets and the amounts recognized on the Consolidated Balance Sheets for all U.S. and non-U.S. defined benefit plans at September 28, 2007 and September 29, 2006 is as follows ($ in millions):

	U.S. Plans		Non-U.S. Plans
	2007	2006	2007	2006
Change in benefit obligations:
Benefit obligations at beginning of year	$803	$816	$1,495	$1,276
Service cost	9	11	48	39
Interest cost	47	43	74	61
Employee contributions	—	—	6	6
Plan amendments	2	—	(8)	—
Actuarial (gain) loss	(42)	(26)	(115)	76
Transfer	7	—	—	—
Benefits and administrative expenses paid	(43)	(41)	(58)	(49)
Plan settlements, curtailments and special termination benefits	—	—	(8)	(2)
Currency translation	—	—	102	88

Benefit obligations at end of period	$783	$803	$1,536	$1,495

Change in plan assets:
Fair value of plan assets at beginning of year	$720	$700	$993	$848
Actual return on plan assets	76	57	80	86
Employer contributions	5	4	111	44
Employee contributions	—	—	6	6
Transfer	7	—	—	—
Plan settlements, curtailments and special termination benefits	—	—	(9)	(2)
Benefits and administrative expenses paid	(43)	(41)	(58)	(49)
Currency translation	—	—	70	60

Fair value of plan assets at end of period	$765	$720	$1,193	$993

Funded status	$(18)	$(83)	$(343)	$(502)
Unrecognized net actuarial loss	—	217	—	499
Unrecognized prior service cost (credit)	—	8	—	(31)
Unrecognized transition asset	—	—	—	(6)
Contributions after the measurement date	—	—	5	3

Net amount recognized	$(18)	$142	$(338)	$(37)

	U.S. Plans		Non-U.S. Plans
	2007	2006	2007	2006
Amounts recognized on the Consolidated Balance Sheets:
For the years before the adoption of the funded status provisions of SFAS No. 158:
Prepaid benefit credit		$—		$1
Accrued benefit cost		(74)		(437)
Intangible asset		8		2
Accumulated other comprehensive income		208		397

Net amount recognized		$142		$(37)

For the years after the adoption of the funded status provisions of SFAS No. 158:
Non-current assets	$26		$2
Current liabilities	(4)		(13)
Non-current liabilities	(40)		(327)

Net amount recognized	$(18)		$(338)

Amounts recognized in accumulated other comprehensive income (before taxes) consist of:
Transition obligation	$—		$(6)
Prior service cost (credit)	9		(38)
Net actuarial loss	143		377

Total amount recognized	$152		$333

Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	6.3%	6.0%	5.6%	4.9%
Rate of compensation increase	4.0%	4.0%	4.4%	4.1%

        The accumulated benefit obligation for all U.S. plans as of September 28, 2007 and September 29, 2006 was $776 million and $795 million, respectively. The accumulated benefit obligation for all non-U.S. plans as of September 28, 2007 and September 29, 2006 was $1,468 million and $1,413 million, respectively.

        The accumulated benefit obligation and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $111 million and $67 million, respectively, at September 28, 2007 and $794 million and $719 million, respectively, at September 29, 2006.

        The accumulated benefit obligation and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $1,278 million and $988 million, respectively, at September 28, 2007 and $1,402 million and $980 million, respectively, at September 29, 2006.

        The aggregate benefit obligation and fair value of plan assets for U.S. pension plans with benefit obligations in excess of plan assets were $111 million and $67 million, respectively, at September 28, 2007, and $802 million and $719 million, respectively, at September 29, 2006.

        The aggregate benefit obligation and fair value of plan assets for non-U.S. pension plans with benefit obligations in excess of plan assets were $1,519 million and $1,175 million, respectively, at September 28, 2007, and $1,492 million and $989 million, respectively, at September 29, 2006.

        In determining the expected return on plan assets, the Company considers the relative weighting of plan assets by class and individual asset class performance expectations as provided by its external advisors.

        The Company's investment strategy for its pension plans is to manage the plans on a going-concern basis. Current investment policy is to achieve a superior return on assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants. For U.S. pension plans, this policy targets a 60% allocation to equity securities and a 40% allocation to debt securities. Various asset allocation strategies are in place for non-U.S. pension plans, with a weighted-average target allocation of 52% to equity securities, 43% to debt securities and 5% to other asset classes, including real estate and cash equivalents.

        Pension plans have the following weighted-average asset allocations:

	U.S. Plans		Non-U.S. Plans
	2007	2006	2007	2006
Asset Category:
Equity securities	60%	60%	50%	57%
Debt securities	40%	40%	44%	36%
Real estate	—	—	3%	3%
Cash and cash equivalents	—	—	3%	4%

Total	100%	100%	100%	100%

        Although the Company does not buy or sell any of its own stock as a direct investment for its pension funds, due to external investment management of the funds, the plans may indirectly hold Tyco stock. The aggregate amount of the shares would not be considered material relative to the total fund assets.

        The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates as well as to make discretionary voluntary contributions from time-to-time. The Company anticipates that it will contribute at least the minimum required to its pension plans in 2008 of $5 million for the U.S. plans and $64 million for non-U.S. plans.

        Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows ($ in millions):

	U.S. Plans	Non-U.S. Plans
2008	$41	$52
2009	42	54
2010	44	59
2011	46	64
2012	49	70
2013-2017	269	425

        The Company also participates in a number of multi-employer defined benefit plans on behalf of certain employees. Pension expense related to multi-employer plans was $3 million, $3 million and $12 million in 2007, 2006 and 2005, respectively.

        Executive Retirement Arrangements—Messrs. Kozlowski and Swartz participated in individual Executive Retirement Arrangements maintained by Tyco (the "ERA"). Under the ERA, Messrs. Kozlowski and Swartz would have fixed lifetime benefits commencing at their normal retirement age of 65. The Company's accrued benefit obligations for Messrs. Kozlowski and Swartz as of September 28, 2007 were $71 million and $36 million, respectively. The Company's accrued benefit obligations for Messrs. Kozlowski and Swartz as of September 29, 2006 were $66 million and $34 million, respectively. Retirement benefits are available at earlier ages and alternative forms of benefits can be elected. Any such variations would be actuarially equivalent to the fixed lifetime benefit starting at age 65. Amounts owed to Messrs. Kozlowski and Swartz under the ERA are in dispute by the Company.

        Defined Contribution Retirement Plans—The Company maintains several defined contribution retirement plans, which include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $78 million, $73 million and $67 million for 2007, 2006 and 2005, respectively. The Company also maintains an unfunded Supplemental Executive Retirement Plan ("SERP"). This plan is nonqualified and restores the employer match that certain employees lose due to IRS limits on eligible compensation under the defined contribution plans. Expense related to the SERP was $3 million in 2007, $2 million in 2006 and $3 million in 2005.

        Deferred Compensation Plans—The Company has nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to a number of funds in the Company's 401(k) plans and the account balance fluctuates with the investment returns on those funds. Deferred compensation expense was $13 million, $6 million and $7 million in 2007, 2006 and 2005, respectively. Total deferred compensation liabilities were $100 million and $91 million at September 28, 2007 and September 29, 2006, respectively.

        Rabbi Trusts—The Company has rabbi trusts, the assets of which may be used to pay non-qualified plan benefits. The trusts primarily hold corporate-owned life insurance policies, cash and cash equivalents, and debt and equity securities. During 2007, the Company, as permitted under the trust agreement, sold substantially all of the assets from one of the trusts and received $271 million of proceeds. At September 28, 2007 and September 29, 2006, trust assets totaled $2 million and $265 million, respectively. The cash surrender value of the life insurance policies, net of outstanding loans, included in the rabbi trust was $224 million at September 29, 2006. The rabbi trust assets, which are consolidated, are subject to the claims of the Company's creditors in the event of the Company's insolvency. Plan participants are general creditors of the Company with respect to these benefits.

        Postretirement Benefit Plans—The Company generally does not provide postretirement benefits other than pensions for its employees. However, certain acquired operations provide these benefits to employees who were eligible at the date of acquisition, and a small number of U.S. and Canadian operations provide on going eligibility for such benefits.

        Net periodic postretirement benefit cost for 2007, 2006 and 2005 is as follows ($ in millions):

	2007	2006	2005
Service cost	$1	$1	$1
Interest cost	4	3	4
Amortization of prior service credit	(1)	—	(1)
Amortization of net actuarial gain	(2)	(3)	(4)

Net periodic postretirement benefit cost	$2	$1	$—

Weighted-average assumptions used to determine net postretirement benefit cost during the period:
Discount rate	5.7%	4.8%	5.5%

        The components of the accrued postretirement benefit obligations, substantially all of which are unfunded at September 28, 2007 and September 29, 2006, are as follows ($ in millions):

	2007	2006
Change in benefit obligations:
Benefit obligations at beginning of year	$67	$73
Service cost	1	1
Interest cost	3	3
Actuarial loss (gain)	6	(2)
Benefits paid	(7)	(9)
Currency translation	1	1

Benefit obligations at end of year	$71	$67

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	7	9
Benefits paid	(7)	(9)

Fair value of plan assets at end of year	$—	$—

Funded status	$(71)	$(67)
Unrecognized net actuarial loss	—	(16)
Unrecognized prior service credit	—	(4)

Net amount recognized	$(71)	$(87)

	2007	2006
Amounts recognized on the Consolidated Balance Sheets:
For the years before the adoption of the funded status provisions of SFAS No. 158:
Accrued benefit cost		$(87)

Net amount recognized		$(87)

For the years after the adoption of the funded status provisions of SFAS No. 158:
Current liabilities	$(7)
Non-current liabilities	(64)

Net amount recognized	$(71)

Amounts recognized in accumulated other comprehensive income (before taxes) consist of:
Prior service credit	$(3)
Net actuarial gain	(8)

Total amount recognized	$(11)

Weighted-average assumptions used to determine postretirement benefit obligations at year end:
Discount rate	6.0%	5.7%

        The Company expects to make contributions to its postretirement benefit plans of $7 million in 2008.

        Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows ($ in millions):

2008	$7
2009	7
2010	7
2011	7
2012	6
2013-2017	29

        For measurement purposes, a 10.0% and 11.4% composite annual rate of increase in the per capita cost of covered health care benefits was assumed at September 28, 2007 and September 29, 2006, respectively. At September 28, 2007 and September 29, 2006, the composite annual rate of increase in health care benefit costs was assumed to decrease gradually to 5.0% by the year 2013 and remain at that level thereafter. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects ($ in millions):

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	4	(4)

        In December 2003, the US enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Certain of the Company's retiree medical programs already provided prescription drug coverage for retirees over age 65 that were at least as generous as the benefits provided under Medicare. This Act reduces the Company's obligation in these instances. The Company included the effects of the Act in the Consolidated Financial Statements by reducing net periodic benefit cost by $5 million for 2005, and reflecting an actuarial gain which reduced its accumulated postretirement benefit obligation by approximately $30 million at September 30, 2005.

18.    Shareholders' Equity

        Preference Shares—Tyco has authorized 31,250,000 preference shares, par value of $4 per share, none of which were issued and outstanding at September 28, 2007 and September 29, 2006. Rights as to dividends, return of capital, redemption, conversion, voting and otherwise with respect to the preference shares may be determined by Tyco's Board of Directors on or before the time of issuance. In the event of the liquidation of the Company, the holders of any preference shares then outstanding would be entitled to payment to them of the amount for which the preference shares were subscribed and any unpaid dividends prior to any payment to the common shareholders.

        Dividends—On September 13, 2007 Tyco's Board of Directors approved a quarterly dividend on the Company's common shares of $0.15 per share payable on November 1, 2007 to shareholders of record of Tyco International Ltd. post Separation on October 1, 2007. Tyco paid a quarterly cash dividend of $0.05 in the first quarter of 2005 and $0.40 thereafter.

        Shares Owned by Subsidiaries—Shares owned by subsidiaries are treated as treasury shares and are recorded at cost. In connection with the Separation, all such shares were effectively retired during the third quarter of 2007 and repurchases commenced in the fourth quarter of 2007.

        Share Repurchase Program—In September 2007, Tyco's Board of Directors approved a $1.0 billion share repurchase program. In July 2005 and May 2006, Tyco's Board of Directors approved share repurchase programs of $1.5 billion and $2.0 billion, respectively. During the fourth quarter of 2007, the Company repurchased 1.3 million common shares for $56 million under the $1.0 billion share repurchase program. During the first quarter of 2007, the Company repurchased 5 million common shares for $659 million completing the $2.0 billion share repurchase program. During 2006, the Company repurchased 11 million common shares for $1.2 billion completing the $1.5 billion share repurchase program and 13 million common shares for $1.3 billion under the $2.0 billion share repurchase program. During 2005, the Company repurchased 3 million common shares for $300 million.

19.    Share Plans

        In connection with the Separation, share options were modified through the issuance of Covidien and Tyco Electronics share options. As a result of the one for four share split, share option exercise prices for the Tyco awards were adjusted. Generally, employee share options converted into share options of the employer with the exception of corporate employees whose awards converted into share options of all three companies. The revisions made to the share options as a result of the Separation constituted a modification under the provisions of SFAS No. 123R which requires a comparison of fair values of the share options immediately before the Separation and the fair values immediately after the Separation. In certain instances, the fair value immediately after the separation was higher. As a result, the modification will result in incremental compensation cost of $18 million. Of this amount, $13 million was recorded in the third quarter of 2007 for vested share options ($11 million in discontinued operations) and $2 million will be recorded in continuing operations over the remaining vesting period of the share options. The continuing operations impact was included in separation costs. Except for the changes described, the principal terms of the share options remain unchanged from the original grant.

        Also in connection with the Separation, Tyco employee restricted share awards and restricted stock units (collectively, "restricted share awards") were modified through the issuance of Covidien and Tyco Electronics restricted shares or the conversion to shares of the employer. Restricted shares and restricted share units held by employees in the company in which they are not employed are subject to accelerated vesting provisions and vest 50% on the first day of trading after the Separation and 50% six months thereafter. This accelerated vesting will result in $14 million of accelerated compensation expense for Tyco's continuing operations. Tyco recorded $12 million as selling, general and administrative expenses in the fourth quarter of 2007 and will record the remaining expense in the first quarter of 2008. Equity awards under the Save-As-You-Earn Plan (the "SAYE Plan") were not modified in connection with the Separation thereby resulting in additional compensation expense of $14 million, $5 million of which was recorded in 2007 ($2 million in discontinued operations), with the balance to be recorded over the remaining vesting period. Except for the changes described, the principal terms and conditions of restricted shares, restricted units and deferred stock units of the employees remain unchanged from the original grant.

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

        As a result of the adoption of SFAS No. 123R, the Company's selling, general and administrative expenses for the years ended September 28, 2007 and September 29, 2006 include incremental share-based compensation expense of $66 million and $82 million, respectively. Total share-based compensation cost recognized during 2007 was $297 million, which includes $155 million in selling, general and administrative expenses, $13 million in restructuring and asset impairment charges, net, $6 million in separation costs and $123 million in discontinued operations. Total share-based compensation cost recognized during 2006 was $288 million, which includes $155 million in selling, general and administrative expenses and $133 million in discontinued operations. Total share-based compensation cost recognized during 2005 was $108 million, which includes $59 million in selling, general and administrative expenses and $49 million in discontinued operations. The Company has recognized a related tax benefit associated with its share-based compensation arrangements during 2007, 2006 and 2005 of $78 million, $85 million and $36 million, respectively, of which $31 million, $41 million and $14 million is included in discontinued operations, respectively.

        Prior to October 1, 2005, the Company accounted for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the stock at the date of grant. Had the fair value based method as prescribed by SFAS No. 123 been applied by Tyco, the effect on net income and earnings per share for 2005, adjusted for the impact of the Separation and the one for four reverse stock split, would have been as follows ($ in millions, except per share data):

2005
Net income, as reported	$3,094
Add: Employee compensation expense for share options included in reported net income, net of income taxes	23
Less: Total employee compensation expense for share options determined under fair value method, net of income taxes	(169)

Net income, pro forma	$2,948

Earnings per share:
Basic—as reported	$6.15
Basic—pro forma	5.86
Diluted—as reported	5.85
Diluted—pro forma	5.60

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

        The 2004 Plan provides for a maximum of 36 million common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2004 Plan. In addition, any common shares that have been approved by the Company's shareholders for issuance under the LTIP Plans but which have not been awarded thereunder as of January 1, 2004, reduced by the number of common shares related to Awards made under the LTIP Plans between January 1, 2004 and March 25, 2004, the date the 2004 Plan was approved by shareholders, (or which have been awarded but will not be issued, owing to expiration, forfeiture, cancellation, return to the Company or settlement in cash in lieu of common shares on or after January 1, 2004) and which are no longer available for any reason (including the termination of the LTIP Plans) will also be available for issuance under the 2004 Plan. When common shares are issued pursuant to a grant of restricted share awards, deferred stock units, promissory stock, and performance units or as payment of an annual performance bonus or other stock-based award, the total number of common shares remaining available for grant will be decreased by a margin of at least 1.8 per common share issued. At September 28, 2007, there were approximately 31 million shares available for future grant under the 2004 Plan (including shares available under both the LTIP I and LTIP II Plans that are now assumable under the 2004 Plan).

        The 1994 Plan provided for the issuance of restricted stock grants to officers and non-officer employees. The 1994 Plan expired in November 2004; thus no additional grants of restricted stock have been made under this plan since November 2004 and no shares are available for future grant. At September 28, 2007, 14 million shares had been granted, of which 10 million were granted under the 2004 Plan and 4 million were granted under the 1994 Plan.

        The LTIP I Plan reserved common shares for issuance to Tyco's directors, executives and managers as share options. This plan is administered by the Compensation and Human Resources Committee of the Board of Directors of the Company, which consists exclusively of independent directors of the Company. At September 28, 2007, there were approximately 0.5 million shares originally reserved for issuance under this plan but now available for future grant under the 2004 Plan.

        The LTIP II Plan was a broad-based option plan for non-officer employees. The terms and conditions of this plan are similar to the LTIP I Plan. At September 28, 2007, there were approximately 0.1 million shares originally reserved for issuance under this plan that are now available for future grant under the 2004 Plan.

        Share Options—Options are granted to purchase common shares at prices which are equal to or greater than the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant under the 2004 Plan. Options are generally exercisable in equal annual installments over a period of three or four years and will generally expire 10 years after the date of grant.

        At September 28, 2007, approximately 250 million share options had been granted of which 138 million, 76 million and 36 million were granted under the LTIP I, LTIP II and 2004 Plans, respectively.

        The grant-date fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company's stock and implied volatility derived from exchange traded options. Post Separation, expected volatility was calculated based on an analysis of historic and implied volatility measures for a set of peer companies. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures. The weighted-average assumptions used in the Black-Scholes option pricing model for 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Expected stock price volatility	30%	34%	35%
Risk free interest rate	4.52%	4.28%	3.88%
Expected annual dividend per share	$0.58	$0.64	$0.64
Expected life of options (years)	4.7	4.2	4.1

        The weighted-average grant-date fair values of options granted during 2007, 2006 and 2005 was $15.35, $14.33, and $17.44, respectively. The total intrinsic value of options exercised during 2007, 2006 and 2005 was $163 million, $108 million and $142 million, respectively. The related excess cash tax benefit classified as a financing cash inflow for 2007 and 2006 was not significant.

        A summary of option activity as of September 28, 2007 and changes during the year then ended is presented below and has been adjusted for the conversion of Tyco share options to share options of Covidien and Tyco Electronics as well as the Separation:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 29, 2006	64,109,138	$52.24
Granted	10,260,271	49.78
Exercised	(11,141,505)	35.35
Distributed at Separation	(30,064,450)	57.04
Expired	(3,954,891)	71.82
Forfeited	(1,364,231)	50.43

Outstanding at September 28, 2007	27,844,332	50.21	6.1	$115
Vested and unvested expected to vest at September 28, 2007	26,729,393	50.19	6.0	115
Exercisable at September 28, 2007	19,009,857	49.96	4.8	115

        As of September 28, 2007, there was $93 million of total unrecognized compensation cost related to non-vested options granted. The cost is expected to be recognized over a weighted-average period of 2.7 fiscal years.

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

        Under the SAYE Plan, eligible employees in the United Kingdom are granted options to purchase shares at the end of three years of service at 85% of the market price at the time of grant. Options under the SAYE Plan are generally exercisable after a period of three years and expire six months after the date of vesting. The SAYE Plan provides for a maximum of 10 million common shares to be issued; as of September 28, 2007, there were 7 million shares available for future issuance. All of the shares purchased under the SAYE Plan are purchased on the open market.

        A summary of option activity under the SAYE Plan as of September 28, 2007 and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 29, 2006	1,361,740	$22.99
Exercised	(402,276)	23.15
Expired	(98,909)	20.03
Forfeited	(125,695)	23.04

Outstanding at September 28, 2007	734,860	23.30	1.6	$15
Vested and unvested expected to vest at September 28, 2007	699,167	23.36	1.6	15
Exercisable at September 28, 2007	33,072	23.88	—	1

        The grant-date-fair value of each option grant is estimated using the Black-Scholes option pricing model. Assumptions for expected volatility, the average expected life, and the risk-free rate were made using the same methodology as previously described under Share Options.

        The weighted-average grant-date fair values of options granted under the SAYE Plan during 2006 and 2005 was $8.80, and $12.65, respectively. The total intrinsic value of options exercised during 2007, 2006 and 2005 was $5 million, $24 million and $3 million, respectively. The related excess cash tax benefit classified as a financing cash inflow for 2007 and 2006 was not significant.

        As of September 28, 2007, there was $2 million in total unrecognized compensation cost related to non-vested options granted under the SAYE Plan. The cost is expected to be recognized over a period of 1.3 fiscal years.

        Restricted Share Awards—Restricted share awards are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant under the 2004 Plan. All restrictions on the award will lapse upon normal retirement, death or disability of the employee.

        For grants which vest based on certain specified performance criteria, the fair market value of the shares or units is expensed over the period of performance, once achievement of criteria is deemed probable. For grants that vest through passage of time, the fair market value of the award at the time of the grant is amortized to expense over the period of vesting. The fair value of restricted share awards is determined based on the market value of the Company's shares on the grant date. Restricted share awards generally vest after a period of three or four years, as determined by the Compensation Committee, upon attainment of various levels of performance that equal or exceed targeted levels, if applicable. The compensation expense recognized for restricted share awards is net of estimated forfeitures.

        Recipients of restricted shares have the right to vote such shares and receive dividends, whereas recipients of restricted units have no voting rights and receive dividend equivalents.

        A summary of the status of the Company's restricted share awards and performance shares as of September 28, 2007 and changes during the year then ended is presented in the tables below and has been adjusted for the conversion of Tyco restricted share awards and performance shares to restricted share awards and performance shares of Covidien and Tyco Electronics, the Separation and the one for four reverse stock split:

Non-vested Restricted Share Awards	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 29, 2006	2,645,475	$47.07
Granted	5,148,791	49.49
Vested	(1,279,410)	45.69
Distributed at Separation	(1,830,771)	47.67
Conversion of performance share awards to restricted awards	279,378	44.26
Forfeited	(448,309)	48.13

Non-vested at September 28, 2007	4,515,154	49.83

        The weighted-average grant-date fair value of restricted share awards granted during 2007, 2006 and 2005 was $49.49, $45.37 and $55.87, respectively. The total fair value of restricted share awards vested during 2007, 2006 and 2005 was $58 million, $26 million and $3 million, respectively.

Non-vested Performance Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 29, 2006	463,180	$44.51
Granted	625,913	59.49
Vested	(28,130)	44.37
Distributed at Separation	(226,834)	44.84
Conversion of performance share awards to restricted awards	(279,378)	44.26
Forfeited	(23,441)	50.20

Non-vested at September 28, 2007	531,310	53.36

        The total fair value of performance shares vested during 2007 was $1 million while 2006 and 2005 was insignificant.

        As of September 28, 2007, there was $144 million of total unrecognized compensation cost related to both non-vested restricted share awards and performance shares. That cost is expected to be recognized over a weighted-average period of 3.1 fiscal years.

        Deferred Stock Units—Deferred Stock Units ("DSUs") are notional units that are tied to the value of Tyco common shares with distribution deferred until termination of employment. Distribution, when made, will be in the form of actual shares. Similar to restricted share grants that vest through the passage of time, the fair value of DSUs is determined based on the market value of the Company's shares on the grant date and is amortized to expense over the vesting period. Recipients of DSUs do not have the right to vote such shares and do not have the right to receive cash dividends. However, they have the right to receive dividend equivalents. Conditions of vesting are determined at the time of grant. Under the 2004 Plan, the majority of Tyco's DSU grants vest in equal annual installments over three years. The Company has granted 1 million DSUs, all of which were outstanding at September 28, 2007.

        A summary of the status of the Company's DSUs as of September 28, 2007 and changes during the year then ended is presented below and has been adjusted for the Separation and the one for four reverse stock split:

Non-vested Deferred Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 29, 2006	125,894	$13.45
Granted	27,138	42.29
Dividend reinvestment	13,777	50.67
Vested	(166,809)	48.12

Non-vested at September 28, 2007	—	—

        The weighted-average grant-date fair value of DSUs granted during 2007, 2006 and 2005 was $42.29, $44.95 and $49.38, respectively. The total fair value of DSUs vested during 2007, 2006 and 2005 was $8 million, $4 million and $6 million, respectively. As of September 28, 2007, all DSUs are vested.

20.    Comprehensive Income

        The components of accumulated other comprehensive income are as follows ($ in millions):

	Currency Translation(1)	Unrealized (Loss) Gain on Securities(2)	Unrealized (Loss) Gain on Derivative Financial Instruments	Minimum Pension Liability(3)	Accumulated Other Comprehensive Income
Balance at September 30, 2004	$1,255	$—	$(2)	$(734)	$519
Pretax current period change	(56)	(4)	1	(279)	(338)
Income tax benefit (expense)	—	1	(1)	79	79

Balance at September 30, 2005	1,199	(3)	(2)	(934)	260
Pretax current period change	606	1	1	211	819
Income tax expense	—	—	—	(62)	(62)

Balance at September 29, 2006	1,805	(2)	(1)	(785)	1,017
Pretax current period change	883	3	1	215	1,102
Income tax expense	—	(1)	—	(77)	(78)
Distribution of Covidien and Tyco Electronics	(1,797)	—	—	321	(1,476)

Balance at September 28, 2007	$891	$—	$—	$(326)	$565

(1)
During the year ended September 28, 2007, $6 million was transferred from currency translation adjustments as a result of the sale of foreign entities. This amount is included in income from discontinued operations. During the year ended September 29, 2006, $34 million was transferred from currency translation adjustments as a result of the sale of foreign entities. This amount is included in income from discontinued operations. During the year ended September 30, 2005, $48 million was transferred from currency translation adjustments and included in income from discontinued operations.

(2)
The years ended September 29, 2006 and September 30, 2005 include a reclassification of unrealized gains of $1 million and $2 million, respectively, related to the sale of certain investments which is included in income from discontinued operations.

(3)
The year ended September 28, 2007 reflects the adoption of SFAS No. 158 of $181 million (pre-tax) and $70 million of income tax expense.

21.    Consolidated Segment and Geographic Data

        Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. In connection with the Separation, the Company has realigned its management and segment reporting structure effective March 31, 2007. The segment data presented reflects this new segment structure. The Company reports financial and operating information in the following five segments:

  •
  ADT Worldwide designs, sells, installs, services and monitors electronic security systems to residential, commercial, industrial and governmental customers.

  •
  Fire Protection Services designs, sells, installs and services fire detection and fire suppression systems to commercial, industrial and governmental customers.

  •
  Flow Control designs, manufactures, sells and services valves, pipes, fittings, valve automation and heat tracing products for the water and wastewater markets, the oil, gas and other energy markets along with general process industries.

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

        Tyco also provides general corporate services to its segments and these costs are reported as Corporate and Other.

        Selected information in the new segment structure is presented in the following tables for 2007, 2006 and 2005 ($ in millions):

	2007	2006	2005
Net revenue(1):
ADT Worldwide	$7,648	$7,205	$7,104
Fire Protection Services	3,506	3,281	3,182
Flow Control	3,766	3,135	2,806
Safety Products	1,767	1,675	1,682
Electrical and Metal Products	1,974	1,949	1,798
Corporate and Other(2)	120	91	93

	$18,781	$17,336	$16,665

(1)
Revenue by operating segment excludes intercompany transactions.

(2)
Revenue relates to certain international building products businesses.

	2007	2006	2005
Operating (loss) income:
ADT Worldwide	$842	$907	$952
Fire Protection Services	253	239	202
Flow Control	457	356	336
Safety Products	286	202	278
Electrical and Metal Products	159	319	295
Corporate and Other(1)(2)	(3,712)	(653)	(872)

	$(1,715)	$1,370	$1,191

(1)
Includes operating income of $24 million, $18 million and $18 million in 2007, 2006 and 2005, respectively, related to certain international building products businesses.

(2)
Corporate and Other in 2007 includes a net charge of $2.862 billion related to the class action settlement.

        Total assets by segment at September 28, 2007, September 29, 2006 and September 30, 2005 are as follows ($ in millions):

	2007	2006	2005
Total assets:
ADT Worldwide	$12,287	$11,297	$11,557
Fire Protection Services	2,801	3,218	3,185
Flow Control	4,422	3,818	3,575
Safety Products	3,482	3,611	3,554
Electrical and Metal Products	1,979	1,959	1,841
Corporate and Other(1)	6,875	4,883	4,891
Assets of discontinued operations	969	34,225	33,862

	$32,815	$63,011	$62,465

(1)
Includes total assets for certain international building products businesses of $99 million, $38 million and $37 million at September 28, 2007, September 29, 2006 and September 30, 2005.

        Depreciation and amortization and capital expenditures, net by segment for the years ended September 28, 2007, September 29, 2006 and September 30, 2005 are as follows ($ in millions):

	2007	2006	2005
Depreciation and amortization:
ADT Worldwide	$925	$964	$992
Fire Protection Services	30	28	27
Flow Control	62	55	55
Safety Products	95	93	93
Electrical and Metal Products	27	25	25
Corporate and Other	12	17	12

	$1,151	$1,182	$1,204

	2007	2006	2005
Capital expenditures:
ADT Worldwide	$459	$393	$357
Fire Protection Services	26	21	22
Flow Control	90	52	35
Safety Products	51	45	38
Electrical and Metal Products	29	37	29
Corporate and Other	14	10	35

	$669	$558	$516

        Net revenue by geographic area for the years ended September 28, 2007, September 29, 2006 and September 30, 2005 is as follows ($ in millions):

	2007	2006	2005
Net revenue(1):
United States	$8,884	$8,613	$8,161
Other Americas	1,445	1,358	1,255
Europe, Middle East and Africa	5,462	4,825	4,876
Asia—Pacific	2,990	2,540	2,373

	$18,781	$17,336	$16,665

(1)
Revenue is attributed to individual countries based on the reporting entity that records the transaction.

        Long-lived assets by geographic area at September 28, 2007, September 29, 2006 and September 30, 2005 are as follows ($ in millions):

	2007	2006	2005
Long-lived assets(1):
United States	$2,693	$2,621	$2,770
Other Americas	337	408	353
Europe, Middle East and Africa	611	620	676
Asia—Pacific	532	442	384
Corporate and Other	65	306	338

	$4,238	$4,397	$4,521

(1)
Long-lived assets are comprised primarily of property, plant and equipment and exclude goodwill and other intangible assets.

22.    Supplementary Statement of Operations Information

        Selected supplementary statement of operations information for the years ended September 28, 2007, September 29, 2006 and September 30, 2005 is as follows ($ in millions):

	2007	2006	2005
Research and development	$121	$112	$113
Advertising	$133	$120	$135

23.    Supplementary Balance Sheet and Cash Flow Information

        Selected supplementary balance sheet information as of September 28, 2007 and September 29, 2006 is as follows ($ in millions):

	2007	2006
Purchased materials and manufactured parts	$631	$563
Work in process	269	238
Finished goods	935	818

Inventories	$1,835	$1,619

Land	$155	$145
Buildings	729	678
Subscriber systems	5,062	4,775
Machinery and equipment	2,231	2,049
Property under capital leases(1)	56	57
Construction in progress	138	110
Accumulated depreciation(2)	(4,815)	(4,313)

Property, plant and equipment, net	$3,556	$3,501

Deferred tax asset—non-current	$1,109	$1,413
Other non-current assets	1,417	1,503

Other assets	$2,526	$2,916

Accrued payroll and payroll related costs	$591	$516
Deferred income tax liability—current	143	431
Income taxes payable—current	286	217
Other	1,901	1,848

Accrued and other current liabilities	$2,921	$3,012

Long-term pension and postretirement liabilities	$538	$715
Deferred income tax liability—non-current	558	585
Income taxes payable—non-current	161	1,570
Other	1,496	834

Other liabilities	$2,753	$3,704

(1)
Property under capital leases consists primarily of buildings.

(2)
Accumulated amortization of capital lease assets was $19 million and $18 million at September 28, 2007 and September 29, 2006, respectively.

        Supplementary non-cash financing activities as of September 28, 2007, September 29, 2006, and September 30, 2005 is as follows ($ in millions):

	2007	2006	2005
Conversion of debt to common shares	$3	$1,235	$25

24.    Summarized Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data for the years ended September 28, 2007 and September 29, 2006 is as follows ($ in millions, except per share data):

	2007
	1st Qtr.(1)	2nd Qtr.(2)	3rd Qtr.(3)	4th Qtr.(4)
Net revenue	$4,408	$4,570	$4,775	$5,028
Gross profit	1,502	1,523	1,616	1,699
Income (loss) from continuing operations	164	156	(3,049)	210
Income (loss) from discontinued operations, net of income taxes	629	679	(502)	(29)
Net income (loss)	793	835	(3,551)	181
Basic earnings per share:
Income (loss) from continuing operations	$0.33	$0.32	$(6.16)	$0.42
Income (loss) from discontinued operations, net of income taxes	1.27	1.37	(1.02)	(0.06)
Net income (loss)	1.60	1.69	(7.18)	0.36
Diluted earnings per share:
Income (loss) from continuing operations	0.33	0.31	(6.16)	0.42
Income (loss) from discontinued operations, net of income taxes	1.24	1.35	(1.02)	(0.06)
Net income (loss)	1.57	1.66	(7.18)	0.36

(1)
Net revenue excludes $5,951 million of revenue related to discontinued operations. Income from continuing operations includes net restructuring charges of $57 million, and separation costs of $25 million.

(2)
Net revenue excludes $6,268 million of revenue related to discontinued operations. Income from continuing operations includes net restructuring and asset impairment charges of $53 million, separation costs of $32 million, and divestiture-related losses of $3 million.

(3)
Net revenue excludes $6,391 million of revenue related to discontinued operations. Income from continuing operations includes a class action settlement charge, net of $2.875 billion, a $259 million charge related to loss on early extinguishment of debt, a goodwill impairment charge of $46 million, net restructuring and asset impairment charges of $47 million, separation costs of $28 million, and divestiture-related losses of $1 million.

(4)
Net revenue excludes $356 million of revenue related to discontinued operations. Income from continuing operations includes net restructuring and asset impairment charges of $60 million, separation costs of $20 million, a $13 million insurance recovery related to the class action settlement, and $10 million of charges related to a Voluntary Replacement Program. Income tax provision includes the negative impact of approximately $58 million related to changes in valuation allowances, reserve adjustments and nondeductible costs, partially offset by favorable adjustments of approximately $48 million related to prior periods.

	2006
	1st Qtr.(1)	2nd Qtr.(2)	3rd Qtr.(3)	4th Qtr.(4)
Net revenue	$4,077	$4,222	$4,421	4,616
Gross profit	1,407	1,470	1,440	1,592
Income from continuing operations	149	189	159	326
Income from discontinued operations, net of income taxes	444	706	709	922
Cumulative effect of accounting change, net of income taxes	(14)	—	—	—
Net income	579	895	868	1,248
Basic earnings per share:
Income from continuing operations	$0.30	$0.37	$0.31	$0.65
Income from discontinued operations, net of income taxes	0.89	1.40	1.41	1.85
Cumulative effect of accounting change, net of income taxes	(0.03)	—	—	—
Net income	1.16	1.77	1.72	2.50
Diluted earnings per share:
Income from continuing operations	0.29	0.37	0.31	0.64
Income from discontinued operations, net of income taxes	0.86	1.35	1.37	1.81
Cumulative effect of accounting change, net of income taxes	(0.03)	—	—	—
Net income	1.12	1.72	1.68	2.45

(1)
Net revenue excludes $6,203 million of revenue related to discontinued operations. Income from continuing operations includes net restructuring charges of $4 million, and divestiture-related losses of $3 million.

(2)
Net revenue excludes $6,341 million of revenue related to discontinued operations. Income from continuing operations includes separation costs of $13 million, net restructuring charges of $3 million, and divestiture-related gains of $2 million.

(3)
Net revenue excludes $6,007 million of revenue related to discontinued operations. Income from continuing operations includes the VRP charge of $100 million, separation costs of $19 million, net restructuring charges of $7 million, and divestiture-related losses of $1 million.

(4)
Net revenue excludes $6,246 million of revenue related to discontinued operations. Income from continuing operations includes income from settlement with a former executive of $72 million, $48 million of income resulting from a reduction in our estimated workers' compensation liabilities primarily due to favorable claims experience, separation costs of $17 million, and net restructuring credits of $1 million.

25.    Tyco International Finance S.A.

        TIFSA is a wholly owned subsidiary of the Company. TIFSA, which was formed in December 2006, is a holding company established in connection with the Separation as the successor company to TIGSA. During the third quarter of 2007, TIGSA's assets and liabilities were contributed to TIFSA, Covidien and Tyco Electronics. TIGSA was put into liquidation on June 1, 2007. TIFSA directly and indirectly owns substantially all of the operating subsidiaries of the Company, performs treasury operations and has assumed the indebtedness of TIGSA. Historically, TIGSA's debt and currently TIFSA's debt is fully and unconditionally guaranteed by Tyco (see Note 13).

        The following tables present condensed consolidating financial information for Tyco, TIFSA and all other subsidiaries. Condensed financial information for Tyco and TIFSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 28, 2007
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$18,781	$—	$18,781
Cost of product sales	—	—	8,723	—	8,723
Cost of services	—	—	3,718	—	3,718
Selling, general and administrative expenses	84	(46)	4,790	—	4,828
Class action settlement, net	2,862	—	—	—	2,862
Separation costs	99	1	5	—	105
Goodwill impairment	—	—	46	—	46
Restructuring and asset impairment charges, net	—	—	210	—	210
Losses on divestitures	—	—	4	—	4

Operating (loss) income	(3,045)	45	1,285	—	(1,715)
Interest income	42	9	51	—	102
Interest expense	(41)	(257)	(15)	—	(313)
Other expense, net	—	(253)	(2)	—	(255)
Equity in net income of subsidiaries	1,750	685	—	(2,435)	—
Intercompany interest and fees	(1,225)	414	811	—	—

(Loss) income from continuing operations before income taxes and minority interest	(2,519)	643	2,130	(2,435)	(2,181)
Income taxes	—	11	(345)	—	(334)
Minority interest	—	—	(4)	—	(4)

(Loss) income from continuing operations	(2,519)	654	1,781	(2,435)	(2,519)
Income from discontinued operations, net of income taxes	777	751	1,437	(2,188)	777

Net (loss) income	$(1,742)	$1,405	$3,218	$(4,623)	$(1,742)

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 29, 2006
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$17,336	$—	$17,336
Cost of product sales	—	—	7,874	—	7,874
Cost of services	—	—	3,553	—	3,553
Selling, general and administrative expenses	(15)	56	4,434	—	4,475
Separation costs	17	—	32	—	49
Restructuring and asset impairment charges, net	—	—	13	—	13
Losses on divestitures	—	—	2	—	2

Operating (loss) income	(2)	(56)	1,428	—	1,370
Interest income	1	11	31	—	43
Interest expense	—	(254)	(25)	—	(279)
Equity in net income of subsidiaries	2,171	574	—	(2,745)	—
Intercompany interest and fees	(1,361)	572	789	—	—

Income from continuing operations before income taxes and minority interest	809	847	2,223	(2,745)	1,134
Income taxes	—	(82)	(228)	—	(310)
Minority interest	—	—	(1)	—	(1)

Income from continuing operations	809	765	1,994	(2,745)	823
Income from discontinued operations, net of income taxes	2,781	2,747	3,055	(5,802)	2,781

Income before cumulative effect of accounting change	3,590	3,512	5,049	(8,547)	3,604
Cumulative effect of accounting change, net of income taxes	—	—	(14)	—	(14)

Net income	$3,590	$3,512	$5,035	$(8,547)	$3,590

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 30, 2005
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$16,665	$—	$16,665
Cost of product sales	—	—	7,232	—	7,232
Cost of services	—	—	3,503	—	3,503
Selling, general and administrative expenses	112	63	4,524	—	4,699
Restructuring and asset impairment charges, net	—	—	17	—	17
Losses on divestitures	—	—	23	—	23

Operating (loss) income	(112)	(63)	1,366	—	1,191
Interest income	1	11	27	—	39
Interest expense	—	(291)	(31)	—	(322)
Other (expense) income, net	—	(405)	109	—	(296)
Equity in net income (loss) of subsidiaries	2,122	(119)	—	(2,003)	—
Intercompany interest and fees	(1,409)	1,706	(297)	—	—

Income from continuing operations before income taxes and minority interest	602	839	1,174	(2,003)	612
Income taxes	—	(285)	256	—	(29)
Minority interest	—	—	(2)	—	(2)

Income from continuing operations	602	554	1,428	(2,003)	581
Income from discontinued operations, net of income taxes	2,492	2,452	3,208	(5,660)	2,492

Income before cumulative effect of accounting change	3,094	3,006	4,636	(7,663)	3,073
Cumulative effect of accounting change, net of income taxes	—	—	21	—	21

Net income	$3,094	$3,006	$4,657	$(7,663)	$3,094

CONSOLIDATING BALANCE SHEET
As of September 28, 2007
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$16	$—	$1,878	$—	$1,894
Accounts receivable, net	—	—	3,010	—	3,010
Inventories	—	—	1,835	—	1,835
Class action settlement escrow	2,992	—	—	—	2,992
Intercompany receivables	1,445	439	16,683	(18,567)	—
Prepaid expenses and other current assets	27	—	1,151	—	1,178
Deferred income taxes	—	—	467	—	467
Assets of discontinued operations	460	395	969	(855)	969

Total current assets	4,940	834	25,993	(19,422)	12,345
Property, plant and equipment, net	—	—	3,556	—	3,556
Goodwill	—	—	11,691	—	11,691
Intangible assets, net	—	—	2,697	—	2,697
Investment in subsidiaries	42,944	17,332	—	(60,276)	—
Intercompany loans receivable	—	11,811	18,615	(30,426)	—
Other assets	187	36	2,303	—	2,526

Total Assets	$48,071	$30,013	$64,855	$(110,124)	$32,815

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$367	$13	$—	$380
Accounts payable	3	—	1,712	—	1,715
Class action settlement liability	2,992	—	—	—	2,992
Accrued and other current liabilities	131	77	2,713	—	2,921
Deferred revenue	—	—	584	—	584
Intercompany payables	7,694	9,022	1,851	(18,567)	—
Liabilities of discontinued operations	—	—	509	—	509

Total current liabilities	10,820	9,466	7,382	(18,567)	9,101
Long-term debt	—	4,015	61	—	4,076
Intercompany loans payable	21,077	—	9,349	(30,426)	—
Deferred revenue	—	—	1,194	—	1,194
Other liabilities	550	16	2,187	—	2,753

Total Liabilities	32,447	13,497	20,173	(48,993)	17,124
Minority interest	—	—	67	—	67
Shareholders' Equity:
Preference shares	—	—	2,500	(2,500)	—
Common shares	398	—	(1)	—	397
Other shareholders' equity	15,226	16,516	42,116	(58,631)	15,227

Total Shareholders' Equity	15,624	16,516	44,615	(61,131)	15,624

Total Liabilities and Shareholders' Equity	$48,071	$30,013	$64,855	$(110,124)	$32,815

CONSOLIDATING BALANCE SHEET
As of September 29, 2006
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$2	$1,158	$1,033	$—	$2,193
Accounts receivable, net	—	—	2,748	—	2,748
Inventories	—	—	1,619	—	1,619
Intercompany receivables	1,467	650	22,957	(25,074)	—
Prepaid expenses and other current assets	37	72	1,049	—	1,158
Deferred income taxes	—	—	629	—	629
Assets of discontinued operations	26,228	26,738	34,520	(53,262)	34,224

Total current assets	27,734	28,618	64,555	(78,336)	42,571
Property, plant and equipment, net	—	—	3,501	—	3,501
Goodwill	—	—	11,293	—	11,293
Intangible assets, net	—	—	2,730	—	2,730
Investment in subsidiaries	34,693	7,663	—	(42,356)	—
Intercompany loans receivable	—	22,457	18,615	(41,072)	—
Other assets	—	96	2,820	—	2,916

Total Assets	$62,427	$58,834	$103,514	$(161,764)	$63,011

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$762	$9	$—	$771
Accounts payable	2	—	1,555	—	1,557
Accrued and other current liabilities	213	254	2,545	—	3,012
Deferred revenue	—	—	476	—	476
Intercompany payables	6,805	16,152	2,117	(25,074)	—
Liabilities of discontinued operations	296	—	8,601	(900)	7,997

Total current liabilities	7,316	17,168	15,303	(25,974)	13,813
Long-term debt	—	8,790	63	—	8,853
Intercompany loans payable	19,722	—	21,350	(41,072)	—
Deferred revenue	—	—	1,200	—	1,200
Other liabilities	2	6	3,696	—	3,704

Total Liabilities	27,040	25,964	41,612	(67,046)	27,570
Minority interest	—	—	54	—	54
Shareholders' Equity:
Preference shares	—	—	2,500	(2,500)	—
Common shares	419	1	(21)	(1)	398
Other shareholders' equity	34,968	32,869	59,369	(92,217)	34,989

Total Shareholders' Equity	35,387	32,870	61,848	(94,718)	35,387

Total Liabilities and Shareholders' Equity	$62,427	$58,834	$103,514	$(161,764)	$63,011

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 28, 2007
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(930)	$6,560	$(3,794)	$—	$1,836
Net cash provided by discontinued operating activities	—	78	2,397	—	2,475
Cash Flows From Investing Activities:
Capital expenditures	—	—	(669)	—	(669)
Proceeds from disposal of assets	—	—	23	—	23
Acquisition of customer accounts (ADT dealer program)	—	—	(409)	—	(409)
Acquisition of businesses, net of cash acquired	—	—	(31)	—	(31)
Divestiture of businesses, net of cash retained	—	—	8	—	8
Class action settlement escrow	(2,960)	—	—	—	(2,960)
Liquidation of rabbi trust investments	—	—	271	—	271
Decrease in investments	—	—	4	—	4
Decrease (increase) in investment in subsidiaries	2,971	(4,507)	132	1,404	—
Increase in intercompany loans	—	(2,135)	—	2,135	—
Decrease in restricted cash	—	—	5	—	5
Other	—	—	14	—	14

Net cash provided by (used in) investing activities	11	(6,642)	(652)	3,539	(3,744)
Net cash used in discontinued investing activities	—	(78)	(805)	78	(805)
Cash Flows From Financing Activities:
Net repayments of debt	—	(5,924)	(4)	—	(5,928)
Proceeds from exercise of share options	369	—	37	—	406
Dividends paid	(791)	—	—	—	(791)
Repurchase of common shares by subsidiary	—	—	(727)	—	(727)
(Decrease) increase in equity from parent	—	(2,977)	4,381	(1,404)	—
Net intercompany loan borrowings	1,355	—	780	(2,135)	—
Transfer from discontinued operations	—	7,825	742	—	8,567
Other	—	—	12	—	12

Net cash provided by (used in) financing activities	933	(1,076)	5,221	(3,539)	1,539
Net cash used in discontinued financing activities	—	—	(854)	(78)	(932)
Effect of currency translation on cash	—	—	70	—	70
Effect of currency translation on cash related to discontinued operations	—	—	33	—	33
Net increase (decrease) in cash and cash equivalents	14	(1,158)	1,616	—	472
Less: net increase in cash related to discontinued operations	—	—	(771)	—	(771)
Cash and cash equivalents at beginning of year	2	1,158	1,033	—	2,193

Cash and cash equivalents at end of year	$16	$—	$1,878	$—	$1,894

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 29, 2006
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(513)	$(2,544)	$5,050	$—	$1,993
Net cash provided by discontinued operating activities	—	1,330	2,244	—	3,574
Cash Flows From Investing Activities:
Capital expenditures	—	—	(558)	—	(558)
Proceeds from disposal of assets	—	—	39	—	39
Acquisition of customer accounts (ADT dealer program)	—	—	(373)	—	(373)
Acquisition of businesses, net of cash acquired	—	—	(5)	—	(5)
Divestiture of businesses, net of cash retained	—	—	11	—	11
Decrease (increase) in investments	—	99	(41)	—	58
Decrease in intercompany loans	—	3,407	—	(3,407)	—
Decrease in restricted cash	—	—	20	—	20
Other	—	—	(20)	—	(20)

Net cash provided by (used in) investing activities	—	3,506	(927)	(3,407)	(828)
Net cash used in discontinued investing activities	—	(1,330)	(599)	1,330	(599)
Cash Flows From Financing Activities:
Net repayments of debt	(2)	(1,008)	(80)	—	(1,090)
Proceeds from exercise of share options	213	—	36	—	249
Dividends paid	(806)	—	—	—	(806)
Repurchase of common shares by subsidiary	—	—	(2,544)	—	(2,544)
Net intercompany loan borrowings (repayments)	1,107	—	(4,514)	3,407	—
Transfer from discontinued operations	—	—	2,429	—	2,429
Other	—	—	(10)	—	(10)

Net cash provided by (used in) financing activities	512	(1,008)	(4,683)	3,407	(1,772)
Net cash used in discontinued financing activities	—	—	(1,357)	(1,330)	(2,687)
Effect of currency translation on cash	—	—	21	—	21
Effect of currency translation on cash related to discontinued operations	—	—	21	—	21
Net decrease in cash and cash equivalents	(1)	(46)	(230)	—	(277)
Less: net increase in cash related to discontinued operations	—	—	(309)	—	(309)
Cash and cash equivalents at beginning of year	3	1,204	1,572	—	2,779

Cash and cash equivalents at end of year	$2	$1,158	$1,033	$—	$2,193

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2005
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$628	$2,545	$(846)	$—	$2,327
Net cash provided by discontinued operating activities	—	58	3,833	—	3,891
Cash Flows From Investing Activities:
Capital expenditures	—	—	(516)	—	(516)
Proceeds from disposal of assets	—	—	53	—	53
Acquisition of customer accounts (ADT dealer program)	—	—	(328)	—	(328)
Acquisition of businesses, net of cash acquired	—	—	(6)	—	(6)
Divestiture of businesses, net of cash retained	—	—	21	—	21
Increase in investments	—	(99)	(215)	—	(314)
Decrease in intercompany loans	—	1,080	—	(1,080)	—
Decrease in restricted cash	—	—	7	—	7
Other	—	—	(12)	—	(12)

Net cash provided by (used in) investing activities	—	981	(996)	(1,080)	(1,095)
Net cash used in discontinued investing activities	—	(58)	(659)	58	(659)
Cash Flows From Financing Activities:
Net repayments of debt	—	(4,772)	(18)	—	(4,790)
Proceeds from exercise of share options	—	—	226	—	226
Dividends paid	(628)	—	—	—	(628)
Repurchase of common shares by subsidiary	—	—	(300)	—	(300)
Net intercompany loan repayments	—	—	(1,080)	1,080	—
Transfer from discontinued operations	—	—	3,080	—	3,080
Other	2	(2)	(11)	—	(11)

Net cash (used in) provided by financing activities	(626)	(4,774)	1,897	1,080	(2,423)
Net cash used in discontinued financing activities	—	—	(3,317)	(58)	(3,375)
Effect of currency translation on cash	—	—	52	—	52
Effect of currency translation on cash related to discontinued operations	—	—	13	—	13
Net increase (decrease) in cash and cash equivalents	2	(1,248)	(23)	—	(1,269)
Less: net decrease in cash related to discontinued operations	—	—	130	—	130
Cash and cash equivalents at beginning of year	1	2,452	1,465	—	3,918

Cash and cash equivalents at end of year	$3	$1,204	$1,572	$—	$2,779

26.    Subsequent Events

        During October, the Company repurchased 1.6 million common shares for $74 million under the $1.0 billion share repurchase program approved by the Board of Directors in September 2007.

TYCO INTERNATIONAL LTD.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Description	Balance at Beginning of Year	Additions Charged to Income	Divestitures and Other	Deductions	Balance at End of Year
Accounts Receivable:
Year Ended September 30, 2005	$365	$60	$(13)	$(152)	$260
Year Ended September 29, 2006	260	31	16	(104)	203
Year Ended September 28, 2007	203	51	20	(79)	195

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
PART II
Critical Accounting Policies and Estimates
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
TYCO INTERNATIONAL LTD. Index to Consolidated Financial Information
MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF OPERATIONS Years ended September 28, 2007, September 29, 2006 and September 30, 2005 (in millions, except per share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED BALANCE SHEETS As of September 28, 2007 and September 29, 2006 (in millions, except share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Years Ended September 28, 2007, September 29, 2006 and September 30, 2005 (in millions)
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended September 28, 2007, September 29, 2006 and September 30, 2005 (in millions)
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING STATEMENT OF OPERATIONS For the Year Ended September 28, 2007 ($ in millions)
CONSOLIDATING STATEMENT OF OPERATIONS For the Year Ended September 29, 2006 ($ in millions)
CONSOLIDATING STATEMENT OF OPERATIONS For the Year Ended September 30, 2005 ($ in millions)
CONSOLIDATING BALANCE SHEET As of September 28, 2007 ($ in millions)
CONSOLIDATING BALANCE SHEET As of September 29, 2006 ($ in millions)
CONSOLIDATING STATEMENT OF CASH FLOWS For the Year Ended September 28, 2007 ($ in millions)
CONSOLIDATING STATEMENT OF CASH FLOWS For the Year Ended September 29, 2006 ($ in millions)
CONSOLIDATING STATEMENT OF CASH FLOWS For the Year Ended September 30, 2005 ($ in millions)
TYCO INTERNATIONAL LTD. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in millions)