Form 10-Q
period 2007-12-28
TYCO INTERNATIONAL LTD /BER/
filed 2008-02-05
CIK 833444

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 28, 2007
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

        The number of common shares outstanding as of January 25, 2008 was 484,960,158.

TYCO INTERNATIONAL LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions, except per share data)

	For the Quarters Ended
	December 28, 2007	December 29, 2006
Revenue from product sales	$3,129	$2,756
Service revenue	1,741	1,609

Net revenue	4,870	4,365
Cost of product sales	2,211	1,968
Cost of services	966	903
Selling, general and administrative expenses	1,174	1,157
Separation costs	9	25
Restructuring and asset impairment charges, net	11	56

Operating income	499	256
Interest income	58	14
Interest expense	(117)	(66)
Other income, net	52	1

Income from continuing operations before income taxes and minority interest	492	205
Income taxes	(122)	(41)
Minority interest	(1)	(1)

Income from continuing operations	369	163
(Loss) income from discontinued operations, net of income taxes	(6)	630

Net income	$363	$793

Basic earnings per share:
Income from continuing operations	$0.75	$0.33
(Loss) income from discontinued operations	(0.01)	1.27

Net income	$0.74	$1.60

Diluted earnings per share:
Income from continuing operations	$0.74	$0.32
(Loss) income from discontinued operations	(0.01)	1.25

Net income	$0.73	$1.57

Weighted-average number of shares outstanding:
Basic	493	496
Diluted	497	509

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)

	December 28, 2007	September 28, 2007
Assets
Current Assets:
Cash and cash equivalents	$1,069	$1,894
Accounts receivable, less allowance for doubtful accounts of $201 and $194, respectively	3,040	2,961
Inventories	1,953	1,826
Class action settlement escrow	3,011	2,992
Prepaid expenses and other current assets	1,711	1,634
Assets of discontinued operations	1,007	1,044

Total current assets	11,791	12,351
Property, plant and equipment, net	3,573	3,551
Goodwill	11,736	11,691
Intangible assets, net	2,695	2,697
Other assets	2,675	2,525

Total Assets	$32,470	$32,815

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$693	$380
Accounts payable	1,553	1,682
Class action settlement liability	3,011	2,992
Accrued and other current liabilities	3,071	3,493
Liabilities of discontinued operations	554	560

Total current liabilities	8,882	9,107
Long-term debt	3,777	4,076
Other liabilities	4,013	3,941

Total Liabilities	16,672	17,124

Commitments and Contingencies (Note 9)
Minority interest	70	67
Shareholders' Equity:
Common shares, $0.80 par value, 1,000,000,000 shares authorized; 491,286,431 and 496,301,846 shares outstanding, net of 6,730,829 and 1,277,449 shares owned by subsidiaries, respectively	393	397
Capital in excess:
Share premium	9,202	9,189
Contributed surplus	5,254	5,439
Accumulated earnings	229	34
Accumulated other comprehensive income	650	565

Total Shareholders' Equity	15,728	15,624

Total Liabilities and Shareholders' Equity	$32,470	$32,815

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	For the Quarters Ended
	December 28, 2007	December 29, 2006
Cash Flows From Operating Activities:
Net income	$363	$793
Loss (income) from discontinued operations, net of income taxes	6	(630)

Income from continuing operations	369	163
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	276	296
Non-cash compensation expense	35	45
Deferred income taxes	(61)	(7)
Provision for losses on accounts receivable and inventory	30	24
Other non-cash items	13	4
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(73)	22
Inventories	(117)	(207)
Other current assets	(53)	115
Accounts payable	(143)	(56)
Accrued and other liabilities	(382)	(210)
Other	(46)	(59)

Net cash (used in) provided by operating activities	(152)	130

Net cash (used in) provided by discontinued operating activities	(25)	697

Cash Flows From Investing Activities:
Capital expenditures	(176)	(143)
Proceeds from disposal of assets	7	6
Acquisition of businesses, net of cash acquired	(22)	(16)
Acquisition of customer accounts (ADT dealer program)	(90)	(97)
Other	(4)	82

Net cash used in investing activities	(285)	(168)

Net cash used in discontinued investing activities	(19)	(267)

Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	11	—
Repayment of short-term debt	—	(2)
Repayment of long-term debt, including debt tenders	(3)	—
Proceeds from exercise of share options	13	120
Dividends paid	(74)	(199)
Repurchase of common shares by subsidiary	(229)	(660)
Transfer (to) from discontinued operations	(43)	390
Other	(70)	7

Net cash used in financing activities	(395)	(344)

Net cash provided by (used in) discontinued financing activities	44	(396)

Effect of currency translation on cash	7	16
Effect of currency translation on cash related to discontinued operations	—	10

Net decrease in cash and cash equivalents	(825)	(322)
Less: net increase in cash related to discontinued operations	—	(44)
Cash and cash equivalents at beginning of period	1,894	2,187

Cash and cash equivalents at end of period	$1,069	$1,821

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

For the Quarters Ended December 28, 2007 and December 29, 2006

(in millions)

	Number of Common Shares	Common Shares $0.80 Par Value	Share Premium	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Income	Total
Balance at September 29, 2006	498	$398	$8,787	$14,493	$10,692	$1,017	$35,387
Comprehensive income:
Net income					793		793
Currency translation						297	297
Minimum pension liability, net of income taxes of $5 million						(10)	(10)

Total comprehensive income							1,080
Dividends declared					(197)		(197)
Share options exercised, including tax benefit of $22 million	1	2	119	22			143
Repurchase of common shares by subsidiary	(5)	(5)		(655)			(660)
Compensation expense				86			86

Balance at December 29, 2006	494	$395	$8,906	$13,946	$11,288	$1,304	$35,839

	Number of Common Shares	Common Shares $0.80 Par Value	Share Premium	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Income	Total
Balance at September 28, 2007	496	$397	$9,189	$5,439	$34	$565	$15,624
Comprehensive income:
Net income					363		363
Currency translation						79	79
Unrealized gain on marketable securities and derivative instruments, net of income taxes of $1 million						2	2
Change in net loss and prior service cost, net of income taxes of $2 million						4	4

Total comprehensive income							448
Dividends declared					(74)		(74)
Share options exercised, including tax benefit of $4 million			13	4			17
Repurchase of common shares by subsidiary	(5)	(4)		(225)			(229)
Compensation expense				36			36
Adoption of FIN No. 48 (see Note 4)					(79)		(79)
Other					(15)		(15)

Balance at December 28, 2007	491	$393	$9,202	$5,254	$229	$650	$15,728

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

        The financial statements have been prepared in United States dollars and in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2007 (the "2007 Form 10-K").

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

        References to 2008 and 2007 are to Tyco's fiscal quarters ending December 28, 2007 and December 29, 2006, respectively, unless otherwise indicated.

        Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation.

        Recently Adopted Accounting Pronouncements—In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 became effective for Tyco in the first quarter of 2008. As a result of adopting FIN No. 48, Tyco increased its reserve for uncertain tax positions by $55 million and reduced its deferred tax assets by $24 million with a corresponding $79 million cumulative effect adjustment to shareholders' equity. See Note 4 for additional information related to the adoption of FIN No. 48.

        Recently Issued Accounting Pronouncements—In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective for Tyco in the first quarter of 2009. The Company is currently assessing the impact that SFAS No. 159 will have on the results of its operations, financial position or cash flows.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for Tyco in the first quarter of 2009. The Company is

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

currently assessing the impact, if any, that SFAS No. 157 will have on the results of its operations, financial position or cash flows.

2.    Discontinued Operations

        In December 2007, the Board of Directors approved for divestiture Nippon Dry-Chemical Co., Ltd. ("NDC"), one of the leading companies in the Japanese fire protection industry. The Company recorded a $6 million pre-tax impairment charge to write the business down to its fair value less cost to sell. Fair value used for the impairment assessment was based on existing market conditions and the terms expected to be included in the sale agreement. The Company will continue to assess recoverability based on current fair values, less cost to sell until the business is sold, which is expected to occur by the end of 2008.

        During the first quarter of 2007, Aquas Industriales de Jose, C.A. ("AIJ"), a joint venture that was majority owned by Infrastructure Services, was sold for $42 million in net cash proceeds and a pre-tax gain on sale of $19 million was recorded. Additionally, during the fourth quarter of 2007, the remaining portion of Infrastructure Services met the held for sale criteria. Infrastructure Services provides consulting, engineering, construction management and operating services for the water, wastewater, environmental, transportation and facilities market. The Company has assessed and determined that the carrying values of these businesses are recoverable and will continue to assess recoverability based on current fair value, less cost to sell, until the businesses are sold. On September 17, 2007, the Company executed a definitive agreement to sell for approximately $295 million in cash 100% of the stock of Empresa de Transmissao de Energia do Oeste Ltda. ("ETEO"), a Brazilian subsidiary of Infrastructure Services. The transaction is subject to Brazilian regulatory approval and normal closing conditions and is expected to close by the end of the second quarter of 2008. The Company expects to sell the remaining portion of Infrastructure Services by the end of 2008.

        During September 2007, Tyco entered into an economic hedge of the Brazilian Real denominated contractual sale price of the ETEO business. Since this hedging transaction is directly linked to the expected proceeds from the sale of a business that is reflected in discontinued operations, Tyco began including the impact of this hedge in discontinued operations during the quarter ended December 28, 2007. During the quarter, Tyco incurred losses of $10 million on this hedge. The impact of this hedge in the prior period was not material.

        The NDC, AIJ and Infrastructure Services businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations in all periods presented.

        During the third quarter of 2007, Tyco completed the spin-offs of Covidien and Tyco Electronics (the "Separation") and has presented its Healthcare and Electronics businesses as discontinued operations in all periods prior to the completion of the Separation in June 2007.

        Net interest amounts were proportionally allocated to Covidien and Tyco Electronics based on the debt amounts that Tyco believes were utilized by Covidien and Tyco Electronics historically inclusive of amounts directly incurred. Allocated net interest was calculated using our historical weighted-average interest rate on debt, including the impact of interest rate swap agreements. These allocated amounts were included in discontinued operations. During the quarter ended December 29, 2006, allocated interest income and interest expense was $13 million and $91 million, respectively.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.    Discontinued Operations (Continued)

        During the quarter ended December 29, 2006, the Company incurred pre-tax separation costs of $60 million related to professional services and employee-related costs.

        The Company has used available information to develop its best estimates for certain assets and liabilities related to the Separation. In limited instances, final determination of the balances will be made in subsequent periods. During the first quarter of 2008, $15 million was recorded through shareholders' equity, primarily related to adjustments to certain pre-Separation tax liabilities. Adjustments may be recorded to shareholders' equity in the future for the impact of filing final income tax returns in certain jurisdictions where those returns include a combination of Tyco, Covidien and/or Tyco Electronics legal entities and for certain amended income tax returns for the periods prior to the Separation.

        Net revenue, (loss) income from operations, loss (gain) on sale, separation costs and income tax expense for discontinued operations are as follows ($ in millions):

	For the Quarters Ended
	December 28, 2007	December 29, 2006
Net revenue	$380	$5,994

Pre-tax income from discontinued operations	$29	$900
Pre-tax (loss) gain on sale of discontinued operations	(10)	61
Separation costs	—	(60)
Economic hedge of ETEO sale price	(10)	—
Income tax expense	(15)	(271)

(Loss) income from discontinued operations, net of income taxes	$(6)	$630

        Balance sheet information for discontinued operations is as follows ($ in millions):

	December 28, 2007	September 28, 2007
Accounts receivable, net	$387	$377
Inventories	22	20
Prepaid expenses and other current assets	55	31
Property, plant and equipment, net	60	142
Goodwill and other intangibles, net	14	—
Other assets	469	474

Total assets	$1,007	$1,044

Current maturities of long-term debt	$5	$5
Accounts payable	174	182
Accrued and other current liabilities	197	280
Long-term debt	18	24
Other liabilities	160	69

Total liabilities	$554	$560

Minority interest	$31	$30

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net

        Restructuring and asset impairment charges, net during the quarters ended December 28, 2007 and December 29, 2006 are as follows ($ in millions):

	For the Quarters Ended
	December 28, 2007	December 29, 2006
ADT Worldwide	$7	$31
Flow Control	2	5
Fire Protection Services	—	—
Electrical and Metal Products	4	—
Safety Products	1	7
Corporate and Other	—	13

	14	56
Charges in cost of sales	(3)	—

Restructuring and asset impairment charges, net	$11	$56

        During the first quarter of 2007, the Company launched a restructuring program across all segments, including the corporate organization, which will streamline some of the businesses and reduce the operational footprint. The Company expects to incur aggregate charges related to the program of approximately $350 million to $400 million through the end of 2008. Through the first quarter of 2008, the Company has incurred charges of $231 million related to this program.

        The restructuring program includes numerous actions which are designed to improve operating efficiency and strengthen the Company's competitive position in the future. To date, many of the actions initiated related to improving field efficiencies and consolidating certain administrative functions in the European operations of ADT Worldwide and Fire Protection Services. In addition, Tyco consolidated certain corporate headquarter functions. The restructuring actions were largely reductions in workforce and are expected to be completed by the end of 2008.

2008 Charges and Credits

        Net restructuring and asset impairment charges during the first quarter of 2008 were $14 million, which include $3 million in cost of sales for the non-cash write down in carrying value of inventory and accelerated depreciation related to assets expected to become obsolete as a result of the restructuring. The remaining charge is comprised of restructuring charges of $15 million, which include $6 million of employee severance and benefits and $9 million of facility exit charges, and other cash charges and $1 million of asset impairments. During the first quarter of 2008, the Company completed restructuring activities announced in prior years for amounts less than originally estimated, and accordingly reversed $5 million of restructuring reserves as restructuring credits.

2007 Charges and Credits

        Net restructuring and asset impairment charges during the first quarter of 2007 were $56 million, which include $54 million of employee severance and benefits and $3 million of facility exit charges and other cash charges. During the first quarter of 2007, the Company completed restructuring activities

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net (Continued)

announced in prior years for amounts less than originally estimated, and accordingly reversed $1 million of restructuring reserves as a restructuring credit.

Restructuring Reserves

        Restructuring reserves from September 28, 2007 to December 28, 2007 by the year in which the restructuring action was initiated are as follows ($ in millions):

	Year of Restructuring Action
	2008	2007	Prior	Total
Balance at September 28, 2007	$—	$126	$22	$148
Charges	4	11	—	15
Reversals	—	(4)	(1)	(5)
Utilization	(1)	(40)	(2)	(43)
Currency translation	1	1	—	2

Balance at December 28, 2007	$4	$94	$19	$117

        Restructuring reserves by segment are as follows ($ in millions):

	December 28, 2007	September 28, 2007
ADT Worldwide	$53	$71
Flow Control	11	13
Fire Protection Services	29	33
Electrical and Metal Products	6	6
Safety Products	6	10
Corporate and Other	12	15

	$117	$148

        At December 28, 2007, $93 million of restructuring reserves are included in accrued and other current liabilities and $24 million are included in other liabilities. At September 28, 2007, $124 million of restructuring reserves are included in accrued and other current liabilities and $24 million are included in other liabilities.

4.    Income Taxes

        Tyco adopted the recognition, measurement and disclosure provisions of FIN No. 48 on September 29, 2007. As a result of this adoption, Tyco increased its reserve for uncertain tax positions by $55 million and reduced its deferred tax assets by $24 million with a corresponding $79 million cumulative effect of adoption adjustment to shareholders' equity. As of the adoption date, Tyco had unrecognized tax benefits of $370 million, of which $241 million, if recognized, would affect income tax expense. Also as of the adoption date, Tyco had accrued interest and penalties related to the unrecognized tax benefits of $40 million. Tyco recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Income Taxes (Continued)

        Many of Tyco's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
United States	1997-2007
Australia	2004-2007
France	1999-2007
Germany	1998-2007
United Kingdom	2000-2007
Canada	1999-2007

        Based on the current status of its income tax audits, the Company does not anticipate a significant change to its unrecognized tax benefits in the next twelve months.

Tax Sharing Agreement

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

        Under the Tax Sharing Agreement, with certain exceptions, Tyco generally is responsible for the payment of 27% of any additional U.S. and certain non-U.S. income taxes that are required to be paid to tax authorities as a result of tax audits of Covidien's, Tyco Electronics' or Tyco's subsidiaries' income tax returns for all periods prior to the spin-offs.

        Under the Tax Sharing Agreement, the Company shares responsibility for certain of Tyco's, Covidien's and Tyco Electronics' income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and Tyco Electronics share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and Tyco Electronics' U.S. income tax returns. All costs and expenses associated with the management of these shared tax liabilities are shared equally among the parties. Tyco has recorded a receivable from Covidien and Tyco Electronics of $153 million at December 28, 2007 and $103 million at September 28, 2007 which is included in other assets as our estimate of their portion of the Tax Sharing obligations. Other liabilities include $554 million at December 28, 2007 and $543 million at September 28, 2007 for the fair value of Tyco's obligations under the Tax Sharing Agreement, determined in accordance with FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Tyco assesses the shared tax liabilities and related FIN No. 45 liability at each reporting period. The receivable and liability were initially recognized with an offset to shareholders' equity in 2007. In the first quarter of 2008, in connection with the adoption of FIN No. 48, Tyco increased its receivable from Covidien and Tyco Electronics under the Tax Sharing Agreement with a corresponding increase to other income, net

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Income Taxes (Continued)

by $40 million ($0.08 for both basic and diluted earnings per share), as the Company concluded that this was an indirect effect of adopting a new accounting standard. In addition, $10 million for other activity was recorded in the first quarter of 2008 in accordance with the Tax Sharing Agreement.

        Tyco will provide payment under the Tax Sharing Agreement as the shared income tax liabilities are settled. Settlement is expected to occur as the audit process by local taxing authorities is completed for the impacted years. Given the nature of the shared liabilities, the maximum amount of potential future payments is not determinable.

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

Other Income Tax Matters

        The Company and its subsidiaries' income tax returns periodically are examined by various tax authorities. In connection with these examinations, tax authorities, including the Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. The Company is reviewing and contesting certain of the proposed tax adjustments. Management has assessed the issues related to these adjustments for recognition and measurement under FIN No. 48 and has recorded unrecognized tax benefits in accordance with FIN No. 48.

        In 2004, in connection with the IRS audit of the 1997 through 2000 years, the Company submitted to the IRS proposed adjustments to certain of these prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously filed. During 2006, the IRS accepted substantially all of the proposed adjustments, and the Company developed proposed amendments to U.S. federal income tax returns for additional periods through 2002. On the basis of previously accepted amendments, the Company has determined that these adjustments will more-likely-than-not be accepted and, accordingly, has recorded them in the Consolidated Financial Statements. Such adjustments did not have a material impact on the Company's financial condition, results of operations or cash flows.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Income Taxes (Continued)

        During the third quarter of 2007, the IRS concluded its field examination of certain of Tyco's U.S. federal income tax returns for the years 1997 through 2000 and issued anticipated Revenue Agents' Reports ("RARs") which reflect the IRS' determination of proposed tax adjustments for the periods under audit. The RARs propose tax audit adjustments to certain of the Company's previously filed tax return positions. The Company agreed with the IRS on adjustments totaling $498 million, with an estimated cash impact to the Company of $458 million, and during the third quarter of 2007, the Company paid $458 million, of which $163 million related to the Company's discontinued operations. The Company appealed other proposed tax audit adjustments totaling approximately $1 billion relating to Tyco, Covidien and Tyco Electronics, and, as Audit Managing Party as specified in the Tax Sharing Agreement, the Company intends to vigorously defend its prior filed tax return positions. In connection with the adoption of FIN No. 48, the Company reassessed its related uncertain tax positions for recognition and measurement and has made any necessary adjustments. These adjustments were not material. The Company believes that the amounts recorded in its financial statements relating to these tax adjustments are sufficient. However, the ultimate resolution of these matters is uncertain and could result in a material impact to the Company's financial position, results of operations or cash flows. In addition, ultimate resolution of these matters could result in the Company filing amended U.S. federal income tax returns for years subsequent to the current 1997 to 2000 audit period and could have a material impact on the Company's effective tax rate in future reporting periods.

        The IRS proposed civil fraud penalties against a prior subsidiary that was distributed to Tyco Electronics arising from alleged actions of former executives in connection with certain intercompany transfers of stock of Simplex Technologies in 1998 and 1999. Based on statutory guidelines, we estimate the proposed penalties could range between $30 million and $50 million. The Company, as Audit Managing Party, will vigorously oppose the assertion of such penalties against Tyco Electronics, in part, because beginning in 2003 the Company discovered, investigated and reported the conduct at issue to the IRS and fully cooperated in the criminal prosecution of the Company's former Chief Tax Officer on a charge of willful filing of a false tax return.

        Additionally, during 2008 the Company expects to complete proposed amendments to its U.S. federal income tax returns for periods subsequent to 2002, which will primarily reflect the roll forward through 2006 of the amendments for the periods 1997 to 2002. When the Company's tax return positions are updated additional adjustments may be identified and recorded in the Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, the Company believes that any resulting adjustments will not have a material impact on its financial condition, results of operations or cash flows.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.    Earnings Per Share

        The reconciliations between basic and diluted earnings per share are as follows (in millions, except per share data):

	Quarter Ended December 28, 2007			Quarter Ended December 29, 2006
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share:
Income from continuing operations	$369	493	$0.75	$163	496	$0.33
Share options, restricted share awards and deferred stock units	—	4		—	4
Exchange of convertible debt	—	—		2	9

Diluted earnings per share:
Income from continuing operations, giving effect to dilutive adjustments	$369	497	$0.74	$165	509	$0.32

        The computation of diluted earnings per share for the quarter ended December 28, 2007 excludes the effect of the potential exercise of options to purchase approximately 21 million shares and excludes restricted share awards and deferred stock units of approximately 4 million shares because the effect would be anti-dilutive.

        The computation of diluted earnings per share for the quarter ended December 29, 2006 excludes the effect of the potential exercise of options to purchase approximately 17 million shares and excludes restricted share awards and deferred stock units of approximately 2 million shares because the effect would be anti-dilutive.

6.    Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill are as follows ($ in millions):

	ADT Worldwide	Flow Control	Fire Protection Services	Electrical and Metal Products	Safety Products	Corporate and Other	Total
Balance at September 28, 2007	$5,025	$1,975	$1,495	$1,054	$2,082	$60	$11,691
Acquisitions	1	7	—	—	6	—	14
Divestitures	—	—	(14)	—	(5)	—	(19)
Currency translation	22	22	5	(3)	4	—	50

Balance at December 28, 2007	$5,048	$2,004	$1,486	$1,051	$2,087	$60	$11,736

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.    Goodwill and Intangible Assets (Continued)

        The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets ($ in millions):

	December 28, 2007			September 28, 2007
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Contracts and related customer relationships	$5,937	$3,687	14 years	$5,808	$3,565	14 years
Intellectual property	549	369	15 years	542	354	15 years
Other	19	14	13 years	20	14	11 years

Total	$6,505	$4,070	14 years	$6,370	$3,933	14 years

Non-Amortizable:
Intellectual property	$255			$255
Other	5			5

Total	$260			$260

        Intangible asset amortization expense for the quarters ended December 28, 2007 and December 29, 2006 was $125 million and $130 million, respectively.

        The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be approximately $400 million for the remainder of 2008, $450 million for 2009, $350 million for 2010, $250 million for 2011, $200 million for 2012 and $200 million for 2013.

7.    Debt

        Debt was as follows ($ in millions):

	December 28, 2007	September 28, 2007
364-day senior bridge loan facility due 2008(1)(2)	$367	$367
6.125% public notes due 2008(1)	300	300
6.125% public notes due 2009	215	215
6.75% public notes due 2011	516	516
6.375% public notes due 2011	849	849
Revolving senior credit facility due 2012	308	308
6.0% notes due 2013	654	654
3.125% convertible senior debentures due 2023	21	21
7.0% public notes due 2028	437	437
6.875% public notes due 2029	723	723
Other(1)(2)	80	66

Total debt	4,470	4,456
Less current portion	693	380

Long-term debt	$3,777	$4,076

(1)
These instruments, plus $26 million of the amount shown as other, comprise the current portion of long-term debt as of December 28, 2007.

(2)
This instrument, plus $13 million of the amount shown as other, comprise the current portion of long-term debt as of September 28, 2007.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Debt (Continued)

        On April 25, 2007, Tyco, certain of its subsidiaries and a syndicate of banks entered into a 364-day unsecured bridge loan facility. This facility has a variable interest rate based on LIBOR. The margin over LIBOR payable by Tyco International Finance S.A. ("TIFSA"), a wholly owned subsidiary of the Company and successor company to Tyco International Group S.A., a wholly-owned subsidiary of the Company organized under the laws of Luxembourg ("TIGSA"), can vary based on changes in its credit rating. As of December 28, 2007, Tyco's aggregate commitment and outstanding balance under its unsecured bridge loan facility was $367 million.

        On October 1, 2007, the commitments with respect to the unused portion of the Company's unsecured bridge loan facility expired. The Company's unsecured revolving credit facility and its letter of credit facility described below provide the lenders under those facilities with the right to demand repayment of outstanding amounts, and to terminate commitments to extend additional credit, if (i) certain of the Company's outstanding public debt is declared due and payable and (ii) the Company does not have sufficient liquidity available under its unsecured bridge loan facility to refinance such debt. As a result, on November 27, 2007, the Company secured additional firm commitments from certain of its lenders under the bridge loan facility. These additional commitments provide the Company with sufficient liquidity to repay the outstanding public debt with borrowings of up to $4.0 billion. The additional commitments expire on, and any borrowings under the facility would mature on, November 25, 2008. The facility may only be used to repay, settle or otherwise extinguish the public debt described above, which is the subject of ongoing litigation between the Company and the trustee for such public debt. For more information regarding such litigation, see "Indenture Trustee Litigation" in Note 9.

        Additionally, on April 25, 2007, Tyco, certain of its subsidiaries and a syndicate of banks entered into a 5-year $1.25 billion unsecured revolving credit facility. This revolving credit facility will be used for working capital, capital expenditures and other corporate purposes. At December 28, 2007, $308 million was outstanding under the unsecured revolving credit facility. This facility has a variable interest rate based on LIBOR. The margin over LIBOR payable by TIFSA can vary based on changes in its credit rating.

        On June 21, 2007, Tyco and TIFSA entered into a $500 million letter of credit facility, with Citibank N.A. as administrative agent, that was originally set to expire on December 15, 2007. The facility provides for the issuance of letters of credit, supported by a related line of credit facility. TIFSA may only borrow under the line of credit agreement to reimburse the bank for obligations with respect to letters of credit issued under this facility. The covenants under this facility are substantially similar to the covenants under the bridge loan and revolving credit facilities. TIFSA would pay interest on any outstanding borrowings at a variable interest rate, based on the bank's base rate or the Eurodollar rate, as defined. On October 19, 2007, the facility was amended. The amendment extended the maturity date to June 15, 2008 and adjusted the interest rate spreads and fees applicable to extensions of credit thereunder. Loans under the amended letter of credit agreement will continue to bear interest based on LIBOR plus the applicable margin. As of December 28, 2007, letters of credit of $477 million have been issued under the $500 million credit facility. There were no amounts borrowed under this credit facility at December 28, 2007.

8.    Financial Instruments

        Tyco uses various options, swaps, and forward contracts not designated as hedging instruments, to manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Financial Instruments (Continued)

loans and forecasted transactions denominated in certain foreign currencies. For derivatives not designated as hedging instruments, the Company records changes in fair value in selling, general and administrative expenses in the income statement in the period of change. The fair value of these instruments totaled $24 million at December 28, 2007.

9.    Commitments and Contingencies

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

        Tyco has assumed 27%, Covidien has assumed 42% and Tyco Electronics has assumed 31% of certain Tyco pre-Separation contingent and other corporate liabilities, which include securities class action litigation, Employee Retirement Income Security Act ("ERISA") class action litigation, certain legacy tax contingencies and any actions with respect to the spin-offs or the distributions made or brought by any third party except for litigation related to our public debt. Any amounts relating to these contingent and other corporate liabilities paid by Tyco after the spin-offs that are subject to the allocation provisions of the Separation and Distribution Agreement will be shared among Tyco, Covidien and Tyco Electronics pursuant to the same allocation ratio. As described in the Separation and Distribution Agreement, Tyco, Tyco Electronics and Covidien are jointly and severally liable for all amounts relating to the previously disclosed securities class action settlement. All costs and expenses that Tyco incurs in connection with the defense of such litigation, other than the amount of any judgment or settlement, which will be allocated in the manner described above, will be borne equally by Covidien, Tyco Electronics and Tyco.

Class Actions and Class Action Settlement

        As a result of actions taken by certain of the Company's former senior corporate management, Tyco, some members of the Company's former senior corporate management, including former members of its Board of Directors and former General Counsel are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws. In addition, Tyco, certain of its current and former employees, some members of the Company's former senior corporate management and some former members of the Company's Board of Directors are named as defendants in several ERISA class actions. The Company is generally obligated to indemnify its directors and officers and its former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. The Company's insurance carriers may decline coverage, or the Company's coverage may be insufficient to cover its expenses and liability, in some or all of these matters.

        On December 19, 2007, the United States District Court for the District of New Hampshire entered a final order approving the settlement of 32 purported securities class action lawsuits. The settlement does not resolve all securities cases, and several remain outstanding. In addition, the settlement does not release claims arising under ERISA and the lawsuits arising thereunder.

        Under the terms of the settlement, the plaintiffs agreed to release all claims against Tyco, the other settling defendants and ten other individuals in consideration for the payment of $2.975 billion

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Commitments and Contingencies (Continued)

from Tyco to the certified class. The deadline for deciding not to participate in the class settlement was September 28, 2007. As of such date, Tyco received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. A number of these individuals and entities have filed claims separately against Tyco. Any judgments resulting from such claims or from claims that are filed in the future would not reduce the settlement amount. Generally, the claims asserted by these plaintiffs include claims similar to those asserted by the settling defendants; namely, violations of the disclosure provisions of federal securities laws. Tyco intends to vigorously defend any litigation resulting from opt-out claims. It is not possible at this time to predict the final outcome or to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of the asserted or unasserted claims from individuals that have opted-out.

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

        Tyco incurred a charge to expense, for which no tax benefit is available, and a current liability of $2.975 billion in the third quarter of 2007. The Company has also recovered or expects to recover certain of these costs from insurers. As such, the Company recorded $113 million of recoveries in connection with the class action settlement in its Consolidated Statements of Operations for 2007. Based on the Separation and Distribution Agreement, the Company recorded payables to Covidien and Tyco Electronics in 2007 for their portion of the recoveries with an offset to shareholders' equity. Tyco borrowed under its unsecured bridge and credit facilities to fund the liability and placed the proceeds in escrow for the benefit of the class. In connection with the Separation, Covidien and Tyco Electronics assumed their portion of the related borrowing. The escrow accounts will earn interest that is payable to the class. Interest is also accrued on the class action settlement liability. Based on the Separation and Distribution Agreement, Tyco had a receivable from Covidien and Tyco Electronics for their portion of the liability of $1,265 million and $933 million, respectively, at December 28, 2007 and $1,257 million and $927 million, respectively at September 28, 2007 and corresponding payables to Covidien and Tyco Electronics for their interest in the escrow accounts. Receivables and payables that pertain to the class action settlement and related escrow accounts with the same counterparty are presented net in the Consolidated Balance Sheet. Tyco's portion of the liability is $813 million at December 28, 2007 and $808 million at September 28, 2007.

Investigations

        The Company and others have received various subpoenas and requests from the Securities and Exchange Commission ("SEC") Division of Enforcement, the United States Department of Labor, state departments of labor, the General Service Administration and others seeking the production of voluminous documents in connection with various investigations into the Company's governance, management, operations, accounting and related controls. The Department of Labor is investigating Tyco and the administrators of certain of its benefit plans. The Company cannot predict when these investigations will be completed, nor can the Company predict what the results of these investigations may be. It is possible that the Company will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government entities or instrumentalities

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Commitments and Contingencies (Continued)

(which in turn could negatively impact the Company's business with non-governmental customers) or suffer other penalties or adverse impacts, each of which could have a material adverse effect on the Company's business. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of these matters.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 28, 2007, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $36 million to $62 million. As of December 28, 2007, Tyco concluded that the best estimate within this range is approximately $39 million, of which $11 million is included in accrued and other current liabilities and $28 million is included in other liabilities on Tyco's Consolidated Balance Sheets. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

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

        Tyco's involvement in asbestos cases has been limited because its subsidiaries did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. The Company will continue to vigorously defend the lawsuits that have been filed against it and its subsidiaries. To date, the Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims. When appropriate, the Company settles claims; however, the total amount paid in any year to settle and defend all asbestos claims has been immaterial. As of December 28, 2007, there were approximately 5,600 asbestos liability cases pending against the Company and its subsidiaries.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Commitments and Contingencies (Continued)

Compliance Matters

        Tyco has received and responded to various allegations and other information that certain improper payments were made by Tyco subsidiaries in recent years. As previously reported, we have been informed that two subsidiaries in our Flow Control business in Italy have been named in a request for criminal charges filed by the Milan public prosecutor's office. Tyco has reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to the allegations. Tyco also informed the DOJ and the SEC that it has retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), that it would continue to make periodic progress reports to these agencies, and that it would present its factual findings upon conclusion of the baseline review. The Company has and will continue to communicate with the DOJ and SEC to provide updates on the baseline review, including, as appropriate, briefings concerning additional instances of potential improper payments identified by the Company in the course of its ongoing compliance activities. Covidien and Tyco Electronics agreed, in connection with the Separation, to cooperate with the Company in its response to these allegations. To date, the baseline review has revealed that some business practices may not comply with Tyco and FCPA requirements. At this time, Tyco cannot predict the outcome of these matters and other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of these matters. However, it is possible that the Company may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its financial position, results of operations or cash flows.

        Any judgment required to be paid or settlement or other cost incurred by Tyco in connection with these matters would be subject to the liability sharing provisions of the Separation and Distribution Agreement, which assigned liabilities primarily related to the former Healthcare and Electronics businesses of Tyco to Covidien or Tyco Electronics, respectively, and provides that Tyco will retain liabilities primarily related to its continuing operations. Any liabilities not primarily related to a particular business will be shared equally among Tyco, Covidien and Tyco Electronics.

        The German Federal Cartel Office ("FCO") charged in early 2007 that certain German subsidiaries in Tyco's Flow Control business had engaged in anti-competitive practices, in particular with regard to its hydrant, valve, street box and fittings business. Tyco investigated this matter and determined that the conduct may have violated German anti-trust-law. Tyco is cooperating with the FCO in its investigation of this violation. Tyco cannot estimate the range of potential loss that may result from this violation. It is possible that the Company may be subject to civil or criminal proceedings and may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its financial position, results of operations or cash flows.

Indenture Trustee Litigation

        On June 4, 2007, The Bank of New York ("BONY"), at that time the indenture trustee under the indentures dated as of June 9, 1998 and November 12, 2003, of Tyco International Group S.A. ("TIGSA"), a wholly-owned subsidiary of Tyco, commenced an action against TIGSA and Tyco in the United States District Court for the Southern District of New York. BONY served an amended complaint on October 18, 2007, which added Tyco International Finance S.A. ("TIFSA") as an additional defendant. As amended, the complaint alleges that the Separation breached the indentures

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Commitments and Contingencies (Continued)

and seeks damages on behalf of noteholders in excess of $4.1 billion, consisting of principal plus accrued interest on the notes issued under the indentures, plus a "make-whole" amount payable under the indentures in the event of early redemption of the notes. The amended complaint also seeks a judgment declaring that BONY was not required to sign supplemental indentures proposed by TIGSA, TIFSA and Tyco in connection with the Separation. BONY also seeks a declaratory judgment that TIGSA is obligated to pay BONY reasonable compensation and to reimburse BONY for all reasonable expenses, including attorneys' fees incurred in connection with the Separation and in resolving the proper interpretation of the indentures. Tyco and TIFSA have filed counterclaims against BONY, alleging that its refusal to sign the supplemental indentures in connection with the Separation and the filing of the amended complaint constituted a breach of the indentures and a breach of the duty of good faith and fair dealing implied in the indentures. They seek unspecified damages on these claims. Tyco and TIFSA also seek a declaratory judgment that no default has occurred and that BONY is required to sign the supplemental indentures.

        On November 8, 2007, BONY delivered to the Company a Notice of Events of Default, claiming that the actions taken by the Company in connection with the Separation constitute events of default under the indentures. The claims made in the Notice of Events of Default are the same as those alleged by BONY in the litigation, and the Company continues to believe that no default or event of default has occurred. The indentures provide for a 90-day cure period following delivery of a notice of default, after which BONY could declare any outstanding amounts under the indentures immediately due and payable. We would contest such an acceleration. On January 24, 2008, BONY notified the Company of its resignation as trustee under the 1998 and 2003 indentures. A successor trustee has not yet been named.

        If we did not have liquidity available to repay the outstanding debt under the 1998 and 2003 indentures under our 364-day bridge facility, an acceleration of the outstanding notes would permit a majority of the lenders under each of our bank and letter of credit facilities to demand repayment of amounts outstanding under those facilities, and to terminate their commitments to extend additional credit thereunder. As a result, on November 27, 2007, the Company secured additional firm commitments from certain of its lenders under the bridge facility, providing the Company with additional borrowings of up to $4.0 billion to repay such notes. The additional commitments expire on, and any borrowings under the facility would mature on, November 25, 2008. The facility may only be used to repay, settle or otherwise extinguish the amounts required to be paid in connection with the 1998 and 2003 indenture litigation.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Commitments and Contingencies (Continued)

Grinnell Fire Protection Systems, SimplexGrinnell's predecessor, and Road Sprinkler Fitters Local Union No. 669.

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent court appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million, and the quarterly withdrawal liability payments are $1.1 million, which payments commenced on August 1, 2007. SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment by timely filing for arbitration. Accordingly, the Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

Other Matters

        Earth Tech v. City of Phoenix is a contract dispute arising from Earth Tech's contract with the City of Phoenix, Arizona for expansion of the City's 91st Avenue Waste Water Treatment Plant. On December 21, 2005, Earth Tech filed a lawsuit against the City of Phoenix in the Maricopa County Superior Court alleging $3 million in damages plus interest for the City's failure to pay dewatering and computer systems costs related to the 91st Avenue project, which it later amended to allege eighteen causes of action and request the following relief: (i) a recovery of at least $73 million for the value of the services performed by Earth Tech in connection with the contract; (ii) a rescission of the contract; (iii) an equitable adjustment of the Contract price for additional dewatering services and the Computer Control System; and (iv) costs for demobilization and termination of the contract. The City of Phoenix filed a Motion to Dismiss rather than filing an answer to the First Amended Complaint on May 18, 2006. The Court granted the City's Motion to Dismiss without prejudice on September 19, 2006 allowing Earth Tech 30 days to file a Second Amended Complaint. Earth Tech filed its Second Amended Compliant against the City of Phoenix on September 25, 2006. In connection with this matter, the Company has assets, which it has assessed as recoverable, of $50 million at December 28, 2007 and September 28, 2007.

        In connection with the foregoing, on December 29, 2005, the City of Phoenix filed a lawsuit against Earth Tech, Inc., its surety, Federal Insurance Company and other unnamed parties in the Maricopa County Superior Court, The City of Phoenix v. Earth Tech, Inc., Federal Insurance Company and John Does 1-50. The City alleges the following causes of action: (i) Earth Tech breached its Pre-Construction Services and Construction Management at Risk Contracts; (ii) Earth Tech did not properly, reasonably or timely manage, supervise or inspect the work under the Contracts; (iii) Federal Insurance breached the terms and conditions of the performance bond; and (iv) Federal Insurance failed to investigate the City's Bond Claims. The City of Phoenix alleges damages of $128 million.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Commitments and Contingencies (Continued)

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

        Fitzpatrick Contractors Limited v. Tyco Fire and Integrated Solutions (UK) Ltd. On July 18, 2007, Fitzpatrick Contractors Limited ("FCL") commenced an action against Tyco Fire and Integrated Solutions (UK) Ltd. in the High Court of Justice, Queen Bench Division, Technology and Construction Court, United Kingdom, alleging that Tyco entered into a binding contract in 2002 for the design, manufacture and installation of mechanical and electrical works for the refurbishment of a portion of London Transport's Blackwell Tunnel. FCL seeks damages for breach of contract in the amount of approximately $38 million. Tyco believes it has valid counterclaims for unpaid amounts owed to it by FCL for design work, purchased equipment and subcontracted construction work associated with the project and intends to defend this action vigorously. While it is not possible at this time to predict the final outcome of this dispute, Tyco does not believe this action will have a material adverse effect on its financial position, results of operations or cash flows. A hearing is expected in November 2008.

        Sensormatic Security Corp. v. Sensormatic Electronics Corp., ADT Security Services, Inc. and Wallace Computer Services, Inc. In April 2002, litigation was commenced in the United States District Court for the District of Maryland by a Sensormatic franchisee, Sensormatic Security Corp. ("SSC"), alleging breach of contract against Sensormatic and tortious interference with contract against ADT and Wallace Computer Services, Inc., a party unrelated to Tyco. The litigation was based on allegedly unpaid commissions under a franchise agreement. The lawsuit also alleges that Sensormatic improperly authorized third parties (including ADT and Wallace) to sell in SSC's exclusive territory of Maryland, Virginia and the District of Columbia. Sensormatic has agreed to indemnify Wallace. SSC seeks an accounting, monetary damages (including punitive damages against ADT and Wallace), and injunctive relief. Sensormatic and ADT have denied SSC's allegations and asserted affirmative defenses. Sensormatic also filed a counterclaim seeking recovery of overpayments made to SSC. On September 7, 2006, the trial court denied in part and granted in part the parties' cross motions for summary judgment. Among other things, the Court ruled that SSC has the right to commissions on all Sensormatic CCTV products (not just a more limited subset of systems) if sold for automatic theft detection in the franchise territory and SSC has the right to commissions on CCTV indirect sales if sold for automatic theft detection in the franchise territory. Sensormatic and ADT intend to appeal those rulings. Trial has been scheduled for December 2008. Sensormatic and ADT will continue to vigorously defend the litigation. While it is not possible at this time to predict the final outcome of this dispute, Tyco has reserved its estimate of loss for this matter, and does not believe this action will have a material adverse effect on its financial position, results of operations or cash flows.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Retirement Plans

        Defined Benefit Pension Plans—The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans for the quarters ended December 28, 2007 and December 29, 2006 was as follows ($ in millions):

	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended
	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006
Service cost	$2	$2	$12	$12
Interest cost	12	12	21	19
Expected return on plan assets	(15)	(14)	(21)	(19)
Amortization of prior service credit	—	—	(1)	(1)
Amortization of net actuarial loss	2	3	5	8
Plan settlements, curtailments and special termination benefits	—	—	—	1

Net periodic benefit cost	$1	$3	$16	$20

        The Company anticipates that it will contribute at least the minimum required to its pension plans in 2008 of $5 million for U.S. plans and $64 million for non-U.S. plans. During the quarter ended December 28, 2007, the Company has contributed $19 million to its U.S. and non-U.S. pension plans.

        Postretirement Benefit Plans—Net periodic postretirement benefit cost was insignificant.

11.    Share Plans

        During the quarter ended December 28, 2007, there were no material share-based compensation grants.

        During the quarter ended December 29, 2006, the Company issued its annual share-based compensation grants. The total number of awards issued were approximately 10 million of which 7 million were share options and 3 million were restricted share awards. These options are exercisable in equal annual installments over a period of four years and the restricted share awards vest in one-third increments over a period of four years beginning in year two. The weighted-average grant-date fair value of the share options and restricted share awards was $15.16 and $48.14, respectively. The weighted-average assumptions used in the Black-Scholes option pricing model included an expected stock price volatility of 32%, a risk free interest rate of 4.3%, an expected annual dividend per share of $0.64 and an expected option life of 5.1 years.

        Grant information has been adjusted for the conversion of Tyco share options to share options of Covidien and Tyco Electronics, the conversion of Tyco restricted share awards to restricted share awards of Covidien and Tyco Electronics, the Separation and the one for four reverse stock split.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Consolidated Segment Data

        The segment data presented have been reclassified to exclude the results of discontinued operations. Selected information by segment is presented in the following tables ($ in millions):

	For the Quarters Ended
	December 28, 2007	December 29, 2006
Net revenue(1):
ADT Worldwide	$1,999	$1,863
Flow Control	1,074	835
Fire Protection Services	832	791
Electrical and Metal Products	487	443
Safety Products	447	406
Corporate and Other(2)	31	27

Net revenue	$4,870	$4,365

	For the Quarters Ended
	December 28, 2007	December 29, 2006
Operating income:
ADT Worldwide	$249	$201
Flow Control	171	108
Fire Protection Services	72	59
Electrical and Metal Products	41	41
Safety Products	86	71
Corporate and Other(3)	(120)	(224)

Operating income	$499	$256

(1)
Revenue by operating segment excludes intercompany transactions.

(2)
Revenue relates to certain international building products businesses.

(3)
Includes operating income of $6 million and $7 million for the quarters ended December 28, 2007 and December 29, 2006, respectively, related to certain international building products businesses.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.    Supplementary Balance Sheet Information

        Selected supplementary balance sheet information was as follows ($ in millions):

	December 28, 2007	September 28, 2007
Purchased materials and manufactured parts	$713	$628
Work in process	262	268
Finished goods	978	930

Inventories	$1,953	$1,826

Land	$155	$155
Buildings	744	726
Subscriber systems	5,135	5,061
Machinery and equipment	2,262	2,228
Property under capital leases(1)	52	52
Construction in progress	135	138
Accumulated depreciation(2)	(4,910)	(4,809)

Property, plant and equipment, net	$3,573	$3,551

(1)
Property under capital leases consists primarily of buildings.

(2)
Accumulated amortization of capital lease assets was $20 million and $19 million at December 28, 2007 and September 28, 2007, respectively.

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

        There are certain guarantees or indemnifications extended between Tyco, Covidien and Tyco Electronics in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. At the time of the Separation, Tyco recorded a liability necessary to recognize the fair value of such guarantees and indemnifications in accordance with FIN No. 45. Fair values were determined with the assistance of a third party valuation firm. The liability necessary to reflect the fair value of the guarantees and indemnifications is $554 million, which is included in other liabilities on our Consolidated Balance Sheets. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. See Note 4 for further discussion of the Tax Sharing Agreement.

        In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien and Tyco Electronics operating entities. In connection with the Separation, the Company worked with the guarantee counterparties to cancel or assign these

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14.    Guarantees (Continued)

guarantees to Covidien or Tyco Electronics. To the extent these guarantees were not assigned prior to the Separation date, Tyco assumed primary liability on any remaining such support. The estimated fair values of these obligations are $7 million, which are included in other liabilities on our Consolidated Balance Sheets, and were recorded in accordance with FIN No. 45.

        In disposing of assets or businesses, the Company often provides representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company is not aware of any potential liabilities related to such indemnities which could have a material adverse effect on the Company's financial position, results of operations or cash flows.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

        Following is a roll forward of the Company's warranty accrual ($ in millions):

For the Quarter Ended December 28, 2007
Balance at September 28, 2007	$163
Warranties issued during the period	8
Changes in estimates	2
Settlements	(20)
Currency translation	1

Balance at December 28, 2007	$154

        In 2001, a division of Safety Products initiated a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain O-ring seal sprinkler heads which were originally manufactured by Central Sprinkler prior to Tyco's acquisition. Under this program, the sprinkler heads are being replaced free of charge to property owners. On May 1, 2007, the Consumer Product Safety Commission and the Company announced an August 31, 2007 deadline for filing claims to participate in the VRP. The Company will fulfill all valid claims for replacement of qualifying sprinklers. The related warranty reserve reflects the Company's best estimate of the expected costs to complete the program in light of claims received through August 31, 2007 and estimated material and labor costs. Settlements during the quarter ended December 28, 2007 include cash expenditures of $12 million related to the VRP.

15.    Tyco International Finance S.A.

        TIFSA, a wholly-owned subsidiary of the Company, has public debt securities outstanding (see Note 7) which are fully and unconditionally guaranteed by Tyco. The following tables present condensed consolidating financial information for Tyco, TIFSA and all other subsidiaries. Condensed financial information for Tyco and TIFSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Quarter Ended December 28, 2007

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$4,870	$—	$4,870
Cost of product sales	—	—	2,211	—	2,211
Cost of services	—	—	966	—	966
Selling, general and administrative expenses	9	1	1,164	—	1,174
Separation costs	(19)	—	28	—	9
Restructuring and asset impairment charges, net	—	—	11	—	11

Operating income (loss)	10	(1)	490	—	499
Interest income	33	—	25	—	58
Interest expense	(33)	(80)	(4)	—	(117)
Other income, net	5	1	46	—	52
Equity in net income of subsidiaries	740	348	—	(1,088)	—
Intercompany interest and fees	(386)	42	344	—	—

Income from continuing operations before income taxes and minority interest	369	310	901	(1,088)	492
Income taxes	—	11	(133)	—	(122)
Minority interest	—	—	(1)	—	(1)

Income from continuing operations	369	321	767	(1,088)	369
Loss from discontinued operations, net of income taxes	(6)	(8)	(6)	14	(6)

Net income	$363	$313	$761	$(1,074)	$363

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Quarter Ended December 29, 2006

(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$4,365	$—	$4,365
Cost of product sales	—	—	1,968	—	1,968
Cost of services	—	—	903	—	903
Selling, general and administrative expenses	15	(17)	1,159	—	1,157
Separation costs	10	—	15	—	25
Restructuring and asset impairment charges, net	—	—	56	—	56

Operating (loss) income	(25)	17	264	—	256
Interest income	—	4	10	—	14
Interest expense	—	(60)	(6)	—	(66)
Other income, net	—	—	1	—	1
Equity in net income of subsidiaries	567	266	—	(833)	—
Intercompany interest and fees	(379)	142	237	—	—

Income from continuing operations before income taxes and minority interest	163	369	506	(833)	205
Income taxes	—	(31)	(10)	—	(41)
Minority interest	—	—	(1)	—	(1)

Income from continuing operations	163	338	495	(833)	163
Income from discontinued operations, net of income taxes	630	621	719	(1,340)	630

Net income	$793	$959	$1,214	$(2,173)	$793

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 28, 2007

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$2	$—	$1,067	$—	$1,069
Accounts receivable, net	—	—	3,040	—	3,040
Inventories	—	—	1,953	—	1,953
Intercompany receivables	1,456	558	17,082	(19,096)	—
Class action settlement escrow	3,011	—	—	—	3,011
Prepaid expenses and other current assets	18	70	1,623	—	1,711
Assets of discontinued operations	453	398	1,007	(851)	1,007

Total current assets	4,940	1,026	25,772	(19,947)	11,791
Property, plant and equipment, net	—	—	3,573	—	3,573
Goodwill	—	—	11,736	—	11,736
Intangible assets, net	—	—	2,695	—	2,695
Investment in subsidiaries	43,511	17,791	—	(61,302)	—
Intercompany loans receivable	—	11,901	18,615	(30,516)	—
Other assets	172	17	2,486	—	2,675

Total Assets	$48,623	$30,735	$64,877	$(111,765)	$32,470

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$667	$26	$—	$693
Accounts payable	5	—	1,548	—	1,553
Class action settlement liability	3,011	—	—	—	3,011
Accrued and other current liabilities	106	67	2,898	—	3,071
Intercompany payables	7,768	9,349	1,979	(19,096)	—
Liabilities of discontinued operations	—	—	554	—	554

Total current liabilities	10,890	10,083	7,005	(19,096)	8,882
Long-term debt	—	3,715	62	—	3,777
Intercompany loans payable	21,441	—	9,075	(30,516)	—
Other liabilities	564	16	3,433	—	4,013

Total Liabilities	32,895	13,814	19,575	(49,612)	16,672
Minority interest	—	—	70	—	70
Shareholders' Equity:
Preference Shares	—	—	2,500	(2,500)	—
Common shares	398	—	(5)	—	393
Other shareholders' equity	15,330	16,921	42,737	(59,653)	15,335

Total Shareholders' Equity	15,728	16,921	45,232	(62,153)	15,728

Total Liabilities and Shareholders' Equity	$48,623	$30,735	$64,877	$(111,765)	$32,470

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

September 28, 2007

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$16	$—	$1,878	$—	$1,894
Accounts receivable, net	—	—	2,961	—	2,961
Inventories	—	—	1,826	—	1,826
Intercompany receivables	1,445	439	16,683	(18,567)	—
Class action settlement escrow	2,992	—	—	—	2,992
Prepaid expenses and other current assets	27	—	1,607	—	1,634
Assets of discontinued operations	484	419	1,044	(903)	1,044

Total current assets	4,964	858	25,999	(19,470)	12,351
Property, plant and equipment, net	—	—	3,551	—	3,551
Goodwill	—	—	11,691	—	11,691
Intangible assets, net	—	—	2,697	—	2,697
Investment in subsidiaries	42,920	17,330	—	(60,250)	—
Intercompany loans receivable	—	11,811	18,615	(30,426)	—
Other assets	187	36	2,302	—	2,525

Total Assets	$48,071	$30,035	$64,855	$(110,146)	$32,815

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$367	$13	$—	$380
Accounts payable	3	—	1,679	—	1,682
Class action settlement liability	2,992	—	—	—	2,992
Accrued and other current liabilities	131	77	3,285	—	3,493
Intercompany payables	7,694	9,022	1,851	(18,567)	—
Liabilities of discontinued operations	—	—	560	—	560

Total current liabilities	10,820	9,466	7,388	(18,567)	9,107
Long-term debt	—	4,015	61	—	4,076
Intercompany loans payable	21,077	—	9,349	(30,426)	—
Other liabilities	550	16	3,375	—	3,941

Total Liabilities	32,447	13,497	20,173	(48,993)	17,124
Minority interest	—	—	67	—	67
Shareholders' Equity:
Preference shares	—	—	2,500	(2,500)	—
Common shares	398	—	(1)	—	397
Other shareholders' equity	15,226	16,538	42,116	(58,653)	15,227

Total Shareholders' Equity	15,624	16,538	44,615	(61,153)	15,624

Total Liabilities and Shareholders' Equity	$48,071	$30,035	$64,855	$(110,146)	$32,815

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Quarter Ended December 28, 2007

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(316)	$166	$(2)	$—	$(152)
Net cash used in discontinued operating activities	—	—	(25)	—	(25)
Cash Flows From Investing Activities:
Capital expenditures	—	—	(176)	—	(176)
Proceeds from disposal of assets	—	—	7	—	7
Acquisition of businesses, net of cash acquired	—	—	(22)	—	(22)
Acquisition of customer accounts (ADT dealer program)	—	—	(90)	—	(90)
Increase in intercompany loans	—	(90)	—	90	—
Other	—	—	(4)	—	(4)

Net cash used in investing activities	—	(90)	(285)	90	(285)
Net cash used in discontinued investing activities	—	—	(19)	—	(19)
Cash Flows From Financing Activities:
Net borrowings of debt	—	—	8	—	8
Proceeds from exercise of share options	12	—	1	—	13
Dividends paid	(74)	—	—	—	(74)
Repurchase of common shares by subsidiary	—	—	(229)	—	(229)
Net intercompany loan borrowings (repayments)	364	—	(274)	(90)	—
Transfer to discontinued operations	—	—	(43)	—	(43)
Other	—	(76)	6	—	(70)

Net cash provided by (used in) financing activities	302	(76)	(531)	(90)	(395)
Net cash provided by discontinued financing activities	—	—	44	—	44
Effect of currency translation on cash	—	—	7	—	7
Effect of currency translation on cash related to discontinued operations	—	—	—	—	—
Net decrease in cash and cash equivalents	(14)	—	(811)	—	(825)
Cash and cash equivalents at beginning of period	16	—	1,878	—	1,894

Cash and cash equivalents at end of period	$2	$—	$1,067	$—	$1,069

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Quarter Ended December 29, 2006

(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(1,006)	$(552)	$1,688	$—	$130
Net cash provided by discontinued operating activities	—	65	632	—	697
Cash Flows From Investing Activities:
Capital expenditures	—	—	(143)	—	(143)
Proceeds from disposal of assets	—	—	6	—	6
Acquisition of businesses, net of cash acquired	—	—	(16)	—	(16)
Acquisition of customer accounts (ADT dealer program)	—	—	(97)	—	(97)
Decrease in intercompany loans	—	70	—	(70)	—
Other	—	(1)	83	—	82

Net cash provided by (used in) investing activities	—	69	(167)	(70)	(168)
Net cash used in discontinued investing activities	—	(65)	(267)	65	(267)
Cash Flows From Financing Activities:
Net repayments of debt	—	—	(2)	—	(2)
Proceeds from exercise of share options	112	—	8	—	120
Dividends paid	(199)	—	—	—	(199)
Repurchase of common shares by subsidiary	—	—	(660)	—	(660)
Net intercompany loan borrowings (repayments)	1,094	—	(1,164)	70	—
Transfer from discontinued operations	—	—	390	—	390
Other	—	—	7	—	7

Net cash provided by (used in) financing activities	1,007	—	(1,421)	70	(344)
Net cash used in discontinued financing activities	—	—	(331)	(65)	(396)
Effect of currency translation on cash	—	—	16	—	16
Effect of currency translation on cash related to discontinued operations	—	—	10	—	10
Net increase (decrease) in cash and cash equivalents	1	(483)	160	—	(322)
Less: net increase in cash related to discontinued operations	—	—	(44)	—	(44)
Cash and cash equivalents at beginning of period	2	1,158	1,027	—	2,187

Cash and cash equivalents at end of period	$3	$675	$1,143	$—	$1,821

16.    Subsequent Events

        During January 2008, the Company repurchased 6.6 million common shares for $245 million under the $1.0 billion share repurchase program approved by the Board of Directors in September 2007.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        The following discussion and analysis of the Company's financial condition and results of operations should be read together with our Consolidated Financial Statements and the related notes included in this Quarterly Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the headings "Risk Factors" and "Forward-Looking Information."

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

Overview

        We remain committed to returning excess cash to shareholders. During the quarter ended December 28, 2007, we repurchased 5.5 million of our common shares for $229 million under the $1.0 billion share repurchase program approved by the Board of Directors in September 2007. During the quarter ended December 28, 2007, we paid dividends of $74 million to shareholders of record of Tyco International Ltd. on October 1, 2007.

        We are continuing to assess the strategic fit of our various businesses and are considering additional divestitures where businesses do not align with our long term vision. We will explore a number of strategic alternatives for under-performing or non-strategic businesses including possible divestiture. In December 2007, the Board of Directors approved for divestiture Nippon Dry-Chemical Co., Ltd. ("NDC") which was previously reported as part of Fire Protection Services and Safety Products. NDC had total net revenue of $177 million during 2007. NDC met the held for sale criteria in the first quarter of 2008 and has been included in discontinued operations in all periods presented.

        To further improve operating efficiency, during the first quarter of 2007, we launched a restructuring program across all segments, including the corporate organization, which will streamline some of the businesses and reduce the operational footprint. We expect to incur aggregate charges related to the program of approximately $350 million to $400 million through the end of 2008. Through the first quarter of 2008, the Company has incurred charges of $231 million related to this program. We believe this restructuring program will strengthen our competitive position over the long term.

Class Action Settlement

        On December 19, 2007, the United States District Court for the District of New Hampshire entered a final order approving the settlement of 32 purported securities class action lawsuits.

        Under the terms of the settlement, the plaintiffs agreed to release all claims against Tyco, the other settling defendants and ten other individuals in consideration for the payment of $2.975 billion from Tyco to the certified class.

        The deadline for deciding not to participate in the class settlement was September 28, 2007. As of such date, Tyco received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. A number of these individuals and entities have filed claims separately against Tyco. Any judgments resulting from such claims or from claims that are filed in the future would not reduce the settlement amount. Generally, the claims asserted by these plaintiffs include claims similar to those asserted by the settling defendants; namely, violations of the disclosure provisions of federal securities laws. Tyco intends to vigorously defend any litigation resulting from opt-out claims. It is not possible at this time to predict the final outcome or to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of the asserted or unasserted claims from individuals that have opted-out.

        Under the terms of the Separation and Distribution Agreement entered into in connection with the spin-offs Covidien and Tyco Electronics (the "Separation"), each of Tyco, Covidien and Tyco Electronics are jointly and severally liable for the full amount of the class action settlement and any judgments resulting from opt-out claims. Additionally, under the Separation and Distribution Agreement, the companies share in the liability and related escrow account, with Tyco assuming 27%, Covidien 42% and Tyco Electronics 31% of the settlement amount.

        Tyco incurred a charge to expense, for which no tax benefit is available, and a current liability of $2.975 billion in the third quarter of 2007. The Company has also recovered or expects to recover certain of these costs from insurers. As such, the Company has recorded $113 million of recoveries in connection with the class action settlement in its Consolidated Statements of Income for 2007. Based on the Separation and Distribution Agreement, the Company recorded payables to Covidien and Tyco Electronics in 2007 for their portion of the recoveries with an offset to shareholders' equity. Tyco borrowed under its unsecured bridge and credit facilities to fund the liability and placed the proceeds in escrow for the benefit of the class. In connection with the Separation, Covidien and Tyco Electronics assumed their portion of the related borrowing. The escrow accounts will earn interest that is payable to the class. Interest is also accrued on the class action settlement liability. Based on the Separation and Distribution Agreement, Tyco had a receivable from Covidien and Tyco Electronics for their portion of the liability of $1,265 million and $933 million, respectively, at December 28, 2007 and $1,257 million and $927 million, respectively at September 28, 2007 and corresponding payables to Covidien and Tyco Electronics for their interest in the escrow accounts. Receivables and payables that pertain to the class action settlement and related escrow accounts with the same counterparty are presented net in the Consolidated Balance Sheet. Tyco's portion of the liability is $813 million at December 28, 2007 and $808 million at September 28, 2007.

Operating Results

        Net revenue and net income for the quarters ended December 28, 2007 and December 29, 2006 were as follows ($ in millions):

	For the Quarters Ended
	December 28, 2007	December 29, 2006
Revenue from product sales	$3,129	$2,756
Service revenue	1,741	1,609

Net revenue	$4,870	$4,365

Operating income	$499	$256
Interest income	58	14
Interest expense	(117)	(66)
Other income, net	52	1

Income from continuing operations before income taxes and minority interest	492	205
Income taxes	(122)	(41)
Minority interest	(1)	(1)

Income from continuing operations	369	163
(Loss) income from discontinued operations, net of income taxes	(6)	630

Net income	$363	$793

        Net revenue increased $505 million, or 11.6%, for the quarter ended December 28, 2007 as compared to the quarter ended December 29, 2006 as a result of growth in all of our segments led by solid year over year increases in Flow Control and ADT Worldwide. The increase in net revenue in Flow Control resulted from volume growth due to continued strength in most industrial end markets. In addition, net revenue growth in ADT Worldwide was attributable to strong growth in all geographic regions led by Asia and Latin America, as well as growth in its recurring revenue base and contracting revenue in North America. Foreign currency exchange rates positively affected the first quarter of 2008 by $253 million while the net impact of acquisitions and divestitures negatively affected the same period by $1 million.

        Operating income increased $243 million, or 94.9%, for the quarter ended December 28, 2007, while operating margin increased 4.3 percentage points to 10.2%. Strong year over year income growth in all segments led by Flow Control and ADT Worldwide and lower corporate expenses contributed to the increase in operating income. Additionally, operating income was impacted by costs incurred relating to the Separation and the restructuring program announced in November 2006. Separation related costs impacted operating income by $9 million for the quarter ended December 28, 2007 compared to $25 million in the quarter ended December 29, 2006. Restructuring and asset impairment charges, net impacted operating income by $14 million, including $3 million in cost of sales, for the quarter ended December 28, 2007. Restructuring charges, net were $56 million for the same period last year.

Segment Results:

        The segment discussions that follow describe the significant factors contributing to the changes in results for each of our segments included in continuing operations.

Quarter Ended December 28, 2007 Compared to Quarter Ended December 29, 2006

  ADT Worldwide

        Net revenue, operating income and operating margin for ADT Worldwide were as follows ($ in millions):

	For the Quarters Ended
	December 28, 2007	December 29, 2006
Revenue from product sales	$707	$667
Service revenue	1,292	1,196

Net revenue	$1,999	$1,863

Operating income	$249	$201
Operating margin	12.5%	10.8%

        Net revenue by geographic area for ADT Worldwide was as follows ($ in millions):

	For the Quarters Ended
	December 28, 2007	December 29, 2006
North America	$1,040	$1,022
Europe, Middle East and Africa ("EMEA")	675	610
Rest of World	284	231

	$1,999	$1,863

        Net revenue for ADT Worldwide increased 7.3% during the quarter ended December 28, 2007, with product revenue up 6.0% and service revenue up 8.0%, as compared to the quarter ended December 29, 2006. Revenue from product sales includes sales and installation of electronic security and other systems. Service revenue is comprised of electronic security services and maintenance, including the monitoring of burglar alarms, fire alarms and other life safety systems as well as services related to retailer anti-theft systems. The 1.8% revenue growth in North America resulted largely from growth in recurring residential revenue. Revenue in the EMEA region grew 10.7% primarily driven by favorable changes in foreign currency exchange rates. The 22.9% revenue growth in the Rest of World geographies was primarily driven by strong growth in Latin America, Asia and Australia/New Zealand, and to a lesser extent, by favorable changes in foreign currency exchange rates. Overall, the ADT Worldwide net revenue increase included the favorable impact of changes in foreign currency exchange rates of $84 million.

        Attrition rates for customers in our ADT Worldwide business continued to improve, declining to an average of 12.2% on a trailing 12-month basis as of December 28, 2007 as compared to 12.3% as of September 28, 2007 and 13.7% as of December 29, 2006.

        Operating income increased $48 million in the quarter ended December 28, 2007 from the same period in the prior year. Factors that positively impacted operating income included increased volume, operational efficiencies, including those achieved from restructuring activities in Europe, and lower depreciation and amortization expense. The decrease to depreciation and amortization expense occurred primarily in North America and resulted from changes to the depreciation method and estimated useful lives for pooled subscriber assets and changes to the estimated useful lives of dealer intangible assets. The reduction in depreciation and amortization expense was more than offset by increased net expenses of $24 million to convert customers from analog to digital signal transmissions in North America. Given our experience with this conversion, we estimate that the cost of the conversion will negatively impact operating income by approximately $25 million in the second quarter of 2008. In addition, results for the quarter ended December 28, 2007 included net restructuring and asset impairment charges of $7 million, which were primarily related to improving field efficiencies and consolidating certain administrative functions in Europe. The same period in the prior year included net restructuring charges of $31 million.

        Operating margin in ADT Worldwide increased to 12.5% in the quarter ended December 28, 2007 from 10.8% for the same period in the prior year reflecting improvement in each region. The recent restructuring actions and management changes that have been implemented in Europe are expected to continue to drive further improvements to the operating margin in EMEA.

  Flow Control

        Net revenue, operating income and operating margin for Flow Control were as follows ($ in millions):

	For the Quarters Ended
	December 28, 2007	December 29, 2006
Revenue from product sales	$1,030	$802
Service revenue	44	33

Net revenue	$1,074	$835

Operating income	$171	$108
Operating margin	15.9%	12.9%

        Net revenue for Flow Control increased $239 million, or 28.6%, in the quarter ended December 28, 2007 as compared to the quarter ended December 29, 2006. The increase in net revenue was largely driven by volume growth from continued strength in most industrial end markets with significant project growth in the energy and water sectors. Growth in these sectors was strong across all geographical regions, and, in particular, Asia-Pacific and Europe. Favorable changes in foreign currency exchange rates positively impacted revenue by $92 million while divestitures had a negative impact of $1 million.

        The increase in operating income of $63 million, or 58.3%, in the quarter ended December 28, 2007 as compared to the quarter ended December 29, 2006 was primarily due to revenue growth, as well as volume efficiencies. The increase in operating income during the quarter ended December 28, 2007 was partially offset by net restructuring and asset impairment charges of $2 million, which includes $1 million in cost of sales. The prior year includes net restructuring charges of $5 million.

  Fire Protection Services

        Net revenue, operating income and operating margin for Fire Protection Services were as follows ($ in millions):

	For the Quarters Ended
	December 28, 2007	December 29, 2006
Revenue from product sales	$433	$416
Service revenue	399	375

Net revenue	$832	$791

Operating income	$72	$59
Operating margin	8.7%	7.5%

        Net revenue for Fire Protection Services increased $41 million, or 5.2%, during the quarter ended December 28, 2007 as compared to the quarter ended December 29, 2006 driven by increases in both product sales and service revenues. Revenue from product sales includes sales and installation of fire protection and other systems. Service revenue comprises inspection, maintenance, service and monitoring of fire detection and suppression systems. The increase in product sales was primarily attributable to favorable foreign currency exchange rates. The increase in service revenue related to growth in service work and sprinkler contracting in North America as well as favorable foreign currency exchange rates. This increase was partially offset by reduced revenue internationally driven largely by the planned exit of small low performing businesses in Latin America and Asia. Changes in foreign currency exchange rates had a favorable impact of $41 million.

        Operating income increased $13 million in the quarter ended December 28, 2007 as compared to the same period in the prior year primarily driven by improved margins in most geographic regions. The quarter ended December 28, 2007 includes increased sales in higher margin electronic service revenue businesses. Additionally, 2007 was favorably impacted by certain restructuring initiatives.

  Electrical and Metal Products

        Net revenue, operating income and operating margin for Electrical and Metal Products were as follows ($ in millions):

	For the Quarters Ended
	December 28, 2007	December 29, 2006
Revenue from product sales	$486	$442
Service revenue	1	1

Net revenue	$487	$443

Operating income	$41	$41
Operating margin	8.4%	9.3%

        Net revenue for Electrical and Metal Products increased $44 million, or 9.9%, in the quarter ended December 28, 2007 as compared to the quarter ended December 29, 2006. The increase in net revenue was largely driven by steel tubular products related to both volume and selling price increases. Additionally, the sales volume of armored cable increased however, it was partially offset by decreased selling prices. Changes in foreign currency exchange rates had a favorable impact of $11 million.

        Operating income remained constant in the quarter ended December 28, 2007 as compared to the quarter ended December 29, 2006 as higher volume and improved spreads for steel tubular products were offset by lower copper spreads. In addition, results for the quarter ended December 28, 2007 included net restructuring and asset impairment charges of $4 million, which includes $2 million in cost of sales.

  Safety Products

        Net revenue, operating income and operating margin for Safety Products were as follows ($ in millions):

	For the Quarters Ended
	December 28, 2007	December 29, 2006
Revenue from product sales	$443	$402
Service revenue	4	4

Net revenue	$447	$406

Operating income	$86	$71
Operating margin	19.2%	17.5%

        Net revenue for Safety Products increased $41 million, or 10.1%, during the quarter ended December 28, 2007 as compared to the quarter ended December 29, 2006 primarily from strong performance in the fire suppression and electronic security businesses. The increase in the fire suppression business was driven by continued growth in the energy and marine sectors. The electronic security business also experienced growth as a result of new product introductions and new market expansions. Favorable changes in foreign currency exchange rates of $22 million also contributed to the increase in revenue.

        Operating income increased $15 million during the quarter ended December 28, 2007 over the same period in the prior year. This increase was primarily attributable to increased sales volume along with the impact of cost savings from operational excellence initiatives. Additionally, operating income included $1 million of net restructuring and asset impairment charges compared to $7 million in the quarter ended December 29, 2006.

  Corporate and Other

        Net revenue, operating income and operating margin for Corporate and Other were as follows ($ in millions):

	For the Quarters Ended
	December 28, 2007	December 29, 2006
Revenue from product sales	$30	$27
Service revenue	1	—

Net revenue	$31	$27

Operations	$6	$7
Corporate expense	(126)	(230)

Operating loss	$(120)	$(224)

        Corporate and Other includes the operating results of certain international building products businesses.

        Corporate expense in the quarter ended December 28, 2007 was $104 million lower than in the quarter ended December 29, 2006. Corporate expense for the quarter ended December 28, 2007 included Separation related costs of $9 million. Corporate expense for the quarter ended December 29, 2006 included Separation related costs of $25 million and net restructuring and asset impairment charges of $13 million primarily related to the consolidation of certain headquarter functions. The remaining decrease in corporate expense is related to cost reduction initiatives and the restructuring program. We continue to target a full year corporate expense run rate of $500 million.

  Interest Income and Expense

        Interest income was $58 million and $14 million during the quarters ended December 28, 2007 and December 29, 2006, respectively. The increase in interest income is primarily related to interest earned on the class action settlement escrow of $33 million.

        Interest expense was $117 million in the quarter ended December 28, 2007 as compared to $66 million in the quarter ended December 29, 2006. The increase in interest expense is primarily related to interest on the class action settlement liability of $33 million, and to a lesser extent increased costs related to our bank and revolving credit facilities.

        In the quarter ended December 29, 2006, net interest amounts were proportionally allocated to Covidien and Tyco Electronics based on the debt amounts that we believe were utilized by Covidien and Tyco Electronics historically inclusive of amounts directly incurred, and is included in discontinued operations. Allocated net interest was calculated using our historical weighted-average interest rate on debt, including the impact of interest rate swap agreements. The portion of Tyco's interest income and interest expense allocated to Covidien and Tyco Electronics was $13 million and $91 million respectively.

  Other Income, Net

        Other income, net for the quarter ended December 28, 2007 includes $40 million recorded in connection with the adoption of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 48, "Accounting for Uncertain Income Taxes—an interpretation of FASB Statement No. 109," with a corresponding increase to the receivable from Covidien and Tyco Electronics under the Tax Sharing Agreement, as the Company concluded that this was an indirect effect of adopting a new accounting standard. In addition, $10 million for other activity was recorded in the first quarter of 2008 in accordance with the Tax Sharing Agreement in other income, net.

  Effective Income Tax Rate

        Our effective income tax rate was 24.8% and 20.0% during the quarters ended December 28, 2007 and December 29, 2006, respectively. The increase in the effective tax rate was primarily the result of lower releases of deferred tax valuation allowances and the impact of enacted law changes in the quarter ended December 28, 2007. In addition, the quarter ended December 29, 2006 included $10 million of tax costs related to the Separation.

  Tax Sharing Agreement

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

        Under the Tax Sharing Agreement, with certain exceptions, Tyco generally is responsible for the payment of 27% of any additional U.S. and certain non-U.S. income taxes that are required to be paid to tax authorities as a result of tax audits of Covidien's, Tyco Electronics' or Tyco's subsidiaries' income tax returns for all periods prior to the spin-offs.

        Under the Tax Sharing Agreement, the Company shares responsibility for certain of Tyco's, Covidien's and Tyco Electronics' income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and Tyco Electronics share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and Tyco Electronics' U.S. income tax returns. All costs and expenses associated with the management of these shared tax liabilities are shared equally among the parties. Tyco has recorded a receivable from Covidien and Tyco Electronics of $153 million at December 28, 2007 and $103 million at September 28, 2007 which is included in other assets as our estimate of their portion of the Tax Sharing obligations. Other liabilities include $554 million at December 28, 2007 and $543 million at September 28, 2007 for the fair value of Tyco's obligations under the Tax Sharing Agreement, determined in accordance with FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Tyco assesses the shared tax liabilities and related FIN No. 45 liability at each reporting period. The receivable and liability were initially recognized with an offset to shareholders' equity in 2007. In the first quarter of 2008, in connection with the adoption of FIN No. 48, Tyco increased its receivable from Covidien and Tyco Electronics under the Tax Sharing Agreement with a corresponding increase to other income, net by $40 million ($0.08 for both basic and diluted earnings per share), as the Company concluded that this was an indirect effect of adopting a new accounting standard. In addition, $10 million for other activity was recorded in the first quarter of 2008 in accordance with the Tax Sharing Agreement.

        Tyco will provide payment under the Tax Sharing Agreement as the shared income tax liabilities are settled. Settlement is expected to occur as the audit process by local taxing authorities is completed for the impacted years. Given the nature of the shared liabilities, the maximum amount of potential future payments is not determinable.

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

        If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party's fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, the Company could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, the Company may be obligated to pay amounts in excess of its agreed-upon share of Tyco's, Covidien's and Tyco Electronics' tax liabilities. See Note 14 for further discussion of guarantees and indemnifications extended between Tyco, Covidien and Tyco Electronics.

  Other Income Tax Matters

        The Company and its subsidiaries' income tax returns periodically are examined by various tax authorities. In connection with these examinations, tax authorities, including the Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. The Company is reviewing and contesting certain of the proposed tax adjustments. Management has assessed the issues related to these adjustments for recognition and measurement under FIN No. 48 and has recorded unrecognized tax benefits in accordance with FIN No. 48.

        In 2004, in connection with the IRS audit of the 1997 through 2000 years, the Company submitted to the IRS proposed adjustments to certain of these prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously filed. During 2006, the IRS accepted substantially all of the proposed adjustments, and the Company developed proposed amendments to U.S. federal income tax returns for additional periods through 2002. On the basis of previously accepted amendments, the Company has determined that these adjustments will more-likely-than-not be accepted and, accordingly, has recorded them in the Consolidated Financial Statements. Such adjustments did not have a material impact on the Company's financial condition, results of operations or cash flows.

        During the third quarter of 2007, the IRS concluded its field examination of certain of Tyco's U.S. federal income tax returns for the years 1997 though 2000 and issued anticipated Revenue Agents' Reports ("RARs") which reflect the IRS' determination of proposed tax adjustments for the periods under audit. The RAR's propose tax audit adjustments to certain of the Company's previously filed tax return positions. The Company agreed with the IRS on adjustments totaling $498 million, with an estimated cash impact to the Company of $458 million, and during the third quarter of 2007, the Company paid $458 million, of which $163 million related to the Company's discontinued operations. The Company appealed other proposed tax audit adjustments totaling approximately $1 billion relating to Tyco, Covidien and Tyco Electronics, and, as Audit Managing Party as specified in the Tax Sharing Agreement, the Company intends to vigorously defend its prior filed tax return positions. In connection with the adoption of FIN No. 48, the Company reassessed its related uncertain tax positions for recognition and measurement and has made any necessary adjustments. Those adjustments were not material. The Company believes that the amounts recorded in its financial statements relating to these tax adjustments are sufficient. However, the ultimate resolution of these matters is uncertain and could result in a material impact to the Company's financial position, results of operations or cash flows. In addition, ultimate resolution of these matters could result in the Company filing amended U.S. federal income tax returns for years subsequent to the current 1997 to 2000 audit period and could have a material impact on the Company's effective tax rate in future reporting periods.

        The IRS proposed civil fraud penalties against a prior subsidiary that was distributed to Tyco Electronics arising from alleged actions of former executives in connection with certain intercompany transfers of stock of Simplex Technologies in 1998 and 1999. Based on statutory guidelines, we estimate the proposed penalties could range between $30 million and $50 million. The Company, as Audit Managing Party, will vigorously oppose the assertion of any such penalties against Tyco Electronics, in part, because beginning in 2003 the Company discovered, investigated and reported the conduct at issue to the IRS and fully cooperated in the criminal prosecution of the Company's former Chief Tax Officer on a charge of willful filing of a false tax return.

        Additionally, during 2008 the Company expects to complete proposed amendments to its U.S. federal income tax returns for periods subsequent to 2002, which will primarily reflect the roll forward through 2006 of the amendments for the periods 1997 to 2002. When the Company's tax return positions are updated additional adjustments may be identified and recorded in the Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, the Company believes that any resulting adjustments will not have a material impact on its financial condition, results of operations or cash flows.

Discontinued Operations

        In December 2007, the Board of Directors approved for divestiture Nippon Dry-Chemical Co., Ltd. ("NDC"), one of the leading companies in the Japanese fire protection industry. The Company recorded a $6 million pre-tax impairment charge to write the business down to its fair value less cost to sell. Fair value used for the impairment assessment was based on existing market conditions and the terms expected to be included in the sale agreement. The Company will continue to assess recoverability based on current fair values, less cost to sell until the business is sold, which is expected to occur by the end of 2008.

        During the first quarter of 2007, Aquas Industriales de Jose, C.A. ("AIJ"), a joint venture that was majority owned by Infrastructure Services, was sold for $42 million in net cash proceeds and a pre-tax gain on sale of $19 million was recorded. Additionally, during the fourth quarter of 2007, the remaining portion of Infrastructure Services met the held for sale criteria. Infrastructure Services provides consulting, engineering, construction management and operating services for the water, wastewater, environmental, transportation and facilities market. The Company has assessed and determined that the carrying values of these businesses are recoverable and will continue to assess recoverability based on current fair value, less cost to sell, until the businesses are sold. On September 17, 2007, the Company executed a definitive agreement to sell for approximately $295 million in cash 100% of the stock of Empresa de Transmissao de Energia do Oeste Ltda. ("ETEO"), a Brazilian subsidiary of Infrastructure Services. The transaction is subject to Brazilian regulatory approval and normal closing conditions and is expected to close by the end of the second quarter of 2008. The Company expects to sell the remaining portion of Infrastructure Services by the end of 2008.

        During September 2007, Tyco entered into an economic hedge of the Brazilian Real denominated contractual sale price of the ETEO business. Since this hedging transaction is directly linked to the expected proceeds from the sale of a business that is reflected in discontinued operations, Tyco began including the impact of this hedge in discontinued operations during the quarter ended December 28, 2007. During the quarter, Tyco incurred losses of $10 million on this hedge. The impact of this hedge in the prior period was not material.

        The NDC, AIJ and Infrastructure Services businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations in all periods presented.

        During the third quarter of 2007, Tyco completed the Separation and has presented its Healthcare and Electronics businesses as discontinued operations in all periods prior to the completion of the Separation in June 2007.

        The Company has used available information to develop its best estimates for certain assets and liabilities related to the Separation. In limited instances, final determination of the balances will be made in subsequent periods. During the first quarter of 2008, $15 million was recorded through shareholders' equity, primarily related to adjustments to certain pre-Separation tax liabilities. Adjustments may be recorded to shareholders' equity in the future for the impact of filing final income tax returns in certain jurisdictions where those returns include a combination of Tyco, Covidien and/or Tyco Electronics legal entities and for certain amended income tax returns for the periods prior to the Separation.

Critical Accounting Policies and Estimates

        The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses.

        We believe that our accounting policies for depreciation and amortization methods of security monitoring-related assets, revenue recognition, loss contingencies, income taxes, goodwill and indefinite-lived intangible assets, long-lived assets and pension and postretirement benefits are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the quarter ended December 28, 2007, there were no other significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2007 (the "2007 Form 10-K") other than the adoption of FIN No. 48.

Liquidity and Capital Resources

        The sources of our cash flow from operating activities and the use of a portion of that cash in our operations were as follows ($ in millions):

	For the Quarters Ended
	December 28, 2007	December 29, 2006
Cash flows from operating activities:
Operating income	$499	$256
Depreciation and amortization(1)	276	296
Non-cash compensation expense	35	45
Deferred income taxes	(61)	(7)
Provision for losses on accounts receivable and inventory	30	24
Other, net	64	4
Net change in working capital	(814)	(395)
Interest income	58	14
Interest expense	(117)	(66)
Income tax expense	(122)	(41)

Net cash (used in) provided by operating activities	$(152)	$130

Other cash flow items:
Capital expenditures, net(2)	$(169)	$(137)
Decrease in the sale of accounts receivable	5	2
Acquisition of customer accounts (ADT dealer program)	(90)	(97)
Purchase accounting and holdback liabilities	(1)	(2)
Voluntary pension contributions	—	18

(1)
The quarters ended December 28, 2007 and December 29, 2006 included depreciation expense of $151 million and $166 million, respectively, and amortization of intangible assets of $125 million and $130 million, respectively.

(2)
Included net proceeds received for the sale/disposition of property, plant and equipment of $7 million and $6 million for the quarters ended December 28, 2007 and December 29, 2006, respectively.

        The net change in working capital decreased operating cash flow by $814 million in the quarter ended December 28, 2007. The components of this change are set forth in detail in the Consolidated Statements of Cash Flows. The significant changes in working capital included a $382 million decrease in accrued and other liabilities, primarily related to accrued restructuring and bonus accruals, a $143 million decrease in accounts payable and a $117 million increase in inventories.

        During the quarter ended December 28, 2007, we purchased approximately 102,000 customer contracts for electronic security services through the ADT dealer program for cash of $90 million.

        We continue to fund capital expenditures to improve the cost structure of our businesses, to invest in new processes and technology, and to maintain high quality production standards. The level of capital expenditures in 2008 is expected to exceed the spending levels in 2007 and is also expected to exceed depreciation.

        During the quarter ended December 28, 2007, we repurchased 5.5 million of our common shares for $229 million under the $1.0 billion share repurchase program approved by the Board of Directors in September 2007.

        During the quarter ended December 29, 2006, we launched a $350 million to $400 million company-wide restructuring program. Through the first quarter of 2008, the Company has incurred charges of $231 million related to this program. During the quarter ended December 28, 2007, we paid out $43 million in cash related to these restructuring activities. See Note 3 to our Consolidated Financial Statements for further information regarding our restructuring activities.

        Income taxes paid, net of refunds, related to continuing operations was $162 million and $62 million during the quarters ended December 28, 2007 and December 29, 2006, respectively.

        As previously discussed, effective June 29, 2007, we completed the Separation. In connection with the Separation, we paid $46 million in Separation costs during the quarter ended December 28, 2007, including $36 million included in cash used in discontinued operating activities. During the quarter ended December 29, 2006, we paid $85 million in Separation costs, including $65 million included in cash provided by discontinued operating activities. We expect that we will incur the remaining cash outflows related to the Separation during the second quarter of 2008. These amounts will primarily consist of professional services and employee-related costs.

Capitalization

        Shareholders' equity was $15.7 billion, or $32.03 per share, at December 28, 2007, compared to $15.6 billion, or $31.50 per share, at September 28, 2007. Shareholders' equity increased due to net income of $363 million, favorable changes in foreign currency exchange rates of $79 million, offset by the repurchase of common shares by a subsidiary of $229 million, and dividends declared of $74 million.

        Total debt was $4.5 billion at December 28, 2007 and September 28, 2007, respectively. Total debt as a percentage of total capitalization (total debt and shareholders' equity) was 22% at December 28, 2007 and September 28, 2007, respectively.

        Our cash balance decreased to $1.1 billion at December 28, 2007, as compared to $1.9 billion at September 28, 2007. The decrease in cash was primarily due to cash flows from operations, capital expenditures and the repurchase of common shares under the $1.0 billion share repurchase program.

        As previously discussed, in September 2007, the Board of Directors approved a $1.0 billion share repurchase program. Pursuant to the program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved 10b5-1 trading plan in accordance with applicable regulations. A Rule 10b5-1 trading plan permits the Company to repurchase its shares during periods when the Company would not normally be active in the trading market due to insider trading laws, provided the plan is adopted when the Company is not aware of material non-public information. Under a Rule 10b5-1 trading plan, we would be unable to repurchase shares above a pre-determined price per share. Additionally, the maximum number of shares that we may purchase each day would be governed by Rule 10b-18.

        Dividend payments were $74 million in the first quarter of 2008 to shareholders of record of Tyco International Ltd. on October 1, 2007. The timing, declaration and payment of future dividends to holders of our common shares falls within the discretion of our Board of Directors and will depend upon many factors, including the statutory requirements of Bermuda law, our financial condition and results of operations, the capital requirements of our businesses, industry practice and any other factors the Board of Directors deems relevant.

        On April 25, 2007, we, certain of our subsidiaries and a syndicate of banks entered into a 364-day unsecured bridge loan facility. This facility has a variable interest rate based on LIBOR. The margin over LIBOR payable by Tyco International Finance S.A. ("TIFSA"), a wholly owned subsidiary of the Company and successor company to Tyco International Group S.A., a wholly-owned subsidiary of the Company organized under the laws of Luxembourg ("TIGSA"), can vary based on changes in our credit rating. As of December 28, 2007, our aggregate commitment and outstanding balance under our unsecured bridge loan facility was $367 million.

        On October 1, 2007, the commitments with respect to the unused portion of our unsecured bridge loan facility expired. Our unsecured revolving credit facility and our letter of credit facility described below provide the lenders under those facilities with the right to demand repayment of outstanding amounts, and to terminate commitments to extend additional credit, if (i) certain of our outstanding public debt is declared due and payable and (ii) we do not have sufficient liquidity available under our unsecured bridge loan facility to refinance such debt. As a result, on November 27, 2007, we secured additional firm commitments from certain of our lenders under the bridge loan facility. These additional commitments provide us with sufficient liquidity to repay the outstanding public debt with borrowings of up to $4.0 billion. The additional commitments expire on, and any borrowings under the facility would mature on, November 25, 2008. The facility may only be used to repay, settle or otherwise extinguish the public debt described above, which is the subject of ongoing litigation between us and the trustee for such public debt. For more information regarding such litigation, see Part II, Item 1. Legal Proceedings—Indenture Trustee Litigation.

        Additionally, on April 25, 2007, we, certain of our subsidiaries and a syndicate of banks entered into a 5-year $1.25 billion unsecured revolving credit facility. This revolving credit facility will be used for working capital, capital expenditures and other corporate purposes. At December 28, 2007, $308 million was outstanding under the unsecured revolving credit facility. This facility has a variable interest rate based on LIBOR. The margin over LIBOR payable by TIFSA can vary based on changes in our credit rating.

        On June 21, 2007, Tyco and TIFSA entered into a $500 million letter of credit facility, with Citibank N.A. as administrative agent, that was originally set to expire on December 15, 2007. The facility provides for the issuance of letters of credit, supported by a related line of credit facility. TIFSA may only borrow under the line of credit agreement to reimburse the bank for obligations with respect to letters of credit issued under this facility. The covenants under this facility are substantially similar to the covenants under the bridge loan and revolving credit facilities. TIFSA would pay interest on any outstanding borrowings at a variable interest rate, based on the bank's base rate or the Eurodollar rate, as defined. On October 19, 2007, the facility was amended. The amendment extended the maturity date to June 15, 2008 and adjusted the interest rate spreads and fees applicable to extensions of credit thereunder. Loans under the amended letter of credit agreement will continue to bear interest based on LIBOR plus the applicable margin. As of December 28, 2007, letters of credit of $477 million have been issued under the $500 million credit facility. There were no amounts borrowed under this credit facility at December 28, 2007.

        TIFSA's bank credit agreements contain customary terms and conditions, and financial covenants that limit the ratio of our debt to our earnings before interest, taxes, depreciation, and amortization and that limit our ability to incur subsidiary debt or grant liens on our property. Our indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions. None of these covenants are considered restrictive to our business. We believe we are in compliance with all of our debt covenants. The indenture trustee under indentures dated as of June 9, 1998 and November 12, 2003, is contesting whether the Separation transactions were permitted under such indentures. See Part II, Item 1. Legal Proceedings—Indenture Trustee Litigation.

Commitments and Contingencies

        For a detailed discussion of contingencies related to our litigation matters and governmental investigations related to us, see Note 9 to our Consolidated Financial Statements.

Backlog

        At December 28, 2007, Tyco had a backlog of unfilled orders of $9.1 billion, compared to a backlog of $9.0 billion at September 28, 2007. Backlog by segment was as follows ($  in millions):

	December 28, 2007	September 28, 2007
ADT Worldwide	$6,178	$6,137
Flow Control	1,634	1,579
Fire Protection Services	1,066	1,049
Electrical and Metal Products	113	113
Safety Products	147	137
Corporate and Other	5	4

	$9,143	$9,019

        Within ADT Worldwide, backlog increased primarily as a result of recurring revenue-in-force, which represents 12 months' fees for monitoring and maintenance services under contract in the security business. The amount of recurring revenue-in-force at December 28, 2007 and September 28, 2007 was $3.98 billion and $3.93 billion, respectively. Flow Control had increased bookings mostly in the Asia-Pacific and Americas regions. Backlog within Fire Protection Services increased primarily as a result of increased orders in Asia and North America.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

        Certain of Tyco's international businesses utilize the sale of accounts receivable as short-term financing mechanisms. The aggregate amount outstanding under the Company's remaining international accounts receivable programs was $73 million and $76 million at December 28, 2007 and September 28, 2007, respectively.

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

        There are certain guarantees or indemnifications extended between Tyco, Covidien and Tyco Electronics in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. At the time of the Separation, Tyco recorded a liability necessary to recognize the fair value of such guarantees and indemnifications in accordance with FIN No. 45. Fair values were determined with the assistance of a third party valuation firm. The liability necessary to reflect the fair value of the guarantees and indemnifications is $554 million, which is included in other liabilities on our Consolidated Balance Sheets. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. See Note 4 for further discussion of the Tax Sharing Agreement.

        In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien and Tyco Electronics operating entities. In connection with the Separation, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien or Tyco Electronics. To the extent these guarantees were not assigned prior to the Separation date, Tyco assumed primary liability on any remaining such support. The estimated fair values of these obligations are $7 million, which are included in other liabilities on our Consolidated Balance Sheets, and were recorded in accordance with FIN No. 45.

        In disposing of assets or businesses, the Company often provides representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company is not aware of any potential liabilities related to such indemnities which could have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

        In 2001, a division of Safety Products initiated a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain O-ring seal sprinkler heads which were originally manufactured by Central Sprinkler prior to Tyco's acquisition. Under this program, the sprinkler heads are being replaced free of charge to property owners. On May 1, 2007, the Consumer Product Safety Commission and the Company announced an August 31, 2007 deadline for filing claims to participate in the VRP. The Company will fulfill all valid claims for replacement of qualifying sprinklers. The related warranty reserve reflects the Company's best estimate of the expected costs to complete the program in light of claims received through August 31, 2007 and estimated material and labor costs. Settlements during the quarter ended December 28, 2007 include cash expenditures of $12 million related to the VRP.

Accounting Pronouncements

        Recently Adopted Accounting Pronouncements—In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 became effective for Tyco in the first quarter of 2008. As a result of adopting FIN No. 48, Tyco increased its reserve for uncertain tax positions by $55 million and reduced its deferred tax assets by $24 million with a corresponding $79 million cumulative effect adjustment to shareholders' equity. See Note 4 to the Consolidated Financial Statements for additional information related to the adoption of FIN No. 48.

        Recently Issued Accounting Pronouncements—In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective for Tyco in the first quarter of 2009. The

Company is currently assessing the impact that SFAS No. 159 will have on the results of its operations, financial position or cash flows.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for Tyco in the first quarter of 2009. The Company is currently assessing the impact, if any, that SFAS No. 157 will have on the results of its operations, financial position or cash flows.

Forward-Looking Information

        Certain statements in this report are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission ("SEC"), or in Tyco's communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product expansion, backlog, the consummation and benefits of acquisitions and divestitures or other matters, as well as financings and repurchases of debt or equity securities, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward-looking statements include, among other things:

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

  •
  the outcome of litigation and governmental proceedings;

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

  •
  changes in U.S. and non-U.S. government laws and regulations; and

  •
  the possible effects on Tyco of pending and future legislation in the United States that may limit or eliminate potential U.S. tax benefits resulting from Tyco's incorporation in Bermuda, or deny U.S. government contracts to Tyco based upon its incorporation in Bermuda.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The Company's exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure discussed in the 2007 Form 10-K. In order to manage the volatility relating to our more significant market risks, we enter into forward foreign currency exchange contracts and foreign currency options.

        We utilize established risk management policies and procedures in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading or speculative purposes. Derivative financial instruments related to non-functional currency cash flows, are used with the goal of mitigating a significant portion of these exposures when it is cost effective to do so. Counterparties to derivative financial instruments are limited to financial institutions with at least an A/A2 long-term debt rating.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 28, 2007, our disclosure controls and procedures were not effective because of a material weakness in our internal controls over financial reporting as of September 28, 2007, relating to accounting for income taxes, which we view as an integral part of our disclosure controls and procedures as discussed in Part II, Item 9A. Controls and Procedures in Form 10-K to the Annual Report on Form 10-K for the year ended September 28, 2007.

        Over the past five years, significant internal control, informational systems and process improvements have been implemented in our tax accounting processes, including certain recently implemented controls in response to the identified material weakness. Over the last several quarters, the following significant changes were made to our internal controls over financial reporting:

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

        In addition to the above, we proactively identify opportunities for control improvements. We have ongoing initiatives to standardize, consolidate and upgrade various financial operating systems and eliminate many of the manual and redundant tasks previously performed under older systems or processes. These changes will be implemented in stages over the next several years.

Remediation Plan

        During 2008, we will continue to focus on our internal controls over accounting for income taxes, and will take further steps to those mentioned earlier to strengthen controls, including the following planned actions:

  •
  Further enhancements to policies and procedures relating to tax account reconciliation and analysis;

  •
  Additional hiring of tax accounting resources;

  •
  Training, guidance and communications to information providers regarding tax accounting requirements;

  •
  Comprehensive review of our tax accounting, close and control procedures to identify areas that require further improvements; and

  •
  Enhanced monitoring of tax accounting submissions and tax account balances of our legal entities globally.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        Except as discussed below, there have been no material developments in the Company's legal proceedings since the Company filed the 2007 Form 10-K. For a description of the Company's previously reported legal proceedings, refer to Part I, Item 3. Legal Proceedings, in the 2007 Form 10-K.

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

Class Action Settlement

        On December 19, 2007, the United States District Court for the District of New Hampshire entered a final order approving the settlement of 32 purported securities class action lawsuits. The settlement did not purport to resolve the following securities cases, which remain outstanding and are discussed below: Hess v. Tyco International Ltd., et al., Stumpf v. Tyco International Ltd., New Jersey v. Tyco International Ltd., et al., Ballard v. Tyco International Ltd., Sciallo v. Tyco International Ltd., et al., Jasin v. Tyco International Ltd., et al., Hall v. Kozlowski, et al. and Davis v. Kozlowski et al. The settlement does not release claims arising under the Employee Retirement Income Security Act of 1974, 29 U.S.C. Sec. 1001, et seq. ("ERISA"), which are not common to all Class Members, including any claims asserted in Overby, et al. v. Tyco International Ltd. In addition, individuals and entities totaling approximately 4% of the shares owned by the class members have opted-out of the settlement.

        Under the terms of the settlement, the plaintiffs agreed to release all claims against Tyco, the other settling defendants and ten other individuals in consideration for the payment of $2.975 billion from Tyco to the certified class and assignment to the class of any net recovery of any claims possessed by Tyco and the other settling defendants against Tyco's former auditor, PricewaterhouseCoopers. Defendant PricewaterhouseCoopers was not a settling defendant and is not a party to the memorandum. However, PricewaterhouseCoopers subsequently agreed to participate in the settlement as a settling defendant, and in consideration of a release of all claims against it by the parties to the settlement, agreed to make a payment of $225 million. We and the other settling defendants have denied and continue to deny any wrongdoing and legal liability arising from any of the facts or conduct alleged in the actions.

        Pursuant to the terms of the settlement, L. Dennis Kozlowski, Mark H. Swartz and Frank E. Walsh, Jr., also are excluded from the settling defendants, and the class will assign to Tyco all of their claims against defendants Kozlowski, Swartz and Walsh. In exchange, we will agree to pay to the certified class 50% of any net recovery against these defendants.

        The deadline for deciding not to participate in the class settlement was September 28, 2007. As of such date, Tyco received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. A number of these individuals and entities have filed claims separately against Tyco. Any judgments resulting from such claims or from claims that are filed in the future would not reduce the settlement amount. Generally, the claims asserted by these plaintiffs include claims similar to those asserted by the settling defendants; namely, violations of the disclosure provisions of federal securities laws. Tyco intends to vigorously defend any litigation resulting from opt-out claims. It is not possible at this time to predict the final outcome or to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of the asserted or unasserted claims from individuals that have opted-out.

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

        Tyco incurred a charge to expense, for which no tax benefit is available, and a current liability of $2.975 billion in the third quarter of 2007. The Company has also recovered or expects to recover certain of these costs from insurers. As such, the Company recorded $113 million of recoveries in connection with the class action settlement in its Consolidated Statements of Operations for 2007. Based on the Separation and Distribution Agreement, the Company recorded payables to Covidien and Tyco Electronics in 2007 for their portion of the recoveries with an offset to shareholders' equity. Tyco borrowed under its unsecured bridge and credit facilities to fund the liability and placed the proceeds in escrow for the benefit of the class. In connection with the Separation, Covidien and Tyco Electronics assumed their portion of the related borrowing. The escrow accounts will earn interest that is payable to the class. Interest is also accrued on the class action settlement liability. Based on the Separation and Distribution Agreement, Tyco had a receivable from Covidien and Tyco Electronics for their portion of the liability of $1,265 million and $933 million, respectively, at December 28, 2007 and $1,257 million and $927 million, respectively at September 28, 2007 and corresponding payables to Covidien and Tyco Electronics for their interest in the escrow accounts. Receivables and payables that pertain to the class action settlement and related escrow accounts with the same counterparty are presented net in the Consolidated Balance Sheet. Tyco's portion of the liability is $813 million at December 28, 2007 and $808 million at September 28, 2007.

Securities Proceedings Not Covered by the Settlement

        As previously reported in our periodic filings, an action entitled Hess v. Tyco International Ltd., et al., was filed on June 3, 2004 in the Superior Court of the State of California for the County of Los Angeles against certain of our former directors and officers, our former auditors and Tyco, which was subsequently amended. The amended complaint asserts claims of fraud, negligent representation, aiding and abetting breach of fiduciary duty, and breach of fiduciary duty in connection with, and subsequent to, an underlying settlement of litigation brought by shareholders in Progressive Angioplasty Systems, Inc. where the plaintiffs received our stock as consideration. The amended complaint alleges collective losses of not less than $20 million and seeks compensatory and punitive damages. Discovery in this action is ongoing.

        As previously reported in our periodic filings, on October 30, 2003, Stumpf v. Tyco International Ltd. was transferred to the District Court of New Hampshire by the Judicial Panel on Multidistrict Litigation. The complaint asserts claims against Tyco based on Section 11 of the Securities Act of 1933, 15 U.S.C. Sec. 77(k), Section 15 of the Securities Act, 15 U.S.C. Sec. 77(o), Section 10(b)

of the Securities and Exchange Act of 1934, 15 U.S.C. Sec. 78j(b), and Sec. 20(a) of the Exchange Act, 15 U.S.C. Sec. 78t(a). Discovery in this action is ongoing.

        As previously reported in our periodic filings, on November 27, 2002 the State of New Jersey, on behalf of several state pension funds, filed a complaint, New Jersey v. Tyco International Ltd., et al., in the United States District Court for the District of New Jersey against Tyco, our former auditors and certain of our former officers and directors, which was subsequently amended. Plaintiffs assert that the defendants violated federal and state securities laws, committed common law fraud, breached fiduciary duties, violated certain RICO statutes and otherwise engaged in fraudulent acts by making materially false and misleading statements and omissions concerning, among other things, the following: unauthorized and improper compensation of certain of our former executives; their improper use of our funds for personal benefit and their improper self-dealing in real estate. The plaintiffs seek unspecified monetary damages and other relief. On June 10, 2005, Tyco moved to dismiss in part the amended complaint. On June 11, 2007, the Court granted in part and denied in part Tyco's motion to dismiss. Many of the above plaintiffs' claims remain pending. On July 24, 2007, the plaintiffs moved for leave to amend their complaint again. Tyco responded in opposition to the motion on August 10, 2007, and on December 19, 2007, the Court denied the plaintiffs' motion. Discovery in this action is ongoing.

        As previously reported in our periodic filings, on January 20, 2004, a complaint was filed in the United States District Court for the Southern District of New York, Ballard v. Tyco International Ltd., et al. Plaintiffs are trustees of various trusts that were allegedly major shareholders of AMP, Inc., a company acquired by Tyco in April 1999. Plaintiffs name as defendants Tyco, five of its former officers and directors and PricewaterhouseCoopers LLP ("PWC"). As against all defendants, the complaint asserts causes of action under Sections 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Section 11 of the Securities Act of 1933. As against the Tyco defendants, the complaint asserts causes of action under Section 14(a) of the Securities Exchange Act and Rule 14a-9 promulgated thereunder; Section 12(a)(2) of the Securities Act; and for common law fraud and negligent misrepresentation. As against the individual defendants, the complaint asserts causes of action under Section 20(a) of the Securities Exchange Act and Section 15 of the Securities Act. The complaint alleges that defendants engaged in a scheme to artificially inflate Tyco's earnings and to mislead investors as to Tyco's positive earnings, growth and acquisition synergies prior to and in connection with its acquisition of AMP, Inc. The Judicial Panel on Multidistrict Litigation has transferred the action to the District of New Hampshire and discovery in this action is ongoing.

        As previously reported in our periodic filings, a complaint, Sciallo v. Tyco International Ltd., et al., was filed on September 30, 2003 in the United States District Court for the Southern District of New York. The plaintiffs purport to be former executives of U.S. Surgical who traded their U.S. Surgical stock options for Tyco International, Ltd. stock options when Tyco acquired U.S. Surgical on October 1, 1998. Plaintiffs name as defendants Tyco International Ltd. and certain former Tyco directors and executives. The complaint asserts causes of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, for common law fraud and negligence, and violation of New York General Business Law Section 349, which prohibits deceptive acts and practices in the conduct of any business. The complaint alleges that defendants made materially false and misleading statements and omissions concerning, among other things, Tyco's financial condition and accounting practices. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire and discovery in this action is ongoing.

        As previously reported in our periodic filings, a complaint was filed on September 2, 2004 in the Court of Common Pleas for Dauphin County, Pennsylvania, Jasin v. Tyco International Ltd., et al. This pro se plaintiff named as additional defendants Tyco International (US) Inc., and certain of our former executives. Plaintiff's complaint asserts causes of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as Section 11 of the Securities Act of 1933. Claims against our former executives are also asserted under Section 14(a) of the Securities

Exchange Act of 1934 and Rule 14a-9 promulgated thereunder and Section 20A of the Securities Exchange Act of 1934, as well as Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Plaintiff also asserts common law fraud, negligent misrepresentation, unfair trade practice, breach of contract, breach of the duty of good faith and fair dealing and violation of Section 1-402 of the Pennsylvania Securities Act of 1972. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire and discovery in this action is ongoing.

        As previously reported in our periodic filings, the Judicial Panel on Multidistrict Litigation has transferred Hall v. Kozlowski, et al. an action relating to plaintiff's employment, 401(k) and pension plans and ownership of Tyco stock, to the United States District Court for the District of New Hampshire. Discovery in this action is ongoing.

        As previously reported in our periodic filings, plaintiff moved to remand Davis v. Kozlowski et al., an action originally filed on December 9, 2003, from the United States District Court for the District of New Hampshire back to the Circuit Court of Cook County, Illinois. On March 17, 2005, the United States District Court for the District of New Hampshire granted plaintiff's motion to remand and denied defendants' motion to dismiss. On March 31, 2005, the Company moved for reconsideration of the Court's remand order. On July 17, 2006, the Court entered an order granting Tyco's motion to dismiss on the grounds that all of plaintiff's claims were preempted by federal law. The motion to dismiss was granted without prejudice to plaintiff's right to file another action in state court asserting claims that are not preempted by federal law. On January 8, 2007, plaintiff filed an action in the Circuit Court of Cook County, Illinois. The complaint seeks unspecified monetary damages and other relief. On January 12, 2007, Tyco removed the re-filed action to federal court in the United States District Court for the Northern District of Illinois, Eastern Division. On June 15, 2007, the Judicial Panel on Multidistrict Litigation transferred the case to the United States District Court for the District of New Hampshire. On October 16, 2007, Tyco filed a cross-motion to dismiss the action and on December 12, 2007, plaintiffs filed a motion for leave to respond to Tyco's renewed motion to dismiss.

Shareholder Derivative Litigation

        As previously reported in our periodic filings, an action was filed on June 7, 2002 in the Supreme Court of the State of New York, Levin v. Kozlowski, alleging that the individually named defendants breached their fiduciary duties, committed waste and mismanagement and engaged in self-dealing in connection with Tyco's accounting practices, individual board members' use of funds, and the financial disclosures of certain mergers and acquisitions. It was further alleged that certain of the individual defendants converted corporate assets for their own use. On November 14, 2006, the Supreme Court of the State of New York dismissed the complaint with prejudice. On December 11, 2006, plaintiffs filed a notice of appeal, which was denied by the Appellate division of the Supreme Court of the State of New York on November 15, 2007. The plaintiffs' time to appeal has since expired with no notice of appeal being filed.

ERISA Litigation

        As previously reported in our periodic filings, Tyco and certain of our current and former employees, officers and directors, have been named as defendants in eight class actions brought under the Employee Retirement Income Security Act ("ERISA"). Two of the actions were filed in the United States District Court for the District of New Hampshire and the six remaining actions were transferred to that Court by the Judicial Panel on Multidistrict Litigation. All eight actions have been consolidated in the District Court in New Hampshire. The consolidated complaint purports to bring claims on behalf of our Retirement Savings and Investment Plans and the participants therein and alleges that the defendants breached their fiduciary duties under ERISA by negligently misrepresenting and negligently failing to disclose material information concerning, among other things, the following: related-party transactions and executive compensation; our mergers and acquisitions and the accounting therefore, as well as allegedly undisclosed acquisitions; and misstatements of our financial results. The complaint also asserts that the defendants breached their fiduciary duties by allowing the Plans to invest in our shares when it was not a prudent investment. The complaints seek recovery of alleged plan losses arising from alleged breaches of fiduciary duties. On August 15, 2006, the Court entered an order certifying a class "consisting of all Participants in the Plans for whose individual accounts the Plans purchased and/or held shares of Tyco Stock Fund at any time from August 12, 1998 to July 25, 2002." On January 11, 2007, plaintiffs filed a motion, assented to by Tyco that proposed an agreed upon form of notice. On January 18, 2007, the Court granted that motion. On December 5, 2007, plaintiffs filed a motion seeking leave to file an amended complaint. Subsequently, on January 10, 2007, plaintiffs filed a motion to withdraw their motion to amend the complaint without prejudice. Discovery in this action is ongoing.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent court appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million, and the quarterly withdrawal liability payments are $1.1 million, which payments commenced on August 1, 2007. SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment by timely filing for arbitration. Accordingly, the Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

Tyco Litigation Against Former Senior Management

        Tyco International Ltd. v. L. Dennis Kozlowski. As previously reported in our periodic filings, we filed a civil complaint against our former Chairman and Chief Executive Officer for breach of fiduciary duty and other wrongful conduct, which was subsequently amended. The amended complaint alleges that the defendant misappropriated millions of dollars from our Key Employee Loan Program and relocation program; awarded millions of dollars in unauthorized bonuses to himself and certain other Tyco employees; engaged in improper self-dealing real estate transactions involving our assets; and conspired with certain other former Tyco employees in committing these acts. The amended complaint alleges causes of action for breach of fiduciary duty, fraud, unjust enrichment, breach of contract, conversion, constructive trust, and other wrongful conduct. The amended complaint seeks recovery for all of the losses suffered by us as a result of the former Chairman and Chief Executive Officer's conduct, and of all remuneration, including restricted and unrestricted shares and options, obtained by Mr. Kozlowski during the course of this conduct. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire. Discovery in this and the other affirmative cases is proceeding.

        Mr. Kozlowski was tried on criminal charges in New York County. The first criminal trial resulted in a mistrial declared on April 2, 2004. The retrial of Mr. Kozlowski began on January 18, 2005 and concluded on June 17, 2005, when the jury returned verdicts. Of the thirty-one counts submitted to it, which were similar to certain of the claims alleged in the Company's affirmative action described above, twenty-two were against Mr. Kozlowski. The jury found Mr. Kozlowski guilty on all charges of grand larceny, conspiracy and securities fraud, and all but one count of falsification of business records. On September 19, 2005, Mr. Kozlowski was sentenced to a term of imprisonment of eight and one-third years to twenty-five years, and ordered to pay an individual fine of $70 million and restitution, jointly and severally with Mr. Swartz, to Tyco of $134 million within one year. On September 19, 2005, Mr. Kozlowski filed a notice of appeal from his conviction. On January 2, 2007, by order of the Supreme Court of the State of New York, the New York County District Attorney's office released to Tyco, on behalf of Mr. Kozlowski, $98 million in restitution. The payment by Mr. Kozlowski was made pending the outcome of his appeal, which was denied on November 15, 2007.

        Tyco International Ltd. v. Mark H. Swartz. As previously reported in our periodic filings, we filed an arbitration claim against Mark H. Swartz, our former Chief Financial Officer and director, on October 7, 2002. As a consequence of Mr. Swartz's refusal to submit to the jurisdiction of the American Arbitration Association, we filed a civil complaint against him on April 1, 2003, for breach of fiduciary duty and other wrongful conduct. The action alleges that the defendant misappropriated millions of dollars from our Key Employees Loan Program and relocation program; approved and implemented awards of millions of dollars of unauthorized bonuses to himself and certain other Tyco employees; awarded millions of dollars in unauthorized payments to himself; engaged in improper self dealing real estate transactions involving our assets; and conspired with certain other former Tyco employees in committing these acts. The complaint alleges causes of action for breach of fiduciary duty, fraud, unjust enrichment, conversion, and constructive trust, and other wrongful conduct. The action seeks recovery for all of the losses suffered by us as a result of the former Chief Financial Officer and director's conduct, and all remuneration, including restricted and unrestricted shares and options, obtained by Mr. Swartz during the course of this conduct. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire. Discovery in this and the other affirmative cases is proceeding.

        Mr. Swartz was tried on criminal charges in New York County. The first criminal trial resulted in a mistrial declared on April 2, 2004. The retrial of Mr. Swartz began on January 18, 2005 and concluded on June 17, 2005, when the jury returned verdicts. Of the thirty-one counts submitted to it, which were similar to certain of the claims alleged in the Company's affirmative action described above, twenty-three were against Mr. Swartz. The jury found Mr. Swartz guilty on all charges of grand larceny, conspiracy and securities fraud, and all but one count of falsification of business records. On September 19, 2005, Mr. Swartz was sentenced to a term of imprisonment of eight and one-third years to twenty-five years, and ordered to pay an individual fine of $35 million and restitution, jointly and severally with Mr. Kozlowski, to Tyco of $134 million within one year and Mr. Swartz was ordered individually to pay damages to Tyco in the amount of $1 million. On September 19, 2005, Mr. Swartz filed a notice of appeal from his conviction. On October 27, 2006, Mr. Swartz paid restitution to the Company in the amount of $38 million. The payment by Mr. Swartz was made pending the outcome of his appeal, which was denied on November 15, 2007.

        Tyco International Ltd. v. L. Dennis Kozlowski and Mark H. Swartz. As previously reported in our periodic filings, we filed a civil complaint against our former Chairman and Chief Executive Officer and former Chief Financial Officer and Director pursuant to Section 16(b) of the Securities and Exchange Act of 1934 for disgorgement of short-swing profits from prohibited transactions in our common shares believed to exceed $40 million. The action seeks disgorgement of profits, interest, attorney's fees and costs. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire. Discovery in this and the other affirmative cases is proceeding.

        Tyco International Ltd. v. Frank E. Walsh, Jr. As previously reported in our periodic filings, we filed a civil complaint against Frank E. Walsh, Jr., a former director, for breach of fiduciary duty and related wrongful conduct involving receipt by Mr. Walsh of a $20 million payment in connection with our 2001 acquisition of the CIT Group, Inc. The action alleges causes of action for restitution, breach of fiduciary duty and inducing breach of fiduciary duty, conversion, unjust enrichment, and a constructive trust, and seeks recovery for all of the losses suffered by us as a result of the defendant director's conduct. On December 17, 2002, Mr. Walsh paid $20 million in restitution to Tyco, which was deposited by the Company in January 2003, as a result of a plea bargain agreement with the New York County District Attorney. Our claims against Mr. Walsh are still pending. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire. Discovery in this and the other affirmative cases is proceeding.

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

        As previously reported in our periodic filings, on January 27, 2006, we received from the New Jersey Division of Criminal Justice Office of the Attorney General a subpoena to produce documents concerning, among other things, former employees, the use of certain chemicals, and the filing of reports under state and federal environmental reporting laws at the same New Jersey facility sold by Tyco in 2000. In November 2007, we received information from the New Jersey Attorney General's office that the investigation was complete and that no further action by the agency was contemplated.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 28, 2007, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $36 million to $62 million. As of December 28, 2007, Tyco concluded that the best estimate within this range is approximately $39 million, of which $11 million is included in accrued and other current liabilities and $28 million is included in other liabilities on Tyco's Consolidated Balance Sheets. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos Matters

        As previously reported in its periodic filings, Tyco and some of its subsidiaries and certain subsidiaries of Covidien are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. Pursuant to the Separation and Distribution Agreement, Covidien has assumed all liabilities for pending cases filed against its subsidiaries. Each case typically names between dozens to hundreds of corporate defendants. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. The Company will continue to vigorously defend these lawsuits and the Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims. When appropriate, the Company settles claims; however, the total amount paid in any year to settle and defend all asbestos claims has been immaterial. As of December 28, 2007 there were approximately 5,600 asbestos liability cases pending against the Company and its subsidiaries.

Income Tax Matters

        During the third quarter of 2007, the IRS concluded its field examination of certain of Tyco's U.S. federal income tax returns for the years 1997 through 2000 and issued anticipated Revenue Agents' Reports ("RARs") which reflect the IRS' determination of proposed tax adjustments for the periods under audit. The RARs propose tax audit adjustments to certain of the Company's previously filed tax return positions. The Company agreed with the IRS on adjustments totaling $498 million, with an estimated cash impact to the Company of $458 million, and during the third quarter of 2007, the Company paid $458 million, of which $163 million related to the Company's discontinued operations. The Company appealed other proposed tax audit adjustments totaling approximately $1 billion relating to Tyco, Covidien and Tyco Electronics, and, as Audit Managing Party as specified in the Tax Sharing Agreement, the Company intends to vigorously defend its prior filed tax return positions. In connection with the adoption of FIN No. 48, the Company reassessed its related uncertain tax positions for recognition and measurement and has made any necessary adjustments. These adjustments were not material. The Company believes that the amounts recorded in its financial statements relating to these tax adjustments are sufficient. However, the ultimate resolution of these matters is uncertain and could result in a material impact to the Company's financial position, results of operations or cash flows. In addition, ultimate resolution of these matters could result in the Company filing amended U.S. federal income tax returns for years subsequent to the current 1997 to 2000 audit period and could have a material impact on the Company's effective tax rate in future reporting periods.

        The IRS proposed civil fraud penalties against a prior subsidiary that was distributed to Tyco Electronics arising from alleged actions of former executives in connection with certain intercompany transfers of stock of Simplex Technologies in 1998 and 1999. Based on statutory guidelines, we estimate the proposed penalties could range between $30 million and $50 million. The Company, as Audit

Managing Party, will vigorously oppose the assertion of such penalties against Tyco Electronics, in part, because beginning in 2003 the Company discovered, investigated and reported the conduct at issue to the IRS and fully cooperated in the criminal prosecution of the Company's former Chief Tax Officer on a charge of willful filing of a false tax return.

Compliance Matters

        As previously reported in our periodic filings, we have received and responded to various allegations and other information that certain improper payments were made by our subsidiaries in recent years. As previously reported, we have been informed that two subsidiaries in our Flow Control business in Italy have been named in a request for criminal charges filed by the Milan public prosecutor's office. We have reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that we have taken in response to the allegations. We also informed the DOJ and the SEC that we retained outside counsel to perform a company-wide baseline review of our policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), that we would continue to make periodic progress reports to these agencies, and that we would present our factual findings upon conclusion of the baseline review. We have and will continue to communicate with the DOJ and SEC to provide updates on the baseline review, including, as appropriate, briefings concerning additional instances of potential improper payments identified by us in the course of our ongoing compliance activities. Covidien and Tyco Electronics agreed, in connection with the Separation, to cooperate with the Company in its response to these allegations. To date, the baseline review has revealed that some business practices may not comply with Tyco and FCPA requirements. At this time, we cannot predict the outcome of these matters and other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of these matters. However, it is possible that we may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on our financial position, results of operations or cash flows.

        Any judgment required to be paid or settlement or other cost incurred by Tyco in connection with these matters would be subject to the liability sharing provisions of the Separation and Distribution Agreement, which assigned liabilities primarily related to the former Healthcare and Electronics businesses of Tyco to Covidien or Tyco Electronics, respectively, and provides that Tyco will retain liabilities primarily related to its continuing operations. Any liabilities not primarily related to a particular business will be shared equally among Tyco, Covidien and Tyco Electronics.

        The German Federal Cartel Office ("FCO") charged in early 2007 that certain German subsidiaries in Tyco's Flow Control business had engaged in anti-competitive practices, in particular with regard to its hydrant, valve, street box and fittings business. Tyco investigated this matter and determined that the conduct may have violated German anti-trust-law. Tyco is cooperating with the FCO in its investigation of this violation. Tyco cannot estimate the range of potential loss that may result from this violation. It is possible that the Company may be subject to civil or criminal proceedings and may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on our financial position, results of operations or cash flows.

Indenture Trustee Litigation

        On June 4, 2007, The Bank of New York ("BONY"), at that time the indenture trustee under the indentures dated as of June 9, 1998 and November 12, 2003, of Tyco International Group S.A. ("TIGSA"), a wholly-owned subsidiary of Tyco, commenced an action against TIGSA and Tyco in the United States District Court for the Southern District of New York. BONY served an amended complaint on October 18, 2007, which added Tyco International Finance S.A. ("TIFSA") as an additional defendant. As amended, the complaint alleges that the Separation breached the indentures and seeks damages on behalf of noteholders in excess of $4.1 billion, consisting of principal plus accrued interest on the notes issued under the indentures, plus a "make-whole" amount payable under the indentures in the event of early redemption of the notes. The amended complaint also seeks a judgment declaring that BONY was not required to sign supplemental indentures proposed by TIGSA, TIFSA and Tyco in connection with the Separation. BONY also seeks a declaratory judgment that TIGSA is obligated to pay BONY reasonable compensation and to reimburse BONY for all reasonable expenses, including attorneys' fees incurred in connection with the Separation and in resolving the proper interpretation of the indentures. Tyco and TIFSA have filed counterclaims against BONY, alleging that its refusal to sign the supplemental indentures in connection with the Separation and the filing of the amended complaint constituted a breach of the indentures and a breach of the duty of good faith and fair dealing implied in the indentures. They seek unspecified damages on these claims. Tyco and TIFSA also seek a declaratory judgment that no default has occurred and that BONY is required to sign the supplemental indentures.

        On November 8, 2007, BONY delivered to the Company a Notice of Events of Default, claiming that the actions taken by the Company in connection with the Separation constitute events of default under the indentures. The claims made in the Notice of Events of Default are the same as those alleged by BONY in the litigation, and the Company continues to believe that no default or event of default has occurred. The indentures provide for a 90-day cure period following delivery of a notice of default, after which BONY could declare any outstanding amounts under the indentures immediately due and payable. We would contest such an acceleration. On January 24, 2008, BONY notified the Company of its resignation as trustee under the 1998 and 2003 indentures. A successor trustee has not yet been named.

        If we did not have liquidity available to repay the outstanding debt under the 1998 and 2003 indentures under our 364-day bridge facility, an acceleration of the outstanding notes would permit a majority of the lenders under each of our bank and letter of credit facilities to demand repayment of amounts outstanding under those facilities, and to terminate their commitments to extend additional credit thereunder. As a result, on November 27, 2007, the Company secured additional firm commitments from certain of its lenders under the bridge facility, providing the Company with additional borrowings of up to $4.0 billion to repay such notes. The additional commitments expire on, and any borrowings under the facility would mature on, November 25, 2008. The facility may only be used to repay, settle or otherwise extinguish the amounts required to be paid in connection with the 1998 and 2003 indenture litigation.

        TIGSA, TIFSA and Tyco continue to believe that the Separation and the proposed supplemental indentures are permitted under the indentures and that no "make-whole" amount is payable. The Company intends to vigorously defend the claims of default and believes it will prevail in legal proceedings.

Other Matters

        Earth Tech v. City of Phoenix is a contract dispute arising from Earth Tech's contract with the City of Phoenix, Arizona for expansion of the City's 91st Avenue Waste Water Treatment Plant. On December 21, 2005, Earth Tech filed a lawsuit against the City of Phoenix in the Maricopa County Superior Court alleging $3 million in damages plus interest for the City's failure to pay dewatering and computer systems costs related to the 91st Avenue project, which it later amended to allege eighteen causes of action and request the following relief: (i) a recovery of at least $73 million for the value of the services performed by Earth Tech in connection with the contract; (ii) a rescission of the contract; (iii) an equitable adjustment of the Contract price for additional dewatering services and the Computer Control System; and (iv) costs for demobilization and termination of the contract. The City of Phoenix filed a Motion to Dismiss rather than filing an answer to the First Amended Complaint on May 18, 2006. The Court granted the City's Motion to Dismiss without prejudice on September 19, 2006 allowing Earth Tech 30 days to file a Second Amended Complaint. Earth Tech filed its Second Amended Compliant against the City of Phoenix on September 25, 2006. In connection with this matter, the Company has assets, which it has assessed as recoverable, of $50 million at December 28, 2007 and September 28, 2007.

        In connection with the foregoing, on December 29, 2005, the City of Phoenix filed a lawsuit against Earth Tech, Inc., its surety, Federal Insurance Company and other unnamed parties in the Maricopa County Superior Court, The City of Phoenix v. Earth Tech, Inc., Federal Insurance Company and John Does 1-50. The City alleges the following causes of action: (i) Earth Tech breached its Pre-Construction Services and Construction Management at Risk Contracts; (ii) Earth Tech did not properly, reasonably or timely manage, supervise or inspect the work under the Contracts; (iii) Federal Insurance breached the terms and conditions of the performance bond; and (iv) Federal Insurance failed to investigate the City's Bond Claims. The City of Phoenix alleges damages of $128 million.

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

        Fitzpatrick Contractors Limited v. Tyco Fire and Integrated Solutions (UK) Ltd. On July 18, 2007, Fitzpatrick Contractors Limited ("FCL") commenced an action against Tyco Fire and Integrated Solutions (UK) Ltd. in the High Court of Justice, Queen Bench Division, Technology and Construction Court, United Kingdom, alleging that Tyco entered into a binding contract in 2002 for the design, manufacture and installation of mechanical and electrical works for the refurbishment of a portion of London Transport's Blackwell Tunnel. FCL seeks damages for breach of contract in the amount of approximately $38 million. Tyco believes it has valid counterclaims for unpaid amounts owed to it by FCL for design work, purchased equipment and subcontracted construction work associated with the project and intends to defend this action vigorously. While it is not possible at this time to predict the final outcome of this dispute, Tyco does not believe this action will have a material adverse effect on its financial position, results of operations or cash flows. A hearing is expected in November 2008.

        Sensormatic Security Corp. v. Sensormatic Electronics Corp., ADT Security Services, Inc. and Wallace Computer Services, Inc. In April 2002, litigation was commenced in the United States District Court for the District of Maryland by a Sensormatic franchisee, Sensormatic Security Corp. ("SSC"), alleging breach of contract against Sensormatic and tortious interference with contract against ADT and Wallace Computer Services, Inc., a party unrelated to Tyco. The litigation was based on allegedly unpaid commissions under a franchise agreement. The lawsuit also alleges that Sensormatic improperly authorized third parties (including ADT and Wallace) to sell in SSC's exclusive territory of Maryland, Virginia and the District of Columbia. Sensormatic has agreed to indemnify Wallace. SSC seeks an accounting, monetary damages (including punitive damages against ADT and Wallace), and injunctive relief. Sensormatic and ADT have denied SSC's allegations and asserted affirmative defenses. Sensormatic also filed a counterclaim seeking recovery of overpayments made to SSC. On September 7, 2006, the trial court denied in part and granted in part the parties' cross motions for summary judgment. Among other things, the Court ruled that SSC has the right to commissions on all Sensormatic CCTV products (not just a more limited subset of systems) if sold for automatic theft detection in the franchise territory and SSC has the right to commissions on CCTV indirect sales if sold for automatic theft detection in the franchise territory. Sensormatic and ADT intend to appeal those rulings. Trial has been scheduled for December 2008. Sensormatic and ADT will continue to vigorously defend the litigation. While it is not possible at this time to predict the final outcome of this dispute, Tyco has reserved its estimate of loss for this matter, and does not believe this action will have a material adverse effect on its financial position, results of operations or cash flows.

Item 1A.    Risk Factors

        Tyco's significant business risks are described in Part I, Item IA in our 2007 Form 10-K, to which reference is made herein. Management believes that there have been no significant changes in the Company's risk factors since the Company filed the 2007 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced or Programs Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
9/29/07–10/26/07	1,646,371	$44.89	1,643,200	—
10/27/07–11/30/07	37	$41.03	—	—
12/1/07–12/28/07	3,824,700	$40.65	3,824,700	—

        The transactions described in the table above primarily represent the repurchase of common shares on the NYSE as part of the $1.0 billion share repurchase program approved by the Board of Directors in September 2007. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. Approximately $714 million remained outstanding under this share repurchase program at December 28, 2007. The Company, through an affiliate, also acquires shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. Approximately 3,200 shares were acquired in these vesting-related transactions outside of the share repurchase program during the quarter ended December 28, 2007.

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
Christopher J. Coughlin Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 5, 2008

QuickLinks

PART I. FINANCIAL INFORMATION
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in millions, except per share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in millions, except share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in millions)
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED) For the Quarters Ended December 28, 2007 and December 29, 2006 (in millions)
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CONDENSED CONSOLIDATING STATEMENT OF INCOME For the Quarter Ended December 28, 2007 (in millions)
CONDENSED CONSOLIDATING STATEMENT OF INCOME For the Quarter Ended December 29, 2006 (in millions)
CONDENSED CONSOLIDATING BALANCE SHEET December 28, 2007 (in millions)
CONDENSED CONSOLIDATING BALANCE SHEET September 28, 2007 (in millions)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Quarter Ended December 28, 2007 (in millions)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Quarter Ended December 29, 2006 (in millions)
Results of Operations
Liquidity and Capital Resources
Commitments and Contingencies
Off-Balance Sheet Arrangements
Accounting Pronouncements
Forward-Looking Information
PART II. OTHER INFORMATION
SIGNATURES