Form 10-Q
period 2008-03-28
TYCO INTERNATIONAL LTD /BER/
filed 2008-05-06
CIK 833444

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 28, 2008
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The number of common shares outstanding as of April 25, 2008 was 482,240,431.

TYCO INTERNATIONAL LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions, except per share data)

	For the Quarters Ended		For the Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Revenue from product sales	$3,111	$2,854	$6,210	$5,583
Service revenue	1,755	1,636	3,496	3,246

Net revenue	4,866	4,490	9,706	8,829
Cost of product sales	2,196	2,058	4,388	4,009
Cost of services	990	928	1,956	1,832
Selling, general and administrative expenses	1,205	1,223	2,374	2,377
Separation (credits) costs	(5)	32	4	57
Restructuring, asset impairment and divestiture charges, net	37	45	48	101

Operating income	443	204	936	453
Interest income	25	11	83	25
Interest expense	(115)	(64)	(232)	(130)
Other income, net	—	1	52	2

Income from continuing operations before income taxes and minority interest	353	152	839	350
Income taxes	(79)	12	(204)	(27)
Minority interest	(1)	—	(2)	(1)

Income from continuing operations	273	164	633	322
Income from discontinued operations, net of income taxes	7	671	10	1,306

Net income	$280	$835	$643	$1,628

Basic earnings per share:
Income from continuing operations	$0.56	$0.33	$1.29	$0.65
Income from discontinued operations	0.02	1.36	0.02	2.64

Net income	$0.58	$1.69	$1.31	$3.29

Diluted earnings per share:
Income from continuing operations	$0.56	$0.33	$1.28	$0.64
Income from discontinued operations	0.01	1.33	0.03	2.59

Net income	$0.57	$1.66	$1.31	$3.23

Weighted-average number of shares outstanding:
Basic	486	493	489	494
Diluted	489	506	493	507

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)

	March 28, 2008	September 28, 2007
Assets
Current Assets:
Cash and cash equivalents	$1,074	$1,894
Accounts receivable, less allowance for doubtful accounts of $208 and $194, respectively	3,137	2,945
Inventories	2,025	1,811
Class action settlement escrow	—	2,992
Prepaid expenses and other current assets	1,761	1,632
Assets of discontinued operations	983	1,084

Total current assets	8,980	12,358
Property, plant and equipment, net	3,613	3,543
Goodwill	11,922	11,636
Intangible assets, net	2,636	2,697
Other assets	2,723	2,581

Total Assets	$29,874	$32,815

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$525	$380
Accounts payable	1,516	1,665
Class action settlement liability	—	2,992
Accrued and other current liabilities	3,316	3,470
Liabilities of discontinued operations	526	598

Total current liabilities	5,883	9,105
Long-term debt	3,977	4,082
Other liabilities	3,985	3,937

Total Liabilities	13,845	17,124

Commitments and Contingencies (Note 9)
Minority interest	55	67
Shareholders' Equity:
Common shares, $0.80 par value, 1,000,000,000 shares authorized; 485,183,892 and 496,301,846 shares outstanding, net of 13,333,248 and 1,277,449 shares owned by subsidiaries, respectively	388	397
Capital in excess:
Share premium	9,209	9,189
Contributed surplus	5,029	5,439
Accumulated earnings	433	34
Accumulated other comprehensive income	915	565

Total Shareholders' Equity	15,974	15,624

Total Liabilities and Shareholders' Equity	$29,874	$32,815

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	For the Six Months Ended
	March 28, 2008	March 30, 2007
Cash Flows From Operating Activities:
Net income	$643	$1,628
Income from discontinued operations, net of income taxes	(10)	(1,306)

Income from continuing operations	633	322
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	566	592
Non-cash compensation expense	57	81
Deferred income taxes	(105)	(93)
Provision for losses on accounts receivable and inventory	61	44
Other non-cash items	43	18
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(107)	(67)
Inventories	(149)	(280)
Other current assets	(24)	164
Accounts payable	(206)	(51)
Accrued and other liabilities	(325)	(50)
Class action settlement liability	(3,020)	—
Other	(45)	32

Net cash (used in) provided by operating activities	(2,621)	712

Net cash provided by discontinued operating activities	4	1,696

Cash Flows From Investing Activities:
Capital expenditures	(356)	(299)
Proceeds from disposal of assets	10	10
Acquisition of businesses, net of cash acquired	(27)	(16)
Accounts purchased from ADT dealer network	(187)	(176)
Liquidation of rabbi trust investments	—	271
Class action settlement escrow	2,960	—
Other	(9)	43

Net cash provided by (used in) investing activities	2,391	(167)

Net cash provided by (used in) discontinued investing activities	14	(505)

Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	—	195
Repayment of short-term debt	(371)	—
Proceeds from issuance of long-term debt	667	—
Repayment of long-term debt, including debt tenders	(256)	(2)
Proceeds from exercise of share options	21	212
Dividends paid	(148)	(395)
Repurchase of common shares by subsidiary	(477)	(668)
Transfer from discontinued operations	19	1,083
Other	(69)	13

Net cash (used in) provided by financing activities	(614)	438

Net cash used in discontinued financing activities	(18)	(1,077)

Effect of currency translation on cash	24	21
Effect of currency translation on cash related to discontinued operations	—	19

Net (decrease) increase in cash and cash equivalents	(820)	1,137
Less: net increase in cash related to discontinued operations	—	(133)
Cash and cash equivalents at beginning of period	1,894	2,193

Cash and cash equivalents at end of period	$1,074	$3,197

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

For the Six Months Ended March 28, 2008 and March 30, 2007

(in millions)

	Number of Common Shares	Common Shares $0.80 Par Value	Share Premium	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Income	Total
Balance at September 29, 2006	498	$398	$8,787	$14,493	$10,692	$1,017	$35,387
Comprehensive income:
Net income					1,628		1,628
Currency translation						476	476
Unrealized gain on marketable securities, net of income taxes of $1 million						2	2
Minimum pension liability, net of income taxes of $23 million						35	35

Total comprehensive income							2,141
Dividends declared					(395)		(395)
Share options exercised, including tax benefit of $25 million	2	2	210	25			237
Repurchase of common shares by subsidiary	(5)	(4)		(664)			(668)
Compensation expense				159			159

Balance at March 30, 2007	495	$396	$8,997	$14,013	$11,925	$1,530	$36,861

	Number of Common Shares	Common Shares $0.80 Par Value	Share Premium	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Income	Total
Balance at September 28, 2007	496	$397	$9,189	$5,439	$34	$565	$15,624
Comprehensive income:
Net income					643		643
Currency translation						339	339
Unrealized gain on marketable securities and derivative instruments, net of income taxes of $2 million						4	4
Change in net actuarial loss and prior service credit, net of income taxes of $3 million						7	7

Total comprehensive income							993
Dividends declared					(147)		(147)
Share options exercised, including tax benefit of $3 million	1	1	20	3			24
Repurchase of common shares by subsidiary	(12)	(10)		(467)			(477)
Compensation expense				53			53
Exchange of convertible debt				1			1
Adoption of FIN No. 48 (see Note 4)					(79)		(79)
Other					(18)		(18)

Balance at March 28, 2008	485	$388	$9,209	$5,029	$433	$915	$15,974

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

        References to 2008 and 2007 are to Tyco's fiscal quarters ending March 28, 2008 and March 30, 2007, respectively, unless otherwise indicated.

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

        Recently Issued Accounting Pronouncements—In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The disclosure provisions of SFAS No. 161 are effective for Tyco in the second quarter of 2009.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective for Tyco in the first quarter of 2009. The Company is currently assessing the impact that SFAS No. 159 will have on the results of its operations, financial position or cash flows.

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

        In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS No. 158 requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. The Company adopted the recognition and disclosure provisions of SFAS No. 158 as of September 28, 2007.

        SFAS No. 158 also requires companies to measure plan assets and benefit obligations as of their fiscal year end. The Company presently uses a measurement date of August 31st. The measurement date provisions become effective in fiscal 2009. The Company is currently assessing the impact that SFAS No. 158 measurement date provisions will have on the results of its operations, financial position or cash flows.

2.    Discontinued Operations

        In February 2008, the Company executed a definitive agreement to sell Ancon Building Products ("Ancon") for approximately $174 million. Ancon manufactures stainless steel products used in masonry construction. The Company has assessed and determined that the carrying value of Ancon is recoverable and will continue to assess recoverability based on current fair value, less cost to sell, until the business is sold. Fair value used for the impairment assessment was based on existing market conditions and the terms included in the sale agreement. The transaction closed in the third quarter of 2008.

        In February 2008, the Company sold Nippon Dry-Chemical Co., Ltd. ("NDC"), one of the leading companies in the Japanese fire protection industry, for $50 million in net cash proceeds and a pre-tax gain of $7 million was recorded.

        In January 2008, the Company sold a European manufacturer of public address products and acoustic systems and recorded an $8 million pre-tax loss on sale.

        Infrastructure Services provides consulting, engineering, construction management and operating services for the water, wastewater, environmental, transportation and facilities market and are expected to be sold in several transactions. On September 17, 2007, the Company executed a definitive agreement to sell for approximately $295 million in cash 100% of the stock of Empresa de Transmissao de Energia do Oeste Ltda. ("ETEO"), part of Infrastructure Services. The transaction is subject to Brazilian regulatory approval and normal closing conditions and is expected to close by the end of 2008. On February 11, 2008, the Company executed a definitive agreement to sell the remaining portion of Infrastructure Services for approximately $510 million, excluding Earth Tech Brasil Ltda. ("ET Brasil") and certain assets and contingent liabilities to be retained by the Company as described

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.    Discontinued Operations (Continued)

in "Other Matters" in Note 9. The transaction is subject to regulatory approval and normal closing conditions and is expected to close by the end of 2008. The Company has assessed and determined that the carrying values of Infrastructure Services and ETEO are recoverable and will continue to assess recoverability based on current fair value, less cost to sell, until the businesses are sold. During the second quarter of 2008, the Company recorded a pre-tax impairment charge of approximately $22 million to write down ET Brasil to its fair value, less cost to sell. Fair value used for the impairment assessment was based on existing market conditions as well as terms and conditions expected to be included in the sales agreement.

        During September 2007, Tyco entered into an economic hedge of the Brazilian Real denominated contractual sale price of the ETEO business. Since this hedging transaction is directly linked to the expected proceeds from the sale of a business that is reflected in discontinued operations, Tyco began including the impact of this hedge in discontinued operations during the first quarter of 2008. During the quarter and six months ended March 28, 2008, Tyco incurred losses of $5 million and $15 million, respectively, on this hedge. The impact of this hedge in the prior year was not material.

        During the first quarter of 2007, Aquas Industriales de Jose, C.A. ("AIJ"), a joint venture that was majority owned by Infrastructure Services, was sold for $42 million in net cash proceeds and a pre-tax gain on sale of $19 million was recorded.

        All of the above businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations in all periods presented.

        During the third quarter of 2007, Tyco completed the spin-offs of Covidien and Tyco Electronics (the "Separation") and has presented its Healthcare and Electronics businesses as discontinued operations in all periods prior to the completion of the Separation in June 2007.

        Net interest amounts were proportionally allocated to Covidien and Tyco Electronics based on the debt amounts that Tyco believes were utilized by Covidien and Tyco Electronics historically inclusive of amounts directly incurred. Allocated net interest was calculated using our historical weighted-average interest rate on debt, including the impact of interest rate swap agreements. These allocated amounts were included in discontinued operations. During the quarter ended March 30, 2007, allocated interest income and interest expense was $16 million and $91 million, respectively. During the six months ended March 30, 2007, allocated interest income and interest expense was $29 million and $181 million, respectively.

        During the quarter and six months ended March 30, 2007, the Company incurred pre-tax separation costs of $75 million and $132 million, respectively, related to professional services and employee-related costs.

        The Company has used available information to develop its best estimates for certain assets and liabilities related to the Separation. In limited instances, final determination of the balances will be made in subsequent periods. During the six months ended March 28, 2008, $18 million was recorded through shareholders' equity, primarily related to adjustments to certain pre-separation tax liabilities. Adjustments may be recorded to shareholders' equity in the future for the impact of filing final income tax returns in certain jurisdictions where those returns include a combination of Tyco, Covidien and/or Tyco Electronics legal entities and for certain amended income tax returns for the periods prior to the Separation.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.    Discontinued Operations (Continued)

        Net revenue, income from operations, (loss) gain on sale, separation costs and income tax expense for discontinued operations are as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Net revenue	$402	$6,348	$813	$12,368

Pre-tax income from discontinued operations	$41	$970	$77	$1,876
Pre-tax (loss) gain on sale of discontinued operations	(20)	(8)	(31)	51
Separation costs	—	(75)	—	(132)
Economic hedge of ETEO sale price	(5)	—	(15)	—
Income tax expense	(9)	(216)	(21)	(489)

Income from discontinued operations, net of income taxes	$7	$671	$10	$1,306

        Balance sheet information for discontinued operations is as follows ($ in millions):

	March 28, 2008	September 28, 2007
Accounts receivable, net	$331	$392
Inventories	24	36
Prepaid expenses and other current assets	37	30
Property, plant and equipment, net	66	150
Goodwill and other intangibles, net	55	55
Other assets	470	421

Total assets	$983	$1,084

Loans payable and current maturities of long-term debt	$6	$5
Accounts payable	140	199
Accrued and other current liabilities	192	303
Long-term debt	17	18
Other liabilities	171	73

Total liabilities	$526	$598

Minority interest	$33	$30

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net

        Restructuring and asset impairment charges, net during the quarters are as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
ADT Worldwide	$11	$25	$18	$56
Flow Control	—	6	2	11
Fire Protection Services	1	2	1	2
Electrical and Metal Products	3	—	7	—
Safety Products	26	5	27	12
Corporate and Other	2	5	2	18

	43	43	57	99
Charges in cost of sales and selling, general and administrative	(6)	(1)	(9)	(1)

Restructuring and asset impairment charges, net	$37	$42	$48	$98

        During the first quarter of 2007, the Company launched a restructuring program across all segments, including the corporate organization, which will streamline some of the businesses and reduce the operational footprint. The Company expects to incur aggregate charges related to the program of approximately $350 million to $400 million primarily through the end of 2008. Since the inception of this program, through the second quarter of 2008, the Company has incurred charges of $263 million related to this program.

        The restructuring program includes numerous actions which are designed to improve operating efficiency and strengthen the Company's competitive position in the future. Many of the actions initiated related to improving field efficiencies and consolidating certain administrative functions in the European operations of ADT Worldwide and Fire Protection Services. In addition, Tyco consolidated certain corporate headquarter functions. During the quarter ended March 28, 2008, the Company recognized employee severance and benefits charges related to the closure of a Safety Products manufacturing facility in Puerto Rico. The restructuring actions were largely reductions in workforce and are expected to be completed by the end of calendar year 2008 and into 2009.

2008 Charges and Credits

        Net restructuring and asset impairment charges during the quarter ended March 28, 2008 were $43 million, which include $6 million for the non-cash write down in carrying value of inventory and accelerated depreciation (which was classified in cost of sales and selling, general and administrative) related to assets expected to become obsolete as a result of the restructuring. The remaining charge is comprised of restructuring charges of $40 million, which include $35 million of employee severance and benefits and $5 million of facility exit charges and other cash charges, and $1 million of asset impairments. During the quarter ended March 28, 2008, the Company completed restructuring activities announced in prior years for amounts less than originally estimated, and accordingly reversed $4 million of restructuring reserves as restructuring credits.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net (Continued)

        Net restructuring and asset impairment charges during the six months ended March 28, 2008 were $57 million, which include $9 million for the non-cash write down in carrying value of inventory and accelerated depreciation (which was classified in cost of sales and selling, general and administrative) related to assets expected to become obsolete as a result of the restructuring. The remaining charge is comprised of restructuring charges of $55 million, which include $41 million of employee severance and benefits and $14 million of facility exit charges and other cash charges, and $2 million of asset impairments. During the six months ended March 28, 2008, the Company completed restructuring activities announced in prior years for amounts less than originally estimated, and accordingly reversed $9 million of restructuring reserves as restructuring credits.

2007 Charges and Credits

        Net restructuring and asset impairment charges during the quarter ended March 30, 2007 were $43 million, which includes $1 million for the non-cash write down in carrying value of inventory (cost of sales). The remaining charge is comprised of restructuring charges of $36 million, which include $34 million of employee severance and benefits and $2 million of facility exit charges and other cash charges, and $7 million of asset impairments. During the quarter ended March 30, 2007, the Company completed restructuring activities announced in prior years for amounts less than originally estimated, and accordingly reversed $1 million of restructuring reserves as restructuring credits.

        Net restructuring and asset impairment charges during the six months ended March 30, 2007 were $99 million, which includes $1 million for the non-cash write down in carrying value of inventory (cost of sales). The remaining charge is comprised of restructuring charges of $92 million, which include $88 million of employee severance and benefits and $4 million of facility exit charges and other cash charges, and $8 million of asset impairments. During the six months ended March 30, 2007, the Company completed restructuring activities announced in prior years for amounts less than originally estimated, and accordingly reversed $2 million of restructuring reserves as restructuring credits.

Restructuring Reserves

        Restructuring reserves from September 28, 2007 to March 28, 2008 by the year in which the restructuring action was initiated are as follows ($ in millions):

	Year of Restructuring Action
	2008	2007	Prior	Total
Balance at September 28, 2007	$—	$115	$22	$137
Charges	40	14	1	55
Reversals	—	(8)	(1)	(9)
Utilization	(4)	(70)	(3)	(77)
Currency translation	—	6	—	6

Balance at March 28, 2008	$36	$57	$19	$112

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net (Continued)

        Restructuring reserves by segment are as follows ($ in millions):

	March 28, 2008	September 28, 2007
ADT Worldwide	$44	$71
Flow Control	7	13
Fire Protection Services	17	22
Electrical and Metal Products	6	6
Safety Products	29	10
Corporate and Other	9	15

	$112	$137

        At March 28, 2008, $88 million of restructuring reserves are included in accrued and other current liabilities and $24 million are included in other liabilities. At September 28, 2007, $113 million of restructuring reserves are included in accrued and other current liabilities and $24 million are included in other liabilities.

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

        Under the Tax Sharing Agreement, the Company shares responsibility for certain of Tyco's, Covidien's and Tyco Electronics' income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and Tyco Electronics share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and Tyco Electronics' U.S. income tax returns. All costs and expenses associated with the management of these shared tax liabilities are shared equally among the parties. Tyco has recorded a receivable from Covidien and Tyco Electronics of $153 million at March 28, 2008 and $103 million at September 28, 2007 which is included in other assets as our estimate of their portion of the Tax Sharing obligations. Other liabilities include $554 million at March 28, 2008 and $543 million at September 28, 2007 for the fair value of Tyco's obligations under the Tax Sharing Agreement, determined in accordance with FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Tyco assesses the shared tax liabilities and related FIN No. 45 liability at each reporting period. The receivable and liability were initially recognized with an offset to shareholders' equity in 2007. In the first quarter of 2008, in connection with the adoption of FIN No. 48, Tyco increased its receivable from Covidien and Tyco Electronics under the Tax Sharing Agreement with a corresponding increase to other income, net by $40 million ($0.08 for both basic and diluted earnings per share), as the Company concluded that this was an indirect effect of adopting a new accounting standard. In addition, $10 million for other activity was recorded through the first quarter of 2008 in accordance with the Tax Sharing Agreement.

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

        In 2004, in connection with the IRS audit of the 1997 through 2000 years, the Company submitted to the IRS proposed adjustments to certain prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously filed. During 2006, the IRS accepted substantially all of the proposed adjustments, and the Company developed proposed amendments to U.S. federal income tax returns for additional periods through 2002. On the basis of previously accepted amendments, the Company has determined that these adjustments will more-likely-than-not be accepted and, accordingly, has recorded them in the Consolidated Financial Statements. Such adjustments did not have a material impact on the Company's financial condition, results of operations or cash flows.

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

        During the second quarter of 2008, the IRS issued additional RARs asserting a withholding tax liability of approximately $106 million associated with the prior proposed tax adjustments related to Tyco, Covidien and Tyco Electronics. The amount related to Tyco is immaterial. The Company, as Audit Managing Party as specified in the Tax Sharing Agreement, intends to vigorously defend its prior filed tax return positions and determined that no adjustment is required to the Company's guarantees

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Income Taxes (Continued)

and indemnifications liability recorded in conjunction with the Tax Sharing Agreement discussed in Note 14—Guarantees. Additionally, the IRS is auditing the prior tax returns of the Company which includes legal entities of Tyco, Covidien and Tyco Electronics for the 2001 to 2004 period. The Company will manage the audit as Audit Managing Party.

        In connection with the adoption of FIN No. 48, the Company reassessed its related uncertain tax positions for recognition and measurement and has made any necessary adjustments. These adjustments were not material. The Company believes that the amounts recorded in its financial statements relating to these tax adjustments are sufficient. However, the ultimate resolution of these matters is uncertain and could result in a material impact to the Company's financial position, results of operations, cash flows or effective tax rate in future reporting periods.

        The IRS proposed civil fraud penalties against a prior subsidiary that was distributed to Tyco Electronics arising from alleged actions of former executives in connection with certain intercompany transfers of stock of Simplex Technologies in 1998 and 1999. Based on statutory guidelines, we estimate the proposed penalties could range between $30 million and $50 million. The Company, as Audit Managing Party, will vigorously oppose the assertion of any such penalties against Tyco Electronics, in part, because beginning in 2003 the Company discovered, investigated and reported the conduct at issue to the IRS and fully cooperated in the criminal prosecution of the Company's former Chief Tax Officer on a charge of willful filing of a false tax return. This is a pre-separation shared tax matter under the Tax Sharing Agreement.

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

5.    Earnings Per Share

        The reconciliations between basic and diluted earnings per share are as follows (in millions, except per share data):

	Quarter Ended March 28, 2008			Quarter Ended March 30, 2007
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share:
Income from continuing operations	$273	486	$0.56	$164	493	$0.33
Share options, restricted share awards and deferred stock units	—	3		—	4
Exchange of convertible debt	—	—		2	9

Diluted earnings per share:
Income from continuing operations, giving effect to dilutive adjustments	$273	489	$0.56	$166	506	$0.33

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.    Earnings Per Share (Continued)

	Six Months Ended March 28, 2008			Six Months Ended March 30, 2007
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share:
Income from continuing operations	$633	489	$1.29	$322	494	$0.65
Share options, restricted share awards and deferred stock units	—	4		—	4
Exchange of convertible debt	—	—		4	9

Diluted earnings per share:
Income from continuing operations, giving effect to dilutive adjustments	$633	493	$1.28	$326	507	$0.64

        The computation of diluted earnings per share for both the quarter and six months ended March 28, 2008 excludes the effect of the potential exercise of options to purchase approximately 20 million shares and excludes restricted share awards and deferred stock units of approximately 4 million shares because the effect would be anti-dilutive.

        The computation of diluted earnings per share for the quarter and six months ended March 30, 2007 excludes the effect of the potential exercise of options to purchase approximately 13 million shares and 15 million shares, respectively, and excludes restricted share awards and deferred stock units of approximately 1 million shares in both periods because the effect would be anti-dilutive.

6.    Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill are as follows ($ in millions):

	ADT Worldwide	Flow Control	Fire Protection Services	Electrical and Metal Products	Safety Products	Corporate and Other	Total
Balance at September 28, 2007	$5,025	$1,975	$1,495	$1,054	$2,082	$5	$11,636
Acquisitions	2	11	—	—	6	—	19
Divestitures	—	—	(17)	—	(5)	—	(22)
Currency translation	125	125	26	2	11	—	289

Balance at March 28, 2008	$5,152	$2,111	$1,504	$1,056	$2,094	$5	$11,922

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.    Goodwill and Intangible Assets (Continued)

        The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets ($ in millions):

	March 28, 2008			September 28, 2007
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Contracts and related customer relationships	$6,024	$3,820	14 years	$5,808	$3,565	14 years
Intellectual property	550	382	15 years	542	354	15 years
Other	21	16	15 years	20	14	11 years

Total	$6,595	$4,218	14 years	$6,370	$3,933	14 years

Non-Amortizable:
Intellectual property	$254			$255
Other	5			5

Total	$259			$260

        Intangible asset amortization expense for the quarters ended March 28, 2008 and March 30, 2007 was $138 million and $129 million, respectively. Intangible asset amortization expense for the six months ended March 28, 2008 and March 30, 2007 was $263 million and $260 million, respectively.

        The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be approximately $250 million for the remainder of 2008, $450 million for 2009, $350 million for 2010, $300 million for 2011, $250 million for 2012 and $200 million for 2013.

7.    Debt

        Debt was as follows ($ in millions):

	March 28, 2008	September 28, 2007
364-day senior bridge loan facility due 2008(2)	$—	$367
6.125% public notes due 2008(1)	300	300
6.125% public notes due 2009(1)	215	215
6.75% public notes due 2011	516	516
6.375% public notes due 2011	849	849
Revolving senior credit facility due 2012	725	308
6.0% notes due 2013	655	654
3.125% convertible senior debentures due 2023	19	21
7.0% public notes due 2028	437	437
6.875% public notes due 2029	723	723
Other(1)(2)	63	72

Total debt	4,502	4,462
Less current portion	525	380

Long-term debt	$3,977	$4,082

(1)
These instruments, plus $10 million of the amount shown as other, comprise the current portion of long-term debt as of March 28, 2008.

(2)
This instrument, plus $13 million of the amount shown as other, comprise the current portion of long-term debt as of September 28, 2007.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Debt (Continued)

        On April 25, 2007, Tyco, certain of its subsidiaries and a syndicate of banks entered into a 364-day unsecured bridge loan facility. This facility has a variable interest rate based on LIBOR. The margin over LIBOR payable by Tyco International Finance S.A. ("TIFSA"), a wholly-owned subsidiary of the Company and successor company to Tyco International Group S.A., a wholly-owned subsidiary of the Company organized under the laws of Luxembourg ("TIGSA"), can vary based on changes in its credit rating. On October 1, 2007, the commitments with respect to the unused portion of the Company's unsecured bridge loan facility expired, but were subsequently renewed as described below. As of March 28, 2008, no amounts were outstanding under the bridge loan facility.

        The Company's unsecured revolving credit facility and its letter of credit facility described below provide the lenders under those facilities with the right to demand repayment of outstanding amounts, and to terminate commitments to extend additional credit, if (i) certain of the Company's outstanding public debt is declared due and payable and (ii) the Company does not have sufficient liquidity available under its unsecured bridge loan facility to refinance such debt. As a result, on November 27, 2007, the Company secured additional firm commitments from certain of its lenders under the bridge loan facility. These additional commitments provide the Company with sufficient liquidity to repay the outstanding public debt with borrowings of up to $4.0 billion. The additional commitments expire on, and any borrowings under the facility would mature on, November 25, 2008. The facility may only be used to repay, settle or otherwise extinguish the public debt described above, which is the subject of ongoing litigation between the Company and the trustee for such public debt. In April 2008, the Company reached a preliminary agreement to settle this litigation. For more information, see "Indenture Trustee Litigation" in Note 9.

        In addition to signing the bridge loan facility, on April 25, 2007, Tyco, certain of its subsidiaries and a syndicate of banks entered into a 5-year $1.25 billion unsecured revolving credit facility. This revolving credit facility will be used for working capital, capital expenditures and other corporate purposes. At March 28, 2008, $725 million was outstanding under the unsecured revolving credit facility, with $367 million of the proceeds drawn on the revolver used to repay the bridge loan facility. This facility has a variable interest rate based on LIBOR. The margin over LIBOR payable by TIFSA can vary based on changes in its credit rating.

        On June 21, 2007, Tyco and TIFSA entered into a $500 million letter of credit facility, with Citibank N.A. as administrative agent, that was originally scheduled to expire on December 15, 2007. The facility provides for the issuance of letters of credit supported by a related line of credit facility. TIFSA may only borrow under the line of credit agreement to reimburse the bank for obligations with respect to letters of credit issued under this facility. The covenants under this facility are similar to the covenants under the bridge loan and revolving credit facilities. TIFSA would pay interest on any outstanding borrowings at a variable interest rate, based on the bank's base rate or the Eurodollar rate, as defined. On October 19, 2007, the facility was amended to extend the maturity date to June 15, 2008 and adjust the interest rate spreads and fees applicable to extensions of credit thereunder. Loans under the amended letter of credit agreement will continue to bear interest based on LIBOR plus the applicable margin. As of March 28, 2008, letters of credit of $477 million have been issued under the $500 million credit facility. There were no amounts borrowed under this credit facility at March 28, 2008.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Financial Instruments

        Tyco uses various options, swaps, and forward contracts not designated as hedging instruments, to manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions denominated in certain foreign currencies. For derivatives not designated as hedging instruments, the Company records changes in fair value in selling, general and administrative expenses in the income statement in the period of change. The fair value of these instruments totaled $46 million of a net liability at March 28, 2008.

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

        As previously reported in our periodic filings, on November 27, 2002 the State of New Jersey, on behalf of several state pension funds, filed a complaint, New Jersey v. Tyco International Ltd., et al., in the United States District Court for the District of New Jersey against Tyco, our former auditors and certain of our former officers and directors, which was subsequently amended. Plaintiffs assert that the defendants violated federal and state securities laws, committed common law fraud, breached fiduciary

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Commitments and Contingencies (Continued)

duties, violated certain RICO statutes and otherwise engaged in fraudulent acts by making materially false and misleading statements and omissions concerning, among other things, the following: unauthorized and improper compensation of certain of our former executives; their improper use of our funds for personal benefit and their improper self-dealing in real estate. On April 29, 2008, the Company signed a definitive agreement with the plaintiff to settle this lawsuit. The agreement calls for the Company to make a payment of $73.25 million to the plaintiffs in exchange for the plaintiff's agreement to dismiss the case against the Company and certain of its former directors and a former employee. Pursuant to the Separation and Distribution Agreement, the Company's share of the settlement amount is approximately $20 million, with Covidien and Tyco Electronics responsible for approximately $30 million and $23 million, respectively. The Company has recorded the settlement and related receivables from each of Covidien and Tyco Electronics for their respective shares of the settlement amount in its fiscal second quarter resulting in a net charge to selling, general and administrative expenses for its share of the settlement of approximately $20 million. Payment of the settlement is to be made on or before June 2, 2008. Upon the full execution of the definitive agreement by each of the other defendants party thereto and payment of the $73.25 million, the parties shall file the agreed upon order of dismissal with the Court, the entry of which will dismiss the litigation with prejudice. The Company expects to pay the full amount of the settlement to the State and concurrently receive payment from Covidien and Tyco Electronics.

        On December 19, 2007, the United States District Court for the District of New Hampshire entered a final order approving the settlement of 32 purported securities class action lawsuits. All legal contingencies that could have affected the final order approving the settlement expired on February 21, 2008. The settlement did not purport to resolve all securities cases, and several remain outstanding. In addition, the settlement does not release claims arising under ERISA and the lawsuits arising thereunder.

        Under the terms of the settlement, the plaintiffs agreed to release all claims against Tyco, the other settling defendants and ten other individuals in consideration for the payment of $2.975 billion from Tyco to the certified class. The deadline for deciding not to participate in the class settlement was September 28, 2007. As of such date, Tyco received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members, which includes shares owned by the New Jersey pension funds mentioned above. A number of these individuals and entities have filed claims separately against Tyco. Any judgments resulting from such claims or from claims that are filed in the future would not reduce the settlement amount. Generally, the claims asserted by these plaintiffs include claims similar to those asserted by the settling defendants; namely, violations of the disclosure provisions of federal securities laws. Tyco intends to vigorously defend any litigation resulting from opt-out claims. Other than with respect to the New Jersey v. Tyco International, et al matter described above, it is not possible at this time to predict the final outcome or to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of the asserted or unasserted claims from individuals that have opted-out or from any other legacy securities litigation. Should any of these cases result in an adverse judgment or be settled for a significant amount, they could have a material adverse effect on our financial position, results of operations or cash flows.

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

        Since all legal contingencies that could have affected the settlement were exhausted on February 21, 2008, the administration and distribution of the settlement funds in escrow are now managed by the counsel of the certified class and Tyco is not subject to any further liability related to the class action settlement. As such, Tyco has extinguished the class action liability and no longer has claim to the escrow account. The escrow accounts earned interest that was payable to the class. As such, interest was also accrued on the class action settlement liability. On February 21, 2008, the class action liability and escrow account balances including interest were each $3.02 billion.

        Based on the Separation and Distribution Agreement, Tyco had a receivable from Covidien and Tyco Electronics for their portion of the liability of $1,257 million and $927 million, respectively at September 28, 2007 and corresponding payables to Covidien and Tyco Electronics for their interest in the escrow accounts. Receivables and payables that pertain to the class action settlement and related escrow accounts with the same counterparty were presented net in the Consolidated Balance Sheet. Tyco's portion of the liability was $808 million at September 28, 2007. These amounts have been extinguished as of March 28, 2008.

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

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Commitments and Contingencies (Continued)

the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of March 28, 2008, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $36 million to $63 million. As of March 28, 2008, Tyco concluded that the best estimate within this range is approximately $39 million, of which $7 million is included in accrued and other current liabilities and $32 million is included in other liabilities on Tyco's Consolidated Balance Sheets. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

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

        Tyco's involvement in asbestos cases has been limited because its subsidiaries did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims were never substantiated and, as a result, have been dismissed by the courts. The Company will continue to vigorously defend the lawsuits that have been filed against it and its subsidiaries, but cannot predict whether it will be successful in those cases that proceed to trial. When appropriate, the Company settles claims. Although in the past the total amount paid in any year to settle and defend all asbestos claims has been immaterial, Tyco has recently experienced an increase in the number of lawsuits that have proceeded to trial. Of the lawsuits that have proceeded to trial in 2008, Tyco has won or settled all but one case, with that one case returning an adverse jury verdict for approximately $7.7 million, which included both compensatory and punitive damages. Tyco intends to appeal this verdict and believes that the jury verdict will be overturned. As of March 28, 2008, there were approximately 5,800 asbestos liability cases pending against the Company and its subsidiaries.

        The Company estimates its pending asbestos claims and claims that were incurred but not reported, as well as related insurance and indemnification recoveries for certain of these claims. The Company's estimate of the liability for pending and future claims is based on claim experience over the past five years and covers claims expected to be filed over the next seven years. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, the Company believes that the final outcome of all known and anticipated future claims, after taking into account its substantial indemnification rights and insurance coverage, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Commitments and Contingencies (Continued)

Compliance Matters

        Tyco has received and responded to various allegations and other information that certain improper payments were made by Tyco subsidiaries in recent years. As previously reported, we have been informed that two subsidiaries in our Flow Control business in Italy have been named in a request for criminal charges filed by the Milan public prosecutor's office. Tyco has reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to the allegations. Tyco also informed the DOJ and the SEC that it has retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), that it would continue to make periodic progress reports to these agencies, and that it would present its factual findings upon conclusion of the baseline review. The Company has and will continue to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper payments identified by the Company in the course of its ongoing compliance activities. Covidien and Tyco Electronics agreed, in connection with the Separation, to cooperate with the Company in its response to these allegations. To date, the baseline review has revealed that some business practices may not comply with Tyco and FCPA requirements. At this time, Tyco cannot predict the outcome of these matters and other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of these matters. However, it is possible that the Company may be required to pay material fines, consent to injunctions on future conduct, or suffer other penalties or adverse impacts, each of which could have a material adverse effect on its financial position, results of operations or cash flows.

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

        The German Federal Cartel Office ("FCO") charged in early 2007 that certain German subsidiaries in Tyco's Flow Control business had engaged in anti-competitive practices, in particular with regard to its hydrant, valve, street box and fittings business. Tyco investigated this matter and determined that the conduct may have violated German anti-trust law. Tyco is cooperating with the FCO in its investigation of this violation. Tyco cannot estimate the range of potential loss that may result from this violation. It is possible that the Company may be subject to civil or criminal proceedings and may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its financial position, results of operations or cash flows.

Indenture Trustee Litigation

        On June 4, 2007, The Bank of New York ("BONY"), at that time the indenture trustee under the indenture, dated June 9, 1998 (as supplemented, the "1998 Indenture") and the indenture, dated as of November 12, 2003 (as supplemented, the "2003 Indenture" and together with the 1998 Indenture, the "Indentures"), pursuant to which notes evidencing approximately $3.7 billion in principal amount of indebtedness (the "Notes") were issued, commenced an action against Tyco International Group S.A. ("TIGSA") and Tyco in the United States District Court for the Southern District of New York

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Commitments and Contingencies (Continued)

captioned The Bank of New York v. Tyco International Group S.A. BONY served an amended complaint on October 18, 2007, which added Tyco International Finance S.A. ("TIFSA") as an additional defendant. As amended, the complaint alleges that the Separation of the Electronics and Healthcare businesses and related assets and liabilities of Tyco and its subsidiaries and the distribution of such Electronics and Healthcare businesses and related assets and liabilities to Tyco's shareholders, breached the Indentures and seeks damages in excess of $4.1 billion on behalf of noteholders. The amended complaint also seeks a judgment declaring that BONY was not required to sign supplemental indentures proposed by TIGSA, TIFSA and Tyco in connection with the Separation that added TIFSA as a co-obligor on the Notes issued under the Indentures and transferred TIGSA's obligations under the Indentures to Tyco. BONY also seeks a declaratory judgment that TIGSA is obligated to pay BONY reasonable compensation and to reimburse BONY for all reasonable expenses, including attorneys' fees incurred in connection with the Separation and in resolving the proper interpretation of the Indentures. Tyco and TIFSA filed counterclaims against BONY, alleging that its refusal to sign the supplemental indentures in connection with the Separation and the filing of the amended complaint constituted a breach of the Indentures and a breach of the duty of good faith and fair dealing implied in the Indentures. Tyco and TIFSA seek unspecified damages on these claims. Tyco and TIFSA also seek a declaratory judgment that no default has occurred and that BONY is required to sign the supplemental indentures proposed by TIGSA, TIFSA and Tyco.

        On November 8, 2007, BONY delivered to Tyco a Notice of Events of Default, claiming that the actions taken by Tyco in connection with the Separation constituted events of default under the Indentures. The claims made in the Notice of Events of Default are the same as those alleged by BONY in the litigation, and Tyco continues to believe that no default or event of default has occurred. The Indentures provide for a 90-day cure period following delivery of a Notice of Events of Default. That period has ended, which means the indenture trustee could now claim that it can declare any outstanding amounts under the Indentures immediately due and payable. Tyco, TIGSA and TIFSA would contest such an acceleration. On January 24, 2008, BONY notified Tyco of its resignation as trustee under the Indentures. Wilmington Trust Company (the "Trustee") was later appointed as the successor trustee.

        On March 3, 2008, the Court issued an opinion and order denying BONY's motion for summary judgment. The Court held that the decision in Sharon Steel Corp. v. Chase Manhattan Bank, 691 F.2d 1039 (2d Cir. 1982), the case on which BONY principally relied for purposes of the summary judgment motion, did not apply to the facts of the Separation. The court held that Tyco, TIGSA and TIFSA did not violate the Indentures by virtue of TIGSA having transferred its assets to Tyco, and that, if the Separation were otherwise permitted by the Indentures, BONY's failure to sign the supplemental indentures in connection therewith would not by itself mean that the Separation transactions breached the Indentures. The Court held that the record thus far was insufficient to make a determination as to whether the Separation violated the Indentures by virtue of Tyco's Electronics and Healthcare businesses constituting "substantially all" of Tyco's assets.

        On April 11, 2008, Tyco reached a preliminary agreement with firms that claim to hold or advise the holders of approximately 80% of the Notes to settle this litigation. In exchange for dismissal of the lawsuit and waiver of any alleged default, the agreement calls for Tyco to make an aggregate cash payment of $250 million to the holders of the Notes. Tyco has also agreed to offer to exchange certain series of such indebtedness (Notes that are due in 2028 and 2029) for Notes with maturities in 2019 and 2021, respectively. As a result, Tyco has commenced a consent solicitation seeking a waiver from

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Commitments and Contingencies (Continued)

noteholders under the Indentures of any and all alleged defaults under the Indentures. The consent solicitation would also provide all noteholders with the right to require Tyco to repurchase the debt outstanding under the Indentures at a fixed price under certain circumstances in the event of a change in control. In addition, Tyco has commenced the exchange offer described above only to qualified institutional buyers pursuant to Rule 144A. The new Notes issued in the exchange will have substantially the same terms as the existing Notes (as amended in accordance with the consent solicitation), with the exception of the shortened maturities described above.

        The closing of the transaction is conditioned upon Tyco receiving the consent of holders of at least a majority in principal amount of each outstanding series of Notes. The closing is also subject to other conditions, including the agreement of the Trustee to dismiss the litigation and the entry of an order by the Court dismissing the litigation with prejudice. As of May 5, 2008, Tyco has received irrevocable consents from over 88% of the principal amount of each series of notes, and holders of over 95% of the principal amount of each of the series of Notes due 2028 and 2029 have validly tendered their Notes for exchange. In addition, on April 30, 2008, the Court entered an order dismissing the litigation, and the Company expects to conclude the consent solicitations and exchange offers by the end of May 2008.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent court appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million, and the quarterly withdrawal liability payments are $1.1 million, which payments commenced on August 1, 2007. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment and has filed for arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

Other Matters

        On February 11, 2008, Tyco announced that it had entered into an agreement to sell substantially all of the remaining portion of Infrastructure Services to AECOM Technology Corporation for approximately $510 million. The sale agreement provides that certain assets and contingent liabilities related to Infrastructure Services are to be retained by Tyco. Among those assets and contingent liabilities are all costs and expenses related to the ongoing litigation between Earth Tech and the City of Phoenix, which is described below.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Commitments and Contingencies (Continued)

        Earth Tech v. City of Phoenix is a contract dispute arising from Earth Tech's contract with the City of Phoenix, Arizona for expansion of the City's 91st Avenue Waste Water Treatment Plant. Earth Tech filed a lawsuit against the City of Phoenix in the Maricopa County Superior Court alleging a total of more than $75 million in damages arising from the City's breach of its contract with Earth Tech. In connection with this matter, the Company has assets under the original contract, which it has assessed as recoverable, of $50 million at March 28, 2008 and September 28, 2007.

        In connection with the foregoing, the City of Phoenix filed a lawsuit against Earth Tech, Inc., its surety, Federal Insurance Company and other unnamed parties in the Maricopa County Superior Court, The City of Phoenix v. Earth Tech, Inc., Federal Insurance Company and John Does 1-50. The City alleges that Earth Tech breached its contracts with the City of Phoenix and that Earth Tech did not properly, reasonably or timely manage, supervise or inspect the work under the contracts. The City of Phoenix also claims that Federal Insurance breached the terms and conditions of the performance bond and that Federal Insurance failed to investigate the City's bond claims. The City of Phoenix alleges damages of $128 million.

        The Presiding Judge of Maricopa County Superior Court on July 11, 2006 consolidated all of the pending lawsuits related to this dispute on the Court's complex litigation docket. The Court has granted several of Earth Tech's motions for partial summary judgment, ordering that application of Arizona's Prompt Payment Act was appropriate and that any material inconsistencies in the contract be resolved in favor of the Act's requirements. Earth Tech expects to file additional summary judgment motions related to the Prompt Payment Act. Tyco cannot predict the outcome of this matter and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of this matter.

        Fitzpatrick Contractors Limited v. Tyco Fire and Integrated Solutions (UK) Ltd. On July 18, 2007, Fitzpatrick Contractors Limited ("FCL") commenced an action against Tyco Fire and Integrated Solutions (UK) Ltd. in the High Court of Justice, Queen Bench Division, Technology and Construction Court, United Kingdom, alleging that Tyco entered into a binding contract in 2002 for the design, manufacture and installation of mechanical and electrical works for the refurbishment of a portion of London Transport's Blackwall Tunnel. FCL seeks damages for breach of contract in the amount of approximately $38 million. Tyco intends to defend this action vigorously. While it is not possible at this time to predict the final outcome of this dispute, Tyco does not believe this action will have a material adverse effect on its financial position, results of operations or cash flows. Trial is expected to begin in November 2008.

        Sensormatic Security Corp. v. Sensormatic Electronics Corp., ADT Security Services, Inc. and Wallace Computer Services, Inc.    In April 2002, litigation was commenced in the United States District Court for the District of Maryland by a Sensormatic franchisee, Sensormatic Security Corp. ("SSC"), alleging breach of contract against Sensormatic and tortious interference with contract against ADT and Wallace Computer Services, Inc., a party unrelated to Tyco. The litigation was based on allegedly unpaid commissions under a franchise agreement. The lawsuit also alleges that Sensormatic improperly authorized third parties (including ADT and Wallace) to sell in SSC's exclusive territory of Maryland, Virginia and the District of Columbia. Sensormatic has agreed to indemnify Wallace. SSC seeks an accounting, monetary damages (including punitive damages against ADT and Wallace), and injunctive relief. Sensormatic and ADT have denied SSC's allegations and asserted affirmative defenses. Sensormatic also filed a counterclaim seeking recovery of overpayments made to SSC. Both the trial and appellate court have ruled on a number of motions filed by the parties in this litigation, some of

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Commitments and Contingencies (Continued)

which rulings have been favorable to the plaintiff and some of which have been favorable to ADT and Sensormatic. Trial has been scheduled for December 2008. Sensormatic and ADT will continue to vigorously defend the litigation. While it is not possible at this time to predict the final outcome of this dispute, Tyco has reserved its estimate of loss for this matter, and does not believe this action will have a material adverse effect on its financial position, results of operations or cash flows.

        The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or cash flows.

10.    Retirement Plans

        Defined Benefit Pension Plans—The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows ($ in millions):

	U.S. Plans
	For the Quarters Ended		For the Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Service cost	$2	$2	$4	$4
Interest cost	12	12	24	24
Expected return on plan assets	(15)	(14)	(30)	(28)
Amortization of net actuarial loss	2	3	4	6

Net periodic benefit cost	$1	$3	$2	$6

	Non-U.S. Plans
	For the Quarters Ended		For the Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Service cost	$12	$12	$24	$24
Interest cost	21	19	42	38
Expected return on plan assets	(21)	(19)	(42)	(38)
Amortization of prior service credit	(1)	(1)	(2)	(2)
Amortization of net actuarial loss	5	8	10	16

Net periodic benefit cost	$16	$19	$32	$38

        The Company anticipates that it will contribute at least the minimum required to its pension plans in 2008 of $5 million for U.S. plans and $64 million for non-U.S. plans. During the six months ended March 28, 2008, the Company has contributed $36 million to its U.S. and non-U.S. pension plans.

        Postretirement Benefit Plans—Net periodic postretirement benefit cost was insignificant.

        Rabbi Trust—During the six months ended March 30, 2007, the Company, as permitted under the trust agreement, sold substantially all of the assets from one of the trusts and received $271 million of proceeds. Trust assets were primarily composed of corporate-owned life insurance policies.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Share Plans

        During the six months ended March 28, 2008, there were no material share-based compensation grants.

        During the six months ended March 30, 2007, the Company issued its annual share-based compensation grants. The number of awards issued for the annual share-based compensation grant were approximately 10 million of which 7 million were share options and 3 million were restricted share awards. These options are exercisable in equal annual installments over a period of four years and the restricted share awards vest in one-third increments over a period of four years beginning in year two. The weighted-average grant-date fair value of the share options and restricted share awards was $15.16 and $48.14, respectively. The weighted-average assumptions used in the Black-Scholes option pricing model included an expected stock price volatility of 32%, a risk free interest rate of 4.3%, an expected annual dividend per share of $0.64 and an expected option life of 5.1 years.

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

12.    Consolidated Segment Data

        The segment data presented have been reclassified to exclude the results of discontinued operations. Selected information by segment is presented in the following tables ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Net revenue(1):
ADT Worldwide	$1,966	$1,887	$3,965	$3,750
Flow Control	1,024	878	2,098	1,713
Fire Protection Services	861	819	1,690	1,607
Electrical and Metal Products	542	479	1,029	922
Safety Products	469	424	916	830
Corporate and Other	4	3	8	7

Net revenue	$4,866	$4,490	$9,706	$8,829

	For the Quarters Ended		For the Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Operating income:
ADT Worldwide	$222	$195	$471	$396
Flow Control	143	102	314	210
Fire Protection Services	77	62	150	120
Electrical and Metal Products	72	26	113	67
Safety Products	54	66	140	137
Corporate and Other	(125)	(247)	(252)	(477)

Operating income	$443	$204	$936	$453

(1)
Revenue by operating segment excludes intercompany transactions.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.    Supplementary Balance Sheet Information

        Selected supplementary balance sheet information was as follows ($ in millions):

	March 28, 2008	September 28, 2007
Purchased materials and manufactured parts	$748	$620
Work in process	272	267
Finished goods	1,005	924

Inventories	$2,025	$1,811

Land	$163	$155
Buildings	772	723
Subscriber systems	5,232	5,061
Machinery and equipment	2,347	2,215
Property under capital leases(1)	53	52
Construction in progress	158	138
Accumulated depreciation(2)	(5,112)	(4,801)

Property, plant and equipment, net	$3,613	$3,543

(1)
Property under capital leases consists primarily of buildings.

(2)
Accumulated amortization of capital lease assets was $21 million and $19 million at March 28, 2008 and September 28, 2007, respectively.

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

        There are certain guarantees or indemnifications extended between Tyco, Covidien and Tyco Electronics in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. See Note 4 for further discussion of the Tax Sharing Agreement. At the time of the Separation, Tyco recorded a liability necessary to recognize the fair value of such guarantees and indemnifications in accordance with FIN No. 45. To value the initial obligation under FIN No. 45 related to the Tax Sharing Agreement, the Company considered a range of discounted probability-weighted future cash flows, which included an estimated premium to reflect the cost an independent insurance carrier or guarantor would charge to assume such obligation, related to the unresolved (asserted and unasserted) pre-separation shared tax matters of Covidien and Tyco Electronics. The liability necessary to reflect the fair value of the guarantees and indemnifications under the Tax Sharing Agreement is $554 million, which is included in other liabilities on our Consolidated Balance Sheets.

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

        Following is a roll forward of the Company's warranty accrual ($ in millions):

	For the Quarter Ended March 28, 2008	For the Six Months Ended March 28, 2008
Balance at beginning of period	$153	$163
Warranties issued during the period	3	10
Changes in estimates	(7)	(6)
Settlements	(23)	(42)
Currency translation	3	4

Balance at March 28, 2008	$129	$129

        In 2001, a division of Safety Products initiated a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain O-ring seal sprinkler heads which were originally manufactured by Central Sprinkler prior to Tyco's acquisition. Under this program, the sprinkler heads are being replaced free of charge to property owners. On May 1, 2007, the Consumer Product Safety Commission and the Company announced an August 31, 2007 deadline for filing claims to participate in the VRP. The Company will fulfill all valid claims for replacement of qualifying sprinklers. The related warranty reserve reflects the Company's best estimate of the expected costs to complete the program in light of claims received through August 31, 2007 and estimated material and labor costs. Settlements during the quarter and six months ended March 28, 2008 include cash expenditures of $13 million and $25 million, respectively, related to the VRP.

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

        During the second quarter of 2008, the Company completed a tax-free restructuring involving the transfer of certain investments from Tyco to TIFSA. Since the transactions were entirely among wholly-owned subsidiaries of Tyco there was no impact on the Company's financial position, results of operations and cash flows. The transactions did, however, result in an increase to TIFSA's investment in subsidiaries of $1.9 billion. Since these transactions were among entities under common control, their effects have been reflected as of the beginning of the earliest period presented.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Quarter Ended March 28, 2008

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$4,866	$—	$4,866
Cost of product sales	—	—	2,196	—	2,196
Cost of services	—	—	990	—	990
Selling, general and administrative expenses	29	—	1,176	—	1,205
Separation costs	5	—	(10)	—	(5)
Restructuring and asset impairment charges, net	—	—	37	—	37

Operating (loss) income	(34)	—	477	—	443
Interest income	14	—	11	—	25
Interest expense	(14)	(95)	(6)	—	(115)
Other (expense) income, net	(1)	1	—	—	—
Equity in net income of subsidiaries	690	405	—	(1,095)	—
Intercompany interest and fees	(382)	45	337	—	—

Income from continuing operations before income taxes and minority interest	273	356	819	(1,095)	353
Income taxes	—	24	(103)	—	(79)
Minority interest	—	—	(1)	—	(1)

Income from continuing operations	273	380	715	(1,095)	273
Income from discontinued operations, net of income taxes	7	5	7	(12)	7

Net income	$280	$385	$722	$(1,107)	$280

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Quarter Ended March 30, 2007

(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$4,490	$—	$4,490
Cost of product sales	—	—	2,058	—	2,058
Cost of services	—	—	928	—	928
Selling, general and administrative expenses	25	12	1,186	—	1,223
Separation costs	14	—	18	—	32
Restructuring, asset impairment and divestiture charges, net	—	—	45	—	45

Operating (loss) income	(39)	(12)	255	—	204
Interest income	—	3	8	—	11
Interest expense	—	(60)	(4)	—	(64)
Other income, net	—	—	1	—	1
Equity in net income (loss) of subsidiaries	302	(53)	—	(249)	—
Intercompany interest and fees	(99)	161	(62)	—	—

Income from continuing operations before income taxes	164	39	198	(249)	152
Income taxes	—	(27)	39	—	12

Income from continuing operations	164	12	237	(249)	164
Income from discontinued operations, net of income taxes	671	664	767	(1,431)	671

Net income	$835	$676	$1,004	$(1,680)	$835

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Six Months Ended March 28, 2008

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$9,706	$—	$9,706
Cost of product sales	—	—	4,388	—	4,388
Cost of services	—	—	1,956	—	1,956
Selling, general and administrative expenses	38	1	2,335	—	2,374
Separation costs	(14)	—	18	—	4
Restructuring and asset impairment charges, net	—	—	48	—	48

Operating (loss) income	(24)	(1)	961	—	936
Interest income	47	—	36	—	83
Interest expense	(47)	(175)	(10)	—	(232)
Other income, net	50	2	—	—	52
Equity in net income of subsidiaries	1,371	766	—	(2,137)	—
Intercompany interest and fees	(764)	87	677	—	—

Income from continuing operations before income taxes and minority interest	633	679	1,664	(2,137)	839
Income taxes	—	39	(243)	—	(204)
Minority interest	—	—	(2)	—	(2)

Income from continuing operations	633	718	1,419	(2,137)	633
Income from discontinued operations, net of income taxes	10	6	10	(16)	10

Net income	$643	$724	$1,429	$(2,153)	$643

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Six Months Ended March 30, 2007

(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$8,829	$—	$8,829
Cost of product sales	—	—	4,009	—	4,009
Cost of services	—	—	1,832	—	1,832
Selling, general and administrative expenses	40	(5)	2,342	—	2,377
Separation costs	24	—	33	—	57
Restructuring, asset impairment and divestiture charges, net	—	—	101	—	101

Operating (loss) income	(64)	5	512	—	453
Interest income	—	7	18	—	25
Interest expense	—	(120)	(10)	—	(130)
Other income, net	—	—	2	—	2
Equity in net income of subsidiaries	864	130	—	(994)	—
Intercompany interest and fees	(478)	303	175	—	—

Income from continuing operations before income taxes and minority interest	322	325	697	(994)	350
Income taxes	—	(58)	31	—	(27)
Minority interest	—	—	(1)	—	(1)

Income from continuing operations	322	267	727	(994)	322
Income from discontinued operations, net of income taxes	1,306	1,290	1,491	(2,781)	1,306

Net income	$1,628	$1,557	$2,218	$(3,775)	$1,628

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

March 28, 2008

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$—	$1,073	$—	$1,074
Accounts receivable, net	—	—	3,137	—	3,137
Inventories	—	—	2,025	—	2,025
Intercompany receivables	1,456	457	17,159	(19,072)	—
Prepaid expenses and other current assets	64	52	1,645	—	1,761
Assets of discontinued operations	457	403	983	(860)	983

Total current assets	1,978	912	26,022	(19,932)	8,980
Property, plant and equipment, net	—	—	3,613	—	3,613
Goodwill	—	—	11,922	—	11,922
Intangible assets, net	—	—	2,636	—	2,636
Investment in subsidiaries	44,235	20,348	—	(64,583)	—
Intercompany loans receivable	—	12,090	18,615	(30,705)	—
Other assets	168	15	2,540	—	2,723

Total Assets	$46,381	$33,365	$65,348	$(115,220)	$29,874

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$515	$10	$—	$525
Accounts payable	3	—	1,513	—	1,516
Accrued and other current liabilities	160	82	3,074	—	3,316
Intercompany payables	7,879	9,343	1,850	(19,072)	—
Liabilities of discontinued operations	—	—	526	—	526

Total current liabilities	8,042	9,940	6,973	(19,072)	5,883
Long-term debt	—	3,916	61	—	3,977
Intercompany loans payable	21,801	—	8,904	(30,705)	—
Other liabilities	564	14	3,407	—	3,985

Total Liabilities	30,407	13,870	19,345	(49,777)	13,845
Minority interest	—	—	55	—	55
Shareholders' Equity:
Preference shares	—	—	2,500	(2,500)	—
Common shares	399	—	(11)	—	388
Other shareholders' equity	15,575	19,495	43,459	(62,943)	15,586

Total Shareholders' Equity	15,974	19,495	45,948	(65,443)	15,974

Total Liabilities and Shareholders' Equity	$46,381	$33,365	$65,348	$(115,220)	$29,874

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

September 28, 2007

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$16	$—	$1,878	$—	$1,894
Accounts receivable, net	—	—	2,945	—	2,945
Inventories	—	—	1,811	—	1,811
Intercompany receivables	1,445	439	16,683	(18,567)	—
Class action settlement escrow	2,992	—	—	—	2,992
Prepaid expenses and other current assets	27	—	1,605	—	1,632
Assets of discontinued operations	486	427	1,084	(913)	1,084

Total current assets	4,966	866	26,006	(19,480)	12,358
Property, plant and equipment, net	—	—	3,543	—	3,543
Goodwill	—	—	11,636	—	11,636
Intangible assets, net	—	—	2,697	—	2,697
Investment in subsidiaries	42,918	19,193	—	(62,111)	—
Intercompany loans receivable	—	11,811	18,615	(30,426)	—
Other assets	187	36	2,358	—	2,581

Total Assets	$48,071	$31,906	$64,855	$(112,017)	$32,815

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$367	$13	$—	$380
Accounts payable	3	—	1,662	—	1,665
Class action settlement liability	2,992	—	—	—	2,992
Accrued and other current liabilities	131	77	3,262	—	3,470
Intercompany payables	7,694	9,022	1,851	(18,567)	—
Liabilities of discontinued operations	—	—	598	—	598

Total current liabilities	10,820	9,466	7,386	(18,567)	9,105
Long-term debt	—	4,015	67	—	4,082
Intercompany loans payable	21,077	—	9,349	(30,426)	—
Other liabilities	550	16	3,371	—	3,937

Total Liabilities	32,447	13,497	20,173	(48,993)	17,124
Minority interest	—	—	67	—	67
Shareholders' Equity:
Preference shares	—	—	2,500	(2,500)	—
Common shares	398	—	(1)	—	397
Other shareholders' equity	15,226	18,409	42,116	(60,524)	15,227

Total Shareholders' Equity	15,624	18,409	44,615	(63,024)	15,624

Total Liabilities and Shareholders' Equity	$48,071	$31,906	$64,855	$(112,017)	$32,815

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended March 28, 2008

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(3,571)	$243	$707	$—	$(2,621)
Net cash provided by discontinued operating activities	—	—	4	—	4
Cash Flows From Investing Activities:
Capital expenditures	—	—	(356)	—	(356)
Proceeds from disposal of assets	—	—	10	—	10
Acquisition of businesses, net of cash acquired	—	—	(27)	—	(27)
Accounts purchased from ADT dealer network	—	—	(187)	—	(187)
Class action settlement escrow	2,960	—	—	—	2,960
Intercompany dividend from subsidiary	—	62	—	(62)	—
Increase in intercompany loans	—	(279)	—	279	—
Other	—	—	(9)	—	(9)

Net cash provided by (used in) investing activities	2,960	(217)	(569)	217	2,391
Net cash provided by discontinued investing activities	—	—	14	—	14
Cash Flows From Financing Activities:
Net borrowings (repayments) of debt	—	50	(10)	—	40
Proceeds from exercise of share options	20	—	1	—	21
Dividends paid	(148)	—	—	—	(148)
Intercompany dividend to parent	—	—	(62)	62	—
Repurchase of common shares by subsidiary	—	—	(477)	—	(477)
Net intercompany loan borrowings (repayments)	724	—	(445)	(279)	—
Transfer from discontinued operations	—	—	19	—	19
Other	—	(76)	7	—	(69)

Net cash provided by (used in) financing activities	596	(26)	(967)	(217)	(614)
Net cash used in discontinued financing activities	—	—	(18)	—	(18)
Effect of currency translation on cash	—	—	24	—	24

Net decrease in cash and cash equivalents	(15)	—	(805)	—	(820)
Cash and cash equivalents at beginning of period	16	—	1,878	—	1,894

Cash and cash equivalents at end of period	$1	$—	$1,073	$—	$1,074

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended March 30, 2007

(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(652)	$1,084	$280	$—	$712
Net cash provided by discontinued operating activities	—	78	1,618	—	1,696
Cash Flows From Investing Activities:
Capital expenditures	—	—	(299)	—	(299)
Proceeds from disposal of assets	—	—	10	—	10
Acquisition of businesses, net of cash acquired	—	—	(16)	—	(16)
Accounts purchased from ADT dealer network	—	—	(176)	—	(176)
Liquidation of rabbi trust investments	—	—	271	—	271
Increase in intercompany loans	—	(541)	—	541	—
Other	—	(2)	45	—	43

Net cash used in investing activities	—	(543)	(165)	541	(167)
Net cash used in discontinued investing activities	—	(78)	(505)	78	(505)
Cash Flows From Financing Activities:
Net borrowings (repayments) of debt	—	195	(2)	—	193
Proceeds from exercise of share options	190	—	22	—	212
Dividends paid	(395)	—	—	—	(395)
Repurchase of common shares by subsidiary	—	—	(668)	—	(668)
Net intercompany loan borrowings (repayments)	859	—	(318)	(541)	—
Transfer from discontinued operations	—	—	1,083	—	1,083
Other	—	—	13	—	13

Net cash provided by financing activities	654	195	130	(541)	438
Net cash used in discontinued financing activities	—	—	(999)	(78)	(1,077)
Effect of currency translation on cash	—	—	21	—	21
Effect of currency translation on cash related to discontinued operations	—	—	19	—	19

Net increase in cash and cash equivalents	2	736	399	—	1,137
Less: net increase in cash related to discontinued operations	—	—	(133)	—	(133)
Cash and cash equivalents at beginning of period	2	1,158	1,033	—	2,193

Cash and cash equivalents at end of period	$4	$1,894	$1,299	$—	$3,197

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16.    Subsequent Events

        On April 11, 2008, Tyco reached a preliminary agreement regarding the Indenture Trustee Litigation. In addition, on April 30, 2008, the Court entered an order dismissing the litigation, and the Company expects to conclude the related consent solicitations and exchange offers by the end of May 2008—see Note 9 Commitments and Contingencies.

        On April 14, 2008, the Company's ADT Security business reached an agreement to acquire FirstService Security, a division of FirstService Corporation, for approximately $187 million. FirstService Security is a leading commercial security systems integrator and provides a full range of integrated security system services, including design, engineering, installation, servicing and monitoring of access control, closed-circuit television and intrusion systems. FirstService Security had total net revenue of more than $200 million during the last twelve months. The transaction is subject to regulatory approval and normal closing conditions.

        On April 29, 2008, the Company signed a definitive agreement with the State of New Jersey to settle the outstanding litigation surrounding several state pension funds—see Note 9 Commitments and Contingencies.

        In May 2008, TIFSA commenced issuing commercial paper to U.S. institutional accredited investors and qualified institutional buyers as part of the Company's ongoing effort to enhance financial flexibility and to potentially decrease the cost of borrowings. Borrowings under the commercial paper program are available for general corporate purposes.

        Since March 28, 2008, the Company repurchased 3.1 million common shares for $145 million under the $1.0 billion share repurchase program approved by the Board of Directors in September 2007.

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

Overview

        We remain committed to returning excess cash to shareholders. During the quarter and six months ended March 28, 2008, we repurchased 6.6 million and 12.0 million of our common shares for $245 million and $475 million, respectively, under the $1.0 billion share repurchase program approved by the Board of Directors in September 2007. Since March 28, 2008, we repurchased an additional 3.1 million common shares for $145 million under this program. During the quarter and six months ended March 28, 2008, we paid dividends of $74 million and $148 million, respectively, to shareholders of record.

        We are continuing to assess the strategic fit of our various businesses and are considering strategic alternatives for under-performing or non-strategic businesses including additional divestitures where businesses do not align with our long term vision. As part of these portfolio refinement efforts, we entered into agreements to sell our Infrastructure Services businesses and sold our Ancon Building

Products business and our Nippon Dry-Chemical business. Additionally, we recently announced an agreement to acquire FirstService Security to strengthen ADT's system integration capabilities.

        We continue to focus on operational execution to drive earnings growth. To further improve operating efficiency, during the first quarter of 2007, we launched a restructuring program across all segments, including the corporate organization, which will streamline some of the businesses and reduce the operational footprint. We expect to incur aggregate charges related to the program of approximately $350 million to $400 million primarily through the end of 2008. Since the inception of this program, through the second quarter of 2008, the Company has incurred charges of $263 million related to this program. We believe this restructuring program will strengthen our competitive position over the long term.

        Additionally, we have made progress towards reducing our corporate expenses and we are well positioned to achieve our corporate expense run rate of $500 million for 2008.

Class Action Settlement

        On December 19, 2007, the United States District Court for the District of New Hampshire entered a final order approving the settlement of 32 purported securities class action lawsuits. All legal contingencies that could have affected the final order approving the settlement expired on February 21, 2008.

        Under the terms of the settlement, the plaintiffs agreed to release all claims against Tyco, the other settling defendants and ten other individuals in consideration for the payment of $2.975 billion from Tyco to the certified class. The deadline for deciding not to participate in the class settlement was September 28, 2007. As of such date, Tyco received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. A number of these individuals and entities have filed claims separately against Tyco. Any judgments resulting from such claims or from claims that are filed in the future would not reduce the settlement amount. Generally, the claims asserted by these plaintiffs include claims similar to those asserted by the settling defendants; namely, violations of the disclosure provisions of federal securities laws. Tyco intends to vigorously defend any litigation resulting from opt-out claims. While it is not possible to predict the final outcome of unresolved opt-out cases, should any of these cases result in an adverse judgment or be settled for a significant amount, they could have a material adverse effect on our financial position, results of operations or cash flows.

        Under the terms of the Separation and Distribution Agreement entered into in connection with the spin-offs of Covidien and Tyco Electronics (the "Separation"), each of Tyco, Covidien and Tyco Electronics are jointly and severally liable for the full amount of the class action settlement and any judgments resulting from opt-out claims. Additionally, under the Separation and Distribution Agreement, the companies share in the liability and related escrow account, with Tyco assuming 27%, Covidien 42% and Tyco Electronics 31% of the settlement amount.

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

        Since all legal contingencies that could have affected the settlement were exhausted on February 21, 2008, the administration and distribution of the settlement funds in escrow are now managed by the counsel of the certified class and Tyco is not subject to any further liability related to the class action settlement. As such, Tyco has extinguished the class action liability and no longer has claim to the escrow account. The escrow accounts earned interest that was payable to the class. As such, interest was also accrued on the class action settlement liability. On February 21, 2008, the class action liability and escrow account balances including interest were each $3.02 billion.

        Based on the Separation and Distribution Agreement, Tyco had a receivable from Covidien and Tyco Electronics for their portion of the liability of $1,257 million and $927 million, respectively at September 28, 2007 and corresponding payables to Covidien and Tyco Electronics for their interest in the escrow accounts. Receivables and payables that pertain to the class action settlement and related escrow accounts with the same counterparty were presented net in the Consolidated Balance Sheet. Tyco's portion of the liability was $808 million at September 28, 2007. These amounts have been extinguished as of March 28, 2008.

Operating Results

        Net revenue, operating income and net income were as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Revenue from product sales	$3,111	$2,854	$6,210	$5,583
Service revenue	1,755	1,636	3,496	3,246

Net revenue	$4,866	$4,490	$9,706	$8,829

Operating income	$443	$204	$936	$453
Interest income	25	11	83	25
Interest expense	(115)	(64)	(232)	(130)
Other income, net	—	1	52	2

Income from continuing operations before income taxes and minority interest	353	152	839	350
Income taxes	(79)	12	(204)	(27)
Minority interest	(1)	—	(2)	(1)

Income from continuing operations	273	164	633	322
Income from discontinued operations, net of income taxes	7	671	10	1,306

Net income	$280	$835	$643	$1,628

        Net revenue increased $376 million, or 8.4%, for the second quarter and $877 million, or 9.9%, for the first six months of 2008 as compared to the same periods last year. The increases in both periods reflect net revenue growth in all of our segments led by solid year over year increases in Flow Control and ADT Worldwide. The increase in net revenue in Flow Control resulted from volume growth due to continued strength in most industrial end markets with significant project growth in the valves business. In addition, net revenue growth in ADT Worldwide was attributable to strong growth in all geographic regions led by Asia and Latin America, as well as growth in its recurring revenue base in North America. Foreign currency exchange rates positively affected the second quarter by $228 million and the first six months of 2008 by $478 million. The net impact of acquisitions, divestitures and other activity negatively affected the same periods by $12 million and $25 million, respectively.

        Operating income increased $239 million, or 117.2%, for the second quarter, while operating margin increased 4.6 percentage points to 9.1%. Operating income increased $483 million, or 106.6%, for the first six months of 2008, while operating margin increased 4.5 percentage points to 9.6%. Strong year over year income growth in a majority of the business segments for the quarter and all segments for the six months led by Flow Control and ADT Worldwide and lower corporate expenses contributed to the increases in operating income. Additionally, operating income was negatively impacted by net charges of $58 million and $82 million in the quarter and six months ended March 28, 2008, respectively, compared to net charges of $78 million and $159 million in the quarter and six months ended March 30, 2007, respectively.

        Net charges of $58 million in the quarter ended March 28, 2008 were comprised of net restructuring and asset impairment charges of $43 million and a legacy legal settlement charge of $20 million slightly offset by a $5 million credit related to separation costs. Net charges of $82 million in the six months ended March 28, 2008 resulted from net restructuring and asset impairment charges of $57 million, a legacy legal settlement charge of $20 million and $5 million of separation costs.

        Net charges of $78 million in the quarter ended March 30, 2007 were comprised of net restructuring, asset impairment and divestiture charges of $46 million and $32 million of separation costs. The six months ended March 30, 2007 included net charges of $159 million including $102 million of net restructuring, impairment and divestiture charges and $57 million of separation costs.

Segment Results:

        The segment discussions that follow describe the significant factors contributing to the changes in results for each of our segments included in continuing operations.

Quarter Ended March 28, 2008 Compared to Quarter Ended March 30, 2007

  ADT Worldwide

        Net revenue, operating income and operating margin for ADT Worldwide were as follows ($ in millions):

	For the Quarters Ended
	March 28, 2008	March 30, 2007
Revenue from product sales	$672	$675
Service revenue	1,294	1,212

Net revenue	$1,966	$1,887

Operating income	$222	$195
Operating margin	11.3%	10.3%

        Net revenue by geographic area for ADT Worldwide was as follows ($ in millions):

	For the Quarters Ended
	March 28, 2008	March 30, 2007
North America	$1,031	$1,020
Europe, Middle East and Africa ("EMEA")	652	638
Rest of World	283	229

	$1,966	$1,887

        Net revenue for ADT Worldwide increased $79 million, or 4.2%, during the quarter ended March 28, 2008, with service revenue up 6.8%, as compared to the quarter ended March 30, 2007. Revenue from product sales includes sales and installation of electronic security and other systems. Service revenue is comprised of electronic security services and maintenance, including the monitoring of burglar alarms, fire alarms and other life safety systems as well as services related to retailer anti-theft systems. The 1.1% revenue growth in North America resulted largely from solid growth in recurring residential revenue offset by order weakness in the retailer end market. Revenue in the EMEA region grew 2.2% driven by favorable changes in foreign currency exchange rates offset by a decline in contracting revenue in the United Kingdom. The 23.6% revenue growth in the Rest of World geographies was primarily driven by strong growth in Asia, Latin America and Australia/New Zealand, and to a lesser extent, by favorable changes in foreign currency exchange rates. Overall, the ADT Worldwide net revenue increase included the favorable impact of changes in foreign currency exchange rates of $69 million.

        Attrition rates for customers in our ADT Worldwide business continued to improve, declining to an average of 12.2% on a trailing 12-month basis as of March 28, 2008 as compared to 12.3% as of September 28, 2007 and 13.1% as of March 30, 2007.

        Operating income increased $27 million, or 13.8%, in the quarter ended March 28, 2008 from the same period in the prior year. Factors that positively impacted operating income included increased recurring revenue, operational efficiencies, including those achieved from restructuring activities in Europe, and lower depreciation and amortization expense. The decrease to depreciation and amortization expense occurred primarily in North America and resulted from changes to the depreciation method and estimated useful lives for pooled subscriber assets and changes to the estimated useful lives of dealer intangible assets. The reduction in depreciation and amortization expense was more than offset by increased net expenses of $27 million primarily related to converting customers from analog to digital signal transmissions in North America. In addition, results for the quarter ended March 28, 2008 included net restructuring and asset impairment charges of $11 million, which were primarily related to improving field efficiencies and consolidating certain administrative functions in Europe. The same period in the prior year included net restructuring charges of $25 million.

        Operating margin in ADT Worldwide increased to 11.3% in the quarter ended March 28, 2008 from 10.3% for the same period in the prior year reflecting operational improvement in all geographic areas. The recent restructuring actions and management changes that have been implemented in Europe are expected to continue to drive further improvements to the operating margin in EMEA.

  Flow Control

        Net revenue, operating income and operating margin for Flow Control were as follows ($ in millions):

	For the Quarters Ended
	March 28, 2008	March 30, 2007
Revenue from product sales	$980	$848
Service revenue	44	30

Net revenue	$1,024	$878

Operating income	$143	$102
Operating margin	14.0%	11.6%

        Net revenue for Flow Control increased $146 million, or 16.6%, in the quarter ended March 28, 2008 as compared to the quarter ended March 30, 2007. The increase in net revenue was largely driven by volume growth from continued strength in the energy end market with significant project growth in the valves business and to a lesser extent the thermal controls business. Growth in these areas were strong across all geographical regions, and, in particular, North America and Europe. This growth was offset by reduced project activity in the water and irrigation markets. Favorable changes in foreign currency exchange rates positively impacted revenue by $86 million, while the net impact of acquisitions, divestitures and other activity negatively affected revenue by $1 million.

        The increase in operating income of $41 million, or 40.2%, in the quarter ended March 28, 2008 as compared to the same period in the prior year was primarily due to revenue growth, as well as volume efficiencies. The same period in the prior year included net restructuring charges of $6 million, as well as $3 million of divestiture charges and $1 million of separation related costs.

  Fire Protection Services

        Net revenue, operating income and operating margin for Fire Protection Services were as follows ($ in millions):

	For the Quarters Ended
	March 28, 2008	March 30, 2007
Revenue from product sales	$452	$431
Service revenue	409	388

Net revenue	$861	$819

Operating income	$77	$62
Operating margin	8.9%	7.6%

        Net revenue for Fire Protection Services increased $42 million, or 5.1%, during the quarter ended March 28, 2008 as compared to the quarter ended March 30, 2007 driven by increases in both product sales and service revenues. Revenue from product sales includes sales and installation of fire protection and other systems. Service revenue comprises inspection, maintenance, service and monitoring of fire detection and suppression systems. The increase in product sales was primarily attributable to favorable foreign currency exchange rates. The increase in service revenue related to growth in service work and sprinkler contracting in North America and Asia as well as favorable foreign currency exchange rates. This increase was partially offset by reduced revenue within the Pacific region due to a decline in project work and the planned exit of low performing non-core activities in Latin America and EMEA. Changes in foreign currency exchange rates had a favorable impact of $38 million.

        Operating income increased $15 million, or 24.2%, in the quarter ended March 28, 2008 as compared to the same period in the prior year was primarily driven by improved margins in most geographic regions. The quarter ended March 28, 2008 also includes increased sales in higher margin electronic service revenue businesses. In addition, operating income included $1 million of net restructuring charges compared to $2 million in the same period in the prior year.

  Electrical and Metal Products

        Net revenue, operating income and operating margin for Electrical and Metal Products were as follows ($ in millions):

	For the Quarters Ended
	March 28, 2008	March 30, 2007
Revenue from product sales	$540	$478
Service revenue	2	1

Net revenue	$542	$479

Operating income	$72	$26
Operating margin	13.3%	5.4%

        Net revenue for Electrical and Metal Products increased $63 million, or 13.2%, in the quarter ended March 28, 2008 as compared to the quarter ended March 30, 2007. The increase in net revenue was largely driven by steel tubular product volume and selling price increases. Additionally, the selling prices of armored cable increased however, this was more than offset by decreased sales volume. Changes in foreign currency exchange rates had a favorable impact of $12 million.

        Operating income increased $46 million, or 176.9%, in the quarter ended March 28, 2008 as compared to the same period in the prior year due to improved spreads for steel tubular and copper products as well as productivity initiatives. In addition, results for the quarter ended March 28, 2008 included net restructuring charges of $3 million.

  Safety Products

        Net revenue, operating income and operating margin for Safety Products were as follows ($ in millions):

	For the Quarters Ended
	March 28, 2008	March 30, 2007
Revenue from product sales	$464	$419
Service revenue	5	5

Net revenue	$469	$424

Operating income	$54	$66
Operating margin	11.5%	15.6%

        Net revenue for Safety Products increased $45 million, or 10.6%, during the quarter ended March 28, 2008 as compared to the quarter ended March 30, 2007 primarily from strong performance in the fire suppression, electronic security and life safety businesses. The increase in the fire suppression business was driven by increased sales volume and to a lesser extent pricing. Growth in the electronic security business resulted from new market expansions, while life safety benefited from new product introductions and increased selling prices. Favorable changes in foreign currency exchange rates of $23 million also contributed to the increase in revenue.

        Operating income decreased $12 million, or 18.2%, during the quarter ended March 28, 2008 as compared to the same period in the prior year. Increased sales volume along with the impact of cost savings from operational excellence initiatives were more than offset by net restructuring charges of $26 million. The same period in the prior year included net restructuring and impairment charges of $5 million.

  Corporate and Other

        Corporate expense in the quarter ended March 28, 2008 was $122 million lower as compared to the same period in the prior year, largely resulting from restructuring and resizing corporate operations post-separation. Corporate expense for the quarter ended March 28, 2008 included net charges of $17 million composed of a $20 million charge for a legacy legal settlement and $2 million of restructuring charges partially offset by a credit of $5 million for separation costs. Corporate expense for the quarter ended March 30, 2007 included Separation related costs of $31 million and net restructuring and asset impairment charges of $5 million primarily related to the consolidation of certain headquarter functions. The remaining decrease in corporate expense is related to cost reduction initiatives and the restructuring program. We continue to target a full year corporate expense run rate of $500 million.

  Interest Income and Expense

        Interest income was $25 million and $11 million during the quarters ended March 28, 2008 and March 30, 2007, respectively. The increase in interest income is primarily related to interest earned on the class action settlement escrow of $14 million.

        Interest expense was $115 million in the quarter ended March 28, 2008 as compared to $64 million in the quarter ended March 30, 2007. The increase in interest expense is primarily related to increased costs related to our bridge loan and revolving credit facilities, and to a lesser extent interest on the class action settlement liability of $14 million.

        In the quarter ended March 30, 2007, net interest amounts were proportionally allocated to Covidien and Tyco Electronics based on the debt amounts that we believe were utilized by Covidien and Tyco Electronics historically inclusive of amounts directly incurred, and is included in discontinued operations. Allocated net interest was calculated using our historical weighted-average interest rate on debt, including the impact of interest rate swap agreements. The portion of Tyco's interest income and interest expense allocated to Covidien and Tyco Electronics was $16 million and $91 million, respectively.

  Effective Income Tax Rate

        Our effective income tax rate was 22.4% and (7.9)% during the quarters ended March 28, 2008 and March 30, 2007, respectively. The quarter ended March 30, 2007 included the release of a deferred tax valuation allowance related to non-U.S. tax rulings received during the period and reduced reserve requirements on certain legacy tax matters.

Six Months Ended March 28, 2008 Compared to Six Months Ended March 30, 2007

  ADT Worldwide

        Net revenue, operating income and operating margin for ADT Worldwide were as follows ($ in millions):

	For the Six Months Ended
	March 28, 2008	March 30, 2007
Revenue from product sales	$1,379	$1,342
Service revenue	2,586	2,408

Net revenue	$3,965	$3,750

Operating income	$471	$396
Operating margin	11.9%	10.6%

        Net revenue by geographic area for ADT Worldwide was as follows ($ in millions):

	For the Six Months Ended
	March 28, 2008	March 30, 2007
North America	$2,071	$2,040
Europe, Middle East and Africa ("EMEA")	1,326	1,247
Rest of World	568	463

	$3,965	$3,750

        Net revenue for ADT Worldwide increased $215 million, or 5.7%, during the six months ended March 28, 2008, with product revenue up 2.8% and service revenue up 7.4%, as compared to the six months ended March 30, 2007. Revenue from product sales includes sales and installation of electronic security and other systems. Service revenue is comprised of electronic security services and maintenance, including the monitoring of burglar alarms, fire alarms and other life safety systems as well as services related to retailer anti-theft systems. The 1.5% revenue growth in North America resulted largely from growth in recurring residential revenue offset by declines in commercial and government businesses. Revenue in the EMEA region grew 6.3% driven by favorable changes in foreign currency exchange rates offset by a decline in project revenue in the United Kingdom. The 22.7% revenue growth in the Rest of World geographies was primarily driven by strong growth in Asia, Latin America and Australia/New Zealand, and to a lesser extent, by favorable changes in foreign currency exchange rates. Overall, the ADT Worldwide net revenue increase included the favorable impact of changes in foreign currency exchange rates of $153 million.

        Attrition rates for customers in our ADT Worldwide business continued to improve, declining to an average of 12.2% on a trailing 12-month basis as of March 28, 2008 as compared to 12.3% as of September 28, 2007 and 13.1% as of March 30, 2007.

        Operating income increased $75 million, or 18.9%, in the six months ended March 28, 2008 from the same period in the prior year. Factors that positively impacted operating income included increased volume, operational efficiencies, including those achieved from restructuring activities in Europe, and lower depreciation and amortization expense. The decrease to depreciation and amortization expense occurred primarily in North America and resulted from changes to the depreciation method and estimated useful lives for pooled subscriber assets and changes to the estimated useful lives of dealer intangible assets. The reduction in depreciation and amortization expense was more than offset by increased net expenses of $51 million, primarily related to converting customers from analog to digital signal transmissions in North America. In addition, results for the six months ended March 28, 2008 included net restructuring and asset impairment charges of $18 million, which were primarily related to improving field efficiencies and consolidating certain administrative functions in Europe. The same period in the prior year included net restructuring charges of $56 million.

        Operating margin in ADT Worldwide increased to 11.9% in the six months ended March 28, 2008 from 10.6% for the same period in the prior year reflecting improvement in North America and EMEA offset by a slight decline in Rest of World. The recent restructuring actions and management changes that have been implemented in Europe are expected to continue to drive further improvements to the operating margin in EMEA.

  Flow Control

        Net revenue, operating income and operating margin for Flow Control were as follows ($ in millions):

	For the Six Months Ended
	March 28, 2008	March 30, 2007
Revenue from product sales	$2,010	$1,650
Service revenue	88	63

Net revenue	$2,098	$1,713

Operating income	$314	$210
Operating margin	15.0%	12.3%

        Net revenue for Flow Control increased $385 million, or 22.5%, in the six months ended March 28, 2008 as compared to the six months ended March 30, 2007. The increase in net revenue was largely driven by volume growth from continued strength in most industrial end markets with significant project growth in the valves and water businesses. Growth in these businesses was strong across all geographical regions, and, in particular, North America and Europe. Favorable changes in foreign currency exchange rates positively impacted revenue by $178 million, while the net impact of acquisitions, divestitures and other activity negatively affected revenue by $2 million.

        The increase in operating income of $104 million, or 49.5%, in the six months ended March 28, 2008 as compared to the same period in the prior year was primarily due to revenue growth, as well as volume efficiencies. The increase in operating income during the six months ended March 28, 2008 was partially offset by net restructuring charges of $2 million. The same period in the prior year included net restructuring charges of $11 million, as well as $3 million of divestiture charges and $1 million of separation costs.

  Fire Protection Services

        Net revenue, operating income and operating margin for Fire Protection Services were as follows ($ in millions):

	For the Six Months Ended
	March 28, 2008	March 30, 2007
Revenue from product sales	$882	$844
Service revenue	808	763

Net revenue	$1,690	$1,607

Operating income	$150	$120
Operating margin	8.9%	7.5%

        Net revenue for Fire Protection Services increased $83 million, or 5.2%, during the six months ended March 28, 2008 as compared to the six months ended March 30, 2007 driven by increases in both product sales and service revenues. Revenue from product sales includes sales and installation of fire protection and other systems. Service revenue comprises inspection, maintenance, service and monitoring of fire detection and suppression systems. The increase in product sales was primarily attributable to favorable foreign currency exchange rates. The increase in service revenue related to growth in service work and sprinkler contracting in North America as well as favorable foreign currency exchange rates. This increase was partially offset by reduced revenue internationally driven largely by the planned exit of low performing non-core activities in Latin America and Asia. Changes in foreign currency exchange rates had a favorable impact of $79 million.

        Operating income increased $30 million, or 25.0%, in the six months ended March 28, 2008 as compared to the same period in the prior year and was primarily driven by improved margins in most geographic regions. The six months ended March 28, 2008 also includes increased sales in higher margin electronic service revenue businesses. Additionally, 2007 was favorably impacted by certain restructuring initiatives. The increase in operating income during the six months ended March 28, 2008 was partially offset by net restructuring charges of $1 million. The same period in the prior year included net restructuring charges of $2 million.

  Electrical and Metal Products

        Net revenue, operating income and operating margin for Electrical and Metal Products were as follows ($ in millions):

	For the Six Months Ended
	March 28, 2008	March 30, 2007
Revenue from product sales	$1,026	$920
Service revenue	3	2

Net revenue	$1,029	$922

Operating income	$113	$67
Operating margin	11.0%	7.3%

        Net revenue for Electrical and Metal Products increased $107 million, or 11.6%, in the six months ended March 28, 2008 as compared to the six months ended March 30, 2007. The increase in net revenue was largely driven by steel tubular product volume and selling price increases. Additionally, the selling prices of armored cable increased however, it was more than offset by decreased sales volume. Changes in foreign currency exchange rates had a favorable impact of $22 million.

        Operating income increased $46 million, or 68.7%, in the six months ended March 28, 2008 as compared to the same period in the prior year due to improved spreads for steel tubular and copper products as well as improved productivity. In addition, results for the six months ended March 28, 2008 included net restructuring charges of $7 million.

  Safety Products

        Net revenue, operating income and operating margin for Safety Products were as follows ($  in millions):

	For the Six Months Ended
	March 28, 2008	March 30, 2007
Revenue from product sales	$907	$821
Service revenue	9	9

Net revenue	$916	$830

Operating income	$140	$137
Operating margin	15.3%	16.5%

        Net revenue for Safety Products increased $86 million, or 10.4%, during the six months ended March 28, 2008 as compared to the six months March 30, 2007 primarily from strong performance in the fire suppression and electronic security businesses. The increase in the fire suppression business was driven by continued growth in the energy and marine sectors, favorable product mix and increased selling prices. The electronic security business also experienced growth as a result of new product introductions and new market expansions. Favorable changes in foreign currency exchange rates of $45 million also contributed to the increase in revenue.

        Operating income remained relatively constant in the six months ended March 28, 2008 as compared to the same period in the prior year. Increased sales volume along with the impact of cost savings from operational excellence initiatives were offset by $27 million of net restructuring and asset impairment charges. The same period in the prior year included $12 million of net restructuring and asset impairment charges.

  Corporate and Other

        Corporate expense in the six months ended March 28, 2008 was $225 million lower as compared to the same period in the prior year, largely resulting from restructuring and resizing of corporate operations post-separation. Corporate expense for the six months ended March 28, 2008 included net charges of $27 million comprised of a $20 million charge for a legacy legal settlement, $2 million of restructuring charges and $5 million of separation costs. Corporate expense for the six months ended March 30, 2007 included Separation related costs of $56 million and net restructuring and asset impairment charges of $18 million primarily related to the consolidation of certain headquarter functions. The remaining decrease in corporate expense is related to cost reduction initiatives and the restructuring program. We continue to target a full year corporate expense run rate of $500 million.

  Interest Income and Expense

        Interest income was $83 million and $25 million during the six months ended March 28, 2008 and March 30, 2007, respectively. The increase in interest income is primarily related to interest earned on the class action settlement escrow of $47 million.

        Interest expense was $232 million in the six months ended March 28, 2008 as compared to $130 million in the six months ended March 30, 2007. The increase in interest expense is primarily related to interest on the class action settlement liability of $47 million, and to a lesser extent increased costs related to our bridge loan and revolving credit facilities.

        In the six months ended March 30, 2007, net interest amounts were proportionally allocated to Covidien and Tyco Electronics based on the debt amounts that we believe were utilized by Covidien and Tyco Electronics historically inclusive of amounts directly incurred, and is included in discontinued operations. Allocated net interest was calculated using our historical weighted-average interest rate on debt, including the impact of interest rate swap agreements. The portion of Tyco's interest income and interest expense allocated to Covidien and Tyco Electronics was $29 million and $181 million respectively.

  Other Income, Net

        Other income, net for the six months ended March 28, 2008 includes $40 million recorded in connection with the adoption of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 48, "Accounting for Uncertain Income Taxes—an interpretation of FASB Statement No. 109," with a corresponding increase to the receivable from Covidien and Tyco Electronics under the Tax Sharing Agreement, as the Company concluded that this was an indirect effect of adopting a new accounting standard. In addition, $10 million for other activity was recorded through the second quarter of 2008 in accordance with the Tax Sharing Agreement in other income, net.

  Effective Income Tax Rate

        Our effective income tax rate was 24.3% and 7.7% during the six months ended March 28, 2008 and March 30, 2007, respectively. Enacted tax law changes during the six months ended March 28, 2008 negatively impacted non-U.S. deferred tax assets. Additionally, the six months ended March 30, 2007 were favorably impacted by the release of a deferred tax valuation allowance related to non-U.S. tax rulings received during the period and reduced reserve requirements on certain legacy tax matters.

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

        Under the Tax Sharing Agreement, the Company shares responsibility for certain of Tyco's, Covidien's and Tyco Electronics' income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and Tyco Electronics share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and Tyco Electronics' U.S. income tax returns. All costs and expenses associated with the management of these shared tax liabilities are shared equally among the parties. Tyco has recorded a receivable from Covidien and Tyco Electronics of $153 million at March 28, 2008 and $103 million at September 28, 2007 which is included in other assets as our estimate of their portion of the Tax Sharing obligations. Other liabilities include $554 million at March 28, 2008 and $543 million at September 28, 2007 for the fair value of Tyco's obligations under the Tax Sharing Agreement, determined in accordance with FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Tyco assesses the shared tax liabilities and related FIN No. 45 liability at each reporting period. The receivable and liability were initially recognized with an offset to shareholders' equity in 2007. In the first quarter of 2008, in connection with the adoption of FIN No. 48, Tyco increased its receivable from Covidien and Tyco Electronics under the Tax Sharing Agreement with a corresponding increase to other income, net by $40 million ($0.08 for both basic and diluted earnings per share), as the Company concluded that this was an indirect effect of adopting a new accounting standard. In addition, $10 million for other activity was recorded through the first quarter of 2008 in accordance with the Tax Sharing Agreement.

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

        If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party's fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, the Company could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, the Company may be obligated to pay amounts in excess of its agreed-upon share of Tyco's, Covidien's and Tyco Electronics' tax liabilities. See Note 14 to the Consolidated Financial Statements for further discussion of guarantees and indemnifications extended between Tyco, Covidien and Tyco Electronics.

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

        In 2004, in connection with the IRS audit of the 1997 through 2000 years, the Company submitted to the IRS proposed adjustments to certain prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously filed. During 2006, the IRS accepted substantially all of the proposed adjustments, and the Company developed proposed amendments to U.S. federal income tax returns for additional periods through 2002. On the basis of previously accepted amendments, the Company has determined that these adjustments will more-likely-than-not be accepted and, accordingly, has recorded them in the Consolidated Financial Statements. Such adjustments did not have a material impact on the Company's financial condition, results of operations or cash flows.

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

        During the second quarter of 2008, the IRS issued additional RARs asserting a withholding tax liability of approximately $106 million associated with the prior proposed tax adjustments related to Tyco, Covidien and Tyco Electronics. The amount related to Tyco is immaterial. The Company, as Audit Managing Party as specified in the Tax Sharing Agreement, intends to vigorously defend its prior filed tax return positions and determined that no adjustment is required to the Company's guarantees and indemnifications liability recorded in conjunction with the Tax Sharing Agreement discussed in Guarantees within Management's Discussion and Analysis of Financial Condition and Results of Operations. Additionally, the IRS is auditing of the prior tax returns of the Company which includes legal entities of Tyco, Covidien and Tyco Electronics for the 2001 to 2004 period. The Company will manage the audit as Audit Managing Party.

        In connection with the adoption of FIN No. 48, the Company reassessed its related uncertain tax positions for recognition and measurement and has made any necessary adjustments. Those adjustments were not material. The Company believes that the amounts recorded in its financial statements relating to these tax adjustments are sufficient. However, the ultimate resolution of these matters is uncertain and could result in a material impact to the Company's financial position, results of operations, cash flows or effective tax rate in future reporting periods.

        The IRS proposed civil fraud penalties against a prior subsidiary that was distributed to Tyco Electronics arising from alleged actions of former executives in connection with certain intercompany transfers of stock of Simplex Technologies in 1998 and 1999. Based on statutory guidelines, we estimate the proposed penalties could range between $30 million and $50 million. The Company, as Audit Managing Party, will vigorously oppose the assertion of any such penalties against Tyco Electronics, in part, because beginning in 2003 the Company discovered, investigated and reported the conduct at issue to the IRS and fully cooperated in the criminal prosecution of the Company's former Chief Tax Officer on a charge of willful filing of a false tax return. This is a pre-separation shared tax matter under the Tax Sharing Agreement.

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

Discontinued Operations

        In February 2008, the Company executed a definitive agreement to sell Ancon Building Products ("Ancon") for approximately $174 million. Ancon manufactures stainless steel products used in masonry construction. The Company has assessed and determined that the carrying value of Ancon is recoverable and will continue to assess recoverability based on current fair value, less cost to sell, until the business is sold. Fair value used for the impairment assessment was based on existing market conditions and the terms included in the sale agreement. The transaction closed in the third quarter of 2008.

        In February 2008, the Company sold Nippon Dry-Chemical Co., Ltd. ("NDC"), one of the leading companies in the Japanese fire protection industry, for $50 million in net cash proceeds and a pre-tax gain of $7 million was recorded.

        In January 2008, the Company sold a European manufacturer of public address products and acoustic systems and recorded an $8 million pre-tax loss on sale.

        Infrastructure Services provides consulting, engineering, construction management and operating services for the water, wastewater, environmental, transportation and facilities market and are expected to be sold in several transactions. On September 17, 2007, the Company executed a definitive agreement to sell for approximately $295 million in cash 100% of the stock of Empresa de Transmissao de Energia do Oeste Ltda. ("ETEO"), part of Infrastructure Services. The transaction is subject to Brazilian regulatory approval and normal closing conditions and is expected to close by the end of 2008. On February 11, 2008, the Company executed a definitive agreement to sell the remaining portion of Infrastructure Services for approximately $510 million, excluding Earth Tech Brasil Ltda. ("ET Brasil") and certain assets and contingent liabilities to be retained by the Company as described in "Other Matters" in Note 9. The transaction is subject to regulatory approval and normal closing conditions and is expected to close by the end of 2008. The Company has assessed and determined that the carrying values of Infrastructure Services and ETEO are recoverable and will continue to assess recoverability based on current fair value, less cost to sell, until the businesses are sold. During the second quarter of 2008, the Company recorded a pre-tax impairment charge of approximately $22 million to write down ET Brasil to its fair value, less cost to sell. Fair value used for the impairment assessment was based on existing market conditions as well as terms and conditions expected to be included in the sales agreement.

        During September 2007, Tyco entered into an economic hedge of the Brazilian Real denominated contractual sale price of the ETEO business. Since this hedging transaction is directly linked to the expected proceeds from the sale of a business that is reflected in discontinued operations, Tyco began including the impact of this hedge in discontinued operations during the first quarter of 2008. During the quarter and six months ended March 28, 2008, Tyco incurred losses of $5 million and $15 million, respectively, on this hedge. The impact of this hedge in the prior year was not material.

        During the first quarter of 2007, Aquas Industriales de Jose, C.A. ("AIJ"), a joint venture that was majority owned by Infrastructure Services, was sold for $42 million in net cash proceeds and a pre-tax gain on sale of $19 million was recorded.

        All of the above businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations in all periods presented.

        During the third quarter of 2007, Tyco completed the Separation and has presented its Healthcare and Electronics businesses as discontinued operations in all periods prior to the completion of the Separation in June 2007.

        The Company has used available information to develop its best estimates for certain assets and liabilities related to the Separation. In limited instances, final determination of the balances will be made in subsequent periods. During the six months ended March 28, 2008, $18 million was recorded through shareholders' equity, primarily related to adjustments to certain pre-Separation tax liabilities. Adjustments may be recorded to shareholders' equity in the future for the impact of filing final income tax returns in certain jurisdictions where those returns include a combination of Tyco, Covidien and/or Tyco Electronics legal entities and for certain amended income tax returns for the periods prior to the Separation.

Critical Accounting Policies and Estimates

        The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses.

        We believe that our accounting policies for depreciation and amortization methods of security monitoring-related assets, revenue recognition, loss contingencies, income taxes, goodwill and indefinite-lived intangible assets, long-lived assets and pension and postretirement benefits are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the six months ended March 28, 2008, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2007 (the "2007 Form 10-K") other than the adoption of FIN No. 48.

Liquidity and Capital Resources

        The sources of our cash flow from operating activities and the use of a portion of that cash in our operations were as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Cash flows from operating activities:
Operating income	$443	$204	$936	$453
Depreciation and amortization(1)	290	296	566	592
Non-cash compensation expense	22	36	57	81
Deferred income taxes	(49)	(87)	(105)	(93)
Provision for losses on accounts receivable and inventory	31	19	61	44
Other, net	30	15	93	19
Class action settlement liability	(3,020)	—	(3,020)	—
Net change in working capital	(46)	133	(856)	(252)
Interest income	25	11	83	25
Interest expense	(115)	(64)	(232)	(130)
Income tax expense	(79)	12	(204)	(27)

Net cash (used in) provided by operating activities	$(2,468)	$575	$(2,621)	$712

Other cash flow items:
Capital expenditures, net(2)	$(176)	$(152)	$(346)	$(289)
Decrease in the sale of accounts receivable	5	1	10	3
Accounts purchased from ADT dealer network	(98)	(80)	(187)	(176)
Purchase accounting and holdback liabilities	(1)	(2)	(2)	(4)
Voluntary pension contributions	2	—	2	18

(1)
The quarters ended March 28, 2008 and March 30, 2007 included depreciation expense of $152 million and $167 million, respectively, and amortization of intangible assets of $138 million and $129 million, respectively. The six months ended March 28, 2008 and March 30, 2007 included depreciation expense of $303 million and $332 million, respectively, and amortization of intangible assets of $263 million and $260 million, respectively.

(2)
Included net proceeds received for the sale/disposition of property, plant and equipment of $4 million in both the quarters ended March 28, 2008 and March 30, 2007, as well as $10 million for both the six months ended March 28, 2008 and March 30, 2007.

        The net change in working capital decreased operating cash flow by $46 million in the quarter ended March 28, 2008. The significant changes in working capital included a $68 million decrease in accounts payable, a $36 million increase in accounts receivable, and a $31 million increase in inventory, offset by a $29 million decrease in other current assets, primarily related to deposits.

        The net change in working capital decreased operating cash flow by $856 million in the six months ended March 28, 2008. The components of this change are set forth in detail in the Consolidated Statements of Cash Flows. The significant changes in working capital included a $325 million decrease in accrued and other liabilities, primarily related to bonus accruals, accrued warranties, and accrued restructuring, a $206 million decrease in accounts payable, a $149 million increase in inventories and a $107 increase in accounts receivable.

        During the quarter ended March 28, 2008, Tyco released $2,960 million of funds placed in escrow during the third quarter of 2007 as well as $60 million of interest earned on those funds for the benefit of the class as stipulated in the Court's final order to the class action settlement.

        During the six months ended March 28, 2008, we purchased approximately 182,000 customer contracts for electronic security services through the ADT dealer program for cash of $187 million.

        During the six months ended March 28, 2008, we completed the sale of NDC for $50 million in net cash proceeds.

        We continue to fund capital expenditures to improve the cost structure of our businesses, to invest in new processes and technology, and to maintain high quality production standards. The level of capital expenditures in 2008 is expected to exceed the spending levels in 2007 and is also expected to exceed depreciation.

        During the quarter and six months ended March 28, 2008, we repurchased 6.6 million and 12.0 million of our common shares for $245 million and $475 million, respectively, under the $1.0 billion share repurchase program approved by the Board of Directors in September 2007.

        During the quarter ended December 29, 2006, we launched a $350 million to $400 million company-wide restructuring program. Since the inception of this program, the Company has incurred charges of $263 million related to this program. During the quarter and six months ended March 28, 2008, we paid $34 million and $77 million, respectively, in cash related to these restructuring activities. See Note 3 to our Consolidated Financial Statements for further information regarding our restructuring activities.

        Income taxes paid, net of refunds, related to continuing operations was $114 million and $276 million during the quarter and six months ended March 28, 2008 and $105 million and $166 million during the quarter and six months ended March 30, 2007.

        As previously discussed, effective June 29, 2007, we completed the Separation. In connection with the Separation, we paid $18 million and $64 million in separation costs during the quarter and six months ended March 28, 2008, respectively. All cash payments in the quarter were included in cash flows from operations and $36 million of the cash payments made during the six months were included in discontinued operating activities. During the quarter and six months ended March 30, 2007, we paid $87 million and $172 million in separation costs, including $66 million and $131 million included in cash provided by discontinued operating activities, respectively.

        As previously discussed, we have been very active in refining our portfolio and have announced several divestitures which are expected to generate proceeds of approximately $980 million by the end of 2008. We plan to use the expected proceeds from these sales, as well as the cash generated by our operations, to continue to make investments in our businesses that are intended to grow revenue and improve productivity, including our restructuring actions. We expect to also use cash to selectively pursue acquisitions such as the recently announced purchase of FirstService Security, which we expect will strengthen our ADT business. Additionally, we expect to continue to return any excess cash to our shareholders through share repurchases and dividend payments. Since March 28, 2008, we repurchased an additional 3.1 million common shares for $145 million under our share repurchase program.

        We also anticipate that the pending settlement of our bondholder litigation will result in a consent payment to the bondholders of $250 million, which is expected to be paid during the third quarter of 2008.

        Management believes that cash generated by or available to Tyco should be sufficient to fund its capital and liquidity needs for the foreseeable future, including quarterly dividend payments and the remainder of its $1 billion share repurchase program.

Capitalization

        Shareholders' equity was $16.0 billion, or $32.94 per share, at March 28, 2008, compared to $15.6 billion, or $31.50 per share, at September 28, 2007. Shareholders' equity increased due to net income of $643 million and favorable changes in foreign currency exchange rates of $339 million, partially offset by the repurchase of common shares by a subsidiary of $477 million and dividends declared of $147 million.

        Total debt was $4.5 billion at March 28, 2008 and September 28, 2007, respectively. Total debt as a percentage of total capitalization (total debt and shareholders' equity) was 22% at both March 28, 2008 and September 28, 2007.

        Our cash balance decreased to $1.1 billion at March 28, 2008, as compared to $1.9 billion at September 28, 2007. The decrease in cash was primarily due to the repurchase of common shares, capital expenditures, dividends paid, and accounts purchased from the ADT dealer network. This decrease was offset by cash generated by the operating segments.

        As previously discussed, in September 2007, the Board of Directors approved a $1.0 billion share repurchase program. Pursuant to the program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved 10b5-1 trading plan in accordance with applicable regulations.

        Dividend payments were $148 million in the first six months of 2008 and $395 million in the first six months of 2007. The timing, declaration and payment of future dividends to holders of our common shares falls within the discretion of our Board of Directors and will depend upon many factors, including the statutory requirements of Bermuda law, our financial condition and results of operations, the capital requirements of our businesses, industry practice and any other factors the Board of Directors deems relevant.

        On April 25, 2007, we, certain of our subsidiaries and a syndicate of banks entered into a 364-day unsecured bridge loan facility. This facility has a variable interest rate based on LIBOR. The margin over LIBOR payable by Tyco International Finance S.A. ("TIFSA"), a wholly-owned subsidiary of the Company and successor company to Tyco International Group S.A., a wholly-owned subsidiary of the Company organized under the laws of Luxembourg ("TIGSA"), can vary based on changes in our credit rating. On October 1, 2007, the commitments with respect to the unused portion of our unsecured bridge loan facility expired, but were subsequently renewed as described below. As of March 28, 2008, no amounts were outstanding under the bridge loan facility.

        Our unsecured revolving credit facility and our letter of credit facility described below provide the lenders under those facilities with the right to demand repayment of outstanding amounts, and to terminate commitments to extend additional credit, if (i) certain of our outstanding public debt is declared due and payable and (ii) we do not have sufficient liquidity available under our unsecured bridge loan facility to refinance such debt. As a result, on November 27, 2007, we secured additional firm commitments from certain of our lenders under the bridge loan facility. These additional commitments provide us with sufficient liquidity to repay the outstanding public debt with borrowings of up to $4.0 billion. The additional commitments expire on, and any borrowings under the facility would mature on, November 25, 2008. The facility may only be used to repay, settle or otherwise extinguish the public debt described above, which is the subject of ongoing litigation between us and the trustee for such public debt. On April 11, 2008, we reached a preliminary agreement with firms that claim to hold or advise holders of approximately 80% of the notes to settle the litigation. For more information regarding such litigation, see Part II, Item 1. Legal Proceedings—Indenture Trustee Litigation.

        In addition to signing the bridge loan facility, on April 25, 2007, we, certain of our subsidiaries and a syndicate of banks entered into a 5-year $1.25 billion unsecured revolving credit facility. This revolving credit facility will be used for working capital, capital expenditures and other corporate purposes. At March 28, 2008, $725 million was outstanding under the unsecured revolving credit facility, with $367 million of the proceeds drawn on the revolver used to repay the bridge loan facility. This facility has a variable interest rate based on LIBOR. The margin over LIBOR payable by TIFSA can vary based on changes in our credit rating.

        On June 21, 2007, Tyco and TIFSA entered into a $500 million letter of credit facility, with Citibank N.A. as administrative agent, that was originally scheduled to expire on December 15, 2007. The facility provides for the issuance of letters of credit supported by a related line of credit facility. TIFSA may only borrow under the line of credit agreement to reimburse the bank for obligations with respect to letters of credit issued under this facility. The covenants under this facility are similar to the covenants under the bridge loan and revolving credit facilities. TIFSA would pay interest on any outstanding borrowings at a variable interest rate, based on the bank's base rate or the Eurodollar rate, as defined. On October 19, 2007, the facility was amended to extend the maturity date to June 15, 2008 and adjust the interest rate spreads and fees applicable to extensions of credit thereunder. Loans under the amended letter of credit agreement will continue to bear interest based on LIBOR plus the applicable margin. As of March 28, 2008, letters of credit of $477 million have been issued under the $500 million credit facility. There were no amounts borrowed under this credit facility at March 28, 2008.

        TIFSA's bank credit agreements contain customary terms and conditions, and financial covenants that limit the ratio of our debt to our earnings before interest, taxes, depreciation, and amortization and that limit our ability to incur subsidiary debt or grant liens on our property. Our indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions and will contain change-of-control provisions if the consent solicitations related to the Indenture Trustee Litigation described in Part II, Item 1. Legal Proceedings are successful. None of these covenants are considered restrictive to our business. We believe we are in compliance with all of our debt covenants. The indenture trustee under indentures dated as of June 9, 1998 and November 12, 2003, is contesting whether the Separation transactions were permitted under such indentures. On April 11, 2008, we reached a preliminary agreement with firms that claim to hold or advise holders of approximately 80% of the notes to settle the litigation. See Part II, Item 1. Legal Proceedings—Indenture Trustee Litigation.

        In May 2008, TIFSA commenced issuing commercial paper to U.S. institutional accredited investors and qualified institutional buyers as part of the Company's ongoing effort to enhance financial flexibility and to potentially decrease the cost of borrowings. Borrowings under the commercial paper program are available for general corporate purposes.

        In connection with this program, the following short-term debt ratings were issued:

Moody's	Prime-2
Standard & Poor's	A-2
Fitch	F2

Commitments and Contingencies

        For a detailed discussion of contingencies related to our litigation matters and governmental investigations related to us, see Note 9 to our Consolidated Financial Statements.

Backlog

        At March 28, 2008, Tyco had a backlog of unfilled orders of $9.6 billion, compared to a backlog of $9.0 billion at September 28, 2007. Backlog by segment was as follows ($ in millions):

	March 28, 2008	September 28, 2007
ADT Worldwide	$6,268	$6,137
Flow Control	1,906	1,579
Fire Protection Services	1,132	1,048
Electrical and Metal Products	152	113
Safety Products	153	137

	$9,611	$9,014

        Within ADT Worldwide, backlog increased primarily as a result of recurring revenue-in-force, which represents 12 months' fees for monitoring and maintenance services under contract in the security business. The amount of recurring revenue-in-force at March 28, 2008 and September 28, 2007 was $4.03 billion and $3.93 billion, respectively. Flow Control had increased bookings mostly in the Asia-Pacific and Americas regions. Backlog within Fire Protection Services increased primarily as a result of increased orders in Asia and North America.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

        Certain of Tyco's international businesses utilize the sale of accounts receivable as short-term financing mechanisms. The aggregate amount outstanding under the Company's remaining international accounts receivable programs was $74 million and $76 million at March 28, 2008 and September 28, 2007, respectively.

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

        There are certain guarantees or indemnifications extended between Tyco, Covidien and Tyco Electronics in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. See Note 4 to the Consolidated Financial Statements for further discussion of the Tax Sharing Agreement. At the time of the Separation, Tyco recorded a liability necessary to recognize the fair value of such guarantees and indemnifications in accordance with FIN No. 45. To value the initial obligation under FIN No. 45 related to the Tax Sharing Agreement, the Company considered a range of discounted probability-weighted future cash flows, which included an estimated premium to reflect the cost an independent insurance carrier or guarantor would charge to assume such obligation, related to the unresolved (asserted and unasserted) pre-separation shared tax matters of Covidien and Tyco Electronics. The liability necessary to reflect the fair value of the guarantees and indemnifications under the Tax Sharing Agreement is $554 million, which is included in other liabilities on our Consolidated Balance Sheets.

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

        In 2001, a division of Safety Products initiated a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain O-ring seal sprinkler heads which were originally manufactured by Central Sprinkler prior to Tyco's acquisition. Under this program, the sprinkler heads are being replaced free of charge to property owners. On May 1, 2007, the Consumer Product Safety Commission and the Company announced an August 31, 2007 deadline for filing claims to participate in the VRP. The Company will fulfill all valid claims for replacement of qualifying sprinklers. The related warranty reserve reflects the Company's best estimate of the expected costs to complete the program in light of claims received through August 31, 2007 and estimated material and labor costs. Settlements during the quarter and six months ended March 28, 2008 include cash expenditures of $13 million and $25 million, respectively, related to the VRP.

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

        Recently Issued Accounting Pronouncements—In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The disclosure provisions of SFAS No. 161 are effective for Tyco in the second quarter of 2009.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective for Tyco in the first quarter of 2009. The Company is currently assessing the impact that SFAS No. 159 will have on the results of its operations, financial position or cash flows.

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

        In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS No. 158 requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. The Company adopted the recognition and disclosure provisions of SFAS No. 158 as of September 28, 2007.

        SFAS No. 158 also requires companies to measure plan assets and benefit obligations as of their fiscal year end. The Company presently uses a measurement date of August 31st. The measurement date provisions become effective in fiscal 2009. The Company is currently assessing the impact that SFAS No. 158 measurement date provisions will have on the results of its operations, financial position or cash flows.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 28, 2008, our disclosure controls and procedures were not effective because of a material weakness in our internal controls over financial reporting as of September 28, 2007, relating to accounting for income taxes, which we view as an integral part of our disclosure controls and procedures as discussed in Part II, Item 9A. Controls and Procedures in Form 10-K to the Annual Report on Form 10-K for the year ended September 28, 2007.

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

Remediation Plan

        During 2008, we have continued to focus on our internal controls over accounting for income taxes, and are taking further steps to those mentioned earlier to strengthen controls, including the following planned actions:

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        Except as discussed below, there have been no material developments in the Company's legal proceedings that have occurred during the quarter ended March 28, 2008. For a description of the Company's previously reported legal proceedings, refer to Part I, Item 3. Legal Proceedings, in the 2007 Form 10-K and to Part II, Item 1. Legal Proceedings, in the Form 10-Q for the quarter ended December 28, 2007.

Securities Class Actions

        As previously reported in our periodic filings, Tyco and certain of our former directors and officers have been named as defendants in over 40 purported securities class action suits. We stipulated, pursuant to a court order, that each party to the Separation and Distribution Agreement would be primarily liable for a portion of the obligations arising from such litigation. The stipulation also provides that if any party defaults on its obligations, the other parties would be jointly and severally liable for those obligations. Most of the securities class actions have now been transferred to the United States District Court for the District of New Hampshire by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pretrial proceedings. A consolidated securities class action complaint was filed in these proceedings and on June 12, 2006, the court entered an order certifying a class "consisting of all persons and entities who purchased or otherwise acquired Tyco securities between December 13, 1999 and June 7, 2002, and who were damaged thereby, excluding defendants, all of the officers, directors and partners thereof, members of their immediate families and their legal representatives, heirs, successors or assigns, and any entity in which any of the foregoing have or had a controlling interest."

Class Action Settlement

        On December 19, 2007, the United States District Court for the District of New Hampshire entered a final order approving the settlement of 32 purported securities class action lawsuits. All legal contingencies that could have affected the final order approving the settlement expired on February 21, 2008. The settlement did not purport to resolve the following securities cases, which remain outstanding and are discussed below: Hess v. Tyco International Ltd., et al., Stumpf v. Tyco International Ltd., New Jersey v. Tyco International Ltd., et al., Ballard v. Tyco International Ltd., Sciallo v. Tyco International Ltd., et al., Jasin v. Tyco International Ltd., et al., Hall v. Kozlowski, et al. and Davis v. Kozlowski et al. The settlement does not release claims arising under the Employee Retirement Income Security Act of 1974 ("ERISA"), which are not common to all Class Members, including any claims asserted in Overby, et al. v. Tyco International Ltd. In addition, individuals and entities totaling approximately 4% of the shares owned by the class members have opted-out of the settlement.

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

        The deadline for deciding not to participate in the class settlement was September 28, 2007. As of such date, Tyco received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. A number of these individuals and entities have filed claims separately against Tyco. Any judgments resulting from such claims or from claims that are filed in the future would not reduce the settlement amount. Generally, the claims asserted by these plaintiffs include claims similar to those asserted by the settling defendants; namely, violations of the disclosure provisions of federal securities laws. Tyco intends to vigorously defend any litigation resulting from opt-out claims. While it is not possible to predict the final outcome of unresolved opt-out cases, should any of these cases result in an adverse judgment or be settled for a significant amount, they could have a material adverse effect on our financial position, results of operations or cash flows.

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

        Since all legal contingencies that could have affected the settlement were exhausted on February 21, 2008, the administration and distribution of the settlement funds in escrow are now managed by the counsel of the certified class and Tyco is not subject to any further liability related to the class action settlement. As such, Tyco has extinguished the class action liability and no longer has claim to the escrow account. The escrow accounts earned interest that was payable to the class. As such, interest was also accrued on the class action settlement liability. On February 21, 2008, the class action liability and escrow accounts balances including interest were each $3.02 billion.

        Based on the Separation and Distribution Agreement, Tyco had a receivable from Covidien and Tyco Electronics for their portion of the liability of $1,257 million and $927 million, respectively at September 28, 2007 and corresponding payables to Covidien and Tyco Electronics for their interest in the escrow accounts. Receivables and payables that pertain to the class action settlement and related escrow accounts with the same counterparty were presented net in the Consolidated Balance Sheet. Tyco's portion of the liability was $808 million at September 28, 2007. These amounts have been extinguished as of March 28, 2008.

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

        As previously reported in our periodic filings, on October 30, 2003, Stumpf v. Tyco International Ltd. was transferred to the District Court of New Hampshire by the Judicial Panel on Multidistrict Litigation. The complaint asserts claims against Tyco based on Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934. Discovery in this action is ongoing.

        As previously reported in our periodic filings, on November 27, 2002 the State of New Jersey, on behalf of several state pension funds, filed a complaint, New Jersey v. Tyco International Ltd., et al., in the United States District Court for the District of New Jersey against Tyco, our former auditors and certain of our former officers and directors, which was subsequently amended. Plaintiffs assert that the defendants violated federal and state securities laws, committed common law fraud, breached fiduciary duties, violated certain RICO statutes and otherwise engaged in fraudulent acts by making materially false and misleading statements and omissions concerning, among other things, the following: unauthorized and improper compensation of certain of our former executives; their improper use of our funds for personal benefit and their improper self-dealing in real estate. On April 29, 2008, the Company signed a definitive agreement with the plaintiff to settle this lawsuit. The agreement calls for the Company to make a payment of $73.25 million to the plaintiffs in exchange for the plaintiff's agreement to dismiss the case against the Company and certain of its former directors and a former employee. Pursuant to the Separation and Distribution Agreement, the Company's share of the settlement amount is approximately $20 million, with Covidien and Tyco Electronics responsible for approximately $30 million and $23 million, respectively. The Company has recorded the settlement and related receivables from each of Covidien and Tyco Electronics for their respective shares of the settlement amount in its fiscal second quarter resulting in a net charge to selling, general and administrative expenses for its share of the settlement of approximately $20 million. Payment of the settlement amount is to be made on or before June 2, 2008. Upon the full execution of the definitive agreement by each of the other defendants party thereto and payment of the $73.25 million, the parties shall file the agreed upon order of dismissal with the Court, the entry of which will dismiss the litigation with prejudice. The Company expects to pay the full amount of the settlement to the State and concurrently receive payment from Covidien and Tyco Electronics.

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

        As previously reported in our periodic filings, on October 16, 2007, Tyco filed a cross-motion to dismiss Davis v. Kozlowski et al., a class action originally filed on December 9, 2003 on behalf of holders of Tyco common shares that asserted claims based on alleged violations of state securities laws. In June 2007, the Judicial Panel on Multidistrict Litigation transferred the case to the United States District Court for the District of New Hampshire and on February 20, 2008, the Court granted a motion to dismiss that Tyco had filed in December 2007.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent court appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million, and the quarterly withdrawal liability payments are $1.1 million, which payments commenced on August 1, 2007. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment and has filed for arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

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

        Mr. Kozlowski was tried on criminal charges in New York County. The first criminal trial resulted in a mistrial declared on April 2, 2004. The retrial of Mr. Kozlowski began on January 18, 2005 and concluded on June 17, 2005, when the jury returned verdicts. Of the thirty-one counts submitted to it, which were similar to certain of the claims alleged in the Company's affirmative action described above, twenty-two were against Mr. Kozlowski. The jury found Mr. Kozlowski guilty on all charges of grand larceny, conspiracy and securities fraud, and all but one count of falsification of business records. On September 19, 2005, Mr. Kozlowski was sentenced to a term of imprisonment of eight and one-third years to twenty-five years, and ordered to pay an individual fine of $70 million and restitution, jointly and severally with Mr. Swartz, to Tyco of $134 million within one year. On September 19, 2005, Mr. Kozlowski filed a notice of appeal from his conviction. On January 2, 2007, by order of the Supreme Court of the State of New York, the New York County District Attorney's office released to Tyco, on behalf of Mr. Kozlowski, $98 million in restitution. The payment by Mr. Kozlowski was made pending the outcome of his appeal, which was denied on November 15, 2007. However, on February 29, 2008, the New York State Court of Appeals agreed to review Mr. Kozlowksi's case. A hearing date has not yet been scheduled.

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

        Mr. Swartz was tried on criminal charges in New York County. The first criminal trial resulted in a mistrial declared on April 2, 2004. The retrial of Mr. Swartz began on January 18, 2005 and concluded on June 17, 2005, when the jury returned verdicts. Of the thirty-one counts submitted to it, which were similar to certain of the claims alleged in the Company's affirmative action described above, twenty-three were against Mr. Swartz. The jury found Mr. Swartz guilty on all charges of grand larceny, conspiracy and securities fraud, and all but one count of falsification of business records. On September 19, 2005, Mr. Swartz was sentenced to a term of imprisonment of eight and one-third years to twenty-five years, and ordered to pay an individual fine of $35 million and restitution, jointly and severally with Mr. Kozlowski, to Tyco of $134 million within one year and Mr. Swartz was ordered individually to pay damages to Tyco in the amount of $1 million. On September 19, 2005, Mr. Swartz filed a notice of appeal from his conviction. On October 27, 2006, Mr. Swartz paid restitution to the Company in the amount of $38 million. The payment by Mr. Swartz was made pending the outcome of his appeal, which was denied on November 15, 2007. However, on February 29, 2008, the New York State Court of Appeals agreed to review Mr. Swartz's case. A hearing date has not yet been scheduled.

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

        As previously reported in our periodic filings, in November 2004, we received an order from the SEC to report facts and circumstances involving our participation, if any, in the United Nations Oil for Food Program governing sales of Iraqi oil. On January 10, 2005 and November 8, 2005, we responded to the order and provided information concerning transactions under the United Nations Oil for Food Program. On January 31, 2006, we received a subpoena from the SEC to produce additional documents and information related to the participation of three of our businesses in the United Nations Oil for Food Program. The SEC notified us on June 7, 2006 that it was not recommending any enforcement action against Tyco in connection with its investigation of the United Nations Oil for Food Program. Subsequently, we discovered additional product sales that may be responsive to the SEC's order and notified the SEC staff that we intend to investigate these transactions. While it is not possible at this time to predict the final outcome of this matter, we do not believe this discovery will have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of March 28, 2008, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $36 million to $63 million. As of March 28, 2008, Tyco concluded that the best estimate within this range is approximately $39 million, of which $7 million is included in accrued and other current liabilities and $32 million is included in other liabilities on Tyco's Consolidated Balance Sheets. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos Matters

        As previously reported in its periodic filings, Tyco and some of its subsidiaries and certain subsidiaries of Covidien are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. Pursuant to the Separation and Distribution Agreement, Covidien has assumed all liabilities for pending cases filed against Covidien's subsidiaries. Each case typically names between dozens to hundreds of corporate defendants. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. The Company will continue to vigorously defend the lawsuits that have been filed against it and its subsidiaries, but cannot predict whether it will be successful in those cases that proceed to trial. When appropriate, the Company settles claims. Although in the past the total amount paid in any year to settle and defend all asbestos claims has been immaterial, Tyco has recently experienced an increase in the number of lawsuits that have proceeded to trial. Of the lawsuits that have proceeded to trial in 2008, Tyco has won or settled all but one case, with that one case returning an adverse jury verdict for approximately $7.7 million, which included both compensatory and punitive damages. Tyco intends to appeal this verdict and believes that the jury verdict will be overturned. As of March 28, 2008 there were approximately 5,800 asbestos liability cases pending against the Company and its subsidiaries.

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

        During the second quarter of 2008, the IRS issued additional RARs asserting a withholding tax liability of approximately $106 million associated with the prior proposed tax adjustments related to Tyco, Covidien and Tyco Electronics. The amount related to Tyco is immaterial. The Company as Auditing Managing Party as specified in the Tax Sharing Agreement, intends to vigorously defend its prior filed tax return positions and determined that no adjustment is required to the Company's guarantees and indemnifications liability recorded in conjunction with the Tax Sharing Agreement as discussed in Guarantees within Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Compliance Matters

        As previously reported in our periodic filings, we have received and responded to various allegations and other information that certain improper payments were made by our subsidiaries in recent years. As previously reported, we have been informed that two subsidiaries in our Flow Control business in Italy have been named in a request for criminal charges filed by the Milan public prosecutor's office. We have reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that we have taken in response to the allegations. We also informed the DOJ and the SEC that we retained outside counsel to perform a company-wide baseline review of our policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), that we would continue to make periodic progress reports to these agencies, and that we would present our factual findings upon conclusion of the baseline review. We have and will continue to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper payments identified by us in the course of our ongoing compliance activities. Covidien and Tyco Electronics agreed, in connection with the Separation, to cooperate with the Company in its response to these allegations. To date, the baseline review has revealed that some business practices may not comply with Tyco and FCPA requirements. At this time, we cannot predict the outcome of these matters and other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of these matters. However, it is possible that we may be required to pay material fines, consent to injunctions on future conduct, or suffer other penalties or adverse impacts, each of which could have a material adverse effect on our financial position, results of operations or cash flows.

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

        The German Federal Cartel Office ("FCO") charged in early 2007 that certain German subsidiaries in Tyco's Flow Control business had engaged in anti-competitive practices, in particular with regard to its hydrant, valve, street box and fittings business. Tyco investigated this matter and determined that the conduct may have violated German anti-trust law. Tyco is cooperating with the FCO in its investigation of this violation. Tyco cannot estimate the range of potential loss that may result from this violation. It is possible that the Company may be subject to civil or criminal proceedings and may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on our financial position, results of operations or cash flows.

Indenture Trustee Litigation

        On June 4, 2007, The Bank of New York ("BONY"), at that time the indenture trustee under the indenture, dated June 9, 1998 (as supplemented, the "1998 Indenture") and the indenture, dated as of November 12, 2003 (as supplemented, the "2003 Indenture" and together with the 1998 Indenture, the "Indentures"), pursuant to which notes evidencing approximately $3.7 billion in principal amount of indebtedness (the "Notes") were issued, commenced an action against Tyco International Group S.A. ("TIGSA") and Tyco in the United States District Court for the Southern District of New York captioned The Bank of New York v. Tyco International Group S.A. BONY served an amended complaint on October 18, 2007, which added Tyco International Finance S.A. ("TIFSA") as an additional defendant. As amended, the complaint alleges that the Separation of the Electronics and Healthcare businesses and related assets and liabilities of Tyco and its subsidiaries and the distribution of such Electronics and Healthcare businesses and related assets and liabilities to Tyco's shareholders, breached the Indentures and seeks damages in excess of $4.1 billion on behalf of noteholders. The amended complaint also seeks a judgment declaring that BONY was not required to sign supplemental indentures proposed by TIGSA, TIFSA and Tyco in connection with the Separation that added TIFSA as a co-obligor on the Notes issued under the Indentures and transferred TIGSA's obligations under the Indentures to Tyco. BONY also seeks a declaratory judgment that TIGSA is obligated to pay BONY reasonable compensation and to reimburse BONY for all reasonable expenses, including attorneys' fees incurred in connection with the Separation and in resolving the proper interpretation of the Indentures. Tyco and TIFSA filed counterclaims against BONY, alleging that its refusal to sign the supplemental indentures in connection with the Separation and the filing of the amended complaint constituted a breach of the Indentures and a breach of the duty of good faith and fair dealing implied in the Indentures. Tyco and TIFSA seek unspecified damages on these claims. Tyco and TIFSA also seek a declaratory judgment that no default has occurred and that BONY is required to sign the supplemental indentures proposed by TIGSA, TIFSA and Tyco.

        On November 8, 2007, BONY delivered to Tyco a Notice of Events of Default, claiming that the actions taken by Tyco in connection with the Separation constituted events of default under the Indentures. The claims made in the Notice of Events of Default are the same as those alleged by BONY in the litigation, and Tyco continues to believe that no default or event of default has occurred. The Indentures provide for a 90-day cure period following delivery of a Notice of Events of Default. That period has ended, which means the indenture trustee could now claim that it can declare any outstanding amounts under the Indentures immediately due and payable. Tyco, TIGSA and TIFSA would contest such an acceleration. On January 24, 2008, BONY notified Tyco of its resignation as trustee under the Indentures. Wilmington Trust Company (the "Trustee") was later appointed as the successor trustee.

        On March 3, 2008, the Court issued an opinion and order denying BONY's motion for summary judgment. The Court held that the decision in Sharon Steel Corp. v. Chase Manhattan Bank, 691 F.2d 1039 (2d Cir. 1982), the case on which BONY principally relied for purposes of the summary judgment motion, did not apply to the facts of the Separation. The court held that Tyco, TIGSA and TIFSA did not violate the Indentures by virtue of TIGSA having transferred its assets to Tyco, and that, if the Separation were otherwise permitted by the Indentures, BONY's failure to sign the supplemental indentures in connection therewith would not by itself mean that the Separation transactions breached the Indentures. The Court held that the record thus far was insufficient to make a determination as to whether the Separation violated the Indentures by virtue of Tyco's Electronics and Healthcare businesses constituting "substantially all" of Tyco's assets.

        On April 11, 2008, Tyco reached a preliminary agreement with firms that claim to hold or advise the holders of approximately 80% of the Notes to settle this litigation. In exchange for dismissal of the lawsuit and waiver of any alleged default, the agreement calls for Tyco to make an aggregate cash payment of $250 million to the holders of the Notes. Tyco has also agreed to offer to exchange certain series of such indebtedness (Notes that are due in 2028 and 2029) for Notes with maturities in 2019 and 2021, respectively. As a result, Tyco has commenced a consent solicitation seeking a waiver from noteholders under the Indentures of any and all alleged defaults under the Indentures. The consent solicitation would also provide all noteholders with the right to require Tyco to repurchase the debt outstanding under the Indentures at a fixed price under certain circumstances in the event of a change in control. In addition, Tyco has commenced the exchange offer described above only to qualified institutional buyers pursuant to Rule 144A. The new Notes issued in the exchange will have substantially the same terms as the existing Notes (as amended in accordance with the consent solicitation), with the exception of the shortened maturities described above.

        The closing of the transaction is conditioned upon Tyco receiving the consent of holders of at least a majority in principal amount of each outstanding series of Notes. The closing is also subject to other conditions, including the agreement of the Trustee to dismiss the litigation and the entry of an order by the Court dismissing the litigation with prejudice. As of May 5, 2008, Tyco has received irrevocable consents from over 88% of the principal amount of each series of notes, and holders of over 95% of the principal amount of each of the series of Notes due 2028 and 2029 have validly tendered their Notes for exchange. In addition, on April 30, 2008, the Court entered an order dismissing the litigation, and the Company expects to conclude the consent solicitations and exchange offers by the end of May 2008.

Other Matters

        On February 11, 2008, Tyco announced that it had entered into an agreement to sell substantially all of the remaining portion of Infrastructure Services to AECOM Technology Corporation for approximately $510 million. The sale agreement provides that certain assets and contingent liabilities related to Infrastructure Services are to be retained by Tyco. Among those assets and contingent liabilities are all costs and expenses related to the ongoing litigation between Earth Tech and the City of Phoenix, which is described below.

        Earth Tech v. City of Phoenix is a contract dispute arising from Earth Tech's contract with the City of Phoenix, Arizona for expansion of the City's 91st Avenue Waste Water Treatment Plant. Earth Tech filed a lawsuit against the City of Phoenix in the Maricopa County Superior Court alleging a total of more than $75 million in damages arising from the City's breach of its contract with Earth Tech. In connection with this matter, the Company has assets under the original contract, which it has assessed as recoverable, of $50 million at March 28, 2008 and September 28, 2007.

        In connection with the foregoing, the City of Phoenix filed a lawsuit against Earth Tech, Inc., its surety, Federal Insurance Company and other unnamed parties in the Maricopa County Superior Court, The City of Phoenix v. Earth Tech, Inc., Federal Insurance Company and John Does 1-50. The City alleges that Earth Tech breached its contracts with the City of Phoenix and that Earth Tech did not properly, reasonably or timely manage, supervise or inspect the work under the contracts. The City of Phoenix also claims that Federal Insurance breached the terms and conditions of the performance bond and that Federal Insurance failed to investigate the City's bond claims. The City of Phoenix alleges damages of $128 million.

        The Presiding Judge of Maricopa County Superior Court on July 11, 2006 consolidated all of the pending lawsuits related to this dispute on the Court's complex litigation docket. The Court has granted several of Earth Tech's motions for partial summary judgment, ordering that application of Arizona's Prompt Payment Act was appropriate and that any material inconsistencies in the contract be resolved in favor of the Act's requirements. Earth Tech expects to file additional summary judgment motions related to the Prompt Payment Act. Tyco cannot predict the outcome of this matter and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of this matter.

        Fitzpatrick Contractors Limited v. Tyco Fire and Integrated Solutions (UK) Ltd.    On July 18, 2007, Fitzpatrick Contractors Limited ("FCL") commenced an action against Tyco Fire and Integrated Solutions (UK) Ltd. in the High Court of Justice, Queen Bench Division, Technology and Construction Court, United Kingdom, alleging that Tyco entered into a binding contract in 2002 for the design, manufacture and installation of mechanical and electrical works for the refurbishment of a portion of

London Transport's Blackwall Tunnel. FCL seeks damages for breach of contract in the amount of approximately $38 million. Tyco intends to defend this action vigorously. While it is not possible at this time to predict the final outcome of this dispute, Tyco does not believe this action will have a material adverse effect on its financial position, results of operations or cash flows. Trial is expected to begin in November 2008.

        Sensormatic Security Corp. v. Sensormatic Electronics Corp., ADT Security Services, Inc. and Wallace Computer Services, Inc.    In April 2002, litigation was commenced in the United States District Court for the District of Maryland by a Sensormatic franchisee, Sensormatic Security Corp. ("SSC"), alleging breach of contract against Sensormatic and tortious interference with contract against ADT and Wallace Computer Services, Inc., a party unrelated to Tyco. The litigation was based on allegedly unpaid commissions under a franchise agreement. The lawsuit also alleges that Sensormatic improperly authorized third parties (including ADT and Wallace) to sell in SSC's exclusive territory of Maryland, Virginia and the District of Columbia. Sensormatic has agreed to indemnify Wallace. SSC seeks an accounting, monetary damages (including punitive damages against ADT and Wallace), and injunctive relief. Sensormatic and ADT have denied SSC's allegations and asserted affirmative defenses. Sensormatic also filed a counterclaim seeking recovery of overpayments made to SSC. Both the trial and appellate court have ruled on a number of motions filed by the parties in this litigation, some of which rulings have been favorable to the plaintiff and some of which have been favorable to ADT and Sensormatic. Trial has been scheduled for December 2008. Sensormatic and ADT will continue to vigorously defend the litigation. While it is not possible at this time to predict the final outcome of this dispute, Tyco has reserved its estimate of loss for this matter, and does not believe this action will have a material adverse effect on its financial position, results of operations or cash flows.

Item 1A.    Risk Factors

        Tyco's significant business risks are described in Part I, Item IA in our 2007 Form 10-K, to which reference is made herein. Management believes that there have been no significant changes in the Company's risk factors since the Company filed the 2007 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced or Programs Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
12/29/07-1/25/08	6,567,132	$37.37	6,565,419	—
1/26/08-2/29/08	4,983	$40.03	—	—
3/1/08-3/28/08	38,230	$41.20	—	—

        The transactions described in the table above primarily represent the repurchase of common shares on the NYSE as part of the $1.0 billion share repurchase program approved by the Board of Directors in September 2007. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. Approximately $469 million remained outstanding under this share repurchase program at March 28, 2008. The Company, through an affiliate, also acquires shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. Approximately 44,900 shares were acquired in these vesting-related transactions outside of the share repurchase program during the quarter ended March 28, 2008.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        The 2008 Annual General Meeting of Shareholders (the "Meeting") of the Company was held on March 13, 2008.

        At the Meeting, a total of 409,652,321 common shares (83.4% of outstanding common shares as of the record date, January 2, 2008) were voted. The three Company proposals submitted at the Meeting were passed as described below.

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

	NUMBER OF VOTES FOR	% OF QUORUM	NUMBER OF VOTES WITHHELD
Dennis C. Blair	403,099,500	98.4%	6,552,821
Edward D. Breen	402,316,594	98.2%	7,335,727
Timothy M. Donahue	402,919,638	98.4%	6,732,683
Brian Duperreault	403,330,110	98.5%	6,322,211
Bruce S. Gordon	401,880,743	98.1%	7,771,578
Rajiv L. Gupta	403,059,229	98.4%	6,593,092
John A. Krol	403,385,019	98.5%	6,267,302
Brendan R. O'Neill	401,794,726	98.1%	7,857,595
William S. Stavropoulos	401,812,253	98.1%	7,840,068
Sandra S. Wijnberg	403,369,095	98.5%	6,283,226
Jerome B. York	386,401,697	94.3%	23,250,624

Proposal 2.    A proposal to re-appoint Deloitte & Touche LLP as the independent auditors and to authorize the Audit Committee to set the auditors' remuneration:

        A total of 403,590,602 shares (98.5%) were voted for and 1,623,681 shares (0.40%) were voted against this proposal. There were 4,438,038 abstentions and zero broker non-votes.

Proposal 3.    A proposal to approve amendments to the Company's Amended & Restated Bye-Laws:

        A total of 403,094,240 shares (98.4%) were voted for and 1,136,776 shares (0.28%) were voted against this proposal. There were 5,421,305 abstentions and zero broker non-votes.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Exhibit
2.1	Purchase Agreement, dated as of February 11, 2008, among AECOM Technology Corporation, Tyco International Finance S.A. and certain other seller parties thereto (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 13, 2008)
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (Filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (Filed herewith).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:	/s/ CHRISTOPHER J. COUGHLIN Christopher J. Coughlin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2008

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in millions, except per share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in millions, except share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in millions)
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED) For the Six Months Ended March 28, 2008 and March 30, 2007 (in millions)
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CONDENSED CONSOLIDATING STATEMENT OF INCOME For the Quarter Ended March 28, 2008 (in millions)
CONDENSED CONSOLIDATING STATEMENT OF INCOME For the Quarter Ended March 30, 2007 (in millions)
CONDENSED CONSOLIDATING STATEMENT OF INCOME For the Six Months Ended March 28, 2008 (in millions)
CONDENSED CONSOLIDATING STATEMENT OF INCOME For the Six Months Ended March 30, 2007 (in millions)
CONDENSED CONSOLIDATING BALANCE SHEET March 28, 2008 (in millions)
CONDENSED CONSOLIDATING BALANCE SHEET September 28, 2007 (in millions)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Six Months Ended March 28, 2008 (in millions)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Six Months Ended March 30, 2007 (in millions)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
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