Form 10-Q
period 2008-06-27
TYCO INTERNATIONAL LTD /BER/
filed 2008-08-05
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 27, 2008
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

        The number of common shares outstanding as of July 25, 2008 was 474,820,140.

TYCO INTERNATIONAL LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Revenue from product sales	$3,413	$3,033	$9,617	$8,610
Service revenue	1,802	1,669	5,298	4,915

Net revenue	5,215	4,702	14,915	13,525
Cost of product sales	2,378	2,178	6,764	6,185
Cost of services	986	926	2,942	2,758
Selling, general and administrative expenses	1,234	1,184	3,605	3,558
Class action settlement, net	(7)	2,875	(7)	2,875
Separation costs	—	28	4	85
Goodwill impairment	—	46	—	46
Restructuring, asset impairment and divestiture charges, net	47	46	95	147

Operating income (loss)	577	(2,581)	1,512	(2,129)
Interest income	16	29	99	54
Interest expense	(91)	(78)	(323)	(208)
Other expense, net	(257)	(259)	(205)	(257)

Income (loss) from continuing operations before income taxes and minority interest	245	(2,889)	1,083	(2,540)
Income taxes	(45)	(163)	(249)	(190)
Minority interest	(1)	(2)	(3)	(3)

Income (loss) from continuing operations	199	(3,054)	831	(2,733)
Income (loss) from discontinued operations, net of income taxes	277	(497)	288	810

Net income (loss)	$476	$(3,551)	$1,119	$(1,923)

Basic earnings per share:
Income (loss) from continuing operations	$0.41	$(6.17)	$1.71	$(5.53)
Income (loss) from discontinued operations	0.58	(1.01)	0.59	1.64

Net income (loss)	$0.99	$(7.18)	$2.30	$(3.89)

Diluted earnings per share:
Income (loss) from continuing operations	$0.41	$(6.17)	$1.70	$(5.53)
Income (loss) from discontinued operations	0.57	(1.01)	0.58	1.64

Net income (loss)	$0.98	$(7.18)	$2.28	$(3.89)

Weighted-average number of shares outstanding:
Basic	482	495	487	495
Diluted	486	495	491	495

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)

	June 27, 2008	September 28, 2007
Assets
Current Assets:
Cash and cash equivalents	$1,342	$1,894
Accounts receivable, less allowance for doubtful accounts of $214 and $194, respectively	3,207	2,900
Inventories	1,996	1,783
Class action settlement escrow	—	2,992
Prepaid expenses and other current assets	1,692	1,615
Assets held for sale	1,112	1,370

Total current assets	9,349	12,554
Property, plant and equipment, net	3,617	3,526
Goodwill	11,763	11,514
Intangible assets, net	2,611	2,653
Other assets	2,729	2,568

Total Assets	$30,069	$32,815

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$539	$380
Accounts payable	1,555	1,637
Class action settlement liability	—	2,992
Accrued and other current liabilities	3,256	3,452
Liabilities held for sale	586	666

Total current liabilities	5,936	9,127
Long-term debt	4,070	4,082
Other liabilities	3,948	3,915

Total Liabilities	13,954	17,124

Commitments and Contingencies (Note 9)
Minority interest	58	67
Shareholders' Equity:
Common shares, $0.80 par value, 1,000,000,000 shares authorized; 479,517,301 and 496,301,846 shares outstanding, net of 19,546,577 and 1,277,449 shares owned by subsidiaries, respectively	384	397
Capital in excess:
Share premium	9,227	9,189
Contributed surplus	4,776	5,439
Accumulated earnings	836	34
Accumulated other comprehensive income	834	565

Total Shareholders' Equity	16,057	15,624

Total Liabilities and Shareholders' Equity	$30,069	$32,815

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	For the Nine Months Ended
	June 27, 2008	June 29, 2007
Cash Flows From Operating Activities:
Net income (loss)	$1,119	$(1,923)
Income from discontinued operations, net of income taxes	(288)	(810)

Income (loss) from continuing operations	831	(2,733)
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	854	867
Non-cash compensation expense	78	121
Deferred income taxes	(115)	(74)
Provision for losses on accounts receivable and inventory	99	62
Loss on extinguishment of debt	258	259
Goodwill impairment	—	46
Other non-cash items	76	35
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(243)	(208)
Inventories	(173)	(266)
Prepaid expenses and other current assets	9	101
Accounts payable	(135)	(83)
Accrued and other current liabilities	(357)	(195)
Income taxes, net	(8)	(230)
Class action settlement liability	(3,020)	2,972
Other	(62)	137

Net cash (used in) provided by operating activities	(1,908)	811

Net cash (used in) provided by discontinued operating activities	(25)	2,490

Cash Flows From Investing Activities:
Capital expenditures	(545)	(471)
Proceeds from disposal of assets	14	14
Acquisition of businesses, net of cash acquired	(92)	(26)
Accounts purchased from ADT dealer network	(269)	(273)
Liquidation of rabbi trust investments	—	271
Class action settlement escrow	2,960	(2,960)
Other	15	37

Net cash provided by (used in) investing activities	2,083	(3,408)

Net cash provided by (used in) discontinued investing activities	479	(792)

Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	—	1,519
Repayment of short-term debt	(373)	(1,153)
Proceeds from issuance of long-term debt	2,663	309
Repayment of long-term debt, including debt tenders	(2,490)	(6,602)
Proceeds from exercise of share options	40	388
Dividends paid	(221)	(791)
Repurchase of common shares by subsidiary	(756)	(668)
Transfer from discontinued operations	458	8,652
Other	(68)	21

Net cash (used in) provided by financing activities	(747)	1,675

Net cash used in discontinued financing activities	(454)	(1,016)

Effect of currency translation on cash	20	39
Effect of currency translation on cash related to discontinued operations	—	33

Net decrease in cash and cash equivalents	(552)	(168)
Less: net increase in cash related to discontinued operations	—	(715)
Cash and cash equivalents at beginning of period	1,894	2,193

Cash and cash equivalents at end of period	$1,342	$1,310

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

For the Nine Months Ended June 27, 2008 and June 29, 2007

(in millions)

	Number of Common Shares	Common Shares $0.80 Par Value	Share Premium	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Income	Total
Balance at September 29, 2006	498	$398	$8,787	$14,493	$10,692	$1,017	$35,387
Comprehensive income:
Net loss					(1,923)		(1,923)
Currency translation						682	682
Unrealized gain on marketable securities and derivative instruments						1	1
Minimum pension liability, net of income taxes of $28 million						42	42

Total comprehensive income							(1,198)
Dividends declared					(593)		(593)
Share options exercised, including tax benefit of $29 million	4	3	385	29			417
Repurchase of common shares by subsidiary	(5)	(4)		(664)			(668)
Compensation expense				238			238
Distribution of Covidien and Tyco Electronics				(8,651)	(8,176)	(1,476)	(18,303)

Balance at June 29, 2007	497	$397	$9,172	$5,445	$—	$266	$15,280

	Number of Common Shares	Common Shares $0.80 Par Value	Share Premium	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Income	Total
Balance at September 28, 2007	496	$397	$9,189	$5,439	$34	$565	$15,624
Comprehensive income:
Net income					1,119		1,119
Currency translation						258	258
Unrealized gain on marketable securities and derivative instruments						1	1
Change in net actuarial loss and prior service credit, net of income taxes of $5 million						10	10

Total comprehensive income							1,388
Dividends declared					(219)		(219)
Share options exercised, including tax benefit of $2 million	2	2	38	2			42
Repurchase of common shares by subsidiary	(18)	(15)		(741)			(756)
Compensation expense				75			75
Exchange of convertible debt				1			1
Adoption of FIN No. 48 (see Note 4)					(79)		(79)
Other					(19)		(19)

Balance at June 27, 2008	480	$384	$9,227	$4,776	$836	$834	$16,057

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

        References to 2008 and 2007 are to Tyco's fiscal quarters ending June 27, 2008 and June 29, 2007, respectively, unless otherwise indicated.

         Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation including the reclassification of certain businesses to discontinued operations.

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

         Recently Issued Accounting Pronouncements—In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The Company does not expect that this standard will have a material impact on its results of operations, financial position or cash flows.

        In April 2008, the FASB issued Staff Position ("FSP") No. 142-3, "Determination of the Useful Life of Intangible Assets". FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets". FSP No. 142-3 is effective for Tyco in

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

the first quarter of 2010. The Company is currently assessing the impact of FSP No. 142-3 on its results of operations, financial position or cash flows.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's results of operations, financial position or cash flows. The disclosure provisions of SFAS No. 161 are effective for Tyco in the second quarter of 2009.

        In December 2007, the FASB issued SFAS 141 (Revised 2007), "Business Combinations." SFAS No. 141R retains the underlying concepts of SFAS No. 141 in that business combinations are still accounted for at fair value. However, the accounting for certain other aspects of business combinations will be affected. Acquisition costs will generally be expensed as incurred. Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date. In-process research and development will be recorded at fair value as an indefinite-lived intangible at the acquisition date until it is completed or abandoned and its useful life can be determined. Changes in deferred tax asset valuation allowances and uncertain tax positions after the acquisition date will generally impact income tax expense. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for Tyco in the first quarter of fiscal 2010. The Company is currently assessing the impact that SFAS No. 141R will have on its results of its operations, financial position or cash flows.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51". SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest should be included in consolidated net income on the face of the statement of income. SFAS No. 160 also amends certain of Accounting Research Bulletin No. 51's consolidation procedures in order to achieve consistency with the requirements of SFAS No. 141R. The statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This statement is effective for Tyco in the first quarter of fiscal 2010. The Company is currently assessing the impact of SFAS No. 160 on its results of operations, financial position or cash flows.

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

2.    Divestitures and Acquisitions

        The Company continued to assess the strategic fit of its various businesses and has pursued divestiture of certain businesses which do not align with its long-term strategy.

Held for Sale

        During the third quarter of 2008, the Company approved a plan to sell a business in the Safety Products segment. This business is presented in continuing operations as the criteria for discontinued operations have not been met. The Company has assessed and determined that the carrying value of this business is recoverable and will continue to assess recoverability based on current fair value, less cost to sell, until the business is sold. Fair value used for the impairment assessment was based on existing market conditions. The Company expects to complete this sale during the first half of fiscal 2009.

Discontinued Operations

        In April 2008, the Company sold Ancon Building Products, which manufactures stainless steel products used in masonry construction. The sale was completed for $164 million in net cash proceeds and a gain of $100 million, which was largely exempt from tax.

        In February 2008, the Company sold Nippon Dry-Chemical Co., Ltd. ("NDC"), a company in the Japanese fire protection industry, for $50 million in net cash proceeds and a pre-tax gain of $7 million was recorded.

        In January 2008, the Company sold a European manufacturer of public address products and acoustic systems and recorded an $8 million pre-tax loss on sale.

        Infrastructure Services provides consulting, engineering, construction management and operating services for the water, wastewater, environmental, transportation and facilities market and are expected to be sold in several transactions. In May 2008, the Company sold 100% of the stock of Empresa de Transmissao de Energia do Oeste Ltda. ("ETEO"), part of Infrastructure Services, for $338 million of net cash proceeds and recorded a pre-tax gain of $232 million including the effects of the economic hedge of the purchase price discussed below. On February 11, 2008, the Company executed a definitive

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.    Divestitures and Acquisitions (Continued)

agreement to sell the remaining portion of Infrastructure Services for approximately $510 million, excluding Earth Tech Brasil Ltda. ("ET Brasil"). This sale substantially closed on July 25, 2008 with certain assets to be conveyed at a later date. See Note 16—Subsequent Events. At June 27, 2008, the Company has assessed and determined that the carrying value of Infrastructure Services is recoverable based on current fair value, less cost to sell. During the second quarter of 2008, the Company recorded a pre-tax impairment charge of approximately $22 million to write down ET Brasil to its fair value, less cost to sell. Fair value used for the impairment assessments were based on existing market conditions. The Company expects to complete this sale during calendar 2008.

        During September 2007, Tyco entered into an economic hedge of the Brazilian Real denominated contractual sale price of the ETEO business. Since this hedging transaction is directly linked to the proceeds from the sale of a business that is reflected in discontinued operations, Tyco began including the impact of this hedge in discontinued operations during the first quarter of 2008. During the quarter and nine months ended June 27, 2008, Tyco incurred losses of $20 million and $36 million, respectively, on this hedge. The impact of this hedge in the prior year was not material.

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

        Net interest amounts and loss on early extinguishment of debt, which is included in other expense, net, were proportionally allocated to Covidien and Tyco Electronics based on the debt amounts that Tyco believes were utilized by Covidien and Tyco Electronics historically inclusive of amounts directly incurred. Allocated net interest was calculated using our historical weighted-average interest rate on debt, including the impact of interest rate swap agreements. These allocated amounts were included in discontinued operations. During the quarter ended June 29, 2007, allocated interest income, interest expense and other expense, net were $6 million, $61 million and $388 million, respectively. During the nine months ended June 29, 2007, allocated interest income, interest expense and other expense, net were $35 million, $242 million and $388 million, respectively.

        During the quarter and nine months ended June 29, 2007, the Company incurred pre-tax separation costs related primarily to professional services and employee-related costs of $154 million and $289 million, respectively, in discontinued operations.

        Additionally, the quarter ended June 29, 2007 includes tax charges related to the Separation primarily for the write-off of deferred tax assets that are no longer realizable of $82 million in discontinued operations. The nine months ended June 29, 2007 includes tax charges of $88 million in discontinued operations.

        The Company has used available information to develop its best estimates for certain assets and liabilities related to the Separation. In limited instances, final determination of the balances will be

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.    Divestitures and Acquisitions (Continued)

made in subsequent periods. During the nine months ended June 27, 2008, $19 million was recorded through shareholders' equity, primarily related to adjustments to certain pre-separation tax liabilities.

        Adjustments in the future for the impact of filing final income tax returns in certain jurisdictions where those returns include a combination of Tyco, Covidien and/or Tyco Electronics legal entities and for certain amended income tax returns for the periods prior to the Separation may be recorded to either shareholders' equity or the statement of income depending on the specific item giving rise to the adjustment.

        Net revenue, income (loss) from operations, gain (loss) on sale, separation costs and income tax expense for discontinued operations are as follows ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net revenue	$333	$6,465	$1,151	$18,838

Pre-tax (loss) income from discontinued operations	$(27)	$529	$50	$2,408
Pre-tax gain (loss) on sale of discontinued operations	362	(598)	332	(546)
Separation costs	—	(154)	—	(289)
Economic hedge of ETEO sale price	(20)	—	(36)	—
Income tax expense	(38)	(274)	(58)	(763)

Income (loss) from discontinued operations, net of income taxes	$277	$(497)	$288	$810

        Balance sheet information for pending divestitures is as follows ($ in millions):

	June 27, 2008	September 28, 2007
Accounts receivable, net	$372	$437
Inventories	41	64
Prepaid expenses and other current assets	37	47
Property, plant and equipment, net	81	166
Goodwill and other intangible assets, net	159	221
Other assets	422	435

Total assets	$1,112	$1,370

Loans payable and current maturities of long-term debt	$6	$5
Accounts payable	161	228
Accrued and other current liabilities	203	321
Long-term debt	19	18
Other liabilities	197	94

Total liabilities	$586	$666

Minority interest	$34	$30

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.    Divestitures and Acquisitions (Continued)

Acquisitions

        On June 5, 2008, the Company acquired substantially all of the assets of Winner Security Services LLC ("Winner") for $90 million. The franchise was originally granted by Sensormatic Electronics Corporation and granted Winner rights to sell, install and service certain Sensormatic products and entitled Winner to commissions on Sensormatic products sold, installed or shipped into its franchise territories. Sensormatic products are sold through ADT Worldwide and Safety Products.

        This transaction was accounted for as a business combination and the Company applied Emerging Issues Task Force ("EITF") Issue No. 04-01, "Accounting for Preexisting Relationships between the Parties to a Business Combination," since there was a preexisting relationship between the Company and Winner that needed to be assessed and accounted for separately. After assessing the specific facts and circumstances related to this transaction, the Company recorded a $27 million charge in the third quarter of 2008 for the reacquisition of franchise rights that were deemed to be unfavorable to the Company when compared to pricing for current market transactions for similar arrangements. The Company utilized an income method valuation approach in measuring the value of the preexisting relationship. Since this charge relates to a change in the manner in which the Company will conduct business in these territories, it has been reflected as a restructuring charge. The remaining purchase price is comprised of $58 million of indefinite-lived intangibles and $5 million of goodwill.

        The results of operations of the acquired company have been included in Tyco's consolidated results from the acquisition date. This acquisition did not have a material effect on the Company's financial position, results of operations or cash flows.

3.    Restructuring and Asset Impairment Charges, Net

        Restructuring and asset impairment charges, net are as follows ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
ADT Worldwide	$31	$11	$49	$67
Flow Control	3	2	5	13
Fire Protection Services	—	12	1	14
Electrical and Metal Products	5	—	12	—
Safety Products	12	8	39	20
Corporate and Other	1	14	3	32

	52	47	109	146
Charges in cost of sales and selling, general and administrative	(6)	(2)	(15)	(3)

Restructuring and asset impairment charges, net	$46	$45	$94	$143

        During the first quarter of 2007, the Company launched a restructuring program across all segments, including the corporate organization, which will streamline some of the businesses and reduce the operational footprint. The Company expects to incur aggregate charges related to the program of approximately $350 million to $400 million primarily through the end of calendar 2008.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net (Continued)

Since the inception of this program through the third quarter of 2008, the Company has incurred charges of $288 million related to this program.

        The restructuring program includes numerous actions which are designed to improve operating efficiency and strengthen the Company's competitive position in the future. Many of the actions initiated related to improving field efficiencies and consolidating certain administrative functions in the European operations of ADT Worldwide and Fire Protection Services. In addition, Tyco consolidated certain corporate headquarter functions. During 2008, the Company recognized employee severance and benefits charges and facility exit costs related primarily to the closure of a Safety Products manufacturing facility in Puerto Rico and the continued execution of various European actions. The restructuring actions were largely reductions in workforce and are expected to be completed by the end of calendar year 2008 and into 2009. During the third quarter of 2008, the Company acquired a Sensormatic franchise which resulted in restructuring charges of $20 million for ADT Worldwide and $7 million for Safety Products. See Note 2. Divestitures and Acquisitions.

2008 Charges and Credits

        Net restructuring and asset impairment charges during the quarter ended June 27, 2008 were $52 million, which include $6 million for the non-cash write down in carrying value of inventory and accelerated depreciation (which was classified in cost of sales and selling, general and administrative expenses) related to assets expected to become obsolete as a result of the restructuring. The remaining charge is comprised of restructuring charges of $53 million, which include $16 million of employee severance and benefits, $10 million of facility exit charges and other cash charges and $27 million related to the reacquisition of certain unfavorable franchise rights and $1 million of asset impairments. During the quarter ended June 27, 2008, the Company completed restructuring activities announced in prior years for amounts less than originally estimated, and accordingly reversed $8 million of restructuring reserves as restructuring credits.

        Net restructuring and asset impairment charges during the nine months ended June 27, 2008 were $109 million, which include $15 million for the non-cash write down in carrying value of inventory and accelerated depreciation (which was classified in cost of sales and selling, general and administrative expenses) related to assets expected to become obsolete as a result of the restructuring. The remaining charge is comprised of restructuring charges of $108 million, which include $56 million of employee severance and benefits, $25 million of facility exit charges and other cash charges and $27 million related to the reacquisition of certain unfavorable franchise rights and $2 million of asset impairments. During the nine months ended June 27, 2008, the Company completed restructuring activities announced in prior years for amounts less than originally estimated, and accordingly reversed $16 million of restructuring reserves as restructuring credits.

2007 Charges and Credits

        Net restructuring and asset impairment charges during the quarter ended June 29, 2007 were $47 million, which includes $2 million for the non-cash write down in carrying value of inventory (cost of sales). The remaining charge is comprised of restructuring charges of $42 million, which include $36 million of employee severance and benefits and $6 million of facility exit charges and other cash charges, and $5 million of asset impairments. During the quarter ended June 29, 2007, the Company completed restructuring activities announced in prior years for amounts less than originally estimated, and accordingly reversed $2 million of restructuring reserves as restructuring credits.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net (Continued)

        Net restructuring and asset impairment charges during the nine months ended June 29, 2007 were $146 million, which includes $3 million for the non-cash write down in carrying value of inventory (cost of sales). The remaining charge is comprised of restructuring charges of $134 million, which include $125 million of employee severance and benefits and $9 million of facility exit charges and other cash charges, and $13 million of asset impairments. During the nine months ended June 29, 2007, the Company completed restructuring activities announced in prior years for amounts less than originally estimated, and accordingly reversed $4 million of restructuring reserves as restructuring credits.

Restructuring Reserves

        Restructuring reserves from September 28, 2007 to June 27, 2008 by the year in which the restructuring action was initiated are as follows ($ in millions):

	Year of Restructuring Action
	2008	2007	Prior	Total
Balance at September 28, 2007	$—	$115	$22	$137
Charges	84	23	1	108
Reversals	(5)	(10)	(1)	(16)
Utilization	(48)	(82)	(4)	(134)
Currency translation	1	3	—	4

Balance at June 27, 2008	$32	$49	$18	$99

        Restructuring reserves by segment are as follows ($ in millions):

	June 27, 2008	September 28, 2007
ADT Worldwide	$38	$71
Flow Control	6	13
Fire Protection Services	14	22
Electrical and Metal Products	8	6
Safety Products	26	10
Corporate and Other	7	15

	$99	$137

        At June 27, 2008, $73 million of restructuring reserves are included in accrued and other current liabilities and $26 million are included in other liabilities. At September 28, 2007, $113 million of restructuring reserves are included in accrued and other current liabilities and $24 million are included in other liabilities.

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

        Under the Tax Sharing Agreement, the Company shares responsibility for certain of Tyco's, Covidien's and Tyco Electronics' income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and Tyco Electronics share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and Tyco Electronics' U.S. income tax returns. All costs and expenses associated with the management of these shared tax liabilities are shared equally among the parties. Tyco has recorded a receivable from Covidien and Tyco Electronics of $153 million at June 27, 2008 and $103 million at September 28, 2007 which is included in other assets as our estimate of their portion of the Tax Sharing obligations. Other liabilities include $554 million at June 27, 2008 and $543 million at September 28, 2007 for the fair value of Tyco's obligations under the Tax Sharing Agreement, determined in accordance with FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Tyco assesses the shared tax liabilities and related FIN No. 45 liability at each reporting period. The receivable and liability were initially recognized with an offset to shareholders' equity in 2007. In the first quarter of

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Income Taxes (Continued)

2008, in connection with the adoption of FIN No. 48 and the related increase in uncertain tax positions for shared tax liabilities under the Tax Sharing Agreement, Tyco increased its receivable from Covidien and Tyco Electronics under the Tax Sharing Agreement with a corresponding increase to other income, net by $40 million ($0.08 for both basic and diluted earnings per share). In addition, $10 million for other activity was recorded in the first quarter of 2008 in accordance with the Tax Sharing Agreement.

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

        During the second quarter of 2008, the IRS issued additional RARs asserting a withholding tax liability of approximately $106 million associated with the prior proposed tax adjustments related to Tyco, Covidien and Tyco Electronics. The amount related to Tyco is immaterial. The Company, as Audit Managing Party as specified in the Tax Sharing Agreement, intends to vigorously defend its prior filed tax return positions and determined that no adjustment is required to the Company's guarantees and indemnifications liability recorded in conjunction with the Tax Sharing Agreement as discussed in Note 14. Additionally, the IRS is auditing the prior tax returns of the Company which includes legal entities of Tyco, Covidien and Tyco Electronics for the 2001 to 2004 period.

        In connection with the adoption of FIN No. 48, the Company reassessed its related uncertain tax positions for recognition and measurement and has made any necessary adjustments. These adjustments were not material. The Company believes that the amounts recorded in its financial statements relating to these tax adjustments are sufficient. However, the ultimate resolution of these matters is uncertain and could result in a material impact to the Company's financial position, results of operations, cash flows or the effective tax rate in future reporting periods.

        The IRS proposed civil fraud penalties against a prior subsidiary that was distributed to Tyco Electronics arising from alleged actions of former executives in connection with certain intercompany transfers of stock of Simplex Technologies in 1998 and 1999. Based on statutory guidelines, we estimate the proposed penalties could range between $30 million and $50 million. The Company, as Audit Managing Party as specified in the Tax Sharing Agreement, will vigorously oppose the assertion of any such penalties against Tyco Electronics, in part, because beginning in 2003 the Company discovered, investigated and reported the conduct at issue to the IRS and fully cooperated in the criminal prosecution of the Company's former Chief Tax Officer on a charge of willful filing of a false tax return. This is a pre-Separation shared tax matter under the Tax Sharing Agreement.

        Additionally, during 2008 the Company will complete proposed amendments to its U.S. federal income tax returns for periods subsequent to 2002, which will primarily reflect the roll forward through 2006 of the amendments for the periods 1997 to 2002. When the Company's tax return positions are updated additional adjustments are expected to be identified and recorded in the Consolidated Financial Statements. The Company believes that any resulting adjustments will not have a material impact on its financial condition, results of operations or cash flows.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.    Earnings Per Share

        The reconciliations between basic and diluted earnings per share are as follows (in millions, except per share data):

	Quarter Ended June 27, 2008			Quarter Ended June 29, 2007
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share:
Income (loss) from continuing operations	$199	482	$0.41	$(3,054)	495	$(6.17)
Share options, restricted share awards and deferred stock units	—	4		—	—
Exchange of convertible debt	—	—

Diluted earnings per share:
Income (loss) from continuing operations, giving effect to dilutive adjustments	$199	486	$0.41	$(3,054)	495	$(6.17)

	Nine Months Ended June 27, 2008			Nine Months Ended June 29, 2007
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share:
Income (loss) from continuing operations	$831	487	$1.71	$(2,733)	495	$(5.53)
Share options, restricted share awards and deferred stock units	—	4		—	—
Exchange of convertible debt	—	—

Diluted earnings per share:
Income (loss) from continuing operations, giving effect to dilutive adjustments	$831	491	$1.70	$(2,733)	495	$(5.53)

        The computation of diluted earnings per share for both the quarter and nine months ended June 27, 2008 excludes the effect of the potential exercise of options to purchase approximately 17 million shares and 19 million shares, respectively, and excludes restricted share awards and deferred stock units of approximately 4 million shares in both periods because the effect would be anti-dilutive.

        The computation of diluted earnings per share for the quarter and nine months ended June 29, 2007 excludes the effect of the potential exercise of options to purchase approximately 27 million shares and 29 million shares, respectively, and excludes restricted share awards and deferred stock units of approximately 4 million shares in both periods because the effect would be anti-dilutive. Additionally, the computation of diluted earnings per common share for the quarter and nine months ended June 29, 2007 excludes the impact of convertible debt of approximately 6 million shares and 8 million shares, respectively, because the effect would be anti-dilutive.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.    Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill are as follows ($ in millions):

	ADT Worldwide	Flow Control	Fire Protection Services	Electrical and Metal Products	Safety Products	Corporate and Other	Total
Balance at September 28, 2007	$5,025	$1,975	$1,495	$1,054	$1,965	$—	$11,514
Acquisitions	10	11	—	—	6	—	27
Divestitures	—	—	(17)	—	(4)	—	(21)
Currency translation	96	112	27	(1)	9	—	243

Balance at June 27, 2008	$5,131	$2,098	$1,505	$1,053	$1,976	$—	$11,763

        Goodwill for reporting units that have met the held for sale criteria is included in assets held for sale on the consolidated balance sheets and excluded from the table above. See Note 2. Divestitures and Acquisitions.

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

        The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets ($ in millions):

	June 27, 2008			September 28, 2007
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Contracts and related customer relationships	$6,109	$3,934	14 years	$5,808	$3,565	14 years
Intellectual property	495	359	17 years	486	321	16 years
Other	18	14	16 years	20	14	11 years

Total	$6,622	$4,307	15 years	$6,314	$3,900	14 years

Non-Amortizable:
Intellectual property	$234			$234
Other	62			5

Total	$296			$239

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.    Goodwill and Intangible Assets (Continued)

        Intangible asset amortization expense for the quarters ended June 27, 2008 and June 29, 2007 was $129 million and $125 million, respectively. Intangible asset amortization expense for the nine months ended June 27, 2008 and June 29, 2007 was $393 million and $385 million, respectively.

        The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be approximately $150 million for the remainder of 2008, $450 million for 2009, $350 million for 2010, $300 million for 2011, $250 million for 2012 and $200 million for 2013.

7.    Debt

        Debt was as follows ($ in millions):

	June 27, 2008	September 28, 2007
Commercial paper	$358	$—
364-day senior bridge loan facility due 2008(2)	—	367
6.125% public notes due 2008(1)	300	300
6.125% public notes due 2009(1)	215	215
6.75% public notes due 2011	516	516
6.375% public notes due 2011	849	849
Revolving senior credit facility due 2011	—	—
Revolving senior credit facility due 2012	400	308
6.0% notes due 2013	654	654
7.0% public notes due 2019	435	—
6.875% public notes due 2021	717	—
3.125% convertible senior debentures due 2023	19	21
7.0% public notes due 2028	17	437
6.875% public notes due 2029	23	723
Other(1)(2)	106	72

Total debt	4,609	4,462
Less current portion	539	380

Long-term debt	$4,070	$4,082

(1)
These instruments, plus $24 million of the amount shown as other, comprise the current portion of long-term debt as of June 27, 2008.

(2)
This instrument, plus $13 million of the amount shown as other, comprise the current portion of long-term debt as of September 28, 2007.

        At June 27, 2008 the Company classified $358 million of short-term borrowings as long-term. Settlement of this debt is not expected to require the use of working capital in the next year, as the Company has both the intent and the ability to refinance this debt on a long-term basis.

        In connection with the settlement of litigation arising from the Separation related to the Company's public debt, on June 3, 2008 the Company, along with its finance subsidiary Tyco International Finance S.A. ("TIFSA"), a wholly-owned subsidiary of the Company and successor company to Tyco International Group S.A. ("TIGSA"), a wholly-owned subsidiary of the Company organized under the laws of Luxembourg, consummated consent solicitations and exchange offers related to certain series of debt issued under the Company's 1998 and 2003 indentures. See Note 9. Commitments and Contingencies for additional information. In connection with the exchange offers, Tyco issued $422 million principal amount of its 7.0% notes due 2019 in exchange for an equal

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Debt (Continued)

principal amount of its 7.0% notes due 2028 and $707 million principal amount of its 6.875% notes due 2021 in exchange for an equal principal amount of its 6.875% notes due 2029. In connection with the consent solicitations, holders of the Company's 6.0% notes due 2013, 6.125% notes due 2008, 6.125% notes due 2009, 6.75% notes due 2011, 6.375% notes due 2011, 7.0% notes due 2028 and 6.875% notes due 2029 collectively received consent payments totaling $250 million.

        The terms of the consent and exchange offers were evaluated as a debt modification in accordance with EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," and it was determined that the 7.0% notes due 2028 and the 6.875% notes due 2029 were extinguished, since the cash flows of the new bonds as compared to the original bonds were substantially modified. As a result, the new bonds and the 7.0% notes due 2028 and the 6.875% notes due 2029 that were not tendered for exchange were recorded at their fair value upon completion of the exchange offers. In determining fair value, the Company measured the bonds as if they were an initial issuance to the public. This was done by obtaining effective yield data derived from comparable pricing received from the issuance of bonds with similar ratings and covenants by large public companies.

        In connection with the consent solicitations and exchange offers, the Company recorded a $222 million charge to other expense, net as a loss on extinguishment of debt. This charge is comprised of the consent payments related to the extinguished bonds (notes due 2028 and 2029), premium on the exchanged bonds which represents the difference between the fair value and the book value of the extinguished bonds, the write-off of the original unamortized debt issuance costs and discount related to the extinguished bonds, as well as fees paid to third parties associated with the bonds that were not deemed extinguished. The remaining portion of the consent payment and issuance costs will be amortized over the remaining life of the bonds.

        In May 2008, TIFSA commenced issuing commercial paper to U.S. institutional accredited investors and qualified institutional buyers. Borrowings under the commercial paper program are available for general corporate purposes. As of June 27, 2008, TIFSA has $358 million of commercial paper outstanding which bore interest at an average rate of 2.98%.

        On June 24, 2008, Tyco and TIFSA entered into a $500 million senior unsecured revolving credit agreement with Citibank, N.A, as administrative agent for the lenders party thereto. This credit agreement has a three-year term. Borrowings under this agreement have a variable interest rate based on LIBOR or an alternate base rate. The margin over LIBOR can vary based on changes in the Company's credit rating and facility utilization. Together with the existing $1.25 billion five-year senior revolving credit agreement, dated as of April 25, 2007, the Company's total commitments increased to $1.75 billion. These revolving credit facilities will be used for working capital, capital expenditures and other corporate purposes. As of June 27, 2008, there was $400 million drawn under these unsecured revolving credit facilities.

        On April 25, 2007, Tyco, certain of its subsidiaries and a syndicate of banks entered into a 364-day unsecured bridge loan facility. On October 1, 2007, the commitments with respect to the unused portion of the Company's unsecured bridge loan facility expired, but were subsequently renewed before being terminated in connection with the overall facility's termination in June 2008. The unsecured bridge loan facility provided the Company with sufficient liquidity to repay the Company's outstanding public debt with borrowings of up to $4.0 billion. The facility could only be used to repay, settle or otherwise extinguish such public debt, which was the subject of ongoing litigation between the Company and the trustee for such public debt. In June 2008, the Company settled this litigation and terminated this facility. For more information, see "Indenture Trustee Litigation" in Note 9 to our Consolidated

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Debt (Continued)

Financial Statements. In connection with the facility termination, the Company recorded a $36 million charge to other expense, net to write-off unamortized debt issuance costs.

        On June 21, 2007, Tyco and TIFSA entered into a $500 million letter of credit facility, with Citibank N.A. as administrative agent, that was scheduled to expire on June 15, 2008. The facility provided for the issuance of letters of credit supported by a related line of credit facility. Effective June 6, 2008, this facility and all commitments under this facility were terminated.

        During the quarter and nine months ended June 29, 2007, the Company recorded a $259 million charge in each period to other expense, net for the loss on early extinguishment of debt related to the debt tender offers in connection with the Separation.

8.    Financial Instruments

        Tyco uses various options, swaps, and forward contracts not designated as hedging instruments, to manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions denominated in certain foreign currencies. For derivatives not designated as hedging instruments, the Company records changes in fair value in selling, general and administrative expenses in the income statement in the period of change. The fair value of these instruments was a net liability of $32 million at June 27, 2008.

        During the third quarter of 2008, the Company has determined that certain intercompany foreign currency transactions are long-term investments. As a result, the related foreign currency transaction gains and losses on such investments were recorded to the currency translation component of shareholders' equity subsequent to this determination rather than to the income statement. The currency translation component of other comprehensive income includes a net gain of $6 million in 2008 for these amounts.

9.    Commitments and Contingencies

        In connection with the Separation, the Company entered into a liability sharing agreement regarding securities class actions and other actions that were pending against Tyco prior to the Separation. Subject to the terms and conditions of the Separation and Distribution Agreement, the Company will manage and control all the legal matters related to assumed contingent liabilities as described in the Separation and Distribution Agreement, including the defense or settlement thereof, subject to certain limitations.

        Tyco has assumed 27%, Covidien has assumed 42% and Tyco Electronics has assumed 31% of certain Tyco pre-Separation contingent and other corporate liabilities, which include securities class action and other securities litigation, Employee Retirement Income Security Act ("ERISA") class action litigation, certain legacy tax contingencies and any actions with respect to the spin-offs or the distributions made or brought by any third party except for litigation related to our public debt. Any amounts relating to these contingent and other corporate liabilities paid by Tyco after the spin-offs that are subject to the allocation provisions of the Separation and Distribution Agreement will be shared among Tyco, Covidien and Tyco Electronics pursuant to the same allocation ratio. As described in the Separation and Distribution Agreement, Tyco, Tyco Electronics and Covidien are jointly and severally liable for all amounts relating to the previously disclosed securities class action settlement. All costs and expenses that Tyco incurs in connection with the defense of such litigation, other than the amount of

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Commitments and Contingencies (Continued)

any judgment or settlement, which will be allocated in the manner described above, will be borne equally by Covidien, Tyco Electronics and Tyco.

Securities Litigation and Class Action Settlement

        As a result of actions taken by certain of the Company's former senior corporate management, Tyco and some members of the Company's former senior corporate management, including its former General Counsel, are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws. In addition, Tyco, certain of its current and former employees and some members of the Company's former senior corporate management are named as defendants in several ERISA class actions. The Company is generally obligated to indemnify its directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. The Company's insurance carriers may decline coverage, or the Company's coverage may be insufficient to cover its expenses and liability, in some or all of these matters.

        As previously reported in our periodic filings, on April 29, 2008, the Company signed a definitive agreement with the plaintiff to settle the lawsuit entitled New Jersey v. Tyco International Ltd., et al. In connection with the settlement, the Company made a payment of $73.25 million to the plaintiffs on June 2, 2008. Pursuant to the Separation and Distribution Agreement, the Company's share of the settlement amount was approximately $20 million, with Covidien and Tyco Electronics responsible for approximately $30 million and $23 million, respectively. The Company recorded the settlement and related receivables from each of Covidien and Tyco Electronics for their respective shares of the settlement amount in the second quarter of 2008 resulting in a net charge to selling, general and administrative expenses for its share of the settlement of approximately $20 million. The parties have filed the agreed upon order of dismissal with the Court, and the litigation has been dismissed with prejudice.

        As previously reported, on June 2, 2008, the Company entered into an Agreement in Principle with the trustee of various trusts that brought claims against the Company alleging, among other things, securities fraud in connection with the Company's 1999 acquisition of AMP, Inc. A definitive Settlement Agreement and Release ("Settlement Agreement") was executed on June 10, 2008. The Settlement Agreement sets forth the terms pursuant to which the parties will settle all claims between them that are raised or could have been raised in the previously disclosed litigation entitled Ballard v. Tyco International Ltd. The Settlement Agreement calls for the Company to make a payment of $36 million to the plaintiffs, which payment is subject to the sharing formula contained in the Separation and Distribution Agreement. Pursuant to the sharing formula, the Company's portion of the settlement amount was approximately $10 million, with Tyco Electronics and Covidien responsible for approximately $11 million and $15 million, respectively. The Company recorded receivables from each of Covidien and Tyco Electronics for their respective shares of the settlement amount in the third quarter of 2008. This resulted in a net charge to selling, general and administrative expenses for Tyco's share of the settlement of approximately $10 million. The parties have submitted an agreed upon order of dismissal with the Court.

        As previously reported, the Company has settled 32 purported securities class action lawsuits arising from actions alleged to have been taken by prior management, and has contributed its share to a $2.975 billion escrow account established in connection with the settlement. All legal contingencies that could have affected the final order approving the settlement expired on February 21, 2008, and the claims administrator for the settlement class is currently reviewing all of the filed claims to determine

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Commitments and Contingencies (Continued)

whether and to what extent the claims should be allowed and the portion of the settlement fund allocable to each claimant. The settlement did not purport to resolve all securities cases, and several of such cases remain outstanding. In addition, the settlement does not release claims arising under ERISA and the lawsuits arising thereunder. As of the opt-out deadline, Tyco had received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members, including shares owned by the State of New Jersey pension funds mentioned above. A number of these individuals and entities have filed claims separately against Tyco. Any judgments resulting from such claims or from claims that are filed in the future would not reduce the settlement amount. Generally, the claims asserted by these plaintiffs include claims similar to those asserted by the settling defendants; namely, violations of the disclosure provisions of federal securities laws. Tyco intends to vigorously defend any litigation resulting from opt-out claims. It is not possible to predict the final outcome or to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of the asserted or unasserted claims from individuals that have opted-out or from any other legacy securities litigation. Should any of these cases result in an adverse judgment or be settled for a significant amount, they could have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

        Tyco incurred a charge to expense, for which no tax benefit is available, and a current liability of $2.975 billion in the third quarter of 2007. Tyco borrowed under its unsecured bridge and credit facilities to fund the liability and placed the proceeds in escrow for the benefit of the class. In connection with the Separation, Covidien and Tyco Electronics assumed their portion of the related borrowing. The Company has also recovered or expects to recover certain of these costs from insurers. As a result, the Company recorded $113 million of recoveries in connection with the class action settlement in its Consolidated Statements of Income for 2007. Based on the Separation and Distribution Agreement, the Company recorded payables to Covidien and Tyco Electronics for their portion of the 2007 recoveries with an offset to shareholders' equity. The Company recovered an additional $25 million of costs from insurers in the third quarter of 2008. The Company recorded payables to Covidien and Tyco Electronics for their respective shares of the 2008 recoveries. This resulted in a net $7 million credit recorded to class action settlement, net in the income statement.

        Since all legal contingencies that could have affected the settlement were exhausted on February 21, 2008, the administration and distribution of the settlement funds in escrow has been managed by the counsel of the certified class and Tyco is not subject to any further liability related to the class action settlement. As a result, Tyco has extinguished the class action liability and no longer has claim to the escrow account. The escrow accounts earned interest that was payable to the class. As such, interest was also accrued on the class action settlement liability. On February 21, 2008, the class action liability and escrow account balances including interest were each $3.02 billion.

        Based on the Separation and Distribution Agreement, Tyco had a receivable from Covidien and Tyco Electronics for their portion of the liability of $1,257 million and $927 million, respectively at September 28, 2007 and corresponding payables to Covidien and Tyco Electronics for their interest in

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Commitments and Contingencies (Continued)

the escrow accounts. Receivables and payables that pertain to the class action settlement and related escrow accounts with the same counterparty were presented net in the Consolidated Balance Sheet. Tyco's portion of the liability was $808 million at September 28, 2007. These amounts were extinguished as of March 28, 2008.

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

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 27, 2008, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $36 million to $63 million. As of June 27, 2008, Tyco concluded that the best estimate within this range is approximately $38 million, of which $7 million is included in accrued and other current liabilities and $31 million is included in other liabilities on Tyco's Consolidated Balance Sheets. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Commitments and Contingencies (Continued)

        Tyco's involvement in asbestos cases has been limited because its subsidiaries did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims were never substantiated and, as a result, have been dismissed by the courts. The Company will continue to vigorously defend the lawsuits that have been filed against it and its subsidiaries, but cannot predict whether it will be successful in those cases that proceed to trial. When appropriate, the Company settles claims. Although in the past the total amount paid in any year to settle and defend all asbestos claims has been immaterial, Tyco has recently experienced an increase in the number of lawsuits that have proceeded to trial. Of the lawsuits that have proceeded to trial in 2008, Tyco has won or settled all but one case, with that one case returning an adverse jury verdict for approximately $7.7 million, which included both compensatory and punitive damages. Tyco intends to appeal this verdict and believes that the jury verdict will be overturned. As of June 27, 2008, there were approximately 4,700 asbestos liability cases pending against the Company and its subsidiaries.

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

Indenture Trustee Litigation

        As previously reported, the Company has settled the matter entitled The Bank of New York v. Tyco International Group S.A., a lawsuit brought by the indenture trustee of certain of Tyco's public debt related to the Separation. On April 30, 2008, the court entered an order dismissing that action with prejudice. In connection with the settlement, on June 3, 2008, the Company, along with its finance subsidiary TIFSA, consummated their previously announced consent solicitations and exchange offers related to certain series of debt issued under the Company's 1998 and 2003 indentures. Tyco accepted all consents and notes validly tendered and not validly withdrawn in the exchange offers.

        In connection with the consent solicitations, Tyco entered into a series of supplemental indentures with Wilmington Trust Company, as trustee for the holders of certain series of Tyco's notes (collectively, the "Consent Notes"). The indentures governing the Consent Notes contain terms that are substantially the same as the terms that governed the Consent Notes prior to the completion of the consent solicitations, with the exception of a new covenant for each series of Consent Notes that provides noteholders with the right to require Tyco to repurchase the Consent Notes for a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase, in the event of certain change of control transactions (the "Change of Control Covenant").

        In connection with the exchange offers, Tyco issued $422 million principal amount of 7.0% Notes due 2019 (the "2019 Notes") in exchange for an equal principal amount of its 7.0% Notes due 2028 and $707 million principal amount of 6.875% Notes due 2021 (the "2021 Notes" and, together with the 2019 Notes, the "New Notes") in exchange for an equal principal amount of its 6.875% Notes due 2029. The New Notes are governed by an Indenture (the "Indenture"), dated as of June 9, 1998, between the Company, TIFSA, and Wilmington Trust Company, as successor trustee to The Bank of New York, as supplemented by two Supplemental Indentures, each dated as of June 3, 2008. The terms of the indentures governing the New Notes are substantially the same as the terms of the indentures governing the series of notes for which they were exchanged (a small portion of which remain outstanding) except that the Change of Control Covenant has been added for both the New Notes and the remaining notes. The New Notes have not been registered under the Securities Act of 1933. However, the Company has agreed to use commercially reasonable efforts to commence and complete

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Commitments and Contingencies (Continued)

a registered exchange offer with respect to the New Notes within the time periods set forth in a registration rights agreement that it entered at the conclusion of the exchange offers. See Note 7. Debt for additional information.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration and any subsequent appeal to the district court, its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million. The quarterly withdrawal liability payments are $1.1 million, $5.5 million of which have been paid to date. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

Other Matters

        On February 11, 2008, Tyco announced that it had entered into an agreement to sell substantially all of the remaining portion of Infrastructure Services to AECOM Technology Corporation for approximately $510 million. The sale agreement provides that certain assets and contingent liabilities related to Infrastructure Services are to be retained by Tyco. Among those assets and contingent liabilities are all costs and expenses related to the litigation between Earth Tech and the City of Phoenix, which arose from a contract dispute over Earth Tech's work on the City's 91st Avenue Wastewater Treatment Plant. On May 29, 2008, the Company agreed to settlement terms (the "MOU") with the City of Phoenix related to this matter. The MOU sets forth the basic settlement terms for the litigation, and includes a general release of all claims by each party related to the litigation without any party making any payment to any other party. On June 4, 2008, the MOU was approved by the Phoenix City Council, and the action was subsequently dismissed by the court. In connection with the foregoing, the Company has assessed its assets under the original contract with the City of Phoenix, concluded that the assets are no longer recoverable and recorded a $51 million charge to discontinued operations.

        Fitzpatrick Contractors Limited v. Tyco Fire and Integrated Solutions (UK) Ltd. On July 18, 2007, Fitzpatrick Contractors Limited ("FCL") commenced an action against Tyco Fire and Integrated Solutions (UK) Ltd. in the High Court of Justice, Queen Bench Division, Technology and Construction Court, United Kingdom, alleging that Tyco entered into a binding contract in 2002 for the design, manufacture and installation of mechanical and electrical works for the refurbishment of a portion of London Transport's Blackwall Tunnel. FCL seeks damages for breach of contract in the amount of

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Commitments and Contingencies (Continued)

approximately $38 million. Tyco intends to defend this action vigorously. While it is not possible at this time to predict the final outcome of this dispute, Tyco does not believe this action will have a material adverse effect on its financial position, results of operations or cash flows. Trial is expected to begin in April 2009.

        Sensormatic Security Corp. v. Sensormatic Electronics Corp., ADT Security Services, Inc. and Wallace Computer Services, Inc. In April 2002, litigation was commenced in the United States District Court for the District of Maryland by a Sensormatic franchisee, Sensormatic Security Corp. ("SSC"), alleging breach of contract against Sensormatic and tortious interference with contract against ADT and Wallace Computer Services, Inc. ("Wallace"), a party unrelated to Tyco. The litigation was based on allegedly unpaid commissions under a franchise agreement. The lawsuit also alleges that Sensormatic improperly authorized third parties, including ADT and Wallace, to sell in SSC's exclusive territory of Maryland, Virginia and the District of Columbia. On July 9, 2008, Sensormatic agreed to purchase substantially all of the assets of SSC, including SSC's franchise rights, for approximately $81 million. At the same time, Sensormatic, SSC and the successor in interest to Wallace entered into a settlement agreement to finally resolve any and all claims between the parties related to the litigation described above and to release each party from any and all claims that may have existed between the parties prior to the settlement, subject to the closing of the asset purchase. Pursuant to the settlement agreement, Sensormatic agreed to pay SSC an additional $5 million at the time the asset purchase closed. The Company had previously recorded its estimate of loss for this matter. During the quarter ended June 27, 2008, the Company revised its estimate of loss for this matter based on the value ascribed to it in connection with the acquisition of the SSC franchise, including franchise rights, and agreement to settle this related legal matter. See Note 16. Subsequent Events for further discussion. The adjustment to the previously recorded estimate of loss was not material. On July 31, 2008, Sensormatic paid the settlement amount to SSC, and on August 1, 2008, the parties filed the necessary documents to dismiss the litigation with prejudice.

        The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or cash flows.

10.    Retirement Plans

        Defined Benefit Pension Plans—The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows ($ in millions):

	U.S. Plans
	For the Quarters Ended		For the Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Service cost	$2	$2	$6	$7
Interest cost	12	12	36	35
Expected return on plan assets	(15)	(14)	(44)	(43)
Amortization of prior service cost	—	—	1	1
Amortization of net actuarial loss	2	3	4	9

Net periodic benefit cost	$1	$3	$3	$9

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Retirement Plans (Continued)

	Non-U.S. Plans
	For the Quarters Ended		For the Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Service cost	$12	$12	$35	$35
Interest cost	21	19	63	56
Expected return on plan assets	(21)	(19)	(63)	(56)
Amortization of prior service credit	(1)	(1)	(2)	(2)
Amortization of net actuarial loss	5	8	15	24

Net periodic benefit cost	$16	$19	$48	$57

        The Company anticipates that it will contribute at least the minimum required to its pension plans in 2008 of $5 million for U.S. plans and $64 million for non-U.S. plans. During the nine months ended June 27, 2008, the Company has contributed $54 million to its U.S. and non-U.S. pension plans.

         Postretirement Benefit Plans—Net periodic postretirement benefit cost was insignificant.

         Rabbi Trust—During the nine months ended June 29, 2007, the Company, as permitted under the trust agreement, sold substantially all of the assets from one of the trusts and received $271 million of proceeds. Trust assets were primarily composed of corporate-owned life insurance policies.

11.    Share Plans

        During the nine months ended June 27, 2008, share-based compensation grants were not material.

        During the nine months ended June 29, 2007, the Company issued its annual share-based compensation grants. The number of awards issued for the annual share-based compensation grant was approximately 10 million, of which 7 million were share options and 3 million were restricted share awards. These options are exercisable in equal annual installments over a period of four years and the restricted share awards vest in one-third increments over a period of four years beginning in year two. The weighted-average grant-date fair value of the share options and restricted share awards was $15.16 and $48.14, respectively. The weighted-average assumptions used in the Black-Scholes option pricing model included an expected stock price volatility of 32%, a risk free interest rate of 4.3%, an expected annual dividend per share of $0.64 and an expected option life of 5.1 years.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Consolidated Segment Data

        The segment data presented have been reclassified to exclude the results of discontinued operations. Selected information by segment is presented in the following tables ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net revenue(1):
ADT Worldwide	$2,000	$1,909	$5,965	$5,659
Flow Control	1,132	982	3,230	2,695
Fire Protection Services	919	848	2,609	2,455
Electrical and Metal Products	652	519	1,681	1,441
Safety Products	511	442	1,427	1,272
Corporate and Other	1	2	3	3

Net revenue	$5,215	$4,702	$14,915	$13,525

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Operating income:
ADT Worldwide	$239	$205	$710	$601
Flow Control	152	124	466	334
Fire Protection Services	97	58	247	178
Electrical and Metal Products	141	47	254	114
Safety Products	79	72	219	209
Corporate and Other(2)	(131)	(3,087)	(384)	(3,565)

Operating income	$577	$(2,581)	$1,512	$(2,129)

(1)
Revenue by operating segment excludes intercompany transactions.

(2)
Corporate and Other includes class action settlement expense of $2,875 million for each of the three months and nine months ended June 29, 2007.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.    Supplementary Balance Sheet Information

        Selected supplementary balance sheet information was as follows ($ in millions):

	June 27, 2008	September 28, 2007
Purchased materials and manufactured parts	$736	$610
Work in process	283	262
Finished goods	977	911

Inventories	$1,996	$1,783

Land	$161	$154
Buildings	775	712
Subscriber systems	5,285	5,061
Machinery and equipment	2,357	2,178
Property under capital leases(1)	51	52
Construction in progress	162	138
Accumulated depreciation(2)	(5,174)	(4,769)

Property, plant and equipment, net	$3,617	$3,526

(1)
Property under capital leases consists primarily of buildings.

(2)
Accumulated amortization of capital lease assets was $21 million and $19 million at June 27, 2008 and September 28, 2007, respectively.

        Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

        During the quarter ended June 27, 2008, the Company designated $222 million of existing investments as restricted investments as collateral for certain liabilities.

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

        In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien and Tyco Electronics operating entities. In connection with the Separation, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien or Tyco Electronics. To the extent these guarantees were not assigned prior to the Separation date, Tyco assumed primary liability on any remaining such support. The estimated fair value of these obligations is $7 million, which is included in other liabilities on our Consolidated Balance Sheets, and were recorded in accordance with FIN No. 45.

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

        The Company records estimated product warranty costs at the time of sale. Following is a roll forward of the Company's warranty accrual ($ in millions):

	For the Quarter Ended June 27, 2008	For the Nine Months Ended June 27, 2008
Balance at beginning of period	$127	$162
Warranties issued during the period	5	15
Changes in estimates	(2)	(8)
Settlements	(16)	(59)
Currency translation	1	5

Balance at June 27, 2008	$115	$115

        In 2001, a division of Safety Products initiated a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain O-ring seal sprinkler heads which were originally manufactured by Central Sprinkler prior to the acquisition. Under this program, the sprinkler heads are being replaced free of charge to property owners. On May 1, 2007, the Consumer Product Safety Commission and the Company announced an August 31, 2007 deadline for filing claims to participate in the VRP. The Company will fulfill all valid claims for replacement of qualifying sprinklers. The related warranty reserve reflects the Company's best estimate of the expected costs to complete the program in light of claims received through August 31, 2007 and estimated material and labor costs. Settlements during the quarter and nine months ended June 27, 2008 include cash expenditures of $13 million and $38 million, respectively, related to the VRP.

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

        During the second quarter of 2008, the Company completed a tax-free restructuring involving the transfer of certain investments from Tyco to TIFSA. Since the transactions were entirely among wholly-owned subsidiaries of Tyco, there was no impact on the Company's financial position, results of operations or cash flows. The transactions did, however, result in an increase to TIFSA's investment in subsidiaries of $1.9 billion. Since these transactions were among entities under common control, their effects have been reflected as of the beginning of the earliest period presented.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Quarter Ended June 27, 2008

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$5,215	$—	$5,215
Cost of product sales	—	—	2,378	—	2,378
Cost of services	—	—	986	—	986
Selling, general and administrative expenses	14	1	1,219	—	1,234
Class action settlement, net	(7)	—	—	—	(7)
Separation costs	(4)	—	4	—	—
Restructuring, asset impairment and divestiture charges, net	—	—	47	—	47

Operating (loss) income	(3)	(1)	581	—	577
Interest income	—	—	16	—	16
Interest expense	—	(88)	(3)	—	(91)
Other income (expense), net	2	(259)	—	—	(257)
Equity in net income of subsidiaries	570	437	—	(1,007)	—
Intercompany interest and fees	(370)	36	334	—	—

Income from continuing operations before income taxes and minority interest	199	125	928	(1,007)	245
Income taxes	—	99	(144)	—	(45)
Minority interest	—	—	(1)	—	(1)

Income from continuing operations	199	224	783	(1,007)	199
Income from discontinued operations, net of income taxes	277	275	277	(552)	277

Net income	$476	$499	$1,060	$(1,559)	$476

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Quarter Ended June 29, 2007

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$4,702	$—	$4,702
Cost of product sales	—	—	2,178	—	2,178
Cost of services	—	—	926	—	926
Selling, general and administrative expenses	31	(45)	1,198	—	1,184
Class action settlement, net	2,875	—	—	—	2,875
Separation costs	24	—	4	—	28
Goodwill impairment	—	—	46	—	46
Restructuring, asset impairment and divestiture charges, net	—	—	46	—	46

Operating (loss) income	(2,930)	45	304	—	(2,581)
Interest income	13	1	15	—	29
Interest expense	(12)	(67)	1	—	(78)
Other expense, net	—	(254)	(5)	—	(259)
Equity in net income of subsidiaries	205	331	—	(536)	—
Intercompany interest and fees	(330)	61	269	—	—

(Loss) income from continuing operations before income taxes and minority interest	(3,054)	117	584	(536)	(2,889)
Income taxes	—	65	(228)	—	(163)
Minority interest	—	—	(2)	—	(2)

(Loss) income from continuing operations	(3,054)	182	354	(536)	(3,054)
(Loss) income from discontinued operations, net of income taxes	(497)	(504)	(138)	642	(497)

Net (loss) income	$(3,551)	$(322)	$216	$106	$(3,551)

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Nine Months Ended June 27, 2008

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$14,915	$—	$14,915
Cost of product sales	—	—	6,764	—	6,764
Cost of services	—	—	2,942	—	2,942
Selling, general and administrative expenses	52	2	3,551	—	3,605
Class action settlement, net	(7)	—	—	—	(7)
Separation costs	(18)	—	22	—	4
Restructuring, asset impairment and divestiture charges, net	—	—	95	—	95

Operating (loss) income	(27)	(2)	1,541	—	1,512
Interest income	47	—	52	—	99
Interest expense	(47)	(263)	(13)	—	(323)
Other income (expense), net	52	(257)	—	—	(205)
Equity in net income of subsidiaries	1,940	1,202	—	(3,142)	—
Intercompany interest and fees	(1,134)	123	1,011	—	—

Income from continuing operations before income taxes and minority interest	831	803	2,591	(3,142)	1,083
Income taxes	—	138	(387)	—	(249)
Minority interest	—	—	(3)	—	(3)

Income from continuing operations	831	941	2,201	(3,142)	831
Income from discontinued operations, net of income taxes	288	282	288	(570)	288

Net Income	$1,119	$1,223	$2,489	$(3,712)	$1,119

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Nine Months Ended June 29, 2007

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$13,525	$—	$13,525
Cost of product sales	—	—	6,185	—	6,185
Cost of services	—	—	2,758	—	2,758
Selling, general and administrative expenses	71	(50)	3,537	—	3,558
Class action settlement, net	2,875	—	—	—	2,875
Separation costs	48	—	37	—	85
Goodwill impairment	—	—	46	—	46
Restructuring, asset impairment and divestiture charges, net	—	—	147	—	147

Operating (loss) income	(2,994)	50	815	—	(2,129)
Interest income	13	8	33	—	54
Interest expense	(12)	(187)	(9)	—	(208)
Other expense, net	—	(254)	(3)	—	(257)
Equity in net income of subsidiaries	1,068	461	—	(1,529)	—
Intercompany interest and fees	(808)	364	444	—	—

(Loss) income from continuing operations before income taxes and minority interest	(2,733)	442	1,280	(1,529)	(2,540)
Income taxes	—	7	(197)	—	(190)
Minority interest	—	—	(3)	—	(3)

(Loss) income from continuing operations	(2,733)	449	1,080	(1,529)	(2,733)
Income from discontinued operations, net of income taxes	810	786	1,354	(2,140)	810

Net (loss) income	$(1,923)	$1,235	$2,434	$(3,669)	$(1,923)

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

June 27, 2008

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$25	$1,316	$—	$1,342
Accounts receivable, net	—	—	3,207	—	3,207
Inventories	—	—	1,996	—	1,996
Intercompany receivables	1,116	513	14,882	(16,511)	—
Prepaid expenses and other current assets	36	1	1,655	—	1,692
Assets held for sale	526	467	1,112	(993)	1,112

Total current assets	1,679	1,006	24,168	(17,504)	9,349
Property, plant and equipment, net	—	—	3,617	—	3,617
Goodwill	—	—	11,763	—	11,763
Intangible assets, net	—	—	2,611	—	2,611
Investment in subsidiaries	45,027	21,373	—	(66,400)	—
Intercompany loans receivable	—	9,498	18,720	(28,218)	—
Other assets	170	92	2,467	—	2,729

Total Assets	$46,876	$31,969	$63,346	$(112,122)	$30,069

Liabilities and Shareholder's Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$515	$24	$—	$539
Accounts payable	2	—	1,553	—	1,555
Accrued and other current liabilities	126	67	3,063	—	3,256
Intercompany payables	7,951	7,014	1,546	(16,511)	—
Liabilities held for sale	—	—	586	—	586

Total current liabilities	8,079	7,596	6,772	(16,511)	5,936
Long-term debt	—	3,981	89	—	4,070
Intercompany loans payable	22,177	105	5,936	(28,218)	—
Other liabilities	563	15	3,370	—	3,948

Total Liabilities	30,819	11,697	16,167	(44,729)	13,954
Minority interest	—	—	58	—	58
Shareholders' Equity:
Preference shares	—	—	2,500	(2,500)	—
Common shares	399	—	(15)	—	384
Other shareholders' equity	15,658	20,272	44,636	(64,893)	15,673

Total Shareholders' Equity	16,057	20,272	47,121	(67,393)	16,057

Total Liabilities and Shareholders' Equity	$46,876	$31,969	$63,346	$(112,122)	$30,069

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

September 28, 2007

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$16	$—	$1,878	$—	$1,894
Accounts receivable, net	—	—	2,900	—	2,900
Inventories	—	—	1,783	—	1,783
Intercompany receivables	1,445	439	16,683	(18,567)	—
Class action settlement escrow	2,992	—	—	—	2,992
Prepaid expenses and other current assets	27	—	1,588	—	1,615
Assets held for sale	704	645	1,370	(1,349)	1,370

Total current assets	5,184	1,084	26,202	(19,916)	12,554
Property, plant and equipment, net	—	—	3,526	—	3,526
Goodwill	—	—	11,514	—	11,514
Intangible assets, net	—	—	2,653	—	2,653
Investment in subsidiaries	42,700	18,975	—	(61,675)	—
Intercompany loans receivable	—	11,811	18,615	(30,426)	—
Other assets	187	36	2,345	—	2,568

Total Assets	$48,071	$31,906	$64,855	$(112,017)	$32,815

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$367	$13	$—	$380
Accounts payable	3	—	1,634	—	1,637
Class action settlement liability	2,992	—	—	—	2,992
Accrued and other current liabilities	131	77	3,244	—	3,452
Intercompany payables	7,694	9,022	1,851	(18,567)	—
Liabilities held for sale	—	—	666	—	666

Total current liabilities	10,820	9,466	7,408	(18,567)	9,127
Long-term debt	—	4,015	67	—	4,082
Intercompany loans payable	21,077	—	9,349	(30,426)	—
Other liabilities	550	16	3,349	—	3,915

Total Liabilities	32,447	13,497	20,173	(48,993)	17,124
Minority interest	—	—	67	—	67
Shareholders' Equity:
Preference shares	—	—	2,500	(2,500)	—
Common shares	398	—	(1)	—	397
Other shareholders' equity	15,226	18,409	42,116	(60,524)	15,227

Total Shareholders' Equity	15,624	18,409	44,615	(63,024)	15,624

Total Liabilities and Shareholders' Equity	$48,071	$31,906	$64,855	$(112,017)	$32,815

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended June 27, 2008

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(3,892)	$(2,192)	$4,176	$—	$(1,908)
Net cash used in discontinued operating activities	—	—	(25)	—	(25)
Cash Flows From Investing Activities:
Capital expenditures	—	—	(545)	—	(545)
Proceeds from disposal of assets	—	—	14	—	14
Acquisition of businesses, net of cash acquired	—	—	(92)	—	(92)
Accounts purchased from ADT dealer network	—	—	(269)	—	(269)
Class action settlement escrow	2,960	—	—	—	2,960
Intercompany dividend from subsidiary	—	62	—	(62)	—
Net increase in intercompany loans	—	(39)	—	39	—
Decrease in investments in subsidiaries	—	2,457	—	(2,457)	—
Other	—	—	15	—	15

Net cash provided by (used in) investing activities	2,960	2,480	(877)	(2,480)	2,083
Net cash provided by discontinued investing activities	—	—	479	—	479
Cash Flows From Financing Activities:
Net repayments of debt	—	(187)	(13)	—	(200)
Proceeds from exercise of share options	38	—	2	—	40
Dividends paid	(221)	—	—	—	(221)
Intercompany dividend to parent	—	—	(62)	62	—
Repurchase of common shares by subsidiary	—	—	(756)	—	(756)
Net intercompany loan borrowings (repayments)	1,100	—	(1,061)	(39)	—
Decrease in equity from parent	—	—	(2,457)	2,457	—
Transfer from discontinued operations	—	—	458	—	458
Other	—	(76)	8	—	(68)

Net cash provided by (used in) financing activities	917	(263)	(3,881)	2,480	(747)
Net cash used in discontinued financing activities	—	—	(454)	—	(454)
Effect of currency translation on cash	—	—	20	—	20

Net (decrease) increase in cash and cash equivalents	(15)	25	(562)	—	(552)
Cash and cash equivalents at beginning of period	16	—	1,878	—	1,894

Cash and cash equivalents at end of period	$1	$25	$1,316	$—	$1,342

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended June 29, 2007

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(593)	$6,058	$(4,654)	$—	$811
Net cash provided by discontinued operating activities	—	78	2,412	—	2,490
Cash Flows From Investing Activities:
Capital expenditures	—	—	(471)	—	(471)
Proceeds from disposal of assets	—	—	14	—	14
Acquisition of businesses, net of cash acquired	—	—	(26)	—	(26)
Accounts purchased from ADT dealer network	—	—	(273)	—	(273)
Liquidation of rabbi trust investments	—	—	271	—	271
Class action settlement escrow	(2,960)	—	—	—	(2,960)
Net increase in intercompany loans	—	(2,002)	—	2,002	—
Decrease (increase) in investments in subsidiaries	2,971	(4,507)	—	1,536	—
Other	—	—	37	—	37

Net cash provided by (used in) investing activities	11	(6,509)	(448)	3,538	(3,408)
Net cash used in discontinued investing activities	—	(78)	(792)	78	(792)
Cash Flows From Financing Activities:
Net repayments of debt	—	(5,924)	(3)	—	(5,927)
Proceeds from exercise of share options	353	—	35	—	388
Dividends paid	(791)	—	—	—	(791)
Repurchase of common shares by subsidiary	—	—	(668)	—	(668)
Net intercompany loan borrowings	1,036	—	966	(2,002)	—
(Decrease) increase in equity from parent	—	(2,977)	4,513	(1,536)	—
Transfer from discontinued operations	—	8,194	458	—	8,652
Other	—	—	21	—	21

Net cash provided by (used in) financing activities	598	(707)	5,322	(3,538)	1,675
Net cash used in discontinued financing activities	—	—	(938)	(78)	(1,016)
Effect of currency translation on cash	—	—	39	—	39
Effect of currency translation on cash related to discontinued operations	—	—	33	—	33

Net increase (decrease) in cash and cash equivalents	16	(1,158)	974	—	(168)
Less: net increase in cash related to discontinued operations	—	—	(715)	—	(715)
Cash and cash equivalents at beginning of period	3	1,158	1,032	—	2,193

Cash and cash equivalents at end of period	$19	$—	$1,291	$—	$1,310

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16.    Subsequent Events

        On June 30, 2008, the Company's ADT Security business acquired FirstService Security, a division of FirstService Corporation, for approximately $187 million. FirstService Security is a commercial security systems integrator and provides a full range of integrated security system services, including design, engineering, installation, servicing and monitoring of access control, closed-circuit television and intrusion systems.

        On July 25, 2008, the Company substantially completed the previously announced sale of a portion of its Infrastructure Services business for cash and other consideration of approximately $455 million. Certain assets in China were excluded from the closing and are expected to be transferred to the purchaser, AECOM Technology Corporation, for additional consideration of approximately $55 million once necessary consents and approvals are obtained.

        On July 9, 2008, the Company agreed to purchase substantially all of the assets of SSC, including franchise rights, and agreed to settle a related legal matter for total consideration of approximately $86 million. SSC is a franchisee of Sensormatic Electronics Corporation in the states of Virginia and Maryland and in the District of Columbia. It is the last remaining major Sensormatic franchise. Under the original agreement SSC was granted rights to sell, install and service certain Sensormatic products and was entitled to commissions on Sensormatic products sold, installed or shipped into its franchise territories. Sensormatic products are sold through ADT Worldwide and Safety Products. The transaction closed on July 31, 2008. Concurrently, Sensormatic and SSC settled the previously disclosed litigation between the parties related to the SSC franchise. See Note 9. Commitments and Contingencies for further discussion. The value ascribed to the legal matter was determined based on the consideration paid in excess of the fair value of the franchise and franchise rights acquired. This transaction will be accounted for as a business combination and the Company will apply EITF Issue No. 04-01, since there is a preexisting relationship between the Company and SSC. The Company, based on a preliminary assessment, expects to record a restructuring charge in the fourth quarter of 2008 to reflect the reacquisition of unfavorable franchise rights.

        Since June 27, 2008, the Company repurchased 4.8 million common shares for $190 million under the $1.0 billion share repurchase program approved by the Board of Directors in September 2007 and completed that program. The Board of Directors approved a new program to purchase an additional $1.0 billion of shares.

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

Overview

        Internal investments to fund growth and productivity projects in our businesses are our first priority. However, we continue to expect to have excess cash and plan to return a portion of this cash to shareholders. During the quarter and nine months ended June 27, 2008, we repurchased 6.2 million and 18.3 million of our common shares for $279 million and $754 million, respectively, under the $1.0 billion share repurchase program approved by the Board of Directors in September 2007. Since June 27, 2008, we repurchased an additional 4.8 million common shares for $190 million completing this $1.0 billion share repurchase program which resulted in the purchase of approximately 5% of our outstanding shares during the program. On July 10, 2008, Tyco's Board of Directors approved a new $1.0 billion share repurchase program. During the quarter and nine months ended June 27, 2008, we paid dividends of $73 million and $221 million, respectively, to shareholders of record.

        We continue to assess the strategic fit of our various businesses and consider divestitures where businesses do not align with our long term strategy. As part of these portfolio refinement efforts, we sold our Empresa de Transmissao de Energia do Oeste Ltda. ("ETEO") business, our Ancon Building Products business, and our Nippon Dry-Chemical business in fiscal 2008. Subsequent to June 27, 2008 we substantially completed the sale of our Infrastructure Services Business. So far in 2008, we have received approximately $1 billion of cash proceeds from these divestitures. Additionally, on June 30, 2008 we acquired FirstService Security to strengthen ADT's system integration capabilities.

        We continue to focus on operational execution to drive earnings growth. To further improve operating efficiency, during the first quarter of 2007, we launched a restructuring program across all segments, including the corporate organization, which will streamline some of the businesses and reduce the operational footprint. We expect to incur aggregate charges related to the program of approximately $350 million to $400 million primarily through the end of calendar 2008. Since the inception of this program through the third quarter of 2008, the Company has incurred charges of $288 million related to this program. We believe this restructuring program will strengthen our competitive position over the long term.

        Additionally, we have made progress towards reducing our corporate expenses and we are well positioned to achieve our corporate expense run rate of $500 million for 2008.

        Also in connection with the settlement of the Indenture Trustee Litigation, on June 3, 2008 we, along with our finance subsidiary TIFSA, Tyco International Finance S.A. ("TIFSA"), a wholly-owned subsidiary of the Company and successor company to Tyco International Group S.A. ("TIGSA"), a wholly-owned subsidiary of the Company organized under the laws of Luxembourg, consummated consent solicitations and exchange offers related to certain series of debt issued under the Company's 1998 and 2003 indentures. In connection with the consent solicitations, holders of such debt received consent payments totaling $250 million, and we recorded a $222 million charge to other expense, net as a loss on extinguishment of debt. We also terminated our unsecured bridge loan facility entered into on November 27, 2007 in connection with the settlement of the Indenture Trustee Litigation and recorded a $36 million charge to other expense to write-off unamortized debt issuance costs.

Class Action Settlement

        As previously reported in our periodic filings, on April 29, 2008, the Company signed a definitive agreement with the plaintiff to settle the lawsuit entitled New Jersey v. Tyco International Ltd., et al. In connection with the settlement, the Company made a payment of $73.25 million to the plaintiffs on June 2, 2008. Pursuant to the Separation and Distribution Agreement, the Company's share of the settlement amount was approximately $20 million, with Covidien and Tyco Electronics responsible for approximately $30 million and $23 million, respectively. The Company recorded the settlement and related receivables from each of Covidien and Tyco Electronics for their respective shares of the settlement amount in the second quarter of 2008 resulting in a net charge to selling, general and administrative expenses for its share of the settlement of approximately $20 million. The parties have filed the agreed upon order of dismissal with the Court, and the litigation has been dismissed with prejudice.

        As previously reported, on June 2, 2008, the Company entered into an Agreement in Principle with the trustee of various trusts that brought claims against the Company alleging, among other things, securities fraud in connection with the Company's 1999 acquisition of AMP, Inc. A definitive Settlement Agreement and Release ("Settlement Agreement") was executed on June 10, 2008. The Settlement Agreement sets forth the terms pursuant to which the parties will settle all claims between them that are raised or could have been raised in the previously disclosed litigation entitled Ballard v. Tyco International Ltd. The Settlement Agreement calls for the Company to make a payment of $36 million to the plaintiffs, which payment is subject to the sharing formula contained in the Separation and Distribution Agreement. Pursuant to the sharing formula, the Company's portion of the settlement amount was approximately $10 million, with Tyco Electronics and Covidien responsible for approximately $11 million and $15 million, respectively. The Company recorded receivables from each of Covidien and Tyco Electronics for their respective shares of the settlement amount in the third quarter of 2008. This resulted in a net charge to selling, general and administrative expenses for Tyco's share of the settlement of approximately $10 million. The parties have submitted an agreed upon order of dismissal with the Court.

        As previously reported, the Company has settled 32 purported securities class action lawsuits arising from actions alleged to have been taken by prior management, and has contributed its share to a $2.975 billion escrow account established in connection with the settlement. All legal contingencies that could have affected the final order approving the settlement expired on February 21, 2008, and the claims administrator for the settlement class is currently reviewing all of the filed claims to determine whether and to what extent the claims should be allowed and the portion of the settlement fund allocable to each claimant. The settlement did not purport to resolve all securities cases, and several of such cases remain outstanding. In addition, the settlement does not release claims arising under ERISA and the lawsuits arising thereunder. As of the opt-out deadline, Tyco had received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members, including shares owned by the State of New Jersey pension funds. A number of these individuals and entities have filed claims separately against Tyco. Any judgments resulting from such claims or from claims that are filed in the future would not reduce the settlement amount. Generally, the claims asserted by these plaintiffs include claims similar to those asserted by the settling defendants; namely, violations of the disclosure provisions of federal securities laws. Tyco intends to vigorously defend any litigation resulting from opt-out claims. It is not possible to predict the final outcome or to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of the asserted or unasserted claims from individuals that have opted-out or from any other legacy securities litigation. Should any of these cases result in an adverse judgment or be settled for a significant amount, they could have a material adverse effect on our financial position, results of operations or cash flows.

        Under the terms of the Separation and Distribution Agreement entered into in connection with the Separation, each of Tyco, Covidien and Tyco Electronics is jointly and severally liable for the full amount of the class action settlement and any judgments resulting from opt-out claims. Additionally, under the Separation and Distribution Agreement, the companies share in the liability and related escrow accounts, with Tyco assuming 27%, Covidien 42% and Tyco Electronics 31% of the settlement amount.

        Tyco incurred a charge to expense, for which no tax benefit is available, and a current liability of $2.975 billion in the third quarter of 2007. Tyco borrowed under its unsecured bridge and credit facilities to fund the liability and placed the proceeds in escrow for the benefit of the class. In connection with the Separation, Covidien and Tyco Electronics assumed their portion of the related borrowing. The Company has also recovered or expects to recover certain of these costs from insurers. As a result, the Company recorded $113 million of recoveries in connection with the class action settlement in its Consolidated Statements of Income for 2007. Based on the Separation and Distribution Agreement, the Company recorded payables to Covidien and Tyco Electronics for their portion of the 2007 recoveries with an offset to shareholders' equity. The Company recovered an additional $25 million of costs from insurers in the third quarter of 2008. The Company recorded payables to Covidien and Tyco Electronics for their respective shares of the 2008 recoveries resulting in a net $7 million credit recorded to class action settlement, net in the income statement.

        Since all legal contingencies that could have affected the settlement were exhausted on February 21, 2008, the administration and distribution of the settlement funds in escrow has been managed by the counsel of the certified class and Tyco is not subject to any further liability related to the class action settlement. As a result, Tyco has extinguished the class action liability and no longer has claim to the escrow account. The escrow accounts earned interest that was payable to the class. As such, interest was also accrued on the class action settlement liability. On February 21, 2008, the class action liability and escrow account balances including interest were each $3.02 billion.

Operating Results

        Net revenue, operating income and net income were as follows ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Revenue from product sales	$3,413	$3,033	$9,617	$8,610
Service revenue	1,802	1,669	5,298	4,915

Net revenue	$5,215	$4,702	$14,915	$13,525

Operating income (loss)	$577	$(2,581)	$1,512	$(2,129)
Interest income	16	29	99	54
Interest expense	(91)	(78)	(323)	(208)
Other income (expense), net	(257)	(259)	(205)	(257)

Income (loss) from continuing operations before income taxes and minority interest	245	(2,889)	1,083	(2,540)
Income taxes	(45)	(163)	(249)	(190)
Minority interest	(1)	(2)	(3)	(3)

Income (loss) from continuing operations	199	(3,054)	831	(2,733)
Income (loss) from discontinued operations, net of income taxes	277	(497)	288	810

Net income (loss)	$476	$(3,551)	$1,119	$(1,923)

        Net revenue increased $513 million, or 10.9%, for the third quarter and $1,390 million, or 10.3%, for the first nine months of 2008 as compared to the same periods last year. The increases in both periods reflect net revenue growth in all of our segments led by solid year over year increases in Flow Control and ADT Worldwide. The increase in net revenue in Flow Control resulted from volume growth due to continued strength in most industrial end markets with significant project growth in the valves and thermal controls business. In addition, net revenue growth in ADT Worldwide was attributable to strong growth in all geographic regions, as well as growth in its North American recurring revenue base. Foreign currency exchange rates positively affected the third quarter by $217 million and the first nine months of 2008 by $694 million. The net impact of acquisitions, divestitures and other activity positively affected the same periods by $5 million and negatively by $19 million, respectively.

        Operating income increased $3.2 billion for the quarter ended June 27, 2008 as compared to the quarter ended June 29, 2007. Operating income increased $3.7 billion for the first nine months of 2008. Prior year periods include the class action settlement charge of $2.884 billion. Strong year over year income growth in a majority of the business segments for the quarter and all segments for the nine months, led by Flow Control and ADT Worldwide, and lower corporate expenses contributed to the increases in operating income. Additionally, operating income was negatively impacted by net charges of $28 million and $110 million in the quarter and nine months ended June 27, 2008, respectively, compared to net charges of $75 million and $231 million in the quarter and nine months ended June 29, 2007, respectively.

        Net charges of $55 million in the quarter ended June 27, 2008 were comprised of net restructuring and asset impairment charges of $53 million and a legacy legal settlement charge of $9 million, offset by a credit of $7 million for class action settlement recoveries. Net charges of $137 million in the nine months ended June 27, 2008 resulted from net restructuring and asset impairment charges of $110 million, a legacy legal settlement charge of $29 million and $5 million of separation costs, offset by a credit of $7 million for class action settlement recoveries.

        Net charges of $75 million in the quarter ended June 29, 2007 were comprised of net restructuring, asset impairment and divestiture charges of $47 million and $28 million of separation costs. The nine months ended June 29, 2007 included net charges of $231 million including $146 million of net restructuring, impairment and divestiture charges and $85 million of separation costs. Also impacting operating income in the period ended June 29, 2007 was a goodwill impairment charge of $46 million due to the reorganization into our new management and segment reporting structure.

Segment Results:

        The segment discussions that follow describe the significant factors contributing to the changes in results for each of our segments included in continuing operations.

Quarter Ended June 27, 2008 Compared to Quarter Ended June 29, 2007

  ADT Worldwide

        Net revenue, operating income and operating margin for ADT Worldwide were as follows ($ in millions):

	For the Quarters Ended
	June 27, 2008	June 29, 2007
Revenue from product sales	$704	$680
Service revenue	1,296	1,229

Net revenue	$2,000	$1,909

Operating income	$239	$205
Operating margin	12.0%	10.7%

        Net revenue by geographic area for ADT Worldwide was as follows ($ in millions):

	For the Quarters Ended
	June 27, 2008	June 29, 2007
North America	$1,042	$1,008
Europe, Middle East and Africa ("EMEA")	667	651
Rest of World	291	250

	$2,000	$1,909

        Net revenue for ADT Worldwide increased $91 million, or 4.8%, during the quarter ended June 27, 2008, with service revenue up 5.5%, as compared to the quarter ended June 29, 2007. Revenue from product sales includes sales and installation of electronic security and other systems. Service revenue is comprised of electronic security services and maintenance, including the monitoring of burglar alarms, fire alarms and other life safety systems as well as services related to retailer anti-theft systems. The 3.4% revenue growth in North America resulted largely from solid growth in recurring residential revenue offset by weakness in the retailer end market. Revenue in the EMEA region grew 2.5% driven by the favorable impact of foreign currency offset by a decline in contracting revenue primarily in the United Kingdom. The 16.4% revenue growth in the Rest of World geographies was primarily driven by strong growth across all geographic regions, and to a much lesser extent, by favorable changes in foreign currency exchange rates. Overall, the ADT Worldwide net revenue increase included the favorable impact of changes in foreign currency exchange rates of $55 million.

        Attrition rates for customers in our ADT Worldwide business increased to an average of 12.7% on a trailing 12-month basis as of June 27, 2008 as compared to 12.3% as of September 28, 2007 and 12.6% as of June 29, 2007. The increased attrition was in the U.S. commercial business primarily due to the exit of an unfavorable service contract and, to a lesser extent, various customers switching from a contractual service agreement to a time and material basis. Internationally, our attrition rate continued to improve.

        Operating income increased $34 million, or 16.6%, in the quarter ended June 27, 2008 from the same period in the prior year. This increase is largely impacted by a $46 million goodwill impairment charge in the quarter ended June 29, 2007 due to the reorganization into our new management and segment reporting structure. Factors that positively impacted operating income also included increased recurring revenue. In addition, results for the quarter ended June 27, 2008 included net restructuring and asset impairment charges of $31 million, which were related to the reacquisition of certain unfavorable franchise rights and actions taken to improve field efficiencies and to consolidate certain administrative functions in Europe. The same period in the prior year included net restructuring charges of $11 million.

        Operating margin in ADT Worldwide increased to 12.0% in the quarter ended June 27, 2008 from 10.7% for the same period in the prior year reflecting increases in all geographic areas. The recent restructuring actions that have been implemented in Europe are expected to continue to drive further improvements to the operating margin in EMEA.

  Flow Control

        Net revenue, operating income and operating margin for Flow Control were as follows ($ in millions):

	For the Quarters Ended
	June 27, 2008	June 29, 2007
Revenue from product sales	$1,065	$935
Service revenue	67	47

Net revenue	$1,132	$982

Operating income	$152	$124
Operating margin	13.4%	12.6%

        Net revenue for Flow Control increased $150 million, or 15.3%, in the quarter ended June 27, 2008 as compared to the quarter ended June 29, 2007. The increase in net revenue was largely driven by continued strength in the energy end market in the valves and thermal controls businesses. This growth was offset by reduced project activity in the water business. Favorable changes in foreign currency exchange rates positively impacted revenue by $93 million, while the net impact of acquisitions, divestitures and other activity positively affected revenue by $5 million.

        The increase in operating income of $28 million, or 22.6%, in the quarter ended June 27, 2008 as compared to the same period in the prior year was primarily due to revenue growth, as well as reduced operating expenses. In addition, results for the quarter ended June 27, 2008 included net restructuring charges of $3 million. The same period in the prior year included net restructuring charges of $2 million.

  Fire Protection Services

        Net revenue, operating income and operating margin for Fire Protection Services were as follows ($ in millions):

	For the Quarters Ended
	June 27, 2008	June 29, 2007
Revenue from product sales	$487	$461
Service revenue	432	387

Net revenue	$919	$848

Operating income	$97	$58
Operating margin	10.6%	6.8%

        Net revenue for Fire Protection Services increased $71 million, or 8.4%, during the quarter ended June 27, 2008 as compared to the quarter ended June 29, 2007 driven by increases in both product sales and service revenue. Revenue from product sales includes sales and installation of fire protection and other systems. Service revenue comprises inspection, maintenance, service and monitoring of fire detection and suppression systems. The increase in product sales was aided by favorable foreign currency exchange rates. The increase in service revenue was related to growth in service work and sprinkler contracting and electronic services in the North American and EMEA regions as well as favorable foreign currency exchange rates. This increase was partially offset by the continued exit of non-core operations and lower margin projects. Changes in foreign currency exchange rates had a favorable impact of $35 million.

        Operating income increased $39 million, or 67.2%, in the quarter ended June 27, 2008 as compared to the same period in the prior year. This increase was primarily driven by increased sales in higher margin electronic services and improved margins in most geographic regions, reflecting better operational execution, increased selectivity on higher margin projects and the benefits of restructuring efforts. The same period in the prior year included net restructuring charges of $12 million.

  Electrical and Metal Products

        Net revenue, operating income and operating margin for Electrical and Metal Products were as follows ($ in millions):

	For the Quarters Ended
	June 27, 2008	June 29, 2007
Revenue from product sales	$651	$519
Service revenue	1	—

Net revenue	$652	$519

Operating income	$141	$47
Operating margin	21.6%	9.1%

        Net revenue for Electrical and Metal Products increased $133 million, or 25.6%, in the quarter ended June 27, 2008 as compared to the quarter ended June 29, 2007. The increase in net revenue was mostly driven by better pricing for steel tubular products. Changes in foreign currency exchange rates had a favorable impact of $12 million.

        Operating income increased $94 million, or 200%, in the quarter ended June 27, 2008 as compared to the same period in the prior year primarily due to better metal spreads and continued improvement in manufacturing efficiencies. In addition, results for the quarter ended June 27, 2008 included net restructuring charges of $5 million.

  Safety Products

        Net revenue, operating income and operating margin for Safety Products were as follows ($ in millions):

	For the Quarters Ended
	June 27, 2008	June 29, 2007
Revenue from product sales	$506	$438
Service revenue	5	4

Net revenue	$511	$442

Operating income	$79	$72
Operating margin	15.5%	16.3%

        Net revenue for Safety Products increased $69 million, or 15.6%, during the quarter ended June 27, 2008 as compared to the quarter ended June 29, 2007 primarily from strong performance in the fire suppression and life safety businesses. The increase in the fire suppression business was driven by continued growth in the energy and mechanical sectors, favorable product mix and increased selling prices to offset increasing raw material costs. Life safety also maintained strong revenue growth as a result of new product introductions. Favorable changes in foreign currency exchange rates of $22 million also contributed to the increase in revenue.

        Operating income increased $7 million, or 9.7%, during the quarter ended June 27, 2008 as compared to the same period in the prior year. Increased sales volume and improved productivity was partially offset by increased investments in product development, sales and marketing, and net restructuring charges of $12 million. The same period in the prior year included net restructuring and asset impairment charges of $8 million.

  Corporate and Other

        Corporate expense in the quarter ended June 27, 2008 was $2.956 billion lower as compared to the same period in the prior year, largely resulting from the class action settlement charge of $2.884 billion, separation costs of $28 million and net restructuring and asset impairment charges of $14 million primarily related to the consolidation of certain headquarter functions for the quarter ended June 29, 2007. Corporate expense for the quarter ended June 27, 2008 included net charges of $4 million composed of a $9 million charge for a legacy legal settlement, $2 million of restructuring charges offset by a credit of $7 million for class action settlement recoveries. The remaining decrease in corporate expense is related to cost reduction initiatives and the restructuring program. We continue to target a full year corporate expense run rate of $500 million.

  Interest Income and Expense

        Interest income was $16 million and $29 million during the quarters ended June 27, 2008 and June 29, 2007, respectively. The decrease in interest income is primarily related to interest earned on the class action escrow settlement account in prior year.

        Interest expense was $91 million in the quarter ended June 27, 2008 as compared to $78 million in the quarter ended June 29, 2007. The increase in interest expense is primarily related to increased costs related to our bridge loan facility, which was terminated in June 2008 and revolving credit facilities, primarily offset by interest on the class action liability in the prior year.

  Other Expense, Net

        Other expense, net was $257 million and $259 million during the quarters ended June 27, 2008 and June 29, 2007, respectively, which represents loss on extinguishment of debt related to the consent solicitation and exchange offers and termination of the bridge loan facility in the current year and the loss on early extinguishment of debt incurred in connection with the debt tender offers related to the Separation in the prior year.

  Effective Income Tax Rate

        Our effective income tax rate was 18.4% during the quarter ended June 27, 2008. The effective tax rate for the third quarter of 2007 is not meaningful primarily as a result of the class action settlement charge of $2.884 billion and the loss on early extinguishment of debt of $259 million for which no tax benefit is available. Additionally, taxes for the third quarter of 2007 were negatively impacted by tax costs related to the Separation of $56 million.

Nine Months Ended June 27, 2008 Compared to Nine Months Ended June 29, 2007

  ADT Worldwide

        Net revenue, operating income and operating margin for ADT Worldwide were as follows ($ in millions):

	For the Nine Months Ended
	June 27, 2008	June 29, 2007
Revenue from product sales	$2,083	$2,022
Service revenue	3,882	3,637

Net revenue	$5,965	$5,659

Operating income	$710	$601
Operating margin	11.9%	10.6%

        Net revenue by geographic area for ADT Worldwide was as follows ($ in millions):

	For the Nine Months Ended
	June 27, 2008	June 29, 2007
North America	$3,113	$3,049
Europe, Middle East and Africa ("EMEA")	1,993	1,898
Rest of World	859	712

	$5,965	$5,659

        Net revenue for ADT Worldwide increased $306 million, or 5.4%, during the nine months ended June 27, 2008, with product revenue up 3.0% and service revenue up 6.7%, as compared to the nine months ended June 29, 2007. Revenue from product sales includes sales and installation of electronic security and other systems. Service revenue is comprised of electronic security services and maintenance, including the monitoring of burglar alarms, fire alarms and other life safety systems as well as services related to retailer anti-theft systems. The 2.1% revenue growth in North America resulted largely from growth in recurring residential revenue offset by declines from its retailer end markets. Revenue in the EMEA region grew 5.0% driven by slight increases in recurring revenue, offset by a decline in contracting revenue in the United Kingdom. The 20.6% revenue growth in the Rest of World geographies was primarily driven by strong operational growth across all geographic regions and, to a lesser extent, by favorable changes in foreign currency exchange rates. Overall, the ADT Worldwide net revenue increase included the favorable impact of changes in foreign currency exchange rates of $209 million, while the net impact of acquisitions, divestitures, and other activity negatively affected revenue by $20 million.

        Attrition rates for customers in our ADT Worldwide business increased to an average of 12.7% on a trailing 12-month basis as of June 27, 2008 as compared to 12.3% as of September 28, 2007 and 12.6% as of June 29, 2007. The increased attrition was in the U.S. commercial business primarily due to the exit of an unfavorable service contract and, to a lesser extent, various customers switching from a contractual service agreement to a time and material basis. Internationally, our attrition rate continued to improve.

        Operating income increased $109 million, or 18.1%, in the nine months ended June 27, 2008 from the same period in the prior year. Factors that positively impacted operating income included increased volume, operational efficiencies, including those achieved from restructuring activities in Europe, and lower depreciation and amortization expense. The decrease to depreciation and amortization expense occurred primarily in North America and resulted from changes to the depreciation method and estimated useful lives for pooled subscriber assets and changes to the estimated useful lives of dealer intangible assets. The reduction in depreciation and amortization expense was more than offset by increased net expenses of $51 million, primarily related to converting customers from analog to digital signal transmissions in North America. In addition, results for the nine months ended June 27, 2008 included net restructuring and asset impairment charges of $49 million, which were primarily related to improving operational efficiencies and consolidating certain administrative functions in Europe. The same period in the prior year included net restructuring and asset impairment charges of $67 million and a goodwill impairment charge of $46 million due to the reorganization into our new management and segment reporting structure.

        Operating margin in ADT Worldwide increased to 11.9% in the nine months ended June 27, 2008 from 10.6% for the same period in the prior year as a result of less charges in the current year as noted above. In addition, the current year reflects operational improvement in North America and EMEA offset by a slight decline in the Rest of World geographies. The recent restructuring actions that have been implemented in Europe are expected to continue to drive further improvements to the operating margin in EMEA.

  Flow Control

        Net revenue, operating income and operating margin for Flow Control were as follows ($ in millions):

	For the Nine Months Ended
	June 27, 2008	June 29, 2007
Revenue from product sales	$3,075	$2,585
Service revenue	155	110

Net revenue	$3,230	$2,695

Operating income	$466	$334
Operating margin	14.4%	12.4%

        Net revenue for Flow Control increased $535 million, or 19.9%, in the nine months ended June 27, 2008 as compared to the nine months ended June 29, 2007. The increase in net revenue was largely driven by continued strength in most industrial end markets with significant volume growth in the valves and thermal controls businesses. Growth in these businesses was strong across all geographical regions, and, in particular, North America and Europe. Favorable changes in foreign currency exchange rates positively impacted revenue by $270 million, while the net impact of acquisitions, divestitures and other activity positively affected revenue by $3 million.

        The increase in operating income of $132 million, or 39.5%, in the nine months ended June 27, 2008 as compared to the same period in the prior year was primarily due to revenue growth, as well as volume efficiencies. The increase in operating income during the nine months ended June 27, 2008 was partially offset by net restructuring charges of $5 million. The same period in the prior year included net restructuring and asset impairment charges of $13 million, as well as $3 million of divestiture charges and $1 million of separation costs.

  Fire Protection Services

        Net revenue, operating income and operating margin for Fire Protection Services were as follows ($ in millions):

	For the Nine Months Ended
	June 27, 2008	June 29, 2007
Revenue from product sales	$1,369	$1,305
Service revenue	1,240	1,150

Net revenue	$2,609	$2,455

Operating income	$247	$178
Operating margin	9.5%	7.3%

        Net revenue for Fire Protection Services increased $154 million, or 6.3%, during the nine months ended June 27, 2008 as compared to the nine months ended June 29, 2007 driven by increases in both product sales and service revenue. Revenue from product sales includes sales and installation of fire protection and other systems. Service revenue comprises inspection, maintenance, service and monitoring of fire detection and suppression systems. The increase in product sales was aided by favorable foreign currency exchange rates. The increase in service revenue related to growth in electronic services and sprinkler contracting in North America as well as favorable foreign currency exchange rates. This increase was partially offset by reduced revenue in Australia/New Zealand as well as the planned exit of low performing non-core activities in Latin America. Changes in foreign currency exchange rates had a favorable impact of $114 million.

        Operating income increased $69 million, or 38.8%, in the nine months ended June 27, 2008 as compared to the same period in the prior year and was primarily driven by improved margins in most geographic regions and increased sales in higher margin electronic services. The nine months ended June 27, 2008 included net restructuring charges of $1 million. The same period in the prior year included net restructuring charges of $14 million and $1 million of divestiture charges.

  Electrical and Metal Products

        Net revenue, operating income and operating margin for Electrical and Metal Products were as follows ($ in millions):

	For the Nine Months Ended
	June 27, 2008	June 29, 2007
Revenue from product sales	$1,677	$1,439
Service revenue	4	2

Net revenue	$1,681	$1,441

Operating income	$254	$114
Operating margin	15.1%	7.9%

        Net revenue for Electrical and Metal Products increased $240 million, or 16.7%, in the nine months ended June 27, 2008 as compared to the nine months ended June 29, 2007. The increase in net revenue was largely driven by selling price increases and steel tubular product volume. Additionally, the selling prices of armored cable increased, however, this was offset by decreased sales volume. Changes in foreign currency exchange rates had a favorable impact of $34 million.

        Operating income increased $140 million, or 122.8%, in the nine months ended June 27, 2008 as compared to the same period in the prior year due to better selling prices of steel tubular products and higher volume. In addition, results for the nine months ended June 27, 2008 included net restructuring charges of $12 million.

  Safety Products

        Net revenue, operating income and operating margin for Safety Products were as follows ($ in millions):

	For the Nine Months Ended
	June 27, 2008	June 29, 2007
Revenue from product sales	$1,413	$1,259
Service revenue	14	13

Net revenue	$1,427	$1,272

Operating income	$219	$209
Operating margin	15.3%	16.4%

        Net revenue for Safety Products increased $155 million, or 12.2%, during the nine months ended June 27, 2008 as compared to the nine months June 29, 2007 primarily from strong performance in the fire suppression and life safety businesses. The increase in the fire suppression business was driven by continued growth in the energy and marine sectors, favorable product mix and increased selling prices to offset increasing raw material costs. Favorable changes in foreign currency exchange rates of $67 million also contributed to the increase in revenue.

        Operating income increased $10 million, or 4.8% in the nine months ended June 27, 2008 as compared to the same period in the prior year. Increased sales volume along with the impact of cost savings from operational excellence initiatives were partially offset by $39 million of net restructuring and asset impairment charges. The same period in the prior year included $20 million of net restructuring and asset impairment charges.

  Corporate and Other

        Corporate expense in the nine months ended June 27, 2008 was $3.181 billion lower as compared to the same period in the prior year, largely resulting from the class action settlement charge of $2.884 billion, separation costs of $84 million and net restructuring and asset impairment charges of $32 million primarily related to the consolidation of certain headquarter functions in the nine months ended June 29, 2007. Corporate expense for the nine months ended June 27, 2008 included net charges of $31 million comprised of a $29 million charge for a legacy legal settlement, $5 million of separation costs and $4 million of restructuring charges offset by a credit of $7 million for class action settlement recoveries. The remaining decrease in corporate expense is related to cost reduction initiatives and the restructuring program. We continue to target a full year corporate expense run rate of $500 million.

  Interest Income and Expense

        Interest income was $99 million and $54 million during the nine months ended June 27, 2008 and June 29, 2007, respectively. The increase in interest income is primarily related to interest earned on the class action settlement escrow of $47 million in the nine months ended June 29, 2007.

        Interest expense was $323 million in the nine months ended June 27, 2008 as compared to $208 million in the nine months ended June 29, 2007. The increase in interest expense is primarily related to interest on the class action settlement liability of $47 million, and to a lesser extent increased costs related to our bridge loan facility and revolving credit facilities.

  Other Expense, Net

        Other expense, net was $205 million and $257 million during the nine months ended June 27, 2008 and June 29, 2007, respectively.

        Other expense, net for the nine months ended June 27, 2008 includes $258 million for loss on extinguishment of debt related to the consent solicitation and exchange offers and termination of the bridge loan facility and $40 million of income as a result of an increase in the receivables due from Covidien and Tyco Electronics under the Tax Sharing Agreement upon the adoption of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 48, "Accounting for Uncertain Income Taxes—an interpretation of FASB Statement No. 109." In addition, $10 million for other activity was recorded through the third quarter of 2008 in accordance with the Tax Sharing Agreement in other income, net.

        Other expense, net for the nine months ended June 29, 2007 primarily includes loss on early extinguishment of debt related to the debt tender offers in connection with the Separation.

  Effective Income Tax Rate

        Our effective income tax rate was 23.0% during the nine months ended June 27, 2008. Enacted tax law changes during the nine months ended June 27, 2008 negatively impacted non-U.S. deferred tax assets. The effective tax rate for the nine months ended June 29, 2007 is not meaningful primarily as a result of the class action settlement charge of $2.884 billion and the loss on early extinguishment of debt of $259 million for which no tax benefit is available. Additionally, taxes for the nine months ended June 29, 2007 were negatively impacted by tax costs related to the Separation of $85 million and were favorably impacted by the release of a deferred tax valuation allowance related to non-U.S. tax rulings received during the period and reduced reserve requirements on certain legacy tax matters.

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

        Under the Tax Sharing Agreement, the Company shares responsibility for certain of Tyco's, Covidien's and Tyco Electronics' income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and Tyco Electronics share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and Tyco Electronics' U.S. income tax returns. All costs and expenses associated with the management of these shared tax liabilities are shared equally among the parties. Tyco has recorded a receivable from Covidien and Tyco Electronics of $153 million at June 27, 2008 and $103 million at September 28, 2007, which is included in other assets as our estimate of their portion of the Tax Sharing obligations. Other liabilities include $554 million at June 27, 2008 and $543 million at September 28, 2007 for the fair value of Tyco's obligations under the Tax Sharing Agreement, determined in accordance with FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Tyco assesses the shared tax liabilities and related FIN No. 45 liability at each reporting period. The receivable and liability were initially recognized with an offset to shareholders' equity in 2007. In the first quarter of 2008, in connection with the adoption of FIN No. 48 and the related increase in uncertain tax positions for shared tax liabilities under the Tax Sharing Agreement, Tyco increased its receivable from Covidien and Tyco Electronics under the Tax Sharing Agreement with a corresponding increase to other income, net by $40 million ($0.08 for both basic and diluted earnings per share). In addition, $10 million for other activity was recorded in the first quarter of 2008 in accordance with the Tax Sharing Agreement.

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

        During the second quarter of 2008, the IRS issued additional RARs asserting a withholding tax liability of approximately $106 million associated with the prior proposed tax adjustments related to Tyco, Covidien and Tyco Electronics. The amount related to Tyco is immaterial. The Company, as Audit Managing Party as specified in the Tax Sharing Agreement, intends to vigorously defend its prior filed tax return positions and determined that no adjustment is required to the Company's guarantees and indemnifications liability recorded in conjunction with the Tax Sharing Agreement as discussed in "Guarantees" within Management's Discussion and Analysis of Financial Condition and Results of Operations. Additionally, the IRS is auditing the prior tax returns of the Company, which include legal entities of Tyco, Covidien and Tyco Electronics for the 2001 to 2004 period.

        In connection with the adoption of FIN No. 48, the Company reassessed its related uncertain tax positions for recognition and measurement and has made any necessary adjustments. Those adjustments were not material. The Company believes that the amounts recorded in its financial statements relating to these tax adjustments are sufficient. However, the ultimate resolution of these matters is uncertain and could result in a material impact to the Company's financial position, results of operations, cash flows or the effective tax rate in future reporting periods.

        The IRS proposed civil fraud penalties against a prior subsidiary that was distributed to Tyco Electronics arising from alleged actions of former executives in connection with certain intercompany transfers of stock of Simplex Technologies in 1998 and 1999. Based on statutory guidelines, we estimate the proposed penalties could range between $30 million and $50 million. The Company, as Audit Managing Party as specified in the Tax Sharing Agreement, will vigorously oppose the assertion of any such penalties against Tyco Electronics, in part, because beginning in 2003 the Company discovered, investigated and reported the conduct at issue to the IRS and fully cooperated in the criminal prosecution of the Company's former Chief Tax Officer on a charge of willful filing of a false tax return. This is a pre-Separation shared tax matter under the Tax Sharing Agreement.

        Additionally, during 2008 the Company will complete proposed amendments to its U.S. federal income tax returns for periods subsequent to 2002, which will primarily reflect the roll forward through 2006 of the amendments for the periods 1997 to 2002. When the Company's tax return positions are updated additional adjustments are expected to be identified and recorded in the Consolidated Financial Statements. The Company believes that any resulting adjustments will not have a material impact on its financial condition, results of operations or cash flows.

Divestitures and Acquisitions

        During the third quarter of 2008, the Company approved a plan to sell a business in the Safety Products segment. This business is presented in continuing operations as the criteria for discontinued operations have not been met. The Company has assessed and determined that the carrying value of this business is recoverable and will continue to assess recoverability based on current fair value, less cost to sell, until the business is sold. Fair value used for the impairment assessment was based on existing market conditions. The Company expects to complete this sale during the first half of fiscal 2009.

Divestitures

        In April 2008, the Company sold Ancon Building Products, which manufactures stainless steel products used in masonry construction. The sale was completed for $164 million in net cash proceeds and a gain of $100 million which was largely exempt from tax.

        In February 2008, the Company sold Nippon Dry-Chemical Co., Ltd. ("NDC"), a company in the Japanese fire protection industry, for $50 million in net cash proceeds and a pre-tax gain of $7 million was recorded.

        In January 2008, the Company sold a European manufacturer of public address products and acoustic systems and recorded an $8 million pre-tax loss on sale.

        Infrastructure Services provides consulting, engineering, construction management and operating services for the water, wastewater, environmental, transportation and facilities market and are expected to be sold in several transactions. In May 2008, the Company sold 100% of the stock of Empresa de Transmissao de Energia do Oeste Ltda. ("ETEO"), part of Infrastructure Services, for $338 million of net cash proceeds and recorded a pre-tax gain of $232 million including the effects of the economic hedge of the purchase price discussed below. On February 11, 2008, the Company executed a definitive agreement to sell the remaining portion of Infrastructure Services for approximately $510 million, excluding Earth Tech Brasil Ltda. ("ET Brasil"). This sale substantially closed on July 25, 2008 with certain assets to be conveyed at a later date. See Note 16 to the Consolidated Financial Statements for further discussion. At June 27, 2008, the Company has assessed and determined that the carrying value of Infrastructure Services is recoverable based on current fair value, less cost to sell. During the second quarter of 2008, the Company recorded a pre-tax impairment charge of approximately $22 million to write down ET Brasil to its fair value, less cost to sell. Fair value used for the impairment assessments were based on existing market conditions. The Company expects to complete this sale during calendar 2008.

        During September 2007, Tyco entered into an economic hedge of the Brazilian Real denominated contractual sale price of the ETEO business. Since this hedging transaction is directly linked to the proceeds from the sale of a business that is reflected in discontinued operations, Tyco began including the impact of this hedge in discontinued operations during the first quarter of 2008. During the quarter and nine months ended June 27, 2008, Tyco incurred losses of $20 million and $36 million, respectively, on this hedge. The impact of this hedge in the prior year was not material.

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

        The Company has used available information to develop its best estimates for certain assets and liabilities related to the Separation. In limited instances, final determination of the balances will be made in subsequent periods. During the nine months ended June 27, 2008, $19 million was recorded through shareholders' equity, primarily related to adjustments to certain pre-Separation tax liabilities.

        Adjustments in the future for the impact of filing final income tax returns in certain jurisdictions where those returns include a combination of Tyco, Covidien and/or Tyco Electronics legal entities and for certain amended income tax returns for the periods prior to the Separation may be recorded to either shareholders' equity or the statement of income depending on the specific item given rise to the adjustment.

Acquisitions

        On June 5, 2008, the Company acquired substantially all of the assets of Winner Security Services LLC ("Winner") for $90 million. The franchise was originally granted by Sensormatic Electronics Corporation and granted Winner rights to sell, install and service certain Sensormatic products and entitled Winner to commissions on Sensormatic products sold, installed or shipped into its franchise territories. Sensormatic products are sold through ADT Worldwide and Safety Products.

        This transaction was accounted for as a business combination and the Company applied Emerging Issues Task Force ("EITF") Issue No. 04-01, "Accounting for Preexisting Relationships between the Parties to a Business Combination," since there was a preexisting relationship between the Company and Winner that needed to be assessed and accounted for separately. After assessing the specific facts and circumstances related to this transaction, the Company recorded a $27 million charge in the third quarter of 2008 for the reacquisition of franchise rights that were deemed to be unfavorable to the Company when compared to pricing for current market transactions for similar arrangements. The Company utilized an income method valuation approach in measuring the value of the preexisting relationship. Since this charge relates to a change in the manner in which the Company will conduct business in these territories, it has been reflected as a restructuring charge. The remaining purchase price is comprised of $58 million of indefinite-lived intangibles and $5 million of goodwill.

        The results of operations of the acquired company have been included in Tyco's consolidated results from the acquisition date. This acquisition did not have a material effect on the Company's financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

        The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses.

        We believe that our accounting policies for depreciation and amortization methods of security monitoring-related assets, revenue recognition, loss contingencies, income taxes, goodwill and indefinite-lived intangible assets, long-lived assets and pension and postretirement benefits are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the nine months ended June 27, 2008, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2007 (the "2007 Form 10-K") other than the adoption of FIN No. 48.

Liquidity and Capital Resources

        The sources of our cash flow from operating activities and the use of a portion of that cash in our operations were as follows ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Cash flows from operating activities:
Operating income (loss)	$577	$(2,581)	$1,512	$(2,129)
Depreciation and amortization(1)	288	275	854	867
Non-cash compensation expense	21	40	78	121
Deferred income taxes	(10)	19	(115)	(74)
Provision for losses on accounts receivable and inventory	38	18	99	62
Loss on extinguishment of debt	258	259	258	259
Goodwill impairment	—	46	—	46
Other, net	(225)	(244)	(132)	(225)
Class action settlement liability	—	2,972	(3,020)	2,972
Net change in working capital	(115)	(492)	(969)	(744)
Interest income	16	29	99	54
Interest expense	(91)	(78)	(323)	(208)
Income tax expense	(45)	(163)	(249)	(190)

Net cash provided by (used in) operating activities	$712	$100	$(1,908)	$811

Other cash flow items:
Capital expenditures, net(2)	$(186)	$(168)	$(531)	$(457)
Decrease in the sale of accounts receivable	2	3	12	6
Accounts purchased from ADT dealer network	(82)	(97)	(269)	(273)
Purchase accounting and holdback liabilities	—	(1)	(2)	(5)
Voluntary pension contributions	—	5	1	23

(1)
The quarters ended June 27, 2008 and June 29, 2007 included depreciation expense of $159 million and $150 million, respectively, and amortization of intangible assets of $129 million and $125 million, respectively. The nine months ended June 27, 2008 and June 29, 2007 included depreciation expense of $461 million and $482 million, respectively, and amortization of intangible assets of $393 million and $385 million, respectively.

(2)
Included net proceeds received for the sale/disposition of property, plant and equipment of $4 million in both the quarters ended June 27, 2008 and June 29, 2007, as well as $14 million for both the nine months ended June 27, 2008 and June 29, 2007.

        The net change in working capital decreased operating cash flow by $115 million in the quarter ended June 27, 2008. The significant changes in working capital included a $135 million increase in accounts receivable, a $33 million decrease in accrued and other liabilities, primarily due to accrued legal and audit, a $24 million increase in inventory, partially offset by a $71 million increase in accounts payable.

        The net change in working capital decreased operating cash flow by $969 million in the nine months ended June 27, 2008. The components of this change are set forth in detail in the Consolidated Statements of Cash Flows. The significant changes in working capital included a $357 million decrease in accrued and other liabilities, primarily related to bonus accruals, accrued warranties, and accrued restructuring, a $135 million decrease in accounts payable, a $173 million increase in inventories and a $243 million increase in accounts receivable.

        During the second quarter of 2008, Tyco released $2,960 million of funds placed in escrow during the third quarter of 2007 as well as $60 million of interest earned on those funds for the benefit of the class as stipulated in the Court's final order related to the class action settlement.

        During the nine months ended June 27, 2008, we purchased approximately 262,000 customer contracts for electronic security services through the ADT dealer program for cash of $269 million.

        During the nine months ended June 27, 2008, we sold 100% of the stock of ETEO for $338 million in net cash proceeds, we sold Ancon Building Products for $164 million in net cash proceeds, and completed the sale of NDC for $50 million in net cash proceeds.

        We continue to fund capital expenditures to improve the cost structure of our businesses, to invest in new processes and technology, and to maintain high quality production standards. The level of capital expenditures in 2008 is expected to exceed the spending levels in 2007 and is also expected to exceed depreciation.

        During the quarter and nine months ended June 27, 2008, we repurchased 6.2 million and 18.3 million of our common shares for $279 million and $754 million, respectively, under the $1.0 billion share repurchase program approved by the Board of Directors in September 2007.

        During the quarter ended December 29, 2006, we launched a $350 million to $400 million company-wide restructuring program. Since the inception of this program, the Company has incurred charges of $288 million related to this program. During the quarter and nine months ended June 27, 2008, we paid $30 million and $107 million, respectively, in cash related to these restructuring activities. See Note 3 to our Consolidated Financial Statements for further information regarding our restructuring activities.

        Income taxes paid, net of refunds, related to continuing operations was $115 million and $391 million during the quarter and nine months ended June 27, 2008 and $388 million and $554 million during the quarter and nine months ended June 29, 2007.

        As previously discussed, effective June 29, 2007, we completed the Separation. In connection with the Separation, we paid $4 million and $68 million in separation costs during the quarter and nine months ended June 27, 2008, respectively. All cash payments in the quarter were included in cash flows from operating activities and $36 million of the cash payments made during the nine months were included in cash provided by discontinued operating activities. During the quarter and nine months ended June 29, 2007, we paid $103 million and $274 million in separation costs, including $74 million and $210 million included in cash provided by discontinued operating activities, respectively.

        As previously discussed, we continue to be active in refining our portfolio and have announced several divestitures which are expected to generate additional proceeds of approximately $510 million by the end of 2008. We plan to use the expected proceeds from these sales, as well as the cash generated by our operations, to continue to make investments in our businesses that are intended to grow revenue and improve productivity, including our restructuring actions. We expect to also use cash to selectively pursue acquisitions such as the purchase of FirstService Security, which we expect will strengthen our ADT business. Additionally, we expect to continue to return any excess cash to our shareholders through share repurchases and dividend payments. Since June 27, 2008, we repurchased an additional 4.8 million common shares for $190 million which completed the $1.0 billion share repurchase program approved in September 2007. On July 10, 2008, Tyco's Board of Directors approved a new $1.0 billion share repurchase program. No shares have yet been repurchased under this new program.

        Pursuant to our share repurchase program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved 10b5-1 trading plan in accordance with applicable regulations.

        Management believes that cash generated by or available to Tyco should be sufficient to fund its capital and liquidity needs for the foreseeable future, including quarterly dividend payments and the Company's $1.0 billion share repurchase program.

Capitalization

        Shareholders' equity was $16.1 billion, or $33.45 per share, at June 27, 2008, compared to $15.6 billion, or $31.50 per share, at September 28, 2007. Shareholders' equity increased due to net income of $1,119 million and favorable changes in foreign currency exchange rates of $258 million, partially offset by the repurchase of common shares by a subsidiary of $756 million and dividends declared of $219 million.

        Total debt was $4.6 billion at June 27, 2008, as compared to $4.5 billion at September 28, 2007. Total debt as a percentage of total capitalization (total debt and shareholders' equity) was 22% at both June 27, 2008 and September 28, 2007, respectively.

        Our cash balance decreased to $1.3 billion at June 27, 2008, as compared to $1.9 billion at September 28, 2007. The decrease in cash was primarily due to the repurchase of common shares, capital expenditures, dividends paid, and accounts purchased from the ADT dealer network. This decrease was offset by cash generated by the operating segments and proceeds from divestitures.

        Dividend payments were $221 million in the first nine months of 2008 and $791 million in the first nine months of 2007. The timing, declaration and payment of future dividends to holders of our common shares falls within the discretion of our Board of Directors and will depend upon many factors, including the statutory requirements of Bermuda law, our financial condition and results of operations, the capital requirements of our businesses, industry practice and any other factors the Board of Directors deems relevant.

        In connection with the settlement of litigation arising from the Separation related to our public debt, on June 3, 2008 we, along with TIFSA, our finance subsidiary, consummated consent solicitations and exchange offers related to certain series of debt issued under our 1998 and 2003 indentures. See Note 9 to the Consolidated Financial Statements for further information. In connection with the exchange offers, we issued $422 million principal amount of our 7.0% notes due 2019 in exchange for an equal principal amount of our 7.0% notes due 2028 and $707 million principal amount of our 6.875% notes due 2021 in exchange for an equal principal amount of our 6.875% notes due 2029. In connection with the consent solicitations, holders of our 6.0% notes due 2013, 6.125% notes due 2008, 6.125% notes due 2009, 6.75% notes due 2011, 6.375% notes due 2011, 7.0% notes due 2028 and 6.875% notes due 2029 collectively received consent payments totaling $250 million.

        The terms of the consent and exchange offers were evaluated as a debt modification in accordance with EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," and it was determined that the 7.0% notes due 2028 and the 6.875% notes due 2029 were extinguished, since the cash flows of the new bonds as compared to the original bonds were substantially modified. As a result, the new bonds and the 7.0% notes due 2028 and the 6.875% notes due 2029 that were not tendered for exchange were recorded at their fair value upon completion of the exchange offers. In determining fair value, we measured the bonds as if they were an initial issuance to the public. This was done by obtaining effective yield data derived from comparable pricing received from the issuance of bonds with similar ratings and covenants by large public companies.

        In connection with the consent solicitations and exchange offers, we recorded a $222 million charge to other expense, net as a loss on extinguishment of debt. This charge is comprised of the consent payments related to the extinguished bonds (notes due 2028 and 2029), premium on the exchanged bonds which represents the difference between the fair value and the book value of the extinguished bonds, the write-off of the original unamortized debt issuance costs and discount related to the extinguished bonds, as well as fees paid to third parties associated with the bonds that were not deemed extinguished. The remaining portion of the consent payment and issuance costs will be amortized over the remaining life of the bonds.

        In May 2008, TIFSA commenced issuing commercial paper to U.S. institutional accredited investors and qualified institutional buyers. Borrowings under the commercial paper program are available for general corporate purposes. As of June 27, 2008, TIFSA has $358 million of commercial paper outstanding which bore interest at an average rate of 2.98%.

        On June 24, 2008, Tyco and TIFSA entered into a $500 million senior unsecured revolving credit agreement with Citibank, N.A., as administrative agent for the lenders party thereto. This credit agreement has a three-year term. Borrowings under this agreement have a variable interest rate based on LIBOR or an alternate base rate. The margin over LIBOR can vary based on changes in our credit rating and facility utilization. Together with the existing $1.25 billion five-year senior revolving credit agreement, dated as of April 25, 2007, our total commitments increased to $1.75 billion. These revolving credit facilities will be used for working capital, capital expenditures and other corporate purposes. As of June 27, 2008, there was $400 million drawn under these unsecured revolving credit facilities.

        On April 25, 2007, we, certain of our subsidiaries and a syndicate of banks entered into a 364-day unsecured bridge loan facility. On October 1, 2007, the commitments with respect to the unused portion of our unsecured bridge loan facility expired, but were subsequently renewed before being terminated in connection with the overall facility's termination in June 2008. The unsecured bridge loan facility provided us with sufficient liquidity to repay our outstanding public debt with borrowings of up to $4.0 billion. The facility could only be used to repay, settle or otherwise extinguish such public debt, which was the subject of ongoing litigation between us and the trustee for such public debt. In June 2008, we settled this litigation and terminated this facility. For more information, see Part II, Item 1. Legal Proceedings—Indenture Trustee Litigation. In connection with the facility termination, we recorded a $36 million charge to other expense, net to write-off unamortized debt issuance costs.

        On June 21, 2007, Tyco and TIFSA entered into a $500 million letter of credit facility, with Citibank N.A. as administrative agent, that was scheduled to expire on June 15, 2008. The facility provided for the issuance of letters of credit supported by a related line of credit facility. Effective June 6, 2008, this facility and all commitments under this facility were terminated.

        TIFSA's bank credit agreements contain customary terms and conditions, and financial covenants that limit the ratio of our debt to our earnings before interest, taxes, depreciation, and amortization and that limit our ability to incur subsidiary debt or grant liens on our property. Our indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions and change-of-control provisions. None of these covenants are considered restrictive to our business. We believe we are in compliance with all of our debt covenants.

        In connection with our commercial paper program, the following short-term debt ratings were issued:

Moody's	Prime-2
Standard & Poor's	A2
Fitch	F2

Commitments and Contingencies

        For a detailed discussion of contingencies related to our litigation matters and governmental investigations related to us, see Note 9 to our Consolidated Financial Statements.

Backlog

        At June 27, 2008, Tyco had a backlog of unfilled orders of $9.9 billion, compared to a backlog of $9.0 billion at September 28, 2007. Backlog by segment was as follows ($ in millions):

	June 27, 2008	September 28, 2007
ADT Worldwide	$6,290	$6,137
Flow Control	2,073	1,579
Fire Protection Services	1,189	1,048
Electrical and Metal Products	149	114
Safety Products	178	132

	$9,879	$9,010

        Within ADT Worldwide, backlog increased primarily as a result of recurring revenue-in-force, which represents 12 months' fees for monitoring and maintenance services under contract in the security business. The amount of recurring revenue-in-force at June 27, 2008 and September 28, 2007 was $4.04 billion and $3.93 billion, respectively. Flow Control had increased bookings mostly in the Thermal control business as well as the European and Americas regions. Backlog within Fire Protection Services increased primarily as a result of increased orders in North America.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

        Certain of Tyco's international businesses utilize the sale of accounts receivable as short-term financing mechanisms. The aggregate amount outstanding under the Company's remaining international accounts receivable programs was $71 million and $76 million at June 27, 2008 and September 28, 2007, respectively.

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

        In 2001, a division of Safety Products initiated a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain O-ring seal sprinkler heads which were originally manufactured by Central Sprinkler prior to Tyco's acquisition. Under this program, the sprinkler heads are being replaced free of charge to property owners. On May 1, 2007, the Consumer Product Safety Commission and the Company announced an August 31, 2007 deadline for filing claims to participate in the VRP. The Company will fulfill all valid claims for replacement of qualifying sprinklers. The related warranty reserve reflects the Company's best estimate of the expected costs to complete the program in light of claims received through August 31, 2007 and estimated material and labor costs. Settlements during the quarter and nine months ended June 27, 2008 include cash expenditures of $13 million and $38 million, respectively, related to the VRP.

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

         Recently Issued Accounting Pronouncements—In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The Company does not expect that this standard will have a material impact on its results of operations, financial position or cash flows.

        In April 2008, the FASB issued Staff Position ("FSP") No. 142-3, "Determination of the Useful Life of Intangible Assets". FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets". FSP No. 142-3 is effective for Tyco in the first quarter of 2010. The Company is currently assessing the impact of FSP No. 142-3 on its results of operations, financial position or cash flows.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's results of operations, financial position or cash flows. The disclosure provisions of SFAS No. 161 are effective for Tyco in the second quarter of 2009.

        In December 2007, the FASB issued SFAS 141 (Revised 2007), "Business Combinations." SFAS No. 141R retains the underlying concepts of SFAS No. 141 in that business combinations are still accounted for at fair value. However, the accounting for certain other aspects of business combinations will be affected. Acquisition costs will generally be expensed as incurred. Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date. In-process research and development will be recorded at fair value as an indefinite-lived intangible at the acquisition date until it is completed or abandoned and its useful life can be determined. Changes in deferred tax asset valuation allowances and uncertain tax positions after the acquisition date will generally impact income tax expense. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for Tyco in the first quarter of fiscal 2010. The Company is currently assessing the impact that SFAS No. 141R will have on its results of its operations, financial position or cash flows.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51". SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest should be included in consolidated net income on the face of the statement of income. SFAS No. 160 also amends certain of Accounting Research Bulletin No. 51's consolidation procedures in order to achieve consistency with the requirements of SFAS No. 141R. The statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This statement is effective for Tyco in the first quarter of fiscal 2010. The Company is currently assessing the impact of SFAS No. 160 on its results of operations, financial position or cash flows.

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

Forward-Looking Information

        Certain statements in this report are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission ("SEC"), or in Tyco's communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product expansion, backlog, the consummation and benefits of acquisitions and divestitures or other matters, as well as financings and repurchases of debt or equity securities, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward- looking statements include, among other things:

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

        We utilize established risk management policies and procedures in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading or speculative purposes. Derivative financial instruments related to non-functional currency cash flows are used with the goal of mitigating a significant portion of these exposures when it is cost effective to do so. Counterparties to derivative financial instruments are limited to financial institutions with at least an A/A2 long-term debt rating.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 27, 2008, our disclosure controls and procedures were not effective because of a material weakness in our internal controls over financial reporting as of September 28, 2007, relating to accounting for income taxes, which we view as an integral part of our disclosure controls and procedures as discussed in Part II, Item 9A. Controls and Procedures in Form 10-K to the Annual Report on Form 10-K for the year ended September 28, 2007.

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

        While progress has been made, several new tax accounting and control procedures have only recently been implemented and our current environment is still characterized by a highly complex structure of approximately 1,100 legal entities. In light of this, the Company believes the material weakness relating to accounting for income taxes has not been remediated and the Company plans to implement further improvements to achieve appropriate levels of controls, reliability and sustainability in this area.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        Except as discussed below, there have been no material developments in the Company's legal proceedings that have occurred during the quarter ended June 27, 2008. For a description of the Company's previously reported legal proceedings, refer to Part I, Item 3. Legal Proceedings, in the 2007 Form 10-K and to Part II, Item 1. Legal Proceedings, in the Form 10-Q for the quarter ended March 28, 2008.

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

Class Action Settlement

        As previously reported, the Company has settled 32 purported securities class action lawsuits arising from actions alleged to have been taken by prior management, and has contributed its share to a $2.975 billion escrow account established in connection with the settlement. All legal contingencies that could have affected the final order approving the settlement expired on February 21, 2008, and the claims administrator for the settlement class is currently reviewing all of the filed claims to determine whether and to what extent the claims should be allowed and the portion of the settlement fund allocable to each claimant. The settlement did not purport to resolve the following securities cases, several of which remain outstanding and are discussed below: Hess v. Tyco International Ltd., et al., Stumpf v. Tyco International Ltd., New Jersey v. Tyco International Ltd., et al., Ballard v. Tyco International Ltd., Sciallo v. Tyco International Ltd., et al., Jasin v. Tyco International Ltd., et al., Hall v. Kozlowski, et al. and Davis v. Kozlowski et al. The settlement does not release claims arising under the Employee Retirement Income Security Act of 1974 ("ERISA"), which are not common to all class members, including any claims asserted in Overby, et al. v. Tyco International Ltd. As of the opt-out deadline, Tyco had received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. A number of these individuals and entities have filed claims separately against Tyco. Any judgments resulting from such claims or from claims that are filed in the future would not reduce the settlement amount. Generally, the claims asserted by these plaintiffs include claims similar to those asserted by the settling defendants; namely, violations of the disclosure provisions of federal securities laws. Tyco intends to vigorously defend any litigation resulting from opt-out claims. It is not possible to predict the final outcome or to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of the asserted or unasserted claims from individuals that have opted-out or from any other legacy securities litigation. Should any of these cases result in an adverse judgment or be settled for a significant amount, they could have a material adverse effect on our financial position, results of operations or cash flows.

        Pursuant to the terms of the settlement, L. Dennis Kozlowski, Mark H. Swartz and Frank E. Walsh, Jr., also are excluded from the settling defendants, and the class has assigned to Tyco all of their claims against defendants Kozlowski, Swartz and Walsh. In exchange, we have agreed to pay to the certified class 50% of any net recovery against these defendants.

        Since all legal contingencies that could have affected the settlement were exhausted on February 21, 2008, the administration and distribution of the settlement funds in escrow has been managed by the counsel of the certified class and Tyco is not subject to any further liability related to the class action settlement.

Securities Proceedings Not Covered by the Settlement

        As previously reported in our periodic filings, an action entitled Hess v. Tyco International Ltd., et al., was filed on June 3, 2004 in the Superior Court of the State of California for the County of Los Angeles against certain of our former directors and officers, our former auditors and Tyco, which was subsequently amended. The amended complaint asserts claims of fraud, negligent representation, aiding and abetting breach of fiduciary duty, and breach of fiduciary duty in connection with, and subsequent to, an underlying settlement of litigation brought by shareholders in Progressive Angioplasty Systems, Inc. where the plaintiffs received our stock as consideration. The amended complaint alleges collective losses of not less than $20 million and seeks compensatory and punitive damages. Discovery in this action is ongoing and a trial date has been set for February 2009.

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

        As previously reported in our periodic filings, on April 29, 2008, the Company signed a definitive agreement with the plaintiff to settle the lawsuit entitled New Jersey v. Tyco International Ltd., et al. In connection with the settlement, the Company made a payment of $73.25 million to the plaintiffs on June 2, 2008. Pursuant to the Separation and Distribution Agreement, the Company's share of the settlement amount was approximately $20 million, with Covidien and Tyco Electronics responsible for approximately $30 million and $23 million, respectively. The Company recorded the settlement and related receivables from each of Covidien and Tyco Electronics for their respective shares of the settlement amount in the second quarter of 2008 resulting in a net charge to selling, general and administrative expenses for its share of the settlement of approximately $20 million. The parties have filed the agreed upon order of dismissal with the Court, and the litigation has been dismissed with prejudice.

        As previously reported, on June 2, 2008, the Company entered into an Agreement in Principle with the trustee of various trusts that brought claims against the Company alleging, among other things, securities fraud in connection with the Company's 1999 acquisition of AMP, Inc. A definitive Settlement Agreement and Release ("Settlement Agreement") was executed on June 10, 2008. The Settlement Agreement sets forth the terms pursuant to which the parties will settle all claims between them that are raised or could have been raised in the previously disclosed litigation entitled Ballard v. Tyco International Ltd. The Settlement Agreement calls for the Company to make a payment of $36 million to the plaintiffs, which payment is subject to the sharing formula contained in the Separation and Distribution Agreement. Pursuant to the sharing formula, the Company's portion of the settlement amount was approximately $10 million, with Tyco Electronics and Covidien responsible for approximately $11 million and $15 million, respectively. The parties have submitted an agreed upon order of dismissal with the Court.

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

ERISA Litigation

        As previously reported in our periodic filings, Tyco and certain of our current and former employees, officers and directors, have been named as defendants in eight class actions brought under the Employee Retirement Income Security Act ("ERISA"). Two of the actions were filed in the United States District Court for the District of New Hampshire and the six remaining actions were transferred to that Court by the Judicial Panel on Multidistrict Litigation. All eight actions have been consolidated in the District Court in New Hampshire. The consolidated complaint purports to bring claims on behalf of our Retirement Savings and Investment Plans and the participants therein and alleges that the defendants breached their fiduciary duties under ERISA by negligently misrepresenting and negligently failing to disclose material information concerning, among other things, the following: related-party transactions and executive compensation; our mergers and acquisitions and the accounting therefore, as well as allegedly undisclosed acquisitions; and misstatements of our financial results. The complaint also asserts that the defendants breached their fiduciary duties by allowing the Plans to invest in our shares when it was not a prudent investment. The complaints seek recovery of alleged plan losses arising from alleged breaches of fiduciary duties. On August 15, 2006, the Court entered an order certifying a class "consisting of all Participants in the Plans for whose individual accounts the Plans purchased and/or held shares of Tyco Stock Fund at any time from August 12, 1998 to July 25, 2002." This matter remains in litigation.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration and any subsequent appeal to the district Court, its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million. The quarterly withdrawal liability payments are $1.1 million, $5.5 million of which have been paid to date. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

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

        Mr. Kozlowski was tried on criminal charges in New York County. At the conclusion of the criminal trial, the jury found Mr. Kozlowski guilty of all charges of grand larceny, conspiracy and securities fraud, and all but one count of falsification of business records. On September 19, 2005, Mr. Kozlowski was sentenced to a term of imprisonment of eight and one-third years to twenty-five years, and ordered to pay an individual fine of $70 million and restitution, jointly and severally with Mr. Swartz, to Tyco of $134 million within one year. Mr. Kozlowski has appealed his conviction. On January 2, 2007, by order of the Supreme Court of the State of New York, the New York County District Attorney's office released to Tyco, on behalf of Mr. Kozlowski, $98 million in restitution. The payment by Mr. Kozlowski was made pending the outcome of his appeal, which was denied on November 15, 2007. However, on February 29, 2008, the New York State Court of Appeals agreed to review Mr. Kozlowski's case.

         Tyco International Ltd. v. Mark H. Swartz.    As previously reported in our periodic filings, we filed a civil complaint against Mark H. Swartz, our former Chief Finance Officer, on April 1, 2003, for breach of fiduciary duty and other wrongful conduct. The complaint alleges causes of action for breach of fiduciary duty, fraud, unjust enrichment, conversion, and constructive trust, and other wrongful conduct.

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

        Mr. Swartz was tried on criminal charges in New York County. At the conclusion of the criminal trial, the jury found Mr. Swartz guilty on all charges of grand larceny, conspiracy and securities fraud, and all but one count of falsification of business records. On September 19, 2005, Mr. Swartz was sentenced to a term of imprisonment of eight and one-third years to twenty-five years, and ordered to pay an individual fine of $35 million and restitution, jointly and severally with Mr. Kozlowski, to Tyco of $134 million within one year and Mr. Swartz was ordered individually to pay damages to Tyco in the amount of $1 million. Mr. Swartz has appealed his conviction. On October 27, 2006, Mr. Swartz paid restitution to the Company in the amount of $38 million. The payment by Mr. Swartz was made pending the outcome of his appeal, which was denied on November 15, 2007. However, on February 29, 2008, the New York State Court of Appeals agreed to review Mr. Swartz's case.

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

         Tyco International Ltd. v. Frank E. Walsh, Jr.    As previously reported in our periodic filings, we filed a civil complaint against Frank E. Walsh, Jr., a former director, for breach of fiduciary duty and related wrongful conduct involving receipt by Mr. Walsh of a $20 million payment in connection with our 2001 acquisition of the CIT Group, Inc. The action alleges causes of action for restitution, breach of fiduciary duty and inducing breach of fiduciary duty, conversion, unjust enrichment, and a constructive trust, and seeks recovery for all of the losses suffered by us as a result of the defendant director's conduct. On December 17, 2002, Mr. Walsh paid $20 million in restitution to Tyco, as a result of a plea bargain agreement with the New York County District Attorney. Our claims against Mr. Walsh are still pending. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire. Discovery in this and the other affirmative cases is proceeding.

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

        As previously reported in our periodic filings, in November 2004, we received an order from the SEC to report facts and circumstances involving our participation, if any, in the United Nations Oil for Food Program governing sales of Iraqi oil. On January 10, 2005 and November 8, 2005, we responded to the order and provided information concerning transactions under the United Nations Oil for Food

Program. On January 31, 2006, we received a subpoena from the SEC to produce additional documents and information related to the participation of three of our businesses in the United Nations Oil for Food Program. The SEC notified us on June 7, 2006 that it was not recommending any enforcement action against Tyco in connection with its investigation of the United Nations Oil for Food Program. Subsequently, we discovered additional product sales that may be responsive to the SEC's order and notified the SEC staff that we intend to investigate these transactions. On June 6, 2008, we presented the results of our investigation to the SEC Staff. While it is not possible at this time to predict the final outcome of this matter, we do not believe this discovery will have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 27, 2008, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $36 million to $63 million. As of June 27, 2008, Tyco concluded that the best estimate within this range is approximately $38 million, of which $7 million is included in accrued and other current liabilities and $31 million is included in other liabilities on Tyco's Consolidated Balance Sheets. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos Matters

        As previously reported in its periodic filings, Tyco and some of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. Each case typically names between dozens to hundreds of corporate defendants. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. The Company will continue to vigorously defend the lawsuits that have been filed against it and its subsidiaries, but cannot predict whether it will be successful in those cases that proceed to trial. When appropriate, the Company settles claims. Although in the past the total amount paid in any year to settle and defend all asbestos claims has been immaterial, Tyco has recently experienced an increase in the number of lawsuits that have proceeded to trial. Of the lawsuits that have proceeded to trial in 2008, Tyco has won or settled all but one case, with that one case returning an adverse jury verdict for approximately $7.7 million, which included both compensatory and punitive damages. Tyco intends to appeal this verdict and believes that the jury verdict will be overturned. As of June 27, 2008 there were approximately 4,700 asbestos liability cases pending against the Company and its subsidiaries.

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

        During the second quarter of 2008, the IRS issued additional RARs asserting a withholding tax liability of approximately $106 million associated with the prior proposed tax adjustments related to Tyco, Covidien and Tyco Electronics. The amount related to Tyco is immaterial. The Company, as Auditing Managing Party as specified in the Tax Sharing Agreement, intends to vigorously defend its prior filed tax return positions and determined that no adjustment is required to the Company's guarantees and indemnifications liability recorded in conjunction with the Tax Sharing Agreement as discussed in "Guarantees" within Management's Discussion and Analysis of Financial Condition and Results of Operations. Additionally, the IRS is auditing the prior tax returns of the Company which includes legal entities of Tyco, Covidien and Tyco Electronics for the 2001 to 2004 period.

        In connection with the adoption of FIN No. 48, the Company reassessed its related uncertain tax positions for recognition and measurement and has made any necessary adjustments. These adjustments were not material. The Company believes that the amounts recorded in its financial statements relating to these tax adjustments are sufficient. However, the ultimate resolution of these matters is uncertain and could result in a material impact to the Company's financial position, results of operations, cash flows or the effective tax rate in future reporting periods.

        The IRS proposed civil fraud penalties against a prior subsidiary that was distributed to Tyco Electronics arising from alleged actions of former executives in connection with certain intercompany transfers of stock of Simplex Technologies in 1998 and 1999. Based on statutory guidelines, we estimate the proposed penalties could range between $30 million and $50 million. The Company, as Audit Managing Party as specified in the Tax Sharing Agreement, will vigorously oppose the assertion of any such penalties against Tyco Electronics, in part, because beginning in 2003 the Company discovered, investigated and reported the conduct at issue to the IRS and fully cooperated in the criminal prosecution of the Company's former Chief Tax Officer on a charge of willful filing of a false tax return. This is a pre-Separation shared tax matter under the Tax Sharing Agreement.

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

Indenture Trustee Litigation

        As previously reported, the Company has settled the matter entitled The Bank of New York v. Tyco International Group S.A., a lawsuit brought by the indenture trustee of certain of Tyco's public debt related to the Separation. On April 30, 2008, the court entered an order dismissing that action with prejudice. In connection with the settlement, on June 3, 2008, the Company, along with its finance subsidiary TIFSA, consummated their previously announced consent solicitations and exchange offers related to certain series of debt issued under the Company's 1998 and 2003 indentures. Tyco accepted all consents and notes validly tendered and not validly withdrawn in the exchange offers.

        In connection with the consent solicitations, Tyco entered into a series of supplemental indentures with Wilmington Trust Company, as trustee for the holders of certain series of Tyco's notes (collectively, the "Consent Notes"). The indentures governing the Consent Notes contain terms that are substantially the same as the terms that governed the Consent Notes prior to the completion of the consent solicitations, with the exception of a new covenant for each series of Consent Notes that provides noteholders with the right to require Tyco to repurchase the Consent Notes for a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase, in the event of certain change of control transactions (the "Change of Control Covenant").

        In connection with the exchange offers, Tyco issued $422 million principal amount of 7.0% Notes due 2019 (the "2019 Notes") in exchange for an equal principal amount of its 7.0% Notes due 2028 and $707 million principal amount of 6.875% Notes due 2021 (the "2021 Notes" and, together with the 2019 Notes, the "New Notes") in exchange for an equal principal amount of its 6.875% Notes due 2029. The New Notes are governed by an Indenture (the "Indenture"), dated as of June 9, 1998, between the Company, TIFSA, and Wilmington Trust Company, as successor trustee to The Bank of New York, as supplemented by two Supplemental Indentures, each dated as of June 3, 2008. The terms of the indentures governing the New Notes are substantially the same as the terms of the indentures governing the series of notes for which they were exchanged (a small portion of which remain outstanding) except that the Change of Control Covenant has been added for both the New Notes and the remaining notes. The New Notes have not been registered under the Securities Act of 1933. However, the Company has agreed to use commercially reasonable efforts to commence and complete a registered exchange offer with respect to the New Notes within the time periods set forth in a registration rights agreement that it entered at the conclusion of the exchange offers. Refer to "Liquidity and Capital Resources" within "Management's Discussion and Analysis of Financial Condition and Results of Operation" for additional information.

Other Matters

        On February 11, 2008, Tyco announced that it had entered into an agreement to sell substantially all of the remaining portion of Infrastructure Services to AECOM Technology Corporation for approximately $510 million. The sale agreement provides that certain assets and contingent liabilities related to Infrastructure Services are to be retained by Tyco. Among those assets and contingent liabilities are all costs and expenses related to the litigation between Earth Tech and the City of Phoenix, which arose from a contract dispute over Earth Tech's work on the City's 91st Avenue Wastewater Treatment Plant. On May 29, 2008, the Company agreed to settlement terms (the "MOU") with the City of Phoenix related to this matter. The MOU sets forth the basic settlement terms for the litigation, and includes a general release of all claims by each party related to the litigation without any party making any payment to any other party. On June 4, 2008, the MOU was approved by the Phoenix City Council, and the action was subsequently dismissed by the court. In connection with the foregoing, the Company has assessed its assets under the original contract with the City of Phoenix, concluded that the assets are no longer recoverable and recorded a $51 million charge to discontinued operations.

         Fitzpatrick Contractors Limited v. Tyco Fire and Integrated Solutions (UK) Ltd.    On July 18, 2007, Fitzpatrick Contractors Limited ("FCL") commenced an action against Tyco Fire and Integrated Solutions (UK) Ltd. in the High Court of Justice, Queen Bench Division, Technology and Construction Court, United Kingdom, alleging that Tyco entered into a binding contract in 2002 for the design, manufacture and installation of mechanical and electrical works for the refurbishment of a portion of London Transport's Blackwall Tunnel. FCL seeks damages for breach of contract in the amount of approximately $38 million. Tyco intends to defend this action vigorously. While it is not possible at this time to predict the final outcome of this dispute, Tyco does not believe this action will have a material adverse effect on its financial position, results of operations or cash flows. Trial is expected to begin in April 2009.

         Sensormatic Security Corp. v. Sensormatic Electronics Corp., ADT Security Services, Inc. and Wallace Computer Services, Inc.    In April 2002, litigation was commenced in the United States District Court for the District of Maryland by a Sensormatic franchisee, Sensormatic Security Corp. ("SSC"), alleging breach of contract against Sensormatic and tortious interference with contract against ADT and Wallace Computer Services, Inc., ("Wallace") a party unrelated to Tyco. The litigation was based on allegedly unpaid commissions under a franchise agreement. The lawsuit also alleges that Sensormatic improperly authorized third parties, including ADT and Wallace, to sell in SSC's exclusive territory of Maryland, Virginia and the District of Columbia. On July 9, 2008, Sensormatic agreed to purchase substantially all of the assets of SSC, including SSC's franchise rights, for approximately $81 million. At the same time, Sensormatic, SSC and the successor in interest to Wallace entered into a settlement agreement to finally resolve any and all claims between the parties related to the litigation described above and to release each party from any and all claims that may have existed between the parties prior to the settlement, subject to the closing of the asset purchase. Pursuant to the settlement agreement, Sensormatic agreed to pay SSC an additional $5 million at the time the asset purchase closed. The Company had previously recorded its estimate of loss for this matter. During the quarter ended June 27, 2008, the Company revised its estimate of loss for this matter based on the value ascribed to it in connection with the acquisition of the SSC franchise, including franchise rights, and agreement to settle this related legal matter. See Note 16. Subsequent Events for further discussion. The adjustment to the previously recorded estimate of loss was not material. On July 31, 2008, Sensormatic paid the settlement amount to SSC, and on August 1, 2008 the parties filed the necessary documents to dismiss the litigation with prejudice.

Item 1A.    Risk Factors

        Tyco's significant business risks are described in Part I, Item IA in our 2007 Form 10-K, to which reference is made herein. Management believes that there have been no significant changes in the Company's risk factors since the Company filed the 2007 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced or Programs Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
3/29/08-4/25/08	3,148,051	$46.19	3,148,051	—
4/26/08-5/30/08	8,073	$43.99	—	—
5/31/08-6/27/08	3,085,600	$43.28	3,084,900	—

        The transactions described in the table above primarily represent the repurchase of common shares on the NYSE as part of the $1.0 billion share repurchase program approved by the Board of Directors in September 2007. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. Approximately $190 million remained outstanding under this share repurchase program at June 27, 2008. Since June 27, 2008, the Company has completed this share repurchase program and on July 10, 2008 announced a new $1 billion share repurchase program. The Company, through an affiliate, also acquires shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. Approximately 8,800 shares were acquired in these vesting-related transactions outside of the share repurchase program during the quarter ended June 27, 2008.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Exhibit
4.1	4.1 Supplemental Indenture 2008-1 by and among Tyco International Ltd., Tyco International Finance S.A. and Wilmington Trust Company, dated as of June 3, 2008 (Incorporated by reference to Exhibit 4.1 to the Registrants Current Report on Form 8-K filed on June 5, 2008).
4.2

Supplemental Indenture 2008-1 by and among Tyco International Ltd., Tyco International Finance S.A. and Wilmington Trust Company, dated as of June 3, 2008 (Incorporated by reference to Exhibit 4.1 to the Registrants Current Report on Form 8-K filed on June 5, 2008).
4.3
Supplemental Indenture 2008-2 by and among Tyco International Ltd., Tyco International Finance S.A. and Wilmington Trust Company, dated as of June 3, 2008 (Incorporated by reference to Exhibit 4.3 to the Registrants Current Report on Form 8-K filed on June 5, 2008).
4.4
Supplemental Indenture 2008-3 by and among Tyco International Ltd., Tyco International Finance S.A. and Wilmington Trust Company, dated as of June 3, 2008 (Incorporated by reference to Exhibit 4.4 to the Registrants Current Report on Form 8-K filed on June 5, 2008).
4.5
Exchange and Registration Rights Agreement by Tyco International Ltd. and Tyco International Finance S.A., dated as of June 3, 2008 (Incorporated by reference to Exhibit 4.5 to the Registrants Current Report on Form 8-K filed on June 5, 2008).
10.1	Three-Year Senior Unsecured Credit Agreement, dated June 24, 2008 (Incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K filed on June 26, 2008).
10.2
Amendment No. 2, dated June 24, 2008, to Five-Year Senior Credit Agreement, dated April 25, 2007 (Incorporated by reference to Exhibit 10.2 to the Registrants Current Report on Form 8-K filed on June 26, 2008).
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

Date: August 5, 2008