Form 10-K
period 2008-09-26
TYCO INTERNATIONAL LTD /BER/
filed 2008-11-19
CIK 833444

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 26, 2008
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

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒            Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

         The aggregate market value of voting common shares held by non-affiliates of the registrant as of March 28, 2008 was approximately $21,243,014,773.

         The number of common shares outstanding as of November 14, 2008 was 472,931,952.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's 2009 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

         See pages 84 to 88 for the exhibit index.

i

 PART I

Item 1.    Business

General

        Tyco International Ltd. (hereinafter referred to as "we," the "Company" or "Tyco") is a diversified, global company that provides products and services to customers in more than 60 countries. Tyco is a leading provider of security products and services, fire protection and detection products and services, valves and controls and other industrial products. We report financial and operating information in the following five segments:

  •
  ADT Worldwide designs, sells, installs, services and monitors electronic security systems for residential, commercial, industrial and governmental customers.

  •
  Flow Control designs, manufactures, sells and services valves, pipes, fittings, valve automation and heat tracing products for the water and wastewater markets, the oil, gas and other energy markets along with general process industries.

  •
  Fire Protection Services designs, sells, installs and services fire detection and fire suppression systems for commercial, industrial and governmental customers.

  •
  Electrical and Metal Products designs, manufactures and sells galvanized steel tubing, armored wire and cable and other metal products for non-residential construction, electrical, fire and safety and mechanical customers.

  •
  Safety Products designs, manufactures and sells fire protection, security and life safety products, including fire suppression products, breathing apparatus, intrusion security, access control and video management systems. In addition, Safety Products manufactures products installed and serviced by ADT Worldwide and Fire Protection Services.

        We also provide general corporate services to our segments and these costs are reported as Corporate and Other.

        Net revenue by segment for 2008 is as follows ($ in billions):

	Net Revenue	Percent of Total Net Revenue	Key Brands
ADT Worldwide	$8.0	40%	ADT, Sensormatic
Flow Control	4.4	22	Keystone, Vanessa
Fire Protection Services	3.6	18	SimplexGrinnell, Wormald
Electrical and Metal Products	2.3	11	Allied Tube & Conduit, AFC Cable
Safety Products	1.9	9	Scott, Ansul

	$20.2	100%

        Unless otherwise indicated, references in this Annual Report to 2008, 2007 and 2006 are to Tyco's fiscal years ended September 26, 2008, September 28, 2007 and September 29, 2006, respectively.

History and Development

Tyco International Ltd.

        Tyco International Ltd. is a Company organized under the laws of Bermuda. The Company was created as a result of the July 1997 acquisition of Tyco International Ltd., a Massachusetts corporation, by ADT Limited, a public company organized under the laws of Bermuda, at which time ADT Limited changed its name to Tyco International Ltd. On June 29, 2007, Tyco International Ltd. completed the spin-offs of Covidien and Tyco Electronics, formerly our Healthcare and Electronics businesses, respectively, into separate, publicly traded companies (the "Separation") in the form of a distribution to Tyco shareholders. As a result of the Separation, the operations of Tyco's former Healthcare and Electronics businesses have been classified as discontinued operations in all periods prior to the Separation.

        Tyco's registered and principal office is located at Second Floor, 90 Pitts Bay Road, Pembroke HM 08, Bermuda, and its telephone number at that address is (441) 292-8674. Its management office in the United States is located at 9 Roszel Road, Princeton, New Jersey 08540.

Segments

        See Note 21 to the Consolidated Financial Statements for certain segment and geographic financial data relating to our business.

ADT Worldwide

        Our ADT Worldwide segment designs, sells, installs, services and monitors electronic security systems for residential, commercial, industrial and governmental customers around the world. We are one of the world's largest providers of electronic security systems and services. We have a significant market presence in North and South America, Europe and the Asia-Pacific region. With 2008 net revenue of $8.0 billion, our ADT Worldwide segment comprises 40% of our consolidated net revenue. In 2007 and 2006, net revenue totaled $7.6 billion or 42% of our consolidated net revenue and $7.2 billion or 42% of our consolidated net revenue, respectively.

Strategy

        We intend to strengthen our commercial customer base by focusing our sales and marketing efforts on key vertical markets such as retailer, banking, government, education, oil and gas and transportation. By adopting a vertical market-focused approach, we believe we can effectively target those market segments where ADT Worldwide can differentiate its core capabilities and deliver security solutions customized to specific customer needs. Our goal is to increase the number of commercial and residential customers by more effectively generating leads and by enhancing productivity in our sales force through improved incentives and performance management systems. We also plan to strengthen our customer base by acquiring additional accounts from our network of authorized dealers. Further, we continue to focus on our customer account attrition rates through enhanced retention and re-sale programs, albeit at a more moderate rate than in the past few years.

        ADT Worldwide operates in many regions including North America, Europe, Middle East and Africa ("EMEA"), Asia, Australia/New Zealand and Latin America. Operating performance can vary region to region for a number of reasons, including the mix of revenues between residential and commercial customers as well as the mix of higher-margin contractual revenue vs. lower-margin product installation revenue. We have identified certain strategic actions that we are executing to improve our operating performance in certain regions that are currently underperforming. These actions include implementing common ERP and CRM platforms, expanding training programs to improve skill levels, consolidating administrative functions and transferring best practices across regions and individual markets.

        We plan to continue pursuing opportunities in attractive emerging markets where we believe we can leverage the skills, technologies and brand equity that we have developed in the markets we currently serve. We also intend to continue partnering with our Safety Products segment to reduce product costs, develop new technologies and explore potential partnerships and acquisition opportunities that will allow ADT Worldwide to strengthen its service offerings, enhance its market positions and expand into higher-growth, adjacent markets.

Services and Products

        ADT Worldwide supplies and installs electronic security systems to the residential, commercial, industrial, education and government markets. A significant portion of the mechanical components used in our electronic security systems are manufactured by our Safety Products segment. We also provide electronic security services, including monitoring of burglar alarms, fire alarms and other life safety conditions as well as maintenance of electronic security systems.

        Our electronic security systems business involves the installation and use of security systems designed to detect intrusion, control access and react to movement, fire, smoke, flooding, environmental conditions, industrial processes and other hazards. These electronic security systems include detection devices that are connected to a monitoring center that receives and records alarm signals. For most systems, control panels identify the nature of the alarm and the areas where a sensor was triggered. Our electronic security systems include: access control systems for sensitive areas such as offices or banks; video surveillance systems, designed to deter theft and fraud and help protect employees and customers; and asset protection and security management systems, designed to monitor and protect physical assets as well as proprietary electronic data. Our electronic security systems also include anti-theft systems utilizing labels and tags in the retail industry. Many of the world's leading retailers use our Sensormatic anti-theft systems to help protect against shoplifting and employee theft.

        Purchasers of our intrusion security systems typically contract for ongoing security system monitoring and maintenance at the time of initial equipment installation. Systems installed at customers' premises are either owned by us or by our customers. Monitoring center personnel may respond to alarms by relaying appropriate information to local fire or police departments, notifying the customer or taking other appropriate action. In certain markets, ADT directly provides the alarm response services with highly trained and professionally equipped employees. In some instances, alarm systems are connected directly to local fire or police departments.

        Many of our residential customers may purchase security systems as a result of prompting by their insurance carriers, which may offer lower insurance premium rates if a security system is installed or require that a system be installed as a condition of coverage.

Customers

        ADT Worldwide sells to residential, commercial, industrial, education and government customers. Our residential customers typically include owners of single-family homes or renters in multi-family apartment complexes. Our commercial customers include, among others, retail businesses, financial institutions, commercial/industrial facilities and health care facilities. Our government customers include federal, state and local governments, defense installations, schools and mass transportation providers. In addition to advertising, direct mailings and the internet, we market our electronic security systems and services to these customers through a direct sales force and, with respect to certain residential customers, through an authorized dealer network. A separate sales force services large commercial and governmental customers and focuses on key vertical markets such as retailer and banking.

Competition

        The electronic security services business is highly competitive and fragmented with a number of major firms and thousands of smaller regional and local companies. Competition is based primarily on price in relation to quality of service. Rather than compete purely on price, we emphasize the quality of our electronic security service, the reputation of our brands and our knowledge of our customers' security needs. For large commercial, industrial, education and government customers the comprehensive national and/or global coverage offered by ADT Worldwide can also provide a competitive advantage.

Flow Control

        Our Flow Control segment designs, manufactures, sells and services valves, pipes, fittings, valve automation and heat tracing products for the water and wastewater markets, the oil, gas and other energy markets along with general process industries. The global flow control market is highly fragmented, consisting of many local and regional companies and a few global competitors. We believe we are the world's leading manufacturer of flow control products. We believe our market share in the global water, process, and energy-related markets is approximately 5%. With 2008 net revenue of $4.4 billion, our Flow Control segment comprises 22% of our consolidated net revenue. In 2007 and 2006, net revenue totaled $3.8 billion or 20% of our consolidated net revenue and $3.2 billion or 18% of our consolidated net revenue, respectively.

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

Customers

        Flow Control's customers include businesses engaged in a wide range of industries, including power generation, oil production and refining, chemical and petrochemical, pharmaceutical, food and beverage, gas, water, marine and shipbuilding and related process industries. Customers include end users as well as engineering, procurement and construction companies, contractors, OEMs and distributors. Flow Control operates an extensive network of sales, service and distribution centers to serve our wide range of global customers. Flow Control is a global company with 39% of sales in Europe and the Middle East, 24% from the Americas, 23% from the Pacific region and 14% from Asia.

Competition

        The flow control industry is highly fragmented. We compete against a number of international, national and local manufacturers of industrial valves as well as against specialized manufacturers on the basis of product capability, product quality, breadth of product line, delivery and price. Our major competitors vary by region.

Fire Protection Services

        Our Fire Protection Services segment designs, sells, installs and services fire detection and fire suppression systems. We believe we are one of the largest providers of these systems and services, with 2008 net revenue of $3.6 billion. Our Fire Protection Services segment comprises 18% of our consolidated net revenue. In 2007 and 2006, net revenue totaled $3.4 billion or 18% of our consolidated net revenue and $3.2 billion or 19% of our consolidated net revenue, respectively.

Strategy

        Our goal is to grow our customer base and deepen our market penetration by focusing our sales and marketing efforts across global accounts and along key vertical markets, such as healthcare, government, education, lodging, manufacturing and commercial/industrial. By combining this vertical market approach with increased focus on the delivery and responsiveness of our service offerings, we believe we can differentiate our offerings to better serve our customers' needs. We also plan to aggressively pursue recurring revenue opportunities with existing customers. We intend to expand our product offerings in high-growth, emerging markets where we believe we can capitalize on the skills and technologies that we have developed in our existing markets. By working closely with our Safety Products segment, we intend to develop offerings that address key technologies driving customer demand, such as mass notification, as well as new business generated from changes and expansions in fire and life-safety codes and standards. We will continue to promote operational excellence by standardizing internal processes across business units and consolidating back office capabilities.

Services and Products

        We design, sell, install and service fire alarm and fire detection systems, automatic fire sprinkler systems and special hazard suppression systems. Fire Protection Services operates under various leading trade names, including SimplexGrinnell, Wormald, Mather & Platt, Total Walther, Dong Bang, Zettler and Tyco. A significant portion of the components used in our fire detection systems are manufactured by our Safety Products segment.

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

        We install fire detection and fire suppression systems in both new and existing buildings. These systems typically are purchased by owners, construction engineers and mechanical or general contractors. In recent years, retrofitting of existing buildings has grown as a result of legislation mandating the installation of fire detection and fire suppression systems, especially in hotels, healthcare facilities and educational establishments. More recently, in September 2008, the International Residential Code Council, a non-profit association that develops model code documents that are the predominant building and fire safety regulations adopted by jurisdictions in the United States, adopted proposals to amend the 2009 International Residential Code to require sprinkler systems in new one and two family dwellings effective in January 2011. In addition, we continue to focus on system maintenance and inspection, which have become increasingly significant parts of our business.

Customers

        Fire Protection Services' customers include commercial enterprises, governmental entities, airports, commercial shipping companies, fire departments, transportation systems, healthcare owners, petrochemical facilities and homeowners. We market our fire detection and fire suppression systems to the majority of these customers through a direct sales force.

Competition

        Competition in the fire detection and fire suppression business varies by region. In North America, we compete with hundreds of smaller contractors on a regional or local basis for the installation of fire detection and fire suppression systems. In Europe, we compete with many regional or local contractors on a country-by-country basis. In Asia, Australia and New Zealand, we compete with a few large fire detection and fire suppression contractors, as well as with many smaller regional and local companies. We compete for fire detection and fire suppression systems contracts primarily on the basis of service, quality and price.

Electrical and Metal Products

        Our Electrical and Metal Products segment designs, manufactures and sells galvanized steel tubing and pipe products, pre-wired armored electrical cables, electrical support systems and metal framing systems. In North America, our Allied Tube & Conduit business is a leading manufacturer of electrical steel conduit and our AFC Cable Systems division is a leading manufacturer of steel and aluminum pre-wired electrical cable. Electrical and Metal Products also manufactures and sells cable tray systems, steel tubes, tiles, plates and other specialty formed steel products in South America, Asia Pacific and EMEA. With 2008 net revenue of $2.3 billion, our Electrical and Metal Products segment comprises 11% of our consolidated net revenue. In 2007 and 2006, net revenue totaled $2.0 billion or 11% of our consolidated net revenue and $1.9 billion or 11% of our consolidated net revenue, respectively.

        The market prices of key raw materials such as steel and copper have a significant impact on the segment's operating results. In particular, we monitor the difference between what the company paid for these raw materials and the selling price charged to customers for the range of value-add products manufactured from these raw materials. As a result, this segment maintains diligent focus on raw material purchases, manufacturing processes, pricing and sales strategies.

Strategy

        We intend to maintain our market position in key end markets by continuing to take advantage of our low-cost manufacturing base, technical leadership and brand recognition. We also plan to build our product portfolio through enhancements to existing lines as well as introductions of new offerings to the marketplace.

Services and Products

        Electrical and Metal Products designs and manufactures galvanized steel tubing and pipe products that include electrical conduit, fire sprinkler pipe, light gauge steel tube, fence pipe and automotive tubular components. These steel tube and pipe products are sold under the brand names Allied Tube & Conduit, Century Tube and Tectron Tube. In addition, we manufacture various electrical support system products including strut channel, metal framing, cable tray systems and associated fittings, sold under brand names Unistrut, PowerStrut, TJ Cope and Acroba.

        We also design and manufacture pre-wired armored and metal-clad electrical cable, flexible and non-metallic conduit, PVC and HDPE cable protection products, as well as other fire stop products. These offerings are sold under the brand names AFC Cable Systems, Eastern Wire and Conduit, and Kaf-Tech.

Customers

        The majority of the products manufactured by Electrical and Metal Products are used by trade contractors in the construction and modernization of non-residential structures such as commercial office buildings, institutional facilities, manufacturing plants and warehouses, shopping centers and multi-family dwellings. Nearly 90% of these products are sold through wholesale distribution to trade contractors; the remaining 10% of sales are sold to smaller contractors and homeowners through big-box home improvement retailers. Distribution-based sales account for 75% of the total revenue for Electrical and Metal Products segment.

        The other major customer segment, representing approximately 25% of revenue, is the OEM market. The steel tubes supplied by Electrical and Metal Products are ultimately used as a component for OEM products in automotive, commercial or industrial end markets. Steel tubular products are sold direct to OEMs or, in the case of automotive components, to suppliers.

Competition

        The market for electrical conduit and wiring and supports, fire protection and security products and steel tubing includes a broad range of competitors. Our principal competitors range from national manufacturers to smaller regional players. Our customers purchase from us because of the product availability, breadth of product line and the premium quality of products.

        Foreign suppliers, especially those in China, Turkey and India, also aggressively pursue the sprinkler pipe and fence pipe market through their standard pipe offerings.

Safety Products

        Safety Products designs, manufactures and sells fire protection, security and life safety products, including fire suppression products, breathing apparatus, intrusion security, access control and video management systems. In addition, Safety Products manufactures products installed and serviced by ADT Worldwide and Fire Protection Services. We are a major provider of fire suppression, electronic security and life safety products. With 2008 net revenue of $1.9 billion, our Safety Products segment comprises 9% of our consolidated net revenue. In 2007 and 2006, net revenue totaled $1.7 billion and $1.6 billion, respectively, which represents 9% and 10% of our consolidated net revenue, respectively.

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

Services and Products

        We manufacture fire suppression products, including water sprinkler systems, portable fire extinguishers, commercial suppression systems for special hazards including: gas, powder and foam agents, forestry and hose products used to fight wildfires, and fire-fighting foam and related delivery devices. We manufacture life safety products, including self-contained breathing apparatus designed for firefighter, industrial and military use, supplied air respirators, air-purifying respirators, thermal imaging cameras, gas detection equipment and gas masks. Our breathing apparatus are used by the military forces of several countries and many U.S. firefighters rely on our Scott Air-Pak brand of self-contained breathing apparatus.

        We design and manufacture electronic security products, including integrated video surveillance and access control systems to enable businesses to manage their security and enhance business performance. Our global access control solutions include: integrated security management systems for enterprise applications, access control solutions for mid-size applications, alarm management panels, door controllers, readers, keypads and cards. Our global video system solutions include: digital video management systems, matrix switchers and controllers, digital multiplexers, programmable cameras, monitors and liquid crystal displays. Our intrusion security products provide advanced security products for homes and businesses ranging from burglar alarms to a full range of security systems including alarm control panels, keypads, sensors and central station receiving equipment used in security monitoring centers.

        We also manufacture a number of products for ADT Worldwide and Fire Protection Services for incorporation into their electronic security systems and fire detection and fire suppression systems. These products include a wide range of our fire detection and fire suppression products, security video and access control products, electronic article surveillance and intrusion products.

Customers

        In addition to our ADT Worldwide and Fire Protection Services segments, Safety Products sells its products primarily through indirect distribution channels around the world. These business partners sell to customers including contractors that install fire suppression, security and theft protection systems. Some of our partners are integrators and install the products themselves; others act as dealers and sell to smaller fire and security contractors. Our end customers for our breathing apparatus include fire departments, municipal and state governments and military forces. Customers for our fire sprinkler products include distributors, commercial builders and contractors. Residential builders, contractors and developers are emerging customers for our sprinkler products given changing regulatory dynamics.

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

Research and Development

        We are engaged in research and development in an effort to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of our existing products and to expand the applications for which the uses of our products are appropriate. We continually evaluate developing technologies in areas that we believe will enhance our business for possible investment or acquisition. Our research and development expense was $127 million in 2008, $120 million in 2007 and $111 million in 2006.

Raw and Other Purchased Materials

        We are a large buyer of metals and other commodities, including gasoline. Certain of the components used in the Fire Protection Services business, principally certain valves and fittings, are purchased for installation in fire protection systems or for distribution. Materials are purchased from a large number of independent sources around the world. There have been no shortages in materials which have had a material adverse effect on our businesses. However, significant changes in certain raw material costs may have an adverse impact on costs and operating margins. In particular, our Electrical and Metals segment is significantly affected by volatility in the price of copper and steel, with operating margins contracting in a declining price environment and expanding when prices of these commodities are rising. We enter into long-term supply contracts, using fixed or variable pricing to manage our exposure to potential supply disruptions.

Governmental Regulation and Supervision

        Our operations are subject to numerous federal, state and local consumer protection, licensing and other laws and regulations, both within and outside the United States. For example, most U.S. states in which we operate have licensing laws directed specifically toward the alarm and fire suppression industries. Our ADT Worldwide business currently relies primarily upon the use of wireline telephone service to communicate signals, and wireline telephone companies in the United States are regulated by both the federal and state governments. Another example is our Flow Control business, which is subject to strict regulations governing the import and export of goods and technologies across international borders, particularly with respect to "dual use" products. In addition, government regulation of fire safety codes can impact our Fire Protection Services business. These and other laws and regulations impact the manner in which we conduct our business, and changes in legislation or government policies can affect our worldwide operations, both positively and negatively. For a more detailed description of the various laws and regulations that affect our business, see "Item 1A. Risk Factors—Risks Related to Legal, Regulatory and Compliance Matters" and "Item 3. Legal Proceedings."

Environmental Matters

        We are subject to numerous foreign, federal, state and local environmental protection and health and safety laws governing, among other things, the generation, storage, use and transportation of hazardous materials; emissions or discharges of substances into the environment; and the health and safety of our employees.

        Certain environmental laws assess liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances at their properties or at properties at which they have disposed of hazardous substances. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances or pursuant to indemnifications provided by us in connection with asset disposals. We have received notification from the U.S. Environmental Protection Agency and from state environmental agencies that conditions at a number of sites where we and others disposed of hazardous substances require cleanup and other possible remedial action and may require that we reimburse the government or otherwise pay for the cost of cleanup of those sites and/or for natural resource damages. We have projects underway at a number of current and former manufacturing facilities to investigate and remediate environmental contamination resulting from past operations.

        Given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods, the ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict. Based upon our experience, current information regarding known contingencies and applicable laws, we believe that it is probable that we would incur remedial costs in the range of approximately $37 million to $76 million. As of September 26, 2008, we believe that the best estimate within this range is approximately $43 million, of which $10 million is included in accrued expenses and other current liabilities and $33 million is included in other liabilities on the Consolidated Balance Sheet. In view of our financial position and reserves for environmental matters, we believe that any potential payment of such estimated amounts will not have a material adverse effect on our financial position, results of operations or cash flows.

Employees

        As of September 26, 2008, we employed approximately 113,000 people worldwide, of which approximately 42,000 are employed in the United States and 71,000 are outside the United States. We have collective bargaining agreements with labor unions covering approximately 19,000 employees and believe that our relations with the labor unions are generally good.

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

        Our Internet website is www.tyco.com. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the exchange act as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. In addition, we have posted the charters for our Audit Committee, Compensation and Human Resources Committee, and Nominating and Governance Committee, as well as our Board Governance Principles and Guide to Ethical Conduct, on our website under the heading "Corporate Responsibility—Governance." These charters and principles are not incorporated in this report by reference. We will also provide a copy of these documents free of charge to shareholders upon request.

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

Risks Relating to Our Businesses

  General economic and cyclical industry conditions may adversely affect our financial condition, results of operations or cash flows.

        Our operating results can be adversely affected by general economic conditions and the cyclical pattern of certain industries in which we operate. For example, demand for our services and products is significantly affected by the level of commercial construction, the amount of discretionary consumer and business spending, and the performance of the housing market, each of which historically has displayed significant cyclicality. Recent economic weakness has begun to affect our businesses. In particular, weakness in the non-residential construction market as well as deteriorating economic conditions in some of our geographic markets has begun to impact our ADT Worldwide business. Continued weakness in the U.S. or global economies, or in the industries in which we operate, could have a materially negative impact on our financial condition, results of operations or cash flows.

  We face intense competition in each of our businesses, and competitive challenges from lower cost manufacturers in overseas markets. If we cannot successfully compete in an increasingly global market-place, our operating results may be adversely affected.

        We operate in competitive domestic and international markets and compete with many highly competitive manufacturers and service providers, both domestically and on a global basis. Our manufacturing businesses face competition from lower cost manufacturers in Asia and elsewhere and our service businesses face competition from alternative service providers around the world. Key components of our competitive position are our ability to adapt to changing competitive environments and to manage expenses successfully. This requires continuous management focus on reducing costs, maintaining our competitive position and improving efficiency through cost controls, productivity enhancements and regular appraisal of our asset portfolio. If we are unable to achieve appropriate levels of scalability or cost-effectiveness, or if we are otherwise unable to manage and react to changes in the global marketplace, our operating results may be adversely affected.

  Our future growth is largely dependent upon our ability to develop or acquire new technologies that achieve market acceptance with acceptable margins.

        Our businesses operate in global markets that are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our future growth rate depends upon a number of factors, including our ability to: identify emerging technological trends in our target end-markets; develop, acquire and maintain competitive products and services; enhance our products and services by adding innovative features that differentiate our products and services from those of our competitors; and develop or acquire, manufacture and bring products and services to market quickly and cost-effectively. Our ability to develop or acquire new products and services based on technological innovation can affect our competitive position and requires the investment of significant resources. These acquisitions and development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new technologies, products or services on a timely basis or that meet the needs of our customers as fully as competitive offerings. In addition, the markets for our products and services may not develop or grow as we anticipate. As a result, the failure of our technology, products or services to gain market acceptance or their obsolescence could significantly reduce our revenues, increase our operating costs or otherwise adversely affect our financial condition, results of operations or cash flows.

  Our ADT business may experience higher rates of customer attrition, which may reduce our future revenue and cause us to change the estimated useful lives of assets related to our security monitoring customers, increasing our depreciation and amortization expense.

        Attrition rates for customers in our ADT Worldwide business increased over the prior year to an average of 12.9% on a trailing 12-month basis for 2008, as compared to 12.3% for 2007, and 14.2% in 2006. Although rates have not increased significantly in the last fiscal year, if attrition rates continue to trend upward, ADT's recurring revenue and results of operations will be adversely affected. The risk is more pronounced in times of economic uncertainty. Tyco amortizes the costs of ADT's contracts and related customer relationships purchased through the ADT dealer program based on the estimated life of the customer relationships. Internally generated residential and commercial pools are similarly depreciated. If the attrition rates were to rise Tyco may be required to accelerate the depreciation and amortization of subscriber system assets and intangible assets, which could cause a material adverse effect on our financial condition or results of operations.

  We have significant foreign operations, which are subject to political, economic and other risks inherent in operating in foreign countries.

        We have significant operations outside of the United States. We currently operate in approximately 60 countries. We generated 52% of our net revenue outside of the United States in 2008. We expect net revenue generated outside of the United States to continue to represent a significant portion of total net revenue. Business operations outside of the United States are subject to political, economic and other risks inherent in operating in certain countries, such as:

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

        Our net revenue derived from sales in non-U.S. markets for 2008 was 52% of our total net revenue, and we expect revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. Therefore, when the U.S. dollar strengthens in relation to the currencies of the foreign countries where we sell our products and services, as it has recently done, our U.S. dollar reported revenue and income will decrease, and vice-versa. Changes in the relative values of currencies occur regularly and in some instances, may have a significant effect on our results of operations. Our financial statements reflect recalculations of items denominated in non-U.S. currencies to U.S. dollars, our functional currency.

        In addition, we are a large buyer of metals and other commodities, including fossil fuels for our manufacturing operations and our vehicle fleet, the prices of which have fluctuated significantly in recent years. Increases in the prices of some of these commodities could increase the costs of manufacturing our products and providing our services. We may not be able to pass on these costs to our customers or otherwise effectively manage price volatility and this could have a material adverse effect on our financial condition, results of operations or cash flows. Further, in a declining price environment, our operating margins may contract because we account for inventory using the first-in, first-out method. This is most pronounced in our Electrical and Metals segment, where declining copper and steel prices have begun to negatively affect our margins.

        We monitor these exposures as an integral part of our overall risk management program. In some cases, we purchase hedges or enter into contracts to insulate our results of operations from these fluctuations. These hedges and contracts are subject to the risk that our counterparty may not perform. As a result, changes in currency exchange rates, commodity prices and interest rates may have a material adverse effect on our financial condition, results of operations or cash flows.

  Divestitures of some of our businesses or product lines may materially adversely affect our financial condition, results of operations or cash flows.

        We continue to evaluate the performance of all of our businesses and may sell businesses or product lines. For example, our Board of Directors approved several divestitures in 2008, including a subsidiary that makes and sells fire protection products in Japan, a European manufacturer of building products for the construction industry, a European manufacturer of public address and acoustic systems and substantially all of our Infrastructure Services business. Any divestiture could result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. Divestitures could involve additional risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain environmental or other contingent liabilities related to the divested business. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line.

  Our business strategy includes acquiring companies and making investments that complement our existing businesses. These acquisitions and investments could be unsuccessful or consume significant resources, which could adversely affect our operating results.

        Acquisitions and investments may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our financial condition and operating results. Acquisitions involve numerous other risks, including:

  •
  diversion of management time and attention from daily operations;

  •
  difficulties integrating acquired businesses, technologies and personnel into our business;

  •
  inability to obtain required regulatory approvals and/or required financing on favorable terms;

  •
  potential loss of key employees, key contractual relationships, or key customers of acquired companies or of us; and

  •
  assumption of the liabilities and exposure to unforeseen liabilities of acquired companies.

        It may be difficult for us to complete transactions quickly and to integrate acquired operations efficiently into our current business operations. Any acquisitions or investments may ultimately harm our business and financial condition, as such acquisitions may not be successful and may ultimately result in impairment charges.

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

  Failure to retain or attract qualified personnel could adversely affect our business.

        The Company's culture and guiding principles focus on continuously training, motivating and developing employees, and in particular it strives to attract, motivate and retain qualified managers to handle the day-to-day operations of a highly diversified organization. If we fail to retain and attract qualified personnel, the Company's operations could be adversely affected. In addition, excessive turnover in personnel could cause manufacturing inefficiencies in certain of our businesses. The demand for experienced management in certain geographic areas also makes it difficult to retain qualified production employees. High turnover could result in additional training and inefficiencies that could adversely impact the Company's operating results.

  We may be required to recognize additional impairment charges.

        Pursuant to accounting principles generally accepted in the United States, we are required to periodically assess our goodwill, intangibles and other long-lived assets to determine if they are impaired. Disruptions to our business, end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures and market capitalization declines may result in additional charges for goodwill and other asset impairments. During the annual goodwill impairment testing for the fiscal year ended September 26, 2008, the carrying amount of goodwill in the Latin America Fire Protection business, part of our Fire Protection Services segment, exceeded the implied fair value of goodwill. As a result, the Company recognized a goodwill impairment of $9 million in the fourth quarter of 2008. The Company believes that its goodwill balance at September 26, 2008 is recoverable. However, fair value determinations require considerable judgment and are sensitive to changes in the factors described above. In light of current economic conditions, additional impairments to one or more of our reporting units could occur in future periods whether or not connected to the annual impairment analysis. The Company has certain reporting units which have limited excess of fair value over carrying value. The goodwill balance for reporting units with less than a ten percent excess of fair value over carrying value in the aggregate was approximately $2.4 billion at September 26, 2008. Future impairment charges could materially affect our reported earnings in the periods of such charges and could adversely affect our financial condition and results of operations.

Risks Related to Legal, Regulatory and Compliance Matters

  We are named as a defendant in a variety of litigation in the course of our business that could cause a material adverse effect on our financial condition, results of operations or cash flows.

        In the ordinary course of business, we are named as a defendant in a significant amount of litigation, including claims for damages arising out of the use or installation of our products, litigation alleging the infringement of intellectual property rights, litigation alleging anti-competitive behavior, product liability litigation, litigation alleging violations of federal and state securities laws, employee matters and commercial disputes. In certain circumstances, patent infringement and anti-trust laws permit successful plaintiffs to recover treble damages. The defense of these lawsuits may divert our management's attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies, that could have a material adverse effect on our financial condition, results of operations or cash flows. Moreover, any insurance or indemnification rights that we have may be insufficient or unavailable to protect us against potential loss exposures.

  Legislative and other measures that may be taken by U.S. governmental authorities could materially increase our tax burden or otherwise adversely affect our financial conditions, results of operations or cash flows.

        We continue to assess the impact of various U.S. federal and state legislative proposals, and modifications to existing tax treaties between the United States and foreign countries, that could result in a material increase in our U.S. federal and state taxes. In October 2004, the U.S. Congress enacted legislation affecting the tax treatment of U.S. companies that have undertaken certain types of expatriation transactions. Such legislation did not, however, retroactively apply to the 1997 acquisition of Tyco International Ltd. by ADT Limited (a public company that had been located in Bermuda since the 1980's with origins dating back to the United Kingdom since the early 1900's), as a result of which ADT changed its name to Tyco International Ltd. and became the parent to the Tyco group. More recently, several proposals have been introduced in the U.S. House of Representatives that, if ultimately enacted by the U.S. Congress, would limit treaty benefits on certain payments made by our U.S. subsidiaries to non-U.S. affiliates. We cannot predict the outcome of any specific legislative proposals. However, if such proposals were to be enacted, or if modifications were to be made to certain existing tax treaties, the consequences could have a material adverse impact on our financial condition, results of operations or cash flows by increasing our tax burden, increasing costs of our tax compliance, or requiring us to take corporate actions in response to government initiatives.

        In addition, various U.S. federal and state legislative proposals have been introduced in recent years that deny, or would deny, government contracts to U.S. companies that move their corporate location abroad. The legislative proposals could cover the 1997 acquisition of Tyco International Ltd. by ADT Limited.

        We are unable to predict the likelihood or final form in which any proposed legislation might become law, the nature of regulations that may be promulgated under any future legislative enactments, or the effect such enactments and increased regulatory scrutiny may have on our business.

        In addition, there continues to be negative publicity regarding, and criticism of, U.S. companies' use of, or relocation to, offshore jurisdictions, including Bermuda. As a Bermuda company, this negative publicity could harm our reputation and impair our ability to generate new business if companies or governmental agencies decline to do business with us as a result of any perceived negative public image of Bermuda companies or the possibility of our customers receiving negative media attention from doing business with a Bermuda company.

  Changes in legislation or governmental regulations or policies can have a significant impact on our financial condition, results of operations or cash flows.

        We operate in regulated industries. Our U.S. operations are subject to regulation by a number of federal, state and local governmental agencies with respect to safety of operations and equipment, labor and employment matters and financial responsibility. Intrastate operations in the United States are subject to regulation by state regulatory authorities, and our international operations are regulated by the countries in which they operate and by extra-territorial laws. We and our employees are subject to various U.S. federal, state and local laws and regulations, as well as non-U.S. laws and regulations, including many related to consumer protection. Most states in which we operate have licensing laws covering the monitored security services industry and the construction industry. Our ADT Worldwide business relies heavily upon wireline telephone service to communicate signals, and wireline telephone companies are regulated by both the federal and state governments. Changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses. If laws and regulations changed or we failed to comply, our financial condition, results of operations or cash flows could be materially and adversely affected.

  We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws outside the United States.

        The U.S. Foreign Corrupt Practices Act (the "FCPA") and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental and commercial corruption to some degree and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Furthermore, we have been subject to investigations by the DOJ and the SEC related to allegations that improper payments have been made by our subsidiaries in recent years in violation of the FCPA. We have reported to the DOJ and the SEC the investigative steps and remedial measures that we have taken in response to the allegations. We have also retained outside counsel to perform a company-wide baseline review of our policies, controls and practices with respect to the FCPA, and we periodically provide updates to the SEC and DOJ. We also intend to present our factual findings upon the conclusion of the review. As a result, it is possible that we will be required to pay material fines, consent to injunctions on future conduct or suffer other penalties or adverse impacts, including being subject to securities litigation or a general loss of investor confidence, any one of which could adversely affect our financial position, results of operations, cash flows, business prospects or the market value of our stock.

  Our failure to satisfy international trade compliance regulations may adversely affect us.

        Tyco's global operations require importing and exporting goods and technology across international borders on a regular basis. From time to time, Tyco obtains or receives information alleging improper activity in connection with imports or exports. Tyco's policy mandates strict compliance with U.S. and foreign international trade laws. When Tyco receives information alleging improper activity, its policy is to investigate that information and respond appropriately, including, if warranted, reporting its findings to relevant governmental authorities. Nonetheless, we cannot provide assurance that our policies and procedures will always protect us from actions that would violate U.S. and/or foreign laws. Such improper actions could subject the Company to civil or criminal penalties, including material monetary fines, or other adverse actions including denial of import or export privileges, and could damage our reputation and our business prospects.

  We continue to be subject to a number of lawsuits stemming from the actions of our prior senior management. Adverse outcomes of these matters could have a material adverse effect on our financial condition, results of operations or cash flows.

        In 2007, we settled the majority of the legacy securities claims brought against Tyco related to the actions of former senior management by contributing our share to a $2.975 billion settlement fund. However, the settlement did not purport to resolve all securities cases, and several cases remain outstanding. These outstanding cases include claims made under the Employee Retirement Income Security Act, claims made by plaintiffs not included in the class covered by the settlement and claims made by plaintiffs that opted out of the settlement. In connection with some of these lawsuits, we are obligated to indemnify our directors and officers and our former directors and officers who are also named as defendants to the extent required by Bermuda law. We do not believe that it is feasible to predict or determine the final outcome or resolution of the unresolved proceedings. An adverse outcome from the unresolved proceedings could materially and adversely affect our financial condition, results of operations or cash flows.

  We continue to be responsible for a portion of our contingent and other corporate liabilities following the Separation, primarily those relating to shareholder litigation.

        Under the Separation and Distribution Agreement and other agreements, subject to certain exceptions contained in the Tax Sharing Agreement, we, Covidien and Tyco Electronics have agreed to assume and be responsible for 27%, 42% and 31%, respectively, of certain of our contingent and other corporate liabilities. All costs and expenses associated with the management of these contingent and other corporate liabilities will be shared equally among the parties. These contingent and other corporate liabilities primarily relate to legacy securities litigation and any actions with respect to the separation plan or the Separation brought by any third party. Contingent and other corporate liabilities do not include liabilities that are specifically related to one of the three separated companies, which are allocated 100% to the relevant company.

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

        We face exposure to product liability claims in the event that any of our products results in personal injury or property damage. In addition, if any of our products prove to be defective, we may be required to recall or redesign such products, which could result in significant unexpected costs. Any insurance we maintain may not be available on terms acceptable to us or such coverage may not be adequate for liabilities actually incurred. Any claim or product recall could result in adverse publicity against us, which could adversely affect our financial condition, results of operations or cash flows.

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

  •
  the health and safety of our employees.

We cannot assure you that we have been or will be at all times in compliance with environmental and health and safety laws. If we violate these laws, we could be fined, criminally charged or otherwise sanctioned by regulators.

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

        The ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon our experience, current information regarding known contingencies and applicable laws, we believe that it is probable that we would incur remedial costs of approximately $43 million, of which $10 million is included in accrued expenses and other current liabilities and $33 million is included in other liabilities on the Consolidated Balance Sheet. Environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with such laws, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or materially adversely affect our financial condition, results of operations or cash flows. We may also be subject to material liabilities for additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities or for existing environmental conditions of which we are not presently aware.

  We are subject to ongoing governmental investigations that may have an adverse effect on our business.

        We and others have received various subpoenas and requests from the SEC, the General Service Administration and other government agencies seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. Some of these investigations stem from the actions of our former senior management, while others result from our ongoing business operations. If we or one of our business units were charged with wrongdoing as a result of any U.S. governmental investigations, including violation of certain environmental or export laws, we could be suspended from bidding on or receiving awards of new U.S. governmental contracts pending the completion of legal proceedings. If convicted or found liable, we could be subject to fines, penalties, repayments and treble and other damages. Any contracts found to be tainted by fraud could be voided by the U.S. government. The U.S. government also reserves the right to prohibit a contractor from receiving new governmental contracts for fraudulent, criminal or other seriously improper conduct. Independently, failure to comply with U.S. laws and regulations related to the export of goods and technology outside the United States could result in civil or criminal penalties and suspension or termination of our export privileges. At this time, we cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with governmental instrumentalities, which in turn could negatively impact our business with non-governmental customers, or suffer other penalties or adverse impacts, each of which could have a material adverse effect on our business. We cannot predict whether the effects and results of these or other investigations will have a material and adverse impact on our financial condition, results of operations or cash flows.

Risks Related to Our Liquidity

  Recent disruptions in the financial markets could have adverse effects on us, our customers and our suppliers, as access to liquidity may be negatively impacted by disruptions in the credit markets, leading to increased funding costs or unavailability of credit.

        In the normal course of our business, we access credit markets to meet our working capital requirements, to service debt obligations, including refinancing of maturing obligations, and to undertake other activities, such as acquiring assets. Although we believe we have sufficient liquidity to meet our current needs, our access to and the cost of capital could be negatively impacted by disruptions in the credit markets. Global credit markets have recently experienced significant dislocations and liquidity disruptions, and continued uncertainty in the credit markets have made financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. These factors may make it more difficult or expensive for us to access credit markets to meet our needs. In addition, these factors may make it more difficult for our suppliers to meet demand for their products or for prospective customers to commence new projects, as customers and suppliers may experience increased costs of debt financing or difficulties in obtaining debt financing. These disruptions in the financial markets have had adverse effects on other areas of the economy and have led to a slow down in general economic activity that we expect to adversely affect our businesses. These disruptions may have other unknown adverse affects. Based on these conditions, our profitability and our ability to execute our business strategy may be adversely affected.

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

        Although we believe none of these covenants are restrictive to our operations, our ability to meet the financial covenants can be affected by events beyond our control, and we cannot provide assurance that we will meet those tests. A breach of any of these covenants could result in a default under our credit agreements or indentures. Upon the occurrence of an event of default under any of our credit facilities or indentures, the lenders or trustees could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If the lenders or trustees accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay our credit facilities and our other indebtedness. Furthermore, acceleration of any obligation under any of our material debt instruments will permit the holders of our other material debt to accelerate their obligations, which could have a material adverse affect on our financial condition. See "Liquidity and Capital Resources—Capitalization".

  Material adverse legal judgments, fines, penalties or settlements could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding indebtedness.

        We estimate that our available cash, our cash flow from operations and amounts available to us under our revolving lines of credit will be adequate to fund our operations and service our debt for the foreseeable future. However, material adverse legal judgments, fines, penalties or settlements arising from our pending investigations and litigation could require additional funding. If such developments require us to obtain additional funding, we cannot provide assurance that we will be able to obtain the additional funding that we need on commercially reasonable terms or at all, which could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Risks Relating to Tax Matters

  We have disclosed a material weakness in our internal control over financial reporting relating to our accounting for income taxes that could adversely affect our ability to report our financial condition, results of operations or cash flows accurately and on a timely basis.

        In connection with our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 for fiscal 2007, we identified a material weakness in our internal control over financial reporting relating to our accounting for income taxes. For a discussion of our internal control over financial reporting and a description of the identified material weakness, see "Management's Report on Internal Control over Financial Reporting" under Item 9A, "Controls and Procedures."

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. During 2007, management's procedures and testing identified errors that, although not material to the consolidated financial statements, led management to conclude that control deficiencies exist related to tax effecting consolidating entries, analysis and reconciliation of taxes receivable and taxes payable in

non-U.S. jurisdictions, certain aspects of deferred taxes, and procedures with respect to classification of tax amounts in the Consolidated Balance Sheet. During fiscal 2008, the Company completed the first phase of a remediation plan to address these control deficiencies which included performing account reconciliations on income tax accounts globally. As of September 26, 2008, we have determined, however, that the material weakness continues to exist and requires further remediation in the form of process improvements and subsequent assessment.

        A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. While considerable actions have been taken to improve our internal controls in response to the material weakness described above, additional work continues. If we are unsuccessful in implementing or following our remediation plan, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective disclosure controls and procedures. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC and the New York Stock Exchange, including a delisting from the New York Stock Exchange, securities litigation, debt rating agency downgrades or rating withdrawals, any one of which could adversely affect the valuation of our common stock and could adversely affect our business prospects.

  Examinations and audits by tax authorities, including the Internal Revenue Service, could result in additional tax payments for prior periods.

        The Company and its subsidiaries' income tax returns periodically are examined by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments. We are reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed under FIN No. 48 have been recorded through the income tax provision, equity or goodwill, as appropriate. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional income taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these liabilities in light of changing facts and circumstances.

        In 2004, in connection with the IRS audit of the 1997 through 2000 years, the Company submitted to the IRS proposed adjustments to certain prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously filed. During 2006, the IRS accepted substantially all of the proposed adjustments, and the Company developed proposed amendments to U.S. federal income tax returns for additional periods through 2002. On the basis of previously accepted amendments, the Company has determined that these adjustments will more-likely-than-not be accepted and, accordingly, has recorded such adjustments in the Consolidated Financial Statements. Such adjustments did not have a material impact on the Company's financial condition, results of operations or cash flows.

        Additionally, during 2008 the Company completed proposed amendments to its U.S. federal income tax returns for periods subsequent to 2002, which primarily reflect the roll forward through 2006 of the amendments for the periods 1997 to 2002. Such adjustments did not have a material impact on the Company's financial condition, results of operations or cash flows. While the final adjustments cannot be determined until the income tax return amendment process and the IRS review is completed, the Company believes that any resulting adjustments will not have a material impact on its financial condition, results of operations or cash flows.

  If the distribution of Covidien and Tyco Electronics common shares to our shareholders or certain internal transactions undertaken in connection with the Separation are determined to be taxable for U.S. federal income tax purposes, we could incur significant U.S. federal income tax liabilities.

        We have received private letter rulings from the IRS regarding the U.S. federal income tax consequences of the distribution of Covidien and Tyco Electronics common shares to our shareholders substantially to the effect that the distribution of such shares, except for cash received in lieu of fractional shares, will qualify as tax-free under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986 (the "Code"). The private letter rulings also provided that certain internal transactions undertaken in anticipation of the Separation would qualify for favorable treatment under the Code. In addition to obtaining the private letter rulings, we have obtained opinions from the law firm of McDermott Will & Emery LLP confirming the tax-free status of the distribution and certain internal transactions. The private letter rulings and the opinions relied on certain facts and assumptions, and certain representations and undertakings, from Tyco, Covidien and Tyco Electronics regarding the past and future conduct of our respective businesses and other matters. Notwithstanding the private letter rulings and the opinions, the IRS could determine on audit that the distribution or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the distributions should be taxable for other reasons, including as a result of significant changes in stock or asset ownership after the distribution. If the distribution ultimately is determined to be taxable, we would recognize a gain in an amount equal to the excess of the fair market value of the Covidien and Tyco Electronics common shares distributed to our shareholders on June 29, 2007 over our tax basis in such common shares, but such gain, if recognized, generally would not be subject to U.S. federal income tax. However, we would incur significant U.S. federal income tax liabilities if it ultimately is determined that certain internal transactions undertaken in connection with the Separation should be treated as taxable transactions.

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

        Under the Tax Sharing Agreement, there are restrictions on our ability to take actions that could cause the distribution or certain internal transactions undertaken in connection with the Separation to fail to qualify as tax-free or tax-favored transactions, as the case maybe, including entering into, approving or allowing any transaction that results in a change in ownership of more than 35% of our common shares, a redemption of equity securities, a sale or other disposition of a substantial portion of our assets, an acquisition of a business or assets with equity securities to the extent one or more persons would acquire 35% or more of our common shares, or engaging in certain internal transactions. These restrictions apply for the two-year period after the distribution, unless we obtain the consent of the other parties or we obtain a private letter ruling from the Internal Revenue Service or an unqualified opinion of a nationally recognized law firm that such action will not cause the distribution or the internal transactions undertaken in connection with the Separation to fail to qualify as tax-favored transactions and such letter ruling or opinion, as the case may be, is acceptable to the parties. Covidien and Tyco Electronics are subject to similar restrictions under the Tax Sharing Agreement. Moreover, the Tax Sharing Agreement generally provides that a party thereto is responsible for any taxes imposed on any other party thereto as a result of the failure of the distribution or certain internal transactions to qualify as tax-favored transactions under the Code if such failure is attributable to certain post-distribution actions taken by or in respect of the responsible party or its shareholders, regardless of whether the actions occur more than two years after the distribution, the other parties consent to such actions or the responsible party obtains a favorable letter ruling or opinion of tax counsel as described above. For example, we would be responsible for a third party's acquisition of us at a time and in a manner that would cause such failure. These restrictions may prevent us from entering into transactions which might be advantageous to our shareholders and noteholders.

Risks Relating to Our Jurisdiction of Incorporation

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our operations are conducted in facilities throughout the world aggregating approximately 35 million square feet of floor space, of which approximately 15 million square feet are owned and approximately 20 million square feet are leased. These facilities house manufacturing, distribution and warehousing operations, as well as sales and marketing, engineering and administrative offices.

        ADT Worldwide operates through a network of offices and service facilities located in North America, Central America, South America, Europe, the Middle East, the Asia-Pacific region and South Africa. The group occupies approximately 6 million square feet, of which 1 million square feet are owned and 5 million square feet are leased.

        Flow Control has manufacturing facilities, warehouses and distribution centers throughout North America, South America, Europe and the Asia-Pacific region. The group occupies approximately 10 million square feet, of which 6 million square feet are owned and 4 million square feet are leased.

        Fire Protection Services operates through a network of offices located in North America, Central America, South America, Europe and the Asia-Pacific region. The group occupies approximately 5 million square feet, of which 1 million square feet are owned and 4 million square feet are leased.

        Electrical and Metal Products has manufacturing facilities, warehouses and distribution centers throughout North America, South America, Europe and the Asia-Pacific region. The group occupies approximately 6 million square feet, of which 5 million square feet are owned and 1 million square feet are leased.

        Safety Products operates through a network of offices located in North America, South America, Europe and the Asia-Pacific region. Our Safety Products manufacturing facilities, warehouses and distribution centers are located in North America, Europe and the Asia-Pacific region. The group occupies approximately 5 million square feet, of which 2 million square feet are owned and 3 million square feet are leased.

        In the opinion of management, our properties and equipment are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. See Note 16 to Consolidated Financial Statements for a description of our lease obligations.

Item 3.    Legal Proceedings

        In the ordinary course of business, we are subject to various legal proceedings and claims, including product liability matters, environmental matters, patent infringement claims, employment disputes, disputes on agreements and other commercial disputes.

        In connection with the Separation, we entered into a liability sharing agreement regarding certain legal actions that were pending against Tyco prior to the Separation. Under the Separation and Distribution Agreement, we, Covidien and Tyco Electronics are jointly and severally liable for the full amount of any judgments resulting from the actions subject to the agreement, which generally are legacy matters that are not specific to the business operations of any of the companies (including ERISA, FCPA and securities claims). The agreement also provides that we will be responsible for 27%, Covidien 42% and Tyco Electronics 31% of payments to resolve these matters, with costs and expenses associated with the management of these contingencies being shared equally among the parties. In addition, under the agreement, we will manage and control all the legal matters related to assumed contingent liabilities as described in the Separation and Distribution Agreement, including the defense or settlement thereof, subject to certain limitations.

Class Action Settlement and Legacy Securities Matters

        As previously reported, in June 2007 the Company settled 32 purported securities class action lawsuits arising from actions alleged to have been taken by prior management for $2.975 billion. Of this amount, the Company contributed $803 million, representing its share under the Separation and Distribution Agreement to a $2.975 billion escrow account established in connection with the settlement. All legal contingencies that could have affected the final order approving the settlement expired on February 21, 2008, and the claims administrator is currently processing claims. The settlement did not purport to resolve all securities cases, and the outstanding cases are discussed below. It is not possible to predict the final outcome or to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of the asserted or unasserted claims from individuals that have opted-out or from any other legacy securities litigation. Should any of these cases result in an adverse judgment or be settled for a significant amount, they could have a material adverse effect on our financial position, results of operations or cash flows.

        Pursuant to the terms of the settlement, L. Dennis Kozlowski, Mark H. Swartz and Frank E. Walsh, Jr., were excluded as settling defendants, and the class agreed to assign to Tyco all of their claims against these defendants. In exchange, Tyco has agreed to pay the certified class, in addition to the $2.975 billion described above, 50% of any net recovery against these defendants.

Proceedings Not Covered by the Settlement

        As previously reported in our periodic filings, a number of lawsuits related to alleged misconduct of our former management have been filed against Tyco. Because the plaintiffs in these matters were not similarly situated to the members of the class settlement described above, these matters were not included in that settlement. The plaintiffs in these matters assert various claims based primarily on alleged violations of federal securities laws, fraud and negligence. These matters consist of Hess v. Tyco International Ltd., et al. an action related to Tyco's indirect purchase of Progressive Angioplasty Systems, Inc. in 1998, Stumpf v. Tyco International Ltd., an action related to the initial public offering of TyCom in 2000, which is further described below, Sciallo v. Tyco International Ltd., et al., an action related to Tyco's acquisition of U.S. Surgical in 1998, Jasin v. Tyco International Ltd., et al., an action brought by a pro se plaintiff, and Hall v. Kozlowski, et al, an action brought by a pro se plaintiff relating to the plaintiff's employment, 401(k), pension plans and ownership of Tyco common stock. In November 2008, the Company agreed to settle the Sciallo matter and the Hess matter for approximately $2 million and $16 million, respectively. Of these amounts, the Company is responsible for an aggregate of approximately $5 million under the terms of the Separation and Distribution Agreement. Each of the other matters described above is in the pre-trial stages of litigation and Tyco intends to vigorously defend each matter.

        As previously reported in our periodic filings, Stumpf v. Tyco International Ltd. is a class action lawsuit that asserts complaints against Tyco, among others, based on alleged violations of the disclosure provisions of the federal securities laws. The matter arises from Tyco's July 2000 initial public offering of common stock of TyCom Inc, and alleges that the TyCom registration statement and prospectus relating to the sale of common stock were inaccurate, misleading and failed to disclose facts necessary to make the registration statement and prospectus not misleading. The complaint further alleges the defendants violated securities laws by making materially false and misleading statements and omissions concerning, among other things, executive compensation, TyCom's business prospects and Tyco's and TyCom's finances. The matter is currently in the pre-trial stages of litigation and Tyco intends to vigorously defend this matter.

ERISA Litigation

        As previously reported in our periodic filings, Tyco and certain of our current and former employees, officers and directors, have been named as defendants in eight class actions brought under the Employee Retirement Income Security Act ("ERISA"). Two of the actions were filed in the United States District Court for the District of New Hampshire and the six remaining actions were transferred to that Court by the Judicial Panel on Multidistrict Litigation. All eight actions have been consolidated in the District Court in New Hampshire. The consolidated complaint purports to bring claims on behalf of our Retirement Savings and Investment Plans and the participants therein and alleges that the defendants breached their fiduciary duties under ERISA by negligently misrepresenting and negligently failing to disclose material information concerning, among other things, the following: related-party transactions and executive compensation; our mergers and acquisitions and the accounting therefor, as well as allegedly undisclosed acquisitions; and misstatements of our financial results. The complaint also asserts that the defendants breached their fiduciary duties by allowing the Plans to invest in our shares when it was not a prudent investment. The complaints seek recovery of alleged plan losses arising from alleged breaches of fiduciary duties. On August 15, 2006, the Court entered an order certifying a class "consisting of all Participants in the Plans for whose individual accounts the Plans purchased and/or held shares of Tyco Stock Fund at any time from August 12, 1998 to July 25, 2002." This matter remains in the pre-trial stages of litigation and Tyco intends to vigorously defend it.

Opt-Out Claims

        As of the opt-out deadline for the securities class-action settlement described above, Tyco had received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by the class members subject to the settlement. A number of these individuals and entities have filed claims separately against Tyco, and as of September 26, 2008, lawsuits had been filed against Tyco by the following opt-out claimants: Franklin Mutual Advisers, LLC; the Teachers Retirement System of Texas, et al.; Blackrock Global Allocation Fund, Inc., et al.; Nuveen Balanced Municipal and Stock Fund, et al.; Federated American Leaders Fund, Inc. et al.; and the State Treasurer of the State of Michigan, as custodian of the Michigan Public School Employees Retirement System, State Employees' Retirement System, Michigan State Police Retirement System and Michigan Judges Retirement System. Any judgments resulting from such claims or from claims that are filed in the future would not reduce the $2.975 billion settlement amount described above. Generally, the claims asserted by these plaintiffs include claims similar to those asserted by the settling defendants; namely, violations of the disclosure provisions of federal securities laws. Tyco intends to vigorously defend the litigation resulting from opt-out claims.

Tyco Litigation Against Former Senior Management

        Tyco International Ltd. v. L. Dennis Kozlowski and Tyco International Ltd. v. Mark H. Swartz. As previously reported in our periodic filings, we filed civil complaints against both Dennis Kozlowski, our former Chairman and Chief Executive Officer, and Mark H. Swartz, our former Chief Financial Officer, for breach of fiduciary duty and other conduct, and of all remuneration, including restricted and unrestricted shares and options, obtained by them during the course of this conduct. Discovery in these cases is proceeding. In connection with our civil complaints against Mr. Kozlowski, Mr. Swartz, and Scott Stevenson, our former Chief Tax Officer, each of these individuals has made claims against the Company seeking amounts allegedly due in connection with the former executives' compensation and retention arrangements and under ERISA. Tyco intends to vigorously defend these actions and does not believe that the ultimate outcome of these matters will have a material adverse affect on its financial position, results of operations or cash flows.

        In connection with the criminal trials for Mr. Kozlowski and Mr. Swartz, they were ordered to pay restitution, jointly and severally, to Tyco of $134 million. On January 2, 2007, the New York County District Attorney's office released to Tyco, on behalf of Mr. Kozlowski, $98 million in restitution and on October 27, 2007, Mr. Swartz paid restitution to the Company in the amount of $38 million. These payments were made pending the outcome of the appeal of their criminal convictions, both of which were denied by the appeals division of the New York State Supreme Court on November 15, 2007. Their further appeal to the New York State Court of Appeals was denied in October 2008.

         Tyco International Ltd. v. L. Dennis Kozlowski and Mark H. Swartz.    As previously reported in our periodic filings, we filed a civil complaint against our former Chairman and Chief Executive Officer and former Chief Financial Officer and Director pursuant to Section 16(b) of the Securities and Exchange Act of 1934 for disgorgement of short-swing profits from prohibited transactions in our common shares believed to exceed $40 million. The action seeks disgorgement of profits, interest, attorney's fees and costs. Discovery in this case is proceeding.

         Tyco International Ltd. v. Frank E. Walsh, Jr.    As previously reported in our periodic filings, we filed a civil complaint against Frank E. Walsh, Jr., a former director, for breach of fiduciary duty and related wrongful conduct involving receipt by Mr. Walsh of a $20 million payment in connection with our 2001 acquisition of the CIT Group, Inc. The action alleges causes of action for restitution, breach of fiduciary duty and inducing breach of fiduciary duty, conversion, unjust enrichment, and a constructive trust, and seeks recovery for all of the losses suffered by us as a result of the defendant director's conduct. On December 17, 2002, Mr. Walsh paid $20 million in restitution to Tyco, as a result of a plea bargain agreement with the New York County District Attorney. Mr. Walsh has made claims against Tyco alleging that Tyco is required to indemnify him for his defense costs arising from his role as a Tyco director. Our claims against Mr. Walsh and Mr. Walsh's claims against Tyco are still pending. Discovery in this case is proceeding.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent court appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million. The quarterly withdrawal liability payments are $1.1 million, $6.6 million of which have been paid to date. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

Subpoenas and Document Requests From Governmental Entities and Related Litigation

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

        In 2002, certain of our employees received subpoenas from the SEC's Division of Enforcement seeking testimony related to past accounting practices for dealer connect fees that ADT had charged to its authorized dealers upon purchasing customer accounts. The investigation related to accounting practices employed by our former management, which were discontinued in 2003. Although we settled with the SEC in 2006, a number of former dealers and related parties have filed lawsuits against us alleging breach of contract and other claims related to ADT's decision to terminate certain authorized dealers in 2002 and 2003. While it is not possible at this time to predict the final outcome of these lawsuits, we do not believe these claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

        As previously reported in our periodic filings, in November 2004, we received an order from the SEC to report facts and circumstances involving our participation, if any, in the United Nations Oil for Food Program governing sales of Iraqi oil. On January 10, 2005 and November 8, 2005, we responded to the order and provided information concerning transactions under the United Nations Oil for Food Program. On January 31, 2006, we received a subpoena from the SEC to produce additional documents and information related to the participation of three of our businesses in the United Nations Oil for Food Program. The SEC notified us on June 7, 2006 that it was not recommending any enforcement action against Tyco in connection with its investigation of the United Nations Oil for Food Program. Subsequently, we discovered additional product sales that may have been responsive to the SEC's order, investigated these transactions and presented the results of our investigation to the SEC Staff. While it is not possible at this time to predict the final outcome of this matter, we do not believe this discovery will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to known environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 26, 2008, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $37 million to $76 million. As of September 26, 2008, Tyco concluded that the best estimate within this range is approximately $43 million, of which $10 million is included in accrued and other current liabilities and $33 million is included in other liabilities on Tyco's Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos Matters

        As previously reported in its periodic filings, Tyco and some of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. Each case typically names between dozens to hundreds of corporate defendants. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. The Company will continue to vigorously defend the lawsuits that have been filed against it and its subsidiaries, but cannot predict whether it will be successful in those cases that proceed to trial. When appropriate, the Company settles claims. Although in the past the total amount paid in any year to settle and defend all asbestos claims has been immaterial, Tyco has recently experienced an increase in the number of lawsuits that have proceeded to trial. Of the lawsuits that proceeded to trial in 2008, Tyco has won or settled all but one case, with that one case returning an adverse jury verdict for approximately $7.7 million, which included both compensatory and punitive damages. Tyco has filed post-trial motions seeking to overturn the verdict or order a new trial, and believes that the verdict will ultimately be overturned. As of September 26, 2008 there were approximately 4,600 asbestos liability cases pending against the Company and its subsidiaries.

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

        During the second quarter of 2008, the IRS issued additional RARs asserting a withholding tax liability of approximately $106 million associated with the prior proposed tax adjustments related to Tyco, Covidien and Tyco Electronics for the 1997 to 2000 period. The withholding tax amount asserted against Tyco is immaterial. During the first quarter of fiscal 2009, the Company reached an agreement with the IRS appeals team to work towards timely resolution of all unagreed issues related to this time period. The Company, as Auditing Managing Party as specified in the Tax Sharing Agreement, intends to vigorously defend its prior filed tax return positions and determined that no adjustment is required to the Company's guarantees and indemnifications liability recorded in conjunction with the Tax Sharing Agreement as discussed in "Guarantees" within Management's Discussion and Analysis of

Financial Condition and Results of Operations. Additionally, the IRS is auditing the prior tax returns of the Company, which include legal entities of Tyco, Covidien and Tyco Electronics for the 2001 to 2004 period. The IRS has not issued any RARs for this period. The ultimate resolution of these matters is uncertain and could result in a material impact to the Company's financial position, results of operations, cash flows or the effective tax rate in future reporting periods.

        The IRS proposed civil fraud penalties against a prior subsidiary that was distributed to Tyco Electronics arising from alleged actions of former executives in connection with intercompany transfers of stock of Simplex Technologies in 1998 and 1999. Based on statutory guidelines, we estimate the proposed penalties could range between $30 million and $50 million. The Company, as Audit Managing Party as specified in the Tax Sharing Agreement, intends to vigorously oppose the assertion of such penalties against Tyco Electronics, in part, because beginning in 2003 the Company discovered, investigated and reported the conduct at issue to the IRS and fully cooperated in the criminal prosecution of the Company's former Chief Tax Officer on a charge of willful filing of a false tax return. This is a pre-Separation shared tax matter under the Tax Sharing Agreement.

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

        Any judgment required to be paid or settlement or other cost incurred by Tyco in connection with the FCPA investigations would be subject to the liability sharing provisions of the Separation and Distribution Agreement, which assigned liabilities primarily related to the former Healthcare and Electronics businesses of Tyco to Covidien or Tyco Electronics, respectively, and provides that Tyco will retain liabilities primarily related to its continuing operations. Any liabilities not primarily related to a particular segment will be shared equally among Tyco, Covidien and Tyco Electronics.

        The German Federal Cartel Office ("FCO") charged in early 2007 that certain German subsidiaries in Tyco's Flow Control business have engaged in anti-competitive practices, in particular with regard to its hydrant, valve, street box and fittings business. Tyco investigated this matter and determined that the conduct may have violated German anti-trust-law. Tyco is cooperating with the FCO in its investigation of this violation. Tyco cannot estimate the range of potential loss that may result from this violation. It is possible that the Company may be subject to civil or criminal proceedings and may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on our financial position, results of operations or cash flows.

Other Matters

         Fitzpatrick Contractors Limited v. Tyco Fire and Integrated Solutions (UK) Ltd.    On July 18, 2007, Fitzpatrick Contractors Limited ("FCL") commenced an action against Tyco Fire and Integrated Solutions (UK) Ltd. in the High Court of Justice, Queen Bench Division, Technology and Construction Court, United Kingdom, alleging that Tyco entered into a binding contract in 2002 for the design, manufacture and installation of mechanical and electrical works for the refurbishment of a portion of London Transport's Blackwell Tunnel. FCL seeks damages for breach of contract in the amount of approximately $38 million, and we have reserved our best estimate of probable loss related to this matter. Tyco intends to defend this action vigorously. While it is not possible at this time to predict the final outcome of this dispute, Tyco does not believe this action will have a material adverse effect on its financial position, results of operations or cash flows beyond what has been accrued for. Trial is expected to begin in April 2009.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The number of registered holders of Tyco's common shares at November 13, 2008 was 28,365.

        Tyco common shares are listed and traded on the New York Stock Exchange ("NYSE") and the Bermuda Stock Exchange under the symbol "TYC." The following table sets forth the high and low closing sales prices of Tyco common shares as reported by the NYSE, and the dividends declared on Tyco common shares, for the quarterly periods presented below. In connection with the Separation, effective June 29, 2007, the Company effected a reverse stock split of Tyco's common shares, at a split ratio of one for four. Shareholder approval for the reverse stock split was obtained at the Special General Meeting of Shareholders on March 8, 2007. Market price range was adjusted for the Separation. Dividends per common share reflect the reverse stock split only.

	Year Ended September 26, 2008			Year Ended September 28, 2007
	Market Price Range			Market Price Range
			Dividends Declared Per Common Share			Dividends Declared Per Common Share
Quarter	High	Low		High	Low
First	$46.66	$37.88	$0.15	$48.69	$43.81	$0.40
Second	44.85	33.72	0.15	52.09	46.57	0.40
Third	47.41	40.08	0.15	53.83	49.88	0.80
Fourth	45.15	36.37	0.20	53.36	40.59	—

			$0.65			$1.60

Dividend Policy

        On September 9, 2008, Tyco's Board of Directors approved a 33% increase in the Company's quarterly dividend from $0.15 to $0.20 per share payable in the first quarter of fiscal 2009. The 2007 dividend per common share in the above table represents that of Tyco pre-Separation, which included Covidien and Tyco Electronics. The timing, declaration and payment of future dividends to holders of our common shares, however, falls within the discretion of our Board of Directors and will depend upon many factors, including the statutory requirements of Bermuda law, our financial condition and results of operations, the capital requirements of our businesses, industry practice and any other factors the Board of Directors deems relevant. Additionally, we may from time to time enter into financing agreements that contain financial covenants and restrictions, some of which may limit the ability of Tyco to pay dividends.

Performance Graph

        Set forth below is a graph comparing the cumulative total shareholder return on Tyco's common shares against the cumulative return on the S&P 500 Index and the Dow Jones Industrial Diversified Index, assuming investment of $100 on September 30, 2003, including the reinvestment of dividends. The graph shows the cumulative total return as of the fiscal years ended September 30, 2004, 2005, September 29, 2006, September 28, 2007, and September 26, 2008.

	9/03	9/04	9/05	9/06	9/07	9/08
Tyco International Ltd.	$100.00	$150.33	$138.29	$140.49	$144.25	$119.61
S&P 500	100.00	113.87	127.82	141.62	164.90	128.66
Dow Jones Industrial Diversified	100.00	123.25	126.18	135.19	167.65	112.36

Equity Compensation Plan Information

        The following table provides information as of September 26, 2008 with respect to Tyco's common shares issuable under its equity compensation plans:

	Equity Compensation Plan
Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2004 Stock and Incentive Plan(1)	17,439,631	$50.44	34,090,258
LTIP I Plan(2)	4,378,321	37.41	—
ESPP(3)	—	—	2,934,361

	21,817,952		37,024,619

Equity compensation plans not approved by security holders:
LTIP II Plan(4)	6,488,958	$53.72
SAYE(5)	612,319	27.65	6,999,231

	7,101,277		6,999,231

Total	28,919,229		44,023,850

(1)
The Tyco International Ltd. 2004 Stock and Incentive Plan provides for the award of stock options, restricted shares and other equity and equity-based awards to Board members, officers and non-officer employees. Amount shown under shares outstanding includes 145,944 DSU grants and dividend equivalents earned on each DSU account, 13,308,391 shares to be issued upon exercise of options, 349,883 restricted shares, 3,152,363 restricted stock units and 483,050 Performance Share Units representing target payout. Amount shown under shares available reflects the aggregate shares available under LTIP, LTIP II and the 2004 Stock and Incentive Plan. Shares available under LTIP and LTIP II in March 2004 were rolled into the 2004 Stock and Incentive Plan as of the inception of the Plan.

(2)
The Tyco International Ltd. Long Term Incentive Plan ("LTIP") allows for the grant of stock options and other equity or equity-based grants to Board members, officers and non-officer employees. Amounts shown exclude 161,520 outstanding stock options assumed in connection with acquisitions at a weighted-average exercise price of $92.15. No additional options may be granted under those assumed plans. Amount shown includes 3,507,105 shares to be issued upon exercise of options, and 871,216 DSU grants and dividend equivalents earned on each DSU account. Effective as of inception of the 2004 Stock and Incentive Plan, no additional grants may be made under the LTIP or the LTIP II.

(3)
This table includes 2,934,361 shares available for future issuance under the Tyco Employee Stock Purchase Plan ("ESPP"), which represents the number of remaining shares registered for issuance under this plan. All of the shares delivered to participants under the ESPP are purchased in the open market.

(4)
Under the terms of the 2004 Stock and Incentive Plan, adopted in March 2004, no additional options, equity or equity-based grants will be made under the LTIP or the LTIP II. The shares granted under the LTIP will be issued at vesting under the 2004 Stock and Incentive Plan. LTIP II allows for the grant of stock options and other equity or equity-based grants to employees who are not officers of Tyco. Under this plan, non-officer employees or former employees of Tyco or a subsidiary could receive: (i) options to purchase Tyco common shares; (ii) stock appreciation rights; (iii) awards payable in cash, common shares, other securities or other property, based on the achievement of performance goals; (iv) dividend equivalents, consisting of a right to receive payments equivalent to dividends declared on Tyco common shares; and (v) other stock-based awards as determined by the Compensation and Human Resources Committee. The exercise price of options and stock appreciation rights would generally be fair market value on the date of grant, but could be lower in certain circumstances. No individual could receive awards for more than 12,000,000 shares (or 3,000,000 shares on a post-reverse stock split basis) in any calendar year. Terms and conditions of awards were determined by the Committee. Awards could be deferred, and could be payable in any form the Committee determined, including cash, Tyco common shares, other securities or other property. The Committee may modify awards in recognition of unusual or nonrecurring events, including a change of control. The shares granted under the LTIP II will be issued at vesting under the 2004 Stock and Incentive Plan.

(5)
The Tyco International Ltd. UK Savings Related Share Option Plan ("SAYE") is a UK Inland Revenue approved plan for UK employees pursuant to which employees may be granted options to purchase shares at the end of three years of service at a 15% discount off the market price at time of grant. Employees make monthly contributions that are, at the election of the employee, used for the purchase price or returned to the employee. The total amount of shares that may be purchased at the end of the three years of service is equal to the total of the monthly contributions, plus a tax-free bonus amount equal to a multiple of the aggregate amount of monthly contributions, divided by the option price. An option will generally be exercisable only during the period of six months following the three-year period. The plan is administered by the Company's International Benefits Oversight Committee, appointed by the Compensation and Human Resources Committee. The International Benefits Oversight Committee, among other things, determines when to grant options and sets the option price.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
6/28/08–7/25/08	4,783,871	$39.76	4,779,281	—
7/26/08–8/29/08	—	—	—	—
8/30/08–9/26/08	2,519,000	$39.68	2,519,000	$900,000,000

        The transactions described in the table above primarily represent the repurchase of common shares on the NYSE as part of the $1.0 billion share repurchase program approved by the Board of Directors in September 2007 (2007 Share Repurchase Program) along with the additional $1.0 billion program approved in July 2008 (2008 Share Repurchase Program). The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. Approximately $900 million remained outstanding under the 2008 Share Repurchase Program at September 26, 2008. The Company, through an affiliate, also acquires shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. Approximately 4,590 shares were acquired in these vesting-related transactions outside of the share repurchase program during the quarter ended September 26, 2008.

 Item 6.    Selected Financial Data

        The following table sets forth selected consolidated financial data of Tyco. This data is derived from Tyco's consolidated financial statements for the five years ended September 26, 2008, September 28, 2007, September 29, 2006, September 30, 2005 and 2004, respectively. This selected financial data should be read in conjunction with Tyco's Consolidated Financial Statements and related notes included elsewhere in this Annual Report as well as the section of this Annual Report titled Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	2008(1)	2007(2)	2006(3)	2005(4)	2004(5)
	(in millions, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$20,199	$18,477	$17,066	$16,385	$15,770
Income (loss) from continuing operations	1,095	(2,524)	817	573	334
Net income (loss)	1,553	(1,742)	3,590	3,094	2,822
Basic earnings per share:
Income (loss) from continuing operations	2.26	(5.10)	1.63	1.14	0.67
Net income (loss)	3.21	(3.52)	7.14	6.15	5.64
Diluted earnings per share:
Income (loss) from continuing operations	2.25	(5.10)	1.59	1.11	0.66
Net income (loss)	3.19	(3.52)	6.95	5.85	5.60
Cash dividends per share(6)	0.65	1.60	1.60	1.25	0.20
Consolidated Balance Sheets Data (End of Period)(7):
Total assets	$28,804	$32,815	$63,011	$62,465	$63,718
Long-term debt	3,709	4,082	8,858	10,077	13,917
Shareholders' equity	15,494	15,624	35,387	32,619	30,399

(1)
Income from continuing operations for the year ended September 26, 2008 includes a class action settlement credit, net of $10 million, a $9 million goodwill impairment charge, $4 million of separation costs, restructuring, asset impairment and divestiture charges, net of $248 million, $42 million of incremental stock option charges required under Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," and a $258 million loss on extinguishment of debt related to the consent solicitation and exchange offers and termination of the bridge loan facility. Net income also includes $458 million of income, net of income taxes, from discontinued operations.

(2)
Loss from continuing operations for the year ended September 28, 2007 includes a class action settlement charge, net of $2.862 billion, $105 million of separation costs, a $46 million goodwill impairment charge related to the reorganization to a new management and segment reporting structure, restructuring, asset impairment and divestiture charges, net of $210 million, $120 million of incremental stock option charges required under Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," a $259 million loss related to the early retirement of debt and $95 million of tax charges related to the Separation primarily for the write-off of deferred tax assets that will no longer be realizable. Net loss also includes $782 million of income, net of income taxes, from discontinued operations.

(3)
Income from continuing operations for the year ended September 29, 2006 includes a charge of $100 million related to the Voluntary Replacement Program, which is included in cost of sales. Also included are $49 million of separation costs, restructuring, asset impairment and divestiture charges, net of $15 million, $84 million of incremental stock option charges required under SFAS No. 123R, $72 million of income related to a settlement with a former executive and $48 million of income resulting from a reduction in our estimated workers' compensation liabilities primarily due to favorable claims experience. Net income includes $2,787 million of income, net of income taxes, from discontinued operations as well as a $14 million loss, net of income taxes, related to the cumulative effect adjustment recorded in conjunction with the adoption of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143".

(4)
Income from continuing operations for the year ended September 30, 2005 includes restructuring, asset impairment and divestiture charges, net of $41 million, a $70 million charge related to certain former executives' employment, a $50 million charge related to an SEC enforcement action, a loss of $405 million related to the retirement of debt as well as $109 million of income related to a court-ordered restitution award. Net income also includes $2,500 million of income, net of income taxes, from discontinued operations as well as a $21 million gain, net of income taxes, related to a cumulative effect adjustment recorded in conjunction with the change in measurement date for pension and postretirement benefit plans.

(5)
Income from continuing operations for the year ended September 30, 2004 includes a charge of $59 million related to divestitures, net restructuring and asset impairment charges of $275 million, and a loss of $113 million related to the retirement of debt. Net income also includes a $2,488 million loss, net of income taxes, from discontinued operations.

(6)
Cash dividends per share for the years ended 2007, 2006, 2005 and 2004 represent that of Tyco pre-Separation, which included Covidien and Tyco Electronics. On September 9, 2008 Tyco's Board of Directors approved a quarterly dividend on the Company's common shares of $0.20 per share, which was paid on on November 3, 2008 to shareholders of record on October 1, 2008. On September 13, 2007 Tyco's Board of Directors approved a quarterly dividend on the Company's common shares of $0.15 per share payable on November 1, 2007 to shareholders of record of Tyco International Ltd. post Separation on October 1, 2007. On December 9, 2004, the Board of Directors approved an increase in the quarterly dividend on the Company's common shares from $0.05 to $0.40 per share. As a result, in 2005, Tyco paid a quarterly cash dividend of $0.05 per common share in the first quarter of 2005 and $0.40 per common share thereafter. Prior to 2005, Tyco paid a quarterly cash dividend of $0.05 per common share for all periods presented.

(7)
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

        The Company operates in the following business segments:

  •
  ADT Worldwide designs, sells, installs, services and monitors electronic security systems for residential, commercial, industrial and governmental customers.

  •
  Flow Control designs, manufactures, sells and services valves, pipes, fittings, valve automation and heat tracing products for the water and wastewater markets, the oil, gas and other energy markets along with general process industries.

  •
  Fire Protection Services designs, sells, installs and services fire detection and fire suppression systems for commercial, industrial and governmental customers.

  •
  Electrical and Metal Products designs, manufactures and sells galvanized steel tubing, armored wire and cable and other metal products for non-residential construction, electrical, fire and safety and mechanical customers.

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

Overview and Outlook

        Fiscal year 2008 was a year of progress for Tyco, as revenue increased by 9% and income from continuing operations significantly improved compared to 2007. We also made significant progress in executing our business strategies. Looking forward to fiscal 2009, like most businesses, we expect market conditions to negatively affect our results. First, because over 50% of our revenue is generated outside of the U.S., the recent significant appreciation of the U.S. dollar against most major currencies could negatively impact our revenue in 2009. Specifically, the value of the local currencies used in our non-U.S. operations has declined relative to the U.S. dollar by approximately 20%, mostly during the fourth fiscal quarter and into October of 2008. If exchange rates remained at these levels, our non-U.S. revenue would likely decline by a similar magnitude in fiscal 2009. Second, we expect the operating margins in our Electrical and Metals segment to decline in 2009 as a result of declining steel and copper prices. As noted in our Critical Accounting Policies, we account for our inventory on a first-in, first-out basis. As a result, in a declining price environment like the one we are in today, operating margins are likely to contract as higher priced inventory is processed and sold at lower prices. Third, we have recently seen a decline in commercial construction activity, both in the United Kingdom and the U.S. We expect continued weakness in the commercial construction market to negatively impact our results in the ADT Worldwide segment.

        Operationally, in 2009, we expect to continue our initiatives to improve our efficiency, manage our working capital effectively, refine our portfolio and prudently allocate our capital. We expect internal investments to fund growth and productivity in our businesses to continue to be our first priority. As in prior years, we expect to remain active in making bolt-on acquisitions as we continually assess the strategic fit and value of businesses that have potential for success within our existing framework. During 2008, our ADT Worldwide segment acquired FirstService Security to strengthen its systems integration capabilities. In addition, during 2008, ADT acquired two Sensormatic franchisees: Winner Security Services LLC and Sensormatic Security Corp. At the same time that we selectively pursue acquisitions, we will consider divestitures where businesses do not align with our long term strategy. In fiscal 2008, as part of our portfolio refinement efforts, we sold a subsidiary that makes and sells fire protection products in Japan, a European manufacturer of building products for the construction industry, a European manufacturer of public address and acoustic systems, and substantially all of our Infrastructure Services business. These divestitures resulted in cash proceeds of approximately $1.0 billion. The results of these businesses are included in discontinued operations for all periods presented.

        In addition to using cash flow to fund internal investments and make selective acquisitions, we expect to have excess cash to return to our shareholders. During 2008, we completed the $1.0 billion share repurchase program approved by the Board of Directors in September 2007, which resulted in the purchase of approximately 5% of our outstanding shares during the program. In addition, during 2008, we paid dividends of $292 million to shareholders, and on September 9, 2008 our Board of Directors approved an increase in the quarterly dividend on our common shares to $0.20 per share from $0.15 per share, which was paid on November 3, 2008 to shareholders of record on October 1, 2008. On July 10, 2008, our Board of Directors approved a new $1.0 billion share repurchase program, which we intend to use to repurchase additional shares depending on credit market conditions, macroeconomic factors and our expectations regarding future cash flows.

        Finally, we continue to focus on operational execution to drive earnings growth. To further improve operating efficiency, during the first quarter of 2007, we launched a restructuring program across all of our segments, including the corporate organization, designed to streamline some of our businesses and reduce our operational footprint. Since the inception of this program through the end of fiscal 2008, we have incurred charges of approximately $395 million. We have identified additional opportunities for cost savings from restructuring activities in fiscal 2009 and expect to incur restructuring charges of approximately $50 million in fiscal 2009. We believe this restructuring activity will strengthen our competitive position over the long term.

Legal Settlements

        In connection with the settlement of litigation related to our outstanding public debt, on June 3, 2008 we, along with our finance subsidiary TIFSA, Tyco International Finance S.A. ("TIFSA"), a wholly-owned subsidiary of the Company and successor company to Tyco International Group S.A. ("TIGSA"), a wholly-owned subsidiary of the Company organized under the laws of Luxembourg, consummated consent solicitations and exchange offers related to certain series of debt issued under the Company's consent payments totaling $250 million, and we recorded a $222 million charge to other expense, net as a loss on extinguishment of debt. We also terminated our unsecured bridge loan facility entered into on November 27, 2007 in connection with the settlement of the Indenture Trustee

Litigation and recorded a $36 million charge to other expense to write-off unamortized debt issuance costs.

        During the third quarter of 2008, the Company signed a definitive agreement with the plaintiff to settle the lawsuit entitled New Jersey v. Tyco International Ltd., et al. In connection with the settlement, the Company made a payment of $73.25 million to the plaintiffs on June 2, 2008. Pursuant to the Separation and Distribution Agreement, the Company's share of the settlement amount was approximately $20 million, with Covidien and Tyco Electronics responsible for approximately $30 million and $23 million, respectively. The Company recorded the settlement and related receivable from each of Covidien and Tyco Electronics for their respective shares of the settlement amount in the second quarter of 2008 resulting in a net charge to selling, general and administrative expenses for its share of the settlement of approximately $20 million.

        Also in the third quarter of 2008, the Company settled the lawsuit entitled Ballard v. Tyco International Ltd. Pursuant to the settlement, the Company made a payment of $36 million to the plaintiffs, which was subject to the sharing formula contained in the Separation and Distribution Agreement and resulted in the Company recording a net charge to selling, general and administrative expenses of approximately $10 million and recording receivables from Tyco Electronics and Covidien of approximately $11 million and $15 million, respectively, in the third quarter.

        Also in the third quarter of 2008, the Company settled the matter entitled The Bank of New York v. Tyco International Group S.A., a lawsuit related to the Separation brought by the indenture trustee of certain of Tyco's public debt. In connection with the settlement, Tyco exchanged approximately $422 million principal amount of notes due 2028 and $707 million principal amount of notes due 2029 for an equal principal amount of notes due 2019 and 2021, respectively. The terms of the exchange notes are substantially the same as the terms of the notes for which they were exchanged. In addition, each series of notes issued under Tyco's indentures dated June 9, 1998 and December 31, 2003 (including the exchange notes) were amended to provide noteholders with the right to require Tyco to repurchase their notes for a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase, in the event that a ratings downgrade occurs in connection with certain change of control transactions.

        Also in the third quarter of 2008, the Company settled the matter entitled Sensormatic Security Corp. v. Sensormatic Electronics Corp., ADT Security Services, Inc. and Wallace Computer Services, Inc. in connection with its purchase of the Sensormatic franchisee's Maryland, Virginia and District of Columbia franchise. As part of the settlement and the franchise acquisition, the Company paid a total of approximately $86 million to the franchisee which includes $20 million for the reacquisition of franchise rights that were deemed unfavorable to the Company when compared to pricing for current market transactions for similar arrangements and $6 million related to a legal settlement.

        In the second quarter of 2008, the Company settled a contract dispute arising under its former Infrastructure Services business relating to the City of Phoenix's 91st Avenue Wastewater Treatment Plant. The settlement included a general release of all claims by each party to the litigation without any party making any payment to any other party. In connection with the settlement, the Company assessed its assets under the original contract with the City of Phoenix and concluded the assets were no longer recoverable, resulting in a $51 million charge to discontinued operations in the second quarter of 2008.

        In 2007, the Company settled 32 purported securities class action lawsuits arising from actions alleged to have been taken by prior management for $2.975 billion. Of this amount, the Company contributed $803 million, representing its share under the Separation and Distribution Agreement, to a $2.975 billion escrow account established in connection with the settlement. All legal contingencies that could have affected the final order approving the settlement expired on February 21, 2008, and the claims administrator is currently processing claims. The settlement did not purport to resolve all securities cases, and several of such cases remain outstanding. In addition, the settlement did not release claims arising under ERISA and the lawsuits arising thereunder. As of the opt-out deadline, Tyco had received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. A number of these individuals and entities have filed claims separately against Tyco. Any judgments resulting from such claims or from claims that are filed in the future would not reduce the settlement amount. Generally, the claims asserted by these plaintiffs include claims similar to those asserted by the settling defendants; namely, violations of the disclosure provisions of federal securities laws. Tyco intends to vigorously defend any litigation resulting from opt-out claims. It is not possible to predict the final outcome or to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of the asserted or unasserted claims from individuals that have opted-out or from any other legacy securities litigation. Should any of these cases result in an adverse judgment or be settled for a significant amount, they could have a material adverse effect on our financial position, results of operations or cash flows.

        Under the terms of the Separation and Distribution Agreement, each of Tyco, Covidien and Tyco Electronics are jointly and severally liable for the full amount of any legacy securities action settlement (including ERISA claims) and any judgments resulting from opt-out claims. Additionally, under the Separation and Distribution Agreement, the companies shared in the liability and escrow accounts related to the class action settlement, with Tyco assuming 27%, Covidien 42% and Tyco Electronics 31% of the settlement amount.

        As a result, Tyco incurred a charge to expense, for which no tax benefit is available, and a current liability of $2.975 billion in the third quarter of 2007. Tyco borrowed under its unsecured bridge and credit facilities to fund the liability and placed the proceeds in escrow for the benefit of the class. In connection with the Separation, Covidien and Tyco Electronics assumed their portion of the related borrowing. The Company has also recovered certain of these costs from insurers. As a result, the Company recorded $113 million of recoveries in connection with the class action settlement in its Consolidated Statements of Operations for 2007. Based on the Separation and Distribution Agreement, the Company recorded payables to Covidien and Tyco Electronics for their portion of the 2007 recoveries with an offset to shareholders' equity. The Company recovered an additional $38 million of costs from insurers during 2008. The Company recorded payables to Covidien and Tyco Electronics for their respective shares of the 2008 recoveries resulting in a net $10 million credit recorded to class action settlement, net in the Consolidated Statement of Operations.

        Since all legal contingencies that could have affected the settlement were exhausted on February 21, 2008, the administration and distribution of the settlement funds in escrow has been managed by the counsel of the certified class and Tyco is not subject to any further liability related to the class action settlement. As a result, Tyco has extinguished the class action liability and no longer has claim to the escrow account. The escrow accounts earned interest that was payable to the class. As a result, interest was also accrued on the class action settlement liability. On February 21, 2008, the class action liability and escrow account balances including interest were each $3.02 billion.

        Based on the Separation and Distribution Agreement, Tyco had a receivable from Covidien and Tyco Electronics for their portion of the liability of $1,257 million and $927 million, respectively at September 28, 2007 and corresponding payables to Covidien and Tyco Electronics for their interest in the escrow accounts. Receivables and payables that pertain to the class action settlement and related escrow accounts with the same counterparty were presented net in the Consolidated Balance Sheet. Tyco's portion of the liability was $808 million at September 28, 2007. These amounts were extinguished during the second quarter of 2008.

Operating Results

        Net revenue, operating income (loss) and net income (loss) for the years ended September 26, 2008, September 28, 2007 and September 29, 2006 were as follows ($ in millions):

	2008	2007	2006
Revenue from product sales	$13,064	$11,816	$10,731
Service revenue	7,135	6,661	6,335

Net revenue	$20,199	$18,477	$17,066

Operating income (loss)	$1,941	$(1,732)	$1,355
Interest income	110	104	46
Interest expense	(396)	(313)	(279)
Other expense, net	(224)	(255)	—

Income (loss) from continuing operations before income taxes and minority interest	1,431	(2,196)	1,122
Income taxes	(335)	(324)	(304)
Minority interest	(1)	(4)	(1)

Income (loss) from continuing operations	1,095	(2,524)	817
Income from discontinued operations, net of income taxes	458	782	2,787

Income (loss) before cumulative effect of accounting change	1,553	(1,742)	3,604
Cumulative effect of accounting change, net of income taxes	—	—	(14)

Net income (loss)	$1,553	$(1,742)	$3,590

        Net revenue increased $1.7 billion, or 9.3%, for 2008 as compared to 2007 as a result of growth in all of our segments led by solid year over year increases in Flow Control, ADT Worldwide and Electrical and Metal Products. The increase in net revenue in Flow Control resulted from volume growth due to continued strength in most industrial end markets with significant project growth in the valves business. In addition, net revenue growth in ADT Worldwide was attributable to growth in all geographic regions, as well as growth in its North American recurring revenue base. Electrical and Metal Products experienced growth primarily due to selling price increases partially offset by a decrease in volume. Foreign currency exchange rates positively affected 2008 by $772 million while the net impact of acquisitions, divestitures and other activity positively affected 2008 by $35 million.

        Operating income increased $3.7 billion for 2008. Operating loss in 2007 included the class action settlement charge of $2.862 billion while 2008 operating income included a class action benefit of $10 million. Strong year over year income growth in all segments led by Flow Control, ADT Worldwide and Electrical and Metal Products, as well as lower corporate expenses contributed to the increase in operating income. Operating income was also favorably impacted as a result of lower Separation related costs and goodwill impairment charges. Separation related costs impacted operating income by $4 million and $105 million and goodwill impairment charges impacted operating income by $9 million and $46 million in 2008 and 2007, respectively. Additionally, operating income was negatively impacted by restructuring, asset impairment and divestiture charges, net of $248 million for 2008 and $210 million for 2007.

        Net revenue increased $1.4 billion, or 8.3%, for 2007 as compared to 2006 as a result of growth in all of our segments. The increase in net revenue was largely driven by Flow Control as a result of volume growth from continued strength in most industrial end markets. In addition, ADT Worldwide had strong growth in Asia and Latin America, as well as growth in its recurring revenue base and systems installation and service in North America. Fire Protection Services experienced continued growth in electronic and mechanical contracting. Foreign currency exchange rates positively affected 2007 by $580 million while the net impact of acquisitions and divestitures negatively affected 2007 by $48 million.

        Operating income decreased $3.1 billion for 2007. Operating income was primarily impacted by the class action settlement charge, net of $2.862 billion. Revenue growth in all segments was partially offset by lower margins in Electrical and Metal Products primarily due to unfavorable spreads on both steel and copper products. Additionally, operating income was impacted by costs incurred relating to the Separation and the restructuring program announced in November 2006. Separation related costs impacted operating income by $105 million for 2007 and $49 million for 2006. Restructuring, asset impairment and divestiture charges, net impacted operating income by $210 million and $15 million in 2007 and 2006, respectively. Also impacting operating income was a goodwill impairment charge of $46 million due to the reorganization into our new management and segment reporting structure. In addition, 2006 was unfavorably affected by a $100 million charge relating to a pre-existing voluntary replacement program for certain sprinkler heads, incremental stock option charges of $84 million as required under SFAS No. 123R, "Share-Based Payment," and separation related costs of $49 million. Operating income for 2006 also included $72 million of income related to the extinguishment of certain payment obligations under a split dollar life insurance policy and rabbi trust pursuant to a settlement with Mr. Kozlowski, former Chief Executive Officer, and $48 million of income resulting from a reduction in our estimated workers' compensation liabilities primarily due to favorable claims experience.

Results by Geographic Area

        Net revenue by geographic area for the years ended September 26, 2008, September 28, 2007 and September 29, 2006 was as follows ($ in millions):

	2008	2007	2006
Net revenue(1):
United States	$9,661	$8,884	$8,617
Other Americas	1,537	1,445	1,354
Europe, Middle East and Africa	5,749	5,338	4,707
Asia-Pacific	3,252	2,810	2,388

	$20,199	$18,477	$17,066

(1)
Revenue is attributed to individual countries based on the reporting entity that records the transaction.

Segment Results

        The segment discussions that follow describe the significant factors contributing to the changes in results for each of our segments included in continuing operations.

ADT Worldwide

        Net revenue, operating income and operating margin for ADT Worldwide for the years ended September 26, 2008, September 28, 2007 and September 29, 2006 were as follows ($ in millions):

	2008	2007	2006
Revenue from product sales	$2,821	$2,734	$2,546
Service revenue	5,196	4,914	4,659

Net revenue	$8,017	$7,648	$7,205

Operating income	$910	$842	$907
Operating margin	11.4%	11.0%	12.6%

        Net revenue by geographic area for ADT Worldwide for the years ended September 26, 2008, September 28, 2007 and September 29, 2006 was as follows ($ in millions):

	2008	2007	2006
North America	$4,218	$4,094	$3,985
Europe, Middle East and Africa	2,641	2,574	2,344
Rest of World	1,158	980	876

	$8,017	$7,648	$7,205

        Net revenue for ADT Worldwide increased $369 million, or 4.8%, during 2008, with product revenue up 3.2% and service revenue up 5.7%, as compared to 2007. Revenue from product sales includes sales and installation of electronic security and other systems. Service revenue is comprised of electronic security services and maintenance, including the monitoring of burglar alarms, fire alarms and other life safety systems as well as services related to retailer anti-theft systems. Approximately 50% of ADT's total net revenue is contractual and is considered recurring revenue. Overall, recurring revenue grew 6.1% during 2008 while systems installation and service revenue grew 3.7%. Geographically, North America grew 3%, resulting largely from growth in recurring revenue which was partially offset by weakness in the retailer end market. The North America net revenue increase also includes the impact of acquisitions, which contributed $53 million. Although we experienced year-over-year net revenue increase in North America, this was partially offset by the retailer end market which continued to show signs of weakness during the fourth quarter of 2008. We will continue to monitor these market conditions as well as the current economic environment as we enter fiscal year 2009. Revenue in the EMEA region increased $67 million, or 2.6%, as a result of foreign currency exchange rates which had a favorable impact of $151 million. This increase was partially offset by a decline in systems installation and service revenue due to weakness in the retailer end market as well as commercial softness primarily in the United Kingdom. The 18.2% revenue growth in the Rest of World geographies was primarily driven by growth in both recurring revenue and contracting across all regions. The Rest of the World increase included the favorable impact of changes in foreign currency exchange rates of $30 million. Overall, the ADT Worldwide net revenue increase included the favorable impact of changes in foreign currency exchange rates of $213 million. The net impact of acquisitions, divestitures, and other activity positively affected revenue by $27 million.

        Operating margin in ADT Worldwide increased to 11.4% in 2008 from 11.0% in 2007. North America is one of the most profitable geographic areas for ADT Worldwide with 2008 and 2007 operating margin of 15.8% and 16.9%, respectively. Margins in North America were negatively impacted by $58 million of restructuring and asset impairments in 2008 compared to $8 million in 2007. Restructuring charges in 2008 include $58 million relating to the reacquisition of certain franchise rights that were deemed to be unfavorable to the Company. There were no charges related to the reacquisition of franchise rights in 2007. In addition, North America incurred $48 million and $12 million to convert customers from analog to digital signal transmissions in 2008 and 2007, respectively. North America operating margins benefited from continued growth in recurring revenue partially offset by declines in the retailer end market. ADT EMEA had 2008 and 2007 operating margin of 4.6% and 3.1%, respectively. EMEA's operating income included $52 million of restructuring and impairments in 2008 compared with $71 million in 2007. EMEA margins benefited from reduced costs as a result of the restructuring program, which was partially offset by volume decreases as discussed above.

        Attrition rates for customers in our ADT Worldwide business increased over the prior year to an average of 12.9% on a trailing 12-month basis for 2008, as compared to 12.3% for 2007 and 14.2% in 2006. The increased attrition was partially due to the analog to digital conversion project and partially due to the market conditions in the commercial business, which included customers switching from a contractual service agreement to a time and material basis. Internationally, our attrition rate continued to improve.

        Operating income in 2008 increased $68 million, or 8.1%, as compared to 2007. Factors that positively impacted operating income included increased volume, particularly our higher margin recurring revenue, operational efficiencies, including those achieved from restructuring activities in Europe, lower depreciation and amortization expense and lower long-lived asset impairment charges. The decrease in depreciation and amortization expense occurred primarily in North America and resulted from changes to the depreciation method and estimated useful lives for pooled subscriber assets and changes to the estimated useful lives of dealer intangible assets. The reduction in depreciation and amortization expense was partially offset by increased net expenses of $51 million, which primarily related to converting customers from analog to digital signal transmissions in North America. Results for 2007 include goodwill impairment charges due to the reorganization of our management and segment reporting structure following the Separation.

        Net revenue for ADT Worldwide increased 6.1% during 2007, with product revenue up 7.4% and service revenue up 5.5%, as compared to 2006. The 2.7% revenue growth in North America resulted largely from an increase in commercial installations, primarily in the retailer market, as well as an increase in the recurring revenue base. Revenue in the EMEA region grew 9.8%, primarily driven by favorable changes in foreign currency exchange rates. The 11.9% revenue growth in the Rest of World geographies was primarily driven by strong growth in Asia and Latin America and, to a lesser extent, favorable changes in foreign currency exchange rates. Overall, net revenue was favorably affected by $213 million due to changes in foreign currency exchange rates while the net impact of acquisitions and divestitures unfavorably impacted net revenue by $3 million.

        Operating income of $842 million in 2007 decreased $65 million from $907 million in 2006. Factors that positively impacted operating income included increased volume, operational efficiencies and reductions to depreciation and amortization expense, of $26 million. The decrease to depreciation and amortization expense resulted from changes to the depreciation method and estimated useful lives for pooled subscriber assets and changes to the estimated useful lives of dealer intangible assets. These increases were more than offset by a goodwill impairment charge of $46 million, due to the reorganization of our management and segment reporting structure, as well as increased investment in selling and marketing in Americas and Asia. In addition, results for 2007 included restructuring, asset impairment and divestiture charges, net of $83 million, which were primarily related to actions to improve field efficiencies and consolidating certain administrative functions in Europe, and an impairment of certain indefinite lived intangible assets. Restructuring, asset impairment and divestiture charges, net were $5 million in 2006.

Flow Control

        Net revenue, operating income and operating margin for Flow Control for the years ended September 26, 2008, September 28, 2007 and September 29, 2006 were as follows ($ in millions):

	2008	2007	2006
Revenue from product sales	$4,201	$3,618	$3,002
Service revenue	217	148	133

Net revenue	$4,418	$3,766	$3,135

Operating income	$618	$457	$356
Operating margin	14.0%	12.1%	11.4%

        Net revenue for Flow Control increased $652 million, or 17.3%, in 2008 as compared to 2007. The increase in net revenue was largely driven by volume growth from continued strength in the valves and thermal businesses, and to a lesser extent, the water business. The increase in the valves business was primarily driven by continued project growth in the oil and gas industry while the thermal business benefited primarily from continued strong project growth coupled with increased selling prices. While revenue within the water business increased year over year, project activity declined during the second half of 2008, primarily in Australia. Favorable changes in foreign currency exchange rates positively impacted revenue by $314 million. The net impact of acquisitions, divestitures and other activity positively affected revenue by $6 million.

        Operating income increased $161 million, or 35.2%, in 2008 as compared to 2007 primarily from revenue growth, as well as volume efficiencies. Flow Control incurred restructuring, asset impairment and divestiture charges, net of $8 million, compared to $28 million in 2007. Additionally, selling, general and administrative expenses in 2008 included an environmental remediation charge of $6 million related to the closure of a facility in North America as compared to no charges in 2007.

        Net revenue for Flow Control increased $631 million, or 20.1%, in 2007 as compared to 2006. The increase in net revenue was largely driven by volume growth from continued strength in most industrial end markets with significant project growth in the energy and water sectors. Growth in these sectors was strong across all geographical regions, and, in particular, Asia-Pacific and Europe. Favorable changes in foreign currency exchange rates positively impacted revenue by $197 million while the net impact of acquisitions and divestitures unfavorably impacted net revenue by $16 million.

        The increase in operating income of $101 million, or 28.4%, in 2007 as compared 2006 was primarily due to revenue growth, as well as improved utilization rates. The increase in operating income during 2007 was partially offset by restructuring, asset impairment and divestiture charges, net of $28 million, which includes $6 million in cost of sales and selling, general and administrative expenses.

Fire Protection Services

        Net revenue, operating income and operating margin for Fire Protection Services for the years ended September 26, 2008, September 28, 2007 and September 29, 2006 were as follows ($ in millions):

	2008	2007	2006
Revenue from product sales	$1,860	$1,790	$1,629
Service revenue	1,693	1,576	1,521

Net revenue	$3,553	$3,366	$3,150

Operating income	$321	$258	$241
Operating margin	9.0%	7.7%	7.7%

        Net revenue for Fire Protection Services increased $187 million, or 5.6%, during 2008 as compared to 2007, driven by increases in both product sales and service revenues. Revenue from product sales includes sales and installation of fire protection and other systems. Service revenue comprises of inspection, maintenance, service and monitoring of fire detection and suppression systems. This increase in product sales was aided by foreign currency exchange rates, which had a favorable impact of $63 million. The increase in service revenue related to growth in service work and sprinkler contracting in North America and Asia primarily as a result of an increase in demand from the education and healthcare industries in North America and continued commercial expansion in the Asia Pacific region. Additionally, changes in foreign currency exchange rates had a favorable impact of $62 million on service revenue. The increase was partially offset by reduced revenue in EMEA and Australia/New Zealand primarily due to a decline in contracting revenue as a result of a strategic initiative to be more selective in our pursuit of contracts. Additionally, the net revenue increase was partially offset due to the planned exit of low performing non-core activities in Latin America and Asia. Overall, the Fire

Protection Services net revenue increase included the favorable impact of changes in foreign currency exchange rates of $125 million.

        Operating income increased $63 million, or 24.4%, during 2008 as compared to 2007 resulting largely from increased volume and improved margins, primarily in North America, and to a lesser extent, Asia and EMEA. The increase in operating income during 2008 was partially offset by $22 million of restructuring, asset impairment and divestiture charges. Also, operating income was unfavorably impacted by $9 million due to a goodwill impairment in the Latin America reporting unit.

        Net revenue for Fire Protection Services increased $216 million, or 6.9%, during 2007 as compared to 2006, driven largely by a 9.9% increase in revenue from product sales. This increase was largely the result of strong growth in most regions which benefited from continuing strength in commercial construction activity in our focused end-markets. Changes in foreign currency exchange rates had a favorable impact of $101 million while divestitures had a negative impact of $30 million.

        Operating income increased $17 million during 2007 as compared to 2006 resulting largely from increased volume, and improved margins, primarily in North America. Results for 2007 included restructuring, asset impairment and divestiture charges, net of $23 million, of which $1 million is included in cost of sales, primarily related to actions to improve field efficiencies and consolidate certain administrative functions in Europe. Operating income was unfavorably impacted by $1 million of divestiture charges, compared to no charges in 2006.

Electrical and Metal Products

        Net revenue, operating income and operating margin for Electrical and Metal Products for the years ended September 26, 2008, September 28, 2007 and September 29, 2006 were as follows ($ in millions):

	2008	2007	2006
Revenue from product sales	$2,266	$1,970	$1,946
Service revenue	6	4	3

Net revenue	$2,272	$1,974	$1,949

Operating income	$342	$159	$319
Operating margin	15.1%	8.1%	16.4%

        Net revenue for Electrical and Metal Products increased $298 million, or 15.1%, in 2008 as compared to 2007. The increase in net revenue was largely driven by selling price increases for steel tubular products and to a lesser extent armored cable products partially offset by decreased sales volume for both products. Changes in foreign currency exchange rates had a favorable impact of $44 million.

        Operating income increased $183 million, or 115.1%, in 2008 as compared to 2007. The increase in operating income was primarily due to favorable spreads on both steel tubular and armored cable products. As inventory is replenished at higher prices, the spreads will narrow, which will result in lower operating income. Income generated by higher selling prices for both steel tubular and armored cable products were partially offset by decreased sales volume for both products. Operational excellence initiatives resulted in reductions in production cost rates for both steel tubular and armored cable products. The increase in operating income during 2008 was partially offset by $43 million of restructuring, asset impairment and divestiture charges, as compared to $7 million in 2007.

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

        The decrease in operating income of $160 million, or 50.2%, in 2007 as compared to 2006 was primarily due to unfavorable spreads on both steel tubular and armored cable products. Income generated by higher sales volume for both armored cable and steel tubular products were more than offset by lower selling prices and higher raw material prices. Results for 2007 included restructuring, asset impairment, and divestiture charges, net of $7 million, compared to no charges in 2006.

Safety Products

        Net revenue, operating income and operating margin for Safety Products for the years ended September 26, 2008, September 28, 2007 and September 29, 2006 were as follows ($ in millions):

	2008	2007	2006
Revenue from product sales	$1,916	$1,704	$1,608
Service revenue	18	15	16

Net revenue	$1,934	$1,719	$1,624

Operating income	$284	$274	$196
Operating margin	14.7%	15.9%	12.1%

        Net revenue for Safety Products increased $215 million, or 12.5%, during 2008 as compared to 2007 primarily from strong performance in the fire suppression, and to a lesser extent electronic security and life safety businesses. The increase in the fire suppression business was driven by continued growth in the energy and marine sectors, favorable product mix and increased selling prices to offset increasing raw material costs. The increase in the life safety business was primarily driven by growth in North America as a result of increased spending by fire departments due to the release of federal funds, and from increased selling prices. The increase in the electronic security business was partially due to higher volume and new product introductions primarily related to casinos and schools. Favorable changes in foreign currency exchange rates of $76 million also contributed to the increase in revenue.

        Operating income increased $10 million, or 3.6% in 2008 as compared to 2007. The increase in operating income was primarily attributable to increased sales volume along with the impact of cost savings from operational excellence initiatives. The increase in operating income during 2008 was partially offset by $73 million of restructuring, asset impairment, and divestiture charges, net as compared to $29 million in 2007.

        Net revenue for Safety Products increased $95 million, or 5.8%, during 2007 as compared to 2006 primarily from strong performance in the fire suppression and electronic security businesses. Favorable changes in foreign currency exchange rates of $49 million also contributed to the increase in revenue. The increase in the fire suppression business was driven by continued growth in the energy and marine sectors in the Americas and the Middle East as well as increased selling prices to help offset the significant cost increase of raw materials. The electronic security business also experienced favorable growth as a result of new product introductions and new market expansions. These increases were partially offset by continued softness in the life safety business in North America due to delays of federal assistance provided to fire departments.

        Operating income increased $78 million to $274 million for the year ended September 28, 2007 compared to the prior year. Prior year results included a $100 million charge related to a pre-existing Voluntary Replacement Program ("VRP") for sprinkler heads in the fire suppression business. The deadline for filing claims to participate in the VRP ended on August 31, 2007. In light of the most current claims data, an additional $10 million charge was recorded in the fourth quarter of 2007. Also,

2007 results include the effect of restructuring, asset impairment, and divestiture charges, net of $29 million.

Corporate and Other

        Corporate expense for 2008 was $3.2 billion lower as compared to the prior year, primarily resulting from various charges in 2007, including the class action settlement charge of $2.862 billion, separation costs of $117 million and net restructuring and asset impairment charges of $40 million primarily related to the consolidation of certain headquarter functions. Corporate expense for 2008 included net charges of $28 million composed of a $29 million charge for a legacy legal settlement, $4 million of separation costs and $5 million for restructuring, asset impairment and divestiture charges, net, offset by a credit of $10 million for class action settlement recoveries. The remaining decrease in corporate expense is primarily related to cost reduction initiatives and the restructuring program.

        Corporate expense for 2006 included $72 million of income related to the extinguishment of certain payment obligations under a split dollar life insurance policy and rabbi trust pursuant to a settlement with Mr. Kozlowski, former Chief Executive Officer, and $48 million of income resulting from a reduction in our estimated workers' compensation liabilities primarily due to favorable claims experience. These income items were partially offset by incremental stock option charges of $47 million required under SFAS No. 123R, Separation related costs of $49 million and restructuring and divestiture charges of $2 million.

Interest Income and Expense

        Interest income was $110 million in 2008, as compared to $104 million and $46 million in 2007 and 2006, respectively. The increases in interest income in 2008 and 2007 are primarily related to interest earned on the class action settlement escrow of $47 and $41 million, respectively.

        Interest expense was $396 million in 2008, as compared to $313 million in 2007 and $279 million in 2006. The increases in interest expense in 2008 and 2007 are a result of interest on the class action settlement liability of $47 and $41 million, respectively, and increased costs related to our bridge loan and revolving credit facilities.

        The weighted-average interest rate on total debt outstanding at September 26, 2008, September 28, 2007 and September 29, 2006 were 6.2%, 6.3% and 6.0%, respectively.

        In 2007 and 2006, net interest amounts were proportionally allocated to Covidien and Tyco Electronics based on the debt amounts that we believe were utilized by Covidien and Tyco Electronics historically inclusive of amounts directly incurred, and is included in discontinued operations. Allocated net interest was calculated using our historical weighted average interest rate on debt, including the impact of interest rate swap agreements. The portion of Tyco's interest income allocated to Covidien and Tyco Electronics was $35 million and $53 million during 2007 and 2006, respectively. The portion of Tyco's interest expense allocated to Covidien and Tyco Electronics was $242 million and $378 million during 2007 and 2006, respectively.

Other Expense, Net

        Other expense, net was $224 million in 2008 and $255 million in 2007. Other expense, net in 2008 primarily relates to the loss of $258 million on extinguishment of debt related to the consent solicitation and exchange offers and termination of the bridge loan facility offset by income of $6 million recorded in connection with the settlement of its 3.125% convertible senior debentures and related financial instruments. See Notes 13 and 15 to the Consolidated Financial Statements. The Company also recorded other-than-temporary impairments and realized losses on the sale of investments of $6 million related primarily to investments in corporate debt. Refer to Note 10 to the Consolidated Financial Statements. Additionally, the Company recorded $40 million of income as a result of an increase in the receivables due from Covidien and Tyco Electronics under the Tax Sharing Agreement upon the adoption of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 48, "Accounting for Uncertain Income Taxes—an interpretation of FASB Statement No. 109." The Company also recorded $6 million of expense for other activity in accordance with the Tax Sharing Agreements during 2008.

        During 2007, other expense, net consisted primarily of a $259 million loss on early extinguishment of debt incurred in connection with debt tender offers undertaken in connection with the Separation, for which no tax benefit is available. See Note 13 to the Consolidated Financial Statements. This charge consists primarily of premiums paid and the write-off of unamortized debt issuance costs and discounts. The total loss on early extinguishment of debt was $647 million, with $259 million included in continuing operations and $388 million allocated to Covidien and Tyco Electronics and included in discontinued operations.

Income Taxes

Effective Income Tax Rate

        Our effective income tax rate was 23.4% for 2008. Income taxes during 2008 were positively impacted by increased profitability in lower tax rate jurisdictions and release of deferred tax valuation allowances partially offset by enacted tax law changes that negatively impacted the non-U.S. deferred tax assets. The effective tax rate for 2007 is not meaningful primarily as a result of the class action settlement charge, net of $2.862 billion and the loss on early extinguishment of debt of $259 million for which no tax benefit is available. Additionally, taxes for 2007 were negatively impacted by tax costs related to the Separation of $92 million and were favorably impacted by the release of a deferred tax valuation allowance related to non-U.S. tax rulings received during the period and reduced reserve requirements on certain legacy tax matters. Our effective income tax rate for 2006 was 27.1%.

        The valuation allowance for deferred tax assets of $745 million and $644 million at September 26, 2008 and September 28, 2007, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheets. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires a valuation allowance be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized.

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

Tax Sharing Agreement

        In connection with the spin-offs of Covidien and Tyco Electronics from Tyco, Tyco entered into a Tax Sharing Agreement that generally governs Covidien's, Tyco Electronics' and Tyco's respective rights, responsibilities, and obligations after the Separation with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the distribution of all of the shares of Covidien or Tyco Electronics to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Code or certain internal transactions undertaken in anticipation of the spin-offs to qualify for tax-favored treatment under the Code.

        Under the Tax Sharing Agreement, the Company shares responsibility for certain of Tyco's, Covidien's and Tyco Electronics' income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and Tyco Electronics share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and Tyco Electronics' U.S. income tax returns. All costs and expenses associated with the management of these shared tax liabilities are shared equally among the parties. Tyco has recorded a receivable from Covidien and Tyco Electronics of $113 million at September 26, 2008 and $103 million at September 28, 2007 which is included in other assets as our estimate of their portion of the Tax Sharing obligations. Other liabilities include $554 million and $543 million at September 26, 2008 and September 28, 2007, respectively for the fair value of Tyco's obligations under the Tax Sharing Agreement, determined in accordance with FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Tyco assesses the shared tax liabilities and related FIN No. 45 liability at each reporting period. The receivable and liability were initially recognized with an offset to shareholders' equity in 2007. In the first quarter of 2008, in connection with the adoption of FIN No. 48 and the related increase in uncertain tax positions for shared tax liabilities under the Tax Sharing Agreement, Tyco increased its receivable from Covidien and Tyco Electronics under the Tax Sharing Agreement with a corresponding increase to other income, net by $40 million ($0.08 for both basic and diluted earnings per share). In addition, $6 million of expense for other activity was recorded in accordance with the Tax Sharing Agreement during 2008.

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

        Additionally, during 2008 the Company completed proposed amendments to its U.S. federal income tax returns for periods subsequent to 2002, which primarily reflect the roll forward through 2006 of the amendments for the periods 1997 to 2002. Such adjustments did not have a material impact on the Company's financial condition, results of operations or cash flows. While the final adjustments cannot be determined until the income tax return amendment process and the IRS review is completed, the Company believes that any resulting adjustments will not have a material impact on its financial condition, results of operations or cash flows.

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

        During the second quarter of 2008, the IRS issued additional RARs asserting a withholding tax liability of approximately $106 million associated with the prior proposed tax adjustments related to Tyco, Covidien and Tyco Electronics for the 1997 to 2000 period. The withholding tax amount asserted against Tyco is immaterial. During the first quarter of fiscal 2009, the Company reached an agreement with the IRS appeals team to work towards timely resolution of all unagreed issues related to this time period. The Company, as Audit Managing Party as specified in the Tax Sharing Agreement, intends to vigorously defend its prior filed tax return positions and determined that no adjustment is required to the Company's guarantees and indemnifications liability recorded in conjunction with the Tax Sharing Agreement as discussed in "Guarantees" within Management's Discussion and Analysis of Financial Condition and Results of Operations. Additionally, the IRS is auditing the prior tax returns of the Company, which include legal entities of Tyco, Covidien and Tyco Electronics for the 2001 to 2004 period. The IRS has not issued any RARs for this period.

        The IRS proposed civil fraud penalties against a prior subsidiary that was distributed to Tyco Electronics arising from alleged actions of former executives in connection with intercompany transfers of stock of Simplex Technologies in 1998 and 1999. Based on statutory guidelines, we estimate the proposed penalties could range between $30 million and $50 million. The Company, as Audit Managing Party as specified in the Tax Sharing Agreement, intends to vigorously oppose the assertion of any such penalties against Tyco Electronics, in part, because beginning in 2003 the Company discovered, investigated and reported the conduct at issue to the IRS and fully cooperated in the criminal prosecution of the Company's former Chief Tax Officer on a charge of willful filing of a false tax return. This is a pre-Separation shared tax matter under the Tax Sharing Agreement.

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

Divestitures

Held for Sale and Reflected as Continuing Operations

        During the third quarter of 2008, the Company approved a plan to sell a business in the Safety Products segment. This business is presented in continuing operations as the criteria for discontinued operations has not been met. The Company has assessed and determined that the carrying value of this business is recoverable and will continue to assess recoverability based on current fair value, less cost to sell, until the business is sold. Fair value used for the impairment assessment was based on existing market conditions. The Company expects to complete a sale during the first half of fiscal 2009.

Discontinued Operations

        The Company continued to assess the strategic fit of its various businesses and has pursued divestiture of certain businesses which do not align with its long-term strategy.

        During 2008, as part of the Company's portfolio refinement efforts, the Company sold its ETEO business, Ancon business, NDC business, and a European manufacturer of public address products and acoustic systems. Additionally, the Company substantially completed the sale of its Infrastructure Services Business, during the fourth quarter of 2008. These businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations in all periods presented.

        In May 2008, the Company sold 100% of the stock of ETEO, a Brazilian subsidiary of Infrastructure Services for $338 million of net cash proceeds and recorded a pre-tax gain of $232 million, including the effects of the economic hedge of the purchase price discussed below. The gain was recorded in Income (loss) from discontinued operations, net of income taxes in the Company's

Consolidated Statement of Operations. ETEO was part of the Company's Corporate and Other segment. During September 2007, Tyco entered into an economic hedge of the Brazilian Real denominated contractual sale price of the ETEO business. Since the hedging transaction was directly linked to the proceeds from the sale of a business that was reflected in discontinued operations, Tyco began including the impact of the hedge in discontinued operations during the first quarter of 2008. During the third quarter of 2008, Tyco incurred a pre-tax loss of $36 million on this hedge. The impact of the hedge in the prior year was not material.

        In February 2008, the Company executed a definitive agreement to sell the remaining portion of Infrastructure Services excluding Earth Tech Brasil Ltda. ("ET Brasil") to AECOM Technologies Corporation ("AECOM"). In July 2008, the Company substantially completed the sale to AECOM. The sale was completed for $455 million net of a $20 million working capital adjustment resulting in net cash proceeds of $435 million. The $435 million of net cash proceeds includes $53 million for the sale of Earth Tech UK. A pre-tax gain of approximately $183 million was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statements of Operations. In order to complete the sale, the Company is required to obtain consents and approvals to transfer the legal ownership of the Earth Tech UK businesses to AECOM. Therefore, in July 2008 the Company and AECOM entered into an agreement in which AECOM would manage the UK businesses on behalf of the Company, while the Company would finance the UK businesses' operations. Also as part of the agreement, AECOM agreed to reimburse the Company for all of the funding provided by the Company through the closing date of the sale. As a result of the agreement, AECOM assumed all the risks and rewards of ownership for the UK businesses. At September 26, 2008, the necessary consents and approvals had not been obtained by the Company to transfer the legal ownership of the Earth Tech UK businesses to AECOM. The Company expects to record a gain related to the UK businesses upon receipt of the necessary consents and approvals, which is expected to occur in the first half of 2009. Certain assets in China were excluded from the sale and are expected to be transferred during the first half of 2009 for additional consideration of approximately $55 million once the necessary consents and approvals are obtained. Infrastructure Services, ET Brasil, the EarthTech UK business and the China assets discussed above were part of the Company's Corporate and Other segment.

        As ET Brasil was excluded from the sale to AECOM, as discussed above, the Company recorded a pre-tax impairment charge of approximately $16 million to write down ET Brasil to its fair value, less cost to sell during 2008. Fair value used for the impairment assessment was based on existing market conditions. In July 2008, the Company executed a definitive agreement to sell ET Brasil for approximately $16 million in net cash proceeds. The sale is expected to close in the first quarter of 2009 upon receipt of the necessary consents and approvals.

        At September 26, 2008, the Company has assessed and determined that the carrying value of the remaining assets in China and ET Brasil are recoverable based on current fair value, less cost to sell. The Company will continue to assess recoverability until the assets in the China and ET Brasil are sold.

        During 2008, the Company settled a contract dispute arising under its former Infrastructure Services business. In connection with the settlement, the Company assessed its assets under the original contract and concluded the assets were no longer recoverable, resulting in a $51 million charge to discontinued operations.

        In April 2008, the Company sold Ancon, a manufacturer of stainless steel products used in masonry construction. Ancon was part of the Company's Corporate and Other segment. The sale was completed for $164 million in net cash proceeds and a pre-tax gain of $100 million was recorded which was largely exempt from tax. The gain was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations. During the fourth quarter of 2008, the Company received an additional $6 million of proceeds related to the sale of Ancon.

        In February 2008, the Company sold NDC, a company in the Japanese fire protection industry. NDC was part of the Company's Fire Protection and Safety Products Segments. The sale was completed for $50 million in net cash proceeds and a pre-tax gain of $7 million was recorded. The gain was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations.

        In January 2008, the Company sold a European manufacturer of public address products and acoustic systems which was part of the Company's Fire Protection Segment and recorded an $8 million pre-tax loss on sale. The loss was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations.

        During the first quarter of 2007, Aquas Industriales de Jose, C.A. ("AIJ"), a joint venture that was majority owned by Infrastructure Services, was sold for $42 million in net cash proceeds and a pre-tax gain of $19 million was recorded. The gain was recorded in discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations. AIJ was part of the Company's Corporate and Other segment.

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

        During 2007, the Company incurred pre-tax separation costs related primarily to professional services and employee-related costs of $154 million and $289 million, respectively, in discontinued operations.

        Additionally, the year ended September 28, 2007 includes tax charges related to the Separation primarily for the write-off of deferred tax assets that are no longer realizable of $88 million in discontinued operations.

        The Company has used available information to develop its best estimates for certain assets and liabilities related to the Separation. In limited instances, final determination of the balances will be made in subsequent periods. During the year ended September 28, 2007, $72 million was recorded through shareholders' equity, primarily related to a cash true-up adjustment of $57 million and $15 million of other items. During the year ended September 26, 2008, $70 million of other items was recorded through shareholders' equity. The other items, which aggregate $85 million, reflect immaterial adjustments to shareholders' equity which were recorded to correct the distribution amount at the date of Separation. Adjustments in the future for the impact of filing final income tax returns in certain jurisdictions where those returns include a combination of Tyco, Covidien and/or Tyco Electronics legal entities and for certain amended income tax returns for the periods prior to the Separation may be recorded to either shareholders' equity or the statement of income depending on the specific item giving rise to the adjustment.

        Net revenue, income from operations, gain (loss) on sale, separation costs and income tax expense for discontinued operations for 2008, 2007 and 2006 are as follows ($ in millions):

	2008	2007	2006
Net revenue	$1,221	$19,271	$25,067

Pre-tax income from discontinued operations	$51	$2,816	$3,842
Pre-tax gain (loss) on sale of discontinued operations	484	(549)	(245)
Separation costs	—	(719)	(120)
Income tax expense	(77)	(766)	(690)

Income from discontinued operations, net of income taxes	$458	$782	$2,787

        Balance sheet information for pending divestitures at September 26, 2008 and September 28, 2007 is as follows ($ in millions):

	2008	2007
Accounts receivable, net	$52	$438
Inventories	24	64
Prepaid expenses and other current assets	18	47
Property, plant and equipment, net	20	166
Goodwill and other intangibles, net	157	236
Other assets	113	434

Total assets	$384	$1,385

Current maturities of long-term debt	$4	$5
Accounts payable	27	228
Accrued and other current liabilities	58	320
Long-term debt	—	18
Other liabilities	39	91

Total liabilities	$128	$662

Minority interest	$1	$30

Losses on divestitures

        During 2008, 2007 and 2006, the Company recorded $1 million, $4 million and $2 million, respectively, of divestiture charges in continuing operations in connection with the write-down to fair value, less cost to sell, of certain businesses, which did not get classified as discontinued operations as they did not meet the criteria for such classification. The fair value used for the impairment assessments was primarily based on the terms and conditions included or expected to be included in the sales agreements.

Acquisitions

        As part of the Company's strategy to strengthen its product and service offerings and market positions, the Company acquired Winner Security Services LLC ("Winner"), Sensormatic Security Corp. ("SSC") and FirstService Security ("FirstService") during 2008.

        On June 5, 2008, the Company's ADT Worldwide segment acquired substantially all of the assets of Winner for $90 million. The franchise was originally granted by Sensormatic Electronics Corporation and granted Winner rights to sell, install and service certain Sensormatic products and entitled Winner to commissions on Sensormatic products sold, installed or shipped into its franchise territories. Sensormatic products are sold through ADT Worldwide and Safety Products.

        On July 9, 2008, the Company's ADT Worldwide segment acquired substantially all of the assets of SSC, including franchise rights, and agreed to settle a related legal matter for total consideration of approximately $86 million. SSC was a franchisee of Sensormatic Electronics Corporation in the states of Virginia and Maryland and in the District of Columbia. It was the last remaining major Sensormatic franchise. Under the original franchise agreement, SSC was granted rights to sell, install and service certain Sensormatic products and was entitled to commissions on Sensormatic products sold, installed or shipped into its franchise territories. Sensormatic and SSC also settled the previously disclosed litigation between the parties related to the SSC franchise for $6 million in connection with the transaction. The value ascribed to the settlement of the legal matter was determined based on the consideration paid in excess of the fair value of the franchise and franchise rights acquired.

        These transactions were accounted for as business combinations and the Company applied EITF Issue No. 04-1, "Accounting for Preexisting Relationships between the Parties to a Business Combination," since there were preexisting relationships between the Company and Winner and SSC that needed to be assessed and accounted for separately. After assessing the specific facts and circumstances related to these transactions, the Company recorded charges of $38 million and $20 million for Winner and SSC, respectively during 2008 for the reacquisition of franchise rights that were deemed to be unfavorable to the Company when compared to pricing for current market transactions for similar arrangements. The Company utilized an income method valuation approach in measuring the value of the preexisting relationship. Since these charges relate to a change in the manner in which the Company will conduct business in these territories, they have been reflected as restructuring charges. The remaining purchase price for Winner was $52 million, which consists of a $46 million indefinite-lived intangible asset, $1 million of customer lists which are amortizable over a 10-year period and $5 million of goodwill. The remaining purchase price for SSC was $60 million, which consists of a $52 million indefinite-lived intangible asset, $4 million of customer lists which are amortizable over a 10-year period and $4 million of goodwill. Goodwill associated with the Winner and SSC transactions is deductible for tax purposes.

        On June 30, 2008, the Company's ADT Worldwide segment acquired FirstService Security, a division of FirstService Corporation, for approximately $187 million. FirstService Security is a commercial security systems integrator and provides a full range of integrated security system services, including design, engineering, installation, servicing and monitoring of access control, closed-circuit television and intrusion systems. The purchase price for FirstService has been allocated on a preliminary basis and consists of $38 million of net working capital and other assets, $5 million of property, plant and equipment, net, $52 million of intangible assets and $92 million of goodwill. Goodwill associated with the FirstService transaction is not deductible for tax purposes.

        Additionally during 2008, cash paid for other acquisitions included in continuing operations, primarily within ADT Worldwide and Safety Products, totaled $38 million. During 2007, cash paid for acquisitions included in continuing operations, primarily within ADT Worldwide, Safety Products and Flow Control, totaled $31 million. Cash paid for acquisitions by businesses included in continuing operations during 2006 was $5 million.

        These acquisitions were funded utilizing cash from operations. The results of operations of the acquired companies have been included in Tyco's consolidated results from the respective acquisition dates. These acquisitions did not have a material effect on the Company's financial position, results of operations or cash flows.

        The aggregate amounts paid for the acquired businesses have been allocated to assets acquired and liabilities assumed based on preliminary estimates of fair value at September 26, 2008. The purchase price allocation remains subject to change based on final valuations of the assets acquired and liabilities assumed. The Company does not expect the finalization of these matters to have a material effect on these allocations. The following represents preliminary purchase price allocations for the acquired businesses ($ in million):

Net working capital and other assets	$21
Property, plant and equipment, net	7
Goodwill	140
Intangible assets, net	170

Purchase price	$338

Payments relating to the reacquisition of unfavorable franchise rights and legal settlement	64

Aggregate amount paid	$402

Acquisition Liabilities

        At September 26, 2008 and September 28, 2007, acquisition liabilities were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	2008	2007
Accrued and other current liabilities	$3	$4
Other liabilities	9	10

	$12	$14

        Acquisition liabilities relate to facility exit costs, employee severance and benefits, distributor and supplier cancellation fees and other costs. The Company paid $2 million, $5 million and $5 million to fund acquisition liabilities during 2008, 2007 and 2006, respectively.

Holdback Liabilities

        The Company paid cash of approximately $5 million and $2 million during 2007 and 2006, respectively, relating to holdback liabilities related to certain prior period acquisitions. There were no such payments in 2008. Holdback liabilities represent a portion of the purchase price withheld from the seller pending finalization of the acquisition balance sheet and other contingencies.

        At September 26, 2008 and September 28, 2007, holdback liabilities were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	2008	2007
Other liabilities	$18	$16

ADT Dealer Program

        During 2008, 2007 and 2006, Tyco paid $376 million, $409 million and $373 million of cash, respectively, to acquire approximately 370,000, 415,000 and 401,000 customer contracts for electronic security services through the ADT dealer program.

Goodwill Impairment

        Annually and more frequently if triggering events occur, the Company tests goodwill for impairment by comparing the fair value of each reporting unit with its carrying amount. Fair value for the goodwill impairment test is determined utilizing a discounted cash flow analysis based on the Company's future budgets discounted using the Company's weighted average cost of capital and market indicators of terminal year cash flows. Other valuation methods are used to corroborate the discounted cash flow method. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered potentially impaired. During the annual goodwill impairment testing for the fiscal year ended September 26, 2008, the carrying amount of goodwill in the Latin America Fire Protection business, part of the Fire Protection Services segment, exceeded the implied fair value of goodwill. As a result, the Company recognized a goodwill impairment of $9 million in the fourth quarter of 2008. Furthermore, the Company believes its goodwill balance at September 26, 2008 is recoverable.

        In connection with the Separation, during the third quarter of 2007 Tyco reorganized into a new management and segment reporting structure. As part of these organizational changes, the Company assessed new reporting units and conducted valuations to determine the assignment of goodwill to the new reporting units based on their estimated relative fair values. Following the relative fair value goodwill allocation, the Company then tested goodwill for impairment by comparing the fair value of each reporting unit with its carrying value amount. If the carrying amount of a reporting unit exceeded its fair value, goodwill was considered potentially impaired. Where goodwill was potentially impaired, we compared the implied fair value of the reporting unit goodwill to the carrying amount of that goodwill. The carrying amount of goodwill exceeded the implied fair value of goodwill in the Australia and New Zealand Security Services business, part of the ADT Worldwide segment. As a result, the Company recognized a goodwill impairment of $46 million in the third quarter of 2007.

        In determining fair value, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment. However, fair value determinations require considerable judgment and are sensitive to changes in the factors described above. In light of current economic conditions, additional impairments to one or more of our reporting units could occur in future periods whether or not connected to the annual impairment analysis. The Company has certain reporting units which have limited excess of fair value over carrying value. The goodwill balance for reporting units with less than a ten percent excess of fair value over carrying value in the aggregate was approximately $2.4 billion at September 26, 2008.

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

         Depreciation and Amortization Methods for Security Monitoring-Related Assets—Tyco generally considers assets related to the acquisition of new customers in its electronic security business in three asset categories: internally generated residential subscriber systems, internally generated commercial subscriber systems (collectively referred to as subscriber system assets) and customer accounts acquired through the ADT dealer program (referred to as dealer intangibles). Subscriber system assets include installed property, plant and equipment for which Tyco retains ownership and deferred costs directly related to the customer acquisition and system installation. Subscriber system assets and any deferred revenue resulting from the customer acquisition are accounted for over the expected life of the subscriber. In certain geographical areas where the Company has a large number of customers that behave in a similar manner over time, the Company accounts for subscriber system assets and related deferred revenue using pools, with separate pools for the components of subscriber system assets and any related deferred revenue based on the month and year of acquisition.

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

        Attrition rates for customers in our ADT Worldwide business were 12.9%, 12.3% and 14.2% on a trailing 12-month basis for 2008, 2007 and 2006, respectively.

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

        We elected to make the first day of the fourth quarter the annual impairment assessment date for all goodwill and indefinite-lived intangible assets. When testing for goodwill impairment, the Company follows the guidance prescribed in SFAS No. 142, "Goodwill and Other Intangible Assets." First, the Company compares the fair value of a reporting unit with its carrying amount. Fair value for the goodwill impairment test is determined utilizing a discounted cash flow analysis based on the Company's future budgets discounted using the Company's weighted average cost of capital and market indicators of terminal year cash flows. Other valuation methods are used to corroborate the discounted cash flow method. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered potentially impaired and further tests are performed to measure the amount of impairment loss. In the second step of the goodwill impairment test, the Company compares the implied fair value of reporting unit goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill.

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

        In determining fair value, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and marketplace data. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment. However, fair value determinations require considerable judgment and are sensitive to changes in the factors described above. In light of current economic conditions, additional impairments to one or more of our reporting units could occur in future periods whether or not connected to the annual impairment analysis. We have certain reporting units which have limited excess of fair value over carrying value. The goodwill balance for reporting units with less than a ten percent excess of fair value over carrying value in the aggregate was approximately $2.4 billion at September 26, 2008.

        Goodwill impairments related to continuing operations were $9 million and $46 million during 2008 and 2007, respectively. There were no goodwill impairments related to continuing operations during 2006.

        We believe our goodwill balance at September 26, 2008 is recoverable.

        Indefinite lived intangible assets consisting primarily of trade names are tested for impairment using the relief from royalty method. The Company believes that its intangible assets balance at September 26, 2008 is recoverable. However, fair value determinations require considerable judgment and are sensitive to change. In light of current economic conditions, impairments to intangible assets could occur in future periods.

         Long-Lived Assets—Assets held and used by the Company, including property, plant and equipment and amortizable intangible assets, are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Tyco performs undiscounted operating cash flow analyses to determine if impairment exists. For purposes of recognition and measurement of an impairment for assets held for use, Tyco groups assets and liabilities at the lowest level for which cash flows are separately identified. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairments to long-lived assets to be disposed of are recorded based upon the fair value less cost to sell of the applicable assets. The calculation of the fair value of long-lived assets is based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. Since judgment is involved in determining the fair value and useful lives of long-lived assets, there is a risk that the carrying value of our long-lived assets may be overstated or understated.

         Pension and Postretirement Benefits—Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. A 25 basis point decrease in the discount rate would increase our present value of pension obligations by approximately $76 million. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term return on plan assets. A 50 basis point decrease in the expected long-term return on plan assets would increase our pension expense by approximately $10 million. For fiscal 2009, we expect that recent reductions in the value of certain investments held by our pension plans will increase our pension expenses, which, although not currently expected, may result in a material impact on our obligation to fund these plans with cash.

Liquidity and Capital Resources

        Recent global market and economic conditions have been, and continue to be, disrupted and volatile having an adverse impact on financial markets in general. The volatility has reached unprecedented levels. As a result of concern about the stability of the markets and the strength of counterparties, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers resulting in severely diminished liquidity and credit availability. At this time, the extent to which these conditions will persist is unclear. To date, the Company's cost and availability of funding has not been adversely affected by illiquid credit markets and we do not expect it to be materially impacted in the near future.

        We continue to have sufficient borrowing capacity for our foreseeable needs based on our current cash flow forecast. We currently have two syndicated multi-year revolving credit facilities: a $1.25 billion facility maturing on April 25, 2012 and a $500 million facility maturing on June 24, 2011 with an aggregate commitment of $1.75 billion.

        On September 15, 2008, Lehman Brothers Holdings Inc. ("Lehman") filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. Lehman is one of the lenders in our $1.25 billion revolving credit facility with a commitment of $60 million. Our $500 million credit facility did not have a commitment from Lehman. With the exception of the $60 million in commitments under our $1.25 billion facility, we believe that the lenders under our revolving credit facilities are capable of meeting any borrowing requests we may make.

        On September 25, 2008, we issued a borrowing request for $300 million under our $1.25 billion credit facility in accordance with the terms of the agreement. The Lehman portion of the commitment was not funded, resulting in a total funding of $286 million, which represented the total amount outstanding under our revolving credit facilities as of September 26, 2008.

        Based on our cash flow forecast, we believe we will continue to have sufficient liquidity to meet our working capital needs, even if Lehman remains unable or unwilling to participate or if another lender does not assume Lehman's commitment in the future.

        Our ability to access the commercial paper market, and the related cost of these borrowings, is affected by market conditions and our short-term borrowing rating. As of June 27, 2008, we had outstanding commercial paper borrowings of $358 million, all of which were scheduled to mature during the fourth quarter of fiscal 2008. While the Company had the intent to refinance these outstanding borrowings through the commercial paper market, we have experienced limitations in our ability to access this market. As of September 26, 2008, we were successful in refinancing $116 million of the commercial paper outstanding as of June 27, 2008 with new commercial paper issuance. The remaining balance was refinanced under our $1.25 billion credit facility. Our multi-year revolving credit facilities serve as a backstop to our commercial paper program. It is our intention to fund future maturities of commercial paper through new commercial paper issuances or additional borrowing from our credit facilities.

        As of November 12, 2008, $686 million was outstanding under our revolving credit facility.

        In addition to our available cash and operating cash flows, additional sources of potential liquidity include committed credit lines, our commercial paper program, public debt and equity markets as well as the ability to sell trade accounts receivable. We continue to balance our cash operating, investing and financing uses of cash through investment in our existing core businesses, strategic acquisitions and divestitures, dividends and share repurchases. We believe our cash position, amounts available under our credit facilities and cash provided by operating activities will be adequate to cover our operational and business needs.

        As a result of declines experienced in global financial markets, our pension funds have and may continue to experience a negative return which will result in an increase in pension costs in 2009. We will continue to monitor the market conditions and assess the impact, if any, on our financial position, results of operations and cash flows. Approximately 100% of our U.S. and 97% of our non-U.S. funded pension plans are invested in readily-liquid investments, including equity and fixed income securities. Although we do not believe we will be required to make a material cash contribution in the next 12 months, if these market conditions continue, we may be required to make incremental cash contributions under the Pension Protection Act in the U.S. or other local statutory law.

        The sources of our cash flow from operating activities and the use of a portion of that cash in our operations for the years ended September 26, 2008, September 28, 2007 and September 29, 2006 were as follows ($ in millions):

	2008	2007	2006
Cash flows from operating activities:
Operating income (loss)	$1,941	$(1,732)	$1,355
Goodwill impairment	9	46	—
Non-cash restructuring and asset impairment charges, net	37	24	2
Losses on divestitures	—	4	2
Depreciation and amortization(1)	1,154	1,148	1,180
Non-cash compensation expense	99	173	151
Deferred income taxes	(94)	(16)	(413)
Provision for losses on accounts receivable and inventory	135	94	55
Loss on the retirement of debt	258	259	1
Other, net	(124)	(231)	(37)
Class action settlement liability	(3,020)	2,992	—
Net change in working capital	(646)	(414)	223
Interest income	110	104	46
Interest expense	(396)	(313)	(279)
Income tax expense	(335)	(324)	(304)

Net cash (used in) provided by operating activities	$(872)	$1,814	$1,982

Other cash flow items:
Capital expenditures, net(2)	$(706)	$(643)	$(517)
Decrease in sale of accounts receivable	14	7	8
Acquisition of customer accounts (ADT dealer program)	(376)	(409)	(373)
Purchase accounting and holdback liabilities	(2)	(10)	(7)
Voluntary pension contributions	4	23	—

(1)
Includes depreciation expense of $626 million, $635 million and $663 million in 2008, 2007 and 2006, respectively, and amortization of intangible assets of $528 million, $513 million and $517 million in 2008, 2007 and 2006, respectively.

(2)
Includes net proceeds of $28 million, $23 million and $39 million received for the sale/disposition of property, plant and equipment in 2008, 2007 and 2006, respectively.

        The net change in working capital decreased operating cash flow by $646 million in 2008. The components of this change are set forth in detail in the Consolidated Statements of Cash Flows. The significant changes in working capital included a $176 million increase in accounts receivable, a $138 million increase in inventories, and a $152 million decrease in accrued and other liabilities, primarily due to accrued warranties.

        During the second quarter of 2008, Tyco released $2,960 million of funds placed in escrow during the third quarter of 2007 as well as $60 million of interest earned on those funds for the benefit of the class as stipulated in the Court's final order related to the class action settlement.

        During 2008, we substantially completed the sale of our Infrastructure Services business for net cash proceeds of $396 million, sold 100% of the stock of ETEO for $338 million in net cash proceeds, sold Ancon Building Products for $171 million in net cash proceeds, and completed the sale of NDC for $49 million in net cash proceeds.

        We continue to fund capital expenditures to improve the cost structure of our businesses, to invest in new processes and technology, and to maintain high quality production standards. The level of capital expenditures in 2009 is expected to exceed spending levels in 2008 of $734 million and is also expected to exceed depreciation of $626 million.

        On July 10, 2008, Tyco's Board of Directors approved a $1.0 billion share repurchase program under which we have repurchased 2.5 million common shares for $100 million. We also repurchased 23.1 million common shares for $944 million in 2008 completing the 2007 $1.0 billion share repurchase program. During 2007, we repurchased 1.3 million common shares for $56 million under the 2007 $1.0 billion share repurchase program as well as 5 million common shares for $659 million completing the 2006 $2.0 billion share repurchase program. During 2006, we repurchased 13 million common shares for $1.3 billion under the 2006 $2.0 billion share repurchase program as well as 11 million common shares for $1.2 billion completing the 2005 $1.5 billion share repurchase program.

        During the first quarter of 2007, we launched a company-wide restructuring program, which as of September 26, 2008 has been substantially completed. Since the inception of this program, we have incurred charges of $395 million relating to this program. During 2008, 2007 and 2006 we paid out $187 million, $70 million and $32 million, respectively, in cash related to restructuring activities. We have identified additional opportunities for cost savings from restructuring activities in fiscal 2009 and expect to incur restructuring charges of approximately $50 million in fiscal 2009. See Note 3 to our Consolidated Financial Statements for further information regarding our restructuring activities.

        Income taxes paid, net of refunds, related to continuing operations was $501 million, $649 million, and $316 million in 2008, 2007, and 2006, respectively.

        During 2008, 2007 and 2006, Tyco paid $376 million, $409 million and $373 million of cash, respectively, to acquire approximately 370,000, 415,000 and 401,000 customer contracts for electronic security services through the ADT dealer program.

        During 2008, 2007 and 2006, we paid $2 million, $10 million and $7 million, respectively, in cash for purchase accounting and holdback liabilities. Holdback liabilities represent a portion of the purchase price withheld from the seller pending finalization of the acquisition balance sheet and other contingencies. At September 26, 2008 holdback liabilities on our Consolidated Balance Sheets were $18 million, which are included in other liabilities. At September 26, 2008, $12 million of acquisition liabilities remained on our Consolidated Balance Sheets, of which $3 million are included in accrued and other current liabilities and $9 million are included in other liabilities.

        As previously discussed, effective June 29, 2007, we completed the Separation. In connection with the Separation, we paid $68 million, $349 million and $96 million in Separation costs during 2008, 2007 and 2006, respectively. Of these amounts, $36 million, $256 million and $77 million were included in cash flows from discontinued operating activities, respectively.

        As previously discussed, we continue to be active in refining our portfolio and assessing the strategic fit of our various businesses. As a result, we will continue to divest of businesses that do not align with our overall strategy. We plan to use the expected proceeds from these sales, as well as the cash generated by our operations, to continue to make investments in our businesses that are intended to grow revenue and improve productivity, including our restructuring actions. We expect to also use cash to selectively pursue acquisitions. Additionally, we expect to continue to return any excess cash to our shareholders through share repurchases and dividend payments.

        Pursuant to our share repurchase program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved 10b5-1 trading plan in accordance with applicable regulations.

        Management believes that cash generated by or available to us should be sufficient to fund our capital and liquidity needs for the foreseeable future, including quarterly dividend payments. The Company intends to repurchase additional shares under its existing $1.0 billion share repurchase program depending on credit market conditions, macroeconomic factors and expectations regarding future cash flows.

Capitalization

        Shareholders' equity was $15.5 billion or $32.41 per share, at September 26, 2008, compared to $15.6 billion or $31.50 per share, at September 28, 2007. Shareholders' equity did not change significantly in 2008 due to net income of $1,553 million, which was offset by the repurchase of common shares by subsidiary of $854 million, the repurchase of common shares held in Treasury of $192 million, dividends declared of $313 million and foreign currency exchange rates of $307 million.

        Total debt was $4.3 billion at September 26, 2008, as compared to $4.5 billion at September 28, 2007. Total debt as a percentage of capitalization (total debt and shareholders' equity) was 22% at both September 26, 2008 and September 28, 2007, respectively.

        Our cash balance decreased to $1.5 billion at September 26, 2008, as compared to $1.9 billion at September 28, 2007. This decrease in cash was primarily due to the repurchase of common shares, capital expenditures, accounts purchased from the ADT dealer network, business acquisitions and dividends paid. This decrease was offset by cash generated by the operating segments and proceeds from divestitures.

Debt Tenders

        In connection with the settlement of litigation arising from the Separation related to our public debt, on June 3, 2008 we, along with our finance subsidiary Tyco International Finance S.A. ("TIFSA"), a wholly-owned subsidiary of the Company and successor company to Tyco International Group S.A. ("TIGSA"), a wholly-owned subsidiary of the Company organized under the laws of Luxembourg, consummated consent solicitations and exchange offers related to certain series of debt issued under the 1998 and 2003 indentures. In connection with the exchange offers, we issued $422 million principal amount of 7.0% notes due 2019 in exchange for an equal principal amount of 7.0% notes due 2028 and $707 million principal amount of 6.875% notes due 2021 in exchange for an equal principal amount of 6.875% notes due 2029. In connection with the consent solicitations, holders of our 6.0% notes due 2013, 6.125% notes due 2008, 6.125% notes due 2009, 6.75% notes due 2011, 6.375% notes due 2011, 7.0% notes due 2028 and 6.875% notes due 2029 collectively received consent payments totaling $250 million.

        The terms of the consent and exchange offers were evaluated as a debt modification in accordance with EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," and it was determined that the 7.0% notes due 2028 and the 6.875% notes due 2029 were extinguished because the cash flows of the new bonds as compared to the original bonds were substantially modified. As a result, the new bonds and the 7.0% notes due 2028 and the 6.875% notes due 2029 that were not tendered for exchange were recorded at their fair value upon completion of the exchange offers. In determining fair value, we measured the bonds as if they were an initial issuance to the public. This was done by obtaining effective yield data derived from comparable pricing received from the issuance of bonds with similar ratings and covenants by large public companies.

        In connection with the consent solicitations and exchange offers, we recorded a $222 million charge to other expense, net as a loss on extinguishment of debt. This charge is comprised of the consent payments related to the extinguished bonds (notes due 2028 and 2029), premium on the exchanged bonds which represents the difference between the fair value and the book value of the extinguished bonds and the write-off of the original unamortized debt issuance costs as well as fees paid to third parties associated with the bonds that were not deemed extinguished. The remaining portion of the consent payment and issuance costs will be amortized over the remaining life of the bonds.

        In May 2008, TIFSA commenced issuing commercial paper to U.S. institutional accredited investors and qualified institutional buyers. Borrowings under the commercial paper program are available for general corporate purposes. As of September 26, 2008, TIFSA had $116 million of commercial paper outstanding, which bore interest at an average rate of 2.95%.

        During the year ended September 28, 2007, we recorded a $259 million charge to other expense, net for the loss on early extinguishment of debt related to the debt tender offers in connection with the Separation.

Bank and Revolving Credit Facilities

        On June 24, 2008, Tyco and TIFSA entered into a $500 million senior unsecured revolving credit agreement with Citibank, N.A., as administrative agent for the lenders party thereto. This credit agreement has a three-year term. Borrowings under this agreement have a variable interest rate based on LIBOR or an alternate base rate. The margin over LIBOR can vary based on changes in our credit rating and facility utilization. Together with the existing $1.25 billion five-year senior revolving credit agreement, dated as of April 25, 2007, our total commitments under these facilities increased to $1.75 billion. These revolving credit facilities will be used for working capital, capital expenditures and other corporate purposes. As of September 26, 2008, there was $286 million drawn under these unsecured revolving credit facilities and as of November 12, 2008 we had $686 million outstanding. As discussed above, with the exception of the $60 million in commitments from Lehman, we believe that all of the lenders under our revolving credit facility are capable of meeting any borrowing requests TIFSA may make.

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

        TIFSA's bank credit agreements contain customary terms and conditions, and financial covenants that limit the ratio of our debt to earnings before interest, taxes, depreciation, and amortization and that limit our ability to incur subsidiary debt or grant liens on our property. Our indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions. None of these covenants are considered restrictive to our business.

Convertible Debentures

        As of September 28, 2007, TIFSA had $21 million outstanding of its 3.125% convertible senior debentures due 2023 with a 2015 put option ("the 3.125% convertible senior debentures"). On August 25, 2008, we delivered to holders a notice of redemption of our $19 million remaining principal amount of the 3.125% convertible senior debentures. These debentures were originally convertible into Tyco shares. As a result of the Separation transactions undertaken by us in 2007, these debentures became convertible into common shares of Tyco International Ltd., Covidien Ltd. and Tyco Electronics Ltd. The 3.125% convertible debentures were converted into 11.496 common shares of each of the three separate companies, per $1,000 principal amount. During the fourth quarter of fiscal year 2008, we issued 217,589 shares of Tyco common stock and obtained shares of Covidien Ltd. and Tyco Electronics in connection with the redemption of the 3.125% convertible senior debentures.

Additionally in the fourth quarter, we recorded a gain of $6 million upon exercise of the conversion option by holders (see Note 15 in the Consolidated Financial Statements). The last redemption date was September 25, 2008. Any notes outstanding after that date were redeemed with available cash. As of September 26, 2008, no amounts remain outstanding under the 3.125% convertible senior debentures.

        The following tables detail our long-term and short-term debt ratings at September 26, 2008 and September 28, 2007:

Long-Term Debt Ratings
	2008	2007
Moody's	Baa1	Baa1
Standard & Poor's	BBB+	BBB
Fitch	BBB+	BBB

Short-Term Debt Ratings
	2008	2007
Moody's	P-2	N/A
Standard & Poor's	A-2	N/A
Fitch	F2	N/A

        The security ratings set forth above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

 Commitments and Contingencies

Contractual Obligations

        Contractual obligations and commitments for principal debt, minimum lease payment obligations under non-cancelable operating leases and other obligations at September 26, 2008 is as follows ($ in millions):

	2009	2010	2011	2012	2013	Thereafter	Total
Debt(1)	$648	$1	$517	$1,135	$1	$1,831	$4,133
Interest payments(2)	225	209	192	148	120	619	1,513
Capital leases(3)	23	21	22	4	6	43	119
Operating leases	248	201	166	108	61	140	924
Purchase obligations(4)	53	3	—	—	—	—	56

Total contractual cash obligations(5)(6)	$1,197	$435	$897	$1,395	$188	$2,633	$6,745

(1)
Excludes debt discount and swap activity. Includes amounts outstanding under our revolving credit facilities. Included in the amount of debt maturing in 2009 is $116 million of commercial paper borrowings the Company classified as long-term at September 26, 2008. This debt matures in 2009, but has been classified as long-term on the Consolidated Balance Sheet as settlement of this debt is not expected to require the use of working capital in the next year and as the Company has both the intent and the ability to refinance this debt on a long-term basis.

(2)
Interest payments consist of interest on our fixed interest rate debt and excludes interest on our variable interest rate debt.

(3)
Excludes interest.

(4)
Purchase obligations consist of commitments for purchases of good and services.

(5)
Other long-term liabilities primarily consist of the following: pension and postretirement costs, income taxes, warranty and environmental liabilities and are excluded from this table. We are unable to estimate the timing of payment for these items due to the inherent uncertainties of obligations of this type. The minimum required contributions to our pension plans are expected to be approximately $63 million in 2009 and we expect to pay $7 million in 2009 related to postretirement benefit plans.

(6)
During the first quarter of 2008, we adopted the provisions of FIN No. 48. As of September 26, 2008, we recorded gross unrecognized tax benefits of $369 million and gross interest and penalties of $49 million, both of which are classified as non-current liabilities in the Consolidated Balance Sheet as payment is not expected within one year. At this time, we are unable to make a reasonably reliable estimate of the timing for such payments in future years; therefore, such amounts have been excluded from the above contractual obligation table.

        Our 6.125% public notes due in 2008 and 2009 of $300 million and $215 million mature in the first and second quarter of fiscal year 2009, respectively. Based on market conditions and our liquidity needs, we intend to pay down these maturities of such debt either by drawing down on our existing credit facility or accessing the debt market on terms that are acceptable to the Company. As of November 12, 2008, the total outstanding balance under our credit facility was $686 million.

        On June 24, 2008, Tyco and TIFSA entered into a new $500 million senior unsecured revolving credit agreement with Citibank, N.A. as administrative agent for the lenders party therto. This credit agreement has a three-year term. Borrowings under this agreement have a variable interest rate based on LIBOR or an alternate base rate. The margin over LIBOR can vary based on changes in our credit rating and facility utilization. Together with the existing $1.25 billion five-year senior revolving credit agreement, dated as of April 25, 2007, our total commitments under these facilities increased to $1.75 billion.

        As discussed above, as of September 26, 2008, we had total commitments of $1.75 billion under our revolving credit facilities, $500 million of which matures on June 24, 2011 and $1.25 billion of which matures on April 25, 2012. Additionally, $60 million worth of commitments under our $1.25 billion facility are held by Lehman which has defaulted on it obligations under the agreement. As of September 26, 2008, $286 million was outstanding under our revolving credit facilities, and as of November 12, 2008, $686 million was outstanding.

        At September 26, 2008, we had total outstanding letters of credit and bank guarantees of $633 million.

        In May 2008, TIFSA commenced issuing commercial paper to U.S. institutional accredited investors and qualified institutional buyers. Borrowings under the commercial paper program are available for general corporate purposes. As of September 26, 2008, TIFSA had $116 million of commercial paper outstanding which bore interest at an average rate of 2.95%. At September 26, 2008 we classified $116 million of short-term borrowings as long-term. Settlement of this debt is not expected to require the use of working capital in the next year, as we have both the intent and the ability to refinance this debt on a long-term basis.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our financial position, results of operations or cash flows.

        In connection with the Separation, we entered into a liability sharing agreement regarding certain class actions that were pending against Tyco prior to the Separation. Under the Separation and Distribution Agreement, we, Covidien and Tyco Electronics are jointly and severally liable for the full amount of any judgments resulting from the actions subject to the agreement, which generally relate to legacy claims (including ERISA, FCPA and securities claims). The Separation and Distribution Agreement also provides that we will be responsible for 27%, Covidien 42% and Tyco Electronics 31% of payments to resolve these matters, with costs and expenses associated with the management of these contingencies being shared equally among the parties. In addition, under the agreement, we will manage and control all the legal matters related to assumed contingent liabilities as described in the Separation and Distribution Agreement, including the defense or settlement thereof, subject to certain limitations.

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

Legal Matters

Class Actions

        For a discussion of contingencies related to Tyco's securities class actions, class action settlement, ERISA related litigation and Tyco litigation against former senior management, litigation related to our public debt and various other legal matters, see Item 3, Legal Proceedings. We are generally obligated to indemnify our directors and officers and our former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. While we may from time to time seek to engage plaintiff's counsel in settlement discussions, we are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that could have a material adverse effect on our financial position, results of operations or cash flows.

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

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. For a detailed discussion of contingencies related to Tyco's environmental matters, see Item 1. Business—Environmental Matters and Item 3. Legal Proceedings—Environmental Matters.

Asbestos Matters

        Tyco and some of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. For a detailed discussion of Tyco's contingencies related to these matters, see Item 3. Legal Proceedings—Asbestos Matters.

Income Taxes

        Tyco and its subsidiaries' income tax returns periodically are examined by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments. The Company is reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest have been assessed under FIN 48 and recorded as appropriate. For a detailed discussion of contingencies related to Tyco's income taxes, see Item 3. Legal Proceedings—Income Tax Matters.

Compliance Matters

        Tyco has received and responded to various allegations and other information that improper activities were conducted by Tyco employees in recent years, in particular with respect to DOJ and SEC investigations that have resulted in our performing a company-wide baseline review of our policies, controls and practices as they relate to the Foreign Corrupt Practices Act. For a detailed discussion of these contingencies and others related to Tyco's compliance efforts, see Item 3. Legal Proceedings—Compliance Matters.

Other Matters

        The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or cash flows.

Backlog

        At September 26, 2008, we had a backlog of unfilled orders of $9.7 billion, compared to a backlog of $9.0 billion at September 28, 2007. We expect that approximately 86% of our backlog at September 26, 2008 will be filled during 2009. Backlog by segment at September 26, 2008 and September 28, 2007 is as follows ($ in millions):

	2008	2007
ADT Worldwide	$6,177	$6,137
Flow Control	2,083	1,579
Fire Protection Services	1,139	1,048
Electrical and Metal Products	117	114
Safety Products	154	132

	$9,670	$9,010

        Within ADT Worldwide, backlog increased primarily as a result of recurring revenue-in-force, which represents 12 months' fees for monitoring and maintenance services under contract in the security business. Our total account base grew 1.6% year over year to 7.2 million accounts. The amount of recurring revenue-in-force at September 26, 2008 and September 28, 2007 was $3.97 billion and $3.93 billion, respectively. Flow Control had increased bookings mostly in the Asia-Pacific and Americas regions. Backlog within Fire Protection Services increased primarily as a result of increased orders in Asia and North America.

 Off-Balance Sheet Arrangements

Sale of Accounts Receivable

        Certain of Tyco's international businesses utilize the sale of accounts receivable as short-term financing mechanisms. The aggregate amount outstanding under the Company's remaining international accounts receivable programs was $65 million, $76 million and $75 million at September 26, 2008, September 28, 2007 and September 29, 2006, respectively.

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

        There are certain guarantees or indemnifications extended among Tyco, Covidien and Tyco Electronics in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. See Note 6 to the Consolidated Financial Statements for further discussion of the Tax Sharing Agreement. At the time of the Separation, Tyco recorded a liability necessary to recognize the fair value of such guarantees and indemnifications in accordance with Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." In the absence of observable transactions for identical or similar guarantees, the Company determined the fair value of these guarantees and indemnifications utilizing expected present value measurement techniques. Significant assumptions utilized to determine fair value included determining a range of potential outcomes, assigning a probability weighting to each potential outcome and estimating the anticipated timing of resolution. The probability weighted outcomes were discounted using the Company's incremental borrowing rate. The liability necessary to reflect the fair value of the guarantees and indemnifications under the Tax Sharing Agreement is $554 million and $543 million, which is included in other liabilities on our Consolidated Balance Sheet at September 26, 2008 and September 28, 2007, respectively. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. See Note 16 to the Consolidated Financial Statements for further discussion of the Tax Sharing Agreement.

        In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien and Tyco Electronics operating entities. In connection with the Separation, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien or Tyco Electronics. To the extent these guarantees were not assigned prior to the Separation date, Tyco assumed primary liability on any remaining support. The estimated fair values of those obligations are $7 million, which are included in other liabilities on our Consolidated Balance Sheets, and were recorded in accordance with FIN No. 45 with an offset to shareholders' equity on the Separation date.

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

        In 2001, a division of Safety Products initiated a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain O-ring seal sprinkler heads which were originally manufactured by Central Sprinkler prior to Tyco's acquisition. Under this program, the sprinkler heads are being replaced free of charge to property owners. In the third quarter of 2006, the Company completed a comprehensive review of reported claims, recent claim rates and cost trends and further assessed the future of the program. The Company determined that an additional liability was necessary in order to satisfy the Company's obligation under the VRP. As a result, the Company recorded a $100 million charge which was reflected in cost of sales. On May 1, 2007, the Consumer Products Safety Commission and the Company announced an August 31, 2007 deadline for filing claims to participate in the VRP. The Company will fulfill all valid claims for replacement of qualifying sprinklers received up to August 31, 2007. During the fourth quarter of 2007, the Company further assessed the expected cost to complete the program in light of the most current claims data and determined that an additional accrual of $10 million was necessary to satisfy the estimated remaining obligation. The ultimate cost to complete the program will be impacted by a number of factors such as changes in material and labor costs, and the actual number of sprinkler heads replaced. Actual results could differ from this estimate. Settlements during 2008 include cash expenditures of $49 million related to the VRP.

Accounting Pronouncements

         Recently Adopted Accounting Pronouncements—In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 became effective for Tyco in the first quarter of 2008. As a result of adopting FIN No. 48, Tyco increased its reserve for uncertain tax positions by $55 million and reduced its deferred tax assets by $24 million with a corresponding $79 million cumulative effect adjustment to shareholders' equity. See Note 6 to the Consolidated Financial Statements for additional information related to the adoption of FIN No. 48.

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

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51". SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest prior to the adoption of SFAS 160) as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest should be included in consolidated net income on the face of the statement of income. SFAS No. 160 also amends certain of Accounting Research Bulletin No. 51's consolidation procedures in order to achieve consistency with the requirements of SFAS No. 141R. The statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This statement is effective for Tyco in the first quarter of fiscal 2010. The Company is currently assessing the impact of SFAS No. 160 on its results of operations, financial position or cash flows.

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13", to exclude SFAS No, 13, "Accounting for Leases" and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13, and FASB Staff Position No. 157-2, "Effective Date of FASB Statement No 157" that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. In October 2008, the FASB issued FASB Staff Position No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active", clarifies the application of SFAS No. 157 for a financial asset in an in active market. During the first quarter of 2009 the Company elected to defer the adoption of SFAS No. 157 for one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 is effective for Tyco in the first quarter of 2009. The Company is currently assessing the impact, if any, that SFAS No. 157 will have on the results of its operations, financial position or cash flows.

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

        In June 2008 the FASB ratified FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" (FSP No. EITF 03-6-1), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, "Earnings per Share" (SFAS No. 128). FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. FSP No. EITF 03-6-1 is effective for Tyco in fiscal 2010 and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. We are currently evaluating the effects, if any that FSP No. EITF 03-6-1 may have on earnings per share.

Forward-Looking Information

        Certain statements in this report are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the Security and Exchange Commission ("SEC"), or in Tyco's communications and discussions with investors and analysts in the normal course of business through meetings, web casts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product expansion, backlog, the consummation and benefits of acquisitions and divestitures, as well as financings and repurchases of debt or equity securities, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:

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

  •
  other capital market conditions, including availability of funding sources and currency exchange rate fluctuations;

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

  •
  changes in U.S. and non-U.S. governmental laws and regulations; and

  •
  the possible effects on Tyco of future legislation in the United States that may limit or eliminate potential U.S. tax benefits resulting from Tyco's incorporation in Bermuda or deny U.S. government contracts to Tyco based upon its incorporation in Bermuda.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

        In the ordinary course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These risks include fluctuations in foreign currency exchange rates, interest rates and commodity prices. Accordingly, we have established a comprehensive risk management process to monitor, evaluate and manage the principal exposures we believe we are subject to. We seek to manage these risks through the use of financial derivative instruments. Our portfolio of derivative financial instruments may, from time to time, include forward foreign currency exchange contracts, cross currency swaps, foreign currency options, and interest rate swaps. Derivative financial instruments related to interest rate sensitivity of debt obligations, intercompany cross border transactions and anticipated non-functional currency cash flows are used with the goal of mitigating a significant portion of these exposures when it is cost effective to do so.

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

Foreign Currency Exposures

        We hedge our exposure to fluctuations in exchange rates through the use of forward foreign exchange contracts and options. During 2008, our largest exposures to foreign exchange rates existed primarily with the British Pound, Euro, Australian Dollar and Canadian Dollar against the U.S. Dollar. The market risk related to the forward foreign exchange contracts is measured by estimating the potential impact of a 10% change in the value of the U.S. Dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on the market rates in effect on September 26, 2008. A 10% appreciation of the U.S. dollar relative to the local currency exchange rates would result in a $57 million net increase in the fair value of the contracts. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would result in a $69 million net decrease in the fair value of the contracts. However, gains or losses on these derivative instruments are economically offset by the gains or losses on the underlying transactions.

        Previously, we hedged our investment in certain foreign operations. In December 2006, due to required changes to the legal entity structure to facilitate the Separation, the Company determined that it would no longer consider certain intercompany foreign currency transactions to be long-term investments. As a result, the related foreign currency transaction gains and losses on such investments were recorded in the income statement subsequent to this determination rather than in the currency translation component of shareholders' equity. Forward contracts that were previously designated as hedges of these net investments continued to be used to manage this exposure but were no longer designated as net investment hedges.

        Also in connection with the Separation and the debt tender, the Company re-designated its 6.125% Euro denominated public notes due 2007 on March 29, 2007, its 5.5% Euro denominated public notes due 2008 and its 6.5% British Pound denominated public notes due 2031 on May 21, 2007, that had previously been considered as hedges of net investments in certain foreign operations. At September 26, 2008 and September 28, 2007, the Company did not hedge its net investment in foreign operations, we had no net investment hedges and all of its outstanding borrowings were denominated in U.S. dollars.

        During 2008, we designated certain intercompany loans as permanent in nature, in the amount of $2.1 billion as of September 26, 2008. As a result, the Company recorded $141 million of cumulative translation adjustment through accumulated other comprehensive income as of September 26, 2008 related to these loans.

Interest Rate Exposures

        Our long-term debt portfolio primarily consists of fixed-rate instruments. Historically, the Company managed its exposure to interest rates by entering into interest rate and cross-currency swaps designated as fair value hedges. In assessing the potential risks related to movements in interest rates, we terminated the interest rate and cross-currency swaps in several tranches beginning in the fourth quarter of 2006. During the first quarter of 2007, we terminated the remaining contracts with a total notional amount of $0.6 billion, resulting in an aggregate terminated notional amount of $3.1 billion. The settlement of these swaps resulted in a net cash inflow of $63 million for the first quarter of 2007. Since the interest rate swaps were designated as hedging instruments of outstanding debt, the related $32 million loss adjustment reported in 2007 to the carrying value of the related debt will be amortized over the remaining life of the related debt instruments. Of this amount, $3 million and $18 million have been amortized in 2008 and 2007, respectively. In connection with the debt tender offer, $9 million of unamortized loss on interest rate swaps was accelerated and recorded in 2007 as a loss on retirement of debt and included in other expense, net (see Note 13 to the Consolidated Financial

Statements). At September 28, 2007, there were no interest rate swaps outstanding. During 2008, the Company did not enter into any interest rate or cross-currency swaps, but may consider such strategies in the future.

Commodity Exposures

        We are exposed to volatility in the prices of raw materials used in some of our products and may, in limited circumstances, enter into hedging contracts to manage those exposures. These exposures are monitored as an integral part of our risk management program. During 2008, the Company did not hedge its exposure attributable to changes in commodity prices but may consider such strategies in the future.

Item 8.    Financial Statements and Supplementary Data

        The following consolidated financial statements and schedule specified by this Item, together with the report thereon of Deloitte & Touche LLP, are presented following Item 15 of this report:

        Financial Statements:

    Management's Responsibility for Financial Statements

    Reports of Independent Registered Public Accounting Firm

    Consolidated Statements of Operations for the years ended September 26, 2008, September 28, 2007 and September 29, 2006

    Consolidated Balance Sheets at September 26, 2008 and September 28, 2007

    Consolidated Statements of Shareholders' Equity for the years ended September 26, 2008, September 28, 2007 and September 29, 2006

    Consolidated Statements of Cash Flows for the years ended September 26, 2008, September 28, 2007 and September 29, 2006

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 26, 2008, our disclosure controls and procedures were not effective because of a material weakness in our internal controls over financial reporting, relating to accounting for income taxes, which we view as an integral part of our disclosure controls and procedures.

        Significant internal control, informational systems and process improvements have been implemented in our tax accounting processes, including certain recently implemented controls in response to the identified material weakness. The following significant changes were made to our internal controls over financial reporting during 2008:

  •
  Increased number of tax accounting resources;

  •
  Enhanced policies and procedures relating to tax account reconciliation and analysis;

  •
  Conducted extensive company wide training for all company personnel engaged in tax accounting activities;

  •
  Improved the level and quality of cross-company communication and information flows regarding the tax accounting process and requirements; and

  •
  Improved process for tax effecting consolidating entries.

        While significant progress has been made, several new tax accounting and control procedures have only recently been implemented during 2008 and further time is required to assess and ensure the sustainability of these procedures. Further, our current environment is still characterized by a highly complex structure of approximately 1,100 legal entities. In light of this, the Company believes the material weakness relating to accounting for income taxes has not been remediated and the Company plans to implement further improvements to achieve appropriate levels of controls, reliability and sustainability in this area.

        In addition to the above, we continue to proactively identify opportunities for control improvements. We have ongoing initiatives over the next several years to standardize, consolidate and upgrade various financial operating systems and eliminate many of the manual and redundant tasks previously performed under older systems or processes. We are also actively simplifying the company's legal entity structure and expect a significant reduction in the number of legal entities over the next 18 months.

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

        Management assessed the effectiveness of our internal control over financial reporting as of September 26, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our assessment, we believe that our internal controls over financial reporting were not effective as a result of a material weakness related to certain aspects of accounting for income taxes as of September 26, 2008.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We have determined that further improvements are required in our tax accounting processes before we can consider the material weakness remediated. During 2007, management's procedures and testing identified errors that, although not material to the Consolidated Financial Statements, led management to conclude that control deficiencies exist related to tax effecting consolidating entries, analysis and reconciliation of taxes receivable and taxes payable in non-U.S. jurisdictions, certain aspects of deferred taxes, and procedures with respect to classification of tax amounts in the Consolidated Balance Sheet. As a result of these deficiencies, it is reasonably possible that internal controls over financial reporting may not have prevented or detected errors from occurring that could have been material, either individually or in the aggregate.

        Our internal control over financial reporting as of September 26, 2008, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements included in this Form 10-K, and their report is also included in this Form 10-K.

Remediation Plan

        While a number of corrective actions have been made, several have only recently been implemented during 2008 and further time is required to assess and ensure the sustainability of these controls.

        Over the next year, we will continue to focus on our internal controls over accounting for income taxes, and will take further steps to those mentioned earlier to strengthen controls, including the following planned actions:

  •
  Further enhancements to tax accounting procedures in order to ensure their sustainability;

  •
  Additional training, guidance and communications to information providers regarding tax accounting requirements;

  •
  Enhanced monitoring of tax accounting submissions and tax account balances of our legal entities globally; and

  •
  Comprehensive review of our tax accounting process and close procedures to identify areas that require further improvements.

Item 9B.  Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information concerning Directors and Executive Officers may be found under the captions "Proposal Number One—Election of Directors," "—Committees of the Board of Directors," and "—Executive Officers" in our definitive proxy statement for our 2009 Annual General Meeting of Shareholders (the "2009 Proxy Statement"), which will be filed with the Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2009 Proxy Statement set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Information regarding shareholder communications with our Board of Directors may be found under the caption "Communications with the Board of Directors" in our 2009 Proxy Statement and is incorporated herein by reference.

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

Item 11.    Executive Compensation

        Information concerning executive compensation may be found under the captions "Executive Officer Compensation," "Compensation of Non-Employee Directors," and "Governance of the Company" of our 2009 Proxy Statement. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information in our 2009 Proxy Statement set forth under the captions "Executive Officer Compensation" and "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information in our 2009 Proxy Statement set forth under the captions "Governance of the Company" and "Committees of the Board" is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information in our 2009 Proxy Statement set forth under the captions "Proposal Number Two—Re-Appointment of Independent Auditors and Authorization of the Audit Committee to Set Their Remuneration," "—Audit and Non-Audit Fees" and "—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors" is incorporated herein by reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
(1) and (2) Financial Statements and Supplementary Data—See Item 8.

(3)
Exhibit Index:

Exhibit Number	Description
2.1	Separation and Distribution Agreement by and among Tyco International Ltd., Covidien Ltd., and Tyco Electronics Ltd., dated June 29, 2007 (Incorporated by reference to Exhibit 2.1 to Tyco International Ltd.'s current Report on Form 8-K filed on July 6, 2007).
3.1
Memorandum of Association (as altered) (Incorporating all amendments to July 2, 1997) (Incorporated by reference to Exhibit 3.1 of Tyco International Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 filed on May 15, 2003 to make this exhibit electronically available because it was last filed with the Commission in paper format).
3.2
Certificate of Incorporation (Incorporating all amendments to July 2, 1997) (Incorporated by reference to Exhibit 3.2 to Tyco International Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 filed on May 15, 2003 to make this exhibit electronically available because it was last filed with the Commission in paper format).
3.3	Amended and Restated Bye-Laws of Tyco International Ltd. (Incorporating all amendments of March 2008) (Filed herewith).
4.1
Form of Indenture, dated as of June 9, 1998, among Tyco International Group S.A., Tyco and Wilmington Trust Company as successor to The Bank of New York, as trustee (Incorporated by reference to Exhibit 4.1 to Post-effective Amendment No.1 to Tyco's and Tyco International Group S.A.'s Co-Registration Statement on Form S-3 (No. 333-50855) filed on June 9, 1998).
4.2
Supplemental Indenture No. 3, dated as of June 9, 1998 among Tyco International Group S.A., Tyco and Wilmington Trust Company as successor to The Bank of New York, as trustee relating to the co-obligor's 7.0% Notes due 2028 (Incorporated by reference to Exhibit 4.4 to Post-effective Amendment No. 1 to Tyco's and Tyco International Group S.A.'s Co-Registration Statement on Form S-3 (No. 333-50855) filed on June 9, 1998).
4.2
Supplemental Indenture No. 6, dated as of November 2, 1998 among Tyco International Group S.A., Tyco International Ltd. and the Bank of New York, as Trustee relating to the co-obligor's 6.125% Notes due 2008 (Incorporated by reference to Exhibit 4.3 to Tyco International Ltd.'s Registration Statement on Form S-4 (333-71493) filed on January 29, 1999).
4.3
Form of Supplemental Indenture No. 7, dated as of January 12, 1999 among Tyco International Group S.A., Tyco International Ltd. and the Bank of New York, as Trustee relating to the co-obligor's 6.125% Notes due 2009 (Incorporated by reference to Exhibit 4.6 to Tyco International Ltd.'s Post-Effective Amendment No. 2 Registration Statement on Form S-3 (333-50855) filed on January 26, 1999).
4.4
Supplemental Indenture No. 8, dated as of January 12, 1999 among Tyco International Group S.A., Tyco International Ltd. and the Bank of New York, as Trustee relating to the co-obligor's 6.875% Notes due 2029 (Incorporated by reference to Exhibit 4.7 to Tyco International Ltd.'s Post-Effective Amendment No. 2 to Registration Statement on Form S-3 (333-50855) filed on January 26, 1999).

Exhibit Number	Description
4.5
Supplemental Indenture No. 16, dated as of February 21, 2001 among Tyco International Group S.A., Tyco International Ltd. and the Bank of New York, as Trustee relating to the co-obligor's 6.750% Notes due 2011 (Incorporated by reference to Exhibit 4.3 to Tyco International Group S.A.'s Post-Effective Amendment No. 1 to Form S-3 (333-44100) filed on February 28, 2001).
4.6
Supplemental Indenture No. 20, dated as of October 26, 2001 among Tyco International Group S.A., Tyco International Ltd. and the Bank of New York, as Trustee relating to the co-obligor's 6.375% Notes due 2011 (Incorporated by reference to Exhibit 4.4 to Tyco International Ltd.'s Post-Effective Amendment No. 1 to Form S-3 (333-68508) filed on November 2, 2001).
4.7
Indenture dated as of November 12, 2003, among Tyco International Group S.A., Tyco International Ltd. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Tyco International Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 filed on February 17, 2004).
4.8
First Supplemental Indenture dated as of November 12, 2003, among Tyco International Group S.A., Tyco International Ltd. and The Bank of New York, as trustee relating to the co-obligor's 6.0% Notes due 2013 (Incorporated by reference to Exhibit 4.2 to Tyco International Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 filed on February 17, 2004).
4.9
Supplemental Indenture 2008-1 by and among Tyco International Ltd., Tyco International Finance S.A. and Wilmington Trust Company, dated as of May 15, 2008 (Incorporated by reference to Exhibit 4.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on June 5, 2008).
4.10
Supplemental Indenture 2008-1 by and among Tyco International Ltd., Tyco International Finance S.A. and Wilmington Trust Company, dated as of May 15, 2008 (Incorporated by reference to Exhibit 4.2 to Tyco International Ltd.'s Current Report on Form 8-K filed on June 5, 2008).
4.11
Supplemental Indenture 2008-2 by and among Tyco International Ltd., Tyco International Finance S.A. and Wilmington Trust Company, dated as of May 15, 2008 relating to the co-obligor's 6.875% Notes due 2021 (Incorporated by reference to Exhibit 4.3 to Tyco International Ltd.'s Current Report on Form 8-K filed on June 5, 2008).
4.12
Supplemental Indenture 2008-3 by and among Tyco International Ltd., Tyco International Finance S.A. and Wilmington Trust Company, dated as of May 15, 2008 relating to the co-obligor's 7.0% Notes due 2019 (Incorporated by reference to Exhibit 4.4 to Tyco International Ltd.'s Current Report on Form 8-K filed on June 5, 2008).
10.1
The Tyco International Ltd. Long Term Incentive Plan (formerly known as the ADT 1993 Long-Term Incentive Plan) (as amended May 12, 1999) (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Form S-8 (No. 333-80391) filed on June 10, 1999).
10.2
1994 Restricted Stock Ownership Plan for Key Employees (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Registration Statement on Form S-8 (No. 333-93261) filed on December 21, 1999).

Exhibit Number	Description
10.3
Tyco International (US) Inc. Supplemental Executive Retirement Plan, amended and restated as of October 1, 2000, dated December 30, 2000 (Incorporated by reference to Exhibit 10.3 to Tyco International Ltd.'s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).
10.4
Second Amendment to Tyco International (US) Inc. Supplemental Executive Retirement Plan, dated February 14, 2002 (Incorporated by reference to Exhibit 10.4 to Tyco International Ltd.'s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).
10.5
Third Amendment to Tyco International (US) Inc. Supplemental Executive Retirement Plan, dated July 30, 2002 (Incorporated by reference to Exhibit 10.5 to Tyco International Ltd.'s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).
10.6
Amendments to the Tyco International Ltd. Supplemental Executive Retirement Plan, dated December 24, 2003 (Incorporated by reference to Exhibit 10.6 to Tyco International Ltd.'s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)(2)
10.7
December 2003 Amendment to Tyco International (US) Inc. Supplemental Executive Retirement Plan, dated December 24, 2003 (Incorporated by reference to Exhibit 10.7 to Tyco International Ltd.'s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)
10.8
Amendment No. 2004-1 to the Tyco International (US) Inc. Supplemental Executive Retirement Plan, dated April 30, 2004 (Incorporated by reference to Exhibit 10.8 to Tyco International Ltd.'s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)
10.9
The Amended and Restated Tyco International Ltd. Deferred Compensation Plan for Directors (Effective January 1, 2005) (Incorporated by reference to Exhibit 10.9 to Tyco International Ltd.'s Annual Report on Form 10-K for the year ended September 30, 2005 filed December 9, 2005).(1)
10.10
The Tyco International Ltd. Long Term Incentive Plan II (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Registration Statement on Form S-8 (No. 333-75037) filed March 25, 1999).(1)
10.11
Change in Control Severance Plan for Certain U.S. Officers and Executives dated January 1, 2005 (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on March 16, 2005).(1)
10.12
Edward D. Breen Employment Contract dated July 25, 2002 (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed August 14, 2002).(1)
10.13
Employment Offer Letter dated February 14, 2005 between Tyco International Ltd. and Christopher J. Coughlin (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on February 15, 2005).(1)
10.14
Tyco International Ltd. UK Savings Related Share Option Plan (Incorporated by reference to Exhibit 10.18 to Tyco International Ltd.'s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 filed on December 30, 2002).(1)

Exhibit Number	Description
10.15	Tyco Employee Stock Purchase Plan, as amended May 2003 (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Registration Statement on Form S-8 dated July 30, 2003).(1)
10.16
Tyco Supplemental Savings and Retirement Plan, amended and restated effective January 1, 2005 (Incorporated by reference to Exhibit 10.27 to Tyco International Ltd.'s Annual Report on Form 10-K for the year ended September 30, 2005 filed on December 9, 2005).(1)
10.17
Tyco International Ltd. 2004 Stock and Incentive Plan (amended and restated effective September 10, 2008. Incorporated by reference to Exhibit 10.1 to Tyco International Ltd Current Report on Form 8-K filed on September 16, 2008).
10.18
Form of terms and conditions for Option Awards, Restricted Stock Awards, Restricted Unit Awards, Performance Share Awards and Director Deferred Stock Unit Award Letter under the 2004 Stock and Incentive Plan (Filed herewith).(1)
10.19
Tyco International (US) Inc. Severance Plan for U.S. Officers and Executives Plan (amended and restated effective May 10, 2007) (Incorporated by reference to Exhibit 10.20 to Tyco International Ltd.'s Annual Report on Form 10-K for the fiscal year ended September 28, 2007 filed on November 27, 2007).(1)
10.20	Founders' Grant Option Award (Incorporated by reference to Exhibit 10.6 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 6, 2007).(1)
10.21	Founders' Grant Restricted Unit Award (Incorporated by reference to Exhibit 10.7 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 6, 2007).(1)
10.22	Founders' Grant Performance Share Unit Award (Incorporated by reference to Exhibit 10.8 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 6, 2007).(1)
10.23
Credit Agreement, dated as of April 25, 2007, among Tyco International Finance S.A., Tyco International Ltd., the Lenders party thereto, and Citibank, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.4 to Tyco International Ltd.'s Current Report on Form 8-K filed on April 27, 2007).
10.24
Amendment No. 2 to 364-Day Senior Bridge Loan Agreement, dated as of November 27, 2007, and Amendment No. 1 to Credit Agreement dated as of April 25, 2007, among Tyco International Ltd., a Bermuda company, Tyco International Finance S.A., a Luxembourg company, the Lenders party thereto and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.27 to Tyco International Ltd.'s Annual Report on Form 10-K for the fiscal year ended September 28, 2007 filed on November 27, 2007).
10.25	Three-Year Senior Unsecured Credit Agreement, dated June 24, 2008 (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on June 26, 2008).
10.26
Amendment No. 2, dated June 24, 2008, to Five-Year Senior Credit Agreement, dated April 25, 2007 (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on June 26, 2008).
10.27
Tax Sharing Agreement by and among Tyco International Ltd., Covidien Ltd., and Tyco Electronics Ltd., dated June 29, 2007 (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 6, 2007).

Exhibit Number	Description
10.28
Guarantor Assumption Agreement by and among Tyco International Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.2 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 6, 2007).
10.29
Guarantor Assumption Agreement by and among Tyco International Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.3 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 6, 2007).
10.30
Guarantor Assumption Agreement by and among Tyco International Ltd. and Covidien Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.4 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 6, 2007).
10.31
Guarantor Assumption Agreement by and among Tyco International Ltd. and Covidien Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.5 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 6, 2007).
21.1	Subsidiaries of Tyco International Ltd. (filed herewith).
23.1	Consent of Deloitte and Touche LLP (filed herewith).
24.1	Power of Attorney with respect to Tyco International Ltd. signatories (filed herewith).
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

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
Christopher J. Coughlin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 19, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on November 19, 2008 in the capacities indicated below.

Name	Title

/s/ EDWARD D. BREEN Edward D. Breen	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
/s/ CHRISTOPHER J. COUGHLIN Christopher J. Coughlin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ CAROL ANTHONY DAVIDSON Carol Anthony Davidson	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
* Adm. Dennis C. Blair	Director
* Timothy M. Donahue	Director
* Brian Duperreault	Director
* Bruce S. Gordon	Director

Name	Title

* Rajiv L. Gupta	Director
* John A. Krol	Director
* Dr. Brendan R. O'Neill	Director
* William S. Stavropoulos	Director
* Sandra S. Wijnberg	Director
* Jerome B. York	Director

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

 TYCO INTERNATIONAL LTD.
Index to Consolidated Financial Information

 MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Discussion of Management's Responsibility

        We are responsible for the preparation, integrity and fair presentation of the consolidated financial statements and related information appearing in this report. We take these responsibilities very seriously and are committed to being recognized as a leader in governance, controls, clarity and transparency of financial statements. We are committed to making honesty, integrity and transparency the hallmarks of how we run Tyco. We believe that to succeed in today's environment requires more than just compliance with laws and regulations—it requires a culture based upon the highest levels of integrity and ethical values. Expected behavior starts with our Board of Directors and our senior team leading by example and includes every one of Tyco's 113,000 global employees, as well as our customers, suppliers and business partners. One of our most crucial objectives is continuing to maintain and build on the public, employee and shareholder confidence that has been restored in Tyco. We believe this is being accomplished; first, by issuing financial information and related disclosures that are accurate, complete and transparent so investors are well informed; second, by supporting a leadership culture based on an ethic of uncompromising integrity and accountability; and third, by recruiting, training and retaining high-performance individuals who have the highest ethical standards. We take full responsibility for meeting this objective. We maintain appropriate accounting standards, and disclosure controls and devote our full commitment and the necessary resources to these items.

Dedication to Governance, Controls and Financial Reporting

        Throughout 2008, we continued to maintain and enhance internal controls over financial reporting, disclosures and corporate governance practices. We believe that a strong control environment is a dynamic process. Therefore, we intend to continue to devote the necessary resources to maintain and improve our internal controls and corporate governance.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tyco International Ltd.

        We have audited the accompanying consolidated balance sheets of Tyco International Ltd. and subsidiaries (the "Company") as of September 26, 2008 and September 28, 2007 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 26, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tyco International Ltd. and subsidiaries as of September 26, 2008 and September 28, 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 26, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements: i) effective September 29, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, ii) the Company changed the depreciation method and estimated useful life used to account for pooled subscriber system assets and related deferred revenue from the straight-line method with lives ranging from 10 to 14 years to an accelerated method with lives up to 15 years effective as of the beginning of the fiscal third quarter of 2007, and iii) the Company adopted the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) effective September 28, 2007.

        As discussed in Note 7 to the consolidated financial statements the Company adopted Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143 effective September 29, 2006.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 26, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 19, 2008 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

New York, New York
November 19, 2008

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tyco International Ltd.

        We have audited Tyco International Ltd. and subsidiaries' (the "Company's") internal control over financial reporting as of September 26, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's consolidated annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

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

        This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended September 26, 2008, of the Company and this report does not affect our report on such consolidated financial statements and financial statement schedule.

        In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 26, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 26, 2008, of the Company and our report dated November 19, 2008 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

New York, New York
November 19, 2008

 TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended September 26, 2008, September 28, 2007 and September 29, 2006
(in millions, except per share data)

	2008	2007	2006
Revenue from product sales	$13,064	$11,816	$10,731
Service revenue	7,135	6,661	6,335

Net revenue	20,199	18,477	17,066
Cost of product sales	9,200	8,495	7,667
Cost of services	3,923	3,722	3,555
Selling, general and administrative expenses	4,906	4,776	4,425
Class action settlement, net of insurance recoveries	(10)	2,862	—
Separation costs	4	105	49
Goodwill impairment	9	46	—
Restructuring, asset impairment and divestiture charges, net	226	203	15

Operating income (loss)	1,941	(1,732)	1,355
Interest income	110	104	46
Interest expense	(396)	(313)	(279)
Other expense, net	(224)	(255)	—

Income (loss) from continuing operations before income taxes and minority interest	1,431	(2,196)	1,122
Income taxes	(335)	(324)	(304)
Minority interest	(1)	(4)	(1)

Income (loss) from continuing operations	1,095	(2,524)	817
Income from discontinued operations, net of income taxes	458	782	2,787

Income (loss) before cumulative effect of accounting change	1,553	(1,742)	3,604
Cumulative effect of accounting change, net of income taxes	—	—	(14)

Net income (loss)	$1,553	$(1,742)	$3,590

Basic earnings per share:
Income (loss) from continuing operations	$2.26	$(5.10)	$1.63
Income from discontinued operations	0.95	1.58	5.54

Income (loss) before cumulative effect of accounting change	3.21	(3.52)	7.17
Cumulative effect of accounting change	—	—	(0.03)

Net income (loss)	$3.21	$(3.52)	$7.14

Diluted earnings per share:
Income (loss) from continuing operations	$2.25	$(5.10)	$1.59
Income from discontinued operations	0.94	1.58	5.39

Income (loss) before cumulative effect of accounting change	3.19	(3.52)	6.98
Cumulative effect of accounting change	—	—	(0.03)

Net income (loss)	$3.19	$(3.52)	$6.95

Weighted-average number of shares outstanding:
Basic	484	495	503
Diluted	488	495	521

See Notes to Consolidated Financial Statements.

 TYCO INTERNATIONAL LTD.
CONSOLIDATED BALANCE SHEETS
As of September 26, 2008 and September 28, 2007
(in millions, except share data)

	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$1,519	$1,894
Accounts receivable, less allowance for doubtful accounts of $212 and $193, respectively	2,987	2,900
Inventories	1,865	1,783
Class action settlement escrow	—	2,992
Prepaid expenses and other current assets	1,257	1,157
Deferred income taxes	529	458
Assets held for sale	384	1,385

Total current assets	8,541	12,569
Property, plant and equipment, net	3,503	3,526
Goodwill	11,498	11,499
Intangible assets, net	2,655	2,653
Other assets	2,607	2,568

Total Assets	$28,804	$32,815

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$555	$380
Accounts payable	1,611	1,637
Class action settlement liability	—	2,992
Accrued and other current liabilities	2,756	2,869
Deferred revenue	607	583
Liabilities held for sale	128	662

Total current liabilities	5,657	9,123
Long-term debt	3,709	4,082
Deferred revenue	1,189	1,194
Other liabilities	2,741	2,725

Total Liabilities	13,296	17,124

Commitments and contingencies (Note 16)
Minority interest	14	67
Shareholders' Equity:
Preference shares, $4 par value, 31,250,000 shares authorized, none outstanding	—	—
Common shares, $0.80 par value, 1,000,000,000 shares authorized; 477,667,844 and 496,301,846 shares outstanding, net of 21,952,786 and 1,277,449 shares owned by subsidiaries, respectively	382	397
Common shares held in treasury 4,882,081 and 0 shares, respectively	(192)	—
Capital in excess:
Share premium	9,236	9,189
Contributed surplus	4,711	5,439
Accumulated earnings	1,125	34
Accumulated other comprehensive income	232	565

Total Shareholders' Equity	15,494	15,624

Total Liabilities and Shareholders' Equity	$28,804	$32,815

See Notes to Consolidated Financial Statements.

 TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended September 26, 2008, September 28, 2007 and September 29, 2006
(in millions)

	Number of Common Shares	Common Shares $0.80 Par Value	Treasury Shares	Share Premium	Contributed Surplus, Net	Accumulated Earnings	Accumulated Other Comprehensive Income	Total
Balance at September 30, 2005	504	$403	—	$8,540	$15,507	$7,909	$260	$32,619
Comprehensive income:
Net income						3,590		3,590
Currency translation							606	606
Unrealized gain on marketable securities and derivative instruments, net of income taxes							2	2
Minimum pension liability, net of income taxes							149	149

Total comprehensive income								$4,347

Dividends declared						(807)		(807)
Restricted share grants, net of forfeitures	1	1			(1)			—
Share options exercised, including tax expense of $13	4	2		247	(13)			236
Repurchase of common shares by subsidiary	(24)	(19)			(2,525)			(2,544)
Compensation expense					281			281
Exchange of convertible debt	13	11			1,224			1,235
Other					20			20

Balance at September 29, 2006	498	398	—	8,787	14,493	10,692	1,017	35,387
Comprehensive income:
Net loss						(1,742)		(1,742)
Currency translation							883	883
Unrealized gain on marketable securities and derivative instruments, net of income taxes							3	3
Minimum pension liability, net of income taxes							249	249

Total comprehensive income								$(607)

Dividends declared						(668)		(668)
Share options exercised, including tax benefit of $23	5	4		402	23			429
Repurchase of common shares by subsidiary	(7)	(5)			(722)			(727)
Compensation expense					295			295
Exchange of convertible debt					1			1
Distribution of Covidien and Tyco Electronics					(8,651)	(8,248)	(1,476)	(18,375)
Initial adoption of SFAS No. 158, net of income taxes (see Note 17)							(111)	(111)

Balance at September 28, 2007	496	397	—	9,189	5,439	34	565	15,624
Comprehensive income:
Net income						1,553		1,553
Currency translation							(307)	(307)
Unrealized loss on marketable securities and derivative instruments, net of income taxes							(5)	(5)
Change in unrecognized loss and prior service credit, net of income taxes							(21)	(21)

Total comprehensive income								$1,220

Dividends declared						(313)		(313)
Share options exercised, including tax benefit of $2	2	2		47	2			51
Repurchase of common shares by subsidiary	(20)	(17)			(837)			(854)
Repurchase of common shares held in treasury	(5)		(192)					(192)
Compensation expense					97			97
Exchange of convertible debt					10			10
Adoption of FIN No. 48 (see Note 6)						(79)		(79)
Other (see Note 2)						(70)		(70)

Balance at September 26, 2008	473	$382	$(192)	$9,236	$4,711	$1,125	$232	$15,494

See Notes to Consolidated Financial Statements.

 TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended September 26, 2008, September 28, 2007 and September 29, 2006
(in millions)

	2008	2007	2006
Cash Flows From Operating Activities:
Net income (loss)	$1,553	$(1,742)	$3,590
Income from discontinued operations, net of income taxes	(458)	(782)	(2,787)
Cumulative effect of accounting change, net of income taxes	—	—	14

Income (Loss) from continuing operations	1,095	(2,524)	817
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	1,154	1,148	1,180
Non-cash compensation expense	99	173	151
Deferred income taxes	(94)	(16)	(413)
Provision for losses on accounts receivable and inventory	135	94	55
Loss on the retirement of debt	258	259	1
Goodwill impairment	9	46	—
Non-cash restructuring and asset impairment charges, net	37	24	2
Losses on divestitures	—	4	2
Gains on investments, net	13	(10)	(12)
Debt and refinancing cost amortization	59	7	6
Other non-cash items	29	31	(30)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(176)	(136)	(143)
Contracts in progress	(26)	(44)	(49)
Inventories	(138)	(163)	(104)
Other current assets	11	154	206
Accounts payable	(16)	65	163
Accrued and other liabilities	(152)	(68)	(166)
Income taxes, net	(95)	(250)	403
Class action settlement liability	(3,020)	2,992	—
Other	(54)	28	(87)

Net cash (used in) provided by operating activities	(872)	1,814	1,982

Net cash (used in) provided by discontinued operating activities	(18)	2,498	3,584

Cash Flows From Investing Activities:
Capital expenditures	(734)	(666)	(556)
Proceeds from disposal of assets	28	23	39
Accounts purchased from ADT dealer program	(376)	(409)	(373)
Acquisition of businesses, net of cash acquired	(347)	(31)	(5)
Divestiture of businesses, net of cash retained	1	8	11
Class action settlement escrow	2,960	(2,960)	—
Liquidation of rabbi trust investments	—	271	—
Decrease in investments	32	4	58
(Increase) decrease in restricted cash	(17)	5	20
Other	(1)	15	(18)

Net cash provided by (used in) investing activities	1,546	(3,740)	(824)

Net cash provided by (used in) discontinued investing activities	911	(810)	(603)

Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	16	1,517	4
Repayment of short-term debt	(377)	(1,151)	(28)
Proceeds from issuance of long-term debt	3,864	308	700
Repayment of long-term debt, including debt tenders	(4,050)	(6,602)	(1,766)
Proceeds from exercise of share options	49	406	249
Dividends paid	(292)	(791)	(806)
Repurchase of common shares by subsidiary	(854)	(727)	(2,544)
Repurchase of common shares held in treasury	(192)	—	—
Transfer from discontinued operations	897	8,585	2,436
Other	(72)	12	(10)

Net cash (used in) provided by financing activities	(1,011)	1,557	(1,765)

Net cash used in discontinued financing activities	(893)	(950)	(2,693)

Effect of currency translation on cash	(38)	70	21
Effect of currency translation on cash related to discontinued operations	—	33	21

Net (decrease) increase in cash and cash equivalents	(375)	472	(277)
Less: net (increase) decrease in cash related to discontinued operations	—	(771)	(309)
Cash and cash equivalents at beginning of year	1,894	2,193	2,779

Cash and cash equivalents at end of year	$1,519	$1,894	$2,193

Supplementary Cash Flow Information:
Interest paid	$313	$317	$285
Income taxes paid, net of refunds	$501	$649	$316

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Summary of Significant Accounting Policies

         Basis of Presentation—The Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd., a company organized under the laws of Bermuda, and its subsidiaries (Tyco and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Tyco") and have been prepared in United States dollars and in accordance with generally accepted accounting principles in the United States ("GAAP"). Unless otherwise indicated, references in the Consolidated Financial Statements to 2008, 2007 and 2006 are to Tyco's fiscal year ended September 26, 2008, September 28, 2007 and September 29, 2006, respectively.

        Effective June 29, 2007, Tyco completed the spin-offs of Covidien and Tyco Electronics, formerly the Healthcare and Electronics businesses, respectively, into separate, publicly traded companies (the "Separation") in the form of a distribution to Tyco shareholders. The distribution was made on June 29, 2007, to Tyco shareholders of record on June 18, 2007, the record date. Each Tyco shareholder received 0.25 of a common share of each of Covidien and Tyco Electronics for each Tyco common share held on the record date. Tyco shareholders received cash in lieu of fractional shares for amounts of less than one Covidien or Tyco Electronics common share. The distribution was structured to be tax-free to Tyco shareholders except to the extent of cash received in lieu of fractional shares. While we are a party to a Separation and Distribution, Tax Sharing and certain other agreements, we have determined that there is no significant continuing involvement between the Company and Covidien or Tyco Electronics under the relevant guidance in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and Emerging Issues Task Force ("EITF") Issue No. 03-13, "Applying the Conditions of Paragraph 42 of SFAS No. 144 in Determining Whether to Report Discontinued Operations." Therefore, we have classified Covidien and Tyco Electronics as discontinued operations for all periods prior to the Separation.

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

        During 2008, 2007 and 2006, the Company incurred pre-tax costs related to the Separation of $275 million, $1,083 million and $169 million, respectively. The costs include loss on early extinguishment of debt, debt refinancing, tax restructuring, professional services and employee-related costs. Of these amounts, $4 million, $105 million and $49 million is included in separation costs for 2008, 2007 and 2006, respectively. Additionally, $258 million and $259 million in 2008 and 2007, respectively, is related to loss on early extinguishment of debt and is included in other expense, net. Separation costs included in interest expense, net during 2008 were $47 million related to the write-off of unamortized credit facility fees. Also during 2008, $34 million of income relating to the Tax Sharing Agreement is included in other expense, net. During 2007 and 2006, $719 million and $120 million is included in discontinued operations, respectively. Additionally, 2007 includes tax charges related to the Separation primarily for the write-off of deferred tax assets that will no longer be realizable of $183 million, of which $95 million is included in income taxes and $88 million is included in discontinued operations.

        During 2008, as part of the Company's portfolio refinement efforts, the Company sold its Empresa de Transmissao do Oeste Ltda. ("ETEO") business, Ancon Building Products ("Ancon") business, Nippon Dry-Chemical ("NDC") business, and a European Manufacturer of public address products and acoustic systems. Additionally, the Company substantially completed the sale of its Infrastructure

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Services Business, during the fourth quarter of 2008. The Company received approximately $1.0 billion of cash proceeds from these divestitures. See Note 2. The Company presents proceeds from the divestiture of businesses classified as discontinued operations within discontinued investing activities on the Consolidated Statements of Cash Flows.

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

        Sales of security monitoring systems may have multiple elements, including equipment, installation, monitoring services and maintenance agreements. In accordance with EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables", the Company assesses revenue arrangements to determine the appropriate units of accounting. When ownership of the system is transferred to the customer, each deliverable provided under the arrangement is considered a separate unit of accounting. Revenues associated with sale of equipment and related installations are recognized once delivery, installation and customer acceptance is completed, while the revenue for monitoring and maintenance services are recognized as services are rendered. Amounts assigned to each unit of accounting are based on an allocation of total arrangement consideration using each deliverable's relative fair value. Revenue

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

recognized for equipment and installation is limited to the lesser of their allocated amounts under the relative fair value method or the non-contingent up-front consideration received at the time of installation, since collection of future amounts under the arrangement with the customer is contingent upon the delivery of monitoring and maintenance services.

        For transactions in which the Company retains ownership of the subscriber system asset fees for monitoring and maintenance services are recognized on a straight-line basis over the contract term. Non-refundable fees received in connection with the initiation of a monitoring contract, along with associated direct and incremental selling costs, are deferred and amortized over the estimated life of the customer relationship.

        While we do not expect situations where fair value can not be objectively determined for sales of security systems and services, if such cases were to arise, the Company's policy is to recognize revenue for all elements over the contract life.

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

        At September 26, 2008 and September 28, 2007, accounts receivable and other long-term receivables included retainage provisions of $70 million and $63 million, respectively, of which $51 million and $41 million are unbilled, respectively. These retainage provisions consist primarily of fire protection contracts and become due upon contract completion and acceptance. At September 26, 2008 the retainage provision included $68 million, that is expected to be collected during 2009.

         Research and Development—Research and development expenditures are expensed when incurred and are included in cost of product sales, which amounted to $127 million, $120 million and $111 million for the years ended September 26, 2008, September 28, 2007 and September 29, 2006, respectively. Research and development expenses include salaries, direct costs incurred and building and overhead expenses.

         Advertising—Advertising costs are expensed when incurred and are included in selling, general and administrative expenses, which amounted to $142 million, $132 million and $119 million for the years ended September 26, 2008, September 28, 2007 and September 29, 2006, respectively.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        Gains and losses resulting from foreign currency transactions, including the impact of our foreign currency derivatives, reflected in selling, general and administrative expenses were $37 million, $60 million and $77 million in 2008, 2007 and 2006, respectively.

         Cash and Cash Equivalents—All highly liquid investments with maturities of three months or less from the time of purchase are considered to be cash equivalents.

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

        Property, Plant and Equipment, Net—Property, Plant and Equipment, net is recorded at cost less accumulated depreciation. Depreciation expense for 2008, 2007 and 2006 was $626 million, $635 million and $663 million, respectively. Maintenance and repair expenditures are charged to expense when incurred. Except for pooled subscriber systems, depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and related improvements	5 to 50 years
Leasehold improvements	Lesser of remaining term of the lease or economic useful life
Subscriber systems	Accelerated method up to 15 years
Other machinery, equipment and furniture and fixtures	2 to 20 years

        See below for discussion of depreciation method and estimated useful lives related to subscriber systems.

         Subscriber System Assets and Related Deferred Revenue Accounts—The Company generally considers assets related to the acquisition of new customers in its electronic security business in three asset categories: internally generated residential subscriber systems, internally generated commercial subscriber systems (collectively referred to as subscriber system assets) and customer accounts acquired through the ADT dealer program (referred to as dealer intangibles). Subscriber system assets include installed property, plant and equipment for which Tyco retains ownership and deferred costs directly related to the customer acquisition and system installation. Subscriber system assets represent capitalized equipment (e.g. security control panels, touchpad, motion detectors, window sensors, and other equipment) and installation costs associated with electronic security monitoring arrangements under which the Company retains ownership of the security system assets in a customer's residence or place of business. Installation costs represent costs incurred to prepare the asset for its intended use. The Company pays property taxes on the subscriber system assets and upon customer termination, may retrieve such assets. These assets embody a probable future economic benefit as they generate future monitoring revenue for the Company.

        Costs related to the subscriber system equipment and installation are categorized as property, plant and equipment rather than deferred costs. Deferred costs associated with subscriber system assets represent direct and incremental selling expenses (i.e. commissions) related to acquiring the customer. Commissions related to up-front consideration paid by customers in connection with the establishment

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

of the monitoring arrangement are determined based on a percentage of the up-front fees and do not exceed deferred revenue. Such deferred costs are recorded as non-current assets and are included in the Other Assets line item within the Consolidated Balance Sheets.

        Subscriber system assets and any deferred revenue resulting from the customer acquisition are accounted for over the expected life of the subscriber. In certain geographical areas where the Company has a large number of customers that behave in a similar manner over time, the Company accounts for subscriber system assets and related deferred revenue using pools, with separate pools for the components of subscriber system assets and any related deferred revenue based on the same month and year of acquisition.

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

        The change in the method and estimated useful life used to account for pooled subscriber system assets and related deferred revenue resulted from our ongoing analysis of all pertinent factors, including actual customer attrition data specific to customer categories and geographical areas, demand, competition, and the estimated technological life of the installed systems. The pertinent factors have been influenced by management's ongoing customer retention programs, as well as tactical and strategic initiatives to improve service delivery, customer satisfaction, and the credit worthiness of the subscriber customer base. In accordance with SFAS No. 154, "Accounting Changes and Error Correction," the change in method used to account for pooled subscriber system assets and related deferred revenue accounts represents a change in accounting estimate effected by a change in accounting principle and is accounted for prospectively. The change in method was based on information obtained by continued observation of the expected benefits inherent in the pooled subscriber system assets by customer category and was preferable, as it resulted in depreciation and amortization that are more reflective of the pattern of expected benefits derived from these assets. All pertinent factors, including actual customer attrition data specific to customer categories and geographical areas, demand, competition, and the estimated technological life of the installed systems, are reviewed by the Company at each balance sheet date to assess the continued appropriateness of methods and estimated useful lives.

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

1.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

liabilities at the lowest level for which cash flows are separately identified. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

         Goodwill and Indefinite-Lived Intangible Assets—Goodwill and indefinite-lived intangible assets are assessed for impairment annually and more frequently if triggering events occur (see Note 11). In performing these assessments, management relies on various factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable transactions and other market data. There are inherent uncertainties related to these factors and judgment in applying them to the analysis of goodwill and indefinite-lived intangible assets for impairment. The Company performed its annual impairment tests for goodwill and indefinite-lived intangible assets on the first day of the fourth quarter of 2008.

        When testing for goodwill impairment, the Company first compares the fair value of a reporting unit with its carrying amount. Fair value for the goodwill impairment test is determined utilizing a discounted cash flow analysis based on the Company's future budgets discounted using the Company's weighted average cost of capital and market indicators of terminal year cash flows. Other valuation methods are used to corroborate the discounted cash flow method. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered potentially impaired and further tests are performed to measure the amount of impairment loss. In the second step of the goodwill impairment test, the Company compares the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill.

        Indefinite lived intangible assets consisting primarily of trade names are tested for impairment using the relief from royalty method.

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

        Intangible assets arising from the ADT dealer program described above are amortized in pools determined by the same month of contract acquisition on an accelerated basis over the period and pattern of economic benefit that is expected to be obtained from the customer relationship. Effective as

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

of the beginning of the third quarter of 2007, Tyco changed the estimated useful life of dealer intangibles in geographical areas comprising approximately 90% of the net carrying value of dealer intangibles from 12 to 15 years. The Company continues to amortize dealer intangible assets on an accelerated basis. The change in the estimated useful life used to account for dealer intangibles resulted from our ongoing analysis of all pertinent factors, including actual customer attrition data, demand, competition, and the estimated technological life of the installed systems. The pertinent factors have been influenced by management's ongoing customer retention programs, as well as tactical and strategic initiatives to improve service delivery, customer satisfaction, and the credit worthiness of the subscriber customer base. In accordance with SFAS No. 154, the change in estimated useful life of dealer intangibles has been accounted for prospectively. The effect of the change in estimated useful life for dealer intangibles decreased loss from continuing operations and net loss by $6 million each and increased basic and diluted earnings per share by $0.01 for 2007.

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

        Other equity investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. Each reporting period, the Company evaluates the carrying value of its investments accounted for under the cost method of accounting, such that they are recorded at the lower of cost or estimated net realizable value. For equity investments in which the Company exerts significant influence over operating and financial policies but do not control, the equity method of accounting is used. The Company's share of net income or losses of equity investments is included in the Consolidated Statements of Operations and was not material in any period presented.

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

1.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

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

         Insurable Liabilities—The Company records liabilities for its workers' compensation, product, general and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. Certain insurable liabilities are discounted using a risk-free rate of return when the pattern and timing of the future obligation is reliably determinable. The impact of the discount on the Consolidated Balance Sheets at September 26, 2008 and September 28, 2007 was to reduce the obligation by $30 million and $38 million, respectively. The Company maintains captive insurance companies to manage certain of its insurable liabilities. Additionally, the Company records receivables from third party insurers when recovery has been determined to be probable.

         Financial Instruments—The Company may use interest rate swaps, currency swaps and forward and option contracts to manage risks generally associated with foreign exchange rate and interest rate risk. Derivatives used for hedging purposes are designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract are highly effective at offsetting the changes in the fair value of the underlying hedged item at inception of the hedge and are expected to remain highly effective over the life of the hedge contract.

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

         Reclassifications—Certain prior year amounts have been reclassified to conform with current year presentation for the reclassification of certain businesses to discontinued operations.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

         Recently Adopted Accounting Pronouncements—In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 became effective for Tyco in the first quarter of 2008. As a result of adopting FIN No. 48, Tyco increased its reserve for uncertain tax positions by $55 million and reduced its deferred tax assets by $24 million with a corresponding $79 million cumulative effect adjustment to shareholders' equity. See Note 6 for additional information related to the adoption of FIN No. 48.

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

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51". SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest prior to the adoption of SFAS 160) as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

should be included in consolidated net income on the face of the statement of income. SFAS No. 160 also amends certain of Accounting Research Bulletin No. 51's consolidation procedures in order to achieve consistency with the requirements of SFAS No. 141R. The statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This statement is effective for Tyco in the first quarter of fiscal 2010. The Company is currently assessing the impact of SFAS No. 160 on its results of operations, financial position or cash flows.

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13", to exclude SFAS No, 13, "Accounting for Leases" and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13, and FASB Staff Position No. 157-2, "Effective Date of FASB Statement No 157" that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. In October 2008, the FASB issued FASB Staff Position No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active", which clarifies the application of SFAS No. 157 for a financial asset in an active market. During the first quarter of 2009 the Company elected to defer the adoption of SFAS No. 157 for one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 is effective for Tyco in the first quarter of 2009. The Company is currently assessing the impact, if any, that SFAS No. 157 will have on the results of its operations, financial position or cash flows.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        In June 2008 the FASB ratified FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" (FSP No. EITF 03-6-1), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, "Earnings per Share" (SFAS No. 128). FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. FSP No. EITF 03-6-1 is effective for Tyco in fiscal 2010 and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. We are currently evaluating the effects, if any that FSP No. EITF 03-6-1 may have on earnings per share.

2.    Divestitures

Held for Sale and Reflected as Continuing Operations

        During the third quarter of 2008, the Company approved a plan to sell a business in the Safety Products segment. This business is presented in continuing operations as the criteria for discontinued operations has not been met. The Company has assessed and determined that the carrying value of this business is recoverable and will continue to assess recoverability based on current fair value, less cost to sell, until the business is sold. Fair value used for the impairment assessment was based on existing market conditions. The Company expects to complete a sale during the first half of fiscal 2009.

Discontinued Operations

        The Company continued to assess the strategic fit of its various businesses and has pursued divestiture of certain businesses which do not align with its long-term strategy.

        During 2008, as part of the Company's portfolio refinement efforts, the Company sold its ETEO business, Ancon business, NDC business, and a European manufacturer of public address products and acoustic systems. Additionally, the Company substantially completed the sale of its Infrastructure Services Business, during the fourth quarter of 2008. These businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations in all periods presented.

        In May 2008, the Company sold 100% of the stock of ETEO, a Brazilian subsidiary of Infrastructure Services for $338 million of net cash proceeds and recorded a pre-tax gain of $232 million, including the effects of the economic hedge of the purchase price discussed below. The gain was recorded in Income (loss) from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations. ETEO was part of the Company's Corporate and Other segment. During September 2007, Tyco entered into an economic hedge of the Brazilian Real denominated contractual sale price of the ETEO business. Since the hedging transaction was directly linked to the proceeds from the sale of a business that was reflected in discontinued operations, Tyco began including the impact of the hedge in discontinued operations during the first quarter of 2008. During the third quarter of 2008, Tyco incurred a pre-tax loss of $36 million on this hedge. The impact of the hedge in the prior year was not material.

        In February 2008, the Company executed a definitive agreement to sell the remaining portion of Infrastructure Services excluding Earth Tech Brasil Ltda. ("ET Brasil") to AECOM Technologies Corporation ("AECOM"). In July 2008, the Company substantially completed the sale to AECOM. The

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Divestitures (Continued)

sale was completed for $455 million net of a $20 million working capital adjustment resulting in net cash proceeds of $435 million. The $435 million of net cash proceeds includes $53 million for the sale of Earth Tech UK. A pre-tax gain of approximately $183 million was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statements of Operations. In order to complete the sale, the Company is required to obtain consents and approvals to transfer the legal ownership of the Earth Tech UK businesses to AECOM. Therefore, in July 2008 the Company and AECOM entered into an agreement in which AECOM would manage the UK businesses on behalf of the Company, while the Company would finance the UK businesses' operations. Also as part of the agreement, AECOM agreed to reimburse the Company for all of the funding provided by the Company through the closing date of the sale. As a result of the agreement, AECOM assumed all the risks and rewards of ownership for the UK businesses. At September 26, 2008, the necessary consents and approvals had not been obtained by the Company to transfer the legal ownership of the Earth Tech UK businesses to AECOM. The Company expects to record a gain related to the UK businesses upon receipt of the necessary consents and approvals, which is expected to occur in the first half of 2009. Certain assets in China were excluded from the sale and are expected to be transferred during the first half of 2009 for additional consideration of approximately $55 million once the necessary consents and approvals are obtained. Infrastructure Services, ET Brasil, the EarthTech UK business and the China assets discussed above were part of the Company's Corporate and Other segment.

        As ET Brasil was excluded from the sale to AECOM, as discussed above, the Company recorded a pre-tax impairment charge of approximately $16 million to write down ET Brasil to its fair value, less cost to sell during 2008. Fair value used for the impairment assessment was based on existing market conditions. In July 2008, the Company executed a definitive agreement to sell ET Brasil for approximately $16 million in net cash proceeds. The sale is expected to close in the first quarter of 2009 upon receipt of the necessary consents and approvals.

        At September 26, 2008, the Company has assessed and determined that the carrying value of the remaining assets in China and ET Brasil are recoverable based on current fair value, less cost to sell. The Company will continue to assess recoverability until the assets in China and ET Brasil are sold.

        During 2008, the Company settled a contract dispute arising under its former Infrastructure Services business. In connection with the settlement, the Company assessed its assets under the original contract and concluded the assets were no longer recoverable, resulting in a $51 million charge to discontinued operations.

        In April 2008, the Company sold Ancon, a manufacturer of stainless steel products used in masonry construction. Ancon was part of the Company's Corporate and Other segment. The sale was completed for $164 million in net cash proceeds and a pre-tax gain of $100 million was recorded which was largely exempt from tax. The gain was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations. During the fourth quarter of 2008, the Company received an additional $6 million of proceeds related to the sale of Ancon.

        In February 2008, the Company sold NDC, a company in the Japanese fire protection industry. NDC was part of the Company's Fire Protection and Safety Products Segments. The sale was completed for $50 million in net cash proceeds and a pre-tax gain of $7 million was recorded. The gain was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Divestitures (Continued)

        In January 2008, the Company sold a European manufacturer of public address products and acoustic systems which was part of the Company's Fire Protection Segment and recorded an $8 million pre-tax loss on sale. The loss was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations.

        During the first quarter of 2007, Aquas Industriales de Jose, C.A. ("AIJ"), a joint venture that was majority owned by Infrastructure Services, was sold for $42 million in net cash proceeds and a pre-tax gain of $19 million was recorded. The gain was recorded in discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations. AIJ was part of the Company's Corporate and Other segment.

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

        During 2007, the Company incurred pre-tax separation costs related primarily to professional services and employee-related costs of $154 million and $289 million, respectively, in discontinued operations.

        Additionally, the year ended September 28, 2007 includes tax charges related to the Separation primarily for the write-off of deferred tax assets that are no longer realizable of $88 million in discontinued operations.

        The Company has used available information to develop its best estimates for certain assets and liabilities related to the Separation. In limited instances, final determination of the balances will be made in subsequent periods. During the year ended September 28, 2007, $72 million was recorded through shareholders' equity, primarily related to a cash true-up adjustment of $57 million and $15 million of other items. During the year ended September 26, 2008, $70 million of other items was recorded through shareholders' equity. The other items, which aggregate $85 million, reflect immaterial adjustments to shareholders' equity which were recorded to correct the distribution amount at the date of Separation. Adjustments in the future for the impact of filing final income tax returns in certain jurisdictions where those returns include a combination of Tyco, Covidien and/or Tyco Electronics legal entities and for certain amended income tax returns for the periods prior to the Separation may be recorded to either shareholders' equity or the statement of income depending on the specific item giving rise to the adjustment.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Divestitures (Continued)

        Net revenue, income from operations, gain (loss) on sale, separation costs and income tax expense for discontinued operations for 2008, 2007 and 2006 are as follows ($ in millions):

	2008	2007	2006
Net revenue	$1,221	$19,271	$25,067

Pre-tax income from discontinued operations	$51	$2,816	$3,842
Pre-tax gain (loss) on sale of discontinued operations	484	(549)	(245)
Separation costs	—	(719)	(120)
Income tax expense	(77)	(766)	(690)

Income from discontinued operations, net of income taxes	$458	$782	$2,787

        Balance sheet information for pending divestitures at September 26, 2008 and September 28, 2007 is as follows ($ in millions):

	2008	2007
Accounts receivable, net	$52	$438
Inventories	24	64
Prepaid expenses and other current assets	18	47
Property, plant and equipment, net	20	166
Goodwill and other intangibles, net	157	236
Other assets	113	434

Total assets	$384	$1,385

Current maturities of long-term debt	$4	$5
Accounts payable	27	228
Accrued and other current liabilities	58	320
Long-term debt	—	18
Other liabilities	39	91

Total liabilities	$128	$662

Minority interest	$1	$30

Losses on divestitures

        During 2008, 2007 and 2006, the Company recorded $1 million, $4 million and $2 million, respectively, of divestiture charges in continuing operations in connection with the write-down to fair value, less cost to sell, of certain businesses, which did not get classified as discontinued operations as they did not meet the criteria for such classification. The fair value used for the impairment assessments was primarily based on the terms and conditions included or expected to be included in the sales agreements.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Restructuring and Asset Impairment Charges, Net

        Restructuring and asset impairment charges, net, during the years ended September 26, 2008, September 28, 2007 and September 29, 2006 are as follows ($ in millions):

	2008	2007	2006
ADT Worldwide	$97	$83	$3
Flow Control	8	25	2
Fire Protection Services	22	23	—
Electrical and Metal Products	43	7	—
Safety Products	73	29	7
Corporate and Other	4	40	1

	247	207	13
Charges in cost of sales and selling, general and administrative	(22)	(7)	—

Restructuring and asset impairment charges, net	$225	$200	$13

        To further improve operating efficiency, during the first quarter of 2007, we launched a restructuring program (the "2007 Program") across all of the Company's segments, including the corporate organization to streamline some of the businesses and reduce the operational footprint. As of September 26, 2008, we have substantially completed the program. Upon initiation of the program, we expected to incur aggregate charges related to the program of approximately $350 million to $400 million primarily through the end of calendar 2008. Since the inception of this program through September 26, 2008, the Company has incurred charges of $395 million.

        The 2007 Program included numerous actions designed to improve operating efficiency and strengthen the Company's competitive position in the future. Many of the actions initiated in 2007 were related to improving field efficiencies and consolidating certain administrative functions in the European operations of ADT Worldwide and Fire Protection Services and consolidation of certain Corporate headquarter functions.

        During 2008, the Company continued the execution of various European restructuring activities within the ADT Worldwide and Fire Protection Services segments. Within the Flow Control, Safety Products and Electrical and Metal Products segments, the Company recognized employee severance and benefits charges, facility and other exit costs, and asset impairment charges related primarily to the closure and relocation of manufacturing facilities.

        The Company completed the franchise acquisitions of Winner Security Services LLC and Sensormatic Security Corp., which resulted in restructuring charges of $51 million for ADT Worldwide and $7 million for Safety Products. Refer to Note 4. The $58 million of restructuring charges related to these franchise acquisitions are not reflected in the 2007 Program's aggregate charges of $395 million discussed above.

        The Company has identified additional opportunities for cost savings for restructuring activities in fiscal 2009. The Company expects to incur restructuring charges of approximately $50 million in fiscal 2009.

2008 Charges and Credits

        Net restructuring and asset impairment charges during the year ended September 26, 2008 were $247 million, which include $22 million for the non-cash write down in carrying value of inventory and accelerated depreciation (which was classified in cost of sales and selling, general and administrative expenses) related to assets expected to become obsolete as a result of the restructuring. The remaining

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Restructuring and Asset Impairment Charges, Net (Continued)

charge is comprised of restructuring charges of $237 million, which include $139 million of employee severance and benefits; $40 million of facility exit charges and other cash charges; $58 million related to the reacquisition of certain unfavorable franchise rights; and $20 million of asset impairments, net of gains from sale of properties. The asset impairments primarily related to the Company's Electrical and Metal Products segment. During the period ended September 26, 2008, the Company completed restructuring activities announced in prior years for amounts less than originally estimated, and accordingly reversed $32 million of restructuring reserves as restructuring credits.

        The Company paid $30 million related to actions initiated in 2008 under the 2007 Program and paid $58 million related to the franchise acquisitions. As of September 26, 2008, $98 million has been accrued.

        Activity in the Company's 2008 restructuring reserves related to the 2007 Program is summarized as follows ($ in millions):

	Employee Severance and Benefits	Facility Exit & Other Charges	Total
Balance at September 28, 2007	$106	$9	$115
Charges	139	39	178
Reversals	(26)	(4)	(30)
Utilization	(100)	(25)	(125)
Reclass/transfers	3	9	12
Currency translation	3	—	3

Balance at September 26, 2008	$125	$28	$153

2007 Charges and Credits

        Net restructuring and asset impairment charges during 2007 were $207 million, which include $7 million reflected in cost of sales for the non-cash write down in carrying value of inventory. The remaining charge is comprised of restructuring charges of $189 million, which include $173 million of employee severance and benefits and $16 million of facility exit charges and other cash charges, and $15 million of asset impairments. During 2007, the Company completed restructuring activities announced in prior years for amounts less than originally estimated, and accordingly reversed $4 million of restructuring reserves as a restructuring credit.

        During 2008, the Company paid $95 million related to actions under the 2007 Program and has $55 million accrued as of September 26, 2008.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Restructuring and Asset Impairment Charges, Net (Continued)

        During 2008, the Company paid $1 million related to these actions and has $1 million accrued as of September 26, 2008.

2005 and Prior Charges and Credits

        The Company continues to maintain restructuring reserves related to certain actions initiated prior to 2005. The total amount of these reserves are $16 million and $21 million at September 26, 2008 and September 28, 2007, respectively. These balances primarily include facility exit costs for long-term non-cancelable lease obligations within the ADT Worldwide and Fire Protection Services segments, with expiration dates which range from 2008 to 2022.

Restructuring Reserves

        Restructuring reserves from September 28, 2007 to September 26, 2008 by the year in which the restructuring action was initiated are as follows ($ in millions):

	Year of Restructuring Action
	2007 Program
				Franchise Settlement 2008
	2008	2007	Subtotal		Prior	Total
Balance at September 28, 2007	$—	$115	$115	$—	$22	$137
Charges	102	76	178	58	1	237
Reversals	(2)	(28)	(30)	—	(2)	(32)
Utilization	(30)	(95)	(125)	(58)	(4)	(187)
Reclass/transfers	12	—	12	—	—	12
Currency translation	16	(13)	3	—	(1)	2

Balance at September 26, 2008	$98	$55	$153	$—	$16	$169

        Restructuring reserves by segment at September 26, 2008 and September 28, 2007 are as follows ($ in millions):

	2008	2007
ADT Worldwide	$48	$71
Flow Control	7	13
Fire Protection Services	29	22
Electrical and Metal Products	14	6
Safety Products	66	10
Corporate and Other	5	15

	$169	$137

        At September 26, 2008 and September 28, 2007, restructuring reserves were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	2008	2007
Accrued and other current liabilities	$148	$113
Other liabilities	21	24

	$169	$137

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Acquisitions

Acquisitions

        As part of the Company's strategy to strengthen its product and service offerings and market positions, the Company acquired Winner Security Services LLC ("Winner"), Sensormatic Security Corp. ("SSC") and FirstService Security ("FirstService") during 2008.

        On June 5, 2008, the Company's ADT Worldwide segment acquired substantially all of the assets of Winner for $90 million. The franchise was originally granted by Sensormatic Electronics Corporation and granted Winner rights to sell, install and service certain Sensormatic products and entitled Winner to commissions on Sensormatic products sold, installed or shipped into its franchise territories. Sensormatic products are sold through ADT Worldwide and Safety Products.

        On July 9, 2008, the Company's ADT Worldwide segment acquired substantially all of the assets of SSC, including franchise rights, and agreed to settle a related legal matter for total consideration of approximately $86 million. SSC was a franchisee of Sensormatic Electronics Corporation in the states of Virginia and Maryland and in the District of Columbia. It was the last remaining major Sensormatic franchise. Under the original franchise agreement, SSC was granted rights to sell, install and service certain Sensormatic products and was entitled to commissions on Sensormatic products sold, installed or shipped into its franchise territories. Sensormatic and SSC also settled the previously disclosed litigation between the parties related to the SSC franchise for $6 million in connection with the transaction. The value ascribed to the settlement of the legal matter was determined based on the consideration paid in excess of the fair value of the franchise and franchise rights acquired.

        These transactions were accounted for as business combinations and the Company applied EITF Issue No. 04-1, "Accounting for Preexisting Relationships between the Parties to a Business Combination," since there were preexisting relationships between the Company and Winner and SSC that needed to be assessed and accounted for separately. After assessing the specific facts and circumstances related to these transactions, the Company recorded charges of $38 million and $20 million for Winner and SSC, respectively during 2008 for the reacquisition of franchise rights that were deemed to be unfavorable to the Company when compared to pricing for current market transactions for similar arrangements. The Company utilized an income method valuation approach in measuring the value of the preexisting relationship. Since these charges relate to a change in the manner in which the Company will conduct business in these territories, they have been reflected as restructuring charges. The remaining purchase price for Winner was $52 million, which consists of a $46 million indefinite-lived intangible asset, $1 million of customer lists which are amortizable over a 10-year period and $5 million of goodwill. The remaining purchase price for SSC was $60 million, which consists of a $52 million indefinite-lived intangible asset, $4 million of customer lists which are amortizable over a 10-year period and $4 million of goodwill. Goodwill associated with the Winner and SSC transactions is deductible for tax purposes.

        On June 30, 2008, the Company's ADT Worldwide segment acquired FirstService Security, a division of FirstService Corporation, for approximately $187 million. FirstService Security is a commercial security systems integrator and provides a full range of integrated security system services, including design, engineering, installation, servicing and monitoring of access control, closed-circuit television and intrusion systems. The purchase price for FirstService has been allocated on a preliminary basis and consists of $38 million of net working capital and other assets, $5 million of property, plant and equipment, net, $52 million of intangible assets and $92 million of goodwill. Goodwill associated with the FirstService transaction is not deductible for tax purposes.

        Additionally during 2008, cash paid for acquisitions included in continuing operations, primarily within ADT Worldwide and Safety Products, totaled $38 million. During 2007, cash paid for

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Acquisitions (Continued)

acquisitions included in continuing operations, primarily within ADT Worldwide, Safety Products and Flow Control, totaled $31 million. Cash paid for acquisitions by businesses included in continuing operations during 2006 was $5 million.

        These acquisitions were funded utilizing cash from operations. The results of operations of the acquired companies have been included in Tyco's consolidated results from the respective acquisition dates. These acquisitions did not have a material effect on the Company's financial position, results of operations or cash flows.

        The aggregate amounts paid for the acquired businesses have been allocated to assets acquired and liabilities assumed based on preliminary estimates of fair value at September 26, 2008. The purchase price allocation remains subject to change based on final valuations of the assets acquired and liabilities assumed. The Company does not expect the finalization of these matters to have a material effect on these allocations. The following represents preliminary purchase price allocations for the acquired businesses ($ in million):

Net working capital and other assets	$21
Property, plant and equipment, net	7
Goodwill	140
Intangible assets, net	170

Purchase price	$338

Payments relating to the reacquisition of unfavorable franchise rights and legal settlement	64

Aggregate amount paid	$402

Acquisition Liabilities

        At September 26, 2008 and September 28, 2007, acquisition liabilities were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	2008	2007
Accrued and other current liabilities	$3	$4
Other liabilities	9	10

	$12	$14

        Acquisition liabilities relate to facility exit costs, employee severance and benefits, distributor and supplier cancellation fees and other costs. The Company paid $2 million, $5 million and $5 million to fund acquisition liabilities during 2008, 2007 and 2006, respectively.

Holdback Liabilities

        The Company paid cash of approximately $5 million and $2 million during 2007 and 2006, respectively, relating to holdback liabilities related to certain prior period acquisitions. There were no such payments in 2008. Holdback liabilities represent a portion of the purchase price withheld from the seller pending finalization of the acquisition balance sheet and other contingencies.

        At September 26, 2008 and September 28, 2007, holdback liabilities were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	2008	2007
Other liabilities	$18	$16

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Acquisitions (Continued)

ADT Dealer Program

        During 2008, 2007 and 2006, Tyco paid $376 million, $409 million and $373 million of cash, respectively, to acquire approximately 370,000, 415,000 and 401,000 customer contracts for electronic security services through the ADT dealer program.

5.    Other Expense, Net

        Other expense, net was $224 million in 2008 and $255 million in 2007. Other expense, net in 2008 primarily relates to the loss of $258 million on extinguishment of debt related to the consent solicitation and exchange offers and termination of the bridge loan facility offset by income of $6 million recorded in connection with the settlement of its 3.125% convertible senior debentures and related financial instruments. Refer to Notes 13 and 15. The Company also recorded other-than-temporary impairments and realized losses on the sale of investments of $6 million related primarily to investments in corporate debt. Refer to Note 10. Additionally, the Company recorded $40 million of income as a result of an increase in the receivables due from Covidien and Tyco Electronics under the Tax Sharing Agreement upon the adoption of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 48, "Accounting for Uncertain Income Taxes—an interpretation of FASB Statement No. 109." The Company also recorded $6 million of expense for other activity in accordance with the Tax Sharing Agreement during 2008.

        During 2007, other expense, net consisted primarily of a $259 million loss on early extinguishment of debt incurred in connection with debt tender offers undertaken in connection with the Separation, for which no tax benefit is available. This charge consists primarily of premiums paid and the write-off of unamortized debt issuance costs and discounts. The total loss on early extinguishment of debt was $647 million, with $259 million included in continuing operations and $388 million allocated to Covidien and Tyco Electronics and included in discontinued operations.

6.    Income Taxes

        Significant components of income tax provision for 2008, 2007 and 2006 are as follows ($ in millions):

	2008	2007	2006
Current:
United States:
Federal	$139	$100	$62
State	4	36	(17)
Non-U.S.	320	163	339

Current income tax provision	463	299	384
Deferred:
United States:
Federal	96	94	78
State	(5)	3	(8)
Non-U.S.	(219)	(72)	(150)

Deferred income tax provision	(128)	25	(80)

	$335	$324	$304

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Income Taxes (Continued)

        Non-U.S. income (loss) from continuing operations before income taxes was $1,010 million, $(2,587) million and $1,040 million for 2008, 2007 and 2006, respectively.

        The reconciliation between U.S. federal income taxes at the statutory rate and the Company's provision for income taxes on continuing operations for the years ended September 26, 2008, September 28, 2007, and September 29, 2006 is as follows ($ in millions):

	2008	2007	2006
Notional U.S. federal income tax (benefit) expense at the statutory rate	$501	$(769)	$393
Adjustments to reconcile to the income tax provision:
U.S. state income tax provision, net	34	23	35
Non-U.S. net earnings(1)	(240)	(58)	(208)
Nondeductible charges	46	1,176	83
Valuation allowance	(70)	(129)	39
Non-deductible loss on retirement of debt	—	91	(98)
Other	64	(10)	60

Provision for income taxes	$335	$324	$304

(1)
Excludes nondeductible charges and other items which are broken out separately in the table.

        Included in income taxes for 2008 is a benefit from increased profitability in operations in lower tax rate jurisdictions partially offset by enacted tax law changes that negatively impacted non-U.S. deferred tax assets. The valuation allowance benefit includes a tax impact of $70 million associated with business restructurings, which increased the Company's profitability in certain jurisdictions.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Income Taxes (Continued)

        Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset at September 26, 2008 and September 28, 2007 are as follows ($ in millions):

	2008	2007
Deferred tax assets:
Accrued liabilities and reserves	$360	$375
Tax loss and credit carryforwards	1,556	1,418
Postretirement benefits	256	255
Deferred revenue	248	272
Other	389	336

	2,809	2,656
Deferred tax liabilities:
Property, plant and equipment	(538)	(653)
Intangibles assets	(349)	(269)
Other	(148)	(218)

	(1,035)	(1,140)
Net deferred tax asset before valuation allowance	1,774	1,516
Valuation allowance	(745)	(644)

Net deferred tax asset	$1,029	$872

        At September 26, 2008, the Company had $3,822 million of net operating loss carryforwards in certain non-U.S. jurisdictions. Of these, $3,192 million have no expiration, and the remaining $630 million will expire in future years through 2028. In the U.S., there were approximately $1,478 million of federal and $1,669 million of state net operating loss carryforwards at September 26, 2008, which will expire in future years through 2028.

        The valuation allowance for deferred tax assets of $745 million and $644 million at September 26, 2008 and September 28, 2007, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheets. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires that a valuation allowance be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. At September 26, 2008, approximately $110 million of the valuation allowance will ultimately reduce goodwill if the net operating losses are utilized.

        The Company and its subsidiaries' income tax returns periodically are examined by various tax authorities.

        Tyco adopted the recognition, measurement and disclosure provisions of FIN No. 48 on September 29, 2007. As a result of this adoption, Tyco increased its reserve for uncertain tax positions by $55 million and reduced its deferred tax assets by $24 million with a corresponding $79 million cumulative effect of adoption adjustment to shareholders' equity. As of the adoption date, Tyco had unrecognized tax benefits of $370 million, of which $241 million, if recognized would affect the

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Income Taxes (Continued)

effective tax rate. As of September 26, 2008, Tyco had unrecognized tax benefits of $369 million, of which $248 million, if recognized, would affect the effective tax rate. Tyco had accrued interest and penalties related to the unrecognized tax benefits of $49 million as of September 26, 2008. Tyco recognized $9 million of income tax expense for interest and penalties accrued related to unrecognized tax benefits. Tyco recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

        A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Balance as of September 28, 2007	$370
Additions based on tax positions related to the current year	15
Additions based on tax positions related to prior years	20
Reductions based on tax positions related to prior years	(14)
Reduction related to settlements	(19)
Reductions related to lapse of the applicable statute of limitations	(5)
Foreign currency translation adjustments	2

Balance as of September 26, 2008	$369

        Many of Tyco's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
United States	1997–2007
Australia	2004–2007
France	1999–2007
Germany	1998–2007
United Kingdom	2000–2007
Canada	1999–2007

        Based on the current status of its income tax audits, the Company does not anticipate a significant change to its unrecognized tax benefits in the next twelve months.

Tax Sharing Agreement

        In connection with the spin-offs of Covidien and Tyco Electronics from Tyco, Tyco entered into a Tax Sharing Agreement that generally governs Covidien's, Tyco Electronics' and Tyco's respective rights, responsibilities, and obligations after the Separation with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the distribution of all of the shares of Covidien or Tyco Electronics to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Code or certain internal transactions undertaken in anticipation of the spin-offs to qualify for tax-favored treatment under the Code.

        Under the Tax Sharing Agreement, the Company shares responsibility for certain of Tyco's, Covidien's and Tyco Electronics' income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and Tyco Electronics share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Income Taxes (Continued)

authorities to Tyco's, Covidien's and Tyco Electronics' U.S. income tax returns. All costs and expenses associated with the management of these shared tax liabilities are shared equally among the parties. Tyco has recorded a receivable from Covidien and Tyco Electronics of $113 million at September 26, 2008 and $103 million at September 28, 2007 which is included in other assets as our estimate of their portion of the Tax Sharing obligations. Other liabilities include $554 million and $543 million at September 26, 2008 and September 28, 2007, respectively for the fair value of Tyco's obligations under the Tax Sharing Agreement, determined in accordance with FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Tyco assesses the shared tax liabilities and related FIN No. 45 liability at each reporting period. The receivable and liability were initially recognized with an offset to shareholders' equity in 2007. In the first quarter of 2008, in connection with the adoption of FIN No. 48 and the related increase in uncertain tax positions for shared tax liabilities under the Tax Sharing Agreement, Tyco increased its receivable from Covidien and Tyco Electronics under the Tax Sharing Agreement with a corresponding increase to other income, net by $40 million ($0.08 for both basic and diluted earnings per share). In addition, $6 million of expense for other activity was recorded in accordance with the Tax Sharing Agreement during 2008.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Income Taxes (Continued)

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

        Additionally, during 2008 the Company completed proposed amendments to its U.S. federal income tax returns for periods subsequent to 2002, which primarily reflect the roll forward through 2006 of the amendments for the periods 1997 to 2002. Such adjustments did not have a material impact on the Company's financial condition, results of operations or cash flows. While the final adjustments cannot be determined until the income tax return amendment process and the IRS review is completed, the Company believes that any resulting adjustments will not have a material impact on its financial condition, results of operations or cash flows.

        During the third quarter of 2007, the IRS concluded its field examination of certain of Tyco's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agents' Reports ("RARs") which reflect the IRS' determination of proposed tax adjustments for the periods under audit. The RARs propose tax audit adjustments to certain of the Company's previously filed tax return positions. The Company agreed with the IRS on adjustments totaling $498 million, with an estimated cash impact to the Company of $458 million, and during the third quarter of 2007, the Company paid $458 million, of which $163 million related to the Company's discontinued operations. The Company appealed other proposed tax audit adjustments totaling approximately $1 billion relating to Tyco, Covidien and Tyco Electronics, and, as Audit Managing Party as specified in the Tax Sharing Agreement, the Company intends to vigorously defend its prior filed tax return positions.

        During the second quarter of 2008, the IRS issued additional RARs asserting a withholding tax liability of approximately $106 million associated with the prior proposed tax adjustments related to Tyco, Covidien and Tyco Electronics for the 1997 to 2000 period. The withholding tax amount asserted against Tyco is immaterial. During the first quarter of fiscal 2009, the Company reached an agreement with the IRS appeals team to work towards timely resolution of all unagreed issues related to this time period. The Company, as Audit Managing Party as specified in the Tax Sharing Agreement, intends to vigorously defend its prior filed tax return positions and determined that no adjustment is required to the Company's guarantees and indemnifications liability recorded in conjunction with the Tax Sharing Agreement as discussed in Note 14. Additionally, the IRS is auditing the prior tax returns of the Company, which include legal entities of Tyco, Covidien and Tyco Electronics for the 2001 to 2004 period. The IRS has not issued any RARs for this period.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Income Taxes (Continued)

        The IRS proposed civil fraud penalties against a prior subsidiary that was distributed to Tyco Electronics arising from alleged actions of former executives in connection with intercompany transfers of stock of Simplex Technologies in 1998 and 1999. Based on statutory guidelines, we estimate the proposed penalties could range between $30 million and $50 million. The Company, as Audit Managing Party as specified in the Tax Sharing Agreement, intends to vigorously oppose the assertion of any such penalties against Tyco Electronics, in part, because beginning in 2003 the Company discovered, investigated and reported the conduct at issue to the IRS and fully cooperated in the criminal prosecution of the Company's former Chief Tax Officer on a charge of willful filing of a false tax return. This is a pre-Separation shared tax matter under the Tax Sharing Agreement.

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

7.    Cumulative Effect of Accounting Change

        During 2006, the Company adopted FIN No. 47, "Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143." FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 requires that conditional asset retirement obligations, along with the associated capitalized asset retirement costs, be initially reported at their fair values. Upon adoption, the Company recognized a liability of $32 million for asset retirement obligations and an increase of $10 million in the carrying amount of the related assets, of which $19 million and $5 million are reflected in liabilities and assets of discontinued operations, respectively. The initial recognition resulted in a cumulative effect of accounting change of $14 million after-tax loss

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Cumulative Effect of Accounting Change (Continued)

($22 million pre-tax), reflecting the accumulated depreciation and accretion that would have been recognized in prior periods had the provisions of FIN No. 47 been in effect at the time.

8.    Earnings Per Share

        As discussed in Note 1 in 2007, the Company effected a reverse stock split of Tyco's common shares, at a split ratio of one for four. Share and per share data for the 2006 period presented has been adjusted to reflect the reverse stock split.

        The reconciliations between basic and diluted earnings per share for 2008, 2007 and 2006 are as follows ($ in millions, except per share data):

	2008			2007			2006
	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Income (loss) from continuing operations	$1,095	484	$2.26	$(2,524)	495	$(5.10)	$817	503	$1.63
Share options, restricted share awards and deferred stock units	—	3		—	—		—	4
Exchange of convertible debt	1	1		—	—		12	14

Diluted earnings per share:
Income (loss) from continuing operations, giving effect to dilutive adjustments	$1,096	488	$2.25	$(2,524)	495	$(5.10)	$829	521	$1.59

        The computation of diluted earnings per share for 2008 excludes the effect of the potential exercise of options to purchase approximately 19 million shares and excludes restricted share awards and deferred stock units of approximately 4 million shares because the effect would be anti-dilutive.

        The computation of diluted earnings per share for 2007 and 2006 excludes the effect of the potential exercise of options to purchase approximately 29 million and 21 million shares, respectively, and excludes restricted share awards and deferred stock units of approximately 5 million and 2 million, respectively, because the effect would be anti-dilutive. Additionally, the computation of diluted earnings per common share for 2007 excludes the impact of convertible debt of approximately 6 million shares because the effect would be anti-dilutive.

9.    Sale of Accounts Receivable

        Certain of Tyco's international businesses utilize the sale of accounts receivable as short-term financing mechanisms. The aggregate amount outstanding under the Company's remaining international accounts receivable programs was $65 million, $76 million and $75 million at September 26, 2008, September 28, 2007 and September 29, 2006, respectively.

10.    Investments

        At September 26, 2008 and September 28, 2007, the Company had available-for-sale investments with a fair value of $303 million and $352 million, and a cost basis of $317 million and $352 million, respectively.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Investments (Continued)

        The cost and fair market value of the Company's investments by type of security and classification in the Company's Consolidated Balance Sheets are as follows (in millions):

As of September 26, 2008:

						Balance Sheet Classification
Type of Security	Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Other-Than- Temporary Impairment	Fair Value	Prepaids and Other Current Assets	Other Assets
Corporate debt securities	$166	$—	$(11)	$(5)	$150	$41	$109
U.S. Government debt securities	142	2	—	—	144	26	118
Other debt securities	9	—	—	—	9	—	9

	$317	$2	$(11)	$(5)	$303	$67	$236

As of September 28, 2007:

						Balance Sheet Classification
Type of Security	Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Temporary Impairment	Fair Value	Prepaids and Other Current Assets	Other Assets
Corporate debt securities	$147	$—	$(1)	$—	$146	$31	$115
U.S. Government debt securities	200	1	—	—	201	87	114
Other debt securities	5	—	—	—	5	—	5

	$352	$1	$(1)	$—	$352	$118	$234

        Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values are as follows (in millions):

As of September 26, 2008:

Type of Security	Fair Value	Less Than 12 Months Unrealized Losses	Fair Value	12 Months or Greater Unrealized Losses	Total Fair Value	Total Unrealized Losses
Corporate debt securities	$63	$(4)	$62	$(7)	$125	$(11)

As of September 28, 2007:

Type of Security	Fair Value	Less Than 12 Months Unrealized Losses	Fair Value	12 Months or Greater Unrealized Losses	Total Fair Value	Total Unrealized Losses
Corporate debt securities	$21	$—	$96	$(1)	$117	$(1)

        The Company believes the unrealized losses to be temporary in nature because the Company has the intent and ability to hold these investments until maturity. The Company concluded the unrealized losses were temporary because (i) the Company believes the market value is partially due to the global market and current economic conditions which are at unprecedented levels, (ii) the securities continue

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Investments (Continued)

to be of high credit quality and interest has been paid when due and (iii) the Company has the intent and ability to hold such investments until a recovery in the market value occurs or the securities mature. The Company does not believe any unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of September 26, 2008. If in the future the Company determines that any decline in value of the securities is other-than-temporary, the Company would have to recognize the loss in its Consolidated Statements of Operations. Unrealized gains and losses are recorded in accumulated other comprehensive income in the Company's Consolidated Balance Sheets.

        The Company recorded an other-than-temporary impairment of $5 million for the year ended September 26, 2008. The other-than-temporary impairment related to investments in corporate debt of Lehman Brothers Holding, Inc ("Lehman"), which filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York on September 15, 2008. Other than the Lehman impairment, the Company did not record any additional other-than-temporary impairment in the years ended September 28, 2007 and September 29, 2006.

        The maturities of the Company's investments in debt securities as of September 26, 2008 are as follows (in millions):

	Cost Basis	Fair Value
Due in one year or less	$67	$67
Due after one year through five years	249	235
Due after five years through ten years	1	1

11.    Goodwill and Intangible Assets

        Annually, and more frequently if triggering events occur, the Company tests goodwill for impairment by comparing the fair value of each reporting unit with its carrying amount. Fair value for the goodwill impairment test is determined utilizing a discounted cash flow analysis based on the Company's future budgets discounted using the Company's weighted average cost of capital and market indicators of terminal year cash flows. Other valuation methods are used to corroborate the discounted cash flow method. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered potentially impaired. During the annual goodwill impairment testing for the fiscal year ended September 26, 2008, the carrying amount of goodwill in the Latin America Fire Protection business, part of the Fire Protection Services segment, exceeded the implied fair value of goodwill. As a result, the Company recognized a goodwill impairment of $9 million in the fourth quarter of 2008. Furthermore, the Company believes that its goodwill balance at September 26, 2008 is recoverable.

        In connection with the Separation, during the third quarter of 2007 Tyco reorganized into a new management and segment reporting structure. As part of these organizational changes, the Company assessed new reporting units and conducted valuations to determine the assignment of goodwill to the new reporting units based on their estimated relative fair values. Following the relative fair value goodwill allocation, the Company then tested goodwill for impairment by comparing the fair value of each reporting unit with its carrying value amount. If the carrying amount of a reporting unit exceeded its fair value, goodwill was considered potentially impaired. Where goodwill was potentially impaired, the Company compared the implied fair value of the reporting unit goodwill to the carrying amount of that goodwill. The carrying amount of goodwill exceeded the implied fair value of goodwill in the

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Goodwill and Intangible Assets (Continued)

Australia and New Zealand Security Services business, part of the ADT Worldwide segment. As a result, the Company recognized a goodwill impairment of $46 million in the third quarter of 2007.

        In determining fair value, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and marketplace data. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment. However, fair value determinations require considerable judgment and are sensitive to changes in the factors described above. In light of current economic conditions, additional impairments to one or more of our reporting units could occur in future periods whether or not connected to the annual impairment analysis. The Company has certain reporting units which have limited excess of fair value over carrying value. The goodwill balance for reporting units with less than a ten percent excess of fair value over carrying value in the aggregate was approximately $2.4 billion at September 26, 2008. See Note 1.

        There were no goodwill impairments related to continuing operations during 2006.

        The changes in the carrying amount of goodwill for 2008 and 2007 are as follows ($ in millions):

Total
Balance at September 29, 2006	$11,194
Purchase accounting adjustments	6
Acquisitions	16
Divestitures(1)	(89)
Impairments	(46)
Currency translation	418

Balance at September 28, 2007	11,499
Purchase accounting adjustments	(24)
Acquisitions	140
Divestitures	(19)
Impairments	(9)
Currency translation	(89)

Balance at September 26, 2008	$11,498

(1)
Includes $69 million of goodwill for businesses that have met the held for sale criteria which are included in assets held for sale on the consolidated balance sheets. Therefore, the amount has been presented as a reduction to goodwill in the rollforward above. In the third quarter of 2008 the Company approved a plan to sell a business in the Safety Products segment. See Note 2. The goodwill related to this Safety Products business has been presented as a reduction to goodwill in the period that goodwill was reallocated in connection with the Separation in the third quarter of 2007.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Goodwill and Intangible Assets (Continued)

        The changes in the carrying amount of goodwill from September 28, 2007 to September 26, 2008 was as follows ($ in millions):

	ADT Worldwide	Fire Protection Services	Flow Control	Safety Products	Electrical and Metal Products	Total
Balance, as reallocated on September 28, 2007	$5,025	$1,495	$1,975	$1,950	$1,054	$11,499
Purchase accounting adjustments	1	—	—	(22)	(3)	(24)
Acquisitions	115	—	11	14	—	140
Divestitures	—	(17)	—	(2)	—	(19)
Impairment	—	(9)	—	—	—	(9)
Currency translation	(60)	(2)	7	(7)	(27)	(89)

Balance at September 26, 2008	$5,081	$1,467	$1,993	$1,933	$1,024	$11,498

        Intangible assets, net were $2,655 million and $2,653 million at September 26, 2008 and September 28, 2007, respectively. The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets at September 26, 2008 and September 28, 2007 ($ in millions):

	September 26, 2008			September 28, 2007
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Contracts and related customer relationships	$6,136	$3,958	14 years	$5,808	$3,565	14 years
Intellectual property	499	371	17 years	486	321	16 years
Other	17	12	15 years	20	14	11 years

Total	$6,652	$4,341	15 years	$6,314	$3,900	14 years

Non-Amortizable:
Intellectual property	$234			$234
Other	110			5

Total	$344			$239

        Intangible asset amortization expense for 2008, 2007 and 2006 was $528 million, $513 million and $517 million, respectively. The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be approximately $500 million for 2009, $350 million for 2010, $300 million for 2011, $250 million for 2012 and $200 million for 2013.

        Indefinite lived intangible assets consisting primarily of trade names are tested for impairment using the relief from royalty method. The Company believes that its intangible assets balance at September 26, 2008 is recoverable. However, fair value determinations require considerable judgment and are sensitive to change. In light of current economic conditions, impairments to intangible assets could occur in future periods.

        See Note 1 for discussion regarding changes in the estimated lives of dealer intangibles.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Related Party Transactions

        The Company has amounts due related to loans and advances issued to employees in prior years under the Company's Key Employee Loan Program, relocation programs and other advances made to executives. Loans were provided to employees under the Company's Key Employee Loan Program, which is now discontinued, except for outstanding loans for the payment of taxes upon the vesting of shares granted under our Restricted Share Ownership Plans. No loans are outstanding to any of our current executives. The loans are not collateralized and bear interest, payable annually, at a rate based on the six-month LIBOR, calculated annually as the average of the rates in effect on the first day of each of the preceding 12 months. Loans are generally repayable in ten years; however, earlier payments are required under certain circumstances, such as when an employee is terminated. In addition, the Company made mortgage loans to certain employees under employee relocation programs. These loans are generally payable in 15 years and are collateralized by the underlying property. During 2008 and 2007, the maximum amount outstanding under these programs was $24 million and $52 million, respectively. Loans receivable under these programs, as well as other unsecured advances outstanding, were $24 million at both September 26, 2008 and September 28, 2007. The total outstanding loans receivable includes loans to L. Dennis Kozlowski, the Company's former Chairman and Chief Executive Officer (until June 2002). The amount outstanding under these loans, plus accrued interest, was $27 million and $26 million at September 26, 2008 and September 28, 2007, respectively, and the rate of interest charged on such loans was 3.0% and 5.4% for 2008 and 2007, respectively. Interest income on these interest bearing loans totaled $1 million, $1 million and $2 million in 2008, 2007 and 2006, respectively. Certain of the above loans totaling $4 million both at September 26, 2008 and September 28, 2007, are non-interest bearing.

        During the fourth quarter of 2002, the Board of Directors and new senior management adopted a policy under which no new loans are allowed to be granted to any officers of the Company and existing loans are not allowed to be extended or modified.

        During 2008, the Company engaged in commercial transactions in the normal course of business with companies where the Company's Directors were employed and served as officers. Purchases from these companies during 2008 aggregated less than 1 percent of consolidated net revenue.

        During 2007, the Company engaged in commercial transactions in the normal course of business with companies where the Company's Directors were employed and served as officers, including VF Corporation and Rohm and Haas Company. Mackey J. McDonald, a Director who retired effective March 7, 2007, was an executive officer of VF Corporation during 2007. Rajiv L. Gupta, a Director, was an executive officer of Rohm and Haas Company during 2007. Purchases from these companies during 2007 aggregated less than 1 percent of consolidated net revenue.

        During 2006, the Company engaged in commercial transactions in the normal course of business with companies where the Company's Directors were employed and served as officers, including Marsh & McLennan Companies, Inc., VF Corporation and Rohm and Haas Company. Sandra S. Wijnberg, a Director, was an executive officer of Marsh & McLennan Companies, Inc. prior to her resignation from that company on March 31, 2006. Mackey J. McDonald, a Director during such period, was an executive officer of VF Corporation during 2006. Rajiv L. Gupta, a Director, was an executive officer of Rohm and Haas Company during 2006. Purchases from the Marsh & McLennan Companies, Inc. during 2006 were approximately $16 million. Purchases from other companies noted above during 2006 aggregated less than 1 percent of consolidated net revenue.

        In 2001, Tyco authorized compensation arrangements to L. Dennis Kozlowski and Mark H. Swartz, the Company's Chief Financial Officer and Director until August 2002. In connection with such

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Related Party Transactions (Continued)

arrangements, Tyco purchased executive split dollar life insurance policies for Messrs. Kozlowski and Swartz and entered into a shared ownership agreement with each of them whereby the Company agreed to pay premiums for these insurance policies for an 11-year period beginning in 2001. In 2001, amended policies were executed providing for additional Company-paid premiums. The Company is a co-beneficiary of the policies, less amounts owed to Messrs. Kozlowski and Swartz. Messrs. Kozlowski and Swartz are the beneficiaries of the cash surrender values of the policies plus the amount of any unpaid premiums. The Company's obligations under these arrangements were entered into in recognition of services rendered by these officers and were not contingent upon continuing employment. At that time, the Company deposited $31 million into a rabbi trust to fund premiums on the policies. In the event the investment options within the policies do not earn specified interest amounts, Tyco had guaranteed a supplemental premium payment amount to ensure a 10% annual return on the cash surrender value, and any unpaid premiums. This liability was accreted by a charge to earnings throughout the period of the arrangements to make the specified supplemental premium payments, if any. In conjunction with Mr. Swartz's termination of employment, a lump sum payment of $25 million, which represented the present value of the annual premium amounts at his termination date for the remainder of the contractual period, was made to Mr. Swartz and in return Mr. Swartz waived Tyco's obligation to continue making premium payments. Tyco discontinued making premium payments for Mr. Kozlowski's insurance policy as of October 1, 2002. The Company filed affirmative actions against Mr. Kozlowski, seeking disgorgement of all benefits under this executive life insurance policy. Pending resolution of such action against Mr. Kozlowski, premium obligations since October 2002 have been drawn down from the cash surrender value of such policy to avoid termination of such policy's death benefit. On September 27, 2006, the Company and Mr. Kozlowski entered into a general release agreement that terminated Mr. Kozlowski's shared ownership agreement of the split dollar life insurance policy and the rabbi trust. As such, the Company has no continuing obligation to make any payment or contributions with respect to the split dollar insurance policy or the rabbi trust. The Company recorded a credit of $72 million related to this liability in 2006 within selling, general and administrative expenses on the Consolidated Statements of Operations. The Consolidated Financial Statements include charges of $7 million related to Mr. Kozlowski's life insurance policy in 2006. The $25 million that remained in the rabbi trust as of September 29, 2006 was received by Tyco during the first quarter of 2007.

        The Company filed civil complaints against Messrs. Kozlowski and Swartz for breach of fiduciary duty and other wrongful conduct relating to alleged abuses of our Key Employee Loan Program and relocation program, unauthorized bonuses, unauthorized payments, self-dealing transactions and other improper conduct.

        In June 2002, the Company filed a civil complaint against Frank E. Walsh, Jr., a former director, for breach of fiduciary duty, inducing breaches of fiduciary duty and related wrongful conduct involving a $20 million payment by Tyco, $10 million of which was paid to Mr. Walsh with the balance paid to a charity of which Mr. Walsh is trustee. The payment was purportedly made for Mr. Walsh's assistance in arranging our acquisition of The CIT Group, Inc. On December 17, 2002, Mr. Walsh pleaded guilty to a felony violation of New York law in the Supreme Court of the State of New York, (New York County) and settled a civil action for violation of federal securities laws brought by the SEC in United States District Court for the Southern District of New York. Both the felony charge and the civil action were brought against Mr. Walsh based on such payment. The felony charge accused Mr. Walsh of intentionally concealing information concerning the payment from Tyco's directors and shareholders while engaged in the sale of Tyco securities in the State of New York. The SEC action alleged that

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Related Party Transactions (Continued)

Mr. Walsh knew that the registration statement covering the sale of Tyco securities as part of the CIT Group acquisition contained a material misrepresentation concerning fees payable in connection with the acquisition. Pursuant to the plea and settlement, Mr. Walsh paid $20 million in restitution to Tyco on December 17, 2002. Our claims against Mr. Walsh are still pending.

13.    Debt

        Debt at September 26, 2008 and September 28, 2007 is as follows ($ in millions):

	2008	2007
Commercial paper	$116	$—
364-day senior bridge loan facility due 2008(2)	—	367
6.125% public notes due 2008(1)	300	300
6.125% public notes due 2009(1)	215	215
6.75% public notes due 2011	516	516
6.375% public notes due 2011	849	849
Revolving senior credit facility due 2011	—	—
Revolving senior credit facility due 2012	286	308
6.0% notes due 2013	655	654
7.0% public notes due 2019	435	—
6.875% public notes due 2021	717	—
3.125% convertible senior debentures due 2023	—	21
7.0% public notes due 2028	16	437
6.875% public notes due 2029	23	723
Other(1)(2)	136	72

Total debt	4,264	4,462
Less current portion	555	380

Long-term debt	$3,709	$4,082

(1)
These instruments, plus $40 million of the amount shown as other, comprise the current portion of long-term debt as of September 26, 2008.

(2)
These instruments, plus $13 million of the amount shown as other, comprise the current portion of long-term debt as of September 28, 2007.

        At September 26, 2008 the Company classified $116 million of short-term borrowings as long-term. Settlement of this debt is not expected to require the use of working capital in the next year, as the Company has both the intent and the ability to refinance this debt on a long-term basis.

Debt Tenders

        In connection with the settlement of litigation arising from the Separation related to the Company's public debt, on June 3, 2008 the Company, along with its finance subsidiary Tyco International Finance S.A. ("TIFSA"), a wholly-owned subsidiary of the Company and successor company to Tyco International Group S.A. ("TIGSA"), a wholly-owned subsidiary of the Company organized under the laws of Luxembourg, consummated consent solicitations and exchange offers related to certain series of debt issued under the 1998 and 2003 indentures. In connection with the exchange offers, Tyco issued $422 million principal amount of 7.0% notes due 2019 in exchange for an equal principal amount of 7.0% notes due 2028 and $707 million principal amount of 6.875% notes due 2021 in exchange for an equal principal amount of 6.875% notes due 2029. In connection with the consent solicitations, holders of the Company's 6.0% notes due 2013, 6.125% notes due 2008, 6.125% notes due 2009, 6.75% notes due 2011, 6.375% notes due 2011, 7.0% notes due 2028 and 6.875% notes due 2029 collectively received consent payments totaling $250 million.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Debt (Continued)

        The terms of the consent and exchange offers were evaluated as a debt modification in accordance with EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," and it was determined that the 7.0% notes due 2028 and the 6.875% notes due 2029 were extinguished because the cash flows of the new bonds as compared to the original bonds were substantially modified. As a result, the new bonds and the 7.0% notes due 2028 and the 6.875% notes due 2029 that were not tendered for exchange were recorded at their fair value upon completion of the exchange offers. In determining fair value, the Company measured the bonds as if they were an initial issuance to the public. This was done by obtaining effective yield data derived from comparable pricing received from the issuance of bonds with similar ratings and covenants by large public companies.

        In connection with the consent solicitations and exchange offers, the Company recorded a $222 million charge to other expense, net as a loss on extinguishment of debt. This charge is comprised of the consent payments related to the extinguished bonds (notes due 2028 and 2029), premium on the exchanged bonds which represents the difference between the fair value and the book value of the extinguished bonds, and the write-off of the original unamortized debt issuance costs, as well as fees paid to third parties associated with the bonds that were not deemed extinguished. The remaining portion of the consent payment and issuance costs will be amortized over the remaining life of the bonds.

        In May 2008, TIFSA commenced issuing commercial paper to U.S. institutional accredited investors and qualified institutional buyers. Borrowings under the commercial paper program are available for general corporate purposes. As of September 26, 2008, TIFSA had $116 million of commercial paper outstanding, which bore interest at an average rate of 2.95%.

        During the year ended September 28, 2007, the Company recorded a $259 million charge to other expense, net for the loss on early extinguishment of debt related to the debt tender offers in connection with the Separation.

Bank and Revolving Credit Facilities

        On June 24, 2008, Tyco and TIFSA entered into a $500 million senior unsecured revolving credit agreement with Citibank, N.A., as administrative agent for the lenders party thereto. This credit agreement has a three-year term. Borrowings under this agreement have a variable interest rate based on LIBOR or an alternate base rate. The margin over LIBOR can vary based on changes in the Company's credit rating and facility utilization. Together with the existing $1.25 billion five-year senior revolving credit agreement, dated as of April 25, 2007, the Company's total commitments under these facilities increased to $1.75 billion. These revolving credit facilities will be used for working capital, capital expenditures and other corporate purposes. As of September 26, 2008, there was $286 million drawn under these unsecured revolving credit facilities.

        On September 15, 2008, Lehman Brothers Holdings Inc. ("Lehman") filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. Lehman is one of the lenders in the Company's $1.25 billion revolving credit facility with a commitment of $60 million. The Company's $500 million credit facility did not have a commitment from Lehman.

        On September 25, 2008, the Company issued a borrowing request for $300 million under our $1.25 billion credit facility in accordance with the terms of the agreement. The Lehman portion of the

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Debt (Continued)

commitment was not funded, resulting in a total funding of $286 million, which represented the total amount outstanding under our revolving credit facilities as of September 26, 2008.

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

Convertible Debentures

        As of September 28, 2007, TIFSA had $21 million outstanding of its 3.125% convertible senior debentures due 2023 with a 2015 put option ("the 3.125% convertible senior debentures"). On August 25, 2008 the Company delivered to holders a notice of redemption of its $19 million remaining principal amount of the 3.125% convertible senior debentures. These debentures were originally convertible into Tyco shares. As a result of the Separation transactions undertaken by the Company in 2007, these debentures became convertible into common shares of Tyco International Ltd., Covidien Ltd. and Tyco Electronics Ltd. The 3.125% convertible debentures were converted into 11.496 common shares of each of the three separate companies, per $1,000 principal amount. During the fourth quarter of fiscal year 2008, the Company issued 217,589 shares of Tyco common stock and obtained shares of Covidien Ltd. and Tyco Electronics in connection with the redemption of the 3.125% convertible senior debentures. Additionally in the fourth quarter, the Company recorded a gain of $6 million upon exercise of the conversion option by holders. See Note 15. The last redemption date was September 25, 2008. Any notes outstanding after that date were redeemed with available cash. As of September 26, 2008, no amounts remain outstanding under the 3.125% convertible senior debentures.

Other Debt Information

        The fair value of debt was approximately $4.0 billion (book value of $4.3 billion) and $4.5 billion (book value of $4.5 billion) at September 26, 2008 and September 28, 2007, respectively, based on discounted cash flow analyses using current market interest rates.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Debt (Continued)

        The aggregate amounts of principal debt, including capital leases, maturing during the next five years and thereafter are as follows (in millions): $671 in 2009, $22 in 2010, $539 in 2011, $1,139 in 2012, $7 in 2013 and $1,874 thereafter.

        Included in the amount of debt maturing in 2009 is $116 million of commercial paper borrowings that the Company classified as long-term at September 26, 2008. This debt matures in 2009, but has been classified as long-term on the Consolidated Balance Sheet as settlement of this debt is not expected to require the use of working capital in the next year and as the Company has both the intent and the ability to refinance this debt on a long-term basis.

        The weighted-average interest rate on total debt was 6.2% and 6.3% at September 26, 2008 and September 28, 2007, respectively, excluding the impact of interest rate swaps. The weighted-average interest rate on short-term debt was 6.1% and 5.5% at September 26, 2008 and September 28, 2007, respectively. The impact of the Company's interest rate swap agreements on reported interest expense was not material for 2008 and 2007, and a net increase of $10 million for 2006. Of this amount, $6 million of the increase was allocated and included in discontinued operations.

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

        There are certain guarantees or indemnifications extended among Tyco, Covidien and Tyco Electronics in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. See Note 6 for further discussion of the Tax Sharing Agreement. At the time of the Separation, Tyco recorded a liability necessary to recognize the fair value of such guarantees and indemnifications in accordance with Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." In the absence of observable transactions for identical or similar guarantees, the Company determined the fair value of these guarantees and indemnifications utilizing expected present value measurement techniques. Significant assumptions utilized to determine fair value included determining a range of potential outcomes, assigning a probability weighting to each potential outcome and estimating the anticipated timing of resolution. The probability weighted outcomes were discounted using the Company's incremental borrowing rate. The liability necessary to reflect the fair value of the guarantees and indemnifications under the Tax Sharing Agreement is $554 million and $543 million, which is included in other liabilities on our Consolidated Balance Sheet at September 26, 2008 and September 28, 2007, respectively. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. See Note 16 for further discussion of the Tax Sharing Agreement.

        In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien and Tyco Electronics operating entities. In connection with the Separation, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien or Tyco Electronics. To the extent these guarantees were not assigned prior to

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Guarantees (Continued)

the Separation date, Tyco assumed primary liability on any remaining support. The estimated fair values of those obligations are $7 million, which are included in other liabilities on our Consolidated Balance Sheets, and were recorded in accordance with FIN No. 45 with an offset to shareholders' equity on the Separation date.

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

        The Company records estimated product warranty costs at the time of sale. For further information on estimated product warranty, see Note 1.

        Following is a roll forward of the Company's warranty accrual for 2008 ($ in millions):

Balance at September 28, 2007	$162
Warranties issued during the year	26
Changes in estimates	(7)
Settlements	(78)
Currency translation	2

Balance at September 26, 2008	$105

        In 2001, a division of Safety Products initiated a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain O-ring seal sprinkler heads which were originally manufactured by Central Sprinkler prior to Tyco's acquisition. Under this program, the sprinkler heads are being replaced free of charge to property owners. In the third quarter of 2006, the Company completed a comprehensive review of reported claims, recent claim rates and cost trends and further assessed the future of the program. The Company determined that an additional liability was necessary in order to satisfy the Company's obligation under the VRP. As a result, the Company recorded a $100 million charge which was reflected in cost of sales. On May 1, 2007, the Consumer Products Safety Commission and the Company announced an August 31, 2007 deadline for filing claims to participate in the VRP. The Company will fulfill all valid claims for replacement of qualifying sprinklers received up to August 31, 2007. During the fourth quarter of 2007, the Company further assessed the expected cost to complete the program in light of the most current claims data and determined that an additional accrual of $10 million was necessary to satisfy the estimated remaining obligation. The ultimate cost to complete the program will be impacted by a number of factors such as changes in material and labor costs, and

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Guarantees (Continued)

the actual number of sprinkler heads replaced. Actual results could differ from this estimate. Settlements during 2008 include cash expenditures of $49 million related to the VRP.

15.    Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, investments and accounts payable approximated book value at September 26, 2008 and September 28, 2007. See Note 10 and Note 13 for the fair value of investments and estimates of debt, respectively.

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

        As part of managing the exposure to changes in market interest rates, the Company has historically entered into various interest rate swap transactions with financial institutions acting as principal counterparties. To ensure both appropriate use as a hedge and hedge accounting treatment, all derivatives entered into were designated according to a hedge objective against fluctuations in interest rates on specifically underwritten debt issuances. The Company's primary hedge objectives include the conversion of fixed-rate liabilities to variable rates. The derivative financial instruments associated with these objectives are designated and accounted for as fair value hedges.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Financial Instruments (Continued)

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

        In addition, the Company historically utilized interest rate and foreign currency swap agreements ("cross currency swaps") to manage its exposure to interest rate risk and foreign currency exposure on loans denominated in foreign currency. During the first quarter of 2007, the Company terminated these agreements. The settlement of the swaps terminated during the first quarter of 2007 along with $17 million of swaps in a net gain position that were terminated in the fourth quarter of 2006 resulted in a net cash inflow of $63 million in the first quarter of 2007. In connection with the debt tender offer, $9 million of unamortized loss on interest rate swaps was accelerated and recorded as a loss on retirement of debt and included in other expense, net. See Note 13. At September 26, 2008 and September 28, 2007, there were no cross-currency or interest rate swaps outstanding. Prior to termination, the mark-to-market effects on the interest rate and foreign currency swaps were recorded in interest expense and selling, general and administrative expenses, respectively, and directly offset the corresponding changes in the fair value of the hedged items to the extent the hedges were effective. The ineffective portion of the hedge was not material.

Foreign Currency Exposures

        Tyco uses various options, swaps, and forwards not designated as hedging instruments, to manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions denominated in certain foreign currencies. For derivatives not designated as hedging instruments, the Company records changes in fair value in selling, general and administrative expenses in the income statement in the period of change. The fair value of these instruments totaled $25 million and $95 million at September 26, 2008 and September 28, 2007, respectively.

        In December 2006, due to required changes to the legal entity structure to facilitate the Separation, the Company determined that it would no longer consider certain intercompany foreign currency transactions to be long-term investments. As a result, the related foreign currency transaction gains and losses on such investments were recorded in the income statement subsequent to this determination rather than in the currency translation component of shareholders' equity. Forward contracts that were previously designated as hedges of these net investments, continued to be used to manage this exposure but were no longer designated as net investment hedges. The remaining forward

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Financial Instruments (Continued)

and option contracts were marked to market with changes in the derivatives' fair value recognized in the income statement for the period ended September 28, 2007.

        Previously, the Company hedged its net investment in certain foreign operations. Changes in the fair value of forward contracts qualifying as net investment hedges were reported in the cumulative translation adjustment component of accumulated other comprehensive income to the extent the hedges are effective. The cumulative translation adjustment component of other comprehensive income included a net loss of $299 million and $91 million during 2007 and 2006, respectively, for hedges of the foreign currency exposure of the Company's net investment in certain foreign operations. In connection with the Separation and the debt tender, the Company de-designated its 6.125% Euro denominated public notes due 2007 on March 29, 2007, its 5.5% Euro denominated public notes due 2008 and its 6.5% British Pound denominated public notes due 2031 on May 21, 2007, that had previously been considered as hedges of net investments in certain foreign operations. At September 26, 2008 and September 28, 2007, the Company did not hedge its net investments in foreign operations, we had no net investment hedges and all of its outstanding borrowings were denominated in U.S. dollars.

        During 2008, the Company designated certain intercompany loans as permanent in nature, in the amount of $2.1 billion as of September 26, 2008. As a result, the Company recorded $141 million of cumulative translation adjustment through accumulated other comprehensive income as of September 26, 2008 related to these loans.

Convertible Debentures

        Given the requirement to convert the Company's 3.125% convertible senior debentures into shares of Tyco, Covidien and Tyco Electronics, the Company had previously recognized an asset for the fair value of the Covidien and Tyco Electronics shares and a liability for the related conversion option. During the fourth quarter of fiscal year 2008, the Company issued 217,589 shares of Tyco common stock and obtained shares of Covidien and Tyco Electronics in connection with the redemption of the Company's 3.125% convertible senior debentures. The Company recorded income of $6 million to other expense, net related to the settlement of the previously recognized asset and liability. See Note 13. At September 26, 2008, no amounts remained outstanding under the 3.125% convertible senior debentures.

16.    Commitments and Contingencies

        The Company has facility, vehicle and equipment leases that expire at various dates through the year 2027. Rental expense under these leases was $415 million, $406 million and $386 million for 2008, 2007 and 2006, respectively. The Company also has facility and equipment commitments under capital leases.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    Commitments and Contingencies (Continued)

        Following is a schedule of minimum lease payments for non-cancelable leases as of September 26, 2008 ($ in millions):

	Operating Leases	Capital Leases
2009	$248	$29
2010	201	28
2011	166	29
2012	108	9
2013	61	11
Thereafter	140	60

	$924	166

Less: amount representing interest		47

Total minimum lease payments		$119

        The Company also has purchase obligations related to commitments to purchase certain goods and services. At September 26, 2008, such obligations were as follows: $53 million in 2009 and $3 million in 2010 and $0 million thereafter.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

        In connection with the Separation, the Company entered into a liability sharing agreement regarding certain legal actions that were pending against Tyco prior to the Separation. Under the Separation and Distribution Agreement, the Company, Covidien and Tyco Electronics are jointly and severally liable for the full amount of any judgments resulting from the actions subject to the agreement, which generally relate to legacy claims (including ERISA, FCPA and securities claims). The Separation and Distribution Agreement also provides that we will be responsible for 27%, Covidien 42% and Tyco Electronics 31% of payments to resolve these matters, with costs and expenses associated with the management of these contingencies being shared equally among the parties. In addition, under the agreement, the Company will manage and control all the legal matters related to assumed contingent liabilities as described in the Separation and Distribution Agreement, including the defense or settlement thereof, subject to certain limitations.

        Tyco has assumed 27%, Covidien has assumed 42% and Tyco Electronics has assumed 31% of certain Tyco pre-Separation contingent and other corporate liabilities, which include securities class action litigation, ERISA class action litigation, certain legacy tax contingencies and any actions with respect to the distributions made in the Separation made or brought by any third party. Any amounts relating to these contingent and other corporate liabilities paid by Tyco after the Separation that are subject to the allocation provisions of the Separation and Distribution Agreement will be shared among Tyco, Covidien and Tyco Electronics pursuant to the same allocation ratio. As described in the Separation and Distribution Agreement, Tyco, Tyco Electronics and Covidien are jointly and severally liable for all amounts relating to the previously disclosed securities class action settlement. All costs and expenses that Tyco incurs in connection with the defense of such litigation, other than the amount of any judgment or settlement, which will be allocated in the manner described above, will be borne equally by Covidien, Tyco Electronics and Tyco.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    Commitments and Contingencies (Continued)

        The Company and its subsidiaries' income tax returns periodically are examined by various tax authorities. See "Other Income Tax Matters" in note 6.

Class Action Settlement and Legacy Securities Matters

        As a result of actions taken by certain of the Company's former senior corporate management, Tyco, some members of the Company's former senior corporate management, including its former General Counsel, are named defendants in a number of actions alleging violations of the disclosure provisions of the federal securities laws. In addition, Tyco, certain of its current and former employees, some members of the Company's former senior corporate management are named as defendants in several Employee Retirement Income Security Act ("ERISA") class actions. The Company is generally obligated to indemnify its directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law.

        The Company has settled a number of legacy securities lawsuits in 2008 and 2007. During the third quarter of 2008, the Company signed a definitive agreement with the plaintiff to settle the lawsuit entitled New Jersey v. Tyco International Ltd., et al. In connection with the settlement, the Company made a payment of $73.25 million to the plaintiffs on June 2, 2008. Pursuant to the Separation and Distribution Agreement, the Company's share of the settlement amount was approximately $20 million, with Covidien and Tyco Electronics responsible for approximately $30 million and $23 million, respectively. The Company recorded the settlement and related receivables from each of Covidien and Tyco Electronics for their respective shares of the settlement amount in the second quarter of 2008 resulting in a net charge to selling, general and administrative expenses for its share of the settlement of approximately $20 million.

        Also in the third quarter of 2008, the Company settled the lawsuit entitled Ballard v. Tyco International Ltd. Pursuant to the settlement, the Company made a payment of $36 million to the plaintiffs, which was subject to the sharing formula contained in the Separation and Distribution Agreement and resulted in the Company recording a net charge to selling, general and administrative expense of approximately $10 million and recording receivables from Tyco Electronics and Covidien of approximately $11 million and $15 million, respectively, in the third quarter.

        In 2007, the Company settled 32 purported securities class action lawsuits arising from actions alleged to have been taken by prior management for $2.975 billion. Of this amount, the Company contributed $803 million, representing its share under the Separation and Distribution Agreement, to a $2.975 billion escrow account established in connection with the settlement. All legal contingencies that could have affected the final order approving the settlement expired on February 21, 2008, and the claims administrator for the settlement class is currently processing claims. The settlement did not purport to resolve all securities cases, and several of such cases remain outstanding. In addition, the settlement did not release claims arising under ERISA and the lawsuits arising thereunder. As of the opt-out deadline, Tyco had received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. A number of these individuals and entities have filed claims separately against Tyco. Any judgments resulting from such claims or from claims that are filed in the future would not reduce the settlement amount. Generally, the claims asserted by these plaintiffs include claims similar to those asserted by the settling defendants; namely, violations of the disclosure provisions of federal securities laws. Tyco intends to vigorously defend any litigation resulting from opt-out claims. It is not possible to predict the final outcome or to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of the asserted or unasserted

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    Commitments and Contingencies (Continued)

claims from individuals that have opted-out or from any other legacy securities litigation. Should any of these cases result in an adverse judgment or be settled for a significant amount, they could have a material adverse effect on our financial position, results of operations or cash flows.

        Under the terms of the Separation and Distribution Agreement, each of Tyco, Covidien and Tyco Electronics is jointly and severally liable for the full amount of any legacy securities action settlement (including ERISA claims) and any judgments resulting from opt-out claims. Additionally, under the Separation and Distribution Agreement, the companies shared in the liability and escrow accounts related to the class action settlement, with Tyco assuming 27%, Covidien 42% and Tyco Electronics 31% of the settlement amount.

        As a result, Tyco incurred a charge to expense, for which no tax benefit is available, and a current liability of $2.975 billion in the third quarter of 2007. Tyco borrowed under its unsecured bridge and credit facilities to fund the liability and placed the proceeds in escrow for the benefit of the class. In connection with the Separation, Covidien and Tyco Electronics assumed their portion of the related borrowing. The Company has also recovered certain of these costs from insurers. As a result, the Company recorded $113 million of recoveries in connection with the class action settlement in its Consolidated Statements of Operations for 2007. Based on the Separation and Distribution Agreement, the Company recorded payables to Covidien and Tyco Electronics for their portion of the 2007 recoveries with an offset to shareholders' equity. The Company recovered an additional $38 million of costs from insurers during 2008. The Company recorded payables to Covidien and Tyco Electronics for their respective shares of the 2008 recoveries resulting in a net $10 million credit recorded to class action settlement, net in the Consolidated Statement of Operations.

        Since all legal contingencies that could have affected the settlement were exhausted on February 21, 2008, the administration and distribution of the settlement funds in escrow has been managed by the counsel of the certified class and Tyco is not subject to any further liability related to the class action settlement. As a result, Tyco has extinguished the class action liability and no longer has claim to the escrow account. The escrow accounts earned interest that was payable to the class. As a result, interest was also accrued on the class action settlement liability. On February 21, 2008, the class action liability and escrow account balances including interest were each $3.02 billion.

        Based on the Separation and Distribution Agreement, Tyco had a receivable from Covidien and Tyco Electronics for their portion of the liability of $1,257 million and $927 million, respectively at September 28, 2007 and corresponding payables to Covidien and Tyco Electronics for their interest in the escrow accounts. Receivables and payables that pertain to the class action settlement and related escrow accounts with the same counterparty were presented net in the Consolidated Balance Sheet. Tyco's portion of the liability was $808 million at September 28, 2007. These amounts were extinguished during the second quarter of 2008.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    Commitments and Contingencies (Continued)

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent court appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million. The quarterly withdrawal liability payments are $1.1 million, $6.6 million of which have been paid to date. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

Investigations

        The Company and others have received various subpoenas and requests from the Securities and Exchange Commission ("SEC's") Division of Enforcement, the United States Department of Labor, state departments of labor, the General Service Administration and others seeking the production of voluminous documents in connection with various investigations into the Company's governance, management, operations, accounting and related controls. The Company cannot predict when these investigations will be completed, nor can the Company predict what the results of these investigations may be. It is possible that the Company will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government entities or instrumentalities (which in turn could negatively impact the Company's business with non-governmental customers) or suffer other penalties or adverse impacts, each of which could have a material adverse effect on the Company's business. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of these matters.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 26, 2008, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $37 million to $76 million. As of September 26, 2008, Tyco concluded that the best estimate within this range is approximately $43 million, of which $10 million is included in accrued and other current liabilities and $33 million is included in other liabilities on Tyco's Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

        Tyco has recorded asset retirement obligations ("AROs") according to the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," and FIN No. 47 for the estimated future costs associated with legal obligations to retire certain assets. As of September 26, 2008 and September 28, 2007, the Company's AROs were $13 million and $12 million, respectively. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows. See further discussions on the implementation of FIN No. 47 in Note 7.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    Commitments and Contingencies (Continued)

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

        Tyco's involvement in asbestos cases has been limited because its subsidiaries did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims were never substantiated and, as a result, have been dismissed by the courts. The Company will continue to vigorously defend the lawsuits that have been filed against it and its subsidiaries, but cannot predict whether it will be successful in those cases that proceed to trial. When appropriate, the Company settles claims. Although in the past the total amount paid in any year to settle and defend all asbestos claims has been immaterial, Tyco has recently experienced an increase in the number of lawsuits that have proceeded to trial. Of the lawsuits that have proceeded to trial in 2008, Tyco has won or settled all but one case, with that one case returning an adverse jury verdict for approximately $7.7 million, which included both compensatory and punitive damages. Tyco has filed post-trial motions seeking to overturn the verdict or order a new trial, and believes that the verdict will ultimately be overturned. As of September 26, 2008, there were approximately 4,600 asbestos liability cases pending against the Company and its subsidiaries.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    Commitments and Contingencies (Continued)

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

        Any judgment required to be paid or settlement or other cost incurred by Tyco in connection with the FCPA investigations matters would be subject to the liability sharing provisions of the Separation and Distribution Agreement, which assigned liabilities primarily related to the former Healthcare and Electronics businesses of Tyco to Covidien or Tyco Electronics, respectively, and provides that Tyco will retain liabilities primarily related to its continuing operations. Any liabilities not primarily related to a particular segment will be shared equally among Tyco, Covidien and Tyco Electronics.

        The German Federal Cartel Office ("FCO") charged in early 2007 that certain German subsidiaries in Tyco's Flow Control business have engaged in anti-competitive practices, in particular with regard to its hydrant, valve, street box and fittings business. Tyco investigated this matter and determined that the conduct may have violated German anti-trust-law. Tyco is cooperating with the FCO in its investigation of this violation. Tyco cannot estimate the range of potential loss that may result from this violation. It is possible that the Company may be subject to civil or criminal proceedings and may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its financial position, results of operations or cash flows.

Other Matters

        Fitzpatrick Contractors Limited v. Tyco Fire and Integrated Solutions (UK) Ltd.  On July 18, 2007, Fitzpatrick Contractors Limited ("FCL") commenced an action against Tyco Fire and Integrated Solutions (UK) Ltd. in the High Court of Justice, Queen Bench Division, Technology and Construction Court, United Kingdom, alleging that Tyco entered into a binding contract in 2002 for the design, manufacture and installation of mechanical and electrical works for the refurbishment of a portion of London Transport's Blackwell Tunnel. FCL seeks damages for breach of contract in the amount of approximately $38 million and we have reserved our best estimate of probable loss related to this matter. Tyco intends to defend this action vigorously. While it is not possible at this time to predict the final outcome of this dispute, Tyco does not believe this action will have a material adverse effect on its financial position, results of operations or cash flows beyond what has been accrued for. Trial is expected to begin in April 2009.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Retirement Plans

        In September 2006, the FASB issued SFAS No. 158 which requires the recognition of the funded status of defined benefit pension and other postretirement benefit plans on the Company's Consolidated Balance Sheets. SFAS No. 158 requires recognition of the actuarial gains or losses and prior service costs that have not yet been included in net periodic benefit cost as a component of accumulated other comprehensive income, net of tax. The Company adopted the recognition and disclosure provisions of SFAS No. 158 on September 28, 2007. The Company uses a measurement date of August 31st.

         Defined Benefit Pension Plans    The Company has a number of noncontributory and contributory defined benefit retirement plans covering certain of its U.S. and non-U.S. employees, designed in accordance with conditions and practices in the countries concerned. Net periodic pension benefit cost is based on periodic actuarial valuations which use the projected unit credit method of calculation and is charged to the Consolidated Statements of Operations on a systematic basis over the expected average remaining service lives of current participants. Contribution amounts are determined based on the advice of professionally qualified actuaries in the countries concerned. The benefits under the defined benefit plans are based on various factors, such as years of service and compensation.

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

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans for 2008, 2007 and 2006 is as follows ($ in millions):

	U.S. Plans			Non-U.S. Plans
	2008	2007	2006	2008	2007	2006
Service cost	$9	$9	$11	$46	$48	$39
Interest cost	48	47	43	83	74	61
Expected return on plan assets	(59)	(56)	(55)	(82)	(74)	(61)
Amortization of initial net asset	—	—	—	(1)	(1)	(1)
Amortization of prior service cost (credit)	1	1	1	(3)	(3)	(2)
Amortization of net actuarial loss	5	12	18	19	30	25
Plan settlements, curtailments and special termination benefits	—	—	—	—	2	1

Net periodic benefit cost	$4	$13	$18	$62	$76	$62

Weighted-average assumptions used to determine net pension cost during the period:
Discount rate	6.3%	6.0%	5.3%	5.6%	4.9%	4.8%
Expected return on plan assets	8.0%	8.0%	8.0%	7.1%	7.0%	7.1%
Rate of compensation increase	4.0%	4.0%	4.0%	4.4%	4.1%	3.9%

        The estimated net loss and prior service cost for U.S. pension benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are expected to be $10 million and $1 million, respectively.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Retirement Plans (Continued)

        The estimated net gain and prior service cost for non-U.S. pension benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are expected to be $24 million and $3 million, respectively.

        The change in benefit obligations, plan assets and the amounts recognized on the Consolidated Balance Sheets for all U.S. and non-U.S. defined benefit plans at September 26, 2008 and September 28, 2007 is as follows ($ in millions):

	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007
Change in benefit obligations:
Benefit obligations at beginning of year	$783	$803	$1,525	$1,484
Service cost	9	9	46	48
Interest cost	48	47	83	74
Employee contributions	—	—	6	6
Plan amendments	—	2	—	(8)
Actuarial (gain)	(69)	(42)	(37)	(115)
Acquisitions/divestitures	—	7	2	—
Benefits and administrative expenses paid	(46)	(43)	(68)	(58)
Plan settlements, curtailments and special termination benefits	—	—	(10)	(8)
Currency translation	—	—	(107)	102

Benefit obligations at end of period	$725	$783	$1,440	$1,525

Change in plan assets:
Fair value of plan assets at beginning of year	$765	$720	$1,186	$986
Actual return on plan assets	(51)	76	(6)	80
Employer contributions	5	5	71	110
Employee contributions	—	—	6	6
Acquisitions/divestitures	—	7	3	—
Plan settlements, curtailments and special termination benefits	—	—	(9)	(8)
Benefits and administrative expenses paid	(46)	(43)	(68)	(58)
Currency translation	—	—	(92)	70

Fair value of plan assets at end of period	$673	$765	$1,091	$1,186

Funded status	$(52)	$(18)	$(349)	$(339)
Contributions after the measurement date	3	—	2	5

Net amount recognized	$(49)	$(18)	$(347)	$(334)

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Retirement Plans (Continued)

	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007
Amounts recognized in the statement of financial position consist of:
Non-current assets	$6	$26	$4	$2
Current liabilities	(4)	(4)	(13)	(13)
Non-current liabilities	(51)	(40)	(338)	(323)

Net amount recognized	$(49)	$(18)	$(347)	$(334)

Amounts recognized in accumulated other comprehensive income (loss) (before taxes) consist of:
Transition asset (obligation)	$—	$—	$5	$6
Prior service (cost) credit	(8)	(9)	32	38
Net actuarial loss	(180)	(143)	(379)	(379)

Total (loss) recognized	$(188)	$(152)	$(342)	$(335)

Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	7.0%	6.3%	5.9%	5.6%
Rate of compensation increase	4.0%	4.0%	4.7%	4.4%

        The accumulated benefit obligation for all U.S. plans as of September 26, 2008 and September 28, 2007 was $723 million and $776 million, respectively. The accumulated benefit obligation for all non-U.S. plans as of September 26, 2008 and September 28, 2007 was $1,379 million and $1,458 million, respectively.

        The accumulated benefit obligation and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $473 million and $417 million, respectively, at September 26, 2008 and $111 million and $67 million, respectively, at September 28, 2007.

        The accumulated benefit obligation and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $1,350 million and $1,055 million, respectively, at September 26, 2008 and $1,268 million and $981 million, respectively, at September 28, 2007.

        The aggregate benefit obligation and fair value of plan assets for U.S. pension plans with benefit obligations in excess of plan assets were $475 million and $417 million, respectively, at September 26, 2008, and $111 million and $67 million, respectively, at September 28, 2007.

        The aggregate benefit obligation and fair value of plan assets for non-U.S. pension plans with benefit obligations in excess of plan assets were $1,419 million and $1,066 million, respectively, at September 26, 2008, and $1,508 million and $1,167 million, respectively, at September 28, 2007.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Retirement Plans (Continued)

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

        Pension plans have the following weighted-average asset allocations:

	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007
Asset Category:
Equity securities	57%	60%	48%	50%
Debt securities	42%	40%	46%	44%
Real estate	—	—	3%	3%
Cash and cash equivalents	1%	—	3%	3%

Total	100%	100%	100%	100%

        Although the Company does not buy or sell any of its own stock as a direct investment for its pension funds, due to external investment management of the funds, the plans may indirectly hold Tyco stock. The aggregate amount of the shares would not be considered material relative to the total fund assets.

        The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates as well as to make discretionary voluntary contributions from time-to-time. The Company anticipates that it will contribute at least the minimum required to its pension plans in 2009 of $5 million for the U.S. plans and $58 million for non-U.S. plans.

        Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows ($ in millions):

	U.S. Plans	Non-U.S. Plans
2009	$43	$49
2010	44	50
2011	46	56
2012	48	63
2013	50	69
2014–2018	272	419

        The Company also participates in a number of multi-employer defined benefit plans on behalf of certain employees. Pension expense related to multi-employer plans was $1 million, $3 million and $3 million in 2008, 2007 and 2006, respectively.

         Executive Retirement Arrangements    Messrs. Kozlowski and Swartz participated in individual Executive Retirement Arrangements maintained by Tyco (the "ERA"). Under the ERA, Messrs. Kozlowski and Swartz would have fixed lifetime benefits commencing at their normal retirement age of 65. The Company's accrued benefit obligations for Messrs. Kozlowski and Swartz as of September 26, 2008 were $76 million and $39 million, respectively. The Company's accrued benefit

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Retirement Plans (Continued)

obligations for Messrs. Kozlowski and Swartz as of September 28, 2007 were $71 million and $36 million, respectively. Retirement benefits are available at earlier ages and alternative forms of benefits can be elected. Any such variations would be actuarially equivalent to the fixed lifetime benefit starting at age 65. Amounts owed to Messrs. Kozlowski and Swartz under the ERA are in dispute by the Company.

         Defined Contribution Retirement Plans    The Company maintains several defined contribution retirement plans, which include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $84 million, $78 million and $73 million for 2008, 2007 and 2006, respectively. The Company also maintains an unfunded Supplemental Executive Retirement Plan ("SERP"). This plan is nonqualified and restores the employer match that certain employees lose due to IRS limits on eligible compensation under the defined contribution plans. Gain related to the SERP was $1 million in 2008, while an expense of $3 million in 2007 and $2 million in 2006 was incurred.

         Deferred Compensation Plans    The Company has nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to a number of funds in the Company's 401(k) plans and the account balance fluctuates with the investment returns on those funds. Deferred compensation gain was $1 million, and an expense of $13 million and $6 million in 2008, 2007 and 2006, respectively. Total deferred compensation liabilities were $91 million and $100 million at September 26, 2008 and September 28, 2007, respectively.

         Rabbi Trusts    During fiscal year 2007, the Company, as permitted under the trust agreement, sold substantially all of the assets from one of the trusts and received $271 million of proceeds. Trust assets were primarily composed of corporate-owned life insurance policies. The remaining trust assets totaled $2 million at September 26, 2008 and September 28, 2007. The trust assets, which are consolidated, are subject to the claims of the Company's creditors in the event of the Company's insolvency. Plan participants are general creditors of the Company with respect to these benefits.

         Postretirement Benefit Plans    The Company generally does not provide postretirement benefits other than pensions for its employees. However, certain acquired operations provide these benefits to employees who were eligible at the date of acquisition, and a small number of U.S. and Canadian operations provide ongoing eligibility for such benefits.

        Net periodic postretirement benefit cost for 2008, 2007 and 2006 is as follows ($ in millions):

	2008	2007	2006
Service cost	$1	$1	$1
Interest cost	4	4	3
Amortization of prior service (credit)	—	(1)	—
Amortization of net actuarial (gain)	(1)	(2)	(3)

Net periodic postretirement benefit cost	$4	$2	$1

Weighted-average assumptions used to determine net postretirement benefit cost during the period:
Discount rate	6.1%	5.7%	4.8%

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Retirement Plans (Continued)

        The components of the accrued postretirement benefit obligations, substantially all of which are unfunded at September 26, 2008 and September 28, 2007, are as follows ($ in millions):

	2008	2007
Change in benefit obligations:
Benefit obligations at beginning of year	$71	$67
Service cost	1	1
Interest cost	4	4
Actuarial (gain) loss	(3)	6
Benefits paid	(7)	(7)

Benefit obligations at end of year	$66	$71

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	7	7
Benefits paid	(7)	(7)

Fair value of plan assets at end of year	$—	$—

Funded status	$(66)	$(71)
Contributions after the measurement date	1	—

Net amount recognized	$(65)	$(71)

	2008	2007
Amounts recognized in the Statement of Financial Position consist of:
Current liabilities	$(7)	$(7)
Non-current liabilities	(58)	(64)

Net amount recognized	$(65)	$(71)

Amounts recognized in accumulated other comprehensive income (before taxes) consist of:
Prior service credit	$3	$3
Net actuarial gain	10	8

Total income recognized	$13	$11

Weighted-average assumptions used to determine postretirement benefit obligations at year end:
Discount rate	6.6%	6.1%

        The Company expects to make contributions to its postretirement benefit plans of $7 million in 2009.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Retirement Plans (Continued)

        Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows ($ in millions):

2009	$7
2010	7
2011	7
2012	6
2013	6
2014–2018	29

        For measurement purposes, a 9.4% and 9.6% composite annual rate of increase in the per capita cost of covered health care benefits was assumed at September 26, 2008 and September 28, 2007, respectively. At September 26, 2008 and September 28, 2007, the composite annual rate of increase in health care benefit costs was assumed to decrease gradually to 5.0% by the year 2015 and 2014, respectively, and remain at that level thereafter. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects ($ in millions):

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	3	(3)

18.    Shareholders' Equity

         Preference Shares—Tyco has authorized 31,250,000 preference shares, par value of $4 per share, none of which were issued and outstanding at September 26, 2008 and September 28, 2007. Rights as to dividends, return of capital, redemption, conversion, voting and otherwise with respect to the preference shares may be determined by Tyco's Board of Directors on or before the time of issuance. In the event of the liquidation of the Company, the holders of any preference shares then outstanding would be entitled to payment to them of the amount for which the preference shares were subscribed and any unpaid dividends prior to any payment to the common shareholders.

         Dividends—On September 9, 2008 Tyco's Board of Directors approved a quarterly dividend on the Company's common shares of $0.20 per share, which was paid on November 3, 2008 to shareholders of record on October 1, 2008. Tyco paid a quarterly cash dividend of $0.15 per common share during fiscal year 2008 and $0.40 per common share during fiscal 2007 and fiscal 2006.

         Shares Owned by Subsidiaries and Common Shares Held in Treasury—Shares owned by subsidiaries are treated as treasury shares and are recorded at cost. In connection with the Separation, all such shares were effectively retired during the third quarter of 2007 and repurchases commenced in the fourth quarter of 2007. In 2008, the Company amended its bylaws to allow the Company's Board of Directors to authorize the Company to purchase and hold its shares in Treasury. As a result, shares repurchased prior to July 7, 2008 are classified as Shares Owned by Subsidiaries. Shares repurchased after this date are classified as common shares held in treasury on the Consolidated Balance Sheet as of September 26, 2008. The Board of Directors may authorize the purchase of the Company's common shares, which may be held, canceled, disposed of or transferred for cash or other consideration.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    Shareholders' Equity (Continued)

         Share Repurchase Program—On July 10, 2008, Tyco's Board of Directors approved a $1.0 billion share repurchase program. In September 2007 and May 2006, Tyco's Board of Directors approved share repurchase programs of $1.0 billion and $2.0 billion, respectively. During the fourth quarter of 2008, the Company repurchased 7.3 million shares for $290 million, of which 2.5 million common shares was repurchased for $100 million under the 2008 share repurchase program and 4.8 million shares was repurchased for $190 million under the 2007 share repurchase program. During fiscal 2008, the Company repurchased 23.1 million common shares for $944 million completing the 2007 $1.0 billion share repurchase program. During 2007, the Company repurchased 1.3 million common shares for $56 million under the 2007 $1.0 billion share repurchase program and 5 million common shares for $659 million completing the 2006 $2.0 billion share repurchase program. During 2006, the Company repurchased 11 million common shares for $1.2 billion completing the 2005 $1.5 billion share repurchase program and 13 million common shares for $1.3 billion under the 2006 $2.0 billion share repurchase program.

19.    Share Plans

        In connection with the Separation in 2007, share options were modified through the issuance of Covidien and Tyco Electronics share options. As a result of the one for four share split, share option exercise prices for the Tyco awards were adjusted. Generally, employee share options converted into share options of the employer with the exception of corporate employees whose awards converted into share options of all three companies. The revisions made to the share options as a result of the Separation constituted a modification under the provisions of SFAS No. 123R, "Share-based Payment," which requires a comparison of fair values of the share options immediately before the Separation and the fair values immediately after the Separation. In certain instances, the fair value immediately after the Separation was higher. As a result, the modification resulted in incremental compensation cost of $15 million. Of this amount, $1 million and $13 million ($11 million in discontinued operations) were recorded in 2008 and 2007, respectively. The 2008 amount is included in selling, general and administrative expenses while the 2007 amount is included in separation costs on the Company's Consolidated Statements of Operations. The remaining balance will be recorded in continuing operations over the remaining vesting period of the share options. Except for the changes described, the principal terms of the share options remain unchanged from the original grant.

        Also in connection with the Separation, Tyco employee restricted share awards and restricted stock units (collectively, "restricted share awards") were modified through the issuance of Covidien and Tyco Electronics restricted shares or the conversion to shares of the employer. Restricted shares and restricted share units held by employees in the company in which they were not employed were subject to accelerated vesting provisions and vested 50% on the first day of trading after the Separation and 50% six months thereafter. This accelerated vesting resulted in $14 million of accelerated compensation expense for Tyco's continuing operations. Tyco recorded $12 million as selling, general and administrative expenses in the fourth quarter of 2007 and recorded the remaining expense in the first quarter of 2008. Equity awards under the Save-As-You-Earn Plan (the "SAYE Plan") were not modified in connection with the Separation thereby resulting in additional compensation expense of $14 million. Of this amount, $7 million ($1 million in discontinued operations) and $5 million ($2 million in discontinued operations) were recorded in 2008 and 2007, respectively. The balance of $2 million will be recorded over the remaining vesting period through the second quarter of 2009.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Share Plans (Continued)

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

        Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. Under this transition method, the compensation cost recognized beginning October 1, 2005 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and (ii) all share-based payments granted subsequent to September 30, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost is generally recognized ratably over the requisite service period or period to retirement eligibility, if shorter.

        Total share-based compensation cost recognized during 2008 was $104 million, which includes $97 million in selling, general and administrative expenses, $3 million in separation costs and $4 million in discontinued operations. Total share-based compensation cost recognized during 2007 was $297 million, which includes $155 million in selling, general and administrative expenses, $13 million in restructuring and asset impairment charges, net, $6 million in separation costs and $123 million in discontinued operations. Total share-based compensation cost recognized during 2006 was $288 million, which includes $155 million in selling, general and administrative expenses and $133 million in discontinued operations. The Company has recognized a related tax benefit associated with its share-based compensation arrangements during 2008, 2007 and 2006 of $28 million, $78 million and $85 million, respectively, of which $1 million, $31 million and $41 million is included in discontinued operations, respectively.

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

        The 2004 Plan provides for a maximum of 40 million common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2004 Plan. In addition, any common shares that have been approved by the Company's shareholders for issuance under the LTIP Plans but which have not been awarded thereunder as of January 1, 2004, reduced by the number of common shares related to Awards made under the LTIP Plans between January 1, 2004 and March 25, 2004, the date the 2004 Plan was approved by shareholders, (or which have been awarded but will not be issued, owing to expiration, forfeiture, cancellation, return to the Company or settlement in cash in lieu of

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Share Plans (Continued)

common shares on or after January 1, 2004) and which are no longer available for any reason (including the termination of the LTIP Plans) will also be available for issuance under the 2004 Plan. When common shares are issued pursuant to a grant of Awards, the total number of common shares remaining available for grant will be decreased by a margin of at least 1.8 per common share issued. At September 26, 2008, there were approximately 34 million shares available for future grant under the 2004 Plan (including shares available under both the LTIP I and LTIP II Plans that are now assumable under the 2004 Plan).

        The 1994 Plan provided for the issuance of restricted stock grants to officers and non-officer employees. The 1994 Plan expired in November 2004; thus no additional grants of restricted stock have been made under this plan since November 2004 and no shares are available for future grant. At September 26, 2008, 14 million shares had been granted, of which 10 million were granted under the 2004 Plan and 4 million were granted under the 1994 Plan.

        The LTIP I Plan reserved common shares for issuance to Tyco's directors, executives and managers as share options. This plan was administered by the Compensation and Human Resources Committee of the Board of Directors of the Company, which consisted exclusively of independent directors of the Company. During 2008, there were approximately 0.5 million shares originally reserved for issuance under this plan, which became available for future grant under the 2004 Plan.

        The LTIP II Plan was a broad-based option plan for non-officer employees. The terms and conditions of this plan were similar to the LTIP I Plan. During 2008, there were approximately 1.1 million shares originally reserved for issuance under this plan, which became available for future grant under the 2004 Plan.

         Share Options—Options are granted to purchase common shares at prices which are equal to or greater than the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant under the 2004 Plan. Options are generally exercisable in equal annual installments over a period of three or four years and will generally expire 10 years after the date of grant. Historically, the Company's practice has been to settle stock option exercises through either newly issued shares or from shares held in treasury, which were repurchased by the Company.

        At September 26, 2008, approximately 251 million share options had been granted, of which 138 million, 76 million and 37 million were granted under the LTIP I, LTIP II and 2004 Plans, respectively.

        The grant-date fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company's stock and implied volatility derived from exchange traded options. Post-Separation, expected volatility was calculated based on an analysis of historic and implied volatility measures for a set of peer companies. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on voluntary termination behavior, as well as an

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Share Plans (Continued)

analysis of actual share option forfeitures. The weighted-average assumptions used in the Black-Scholes option pricing model for 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Expected stock price volatility	27%	30%	34%
Risk free interest rate	2.93%	4.52%	4.28%
Expected annual dividend per share	$0.62	$0.58	$0.64
Expected life of options (years)	4.5	4.7	4.2

        The weighted-average grant-date fair values of options granted during 2008, 2007 and 2006 was $11.06, $15.35 and $14.33, respectively. The total intrinsic value of options exercised during 2008, 2007 and 2006 was $16 million, $163 million and $108 million, respectively. The related excess cash tax benefit classified as a financing cash inflow for 2008, 2007 and 2006 was not significant.

        A summary of option activity as of September 26, 2008 and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 28, 2007	27,844,332	$50.21
Granted	280,670	41.76
Exercised	(1,385,460)	30.96
Expired	(2,475,272)	64.13
Forfeited	(959,816)	51.38

Outstanding at September 26, 2008	23,304,454	49.77	5.4	$59
Vested and unvested expected to vest at September 26, 2008	22,840,383	49.77	5.4	59
Exercisable at September 26, 2008	18,325,574	49.79	4.6	59

        As of September 26, 2008, there was $48 million of total unrecognized compensation cost related to non-vested options granted. The cost is expected to be recognized over a weighted-average period of 2.4 fiscal years.

         Employee Stock Purchase Plans    Substantially all full-time employees of the Company's U.S. subsidiaries and employees of certain qualified non-U.S. subsidiaries are eligible to participate in an employee share purchase plan. Eligible employees authorize payroll deductions to be made for the purchase of shares. The Company matches a portion of the employee contribution by contributing an additional 15% of the employee's payroll deduction. All shares purchased under the plan are purchased on the open market by a designated broker.

        Under the SAYE Plan, eligible employees in the United Kingdom are granted options to purchase shares at the end of three years of service at 85% of the market price at the time of grant. Options under the SAYE Plan are generally exercisable after a period of three years and expire six months after the date of vesting. The SAYE Plan provides for a maximum of 10 million common shares to be issued; as of September 26, 2008, there were 7 million shares available for future issuance. All of the shares purchased under the SAYE Plan are purchased on the open market.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Share Plans (Continued)

        A summary of option activity under the SAYE Plan as of September 26, 2008 and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 28, 2007	734,860	$23.30
Granted	254,467	37.23
Exercised	(194,726)	26.31
Expired	(56,719)	27.45
Forfeited	(125,563)	23.77

Outstanding at September 26, 2008	612,319	27.65	1.5	$6
Vested and unvested expected to vest at September 26, 2008	577,493	27.35	1.5	5
Exercisable at September 26, 2008	22,397	28.98	—	—

        The grant-date-fair value of each option grant is estimated using the Black-Scholes option pricing model. Assumptions for expected volatility, the average expected life, the risk-free rate, as well as the expected annual dividend per share were made using the same methodology as previously described under Share Options.

        The weighted-average grant-date fair values of options granted under the SAYE Plan during 2008 and 2006 was $14.18, and $8.80, respectively. There were no options granted under the SAYE Plan during 2007. The total intrinsic value of options exercised during 2008, 2007 and 2006 was $3 million, $5 million and $24 million, respectively. The related excess cash tax benefit classified as a financing cash inflow for 2008, 2007 and 2006 was not significant.

        As of September 26, 2008, there was $4 million in total unrecognized compensation cost related to non-vested options granted under the SAYE Plan. The cost is expected to be recognized over a period of 1.2 fiscal years.

         Restricted Share Awards    Restricted share awards are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant under the 2004 Plan. All restrictions on the award will lapse upon normal retirement, death or disability of the employee.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Share Plans (Continued)

        A summary of the status of the Company's restricted share awards including performance shares as of September 26, 2008 and changes during the year then ended is presented in the tables below:

Non-vested Restricted Share Awards	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 28, 2007	4,515,154	$49.83
Granted	320,488	40.27
Vested	(830,795)	49.84
Forfeited	(502,601)	49.83

Non-vested at September 26, 2008	3,502,246	49.06

        The weighted-average grant-date fair value of restricted share awards granted during 2008, 2007 and 2006 was $40.27, $49.49 and $45.37, respectively. The total fair value of restricted share awards vested during 2008, 2007 and 2006 was $41 million, $58 million and $26 million, respectively.

Non-vested Performance Share Awards	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 28, 2007	531,310	$61.90
Granted	3,730	46.11
Forfeited	(51,990)	61.90

Non-vested at September 26, 2008	483,050	61.78

        The weighted-average grant-date fair value of performance share awards granted during 2008, 2007 and 2006 was $46.11, $59.49 and $44.37, respectively. The total fair value of performance shares vested during 2007 was $1 million, while 2006 was insignificant. There were no performance shares which vested during 2008.

        As of September 26, 2008, there was $86 million of total unrecognized compensation cost related to both non-vested restricted share awards and performance shares. That cost is expected to be recognized over a weighted-average period of 2.4 fiscal years.

         Deferred Stock Units    Deferred Stock Units ("DSUs") are notional units that are tied to the value of Tyco common shares with distribution deferred until termination of employment. Distribution, when made, will be in the form of actual shares. Similar to restricted share grants that vest through the passage of time, the fair value of DSUs is determined based on the market value of the Company's shares on the grant date and is amortized to expense over the vesting period. Recipients of DSUs do not have the right to vote such shares and do not have the right to receive cash dividends. However, they have the right to receive dividend equivalents. Conditions of vesting are determined at the time of grant. Under the 2004 Plan, the majority of Tyco's DSU grants vest in equal annual installments over three years. The Company has granted 1 million DSUs, the majority of which were outstanding at September 26, 2008.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Share Plans (Continued)

        A summary of the status of the Company's DSUs as of September 26, 2008 and changes during the year then ended is presented in the table below:

Non-vested Deferred Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 28, 2007	—	—
Granted	28,171	44.96
Dividend reinvestment	14,562	42.29
Vested	(42,733)	44.05

Non-vested at September 26, 2008	—	—

        The weighted-average grant-date fair value of DSUs granted during 2008, 2007 and 2006 was $44.96, $42.29 and $44.95, respectively. The total fair value of DSUs vested during 2008, 2007 and 2006 was $2 million, $8 million and $4 million, respectively. As of September 26, 2008, all DSUs are vested.

20.    Comprehensive Income

        The components of accumulated other comprehensive income are as follows ($ in millions):

	Currency Translation(1)	Unrealized (Loss) Gain on Securities(2)	Unrealized (Loss) Gain on Derivative Instruments	Minimum Pension Liability	Retirement Plans	Accumulated Other Comprehensive Income
Balance at September 30, 2005	$1,199	$(3)	$(2)	$(934)	$—	$260
Pretax current period change	606	1	1	211	—	819
Income tax expense	—	—	—	(62)	—	(62)

Balance at September 29, 2006	1,805	(2)	(1)	(785)	—	1,017
Initial adoption of SFAS 158, pretax	—	—	—	215	(396)	(181)
Pretax current period change	883	3	1	368	—	1,255
Income tax expense	—	(1)	—	(119)	70	(50)
Distribution of Covidien and Tyco Electronics	(1,797)	—	—	321	—	(1,476)

Balance at September 28, 2007	891	—	—	—	(326)	565
Pretax current period change	(307)	(9)	—	—	(32)	(348)
Income tax expense	—	4	—	—	11	15

Balance at September 26, 2008	$584	$(5)	$—	$—	$(347)	$232

(1)
During the years ended September 26, 2008, September 28, 2007 and September 29, 2006, $58 million, $6 million and $34 million, respectively, were transferred from currency translation adjustments as a result of the sale of foreign entities. These amounts are included in income from discontinued operations.

(2)
The year ended September 29, 2006 includes a reclassification of unrealized gains of $1 million related to the sale of certain investments which is included in income from discontinued operations. The reclassification of unrealized gains in 2008 and 2007 was not material.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.    Consolidated Segment and Geographic Data

        Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. In connection with the Separation, the Company realigned its management and segment reporting structure effective March 31, 2007. The segment data presented reflects this new segment structure. The Company reports financial and operating information in the following five segments:

  •
  ADT Worldwide designs, sells, installs, services and monitors electronic security systems for residential, commercial, industrial and governmental customers.

  •
  Flow Control designs, manufactures, sells and services valves, pipes, fittings, valve automation and heat tracing products for the water and wastewater markets, the oil, gas and other energy markets along with general process industries.

  •
  Fire Protection Services designs, sells, installs and services fire detection and fire suppression systems for commercial, industrial and governmental customers.

  •
  Electrical and Metal Products designs, manufactures and sells galvanized steel tubing, armored wire and cable and other metal products for non-residential construction, electrical, fire and safety and mechanical customers.

  •
  Safety Products designs, manufactures and sells fire protection, security and life safety products, including fire suppression products, breathing apparatus, intrusion security, access control and video management systems. In addition, Safety Products manufactures products installed and serviced by ADT Worldwide and Fire Protection Services.

        Tyco also provides general corporate services to its segments and these costs are reported as Corporate and Other.

        Selected information in the new segment structure is presented in the following tables for 2008, 2007 and 2006 ($ in millions):

	2008	2007	2006
Net revenue(1):
ADT Worldwide	$8,017	$7,648	$7,205
Flow Control	4,418	3,766	3,135
Fire Protection Services	3,553	3,366	3,150
Electrical and Metal Products	2,272	1,974	1,949
Safety Products	1,934	1,719	1,624
Corporate and Other	5	4	3

	$20,199	$18,477	$17,066

(1)
Revenue by operating segment excludes intercompany transactions.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.    Consolidated Segment and Geographic Data (Continued)

	2008	2007	2006
Operating income (loss):
ADT Worldwide	$910	$842	$907
Flow Control	618	457	356
Fire Protection Services	321	258	241
Electrical and Metal Products	342	159	319
Safety Products	284	274	196
Corporate and Other(1)	(534)	(3,722)	(664)

	$1,941	$(1,732)	$1,355

(1)
Corporate and Other in 2007 includes a net charge of $2.862 billion related to the class action settlement.

        Total assets by segment at September 26, 2008, September 28, 2007 and September 29, 2006 are as follows ($ in millions):

	2008	2007	2006
Total assets:
ADT Worldwide	$12,416	$12,287	$11,297
Flow Control	4,669	4,422	3,818
Fire Protection Services	2,746	2,741	3,156
Electrical and Metal Products	1,952	1,979	1,959
Safety Products	3,173	3,210	3,379
Corporate and Other	3,464	6,791	4,861
Assets of discontinued operations	384	1,385	34,541

	$28,804	$32,815	$63,011

        Depreciation and amortization and capital expenditures, net by segment for the years ended September 26, 2008, September 28, 2007 and September 29, 2006 are as follows ($ in millions):

	2008	2007	2006
Depreciation and amortization:
ADT Worldwide	$909	$925	$964
Flow Control	65	62	55
Fire Protection Services	31	30	27
Electrical and Metal Products	37	27	25
Safety Products	102	94	93
Corporate and Other	10	10	16

	$1,154	$1,148	$1,180

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.    Consolidated Segment and Geographic Data (Continued)

	2008	2007	2006
Capital expenditures:
ADT Worldwide	$495	$459	$393
Flow Control	130	90	52
Fire Protection Services	27	26	21
Electrical and Metal Products	35	29	37
Safety Products	41	51	44
Corporate and Other	6	11	9

	$734	$666	$556

        Net revenue by geographic area for the years ended September 26, 2008, September 28, 2007 and September 29, 2006 is as follows ($ in millions):

	2008	2007	2006
Net revenue(1):
United States	$9,661	$8,884	$8,617
Other Americas	1,537	1,445	1,354
Europe, Middle East and Africa	5,749	5,338	4,707
Asia—Pacific	3,252	2,810	2,388

	$20,199	$18,477	$17,066

(1)
Revenue is attributed to individual countries based on the reporting entity that records the transaction.

        Long-lived assets by geographic area at September 26, 2008, September 28, 2007 and September 29, 2006 are as follows ($ in millions):

	2008	2007	2006
Long-lived assets(1):
United States	$2,718	$2,677	$2,605
Other Americas	352	337	408
Europe, Middle East and Africa	596	610	618
Asia—Pacific	582	526	436
Corporate and Other	14	117	352

	$4,262	$4,267	$4,419

(1)
Long-lived assets are comprised primarily of property, plant and equipment and exclude goodwill, other intangible assets, deferred taxes and other shared assets.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.    Supplementary Balance Sheet and Cash Flow Information

        Selected supplementary balance sheet information as of September 26, 2008 and September 28, 2007 is as follows ($ in millions):

	2008	2007
Purchased materials and manufactured parts	$677	$610
Work in process	270	262
Finished goods	918	911

Inventories	$1,865	$1,783

Land	$151	$154
Buildings	761	712
Subscriber systems	5,235	5,061
Machinery and equipment	2,293	2,178
Property under capital leases(1)	70	52
Construction in progress	132	138
Accumulated depreciation(2)	(5,139)	(4,769)

Property, plant and equipment, net	$3,503	$3,526

Deferred tax asset—non-current	$1,119	$1,096
Other non-current assets	1,488	1,472

Other assets	$2,607	$2,568

Accrued payroll and payroll related costs	$633	$581
Deferred income tax liability—current	58	142
Income taxes payable—current	236	275
Other	1,829	1,871

Accrued and other current liabilities	$2,756	$2,869

Long-term pension and postretirement liabilities	$562	$534
Deferred income tax liability—non-current	561	540
Income taxes payable—non-current	249	161
Other	1,369	1,490

Other liabilities	$2,741	$2,725

(1)
Property under capital leases consists primarily of buildings.

(2)
Accumulated amortization of capital lease assets was $23 million and $19 million at September 26, 2008 and September 28, 2007, respectively.

        Supplementary non-cash financing activities as of September 26, 2008, September 28, 2007 and September 29, 2006 is as follows ($ in millions):

	2008	2007	2006
Conversion of debt to common shares	$10	$3	$1,235

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.    Summarized Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data for the years ended September 26, 2008 and September 28, 2007 is as follows ($ in millions, except per share data):

	2008
	1st Qtr.(1)	2nd Qtr.(2)	3rd Qtr.(3)	4th Qtr.(4)
Net revenue	$4,837	$4,863	$5,215	$5,284
Gross profit	1,680	1,678	1,851	1,867
Income from continuing operations	360	272	199	264
Income from discontinued operations, net of income taxes	3	8	277	170
Net income	363	280	476	434
Basic earnings per share:
Income from continuing operations	$0.73	$0.56	$0.41	$0.56
Income from discontinued operations, net of income taxes	0.01	0.02	0.58	0.35
Net income	0.74	0.58	0.99	0.91
Diluted earnings per share:
Income from continuing operations	0.72	0.56	0.41	0.55
Income from discontinued operations, net of income taxes	0.01	0.01	0.57	0.36
Net income	0.73	0.57	0.98	0.91

(1)
Net revenue excludes $425 million of revenue related to discontinued operations. Income from continuing operations includes restructuring, asset impairment and divestiture charges, net of $14 million, and separation costs of $9 million.

(2)
Net revenue excludes $418 million of revenue related to discontinued operations. Income from continuing operations includes restructuring, asset impairment and divestiture charges, net of $42 million, a legacy legal settlement charge of $20 million slightly offset by a $5 million credit related to separation costs.

(3)
Net revenue excludes $264 million of revenue related to discontinued operations. Income from continuing operations includes restructuring and asset impairment charges, net of $53 million and a legacy legal settlement charge of $9 million, offset by a credit of $7 million for class action settlement recoveries.

(4)
Net revenue excludes $114 million of revenue related to discontinued operations. Income from continuing operations includes restructuring, asset impairment and divestiture charges, net of $139 million, goodwill impairment charges of $9 million, an environmental remediation charge of $6 million related to the closure of a facility in North America, offset by a credit of $3 million for class action settlement recoveries.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.    Summarized Quarterly Financial Data (Unaudited) (Continued)

	2007
	1st Qtr.(1)	2nd Qtr.(2)	3rd Qtr.(3)	4th Qtr.(4)
Net revenue	$4,336	$4,487	$4,702	$4,952
Gross profit	1,482	1,502	1,598	1,678
Income (loss) from continuing operations	158	163	(3,054)	209
Income (loss) from discontinued operations, net of income taxes	635	672	(497)	(28)
Net income (loss)	793	835	(3,551)	181
Basic earnings per share:
Income (loss) from continuing operations	$0.32	$0.33	$(6.17)	$0.42
Income (loss) from discontinued operations, net of income taxes	1.28	1.36	(1.01)	(0.06)
Net income (loss)	1.60	1.69	(7.18)	0.36
Diluted earnings per share:
Income (loss) from continuing operations	0.31	0.33	(6.17)	0.42
Income (loss) from discontinued operations, net of income taxes	1.26	1.33	(1.01)	(0.06)
Net income (loss)	1.57	1.66	(7.18)	0.36

(1)
Net revenue excludes $6,023 million of revenue related to discontinued operations. Income from continuing operations includes restructuring, asset impairment and divestiture charges net, of $57 million, and separation costs of $25 million.

(2)
Net revenue excludes $6,351 million of revenue related to discontinued operations. Income from continuing operations includes restructuring, asset impairment and divestiture charges, net of $46 million and separation costs of $32 million.

(3)
Net revenue excludes $6,465 million of revenue related to discontinued operations. Income from continuing operations includes a class action settlement charge, net of $2.875 billion, a $259 million charge related to loss on early extinguishment of debt, a goodwill impairment charge of $46 million, restructuring, asset impairment and divestiture charges, net of $48 million and separation costs of $28 million.

(4)
Net revenue excludes $432 million of revenue related to discontinued operations. Income from continuing operations includes restructuring, asset impairment and divestiture charges, net of $60 million, separation costs of $20 million, a $13 million insurance recovery related to the class action settlement, and $10 million of charges related to a Voluntary Replacement Program. Income tax provision includes the negative impact of approximately $58 million related to changes in valuation allowances, reserve adjustments and nondeductible costs, partially offset by favorable adjustments of approximately $48 million related to prior periods.

24.    Tyco International Finance S.A.

        TIFSA, a wholly-owned subsidiary of the Company, has public debt securities outstanding (see Note 13) which are fully and unconditionally guaranteed by Tyco. TIFSA, which was formed in December 2006, is a holding company established in connection with the Separation as the successor company to TIGSA. During the third quarter of 2007, TIGSA's assets and liabilities were contributed to TIFSA, Covidien and Tyco Electronics. TIGSA was put into liquidation on June 1, 2007. TIFSA directly and indirectly owns substantially all of the operating subsidiaries of the Company, performs treasury operations and has assumed the indebtedness of TIGSA. The following tables present condensed consolidating financial information for Tyco, TIFSA and all other subsidiaries. Condensed financial information for Tyco and TIFSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

        During the second quarter of 2008, the Company completed a tax-free restructuring involving the transfer of certain investments from Tyco to TIFSA. Since the transactions were entirely among wholly-owned subsidiaries of Tyco, there was no impact on the Company's consolidated financial position, results of operations or cash flows. The transactions did, however, result in an increase to TIFSA's investment in subsidiaries of $1.9 billion. Since these transactions were among entities under common control, their effects have been reflected as of the beginning of the earliest period presented.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    Tyco International Finance S.A. (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 26, 2008
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$20,199	$—	$20,199
Cost of product sales	—	—	9,200	—	9,200
Cost of services	—	—	3,923	—	3,923
Selling, general and administrative expenses	58	5	4,843	—	4,906
Class action settlement, net of insurance recoveries	(10)	—	—	—	(10)
Separation costs	(19)	—	23	—	4
Goodwill impairment	—	—	9	—	9
Restructuring, asset impairment and divestiture charges, net	—	—	226	—	226

Operating (loss) income	(29)	(5)	1,975	—	1,941
Interest income	47	1	62	—	110
Interest expense	(47)	(336)	(13)	—	(396)
Other expense, net	39	(252)	(11)	—	(224)
Equity in net income of subsidiaries	2,552	1,523	—	(4,075)	—
Intercompany interest and fees	(1,467)	143	1,324	—	—

Income from continuing operations before income taxes and minority interest	1,095	1,074	3,337	(4,075)	1,431
Income taxes	—	159	(494)	—	(335)
Minority interest	—	—	(1)	—	(1)

Income from continuing operations	1,095	1,233	2,842	(4,075)	1,095
Income from discontinued operations, net of income taxes	458	465	462	(927)	458

Net income	$1,553	$1,698	$3,304	$(5,002)	$1,553

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    Tyco International Finance S.A. (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 28, 2007
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$18,477	$—	$18,477
Cost of product sales	—	—	8,495	—	8,495
Cost of services	—	—	3,722	—	3,722
Selling, general and administrative expenses	84	(46)	4,738	—	4,776
Class action settlement, net of insurance recoveries	2,862	—	—	—	2,862
Separation costs	99	1	5	—	105
Goodwill impairment	—	—	46	—	46
Restructuring, asset impairment and divestiture charges, net	—	—	203	—	203

Operating (loss) income	(3,045)	45	1,268	—	(1,732)
Interest income	42	9	53	—	104
Interest expense	(41)	(257)	(15)	—	(313)
Other income (expense), net	—	(253)	(2)	—	(255)
Equity in net income of subsidiaries	1,745	450	—	(2,195)	—
Intercompany interest and fees	(1,225)	414	811	—	—

(Loss) income from continuing operations before income taxes and minority interest	(2,524)	408	2,115	(2,195)	(2,196)
Income taxes	—	11	(335)	—	(324)
Minority interest	—	—	(4)	—	(4)

(Loss) income from continuing operations	(2,524)	419	1,776	(2,195)	(2,524)
Income from discontinued operations, net of income taxes	782	1,001	1,442	(2,443)	782

Net (loss) income	$(1,742)	$1,420	$3,218	$(4,638)	$(1,742)

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    Tyco International Finance S.A. (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 29, 2006
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$17,066	$—	$17,066
Cost of product sales	—	—	7,667	—	7,667
Cost of services	—	—	3,555	—	3,555
Selling, general and administrative expenses	(15)	56	4,384	—	4,425
Separation costs	17	—	32	—	49
Restructuring, asset impairment and divestiture charges, net	—	—	15	—	15

Operating (loss) income	(2)	(56)	1,413	—	1,355
Interest income	1	11	34	—	46
Interest expense	—	(254)	(25)	—	(279)
Equity in net income of subsidiaries	2,165	659	—	(2,824)	—
Intercompany interest and fees	(1,361)	572	789	—	—

Income from continuing operations before income taxes and minority interest	803	932	2,211	(2,824)	1,122
Income taxes	—	(82)	(222)	—	(304)
Minority interest	—	—	(1)	—	(1)

Income from continuing operations	803	850	1,988	(2,824)	817
Income from discontinued operations, net of income taxes	2,787	2,784	3,061	(5,845)	2,787

Income before cumulative effect of accounting change	3,590	3,634	5,049	(8,669)	3,604
Cumulative effect of accounting change, net of income taxes	—	—	(14)	—	(14)

Net income	$3,590	$3,634	$5,035	$(8,669)	$3,590

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    Tyco International Finance S.A. (Continued)

CONSOLIDATING BALANCE SHEET
As of September 26, 2008
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$1	$1,517	$—	$1,519
Accounts receivable, net	—	—	2,987	—	2,987
Inventories	—	—	1,865	—	1,865
Intercompany receivables	1,097	76	15,069	(16,242)	—
Prepaid expenses and other current assets	9	—	1,248	—	1,257
Deferred income taxes	—	—	529	—	529
Assets held for sale	256	213	384	(469)	384

Total current assets	1,363	290	23,599	(16,711)	8,541
Property, plant and equipment, net	—	—	3,503	—	3,503
Goodwill	—	—	11,498	—	11,498
Intangible assets, net	—	—	2,655	—	2,655
Investment in subsidiaries	45,381	21,573	—	(66,954)	—
Intercompany loans receivable	—	9,799	18,999	(28,798)	—
Other assets	114	83	2,410	—	2,607

Total Assets	$46,858	$31,745	$62,664	$(112,463)	$28,804

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$515	$40	$—	$555
Accounts payable	2	—	1,609	—	1,611
Accrued and other current liabilities	103	76	2,577	—	2,756
Deferred revenue	—	—	607	—	607
Intercompany payables	8,126	6,990	1,126	(16,242)	—
Liabilities held for sale	—	—	128	—	128

Total current liabilities	8,231	7,581	6,087	(16,242)	5,657
Long-term debt	—	3,605	104	—	3,709
Intercompany loans payable	22,573	384	5,841	(28,798)	—
Deferred revenue	—	—	1,189	—	1,189
Other liabilities	560	—	2,181	—	2,741

Total Liabilities	31,364	11,570	15,402	(45,040)	13,296
Minority interest	—	—	14	—	14
Shareholders' Equity:
Preference shares	—	—	2,500	(2,500)	—
Common shares	208	—	(18)	—	190
Other shareholders' equity	15,286	20,175	44,766	(64,923)	15,304

Total Shareholders' Equity	15,494	20,175	47,248	(67,423)	15,494

Total Liabilities and Shareholders' Equity	$46,858	$31,745	$62,664	$(112,463)	$28,804

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    Tyco International Finance S.A. (Continued)

CONSOLIDATING BALANCE SHEET
As of September 28, 2007
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$16	$—	$1,878	$—	$1,894
Accounts receivable, net	—	—	2,900	—	2,900
Inventories	—	—	1,783	—	1,783
Class action settlement escrow	2,992	—	—	—	2,992
Intercompany receivables	1,445	439	16,683	(18,567)	—
Prepaid expenses and other current assets	27	—	1,130	—	1,157
Deferred income taxes	—	—	458	—	458
Assets held for sale	723	664	1,385	(1,387)	1,385

Total current assets	5,203	1,103	26,217	(19,954)	12,569
Property, plant and equipment, net	—	—	3,526	—	3,526
Goodwill	—	—	11,499	—	11,499
Intangible assets, net	—	—	2,653	—	2,653
Investment in subsidiaries	42,681	18,958	—	(61,639)	—
Intercompany loans receivable	—	11,811	18,615	(30,426)	—
Other assets	187	36	2,345	—	2,568

Total Assets	$48,071	$31,908	$64,855	$(112,019)	$32,815

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$367	$13	$—	$380
Accounts payable	3	—	1,634	—	1,637
Class action settlement liability	2,992	—	—	—	2,992
Accrued and other current liabilities	131	77	2,661	—	2,869
Deferred revenue	—	—	583	—	583
Intercompany payables	7,694	9,022	1,851	(18,567)	—
Liabilities held for sale	—	—	662	—	662

Total current liabilities	10,820	9,466	7,404	(18,567)	9,123
Long-term debt	—	4,015	67	—	4,082
Intercompany loans payable	21,077	—	9,349	(30,426)	—
Deferred revenue	—	—	1,194	—	1,194
Other liabilities	550	16	2,159	—	2,725

Total Liabilities	32,447	13,497	20,173	(48,993)	17,124
Minority interest	—	—	67	—	67
Shareholders' Equity:
Preference shares	—	—	2,500	(2,500)	—
Common shares	398	—	(1)	—	397
Other shareholders' equity	15,226	18,411	42,116	(60,526)	15,227

Total Shareholders' Equity	15,624	18,411	44,615	(63,026)	15,624

Total Liabilities and Shareholders' Equity	$48,071	$31,908	$64,855	$(112,019)	$32,815

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    Tyco International Finance S.A. (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 26, 2008
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(4,034)	$(1,814)	$4,976	$—	$(872)
Net cash used in discontinued operating activities	—	—	(18)	—	(18)
Cash Flows From Investing Activities:
Capital expenditures	—	—	(734)	—	(734)
Proceeds from disposal of assets	—	—	28	—	28
Accounts purchased from ADT dealer program	—	—	(376)	—	(376)
Acquisition of businesses, net of cash acquired	—	—	(347)	—	(347)
Divestiture of businesses, net of cash retained	—	—	1	—	1
Class action settlement escrow	2,960	—	—	—	2,960
Intercompany dividend from subsidiary	—	62	—	(62)	—
Decrease in investments	—	—	32	—	32
Decrease in investment in subsidiaries	—	2,450	—	(2,450)	—
Net increase in intercompany loans	—	(75)	—	75	—
Increase in restricted cash	—	—	(17)	—	(17)
Other	—	—	(1)	—	(1)

Net cash provided by (used in) investing activities	2,960	2,437	(1,414)	(2,437)	1,546
Net cash provided by discontinued investing activities	—	—	911	—	911
Cash Flows From Financing Activities:
Net repayments of debt	—	(546)	(1)	—	(547)
Proceeds from exercise of share options	47	—	2	—	49
Dividends paid	(292)	—	—	—	(292)
Intercompany dividend to parent	—	—	(62)	62	—
Repurchase of common shares by subsidiary	—	—	(854)	—	(854)
Repurchase of common shares held in treasury	(192)	—	—	—	(192)
Decrease in equity from parent	—	—	(2,450)	2,450	—
Net intercompany loan borrowings (repayments)	1,496	—	(1,421)	(75)	—
Transfer from discontinued operations	—	—	897	—	897
Other	—	(76)	4	—	(72)

Net cash provided by (used in) financing activities	1,059	(622)	(3,885)	2,437	(1,011)
Net cash used in discontinued financing activities	—	—	(893)	—	(893)
Effect of currency translation on cash	—	—	(38)	—	(38)

Net (decrease) increase in cash and cash equivalents	(15)	1	(361)	—	(375)
Cash and cash equivalents at beginning of year	16	—	1,878	—	1,894

Cash and cash equivalents at end of year	$1	$1	$1,517	$—	$1,519

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    Tyco International Finance S.A. (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 28, 2007
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(930)	$6,560	$(3,816)	$—	$1,814
Net cash provided by discontinued operating activities	—	78	2,420	—	2,498
Cash Flows From Investing Activities:
Capital expenditures	—	—	(666)	—	(666)
Proceeds from disposal of assets	—	—	23	—	23
Accounts purchased from ADT dealer program	—	—	(409)	—	(409)
Acquisition of businesses, net of cash acquired	—	—	(31)	—	(31)
Divestiture of businesses, net of cash retained	—	—	8	—	8
Class action settlement escrow	(2,960)	—	—	—	(2,960)
Liquidation of rabbi trust investments	—	—	271	—	271
Decrease in investments	—	—	4	—	4
Decrease (increase) in investment in subsidiaries	2,971	(4,507)	132	1,404	—
Net increase in intercompany loans	—	(2,135)	—	2,135	—
Decrease in restricted cash	—	—	5	—	5
Other	—	—	15	—	15

Net cash provided by (used in) investing activities	11	(6,642)	(648)	3,539	(3,740)
Net cash used in discontinued investing activities	—	(78)	(810)	78	(810)
Cash Flows From Financing Activities:
Net repayments of debt	—	(5,924)	(4)	—	(5,928)
Proceeds from exercise of share options	369	—	37	—	406
Dividends paid	(791)	—	—	—	(791)
Repurchase of common shares by subsidiary	—	—	(727)	—	(727)
(Decrease) increase in equity from parent	—	(2,977)	4,381	(1,404)	—
Net intercompany loan borrowings	1,355	—	780	(2,135)	—
Transfer from discontinued operations	—	7,825	760	—	8,585
Other	—	—	12	—	12

Net cash provided by (used in) financing activities	933	(1,076)	5,239	(3,539)	1,557
Net cash used in discontinued financing activities	—	—	(872)	(78)	(950)
Effect of currency translation on cash	—	—	70	—	70
Effect of currency translation on cash related to discontinued operations	—	—	33	—	33

Net increase (decrease) in cash and cash equivalents	14	(1,158)	1,616	—	472
Less: net increase in cash related to discontinued operations	—	—	(771)	—	(771)
Cash and cash equivalents at beginning of year	2	1,158	1,033	—	2,193

Cash and cash equivalents at end of year	$16	$—	$1,878	$—	$1,894

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    Tyco International Finance S.A. (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 29, 2006
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(513)	$(2,544)	$5,039	$—	$1,982
Net cash provided by discontinued operating activities	—	1,330	2,254	—	3,584
Cash Flows From Investing Activities:
Capital expenditures	—	—	(556)	—	(556)
Proceeds from disposal of assets	—	—	39	—	39
Accounts purchased from ADT dealer program	—	—	(373)	—	(373)
Acquisition of businesses, net of cash acquired	—	—	(5)	—	(5)
Divestiture of businesses, net of cash retained	—	—	11	—	11
Decrease (increase) in investments	—	99	(41)	—	58
Net decrease in intercompany loans	—	3,407	—	(3,407)	—
Decrease in restricted cash	—	—	20	—	20
Other	—	—	(18)	—	(18)

Net cash provided by (used in) investing activities	—	3,506	(923)	(3,407)	(824)
Net cash used in discontinued investing activities	—	(1,330)	(603)	1,330	(603)
Cash Flows From Financing Activities:
Net repayments of debt	(2)	(1,008)	(80)	—	(1,090)
Proceeds from exercise of share options	213	—	36	—	249
Dividends paid	(806)	—	—	—	(806)
Repurchase of common shares by subsidiary	—	—	(2,544)	—	(2,544)
Net intercompany loan borrowings (repayments)	1,107	—	(4,514)	3,407	—
Transfer from discontinued operations	—	—	2,436	—	2,436
Other	—	—	(10)	—	(10)

Net cash provided by (used in) financing activities	512	(1,008)	(4,676)	3,407	(1,765)
Net cash used in discontinued financing activities	—	—	(1,363)	(1,330)	(2,693)
Effect of currency translation on cash	—	—	21	—	21
Effect of currency translation on cash related to discontinued operations	—	—	21	—	21

Net decrease in cash and cash equivalents	(1)	(46)	(230)	—	(277)
Less: net increase in cash related to discontinued operations	—	—	(309)	—	(309)
Cash and cash equivalents at beginning of year	3	1,204	1,572	—	2,779

Cash and cash equivalents at end of year	$2	$1,158	$1,033	$—	$2,193

25.    Subsequent Events

        On October 7, 2008, the Company acquired Vue Technology, Inc., a leading provider of radio frequency identification (RFID) technology, for approximately $43 million to strengthen the technology portfolio offered to retailers through its Sensormatic business.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.    Subsequent Events (Continued)

        On October 7, 2008, the Company granted Tyco employees 5.3 million share options with a weighted-average grant-date fair value of $7.15 per share at the date of grant. Additionally, the Company granted 1.7 million and 1.0 million restricted stock units and performance share units with a fair value of $29.00 and $27.84 per share on the date of grant, respectively.

        During the first quarter of 2009, the Company agreed to settle Sciallo v. Tyco International Ltd., et al., and Hess v. Tyco International Ltd., et al., for approximately $2 million and $16 million, respectively. Of the amounts, the Company is responsible for an aggregate of approximately $5 million under the terms of the Separation and Distribution Agreement.

 TYCO INTERNATIONAL LTD.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Description	Balance at Beginning of Year	Additions Charged to Income	Divestitures and Other	Deductions	Balance at End of Year
Accounts Receivable:
Year Ended September 29, 2006	$259	$31	$16	$(104)	$202
Year Ended September 28, 2007	202	51	19	(79)	193
Year Ended September 26, 2008	193	85	9	(75)	212

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
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
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
TYCO INTERNATIONAL LTD. Index to Consolidated Financial Information
MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF OPERATIONS Years ended September 26, 2008, September 28, 2007 and September 29, 2006 (in millions, except per share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED BALANCE SHEETS As of September 26, 2008 and September 28, 2007 (in millions, except share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Years Ended September 26, 2008, September 28, 2007 and September 29, 2006 (in millions)
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended September 26, 2008, September 28, 2007 and September 29, 2006 (in millions)
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
CONSOLIDATING STATEMENT OF OPERATIONS For the Year Ended September 26, 2008 ($ in millions)
CONSOLIDATING STATEMENT OF OPERATIONS For the Year Ended September 28, 2007 ($ in millions)
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING STATEMENT OF OPERATIONS For the Year Ended September 29, 2006 ($ in millions)
CONSOLIDATING BALANCE SHEET As of September 26, 2008 ($ in millions)
CONSOLIDATING BALANCE SHEET As of September 28, 2007 ($ in millions)
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING STATEMENT OF CASH FLOWS For the Year Ended September 26, 2008 ($ in millions)
CONSOLIDATING STATEMENT OF CASH FLOWS For the Year Ended September 28, 2007 ($ in millions)
CONSOLIDATING STATEMENT OF CASH FLOWS For the Year Ended September 29, 2006 ($ in millions)
TYCO INTERNATIONAL LTD. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in millions)