Form 10-Q
period 2008-12-26
TYCO INTERNATIONAL LTD /BER/
filed 2009-02-03
CIK 833444

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 26, 2008
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

        The number of common shares outstanding as of January 26, 2009 was 473,316,233.

 TYCO INTERNATIONAL LTD.
INDEX TO FORM 10-Q

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions, except per share data)

	For the Quarters Ended
	December 26, 2008	December 28, 2007
Revenue from product sales	$2,768	$3,096
Service revenue	1,658	1,741

Net revenue	4,426	4,837
Cost of product sales	1,979	2,191
Cost of services	890	966
Selling, general and administrative expenses	1,140	1,167
Separation costs	—	9
Restructuring, asset impairment and divestiture charges, net	4	11

Operating income	413	493
Interest income	12	58
Interest expense	(73)	(117)
Other income, net	4	52

Income from continuing operations before income taxes and minority interest	356	486
Income taxes	(84)	(125)
Minority interest	—	(1)

Income from continuing operations	272	360
Income from discontinued operations, net of income taxes	5	3

Net income	$277	$363

Basic earnings per share:
Income from continuing operations	$0.57	$0.73
Income from discontinued operations	0.02	0.01

Net income	$0.59	$0.74

Diluted earnings per share:
Income from continuing operations	$0.57	$0.72
Income from discontinued operations	0.01	0.01

Net income	$0.58	$0.73

Weighted-average number of shares outstanding:
Basic	473	493
Diluted	475	497

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)

	December 26, 2008	September 26, 2008
Assets
Current Assets:
Cash and cash equivalents	$1,193	$1,519
Accounts receivable, less allowance for doubtful accounts of $176 and $187, respectively	2,747	2,981
Inventories	1,884	1,858
Prepaid expenses and other current assets	1,651	1,785
Assets held for sale	355	398

Total current assets	7,830	8,541
Property, plant and equipment, net	3,348	3,503
Goodwill	11,020	11,498
Intangible assets, net	2,607	2,655
Other assets	2,579	2,607

Total Assets	$27,384	$28,804

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$235	$555
Accounts payable	1,336	1,608
Accrued and other current liabilities	2,360	2,750
Deferred revenue	528	607
Liabilities held for sale	112	137

Total current liabilities	4,571	5,657
Long-term debt	4,132	3,709
Other liabilities	3,773	3,930

Total Liabilities	12,476	13,296

Commitments and Contingencies (Note 10)
Minority interest	14	14
Shareholders' Equity:
Preference shares, $4 par value, 31,250,000 shares authorized, none outstanding	—	—
Common shares, $0.80 par value, 1,000,000,000 shares authorized; 478,184,798 and 477,667,844 shares outstanding, net of 22,083,927 and 21,952,786 shares owned by subsidiaries, respectively,	382	382
Common shares held in treasury, 4,882,081 and 4,882,081 shares, respectively	(192)	(192)
Capital in excess:
Share premium	9,236	9,236
Contributed surplus	4,730	4,711
Accumulated earnings	1,301	1,125
Accumulated other comprehensive (loss) income	(563)	232

Total Shareholders' Equity	14,894	15,494

Total Liabilities and Shareholders' Equity	$27,384	$28,804

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	For the Quarter Ended
	December 26, 2008	December 28, 2007
Cash Flows From Operating Activities:
Net income	$277	$363
Income from discontinued operations, net of income taxes	(5)	(3)

Income from continuing operations	272	360
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	275	276
Non-cash compensation expense	29	35
Deferred income taxes	(17)	(56)
Provision for losses on accounts receivable and inventory	34	30
Other non-cash items	18	13
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	13	(72)
Inventories	(151)	(118)
Prepaid expenses and other current assets	14	(53)
Accounts payable	(175)	(139)
Accrued and other current liabilities	(300)	(341)
Income taxes, net	30	13
Other	14	(101)

Net cash provided by (used in) operating activities	56	(153)

Net cash used in discontinued operating activities	—	(24)

Cash Flows From Investing Activities:
Capital expenditures	(159)	(176)
Proceeds from disposal of assets	2	7
Acquisition of businesses, net of cash acquired	(45)	(22)
Accounts purchased from ADT dealer program	(117)	(90)
Other	18	(4)

Net cash used in investing activities	(301)	(285)

Net cash provided by (used in) discontinued investing activities	3	(19)

Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	—	11
Repayment of short-term debt	(336)	—
Proceeds from issuance of long-term debt	787	—
Repayment of long-term debt, including debt tenders	(345)	(3)
Proceeds from exercise of share options	—	13
Dividends paid	(95)	(74)
Repurchase of common shares by subsidiary	(3)	(229)
Transfer from (to) discontinued operations	3	(42)
Other	2	(70)

Net cash provided by (used in) financing activities	13	(394)

Net cash (used in) provided by discontinued financing activities	(3)	43

Effect of currency translation on cash	(94)	7

Net decrease in cash and cash equivalents	(326)	(825)
Cash and cash equivalents at beginning of period	1,519	1,894

Cash and cash equivalents at end of period	$1,193	$1,069

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

For the Quarters Ended December 26, 2008 and December 28, 2007

(in millions)

	Number of Common Shares	Common Shares $0.80 Par Value	Treasury Shares	Share Premium	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Income	Total
Balance at September 28, 2007	496	$397	$—	$9,189	$5,439	$34	$565	$15,624
Comprehensive income:
Net income						363		363
Currency translation							79	79
Unrealized gain on marketable securities and derivative instruments net of income taxes of $1 million							2	2
Change in unrecognized loss and prior service cost (credit), net of income taxes of $2 million							4	4

Total comprehensive income								448
Dividends declared						(74)		(74)
Share options exercised, including tax benefit of $4 million				13	4			17
Repurchase of common shares by subsidiary	(5)	(4)			(225)			(229)
Compensation expense					36			36
Adoption of FIN No. 48 (see Note 5)						(79)		(79)
Other						(15)		(15)

Balance at December 28, 2007	491	$393	$—	$9,202	$5,254	$229	$650	$15,728

	Number of Common Shares	Common Shares $0.80 Par Value	Treasury Shares	Share Premium	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 26, 2008	473	$382	$(192)	$9,236	$4,711	$1,125	$232	$15,494
Comprehensive income:
Net income						277		277
Currency translation							(865)	(865)
Unrealized gain on marketable securities and derivative instruments net of income taxes of $3 million							5	5
Change in unrecognized loss and prior service cost (credit), net of income taxes of $2 million							4	4

Total comprehensive income								(579)
Dividends declared						(95)		(95)
Vesting of share based equity awards tax effect					(7)			(7)
Repurchase of common shares by subsidiary					(3)			(3)
Compensation expense					29			29
Adoption of SFAS No. 158, net of income tax benefit of $2 million and income taxes $28 million, respectively, (see Note 11)						(5)	61	56
Other						(1)		(1)

Balance at December 26, 2008	473	$382	$(192)	$9,236	$4,730	$1,301	$(563)	$14,894

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation and Summary of Significant Accounting Policies

        Basis of Presentation—The unaudited Consolidated Financial Statements include the consolidated results of Tyco International Ltd., a company organized under the laws of Bermuda, and its subsidiaries (Tyco and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Tyco"). On December 10, 2008 the Company announced that its Board of Directors approved proposals to move the Company's jurisdiction of incorporation from Bermuda to Switzerland (the "Change of Domicile"). The Change of Domicile, along with a number of organizational matters necessary to accomplish it, is subject to approval by the Company's shareholders. These proposals will be voted on at a Special General Meeting of shareholders scheduled for March 12, 2009. If approved, the Company expects the Change of Domicile to take effect as soon as practicable following the Special General Meeting. The Company does not expect that the Change of Domicile will have a material impact on how Tyco conducts its day-to-day operations or on its financial position, results of operations and cash flows.

        The financial statements have been prepared in United States dollars and in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 2008 (the "2008 Form 10-K").

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

        References to 2009 and 2008 are to Tyco's fiscal quarters ending December 26, 2008 and December 28, 2007, respectively, unless otherwise indicated.

        Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation. The Company has reclassified certain businesses to discontinued operations (see footnote 2). Additionally, the Company has realigned certain business operations as of September 27, 2008. This change resulted in certain prior period amounts being recast within Note 13.

        Recently Adopted Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 became effective for Tyco in the first quarter of 2009 for financial assets and liabilities only. The adoption did not have a material impact on the Company's financial position, results of operations and cash flows. See Note 9 for additional information related to the adoption of SFAS No. 157.

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

        SFAS No. 158 also requires companies to measure plan assets and benefit obligations as of their fiscal year end. The Company adopted the measurement date provisions of SFAS No. 158 on September 27, 2008. As a result, Tyco measured its plan assets and benefit obligations on September 26, 2008 and adjusted its opening balances of accumulated earnings and accumulated other comprehensive income for the change in net periodic benefit cost and fair value, respectively, from the previously used measurement date of August 31, 2008. The adoption of the measurement date provisions resulted in a net decrease to accumulated earnings of $5 million, net of an income tax benefit of $2 million, and a net increase to accumulated other comprehensive income of $61 million, net of income taxes of $28 million. See Note 11 for additional information related to the adoption of SFAS No. 158.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 became effective for Tyco in the first quarter of 2009. On September 27, 2008, the Company did not elect the fair value option under SFAS 159 for eligible items.

        In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. The Company adopted the provisions of SFAS No. 162 as of November 15, 2008. The adoption did not have a material impact on the Company's financial position, results of operations and cash flows.

        Recently Issued Accounting Pronouncements—In June 2008 the FASB ratified FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" (FSP No. EITF 03-6-1), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, "Earnings per Share" (SFAS No. 128). FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. FSP No. EITF 03-6-1 is effective for Tyco starting with the first interim period of fiscal 2010, and shall be applied retrospectively to all prior periods. The Company is currently evaluating the effects, if any, that FSP No. EITF 03-6-1 may have on earnings per share.

        In April 2008, the FASB issued Staff Position ("FSP") No. 142-3, "Determination of the Useful Life of Intangible Assets". FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets". FSP No. 142-3 is effective for Tyco in the first quarter of 2010. The Company is currently assessing what impact, if any, that FSP No. 142-3 will have on its financial position, results of operations and cash flows.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's results of operations, financial position and cash flows. The disclosure provisions of SFAS No. 161 are effective for Tyco in the second quarter of 2009.

        In December 2007, the FASB issued SFAS 141 (Revised 2007), "Business Combinations." SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that business combinations are still accounted for at fair value. However, the accounting for certain other aspects of business combinations will be affected. Acquisition costs will generally be expensed as incurred. Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date. In-process research and development will be recorded at fair value as an indefinite-lived intangible at the acquisition date until it is completed or abandoned and its useful life can be determined. Changes in deferred tax asset valuation allowances and uncertain tax positions after the acquisition date will generally impact income tax expense. SFAS No. 141(R) also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141(R) is effective, on a prospective basis, for Tyco in the first quarter of fiscal 2010.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51". SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest prior to the adoption of SFAS 160) as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest should be included in consolidated net income on the face of the statement of income. SFAS No. 160 also amends certain of Accounting Research Bulletin No. 51's consolidation procedures in order to achieve consistency with the requirements of SFAS No. 141R. The statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This statement is effective for Tyco in the first quarter of fiscal 2010. The Company is currently assessing what impact, if any, that SFAS No. 160 will have on its financial position, results of operations and cash flows.

        In December 2008, the FASB issued FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets". The FSP requires additional disclosures about plan assets related to an employer's defined benefit pension or other post retirement plans to enable investors to better understand how investment decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and the significant concentrations of risk within plan assets. The disclosure provisions of FSP No. FAS 132(R)-1 are effective for Tyco for fiscal 2010.

2.    Divestitures

        During the quarter, the Company continued to assess the strategic fit of its various businesses and has pursued divestiture of certain businesses which do not align with its long-term strategy.

Held for Sale and Reflected as Continuing Operations

        During the first quarter of 2009 and the third quarter of 2008, the Company approved a plan to sell businesses in the Electrical and Metal Products and Safety Products segments, respectively. These

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.    Divestitures (Continued)

businesses have been presented in continuing operations as the criteria for discontinued operations have not been met. The Company has assessed and determined that the carrying value of these businesses are recoverable and will continue to assess recoverability based on current fair value, less cost to sell, until these businesses are sold. Fair value used for the impairment assessment was based on existing market conditions. The Company expects to complete the sale of the businesses during fiscal 2009.

Discontinued Operations

        As previously reported in Tyco's periodic filings, in July 2008, the Company substantially completed the sale of its Infrastructure Services business, which met the criteria to be presented as discontinued operations. In order to complete the sale of the Earth Tech Brasil Ltda. ("ET Brasil") and Earth Tech UK businesses and certain assets in China, the Company is required to obtain consents and approvals to transfer the legal ownership of the businesses and assets. At December 26, 2008, the necessary consents and approvals for ET Brasil and Earth Tech UK and substantially all of the assets in China had not been obtained by the Company. The Company expects to obtain the necessary consents and approvals during fiscal year 2009. See Note 18. At December 26, 2008, the Company has assessed and determined that the carrying value of the remaining assets are recoverable based on current fair value, less cost to sell. The Company will continue to assess recoverability until the remaining assets are sold.

        During the first quarter of fiscal 2008, the Board of Directors approved for divestiture Nippon Dry-Chemical Co., Ltd. ("NDC"), one of the leading companies in the Japanese fire protection industry. The Company recorded a $6 million pre-tax impairment charge to write the business down to its fair value less cost to sell during the quarter ended December 28, 2007. In February 2008, the Company sold NDC for $50 million in net cash proceeds.

        During fiscal year 2007, Tyco completed the spin-offs of its Healthcare and Electronics businesses (the "Separation"). The Company has used available information to develop its best estimates for certain assets and liabilities related to the Separation. In limited instances, final determination of the balances will be made in subsequent periods. During the quarter ended December 28, 2007, $15 million was recorded as a reduction to shareholders' equity, primarily related to adjustments to certain pre-Separation tax liabilities. During the quarter ended December 26, 2008, $4 million of other items was recorded as an increase to shareholders' equity. Adjustments in the future for the impact of filing final income tax returns in certain jurisdictions where those returns include a combination of Tyco, Covidien and/or Tyco Electronics legal entities and for certain amended income tax returns for the periods prior to the Separation may be recorded to either shareholders' equity or the statement of income depending on the specific item giving rise to the adjustment.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.    Divestitures (Continued)

        Net revenue, income from operations, gain (loss) on sale and income tax expense for discontinued operations are as follows ($ in millions):

	For the Quarters Ended
	December 26, 2008	December 28, 2007
Net revenue	$7	$412

Pre-tax income from discontinued operations	$3	$35
Pre-tax gain (loss) on sale of discontinued operations	2	(10)
Economic hedge of Empresa de Transmissao do Oeste Ltda. sale price	—	(10)
Income tax expense	—	(12)

Income from discontinued operations, net of income taxes	$5	$3

        Balance sheet information for pending divestitures is as follows ($ in millions):

	December 26, 2008	September 26, 2008
Accounts receivable, net	$45	$58
Inventories	30	31
Prepaid expenses and other current assets	18	19
Property, plant and equipment, net	20	20
Goodwill and other intangible assets, net	139	157
Other assets	103	113

Total assets	$355	$398

Loans payable and current maturities of long-term debt	4	$4
Accounts payable	24	30
Accrued and other current liabilities	60	63
Other liabilities	24	40

Total liabilities	$112	$137

Gains (Losses) on divestitures

        During the quarter ended December 26, 2008, the Company recorded $3 million of divestiture charges in restructuring, asset impairment and divestiture charges, net in the Company's Consolidated Statements of Income in connection with the divestiture and write-down to fair value of certain businesses that did not meet the criteria for discontinued operations. There were no divestiture charges during the quarter ended December 28, 2007.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net

        Restructuring and asset impairment charges, net are as follows ($ in millions):

	For the Quarters Ended
	December 26, 2008	December 28, 2007
ADT Worldwide	$1	$6
Flow Control	1	2
Fire Protection Services	—	1
Electrical and Metal Products	2	4
Safety Products	1	1

	$5	$14

        During the quarters ended December 26, 2008 and December 28, 2007, restructuring and asset impairment charges, net were included in the Company's Consolidated Statements of Income as follows ($ in millions):

Cost of sales	$—	$3
Selling, general and administrative	4	—
Restructuring, asset impairment and divestiture charges, net	1	11

	$5	$14

        To further improve operating efficiency, during the first quarter of 2007, the Company launched a restructuring program (the "2007 Program") across all of the Company's segments, including the corporate organization, to streamline some of the businesses and reduce the operational footprint. As of September 26, 2008, the Company had substantially completed the program. Upon initiation of the program, the Company expected to incur aggregate charges related to the program of approximately $350 million to $400 million primarily through the end of calendar 2008. Since the inception of this program through December 26, 2008, the Company incurred charges of $395 million related to this program.

        The Company has identified additional opportunities for cost savings through restructuring activities in fiscal 2009. The Company expects to incur restructuring charges of approximately $100 to $150 million in fiscal 2009. During the first quarter of fiscal 2009, the Company incurred charges of $1 million related to these additional opportunities.

2009 Net Restructuring

        Net restructuring and asset impairment charges during the quarter ended December 26, 2008 were $5 million, which include $4 million for the accelerated depreciation of assets expected to become obsolete as a result of the restructuring. The remaining charge of $1 million consists of $2 million of employee severance and benefits and $3 million of facility exit charges offset by $4 million of restructuring reversals resulting from the Company completing restructuring activities announced in prior years for amounts less than originally estimated.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net (Continued)

2008 Net Restructuring

        Net restructuring and asset impairment charges during the quarter ended December 28, 2007 were $14 million, which include $3 million for the non-cash write down in carrying value of inventory and accelerated depreciation of assets expected to become obsolete as a result of the restructuring. The remaining charge consists of $6 million of employee severance and benefits, $9 million of facility exit charges and other cash charges and $1 million of asset impairments offset by $5 million of restructuring reversals resulting from the Company completing restructuring activities announced in prior years for amounts less than originally estimated.

Restructuring Reserves

        Restructuring reserves from September 26, 2008 to December 26, 2008 by the year in which the restructuring action was initiated are as follows ($ in millions):

	Year of Restructuring Action
		2007 Program
	2009	2008	2007	Subtotal	Prior	Total
Balance at September 26, 2008	$—	$98	$55	$153	$16	$169
Charges	1	3	1	4	—	5
Reversals	—	(3)	(1)	(4)	—	(4)
Utilization	(1)	(9)	(9)	(18)	—	(19)
Reclass/transfers	—	(2)	1	(1)	—	(1)
Currency translation	1	(3)	(5)	(8)	(1)	(8)

Balance at December 26, 2008	$1	$84	$42	$126	$15	$142

        Restructuring reserves by segment are as follows ($ in millions):

	December 26, 2008	September 26, 2008
ADT Worldwide	$39	$50
Flow Control	5	7
Fire Protection Services	23	27
Electrical and Metal Products	11	14
Safety Products	60	66
Corporate and Other	4	5

	$142	$169

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net (Continued)

        At December 26, 2008 and September 26, 2008, restructuring reserves were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	December 26, 2008	September 26, 2008
Accrued and other current liabilities	$120	$148
Other liabilities	22	21

	$142	$169

4.    Acquisitions

Acquisitions

        During the quarter ended December 26, 2008, cash paid for acquisitions included in continuing operations totaled $46 million, which primarily related to the acquisition of Vue Technology, Inc., a provider of radio frequency identification (RFID) technology, for $43 million by the Company's Safety Products segment.

        During the quarter ended December 28, 2007, cash paid for acquisitions included in continuing operations totaled $22 million, and were primarily within the Company's Safety Products and Flow Control segments.

ADT Dealer Program

        During the quarter ended December 26, 2008 and December 28, 2007, Tyco paid $117 million and $90 million of cash, respectively, to acquire approximately 130,000 and 102,000 customer contracts for electronic security services through the ADT dealer program.

5.    Income Taxes

        The Company did not have a significant change to its unrecognized tax benefits during the quarter ended December 26, 2008.

        Many of Tyco's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
United States	1997-2008
Australia	2004-2008
France	1999-2008
Germany	1998-2008
United Kingdom	2000-2008
Canada	1999-2008

        Based on the current status of its income tax audits, the Company does not anticipate a significant change to its unrecognized tax benefits in the next twelve months.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.    Income Taxes (Continued)

        At December 26, 2008, the Company had recorded deferred tax assets of $1.6 billion, net of valuation allowances of $745 million. At each balance sheet date, management evaluates whether the Company's deferred tax assets are more likely than not of being realized and if sufficient future taxable income will be available by assessing current period and projected operating results and other pertinent data. If current economic conditions persist or worsen future taxable income of entities with deferred tax assets could be negatively impacted, which may require additional valuation allowances to be recorded in future reporting periods related to the Company's deferred tax assets.

Tax Sharing Agreement

        In connection with the spin-offs of Covidien and Tyco Electronics from Tyco, Tyco entered into a Tax Sharing Agreement that generally governs Covidien's, Tyco Electronics' and Tyco's respective rights, responsibilities, and obligations after the Separation with respect to taxes, including ordinary course of business taxes and taxes, if any, that may be incurred as a result of any failure of the distribution of all of the shares of Covidien or Tyco Electronics to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Code or certain internal transactions undertaken in anticipation of the spin-offs to qualify for tax-favored treatment under the Code.

        Under the Tax Sharing Agreement, the Company shares responsibility for certain of Tyco's, Covidien's and Tyco Electronics' income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and Tyco Electronics share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and Tyco Electronics' U.S. and certain non-U.S. income tax returns. All costs and expenses associated with the management of these shared tax liabilities are shared equally among the parties. At December 26, 2008 and September 26, 2008, Tyco has recorded a net receivable from Covidien and Tyco Electronics of $124 million and $126 million, respectively, of which $117 million and $113 million, respectively, are included in other noncurrent assets and $7 million and $13 million, respectively, are included in prepaid expenses and other current assets as the Company's estimate of their Tax Sharing obligations. Other liabilities include $554 million at both December 26, 2008 and September 26, 2008, for the fair value of Tyco's obligations under the Tax Sharing Agreement, determined in accordance with FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Tyco assesses the shared tax liabilities and related FIN No. 45 liability at each reporting period. The receivable and liability were initially recognized with an offset to shareholders' equity in 2007. In the first quarter of 2008, in connection with the adoption of FIN No. 48, "Accounting for Uncertainty in Incomes Taxes—an interpretation of FASB Statement No. 109," and the related increase in uncertain tax positions for shared tax liabilities under the Tax Sharing Agreement, Tyco increased its receivable from Covidien and Tyco Electronics under the Tax Sharing Agreement with a corresponding increase to other income, net by $40 million ($0.08 for both basic and diluted earnings per share). In addition, $4 million of income for other activity was recorded in accordance with the Tax Sharing Agreement during the quarter ended December 26, 2008.

        Tyco will provide payment under the Tax Sharing Agreement as the shared income tax liabilities are settled. Settlement is expected to occur as the audit process by local taxing authorities is completed for the impacted years. Given the nature of the shared liabilities, the maximum amount of potential future payments is not determinable.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.    Income Taxes (Continued)

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

        If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party's fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, the Company could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, the Company may be obligated to pay amounts in excess of its agreed-upon share of Tyco's, Covidien's and Tyco Electronics' tax liabilities. See Note 16 for further discussion of guarantees and indemnifications extended between Tyco, Covidien and Tyco Electronics.

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

        In 2004, in connection with the IRS audit of the 1997 through 2000 years, the Company submitted to the IRS proposed adjustments to certain prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously filed. During 2006, the IRS accepted substantially all of the proposed adjustments, and the Company developed proposed amendments to U.S. federal income tax returns for additional periods through 2002. On the basis of previously accepted amendments, the Company has determined that these adjustments will more-likely-than-not be accepted and, accordingly, has recorded them in the Consolidated Financial Statements. Such adjustments did not have a material impact on the Company's financial condition, results of operations and cash flows.

        Additionally, during 2008 the Company completed proposed amendments to its U.S. federal income tax returns for periods subsequent to 2002, which primarily reflect the roll forward through 2006 of the amendments for the periods 1997 to 2002. Such adjustments did not have a material impact on the Company's financial condition, results of operations and cash flows. While the final adjustments cannot be determined until the income tax return amendment process and the IRS review is completed,

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.    Income Taxes (Continued)

the Company believes that any resulting adjustments will not have a material impact on its financial condition, results of operations and cash flows.

        The IRS proposed civil fraud penalties against a prior subsidiary that was distributed to Tyco Electronics arising from alleged actions of former executives in connection with intercompany transfers of stock of Simplex Technologies in 1998 and 1999. Based on statutory guidelines, the Company estimates the proposed penalties could range between $30 million and $50 million. The Company, as Audit Managing Party as specified in the Tax Sharing Agreement, will vigorously oppose the assertion of any such penalties against Tyco Electronics, in part, because beginning in 2003 the Company discovered, investigated and reported the conduct at issue to the IRS and fully cooperated in the criminal prosecution of the Company's former Chief Tax Officer on a charge of willful filing of a false tax return. This is a pre-Separation shared tax matter under the Tax Sharing Agreement.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.    Earnings Per Share

        The reconciliations between basic and diluted earnings per share are as follows (in millions, except per share data):

	Quarter Ended December 26, 2008			Quarter Ended December 28, 2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Income from continuing operations	$272	473	$0.57	$360	493	$0.73
Share options, restricted share awards and deferred stock units	—	2		—	4

Diluted earnings per share:
Income from continuing operations, giving effect to dilutive adjustments	$272	475	$0.57	$360	497	$0.72

        The computation of diluted earnings per share for the quarter ended December 26, 2008 excludes the effect of the potential exercise of options to purchase approximately 25 million shares and excludes restricted share awards and deferred stock units of approximately 6 million shares because the effect would be anti-dilutive.

        The computation of diluted earnings per share for the quarter ended December 28, 2007 excludes the effect of the potential exercise of options to purchase approximately 21 million shares and excludes restricted share awards and deferred stock units of approximately 4 million shares because the effect would be anti-dilutive.

7.    Goodwill and Intangible Assets

        Annually, in the fiscal fourth quarter, and more frequently if triggering events occur, the Company tests goodwill for impairment by comparing the fair value of each reporting unit with its carrying amount.

        Fair value for the goodwill impairment test is determined utilizing a discounted cash flow analysis based on the Company's forecasts discounted using the Company's weighted average cost of capital and market indicators of terminal year cash flows. Other valuation methods, such as market approach utilizing market multiples are used to corroborate the discounted cash flow analysis performed at each reporting unit. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered potentially impaired. In determining fair value, management relies on and considers a number of factors, including but not limited to, operating results, business plans, economic projections, forecasts including anticipated future cash flows, and market data and analysis, including market capitalization. Fair value determinations are sensitive to changes in the factors described above. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill recoverability.

        During the first quarter of fiscal 2009, the Company experienced a decline in its market capitalization due to the current global economic environment and volatility in the stock market. At December 26, 2008, the Company's market capitalization was less than its book value. Subsequent to December 26, 2008, the Company's stock price continued to be volatile. However, it continued to remain below its book value. As described above, the Company considers market capitalization as one of a number of factors in its evaluation of recoverability of goodwill. The Company considered and

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Goodwill and Intangible Assets (Continued)

evaluated the decline in market capitalization as well as the other factors described above. The Company concluded that its goodwill balance of $11 billion at December 26, 2008 continues to be recoverable. As part of the Company's ongoing monitoring efforts the Company will continue to consider the uncertainty surrounding the current global economic environment and volatility in the stock market as well as in the Company's own stock price in assessing goodwill recoverability.

        Based on the most recent annual impairment test performed during the fourth quarter of 2008, the Company has certain reporting units which have limited excess of fair value over carrying amount. Specifically, the Electrical and Metal Products segment ($1.0 billion goodwill balance) and three reporting units within the ADT Worldwide segment (aggregating $1.1 billion of a goodwill balance among the three reporting units) each had less than a ten percent excess of fair value over carrying amount. At December 26, 2008, such reporting units continue to have limited excess of fair value over carrying amount.

        Additionally, the Company concluded that its indefinite lived intangible asset balance at December 26, 2008 continues to be recoverable. Indefinite lived intangible assets consisting primarily of trade names are tested for impairment using the relief from royalty method. However, fair value determinations require considerable judgment and are sensitive to change. In light of current economic conditions and the downturn within the retail industry, impairments to intangible assets could occur in future periods. The Company has certain indefinite lived intangible assets which have limited excess of fair value over carrying amount. The indefinite lived intangible assets with less than a ten percent excess of fair value over carrying amount in the aggregate was approximately $206 million at December 26, 2008, which related to the retail business of the Company's ADT Worldwide segment.

        Effective September 27, 2008, businesses were realigned among the ADT Worldwide and Fire Protection Services segments, Electrical and Metal Products and Safety Products segments and Fire Protection Services and Flow Control segments. As a result of these realignments, goodwill was reallocated as detailed below. As part of the realignment the Company tested the related goodwill balances for recoverability and determined goodwill continues to be recoverable.

        The changes in the carrying amount of goodwill are as follows ($ in millions):

	ADT Worldwide	Fire Protection Services	Flow Control	Safety Products	Electrical and Metal Products	Total
Balance at September 26, 2008	$5,081	$1,467	$1,993	$1,933	$1,024	$11,498
Purchase Accounting Adjustments	—	—	—	2	—	2
Acquisitions	1	—	1	16	—	18
Divestitures	—	—	—	—	(1)	(1)
Goodwill transfer due to segment realignment	(58)	56	2	20	(20)	—
Currency translation	(248)	(39)	(117)	(28)	(65)	(497)

Balance at December 26, 2008	$4,776	$1,484	$1,879	$1,943	$938	$11,020

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Goodwill and Intangible Assets (Continued)

        Goodwill for reporting units that have met the held for sale criteria is included in assets held for sale on the consolidated balance sheets and excluded from the table above. See Note 2.

        The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets ($ in millions):

	December 26, 2008			September 26, 2008
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Contracts and related customer relationships	$6,032	$3,900	14 years	$6,136	$3,958	14 years
Intellectual property	513	382	17 years	499	371	17 years
Other	15	12	14 years	17	12	15 years

Total	$6,560	$4,294	15 years	$6,652	$4,341	15 years

Non-Amortizable:
Intellectual property	$234			$234
Other	107			110

Total	$341			$344

        Intangible asset amortization expense for the quarters ended December 26, 2008 and December 28, 2007 was $127 million and $125 million, respectively.

        The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be approximately $350 million for the remainder of 2009, $400 million for 2010, $300 million for 2011, $250 million for 2012, $200 million for 2013 and $200 million for 2014.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Debt

        Debt was as follows ($ in millions):

	December 26, 2008	September 26, 2008
Commercial paper	$165	$116
6.125% public notes due 2008(2)	—	300
6.125% public notes due 2009(1)(2)	215	215
6.75% public notes due 2011	516	516
6.375% public notes due 2011	849	849
Revolving senior credit facility due 2011	400	—
Revolving senior credit facility due 2012	286	286
6.0% notes due 2013	655	655
7.0% public notes due 2019	435	435
6.875% public notes due 2021	717	717
7.0% public notes due 2028	16	16
6.875% public notes due 2029	23	23
Other(1)(2)	90	136

Total debt	4,367	4,264
Less current portion	235	555

Long-term debt	$4,132	$3,709

(1)
This instrument, plus $20 million of the amount shown as other, comprise the current portion of long-term debt as of December 26, 2008.

(2)
These instruments, plus $40 million of the amount shown as other, comprise the current portion of long-term debt as of September 26, 2008.

        At December 26, 2008 and September 26, 2008, the Company classified $165 million and $116 million, respectively, of short-term commercial paper as long-term. Settlement of this debt is not expected to require the use of working capital in the next year, as the Company has both the intent and the ability to refinance this debt on a long-term basis.

        In May 2008, Tyco International Finance S.A. ("TIFSA") commenced issuing commercial paper to U.S. institutional accredited investors and qualified institutional buyers. Borrowings under the commercial paper program are available for general corporate purposes. As of December 26, 2008, TIFSA had $165 million of commercial paper outstanding bearing interest at an average rate of 2.63%.

        On June 24, 2008, Tyco and TIFSA entered into a $500 million senior unsecured revolving credit agreement with Citibank, N.A, as administrative agent for the lenders party thereto. This credit agreement has a three-year term. Borrowings under this agreement have a variable interest rate based on LIBOR or an alternate base rate. The margin over LIBOR can vary based on changes in the Company's credit rating and facility utilization. Together with the existing $1.25 billion five-year senior revolving credit agreement, dated as of April 25, 2007, the Company's total commitments under these facilities increased to $1.75 billion. These revolving credit facilities will be used for working capital, capital expenditures and other corporate purposes. As of December 26, 2008, there was $686 million drawn under these unsecured revolving credit facilities.

        On September 15, 2008, Lehman Brothers Holdings Inc. ("Lehman") filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. Lehman was one of the lenders in our $1.25 billion revolving credit facility maturing on

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Debt (Continued)

April 25, 2012, with a commitment of $60 million. Our $500 million credit facility maturing on June 24, 2011 did not have a commitment from Lehman.

        On December 26, 2008, Lehman relinquished all of its rights and obligations as a lender under the $1.25 billion credit facility. At that time, Lehman assigned all of its commitment under the facility to TIFSA. As a result, the aggregate available commitment under the facility was reduced by the assigned amount. As of December 26, 2008, the aggregate available commitment under the Company's senior revolving credit facilities was $1.69 billion.

9.    Financial Instruments

        Tyco uses various options, swaps and forward contracts not designated as hedging instruments, to manage foreign currency exposures on accounts receivable, accounts payable, intercompany loans and deposits and forecasted transactions denominated in certain foreign currencies. For derivatives not designated as hedging instruments, the Company records changes in fair value in selling, general and administrative expenses in the income statement in the period of change. The fair value of these instruments was $5 million at December 26, 2008.

        During fiscal 2008 and through the first quarter of fiscal 2009, the Company designated certain intercompany loans as permanent in nature. As of December 26, 2008, $2.5 billion of intercompany loans have been designated as permanent in nature and for the first quarter ending December 26, 2008, the Company recorded $324 million of cumulative translation loss through accumulated other comprehensive income related to these loans.

        Effective September 27, 2008 the Company adopted the provisions of SFAS No. 157 for all financial assets and liabilities as well as nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 provides a single definition of fair value, establishes a comprehensive framework for measuring fair value and expands the related disclosure requirements.

        Specifically, SFAS No. 157 requires fair value to be determined based on the exchange price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement, since it is based on assumptions that "market participants" would use to price the asset or liability. Accordingly, the SFAS No. 157 framework considers markets or observable inputs as the preferred source of value followed by assumptions based on hypothetical transactions, in the absence of market inputs. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including the Company's own credit risk.

        Additionally, SFAS No. 157 establishes a three-level hierarchy that ranks the quality and reliability of information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In cases where two or more levels of inputs are used to determine fair value, a financial instrument's level is determined

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Financial Instruments (Continued)

based on the lowest level input that is considered significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are summarized as follows:

  •
  Level 1—inputs are based upon quoted prices (unadjusted) in active markets for identical assets or liabilities which are accessible as of the measurement date.

  •
  Level 2—inputs are based upon quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and model derived valuations for the asset or liability that are derived principally from or corroborated by observable market data for which the primary inputs are observable, including forward interest rates, yield curves, credit risk and exchange rates.

  •
  Level 3—inputs for the valuations are unobservable and are based on management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques such as option pricing models and discounted cash flow models.

Investments

        Investments primarily include cash equivalents, U.S. government obligations and corporate debt securities.

        When available, we use quoted market prices to determine the fair value of investment securities. Such investments are included in Level 1. When quoted market prices are not readily available or representative of fair value, pricing determinations are made based on the results of valuation models using observable market data such as recently reported trades, bid and offer information and benchmark securities. These investments are included in Level 2 and consist primarily of U.S. government debt securities and corporate debt securities.

Derivative Financial Instruments

        Derivative assets and liabilities consist of foreign exchange options, swaps and forward contracts. The fair values for these derivative financial instruments are derived from pricing models that take into account the contractual terms and features of each instrument and forward foreign currency rates existing at the end of the period. Valuations are adjusted to reflect creditworthiness of the counterparty for assets and the creditworthiness of the Company for liabilities. Such adjustments are based on observable market evidence and are categorized as Level 2 exposures.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents the Company's assets and liabilities measured at fair value on a recurring basis at December 26, 2008 by level within the fair value hierarchy. As required by

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Financial Instruments (Continued)

SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the valuation.

(dollars in millions)	Level 1	Level 2	Fair Value at Dec. 26, 2008
Assets
Available-for-Sale Securities	$55	$252	$307
Derivative Assets(1)	—	36	36

Total	$55	$288	$343

Liabilities
Derivative Liabilities(1)	$—	$31	$31

(1)
The Company applies the guidance of FASB Interpretation 39, Offsetting of Amounts Related to Certain Contracts, which permits the netting of derivative assets and derivative liabilities when aggregating derivative contracts for presentation in the consolidated financial statements when certain criteria are met. These amounts include fair value adjustments related to the Company's own credit risk and counterparty credit risk.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        During the three months ended December 26, 2008, the Company had no assets or liabilities that were required to be measured at fair value on a nonrecurring basis subsequent to their initial recognition.

10.    Commitments and Contingencies

        In connection with the Separation, the Company entered into a liability sharing agreement regarding certain legal actions that were pending against Tyco prior to the Separation. Under the Separation and Distribution Agreement, the Company, Covidien and Tyco Electronics are jointly and severally liable for the full amount of any judgments resulting from the actions subject to the agreement, which generally relate to legacy matters that are not specific to the business operations of any of the companies (including ERISA, FCPA and securities claims). The Separation and Distribution Agreement also provides that the Company will be responsible for 27%, Covidien 42% and Tyco Electronics 31% of payments to resolve these matters, with costs and expenses associated with the management of these contingencies being shared equally among the parties. In addition, under the agreement, the Company will manage and control all the legal matters related to assumed contingent liabilities as described in the Separation and Distribution Agreement, including the defense or settlement thereof, subject to certain limitations. Additionally, at the time of the Separation, the Company, Covidien and Tyco Electronics agreed to allocate responsibility for certain legacy tax claims pursuant to the same formula under the Tax Sharing Agreement. See Note 5.

Class Action Settlement and Legacy Securities Matters

        As a result of actions taken by certain of the Company's former senior corporate management, Tyco and some members of the Company's former senior corporate management are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws. In addition, Tyco, certain of its current and former employees and some members of the

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

Company's former senior corporate management are named as defendants in several Employee Retirement Income Security Act ("ERISA") class actions. The Company is generally obligated to indemnify its directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law.

        In 2007, the Company agreed to settle 32 purported securities class action lawsuits arising from actions alleged to have been taken by prior management for $2.975 billion, and the settlement became final in February 2008. Tyco is not subject to any further liability related to the class action settlement. Of this amount, the Company contributed $803 million, representing its share under the Separation and Distribution Agreement, to an escrow account established in connection with the settlement and recorded a current liability of $2.975 billion in the third quarter of 2007. Since the settlement was agreed to, the Company has recovered certain amounts from insurers. As a result, the Company recorded $151 million of recoveries in its Consolidated Statements of Operations through the end of fiscal 2008. Based on the Separation and Distribution Agreement, the Company also recorded payables to Covidien and Tyco Electronics for their portion of the recoveries through such date with an offset to shareholders' equity. The Company did not recover any additional settlements from insurers during the first quarter of 2009.

        The class action settlement did not purport to resolve all legacy securities cases, and several remain outstanding, including the claims related to the Stumpf matter described below. The settlement also does not release claims arising under ERISA and related lawsuits, which are also described below. In addition, as of the opt-out deadline, Tyco had received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. A number of these individuals and entities have filed claims separately against Tyco. Any judgments resulting from such claims or from claims that are filed in the future would not reduce the settlement amount. Generally, the claims asserted by these plaintiffs include claims similar to those asserted by the settling defendants; namely, violations of the disclosure provisions of federal securities laws. Tyco intends to vigorously defend any litigation resulting from opt-out claims. It is not possible to predict the final outcome or to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of the asserted or unasserted claims from individuals that have opted-out or from any other legacy securities litigation. Should any of these cases result in an adverse judgment or be settled for a significant amount, they could have a material adverse effect on the Company's financial position, results of operations and cash flows.

        Stumpf v. Tyco International Ltd. is a class action lawsuit that asserts complaints against Tyco, among others, based on alleged violations of the disclosure provisions of the federal securities laws. The matter arises from Tyco's July 2000 initial public offering of common stock of TyCom Inc, and alleges that the TyCom registration statement and prospectus relating to the sale of common stock were inaccurate, misleading and failed to disclose facts necessary to make the registration statement and prospectus not misleading. The complaint further alleges the defendants violated securities laws by making materially false and misleading statements and omissions concerning, among other things, executive compensation, TyCom's business prospects and Tyco's and TyCom's finances. The matter is currently in the pre-trial stages of litigation and Tyco intends to vigorously defend this matter. It is not possible to predict the final outcome or to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of this matter.

        Tyco and certain of our current and former employees, officers and directors, have been named as defendants in eight class actions brought under the ERISA. Two of the actions were filed in the United

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

States District Court for the District of New Hampshire and the six remaining actions were transferred to that Court by the Judicial Panel on Multidistrict Litigation. All eight actions have been consolidated in the District Court in New Hampshire. The consolidated complaint purports to bring claims on behalf of the Company's Retirement Savings and Investment Plans and the participants therein and alleges that the defendants breached their fiduciary duties under ERISA by negligently misrepresenting and negligently failing to disclose material information concerning, among other things, the following: related-party transactions and executive compensation; the Company's mergers and acquisitions and the accounting therefore, as well as allegedly undisclosed acquisitions; and misstatements of the Company's financial results. The complaint also asserts that the defendants breached their fiduciary duties by allowing the Plans to invest in the Company's shares when it was not a prudent investment. The complaints seek recovery of alleged plan losses arising from alleged breaches of fiduciary duties. On August 15, 2006, the Court entered an order certifying a class "consisting of all Participants in the Plans for whose individual accounts the Plans purchased and/or held shares of Tyco Stock Fund at any time from August 12, 1998 to July 25, 2002." This matter is currently in litigation and Tyco intends to vigorously defend it. It is not possible to predict the final outcome or to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of this matter.

        Under the terms of the Separation and Distribution Agreement, each of Tyco, Covidien and Tyco Electronics are jointly and severally liable for the full amount of any legacy securities action settlement (including the Stumpf matter and ERISA claims) and any judgments resulting from opt-out claims. Additionally, under the Separation and Distribution Agreement, the companies shared in the liability and escrow accounts related to the class action settlement, with Tyco assuming 27%, Covidien 42% and Tyco Electronics 31% of the settlement amount.

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

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 26, 2008, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $38 million to $77 million. As of December 26, 2008, Tyco concluded that the best estimate within this range is approximately $44 million, of which $11 million is included in accrued and other current liabilities and $33 million is

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

included in other liabilities on Tyco's Consolidated Balance Sheets. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations and cash flows.

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

        Tyco's involvement in asbestos cases has been limited because its subsidiaries did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims were never substantiated and, as a result, have been dismissed by the courts. The Company will continue to vigorously defend the lawsuits that have been filed against it and its subsidiaries, but cannot predict whether it will be successful in those cases that proceed to trial. When appropriate, the Company settles claims. Although in the past the total amount paid in any year to settle and defend all asbestos claims has been immaterial, Tyco has recently experienced an increase in the number of lawsuits that have proceeded to trial. Of the lawsuits that have proceeded to trial in 2008, Tyco has won or settled all but one case, with that one case returning an adverse jury verdict for approximately $7.7 million, which included both compensatory and punitive damages. Tyco intends to appeal the verdict and believes that it will ultimately be overturned. As of December 26, 2008, there were approximately 4,800 asbestos liability cases pending against the Company and its subsidiaries.

        The Company estimates its pending asbestos claims and claims that were incurred but not reported, as well as related insurance and indemnification recoveries for certain of these claims. The Company's estimate of the liability for pending and future claims is based on claim experience over the past five years and covers claims expected to be filed over the next seven years. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, the Company believes that the final outcome of all known and anticipated future claims, after taking into account its substantial indemnification rights and insurance coverage, will not have a material adverse effect on the Company's financial position, results of operations and cash flows.

Compliance Matters

        As previously reported in the Company's periodic filings, Tyco has received and responded to various allegations and other information that certain improper payments were made by Tyco subsidiaries in recent years. As previously reported, the Company has been informed that two subsidiaries in the Company's Flow Control business in Italy have been named in a request for criminal charges filed by the Milan public prosecutor's office. Tyco has reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to the allegations. Tyco also informed the DOJ and the SEC that it has retained outside

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), that it would continue to make periodic progress reports to these agencies, and that it would present its factual findings upon conclusion of the baseline review. The Company has and will continue to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper payments identified by the Company in the course of its ongoing compliance activities. Covidien and Tyco Electronics agreed, in connection with the Separation, to cooperate with the Company in its response to these allegations. To date, the baseline review has revealed that some business practices may not comply with Tyco and FCPA requirements. At this time, Tyco cannot predict the outcome of these matters and other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of these matters. However, it is possible that the Company may be required to pay material fines, consent to injunctions on future conduct, or suffer other penalties or adverse impacts, each of which could have a material adverse effect on its financial position, results of operations and cash flows.

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

        The German Federal Cartel Office ("FCO") charged in early 2007 that certain German subsidiaries in Tyco's Flow Control business had engaged in anti-competitive practices, in particular with regard to its hydrant, valve, street box and fittings business. Tyco investigated this matter and determined that the conduct may have violated German anti-trust law. Tyco is cooperating with the FCO in its investigation of this violation. Tyco cannot estimate the range of potential loss that may result from this violation. It is possible that the Company may be subject to civil or criminal proceedings and may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its financial position, results of operations and cash flows.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million. The quarterly withdrawal liability payments are $1.1 million, $7.7 million of which have

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

been paid to date. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

Other Matters

        Fitzpatrick Contractors Limited v. Tyco Fire and Integrated Solutions (UK) Ltd.    On July 18, 2007, Fitzpatrick Contractors Limited ("FCL") commenced an action against Tyco Fire and Integrated Solutions (UK) Ltd. in the High Court of Justice, Queen Bench Division, Technology and Construction Court, United Kingdom, alleging that Tyco entered into a binding contract in 2002 for the design, manufacture and installation of mechanical and electrical works for the refurbishment of a portion of London Transport's Blackwall Tunnel. FCL seeks damages for breach of contract in the amount of approximately $38 million and the Company has reserved its best estimate of probable loss related to this matter. While it is not possible at this time to predict the final outcome of this dispute, Tyco does not believe this action will have a material adverse effect on its financial position, results of operations and cash flows beyond the amount that has been accrued.

        In addition to the foregoing, the Company is subject to claims and suits, including from time to time, contractual disputes and product and general liability claims, incidental to present and former operations, acquisitions and dispositions. With respect to many of these claims, the Company either self-insures or maintains insurance through third-parties, with varying deductibles. While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings, whether the underlying claims are covered by insurance or not, will not have a material adverse effect on our financial condition, results of operations and cash flows beyond amounts recorded for such matters.

11.    Retirement Plans

        Defined Benefit Pension Plans—SFAS No. 158 requires companies to measure plan assets and benefit obligations as of their fiscal year end and provides two transition alternatives related to the change in the measurement date provisions. The Company adopted the measurement date provisions of SFAS No. 158 on the first day of fiscal 2009. As a result, the Company measured its plan assets and benefit obligations on September 26, 2008 and adjusted its opening balances of accumulated earnings and accumulated other comprehensive income for the change in net periodic benefit cost and fair value, respectively, from the previously used measurement date of August 31, 2008. The adoption of the measurement date provisions resulted in a net decrease to accumulated earnings of $5 million, net of an income tax benefit of $2 million, and a net increase to accumulated other comprehensive income of $61 million, net of income taxes of $28 million.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    Retirement Plans (Continued)

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows ($ in millions):

	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the quarters Ended
	December 26, 2008	December 28, 2007	December 26, 2008	December 28, 2007
Service cost	$3	$2	$9	$12
Interest cost	12	12	20	21
Expected return on plan assets	(12)	(15)	(18)	(21)
Amortization of prior service cost	—	—	(1)	(1)
Amortization of net actuarial loss	2	2	5	5

Net periodic benefit cost	$5	$1	$15	$16

        The estimated net loss and prior service cost for U.S. pension benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the current fiscal year are expected to be $9 million and $1 million, respectively.

        The estimated net loss and prior service credit for non-U.S. pension benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the current fiscal year are expected to be $18 million and $3 million, respectively.

        The Company anticipates that it will contribute at least the minimum required to its pension plans in fiscal year 2009 of $5 million for U.S. plans and $60 million for non-U.S. plans. During the quarter ended December 26, 2008, the Company contributed $17 million to its U.S. and non-U.S. pension plans.

        Postretirement Benefit Plans—Net periodic postretirement benefit cost was insignificant for both periods.

12.    Share Plans

        During the quarter ended December 26, 2008, the Company issued its annual share-based compensation grants. The total number of awards issued were approximately 8 million, of which 5 million were share options, 2 million were restricted unit awards and 1 million were performance share unit awards. The options are exercisable in equal annual installments over a period of 4 years, the restricted unit awards vest in equal installments over a period of 4 years and the performance share unit awards vest after a period of 3 years based on the level of attainment of the applicable performance metrics, which are determined by the Compensation and Human Resources Committee of the Board. The weighted-average grant-date fair value of the share options, restricted unit awards and performance share unit awards was $7.15, $29.00 and $27.84, respectively. The weighted-average assumptions used in the Black-Scholes option pricing model included an expected stock price volatility of 32%, a risk free interest rate of 2.71%, an expected annual dividend per share of $0.80 and an expected option life of 5.2 years.

        During the quarter ended December 28, 2007, there were no material share-based compensation grants.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.    Consolidated Segment Data

        The Company, from time to time, will realign businesses and management responsibility within its operating segments that possess similar characteristics such as product and service offerings. These realignments are designed to more fully leverage existing capabilities and enhance development for future products and services. Effective September 27, 2008, certain businesses were transferred from our ADT Worldwide segment to the Company's Fire Protection Services segment, from the Company's Fire Protection Services segment to the Company's Flow Control segment and from the Company's Electrical and Metal Products segment to the Company's Safety Products segment. The realignment of these businesses results in segment data being presented in line with management's view of segment operating results. The revenue and operating income for the period ending December 28, 2007 has been recast to reflect the realignment of the Company's ADT Worldwide businesses to the Company's Fire Protection Services segment. All the other business realignments were not recast because the changes were immaterial. Additionally, the segment data presented have been reclassified to exclude the results of discontinued operations. Selected information by segment is presented in the following tables ($ in millions):

	For the Quarters Ended
	December 26, 2008	December 28, 2007
Net revenue(1):
ADT Worldwide	$1,792	$1,928
Flow Control	959	1,074
Fire Protection Services	851	900
Electrical and Metal Products	416	487
Safety Products	408	447
Corporate and Other	—	1

Net revenue	$4,426	$4,837

(1)
Revenue by operating segment excludes intercompany transactions.

	For the Quarters Ended
	December 26, 2008	December 28, 2007
Operating income:
ADT Worldwide	$231	$246
Flow Control	137	171
Fire Protection Services	58	76
Electrical and Metal Products	27	41
Safety Products	74	86
Corporate and Other	(114)	(127)

Operating income	$413	$493

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14.    Inventory

        Inventories consisted of the following ($ in millions):

	December 26, 2008	September 26, 2008
Purchased materials and manufactured parts	$705	$672
Work in process	252	269
Finished goods	927	917

Inventories	$1,884	$1,858

        Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

15.    Property, Plant and Equipment

        Property, plant and equipment consisted of the following ($ in millions):

	December 26, 2008	September 26, 2008
Land	$147	$151
Buildings	744	761
Subscriber systems	5,094	5,235
Machinery and equipment	2,206	2,303
Property under capital leases(1)	44	51
Construction in progress	137	132
Accumulated depreciation(2)	(5,024)	(5,130)

Property, Plant and Equipment, net	$3,348	$3,503

(1)
Property under capital leases consists primarily of buildings.

(2)
Accumulated amortization of capital lease assets was $23 million at December 26, 2008 and September 26, 2008.

16.    Guarantees

        Certain of the Company's business segments have guaranteed the performance of third-parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from the current fiscal year through the completion of such transactions. The guarantees would typically be triggered in the event of nonperformance and the potential exposure under the guarantees would not have a material effect on the Company's financial position, results of operations and cash flows.

        There are certain guarantees or indemnifications extended among Tyco, Covidien and Tyco Electronics in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. At the time of the Separation, Tyco recorded a liability necessary to recognize the fair value of such guarantees and indemnifications in accordance with FIN No. 45. In the absence of observable transactions for identical or similar guarantees, the Company determined the fair value of these guarantees and indemnifications utilizing expected present value measurement techniques. Significant assumptions utilized to determine fair value included determining a range of potential

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16.    Guarantees (Continued)

outcomes, assigning a probability weighting to each potential outcome and estimating the anticipated timing of resolution. The probability weighted outcomes were discounted using the Company's incremental borrowing rate. The liability necessary to reflect the fair value of the guarantees and indemnifications under the Tax Sharing Agreement is $554 million, which is included in other liabilities on the Company's Consolidated Balance Sheet at December 26, 2008 and September 26, 2008, respectively. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. See Note 5 for further discussion of the Tax Sharing Agreement.

        In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien and Tyco Electronics operating entities. In connection with the Separation, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien or Tyco Electronics. To the extent these guarantees were not assigned prior to the Separation date, Tyco assumed primary liability on any remaining such support. The estimated fair value of these obligations is $7 million, which is included in other liabilities on the Company's Consolidated Balance Sheets, and were recorded in accordance with FIN No. 45 with an offset to shareholders' equity on the Separation date.

        In disposing of assets or businesses, the Company often provides representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company has no reason to believe that these uncertainties would have a material adverse effect on the Company's financial position, results of operations and cash flows.

        The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 10 for a discussion of these liabilities.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations and cash flows.

        The Company records estimated product warranty costs at the time of sale. The following is a roll forward of the Company's warranty accrual ($ in millions):

For the Quarter Ended December 26, 2008
Balance at September 26, 2008	$105
Warranties issued during the period	6
Changes in estimates	(1)
Settlements	(15)
Currency translation	(3)

Balance at December 26, 2008	$92

        In 2001, a division of Safety Products initiated a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain O-ring seal sprinkler heads which were originally manufactured by Central Sprinkler prior to Tyco's

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16.    Guarantees (Continued)

acquisition. Under this program, the sprinkler heads are being replaced free of charge to property owners. On May 1, 2007, the Consumer Product Safety Commission and the Company announced an August 31, 2007 deadline for filing claims to participate in the VRP. The Company will fulfill all valid claims for replacement of qualifying sprinklers received up to August 31, 2007. The ultimate cost to complete the program will be impacted by a number of factors such as changes in material and labor costs, and the actual number of sprinkler heads replaced. Settlements during the quarter ended December 26, 2008 include cash expenditures of $10 million related to the VRP.

17.    Tyco International Finance S.A.

        TIFSA, a wholly-owned subsidiary of the Company, has public debt securities outstanding (see Note 8) which are fully and unconditionally guaranteed by Tyco. TIFSA, which was formed in December 2006, is a holding company established in connection with the Separation as the successor company to TIGSA. During the third quarter of 2007, TIGSA's assets and liabilities were contributed to TIFSA, Covidien and Tyco Electronics. TIGSA was put into liquidation on June 1, 2007. TIFSA directly and indirectly owns substantially all of the operating subsidiaries of the Company, performs treasury operations and has assumed the indebtedness of TIGSA. The following tables present condensed consolidating financial information for Tyco, TIFSA and all other subsidiaries. Condensed financial information for Tyco and TIFSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Quarter Ended December 26, 2008

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$4,426	$—	$4,426
Cost of product sales	—	—	1,979	—	1,979
Cost of services	—	—	890	—	890
Selling, general and administrative expenses	14	—	1,126	—	1,140
Restructuring, asset impairment and divestiture charges, net	—	—	4	—	4

Operating (loss) income	(14)	—	427	—	413
Interest income	—	1	11	—	12
Interest expense	—	(70)	(3)	—	(73)
Other income, net	—	—	4	—	4
Equity in net income of subsidiaries	641	334	—	(975)	—
Intercompany interest and fees	(355)	31	324	—	—

Income from continuing operations before income taxes	272	296	763	(975)	356
Income taxes	—	20	(104)	—	(84)

Income from continuing operations	272	316	659	(975)	272
Income from discontinued operations, net of income taxes	5	2	5	(7)	5

Net income	$277	$318	$664	$(982)	$277

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Quarter Ended December 28, 2007

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$4,837	$—	$4,837
Cost of product sales	—	—	2,191	—	2,191
Cost of services	—	—	966	—	966
Selling, general and administrative expenses	9	1	1,157	—	1,167
Separation costs	(19)	—	28	—	9
Restructuring, asset impairment and divestiture charges, net	—	—	11	—	11

Operating income (loss)	10	(1)	484	—	493
Interest income	33	—	25	—	58
Interest expense	(33)	(80)	(4)	—	(117)
Other income, net	51	1	—	—	52
Equity in net income of subsidiaries	681	362	—	(1,043)	—
Intercompany interest and fees	(382)	42	340	—	—

Income from continuing operations before income taxes and minority interest	360	324	845	(1,043)	486
Income taxes	—	15	(140)	—	(125)
Minority interest	—	—	(1)	—	(1)

Income from continuing operations	360	339	704	(1,043)	360
Income from discontinued operations, net of income taxes	3	1	3	(4)	3

Net income	$363	$340	$707	$(1,047)	$363

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 26, 2008

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,193	$—	$1,193
Accounts receivable, net	—	—	2,747	—	2,747
Inventories	—	—	1,884	—	1,884
Intercompany receivables	1,079	116	15,992	(17,187)	—
Prepaid expenses and other current assets	29	1	1,621	—	1,651
Assets held for sale	243	201	355	(444)	355

Total current assets	1,351	318	23,792	(17,631)	7,830
Property, plant and equipment, net	—	—	3,348	—	3,348
Goodwill	—	—	11,020	—	11,020
Intangible assets, net	—	—	2,607	—	2,607
Investment in subsidiaries	45,259	18,686	—	(63,945)	—
Intercompany loans receivable	—	12,925	19,010	(31,935)	—
Other assets	116	76	2,387	—	2,579

Total Assets	$46,726	$32,005	$62,164	$(113,511)	$27,384

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$215	$20	$—	$235
Accounts payable	3	—	1,333	—	1,336
Accrued and other current liabilities	110	62	2,188	—	2,360
Deferred revenue	—	—	528	—	528
Intercompany payables	8,468	7,558	1,161	(17,187)	—
Liabilities held for sale	—	—	112	—	112

Total current liabilities	8,581	7,835	5,342	(17,187)	4,571
Long-term debt	—	4,054	78	—	4,132
Intercompany loans payable	22,691	395	8,849	(31,935)	—
Other liabilities	560	—	3,213	—	3,773

Total Liabilities	31,832	12,284	17,482	(49,122)	12,476
Minority interest	—	—	14	—	14
Shareholders' Equity:
Preference shares	—	—	2,500	(2,500)	—
Common shares	208	—	(18)	—	190
Other shareholders' equity	14,686	19,721	42,186	(61,889)	14,704

Total Shareholders' Equity	14,894	19,721	44,668	(64,389)	14,894

Total Liabilities and Shareholders' Equity	$46,726	$32,005	$62,164	$(113,511)	$27,384

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

September 26, 2008

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$1	$1,517	$—	$1,519
Accounts receivable, net	—	—	2,981	—	2,981
Inventories	—	—	1,858	—	1,858
Intercompany receivables	1,097	76	15,069	(16,242)	—
Prepaid expenses and other current assets	9	—	1,776	—	1,785
Assets held for sale	261	218	398	(479)	398

Total current assets	1,368	295	23,599	(16,721)	8,541
Property, plant and equipment, net	—	—	3,503	—	3,503
Goodwill	—	—	11,498	—	11,498
Intangible assets, net	—	—	2,655	—	2,655
Investment in subsidiaries	45,376	21,568	—	(66,944)	—
Intercompany loans receivable	—	9,799	18,999	(28,798)	—
Other assets	114	83	2,410	—	2,607

Total Assets	$46,858	$31,745	$62,664	$(112,463)	$28,804

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$515	$40	$—	$555
Accounts payable	2	—	1,606	—	1,608
Accrued and other current liabilities	103	76	2,571	—	2,750
Deferred revenue	—	—	607	—	607
Intercompany payables	8,126	6,990	1,126	(16,242)	—
Liabilities held for sale	—	—	137	—	137

Total current liabilities	8,231	7,581	6,087	(16,242)	5,657
Long-term debt	—	3,605	104	—	3,709
Intercompany loans payable	22,573	384	5,841	(28,798)	—
Other liabilities	560	—	3,370	—	3,930

Total Liabilities	31,364	11,570	15,402	(45,040)	13,296
Minority interest	—	—	14	—	14
Shareholders' Equity:
Preference shares	—	—	2,500	(2,500)	—
Common shares	208	—	(18)	—	190
Other shareholders' equity	15,286	20,175	44,766	(64,923)	15,304

Total Shareholders' Equity	15,494	20,175	47,248	(67,423)	15,494

Total Liabilities and Shareholders' Equity	$46,858	$31,745	$62,664	$(112,463)	$28,804

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Quarter Ended December 26, 2008

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(6)	$518	$(456)	$—	$56
Cash Flows From Investing Activities:
Capital expenditures	—	—	(159)	—	(159)
Proceeds from disposal of assets	—	—	2	—	2
Acquisition of businesses, net of cash acquired	—	—	(45)	—	(45)
Accounts purchased from ADT dealer program	—	—	(117)	—	(117)
Net increase in intercompany loans	—	(667)	—	667	—
Increase in investment in subsidiaries	(18)	—	—	18	—
Other	—	—	18	—	18

Net cash used in investing activities	(18)	(667)	(301)	685	(301)
Net cash provided by discontinued investing activities	—	—	3	—	3
Cash Flows From Financing Activities:
Net borrowings (repayments) of debt	—	148	(42)	—	106
Dividends paid	(95)	—	—	—	(95)
Repurchase of common shares by subsidiary	—	—	(3)	—	(3)
Net intercompany loan borrowings	118	—	549	(667)	—
Increase in equity from parent	—	—	18	(18)	—
Transfer from discontinued operations	—	—	3	—	3
Other	—	—	2	—	2

Net cash provided by financing activities	23	148	527	(685)	13
Net cash used in discontinued financing activities	—	—	(3)	—	(3)
Effect of currency translation on cash	—	—	(94)	—	(94)

Net decrease in cash and cash equivalents	(1)	(1)	(324)	—	(326)
Cash and cash equivalents at beginning of period	1	1	1,517	—	1,519

Cash and cash equivalents at end of period	$—	$—	$1,193	$—	$1,193

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Quarter Ended December 28, 2007

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(316)	$166	$(3)	$—	$(153)
Net cash used in discontinued operating activities	—	—	(24)	—	(24)
Cash Flows From Investing Activities:
Capital expenditures	—	—	(176)	—	(176)
Proceeds from disposal of assets	—	—	7	—	7
Acquisition of businesses, net of cash acquired	—	—	(22)	—	(22)
Accounts purchased from ADT dealer program	—	—	(90)	—	(90)
Net increase in intercompany loans	—	(90)	—	90	—
Other	—	—	(4)	—	(4)

Net cash used in investing activities	—	(90)	(285)	90	(285)
Net cash used in discontinued investing activities	—	—	(19)	—	(19)
Cash Flows From Financing Activities:
Net borrowings of debt	—	—	8	—	8
Proceeds from exercise of share options	12	—	1	—	13
Dividends paid	(74)	—	—	—	(74)
Repurchase of common shares by subsidiary	—	—	(229)	—	(229)
Net intercompany loan borrowings (repayments)	364	—	(274)	(90)	—
Transfer to discontinued operations	—	—	(42)	—	(42)
Other	—	(76)	6	—	(70)

Net cash provided by (used in) financing activities	302	(76)	(530)	(90)	(394)
Net cash provided by discontinued financing activities	—	—	43	—	43
Effect of currency translation on cash	—	—	7	—	7

Net decrease in cash and cash equivalents	(14)	—	(811)	—	(825)
Cash and cash equivalents at beginning of period	16	—	1,878	—	1,894

Cash and cash equivalents at end of period	$2	$—	$1,067	$—	$1,069

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Subsequent Events

        On January 9, 2009, TIFSA issued $750 million aggregate principle amount of 8.50% Notes due 2019 (the "2019 Notes"), which are fully and unconditionally guaranteed by the Company. TIFSA received net proceeds of approximately $745 million after underwriting discounts and estimated offering expenses. The net proceeds may be used for general corporate purposes, which may include repayment of indebtedness, acquisitions, and additions to working capital, repurchase of common shares, capital expenditures and investments in the Company's subsidiaries.

        On January 15, 2009, TIFSA made a payment of $215 million to extinguish all of its 6.125% notes, which matured on the same date.

        On January 22, 2009, the Company received the necessary consents and approvals to transfer the legal ownership of its ET Brasil business to Corioca Christiani–Nielsen Engenharic S.A., which was once part of the Company's Infrastructure Services business and received cash proceeds of approximately $13 million.

        On January 29, 2009, the Company made a payment of $686 million to extinguish the entire outstanding balance under its revolving credit facilities.

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

        References to the segment data are to the Company's continuing operations. Prior period amounts have been reclassified to exclude the results of discontinued operations. Additionally, the Company has realigned certain business operations as of September 27, 2008, which resulted in certain prior period segment amounts being recast. See Note 13.

Overview and Outlook

        Net revenue for the quarter ended December 26, 2008 decreased $411 million from $4.8 billion in the quarter ended December 28, 2007 to $4.4 billion in the quarter ended December 26, 2008. The significant appreciation of the U.S. dollar against most major currencies year over year negatively impacted our revenue by approximately $424 million, as nearly 50% of our revenue is generated outside of the United States. If the U.S. dollar continues to appreciate against the currencies that we have significant exposure to, our reported net revenue can be expected to be adversely affected. Operating income for the quarter ended December 26, 2008 declined $80 million to $413 million and was negatively impacted by $48 million due to changes in foreign currency exchange rates. Other decreases in operating income in our Electrical and Metal Products, Fire Protection Services and ADT

Worldwide segments were primarily the result of lower volumes due to the slowing commercial market as well as a decrease in water projects in our Flow Control segment. Operating margins in our Electrical and Metal Products segment decreased 1.9 percentage points to 6.5% which was largely the result of volume declines on steel products. Volatility of copper and steel prices may affect operating margins in future periods. In addition, commercial activity in our ADT Worldwide segment continued to decline in the first quarter primarily within North America and EMEA, which resulted in flat operating margins during the first quarter of 2009. We expect continued weakness in the commercial market to negatively impact our results in the ADT Worldwide segment.

        We expect to continue our initiatives to improve our efficiency, manage our working capital effectively and prudently allocate our capital. We expect internal investments to fund growth and productivity in our businesses to continue to be our first priority. As in prior years, we expect to remain active in making bolt-on acquisitions as we continually assess the strategic fit and value of businesses that have potential for success within our existing framework. During the quarter ended December 26, 2008, our Safety Products segment acquired Vue Technology, Inc., a provider of radio frequency identification (RFID) technology, for $43 million to strengthen the technology portfolio offered to retailers through its Sensormatic business.

        Finally, we continue to focus on operational execution. To further improve operating efficiency, during the first quarter of 2007, we launched a restructuring program across all of our segments, including the corporate organization, designed to streamline some of our businesses and reduce our operational footprint. As of December 26, 2008 we substantially completed the program. Upon initiation of the program, we expected to incur aggregate charges related to the program of approximately $350 million to $400 million primarily through calendar 2008. Since the inception of this program through December 26, 2008, the Company has incurred charges of $395 million related to this program. We have identified additional opportunities for cost savings through restructuring activities in fiscal 2009 and expect to incur restructuring charges of approximately $100 to $150 million in fiscal 2009, of which $1 million were incurred during the first quarter of 2009. We believe this restructuring activity will strengthen our competitive position over the long term.

Change of Domicile

        On December 10, 2008 we announced that our Board of Directors approved proposals to move Tyco's jurisdiction of incorporation from Bermuda to Switzerland (the "Change of Domicile"). The Change of Domicile, along with a number of organizational matters necessary to accomplish it, is subject to approval by the Company's shareholders. These proposals will be voted on at a Special General Meeting of shareholders scheduled for March 12, 2009. We believe the Change of Domicile will produce important economic and operational benefits for Tyco and will help ensure our continued competitiveness in global markets by, among other things, allowing us to take advantage of Switzerland's well-established and long-standing network of commercial and tax treaties and improving our ability to maintain a competitive worldwide effective corporate tax rate. If approved, we expect the Change of Domicile to take effect as soon as practicable following the Special General Meeting. We do not expect that the Change of Domicile will have a material impact on how we conduct our day-to-day operations or on the Company's financial position, results of operations and cash flows.

Legal Settlements

        On December 2, 2008, the Company reached an agreement in principle with the Commonwealth of Massachusetts Pension Reserves Investment Management Board, an entity that was not included in the June 2007 securities class-action settlement, to settle all of its claims in respect of the subject matter of the class-action settlement for a payment of $11 million. The settlement is subject to the terms of the Separation and Distribution Agreement, which results in the Company being responsible for approximately $3 million out of the aggregate settlement amount.

        In November 2008, the Company agreed to settle two matters related to legacy securities claims—the Sciallo v. Tyco International Ltd., et al. matter (an action related to Tyco's acquisition of U.S. Surgical in 1998) and the Hess v. Tyco International Ltd., et al. matter (an action related to Tyco's indirect purchase of Progressive Angioplasty Systems, Inc.)—for approximately $2 million and $16 million, respectively. Of these amounts, the Company is responsible for an aggregate of approximately $5 million under the terms of the Separation and Distribution Agreement.

Operating Results

        Net revenue, operating income and net income were as follows ($ in millions):

	For the Quarters Ended
	December 26, 2008	December 28, 2007
Revenue from product sales	$2,768	$3,096
Service revenue	1,658	1,741

Net revenue	$4,426	$4,837

Operating income	$413	$493
Interest income	12	58
Interest expense	(73)	(117)
Other income, net	4	52

Income from continuing operations before income taxes and minority interest	356	486
Income taxes	(84)	(125)
Minority interest	—	(1)

Income from continuing operations	272	360
Income from discontinued operations, net of income taxes	5	3

Net income	$277	$363

        Net revenue decreased $411 million, or 8.5%, for the quarter ended December 26, 2008 as compared to the quarter ended December 28, 2007. The decrease is primarily driven by changes in foreign currency exchange rates which negatively affected the first quarter by $424 million. In addition to foreign currency impacts, revenues were positively affected by $55 million for acquisitions, primarily in our ADT Worldwide business. The remaining change in revenue was driven primarily by lower volume of steel products in our Electrical and Metal Products business.

        Operating income decreased $80 million for the quarter ended December 26, 2008 as compared to the quarter ended December 28, 2007. Changes in foreign currency exchange rates negatively affected operating income by $48 million. Additionally, lower volumes in our Electrical and Metal Products, ADT Worldwide and Fire Protection Services segments and fewer water projects in our Flow Control business negatively impacted operating income. Operating income for the quarter ended December 26, 2008 included legacy legal settlement charges of $8 million as well as restructuring, asset impairment and divestiture charges, net of $4 million. Operating income for the quarter ended December 28, 2007 included Separation related costs of $9 million and restructuring, asset impairment and divestiture charges, net of $11 million.

Segment Results:

        The segment discussions that follow describe the significant factors contributing to the changes in results for each of our segments included in continuing operations.

Quarter Ended December 26, 2008 Compared to Quarter Ended December 28, 2007

  ADT Worldwide

        Net revenue, operating income and operating margin for ADT Worldwide were as follows ($ in millions):

	For the Quarters Ended
	December 26, 2008	December 28, 2007
Revenue from product sales	$619	$667
Service revenue	1,173	1,261

Net revenue	$1,792	$1,928

Operating income	$231	$246
Operating margin	12.9%	12.8%

        Net revenue by geographic area for ADT Worldwide was as follows ($ in millions):

	For the Quarters Ended
	December 26, 2008	December 28, 2007
North America	$1,065	$1,040
Europe, Middle East and Africa ("EMEA")	471	603
Rest of World	256	285

	$1,792	$1,928

        Net revenue for ADT Worldwide decreased $136 million, or 7.1%, during the quarter ended December 26, 2008, as compared to the quarter ended December 28, 2007. Revenue from product sales decreased 7.2% and service revenue decreased 7.0%. This decrease was primarily driven by the unfavorable impact of changes in foreign currency exchange rates of $169 million. In addition to foreign currency impacts, revenues were positively affected by $54 million for the net impact of acquisitions and divestitures. Revenue from product sales includes sales and installation of electronic security and other systems. Service revenue is comprised of electronic security services and maintenance, including the monitoring of burglar alarms, fire alarms and other life safety systems as well as services related to retailer anti-theft systems. Approximately 50% of ADT's total net revenue is contractual and is considered recurring revenue. Recurring revenue declined 5.5% during the first quarter of 2009 while systems installation and service revenue declined 8.6%. Geographically, North America grew 2.4%, resulting largely from growth in recurring revenue which was partially offset by continued weakness in the retail and commercial markets. Revenue in the EMEA region decreased $132 million, or 21.9% largely as a result of foreign currency exchange rates which had an unfavorable impact of $90 million. The remaining decrease in EMEA was primarily a result of a decline in systems installation and service revenue due to weakness in the retailer end market as well as commercial softness primarily across the United Kingdom and continental Europe. The 10.2% decline in the Rest of World geographies was primarily due to the unfavorable impact of changes in foreign currency exchange rates of $64 million, which more than offset growth in recurring revenue and systems, installation and service revenue.

        Attrition rates for customers in our ADT Worldwide business increased to an average of 13.2% on a trailing 12-month basis as of December 26, 2008, as compared to 12.9% as of September 26, 2008 and 12.2% as of December 28, 2007. The increased attrition was primarily in the U.S. commercial and residential businesses driven by adverse macroeconomic factors.

        Operating income decreased $15 million, or 6.1%, in the quarter ended December 26, 2008 from the same period in the prior year. This decrease is primarily related to the unfavorable impact of changes in foreign currency exchange rates of $18 million as well as lower volumes and increased selling, general and administrative expenses. The same period in the prior year included net expenses of $24 million to convert customers from analog to digital signal transmissions in North America. There were no charges related to converting customers during the first quarter of fiscal 2009. Additionally, North America benefited from continued growth in recurring revenue, partially offset by continued declines in the retailer end market. Operating margin increased to 12.9% in the quarter ended December 26, 2008 from 12.8% for the same period in the prior year.

  Flow Control

        Net revenue, operating income and operating margin for Flow Control were as follows ($ in millions):

	For the Quarters Ended
	December 26, 2008	December 28, 2007
Revenue from product sales	$892	$1,030
Service revenue	67	44

Net revenue	$959	$1,074

Operating income	$137	$171
Operating margin	14.3%	15.9%

        Net revenue for Flow Control decreased $115 million, or 10.7%, in the quarter ended December 26, 2008 compared to the quarter ended December 28, 2007. The decrease in net revenue was largely driven by the unfavorable impact of changes in foreign currency exchange rates by $124 million and, to a lesser extent, reduced project activity in the water business, partially offset by growth in the thermal business primarily within North America. Additionally, the net impact of acquisitions, divestitures and other activity positively affected revenue by $1 million.

        The decrease in operating income of $34 million, or 19.9%, in the quarter ended December 26, 2008, as compared to the same period in the prior year, was primarily due to the unfavorable impact of changes in foreign currency exchange rates of $22 million as well as unfavorable volume from the water business.

  Fire Protection Services

        Net revenue, operating income and operating margin for Fire Protection Services were as follows ($ in millions):

	For the Quarters Ended
	December 26, 2008	December 28, 2007
Revenue from product sales	$438	$470
Service revenue	413	430

Net revenue	$851	$900

Operating income	$58	$76
Operating margin	6.8%	8.4%

        Net revenue for Fire Protection Services decreased $49 million, or 5.4%, during the quarter ended December 26, 2008 compared to the quarter ended December 28, 2007. This decrease was due to the impact of unfavorable changes in foreign currency exchange rates of $82 million, which more than offset growth in both our North America SimplexGrinnell business and international businesses. Revenue from product sales includes sales and installation of fire protection and other systems. Service revenue consists of inspection, maintenance, service and monitoring of fire detection and suppression systems.

        Operating income decreased $18 million, or 23.7%, in the quarter ended December 26, 2008 as compared to the same period in the prior year. The decrease was primarily driven by an increase in selling, general and administrative expenses, primarily related to legal costs, as well as the impact of unfavorable changes in foreign currency exchange rates.

  Electrical and Metal Products

        Net revenue, operating income and operating margin for Electrical and Metal Products were as follows ($ in millions):

	For the Quarters Ended
	December 26, 2008	December 28, 2007
Revenue from product sales	$415	$486
Service revenue	1	1

Net revenue	$416	$487

Operating income	$27	$41
Operating margin	6.5%	8.4%

        Net revenue for Electrical and Metal Products decreased $71 million, or 14.6%, in the quarter ended December 26, 2008 compared to the quarter ended December 28, 2007. The decrease in revenue was primarily driven by volume declines for both steel and armored cable products. Changes in foreign currency exchange rates had an unfavorable impact of $16 million.

        Operating income decreased $14 million, or 34.1%, in the quarter ended December 26, 2008 as compared to the same period in the prior year. The decrease in operating income was primarily due to volume declines on both steel and armored cable products, as well as the impact of unfavorable changes in foreign currency exchange rates, which were partially offset by favorable spreads on armored cable products.

  Safety Products

        Net revenue, operating income and operating margin for Safety Products were as follows ($ in millions):

	For the Quarters Ended
	December 26, 2008	December 28, 2007
Revenue from product sales	$404	$443
Service revenue	4	4

Net revenue	$408	$447

Operating income	$74	$86
Operating margin	18.1%	19.2%

        Net revenue for Safety Products decreased $39 million, or 8.7%, during the quarter ended December 26, 2008 as compared to the quarter ended December 28, 2007. This decrease is primarily related to the unfavorable impact of changes in foreign currency exchange rates of $33 million. The remaining decrease primarily related to our electronic security and life safety businesses. The decrease in the electronic security business was primarily due to the slow down in the retail sector, as retail capital projects and new store openings are being canceled or delayed. The decrease in the life safety business was the result of reduced municipal spending.

        Operating income decreased $12 million, or 14%, during the quarter ended December 26, 2008 compared to the same period in the prior year. The decline is primarily attributable to decreased sales volume, specifically within the electronic security business and within the life safety business, partially offset by the impact of cost savings from operational excellence initiatives. Operating income also decreased by $6 million due to unfavorable changes in foreign currency exchange rates.

  Corporate and Other

        Corporate expense in the quarter ended December 26, 2008 was $13 million lower compared to the same period in the prior year. Corporate expense for the quarter ended December 26, 2008 included an $8 million charge for legacy legal settlements. Corporate expense for the quarter ended December 28, 2007 included Separation related costs of $9 million.

  Interest Income and Expense

        Interest income was $12 million and $58 million during the quarters ended December 26, 2008 and December 28, 2007, respectively. The decrease in interest income is primarily related to interest earned on the class action escrow settlement account in the prior year.

        Interest expense was $73 million in the quarter ended December 26, 2008 compared to $117 million in the quarter ended December 28, 2007. The decrease in interest expense is primarily related to interest on the class action liability in the prior year.

  Other Income, Net

        Other income, net was $4 million in the quarter ended December 26, 2008 compared to $52 million during the quarter ended December 28, 2007. Other income, net during the quarter ended December 28, 2007, includes $40 million recorded in connection with the adoption of FIN No. 48 with a corresponding increase to the receivable from Covidien and Tyco Electronics under the Tax Sharing Agreement. In addition, $10 million for other activity was recorded in the first quarter of 2008 in accordance with the Tax Sharing Agreement in other income, net.

  Effective Income Tax Rate

        Our effective income tax rate was 23.6% and 25.7% during the quarters ended December 26, 2008 and December 28, 2007, respectively. The decrease in the effective tax rate was primarily the result of decreased profitability in operations in higher tax rate jurisdictions partially offset by lower releases of deferred tax valuation allowances during the quarter ended December 26, 2008. At December 26, 2008, the Company had recorded deferred tax assets of $1.6 billion, net of valuation allowances of $745 million. At each balance sheet date, management evaluates whether the Company's deferred tax assets are more likely than not of being realized and if sufficient future taxable income will be available by assessing current period and projected operating results and other pertinent data. If current economic conditions persist or worsen future taxable income of entities with deferred tax assets could be negatively impacted, which may require additional valuation allowances to be recorded in future reporting periods related to the Company's deferred tax assets. In addition, enacted tax law changes during the quarter ended December 28, 2007 negatively impacted non-U.S. deferred tax assets when compared to the current quarter.

  Tax Sharing Agreement

        In connection with the spin-offs of Covidien and Tyco Electronics from Tyco, Tyco entered into a Tax Sharing Agreement that generally governs Covidien's, Tyco Electronics' and Tyco's respective rights, responsibilities, and obligations after the distribution with respect to taxes, including ordinary course of business taxes and taxes, if any, that may be incurred as a result of any failure of the distribution of all of the shares of Covidien or Tyco Electronics to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Code or certain internal transactions undertaken in anticipation of the spin-offs to qualify for tax-favored treatment under the Code.

        Under the Tax Sharing Agreement, the Company shares responsibility for certain of Tyco's, Covidien's and Tyco Electronics' income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and Tyco Electronics share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and Tyco Electronics' U.S. and certain non-U.S. income tax returns. All costs and expenses associated with the management of these shared tax liabilities are shared equally among the parties. At December 26, 2008 and September 26, 2008, Tyco has recorded a net receivable from Covidien and Tyco Electronics of $124 million and $126 million, respectively, of which $117 million and $113 million, respectively, are included in other noncurrent assets and $7 million and $13 million, respectively, are included in prepaid expenses and other current assets as the Company's estimate of its Tax Sharing obligations. Other liabilities include $554 million at both December 26, 2008 and September 26, 2008 for the fair value of Tyco's obligations under the Tax Sharing Agreement, determined in accordance with FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Tyco assesses the shared tax liabilities and related FIN No. 45 liability at each reporting period. The receivable and liability were initially recognized with an offset to shareholders' equity in 2007. In the first quarter of 2008, in connection with the adoption of FIN No. 48 and the related increase in uncertain tax positions for shared tax liabilities under the Tax Sharing Agreement, Tyco increased its receivable from Covidien and Tyco Electronics under the Tax Sharing Agreement with a corresponding increase to other income, net by $40 million ($0.08 for both basic and diluted earnings per share). In addition, $4 million of income for other activity was recorded in accordance with the Tax Sharing Agreement during the quarter ended December 26, 2008.

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

        If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party's fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, the Company could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, the Company may be obligated to pay amounts in excess of its agreed-upon share of Tyco's, Covidien's and Tyco Electronics' tax liabilities. See Note 16 to the Consolidated Financial Statements for further discussion of guarantees and indemnifications extended between Tyco, Covidien and Tyco Electronics.

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

        In 2004, in connection with the IRS audit of the 1997 through 2000 years, the Company submitted to the IRS proposed adjustments to certain prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously filed. During 2006, the IRS accepted substantially all of the proposed adjustments, and the Company developed proposed amendments to U.S. federal income tax returns for additional periods through 2002. On the basis of previously accepted amendments, the Company has determined that these adjustments will more-likely-than-not be accepted and, accordingly, has recorded them in the Consolidated Financial Statements. Such adjustments did not have a material impact on the Company's financial condition, results of operations and cash flows.

        Additionally, during 2008 the Company completed proposed amendments to its U.S. federal income tax returns for periods subsequent to 2002, which primarily reflect the roll forward through 2006 of the amendments for the periods 1997 to 2002. Such adjustments did not have a material impact on the Company's financial condition, results of operations and cash flows. While the final adjustments cannot be determined until the income tax return amendment process and the IRS review is completed, the Company believes that any resulting adjustments will not have a material impact on its financial condition, results of operations and cash flows.

        During the third quarter of 2007, the IRS concluded its field examination of certain of Tyco's U.S. federal income tax returns for the years 1997 though 2000 and issued Revenue Agents' Reports ("RARs") that reflect the IRS' determination of proposed tax adjustments for the periods under audit. The RAR's propose tax audit adjustments to certain of the Company's previously filed tax return positions. The Company agreed with the IRS on adjustments totaling $498 million, with an estimated cash impact to the Company of $458 million, and during the third quarter of 2007, the Company paid $458 million, of which $163 million related to the Company's discontinued operations. The Company appealed other proposed tax audit adjustments totaling approximately $1 billion relating to Tyco, Covidien and Tyco Electronics, and, as Audit Managing Party as specified in the Tax Sharing Agreement, the Company intends to vigorously defend its prior filed tax return positions.

        During the second quarter of 2008, the IRS issued additional RARs asserting a withholding tax liability of approximately $106 million associated with the prior proposed tax adjustments related to

Tyco, Covidien and Tyco Electronics for the 1997 to 2000 period. The withholding tax amount asserted against Tyco is immaterial. During the first quarter of fiscal 2009, the Company reached an informal agreement with the IRS appeals team to work towards timely resolution of all unagreed issues related to this time period. The Company, as Audit Managing Party as specified in the Tax Sharing Agreement, intends to vigorously defend its prior filed tax return positions and determined that no adjustment is required to the Company's guarantees and indemnifications liability recorded in conjunction with the Tax Sharing Agreement as discussed in "Guarantees" within Management's Discussion and Analysis of Financial Condition and Results of Operations. Additionally, the IRS is auditing the prior tax returns of the Company, which include legal entities of Tyco, Covidien and Tyco Electronics for the 2001 to 2004 period.

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

Divestitures

        During the quarter, the Company continued to assess the strategic fit of its various businesses and has pursued divestiture of certain businesses which do not align with its long-term strategy.

Held for Sale and Reflected as Continuing Operations

        During the first quarter of 2009 and the third quarter of 2008, the Company approved a plan to sell businesses in the Electrical and Metal Products and Safety Products segments, respectively. These businesses have been presented in continuing operations as the criteria for discontinued operations have not been met. The Company has assessed and determined that the carrying value of these businesses are recoverable and will continue to assess recoverability based on current fair value, less cost to sell, until these businesses are sold. Fair value used for the impairment assessment was based on existing market conditions. The Company expects to complete the sale of the businesses during fiscal 2009.

Discontinued Operations

        As previously reported in Tyco's periodic filings, in July 2008, the Company substantially completed the sale of its Infrastructure Services business, which met the criteria to be presented as discontinued operations. In order to complete the sale of the ET Brasil and Earth Tech UK businesses and certain assets in China, the Company is required to obtain consents and approvals to transfer the legal ownership of the businesses and assets. At December 26, 2008, the necessary consents and approvals for ET Brasil and Earth Tech UK and substantially all of the assets in China had not been obtained by the Company. The Company expects to obtain the necessary consents and approvals during fiscal year 2009. See Note 18. At December 26, 2008, the Company has assessed and determined that the carrying value of the remaining assets are recoverable based on current fair value, less cost to sell. The Company will continue to assess recoverability until the remaining assets are sold.

        During the first quarter of fiscal 2008, the Board of Directors approved for divestiture Nippon Dry-Chemical Co., Ltd. ("NDC"), one of the leading companies in the Japanese fire protection industry. The Company recorded a $6 million pre-tax impairment charge to write the business down to its fair value less cost to sell during the quarter ended December 28, 2007. In February 2008, we sold NDC for $50 million in net cash proceeds.

        During fiscal year 2007, Tyco completed the spin-offs of its Healthcare and Electronics businesses (the "Separation"). The Company has used available information to develop its best estimates for certain assets and liabilities related to the Separation. In limited instances, final determination of the balances will be made in subsequent periods. During the quarter ended December 28, 2007, $15 million was recorded as a reduction to shareholders' equity, primarily related to adjustments to certain pre-Separation tax liabilities. During the quarter ended December 26, 2008, $4 million of other items was recorded as an increase to shareholders' equity. Adjustments in the future for the impact of filing final income tax returns in certain jurisdictions where those returns include a combination of Tyco, Covidien and/or Tyco Electronics legal entities and for certain amended income tax returns for the periods prior to the Separation may be recorded to either shareholders' equity or the statement of income depending on the specific item giving rise to the adjustment.

Acquisitions

        During the quarter ended December 26, 2008, cash paid for acquisitions included in continuing operations totaled $46 million, which primarily related to the acquisition of Vue Technology, Inc., a provider of radio frequency identification (RFID) technology, for $43 million by the Company's Safety Products segment.

        During the quarter ended December 28, 2007, cash paid for acquisitions included in continuing operations totaled $22 million, and were primarily within the Company's Safety Products and Flow Control segments.

Critical Accounting Policies and Estimates

        The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that our accounting policies for depreciation and amortization methods of security monitoring-related assets, revenue recognition, loss contingencies, income taxes, goodwill and indefinite-lived intangible assets (See Note 7), long-lived assets and pension and postretirement benefits are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the quarter ended December 26, 2008, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 2008 (the "2008 Form 10-K"). See Note 9 for the adoption of SFAS No. 157 and Note 11 for the adoption of the measurement provision of SFAS No. 158.

 Liquidity and Capital Resources

        On January 9, 2009, TIFSA issued $750 million aggregate principle amount of 8.50% Notes due 2019 (the "2019 Notes), which are fully and unconditionally guaranteed by the Company. TIFSA received net proceeds of approximately $745 million after the underwriting discount and estimated offering expenses. The net proceeds may be used for general corporate purposes, which may include repayment of indebtedness, acquisitions, and additions to working capital, repurchase of common shares and capital expenditures.

        On January 15, 2009, TIFSA made a payment of $215 million to extinguish all of its 6.125% notes, which matured on the same date.

        On September 15, 2008, Lehman Brothers Holdings Inc. ("Lehman") filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. Lehman was one of the lenders in our $1.25 billion revolving credit facility maturing on April 25, 2012, with a commitment of $60 million. Our $500 million credit facility maturing on June 24, 2011 did not have a commitment from Lehman.

        On December 26, 2008, Lehman relinquished all of its rights and obligations as a lender under the $1.25 billion credit facility. At that time, Lehman assigned all of its commitment under the facility to TIFSA. As a result, the aggregate available commitment under the facility was reduced by the assigned amount. As of December 26, 2008, the aggregate available commitment under our senior revolving credit facilities was $1.69 billion. The Company continually monitors developments regarding the availability of funds under its revolving credit facilities. Although there is some risk that financial institutions will fail to perform their contractual obligations, particularly in times of credit market distress, we believe that the lenders under our revolving credit facilities are capable of meeting any borrowing requests we may make for the foreseeable future.

        As of December 26, 2008, we had $165 million of commercial paper outstanding. Subsequent to the end of the first quarter of 2009, we began to experience increased availability within the commercial paper markets. Our multi-year revolving credit facilities serve as a backstop to our commercial paper program. It is our intention to fund future maturities of commercial paper through new commercial paper issuances or additional borrowing from our credit facilities.

        On January 29, 2009, we repaid the entire outstanding balance of $686 million on our revolving credit facilities. $1.47 billion remained available to us net of $220 million of commercial paper outstanding at January 29, 2009.

        In addition to our available cash and operating cash flows, additional sources of potential liquidity include committed credit lines, our commercial paper program, public debt and equity markets as well as the ability to sell trade accounts receivable. We continue to balance our operating, investing and financing uses of cash through investment in our existing core businesses, strategic acquisitions and divestitures, dividends and share repurchases.

        As a result of declines experienced in global financial markets, our pension funds have and may continue to experience a negative return which will result in an increase in pension costs in fiscal year 2009. We will continue to monitor the market conditions and assess the impact, if any, on our financial position, results of operations and cash flows. Approximately 100% of our U.S. and 97% of our non-U.S. funded pension plans are invested in readily-liquid investments, including equity and fixed income securities. Although we do not believe we will be required to make a material unplanned cash contribution in the next 12 months, if these market conditions continue, we may be required to make incremental cash contributions under the Pension Protection Act in the U.S. or other local statutory law.

        The sources of our cash flow from operating activities and the use of a portion of that cash in our operations were as follows ($ in millions):

	For the Quarters Ended
	December 26, 2008	December 28, 2007
Cash flows from operating activities:
Operating income	$413	$493
Depreciation and amortization(1)	275	276
Non-cash compensation expense	29	35
Deferred income taxes	(17)	(56)
Provision for losses on accounts receivable and inventory	34	30
Other, net	22	64
Net change in working capital	(555)	(811)
Interest income	12	58
Interest expense	(73)	(117)
Income tax expense	(84)	(125)

Net cash provided by (used in) operating activities	$56	$(153)

Other cash flow items:
Capital expenditures, net(2)	$(157)	$(169)
Decrease in the sale of accounts receivable	3	5
Accounts purchased from ADT dealer program	(117)	(90)
Purchase accounting and holdback liabilities	—	(1)

(1)
The quarters ended December 26, 2008 and December 28, 2007 included depreciation expense of $148 million and $151 million, respectively, and amortization of intangible assets of $127 million and $125 million, respectively.

(2)
Included net proceeds received for the sale/disposition of property, plant and equipment of $2 million and $7 million for the quarters ended December 26, 2008 and December 28, 2007, respectively.

        The net change in working capital decreased operating cash flow by $555 million in the quarter ended December 26, 2008. The components of this change are set forth in detail in the Consolidated Statements of Cash Flows. The significant changes in working capital included a $300 million decrease in accrued and other current liabilities, a $175 million decrease in accounts payable and a $151 million increase in inventory.

        During the quarter ended December 26, 2008, we purchased approximately 130,000 customer contracts for electronic security services through the ADT dealer program for cash of $117 million.

        We continue to fund capital expenditures to improve the cost structure of our businesses, to invest in new processes and technology, and to maintain high quality production standards. The level of capital expenditures in fiscal year 2009 is expected to exceed the spending levels in fiscal year 2008 and is also expected to exceed depreciation.

        During the quarter ended December 26, 2008, we paid approximately $20 million in cash related to restructuring activities. We have identified additional opportunities for cost savings through restructuring activities in fiscal 2009 and expect to incur restructuring charges of approximately $100 to $150 million. See Note 3 to our Consolidated Financial Statements for further information regarding our restructuring activities.

        Income taxes paid, net of refunds, related to continuing operations were $73 million and $162 million during the quarters ended December 26, 2008 and December 28, 2007, respectively.

        As previously discussed, effective June 29, 2007, we completed the Separation. During the quarter ended December 28, 2007 we paid $46 million in Separation costs and $36 million were included in cash flows from discontinued operating activities.

        We will continue to divest businesses that do not align with our overall strategy. We plan to use the expected proceeds from these sales, as well as the cash generated by our operations, to continue to make investments in our businesses that are intended to grow revenue and improve productivity, including our restructuring actions. We expect to also use cash to selectively pursue acquisitions. Additionally, we expect to continue to return any excess cash to our shareholders through share repurchases and dividend payments.

        Pursuant to our share repurchase program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved 10b5-1 trading plan in accordance with applicable regulations.

        Management believes that cash generated by or available to Tyco should be sufficient to fund our capital and liquidity needs for the foreseeable future, including quarterly dividend payments. We intend to continue to repurchase shares under our existing $1.0 billion share repurchase program approved by our Board of Directors on July 10, 2008 depending on credit market conditions, macroeconomic factors and expectations regarding future cash flows.

Capitalization

        Shareholders' equity was $14.9 billion, or $31.49 per share, at December 26, 2008, compared to $15.5 billion, or $32.76 per share, at September 26, 2008. Shareholders' equity decreased primarily due to unfavorable changes in foreign currency exchange rates of $865 million, dividends declared of $95 million, offset by $277 million of net income.

        Total debt was $4.4 billion at December 26, 2008, as compared to $4.3 billion at September 26, 2008. Total debt as a percentage of total capitalization (total debt and shareholders' equity) was 23% and 22% at December 26, 2008 and September 26, 2008, respectively.

        Our cash balance decreased to $1.2 billion at December 26, 2008, as compared to $1.5 billion at September 26, 2008. The decrease in cash was primarily due to capital expenditures, accounts purchased from the ADT dealer network, and dividends paid. This decrease was partially offset by cash generated by the operating segments and net cash proceeds from debt.

        Dividend payments were $95 million in the first quarter of 2009 and $74 million in the first quarter of 2008. The timing, declaration and payment of future dividends to holders of our common shares falls within the discretion of our Board of Directors and will depend upon many factors, including our financial condition and results of operations, the capital requirements of our businesses, industry practice and any other factors the Board of Directors deems relevant.

        In May 2008, TIFSA commenced issuing commercial paper to U.S. institutional accredited investors and qualified institutional buyers. Borrowings under the commercial paper program are available for general corporate purposes. As of December 26, 2008, TIFSA had $165 million of commercial paper outstanding bearing interest at an average rate of 2.63%.

        On June 24, 2008, Tyco and TIFSA entered into a $500 million senior unsecured revolving credit agreement with Citibank, N.A., as administrative agent for the lenders party thereto. This credit agreement has a three-year term. Borrowings under this agreement have a variable interest rate based on LIBOR or an alternate base rate. The margin over LIBOR can vary based on changes in our credit rating and facility utilization. Together with the existing $1.25 billion five-year senior revolving credit agreement, dated as of April 25, 2007, our total commitments under these facilities increased to $1.75 billion. These amounts were subsequently reduced by $60 million related to Lehman's assignment of its commitments under the aforementioned $1.25 billion credit facility. These revolving credit facilities will be used for working capital, capital expenditures and other corporate purposes. As of December 26, 2008, there was $686 million drawn under these unsecured revolving credit facilities, which was fully repaid on January 29, 2009.

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

        The following table details our long-term and short-term debt ratings at December 26, 2008 and September 26, 2008:

	Short-Term Debt Ratings	Long Term Debt Ratings
Moody's	P-2	Baa1
Standard & Poor's	A-2	BBB+
Fitch	F2	BBB+

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

Backlog

        At December 26, 2008, Tyco had a backlog of unfilled orders of $9.1 billion, compared to a backlog of $9.7 billion at September 26, 2008. Backlog by segment was as follows ($ in millions):

	December 26, 2008	September 26, 2008
ADT Worldwide	$5,730	$6,036
Flow Control	1,875	2,083
Fire Protection Services	1,246	1,314
Electrical and Metal Products	76	117
Safety Products	127	154

	$9,054	$9,704

        Backlog decreased by $650 million, or 6.7%, from $9.7 billion at September 26, 2008 to $9.1 billion at December 28, 2008. The decrease in backlog was primarily due to unfavorable changes in foreign currency exchange rates of $545 million. ADT Worldwide's backlog decreased by $306 million, or 5.1%, from $6.0 billion at September 26, 2008. The decrease was primarily due to unfavorable exchange rates of $295 million and decreased bookings of $66 million, which were partially offset by $55 million net increase in recurring revenue-in-force primarily the result of new customers. (ADT Worldwide's total account base grew 0.9% quarter over quarter to 7.3 million accounts.) Recurring revenue-in-force represents 12 months' fees for monitoring and maintenance services under contract in the security business. Flow Control and Fire Protection Services backlog decreased primarily due to unfavorable changes in foreign currency exchange rates of $237 million and decreased bookings of $38 million.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

        Certain of Tyco's international businesses utilize the sale of accounts receivable as short-term financing mechanisms. The aggregate amount outstanding under the Company's international accounts receivable programs was $58 million and $65 million at December 26, 2008 and September 26, 2008, respectively.

Guarantees

        Certain of the Company's business segments have guaranteed the performance of third-parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from the current fiscal year through the completion of such transactions. The guarantees would typically be triggered in the event of nonperformance, and we believe the potential exposure under the guarantees would not have a material effect on the Company's financial position, results of operations and cash flows.

        There are certain guarantees or indemnifications extended among Tyco, Covidien and Tyco Electronics in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. At the time of the Separation, Tyco recorded a liability necessary to recognize the fair value of such guarantees and indemnifications in accordance with FIN No. 45. In the absence of observable transactions for identical or similar guarantees, the Company determined the fair value of these guarantees and indemnifications utilizing expected present value measurement techniques. Significant assumptions utilized to determine fair value included determining a range of potential outcomes, assigning a probability weighting to each potential outcome and estimating the anticipated timing of resolution. The probability weighted outcomes were discounted using the Company's incremental borrowing rate. The liability necessary to reflect the fair value of the guarantees and indemnifications under the Tax Sharing Agreement is $554 million, which is included in other liabilities on our Consolidated Balance Sheet at December 26, 2008 and September 26, 2008, respectively. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. See Note 5 to the Consolidated Financial Statements for further discussion of the Tax Sharing Agreement.

        In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien and Tyco Electronics operating entities. In connection with the Separation, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien or Tyco Electronics. To the extent these guarantees were not assigned prior to the Separation date, Tyco assumed primary liability on any remaining such support. The estimated fair value of these obligations is $7 million, which is included in other liabilities on the Company's Consolidated Balance Sheets, and were recorded in accordance with FIN No. 45 with an offset to shareholders' equity on the Separation date.

        In disposing of assets or businesses, the Company often provides representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company has no reason to believe that these uncertainties would have a material adverse effect on the Company's financial position, results of operations and cash flows.

        The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 10 to the consolidated Financial Statements for further discussion of environmental liabilities.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations and cash flows.

        The Company records estimated product warranty costs at the time of sale. For further information on estimated product warranty, see Note 16 to the Consolidated Financial Statements.

        In 2001, a division of Safety Products initiated a VRP associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain O-ring seal sprinkler heads which were originally manufactured by Central Sprinkler prior to Tyco's acquisition. Under this program, the sprinkler heads are being replaced free of charge to property owners. On May 1, 2007, the Consumer Product Safety Commission and the Company announced an August 31, 2007 deadline for filing claims to participate in the VRP. The Company will fulfill all valid claims for replacement of qualifying sprinklers received up to August 31, 2007. The ultimate cost to complete the program will be impacted by a number of factors such as changes in material and labor costs, and the actual number of sprinkler heads replaced. Settlements during the quarter ended December 26, 2008 include cash expenditures of $10 million related to the VRP.

Accounting Pronouncements

        Recently Adopted Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 became effective for Tyco in the first quarter of 2009 for financial assets and liabilities only. The adoption did not have a material impact on its financial position, results of operations and cash flows. See Note 9 to the Consolidated Financial Statements for additional information related to the adoption of SFAS No. 157.

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

        SFAS No. 158 also requires companies to measure plan assets and benefit obligations as of their fiscal year end. The Company adopted the measurement date provisions of SFAS No. 158 on September 27, 2008. As a result, Tyco measured its plan assets and benefit obligations on September 26, 2008 and adjusted its opening balances of accumulated earnings and accumulated other comprehensive income for the change in net periodic benefit cost and fair value, respectively, from the previously used measurement date of August 31, 2008. The adoption of the measurement date provisions resulted in a net decrease to accumulated earnings of $5 million, net of an income tax benefit of $2 million, and a net increase to accumulated other comprehensive income of $61 million, net of income taxes of $28 million. See Note 11 to the Consolidated Financial Statements for additional information related to the adoption of SFAS 158.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 became effective for Tyco in the first quarter of 2009. On September 27, 2008, the Company did not elect the fair value option under SFAS 159 for eligible items.

        In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. The Company adopted the provisions of SFAS No. 162 as of November 15, 2008. The adoption did not have a material impact on its financial position, results of operations and cash flows.

        Recently Issued Accounting Pronouncements—In June 2008 the FASB ratified FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" (FSP No. EITF 03-6-1), which addresses whether instruments granted in sharebased payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, "Earnings per Share" (SFAS No. 128). FSP No. EITF 03-6-1 requires that unvested sharebased payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. FSP No. EITF 03-6-1 is effective for Tyco starting with the first interim period of fiscal 2010, and shall be applied retrospectively to all prior periods. The Company is currently evaluating the effects, if any that FSP No. EITF 03-6-1 may have on earnings per share.

        In April 2008, the FASB issued Staff Position ("FSP") No. 142-3, "Determination of the Useful Life of Intangible Assets". FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets". FSP No. 142-3 is effective for Tyco in the first quarter of 2010. The Company is currently assessing what impact, if any, that FSP No. 142-3 will have on its financial position, results of operations and cash flows.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's results of operations, financial position and cash flows. The disclosure provisions of SFAS No. 161 are effective for Tyco in the second quarter of 2009.

        In December 2007, the FASB issued SFAS 141 (Revised 2007), "Business Combinations." SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that business combinations are still accounted for at fair value. However, the accounting for certain other aspects of business combinations will be affected. Acquisition costs will generally be expensed as incurred. Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date. In-process research and development will be recorded at fair value as an indefinite-lived intangible at the acquisition date until it is completed or abandoned and its useful life can be determined. Changes in deferred tax asset valuation allowances and uncertain tax positions after the acquisition date will generally impact income tax expense. SFAS No. 141(R) also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141(R) is effective, on a prospective basis, for Tyco in the first quarter of fiscal 2010.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51". SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest prior to the adoption of SFAS 160) as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest should be included in consolidated net income on the face of the statement of income. SFAS No. 160 also amends certain of Accounting Research Bulletin No. 51's consolidation procedures in order to achieve consistency with the requirements of SFAS No. 141R. The statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This statement is effective for Tyco in the first quarter of fiscal 2010. The Company is currently assessing what impact if any, that SFAS No. 160 will have on its financial position, results of operations and cash flows.

        In December 2008, the FASB issued FAS 132(R)-1," Employers' Disclosures about Postretirement Benefit Plan Assets. The FSP requires additional disclosures about plan assets related to an employer's defined benefit pension or other post retirement plans to enable investors to better understand how investment decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and the significant concentrations of risk within plan assets. The disclosure provisions of FSP No. FAS 132(R)-1 are effective for Tyco for fiscal 2010.

Forward-Looking Information

        Certain statements in this report are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission ("SEC"), or in Tyco's communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating and tax efficiencies, product expansion, backlog, the consummation and benefits of acquisitions and divestitures, as well as financings and repurchases of debt or equity securities, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward-looking statements include, among other things:

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

  •
  risks associated with our proposed Change of Domicile to Switzerland, including the possibility of reduced flexibility with respect to certain aspects of capital management, the potential for additional regulatory burdens, and the likely removal from stock indices of which we are currently a part;

  •
  changes in U.S. and non-U.S. government laws and regulations;

  •
  the possible effects on us of pending and future legislation in the United States that may limit or eliminate potential U.S. tax benefits resulting from Tyco International's jurisdiction of incorporation or deny U.S. government contracts to us based upon Tyco International's jurisdiction of incorporation:

  •
  the possibility that Tyco International's Change of Domicile may not be completed or that if it is completed, tax and financial expectations may not materialize or might change; and

  •
  Swiss corporate governance and regulatory schemes could prove different or more challenging than currently expected.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The Company's exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure discussed in the 2008 Form 10-K. In order to manage the volatility relating to our more significant market risks, we currently enter into forward foreign currency exchange contracts and foreign currency options. Our portfolio derivative financial instruments may, from time to time, also include interest rate swaps.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 26, 2008, our disclosure controls and procedures were not effective because of a material weakness in our internal controls over financial reporting, relating to accounting for income taxes, which we view as an integral part of our disclosure controls and procedures as discussed in Part II, Item 9A. Controls and Procedures in Form 10-K to the Annual Report on Form 10-K for the year ended September 26, 2008.

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

        While significant progress has been made, several new tax accounting and control procedures have only recently been implemented and further time is required to assess and ensure the sustainability of these procedures. Further, our current environment is still characterized by a highly complex structure of approximately 1,100 legal entities. In light of this, the Company believes the material weakness relating to accounting for income taxes has not been remediated and the Company plans to implement further improvements to achieve appropriate levels of controls, reliability and sustainability in this area.

        In addition to the above, we continue to proactively identify opportunities for control improvements. We have ongoing initiatives over the next several years to standardize, consolidate and upgrade various financial operating systems and eliminate many of the manual and redundant tasks previously performed under older systems or processes. We are also actively simplifying the Company's legal entity structure and expect a significant reduction in the number of legal entities over the next 15 months.

Remediation Plan

        While a number of corrective actions have been made, several have only recently been implemented and further time is required to assess and ensure the sustainability of these controls.

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

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        Except as discussed below, there have been no material developments in the Company's legal proceedings that have occurred during the quarter ended December 26, 2008. For a description of the Company's previously reported legal proceedings, refer to Part I, Item 3. Legal Proceedings, in the 2008 Form 10-K.

        In connection with the Separation, we entered into a liability sharing agreement regarding certain legal actions that were pending against Tyco prior to the Separation. Under the Separation and Distribution Agreement, we, Covidien and Tyco Electronics are jointly and severally liable for the full amount of any judgments resulting from the actions subject to the agreement, which generally relate to legacy matters that are not specific to the business operations of any of the companies (including ERISA, FCPA and securities claims). The Separation and Distribution Agreement also provides that we will be responsible for 27%, Covidien 42% and Tyco Electronics 31% of payments to resolve these matters, with costs and expenses associated with the management of these contingencies being shared equally among the parties. In addition, under the agreement, we will manage and control all the legal matters related to assumed contingent liabilities as described in the Separation and Distribution Agreement, including the defense or settlement thereof, subject to certain limitations. Additionally, at the time of the Separation, the Company, Covidien and Tyco Electronics agreed to allocate responsibility for certain legacy tax claims pursuant to the same formula under the Tax Sharing Agreement.

Class Action Settlement and Legacy Securities Matters

        As previously reported, in June 2007, the Company agreed to settle 32 purported securities class action lawsuits arising from actions alleged to have been taken by prior management, for $2.975 billion and the settlement became final in February 2008. Tyco is not subject to any further liability related to the class action settlement. Of this amount, the Company contributed $803 million, representing its share under the Separation and Distribution Agreement, to an escrow account established in connection with the settlement. The settlement did not purport to resolve all legacy securities cases, and several remain outstanding and are discussed below. It is not possible to predict the final outcome or to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of the asserted or unasserted claims from individuals that have opted-out or from any other legacy securities litigation. Should any of these cases result in an adverse judgment or be settled for a significant amount, they could have a material adverse effect on our financial position, results of operations and cash flows.

        Pursuant to the terms of the settlement, L. Dennis Kozlowski, Mark H. Swartz and Frank E. Walsh, Jr., also are excluded from the settling defendants, and the class has assigned to Tyco all of their claims against defendants Kozlowski, Swartz and Walsh. In exchange, we have agreed to pay to the certified class, in addition to the $2.975 billion described above, 50% of any net recovery against these defendants.

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

        On December 2, 2008, the Company reached an agreement in principle with the Commonwealth of Massachusetts Pension Reserves Investment Management Board, an entity that was not included in the June 2007 securities class-action settlement, to settle all of its claims in respect of the subject matter of the class-action settlement for a payment of $11 million. The settlement is subject to the terms of the Separation and Distribution Agreement, which results in the Company being responsible for approximately $3 million out of the aggregate settlement amount.

Tyco Litigation Against Former Senior Management

        Tyco International Ltd. v. L. Dennis Kozlowski and Tyco International Ltd. v. Mark H. Swartz.    As previously reported in our periodic filings, we filed civil complaints against both Dennis Kozlowski, our former Chairman and Chief Executive Officer, and Mark H. Swartz, our former Chief Financial Officer, for breach of fiduciary duty and other conduct, and of all remuneration, including restricted and unrestricted shares and options, obtained by them during the course of this conduct. Discovery in these cases is proceeding. In connection with our civil complaints against Mr. Kozlowski, Mr. Swartz, and Scott Stevenson, our former Chief Tax Officer, each of these individuals has made claims against the Company seeking amounts allegedly due in connection with the former executives' compensation and retention arrangements and under ERISA. Tyco intends to vigorously defend these actions and does not believe that the ultimate outcome of these matters will have a material adverse affect on its financial position, results of operations and cash flows.

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

        Tyco International Ltd. v. L. Dennis Kozlowski and Mark H. Swartz.    As previously reported in our periodic filings, we filed a civil complaint against our former Chairman and Chief Executive Officer and former Chief Financial Officer and Director pursuant to Section 16(b) of the Securities and Exchange Act of 1934 for disgorgement of short-swing profits from prohibited transactions in our common shares believed to exceed $40 million. The action seeks disgorgement of profits, interest, attorney's fees and costs. This matter is in the pre-trial stage of litigation.

        Tyco International Ltd. v. Frank E. Walsh, Jr.    As previously reported in our periodic filings, we filed a civil complaint against Frank E. Walsh, Jr., a former director, for breach of fiduciary duty and related wrongful conduct involving receipt by Mr. Walsh of a $20 million payment in connection with our 2001 acquisition of the CIT Group, Inc. The action alleges causes of action for restitution, breach of fiduciary duty and inducing breach of fiduciary duty, conversion, unjust enrichment, and a constructive trust, and seeks recovery for all of the losses suffered by us as a result of the defendant director's conduct. On December 17, 2002, Mr. Walsh paid $20 million in restitution to Tyco, as a result of a plea bargain agreement with the New York County District Attorney. Mr. Walsh has made claims against Tyco alleging that Tyco is required to indemnify him for his defense costs arising from his role as a Tyco director. Our claims against Mr. Walsh and Mr. Walsh's claims against Tyco are still pending. This matter is in the pre-trial stage of litigation.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million. The quarterly withdrawal liability payments are $1.1 million, $7.7 million of which have been paid to date. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

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

        In 2002, certain of our current and former employees received subpoenas from the SEC's Division of Enforcement seeking testimony related to past accounting practices for dealer connect fees that ADT had charged to its authorized dealers upon purchasing customer accounts. The investigation related to accounting practices employed by our former management, which were discontinued in 2003. Although we settled with the SEC in 2006, a number of former dealers and related parties have filed lawsuits against us alleging breach of contract and other claims related to ADT's decision to terminate certain authorized dealers in 2002 and 2003. While it is not possible at this time to predict the final outcome of these lawsuits, we do not believe these claims will have a material adverse effect on the Company's financial position, results of operations and cash flows.

        As previously reported, we have provided documents and information to the SEC concerning transactions under the United Nations Oil for Food Program following various investigations since November 2004. After thoroughly investigating relevant transactions and reporting the results of these investigations to the SEC staff, we have not received any indication that the SEC is intending to pursue an enforcement action against Tyco in connection with the United Nations Oil for Food Program. Based on an additional allegation received in 2008, we are conducting further investigation. While it is not possible at this time to predict the final outcome of this matter, we do not believe it will have a material adverse effect on the Company's financial position, results of operations and cash flows.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 26, 2008, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $38 million to $77 million. As of December 26, 2008, Tyco concluded that the best estimate within this range is approximately $44 million, of which $11 million is included in accrued and other current liabilities and $33 million is included in other liabilities on Tyco's Consolidated Balance Sheets. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations and cash flows.

Asbestos Matters

        As previously reported in its periodic filings, Tyco and some of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. Each case typically names between dozens to hundreds of corporate defendants. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. The Company will continue to vigorously defend the lawsuits that have been filed against it and its subsidiaries, but cannot predict whether it will be successful in those cases that proceed to trial. When appropriate, the Company settles claims. Although in the past the total amount paid in any year to settle and defend all asbestos claims has been immaterial, Tyco has recently experienced an increase in the number of lawsuits that have proceeded to trial. Of the lawsuits that have proceeded to trial in 2008, Tyco has won or settled all but one case, with that one case returning an adverse jury verdict for approximately $7.7 million, which included both compensatory and punitive damages. Tyco intends to appeal the verdict and believes that it will ultimately be overturned. As of December 26, 2008 there were approximately 4,800 asbestos liability cases pending against the Company and its subsidiaries.

Income Tax Matters

        During the third quarter of 2007, the IRS concluded its field examination of certain of Tyco's U.S. federal income tax returns for the years 1997 through 2000 and issued anticipated Revenue Agents' Reports ("RARs") that reflect the IRS' determination of proposed tax adjustments for the periods under audit. The RARs propose tax audit adjustments to certain of the Company's previously filed tax return positions. The Company agreed with the IRS on adjustments totaling $498 million, with an estimated cash impact to the Company of $458 million, and during the third quarter of 2007, the Company paid $458 million, of which $163 million related to the Company's discontinued operations. The Company appealed other proposed tax audit adjustments totaling approximately $1 billion relating to Tyco, Covidien and Tyco Electronics, and, as Audit Managing Party as specified in the Tax Sharing Agreement, the Company intends to vigorously defend its prior filed tax return positions.

        During the second quarter of 2008, the IRS issued additional RARs asserting a withholding tax liability of approximately $106 million associated with the prior proposed tax adjustments related to Tyco, Covidien and Tyco Electronics for the 1997 to 2000 period. The withholding tax amount asserted against Tyco is immaterial. During the first quarter of fiscal 2009, the Company reached an informal agreement with the IRS appeals team to work towards timely resolution of all unagreed issues related to this time period. The Company, as Auditing Managing Party as specified in the Tax Sharing Agreement, intends to vigorously defend its prior filed tax return positions and determined that no adjustment is required to the Company's guarantees and indemnifications liability recorded in conjunction with the Tax Sharing Agreement as discussed in "Guarantees" within Management's Discussion and Analysis of Financial Condition and Results of Operations. Additionally, the IRS is auditing the prior tax returns of the Company, which include legal entities of Tyco, Covidien and Tyco Electronics for the 2001 to 2004 period. The IRS has not issued any RARs for this period. The ultimate resolution of these matters is uncertain and could result in a material impact to the

Company's financial position, results of operations, cash flows or the effective tax rate in future reporting periods.

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

Compliance Matters

        As previously reported in our periodic filings, we have received and responded to various allegations and other information that certain improper payments were made by our subsidiaries in recent years. As previously reported, we have been informed that two subsidiaries in our Flow Control business in Italy have been named in a request for criminal charges filed by the Milan public prosecutor's office. We have reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that we have taken in response to the allegations. We also informed the DOJ and the SEC that we retained outside counsel to perform a company-wide baseline review of our policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), that we would continue to make periodic progress reports to these agencies, and that we would present our factual findings upon conclusion of the baseline review. We have and will continue to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper payments identified by us in the course of our ongoing compliance activities. Covidien and Tyco Electronics agreed, in connection with the Separation, to cooperate with the Company in its response to these allegations. To date, the baseline review has revealed that some business practices may not comply with Tyco and FCPA requirements. At this time, we cannot predict the outcome of these matters and other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of these matters. However, it is possible that we may be required to pay material fines, consent to injunctions on future conduct, or suffer other penalties or adverse impacts, each of which could have a material adverse effect on our financial position, results of operations and cash flows.

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

        The German Federal Cartel Office ("FCO") charged in early 2007 that certain German subsidiaries in Tyco's Flow Control business had engaged in anti-competitive practices, in particular with regard to its hydrant, valve, street box and fittings business. Tyco investigated this matter and determined that the conduct may have violated German anti-trust law. Tyco is cooperating with the FCO in its investigation of this violation. Tyco cannot estimate the range of potential loss that may result from this violation. It is possible that the Company may be subject to civil or criminal proceedings and may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on our financial position, results of operations and cash flows.

Other Matters

        Fitzpatrick Contractors Limited v. Tyco Fire and Integrated Solutions (UK) Ltd.    On July 18, 2007, Fitzpatrick Contractors Limited ("FCL") commenced an action against Tyco Fire and Integrated Solutions (UK) Ltd. in the High Court of Justice, Queen Bench Division, Technology and Construction Court, United Kingdom, alleging that Tyco entered into a binding contract in 2002 for the design, manufacture and installation of mechanical and electrical works for the refurbishment of a portion of London Transport's Blackwall Tunnel. FCL seeks damages for breach of contract in the amount of approximately $38 million, and we have reserved our best estimate of probable loss related to this matter. While it is not possible at this time to predict the final outcome of this dispute, Tyco does not believe this action will have a material adverse effect on its financial position, results of operations and cash flows beyond the amount that has been accrued.

        In addition to the foregoing, we are subject to claims and suits, including from time to time, contractual disputes and product and general liability claims incidental to present and former operations, acquisitions and dispositions. With respect to many of these claims, we either self-insure or maintain insurance through third-parties, with varying deductibles. While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings, whether the underlying claims are covered by insurance or not, will not have a material adverse effect on our financial condition, results of operations and cash flows beyond amounts recorded for such matters.

Item 1A.    Risk Factors

        Tyco's significant business risks are described in Part I, Item IA in our 2008 Form 10-K, to which reference is made herein. Other than as set forth below, management does not believe that there have been any significant changes in the Company's risk factors since the Company filed the 2008 Form 10-K.

Risks Relating to Tyco International's Change in its Jurisdiction of Incorporation from Bermuda to Switzerland.

Following the Change of Domicile, it is likely that we will be removed from the S&P 500 stock index and other indices, which we expect would have an adverse impact on our share price.

        Our shares currently are a component of the Standard & Poor's 500 Index and other indices. Based on current S&P guidelines, we believe it is likely that S&P would remove our shares as a component of the S&P 500 upon the change of domicile. Although we are uncertain as to when S&P would take this action, we do not believe that it would be effective until after the Special General Meeting. S&P has removed the shares of other companies that recently changed their jurisdictions of incorporation to Switzerland. Similar issues could arise with respect to whether our shares will continue to be included as a component in other indices or funds that may impose a variety of qualifications that could be affected by the Change of Domicile. If our shares are removed as a component of the S&P 500 or other indices or no longer meet the qualifications of such funds, institutional investors that are required to track the performance of the S&P 500 or such other indices or the funds that impose those qualifications would be required to sell their shares, which we expect would adversely affect the price of our shares. Any such adverse impact on the price of our shares could be magnified by the current heightened volatility in the financial market.

Legislative action by the U.S. Congress could materially, adversely affect us despite the Change of Domicile.

        Legislative action could be taken by the U.S. Congress which, if ultimately enacted, could override tax treaties upon which we rely, which would adversely affect our effective corporate tax rate despite the change of domicile. We cannot predict the outcome of any specific legislative proposals. However, if proposals were enacted that had the effect of disregarding the Change of Domicile or limiting our ability as a Swiss company to take advantage of the tax treaties between Switzerland and the United States, we could be subjected to increased taxation, despite the Change of Domicile. Also, various U.S. federal and state legislative proposals have been introduced in recent years that deny, or would deny, government contracts to U.S. companies that move their locations abroad to places like Bermuda. We cannot assure you that moving our jurisdiction of incorporation to Switzerland will eliminate the risk that these contract bans will apply to us.

        In addition, there continues to be negative publicity regarding, and criticism of, companies that conduct substantial business in the U.S. but are domiciled in countries like Bermuda. We cannot assure you that there will not be similar criticism of our change of jurisdiction of incorporation to Switzerland.

Until January 1, 2011, we must declare and pay dividends in the form of reductions of registered share capital, which must be stated in Swiss francs, to avoid adverse tax consequences. Any currency fluctuations between the U.S. dollar and Swiss francs will affect the dollar value of the dividends we pay.

        Under Swiss law, payments that are made to shareholders in the form of a return of registered share capital do not require the payment of withholding taxes to Swiss authorities, while ordinary dividend payments require that such taxes be withheld. Swiss corporate law requires that any payments made to shareholders in the form of a return of capital must be denominated in Swiss francs. After January 1, 2011, dividend payments may be made out of contributed surplus without having to pay withholding taxes, and these payments can be denominated and paid in U.S. dollars. Therefore, until January 1, 2011, we expect to pay dividends in the form of a return of registered share capital, and these dividends will be denominated in Swiss francs. We expect our transfer agent to make these dividend payments in U.S. dollars converted at the U.S. dollar to Swiss franc exchange rate shortly before the payment date. As a result, shareholders will be exposed to fluctuations in the value of the U.S. dollar relative to the Swiss franc between the date used for purposes of calculating the Swiss franc amount of any proposed capital reduction (which will typically be on or about the date of our annual general meeting) and the relevant payment date, which will not be shorter than two months and could be as long as a year.

As a result of increased shareholder approval requirements, we may have less flexibility as a Swiss corporation than as a Bermuda company with respect to certain aspects of capital management.

        Under Bermuda law, our directors may issue, without further shareholder approval, any shares authorized in our memorandum of association that are not already issued or reserved. Bermuda law also provides substantial flexibility in establishing the terms of preferred shares. In addition, our board of directors currently has the right, subject to statutory limitations, to declare and pay dividends on our shares without a shareholder vote. Swiss law will allow our shareholders to authorize share capital that can be issued by the board of directors without shareholder approval, but this authorization will be limited to 50% of the existing registered share capital and must be renewed by the shareholders every two years. Additionally, subject to specified exceptions, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares. Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of shares. Swiss law also reserves for approval by shareholders many corporate actions over which our board of directors currently has authority. We cannot assure you that situations will not arise where such flexibility would have provided substantial benefits to our shareholders.

As a result of the increase in par value of our shares, we may have less flexibility with respect to certain aspects of capital management.

        In connection with the Change of Domicile, we will significantly increase the par value of our shares. Currently the par value of our shares is $0.80. Based on a 1:1.09 US$/Swiss franc exchange rate and the number of issued and outstanding ordinary shares as of January 6, 2009, the new par value of our shares would have been approximately CHF 7.97 (or $7.31). Under Swiss law, we generally may not issue registered shares for an amount below par value. As of January 6, 2009, the closing price of our ordinary shares on the NYSE was $24.57 (or approximately CHF 26.78). In the event there is a need to raise common equity capital at a time when the trading price of our registered shares is below our par value, we would need to obtain approval of our shareholders to decrease the par value of our registered shares. We cannot assure you that we would be able to obtain such shareholder approval. Obtaining shareholder approval also would require filing a preliminary proxy statement with the SEC and convening a meeting of shareholders which would delay any capital raising plans. If we were to receive shareholder approval to reduce the par value of our registered shares, the reduction would decrease our ability to pay dividends as a repayment of share capital, which may subject you to Swiss withholding tax. See Risk Factor entitled "After the Change of Domicile, we might not be able to make distributions or repurchase shares without subjecting you to Swiss withholding tax" below.

After the Change of Domicile, we might not be able to make distributions or repurchase shares without subjecting you to Swiss withholding tax.

        If we are not successful in our efforts to make distributions, if any, through a reduction of registered share capital (or par value per share) or, after January 1, 2011, pay dividends out of contributed surplus, then any dividends that we pay generally would be subject to a Swiss federal withholding tax at a rate of 35%. The withholding tax must be withheld from the gross distribution and paid to the Swiss Federal Tax Administration. Dividends paid on our shares currently are not subject to withholding tax in Bermuda. A U.S. holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income, which we refer to as the "U.S.-Swiss Treaty," may apply for a refund of the tax withheld in excess of the 15% treaty rate (or for a full refund in case of qualified pension funds). Payment of a capital distribution in the form of a reduction of registered share capital is not subject to Swiss withholding tax. There can be no assurance, however, that our shareholders would approve a reduction in our registered share capital, that we would be able to meet the other legal requirements for a reduction of registered share capital or that Swiss withholding rules would not be changed in the future. In addition, over the long term, the amount of registered share capital available for reductions will be limited. If we are unable to make a distribution through a reduction in registered share capital or, after January 1, 2011, pay a dividend out of contributed surplus, we might not be able to make distributions without subjecting you to Swiss withholding taxes.

The Change of Domicile might not allow us to continue to maintain a competitive worldwide effective corporate tax rate.

        We believe that the Change of Domicile should improve our ability to maintain a competitive worldwide effective corporate tax rate, but we cannot give any assurance as to what our effective tax rate will be after the Change of Domicile. Our actual effective tax rate may vary from our expectations, and that variance could be material. In addition, the tax laws of Switzerland, the United States and other jurisdictions could change in the future, and those changes could cause a material increase in our effective tax rate.

We will be subject to various Swiss taxes as a result of the Change of Domicile.

        Although we do not expect Swiss taxes materially to affect our worldwide effective corporate tax rate, we will be subject to additional corporate taxes in Switzerland as a result of the Change of Domicile. Switzerland imposes a corporate federal income tax for holding companies at an effective tax rate of 7.83%, although we should be entitled to a "participation relief" that in most cases will effectively eliminate any Swiss taxation on the profits of our subsidiaries paid by them to us as dividends as well as on capital gains related to the sale of participations. We also will be subject to a Swiss issuance stamp tax levied on share issuances, other than in connection with the Change of Domicile, or increases of its share capital at a rate of 1% of the fair market value of the issuance or increase. In addition, we will be subject to Swiss issuance stamp tax on our debt issuances at a rate of 0.12% per year of duration and some other Swiss indirect taxes (e.g., VAT and Swiss securities transfer stamp tax). We currently are not subject to income, capital, stamp or issuance taxes in Bermuda.

Swiss laws differ from the laws in effect in the United States and may afford less protection to holders of our securities.

        Tyco International has announced its intention to change its place of incorporation from Bermuda to Switzerland. Because of differences between Swiss law and Bermuda law and differences between the governing documents of Swiss and Bermuda companies, it may not be possible to enforce court judgments obtained in the United States against Tyco International based on the civil liability provisions of the federal or state securities laws of the United States in Switzerland. As a result, in a lawsuit based on the civil liability provisions of the U.S. federal or state securities laws, U.S. investors may find it difficult to:

  •
  effect service within the United States upon us or our directors and officers located outside the United States;

  •
  enforce judgments obtained against those persons in U.S. courts or in courts in jurisdictions outside the United States; and

  •
  enforce against those persons in Switzerland, whether in original actions or in actions for the enforcement of judgments of U.S. courts, civil liabilities based solely upon the U.S. federal or state securities laws.

        Switzerland and the United States do not have a treaty providing for reciprocal recognition of and enforcement of judgments in civil and commercial matters. The recognition and enforcement of a judgment of the courts of the United States in Switzerland is governed by the principles set forth in the Swiss Federal Act on Private International Law. This statute provides in principle that a judgment rendered by a non-Swiss court may be enforced in Switzerland only if:

  •
  the foreign court had jurisdiction pursuant to the Swiss Federal Act on Private International Law;

  •
  the judgment of such foreign court has become final and non-appealable;

  •
  the judgment does not contravene Swiss public policy;

  •
  the court procedures and the service of documents leading to the judgment were in accordance with the due process of law; and

  •
  no proceeding involving the same position and the same subject matter was first brought in Switzerland, or adjudicated in Switzerland, or that it was earlier adjudicated in a third state and this decision is recognizable in Switzerland.

The Change of Domicile will result in additional direct and indirect costs, even if the Change of Domicile is not completed.

        Although we do not expect these costs to be material, we will incur additional direct costs as a result of the Change of Domicile. Following the Change of Domicile, we will hold certain board meetings, management meetings and annual general meetings in Switzerland. We also expect to increase our presence in Switzerland and incur costs and expenses, including professional fees, to comply with Swiss corporate and tax laws. In addition, we expect to incur attorneys' fees, accountants' fees, filing fees, mailing expenses and financial printing expenses in connection with the Change of Domicile, even if it is not approved or completed. The Change of Domicile also may negatively affect us by diverting the attention of our management and employees from our operating business and by increasing other administrative costs and expenses.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
9/27/08–10/24/08	43,931	$34.39	—	$—
10/25/08–11/28/08	87,210	$16.51	—	—
11/29/08–12/26/08	—	$—	—	900,000,000

        The transactions described in the table above represent shares acquired by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. Approximately 131,141 shares were acquired in these vesting-related transactions during the quarter ended December 26, 2008. During the quarter, the Company did not repurchase any common shares on the NYSE as part of the $1.0 billion share repurchase program approved by the Board of Directors in July 2008 (2008 share Repurchase Program). Approximately $900 million remained outstanding under the 2008 Share Repurchase Program at December 26, 2008.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Exhibit
10.1	Amended and Restated Executive Employment Agreement between Tyco International Ltd. and Edward D. Breen, dated as of December 19, 2008 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 19, 2008).
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:	/s/ CHRISTOPHER J. COUGHLIN Christopher J. Coughlin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 3, 2009

QuickLinks

TYCO INTERNATIONAL LTD. INDEX TO FORM 10-Q
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in millions, except per share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in millions, except share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in millions)
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED) For the Quarters Ended December 26, 2008 and December 28, 2007 (in millions)
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CONDENSED CONSOLIDATING STATEMENT OF INCOME For the Quarter Ended December 26, 2008 (in millions)
CONDENSED CONSOLIDATING STATEMENT OF INCOME For the Quarter Ended December 28, 2007 (in millions)
CONDENSED CONSOLIDATING BALANCE SHEET December 26, 2008 (in millions)
CONDENSED CONSOLIDATING BALANCE SHEET September 26, 2008 (in millions)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Quarter Ended December 26, 2008 (in millions)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Quarter Ended December 28, 2007 (in millions)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
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