Form 10-Q
period 2009-03-27
TYCO INTERNATIONAL LTD /BER/
filed 2009-04-30
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 27, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-13836
(Commission File Number)

TYCO INTERNATIONAL LTD.
(Exact name of Registrant as specified in its charter)

Switzerland (Jurisdiction of Incorporation)	98-0390500 (I.R.S. Employer Identification Number)
Freir Platz 10 Schaffhausen, CH-8200 Switzerland (Address of Registrant's principal executive offices)
41-52-633-02-44 (Registrant's telephone number)

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

        The number of common shares outstanding as of April 24, 2009 was 473,375,345.

 TYCO INTERNATIONAL LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share data)

	For the Quarters Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
Revenue from product sales	$2,518	$3,108	$5,286	$6,204
Service revenue	1,632	1,755	3,290	3,496

Net revenue	4,150	4,863	8,576	9,700
Cost of product sales	1,861	2,195	3,840	4,386
Cost of services	854	990	1,744	1,956
Selling, general and administrative expenses	1,200	1,204	2,340	2,371
Separation (credits) costs	—	(5)	—	4
Goodwill and intangible asset impairments (see Note 7)	2,705	—	2,705	—
Restructuring, asset impairment and divestiture charges, net (see Notes 2 and 3)	84	37	88	48

Operating (loss) income	(2,554)	442	(2,141)	935
Interest income	11	25	23	83
Interest expense	(78)	(115)	(151)	(232)
Other income, net	7	—	11	52

(Loss) income from continuing operations before income taxes and minority interest	(2,614)	352	(2,258)	838
Income tax benefit (expense)	60	(79)	(24)	(204)
Minority interest	(1)	(1)	(1)	(2)

(Loss) income from continuing operations	(2,555)	272	(2,283)	632
(Loss) income from discontinued operations, net of income taxes	(12)	8	(7)	11

Net (loss) income	$(2,567)	$280	$(2,290)	$643

Basic earnings per share:
(Loss) income from continuing operations	$(5.40)	$0.56	$(4.83)	$1.29
(Loss) income from discontinued operations	(0.02)	0.02	(0.01)	0.02

Net (loss) income	$(5.42)	$0.58	$(4.84)	$1.31

Diluted earnings per share:
(Loss) income from continuing operations	$(5.40)	$0.56	$(4.83)	$1.28
(Loss) income from discontinued operations	(0.02)	0.01	(0.01)	0.03

Net (loss) income	$(5.42)	$0.57	$(4.84)	$1.31

Weighted-average number of shares outstanding:
Basic	473	486	473	489
Diluted	473	489	473	493

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)

	March 27, 2009	September 26, 2008
Assets
Current Assets:
Cash and cash equivalents	$1,419	$1,519
Accounts receivable, less allowance for doubtful accounts of $175 and $188, respectively	2,608	3,024
Inventories	1,712	1,879
Prepaid expenses and other current assets	1,911	1,805
Assets held for sale	36	126

Total current assets	7,686	8,353
Property, plant and equipment, net	3,346	3,519
Goodwill	8,410	11,619
Intangible assets, net	2,531	2,693
Other assets	2,804	2,620

Total Assets	$24,777	$28,804

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$19	$555
Accounts payable	1,166	1,632
Accrued and other current liabilities	3,124	2,766
Deferred revenue	618	608
Liabilities held for sale	6	82

Total current liabilities	4,933	5,643
Long-term debt	4,223	3,709
Other liabilities	3,727	3,944

Total Liabilities	12,883	13,296

Commitments and Contingencies (see Note 10)
Minority interest	11	14
Shareholders' Equity (see Note 12):
Preference shares, Nil at March 27, 2009 and $4 par value, 31,250,000 shares authorized, none outstanding at September 26, 2008	—	—
Common shares, CHF 7.60 par value, 814,801,671 shares authorized; 479,346,720 shares issued at March 27, 2009; $0.80 par value, 1,000,000,000 shares authorized; 477,667,844 shares issued, net of 21,952,786 shares owned by subsidiaries at September 26, 2008	3,122	382
Common shares held in treasury, 5,972,088 and 4,882,081 shares, at March 27, 2009 and September 26, 2008, respectively	(246)	(192)
Capital in excess:
Share premium	—	9,236
Contributed surplus	10,918	4,711
Accumulated (deficit) earnings	(1,265)	1,125
Accumulated other comprehensive (loss) income	(646)	232

Total Shareholders' Equity	11,883	15,494

Total Liabilities and Shareholders' Equity	$24,777	$28,804

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	For the Six Months Ended
	March 27, 2009	March 28, 2008
Cash Flows From Operating Activities:
Net (loss) income	$(2,290)	$643
Loss (income) from discontinued operations, net of income taxes	7	(11)

(Loss) income from continuing operations	(2,283)	632
Adjustments to reconcile net cash provided by (used in) operating activities:
Goodwill and intangible asset impairments	2,705	—
Depreciation and amortization	559	566
Non-cash compensation expense	52	57
Deferred income taxes	(182)	(105)
Provision for losses on accounts receivable and inventory	69	61
Other non-cash items	36	43
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	162	(108)
Inventories	21	(149)
Prepaid expenses and other current assets	(287)	(24)
Accounts payable	(376)	(206)
Accrued and other current liabilities	190	(324)
Class action settlement liability	—	(3,020)
Income taxes, net	22	24
Other	94	(67)

Net cash provided by (used in) operating activities	782	(2,620)

Net cash (used in) provided by discontinued operating activities	(13)	4

Cash Flows From Investing Activities:
Capital expenditures	(331)	(355)
Proceeds from disposal of assets	4	10
Acquisition of businesses, net of cash acquired	(47)	(27)
Accounts purchased from ADT dealer program	(231)	(187)
Class action settlement escrow	—	2,960
Other	2	(10)

Net cash (used in) provided by investing activities	(603)	2,391

Net cash provided by discontinued investing activities	32	13

Cash Flows From Financing Activities:
Repayment of short-term debt	(551)	(371)
Proceeds from issuance of long-term debt	2,165	667
Repayment of long-term debt, including debt tenders	(1,634)	(256)
Proceeds from exercise of share options	1	21
Dividends paid	(189)	(148)
Repurchase of common shares by subsidiary	(3)	(477)
Transfer from discontinued operations	19	19
Other	(5)	(70)

Net cash used in financing activities	(197)	(615)

Net cash used in discontinued financing activities	(19)	(17)

Effect of currency translation on cash	(82)	24

Net decrease in cash and cash equivalents	(100)	(820)
Cash and cash equivalents at beginning of period	1,519	1,894

Cash and cash equivalents at end of period	$1,419	$1,074

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

For the Six Months Ended March 27, 2009 and March 28, 2008

(in millions)

	Number of Common Shares	Common Shares $0.80 Par Value	Treasury Shares	Share Premium	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Income	Total
Balance at September 28, 2007	496	$397	$—	$9,189	$5,439	$34	$565	$15,624
Comprehensive income:
Net income						643		643
Currency translation							339	339
Unrealized gain on marketable securities and derivative instruments net of income taxes of $2 million							4	4
Change in unrecognized loss and prior service cost (credit), net of income taxes of $3 million							7	7

Total comprehensive income								993
Dividends declared						(147)		(147)
Share options exercised, including tax benefit of $3 million	1	1		20	3			24
Repurchase of common shares by subsidiary	(12)	(10)			(467)			(477)
Compensation expense					53			53
Exchange of convertible debt					1			1
Adoption of FIN No. 48 (see Note 5)						(79)		(79)
Other						(18)		(18)

Balance at March 28, 2008	485	$388	$—	$9,209	$5,029	$433	$915	$15,974

	Number of Common Shares	Common Shares at Par Value (see Note 12)	Common Shares $0.80 Par Value	Treasury Shares	Share Premium	Contributed Surplus	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 26, 2008	473	$—	$382	$(192)	$9,236	$4,711	$1,125	$232	$15,494
Comprehensive income:
Net loss							(2,290)		(2,290)
Currency translation								(951)	(951)
Unrealized gain on marketable securities and derivative instruments net of income taxes of $2 million								5	5
Change in unrecognized loss and prior service cost (credit), net of income taxes of $4 million								7	7

Total comprehensive income									(3,229)
Change of Domicile (see Note 12)
Reclassification of shares owned by subsidiaries and cancellation of common shares held in treasury		1		(54)		53			—
Reverse share split and issuance of fully paid up shares		3,498	(382)		(3,116)				—
Reallocation of share premium to contributed surplus					(6,120)	6,120			—
Dividends declared (see Note 12)		(377)					(95)		(472)
Vesting of share based equity awards tax effect						(10)			(10)
Repurchase of common shares by subsidiary						(3)			(3)
Compensation expense						53			53
Adoption of SFAS No. 158, net of income tax benefit of $2 million and income taxes $28 million, respectively, (see Note 11)							(5)	61	56
Other						(6)			(6)

Balance at March 27, 2009	473	$3,122	$—	$(246)	$—	$10,918	$(1,265)	$(646)	$11,883

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation and Summary of Significant Accounting Policies

        Basis of Presentation    The unaudited Consolidated Financial Statements include the consolidated results of Tyco International Ltd., a corporation organized under the laws of Switzerland, and its subsidiaries (Tyco and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Tyco"). Effective March 17, 2009, the Company discontinued its existence as a Bermuda corporation as provided in Section 132G of The Companies Act 1981 of Bermuda and, in accordance with article 161 of the Swiss Federal Code on International Private Law, continued its existence as a Swiss corporation under articles 620 et seq. of the Swiss Federal Code on Obligations (the "Change of Domicile"). The rights of holders of the Company's common shares are now governed by Swiss law, the Company's Swiss articles of association and its Swiss organizational regulations. The articles of association and organizational regulations were included as exhibits to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2009. The financial statements have been prepared in United States dollars ("USD") and in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 2008 (the "2008 Form 10-K").

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

        References to 2009 and 2008 are to Tyco's fiscal quarters ending March 27, 2009 and March 28, 2008, respectively, unless otherwise indicated.

        Reclassifications    Certain prior period amounts have been reclassified to conform with the current period presentation. The Company has reclassified certain businesses to discontinued operations (See Note 2). The Company also reclassified a business previously classified as held for sale as the business no longer met the held for sale criteria at March 27, 2009 (See Note 2). Additionally, the Company has realigned certain business operations as of September 27, 2008 resulting in certain prior period amounts being recast within Note 13.

        Recently Adopted Accounting Pronouncements.    In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's results of operations. The Company adopted the disclosure provisions of SFAS No. 161 as of December 27, 2008. See Note 9 for additional information related to the adoption of SFAS No. 161.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2, "Effective Date of FASB Statement No 157" which permits companies to partially defer the effective date of SFAS No. 157 for

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. During the first quarter of 2009 the Company elected to defer the adoption of SFAS No. 157 for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 became effective for Tyco in the first quarter of 2009 for financial assets and liabilities only. The adoption did not have a material impact on the Company's financial position, results of operations or cash flows. See Note 9 for additional information related to the adoption of SFAS No. 157. The Company is currently assessing the impact, if any, that the adoption of SFAS No. 157 for non-financial assets and liabilities will have on the results of its operations, financial position or cash flows.

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

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. The Company adopted the provisions of SFAS No. 162 as of November 15, 2008. The adoption did not have a material impact on the Company's financial position, results of operations or cash flows.

        Recently Issued Accounting Pronouncements.    In June 2008 the FASB ratified FASB Staff Position ("FSP") No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" (FSP No. EITF 03-6-1), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must

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

        In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets". FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets". FSP No. 142-3 is effective for Tyco in the first quarter of 2010. The Company is currently assessing what impact, if any, that FSP No. 142-3 will have on its financial position, results of operations or cash flows.

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

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51". SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest prior to the adoption of SFAS 160) as equity in the Consolidated Financial Statements. The amount of net income attributable to the noncontrolling interest should be included in consolidated net income on the face of the statement of income. SFAS No. 160 also amends certain of Accounting Research Bulletin No. 51's consolidation procedures in order to achieve consistency with the requirements of SFAS No. 141R. The statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This statement is effective for Tyco in the first quarter of fiscal 2010. The Company is currently assessing what impact, if any, that SFAS No. 160 will have on its financial position, results of operations or cash flows.

        In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets". The FSP requires additional disclosures about plan assets related to an employer's defined benefit pension or other post-retirement plans to enable investors to better understand how investment decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and the significant concentrations of risk within plan assets. The disclosure provisions of FSP FAS 132(R)-1 are effective for Tyco in the first quarter of fiscal 2010.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.    Divestitures

        During the quarter, the Company continued to assess the strategic fit of its various businesses and has pursued divestiture of certain businesses which do not align with its long-term strategy.

Held for Sale and Reflected as Continuing Operations

        During the third quarter of 2008, the Company approved a plan to sell a business in its Safety Products segment. This business had been classified as held for sale in the Company's historical Consolidated Balance Sheet in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". During the second quarter of 2009, due to a change in strategy by management, the Company decided not to sell the business. As a result, the business no longer satisfied the requirements to be classified as held for sale in the Company's Consolidated Balance Sheet at March 27, 2009. Accordingly, the Consolidated Balance Sheet at September 26, 2008 was recast to reclassify the business from held for sale to held and used. The Company measured the business at the lower of its (i) carrying amount before it was classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the business been continuously classified as held and used, or (ii) fair value at the date the decision not to sell was made. The Company recorded a charge of $8 million in the second quarter of 2009 relating to the amount of depreciation and amortization expense that would have been recorded had the asset been continuously classified as held and used.

Discontinued Operations

        As previously reported in Tyco's periodic filings, in July 2008, the Company substantially completed the sale of its Infrastructure Services business, which met the criteria to be presented as discontinued operations. In order to complete the sale of Earth Tech Brasil Ltda. ("ET Brasil") and Earth Tech UK businesses and certain assets in China, the Company is required to obtain consents and approvals to transfer the legal ownership of the businesses and assets. On January 22, 2009 the Company received the necessary consents and approvals to transfer the legal ownership of its ET Brasil business to Corioca Christiani-Nielsen Engenharia S.A. and received cash proceeds of approximately $13 million. On February 27, 2009 the Company received the necessary consents to transfer certain of the China assets and received cash proceeds of $18 million. At March 27, 2009, the necessary consents and approvals for Earth Tech UK and the remaining assets in China had not been obtained by the Company. The Company expects to obtain the necessary consents and approvals during fiscal year 2009. At March 27, 2009, the Company has assessed and determined that the carrying value of the remaining assets are recoverable based on current fair value, less cost to sell. The Company will continue to assess recoverability until the remaining assets are sold.

        During February 2008, the Company executed a definitive agreement to sell Ancon Building Products ("Ancon"), a manufacturer of stainless steel products used in masonry construction. Ancon was part of the Company's Corporate and Other segment. The sale was completed in April 2008 for $164 million in net cash proceeds and a pre-tax gain of $100 million was recorded, which was largely exempt from tax. During the fourth quarter of 2008, the Company received an additional $6 million of proceeds related to the sale of Ancon. The gain was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations.

        During February 2008, the Company sold Nippon Dry-Chemical Co., Ltd. ("NDC"), one of the leading companies in the Japanese fire protection industry. NDC was part of the Company's Fire Protection and Safety Products segments. The sale was completed for $50 million in net cash proceeds

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.    Divestitures (Continued)

and a pre-tax gain of $7 million was recorded. The gain was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations.

        In January 2008, the Company sold a European manufacturer of public address products and acoustic systems, which was part of the Company's Fire Protection Services, segment and recorded an $8 million pre-tax loss on sale. The loss was recorded in income from discontinued operations, net of income taxes in the Company's consolidated Statement of Operations.

        During fiscal year 2007, Tyco completed the spin-offs of its Healthcare and Electronics businesses (the "Separation"). The Company has used available information to develop its best estimates for certain assets and liabilities related to the Separation. In limited instances, final determination of the balances will be made in subsequent periods. During the three months and six months ended March 28, 2008, $3 million and $18 million, respectively, was recorded as a reduction to shareholders' equity, primarily related to adjustments to certain pre-Separation tax liabilities. During the quarter and six months ended March 27, 2009, $0 million and $4 million, respectively, of other items was recorded as an increase to shareholders' equity. Adjustments in the future for the impact of filing final income tax returns in certain jurisdictions where those returns include a combination of Tyco, Covidien and/or Tyco Electronics legal entities and for certain amended income tax returns for the periods prior to the Separation may be recorded to either shareholders' equity or the statement of income depending on the specific item giving rise to the adjustment.

        Net revenue, income from operations, loss on sale and income tax expense for discontinued operations are as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
Net revenue	$1	$418	$8	$843

Pre-tax income from discontinued operations	$1	$42	$4	$77
Pre-tax loss on sale of discontinued operations	(8)	(20)	(5)	(30)
Economic hedge of Empresa de Transmissao do Oeste Ltda. sale price	—	(5)	—	(15)
Income tax expense	(5)	(9)	(6)	(21)

(Loss) income from discontinued operations, net of income taxes	$(12)	$8	$(7)	$11

        Balance sheet information for pending divestitures is as follows ($ in millions):

	March 27, 2009	September 26, 2008
Accounts receivable, net	$—	$14
Inventories	—	10
Property, plant and equipment, net	1	1
Other assets	35	101

Total assets	$36	$126

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.    Divestitures (Continued)

	March 27, 2009	September 26, 2008
Loans payable and current maturities of long-term debt	$4	$4
Accounts payable	—	6
Accrued and other current liabilities	1	46
Other liabilities	1	26

Total liabilities	$6	$82

Gains (Losses) on divestitures

        During the quarter and six months ended March 27, 2009, the Company recorded $1 million gain and $1 million loss, respectively, in restructuring, asset impairment and divestiture charges, net in the Company's Consolidated Statements of Income in connection with the divestiture and write-down to fair value of certain businesses that did not meet the criteria for discontinued operations. There were no divestiture charges classified in continuing operations during the quarter and six months ended March 28, 2008.

3.    Restructuring and Asset Impairment Charges, Net

        During the first quarter of 2007, the Company launched a restructuring program (the "2007 Program") across all of the Company's segments, including the corporate organization, to streamline some of the businesses and reduce the operational footprint. Upon initiation of the 2007 Program, the Company expected to incur aggregate charges related to the program of approximately $350 million to $400 million primarily through the end of calendar 2008. As of December 26, 2008, the Company had substantially completed this program.

        During the first quarter of 2009, the Company identified additional opportunities for cost savings through restructuring activities and workforce reductions that are expected to occur in fiscal 2009 and 2010. The Company expects to incur restructuring and restructuring related charges of approximately $200 million in fiscal 2009.

        Restructuring and asset impairment charges, net are as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
ADT Worldwide	$42	$9	$43	$15
Flow Control	5	—	6	2
Fire Protection Services	11	2	11	3
Electrical and Metal Products	6	3	8	7
Safety Products	33	26	34	26
Corporate and Other	6	2	6	2

	$103	$42	$108	$55

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net (Continued)

        During the quarters ended March 27, 2009 and March 28, 2008, restructuring and asset impairment charges, net were included in the Company's Consolidated Statements of Income as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
Cost of sales	$16	$3	$18	$6
Selling, general and administrative	2	2	4	2
Restructuring, asset impairment and divestiture charges, net	85	37	86	47

	$103	$42	$108	$55

2009 Net Restructuring

        Net restructuring and asset impairment charges during the quarter ended March 27, 2009 were $103 million, which include $18 million for the non-cash write down in carrying value of inventory and accelerated depreciation of assets directly related to the underlying restructuring actions and $6 million of asset impairments. The remaining charge of $79 million consists of $70 million of employee severance and benefits and $12 million of facility exit and other charges, offset by $3 million of restructuring reversals resulting from the Company completing restructuring activities announced in prior years for amounts less than originally estimated.

        Net restructuring and asset impairment charges during the six months ended March 27, 2009 were $108 million, which include $22 million for the non-cash write down in carrying value of inventory and accelerated depreciation of assets directly related to underlying restructuring actions and $6 million of asset impairments. The remaining charge of $80 million consists of $72 million of employee severance and benefits and $15 million of facility exit, offset by $7 million of restructuring reversals resulting from the Company completing restructuring activities announced in prior years for amounts less than originally estimated.

2008 Net Restructuring

        Net restructuring and asset impairment charges during the quarter ended March 28, 2008 were $42 million, which include $5 million for the non-cash write down in carrying value of inventory and accelerated depreciation of assets expected to become obsolete as a result of the restructuring. The remaining charge of $37 million consist of $35 million of employee severance and benefits and $6 million of facility exit charges and other cash charges, offset by $4 million of restructuring reversals resulting from the Company completing restructuring activities announced in prior years for amounts less than originally estimated.

        Net restructuring and asset impairment charges during the six months ended March 28, 2008 were $55 million, which include $8 million for the non-cash write down in carrying value of inventory and accelerated depreciation of assets expected to become obsolete as a result of the restructuring. The remaining charge of $47 million consists of $41 million of employee severance and benefits and $15 million of facility exit charges and other cash charges, offset by $9 million of restructuring reversals

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net (Continued)

resulting from the Company completing restructuring activities announced in prior years for amounts less than originally estimated.

Restructuring Reserves

        Restructuring reserves from September 26, 2008 to March 27, 2009 by the year in which the restructuring action was initiated are as follows ($ in millions):

	Year of Restructuring Action
		2007 Program
	2009	2008	2007	Subtotal	Prior	Total
Balance at September 26, 2008	$—	$98	$55	$153	$16	$169
Charges	75	8	3	11	1	87
Reversals	—	(6)	(1)	(7)	—	(7)
Utilization	(12)	(27)	(17)	(44)	(1)	(57)
Reclass/transfers	(1)	(4)	2	(2)	—	(3)
Currency translation	4	(5)	(6)	(11)	(1)	(8)

Balance at March 27, 2009	$66	$64	$36	$100	$15	$181

        Restructuring reserves by segment are as follows ($ in millions):

	March 27, 2009	September 26, 2008
ADT Worldwide	$70	$50
Flow Control	5	7
Fire Protection Services	28	27
Electrical and Metal Products	9	14
Safety Products	63	66
Corporate and Other	6	5

	$181	$169

        At March 27, 2009 and September 26, 2008, restructuring reserves were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	March 27, 2009	September 26, 2008
Accrued and other current liabilities	$149	$148
Other liabilities	32	21

	$181	$169

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Acquisitions

Acquisitions

        During the quarter and six months ended March 27, 2009, cash paid for acquisitions included in continuing operations totaled $3 million and $49 million, respectively, which primarily related to the acquisition of Vue Technology, Inc., a provider of radio frequency identification (RFID) technology, for $43 million by the Company's Safety Products segment.

        During the quarter and six months ended March 28, 2008, cash paid for acquisitions included in continuing operations totaled $5 million and $27 million, respectively, and were primarily within the Company's Safety Products and Flow Control segments.

ADT Dealer Program

        During the quarter and six months ended March 27, 2009, the Company paid $114 million and $231 million of cash, respectively, to acquire approximately 92,000 and 222,000 customer contracts for the electronic security services through the ADT dealer program. During the quarter and six months ended March 28, 2008, Tyco paid $97 million and $187 million of cash, respectively, to acquire approximately 80,000 and 182,000 customer contracts for electronic security services through the ADT dealer program.

5.    Income Taxes

        The Company did not have a significant change to its unrecognized tax benefits during the quarter and six months ended March 27, 2009.

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

        At each balance sheet date, management evaluates whether the Company's deferred tax assets are more likely than not of being realized and if sufficient future taxable income will be available by assessing current period and projected operating results and other pertinent data. At March 27, 2009, the Company had recorded deferred tax assets of $1.8 billion, net of valuation allowances of $752 million. If current economic conditions persist or worsen, future taxable income of entities with deferred tax assets could be negatively impacted, which may require additional valuation allowances to be recorded in future reporting periods related to the Company's deferred tax assets.

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

        Under the Tax Sharing Agreement, the Company shares responsibility for certain of Tyco's, Covidien's and Tyco Electronics' income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and Tyco Electronics share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and Tyco Electronics' U.S. and certain non-U.S. income tax returns. All costs and expenses associated with the management of these shared tax liabilities are shared equally among the parties. At March 27, 2009 and September 26, 2008, Tyco has recorded a net receivable from Covidien and Tyco Electronics of $123 million and $126 million, respectively, of which $122 million and $113 million, respectively, are included in other noncurrent assets and $1 million and $13 million, respectively, are included in prepaid expenses and other current assets as the Company's estimate of their Tax Sharing obligations. Other liabilities include $554 million at both March 27, 2009 and September 26, 2008, for the fair value of Tyco's obligations under the Tax Sharing Agreement, determined in accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Tyco assesses the shared tax liabilities and related FIN 45 liability at each reporting period. The receivable and liability were initially recognized with an offset to shareholders' equity in 2007. In the first quarter of 2008, in connection with the adoption of FIN 48, "Accounting for Uncertainty in Incomes Taxes—an interpretation of FASB Statement No. 109," and the related increase in uncertain tax positions for shared tax liabilities under the Tax Sharing Agreement, Tyco increased its receivable from Covidien and Tyco Electronics under the Tax Sharing Agreement with a corresponding increase to other income, net by $40 million ($0.08 for both basic and diluted earnings per share). In addition, during the quarter ended March 27, 2009, $1 million of income for other activity was recorded in accordance with the Tax Sharing Agreement. During the quarter ended March 28, 2008 there was no income for other activity recorded. During the six months ended March 27, 2009 and March 28, 2008, $5 million and $10 million, respectively, of income for other activity was recorded in accordance with the Tax Sharing Agreement.

        Tyco will provide payment under the Tax Sharing Agreement as the shared income tax liabilities are settled. Settlement is expected to occur as the audit process by local taxing authorities is completed for the impacted years. Given the nature of the shared liabilities, the maximum amount of potential future payments is not determinable.

        In the event the Separation is determined to be taxable and such determination was the result of actions taken after the Separation by Tyco, Covidien or Tyco Electronics, the party responsible for such failure would be responsible for all taxes imposed on each company as a result thereof. If such determination is not the result of actions taken by any of the three companies after the Separation, then Tyco, Covidien and Tyco Electronics would be responsible for 27%, 42% and 31%, respectively, of any taxes imposed on any of the companies as a result of such determination. Such tax amounts could

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.    Income Taxes (Continued)

be significant. The Company is responsible for all of its own taxes that are not shared pursuant to the Tax Sharing Agreement's sharing formula. In addition, Covidien and Tyco Electronics are responsible for their tax liabilities that are not subject to the Tax Sharing Agreement's sharing formula.

        If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party's fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, the Company could be liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, the Company may be obligated to pay amounts in excess of its agreed-upon share of Tyco's, Covidien's and Tyco Electronics' tax liabilities. See Note 17 for further discussion of guarantees and indemnifications extended between Tyco, Covidien and Tyco Electronics.

Other Income Tax Matters

        The Company and its subsidiaries' income tax returns periodically are examined by various tax authorities. In connection with these examinations, tax authorities, including the U.S. Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. The Company is reviewing and contesting certain of the proposed tax adjustments. Management has assessed the issues related to these adjustments for recognition and measurement under FIN 48 and has recorded unrecognized tax benefits in accordance with FIN 48. The ultimate resolution of these matters is uncertain and could result in a material impact to the Company's financial position, results of operations, cash flows or the effective tax rate in future reporting periods.

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

        The IRS proposed civil fraud penalties against a subsidiary that was distributed to Tyco Electronics in connection with the Separation. The penalties allegedly arise from actions of former executives taken in connection with intercompany transfers of stock of Simplex Technologies in 1998 and 1999. Based on statutory guidelines, the Company estimates the proposed penalties could range between $30 million and $50 million. The Company, as Audit Managing Party as specified in the Tax Sharing Agreement,

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.    Income Taxes (Continued)

will vigorously oppose the assertion of any such penalties against Tyco Electronics, in part, because beginning in 2003 the Company discovered, investigated and reported the conduct at issue to the IRS and fully cooperated in the criminal prosecution of the Company's former Chief Tax Officer on a charge of willful filing of a false tax return. This is a pre-Separation shared tax matter under the Tax Sharing Agreement.

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

        The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. The Company recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. The Company adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. Further, management has reviewed with tax counsel certain of the issues raised by these taxing authorities and the adequacy of these recorded amounts. If the Company's estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when we determine the liabilities are no longer necessary. Substantially all of these potential tax liabilities are recorded in other liabilities on the Consolidated Balance Sheets as payment is not expected within one year.

6.    Earnings Per Share

        The reconciliations between basic and diluted earnings per share are as follows (in millions, except per share data):

	Quarter Ended March 27, 2009			Quarter Ended March 28, 2008
	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
(Loss) income from continuing operations	$(2,555)	473	$(5.40)	$272	486	$0.56
Share options, restricted share awards and deferred stock units	—	—		—	3

Diluted earnings per share:
(Loss) income from continuing operations, giving effect to dilutive adjustments	$(2,555)	473	$(5.40)	$272	489	$0.56

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.    Earnings Per Share (Continued)

	Six Months Ended March 27, 2009			Six Months Ended March 28, 2008
	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
(Loss) income from continuing operations	$(2,283)	473	$(4.83)	$632	489	$1.29
Share options, restricted share awards and deferred stock units	—	—		—	4

Diluted earnings per share:
(Loss) income from continuing operations, giving effect to dilutive adjustments	$(2,283)	473	$(4.83)	$632	493	$1.28

        The computation of diluted earnings per share for the quarter and six months ended March 27, 2009 excludes the effect of the potential exercise of options to purchase approximately 27 million shares in both periods and excludes restricted share awards and deferred stock units of approximately 6 million shares in both periods because the effect would be anti-dilutive.

        The computation of diluted earnings per share for both the quarter and six months ended March 28, 2008 excludes the effect of the potential exercise of options to purchase approximately 20 million shares in both periods and excludes restricted share awards and deferred stock units of approximately 4 million shares in both periods because the effect would be anti-dilutive.

7.    Goodwill and Intangible Assets

Goodwill

        Annually, in the fiscal fourth quarter, and more frequently if triggering events occur, the Company tests goodwill for impairment by comparing the fair value of each reporting unit with its carrying amount.

        The Company began to experience a decline in revenue during the first quarter of 2009 in its ADT Worldwide, Fire Protection Services and Safety Products segments as a result of a slowdown in the commercial markets including the retailer end market as well as a decline in sales volume at its Electrical Metal Products segments. Although the Company considered and concluded that these factors did not constitute triggering events during the first quarter of 2009, the continued existence of these conditions during the second quarter of 2009, along with downward revisions to forecasted results, restructuring actions and weaker industry outlooks, caused the Company to conclude that sufficient indicators of impairment existed for certain reporting units. Reporting units within ADT Worldwide, Fire Protection Services and Safety Products segments continued to be negatively impacted as a result of a slowdown in the commercial markets including the retailer end market. Additionally, the Company's Electrical and Metal Products reporting unit continued to be negatively impacted by a decline in sales volume due to the downturn in the non-residential construction market. The Company determined that these underlying events and circumstances constituted triggering events for six reporting units where such events would more likely than not reduce the fair value below their respective carrying amounts. Specifically, the Company concluded that its Europe, Middle East and Africa ("EMEA") Security and EMEA Fire reporting units within the ADT Worldwide and Fire Protection Services segments, respectively, Electrical and Metal Products reporting unit within the

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Goodwill and Intangible Assets (Continued)

Electrical and Metal Products segment and Access Control and Video Systems ("ACVS"), Life Safety and Sensormatic Retail Solutions ("SRS") reporting units within the Safety Products segment experienced triggering events. As a result of the triggering events, the Company assessed the recoverability of each of the reporting unit's long-lived assets in accordance with SFAS No. 144 and concluded that the carrying amounts are recoverable at March 27, 2009. Subsequently, the Company performed the first step of the goodwill impairment test for these reporting units.

        To perform the first step of the goodwill impairment test under SFAS No. 142 for the six reporting units with triggering events, the Company compared the carrying amounts of these reporting units to their estimated fair values. Fair value for each reporting unit is determined utilizing a discounted cash flow analysis based on the Company's forecasted cash flows and revenue and operating income growth rates, discounted using an estimated weighted average cost of capital of market participants. A market approach was utilized to corroborate the discounted cash flow analysis performed at each reporting unit. If the carrying amount of a reporting unit exceeded its fair value, goodwill was considered potentially impaired. In determining fair value, management relied on and considered a number of factors, including operating results, business plans, economic projections, cash flow forecasts, market data, and the Company's overall market capitalization. Fair value determinations are sensitive to changes in the factors described above as well as to inherent uncertainties in applying them to the analysis of goodwill recoverability.

        As described above, the Company utilized a discounted cash flow analysis for determining the fair value of each of the reporting units where triggering events had occurred. Based on the factors described above, actual and anticipated reductions in demand for the reporting unit's products and services as well as increased risk due to current economic uncertainty, the estimates of future cash flows used in the second quarter of 2009 discounted cash flow analyses were revised downward from the Company's most recent test conducted during the fourth quarter of 2008. The range of the weighted-average cost of capital utilized was increased to reflect increased risk due to current economic volatility and uncertainties related to demand for the Company's products and services. The weighted-average cost of capital were as follows:

	Second Quarter of 2009	Fourth Quarter of 2008
Weighted-Average Cost of Capital	10.9% to 12.8%	10.0% to 11.7%

        The results of the first step of the goodwill impairment test indicated there was a potential impairment of goodwill in each of the six reporting units identified with triggering events, as the carrying amounts of the reporting units exceeded their respective fair values. As a result, the Company performed the second step of the goodwill impairment test for these reporting units in accordance with SFAS No. 142. The implied fair values of goodwill were determined by allocating the fair values of each reporting unit to all of the assets and liabilities of the applicable reporting unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination. The results of the second step of the goodwill impairment test indicated that the implied goodwill amount was less than the carrying amount of goodwill for each of the aforementioned reporting units. The Company recorded an aggregate non-cash impairment charge of $2.6 billion ($2.6 billion after-tax) which was recorded in goodwill and intangible asset impairments in the Company's Consolidated Statement of Operations for the quarter and six months ended March 27, 2009. Specifically, the

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Goodwill and Intangible Assets (Continued)

Company recorded the following non-cash goodwill impairment charges to goodwill at the following reporting units ($ in millions):

Reporting Unit	Pre-tax Charge	After-tax Charge
EMEA Fire	$180	$179
EMEA Security	613	610
Electrical and Metal Products	935	913
ACVS	327	321
Life Safety	240	236
SRS	346	340

Total	$2,641	$2,599

        In order to evaluate the sensitivity of the fair values associated with the Company's remaining reporting units, the Company utilized the discounted cash flow analyses from the Company's most recent test conducted during the fourth quarter of 2008 updated to reflect each reporting unit's most recent financial forecast as well as applying a hypothetical 100 basis point increase in the weighted average cost of capital. Under this scenario, certain reporting units within the Company's ADT Worldwide, Fire Protection Services and Safety Products segments would have less than a ten percent excess of fair value over carrying amount. The goodwill balance for these reporting units with less than a ten percent excess of fair value over carrying amount in the aggregate was approximately $350 million at March 27, 2009.

        As described above, the Company considers market capitalization as one of a number of factors in its evaluation of recoverability of goodwill. The Company considered and evaluated its market capitalization as well as the other factors described above and concluded that its remaining goodwill balance of $8.4 billion at March 27, 2009 is recoverable. As part of the Company's ongoing monitoring efforts, the Company will continue to consider the uncertainty of the current global economic environment and volatility in the stock market as well as in the Company's own stock price in assessing goodwill recoverability.

        Given the current economic environment and the uncertainties regarding the potential impact on the Company's business, there can be no assurance that the Company's estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the goodwill impairment test during the second quarter of 2009 will prove to be accurate predictions of the future. If the Company's assumptions regarding forecasted cash flow and revenue and operating income growth rates of certain reporting units are not achieved, it is possible that an impairment test may be triggered for the remaining balance of goodwill prior to the next annual test in the fiscal fourth quarter of 2009. If a triggering event causes an impairment test to be required before the next annual test, it is not possible at this time to determine if an impairment charge would result or if such charge would be material.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Goodwill and Intangible Assets (Continued)

        The changes in the carrying amount of goodwill by segment are as follows ($ in millions):

	ADT Worldwide	Fire Protection Services	Flow Control	Safety Products	Electrical and Metal Products	Total
Balance at September 26, 2008	$5,081	$1,467	$1,993	$2,054	$1,024	$11,619
Purchase Accounting Adjustments	—	(1)	—	(8)	—	(9)
Acquisitions		—	2	32	—	34
Divestitures	—	—	(2)	—	(6)	(8)
Impairment	(613)	(180)	—	(913)	(935)	(2,641)
Goodwill transfer due to segment realignment	(58)	56	2	7	(7)	—
Currency translation	(280)	(42)	(143)	(44)	(76)	(585)

Balance at March 27, 2009	$4,130	$1,300	$1,852	$1,128	$—	$8,410

        Goodwill for reporting units that have met the held for sale criteria is included in assets held for sale on the consolidated balance sheets and excluded from the table above. See Note 2.

Intangible Assets

        Annually, in the fiscal fourth quarter, and more frequently if triggering events occur, the Company tests indefinite-lived intangible assets for impairment.

        Indefinite-lived intangible assets consisting primarily of trade names are tested for impairment using either a relief from royalty method or excess earnings method. The impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Fair value determinations require considerable judgment and are sensitive to change. Significant judgments inherent in this analysis include the selection of appropriate discount rates and terminal year growth rate assumptions and estimates of the amount and timing of future cash flows attributable to the underlying intangible assets. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the intangible asset. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar trademarks are being licensed in the marketplace.

        The Company began to experience a decline in revenue during the first quarter of 2009 at its ADT Worldwide and Safety Products segments due to a slowdown in the commercial markets including the retailer end market. Although the Company considered and concluded these factors did not constitute triggering events during the first quarter of 2009, the continued existence of these conditions during the second quarter of 2009, along with downward revisions to forecasted results, restructuring actions and weaker industry outlooks, caused the Company to conclude that sufficient indicators of impairment existed for certain indefinite-lived intangible assets. This deterioration of the business environment related to the retailer business of the Company's ADT Worldwide and Safety Products segments resulted in a further lowering of management's projections of revenues from the retailer end market during the second quarter of 2009.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Goodwill and Intangible Assets (Continued)

        Based on these factors and uncertainties and factors described above, estimates of future cash flows used in determining the fair value of the Company's Safety Products Sensormatic tradename as well as its ADT Worldwide franchise rights relating to Winner and Sensormatic Security Corp ("SSC") during the second quarter of 2009 were revised downward relative to the estimates used in the Company's most recent test during the fourth quarter of 2008. The range of the discount rates utilized was increased to reflect increased risk due to current economic volatility and uncertainties related to demand for the Company's products and services. The discount rates were as follows:

	Second Quarter of 2009	Fourth Quarter of 2008
Discount Rate	12.0% to 12.3%	10.4%

        The results of the impairment test indicated that the Safety Products Sensormatic tradename and ADT Worldwide Winner and SSC franchise rights estimated fair values were less than their respective carrying amounts. As such, the Company recorded an aggregate non-cash impairment charge of $64 million ($40 million after-tax) which was recorded in goodwill and intangible asset impairments in the Company's Consolidated Statement of Operations for the quarter ended March 27, 2009. Specifically, the Company recorded the following non-cash intangible asset impairment charges to reduce the carrying amount of the following indefinite-lived intangible assets (in millions):

Intangible Asset	Pre-tax Charge	After-tax Charge
Sensormatic tradename	$42	$26
Winner franchise rights	14	9
SSC franchise rights	8	5

Total	$64	$40

        After recording the above impairment charges, the carrying amount of these intangible assets were $141 million at March 27, 2009. However, as indicated above, the fair value determinations require considerable judgment and are sensitive to change. In light of certain economic conditions and the downturn experienced within the commercial markets including the retailer end market, further or protracted deterioration, especially related to the Company's retailer business within its ADT Worldwide and Safety Products segments, could result in additional impairments to these assets in future periods.

        Given the current economic environment and the uncertainties regarding the potential impact on the Company's business, there can be no assurance that the Company's estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the indefinite-lived intangible asset impairment test during the second quarter of 2009 will prove to be accurate predictions of the future. If the Company's assumptions regarding forecasted cash flow and revenue and operating income growth rates are not achieved, it is possible that an impairment review may be triggered prior to the next annual review in the fourth quarter of 2009. If a triggering event causes an impairment review to be required before the next annual review, it is not possible at this time to determine if an impairment charge would result or if such charge would be material.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Goodwill and Intangible Assets (Continued)

        The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets ($ in millions):

	March 27, 2009			September 26, 2008
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Contracts and related customer relationships	$6,122	$4,004	14 years	$6,136	$3,958	14 years
Intellectual property	541	427	18 years	553	406	17 years
Other	17	11	12 years	17	12	15 years

Total	$6,680	$4,442	15 years	$6,706	$4,376	15 years

Non-Amortizable:
Intellectual property	$202			$253
Other	91			110

Total	$293			$363

        Intangible asset amortization expense for the quarters ended March 27, 2009 and March 28, 2008 was $129 million and $138 million, respectively. Intangible asset amortization expense for the six months ended March 27, 2009 and March 28, 2008 was $256 million and $263 million, respectively.

        The estimated aggregate amortization expense on intangible assets is expected to be approximately $250 million for the remainder of 2009, $400 million for 2010, $300 million for 2011, $250 million for 2012, $250 million for 2013 and $200 million for 2014.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Debt

        Debt was as follows ($ in millions):

	March 27, 2009	September 26, 2008
Commercial paper	$200	$116
6.125% public notes due 2008(2)	—	300
6.125% public notes due 2009(2)	—	215
6.75% public notes due 2011	516	516
6.375% public notes due 2011	849	849
Revolving senior credit facility due 2012	—	286
6.0% notes due 2013	655	655
8.5% public notes due 2019	747	—
7.0% public notes due 2019	434	435
6.875% public notes due 2021	717	717
7.0% public notes due 2028	14	16
6.875% public notes due 2029	21	23
Other(1)(2)	89	136

Total debt	4,242	4,264
Less current portion	19	555

Long-term debt	$4,223	$3,709

(1)
$19 million of the amount shown as other is the current portion of long-term debt as of March 27, 2009.

(2)
These instruments, plus $40 million of the amount shown as other, comprise the current portion of long-term debt as of September 26, 2008.

        In May 2008, Tyco International Finance S.A. ("TIFSA") commenced issuing commercial paper to U.S. institutional accredited investors and qualified institutional buyers. Borrowings under the commercial paper program are available for general corporate purposes. As of March 27, 2009 and September 26, 2008, TIFSA had $200 million and $116 million, respectively of commercial paper outstanding bearing interest at an average rate of 1.14% and 2.95%, respectively.

        At March 27, 2009 and September 26, 2008, the Company classified $200 million and $116 million, respectively, of short-term commercial paper as long-term. Settlement of the amount outstanding at March 27, 2009 is not expected to require the use of working capital in the next year, as the Company has both the intent and the ability to refinance this debt on a long-term basis.

        On January 9, 2009, TIFSA issued $750 million aggregate principal amount of 8.5% Notes due on January 15, 2019, which are fully and unconditionally guaranteed by the Company (the "2019 Notes"). TIFSA received net proceeds of approximately $745 million after underwriting discounts and offering expenses. The net proceeds may be used for general corporate purposes, which may include repayment of indebtedness, acquisitions, additions to working capital, repurchase of common shares, capital expenditures and investments in the Company's subsidiaries. The 2019 Notes are unsecured and rank equally with TIFSA's other unsecured and unsubordinated debt. TIFSA may redeem any of the 2019 Notes at any time by paying the greater of the principal amount of the notes or a "make-whole"

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Debt (Continued)

amount, plus accrued and unpaid interest. The holders of the 2019 Notes have the right to require TIFSA to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest under a change of control triggering event which requires the occurrence of both a change of control and rating event as defined by the Indenture Agreement. Additionally, the holders of the 2019 Notes have the right to require the Company to repurchase all or a portion of the 2019 Notes on July 15, 2014 at a purchase price equal to 100% of the principal amount of the notes tendered, plus accrued and unpaid interest. Otherwise, the notes mature on January 15, 2019. The Company incurred approximately $5 million of debt issuance costs in connection with the transaction, which includes underwriter discounts, as well as legal, accounting and rating agency fees. The debt issuance costs will be amortized from the date of issuance to the earliest redemption date, which is July 15, 2014. Interest is payable semiannually on January 15th and July 15th. The interest rate payable on the 2019 Notes is subject to escalations, as defined by the Indenture Agreement, if either Moody's or S&P downgrades the Company's debt rating below investment grade. The 2019 Notes will not be subject to the preceding adjustments if at any time the Company's debt rating increases one level above its current rating to A3 and A- for Moody's and S&P, respectively.

        On January 15, 2009, TIFSA made a payment of $215 million to extinguish all of its 6.125% notes, due 2009 which matured on the same date. Additionally, in November 2008, TIFSA made a payment of $300 million to extinguish all of its 6.125% notes due 2008.

        On June 24, 2008, Tyco and TIFSA entered into a $500 million senior unsecured revolving credit agreement with Citibank, N.A, as administrative agent for the lenders party thereto. This credit agreement has a three-year term. Borrowings under this agreement have a variable interest rate based on LIBOR or an alternate base rate. The margin over LIBOR can vary based on changes in the Company's credit rating and facility utilization. Together with the existing $1.25 billion five-year senior revolving credit agreement, dated as of April 25, 2007, the Company's total committed revolving credit line was $1.75 billion. These revolving credit facilities may be used for working capital, capital expenditures and general corporate purposes. On January 29, 2009, the Company repaid $686 million to extinguish the entire outstanding balance under its revolving credit facilities. As of March 27, 2009, there were no amounts drawn under these facilities.

        On September 15, 2008, Lehman Brothers Holdings Inc. ("Lehman") filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. Lehman was one of the lenders in the Company's $1.25 billion revolving credit facility with a commitment of $60 million. Our $500 million credit facility did not have a commitment from Lehman.

        On December 26, 2008, Lehman relinquished all of its rights and obligations as a lender under the $1.25 billion credit facility. At that time, Lehman assigned all of its commitment under the facility to TIFSA. As a result, the aggregate available commitment under the facility was reduced by the assigned amount. As of March 27, 2009, the aggregate available commitment under the Company's senior revolving credit facilities was $1.69 billion, $200 million of which was dedicated to backstop all of the Company's commercial paper outstanding as of such date.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Financial Instruments

Derivative Instruments

        In the normal course of business, Tyco is exposed to market risk arising from changes in currency exchange rates. The Company manages that risk through the use of derivative financial instruments comprised principally of foreign exchange options, swaps and forward contracts, which are not designated as hedging instruments for accounting purposes. The objective of those derivatives instruments is to minimize the potential variability in cash flows associated with intercompany loans and accounts receivable, accounts payable, and forecasted transactions that are denominated in certain foreign currencies.

        Effective March 17, 2009, Tyco changed its jurisdiction of incorporation from Bermuda to Switzerland. Until January 1, 2011 Tyco intends to make dividend payments in the form of a reduction of capital, denominated in Swiss francs. However, the Company expects to actually pay dividends in U.S. dollars, based on exchange rates in effect shortly before the payment date. Fluctuations in the value of the U.S. dollar compared to the Swiss Franc between the date the dividend is declared and paid will increase or decrease the U.S. dollar amount required to be paid. The Company manages the potential variability in cash flows associated with the dividend payments by entering into derivative financial instruments used as economic hedges of the underlying risk.

        The Company does not use derivative financial instruments for trading or speculative purposes.

        All derivative financial instruments are reported on the Consolidated Balance Sheet at fair value with changes in the fair value of the derivative financial instruments recognized currently in earnings in accordance with SFAS No. 133. The following table summarizes the fair value of derivative instruments and their location in the Consolidated Balance Sheet as of March 27, 2009 ($ in millions).

Fair Values of Derivative Instruments

	Balance Sheet Location	Fair Value DR/(CR)	Balance Sheet Location	Fair Value DR/(CR)
Derivatives not designated as hedging instruments under Statement No. 133:
Derivative foreign exchange contracts in an asset position(1)	Other Current		Other Current
	Assets	$76	Liabilities	$29
Derivative foreign exchange contracts in a liability position(1)	Other Current		Other Current
	Assets	(28)	Liabilities	(56)

Net Asset/(Liability)		$48		$(27)

(1)
The Company applies the guidance in FASB Interpretation 39, Offsetting of Amounts Related to Certain Contracts, which permits the netting of derivative assets and liabilities when aggregating derivative contracts for presentation in the consolidated financial statements if certain criteria are met. The table above presents such contracts on a gross basis as required by SFAS No. 161.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Financial Instruments (Continued)

        The following table summarizes the fair value of derivative instruments and their location in the Consolidated Statement of Income as of March 27, 2009 ($ in millions).

The Effect of Derivative Instruments on the Consolidated Statement of Income

		Amount of Gain or (Loss) Recognized in Earnings on Derivative
Derivatives not designated as hedging instruments under Statement No. 133:	Location of Gain or (Loss) Recognized in Earnings on Derivative	For the Quarter Ended March 27, 2009	For the Six Months Ended March 27, 2009
Foreign Exchange Contracts(1)	Selling, general and
	administrative expenses	$(1)	$(23)
Foreign Exchange Contracts(2)	Other expense, net	$6	$6

(1)
Includes economic hedges related to operating activities.

(2)
Includes economic hedges related to dividends declared in Swiss Francs

        As of March 27, 2009, the total gross notional amount of the Company's foreign currency derivative contracts was $1.9 billion.

Counterparty Credit Risk

        The use of derivative financial instruments exposes the Company to counterparty credit risk. If the counterparty fails to perform, the Company is exposed to losses if the derivative is in an asset position. When the fair value of a derivative instrument is an asset, the counterparty has to pay the Company, to settle the contract. This exposes the Company to credit risk. However, when the fair value of a derivative instrument is a liability, the Company has to pay the counterparty to settle the contract and therefore there is no counterparty credit risk. Tyco has established policies and procedures to limit the potential for counterparty credit risk, including establishing limits for credit exposure and continually assessing the creditworthiness of counterparties. As a matter of practice, the Company deals with major banks worldwide having long-term Standard & Poor's and Moody's credit ratings of A-/A3 or higher. To further reduce the risk of loss, the Company generally enters into International Swaps and Derivatives Association master agreements with substantially all of its counterparties. Master netting agreements provide protection in bankruptcy in certain circumstances and, in some cases, enable receivables and payables with the same counterparty to be offset on the Consolidated Balance Sheets, providing for a more meaningful balance sheet presentation of credit exposure. The Company's derivative contracts do not contain any credit risk related contingent features and do not require collateral or other security to be furnished by the Company or the counterparties.

        The Company's exposure to credit risk associated with its derivative instruments is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. As of March 27, 2009, the Company was exposed to industry concentration with financial institutions as well as risk of loss if an individual counterparty or issuer failed to perform its obligations under contractual terms. The maximum amount of loss that the Company would incur, without giving consideration to the effects of legally enforceable master netting agreements, is approximately $105 million.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Financial Instruments (Continued)

Fair Value of Financial Instruments

        Effective September 27, 2008 the Company adopted the provisions of SFAS No. 157 for all financial assets and liabilities as well as non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 provides a single definition of fair value, establishes a comprehensive framework for measuring fair value and expands the related disclosure requirements.

        Specifically, SFAS No. 157 requires fair value to be determined based on the exchange price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 emphasizes that fair value is a market-based measurement based on assumptions that "market participants" would use to price the asset or liability. Accordingly, the SFAS No. 157 framework considers markets or observable inputs as the preferred source of value followed by assumptions based on hypothetical transactions, in the absence of market inputs. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including the Company's own credit risk.

        Additionally, SFAS No. 157 establishes a three-level hierarchy that ranks the quality and reliability of information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In cases where two or more levels of inputs are used to determine fair value, a financial instrument's level is determined based on the lowest level input that is considered significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are summarized as follows:

  •
  Level 1—inputs are based upon quoted prices (unadjusted) in active markets for identical assets or liabilities which are accessible as of the measurement date.

  •
  Level 2—inputs are based upon quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-derived valuations for the asset or liability that are derived principally from or corroborated by market data for which the primary inputs are observable, including forward interest rates, yield curves, credit risk and exchange rates.

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

        When available, the Company uses quoted market prices to determine the fair value of investment securities. Such investments are included in Level 1. When quoted market prices are not readily available or representative of fair value, pricing determinations are made based on the results of valuation models using observable market data such as recently reported trades, bid and offer

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Financial Instruments (Continued)

information and benchmark securities. These investments are included in Level 2 and consist primarily of U.S. government debt securities and corporate debt securities.

Derivative Financial Instruments

        As described above, under the caption "Derivative Instruments" derivative assets and liabilities consist of foreign exchange options, swaps and forward contracts. The fair values for these derivative financial instruments are derived from pricing models that take into account the contractual terms and features of each instrument and forward foreign currency rates existing at the end of the period. Valuations are adjusted to reflect creditworthiness of the counterparty for assets and the creditworthiness of the Company for liabilities. Such adjustments are based on observable market evidence and are categorized as Level 2 exposures.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents the Company's assets and liabilities measured at fair value on a recurring basis at March 27, 2009 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the valuation.

($ in millions)	Level 1	Level 2	Fair Value at March 27, 2009
Assets
Available-for-Sale Securities	$31	$301	$332
Derivative Assets(1)	—	48	48

Total	$31	$349	$380

Liabilities
Derivative Liabilities(1)	$—	$27	$27

(1)
The Company applies the guidance in FASB Interpretation 39, Offsetting of Amounts Related to Certain Contracts, which permits the netting of derivative assets and liabilities when aggregating derivative contracts for presentation in the consolidated financial statements if certain criteria are met. These amounts include fair value adjustments related to the Company's own credit risk and counterparty credit risk.

Other

        During fiscal 2008 and through the second quarter of fiscal 2009, the Company designated certain intercompany loans as permanent in nature. As of March 27, 2009, $2.6 billion of intercompany loans have been designated as permanent in nature and for the quarter and six months ended March 27, 2009, the Company recorded $29 million and $353 million, respectively, of cumulative translation loss through accumulated other comprehensive income related to these loans.

10.    Commitments and Contingencies

        In connection with the Separation, the Company entered into a liability sharing agreement regarding certain legal actions that were pending against Tyco prior to the Separation. Under the

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

Separation and Distribution Agreement, the Company, Covidien and Tyco Electronics are jointly and severally liable for the full amount of any judgments resulting from the actions subject to the agreement, which generally relate to legacy matters that are not specific to the business operations of any of the companies (including Employee Retirement Income Security Act ("ERISA"), Foreign Corrupt Practices Act ("FCPA"), FCPA and securities claims). The Separation and Distribution Agreement also provides that the Company will be responsible for 27%, Covidien 42% and Tyco Electronics 31% of payments to resolve these matters, with costs and expenses associated with the management of these contingencies being shared equally among the parties. In addition, under the agreement, the Company will manage and control all the legal matters related to assumed contingent liabilities as described in the Separation and Distribution Agreement, including the defense or settlement thereof, subject to certain limitations. Additionally, at the time of the Separation, the Company, Covidien and Tyco Electronics agreed to allocate responsibility for certain legacy tax claims pursuant to the same formula under the Tax Sharing Agreement. See Note 5.

Class Action Settlement and Legacy Securities Matters

        As a result of actions taken by certain of the Company's former senior corporate management, Tyco and some members of the Company's former senior corporate management are named defendants in a number of lawsuits alleging violations of the disclosure provisions of the federal securities laws. In addition, Tyco, certain of its current and former employees and some members of the Company's former senior corporate management are named as defendants in several ERISA class actions. The Company is generally obligated to indemnify its directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law.

        In 2007, the Company agreed to settle 32 purported securities class action lawsuits arising from actions alleged to have been taken by prior management for $2.975 billion, and the settlement became final in February 2008. Tyco is not subject to any further liability for the class action settlement. Of this amount, the Company contributed $803 million, representing its share under the Separation and Distribution Agreement, to an escrow account established in connection with the settlement and recorded a current liability of $2.975 billion in the third quarter of 2007. Since the settlement was agreed to, the Company has recovered certain amounts from insurers. As a result, the Company recorded $151 million of recoveries in its Consolidated Statements of Operations through the end of fiscal 2008. Based on the Separation and Distribution Agreement, the Company also recorded payables to Covidien and Tyco Electronics for their portion of the recoveries through such date with an offset to Shareholders' Equity. The Company did not recover any additional settlements from insurers during the first six months of 2009.

        The class action settlement did not purport to resolve all legacy securities cases, and several remain outstanding, including the claims related to the Stumpf matter described below. The settlement also did not release claims arising under ERISA and related lawsuits, which are also described below. In addition, as of the opt-out deadline, Tyco had received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. A number of these individuals and entities have filed claims separately against Tyco. Any judgments resulting from such claims or from claims that are filed in the future would not reduce the class action settlement amount. Generally, the claims asserted by these plaintiffs include claims similar to those asserted by the settling defendants; namely, violations of the disclosure provisions of federal securities laws. During the quarter ended March 27, 2009, the Company agreed to settle with two of the plaintiffs that had opted-out of the class

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

action settlement for a total of $61 million. Pursuant to the Separation and Distribution Agreement, the Company's share of the settlement amount was approximately $16 million, with Covidien and Tyco Electronics responsible for approximately $26 million and $19 million, respectively. The Company recorded the total settlement amount of $61 million as a liability within the Company's Consolidated Balance Sheet at March 27, 2009, and recorded a receivable due from Covidien and Tyco Electronics for their respective portion of the liability of $26 million and $19 million, respectively, which are recorded in other current assets in the Company's Consolidated Balance Sheet at March 27, 2009. As a result, the Company recorded a $16 million charge to its Consolidated Statement of Operations for the quarter ended March 27, 2009.

        At each balance sheet date, the Company assesses the need for reserves related to its contingent liabilities in accordance with SFAS No. 5, "Accounting for Contingencies." Prior to the current quarter, the Company concluded that it was not possible to reasonably estimate the amount of loss, or range of loss, if any, that might result from an adverse resolution of the legacy securities matters described above. However, in light of the settlements in the second quarter and other recent settlement activity, the Company has concluded that its best estimate of probable loss for these matters (including the remaining opt-out claims and the Stumpf and ERISA matters described below) is $375 million in the aggregate, which the Company recorded as a liability in other current liabilities in the Consolidated Balance Sheet at March 27, 2009. Because any payments ultimately made in connection with these matters would be subject to the sharing provisions of the Separation and Distribution Agreement described above, the Company has also recorded receivables from Covidien and Tyco Electronics in the amounts of $158 million and $116 million, respectively, which are recorded in other current assets in the Company's Consolidated Balance Sheet at March 27, 2009. As a result, the Company recorded a charge of $101 million related to these unresolved legacy securities matters during the quarter ended March 27, 2009 in selling, general, and administrative expenses in the Consolidated Statement of Operations. See Note 19.

        Stumpf v. Tyco International Ltd. is a class action lawsuit in which the plaintiffs assert complaints against Tyco, among others, based on alleged violations of the disclosure provisions of the federal securities laws. The matter arises from Tyco's July 2000 initial public offering of common stock of TyCom Inc, and alleges that the TyCom registration statement and prospectus relating to the sale of common stock were inaccurate, misleading and failed to disclose facts necessary to make the registration statement and prospectus not misleading. The complaint further alleges the defendants violated securities laws by making materially false and misleading statements and omissions concerning, among other things, executive compensation, TyCom's business prospects and Tyco's and TyCom's finances. The matter is currently in the pre-trial stages of litigation. As discussed above, the Company has reserved its best estimate of probable loss related to this matter.

        Tyco and certain of our current and former employees, officers and directors, have been named as defendants in eight class actions brought under ERISA. Two of the actions were filed in the United States District Court for the District of New Hampshire and the six remaining actions were transferred to that Court by the Judicial Panel on Multidistrict Litigation. All eight actions have been consolidated in the District Court in New Hampshire. The consolidated complaint purports to bring claims on behalf of the Company's Retirement Savings and Investment Plans and the participants therein and alleges that the defendants breached their fiduciary duties under ERISA by negligently misrepresenting and negligently failing to disclose material information concerning, among other things, the following: related-party transactions and executive compensation; the Company's mergers and acquisitions and the

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

accounting therefore, as well as allegedly undisclosed acquisitions; and misstatements of the Company's financial results. The complaint also asserts that the defendants breached their fiduciary duties by allowing the Plans to invest in the Company's shares when it was not a prudent investment. The complaints seek recovery of alleged plan losses arising from alleged breaches of fiduciary duties. On August 15, 2006, the Court entered an order certifying a class "consisting of all Participants in the Plans for whose individual accounts the Plans purchased and/or held shares of Tyco Stock Fund at any time from August 12, 1998 to July 25, 2002." This matter is currently in the pre-trial stages of litigation and Tyco intends to vigorously defend it. As discussed above, the Company has reserved its best estimate of probable loss related to this matter.

        Under the terms of the Separation and Distribution Agreement, each of Tyco, Covidien and Tyco Electronics are jointly and severally liable for the full amount of any legacy securities action settlement (including the Stumpf matter and ERISA claims) and any judgments resulting from opt-out claims.

        Although the Company has reserved its best estimate of probable loss related to unresolved legacy securities claims, their ultimate resolution could differ from this estimate and could have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of March 27, 2009, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $37 million to $77 million. As of March 27, 2009, Tyco concluded that the best estimate within this range is approximately $45 million, of which $11 million is included in accrued and other current liabilities and $34 million is included in other liabilities in the Company's Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payments related to these known environmental liabilities will not have a material adverse effect on its financial position, results of operations or cash flows.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

Asbestos Matters

        The Company and some of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. Consistent with the national trend of increased asbestos-related litigation, the Company has observed an increase in the number of these lawsuits in the past several years. A limited number of the cases allege premises liability, based on claims that individuals were exposed to asbestos while on a subsidiary's property. A majority of the cases involve product liability claims, based principally on allegations of past distribution of heat-resistant industrial products incorporating asbestos or the past distribution of industrial valves that incorporated asbestos-containing gaskets or packing. Each case typically names between dozens to hundreds of corporate defendants.

        The Company's involvement in asbestos cases has been limited because its subsidiaries did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims were never substantiated and, as a result, have been dismissed by the courts. The Company will continue to vigorously defend the lawsuits that have been filed against it and its subsidiaries, but cannot predict whether it will be successful in those cases that proceed to trial. When appropriate, the Company settles claims. Although in the past the total amount paid in any year to settle and defend all asbestos claims has been immaterial, the Company has recently experienced an increase in the number of lawsuits that have proceeded to trial. Of the lawsuits that have proceeded to trial in 2008 and 2009, Tyco has won or settled all but one case, with that one case returning an adverse jury verdict for approximately $7.7 million, which included both compensatory and punitive damages. The Company has appealed the verdict and believes that it will ultimately be overturned. As of March 27, 2009, there were approximately 4,700 asbestos liability cases pending against the Company and its subsidiaries.

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

Compliance Matters

        As previously reported in the Company's periodic filings, the Company has received and responded to various allegations and other information that certain improper payments were made by the Company's subsidiaries in recent years. The Company has been informed that two subsidiaries in the Company's Flow Control business in Italy have been named in a request for criminal charges filed by the Milan public prosecutor's office. The Company has reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to the allegations and its internal investigations. The Company also informed the DOJ and the SEC that it has retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the FCPA, and that it would continue to investigate and make periodic progress reports to these agencies. The Company has and will continue to communicate with

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by the Company in the course of its ongoing compliance activities, such as recently discovered conduct involving agents retained by certain of our businesses in EMEA. To date, the baseline review has revealed that some business practices may not comply with Tyco and FCPA requirements. At this time, the Company cannot predict the outcome of these matters and other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of these matters. However, it is possible that the Company may be required to pay material fines, consent to injunctions on future conduct, or suffer other penalties or adverse impacts, each of which could have a material adverse effect on its financial position, results of operations or cash flows.

        Covidien and Tyco Electronics agreed, in connection with the Separation, to cooperate with the Company in its responses regarding these matters. Any judgment required to be paid or settlement or other cost incurred by the Company in connection with the FCPA investigations matters would be subject to the liability sharing provisions of the Separation and Distribution Agreement, which assigned liabilities primarily related to the former Healthcare and Electronics businesses of the Company to Covidien or Tyco Electronics, respectively, and provides that the Company will retain liabilities primarily related to its continuing operations. Any liabilities not primarily related to a particular segment will be shared equally among the Company, Covidien and Tyco Electronics.

        The German Federal Cartel Office ("FCO") charged in early 2007 that certain German subsidiaries in the Company's Flow Control business had engaged in anti- competitive practices, in particular with regard to its hydrant, valve, street box and fittings business. The Company investigated this matter and determined that the conduct may have violated German anti-trust law. The Company is cooperating with the FCO in its investigation of this violation. The Company cannot estimate the range of potential loss that may result from this violation. It is possible that the Company may be subject to civil or criminal proceedings and may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its financial position, results of operations or cash flows.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

$25 million. The quarterly withdrawal liability payments are $1.1 million, $8.8 million of which have been paid to date. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

Other Matters

        Fitzpatrick Contractors Limited v. Tyco Fire and Integrated Solutions (UK) Ltd.    On July 18, 2007, Fitzpatrick Contractors Limited ("FCL") commenced an action against Tyco Fire and Integrated Solutions (UK) Ltd. in the High Court of Justice, Queen Bench Division, Technology and Construction Court, United Kingdom, alleging that Tyco entered into a binding contract in 2002 for the design, manufacture and installation of mechanical and electrical works for the refurbishment of a portion of London Transport's Blackwall Tunnel. FCL had sought damages for breach of contract in the amount of approximately $38 million. In the second quarter of 2009, the Company accepted an offer made by the plaintiff to settle substantially all of the claims related to this matter for approximately $14 million, excluding legal fees and interest.

        In addition to the foregoing, the Company is subject to claims and suits, including from time to time, contractual disputes and product and general liability claims, incidental to present and former operations, acquisitions and dispositions. With respect to many of these claims, the Company either self-insures or maintains insurance through third-parties, with varying deductibles. While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings, whether the underlying claims are covered by insurance or not, will not have a material adverse effect on our financial condition, results of operations or cash flows beyond amounts recorded for such matters.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    Retirement Plans (Continued)

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows ($ in millions):

	U.S. Plans
	For the Quarters Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
Service cost	$2	$2	$5	$4
Interest cost	12	12	25	24
Expected return on plan assets	(12)	(15)	(25)	(30)
Amortization of prior service cost	1	—	1	—
Amortization of net actuarial loss	2	2	4	4

Net periodic benefit cost	$5	$1	$10	$2

	Non-U.S. Plans
	For the Quarters Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
Service cost	$8	$12	$17	$24
Interest cost	21	21	41	42
Expected return on plan assets	(18)	(21)	(36)	(42)
Amortization of prior service credit	(1)	(1)	(2)	(2)
Amortization of net actuarial loss	5	5	10	10
Plan settlements and curtailments termination benefits	(1)	—	(1)	—

Net periodic benefit cost	$14	$16	$29	$32

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

        The Company anticipates that it will contribute at least the minimum required to its pension plans in fiscal year 2009 of $5 million for U.S. plans and $60 million for non-U.S. plans. During the six months ended March 27, 2009, the Company contributed $32 million to its U.S. and non-U.S. pension plans.

        Postretirement Benefit Plans    Net periodic postretirement benefit cost was insignificant for both periods.

12.    Shareholders' Equity

        As discussed in Note 1, effective March 17, 2009, the Company changed its jurisdiction of incorporation from Bermuda to the Canton of Schaffhausen, Switzerland. In connection with the

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Shareholders' Equity (Continued)

Change of Domicile and pursuant to the laws of Switzerland, the par value of the Company's common shares increased from $0.80 per share to 8.53 Swiss Francs (CHF) per share (or $7.21 based on the exchange rate in effect on March 17, 2009). The Change of Domicile was approved at a special general meeting of shareholders held on March 12, 2009. The following steps occurred in connection with the Change of Domicile, which did not result in a change to total Shareholders' Equity.

  (1)
  approximately 21 million shares held directly or indirectly in treasury were cancelled;

  (2)
  increased the par value of common shares from $0.80 to CHF 8.53 through an approximate 1-for-9 reverse share split, followed by the issuance of approximately eight fully paid up shares so that the same number of shares were outstanding before and after the Change of Domicile, which reduced share premium and increased common shares; and

  (3)
  the remaining amount of share premium was eliminated with a corresponding increase to contributed surplus.

        Preference Shares—In connection with the Change of Domicile, as discussed above, all authorized preference shares were cancelled. At September 26, 2008 Tyco had authorized 31,250,000 preference shares, par value of $4 per share, none of which were issued and outstanding.

        Common Shares—As a result of the adoption of the Company's new Articles of Association in connection with the Change of Domicile, the Company's share capital amounts to CHF 4,088,387,211.53 and is divided into 479,295,101 registered common shares with a par value of CHF 8.53 (or $7.21 based on the exchange rate in effect on March 17, 2009. Until March 12, 2011 the Board of Directors may increase the Company's share capital by a maximum amount of CHF 2,044,193,601.50 by issuing a maximum of 239,647,550 shares. In addition, until March 12, 2011, (i) the share capital of the Company may be increased by an amount not exceeding CHF 408,838,720.30 through the issue of a maximum of 47,929,510 shares through the exercise of conversion and/or option or warrant rights granted in connection with bonds, notes or similar instruments including convertible debt instruments and (ii) the share capital of the Company may be increased by an amount not exceeding CHF 408,838,720.30 through the issue of a maximum of 47,929,510 shares to employees and other persons providing services to the Company. Although the Company states its par value in Swiss Francs it continues to use the U.S. dollar as its reporting currency for preparing its consolidated financial statements.

        Shares Owned by Subsidiaries and Common Shares Held in Treasury—Prior to the Change of Domicile, approximately 21 million shares held by the Company directly or indirectly in treasury were cancelled, leaving approximately 6 million shares held in treasury as of March 27, 2009. At September 26, 2008 there were approximately 22 million shares held by a subsidiary and 5 million shares held in treasury.

        Share Premium and Contributed Surplus—As of September 26, 2008, Tyco International Ltd. was incorporated under the laws of Bermuda. In accordance with the Bermuda Companies Act 1981, when Tyco issued shares for cash at a premium to their par value, the resulting premium was an increase to a share premium account, a non-distributable reserve. Contributed surplus, subject to certain conditions, is a distributable reserve. As discussed above, effective March 17, 2009, the Company discontinued its existence as a Bermuda corporation and became a Swiss corporation. The Company undertook a number of steps in connection with the Change of Domicile described above, that reduced its share premium to zero at March 17, 2009 and increased common shares to approximately $3.5 billion. Any

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Shareholders' Equity (Continued)

share premium remaining after this recapitalization was allocated to contributed surplus, which eliminated the remaining share premium balance.

        Dividends—Pursuant to Swiss law, dividend payments made prior to January 1, 2011 are subject to Swiss withholding taxes unless made in the form of a return of capital from the Company's registered share capital. As a result, the Company intends to first pay dividends in the form of a reduction of registered share capital until at least January 1, 2011. After January 1, 2011, the Company expects to make dividend payments in the form of a reduction in contributed surplus, which also may be made free of Swiss withholding taxes.

        On March 12, 2009 the Company's Board of Directors declared a quarterly dividend on the Company's common shares of 0.23 CHF per share, which will be paid on May 27, 2009 to shareholders of record on April 30, 2009. The dividend of CHF 0.23 is the first installment of an annual dividend of CHF 0.93 per share approved by the shareholders on March 12, 2009. Under Swiss law, approval by the shareholders establishes the dividend, as such the Company recorded an accrued dividend of CHF 440 million as of March 12, 2009 which approximated $377 million based on the exchange rate in effect on that date. The dividend was approved at the special shareholders meeting on March 12, 2009 and is made in the form of a return of capital. As such, this amount was recorded as a reduction of common shares which will reduce the Company's par value of CHF 8.53 to CHF 7.60. The dividend will be paid in U.S. dollars converted from Swiss Francs at the USD/CHF exchange rate in effect shortly before the payment date. Prior to the Change of Domicile, on December 4, 2008, the Company's Board of Directors declared a quarterly dividend on the Company's common shares of $0.20 per share, which was paid on February 2, 2009 to shareholders of record on January 5, 2009. This amount was recorded as a reduction of accumulated earnings. On both December 6, 2007 and March 13, 2008 the Company's Board of Directors declared a quarterly dividend on the Company's common shares of $0.15 per share, which was paid on February 1, 2008 and May 1, 2008, respectively, to shareholders of record on January 3, 2008 and April 1, 2008, respectively.

13.    Share Plans

        During the six months ended March 27, 2009, the Company issued its annual share-based compensation grants. The total number of awards issued was approximately 8 million, of which 5 million were share options, 2 million were restricted unit awards and 1 million were performance share unit awards. The options are exercisable in equal annual installments over a period of 4 years, the restricted unit awards vest in equal installments over a period of 4 years and the performance share unit awards vest after a period of 3 years based on the level of attainment of the applicable performance metrics, which are determined by the Compensation and Human Resources Committee of the Board. The weighted-average grant-date fair value of the share options, restricted unit awards and performance share unit awards was $7.15, $29.00 and $27.84, respectively. The weighted-average assumptions used in the Black-Scholes option pricing model included an expected stock price volatility of 32%, a risk free interest rate of 2.71%, an expected annual dividend per share of $0.80 and an expected option life of 5.2 years.

        During the six months ended March 28, 2008, there were no material share-based compensation grants.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14.    Consolidated Segment Data

        The Company, from time to time, will realign businesses and management responsibility within its operating segments that possess similar characteristics such as product and service offerings. These realignments are designed to more fully leverage existing capabilities and enhance development for future products and services. Effective September 27, 2008, certain businesses were transferred from the Company's ADT Worldwide segment to the Company's Fire Protection Services segment, from the Company's Fire Protection Services segment to the Company's Flow Control segment and from the Company's Electrical and Metal Products segment to the Company's Safety Products segment. The realignment of these businesses results in segment data being presented in line with management's view of segment operating results. The revenue and operating income for the period ending March 28, 2008 has been recast to reflect the realignment of the Company's ADT Worldwide businesses to the Company's Fire Protection Services segment. All the other business realignments were not recast because the changes were immaterial. Additionally, the segment data presented have been reclassified to exclude the results of discontinued operations. Selected information by segment is presented in the following tables ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
Net revenue(1):
ADT Worldwide	$1,694	$1,895	$3,486	$3,823
Flow Control	927	1,024	1,886	2,098
Fire Protection Services	817	932	1,668	1,832
Electrical and Metal Products	330	542	746	1,029
Safety Products	382	469	790	916
Corporate and Other	—	1	—	2

Net revenue	$4,150	$4,863	$8,576	$9,700

(1)
Revenue by operating segment excludes intercompany transactions.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14.    Consolidated Segment Data (Continued)

	For the Quarters Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
Operating (loss) income:
ADT Worldwide	$(457)	$220	$(226)	$466
Flow Control	133	143	270	314
Fire Protection Services	(122)	79	(64)	155
Electrical and Metal Products	(962)	72	(935)	113
Safety Products	(943)	54	(869)	140
Corporate and Other	(203)	(126)	(317)	(253)

Operating (loss) income	$(2,554)	$442	$(2,141)	$935

        There were no significant changes to total assets by segment other than the goodwill and intangible asset impairments described in Note 7.

15.    Inventory

        Inventories consisted of the following ($ in millions):

	March 27, 2009	September 26, 2008
Purchased materials and manufactured parts	$611	$681
Work in process	231	272
Finished goods	870	926

Inventories	$1,712	$1,879

        Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

16.    Property, Plant and Equipment

        Property, plant and equipment consisted of the following ($ in millions):

	March 27, 2009	September 26, 2008
Land	$144	$152
Buildings	742	772
Subscriber systems	5,147	5,235
Machinery and equipment	2,239	2,339
Property under capital leases(1)	44	51
Construction in progress	165	132
Accumulated depreciation(2)	(5,135)	(5,162)

Property, Plant and Equipment, net	$3,346	$3,519

(1)
Property under capital leases consists primarily of buildings.

(2)
Accumulated amortization of capital lease assets was $24 million and $23 million at March 27, 2009 and September 26, 2008, respectively.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17.    Guarantees

        Certain of the Company's business segments have guaranteed the performance of third-parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from the current fiscal year through the completion of such transactions. The guarantees would typically be triggered in the event of nonperformance and performance under the guarantees, if required, would not have a material effect on the Company's financial position, results of operations or cash flows.

        There are certain guarantees or indemnifications extended among Tyco, Covidien and Tyco Electronics in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. At the time of the Separation, Tyco recorded a liability necessary to recognize the fair value of such guarantees and indemnifications in accordance with FIN No. 45. In the absence of observable transactions for identical or similar guarantees, the Company determined the fair value of these guarantees and indemnifications utilizing expected present value measurement techniques. Significant assumptions utilized to determine fair value included determining a range of potential outcomes, assigning a probability weighting to each potential outcome and estimating the anticipated timing of resolution. The probability weighted outcomes were discounted using the Company's incremental borrowing rate. The liability necessary to reflect the fair value of the guarantees and indemnifications under the Tax Sharing Agreement is $554 million, which is included in other liabilities on the Company's Consolidated Balance Sheet at March 27, 2009 and September 26, 2008, respectively. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. See Note 5 for further discussion of the Tax Sharing Agreement.

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

        In disposing of assets or businesses, the Company often provides representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company has no reason to believe that these uncertainties would have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17.    Guarantees (Continued)

        The Company records estimated product warranty costs at the time of sale. The following is a roll-forward of the Company's warranty accrual ($ in millions):

	For the Quarter Ended March 27, 2009	For the Six Ended March 27, 2009
Balance at September 26, 2008	$92	$105
Warranties issued during the period	5	11
Changes in estimates	1	—
Settlements	(14)	(29)
Currency translation	—	(3)

Balance at March 27, 2009	$84	$84

        In 2001, a division of Safety Products initiated a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain O-ring seal sprinkler heads which were originally manufactured by Central Sprinkler prior to Tyco's acquisition. Under this program, the sprinkler heads are being replaced free of charge to property owners. On May 1, 2007, the Consumer Product Safety Commission and the Company announced an August 31, 2007 deadline for filing claims to participate in the VRP. The Company will fulfill all valid claims for replacement of qualifying sprinklers received up to August 31, 2007. The ultimate cost to complete the program will be impacted by a number of factors such as changes in material and labor costs, and the actual number of sprinkler heads replaced. Settlements during the quarter and six months ended March 27, 2009 include cash expenditures of $9 million and $19 million, respectively, related to the VRP.

18.    Tyco International Finance S.A.

        TIFSA, a wholly-owned subsidiary of the Company, has public debt securities outstanding (see Note 8) which are fully and unconditionally guaranteed by Tyco. TIFSA, which was formed in December 2006, is a holding company established in connection with the Separation as the successor company to TIGSA. During the third quarter of 2007, TIGSA's assets and liabilities were contributed to TIFSA, Covidien and Tyco Electronics. TIGSA was put into liquidation on June 1, 2007. TIFSA directly or indirectly owns substantially all of the operating subsidiaries of the Company, performs treasury operations and has assumed the indebtedness of TIGSA. The following tables present condensed consolidating financial information for Tyco, TIFSA and all other subsidiaries. Condensed financial information for Tyco and TIFSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended March 27, 2009

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$4,150	$—	$4,150
Cost of product sales	—	—	1,861	—	1,861
Cost of services	—	—	854	—	854
Selling, general and administrative expenses	122	5	1,073	—	1,200
Goodwill and intangible asset impairments	—	—	2,705	—	2,705
Restructuring, asset impairment and divestiture charges, net	2	—	82	—	84

Operating loss	(124)	(5)	(2,425)	—	(2,554)
Interest income	—	—	11	—	11
Interest expense	—	(76)	(2)	—	(78)
Other income, net	5	2	—	—	7
Equity in net loss of subsidiaries	(2,082)	(2,359)	—	4,441	—
Intercompany interest and fees	(354)	38	316	—	—

Loss from continuing operations before income taxes and minority interest	(2,555)	(2,400)	(2,100)	4,441	(2,614)
Income tax benefit	—	14	46	—	60
Minority interest	—	—	(1)	—	(1)

Loss from continuing operations	(2,555)	(2,386)	(2,055)	4,441	(2,555)
Loss from discontinued operations, net of income taxes	(12)	(13)	(12)	25	(12)

Net loss	$(2,567)	$(2,399)	$(2,067)	$4,466	$(2,567)

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended March 28, 2008

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$4,863	$—	$4,863
Cost of product sales	—	—	2,195	—	2,195
Cost of services	—	—	990	—	990
Selling, general and administrative expenses	29	—	1,175	—	1,204
Separation costs (credits)	5	—	(10)	—	(5)
Restructuring, asset impairment and divestiture charges, net	—	—	37	—	37

Operating (loss) income	(34)	—	476	—	442
Interest income	14	—	11	—	25
Interest expense	(14)	(95)	(6)	—	(115)
Other (expense) income, net	(1)	1	—	—	—
Equity in net income of subsidiaries	689	404	—	(1,093)	—
Intercompany interest and fees	(382)	45	337	—	—

Income from continuing operations before income taxes and minority interest	272	355	818	(1,093)	352
Income tax benefit (expense)	—	24	(103)	—	(79)
Minority interest	—	—	(1)	—	(1)

Income from continuing operations	272	379	714	(1,093)	272
Income from discontinued operations, net of income taxes	8	6	8	(14)	8

Net income	$280	$385	$722	$(1,107)	$280

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended March 27, 2009

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$8,576	$—	$8,576
Cost of product sales	—	—	3,840	—	3,840
Cost of services	—	—	1,744	—	1,744
Selling, general and administrative expenses	136	5	2,199	—	2,340
Goodwill and intangible asset impairments	—	—	2,705	—	2,705
Restructuring, asset impairment and divestiture charges, net	2	—	86	—	88

Operating loss	(138)	(5)	(1,998)	—	(2,141)
Interest income	—	1	22	—	23
Interest expense	—	(146)	(5)	—	(151)
Other income, net	5	2	4	—	11
Equity in net loss of subsidiaries	(1,441)	(2,025)	—	3,466	—
Intercompany interest and fees	(709)	69	640	—	—

Loss from continuing operations before income taxes and minority interest	(2,283)	(2,104)	(1,337)	3,466	(2,258)
Income tax benefit (expense)	—	34	(58)	—	(24)
Minority interest	—	—	(1)	—	(1)

Loss from continuing operations	(2,283)	(2,070)	(1,396)	3,466	(2,283)
Loss from discontinued operations, net of income taxes	(7)	(11)	(7)	18	(7)

Net loss	$(2,290)	$(2,081)	$(1,403)	$3,484	$(2,290)

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended March 28, 2008

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$9,700	$—	$9,700
Cost of product sales	—	—	4,386	—	4,386
Cost of services	—	—	1,956	—	1,956
Selling, general and administrative expenses	38	1	2,332	—	2,371
Separation (credits) costs	(14)	—	18	—	4
Restructuring, asset impairment and divestiture charges, net	—	—	48	—	48

Operating (loss) income	(24)	(1)	960	—	935
Interest income	47	—	36	—	83
Interest expense	(47)	(175)	(10)	—	(232)
Other income, net	50	2	—	—	52
Equity in net income of subsidiaries	1,370	766	—	(2,136)	—
Intercompany interest and fees	(764)	87	677	—	—

Income from continuing operations before income taxes and minority interest	632	679	1,663	(2,136)	838
Income tax benefit (expense)	—	39	(243)	—	(204)
Minority interest	—	—	(2)	—	(2)

Income from continuing operations	632	718	1,418	(2,136)	632
Income from discontinued operations, net of income taxes	11	7	11	(18)	11

Net income	$643	$725	$1,429	$(2,154)	$643

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

March 27, 2009

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,419	$—	$1,419
Accounts receivable, net	—	—	2,608	—	2,608
Inventories	—	—	1,712	—	1,712
Intercompany receivables	1,068	100	15,301	(16,469)	—
Prepaid expenses and other current assets	348	—	1,563	—	1,911
Assets held for sale	30	3	36	(33)	36

Total current assets	1,446	103	22,639	(16,502)	7,686
Property, plant and equipment, net	—	—	3,346	—	3,346
Goodwill	—	—	8,410	—	8,410
Intangible assets, net	—	—	2,531	—	2,531
Investment in subsidiaries	43,315	15,107	—	(58,422)	—
Intercompany loans receivable	—	13,109	19,006	(32,115)	—
Other assets	122	73	2,609	—	2,804

Total Assets	$44,883	$28,392	$58,541	$(107,039)	$24,777

Liabilities and Shareholder's Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$—	$19	$—	$19
Accounts payable	2	—	1,164	—	1,166
Accrued and other current liabilities	839	80	2,205	—	3,124
Deferred revenue	—	—	618	—	618
Intercompany payables	8,830	6,524	1,115	(16,469)	—
Liabilities held for sale	—	—	6	—	6

Total current liabilities	9,671	6,604	5,127	(16,469)	4,933
Long-term debt	—	4,146	77	—	4,223
Intercompany loans payable	22,770	391	8,954	(32,115)	—
Other liabilities	559	—	3,168	—	3,727

Total Liabilities	33,000	11,141	17,326	(48,584)	12,883
Minority interest	—	—	11	—	11
Shareholders' Equity:
Preference shares	—	—	2,500	(2,500)	—
Common shares	3,118	—	(242)	—	2,876
Other shareholders' equity	8,765	17,251	38,946	(55,955)	9,007

Total Shareholders' Equity	11,883	17,251	41,204	(58,455)	11,883

Total Liabilities and Shareholders' Equity	$44,883	$28,392	$58,541	$(107,039)	$24,777

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

September 26, 2008

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$1	$1,517	$—	$1,519
Accounts receivable, net	—	—	3,024	—	3,024
Inventories	—	—	1,879	—	1,879
Intercompany receivables	1,097	76	15,069	(16,242)	—
Prepaid expenses and other current assets	9	—	1,796	—	1,805
Assets held for sale	44	1	126	(45)	126

Total current assets	1,151	78	23,411	(16,287)	8,353
Property, plant and equipment, net	—	—	3,519	—	3,519
Goodwill	—	—	11,619	—	11,619
Intangible assets, net	—	—	2,693	—	2,693
Investment in subsidiaries	45,593	21,785	—	(67,378)	—
Intercompany loans receivable	—	9,799	18,999	(28,798)	—
Other assets	114	83	2,423	—	2,620

Total Assets	$46,858	$31,745	$62,664	$(112,463)	$28,804

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$515	$40	$—	$555
Accounts payable	2	—	1,630	—	1,632
Accrued and other current liabilities	103	76	2,587	—	2,766
Deferred revenue	—	—	608	—	608
Intercompany payables	8,126	6,990	1,126	(16,242)	—
Liabilities held for sale	—	—	82	—	82

Total current liabilities	8,231	7,581	6,073	(16,242)	5,643
Long-term debt	—	3,605	104	—	3,709
Intercompany loans payable	22,573	384	5,841	(28,798)	—
Other liabilities	560	—	3,384	—	3,944

Total Liabilities	31,364	11,570	15,402	(45,040)	13,296
Minority interest	—	—	14	—	14
Shareholders' Equity:
Preference shares	—	—	2,500	(2,500)	—
Common shares	208	—	(18)	—	190
Other shareholders' equity	15,286	20,175	44,766	(64,923)	15,304

Total Shareholders' Equity	15,494	20,175	47,248	(67,423)	15,494

Total Liabilities and Shareholders' Equity	$46,858	$31,745	$62,664	$(112,463)	$28,804

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months

Ended March 27, 2009

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$9	$(511)	$1,284	$—	$782
Net cash used in discontinued operating activities	—	—	(13)	—	(13)
Cash Flows From Investing Activities:
Capital expenditures	—	—	(331)	—	(331)
Proceeds from disposal of assets	—	—	4	—	4
Acquisition of businesses, net of cash acquired	—	—	(47)	—	(47)
Accounts purchased from ADT dealer program	—	—	(231)	—	(231)
Net increase in intercompany loans	—	(864)	—	864	—
(Increase) decrease in investments in subsidiaries	(18)	1,352	—	(1,334)	—
Other	—	—	2	—	2

Net cash (used in) provided by investing activities	(18)	488	(603)	(470)	(603)
Net cash provided by discontinued investing activities	—	—	32	—	32
Cash Flows From Financing Activities:
Net borrowing (repayment) of debt	—	25	(45)	—	(20)
Proceeds from exercise of share options	—	—	1	—	1
Dividends paid	(189)	—	—	—	(189)
Repurchase of common shares by subsidiary	—	—	(3)	—	(3)
Net intercompany loan borrowings	197	—	667	(864)	—
Decrease in equity from parent	—	—	(1,334)	1,334	—
Transfer from discontinued operations	—	—	19	—	19
Other	—	(3)	(2)	—	(5)

Net cash provided by (used in) financing activities	8	22	(697)	470	(197)
Net cash used in discontinued financing activities	—	—	(19)	—	(19)
Effect of currency translation on cash	—	—	(82)	—	(82)

Net decrease in cash and cash equivalents	(1)	(1)	(98)	—	(100)
Cash and cash equivalents at beginning of period	1	1	1,517	—	1,519

Cash and cash equivalents at end of period	$—	$—	$1,419	$—	$1,419

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended

March 28, 2008

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(3,571)	$243	$708	$—	$(2,620)
Net cash provided by discontinued operating activities	—	—	4	—	4
Cash Flows From Investing Activities:
Capital expenditures	—	—	(355)	—	(355)
Proceeds from disposal of assets	—	—	10	—	10
Acquisition of businesses, net of cash acquired	—	—	(27)	—	(27)
Accounts purchased from ADT dealer program	—	—	(187)	—	(187)
Class action settlement escrow	2,960	—	—	—	2,960
Intercompany dividend from subsidiary	—	62	—	(62)	—
Net increase in intercompany loans	—	(279)	—	279	—
Other	—	—	(10)	—	(10)

Net cash provided by (used in) investing activities	2,960	(217)	(569)	217	2,391
Net cash provided by discontinued investing activities	—	—	13	—	13
Cash Flows From Financing Activities:
Net borrowing (repayment) of debt	—	50	(10)	—	40
Proceeds from exercise of share options	20	—	1	—	21
Dividends paid	(148)	—	—	—	(148)
Intercompany dividend to parent	—	—	(62)	62	—
Repurchase of common shares by subsidiary	—	—	(477)	—	(477)
Net intercompany loan borrowings (repayments)	724	—	(445)	(279)	—
Transfer from discontinued operations	—	—	19	—	19
Other	—	(76)	6	—	(70)

Net cash provided by (used in) financing activities	596	(26)	(968)	(217)	(615)
Net cash used in discontinued financing activities	—	—	(17)	—	(17)
Effect of currency translation on cash	—	—	24	—	24
Net decrease in cash and cash equivalents	(15)	—	(805)	—	(820)
Cash and cash equivalents at beginning of period	16	—	1,878	—	1,894

Cash and cash equivalents at end of period	$1	$—	$1,073	$—	$1,074

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Subsequent Events

        During the third quarter of 2009, the Company agreed to settle with two of the remaining plaintiffs that had opted-out of the class action settlement for approximately $45 million. Pursuant to the Separation and Distribution Agreement, the Company's share of this amount is approximately $12 million, with Covidien and Tyco Electronics responsible for approximately $19 million and $14 million, respectively.

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

Introduction

        The unaudited Consolidated Financial Statements include the consolidated results of Tyco International Ltd., a company organized under the laws of Switzerland, and its subsidiaries (hereinafter collectively referred to as "we," the "Company" or "Tyco") and have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States ("GAAP").

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

Overview and Outlook

        Primarily as a result of changes in foreign currencies and volume decreases in our Electrical and Metal Products business, net revenue for the quarter ended March 27, 2009 decreased $713 million from $4.9 billion for the comparable period ended March 28, 2008 to $4.2 billion in the quarter ended March 27, 2009. Net revenue for the six months ended March 27, 2009 decreased $1.1 billion from $9.7 billion for the comparable period ended March 28, 2008 to $8.6 billion in the quarter ended March 27, 2009. During the second quarter of 2009, the U.S. dollar continued to appreciate against most major currencies in which we operate, but most notably the Euro and British Pound. The significant appreciation of the U.S. dollar against most major currencies for the quarter and six months ended March 27, 2009 over the comparable periods ended March 28, 2008 negatively impacted our revenue by approximately $494 million and $917 million, respectively, as nearly 50% of our revenue is generated outside of the United States. If the U.S. dollar continues to appreciate against the currencies that we have significant exposure to, our reported net revenue can be expected to be adversely affected.

        All of our reportable segments experienced declines in operating income for both the quarter and six months ended March 27, 2009. On a consolidated basis, operating income for the quarter and six months ended March 27, 2009 declined $3.0 billion to $(2.6) billion and $3.1 billion to $(2.1) billion, respectively, primarily as a result of goodwill and intangible asset impairments of $2.7 billion, a provision of $101 million related to unresolved legacy securities litigation matters and lower sales volume of steel products at our Electrical and Metal Products segment. The quarter and six months ended March 27, 2009, were negatively impacted by $9 million and favorably impacted by $57 million, respectively, due to changes in foreign currency exchange rates.

        In response to the economic downturn, cost containment actions have been initiated across all of our businesses and corporate. We are also pursuing cost savings through restructuring activities in fiscal 2009 and expect to incur restructuring and restructuring related charges of approximately $200 million in fiscal 2009, of which $74 million and $75 million was incurred during the quarter and six months ended March 27, 2009. We believe these restructuring activities will strengthen our competitive position over the long term.

        We expect to continue our initiatives to improve our efficiency, manage our working capital effectively and prudently allocate our capital. We expect internal investments to fund growth and productivity in our businesses to continue to be our first priority. As in prior years, we expect to remain active in making bolt-on acquisitions as we continually assess the strategic fit and value of businesses that have potential for success within our existing framework. For example during the first half of fiscal year 2009, the Company's Safety Products segment acquired Vue Technology, Inc., a provider of radio frequency identification (RFID) technology, for $43 million to strengthen the technology portfolio offered to retailers.

Goodwill and Intangible Asset Impairments

        Annually, in the fiscal fourth quarter, and more frequently if triggering events occur, the Company tests goodwill and indefinite-lived intangible assets for impairment by comparing the fair value of each reporting unit or indefinite-lived intangible assets with its carrying amount.

        The Company began to experience a decline in revenue during the first quarter of 2009 in its ADT Worldwide, Fire Protection Services and Safety Products segments as a result of a slowdown in the commercial markets, including the retailer end market as well as a decline in sales volume at its Electrical Metal Products segments. Although we considered and concluded that these factors did not constitute triggering events during the first quarter of 2009, the continued existence of these conditions during the second quarter of 2009, along with downward revisions to forecasted results, restructuring actions and weaker industry outlooks, caused us to conclude that sufficient indicators of impairment existed. Reporting units within ADT Worldwide, Fire Protection Services and Safety Products segments continued to be negatively impacted as a result of a slowdown in the commercial markets including the retailer end market. Additionally, the Company's Electrical Metal Products reporting unit continued to be negatively impacted by a decline in sales volume and due to the downturn in the non-residential construction market. The Company determined that these underlying events and circumstances constituted triggering events for six reporting units where such events would more likely than not reduce the fair value below their respective carrying amounts. Specifically, the Company concluded that its EMEA Security and EMEA Fire reporting units within the ADT Worldwide and Fire Protection Services segments, respectively, Electrical and Metal Products reporting unit within the Electrical and Metal Products segment and ACVS, Life Safety and SRS reporting units within the Safety Products segment experienced triggering events. Based on the underlying events and circumstances described as well as the continued deterioration of the business environment related to the retailer end market of the Company's ADT Worldwide and Safety Products segments the Company determined that certain indefinite-lived intangible assets required impairment testing. As a result of the triggering events, the Company performed long-lived asset, goodwill and intangible asset impairment tests for these reporting units and the Company's Safety Products Sensormatic tradename as well as ADT Worldwide franchise rights relating to Winner and SSC.

        The Company utilizes a discounted cash flow model for determining the fair value of each of the reporting unit's goodwill. Based on the factors described above, actual and anticipated reductions in demand for the reporting unit's products and services as well as increased risk due to current economic uncertainty, the estimates of future cash flows used in the second quarter of 2009 discounted cash flow analyses were revised downward from the Company's most recent test conducted during the fiscal fourth quarter of 2008. The results of the goodwill impairment tests indicated that the implied goodwill amount was less than the carrying amount of goodwill for each of the aforementioned reporting units. The Company recorded an aggregate non-cash impairment charge of $2.6 billion ($2.6 billion after-tax) which was recorded in goodwill and intangible asset impairments in the Company's Consolidated Statement of Operations for the quarter ended March 27, 2009.

        Indefinite-lived intangible assets consisting primarily of trade names are tested for impairment using either a relief from royalty method or excess earnings method. Based on these factors and uncertainties and factors described above, estimates of future cash flows used in determining the fair value of the Company's Safety Products Sensormatic tradename as well as ADT Worldwide franchise rights relating to Winner and SSC during the second quarter of 2009 were revised downward relative to the estimates used in the Company's most recent test during the fourth quarter of 2008. The results of the impairment test indicated that the Safety Products Sensormatic tradename and ADT Worldwide Winner and SSC franchise rights estimated fair values were less than their respective carrying amounts. As such, the Company recorded an aggregate non-cash impairment charge of $64 million ($40 million after-tax) which was recorded in goodwill and intangible asset impairments in the Company's Consolidated Statement of Operations for the quarter ended March 27, 2009.

Legal Settlements

        In the first half of fiscal 2009, the Company settled a number of legal matters stemming from alleged violations of federal securities laws committed by former senior management, including three lawsuits from plaintiffs that had opted out of the June 2007 class action settlement, for an aggregate of approximately $90 million. Pursuant to the Separation and Distribution Agreement, the Company's share of this amount is approximately $24 million, with Covidien and Tyco Electronics responsible for approximately $38 million and $28 million, respectively.

        In light of the settlements in the second quarter and other recent settlement activity, the Company has concluded that its best estimate of probable loss for its unresolved legacy securities matters to be $375 million. Due to the fact that any payments ultimately made in connection with these matters would be subject to the sharing provisions of the Separation and Distribution Agreement, the Company has also recorded receivables from Covidien and Tyco Electronics in the amounts of $158 million and $116 million, respectively. As a result, the Company recorded a charge of $101 million during the quarter ended March 27, 2009 in selling, general, and administrative expenses related to these unresolved matters. Although the Company has reserved its best estimate of probable loss related to unresolved legacy securities claims, their ultimate resolution could differ from the estimate which could have a material adverse effect on the Company's financial position, results of operations or cash flows.

Results of Operations:

	For the Quarters Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
Revenue from product sales	$2,518	$3,108	$5,286	$6,204
Service revenue	1,632	1,755	3,290	3,496

Net revenue	$4,150	$4,863	$8,576	$9,700

Operating (loss) income	$(2,554)	$442	$(2,141)	$935
Interest income	11	25	23	83
Interest expense	(78)	(115)	(151)	(232)
Other income, net	7	—	11	52

(Loss) income from continuing operations before income taxes and minority interest	(2,614)	352	(2,258)	838
Income taxes	60	(79)	(24)	(204)
Minority interest	(1)	(1)	(1)	(2)

(Loss) income from continuing operations	(2,555)	272	(2,283)	632
(Loss) income from discontinued operations, net of income taxes	(12)	8	(7)	11

Net (loss) income	$(2,567)	$280	$(2,290)	$643

        Net revenue decreased $713 million, or 14.7%, for the second quarter and $1.1 billion, or 11.6%, for the first six months of 2009 as compared to the same periods last year. The decreases in both periods are primarily driven by changes in foreign currency exchange rates, which negatively affected the quarter and six months ended March 27, 2009 by $494 million and $917 million, respectively. The remaining decrease in revenue was driven primarily by lower volume of steel products in our Electrical and Metal Products segment and weakness in commercial markets, including the retailer end market which negatively impacted our ADT Worldwide and Safety Products segments. Revenues were positively affected by $59 million and $121 million for acquisitions, primarily in our ADT Worldwide segment for the quarter and six months ended March 27, 2009, respectively.

        Operating income decreased $3.0 billion, to an operating loss of $2.6 billion for the quarter ended March 27, 2009. Operating income decreased $3.1 billion, to an operating loss of $2.1 billion for the first six months ended March 27, 2009. The operating loss included an aggregate goodwill impairment charge of $2.6 billion relating to reporting units in Electrical and Metal Products, ADT Worldwide, Fire Protection Services and Safety Products and intangible asset impairment charges of $64 million relating to assets at ADT Worldwide and Safety Products for both the quarter and six months ended March 27, 2009. Additionally, lower volumes primarily in Electrical and Metal Products, ADT Worldwide and Safety Products negatively impacted operating income. The operating loss included legal settlement charges of $102 million as well as restructuring, asset impairment and divestiture charges, net of $106 million for the quarter ended March 27, 2009. The six months ended March 27, 2009 included legacy legal settlement charges of $110 million as well as restructuring, asset impairment and divestiture charges, net of $113 million. Operating income for the quarter ended March 28, 2008 included Separation related credits of $5 million, and restructuring, asset impairment and divestiture charges, net of $43 million. The six months ended March 28, 2008 included Separation related costs of $5 million, and restructuring, asset impairment and divestiture charges, net of $57 million. Changes in foreign currency exchange rates negatively affected operating income by $9 million and positively affected operating income by $57 million for the quarter and six months ended March 27, 2009.

Quarter Ended March 27, 2009 Compared to Quarter Ended March 28, 2008

  ADT Worldwide

        Net revenue, operating income and operating margin for ADT Worldwide were as follows ($ in millions):

	For the Quarters Ended
	March 27, 2009		March 28, 2008
Revenue from product sales	$528			$635
Service revenue	1,166			1,260

Net revenue	$1,694			$1,895

Goodwill and intangible asset impairments	$635		$	—(1)
Operating (loss) income	(457)			220
Operating margin	—	(1)		11.6%

    (1)
    Certain operating margins have not been presented as management believes such calculations are not meaningful.

        Net revenue by geographic area for ADT Worldwide was as follows ($ in millions):

	For the Quarters Ended
	March 27, 2009	March 28, 2008
North America	$1,027	$1,031
Europe, Middle East and Africa ("EMEA")	439	581
Rest of World	228	283

	$1,694	$1,895

        Net revenue for ADT Worldwide decreased $201 million, or 10.6%, during the quarter ended March 27, 2009, as compared to the quarter ended March 28, 2008. Revenue from product sales decreased 16.9% and service revenue decreased 7.5%. This decrease was primarily driven by the unfavorable impact of changes in foreign currency exchange rates of $192 million. Revenue was positively affected by $55 million for the net impact of acquisitions. Revenue from product sales includes sales and installation of electronic security and other systems. Service revenue is comprised of electronic security services and maintenance, including the monitoring of burglar alarms, fire alarms and other life safety systems as well as services related to retailer anti-theft systems. Approximately 55% of ADT's total net revenue is contractual and is considered recurring revenue. Recurring revenue declined 5.7% during the second quarter of 2009, primarily as a result of changes in foreign exchange rates which unfavorably impacted recurring revenue by 9.7%, while systems installation and service revenue declined 16.0%. Geographically, revenue in EMEA decreased $142 million, or 24.4%, largely as a result of foreign currency exchange rates, which had an unfavorable impact of $106 million. The remaining decrease in EMEA was primarily a result of a decline in systems installation and service revenue due to continued weakness in the commercial market, including the retailer end market primarily across the United Kingdom and continental Europe. Revenue declined $55 million, or 19.4% in the Rest of World geographies, which was primarily due to the unfavorable impact of changes in foreign currency exchange rates of $70 million. Revenue in North America declined slightly, largely as a result of reduced spending in the commercial markets, partially offset by acquisition activity as well as an increase in revenue in our residential business.

        Attrition rates for customers in our ADT Worldwide business increased to an average of 13.6% on a trailing 12-month basis as of March 27, 2009, as compared to 13.2% as of December 26, 2008 and 12.9% as of September 26, 2008. The increased attrition was primarily due to adverse market conditions in the U.S. and United Kingdom commercial businesses partially offset by a slight improvement in the North American residential business.

        Operating income decreased $677 million in the quarter ended March 27, 2009 from the same period in the prior year. Based on the deterioration within the commercial markets including the retailer end market discussed above, the Company recorded a goodwill impairment charge of $613 million related to its ADT EMEA reporting unit and intangible asset impairment charges of $22 million related to certain franchise rights within North America. The decrease was also related to the unfavorable impact of changes in foreign currency exchange rates of $10 million as well as lower sales volume and increased bad debt charges primarily resulting from weakness experienced in the commercial markets including the retailer end market and adverse global economic conditions, respectively. Margins were also negatively impacted by restructuring charges, net of $43 million. The same period in the prior year included restructuring and asset impairment charges of $10 million as well as expenses of $27 million primarily to convert customers from analog to digital signal transmissions in North America. There were no charges related to converting customers to digital signal during the second quarter of fiscal 2009.

  Flow Control

        Net revenue, operating income and operating margin for Flow Control were as follows ($ in millions):

	For the Quarters Ended
	March 27, 2009	March 28, 2008
Revenue from product sales	$868	$980
Service revenue	59	44

Net revenue	$927	$1,024

Operating income	$133	$143
Operating margin	14.3%	14.0%

        Net revenue for Flow Control decreased $97 million, or 9.5%, in the quarter ended March 27, 2009 compared to the quarter ended March 28, 2008. The decrease in net revenue was driven by the unfavorable impact of changes in foreign currency exchange rates of $150 million and, to a lesser extent, reduced project activity in the water business primarily in Australia and EMEA. The decrease in revenue was partially offset by an increase in the valves business primarily related to increased project activity in the energy end market in EMEA and Asia. The net impact of acquisitions positively impacted net revenue by $3 million.

        The decrease in operating income of $10 million, or 7.0%, in the quarter ended March 27, 2009, as compared to the same period in the prior year, was primarily due to the unfavorable impact of changes in foreign currency exchange rates of $24 million as well as decreased volume in the water and thermal business offset by margin improvements in the valves business. Margins were negatively impacted by restructuring and divestiture charges of $8 million. There were no restructuring and divestiture charges during the second quarter of 2008.

  Fire Protection Services

        Net revenue, operating income and operating margin for Fire Protection Services were as follows ($ in millions):

	For the Quarters Ended
	March 27, 2009		March 28, 2008
Revenue from product sales	$415		$488
Service revenue	402		444

Net revenue	$817		$932

Goodwill and intangible asset impairments	$180		$—
Operating (loss) income	(122)		79
Operating margin	—	(1)	8.5%

    (1)
    Certain operating margins have not been presented as management believes such calculations are not meaningful.

        Net revenue for Fire Protection Services decreased $115 million, or 12.3%, during the quarter ended March 27, 2009 compared to the quarter ended March 28, 2008. This decrease was primarily due to the impact of unfavorable changes in foreign currency exchange rates of $95 million as well as a decline in volume resulting from lower systems installation and upgrade activity in the U.S. and Europe. Revenue from product sales includes sales and installation of fire protection and other systems. Service revenue consists of inspection, maintenance, service and monitoring of fire detection and suppression systems. Geographically, revenue in our international fire businesses decreased by $89 million largely due to the impact of unfavorable changes in foreign currency exchange rates discussed above. Additionally, revenue in our North America SimplexGrinnell business decreased by $26 million primarily due to a decline in systems installation and upgrade activity.

        Operating income decreased $201 million in the quarter ended March 27, 2009 as compared to the same period in the prior year. The Company recorded a goodwill impairment charge of $180 million related to its EMEA Fire reporting unit based on the factors discussed above. The decrease was also driven by restructuring charges of $11 million in the quarter ended March 27, 2009, as compared to restructuring charges, net of $2 million in the prior year. In addition, margins were negatively affected by the sales volume decline discussed above.

  Electrical and Metal Products

        Net revenue, operating income and operating margin for Electrical and Metal Products were as follows ($ in millions):

	For the Quarters Ended
	March 27, 2009		March 28, 2008
Revenue from product sales	$329		$541
Service revenue	1		1

Net revenue	$330		$542

Goodwill and intangible asset impairments	$935		$—
Operating (loss) income	(962)		72
Operating margin	—	(1)	13.3%

    (1)
    Certain operating margins have not been presented as management believes such calculations are not meaningful.

        Net revenue for Electrical and Metal Products decreased $212 million, or 39.1%, in the quarter ended March 27, 2009 compared to the quarter ended March 28, 2008. The decrease in revenue was primarily due to lower volume of both steel and armored cable products largely resulting from a decline in the commercial market in North America. Revenue also decreased due to lower selling prices for armored cable products partially offset by increased selling prices for steel products. Changes in foreign currency exchange rates had an unfavorable impact of $16 million.

        Operating income decreased $1.0 billion in the quarter ended March 27, 2009 as compared to the same period in the prior year. The Company recorded a goodwill impairment charge of $935 million primarily related to a decrease in sales volume. There was no goodwill impairment recorded during the second quarter of 2008. The decrease in operating income also related to volume declines on both steel and armored cable products as well as lower spreads for both steel and armored cable products. The spreads for steel products declined primarily due to increased raw material costs while copper spreads decreased due to lower selling prices. The second quarter of 2009 included restructuring and divestiture charges of $1 million. The same period in the prior year included restructuring and asset impairment charges of $3 million.

  Safety Products

        Net revenue, operating income and operating margin for Safety Products were as follows ($ in millions):

	For the Quarters Ended
	March 27, 2009		March 28, 2008
Revenue from product sales	$378		$464
Service revenue	4		5

Net revenue	$382		$469

Goodwill and intangible asset impairments	$955		$—
Operating (loss) income	(943)		54
Operating margin	—	(1)	11.5%

    (1)
    Certain operating margins have not been presented as management believes such calculations are not meaningful.

        Net revenue for Safety Products decreased $87 million, or 18.6%, during the quarter ended March 27, 2009 as compared to the quarter ended March 28, 2008. This decrease is primarily related to the unfavorable impact of changes in foreign currency exchange rates of $41 million. The remaining decrease is primarily related to our fire suppression business, electronic security and life safety businesses. The decrease in our fire suppression business was primarily due to reduced spending in the commercial construction market. The decrease in the electronic security business was primarily due to the slow down in the retail sector, as retail capital projects and new store openings were canceled or delayed. The life safety business decrease was primarily due to reduced municipal spending.

        Operating income decreased $997 million during the quarter ended March 27, 2009 compared to the same period in the prior year. Goodwill and intangible impairment charges of $955 million were recorded during the second quarter of 2009 as a result of the continued slowdown in the commercial and retail markets. The decline is also attributable to decreased sales volume as discussed above. Operating income also decreased by $6 million due to unfavorable changes in foreign currency exchange rates. Operating margins were negatively impacted by restructuring, restructuring related and asset impairment charges of $29 million for the quarter ended March 27, 2009. The same period in the prior year included restructuring and asset impairment charges of $26 million. Operating margins were also negatively impacted by a charge of $8 million relating to the amount of depreciation and amortization expense that would have been recorded had a business previously classified as held for sale been continuously classified as held and used (see Note 2).

  Corporate and Other

        Corporate expense in the quarter ended March 27, 2009 was $77 million higher compared to the same period in the prior year. Reduced corporate spending in the quarter ended March 27, 2009 was more than offset by a charge of $101 million to establish a reserve related to unresolved legacy securities matters (see Note 10). During the second quarter, we agreed to settle two legacy securities matters for $17 million, which was partially offset by a $16 million benefit related to a settlement reached with a former executive. Additionally, corporate expenses for the quarter included $6 million of restructuring and divestiture charges. Corporate expense for the quarter ended March 28, 2008 included net charges of $17 million comprised of a $20 million charge for a legacy legal settlement and $2 million of restructuring charges partially offset by a credit of $5 million for separation costs.

  Interest Income and Expense

        Interest income was $11 million and $25 million during the quarters ended March 27, 2009 and March 28, 2008, respectively. The decrease in interest income is primarily related to interest earned on the class action escrow settlement account in the prior year.

        Interest expense was $78 million in the quarter ended March 27, 2009 compared to $115 million in the quarter ended March 28, 2008. The decrease in interest expense is primarily related to interest on the class action liability in the prior year offset by increased interest payments on outstanding debt.

  Other Income, Net

        Other income, net was $7 million in the quarter ended March 27, 2009. This amount primarily relates to gains on derivative contracts used to economically hedge the foreign currency risk related to the Swiss Franc denominated dividends. There was no other income, net during the quarter ended March 28, 2008.

  Effective Income Tax Rate

        The effective tax rate for the second quarter of 2009 is not meaningful primarily as a result of the loss driven by goodwill impairment charges of $2.6 billion for which almost no tax benefit is available. Our effective income tax rate was 22.4% during the quarter ended March 28, 2008.

Six Months Ended March 27, 2009 Compared to Six Months Ended March 28, 2008

  ADT Worldwide

        Net revenue, operating income and operating margin for ADT Worldwide were as follows ($ in millions):

	For the Six Months Ended
	March 27, 2009		March 28, 2008
Revenue from product sales	$1,148		$1,302
Service revenue	2,338		2,521

Net revenue	$3,486		$3,823

Goodwill and intangible asset impairments	$635		$—
Operating (loss) income	(226)		466
Operating margin	—	(1)	12.2%

    (1)
    Certain operating margins have not been presented as management believes such calculations are not meaningful.

        Net revenue by geographic area for ADT Worldwide was as follows ($ in millions):

	For the Six Months Ended
	March 27, 2009	March 28, 2008
North America	$2,092	$2,071
Europe, Middle East and Africa ("EMEA")	909	1,184
Rest of World	485	568

	$3,486	$3,823

        Net revenue for ADT Worldwide decreased $337 million, or 8.8%, during the six months ended March 27, 2009, as compared to the six months ended March 28, 2008. Revenue from product sales decreased 11.8% and service revenue decreased 7.3%. This decrease was primarily driven by the unfavorable impact of changes in foreign currency exchange rates of $361 million. Revenue was positively affected by $112 million for the net impact of acquisitions. Revenue from product sales includes sales and installation of electronic security and other systems. Service revenue is comprised of electronic security services and maintenance, including the monitoring of burglar alarms, fire alarms and other life safety systems as well as services related to retailer anti-theft systems. Approximately 54% of ADT's total net revenue is contractual and is considered recurring revenue. Recurring revenue declined 5.6% during the six months ended March 27, 2009 while systems installation and service revenue declined 12.1%. Geographically, revenue in North America grew $21 million, or 1.0%, resulting largely from growth in recurring revenue from its residential business as well as acquisition activity, which was partially offset by reduced spending primarily in the commercial markets including the retailer end market. Revenue in EMEA decreased $275 million, or 23.2%, largely as a result of foreign currency exchange rates, which had an unfavorable impact of $196 million. The remaining decrease in EMEA was primarily a result of a decline in systems installation and service revenue due to a slowdown in the commercial markets, including the retailer end market. Revenue declined $83 million, or 14.6%, in the Rest of World geographies, which was due to the unfavorable impact of changes in foreign currency exchange rates of $134 million.

        Attrition rates for customers in our ADT Worldwide business increased to an average of 13.6% on a trailing 12-month basis as of March 27, 2009, as compared to 12.9% as of September 26, 2008 and 12.2% as of March 28, 2008. The increased attrition was primarily due to adverse market conditions in the U.S. and United Kingdom commercial businesses.

        Operating income decreased $692 million, in the six months ended March 27, 2009 from the same period in the prior year. Based on the deterioration within the commercial markets including the retailer end market discussed above, the Company recorded a goodwill impairment charge of $613 million related to its ADT EMEA reporting unit and intangible asset impairment charge of $22 million related to certain franchise rights within North America. The decrease is also related to the unfavorable impact of changes in foreign currency exchange rates of $28 million as well as lower sales volume and increased bad debt charges primarily resulting from weakness in the retail and commercial markets and adverse global economic conditions. Margins were also negatively impacted by restructuring charges, net of $44 million. The same period in the prior year included restructuring and asset impairment charges of $16 million as well as expenses of $51 million primarily to convert customers from analog to digital signal transmissions in North America. There were no charges related to converting customers to digital signal during fiscal 2009.

  Flow Control

        Net revenue, operating income and operating margin for Flow Control were as follows ($ in millions):

	For the Six Months Ended
	March 27, 2009	March 28, 2008
Revenue from product sales	$1,760	$2,010
Service revenue	126	88

Net revenue	$1,886	$2,098

Operating income	$270	$314
Operating margin	14.3%	15.0%

        Net revenue for Flow Control decreased $212 million, or 10.1%, in the six months ended March 27, 2009 compared to the quarter ended March 28, 2008. The decrease in net revenue was largely driven by the unfavorable impact of changes in foreign currency exchange rates of $273 million and, to a lesser extent, reduced project activity in the water business in Australia and EMEA. The decrease in revenue was partially offset by an increase in the valves business as a result of increased project activity in the energy end market across all regions as well as growth in the thermal business primarily in North America. The net impact of acquisitions positively affected revenue by $8 million.

        The decrease in operating income of $44 million, or 14.0%, in the six months ended March 27, 2009, as compared to the same period in the prior year, was primarily due to the unfavorable impact of changes in foreign currency exchange rates of $46 million as well as decreased sales volume in the water business. Margins were negatively impacted by restructuring and divestiture charges of $10 million compared to $2 million in the same period of the prior year.

  Fire Protection Services

        Net revenue, operating income and operating margin for Fire Protection Services were as follows ($ in millions):

	For the Six Months Ended
	March 27, 2009		March 28, 2008
Revenue from product sales	$852		$958
Service revenue	816		874

Net revenue	$1,668		$1,832

Goodwill and intangible asset impairments	$180		$—
Operating (loss) income	(64)		155
Operating margin	—	(1)	8.5%

    (1)
    Certain operating margins have not been presented as management believes such calculations are not meaningful.

        Net revenue for Fire Protection Services decreased $164 million, or 9.0%, during the six months ended March 27, 2009 compared to the six months ended March 28, 2008. This decrease was primarily the result of the impact of unfavorable charges of foreign currency exchange rates of $177 million. Additionally, revenue declined due to the continued weakness in the commercial market and current global economic environment. Revenue from product sales includes sales and installation of fire protection and other systems. Service revenue consists of inspection, maintenance, service and monitoring of fire detection and suppression systems. Geographically, revenue in our international fire business decreased $148 million primarily as a result of the impact of unfavorable changes in foreign currency exchange rates as discussed above, partially offset by an increase in service work. Additionally, revenue in our North America SimplexGrinnell business decreased by $17 million, primarily due to a decrease in sprinkler contracting.

        Operating income decreased $219 million, or 141.3%, in the six months ended March 27, 2009 as compared to the six months ended in the prior year. The Company recorded a goodwill impairment charge of $180 million related to its EMEA reporting unit based on the deterioration within the commercial markets discussed above. There was no goodwill impairment recorded during the six months ended March 28, 2008. The decrease in operating income was also driven by an increase in selling, general and administrative expenses, primarily related to legal costs. Margins were also negatively impacted by restructuring charges of $11 million compared to $3 million for the same period in the prior year. Additionally, operating income was affected by the decline in sales volume as well as increased bad debt charges, both as a result of the weakness experienced in the commercial markets and current global economic environment. Margins were further negatively impact by the unfavorable impact of changes in foreign currency exchange rates of $4 million.

  Electrical and Metal Products

        Net revenue, operating income and operating margin for Electrical and Metal Products were as follows ($ in millions):

	For the Six Months Ended
	March 27, 2009		March 28, 2008
Revenue from product sales	$744		$1,027
Service revenue	2		2

Net revenue	$746		$1,029

Goodwill and intangible asset impairments	$935		$—
Operating (loss) income	(935)		113
Operating margin	—	(1)	11.0%

    (1)
    Certain operating margins have not been presented as management believes such calculations are not meaningful.

        Net revenue for Electrical and Metal Products decreased $283 million, or 27.5%, in the six months ended March 27, 2009 compared to the quarter ended March 28, 2008. The decrease in revenue was primarily due to lower volume of both steel and armored cable products largely resulting from a decline in the commercial market in North America. Revenue also decreased due to lower selling prices for armored cable products partially offset by increased selling prices for steel products. Changes in foreign currency exchange rates had an unfavorable impact of $32 million.

        Operating income decreased $1.0 billion in the six months ended March 27, 2009 as compared to the same period in the prior year. Based on the sales volume decrease as well as the significant decline in the price of steel, the Company recorded a goodwill impairment charge of $935 million. There was no goodwill impairment recorded during the six months ended March 28, 2008. Changes in foreign currency exchange rates had a favorable impact of $101 million. The decrease in operating income also related to volume declines on both steel and armored cable products as well as lower spreads for steel products, partially offset by higher spreads for armored cable products. Spreads for steel products continued to decline as a direct result of higher raw material costs. In addition, results for the six months ended March 27, 2009 included restructuring and divestiture charges of $3 million. The same period in the prior year included restructuring and asset impairment charges of $7 million.

Safety Products

        Net revenue, operating income and operating margin for Safety Products were as follows ($ in millions):

	For the Six Months Ended
	March 27, 2009		March 28, 2008
Revenue from product sales	$782		$907
Service revenue	8		9

Net revenue	$790		$916

Goodwill and intangible asset impairments	$955		$—
Operating (loss) income	(869)		140
Operating margin	—	(1)	15.3%

    (1)
    Certain operating margins have not been presented as management believes such calculations are not meaningful.

        Net revenue for Safety Products decreased $126 million, or 13.8%, during the six months ended March 27, 2009 as compared to the six months ended March 28, 2008. This decrease is primarily related to the unfavorable impact of changes in foreign currency exchange rates of $74 million. The remaining decrease primarily related to our fire suppression business, electronic security and life safety businesses. The decrease in our fire suppression business was primarily due to reduced spending in the commercial construction market. The decrease in the electronic security business was primarily due to the slow down in the retail sector, partially offset by a slight increase in our intrusion business as a result of new product introductions. The decrease in the life safety business was primarily due to reduced municipal spending.

        Operating income decreased $1.0 billion during the six months ended March 27, 2009 compared to the same period in the prior year. The decline is primarily attributable to goodwill and intangible impairment charges of $955 million recorded during the six months ended March 27, 2009 as a result of the continued slowdown in the commercial and retail markets. As discussed above, decreased sales volume, specifically within the fire suppression, electronic security and life safety businesses, also negatively impacted operating income. Operating income also decreased by $12 million due to unfavorable changes in foreign currency exchange rates. Margins were negatively impacted by restructuring, restructuring related and asset impairment charges of $30 million during the six months ended March 27, 2009. The same period in the prior year included $27 million of restructuring and asset impairment charges. Operating margins were also negatively impacted by a charge of $8 million relating to the amount of depreciation and amortization expense that would have been recorded had a business that was previously classified as held for sale been continuously classified as held and used (see Note 2).

  Corporate and Other

        Corporate expense in the six months ended March 27, 2009 was $64 million higher compared to the same period in the prior year. Corporate expense for the six months ended March 27, 2009 included a charge of $101 million to establish a reserve related to unresolved legacy securities matters (see Note 10). During the six months ended March 27, 2009, we agreed to settle legacy securities matters totaling $25 million, which was partially offset by a $16 million benefit related to a settlement reached with a former executive. Additionally, corporate expenses for the six months included $8 million of restructuring and divestiture charges. Corporate expense for the six months ended March 28, 2008 included net charges of $27 million, comprised of a $20 million charge for a legacy legal settlement, $2 million of restructuring charges and $5 million for separation costs.

  Interest Income and Expense

        Interest income was $23 million and $83 million during the six months ended March 27, 2009 and March 28, 2008, respectively. The decrease in interest income is primarily related to interest earned on the class action escrow settlement account in the prior year.

        Interest expense was $151 million in the six months ended March 27, 2009 compared to $232 million for the six months ended March 28, 2008. The decrease in interest expense is primarily related to interest on the class action liability in the prior year.

  Other Income, Net

        Other income, net was $11 million for the six months ended March 27, 2009 compared to $52 million during the six months ended March 28, 2008. This amount primarily relates to gains on derivative contracts used to economically hedge the foreign currency risk related to the Swiss Franc denominated dividends. Other income, net during the six months ended March 28, 2008, includes $40 million recorded in connection with the adoption of FIN No. 48 with a corresponding increase to the receivable from Covidien and Tyco Electronics under the Tax Sharing Agreement. In addition, $10 million for other activity was recorded in the first six months of 2008 in accordance with the Tax Sharing Agreement in other income, net.

  Effective Income Tax Rate

        The effective tax rate for the six months ended March 27, 2009 is not meaningful primarily as a result of the loss driven by goodwill impairment charges of $2.6 billion, for which almost no tax benefit is available. Our effective income tax rate was 24.3% for the six months ended March 28, 2008.

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

        Under the Tax Sharing Agreement, the Company shares responsibility for certain of Tyco's, Covidien's and Tyco Electronics' income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and Tyco Electronics share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and Tyco Electronics' U.S. and certain non-U.S. income tax returns. All costs and expenses associated with the management of these shared tax liabilities are shared equally among the parties. At March 27, 2009 and September 26, 2008, Tyco has recorded a net receivable from Covidien and Tyco Electronics of $123 million and $126 million, respectively, of which $122 million and $113 million, respectively, are included in other noncurrent assets and $1 million and $13 million, respectively, are included in prepaid expenses and other current assets as the Company's estimate of its Tax Sharing obligations. Other liabilities include $554 million at both March 27, 2009 and September 26, 2008 for the fair value of Tyco's obligations under the Tax Sharing Agreement, determined in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Tyco assesses the shared tax liabilities and related FIN 45 liability at each reporting period. The receivable and liability were initially recognized with an offset to shareholders' equity in 2007. In the first quarter of 2008, in connection with the adoption of FIN 48 "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," and the related increase in uncertain tax positions for shared tax liabilities under the Tax Sharing Agreement, Tyco increased its receivable from Covidien and Tyco Electronics under the Tax Sharing Agreement with a corresponding increase to other income, net by $40 million ($0.08 for both basic and diluted earnings per share). In addition, during the quarter ended March 27, 2009, $1 million of income for other activity was recorded in accordance with the Tax Sharing Agreement. During the quarter ended March 28, 2008 there was no income for other activity recorded. During the six months ended March 27, 2009 and March 28, 2008, $5 million and $10 million, respectively, of income for other activity was recorded in accordance with the Tax Sharing Agreement.

        Tyco will provide payment under the Tax Sharing Agreement as the shared income tax liabilities are settled. Settlement is expected to occur as the audit process by local taxing authorities is completed for the impacted years. Given the nature of the shared liabilities, the maximum amount of potential future payments is not determinable.

        In the event the Separation is determined to be taxable and such determination was the result of actions taken after the Separation by Tyco, Covidien or Tyco Electronics, the party responsible for such failure would be responsible for all taxes imposed on each company as a result thereof. If such determination is not the result of actions taken by any of the three companies after the Separation, then Tyco, Covidien and Tyco Electronics would be responsible for 27%, 42% and 31%, respectively, of any taxes imposed on any of the companies as a result of such determination. Such tax amounts could be significant. The Company is responsible for all of its own taxes that are not shared pursuant to the Tax Sharing Agreement's sharing formula. In addition, Covidien and Tyco Electronics are responsible for their tax liabilities that are not subject to the Tax Sharing Agreement's sharing formula.

        If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party's fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, the Company could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, the Company may be obligated to pay amounts in excess of its agreed-upon share of Tyco's, Covidien's and Tyco Electronics' tax liabilities. See Note 17 to the Consolidated Financial Statements for further discussion of guarantees and indemnifications extended between Tyco, Covidien and Tyco Electronics.

  Other Income Tax Matters

        The Company and its subsidiaries' income tax returns periodically are examined by various tax authorities. In connection with these examinations, tax authorities, including the Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. The Company is reviewing and contesting certain of the proposed tax adjustments. Management has assessed the issues related to these adjustments for recognition and measurement under FIN 48 and has recorded unrecognized tax benefits in accordance with FIN 48. The ultimate resolution of these matters is uncertain and could result in a material impact to the Company's financial position, results of operations, cash flows or the effective tax rate in future reporting periods.

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

        During the third quarter of 2007, the IRS concluded its field examination of certain of the Company's U.S. federal income tax returns for the years 1997 though 2000 and issued Revenue Agents' Reports ("RARs") that reflect the IRS' determination of proposed tax adjustments for the periods under audit. The RAR's propose tax audit adjustments to certain of the Company's previously filed tax return positions. The Company agreed with the IRS on adjustments totaling $498 million, with an estimated cash impact to the Company of $458 million, and during the third quarter of 2007, the Company paid $458 million, of which $163 million related to the Company's discontinued operations.

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

        The IRS proposed civil fraud penalties against a subsidiary that was distributed to Tyco Electronics in connection with the Separation. The penalties allegedly arise from actions of former executives taken in connection with intercompany transfers of stock of Simplex Technologies in 1998 and 1999. Based on statutory guidelines, we estimate the proposed penalties could range between $30 million and $50 million. The Company, as Audit Managing Party as specified in the Tax Sharing Agreement, will vigorously oppose the assertion of any such penalties against Tyco Electronics, in part, because beginning in 2003 the Company discovered, investigated and reported the conduct at issue to the IRS and fully cooperated in the criminal prosecution of the Company's former Chief Tax Officer on a charge of willful filing of a false tax return. This is a pre-Separation shared tax matter under the Tax Sharing Agreement.

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

Held for Sale and Reflected as Continuing Operations

        During the third quarter of 2008, the Company approved a plan to sell a business in its Safety Products segment. This business had been classified as held for sale in the Company's historical Consolidated Balance Sheet in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". During the second quarter of 2009, due to a change in strategy by management, the Company decided not to sell the business. As a result, the business no longer satisfied the requirements to be classified as held for sale in the Company's Consolidated Balance Sheet at March 27, 2009. Accordingly, the Consolidated Balance Sheet at September 26, 2008 was recast to reclassify the business from held for sale to held and used. The Company measured the business at the lower of its (i) carrying amount before it was classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the business been continuously classified as held and used, or (ii) fair value at the date the decision not to sell was made. The Company recorded a charge of $8 million in the second quarter of 2009 relating to the amount of depreciation and amortization expense that would have been recorded had the asset been continuously classified as held and used.

Discontinued Operations

        As previously reported in Tyco's periodic filings, in July 2008, the Company substantially completed the sale of its Infrastructure Services business, which met the criteria to be presented as discontinued operations. In order to complete the sale of Earth Tech Brasil Ltda. ("ET Brasil") and Earth Tech UK businesses and certain assets in China, the Company is required to obtain consents and approvals to transfer the legal ownership of the businesses and assets. On January 22, 2009 the Company received the necessary consents and approvals to transfer the legal ownership of its ET Brasil business to Corioca Christiani-Nielsen Engenharia S.A. and received cash proceeds of approximately $13 million. On February 27, 2009 the Company received the necessary consents to transfer certain of the China assets and received cash proceeds of $18 million. At March 27, 2009, the necessary consents and approvals for Earth Tech UK and the remaining assets in China had not been obtained by the Company. The Company expects to obtain the necessary consents and approvals during fiscal year 2009. At March 27, 2009, the Company has assessed and determined that the carrying value of the remaining assets are recoverable based on current fair value, less cost to sell. The Company will continue to assess recoverability until the remaining assets are sold.

        During February 2008, the Company executed a definitive agreement to sell Ancon Building Products ("Ancon"), a manufacturer of stainless steel products used in masonry construction. Ancon was part of the Company's Corporate and Other segment. The sale was completed in April 2008 for $164 million in net cash proceeds and a pre-tax gain of $100 million was recorded, which was largely exempt from tax. During the fourth quarter of 2008, the Company received an additional $6 million of proceeds related to the sale of Ancon. The gain was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations.

        During February 2008, the Company sold Nippon Dry-Chemical Co., Ltd. ("NDC"), one of the leading companies in the Japanese fire protection industry. The sale was completed for $50 million in net cash proceeds and a pre-tax gain of $7 million was recorded. The gain was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations.

        In January 2008, the Company sold a European manufacturer of public address products and acoustic systems, which was part of the Company's Fire Protection Services, segment and recorded an $8 million pre-tax loss on sale. The loss was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations.

        During fiscal year 2007, Tyco completed the spin-offs of its Healthcare and Electronics businesses (the "Separation"). The Company has used available information to develop its best estimates for certain assets and liabilities related to the Separation. In limited instances, final determination of the balances will be made in subsequent periods. During the three months and six months ended March 28, 2008, $3 million and $18 million, respectively, was recorded as a reduction to shareholders' equity, primarily related to adjustments to certain pre-Separation tax liabilities. During the quarter and six months ended March 27, 2009, $0 million and $4 million, respectively, of other items was recorded as an increase to shareholders' equity. Adjustments in the future for the impact of filing final income tax returns in certain jurisdictions where those returns include a combination of Tyco, Covidien and/or Tyco Electronics legal entities and for certain amended income tax returns for the periods prior to the

Separation may be recorded to either shareholders' equity or the statement of income depending on the specific item giving rise to the adjustment.

Acquisitions

        During the quarter and six months ended March 27, 2009, cash paid for acquisitions included in continuing operations totaled $3 million and $49 million, respectively, which primarily related to the acquisition of Vue Technology, Inc., a provider of radio frequency identification (RFID) technology, for $43 million by the Company's Safety Products segment.

        During the quarter and six months ended March 28, 2008, cash paid for acquisitions included in continuing operations totaled $5 million and $27 million, respectively, and were primarily within the Company's Safety Products and Flow Control segments.

Critical Accounting Policies and Estimates

        The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that our accounting policies for depreciation and amortization methods of security monitoring-related assets, revenue recognition, loss contingencies, income taxes, goodwill and indefinite-lived intangible assets (see Note 7), long-lived assets and pension and postretirement benefits are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the six months ended March 27, 2009, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 2008 (the "2008 Form 10-K"). See Note 9 for the adoption of Statement of Financial Accounting Standards ("SFAS") No. 161 and SFAS No. 157 and Note 11 for the adoption of the measurement provision of SFAS No. 158.

Change of Domicile

        Effective March 17, 2009, the Company discontinued its existence as a Bermuda corporation as provided in Section 132G of The Companies Act 1981 of Bermuda and, in accordance with article 161 of the Swiss Federal Code on International Private Law, continued its existence as a Swiss corporation under articles 620 et seq. of the Swiss Federal Code on Obligations (the "Change of Domicile"). The rights of holders of the Company's common shares are now governed by Swiss law, the Company's Swiss articles of association and its Swiss organizational regulations. The articles of association and organizational regulations were included as exhibits to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2009. We believe the Change of Domicile will produce important economic and operational benefits for Tyco and will help ensure our continued competitiveness in global markets by, among other things, allowing us to take advantage of Switzerland's well-established and long-standing network of commercial and tax treaties and improving our ability to maintain a competitive worldwide effective corporate tax rate. We do not expect that the Change of Domicile will have a material impact on how we conduct our day-to-day operations or on the Company's financial position, results of operations or cash flows.

Liquidity and Capital Resources

        On January 9, 2009, TIFSA issued $750 million aggregate principle amount of 8.5% notes due on January 15, 2019, which are fully and unconditionally guaranteed by the Company (the "2019 Notes"). Additionally, the holders of the 2019 Notes have the right to require TIFSA to repurchase all or a portion of the 2019 Notes on July 15, 2014 at a purchase price equal to 100% of the principal amount of the notes tendered, plus accrued and unpaid interest. Otherwise, the notes mature on January 15, 2019. TIFSA received net proceeds of approximately $745 million after underwriting discounts and offering expenses. The net proceeds may be used for general corporate purposes, which may include repayment of indebtedness, acquisitions, additions to working capital, repurchase of common shares, capital expenditures and investments in the Company's subsidiaries.

        In January 2009, TIFSA made a payment of $215 million to extinguish all of its 6.125% notes due 2009. Additionally, in November 2008, TIFSA made a payment of $300 million to extinguish all of its 6.125% notes due 2008.

        On September 15, 2008, Lehman Brothers Holdings Inc. ("Lehman") filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. Lehman was one of the lenders in our $1.25 billion revolving credit facility with a commitment of $60 million. Our $500 million credit facility maturing on June 24, 2011 did not have a commitment from Lehman.

        On December 26, 2008, Lehman relinquished all of its rights and obligations as a lender under the $1.25 billion credit facility. At that time, Lehman assigned all of its commitment under the facility to TIFSA. As a result, the aggregate available commitment under the facility was reduced by the assigned amount. As of March 27, 2009, the aggregate available commitment under our senior revolving credit facilities was $1.69 billion, $200 million of which was dedicated to backstop all of our commercial paper outstanding as of such date. The Company continually monitors developments regarding the availability of funds under its revolving credit facilities. Although there is some risk that financial institutions will fail to perform their contractual obligations, particularly in times of credit market distress, we believe that the lenders under our revolving credit facilities are capable of meeting any borrowing requests we may make for the foreseeable future.

        As of March 27, 2009, we had $200 million of commercial paper outstanding and we continue to experience increased availability within the commercial paper markets. Our multi-year revolving credit facilities serve as a backstop to our commercial paper program. It is our intention to fund future maturities of commercial paper through new commercial paper issuances or borrowings from our credit facilities.

        On January 29, 2009, we repaid the entire outstanding balance of $686 million on our revolving credit facilities. As of March 27, 2009, there were no amounts drawn under our revolving credit facilities. Approximately $1.69 billion remained available to us at March 27, 2009 net of $200 million of which was dedicated to backstop all of our commercial paper outstanding as of such date.

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

        As a result of declines experienced in the global financial markets, our pension funds have and may continue to experience a negative return which will result in an increase in pension costs in fiscal year 2010. We will continue to monitor market conditions and assess the impact, if any, on our financial position, results of operations or cash flows. Approximately 100% of our U.S. and more than 95% of our non-U.S. funded pension plans are invested in marketable investments, including publicly-traded equity and fixed income securities. While our pension funds have experienced declines in value, we currently do not believe we will be required to make unplanned mandatory cash contributions in fiscal 2009 in accordance with applicable legal requirements such as the Pension Protection Act in the U.S. and other local statutory law.

        The sources of our cash flow from operating activities and the use of a portion of that cash in our operations were as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
Cash flows from operating activities:
Operating (loss) income	$(2,554)	$442	$(2,141)	$935
Goodwill and intangible asset impairments	2,705	—	2,705	—
Depreciation and amortization(1)	284	290	559	566
Non-cash compensation expense	23	22	52	57
Deferred income taxes	(165)	(49)	(182)	(105)
Provision for losses on accounts receivable and inventory	35	31	69	61
Other, net	24	29	46	93
Class action settlement liability	—	(3,020)	—	(3,020)
Net change in working capital	381	(43)	(174)	(854)
Interest income	11	25	23	83
Interest expense	(78)	(115)	(151)	(232)
Income tax expense	60	(79)	(24)	(204)

Net cash provided by (used in) operating activities	$726	$(2,467)	$782	$(2,620)

Other cash flow items:
Capital expenditures, net(2)	$(170)	$(176)	$(327)	$(345)
Decrease in the sale of accounts receivable	7	5	10	10
Accounts purchased from ADT dealer program	(114)	(97)	(231)	(187)
Purchase accounting and holdback liabilities	(1)	(1)	(1)	(2)
Voluntary pension contributions	6	1	6	1

(1)
The quarters ended March 27, 2009 and March 28, 2008 included depreciation expense of $155 million and $152 million, respectively, and amortization of intangible assets of $129 million and $138 million, respectively. The six months ended March 27, 2009 and March 28, 2008 included depreciation expense of $303 million and $303 million, respectively, and amortization of intangible assets of $256 million and $263 million, respectively.

(2)
Included net proceeds received for the sale/disposition of property, plant and equipment of $2 million and $3 million for the quarters ended March 27, 2009 and March 28, 2008, respectively, as well as $4 million and $10 million for the six months ended March 27, 2009 and March 28, 2008, respectively.

        The net change in working capital increased operating cash flow by $381 million in the quarter ended March 27, 2009. The significant changes in working capital included a $490 million increase in accrued and other current liabilities, a $172 million decrease in inventory, a $149 million decrease in accounts receivable, offset by a $300 million increase in prepaid expenses and other current assets, as well as a $201 million decrease in accounts payable.

        The net change in working capital decreased operating cash flow by $174 million in the six months ended March 27, 2009. The components of this change are set forth in detail in the Consolidated Statements of Cash Flows. The significant changes in working capital included a $376 million decrease in accounts payable, a $287 million increase in prepaid expenses and other current assets, offset by a $190 million increase in accrued and other current liabilities as well as a $162 million decrease in accounts receivable.

        During the six months ended March 27, 2009, we purchased approximately 222,000 customer contracts for electronic security services through the ADT dealer program for cash of $231 million.

        During the six months ended March 27, 2009, we completed the sale of some of our remaining Infrastructure Services businesses for $30 million in net cash proceeds. The majority of these businesses were sold in fiscal 2008.

        We continue to fund capital expenditures to grow our business, improve the cost structure of our businesses, to invest in new processes and technology, and to maintain high quality production standards. The level of capital expenditures in fiscal year 2009 is expected to exceed the spending levels in fiscal year 2008 and is also expected to exceed depreciation.

        During the quarter and six months ended March 27, 2009, we paid approximately $37 million and $57 million, respectively, in cash related to restructuring activities. We have identified additional opportunities for cost savings through restructuring activities in fiscal 2009 and expect to incur restructuring and restructuring related charges of approximately $200 million. See Note 3 to our Consolidated Financial Statements for further information regarding our restructuring activities.

        Income taxes paid, net of refunds, related to continuing operations was $103 million and $176 million during the quarter and six months ended March 27, 2009 and $113 million and $275 million during the quarter and six months ended March 28, 2008.

        As previously discussed, effective June 29, 2007, we completed the Separation. During the quarter and six months ended March 28, 2008, we paid $18 million and $64 million, respectively, in Separation costs. All of these cash payments in the quarter ended March 28, 2008 were included in cash flows from operations and $36 million of the cash payments made during the six months ended March 28, 2008 were included in cash flows from discontinued operating activities.

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

Capitalization

        Shareholders' equity was $11.9 billion, or $25.12 per share, at March 27, 2009, compared to $15.5 billion, or $32.76 per share, at September 26, 2008. Shareholders' equity decreased primarily due to a net loss of $2.3 billion, unfavorable changes in foreign currency exchange rates of $951 million and dividends declared of $472 million.

        Total debt was $4.2 billion at March 27, 2009, as compared to $4.3 billion at September 26, 2008. Total debt as a percentage of total capitalization (total debt and shareholders' equity) was 26% and 22% at March 27, 2009 and September 26, 2008, respectively.

        Our cash balance decreased to $1.4 billion at March 27, 2009, as compared to $1.5 billion at September 26, 2008. The decrease in cash was primarily due to capital expenditures, accounts purchased from the ADT dealer program, dividends paid and acquisition of businesses. This decrease was partially offset by cash generated by the operating segments.

        Dividend payments were $189 million in the first six months of 2009 and $148 million in the first six months of 2008. In March 2009, shareholders approved a dividend of CHF 0.93 per share, to be made in the form of a capital reduction and paid in quarterly payments through March 2010. As of March 12, 2009, the aggregate U.S. dollar equivalent of this dividend was approximately $377 million based on the exchange rate in effect on that date. The timing, declaration and payment of future dividends to holders of our common shares will depend upon many factors, including our financial condition and results of operations, the capital requirements of our businesses, industry practice and other relevant factors. Future dividends will be proposed by our Board of Directors and require shareholder approval.

        In May 2008, TIFSA commenced issuing commercial paper to U.S. institutional accredited investors and qualified institutional buyers. Borrowings under the commercial paper program are available for general corporate purposes. As of March 27, 2009, TIFSA had $200 million of commercial paper outstanding bearing interest at an average rate of 1.14%.

        On June 24, 2008, Tyco and TIFSA entered into a $500 million senior unsecured revolving credit agreement with Citibank, N.A., as administrative agent for the lenders party thereto. This credit agreement has a three-year term. Borrowings under this agreement have a variable interest rate based on LIBOR or an alternate base rate. The margin over LIBOR can vary based on changes in our credit rating and facility utilization. Together with the existing $1.25 billion five-year senior revolving credit agreement, dated as of April 25, 2007, our total committed revolving credit line was $1.75 billion. These amounts were subsequently reduced by $60 million related to Lehman's assignment of its commitments under the aforementioned $1.25 billion credit facility. These revolving credit facilities may be used for working capital, capital expenditures and general corporate purposes. As of March 27, 2009, there were no amounts drawn under these unsecured revolving credit facilities.

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

        The following table details our long-term and short-term debt ratings at March 27, 2009 and September 26, 2008:

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

Backlog

        At March 27, 2009 Tyco had a backlog of unfilled orders of $8.8 billion, compared to a backlog of $9.7 billion at September 26, 2008. Backlog by segment was as follows ($ in millions):

	March 27, 2009	September 26, 2008
ADT Worldwide	$5,729	$6,036
Flow Control	1,692	2,083
Fire Protection Services	1,211	1,314
Electrical and Metal Products	66	117
Safety Products	126	154

	$8,824	$9,704

        Backlog decreased by $880 million, or 9.1%, from $9.7 billion at September 26, 2008 to $8.8 billion at March 27, 2009. The decrease in backlog was primarily due to unfavorable changes in foreign currency exchange rates of $581 million. ADT Worldwide's backlog decreased by $307 million, or 5.1%, from $6.0 billion at September 26, 2008. The decrease was primarily due to unfavorable exchange rates of $325 million and decreased bookings of $76 million, which were partially offset by $94 million net increase in recurring revenue-in-force primarily the result of new customers. ADT Worldwide's total account base grew 1.4% during the six months ended March 27, 2009 to 7.3 million accounts. Recurring revenue-in-force represents 12 months' fees for monitoring and maintenance services under contract in the security business. Flow Control's backlog decreased by $391 million primarily due to decreased bookings of $239 million and unfavorable exchange rates of $152 million. Fire Protection Services backlog decreased by $102 million primarily due to unfavorable exchange rates of $90 million and decreased bookings of $12 million.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

        Certain of Tyco's International businesses utilize the sale of accounts receivable as short-term financing mechanisms. The aggregate amount outstanding under the Company's international accounts receivable programs was $53 million and $65 million at March 27, 2009 and September 26, 2008, respectively.

Guarantees

        Certain of the Company's business segments have guaranteed the performance of third-parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from the current fiscal year through the completion of such transactions. The guarantees would typically be triggered in the event of nonperformance, and we believe the performance under the guarantees, if required, would not have a material effect on the Company's financial position, results of operations or cash flows.

        There are certain guarantees or indemnifications extended among Tyco, Covidien and Tyco Electronics in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. At the time of the Separation, Tyco recorded a liability necessary to recognize the fair value of such guarantees and indemnifications in accordance with FIN No. 45. In the absence of observable transactions for identical or similar guarantees, the Company determined the fair value of these guarantees and indemnifications utilizing expected present value measurement techniques. Significant assumptions utilized to determine fair value included determining a range of potential outcomes, assigning a probability weighting to each potential outcome and estimating the anticipated timing of resolution. The probability weighted outcomes were discounted using the Company's incremental borrowing rate. The liability necessary to reflect the fair value of the guarantees and indemnifications under the Tax Sharing Agreement is $554 million, which is included in other liabilities on our Consolidated Balance Sheet at March 27, 2009 and September 26, 2008, respectively. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. See Note 5 to the Consolidated Financial Statements for further discussion of the Tax Sharing Agreement.

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

        In 2001, a division of Safety Products initiated a VRP associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain O-ring seal sprinkler heads which were originally manufactured by Central Sprinkler prior to Tyco's acquisition. Under this program, the sprinkler heads are being replaced free of charge to property owners. On May 1, 2007, the Consumer Product Safety Commission and the Company announced an August 31, 2007 deadline for filing claims to participate in the VRP. The Company will fulfill all valid claims for replacement of qualifying sprinklers received up to August 31, 2007. The ultimate cost to complete the program will be impacted by a number of factors such as changes in material and labor costs, and the actual number of sprinkler heads replaced. Settlements during the quarter and six months ended March 27, 2009 include cash expenditures of $9 million and $19 million, respectively, related to the VRP.

 Accounting Pronouncements

        Recently Adopted Accounting Pronouncements    In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's results of operations. The Company adopted the disclosure provisions of SFAS No. 161 as of December 27, 2008. See Note 9 to the Consolidated Financial Statements for additional information related to the adoption of SFAS No. 161.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2, "Effective Date of FASB Statement No 157" which permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. During the first quarter of 2009 the Company elected to defer the adoption of SFAS No. 157 for one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 became effective for Tyco in the first quarter of 2009 for financial assets and liabilities only. The adoption did not have a material impact on the Company's financial position, results of operations or cash flows. See Note 9 for additional information related to the adoption of SFAS No. 157. The Company is currently assessing the impact, if any, that the adoption of SFAS No. 157 for non-financial assets and liabilities will have on the results of its operations, financial position or cash flows.

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

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. The Company adopted the provisions of SFAS No. 162 as of November 15, 2008. The adoption did not have a material impact on the Company's financial position, results of operations or cash flows.

        Recently Issued Accounting Pronouncements    In June 2008 the FASB ratified FASB Staff Position ("FSP") No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" (FSP No. EITF 03-6-1), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, "Earnings per Share" (SFAS No. 128). FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. FSP No. EITF 03-6-1 is effective for Tyco starting with the first interim period of fiscal 2010, and shall be applied retrospectively to all prior periods. The Company is currently evaluating the effects, if any that FSP No. EITF 03-6-1 may have on earnings per share.

        In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets". FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets". FSP No. 142-3 is effective for Tyco in the first quarter of 2010. The Company is currently assessing what impact, if any, that FSP No. 142-3 will have on its financial position, results of operations or cash flows.

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

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51". SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest prior to the adoption of SFAS 160) as equity in the Consolidated Financial Statements. The amount of net income attributable to the noncontrolling interest should be included in consolidated net income on the face of the statement of income. SFAS No. 160 also amends certain of Accounting Research Bulletin No. 51's consolidation procedures in order to achieve consistency with the requirements of SFAS No. 141R. The statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This statement is effective for Tyco in the first quarter of fiscal 2010. The Company is currently assessing what impact if any, that SFAS No. 160 will have on its financial position, results of operations or cash flows.

        In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets". The FSP requires additional disclosures about plan assets related to an employer's defined benefit pension or other post retirement plans to enable investors to better understand how investment decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and the significant concentrations of risk within plan assets. The disclosure provisions of FSP FAS 132(R)-1 are effective for Tyco for fiscal 2010.

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

  •
  potential further impairment of our goodwill, intangibles and/or our long-lived assets;

  •
  the impact of fluctuations in the price of Tyco common shares;

  •
  risks associated with the change in our jurisdiction of incorporation from Bermuda to Switzerland, including the possibility of reduced flexibility with respect to certain aspects of capital management, increased or different regulatory burdens, and the possibility that we may not realize anticipated tax benefits;

  •
  changes in U.S. and non-U.S. government laws and regulations; and

  •
  the possible effects on us of pending and future legislation in the United States that may limit or eliminate potential U.S. tax benefits resulting from Tyco International's jurisdiction of incorporation or deny U.S. government contracts to us based upon Tyco International's jurisdiction of incorporation.

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

        We utilize established risk management policies and procedures in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading or speculative purposes. Derivative financial instruments related to non-functional currency cash flows are used with the goal of mitigating a significant portion of these exposures when it is cost effective to do so. Counterparties to derivative financial instruments are limited to financial institutions with at least an A-/A3 long-term debt rating.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 27, 2009, our disclosure controls and procedures were not effective because of a material weakness in our internal controls over financial reporting, relating to accounting for income taxes, which we view as an integral part of our disclosure controls and procedures as discussed in Part II, Item 9A. Controls and Procedures in Form 10-K to the Annual Report on Form 10-K for the year ended September 26, 2008.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        Except as discussed below, there have been no material developments in the Company's legal proceedings that have occurred during the quarter ended March 27, 2009. For a description of the Company's previously reported legal proceedings, refer to Part I, Item 3. Legal Proceedings, in the 2008 Form 10-K.

        In connection with the Separation, we entered into a liability sharing agreement regarding certain legal actions that were pending against Tyco prior to the Separation. Under the Separation and Distribution Agreement, we, Covidien and Tyco Electronics are jointly and severally liable for the full amount of any judgments resulting from the actions subject to the agreement, which generally relate to legacy matters that are not specific to the business operations of any of the companies (including ERISA, FCPA and securities claims). The Separation and Distribution Agreement also provides that we will be responsible for 27%, Covidien 42% and Tyco Electronics 31% of payments to resolve these matters, with costs and expenses associated with the management of these contingencies being shared equally among the parties. In addition, under the agreement, we will manage and control all the legal matters related to assumed contingent liabilities as described in the Separation and Distribution Agreement, including the defense or settlement thereof, subject to certain limitations. Additionally, at the time of the Separation, the Company, Covidien and Tyco Electronics agreed to allocate responsibility for certain legacy tax claims pursuant to the same formula under the Tax Sharing Agreement. See Note 5 to the Consolidated Financial Statements for additional information related to the Tax Sharing Agreement.

Class Action Settlement and Legacy Securities Matters

        As previously reported, in June 2007, the Company agreed to settle 32 purported securities class action lawsuits arising from actions alleged to have been taken by prior management for $2.975 billion, and the settlement became final in February 2008. Tyco is not subject to any further liability for the class action settlement. Of this amount, the Company contributed $803 million, representing its share under the Separation and Distribution Agreement, to an escrow account established in connection with the settlement. The settlement did not purport to resolve all legacy securities cases, and several remain outstanding and are discussed below. As described below, during the quarter ended March 27, 2009, the Company reassessed its reserves for legacy securities matters and has determined that its best estimate of probable loss for these matters is $375.0 million, which amount is subject to the sharing provisions of the Separation and Distribution Agreement. Although the Company has reserved its best estimate of probable loss related to unresolved legacy securities claims, their ultimate resolution could differ from this estimate, which could have a material adverse effect on the Company's financial position, results of operations or cash flows.

        Pursuant to the terms of the settlement, L. Dennis Kozlowski, Mark H. Swartz and Frank E. Walsh, Jr., are excluded from the settling defendants, and the class has assigned to Tyco all of their claims against defendants Kozlowski, Swartz and Walsh. In exchange, we have agreed to pay to the certified class, in addition to the $2.975 billion described above, 50% of any net recovery against these defendants.

Proceedings Not Covered by the Settlement

        As previously reported in our periodic filings, a number of lawsuits related to alleged misconduct of our former management have been filed against Tyco. Because the plaintiffs in these matters were not similarly situated to the members of the class settlement described above, these matters were not included in that settlement. The plaintiffs in these matters assert various claims based primarily on alleged violations of federal securities laws, fraud and negligence. These matters consist of Stumpf v. Tyco International Ltd., an action related to the initial public offering of TyCom in 2000, which is further described below, Jasin v. Tyco International Ltd., et al., an action brought by a pro se plaintiff, and Hall v. Kozlowski, et al, an action brought by a pro se plaintiff relating to the plaintiff's employment, 401(k), pension plans and ownership of Tyco common stock.

        Stumpf v. Tyco International Ltd. is a class action lawsuit in which the plaintiffs assert complaints against Tyco, among others, based on alleged violations of the disclosure provisions of the federal securities laws. The matter arises from Tyco's July 2000 initial public offering of common stock of TyCom Inc, and alleges that the TyCom registration statement and prospectus relating to the sale of common stock were inaccurate, misleading and failed to disclose facts necessary to make the registration statement and prospectus not misleading. The complaint further alleges the defendants violated securities laws by making materially false and misleading statements and omissions concerning, among other things, executive compensation, TyCom's business prospects and Tyco's and TyCom's finances. The matter is currently in the pre-trial stages of litigation.

ERISA Litigation

        Tyco and certain of our current and former employees, officers and directors, have been named as defendants in eight class actions brought under the Employee Retirement Income Security Act ("ERISA"). Two of the actions were filed in the United States District Court for the District of New Hampshire and the six remaining actions were transferred to that Court by the Judicial Panel on Multidistrict Litigation. All eight actions have been consolidated in the District Court in New Hampshire. The consolidated complaint purports to bring claims on behalf of our Retirement Savings and Investment Plans and the participants therein and alleges that the defendants breached their fiduciary duties under ERISA by negligently misrepresenting and negligently failing to disclose material information concerning, among other things, the following: related-party transactions and executive compensation; our mergers and acquisitions and the accounting therefore, as well as allegedly undisclosed acquisitions; and misstatements of our financial results. The complaint also asserts that the defendants breached their fiduciary duties by allowing the Plans to invest in our shares when it was not a prudent investment. The complaints seek recovery of alleged plan losses arising from alleged breaches of fiduciary duties. On August 15, 2006, the Court entered an order certifying a class "consisting of all Participants in the Plans for whose individual accounts the Plans purchased and/or held shares of Tyco Stock Fund at any time from August 12, 1998 to July 25, 2002." This matter currently is in the pre-trial stages of litigation.

Opt-Out Claims

        As of the opt-out deadline for the securities class-action settlement described above, Tyco had received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by the class members subject to the settlement. A number of these individuals and entities have filed claims separately against Tyco, and as of March 27, 2009, lawsuits had been filed against Tyco by the following opt-out claimants: Franklin Mutual Advisers, LLC; the Teachers Retirement System of Texas, et al.; Blackrock Global Allocation Fund, Inc., et al.; Nuveen Balanced Municipal and Stock Fund, et al.; Federated American Leaders Fund, Inc. et al.; the State Treasurer of the State of Michigan, as custodian of the Michigan Public School Employees Retirement System, State Employees' Retirement System, Michigan State Police Retirement System and Michigan Judges Retirement System, Public Employees Retirement Association of Colorado and Equitec-Schwartz, LLC. Any judgments resulting from such claims or from claims that are filed in the future would not reduce the $2.975 billion settlement amount described above. Generally, the claims asserted in these lawsuits include claims similar to those asserted by the settling defendants; namely, violations of the disclosure provisions of federal securities laws. During the quarter ended March 27, 2009, the Company agreed to settle two of the lawsuits named above for a total of $61 million. Pursuant to the Separation and Distribution Agreement, the Company's share of the settlement amount is approximately $16 million, with Covidien and Tyco Electronics responsible for approximately $26 million and $19 million, respectively.

        During the third quarter of 2009, the Company agreed to settle an additional two of the lawsuits named above for approximately $45 million. Pursuant to the Separation and Distribution Agreement, the Company's share of this amount is approximately $12 million, with Covidien and Tyco Electronics responsible for approximately $19 million and $14 million, respectively.

        In light of the settlements in the second quarter and other recent settlement activity, the Company has reassessed its reserves for its unresolved legacy securities matters (including the remaining opt-out claims and the Stumpf and ERISA matters described above) and has determined that its best estimate of probable loss for these matters is $375 million. Because any payments ultimately made in connection with these matters would be subject to the sharing provisions of the Separation and Distribution Agreement described above, the Company has also recorded receivables from Covidien and Tyco Electronics in the amounts of $158 million and $116 million, respectively.

Tyco Litigation Against Former Senior Management

        Tyco International Ltd. v. L. Dennis Kozlowski and Tyco International Ltd. v. Mark H. Swartz.    As previously reported in our periodic filings, we filed civil complaints against both Dennis Kozlowski, our former Chairman and Chief Executive Officer, and Mark H. Swartz, our former Chief Financial Officer, for breach of fiduciary duty and other conduct, and for recovery of all remuneration, including restricted and unrestricted shares and options, obtained by them during the course of this conduct. Discovery in these cases is proceeding. In connection with our civil complaints against Mr. Kozlowski, Mr. Swartz, and Scott Stevenson, our former Chief Tax Officer, each of these individuals has made claims against the Company seeking amounts allegedly due in connection with the former executives' compensation and retention arrangements and under ERISA. On February 11, 2009, the Company and Mr. Stevenson entered into a settlement agreement in respect of all claims brought by Mr. Stevenson related to such compensation. Mr. Stevenson agreed to release all claims he may have had against the Company in exchange for a payment of $13.4 million, which was paid on February 26, 2009. Tyco intends to vigorously defend the remaining actions and does not believe that the ultimate outcome of these matters will have a material adverse affect on its financial position, results of operations or cash flows.

        In connection with the criminal trials for Mr. Kozlowski and Mr. Swartz, they were ordered to pay restitution, jointly and severally, to Tyco of $134 million. On January 2, 2007, the New York County District Attorney's office released to Tyco, on behalf of Mr. Kozlowski, $98 million in restitution and on October 27, 2007, Mr. Swartz paid restitution to the Company in the amount of $38 million. These payments were made pending the outcome of the appeal of their criminal convictions, both of which were denied by the appeals division of the New York State Supreme Court on November 15, 2007. Their further appeal to the New York State Court of Appeals was denied in October 2008. In April 2009, Messrs. Kozlowski and Schwartz filed a petition with the U.S. Supreme Court for a review of their convictions.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million. The quarterly withdrawal liability payments are $1.1 million, $8.8 million of which have been paid to date. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

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

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of March 27, 2009, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $37 million to $77 million. As of March 27, 2009, Tyco concluded that the best estimate within this range is approximately $45 million, of which $11 million is included in accrued and other current liabilities and $34 million is included in other liabilities on Tyco's Consolidated Balance Sheets. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payments related to these known environmental liabilities will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos Matters

        As previously reported in its periodic filings, the Company and some of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. Each case typically names between dozens to hundreds of corporate defendants. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. The Company will continue to vigorously defend the lawsuits that have been filed against it and its subsidiaries, but cannot predict whether it will be successful in those cases that proceed to trial. When appropriate, the Company settles claims. Although in the past the total amount paid in any year to settle and defend all asbestos claims has been immaterial, the Company has recently experienced an increase in the number of lawsuits that have proceeded to trial. Of the lawsuits that have proceeded to trial in 2008 and 2009, the Company has won or settled all but one case, with that one case returning an adverse jury verdict for approximately $7.7 million, which included both compensatory and punitive damages. The Company has appealed the verdict and believes that it will ultimately be overturned. As of March 27, 2009 there were approximately 4,700 asbestos liability cases pending against the Company and its subsidiaries.

Income Tax Matters

        During the third quarter of 2007, the IRS concluded its field examination of certain of the Company's U.S. federal income tax returns for the years 1997 through 2000 and issued anticipated Revenue Agents' Reports ("RARs") that reflect the IRS' determination of proposed tax adjustments for the periods under audit. The RARs propose tax audit adjustments to certain of the Company's previously filed tax return positions. The Company agreed with the IRS on adjustments totaling $498 million, with an estimated cash impact to the Company of $458 million, and during the third quarter of 2007, the Company paid $458 million, of which $163 million related to the Company's discontinued operations. The Company appealed other proposed tax audit adjustments totaling approximately $1 billion relating to Tyco, Covidien and Tyco Electronics, and, as Audit Managing Party as specified in the Tax Sharing Agreement, the Company intends to vigorously defend its prior filed tax return positions.

        During the second quarter of 2008, the IRS issued additional RARs asserting a withholding tax liability of approximately $106 million associated with the prior proposed tax adjustments related to the Company, Covidien and Tyco Electronics for the 1997 to 2000 period. The withholding tax amount asserted against the Company is immaterial. During the first quarter of fiscal 2009, the Company reached an informal agreement with the IRS appeals team to work towards timely resolution of all unagreed issues related to this time period. The Company, as Auditing Managing Party as specified in the Tax Sharing Agreement, intends to vigorously defend its prior filed tax return positions and determined that no adjustment is required to the Company's guarantees and indemnifications liability recorded in conjunction with the Tax Sharing Agreement as discussed in "Guarantees" within Management's Discussion and Analysis of Financial Condition and Results of Operations. Additionally, the IRS is auditing the prior tax returns of the Company, which include legal entities of Tyco, Covidien and Tyco Electronics for the 2001 to 2004 period. The IRS has not issued any RARs for this period. The ultimate resolution of these matters is uncertain and could result in a material impact to the Company's financial position, results of operations, cash flows or the effective tax rate in future reporting periods.

        The IRS proposed civil fraud penalties against a subsidiary that was distributed to Tyco Electronics in connection with the Separation. The penalties allegedly arise from actions of former executives taken in connection with intercompany transfers of stock of Simplex Technologies in 1998 and 1999. Based on statutory guidelines, we estimate the proposed penalties could range between $30 million and $50 million. The Company, as Audit Managing Party as specified in the Tax Sharing Agreement, intends to vigorously oppose the assertion of any such penalties against Tyco Electronics, in part, because beginning in 2003 the Company discovered, investigated and reported the conduct at issue to the IRS and fully cooperated in the criminal prosecution of the Company's former Chief Tax Officer on a charge of willful filing of a false tax return. This is a pre-Separation shared tax matter under the Tax Sharing Agreement.

Compliance Matters

        As previously reported in our periodic filings, we have received and responded to various allegations and other information that certain improper payments were made by our subsidiaries in recent years. We have been informed that two subsidiaries in our Flow Control business in Italy have been named in a request for criminal charges filed by the Milan public prosecutor's office. We have reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that we have taken in response to the allegations. We also informed the DOJ and the SEC that we retained outside counsel to perform a company-wide baseline review of our policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), and that we would continue to investigate and make periodic progress reports to these agencies. We have and will continue to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by us in the course of our ongoing compliance activities, such as recently discovered conduct involving agents retained by certain of our businesses in EMEA. To date, the baseline review has revealed that some business practices may not comply with Tyco and FCPA requirements. At this time, we cannot predict the outcome of these matters and other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of these matters. However, it is possible that we may be required to pay material fines, consent to injunctions on future conduct, or suffer other penalties or adverse impacts, each of which could have a material adverse effect on our financial position, results of operations or cash flows.

        Covidien and Tyco Electronics agreed, in connection with the Separation, to cooperate with the Company in its responses regarding these matters. Any judgment required to be paid or settlement or other cost incurred by the Company in connection with the FCPA investigations would be subject to the liability sharing provisions of the Separation and Distribution Agreement, which assigned liabilities primarily related to the former Healthcare and Electronics businesses of Tyco to Covidien or Tyco Electronics, respectively, and provides that the Company will retain liabilities primarily related to its continuing operations. Any liabilities not primarily related to a particular business will be shared equally among the Company, Covidien and Tyco Electronics.

        The German Federal Cartel Office ("FCO") charged in early 2007 that certain German subsidiaries in the Company's Flow Control business had engaged in anti-competitive practices, in particular with regard to its hydrant, valve, street box and fittings business. The Company investigated this matter and determined that the conduct may have violated German anti-trust law. The Company is cooperating with the FCO in its investigation of this violation. The Company cannot estimate the range of potential loss that may result from this violation. It is possible that the Company may be subject to civil or criminal proceedings and may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on our financial position, results of operations or cash flows.

Other Matters

        Fitzpatrick Contractors Limited v. Tyco Fire and Integrated Solutions (UK) Ltd.    On July 18, 2007, Fitzpatrick Contractors Limited ("FCL") commenced an action against Tyco Fire and Integrated Solutions (UK) Ltd. in the High Court of Justice, Queen Bench Division, Technology and Construction Court, United Kingdom, alleging that Tyco entered into a binding contract in 2002 for the design, manufacture and installation of mechanical and electrical works for the refurbishment of a portion of London Transport's Blackwall Tunnel. FCL had sought damages for breach of contract in the amount of approximately $38 million. In the second quarter of 2009, the Company accepted an offer made by the plaintiff to settle substantially of the claims related to this matter for approximately $14 million, excluding legal fees and interest.

        In addition to the foregoing, we are subject to claims and suits, including from time to time, contractual disputes and product and general liability claims incidental to present and former operations, acquisitions and dispositions. With respect to many of these claims, we either self-insure or maintain insurance through third-parties, with varying deductibles. While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings, whether the underlying claims are covered by insurance or not, will not have a material adverse effect on our financial condition, results of operations or cash flows beyond amounts recorded for such matters.

Item 1A.    Risk Factors

        Tyco's significant business risks are described in Part I, Item 1A in our 2008 Form 10-K and Item 1A in our Form 10-Q for the first fiscal quarter of 2009, to which reference is made herein. Other than as set forth below, management does not believe that there have been any significant changes in the Company's risk factors since the Company filed its Form 10-Q for the first fiscal quarter of 2009.

         General economic and cyclical industry conditions may adversely affect our financial condition, results of operations or cash flows.

        Our operating results have been and may in the future be adversely affected by general economic conditions and the cyclical pattern of certain industries in which we operate. For example, demand for our services and products is significantly affected by the level of commercial construction, the amount of discretionary consumer and business spending, and the performance of the housing market, each of which historically has displayed significant cyclicality. Recent economic weakness has adversely affected our businesses. In particular, weakness in the non-residential construction market as well as deteriorating economic conditions in some of our geographic markets have adversely impacted our ADT Worldwide, Electrical and Metals and Fire Protection businesses. Continued weakness in the U.S. or global economies, or in the industries in which we operate, has had, and could continue to have, a materially negative impact on our financial condition, results of operations or cash flows.

         We have recently recognized substantial impairment charges and may be required to recognize additional impairment charges in the future.

        Pursuant to accounting principles generally accepted in the United States, we are required to periodically assess our goodwill, intangibles and other long-lived assets to determine if they are impaired. Disruptions to our business, end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures and market capitalization declines may result in additional charges for goodwill and other asset impairments. During the quarter ended March 27, 2009, we recognized aggregate goodwill and intangible asset impairments of $2.7 billion, resulting primarily from weak second quarter operating results in certain of our businesses, along with downward revisions to forecasted results, restructuring actions and weaker industry outlooks. As a result, the Company recognized an aggregate goodwill impairment of $2.6 billion ($2.6 billion after-tax) at six of its 18 business units and intangible asset impairments of approximately $64 million ($40 million after-tax) related to franchise rights in its ADT Worldwide segment and a tradename in its Safety Products segment. The Company believes that its goodwill balance at March 27, 2009 is recoverable. However, fair value determinations require considerable judgment and are sensitive to changes in the factors described above. In light of current adverse economic conditions, additional impairments to one or more of our reporting units could occur in future periods whether or not connected to the annual impairment analysis. Future impairment charges could materially affect our reported earnings in the periods of such charges and could adversely affect our financial condition and results of operations.

        We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws outside the United States.

        The U.S. Foreign Corrupt Practices Act (the "FCPA") and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in FCPA enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both the DOJ and the SEC, increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental and commercial corruption to some degree and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Furthermore, we have been subject to investigations by the DOJ and the SEC related to allegations that improper payments have been made by our subsidiaries in recent years in violation of the FCPA. We have reported to the DOJ and the SEC the remedial measures that we have taken in response to the allegations and our own internal investigations. We have also retained outside counsel to perform a company-wide baseline review of our policies, controls and practices with respect to the FCPA, and we periodically provide updates to the SEC and DOJ regarding our FCPA investigations and compliance activities. As a result, it is possible that we will be required to pay material fines, consent to injunctions on future conduct or suffer other penalties or adverse impacts, including being subject to securities litigation or a general loss of investor confidence, any one of which could adversely affect our financial position, results of operations, cash flows, business prospects or the market value of our stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
12/27/08–1/23/09	406	$22.98	—	$—
1/24/09–2/27/09	2,462	$21.88	—	—
2/28/09–3/27/09	3,828	$18.85	—	900,000,000

        The transactions described in the table above represent shares acquired by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. Approximately 6,696 shares were acquired in these vesting-related transactions during the quarter ended March 27, 2009. During the quarter, the Company did not repurchase any common shares on the NYSE as part of the $1.0 billion share repurchase program approved by the Board of Directors in July 2008 (2008 share Repurchase Program). Approximately $900 million remained outstanding under the 2008 Share Repurchase Program at March 27, 2009.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        The 2009 Annual General Meeting of Shareholders (the "AGM") of the Company was held on March 12, 2009. In addition, the Company held a Special General Meeting of Shareholders (the "SGM") immediately following the AGM.

Annual General Meeting

        At the AGM, a total of 400,648,352 common shares (84.65% of outstanding common shares as of the record date, January 6, 2009) were voted. The three Company proposals submitted at the AGM were passed as described below.

        The following is a brief description of each matter voted upon at the AGM. Percentages indicated below reflect the percentage of the total number of common shares voted at the AGM.

        Proposal 1.    To elect the Board of Directors of the Company:

        The following is a tabulation of the votes submitted in respect of Proposal 1 included in the Company's proxy statement. Proxies giving discretion to the chairman of the AGM were voted in favor of each candidate. There were zero broker non-votes.

	NUMBER OF VOTES FOR	% OF QUORUM	NUMBER OF VOTES WITHHELD
Edward D. Breen	395,674,000	98.8%	4,974,352
Timothy M. Donahue	381,614,086	95.2%	19,034,266
Brian Duperreault	397,588,397	99.2%	3,059,955
Bruce S. Gordon	397,601,699	99.2%	3,046,653
Rajiv L. Gupta	368,983,608	92.1%	31,664,744
John A. Krol	397,516,473	99.2%	3,131,879
Brendan R. O'Neill	378,703,641	94.5%	21,944,711
William S. Stavropoulos	397,543,160	99.2%	3,105,192
Sandra S. Wijnberg	397,572,163	99.2%	3,076,189
Jerome B. York	379,008,137	94.6%	21,640,215
R. David Yost	397,062,622	99.1%	3,585,730

        Proposal 2.    A proposal to re-appoint Deloitte & Touche LLP as the independent auditors and to authorize the Audit Committee to set the auditors' remuneration:

        A total of 397,745,911 shares (99.3%) were voted for and 2,649,900 shares (0.7%) were voted against this proposal. There were 252,541 abstentions and zero broker non-votes.

        Proposal 3.    A proposal to amend the Company's 2004 Stock and Incentive Plan:

        A total of 346,551,210 shares (86.5%) were voted for and 20,737,107 shares (5.2%) were voted against this proposal. There were 614,480 abstentions and 32,745,555 broker non-votes.

Special General Meeting

        At the SGM, a total of 379,555,365 common shares (80.2% of outstanding common shares as of the record date, January 16, 2009) were voted. The ten Company proposals submitted at the SGM were passed as described below.

        The following is a brief description of each matter voted upon at the SGM. Percentages indicated below reflect the percentage of the total number of common shares voted at the SGM.

        Proposal 1.    A proposal to approve the Company's discontinuance from Bermuda as provided in Section 132G of The Companies Act 1981 of Bermuda and the Company's change of domicile to Schaffhausen, Switzerland:

        A total of 368,372,559 shares (97.1%) were voted for and 10,837,197 shares (2.9%) were voted against this proposal. There were 345,609 abstentions and zero broker non-votes.

        Proposal 2.    A proposal to approve a resolution that had the effect of increasing the Company's registered share capital:

        A total of 368,400,361 shares (97.1%) were voted for and 10,838,785 shares (2.9%) were voted against this proposal. There were 315,949 abstentions and zero broker non-votes.

        Proposal 3.    A proposal to approve the name of Tyco International Ltd.:

        A total of 368,885,506 shares (97.2%) were voted for and 10,428,066 shares (2.8%) were voted against this proposal. There were 241,793 abstentions and zero broker non-votes.

        Proposal 4.    A proposal to approve the change of the corporate purpose of the Company:

        A total of 368,367,050 shares (97.1%) were voted for and 10,730,797 shares (2.8%) were voted against this proposal. There were 457,518 abstentions and zero broker non-votes.

        Proposal 5.    A proposal to approve the Company's proposed Swiss articles of association:

        A total of 368,409,783 shares (97.1%) were voted for and 10,814,034 shares (2.8%) were voted against this proposal. There were 331,548 abstentions and zero broker non-votes.

        Proposal 6.    A proposal to confirm Swiss law as the authoritative legislation governing the Company:

        A total of 368,354,630 shares (97.0%) were voted for and 10,771,320 shares (2.8%) were voted against this proposal. There were 429,415 abstentions and zero broker non-votes.

        Proposal 7.    A proposal to confirm the principal place of business of the Company as Schaffhausen, Switzerland:

        A total of 368,378,101 shares (97.1%) were voted for and 10,768,575 shares (2.8%) were voted against this proposal. There were 408,689 abstentions and zero broker non-votes.

        Proposal 8.    A proposal to appoint PricewaterhouseCoopers AG, Zurich as special auditor until the Company's next annual general meeting:

        A total of 368,678,049 shares (97.1%) were voted for and 10,596,424 shares (2.8%) were voted against this proposal. There were 280,892 abstentions and zero broker non-votes.

        Proposal 9.    A proposal to elect Deloitte AG as the Company's statutory auditors for a term of one year until the Company's next annual general meeting:

        A total of 367,154,191 shares (96.7%) were voted for and 12,148,581 shares (3.2%) were voted against this proposal. There were 252,593 abstentions and zero broker non-votes.

        Proposal 10.    A proposal to approve the payment of a dividend through a reduction of registered capital:

        A total of 368,635,304 shares (97.1%) were voted for and 10,625,070 shares (2.8%) were voted against this proposal. There were 294,991 abstentions and zero broker non-votes.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Exhibit
3.1	Articles of Association of Tyco International Ltd. (Tyco International AG) (Tyco International SA) (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on March 17, 2009)
3.2
Organizational Regulations of Tyco International Ltd. (Tyco International AG) (Tyco International SA) (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on March 17, 2009)
10.1
Tyco International Ltd. 2004 Stock and Incentive Plan (amended and restated as of January 1, 2009) (Incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A for the Annual General Meeting of Shareholders on March 12, 2009 filed on January 16, 2009).
10.2	Form of terms and conditions for Option Awards, Restricted Unit Awards, Restricted Unit Awards for Directors and Performance Share Awards under the 2004 Stock and Incentive Plan (Filed herewith).
10.3	Tyco International Severance Plan for U.S. Officers and Executives Plan (amended and restated as of January 2009) (Filed herewith).
10.4	Tyco International Change in Control Severance Plan for Certain U.S. Officers and Executives (amended and restated as of January 2009) (Filed herewith).
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:	/s/ CHRISTOPHER J. COUGHLIN Christopher J. Coughlin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 30, 2009