Form 10-Q
period 2009-06-26
TYCO INTERNATIONAL LTD /BER/
filed 2009-07-30
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 26, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-13836
(Commission File Number)

TYCO INTERNATIONAL LTD.
(Exact name of Registrant as specified in its charter)

Switzerland (Jurisdiction of Incorporation)	98-0390500 (I.R.S. Employer Identification Number)
Freier Platz 10 Schaffhausen, CH-8200 Switzerland (Address of Registrant's principal executive offices)
41-52-633-02-44 (Registrant's telephone number)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        The number of common shares outstanding as of July 21, 2009 was 474,105,809.

 TYCO INTERNATIONAL LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share data)

	For the Quarter Ended		For the Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Revenue from product sales	$2,541	$3,413	$7,827	$9,617
Service revenue	1,699	1,802	4,989	5,298

Net revenue	4,240	5,215	12,816	14,915
Cost of product sales	1,852	2,378	5,692	6,764
Cost of services	893	986	2,637	2,942
Selling, general and administrative expenses	1,124	1,234	3,464	3,605
Class action settlement, net	—	(7)	—	(7)
Separation costs	—	—	—	4
Goodwill and intangible asset impairments (see Note 7)	—	—	2,705	—
Restructuring, asset impairment and divestiture charges, net (see Notes 2 and 3)	32	47	120	95

Operating income (loss)	339	577	(1,802)	1,512
Interest income	9	16	32	99
Interest expense	(74)	(91)	(225)	(323)
Other income (expense), net	1	(257)	12	(205)

Income (loss) from continuing operations before income taxes and minority interest	275	245	(1,983)	1,083
Income tax expense	(31)	(45)	(55)	(249)
Minority interest	(1)	(1)	(2)	(3)

Income (loss) from continuing operations	243	199	(2,040)	831
Income from discontinued operations, net of income taxes	44	277	37	288

Net income (loss)	$287	$476	$(2,003)	$1,119

Basic earnings per share:
Income (loss) from continuing operations	$0.51	$0.41	$(4.31)	$1.71
Income from discontinued operations	0.10	0.58	0.08	0.59

Net income (loss)	$0.61	$0.99	$(4.23)	$2.30

Diluted earnings per share:
Income (loss) from continuing operations	$0.51	$0.41	$(4.31)	$1.70
Income from discontinued operations	0.09	0.57	0.08	0.58

Net income (loss)	$0.60	$0.98	$(4.23)	$2.28

Weighted-average number of shares outstanding:
Basic	473	482	473	487
Diluted	475	486	473	491

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)

	June 26, 2009	September 26, 2008
Assets
Current Assets:
Cash and cash equivalents	$1,779	$1,519
Accounts receivable, less allowance for doubtful accounts of $184 and $184, respectively	2,638	3,024
Inventories	1,590	1,879
Prepaid expenses and other current assets	1,756	1,805
Assets held for sale	27	126

Total current assets	7,790	8,353
Property, plant and equipment, net	3,429	3,519
Goodwill	8,621	11,619
Intangible assets, net	2,566	2,693
Other assets	2,857	2,620

Total Assets	$25,263	$28,804

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$19	$555
Accounts payable	1,180	1,632
Accrued and other current liabilities	2,831	2,766
Deferred revenue	621	608
Liabilities held for sale	—	82

Total current liabilities	4,651	5,643
Long-term debt	4,226	3,709
Other liabilities	3,778	3,944

Total Liabilities	12,655	13,296

Commitments and Contingencies (see Note 10)
Minority interest	13	14
Shareholders' Equity (see Note 12):
Preference shares, Nil at June 26, 2009 and $4 par value, 31,250,000 shares authorized, none outstanding at September 26, 2008	—	—
Common shares, CHF 7.60 par value, 814,801,671 shares authorized; 479,346,720 shares issued at June 26, 2009; $0.80 par value, 1,000,000,000 shares authorized; 477,667,844 shares issued, net of 21,952,786 shares owned by subsidiaries at September 26, 2008	3,122	382
Common shares held in treasury, 5,726,732 and 4,882,081 shares, at June 26, 2009 and September 26, 2008, respectively	(236)	(192)
Capital in excess:
Share premium	—	9,236
Contributed surplus	10,936	4,711
Accumulated (deficit) earnings	(978)	1,125
Accumulated other comprehensive (loss) income	(249)	232

Total Shareholders' Equity	12,595	15,494

Total Liabilities and Shareholders' Equity	$25,263	$28,804

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	For the Nine Months Ended
	June 26, 2009	June 27, 2008
Cash Flows From Operating Activities:
Net (loss) income	$(2,003)	$1,119
Income from discontinued operations, net of income taxes	(37)	(288)

(Loss) income from continuing operations	(2,040)	831
Adjustments to reconcile net cash provided by (used in) operating activities:
Goodwill and intangible asset impairments	2,705	—
Depreciation and amortization	839	854
Non-cash compensation expense	76	78
Deferred income taxes	(201)	(115)
Provision for losses on accounts receivable and inventory	114	99
(Gain) loss on extinguishment of debt	(2)	258
Other non-cash items	62	76
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	184	(243)
Inventories	181	(173)
Prepaid expenses and other current assets	(175)	9
Accounts payable	(400)	(135)
Accrued and other liabilities	(12)	(357)
Class action settlement liability	—	(3,020)
Income taxes, net	(3)	(8)
Other	116	(62)

Net cash provided by (used in) operating activities	1,444	(1,908)

Net cash used in discontinued operating activities	(8)	(25)

Cash Flows From Investing Activities:
Capital expenditures	(500)	(545)
Proceeds from disposal of assets	6	14
Acquisition of businesses, net of cash acquired	(47)	(92)
Accounts purchased from ADT dealer program	(361)	(269)
Class action settlement escrow	—	2,960
Other	40	15

Net cash (used in) provided by investing activities	(862)	2,083

Net cash provided by discontinued investing activities	41	479

Cash Flows From Financing Activities:
Repayment of short-term debt	(552)	(373)
Proceeds from issuance of long-term debt	2,794	2,663
Repayment of long-term debt, including debt tenders	(2,259)	(2,490)
Proceeds from exercise of share options	1	40
Dividends paid	(287)	(221)
Repurchase of common shares by subsidiary	(3)	(756)
Transfer from discontinued operations	33	458
Other	1	(68)

Net cash used in financing activities	(272)	(747)

Net cash used in discontinued financing activities	(33)	(454)

Effect of currency translation on cash	(50)	20

Net increase (decrease) in cash and cash equivalents	260	(552)
Cash and cash equivalents at beginning of period	1,519	1,894

Cash and cash equivalents at end of period	$1,779	$1,342

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

For the Nine Months Ended June 26, 2009 and June 27, 2008

(in millions)

	Number of Common Shares	Common Shares $0.80 Par Value	Treasury Shares	Share Premium	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Income	Total
Balance at September 28, 2007	496	$397	$—	$9,189	$5,439	$34	$565	$15,624
Comprehensive income:
Net income						1,119		1,119
Currency translation							258	258
Unrealized gain on marketable securities and derivative instruments							1	1
Change in unrecognized loss and prior service cost (credit), net of income taxes of $5 million							10	10

Total comprehensive income								1,388
Dividends declared						(219)		(219)
Share options exercised, including tax benefit of $2 million	2	2		38	2			42
Repurchase of common shares by subsidiary	(18)	(15)			(741)			(756)
Compensation expense					75			75
Exchange of convertible debt					1			1
Adoption of FIN 48 (see Note 5)						(79)		(79)
Other						(19)		(19)

Balance at June 27, 2008	480	$384	$—	$9,227	$4,776	$836	$834	$16,057

	Number of Common Shares	Common Shares at Par Value (see Note 12)	Common Shares $0.80 Par Value	Treasury Shares	Share Premium	Contributed Surplus	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 26, 2008	473	$—	$382	$(192)	$9,236	$4,711	$1,125	$232	$15,494
Comprehensive income:
Net loss							(2,003)		(2,003)
Currency translation								(560)	(560)
Unrealized gain on marketable securities and derivative instruments, net of income taxes of $4 million								7	7
Change in unrecognized loss and prior service cost (credit), net of income taxes of $5 million								11	11

Total comprehensive loss									(2,545)
Change of Domicile (see Note 12)
Reclassification of shares owned by subsidiaries and cancellation of common shares held in treasury		1		(54)		53			—
Reverse share split and issuance of fully paid up shares		3,498	(382)		(3,116)				—
Reallocation of share premium to contributed surplus					(6,120)	6,120			—
Dividends declared (see Note 12)		(377)					(95)		(472)
Shares issued from treasury for vesting of share based equity awards and other related tax effects				10		(16)			(6)
Repurchase of common shares by subsidiary						(3)			(3)
Compensation expense						77			77
Adoption of SFAS No. 158, net of income tax benefit of $2 million and income taxes $28 million, respectively, (see Note 11)							(5)	61	56
Other						(6)			(6)

Balance at June 26, 2009	473	$3,122	$—	$(236)	$—	$10,936	$(978)	$(249)	$12,595

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

        References to 2009 and 2008 are to Tyco's fiscal quarters ending June 26, 2009 and June 27, 2008, respectively, unless otherwise indicated.

        Reclassifications    Certain prior period amounts have been reclassified to conform with the current period presentation. During the quarter ended March 27, 2009, the Company reclassified a business previously classified as held for sale as the business no longer met the held for sale criteria (See Note 2). Additionally, the Company has realigned certain business operations as of September 27, 2008 resulting in certain prior period amounts being recast within Note 14.

        Recently Adopted Accounting Pronouncements    In May 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 165, "Subsequent Events". SFAS No. 165 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature under Auditing Standard ("AU 560"). SFAS No. 165 is similar to the current guidance with some exceptions that are not intended to result in significant change to current practice. SFAS No. 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted the disclosure provisions of SFAS No. 165 as of June 26, 2009. The adoption did not have an impact on the Company's financial position, results of operations or cash flows.

        In April 2009, the FASB issued FASB Staff Position ("FSP") SFAS No. 107-1 and Accounting Principles Board ("APB") 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This FSP

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting" to require those disclosures in summarized financial information in interim financial statements. The Company adopted the disclosure provisions of FSP SFAS No. 107-1 and APB 28-1 as of June 26, 2009. See Note 9 for additional information related to the adoption of FSP SFAS No. 107-1 and APB 28-1. The adoption did not have an impact on the Company's financial position, results of operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's results of operations. The Company adopted the disclosure provisions of SFAS No. 161 as of December 27, 2008. See Note 9 for additional information related to the adoption of SFAS No. 161. The adoption did not have an impact on the Company's financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" which permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. During the first quarter of 2009 the Company elected to defer the adoption of SFAS No. 157 for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 became effective for Tyco in the first quarter of 2009 for financial assets and liabilities only. The adoption did not have a material impact on the Company's financial position, results of operations or cash flows. See Note 9 for additional information related to the adoption of SFAS No. 157. The Company is currently assessing the impact, if any, that the adoption of SFAS No. 157 for non-financial assets and liabilities will have on the results of its operations, financial position and cash flows.

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

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 became effective for Tyco in the first quarter of 2009. On September 27, 2008, the Company did not elect the fair value option under SFAS No. 159 for eligible items.

        Recently Issued Accounting Pronouncements    In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162." SFAS No. 168 establishes the FASB Standards Accounting Codification ("Codification") as the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS No. 168 also replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" but is not intended to change or alter existing US GAAP. The Codification, will change the references of financial standards in effect for Tyco. Beginning in the fourth quarter of fiscal 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. SFAS No. 168 will not have any impact on the Company's financial position, results of operations and cash flows.

        In June 2009, the FASB issued SFAS No. 167, "New Consolidation Guidance for Variable Interest Entities (VIE)", which amends FASB Interpretation No. ("FIN") 46 (R), "Consolidation of Variable Interest Entities", to address the elimination of the concept of a qualifying special purpose entity. SFAS No. 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS No. 167 requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. SFAS No. 167 is effective for Tyco in the first quarter of fiscal 2011. The Company is currently assessing what impact, if any, that SFAS No. 167 will have on its financial position, results of operations and cash flows.

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

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations." SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that business combinations are still accounted for at fair value. However, the accounting for certain other aspects of business combinations will be affected. Acquisition costs will generally be expensed as incurred. Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date. In-process research and development will be recorded at fair value as an indefinite-lived intangible at the acquisition date until it is completed or abandoned and its useful life can be determined. Changes in deferred tax asset valuation allowances and uncertain tax positions after the acquisition date will generally impact income tax expense. SFAS No. 141(R) also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141(R) is effective, on a prospective basis, for Tyco in the first quarter of fiscal 2010.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51". SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest prior to the adoption of SFAS No. 160) as equity in the Consolidated Financial Statements. The amount of net income attributable to the noncontrolling interest should be included in consolidated net income on the face of the statement of income. SFAS No. 160 also amends certain of Accounting Research Bulletin No. 51's consolidation procedures in order to achieve consistency with the requirements of SFAS No. 141R. The statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This statement is effective for Tyco in the first quarter of fiscal 2010. The Company is currently assessing what impact, if any, that SFAS No. 160 will have on its financial position, results of operations and cash flows.

        In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets". The FSP requires additional disclosures about plan assets related to an employer's defined benefit pension or other post-retirement plans to enable investors to better understand how investment decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and the significant concentrations of risk within plan assets. The disclosure provisions of FSP FAS 132 (R)-1 are effective for Tyco in the first quarter of fiscal 2010.

2.    Divestitures

        The Company has continued to assess the strategic fit of its various businesses and has pursued divestiture of certain businesses which do not align with its long-term strategy.

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

Discontinued Operations

        As previously reported in Tyco's periodic filings, in July 2008, the Company substantially completed the sale of its Infrastructure Services business, which met the criteria to be presented as discontinued operations. In order to complete the sale of Earth Tech Brasil Ltda. ("ET Brasil") and Earth Tech UK businesses and certain assets in China, the Company was required to obtain consents and approvals to transfer the legal ownership of the business and assets. On January 22, 2009, the Company received the necessary consents and approvals to transfer the legal ownership of its ET Brasil business to Carioca Christiani-Nielsen Engenharia S.A. and received cash proceeds of $13 million. During the fourth quarter of 2008, the Company sold its Earth Tech UK business and received net cash proceeds of $53 million. However, the gain was deferred until receipt of the necessary consents and approvals. On May 12, 2009, the Company received the necessary consents and approvals to transfer the legal ownership of its Earth Tech UK business to AECOM and realized the deferred gain in the Company's Consolidated Statements of Operations during the quarter ended June 26, 2009. Furthermore, on May 8, 2009, the Company received the necessary consents to transfer certain of the China assets and received cash proceeds of $6 million. As a result of the above dispositions, a net pre-tax gain of $31 million was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations. At June 26, 2009, the necessary consents and approvals for the remaining assets in China had not been obtained by the Company. The Company expects to obtain the necessary consents and approvals during the fourth quarter of fiscal year 2009. At June 26, 2009, the Company has assessed and determined that the carrying value of the remaining assets is recoverable based on current fair value, less cost to sell. The Company will continue to assess recoverability until the remaining assets are sold. See Note 19.

        During April 2008, the Company sold Ancon Building Products ("Ancon"), a manufacturer of stainless steel products used in masonry construction. Ancon was part of the Company's Corporate and Other segment. The sale was completed for $164 million in net cash proceeds and a pre-tax gain of $100 million was recorded which was largely exempt from tax. The gain was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations.

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

        In January 2008, the Company sold a European manufacturer of public address products and acoustic systems, which was part of the Company's Fire Protection Services segment and recorded an $8 million pre-tax loss on sale. The loss was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations.

        During fiscal year 2007, Tyco completed the spin-offs of its Healthcare and Electronics businesses (the "Separation"). The Company has used available information to develop its best estimates for certain assets and liabilities related to the Separation. In limited instances, final determination of the balances will be made in subsequent periods. During the quarter and nine months ended June 27, 2008, $1 million and $19 million, respectively, were recorded as a reduction to shareholders' equity, primarily related to adjustments to certain pre-Separation tax liabilities. During the quarter and nine months ended June 26, 2009, $0 million and $4 million, respectively, of other items were recorded as an increase to shareholders' equity. Adjustments in the future for the impact of filing final income tax returns in certain jurisdictions where those returns include a combination of Tyco, Covidien and/or Tyco Electronics legal entities and for certain amended income tax returns for the periods prior to the Separation may be recorded to either shareholders' equity or the statement of income depending on the specific item giving rise to the adjustment.

        Net revenue, income from operations, loss on sale and income tax expense for discontinued operations are as follows ($ in millions):

	For the Quarter Ended		For the Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Net revenue	$—	$333	$3	$1,151

Pre-tax income (loss) from discontinued operations	$1	$(28)	$5	$50
Pre-tax gain on sale of discontinued operations	42	363	36	332
Economic hedge of Empresa de Transmissao do Oeste Ltda. sale price	—	(20)	—	(36)
Income tax benefit (expense)	1	(38)	(4)	(58)

Income from discontinued operations, net of income taxes	$44	$277	$37	$288

        Balance sheet information for pending divestitures is as follows ($ in millions):

	June 26, 2009	September 26, 2008
Accounts receivable, net	$—	$14
Inventories	—	10
Property, plant and equipment, net	—	1
Other assets	27	101

Total assets	$27	$126

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.    Divestitures (Continued)

	June 26, 2009	September 26, 2008
Loans payable and current maturities of long-term debt	$—	$4
Accounts payable	—	6
Accrued and other current liabilities	—	46
Other liabilities	—	26

Total liabilities	$—	$82

Gains (Losses) on divestitures

        During the quarter and nine months ended June 26, 2009, the Company recorded a $3 million loss and $4 million loss, respectively, in restructuring, asset impairment and divestiture charges, net in the Company's Consolidated Statements of Operations in connection with the divestiture and write-down to fair value of certain businesses that did not meet the criteria for discontinued operations. There were no divestiture charges classified in continuing operations during the quarter and nine months ended June 27, 2008.

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

        Restructuring and asset impairment charges, net are as follows ($ in millions):

	For the Quarter Ended		For the Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
ADT Worldwide	$12	$30	$56	$46
Flow Control	5	3	11	5
Fire Protection Services	3	1	14	4
Electrical and Metal Products	6	5	14	12
Safety Products	6	12	39	39
Corporate and Other	2	1	8	3

	$34	$52	$142	$109

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net (Continued)

        During the quarters ended June 26, 2009 and June 27, 2008, restructuring and asset impairment charges, net were included in the Company's Consolidated Statements of Operations as follows ($ in millions):

	For the Quarter Ended		For the Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Cost of sales	$4	$6	$22	$13
Selling, general and administrative	1	—	5	2
Restructuring, asset impairment and divestiture charges, net	29	46	115	94

	$34	$52	$142	$109

2009 Net Restructuring

        Net restructuring and asset impairment charges during the quarter ended June 26, 2009 were $34 million, which include $5 million of accelerated depreciation of assets directly related to the underlying restructuring actions. The remaining charge of $29 million consists of $23 million of employee severance and benefits and $10 million of facility exit and other charges, offset by $4 million of restructuring reversals resulting from the Company completing restructuring activities announced in prior years for amounts less than originally estimated.

        Net restructuring and asset impairment charges during the nine months ended June 26, 2009 were $142 million, which include $26 million of accelerated depreciation of assets directly related to underlying restructuring actions and $6 million of asset impairments. The remaining charge of $110 million consists of $95 million of employee severance and benefits and $25 million of facility exit, offset by $10 million of restructuring reversals resulting from the Company completing restructuring activities announced in prior years for amounts less than originally estimated.

2008 Net Restructuring

        Net restructuring and asset impairment charges during the quarter ended June 27, 2008 were $52 million, which include $5 million of accelerated depreciation of assets expected to become obsolete as a result of the restructuring. The remaining charge of $47 million consists of $16 million of employee severance and benefits, $10 million of facility exit charges, $27 million related to the reacquisition of certain unfavorable franchise rights, and $2 million of asset impairments, offset by $8 million of restructuring reversals resulting from the Company completing restructuring activities announced in prior years for amounts less than originally estimated.

        Net restructuring and asset impairment charges during the nine months ended June 27, 2008 were $109 million, which include $13 million of accelerated depreciation of assets expected to become obsolete as a result of the restructuring. The remaining charge of $96 million consists of $56 million of employee severance and benefits and $25 million of facility exit charges, $27 million related to the reacquisition of certain unfavorable franchise rights, and $4 million of asset impairments, offset by $16 million of restructuring reversals resulting from the Company completing restructuring activities announced in prior years for amounts less than originally estimated.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net (Continued)

Restructuring Reserves

        Restructuring reserves from September 26, 2008 to June 26, 2009 by the year in which the restructuring action was initiated are as follows ($ in millions):

	Year of Restructuring Action
		2007 Program
	2009	2008	2007	Subtotal	Prior	Total
Balance at September 26, 2008	$—	$98	$55	$153	$16	$169
Charges	104	10	5	15	1	120
Reversals	(2)	(6)	(2)	(8)	—	(10)
Utilization	(43)	(50)	(22)	(72)	(1)	(116)
Reclass/transfers	—	(4)	—	(4)	—	(4)
Currency translation	7	(4)	(5)	(9)	(1)	(3)

Balance at June 26, 2009	$66	$44	$31	$75	$15	$156

        Restructuring reserves by segment are as follows ($ in millions):

	June 26, 2009	September 26, 2008
ADT Worldwide	$60	$50
Flow Control	6	7
Fire Protection Services	27	27
Electrical and Metal Products	10	14
Safety Products	49	66
Corporate and Other	4	5

	$156	$169

        At June 26, 2009 and September 26, 2008, restructuring reserves were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	June 26, 2009	September 26, 2008
Accrued and other current liabilities	$121	$148
Other liabilities	35	21

	$156	$169

4.    Acquisitions

Acquisitions

        During the quarter and nine months ended June 26, 2009, cash paid for acquisitions included in continuing operations totaled $0 million and $49 million, respectively, which primarily related to the acquisition of Vue Technology, Inc., a provider of radio frequency identification (RFID) technology, for $43 million by the Company's Safety Products segment.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Acquisitions (Continued)

        During the quarter and nine months ended June 27, 2008, cash paid for acquisitions included in continuing operations totaled $92 million and $119 million, respectively, which primarily related to the acquisition of substantially all of the assets of Winner Security Services LLC ("Winner") for $90 million by the Company's ADT Worldwide segment. This transaction was accounted for as a business combination and the Company applied Emerging Issues Task Force ("EITF") Issue No. 04-01, "Accounting for Preexisting Relationships between the Parties to a Business Combination," since there was a preexisting relationship between the Company and Winner that needed to be assessed and accounted for separately. After assessing the specific facts and circumstances related to this transaction, the Company recorded a $27 million charge in the third quarter of 2008 for the reacquisition of franchise rights that were deemed to be unfavorable to the Company when compared to pricing for current market transactions for similar arrangements. The Company utilized an income method valuation approach in measuring the value of the preexisting relationship. Since this charge relates to a change in the manner in which the Company will conduct business in these territories, it has been reflected as a restructuring charge. The remaining purchase price is comprised of $58 million of indefinite-lived intangibles and $5 million of goodwill.

        The results of operations of the acquired company have been included in Tyco's consolidated results from the acquisition date. The acquisition did not have a material effect on the Company's financial position, results of operation or cash flows.

ADT Dealer Program

        During the quarter and nine months ended June 26, 2009, the Company paid $130 million and $361 million of cash, respectively, to acquire approximately 116,000 and 338,000 customer contracts for the electronic security services through the ADT dealer program. During the quarter and nine months ended June 27, 2008, Tyco paid $82 million and $269 million of cash, respectively, to acquire approximately 80,000 and 262,000 customer contracts for electronic security services through the ADT dealer program.

5.    Income Taxes

        The Company did not have a significant change to its unrecognized tax benefits during the quarter and nine months ended June 26, 2009.

        Many of Tyco's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
United States	1997-2008
Australia	2004-2008
France	1999-2008
Germany	1998-2008
United Kingdom	2000-2008
Canada	2000-2008

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.    Income Taxes (Continued)

        Based on the current status of its income tax audits, the Company does not anticipate a significant change to its unrecognized tax benefits in the next twelve months.

        At each balance sheet date, management evaluates whether the Company's deferred tax assets are more likely than not of being realized and if sufficient future taxable income will be available by assessing current period and projected operating results and other pertinent data. At June 26, 2009, the Company had recorded deferred tax assets of $1.9 billion, net of valuation allowances of $750 million. If current economic conditions persist or worsen, future taxable income of entities with deferred tax assets could be negatively impacted, which may require additional valuation allowances to be recorded in future reporting periods related to the Company's deferred tax assets.

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

        Under the Tax Sharing Agreement, the Company shares responsibility for certain of Tyco's, Covidien's and Tyco Electronics' income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and Tyco Electronics share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and Tyco Electronics' U.S. and certain non-U.S. income tax returns. All costs and expenses associated with the management of these shared tax liabilities are shared equally among the parties. At June 26, 2009 and September 26, 2008, Tyco has recorded a net receivable from Covidien and Tyco Electronics of $123 million and $126 million, respectively, of which $122 million and $113 million, respectively, are included in other noncurrent assets and $1 million and $13 million, respectively, are included in prepaid expenses and other current assets as the Company's estimate of their Tax Sharing obligations. Other liabilities include $554 million at both June 26, 2009 and September 26, 2008 for the fair value of Tyco's obligations under the Tax Sharing Agreement, determined in accordance with FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Tyco assesses the shared tax liabilities and related FIN 45 liability at each reporting period. The receivable and liability were initially recognized with an offset to shareholders' equity in 2007. In the first quarter of 2008, in connection with the adoption of FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," and the related increase in uncertain tax positions for shared tax liabilities under the Tax Sharing Agreement, Tyco increased its receivable from Covidien and Tyco Electronics under the Tax Sharing Agreement with a corresponding increase to other income, net by $40 million ($0.08 for both basic and diluted earnings per share). In addition, during the quarter ended June 26, 2009, no income for other activity was recorded. During the quarter ended June 27, 2008 there was no income for other activity recorded. During the nine months ended June 26, 2009 and June 27, 2008, $5 million and $10 million, respectively, of income for other activity were recorded in accordance with the Tax Sharing Agreement.

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

        If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party's fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, the Company could be liable under applicable tax law for such liabilities and be required to make additional tax payments. Accordingly, under certain circumstances, the Company may be obligated to pay amounts in excess of its agreed-upon share of Tyco's, Covidien's and Tyco Electronics' tax liabilities. See Note 17 for further discussion of guarantees and indemnifications extended between Tyco, Covidien and Tyco Electronics.

Other Income Tax Matters

        The Company and its subsidiaries' income tax returns periodically are examined by various tax authorities. In connection with these examinations, tax authorities, including the U.S. Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. The Company is reviewing and contesting certain of the proposed tax adjustments. The Company has continuing dialogue with the IRS related to these proposed adjustments with the objective of resolving some or all of these matters. Management has assessed the issues related to these adjustments for recognition and measurement under FIN 48 and has recorded unrecognized tax benefits in accordance with FIN 48. The ultimate resolution of these matters is uncertain and could result in a material impact to the Company's financial position, results of operations, cash flows or the effective tax rate in future reporting periods.

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

        The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the tax liabilities. Further, management has reviewed with tax counsel certain of the issues raised by these taxing authorities and the adequacy of these recorded amounts. If the Company's estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when such liabilities are no longer necessary. Substantially all of these potential tax liabilities are recorded in other liabilities on the Consolidated Balance Sheets as payment is not expected within one year.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.    Earnings Per Share

        The reconciliations between basic and diluted earnings per share are as follows (in millions, except per share data):

	Quarter Ended June 26, 2009			Quarter Ended June 27, 2008
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Income from continuing operations	$243	473	$0.51	$199	482	$0.41
Share options, restricted share awards and deferred stock units	—	2		—	4

Diluted earnings per share:
Income from continuing operations, giving effect to dilutive adjustments	$243	475	$0.51	$199	486	$0.41

	Nine Months Ended June 26, 2009			Nine Months Ended June 27, 2008
	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
(Loss) income from continuing operations	$(2,040)	473	$(4.31)	$831	487	$1.71
Share options, restricted share awards and deferred stock units	—	—		—	4

Diluted earnings per share:
(Loss) income from continuing operations, giving effect to dilutive adjustments	$(2,040)	473	$(4.31)	$831	491	$1.70

        The computation of diluted earnings per share for the quarter and nine months ended June 26, 2009 excludes the effect of the potential exercise of options to purchase approximately 23 million shares and 27 million shares, respectively, and excludes restricted share awards and deferred stock units of approximately 5 million shares and 6 million shares, respectively, because the effect would be anti-dilutive.

        The computation of diluted earnings per share for both the quarter and nine months ended June 27, 2008 excludes the effect of the potential exercise of options to purchase approximately 17 million and 19 million shares, respectively, and excludes restricted share awards and deferred stock units of approximately 4 million shares in both periods because the effect would be anti-dilutive.

7.    Goodwill and Intangible Assets

        Annually, in the fiscal fourth quarter, and more frequently if triggering events occur, the Company tests goodwill for impairment by comparing the fair value of each reporting unit with its carrying amount.

        As previously reported, the Company began to experience a decline in revenue during the first quarter of 2009 in its ADT Worldwide, Fire Protection Services and Safety Products segments as a

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Goodwill and Intangible Assets (Continued)

result of a slowdown in the commercial markets including the retailer end market as well as a decline in sales volume at its Electrical Metal Products segment. Although the Company considered and concluded that these factors did not constitute triggering events during the first quarter of 2009, the continued existence of these conditions during the second quarter of 2009, along with downward revisions to forecasted results, restructuring actions and weaker industry outlooks, caused the Company to conclude that sufficient indicators of impairment existed for certain reporting units. Reporting units within ADT Worldwide, Fire Protection Services and Safety Products segments continued to be negatively impacted as a result of a slowdown in the commercial markets including the retailer end market. Additionally, the Company's Electrical and Metal Products reporting unit continued to be negatively impacted by a decline in sales volume due to the downturn in the non-residential construction market. During the second quarter of 2009, the Company determined that these underlying events and circumstances constituted triggering events for six reporting units where such events would more likely than not reduce the fair value below their respective carrying amounts. Specifically, the Company concluded that its Europe, Middle East and Africa ("EMEA") Security and EMEA Fire reporting units within the ADT Worldwide and Fire Protection Services segments, respectively, Electrical and Metal Products reporting unit within the Electrical and Metal Products segment and Access Control and Video Systems ("ACVS"), Life Safety and Sensormatic Retail Solutions ("SRS") reporting units within the Safety Products segment experienced triggering events. As a result of the triggering events, the Company assessed the recoverability of the reporting unit's long-lived assets in accordance with SFAS No. 144 and concluded that the carrying amounts were recoverable at March 27, 2009. Subsequently, the Company performed the first step of the goodwill impairment test for the reporting units.

        To perform the first step of the goodwill impairment test under SFAS No. 142 for the six reporting units with triggering events, the Company compared the carrying amounts of these reporting units to their estimated fair values. Fair value for each reporting unit is determined utilizing a discounted cash flow analysis based on the Company's forecasted cash flows and revenue and operating income growth rates, discounted using an estimated weighted average cost of capital of market participants. A market approach was utilized to corroborate the discounted cash flow analysis performed at each reporting unit. If the carrying amount of a reporting unit exceeded its fair value, goodwill was considered potentially impaired. In determining fair value, management relied on and considered a number of factors, including operating results, business plans, economic projections, cash flow forecasts, market data and the Company's overall market capitalization. Fair value determinations are sensitive to changes in the factors described above as well as to inherent uncertainties in applying them to the analysis of goodwill recoverability.

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

        The results of the first step of the goodwill impairment test indicated there was a potential impairment of goodwill in each of the six reporting units identified with triggering events, as the carrying amounts of the reporting units exceeded their respective fair values. As a result, the Company performed the second step of the goodwill impairment test for these reporting units in accordance with SFAS No. 142. The implied fair values of goodwill were determined by allocating the fair values of each reporting unit to all of the assets and liabilities of the applicable reporting unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination. The results of the second step of the goodwill impairment test indicated that the implied goodwill amount was less than the carrying amount of goodwill for each of the aforementioned reporting units. During the second quarter of 2009, the Company recorded an aggregate non-cash impairment charge of $2.6 billion ($2.6 billion after-tax). The non-cash impairment charge was recorded in goodwill and intangible asset impairments in the Company's Consolidated Statement of Operations for the nine months ended June 26, 2009. Specifically, the Company recorded the following non-cash goodwill impairment charges to goodwill at the following reporting units ($ in millions):

Reporting Unit	Pre-tax Charge	After-tax Charge
EMEA Fire	$180	$179
EMEA Security	613	610
Electrical and Metal Products	935	913
ACVS	327	321
Life Safety	240	236
SRS	346	340

Total	$2,641	$2,599

        During the third quarter of 2009, the Company considered and evaluated whether its goodwill balance at June 26, 2009 was recoverable. In order to evaluate the sensitivity of the fair values associated with the Company's reporting units, the Company utilized the discounted cash flow analyses from the Company's most recent tests updated to reflect each reporting unit's most recent financial forecast as well as applying a hypothetical 100 basis point increase in the weighted average cost of capital. Under this scenario, certain reporting units within the Company's ADT Worldwide, Fire Protection Services and Safety Products segments would have less than a ten percent excess of fair

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Goodwill and Intangible Assets (Continued)

value over carrying amount. The goodwill balance for these reporting units with less than ten percent excess of fair value over carrying amount in the aggregate was approximately $1 billion at June 26, 2009.

        As described above, the Company considers market capitalization as one of a number of factors in its evaluation of recoverability of goodwill. The Company considered and evaluated its market capitalization as well as the other factors described above and concluded that its remaining goodwill balance of $8.6 billion at June 26, 2009 is recoverable. As part of the Company's ongoing monitoring efforts, the Company will continue to consider the uncertainty of the current global economic environment and volatility in the stock market as well as in the Company's own stock price in assessing goodwill recoverability.

        Given the current economic environment and the uncertainties regarding the potential impact on the Company's business, there can be no assurance that the Company's estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the goodwill impairment test during the second quarter of 2009 will prove to be accurate predictions of the future. If the Company's assumptions regarding forecasted cash flow and revenue and operating income growth rates of certain reporting units are not achieved, it is possible that a further impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material.

        The changes in the carrying amount of goodwill by segment are as follows ($ in millions):

	ADT Worldwide	Flow Control	Fire Protection Services	Electrical and Metal Products	Safety Products	Total
Balance at September 26, 2008	$5,081	$1,993	$1,467	$1,024	$2,054	$11,619
Purchase Accounting Adjustments	5	—	(1)	—	(8)	(4)
Acquisitions	—	2	—	—	33	35
Divestitures	—	(3)	—	(6)	—	(9)
Impairment	(613)	—	(180)	(935)	(913)	(2,641)
Goodwill transfer due to segment realignment	(58)	2	56	(7)	7	—
Currency translation	(175)	(76)	(25)	(76)	(27)	(379)

Balance at June 26, 2009	$4,240	$1,918	$1,317	$—	$1,146	$8,621

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

        As previously reported, the Company began to experience a decline in revenue during the first quarter of 2009 at its ADT Worldwide and Safety Products segments due to a slowdown in the commercial markets including the retailer end market. Although the Company considered and concluded these factors did not constitute triggering events during the first quarter of 2009, the continued existence of these conditions during the second quarter of 2009, along with downward revisions to forecasted results, restructuring actions and weaker industry outlooks, caused the Company to conclude that sufficient indicators of impairment existed for certain indefinite-lived intangible assets. This deterioration of the business environment related to the retailer business of the Company's ADT Worldwide and Safety Products segments resulted in a further lowering of management's projections of revenues from the retailer end market during the second quarter of 2009.

        Based on these factors and uncertainties, estimates of future cash flows used in determining the fair value of the Company's Safety Products Sensormatic tradename as well as its ADT Worldwide franchise rights relating to Winner and Sensormatic Security Corp ("SSC") during the second quarter of 2009 were revised downward relative to the estimates used in the Company's most recent test during the fourth quarter of 2008. The range of the discount rates utilized was increased to reflect increased risk due to current economic volatility and uncertainties related to demand for the Company's products and services. The discount rates were as follows:

	Second Quarter of 2009	Fourth Quarter of 2008
Discount Rate	12.0% to 12.3%	10.4%

        The results of the impairment test conducted during the second quarter of 2009 indicated that the Safety Products Sensormatic tradename and ADT Worldwide Winner and SSC franchise rights estimated fair values were less than their respective carrying amounts. As such, the Company recorded an aggregate non-cash impairment charge of $64 million ($40 million after-tax) during the second quarter of 2009. The non-cash impairment charge was recorded in goodwill and intangible asset impairments in the Company's Consolidated Statement of Operations for the nine months ended

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Goodwill and Intangible Assets (Continued)

June 26, 2009. Specifically, the Company recorded the following non-cash intangible asset impairment charges to reduce the carrying amount of the following indefinite-lived intangible assets (in millions):

Intangible Asset	Pre-tax Charge	After-tax Charge
Sensormatic tradename	$42	$26
Winner franchise rights	14	9
SSC franchise rights	8	5

Total	$64	$40

        The carrying amount of these intangible assets is $141 million at June 26, 2009 and the Company believes such amount is recoverable. However, as indicated above, the fair value determinations require considerable judgment and are sensitive to change. In light of current economic conditions and the downturn experienced within the commercial markets including the retailer end market, further or protracted deterioration, especially related to the Company's retailer business within its ADT Worldwide and Safety Products segments, could result in additional impairments to these assets in future periods.

        Given the current economic environment and the uncertainties regarding the potential impact on the Company's business, there can be no assurance that the Company's estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the indefinite-lived intangible asset impairment test during the second quarter of 2009 will prove to be accurate predictions of the future. If the Company's assumptions regarding forecasted cash flow and revenue and operating income growth rates are not achieved, it is possible that a further impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such charge would be material.

        The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets ($ in millions):

	June 26, 2009			September 26, 2008
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Contracts and related customer relationships	$6,338	$4,175	14 years	$6,136	$3,958	14 years
Intellectual property	546	444	19 years	553	406	17 years
Other	17	12	12 years	17	12	15 years

Total	$6,901	$4,631	15 years	$6,706	$4,376	15 years

Non-Amortizable:
Intellectual property	$210			$253
Other	86			110

Total	$296			$363

        Intangible asset amortization expense for the quarters ended June 26, 2009 and June 27, 2008 was $127 million and $129 million, respectively. Intangible asset amortization expense for the nine months ended June 26, 2009 and June 27, 2008 was $384 million and $393 million, respectively.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Goodwill and Intangible Assets (Continued)

        The estimated aggregate amortization expense on intangible assets is expected to be approximately $150 million for the remainder of 2009, $400 million for 2010, $350 million for 2011, $300 million for 2012, $250 million for 2013 and $200 million for 2014.

8.    Debt

        Debt was as follows ($ in millions):

	June 26, 2009	September 26, 2008
Commercial paper	$200	$116
6.125% public notes due 2008(2)	—	300
6.125% public notes due 2009(2)	—	215
6.75% public notes due 2011	516	516
6.375% public notes due 2011	849	849
Revolving senior credit facility due 2012	—	286
6.0% public notes due 2013	655	655
8.5% public notes due 2019	750	—
7.0% public notes due 2019	434	435
6.875% public notes due 2021	716	717
7.0% public notes due 2028	14	16
6.875% public notes due 2029	21	23
Other(1)(2)	90	136

Total debt	4,245	4,264
Less current portion	19	555

Long-term debt	$4,226	$3,709

(1)
$19 million of the amount shown as other is the current portion of long-term debt as of June 26, 2009.

(2)
These instruments, plus $40 million of the amount shown as other, comprise the current portion of long-term debt as of September 26, 2008.

        The carrying amount of Tyco's debt subject to the provisions of FSP SFAS 107-1 and APB 28-1 at June 26, 2009 was $4,155 million. The Company has determined the fair value of such debt to be $4,279 million at June 26, 2009. The Company utilizes various valuation methodologies to determine the fair value of its debt which is primarily dependent on the type of market in which the Company's debt is traded. When available, the Company uses quoted market prices to determine the fair value of its debt which is traded in active markets. At June 26, 2009, the fair value of the Company's debt which is actively traded was $4,047 million. When quoted market prices are not readily available or representative of fair value, the Company utilizes market information of comparable debt with similar terms, such as maturities, interest rates and credit risk to determine the fair value of its debt which is traded in markets that are not active. At June 26, 2009, the fair value of the Company's debt which is not actively traded was $32 million. Additionally, the Company believes the carrying amount of its commercial paper of $200 million approximates fair value based on the maturities of such debt and the frequency in which the interest rates reset.

        In May 2008, Tyco International Finance S.A. ("TIFSA") commenced issuing commercial paper to U.S. institutional accredited investors and qualified institutional buyers. Borrowings under the commercial paper program are available for general corporate purposes. As of June 26, 2009 and

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Debt (Continued)

September 26, 2008, TIFSA had $200 million and $116 million, respectively, of commercial paper outstanding bearing interest at an average rate of 0.59% and 2.95%, respectively.

        At June 26, 2009 and September 26, 2008, the Company classified $200 million and $116 million, respectively, of short-term commercial paper as long-term. Settlement of the amount outstanding at June 26, 2009 is not expected to require the use of working capital in the next year, as the Company has both the intent and the ability to refinance this debt on a long-term basis.

        On January 9, 2009, TIFSA issued $750 million aggregate principal amount of 8.5% Notes due on January 15, 2019, which are fully and unconditionally guaranteed by the Company (the "2019 Notes"). TIFSA received net proceeds of approximately $745 million after underwriting discounts and offering expenses. The net proceeds may be used for general corporate purposes, which may include repayment of indebtedness, acquisitions, additions to working capital, repurchase of common shares, capital expenditures and investments in the Company's subsidiaries. The 2019 Notes are unsecured and rank equally with TIFSA's other unsecured and unsubordinated debt. TIFSA may redeem any of the 2019 Notes at any time by paying the greater of the principal amount of the notes or a "make-whole" amount, plus accrued and unpaid interest. The holders of the 2019 Notes have the right to require TIFSA to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control triggering event, which requires both a change of control and a rating event as defined by the Indenture governing the Notes. Additionally, the holders of the 2019 Notes have the right to require the Company to repurchase all or a portion of the 2019 Notes on July 15, 2014 at a purchase price equal to 100% of the principal amount of the notes tendered, plus accrued and unpaid interest. Otherwise, the notes mature on January 15, 2019. The Company incurred approximately $5 million of debt issuance costs in connection with the transaction, which includes underwriter discounts, as well as legal, accounting and rating agency fees. The debt issuance costs will be amortized from the date of issuance to the earliest redemption date, which is July 15, 2014. Interest is payable semiannually on January 15th and July 15th. The interest rate payable on the 2019 Notes is subject to escalations, as defined by the Indenture, if either Moody's or S&P downgrades the Company's debt rating below investment grade. The 2019 Notes will not be subject to the preceding adjustments if at any time the Company's debt rating increases one level above its current rating to A3 and A- for Moody's and S&P, respectively.

        On January 15, 2009, TIFSA made a payment of $215 million to extinguish all of its 6.125% notes due 2009 which matured on the same date. Additionally, in November 2008, TIFSA made a payment of $300 million to extinguish all of its 6.125% notes due 2008.

        On June 24, 2008, Tyco and TIFSA entered into a $500 million senior unsecured revolving credit agreement with Citibank, N.A., as administrative agent for the lenders party thereto. This credit agreement has a three-year term. Borrowings under this agreement have a variable interest rate based on LIBOR or an alternate base rate. The margin over LIBOR can vary based on changes in the Company's credit rating and facility utilization. Together with the existing $1.25 billion five-year senior revolving credit agreement, dated as of April 25, 2007, the Company's total committed revolving credit line was $1.75 billion. These revolving credit facilities may be used for working capital, capital expenditures and general corporate purposes. On January 29, 2009, the Company repaid $686 million to extinguish the entire outstanding balance under its revolving credit facilities. As of June 26, 2009, there were no amounts drawn under these facilities.

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

        On December 26, 2008, Lehman relinquished all of its rights and obligations as a lender under the $1.25 billion credit facility. At that time, Lehman assigned all of its commitment under the facility to TIFSA. As a result, the aggregate available commitment under the facility was reduced by the assigned amount. As of June 26, 2009, the aggregate available commitment under the Company's senior revolving credit facilities was $1.69 billion, $200 million of which was dedicated to backstop all of the Company's commercial paper outstanding as of such date.

9.    Financial Instruments

Derivative Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value at June 26, 2009. See below for the fair value of investments and financial instruments and Note 8 for debt.

        In the normal course of business, Tyco is exposed to market risk arising from changes in currency exchange rates and interest rates. The Company uses derivative financial instruments to manage exposures to foreign currency and interest rate risks. The Company's objective for utilizing derivative financial instruments is to manage these risks using the most effective methods to eliminate or reduce the impacts of these exposures.

        The Company manages foreign currency exchange rate risk through the use of derivative financial instruments comprised principally of forward foreign currency exchange contracts which are not designated as hedging instruments for accounting purposes. The objective of those derivatives instruments is to minimize the potential variability in cash flows associated with intercompany loans and accounts receivable, accounts payable and forecasted transactions that are denominated in certain foreign currencies. Effective March 17, 2009, Tyco changed its jurisdiction of incorporation from Bermuda to Switzerland. Until January 1, 2011 Tyco intends to make dividend payments in the form of a reduction of capital, denominated in Swiss francs. However, the Company expects to actually pay dividends in U.S. dollars, based on exchange rates in effect shortly before the payment date. Fluctuations in the value of the U.S. dollar compared to the Swiss Franc between the date the dividend is declared and paid will increase or decrease the U.S. dollar amount required to be paid. The Company manages the potential variability in cash flows associated with the dividend payments by entering into derivative financial instruments used as economic hedges of the underlying risk.

        The Company manages interest rate risk through the use of interest rate swap transactions with financial institutions acting as principal counterparties, which are designated as fair value hedges for accounting purposes. The Company enters into interest rate swap transactions with the objective of managing the exposure to interest rate risk by converting the interest rates on fixed-rate debt to variable rates. In these contracts, the Company agrees with financial institutions acting as principal

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Financial Instruments (Continued)

counterparties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount.

        For derivative instruments that are designated and qualify as fair value hedges, the Company documented the relationships between the hedging instruments and hedged items and linked derivatives designated as fair value hedges to specific debt issuances. For transactions designated as hedges, the Company also assessed and documented at the hedge's inception whether the derivatives used in hedging transactions were effective in offsetting changes in fair values associated with the hedged items. The Company will continue to assess hedge effectiveness on an on-going basis. The fair value hedges did not result in any hedge ineffectiveness for the quarter ended June 26, 2009.

        The Company does not use derivative financial instruments for trading or speculative purposes.

        All derivative financial instruments are reported on the Consolidated Balance Sheet at fair value with changes in the fair value of the derivative financial instruments recognized currently in earnings in accordance with SFAS No. 133. The following table summarizes the fair value of derivative instruments and their location in the Consolidated Balance Sheet as of June 26, 2009 ($ in millions).

Fair Values of Derivative Instruments

	Balance Sheet Location	Fair Value DR/(CR)	Balance Sheet Location	Fair Value DR/(CR)
Derivatives not designated as hedging instruments under Statement No. 133:
Derivative foreign exchange contracts in an asset position(1)	Other Current		Other Current
	Assets	$25	Liabilities	$1
Derivative foreign exchange contracts in a liability position(1)	Other Current		Other Current
	Assets	(1)	Liabilities	(8)

Net Asset/(Liability)		$24		$(7)

Derivatives designated as hedging instruments under Statement No. 133:
Derivative interest rate swap contracts	Other Assets	1		(—)

Total Asset/(Liability)		$25		$(7)

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Financial Instruments (Continued)

        The following table summarizes the fair value of derivative instruments and their location in the Consolidated Statements of Operations at June 26, 2009 ($ in millions).

The Effect of Derivative Instruments on the Consolidated Statements of Operations

		Amount of Gain or (Loss) Recognized in Earnings on Derivative
Derivatives not designated as hedging instruments under Statement No. 133:	Location of Gain or (Loss) Recognized in Earnings on Derivative	For the Quarter Ended June 26, 2009	For the Nine Months Ended June 26, 2009
Foreign Exchange Contracts(1)	Selling, general and
	administrative expenses	$(4)	$(9)
Foreign Exchange Contracts(2)	Other income (expense), net	$6	$27

(1)
Includes economic hedges related to operating activities

(2)
Includes economic hedges related to dividends declared in Swiss Francs

        As of June 26, 2009, the total gross notional amount of the Company's foreign exchange contracts was $0.6 billion.

		Amount of Gain or (Loss) Recognized in Earnings on Derivative
Derivatives designated as hedging instruments under Statement No. 133:	Location of Gain or (Loss) Recognized in Earnings on Derivative	For the Quarter Ended June 26, 2009	For the Nine Months Ended June 26, 2009
Interest Rate Swap Contracts(1)	Interest expense	$1	$1

(1)
The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. The Company includes the gain or loss on the hedged item in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps. For the quarter and nine months ended June 26, 2009, the Company recognized a $1 million loss on the underlying debt issuances.

        As of June 26, 2009, the total gross notional amount of the Company's interest rate contracts was $1.4 billion.

Counterparty Credit Risk

        The use of derivative financial instruments exposes the Company to counterparty credit risk. If the counterparty fails to perform, the Company is exposed to losses if the derivative is in an asset position. When the fair value of a derivative instrument is an asset, the counterparty has to pay the Company to settle the contract. This exposes the Company to credit risk. However, when the fair value of a derivative instrument is a liability, the Company has to pay the counterparty to settle the contract and therefore there is no counterparty credit risk. Tyco has established policies and procedures to limit the potential for counterparty credit risk, including establishing limits for credit exposure and continually assessing the creditworthiness of counterparties. As a matter of practice, the Company deals with major banks worldwide having long-term Standard & Poor's and Moody's credit ratings of A-/A3 or higher. To further reduce the risk of loss, the Company generally enters into International Swaps and Derivatives Association master agreements with substantially all of its counterparties. Master netting agreements provide protection in bankruptcy in certain circumstances and, in some cases, enable

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Financial Instruments (Continued)

receivables and payables with the same counterparty to be offset on the Consolidated Balance Sheets, providing for a more meaningful balance sheet presentation of credit exposure. The Company's derivative contracts do not contain any credit risk related contingent features and do not require collateral or other security to be furnished by the Company or the counterparties.

        The Company's exposure to credit risk associated with its derivative instruments is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. As of June 26, 2009, the Company was exposed to industry concentration with financial institutions as well as risk of loss if an individual counterparty or issuer failed to perform its obligations under contractual terms. The maximum amount of loss that the Company would incur, without giving consideration to the effects of legally enforceable master netting agreements, is approximately $26 million.

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

        When available, the Company uses quoted market prices to determine the fair value of investment securities. Such investments are included in Level 1. When quoted market prices are not readily available, pricing determinations are made based on the results of valuation models using observable market data such as recently reported trades, bid and offer information and benchmark securities. These investments are included in Level 2 and consist primarily of U.S. government debt securities and corporate debt securities.

Derivative Financial Instruments

        As described above, under the caption "Derivative Instruments" derivative assets and liabilities consist principally of forward foreign currency exchange contracts and interest rate swaps. The fair values for these derivative financial instruments are derived from pricing models that take into account the contractual terms and features of each instrument, forward foreign currency rates for the Company's foreign exchange contracts and yield curves for the Company's interest rate swaps existing at the end of the period. Valuations are adjusted to reflect creditworthiness of the counterparty for assets and the creditworthiness of the Company for liabilities. Such adjustments are based on observable market evidence and are categorized as Level 2 exposures.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents the Company's assets and liabilities measured at fair value on a recurring basis at June 26, 2009 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the valuation.

($ in millions)	Level 1	Level 2	Fair Value at June 26, 2009
Assets
Available-for-Sale Securities	$52	$269	$321
Derivative foreign exchange contracts in an asset position(1)	—	24	24
Derivative interest rate swap contracts	—	1	1

Total	$52	$294	$346

Liabilities
Derivative foreign exchange contracts in a liability position(1)	$—	$(7)	$(7)

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Financial Instruments (Continued)

Other

        During fiscal 2008 and through the third quarter of fiscal 2009, the Company designated certain intercompany loans as permanent in nature. As of June 26, 2009, $2.8 billion of intercompany loans have been designated as permanent in nature and for the quarter and nine months ended June 26, 2009, the Company recorded a $230 million cumulative transaction gain and a $123 million cumulative transaction loss, respectively, through accumulated other comprehensive income related to these loans.

10.    Commitments and Contingencies

        In connection with the Separation, the Company entered into a liability sharing agreement regarding certain legal actions that were pending against Tyco prior to the Separation. Under the Separation and Distribution Agreement, the Company, Covidien and Tyco Electronics are jointly and severally liable for the full amount of any judgments resulting from the actions subject to the agreement, which generally relate to legacy matters that are not specific to the business operations of any of the companies (including Employee Retirement Income Security Act ("ERISA"), Foreign Corrupt Practices Act ("FCPA") and securities claims). The Separation and Distribution Agreement also provides that the Company will be responsible for 27%, Covidien 42% and Tyco Electronics 31% of payments to resolve these matters, with costs and expenses associated with the management of these contingencies being shared equally among the parties. In addition, under the agreement, the Company will manage and control all the legal matters related to assumed contingent liabilities as described in the Separation and Distribution Agreement, including the defense or settlement thereof, subject to certain limitations. Additionally, at the time of the Separation, the Company, Covidien and Tyco Electronics agreed to allocate responsibility for certain legacy tax claims pursuant to the same formula under the Tax Sharing Agreement. See Note 5.

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

        In 2007, the Company agreed to settle 32 purported securities class action lawsuits arising from actions alleged to have been taken by prior management for $2.975 billion, and the settlement became final in February 2008. Tyco is not subject to any further liability for the class action settlement. Of this amount, the Company contributed $803 million, representing its share under the Separation and Distribution Agreement, to an escrow account established in connection with the settlement and recorded a current liability of $2.975 billion in the third quarter of 2007. Since the settlement was agreed to, the Company has recovered certain amounts from insurers. As a result, the Company recorded $151 million of recoveries in its Consolidated Statements of Operations through the end of fiscal 2008. Based on the Separation and Distribution Agreement, the Company also recorded payables to Covidien and Tyco Electronics for their portion of the recoveries through such date with an offset to

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

Shareholders' Equity. The Company did not recover any additional settlements from insurers during the first nine months of 2009.

        The class action settlement did not purport to resolve all legacy securities cases, and several remain outstanding, including the claims related to the Stumpf matter described below. The settlement also did not release claims arising under ERISA and related lawsuits, which are also described below. In addition, as of the opt-out deadline, Tyco had received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. A number of these individuals and entities have filed claims separately against Tyco. Any judgments resulting from such claims or from claims that are filed in the future would not reduce the class action settlement amount. Generally, the claims asserted by these plaintiffs include claims similar to those asserted by the settling defendants; namely, violations of the disclosure provisions of federal securities laws. Since the class action settlement became final in February 2008, the Company has agreed to settle substantially all of the opt-out claims that had subsequently been filed as well as the ERISA related claims. The Stumpf matter remains outstanding.

        During the first half of fiscal 2009, the Company settled a number of legal matters stemming from alleged violations of federal securities laws committed by former senior management, including three lawsuits from plaintiffs that had opted out of the June 2007 class action settlement for an aggregate amount of approximately $90 million. Pursuant to the Separation and Distribution Agreement, the Company's share of the settlement amount was approximately $24 million, with Covidien and Tyco Electronics responsible for approximately $38 million and $28 million, respectively. The Company recorded the total settlement amount of $90 million as a liability within the Company's Consolidated Balance Sheet at March 27, 2009, and recorded a receivable due from Covidien and Tyco Electronics for their respective portion of the liability of $38 million and $28 million, respectively, which were recorded in other current assets in the Company's Consolidated Balance Sheet at March 27, 2009. As a result, the Company recorded a $24 million charge to its Consolidated Statement of Operations for the quarter ended March 27, 2009.

        At each balance sheet date, the Company assesses the need for reserves related to its contingent liabilities in accordance with SFAS No. 5, "Accounting for Contingencies." Prior to the second quarter of 2009, the Company concluded that it was not possible to reasonably estimate the amount of loss, or range of loss, if any, that might result from an adverse resolution of the legacy securities matters described above. However, in light of the settlements in the second quarter and other recent settlement activity, the Company concluded that its best estimate of probable loss for its remaining legacy securities matters (including the remaining opt-out claims and the Stumpf and ERISA matters described below) was $375 million in the aggregate, which the Company recorded as a liability in other current liabilities in the Consolidated Balance Sheet at March 27, 2009. Because any payments ultimately made in connection with these matters are subject to the sharing provisions of the Separation and Distribution Agreement described above, the Company also recorded receivables from Covidien and Tyco Electronics in the amounts of $158 million and $116 million, respectively, which were recorded in other current assets in the Company's Consolidated Balance Sheet at March 27, 2009. As a result, the Company recorded a net charge of $101 million related to these unresolved legacy securities matters during the quarter ended March 27, 2009 in selling, general, and administrative expenses in the Consolidated Statement of Operations.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

        During the quarter ended June 26, 2009, the Company agreed to settle with five of the plaintiffs that had opted-out of the class action settlement for a total of $199 million. Pursuant to the Separation and Distribution Agreement, the Company's share of the settlement amount was approximately $54 million, with Covidien and Tyco Electronics responsible for approximately $83 million and $62 million, respectively. This settlement activity did not result in the Company recording a charge to its Consolidated Statement of Operations for the three months ended June 26, 2009 as the Company had established a reserve for its best estimate of the amount of loss during the second quarter of 2009 as discussed above.

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

        Tyco and certain of its current and former employees, officers and directors, have been named as defendants in eight class actions brought under ERISA. All eight actions have been consolidated in the District Court in New Hampshire. The consolidated complaint purported to bring claims on behalf of the Company's Retirement Savings and Investment Plans and the participants therein and alleged that the defendants breached their fiduciary duties under ERISA by negligently misrepresenting and negligently failing to disclose material information concerning, among other things, the following: related-party transactions and executive compensation; the Company's mergers and acquisitions and the accounting therefor, as well as allegedly undisclosed acquisitions; and misstatements of the Company's financial results. The complaint also asserted that the defendants breached their fiduciary duties by allowing the Plans to invest in the Company's shares when it was not a prudent investment. The complaints sought recovery of alleged plan losses arising from alleged breaches of fiduciary duties. On May 14, 2009, the Company agreed to settle this amount for a total of $70 million, subject to the entry of a final order by the court approving the settlement. Pursuant to the Separation and Distribution Agreement, the Company's share of the settlement amount was approximately $19 million, with Covidien and Tyco Electronics responsible for approximately $29 million and $22 million, respectively. This settlement did not result in the Company recording a charge to its Consolidated Statement of Operations for the three months ended June 26, 2009 as the Company had established a reserve for its best estimate of the amount of loss during the second quarter of 2009 as discussed above.

        Under the terms of the Separation and Distribution Agreement, each of Tyco, Covidien and Tyco Electronics are jointly and severally liable for the full amount of any legacy securities matters, including the Stumpf matter.

        The Company continues to believe that the accrual remaining at June 26, 2009 is its best estimate for the remaining unresolved claims. Although the Company has reserved its best estimate of probable loss related to unresolved legacy securities claims, their ultimate resolution could differ from this

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

estimate and could have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 26, 2009, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $36 million to $77 million. As of June 26, 2009, Tyco concluded that the best estimate within this range is approximately $43 million, of which $10 million is included in accrued and other current liabilities and $33 million is included in other liabilities in the Company's Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payments related to these known environmental liabilities will not have a material adverse effect on its financial position, results of operations or cash flows.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

        In the Company's experience, a large percentage of these claims were never substantiated and, as a result, have been dismissed by the courts. The Company will continue to vigorously defend the lawsuits that have been filed against it and its subsidiaries, but cannot predict whether it will be successful in those cases that proceed to trial. When appropriate, the Company settles claims. Of the lawsuits that have proceeded to trial since 2008, Tyco has won or settled all but one case, with that one case returning an adverse jury verdict for approximately $7.7 million, which included both compensatory and punitive damages. The Company has appealed the verdict and believes that it will ultimately be overturned. As of June 26, 2009, there were approximately 4,700 asbestos cases pending against the Company and its subsidiaries.

        The Company's estimate of the liability for pending and future claims is based on claim experience over the past five years and covers claims expected to be filed over the next seven years. The Company believes that it has adequate amounts accrued related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, the Company believes that the final outcome of all known and anticipated future claims, after taking into account its substantial indemnification rights and insurance coverage, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Compliance Matters

        As previously reported in the Company's periodic filings, the Company has received and responded to various allegations and other information that certain improper payments were made by the Company's subsidiaries in recent years. For example, two subsidiaries in the Company's Flow Control business in Italy have been charged, along with numerous other parties, in connection with the Milan public prosecutor's investigation into allegedly improper payments made to certain Italian entities, and the Company has reported to German authorities recently discovered potentially improper conduct involving agents retained by the Company's EMEA water business. The Company has reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to the allegations and its internal investigations. The Company also informed the DOJ and the SEC that it has retained outside counsel to perform a Company-wide baseline review of its policies, controls and practices with respect to compliance with the FCPA, and that it would continue to investigate and make periodic progress reports to these agencies. The Company has and will continue to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by the Company in the course of its ongoing compliance activities. To date, the baseline review has revealed that some business practices may not comply with Tyco and FCPA requirements. At this time, the Company cannot predict the outcome of these matters and other allegations reported to U.S. and non-U.S. regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of these matters. However, it is possible that the Company may be required to pay material fines, consent to injunctions on future conduct, or suffer other penalties or adverse impacts, each of which could have a material adverse effect on its financial position, results of operations or cash flows.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million. The quarterly withdrawal liability payments are $1.1 million, $8.8 million of which had been paid by June 26, 2009. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

Other Matters

        Fitzpatrick Contractors Limited v. Tyco Fire and Integrated Solutions (UK) Ltd.    On July 18, 2007, Fitzpatrick Contractors Limited ("FCL") commenced an action against Tyco Fire and Integrated Solutions (UK) Ltd. in the High Court of Justice, Queen Bench Division, Technology and Construction Court, United Kingdom, alleging that Tyco entered into a binding contract in 2002 for the design,

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

manufacture and installation of mechanical and electrical works for the refurbishment of a portion of London Transport's Blackwall Tunnel. FCL had sought damages for breach of contract in the amount of approximately $38 million. The Company has settled all of the claims related to this matter for total consideration of 13.3 million British Pounds (approximately $20 million).

        As previously reported, in 2002, the SEC's Division of Enforcement conducted an investigation related to past accounting practices for dealer connect fees that ADT had charged to its authorized dealers upon purchasing customer accounts. The investigation related to accounting practices employed by the Company's former management, which were discontinued in 2003. Although the Company settled with the SEC in 2006, a number of former dealers and related parties have filed lawsuits against the Company, including a class action lawsuit filed in the District Court of Arapahoe County, Colorado, alleging breach of contract and other claims related to ADT's decision to terminate certain authorized dealers in 2002 and 2003. While it is not possible at this time to predict the final outcome of these lawsuits, the Company does not believe these claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

11.    Retirement Plans

        Defined Benefit Pension Plans    SFAS No. 158 requires companies to measure plan assets and benefit obligations as of their fiscal year end and provides two transition alternatives related to the change in the measurement date provisions. The Company adopted the measurement date provisions of SFAS No. 158 on the first day of fiscal 2009. As a result, the Company measured its plan assets and benefit obligations on September 26, 2008 and adjusted its opening balances of accumulated earnings and accumulated other comprehensive income for the change in net periodic benefit cost and fair value, respectively, from the previously used measurement date of August 31, 2008. The adoption of the measurement date provisions resulted in a net decrease to accumulated earnings of $5 million, net of an income tax benefit of $2 million, and a net increase to accumulated other comprehensive income of $61 million, net of income taxes of $28 million.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    Retirement Plans (Continued)

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows ($ in millions):

	U.S. Plans
	For the Quarter Ended		For the Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Service cost	$2	$2	$7	$6
Interest cost	12	12	37	36
Expected return on plan assets	(12)	(15)	(37)	(44)
Amortization of prior service cost	1	—	1	1
Amortization of net actuarial loss	2	2	7	4

Net periodic benefit cost	$5	$1	$15	$3

	Non-U.S. Plans
	For the Quarter Ended		For the Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Service cost	$9	$12	$26	$35
Interest cost	21	21	62	63
Expected return on plan assets	(18)	(21)	(54)	(63)
Amortization of prior service credit	(2)	(1)	(2)	(2)
Amortization of net actuarial loss	5	5	14	15
Plan settlements and curtailments termination benefits	—	—	(1)	—

Net periodic benefit cost	$15	$16	$45	$48

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

        The Company anticipates that it will contribute at least the minimum required to its pension plans in fiscal year 2009 of $4 million for U.S. plans and $60 million for non-U.S. plans. The Company also anticipates making a voluntary contribution up to $20 million during the fourth quarter to its U.S. plans. During the nine months ended June 26, 2009, the Company contributed $48 million to its U.S. and non-U.S. pension plans.

        Postretirement Benefit Plans    Net periodic postretirement benefit cost was insignificant for both periods.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Shareholders' Equity

        As discussed in Note 1, effective March 17, 2009, the Company changed its jurisdiction of incorporation from Bermuda to the Canton of Schaffhausen, Switzerland. In connection with the Change of Domicile, the par value of the Company's common shares increased from $0.80 per share to 8.53 Swiss Francs (CHF) per share (or $7.21 based on the exchange rate in effect on March 17, 2009). The Change of Domicile was approved at a special general meeting of shareholders held on March 12, 2009. The following steps occurred in connection with the Change of Domicile, which did not result in a change to total Shareholders' Equity.

  (1)
  approximately 21 million shares held directly or indirectly in treasury were cancelled;

  (2)
  the par value of common shares was increased from $0.80 to CHF 8.53 through an approximate 1-for-9 reverse share split, followed by the issuance of approximately eight fully paid up shares so that the same number of shares were outstanding before and after the Change of Domicile, which reduced share premium and increased common shares; and

  (3)
  the remaining amount of share premium was eliminated with a corresponding increase to contributed surplus.

        Preference Shares    In connection with the Change of Domicile, all authorized preference shares were cancelled. At September 26, 2008 Tyco had authorized 31,250,000 preference shares, par value of $4 per share, none of which were issued and outstanding.

        Common Shares    As of June 26, 2009 the Company's share capital amounted to CHF 3,978,149,338.30 or 479,295,101 registered common shares with a par value of CHF 8.30 per share. Until March 12, 2011, the Board of Directors may increase the Company's share capital by a maximum amount of CHF 1,989,074,665 by issuing a maximum of 239,647,550 shares. In addition, until March 12, 2011, (i) the share capital of the Company may be increased by an amount not exceeding CHF 397,814,933 through the issue of a maximum of 47,929,510 shares through the exercise of conversion and/or option or warrant rights granted in connection with bonds, notes or similar instruments including convertible debt instruments and (ii) the share capital of the Company may be increased by an amount not exceeding CHF 397,814,933 through the issue of a maximum of 47,929,510 shares to employees and other persons providing services to the Company. Although the Company states its par value in Swiss Francs it continues to use the U.S. dollar as its reporting currency for preparing its consolidated financial statements.

        Shares Owned by Subsidiaries and Common Shares Held in Treasury    Prior to the Change of Domicile, approximately 21 million shares held by the Company directly or indirectly in treasury were cancelled. At June 26, 2009 there were approximately 6 million shares held in treasury. At September 26, 2008 there were approximately 22 million shares held by a subsidiary and 5 million shares held directly in treasury.

        Share Premium and Contributed Surplus    As of September 26, 2008, Tyco International Ltd. was incorporated under the laws of Bermuda. In accordance with the Bermuda Companies Act 1981, when Tyco issued shares for cash at a premium to their par value, the resulting premium was an increase to a share premium account, a non-distributable reserve. Contributed surplus, subject to certain conditions, is a distributable reserve. As discussed above, effective March 17, 2009, the Company discontinued its existence as a Bermuda corporation and became a Swiss corporation. The Company undertook a number of steps in connection with the Change of Domicile described above, that reduced its share

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Shareholders' Equity (Continued)

premium to zero at March 17, 2009 and increased common shares to approximately $3.5 billion. Any share premium remaining after this recapitalization was allocated to contributed surplus, which eliminated the remaining share premium balance.

        Dividends    Pursuant to Swiss law, dividend payments made prior to January 1, 2011 are subject to Swiss withholding taxes unless made in the form of a return of capital from the Company's registered share capital. As a result, the Company intends to first pay dividends in the form of a reduction of registered share capital until at least January 1, 2011. After January 1, 2011, the Company expects to make dividend payments in the form of a reduction in contributed surplus, which also may be made free of Swiss withholding taxes.

        On March 12, 2009 the Company's Board of Directors declared a quarterly dividend on the Company's common shares of 0.23 CHF per share, which was paid on May 27, 2009 to shareholders of record on April 30, 2009. On May 7, 2009 the Company's Board of Directors declared a quarterly dividend on the Company's common shares of 0.23 CHF per share, which will be paid on August 26, 2009 to shareholders of record on July 31, 2009. These quarterly dividends represent the first and second installments of an annual dividend of CHF 0.93 per share approved by the shareholders on March 12, 2009. Under Swiss law, approval by the shareholders establishes the dividend. As a result, the Company recorded an accrued dividend of CHF 440 million as of March 12, 2009 which approximated $377 million based on the exchange rate in effect on that date. The dividend was approved at the special shareholders meeting on March 12, 2009 and is made in the form of a return of capital. This amount was recorded as a reduction of common shares, which reduced the Company's par value of CHF 8.53 to CHF 7.60. However, the Company expects to actually pay dividends in U.S. dollars, based on exchange rates in effect shortly before the payment date. Prior to the Change of Domicile, on December 4, 2008, the Company's Board of Directors declared a quarterly dividend on the Company's common shares of $0.20 per share, which was paid on February 2, 2009 to shareholders of record on January 5, 2009. This amount was recorded as a reduction of accumulated earnings. On December 6, 2007, March 13, 2008 and May 8, 2008 the Company's Board of Directors declared a quarterly dividend on the Company's common shares of $0.15 per share, which were paid on February 1, 2008, May 1, 2008 and August 1, 2008, respectively, to shareholders of record on January 3, 2008, April 1, 2008 and July 1, 2008, respectively.

13.    Share Plans

        During the nine months ended June 26, 2009, the Company issued its annual share-based compensation grants. The total number of awards issued was approximately 8 million, of which 5 million were share options, 2 million were restricted unit awards and 1 million were performance share unit awards. The options and restricted stock units vest in equal annual installments over a period of 4 years and the performance share unit awards vest after a period of 3 years based on the level of attainment of the applicable performance metrics, which are determined by the Compensation and Human Resources Committee of the Board. The weighted-average grant-date fair value of the share options, restricted unit awards and performance share unit awards was $7.15, $29.00 and $27.84, respectively. The weighted-average assumptions used in the Black-Scholes option pricing model included an expected stock price volatility of 32%, a risk free interest rate of 2.71%, an expected annual dividend per share of $0.80 and an expected option life of 5.2 years.

        During the nine months ended June 27, 2008, there were no material share-based compensation grants.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14.    Consolidated Segment Data

        The Company, from time to time, will realign businesses and management responsibility within its operating segments that possess similar characteristics such as product and service offerings. These realignments are designed to more fully leverage existing capabilities and enhance development for future products and services. Effective September 27, 2008, certain businesses were transferred from the Company's ADT Worldwide segment to the Company's Fire Protection Services segment, from the Company's Fire Protection Services segment to the Company's Flow Control segment and from the Company's Electrical and Metal Products segment to the Company's Safety Products segment. The realignment of these businesses results in segment data being presented in line with management's view of segment operating results. The revenue and operating income for the period ending June 27, 2008 has been recast to reflect the realignment of the Company's ADT Worldwide businesses to the Company's Fire Protection Services segment. All the other business realignments were not recast because the changes were immaterial. Additionally, the segment data presented have been reclassified to exclude the results of discontinued operations. Selected information by segment is presented in the following tables ($ in millions):

	For the Quarter Ended		For the Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Net revenue(1):
ADT Worldwide	$1,730	$1,927	$5,216	$5,750
Flow Control	954	1,132	2,840	3,230
Fire Protection Services	856	992	2,524	2,824
Electrical and Metal Products	320	652	1,066	1,681
Safety Products	380	511	1,170	1,427
Corporate and Other	—	1	—	3

Net revenue	$4,240	$5,215	$12,816	$14,915

(1)
Revenue by operating segment excludes intercompany transactions.

	For the Quarter Ended		For the Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Operating income (loss):
ADT Worldwide	$233	$237	$7	$703
Flow Control	122	152	392	466
Fire Protection Services	67	99	3	254
Electrical and Metal Products	(17)	141	(952)	254
Safety Products	34	79	(835)	219
Corporate and Other	(100)	(131)	(417)	(384)

Operating income (loss)	$339	$577	$(1,802)	$1,512

        There were no significant changes to total assets by segment other than the goodwill and intangible asset impairments described in Note 7.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    Inventory

        Inventories consisted of the following ($ in millions):

	June 26, 2009	September 26, 2008
Purchased materials and manufactured parts	$559	$681
Work in process	227	272
Finished goods	804	926

Inventories	$1,590	$1,879

        Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

16.    Property, Plant and Equipment

        Property, plant and equipment consisted of the following ($ in millions):

	June 26, 2009	September 26, 2008
Land	$152	$152
Buildings	791	772
Subscriber systems	5,304	5,235
Machinery and equipment	2,332	2,339
Property under capital leases(1)	44	51
Construction in progress	158	132
Accumulated depreciation(2)	(5,352)	(5,162)

Property, Plant and Equipment, net	$3,429	$3,519

(1)
Property under capital leases consists primarily of buildings.

(2)
Accumulated amortization of capital lease assets was $26 million and $23 million at June 26, 2009 and September 26, 2008, respectively.

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

        There are certain guarantees or indemnifications extended among Tyco, Covidien and Tyco Electronics in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. At the time of the Separation, Tyco recorded a liability necessary to recognize the fair value of such guarantees and indemnifications in accordance with FIN 45. In the absence of observable transactions for identical or similar guarantees, the Company determined the fair value of these guarantees and indemnifications utilizing expected present value measurement techniques. Significant assumptions utilized to determine fair value included determining a range of potential

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17.    Guarantees (Continued)

outcomes, assigning a probability weighting to each potential outcome and estimating the anticipated timing of resolution. The probability weighted outcomes were discounted using the Company's incremental borrowing rate. The liability necessary to reflect the fair value of the guarantees and indemnifications under the Tax Sharing Agreement is $554 million, which is included in other liabilities on the Company's Consolidated Balance Sheet at June 26, 2009 and September 26, 2008, respectively. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. See Note 5 for further discussion of the Tax Sharing Agreement.

        In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien and Tyco Electronics operating entities. In connection with the Separation, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien or Tyco Electronics. To the extent these guarantees were not assigned prior to the Separation date, Tyco assumed primary liability on any remaining such support. The estimated fair value of these obligations is $4 million and $7 million, which is included in other liabilities on the Company's Consolidated Balance Sheets at June 26, 2009 and September 26, 2008, respectively, and were recorded in accordance with FIN 45 with an offset to shareholders' equity on the Separation date.

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

        The Company records estimated product warranty costs at the time of sale. The following is a roll-forward of the Company's warranty accrual ($ in millions):

	For the Quarter Ended June 26, 2009	For the Nine Months Ended June 26, 2009
Beginning Balance	$84	$105
Warranties issued during the period	8	19
Changes in estimates	—	—
Settlements	(18)	(47)
Currency translation	2	(1)

Balance at June 26, 2009	$76	$76

        In 2001, a division of Safety Products initiated a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17.    Guarantees (Continued)

O-ring seal sprinkler heads which were originally manufactured by Central Sprinkler prior to Tyco's acquisition. Under this program, the sprinkler heads are being replaced free of charge to property owners. On May 1, 2007, the Consumer Product Safety Commission and the Company announced an August 31, 2007 deadline for filing claims to participate in the VRP. The Company will fulfill all valid claims for replacement of qualifying sprinklers received up to August 31, 2007. The ultimate cost to complete the program will be impacted by a number of factors such as changes in material and labor costs, and the actual number of sprinkler heads replaced. Settlements during the quarter and nine months ended June 26, 2009 include cash expenditures of $8 million and $27 million, respectively, related to the VRP.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended June 26, 2009

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$4,240	$—	$4,240
Cost of product sales	—	—	1,852	—	1,852
Cost of services	—	—	893	—	893
Selling, general and administrative expenses	8	(1)	1,117	—	1,124
Restructuring, asset impairment and divestiture charges, net	—	—	32	—	32

Operating (loss) income	(8)	1	346	—	339
Interest income	—	—	9	—	9
Interest expense	—	(73)	(1)	—	(74)
Other income, net	1	—	—	—	1
Equity in net income of subsidiaries	591	284	—	(875)	—
Intercompany interest and fees	(341)	33	308	—	—

Income from continuing operations before income taxes and minority interest	243	245	662	(875)	275
Income tax benefit (expense)	—	15	(46)	—	(31)
Minority interest	—	—	(1)	—	(1)

Income from continuing operations	243	260	615	(875)	243
Income from discontinued operations, net of income taxes	44	43	44	(87)	44

Net income	$287	$303	$659	$(962)	$287

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended June 27, 2008

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$5,215	$—	$5,215
Cost of product sales	—	—	2,378	—	2,378
Cost of services	—	—	986	—	986
Selling, general and administrative expenses	14	1	1,219	—	1,234
Class action settlement, net	(7)	—	—	—	(7)
Separation (credits) costs	(4)	—	4	—	—
Restructuring, asset impairment and divestiture charges, net	—	—	47	—	47

Operating (loss) income	(3)	(1)	581	—	577
Interest income	—	—	16	—	16
Interest expense	—	(88)	(3)	—	(91)
Other income (expense), net	2	(259)	—	—	(257)
Equity in net income of subsidiaries	570	438	—	(1,008)	—
Intercompany interest and fees	(370)	36	334	—	—

Income from continuing operations before income taxes and minority interest	199	126	928	(1,008)	245
Income tax benefit (expense)	—	99	(144)	—	(45)
Minority interest	—	—	(1)	—	(1)

Income from continuing operations	199	225	783	(1,008)	199
Income from discontinued operations, net of income taxes	277	275	277	(552)	277

Net income	$476	$500	$1,060	$(1,560)	$476

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended June 26, 2009

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$12,816	$—	$12,816
Cost of product sales	—	—	5,692	—	5,692
Cost of services	—	—	2,637	—	2,637
Selling, general and administrative expenses	144	4	3,316	—	3,464
Goodwill and intangible asset impairments	—	—	2,705	—	2,705
Restructuring, asset impairment and divestiture charges, net	2	—	118	—	120

Operating loss	(146)	(4)	(1,652)	—	(1,802)
Interest income	—	1	31	—	32
Interest expense	—	(219)	(6)	—	(225)
Other income, net	6	2	4	—	12
Equity in net loss of subsidiaries	(850)	(1,741)	—	2,591	—
Intercompany interest and fees	(1,050)	102	948	—	—

Loss from continuing operations before income taxes and minority interest	(2,040)	(1,859)	(675)	2,591	(1,983)
Income tax benefit (expense)	—	49	(104)	—	(55)
Minority interest	—	—	(2)	—	(2)

Loss from continuing operations	(2,040)	(1,810)	(781)	2,591	(2,040)
Income from discontinued operations, net of income taxes	37	32	37	(69)	37

Net loss	$(2,003)	$(1,778)	$(744)	$2,522	$(2,003)

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended June 27, 2008

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$14,915	$—	$14,915
Cost of product sales	—	—	6,764	—	6,764
Cost of services	—	—	2,942	—	2,942
Selling, general and administrative expenses	52	2	3,551	—	3,605
Class action settlement, net	(7)	—	—	—	(7)
Separation (credits) costs	(18)	—	22	—	4
Restructuring, asset impairment and divestiture charges, net	—	—	95	—	95

Operating (loss) income	(27)	(2)	1,541	—	1,512
Interest income	47	—	52	—	99
Interest expense	(47)	(263)	(13)	—	(323)
Other income (expense), net	52	(257)	—	—	(205)
Equity in net income of subsidiaries	1,940	1,204	—	(3,144)	—
Intercompany interest and fees	(1,134)	123	1,011	—	—

Income from continuing operations before income taxes and minority interest	831	805	2,591	(3,144)	1,083
Income tax benefit (expense)	—	138	(387)	—	(249)
Minority interest	—	—	(3)	—	(3)

Income from continuing operations	831	943	2,201	(3,144)	831
Income from discontinued operations, net of income taxes	288	282	288	(570)	288

Net income	$1,119	$1,225	$2,489	$(3,714)	$1,119

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

June 26, 2009

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,779	$—	$1,779
Accounts receivable, net	—	—	2,638	—	2,638
Inventories	—	—	1,590	—	1,590
Intercompany receivables	1,067	98	15,855	(17,020)	—
Prepaid expenses and other current assets	254	—	1,502	—	1,756
Assets held for sale	27	—	27	(27)	27

Total current assets	1,348	98	23,391	(17,047)	7,790
Property, plant and equipment, net	—	—	3,429	—	3,429
Goodwill	—	—	8,621	—	8,621
Intangible assets, net	—	—	2,566	—	2,566
Investment in subsidiaries	44,375	15,672	—	(60,047)	—
Intercompany loans receivable	—	13,301	19,006	(32,307)	—
Other assets	122	249	2,486	—	2,857

Total Assets	$45,845	$29,320	$59,499	$(109,401)	$25,263

Liabilities and Shareholder's Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$—	$19	$—	$19
Accounts payable	—	—	1,180	—	1,180
Accrued and other current liabilities	586	74	2,171	—	2,831
Deferred revenue	—	—	621	—	621
Intercompany payables	9,167	6,746	1,107	(17,020)	—

Total current liabilities	9,753	6,820	5,098	(17,020)	4,651
Long-term debt	—	4,149	77	—	4,226
Intercompany loans payable	22,938	391	8,978	(32,307)	—
Other liabilities	559	—	3,219	—	3,778

Total Liabilities	33,250	11,360	17,372	(49,327)	12,655
Minority interest	—	—	13	—	13
Shareholders' Equity:
Preference shares	—	—	2,500	(2,500)	—
Common shares	3,122	—	(236)	—	2,886
Other shareholders' equity	9,473	17,960	39,850	(57,574)	9,709

Total Shareholders' Equity	12,595	17,960	42,114	(60,074)	12,595

Total Liabilities and Shareholders' Equity	$45,845	$29,320	$59,499	$(109,401)	$25,263

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

September 26, 2008

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$1	$1,517	$—	$1,519
Accounts receivable, net	—	—	3,024	—	3,024
Inventories	—	—	1,879	—	1,879
Intercompany receivables	1,097	76	15,069	(16,242)	—
Prepaid expenses and other current assets	9	—	1,796	—	1,805
Assets held for sale	44	1	126	(45)	126

Total current assets	1,151	78	23,411	(16,287)	8,353
Property, plant and equipment, net	—	—	3,519	—	3,519
Goodwill	—	—	11,619	—	11,619
Intangible assets, net	—	—	2,693	—	2,693
Investment in subsidiaries	45,593	21,787	—	(67,380)	—
Intercompany loans receivable	—	9,799	18,999	(28,798)	—
Other assets	114	83	2,423	—	2,620

Total Assets	$46,858	$31,747	$62,664	$(112,465)	$28,804

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$515	$40	$—	$555
Accounts payable	2	—	1,630	—	1,632
Accrued and other current liabilities	103	76	2,587	—	2,766
Deferred revenue	—	—	608	—	608
Intercompany payables	8,126	6,990	1,126	(16,242)	—
Liabilities held for sale	—	—	82	—	82

Total current liabilities	8,231	7,581	6,073	(16,242)	5,643
Long-term debt	—	3,605	104	—	3,709
Intercompany loans payable	22,573	384	5,841	(28,798)	—
Other liabilities	560	—	3,384	—	3,944

Total Liabilities	31,364	11,570	15,402	(45,040)	13,296
Minority interest	—	—	14	—	14
Shareholders' Equity:
Preference shares	—	—	2,500	(2,500)	—
Common shares	208	—	(18)	—	190
Other shareholders' equity	15,286	20,177	44,766	(64,925)	15,304

Total Shareholders' Equity	15,494	20,177	47,248	(67,425)	15,494

Total Liabilities and Shareholders' Equity	$46,858	$31,747	$62,664	$(112,465)	$28,804

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended June 26, 2009

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(61)	$(334)	$1,839	$—	$1,444
Net cash used in discontinued operating activities	—	—	(8)	—	(8)
Cash Flows From Investing Activities:
Capital expenditures	—	—	(500)	—	(500)
Proceeds from disposal of assets	—	—	6	—	6
Acquisition of businesses, net of cash acquired	—	—	(47)	—	(47)
Accounts purchased from ADT dealer program	—	—	(361)	—	(361)
Net increase in intercompany loans	—	(1,044)	—	1,044	—
(Increase) decrease in investment in subsidiaries	(18)	1,352	—	(1,334)	—
Other	—	—	40	—	40

Net cash (used in) provided by investing activities	(18)	308	(862)	(290)	(862)
Net cash provided by discontinued investing activities	—	—	41	—	41
Cash Flows From Financing Activities:
Net borrowing (repayment) of debt	—	28	(45)	—	(17)
Proceeds from exercise of share options	—	—	1	—	1
Dividends paid	(287)	—	—	—	(287)
Repurchase of common shares by subsidiary	—	—	(3)	—	(3)
Net intercompany loan borrowings	365	—	679	(1,044)	—
Decrease in equity from parent	—	—	(1,334)	1,334	—
Transfer from discontinued operations	—	—	33	—	33
Other	—	(3)	4	—	1

Net cash provided by (used in) financing activities	78	25	(665)	290	(272)
Net cash used in discontinued financing activities	—	—	(33)	—	(33)
Effect of currency translation on cash	—	—	(50)	—	(50)

Net (decrease) increase in cash and cash equivalents	(1)	(1)	262	—	260
Cash and cash equivalents at beginning of period	1	1	1,517	—	1,519

Cash and cash equivalents at end of period	$—	$—	$1,779	$—	$1,779

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended June 27, 2008

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(3,892)	$(2,192)	$4,176	$—	$(1,908)
Net cash used in discontinued operating activities	—	—	(25)	—	(25)
Cash Flows From Investing Activities:
Capital expenditures	—	—	(545)	—	(545)
Proceeds from disposal of assets	—	—	14	—	14
Acquisition of businesses, net of cash acquired	—	—	(92)	—	(92)
Accounts purchased from ADT dealer program	—	—	(269)	—	(269)
Class action settlement escrow	2,960	—	—	—	2,960
Intercompany dividend from subsidiary	—	62	—	(62)	—
Net increase in intercompany loans	—	(39)	—	39	—
Decrease in investment in subsidiaries	—	2,457	—	(2,457)	—
Other	—	—	15	—	15

Net cash provided by (used in) investing activities	2,960	2,480	(877)	(2,480)	2,083
Net cash provided by discontinued investing activities	—	—	479	—	479
Cash Flows From Financing Activities:
Net repayment of debt	—	(187)	(13)	—	(200)
Proceeds from exercise of share options	38	—	2	—	40
Dividends paid	(221)	—	—	—	(221)
Intercompany dividend to parent	—	—	(62)	62	—
Repurchase of common shares by subsidiary	—	—	(756)	—	(756)
Net intercompany loan borrowings (repayments)	1,100	—	(1,061)	(39)	—
Decrease in equity from parent	—	—	(2,457)	2,457	—
Transfer from discontinued operations	—	—	458	—	458
Other	—	(76)	8	—	(68)

Net cash provided by (used in) financing activities	917	(263)	(3,881)	2,480	(747)
Net cash used in discontinued financing activities	—	—	(454)	—	(454)
Effect of currency translation on cash	—	—	20	—	20

Net (decrease) increase in cash and cash equivalents	(15)	25	(562)	—	(552)
Cash and cash equivalents at beginning of period	16	—	1,878	—	1,894

Cash and cash equivalents at end of period	$1	$25	$1,316	$—	$1,342

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19.    Subsequent Events

        The Company has evaluated subsequent events through the time it filed its quarterly report on Form 10-Q on July 30, 2009.

        On July 2, 2009, the Company received the necessary consents and approvals to transfer the remaining assets of its Infrastructure Services business in China to Guangzhou Sewage Treatment Co., Ltd. and received cash proceeds of $24 million.

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

        References to the segment data are to the Company's continuing operations. Certain prior period amounts have been reclassified to conform to the current period presentation. The Company has realigned certain business operations as of September 27, 2008, which resulted in certain prior period segment amounts being recast. See Note 14.

Overview and Outlook

        Primarily as a result of changes in foreign currencies and volume decreases in our Electrical and Metal Products business, net revenue for the quarter ended June 26, 2009 decreased $975 million from $5.2 billion for the comparable period ended June 27, 2008 to $4.2 billion in the quarter ended June 26, 2009. Net revenue for the nine months ended June 26, 2009 decreased $2.1 billion from $14.9 billion for the comparable period ended June 27, 2008 to $12.8 billion in the quarter ended June 26, 2009. The significant appreciation of the U.S. dollar against most major currencies for the quarter and nine months ended June 26, 2009 over the comparable periods ended June 27, 2008 negatively impacted our revenue by $407 million and $1.3 billion, respectively, as nearly 50% of our revenue is generated outside of the United States. If the U.S. dollar appreciates against the currencies to which we have significant exposure, our reported net revenue can be expected to be adversely affected.

        All of our reportable segments experienced declines in operating income for both the quarter and nine months ended June 26, 2009. On a consolidated basis, operating income for the quarter and nine months ended June 26, 2009 declined $238 million to $339 million and $3.3 billion to $(1.8) billion, respectively, primarily as a result of lower sales volume of steel products at our Electrical and Metal Products segment. The operating loss included goodwill and intangible asset impairments of $2.7 billion for the nine months ended June 26, 2009. The decrease included restructuring, asset impairment and divestiture charges, net of $37 million for the quarter ended June 26, 2009. Additionally, in the quarter ended June 26, 2009 management estimates that $10 million of additional charges were incurred resulting from restructuring actions. The nine months ended June 26, 2009 included legacy legal settlement charges of $110 million as well as restructuring, asset impairment and divestiture charges, net of $147 million. Additionally, in the nine months ended June 26, 2009 management estimates that $14 million of additional charges were incurred resulting from restructuring actions. Additionally, the quarter and nine months ended June 26, 2009, were negatively impacted by $35 million and $43 million, respectively, due to unfavorable changes in foreign currency exchange rates.

        In response to the economic downturn, cost containment actions have been initiated across all of our businesses and corporate. We are also pursuing cost savings through restructuring activities in fiscal 2009 and expect to incur restructuring and restructuring related charges of approximately $200 million in fiscal 2009, of which $34 million and $142 million was incurred during the quarter and nine months ended June 26, 2009, respectively. Additionally, management estimates that $10 million and $14 million of additional charges were incurred resulting from these restructuring actions during the quarter and nine months ended June 26, 2009, respectively. We believe these restructuring activities will strengthen our competitive position over the long term.

        We expect to continue our initiatives to improve our efficiency, manage our working capital effectively and prudently allocate our capital. We expect internal investments to fund growth and productivity in our businesses to continue to be our first priority. As in prior years, we expect to remain active in making bolt-on acquisitions as we continually assess the strategic fit and value of businesses that have potential for success within our existing framework. For example, during the nine months ended June 26, 2009, the Company's Safety Products segment acquired Vue Technology, Inc., a provider of radio frequency identification (RFID) technology, for $43 million to strengthen the technology portfolio offered to retailers.

Goodwill and Intangible Asset Impairments

        During the second quarter of 2009, the Company had concluded that its EMEA Security and EMEA Fire reporting units within the ADT Worldwide and Fire Protection Services segments, respectively, Electrical and Metal Products reporting unit within the Electrical and Metal Products segment and ACVS, Life Safety and SRS reporting units within the Safety Products segment experienced triggering events such that the carrying values of these reporting units likely exceeded their fair values. As a result of the triggering events, the Company performed long-lived asset, goodwill and intangible asset impairment tests for these reporting units and certain of the Company's tradenames and franchise rights. The results of the goodwill impairment tests indicated that the implied goodwill amount was less than the carrying amount of goodwill for each of the aforementioned reporting units. The Company recorded an aggregate non-cash impairment charge of $2.6 billion ($2.6 billion after-tax) during the second quarter of 2009. The non-cash impairment charge was recorded in goodwill and intangible asset impairments in the Company's Consolidated Statement of Operations for the quarter ended March 27, 2009.

        Also, during the second quarter of 2009, the Company's estimates of future cash flows used in determining the fair value of its Safety Products Sensormatic tradename as well as ADT Worldwide franchise rights relating to Winner and SSC were revised downward relative to the estimates used in the Company's tests during the fourth quarter of 2008. The results of the impairment test indicated that the Safety Products Sensormatic tradename and ADT Worldwide Winner and SSC franchise rights estimated fair values were less than their respective carrying amounts. As a result, the Company recorded an aggregate non-cash impairment charge of $64 million ($40 million after-tax) during the second quarter of 2009. The non-cash impairment charge was recorded in goodwill and intangible asset impairments in the Company's Consolidated Statement of Operations for the quarter ended March 27, 2009.

Legal Settlements

        In the first half of fiscal 2009, the Company settled a number of legal matters stemming from alleged violations of federal securities laws committed by former senior management, including three lawsuits from plaintiffs that had opted out of the June 2007 class action settlement, for an aggregate amount of approximately $90 million. Pursuant to the Separation and Distribution Agreement, the Company's share of this amount is approximately $24 million, with Covidien and Tyco Electronics responsible for approximately $38 million and $28 million, respectively.

        During the second quarter of 2009, the Company concluded that its best estimate of probable loss for its unresolved legacy securities matters was $375 million. Due to the fact that any payments ultimately made in connection with these matters would be subject to the sharing provisions of the Separation and Distribution Agreement, the Company also recorded receivables from Covidien and Tyco Electronics in the amounts of $158 million and $116 million. As a result, the Company recorded a charge of $101 million during the quarter ended March 27, 2009 in selling, general, and administrative expenses related to these unresolved matters.

        During the quarter ended June 26, 2009, the Company agreed to settle with an additional five plaintiffs that had opted-out of the class action settlement as well as the ERISA related claim for a total of $269 million. Pursuant to the Separation and Distribution Agreement, the Company's share of the settlement amount was approximately $73 million, with Covidien and Tyco Electronics responsible for approximately $112 million and $84 million, respectively. This settlement activity did not result in the Company recording a charge to its Consolidated Statement of Operations for the quarter ended June 26, 2009 as the Company had established a reserve for its best estimate of the amount of loss during the second quarter of 2009 as discussed above. The Company continues to believe that the accrual remaining at June 26, 2009 is its best estimate for the remaining unresolved claims. Although the Company has reserved its best estimate of probable loss, related to unresolved legacy securities claims, their ultimate resolution could differ from the estimate which could have a material adverse effect on the Company's financial position, results of operations or cash flows.

Results of Operations:

	For the Quarter Ended		For the Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Revenue from product sales	$2,541	$3,413	$7,827	$9,617
Service revenue	1,699	1,802	4,989	5,298

Net revenue	$4,240	$5,215	$12,816	$14,915

Operating income (loss)	$339	$577	$(1,802)	$1,512
Interest income	9	16	32	99
Interest expense	(74)	(91)	(225)	(323)
Other income, net	1	(257)	12	(205)

Income (loss) from continuing operations before income taxes and minority interest	275	245	(1,983)	1,083
Income taxes	(31)	(45)	(55)	(249)
Minority interest	(1)	(1)	(2)	(3)

Income (loss) from continuing operations	243	199	(2,040)	831
Income from discontinued operations, net of income taxes	44	277	37	288

Net income (loss)	$287	$476	$(2,003)	$1,119

        Net revenue decreased $975 million, or 18.7%, for the third quarter and $2.1 billion, or 14.1%, for the first nine months of 2009 as compared to the same periods last year. The decreases in both periods are primarily driven by changes in foreign currency exchange rates, which negatively affected the quarter and nine months ended June 26, 2009 by $407 million and $1.3 billion, respectively. The remaining decrease in revenue was driven primarily by lower volume of steel products in our Electrical and Metal Products segment and weakness in commercial markets, including the retailer end market, which negatively impacted our ADT Worldwide and Safety Products segments. Revenues were positively affected by $32 million and $128 million for acquisitions and divestitures, primarily in our ADT Worldwide segment for the quarter and nine months ended June 26, 2009, respectively.

        Operating income decreased $238 million to $339 million for the quarter ended June 26, 2009. Operating income decreased $3.3 billion to $(1.8) billion for the nine months ended June 26, 2009. The operating loss included an aggregate goodwill impairment charge of $2.6 billion relating to reporting units in our Electrical and Metal Products, ADT Worldwide, Fire Protection Services and Safety Products segments and intangible asset impairment charges of $64 million relating to assets at our ADT Worldwide and Safety Products segments for the nine months ended June 26, 2009. Additionally, lower volumes primarily in our Electrical and Metal Products and Safety Products segments negatively impacted operating income. The decrease included restructuring, asset impairment and divestiture charges, net of $37 million for the quarter ended June 26, 2009. Additionally, management estimates that $10 million of additional charges resulting from restructuring actions were incurred during the quarter ended June 26, 2009. The nine months ended June 26, 2009 included legacy legal settlement charges of $110 million as well as restructuring, asset impairment and divestiture charges, net of $147 million. Additionally, management estimates that $14 million of additional charges resulting from restructuring actions were incurred during the nine months ended June 26, 2009. Operating income for the quarter ended June 27, 2008 included restructuring, asset impairment and divestiture charges, net of $53 million and a legacy legal settlement charge of $9 million, offset by a credit of $7 million for class action recoveries. The nine months ended June 27, 2008 included Separation related costs of $5 million, restructuring, asset impairment and divestiture charges, net of $110 million and a legacy settlement charge of $29 million, offset by a credit of $7 million for class action settlement recoveries. Changes in foreign currency exchange rates negatively affected operating income by $35 million and $43 million for the quarter and nine months ended June 26, 2009.

Quarter Ended June 26, 2009 Compared to Quarter Ended June 27, 2008

  ADT Worldwide

        Net revenue, operating income and operating margin for ADT Worldwide were as follows ($ in millions):

	For the Quarter Ended
	June 26, 2009	June 27, 2008
Revenue from product sales	$524	$666
Service revenue	1,206	1,261

Net revenue	$1,730	$1,927

Operating income	233	237
Operating margin	13.5%	12.3%

        Net revenue by geographic area for ADT Worldwide was as follows ($ in millions):

	For the Quarter Ended
	June 26, 2009	June 27, 2008
North America	$1,032	$1,042
Europe, Middle East and Africa ("EMEA")	451	595
Rest of World	247	290

	$1,730	$1,927

        Net revenue for ADT Worldwide decreased $197 million, or 10.2%, during the quarter ended June 26, 2009, as compared to the quarter ended June 27, 2008. This decrease was primarily driven by the unfavorable impact of changes in foreign currency exchange rates of $149 million. Revenue was positively affected by $48 million for the net impact of acquisitions and divestitures. Revenue from product sales decreased 21.3% and service revenue decreased 4.4%. Revenue from product sales includes sales and installation of electronic security and other systems. Service revenue is comprised of electronic security services and maintenance, including the monitoring of burglar alarms, fire alarms and other life safety systems as well as services related to retailer anti-theft systems. Approximately 56% of ADT's total net revenue is contractual and is considered recurring revenue. Recurring revenue declined 3.0% during the third quarter of 2009, as a result of changes in foreign currency exchange rates which unfavorably impacted recurring revenue by 7.3%, while systems installation and service revenue declined 18.0%. Geographically, revenue in EMEA decreased $144 million, or 24.2%, largely as a result of foreign currency exchange rates, which had an unfavorable impact of $87 million. The remaining decrease in EMEA was primarily a result of a decline in systems installations and service revenue due to continued weakness in the commercial market, including the retailer end market primarily across the United Kingdom and Continental Europe. Revenue declined $43 million, or 14.8% in the Rest of World geographies, which was primarily due to the unfavorable impact of changes in foreign currency exchange rates of $52 million. Revenue in North America declined $10 million, or 1%, largely as a result of reduced spending in the commercial and retailer end markets, partially offset by acquisition activity as well as an increase in revenue in our residential business.

        Attrition rates for customers in our ADT Worldwide business decreased to 13.4% on a trailing 12-month basis as of June 26, 2009, as compared to 13.6% as of March 27, 2009. The decrease in attrition was primarily driven by improvements within our U.S. Commercial businesses. Attrition rates increased to 13.4% on a trailing 12-month basis as of June 26, 2009, as compared to 12.7% as of June 27, 2008. The increased attrition was primarily due to adverse market conditions in the U.S., United Kingdom and Continental Europe.

        Operating income decreased $4 million in the quarter ended June 26, 2009 from the same period in the prior year. This decrease was primarily driven by the unfavorable impact of changes in foreign currency exchange rates of $11 million. Operating income was also negatively impacted by lower sales volume and increased bad debt charges, primarily resulting from continued weakness in the retail and commercial markets due to adverse global economic conditions. Partially offsetting the decline in operating income was a decrease in restructuring charges as compared to the comparable prior period. We incurred restructuring charges of $12 million included in the quarter ended June 26, 2009 as compared to $30 million included in the quarter ended June 27, 2008. Additionally, the decline in operating income was partially offset by savings realized through cost containment and restructuring actions.

  Flow Control

        Net revenue, operating income and operating margin for Flow Control were as follows ($ in millions):

	For the Quarter Ended
	June 26, 2009	June 27, 2008
Revenue from product sales	$884	$1,065
Service revenue	70	67

Net revenue	$954	$1,132

Operating income	$122	$152
Operating margin	12.8%	13.4%

        Net revenue for Flow Control decreased $178 million, or 15.7%, in the quarter ended June 26, 2009 compared to the quarter ended June 27, 2008. The decrease in net revenue was primarily driven by the unfavorable impact of changes in foreign currency exchange rates of $132 million. Revenue also decreased due to reduced project activity in the energy end market of the thermal controls business as well as reduced volume in the water business. The decrease in revenue was partially offset by an increase in the valves business primarily from the energy end market in EMEA. The net impact of acquisitions and divestitures negatively impacted net revenue by $3 million in the quarter ended June 26, 2009 and favorably impacted net revenue by $5 million in prior year.

        The decrease in operating income of $30 million in the quarter ended June 26, 2009, as compared to the same period in the prior year, was primarily due to the unfavorable impact of changes in foreign currency exchange rates of $18 million as well as decreased volume in the thermal and water businesses offset by margin improvements in the valves business. Margins were negatively impacted by restructuring and divestiture charges of $5 million. Additionally, management estimates that $4 million of additional charges resulting from restructuring actions were incurred during the quarter ended June 26, 2009. The same period in the prior year included net restructuring charges of $3 million.

  Fire Protection Services

        Net revenue, operating income and operating margin for Fire Protection Services were as follows ($ in millions):

	For the Quarter Ended
	June 26, 2009	June 27, 2008
Revenue from product sales	$438	$526
Service revenue	418	466

Net revenue	$856	$992

Operating income	67	99
Operating margin	7.8%	10.0%

        Net revenue for Fire Protection Services decreased $136 million, or 13.7%, during the quarter ended June 26, 2009 compared to the quarter ended June 27, 2008. This decrease was primarily due to the impact of unfavorable changes in foreign currency exchange rates of $80 million. Additionally, revenue declined due to the continued weakness in the commercial market and current adverse global economic conditions. Revenue from product sales includes sales and installation of fire protection and other systems. Service revenue consists of inspection, maintenance, service and monitoring of fire detection and suppression systems. Geographically, revenue in our international fire businesses decreased by $88 million largely due to the impact of unfavorable changes in foreign currency exchange rates discussed above as well as the continued weakness in the European commercial markets, partially offset by growth in service work. Additionally, revenue in our North America SimplexGrinnell business decreased by $48 million primarily due to a decline in systems installation and upgrade activity in the sprinkler business.

        Operating income decreased $32 million in the quarter ended June 26, 2009 as compared to the same period in the prior year. The decrease was primarily driven by the decline in sales volume discussed above as well as an increase in bad debt charges, both as a result of the weakness experienced in the commercial markets and the current adverse global economic conditions. The decrease was also driven by restructuring charges of $3 million in the quarter ended June 26, 2009 as compared to $1 million in the quarter ended June 27, 2008. Additionally, operating income decreased due to the unfavorable impact of changes in foreign currency exchange rates of $3 million. The decline in operating income was partially offset by savings realized through cost containment actions.

  Electrical and Metal Products

        Net revenue, operating income and operating margin for Electrical and Metal Products were as follows ($ in millions):

	For the Quarter Ended
	June 26, 2009	June 27, 2008
Revenue from product sales	$319	$650
Service revenue	1	2

Net revenue	$320	$652

Operating (loss) income	(17)	141
Operating margin	(5.3)%	21.6%

        Net revenue for Electrical and Metal Products decreased $332 million, or 50.9%, in the quarter ended June 26, 2009 compared to the quarter ended June 27, 2008. The decrease in revenue was primarily due to lower volume and selling prices of steel products largely resulting from a decline in the commercial market in North America. Revenue also decreased to a lesser extent from lower selling prices and volume for armored cable products. Changes in foreign currency exchange rates had an unfavorable impact of $13 million.

        Operating income decreased $158 million in the quarter ended June 26, 2009 as compared to the same period in the prior year. The decrease in operating income related to volume declines as well as lower spreads for steel products. Spreads for steel products continued to decline as a direct result of higher raw material costs. The third quarter of 2009 included restructuring and divestiture charges of $9 million. Additionally, management estimates that $1 million of additional charges resulting from restructuring actions were incurred during the quarter ended June 26, 2009. The same period in the prior year included restructuring and asset impairment charges of $5 million.

  Safety Products

        Net revenue, operating income and operating margin for Safety Products were as follows ($ in millions):

	For the Quarter Ended
	June 26, 2009	June 27, 2008
Revenue from product sales	$376	$506
Service revenue	4	5

Net revenue	$380	$511

Operating (loss) income	34	79
Operating margin	8.9%	15.5%

        Net revenue for Safety Products decreased $131 million, or 25.6%, during the quarter ended June 26, 2009 as compared to the quarter ended June 27, 2008. The decrease is primarily related to our fire suppression business, life safety and electronic security businesses. The remaining decrease is related to the unfavorable impact of changes in foreign currency exchange rates of $33 million. The decrease in our fire suppression business was primarily due to reduced spending in the commercial construction market. The decrease in the life safety business was primarily due to reduced municipal spending. The electronic security business decrease was primarily due to the slow down in the retail sector, as retail capital projects and new store openings were canceled or delayed.

        Operating income decreased $45 million during the quarter ended June 26, 2009 compared to the same period in the prior year. The decline is attributable to decreased sales volume as discussed above. Operating margins were negatively impacted by restructuring, asset impairment and divestiture charges of $6 million for the quarter ended June 26, 2009. Additionally, management estimates that $5 million of additional charges resulting from restructuring actions were incurred during the quarter ended June 26, 2009. The same period in the prior year included restructuring and asset impairment charges of $12 million. Operating income also decreased by $3 million due to unfavorable changes in foreign currency exchange rates.

  Corporate and Other

        Corporate expense in the quarter ended June 26, 2009 was $31 million lower compared to the same period in the prior year. Corporate expenses for the quarter included $2 million of restructuring and divestiture charges. Corporate expense for the quarter ended June 27, 2008 included net charges of $4 million comprised of a $9 million charge for a legacy legal settlement and $2 million of restructuring charges partially offset by a credit of $7 million for class action settlement recoveries. The decrease in Corporate expense is related to savings realized through cost containment actions.

  Interest Income and Expense

        Interest income was $9 million and $16 million during the quarters ended June 26, 2009 and June 27, 2008, respectively. The decrease in interest income is primarily related to interest earned on the class action escrow settlement account in the prior year.

        Interest expense was $74 million in the quarter ended June 26, 2009 compared to $91 million in the quarter ended June 27, 2008. The decrease in interest expense is primarily related to interest on the class action liability in the prior year partially offset by increased interest expense on outstanding debt.

  Other Income, Net

        Other income, net was $1 million in the quarter ended June 26, 2009. This amount primarily relates to gains on derivative contracts used to economically hedge the foreign currency risk related to the Swiss Franc denominated dividends. Other expense, net was $257 million during the quarter ended June 27, 2008. This amount primarily relates to the loss on extinguishment of debt related to the consent solicitation and exchange offers and termination of the bridge loan facility.

  Effective Income Tax Rate

        Our effective income tax rate was 11.3% and 18.4% during the quarters ended June 26, 2009 and June 27, 2008, respectively. The decrease in the effective tax rate was primarily the result of decreased profitability in operations in higher tax rate jurisdictions.

Nine Months Ended June 26, 2009 Compared to Nine Months Ended June 27, 2008

  ADT Worldwide

        Net revenue, operating income and operating margin for ADT Worldwide were as follows ($ in millions):

	For the Nine Months Ended
	June 26, 2009		June 27, 2008
Revenue from product sales	$1,671		$1,967
Service revenue	3,545		3,783

Net revenue	$5,216		$5,750

Goodwill and intangible asset impairments	$635		$—
Operating (loss) income	7		703
Operating margin	—	(1)	12.2%

    (1)
    Certain operating margins have not been presented as management believes such calculations are not meaningful.

        Net revenue by geographic area for ADT Worldwide was as follows ($ in millions):

	For the Nine Months Ended
	June 26, 2009	June 27, 2008
North America	$3,124	$3,112
Europe, Middle East and Africa ("EMEA")	1,360	1,778
Rest of World	732	860

	$5,216	$5,750

        Net revenue for ADT Worldwide decreased $534 million, or 9.3%, during the nine months ended June 26, 2009, as compared to the nine months ended June 27, 2008. This decrease was primarily driven by the unfavorable impact of changes in foreign currency exchange rates of $510 million. Revenue was positively affected by $155 million for the net impact of acquisitions and divestitures. Revenue from product sales decreased 15.0% and service revenue decreased 6.3%. Revenue from product sales includes sales and installation of electronic security and other systems. Service revenue is comprised of electronic security services and maintenance, including the monitoring of burglar alarms, fire alarms and other life safety systems as well as services related to retailer anti-theft systems. Approximately 55% of ADT's total net revenue is contractual and is considered recurring revenue. Recurring revenue declined 4.8% during the nine months ended June 26, 2009, primarily as a result of changes in foreign currency exchange rates which unfavorably impacted recurring revenue by 8.5%, while systems installation and service revenue declined 14.2%. Geographically, revenue in North America grew $12 million, or 0.4%, resulting largely from growth in recurring revenue from its residential business as well as acquisition activity, which was partially offset by reduced spending primarily in the commercial markets including the retailer end market. Revenue in EMEA decreased $418 million, or 23.5%, largely as a result of foreign currency exchange rates, which had an unfavorable impact of $282 million. The remaining decrease in EMEA was primarily a result of a decline in systems installation and service revenue due to a slowdown in the commercial markets, including the retailer end market. Revenue declined $128 million, or 14.9%, in the Rest of World geographies, which was primarily due to the unfavorable impact of changes in foreign currency exchange rates of $186 million.

        Attrition rates for customers in our ADT Worldwide business increased to an average of 13.4% on a trailing 12-month basis as of June 26, 2009, as compared to 12.9% as of September 26, 2008 and 12.7% as of June 27, 2008. The increased attrition was primarily due to adverse market conditions in the U.S., United Kingdom and Continental Europe.

        Operating income decreased $696 million, in the nine months ended June 26, 2009 from the same period in the prior year. Based on the deterioration within the commercial markets including the retailer end market discussed above, the Company recorded a goodwill impairment charge of $613 million related to its ADT EMEA reporting unit and intangible asset impairment charges of $22 million related to certain franchise rights within North America during the second quarter of 2009. The decrease is also related to the unfavorable impact of changes in foreign currency exchange rates of $38 million as well as lower sales volume and increased bad debt charges primarily resulting from continued weakness in the retail and commercial markets due to adverse global economic conditions. Additionally, there were restructuring charges of $56 million included in the nine months ended June 26, 2009. The same period in the prior year included restructuring charges of $46 million as well as expenses of $51 million primarily to convert customers from analog to digital signal transmission in North America. There were no charges related to converting customers to digital signal during fiscal 2009. The decline in operating income was partially offset by savings realized through cost containment and restructuring actions.

  Flow Control

        Net revenue, operating income and operating margin for Flow Control were as follows ($ in millions):

	For the Nine Months Ended
	June 26, 2009	June 27, 2008
Revenue from product sales	$2,643	$3,075
Service revenue	197	155

Net revenue	$2,840	$3,230

Operating income	$392	$466
Operating margin	13.8%	14.4%

        Net revenue for Flow Control decreased $390 million, or 12.1%, in the nine months ended June 26, 2009 compared to the nine months ended June 27, 2008. The decrease in net revenue was largely driven by the unfavorable impact of changes in foreign currency exchange rates of $406 million. Revenue also decreased due to reduced project activity in the energy end market of the thermal controls business as well as reduced project activity in the water business in Australia and EMEA. The decrease in revenue was partially offset by an increase in the valves business as a result of increased project activity in the energy end market across all regions. The net impact of acquisitions and divestitures negatively affected revenue by $1 million during the nine months ended June 26, 2009 and favorably impacted net revenue by $3 million in the prior year.

        The decrease in operating income of $74 million in the nine months ended June 26, 2009, as compared to the same period in the prior year, was primarily due to the unfavorable impact of changes in foreign currency exchange rates of $64 million as well as decreased sales volume in the water business. Margins were negatively impacted by restructuring and divestiture charges of $15 million compared to $5 million of restructuring charges in the same period of the prior year. Additionally, management estimates that $4 million of additional charges resulting from restructuring actions were incurred during the nine months ended June 26, 2009.

  Fire Protection Services

        Net revenue, operating income and operating margin for Fire Protection Services were as follows ($ in millions):

	For the Nine Months Ended
	June 26, 2009		June 27, 2008
Revenue from product sales	$1,291		$1,485
Service revenue	1,233		1,339

Net revenue	$2,524		$2,824

Goodwill and intangible asset impairments	$180		$—
Operating income	3		254
Operating margin	—	(1)	9.0%

    (1)
    Certain operating margins have not been presented as management believes such calculations are not meaningful.

        Net revenue for Fire Protection Services decreased $300 million, or 10.6%, during the nine months ended June 26, 2009 compared to the nine months ended June 27, 2008. This decrease was primarily the result of the impact of unfavorable changes of foreign currency exchange rates of $257 million. Additionally, revenue declined due to the continued weakness in the commercial market and current adverse global economic conditions. Revenue from product sales includes sales and installation of fire protection and other systems. Service revenue consists of inspection, maintenance, service and monitoring of fire detection and suppression systems. Geographically, revenue in our international fire business decreased $236 million primarily as a result of the impact of unfavorable changes in foreign currency exchange rates as discussed above as well as the continued weakness in the commercial markets, partially offset by an increase in service work. Revenue in our North America SimplexGrinnell business decreased by $64 million, primarily due to a decline in systems installation and upgrade activity in the sprinkler business.

        Operating income decreased $251 million in the nine months ended June 26, 2009 as compared to the nine months ended in the prior year. The Company recorded a goodwill impairment charge of $180 million related to its EMEA reporting unit based on the deterioration within the commercial markets discussed above during the second quarter of 2009. There was no goodwill impairment recorded during the nine months ended June 27, 2008. Operating income was also negatively impacted by restructuring charges of $14 million compared to $4 million for the same period in the prior year. Additionally, operating income was affected by the decline in sales volume as well as increased bad debt charges, both as a result of the weakness experienced in the commercial markets due to current adverse global economic conditions. Operating income was further negatively impacted by the unfavorable impact of changes in foreign currency exchange rates of $7 million. The decline in operating income was partially offset by savings realized through cost containment and restructuring actions.

  Electrical and Metal Products

        Net revenue, operating income and operating margin for Electrical and Metal Products were as follows ($ in millions):

	For the Nine Months Ended
	June 26, 2009		June 27, 2008
Revenue from product sales	$1,064		$1,677
Service revenue	2		4

Net revenue	$1,066		$1,681

Goodwill and intangible asset impairments	$935		$—
Operating (loss) income	(952)		254
Operating margin	—	(1)	15.1%

    (1)
    Certain operating margins have not been presented as management believes such calculations are not meaningful.

        Net revenue for Electrical and Metal Products decreased $615 million, or 36.6%, in the nine months ended June 26, 2009 compared to the quarter ended June 27, 2008. The decrease in revenue was primarily due to lower volume of both steel and armored cable products largely resulting from a decline in the commercial market in North America. Revenue also decreased due to lower selling prices for armored cable products. Changes in foreign currency exchange rates had an unfavorable impact of $44 million.

        Operating income decreased $1.2 billion in the nine months ended June 26, 2009 as compared to the same period in the prior year. Based on the sales volume decrease as well as the significant decline in the price of steel, the Company recorded a goodwill impairment charge of $935 million during the second quarter of 2009. There was no goodwill impairment recorded during the nine months ended June 27, 2008. Changes in foreign currency exchange rates had a favorable impact of $101 million. The decrease in operating income also related to volume declines as well as lower spreads for steel products, partially offset by higher spreads for armored cable products. Spreads for steel products continued to decline as a direct result of higher raw material costs. In addition, results for the nine months ended June 26, 2009 included restructuring and divestiture charges of $12 million. Additionally, management estimates that $1 million of additional charges resulting from restructuring actions were incurred during the nine months ended June 26, 2009. The same period in the prior year included restructuring and asset impairment charges of $12 million.

Safety Products

        Net revenue, operating income and operating margin for Safety Products were as follows ($ in millions):

	For the Nine Months Ended
	June 26, 2009		June 27, 2008
Revenue from product sales	$1,158		$1,413
Service revenue	12		14

Net revenue	$1,170		$1,427

Goodwill and intangible asset impairments	$955		$—
Operating (loss) income	(835)		219
Operating margin	—	(1)	15.3%

    (1)
    Certain operating margins have not been presented as management believes such calculations are not meaningful.

        Net revenue for Safety Products decreased $257 million, or 18.0%, during the nine months ended June 26, 2009 as compared to the nine months ended June 27, 2008. The decrease primarily related to our fire suppression business, life safety and electronic security businesses. The remaining decrease is related to the unfavorable impact of changes in foreign currency exchange rates of $107 million. The decrease in our fire suppression business was primarily due to reduced spending in the commercial construction market. The decrease in the life safety business was primarily due to reduced municipal spending. The electronic security business decrease was primarily due to the slow down in the retail sector, partially offset by a slight increase in our intrusion business as a result of new product introductions.

        Operating income decreased $1.1 billion during the nine months ended June 26, 2009 compared to the same period in the prior year. The decline is primarily attributable to goodwill and intangible impairment charges of $955 million recorded during the six months ended June 26, 2009 as a result of the continued slowdown in the commercial and retail markets. As discussed above, decreased sales volume, specifically within the fire suppression, electronic security and life safety businesses, also negatively impacted operating income. Margins were negatively impacted by restructuring, restructuring related, asset impairment charges and divestiture charges of $32 million during the nine months ended June 26, 2009. Additionally, management estimates that $9 million of additional charges resulting from restructuring actions were incurred during the nine months ended June 26, 2009. The same period in the prior year included $39 million of restructuring and asset impairment charges. Operating income also decreased by $16 million due to unfavorable changes in foreign currency exchange rates. Operating margins were also negatively impacted by a charge of $8 million relating to the amount of depreciation and amortization expense that would have been recorded had a business that was previously classified as held for sale been continuously classified as held and used (see Note 2).

  Corporate and Other

        Corporate expense in the nine months ended June 26, 2009 was $33 million higher compared to the same period in the prior year. Corporate expense for the nine months ended June 26, 2009 included a charge of $101 million related to a reserve established for unresolved legacy securities matters (see Note 10). During the nine months ended June 26, 2009, we agreed to settle legacy securities matters totaling $25 million, which was partially offset by a $16 million benefit related to a settlement reached with a former executive. Additionally, corporate expenses for the nine months included $10 million of restructuring and divestiture charges. Corporate expense for the nine months ended June 27, 2008 included net charges of $31 million, comprised of a $29 million charge for a legacy legal settlement, $4 million of net restructuring and divestiture charges and $5 million for separation costs offset by a credit of $7 million for class action settlement recoveries.

  Interest Income and Expense

        Interest income was $32 million and $99 million during the nine months ended June 26, 2009 and June 27, 2008, respectively. The decrease in interest income is primarily related to interest earned on the class action escrow settlement account in the prior year.

        Interest expense was $225 million in the nine months ended June 26, 2009 compared to $323 million for the nine months ended June 27, 2008. The decrease in interest expense is primarily related to interest on the class action liability in the prior year.

  Other Income (Expense), Net

        Other income, net was $12 million for the nine months ended June 26, 2009 compared to an expense of $205 million during the nine months ended June 27, 2008. The amount at June 26, 2009, primarily relates to gains on derivative contracts used to economically hedge the foreign currency risk related to the Swiss Franc denominated dividends. Other expense, net during the nine months ended June 27, 2008, includes $258 million for loss on extinguishment of debt related to the consent solicitation and exchange offers and termination of the bridge loan facility and $40 million of income as a result of an increase in the receivables due from Covidien and Tyco Electronics under the Tax Sharing Agreement upon the adoption of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 48, "Accounting for Uncertain Income Taxes- an interpretation of FASB Statement No. 109." In addition, $10 million for other activity was recorded through the third quarter of 2008 in accordance with the Tax Sharing Agreement in other income, net.

  Effective Income Tax Rate

        The effective tax rate for the nine months ended June 26, 2009 is not meaningful primarily as a result of the loss driven by goodwill impairment charges of $2.6 billion, for which almost no tax benefit is available. Our effective income tax rate was 23.0% for the nine months ended June 27, 2008.

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

        Under the Tax Sharing Agreement, the Company shares responsibility for certain of Tyco's, Covidien's and Tyco Electronics' income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and Tyco Electronics share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and Tyco Electronics' U.S. and certain non-U.S. income tax returns. All costs and expenses associated with the management of these shared tax liabilities are shared equally among the parties. At June 26, 2009 and September 26, 2008, Tyco has recorded a net receivable from Covidien and Tyco Electronics of $123 million and $126 million, respectively, of which $122 million and $113 million, respectively, are included in other noncurrent assets and $1 million and $13 million, respectively, are included in prepaid expenses and other current assets as the Company's estimate of their Tax Sharing obligations. Other liabilities include $554 million at both June 26, 2009 and September 26, 2008 for the fair value of Tyco's obligations under the Tax Sharing Agreement, determined in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Tyco assesses the shared tax liabilities and related FIN 45 liability at each reporting period. The receivable and liability were initially recognized with an offset to shareholders' equity in 2007. In the first quarter of 2008, in connection with the adoption of FIN 48 "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," and the related increase in uncertain tax positions for shared tax liabilities under the Tax Sharing Agreement, Tyco increased its receivable from Covidien and Tyco Electronics under the Tax Sharing Agreement with a corresponding increase to other income, net by $40 million ($0.08 for both basic and diluted earnings per share). In addition, during the quarter ended June 26, 2009, no income for other activity was recorded. During the quarter ended June 27, 2008 there was no income for other activity recorded. During the nine months ended June 26, 2009 and June 27, 2008, $5 million and $10 million, respectively, of income for other activity was recorded in accordance with the Tax Sharing Agreement.

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

        If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party's fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, the Company could be liable under applicable tax law for such liabilities and be required to make additional tax payments. Accordingly, under certain circumstances, the Company may be obligated to pay amounts in excess of its agreed-upon share of Tyco's, Covidien's and Tyco Electronics' tax liabilities. See Note 17 to the Consolidated Financial Statements for further discussion of guarantees and indemnifications extended between Tyco, Covidien and Tyco Electronics.

  Other Income Tax Matters

        The Company and its subsidiaries' income tax returns periodically are examined by various tax authorities. In connection with these examinations, tax authorities, including the U.S. Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. The Company is reviewing and contesting certain of the proposed tax adjustments. The Company has continuing dialogue with the IRS related to these proposed adjustments with the objective of resolving some or all of these matters. Management has assessed the issues related to these adjustments for recognition and measurement under FIN 48 and has recorded unrecognized tax benefits in accordance with FIN 48. The ultimate resolution of these matters is uncertain and could result in a material impact to the Company's financial position, results of operations, cash flows or the effective tax rate in future reporting periods.

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

        During the second quarter of 2008, the IRS issued additional RARs asserting a withholding tax liability of approximately $106 million associated with the prior proposed tax adjustments related to Tyco, Covidien and Tyco Electronics for the 1997 to 2000 period. The withholding tax amount asserted against the Company is immaterial. During the first quarter of fiscal 2009, the Company reached an informal agreement with the IRS appeals team to work towards timely resolution of all unagreed issues related to this time period. The Company, as Audit Managing Party as specified in the Tax Sharing Agreement, intends to vigorously defend its prior filed tax return positions and determined that no adjustment is required to the Company's guarantees and indemnifications liability recorded in conjunction with the Tax Sharing Agreement as discussed in "Guarantees" within Management's Discussion and Analysis of Financial Condition and Results of Operations. Additionally, the IRS is auditing the prior tax returns of the Company, which include legal entities of Tyco, Covidien and Tyco Electronics for the 2001 to 2004 period. As Audit Managing Party, the Company is working to resolve any issues raised as part of the IRS examination process. The IRS has not issued any RARs for this period. As Audit Managing Party, the Company is working to resolve any issues raised as part of the IRS examination process. The ultimate resolution of these matters is uncertain and could result in a material impact to the Company's financial position, results of operations, cash flows or the effective tax rate in future reporting periods.

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

Divestitures

        We have continued to assess the strategic fit of our various businesses and pursued divestiture of certain businesses which do not align with our long-term strategy.

Held for Sale and Reflected as Continuing Operations

        During the third quarter of 2008, we approved a plan to sell a business in our Safety Products segment. This business had been classified as held for sale in our historical Consolidated Balance Sheet in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". During the second quarter of 2009, due to a change in strategy by management, we decided not to sell the business. As a result, the business no longer satisfied the requirements to be classified as held for sale in our Consolidated Balance Sheet at March 27, 2009. Accordingly, the Consolidated Balance Sheet at September 26, 2008 was recast to reclassify the business from held for sale to held and used. We measured the business at the lower of its (i) carrying amount before it was classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the business been continuously classified as held and used, or (ii) fair value at the date the decision not to sell was made. We recorded a charge of $8 million in the second quarter of 2009 relating to the amount of depreciation and amortization expense that would have been recorded had the asset been continuously classified as held and used.

Discontinued Operations

        As previously reported in our periodic filings, in July 2008, we substantially completed the sale of our Infrastructure Services business, which met the criteria to be presented as discontinued operations. In order to complete the sale of Earth Tech Brasil Ltda. ("ET Brasil") and Earth Tech UK businesses and certain assets in China, we were required to obtain consents and approvals to transfer the legal ownership of the business and assets. On January 22, 2009, we received the necessary consents and approvals to transfer the legal ownership of our ET Brasil business to Carioca Christiani-Nielsen Engenharia S.A. and received cash proceeds of $13 million. During the fourth quarter of 2008, we sold its Earth Tech UK business and received net cash proceeds of $53 million. However, the gain was deferred until receipt of the necessary consents and approvals. On May 12, 2009, we received the necessary consents and approvals to transfer the legal ownership of our Earth Tech UK business to AECOM and realized the deferred gain in our Consolidated Statements of Operations during the quarter ended June 26, 2009. Furthermore, on May 8, 2009, we received the necessary consents to transfer certain of the China assets and received cash proceeds of $6 million. As a result of the above dispositions, a net pre-tax gain of $31 million was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations. At June 26, 2009, the necessary consents and approvals for the remaining assets in China had not been obtained by us. However, we subsequently received the necessary consents and approvals on July 2, 2009 and transferred the remaining assets to Guangzhou Sewage Treatment Co., Ltd. for cash proceeds of $24 million.

        During April 2008, we sold Ancon Building Products ("Ancon"), a manufacturer of stainless steel products used in masonry construction. Ancon was part of our Corporate and Other segment. The sale was completed for $164 million in net cash proceeds and a pre-tax gain of $100 million was recorded which was largely exempt from tax. The gain was recorded in income from discontinued operations, net of income taxes in our Consolidated Statement of Operations.

        During February 2008, we sold Nippon Dry-Chemical Co., Ltd. ("NDC"), one of the leading companies in the Japanese fire protection industry. NDC was part of our Fire Protection and Safety Products segments. The sale was completed for $50 million in net cash proceeds and a pre-tax gain of $7 million was recorded. The gain was recorded in income from discontinued operations, net of income taxes in our Consolidated Statement of Operations.

        In January 2008, we sold a European manufacturer of public address products and acoustic systems, which was part of our Fire Protection Services segment and recorded an $8 million pre-tax loss on sale. The loss was recorded in income from discontinued operations, net of income taxes in our Consolidated Statement of Operations.

        During fiscal year 2007, we completed the spin-offs of our Healthcare and Electronics businesses (the "Separation"). We have used available information to develop our best estimates for certain assets and liabilities related to the Separation. In limited instances, final determination of the balances will be made in subsequent periods. During the quarter and nine months ended June 27, 2008, $1 million and $19 million, respectively, were recorded as a reduction to shareholders' equity, primarily related to adjustments to certain pre-Separation tax liabilities. During the quarter and nine months ended June 26, 2009, $0 million and $4 million, respectively, of other items were recorded as an increase to shareholders' equity. Adjustments in the future for the impact of filing final income tax returns in certain jurisdictions where those returns include a combination of our, Covidien and/or Tyco Electronics legal entities and for certain amended income tax returns for the periods prior to the Separation may be recorded to either shareholders' equity or the statement of income depending on the specific item giving rise to the adjustment.

Acquisitions

        During the quarter and nine months ended June 26, 2009, cash paid for acquisitions included in continuing operations totaled $0 million and $49 million, respectively, which primarily related to the acquisition of Vue Technology, Inc., a provider of radio frequency identification (RFID) technology, for $43 million by our Safety Products segment.

        During the quarter and nine months ended June 27, 2008, cash paid for acquisitions included in continuing operations totaled $92 million and $119 million, respectively, which primarily related to the acquisition of substantially all of the assets of Winner Security Services LLC ("Winner") for $90 million by our ADT Worldwide segment. This transaction was accounted for as a business combination and we applied Emerging Issues Task Force ("EITF") Issue No. 04-01, "Accounting for Preexisting Relationships between the Parties to a Business Combination," since there was a preexisting relationship between us and Winner that needed to be assessed and accounted for separately. After assessing the specific facts and circumstances related to this transaction, we recorded a $27 million charge in the third quarter of 2008 for the reacquisition of franchise rights that were deemed to be unfavorable to us when compared to pricing for current market transactions for similar arrangements. We utilized an income method valuation approach in measuring the value of the preexisting relationship. Since this charge relates to a change in the manner in which we will conduct business in these territories, it has been reflected as a restructuring charge. The remaining purchase price is comprised of $58 million of indefinite-lived intangibles and $5 million of goodwill.

        The results of operations of the acquired company have been included in our consolidated results from the acquisition date. The acquisition did not have a material effect on our financial position, results of operation or cash flows.

Critical Accounting Policies and Estimates

        The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that our accounting policies for depreciation and amortization methods of security monitoring-related assets, revenue recognition, loss contingencies, income taxes, goodwill and indefinite-lived intangible assets (see Note 7), long-lived assets and pension and postretirement benefits are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the nine months ended June 26, 2009, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 2008 (the "2008 Form 10-K"). See Note 9 for the adoption of Statement of Financial Accounting Standards ("SFAS") Staff Position ("FSP") SFAS No. 107-1 and Accounting Principles Board ("APB") 28-1, SFAS No. 161 and SFAS No. 157 and Note 11 for the adoption of the measurement provision of SFAS No. 158.

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

Liquidity and Capital Resources

        On January 9, 2009, TIFSA issued $750 million aggregate principle amount of 8.5% notes due on January 15, 2019, which are fully and unconditionally guaranteed by the Company (the "2019 Notes"). Additionally, the holders of the 2019 Notes have the right to require TIFSA to repurchase all or a portion of the 2019 Notes on July 15, 2014 at a purchase price equal to 100% of the principal amount of the notes tendered, plus accrued and unpaid interest. Otherwise, the 2019 Notes mature on January 15, 2019. TIFSA received net proceeds of approximately $745 million after underwriting discounts and offering expenses. The net proceeds may be used for general corporate purposes, which may include repayment of indebtedness, acquisitions, additions to working capital, repurchase of common shares, capital expenditures and investments in the Company's subsidiaries.

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

        On December 26, 2008, Lehman relinquished all of its rights and obligations as a lender under the $1.25 billion credit facility. At that time, Lehman assigned all of its commitment under the facility to TIFSA. As a result, the aggregate available commitment under the facility was reduced by the assigned amount. As of June 26, 2009, the aggregate available commitment under our senior revolving credit facilities was $1.69 billion, $200 million of which was dedicated to backstop all of our commercial paper outstanding as of such date. We continually monitor developments regarding the availability of funds under our revolving credit facilities. Although there is some risk that financial institutions will fail to perform their contractual obligations, particularly in times of credit market distress, we believe that the lenders under our revolving credit facilities are capable of meeting any borrowing requests we may make for the foreseeable future.

        As of June 26, 2009, we had $200 million of commercial paper outstanding and we continue to experience increased availability within the commercial paper markets. Our multi-year revolving credit facilities serve as a backstop to our commercial paper program. It is our intention to fund future maturities of commercial paper through new commercial paper issuances or borrowings from our credit facilities.

        On January 29, 2009, we repaid the entire outstanding balance of $686 million on our revolving credit facilities. As of June 26, 2009, there were no amounts drawn under our revolving credit facilities. As of June 26, 2009, the aggregate available commitment under our senior revolving credit facilities was $1.69 billion, $200 million of which was dedicated to backstop all of our commercial paper outstanding as of such date.

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

        As a result of declines experienced in the global financial markets during 2008, and declines in interest rates during 2009, pension costs may increase in fiscal 2010. We will continue to monitor market conditions and assess the impact, if any, on our financial position, results of operations or cash flows. Approximately 100% of our U.S. and more than 95% of our non-U.S. funded pension plans are invested in marketable investments, including publicly-traded equity and fixed income securities. While our pension funds have experienced declines in value, we currently do not believe we will be required to make unplanned mandatory cash contributions in fiscal 2009 in accordance with applicable legal requirements such as the Pension Protection Act in the U.S. and other local statutory law. However, the Company anticipates making a voluntary contribution up to $20 million to its U.S. plans during the fourth quarter.

        The sources of our cash flow from operating activities and the use of a portion of that cash in our operations were as follows ($ in millions):

	For the Quarter Ended		For the Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Cash flows from operating activities:
Operating income (loss)	$339	$577	$(1,802)	$1,512
Goodwill and intangible asset impairments	—	—	2,705	—
Depreciation and amortization(1)	280	288	839	854
Non-cash compensation expense	24	21	76	78
Deferred income taxes	(19)	(10)	(201)	(115)
Provision for losses on accounts receivable and inventory	45	38	114	99
Loss (gain) on extinguishment of debt	—	258	(2)	258
Other, net	24	(225)	72	(132)
Class action settlement liability	—	—	—	(3,020)
Net change in working capital	65	(115)	(109)	(969)
Interest income	9	16	32	99
Interest expense	(74)	(91)	(225)	(323)
Income tax expense	(31)	(45)	(55)	(249)

Net cash provided by (used in) operating activities	$662	$712	$1,444	$(1,908)

Other cash flow items:
Capital expenditures, net(2)	$(167)	$(186)	$(494)	$(531)
Decrease in the sale of accounts receivable	3	2	13	12
Accounts purchased from ADT dealer program	(130)	(82)	(361)	(269)
Purchase accounting and holdback liabilities	(1)	—	(2)	(2)
Voluntary pension contributions	—	—	6	1

(1)
The quarters ended June 26, 2009 and June 27, 2008 included depreciation expense of $153 million and $159 million, respectively, and amortization of intangible assets of $127 million and $129 million, respectively. The nine months ended June 26, 2009 and June 27, 2008 included depreciation expense of $455 million and $461 million, respectively, and amortization of intangible assets of $384 million and $393 million, respectively.

(2)
Included net proceeds received for the sale/disposition of property, plant and equipment of $2 million and $4 million for the quarters ended June 26, 2009 and June 27, 2008, respectively, as well as $6 million and $14 million for the nine months ended June 26, 2009 and June 27, 2008, respectively.

        The net change in working capital increased operating cash flow by $65 million in the quarter ended June 26, 2009. The significant changes in working capital included a $202 million decrease in accrued and other liabilities, offset by a $160 million decrease in inventory, and a $112 million decrease in prepaid expenses and other current assets.

        The net change in working capital decreased operating cash flow by $109 million in the nine months ended June 26, 2009. The components of this change are set forth in detail in the Consolidated Statements of Cash Flows. The significant changes in working capital included a $400 million decrease in accounts payable, a $175 million increase in prepaid expenses and other current assets, offset by a $184 million decrease in accounts receivable as well as a $181 million decrease in inventory.

        During the nine months ended June 26, 2009, we purchased approximately 338,000 customer contracts for electronic security services through the ADT dealer program for cash of $361 million.

        During the nine months ended June 26, 2009, we completed the sale of some of our remaining Infrastructure Services businesses for $42 million in net cash proceeds. The majority of these businesses were sold in fiscal 2008.

        We continue to fund capital expenditures to grow our business, improve the cost structure of our businesses, to invest in new processes and technology, and to maintain high quality production standards. The level of capital expenditures in fiscal year 2009 is expected to approximate the spending levels in fiscal year 2008 and is also expected to exceed depreciation.

        During the quarter and nine months ended June 26, 2009, we paid $59 million and $116 million, respectively, in cash related to restructuring activities. We have identified additional opportunities for cost savings through restructuring activities in fiscal 2009 and expect to incur restructuring and restructuring related charges of approximately $200 million. See Note 3 to our Consolidated Financial Statements for further information regarding our restructuring activities.

        Income taxes paid, net of refunds, related to continuing operations was $72 million and $248 million during the quarter and nine months ended June 26, 2009 and $116 million and $391 million during the quarter and nine months ended June 27, 2008.

        As previously discussed, effective June 29, 2007, we completed the Separation. During the quarter and nine months ended June 27, 2008, we paid $4 million and $68 million, respectively, in separation costs. All of these cash payments in the quarter ended June 27, 2008 were included in cash flows from operations and $36 million of the cash payments made during the nine months ended June 27, 2008 were included in cash flows from discontinued operating activities.

        During the second quarter of 2008, we released $2,960 million of funds placed in escrow during the third quarter of 2007 as well as $60 million of interest earned on those funds for the benefit of the class as stipulated in the Court's final order related to the class action settlement.

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

Capitalization

        Shareholders' equity was $12.6 billion, or $26.57 per share, at June 26, 2009, compared to $15.5 billion, or $32.76 per share, at September 26, 2008. Shareholders' equity decreased primarily due to a net loss of $2.0 billion, unfavorable changes in foreign currency exchange rates of $560 million and dividends declared of $472 million.

        Total debt was $4.2 billion at June 26, 2009, as compared to $4.3 billion at September 26, 2008. Total debt as a percentage of total capitalization (total debt and shareholders' equity) was 25% and 22% at June 26, 2009 and September 26, 2008, respectively.

        Our cash balance increased to $1.8 billion at June 26, 2009, as compared to $1.5 billion at September 26, 2008. The increase in cash was primarily due to cash generated by the operating segments, offset by capital expenditures, accounts purchased from the ADT dealer program, as well as dividends paid.

        Dividend payments were $287 million in the first nine months of 2009 and $221 million in the first nine months of 2008. In March 2009, shareholders approved a dividend of CHF 0.93 per share, to be made in the form of a capital reduction and paid in quarterly payments through March 2010. As of March 12, 2009, the aggregate U.S. dollar equivalent of this dividend was approximately $377 million based on the exchange rate in effect on that date. The timing, declaration and payment of future dividends to holders of our common shares will depend upon many factors, including our financial condition and results of operations, the capital requirements of our businesses, industry practice and other relevant factors. Future dividends will be proposed by our Board of Directors and require shareholder approval.

        In May 2008, TIFSA commenced issuing commercial paper to U.S. institutional accredited investors and qualified institutional buyers. Borrowings under the commercial paper program are available for general corporate purposes. As of June 26, 2009, TIFSA had $200 million of commercial paper outstanding bearing interest at an average rate of 0.59%.

        On June 24, 2008, Tyco and TIFSA entered into a $500 million senior unsecured revolving credit agreement with Citibank, N.A., as administrative agent for the lenders party thereto. This credit agreement has a three-year term. Borrowings under this agreement have a variable interest rate based on LIBOR or an alternate base rate. The margin over LIBOR can vary based on changes in our credit rating and facility utilization. Together with the existing $1.25 billion five-year senior revolving credit agreement, dated as of April 25, 2007, our total committed revolving credit line was $1.75 billion. These amounts were subsequently reduced by $60 million related to Lehman's assignment of its commitments under the aforementioned $1.25 billion credit facility. These revolving credit facilities may be used for working capital, capital expenditures and general corporate purposes. As of June 26, 2009, there were no amounts drawn under these unsecured revolving credit facilities.

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

        The following table details our long-term and short-term debt ratings at June 26, 2009 and September 26, 2008:

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

Backlog

        At June 26, 2009 Tyco had a backlog of unfilled orders of $8.9 billion, compared to a backlog of $9.7 billion at September 26, 2008. We expect that approximately 85% of our backlog at June 26, 2009 will be filled during the next 12 months. Backlog by segment was as follows ($ in millions):

	June 26, 2009	September 26, 2008
ADT Worldwide	$5,879	$6,036
Flow Control	1,633	2,083
Fire Protection Services	1,227	1,314
Electrical and Metal Products	64	117
Safety Products	132	154

	$8,935	$9,704

        Backlog decreased by $769 million, or 7.9%, from $9.7 billion at September 26, 2008 to $8.9 billion at June 26, 2009. The decrease in backlog was primarily due to unfavorable changes in foreign currency exchange rates of $301 million. ADT Worldwide's backlog decreased by $157 million, or 2.6%, from $6.0 billion at September 26, 2008 to $5.9 billion at June 26, 2009. The decrease was primarily due to unfavorable exchange rates of $180 million and decreased bookings of $106 million, which were partially offset by $129 million net increase in recurring revenue-in-force primarily the result of new customers. ADT Worldwide's total account base grew 1.8% during the nine months ended June 26, 2009 to 7.3 million accounts. Recurring revenue-in-force represents 12 months' fees for monitoring and maintenance services under contract in the security business. Flow Control's backlog decreased by $450 million primarily due to decreased bookings of $384 million and unfavorable exchange rates of $66 million. Fire Protection Services backlog decreased by $87 million primarily due to unfavorable exchange rates of $47 million and decreased bookings of $40 million.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

        Certain of Tyco's International businesses utilize the sale of accounts receivable as short-term financing mechanisms. The aggregate amount outstanding under the Company's international accounts receivable programs was $53 million and $65 million at June 26, 2009 and September 26, 2008, respectively.

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

        There are certain guarantees or indemnifications extended among Tyco, Covidien and Tyco Electronics in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. At the time of the Separation, Tyco recorded a liability necessary to recognize the fair value of such guarantees and indemnifications in accordance with FIN 45. In the absence of observable transactions for identical or similar guarantees, the Company determined the fair value of these guarantees and indemnifications utilizing expected present value measurement techniques. Significant assumptions utilized to determine fair value included determining a range of potential outcomes, assigning a probability weighting to each potential outcome and estimating the anticipated timing of resolution. The probability weighted outcomes were discounted using the Company's incremental borrowing rate. The liability necessary to reflect the fair value of the guarantees and indemnifications under the Tax Sharing Agreement is $554 million, which is included in other liabilities on our Consolidated Balance Sheet at June 26, 2009 and September 26, 2008, respectively. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. See Note 5 to the Consolidated Financial Statements for further discussion of the Tax Sharing Agreement.

        In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien and Tyco Electronics operating entities. In connection with the Separation, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien or Tyco Electronics. To the extent these guarantees were not assigned prior to the Separation date, Tyco assumed primary liability on any remaining such support. The estimated fair value of these obligations is $4 million and $7 million, respectively, which is included in other liabilities on the Company's Consolidated Balance Sheet at June 26, 2009 and September 26, 2008, and were recorded in accordance with FIN 45 with an offset to shareholders' equity on the Separation date.

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

        The Company records estimated product warranty costs at the time of sale. For further information on estimated product warranty, see Note 17 to the Consolidated Financial Statements.

        In 2001, a division of Safety Products initiated a VRP associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain O-ring seal sprinkler heads which were originally manufactured by Central Sprinkler prior to Tyco's acquisition. Under this program, the sprinkler heads are being replaced free of charge to property owners. On May 1, 2007, the Consumer Product Safety Commission and the Company announced an August 31, 2007 deadline for filing claims to participate in the VRP. The Company will fulfill all valid claims for replacement of qualifying sprinklers received up to August 31, 2007. The ultimate cost to complete the program will be impacted by a number of factors such as changes in material and labor costs, and the actual number of sprinkler heads replaced. Settlements during the quarter and nine months ended June 26, 2009 include cash expenditures of $8 million and $27 million, respectively, related to the VRP.

Accounting Pronouncements

        Recently Adopted Accounting Pronouncements    In May 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 165, "Subsequent Events". SFAS No. 165 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature under Auditing Standard ("AU 560"). SFAS No. 165 is similar to the current guidance with some exceptions that are not intended to result in significant change to current practice. SFAS No. 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted the disclosure provisions of SFAS No. 165 as of June 26, 2009. The adoption did not have an impact on the Company's financial position, results of operations or cash flows.

        In April 2009, the FASB issued FASB Staff Position ("FSP") SFAS No. 107-1 and Accounting Principles Board ("APB") 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This FSP amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting" to require those disclosures in summarized financial information in interim financial statements. The Company adopted the disclosure provisions of FSP SFAS No. 107-1and APB 28-1 as of June 26, 2009. See Note 9 for additional information related to the adoption of FSP SFAS No. 107-1 and APB 28-1. The adoption did not have an impact on the Company's financial position, results of operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's results of operations. The Company adopted the disclosure provisions of SFAS No. 161 as of December 27, 2008. See Note 9 to the Consolidated Financial Statements for additional information related to the adoption of SFAS No. 161. The adoption did not have an impact on the Company's financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" which permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. During the first quarter of 2009 the Company elected to defer the adoption of SFAS No. 157 for one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 became effective for Tyco in the first quarter of 2009 for financial assets and liabilities only. The adoption did not have a material impact on the Company's financial position, results of operations and cash flows. See Note 9 for additional information related to the adoption of SFAS No. 157. The Company is currently assessing the impact, if any, that the adoption of SFAS No. 157 for non-financial assets and liabilities will have on the results of its operations, financial position or cash flows.

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

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 became effective for Tyco in the first quarter of 2009. On September 27, 2008, the Company did not elect the fair value option under SFAS No. 159 for eligible items.

        Recently Issued Accounting Pronouncements    In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162." SFAS No. 168 establishes the FASB Standards Accounting Codification ("Codification") as the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS No. 168 also replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" but is not intended to change or alter existing US GAAP. The Codification will change the references of financial standards in effect for Tyco. Beginning in the fourth quarter of fiscal 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. SFAS No. 168 will not have any impact on the Company's financial position, results of operations and cash flows.

        In June 2009, the FASB issued SFAS No. 167, "New Consolidation Guidance for Variable Interest Entities (VIE)", which amends FIN 46 (R), "Consolidation of Variable Interest Entities", to address the elimination of the concept of a qualifying special purpose entity. SFAS No. 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS No. 167 requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. SFAS No. 167 is effective for Tyco in the first quarter of fiscal 2011. The Company is currently assessing what impact, if any, that SFAS No. 167 will have on its financial position, results of operations and cash flows.

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

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations." SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that business combinations are still accounted for at fair value. However, the accounting for certain other aspects of business combinations will be affected. Acquisition costs will generally be expensed as incurred. Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date. In-process research and development will be recorded at fair value as an indefinite-lived intangible at the acquisition date until it is completed or abandoned and its useful life can be determined. Changes in deferred tax asset valuation allowances and uncertain tax positions after the acquisition date will generally impact income tax expense. SFAS No. 141(R) also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141(R) is effective, on a prospective basis, for Tyco in the first quarter of fiscal 2010.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51". SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest prior to the adoption of SFAS No. 160) as equity in the Consolidated Financial Statements. The amount of net income attributable to the noncontrolling interest should be included in consolidated net income on the face of the statement of income. SFAS No. 160 also amends certain of Accounting Research Bulletin No. 51's consolidation procedures in order to achieve consistency with the requirements of SFAS No. 141R. The statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This statement is effective for Tyco in the first quarter of fiscal 2010. The Company is currently assessing what impact if any, that SFAS No. 160 will have on its financial position, results of operations and cash flows.

        In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets". The FSP requires additional disclosures about plan assets related to an employer's defined benefit pension or other post retirement plans to enable investors to better understand how investment decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and the significant concentrations of risk within plan assets. The disclosure provisions of FSP FAS 132 (R)-1 are effective for Tyco for fiscal 2010.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The Company's exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure discussed in the 2008 Form 10-K. In order to manage the volatility relating to our more significant market risks, we currently enter into forward foreign currency exchange contracts and interest rate swaps.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 26, 2009, our disclosure controls and procedures were not effective because of a material weakness in our internal controls over financial reporting, relating to accounting for income taxes, which we view as an integral part of our disclosure controls and procedures as discussed in Part II, Item 9A. Controls and Procedures in Form 10-K to the Annual Report on Form 10-K for the year ended September 26, 2008.

        During this fiscal year, we have continued to focus on our internal controls over accounting for income taxes, and are continuing to take steps to strengthen controls in response to the identified material weakness. Significant internal control, information systems and process improvements have been implemented in our tax accounting processes to enhance effectiveness and sustainability including:

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

  •
  Improved process for tax effecting consolidating entries; and

  •
  Enhanced monitoring of tax accounting submissions and tax account balances of our legal entities globally.

        As a result of the above actions, we believe controls over our tax accounting have improved substantially. We are currently conducting extensive assessments of the effectiveness of the remediated tax accounting and control procedures, and will make the determination as of the end of the fourth quarter if our controls are operating with the level of effectiveness and sustainability to prevent a material error from occurring and not being detected in a timely manner.

        The Company operates with a complex structure of approximately 1,100 legal entities and remains highly committed to maintaining strong effective controls throughout our operations. In light of this, the company plans to continue to implement further improvements to achieve enhanced levels of controls, reliability and sustainability in the tax area, and we continue to proactively identify opportunities for control improvements in all areas of financial reporting. We have ongoing initiatives over the next several years to standardize, consolidate and upgrade various financial operating systems and eliminate many of the manual and redundant tasks previously performed under older systems or processes. We are also actively engaged in efforts to simplify the Company's legal entity structure and expect such efforts to result in a significant reduction in the number of legal entities over the coming months.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        Except as discussed below, there have been no material developments in the Company's legal proceedings that have occurred during the quarter ended June 26, 2009. For a description of the Company's previously reported legal proceedings, refer to Part I, Item 3. Legal Proceedings, in the 2008 Form 10-K.

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

Class Action Settlement and Legacy Securities Matters

        As previously reported, in June 2007, the Company agreed to settle 32 purported securities class action lawsuits arising from actions alleged to have been taken by prior management for $2.975 billion, and the settlement became final in February 2008. Tyco is not subject to any further liability for the class action settlement. Of this amount, the Company contributed $803 million, representing its share under the Separation and Distribution Agreement, to an escrow account established in connection with the settlement. The settlement did not purport to resolve all legacy securities cases, and several remain outstanding and are discussed below. As described below, during the second quarter of fiscal 2009, the Company reassessed its reserves for legacy securities matters and determined that its best estimate of probable loss for these matters is $375.0 million, which amount is subject to the sharing provisions of the Separation and Distribution Agreement. We continue to believe that the accrual remaining at June 26, 2009 is the best estimate for the remaining unresolved claims. Although the Company has reserved its best estimate of probable loss related to unresolved legacy securities claims, their ultimate resolution could differ from this estimate, which could have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

Proceedings Not Covered by the Settlement

        As previously reported in our periodic filings, a number of lawsuits related to alleged misconduct of our former management have been filed against Tyco. Because the plaintiffs in these matters were not similarly situated to the members of the class settlement described above, these matters were not included in that settlement. The plaintiffs in these matters have asserted various claims based primarily on alleged violations of federal securities laws, fraud and negligence. These matters consist of Stumpf v. Tyco International Ltd., an action related to the initial public offering of TyCom in 2000, which is further described below, Jasin v. Tyco International Ltd., et al., an action brought by a pro se plaintiff, and Hall v. Kozlowski, et al, an action brought by a pro se plaintiff relating to the plaintiff's employment, 401(k), pension plans and ownership of Tyco common stock.

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

ERISA Litigation

        Tyco and certain of our current and former employees, officers and directors, have been named as defendants in eight class actions brought under the Employee Retirement Income Security Act ("ERISA"). All eight actions have been consolidated in the District Court in New Hampshire. The consolidated complaint purported to bring claims on behalf of our Retirement Savings and Investment Plans and the participants therein and alleges that the defendants breached their fiduciary duties under ERISA by negligently misrepresenting and negligently failing to disclose material information concerning, among other things, the following: related-party transactions and executive compensation; our mergers and acquisitions and the accounting therefore, as well as allegedly undisclosed acquisitions; and misstatements of our financial results. The complaint also asserted that the defendants breached their fiduciary duties by allowing the Plans to invest in our shares when it was not a prudent investment. The complaints sought recovery of alleged plan losses arising from alleged breaches of fiduciary duties. On May 14, 2009, the Company agreed to settle this matter for a total of $70 million, subject to the entry of a final order by the court approving the settlement. Pursuant to the Separation and Distribution Agreement, the Company's share of the settlement amount was approximately $19 million, with Covidien and Tyco Electronics responsible for approximately $29 million and $22 million, respectively.

Opt-Out Claims

        As of the opt-out deadline for the securities class-action settlement described above, Tyco had received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by the class members subject to the settlement. A number of these individuals and entities filed claims separately against Tyco and as of June 26, 2009, all but one such lawsuit had been settled. Five opt-out cases were settled in the quarter ended June 26, 2009 for a total of $199 million. Of this amount, Tyco is responsible for $54 million, with Covidien and Tyco Electronics responsible for $83 million and $62 million, respectively, under the terms of the Separation and Distribution Agreement. During the second quarter of fiscal 2009, the Company determined that its best estimate of probable loss for the unresolved legacy securities matters outstanding at that time (including remaining opt-out claims, the Stumpf matter, and ERISA-related claims) was $375 million. Because any payments ultimately made in connection with these matters are subject to the sharing provisions of the Separation and Distribution Agreement, the Company also recorded receivables from Covidien and Tyco Electronics in the amounts of $158 million and $116 million, respectively. This settlement activity during the third quarter of 2009 did not result in Tyco recording a charge to its Consolidated Statement of Operations for the three months ended June 26, 2009 as Tyco had established a reserve for its best estimate of the amount of loss during the second quarter of 2009 as discussed above.

Tyco Litigation Against Former Senior Management

        Tyco International Ltd. v. L. Dennis Kozlowski and Tyco International Ltd. v. Mark H. Swartz.    As previously reported in our periodic filings, we filed civil complaints against both Dennis Kozlowski, our former Chairman and Chief Executive Officer, and Mark H. Swartz, our former Chief Financial Officer, for breach of fiduciary duty and other conduct, and for recovery of all remuneration, including restricted and unrestricted shares and options, obtained by them during the course of this conduct. Discovery in these cases is proceeding. In connection with our civil complaints against Mr. Kozlowski, Mr. Swartz, each of these individuals has made claims against the Company seeking amounts allegedly due in connection with the former executives' compensation and retention arrangements and under ERISA. Tyco intends to vigorously defend these actions and does not believe that the ultimate outcome of these matters will have a material adverse affect on its financial position, results of operations or cash flows.

        In connection with the criminal trials for Mr. Kozlowski and Mr. Swartz, they were ordered to pay restitution, jointly and severally, to Tyco of $134 million. On January 2, 2007, the New York County District Attorney's office released to Tyco, on behalf of Mr. Kozlowski, $98 million in restitution and on October 27, 2007, Mr. Swartz paid restitution to the Company in the amount of $38 million. These payments were made pending the outcome of the appeal of their criminal convictions, both of which were denied by the appeals division of the New York State Supreme Court on November 15, 2007. Their further appeal to the New York State Court of Appeals was denied in October 2008. In April 2009, Messrs. Kozlowski and Schwartz filed a petition with the U.S. Supreme Court for a review of their convictions, which was denied in June 2009.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million. The quarterly withdrawal liability payments are $1.1 million, $8.8 million of which have been paid by June 26, 2009. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

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

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 26, 2009, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $36 million to $77 million. As of June 26, 2009, Tyco concluded that the best estimate within this range is approximately $43 million, of which $10 million is included in accrued and other current liabilities and $33 million is included in other liabilities on Tyco's Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payments related to these known environmental liabilities will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos Matters

        The Company and some of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. Each case typically names between dozens to hundreds of corporate defendants. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. The Company will continue to vigorously defend the lawsuits that have been filed against it and its subsidiaries, but cannot predict whether it will be successful in those cases that proceed to trial. When appropriate, the Company settles claims. Of the lawsuits that have proceeded to trial since 2008, the Company has won or settled all but one case, with that one case returning an adverse jury verdict for approximately $7.7 million, which included both compensatory and punitive damages. The Company has appealed the verdict and believes that it will ultimately be overturned. As of June 26, 2009 there were approximately 4,700 asbestos cases pending against the Company and its subsidiaries. While it is not possible at this time to determine with certainty the ultimate outcome of these proceedings, the Company believes that the final results of known and anticipated future claims, after taking into account its substantial insurance coverage, will not have a material adverse affect on the Company's financial position, results of operations or cash flows.

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

        During the second quarter of 2008, the IRS issued additional RARs asserting a withholding tax liability of approximately $106 million associated with the prior proposed tax adjustments related to Tyco, Covidien and Tyco Electronics for the 1997 to 2000 period. The withholding tax amount asserted against the Company is immaterial. During the first quarter of fiscal 2009, the Company reached an informal agreement with the IRS appeals team to work towards timely resolution of all unagreed issues related to this time period. The Company, as Audit Managing Party as specified in the Tax Sharing Agreement, intends to vigorously defend its prior filed tax return positions and determined that no adjustment is required to the Company's guarantees and indemnifications liability recorded in conjunction with the Tax Sharing Agreement as discussed in "Guarantees" within Management's Discussion and Analysis of Financial Condition and Results of Operations. Additionally, the IRS is auditing the prior tax returns of the Company, which include legal entities of Tyco, Covidien and Tyco Electronics for the 2001 to 2004 period. As Audit Managing Party, the Company is working to resolve any issues raised as part of the IRS examination process. The IRS has not issued any RARs for this period. As Audit Managing Party, Tyco is working to resolve any issues raised as part of the IRS examination process. The ultimate resolution of these matters is uncertain and could result in a material impact to the Company's financial position, results of operations, cash flows or the effective tax rate in future reporting periods.

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

Compliance Matters

        As previously reported in our periodic filings, we have received and responded to various allegations and other information that certain improper payments were made by our subsidiaries in recent years. For example, two subsidiaries in our Flow Control business in Italy have been charged, along with numerous other parties, in connection with the Milan public prosecutor's investigation into allegedly improper payments made to certain Italian entities, and we have reported to German authorities recently discovered potentially improper conduct involving agents retained by our EMEA water business. We have reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that we have taken in response to the allegations and its internal investigations. We also informed the DOJ and the SEC that we retained outside counsel to perform a company-wide baseline review of our policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), and that we would continue to investigate and make periodic progress reports to these agencies. We have and will continue to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by us in the course of our ongoing compliance activities. To date, the baseline review has revealed that some business practices may not comply with Tyco and FCPA requirements. At this time, we cannot predict the outcome of these matters and other allegations reported to U.S and non-U.S. regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of these matters. However, it is possible that we may be required to pay material fines, consent to injunctions on future conduct, or suffer other penalties or adverse impacts, each of which could have a material adverse effect on our financial position, results of operations or cash flows.

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

Other Matters

        Fitzpatrick Contractors Limited v. Tyco Fire and Integrated Solutions (UK) Ltd.    On July 18, 2007, Fitzpatrick Contractors Limited ("FCL") commenced an action against Tyco Fire and Integrated Solutions (UK) Ltd. in the High Court of Justice, Queen Bench Division, Technology and Construction Court, United Kingdom, alleging that Tyco entered into a binding contract in 2002 for the design, manufacture and installation of mechanical and electrical works for the refurbishment of a portion of London Transport's Blackwall Tunnel. FCL had sought damages for breach of contract in the amount of approximately $38 million. The Company has settled all of the claims related to this matter for total consideration of 13.3 million British Pounds (approximately $20 million).

        As previously reported, in 2002, the SEC's Division of Enforcement conducted an investigation related to past accounting practices for dealer connect fees that ADT had charged to its authorized dealers upon purchasing customer accounts. The investigation related to accounting practices employed by our former management, which were discontinued in 2003. Although we settled with the SEC in 2006, a number of former dealers and related parties have filed lawsuits against us, including a class action lawsuit filed in the District Court of Arapahoe County, Colorado, alleging breach of contract and other claims related to ADT's decision to terminate certain authorized dealers in 2002 and 2003. While it is not possible at this time to predict the final outcome of these lawsuits, we do not believe these claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

Item 1A.    Risk Factors

        Tyco's significant business risks are described in Part I, Item 1A in our 2008 Form 10-K and Item 1A in our Form 10-Q for the first fiscal quarter of 2009, to which reference is made herein. Management does not believe that there have been any significant changes in the Company's risk factors since the Company filed its Form 10-Q for the second fiscal quarter of 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
3/28/09–4/24/09	—	$—	—	$—
4/25/09–5/29/09	8,488	$25.67	—	$—
5/30/09–6/26/09	—	$—	—	$900,000,000

        The transactions described in the table above represent shares acquired by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. 8,488 shares were acquired in these vesting-related transactions during the quarter ended June 26, 2009. During the quarter, the Company did not repurchase any common shares on the NYSE as part of the $1.0 billion share repurchase program approved by the Board of Directors in July 2008 (2008 share Repurchase Program). Approximately $900 million remained outstanding under the 2008 Share Repurchase Program at June 26, 2009.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Exhibit
3.1	Articles of Association of Tyco International Ltd. (Tyco International AG) (Tyco International SA), amended to reflect change in par value of registered shares (Filed herewith).
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
101
Financial statements from the quarterly report on Form 10-Q of Tyco International Ltd. for the quarter ended June 26, 2009 formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity, and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:	/s/ CHRISTOPHER J. COUGHLIN Christopher J. Coughlin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 30, 2009