Form 10-K
period 2009-09-25
TYCO INTERNATIONAL LTD /BER/
filed 2009-11-17
CIK 833444

Use these links to rapidly review the document

TYCO INTERNATIONAL LTD. Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 25, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-13836
(Commission File Number)

TYCO INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Switzerland (Jurisdiction of Incorporation)	98-0390500 (IRS Employer Identification No.)
Freier Platz 10, CH-8200 Schaffhausen, Switzerland (Address of registrant's principal executive office)
41-52-633-02-44 (Registrant's telephone number)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Shares, Par Value CHF 8.07	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

         The aggregate market value of voting common shares held by non-affiliates of the registrant as of March 27, 2009 was approximately $9,230,189,013.

         The number of common shares outstanding as of November 6, 2009 was 474,672,165.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's 2010 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

         See pages 72 to 76 for the exhibit index.

i

PART I

Item 1.    Business

General

        Tyco International Ltd. (hereinafter referred to as "we," the "Company" or "Tyco") is a diversified, global company that provides products and services to customers in various countries throughout the world. Tyco is a leading provider of security products and services, fire protection and detection products and services, valves and controls and other industrial products. We operate and report financial and operating information in the following five segments:

  •
  ADT Worldwide designs, sells, installs, services and monitors electronic security systems for residential, commercial, education, governmental and industrial customers.

  •
  Flow Control designs, manufactures, sells and services valves, pipes, fittings, valve automation and heat tracing products for the oil, gas and other energy markets along with general process industries and the water and wastewater markets.

  •
  Fire Protection Services designs, sells, installs and services fire detection and fire suppression systems for commercial, industrial and governmental customers.

  •
  Electrical and Metal Products designs, manufactures and sells galvanized steel tubing, armored wire and cable and other metal products for non-residential construction, electrical, fire and safety and mechanical customers.

  •
  Safety Products designs, manufactures and sells fire suppression, electronic, security and life safety products, including fire suppression products, breathing apparatus, intrusion security, access control and video management systems. In addition, Safety Products manufactures products installed and serviced by ADT Worldwide and Fire Protection Services.

        We also provide general corporate services to our segments and these costs are reported as Corporate and Other.

        Net revenue by segment for 2009 is as follows ($ in billions):

	Net Revenue	Percent of Total Net Revenue	Key Brands
ADT Worldwide	$7.0	41%	ADT, Sensormatic
Flow Control	3.8	22	Keystone, Vanessa
Fire Protection Services	3.4	20	SimplexGrinnell, Wormald
Electrical and Metal Products	1.4	8	Allied Tube & Conduit, AFC Cable Systems
Safety Products	1.6	9	Scott, Protector, Ansul, Grinnell, Software House, American Dynamics, DSC and Bentel

	$17.2	100%

        Unless otherwise indicated, references in this Annual Report to 2009, 2008 and 2007 are to Tyco's fiscal years ended September 25, 2009, September 26, 2008 and September 28, 2007, respectively.

History and Development

Tyco International Ltd.

        Tyco International Ltd. is a Company organized under the laws of Switzerland. The Company was created as a result of the July 1997 acquisition of Tyco International Ltd., a Massachusetts corporation, by ADT Limited, a public company organized under the laws of Bermuda, at which time ADT Limited changed its name to Tyco International Ltd. Effective March 17, 2009, following shareholder and Board of Director approval on March 12, 2009, the Company ceased to exist as a Bermuda corporation and continued its existence as a Swiss corporation under articles 620 et seq. of the Swiss Code of Obligations (the "Change of Domicile"). Effective June 29, 2007, Tyco International Ltd. completed the spin-offs of Covidien and Tyco Electronics, formerly our Healthcare and Electronics businesses, respectively, into separate, publicly traded companies (the "Separation") in the form of a distribution to Tyco shareholders. As a result of the Separation, the operations of Tyco's former Healthcare and Electronics businesses have been classified as discontinued operations in all periods prior to the Separation.

        Tyco's registered and principal office is located at Freier Platz 10, CH-8200 Schaffhausen, Switzerland. Its management office in the United States is located at 9 Roszel Road, Princeton, New Jersey 08540.

Segments

        See Note 20 to the Consolidated Financial Statements for certain segment and geographic financial data relating to our business.

ADT Worldwide

        Our ADT Worldwide segment designs, sells, installs, services and monitors electronic security systems for residential, commercial, education, governmental and industrial customers around the world. We are one of the world's largest providers of electronic security systems and services. We have a significant market presence in North and South America, Europe and the Asia-Pacific region. With 2009 net revenue of $7.0 billion, our ADT Worldwide segment comprises 41% of our consolidated net revenue. In 2008 and 2007, net revenue totaled $7.7 billion, or 39%, of our consolidated net revenue and $7.3 billion, or 40%, of our consolidated net revenue, respectively.

Services and Products

        ADT Worldwide supplies and installs electronic security systems to the residential, commercial, education, governmental and industrial markets. We also provide electronic security services, including monitoring of burglar alarms, fire alarms and other life safety conditions as well as maintenance of electronic security systems. A significant portion of the components used in our electronic security systems are manufactured by our Safety Products segment.

        Our electronic security systems business involves the installation and use of security systems designed to detect intrusion, control access and react to movement, fire, smoke, flooding, environmental conditions, industrial processes and other hazards. These electronic security systems include detection devices that are usually connected to a monitoring center that receives and records alarm signals and highly skilled security monitoring specialists that verify alarm conditions and initiate a range of response scenarios. For most systems, control panels identify the nature of the alarm and the areas where a sensor was triggered. Our other solutions include: access control systems for sensitive areas such as offices or banks; video surveillance systems designed to deter theft and fraud and help protect employees and customers; and asset protection and security management systems designed to monitor and protect physical assets as well as proprietary electronic data. Our offerings also include anti-theft systems utilizing acousto magnetic and radio frequency identification ("RFID") tags and labels in the retail industry. Many of the world's leading retailers use our Sensormatic ® anti-theft systems to help protect against shoplifting and employee theft.

        Purchasers of our intrusion systems typically contract for ongoing security system monitoring and maintenance at the time of initial equipment installation. Systems installed at customers' premises may be either owned by ADT Worldwide or by our customers. Monitoring center personnel may respond to alarms by relaying appropriate information to local fire or police departments, notifying the customer or taking other appropriate action. In certain markets, ADT Worldwide directly provides the alarm response services with highly trained and professionally equipped employees. In some instances, alarm systems are connected directly to local fire or police departments.

        Many of our residential customers may purchase security systems as a result of prompting by their insurance carriers, which may offer lower insurance premium rates if a security system is installed or require that a system be installed as a condition of coverage.

Customers

        ADT Worldwide sells to residential, commercial, educational, governmental and industrial customers. Our residential customers typically include owners of single-family homes or renters in multi-family apartment complexes. Our commercial customers include, among others, retail businesses, financial institutions, commercial/industrial facilities and health care facilities. Our government customers include federal, state and local governments, defense installations, schools and mass transportation providers. In addition to advertising, direct mailings and the internet, we market our electronic security systems and services to these customers through a direct sales force and, with respect to certain residential customers, through an authorized dealer network. A separate sales force services large commercial and governmental customers and focuses on key vertical markets such as retail and banking.

Competition

        The electronic security services business is highly competitive and fragmented with a number of major firms and thousands of smaller regional and local companies. Competition is based primarily on price in relation to quality of service. Rather than compete purely on price, we emphasize the quality of our electronic security service, the reputation of our brands and our knowledge of our customers' security needs. For large commercial, educational, governmental and industrial customers the comprehensive national and/or global coverage offered by ADT Worldwide can also provide a competitive advantage. We also have significantly expanded our systems integration capabilities, which allow ADT Worldwide to offer comprehensive solutions to customers that fully integrate security and fire offerings into comprehensive IT networks, business operations and management tools, and process automation and control systems.

Flow Control

        Our Flow Control segment designs, manufactures, sells and services valves, pipes, fittings, valve automation and heat tracing products for the oil, gas and other energy markets along with general process industries and the water and wastewater markets. We believe we are the world's leading manufacturer of flow control products. With 2009 net revenue of $3.8 billion, our Flow Control segment comprises 22% of our consolidated net revenue. In 2008 and 2007, net revenue totaled $4.4 billion, or 22%, of our consolidated net revenue and $3.8 billion, or 20%, of our consolidated net revenue, respectively. Flow Control is a global company with 40% of its sales in Europe, Middle East and Africa ("EMEA"), 26% from the Americas, 19% from the Pacific region and 15% from Asia.

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

Customers

        Flow Control's customers include businesses engaged in a wide range of industries, including power generation, chemical and petrochemical, pharmaceutical, oil production and refining, gas, water, food and beverage, marine and shipbuilding and related process industries. Customers include end users as well as engineering, procurement and construction companies, contractors, original equipment manufacturers ("OEM") and distributors. Flow Control operates an extensive network of sales, service and distribution centers to serve our wide range of global customers.

Competition

        The flow control industry is highly fragmented, consisting of many local and regional companies and a few global competitors. We compete against a number of international, national and local manufacturers of industrial valves as well as against specialized manufacturers on the basis of product capability, product quality, breadth of product line, delivery and price. Our major competitors vary by region.

Fire Protection Services

        Our Fire Protection Services segment designs, sells, installs and services fire detection and fire suppression systems for commercial enterprises, governmental entities, airports, commercial shipping companies, fire departments, transportation systems, healthcare owners, petrochemical facilities and homeowners. We believe we are one of the largest providers of these systems and services. With 2009 net revenue of $3.4 billion, our Fire Protection Services segment comprises 20% of our consolidated net revenue. In 2008 and 2007, net revenue totaled $3.9 billion, or 19%, of our consolidated net revenue and $3.7 billion, or 20%, of our consolidated net revenue, respectively.

Services and Products

        Fire Protection Services designs, sells, installs and services fire alarm and fire detection systems, automatic fire sprinkler systems and special hazard suppression systems. Fire Protection Services operates under various leading trade names, including SimplexGrinnell, Wormald, Mather & Platt, Dong Bang, Zettler and Tyco. A significant portion of the components used in our fire detection and fire suppression systems are manufactured by our Safety Products segment.

        Fire Protection Services offers a wide range of fire alarm and fire detection systems. These alarm and detection systems include fire alarm control panels, advanced fire alarm monitoring systems, smoke, heat and carbon monoxide detectors, voice evacuation systems and emergency lighting systems. Fire Protection Services also offers a wide range of fire suppression systems, the majority which are water-based sprinkler systems. In addition, Fire Protection Services provides custom designed special hazard suppression systems, which incorporate specialized extinguishing agents such as foams, dry chemicals and gases, in addition to spill control products designed to absorb, neutralize and solidify spills of hazardous materials. These systems are often especially suited to fire suppression in certain manufacturing, power generation, petrochemical, offshore oil exploration, transportation, data processing, telecommunications, commercial food preparation, mining and marine applications.

        Fire Protection Services installs fire detection and fire suppression systems in both new and existing buildings. These systems typically are purchased by owners, construction engineers and electrical contractors as well as mechanical or general contractors. In recent years, retrofitting of existing buildings has grown as a result of legislation mandating the installation of fire detection and fire suppression systems, especially in hotels, healthcare facilities and educational establishments. In addition, in September 2008, the International Residential Code Council, a non-profit association that develops model code documents that are the predominant building and fire safety regulations adopted by jurisdictions in the United States, adopted proposals to amend the 2009 International Residential Code to require sprinkler systems in new one and two family dwellings effective in January 2011. This national code must now be adopted by each state / fire district and be incorporated into the local building codes in order to be applied to any new homes being built in that area. The timing of adoption will vary by state / district. Fire Protection Services also continues to focus on system maintenance and inspection, which have become increasingly significant parts of its business.

Customers

        Fire Protection Services' customers include commercial enterprises, governmental entities, airports, commercial shipping companies, fire departments, transportation systems, healthcare facility owners, petrochemical facilities and homeowners. We market our fire detection and fire suppression systems to the majority of these customers through a direct sales force.

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

Electrical and Metal Products

        Our Electrical and Metal Products segment designs, manufactures and sells galvanized steel tubing and pipe products, pre-wired armored electrical cables, electrical support systems and metal framing systems for trade contractors in the construction and modernization of non-residential structures such as commercial office buildings, institutional facilities, manufacturing plants and warehouses, shopping centers and multi-family dwellings. In North America, our Allied Tube & Conduit business is a leading manufacturer of electrical steel conduit and our AFC Cable Systems division is a leading manufacturer of steel and aluminum pre-wired electrical cable. Electrical and Metal Products also manufactures and sells cable tray systems, steel tubes, tiles, plates and other specialty formed steel products in South America, Asia Pacific and EMEA. With 2009 net revenue of $1.4 billion, our Electrical and Metal Products segment comprises 8% of our consolidated net revenue. In 2008 and 2007, net revenue totaled $2.3 billion, or 11%, of our consolidated net revenue and $2.0 billion, or 11%, of our consolidated net revenue, respectively.

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

Services and Products

        Electrical and Metal Products designs and manufactures galvanized steel tubing and pipe products that include electrical conduit, fire sprinkler pipe, light gauge steel tube and fence pipe. These steel tube and pipe products are sold under the brand names Allied Tube & Conduit and Tectron Tube. In addition, we manufacture various electrical support system products including strut channel, metal framing, cable tray systems and associated fittings, sold under brand names Unistrut, PowerStrut, TJ Cope and Acroba.

        Electrical and Metal Products also design and manufacture pre-wired armored and metal-clad electrical cable, flexible and non-metallic conduit, PVC and HDPE cable protection products, as well as other fire stop products. These offerings are sold under the brand names AFC Cable Systems, Eastern Wire and Conduit and Kaf-Tech.

Customers

        The majority of the products manufactured by Electrical and Metal Products are used by trade contractors in the construction and modernization of non-residential structures such as commercial office buildings, institutional facilities, manufacturing plants and warehouses, shopping centers and multi-family dwellings. Nearly 95% of these products are sold through wholesale distribution to trade contractors; the remaining 5% are sold to smaller contractors and homeowners through big-box home improvement retailers. Distribution-based sales account for 75% of the total revenue for Electrical and Metal Products segment.

        The other major customer segment, representing approximately 25% of revenue, is the OEM market. The steel tubes supplied by Electrical and Metal Products are ultimately used as a component for OEM products in commercial or industrial end markets. Steel tubular products are sold direct to OEMs or through metals distributors.

Competition

        The market for electrical conduit and wiring and supports, fire protection and security products and steel tubing includes a broad range of competitors. Our principal competitors range from national manufacturers to smaller regional players. Our customers purchase from us because of the product availability, breadth of product line and the premium quality of products.

Safety Products

        Our Safety Products segment designs, manufactures and sells fire suppression, electronic, security and life safety products, including fire suppression products, breathing apparatus, intrusion security, access control and video management systems. In addition, Safety Products manufactures products installed and serviced by ADT Worldwide and Fire Protection Services. With 2009 net revenue of $1.6 billion, our Safety Products segment comprises 9% of our consolidated net revenue. In 2008 and 2007, net revenue totaled $1.9 billion, or 9%, of our consolidated net revenue and $1.7 billion, or 9%, of our consolidated net revenue, respectively.

Services and Products

        Safety Products manufactures fire suppression products, including water sprinkler systems, portable fire extinguishers, commercial suppression systems for special hazards including gas, powder and foam agents, forestry and hose products used to fight wildfires, and fire-fighting foam and related delivery devices. Safety Products also manufactures life safety products, including self-contained breathing apparatus designed for firefighter, industrial and military use, supplied air respirators, air-purifying respirators, thermal imaging cameras, gas detection equipment and gas masks. Safety Products' breathing apparatus are used by the military forces of several countries and many U.S. firefighters rely on the Scott Air-Pak brand of self-contained breathing apparatus.

        Safety Products designs and manufactures electronic security products, including integrated video surveillance and access control systems to enable businesses to manage their security and enhance business performance. Its global access control solutions include: integrated security management systems for enterprise applications, access control solutions for mid-size applications, alarm management panels, door controllers, readers, keypads and cards. Its global video system solutions include: digital video management systems, matrix switchers and controllers, digital multiplexers, programmable cameras, monitors and liquid crystal displays. Its intrusion security products provide advanced security products for homes and businesses ranging from burglar alarms to a full range of security systems including alarm control panels, keypads, sensors and central station receiving equipment used in security monitoring centers.

        Safety Products also manufactures a number of products for ADT Worldwide and Fire Protection Services for incorporation into their electronic security systems and fire detection and fire suppression systems. These products include a wide range of our fire detection and fire suppression products, security video and access control products, electronic article surveillance and intrusion products.

Customers

        In addition to our ADT Worldwide and Fire Protection Services segments, Safety Products sells its products primarily through indirect distribution channels around the world. These business partners sell to customers including contractors that install fire suppression, security and theft protection systems. Some of our partners are integrators and install the products themselves; others act as dealers and sell to smaller fire and security contractors. Our end customers for our breathing apparatus include fire departments, municipal and state governments and military forces as well as major companies in the Industrial sector. Customers for our fire sprinkler products include distributors, commercial builders and contractors. Residential builders, contractors and developers are emerging customers for our sprinkler products given changing regulatory dynamics. In addition, in September 2008, the International Residential Code Council, a non-profit association that develops model code documents that are the predominant building and fire safety regulations adopted by jurisdictions in the United States, adopted proposals to amend the 2009 International Residential Code to require sprinkler systems in new one and two family dwellings effective in January 2011. This national code must now be adopted by each state / fire district and be incorporated into the local building codes in order to be applied to any new homes being built in that area. The timing of adoption will vary by state / district.

        Our Safety Products businesses utilize a worldwide network of sales offices and operate globally under various trade names, including Scott, Protector, Ansul, Grinnell, Software House, American Dynamics, DSC and Bentel.

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

Intellectual Property

        Patents, trademarks, copyrights and other proprietary rights are important to our business. We also rely upon trade secrets, manufacturing know-how, continuing technological innovations and licensing opportunities to maintain and improve our competitive position. We review third-party proprietary rights, including trademarks, patents and patent applications, in an effort to develop an effective intellectual property strategy, avoid infringement of third-party proprietary rights, identify licensing opportunities and monitor the intellectual property claims of others.

        We own a portfolio of patents that principally relates to: electronic security systems; fire detection systems; fire suppression systems; fire extinguishers and related products; integrated systems for surveillance and control of public transportation and other public works; fire protection sprinklers and related systems and products; structural and electrical tubing and conduit; building structural members, panels and related fixtures; concrete reinforcing products; fire-rated and armored electrical cabling; heat tracing and floor heating systems; security wire and fencing; and flow control products, including valves, actuators and controllers and airflow control and sensing products. We also own a portfolio of trademarks and are a licensee of various patents and trademarks. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are dependent upon national laws and use of the marks.

        While we consider our patents to be valuable assets, we do not believe that our overall competitive position is dependent on patent protection or that our overall operations are dependent upon any single patent or group of related patents.

Research and Development

        We are engaged in research and development in an effort to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of our existing products and to expand the applications for which the uses of our products are appropriate. We continually evaluate developing technologies in areas that we believe will enhance our business for possible investment. Our research and development expense was $118 million in 2009, $127 million in 2008 and $120 million in 2007.

Raw and Other Purchased Materials

        We are a large buyer of metals and other commodities, including gasoline. Certain of the components used in the Fire Protection Services business, principally certain valves and fittings, are purchased for installation in fire protection systems or for distribution. Materials are purchased from a large number of independent sources around the world. There have been no shortages in materials that have had a material adverse effect on our businesses. However, significant changes in certain raw material costs have had, and may in the future have, an adverse impact on costs and operating margins. In particular, our Electrical and Metal Products segment is significantly affected by volatility in the price of steel and copper, with operating margins generally contracting in a declining price environment and expanding when prices of these commodities are rising. We enter into long-term supply contracts, using fixed or variable pricing to manage our exposure to potential supply disruptions.

Governmental Regulation and Supervision

        Our operations are subject to numerous federal, state and local consumer protection, licensing and other laws and regulations, both within and outside the United States. For example, most U.S. states in which we operate have licensing laws directed specifically toward the alarm and fire suppression industries. Our ADT Worldwide business currently relies primarily upon the use of wireline telephone service to communicate signals, and wireline telephone companies in the United States are regulated by both the federal and state governments. Another example is our Flow Control business, which is subject to strict regulations governing the import and export of goods and technologies across international borders, particularly with respect to "dual use" products, which are products that may have both civil and military use. In addition, government regulation of fire safety codes can impact our Fire Protection Services business. These and other laws and regulations impact the manner in which we conduct our business, and changes in legislation or government policies can affect our worldwide operations, both positively and negatively. For a more detailed description of the various laws and regulations that affect our business, see Item 1A. Risk Factors—Risks Related to Legal, Regulatory and Compliance Matters and Item 3. Legal Proceedings.

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

        Given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods, the ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict. Based upon our experience, current information regarding known contingencies and applicable laws, we concluded that it is probable that we would incur remedial costs in the range of approximately $31 million to $85 million. As of September 25, 2009, we concluded that the best estimate within this range is approximately $40 million, of which $12 million is included in accrued and other current liabilities and $28 million is included in other liabilities in the Consolidated Balance Sheet. In view of our financial position and reserves for environmental matters, we believe that any potential payment of such estimated amounts will not have a material adverse effect on our financial position, results of operations or cash flows.

Employees

        As of September 25, 2009, we employed approximately 106,000 people worldwide, of which approximately 38,000 are employed in the United States and 68,000 are outside the United States. Approximately 31,000 employees are covered by collective bargaining agreements or works councils and we believe that our relations with the labor unions are generally good.

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

        Our Internet website is www.tyco.com. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the exchange act as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. As a result of the Change of Domicile, Tyco is required to prepare Swiss statutory financial statements, including Swiss consolidated financial statements, on an annual basis. A copy of the Swiss statutory financial statements will be distributed along with our annual report to shareholders, and all of the aforementioned reports will be made available to our shareholders upon their request. In addition, we have posted the charters for our Audit Committee, Compensation and Human Resources Committee, and Nominating and Governance Committee, as well as our Board Governance Principles and Guide to Ethical Conduct, on our website under the heading "Corporate Citizenship—Governance." The annual report to shareholders, charters and principles are not incorporated in this report by reference. We will also provide a copy of these documents free of charge to shareholders upon request.

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

        Our operating results have been and may in the future be adversely affected by general economic conditions and the cyclical pattern of certain industries in which we operate. For example, demand for our services and products is significantly affected by the level of commercial construction, the amount of discretionary consumer and business spending, and the performance of the housing market, each of which historically has displayed significant cyclicality. Recent economic weakness has adversely affected our businesses. For example, weakness in the North American and European non-residential construction markets have adversely impacted the system installation and service portion of our ADT Worldwide business, and weak global economic conditions have also adversely impacted our Flow Control business. Continued weakness in the U.S. or global economies, or in the industries in which we operate, could have a material negative impact on our financial condition, results of operations or cash flows.

  We face intense competition in each of our businesses, and competitive challenges from lower cost manufacturers. If we cannot successfully compete in an increasingly global market-place, our operating results may be adversely affected.

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

        Attrition rates for customers in our ADT Worldwide business increased over the prior year to an average of 13.4% on a trailing 12-month basis for 2009, as compared to 12.9% for 2008, and 12.3% in 2007. Although rates have not increased significantly in the last fiscal year, if attrition rates continue to trend upward, ADT's recurring revenue and results of operations may be adversely affected. The risk is more pronounced in times of economic uncertainty. Tyco amortizes the costs of ADT's contracts and related customer relationships purchased through the ADT dealer program based on the estimated life of the customer relationships. Internally generated residential and commercial pools are similarly depreciated. If attrition rates were to rise, Tyco may be required to accelerate the depreciation and amortization of subscriber system assets and intangible assets, which could cause a material adverse effect on our financial condition or results of operations.

  We have significant operations outside of the United States, which are subject to political, economic and other risks inherent in operating outside of the United States.

        We have significant operations outside of the United States. We generated 52% of our net revenue outside of the United States in 2009. We expect net revenue generated outside of the United States to continue to represent a significant portion of total net revenue. Business operations outside of the United States are subject to political, economic and other risks inherent in operating in certain countries, such as:

  •
  the difficulty of enforcing agreements, collecting receivables and protecting assets through non-U.S. legal systems;

  •
  trade protection measures and import or export licensing requirements;

  •
  difficulty in staffing and managing widespread operations and the application of certain labor regulations outside of the United States;

  •
  compliance with a wide variety of non-U.S. laws and regulations;

  •
  changes in the general political and economic conditions in the countries where we operate, particularly in emerging markets;

  •
  the threat of nationalization and expropriation;

  •
  increased costs and risks of doing business in a wide variety of jurisdictions;

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

        Our net revenue derived from sales in non-U.S. markets for 2009 was 52% of our total net revenue, and we expect revenue from non-U.S. markets to continue to represent a significant portion of our total net revenue. Therefore, when the U.S. dollar strengthens in relation to the currencies of the foreign countries where we sell our products and services compared to prior periods, our U.S. dollar reported revenue and income will decrease, and vice-versa. Changes in the relative values of currencies occur regularly and in some instances, may have a significant effect on our results of operations. Our financial statements reflect translation of items denominated in non-U.S. currencies to U.S. dollars, our functional currency.

        In addition, we are a large buyer of metals and other commodities, including fossil fuels for our manufacturing operations and our vehicle fleet, the prices of which have fluctuated significantly in recent years. Increases in the prices of some of these commodities could increase the costs of manufacturing our products and providing our services. We may not be able to pass on these costs to our customers or otherwise effectively manage price volatility and this could have a material adverse effect on our financial condition, results of operations or cash flows. Further, in a declining price environment, our operating margins may contract because we account for inventory using the first-in, first-out method. This is most pronounced in our Electrical and Metal Products segment, where declining copper and steel prices, along with volume declines, negatively affected our margins in 2009.

        We monitor these exposures as an integral part of our overall risk management program. In some cases, we enter into hedge contracts to insulate our results of operations from these fluctuations. These hedges are subject to the risk that our counterparty may not perform. As a result, changes in currency exchange rates, commodity prices and interest rates may have a material adverse effect on our financial condition, results of operations or cash flows.

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

        It may be difficult for us to complete transactions quickly and to integrate acquired operations efficiently into our current business operations. Any acquisitions or investments may ultimately harm our business or financial condition, as such acquisitions may not be successful and may ultimately result in impairment charges.

  If we cannot obtain sufficient quantities of materials, components and equipment required for our manufacturing activities at competitive prices and quality and on a timely basis, or if our manufacturing capacity does not meet demand, our financial condition, results of operations or cash flows may suffer.

        We purchase materials, components and equipment from third-parties for use in our manufacturing operations. If we cannot obtain sufficient quantities of these items at competitive prices and quality and on a timely basis, we may not be able to produce sufficient quantities of product to satisfy market demand, product shipments may be delayed or our material or manufacturing costs may increase. In addition, because we cannot always immediately adapt our cost structures to changing market conditions, our manufacturing capacity may at times exceed or fall short of our production requirements. Any of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise adversely affect our financial condition, results of operations or cash flows.

  Failure to retain or attract qualified personnel could adversely affect our business.

        The Company's culture and guiding principles focus on continuously training, motivating and developing employees, and in particular it strives to attract, motivate and retain qualified managers to handle the day-to-day operations of a highly diversified organization. If we fail to retain and attract qualified personnel, the Company's operations could be adversely affected. In addition, excessive turnover in personnel could cause manufacturing inefficiencies in certain of our businesses. The demand for experienced management in certain geographic areas also makes it difficult to retain qualified employees. High turnover could result in additional training and inefficiencies that could adversely impact the Company's operating results.

  We have recently recognized substantial impairment charges and may be required to recognize additional impairment charges in the future.

        Pursuant to accounting principles generally accepted in the United States, we are required to periodically assess our goodwill, intangibles and other long-lived assets to determine if they are impaired. Disruptions to our business, end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures and market capitalization declines may result in additional charges for goodwill and other asset impairments. During the quarter ended March 27, 2009, we recognized aggregate goodwill and intangible asset impairments of $2.7 billion, resulting primarily from a slowdown in the commercial markets including the retailer end market in certain of our businesses; a decline in sales volume at our Electrical and Metal Products segment; and downward revisions to forecasted results, restructuring actions and weaker industry outlooks. As a result, the Company recognized an aggregate goodwill impairment of $2.6 billion ($2.6 billion after-tax) at six of our reporting units and intangible asset impairments of $64 million ($40 million after-tax) related to franchise rights in our ADT Worldwide segment and a tradename in our Safety Products segment. The Company believes that our goodwill balance as of September 25, 2009 is recoverable. However, fair value determinations require considerable judgment and are sensitive to change. Additional impairments to one or more of our reporting units could occur in future periods whether or not connected to the annual impairment analysis. Future impairment charges could materially affect our reported earnings in the periods of such charges and could adversely affect our financial condition and results of operations.

Risks Related to Legal, Regulatory and Compliance Matters

  We are named as a defendant in a variety of litigation that could cause a material adverse effect on our financial condition, results of operations or cash flows.

        We are named as a defendant in a significant amount of litigation, including claims for damages arising out of the use or installation of our products or services, litigation alleging the infringement of intellectual property rights, litigation alleging anti-competitive behavior, litigation related to environmental matters, product liability litigation (including asbestos-related claims), litigation alleging violations of federal and state securities laws, employee matters and commercial disputes. In certain circumstances, patent infringement and anti-trust laws permit successful plaintiffs to recover treble damages. The defense of these lawsuits may divert our management's attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies, that could have a material adverse effect on our financial condition, results of operations or cash flows. Moreover, any insurance or indemnification rights that we have may be insufficient or unavailable to protect us against potential loss exposures.

  Legislative action by the U.S. Congress could materially, adversely affect us despite our Change of Domicile.

        Legislative action could be taken by the U.S. Congress which, if ultimately enacted, could override tax treaties upon which we rely, which would adversely affect our effective corporate tax rate despite our Change of Domicile. We cannot predict the outcome of any specific legislative proposals. However, if proposals were enacted that had the effect of disregarding our March 2009 Change of Domicile from Bermuda to Switzerland or limiting our ability as a Swiss company to take advantage of the tax treaties between Switzerland and the United States, we could be subjected to increased taxation. Also, various U.S. federal and state legislative proposals have been introduced in recent years that deny, or would deny, government contracts to U.S. companies that move their locations abroad. We cannot assure you that moving our jurisdiction of incorporation to Switzerland has eliminated the risk that these contract bans will apply to us.

        In addition, there continues to be negative publicity regarding, and criticism of, companies that conduct substantial business in the U.S. but are domiciled abroad. We cannot assure you that we will not be subject to such criticism as a result of our domicile in Switzerland.

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

        The U.S. Foreign Corrupt Practices Act (the "FCPA") and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in FCPA enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice ("DOJ") and the Securities and Exchange Commission ("SEC"), increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental and commercial corruption to some degree and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Furthermore, we have been subject to investigations by the DOJ and the SEC related to allegations that improper payments have been made by our subsidiaries and agents in recent years in violation of the FCPA. We have reported to the DOJ and the SEC the remedial measures that we have taken in response to the allegations and our own internal investigations. We also retained outside counsel to perform a Company-wide baseline review of our policies, controls and practices with respect to the FCPA, and we periodically provide updates to the SEC and DOJ regarding our FCPA investigations and compliance activities. As a result, it is possible that we will be required to pay material fines, consent to injunctions on future conduct or suffer other civil or criminal penalties or adverse impacts, including being subject to securities litigation or a general loss of investor confidence, any one of which could adversely affect our financial position, results of operations, cash flows, business prospects or the market value of our stock.

  Our failure to satisfy international trade compliance regulations may adversely affect us.

        Our global operations require importing and exporting goods and technology across international borders on a regular basis. From time to time, we obtain or receive information alleging improper activity in connection with imports or exports. Our policy mandates strict compliance with U.S. and international trade laws. When we receive information alleging improper activity, our policy is to investigate that information and respond appropriately, including, if warranted, reporting our findings to relevant governmental authorities. Nonetheless, we cannot provide assurance that our policies and procedures will always protect us from actions that would violate U.S. and/or foreign laws. Such improper actions could subject the Company to civil or criminal penalties, including material monetary fines, or other adverse actions including denial of import or export privileges, and could damage our reputation and our business prospects.

  We continue to be responsible for a portion of our contingent and other corporate liabilities following the Separation, primarily those relating to shareholder litigation and pre-Separation income tax liabilities.

        Under the Separation and Distribution Agreement and other agreements, subject to certain exceptions contained in the Tax Sharing Agreement, we, Covidien and Tyco Electronics have agreed to assume and be responsible for 27%, 42% and 31%, respectively, of certain of our contingent and other corporate liabilities. All costs and expenses associated with the management of these contingent and other corporate liabilities will be shared equally among the parties. These contingent and other corporate liabilities primarily relate to legacy securities litigation and any actions with respect to the separation plan or the Separation brought by any third party, as well as pre-Separation income tax liabilities. Liabilities that are specifically related to one of the three separated companies are not allocated.

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

  We could face product liability and asbestos claims relating to products we manufacture or install. These claims could result in significant costs and liabilities and reduce our profitability.

        We face exposure to product liability claims in the event that any of our products results in personal injury or property damage. In addition, if any of our products prove to be defective, we may be required to recall or redesign such products, which could result in significant unexpected costs. We have been named in a significant number of lawsuits alleging damages based on claims that individuals were exposed to asbestos through the past distribution of asbestos-containing industrial products. Any insurance we maintain may not be available on terms acceptable to us or such coverage may not be adequate for liabilities actually incurred. Any claim or product recall could result in adverse publicity against us, which could adversely affect our financial condition, results of operations or cash flows.

        In addition, we could face liability for failure to respond adequately to alarm activations or failure of our fire protection systems to operate as expected. The nature of the services we provide potentially exposes us to risks of liability for employee acts or omissions or system failures. In an attempt to reduce this risk, our alarm monitoring agreements and other contracts contain provisions limiting our liability in such circumstances. We cannot assure you, however, that these limitations will be enforced. Losses from such litigation could be material to our financial condition, results of operations or cash flows.

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

        The ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon our experience, current information regarding known contingencies and applicable laws, we concluded that it is probable that we would incur remedial costs of approximately $40 million, of which $12 million is included in accrued and other current liabilities and $28 million is included in other liabilities in the Consolidated Balance Sheets as of September 25, 2009. Environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with such laws, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or materially adversely affect our financial condition, results of operations or cash flows. We may also be subject to material liabilities for additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities or for existing environmental conditions of which we are not presently aware.

Risks Related to Our Liquidity

  Recent disruptions in the financial markets could have adverse effects on us, our customers and our suppliers, as access to liquidity may be negatively impacted by disruptions in the credit markets, leading to increased funding costs or unavailability of credit.

        In the normal course of our business, we access credit markets for general corporate purposes, which may include repayment of indebtedness, acquisitions, additions to working capital, repurchase of common shares, capital expenditures and investments in the Company's subsidiaries. Although we believe we have sufficient liquidity to meet our current needs, our access to and the cost of capital could be negatively impacted by disruptions in the credit markets. In 2009, global credit markets experienced significant dislocations and liquidity disruptions, and continued uncertainty in the credit markets may make financing terms for borrowers unattractive or unavailable. These factors may make it more difficult or expensive for us to access credit markets to meet our needs. In addition, these factors may make it more difficult for our suppliers to meet demand for their products or for prospective customers to commence new projects, as customers and suppliers may experience increased costs of debt financing or difficulties in obtaining debt financing. These disruptions in the financial markets have had adverse effects on other areas of the economy and have led to a slow down in general economic activity that we expect to continue to adversely affect our businesses. These disruptions may have other unknown adverse affects. Based on these conditions, our profitability and our ability to execute our business strategy may be adversely affected.

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

  •
  increase our vulnerability to adverse economic and industry conditions;

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

        The Company and its subsidiaries' income tax returns periodically are examined by various tax authorities. In connection with these examinations, tax authorities, including the Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. We are reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed for uncertain income tax positions have been recorded through the income tax provision, equity or goodwill, as appropriate. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional income taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these liabilities in light of changing facts and circumstances.

        In 2004, in connection with the IRS audit of the 1997 through 2000 years, the Company submitted to the IRS proposed adjustments to certain prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously filed. During 2006, the IRS accepted substantially all of the proposed adjustments. Subsequently, the Company developed proposed amendments to U.S. federal income tax returns for additional periods through 2006. On the basis of previously accepted amendments, the Company has determined that these adjustments will more-likely-than-not be accepted and, accordingly, has recorded such adjustments in the Consolidated Financial Statements. Such adjustments did not have a material impact on the Company's financial condition, results of operations or cash flows. While the final adjustments cannot be determined until the IRS review is completed, the Company believes that any resulting adjustments will not have a material impact on its financial condition, results of operations or cash flows.

  We share responsibility for certain of our, Covidien's and Tyco Electronics' income tax liabilities for tax periods prior to and including June 29, 2007.

        Under the Tax Sharing Agreement, we share responsibility for certain of our, Covidien's and Tyco Electronics' income tax liabilities, which result in cash payments, based on a sharing formula for periods prior to and including June 29, 2007. More specifically, we, Covidien and Tyco Electronics share 27%, 42% and 31%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to our, Covidien's and Tyco Electronics' U.S. and certain non-U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the Separation. All costs and expenses associated with the management of these shared tax liabilities will be shared equally among the parties. We are responsible for all of our own taxes that are not shared pursuant to the Tax Sharing Agreement's sharing formula. In addition, Covidien and Tyco Electronics are responsible for their tax liabilities that are not subject to the Tax Sharing Agreement's sharing formula.

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

        We have received private letter rulings from the IRS regarding the U.S. federal income tax consequences of the distribution of Covidien and Tyco Electronics common shares to our shareholders substantially to the effect that the distribution of such shares, except for cash received in lieu of fractional shares, will qualify as tax-free under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986 (the "Code"). The private letter rulings also provided that certain internal transactions undertaken in anticipation of the Separation would qualify for favorable treatment under the Code. The private letter rulings relied on certain facts and assumptions, and certain representations and undertakings, from Tyco, Covidien and Tyco Electronics regarding the past and future conduct of our respective businesses and other matters. Notwithstanding the private letter rulings and the opinions, the IRS could determine on audit that the distribution or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the distributions should be taxable for other reasons, including as a result of significant changes in stock or asset ownership after the distribution. If the distribution ultimately is determined to be taxable, we would recognize a gain in an amount equal to the excess of the fair market value of the Covidien and Tyco Electronics common shares distributed to our shareholders on June 29, 2007 over our tax basis in such common shares, but such gain, if recognized, generally would not be subject to U.S. federal income tax. However, we would incur significant U.S. federal income tax liabilities if it ultimately is determined that certain internal transactions undertaken in connection with the Separation should be treated as taxable transactions.

Risks Relating to Our Jurisdiction of Incorporation in Switzerland

  Swiss laws differ from the laws in effect in the United States and may afford less protection to holders of Tyco's securities.

        Tyco International has changed its place of incorporation from Bermuda to Switzerland. Because of differences between Swiss law and Bermuda law and differences between the governing documents of Swiss and Bermuda companies, it may not be possible to enforce court judgments obtained in the United States against Tyco International based on the civil liability provisions of the federal or state securities laws of the United States in Switzerland. As a result, in a lawsuit based on the civil liability provisions of the U.S. federal or state securities laws, U.S. investors may find it difficult to:

  •
  effect service within the United States upon Tyco or its directors and officers located outside the United States;

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

  Until January 1, 2011, Tyco must declare and pay dividends in the form of reductions of registered share capital, which must be stated in Swiss francs, to avoid adverse tax consequences. Any currency fluctuations between the U.S. dollar and Swiss francs will affect the dollar value of the dividends Tyco pays.

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

  As a result of our Change of Domicile and the increase in the par value of our shares, we may have less flexibility with respect to certain aspects of capital management.

        In connection with the Change of Domicile, we significantly increased the par value of our shares. Currently the par value of our shares is CHF 8.07 (or approximately $7.87 based on the exchange rate in effect on November 2, 2009). Under Swiss law, we generally may not issue registered shares for an amount below par value. As of November 2, 2009, the closing price of our ordinary shares on the NYSE was $33.53. In the event there is a need to raise common equity capital at a time when the trading price of our registered shares is below our par value, we would need to obtain approval of our shareholders to decrease the par value of our registered shares. We cannot assure you that we would be able to obtain such shareholder approval. Obtaining shareholder approval also would require filing a preliminary proxy statement with the SEC and convening a meeting of shareholders which would delay any capital raising plans. If we were to receive shareholder approval to reduce the par value of our registered shares, the reduction would decrease our ability to pay dividends as a repayment of share capital, which may subject you to Swiss withholding tax.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our operations are conducted in facilities throughout the world aggregating approximately 34 million square feet of floor space, of which approximately 14 million square feet are owned and approximately 20 million square feet are leased. These facilities house manufacturing, distribution and warehousing operations, as well as sales and marketing, engineering and administrative offices.

        ADT Worldwide operates through a network of offices and service facilities located in North America, Central America, South America, Europe, the Middle East, the Asia-Pacific region and South Africa. The group occupies approximately 6 million square feet, of which 1 million square feet are owned and 5 million square feet are leased.

        Flow Control has manufacturing facilities, warehouses and distribution centers throughout North America, South America, Europe and the Asia-Pacific region. The group occupies approximately 11 million square feet, of which 6 million square feet are owned and 5 million square feet are leased.

        Fire Protection Services operates through a network of offices located in North America, Central America, South America, Europe and the Asia-Pacific region. The group occupies approximately 5 million square feet, all of which are leased.

        Electrical and Metal Products has manufacturing facilities, warehouses and distribution centers throughout North America, South America, Europe and the Asia-Pacific region. The group occupies approximately 6 million square feet, of which 4 million square feet are owned and 2 million square feet are leased.

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

        In the opinion of management, our properties and equipment are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. See Note 15 to Consolidated Financial Statements for a description of our lease obligations.

Item 3.    Legal Proceedings

        In the normal course of business, we are subject to various legal proceedings and claims, including product and general liability matters, environmental matters, patent infringement claims, employment disputes, disputes on agreements and other commercial disputes.

        In connection with the Separation, we entered into a liability sharing agreement regarding certain legal actions that were pending against Tyco prior to the Separation. Under the Separation and Distribution Agreement, we, Covidien and Tyco Electronics are jointly and severally liable for the full amount of any judgments resulting from the actions subject to the agreement, which generally relate to legacy matters that are not specific to the business operations of any of the companies. The Separation and Distribution Agreement also provides that we will be responsible for 27%, Covidien 42% and Tyco Electronics 31% of payments to resolve these matters, with costs and expenses associated with the management of these contingencies being shared equally among the parties. In addition, under the agreement, we will manage and control all the legal matters related to assumed contingent liabilities as described in the Separation and Distribution Agreement, including the defense or settlement thereof, subject to certain limitations. Additionally, at the time of the Separation, the Company, Covidien and Tyco Electronics agreed to allocate responsibility for certain legacy tax claims pursuant to the same formula under the Tax Sharing Agreement. See Note 6 to the Consolidated Financial Statements for a description of our Tax Sharing Agreement.

Class Action Settlement and Legacy Securities Matters

        As previously reported, Tyco, and some members of the Company's former senior corporate management were named as defendants in a number of lawsuits alleging violations of the disclosure provisions of the federal securities laws.

        In June 2007 the Company settled 32 purported securities class action lawsuits arising from actions alleged to have been taken by prior management for $2.975 billion. Of this amount, the Company contributed $803 million, representing its share under the Separation and Distribution Agreement.

        The June 2007 class action settlement did not purport to resolve all legacy securities cases, and several remain outstanding, the most significant of which is Stumpf v. Tyco International Ltd., which is a class action lawsuit in which the plaintiffs allege that Tyco, among others, violated the disclosure provisions of the federal securities laws. The matter arises from Tyco's July 2000 initial public offering of common stock of TyCom Inc., and alleges that the TyCom registration statement and prospectus relating to the sale of common stock were inaccurate, misleading and failed to disclose facts necessary to make the registration statement and prospectus not misleading. The complaint further alleges the defendants violated securities laws by making materially false and misleading statements and omissions concerning, among other things, executive compensation, TyCom's business prospects and Tyco's and TyCom's finances. The matter is currently in the pre-trial stages of litigation.

        In the first half of fiscal 2009, the Company settled a number of legal matters stemming from alleged violations of federal securities laws committed by former senior management, including several lawsuits from plaintiffs that had opted out of the June 2007 class action settlement, for an aggregate amount of approximately $90 million. Pursuant to the Separation and Distribution Agreement, the

Company's share of this amount was approximately $24 million, with Covidien and Tyco Electronics responsible for approximately $38 million and $28 million, respectively.

        During the second quarter of 2009, the Company concluded that its best estimate of probable loss for the legacy securities matters outstanding at the time was $375 million in the aggregate, which the Company recorded as a liability in accrued and other current liabilities in the Consolidated Balance Sheet as of March 27, 2009. Due to the sharing provisions in the Separation and Distribution Agreement described above, the Company also recorded receivables from Covidien and Tyco Electronics in the amounts of $158 million and $116 million, respectively, which were recorded in other current assets in the Company's Consolidated Balance Sheet as of March 27, 2009. As a result, the Company recorded a net charge of $101 million related to legacy securities matters during the quarter ended March 27, 2009 in selling, general, and administrative expenses in the Consolidated Statement of Operations.

        In the second half of fiscal 2009, the Company agreed to settle with all of the remaining plaintiffs that had opted-out of the class action settlement as well as plaintiffs who had brought Employee Retirement Income Security Act ("ERISA") related claims for a total of $271 million. Pursuant to the Separation and Distribution Agreement, the Company's share of the settlement amount was approximately $73 million, with Covidien and Tyco Electronics responsible for approximately $114 million and $84 million, respectively. This settlement activity did not result in the Company recording a charge to its Consolidated Statements of Operations as the Company had established a reserve for its best estimate of the amount of loss during the second quarter of 2009 as discussed above.

        The Company continues to believe that the accrual remaining as of September 25, 2009 is its best estimate for the remaining unresolved claims. Although the Company has reserved its best estimate of probable loss related to unresolved legacy securities claims, their ultimate resolution could differ from this estimate and could have a material adverse effect on the Company's financial position, results of operations or cash flows.

        In addition to the Stumpf matter, Tyco is a party to several lawsuits based on alleged violations of federal securities laws, fraud and negligence committed by former management. These previously reported matters consist of Jasin v. Tyco International Ltd., et al., an action brought by a pro se plaintiff, Hall v. Kozlowski, et al, an action brought by a pro se plaintiff relating to the plaintiff's employment, 401(k), pension plans and ownership of Tyco common stock, and several affirmative actions brought by Tyco against Messrs. Kozlowski, Swartz and Walsh, former executives and a director of Tyco. In connection with our affirmative actions, Messrs. Kozlowski and Swartz have made counterclaims seeking amounts allegedly due in connection with the former executives' compensation and retention arrangements and under ERISA, and Mr. Walsh has made claims alleging that Tyco is required to indemnify him for his defense costs arising from his role as a Tyco director. Tyco intends to vigorously defend each of these actions and does not believe that the ultimate outcome of any of these matters will have a material adverse affect on its financial position, results of operations or cash flows.

        Under the terms of the Separation and Distribution Agreement, each of Tyco, Covidien and Tyco Electronics are jointly and severally liable for the full amount of any legacy securities matters (excluding the counter-claims brought by former executives and a director described above.)

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to known environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 25, 2009, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $31 million to $85 million. As of September 25, 2009, Tyco concluded that the best estimate within this range is approximately

$40 million, of which $12 million is included in accrued and other current liabilities and $28 million is included in other liabilities in Tyco's Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos Matters

        The Company and certain of its subsidiaries are named as defendants in bodily injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. Of the lawsuits that have proceeded to trial since 2005, the Company has won or settled all but one case, with that one case returning an adverse jury verdict for approximately $7.7 million, which included both compensatory and punitive damages. The Company has appealed the verdict and believes that it will ultimately be overturned. As of September 25, 2009, there were 4,200 lawsuits pending against the Company and its subsidiaries. Each lawsuit typically includes several claims, and the Company has determined that it had 5,509, 6,569 and 6,461 claims outstanding as of September 25, 2009, September 26, 2008 and September 28, 2007, respectively. These amounts reflect adjustments for claims that are not actively being prosecuted, identify incorrect defendants or are duplicative of other actions. For a detailed discussion of asbestos-related matters, see Note 15 to the Consolidated Financial Statements.

Income Tax Matters

        The Company and its subsidiaries' income tax returns periodically are examined by various tax authorities. In connection with these examinations, tax authorities, including the Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. We are reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed for uncertain income tax positions have been recorded through the income tax provision, equity or goodwill, as appropriate. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional income taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these liabilities in light of changing facts and circumstances.

        In 2004, in connection with the IRS audit of the 1997 through 2000 years, the Company submitted to the IRS proposed adjustments to certain prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously filed. During 2006, the IRS accepted substantially all of the proposed adjustments. Subsequently, the Company developed proposed amendments to U.S. federal income tax returns for additional periods through 2006. On the basis of previously accepted amendments, the Company has determined that these adjustments will more-likely-than-not be accepted and, accordingly, has recorded such adjustments in the Consolidated Financial Statements. Such adjustments did not have a material impact on the Company's financial condition, results of operations or cash flows. While the final adjustments cannot be determined until the IRS review is completed, the Company believes that any resulting adjustments will not have a material impact on its financial condition, results of operations or cash flows. For a detailed discussion of income tax matters, see Note 6 to the Consolidated Financial Statements.

Compliance Matters

        As previously reported in our periodic filings, the Company has received and responded to various allegations and other information that certain improper payments were made by our subsidiaries and agents in recent years. For example, two subsidiaries in our Flow Control business in Italy have been charged, along with numerous other parties, in connection with the Milan public prosecutor's investigation into allegedly improper payments made to certain Italian entities, and we have reported to German authorities potentially improper conduct involving agents retained by our EMEA water business. We have reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that we have taken in response to these allegations and its internal investigations. We also informed the DOJ and the SEC that we retained outside counsel to perform a Company-wide baseline review of our policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), and that we would continue to make periodic progress reports to these agencies. We have and will continue to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper payments identified by us in the course of our ongoing compliance activities. The baseline review revealed that some business practices may not comply with Tyco and FCPA requirements. At this time, we cannot predict the outcome of these matters and other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of these matters. However, it is possible that we may be required to pay material fines, consent to injunctions on future conduct, or suffer other criminal or civil penalties or adverse impacts, each of which could have a material adverse effect on our financial position, results of operations or cash flows.

        Covidien and Tyco Electronics agreed, in connection with the Separation, to cooperate with the Company in its response regarding these matters. Any judgment required to be paid or settlement or other cost incurred by the Company in connection with the FCPA investigations would be subject to the liability sharing provisions of the Separation and Distribution Agreement, which assigned liabilities primarily related to the former Healthcare and Electronics businesses of Tyco to Covidien or Tyco Electronics, respectively, and provides that Tyco will retain liabilities primarily related to its continuing operations. Any liabilities not primarily related to a particular business will be shared equally among Tyco, Covidien and Tyco Electronics.

        The German Federal Cartel Office ("FCO") charged in early 2007 that certain German subsidiaries in the Company's Flow Control business have engaged in anti-competitive practices, in particular with regard to its hydrant, valve, street box and fittings business. The Company investigated this matter and determined that the conduct may have violated German anti-trust law. The Company is cooperating with the FCO in its investigation of this violation, which is ongoing. The Company cannot estimate the range of potential loss that may result from this violation. It is possible that the Company may be subject to civil or criminal proceedings and may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on our financial position, results of operations or cash flows.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent court appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million. The quarterly withdrawal liability payments are $1.1 million, $11 million of which have been paid to date. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The number of registered holders of Tyco's common shares as of November 6, 2009 was 25,590.

        Tyco common shares are listed and traded on the New York Stock Exchange ("NYSE") under the symbol "TYC." The following table sets forth the high and low closing sales prices of Tyco common shares as reported by the NYSE, and the dividends declared on Tyco common shares, for the quarterly periods presented below. Effective March 17, 2009, Tyco changed its jurisdiction of incorporation from Bermuda to the Canton of Schaffhausen, Switzerland. In connection with the Change of Domicile, the par value of Tyco's common shares increased from $0.80 per share to 8.53 Swiss francs (CHF) per share (or $7.21 based on the exchange rate in effect on March 17, 2009). The Change of Domicile was approved at a special general meeting of shareholders held on March 12, 2009. The following steps occurred in connection with the Change of Domicile, which did not result in a change to Total Shareholders' Equity:

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

	Year Ended September 25, 2009			Year Ended September 26, 2008
	Market Price Range			Market Price Range
			Dividends Declared Per Common Share(1)			Dividends Declared Per Common Share
Quarter	High	Low		High	Low
First	$35.02	$15.65	$0.20	$46.66	$37.88	$0.15
Second	24.57	17.43	0.21	44.85	33.72	0.15
Third	28.86	18.88	0.21	47.41	40.08	0.15
Fourth	34.87	25.55	0.22	45.15	36.37	0.20

			$0.84			$0.65

(1)
The dividends declared for the second through fourth quarters of 2009, are the U.S. dollar equivalent of CHF 0.23 converted at the U.S. dollar/Swiss franc exchange rate shortly before the payment dates.

        Prior to the Change of Domicile, on December 4, 2008, Tyco's Board of Directors declared a quarterly dividend on the Company's common shares of $0.20 per share, which was paid on February 2, 2009 to shareholders of record on January 5, 2009. Subsequent to the Change of Domicile, on March 12, 2009 Tyco's shareholders approved an annual dividend of CHF 0.93 to be paid out of registered share capital in four quarterly installments. On March 12, 2009 and May 7, 2009 Tyco's Board of Directors declared the first and second installments of the quarterly dividend on the Company's common shares of $0.21 which were paid on May 27, 2009 and August 26, 2009, respectively, to shareholders of record on April 30, 3009 and July 31, 2009, respectively. On September 10, 2009, Tyco's Board of Directors declared the third installment of the quarterly dividend on the Company's common shares of CHF 0.23 per share (or $0.22 per share converted at the U.S. dollar/Swiss franc exchange rate as of October 30, 2009). This dividend is payable on November 24,

2009 to shareholders of record on October 30, 2009 and will be converted at the U.S. dollar/Swiss franc exchange rate in effect shortly before the payment date.

Dividend Policy

        Pursuant to Swiss law, dividend payments made prior to January 1, 2011 are subject to Swiss withholding taxes unless made in the form of a return of capital from our registered share capital. As a result, we intend to first pay dividends in the form of a reduction of registered share capital, denominated in Swiss francs, until at least January 1, 2011. However, we expect to actually pay dividends in U.S. dollars based on exchange rates in effect shortly before the payment date. Fluctuations in the value of the U.S. dollar compared to the Swiss franc between the date the dividend is declared and paid will increase or decrease the U.S. dollar amount required to be paid. We manage the potential variability in cash flows associated with the dividend payments by entering into derivative financial instruments used as economic hedges of the underlying risk. After January 1, 2011, we expect to make dividend payments in the form of a reduction in contributed surplus, which also may be made free of Swiss withholding taxes. We expect to obtain shareholder approval of an annual dividend amount each year at our annual general meeting, and we expect to distribute the approved dividend amount in four quarterly installments, the timing of which will be determined by our Board of Directors. The timing, declaration and payment of future dividends to holders of our common shares will depend upon many factors, including our financial condition and results of operations, the capital requirements of our businesses, industry practice and any other relevant factors. Future dividends will be proposed by our Board of Directors and, as stated above, require shareholder approval. Dividends paid from contributed surplus also require shareholder approval, but may be denominated and paid in U.S. dollars.

Performance Graph

        Set forth below is a graph comparing the cumulative total shareholder return on Tyco's common shares against the cumulative return on the S&P 500 Index, Dow Jones U.S. Industrials Index and the S&P 500 Industrials Index, assuming investment of $100 on September 30, 2004, including the reinvestment of dividends. The graph shows the cumulative total return as of the fiscal years ended September 30, 2005, September 29, 2006, September 28, 2007, September 26, 2008 and September 25, 2009. In July 2007, Tyco began using performance share units as a component of its annual equity incentive program. The benchmark against which Tyco's total shareholder return is measured is the S&P 500 Industrials Index. As a result, the S&P 500 Industrials Index will replace the Dow Jones U.S. Industrials Index in the performance graph below.

Total Return To Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage Years Ended
Company/Index	9/05	9/06	9/07	9/08	9/09
Tyco International Ltd.	(8.01)	1.59	2.61	(17.67)	(3.58)
S&P 500 Index	12.25	10.79	16.44	(18.85)	(11.56)
S&P 500 Industrials Index	13.03	8.34	20.96	(15.16)	(8.00)
Dow Jones U.S. Industrials Index	2.38	7.14	24.01	(32.60)	(20.46)

	9/04	9/05	9/06	9/07	9/08	9/09
Tyco International Ltd.	$100.00	$91.99	$93.46	$95.90	$78.96	$76.13
S&P 500 Industrials Index	100.00	112.25	124.36	144.81	117.51	103.92
S&P Industrials	100.00	113.03	122.46	148.13	125.68	115.62
Dow Jones U.S. Industrials Index	100.00	102.38	109.69	136.03	91.68	72.92

Equity Compensation Plan Information

        The following table provides information as of September 25, 2009 with respect to Tyco's common shares issuable under its equity compensation plans:

	Equity Compensation Plan
Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2004 Stock and Incentive Plan(1)	22,747,724	$43.99	26,477,465
LTIP Plan(2)	4,223,461	36.71	—
ESPP(3)	—	—	2,919,845

	26,971,185		29,397,310

Equity compensation plans not approved by security holders:
LTIP II Plan(4)	4,943,610	$53.78	—
SAYE(5)	375,906	32.82	7,024,865

	5,319,516		7,024,865

Total	32,290,701		36,422,175

(1)
The Tyco International Ltd. 2004 Stock and Incentive Plan provides for the award of stock options, restricted shares and other equity and equity-based awards to Board members, officers and non-officer employees. Amount shown under shares outstanding includes 200,358 deferred stock unit ("DSU") grants and dividend equivalents earned on each DSU account, 17,393,133 shares to be issued upon exercise of options, 3,736,710 restricted stock units and 1,417,523 performance share units representing target payout. There are currently no restricted share awards outstanding under this plan. Amount shown under shares available reflects the aggregate shares available under Tyco International Ltd. Long Term Incentive Plan ("LTIP"), LTIP II and the 2004 Stock and Incentive Plan. Shares available under LTIP and LTIP II in March 2004 were rolled into the 2004 Stock and Incentive Plan as of the inception of the Plan.

(2)
The LTIP allows for the grant of stock options and other equity or equity-based grants to Board members, officers and non-officer employees. Amount shown includes 3,356,003 shares to be issued upon exercise of options, and 867,458 DSU grants and dividend equivalents earned on each DSU account. Of the 3.3 million shares, 83,208 are outstanding stock options assumed in connection with acquisitions at a weighted-average exercise price of $127.03. No additional options may be granted under those assumed plans. Effective as of inception of the 2004 Stock and Incentive Plan, no additional grants may be made under the LTIP or the LTIP II.

(3)
This table includes 2,919,845 shares available for future issuance under the Tyco Employee Stock Purchase Plan ("ESPP"), which represents the number of remaining shares registered for issuance under this plan. All of the shares delivered to participants under the ESPP were purchased in the open market. The ESPP was suspended indefinitely during the fourth quarter of 2009.

(4)
Under the terms of the 2004 Stock and Incentive Plan adopted in March 2004, no additional options, equity or equity-based grants will be made to Board members, officers and non-officer employees under the LTIP or the LTIP II. LTIP II allowed for the grant of stock options and other equity or equity-based grants to employees who are not officers of Tyco. Under this plan, non-officer employees or former employees of Tyco or a subsidiary could receive: (i) options to purchase Tyco common shares; (ii) stock appreciation rights; (iii) awards payable in cash, common shares, other securities or other property, based on the achievement of performance goals; (iv) dividend equivalents, consisting of a right to receive payments equivalent to dividends declared on Tyco common shares; and (v) other stock-based awards as determined by the Compensation and Human Resources Committee ("Committee"). The exercise price of options and stock appreciation rights would generally be fair market value on the date of grant, but could be lower in certain circumstances. No individual could receive awards for more than 12,000,000 shares (or 3,000,000 shares on a post-reverse stock split basis) in any calendar year. Terms and conditions of awards were determined by the Committee. Awards could be deferred, and could be payable in any form the Committee determined, including cash, Tyco common shares, other securities or other property. The Committee may modify awards in recognition of unusual or nonrecurring events, including a change of control. The shares granted under the LTIP II will be issued at vesting under the 2004 Stock and Incentive Plan.

(5)
The Tyco International Ltd. United Kingdom ("UK") Savings Related Share Option Plan ("SAYE") is a UK Inland Revenue approved plan for UK employees pursuant to which employees were granted options to purchase shares at the end of three years of service at a 15% discount off of the market price at time of grant. Employees made monthly contributions that were, at the election of the employee, used for the purchase price of shares or the contribution could have been returned to the employee. The total amount of shares that may have been purchased at the end of the three years of service was equal to the total of the monthly contributions, plus a tax-free bonus amount equal to a multiple of the aggregate amount of monthly contributions, divided by the option price. An option will generally be exercisable only during the period of six months following the three-year period. The plan was administered by the Company's International Benefits Oversight Committee, appointed by the Committee. The International Benefits Oversight Committee, among other things, determined when to grant options and set the option price. The SAYE Plan was approved on November 3, 1999 for a ten year period and has expired according to its terms on November 3, 2009. The International Benefits Oversight Committee has not approved any additional grants since the last annual grant on October 9, 2008 and it has not applied for approval of a replacement for the SAYE Plan at this time.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
6/27/09–7/24/09	—	—	—	—
7/25/09–8/28/09	—	—	—	—
8/29/09–9/25/09	—	—	—	$900,000,000

        During the quarter, the Company did not repurchase any common shares on the NYSE as part of the $1.0 billion share repurchase program approved by the Board of Directors in July 2008 ("2008 Share Repurchase Program"). Approximately $900 million remained outstanding under the 2008 Share Repurchase Program as of September 25, 2009.

Item 6.    Selected Financial Data

        The following table sets forth selected consolidated financial data of Tyco. This data is derived from Tyco's Consolidated Financial Statements for the five years ended September 25, 2009, September 26, 2008, September 28, 2007, September 29, 2006 and September 30, 2005, respectively. This selected financial data should be read in conjunction with Tyco's Consolidated Financial Statements and related Notes included elsewhere in this Annual Report as well as the section of this Annual Report titled Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	2009(1)	2008(2)	2007(3)	2006(4)	2005(5)
	(in millions, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$17,237	$20,199	$18,477	$17,066	$16,385
(Loss) income from continuing operations	(1,833)	1,095	(2,524)	817	573
Net (loss) income	(1,798)	1,553	(1,742)	3,590	3,094
Basic earnings per share:
(Loss) income from continuing operations	(3.87)	2.26	(5.10)	1.63	1.14
Net (loss) income	(3.80)	3.21	(3.52)	7.14	6.15
Diluted earnings per share:
(Loss) income from continuing operations	(3.87)	2.25	(5.10)	1.59	1.11
Net (loss) income	(3.80)	3.19	(3.52)	6.95	5.85
Cash dividends per share(6)	0.84	0.65	1.60	1.60	1.25
Consolidated Balance Sheet Data (End of Year)(7):
Total assets	$25,553	$28,804	$32,815	$63,011	$62,465
Long-term debt	4,029	3,709	4,080	8,856	10,077
Shareholders' equity	12,941	15,494	15,624	35,387	32,619

(1)
Loss from continuing operations for the year ended September 25, 2009 includes goodwill and intangible asset impairment charges of $2.7 billion, $251 million of restructuring, asset impairment and divestiture charges, net, and $33 million of incremental stock option charges for share-based payment transactions. Loss from continuing operations also includes charges of $125 million related to unresolved legacy security litigation matters. Net loss also includes $35 million of income, net of income taxes, from discontinued operations.

(2)
Income from continuing operations for the year ended September 26, 2008 includes a class action settlement credit, net of $10 million, a $10 million of goodwill and intangible asset impairment charges, $4 million of separation costs, restructuring, asset impairment and divestiture charges, net of $247 million, $42 million of incremental stock option charges for share-based payment transactions and a $258 million loss on extinguishment of debt related to consent solicitations and exchange offers and termination of a bridge loan facility. Net income also includes $458 million of income, net of income taxes, from discontinued operations.

(3)
Loss from continuing operations for the year ended September 28, 2007 includes a class action settlement charge, net of $2.862 billion, $105 million of separation costs, a $59 million goodwill and intangible asset impairment charges related to the reorganization to a new management and segment reporting structure, restructuring, asset impairment and divestiture charges, net of $198 million, $120 million of incremental stock option charges for share-based payment transactions, a $259 million loss related to the early retirement of debt and $95 million of tax charges related to the Separation primarily for the write-off of deferred tax assets that will no longer be realizable. Net loss also includes $782 million of income, net of income taxes, from discontinued operations.

(4)
Income from continuing operations for the year ended September 29, 2006 includes a charge of $100 million related to the Voluntary Replacement Program, which is included in cost of sales. Also included are $49 million of separation costs, restructuring, asset impairment and divestiture charges, net of $15 million, $84 million of incremental stock option charges for share-based payment transactions, $72 million of income related to a settlement with a former executive and $48 million of income resulting from a reduction in our estimated workers' compensation liabilities primarily due to favorable claims experience. Net income includes $2,787 million of income, net of income taxes, from discontinued operations as well as a $14 million loss, net of income taxes related to a cumulative effect adjustment recorded in conjunction with our accounting for conditional asset retirement obligations.

(5)
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

(6)
See Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for a further discussion of the Company's dividend policy and 2009 quarterly dividends. Cash dividends per share for the years ended 2007, 2006 and 2005 represent that of Tyco pre-Separation, which included Covidien and Tyco Electronics.

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

Introduction

        The Consolidated Financial Statements include the consolidated results of Tyco International Ltd., a company organized under the laws of Switzerland, and its subsidiaries (hereinafter collectively referred to as "we," the "Company" or "Tyco"). The financial statements have been prepared in United States dollars ("USD") and in accordance with accounting principles generally accepted in the United States ("GAAP").

        The Company operates in the following business segments:

  •
  ADT Worldwide designs, sells, installs, services and monitors electronic security systems for residential, commercial, industrial and governmental customers.

  •
  Flow Control designs, manufactures, sells and services valves, pipes, fittings, valve automation and heat tracing products for the oil, gas and other energy markets along with general process industries and the water and wastewater markets.

  •
  Fire Protection Services designs, sells, installs and services fire detection and fire suppression systems for commercial, industrial and governmental customers.

  •
  Electrical and Metal Products designs, manufactures and sells galvanized steel tubing, armored wire and cable and other metal products for non-residential construction, electrical, fire and safety and mechanical customers.

  •
  Safety Products designs, manufactures and sells fire suppression, electronic, security and life safety products, including fire suppression products, breathing apparatus, intrusion security, access control and video management systems. In addition, Safety Products manufactures products installed and serviced by ADT Worldwide and Fire Protection Services.

        We also provide general corporate services to our segments and these costs are reported as Corporate and Other.

        References to the segment data are to the Company's continuing operations. Certain prior period amounts have been reclassified to conform to the current period presentation. The Company has realigned certain business operations as of September 27, 2008, which resulted in certain prior period segment amounts being recast. See Note 20 to the Consolidated Financial Statements.

Overview and Outlook

        Overall, fiscal year 2009 results were negatively affected by the economic downturn, which adversely impacted our businesses across nearly all geographies and industries. Revenue decreased by $3.0 billion, or 14.7%, compared to 2008, and goodwill and intangible asset impairment charges were largely responsible for an operating loss of $1.5 billion for the year, compared to operating income of $1.9 billion in 2008. Approximately one half of the 2009 revenue decline was due to the general strengthening of the U.S. dollar during 2009, as over half of our revenue is generated outside the U.S. The remaining revenue decline was due in large part to our Electrical and Metal Products business, which saw historically low volumes in 2009. The impact of the weakened global economy on product and systems installation revenue also significantly contributed to the year-over-year decline. On the other hand, service revenue continued to grow as a percentage of our overall revenue, from 35% in 2008 to 39% in 2009. Our service revenues are principally derived from our ADT Worldwide and Fire Protection Services businesses, and represent a predictable and consistent source of revenue. Recurring revenue in our ADT Worldwide business now represents approximately 55% of ADT's total revenue compared to approximately 50% in 2008. In the Fire Protection Services business, service revenue increased as a percentage of Fire Protection's total revenue from 48% in 2008 to 49% in 2009.

        Operating income declined in 2009 compared to 2008 due in large part to non-cash goodwill and intangible asset impairment charges of approximately $2.7 billion during 2009. Operating income was also negatively affected by charges related to restructuring, asset impairment and divestiture activity of approximately $251 million and charges related to legacy legal matters of approximately $125 million. To a lesser degree, operating income was negatively impacted by reduced volumes due to the economic downturn. Operating income benefited from a number of key cost containment actions taken in 2009 and 2008, as well as restructuring actions taken in prior periods. We continue to be aggressive in identifying cost saving opportunities and restructuring activities that should benefit the Company when the economy improves. During 2010, we expect to incur an additional $100 million to $150 million of charges related to restructuring activity.

        As of September 25, 2009, the Company's cash balance was $2.4 billion, as compared to $1.5 billion as of September 26, 2008. The increase from 2008 to 2009 was primarily due to cash flow from operating activities and proceeds received from the issuance of long-term debt. In 2010, we expect to continue to use our cash to fund internal growth opportunities, improve productivity across all of our businesses, make acquisitions that strategically fit within our ADT Worldwide, Fire Protection Services and Flow Control businesses and return capital to shareholders. In 2010, we expect to continue our portfolio refinement efforts by exiting areas that have not provided, and are not expected to provide, an adequate return on investment. Finally, in 2010, we will continue to focus on growing revenue in key emerging markets and, as noted above, taking advantage of restructuring opportunities that are expected to provide significant future cost savings.

Goodwill and Intangible Asset Impairments

        Annually in the fiscal fourth quarter, and more frequently if triggering events occur, the Company tests goodwill and indefinite-lived intangible assets for impairment by comparing the fair value of each reporting unit or indefinite-lived intangible assets with its carrying amount.

        During the second quarter of 2009, the Company concluded that its EMEA Security and EMEA Fire reporting units within the ADT Worldwide and Fire Protection Services segments, respectively, Electrical and Metal Products reporting unit within the Electrical and Metal Products segment and Access Control and Video Systems ("ACVS"), Life Safety and Sensormatic Retail Solutions ("SRS") reporting units within the Safety Products segment experienced triggering events such that the carrying values of these reporting units likely exceeded their fair values. As a result of the triggering events, the Company performed long-lived asset, goodwill and intangible asset impairment tests for these reporting units and certain of the Company's trade names and franchise rights. The results of the goodwill impairment tests indicated that the implied goodwill amount was less than the carrying amount of goodwill for each of the aforementioned reporting units. The Company recorded an aggregate non-cash impairment charge of $2.6 billion ($2.6 billion after-tax) during the second quarter of 2009. The non-cash impairment charge was recorded in goodwill and intangible asset impairments in the Company's Consolidated Statements of Operations for the quarter ended March 27, 2009.

        Also, during the second quarter of 2009, the Company's estimates of future cash flows used in determining the fair value of its Safety Products segment Sensormatic tradename as well as certain

ADT Worldwide segment franchise rights were revised downward relative to the estimates used in the Company's tests during the fourth quarter of 2008. The results of the impairment test indicated that the Safety Products Sensormatic tradename and ADT Worldwide franchise rights estimated fair values were less than their respective carrying amounts. As a result, the Company recorded an aggregate non-cash impairment charge of $64 million ($40 million after-tax) during the second quarter of 2009. The non-cash impairment charge was recorded in goodwill and intangible asset impairments in the Company's Consolidated Statements of Operations for the quarter ended March 27, 2009.

Operating Results

        Net revenue, operating (loss) income and net (loss) income for the years ended September 25, 2009, September 26, 2008 and September 28, 2007 were as follows ($ in millions):

	2009	2008	2007
Revenue from product sales	$10,482	$13,064	$11,816
Service revenue	6,755	7,135	6,661

Net revenue	$17,237	$20,199	$18,477

Operating (loss) income	$(1,487)	$1,941	$(1,732)
Interest income	44	110	104
Interest expense	(301)	(396)	(313)
Other expense, net	(7)	(224)	(255)

(Loss) income from continuing operations before income taxes and minority interest	(1,751)	1,431	(2,196)
Income tax expense	(78)	(335)	(324)
Minority interest	(4)	(1)	(4)

(Loss) income from continuing operations	(1,833)	1,095	(2,524)
Income from discontinued operations, net of income taxes	35	458	782

Net (loss) income	$(1,798)	$1,553	$(1,742)

        Net revenue decreased $3.0 billion, or 14.7%, for 2009 as compared to 2008, in large part due to changes in foreign currency exchange rates, which negatively affected 2009 by $1.5 billion. The remaining decrease in revenue was driven primarily by lower volume of steel products in our Electrical and Metal Products segment and weakness in the commercial markets, including the retailer end market, which negatively impacted our ADT Worldwide and Safety Products segments. Revenues were positively affected by $110 million for acquisitions and divestitures, primarily in our ADT Worldwide segment.

        Operating income decreased $3.4 billion to an operating loss of $1.5 billion for 2009. The operating loss included an aggregate goodwill impairment charge of $2.6 billion relating to reporting units in our Electrical and Metal Products, ADT Worldwide, Fire Protection Services and Safety Products segments and intangible asset impairment charges of $64 million relating to assets at our ADT Worldwide and Safety Products segments for 2009. Additionally, lower volumes primarily in our Electrical and Metal Products and Safety Products segments negatively impacted operating income. In addition, 2009 included legacy legal settlement charges of $125 million as well as restructuring, asset impairment and divestiture charges, net of $251 million. Operating income for 2008 included Separation related costs of $4 million, restructuring, asset impairment and divestiture charges, net of $247 million and a legacy settlement charge of $29 million, offset by a credit of $10 million for class action settlement recoveries. Changes in foreign currency exchange rates negatively affected operating income by $61 million for 2009.

Results by Geographic Area

        Net revenue by geographic area for the years ended September 25, 2009, September 26, 2008 and September 28, 2007 was as follows ($ in millions):

	2009	2008	2007
Net revenue(1):
United States	$8,304	$9,465	$8,910
Other Americas	1,520	1,733	1,419
Europe, Middle East and Africa	4,706	5,749	5,338
Asia-Pacific	2,707	3,252	2,810

	$17,237	$20,199	$18,477

(1)
Revenue is attributed to individual countries based on the reporting entity that records the transaction.

Segment Results

        The segment discussions that follow describe the significant factors contributing to the changes in results for each of our segments included in continuing operations.

ADT Worldwide

        Net revenue, goodwill and intangible asset impairments, operating income and operating margin for ADT Worldwide for the years ended September 25, 2009, September 26, 2008 and September 28, 2007 were as follows ($ in millions):

	2009		2008	2007
Revenue from product sales	$2,226		$2,668	$2,542
Service revenue	4,789		5,063	4,746

Net revenue	$7,015		$7,731	$7,288

Goodwill and intangible asset impairments	$635		$1	$52
Operating income	233		906	817
Operating margin	—	(1)	11.7%	11.2%

(1)
Certain operating margins have not been presented as management believes such calculations are not meaningful.

        Net revenue by geographic area for ADT Worldwide for the years ended September 25, 2009, September 26, 2008, September 28, 2007 was as follows ($ in millions):

	2009	2008	2007
North America	$4,170	$4,218	$4,094
Europe, Middle East and Africa	1,834	2,355	2,214
Rest of World	1,011	1,158	980

	$7,015	$7,731	$7,288

        Net revenue for ADT Worldwide decreased $716 million, or 9.3%, during 2009 as compared to 2008. This decrease was primarily driven by the unfavorable impact of changes in foreign currency exchange rates of $590 million. Revenue was positively affected by $152 million for the net impact of acquisitions and divestitures. Revenue from product sales decreased 16.6% and service revenue decreased 5.4%. Revenue from product sales includes sales and installation of electronic security and other systems. Service revenue is comprised of electronic security services and maintenance, including the monitoring of burglar alarms, fire alarms and other life safety systems as well as services related to retailer anti-theft systems. Approximately 55% of ADT's total net revenue is contractual and is considered recurring revenue. Recurring revenue declined 3.6% during 2009 primarily as a result of changes in foreign currency exchange rates which unfavorably impacted recurring revenue by 7.5% offset by growth in North America and Asia. Systems installation and service revenue declined 15.3% partially due to a result of changes in foreign currency exchange rates, which unfavorably impacted system installation and service revenue by 8.3%, and lower sales volume due to continued weakness in the commercial markets, including the retailer end market. Geographically, revenue in North America decreased $48 million, or 1.1%, resulting from reduced spending primarily in the commercial markets, including the retailer end market. Revenue in EMEA decreased $521 million, or 22.1%, largely as a result of foreign currency exchange rates, which had an unfavorable impact of $323 million. The remaining decrease in EMEA was primarily a result of a decline in systems installation and service revenue due to a slowdown in the commercial markets, including the retailer end market. Revenue declined $147 million, or 12.7%, in the Rest of World geographies, which was primarily due to the unfavorable impact of changes in foreign currency exchange rates of $219 million partially offset by growth in Asia and Latin America.

        Attrition rates for customers in our ADT Worldwide business increased over the prior year to 13.4% on a trailing 12-month basis for 2009, as compared to 12.9% for 2008 and 12.3% in 2007. The increased attrition was primarily due to adverse market conditions in the United Kingdom, Continental Europe, South Africa, Asia and Australia.

        Operating income in 2009 decreased $673 million as compared to 2008. Based on the deterioration in the commercial markets, including the retailer end market discussed above, the Company recorded a goodwill impairment charge of $613 million related to its ADT EMEA reporting unit and intangible asset impairment charges of $22 million related to certain franchise rights within North America during the second quarter of 2009. The decrease is also related to the unfavorable impact of changes in foreign currency exchange rates of $44 million. The decrease was further driven by the decline in sales volume as well as an increase in bad debt charges, both as a result of the weakness experienced in the commercial markets, including the retailer end market, and the current adverse global economic conditions. Additionally, advertising costs increased which adversely affected operating income. Operating income was negatively impacted by restructuring, asset impairment and divestiture charges of $87 million in 2009. Operating income in 2008 included restructuring charges of $94 million and expenses of $51 million primarily to convert customers from analog to digital signal transmission in North America. There were no charges related to converting customers to digital signal during 2009. The decline in operating income was partially offset by savings realized through cost containment and restructuring actions.

        Net revenue for ADT Worldwide increased $443 million, or 6.1%, during 2008, with product revenue up 5.0% and service revenue up 6.7%, as compared to 2007. Approximately 50% of ADT's total net revenue is contractual and is considered recurring revenue. Overall, recurring revenue grew 7.2% during 2008 while systems installation and service revenue grew 4.9%. Geographically, North America grew 3%, resulting largely from growth in recurring revenue which was partially offset by weakness in the retailer end market. The North America net revenue increase also includes the impact of acquisitions, which contributed $53 million. The year-over-year net revenue increase in North America was partially offset by weakness in the retailer end market during the fourth quarter of 2008. Revenue in the EMEA region increased $141 million, or 6.4%, as a result of foreign currency exchange rates which had a favorable impact of $142 million. This increase was partially offset by a decline in systems installation and service revenue due to weakness in the retailer end market as well as commercial softness primarily in the United Kingdom. The 18.2% revenue growth in the Rest of World geographies was primarily driven by growth in both recurring revenue and contracting across all regions. The Rest of the World increase included the favorable impact of changes in foreign currency exchange rates of $30 million. Overall, the ADT Worldwide net revenue increase included the favorable impact of changes in foreign currency exchange rates of $204 million. The net impact of acquisitions, divestitures, and other activity positively affected revenue by $27 million.

        Operating margin in ADT Worldwide increased to 11.7% in 2008 from 11.2% in 2007. North America is one of the most profitable geographic areas for ADT Worldwide with 2008 and 2007 operating margin of 15.8% and 16.9%, respectively. Margins in North America were negatively impacted by $57 million of restructuring and asset impairments in 2008 compared to $6 million in 2007. Restructuring charges in 2008 include $58 million relating to the reacquisition of certain franchise rights that were deemed to be unfavorable to the Company. There were no charges related to the reacquisition of franchise rights in 2007. In addition, North America incurred $48 million and $12 million to convert customers from analog to digital signal transmissions in 2008 and 2007, respectively. North America operating margins benefited from growth in recurring revenue partially offset by declines in the retailer end market. ADT EMEA had 2008 and 2007 operating margin of 5.0% and 2.5%, respectively. EMEA's operating income included $34 million of restructuring and impairments in 2008 compared with $67 million in 2007. EMEA margins benefited from reduced costs as a result of the restructuring program, which was partially offset by volume decreases as discussed above.

        Operating income in 2008 increased $89 million, or 10.9%, as compared to 2007. Factors that positively impacted operating income included increased volume, particularly our higher margin recurring revenue, operational efficiencies, including those achieved from restructuring activities in Europe, lower depreciation and amortization expense and lower long-lived asset impairment charges. The decrease in depreciation and amortization expense occurred primarily in North America and resulted from changes to the depreciation method and estimated useful lives for pooled subscriber assets and changes to the estimated useful lives of dealer intangible assets. The reduction in depreciation and amortization expense was partially offset by increased net expenses of $51 million, which primarily related to converting customers from analog to digital signal transmissions in North America. Results for 2007 include goodwill impairment charges due to the reorganization of our management and segment reporting structure following the Separation.

Flow Control

        Net revenue, operating income and operating margin for Flow Control for the years ended September 25, 2009, September 26, 2008 and September 28, 2007 were as follows ($ in millions):

	2009	2008	2007
Revenue from product sales	$3,580	$4,201	$3,618
Service revenue	270	217	148

Net revenue	$3,850	$4,418	$3,766

Operating income	$518	$618	$457
Operating margin	13.5%	14.0%	12.1%

        Net revenue for Flow Control decreased $568 million, or 12.9%, in 2009 as compared to 2008. The decrease in net revenue was primarily driven by the unfavorable impact of changes in foreign currency exchange rates of $462 million. Revenue also decreased due to reduced volume in the water business and reduced project activity in the energy end market of the thermal controls business. The decrease in revenue was partially offset by an increase in the valves business primarily from the energy end market in EMEA. The net impact of acquisitions and divestitures unfavorably impacted net revenue by $3 million in 2009 and favorably impacted net revenue by $16 million in 2008.

        Operating income decreased $100 million, or 16.2%, in 2009 as compared to 2008. The decrease in operating income was primarily due to the unfavorable impact of changes in foreign currency exchange rates of $73 million as well as decreased volume in the water businesses discussed above offset by margin improvements in the valves business. Margins were also negatively impacted by restructuring, asset impairment and divestiture charges of $29 million. Additionally, management estimates that $5 million of additional charges resulting from restructuring actions were incurred during 2009. Restructuring, asset impairment and divestiture charges were $8 million in 2008. Additionally, selling, general and administrative expenses in 2008 included an environmental remediation charge of $6 million related to the closure of a facility in North America. The decline in operating income was partially offset by savings realized through cost containment and restructuring actions.

        Net revenue for Flow Control increased $652 million, or 17.3%, in 2008 as compared to 2007. The increase in net revenue was largely driven by volume growth from continued strength in the valves and thermal businesses, and to a lesser extent, the water business. The increase in the valves business was primarily driven by project growth in the oil and gas industry while the thermal business benefited primarily from strong project growth coupled with increased selling prices. While revenue within the water business increased year-over-year, project activity declined during the second half of 2008, primarily in Australia. Favorable changes in foreign currency exchange rates positively impacted revenue by $314 million. The net impact of acquisitions, divestitures and other activity positively affected revenue by $6 million.

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

Fire Protection Services

        Net revenue, goodwill and intangible asset impairments, operating income and operating margin for Fire Protection Services for the years ended September 25, 2009 September 26, 2008 and September 28, 2007 were as follows ($ in millions):

	2009		2008	2007
Revenue from product sales	$1,751		$2,013	$1,982
Service revenue	1,677		1,826	1,744

Net revenue	$3,428		$3,839	$3,726

Goodwill and intangible asset impairments	$180		$9	$—
Operating income	68		325	283
Operating margin	—	(1)	8.5%	7.6%

(1)
Certain operating margins have not been presented as management believes such calculations are not meaningful.

        Net revenue for Fire Protection Services decreased $411 million, or 10.7%, during 2009 as compared to 2008. This decrease was primarily due to the impact of unfavorable changes in foreign currency exchange rates of $294 million. Additionally, revenue declined due to the continued weakness in the commercial market and current adverse global economic conditions. Revenue from product sales includes sales and installation of fire protection and other systems. Service revenue consists of inspection, maintenance, service and monitoring of fire detection and suppression systems. Geographically, revenue in our international fire businesses decreased by $294 million largely due to the impact of unfavorable changes in foreign currency exchange rates discussed above as well as the continued weakness in the European commercial markets. Additionally, revenue in our North America SimplexGrinnell business decreased by $116 million primarily due to a decline in systems installation and upgrade activity in the sprinkler business.

        Operating income decreased $257 million during 2009 as compared to 2008. The decrease was primarily due to a $180 million goodwill impairment in EMEA recorded during 2009 compared to a $9 million goodwill impairment in Latin America recorded during 2008. The decrease was further driven by the decline in sales volume discussed above as well as an increase in bad debt charges, both as a result of the weakness experienced in the commercial markets and the current adverse global economic conditions. There were restructuring, asset impairment and divestiture charges of $45 million in 2009 as compared to $25 million in 2008. Additionally, operating income decreased due to the unfavorable impact of changes in foreign currency exchange rates of $9 million. The decline in operating income was partially offset by savings realized through cost containment and restructuring actions.

        Net revenue for Fire Protection Services increased $113 million, or 3.0%, during 2008 as compared to 2007, driven by increases in both product sales and service revenues. This increase in product sales was aided by foreign currency exchange rates, which had a favorable impact of $74 million. The increase in service revenue related to growth in service work and sprinkler contracting in North America and Asia primarily as a result of an increase in demand from the education and healthcare industries in North America and commercial expansion in the Asia region. Additionally, changes in foreign currency exchange rates had a favorable impact of $60 million on service revenue. The increase was partially offset by reduced revenue in EMEA and Australia/New Zealand primarily due to a decline in contracting revenue as a result of a strategic initiative to be more selective in our pursuit of contracts. Additionally, the net revenue increase was partially offset due to the planned exit of low performing non-core activities in Latin America and Asia. Overall, the Fire Protection Services net revenue increase included the favorable impact of changes in foreign currency exchange rates of $134 million.

        Operating income increased $42 million, or 14.8%, during 2008 as compared to 2007 resulting largely from increased volume and improved margins, primarily in North America, and to a lesser extent, Asia and EMEA. The increase in operating income during 2008 was partially offset by $25 million of restructuring, asset impairment and divestiture charges. Also, operating income was unfavorably impacted by $9 million due to a goodwill impairment in the Latin America reporting unit.

Electrical and Metal Products

        Net revenue, goodwill and intangible asset impairments, operating income and operating margin for Electrical and Metal Products for the years ended September 25, 2009, September 26, 2008 and September 28, 2007 were as follows ($ in millions):

	2009		2008	2007
Revenue from product sales	$1,389		$2,266	$1,970
Service revenue	3		6	4

Net revenue	$1,392		$2,272	$1,974

Goodwill and intangible asset impairments	$935		$—	$—
Operating (loss) income	(940)		342	159
Operating margin	—	(1)	15.1%	8.1%

(1)
Certain operating margins have not been presented as management believes such calculations are not meaningful.

        Net revenue for Electrical and Metal Products decreased $880 million, or 38.7%, in 2009 as compared to 2008. The decrease in revenue was primarily due to lower volume and selling prices of steel products largely resulting from a decline in the commercial market in North America. Lower volume and selling prices for armored cable products also contributed to the decline. Changes in foreign currency exchange rates had an unfavorable impact of $52 million. The net impact of acquisitions and divestitures negatively affected revenue by approximately $31 million.

        Operating income decreased $1.3 billion in 2009 as compared to 2008. Based on the sales volume decrease as well as the significant decline in the price of steel, the Company recorded a goodwill impairment charge of $935 million during the second quarter of 2009. There was no goodwill impairment recorded during 2008. The decrease in operating income also related to volume declines as well as lower spreads for steel products. Spreads for steel products continued to decline as a direct result of higher raw material costs and lower selling prices. Lower restructuring and divestiture charges incurred in 2009 as compared to similar charges incurred in 2008 partially offset the decline in operating income discussed above. Results for 2009 included restructuring and divestiture charges of $21 million as compared to $43 million for 2008. Additionally, management estimates that $1 million of additional charges resulting from restructuring actions were incurred during 2009.

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

Safety Products

        Net revenue, goodwill and intangible asset impairments, operating income and operating margin for Safety Products for the years ended September 25, 2009, September 26, 2008 and September 28, 2007 were as follows ($ in millions):

	2009		2008	2007
Revenue from product sales	$1,536		$1,916	$1,704
Service revenue	16		18	15

Net revenue	$1,552		$1,934	$1,719

Goodwill and intangible asset impairments	$955		$—	$7
Operating (loss) income	(789)		284	274
Operating margin	—	(1)	14.7%	15.9%

(1)
Certain operating margins have not been presented as management believes such calculations are not meaningful.

        Net revenue for Safety Products decreased $382 million, or 19.8%, during 2009 as compared to 2008. The decrease is primarily related to reduced volume in our fire suppression business, life safety and electronic security businesses, which continued to be impacted by the soft economic conditions. The remaining decrease is related to the unfavorable impact of changes in foreign currency exchange rates of $122 million. The decrease in our fire suppression business was primarily due to reduced spending in the commercial construction market. The decrease in the life safety business was primarily due to reduced municipal spending. The electronic security business decrease was primarily due to the slow down in the retail sector, as retail capital projects and new store openings were canceled or delayed.

        Operating income decreased $1.1 billion in 2009 as compared to 2008. The decline is primarily attributable to goodwill and intangible impairment charges of $955 million recorded during the quarter ended March 27, 2009 as a result of the continued slowdown in the commercial and retail markets. As discussed above, decreased sales volume within the fire suppression, life safety and electronic security businesses also negatively impacted operating income. Operating income was negatively impacted by restructuring, asset impairment and divestiture charges of $46 million during 2009. Additionally, management estimates that $9 million of additional charges resulting from restructuring actions were incurred during 2009. The same period in the prior year included $73 million of restructuring and asset impairment charges. Operating income also decreased by $18 million due to unfavorable changes in foreign currency exchange rates. Operating income was also negatively impacted by a charge of $8 million relating to the amount of depreciation and amortization expense that would have been recorded had a business that was previously classified as held for sale been continuously classified as held and used (see Note 2 to the Consolidated Financial Statements).

        Net revenue for Safety Products increased $215 million, or 12.5%, during 2008 as compared to 2007 primarily from strong performance in the fire suppression, and to a lesser extent electronic security and life safety businesses. The increase in the fire suppression business was driven by continued growth in the energy and marine sectors, favorable product mix and increased selling prices to offset increasing raw material costs. The increase in the life safety business was primarily driven by growth in North America as a result of increased spending by fire departments and from increased selling prices. The increase in the electronic security business was partially due to higher volume and new product introductions primarily related to casinos and schools. Favorable changes in foreign currency exchange rates of $76 million also contributed to the increase in revenue.

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

Corporate and Other

        Corporate expense for 2009 was $43 million higher as compared to the prior year, primarily resulting from a charge of $125 million related to the settlement of legacy securities matters, which was partially offset by $16 million benefit related to a settlement reached with a former executive. Additionally, corporate expense in 2009 included $16 million of restructuring, asset impairment and divestiture charges. Corporate expense for 2008 included net charges of $28 million composed of a $29 million charge for a legacy legal settlement, $4 million of separation costs and $5 million for restructuring, asset impairment and divestiture charges, net, offset by a credit of $10 million for class action settlement recoveries. The remaining decrease in corporate expense is primarily related to cost reduction initiatives and the restructuring program.

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

Legal Settlements

        In the first half of fiscal 2009, the Company settled a number of legal matters stemming from alleged violations of federal securities laws committed by former senior management, including several lawsuits from plaintiffs that had opted out of the June 2007 class action settlement, for an aggregate amount of approximately $90 million. Pursuant to the Separation and Distribution Agreement, the Company's share of this amount was approximately $24 million, with Covidien and Tyco Electronics responsible for approximately $38 million and $28 million, respectively.

        During the second quarter of 2009, the Company concluded that its best estimate of probable loss for its unresolved legacy securities matters was $375 million. Due to the fact that any payments ultimately made in connection with these matters would be subject to the sharing provisions of the Separation and Distribution Agreement, the Company also recorded receivables from Covidien and Tyco Electronics in the amounts of $158 million and $116 million, respectively. As a result, the Company recorded a net charge of $101 million during the quarter ended March 27, 2009 in selling, general, and administrative expenses related to these unresolved matters.

        In the second half of fiscal 2009, the Company agreed to settle with all of the remaining plaintiffs that had opted-out of the class action settlement as well as plaintiffs who had brought ERISA related claims for a total of $271 million. Pursuant to the Separation and Distribution Agreement, the Company's share of the settlement amount was approximately $73 million, with Covidien and Tyco Electronics responsible for approximately $114 million and $84 million, respectively. This settlement activity did not result in the Company recording a charge to its Consolidated Statements of Operations as the Company had established a reserve for its best estimate of the amount of loss during the second quarter of 2009 as discussed above. The Company continues to believe that the accrual remaining as of September 25, 2009 is its best estimate for the remaining unresolved claims. Although the Company has reserved its best estimate of probable loss, related to unresolved legacy securities claims, their ultimate resolution could differ from the estimate and could have a material adverse effect on the Company's financial position, results of operations or cash flows.

Interest Income and Expense

        Interest income was $44 million in 2009, as compared to $110 million and $104 million in 2008 and 2007, respectively. The decrease in interest income in 2009, and the increase in interest income in 2008, is primarily related to $47 million of interest earned on funds held in escrow prior to settlement of the class action during 2008 and lower investment yields during 2009.

        Interest expense was $301 million in 2009, as compared to $396 million in 2008 and $313 million in 2007. The decrease in interest expense in 2009 primarily relates to interest on the class action settlement liability of $47 million and cost related to our bridge loan of $48 million in 2008. The increase in interest expense in 2008 was a result of $47 million of interest on funds held in escrow related to the class action settlement liability, and increased costs related to our bridge loan and revolving credit facilities.

        The weighted-average interest rate on total debt outstanding as of September 25, 2009, September 26, 2008 and September 28, 2007 was 6.6%, 6.2% and 6.3%, respectively.

        In 2007, net interest amounts were proportionally allocated to Covidien and Tyco Electronics based on the debt amounts that we believe were utilized by Covidien and Tyco Electronics historically inclusive of amounts directly incurred, and is included in discontinued operations. Allocated net interest was calculated using our historical weighted-average interest rate on debt, including the impact of interest rate swap agreements. The portion of Tyco's interest income allocated to Covidien and Tyco Electronics was $35 million during 2007. The portion of Tyco's interest expense allocated to Covidien and Tyco Electronics was $242 million during 2007.

Other Expense, Net

        Other expense, net was $7 million in 2009 compared to $224 million in 2008 and $255 million in 2007. Other expense, net in 2009 primarily relates to a $14 million charge recorded as a result of a decrease in the receivables due from Covidien and Tyco Electronics under the Tax Sharing Agreement, which was partially offset by income of $5 million relating to a gain on derivative contracts used to economically hedge the foreign currency risk related to the Swiss franc denominated dividends.

        Other expense, net during 2008, includes $258 million on extinguishment of debt related to the consent solicitation and exchange offers and termination of the bridge loan facility offset by income of $6 million recorded in connection with the settlement of its 3.125% convertible senior debentures and related financial instruments. See Notes 12 and 14 to the Consolidated Financial Statements. We also recorded other-than-temporary impairments and realized losses on the sale of investments of $6 million related primarily to investments in corporate debt. See Note 9 to the Consolidated Financial Statements. Additionally, we recorded $40 million of income as a result of an increase in the receivables due from Covidien and Tyco Electronics under the Tax Sharing Agreement in connection with the adoption of the guidance pertaining to the accounting for uncertain income taxes. We also recorded $6 million of expense for other activity in accordance with the Tax Sharing Agreement during 2008.

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

Income Taxes

Effective Income Tax Rate

        The effective income tax rate for 2009 is not meaningful primarily as a result of the loss driven by the goodwill impairment charges of $2.6 billion, for which almost no tax benefit is available. Our effective income tax rate was 23.4% for 2008. Income taxes during 2008 were positively impacted by increased profitability in lower tax rate jurisdictions and release of deferred tax valuation allowances partially offset by enacted tax law changes that negatively impacted the non-U.S. deferred tax assets. The effective tax rate for 2007 is not meaningful primarily as a result of the class action settlement charge, net of $2.862 billion and the loss on early extinguishment of debt of $259 million for which no tax benefit is available. Additionally, taxes for 2007 were negatively impacted by tax costs related to the Separation and were favorably impacted by the release of a deferred tax valuation allowance related to non-U.S. tax rulings received during the period and reduced reserve requirements on certain legacy tax matters.

        The valuation allowance for deferred tax assets of $791 million and $742 million as of September 25, 2009 and September 26, 2008, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The valuation allowance was calculated and recorded when we determined that it was more-likely-than-not that all or a portion of our deferred tax assets would not be realized. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheets.

        The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these liabilities in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. Substantially all of these potential tax liabilities are recorded in other liabilities in the Consolidated Balance Sheets as payment is not expected within one year.

Other Income Tax Matters

        In connection with the spin-offs of Covidien and Tyco Electronics from Tyco, Tyco entered into a Tax Sharing Agreement that governs the rights and obligations of each party with respect to certain pre-Separation income tax liabilities. More specifically, Tyco, Covidien and Tyco Electronics share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and Tyco Electronics' U.S. and certain non-U.S. income tax returns. All costs and expenses associated with the management of these shared tax liabilities are shared equally among the parties. Consistent with the sharing provisions of the Tax Sharing Agreement, Tyco had a net receivable from Covidien and Tyco Electronics of $98 million and $126 million as of September 25, 2009 and September 26, 2008, respectively. In addition, as of both September 25, 2009 and September 26, 2008, Tyco had a recorded liability of $554 million representing the fair value of Tyco's obligations under the Tax Sharing Agreement.

        Tyco and its subsidiaries' income tax returns periodically are examined by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments. The Company is reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest have been assessed as uncertain income tax positions and recorded as appropriate.

        For a detailed discussion of contingencies related to Tyco's income taxes, see Note 6 to the Consolidated Financial Statements.

Divestitures

        We have continued to assess the strategic fit of our various businesses and we will pursue divestiture of businesses that do not align with our long-term strategy.

Held for Sale and Reflected as Continuing Operations

        During the fourth quarter of 2009, we approved a plan to sell a business in our ADT Worldwide segment. This business has been classified as held for sale; however, its results of operations are presented in continuing operations as the criteria for discontinued operations have not been met. We have assessed and determined that the carrying value of this business is recoverable and will continue to assess recoverability based on current fair value, less cost to sell, until the business is sold. Fair value used for the impairment assessment was based on existing market conditions. We expect to complete the sale during fiscal 2010.

        During the third quarter of 2008, we approved a plan to sell a business in the Safety Products segment. This business had been classified as held for sale in our historical Consolidated Balance Sheets. During the second quarter of 2009, due to a change in strategy by management, we decided not to sell the business. As a result, the business no longer satisfied the requirements to be classified as held for sale in our Consolidated Balance Sheet as of March 27, 2009. Accordingly, the Consolidated Balance Sheet as of September 26, 2008 was recast to reclassify the business from held for sale to held and used. We measured the business at the lower of its (i) carrying amount before it was classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the business been continuously classified as held and used, or (ii) fair value at the date the decision not to sell was made. We recorded a charge of $8 million in the second quarter of 2009 relating to the amount of depreciation and amortization expense that would have been recorded had the asset been continuously classified as held and used.

Discontinued Operations

        As previously reported in our periodic filings, in July 2008, we substantially completed the sale of our Infrastructure Services business, which met the criteria to be presented as discontinued operations. In order to complete the sale of Earth Tech Brasil Ltda. ("ET Brasil") and Earth Tech UK businesses and certain assets in China, we were required to obtain consents and approvals to transfer the legal ownership of the business and assets. On January 22, 2009, we received the necessary consents and approvals to transfer the legal ownership of our ET Brasil business to Carioca Christiani-Nielsen Engenharia S.A. and received cash proceeds of $13 million. During the fourth quarter of 2008, we sold our Earth Tech UK business and received net cash proceeds of $53 million. However, the gain was deferred until receipt of the necessary consents and approvals. On May 12, 2009, we received the necessary consents and approvals to transfer the legal ownership of our Earth Tech UK business to AECOM Technologies Corporation ("AECOM") and realized the deferred gain in our Consolidated Statements of Operations during the third quarter of 2009. Furthermore, on February 27, 2009, we received the necessary consents to transfer certain of the China assets and received cash proceeds of $18 million. On May 8, 2009, we received the necessary consents to transfer additional China assets and received cash proceeds of $6 million. On July 2, 2009 we received the necessary consents and approvals to transfer the remaining assets in China and received cash proceeds of $24 million. As a result of the fiscal 2009 dispositions, a net pre-tax gain of $33 million was recorded in income from discontinued operations, net of income taxes in our Consolidated Statements of Operations for the year ended September 25, 2009.

        During 2008, we sold our Empresa de Transmissao de Energia do Oeste Ltda. ("ETEO") business, Ancon Building Products ("Ancon") business, Nippon Dry-Chemical Co., Ltd. ("NDC") business, and a European manufacturer of public address products and acoustic systems. As discussed above, we substantially completed the sale of our Infrastructure Services Business, during the fourth quarter of 2008. These businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations in all periods presented.

        In May 2008, we sold 100% of the stock of ETEO, a Brazilian subsidiary of our Infrastructure Services business for $338 million of net cash proceeds and recorded a pre-tax gain of $232 million, including the effects of the economic hedge of the purchase price discussed below. The gain was recorded in income from discontinued operations, net of income taxes in our Consolidated Statements of Operations for the year ended September 26, 2008. ETEO was part of our Corporate and Other segment. During September 2007, we entered into an economic hedge of the Brazilian Real denominated contractual sale price of the ETEO business. Since the hedging transaction was directly linked to the proceeds from the sale of a business that was reflected in discontinued operations, we began including the impact of the hedge in discontinued operations during the first quarter of 2008. During the third quarter of 2008, we incurred a pre-tax loss of $36 million on this hedge. The impact of the hedge in 2007 was not material.

        Additionally in fiscal year 2008, we settled a contract dispute arising under our former Infrastructure Services business. In connection with the settlement, we assessed our assets under the original contract and concluded the assets were no longer recoverable, resulting in a $51 million charge to discontinued operations.

        During April 2008, we sold Ancon, a manufacturer of stainless steel products used in masonry construction. Ancon was part of our Corporate and Other segment. The sale was completed for $164 million in net cash proceeds and a pre-tax gain of $100 million was recorded which was largely exempt from tax. The gain was recorded in income from discontinued operations, net of income taxes in our Consolidated Statements of Operations for the year ended September 26, 2008. During the fourth quarter of 2008, we received an additional $6 million of proceeds related to the sale of Ancon.

        During February 2008, we sold NDC, a company in the Japanese fire protection industry. NDC was part of our Fire Protection Services and Safety Products segments. The sale was completed for $50 million in net cash proceeds and a pre-tax gain of $7 million was recorded. The gain was recorded in income from discontinued operations, net of income taxes in our Consolidated Statements of Operations for the year ended September 26, 2008.

        During January 2008, we sold a European manufacturer of public address products and acoustic systems, which was part of our Fire Protection Services segment and recorded an $8 million pre-tax loss on sale. The loss was recorded in income from discontinued operations, net of income taxes in our Consolidated Statements of Operations.

        During the first quarter of 2007, Aquas Industriales de Jose, C.A. ("AIJ"), a joint venture that was majority owned by Infrastructure Services, was sold for $42 million in net cash proceeds and a pre-tax gain of $19 million was recorded. The gain was recorded in discontinued operations, net of income taxes in our Consolidated Statements of Operations. AIJ was part of our Corporate and Other segment.

        During the third quarter of 2007, we completed the Separation and have presented our Healthcare and Electronics businesses as discontinued operations in all periods presented.

        In each period prior to the Separation, net interest and loss on early extinguishment of debt, which is included in other expense, net in the Consolidated Statements of Operations, amounts were proportionally allocated to Covidien and Tyco Electronics based on the debt amounts that we believe were utilized by Covidien and Tyco Electronics historically inclusive of amounts directly incurred. Allocated net interest was calculated using our historical weighted-average interest rate on debt including the impact of interest rate swap agreements. These allocated amounts were included in discontinued operations. During 2007, allocated interest income, interest expense and other expense, net was $35 million, $242 million and $388 million, respectively. During 2007, we incurred pre-tax separation costs related primarily to professional services and employee-related costs of $154 million and $289 million, respectively, in discontinued operations.

        Additionally, the year ended September 28, 2007 includes tax charges related to the Separation primarily for the write-off of deferred tax assets that are no longer realizable of $88 million in discontinued operations.

        We have used available information to develop our best estimates for certain assets and liabilities related to the Separation. In limited instances, final determination of the balances will be made in subsequent periods. During the year ended September 28, 2007, $72 million was recorded through shareholders' equity, primarily related to a cash true-up adjustment of $57 million and $15 million of other items. During the year ended September 26, 2008, $70 million of other items were recorded through shareholders' equity. During the year ended September 25, 2009, $43 million was recorded through shareholders' equity, $9 million of which related to a pre-Separation income tax filing in a non-U.S. jurisdiction and $34 million of other items. The other items discussed above, which aggregate $119 million, reflect immaterial adjustments to shareholders' equity which were recorded to correct the distribution amount at the date of Separation. Adjustments in the future for the impact of filing final income tax returns in certain jurisdictions where those returns include a combination of our, Covidien and/or Tyco Electronics legal entities and for certain amended income tax returns for the periods prior to the Separation may be recorded to either shareholders' equity or the Consolidated Statements of Operations depending on the specific item giving rise to the adjustment.

Acquisitions

        During the year ended September 25, 2009, cash paid for acquisitions totaled $50 million, which primarily related to the acquisition of Vue Technology, Inc., a provider of radio frequency identification ("RFID") technology, by our Safety Products segment.

        During the year ended September 26, 2008, cash paid for acquisitions totaled $401 million, which primarily related to the acquisition of Winner Security Services LLC ("Winner"), Sensormatic Security Corp. ("SSC") and First Service Security ("FirstService").

        During 2007, cash paid for acquisitions totaled $31 million, primarily within our ADT Worldwide, Safety Products and Flow Control segments.

        These acquisitions were funded utilizing cash from operations. The results of operations of the acquired companies have been included in Tyco's consolidated results from the respective acquisition dates. These acquisitions did not have a material effect on the Company's financial position, results of operations or cash flows.

        For a detailed discussion of acquisitions, see Note 4 to the Consolidated Financial Statements.

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

        Attrition rates for customers in our ADT Worldwide business were 13.4%, 12.9% and 12.3% on a trailing 12-month basis for 2009, 2008 and 2007, respectively.

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

        Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants. Rebates are estimated based on sales terms, historical experience and trend analysis.

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

        In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

        We currently have recorded significant valuation allowances that we intend to maintain until it is more-likely-than-not the deferred tax assets will be realized. Our income tax expense recorded in the future may be reduced to the extent of decreases in our valuation allowances. The realization of our remaining deferred tax assets is primarily dependent on future taxable income in the appropriate jurisdiction. Any reduction in future taxable income including but not limited to any future restructuring activities may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance could result in additional income tax expense in such period and could have a significant impact on our future earnings.

        Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not currently aware of any such changes that would have a material effect on the Company's financial condition, results of operations or cash flows.

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

        Goodwill and Indefinite-Lived Intangible Asset Impairments—Goodwill and indefinite-lived intangible assets are assessed for impairment annually and more frequently if triggering events occur. In performing these assessments, management relies on various factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable transactions and other market data. There are inherent uncertainties related to these factors which require judgment in applying them to the analysis of goodwill and indefinite-lived intangible assets for impairment. Since judgment is involved in performing fair value measurements used in goodwill and indefinite-lived intangible assets impairment analyses, there is risk that the carrying values of our goodwill or indefinite-lived intangible assets may be overstated.

        We elected to make the first day of the fourth quarter the annual impairment assessment date for all goodwill and indefinite-lived intangible assets. In the first step of the goodwill impairment test, the Company compares the fair value of a reporting unit with its carrying amount. Fair value for the goodwill impairment test is determined utilizing a discounted cash flow analysis based on the Company's future budgets discounted using the market participants' weighted-average cost of capital and market indicators of terminal year cash flows. Other valuation methods are used to corroborate the discounted cash flow method. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered potentially impaired and further tests are performed to measure the amount of impairment loss. In the second step of the goodwill impairment test, the Company compares the implied fair value of reporting unit goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess of the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill.

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

        Pension and Postretirement Benefits—Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. A 25 basis point decrease in the discount rate would increase our present value of pension obligations by approximately $77 million. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term return on plan assets. A 50 basis point decrease in the expected long-term return on plan assets would increase our pension expense by approximately $7 million. For fiscal 2010, we expect that recent declines in interest rates will increase our pension expense, but is not expected to materially increase required contributions.

Liquidity and Capital Resources

        On September 30, 2009, Tyco International Finance S.A. ("TIFSA") issued $500 million aggregate principle amount of 4.125% notes due 2014 (the "2014 notes"), which are fully and unconditionally guaranteed by the Company. TIFSA received net proceeds of approximately $496 million after underwriting discounts and estimated offering expenses.

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

        The net proceeds of the aforementioned offerings may be used for general corporate purposes, which may include repayment of indebtedness, acquisitions, additions to working capital, repurchase of common shares, capital expenditures and investments in the Company's subsidiaries.

        In January 2009, TIFSA made a payment of $215 million to extinguish all of its 6.125% notes due 2009. Additionally, in November 2008, TIFSA made a payment of $300 million to extinguish all of its 6.125% notes due 2008.

        Additionally, in January 2009, we repaid the entire outstanding balance of $686 million on our revolving credit facilities. As of September 25, 2009, there were no amounts drawn under our revolving credit facilities. As of September 25, 2009, the aggregate available commitment under our senior revolving credit facilities was $1.69 billion, $200 million of which was dedicated to backstop all of our commercial paper outstanding as of such date. We continually monitor developments regarding the availability of funds under our revolving credit facilities. Although there is some risk that financial institutions will fail to perform their contractual obligations, particularly in times of credit market distress, we believe that the lenders under our revolving credit facilities are capable of meeting any borrowing requests we may make for the foreseeable future.

        As discussed above, as of September 25, 2009, we had $200 million of commercial paper outstanding. We continue to experience increased availability within the commercial paper markets. Our multi-year revolving credit facilities serve as a backstop to our commercial paper program.

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

        As a result of recent declines in interest rates during 2009, pension costs may increase in fiscal 2010. We will continue to monitor market conditions and assess the impact, if any, on our financial position, results of operations or cash flows. Approximately 100% of our U.S. and more than 95% of our non-U.S. funded pension plans are invested in marketable investments, including publicly-traded equity and fixed income securities. Although we do not believe we will be required to make materially higher cash contributions in the next 12 months, if market conditions worsen, we may be required to make incremental cash contributions under local statutory law.

        The sources of our cash flow from operating activities and the use of a portion of that cash in our operations for the years ended September 25, 2009, September 26, 2008 and September 28, 2007 were as follows ($ in millions):

	2009	2008	2007
Cash flows from operating activities:
Operating (loss) income	$(1,487)	$1,941	$(1,732)
Goodwill and intangible asset impairments	2,705	10	59
Non-cash restructuring and asset impairment charges, net	23	36	11
Losses on divestitures	13	—	4
Depreciation and amortization(1)	1,133	1,154	1,148
Non-cash compensation expense	103	99	173
Deferred income taxes	(83)	(94)	(16)
Provision for losses on accounts receivable and inventory	156	135	94
(Gain) loss on the retirement of debt	(2)	258	259
Other, net	61	(124)	(231)
Class action settlement liability	—	(3,020)	2,992
Net change in working capital	142	(646)	(414)
Interest income	44	110	104
Interest expense	(301)	(396)	(313)
Income tax expense	(78)	(335)	(324)

Net cash provided by (used in) operating activities	$2,429	$(872)	$1,814

Other cash flow items:
Capital expenditures, net(2)	$(696)	$(706)	$(643)
Decrease in sale of accounts receivable	10	14	7
Accounts purchased from ADT dealer program	(543)	(376)	(409)
Purchase accounting and holdback liabilities	(2)	(2)	(10)
Voluntary pension contributions	22	4	23

(1)
Includes depreciation expense of $617 million, $626 million and $635 million in 2009, 2008 and 2007, respectively, and amortization of intangible assets of $516 million, $528 million and $513 million in 2009, 2008 and 2007, respectively.

(2)
Includes net proceeds of $13 million, $28 million and $23 million received for the sale/disposition of property, plant and equipment in 2009, 2008 and 2007, respectively.

        The net change in working capital increased operating cash flow by $142 million in 2009. The components of this change are set forth in detail in the Consolidated Statements of Cash Flows. The significant changes in working capital included a $367 million decrease in inventory, a $207 million decrease in accounts receivable, a $106 million decrease in contracts in progress, offset by a $352 million decrease in accounts payable and a $148 million decrease in income taxes, net.

        During 2009, we completed the sale of all of our remaining Infrastructure Services businesses for net cash proceeds of $66 million.

        We continue to fund capital expenditures to grow our business, improve the cost structure of our businesses, to invest in new processes and technology, and to maintain high quality production standards. The level of capital expenditures in 2010 is expected to exceed spending levels in 2009 and is also expected to exceed depreciation.

        During 2009, 2008 and 2007 we paid out $154 million, $187 million and $70 million, respectively, in cash related to restructuring activities. See Note 3 to the Consolidated Financial Statements for further information regarding our restructuring activities.

        Income taxes paid, net of refunds, related to continuing operations was $291 million, $501 million, and $649 million in 2009, 2008, and 2007, respectively.

        During 2009, 2008 and 2007, Tyco paid $543 million, $376 million and $409 million of cash, respectively, to acquire approximately 512,000, 370,000 and 415,000 customer contracts for electronic security services through the ADT dealer program.

        As previously discussed, effective June 29, 2007, we completed the Separation. In connection with the Separation, we paid $68 million and $349 million in Separation costs during 2008 and 2007 respectively. Of these amounts, $36 million and $256 million were included in cash flows from discontinued operating activities, respectively.

        During the second quarter of 2008, Tyco released $2,960 million of funds placed in escrow during the third quarter of 2007 as well as $60 million of interest earned on those funds for the benefit of the class as stipulated in the Court's final order related to the class action settlement.

        We will continue to divest businesses that do not align with our overall strategy. We expect to use the proceeds from these sales, as well as the cash generated by our operations, to continue to make investments in our businesses that are intended to grow revenue and improve productivity, including our restructuring actions. We expect to also use cash to selectively pursue acquisitions.

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

Capitalization

        Shareholders' equity was $12.9 billion or $27.30 per share, as of September 25, 2009, compared to $15.5 billion or $32.76 per share, as of September 26, 2008. Shareholders' equity decreased primarily due to a net loss of $1.8 billion, which was primarily driven by goodwill and intangible asset impairments, dividends declared of $472 million, a $220 million current period change relating to the Company's retirement plans and unfavorable changes in foreign currency exchange rates of $203 million.

        Total debt was $4.3 billion as of September 25, 2009 and September 26, 2008, respectively. Total debt as a percentage of capitalization (total debt and shareholders' equity) was 25% as of September 25, 2009 and 22% as of September 26, 2008, respectively.

        Our cash balance increased to $2.4 billion as of September 25, 2009, as compared to $1.5 billion as of September 26, 2008. This increase in cash was primarily due to cash generated by the operating segments as well as proceeds from issuance of long-term debt.

Debt Tenders

        In connection with the settlement of litigation arising from the Separation related to our public debt, on June 3, 2008 we, along with our finance subsidiary TIFSA, a wholly-owned subsidiary of the Company and successor company to Tyco International Group S.A. ("TIGSA"), a wholly-owned subsidiary of the Company organized under the laws of Luxembourg, consummated consent solicitations and exchange offers related to certain series of debt issued under our 1998 and 2003 indentures. In connection with the exchange offers, we issued $422 million principal amount of 7.0% notes due 2019 in exchange for an equal principal amount of 7.0% notes due 2028 and $707 million principal amount of 6.875% notes due 2021 in exchange for an equal principal amount of 6.875% notes due 2029. In connection with the consent solicitations, holders of our 6.0% notes due 2013, 6.125% notes due 2008, 6.125% notes due 2009, 6.75% notes due 2011, 6.375% notes due 2011, 7.0% notes due 2028 and 6.875% notes due 2029 collectively received consent payments totaling $250 million.

        The terms of the consent and exchange offers were evaluated as a debt modification in accordance with the authoritative guidance for debtor's accounting for a modification or exchange of debt instruments, and it was determined that the 7.0% notes due 2028 and the 6.875% notes due 2029 were extinguished because the cash flows of the new bonds as compared to the original bonds were substantially modified. As a result, the new bonds and the 7.0% notes due 2028 and the 6.875% notes due 2029 that were not tendered for exchange were recorded at their fair value upon completion of the exchange offers. In determining fair value, we measured the bonds as if they were an initial issuance to the public. This was done by obtaining effective yield data derived from comparable pricing received from the issuance of bonds with similar ratings and covenants by large public companies.

        During the year ended September 26, 2008, in connection with the consent solicitations and exchange offers, we recorded a $222 million charge to other expense, net as a loss on extinguishment of debt. This charge was comprised of the consent payments related to the extinguished bonds (notes due 2028 and 2029), premium on the exchanged bonds which represents the difference between the fair value and the book value of the extinguished bonds, and the write-off of the original unamortized debt issuance costs, as well as fees paid to third-parties associated with the bonds that were not deemed extinguished. The remaining portion of the consent payment and issuance costs will be amortized over the remaining life of the bonds.

        During the year ended September 28, 2007, we recorded a $259 million charge to other expense, net for the loss on early extinguishment of debt related to the debt tender offers in connection with the Separation.

Bank and Revolving Credit Facilities

        On June 24, 2008, Tyco and TIFSA entered into a $500 million senior unsecured revolving credit agreement with Citibank, N.A., as administrative agent for the lenders party thereto. This credit agreement has a three-year term. Borrowings under this agreement have a variable interest rate based on LIBOR or an alternate base rate. The margin over LIBOR can vary based on changes in our credit rating and facility utilization. Together with our $1.19 billion five-year senior revolving credit agreement, dated as of April 25, 2007, our total committed revolving credit line was $1.69 billion as of September 25, 2009. These revolving credit facilities may be used for working capital, capital expenditures and other corporate purposes. As of September 25, 2009, there were no amounts drawn under these facilities, although we had dedicated $200 million of availability to backstop outstanding commercial paper. As discussed above, we believe that all of the lenders under our revolving credit facility are capable of meeting any borrowing requests TIFSA may make.

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

        The following tables detail our long-term and short-term debt ratings as of September 25, 2009 and September 26, 2008:

Long-Term Debt Ratings
	2009	2008
Moody's	Baa1	Baa1
Standard & Poor's	BBB+	BBB+
Fitch	BBB+	BBB+

Short-Term Debt Ratings
	2009	2008
Moody's	P-2	P-2
Standard & Poor's	A-2	A-2
Fitch	F2	F2

        The security ratings set forth above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

 Commitments and Contingencies

Contractual Obligations

        Contractual obligations and commitments for principal debt, minimum lease payment obligations under non-cancelable operating leases and other obligations as of September 25, 2009 is as follows ($ in millions):

	2010	2011	2012	2013	2014	Thereafter	Total
Debt(1)	$227	$516	$850	$—	$656	$1,913	$4,162
Interest payments(2)	273	255	211	184	164	801	1,888
Capital leases(3)	18	24	3	4	4	38	91
Operating leases	253	203	147	89	51	123	866
Purchase obligations(4)	90	5	3	—	—	—	98

Total contractual cash obligations(5)(6)	$861	$1,003	$1,214	$277	$875	$2,875	$7,105

(1)
Excludes debt discount and swap activity.

(2)
Interest payments consist of interest on our fixed interest rate debt and exclude the impact of our interest rate swaps.

(3)
Excludes interest.

(4)
Purchase obligations consist of commitments for purchases of good and services.

(5)
Other long-term liabilities primarily consist of the following: pension and postretirement costs, income taxes, warranties and environmental liabilities and are excluded from this table. We are unable to estimate the timing of payment for these items due to the inherent uncertainties of obligations of this type. The minimum required contributions to our pension plans are expected to be approximately $80 million in 2010 and we expect to pay $7 million in 2010 related to postretirement benefit plans.

(6)
As of September 25, 2009, we recorded gross unrecognized tax benefits of $284 million and gross interest and penalties of $50 million, both of which are classified as non-current liabilities in the Consolidated Balance Sheets as payment is not expected within one year. At this time, we are unable to make a reasonably reliable estimate of the timing for such payments in future years; therefore, such amounts have been excluded from the above contractual obligation table.

        As discussed above, as of September 25, 2009, we had total commitments of $1.69 billion under our revolving credit facilities, $500 million of which matures on June 24, 2011 and $1.19 billion of which matures on April 25, 2012. As of September 25, 2009, there were no amounts drawn under our revolving credit facilities. As of September 25, 2009, the aggregate available commitment under our senior revolving credit facilities was $1.69 billion, $200 million of which was dedicated to backstop all of our commercial paper outstanding as of such date.

        In May 2008, TIFSA commenced issuing commercial paper to U.S. institutional accredited investors and qualified institutional buyers. Borrowings under the commercial paper program are available for general corporate purposes. As of September 25, 2009, TIFSA had $200 million of commercial paper outstanding which bore interest at an average rate of 0.33%.

        As of September 25, 2009, we classified the outstanding commercial paper balance of $200 million as short-term as we intend to repay such amount during the next twelve months. As of September 26, 2008, we classified $116 million of short-term commercial paper as long-term as settlement of the amount outstanding was not expected to require the use of working capital in the next twelve months as we had both the intent and the ability to refinance this debt on a long-term basis.

        As of September 25, 2009, we had total outstanding letters of credit and bank guarantees of $659 million.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our financial position, results of operations or cash flows.

        In connection with the Separation, we entered into a liability sharing agreement regarding certain actions that were pending against Tyco prior to the Separation. Under the Separation and Distribution Agreement and Tax Sharing Agreement, we have assumed 27%, Covidien has assumed 42% and Tyco Electronics has assumed 31% of certain Tyco pre-Separation contingent and other corporate liabilities, which include certain outstanding legacy and tax contingencies and any actions with respect to the spin-offs or the distributions made or brought by any third party. Any amounts relating to these contingent and other corporate liabilities paid by Tyco after the spin-offs that are subject to the allocation provisions of the Separation and Distribution Agreement or Tax Sharing Agreement will be shared among Tyco, Covidien and Tyco Electronics pursuant to the same allocation ratio.

Legal Matters

Class Action and Legacy Securities Matters

        For a discussion of contingencies related to Tyco's legacy securities litigation and various legal matters, see Item 3. Legal Proceedings—Class Action Settlement and Legacy Securities Matters. Adverse outcomes in certain actions to which we are a party could have a material adverse effect on our financial position, results of operations or cash flows.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. For a detailed discussion of contingencies related to Tyco's environmental matters, see Item 1. Business—Environmental Matters and Item 3. Legal Proceedings—Environmental Matters.

Asbestos Matters

        Tyco and certain of its subsidiaries are named as defendants in bodily injury lawsuits based on alleged exposure to asbestos-containing materials. For a detailed discussion of Tyco's contingencies related to asbestos-related matters, see Note 15 to the Consolidated Financial Statements.

Income Taxes

        Tyco and its subsidiaries' income tax returns periodically are examined by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments. The Company is reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest have been assessed as uncertain income tax positions and recorded as appropriate. For a detailed discussion of contingencies related to Tyco's income taxes, see Note 6 to the Consolidated Financial Statements.

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

Backlog

        As of September 25, 2009, we had a backlog of unfilled orders of $9.0 billion, compared to a backlog of $9.6 billion as of September 26, 2008. We expect that approximately 86% of our backlog as of September 25, 2009 will be filled during 2010. Backlog by segment as of September 25, 2009 and September 26, 2008 is as follows ($ in millions):

	2009	2008
ADT Worldwide	$5,908	$5,917
Flow Control	1,698	2,083
Fire Protection Services	1,169	1,314
Electrical and Metal Products	72	117
Safety Products	114	154

	$8,961	$9,585

        Backlog decreased by $624 million, or 6.5%, from $9.6 billion as of September 26, 2008 to $9.0 billion as of September 25, 2009. Unfavorable changes in foreign currency exchange rates resulted in a decrease of $87 million. ADT Worldwide's backlog decreased by $9 million, or 0.2%, as of September 25, 2009. The decrease was primarily due to unfavorable exchange rates of $83 million partially offset by an increase in net bookings of $74 million. ADT Worldwide's total account base grew 2.9% during 2009 to 7.4 million accounts. The amount of recurring revenue-in-force as of September 25, 2009 and September 26, 2008 was $4.0 billion and $3.9 billion, respectively. The increase in recurring revenue-in-force was primarily the result of the increase in the account base discussed above partially offset by unfavorable changes in foreign currency exchange rates. Recurring revenue-in-force represents 12 months' fees for monitoring and maintenance services under contract in the security business. Flow Control's backlog decreased by $385 million primarily due to decreased bookings of $398 million offset by favorable exchange rates of $13 million. Fire Protection Services backlog decreased by $145 million primarily due to unfavorable exchange rates of $15 million and decreased bookings of $130 million.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

        Certain of Tyco's international businesses utilize the sale of accounts receivable as short-term financing mechanisms. The aggregate amount outstanding under the Company's remaining international accounts receivable programs was $55 million, $65 million and $76 million as of September 25, 2009, September 26, 2008 and September 28, 2007, respectively.

Guarantees

        Certain of our business segments have guaranteed the performance of third-parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from 2009 through the completion of such transactions. The guarantees would typically be triggered in the event of nonperformance and performance under the guarantees, if required, would not have a material effect on our financial position, results of operations or cash flows.

        There are certain guarantees or indemnifications extended among Tyco, Covidien and Tyco Electronics in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. At the time of the Separation, we recorded a liability necessary to recognize the fair value of such guarantees and indemnifications. In the absence of observable transactions for identical or similar guarantees, we determined the fair value of these guarantees and indemnifications utilizing expected present value measurement techniques. Significant assumptions utilized to determine fair value included determining a range of potential outcomes, assigning a probability weighting to each potential outcome and estimating the anticipated timing of resolution. The probability weighted outcomes were discounted using our incremental borrowing rate. The liability necessary to reflect the fair value of the guarantees and indemnifications under the Tax Sharing Agreement is $554 million, which is included in other liabilities on our Consolidated Balance Sheets as of September 25, 2009 and September 26, 2008. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. See Note 6 to the Consolidated Financial Statements for further discussion of the Tax Sharing Agreement.

        In addition, we historically provided support in the form of financial and/or performance guarantees to various Covidien and Tyco Electronics operating entities. In connection with the Separation, we worked with the guarantee counterparties to cancel or assign these guarantees to Covidien or Tyco Electronics. To the extent these guarantees were not assigned prior to the Separation date, we assumed primary liability on any remaining such support. The estimated fair value of these obligations is $4 million and $7 million, which are included in other liabilities on our Consolidated Balance Sheets as of September 25, 2009 and September 26, 2008, respectively, with an offset to shareholders' equity on the Separation date.

        In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We have no reason to believe that these uncertainties would have a material adverse effect on our financial position, results of operations or cash flows.

        We have recorded liabilities for known indemnifications included as part of environmental liabilities. See Item 1. Business—Environmental Matters and Note 15 to the Consolidated Financial Statements for a discussion of these liabilities.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our financial position, results of operations or cash flows.

        As of September 25, 2009, we had total outstanding letters of credit and bank guarantees of $659 million.

        We record estimated product warranty costs at the time of sale. For further information on estimated product warranty, see Notes 1 and 13 to the Consolidated Financial Statements.

        In 2001, a division of Safety Products initiated a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain O-ring seal sprinkler heads which were originally manufactured by Central Sprinkler prior to Tyco's acquisition. Under this program, the sprinkler heads are being replaced free of charge to property owners. On May 1, 2007, we, along with the Consumer Products Safety Commission announced an August 31, 2007 deadline for filing claims to participate in the VRP. We will fulfill all valid claims for replacement of qualifying sprinklers received up to August 31, 2007. Settlements during 2009, 2008 and 2007 include cash expenditures of $33 million, $49 million and $38 million, respectively, related to the VRP. The Company believes the remaining liability represents our best estimate of the cost required to complete the VRP as of September 25, 2009, which is not material.

Accounting Pronouncements

        Recently Adopted Accounting Pronouncements—In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which established the FASB Standards Accounting Codification ("Codification") as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date and, subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. The guidance is not intended to change or alter existing GAAP. The guidance became effective for Tyco in the fourth quarter of 2009. The guidance did not have an impact on the Company's financial position, results of operations or cash flows. All references to previous numbering of FASB Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts have been removed from the financial statements and accompanying footnotes.

        In May 2009, the FASB issued authoritative guidance for subsequent events. The guidance provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature. The guidance is similar to the current guidance with some exceptions that are not intended to result in significant change to current practice. The guidance defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted the disclosure provisions of the guidance as of June 26, 2009. The adoption did not have an impact on the Company's financial position, results of operations or cash flows.

        In April 2009, the FASB issued authoritative guidance for interim disclosures about fair value of financial instruments, which amended existing guidance. The guidance requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The Company adopted the disclosure provisions of the guidance as of June 26, 2009. See Note 14 to the Consolidated Financial Statements for additional information related to the adoption of the guidance. The adoption did not have an impact on the Company's financial position, results of operations or cash flows.

        In March 2008, the FASB issued authoritative guidance for disclosures about derivative instruments and hedging activities. The guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's results of operations. The Company adopted the disclosure provisions of the guidance as of December 27, 2008. See Note 14 to the Consolidated Financial Statements for additional information related to the adoption of the guidance. The adoption did not have an impact on the Company's financial position, results of operations or cash flows.

        In February 2007, the FASB issued authoritative guidance for the fair value option for financial assets and financial liabilities. The guidance permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. The guidance became effective for the Company in the first quarter of 2009 at which time the Company did not elect the fair value option for eligible items.

        In September 2006, the FASB issued authoritative guidance for fair value measurements, which enhances existing guidance for measuring assets and liabilities at fair value. The guidance defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. In February 2008, the FASB issued authoritative guidance which permits companies to partially defer the effective date of the guidance for one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. During the first quarter of 2009 the Company elected to defer the adoption of the guidance for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis which is effective for Tyco in the first quarter of fiscal 2010, on a prospective basis. The guidance became effective for Tyco in the first quarter of fiscal 2009 for financial assets and liabilities only. The adoption did not have a material impact on the Company's financial position, results of operations or cash flows. See Note 14 to the Consolidated Financial Statements for additional information related to the adoption of the guidance.

        In September 2006, the FASB issued authoritative guidance for employers' accounting for defined benefit pension and other postretirement plans. The guidance requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the Consolidated Balance Sheets and recognize as a component of accumulated other comprehensive (loss) income, net of income taxes, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. The Company adopted the recognition and disclosure provisions of the guidance as of September 28, 2007.

        The guidance also requires companies to measure plan assets and benefit obligations as of their fiscal year end. The Company adopted the measurement date provisions of the guidance on September 27, 2008. As a result, Tyco measured its plan assets and benefit obligations on September 26, 2008 and adjusted its opening balances of accumulated (deficit) earnings and accumulated other comprehensive (loss) income for the change in net periodic benefit cost and fair value, respectively, from the previously used measurement date of August 31, 2008. The adoption of the measurement date provisions resulted in a net decrease to accumulated (deficit) earnings of $5 million, net of an income tax benefit of $2 million, and a net increase to accumulated other comprehensive (loss) income of $61 million, net of income taxes of $28 million for 2009. See Note 16 to the Consolidated Financial Statements for additional information related to the adoption of the guidance.

        Recently Issued Accounting Pronouncements—In September 2009, the FASB issued authoritative guidance for the accounting for revenue arrangements with multiple deliverables. The guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific evidence nor third-party evidence is available. The guidance requires arrangements under which multiple revenue generating activities to be performed be allocated at inception. The residual method under the existing accounting guidance has been eliminated. The guidance expands the disclosure requirements related to multiple-deliverable revenue arrangements. The guidance becomes effective for revenue arrangements entered into or materially modified beginning in fiscal 2011, with early adoption permitted. The guidance applies on a prospective basis unless the Company specifically elects to apply the guidance retrospectively. The Company is currently assessing what impact, if any, the guidance will have on its financial position, results of operations or cash flows, as well as the timing of its adoption of the guidance.

        In June 2009, the FASB issued authoritative guidance which amended the existing guidance for the consolidation of variable interest entities, to address the elimination of the concept of a qualifying special purpose entity. The guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the guidance requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The guidance is effective for Tyco in the first quarter of fiscal 2011. The Company is currently assessing what impact, if any, that the guidance will have on its financial position, results of operations or cash flows.

        In December 2008, the FASB issued authoritative guidance for employers' disclosures about postretirement benefit plan assets. The guidance requires additional disclosures about plan assets related to an employer's defined benefit pension or other post-retirement plans to enable investors to better understand how investment decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and the significant concentrations of risk within plan assets. The disclosure provisions of the guidance are effective for Tyco in the first quarter of fiscal 2010.

        In June 2008, the FASB ratified authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. The guidance addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method. The guidance requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. The guidance is effective for Tyco starting with the first quarter of fiscal 2010, and shall be applied retrospectively to all prior periods. The Company believes that the guidance will not have a material impact on its financial position, results of operations or cash flows.

        In April 2008, the FASB issued authoritative guidance for determining the useful life of intangible assets. The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The guidance is effective for Tyco in the first quarter of fiscal 2010. The Company has determined that the guidance will not have a material impact on its financial position, results of operations or cash flows.

        In December 2007, the FASB revised the authoritative guidance for business combinations. The revised guidance retains the underlying concepts of the existing guidance in that business combinations are still accounted for at fair value. However, the accounting for certain other aspects of business combinations will be affected. Acquisition costs will generally be expensed as incurred. Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date. In-process research and development will be recorded at fair value as an indefinite-lived intangible at the acquisition date until it is completed or abandoned and its useful life can be determined. Changes in deferred tax asset valuation allowances and uncertain tax positions after the acquisition date will generally impact income tax expense. The revised guidance also expands required disclosures surrounding the nature and financial effects of business combinations. The revised guidance is effective, on a prospective basis, for Tyco in the first quarter of fiscal 2010.

        In December 2007, the FASB issued authoritative guidance for noncontrolling interests in consolidated financial statements. The guidance requires the recognition of a noncontrolling interest (minority interest prior to the adoption of the guidance) as equity in the Consolidated Financial Statements. The amount of net income attributable to the noncontrolling interest should be included in consolidated net income on the face of the Consolidated Statements of Operations. The guidance also amends certain existing consolidation procedures in order to achieve consistency with the requirements of the revised authoritative guidance for business combinations discussed above. The guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This guidance is effective for Tyco in the first quarter of fiscal 2010. The implementation of the guidance will not have a material impact on the Company's financial position, results of operations or cash flows.

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

  •
  the ability to achieve cost savings in connection with the Company's strategic restructuring and Six Sigma initiatives and our ability to execute our portfolio refinement and acquisition strategies;

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

  •
  changes in U.S. and non-U.S. governmental laws and regulations; and

  •
  the possible effects on Tyco of future legislation in the United States that may limit or eliminate potential U.S. tax benefits resulting from Tyco's jurisdiction of incorporation or deny U.S. government contracts to Tyco based upon its jurisdiction of incorporation.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        In the normal course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These risks include fluctuations in foreign currency exchange rates, interest rates and commodity prices. Accordingly, we have established a comprehensive risk management process to monitor, evaluate and manage the principal exposures we believe we are subject to. We seek to manage these risks through the use of financial derivative instruments. Our portfolio of derivative financial instruments may, from time to time, include forward foreign currency exchange contracts, foreign currency options, interest rate swaps and forward commodity contracts. Derivative financial instruments related to interest rate sensitivity of debt obligations, intercompany cross border transactions and anticipated non-functional currency cash flows are used with the goal of mitigating a significant portion of these exposures when it is cost effective to do so.

        We do not execute transactions or utilize derivative financial instruments for trading or speculative purposes. Further, to reduce the risk that a counterparty will be unable to honor its contractual obligations to us, we only enter into contracts with counterparties having at least an A-/A3 long-term debt rating. These counterparties are generally financial institutions and there is no significant concentration of exposure with any one party.

Foreign Currency Exposures

        We hedge our exposure to fluctuations in foreign currency exchange rates through the use of forward foreign currency exchange contracts. During 2009, our largest exposures to foreign exchange rates existed primarily with the Swiss franc, British pound, Euro, Australian dollar and Canadian dollar against the U.S. dollar. The market risk related to the forward foreign currency exchange contracts (excluding the dividend hedge contract discussed below) is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on the market rates in effect on September 25, 2009. A 10% appreciation of the U.S. dollar relative to the local currency exchange rates would result in a $6 million net increase in the fair value of the contracts. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would result in a $7 million net decrease in the fair value of the contracts. However, gains or losses on these derivative instruments are economically offset by the gains or losses on the underlying transactions.

        Effective March 17, 2009, Tyco changed its jurisdiction of incorporation from Bermuda to Switzerland. Until January 1, 2011 Tyco intends to make dividend payments in the form of a reduction of capital denominated in Swiss francs. However, the Company expects to actually pay dividends in U.S. dollars, based on exchange rates in effect shortly before the payment date. Fluctuations in the value of the U.S. dollar compared to the Swiss franc between the date the dividend is declared and paid will increase or decrease the U.S. dollar amount required to be paid. The Company manages the potential variability in cash flows associated with the dividend payments by entering into derivative financial instruments used as economic hedges of the underlying risk. A 10% appreciation of the U.S. dollar relative to the Swiss franc would result in a $20 million net decrease in the fair value of the contracts. Conversely, a 10% depreciation of the U.S. dollar relative to the Swiss franc would result in a $24 million net increase in the fair value of the contracts. However, gains or losses on these derivative instruments are economically offset by the gains or losses on the underlying transactions.

        Previously, we hedged our investment in certain foreign operations. In December 2006, due to required changes to the legal entity structure to facilitate the Separation, the Company determined that it would no longer consider certain intercompany foreign currency transactions to be long-term investments. As a result, the related foreign currency transaction gains and losses on such investments were recorded in the Consolidated Statements of Operations subsequent to this determination rather than in the currency translation component of accumulated other comprehensive (loss) income within shareholders' equity. Forward contracts that were previously designated as hedges of these net investments continued to be used to manage this exposure but were no longer designated as net investment hedges.

        During fiscal 2009, we designated certain intercompany loans as permanent in nature. As of September 25, 2009, $3.0 billion of intercompany loans have been designated as permanent in nature and for the year ended September 25, 2009, we recorded the cumulative translation loss through accumulated other comprehensive (loss) income related to these loans, which had no material impact for fiscal 2009 and $141 million for fiscal 2008.

Interest Rate Exposures

        Our long-term debt portfolio primarily consists of fixed-rate instruments. The Company manages its interest rate risk through the use of interest rate swap transactions with financial institutions acting as principal counterparties, which were designated as fair value hedges for accounting purposes. During 2009, the Company entered into the interest rate swap transactions with the objective of managing the exposure to interest rate risk by converting the interest rates on $1.4 billion of fixed-rate debt to variable rates. In these contracts, the Company agreed with financial institutions acting as principal counterparties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. A 100 basis point increase in interest rates relative to interest rates as of September 25, 2009 would result in a $22 million net decrease in the fair value of the contracts. Conversely, a 100 basis point decrease in interest rates relative to interest rates as of September 25, 2009 would result in a $22 million net increase in the fair value of the contracts.

Commodity Exposures

        We are exposed to volatility in the prices of raw materials used in some of our products and may, in limited circumstances, enter into hedging contracts to manage those exposures. These exposures are monitored as an integral part of our risk management program. During 2009, the Company did not hedge its exposure attributable to changes in commodity prices but may consider such strategies in the future.

Item 8.    Financial Statements and Supplementary Data

        The following consolidated financial statements and schedule specified by this Item, together with the report thereon of Deloitte & Touche LLP, are presented following Item 15 of this report:

        Financial Statements:

    Management's Responsibility for Financial Statements

    Reports of Independent Registered Public Accounting Firm

    Consolidated Statements of Operations for the years ended September 25, 2009, September 26, 2008 and September 28, 2007

    Consolidated Balance Sheets as of September 25, 2009 and September 26, 2008

    Consolidated Statements of Shareholders' Equity for the years ended September 25, 2009, September 26, 2008 and September 28, 2007

    Consolidated Statements of Cash Flows for the years ended September 25, 2009, September 26, 2008 and September 28, 2007

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 25, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as and when required.

        We have made significant systems and process improvements in our tax accounting processes through fiscals 2008 and 2009 and in the fourth quarter of 2009, management conducted extensive assessments of the effectiveness of the tax accounting and control procedures. After reviewing the results of these assessments, management concluded that internal controls relating to accounting for income taxes are designed and operating effectively to prevent a material error from occurring or to assure that such an error would be detected and corrected in a timely manner.

        There were no other changes in our internal controls over financial reporting that occurred during the quarter ended September 25, 2009 that have materially affected, or are reasonably likely to materially affect, these internal controls.

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

        Management assessed the effectiveness of our internal control over financial reporting as of September 25, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—

Integrated Framework. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our assessment and those criteria, management believes that the Company maintained effective internal controls over financial reporting as of September 25, 2009.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. During 2007, management's procedures and testing identified errors that, although not material to the Consolidated Financial Statements, led management to conclude that control deficiencies existed related to tax effecting consolidating entries, analysis and reconciliation of taxes receivable and taxes payable in non-U.S. jurisdictions, certain aspects of deferred taxes, and procedures with respect to classification of tax amounts in the Consolidated Balance Sheets. As a result of these deficiencies, it was reasonably possible that internal controls over financial reporting may not have prevented or detected errors from occurring that could have been material, either individually or in the aggregate. Management accordingly concluded that internal controls over financial reporting were not effective as a result of a material weakness related to certain aspects of accounting for income taxes as of September 28, 2007 and September 26, 2008. As of September 25, 2009, the Company has remediated the material weakness in income tax accounting as a result of corrective actions taken in fiscal 2008 and fiscal 2009.

        During fiscal years 2008 and 2009, we have focused on our internal controls over accounting for income taxes, and have taken steps to strengthen controls in response to the identified material weakness. Significant internal control, information systems and process improvements have been implemented in our tax accounting processes to enhance effectiveness and sustainability including:

  •
  Increased number of tax accounting resources;

  •
  Enhanced policies and procedures relating to tax account reconciliation and analysis;

  •
  Conducted extensive Company-wide training for all company personnel engaged in tax accounting activities;

  •
  Improved the level and quality of cross-company communication and information flows regarding the tax accounting process and requirements;

  •
  Improved process for tax effecting consolidating entries; and

  •
  Enhanced monitoring of tax accounting submissions and tax account balances of our legal entities globally.

        We made the above improvements through 2008 and 2009 and in the fourth quarter of 2009, management concluded that the improved controls had been operating for a sufficient period of time to allow the effectiveness of the remediation measures to be validated. We conducted extensive assessments of the effectiveness of the remediated tax accounting and control procedures. After reviewing the results of these assessments, management concluded that internal controls relating to accounting for income taxes are designed and operating effectively to prevent a material error from occurring or to assure that such an error would be detected and corrected in a timely manner.

        Our internal control over financial reporting as of September 25, 2009, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the Consolidated Financial Statements included in this Form 10-K, and their report is also included in this Form 10-K.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information concerning Directors and Executive Officers may be found under the captions "Proposal Number One—Election of Directors," "—Committees of the Board of Directors," and "—Executive Officers" in our definitive proxy statement for our 2010 Annual General Meeting of Shareholders (the "2010 Proxy Statement"), which will be filed with the Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2010 Proxy Statement set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Information regarding shareholder communications with our Board of Directors may be found under the caption "Communications with the Board of Directors" in our 2010 Proxy Statement and is incorporated herein by reference.

Code of Ethics

        We have adopted the Tyco Guide to Ethical Conduct, which applies to all employees, officers and directors of Tyco. Our Guide to Ethical Conduct meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K and applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as well as all other employees. Our Guide to Ethical Conduct also meets the requirements of a code of business conduct and ethics under the listing standards of the New York Stock Exchange, Inc. Our Guide to Ethical Conduct is posted on our website at www.tyco.com under the heading "Corporate Citizenship—Governance." We will also provide a copy of our Guide to Ethical Conduct to shareholders upon request. We disclose any amendments to our Guide to Ethical Conduct, as well as any waivers for executive officers or directors, on our website.

Item 11.    Executive Compensation

        Information concerning executive compensation may be found under the captions "Executive Officer Compensation," "Compensation of Non-Employee Directors," and "Governance of the Company" of our 2010 Proxy Statement. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information in our 2010 Proxy Statement set forth under the captions "Executive Officer Compensation" and "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information in our 2010 Proxy Statement set forth under the captions "Governance of the Company" and "Committees of the Board" is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information in our 2010 Proxy Statement set forth under the captions "Proposal Number Five—Election of Auditors," "—Audit and Non-Audit Fees" and "—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors" is incorporated herein by reference.

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
3.1	Memorandum of Association of Tyco International Ltd. (Tyco International AG) (Tyco International SA), amended to reflect change in par value of registered shares (Filed herewith).
3.2	Organizational Regulations (Incorporated by reference to Exhibit 3.2 of Tyco International Ltd.'s Current Report on Form 8-K filed on March 17, 2009).
4.1	Form of Indenture, dated as of June 9, 1998, among Tyco International Group S.A., Tyco and Wilmington Trust Company as successor to The Bank of New York, as trustee (Incorporated by reference to Exhibit 4.1 to Post-effective Amendment No.1 to Tyco's and Tyco International Group S.A.'s Co-Registration Statement on Form S-3 (No. 333-50855) filed on June 9, 1998).
4.2	Supplemental Indenture No. 3, dated as of June 9, 1998 among Tyco International Group S.A., Tyco and Wilmington Trust Company as successor to The Bank of New York, as trustee relating to the co-obligor's 7.0% Notes due 2028 (Incorporated by reference to Exhibit 4.4 to Post-effective Amendment No. 1 to Tyco's and Tyco International Group S.A.'s Co-Registration Statement on Form S-3 (No. 333-50855) filed on June 9, 1998).
4.3	Supplemental Indenture No. 8, dated as of January 12, 1999 among Tyco International Group S.A., Tyco International Ltd. and the Bank of New York, as Trustee relating to the co-obligor's 6.875% Notes due 2029 (Incorporated by reference to Exhibit 4.7 to Tyco International Ltd.'s Post-Effective Amendment No. 2 to Registration Statement on Form S-3 (333-50855) filed on January 26, 1999).
4.4	Supplemental Indenture No. 16, dated as of February 21, 2001 among Tyco International Group S.A., Tyco International Ltd. and the Bank of New York, as Trustee relating to the co-obligor's 6.750% Notes due 2011 (Incorporated by reference to Exhibit 4.3 to Tyco International Group S.A.'s Post-Effective Amendment No. 1 to Form S-3 (333-44100) filed on February 28, 2001).
4.5	Supplemental Indenture No. 20, dated as of October 26, 2001 among Tyco International Group S.A., Tyco International Ltd. and the Bank of New York, as Trustee relating to the co-obligor's 6.375% Notes due 2011 (Incorporated by reference to Exhibit 4.4 to Tyco International Ltd.'s Post-Effective Amendment No. 1 to Form S-3 (333-68508) filed on November 2, 2001).
4.6	Indenture dated as of November 12, 2003, among Tyco International Group S.A., Tyco International Ltd. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Tyco International Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 filed on February 17, 2004).

Exhibit Number	Description
4.7	First Supplemental Indenture dated as of November 12, 2003, among Tyco International Group S.A., Tyco International Ltd. and The Bank of New York, as trustee relating to the co-obligor's 6.0% Notes due 2013 (Incorporated by reference to Exhibit 4.2 to Tyco International Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 filed on February 17, 2004).
4.8	Supplemental Indenture 2008-1 by and among Tyco International Ltd., Tyco International Finance S.A. and Wilmington Trust Company, as trustee, dated as of May 15, 2008 (Incorporated by reference to Exhibit 4.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on June 5, 2008).
4.9	Supplemental Indenture 2008-1 by and among Tyco International Ltd., Tyco International Finance S.A. and Wilmington Trust Company, as trustee, dated as of May 15, 2008 (Incorporated by reference to Exhibit 4.2 to Tyco International Ltd.'s Current Report on Form 8-K filed on June 5, 2008).
4.10	Supplemental Indenture 2008-2 by and among Tyco International Ltd., Tyco International Finance S.A. and Wilmington Trust Company, as trustee, dated as of May 15, 2008 relating to the co-obligor's 6.875% Notes due 2021 (Incorporated by reference to Exhibit 4.3 to Tyco International Ltd.'s Current Report on Form 8-K filed on June 5, 2008).
4.11	Supplemental Indenture 2008-3 by and among Tyco International Ltd., Tyco International Finance S.A. and Wilmington Trust Company, as trustee, dated as of May 15, 2008 relating to the co-obligor's 7.0% Notes due 2019 (Incorporated by reference to Exhibit 4.4 to Tyco International Ltd.'s Current Report on Form 8-K filed on June 5, 2008).
4.12	Indenture, dated as of January 9, 2009, by and among Tyco International Finance S.A., as issuer, Tyco International Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on January 9, 2009).
4.13	Supplemental Indenture, dated as of January 9, 2009, by and among Tyco International Finance S.A., as issuer, Tyco International Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee relating to the issuer's 8.5% notes due 2019 (Incorporated by reference to Exhibit 4.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on January 9, 2009).
4.14	Second Supplemental Indenture, dated as of October 5, 2009, by and among Tyco International Finance S.A., as issuer, Tyco International Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee relating to the issuer's 4.125% notes due 2014 (Incorporated by reference to Exhibit 4.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on October 5, 2009).
10.1	The Tyco International Ltd. Long Term Incentive Plan (formerly known as the ADT 1993 Long-Term Incentive Plan) (as amended May 12, 1999) (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Form S-8 (No. 333-80391) filed on June 10, 1999).
10.2	1994 Restricted Stock Ownership Plan for Key Employees (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Registration Statement on Form S-8 (No. 333-93261) filed on December 21, 1999).
10.3	Tyco International (US) Inc. Supplemental Executive Retirement Plan, amended and restated as of October 1, 2000, dated December 30, 2000 (Incorporated by reference to Exhibit 10.3 to Tyco International Ltd.'s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).

Exhibit Number	Description
10.4	Second Amendment to Tyco International (US) Inc. Supplemental Executive Retirement Plan, dated February 14, 2002 (Incorporated by reference to Exhibit 10.4 to Tyco International Ltd.'s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).
10.5	Third Amendment to Tyco International (US) Inc. Supplemental Executive Retirement Plan, dated July 30, 2002 (Incorporated by reference to Exhibit 10.5 to Tyco International Ltd.'s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).
10.6	Amendments to the Tyco International Ltd. Supplemental Executive Retirement Plan, dated December 24, 2003 (Incorporated by reference to Exhibit 10.6 to Tyco International Ltd.'s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)(2)
10.7	December 2003 Amendment to Tyco International (US) Inc. Supplemental Executive Retirement Plan, dated December 24, 2003 (Incorporated by reference to Exhibit 10.7 to Tyco International Ltd.'s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)
10.8	Amendment No. 2004-1 to the Tyco International (US) Inc. Supplemental Executive Retirement Plan, dated April 30, 2004 (Incorporated by reference to Exhibit 10.8 to Tyco International Ltd.'s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)
10.9	The Amended and Restated Tyco International Ltd. Deferred Compensation Plan for Directors (Effective January 1, 2005) (Incorporated by reference to Exhibit 10.9 to Tyco International Ltd.'s Annual Report on Form 10-K for the year ended September 30, 2005 filed December 9, 2005).(1)
10.10	The Tyco International Ltd. Long Term Incentive Plan II (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Registration Statement on Form S-8 (No. 333-75037) filed March 25, 1999).(1)
10.11	Change in Control Severance Plan for Certain U.S. Officers and Executives dated January 1, 2005, as amended (Incorporated by reference to Exhibit 10.3 to Tyco International Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2009 filed on April 30, 2009).(1)
10.12	Edward D. Breen Employment Contract dated July 25, 2002, as amended (Incorporated by reference to Exhibit 99.1 to Tyco International Ltd.'s Current Report on Form 8-K filed December 19, 2008).(1)
10.13	Employment Offer Letter dated February 14, 2005 between Tyco International Ltd. and Christopher J. Coughlin (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on February 15, 2005).(1)
10.14	Tyco Supplemental Savings and Retirement Plan, amended and restated effective January 1, 2005 (Incorporated by reference to Exhibit 10.27 to Tyco International Ltd.'s Annual Report on Form 10-K for the year ended September 30, 2005 filed on December 9, 2005).(1)
10.15	Tyco International Ltd. 2004 Stock and Incentive Plan amended and restated effective September 10, 2008 (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd. Current Report on Form 8-K filed on September 16, 2008).(1)

Exhibit Number	Description
10.16	Form of terms and conditions for Option Awards, Restricted Stock Awards, Restricted Unit Awards, Performance Share Awards under the 2004 Stock and Incentive Plan (Incorporated by reference to Exhibit 10.18 to Tyco International Ltd's Annual Report on Form 10-K for the year ended September 26, 2008).(1)
10.17	Form of terms and conditions for Restricted Stock Awards for Directors under the 2004 Stock and Incentive Plan (Filed herewith).(1)
10.18	Terms and conditions for Option Awards and Performance Share Awards granted to Christopher Coughlin under the 2004 Stock and Incentive Plan (Incorporated by reference to Exhibit 10.7 to Tyco International Ltd.'s Current Report on Form 8-K filed on October 5, 2009).(1)
10.19	Tyco International (US) Inc. Severance Plan for U.S. Officers and Executives Plan, as amended (Incorporated by reference to Exhibit 10.4 to Tyco International Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2009 filed on April 30, 2009).(1)
10.20	Founders' Grant Option Award (Incorporated by reference to Exhibit 10.6 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 6, 2007).(1)
10.21	Founders' Grant Restricted Unit Award (Incorporated by reference to Exhibit 10.7 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 6, 2007).(1)
10.22	Founders' Grant Performance Share Unit Award (Incorporated by reference to Exhibit 10.8 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 6, 2007).(1)
10.23	Credit Agreement, dated as of April 25, 2007, among Tyco International Finance S.A., Tyco International Ltd., the Lenders party thereto, and Citibank, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.4 to Tyco International Ltd.'s Current Report on Form 8-K filed on April 27, 2007).
10.24	Amendment No. 2 to 364-Day Senior Bridge Loan Agreement, dated as of November 27, 2007, and Amendment No. 1 to Credit Agreement dated as of April 25, 2007, among Tyco International Ltd., a Bermuda company, Tyco International Finance S.A., a Luxembourg company, the Lenders party thereto and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.27 to Tyco International Ltd.'s Annual Report on Form 10-K for the fiscal year ended September 28, 2007 filed on November 27, 2007).
10.25	Three-Year Senior Unsecured Credit Agreement, dated June 24, 2008 (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on June 26, 2008).
10.26	Amendment No. 2, dated June 24, 2008, to Five-Year Senior Credit Agreement, dated April 25, 2007 (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on June 26, 2008).
10.27	Tax Sharing Agreement by and among Tyco International Ltd., Covidien Ltd., and Tyco Electronics Ltd., dated June 29, 2007 (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 6, 2007).
10.28	Guarantor Assumption Agreement by and among Tyco International Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.2 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 6, 2007).
10.29	Guarantor Assumption Agreement by and among Tyco International Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.3 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 6, 2007).

Exhibit Number	Description
10.30	Guarantor Assumption Agreement by and among Tyco International Ltd. and Covidien Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.4 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 6, 2007).
10.31	Guarantor Assumption Agreement by and among Tyco International Ltd. and Covidien Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.5 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 6, 2007).
21.1	Subsidiaries of Tyco International Ltd. (Filed herewith).
23.1	Consent of Deloitte & Touche LLP (Filed herewith).
24.1	Power of Attorney with respect to Tyco International Ltd. signatories (filed herewith).
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
101	Financial statements from the Annual Report on Form 10-K of Tyco International Ltd. for the fiscal year ended September 25, 2009 formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity, and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

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
Christopher J. Coughlin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 16, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on November 16, 2009 in the capacities indicated below.

Name	Title

/s/ EDWARD D. BREEN Edward D. Breen	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
/s/ CHRISTOPHER J. COUGHLIN Christopher J. Coughlin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ CAROL ANTHONY DAVIDSON Carol Anthony Davidson	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
* Timothy M. Donahue	Director
* Brian Duperreault	Director
* Bruce S. Gordon	Director
* Rajiv L. Gupta	Director

Name	Title

* John A. Krol	Director
* Dr. Brendan R. O'Neill	Director
* William S. Stavropoulos	Director
* Sandra S. Wijnberg	Director
* Jerome B. York	Director
* R. David Yost	Director

*
Judith A. Reinsdorf, by signing her name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed as Exhibit 24.1 to this Report.

By:	/s/ JUDITH A. REINSDORF Judith A. Reinsdorf Attorney-in-fact

 TYCO INTERNATIONAL LTD.
Index to Consolidated Financial Statements

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Discussion of Management's Responsibility

        We are responsible for the preparation, integrity and fair presentation of the Consolidated Financial Statements and related information appearing in this report. We take these responsibilities very seriously and are committed to being recognized as a leader in governance, controls, clarity and transparency of financial statements. We are committed to making honesty, integrity and transparency the hallmarks of how we run Tyco. We believe that to succeed in today's environment requires more than just compliance with laws and regulations—it requires a culture based upon the highest levels of integrity and ethical values. Expected behavior starts with our Board of Directors and our senior team leading by example and includes every one of Tyco's global employees, as well as our customers, suppliers and business partners. One of our most crucial objectives is continuing to maintain and build on the public, employee and shareholder confidence that has been restored in Tyco. We believe this is being accomplished; first, by issuing financial information and related disclosures that are accurate, complete and transparent so investors are well informed; second, by supporting a leadership culture based on an ethic of uncompromising integrity and accountability; and third, by recruiting, training and retaining high-performance individuals who have the highest ethical standards. We take full responsibility for meeting this objective. We maintain appropriate accounting standards and disclosure controls and devote our full commitment and the necessary resources to these items.

Dedication to Governance, Controls and Financial Reporting

        Throughout 2009, we continued to maintain and enhance internal controls over financial reporting, disclosures and corporate governance practices. We believe that a strong control environment is a dynamic process. Therefore, we intend to continue to devote the necessary resources to maintain and improve our internal controls and corporate governance.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tyco International Ltd.:

        We have audited the accompanying consolidated balance sheets of Tyco International Ltd. and subsidiaries (the "Company") as of September 25, 2009 and September 26, 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended September 25, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tyco International Ltd. and subsidiaries as of September 25, 2009 and September 26, 2008, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 25, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements: i) effective September 29, 2007 the Company adopted new accounting guidance on the accounting for uncertain income tax positions, ii) the Company changed the depreciation method and estimated useful life used to account for pooled subscriber system assets and related deferred revenue from the straight-line method with lives ranging from 10 to 14 years to an accelerated method with lives up to 15 years effective as of the beginning of the third quarter of fiscal 2007, and iii) the Company adopted the new accounting guidance for the recognition and related disclosure provisions for defined benefit pension and other postretirement plans effective September 29, 2007 and the related guidance on the measurement date effective September 27, 2008.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 25, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 16, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
November 16, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tyco International Ltd.:

        We have audited the internal control over financial reporting of Tyco International Ltd. and subsidiaries (the "Company") as of September 25, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 25, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended September 25, 2009 of the Company and our report dated November 16, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's adoption of new accounting guidance for defined benefit pension and other postretirement plans.

/s/ DELOITTE & TOUCHE LLP

New York, New York
November 16, 2009

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended September 25, 2009, September 26, 2008 and September 28, 2007
(in millions, except per share data)

	2009	2008	2007
Revenue from product sales	$10,482	$13,064	$11,816
Service revenue	6,755	7,135	6,661

Net revenue	17,237	20,199	18,477
Cost of product sales	7,584	9,200	8,495
Cost of services	3,559	3,923	3,722
Selling, general and administrative expenses	4,657	4,906	4,776
Class action settlement, net	—	(10)	2,862
Separation costs	—	4	105
Goodwill and intangible asset impairments (See Note 10)	2,705	10	59
Restructuring, asset impairment and divestiture charges, net (See Notes 2 and 3)	219	225	190

Operating (loss) income	(1,487)	1,941	(1,732)
Interest income	44	110	104
Interest expense	(301)	(396)	(313)
Other expense, net	(7)	(224)	(255)

(Loss) income from continuing operations before income taxes and minority interest	(1,751)	1,431	(2,196)
Income tax expense	(78)	(335)	(324)
Minority interest	(4)	(1)	(4)

(Loss) income from continuing operations	(1,833)	1,095	(2,524)
Income from discontinued operations, net of income taxes	35	458	782

Net (loss) income	$(1,798)	$1,553	$(1,742)

Basic earnings per share:
(Loss) income from continuing operations	$(3.87)	$2.26	$(5.10)
Income from discontinued operations	0.07	0.95	1.58

Net (loss) income	$(3.80)	$3.21	$(3.52)

Diluted earnings per share:
(Loss) income from continuing operations	$(3.87)	$2.25	$(5.10)
Income from discontinued operations	0.07	0.94	1.58

Net (loss) income	$(3.80)	$3.19	$(3.52)

Weighted-average number of shares outstanding:
Basic	473	484	495
Diluted	473	488	495

See Notes to Consolidated Financial Statements.

 TYCO INTERNATIONAL LTD.
CONSOLIDATED BALANCE SHEETS
As of September 25, 2009 and September 26, 2008
(in millions, except share data)

	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$2,354	$1,519
Accounts receivable, less allowance for doubtful accounts of $173 and $173, respectively	2,629	2,986
Inventories	1,443	1,877
Prepaid expenses and other current assets	972	1,238
Deferred income taxes	413	541
Assets held for sale	156	268

Total current assets	7,967	8,429
Property, plant and equipment, net	3,497	3,493
Goodwill	8,791	11,619
Intangible assets, net	2,647	2,681
Other assets	2,651	2,582

Total Assets	$25,553	$28,804

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$245	$555
Accounts payable	1,244	1,608
Accrued and other current liabilities	2,476	2,717
Deferred revenue	590	594
Liabilities held for sale	161	211

Total current liabilities	4,716	5,685
Long-term debt	4,029	3,709
Deferred revenue	1,134	1,187
Other liabilities	2,720	2,715

Total Liabilities	12,599	13,296

Commitments and contingencies (See Note 15)
Minority interest	13	14
Shareholders' Equity (See Note 17)
Preference shares, Nil as of September 25, 2009 and $4 par value, 31,250,000 shares authorized, none outstanding as of September 26, 2008	—	—
Common shares, CHF 7.60 par value, 814,801,671 shares authorized; 479,346,720 shares outstanding as of September 25, 2009; $0.80 par value, 1,000,000,000 shares authorized; 477,667,844 shares issued, net of 21,952,786 shares owned by subsidiaries as of September 26, 2008	3,122	382
Common shares held in treasury, 5,182,984 and 4,882,081 shares, as of September 25, 2009 and September 26, 2008, respectively	(214)	(192)
Capital in excess:
Share premium	—	9,236
Contributed surplus	10,940	4,711
Accumulated (deficit) earnings	(820)	1,125
Accumulated other comprehensive (loss) income	(87)	232

Total Shareholders' Equity	12,941	15,494

Total Liabilities and Shareholders' Equity	$25,553	$28,804

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended September 25, 2009, September 26, 2008 and September 28, 2007
(in millions)

	Number of Common Shares	Common Shares $0.80 Par Value	Treasury Shares	Share Premium	Contributed Surplus	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of September 29, 2006	498	$398	$—	$8,787	$14,493	$10,692	$1,017	$35,387
Comprehensive income:
Net loss						(1,742)		(1,742)
Currency translation							883	883
Unrealized gain on marketable securities and derivative instruments, net of income taxes							3	3
Minimum pension liability, net of income taxes							249	249

Total comprehensive loss								$(607)

Dividends declared						(668)		(668)
Share options exercised, including tax expense of $23	5	4		402	23			429
Repurchase of common shares by subsidiary	(7)	(5)			(722)			(727)
Compensation expense					295			295
Exchange of convertible debt					1			1
Distribution of Covidien and Tyco Electronics					(8,651)	(8,248)	(1,476)	(18,375)
Cumulative effect of adopting a new accounting principle (see Note 16)							(111)	(111)

Balance as of September 28, 2007	496	397	—	9,189	5,439	34	565	15,624
Comprehensive income:
Net income						1,553		1,553
Currency translation							(307)	(307)
Unrealized loss on marketable securities and derivative instruments, net of income taxes							(5)	(5)
Retirement plans, net of income taxes							(21)	(21)

Total comprehensive income								$1,220

Dividends declared						(313)		(313)
Share options exercised, including tax benefit of $2	2	2		47	2			51
Repurchase of common shares by subsidiary	(20)	(17)			(837)			(854)
Repurchase of common shares held in treasury	(5)		(192)					(192)
Compensation expense					97			97
Exchange of convertible debt					10			10
Cumulative effect of adopting a new accounting principle (see Note 6)						(79)		(79)
Other (see Note 2)						(70)		(70)

Balance as of September 26, 2008	473	382	(192)	9,236	4,711	1,125	232	15,494

	Number of Common Shares	Common Shares at Par Value (See Note 17)	Common Shares $0.80 Par Value	Treasury Shares	Share Premium	Contributed Surplus	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of September 26, 2008	473		382	(192)	9,236	4,711	1,125	232	15,494
Comprehensive income:
Net loss							(1,798)		(1,798)
Currency translation								(203)	(203)
Unrealized gain on marketable securities and derivative instruments, net of income taxes of $5 million								9	9
Retirement plans, net of income tax benefit of $107 million (see Note 19)								(220)	(220)

Total comprehensive loss									$(2,212)

Change of Domicile (see Note 17):
Reclassification of shares owned by subsidiaries and cancellation of common shares held in treasury		1		(54)		53			—
Reverse share split and issuance of fully paid up shares		3,498	(382)		(3,116)				—
Reallocation of share premium to contributed surplus					(6,120)	6,120			—
Dividends declared (see Note 17)		(377)					(95)		(472)
Shares issued from treasury for vesting of share-based equity awards and other related tax effects	1			32		(38)			(6)
Repurchase of common shares by subsidiary						(3)			(3)
Compensation expense						103			103
Cumulative effect of adopting a new accounting principle, net of income tax benefit of $2 million and income taxes of $28 million, respectively, (see Note 16)							(5)	61	56
Other						(6)	(47)	34	(19)

Balance as of September 25, 2009	474	$3,122	$—	$(214)	$—	$10,940	$(820)	$(87)	$12,941

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended September 25, 2009, September 26, 2008 and September 28, 2007
($ in millions)

	2009	2008	2007
Cash Flows From Operating Activities:
Net (loss) income	$(1,798)	$1,553	$(1,742)
Income from discontinued operations, net of income taxes	(35)	(458)	(782)

(Loss) Income from continuing operations	(1,833)	1,095	(2,524)
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	1,133	1,154	1,148
Non-cash compensation expense	103	99	173
Deferred income taxes	(83)	(94)	(16)
Provision for losses on accounts receivable and inventory	156	135	94
(Gain) loss on the retirement of debt	(2)	258	259
Goodwill and intangible asset impairments	2,705	10	59
Non-cash restructuring and asset impairment charges, net	23	36	11
Losses on divestitures	13	—	4
(Gains) losses on investments, net	(9)	13	(10)
Debt and refinancing cost amortization	25	59	7
Other non-cash items	56	29	31
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	207	(176)	(136)
Contracts in progress	106	(26)	(44)
Inventories	367	(138)	(163)
Other current assets	11	11	154
Accounts payable	(352)	(16)	65
Accrued and other liabilities	(52)	(152)	(68)
Income taxes, net	(148)	(95)	(250)
Class action settlement liability	—	(3,020)	2,992
Other	3	(54)	28

Net cash provided by (used in) operating activities	2,429	(872)	1,814

Net cash (used in) provided by discontinued operating activities	(8)	(18)	2,498

Cash Flows From Investing Activities:
Capital expenditures	(709)	(734)	(666)
Proceeds from disposal of assets	13	28	23
Accounts purchased from ADT dealer program	(543)	(376)	(409)
Acquisition of businesses, net of cash acquired	(48)	(347)	(31)
Divestiture of businesses, net of cash retained	2	1	8
Class action settlement escrow	—	2,960	(2,960)
Liquidation of rabbi trust investments	—	—	271
Decrease in investments	17	32	4
(Increase) decrease in restricted cash	—	(17)	5
Other	(1)	(1)	15

Net cash (used in) provided by investing activities	(1,269)	1,546	(3,740)

Net cash provided by (used in) discontinued investing activities	66	911	(810)

Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	26	16	1,517
Repayment of short-term debt	(552)	(377)	(1,151)
Proceeds from issuance of long-term debt	3,424	3,864	308
Repayment of long-term debt, including debt tenders	(2,890)	(4,050)	(6,602)
Proceeds from exercise of share options	1	49	406
Dividends paid	(388)	(292)	(791)
Repurchase of common shares by subsidiary	(3)	(854)	(727)
Repurchase of common shares held in treasury	—	(192)	—
Transfer from discontinued operations	58	897	8,585
Other	9	(72)	12

Net cash (used in) provided by financing activities	(315)	(1,011)	1,557

Net cash used in discontinued financing activities	(58)	(893)	(950)

Effect of currency translation on cash	(10)	(38)	70
Effect of currency translation on cash related to discontinued operations	—	—	33

Net increase (decrease) in cash and cash equivalents	835	(375)	472
Less: net increase in cash related to discontinued operations	—	—	(771)
Cash and cash equivalents at beginning of year	1,519	1,894	2,193

Cash and cash equivalents at end of year	$2,354	$1,519	$1,894

Supplementary Cash Flow Information:
Interest paid	$294	$313	$317
Income taxes paid, net of refunds	$291	$501	$649
Supplementary Non-Cash Financing Activities:
Conversion of debt to common shares	$—	$10	$3

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Summary of Significant Accounting Policies

        Basis of Presentation—The Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd., a corporation organized under the laws of Switzerland, and its subsidiaries (Tyco and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Tyco"). Effective March 17, 2009, following shareholder and Board of Director approval on March 12, 2009, the Company ceased to exist as a Bermuda corporation and continued its existence as a Swiss corporation under articles 620 et seq. of the Swiss Code of Obligations (the "Change of Domicile"). The rights of holders of the Company's common shares are now governed by Swiss law, the Company's Swiss articles of association and its Swiss organizational regulations. The financial statements have been prepared in United States dollars ("USD") and in accordance with generally accepted accounting principles in the United States ("GAAP"). Certain information described under article 663-663h of the Swiss Code of Obligations has been presented in the Company's Swiss statutory financial statements for the period ended September 25, 2009. Unless otherwise indicated, references in the Consolidated Financial Statements to 2009, 2008 and 2007 are to Tyco's fiscal year ended September 25, 2009, September 26, 2008 and September 28, 2007, respectively.

        Effective June 29, 2007, Tyco completed the spin-offs of Covidien and Tyco Electronics, formerly the Healthcare and Electronics businesses, respectively, into separate, publicly traded companies (the "Separation") in the form of a distribution to Tyco shareholders. The distribution was made on June 29, 2007, to Tyco shareholders of record on June 18, 2007. Each Tyco shareholder received 0.25 of a common share of each of Covidien and Tyco Electronics for each Tyco common share held on the record date. Tyco shareholders received cash in lieu of fractional shares for amounts of less than one Covidien or Tyco Electronics common share. The distribution was structured to be tax-free to Tyco shareholders except to the extent of cash received in lieu of fractional shares. While the Company is a party to a Separation and Distribution, Tax Sharing and certain other agreements, it has determined that there is no significant continuing involvement between it and Covidien or Tyco Electronics. Therefore, the Company has classified Covidien and Tyco Electronics as discontinued operations for all periods prior to the Separation.

        Additionally, on the distribution date, the Company, as approved by its Board of Directors, effected a reverse stock split of Tyco's common shares, at a split ratio of 1-for-4. Shareholder approval for the reverse stock split was obtained at the March 8, 2007 Special General Meeting of Shareholders. Share and per share data for all periods presented have been adjusted to reflect the reverse stock split.

        During 2008 and 2007, the Company incurred pre-tax costs related to the Separation of $275 million and $1,083 million, respectively. The costs include loss on early extinguishment of debt, debt refinancing, tax restructuring, professional services and employee-related costs. Of these amounts, $4 million and $105 million are included in separation costs for 2008 and 2007, respectively. Additionally, $258 million and $259 million in 2008 and 2007, respectively, is related to loss on early extinguishment of debt and is included in other expense, net. Separation costs included in interest expense, net during 2008 were $47 million related to the write-off of unamortized credit facility fees. Also during 2009 and 2008, $14 million of expense and $34 million of income, respectively, relating to the Tax Sharing Agreement is included in other expense, net. During 2007, $719 million is included in discontinued operations. Additionally, 2007 includes tax charges related to the Separation primarily for the write-off of deferred tax assets that will no longer be realizable of $183 million, of which $95 million is included in income taxes within continuing operations and $88 million is included in discontinued operations.

        Principles of Consolidation—Tyco is a holding company which conducts its business through its operating subsidiaries. The Company consolidates companies in which it owns or controls more than fifty percent of the voting shares or has the ability to control through similar rights. Also, the Company consolidates variable interest entities in which the Company bears a majority of the risk of the entities' expected losses or stands to gain from a majority of the entities' expected returns. All intercompany transactions have been eliminated. The results of companies acquired or disposed of during the year are included in the Consolidated Financial Statements from the effective date of acquisition or up to the date of disposal. References to the segment data are to the Company's continuing operations.

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

        Sales of security monitoring systems may have multiple elements, including equipment, installation, monitoring services and maintenance agreements. The Company assesses its revenue arrangements to determine the appropriate units of accounting. When ownership of the system is transferred to the customer, each deliverable provided under the arrangement is considered a separate unit of accounting. Revenues associated with sale of equipment and related installations are recognized once delivery, installation and customer acceptance is completed, while the revenue for monitoring and maintenance services are recognized as services are rendered. Amounts assigned to each unit of accounting are based on an allocation of total arrangement consideration using each deliverable's relative fair value. Revenue recognized for equipment and installation is limited to the lesser of their allocated amounts under the relative fair value method or the non-contingent up-front consideration received at the time of installation, since collection of future amounts under the arrangement with the customer is contingent upon the delivery of monitoring and maintenance services.

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

        While the Company does not expect situations where fair value cannot be objectively determined for sales of security systems and services, if such cases were to arise, the Company's policy is to recognize revenue for all elements over the contract life.

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

        At September 25, 2009 and September 26, 2008, accounts receivable and other long-term receivables included retainage provisions of $65 million and $70 million, respectively, of which $46 million and $51 million are unbilled, respectively. These retainage provisions consist primarily of fire protection contracts and become due upon contract completion and acceptance. As of September 25, 2009 the retainage provision included $64 million that is expected to be collected during fiscal 2010.

        Research and Development—Research and development expenditures are expensed when incurred and are included in cost of product sales, which amounted to $118 million, $127 million and $120 million for 2009, 2008 and 2007, respectively. Research and development expenses include salaries, direct costs incurred and building and overhead expenses.

        Advertising—Advertising costs are expensed when incurred and are included in selling, general and administrative expenses, which amounted to $131 million, $142 million and $132 million for 2009, 2008 and 2007, respectively.

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

        Gains and losses resulting from foreign currency transactions, including the impact of foreign currency derivatives related to operating activities and dividends declared in Swiss francs, are reflected in selling, general and administrative expenses and other expense, net, respectively.

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

        Property, Plant and Equipment, Net—Property, Plant and Equipment, net is recorded at cost less accumulated depreciation. Depreciation expense for 2009, 2008 and 2007 was $617 million, $626 million and $635 million, respectively. Maintenance and repair expenditures are charged to expense when incurred. Except for pooled subscriber systems, depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

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

        Costs related to the subscriber system equipment and installation are categorized as property, plant and equipment rather than deferred costs. Deferred costs associated with subscriber system assets represent direct and incremental selling expenses (i.e. commissions) related to acquiring the customer. Commissions related to up-front consideration paid by customers in connection with the establishment of the monitoring arrangement are determined based on a percentage of the up-front fees and do not exceed deferred revenue. Such deferred costs are recorded as non-current assets and are included in the Other Assets line item within the Consolidated Balance Sheets.

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

        The change in the method and estimated useful life used to account for pooled subscriber system assets and related deferred revenue resulted from our ongoing analysis of all pertinent factors, including actual customer attrition data specific to customer categories and geographical areas, demand, competition, and the estimated technological life of the installed systems. The pertinent factors have been influenced by management's ongoing customer retention programs, as well as tactical and strategic initiatives to improve service delivery, customer satisfaction, and the credit worthiness of the subscriber customer base. The change in method used to account for pooled subscriber system assets and related deferred revenue accounts represents a change in accounting estimate effected by a change in accounting principle and was accounted for prospectively. The change in method was based on information obtained by continued observation of the expected benefits inherent in the pooled subscriber system assets by customer category and was preferable, as it resulted in depreciation and amortization that are more reflective of the pattern of expected benefits derived from these assets. All pertinent factors, including actual customer attrition data specific to customer categories and geographical areas, demand, competition, and the estimated technological life of the installed systems, are reviewed by the Company at each balance sheet date to assess the continued appropriateness of methods and estimated useful lives.

        The effects of the change described above decreased net revenue by $21 million, decreased depreciation expense by $37 million, and decreased loss from continuing operations and net loss by $10 million each and increased basic and diluted earnings per share by $0.02 for 2007.

        Long-Lived Asset Impairments—Tyco reviews long-lived assets, including property, plant and equipment and amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Tyco performs undiscounted operating cash flow analyses to determine if impairment exists. For purposes of recognition and measurement of an impairment for assets held for use, Tyco groups assets and liabilities at the lowest level for which cash flows are separately identified. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

        Goodwill and Indefinite-Lived Intangible Asset Impairments—Goodwill and indefinite-lived intangible assets are assessed for impairment annually and more frequently if triggering events occur (see Note 10). In performing these assessments, management relies on various factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable transactions and other market data. There are inherent uncertainties related to these factors which require judgment in applying them to the analysis of goodwill and indefinite-lived intangible assets for impairment. The Company performed its annual impairment tests for goodwill and indefinite-lived intangible assets on the first day of the fourth quarter of 2009.

        When testing for goodwill impairment, the Company first compares the fair value of a reporting unit with its carrying amount. Fair value for the goodwill impairment test is determined utilizing a discounted cash flow analysis based on the Company's future budgets discounted using market participants' weighted-average cost of capital and market indicators of terminal year cash flows. Other valuation methods are used to corroborate the discounted cash flow method. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered potentially impaired and further tests are performed to measure the amount of impairment loss. In the second step of the goodwill impairment test, the Company compares the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess of the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill.

        Indefinite lived intangible assets consisting primarily of trade names and franchise rights are tested for impairment using either a relief from royalty method or excess earnings method.

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

        Intangible assets arising from the ADT dealer program described above are amortized in pools determined by the same month and year of contract acquisition on an accelerated basis over the period and pattern of economic benefit that is expected to be obtained from the customer relationship.

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

        Other contracts and related customer relationships, as well as intellectual property consisting primarily of patents, trademarks, copyrights and unpatented technology, are amortized on a straight-line basis over 4 to 40 years. The Company evaluates the amortization methods and remaining useful lives of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the amortization method or remaining useful lives.

        Investments—The Company invests in debt and equity securities. Long-term investments in marketable equity securities that represent less than twenty percent ownership are marked to market at the end of each accounting period. Unrealized gains and losses are credited or charged to accumulated other comprehensive (loss) income within shareholders' equity for available for sale securities unless an unrealized loss is deemed to be other than temporary, in which case such loss is charged to earnings. Management determines the proper classification of investments in debt obligations with fixed maturities and equity securities for which there is a readily determinable market value at the time of purchase and reevaluates such classifications as of each balance sheet date. Realized gains and losses on sales of investments are included in the Consolidated Statements of Operations.

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

        Product Warranty—The Company records estimated product warranty costs at the time of sale. Products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Generally, product warranties are implicit in the sale; however, the customer may purchase an extended warranty. However, in most instances the warranty is either negotiated in the contract or sold as a separate component. Warranty period terms range from 90 days up to 15 years. The warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances estimated property damage.

        Environmental Costs—Tyco is subject to laws and regulations relating to protecting the environment. Tyco provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated.

        Income Taxes—Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax bases of particular assets and liabilities and operating loss carryforwards, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, including consideration of tax planning strategies, it is more-likely-than-not that some or all of the deferred tax assets will not be realized.

        Insurable Liabilities—The Company records liabilities for its workers' compensation, product, general and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. Certain insurable liabilities are discounted using a risk-free rate of return when the pattern and timing of the future obligation is reliably determinable. The impact of the discount on the Consolidated Balance Sheets as of September 25, 2009 and September 26, 2008 was to reduce the obligation by $20 million and $30 million, respectively. The Company maintains captive insurance companies to manage certain of its insurable liabilities. Additionally, the Company records receivables from third party insurers when recovery has been determined to be probable.

        Financial Instruments—The Company may use interest rate swaps, currency swaps, forward and option contracts and commodity swaps to manage risks generally associated with interest rate risk, foreign exchange risk and commodity prices. Derivatives used for hedging purposes are designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract are highly effective at offsetting the changes in the fair value of the underlying hedged item at inception of the hedge and are expected to remain highly effective over the life of the hedge contract.

        All derivative financial instruments are reported on the Consolidated Balance Sheets at fair value. Derivatives used to economically hedge foreign currency denominated balance sheet items related to operating activities are reported in selling, general and administrative expenses along with offsetting transaction gains and losses on the items being hedged. Derivatives used to economically hedge dividends declared in Swiss francs are reported in the Company's Consolidated Statements of Operations as part of other expense, net along with offsetting transaction gains and losses on the items being hedged. Derivatives used to manage the exposure to changes in interest rates are reported in interest expense along with offsetting transaction gains and losses on the items being hedged. Gains and losses on net investment hedges are included in the cumulative translation adjustment component of accumulated other comprehensive (loss) income to the extent they are effective. Gains and losses on derivatives designated as cash flow hedges are recorded in accumulated other comprehensive (loss) income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The Company did not have any net investment or cash flow hedges during 2009. The ineffective portion of all hedges, if any, is recognized currently in earnings as noted above. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings.

        Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation. During the quarter ended March 27, 2009, the Company reclassified a business previously classified as held for sale as the business no longer met the held for sale criteria. During the fourth quarter of 2009, the Company approved a plan to sell a business in its ADT Worldwide segment. This business has been classified as held for sale; however, its results of operations are presented in continuing operations as the criteria for discontinued operations have not been met. See Note 2. Additionally, the Company has realigned certain business operations as of September 27, 2008 resulting in certain prior period amounts being recast within Note 20.

        Recently Adopted Accounting Pronouncements—In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which established the FASB Standards Accounting Codification ("Codification") as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date and, subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. The guidance is not intended to change or alter existing GAAP. The guidance became effective for Tyco in the fourth quarter of 2009. The guidance did not have an impact on the Company's financial position, results of operations or cash flows. All references to previous numbering of FASB Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts have been removed from the financial statements and accompanying footnotes.

        In May 2009, the FASB issued authoritative guidance for subsequent events. The guidance provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature. The guidance is similar to the current guidance with some exceptions that are not intended to result in significant change to current practice. The guidance defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted the disclosure provisions of the guidance as of June 26, 2009. The adoption did not have an impact on the Company's financial position, results of operations or cash flows.

        In April 2009, the FASB issued authoritative guidance for interim disclosures about fair value of financial instruments, which amended existing guidance. The guidance requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The Company adopted the disclosure provisions of the guidance as of June 26, 2009. See Note 14 for additional information related to the adoption of the guidance. The adoption did not have an impact on the Company's financial position, results of operations or cash flows.

        In March 2008, the FASB issued authoritative guidance for disclosures about derivative instruments and hedging activities. The guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's results of operations. The Company adopted the disclosure provisions of the guidance as of December 27, 2008. See Note 14 for additional information related to the adoption of the guidance. The adoption did not have an impact on the Company's financial position, results of operations or cash flows.

        In February 2007, the FASB issued authoritative guidance for the fair value option for financial assets and financial liabilities. The guidance permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. The guidance became effective for the Company in the first quarter of 2009 at which time the Company did not elect the fair value option for eligible items.

        In September 2006, the FASB issued authoritative guidance for fair value measurements, which enhances existing guidance for measuring assets and liabilities at fair value. The guidance defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. In February 2008, the FASB issued authoritative guidance which permits companies to partially defer the effective date of the guidance for one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. During the first quarter of 2009 the Company elected to defer the adoption of the guidance for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis which is effective for Tyco in first quarter of fiscal 2010, on a prospective basis. The guidance became effective for Tyco in the first quarter of fiscal 2009 for financial assets and liabilities only. The adoption did not have a material impact on the Company's financial position, results of operations or cash flows. See Note 14 for additional information related to the adoption of the guidance.

        In September 2006, the FASB issued authoritative guidance for employers' accounting for defined benefit pension and other postretirement plans. The guidance requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the Consolidated Balance Sheets and recognize as a component of accumulated other comprehensive (loss) income, net of income taxes, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. The Company adopted the recognition and disclosure provisions of the guidance as of September 28, 2007.

        The guidance also requires companies to measure plan assets and benefit obligations as of their fiscal year end. The Company adopted the measurement date provisions of the guidance on September 27, 2008. As a result, Tyco measured its plan assets and benefit obligations on September 26, 2008 and adjusted its opening balances of accumulated (deficit) earnings and accumulated other comprehensive (loss) income for the change in net periodic benefit cost and fair value, respectively, from the previously used measurement date of August 31, 2008. The adoption of the measurement date provisions resulted in a net decrease to accumulated (deficit) earnings of $5 million, net of an income tax benefit of $2 million, and a net increase to accumulated other comprehensive (loss) income of $61 million, net of income taxes of $28 million for 2009. See Note 16 for additional information related to the adoption of the guidance.

        Recently Issued Accounting Pronouncements—In September 2009, the FASB issued authoritative guidance for the accounting for revenue arrangements with multiple deliverables. The guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific evidence nor third-party evidence is available. The guidance requires arrangements under which multiple revenue generating activities to be performed be allocated at inception. The residual method under the existing accounting guidance has been eliminated. The guidance expands the disclosure requirements related to multiple-deliverable revenue arrangements. The guidance becomes effective for revenue arrangements entered into or materially modified beginning in fiscal 2011, with early adoption permitted. The guidance applies on a prospective basis unless the Company specifically elects to apply the guidance retrospectively. The Company is currently assessing what impact, if any, the guidance will have on its financial position, results of operations or cash flows, as well as the timing of its adoption of the guidance.

        In June 2009, the FASB issued authoritative guidance which amended the existing guidance for the consolidation of variable interest entities, to address the elimination of the concept of a qualifying special purpose entity. The guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the guidance requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The guidance is effective for Tyco in the first quarter of fiscal 2011. The Company is currently assessing what impact, if any, that the guidance will have on its financial position, results of operations or cash flows.

        In December 2008, the FASB issued authoritative guidance for employers' disclosures about postretirement benefit plan assets. The guidance requires additional disclosures about plan assets related to an employer's defined benefit pension or other post-retirement plans to enable investors to better understand how investment decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and the significant concentrations of risk within plan assets. The disclosure provisions of the guidance are effective for Tyco in the first quarter of fiscal 2010.

        In June 2008, the FASB ratified authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. The guidance addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method. The guidance requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. The guidance is effective for Tyco starting with the first quarter of fiscal 2010, and shall be applied retrospectively to all prior periods. The Company believes that the guidance will not have a material impact on its financial position, results of operations or cash flows.

        In April 2008, the FASB issued authoritative guidance for determining the useful life of intangible assets. The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The guidance is effective for Tyco in the first quarter of fiscal 2010. The Company has determined that the guidance will not have a material impact on its financial position, results of operations or cash flows.

        In December 2007, the FASB revised the authoritative guidance for business combinations. The revised guidance retains the underlying concepts of the existing guidance in that business combinations are still accounted for at fair value. However, the accounting for certain other aspects of business combinations will be affected. Acquisition costs will generally be expensed as incurred. Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date. In-process research and development will be recorded at fair value as an indefinite-lived intangible at the acquisition date until it is completed or abandoned and its useful life can be determined. Changes in deferred tax asset valuation allowances and uncertain tax positions after the acquisition date will generally impact income tax expense. The revised guidance also expands required disclosures surrounding the nature and financial effects of business combinations. The revised guidance is effective, on a prospective basis, for Tyco in the first quarter of fiscal 2010.

        In December 2007, the FASB issued authoritative guidance for noncontrolling interests in consolidated financial statements. The guidance requires the recognition of a noncontrolling interest (minority interest prior to the adoption of the guidance) as equity in the Consolidated Financial Statements. The amount of net income attributable to the noncontrolling interest should be included in consolidated net income on the face of the Consolidated Statements of Operations. The guidance also amends certain existing consolidation procedures in order to achieve consistency with the requirements of the revised authoritative guidance for business combinations discussed above. The guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This guidance is effective for Tyco in the first quarter of fiscal 2010. The implementation of the guidance will not have a material impact on the Company's financial position, results of operations or cash flows.

2.    Divestitures

        The Company continued to assess the strategic fit of its various businesses and will pursue divestiture of businesses that do not align with its long-term strategy.

Held for Sale and Reflected as Continuing Operations

        During the fourth quarter of 2009, the Company approved a plan to sell a business in its ADT Worldwide segment. This business has been classified as held for sale; however, its results of operations are presented in continuing operations as the criteria for discontinued operations have not been met. The Company has assessed and determined that the carrying value of this business is recoverable and will continue to assess recoverability based on current fair value, less cost to sell, until the business is sold. Fair value used for the impairment assessment was based on existing market conditions. The Company expects to complete the sale during fiscal 2010.

        During the third quarter of 2008, the Company approved a plan to sell a business in its Safety Products segment. This business had been classified as held for sale in the Company's historical Consolidated Balance Sheets. During the second quarter of 2009, due to a change in strategy by management, the Company decided not to sell the business. As a result, the business no longer satisfied the requirements to be classified as held for sale in the Company's Consolidated Balance Sheet as of March 27, 2009. Accordingly, the Consolidated Balance Sheet as of September 26, 2008 was recast to reclassify the business from held for sale to held and used. The Company measured the business at the lower of its (i) carrying amount before it was classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the business been continuously classified as held and used, or (ii) fair value at the date the decision not to sell was made. The Company recorded a charge of $8 million in the second quarter of 2009 relating to the amount of depreciation and amortization expense that would have been recorded had the asset been continuously classified as held and used.

Discontinued Operations

        As previously reported in Tyco's periodic filings, in July 2008, the Company substantially completed the sale of its Infrastructure Services business, which met the criteria to be presented as discontinued operations. In order to complete the sale of Earth Tech Brasil Ltda. ("ET Brasil") and Earth Tech UK businesses and certain assets in China, the Company was required to obtain consents and approvals to transfer the legal ownership of the business and assets. On January 22, 2009, the Company received the necessary consents and approvals to transfer the legal ownership of its ET Brasil business to Carioca Christiani-Nielsen Engenharia S.A. and received cash proceeds of $13 million. During the fourth quarter of 2008, the Company sold its Earth Tech UK business and received net cash proceeds of $53 million. However, the gain was deferred until receipt of the necessary consents and approvals. On May 12, 2009, the Company received the necessary consents and approvals to transfer the legal ownership of its Earth Tech UK business to AECOM Technologies Corporation ("AECOM") and realized the deferred gain in the Company's Consolidated Statements of Operations during the third quarter of 2009. Furthermore, on February 27, 2009, the Company received the necessary consents to transfer certain of the China assets and received cash proceeds of $18 million. On May 8, 2009, the Company received the necessary consents to transfer additional China assets and received cash proceeds of $6 million. On July 2, 2009, the Company received the necessary consents and approvals to transfer the remaining assets in China and received cash proceeds of $24 million. As a result of the fiscal 2009 dispositions, a net pre-tax gain of $33 million was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statements of Operations for the year ended September 25, 2009.

        During 2008, the Company sold its Empresa de Transmissao de Energia do Oeste Ltda. ("ETEO") business, Ancon Building Products ("Ancon") business, Nippon Dry-Chemical Co., Ltd. ("NDC") business, and a European manufacturer of public address products and acoustic systems. As discussed above, the Company substantially completed the sale of its Infrastructure Services Business, during the fourth quarter of 2008. These businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations in all periods presented.

        In May 2008, the Company sold 100% of the stock of ETEO, a Brazilian subsidiary of the Company's Infrastructure Services business for $338 million of net cash proceeds and recorded a pre-tax gain of $232 million, including the effects of the economic hedge of the purchase price discussed below. The gain was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statements of Operations for the year ended September 26, 2008. ETEO was part of the Company's Corporate and Other segment. During September 2007, Tyco entered into an economic hedge of the Brazilian Real denominated contractual sale price of the ETEO business. Since the hedging transaction was directly linked to the proceeds from the sale of a business that was reflected in discontinued operations, Tyco began including the impact of the hedge in discontinued operations during the first quarter of 2008. During the third quarter of 2008, Tyco incurred a pre-tax loss of $36 million on this hedge. The impact of the hedge in 2007 was not material.

        Additionally in fiscal year 2008, the Company settled a contract dispute arising under its former Infrastructure Services business. In connection with the settlement, the Company assessed its assets under the original contract and concluded the assets were no longer recoverable, resulting in a $51 million charge to discontinued operations.

        During April 2008, the Company sold Ancon, a manufacturer of stainless steel products used in masonry construction. Ancon was part of the Company's Corporate and Other segment. The sale was completed for $164 million in net cash proceeds and a pre-tax gain of $100 million was recorded which was largely exempt from tax. The gain was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statements of Operations for the year ended September 26, 2008. During the fourth quarter of 2008, the Company received an additional $6 million of proceeds related to the sale of Ancon.

        During February 2008, the Company sold NDC, a company in the Japanese fire protection industry. NDC was part of the Company's Fire Protection Services and Safety Products segments. The sale was completed for $50 million in net cash proceeds and a pre-tax gain of $7 million was recorded. The gain was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statements of Operations for the year ended September 26, 2008.

        During January 2008, the Company sold a European manufacturer of public address products and acoustic systems, which was part of the Company's Fire Protection Services Segment and recorded an $8 million pre-tax loss on sale. The loss was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statements of Operations.

        During the first quarter of 2007, Aquas Industriales de Jose, C.A. ("AIJ"), a joint venture that was majority owned by Infrastructure Services, was sold for $42 million in net cash proceeds and a pre-tax gain of $19 million was recorded. The gain was recorded in discontinued operations, net of income taxes in the Company's Consolidated Statements of Operations. AIJ was part of the Company's Corporate and Other segment.

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

        The Company has used available information to develop its best estimates for certain assets and liabilities related to the Separation. In limited instances, final determination of the balances will be made in subsequent periods. During the year ended September 28, 2007, $72 million was recorded through shareholders' equity, primarily related to a cash true-up adjustment of $57 million and $15 million of other items. During the year ended September 26, 2008, $70 million of other items were recorded through shareholders' equity. During the year ended September 25, 2009, $43 million was recorded through shareholders' equity, $9 million of which related to a pre-Separation income tax filing in a non-U.S. jurisdiction and $34 million of other items. The other items discussed above, which aggregate $119 million, reflect immaterial adjustments to shareholders' equity which were recorded to correct the distribution amount at the date of Separation. Adjustments in the future for the impact of filing final income tax returns in certain jurisdictions where those returns include a combination of Tyco, Covidien and/or Tyco Electronics legal entities and for certain amended income tax returns for the periods prior to the Separation may be recorded to either shareholders' equity or the Consolidated Statements of Operations depending on the specific item giving rise to the adjustment.

        Net revenue, income from operations, gain (loss) on sale, separation costs and income tax expense for discontinued operations for 2009, 2008 and 2007 are as follows ($ in millions):

	2009	2008	2007
Net revenue	$3	$1,221	$19,271

Pre-tax income from discontinued operations	$4	$51	$2,816
Pre-tax gain (loss) on sale of discontinued operations	33	484	(549)
Separation costs	—	—	(719)
Income tax expense	(2)	(77)	(766)

Income from discontinued operations, net of income taxes	$35	$458	$782

        Consolidated Balance Sheet information for pending divestitures as of September 25, 2009 and September 26, 2008 is as follows ($ in millions):

	2009	2008
Accounts receivable, net	$33	$59
Inventories	2	13
Prepaid expenses and other current assets	22	19
Property, plant and equipment, net	28	28
Goodwill and other intangibles, net	9	11
Other assets	62	138

Total assets	$156	$268

Current maturities of long-term debt	$—	$4
Accounts payable	22	30
Accrued and other current liabilities	67	110
Other liabilities	72	67

Total liabilities	$161	$211

Minority interest	$—	$1

Losses on divestitures

        During 2009, 2008 and 2007, the Company recorded $15 million, $1 million and $4 million, respectively, of divestiture charges in continuing operations in connection with the write-down to fair value, less cost to sell, of certain businesses, which did not get classified as discontinued operations. The fair value used for the impairment assessments was primarily based on the terms and conditions included or expected to be included in the sales agreements.

3.    Restructuring and Asset Impairment Charges, Net

        During the first quarter of 2007, the Company launched a restructuring program (the "2007 Program") across all of the Company's segments, including the corporate organization, to streamline some of the businesses and reduce its operational footprint. Upon initiation of the 2007 Program, the Company expected to incur aggregate charges related to the program of approximately $350 million to $400 million primarily through the end of calendar 2008. As of December 26, 2008, the Company had substantially completed this program.

        During fiscal 2009, the Company identified additional opportunities for cost savings through restructuring activities and workforce reductions in fiscal 2009 and 2010. The Company incurred restructuring and restructuring related charges of approximately $236 million in fiscal 2009. The Company expects to incur restructuring and restructuring related charges of approximately $100 million to $150 million in fiscal 2010.

        Restructuring and asset impairment charges, net, during the years ended September 25, 2009, September 26, 2008 and September 28, 2007 are as follows ($ in millions):

	2009	2008	2007
ADT Worldwide	$80	$93	$76
Flow Control	25	8	25
Fire Protection Services	46	25	24
Electrical and Metal Products	22	43	7
Safety Products	53	73	22
Corporate and Other	10	4	40

	236	246	194
Charges in cost of sales and selling, general and administrative expenses	(32)	(22)	(7)

Restructuring and asset impairment charges, net	$204	$224	$187

        During the years ended September 25, 2009, September 26, 2008 and September 28, 2007, restructuring and asset impairment charges, net were included in the Company's Consolidated Statements of Operations as follows ($ in millions):

	2009	2008	2007
Cost of sales	$27	$20	$7
Selling, general and administrative expenses	5	2	—
Restructuring, asset impairment and divestiture charges, net	204	224	187

	$236	$246	$194

2009 Net Restructuring

        Net restructuring and asset impairment charges during the year ended September 25, 2009 were $236 million, which include $32 million of accelerated depreciation of assets directly related to the underlying restructuring actions. The remaining charge of $204 million consists of $10 million of asset impairments, $174 million of employee severance and benefits and $38 million of facility exit and other charges, offset by $18 million of restructuring reversals resulting from the Company completing restructuring activities announced in prior years for amounts less than originally estimated.

        Activity in the Company's 2009 restructuring reserves related to actions initiated in 2009 is summarized as follows ($ in millions):

	Employee Severance and Benefits	Facility Exit & Other Charges	Total
Balance as of September 26, 2008	$—	$—	$—
Charges	165	24	189
Reversals	(5)	—	(5)
Utilization	(49)	(14)	(63)
Reclass/transfers	(1)	—	(1)
Currency translation	9	1	10

Balance as of September 25, 2009	$119	$11	$130

        Activity in the Company's 2009 restructuring reserves related to the 2007 Program is summarized as follows ($ in millions):

	Employee Severance and Benefits	Facility Exit & Other Charges	Total
Balance as of September 26, 2008	$125	$26	$151
Charges	7	9	16
Reversals	(10)	(2)	(12)
Utilization	(71)	(14)	(85)
Reclass/transfers	—	(4)	(4)
Currency translation	(7)	—	(7)

Balance as of September 25, 2009	$44	$15	$59

        During 2009, the Company paid $88 million related to actions under the 2007 Program and $64 million related to actions initiated in 2009. In addition, the Company paid $2 million related to 2006 and prior restructuring actions. As of September 25, 2009, $130 million has been accrued related to actions initiated in 2009.

2008 Net Restructurings

        Net restructuring and asset impairment charges during the year ended September 26, 2008 were $246 million, which include $22 million of accelerated depreciation of assets expected to become obsolete as a result of the restructuring. The remaining charge of $224 million consists of $139 million of employee severance and benefits, $40 million of facility exit charges, $58 million related to the reacquisition of certain unfavorable franchise rights, and $19 million of asset impairments, offset by $32 million of restructuring reversals resulting from the Company completing restructuring activities announced in prior years for amounts less than originally estimated.

        The Company paid $30 million related to actions initiated in 2008 under the 2007 Program and paid $58 million related to franchise acquisitions. As of September 26, 2008, $97 million had been accrued.

2007 Net Restructurings

        Net restructuring and asset impairment charges during 2007 were $194 million, which include $7 million accelerated depreciation of assets directly related to the underlying restructuring actions. The remaining charge of $187 million consists of $173 million of employee severance and benefits, $16 million of facility exit charges and other cash charges and $2 million of asset impairments, offset by $4 million of restructuring reversals resulting from the Company completing restructuring activities announced in prior years for amounts less than originally estimated.

        During 2008, the Company paid $95 million related to actions under the 2007 Program and had $54 million accrued as of September 26, 2008.

2006 and Prior Restructurings

        The Company continues to maintain restructuring reserves related to certain actions initiated prior to 2006. The total amount of these reserves are $15 million and $16 million as of September 25, 2009 and September 26, 2008, respectively. These balances primarily include facility exit costs for long-term non-cancelable lease obligations within the ADT Worldwide and Fire Protection Services segments, with expiration dates which range from 2009 to 2022.

Restructuring Reserves

        Restructuring reserves from September 26, 2008 to September 25, 2009 by the year in which the restructuring action was initiated are as follows ($ in millions):

		2007 Program
	Year of Restructuring Action
	2009	2008	2007	Subtotal	Prior	Total
Balance as of September 26, 2008	$—	$97	$54	$151	$16	$167
Charges	189	11	5	16	2	207
Reversals	(5)	(10)	(2)	(12)	—	(17)
Utilization	(63)	(58)	(27)	(85)	(2)	(150)
Reclass/transfers	(1)	8	(12)	(4)	—	(5)
Currency translation	10	(2)	(5)	(7)	(1)	2

Balance as of September 25, 2009	$130	$46	$13	$59	$15	$204

        Restructuring reserves for businesses that have met the held for sale criteria are included in liabilities held for sale on the Consolidated Balance Sheets and excluded from the rollforward tables above. See Note 2.

        Restructuring reserves by segment as of September 25, 2009 and September 26, 2008 are as follows ($ in millions):

	2009	2008
ADT Worldwide	$69	$48
Flow Control	15	7
Fire Protection Services	53	27
Electrical and Metal Products	16	14
Safety Products	47	66
Corporate and Other	4	5

	$204	$167

        As of September 25, 2009 and September 26, 2008, restructuring reserves were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	2009	2008
Accrued and other current liabilities	$159	$146
Other liabilities	45	21

	$204	$167

4.    Acquisitions

Acquisitions

        During the year ended September 25, 2009, cash paid for acquisitions totaled $50 million, which primarily related to the acquisition of Vue Technology, Inc., a provider of radio frequency identification (RFID) technology, by the Company's Safety Products segment.

        During the year ended September 26, 2008, the Company acquired Winner Security Services LLC ("Winner"), Sensormatic Security Corp. ("SSC"), FirstService Security ("FirstService"), as well as various other acquisitions within its ADT Worldwide and Safety Products segments.

        On June 5, 2008, the Company's ADT Worldwide segment acquired substantially all of the assets of Winner for $90 million. The franchise was originally granted by Sensormatic Electronics Corporation ("Sensormatic") and granted Winner rights to sell, install and service certain Sensormatic products and entitled Winner to commissions on Sensormatic products sold, installed or shipped into its franchise territories. Sensormatic products are sold through the Company's ADT Worldwide and Safety Products segments.

        On July 9, 2008, the Company's ADT Worldwide segment acquired substantially all of the assets of SSC, including franchise rights, and agreed to settle a related legal matter for total consideration of approximately $86 million. SSC was a franchisee of Sensormatic in the states of Virginia and Maryland and in the District of Columbia. It was the last remaining major Sensormatic franchise. Under the original franchise agreement, SSC was granted rights to sell, install and service certain Sensormatic products and was entitled to commissions on Sensormatic products sold, installed or shipped into its franchise territories. Sensormatic and SSC also settled the previously reported litigation between the parties related to the SSC franchise for $6 million in connection with the transaction. The value ascribed to the settlement of the legal matter was determined based on the consideration paid in excess of the fair value of the franchise and franchise rights acquired.

        These transactions were accounted for as business combinations. However, the Company and Winner and SSC had a preexisting relationship. As a result, the Company was required to assess and account for the business combination separately due to the preexisting relationship between the Company and Winner and SSC. After assessing the specific facts and circumstances related to these transactions, the Company recorded charges of $38 million and $20 million for Winner and SSC, respectively, during 2008 for the reacquisition of franchise rights that were deemed to be unfavorable to the Company when compared to pricing for current market transactions for similar arrangements. The Company utilized an income method valuation approach in measuring the value of the preexisting relationship. Since these charges related to a change in the manner in which the Company conducts business in these territories, they were reflected as restructuring charges. The remaining purchase price for Winner was $52 million, which consisted of a $46 million indefinite-lived intangible asset, $1 million of customer lists which are amortizable over a 10-year period and $5 million of goodwill. The remaining purchase price for SSC was $60 million, which consisted of a $52 million indefinite-lived intangible asset, $4 million of customer lists which are amortizable over a 10-year period and $4 million of goodwill. See Note 10. Goodwill associated with the Winner and SSC transactions was deductible for tax purposes.

        On June 30, 2008, the Company's ADT Worldwide segment acquired FirstService, a division of FirstService Corporation, for approximately $187 million. FirstService is a commercial security systems integrator and provides a full range of integrated security system services, including design, engineering, installation, servicing and monitoring of access control, closed-circuit television and intrusion systems. The purchase price allocation for FirstService resulted in $38 million of net working capital and other assets, $5 million of property, plant and equipment, net, $52 million of intangible assets and $92 million of goodwill. Goodwill associated with the FirstService transaction was not deductible for tax purposes.

        During 2008, cash paid for other acquisitions primarily within the Company's ADT Worldwide and Safety Products segments, totaled $38 million.

        During 2007, cash paid for acquisitions totaled $31 million, primarily within the Company's ADT Worldwide, Safety Products and Flow Control segments.

        These acquisitions were funded utilizing cash from operations. The results of operations of the acquired companies have been included in Tyco's consolidated results from the respective acquisition dates. These acquisitions did not have a material effect on the Company's financial position, results of operations or cash flows.

ADT Dealer Program

        During 2009, 2008 and 2007, Tyco paid $543 million, $376 million and $409 million of cash, respectively, to acquire approximately 512,000, 370,000 and 415,000 customer contracts for electronic security services through the ADT dealer program.

5.    Other Expense, Net

        Other expense, net was $7 million in 2009 compared to $224 million in 2008 and $255 million in 2007. Other expense, net in 2009 primarily relates to a $14 million charge recorded as a result of a decrease in the receivables due from Covidien and Tyco Electronics under the Tax Sharing Agreement, which was partially offset by income of $5 million relating to a gain on derivative contracts used to economically hedge the foreign currency risk related to the Swiss franc denominated dividends.

        Other expense, net during 2008, includes $258 million on extinguishment of debt related to the consent solicitation and exchange offers and termination of the bridge loan facility offset by income of $6 million recorded in connection with the settlement of its 3.125% convertible senior debentures and related financial instruments. See Notes 12 and 14. The Company also recorded other-than-temporary impairments and realized losses on the sale of investments of $6 million related primarily to investments in corporate debt. See Note 9. Additionally, the Company recorded $40 million of income as a result of an increase in the receivables due from Covidien and Tyco Electronics under the Tax Sharing Agreement in connection with the adoption of the guidance pertaining to the accounting for uncertain income taxes. The Company also recorded $6 million of expense for other activity in accordance with the Tax Sharing Agreement during 2008.

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

6.    Income Taxes

        Significant components of the income tax provision for 2009, 2008 and 2007 are as follows ($ in millions):

	2009	2008	2007
Current:
United States:
Federal	$(60)	$139	$100
State	8	4	36
Non-U.S.	155	320	163

Current income tax provision	103	463	299
Deferred:
United States:
Federal	22	96	94
State	(11)	(5)	3
Non-U.S.	(36)	(219)	(72)

Deferred income tax provision	(25)	(128)	25

	$78	$335	$324

        Non-U.S. income (loss) from continuing operations before income taxes was $138 million, $1,010 million and $(2,587) million for 2009, 2008 and 2007, respectively.

        The reconciliation between U.S. federal income taxes at the statutory rate and the Company's provision for income taxes on continuing operations for the years ended September 25, 2009, September 26, 2008, and September 28, 2007 is as follows ($ in millions):

	2009	2008	2007
Notional U.S. federal income tax (benefit) expense at the statutory rate	$(613)	$501	$(769)
Adjustments to reconcile to the income tax provision:
U.S. state income tax provision, net	18	34	23
Non-U.S. net earnings(1)	(279)	(240)	(58)
Nondeductible charges	885	46	1,176
Valuation allowance	9	(70)	(129)
Non-deductible loss on retirement of debt	—	—	91
Other	58	64	(10)

Provision for income taxes	$78	$335	$324

(1)
Excludes nondeductible charges and other items which are broken out separately in the table.

        Included in the nondeductible charges for 2009 is the loss driven by the goodwill impairment charges of $2.6 billion, for which almost no tax benefit is available.

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

        Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset as of September 25, 2009 and September 26, 2008 are as follows ($ in millions):

	2009	2008
Deferred tax assets:
Accrued liabilities and reserves	$264	$364
Tax loss and credit carryforwards	1,767	1,567
Postretirement benefits	300	253
Deferred revenue	250	248
Other	439	403

	3,020	2,835

Deferred tax liabilities:
Property, plant and equipment	(507)	(547)
Intangibles assets	(346)	(349)
Other	(170)	(148)

	(1,023)	(1,044)

Net deferred tax asset before valuation allowance	1,997	1,791
Valuation allowance	(791)	(742)

Net deferred tax asset	$1,206	$1,049

        As of September 25, 2009, the Company had $4,869 million of net operating loss carryforwards in certain non-U.S. jurisdictions. Of these, $3,385 million have no expiration, and the remaining $1,484 million will expire in future years through 2028. In the U.S., there were approximately $1,883 million of federal and $1,536 million of state net operating loss carryforwards as of September 25, 2009, which will expire in future years through 2028.

        The valuation allowance for deferred tax assets of $791 million and $742 million as of September 25, 2009 and September 26, 2008, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The valuation allowance was calculated and recorded when the Company determined that it was more-likely-than-not that all or a portion of our deferred tax assets would not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheets.

        The Company and its subsidiaries' income tax returns periodically are examined by various tax authorities.

        Tyco adopted the recognition, measurement and disclosure guidance for the accounting of uncertain income tax positions on September 29, 2007. As a result of this adoption, Tyco increased its reserve for uncertain tax positions by $55 million and reduced its deferred tax assets by $24 million with a corresponding $79 million cumulative effect of adoption adjustment to shareholders' equity. As of the adoption date, Tyco had unrecognized tax benefits of $370 million, of which $241 million, if recognized would affect the effective tax rate. As of September 25, 2009 and September 26, 2008, Tyco had unrecognized tax benefits of $284 million and $369 million, respectively, of which $224 million and $248 million, if recognized, would affect the effective tax rate. Tyco recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Tyco had accrued interest and penalties related to the unrecognized tax benefits of $50 million and $49 million as of September 25, 2009 and September 26, 2008, respectively. Tyco recognized $1 million and $9 million of income tax expense for interest and penalties accrued related to unrecognized tax benefits as of September 25, 2009 and September 26, 2008, respectively.

        A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows ($ in millions):

Balance as of September 26, 2008	$369
Additions based on tax positions related to the current year	10
Additions based on tax positions related to prior years	6
Reductions based on tax positions related to prior years	(90)
Reduction related to settlements	(4)
Reductions related to lapse of the applicable statute of limitations	(6)
Foreign currency translation adjustments	(1)

Balance as of September 25, 2009	$284

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

        Under the Tax Sharing Agreement, the Company shares responsibility for certain of Tyco's, Covidien's and Tyco Electronics' income tax liabilities, which result in cash payments, based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and Tyco Electronics share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and Tyco Electronics' U.S. and certain non-U.S. income tax returns. All costs and expenses associated with the management of these shared tax liabilities are shared equally among the parties. As of September 25, 2009 and September 26, 2008, Tyco has recorded a net receivable from Covidien and Tyco Electronics of $98 million and $126 million, respectively, of which $95 million and $113 million, respectively, are included in other noncurrent assets and $3 million and $13 million, respectively, are included in prepaid expenses and other current assets as the Company's estimate of their Tax Sharing obligations. Other liabilities include $554 million as of both September 25, 2009 and September 26, 2008 for the fair value of Tyco's obligations under the Tax Sharing Agreement. Tyco assesses the shared tax liabilities and related guaranteed liabilities at each reporting period. The receivable and liability were initially recognized with an offset to shareholders' equity in 2007. In the first quarter of 2008, in connection with the adoption of the guidance pertaining to the accounting for uncertain income tax positions and the related increase in uncertain tax positions for shared tax liabilities under the Tax Sharing Agreement, Tyco increased its receivable from Covidien and Tyco Electronics under the Tax Sharing Agreement with a corresponding increase to other income, net by $40 million ($0.08 for both basic and diluted earnings per share). In addition, $14 million of expense for other activity was recorded in accordance with the Tax Sharing Agreement during 2009.

        Tyco will provide payment to Covidien and Tyco Electronics under the Tax Sharing Agreement as the shared income tax liabilities are settled. Settlement is expected to occur as the audit process by local taxing authorities is completed for the impacted years and cash payments are made. Given the nature of the shared liabilities, the maximum amount of potential future payments is not determinable. Such cash payments, when they occur, will reduce the guarantor liability as such payments represent an equivalent reduction of risk. The Company also assesses the sufficiency of the Tax Sharing Agreement guarantee liability on a quarterly basis and will increase the liability when it is probable that cash payments expected to be made under the Tax Sharing Agreement exceed the recorded balance.

        During the fourth quarter of 2009, the Company, as Audit Management Party under the Tax Sharing Agreement, reached a settlement agreement with the IRS on certain deductions taken by Tyco, Covidien and Tyco Electronics on pre-separation tax returns filed for the periods 2001 to 2004. The settlement did not have a material effect to the Company's results of operations, financial position or cash flows. Additionally, the Company considered the potential impact of the settlement as part of its quarterly assessment of the guarantee liability and concluded that no adjustment to liability was needed.

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

        If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party's fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, the Company could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, the Company may be obligated to pay amounts in excess of its agreed-upon share of Tyco's, Covidien's and Tyco Electronics' tax liabilities. See Note 13 for further discussion of guarantees and indemnifications extended between Tyco, Covidien and Tyco Electronics.

Other Income Tax Matters

        The Company and its subsidiaries' income tax returns periodically are examined by various tax authorities. In connection with these examinations, tax authorities, including the Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. The Company is reviewing and contesting certain of the proposed tax adjustments. The Company has continuing dialog with the IRS related to these proposed adjustments with the objective of resolving some or all of these matters. Management has assessed the issues related to these adjustments and has recorded unrecognized tax benefits pursuant to the guidance for accounting for uncertain income tax positions. The ultimate resolution of these matters is uncertain and could result in a material impact to the Company's financial position, results of operations, cash flows or the effective tax rate in future reporting periods.

        In 2004, in connection with the IRS audit of the 1997 through 2000 years, the Company submitted to the IRS proposed adjustments to certain prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously filed. During 2006, the IRS accepted substantially all of the proposed adjustments. Subsequently, the Company developed proposed amendments to U.S. federal income tax returns for additional periods through 2006. On the basis of previously accepted amendments, the Company has determined that these adjustments will more-likely-than-not be accepted and, accordingly, has recorded such adjustments in the Consolidated Financial Statements. Such adjustments did not have a material impact on the Company's financial condition, results of operations or cash flows. While the final adjustments cannot be determined until the IRS review is completed, the Company believes that any resulting adjustments will not have a material impact on its financial condition, results of operations or cash flows.

        The IRS proposed civil fraud penalties against a prior subsidiary that was distributed to Tyco Electronics in connection with the Separation. The penalties allegedly arise from actions of former executives taken in connection with intercompany transfers of stock of Simplex Technologies in 1998 and 1999. Based on statutory guidelines, the Company estimates the proposed penalties could range between $30 million and $50 million. The Company, as Audit Management Party as specified in the Tax Sharing Agreement, intends to vigorously oppose the assertion of any such penalties against Tyco Electronics, in part, because beginning in 2003 the Company discovered, investigated and reported the conduct at issue to the IRS and fully cooperated in the criminal prosecution of the Company's former Chief Tax Officer on a charge of willful filing of a false tax return. This is a pre-Separation shared tax matter under the Tax Sharing Agreement.

        Except for earnings that are currently distributed, no additional material provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries, since the earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such earnings. A liability could arise if amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

        The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. The Company records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the tax liabilities. If the Company's estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when we determine the liabilities are no longer necessary. Substantially all of these potential tax liabilities are recorded in other liabilities in the Consolidated Balance Sheets as payment is not expected within one year.

7.    Earnings Per Share

        As discussed in Note 1, in 2007 the Company effected a reverse stock split of Tyco's common shares, at a split ratio of 1-for-4. The reconciliations between basic and diluted earnings per share for 2009, 2008 and 2007 are as follows ($ in millions, except per share data):

	2009			2008			2007
	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic earnings per share:
(Loss) income from continuing operations	$(1,833)	473	$(3.87)	$1,095	484	$2.26	$(2,524)	495	$(5.10)
Share options, restricted share awards and deferred stock units	—	—		—	3		—	—
Exchange of convertible debt	—	—		1	1		—	—

Diluted earnings per share:
(Loss) income from continuing operations, giving effect to dilutive adjustments	$(1,833)	473	$(3.87)	$1,096	488	$2.25	$(2,524)	495	$(5.10)

        The computation of diluted earnings per share for 2009 excludes the effect of the potential exercise of options to purchase approximately 27 million shares and excludes restricted share awards and deferred stock units of approximately 5 million shares because the effect would be anti-dilutive.

        The computation of diluted earnings per share for 2008 and 2007 excludes the effect of the potential exercise of options to purchase approximately 19 million and 29 million shares, respectively, and excludes restricted share awards and deferred stock units of approximately 4 million and 5 million, respectively, because the effect would be anti-dilutive. Additionally, the computation of diluted earnings per common share for 2007 excludes the impact of convertible debt of approximately 6 million shares because the effect would be anti-dilutive.

8.    Sale of Accounts Receivable

        Certain of Tyco's international businesses utilize the sale of accounts receivable as short-term financing mechanisms. The aggregate amount outstanding under the Company's remaining international accounts receivable programs was $55 million, $65 million and $76 million as of September 25, 2009, September 26, 2008 and September 28, 2007, respectively.

9.    Investments

        As of September 25, 2009 and September 26, 2008, the Company had available-for-sale investments with a fair value of $340 million and $303 million, and a cost basis of $334 million and $317 million, respectively.

        The cost and fair market value of the Company's investments by type of security and classification in the Company's Consolidated Balance Sheets are as follows ($ in millions):

        As of September 25, 2009:

						Consolidated Balance Sheet Classification
Type of Security	Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Other- Than- Temporary Impairment	Fair Value	Prepaid expenses and Other Current Assets	Other Assets
Corporate debt securities	$103	$4	$(1)	$—	$106	$36	$70
U.S. Government debt securities	228	3	—	—	231	13	218
Other debt securities	3	—	—	—	3	—	3

	$334	$7	$(1)	$—	$340	$49	$291

        As of September 26, 2008:

						Consolidated Balance Sheet Classification
Type of Security	Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Other- Than- Temporary Impairment	Fair Value	Prepaid expenses and Other Current Assets	Other Assets
Corporate debt securities	$166	$—	$(11)	$(5)	$150	$41	$109
U.S. Government debt securities	142	2	—	—	144	26	118
Other debt securities	9	—	—	—	9	—	9

	$317	$2	$(11)	$(5)	$303	$67	$236

        Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values are as follows ($ in millions):

        As of September 25, 2009:

Type of Security	Fair Value	Less Than 12 Months Unrealized Losses	Fair Value	12 Months or Greater Unrealized Losses	Total Fair Value	Total Unrealized Losses
Corporate debt securities	$2	$—	$4	$(1)	$6	$(1)

        As of September 26, 2008:

Type of Security	Fair Value	Less Than 12 Months Unrealized Losses	Fair Value	12 Months or Greater Unrealized Losses	Total Fair Value	Total Unrealized Losses
Corporate debt securities	$63	$(4)	$62	$(7)	$125	$(11)

        The Company recorded an other-than-temporary impairment of $5 million for the year ended September 26, 2008. The other-than-temporary impairment related to investments in corporate debt of Lehman Brothers Holding, Inc ("Lehman"), which filed a petition under Chapter 11 of the U.S. Bankruptcy Code on September 15, 2008. The Company did not record any other-than-temporary impairments in the years ended September 25, 2009 and September 28, 2007.

        The maturities of the Company's investments in debt securities as of September 25, 2009 are as follows ($ in millions):

	Cost Basis	Fair Value
Due in one year or less	$47	$49
Due after one year through five years	287	291

10.    Goodwill and Intangible Assets

        As previously reported, the Company began to experience a decline in revenue during the first quarter of 2009 in its ADT Worldwide, Fire Protection Services and Safety Products segments as a result of a slowdown in the commercial markets including the retailer end market as well as a decline in sales volume at its Electrical and Metal Products segment. Although the Company considered and concluded that these factors did not constitute triggering events during the first quarter of 2009, the continued existence of these conditions during the second quarter of 2009, along with downward revisions to forecasted results, restructuring actions and weaker industry outlooks, caused the Company to conclude that sufficient indicators of impairment existed for certain reporting units. Reporting units within ADT Worldwide, Fire Protection Services and Safety Products segments continued to be negatively impacted as a result of a slowdown in the commercial markets including the retailer end market. Additionally, the Company's Electrical and Metal Products reporting unit continued to be negatively impacted by a decline in sales volume due to the downturn in the non-residential construction market. During the second quarter of 2009, the Company determined that these underlying events and circumstances constituted triggering events for six reporting units where such events would more-likely-than-not reduce the fair value below their respective carrying amounts. Specifically, the Company concluded that its Europe, Middle East and Africa ("EMEA") Security and EMEA Fire reporting units within the ADT Worldwide and Fire Protection Services segments, respectively, Electrical and Metal Products reporting unit within the Electrical and Metal Products segment and Access Control and Video Systems ("ACVS"), Life Safety and Sensormatic Retail Solutions ("SRS") reporting units within the Safety Products segment experienced triggering events. As a result of the triggering events, the Company assessed the recoverability of the reporting unit's long-lived assets and concluded that the carrying amounts were recoverable as of March 27, 2009. Subsequently, the Company performed the first step of the goodwill impairment test for the reporting units.

        To perform the first step of the goodwill impairment test for the six reporting units with triggering events, the Company compared the carrying amounts of these reporting units to their estimated fair values. The Company utilized a discounted cash flow analysis for determining the fair value of each of the reporting units where triggering events had occurred. Based on the factors described above, actual and anticipated reductions in demand for the reporting unit's products and services as well as increased risk due to current economic uncertainty, the estimates of future cash flows used in the second quarter of 2009 discounted cash flow analyses were revised downward from the Company's most recent test conducted during the fourth quarter of 2008. The range of the weighted-average cost of capital utilized was increased to reflect increased risk due to current economic volatility and uncertainties related to demand for the Company's products and services. The weighted-average cost of capital were as follows:

	Second Quarter of 2009	Fourth Quarter of 2008
Weighted-Average Cost of Capital	10.9% to 12.8%	10.0% to 11.7%

        The results of the first step of the goodwill impairment test indicated there was a potential impairment of goodwill in each of the six reporting units identified with triggering events, as the carrying amounts of the reporting units exceeded their respective fair values. As a result, the Company performed the second step of the goodwill impairment test for these reporting units. The implied fair values of goodwill were determined by allocating the fair values of each reporting unit to all of the assets and liabilities of the applicable reporting unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination. The results of the second step of the goodwill impairment test indicated that the implied goodwill amount was less than the carrying amount of goodwill for each of the aforementioned reporting units. During fiscal 2009, the Company recorded an aggregate non-cash impairment charge of $2.6 billion ($2.6 billion after-tax). The non-cash impairment charge was recorded in goodwill and intangible asset impairments in the Company's Consolidated Statements of Operations during fiscal 2009. Specifically, the Company recorded the following non-cash goodwill impairment charges to goodwill at the following reporting units ($ in millions):

Reporting Unit	Pre-tax Charge	After-tax Charge
EMEA Fire	$180	$179
EMEA Security	613	610
Electrical and Metal Products	935	915
ACVS	327	321
Life Safety	240	236
SRS	346	340

Total	$2,641	$2,601

        Annually, in the fiscal fourth quarter, and more frequently if triggering events occur, the Company tests goodwill for impairment by comparing the fair value of each reporting unit with its carrying amount. See Note 1. Fair value for each reporting unit is determined utilizing a discounted cash flow analysis based on the Company's forecasted cash flows and revenue and operating income growth rates, discounted using an estimated weighted-average cost of capital of market participants. A market approach is utilized to corroborate the discounted cash flow analysis performed at each reporting unit. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered potentially impaired. In determining fair value, management relies on and considers a number of factors, including operating results, business plans, economic projections, cash flow forecasts, market data and the Company's overall market capitalization. Fair value determinations are sensitive to changes in the factors described above as well as to inherent uncertainties in applying them to the analysis of goodwill recoverability.

        As described above, the Company considers market capitalization as one of a number of factors in its evaluation of recoverability of goodwill. The Company considered and evaluated its market capitalization as well as the other factors described above and concluded that its remaining goodwill balance of $8.8 billion as of September 25, 2009 is recoverable. As part of the Company's ongoing monitoring efforts, the Company will continue to consider the uncertainty of the current global economic environment and volatility in the stock market as well as in the Company's own stock price in assessing goodwill recoverability. Given the current economic environment and the uncertainties regarding the potential impact on the Company's business, there can be no assurance that the Company's estimates and assumptions regarding forecasted cash flow and revenue and operating income growth rates of certain reporting units as well as the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the annual goodwill impairment test, will prove to be accurate predictions of the future. If the Company's assumptions are not achieved, it is possible that an impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. The Company has certain reporting units within the Company's ADT Worldwide and Safety Products segments with less than a ten percent excess of fair value over carrying value. The goodwill balance for these reporting units was approximately $855 million as of September 25, 2009.

        During the annual goodwill impairment testing for the fiscal year ended September 26, 2008, the carrying amount of goodwill in the Latin America Fire Protection business, part of the Fire Protection Services segment, exceeded the implied fair value of goodwill. As a result, the Company recognized a goodwill impairment of $9 million in the fourth quarter of 2008.

        In connection with the Separation, during the third quarter of 2007 Tyco reorganized into a new management and segment reporting structure. As part of these organizational changes, the Company assessed new reporting units and conducted valuations to determine the assignment of goodwill to the new reporting units based on their estimated relative fair values. Following the relative fair value goodwill allocation, the Company then tested goodwill for impairment. As a result, the Company recognized a goodwill impairment related to the Australia and New Zealand Security Services business, part of the ADT Worldwide segment, of $46 million in the third quarter of 2007. The changes in the carrying amount of goodwill by segment for 2009 and 2008 were as follows ($ in millions):

	ADT Worldwide	Flow Control	Fire Protection Services	Electrical and Metal Products	Safety Products	Total
Balance as of September 28, 2007	$5,025	$1,975	$1,495	$1,054	$2,071	$11,620
Purchase accounting adjustments	1	—	—	(3)	(22)	(24)
Acquisitions	115	11	—	—	14	140
Divestitures	—	—	(17)	—	(2)	(19)
Impairment	—	—	(9)	—	—	(9)
Currency translation	(60)	7	(2)	(27)	(7)	(89)

Balance as of September 26, 2008	5,081	1,993	1,467	1,024	2,054	11,619
Purchase accounting adjustments	3	—	(1)	—	(7)	(5)
Acquisitions	—	1	—	—	33	34
Divestitures	—	(2)	—	(6)	—	(8)
Impairment	(613)	—	(180)	(935)	(913)	(2,641)
Goodwill transfer due to segment realignment	(58)	2	56	(7)	7	—
Currency translation	(111)	(1)	(8)	(76)	(12)	(208)

Balance as of September 25, 2009	$4,302	$1,993	$1,334	$—	$1,162	$8,791

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

        Based on these factors and uncertainties, estimates of future cash flows used in determining the fair value of the Company's Safety Products Sensormatic tradename as well as its ADT Worldwide franchise rights relating to Winner and SSC during the second quarter of 2009 were revised downward relative to the estimates used in the Company's most recent test during the fourth quarter of 2008. The range of the discount rates utilized was increased to reflect increased risk due to current economic volatility and uncertainties related to demand for the Company's products and services. The discount rates were as follows:

	Second Quarter of 2009	Fourth Quarter of 2008
Discount Rate	12.0% to 12.3%	10.4%

        The results of the impairment test conducted during the second quarter of 2009 indicated that the Safety Products Sensormatic tradename and ADT Worldwide Winner and SSC franchise rights estimated fair values were less than their respective carrying amounts. As such, the Company recorded an aggregate non-cash impairment charge of $64 million ($40 million after-tax) during the second quarter of 2009. The non-cash impairment charge was recorded in goodwill and intangible asset impairments in the Company's Consolidated Statements of Operations for fiscal 2009. Specifically, the Company recorded the following non-cash intangible asset impairment charges to reduce the carrying amount of the following indefinite-lived intangible assets ($ in millions):

Intangible Asset	Pre-tax Charge	After-tax Charge
Sensormatic tradename	$42	$26
Winner franchise rights	14	9
SSC franchise rights	8	5

Total	$64	$40

        Annually, in the fiscal fourth quarter, and more frequently if triggering events occur, the Company tests indefinite-lived intangible assets for impairment. The Company believes that its intangible assets balance as of September 25, 2009 is recoverable.

        Indefinite-lived intangible assets consisting primarily of trade names and franchise rights are tested for impairment using either a relief from royalty method or excess earnings method. The impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Fair value determinations require considerable judgment and are sensitive to change. Significant judgments inherent in this analysis include the selection of appropriate discount rates and terminal year growth rate assumptions and estimates of the amount and timing of future cash flows attributable to the underlying intangible assets. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the intangible asset. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar trademarks are being licensed in the marketplace.

        Given the current economic environment and the uncertainties regarding the potential impact on the Company's business, there can be no assurance that the Company's estimates and assumptions regarding forecasted cash flow and revenue and operating income growth rates as well as the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the annual indefinite-lived intangible asset impairment test will prove to be accurate predictions of the future. If the Company's assumptions are not achieved, it is possible that an impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such charge would be material.

        Intangible assets, net were $2,647 million and $2,681 million at September 25, 2009 and September 26, 2008, respectively. The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets as of September 25, 2009 and September 26, 2008 ($ in millions):

	September 25, 2009			September 26, 2008
	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Amortization Period
Amortizable:
Contracts and related customer relationships	$6,529	$4,275	14 years	$6,088	$3,922	14 years
Intellectual property	552	462	20 years	553	405	16 years
Other	17	13	10 years	17	13	15 years

Total	$7,098	$4,750	14 years	$6,658	$4,340	15 years

Non-Amortizable:
Intellectual property	$212			$253
Other	87			110

Total	$299			$363

        Intangible asset amortization expense for 2009, 2008 and 2007 was $516 million, $528 million and $513 million, respectively. The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be approximately $450 million for 2010, $350 million for 2011, $300 million for 2012, $300 million for 2013 and $200 million for 2014.

        See Note 1 for discussion regarding changes in the estimated lives of dealer intangibles.

11.    Related Party Transactions

        The Company has amounts due related to loans and advances issued to employees in prior years under the Company's Key Employee Loan Program, relocation programs and other advances made to executives. Loans were provided to employees under the Company's Key Employee Loan Program, which is now discontinued, except for outstanding loans for the payment of taxes upon the vesting of shares granted under our Restricted Share Ownership Plans. During the fourth quarter of 2002, the Board of Directors and new senior management adopted a policy under which no new loans are allowed to be granted to any officers of the Company and existing loans are not allowed to be extended or modified. There have been no loans made to any of our current executives. The outstanding loans are not collateralized and bear interest, payable annually, at a rate based on the six-month LIBOR, calculated annually as the average of the rates in effect on the first day of each of the preceding 12 months. Loans are generally repayable in ten years; however, earlier payments are required under certain circumstances, such as when an employee is terminated. In addition, the Company made mortgage loans to certain employees under employee relocation programs. These loans are generally payable in 15 years and are collateralized by the underlying property. During 2009 and 2008, the maximum amount outstanding under these programs was $22 million and $24 million, respectively. Loans receivable under these programs, as well as other unsecured advances outstanding, were $22 million and $24 million as of September 25, 2009 and September 26, 2008, respectively. The total outstanding loans receivable includes loans to L. Dennis Kozlowski, the Company's former Chairman and Chief Executive Officer (until June 2002). The amount outstanding under these loans, plus accrued interest, was $27 million and $27 million as of September 25, 2009 and September 26, 2008, respectively, and the rate of interest charged on such loans was 1.9% and 3.0% for 2009 and 2008, respectively. Interest income on these interest bearing loans totaled nil, $1 million and $1 million in 2009, 2008 and 2007, respectively. Certain of the above loans totaling $1 million and $4 million as of September 25, 2009 and September 26, 2008, respectively, are non-interest bearing.

        During 2009, 2008 and 2007, the Company engaged in commercial transactions in the normal course of business with companies where the Company's Directors were employed and served as officers. Purchases from these companies during each year aggregated less than 1 percent of consolidated net revenue.

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

12.    Debt

        Debt as of September 25, 2009 and September 26, 2008 is as follows ($ in millions):

	2009	2008
Commercial paper(1)	$200	$116
364-day senior bridge loan facility due 2008	—	—
6.125% public notes due 2008(2)	—	300
6.125% public notes due 2009(2)	—	215
6.75% public notes due 2011	516	516
6.375% public notes due 2011	849	849
Revolving senior credit facility due 2011	—	—
Revolving senior credit facility due 2012	—	286
6.0% public notes due 2013	655	655
8.5% public notes due 2019	750	—
7.0% public notes due 2019	434	435
6.875% public notes due 2021	716	717
7.0% public notes due 2028	14	16
6.875% public notes due 2029	21	23
Other(1)(2)	119	136

Total debt	4,274	4,264
Less current portion	245	555

Long-term debt	$4,029	$3,709

(1)
Commercial paper, plus $45 million of the amount shown as other, comprise the current portion of long-term debt as of September 25, 2009.

(2)
These instruments, plus $40 million of the amount shown as other, comprise the current portion of long-term debt as of September 26, 2008.

        The carrying amount of Tyco's debt subject to the fair value disclosure requirements as of September 25, 2009 was $4,155 million. The Company has determined the fair value of such debt to be $4,578 million as of September 25, 2009. The Company utilizes various valuation methodologies to determine the fair value of its debt which is primarily dependent on the type of market in which the Company's debt is traded. When available, the Company uses quoted market prices to determine the fair value of its debt which is traded in active markets. As of September 25, 2009, the fair value of the

Company's debt which is actively traded was $4,338 million. When quoted market prices are not readily available or representative of fair value, the Company utilizes market information of comparable debt with similar terms, such as maturities, interest rates and credit risk to determine the fair value of its debt which is traded in markets that are not active. As of September 25, 2009, the fair value of the Company's debt which is not actively traded was $40 million. Additionally, the Company believes the carrying amount of its commercial paper of $200 million approximates fair value based on the short-term nature of such debt.

Commercial Paper

        In May 2008, Tyco International Finance S.A. ("TIFSA") commenced issuing commercial paper to U.S. institutional accredited investors and qualified institutional buyers. Borrowings under the commercial paper program are available for general corporate purposes. As of September 25, 2009 and September 26, 2008, TIFSA had $200 million and $116 million, respectively, of commercial paper outstanding, which bore interest at an average rate of 0.33% and 2.95%, respectively.

        As of September 25, 2009, the Company classified its outstanding commercial paper balance of $200 million as short-term as the Company intends to repay such amount during the next twelve months. As of September 26, 2008, the Company classified $116 million of short-term commercial paper as long-term as settlement of the amount outstanding was not expected to require the use of working capital in the next twelve months as the Company had both the intent and the ability to refinance this debt on a long-term basis.

Debt Offerings

        On January 9, 2009, TIFSA issued $750 million aggregate principal amount of 8.5% notes due on January 15, 2019, which are fully and unconditionally guaranteed by the Company (the "2019 notes"). TIFSA received net proceeds of approximately $745 million after underwriting discounts and offering expenses. The 2019 notes are unsecured and rank equally with TIFSA's other unsecured and unsubordinated debt. TIFSA may redeem any of the 2019 notes at any time by paying the greater of the principal amount of the notes or a "make-whole" amount, plus accrued and unpaid interest. The holders of the 2019 notes have the right to require TIFSA to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control triggering event, which requires both a change of control and a rating event as defined by the Indenture governing the notes. Additionally, the holders of the 2019 notes have the right to require the Company to repurchase all or a portion of the 2019 notes on July 15, 2014 at a purchase price equal to 100% of the principal amount of the notes tendered, plus accrued and unpaid interest. Otherwise, the notes mature on January 15, 2019. The Company incurred approximately $5 million of debt issuance costs in connection with the transaction, which included underwriter discounts, as well as legal, accounting and rating agency fees. The debt issuance costs will be amortized from the date of issuance to the earliest redemption date, which is July 15, 2014. Interest is payable semiannually on January 15th and July 15th. The interest rate payable on the 2019 notes is subject to escalations, as defined by the Indenture, if either Moody's or S&P downgrades the Company's debt rating below investment grade. The 2019 notes will not be subject to the preceding adjustments if at any time the Company's debt rating increases one level above its current rating to A3 and A- for Moody's and S&P, respectively.

        On January 15, 2009, TIFSA made a payment of $215 million to extinguish all of its 6.125% notes due 2009 which matured on the same date. Additionally, in November 2008, TIFSA made a payment of $300 million to extinguish all of its 6.125% notes due 2008.

        See Note 26 for information regarding $500 million of 4.125% notes issued subsequent to September 25, 2009.

Debt Tenders

        In connection with the settlement of litigation arising from the Separation related to the Company's public debt, on June 3, 2008 the Company, along with its finance subsidiary TIFSA, a wholly-owned subsidiary of the Company and successor company to Tyco International Group S.A. ("TIGSA"), a wholly-owned subsidiary of the Company organized under the laws of Luxembourg, consummated consent solicitations and exchange offers related to certain series of debt issued under the Company's 1998 and 2003 indentures. In connection with the exchange offers, Tyco issued $422 million principal amount of 7.0% notes due 2019 in exchange for an equal principal amount of 7.0% notes due 2028 and $707 million principal amount of 6.875% notes due 2021 in exchange for an equal principal amount of 6.875% notes due 2029. In connection with the consent solicitations, holders of the Company's 6.0% notes due 2013, 6.125% notes due 2008, 6.125% notes due 2009, 6.75% notes due 2011, 6.375% notes due 2011, 7.0% notes due 2028 and 6.875% notes due 2029 collectively received consent payments totaling $250 million.

        The terms of the consent and exchange offers were evaluated as a debt modification in accordance with the authoritative guidance for debtor's accounting for a modification or exchange of debt instruments, and it was determined that the 7.0% notes due 2028 and the 6.875% notes due 2029 were extinguished because the cash flows of the new bonds as compared to the original bonds were substantially modified. As a result, the new bonds and the 7.0% notes due 2028 and the 6.875% notes due 2029 that were not tendered for exchange were recorded at their fair value upon completion of the exchange offers. In determining fair value, the Company measured the bonds as if they were an initial issuance to the public. This was done by obtaining effective yield data derived from comparable pricing received from the issuance of bonds with similar ratings and covenants by large public companies.

        During the year ended September 26, 2008, in connection with the consent solicitations and exchange offers, the Company recorded a $222 million charge to other expense, net as a loss on extinguishment of debt. This charge was comprised of the consent payments related to the extinguished bonds (notes due 2028 and 2029), premium on the exchanged bonds which represents the difference between the fair value and the book value of the extinguished bonds, and the write-off of the original unamortized debt issuance costs, as well as fees paid to third-parties associated with the bonds that were not deemed extinguished. The remaining portion of the consent payment and issuance costs will be amortized over the remaining life of the bonds.

        During the year ended September 28, 2007, the Company recorded a $259 million charge to other expense, net for the loss on early extinguishment of debt related to the debt tender offers in connection with the Separation.

Bank and Revolving Credit Facilities

        On June 24, 2008, Tyco and TIFSA entered into a $500 million senior unsecured revolving credit agreement with Citibank, N.A., as administrative agent for the lenders party thereto. This credit agreement has a three-year term. Borrowings under this agreement have a variable interest rate based on LIBOR or an alternate base rate. The margin over LIBOR can vary based on changes in the Company's credit rating and facility utilization. Together with the Company's $1.19 billion five-year senior revolving credit agreement, dated as of April 25, 2007, the Company's total committed revolving credit line was $1.69 billion as of September 25, 2009. These revolving credit facilities may be used for working capital, capital expenditures and other corporate purposes. As of September 25, 2009, there were no amounts drawn under these facilities, although the Company had dedicated $200 million of availability to backstop outstanding commercial paper.

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

Convertible Debentures

        As of September 28, 2007, TIFSA had $21 million outstanding of its 3.125% convertible senior debentures due 2023 with a 2015 put option ("the 3.125% convertible senior debentures"). On August 25, 2008, the Company delivered to holders a notice of redemption of its $19 million remaining principal amount of the 3.125% convertible senior debentures. These debentures were originally convertible into Tyco shares. As a result of the Separation transactions undertaken by the Company in 2007, these debentures became convertible into common shares of Tyco International Ltd., Covidien Ltd. and Tyco Electronics Ltd. The 3.125% convertible debentures were converted into 11.496 common shares of each of the three separate companies, per $1,000 principal amount. During the fourth quarter of fiscal year 2008, the Company issued 217,589 shares of Tyco common stock and obtained shares of Covidien Ltd. and Tyco Electronics in connection with the redemption of the 3.125% convertible senior debentures. Additionally in the fourth quarter of fiscal 2008, the Company recorded a gain of $6 million upon exercise of the conversion option by holders. See Note 14. The last redemption date was September 25, 2008. Any notes outstanding after that date were redeemed with available cash. As of September 26, 2008, no amounts remain outstanding under the 3.125% convertible senior debentures.

Other Debt Information

        The aggregate amounts of principal debt, including capital leases, maturing during the next five years and thereafter are as follows ($ in millions): $245 in 2010, $540 in 2011, $853 in 2012, $4 in 2013, $660 in 2014 and $1,951 thereafter.

        The weighted-average interest rate on total debt was 6.6% and 6.2% as of September 25, 2009 and September 26, 2008, respectively, excluding the impact of interest rate swaps. The weighted-average interest rate on short-term debt was 0.3% and 6.1% as of September 25, 2009 and September 26, 2008, respectively. The impact of the Company's interest rate swap agreements on reported interest expense was a net decrease of $6 million for 2009, and not material for 2008 and 2007.

13.    Guarantees

        Certain of the Company's business segments have guaranteed the performance of third-parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from 2009 through the completion of such transactions. The guarantees would typically be triggered in the event of nonperformance and performance under the guarantees, if required, would not have a material effect on the Company's financial position, results of operations or cash flows.

        There are certain guarantees or indemnifications extended among Tyco, Covidien and Tyco Electronics in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. At the time of the Separation, Tyco recorded a liability necessary to recognize the fair value of such guarantees and indemnifications. In the absence of observable transactions for identical or similar guarantees, the Company determined the fair value of these guarantees and indemnifications utilizing expected present value measurement techniques. Significant assumptions utilized to determine fair value included determining a range of potential outcomes, assigning a probability weighting to each potential outcome and estimating the anticipated timing of resolution. The probability weighted outcomes were discounted using the Company's incremental borrowing rate. The liability necessary to reflect the fair value of the guarantees and indemnifications under the Tax Sharing Agreement is $554 million, which is included in other liabilities on the Company's Consolidated Balance Sheets as of September 25, 2009 and September 26, 2008. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. See Note 6 for further discussion of the Tax Sharing Agreement.

        In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien and Tyco Electronics operating entities. In connection with the Separation, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien or Tyco Electronics. To the extent these guarantees were not assigned prior to the Separation date, Tyco assumed primary liability on any remaining such support. The estimated fair value of these obligations is $4 million and $7 million, which are included in other liabilities on the Company's Consolidated Balance Sheets as of September 25, 2009 and September 26, 2008, respectively, with an offset to shareholders' equity on the Separation date.

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

        The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 15 for a discussion of these liabilities.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

        At September 25, 2009, the Company had total outstanding letters of credit and bank guarantees of $659 million.

        The Company records estimated product warranty costs at the time of sale. For further information on estimated product warranty, see Note 1.

        The changes in the carrying amount of the Company's warranty accrual for 2009 were as follows ($ in millions):

Balance as of September 26, 2008	$103
Warranties issued during the year	35
Changes in estimates	4
Settlements	(61)
Currency translation	—

Balance as of September 25, 2009	$81

        In 2001, a division of Safety Products initiated a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain O-ring seal sprinkler heads which were originally manufactured by Central Sprinkler prior to Tyco's acquisition. Under this program, the sprinkler heads are being replaced free of charge to property owners. On May 1, 2007, the Consumer Products Safety Commission and the Company announced an August 31, 2007 deadline for filing claims to participate in the VRP. The Company will fulfill all valid claims for replacement of qualifying sprinklers received up to August 31, 2007. Settlements during 2009, 2008 and 2007 include cash expenditures of $33 million, $49 million and $38 million, respectively, related to the VRP. The Company believes the remaining liability represents its best estimate of the cost required to complete the VRP as of September 25, 2009, which is not material.

14.    Financial Instruments

Derivative Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value as of

September 25, 2009. See below for the fair value of derivative financial instruments. See below and Note 9 for Investments and Note 12 for Debt.

        In the normal course of business, Tyco is exposed to market risk arising from changes in currency exchange rates, interest rates and commodity prices. The Company uses derivative financial instruments to manage exposures to foreign currency and interest rate risks. The Company's objective for utilizing derivative financial instruments is to manage these risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company does not utilize derivative financial instruments to hedge its exposure attributable to changes in commodity prices but may consider such strategies in the future.

        The Company manages foreign currency exchange rate risk through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of those derivatives instruments is to minimize the income statement impact and potential variability in cash flows associated with intercompany loans and accounts receivable, accounts payable and forecasted transactions that are denominated in certain foreign currencies. Effective March 17, 2009, Tyco changed its jurisdiction of incorporation from Bermuda to Switzerland. Until January 1, 2011 Tyco intends to make dividend payments in the form of a reduction of capital, denominated in Swiss francs. However, the Company expects to actually pay dividends in U.S. dollars, based on exchange rates in effect shortly before the payment date. Fluctuations in the value of the U.S. dollar compared to the Swiss franc between the date the dividend is declared and paid will increase or decrease the U.S. dollar amount required to be paid. The Company manages the potential variability in cash flows associated with the dividend payments by entering into derivative financial instruments used as economic hedges of the underlying risk.

        The Company manages interest rate risk through the use of interest rate swap transactions with financial institutions acting as principal counterparties, which are designated as fair value hedges for accounting purposes. During 2009, the Company entered into interest rate swap transactions with the objective of managing the exposure to interest rate risk by converting the interest rates on $1.4 billion of fixed-rate debt to variable rates. In these contracts, the Company agrees with financial institutions acting as principal counterparties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount.

        For derivative instruments that are designated and qualify as fair value hedges, the Company documented the relationships between the hedging instruments and hedged items and linked derivatives designated as fair value hedges to specific debt issuances. For transactions designated as hedges, the Company also assessed and documented at the hedge's inception whether the derivatives used in hedging transactions were effective in offsetting changes in fair values associated with the hedged items. The Company will continue to assess hedge effectiveness on an on-going basis. The fair value hedges did not result in any hedge ineffectiveness for the year ended September 25, 2009.

        The Company terminated certain interest rate swaps in the first quarter of 2007 that were outstanding at that time. Since the interest rate swaps were designated as hedging instruments of outstanding debt, the related loss was to be amortized over the remaining life of the related debt instruments. During the year ended September 26, 2008, in connection with the debt tender offer, $9 million of unamortized loss on interest rate swaps was accelerated and recorded as a loss on retirement of debt and included in other expense, net. See Note 12.

        The Company does not use derivative financial instruments for trading or speculative purposes.

        All derivative financial instruments are reported on the Consolidated Balance Sheets at fair value with changes in the fair value of the derivative financial instruments recognized currently in earnings.

        The following table summarizes the fair value of derivative instruments and their location in the Consolidated Balance Sheets as of September 25, 2009 ($ in millions).

Fair Values of Derivative Instruments

Derivatives not designated as hedging instruments:	Consolidated Balance Sheet Location	Fair Value DR/(CR)	Consolidated Balance Sheet Location	Fair Value DR/(CR)
Derivative foreign exchange contracts in an asset position(1)	Other Current Assets	$31	Other Current Liabilities	$1
Derivative foreign exchange contracts in a liability position(1)	Other Current Assets	(1)	Other Current Liabilities	(6)

Net Asset (Liability)		30		(5)

Derivatives designated as hedging instruments:
Derivative interest rate swap contracts	Other Assets	3		(—)

Total Asset (Liability)		$33		$(5)

(1)
The Company nets derivative assets and liabilities when aggregating derivative contracts for presentation in the Consolidated Financial Statements if certain criteria are met. The table above presents such contracts on a gross basis.

        The following tables summarize the amount of gain (loss) recognized in earnings on derivative instruments and their location in the Consolidated Statements of Operations for the year ended September 25, 2009 ($ in millions).

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives For the Year Ended September 25, 2009
Foreign Exchange Contracts(1)	Selling, general and administrative expenses	$(14)
Foreign Exchange Contracts(2)	Other expense, net	44

(1)
Includes economic hedges related to operating activities.

(2)
Includes economic hedges related to dividends declared in Swiss francs.

        As of September 25, 2009, the total gross notional amount of the Company's foreign exchange contracts was approximately $525 million.

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Earnings on Derivatives	For the Year Ended September 25, 2009
Interest Rate Swap Contracts(1)	Interest expense	$3

(1)
The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. The Company includes the gain or loss on the hedged item in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps. For the year ended September 25, 2009, the Company recognized a $3 million loss on the underlying debt issuances.

        As of September 25, 2009, the total gross notional amount of the Company's interest rate swap contracts was $1.4 billion.

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

        The Company's exposure to credit risk associated with its derivative instruments is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. As of September 25, 2009, the Company was exposed to industry concentration with financial institutions as well as risk of loss if an individual counterparty or issuer failed to perform its obligations under contractual terms. The maximum amount of loss that the Company would incur, without giving consideration to the effects of legally enforceable master netting agreements, is approximately $32 million.

Fair Value of Financial Instruments

        Effective September 27, 2008 the Company adopted the authoritative guidance for fair value measurements for all financial assets and liabilities as well as non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The guidance provides a single definition of fair value, establishes a comprehensive framework for measuring fair value and expands the related disclosure requirements.

        Specifically, the guidance requires fair value to be determined based on the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is a market-based measurement based on assumptions that "market participants" would use to price the asset or liability. Accordingly, the framework considers markets or observable inputs as the preferred source of value followed by assumptions based on hypothetical transactions, in the absence of market inputs. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of assets and liabilities should include consideration of non-performance risk including the Company's own credit risk.

        Additionally, the guidance establishes a three-level hierarchy that ranks the quality and reliability of information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In cases where two or more levels of inputs are used to determine fair value, a financial instrument's level is determined based on the lowest level input that is considered significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are summarized as follows:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of September 25, 2009 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the valuation.

($ in millions)	Level 1	Level 2	Fair Value at September 25, 2009
Assets
Available-for-sale securities	$60	$280	$340
Derivative foreign exchange contracts in an asset position(1)	—	30	30
Derivative interest rate swap contracts	—	3	3

Total	$60	$313	$373

Liabilities
Derivative foreign exchange contracts in a liability position(1)	$—	$(5)	$(5)

(1)
The Company nets derivative assets and liabilities when aggregating derivative contracts for presentation in the Consolidated Financial Statements if certain criteria are met. These amounts include fair value adjustments related to the Company's own credit risk and counterparty credit risk.

Other

        During fiscal 2009 and 2008, the Company designated certain intercompany loans as permanent in nature. As of September 25, 2009, $3.0 billion of intercompany loans have been designated as permanent in nature and for the year ended September 25, 2009, the Company recorded the cumulative translation loss through accumulated other comprehensive (loss) income related to these loans, which had no material impact for fiscal 2009 and $141 million for fiscal 2008.

        During the fourth quarter of fiscal year 2008, the Company issued 217,589 shares of Tyco common stock and obtained shares of Covidien and Tyco Electronics in connection with the redemption of the Company's 3.125% convertible senior debentures. Given the requirement to convert the Company's 3.125% convertible senior debentures into shares of Tyco, Covidien and Tyco Electronics, the Company had previously recognized an asset for the fair value of the Covidien and Tyco Electronics shares and a liability for the related conversion option. The Company recorded income of $6 million to other expense, net related to the settlement of the previously recognized asset and liability during the year ended September 26, 2008. As of September 25, 2009 and September 26, 2008, no convertible debentures remained outstanding.

        In December 2006, due to required changes to the legal entity structure to facilitate the Separation, the Company determined that it would no longer consider certain intercompany foreign currency transactions to be long-term investments. As a result, the related foreign currency transaction gains and losses on such investments were recorded in the Consolidated Statements of Operations subsequent to this determination rather than to the currency translation component of accumulated other comprehensive (loss) income within shareholders' equity. Forward contracts that were previously designated as hedges of these net investments, continued to be used to manage this exposure but were no longer designated as net investment hedges. The remaining forward and option contracts were marked to market with changes in the derivatives' fair value recognized in the Consolidated Statements of Operations.

        Previously, the Company hedged its net investment in certain foreign operations. Changes in the fair value of forward contracts qualifying as net investment hedges are reported in the cumulative translation adjustment component of accumulated other comprehensive (loss) income to the extent the hedges are effective. The cumulative translation adjustment component of accumulated other comprehensive (loss) income includes a net loss of $299 million and $91 million during 2007 and 2006, respectively, for hedges of the foreign currency exposure of the Company's net investment in certain foreign operations. In connection with the Separation and the debt tender, the Company de-designated its 6.125% Euro denominated public notes due 2007 on March 29, 2007, its 5.5% Euro denominated public notes due 2008 and its 6.5% British pound denominated public notes due 2031 on May 21, 2007, that had previously been considered as hedges of net investments in certain foreign operations. As of September 28, 2007, the Company did not hedge its net investments in foreign operations, and all of its outstanding borrowings were denominated in U.S. dollars.

15.    Commitments and Contingencies

        The Company has facility, vehicle and equipment leases that expire at various dates through the year 2027. Rental expense under these leases was $392 million, $415 million and $406 million for 2009, 2008 and 2007, respectively. The Company also has facility and equipment commitments under capital leases.

        Following is a schedule of minimum lease payments for non-cancelable leases as of September 25, 2009 ($ in millions):

	Operating Leases	Capital Leases
2010	$253	$22
2011	203	28
2012	147	7
2013	89	8
2014	51	7
Thereafter	123	50

	$866	122

Less: amount representing interest		31

Total minimum lease payments		$91

        The Company also has purchase obligations related to commitments to purchase certain goods and services. As of September 25, 2009, such obligations were as follows: $90 million in 2010 and $5 million in 2011 and $3 million thereafter.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

        In connection with the Separation, the Company entered into a liability sharing agreement regarding certain legal actions that were pending against Tyco prior to the Separation. Under the Separation and Distribution Agreement, the Company, Covidien and Tyco Electronics are jointly and severally liable for the full amount of any judgments resulting from the actions subject to the agreement, which generally relate to legacy matters that are not specific to the business operations of any of the companies. The Separation and Distribution Agreement also provides that the Company will be responsible for 27%, Covidien 42% and Tyco Electronics 31% of payments to resolve these matters, with costs and expenses associated with the management of these contingencies being shared equally among the parties. In addition, under the agreement, the Company will manage and control all the legal matters related to assumed contingent liabilities as described in the Separation and Distribution Agreement, including the defense or settlement thereof, subject to certain limitations. Additionally, at the time of the Separation, the Company, Covidien and Tyco Electronics agreed to allocate responsibility for certain legacy tax claims pursuant to the same formula under the Tax Sharing Agreement. See Note 6.

Class Action Settlement and Legacy Securities Matters

        As previously reported, Tyco, and some members of the Company's former senior corporate management were named as defendants in a number of lawsuits alleging violations of the disclosure provisions of the federal securities laws. In June 2007, the Company settled 32 purported securities class action lawsuits arising from actions alleged to have been taken by prior management for $2.975 billion. Of this amount, the Company contributed $803 million, representing its share under the Separation and Distribution Agreement, to a $2.975 billion escrow account established in connection with the settlement.

        As a result, Tyco incurred a charge to expense, for which no tax benefit is available, and a current liability of $2.975 billion in the third quarter of 2007. Tyco borrowed under its unsecured bridge and credit facilities to fund the liability and placed the proceeds in escrow for the benefit of the class. In connection with the Separation, Covidien and Tyco Electronics assumed their portion of the related borrowing. The Company has also recovered certain of these costs from insurers. As a result, the Company recorded $113 million of recoveries in connection with the class action settlement in its Consolidated Statements of Operations for 2007. Based on the Separation and Distribution Agreement, the Company recorded payables to Covidien and Tyco Electronics for their portion of the 2007 recoveries with an offset to shareholders' equity. The Company recovered an additional $38 million of costs from insurers during 2008. The Company recorded payables to Covidien and Tyco Electronics for their respective shares of the 2008 recoveries resulting in a net $10 million credit recorded to class action settlement, net in the Consolidated Statements of Operations.

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

        Based on the Separation and Distribution Agreement, Tyco had a receivable from Covidien and Tyco Electronics for their portion of the liability of $1,257 million and $927 million, respectively as of September 28, 2007 and corresponding payables to Covidien and Tyco Electronics for their interest in the escrow accounts. Receivables and payables that pertain to the class action settlement and related escrow accounts with the same counterparty were presented net in the Consolidated Balance Sheets. Tyco's portion of the liability was $808 million as of September 28, 2007. These amounts were extinguished during the second quarter of 2008.

        The June 2007 class action settlement did not purport to resolve all legacy securities cases, and several remain outstanding, the most significant of which is Stumpf v. Tyco International Ltd., which is a class action lawsuit in which the plaintiffs allege that Tyco, among others, violated the disclosure provisions of the federal securities laws. The matter arises from Tyco's July 2000 initial public offering of common stock of TyCom Inc., and alleges that the TyCom registration statement and prospectus relating to the sale of common stock were inaccurate, misleading and failed to disclose facts necessary to make the registration statement and prospectus not misleading. The complaint further alleges the defendants violated securities laws by making materially false and misleading statements and omissions concerning, among other things, executive compensation, TyCom's business prospects and Tyco's and TyCom's finances. The matter is currently in the pre-trial stages of litigation. As discussed below the Company reserved its best estimate of probable loss related to this matter in the second quarter of 2009.

        In addition to the Stumpf matter, Tyco is a party to several lawsuits based on alleged violations of federal securities laws, fraud and negligence committed by former management. These matters consist of Jasin v. Tyco International Ltd., et al., an action brought by a pro se plaintiff, Hall v. Kozlowski, et al, an action brought by a pro se plaintiff relating to the plaintiff's employment, 401(k), pension plans and ownership of Tyco common stock, and several affirmative actions brought by Tyco against Messrs. Kozlowski, Swartz and Walsh, former executives and a director of Tyco. In connection with our affirmative actions, Messrs. Kozlowski and Swartz have made counterclaims seeking amounts allegedly due in connection with the former executives' compensation and retention arrangements and under ERISA, and Mr. Walsh has made claims alleging that Tyco is required to indemnify him for his defense costs arising from his role as a Tyco director. Tyco intends to vigorously defend each of these actions and does not believe that the ultimate outcome of any of these matters will have a material adverse affect on its financial position, results of operations or cash flows.

        The Company settled a number of legacy securities lawsuits in 2008. In connection with these settlements, the Company made total payments of $109.25 million. Pursuant to the Separation and Distribution Agreement, the Company's share of these settlement amounts was approximately $30 million, with Covidien and Tyco Electronics responsible for approximately $45 million and $34 million, respectively. The Company recorded the settlement and related receivables from each of Covidien and Tyco Electronics for their respective shares of the settlement amount resulting in a net charge to selling, general and administrative expenses for its share of the settlement of approximately $30 million.

        Through the second quarter of fiscal 2009, the Company settled additional legacy legal matters, including several of the lawsuits filed by plaintiffs that had opted out of the June 2007 class action settlement for an aggregate amount of approximately $90 million. Pursuant to the Separation and Distribution Agreement, the Company's share of these settlement amounts was approximately $24 million, with Covidien and Tyco Electronics responsible for approximately $38 million and $28 million, respectively. The Company recorded the total settlement amount of $90 million as a liability within the Company's Consolidated Balance Sheet as of March 27, 2009, and recorded receivables due from Covidien and Tyco Electronics for their respective portions of the liability in other current assets in the Company's Consolidated Balance Sheet as of March 27, 2009. As a result, the Company recorded $24 million in charges to its Consolidated Statements of Operations during 2009.

        During the second quarter of 2009, the Company concluded that its best estimate of probable loss for the legacy securities matters outstanding at the time was $375 million in the aggregate, which the Company recorded as a liability in accrued and other current liabilities in the Consolidated Balance Sheet as of March 27, 2009. Due to the sharing provisions in the Separation and Distribution Agreement, the Company also recorded receivables from Covidien and Tyco Electronics in the amounts of $158 million and $116 million, respectively, which were recorded in other current assets in the Company's Consolidated Balance Sheet as of March 27, 2009. As a result, the Company recorded a net charge of $101 million related to legacy securities matters during the quarter ended March 27, 2009 in selling, general, and administrative expenses in the Consolidated Statements of Operations.

        In the second half of fiscal 2009, the Company agreed to settle with all of the remaining plaintiffs that had opted-out of the class action settlement as well as plaintiffs who had brought ERISA related claims for a total of $271 million. Pursuant to the Separation and Distribution Agreement, the Company's share of the settlement amount was approximately $73 million, with Covidien and Tyco Electronics responsible for approximately $114 million and $84 million, respectively. This settlement activity did not result in the Company recording a charge to its Consolidated Statements of Operations as the Company had established a reserve for its best estimate of the amount of loss during the second quarter of 2009 as discussed above. The Company continues to believe that the accrual remaining as of September 25, 2009 is its best estimate for the remaining unresolved claims. Although the Company has reserved its best estimate of probable loss, related to unresolved legacy securities claims, their ultimate resolution could differ from the estimate and could have a material adverse effect on the Company's financial position, results of operations or cash flows.

        Under the terms of the Separation and Distribution Agreement, each of Tyco, Covidien and Tyco Electronics are jointly and severally liable for the full amount of any legacy securities matters (excluding the counter-claims brought by former executives and a director described above).

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to known environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 25, 2009, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $31 million to $85 million. As of September 25, 2009, Tyco concluded that the best estimate within this range is approximately $40 million, of which $12 million is included in accrued and other current liabilities and $28 million is included in other liabilities in Tyco's Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

        Tyco has recorded asset retirement obligations ("AROs") for the estimated future costs associated with legal obligations to retire certain assets. As of September 25, 2009 and September 26, 2008, the Company's AROs were $11 million and $13 million, respectively. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos Matters

        The Company and certain of its subsidiaries are named as defendants in bodily injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. Of the lawsuits that have proceeded to trial since 2005, the Company has won or settled all but one case, with that one case returning an adverse jury verdict for approximately $7.7 million, which included both compensatory and punitive damages. The Company has appealed the verdict and believes that it will ultimately be overturned. As of September 25, 2009, there were 4,200 lawsuits pending against the Company and its subsidiaries. Each lawsuit typically includes several claims, and the Company has determined that it had 5,509, 6,569 and 6,461 claims outstanding as of September 25, 2009, September 26, 2008 and September 28, 2007, respectively. These amounts reflect adjustments for claims that are not actively being prosecuted, identify incorrect defendants or are duplicative of other actions.

        Annually, in the fiscal fourth quarter, the Company performs an analysis to update its estimated asbestos-related assets and liabilities. The Company's estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is based on claim experience over the past five years and covers claims expected to be filed, including related defense costs, over the next seven years on an undiscounted basis. Due to a high degree of uncertainty regarding the pattern and length of time over which claims will be made and other factors, the Company has concluded that estimating the liability beyond the seven year period will not provide a reasonable estimate, and accordingly has not recorded a liability for asbestos-related costs beyond 2016. The Company's estimate of asbestos-related insurance recoveries represents estimated amounts due to the Company for previously paid and settled claims and the probable reimbursements relating to its estimated liability for pending and future claims. In determining the amount of insurance recoverable, the Company considers available insurance, allocation methodologies, solvency and creditworthiness of the insurers.

        As of September 25, 2009, the Company's estimated net liability of $49 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $240 million, and separately as an asset for insurance recoveries of $191 million. Similarly, as of September 26, 2008, the Company's estimated net liability of $21 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $194 million, and separately as an asset for insurance recoveries of $173 million. The increase in liability from 2008 to 2009 was due to a number of factors, but was primarily driven by the increase in mesothelioma-related claims noted above, as well as an increase in the average cost of resolution over the past five years. The estimated insurance asset increased due to the availability of certain insurance policies that cover a portion of the increased liability.

        The amounts recorded by the Company for asbestos-related liabilities and insurance-related assets are based on currently available information as well as estimates and assumptions. Key variables and assumptions include the number and type of new claims that are filed each year, the average cost of resolution of claims, the resolution of coverage issues with insurance carriers, and the solvency risk with respect to the Company's insurance carriers. Furthermore, predictions with respect to these variables are subject to greater uncertainty in the later portion of the projection period. Other factors that may affect the Company's liability and cash payments for asbestos-related matters include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms of state or federal tort legislation and the applicability of insurance policies among subsidiaries. The Company believes that its asbestos-related reserves at September 25, 2009, are appropriate, however actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company's calculations vary significantly from actual results.

Compliance Matters

        As previously reported in the Company's periodic filings, the Company has received and responded to various allegations and other information that certain improper payments were made by the Company's subsidiaries and agents in recent years. For example, two subsidiaries in the Company's Flow Control business in Italy have been charged, along with numerous other parties, in connection with the Milan public prosecutor's investigation into allegedly improper payments made to certain Italian entities, and the Company has reported to German authorities potentially improper conduct involving agents retained by the Company's EMEA water business. The Company has reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to these allegations and its internal investigations. The Company also informed the DOJ and the SEC that it retained outside counsel to perform a Company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), and that it would continue to investigate and make periodic progress reports to these agencies. The Company has and will continue to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper payments identified by the Company in the course of our ongoing compliance activities. The baseline review revealed that some business practices may not comply with Tyco and FCPA requirements. At this time, the Company cannot predict the outcome of these matters and other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of these matters. However, it is possible that the Company may be required to pay material fines, consent to injunctions on future conduct, or suffer other criminal or civil penalties or adverse impacts, each of which could have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

        The German Federal Cartel Office ("FCO") charged in early 2007 that certain German subsidiaries in the Company's Flow Control business had engaged in anti-competitive practices, in particular with regard to its hydrant, valve, street box and fittings business. The Company investigated this matter and determined that the conduct may have violated German anti-trust law. The Company is cooperating with the FCO in its investigation of this violation, which is ongoing. The Company cannot estimate the range of potential loss that may result from this violation. It is possible that the Company may be subject to civil or criminal proceedings and may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its financial position, results of operations or cash flows.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent court appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million. The quarterly withdrawal liability payments are $1.1 million, $11 million of which had been paid to date. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

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

        In addition to the foregoing, the Company is subject to claims and suits, including from time to time, contractual disputes and product and general liability claims incidental to present and former operations, acquisitions and dispositions. With respect to many of these claims, the Company either self-insures or maintains insurance through third-parties, with varying deductibles. While the ultimate outcome of these matters cannot be predicted with certainty, the Company believes that the resolution of any such proceedings, whether the underlying claims are covered by insurance or not, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows beyond amounts recorded for such matters.

16.    Retirement Plans

        The Company sponsors a number of pension plans. The Company measures its pension plans as of its fiscal year end. The following disclosures exclude the impact of plans which are immaterial individually and in the aggregate.

        Defined Benefit Pension Plans—The Company has a number of noncontributory and contributory defined benefit retirement plans covering certain of its U.S. and non-U.S. employees, designed in accordance with conditions and practices in the countries concerned. Net periodic pension benefit cost is based on periodic actuarial valuations which use the projected unit credit method of calculation and is charged to the Consolidated Statements of Operations on a systematic basis over the expected average remaining service lives of current participants. Contribution amounts are determined based on local regulations and the advice of professionally qualified actuaries in the countries concerned. The benefits under the defined benefit plans are based on various factors, such as years of service and compensation.

        In connection with the Separation, the Company legally separated certain pension plans that included participants of Tyco Healthcare, Tyco Electronics and other subsidiaries. As a result, the Company remeasured the assets and projected benefit obligation of the separated pension plans. The impact of the remeasurement on continuing operations was immaterial. Also, during 2007, the Company completed the merger of certain pension plans in the United Kingdom, which resulted in an increase to the minimum pension liability with a corresponding decrease to accumulated other comprehensive (loss) income of $10 million, net of income taxes.

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans for 2009, 2008 and 2007 is as follows ($ in millions):

	U.S. Plans			Non-U.S. Plans
	2009	2008	2007	2009	2008	2007
Service cost	$9	$8	$9	$28	$45	$46
Interest cost	49	47	47	69	82	73
Expected return on plan assets	(49)	(58)	(56)	(61)	(82)	(74)
Amortization of initial net asset	—	—	—	—	(1)	(1)
Amortization of prior service cost (credit)	1	1	1	(2)	(3)	(3)
Amortization of net actuarial loss	9	5	12	15	19	30
Plan settlements, curtailments and special termination benefits	—	—	—	(1)	(2)	2

Net periodic benefit cost	$19	$3	$13	$48	$58	$73

Weighted-average assumptions used to determine net periodic pension cost during the year:
Discount rate	7.6%	6.3%	6.0%	6.5%	5.6%	4.9%
Expected return on plan assets	8.0%	8.0%	8.0%	7.0%	7.1%	7.0%
Rate of compensation increase	4.0%	4.0%	4.0%	4.5%	4.4%	4.1%

        The estimated net loss and prior service cost for U.S. pension benefit plans that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost over the next fiscal year are expected to be $26 million and $1 million, respectively.

        The estimated net loss and prior service credit for non-U.S. pension benefit plans that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost over the next fiscal year are expected to be $29 million and $3 million, respectively.

        The change in benefit obligations, plan assets and the amounts recognized on the Consolidated Balance Sheets for all U.S. and non-U.S. defined benefit plans as of September 25, 2009 and September 26, 2008 is as follows ($ in millions):

	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008
Change in benefit obligations:
Benefit obligations as of beginning of year	$721	$779	$1,414	$1,495
Service cost	10	8	31	45
Interest cost	53	47	75	82
Employee contributions	—	—	6	6
Actuarial loss (gain)	129	(68)	11	(37)
Acquisitions/divestitures	—	—	—	3
Benefits and administrative expenses paid	(50)	(45)	(61)	(64)
Plan settlements, curtailments and special termination benefits	—	—	(7)	(8)
Currency translation	—	—	(129)	(108)

Benefit obligations as of end of year	$863	$721	$1,340	$1,414

Change in plan assets:
Fair value of plan assets as of beginning of year	$670	$762	$1,082	$1,177
Actual return on plan assets	(13)	(51)	(14)	(6)
Employer contributions	24	4	60	67
Employee contributions	—	—	6	6
Acquisitions/divestitures	—	—	—	2
Plan settlements, curtailments and special termination benefits	—	—	(8)	(8)
Benefits and administrative expenses paid	(50)	(45)	(61)	(64)
Currency translation	—	—	(115)	(92)

Fair value of plan assets as of end of year	$631	$670	$950	$1,082

Funded status	$(232)	$(51)	$(390)	$(332)
Contributions after the measurement date	—	3	—	3

Net amount recognized	$(232)	$(48)	$(390)	$(329)

        The Company adopted the measurement date provisions of the authoritative guidance for the employers' accounting for defined benefit pension and other postretirement plans on September 27, 2008. As a result, Tyco measured its plan assets and benefit obligations on September 26, 2008 and adjusted its opening balances of accumulated (deficit) earnings and accumulated other comprehensive (loss) income for the change in net periodic benefit cost and fair value, respectively, from the previously used measurement date of August 31, 2008. The adoption of the measurement date provisions resulted in a net decrease to accumulated earnings of $5 million, net of an income tax benefit of $2 million, and a net increase to accumulated other comprehensive (loss) income of

$61 million, net of income taxes of $28 million. See Note 1 for additional information related to the adoption of the guidance.

	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008
Amounts recognized in the Consolidated Balance Sheets consist of:
Non-current assets	$—	$6	$6	$3
Current liabilities	(3)	(4)	(11)	(11)
Non-current liabilities	(229)	(50)	(385)	(321)

Net amount recognized	$(232)	$(48)	$(390)	$(329)

Amounts recognized in accumulated other comprehensive (loss) income (before income taxes) consist of:
Transition asset	$—	$—	$4	$5
Prior service (cost) credit	(7)	(8)	25	32
Net actuarial loss	(363)	(178)	(418)	(379)

Total loss recognized	$(370)	$(186)	$(389)	$(342)

Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	5.5%	7.0%	5.6%	5.9%
Rate of compensation increase	4.0%	4.0%	4.2%	4.7%

        The accumulated benefit obligation for all U.S. plans as of September 25, 2009 and September 26, 2008 was $862 million and $720 million, respectively. The accumulated benefit obligation for all non-U.S. plans as of September 25, 2009 and September 26, 2008 was $1,287 million and $1,356 million, respectively.

        The accumulated benefit obligation and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $862 million and $631 million, respectively, as of September 25, 2009 and $470 million and $415 million, respectively, as of September 26, 2008.

        The accumulated benefit obligation and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $1,264 million and $919 million, respectively, as of September 25, 2009 and $1,333 million and $1,054 million, respectively, as of September 26, 2008.

        The aggregate benefit obligation and fair value of plan assets for U.S. pension plans with benefit obligations in excess of plan assets were $864 million and $631 million, respectively, as of September 25, 2009 and $472 million and $415 million, respectively, as of September 26, 2008.

        The aggregate benefit obligation and fair value of plan assets for non-U.S. pension plans with benefit obligations in excess of plan assets were $1,323 million and $927 million, respectively, as of September 25, 2009 and $1,395 million and $1,061 million, respectively, as of September 26, 2008.

        In determining the expected return on plan assets, the Company considers the relative weighting of plan assets by class and individual asset class performance expectations as provided by its external advisors.

        The Company's investment strategy for its pension plans is to manage the plans on a going-concern basis. Current investment policy is to maximize the return on assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants. For U.S. pension plans, this policy targets a 60% allocation to equity securities and a 40% allocation to debt securities. Various asset allocation strategies are in place for non-U.S. pension plans, with a weighted-average target allocation of 52% to equity securities, 44% to debt securities and 4% to other asset classes, including real estate and cash equivalents.

        Pension plans have the following weighted-average asset allocations:

	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008
Asset Category:
Equity securities	61%	57%	54%	48%
Debt securities	36%	42%	42%	46%
Real estate	—	—	2%	3%
Cash and cash equivalents	3%	1%	2%	3%

Total	100%	100%	100%	100%

        Although the Company does not buy or sell any of its own securities as a direct investment for its pension funds, due to external investment management in certain commingled funds, the plans may indirectly hold Tyco securities. The aggregate amount of the securities would not be considered material relative to the total fund assets.

        During 2009, the Company contributed $61 million to its U.S. and non-U.S. pension plans, which represented the Company's minimum required contributions to its pension plans for fiscal year 2009. Additionally, the Company made voluntary contributions of $22 million during 2009 to its U.S. pension plans.

        The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates as well as to make discretionary voluntary contributions from time-to-time. The Company anticipates that it will contribute at least the minimum required to its pension plans in 2010 of $4 million for the U.S. plans and $76 million for non-U.S. plans.

        Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows ($ in millions):

	U.S. Plans	Non-U.S. Plans
2010	$44	$47
2011	45	50
2012	46	56
2013	48	61
2014	49	65
2015-2019	269	388

        The Company also participates in a number of multi-employer defined benefit plans on behalf of certain employees. Pension expense related to multi-employer plans was $1 million, $1 million and $3 million in 2009, 2008 and 2007, respectively.

        Executive Retirement Arrangements—Messrs. Kozlowski and Swartz participated in individual Executive Retirement Arrangements maintained by Tyco (the "ERA"). Under the ERA, Messrs. Kozlowski and Swartz would have fixed lifetime benefits commencing at their normal retirement age of 65. The Company's accrued benefit obligations for Messrs. Kozlowski and Swartz as of September 25, 2009 were $81 million and $42 million, respectively. The Company's accrued benefit obligations for Messrs. Kozlowski and Swartz as of September 26, 2008 were $76 million and $39 million, respectively. Retirement benefits are available at earlier ages and alternative forms of benefits can be elected. Any such variations would be actuarially equivalent to the fixed lifetime benefit starting at age 65. Amounts owed to Messrs. Kozlowski and Swartz under the ERA are the subject of litigation brought by the Company against Messrs. Kozlowski and Swartz.

        Defined Contribution Retirement Plans—The Company maintains several defined contribution retirement plans, which include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $79 million, $84 million and $78 million for 2009, 2008 and 2007, respectively. The Company also maintains an unfunded Supplemental Executive Retirement Plan ("SERP"). This plan is nonqualified and restores the employer match that certain employees lose due to IRS limits on eligible compensation under the defined contribution plans. Gain related to the SERP was $1 million in 2009 and 2008, respectively, while an expense of $3 million in 2007 was incurred.

        Deferred Compensation Plans—The Company has nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to a number of funds in the Company's 401(k) plans and the account balance fluctuates with the investment returns on those funds. Deferred compensation gain was $5 million and $1 million and an expense of $13 million in 2009, 2008 and 2007, respectively. Total deferred compensation liabilities were $97 million and $91 million as of September 25, 2009 and September 26, 2008, respectively.

        Rabbi Trusts—Historically, the Company held assets within rabbi trusts, the assets of which could be used to pay non-qualified plan benefits. Trust assets were primarily composed of corporate-owned life insurance policies. During fiscal year 2007, the Company, as permitted under the trust agreement, sold substantially all of its assets held in the trusts and received $271 million of proceeds. The remaining trust assets were not material as of September 25, 2009 and September 26, 2008. The trust assets, which are consolidated, are subject to the claims of the Company's creditors in the event of the Company's insolvency. Plan participants are general creditors of the Company with respect to these benefits.

        Postretirement Benefit Plans—The Company generally does not provide postretirement benefits other than pensions for its employees. However, certain acquired operations provide these benefits to employees who were eligible at the date of acquisition, and a small number of U.S. and Canadian operations provide ongoing eligibility for such benefits.

        Net periodic postretirement benefit cost for 2009, 2008 and 2007 is as follows ($ in millions):

	2009	2008	2007
Service cost	$—	$—	$—
Interest cost	4	4	4
Amortization of prior service credit	(1)	—	(1)
Amortization of net actuarial gain	(1)	(1)	(2)

Net periodic postretirement benefit cost	$2	$3	$1

Weighted-average assumptions used to determine net periodic postretirement benefit cost during the period:
Discount rate	7.4%	6.1%	5.7%

        The components of the accrued postretirement benefit obligations, substantially all of which are unfunded as of September 25, 2009 and September 26, 2008, are as follows ($ in millions):

	2009	2008
Change in benefit obligations:
Benefit obligations as of beginning of year	$63	$69
Service cost	—	—
Interest cost	4	4
Actuarial loss (gain)	6	(3)
Acquisitions and mergers	4	—
Benefits paid	(7)	(7)

Benefit obligations as of end of year	$70	$63

Change in plan assets:
Fair value of plan assets as of beginning of year	$—	$—
Employer contributions	7	7
Benefits paid	(7)	(7)

Fair value of plan assets as of end of year	$—	$—

Funded status	$(70)	$(63)
Contributions after the measurement date	—	1

Net amount recognized	$(70)	$(62)

	2009	2008
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(7)	$(6)
Non-current liabilities	(63)	(56)

Net amount recognized	$(70)	$(62)

Amounts recognized in accumulated other comprehensive (loss) income (before income taxes) consist of:
Prior service credit	$2	$3
Net actuarial gain	5	11

Total income recognized	$7	$14

Weighted-average assumptions used to determine postretirement benefit obligations at year end:
Discount rate	5.2%	6.6%

        The Company expects to make contributions to its postretirement benefit plans of $7 million in 2010.

        Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows ($ in millions):

2010	$7
2011	7
2012	6
2013	6
2014	6
2015-2019	28

        For measurement purposes, a 8.0% and 9.4% composite annual rate of increase in the per capita cost of covered health care benefits was assumed as of September 25, 2009 and September 26, 2008, respectively. As of September 25, 2009 and September 26, 2008, the composite annual rate of increase in health care benefit costs was assumed to decrease gradually to 4.6% and 5.0% by the years 2027 and 2015, respectively, and remain at that level thereafter. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects ($ in millions):

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	4	(3)

17.    Shareholders' Equity

        As discussed in Note 1, effective March 17, 2009, the Company changed its jurisdiction of incorporation from Bermuda to the Canton of Schaffhausen, Switzerland. In connection with the Change of Domicile, the par value of the Company's common shares increased from $0.80 per share to 8.53 Swiss francs (CHF) per share (or $7.21 based on the exchange rate in effect on March 17, 2009).

The Change of Domicile was approved at a special general meeting of shareholders held on March 12, 2009. The following steps occurred in connection with the Change of Domicile, which did not result in a change to Total Shareholders' Equity:

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

        Preference Shares—In connection with the Change of Domicile, all authorized preference shares were cancelled. At September 26, 2008 Tyco had authorized 31,250,000 preference shares, par value of $4 per share, none of which were issued and outstanding.

        Common Shares—As of September 25, 2009 the Company's share capital amounted to CHF 3,867,911,465.07 or 479,295,101 registered common shares with a par value of CHF 8.07 per share. Until March 12, 2011, the Board of Directors may increase the Company's share capital by a maximum amount of CHF 1,933,955,728.50 by issuing a maximum of 239,647,550 shares. In addition, until March 12, 2011, (i) the share capital of the Company may be increased by an amount not exceeding CHF 386,791,145.70 through the issue of a maximum of 47,929,510 shares through the exercise of conversion and/or option or warrant rights granted in connection with bonds, notes or similar instruments including convertible debt instruments and (ii) the share capital of the Company may be increased by an amount not exceeding CHF 386,791,145.70 through the issue of a maximum of 47,929,510 shares to employees and other persons providing services to the Company. Although the Company states its par value in Swiss francs it continues to use the U.S. dollar as its reporting currency for preparing its Consolidated Financial Statements.

        Shares Owned by Subsidiaries and Common Shares Held in Treasury—Prior to the Change of Domicile, approximately 21 million shares held by the Company directly or indirectly in treasury were cancelled. As of September 25, 2009 there were approximately 5 million shares held in treasury. As of September 26, 2008 there were approximately 22 million shares held by a subsidiary and 5 million shares held directly in treasury.

        Share Premium and Contributed Surplus—As of September 26, 2008, Tyco International Ltd. was incorporated under the laws of Bermuda. In accordance with the Bermuda Companies Act 1981, when Tyco issued shares for cash at a premium to their par value, the resulting premium was an increase to a share premium account, a non-distributable reserve. Contributed surplus, subject to certain conditions, is a distributable reserve. As discussed above, effective March 17, 2009, the Company ceased to exist as a Bermuda corporation and continued its existence as a Swiss corporation. The Company undertook a number of steps in connection with the Change of Domicile described above, that reduced its share premium to zero as of March 17, 2009 and increased common shares to approximately $3.5 billion. Any share premium remaining after this recapitalization was allocated to contributed surplus, which eliminated the remaining share premium balance.

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

        On March 12, 2009 the Company's Board of Directors declared a quarterly dividend on the Company's common shares of CHF 0.23 per share, which was paid on May 27, 2009 to shareholders of record on April 30, 2009. On May 7, 2009 the Company's Board of Directors declared a quarterly dividend on the Company's common shares of CHF 0.23 per share, which was paid on August 26, 2009 to shareholders of record on July 31, 2009. On September 10, 2009 the Company's Board of Directors declared a quarterly dividend on the Company's common shares of CHF 0.23 per share, which will be paid on November 24, 2009 to shareholders of record on October 30, 2009. These quarterly dividends represent the first, second and third installments of an annual dividend of CHF 0.93 per share approved by the shareholders on March 12, 2009. While certain administrative steps need to occur to effectuate the dividend payment, approval by the shareholders establishes the dividend under Swiss law. As a result, the Company recorded an accrued dividend of CHF 440 million as of March 12, 2009 which approximated $377 million based on the exchange rate in effect on that date. The dividend was approved at the special shareholders meeting on March 12, 2009 and is made in the form of a return of capital. This amount was recorded as a reduction of common shares, which reduced the Company's par value of CHF 8.53 to CHF 7.60. However, the Company expects to actually pay dividends in U.S. dollars, based on exchange rates in effect shortly before the payment date. Prior to the Change of Domicile, on December 4, 2008, the Company's Board of Directors declared a quarterly dividend on the Company's common shares of $0.20 per share, which was paid on February 2, 2009 to shareholders of record on January 5, 2009. This amount was recorded as a reduction of accumulated (deficit) earnings. On December 6, 2007, March 13, 2008 and May 8, 2008 the Company's Board of Directors declared a quarterly dividend on the Company's common shares of $0.15 per share, which were paid on February 1, 2008, May 1, 2008 and August 1, 2008, respectively, to shareholders of record on January 3, 2008, April 1, 2008 and July 1, 2008, respectively. On September 9, 2008 the Company's Board of Directors declared a quarterly dividend on the Company's common shares of $0.20 per share, which was paid on November 3, 2008 to shareholders of record on October 1, 2008.

        Share Repurchase Programs—The Company's Board of Directors approved the $1.0 billion 2008 Share Repurchase Program, $1.0 billion 2007 Share Repurchase Program, $2.0 billion 2006 Share Repurchase Program, and the $1.5 billion 2005 Share Repurchase Program in July 2008, September 2007, May 2006, and September 2005, respectively. The following table represents the number of shares and dollar amount of repurchases made under each of the Company's repurchase programs by fiscal year and the remaining amount available for repurchase as of September 25, 2009:

	2008 Share Repurchase Program		2007 Share Repurchase Program		2006 Share Repurchase Program		2005 Share Repurchase Program
	Shares (in millions)	Amount ($ in billions)	Shares (in millions)	Amount ($ in billions)	Shares (in millions)	Amount ($ in billions)	Shares (in millions)	Amount ($ in billions)
Approved Repurchase Amount		$1.0		$1.0		$2.0		$1.5
Repurchases
Fiscal 2008	2.5	0.1	23.1	0.9	—	—	—	—
Fiscal 2007	N/A	N/A	1.3	0.1	5.0	0.7	—	—
Fiscal 2006	N/A	N/A	N/A	N/A	13.0	1.3	11.0	1.2
Fiscal 2005	N/A	N/A	N/A	N/A	N/A	N/A	3.0	0.3

Remaining Amount Available		$0.9		$—		$—		$—

18.    Share Plans

        In connection with the Separation in 2007, share options were modified through the issuance of Covidien and Tyco Electronics share options. As a result of the one for four share split, share option exercise prices for the Tyco awards were adjusted. Generally, employee share options converted into share options of the employer with the exception of corporate employees whose awards converted into share options of all three companies. The revisions made to the share options as a result of the Separation constituted a modification which required a comparison of fair values of the share options immediately before the Separation and the fair values immediately after the Separation. In certain instances, the fair value immediately after the Separation was higher. As a result, the modification resulted in incremental compensation cost of $15 million. Of this amount, $0.3 million, $1 million and $13 million ($11 million in discontinued operations) were recorded in 2009, 2008 and 2007, respectively. The 2009 and 2008 amounts are included in selling, general and administrative expenses while the 2007 amount is included in separation costs on the Company's Consolidated Statements of Operations. The remaining balance will be recorded in continuing operations over the remaining vesting period of the share options. Except for the changes described, the principal terms of the share options remain unchanged from the original grant.

        Also in connection with the Separation, Tyco employee restricted share awards and restricted stock units (collectively, "restricted share awards") were modified through the issuance of Covidien and Tyco Electronics restricted shares or the conversion to shares of the employer. Restricted shares and restricted share units held by employees in the company in which they were not employed were subject to accelerated vesting provisions and vested 50% on the first day of trading after the Separation and 50% six months thereafter. This accelerated vesting resulted in $14 million of accelerated compensation expense for Tyco's continuing operations. Tyco recorded $12 million as selling, general and administrative expenses in the fourth quarter of 2007 and recorded the remaining expense in the first quarter of 2008. Equity awards under the UK Save-As-You-Earn Plan (the "SAYE Plan") were not modified in connection with the Separation and resulted in additional compensation expense of

$14 million. Of this amount, $2 million, $7 million ($1 million in discontinued operations) and $5 million ($2 million in discontinued operations) were recorded in 2009, 2008 and 2007, respectively.

        Except for the changes described, the principal terms and conditions of restricted shares, restricted units and deferred stock units of the employees remain unchanged from the original grant.

        Also in connection with the Separation, the Company amended the terms of performance based awards granted on November 22, 2005 to provide for vesting of the remaining awards without regard to the original performance measures. The original performance awards, which were previously adjusted to reflect the attainment of performance metrics through fiscal year 2006, were converted to time based restricted stock units of the employer, with the exception of corporate employees whose outstanding awards were converted to time based restricted stock units of the three separate companies.

        Effective October 1, 2005, the Company utilized the modified prospective transition method to account for its shared based payment awards. Under this transition method the compensation cost recognized beginning October 1, 2005 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the estimated grant-date fair value and (ii) all share-based payments granted subsequent to September 30, 2005 based on the estimated grant-date fair value. Compensation cost is generally recognized ratably over the requisite service period or period to retirement eligibility, if shorter.

        Total share-based compensation cost recognized during 2009 was $99 million, all of which is included in selling, general and administrative expenses. Total share-based compensation cost recognized during 2008 was $104 million, which includes $97 million in selling, general and administrative expenses, $3 million in separation costs and $4 million in discontinued operations. Total share-based compensation cost recognized during 2007 was $297 million, which includes $155 million in selling, general and administrative expenses, $13 million in restructuring and asset impairment charges, net, $6 million in separation costs and $123 million in discontinued operations. The Company has recognized a related tax benefit associated with its share-based compensation arrangements during 2009, 2008 and 2007 of $25 million, $28 million ($1 million in discontinued operations) and $78 million ($31 million in discontinued operations), respectively.

        During 2004, the Tyco International Ltd. 2004 Stock and Incentive Plan (the "2004 Plan") effectively replaced the Tyco International Ltd. Long Term Incentive Plan, as amended as of May 12, 1999 (the "LTIP I Plan") and the Tyco International Ltd. Long Term Incentive Plan II (the "LTIP II Plan") for all awards effective on and after March 25, 2004. The 2004 Plan provides for the award of stock options, stock appreciation rights, annual performance bonuses, long term performance awards, restricted units, restricted shares, deferred stock units, promissory stock and other stock-based awards (collectively, "Awards").

        The 2004 Plan provides for a maximum of 40 million common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2004 Plan. In addition, any common shares that have been approved by the Company's shareholders for issuance under the LTIP Plans but which have not been awarded thereunder as of January 1, 2004, reduced by the number of common shares related to Awards made under the LTIP Plans between January 1, 2004 and March 25, 2004, the date the 2004 Plan was approved by shareholders, (or which have been awarded but will not be issued, owing to expiration, forfeiture, cancellation, return to the Company or settlement in cash in lieu of common shares on or after January 1, 2004) and which are no longer available for any reason

(including the termination of the LTIP Plans) will also be available for issuance under the 2004 Plan. When common shares are issued pursuant to a grant of Awards, the total number of common shares remaining available for grant will be decreased by a margin of at least 1.8 per common share issued. As of September 25, 2009, there were approximately 26 million shares available for future grant under the 2004 Plan (including shares available under both the LTIP I and LTIP II Plans that are now assumable under the 2004 Plan). As of September 25, 2009, 13 million shares had been granted under the 2004 Plan.

        The 1994 Plan provided for the issuance of restricted stock grants to officers and non-officer employees. The 1994 Plan expired in November 2004; thus no additional grants of restricted stock have been made under this plan since November 2004 and no shares are available for future grant. As of September 25, 2009, 4 million shares remained outstanding which were granted under the 1994 Plan prior to the November 2004 expiration.

        The LTIP I Plan reserved common shares for issuance to Tyco's directors, executives and managers as share options. This plan was administered by the Compensation and Human Resources Committee of the Board of Directors of the Company, which consisted exclusively of independent directors of the Company. During 2009, there were approximately 0.1 million shares originally reserved for issuance under this plan, which became available for future grant under the 2004 Plan.

        The LTIP II Plan was a broad-based option plan for non-officer employees. The terms and conditions of this plan were similar to the LTIP I Plan. During 2009, there were approximately 1.5 million shares originally reserved for issuance under this plan, which became available for future grant under the 2004 Plan.

        Share Options—Options are granted to purchase common shares at prices which are equal to or greater than the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant under the 2004 Plan. Options are generally exercisable in equal annual installments over a period of three or four years and will generally expire 10 years after the date of grant. Historically, the Company's practice has been to settle stock option exercises through either newly issued shares or from shares held in treasury, which were repurchased by the Company. Since our reincorporation in Switzerland, we intend to settle stock option exercises from shares held in treasury, which were repurchased by the Company.

        The grant-date fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company's stock and implied volatility derived from exchange traded options. Post-Separation, expected volatility was calculated based on an analysis of historic and implied volatility measures for a set of peer companies. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual share option forfeitures. The weighted-average assumptions used in the Black-Scholes option pricing model for 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Expected stock price volatility	32%	27%	30%
Risk free interest rate	2.67%	2.93%	4.52%
Expected annual dividend per share	$0.80	$0.62	$0.58
Expected life of options (years)	5.2	4.5	4.7

        The weighted-average grant-date fair values of options granted during 2009, 2008 and 2007 was $7.09, $11.06 and $15.35, respectively. The total intrinsic value of options exercised during 2009, 2008 and 2007 was $0.5 million, $16 million and $163 million, respectively. The related excess cash tax benefit classified as a financing cash inflow for 2009, 2008 and 2007 was not significant.

        A summary of option activity as of September 25, 2009 and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding as of September 26, 2008	23,304,454	$49.77
Granted	5,492,070	28.81
Exercised	(82,431)	22.67
Expired	(2,532,365)	53.80
Forfeited	(488,982)	37.32

Outstanding as of September 25, 2009	25,692,746	45.22	5.6	$75
Vested and unvested expected to vest as of September 25, 2009	24,936,862	45.61	5.5	72
Exercisable as of September 25, 2009	17,757,367	49.26	4.2	48

        As of September 25, 2009, there was $51 million of total unrecognized compensation cost related to non-vested options granted. The cost is expected to be recognized over a weighted-average period of 2.2 fiscal years.

        Employee Stock Purchase Plans—Substantially all full-time employees of the Company's U.S. subsidiaries and employees of certain qualified non-U.S. subsidiaries were eligible to participate in an employee share purchase plan ("ESPP"). Eligible employees authorized payroll deductions to be made for the purchase of shares. The Company matched a portion of the employee contribution by contributing an additional 15% of the employee's payroll deduction. All shares purchased under the plan were purchased on the open market by a designated broker. The ESSP was suspended indefinitely during the quarter ended September 25, 2009.

        Under the SAYE Plan, eligible employees in the United Kingdom were granted options to purchase shares at the end of three years of service at 85% of the market price at the time of grant. Options under the SAYE Plan are generally exercisable after a period of three years and expire six months after the date of vesting. The SAYE Plan provided for a maximum of 10 million common shares to be issued; as of September 25, 2009, there were 7 million shares available for future issuance. All of the shares purchased under the SAYE Plan were purchased on the open market. The SAYE Plan was approved on November 3, 1999 for a ten year period and has expired according to its terms on November 3, 2009. The International Benefits Oversight Committee has not approved any additional grants since the last annual grant on October 9, 2008 and it has not applied for approval of a replacement for the SAYE Plan at this time.

        A summary of option activity under the SAYE Plan as of September 25, 2009 and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding as of September 26, 2008	612,319	$27.65
Granted	126,186	34.41
Exercised	(251,619)	21.50
Expired	(75,820)	31.87
Forfeited	(35,160)	31.70

Outstanding as of September 25, 2009	375,906	32.82	1.5	$1
Vested and unvested expected to vest as of September 25, 2009	342,194	32.53	1.4	1
Exercisable as of September 25, 2009	85,405	21.46	—	1

        The grant-date-fair value of each option grant is estimated using the Black-Scholes option pricing model. Assumptions for expected volatility, the average expected life, the risk-free rate, as well as the expected annual dividend per share were made using the same methodology as previously described under Share Options.

        The weighted-average grant-date fair values of options granted under the SAYE Plan during 2009 and 2008 was $3.47 and $14.18, respectively. There were no options granted under the SAYE Plan during 2007. The total intrinsic value of options exercised during 2009, 2008 and 2007 was $1 million, $3 million and $5 million, respectively. The related excess cash tax benefit classified as a financing cash inflow for 2009, 2008 and 2007 was not significant.

        As of September 25, 2009, there was $1 million in total unrecognized compensation cost related to non-vested options granted under the SAYE Plan. The cost is expected to be recognized over a period of 1.1 fiscal years.

        Restricted Share Awards—Restricted share awards are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant under the 2004 Plan. All restrictions on the award will lapse upon normal retirement, death or disability of the employee.

        The fair market value of units with certain specified performance criteria are expensed over the period of vesting. For grants that vest through passage of time, the fair market value of the award at the time of the grant is amortized to expense over the period of vesting. The fair value of restricted share awards is determined based on the market value of the Company's shares on the grant date. Restricted share awards generally vest over a period of three or four years, as determined by the Compensation Committee, and with respect to performance awards upon attainment of various levels of performance that equal or exceed targeted levels. The compensation expense recognized for restricted share awards is net of estimated forfeitures.

        Recipients of restricted shares have the right to vote such shares and receive dividends, whereas recipients of restricted stock units have no voting rights and receive dividend equivalents. Recipients of performance shares have no voting rights and do not receive dividend equivalents.

        A summary of the status of the Company's restricted share awards including performance shares as of September 25, 2009 and changes during the year then ended is presented in the tables below:

Non-vested Restricted Share Awards	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of September 26, 2008	3,502,246	$49.06
Granted	2,105,903	28.56
Vested	(1,574,864)	48.20
Forfeited	(296,575)	41.69

Non-vested as of September 25, 2009	3,736,710	38.75

        The weighted-average grant-date fair value of restricted share awards granted during 2009, 2008 and 2007 was $28.56, $40.27 and $49.49, respectively. The total fair value of restricted share awards vested during 2009, 2008 and 2007 was $74 million, $41 million and $58 million, respectively.

Non-vested Performance Share Awards	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of September 26, 2008	483,050	$61.78
Granted	998,500	27.84
Forfeited	(64,027)	43.16

Non-vested as of September 25, 2009	1,417,523	38.71

        The weighted-average grant-date fair value of performance share awards granted during 2009, 2008 and 2007 was $27.84, $46.11 and $59.49, respectively. The total fair value of performance shares vested during 2007 was $1 million. There were no performance shares which vested during 2009 and 2008.

        As of September 25, 2009, there was $96 million of total unrecognized compensation cost related to both non-vested restricted share awards and performance shares. That cost is expected to be recognized over a weighted-average period of 2.1 fiscal years.

        Deferred Stock Units—Deferred Stock Units ("DSUs") are notional units that are tied to the value of Tyco common shares with distribution deferred until termination of employment. Distribution, when made, will be in the form of actual shares. Similar to restricted share grants that vest through the passage of time, the fair value of DSUs is determined based on the market value of the Company's shares on the grant date and is amortized to expense over the vesting period. Recipients of DSUs do not have the right to vote such shares and do not have the right to receive cash dividends. However, they have the right to receive dividend equivalents. Conditions of vesting are determined at the time of grant. Under the 2004 Plan, the majority of Tyco's DSU grants vest in equal annual installments over three years. The Company has granted 1 million DSUs, the majority of which were outstanding as of September 25, 2009.

        A summary of the status of the Company's DSUs as of September 25, 2009 and changes during the year then ended is presented in the table below:

Non-vested Deferred Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of September 26, 2008	—	$—
Granted	35,210	34.09
Dividend reinvestment	34,213	25.35
Vested	(69,423)	29.78

Non-vested as of September 25, 2009	—	—

        The weighted-average grant-date fair value of DSUs granted during 2009, 2008 and 2007 was $34.09, $44.96 and $42.29, respectively. The total fair value of DSUs vested during 2009, 2008 and 2007 was $2 million, $2 million and $8 million, respectively. As of September 25, 2009, all DSUs are vested.

19.    Accumulated Other Comprehensive (Loss) Income

        The components of accumulated other comprehensive (loss) income are as follows ($ in millions):

	Currency Translation(1)	Unrealized (Loss) Gain on Securities	Unrealized (Loss) Gain on Derivative Instruments	Minimum Pension Liability	Retirement Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of September 29, 2006	$1,805	$(2)	$(1)	$(785)	$—	$1,017
Cumulative effect of adopting a new accounting principle (see Note 16)	—	—	—	215	(396)	(181)
Pre-tax current period change	883	3	1	368	—	1,255
Income tax expense	—	(1)	—	(119)	70	(50)
Distribution of Covidien and Tyco Electronics	(1,797)	—	—	321	—	(1,476)

Balance as of September 28, 2007	891	—	—	—	(326)	565
Pre-tax current period change	(307)	(9)	—	—	(32)	(348)
Income tax expense	—	4	—	—	11	15

Balance as of September 26, 2008	584	(5)	—	—	(347)	232
Cumulative effect of adopting a new accounting principle (see Note 16)	—	—	—	—	89	89
Pre-tax current period change	(203)	14	—	—	(327)	(516)
Income tax expense	—	(5)	—	—	79	74
Other(2)	34	—	—	—	—	34

Balance as of September 25, 2009	$415	$4	$—	$—	$(506)	$(87)

(1)
During the years ended September 25, 2009, September 26, 2008 and September 28, 2007, $21 million, $58 million and $6 million, respectively, were transferred from currency translation adjustments as a result of the sale of foreign entities. These amounts are included in income from discontinued operations.

(2)
Adjustment to accumulated (deficit) earnings recorded to correct the distribution amount to Covidien and Tyco Electronics at the date of the Separation. See Note 2.

20.    Consolidated Segment and Geographic Data

        Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. In connection with the Separation, the Company realigned its management and segment reporting structure effective March 31, 2007. The segment data presented reflects this new segment structure. The Company operates and reports financial and operating information in the following five segments:

  •
  ADT Worldwide designs, sells, installs, services and monitors electronic security systems for residential, commercial, industrial and governmental customers.

  •
  Flow Control designs, manufactures, sells and services valves, pipes, fittings, valve automation and heat tracing products for the oil, gas and other energy markets along with general process industries and the water and wastewater markets.

  •
  Fire Protection Services designs, sells, installs and services fire detection and fire suppression systems for commercial, industrial and governmental customers.

  •
  Electrical and Metal Products designs, manufactures and sells galvanized steel tubing, armored wire and cable and other metal products for non-residential construction, electrical, fire and safety and mechanical customers.

  •
  Safety Products designs, manufactures and sells fire suppression, electronic, security and life safety products, including fire suppression products, breathing apparatus, intrusion security, access control and video management systems. In addition, Safety Products manufactures products installed and serviced by ADT Worldwide and Fire Protection Services.

        Tyco also provides general corporate services to its segments and these costs are reported as Corporate and Other.

        The Company, from time to time, will realign businesses and management responsibility within its operating segments that possess similar characteristics such as product and service offerings. These realignments are designed to more fully leverage existing capabilities and enhance development for future products and services. Effective September 27, 2008, certain businesses were transferred from the Company's ADT Worldwide segment to the Company's Fire Protection Services segment, from the Company's Fire Protection Services segment to the Company's Flow Control segment and from the Company's Electrical and Metal Products segment to the Company's Safety Products segment. The realignment of these businesses results in segment data being presented in line with management's view of segment operating results. The revenue and operating income for 2008 and 2007 has been recast to reflect the realignment of the Company's ADT Worldwide businesses to the Company's Fire Protection Services segment. All the other business realignments were not recast because the changes were immaterial. Selected information in the new segment structure is presented in the following tables for 2009, 2008 and 2007 ($ in millions):

	2009	2008	2007
Net revenue(1):
ADT Worldwide	$7,015	$7,731	$7,288
Flow Control	3,850	4,418	3,766
Fire Protection Services	3,428	3,839	3,726
Electrical and Metal Products	1,392	2,272	1,974
Safety Products	1,552	1,934	1,719
Corporate and Other	—	5	4

	$17,237	$20,199	$18,477

(1)
Revenue by operating segment excludes intercompany transactions.

	2009(1)	2008	2007
Operating (loss) income:
ADT Worldwide	$233	$906	$817
Flow Control	518	618	457
Fire Protection Services	68	325	283
Electrical and Metal Products	(940)	342	159
Safety Products	(789)	284	274
Corporate and Other(2)	(577)	(534)	(3,722)

	$(1,487)	$1,941	$(1,732)

(1)
Operating loss in 2009 includes goodwill and intangible asset impairment charges of $2.705 billion.
(2)
Corporate and Other in 2007 includes a net charge of $2.862 billion related to the class action settlement.

        Total assets by segment as of September 25, 2009, September 26, 2008 and September 28, 2007 are as follows ($ in millions):

	2009	2008	2007
Total assets:
ADT Worldwide	$11,070	$12,223	$12,029
Flow Control	4,489	4,669	4,421
Fire Protection Services	2,628	2,835	2,893
Electrical and Metal Products	629	1,937	1,957
Safety Products	2,288	3,423	3,457
Corporate and Other	4,293	3,449	6,783
Assets held for sale	156	268	1,275

	$25,553	$28,804	$32,815

        Depreciation and amortization and capital expenditures, net by segment for the years ended September 25, 2009, September 26, 2008 and September 28, 2007 are as follows ($ in millions):

	2009	2008	2007
Depreciation and amortization:
ADT Worldwide	$878	$909	$924
Flow Control	69	65	62
Fire Protection Services	34	31	31
Electrical and Metal Products	30	37	27
Safety Products	110	102	94
Corporate and Other	12	10	10

	$1,133	$1,154	$1,148

	2009	2008	2007
Capital expenditures:
ADT Worldwide	$421	$494	$459
Flow Control	107	130	90
Fire Protection Services	25	28	26
Electrical and Metal Products	46	35	29
Safety Products	78	41	51
Corporate and Other	32	6	11

	$709	$734	$666

        Net revenue by geographic area for the years ended September 25, 2009, September 26, 2008 and September 28, 2007 is as follows ($ in millions):

	2009	2008	2007
Net revenue(1):
United States	$8,304	$9,465	$8,910
Other Americas	1,520	1,733	1,419
Europe, Middle East and Africa	4,706	5,749	5,338
Asia—Pacific	2,707	3,252	2,810

	$17,237	$20,199	$18,477

(1)
Revenue is attributed to individual countries based on the reporting entity that records the transaction.

        Long-lived assets by geographic area as of September 25, 2009, September 26, 2008 and September 28, 2007 are as follows ($ in millions):

	2009	2008	2007
Long-lived assets(1):
United States	$2,701	$2,722	$2,681
Other Americas	402	364	339
Europe, Middle East and Africa	539	566	577
Asia—Pacific	605	582	526
Corporate and Other	14	14	117

	$4,261	$4,248	$4,240

(1)
Long-lived assets are comprised primarily of property, plant and equipment and exclude goodwill, other intangible assets, deferred taxes and other shared assets.

21.    Supplementary Consolidated Balance Sheets Information

        Selected supplementary Consolidated Balance Sheets information as of September 25, 2009 and September 26, 2008 is as follows ($ in millions):

	2009	2008
Deferred tax asset—non-current	$1,113	$1,101
Other non-current assets	1,538	1,481

Other assets	$2,651	$2,582

Accrued payroll and payroll related costs	$555	$627
Deferred income tax liability—current	46	51
Income taxes payable—current	87	241
Other	1,788	1,798

Accrued and other current liabilities	$2,476	$2,717

Long-term pension and postretirement liabilities	$825	$559
Deferred income tax liability—non-current	273	542
Income taxes payable—non-current	221	249
Other	1,401	1,365

Other liabilities	$2,720	$2,715

22.    Inventory

        Inventories consisted of the following ($ in millions):

	September 25, 2009	September 26, 2008
Purchased materials and manufactured parts	$514	$681
Work in process	207	272
Finished goods	722	924

Inventories	$1,443	$1,877

        Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

23.    Property, Plant and Equipment

        Property, plant and equipment consisted of the following ($ in millions):

	September 25, 2009	September 26, 2008
Land	$156	$151
Buildings	788	754
Subscriber systems	5,309	5,102
Machinery and equipment	2,398	2,303
Property under capital leases(1)	62	70
Construction in progress	164	132
Accumulated depreciation(2)	(5,380)	(5,019)

Property, plant and equipment, net	$3,497	$3,493

(1)
Property under capital leases consists primarily of buildings.

(2)
Accumulated amortization of capital lease assets was $28 million and $23 million as of September 25, 2009 and September 26, 2008, respectively.

24.    Summarized Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data for the years ended September 25, 2009 and September 26, 2008 is as follows ($ in millions, except per share data):

	2009
	1st Qtr.(1)	2nd Qtr.(2)	3rd Qtr.(3)	4th Qtr.(4)
Net revenue	$4,426	$4,150	$4,240	$4,421
Gross profit	1,557	1,435	1,495	1,607
Income (loss) from continuing operations	272	(2,555)	243	207
Income (loss) from discontinued operations, net of income taxes	5	(12)	44	(2)
Net income (loss)	277	(2,567)	287	205
Basic earnings per share:
Income (loss) from continuing operations	$0.57	$(5.40)	$0.51	$0.44
Income (loss) from discontinued operations, net of income taxes	0.02	(0.02)	0.10	(0.01)
Net income (loss)	0.59	(5.42)	0.61	0.43
Diluted earnings per share:
Income (loss) from continuing operations	0.57	(5.40)	0.51	0.44
Income (loss) from discontinued operations, net of income taxes	0.01	(0.02)	0.09	(0.01)
Net income (loss)	0.58	(5.42)	0.60	0.43

(1)
Income from continuing operations includes restructuring, asset impairment and divestiture charges, net of $8 million and legacy legal charges of $8 million.

(2)
Loss from continuing operations includes goodwill impairments of $2.6 billion, restructuring, asset impairment and divestiture charges, net of $102 million, legacy legal charges of $101 million and intangible asset impairments of $64 million.

(3)
Income from continuing operations includes restructuring and asset impairment charges, net of $37 million.

(4)
Income from continuing operations includes restructuring, asset impairment and divestiture charges, net of $104 million.

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

(1)
Net revenue excludes $425 million of revenue related to discontinued operations. Income from continuing operations includes restructuring, asset impairment and divestiture charges net, of $14 million, and separation costs of $9 million.

(2)
Net revenue excludes $418 million of revenue related to discontinued operations. Income from continuing operations includes restructuring, asset impairment and divestiture charges, net of $42 million, and a legacy legal settlement charge of $20 million slightly offset by a $5 million credit to separation costs.

(3)
Net revenue excludes $264 million of revenue related to discontinued operations. Income from continuing operations includes a class action settlement charge, net of $53 million and a legacy legal settlement charge of $9 million, offset by a credit of $7 million for class action settlement recoveries.

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

25.    Tyco International Finance S.A.

        TIFSA, a wholly-owned subsidiary of the Company, has public debt securities outstanding (see Note 12) which are fully and unconditionally guaranteed by Tyco. TIFSA, which was formed in December 2006, is a holding company established in connection with the Separation as the successor company to TIGSA. During the third quarter of 2007, TIGSA's assets and liabilities were contributed to TIFSA, Covidien and Tyco Electronics. TIGSA was put into liquidation on June 1, 2007. TIFSA directly and indirectly owns substantially all of the operating subsidiaries of the Company, performs treasury operations and has assumed the indebtedness of TIGSA. The following tables present condensed consolidating financial information for Tyco, TIFSA and all other subsidiaries. Condensed financial information for Tyco and TIFSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

        During the second quarter of 2008, the Company completed a tax-free restructuring involving the transfer of certain investments from Tyco to TIFSA. Since the transactions were entirely among wholly-

owned subsidiaries of Tyco, there was no impact on the Company's consolidated financial position, results of operations or cash flows. The transactions did, however, result in an increase to TIFSA's investment in subsidiaries of $1.9 billion. Since these transactions were among entities under common control, their effects have been reflected as of the beginning of the earliest period presented.

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 25, 2009
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$17,237	$—	$17,237
Cost of product sales	—	—	7,584	—	7,584
Cost of services	—	—	3,559	—	3,559
Selling, general and administrative expenses	152	5	4,500	—	4,657
Goodwill and intangible asset impairments	—	—	2,705	—	2,705
Restructuring, asset impairment and divestiture charges, net	4	—	215	—	219

Operating loss	(156)	(5)	(1,326)	—	(1,487)
Interest income	—	—	44	—	44
Interest expense	—	(288)	(13)	—	(301)
Other (expense) income, net	(13)	2	4	—	(7)
Equity in net loss of subsidiaries	(239)	(1,425)	—	1,664	—
Intercompany interest and fees	(1,425)	129	1,296	—	—

(Loss) income from continuing operations before income taxes and minority interest	(1,833)	(1,587)	5	1,664	(1,751)
Income tax benefit (expense)	—	63	(141)	—	(78)
Minority interest	—	—	(4)	—	(4)

Loss from continuing operations	(1,833)	(1,524)	(140)	1,664	(1,833)
Income from discontinued operations, net of income taxes	35	32	35	(67)	35

Net loss	$(1,798)	$(1,492)	$(105)	$1,597	$(1,798)

 CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 26, 2008
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$20,199	$—	$20,199
Cost of product sales	—	—	9,200	—	9,200
Cost of services	—	—	3,923	—	3,923
Selling, general and administrative expenses	58	5	4,843	—	4,906
Class action settlement, net	(10)	—	—	—	(10)
Separation (credits) costs	(19)	—	23	—	4
Goodwill and intangible asset impairments	—	—	10	—	10
Restructuring, asset impairment and divestiture charges, net	—	—	225	—	225

Operating (loss) income	(29)	(5)	1,975	—	1,941
Interest income	47	1	62	—	110
Interest expense	(47)	(336)	(13)	—	(396)
Other income (expense), net	39	(252)	(11)	—	(224)
Equity in net income of subsidiaries	2,552	1,523	—	(4,075)	—
Intercompany interest and fees	(1,467)	143	1,324	—	—

Income from continuing operations before income taxes and minority interest	1,095	1,074	3,337	(4,075)	1,431
Income tax benefit (expense)	—	159	(494)	—	(335)
Minority interest	—	—	(1)	—	(1)

Income from continuing operations	1,095	1,233	2,842	(4,075)	1,095
Income from discontinued operations, net of income taxes	458	465	462	(927)	458

Net income	$1,553	$1,698	$3,304	$(5,002)	$1,553

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 28, 2007
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$18,477	$—	$18,477
Cost of product sales	—	—	8,495	—	8,495
Cost of services	—	—	3,722	—	3,722
Selling, general and administrative expenses	84	(46)	4,738	—	4,776
Class action settlement, net	2,862	—	—	—	2,862
Separation costs	99	1	5	—	105
Goodwill and intangible asset impairments	—	—	59	—	59
Restructuring, asset impairment and divestiture charges, net	—	—	190	—	190

Operating (loss) income	(3,045)	45	1,268	—	(1,732)
Interest income	42	9	53	—	104
Interest expense	(41)	(257)	(15)	—	(313)
Other expense, net	—	(253)	(2)	—	(255)
Equity in net income of subsidiaries	1,745	450	—	(2,195)	—
Intercompany interest and fees	(1,225)	414	811	—	—

(Loss) income from continuing operations before income taxes and minority interest	(2,524)	408	2,115	(2,195)	(2,196)
Income tax benefit (expense)	—	11	(335)	—	(324)
Minority interest	—	—	(4)	—	(4)

(Loss) income from continuing operations	(2,524)	419	1,776	(2,195)	(2,524)
Income from discontinued operations, net of income taxes	782	1,001	1,442	(2,443)	782

Net (loss) income	$(1,742)	$1,420	$3,218	$(4,638)	$(1,742)

CONSOLIDATING BALANCE SHEET
As of September 25, 2009
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$2,354	$—	$2,354
Accounts receivable, net	—	—	2,629	—	2,629
Inventories	—	—	1,443	—	1,443
Intercompany receivables	1,069	29	14,646	(15,744)	—
Prepaid expenses and other current assets	114	—	858	—	972
Deferred income taxes	—	—	413	—	413
Assets held for sale	—	—	156	—	156

Total current assets	1,183	29	22,499	(15,744)	7,967
Property, plant and equipment, net	—	—	3,497	—	3,497
Goodwill	—	—	8,791	—	8,791
Intangible assets, net	—	—	2,647	—	2,647
Investment in subsidiaries	43,490	16,084	—	(59,574)	—
Intercompany loans receivable	—	9,765	18,695	(28,460)	—
Other assets	96	303	2,252	—	2,651

Total Assets	$44,769	$26,181	$58,381	$(103,778)	$25,553

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$200	$45	$—	$245
Accounts payable	—	—	1,244	—	1,244
Accrued and other current liabilities	338	54	2,084	—	2,476
Deferred revenue	—	—	590	—	590
Intercompany payables	9,476	5,177	1,091	(15,744)	—
Liabilities held for sale	5	5	161	(10)	161

Total current liabilities	9,819	5,436	5,215	(15,754)	4,716
Long-term debt	—	3,951	78	—	4,029
Intercompany loans payable	21,450	80	6,930	(28,460)	—
Deferred revenue	—	—	1,134	—	1,134
Other liabilities	559	—	2,161	—	2,720

Total Liabilities	31,828	9,467	15,518	(44,214)	12,599
Minority interest	—	—	13	—	13
Shareholders' Equity:
Preference shares	—	—	2,500	(2,500)	—
Common shares	3,122	—	—	—	3,122
Common shares held in treasury	—	—	(214)	—	(214)
Other shareholders' equity	9,819	16,714	40,564	(57,064)	10,033

Total Shareholders' Equity	12,941	16,714	42,850	(59,564)	12,941

Total Liabilities and Shareholders' Equity	$44,769	$26,181	$58,381	$(103,778)	$25,553

 CONSOLIDATING BALANCE SHEET
As of September 26, 2008
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$1	$1,517	$—	$1,519
Accounts receivable, net	—	—	2,986	—	2,986
Inventories	—	—	1,877	—	1,877
Intercompany receivables	1,097	76	15,069	(16,242)	—
Prepaid expenses and other current assets	9	—	1,229	—	1,238
Deferred income taxes	—	—	541	—	541
Assets held for sale	57	14	268	(71)	268

Total current assets	1,164	91	23,487	(16,313)	8,429
Property, plant and equipment, net	—	—	3,493	—	3,493
Goodwill	—	—	11,619	—	11,619
Intangible assets, net	—	—	2,681	—	2,681
Investment in subsidiaries	45,580	21,774	—	(67,354)	—
Intercompany loans receivable	—	9,799	18,999	(28,798)	—
Other assets	114	83	2,385	—	2,582

Total Assets	$46,858	$31,747	$62,664	$(112,465)	$28,804

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$515	$40	$—	$555
Accounts payable	2	—	1,606	—	1,608
Accrued and other current liabilities	103	76	2,538	—	2,717
Deferred revenue	—	—	594	—	594
Intercompany payables	8,126	6,990	1,126	(16,242)	—
Liabilities held for sale	—	—	211	—	211

Total current liabilities	8,231	7,581	6,115	(16,242)	5,685
Long-term debt	—	3,605	104	—	3,709
Intercompany loans payable	22,573	384	5,841	(28,798)	—
Deferred revenue	—	—	1,187	—	1,187
Other liabilities	560	—	2,155	—	2,715

Total Liabilities	31,364	11,570	15,402	(45,040)	13,296
Minority interest	—	—	14	—	14
Shareholders' Equity:
Preference shares	—	—	2,500	(2,500)	—
Common shares	400	—	(18)	—	382
Common shares held in treasury	(192)	—	—	—	(192)
Other shareholders' equity	15,286	20,177	44,766	(64,925)	15,304

Total Shareholders' Equity	15,494	20,177	47,248	(67,425)	15,494

Total Liabilities and Shareholders' Equity	$46,858	$31,747	$62,664	$(112,465)	$28,804

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 25, 2009
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(160)	$(1,890)	$4,479	$—	$2,429
Net cash used in discontinued operating activities	—	—	(8)	—	(8)
Cash Flows From Investing Activities:
Capital expenditures	—	—	(709)	—	(709)
Proceeds from disposal of assets	—	—	13	—	13
Accounts purchased from ADT dealer program	—	—	(543)	—	(543)
Acquisition of businesses, net of cash acquired	—	—	(48)	—	(48)
Divestiture of businesses, net of cash retained	—	—	2	—	2
Decrease in investments	—	—	17	—	17
Decrease in investment in subsidiaries	1,654	1,352	—	(3,006)	—
Net decrease in intercompany loans	—	2,188	—	(2,188)	—
Other	—	—	(1)	—	(1)

Net cash provided by (used in) investing activities	1,654	3,540	(1,269)	(5,194)	(1,269)
Net cash provided by discontinued investing activities	—	—	66	—	66
Cash Flows From Financing Activities:
Net borrowings (repayments) of debt	—	27	(19)	—	8
Proceeds from exercise of share options	—	—	1	—	1
Dividends paid	(388)	—	—	—	(388)
Repurchase of common shares by subsidiary	—	—	(3)	—	(3)
Decrease in equity from parent	—	(1,673)	(1,333)	3,006	—
Net intercompany loan repayments	(1,123)	—	(1,065)	2,188	—
Transfer from discontinued operations	—	—	58	—	58
Other	16	(5)	(2)	—	9

Net cash used in financing activities	(1,495)	(1,651)	(2,363)	5,194	(315)
Net cash used in discontinued financing activities	—	—	(58)	—	(58)
Effect of currency translation on cash	—	—	(10)	—	(10)

Net (decrease) increase in cash and cash equivalents	(1)	(1)	837	—	835
Cash and cash equivalents at beginning of year	1	1	1,517	—	1,519

Cash and cash equivalents at end of year	$—	$—	$2,354	$—	$2,354

 CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 26, 2008
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(4,034)	$(1,814)	$4,976	$—	$(872)
Net cash used in discontinued operating activities	—	—	(18)	—	(18)
Cash Flows From Investing Activities:
Capital expenditures	—	—	(734)	—	(734)
Proceeds from disposal of assets	—	—	28	—	28
Accounts purchased from ADT dealer program	—	—	(376)	—	(376)
Acquisition of businesses, net of cash acquired	—	—	(347)	—	(347)
Divestiture of businesses, net of cash retained	—	—	1	—	1
Class action settlement escrow	2,960	—	—	—	2,960
Intercompany dividend from subsidiary	—	62	—	(62)	—
Decrease in investments	—	—	32	—	32
Decrease in investment in subsidiaries	—	2,450	—	(2,450)	—
Net increase in intercompany loans	—	(75)	—	75	—
Increase in restricted cash	—	—	(17)	—	(17)
Other	—	—	(1)	—	(1)

Net cash provided by (used in) investing activities	2,960	2,437	(1,414)	(2,437)	1,546
Net cash provided by discontinued investing activities	—	—	911	—	911
Cash Flows From Financing Activities:
Net repayments of debt	—	(546)	(1)	—	(547)
Proceeds from exercise of share options	47	—	2	—	49
Dividends paid	(292)	—	—	—	(292)
Intercompany dividend to parent	—	—	(62)	62	—
Repurchase of common shares by subsidiary	—	—	(854)	—	(854)
Repurchase of common shares held in treasury	(192)	—	—	—	(192)
Decrease in equity from parent	—	—	(2,450)	2,450	—
Net intercompany loan borrowings (repayments)	1,496	—	(1,421)	(75)	—
Transfer from discontinued operations	—	—	897	—	897
Other	—	(76)	4	—	(72)

Net cash provided by (used in) financing activities	1,059	(622)	(3,885)	2,437	(1,011)
Net cash used in discontinued financing activities	—	—	(893)	—	(893)
Effect of currency translation on cash	—	—	(38)	—	(38)

Net (decrease) increase in cash and cash equivalents	(15)	1	(361)	—	(375)
Cash and cash equivalents at beginning of year	16	—	1,878	—	1,894

Cash and cash equivalents at end of year	$1	$1	$1,517	$—	$1,519

 CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 28, 2007
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(930)	$6,560	$(3,816)	$—	$1,814
Net cash provided by discontinued operating activities	—	78	2,420	—	2,498
Cash Flows From Investing Activities:
Capital expenditures	—	—	(666)	—	(666)
Proceeds from disposal of assets	—	—	23	—	23
Accounts purchased from ADT dealer program	—	—	(409)	—	(409)
Acquisition of businesses, net of cash acquired	—	—	(31)	—	(31)
Divestiture of businesses, net of cash retained	—	—	8	—	8
Class action settlement escrow	(2,960)	—	—	—	(2,960)
Liquidation of rabbi trust investments	—	—	271	—	271
Decrease in investments	—	—	4	—	4
Decrease (increase) in investment in subsidiaries	2,971	(4,507)	132	1,404	—
Net increase in intercompany loans	—	(2,135)	—	2,135	—
Decrease in restricted cash	—	—	5	—	5
Other	—	—	15	—	15

Net cash provided by (used in) investing activities	11	(6,642)	(648)	3,539	(3,740)
Net cash used in discontinued investing activities	—	(78)	(810)	78	(810)
Cash Flows From Financing Activities:
Net repayments of debt	—	(5,924)	(4)	—	(5,928)
Proceeds from exercise of share options	369	—	37	—	406
Dividends paid	(791)	—	—	—	(791)
Repurchase of common shares by subsidiary	—	—	(727)	—	(727)
(Decrease) increase in equity from parent	—	(2,977)	4,381	(1,404)	—
Net intercompany loan borrowings	1,355	—	780	(2,135)	—
Transfer from discontinued operations	—	7,825	760	—	8,585
Other	—	—	12	—	12

Net cash provided by (used in) financing activities	933	(1,076)	5,239	(3,539)	1,557
Net cash used in discontinued financing activities	—	—	(872)	(78)	(950)
Effect of currency translation on cash	—	—	70	—	70
Effect of currency translation on cash related to discontinued operations	—	—	33	—	33

Net increase (decrease) in cash and cash equivalents	14	(1,158)	1,616	—	472
Less: net increase in cash related to discontinued operations	—	—	(771)	—	(771)
Cash and cash equivalents at beginning of year	2	1,158	1,033	—	2,193

Cash and cash equivalents at end of year	$16	$—	$1,878	$—	$1,894

26.    Subsequent Events

        The Company has evaluated subsequent events through the time it filed its annual report on Form 10-K on November 16, 2009.

        On October 1, 2009, the Company granted Tyco employees 4.1 million share options with a weighted-average grant-date fair value of $9.17 per share at the date of grant. Additionally, the Company granted 1.3 million and 0.8 million restricted stock units and performance share units with a fair value of $33.75 and $40.19 per share on the date of grant, respectively.

        On September 30, 2009, TIFSA issued $500 million aggregate principle amount of 4.125% notes due 2014, which are fully and unconditionally guaranteed by the Company. TIFSA received net proceeds of approximately $496 million after underwriting discounts and estimated offering expenses. The net proceeds may be used for general corporate purposes which may include repayment of indebtedness, acquisitions, additions to working capital, repurchase of common shares, capital expenditures and investments in the Company's subsidiaries. Also on September 30, 2009, TIFSA entered into interest rate swap contracts to hedge $500 million notional amount of the 6.0% public notes due 2013.

TYCO INTERNATIONAL LTD.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Description	Balance at Beginning of Year	Additions Charged to Income	Divestitures and Other	Deductions	Balance at End of Year
Accounts Receivable:
Year Ended September 28, 2007	$198	$51	$20	$(87)	$182
Year Ended September 26, 2008	182	87	12	(108)	173
Year Ended September 25, 2009	173	111	5	(116)	173