Form 10-Q
period 2009-12-25
TYCO INTERNATIONAL LTD /BER/
filed 2010-01-28
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 25, 2009
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

        The number of common shares outstanding as of January 20, 2010 was 475,191,771.

TYCO INTERNATIONAL LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share data)

	For the Quarters Ended
	December 25, 2009	December 26, 2008
Revenue from product sales	$2,528	$2,768
Service revenue	1,718	1,658

Net revenue	4,246	4,426
Cost of product sales	1,805	1,979
Cost of services	876	890
Selling, general and administrative expenses	1,140	1,140
Restructuring, asset impairment and divestiture charges, net (see Notes 2 and 3)	11	4

Operating income	414	413
Interest income	9	12
Interest expense	(76)	(73)
Other income, net	9	4

Income from continuing operations before income taxes	356	356
Income tax expense	(53)	(84)

Income from continuing operations	303	272
Income from discontinued operations, net of income taxes	—	5

Net income	303	277
Less: noncontrolling interest in subsidiaries net income	1	—

Net income attributable to Tyco common shareholders	$302	$277

Amounts attributable to Tyco common shareholders:
Income from continuing operations	$302	$272
Income from discontinued operations	—	5

Net income attributable to Tyco common shareholders	$302	$277

Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.64	$0.57
Income from discontinued operations	—	0.02

Net income attributable to Tyco common shareholders:	$0.64	$0.59

Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.63	$0.57
Income from discontinued operations	—	0.01

Net income attributable to Tyco common shareholders	$0.63	$0.58

Weighted-average number of shares outstanding:
Basic	476	473
Diluted	479	475

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)

	December 25, 2009	September 25, 2009
Assets
Current Assets:
Cash and cash equivalents	$2,473	$2,354
Accounts receivable, less allowance for doubtful accounts of $176 and $173, respectively	2,499	2,629
Inventories	1,484	1,443
Prepaid expenses and other current assets	957	972
Deferred income taxes	407	413
Assets held for sale	153	156

Total current assets	7,973	7,967
Property, plant and equipment, net	3,506	3,497
Goodwill	8,786	8,791
Intangible assets, net	2,711	2,647
Other assets	2,625	2,651

Total Assets	$25,601	$25,553

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$17	$245
Accounts payable	1,159	1,244
Accrued and other current liabilities	2,171	2,476
Deferred revenue	546	590
Liabilities held for sale	154	161

Total current liabilities	4,047	4,716
Long-term debt	4,506	4,029
Deferred revenue	1,122	1,134
Other liabilities	2,724	2,720

Total Liabilities	12,399	12,599

Commitments and Contingencies (see Note 10)
Tyco Shareholders' Equity:
Common shares, CHF 7.60 par value, 814,801,671 shares authorized; 479,346,720 shares issued as of December 25, 2009 and September 25, 2009, respectively	3,121	3,122
Common shares held in treasury, 4,202,496 and 5,182,984 shares, as of December 25, 2009 and September 25, 2009, respectively	(173)	(214)
Contributed surplus	10,937	10,940
Accumulated deficit	(518)	(820)
Accumulated other comprehensive loss	(179)	(87)

Total Tyco Shareholders' Equity	13,188	12,941
Noncontrolling interest	14	13

Total Equity	13,202	12,954

Total Liabilities and Equity	$25,601	$25,553

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	For the Quarters Ended
	December 25, 2009	December 26, 2008
Cash Flows From Operating Activities:
Net income attributable to Tyco common shareholders	$302	$277
Noncontrolling interests in subsidiaries net income	1	—
Income from discontinued operations, net of income taxes	—	(5)

Income from continuing operations	303	272
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	287	275
Non-cash compensation expense	31	29
Deferred income taxes	4	(17)
Provision for losses on accounts receivable and inventory	34	34
Other non-cash items	3	18
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	91	13
Inventories	(44)	(151)
Prepaid expenses and other current assets	2	14
Accounts payable	(71)	(175)
Accrued and other liabilities	(216)	(300)
Income taxes, net	1	30
Other	(46)	14

Net cash provided by operating activities	379	56

Cash Flows From Investing Activities:
Capital expenditures	(165)	(159)
Proceeds from disposal of assets	16	2
Acquisition of businesses, net of cash acquired	(143)	(45)
Accounts purchased by ADT	(150)	(117)
Other	25	18

Net cash used in investing activities	(417)	(301)

Net cash provided by discontinued investing activities	—	3

Cash Flows From Financing Activities:
Repayment of short-term debt	(242)	(336)
Proceeds from issuance of long-term debt	498	787
Repayment of long-term debt, including debt tenders	(8)	(345)
Proceeds from exercise of share options	6	—
Dividends paid	(107)	(95)
Repurchase of common shares by subsidiary	—	(3)
Transfer from discontinued operations	—	3
Other	12	2

Net cash provided by financing activities	159	13

Net cash used in discontinued financing activities	—	(3)

Effect of currency translation on cash	(2)	(94)

Net increase (decrease) in cash and cash equivalents	119	(326)
Cash and cash equivalents at beginning of period	2,354	1,519

Cash and cash equivalents at end of period	$2,473	$1,193

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

For the Quarters Ended December 25, 2009 and December 26, 2008

(in millions)

	Number of Common Shares	Common Shares $0.80 Par Value	Treasury Shares	Share Premium	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Tyco Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at September 26, 2008	473	$382	$(192)	$9,236	$4,711	$1,125	$232	$15,494	$14	$15,508
Comprehensive income:
Net income						277		277		277
Currency translation							(865)	(865)		(865)
Unrealized gain on marketable securities and derivative instruments net of income taxes of $3 million							5	5		5
Change in unrecognized loss and prior service cost (credit), net of income taxes of $2 million							4	4		4

Total comprehensive loss								(579)		(579)
Dividends declared						(95)		(95)		(95)
Vesting of share based equity awards tax effect					(7)			(7)		(7)
Repurchase of common shares by subsidiary					(3)			(3)		(3)
Compensation expense					29			29		29
Cumulative effect of adopting a new accounting principle, net of income tax benefit of $2 million and income taxes $28 million, respectively, (See Note 11)						(5)	61	56		56
Other						(1)		(1)		(1)

Balance at December 26, 2008	473	$382	$(192)	$9,236	$4,730	$1,301	$(563)	$14,894	$14	$14,908

	Number of Common Shares	Common Shares CHF 7.60 Par Value	Treasury Shares	Contributed Surplus	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Tyco Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at September 25, 2009	474	$3,122	$(214)	$10,940	$(820)	$(87)	$12,941	$13	$12,954
Comprehensive income:
Net income					302		302	1	303
Currency translation						(102)	(102)		(102)
Unrealized gain on marketable securities, net of income taxes of $1 million						1	1		1
Retirement plans, net of income tax benefit of $4 million						9	9		9

Total comprehensive income							210	1	211
Shares issued from treasury for vesting of share-based equity awards	1	(1)	41	(35)			5		5
Compensation expense				32			32		32

Balance at December 25, 2009	475	$3,121	$(173)	$10,937	$(518)	$(179)	$13,188	$14	$13,202

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation and Summary of Significant Accounting Policies

        Basis of Presentation—The unaudited Consolidated Financial Statements include the consolidated results of Tyco International Ltd., a corporation organized under the laws of Switzerland, and its subsidiaries (Tyco and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Tyco"). The financial statements have been prepared in United States dollars ("USD") and in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 2009 (the "2009 Form 10-K").

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

        Revenue related to the sale of electronic tags and labels utilized in retailer anti-theft systems is classified as revenue from product sales. In reporting periods prior to the first quarter of fiscal 2010, revenue related to the sale of electronic tags and labels utilized in retailer anti-theft systems was misclassified as service revenue. Such item had no effect on net revenue, operating (loss) income, net (loss) income and cash flows. No changes have been made to previously filed financial statements or in the comparative quarterly amounts presented herein, as the effect in prior periods is not material. In the first quarter of fiscal 2009, revenue related to the sale of such electronic tags and labels reflected as service revenue was $77 million and related cost of services was $47 million.

        References to 2010 and 2009 are to Tyco's fiscal quarters ending December 25, 2009 and December 26, 2008, respectively, unless otherwise indicated.

        Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation. Specifically, the Company has realigned certain business operations in the first quarter of fiscal 2010, resulting in prior period segment amounts being recast. See Note 13.

        Recently Adopted Accounting Pronouncements—In June 2008, the Financial Accounting Standards Board ("FASB") ratified authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. The guidance addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method. The guidance requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. The guidance became effective for Tyco in the first quarter of fiscal 2010, and has been applied retrospectively to prior periods. The adoption did not have a material impact on the Company's historical annual or quarterly basic and diluted earnings per share. See Note 6 for additional information related to the adoption of the guidance.

        In December 2007, the FASB revised the authoritative guidance for business combinations. The revised guidance retains the underlying concepts of the existing guidance in that business combinations are still accounted for at fair value. However, the accounting for certain other aspects of business

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

combinations will be affected. Acquisition costs will generally be expensed as incurred. Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date. In-process research and development will be recorded at fair value as an indefinite-lived intangible at the acquisition date until it is completed or abandoned and its useful life can be determined. Changes in deferred tax asset valuation allowances and uncertain tax positions after the acquisition date will generally impact income tax expense. The revised guidance also expands required disclosures surrounding the nature and financial effects of business combinations. The revised guidance was adopted by the Company in the first quarter of fiscal 2010. The revised guidance is primarily effective for all business combinations beginning in the first quarter of fiscal 2010 and thereafter, and its adoption did not have a material impact on the Company's financial position, results of operations or cash flows for the quarter ended December 25, 2009.

        In December 2007, the FASB issued authoritative guidance for noncontrolling interests in consolidated financial statements. The guidance requires the recognition of a noncontrolling interest (minority interest prior to the adoption of the guidance) as equity in the Consolidated Financial Statements. The amount of net income attributable to the noncontrolling interest should be included in consolidated net income on the face of the Consolidated Statements of Operations. The guidance also amends certain existing consolidation procedures in order to achieve consistency with the requirements of the revised authoritative guidance for business combinations discussed above. The guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The guidance was adopted by Tyco in the first quarter of fiscal 2010 and has been applied retrospectively. The adoption did not have a material impact on the Company's financial position, results of operations or cash flows.

        In September 2006, the FASB issued authoritative guidance for fair value measurements, which enhances existing guidance for measuring assets and liabilities at fair value. The guidance defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. In February 2008, the FASB issued authoritative guidance which permitted companies to partially defer the effective date of the guidance for one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. During the first quarter of 2009 the Company elected to defer the adoption of the guidance for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The guidance became effective for Tyco in the first quarter of 2009 for financial assets and liabilities only. Tyco adopted the fair value provisions relating to nonfinancial assets and liabilities in the first quarter of fiscal 2010. The adoption did not have a material impact on the Company's financial position, results of operations or cash flows.

        In April 2008, the FASB issued authoritative guidance for determining the useful life of intangible assets. The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The guidance became effective for Tyco in the first quarter of fiscal 2010. The adoption did not have a material impact on the Company's financial position, results of operations or cash flows.

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

        In December 2008, the FASB issued authoritative guidance for employers' disclosures about postretirement benefit plan assets. The guidance requires additional disclosures about plan assets related to an employer's defined benefit pension or other post-retirement plans to enable investors to better understand how investment decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and the significant concentrations of risk within plan assets. The disclosure provisions of the guidance are effective for Tyco in fiscal 2010 and will be adopted concurrent with the pension disclosures associated with the Company's annual valuation process during the fourth quarter of fiscal 2010.

2.    Divestitures

        The Company has continued to assess the strategic fit of its various businesses and has pursued divestiture of certain businesses which do not align with its long-term strategy.

Held for Sale and Reflected as Continuing Operations

        During the fourth quarter of 2009, the Company approved a plan to sell a business in its ADT Worldwide segment. This business has been classified as held for sale; however, its results of operations are presented in continuing operations as the criteria for discontinued operations have not been met. The Company has assessed and determined that the carrying value of this business is recoverable and will continue to assess recoverability based on current fair value, less cost to sell, until the business is sold. The Company expects to complete the sale during fiscal 2010.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.    Divestitures (Continued)

        Balance sheet information for pending divestitures is as follows ($ in millions):

	December 25, 2009	September 25, 2009
Accounts receivable, net	$39	$39
Inventories	1	2
Prepaid expenses and other current assets	20	22
Property, plant and equipment, net	22	22
Goodwill and intangible assets, net	8	9
Other assets	63	62

Total assets	$153	$156

Loans payable and current maturities of long-term debt	$—	$—
Accounts payable	22	22
Accrued and other current liabilities	60	67
Other liabilities	72	72

Total liabilities	$154	$161

Gains (Losses) on divestitures, net

        During the quarters ended December 25, 2009 and December 26, 2008, the Company recorded a $1 million loss and $3 million loss, respectively, in restructuring, asset impairment and divestiture charges, net in the Company's Consolidated Statements of Operations in connection with the divestiture and write-down to fair value less cost to sell of certain businesses that did not meet the criteria for discontinued operations.

Discontinued Operations

        During fiscal year 2007, Tyco completed the spin-offs of its Healthcare and Electronics businesses (the "Separation"). The Company has used available information to develop its best estimates for certain assets and liabilities related to the Separation. In limited instances, final determination of the balances will be made in subsequent periods. During the quarter ended December 26, 2008, the Company recorded an increase to shareholders' equity of $4 million primarily related to adjustments to certain pre-Separation tax liabilities. There were no adjustments during the quarter ended December 25, 2009. Adjustments in the future for the impact of filing final income tax returns in certain jurisdictions where those returns include a combination of Tyco, Covidien and/or Tyco Electronics legal entities and for certain amended income tax returns for the periods prior to the Separation may be recorded to either equity or the statement of operations depending on the specific item giving rise to the adjustment.

3.    Restructuring and Asset Impairment Charges, Net

2009 Program

        During fiscal 2009 and 2010, the Company identified and pursued opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across the Company's businesses (the "2009 Program"). The Company expects such actions to be substantially completed by the end of fiscal 2010 and to incur restructuring and restructuring related charges of approximately $100 million to $150 million in fiscal 2010. During the quarter ended December 25,

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net (Continued)

2009, the Company incurred charges of $11 million. The Company has incurred $241 million of restructuring charges cumulative to date relating to the 2009 Program.

        Restructuring and asset impairment charges, net, during the quarters ended December 25, 2009 and December 26, 2008 related to the 2009 Program are as follows ($ in millions):

	For the Quarter Ended December 25, 2009
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in SG&A	Total
ADT Worldwide	$4	$1	$—	$5
Flow Control	5	1	—	6
Fire Protection Services	2	—	1	3
Safety Products	—	(3)	—	(3)

Total	$11	$(1)	$1	$11

	For the Quarter Ended December 26, 2008
	Employee Severance and Benefits	Charges Reflected in SG&A	Total
ADT Worldwide	$—	$2	$2
Flow Control	1	—	1
Electrical and Metal Products	—	1	1

Total	$1	$3	$4

        Restructuring and asset impairment charges, net incurred cumulative to date from initiation of the 2009 Program are as follows ($ in millions):

	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Charges Reflected in SG&A	Total
ADT Worldwide	$70	$20	$9	$5	$104
Flow Control	23	5	3	—	31
Fire Protection Services	46	1	—	1	48
Electrical and Metal Products	10	2	7	—	19
Safety Products	23	(1)	8	—	30
Corporate and Other	1	8	—	—	9

Total	$173	$35	$27	$6	$241

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net (Continued)

        The rollforward of the reserves related to the 2009 Program from September 25, 2009 to December 25, 2009 is as follows ($ in millions):

Balance as of September 25, 2009	$130
Charges	15
Reversals	(2)
Utilization	(33)
Reclass/transfers	—
Currency translation	(2)

Balance as of December 25, 2009	$108

        Restructuring reserves for businesses that have met the held for sale criteria are included in liabilities held for sale on the Consolidated Balance Sheets and excluded from the table above. See Note 2.

2007 Program and pre-2006 Actions

        During fiscal 2007 and 2008, the Company launched a restructuring program across all of the Company's segments, including the corporate organization, to streamline some of the businesses and reduce the operational footprint (the "2007 Program"). As of December 26, 2008, the Company had substantially completed this program. The Company maintains a restructuring reserve related to the 2007 Program of $45 million and $59 million as of December 25, 2009 and September 25, 2009, respectively. The current period activity in the restructuring reserve balance primarily related to $13 million of cash payments. In addition, the Company continues to maintain restructuring reserves related to certain actions initiated prior to 2006. The total amount of these reserves are $15 million as of both December 25, 2009 and September 25, 2009. The aggregate remaining reserves related to the 2007 Program and pre-2006 actions include employee severance and benefits as well as facility exit costs for long-term non-cancelable lease obligations with expiration dates which range from 2010 to 2022 primarily within the Company's ADT Worldwide, Safety Products and Fire Protection Services segments. The Company incurred nil and $1 million related to the 2007 Program and pre-2006 actions during the quarters ended December 25, 2009 and December 26, 2008, respectively.

        At December 25, 2009 and September 25, 2009, restructuring reserves related to the 2009 Program, 2007 Program and pre-2006 actions, were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	December 25, 2009	September 25, 2009
Accrued and other current liabilities	$124	$159
Other liabilities	44	45

Total	$168	$204

4.    Acquisitions

Acquisitions

        During the quarter ended December 25, 2009, cash paid for acquisitions included in continuing operations totaled $143 million, net of cash acquired of $1 million, which primarily related to the

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Acquisitions (Continued)

acquisition of two Brazilian valve companies, including Hiter Industria e Comercio de Controle Termo-Hidraulico Ltda ("Hiter"), a valve manufacturer which serves a variety of industries including the oil and gas, chemical and petrochemical markets. Net cash paid for the Brazilian valve companies totaled $104 million by the Company's Flow Control segment. In addition, the Company acquired certain assets of a business within its Electrical and Metal Products segment for $39 million.

        During the quarter ended December 26, 2008, cash paid for acquisitions included in continuing operations totaled $45 million, net of cash acquired of $1 million, which primarily related to the acquisition of Vue Technology, Inc., a provider of radio frequency identification (RFID) technology, for $43 million by the Company's Safety Products segment.

ADT Worldwide Account Acquisitions

        Tyco acquired approximately 129,000 and 130,000 customer contracts for electronic security services within the Company's ADT Worldwide segment for $150 million and $139 million during the quarters ended December 25, 2009 and December 26, 2008, respectively. Of these amounts, $150 million and $117 million was paid during the quarters ended December 25, 2009 and December 26, 2008, respectively.

5.    Income Taxes

        The Company did not have a significant change to its unrecognized tax benefits during the quarter ended December 25, 2009.

        Tyco's uncertain tax positions primarily relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
United States	1997-2009
Australia	2004-2009
France	1999-2009
Germany	1998-2009
United Kingdom	2000-2009
Canada	2000-2009

        Based on the current status of its income tax audits, the Company believes that it is reasonably possible that between $25 million and $75 million in unrecognized tax benefits may be resolved in the next twelve months.

        At each balance sheet date, management evaluates whether it is more likely than not that the Company's deferred tax assets will be realized and if sufficient future taxable income will be available by assessing current period and projected operating results and other pertinent data. At December 25, 2009, the Company had recorded deferred tax assets of $1.5 billion, net of valuation allowances of $797 million. If current economic conditions persist or worsen, future taxable income of entities with deferred tax assets could be negatively impacted, which may require additional valuation allowances to be recorded in future reporting periods related to the Company's deferred tax assets.

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

        Under the Tax Sharing Agreement, the Company shares responsibility for certain of Tyco's, Covidien's and Tyco Electronics' income tax liabilities, which result in cash payments, based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and Tyco Electronics share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and Tyco Electronics' U.S. and certain non-U.S. income tax returns. All costs and expenses associated with the management of these shared tax liabilities are shared equally among the parties. In conjunction with estimating its Tax Sharing obligations, Tyco has recorded a net receivable from Covidien and Tyco Electronics representing their estimated share of the Tax Sharing obligations of $115 million and $106 million, as of December 25, 2009 and September 25, 2009, respectively. As of December 25, 2009 and September 25, 2009, $112 million and $103 million, respectively, are included in other noncurrent assets and $3 million and $3 million, respectively, are included in prepaid expenses and other current assets. Other liabilities include $538 million and $554 million at December 25, 2009 and September 25, 2009, respectively, and accrued and other current liabilities include $16 million and nil at December 25, 2009 and September 25, 2009, respectively, for Tyco's obligations under the Tax Sharing Agreement. Tyco assesses the shared tax liabilities and related guaranteed liabilities at each reporting period. The receivable and liability were initially recognized with an offset to shareholders' equity in 2007. During the quarter ended December 25, 2009 and December 26, 2008, the Company recorded income of $9 million and $4 million, respectively, in accordance with the Tax Sharing agreement. Tyco will provide payment to Covidien and Tyco Electronics under the Tax Sharing Agreement as the shared income tax liabilities are settled. Settlement is expected to occur as the audit process by local taxing authorities is completed for the impacted years and cash payments are made. Given the nature of the shared liabilities, the maximum amount of potential future payments is not determinable. Such cash payments, when they occur, will reduce the guarantor liability as such payments represent an equivalent reduction of risk. The Company also assesses the sufficiency of the Tax Sharing Agreement guarantee liability on a quarterly basis and will increase the liability when it is probable that cash payments expected to be made under the Tax Sharing Agreement exceed the recorded balance.

        During the fourth quarter of 2009, the Company, as Audit Management Party under the Tax Sharing Agreement, reached a settlement agreement with the IRS on certain deductions taken by Tyco, Covidien and Tyco Electronics on pre-separation tax returns filed for the periods 2001 to 2004. The settlement did not have a material effect to the Company's results of operations, financial position or cash flows. Additionally, the Company considered the potential impact of the settlement as part of its quarterly assessment of the guarantee liability and concluded that no adjustment to the liability was needed.

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

        The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across the Company's global operations. The Company records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. The Company adjusts these liabilities in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the tax liabilities. If the Company's estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. Substantially all of these potential tax liabilities are recorded in other liabilities on the Consolidated Balance Sheets as payment is not expected within one year.

6.    Earnings Per Share

        As discussed in Note 1, the Company adopted the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities in the first quarter of fiscal 2010. The Company historically issued certain restricted stock awards that vest over a period of three years which contained non-forfeitable rights to dividends and should be treated as participating securities. These types of awards were last issued during fiscal 2006. Awards containing such rights that are unvested are considered to be participating securities and are included in the computation of earnings per share pursuant to the two-class method. All of these awards were vested as of September 25, 2009. As a result, the Company was not required to compute earnings per share for the first quarter of fiscal 2010 using the two-class method. The retrospective application of this guidance did not have an impact on the Company's historically reported earnings per share for the quarter ended December 26, 2008.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.    Earnings Per Share (Continued)

        The reconciliations between basic and diluted earnings per share attributable to Tyco common shareholders are as follows (in millions, except per share data):

	Quarter Ended December 25, 2009				Quarter Ended December 26, 2008
	Income		Shares	Per Share Amount	Income		Shares	Per Share Amount
Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$302		476	$0.64	$272		473	$0.57
Less: Income allocated to participating securities	NA	(1)	—		—	(2)	—
Share options, restricted share awards and deferred stock units	—		3		—		2
Diluted earnings per share attributable to Tyco common shareholders:
Add: Income allocated to participating securities	NA	(1)	—		—	(2)	—

Income from continuing operations attributable to Tyco common shareholders, giving effect to dilutive adjustments	$302		479	$0.63	$272		475	$0.57

(1)
The two-class method is not applicable for the quarter ended December 25, 2009 as all participating securities were vested as of September 25, 2009.

(2)
Income allocated to participating securities rounds to zero.

        The computation of diluted earnings per share for the quarters ended December 25, 2009 and December 26, 2008 excludes the effect of the potential exercise of options to purchase approximately 17 million shares and 25 million shares, respectively, and excludes restricted share awards of approximately 2 million shares and 6 million shares, respectively, because the effect would be anti-dilutive.

7.    Goodwill and Intangible Assets

        Annually, in the fiscal fourth quarter, and more frequently if triggering events occur, the Company tests goodwill for impairment by comparing the fair value of each reporting unit with its carrying amount. Fair value for each reporting unit is determined utilizing a discounted cash flow analysis based on the Company's forecasted cash flows discounted using an estimated weighted-average cost of capital of market participants. A market approach is utilized to corroborate the discounted cash flow analysis performed at each reporting unit. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered potentially impaired. In determining fair value, management relies on and considers a number of factors, including operating results, business plans, economic projections, cash flow forecasts, market data and the Company's overall market capitalization. Fair value determinations are sensitive to changes in the factors described above as well as to inherent uncertainties in applying them to the analysis of goodwill recoverability.

        During the first quarter of 2010, the Company continued to monitor the recoverability of its goodwill. The Company considered and evaluated its market capitalization as well as the other factors

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Goodwill and Intangible Assets (Continued)

described above and concluded its remaining goodwill balance of $8.8 billion as of December 25, 2009 is recoverable. As part of the Company's ongoing monitoring efforts, the Company will continue to consider the global economic environment and volatility in the stock market as well as in the Company's own stock price in assessing goodwill recoverability. Given the current economic environment and the uncertainties regarding the potential impact on the Company's business, there can be no assurance that the Company's estimates and assumptions regarding forecasted cash flow of certain reporting units as well as the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the annual goodwill impairment test performed during the fourth quarter of 2009, will prove to be accurate predictions of the future. If the Company's assumptions are not realized, it is possible that an impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. At the last annual goodwill testing date, the Company had certain reporting units within the Company's ADT Worldwide and Safety Products segments with less than a ten percent excess of fair value over carrying value based on the discounted cash flow analyses. As discussed above, the Company monitored the recoverability of its goodwill and concluded none of the aforementioned reporting units experienced a triggering event which would require goodwill to be tested for impairment on an interim basis. The goodwill balance for these reporting units was approximately $839 million as of December 25, 2009.

        During the first quarter of fiscal 2010, businesses were realigned among the ADT Worldwide and Fire Protection Services segments, ADT Worldwide and Safety Products segments and Fire Protection Services and Safety Products segments. As a result of these realignments, goodwill was reallocated as detailed below. As part of the realignment the Company tested the related goodwill balances for recoverability and determined goodwill continues to be recoverable.

        The changes in the carrying amount of goodwill by segment are as follows ($ in millions):

	ADT Worldwide	Flow Control	Fire Protection Services	Safety Products	Total
Balance as of September 25, 2009	$4,302	$1,993	$1,334	$1,162	$8,791
Acquisitions	—	70	—	—	70
Divestitures	—	—	(1)	(9)	(10)
Goodwill transfer due to realignment	113	—	23	(136)	—
Currency translation	(27)	(32)	—	(6)	(65)

Balance as of December 25, 2009	$4,388	$2,031	$1,356	$1,011	$8,786

        Goodwill for reporting units that have met the held for sale criteria are included in assets held for sale on the Consolidated Balance Sheets and excluded from the table above. See Note 2.

        During the first quarter of 2010, the Company continued to monitor the recoverability of its indefinite lived intangible assets. Based on its evaluation, the Company concluded that its indefinite lived intangible asset balance of $305 million as of December 25, 2009 continues to be recoverable. Indefinite lived intangible assets consisting primarily of trade names are tested for impairment using the relief from royalty method. However, fair value determinations require considerable judgment and are sensitive to change. In light of current economic conditions and the downturn within the retail industry,

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Goodwill and Intangible Assets (Continued)

impairments to intangible assets could occur in future periods. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material.

        The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets as of December 25, 2009 and September 25, 2009 ($ in millions):

	December 25, 2009			September 25, 2009
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Contracts and related customer relationships	$6,673	$4,386	14 years	$6,529	$4,275	14 years
Intellectual property	552	469	20 years	552	462	20 years
Other	49	13	14 years	17	13	10 years

Total	$7,274	$4,868	14 years	$7,098	$4,750	14 years

Non-Amortizable:
Intellectual property	$218			$212
Other	87			87

Total	$305			$299

        Intangible asset amortization expense for the quarters ended December 25, 2009 and December 26, 2008 was $129 million and $127 million, respectively.

        The estimated aggregate amortization expense on intangible assets is expected to be approximately $400 million for the remainder of 2010, $400 million for 2011, $350 million for 2012, $300 million for 2013, $250 million for 2014 and $200 million for 2015.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Debt

        Debt was as follows ($ in millions):

	December 25, 2009	September 25, 2009
Commercial paper(2)	$—	$200
6.75% public notes due 2011	516	516
6.375% public notes due 2011	849	849
Revolving senior credit facility due 2011	—	—
Revolving senior credit facility due 2012	—	—
6.0% public notes due 2013	655	655
4.125% public notes due 2014	498	—
8.5% public notes due 2019	750	750
7.0% public notes due 2019	433	434
6.875% public notes due 2021	716	716
7.0% public notes due 2028	7	14
6.875% public notes due 2029	21	21
Other(1)(2)	78	119

Total debt	4,523	4,274
Less current portion	17	245

Long-term debt	$4,506	$4,029

(1)
$17 million of the amount shown as other, comprise the current portion of the Company's total debt as of December 25, 2009.

(2)
Commercial paper, plus $45 million of the amount shown as other, comprise the current portion of the Company's total debt as of September 25, 2009.

        The carrying amount of Tyco's debt subject to the fair value disclosure requirements as of December 25, 2009 and September 25, 2009 was $4,445 million and $4,155 million, respectively. The Company has determined the fair value of such debt to be $4,902 million and $4,578 million as of December 25, 2009 and September 25, 2009, respectively. The Company utilizes various valuation methodologies to determine the fair value of its debt which is primarily dependent on the type of market in which the Company's debt is traded. When available, the Company uses quoted market prices to determine the fair value of its debt which is traded in active markets. As of December 25, 2009 and September 25, 2009, the fair value of the Company's debt which is actively traded was $4,870 million and $4,338 million, respectively. When quoted market prices are not readily available or representative of fair value, the Company utilizes market information of comparable debt with similar terms, such as maturities, interest rates and credit risk to determine the fair value of its debt which is traded in markets that are not active. As of December 25, 2009 and September 25, 2009, the fair value of the Company's debt which is not actively traded was $32 million and $40 million, respectively. Additionally, the Company believes the carrying amount of its commercial paper of $200 million as of September 25, 2009 approximated fair value based on the short-term nature of such debt.

        In May 2008, Tyco International Finance S.A. ("TIFSA") commenced issuing commercial paper to U.S. institutional accredited investors and qualified institutional buyers. Borrowings under the commercial paper program are available for general corporate purposes. As of December 25, 2009

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Debt (Continued)

TIFSA had no commercial paper outstanding. As of September 25, 2009, TIFSA had $200 million of commercial paper outstanding, which bore interest at an average rate of 0.33%.

        On October 5, 2009, TIFSA issued $500 million aggregate principal amount of 4.125% notes due on October 15, 2014, which are fully and unconditionally guaranteed by the Company (the "2014 notes"). TIFSA received net proceeds of approximately $495 million after deducting debt issuance costs of approximately $3 million and a debt discount of approximately $2 million. The 2014 notes are unsecured and rank equally with TIFSA's other unsecured and unsubordinated debt. TIFSA may redeem any of the 2014 notes at any time by paying the greater of the principal amount of the notes or a "make-whole" amount, plus accrued and unpaid interest. The holders of the 2014 notes have the right to require TIFSA to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control triggering event, which requires both a change of control and rating event as defined by the Indenture governing the notes. The debt issuance costs will be amortized from the date of issuance to the maturity date, which is October 15, 2014. Interest is payable semiannually on April 15th and October 15th.

        The Company's total committed revolving credit line was $1.69 billion as of December 25, 2009. These revolving credit facilities may be used for working capital, capital expenditures and general corporate purposes. As of December 25, 2009, there were no amounts drawn under these facilities.

9.    Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value as of December 25, 2009. See below for the fair value of investments and financial instruments and Note 8 for debt.

Derivative Instruments

        In the normal course of business, Tyco is exposed to market risk arising from changes in currency exchange rates, interest rates and commodity prices. The Company uses derivative financial instruments to manage exposures to foreign currency, interest rate and commodity price risks. The Company's objective for utilizing derivative financial instruments is to manage these risks using the most effective methods to eliminate or reduce the impacts of these exposures. During the first quarter of 2010, the Company entered into commodity swaps for copper which are not designated as hedging instruments for accounting purposes, which did not have a material impact on the Company's financial position, results of operations or cash flows.

        The Company manages foreign currency exchange rate risk through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of those derivatives instruments is to minimize the income statement impact and potential variability in cash flows associated with intercompany loans and accounts receivable, accounts payable and forecasted transactions that are denominated in certain foreign currencies. As previously reported, effective March 17, 2009, Tyco changed its jurisdiction of incorporation from Bermuda to Switzerland. Until January 1, 2011 Tyco intends to make dividend payments in the form of a reduction of capital, denominated in Swiss francs. However, the Company expects to actually pay

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Financial Instruments (Continued)

dividends in U.S. dollars, based on exchange rates in effect shortly before the payment date. Fluctuations in the value of the U.S. dollar compared to the Swiss franc between the date the dividend is declared and paid will increase or decrease the U.S. dollar amount required to be paid. The Company manages the potential variability in cash flows associated with the dividend payments by entering into derivative financial instruments used as economic hedges of the underlying risk.

        The Company manages interest rate risk through the use of interest rate swap transactions with financial institutions acting as principal counterparties, which are designated as fair value hedges for accounting purposes. During the third quarter of 2009 and the first quarter of 2010, the Company entered into interest rate swap transactions with the objective of managing the exposure to interest rate risk by converting the interest rates on $1.4 billion and $500 million, respectively, of fixed-rate debt to variable rates. In these contracts, the Company agrees with financial institutions acting as principal counterparties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount.

        For derivative instruments that are designated and qualify as fair value hedges, the Company documented the relationships between the hedging instruments and hedged items and linked derivatives designated as fair value hedges to specific debt issuances. For transactions designated as hedges, the Company also assessed and documented at the hedge's inception whether the derivatives used in hedging transactions were effective in offsetting changes in fair values associated with the hedged items. The fair value hedges did not result in any hedge ineffectiveness for the quarter ended December 25, 2009.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Financial Instruments (Continued)

        The following tables summarize the fair value of derivative instruments and their location in the Consolidated Balance Sheets as of December 25, 2009 and September 25, 2009 ($ in millions).

Fair Values of Derivative Instruments

	Consolidated Balance Sheet Location	Fair Value as of December 25, 2009 DR/(CR)	Fair Value as of September 25, 2009 DR/(CR)	Consolidated Balance Sheet Location	Fair Value as of December 25, 2009 DR/(CR)	Fair Value as of September 25, 2009 DR/(CR)
Derivatives not designated as hedging instruments:
Derivative foreign exchange contracts in an asset position(1)	Other Current			Other Current
	Assets	$15	$31	Liabilities	$—	$1
Derivative foreign exchange contracts in a liability position(1)	Other Current			Other Current
	Assets	(1)	(1)	Liabilities	(1)	(6)

Net Asset/(Liability)		$14	30		$(1)	(5)

Derivatives designated as hedging instruments:
Derivative interest rate swap contracts	Other			Other
	Assets	5	3	Liabilities	(2)	—

Total Asset/(Liability)		$19	$33		$(3)	$(5)

(1)
The Company nets derivative assets and liabilities when aggregating derivative contracts for presentation in the Consolidated Financial Statements if certain criteria are met. The table above presents such contracts on a gross basis.

        The following tables summarize the amount of gain (loss) recognized in earnings on derivative instruments and their location in the Consolidated Statements of Operations for the quarter ended December 25, 2009 ($ in millions).

The Effect of Derivative Instruments on the Consolidated Statements of Operations

		Amount of Gain (Loss) Recognized in Earning on Derivatives
Derivatives not designated as hedging instruments:	Location of Gain or (Loss) Recognized in Earnings on Derivative	For the Quarter Ended December 25, 2009
Foreign Exchange Contracts(1)	Selling, general and administrative expenses	$3
Foreign Exchange Contracts(2)	Other income (expense), net	$(1)

(1)
Includes economic hedges related to operating activities

(2)
Includes economic hedges related to dividends declared in Swiss francs

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Financial Instruments (Continued)

        As of December 25, 2009 and September 25, 2009, the total gross notional amount of the Company's foreign exchange contracts was $409 million and $525 million, respectively.

Derivatives designated as hedging instruments:	Location of Gain or (Loss) Recognized in Earnings on Derivative	Amount of Gain (Loss) Recognized in Earnings on Derivatives For the Quarter Ended December 25, 2009
Interest Rate Swap Contracts(1)	Interest expense	$3

(1)
The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. The Company includes the gain or loss on the hedged item in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps. For the quarter ended December 25, 2009, the Company recognized a $3 million loss on the underlying debt issuances.

        As of December 25, 2009 and September 25, 2009, the total gross notional amount of the Company's interest rate swap contracts was $1.9 billion and $1.4 billion, respectively.

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

        The Company's exposure to credit risk associated with its derivative instruments is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. As of December 25, 2009, the Company was exposed to industry concentration with financial institutions as well as risk of loss if an individual counterparty or issuer failed to perform its obligations under contractual terms. The maximum amount of loss that the Company would incur as of December 25, 2009 without giving consideration to the effects of legally enforceable master netting agreements, is approximately $20 million.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Financial Instruments (Continued)

Fair Value of Financial Instruments

        Authoritative guidance for fair value measurements establishes a three-level hierarchy that ranks the quality and reliability of information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In cases where two or more levels of inputs are used to determine fair value, a financial instrument's level is determined based on the lowest level input that is considered significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are summarized as follows:

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

Investments

        Investments primarily include cash equivalents, U.S. government obligations, U.S. government agency securities and corporate debt securities.

        When available, the Company uses quoted market prices to determine the fair value of investment securities. Such investments are included in Level 1. When quoted market prices are not readily available, pricing determinations are made based on the results of valuation models using observable market data such as recently reported trades, bid and offer information and benchmark securities. These investments are included in Level 2 and consist primarily of U.S. government agency securities and corporate debt securities.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Financial Instruments (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following tables present the Company's assets and liabilities measured at fair value on a recurring basis as of December 25, 2009 and September 25, 2009 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the valuation.

	As of December 25, 2009
($ in millions)	Level 1	Level 2	Total
Assets
Available-for-Sale Securities	$64	$273	$337
Derivative foreign exchange contracts in an asset position(1)	—	14	14
Derivative interest rate swap contracts	—	5	5

Total	$64	$292	$356

Liabilities
Derivative foreign exchange contracts in a liability position(1)	$—	$(1)	$(1)
Derivative interest rate swap contracts	—	(2)	(2)

Total	—	(3)	(3)

	As of September 25, 2009
($ in millions)	Level 1	Level 2	Total
Assets
Available-for-sale securities	$60	$280	$340
Derivative foreign exchange contracts in an asset position(1)	—	30	30
Derivative interest rate swap contracts	—	3	3

Total	$60	$313	$373

Liabilities
Derivative foreign exchange contracts in a liability position(1)	$—	$(5)	$(5)

(1)
The Company nets derivative assets and liabilities when aggregating derivative contracts for presentation in the Consolidated Financial Statements if certain criteria are met. These amounts include fair value adjustments related to the Company's own credit risk and counterparty credit risk.

Other

        The Company has $3.0 billion of intercompany loans designated as permanent in nature as of December 25, 2009 and September 25, 2009, respectively. For the quarters ended December 25, 2009 and December 26, 2008, the Company recorded $37 million and $325 million, respectively, of cumulative transaction loss through accumulated other comprehensive (loss) related to these loans.

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

Legacy Securities Matters

        As previously reported, Tyco and some members of the Company's former senior corporate management are named defendants in a number of lawsuits alleging violations of the disclosure provisions of the federal securities laws. In June 2007, the Company settled 32 purported securities class action lawsuits arising from actions alleged to have been taken by prior management. The June 2007 class action settlement did not purport to resolve all legacy securities cases.

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

        In the second half of fiscal 2009, the Company agreed to settle with all of the remaining plaintiffs that had opted-out of the class action settlement as well as plaintiffs who had brought ERISA related claims for a total of $271 million. Pursuant to the Separation and Distribution Agreement, the Company's share of the settlement amount was approximately $73 million, with Covidien and Tyco Electronics responsible for approximately $114 million and $84 million, respectively. This settlement activity did not result in the Company recording a charge to its Consolidated Statements of Operations as the Company had established a reserve for its best estimate of the amount of loss during the second quarter of 2009 as discussed above. Since the June 2007 class action settlement, the Company has resolved all of its significant legal claims stemming from allegations of securities laws violations, with the exception of the matters noted below.

        The most significant outstanding legacy securities matter is Stumpf v. Tyco International Ltd., which is a class action lawsuit in which the plaintiffs allege that Tyco, among others, violated the disclosure provisions of the federal securities laws. The matter arises from Tyco's July 2000 initial public offering

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

of common stock of TyCom Inc, and alleges that the TyCom registration statement and prospectus relating to the sale of common stock were inaccurate, misleading and failed to disclose facts necessary to make the registration statement and prospectus not misleading. The complaint further alleges the defendants violated securities laws by making materially false and misleading statements and omissions concerning, among other things, executive compensation, TyCom's business prospects and Tyco's and TyCom's finances. The matter is currently in the pre-trial stages of litigation and Tyco intends to vigorously defend this action.

        In addition to the Stumpf matter, Tyco is a party to several lawsuits involving disputes with former management, among which are affirmative cases brought by Tyco against Mr. Dennis L. Kozlowski, Tyco's former chief executive officer, Mr. Mark Swartz, its former chief financial officer, and Mr. Frank Walsh Jr., a former director. In connection with these affirmative actions, Messrs. Kozlowski and Swartz have made claims seeking amounts allegedly due in connection with their compensation and retention arrangements and under ERISA, and Mr. Walsh has made claims alleging that Tyco is required to indemnify him for his defense costs arising from his role as a Tyco director. Tyco intends to vigorously defend each of these actions.

        Tyco has reserved its best estimate of probable loss for these legacy matters. However, their ultimate resolution could differ materially from these estimates and could have a material adverse effect on Tyco's financial position, results of operations or cash flows.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 25, 2009, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $28 million to $84 million. As of December 25, 2009, Tyco concluded that the best estimate within this range is approximately $37 million, of which $10 million is included in accrued and other current liabilities and $27 million is included in other liabilities in the Company's Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payments of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos Matters

        The Company and certain of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. Of the lawsuits that have proceeded to trial since 2005, the Company has won or settled all but one case, with that one case returning an adverse jury verdict for approximately $7.7 million, which included both compensatory and punitive damages. The Company has appealed the verdict and believes that it will ultimately be overturned. As of September 25, 2009 and December 25, 2009, there were approximately 4,200 lawsuits pending against the Company and its subsidiaries. Each lawsuit typically includes several claims, and the Company has determined that it had approximately 5,500 claims outstanding as of September 25, 2009, which reflects adjustments for claims that are not actively being prosecuted, identify incorrect defendants or are duplicative of other actions. The number of claims has not significantly changed since September 25, 2009.

        Annually, the Company performs an analysis to update its estimated asbestos-related assets and liabilities. The Company's estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is based on claim experience over the past five years and covers claims expected to be filed, including related defense costs, over the next seven years on an undiscounted basis. Due to a high degree of uncertainty regarding the pattern and length of time over which claims will be made and other factors, the Company has concluded that estimating the liability beyond the seven year period will not provide a reasonable estimate. The Company's estimate of asbestos-related insurance recoveries represents estimated amounts due to the Company for previously paid and settled claims and the probable reimbursements relating to its estimated liability for pending and future claims. In determining the amount of insurance recoverable, the Company considers available insurance, allocation methodologies, solvency and creditworthiness of the insurers.

        As of December 25, 2009, the Company's estimated net liability of $58 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $235 million, and separately as an asset for insurance recoveries of $177 million.

        The amounts recorded by the Company for asbestos-related liabilities and insurance-related assets are based on currently available information as well as estimates and assumptions. Key variables and assumptions include the number and type of new claims that are filed each year, the average cost of resolution of claims, the resolution of coverage issues with insurance carriers, and the solvency risk with respect to the Company's insurance carriers. Furthermore, predictions with respect to these variables are subject to greater uncertainty in the later portion of the projection period. Other factors that may affect the Company's liability and cash payments for asbestos-related matters include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms of state or federal tort legislation and the applicability of insurance policies among subsidiaries. The Company believes that its asbestos-related reserves as of December 25, 2009 are appropriate. However actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company's calculations vary significantly from actual results.

Compliance Matters

        As previously reported in the Company's periodic filings, the Company has received and responded to various allegations and other information that certain improper payments were made by the Company's subsidiaries and agents in recent years. For example, two subsidiaries in the Company's Flow Control business in Italy have been charged, along with numerous other parties, in connection

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

with the Milan public prosecutor's investigation into allegedly improper payments made to certain Italian entities, and the Company has reported to German authorities potentially improper conduct involving agents retained by the Company's EMEA water business. The Company has reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to these allegations and its internal investigations. The Company also informed the DOJ and the SEC that it has retained outside counsel to perform a Company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), and that it would continue to investigate and make periodic progress reports to these agencies. The Company has and will continue to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by the Company in the course of its ongoing compliance activities. The baseline review, which has been substantially completed, has revealed that some business practices may not comply with Tyco and FCPA requirements, and the Company has initiated discussions with the DOJ and SEC aimed at resolving these matters. While these discussions are ongoing, the Company cannot predict their outcome and cannot estimate the range of potential loss or the form of penalty, if any, that may result from an adverse resolution. It is possible that the Company may be required to pay material fines, consent to injunctions on future conduct, or suffer other criminal or civil penalties or adverse impacts, each of which could have a material adverse effect on the Company's financial position, results of operations or cash flows.

        Covidien and Tyco Electronics agreed, in connection with the Separation, to cooperate with the Company in its responses regarding these matters. Any judgment required to be paid or settlement or other cost incurred by the Company in connection with the FCPA investigations matters would be subject to the liability sharing provisions of the Separation and Distribution Agreement, which assigned liabilities primarily related to the former Healthcare and Electronics businesses of the Company to Covidien and Tyco Electronics, respectively, and provides that the Company will retain liabilities primarily related to its continuing operations. Any liabilities not primarily related to a particular segment will be shared equally among the Company, Covidien and Tyco Electronics.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million. The quarterly withdrawal liability payments are $1.1 million, $12.1 million of which had been paid to date. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

Other Matters

        As previously reported, in 2002, the SEC's Division of Enforcement conducted an investigation related to past accounting practices for dealer connect fees that ADT had charged to its authorized dealers upon purchasing customer accounts. The investigation related to accounting practices employed by the Company's former management, which were discontinued in 2003. Although the Company settled with the SEC in 2006, a number of former dealers and related parties have filed lawsuits against the Company, including a class action lawsuit filed in the District Court of Arapahoe County, Colorado, alleging breach of contract and other claims related to ADT's decision to terminate certain authorized dealers in 2002 and 2003. The trial is scheduled to begin in February 2010. While it is not possible at this time to predict the final outcome of these lawsuits, the Company does not believe these claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

11.    Retirement Plans

        Defined Benefit Pension Plans—The Company adopted the measurement date provisions of the authoritative guidance for the employers' accounting for defined benefit pension and other postretirement plans on September 27, 2008. As a result, Tyco measured its plan assets and benefit obligations on September 26, 2008 and adjusted its opening balances of accumulated (deficit) earnings and accumulated other comprehensive (loss) income for the change in net periodic benefit cost and fair value, respectively, from the previously used measurement date of August 31, 2008. The adoption of the measurement date provisions resulted in a net decrease to accumulated earnings of $5 million, net

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    Retirement Plans (Continued)

of an income tax benefit of $2 million, and a net increase to accumulated other comprehensive income (loss) of $61 million, net of income taxes of $28 million.

        The Company sponsors a number of pension plans. The following disclosures exclude the impact of plans which are immaterial individually and in the aggregate. The net periodic benefit cost for the Company's material U.S. and non-U.S. defined benefit pension plans is as follows ($ in millions):

	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ending
	December 25, 2009	December 26, 2008	December 25, 2009	December 26, 2008
Service cost	$2	$3	$7	$9
Interest cost	12	12	19	20
Expected return on plan assets	(12)	(12)	(17)	(18)
Amortization of prior service cost	—	—	(1)	(1)
Amortization of net actuarial loss	7	2	7	5

Net periodic benefit cost	$9	$5	$15	$15

        The estimated net loss and prior service cost for U.S. pension benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the current fiscal year are expected to be $26 million and $1 million, respectively.

        The estimated net loss and prior service credit for non-U.S. pension benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the current fiscal year are expected to be $29 million and $3 million, respectively.

        The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates as well as to make discretionary voluntary contributions from time-to-time. The Company anticipates that it will contribute at least the minimum required to its pension plans in fiscal year 2010 of $4 million for U.S. plans and $76 million for non-U.S. plans.

        Postretirement Benefit Plans—Net periodic postretirement benefit cost was insignificant for both periods.

12.    Share Plans

        During the quarter ended December 25, 2009, the Company issued its annual share-based compensation grants. The total number of awards issued was approximately 6 million, of which 4 million were share options, 1 million were restricted unit awards and 1 million were performance share unit awards. The options and restricted stock units vest in equal annual installments over a period of 4 years, and the performance share unit awards vest after a period of 3 years based on the level of attainment of the applicable performance metrics, which are determined by the Compensation and Human Resources Committee of the Board. The weighted-average grant-date fair value of the share options, restricted unit awards and performance share unit awards was $9.17, $33.75 and $40.19, respectively. The weighted-average assumptions used in the Black-Scholes option pricing model included an expected stock price volatility of 34%, a risk free interest rate of 2.47%, an expected annual dividend per share of $0.80 and an expected option life of 5.4 years.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Share Plans (Continued)

        During the quarter ended December 26, 2008, the Company issued its annual share-based compensation grants. The total number of awards issued were approximately 8 million, of which 5 million were share options, 2 million were restricted unit awards and 1 million were performance share unit awards. The options and restricted stock units vest in equal annual installments over a period of 4 years, and the performance share unit awards vest after a period of 3 years based on the level of attainment of the applicable performance metrics, which are determined by the Compensation and Human Resources Committee of the Board. The weighted-average grant-date fair value of the share options, restricted unit awards and performance share unit awards was $7.15, $29.00 and $27.84, respectively. The weighted-average assumptions used in the Black-Scholes option pricing model included an expected stock price volatility of 32%, a risk free interest rate of 2.71%, an expected annual dividend per share of $0.80 and an expected option life of 5.2 years.

13.    Consolidated Segment Data

        The Company, from time to time, may realign businesses and management responsibility within its operating segments based on considerations such as opportunity for market or operating synergies and/or to more fully leverage existing capabilities and enhance development for future products and services. During the first quarter of fiscal 2010, the manufacturing operations which support the ADT retail business, historically included in the Safety Products segment, were transferred to the ADT Worldwide segment. In addition, certain smaller businesses were transferred between segments; from the Company's Safety Products segment to the Company's Fire Protection Services segment in Asia Pacific; from the Company's Fire Protection Services segment to the Company's ADT Worldwide segment in EMEA and Latin America. Further, certain overhead costs were transferred from Corporate and Other to the Company's ADT Worldwide segment. As a result of the realignment of these business activities, the revenue and operating income for the period ending December 26, 2008 have been recast to reflect the realignments discussed above. Selected information by segment is presented in the following tables ($ in millions):

	For the Quarters Ended
	December 25, 2009	December 26, 2008
Net revenue(1):
ADT Worldwide	$1,835	$1,811
Flow Control	923	959
Fire Protection Services	833	839
Electrical and Metal Products	297	416
Safety Products	358	401
Corporate and Other	—	—

Net revenue	$4,246	$4,426

(1)
Revenue by operating segment excludes intercompany transactions.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.    Consolidated Segment Data (Continued)

	For the Quarters Ended
	December 25, 2009	December 26, 2008
Operating income:
ADT Worldwide	$259	$227
Flow Control	112	137
Fire Protection Services	64	56
Electrical and Metal Products	23	27
Safety Products	54	80
Corporate and Other	(98)	(114)

Operating income	$414	$413

14.    Inventory

        Inventories consisted of the following ($ in millions):

	December 25, 2009	September 25, 2009
Purchased materials and manufactured parts	$525	$514
Work in process	214	207
Finished goods	745	722

Inventories	$1,484	$1,443

        Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

15.    Property, Plant and Equipment

        Property, plant and equipment consisted of the following ($ in millions):

	December 25, 2009	September 25, 2009
Land	$156	$156
Buildings	785	788
Subscriber systems	5,374	5,309
Machinery and equipment	2,426	2,398
Property under capital leases(1)	63	62
Construction in progress	170	164
Accumulated depreciation(2)	(5,468)	(5,380)

Property, Plant and Equipment, net	$3,506	$3,497

(1)
Property under capital leases consists primarily of buildings.

(2)
Accumulated amortization of capital lease assets was $30 million and $28 million at December 25, 2009 and September 25, 2009, respectively.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

        There are certain guarantees or indemnifications extended among Tyco, Covidien and Tyco Electronics in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. At the time of the Separation, Tyco recorded a liability necessary to recognize the fair value of such guarantees and indemnifications. In the absence of observable transactions for identical or similar guarantees, the Company determined the fair value of these guarantees and indemnifications utilizing expected present value measurement techniques. Significant assumptions utilized to determine fair value included determining a range of potential outcomes, assigning a probability weighting to each potential outcome and estimating the anticipated timing of resolution. The probability weighted outcomes were discounted using the Company's incremental borrowing rate. The liability necessary to reflect the fair value of the guarantees and indemnifications under the Tax Sharing Agreement is $554 million (of which $16 million is included in accrued and other current liabilities and the remaining amount in other liabilities) on the Company's Consolidated Balance Sheet as of December 25, 2009. The liability was $554 as of September 25, 2009, which was recorded in other liabilities on the Company's Consolidated Balance Sheet. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. See Note 5 for further discussion of the Tax Sharing Agreement.

        In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien and Tyco Electronics operating entities. In connection with the Separation, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien or Tyco Electronics. To the extent these guarantees were not assigned prior to the Separation date, Tyco assumed primary liability on any remaining such support. The estimated fair value of these obligations is $4 million, which are included in other liabilities on the Company's Consolidated Balance Sheets as of December 25, 2009 and September 25, 2009, respectively, with an offset to shareholders' equity on the Separation date.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16.    Guarantees (Continued)

        The Company records estimated product warranty costs at the time of sale. The changes in the carrying amount of the Company's warranty accrual for the quarter ended December 25, 2009 were as follows ($ in millions):

Balance as of September 25, 2009	$81
Warranties issued	10
Changes in estimates	(4)
Settlements	(9)
Currency translation	(1)

Balance as of December 25, 2009	$77

        Warranty accruals for businesses that have met the held for sale criteria are included in liabilities held for sale on the Consolidated Balance Sheets and excluded from the table above. See Note 2.

        In 2001, a division of Safety Products initiated a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain O-ring seal sprinkler heads which were originally manufactured by Central Sprinkler prior to Tyco's acquisition. Under this program, the sprinkler heads are being replaced free of charge to property owners. On May 1, 2007, the Consumer Product Safety Commission and the Company announced an August 31, 2007 deadline for filing claims to participate in the VRP. The Company will fulfill all valid claims for replacement of qualifying sprinklers received up to August 31, 2007. Settlements during the quarter ended December 25, 2009 include cash expenditures of $4 million related to the VRP. The Company believes the remaining liability represents its best estimate of the cost required to complete the VRP as of December 25, 2009, which is not material.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended December 25, 2009

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$4,246	$—	$4,246
Cost of product sales and services	—	—	2,681	—	2,681
Selling, general and administrative expenses	4	1	1,135	—	1,140
Restructuring, asset impairment and divestiture charges, net	—	—	11	—	11

Operating (loss) income	(4)	(1)	419	—	414
Interest income	—	—	9	—	9
Interest expense	—	(73)	(3)	—	(76)
Other income, net	9	—	—	—	9
Equity in net income of subsidiaries	631	310	—	(941)	—
Intercompany interest and fees	(334)	15	319	—	—

Income from continuing operations before income taxes	302	251	744	(941)	356
Income tax benefit (expense)	—	18	(71)	—	(53)

Income from continuing operations	302	269	673	(941)	303
Income from discontinued operations, net of income taxes	—	—	—	—	—

Net income	302	269	673	(941)	303
Less: noncontrolling interest in subsidiaries net income	—	—	1	—	1

Net income attributable to Tyco common shareholders	$302	$269	$672	$(941)	$302

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended December 26, 2008

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$4,426	$—	$4,426
Cost of product sales and services	—	—	2,869	—	2,869
Selling, general and administrative expenses	14	—	1,126	—	1,140
Restructuring, asset impairment and divestiture charges, net	—	—	4	—	4

Operating (loss) income	(14)	—	427	—	413
Interest income	—	1	11	—	12
Interest expense	—	(70)	(3)	—	(73)
Other income, net	—	—	4	—	4
Equity in net income of subsidiaries	641	334	—	(975)	—
Intercompany interest and fees	(355)	31	324	—	—

Income from continuing operations before income taxes	272	296	763	(975)	356
Income tax benefit (expense)	—	20	(104)	—	(84)

Income from continuing operations	272	316	659	(975)	272
Income from discontinued operations, net of income taxes	5	2	5	(7)	5

Net income	277	318	664	(982)	277
Less: noncontrolling interest in subsidiaries net income	—	—	—	—	—

Net income attributable to Tyco common shareholders	$277	$318	$664	$(982)	$277

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 25, 2009

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$5	$2,468	$—	$2,473
Accounts receivable, net	—	—	2,499	—	2,499
Inventories	—	—	1,484	—	1,484
Intercompany receivables	1,073	24	15,114	(16,211)	—
Prepaid expenses and other current assets	96	—	861	—	957
Deferred income taxes	—	—	407	—	407
Assets held for sale	—	—	153	—	153

Total current assets	1,169	29	22,986	(16,211)	7,973
Property, plant and equipment, net	—	—	3,506	—	3,506
Goodwill	—	—	8,786	—	8,786
Intangible assets, net	—	—	2,711	—	2,711
Investment in subsidiaries	44,062	16,351	—	(60,413)	—
Intercompany loans receivable	—	10,129	18,695	(28,824)	—
Other assets	112	302	2,211	—	2,625

Total Assets	$45,343	$26,811	$58,895	$(105,448)	$25,601

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$—	$17	$—	$17
Accounts payable	—	—	1,159	—	1,159
Accrued and other current liabilities	243	65	1,863	—	2,171
Deferred revenue	—	—	546	—	546
Intercompany payables	9,823	5,296	1,092	(16,211)	—
Liabilities held for sale	1	1	154	(2)	154

Total current liabilities	10,067	5,362	4,831	(16,213)	4,047
Long-term debt	—	4,442	64	—	4,506
Intercompany loans payable	21,538	81	7,205	(28,824)	—
Deferred revenue	—	—	1,122	—	1,122
Other liabilities	550	3	2,171	—	2,724

Total Liabilities	32,155	9,888	15,393	(45,037)	12,399

Tyco Shareholders' Equity:
Preference shares	—	—	2,500	(2,500)	—
Common shares	3,121	—	—	—	3,121
Common shares held in treasury	—	—	(173)	—	(173)
Other shareholders' equity	10,067	16,923	41,161	(57,911)	10,240

Total Tyco Shareholders' Equity	13,188	16,923	43,488	(60,411)	13,188
Noncontrolling interest	—	—	14	—	14

Total Equity	13,188	16,923	43,502	(60,411)	13,202

Total Liabilities and Equity	$45,343	$26,811	$58,895	$(105,448)	$25,601

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 25, 2009

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$2,354	$—	$2,354
Accounts receivable, net	—	—	2,629	—	2,629
Inventories	—	—	1,443	—	1,443
Intercompany receivables	1,069	29	14,646	(15,744)	—
Prepaid expenses and other current assets	114	—	858	—	972
Deferred income taxes	—	—	413	—	413
Assets held for sale	—	—	156	—	156

Total current assets	1,183	29	22,499	(15,744)	7,967
Property, plant and equipment, net	—	—	3,497	—	3,497
Goodwill	—	—	8,791	—	8,791
Intangible assets, net	—	—	2,647	—	2,647
Investment in subsidiaries	43,490	16,084	—	(59,574)	—
Intercompany loans receivable	—	9,765	18,695	(28,460)	—
Other assets	96	303	2,252	—	2,651

Total Assets	$44,769	$26,181	$58,381	$(103,778)	$25,553

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$200	$45	$—	$245
Accounts payable	—	—	1,244	—	1,244
Accrued and other current liabilities	338	54	2,084	—	2,476
Deferred revenue	—	—	590	—	590
Intercompany payables	9,476	5,177	1,091	(15,744)	—
Liabilities held for sale	5	5	161	(10)	161

Total current liabilities	9,819	5,436	5,215	(15,754)	4,716
Long-term debt	—	3,951	78	—	4,029
Intercompany loans payable	21,450	80	6,930	(28,460)	—
Deferred revenue	—	—	1,134	—	1,134
Other liabilities	559	—	2,161	—	2,720

Total Liabilities	31,828	9,467	15,518	(44,214)	12,599

Tyco Shareholders' Equity:
Preference shares	—	—	2,500	(2,500)	—
Common shares	3,122	—	—	—	3,122
Common shares held in treasury	—	—	(214)	—	(214)
Other shareholders' equity	9,819	16,714	40,564	(57,064)	10,033

Total Tyco Shareholders' Equity	12,941	16,714	42,850	(59,564)	12,941
Noncontrolling interest	—	—	13	—	13

Total Equity	12,941	16,714	42,863	(59,564)	12,954

Total Liabilities and Equity	$44,769	$26,181	$58,381	$(103,778)	$25,553

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Quarter Ended December 25, 2009

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by operating activities	$4	$85	$290	$—	$379
Cash Flows From Investing Activities:
Capital expenditures	—	—	(165)	—	(165)
Proceeds from disposal of assets	—	—	16	—	16
Acquisition of businesses, net of cash acquired	—	—	(143)	—	(143)
Accounts purchased by ADT	—	—	(150)	—	(150)
Net increase in intercompany loans	—	(369)	—	369	—
Other	—	—	25	—	25

Net cash used in investing activities	—	(369)	(417)	369	(417)
Cash Flows From Financing Activities:
Net borrowings (repayments) of debt	—	291	(43)	—	248
Proceeds from exercise of share options	—	—	6	—	6
Dividends paid	(107)	—	—	—	(107)
Net intercompany loan borrowings	88	—	281	(369)	—
Other	15	(2)	(1)	—	12

Net cash (used in) provided by financing activities	(4)	289	243	(369)	159
Effect of currency translation on cash	—	—	(2)	—	(2)

Net increase in cash and cash equivalents	—	5	114	—	119
Cash and cash equivalents at beginning of period	—	—	2,354	—	2,354

Cash and cash equivalents at end of period	$—	$5	$2,468	$—	$2,473

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended December 26, 2008
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(6)	$518	$(456)	$—	$56
Cash Flows From Investing Activities:
Capital expenditures	—	—	(159)	—	(159)
Proceeds from disposal of assets	—	—	2	—	2
Acquisition of businesses, net of cash acquired	—	—	(45)	—	(45)
Accounts purchased by ADT	—	—	(117)	—	(117)
Net increase in intercompany loans	—	(667)	—	667	—
Increase in investment in subsidiaries	(18)	—	—	18	—
Other	—	—	18	—	18

Net cash used in investing activities	(18)	(667)	(301)	685	(301)
Net cash provided by discontinued investing activities	—	—	3	—	3
Cash Flows From Financing Activities:
Net borrowings (repayments) of debt	—	148	(42)	—	106
Dividends paid	(95)	—	—	—	(95)
Repurchase of common shares by subsidiary	—	—	(3)	—	(3)
Net intercompany loan borrowings	118	—	549	(667)	—
Increase in equity from parent	—	—	18	(18)	—
Transfer from discontinued operations	—	—	3	—	3
Other	—	—	2	—	2

Net cash provided by financing activities	23	148	527	(685)	13
Net cash used in discontinued financing activities	—	—	(3)	—	(3)
Effect of currency translation on cash	—	—	(94)	—	(94)

Net decrease in cash and cash equivalents	(1)	(1)	(324)	—	(326)
Cash and cash equivalents at beginning of period	1	1	1,517	—	1,519

Cash and cash equivalents at end of period	$—	$—	$1,193	$—	$1,193

18.    Subsequent Events

        On January 15, 2010, the Company announced that its board of directors has recommended that its shareholders approve an annual Swiss Franc dividend equal to $0.84 at the Company's annual general meeting of shareholders on March 10, 2010. The proposed $0.84 dividend is equal to 0.85 Swiss Francs as of January 11, 2010, which represents a 5% increase over the $0.80 dividend approved by shareholders in 2009. Pursuant to Swiss law, dividend payments made prior to January 1, 2011 are subject to Swiss withholding taxes unless made in the form of a return of capital from the Company's

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Subsequent Events (Continued)

registered share capital. As such, the proposed dividend will be paid in the form of a capital reduction and will be distributed in four quarterly installments.

        On January 18, 2010, the Company entered into a definitive agreement to acquire Brink's Home Security Holdings, Inc ("BHS"), now operating as Broadview Security for approximately $2.0 billion or $42.50 per share. The acquisition price will be financed using cash not to exceed $585 million and the issuance of Tyco common shares. The transaction has been unanimously approved by the board of directors of each company. The transaction is expected to close in the second half of fiscal 2010 and is subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Act and the approval of BHS shareholders. Following the closing of the transaction, the Company intends to combine Broadview with its ADT Worldwide segment.

        The Company has evaluated subsequent events through the time it filed its quarterly report on Form 10-Q on January 28, 2010.

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

Introduction

        The unaudited Consolidated Financial Statements include the consolidated results of Tyco International Ltd., a company organized under the laws of Switzerland, and its subsidiaries (hereinafter collectively referred to as "we," the "Company" or "Tyco"). The financial statements have been prepared in United States dollars ("USD"), in accordance with accounting principles generally accepted in the United States ("GAAP").

        The Company operates in the following business segments:

  •
  ADT Worldwide designs, sells, installs, services and monitors electronic security systems for residential, commercial, industrial and governmental customers. In addition, ADT Worldwide manufactures certain products related to retailer anti-theft systems.

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

        References to the segment data are to the Company's continuing operations. Certain prior period amounts have been reclassified to conform with the current period presentation. Specifically, the Company has realigned certain business operations during the first quarter of fiscal 2010 resulting in prior period segment amounts being recast. See Note 13 to the Consolidated Financial Statements.

Overview and Outlook

        Net revenue decreased $180 million, or 4.1%, for the quarter ended December 25, 2009 as compared to the quarter ended December 26, 2008. The decrease in revenue was driven primarily by lower selling prices of steel products in our Electrical and Metal Products segment, reduced volume in our Flow Control segment and the continued weakness in the commercial markets, which negatively impacted our ADT Worldwide and Safety Products segments. However, service revenue, which is principally derived from our ADT Worldwide and Fire Protection Services businesses, grew as a percentage of our overall revenue to 41% in the quarter ended December 26, 2008. Partially offsetting the net revenue decrease were favorable changes in foreign currency exchange rates of $264 million for the quarter ended December 25, 2009 as the U.S. dollar weakened against most major currencies as nearly 50% of our net revenue is generated outside the United States.

        Operating income of $414 million for the quarter ended December 25, 2009 remained relatively consistent with the comparable prior period. Lower volumes primarily in our Electrical and Metal Products, Safety Products and Flow Control segments, as well as the continued weakness in the commercial markets, negatively impacted operating income. The weakness in the commercial markets was offset by efficiencies gained from cost containment actions taken by the Company in fiscal 2009 and 2008 as well as restructuring actions taken in prior years. Restructuring, asset impairment and divestiture charges increased from $4 million to $11 million for the quarters ended December 26, 2008 and December 25, 2009, respectively. Operating income for the quarter ended December 25, 2009 was favorably impacted by $34 million due to changes in foreign currency exchange rates. Operating income for the quarter ended December 26, 2008 included a legacy legal settlement charge of $8 million, while no such charges were incurred during the quarter ended December 25, 2009.

        As of December 25, 2009, our cash balance was $2.5 billion, as compared to $2.4 billion as of September 25, 2009. The increase was primarily due to cash flow generated from operating activities of $379 million and proceeds of $498 million received from the issuance of long-term debt partially offset by $458 million of cash used for acquisitions, accounts purchased by ADT and capital expenditures and the repayment of $242 million of short-term debt. We expect to continue to use our cash to fund internal growth opportunities, improve productivity across all of our businesses, make acquisitions that strategically fit within our ADT Worldwide, Fire Protection Services and Flow Control businesses and return capital to shareholders. In fiscal 2010, we expect to use up to $585 million of cash to fund the acquisition of Brink's Home Security Holdings, Inc. ("BHS"), as described below.

        On January 18, 2010, we entered into a definitive agreement to acquire BHS, now operating as Broadview Security, for approximately $2.0 billion or $42.50 per share. The acquisition price will be financed using cash not to exceed approximately $585 million and the issuance of Tyco common shares. The transaction has been unanimously approved by the board of directors of each company. The transaction is expected to close in the second half of fiscal 2010 upon customary closing conditions, including clearance under the Hart-Scott-Rodino Act and the approval of BHS shareholders. Following the closing of the transaction, we intend to combine Broadview with our ADT Worldwide segment.

        In 2010, we also expect to continue our portfolio refinement efforts by exiting areas that have not provided, and are not expected to provide, an adequate return on investment and take advantage of restructuring opportunities that are expected to provide significant future cost savings. During the quarter ended December 25, 2009, we incurred approximately $11 million of restructuring and divestiture charges. We expect to incur total restructuring and restructuring related charges of approximately $100 million to $150 million in fiscal 2010.

Operating Results

	For the Quarters Ended
	December 25, 2009	December 26, 2008
Revenue from product sales	$2,528	$2,768
Service revenue	1,718	1,658

Net revenue	$4,246	$4,426

Operating income	$414	$413
Interest income	9	12
Interest expense	(76)	(73)
Other income, net	9	4

Income from continuing operations before income taxes	356	356
Income taxes	(53)	(84)

Income from continuing operations	303	272
Income from discontinued operations, net of income taxes	—	5

Net income	$303	$277
Less: Noncontrolling interest in subsidiaries net income	1	—

Net income attributable to Tyco common shareholders	$302	$277

Quarter Ended December 25, 2009 Compared to Quarter Ended December 26, 2008

  ADT Worldwide

        Net revenue, operating income and operating margin for ADT Worldwide were as follows ($ in millions):

	For the Quarters Ended
	December 25, 2009	December 26, 2008	% Change
Revenue from product sales	$631	$636	(0.8	)%(1)
Service revenue	1,204	1,175	2.5	%(1)

Net revenue	$1,835	$1,811	1.3%

Operating income	259	227	14.1%
Operating margin	14.1%	12.5%

(1)
As discussed in Note 1 to the Consolidated Financial Statements, revenue related to the sale of electronic tags and labels has been classified as revenue from product sales during the quarter ended December 25, 2009. During the quarter ended December 26, 2008, the sale of the electronic tags and labels were misclassified as service revenue. The service revenue and revenue from product sales during the quarter ended December 26, 2008 have not been changed for this misclassification, as the effect is not material. The impact of the misclassification in the first, second, third and fourth quarters of fiscal 2009 would have been to decrease service revenue by $77 million, $65 million, $73 million and $71 million, respectively, with corresponding increases to revenue from product sales.

        Revenue from product sales includes sales and installation of electronic security and other life safety systems as well as products related to retailer anti-theft systems. Service revenue is comprised of electronic security services and maintenance, including the monitoring of burglar alarms, fire alarms and other life safety systems as well as other security services.

        Net revenue by geographic area for ADT Worldwide was as follows ($ in millions):

	For the Quarters Ended
	December 25, 2009	December 26, 2008	% Change
North America	$1,056	$1,069	(1.2)%
Europe, Middle East and Africa ("EMEA")	485	484	—%
Rest of World	294	258	14.0%

	$1,835	$1,811	1.3%

        Net revenue for ADT Worldwide increased $24 million, or 1.3%, during the quarter ended December 25, 2009, as compared to the quarter ended December 26, 2008. Net revenue was favorably impacted by changes in foreign currency exchange rates of $89 million, while revenue was negatively affected by $5 million for the net impact of acquisitions and divestitures. Approximately 56% and 52% of ADT Worldwide's total net revenue for the quarters ended December 25, 2009 and December 26, 2008, respectively, represents revenue associated with monitoring and maintenance services under contractual arrangements, which is considered recurring revenue. Recurring revenue increased by $89 million, or 9.4%, to approximately $1.0 billion as a result of growth in customer accounts of 193,000, or 2.6%, to a total of 7.5 million accounts as of December 25, 2009. Changes in foreign currency exchange rates favorably impacted recurring revenue by $41 million, or 4.4%. Systems installation, product sales and other service revenue declined by $65 million, or 7.5%, to $805 million due to lower sales volume primarily as the result of continued weakness in the commercial and retailer end markets. Changes in foreign currency exchange rates favorably impacted systems installation, product sales and other service revenue by $48 million, or 5.5%, while the net impact of acquisitions and divestitures resulted in an unfavorable impact of $5 million or 0.6%.

        Geographically, North America net revenue decreased $13 million, or 1.2%, due to a decline in systems installation, product sales and other service revenue as the result of the continued weakness in the commercial and retailer end markets. This decrease was partially offset by an increase in recurring revenue. Net revenue was also favorably impacted by changes in foreign currency exchange rates of $12 million, or 1.2%. Net revenue in EMEA increased by $1 million, which was favorably impacted by changes in foreign currency exchange rates of $46 million, or 9.5%. This increase in net revenue was almost entirely offset by a decline in systems installation, product sales and other service revenue as a result of the continued slowdown in the commercial and retailer end markets. Recurring revenue in EMEA remained relatively flat when compared to the quarter ended December 26, 2008. Net revenue increased $36 million, or 14.0%, in the Rest of World geographies primarily due to recurring revenue growth in both the Asia Pacific and Latin American regions as ADT Worldwide continues to focus on building its customer account and recurring revenue base in these markets. This increase was partially offset by a decline in system installation, products sales and other service revenue in Latin America due to slowdown in the commercial and retailer end markets. Net revenue in the rest of the world was also favorably impacted by changes in foreign currency exchange rates of $32 million, or 12.4%.

        Attrition rates remained relatively consistent, as shown in the following table:

	For the Quarters Ended
	December 25, 2009	September 25, 2009	December 26, 2008
Trailing 12-month basis attrition	13.5%	13.4%	13.2%

        Operating income increased $32 million, or 14.1%, in the quarter ended December 25, 2009 from the same period in the prior year. Operating margin increased to 14.1% in the quarter ended December 25, 2009 from 12.5% for the same period in the prior year. Operating income was positively impacted by the shift to higher margin recurring revenue discussed above. Additionally, operating income was favorably impacted by the net impact of savings realized through previous restructuring actions and savings realized through cost containment actions and lower intangible asset amortization related to certain tradenames. During the quarter ended December 25, 2009, $5 million of restructuring charges were incurred compared to $1 million during the quarter ended December 26, 2008. Changes in foreign currency exchange rates favorably impacted operating income by $10 million.

  Flow Control

        Net revenue, operating income and operating margin for Flow Control were as follows ($ in millions):

	For the Quarters Ended
	December 25, 2009	December 26, 2008	% Change
Revenue from product sales	$838	$892	(6.1)%
Service revenue	85	67	26.9%

Net revenue	$923	$959	(3.8)%

Operating income	$112	$137	(18.2)%
Operating margin	12.1%	14.3%

        Net revenue for Flow Control decreased $36 million, or 3.8%, in the quarter ended December 25, 2009 compared to the quarter ended December 26, 2008. The decrease in net revenue was primarily driven by reduced volume in the valves business and reduced project activity within the thermal controls business partially offset by favorable changes in foreign currency exchange rates of $96 million. The net impact of acquisitions and divestitures unfavorably impacted net revenue by $2 million in the quarter ended December 25, 2009 and favorably impacted net revenue by $1 million in prior year.

        The decrease in operating income of $25 million, or 18.2%, in the quarter ended December 25, 2009, as compared to the same period in the prior year, was primarily due to decreased volume in the valves and thermal businesses offset by margin improvements in the water business within the EMEA region and favorable changes in foreign currency exchange rates of $15 million. Margins were negatively impacted by restructuring charges of $6 million in the quarter ended December 25, 2009 as compared to $1 million during the quarter ended December 26, 2008. The decline in operating income was partially offset by savings realized through cost containment and restructuring actions.

  Fire Protection Services

        Net revenue, operating income and operating margin for Fire Protection Services were as follows ($ in millions):

	For the Quarters Ended
	December 25, 2009	December 26, 2008	% Change
Revenue from product sales	$407	$426	(4.5)%
Service revenue	426	413	3.1%

Net revenue	$833	$839	(0.7)%

Operating income	$64	$56	14.3%
Operating margin	7.7%	6.7%

        Revenue from product sales includes sales and installation of fire protection and other systems. Service revenue consists of inspection, maintenance, service and monitoring of fire detection and suppression systems.

        Net revenue by geographic area for Fire Protection Services was as follows ($ in millions):

	For the Quarters Ended
	December 25, 2009	December 26, 2008	% Change
North America	$469	$491	(4.5)%
International	364	348	4.6%

Net revenue	$833	$839	(0.7)%

        Net revenue for Fire Protection Services decreased $6 million, or 0.7%, during the quarter ended December 25, 2009 compared to the quarter ended December 26, 2008. This decrease was primarily due to the continued weakness in the commercial market, which more than offset the favorable changes in foreign currency exchange rates of $49 million, or 5.8%. Geographically, net revenue in North America decreased $22 million, or 4.5% primarily due to the continued decline in systems installation and upgrade activity as well as service revenue in the sprinkler business. Changes in foreign currency exchange rates favorably impacted revenue in North America by $7 million, or 1.4%. Net revenue in our international fire businesses increased by $16 million, or 4.6% largely due to the favorable impact of changes in foreign currency exchange rates of $42 million, or 12.1% partially offset by a decrease in revenue due to the continued weakness in the European commercial markets.

        Operating income increased $8 million, or 14.3% in the quarter ended December 25, 2009 as compared to the same period in the prior year. The increase was primarily driven by savings realized through cost containment actions, a reduction in legal costs and to a lesser extent favorable changes in foreign currency exchange rates of $3 million. The increase was partially offset by the decreased sales volume discussed above as well as restructuring charges of $3 million in the quarter ended December 25, 2009 as compared to no charges in the quarter ended December 26, 2008.

  Electrical and Metal Products

        Net revenue, operating income and operating margin for Electrical and Metal Products were as follows ($ in millions):

	For the Quarters Ended
	December 25, 2009	December 26, 2008	% Change
Revenue from product sales	$296	$415	(28.7)%
Service revenue	1	1	—%

Net revenue	$297	$416	(28.6)%

Operating income	$23	$27	(14.8)%
Operating margin	7.7%	6.5%

        Net revenue for Electrical and Metal Products decreased $119 million, or 28.6%, in the quarter ended December 25, 2009 compared to the quarter ended December 26, 2008. The decrease in revenue was primarily due to lower selling prices of steel products and to a lesser extent lower selling prices of armored cable products. Lower volume for both steel and armored cable products largely resulting from a decline in the commercial market in North America also contributed to the decline. Changes in foreign currency exchange rates had a favorable impact of $12 million.

        Operating income decreased $4 million, or 14.8% in the quarter ended December 25, 2009 as compared to the same period in the prior year. Operating income decreased primarily as a result of the decline in volume of steel and armored cable products as well as lower spreads for armored cable products. Lower selling prices more than offset lower raw material costs which resulted in the lower spreads for armored cable products. These decreases were partially offset by higher spreads for steel products as lower raw material costs more than offset lower selling prices.

  Safety Products

        Net revenue, operating income and operating margin for Safety Products were as follows ($ in millions):

	For the Quarters Ended
	December 25, 2009	December 26, 2008	% Change
Revenue from product sales	$356	$399	(10.8)%
Service revenue	2	2	—%

Net revenue	$358	$401	(10.7)%

Operating income	$54	$80	(32.5)%
Operating margin	15.1%	20.0%

        Net revenue for Safety Products decreased $43 million, or 10.7%, during the quarter ended December 25, 2009 as compared to the quarter ended December 26, 2008. Net revenue was favorably impacted by changes in foreign currency exchange rates of $18 million, while revenue was negatively affected by $6 million for the net impact of acquisitions and divestitures. The decrease in net revenue is primarily due to lower volume in our fire suppression and electronic security businesses. The decrease in our fire suppression business was primarily due to reduced spending in the commercial construction market. The electronic security business decrease was primarily due to the continued slow down in the retail sector, as retail capital projects and new store openings continue to be canceled or delayed.

        Operating income decreased $26 million, or 32.5% during the quarter ended December 25, 2009 compared to the same period in the prior year. The decrease in operating income is primarily attributable to the sales volume decline as discussed above. The decrease in operating income was partially offset by the favorable changes in foreign currency exchange rates of $3 million. A credit of $1 million of restructuring and divestiture charges, net during the quarter ended December 25, 2009 favorably impacted operating income as compared to $1 million of restructuring charges during the quarter ended December 26, 2008.

  Corporate and Other

        Corporate expense decreased $16 million, or 14.0%, to $98 million in the quarter ended December 25, 2009 compared to $114 million in the quarter ended December 26, 2008. Corporate expense for the quarter ended December 25, 2009 included net charges of $2 million relating to divestiture charges as compared to $10 million of net charges in the prior year. The $10 million of net charges for the quarter ended December 26, 2008 was comprised of $8 million of charges related to legacy legal settlements and $2 million of divestiture charges. The remaining decrease in Corporate expense is related to savings realized through cost containment actions.

  Interest Income and Expense

        Interest income was $9 million and $12 million during the quarters ended December 25, 2009 and December 26, 2008, respectively. The decrease in interest income is primarily related to lower investment yields.

        Interest expense was $76 million in the quarter ended December 25, 2009 compared to $73 million in the quarter ended December 26, 2008. The increase in interest expense is primarily related to interest on new debt issuances.

  Other Income, Net

        Other income, net was $9 million and $4 million during the quarters ended December 25, 2009, December 26, 2008, respectively. Other income, net for the quarter ended December 25, 2009 primarily relates to an increase in receivables due from Covidien and Tyco Electronics under the Tax Sharing Agreement.

  Effective Income Tax Rate

        Our effective income tax rate was 14.9% and 23.6% during the quarters ended December 25, 2009 and December 26, 2008, respectively. The decrease in the effective tax rate was primarily due to the impact of enacted tax law changes on our deferred tax balances and a non-recurring item generating a tax benefit.

        The valuation allowance for deferred tax assets of $797 million and $791 million as of December 25, 2009 and September 25, 2009, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The valuation allowance was calculated and recorded when we determined that it was more-likely-than-not that all or a portion of our deferred tax assets would not be realized. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheets.

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

  Other Income Tax Matters

        In connection with the spin-offs of Covidien and Tyco Electronics from Tyco, Tyco entered into a Tax Sharing Agreement that governs the rights and obligations of each party with respect to certain pre-Separation income tax liabilities. More specifically, Tyco, Covidien and Tyco Electronics share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and Tyco Electronics' U.S. and certain non-U.S. income tax returns. All costs and expenses associated with the management of these shared tax liabilities are shared equally among the parties. Consistent with the sharing provisions of the Tax Sharing Agreement, Tyco had a net receivable from Covidien and Tyco Electronics of $115 million and $106 million as of December 25, 2009 and September 25, 2009, respectively. In addition, as of December 25, 2009 and September 25, 2009, Tyco had a liability of $554 million representing Tyco's obligations under the Tax Sharing Agreement.

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

        For a detailed discussion of contingencies related to Tyco's income taxes, see Note 5 to the Consolidated Financial Statements.

Divestitures

        We have continued to assess the strategic fit of our various businesses and pursued divestiture of certain businesses which do not align with our long-term strategy.

Held for Sale and Reflected as Continuing Operations

        During the fourth quarter of 2009, we approved a plan to sell a business in our ADT Worldwide segment. This business has been classified as held for sale; however, its results of operations are presented in continuing operations as the criteria for discontinued operations have not been met. We have assessed and determined that the carrying value of this business is recoverable and will continue to assess recoverability based on current fair value, less cost to sell, until the business is sold. We expect to complete the sale during fiscal 2010.

Critical Accounting Policies and Estimates

        The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that our accounting policies for depreciation and amortization methods of security monitoring-related assets, revenue recognition, loss contingencies, income taxes, goodwill and indefinite-lived intangible assets, long-lived assets and pension and postretirement benefits are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the three months ended December 25, 2009, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 2009 (the "2009 Form 10-K"). See Note 1 to the Consolidated Financial Statements for the adoption of new accounting standards during the first quarter of 2010.

Liquidity and Capital Resources

        On October 5, 2009, Tyco International Finance S.A. ("TIFSA") issued $500 million aggregate principle amount of 4.125% notes due 2014 (the "2014 notes"), which are fully and unconditionally guaranteed by the Company. TIFSA received net proceeds of approximately $495 million after deducting debt issuance costs and a debt discount.

        The net proceeds of the aforementioned offering may be used for general corporate purposes, which may include repayment of indebtedness, acquisitions, additions to working capital, repurchase of common shares, capital expenditures and investments in the Company's subsidiaries.

        As of December 25, 2009, there were no amounts drawn under our revolving credit facilities. As of December 25, 2009, the aggregate available commitment under our senior revolving credit facilities was $1.69 billion. We continually monitor developments regarding the availability of funds under our revolving credit facilities. Although there is some risk that financial institutions will fail to perform their contractual obligations, particularly in times of credit market distress, we believe that the lenders under our revolving credit facilities are capable of meeting any borrowing requests we may make for the foreseeable future.

        As of December 25, 2009, TIFSA had made payments of $200 million to extinguish all of its commercial paper outstanding.

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

        We continue to monitor market conditions and assess the impact, if any, on our financial position, results of operations or cash flows. Approximately 100% of our U.S. and more than 95% of our non-U.S. funded pension plans are invested in marketable investments, including publicly-traded equity and fixed income securities. Although we do not believe we will be required to make materially higher cash contributions in the next 12 months, if market condition worsen, we may be required to make incremental cash contributions under local statutory law.

        The sources of our cash flow from operating activities and the use of a portion of that cash in our operations were as follows ($ in millions):

	For the Quarters Ended
	December 25, 2009	December 26, 2008
Cash flows from operating activities:
Operating income	$414	$413
Depreciation and amortization(1)	287	275
Non-cash compensation expense	31	29
Deferred income taxes	4	(17)
Provision for losses on accounts receivable and inventory	34	34
Other, net	12	22
Net change in working capital	(283)	(555)
Interest income	9	12
Interest expense	(76)	(73)
Income tax expense	(53)	(84)

Net cash provided by operating activities	$379	$56

Other cash flow items:
Capital expenditures, net(2)	$(149)	$(157)
(Increase) decrease in the sale of accounts receivable	(1)	3
Accounts purchased by ADT	(150)	(117)

(1)
The quarters ended December 25, 2009 and December 26, 2008 included depreciation expense of $158 million and $148 million, respectively, and amortization of intangible assets of $129 million and $127 million, respectively.

(2)
Included net proceeds received for the sale/disposition of property, plant and equipment of $16 million and $2 million for the quarters ended December 25, 2009 and December 26, 2008, respectively.

        The net change in working capital decreased operating cash flow by $283 million in the quarter ended December 25, 2009. The significant changes in working capital included a $216 million decrease in accrued and other liabilities and a $71 million decrease in accounts payable.

        During the three months ended December 25, 2009, we purchased approximately 129,000 customer contracts for electronic security services by our ADT Worldwide segment for cash of $150 million.

        We continue to fund capital expenditures to grow our business, improve the cost structure of our businesses, to invest in new processes and technology, and to maintain high quality production standards. The level of capital expenditures in fiscal year 2010 is expected to exceed the spending levels in fiscal year 2009.

        During the quarter ended December 25, 2009, we paid approximately $49 million in cash related to restructuring activities. See Note 3 to our Consolidated Financial Statements for further information regarding our restructuring activities.

        Income taxes paid, net of refunds, related to continuing operations were $49 million and $73 million during the quarters ended December 25, 2009 and December 26, 2008, respectively.

        During the quarter ended December 25, 2009, cash paid for acquisitions included in continuing operations totaled $143 million, net of cash acquired of $1 million, which primarily related to the acquisition of two Brazilian valve companies, including Hiter Industria e Comercio de Controle Termo-Hidraulico Ltda ("Hiter"), a valve manufacturer which serves a variety of industries including the oil and gas, chemical and petrochemical markets. Net cash paid for Hiter totaled $104 million by the Company's Flow Control segment. In addition, the Company acquired certain assets of a business within its Electrical and Metal Products segment for $39 million.

        We will continue to divest businesses that do not align with our overall strategy. We expect to use the expected proceeds from these sales, as well as the cash generated by our operations, to continue to make investments in our businesses that are intended to grow revenue and improve productivity, including our restructuring actions. We expect to also use cash to selectively pursue acquisitions. As disclosed in Note 18 to our Consolidated Financial Statements, we entered into a definitive agreement to acquire BHS for approximately $2.0 billion. We will finance this acquisition using cash not to exceed approximately $585 million and the issuance of our common shares.

        Pursuant to our share repurchase program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved 10b5-1 trading plan in accordance with applicable regulations.

        Management believes that cash generated by or available to us should be sufficient to fund our capital and liquidity needs for the foreseeable future, including quarterly dividend payments. We intend to continue to repurchase shares under our existing $1.0 billion share repurchase program approved by our Board of Directors on July 10, 2008 in accordance with applicable law and depending on credit market conditions, macroeconomic factors and expectations regarding future cash flows. As also disclosed in Note 18 to our Consolidated Financial Statements, on January 15, 2010, we announced that our Board of Directors recommended that our shareholders approve an annual Swiss franc dividend equal to $0.84 at our annual general meeting of shareholders on March 10, 2010, which represents a 5% increase over the $0.80 dividend approved by our shareholders in 2009.

Capitalization

        Tyco shareholders' equity was $13.2 billion, or $27.76 per share, as of December 25, 2009, compared to $12.9 billion, or $27.30 per share, as of September 25, 2009. Tyco shareholders' equity increased primarily due to net income attributable to Tyco common shareholders of $302 million. Total debt was $4.5 billion as of December 25, 2009, as compared to $4.3 billion as of September 25, 2009. Total debt as a percentage of total capitalization (total debt and shareholders' equity) was 26% as of December 25, 2009 and 25% as of September 25, 2009.

        Our cash balance increased to $2.5 billion as of December 25, 2009, as compared to $2.4 billion at September 25, 2009. The increase was primarily due to cash flow generated from operating activities of $379 million and proceeds of $498 million received from the issuance of long-term debt, partially offset by $458 million of cash used for acquisitions, accounts purchased by ADT and capital expenditures as well as the repayment of $242 million of short-term debt.

        On September 30, 2009, TIFSA issued $500 million aggregate principal amount of 4.125% Notes due 2014 (the "2014" notes), which are fully and unconditionally guaranteed by us. TIFSA received net proceeds of approximately $495 million after deducting debt issuance costs and a debt discount. The 2014 notes are unsecured and rank equally with TIFSA's other unsecured and unsubordinated debt. Payment of principal and interest on the 2014 notes will be fully and unconditionally guaranteed by us. We will pay interest on the 2014 notes on April 15 and October 15 of each year beginning April 15, 2010. TIFSA may redeem any of the notes at any time by paying the greater of the principal amount of the 2014 notes or a "make-whole" amount, plus accrued and unpaid interest to, but excluding, the redemption date.

        The following table details our long-term and short-term debt ratings as of December 25, 2009 and September 25, 2009:

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

Backlog

        As of December 25, 2009 Tyco had a backlog of unfilled orders of $8.9 billion compared to a backlog of $9.0 billion as of September 25, 2009. We expect that approximately 86% of our backlog as of December 25, 2009 will be filled during the next 12 months. Backlog by segment was as follows ($ in millions):

	December 25, 2009	September 25, 2009
ADT Worldwide	$5,925	$5,916
Flow Control	1,652	1,698
Fire Protection Services	1,157	1,171
Electrical and Metal Products	76	72
Safety Products	118	102

	$8,928	$8,959

        Backlog decreased by $31 million, or 0.3%, from $9.0 billion as of September 25, 2009 to $8.9 billion as of December 25, 2009. The decrease in backlog was primarily due to unfavorable changes in foreign currency exchange rates of $31 million. ADT Worldwide's backlog includes recurring revenue-in-force which represents 12 months' revenue associated with monitoring and maintenance services under contract in the security business. ADT Worldwide's backlog increased $9 million, or 0.2%, primarily driven by an increase in revenue-in-force which was partially offset by decreased bookings and unfavorable exchange rates of $14 million. Flow Control's backlog decreased by $46 million primarily due to decreased bookings of $32 million and unfavorable exchange rates of $14 million. Fire Protection Services backlog decreased by $14 million primarily due to decreased bookings of $11 million and unfavorable exchange rates of $3 million.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

        Certain of our international businesses utilize the sale of accounts receivable as short-term financing mechanisms. The aggregate amount outstanding under our international accounts receivable programs was $54 million and $55 million as of December 25, 2009 and September 25, 2009, respectively.

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

        There are certain guarantees or indemnifications extended among Tyco, Covidien and Tyco Electronics in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. At the time of the Separation, we recorded a liability necessary to recognize the fair value of such guarantees and indemnifications. See Note 5 to the Consolidated Financial Statements for further discussion of the Tax Sharing Agreement. In addition, prior to the Separation we provided support in the form of financial and/or performance guarantees to various Covidien and Tyco Electronics operating entities. To the extent these guarantees were not assigned in connection with the Separation, we assumed primary liability on any remaining such support. The estimated fair value of these obligations was not material to us as of December 25, 2009.

        In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We have no reason to believe that these uncertainties would have a material adverse effect on our financial position, results of operations or cash flows. We have recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 10 to the Consolidated Financial Statements for a discussion of these liabilities.

        In the normal course of business, we are liable for contract completion and product performance. We record estimated product warranty costs at the time of sale. In the opinion of management, such obligations will not significantly affect our financial position, results of operations or cash flows.

        For a detailed discussion of guarantees and indemnifications, see Note 16 to the Consolidated Financial Statements.

Accounting Pronouncements

        Recently Adopted Accounting Pronouncements—In June 2008, the Financial Accounting Standards Board ("FASB") ratified authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. The guidance addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method. The guidance requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. The guidance became effective for Tyco in the first quarter of fiscal 2010, and has been applied retrospectively to prior periods. The adoption did not have a material impact on our historical annual or quarterly basic and diluted earnings per share. See Note 6 to the Consolidated Financial Statements for additional information related to the adoption of the guidance.

        In December 2007, the FASB revised the authoritative guidance for business combinations. The revised guidance retains the underlying concepts of the existing guidance in that business combinations are still accounted for at fair value. However, the accounting for certain other aspects of business combinations will be affected. Acquisition costs will generally be expensed as incurred. Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date. In-process research and development will be recorded at fair value as an indefinite-lived intangible at the acquisition date until it is completed or abandoned and its useful life can be determined. Changes in deferred tax asset valuation allowances and uncertain tax positions after the acquisition date will generally impact income tax expense. The revised guidance also expands required disclosures surrounding the nature and financial effects of business combinations. We adopted the revised guidance in the first quarter of fiscal 2010. The revised guidance is primarily effective for all business combinations beginning in the first quarter of fiscal 2010 and thereafter, and its adoption did not have a material impact on our financial position, results of operations or cash flows for the quarter ended December 25, 2009.

        In December 2007, the FASB issued authoritative guidance for noncontrolling interests in consolidated financial statements. The guidance requires the recognition of a noncontrolling interest (minority interest prior to the adoption of the guidance) as equity in the Consolidated Financial Statements. The amount of net income attributable to the noncontrolling interest should be included in consolidated net income on the face of the Consolidated Statements of Operations. The guidance also amends certain existing consolidation procedures in order to achieve consistency with the requirements of the revised authoritative guidance for business combinations discussed above. The guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The guidance was adopted by Tyco in the first quarter of fiscal 2010 and has been applied retrospectively. The adoption did not have a material impact on our financial position, results of operations or cash flows.

        In September 2006, the FASB issued authoritative guidance for fair value measurements, which enhances existing guidance for measuring assets and liabilities at fair value. The guidance defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. In February 2008, the FASB issued authoritative guidance which permitted companies to partially defer the effective date of the guidance for one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. During the first quarter of 2009 the Company elected to defer the adoption of the guidance for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The guidance became effective for Tyco in the first quarter of 2009 for financial assets and liabilities only. We adopted the fair value provisions relating to nonfinancial assets and liabilities in the first quarter of fiscal 2010. The adoption did not have a material impact on our financial position, results of operations or cash flows.

        In April 2008, the FASB issued authoritative guidance for determining the useful life of intangible assets. The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The guidance became effective for Tyco in the first quarter of fiscal 2010. The adoption did not have a material impact on our financial position, results of operations or cash flows.

        Recently Issued Accounting Pronouncements—In September 2009, the FASB issued authoritative guidance for the accounting for revenue arrangements with multiple deliverables. The guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific evidence nor third-party evidence is available. The guidance requires arrangements under which multiple revenue generating activities to be performed be allocated at inception. The residual method under the existing accounting guidance has been eliminated. The guidance expands the disclosure requirements related to multiple-deliverable revenue arrangements. The guidance becomes effective for revenue arrangements entered into or materially modified beginning in fiscal 2011, with early adoption permitted. The guidance applies on a prospective basis unless the Company specifically elects to apply the guidance retrospectively. We are currently assessing what impact, if any, the guidance will have on our financial position, results of operations or cash flows, as well as the timing of its adoption of the guidance.

        In June 2009, the FASB issued authoritative guidance which amended the existing guidance for the consolidation of variable interest entities, to address the elimination of the concept of a qualifying special purpose entity. The guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the guidance requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The guidance is effective for Tyco in the first quarter of fiscal 2011. We are currently assessing what impact, if any, that the guidance will have on its financial position, results of operations or cash flows.

        In December 2008, the FASB issued authoritative guidance for employers' disclosures about postretirement benefit plan assets. The guidance requires additional disclosures about plan assets related to an employer's defined benefit pension or other post-retirement plans to enable investors to better understand how investment decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and the significant concentrations of risk within plan assets. The disclosure provisions of the guidance are effective for Tyco in fiscal 2010 and will be adopted concurrent with the pension disclosures associated with our annual valuation process during the fourth quarter of fiscal 2010.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from our exposure discussed in the 2009 Form 10-K. In order to manage the volatility relating to our more significant market risks, we currently enter into forward foreign currency exchange contracts, interest rate swaps and commodity swaps for copper. During the first quarter of 2010, the Company entered into commodity swaps for copper, which did not have a material impact on the Company's financial position, results of operations or cash flows.

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

Item 4.    Controls and Procedures

        The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined under Rule 13a-15 of the Securities and Exchange Act (the Exchange Act)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 25, 2009, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        There has been no change in our internal control over financial reporting during the quarter ended December 25, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        Except as discussed below, there have been no material developments in the Company's legal proceedings that have occurred during the quarter ended December 25, 2009. For a description of the Company's previously reported legal proceedings, refer to Part I, Item 3. Legal Proceedings, in the 2009 Form 10-K.

        In connection with the Separation, we entered into a liability sharing agreement regarding certain legal actions that were pending against Tyco prior to the Separation. Under the Separation and Distribution Agreement, we, Covidien and Tyco Electronics are jointly and severally liable for the full amount of any judgments resulting from the actions subject to the agreement, which generally relate to legacy matters that are not specific to the business operations of any of the companies . The Separation and Distribution Agreement also provides that we will be responsible for 27%, Covidien 42% and Tyco Electronics 31% of payments to resolve these matters, with costs and expenses associated with the management of these contingencies being shared equally among the parties. In addition, under the agreement, we will manage and control all the legal matters related to assumed contingent liabilities as described in the Separation and Distribution Agreement, including the defense or settlement thereof, subject to certain limitations. Additionally, at the time of the Separation, the Company, Covidien and Tyco Electronics agreed to allocate responsibility for certain legacy tax claims pursuant to the same formula under the Tax Sharing Agreement. See Note 5 to the Consolidated Financial Statements for additional information related to the Tax Sharing Agreement.

Legacy Securities Matters

        As previously reported, Tyco and some members of the Company's former senior corporate management are named defendants in a number of lawsuits alleging violations of the disclosure provisions of the federal securities laws. In June 2007, the Company settled 32 purported securities class action lawsuits arising from actions alleged to have been taken by prior management. The June 2007 class action settlement did not purport to resolve all legacy securities cases.

        During the second quarter of 2009, we concluded that our best estimate of probable loss for the legacy securities matters outstanding at the time was $375 million in the aggregate, which we recorded as a liability in accrued and other current liabilities in our Consolidated Balance Sheet as of March 27, 2009. Due to the sharing provisions in the Separation and Distribution Agreement, we also recorded receivables from Covidien and Tyco Electronics in the amounts of $158 million and $116 million, respectively, which were recorded in other current assets in our Consolidated Balance Sheet as of March 27, 2009. As a result, we recorded a net charge of $101 million related to legacy securities matters during the quarter ended March 27, 2009 in selling, general, and administrative expenses in our Consolidated Statements of Operations.

        In the second half of fiscal 2009, we agreed to settle with all of the remaining plaintiffs that had opted-out of the class action settlement as well as plaintiffs who had brought ERISA related claims for a total of $271 million. Pursuant to the Separation and Distribution Agreement, our share of the settlement amount was approximately $73 million, with Covidien and Tyco Electronics responsible for approximately $114 million and $84 million, respectively. This settlement activity did not result in us recording a charge to our Consolidated Statements of Operations as we had established a reserve for our best estimate of the amount of loss during the second quarter of 2009 as discussed above. Since the June 2007 class action settlement, we have resolved all of our significant legal claims stemming from allegations of securities laws violations, with the exception of the matters noted below.

        The most significant outstanding legacy securities matter is Stumpf v. Tyco International Ltd., which is a class action lawsuit in which the plaintiffs allege that Tyco, among others, violated the disclosure provisions of the federal securities laws. The matter arises from Tyco's July 2000 initial public offering of common stock of TyCom Inc, and alleges that the TyCom registration statement and prospectus relating to the sale of common stock were inaccurate, misleading and failed to disclose facts necessary to make the registration statement and prospectus not misleading. The complaint further alleges the defendants violated securities laws by making materially false and misleading statements and omissions concerning, among other things, executive compensation, TyCom's business prospects and Tyco's and TyCom's finances. The matter is currently in the pre-trial stages of litigation and Tyco intends to vigorously defend this action.

        In addition to the Stumpf matter, Tyco is a party to several lawsuits involving disputes with former management, among which are affirmative cases brought by Tyco against Mr. Dennis L. Kozlowski, Tyco's former chief executive officer, Mr. Mark Swartz, its former chief financial officer, and Mr. Frank Walsh Jr., a former director. In connection with these affirmative actions, Messrs. Kozlowski and Swartz have made claims seeking amounts allegedly due in connection with their compensation and retention arrangements and under ERISA, and Mr. Walsh has made claims alleging that Tyco is required to indemnify him for his defense costs arising from his role as a Tyco director. Tyco intends to vigorously defend each of these actions.

        Tyco has reserved its best estimate of probable loss for these legacy matters. However, their ultimate resolution could differ materially from these estimates and could have a material adverse effect on Tyco's financial position, results of operations or cash flows.

        Under the terms of the Separation and Distribution Agreement, each of Tyco, Covidien and Tyco Electronics are jointly and severally liable for the full amount of any legacy securities matters (excluding the claims brought by Messrs. Kozlowski, Swartz and Walsh.)

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 25, 2009, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $28 million to $84 million. As of December 25, 2009, Tyco concluded that the best estimate within this range is approximately $37 million, of which $10 million is included in accrued and other current liabilities and $27 million is included in other liabilities in the Company's Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payments of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos Matters

        The Company and certain of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. Of the lawsuits that have proceeded to trial since 2005, the Company has won or settled all but one case, with that one case returning an adverse jury verdict for approximately $7.7 million, which included both compensatory and punitive damages. The Company has appealed the verdict and believes that it will ultimately be overturned. As of September 25, 2009 and December 25, 2009, there were approximately 4,200 lawsuits pending against the Company and its subsidiaries. Each lawsuit typically includes several claims, and the Company has determined that it had approximately 5,500 claims outstanding as of September 25, 2009, which reflects adjustments for claims that are not actively being prosecuted, identify incorrect defendants or are duplicative of other actions. The number of claims has not significantly changed since September 25, 2009. For a detailed discussion of asbestos-related matters, see Note 10 of the Consolidated Financial Statements.

Income Tax Matters

        The Company and its subsidiaries' income tax returns periodically are examined by various tax authorities. In connection with these examinations, tax authorities, including the Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. We are reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed for uncertain income tax positions have been recorded through the income tax provision, equity or goodwill, as appropriate. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional income taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these liabilities in light of changing facts and circumstances.

        In 2004, in connection with the IRS audit of the 1997 through 2000 years, the Company submitted to the IRS proposed adjustments to certain prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously filed. During 2006, the IRS accepted substantially all of the proposed adjustments. Subsequently, the Company developed proposed amendments to U.S. federal income tax returns for additional periods through 2006. On the basis of previously accepted amendments, the Company has determined that these adjustments will more-likely-than-not be accepted and, accordingly, has recorded such adjustments in the Consolidated Financial Statements. Such adjustments did not have a material impact on the Company's financial condition, results of operations or cash flows. While the final adjustments cannot be determined until the IRS review is completed, the Company believes that any resulting adjustments will not have a material impact on its financial condition, results of operations or cash flows. For a detailed discussion of income tax matters, see Note 5 to the Consolidated Financial Statements.

Compliance Matters

        As previously reported in the Company's periodic filings, the Company has received and responded to various allegations and other information that certain improper payments were made by the Company's subsidiaries and agents in recent years. For example, two subsidiaries in the Company's Flow Control business in Italy have been charged, along with numerous other parties, in connection with the Milan public prosecutor's investigation into allegedly improper payments made to certain Italian entities, and the Company has reported to German authorities potentially improper conduct involving agents retained by the Company's EMEA water business. The Company has reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to these allegations and its internal investigations. The Company also informed the DOJ and the SEC that it has retained outside counsel to perform a Company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), and that it would continue to investigate and make periodic progress reports to these agencies. The Company has and will continue to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by the Company in the course of its ongoing compliance activities. The baseline review, which has been substantially completed, has revealed that some business practices may not comply with Tyco and FCPA requirements, and the Company has initiated discussions with the DOJ and SEC aimed at resolving these matters. While these discussions are ongoing, the Company cannot predict their outcome and cannot estimate the range of potential loss or the form of penalty, if any, that may result from an adverse resolution. It is possible that the Company may be required to pay material fines, consent to injunctions on future conduct, or suffer other criminal or civil penalties or adverse impacts, each of which could have a material adverse effect on the Company's financial position, results of operations or cash flows.

        Covidien and Tyco Electronics agreed, in connection with the Separation, to cooperate with the Company in its responses regarding these matters. Any judgment required to be paid or settlement or other cost incurred by the Company in connection with the FCPA investigations matters would be subject to the liability sharing provisions of the Separation and Distribution Agreement, which assigned liabilities primarily related to the former Healthcare and Electronics businesses of the Company to Covidien and Tyco Electronics, respectively, and provides that the Company will retain liabilities primarily related to its continuing operations. Any liabilities not primarily related to a particular segment will be shared equally among the Company, Covidien and Tyco Electronics.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million. The quarterly withdrawal liability payments are $1.1 million, $12.1 million of which had been paid to date. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

Other Matters

        As previously reported, in 2002, the SEC's Division of Enforcement conducted an investigation related to past accounting practices for dealer connect fees that ADT had charged to its authorized dealers upon purchasing customer accounts. The investigation related to accounting practices employed by the Company's former management, which were discontinued in 2003. Although the Company settled with the SEC in 2006, a number of former dealers and related parties have filed lawsuits against the Company, including a class action lawsuit filed in the District Court of Arapahoe County, Colorado, alleging breach of contract and other claims related to ADT's decision to terminate certain authorized dealers in 2002 and 2003. The trial is scheduled to begin in February 2010. While it is not possible at this time to predict the final outcome of these lawsuits, the Company does not believe these claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

Item 1A.    Risk Factors

        Tyco's significant business risks are described in Part I, Item 1A in our 2009 Form 10-K, to which reference is made herein. Management does not believe that there have been any significant changes in the Company's risk factors since the Company filed the 2009 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        During the quarter, the Company did not repurchase any common shares on the NYSE as part of the $1.0 billion share repurchase program approved by the Board of Directors in July 2008 ("2008 Share Repurchase Program"). Approximately $900 million remained outstanding under the 2008 Share Repurchase Program as of December 25, 2009.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger, dated as of January 18, 2010, among Tyco International Ltd., Barricade Merger Sub, Inc., ADT Security Services, Inc. and Brink's Home Security Holdings, Inc. (incorporated by reference to Item 2.1 of Tyco's Current Report on Form 8-K filed on January 19, 2010).
3.1	Articles of Association of Tyco International Ltd. (Tyco International AG) (Tyco International SA), amended to reflect change in par value of registered shares (Filed herewith).
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
101
Financial statements from the quarterly report on Form 10-Q of Tyco International Ltd. for the quarter ended December 25, 2009 formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity, and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:	/s/ CHRISTOPHER J. COUGHLIN Christopher J. Coughlin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 28, 2010