Form 10-Q
period 2010-03-26
TYCO INTERNATIONAL LTD
filed 2010-04-27
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 26, 2010
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

        The number of common shares outstanding as of April 21, 2010 was 475,419,817.

 TYCO INTERNATIONAL LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share data)

	For the Quarters Ended		For the Six Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
Revenue from product sales	$2,469	$2,518	$4,997	$5,286
Service revenue	1,700	1,632	3,418	3,290

Net revenue	4,169	4,150	8,415	8,576
Cost of product sales	1,752	1,861	3,557	3,840
Cost of services	907	854	1,783	1,744
Selling, general and administrative expenses	1,108	1,200	2,248	2,340
Goodwill and intangible asset impairments (see Note 7)	—	2,705	—	2,705
Restructuring, asset impairment and (gain)/loss on divestitures, net (see Notes 2 and 3)	(25)	84	(14)	88

Operating income (loss)	427	(2,554)	841	(2,141)
Interest income	7	11	16	23
Interest expense	(74)	(78)	(150)	(151)
Other income, net	3	7	12	11

Income (loss) from continuing operations before income taxes	363	(2,614)	719	(2,258)
Income tax (expense) benefit	(51)	60	(104)	(24)

Income (loss) from continuing operations	312	(2,554)	615	(2,282)
Loss from discontinued operations, net of income taxes	—	(12)	—	(7)

Net income (loss)	312	(2,566)	615	(2,289)
Less: noncontrolling interest in subsidiaries net income	2	1	3	1

Net income (loss) attributable to Tyco common shareholders	$310	$(2,567)	$612	$(2,290)

Amounts attributable to Tyco common shareholders:
Income (loss) from continuing operations	$310	$(2,555)	$612	$(2,283)
Loss from discontinued operations	—	(12)	—	(7)

Net income (loss) attributable to Tyco common shareholders	$310	$(2,567)	$612	$(2,290)

Basic earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	$0.65	$(5.40)	$1.29	$(4.83)
Loss from discontinued operations	—	(0.02)	—	(0.01)

Net income (loss) attributable to Tyco common shareholders	$0.65	$(5.42)	$1.29	$(4.84)

Diluted earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	$0.65	$(5.40)	$1.28	$(4.83)
Loss from discontinued operations	—	(0.02)	—	(0.01)

Net income (loss) attributable to Tyco common shareholders	$0.65	$(5.42)	$1.28	$(4.84)

Weighted-average number of shares outstanding:
Basic	476	473	476	473
Diluted	478	473	479	473

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)

	March 26, 2010	September 25, 2009
Assets
Current Assets:
Cash and cash equivalents	$2,733	$2,354
Accounts receivable, less allowance for doubtful accounts of $167 and $173, respectively	2,460	2,629
Inventories	1,464	1,443
Prepaid expenses and other current assets	932	972
Deferred income taxes	408	413
Assets held for sale	—	156

Total current assets	7,997	7,967
Property, plant and equipment, net	3,501	3,497
Goodwill	8,665	8,791
Intangible assets, net	2,698	2,647
Other assets	2,611	2,651

Total Assets	$25,472	$25,553

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$536	$245
Accounts payable	1,164	1,244
Accrued and other current liabilities	2,441	2,476
Deferred revenue	614	590
Liabilities held for sale	—	161

Total current liabilities	4,755	4,716
Long-term debt	3,995	4,029
Deferred revenue	1,110	1,134
Other liabilities	2,689	2,720

Total Liabilities	12,549	12,599

Commitments and Contingencies (see Note 10)
Tyco Shareholders' Equity:
Common shares, CHF 6.70 par value, 814,801,671 shares authorized, 479,346,720 shares issued as of March 26, 2010; CHF 7.60 par value, 814,801,671 shares authorized, 479,346,720 shares issued as of September 25, 2009	2,723	3,122
Common shares held in treasury, 4,003,269 and 5,182,984 shares, as of March 26, 2010 and September 25, 2009, respectively	(165)	(214)
Contributed surplus	10,963	10,940
Accumulated deficit	(208)	(820)
Accumulated other comprehensive loss	(406)	(87)

Total Tyco Shareholders' Equity	12,907	12,941
Noncontrolling interest	16	13

Total Equity	12,923	12,954

Total Liabilities and Equity	$25,472	$25,553

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	For the Six Months Ended
	March 26, 2010	March 27, 2009
Cash Flows From Operating Activities:
Net income (loss) attributable to Tyco common shareholders	$612	$(2,290)
Noncontrolling interest in subsidiaries net income	3	1
Loss from discontinued operations, net of income taxes	—	7

Income (loss) from continuing operations	615	(2,282)
Adjustments to reconcile net cash provided by operating activities:
Goodwill and intangible asset impairments	—	2,705
Depreciation and amortization	569	559
Non-cash compensation expense	63	52
Deferred income taxes	(35)	(182)
Provision for losses on accounts receivable and inventory	64	69
Other non-cash items	(23)	35
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	66	162
Inventories	(73)	21
Prepaid expenses and other current assets	20	(287)
Accounts payable	(52)	(376)
Accrued and other liabilities	(202)	190
Income taxes, net	—	22
Other	(1)	94

Net cash provided by operating activities	1,011	782

Net cash used in discontinued operating activities	—	(13)

Cash Flows From Investing Activities:
Capital expenditures	(335)	(331)
Proceeds from disposal of assets	19	4
Acquisition of businesses, net of cash acquired	(152)	(47)
Accounts purchased by ADT	(266)	(231)
Divestiture of businesses, net of cash retained	28	8
Other	11	(6)

Net cash used in investing activities	(695)	(603)

Net cash provided by discontinued investing activities	—	32

Cash Flows From Financing Activities:
Net repayments of short-term debt	(243)	(551)
Proceeds from issuance of long-term debt	498	2,165
Repayment of long-term debt	(9)	(1,634)
Proceeds from exercise of share options	9	1
Dividends paid	(214)	(189)
Repurchase of common shares by subsidiary	—	(3)
Transfer from discontinued operations	—	19
Other	21	(5)

Net cash provided by (used in) financing activities	62	(197)

Net cash used in discontinued financing activities	—	(19)

Effect of currency translation on cash	1	(82)

Net increase (decrease) in cash and cash equivalents	379	(100)
Cash and cash equivalents at beginning of period	2,354	1,519

Cash and cash equivalents at end of period	$2,733	$1,419

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

For the Six Months Ended March 26, 2010 and March 27, 2009

(in millions)

	Number of Common Shares	Common Shares at Par Value (see Note 12)	Common Shares $0.80 Par Value	Treasury Shares	Share Premium	Contributed Surplus	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Tyco Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance as of September 26, 2008	473	$—	$382	$(192)	$9,236	$4,711	$1,125	$232	$15,494	$14	$15,508
Comprehensive income:
Net loss							(2,290)		(2,290)	1	(2,289)
Currency translation								(951)	(951)	(1)	(952)
Unrealized gain on marketable securities and derivative instruments net of income taxes of $2 million								5	5		5
Change in unrecognized loss and prior service cost (credit), net of income taxes of $4 million								7	7		7

Total comprehensive loss									(3,229)		(3,229)
Change of Domicile (see Note 12)
Reclassification of shares owned by subsidiaries and cancellation of common shares held in treasury		1		(54)		53			—		—
Reverse share split and issuance of fully paid up shares		3,498	(382)		(3,116)				—		—
Reallocation of share premium to contributed surplus					(6,120)	6,120			—		—
Dividends declared (see Note 12)		(377)					(95)		(472)		(472)
Vesting of share based equity awards tax effect						(10)			(10)		(10)
Repurchase of common shares by subsidiary						(3)			(3)		(3)
Compensation expense						53			53		53
Cumulative effect of adopting a new accounting principle, net of income tax benefit of $2 million and income taxes $28 million, respectively, (See Note 11)							(5)	61	56		56
Other						(6)			(6)	(3)	(9)

Balance as of March 27, 2009	473	$3,122	$—	$(246)	$—	$10,918	$(1,265)	$(646)	$11,883	$11	$11,894

	Number of Common Shares	Common Shares at Par Value (See Note 12)	Treasury Shares	Contributed Surplus	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Tyco Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance as of September 25, 2009	474	$3,122	$(214)	$10,940	$(820)	$(87)	$12,941	$13	$12,954
Comprehensive income:
Net income					612		612	3	615
Currency translation						(336)	(336)		(336)
Retirement plans, net of income tax benefit of $8 million						17	17		17

Total comprehensive income							293	3	296
Dividends declared (see Note 12)		(399)					(399)		(399)
Shares issued from treasury for vesting of share-based equity awards	1		49	(40)			9		9
Compensation expense				63			63		63

Balance as of March 26, 2010	475	$2,723	$(165)	$10,963	$(208)	$(406)	$12,907	$16	$12,923

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

        Revenue related to the sale of electronic tags and labels utilized in retailer anti-theft systems is classified as revenue from product sales. In reporting periods prior to the first quarter of fiscal 2010, revenue related to the sale of electronic tags and labels utilized in retailer anti-theft systems was misclassified as service revenue. Such item had no effect on net revenue, operating income (loss), net income (loss) and cash flows. No changes have been made to previously filed financial statements or in the comparative quarterly amounts presented herein, as the effect in prior periods is not material. Revenue related to the sale of such electronic tags and labels reflected as service revenue was $65 million and $142 million and related cost of services was $40 million and $87 million for the quarter and six months ended March 27, 2009, respectively.

        References to 2010 and 2009 are to Tyco's fiscal quarters ending March 26, 2010 and March 27, 2009, respectively, unless otherwise indicated.

        Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation. Specifically, the Company has realigned certain business operations in the first quarter of fiscal 2010, resulting in prior period segment amounts being recast. See Note 14.

        Recently Adopted Accounting Pronouncements—In June 2008, the Financial Accounting Standards Board ("FASB") ratified authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. The guidance addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method. The guidance requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. The guidance became effective for Tyco in the first quarter of fiscal 2010, and was applied retrospectively to prior periods. The adoption did not have a material impact on the Company's historical annual or quarterly basic and diluted earnings per share. See Note 6 for additional information related to the adoption of the guidance.

        In December 2007, the FASB revised the authoritative guidance for business combinations. The revised guidance retains the underlying concepts of the existing guidance in that business combinations

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

are still accounted for at fair value. However, the accounting for certain other aspects of business combinations will be affected. Acquisition costs will generally be expensed as incurred. Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date. In-process research and development will be recorded at fair value as an indefinite-lived intangible at the acquisition date until it is completed or abandoned and its useful life can be determined. Changes in deferred tax asset valuation allowances and uncertain tax positions after the acquisition date will generally impact income tax expense. The revised guidance also expands required disclosures surrounding the nature and financial effects of business combinations. The revised guidance was adopted by the Company in the first quarter of fiscal 2010. The revised guidance is primarily effective for all business combinations beginning in the first quarter of fiscal 2010 and thereafter, and its adoption did not have a material impact on the Company's financial position, results of operations or cash flows for the quarter and six months ended March 26, 2010.

        In December 2007, the FASB issued authoritative guidance for noncontrolling interests in consolidated financial statements. The guidance requires the recognition of a noncontrolling interest (minority interest prior to the adoption of the guidance) as equity in the Consolidated Financial Statements. The amount of net income attributable to the noncontrolling interest should be included in consolidated net income on the face of the Consolidated Statements of Operations. The guidance also amends certain existing consolidation procedures in order to achieve consistency with the requirements of the revised authoritative guidance for business combinations discussed above. The guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The guidance was adopted by Tyco in the first quarter of fiscal 2010 and was applied retrospectively. The adoption did not have a material impact on the Company's financial position, results of operations or cash flows.

        In September 2006, the FASB issued authoritative guidance for fair value measurements, which enhances existing guidance for measuring assets and liabilities at fair value. The guidance defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The guidance was adopted in two phases. Tyco adopted the fair value provisions relating to financial assets and liabilities in the first quarter of 2009 and for nonfinancial assets and liabilities in the first quarter of fiscal 2010. The adoption did not have a material impact on the Company's financial position, results of operations or cash flows.

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

        Recently Issued Accounting Pronouncements—In September 2009, the FASB issued authoritative guidance for the accounting for revenue arrangements with multiple deliverables. The guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific evidence nor third-party evidence is available. The guidance requires arrangements under which multiple revenue generating activities that are to be performed be allocated at inception. The residual method under the existing accounting guidance has been eliminated. The guidance

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

expands the disclosure requirements related to multiple-deliverable revenue arrangements. The guidance becomes effective for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal 2011. The guidance applies on a prospective basis unless the Company specifically elects to apply the guidance retrospectively. The Company is currently assessing what impact, if any, the guidance will have on its financial position, results of operations or cash flows.

        In June 2009, the FASB issued authoritative guidance which amended the existing guidance for the consolidation of variable interest entities, to address the elimination of the concept of a qualifying special purpose entity. The guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the guidance requires any enterprise that holds a variable interest in an entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The guidance is effective for Tyco in the first quarter of fiscal 2011. The Company is currently assessing what impact, if any, that the guidance will have on its financial position, results of operations or cash flows.

        In December 2008, the FASB issued authoritative guidance for employers' disclosures about postretirement benefit plan assets. The guidance requires additional disclosures about plan assets related to an employer's defined benefit pension or other post-retirement plans to enable investors to better understand how investment decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and the significant concentrations of risk within plan assets. The disclosure provisions of the guidance are effective for Tyco in fiscal 2010 and will be adopted concurrently with the pension disclosures associated with the Company's annual valuation process during the fourth quarter of fiscal 2010.

2.    Divestitures

        The Company has continued to assess the strategic fit of its various businesses and has pursued divestiture of certain businesses which do not align with its long-term strategy.

        During the fourth quarter of 2009, the Company approved a plan to sell its french security business, which was part of the Company's ADT Worldwide segment. This business has been classified as held for sale as of September 25, 2009; however, its results of operations were presented in continuing operations as the criteria for discontinued operations have not been met. During March 2010, the Company completed the sale and recorded a $53 million pre-tax gain within restructuring, asset impairment and (gain)/loss on divestitures, net in the Company's Consolidated Statement of Operations.

        During the third quarter of 2008, the Company approved a plan to sell a business in its Safety Products segment. This business had been classified as held for sale in the Company's historical Consolidated Balance Sheet. During the second quarter of 2009, due to a change in strategy by management, the Company decided not to sell the business. As a result, the business no longer satisfied the requirements to be classified as held for sale. The Company measured the business at the lower of its (i) carrying amount before it was classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the business been continuously classified as

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.    Divestitures (Continued)

held and used, or (ii) fair value at the date the decision not to sell was made. The Company recorded a charge of $8 million in the second quarter of 2009 relating to the amount of depreciation and amortization expense that would have been recorded had the asset been continuously classified as held and used.

Discontinued Operations

        In July 2008, the Company substantially completed the sale of its Infrastructure Services business, which met the criteria to be presented as discontinued operations. In order to complete the sale of Earth Tech Brasil Ltda. ("ET Brasil") and Earth Tech UK businesses and certain assets in China, the Company was required to obtain consents and approvals to transfer the legal ownership of the businesses and assets. On January 22, 2009 the Company received the necessary consents and approvals to transfer the legal ownership of its ET Brasil business to Corioca Christiani-Nielsen Engenharia S.A. and received cash proceeds of approximately $13 million. On February 27, 2009 the Company received the necessary consents to transfer certain of the China assets and received cash proceeds of $18 million. At March 27, 2009, the necessary consents and approvals for Earth Tech UK and the remaining assets in China had not been obtained by the Company. At March 27, 2009, the Company had assessed and determined that the carrying value of the remaining assets were recoverable based on current fair value, less cost to sell. The remaining consents and approvals for the other businesses and assets were obtained during the second half of fiscal 2009.

        Net revenue, income from operations, loss on sale and income tax expense for discontinued operations are as follows ($ in millions):

	For the Quarter Ended	For the Six Months Ended
	March 27, 2009	March 27, 2009
Net revenue	$1	$8

Pre-tax income from discontinued operations	$1	$4
Pre-tax loss on sale of discontinued operations	(8)	(5)
Income tax expense	(5)	(6)

Loss from discontinued operations, net of income taxes	$(12)	$(7)

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.    Divestitures (Continued)

        Balance sheet information for pending divestitures as of September 25, 2009, is as follows ($ in millions):

September 25, 2009
Accounts receivable, net	$39
Inventories	2
Prepaid expenses and other current assets	22
Property, plant and equipment, net	22
Goodwill and intangible assets, net	9
Other assets	62

Total assets	$156

Accounts payable	$22
Accrued and other current liabilities	67
Other liabilities	72

Total liabilities	$161

        During fiscal year 2007, Tyco completed the spin-offs of its Healthcare and Electronics businesses (the "Separation"). The Company has used available information to develop its best estimates for certain assets and liabilities related to the Separation. In limited instances, final determination of the balances will be made in subsequent periods. During the quarter and six months ended March 27, 2009, nil and $4 million, respectively, of other items was recorded as an increase to shareholders' equity. There were no adjustments during the quarter and six months ended March 26, 2010. Adjustments in the future for the impact of filing final income tax returns in certain jurisdictions where those returns include a combination of Tyco, Covidien and/or Tyco Electronics legal entities and for certain amended income tax returns for the periods prior to the Separation may be recorded to either equity or the statement of operations depending on the specific item giving rise to the adjustment.

(Gain)/Loss on divestitures, net

        During the quarter and six months ended March 26, 2010, the Company recorded a net gain of $45 million and $44 million, respectively, in restructuring, asset impairment and (gain)/loss on divestitures, net in the Company's Consolidated Statements of Operations in connection with the divestiture and write-down to fair value less cost to sell of certain businesses that did not meet the criteria for discontinued operations. The net gain for the quarter and six months ended March 26, 2010 includes the $53 million gain recognized upon the sale of the Company's french security business.

        During the quarter and six months ended March 27, 2009, the Company recorded $1 million gain and $1 million loss, respectively, in restructuring, asset impairment and (gain)/loss on divestitures, net in the Company's Consolidated Statements of Operations in connection with the divestiture and write-down to fair value of certain businesses that did not meet the criteria for discontinued operations.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net

2009 Program

        During fiscal 2009 and 2010, the Company identified and pursued opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across the Company's businesses (the "2009 Program"). The Company expects such actions to be substantially completed by the end of fiscal 2010 and to incur restructuring and restructuring related charges of approximately $100 million to $150 million in fiscal 2010. During the quarter and six months ended March 26, 2010, the Company incurred charges of $21 million and $32 million, respectively. The Company has incurred $261 million of restructuring charges cumulative to date relating to the 2009 Program.

        Restructuring and asset impairment charges, net, during the quarter and six months ended March 26, 2010 and March 27, 2009 related to the 2009 Program are as follows ($ in millions):

	For the Quarter Ended March 26, 2010
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Total
ADT Worldwide	$2	$2	$—	$4
Flow Control	7	1	1	9
Fire Protection Services	5	—	—	5
Electrical and Metal Products	—	1	—	1
Safety Products	1	1	—	2

Total	$15	$5	$1	$21

	For the Quarter Ended March 27, 2009
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Charges Reflected in SG&A	Total
ADT Worldwide	$37	$9	$6	$1	$53
Flow Control	2	1	1	—	4
Fire Protection Services	10	—	—	—	10
Electrical and Metal Products	1	—	4	—	5
Safety Products	15	—	5	—	20
Corporate and Other	1	4	—	1	6

Total	$66	$14	$16	$2	$98

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net (Continued)

	For the Six Months Ended March 26, 2010
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Charges Reflected in SG&A	Total
ADT Worldwide	$6	$3	$—	$—	$9
Flow Control	12	2	1	—	15
Fire Protection Services	7	—	—	1	8
Electrical and Metal Products	—	1	—	—	1
Safety Products	1	(2)	—	—	(1)

Total	$26	$4	$1	$1	$32

	For the Six Months Ended March 27, 2009
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Charges Reflected in SG&A	Total
ADT Worldwide	$37	$9	$6	$3	$55
Flow Control	3	1	2	—	6
Fire Protection Services	10	—	—	—	10
Electrical and Metal Products	1	—	5	—	6
Safety Products	15	—	5	—	20
Corporate and Other	1	4	—	1	6

Total	$67	$14	$18	$4	$103

        Restructuring and asset impairment charges, net incurred cumulative to date from initiation of the 2009 Program are as follows ($ in millions):

	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Charges Reflected in SG&A	Total
ADT Worldwide	$72	$22	$9	$5	$108
Flow Control	30	6	3	—	39
Fire Protection Services	51	1	—	1	53
Electrical and Metal Products	10	3	7	—	20
Safety Products	24	—	8	—	32
Corporate and Other	1	8	—	—	9

Total	$188	$40	$27	$6	$261

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net (Continued)

        The rollforward of the reserves related to the 2009 Program from September 25, 2009 to March 26, 2010 is as follows ($ in millions):

Balance as of September 25, 2009	$130
Charges	40
Reversals	(6)
Utilization	(70)
Reclass/transfers	(1)
Currency translation	(5)

Balance as of March 26, 2010	$88

        Restructuring reserves for businesses that have met the held for sale criteria are included in liabilities held for sale on the Consolidated Balance Sheets and excluded from the table above. See Note 2.

2007 Program and pre-2006 Actions

        During fiscal 2007 and 2008, the Company launched a restructuring program across all of the Company's segments, including the corporate organization, to streamline some of the businesses and reduce the operational footprint (the "2007 Program"). As of December 26, 2008, the Company had substantially completed this program. The Company maintained a restructuring reserve related to the 2007 Program of $32 million and $59 million as of March 26, 2010 and September 25, 2009, respectively. The Company utilized $25 million of the restructuring reserve balance during the six months ended March 26, 2010. In addition, the Company continues to maintain restructuring reserves related to certain actions initiated prior to 2006. The total amount of these reserves were $14 million as of March 26, 2010 and $15 million as of September 25, 2009. The aggregate remaining reserves related to the 2007 Program and pre-2006 actions include employee severance and benefits as well as facility exit costs for long-term non-cancelable lease obligations with expiration dates which range from 2010 to 2022 primarily within the Company's ADT Worldwide, Safety Products and Fire Protection Services segments. The Company incurred nil and $5 million of charges related to the 2007 Program and pre-2006 actions during the quarters ended March 26, 2010 and March 27, 2009, respectively. The Company incurred nil and $5 million of charges related to the 2007 Program and pre-2006 actions for the six months ended March 26, 2010 and March 27, 2009, respectively.

        At March 26, 2010 and September 25, 2009, restructuring reserves related to the 2009 Program, 2007 Program and pre-2006 actions, were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	March 26, 2010	September 25, 2009
Accrued and other current liabilities	$92	$159
Other liabilities	42	45

Total	$134	$204

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Acquisitions

Acquisitions

        On January 18, 2010, the Company entered into a definitive agreement to acquire Brink's Home Security Holdings, Inc ("BHS"), now operating as Broadview Security, for approximately $2.0 billion or $42.50 per share. The acquisition is expected to be financed with cash of up to approximately $600 million and the issuance of Tyco common shares. The transaction has been unanimously approved by the board of directors of each company. The transaction is expected to close shortly after the special meeting of BHS shareholders scheduled for May 12, 2010 assuming all closing conditions are met or waived. Following the closing of the transaction, the Company intends to combine BHS with its ADT Worldwide segment. In conjunction with the acquisition of BHS, the Company has incurred acquisition costs of $4 million, which are recorded in selling, general and administrative expenses in the Company's Consolidated Statement of Operations for the quarter and six months ended March 26, 2010.

        During the quarter and six months ended March 26, 2010, cash paid for acquisitions included in continuing operations totaled $9 million and $152 million, respectively, net of cash acquired of nil and $1 million, respectively, which primarily related to the acquisition of two Brazilian valve companies, including Hiter Industria e Comercio de Controle Termo-Hidraulico Ltda ("Hiter"), a valve manufacturer which serves a variety of industries including the oil and gas, chemical and petrochemical markets. Net cash paid for the Brazilian valve companies totaled $104 million by the Company's Flow Control segment. In addition, the Company's Electrical and Metal Products segment acquired certain assets of a business for $39 million and its Safety Products segment acquired a business for $9 million.

        During the quarter and six months ended March 27, 2009, cash paid for acquisitions included in continuing operations totaled $2 million and $47 million, respectively, net of cash acquired of $1 million and $2 million, respectively, which primarily related to the acquisition of Vue Technology, Inc., a provider of radio frequency identification (RFID) technology, for $43 million by the Company's Safety Products segment.

ADT Worldwide Account Acquisitions

        Tyco acquired approximately 105,000 and 234,000 customer contracts for electronic security services within the Company's ADT Worldwide segment for $120 million and $271 million during the quarter and six months ended March 26, 2010, respectively. Of these amounts, $113 million and $261 million was paid during the quarter and six months ended March 26, 2010, respectively. Additionally, the Company paid $3 million during the quarter ended March 26, 2010 for customer contracts acquired during the quarter ended December 25, 2009. The Company also paid $2 million during the quarter ended December 25, 2009 for customer contracts acquired during the quarter ended September 25, 2009.

        Tyco acquired approximately 92,000 and 222,000 customer contracts for electronic security services within the Company's ADT Worldwide segment for $98 million and $229 million during the quarter and six months ended March 27, 2009, respectively. Of these amounts, $92 million and $201 million was paid during the quarter and six months ended March 27, 2009, respectively. Additionally, the Company paid $22 million during the quarter ended March 27, 2009 for customer contracts acquired during the quarter ended December 26, 2008. The Company also paid $8 million during the quarter ended December 26, 2008 for customer contracts acquired during the quarter ended September 26, 2008.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.    Income Taxes

        The Company did not have a significant change to its unrecognized tax benefits during the quarter ended March 26, 2010.

        Tyco's uncertain tax positions primarily relate to tax years that remain subject to audit by the taxing authorities in U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
Australia	2004-2009
Canada	2000-2009
France	1999-2009
Germany	1998-2009
Switzerland	2000-2009
United Kingdom	2000-2009
United States	1997-2009

        Based on the current status of its income tax audits, the Company believes that it is reasonably possible that between nil and $100 million in unrecognized tax benefits may be resolved in the next twelve months.

        At each balance sheet date, management evaluates whether it is more likely than not that the Company's deferred tax assets will be realized and if sufficient future taxable income will be available by assessing current period and projected operating results and other pertinent data. At March 26, 2010, the Company had recorded deferred tax assets of $1.5 billion, net of valuation allowances of $804 million. Depending on prevailing economic conditions future taxable income of entities with deferred tax assets may be negatively impacted, which may require additional valuation allowances to be recorded in future reporting periods related to the Company's deferred tax assets.

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

        Under the Tax Sharing Agreement, the Company shares responsibility for certain of Tyco's, Covidien's and Tyco Electronics' income tax liabilities, which result in cash payments, based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and Tyco Electronics share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and Tyco Electronics' U.S. and certain non-U.S. income tax returns. All costs and expenses associated with the management of these shared tax liabilities are shared equally among the parties. In conjunction with estimating its Tax Sharing obligations, Tyco has recorded a net receivable from Covidien and Tyco Electronics representing their estimated share of the Tax Sharing obligations of $117 million and $106 million, as of March 26, 2010

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.    Income Taxes (Continued)

and September 25, 2009, respectively. As of March 26, 2010 and September 25, 2009, $114 million and $103 million, respectively, are included in other noncurrent assets and $3 million and $3 million, respectively, are included in prepaid expenses and other current assets. Other liabilities include $554 million as of March 26, 2010 and September 25, 2009 for Tyco's obligations under the Tax Sharing Agreement. Tyco assesses the shared tax liabilities and related guaranteed liabilities at each reporting period. The receivable and liability were initially recognized with an offset to shareholders' equity in 2007. During the quarter ended March 26, 2010 and March 27, 2009, the Company recorded income of $2 million and $1 million, respectively, in accordance with the Tax Sharing agreement. For the six months ended March 26, 2010 and March 27, 2009, the Company recorded income of $11 million and $5 million, respectively, in accordance with the Tax Sharing Agreement. Tyco will provide payment to Covidien and Tyco Electronics under the Tax Sharing Agreement as the shared income tax liabilities are settled. Settlement is expected to occur as the audit process by applicable taxing authorities is completed for the impacted years and cash payments are made. Given the nature of the shared liabilities, the maximum amount of potential future payments is not determinable. Such cash payments, when they occur, will reduce the guarantor liability as such payments represent an equivalent reduction of risk. The Company also assesses the sufficiency of the Tax Sharing Agreement guarantee liability on a quarterly basis and will increase the liability when it is probable that cash payments expected to be made under the Tax Sharing Agreement exceed the recorded balance.

        During the fourth quarter of 2009, the Company, as Audit Management Party under the Tax Sharing Agreement, reached a settlement agreement with the Internal Revenue Service ("IRS") on certain deductions taken by Tyco, Covidien and Tyco Electronics on pre-separation tax returns filed for the periods 2001 to 2004. The settlement did not have a material effect to the Company's results of operations, financial position or cash flows. Additionally, the Company considered the potential impact of the settlement as part of its quarterly assessment of the guarantee liability and concluded that no adjustment to the liability was needed.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.    Income Taxes (Continued)

Other Income Tax Matters

        The Company and its subsidiaries' income tax returns are examined periodically by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments. The Company is reviewing and contesting certain of the proposed tax adjustments. The Company has continuing dialog with the IRS related to these proposed adjustments with the objective of resolving some or all of these matters. Management has assessed the issues related to these adjustments and has recorded unrecognized tax benefits pursuant to the guidance for accounting for uncertain income tax positions. The ultimate resolution of these matters is uncertain and could result in a material impact to the Company's financial position, results of operations, cash flows or the effective tax rate in future reporting periods.

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

6.    Earnings Per Share

        As discussed in Note 1, the Company adopted the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities in the first quarter of fiscal 2010. The Company historically issued certain restricted stock awards that vest over a period of three years which contained non-forfeitable rights to dividends and should be treated as participating securities. These types of awards were last issued during fiscal 2006. Awards containing such rights that are unvested are considered to be participating securities and are included in the computation of earnings per share pursuant to the two-class method. All of these awards were vested as of September 25, 2009. As a result, the Company is not required to compute earnings per share for fiscal 2010 using the two-class method unless new awards are granted. The retrospective application of this guidance for the quarter and six months ended March 27, 2009 did not have an impact on the Company's historically reported earnings per share as the effects would be anti-dilutive because the Company reported a loss from continuing operations.

        The reconciliations between basic and diluted earnings per share attributable to Tyco common shareholders are as follows (in millions, except per share data):

	Quarter Ended March 26, 2010				Quarter Ended March 27, 2009
	Income		Shares	Per Share Amount	Loss		Shares	Per Share Amount
Basic earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	$310		476	$0.65	$(2,555)		473	$(5.40)
Less: Income allocated to participating securities	NA	(1)	—		NA	(2)	—
Share options and restricted share awards	—		2		—
Diluted earnings per share attributable to Tyco common shareholders:
Add: Income allocated to participating securities	NA	(1)	—		NA	(2)	—

Income (loss) from continuing operations attributable to Tyco common shareholders, giving effect to dilutive adjustments	$310		478	$0.65	$(2,555)		473	$(5.40)

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.    Earnings Per Share (Continued)

	Six Months Ended March 26, 2010				Six Months Ended March 27, 2009
	Income		Shares	Per Share Amount	Loss		Shares	Per Share Amount
Basic earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	$612		476	$1.29	$(2,283)		473	$(4.83)
Less: Income allocated to participating securities	NA	(1)	—		NA	(2)	—
Share options and restricted share awards	—		3		—
Diluted earnings per share attributable to Tyco common shareholders:
Add: Income allocated to participating securities	NA	(1)	—		NA	(2)	—

Income (loss) from continuing operations attributable to Tyco common shareholders, giving effect to dilutive adjustments	$612		479	$1.28	$(2,283)		473	$(4.83)

(1)
The two-class method is not applicable for the quarter and six months ended March 26, 2010 as all participating securities were vested as of September 25, 2009.

(2)
The two-class method is not applicable for the quarter and six months ended March 27, 2009 as the effects would be anti-dilutive because the Company reported a loss from continuing operations for both periods.

        The computation of diluted earnings per share for the quarter and six months ended March 26, 2010 excludes the effect of the potential exercise of options to purchase approximately 16 million shares in both periods and excludes restricted share awards of approximately 2 million shares in both periods because the effect would be anti-dilutive.

        The computation of diluted earnings per share for the quarter and six months ended March 27, 2009 excludes the effect of the potential exercise of options to purchase approximately 27 million shares in both periods and excludes restricted share awards of approximately 6 million shares in both periods because the effect would be anti-dilutive.

7.    Goodwill and Intangible Assets

Goodwill

        Annually, in the fiscal fourth quarter, and more frequently if triggering events occur, the Company tests goodwill for impairment by comparing the fair value of each reporting unit with its carrying amount. Fair value for each reporting unit is determined utilizing a discounted cash flow analysis based on the Company's forecast cash flows discounted using an estimated weighted-average cost of capital of market participants. A market approach is utilized to corroborate the discounted cash flow analysis performed at each reporting unit. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered potentially impaired. In determining fair value, management relies on and

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Goodwill and Intangible Assets (Continued)

considers a number of factors, including operating results, business plans, economic projections, including expectations and assumptions regarding the timing and degree of any economic recovery, anticipated future cash flow, comparable market transactions (to the extent available), other market data and the Company's overall market capitalization.

        During the first six months of fiscal 2010, the Company continued to monitor the recoverability of its goodwill. The Company considered and evaluated its market capitalization as well as the other factors described above and concluded its remaining goodwill balance of $8.7 billion as of March 26, 2010 is recoverable. As part of the Company's ongoing monitoring efforts, the Company will continue to consider the global economic environment and volatility in the stock market as well as in the Company's own stock price in assessing goodwill recoverability. Given the current economic environment and the uncertainties regarding the potential impact on the Company's business, there can be no assurance that the Company's estimates and assumptions regarding forecast cash flows of certain of its reporting units as well as the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the annual goodwill impairment test performed during the fourth quarter of 2009, will prove to be accurate predictions of the future. At the last annual goodwill testing date, the Company had certain reporting units within the Company's ADT Worldwide and Safety Products segments with less than a ten percent excess of fair value over carrying value based on the discounted cash flow analyses. As discussed above, the Company monitored the recoverability of its goodwill and concluded none of the aforementioned reporting units experienced a triggering event which would require goodwill to be tested for impairment on an interim basis. The goodwill balance for these reporting units was approximately $842 million as of March 26, 2010. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that in the future an impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material.

        During fiscal 2010, businesses were realigned among the ADT Worldwide and Fire Protection Services segments, ADT Worldwide and Safety Products segments and Fire Protection Services and Safety Products segments. As a result of these realignments, goodwill was reallocated as detailed below. As part of the realignment the Company tested the related goodwill balances for recoverability and determined goodwill was recoverable.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Goodwill and Intangible Assets (Continued)

        The changes in the carrying amount of goodwill by segment are as follows ($ in millions):

	ADT Worldwide	Flow Control	Fire Protection Services	Safety Products	Total
Balance as of September 25, 2009	$4,302	$1,993	$1,334	$1,162	$8,791
Acquisitions	—	76	—	—	76
Divestitures	(4)	(5)	(1)	(9)	(19)
Goodwill transfer due to realignment	113	—	23	(136)	—
Currency translation	(85)	(91)	4	(11)	(183)

Balance as of March 26, 2010	$4,326	$1,973	$1,360	$1,006	$8,665

Second Quarter 2009 Goodwill Impairment

        The Company began to experience a decline in revenue during the first quarter of 2009 in its ADT Worldwide, Fire Protection Services and Safety Products segments as a result of a slowdown in the commercial markets including the retailer end market as well as a decline in sales volume at its Electrical and Metal Products segment due to the slow down in the non-residential construction market. Although the Company considered and concluded that these factors did not constitute triggering events during the first quarter of 2009, the continued existence of these conditions during the second quarter of 2009, along with downward revisions to forecast results, restructuring actions and weaker industry outlooks, caused the Company to conclude that sufficient indicators of impairment existed for certain reporting units in the above mentioned businesses. The Company determined that these events and changes in circumstances constituted triggering events for the following six reporting units: Europe, Middle East and Africa ("EMEA") Security and EMEA Fire reporting units within the ADT Worldwide and Fire Protection Services segments, respectively, Electrical and Metal Products reporting unit within the Electrical and Metal Products segment and Access Control and Video Systems ("ACVS"), Life Safety, and Sensormatic Retail Solutions ("SRS") reporting units within the Safety Products segment. As a result of the triggering events, the Company assessed the recoverability of each of the reporting unit's long-lived assets and concluded that the carrying amounts were recoverable at March 27, 2009. Subsequently, the Company performed the first step of the goodwill impairment test for these reporting units.

        To perform the first step of the goodwill impairment test for the six reporting units with triggering events, the Company compared the carrying amounts of these reporting units to their estimated fair values. Fair value for each reporting unit was determined utilizing a discounted cash flow analysis based on forecast cash flows (including estimated underlying revenue and operating income growth rates) discounted using an estimated weighted average cost of capital of market participants. A market approach, utilizing observable market data such as comparable companies in similar lines of business that are publically traded or which are part of a public or private transaction (to the extent available), was used to corroborate the discounted cash flow analysis performed at each reporting unit. If the carrying amount of a reporting unit exceeded its fair value, goodwill was considered potentially impaired. In determining fair value, management relied on and considered a number of factors, including operating results, business plans, economic projections, including expectations and assumptions regarding the timing and degree of any economic recovery, anticipated future cash flow,

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Goodwill and Intangible Assets (Continued)

comparable market transactions (to the extent available), other market data and the Company's overall market capitalization.

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

        The results of the first step of the goodwill impairment test indicated there was a potential impairment of goodwill in each of the six reporting units identified with triggering events, as the carrying amounts of the reporting units exceeded their respective fair values. As a result, the Company performed the second step of the goodwill impairment test for these reporting units. In the second step of the goodwill impairment test, the Company compared the implied fair value of reporting unit goodwill with the carrying amount of the reporting unit's goodwill. The implied fair values of goodwill were determined by allocating the fair values of each reporting unit to all of the assets and liabilities of the applicable reporting unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination. The results of the second step of the goodwill impairment test indicated that the implied goodwill amount was less than the carrying amount of goodwill for each of the aforementioned reporting units. The Company recorded an aggregate non-cash impairment charge of $2.6 billion ($2.6 billion after-tax) which was recorded in goodwill and intangible asset impairments in the Company's Consolidated Statement of Operations for the quarter and six months ended March 27, 2009. Specifically, the Company recorded the following non-cash goodwill impairment charges at the following reporting units ($ in millions):

Reporting Unit	Pre-tax Charge	After-tax Charge
EMEA Fire	$180	$179
EMEA Security	613	610
Electrical and Metal Products	935	913
ACVS	327	321
Life Safety	240	236
SRS	346	340

Total	$2,641	$2,599

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Goodwill and Intangible Assets (Continued)

Intangible Assets

        During the first six months of fiscal 2010, the Company continued to monitor the recoverability of its indefinite lived intangible assets. Based on its evaluation, the Company concluded that its indefinite lived intangible asset balance of $305 million as of March 26, 2010 continues to be recoverable. Indefinite lived intangible assets consisting primarily of trade names are tested for impairment using the relief from royalty method. However, fair value determinations require considerable judgment and are sensitive to change. In light of current economic conditions and the downturn within the retail industry, impairments to intangible assets could occur in future periods. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material.

        The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets as of March 26, 2010 and September 25, 2009 ($ in millions):

	March 26, 2010			September 25, 2009
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Contracts and related customer relationships	$6,809	$4,498	14 years	$6,529	$4,275	14 years
Intellectual property	552	473	20 years	552	462	20 years
Other	15	12	10 years	17	13	10 years

Total	$7,376	$4,983	14 years	$7,098	$4,750	14 years

Non-Amortizable:
Intellectual property	$213			$212
Other	92			87

Total	$305			$299

        Intangible asset amortization expense for the quarters ended March 26, 2010 and March 27, 2009 was $127 million and $129 million, respectively. Intangible asset amortization expense was $256 million for both the six months ended March 26, 2010 and March 27, 2009, respectively.

        The estimated aggregate amortization expense on intangible assets is expected to be approximately $247 million for the remainder of 2010, $409 million for 2011, $343 million for 2012, $293 million for 2013, $243 million for 2014 and $199 million for 2015.

Second Quarter 2009 Intangible Asset Impairment

        The Company began to experience a decline in revenue during the first quarter of 2009 at its ADT Worldwide and Safety Products segments due to a slowdown in the commercial markets including the retailer end market. Although the Company considered and concluded these factors did not constitute triggering events during the first quarter of 2009, the continued existence of these conditions during the second quarter of 2009, along with downward revisions to forecast results, restructuring actions and weaker industry outlooks, caused the Company to conclude that sufficient indicators of impairment existed for certain indefinite-lived intangible assets. This deterioration of the business environment

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Goodwill and Intangible Assets (Continued)

related to the retailer business of the Company's ADT Worldwide and Safety Products segments resulted in a further lowering of management's projections of revenues from the retailer end market during the second quarter of 2009.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Debt

        Debt as of March 26, 2010 and September 25, 2009 is as follows ($ in millions):

	March 26, 2010	September 25, 2009
Commercial paper(2)	$—	$200
6.75% public notes due 2011(1)	516	516
6.375% public notes due 2011	849	849
Revolving senior credit facility due 2011	—	—
Revolving senior credit facility due 2012	—	—
6.0% public notes due 2013	655	655
4.125% public notes due 2014	498	—
8.5% public notes due 2019	750	750
7.0% public notes due 2019	433	434
6.875% public notes due 2021	716	716
7.0% public notes due 2028	7	14
6.875% public notes due 2029	21	21
Other(1)(2)	86	119

Total debt	4,531	4,274
Less current portion	536	245

Long-term debt	$3,995	$4,029

(1)
6.75% public notes due 2011, plus $20 million of the amount shown as other, comprise the current portion of the Company's total debt as of March 26, 2010.

(2)
Commercial paper, plus $45 million of the amount shown as other, comprise the current portion of the Company's total debt as of September 25, 2009.

        The carrying amount of Tyco's debt subject to the fair value disclosure requirements as of March 26, 2010 and September 25, 2009 was $4,445 million and $4,155 million, respectively. The Company has determined the fair value of such debt to be $4,933 million and $4,578 million as of March 26, 2010 and September 25, 2009, respectively. The Company utilizes various valuation methodologies to determine the fair value of its debt which is primarily dependent on the type of market in which the Company's debt is traded. When available, the Company uses quoted market prices to determine the fair value of its debt which is traded in active markets. As of March 26, 2010 and September 25, 2009, the fair value of the Company's debt which is actively traded was $4,901 million and $4,338 million, respectively. When quoted market prices are not readily available or representative of fair value, the Company utilizes market information of comparable debt with similar terms, such as maturities, interest rates and credit risk to determine the fair value of its debt which is traded in markets that are not active. As of March 26, 2010 and September 25, 2009, the fair value of the Company's debt which is not actively traded was $32 million and $40 million, respectively. Additionally, the Company believes the carrying amount of its commercial paper of $200 million as of September 25, 2009 approximated fair value based on the short-term nature of such debt.

        In May 2008, Tyco International Finance S.A. ("TIFSA") commenced issuing commercial paper to U.S. institutional accredited investors and qualified institutional buyers. Borrowings under the commercial paper program are available for general corporate purposes. As of March 26, 2010, TIFSA

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Debt (Continued)

had no commercial paper outstanding. As of September 25, 2009, TIFSA had $200 million of commercial paper outstanding, which bore interest at an average rate of 0.33%.

        The Company's total committed revolving credit line was $1.69 billion as of March 26, 2010. These revolving credit facilities may be used for working capital, capital expenditures and general corporate purposes. As of March 26, 2010, there were no amounts drawn under these facilities. On January 29, 2009, the Company repaid $686 million to extinguish the entire outstanding balance under its revolving credit facilities. As of September 25, 2009, there were no amounts drawn under these facilities, although the Company had dedicated $200 million of availability to backstop its outstanding commercial paper.

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

        On January 9, 2009, TIFSA issued $750 million aggregate principal amount of 8.5% notes due on January 15, 2019, which are fully and unconditionally guaranteed by the Company (the "2019 notes"). TIFSA received net proceeds of approximately $745 million after underwriting discounts and offering expenses. The Company may be required to repurchase all or part of the 2019 Notes at par in July of 2014 at the option of the noteholders.

        On January 15, 2009, TIFSA made a payment of $215 million to extinguish all of its 6.125% notes, due 2009 which matured on the same date. Additionally, in November 2008, TIFSA made a payment of $300 million to extinguish all of its 6.125% notes due 2008.

9.    Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value as of March 26, 2010 and September 25, 2009. The fair value of derivative financial instruments was not material to any of the periods presented. See below for the fair value of investments and Note 8 for debt.

Derivative Instruments

        In the normal course of business, Tyco is exposed to market risk arising from changes in currency exchange rates, interest rates and commodity prices. The Company uses derivative financial instruments to manage exposures to foreign currency, interest rate and commodity price risks. The Company's

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Financial Instruments (Continued)

objective for utilizing derivative financial instruments is to manage these risks using the most effective methods to eliminate or reduce the impacts of these exposures. During fiscal 2010, the Company entered into commodity swaps for copper which are not designated as hedging instruments for accounting purposes, which did not have a material impact on the Company's financial position, results of operations or cash flows.

        The Company manages foreign currency exchange rate risk through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of those derivatives instruments is to minimize the income statement impact and potential variability in cash flows associated with intercompany loans and accounts receivable, accounts payable and forecasted transactions that are denominated in certain foreign currencies. As of March 26, 2010 and September 25, 2009, the total gross notional amount of the Company's foreign exchange contracts was $715 million and $525 million, respectively. Effective March 17, 2009, Tyco changed its jurisdiction of incorporation from Bermuda to Switzerland. Until January 1, 2011 Tyco intends to make dividend payments in the form of a reduction of capital, denominated in Swiss francs. However, the Company expects to actually pay dividends in U.S. dollars, based on exchange rates in effect shortly before the payment date. Fluctuations in the value of the U.S. dollar compared to the Swiss franc between the date the dividend is declared and paid will increase or decrease the U.S. dollar amount required to be paid. The Company manages the potential variability in cash flows associated with the dividend payments by entering into derivative financial instruments used as economic hedges of the underlying risk.

        The Company manages interest rate risk through the use of interest rate swap transactions with financial institutions acting as principal counterparties, which are designated as fair value hedges for accounting purposes. During the third quarter of 2009 and the first quarter of 2010, the Company entered into interest rate swap transactions with the objective of managing the exposure to interest rate risk by converting the interest rates on $1.4 billion and $500 million, respectively, of fixed-rate debt to variable rates. In these contracts, the Company agrees with financial institutions acting as principal counterparties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. As of March 26, 2010 and September 25, 2009, the total gross notional amount of the Company's interest rate swap contracts was $1.9 billion and $1.4 billion, respectively.

        For derivative instruments that are designated and qualify as fair value hedges, the Company documented the relationships between the hedging instruments and hedged items and linked derivatives designated as fair value hedges to specific debt issuances. For transactions designated as hedges, the Company also assessed and documented at the hedge's inception whether the derivatives used in hedging transactions were effective in offsetting changes in fair values associated with the hedged items. The fair value hedges did not result in any hedge ineffectiveness for the quarter and six months ended March 26, 2010.

        The Company does not use derivative financial instruments for trading or speculative purposes.

        All derivative financial instruments are reported on the Consolidated Balance Sheet at fair value with changes in the fair value of the derivative financial instruments recognized currently in earnings. The derivative financial instruments and impact of such changes in the fair value of the derivative financial instruments was not material to the Consolidated Balance Sheets as of March 26, 2010 and September 25, 2009 or Consolidated Statements of Operations for the quarters and six months ended March 26, 2010 and March 27, 2009.

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

        The Company's exposure to credit risk associated with its derivative instruments is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. As of March 26, 2010, the Company was exposed to industry concentration with financial institutions as well as risk of loss if an individual counterparty or issuer failed to perform its obligations under contractual terms. The maximum amount of loss that the Company would incur as of March 26, 2010 without giving consideration to the effects of legally enforceable master netting agreements, was approximately $17 million.

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

        When available, the Company uses quoted market prices to determine the fair value of investment securities. Such investments are included in Level 1. When quoted market prices are not readily available, pricing determinations are made based on the results of market approach valuation models using observable market data such as recently reported trades, bid and offer information and benchmark securities. These investments are included in Level 2 and consist primarily of U.S. government agency securities and corporate debt securities.

Derivative Financial Instruments

        As described above, under the caption "Derivative Instruments" derivative assets and liabilities consist principally of forward foreign currency exchange contracts and interest rate swaps. The fair values for these derivative financial instruments are derived from market approach pricing models that take into account the contractual terms and features of each instrument, forward foreign currency rates for the Company's foreign exchange contracts and yield curves for the Company's interest rate swaps existing at the end of the period. Valuations are adjusted to reflect creditworthiness of the counterparty for assets and the creditworthiness of the Company for liabilities. Such adjustments are based on observable market evidence and are categorized as Level 2 exposures. Derivative financial instruments are not presented in the following tables as the derivative financial instruments were not material to any of the periods presented.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following tables present the Company's assets and liabilities measured at fair value on a recurring basis as of March 26, 2010 and September 25, 2009 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the valuation.

	As of March 26, 2010
($ in millions)	Level 1	Level 2	Total
Assets
Available-for-Sale Securities:
Corporate debt securities	$—	$91	$91
U.S. Government debt securities	62	177	239
Other debt securities	—	4	4

Total	$62	$272	$334

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Financial Instruments (Continued)

	As of September 25, 2009
($ in millions)	Level 1	Level 2	Total
Assets
Available-for-Sale Securities:
Corporate debt securities	$—	$104	$104
U.S. Government debt securities	60	171	231
Other debt securities	—	5	5

Total	$60	$280	$340

        During the quarter and six months ended March 26, 2010, the Company did not have any significant transfers within the fair value hierarchy.

Other

        The Company has $2.9 billion and $3.0 billion of intercompany loans designated as permanent in nature as of March 26, 2010 and September 25, 2009, respectively. For the quarters ended March 26, 2010 and March 27, 2009, the Company recorded $78 million and $29 million, respectively, of cumulative transaction loss through accumulated other comprehensive income (loss) related to these loans. For the six months ended March 26, 2010 and March 27, 2009, the Company recorded $115 million and $353 million, respectively, of cumulative transaction loss through accumulated other comprehensive income (loss) related to these loans.

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

        The most significant outstanding legacy securities matter is Stumpf v. Tyco International Ltd., which is a class action lawsuit in which the plaintiffs alleged that Tyco, among others, violated the disclosure provisions of the federal securities laws. The matter arose from Tyco's July 2000 initial public offering of common stock of TyCom Ltd, and alleged that the TyCom registration statement and prospectus relating to the sale of common stock were inaccurate, misleading and failed to disclose facts necessary to make the registration statement and prospectus not misleading. The complaint further alleged the defendants violated securities laws by making materially false and misleading statements and omissions concerning, among other things, executive compensation, TyCom's business prospects and Tyco's and TyCom's finances. On May 6, 2010, the United States District Court for the District of New Jersey will hear arguments on a motion requesting preliminary approval of settlement of the Stumpf matter. The proposed settlement is subject to final court approval and the Court has not yet set a date for the final approval hearing. If the settlement receives final court approval, it will be subject to the liability sharing provisions of the Separation and Distribution Agreement with Covidien and Tyco Electronics. The Company believes its remaining reserve related to legacy securities matters is sufficient to satisfy the resolution of this matter.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of March 26, 2010, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $28 million to $81 million. As of March 26, 2010, Tyco concluded that the best estimate within this range is approximately $37 million, of which $14 million is included in accrued and other current liabilities and $23 million is included in other liabilities in the Company's Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payments of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos Matters

        The Company and certain of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. Of the lawsuits that have proceeded to trial since 2005, the Company has won or settled all but one case, with that one case returning an adverse jury verdict for approximately $7.7 million, which included both compensatory and punitive damages. The Company has appealed the verdict and believes that it will ultimately be overturned. As of March 26, 2010, there were approximately 4,400 lawsuits pending against the Company and its subsidiaries. Each lawsuit typically includes several claims, and the Company has determined that there were approximately 5,600 claims outstanding as of March 26, 2010, which amount reflects the Company's current estimate of the number of viable claims made against it or its affiliates, and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants or are duplicative of other actions.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

        As of March 26, 2010, the Company's estimated net liability of $51 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $227 million, and separately as an asset for insurance recoveries of $176 million.

        The amounts recorded by the Company for asbestos-related liabilities and insurance-related assets are based on currently available information as well as estimates and assumptions. Key variables and assumptions include the number and type of new claims that are filed each year, the average cost of resolution of claims, the resolution of coverage issues with insurance carriers, and the solvency risk with respect to the Company's insurance carriers. Furthermore, predictions with respect to these variables are subject to greater uncertainty in the later portion of the projection period. Other factors that may affect the Company's liability and cash payments for asbestos-related matters include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms of state or federal tort legislation and the applicability of insurance policies among subsidiaries. The Company believes that its asbestos-related reserves as of March 26, 2010 are appropriate. However actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company's calculations vary significantly from actual results.

Compliance Matters

        As previously reported in the Company's periodic filings, the Company has received and responded to various allegations and other information that certain improper payments were made by the Company's subsidiaries and agents in recent years. For example, two subsidiaries in the Company's Flow Control business in Italy have been charged, along with numerous other parties, in connection with the Milan public prosecutor's investigation into allegedly improper payments made to certain Italian entities, and the Company has reported to German authorities potentially improper conduct involving agents retained by the Company's EMEA water business. The Company has since resolved these matters with German authorities. The Company has reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to these allegations and its internal investigations. The Company also informed the DOJ and the SEC that it has retained outside counsel to perform a Company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), and that it would continue to investigate and make periodic progress reports to these agencies. The Company has and will continue to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by the Company in the course of its ongoing compliance activities. The baseline review, which has been substantially completed, has revealed that some business practices may not comply with Tyco and FCPA requirements, and the Company has initiated discussions with the DOJ and SEC aimed at resolving these matters. While these discussions are ongoing, the Company cannot predict their outcome and cannot estimate the range of potential loss or the form of penalty, if any, that may result from an adverse resolution. It is possible that the Company may be required to pay material fines, consent to injunctions on future conduct, or suffer other criminal or civil penalties or adverse impacts, each of which may have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million. The quarterly withdrawal liability payments are $1.1 million, $13.2 million of which had been paid to date. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

Other Matters

        As previously reported, in 2002, the SEC's Division of Enforcement conducted an investigation related to past accounting practices for dealer connect fees that ADT had charged to its authorized dealers upon purchasing customer accounts. The investigation related to accounting practices employed by the Company's former management, which were discontinued in 2003. Although the Company settled with the SEC in 2006, a number of former dealers and related parties have filed lawsuits against

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

the Company, including a class action lawsuit filed in the District Court of Arapahoe County, Colorado, alleging breach of contract and other claims related to ADT's decision to terminate certain authorized dealers in 2002 and 2003. In February 2010, the Court granted a directed verdict in ADT's favor dismissing a number of the plaintiff's key claims. While it is not possible at this time to predict the final outcome of these lawsuits, the Company does not believe these claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

11.    Retirement Plans

        Defined Benefit Pension Plans—The Company adopted the measurement date provisions of the authoritative guidance for the employers' accounting for defined benefit pension and other postretirement plans on September 27, 2008. As a result, Tyco measured its plan assets and benefit obligations on September 26, 2008 and adjusted its opening balances of accumulated earnings (deficit) and accumulated other comprehensive income (loss) for the change in net periodic benefit cost and fair value, respectively, from the previously used measurement date of August 31, 2008. The adoption of the measurement date provisions resulted in a net decrease to accumulated earnings (deficit) of $5 million, net of an income tax benefit of $2 million, and a net increase to accumulated other comprehensive income (loss) of $61 million, net of income taxes of $28 million.

        The Company sponsors a number of pension plans. The following disclosures exclude the impact of plans which are immaterial individually and in the aggregate. The net periodic benefit cost for the Company's material U.S. and non-U.S. defined benefit pension plans is as follows ($ in millions):

	U.S. Plans
	For the Quarters Ended		For the Six Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
Service cost	$3	$2	$5	$5
Interest cost	12	12	24	25
Expected return on plan assets	(12)	(12)	(24)	(25)
Amortization of prior service cost	—	1	—	1
Amortization of net actuarial loss	6	2	13	4

Net periodic benefit cost	$9	$5	$18	$10

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    Retirement Plans (Continued)

	Non-U.S. Plans
	For the Quarters Ended		For the Six Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
Service cost	$7	$8	$14	$17
Interest cost	19	21	38	41
Expected return on plan assets	(17)	(18)	(34)	(36)
Amortization of prior service cost	(1)	(1)	(2)	(2)
Amortization of net actuarial loss	7	5	14	10
Plan settlements and curtailments termination benefits	—	(1)	—	(1)

Net periodic benefit cost	$15	$14	$30	$29

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

        The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates as well as to make discretionary voluntary contributions from time-to-time. The Company anticipates that it will contribute at least the minimum required to its pension plans in fiscal year 2010 of $4 million for U.S. plans and $76 million for non-U.S. plans. During the six months ended March 26, 2010 the Company contributed $2 million to its U.S. pension plans and $44 million to its non-U.S. pension plans, respectively.

        Postretirement Benefit Plans—Net periodic postretirement benefit cost was insignificant for both periods.

12.    Shareholders' Equity

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

        On March 10, 2010, the Company's shareholders approved an annual dividend on the Company's common shares of CHF 0.90 per share, which will be paid in the form of a return on capital in four installments of CHF 0.22, CHF 0.22, CHF 0.23 and CHF 0.23. The first installment of CHF 0.22 will be paid on May 26, 2010 to shareholders of record on May 14, 2010. While certain administrative steps need to occur to effectuate the dividend payment, approval of the dividend by the shareholders establishes the dividend under Swiss law. As a result, the Company recorded an accrued dividend of CHF 428 million as of March 10, 2010, which approximated $399 million based on the exchange rate in

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Shareholders' Equity (Continued)

effect on that date. The accrued dividend is recorded in accrued and other current liabilities in the Company's Consolidated Balance Sheet as of March 26, 2010. On the Company's Consolidated Balance Sheet, this amount is recorded as a reduction of common shares, which reduces the par value of the Company's common shares from CHF 7.60 to CHF 6.70. The installments will be paid in U.S. dollars converted from Swiss Francs at the USD/CHF exchange rate in effect shortly before the payment dates. Assuming the BHS acquisition closes before May 26, 2010, BHS shareholders who elect to receive Tyco common stock as consideration in the merger will be entitled to receive dividend payments commencing on May 26, 2010.

        On March 12, 2009, the Company's shareholders approved an annual dividend on the Company's common shares of CHF 0.93 per share, which was paid in the form of a return on capital in four installments of CHF 0.23, CHF 0.23, CHF 0.23 and CHF 0.24 to shareholders of record on April 30, 2009, July 31, 2009, October 30, 2009 and January 29, 2010, respectively. While certain administrative steps need to occur to effectuate the dividend payment, approval by the shareholders establishes the dividend under Swiss law. As a result, the Company recorded an accrued dividend of CHF 440 as of March 12, 2009, which approximated $377 million based on the exchange rate in effect on that date. On the Company's Consolidated Balance Sheet, this amount was recorded as a reduction of common shares, which reduced the par value of the Company's common shares from CHF 8.53 to CHF 7.60. The installments were paid in U.S. dollars converted from Swiss Francs at the USD/CHF exchange rate in effect shortly before the payment dates.

        Prior to the Change of Domicile, on December 4, 2008, the Company's Board of Directors declared a quarterly dividend on the Company's common shares of $0.20 per share, which was paid on February 2, 2009 to shareholders of record on January 5, 2009. This amount was recorded as a reduction of accumulated earnings.

  Common Stock

        As of March 26, 2010, the Company's share capital amounted to CHF 3,642,642,767.60, or 479,295,101 registered common shares with a par value of CHF 7.60 per share. Until March 12, 2011, the Board of Directors may increase the Company's share capital by a maximum amount of CHF 1,821,321,380 by issuing a maximum of 239,647,550 shares. In addition, until March 12, 2011, (i) the share capital of the Company may be increased by an amount not exceeding CHF 364,264,276 through the issue of a maximum of 47,929,510 shares through the exercise of conversion and/or option or warrant rights granted in connection with bonds, notes or similar instruments including convertible debt instruments and (ii) the share capital of the Company may be increased by an amount not exceeding CHF 364,264,276 through the issue of a maximum of 47,929,510 shares to employees and other persons providing services to the Company. Although the Company states its par value in Swiss francs it continues to use the U.S. dollar as its reporting currency for preparing its Consolidated Financial Statements.

  Change in Domicile

        Effective March 17, 2009, the Company changed its jurisdiction of incorporation from Bermuda to the Canton of Schaffhausen, Switzerland. In connection with the Change of Domicile and pursuant to the laws of Switzerland, the par value of the Company's common shares increased from $0.80 per share to 8.53 Swiss Francs (CHF) per share (or $7.21 based on the exchange rate in effect on March 17, 2009). The Change of Domicile was approved at a special general meeting of shareholders held on

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Shareholders' Equity (Continued)

March 12, 2009. The following steps occurred in connection with the Change of Domicile, which did not result in a change to total Shareholders' Equity:

  (1)
  approximately 21 million shares held directly or indirectly in treasury were cancelled;

  (2)
  the par value of common shares of the Company was increased from $0.80 to CHF 8.53 through an approximate 1-for-9 reverse share split, followed by the issuance of approximately eight fully paid up shares so that the same number of shares were outstanding before and after the Change of Domicile, which reduced share premium and increased common shares; and

  (3)
  the remaining amount of share premium was eliminated with a corresponding increase to contributed surplus.

13.    Share Plans

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

14.    Consolidated Segment Data

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

Pacific; from the Company's Fire Protection Services segment to the Company's ADT Worldwide segment in EMEA and Latin America. Further, certain overhead costs were transferred from Corporate and Other to the Company's ADT Worldwide segment. As a result of the realignment of these business activities, the revenue and operating income for the period ending March 27, 2009 have been recast to reflect the realignments discussed above. Selected information by segment is presented in the following tables ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
Net revenue(1):
ADT Worldwide	$1,767	$1,705	$3,602	$3,516
Flow Control	899	927	1,822	1,886
Fire Protection Services	807	813	1,640	1,652
Electrical and Metal Products	336	330	633	746
Safety Products	360	375	718	776
Corporate and Other	—	—	—	—

Net revenue	$4,169	$4,150	$8,415	$8,576

(1)
Revenue by operating segment excludes intercompany transactions.

	For the Quarters Ended		For the Six Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
Operating income (loss):
ADT Worldwide	$305	$(867)	$564	$(640)
Flow Control	93	133	205	270
Fire Protection Services	62	(121)	126	(65)
Electrical and Metal Products	24	(961)	47	(934)
Safety Products	47	(537)	101	(457)
Corporate and Other	(104)	(201)	(202)	(315)

Operating income (loss)	$427	$(2,554)	$841	$(2,141)

15.    Inventory

        Inventories consisted of the following ($ in millions):

	March 26, 2010	September 25, 2009
Purchased materials and manufactured parts	$517	$514
Work in process	205	207
Finished goods	742	722

Inventories	$1,464	$1,443

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    Inventory (Continued)

        Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

16.    Property, Plant and Equipment

        Property, plant and equipment consisted of the following ($ in millions):

	March 26, 2010	September 25, 2009
Land	$156	$156
Buildings	806	788
Subscriber systems	5,375	5,309
Machinery and equipment	2,431	2,398
Property under capital leases(1)	62	62
Construction in progress	149	164
Accumulated depreciation(2)	(5,478)	(5,380)

Property, Plant and Equipment, net	$3,501	$3,497

(1)
Property under capital leases consists primarily of buildings.

(2)
Accumulated amortization of capital lease assets was $31 million and $28 million as of March 26, 2010 and September 25, 2009, respectively.

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

        There are certain guarantees or indemnifications extended among Tyco, Covidien and Tyco Electronics in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. At the time of the Separation, Tyco recorded a liability necessary to recognize the fair value of such guarantees and indemnifications. In the absence of observable transactions for identical or similar guarantees, the Company determined the fair value of these guarantees and indemnifications utilizing expected present value measurement techniques. Significant assumptions utilized to determine fair value included determining a range of potential outcomes, assigning a probability weighting to each potential outcome and estimating the anticipated timing of resolution. The probability weighted outcomes were discounted using the Company's incremental borrowing rate. As of March 26, 2010 and September 25, 2009, the Company maintained a liability of $554 million, which reflected the fair value of the guarantees and indemnification under the Tax Sharing Agreement and was recorded in other liabilities on the Company's Consolidated Balance Sheets. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. See Note 5 for further discussion of the Tax Sharing Agreement.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17.    Guarantees (Continued)

        In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien and Tyco Electronics operating entities. In connection with the Separation, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien or Tyco Electronics. To the extent these guarantees were not assigned prior to the Separation date, Tyco assumed primary liability on any remaining such support. The estimated fair value of these obligations is $4 million, which are included in other liabilities on the Company's Consolidated Balance Sheets as of March 26, 2010 and September 25, 2009, respectively, with an offset to shareholders' equity on the Separation date.

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

        The Company records estimated product warranty costs at the time of sale. The changes in the carrying amount of the Company's warranty accrual from September 25, 2009 to March 26, 2010 were as follows ($ in millions):

Balance as of September 25, 2009	$81
Warranties issued	17
Changes in estimates	(6)
Settlements	(24)
Currency translation	(3)

Balance as of March 26,2010	$65

        Warranty accruals for businesses that have met the held for sale criteria are included in liabilities held for sale on the Consolidated Balance Sheets and excluded from the table above. See Note 2.

        In 2001, a division of Safety Products initiated a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain O-ring seal sprinkler heads which were originally manufactured by Central Sprinkler prior to Tyco's acquisition. Under this program, the sprinkler heads are being replaced free of charge to property owners. On May 1, 2007, the Consumer Product Safety Commission and the Company announced an August 31, 2007 deadline for filing claims to participate in the VRP. The Company will fulfill all valid claims for replacement of qualifying sprinklers received up to August 31, 2007. Settlements during the quarter and six months ended March 26, 2010 include cash expenditures of $3 million and $7 million, respectively, related to the VRP. The Company believes the remaining recorded liability is sufficient to cover the cost required to complete the VRP as of March 26, 2010, which is not material.

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended March 26, 2010

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$4,169	$—	$4,169
Cost of product sales and services	—	—	2,659	—	2,659
Selling, general and administrative expenses	5	2	1,101	—	1,108
Restructuring, asset impairment and (gain)/loss on divestitures, net	—	—	(25)	—	(25)

Operating (loss) income	(5)	(2)	434	—	427
Interest income	—	—	7	—	7
Interest expense	—	(74)	—	—	(74)
Other income, net	3	—	—	—	3
Equity in net income of subsidiaries	658	273	—	(931)	—
Intercompany interest and fees	(346)	155	191	—	—

Income from continuing operations before income taxes	310	352	632	(931)	363
Income tax expense	—	(22)	(29)	—	(51)

Income from continuing operations	310	330	603	(931)	312
Income from discontinued operations, net of income taxes	—	—	—	—	—

Net income	310	330	603	(931)	312
Less: noncontrolling interest in subsidiaries net income	—	—	2	—	2

Net income attributable to Tyco common shareholders	$310	$330	$601	$(931)	$310

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended March 27, 2009

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$4,150	$—	$4,150
Cost of product sales and services	—	—	2,715	—	2,715
Selling, general and administrative expenses	122	5	1,073	—	1,200
Goodwill and intangible asset impairments	—	—	2,705	—	2,705
Restructuring, asset impairment and (gain)/loss on divestitures, net	2	—	82	—	84

Operating loss	(124)	(5)	(2,425)	—	(2,554)
Interest income	—	—	11	—	11
Interest expense	—	(76)	(2)	—	(78)
Other income, net	5	2	—	—	7
Equity in net loss of subsidiaries	(2,082)	(2,360)	—	4,442	—
Intercompany interest and fees	(354)	38	316	—	—

Loss from continuing operations before income taxes	(2,555)	(2,401)	(2,100)	4,442	(2,614)
Income tax benefit	—	14	46	—	60

Loss from continuing operations	(2,555)	(2,387)	(2,054)	4,442	(2,554)
Loss from discontinued operations, net of income taxes	(12)	(13)	(12)	25	(12)

Net loss	(2,567)	(2,400)	(2,066)	4,467	(2,566)
Less: noncontrolling interest in subsidiaries net income	—	—	1	—	1

Net loss attributable to Tyco common shareholders	$(2,567)	$(2,400)	$(2,067)	$4,467	$(2,567)

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended March 26, 2010

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$8,415	$—	$8,415
Cost of product sales and services	—	—	5,340	—	5,340
Selling, general and administrative expenses	9	3	2,236	—	2,248
Restructuring, asset impairment and (gain)/loss on divestitures, net	—	—	(14)	—	(14)

Operating (loss) income	(9)	(3)	853	—	841
Interest income	—	—	16	—	16
Interest expense	—	(147)	(3)	—	(150)
Other income, net	12	—	—	—	12
Equity in net income of subsidiaries	1,289	582	—	(1,871)	—
Intercompany interest and fees	(680)	170	510	—	—

Income from continuing operations before income taxes	612	602	1,376	(1,871)	719
Income tax expense	—	(4)	(100)	—	(104)

Income from continuing operations	612	598	1,276	(1,871)	615
Income from discontinued operations, net of income taxes	—	—	—	—	—

Net income	612	598	1,276	(1,871)	615
Less: noncontrolling interest in subsidiaries net income	—	—	3	—	3

Net income attributable to Tyco common shareholders	$612	$598	$1,273	$(1,871)	$612

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended March 27, 2009

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$8,576	$—	$8,576
Cost of product sales and services	—	—	5,584	—	5,584
Selling, general and administrative expenses	136	5	2,199	—	2,340
Goodwill and intangible asset impairments	—	—	2,705	—	2,705
Restructuring, asset impairment and (gain)/loss on divestitures, net	2	—	86	—	88

Operating loss	(138)	(5)	(1,998)	—	(2,141)
Interest income	—	1	22	—	23
Interest expense	—	(146)	(5)	—	(151)
Other income, net	5	2	4	—	11
Equity in net loss of subsidiaries	(1,441)	(2,027)	—	3,468	—
Intercompany interest and fees	(709)	69	640	—	—

Loss from continuing operations before income taxes	(2,283)	(2,106)	(1,337)	3,468	(2,258)
Income tax benefit (expense)	—	34	(58)	—	(24)

Loss from continuing operations	(2,283)	(2,072)	(1,395)	3,468	(2,282)
Loss from discontinued operations, net of income taxes	(7)	(11)	(7)	18	(7)

Net loss	(2,290)	(2,083)	(1,402)	3,486	(2,289)
Less: noncontrolling interest in subsidiaries net income	—	—	1	—	1

Net loss attributable to Tyco common shareholders	$(2,290)	$(2,083)	$(1,403)	$3,486	$(2,290)

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 26, 2010

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$5	$2,728	$—	$2,733
Accounts receivable, net	—	—	2,460	—	2,460
Inventories	—	—	1,464	—	1,464
Intercompany receivables	1,079	43	15,102	(16,224)	—
Prepaid expenses and other current assets	81	2	849	—	932
Deferred income taxes	—	—	408	—	408

Total current assets	1,160	50	23,011	(16,224)	7,997
Property, plant and equipment, net	—	—	3,501	—	3,501
Goodwill	—	—	8,665	—	8,665
Intangible assets, net	—	—	2,698	—	2,698
Investment in subsidiaries	44,529	15,953	—	(60,482)	—
Intercompany loans receivable	—	10,286	18,695	(28,981)	—
Other assets	114	298	2,199	—	2,611

Total Assets	$45,803	$26,587	$58,769	$(105,687)	$25,472

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$518	$18	$—	$536
Accounts payable	—	—	1,164	—	1,164
Accrued and other current liabilities	515	52	1,874	—	2,441
Deferred revenue	—	—	614	—	614
Intercompany payables	10,161	4,951	1,112	(16,224)	—

Total current liabilities	10,676	5,521	4,782	(16,224)	4,755
Long-term debt	—	3,934	61	—	3,995
Intercompany loans payable	21,654	81	7,246	(28,981)	—
Deferred revenue	—	—	1,110	—	1,110
Other liabilities	566	—	2,123	—	2,689

Total Liabilities	32,896	9,536	15,322	(45,205)	12,549

Tyco Shareholders' Equity:
Preference shares	—	—	2,500	(2,500)	—
Common shares	2,723	—	—	—	2,723
Common shares held in treasury	—	—	(165)	—	(165)
Other shareholders' equity	10,184	17,051	41,096	(57,982)	10,349

Total Tyco Shareholders' Equity	12,907	17,051	43,431	(60,482)	12,907
Noncontrolling interest	—	—	16	—	16

Total Equity	12,907	17,051	43,447	(60,482)	12,923

Total Liabilities and Equity	$45,803	$26,587	$58,769	$(105,687)	$25,472

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 25, 2009

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$2,354	$—	$2,354
Accounts receivable, net	—	—	2,629	—	2,629
Inventories	—	—	1,443	—	1,443
Intercompany receivables	1,069	29	14,646	(15,744)	—
Prepaid expenses and other current assets	114	—	858	—	972
Deferred income taxes	—	—	413	—	413
Assets held for sale	—	—	156	—	156

Total current assets	1,183	29	22,499	(15,744)	7,967
Property, plant and equipment, net	—	—	3,497	—	3,497
Goodwill	—	—	8,791	—	8,791
Intangible assets, net	—	—	2,647	—	2,647
Investment in subsidiaries	43,490	16,071	—	(59,561)	—
Intercompany loans receivable	—	9,765	18,695	(28,460)	—
Other assets	96	303	2,252	—	2,651

Total Assets	$44,769	$26,168	$58,381	$(103,765)	$25,553

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$200	$45	$—	$245
Accounts payable	—	—	1,244	—	1,244
Accrued and other current liabilities	338	54	2,084	—	2,476
Deferred revenue	—	—	590	—	590
Intercompany payables	9,476	5,177	1,091	(15,744)	—
Liabilities held for sale	5	5	161	(10)	161

Total current liabilities	9,819	5,436	5,215	(15,754)	4,716
Long-term debt	—	3,951	78	—	4,029
Intercompany loans payable	21,450	80	6,930	(28,460)	—
Deferred revenue	—	—	1,134	—	1,134
Other liabilities	559	—	2,161	—	2,720

Total Liabilities	31,828	9,467	15,518	(44,214)	12,599

Tyco Shareholders' Equity:
Preference shares	—	—	2,500	(2,500)	—
Common shares	3,122	—	—	—	3,122
Common shares held in treasury	—	—	(214)	—	(214)
Other shareholders' equity	9,819	16,701	40,564	(57,051)	10,033

Total Tyco Shareholders' Equity	12,941	16,701	42,850	(59,551)	12,941
Noncontrolling interest	—	—	13	—	13

Total Equity	12,941	16,701	42,863	(59,551)	12,954

Total Liabilities and Equity	$44,769	$26,168	$58,381	$(103,765)	$25,553

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended March 26, 2010

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(13)	$(330)	$1,354	$—	$1,011
Cash Flows From Investing Activities:
Capital expenditures	—	—	(335)	—	(335)
Proceeds from disposal of assets	—	—	19	—	19
Acquisition of businesses, net of cash acquired	—	—	(152)	—	(152)
Accounts purchased by ADT	—	—	(266)	—	(266)
Divestiture of businesses, net of cash retained	—	—	28	—	28
Net increase in intercompany loans	—	(410)	—	410	—
(Increase) decrease in investment in subsidiaries	(2)	457	—	(455)	—
Other	—	—	11	—	11

Net cash (used in) provided by investing activities	(2)	47	(695)	(45)	(695)
Cash Flows From Financing Activities:
Net borrowings (repayments) of debt	—	291	(45)	—	246
Proceeds from exercise of share options	—	—	9	—	9
Dividends paid	(214)	—	—	—	(214)
Net intercompany loan borrowings	204	—	206	(410)	—
Decrease in equity from parent	—	—	(455)	455	—
Other	25	(3)	(1)	—	21

Net cash provided by (used in) financing activities	15	288	(286)	45	62
Effect of currency translation on cash	—	—	1	—	1

Net increase in cash and cash equivalents	—	5	374	—	379
Cash and cash equivalents at beginning of period	—	—	2,354	—	2,354

Cash and cash equivalents at end of period	$—	$5	$2,728	$—	$2,733

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended March 27, 2009

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$9	$(511)	$1,284	$—	$782
Net cash used in discontinued operating activities	—	—	(13)	—	(13)
Cash Flows From Investing Activities:
Capital expenditures	—	—	(331)	—	(331)
Proceeds from disposal of assets	—	—	4	—	4
Acquisition of businesses, net of cash acquired	—	—	(47)	—	(47)
Accounts purchased by ADT	—	—	(231)	—	(231)
Divestiture of businesses, net of cash retained	—	—	8	—	8
Net increase in intercompany loans	—	(864)	—	864	—
(Increase) decrease in investment in subsidiaries	(18)	1,352	—	(1,334)	—
Other	—	—	(6)	—	(6)

Net cash (used in) provided by investing activities	(18)	488	(603)	(470)	(603)
Net cash provided by discontinued investing activities	—	—	32	—	32
Cash Flows From Financing Activities:
Net borrowings (repayments) of debt	—	25	(45)	—	(20)
Proceeds from exercise of share options	—	—	1	—	1
Dividends paid	(189)	—	—	—	(189)
Repurchase of common shares by subsidiary	—	—	(3)	—	(3)
Net intercompany loan borrowings	197	—	667	(864)	—
Decrease in equity from parent	—	—	(1,334)	1,334	—
Transfer from discontinued operations	—	—	19	—	19
Other	—	(3)	(2)	—	(5)

Net cash provided by (used in) financing activities	8	22	(697)	470	(197)
Net cash used in discontinued financing activities	—	—	(19)	—	(19)
Effect of currency translation on cash	—	—	(82)	—	(82)

Net decrease in cash and cash equivalents	(1)	(1)	(98)	—	(100)
Cash and cash equivalents at beginning of period	1	1	1,517	—	1,519

Cash and cash equivalents at end of period	$—	$—	$1,419	$—	$1,419

19.    Subsequent Events

        On April 12, 2010, Standard & Poor's Rating Services raised the Company's long-term debt rating to A- from BBB+.

        On April 22, 2010, the Board of Directors approved a plan to pursue a tax-free spin-off of Tyco's Electrical and Metal Products business. The proposed transaction is expected to be structured as a tax-free distribution to Tyco shareholders, and is subject to a number of conditions including completion of a review process by the Securities and Exchange Commission, final approval by the Tyco Board of Directors and approval by Tyco shareholders. Tyco expects to complete the proposed transaction in the first half of fiscal 2011.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        The following discussion and analysis of the Company's financial condition and results of operations should be read together with our Consolidated Financial Statements and the related notes included in this Quarterly Report. The Company does not believe that its historical operating results will be indicative of future operating results. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the headings "Risk Factors" and "Forward-Looking Information."

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

        References to the segment data are to the Company's continuing operations. Certain prior period amounts have been reclassified to conform with the current period presentation. Specifically, the Company has realigned certain business operations during the first quarter of fiscal 2010 resulting in prior period segment amounts being recast. See Note 14 to the Consolidated Financial Statements.

Overview

        Net revenue increased $19 million, or 0.5%, for the quarter ended March 26, 2010 as compared to the quarter ended March 27, 2009. The increase in revenue for the quarter ended March 26, 2010 was driven by favorable changes in foreign currency exchange rates of $275 million as the U.S. dollar weakened against most major currencies as nearly 50% of our net revenue is generated outside the

United States. The increase in net revenue was partially offset by reduced volume in our Flow Control segment and continued weakness in commercial markets, which negatively impacted our ADT Worldwide, Fire Protection Services and Safety Products segments. Service revenue, which is principally derived from our ADT Worldwide and Fire Protection Services businesses, remained relatively flat sequentially and grew compared to the same period in the prior year. Service revenue, as a percentage of our overall revenue was 41% for the quarter ended March 26, 2010.

        Net revenue for the six months ended March 26, 2010 decreased $161 million, or 1.9%, as compared to the six months ended March 27, 2009. The decrease in revenue for the six months ended March 26, 2010 was driven primarily by lower selling prices of steel products in our Electrical and Metal Products segment, reduced volume in our Flow Control segment and weakness in commercial markets, which negatively impacted our ADT Worldwide, Fire Protection and Safety Products segments. Service revenue grew as a percentage of our overall revenue to 41% for the six months ended March 26, 2010 as compared to the same period in the prior year. Partially offsetting the net revenue decrease were favorable changes in foreign currency exchange rates of $539 million for the six months ended March 26, 2010 as the U.S. dollar weakened against most major currencies.

        Operating income for the quarter and six months ended March 26, 2010 was $427 million and $841 million, respectively, compared to an operating loss of $2.6 billion and $2.1 billion for the quarter and six months ended March 27, 2009. Operating income in 2009 was negatively affected by goodwill and intangible asset impairment charges of approximately $2.7 billion recorded during the quarter ended March 27, 2009 as well as legacy legal settlement charges of approximately $102 and $110 million for the quarter and six months ended March 27, 2009. Operating income in 2010 was favorably impacted by efficiencies gained from cost containment actions taken by us in fiscal 2009 and 2008 as well as restructuring actions taken in prior years. Restructuring and asset impairment charges declined from $104 million and $109 million for the quarter and six months ended March 27, 2009, respectively, to $21 million and $32 million for the quarter and six months ended March 26, 2010, respectively. In addition, operating income for the quarter and six months ended March 26, 2010 was favorably impacted by net gains on divestitures of approximately $45 million and $44 million, respectively, as compared to a $1 million gain and $1 million loss on divestitures for the quarter and six months ended March 27, 2009, respectively. Also, lower volumes across all of our segments in the quarter and six months ended March 26, 2010 negatively impacted operating income as compared to the same periods in the prior year. Changes in foreign currency exchange rates favorably impacted operating income by $36 million and $70 million for the quarter and six months ended March 26, 2010, respectively.

        As of March 26, 2010, our cash balance was $2.7 billion, as compared to $2.4 billion as of September 25, 2009. The increase was primarily due to cash flow generated from operating activities of approximately $1.0 billion and proceeds of $498 million received from the issuance of long-term debt partially offset by $753 million of cash used for acquisitions net of cash acquired, accounts purchased by ADT and capital expenditures and the net repayment of $243 million of short-term debt. We expect to continue to use our cash to fund internal growth opportunities, improve productivity across all of our businesses, make acquisitions that strategically fit within our ADT Worldwide, Fire Protection Services and Flow Control businesses and return capital to shareholders. In fiscal 2010, we expect to use up to approximately $600 million of cash to fund the acquisition of Brink's Home Security Holdings, Inc. ("BHS"), as described below.

        On January 18, 2010, we entered into a definitive agreement to acquire BHS, now operating as Broadview Security, for approximately $2.0 billion or $42.50 per share. The acquisition is expected to be financed with cash of up to approximately $600 million and the issuance of Tyco common shares. The transaction has been unanimously approved by the board of directors of each company. The transaction is expected to close shortly after the special meeting of BHS shareholders scheduled for May 12, 2010 assuming all closing conditions are met or waived. Following the closing of the transaction, we intend to combine BHS with our ADT Worldwide segment.

        In 2010, we also expect to continue our portfolio refinement efforts by exiting areas that have not provided, and are not expected to provide, an adequate return on investment and take advantage of restructuring opportunities that are expected to provide significant future cost savings. During the quarter and six months ended March 26, 2010, we incurred approximately $21 million and $32 million of restructuring and asset impairment charges, respectively. We expect to incur total restructuring and restructuring related charges of approximately $100 million to $150 million in fiscal 2010.

        We continue to assess the strategic fit of our various businesses and are considering additional divestitures where businesses do not align with our long term vision. We will explore a number of strategic alternatives for under-performing or non-strategic businesses including divestiture. As part of our portfolio refinement efforts, we sold our french security business which was part of our ADT Worldwide segment resulting in a pre-tax gain of $53 million for the quarter ended March 26, 2010. The gain and results of operations of the french security business were presented in continuing operations as the criteria for discontinued operations had not been met.

Goodwill and Intangible Asset Impairments

        Annually, in the fiscal fourth quarter, and more frequently if triggering events occur, the Company tests goodwill and indefinite-lived intangible assets for impairment by comparing the fair value of each reporting unit or indefinite-lived intangible assets with its carrying amount.

        As discussed above, the operating loss for the three and six months ended March 27, 2009 included an aggregate pre-tax goodwill and intangible asset impairment charge of approximately $2.7 billion. During the first half of 2009, we experienced a decline in revenue in our ADT Worldwide, Fire Protection Services and Safety Products segments as a result of a slowdown in the commercial markets, including the retailer end market as well as a decline in sales volume primarily due to the downturn in the non-residential construction market at our Electrical Metal Products segment. We determined that these events and changes in circumstances, along with downward revisions to forecasted results, restructuring actions and weaker industry outlooks, constituted triggering events for the following six reporting units: EMEA Security and EMEA Fire reporting units within the ADT Worldwide and Fire Protection Services segments, respectively, Electrical and Metal Products reporting unit within the Electrical and Metal Products segment and Access Control and Video Systems ("ACVS"), Life Safety and Sensormatic Retail Solutions ("SRS") reporting units within the Safety Products segment. Furthermore, we determined that certain indefinite-lived intangible assets required impairment testing based on the events and changes in circumstances described as well as the continued deterioration of the business environment related to the retailer end market of our ADT Worldwide and Safety Products segments. As a result of the triggering events, we performed long-lived asset, goodwill and intangible asset impairment tests for these reporting units and certain of our trade names and franchise rights.

        Fair value of each reporting unit was determined utilizing a discounted cash flow analysis based on our forecast cash flows and revenue and operating income growth rates discounted used an estimated weighted-average cost of capital for market participants. In determining fair value, management relied on and considered a number of factors, including operating results, business plans, economic projections including expectations and assumptions regarding the timing and degree of any economic recovery, anticipated cash flow forecasts, comparable market transactions (to the extent available), other market data, and our overall market capitalization. Our estimated future cash flows (including estimated underlying revenue and operating income growth rates) and weighted-average cost of capital were the primary assumptions resulting in the carrying values of certain reporting units to exceed their respective fair values. Based on the factors described above, actual and anticipated reductions in demand for the reporting unit's products and services as well as increased risk due to economic uncertainty, the estimates of future cash flows used in the second quarter of 2009 discounted cash flow analyses were revised downward from the most recent test conducted during the fiscal fourth quarter of

2008. Furthermore, the range of the weighted-average cost of capital utilized was increased to reflect increased risk due to current economic volatility and uncertainties related to demand for our products and services. The results of the goodwill impairment tests indicated that the implied goodwill amount was less than the carrying amount of goodwill for each of the aforementioned reporting units. We recorded an aggregate non-cash impairment charge of $2.6 billion ($2.6 billion after-tax) during the second quarter of 2009. The non-cash impairment charge was recorded in goodwill and intangible asset impairments in the Consolidated Statements of Operations for the quarter ended March 27, 2009.

        Indefinite-lived intangible assets consisting primarily of trade names are tested for impairment using either a relief from royalty method or excess earnings method. In determining the fair value of our indefinite-lived intangible assets, management relied on and considered a number of factors, including the selection of discount rates, royalty rates and terminal year growth rate assumptions, economic projections including expectations and assumptions regarding the timing and degree of any economic recovery and estimates of the amount and timing of future cash flows attributable to the underlying intangible assets. Based on the factors described above, actual and anticipated reductions in demand as well as increased risk due to economic uncertainty, the estimates of future cash flows used in determining the fair value of our Safety Products segment Sensormatic tradename as well as certain ADT Worldwide segment franchise rights were revised downward relative to the estimates used in the tests during the fourth quarter of 2008. Furthermore, the range of the discount rates utilized was increased to reflect increased risk due to current economic volatility and uncertainties related to demand for our products and services. The results of the impairment test indicated that the Safety Products Sensormatic tradename and ADT Worldwide franchise rights estimated fair values were less than their respective carrying amounts. As a result, we recorded an aggregate non-cash impairment charge of $64 million ($40 million after-tax) during the second quarter of 2009. The non-cash impairment charge was recorded in goodwill and intangible asset impairments in the Consolidated Statements of Operations for the quarter ended March 27, 2009.

Operating Results

	For the Quarters Ended		For the Six Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
Revenue from product sales	$2,469	$2,518	$4,997	$5,286
Service revenue	1,700	1,632	3,418	3,290

Net revenue	$4,169	$4,150	$8,415	$8,576

Operating income (loss)	$427	$(2,554)	$841	$(2,141)
Interest income	7	11	16	23
Interest expense	(74)	(78)	(150)	(151)
Other income, net	3	7	12	11

Income (loss) from continuing operations before income taxes	363	(2,614)	719	(2,258)
Income tax (expense) benefit	(51)	60	(104)	(24)

Income (loss) from continuing operations	312	(2,554)	615	(2,282)
Loss from discontinued operations, net of income taxes	—	(12)	—	(7)

Net income (loss)	$312	$(2,566)	$615	$(2,289)
Less: Noncontrolling interest in subsidiaries net income	2	1	3	1

Net income (loss) attributable to Tyco common shareholders	$310	$(2,567)	$612	$(2,290)

Quarter Ended March 26, 2010 Compared to Quarter Ended March 27, 2009

  ADT Worldwide

        Net revenue, goodwill and intangible asset impairments, operating income (loss) and operating margin for ADT Worldwide were as follows ($ in millions):

	For the Quarters Ended
	March 26, 2010	March 27, 2009		% Change
Revenue from product sales	$557	$537		3.7%	(1)
Service revenue	1,210	1,168		3.6%	(1)

Net revenue	$1,767	$1,705		3.6%

Goodwill and intangible asset impairments	$—	$1,023		—	(2)
Operating income (loss)	$305	$(867)		—	(2)
Operating margin	17.3%	—	(2)

(1)
As discussed in Note 1 to the Consolidated Financial Statements, revenue related to the sale of electronic tags and labels has been classified as revenue from product sales during the quarter ended March 26, 2010. During the quarter ended March 27, 2009, the sale of the electronic tags and labels were misclassified as service revenue. The service revenue and revenue from product sales during the quarter ended March 27, 2009 have not been changed for this misclassification, as the effect is not material. The impact of the misclassification in the first, second, third and fourth quarters of fiscal 2009 would have been to decrease service revenue by $77 million, $65 million, $73 million and $71 million, respectively, with corresponding increases to revenue from product sales.

(2)
Certain operating margins and percentages have not been presented as management believes such calculations are not meaningful.

        Revenue from product sales includes sales and installation of electronic security and other life safety systems as well as products related to retailer anti-theft systems. Service revenue is comprised of electronic security services and maintenance, including the monitoring of burglar alarms, fire alarms and other life safety systems as well as other security services.

        Net revenue by geographic area for ADT Worldwide was as follows ($ in millions):

	For the Quarters Ended
	March 26, 2010	March 27, 2009	% Change
North America	$1,033	$1,031	0.2%
Europe, Middle East and Africa ("EMEA")	446	446	—%
Rest of World	288	228	26.3%

	$1,767	$1,705	3.6%

        Net revenue for ADT Worldwide increased $62 million, or 3.6%, during the quarter ended March 26, 2010, as compared to the quarter ended March 27, 2009. Net revenue was favorably impacted by changes in foreign currency exchange rates of $101 million, while growth in recurring revenue was more than offset by lower systems installation, product sales and other service revenue. Approximately 58% and 55% of ADT Worldwide's total net revenue for the quarters ended March 26, 2010 and March 27, 2009, respectively, represents revenue associated with monitoring and maintenance services under contractual arrangements, which is considered recurring revenue. Recurring revenue increased by $86 million, or 9.2%, to approximately $1.0 billion, primarily as a result of growth in customer accounts of approximately 112,000, or 1.5%, to a total of 7.4 million accounts as of March 26, 2010. Changes in foreign currency exchange rates favorably impacted recurring revenue by $51 million, or 5.4%. Systems installation, product sales and other service revenue declined by $24 million, or 3.1%, to $743 million due to lower sales volume primarily as the result of continued weakness in commercial and retailer end markets, which declined at a slower rate than the same period in the prior year. Changes in foreign currency exchange rates favorably impacted systems installation, product sales and other service revenue by $50 million, or 6.5%, while the net impact of acquisitions and divestitures resulted in an unfavorable impact of $11 million, or 1.5%.

        Geographically, North America net revenue increased $2 million, or 0.2%, due to an increase in recurring revenue and the favorable impact of changes in foreign currency exchange rates of $17 million, or 1.6%. Partially offsetting these increases was a decline in systems installation, product sales and other service revenue primarily as the result of continued weakness in commercial and retailer end markets, which has declined at a slower rate than the same period in the prior year. Net revenue in EMEA was flat when compared to the quarter ended March 27, 2009. Changes in foreign currency exchange rates favorably impacted EMEA net revenue by $43 million, or 9.6%. This increase was offset by a decline in systems installation, product sales and other service revenue as a result of continued weakness in commercial and retailer end markets. Additionally, net revenue was unfavorably impacted by $14 million for the net impact of acquisitions and divestitures. Recurring revenue in EMEA was relatively flat as compared to the quarter ended March 27, 2009. Rest of World net revenue increased $60 million, or 26.3%, primarily due to recurring revenue growth in both the Asia Pacific and Latin American regions as ADT Worldwide continues to focus on building its customer account and recurring revenue base in these markets. Net revenue in the Rest of World was also favorably impacted by changes in foreign currency exchange rates of $41 million, or 18.0%. Additionally, the Rest of World experienced an increase in systems installation, product sales and other service revenue primarily in the Asia Pacific region, which was partially offset by a decrease in the Latin American region due to continued slowdown in commercial and retailer end markets.

        Trailing 12-month attrition rates decreased sequentially as well as compared to the quarter ended September 25, 2009 as shown in the following table:

	For the Quarters Ended
	March 26, 2010	December 25, 2009		September 25, 2009
Trailing 12-month basis attrition	13.1%	13.4	%(1)	13.3	%(1)

(1)
The trailing 12-month basis attrition rates for the quarters ended December 25, 2009 and September 25, 2009 have been recast to reflect the divestiture of our french security business, which resulted in a reduction of 0.1% in the amounts previously reported for both periods.

        Operating income increased by approximately $1.2 billion in the quarter ended March 26, 2010 as compared to the same period in the prior year. Operating margin was 17.3% in the quarter ended March 26, 2010. Operating income for the quarter ended March 27, 2009 was negatively affected by goodwill impairment charges of $959 million recorded at its ADT EMEA and Sensormatic Retail Solutions reporting units and intangible asset impairment charges of $64 million related to certain franchise rights within North America and tradenames. Operating income was also positively impacted by the shift to higher margin recurring revenue discussed above. Additionally, operating income was favorably impacted by $51 million of a net gain on divestitures primarily relating to the divesture of ADT's french security business, the net impact of savings realized through previous restructuring actions and savings realized through cost containment actions and lower intangible asset amortization related to certain tradenames. During the quarter ended March 26, 2010, $4 million of restructuring charges were incurred compared to $55 million during the quarter ended March 27, 2009. Changes in foreign currency exchange rates favorably impacted operating income by $12 million.

  Flow Control

        Net revenue, operating income and operating margin for Flow Control were as follows ($ in millions):

	For the Quarters Ended
	March 26, 2010	March 27, 2009	% Change
Revenue from product sales	$835	$868	(3.8)%
Service revenue	64	59	8.5%

Net revenue	$899	$927	(3.0)%

Operating income	$93	$133	(30.1)%
Operating margin	10.3%	14.3%

        Net revenue for Flow Control decreased $28 million, or 3.0%, in the quarter ended March 26, 2010 compared to the quarter ended March 27, 2009. The decrease in net revenue was primarily driven by reduced volume in the valves business across all regions and to a lesser extent reduced project activity in the water business. These decreases were offset by favorable changes in foreign currency exchange rates of $92 million and a slight increase of project activity within the thermal controls business.

        The decrease in operating income of $40 million, or 30.1%, in the quarter ended March 26, 2010, as compared to the same period in the prior year, was primarily due to decreased volume in the valves business as well as an expected loss related to completion of a long-term construction project and an increase of product warranty reserves in the water business, primarily in the Asia Pacific region. The decline in operating income was partially offset by savings realized through cost containment and restructuring actions. Changes in foreign currency exchange rates favorably impacted operating income by $14 million.

  Fire Protection Services

        Net revenue, goodwill impairment, operating income (loss) and operating margin for Fire Protection Services were as follows ($ in millions):

	For the Quarters Ended
	March 26, 2010	March 27, 2009		% Change
Revenue from product sales	$385	$411		(6.3)%
Service revenue	422	402		5.0%

Net revenue	$807	$813		(0.7)%

Goodwill impairment	$—	$180		— (1)
Operating income (loss)	62	(121)		— (1)
Operating margin	7.7%	—	(1)

(1)
Certain operating margins and percentage changes have not been presented as management believes such calculations are not meaningful.

        Revenue from product sales includes sales and installation of fire protection and other systems. Service revenue consists of inspection, maintenance, service and monitoring of fire detection and suppression systems.

        Net revenue by geographic area for Fire Protection Services was as follows ($ in millions):

	For the Quarters Ended
	March 26, 2010	March 27, 2009	% Change
North America	$466	$486	(4.1)%
International	341	327	4.3%

Net revenue	$807	$813	(0.7)%

        Net revenue for Fire Protection Services decreased $6 million, or 0.7%, during the quarter ended March 26, 2010 compared to the quarter ended March 27, 2009. This decrease was primarily due to continued weakness in commercial markets, which more than offset the favorable changes in foreign currency exchange rates of $51 million, or 6.3%. Geographically, net revenue in North America decreased $20 million, or 4.1%, primarily due to the continued decline in systems installation and upgrade activity as well as a decline in service revenue in the sprinkler business. Changes in foreign currency exchange rates favorably impacted revenue in North America by $10 million, or 2.1%. Net revenue in our international fire businesses increased by $14 million, or 4.3% largely due to the favorable impact of changes in foreign currency exchange rates of $41 million, or 12.5%, partially offset by a decrease in revenue due to continued weakness in the European commercial markets.

        Operating income increased $183 million in the quarter ended March 26, 2010 as compared to the same period in the prior year. Operating income for the quarter ended March 27, 2009 was negatively affected by goodwill impairment charges of $180 million recorded at its EMEA Fire reporting unit. Operating income was favorably impacted by the savings realized through cost containment actions and to a lesser extent favorable changes in foreign currency exchange rates of $4 million. The increase was partially offset by the decreased sales volume discussed above. During the quarter ended March 26, 2010, $4 million of restructuring charges were incurred as compared to $11 million of restructuring charges in the quarter ended March 27, 2009.

  Electrical and Metal Products

        Net revenue, goodwill impairment, operating income (loss) and operating margin for Electrical and Metal Products were as follows ($ in millions):

	For the Quarters Ended
	March 26, 2010	March 27, 2009		% Change
Revenue from product sales	$335	$329		1.8%
Service revenue	1	1		—%

Net revenue	$336	$330		1.8%

Goodwill impairment	$—	$935		— (1)
Operating income (loss)	24	(961)		— (1)
Operating margin	7.1%	—	(1)

(1)
Certain operating margins and percentage changes have not been presented as management believes such calculations are not meaningful.

        Net revenue for Electrical and Metal Products increased $6 million, or 1.8%, in the quarter ended March 26, 2010 compared to the quarter ended March 27, 2009. The increase in revenue was primarily due to increased volume for steel products and higher selling prices of armored cable products. These increases were partially offset by lower volume for armored cable products and lower selling prices of steel products. Changes in foreign currency exchange rates had a favorable impact of $13 million.

        Operating income increased $985 million in the quarter ended March 26, 2010 as compared to the same period in the prior year. Operating income for the quarter ended March 27, 2009 was negatively affected by goodwill impairment charges of $935 million recorded at its Electrical and Metal Products reporting unit. Also contributing to the increase in operating income was the increased volume as well as higher spreads for steel products. Lower raw material costs more than offset lower selling prices which resulted in higher spreads for steel products.

  Safety Products

        Net revenue, goodwill impairments, operating income (loss) and operating margin for Safety Products were as follows ($ in millions):

	For the Quarters Ended
	March 26, 2010	March 27, 2009		% Change
Revenue from product sales	$357	$373		(4.3)%
Service revenue	3	2		50.0%

Net revenue	$360	$375		(4.0)%

Goodwill impairments	$—	$567		— (1)
Operating income (loss)	$47	$(537)		— (1)
Operating margin	13.1%	—	(1)

(1)
Certain operating margins and percentage changes have not been presented as management believes such calculations are not meaningful.

        Net revenue for Safety Products decreased $15 million, or 4.0%, during the quarter ended March 26, 2010 as compared to the quarter ended March 27, 2009. The decrease in net revenue is primarily due to lower volume in our fire suppression and electronic security businesses. The decrease in our fire suppression business was primarily due to reduced spending in the commercial construction market. The electronic security business decrease was primarily due to the continued slow down in the retail sector, as retail capital projects and new store openings continue to be canceled or delayed. Net revenue was favorably impacted by changes in foreign currency exchange rates of $18 million and was unfavorably impacted by $6 million for the net impact of acquisitions and divestitures.

        Operating income increased $584 million during the quarter ended March 26, 2010 compared to the same period in the prior year. Operating income for the quarter ended March 27, 2009 was negatively affected by goodwill impairment charges of $567 million recorded at its ACVS and Life Safety reporting units. Additionally, restructuring and divestiture charges, net was $5 million during the quarter ended March 26, 2010 as compared to $21 million of restructuring charges during the quarter ended March 27, 2009. Savings realized through cost containment and restructuring actions also contributed to the increase in operating income, although partially offset by the sales volume decline as discussed above.

  Corporate and Other

        Corporate expense decreased $97 million, or 48.3%, to $104 million in the quarter ended March 26, 2010 compared to $201 million in the quarter ended March 27, 2009. The decrease in expense relates primarily to $101 million of charges to establish a reserve related to unresolved legacy securities matters during the quarter ended March 27, 2009. Additionally, during the second quarter ended March 27, 2009, we agreed to settle two legacy securities matters for $17 million, which was partially offset by a $16 million benefit related to a settlement reached with a former executive. Additionally, Corporate expense for the quarter ended March 27, 2009 included $6 million of restructuring charges as compared to nil for the quarter ended March 26, 2010. Corporate expense for the quarter ended March 26, 2010 included $4 million relating to divestiture charges and $3 million related to acquisition costs as compared to nil for the quarter ended March 27, 2009.

  Interest Income and Expense

        Interest income was $7 million and $11 million during the quarters ended March 26, 2010 and March 27, 2009, respectively. The decrease in interest income is primarily related to lower investment yields.

        Interest expense was $74 million in the quarter ended March 26, 2010 compared to $78 million in the quarter ended March 27, 2009. The decrease in interest expense is primarily related to outstanding credit facility and commercial paper balances during the quarter ended March 27, 2009.

  Other Income, Net

        Other income, net was $3 million and $7 million during the quarters ended March 26, 2010, March 27, 2009, respectively. Other income, net for the quarter ended March 26, 2010 primarily relates to an increase in receivables due from Covidien and Tyco Electronics under the Tax Sharing Agreement.

  Effective Income Tax Rate

        Our effective income tax rate was 14.0% during the quarter ended March 26, 2010. The effective income tax rate for the second quarter of 2009 was not meaningful primarily as a result of the loss driven by goodwill impairment charges of $2.6 billion for which almost no tax benefit was available. Taxes were positively impacted by a non-recurring benefit to income taxes related to the Company's on-going income tax audits as well as limited tax on certain business dispositions for the quarter ended March 26, 2010.

Six Months Ended March 26, 2010 Compared to Six Months Ended March 27, 2009

  ADT Worldwide

        Net revenue, goodwill and intangible asset impairments, operating income (loss) and operating margin for ADT Worldwide were as follows ($ in millions):

	For the Six Months Ended
	March 26, 2010	March 27, 2009		% Change
Revenue from product sales	$1,188	$1,173		1.3%	(1)
Service revenue	2,414	2,343		3.0%	(1)

Net revenue	$3,602	$3,516		2.4%

Goodwill and intangible asset impairments	$—	$1,023		—	(2)
Operating income (loss)	564	(640)		—	(2)
Operating margin	15.7%	—	(2)

(1)
As discussed in Note 1 to the Consolidated Financial Statements, revenue related to the sale of electronic tags and labels has been classified as revenue from product sales for the six months ended March 26, 2010. During the six months ended March 27, 2009, the sale of the electronic tags and labels were misclassified as service revenue. The service revenue and revenue from product sales during the quarter ended March 27, 2009 have not been changed for this misclassification, as the effect is not material. The impact of the misclassification in the first, second, third and fourth quarters of fiscal 2009 would have been to decrease service revenue by $77 million, $65 million, $73 million and $71 million, respectively, with corresponding increases to revenue from product sales.

(2)
Certain operating margins and percentages have not been presented as management believes such calculations are not meaningful.

        Revenue from product sales includes sales and installation of electronic security and other life safety systems as well as products related to retailer anti-theft systems. Service revenue is comprised of electronic security services and maintenance, including the monitoring of burglar alarms, fire alarms and other life safety systems as well as other security services.

        Net revenue by geographic area for ADT Worldwide was as follows ($ in millions):

	For the Six Months Ended
	March 26, 2010	March 27, 2009	% Change
North America	$2,089	$2,100	(0.5)%
Europe, Middle East and Africa ("EMEA")	931	930	0.1%
Rest of World	582	486	19.8%

	$3,602	$3,516	2.4%

        Net revenue for ADT Worldwide increased $86 million, or 2.4%, for the six months ended March 26, 2010, as compared to the same period ended March 27, 2009. Net revenue was favorably impacted by changes in foreign currency exchange rates of $190 million, while growth in recurring revenue was more than offset by lower systems installation, product sales and other service revenue. Approximately 57% and 53% of ADT Worldwide's total net revenue for the six months ended March 26, 2010 and March 27, 2009, respectively, represents revenue associated with monitoring and maintenance services under contractual arrangements, which is considered recurring revenue. Recurring revenue increased by $175 million, or 9.3%, to approximately $2.1 billion as a result of growth in customer accounts of 112,000, or 1.5%, to a total of approximately 7.4 million accounts as of March 26,

2010. Changes in foreign currency exchange rates favorably impacted recurring revenue by $92 million, or 4.9%. Systems installation, product sales and other service revenue declined by $89 million, or 5.4%, to approximately $1.5 billion due to lower sales volume primarily as the result of continued weakness in commercial and retailer end markets, which have declined at a slower rate than the same period in the prior year. Changes in foreign currency exchange rates favorably impacted systems installation, product sales and other service revenue by $98 million, or 6.0%, while the net impact of acquisitions and divestitures resulted in an unfavorable impact of $16 million, or 1.0%.

        Geographically, North America net revenue decreased $11 million, or 0.5%, due to a decline in systems installation, product sales and other service revenue as the result of continued weakness in commercial and retailer end markets. This decrease was partially offset by an increase in recurring revenue and favorable changes in foreign currency exchange rates of $29 million, or 1.4%. Net revenue in EMEA remained relatively flat as favorable changes in foreign currency exchange rates of $88 million, or 9.5% were almost entirely offset by a decline in systems installation, product sales and other service revenue as a result of continued weakness in commercial and retailer end markets, which has declined at a slower rate than the same period in the prior year. Additionally, EMEA net revenue was unfavorably impacted by $19 million for the net impact of acquisitions and divestitures. Recurring revenue in EMEA remained relatively flat when compared to the six months ended March 27, 2009. Net revenue increased $96 million, or 19.8%, in the Rest of World geographies primarily due to recurring revenue growth in both the Asia Pacific and Latin American regions as ADT Worldwide continues to focus on building its customer account and recurring revenue base in these markets. This increase was partially offset by a decline in system installation, products sales and other service revenue in the Latin American region due to continued slowdown in commercial and retailer end markets. Net revenue in the Rest of World geographics was also favorably impacted by changes in foreign currency exchange rates of $73 million, or 15.0%.

        Trailing 12-month attrition rates decreased as compared to the quarters ended September 25, 2009 and March 27, 2009 as shown in the following table:

	For the Quarters Ended
	March 26, 2010	September 25, 2009		March 27, 2009
Trailing 12-month basis attrition	13.1%	13.4	%(1)	13.3	%(1)

(1)
The trailing 12-month basis attrition rates for the quarters ended December 25, 2009 and September 25, 2009 have been recast to reflect the divestiture of our french security business, which resulted in a reduction of 0.1% in the amounts previously reported for both periods.

        Operating income increased by approximately $1.2 billion for the six months ended March 26, 2010 as compared to the same period in the prior year. Operating margin was 15.7% for the six months ended March 26, 2010. Operating income for the six months ended March 27, 2009 was negatively affected by goodwill impairment charges of $959 million recorded at its ADT EMEA and Sensormatic Retail Solutions reporting units and intangible asset impairment charges of $64 million related to certain franchise rights within North America and tradenames. Operating income was also positively impacted by the shift to higher margin recurring revenue discussed above. Additionally, operating income was favorably impacted by the net impact of savings realized through previous restructuring actions and savings realized through cost containment actions and lower intangible asset amortization related to certain tradenames. For the six months ended March 26, 2010, $9 million of restructuring charges were incurred compared to $56 million of restructuring and asset impairment charges during the six months ended March 27, 2009. The six months ended March 26, 2010 also included a $51 million gain on divestitures, net related to the sale of its french security business. Changes in foreign currency exchange rates favorably impacted operating income by $22 million.

  Flow Control

        Net revenue, operating income and operating margin for Flow Control were as follows ($ in millions):

	For the Six Months Ended
	March 26, 2010	March 27, 2009	% Change
Revenue from product sales	$1,673	$1,760	(4.9)%
Service revenue	149	126	18.3%

Net revenue	$1,822	$1,886	(3.4)%

Operating income	$205	$270	(24.1)%
Operating margin	11.3%	14.3%

        Net revenue for Flow Control decreased $64 million, or 3.4%, for the six months ended March 26, 2010 compared to the same period ended March 27, 2009. The decrease in net revenue was primarily driven by reduced volume in the valves business across all regions and to a lesser extent the absence of large project work in the thermal controls business as well as reduced project activity in the water business. Changes in foreign currency exchange rates favorably impacted net revenue by $188 million.

        The decrease in operating income of $65 million, or 24.1%, for the six months ended March 26, 2010, as compared to the same period in the prior year, was primarily due to decreased volume across all regions in the valves business and absence of large project work in the thermal controls business offset by margin improvements in the water business within the EMEA region and favorable changes in foreign currency exchange rates of $29 million. Operating income was negatively impacted by $14 million of restructuring charges for the six months ended March 26, 2010 as compared to $10 million of restructuring and divestiture charges, net during the same period ended March 27, 2009. The decline in operating income was partially offset by savings realized through cost containment and restructuring actions.

  Fire Protection Services

        Net revenue, goodwill impairment, operating income (loss) and operating margin for Fire Protection Services were as follows ($ in millions):

	For the Six Months Ended
	March 26, 2010	March 27, 2009		% Change
Revenue from product sales	$792	$837		(5.4)%
Service revenue	848	815		4.0%

Net revenue	$1,640	$1,652		(0.7)%

Goodwill impairment	$—	$180		— (1)
Operating income (loss)	126	(65)		— (1)
Operating margin	7.7%	—	(1)

(1)
Certain operating margins and percentage changes have not been presented as management believes such calculations are not meaningful.

        Revenue from product sales includes sales and installation of fire protection and other systems. Service revenue consists of inspection, maintenance, service and monitoring of fire detection and suppression systems.

        Net revenue by geographic area for Fire Protection Services was as follows ($ in millions):

	For the Six Months Ended
	March 26, 2010	March 27, 2009	% Change
North America	$935	$977	(4.3)%
International	705	675	4.4%

Net revenue	$1,640	$1,652	(0.7)%

        Net revenue for Fire Protection Services decreased $12 million, or 0.7%, during the six months ended March 26, 2010 compared to the same period ended March 27, 2009. This decrease was primarily due to continued weakness in commercial markets, which more than offset the favorable changes in foreign currency exchange rates of $100 million, or 6.1%. Geographically, net revenue in North America decreased $42 million, or 4.3%, primarily due to the continued decline in systems installation and upgrade activity as well as service revenue in the sprinkler business. Changes in foreign currency exchange rates favorably impacted revenue in North America by $17 million, or 1.7%. Net revenue in our international fire businesses increased by $30 million, or 4.4%, largely due to the favorable impact of changes in foreign currency exchange rates of $83 million, or 12.3%, partially offset by a decrease in revenue due to continued weakness in the European commercial markets.

        Operating income increased $191 million for the six months ended March 26, 2010 as compared to the same period in the prior year. Operating income for the six months ended March 27, 2009 was negatively affected by goodwill impairment charges of $180 million recorded at its EMEA Fire reporting unit. Additionally, operating income was favorably impacted by savings realized through cost containment actions, a reduction in legal costs and to a lesser extent favorable changes in foreign currency exchange rates of $7 million. During the six months ended March 26, 2010, $4 million of restructuring and divestiture charges, net were incurred as compared to $11 million of restructuring charges in the six months ended March 27, 2009. The increase was partially offset by the decreased sales volume discussed above.

  Electrical and Metal Products

        Net revenue, goodwill impairment, operating income (loss) and operating margin for Electrical and Metal Products were as follows ($ in millions):

	For the Six Months Ended
	March 26, 2010	March 27, 2009		% Change
Revenue from product sales	$631	$744		(15.2)%
Service revenue	2	2		—%

Net revenue	$633	$746		(15.1)%

Goodwill impairment	$—	$935		— (1)
Operating income (loss)	$47	$(934)		— (1)
Operating margin	7.4%	—	(1)

(1)
Certain operating margins and percentage changes have not been presented as management believes such calculations are not meaningful.

        Net revenue for Electrical and Metal Products decreased $113 million, or 15.1%, for the six months ended March 26, 2010 compared to the same period ended March 27, 2009. The decrease in revenue was primarily due to lower selling prices of steel products, partially offset by higher volume of steel products. Also contributing to the decline were lower volumes for armored cable products partially offset by higher selling prices for armored cable products. Changes in foreign currency exchange rates had a favorable impact of $25 million.

        Operating income increased $981 million for the six months ended March 26, 2010 as compared to the same period in the prior year. Operating income for the six months ended March 27, 2009 was negatively affected by goodwill impairment charges of $935 million recorded at its Electrical and Metal Products reporting unit. Also contributing to the increase in operating income was the increased volume as discussed above as well as higher spreads for steel products. Lower raw material costs more than offset lower selling prices which resulted in higher spreads for steel products.

  Safety Products

        Net revenue, goodwill impairments, operating income (loss) and operating margin for Safety Products were as follows ($ in millions):

	For the Six Months Ended
	March 26, 2010	March 27, 2009		% Change
Revenue from product sales	$713	$772		(7.6)%
Service revenue	5	4		25.0%

Net revenue	$718	$776		(7.5)%

Goodwill impairments	$—	$567		— (1)
Operating income (loss)	$101	$(457)		— (1)
Operating margin	14.1%	—	(1)

(1)
Certain operating margins and percentage changes have not been presented as management believes such calculations are not meaningful.

        Net revenue for Safety Products decreased $58 million, or 7.5%, for the six months ended March 26, 2010 as compared to the same period ended March 27, 2009. The decrease in net revenue is primarily due to lower volume in our fire suppression and electronic security businesses. The decrease in our fire suppression business was primarily due to reduced spending in the commercial construction market. The electronic security business decrease was primarily due to the continued slow down in the retail sector, as retail capital projects and new store openings continue to be canceled or delayed. Net revenue was favorably impacted by changes in foreign currency exchange rates of $36 million and was unfavorably impacted by $12 million for the net impact of acquisitions and divestitures.

        Operating income increased $558 million during the quarter ended March 26, 2010 compared to the same period in the prior year. Operating income for the six months ended March 27, 2009 was negatively affected by goodwill impairment charges of $567 million recorded at its ACVS and Life Safety reporting units. Additionally, restructuring, asset impairment and divestiture charges, net was $4 million during the six months ended March 26, 2010 as compared to $22 million of restructuring charges during the six months ended March 27, 2009. Savings realized through cost containment and restructuring actions also contributed to the increase in operating income and was partially offset by the sales volume decline as discussed above. Changes in foreign currency exchange rates also favorably impacted operating income by $6 million.

  Corporate and Other

        Corporate expense decreased $113 million, or 35.9%, to $202 million for the six months ended March 26, 2010 compared to $315 million in the same period ended March 27, 2009. The decrease in Corporate expense for the six months ended March 26, 2010 primarily relates to $126 million of charges related to legacy securities matters, partially offset by a $16 million benefit related to a settlement reached with a former executive recorded during the six months ended March 27, 2009.

Additionally, Corporate expense for the six months ended March 27, 2009 included $6 million of restructuring charges, as compared to nil for the six months ended March 26, 2010. The remaining decrease in Corporate expense is primarily related to savings realized through cost containment actions. Corporate expense for the six months ended March 26, 2010 also includes $6 million of net divestiture charges and $3 million of acquisition costs as compared to $2 million of divestiture charges, net for the six months ended March 27, 2009.

  Interest Income and Expense

        Interest income was $16 million and $23 million for the six months ended March 26, 2010 and March 27, 2009, respectively. The decrease in interest income is primarily related to lower investment yields.

        Interest expense was $150 million for the six months ended March 26, 2010 as compared to $151 million for the same period in the prior year.

  Other Income, Net

        Other income, net was $12 million for the six months ended March 26, 2010 as compared to $11 million for the same period in the prior year.

  Effective Income Tax Rate

        Our effective income tax rate was 14.5% for the six months ended March 26, 2010. The effective income tax rate for the six months ended March 27, 2009 was not meaningful primarily as a result of the loss driven by goodwill impairment charges of $2.6 billion for which almost no tax benefit was available. Taxes were positively impacted by limited tax on certain business dispositions, beneficial enacted tax law changes and a non-recurring item generating a tax benefit for the six months ended March 26, 2010.

Divestitures

        We have continued to assess the strategic fit of our various businesses and pursued divestiture of certain businesses which do not align with our long-term strategy.

        During the fourth quarter of 2009, the Company approved a plan to sell its french security business, which was part of the Company's ADT Worldwide segment. This business has been classified as held for sale as of September 25, 2009, however, its results of operations were presented in continuing operations as the criteria for discontinued operations have not been met. During March 2010, the Company completed the sale and recorded a $53 million pre-tax gain within restructuring, asset impairment and (gain)/loss on divestitures, net in the Company's Consolidated Statement of Operations.

        During the third quarter of 2008, the Company approved a plan to sell a business in its Safety Products segment. This business had been classified as held for sale in the Company's historical Consolidated Balance Sheet. During the second quarter of 2009, due to a change in strategy by management, the Company decided not to sell the business. As a result, the business no longer satisfied the requirements to be classified as held for sale. The Company measured the business at the lower of its (i) carrying amount before it was classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the business been continuously classified as held and used, or (ii) fair value at the date the decision not to sell was made. The Company recorded a charge of $8 million in the second quarter of 2009 relating to the amount of depreciation and amortization expense that would have been recorded had the asset been continuously classified as held and used.

Discontinued Operations

        In July 2008, the Company substantially completed the sale of its Infrastructure Services business, which met the criteria to be presented as discontinued operations. In order to complete the sale of Earth Tech Brasil Ltda. ("ET Brasil") and Earth Tech UK businesses and certain assets in China, the Company was required to obtain consents and approvals to transfer the legal ownership of the businesses and assets. On January 22, 2009 the Company received the necessary consents and approvals to transfer the legal ownership of its ET Brasil business to Corioca Christiani-Nielsen Engenharia S.A. and received cash proceeds of approximately $13 million. On February 27, 2009 the Company received the necessary consents to transfer certain of the China assets and received cash proceeds of $18 million. At March 27, 2009, the necessary consents and approvals for Earth Tech UK and the remaining assets in China had not been obtained by the Company. At March 27, 2009, the Company had assessed and determined that the carrying value of the remaining assets were recoverable based on current fair value, less cost to sell. The remaining consents and approvals for the other businesses and assets were obtained during the second half of fiscal 2009.

Acquisitions

        On January 18, 2010, the Company entered into a definitive agreement to acquire Brink's Home Security Holdings, Inc ("BHS"), now operating as Broadview Security, for approximately $2.0 billion or $42.50 per share. The acquisition is expected to be financed with cash of up to approximately $600 million, and the issuance of Tyco common shares. The transaction has been unanimously approved by the board of directors of each company. The transaction is expected to close shortly after the special meeting of BHS shareholders scheduled for May 12, 2010 assuming all closing conditions are met or waived. Following the closing of the transaction, the Company intends to combine BHS with its ADT Worldwide segment. In conjunction with the acquisition of BHS, the Company has incurred acquisition costs of $4 million, which are recorded in selling, general and administrative expenses in the Company's Consolidated Statement of Operations for the quarter and six months ended March 26, 2010.

        During the quarter and six months ended March 26, 2010, cash paid for acquisitions included in continuing operations totaled $9 million and $152 million, respectively, net of cash acquired of nil and $1 million, respectively, which primarily related to the acquisition of two Brazilian valve companies, including Hiter Industria e Comercio de Controle Termo-Hidraulico Ltda ("Hiter"), a valve manufacturer which serves a variety of industries including the oil and gas, chemical and petrochemical markets. Net cash paid for the Brazilian valve companies totaled $104 million by the Company's Flow Control segment. In addition, the Company's Electrical and Metals Products segment acquired certain assets of a business for $39 million and its Safety Products segment acquired a business for $9 million.

        During the quarter and six months ended March 27, 2009, cash paid for acquisitions included in continuing operations totaled $2 million and $47 million, respectively, net of cash acquired of $1 million and $2 million, respectively, which primarily related to the acquisition of Vue Technology, Inc., a provider of radio frequency identification (RFID) technology, for $43 million by the Company's Safety Products segment.

Critical Accounting Policies and Estimates

        The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that our accounting policies for depreciation and amortization methods of security monitoring-related assets, revenue recognition, loss contingencies, income taxes, goodwill and indefinite-lived intangible assets, long-lived assets and pension and postretirement benefits are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the three months ended March 26, 2010, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 2009 (the "2009 Form 10-K"). See Note 1 to the Consolidated Financial Statements for the adoption of new accounting standards during the first quarter of 2010.

Liquidity and Capital Resources

        On October 5, 2009, Tyco International Finance S.A. ("TIFSA") issued $500 million aggregate principle amount of 4.125% notes due 2014 (the "2014 notes"), which are fully and unconditionally guaranteed by the Company. TIFSA received net proceeds of approximately $495 million after deducting debt issuance costs and a debt discount.

        On January 9, 2009, TIFSA issued $750 million aggregate principal amount of 8.5% notes due 2019 (the "2019 notes"), which are fully and unconditionally guaranteed by the Company. TIFSA received net proceeds of approximately $745 million after underwriting discounts and offering expenses. The Company may be required to repurchase all or part of the 2019 Notes at par in July of 2014 at the option of the noteholders.

        The net proceeds of the aforementioned offerings may be used for general corporate purposes, which may include repayment of indebtedness, acquisitions, additions to working capital, repurchase of common shares, capital expenditures and investments in the Company's subsidiaries.

        As of March 26, 2010, there were no amounts drawn under our revolving credit facilities. As of March 26, 2010, the aggregate available commitment under our senior revolving credit facilities was $1.69 billion. We continually monitor developments regarding the availability of funds under our revolving credit facilities. Although there is some risk that financial institutions will fail to perform their contractual obligations, particularly in times of credit market distress, we believe that the lenders under our revolving credit facilities are capable of meeting any borrowing requests we may make for the foreseeable future.

        During the first quarter of 2010, TIFSA had made payments of $200 million to extinguish all of its commercial paper outstanding. As of March 26, 2010, there was no commercial paper outstanding.

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

        The sources of our cash flow from operating activities and the use of a portion of that cash in our operations were as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
Cash flows from operating activities:
Operating income (loss)	$427	$(2,554)	$841	$(2,141)
Goodwill and intangible asset impairments	—	2,705	—	2,705
Depreciation and amortization(1)	282	284	569	559
Non-cash compensation expense	32	23	63	52
Deferred income taxes	(39)	(165)	(35)	(182)
Provision for losses on accounts receivable and inventory	30	35	64	69
Other, net	(23)	24	(11)	46
Net change in working capital	41	381	(242)	(174)
Interest income	7	11	16	23
Interest expense	(74)	(78)	(150)	(151)
Income tax expense	(51)	60	(104)	(24)

Net cash provided by operating activities	$632	$726	$1,011	$782

Other cash flow items:
Capital expenditures, net(2)	$(167)	$(170)	$(316)	$(327)
Decrease in the sale of accounts receivable	3	7	2	10
Accounts purchased by ADT	(116)	(114)	(266)	(231)
Purchase accounting and holdback liabilities	(3)	(1)	(3)	(1)
Voluntary pension contributions	—	6	—	6

(1)
The quarters ended March 26, 2010 and March 27, 2009 included depreciation expense of $155 million and $155 million, respectively, and amortization of intangible assets of $127 million and $129 million, respectively. The six months ended March 26, 2010 and March 27, 2009 included depreciation expense of $313 million and $303 million, respectively, and amortization of intangible assets of $256 million and $256 million, respectively.

(2)
Included net proceeds received for the sale/disposition of property, plant and equipment of $3 million and $2 million for the quarters ended March 26, 2010 and March 27, 2009, respectively, as well as $19 million and $4 million for the six months ended March 26, 2010 and March 27, 2009, respectively.

        The net change in working capital increased operating cash flow by $41 million in the quarter ended March 26, 2010. The significant changes in working capital included a $73 million increase in deferred revenue, a $19 million increase in accounts payable, and an $18 million decrease in prepaid expenses and other current assets, offset by a $29 million increase in inventories, a $22 million increase in accounts receivable, as well as a $14 million decrease in contracts in process.

        The net change in working capital decreased operating cash flow by $242 million in the six months ended March 26, 2010. The significant changes in working capital included a $202 million decrease in accrued expenses and other current liabilities, a $73 million increase in inventories, and a $52 million decrease in accounts payable, offset by a $66 million decrease in accounts receivable.

        During the quarter and six months ended March 26, 2010, we paid approximately $48 million and $97 million, respectively, in cash related to restructuring activities as compared to cash paid related to restructuring activities of $37 million and $57 million for the quarter and six months ended March 27, 2009, respectively. See Note 3 to our Consolidated Financial Statements for further information regarding our restructuring activities.

        Income taxes paid, net of refunds, related to continuing operations were $90 million and $139 million during the quarter and six months ended March 26, 2010 and $103 million and $176 million for the quarter and six months ended March 27, 2009, respectively.

        The primary uses and sources of cash flows from investing activities were as follows ($ in millions):

        We continue to fund capital expenditures to grow our business, improve the cost structure of our businesses, to invest in new processes and technology, and to maintain high quality production standards. During the six months ended March 26, 2010, we made capital expenditures of $335 million as compared to $331 million during the comparable prior period. The level of capital expenditures in fiscal year 2010 is expected to exceed the spending levels in fiscal year 2009 and is also expected to exceed depreciation.

        We acquired approximately 105,000 and 234,000 customer contracts for electronic security services within our ADT Worldwide segment for $120 million and $271 million during the quarter and six months ended March 26, 2010, respectively. Of these amounts, $113 million and $261 million was paid during the quarter and six months ended March 26, 2010, respectively. Additionally, we paid $3 million during the quarter ended March 26, 2010 for customer contracts acquired during the quarter ended December 25, 2009. We also paid $2 million during the quarter ended December 25, 2009 for customer contracts acquired during the quarter ended September 25, 2009.

        During the six months ended March 26, 2010, cash paid for acquisitions included in continuing operations totaled $152 million, net of cash acquired of $1 million, which primarily related to the acquisition of two Brazilian valve companies, including Hiter Industria e Comercio de Controle Termo-Hidraulico Ltda ("Hiter"), a valve manufacturer which serves a variety of industries including the oil and gas, chemical and petrochemical markets. Net cash paid for Hiter totaled $104 million by our Flow Control segment. In addition, our Electrical and Metal Products segment acquired certain assets of a business for $39 million and our Safety Products segment acquired a business for $9 million.

        During the six months ended March 26, 2010, we received cash proceeds in the amount of $28 million for divestitures included in continuing operations, net of cash divested of $14 million.

        We will continue to divest businesses that do not align with our overall strategy. We expect to use the proceeds from these sales, as well as the cash generated by our operations, to continue to make investments in our businesses that are intended to grow revenue and profitability, and improve productivity, including funding restructuring actions. We expect to also use cash to selectively pursue acquisitions. As disclosed in Note 4 to our Consolidated Financial Statements, we entered into a definitive agreement to acquire BHS for approximately $2.0 billion. We expect to finance this acquisition using cash up to approximately $600 million and the issuance of our common shares. The transaction is expected to close shortly after the special meeting of BHS shareholders scheduled for May 12, 2010 assuming all conditions are met or waived.

        The primary uses and sources of cash flows from financing activities were as follows ($ in millions):

        On October 5, 2009, we issued $500 million aggregate principal amount of 4.125% notes due on October 15, 2014 and received net cash proceeds of approximately $495 million. During the six months ended March 26, 2010, net repayments of short-term debt were approximately $243 million, which primarily related to the extinguishment of our outstanding commercial paper. Additionally during the six months ended March 26, 2010, we paid cash dividends of approximately $214 million.

        Pursuant to our share repurchase program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved 10b5-1 trading plan in accordance with applicable regulations.

        Management believes that cash generated by or available to us should be sufficient to fund our capital and liquidity needs for the foreseeable future, including quarterly dividend payments. During fiscal 2010, we expect to resume repurchasing under our existing $1.0 billion share repurchase program approved by our Board of Directors on July 10, 2008 in accordance with applicable law and depending on credit market conditions, macroeconomic factors and expectations regarding future cash flows. As also disclosed in Note 12 to our Consolidated Financial Statements, on March 10, 2010, our shareholders approved an annual dividend on our common shares of 0.90 CHF per share, which will be paid in the form of a return on capital in four installments of CHF 0.22, CHF 0.22, CHF 0.23 and CHF 0.23.

Capitalization

        Our shareholders' equity was $12.9 billion, or $27.17 per share, as of March 26, 2010, compared to $12.9 billion, or $27.30 per share, as of September 25, 2009. Our shareholders' equity remained relatively flat primarily due to net income attributable to our common shareholders of $612 million, offset by dividends declared of $399 million and unfavorable changes in foreign currency exchange rates of $336 million. Total debt was $4.5 billion as of March 26, 2010, as compared to $4.3 billion as of September 25, 2009. Total debt as a percentage of total capitalization (total debt and shareholders' equity) was 26% as of March 26, 2010 and 25% as of September 25, 2009.

        Our cash balance increased to $2.7 billion as of March 26, 2010, as compared to $2.4 billion at September 25, 2009. The increase was primarily due to cash flow generated from operating activities of $1.0 billion and proceeds of $498 million received from the issuance of long-term debt, partially offset by $753 million of cash used for capital expenditures, accounts purchased by ADT, business acquisitions and the net repayment of $243 million of short-term debt.

        The following table details our long-term and short-term debt ratings as of March 26, 2010 and September 25, 2009:

	Short-Term Debt Ratings	Long Term Debt Ratings
Moody's	P-2	Baa1
Standard & Poor's	A-2	BBB+
Fitch	F2	BBB+

        On April 12, 2010, Standard & Poor's Rating Services raised our long term debt ratings to A- from BBB+.

        The security ratings set forth above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

 Commitments and Contingencies

        For a detailed discussion of contingencies related to our litigation matters and governmental investigations see Note 10 to our Consolidated Financial Statements.

Backlog

        As of March 26, we had a backlog of unfilled orders of $9.0 billion compared to a backlog of $9.0 billion as of September 25, 2009. We expect that approximately 86% of our backlog as of

March 26, 2010 will be filled during the next 12 months. Backlog by segment was as follows ($ in millions):

	March 26, 2010	September 25, 2009
ADT Worldwide	$5,956	$5,916
Flow Control	1,629	1,698
Fire Protection Services	1,163	1,171
Electrical and Metal Products	95	72
Safety Products	134	102

	$8,977	$8,959

        Backlog increased by $18 million, or 0.2%, to $9.0 billion as of March 26, 2010. The increase in backlog was primarily due to an increase in recurring revenue-in-force at our ADT Worldwide segment partially offset by unfavorable changes in foreign currency exchange rates of $80 million. ADT Worldwide's backlog includes recurring revenue-in-force and long-term deferred revenue for upfront fees paid by customers for ADT owned security systems. Revenue-in-force represents 12 months' revenue associated with monitoring and maintenance services under contract in the security business. ADT Worldwide's backlog of $6.0 billion and $5.9 billion as of March 26, 2010 and September 25, 2009, respectively, primarily consists of $4.1 billion and $4.0 billion of recurring revenue-in-force as of March 26, 2010 and September 25, 2009, respectively, and $1.1 billion of deferred revenue for both March 26, 2010 and September 25, 2009. ADT Worldwide's backlog increased $40 million primarily driven by a increase in revenue-in-force of $64 million partially offset by a decrease in deferred revenue of $26 million and unfavorable changes in foreign exchange rates of $33 million. Flow Control's backlog decreased by $69 million primarily due to decreased bookings of $36 million as several large projects were completed during the first half of fiscal 2010 and unfavorable exchange rates of $33 million. Electrical and Metal Products' backlog increased $23 million primarily related to the acquisition of a business during the first quarter of fiscal 2010. Backlog within Safety Products increased $32 million due to increased orders across various businesses partially offset by unfavorable changes in foreign currency exchange rates of $4 million.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

        Certain of our international businesses utilize the sale of accounts receivable as short-term financing mechanisms. The aggregate amount outstanding under our international accounts receivable programs was $48 million and $55 million as of March 26, 2010 and September 25, 2009, respectively.

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

        There are certain guarantees or indemnifications extended among Tyco, Covidien and Tyco Electronics in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. At the time of the Separation, we recorded a liability necessary to recognize the fair value of such guarantees and indemnifications. See Note 5 to the Consolidated Financial

Statements for further discussion of the Tax Sharing Agreement. In addition, prior to the Separation we provided support in the form of financial and/or performance guarantees to various Covidien and Tyco Electronics operating entities. To the extent these guarantees were not assigned in connection with the Separation, we assumed primary liability on any remaining such support. The estimated fair value of these obligations was not material to us as of March 26, 2010.

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

        For a detailed discussion of guarantees and indemnifications, see Note 17 to the Consolidated Financial Statements.

Accounting Pronouncements

        Recently Adopted Accounting Pronouncements    In June 2008, the Financial Accounting Standards Board ("FASB") ratified authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. The guidance addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method. The guidance requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. The guidance became effective for Tyco in the first quarter of fiscal 2010, and was applied retrospectively to prior periods. The adoption did not have a material impact on our historical annual or quarterly basic and diluted earnings per share. See Note 6 to the Consolidated Financial Statements for additional information related to the adoption of the guidance.

        In December 2007, the FASB revised the authoritative guidance for business combinations. The revised guidance retains the underlying concepts of the existing guidance in that business combinations are still accounted for at fair value. However, the accounting for certain other aspects of business combinations will be affected. Acquisition costs will generally be expensed as incurred. Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date. In-process research and development will be recorded at fair value as an indefinite-lived intangible at the acquisition date until it is completed or abandoned and its useful life can be determined. Changes in deferred tax asset valuation allowances and uncertain tax positions after the acquisition date will generally impact income tax expense. The revised guidance also expands required disclosures surrounding the nature and financial effects of business combinations. We adopted the revised guidance in the first quarter of fiscal 2010. The revised guidance is primarily effective for all business combinations beginning in the first quarter of fiscal 2010 and thereafter, and its adoption did not have a material impact on our financial position, results of operations or cash flows for the quarter and six months ended March 26, 2010.

        In December 2007, the FASB issued authoritative guidance for noncontrolling interests in consolidated financial statements. The guidance requires the recognition of a noncontrolling interest (minority interest prior to the adoption of the guidance) as equity in the Consolidated Financial

Statements. The amount of net income attributable to the noncontrolling interest should be included in consolidated net income on the face of the Consolidated Statements of Operations. The guidance also amends certain existing consolidation procedures in order to achieve consistency with the requirements of the revised authoritative guidance for business combinations discussed above. The guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The guidance was adopted by Tyco in the first quarter of fiscal 2010 and was applied retrospectively. The adoption did not have a material impact on our financial position, results of operations or cash flows.

        In September 2006, the FASB issued authoritative guidance for fair value measurements, which enhances existing guidance for measuring assets and liabilities at fair value. The guidance defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The guidance was adopted in two phases. We adopted the fair value provisions relating to financial assets and liabilities in the first quarter of 2009 and for nonfinancial assets and liabilities in the first quarter of fiscal 2010. The adoption did not have a material impact on our financial position, results of operations or cash flows.

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

        Recently Issued Accounting Pronouncements    In September 2009, the FASB issued authoritative guidance for the accounting for revenue arrangements with multiple deliverables. The guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific evidence nor third-party evidence is available. The guidance requires arrangements under which multiple revenue generating activities that are to be performed be allocated at inception. The residual method under the existing accounting guidance has been eliminated. The guidance expands the disclosure requirements related to multiple-deliverable revenue arrangements. The guidance becomes effective for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal 2011. The guidance applies on a prospective basis unless the Company specifically elects to apply the guidance retrospectively. We are currently assessing what impact, if any, the guidance will have on our financial position, results of operations or cash flows.

        In June 2009, the FASB issued authoritative guidance which amended the existing guidance for the consolidation of variable interest entities, to address the elimination of the concept of a qualifying special purpose entity. The guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the guidance requires any enterprise that holds a variable interest in an entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The guidance is effective for Tyco in the first quarter of fiscal 2011. We are currently assessing what impact, if any, that the guidance will have on our financial position, results of operations or cash flows.

        In December 2008, the FASB issued authoritative guidance for employers' disclosures about postretirement benefit plan assets. The guidance requires additional disclosures about plan assets related to an employer's defined benefit pension or other post-retirement plans to enable investors to better understand how investment decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and the significant concentrations of risk within plan assets. The disclosure provisions of the guidance are effective for Tyco in fiscal 2010 and will be adopted concurrently with the pension disclosures associated with our annual valuation process during the fourth quarter of fiscal 2010.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from our exposure discussed in the 2009 Form 10-K. In order to manage the volatility relating to our more significant market risks, we currently enter into forward foreign currency exchange contracts, interest rate swaps and commodity swaps for copper. During 2010, the Company entered into commodity swaps for copper, which did not have a material impact on the Company's financial position, results of operations or cash flows.

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

Item 4.    Controls and Procedures

        The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined under Rule 13a-15 of the Securities and Exchange Act (the Exchange Act)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 26, 2010, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        There has been no change in our internal control over financial reporting during the quarter ended March 26, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        Except as discussed below, there have been no material developments in the Company's legal proceedings that have occurred during the quarter ended March 26, 2010. For a description of the Company's previously reported legal proceedings, refer to Part I, Item 3. Legal Proceedings, in the 2009 Form 10-K.

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

        The most significant outstanding legacy securities matter is Stumpf v. Tyco International Ltd., which is a class action lawsuit in which the plaintiffs alleged that Tyco, among others, violated the disclosure provisions of the federal securities laws. The matter arose from Tyco's July 2000 initial public offering of common stock of TyCom Ltd, and alleged that the TyCom registration statement and prospectus relating to the sale of common stock were inaccurate, misleading and failed to disclose facts necessary to make the registration statement and prospectus not misleading. The complaint further alleged the defendants violated securities laws by making materially false and misleading statements and omissions concerning, among other things, executive compensation, TyCom's business prospects and Tyco's and TyCom's finances. On May 6, 2010, the United States District Court for the District of New Jersey will hear arguments on a motion requesting preliminary approval of settlement of the Stumpf matter. The proposed settlement is subject to final court approval and the Court has not yet set a date for the final approval hearing. If the settlement received final court approval, it will be subject to the liability sharing provisions of the Separation and Distribution Agreement with Covidien and Tyco Electronics. We believe our remaining reserve related to legacy securities matters is sufficient to satisfy the resolution of this matter.

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

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of March 26, 2010, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $28 million to $81 million. As of March 26, 2010, Tyco concluded that the best estimate within this range is approximately $37 million, of which $14 million is included in accrued and other current liabilities and $23 million is included in other liabilities in the Company's Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payments of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos Matters

        The Company and certain of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. Of the lawsuits that have proceeded to trial since 2005, the Company has won or settled all but one case, with that one case returning an adverse jury verdict for approximately $7.7 million, which included both compensatory and punitive damages. The Company has appealed the verdict and believes that it will ultimately be overturned. As of March 26, 2010 there were approximately 4,400 lawsuits pending against the Company and its subsidiaries. Each lawsuit typically includes several claims, and the Company has determined that there were approximately 5,600 claims outstanding as of March 26, 2010, which amount reflects the Company's current estimate of the number of viable claims made against it or its affiliates, and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants or are duplicative of other actions. For a detailed discussion of asbestos-related matters, see Note 10 of the Consolidated Financial Statements.

Income Tax Matters

        The Company and its subsidiaries' income tax returns are examined periodically by various tax authorities. In connection with these examinations, tax authorities, including the Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. We are reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed for uncertain income tax positions have been recorded through the income tax provision, equity or goodwill, as appropriate. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional income taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these liabilities in light of changing facts and circumstances.

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

Compliance Matters

        As previously reported in the Company's periodic filings, the Company has received and responded to various allegations and other information that certain improper payments were made by the Company's subsidiaries and agents in recent years. For example, two subsidiaries in the Company's Flow Control business in Italy have been charged, along with numerous other parties, in connection with the Milan public prosecutor's investigation into allegedly improper payments made to certain

Italian entities, and the Company has reported to German authorities potentially improper conduct involving agents retained by the Company's EMEA water business. The Company has since resolved these matters with German authorities. The Company has reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to these allegations and its internal investigations. The Company also informed the DOJ and the SEC that it has retained outside counsel to perform a Company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), and that it would continue to investigate and make periodic progress reports to these agencies. The Company has and will continue to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by the Company in the course of its ongoing compliance activities. The baseline review, which has been substantially completed, has revealed that some business practices may not comply with Tyco and FCPA requirements, and the Company has initiated discussions with the DOJ and SEC aimed at resolving these matters. While these discussions are ongoing, the Company cannot predict their outcome and cannot estimate the range of potential loss or the form of penalty, if any, that may result from an adverse resolution. It is possible that the Company may be required to pay material fines, consent to injunctions on future conduct, or suffer other criminal or civil penalties or adverse impacts, each of which may have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million. The quarterly withdrawal liability payments are $1.1 million, $13.2 million of which had been paid to date. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

Other Matters

        As previously reported, in 2002, the SEC's Division of Enforcement conducted an investigation related to past accounting practices for dealer connect fees that ADT had charged to its authorized dealers upon purchasing customer accounts. The investigation related to accounting practices employed by the Company's former management, which were discontinued in 2003. Although the Company settled with the SEC in 2006, a number of former dealers and related parties have filed lawsuits against the Company, including a class action lawsuit filed in the District Court of Arapahoe County, Colorado, alleging breach of contract and other claims related to ADT's decision to terminate certain authorized dealers in 2002 and 2003. In February 2010, the Court granted a directed verdict in ADT's favor dismissing a number of the plaintiff's key claims. While it is not possible at this time to predict the final outcome of these lawsuits, the Company does not believe these claims will have a material adverse effect on our financial position, results of operations or cash flows.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        During the quarter, the Company did not repurchase any common shares on the NYSE as part of the $1.0 billion share repurchase program approved by the Board of Directors in July 2008 ("2008 Share Repurchase Program"). Approximately $900 million remained outstanding under the 2008 Share Repurchase Program as of March 26, 2010.

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
2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated as of March 22, 2010, by and among Tyco International Ltd., Barricade Merger Sub, Inc., Brink's Home Security Holdings, Inc. and ADT Security Services, Inc. (incorporated by reference to Item 2.1 of Tyco's Current Report on Form 8-K filed on March 22, 2010).
2.3	Registration of securities issued in business combination transactions (incorporated by reference to Tyco's Registration Statement on Form S-4/A filed on March 26, 2010).
3.1
Articles of Association of Tyco International Ltd. (Tyco International AG) (Tyco International SA), as amended (incorporated by reference to Item 9.01 of Tyco's Current Report on Form 8-K filed on March 12, 2010).
12.1	Statement of computation of Ratio of Earnings to Fixed Charges (Filed herewith).
22.1	Submission of Matters to a Vote of Security Holders (incorporated by reference to Item 5.07 of Tyco's Current Report on Form 8-K filed on March 12, 2010).
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
101
Financial statements from the quarterly report on Form 10-Q of Tyco International Ltd. for the quarter ended March 26, 2010 formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity, and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:	/s/ CHRISTOPHER J. COUGHLIN Christopher J. Coughlin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 27, 2010