Form 10-Q
period 2010-06-25
TYCO INTERNATIONAL LTD
filed 2010-07-29
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 25, 2010
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

        The number of common shares outstanding as of July 21, 2010 was 497,690,945.

TYCO INTERNATIONAL LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Revenue from product sales	$2,532	$2,454	$7,366	$7,576
Service revenue	1,742	1,698	5,157	4,984

Net revenue	4,274	4,152	12,523	12,560
Cost of product sales	1,781	1,785	5,218	5,495
Cost of services	912	892	2,694	2,634
Selling, general and administrative expenses	1,163	1,110	3,380	3,422
Goodwill and intangible asset impairments (see Note 7)	—	—	—	2,705
Restructuring, asset impairment and divestiture charges, net (see Notes 2 and 3)	43	31	26	119

Operating income (loss)	375	334	1,205	(1,815)
Interest income	7	9	24	32
Interest expense	(71)	(74)	(221)	(225)
Other (expense) income, net	(85)	—	(73)	11

Income (loss) from continuing operations before income taxes	226	269	935	(1,997)
Income tax benefit (expense)	26	(24)	(78)	(47)

Income (loss) from continuing operations	252	245	857	(2,044)
Income from discontinued operations, net of income taxes	4	43	14	43

Net income (loss)	256	288	871	(2,001)
Less: noncontrolling interest in subsidiaries net income	2	1	5	2

Net income (loss) attributable to Tyco common shareholders	$254	$287	$866	$(2,003)

Amounts attributable to Tyco common shareholders:
Income (loss) from continuing operations	$250	$244	$852	$(2,046)
Income from discontinued operations	4	43	14	43

Net income (loss) attributable to Tyco common shareholders	$254	$287	$866	$(2,003)

Basic earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	$0.51	$0.52	$1.77	$(4.32)
Income from discontinued operations	0.01	0.09	0.03	0.09

Net income (loss) attributable to Tyco common shareholders	$0.52	$0.61	$1.80	$(4.23)

Diluted earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	$0.50	$0.51	$1.76	$(4.32)
Income from discontinued operations	0.01	0.09	0.03	0.09

Net income (loss) attributable to Tyco common shareholders	$0.51	$0.60	$1.79	$(4.23)

Weighted average number of shares outstanding:
Basic	492	473	481	473
Diluted	496	475	484	473

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)

	June 25, 2010	September 25, 2009
Assets
Current Assets:
Cash and cash equivalents	$1,823	$2,354
Accounts receivable, less allowance for doubtful accounts of $155 and $167, respectively	2,416	2,544
Inventories	1,417	1,370
Prepaid expenses and other current assets	949	963
Deferred income taxes	414	405
Assets held for sale	310	404

Total current assets	7,329	8,040
Property, plant and equipment, net	4,090	3,437
Goodwill	9,388	8,791
Intangible assets, net	3,417	2,643
Other assets	2,684	2,642

Total Assets	$26,908	$25,553

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$535	$245
Accounts payable	1,213	1,198
Accrued and other current liabilities	2,470	2,438
Deferred revenue	644	588
Liabilities held for sale	97	277

Total current liabilities	4,959	4,746
Long-term debt	3,633	4,029
Deferred revenue	1,101	1,133
Other liabilities	3,074	2,691

Total Liabilities	12,767	12,599

Commitments and Contingencies (see Note 10)
Tyco Shareholders' Equity:
Common shares, CHF 6.70 par value, 814,801,671 shares authorized, 514,502,770 shares issued as of June 25, 2010; CHF 7.60 par value, 814,801,671 shares authorized, 479,346,720 shares issued as of September 25, 2009.	2,940	3,122
Common shares held in treasury, 10,348,696 and 5,182,984 shares, as of June 25, 2010 and September 25, 2009, respectively	(393)	(214)
Contributed surplus	12,117	10,940
Accumulated earnings (deficit)	46	(820)
Accumulated other comprehensive loss	(585)	(87)

Total Tyco Shareholders' Equity	14,125	12,941
Noncontrolling interest	16	13

Total Equity	14,141	12,954

Total Liabilities and Equity	$26,908	$25,553

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	For the Nine Months Ended
	June 25, 2010	June 26, 2009
Cash Flows From Operating Activities:
Net income (loss) attributable to Tyco common shareholders	$866	$(2,003)
Noncontrolling interest in subsidiaries net income	5	2
Income from discontinued operations, net of income taxes	(14)	(43)

Income (loss) from continuing operations	857	(2,044)
Adjustments to reconcile net cash provided by operating activities:
Goodwill and intangible asset impairments	—	2,705
Depreciation and amortization	869	835
Non-cash compensation expense	92	76
Deferred income taxes	(127)	(203)
Provision for losses on accounts receivable and inventory	93	113
Other non-cash items	58	56
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	—	175
Inventories	(127)	175
Prepaid expenses and other current assets	12	(180)
Accounts payable	33	(386)
Accrued and other liabilities	(6)	(12)
Income taxes, net	(1)	(3)
Other	(86)	116

Net cash provided by operating activities	1,667	1,423

Net cash provided by discontinued operating activities	12	12
Cash Flows From Investing Activities:
Capital expenditures	(512)	(494)
Proceeds from disposal of assets	26	5
Acquisition of businesses, net of cash acquired	(600)	(47)
Accounts purchased by ADT	(400)	(361)
Divestiture of businesses, net of cash retained	26	11
Other	16	31

Net cash used in investing activities	(1,444)	(855)

Net cash (used in) provided by discontinued investing activities	(7)	35

Cash Flows From Financing Activities:
Net repayments of short-term debt	(242)	(552)
Proceeds from issuance of long-term debt	1,001	2,794
Repayment of long-term debt	(962)	(2,259)
Proceeds from exercise of share options	33	1
Dividends paid	(311)	(287)
Repurchase of common shares by subsidiary	—	(3)
Repurchase of common shares by treasury	(276)	—
Transfer from discontinued operations	5	47
Other	11	1

Net cash used in financing activities	(741)	(258)

Net cash used in discontinued financing activities	(5)	(47)

Effect of currency translation on cash	(13)	(50)

Net (decrease) increase in cash and cash equivalents	(531)	260
Cash and cash equivalents at beginning of period	2,354	1,519

Cash and cash equivalents at end of period	$1,823	$1,779

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

For the Nine Months Ended June 25, 2010 and June 26, 2009

(in millions)

	Number of Common Shares	Common Shares at Par Value (see Note 12)	Common Shares $0.80 Par Value	Treasury Shares	Share Premium	Contributed Surplus	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Tyco Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance as of September 26, 2008	473	$—	$382	$(192)	$9,236	$4,711	$1,125	$232	$15,494	$14	$15,508
Comprehensive income:
Net loss							(2,003)		(2,003)	2	(2,001)
Currency translation								(560)	(560)		(560)
Unrealized gain on marketable securities and derivative instruments, net of income taxes of $4 million								7	7		7
Change in unrecognized loss and prior service cost (credit), net of income taxes of $5 million								11	11		11

Total comprehensive loss									(2,545)		(2,543)
Change of Domicile (see Note 12)
Reclassification of shares owned by subsidiaries and cancellation of common shares held in treasury		1		(54)		53			—		—
Reverse share split and issuance of fully paid up shares		3,498	(382)		(3,116)				—		—
Reallocation of share premium to contributed surplus					(6,120)	6,120			—		—
Dividends declared (see Note 12)		(377)					(95)		(472)		(472)
Shares issued from treasury for vesting of share based equity awards and other related tax effects				10		(16)			(6)		(6)
Repurchase of common shares by subsidiary						(3)			(3)		(3)
Compensation expense						77			77		77
Cumulative effect of adopting a new accounting principle, net of income tax benefit of $2 million and income taxes $28 million, respectively, (See Note 11)							(5)	61	56		56
Other						(6)			(6)	(3)	(9)

Balance as of June 26, 2009	473	$3,122	$—	$(236)	$—	$10,936	$(978)	$(249)	$12,595	$13	$12,608

	Number of Common Shares	Common Shares at Par Value (see Note 12)	Treasury Shares	Contributed Surplus	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Tyco Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance as of September 25, 2009	474	$3,122	$(214)	$10,940	$(820)	$(87)	$12,941	$13	$12,954
Comprehensive income:
Net income					866		866	5	871
Currency translation						(565)	(565)		(565)
Unrealized loss on marketable securities and derivative instruments, net of income taxes						(2)	(2)		(2)
Retirement plans, net of income tax benefit of $39 million						69	69		69

Total comprehensive income							368	5	373
Dividends declared (see Note 12)		(423)					(423)		(423)
Issuance of shares in connection with the acquisition of Brinks Home Security Inc.	35	241	2	1,119			1,362		1,362
Replacement of share based equity awards issued in connection with the acquisition of Brinks Home Security Inc.				27			27		27
Shares issued from treasury for vesting of share based equity awards	2		95	(62)			33		33
Repurchase of common shares	(7)		(276)				(276)		(276)
Compensation expense				93			93		93
Other								(2)	(2)

Balance as of June 25, 2010	504	$2,940	$(393)	$12,117	$46	$(585)	$14,125	$16	$14,141

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

        Revenue related to the sale of electronic tags and labels utilized in retailer anti-theft systems is classified as revenue from product sales. In reporting periods prior to the first quarter of fiscal 2010, revenue related to the sale of electronic tags and labels utilized in retailer anti-theft systems was misclassified as service revenue. Such item had no effect on net revenue, operating income (loss), net income (loss) and cash flows. No changes have been made to previously filed financial statements or in the comparative quarterly amounts presented herein, as the effect in prior periods is not material. Revenue related to the sale of such electronic tags and labels reflected as service revenue was $73 million and $215 million and related cost of services was $44 million and $131 million for the quarter and nine months ended June 26, 2009, respectively.

        References to 2010 and 2009 are to Tyco's fiscal quarters ending June 25, 2010 and June 26, 2009, respectively, unless otherwise indicated.

        Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation. Specifically, the Company has reclassified certain businesses which have satisfied the criteria to be presented as discontinued operations to income from discontinued operations in the Consolidated Statements of Operations and assets and liabilities held for sale within the Consolidated Balance Sheets. See Note 2. Additionally, the Company has realigned certain business operations in the first quarter of fiscal 2010, resulting in prior period segment amounts being recast. See Note 14.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        In December 2007, the FASB revised the authoritative guidance for business combinations. The revised guidance retains the underlying concepts of the existing guidance in that business combinations are still accounted for at fair value. However, the accounting for certain other aspects of business combinations will be affected. Acquisition costs will generally be expensed as incurred. Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date. In-process research and development will be recorded at fair value as an indefinite-lived intangible at the acquisition date until it is completed or abandoned and its useful life can be determined. Changes in deferred tax asset valuation allowances and uncertain tax positions after the acquisition date will generally impact income tax expense. The revised guidance also expands required disclosures surrounding the nature and financial effects of business combinations. The revised guidance was adopted by the Company in the first quarter of fiscal 2010, which did not have a material impact on the Company's financial position, results of operations or cash flows. The revised guidance is primarily effective for all business combinations beginning in the first quarter of fiscal 2010 and thereafter, including the acquisition of Broadview Security. See Note 4.

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

        Recently Issued Accounting Pronouncements—In September 2009, the FASB issued authoritative guidance for the accounting for revenue arrangements with multiple deliverables. The guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific evidence nor third-party evidence is available. The guidance requires arrangements

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

under which multiple revenue generating activities to be performed be allocated at inception. The residual method under the existing accounting guidance has been eliminated. The guidance expands the disclosure requirements related to multiple-deliverable revenue arrangements. The guidance becomes effective for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal 2011. The guidance applies on a prospective basis. The Company is currently assessing what impact, if any, the guidance will have on its financial position, results of operations or cash flows.

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

        On April 22, 2010, the Board of Directors approved a plan to pursue a tax-free spin-off of Tyco's Electrical and Metal Products business. The proposed transaction is expected to be structured as a tax-free distribution to Tyco shareholders, and is subject to a number of uncertainties and conditions, including completion of a review process by the Securities and Exchange Commission, final approval by the Tyco Board of Directors and approval by Tyco shareholders. Tyco expects to complete the proposed transaction in the first half of fiscal 2011, at which time the business would be an independent, publicly traded U.S. company. Pending completion of the spin-off, the Electrical and Metal Products business is presented in continuing operations.

        During the fourth quarter of 2009, the Company approved a plan to sell its french security business, which was part of the Company's ADT Worldwide segment. This business has been classified as held for sale as of September 25, 2009, however, its results of operations were presented in continuing operations as the criteria to be presented as discontinued operations have not been met. During the second quarter of 2010, the Company completed the sale and recorded a $53 million

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.    Divestitures (Continued)

pre-tax gain within restructuring, asset impairment and divestiture charges, net in the Company's Consolidated Statement of Operations.

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

Discontinued Operations

        During the quarter ended June 25, 2010, the Board of Directors approved a plan to sell the Company's European water business, which is part of the Company's Flow Control segment. Subject to the receipt of certain consents and approvals and other customary closing conditions, the Company has agreed to sell the business for approximately $245 million. As of June 25, 2010, the necessary consents and approvals had not been obtained by the Company to transfer the legal ownership of the business. The Company expects to record a gain when the transaction closes, which is expected to occur in the fourth quarter of fiscal 2010. During the quarter ended June 25, 2010, the business met the held for sale and discontinued operations criteria and has been included in discontinued operations in all periods presented. As of June 25, 2010, the Company had assessed and determined that the carrying value of the remaining assets were recoverable based on current fair value, less cost to sell. The Company will continue to assess recoverability until the business is sold. See Note 19.

        In July 2008, the Company substantially completed the sale of its Infrastructure Services business, which met the criteria to be presented as discontinued operations. In order to complete the sale of Earth Tech Brasil Ltda. ("ET Brasil") and Earth Tech UK businesses and certain assets in China, the Company was required to obtain consents and approvals to transfer the legal ownership of the businesses and assets. On January 22, 2009, the Company received the necessary consents and approvals to transfer the legal ownership of its ET Brasil business to Carioca Christiani-Nielsen Engenharia S.A. and received cash proceeds of $13 million. During the fourth quarter of 2008, the Company sold its Earth Tech UK business and received net cash proceeds of $53 million. However, the gain was deferred until receipt of the necessary consents and approvals. On May 12, 2009, the Company received the necessary consents and approvals to transfer the legal ownership of its Earth Tech UK business to AECOM and realized the deferred gain in the Company's Consolidated Statements of Operations during the quarter ended June 26, 2009. Furthermore, on May 8, 2009, the Company received the necessary consents to transfer certain of the China assets and received cash proceeds of $6 million. As a result of the above dispositions, a net pre-tax gain of $31 million was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations. As of June 26, 2009, the necessary consents and approvals for the remaining assets in China had not been obtained by the Company. As of June 26, 2009, the Company had assessed and determined that the carrying value of the remaining assets were recoverable based on

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.    Divestitures (Continued)

current fair value, less cost to sell. The remaining consents and approvals for the other businesses and assets were obtained during the fourth quarter of fiscal year 2009.

        Net revenue, income from operations, loss on sale and income tax expense for discontinued operations are as follows ($ millions):

	For the Quarters Ended		For the Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Net revenue	$82	$89	$248	$259

Pre-tax income from discontinued operations	$11	$6	$22	$17
Pre-tax (loss) income on sale of discontinued operations	(5)	42	(5)	38
Income tax expense	(2)	(5)	(3)	(12)

Income from discontinued operations, net of income taxes	$4	$43	$14	$43

        Balance sheet information for pending divestitures is as follows ($ in millions):

	June 25, 2010	September 25, 2009
Accounts receivables, net	$72	$124
Inventories	65	74
Prepaid expenses and other current assets	16	38
Property, plant and equipment, net	52	82
Goodwill and intangible assets, net	97	14
Other assets	8	72

Total assets	$310	$404

Accounts payable	$38	67
Accrued and other current liabilities	35	108
Other liabilities	24	102

Total liabilities	$97	$277

        During fiscal year 2007, Tyco completed the spin-offs of its Healthcare and Electronics businesses (the "Separation"). The Company has used available information to develop its best estimates for certain assets and liabilities related to the Separation. In limited instances, final determination of the balances will be made in subsequent periods. During the quarter and nine months ended June 26, 2009, nil and $4 million, respectively, of other items was recorded as an increase to shareholders' equity. There were no adjustments during the quarter and nine months ended June 25, 2010. Adjustments in the future for the impact of filing final income tax returns in certain jurisdictions where those returns include a combination of Tyco, Covidien and/or Tyco Electronics legal entities and for certain amended income tax returns for the periods prior to the Separation may be recorded to either equity or the statement of operations depending on the specific item giving rise to the adjustment.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.    Divestitures (Continued)

Divestiture Charges, Net

        During the quarter and nine months ended June 25, 2010, the Company recorded a net loss and net gain of $1 million and $43 million, respectively, in restructuring, asset impairment and divestiture charges, net in the Company's Consolidated Statements of Operations in connection with the divestiture and write-down to fair value less cost to sell of certain businesses that did not meet the criteria for discontinued operations. The net gain for the nine months ended June 25, 2010 includes the $53 million gain recognized upon the sale of the Company's french security business.

        During the quarter and nine months ended June 26, 2009, the Company recorded a net loss of $3 million and $5 million, respectively, in restructuring, asset impairment and divestiture charges, net, in the Company's Consolidated Statements of Operations in connection with the divestiture and write-down to fair value of certain businesses that did not meet the criteria for discontinued operations.

3.    Restructuring and Asset Impairment Charges, Net

2009 Program

        During fiscal 2009 and 2010, the Company identified and pursued opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across the Company's businesses (the "2009 Program"). The Company expects such actions to be substantially completed by the end of fiscal 2010 and to incur restructuring and restructuring related charges of approximately $100 million in fiscal 2010. During the quarter and nine months ended June 25, 2010, the Company incurred charges of $40 million and $69 million, respectively. The Company has incurred $293 million of restructuring charges cumulative to date relating to the 2009 Program.

        Restructuring and asset impairment charges, net, during the quarter and nine months ended June 25, 2010 and June 26, 2009 related to the 2009 Program are as follows ($ in millions):

	For the Quarter Ended June 25, 2010
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Total
ADT Worldwide	$23	$2	$—	$25
Flow Control	3	3	—	6
Fire Protection Services	4	1	—	5
Electrical and Metal Products	—	2	(1)	1
Safety Products	1	1	—	2
Corporate and Other	1	—	—	1

Total	$32	$9	$(1)	$40

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net (Continued)

	For the Quarter Ended June 26, 2009
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Charges Reflected in SG&A	Total
ADT Worldwide	$7	$5	$1	$1	$14
Flow Control	2	—	1	—	3
Fire Protection Services	3	—	—	—	3
Electrical and Metal Products	2	—	2	—	4
Safety Products	3	—	—	—	3
Corporate and Other	—	2	—	—	2

Total	$17	$7	$4	$1	$29

	For the Nine Months Ended June 25, 2010
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Charges Reflected in SG&A	Total
ADT Worldwide	$29	$5	$—	$—	$34
Flow Control	13	4	1	—	18
Fire Protection Services	11	1	—	1	13
Electrical and Metal Products	—	3	(1)	—	2
Safety Products	2	(1)	—	—	1
Corporate and Other	1	—	—	—	1

Total	$56	$12	$—	$1	$69

	For the Nine Months Ended June 26, 2009
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Charges Reflected in SG&A	Total
ADT Worldwide	$44	$13	$8	$4	$69
Flow Control	5	1	2	—	8
Fire Protection Services	13	—	—	—	13
Electrical and Metal Products	3	1	7	—	11
Safety Products	18	—	5	—	23
Corporate and Other	1	6	—	1	8

Total	$84	$21	$22	$5	$132

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net (Continued)

        Restructuring and asset impairment charges, net incurred cumulative to date from initiation of the 2009 Program are as follows ($ in millions):

	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Charges Reflected in SG&A	Total
ADT Worldwide	$95	$24	$9	$5	$133
Flow Control	26	8	3	—	37
Fire Protection Services	55	2	—	1	58
Electrical and Metal Products	10	5	6	—	21
Safety Products	25	1	8	—	34
Corporate and Other	2	8	—	—	10

Total	$213	$48	$26	$6	$293

        The rollforward of the reserves related to the 2009 Program from September 25, 2009 to June 25, 2010 is as follows ($ in millions):

Balance as of September 25, 2009	$126
Charges	80
Reversals	(7)
Utilization	(98)
Reclass/transfers	(1)
Currency translation	(6)

Balance as of June 25, 2010	$94

        Restructuring reserves for businesses that have met the held for sale criteria are included in liabilities held for sale on the Consolidated Balance Sheets and excluded from the table above. See Note 2.

2007 Program and pre-2006 Actions

        During fiscal 2007 and 2008, the Company launched a restructuring program across all of the Company's segments, including the corporate organization, to streamline some of the businesses and reduce the operational footprint (the "2007 Program"). As of December 26, 2008, the Company had substantially completed this program. The Company maintained a restructuring reserve related to the 2007 Program of $26 million and $59 million as of June 25, 2010 and September 25, 2009, respectively. The Company utilized $30 million of the restructuring reserve balance during the nine months ended June 25, 2010. In addition, the Company continues to maintain restructuring reserves related to certain actions initiated prior to 2006. The total amount of these reserves were $14 million as of June 25, 2010 and $15 million as of September 25, 2009. The aggregate remaining reserves related to the 2007 Program and pre-2006 actions include employee severance and benefits as well as facility exit costs for long-term non-cancelable lease obligations with expiration dates that range from 2010 to 2022 primarily within the Company's ADT Worldwide, Safety Products and Fire Protection Services segments. The Company incurred $1 million and $3 million of charges related to the 2007 Program and pre-2006 actions during the quarters ended June 25, 2010 and June 26, 2009, respectively. The Company incurred $1 million and $8 million of charges related to the 2007 Program and pre-2006 actions for the nine months ended June 25, 2010 and June 26, 2009, respectively.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net (Continued)

        As of June 25, 2010 and September 25, 2009, restructuring reserves related to the 2009 Program, 2007 Program and pre-2006 actions, were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	June 25, 2010	September 25, 2009
Accrued and other current liabilities	$93	$155
Other liabilities	41	45

Total	$134	$200

4.    Acquisitions

Acquisition of Brink's Home Security Holdings, Inc.

        On May 14, 2010, the Company's ADT Worldwide segment acquired all of the outstanding equity of Brink's Home Security Holdings, Inc ("BHS" or "Broadview Security"), a publicly traded company that was formerly owned by The Brink's Company, in a cash-and-stock transaction valued at approximately $2.0 billion. Broadview Security is being integrated into the Company's ADT Worldwide segment. Under the terms of the transaction, each outstanding share of BHS common stock was converted into the right to receive: (1) $13.15 in cash and 0.7562 Tyco common shares, for those shareholders who made an all-cash election, (2) 1.0951 Tyco common shares, for those shareholders who made an all stock election or (3) $12.75 in cash and 0.7666 Tyco common shares, for those shareholders who made a mixed cash/stock election or who failed to make an election.

        Broadview Security's core business is to provide security alarm monitoring services for residential and commercial properties in North America. Broadview Security has a large residential recurring customer base, which expands the Company's presence in the North American residential security business. Broadview Security is also a leader in technologies and services, which are expected to enhance ADT Worldwide's service offerings to its customers. The Company expects to realize cost savings and other synergies through operational efficiencies including consolidation of both marketing and general and administrative functions.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Acquisitions (Continued)

Fair Value Calculation of Consideration Transferred

        The calculation of the consideration transferred to acquire BHS is as follows. Certain amounts below cannot be recalculated as the exact BHS common share amounts have not been presented. ($ and common share data in millions, except per share data):

Cash consideration
All cash consideration
Number of shares of BHS common shares outstanding as of May 14, 2010 electing all cash	37
Cash consideration per common share outstanding	$13.15

Total cash paid to BHS shareholders making all cash election	$490
Mixed cash/stock consideration
Number of shares of BHS common shares outstanding as of May 14, 2010 electing mixed consideration or not making an election	7
Cash consideration per common share outstanding	$12.75

Total cash paid to BHS shareholders making a mixed election or not making an election	$95

Total cash consideration	$585

Stock consideration
All cash consideration
Number of shares of BHS common shares outstanding as of May 14, 2010 electing all cash	37
Exchange ratio	0.7562

Tyco shares issued to BHS shareholders making an all cash election	28
All stock consideration
Number of shares of BHS common shares outstanding as of May 14, 2010 electing all stock	1
Exchange ratio	1.0951

Tyco shares issued to BHS shareholders making an all stock election	1
Mixed cash/stock consideration
Number of shares of BHS common shares outstanding as of May 14, 2010 electing mixed consideration or not making an election	7
Exchange ratio	0.7666

Tyco shares issued to BHS shareholders making a mixed election or not making an election	6

Total Tyco common shares issued	35

Tyco's average common share price on May 14, 2010	$38.73

Total stock consideration	$1,362

Fair value of BHS stock option, restricted stock unit and deferred stock unit replacement awards(1)	$27

Total fair value of consideration transferred	$1,974

(1)
Represents the fair value of BHS stock option, restricted stock unit and deferred stock unit replacement awards attributable to pre-combination service issued to holders of these awards in the acquisition. The fair value was determined using the Black-Scholes model for stock option awards and Tyco's closing stock price for the restricted and deferred stock unit awards. The fair value of outstanding BHS stock-

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Acquisitions (Continued)

  based compensation awards which, immediately vested at the effective time of the acquisition, was attributed to pre-combination service and was included in the consideration transferred. In addition, there were certain BHS stock-based compensation awards which did not immediately vest upon completion of the acquisition. For those awards, the fair value of the awards attributed to pre-combination service was included as part of the consideration transferred and the fair value attributed to post-combination service is being recognized as compensation expense over the requisite service period in the post-combination financial statements of Tyco.

Fair Value Allocation of Consideration Transferred to Assets Acquired and Liabilities Assumed

        The consideration transferred for BHS has been allocated to identifiable assets acquired and liabilities assumed as of the acquisition date based on preliminary estimates of fair value. The final determination of fair value for certain assets and liabilities remain subject to change based on final valuations of the assets acquired and liabilities assumed. The company does not expect the finalization of these matters to have a material effect on the allocation, which is expected to be completed no later than one year from the acquisition date. The following amounts represent the preliminary determination of the fair value of the identifiable assets acquired and liabilities assumed ($ in millions):

Net current assets(1)	68
Subscriber systems	629
Other property, plant and equipment	49

Total property, plant and equipment	678

Contracts and related customer relationships (10-year weighted average useful life)	737
Other intangible assets (4-year weighted average useful life)	12

Total intangible assets	749

Net non-current liabilities(2)	(441)

Net assets acquired	1,054
Goodwill(3)	$920

Purchase price	$1,974

(1)
As of the acquisition date, the fair value of accounts receivable approximated book value. Included in net current assets is $32 million of accounts receivable. The gross contractual amount receivable was approximately $35 million of which $3 million was not expected to be collected.

(2)
Included in net non-current liabilities is approximately $430 million of deferred tax liabilities which are recorded in other liabilities in the Company's Consolidated Balance Sheet as of June 25, 2010.

(3)
The goodwill recognized is primarily related to expected synergies and other benefits that the Company believes will result from combining the operations of BHS with the operations of ADT Worldwide. All of the goodwill has been allocated to the Company's ADT Worldwide segment. None of the goodwill is expected to be deductible for tax purposes.

The recorded amounts are preliminary and subject to change. Among the items that may change are amounts for certain intangible assets, income taxes and guarantees pending finalization of valuation efforts.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Acquisitions (Continued)

Actual BHS Financial Results

        BHS actual results from the acquisition date, May 14, 2010, which are included in the consolidated statement of operations for the quarter and nine months ended June 25, 2010, are as follows ($ in millions):

For the Quarter and Nine Months Ended
June 25, 2010
Net Revenue	$54

Loss from continuing operations attributable to Tyco common shareholders	(26)

Net loss attributable to Tyco common shareholders	(26)

Acquisition Related Costs

        Acquisition costs were expensed as incurred. The Company has incurred approximately $14 million and $17 million of costs directly related to the acquisition during the quarter and nine months ended June 25, 2010. In addition, the Company recorded $10 million of integration costs during the quarter and $11 million during the nine months ended June 25, 2010. Both acquisition and integration costs have been recorded within selling, general and administrative expenses in the Company's Consolidated Statement of Operations for the quarter and nine months ended June 25, 2010. The Company's ADT Worldwide segment recorded $24 million and $25 million of acquisition and integration costs for the quarter and nine months ended June 25, 2010, respectively. The Company's Corporate and Other segment recorded nil and $3 million of acquisition costs for the quarter and nine months ended June 25, 2010, respectively. In addition, the Company's ADT Worldwide segment recorded $13 million of restructuring expenses, which have been recorded within restructuring, asset impairments and divestiture charges, net in the Company's Consolidated Statement of Operations for the quarter and nine months ended June 25, 2010.

Supplemental Pro Forma Financial Information (unaudited)

        The supplemental pro forma financial information for the quarter and nine months ended June 25, 2010 and June 26, 2009 is as follows ($ in millions):

	For the Quarter Ended	For the Quarter Ended
	June 25, 2010	June 26, 2009
Net revenue	$4,342	$4,289

Income from continuing operations attributable to Tyco common shareholders	244	251

Net income attributable to Tyco common shareholders	248	294

Income from continuing operations per share:
Basic earnings per share attributable to Tyco common shareholders	$0.46	$0.49
Diluted earnings per share attributable to Tyco common shareholders	$0.46	$0.49

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Acquisitions (Continued)

	For the Nine Months Ended	For the Nine Months Ended
	June 25, 2010	June 26, 2009
Net revenue	$12,877	$12,952

Income from continuing operations attributable to Tyco common shareholders	870	(2,043)

Net income attributable to Tyco common shareholders	884	(2,000)

Income from continuing operations per share:
Basic earnings (loss) per share attributable to Tyco common shareholders	$1.69	$(4.02)
Diluted earnings (loss) per share attributable to Tyco common shareholders	$1.68	$(4.02)

        The supplemental pro forma financial information is based on the historical financial information for Tyco and BHS. The supplemental pro forma financial information for the period ended June 25, 2010 utilized BHS' historical financial information for its fiscal fourth quarter ended December 31, 2009 and the pre-acquisition period from January 1, 2010 through the acquisition date. The supplemental pro forma financial information for the period ended June 26, 2009 utilized BHS' historical financial information for its fiscal fourth quarter ended December 31, 2008 and the six months ended June 30, 2009. The supplemental pro forma financial information reflect primarily the following pro forma pre-tax adjustments:

  •
  Elimination of BHS historical intangible asset amortization and property, plant and equipment depreciation expense;

  •
  Elimination of BHS historical deferred acquisition costs amortization;

  •
  Elimination of BHS historical deferred revenue amortization;

  •
  Additional amortization and depreciation expense related to the fair value of identifiable intangible assets and property, plant and equipment acquired;

  •
  Reduction of interest income on cash used to fund the acquisition and Tyco dividends assumed to be paid to BHS shareholders; and

  •
  All of the above pro forma adjustments were tax effected using a statutory tax rate of 39%

        The supplemental pro forma financial information for the quarter and nine months ended June 25, 2010 reflect the following non-recurring adjustments:

  •
  Direct acquisition costs primarily relating to advisory and legal fees and integration costs; and

  •
  Restructuring charges primarily related to employee severance and one-time benefit arrangements

        The supplemental pro forma financial information gives effect to the acquisition, but should not be considered indicative of the results that would have occurred in the periods presented above, nor are they indicative of future results. In addition, the supplemental pro forma financial information does not reflect the potential realization of cost savings relating to the integration of the two companies.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Acquisitions (Continued)

Acquisitions

        During the quarter and nine months ended June 25, 2010, cash paid for acquisitions included in continuing operations totaled $448 million and $600 million, respectively, net of cash acquired of $136 million and $137 million, respectively, which primarily related to the acquisition of Broadview Security. Net cash paid for Broadview Security totaled $448 million by the Company's ADT Worldwide segment. During the nine months ended June 25, 2010, the Company's Flow Control segment acquired two Brazilian valve companies, including Hiter Industria e Comercio de Controle Termo-Hidraulico Ltda ("Hiter"), a valve manufacturer which serves a variety of industries including the oil and gas, chemical and petrochemical markets. Net cash paid for the Brazilian valve companies totaled $104 million. The Company's Electrical and Metal Products segment acquired certain assets of a business for $39 million and its Safety Products segment acquired a business for $9 million during the nine months ended June 25, 2010.

        During the quarter and nine months ended June 26, 2009, cash paid for acquisitions included in continuing operations totaled nil and $47 million, respectively, net of cash acquired of nil and $2 million, respectively, which primarily related to the acquisition of Vue Technology, Inc., a provider of radio frequency identification (RFID) technology, for $43 million by the Company's Safety Products segment.

ADT Worldwide Account Acquisitions

        During the quarter and nine months ended June 25, 2010, the Company paid $134 million and $400 million of cash, respectively, to acquire approximately 122,000 and 356,000 customer contracts for electronic security services through the ADT dealer program.

        During the quarter and nine months ended June 26, 2009, the Company paid $130 million and $361 million of cash, respectively, to acquire approximately 116,000 and 338,000 customer contracts for electronic security services through the ADT dealer program.

5.    Income Taxes

        The Company did not have a significant change to its unrecognized tax benefits during the quarter and nine months ended June 25, 2010.

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

        At each balance sheet date, management evaluates whether it is more likely than not that the Company's deferred tax assets will be realized and if sufficient future taxable income will be available by assessing current period and projected operating results and other pertinent data. As of June 25, 2010, the Company had recorded deferred tax assets of $1.6 billion, net of valuation allowances of $747 million. Depending on prevailing economic conditions future taxable income of entities with deferred tax assets may be negatively impacted, which may require additional valuation allowances to be recorded in future reporting periods related to the Company's deferred tax assets.

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

        Under the Tax Sharing Agreement, the Company shares responsibility for certain of Tyco's, Covidien's and Tyco Electronics' income tax liabilities, which result in cash payments, based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and Tyco Electronics share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and Tyco Electronics' U.S. and certain non-U.S. income tax returns. All costs and expenses associated with the management of these shared tax liabilities are shared equally among the parties. In conjunction with estimating its Tax Sharing obligations, Tyco has recorded a net receivable from Covidien and Tyco Electronics representing their estimated share of the Tax Sharing obligations of $117 million and $106 million, as of June 25, 2010 and September 25, 2009, respectively. As of June 25, 2010 and September 25, 2009, $113 million and $103 million, respectively, are included in other assets and $4 million and $3 million, respectively, are included in prepaid expenses and other current assets on the Consolidated Balance Sheet. Other liabilities include $554 million as of June 25, 2010 and September 25, 2009 for Tyco's obligations under the Tax Sharing Agreement. Tyco assesses the shared tax liabilities and related guaranteed liabilities at each reporting period. The receivable and liability were initially recognized with an offset to shareholders' equity in 2007. During the quarter ended June 25, 2010 and June 26, 2009, the Company recorded no income in accordance with the Tax Sharing agreement. For the nine months ended June 25, 2010 and June 26, 2009, the Company recorded income of $11 million and $5 million, respectively, in accordance with the Tax Sharing Agreement. Tyco will provide payment to Covidien and Tyco Electronics under the Tax Sharing Agreement as the shared income tax liabilities are settled. Settlement is expected to occur as the audit process by applicable taxing authorities is completed for the impacted years and cash payments are made. Given the nature of the shared liabilities, the maximum amount of potential future payments is not determinable. Such cash payments, when they occur, will reduce the guarantor liability as such payments represent an equivalent reduction of risk. The Company also assesses the sufficiency of the Tax Sharing Agreement guarantee liability on a

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.    Income Taxes (Continued)

quarterly basis and will increase the liability when it is probable that cash payments expected to be made under the Tax Sharing Agreement exceed the recorded balance.

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

of fiscal 2010. The Company historically issued certain restricted stock awards that vest over a period of three years which contained non-forfeitable rights to dividends and should be treated as participating securities. These types of awards were last issued during fiscal 2006. Awards containing such rights that are unvested are considered to be participating securities and are included in the computation of earnings per share pursuant to the two-class method. All of these awards were vested as of September 25, 2009. As a result, the Company is not required to compute earnings per share for fiscal 2010 using the two-class method unless new awards are granted. The retrospective application of this guidance did not have an impact on the Company's historically reported earnings per share for the quarter ended June 26, 2009. In addition, the retrospective application of this guidance for the nine months ended June 26, 2009 did not have an impact on the Company's historically reported earnings per share as the effects would be anti-dilutive because the Company reported a loss from continuing operations.

        The reconciliations between basic and diluted earnings per share attributable to Tyco common shareholders are as follows (in millions, except per share data):

	For the Quarter Ended June 25, 2010				For the Quarter Ended June 26, 2009
	Income		Shares	Per Share Amount	Income		Shares	Per Share Amount
Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$250		492	$0.51	$244		473	$0.52
Less: Income allocated to participating securities	NA	(1)	—		—	(2)	—
Share options, restricted share awards and deferred stock units	—		4		—		2
Diluted earnings per share attributable to Tyco common shareholders:
Add: Income allocated to participating securities	NA	(1)	—		—	(2)	—

Income from continuing operations attributable to Tyco common shareholders, giving effect to dilutive adjustments	$250		496	$0.50	$244		475	$0.51

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.    Earnings Per Share (Continued)

	For the Nine Months Ended June 25, 2010				For the Nine Months Ended June 26, 2009
	Income		Shares	Per Share Amount	Loss		Shares	Per Share Amount
Basic earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	$852		481	$1.77	$(2,046)		473	$(4.32)
Less: Income allocated to participating securities	NA	(1)	—		NA	(3)	—
Share options, restricted share awards and deferred stock units	—		3		—		—
Diluted earnings per share attributable to Tyco common shareholders:
Add: Income allocated to participating securities	NA	(1)	—		NA	(3)	—

Income (loss) from continuing operations attributable to Tyco common shareholders, giving effect to dilutive adjustments	$852		484	$1.76	$(2,046)		473	$(4.32)

(1)
The two-class method is not applicable for the quarter and nine months ended June 25, 2010 as all participating securities were vested as of September 25, 2009.

(2)
Income allocated to participating securities rounds to zero.

(3)
The two-class method is not applicable for the nine months ended June 26, 2009 as the effects would be anti-dilutive because the Company reported a loss from continuing operations for this period.

        The computation of diluted earnings per share for the quarter and nine months ended June 25, 2010 excludes the effect of the potential exercise of share options to purchase approximately 14 million and 16 million shares, respectively, and excludes restricted share awards of approximately 2 million shares in both periods because the effect would be anti-dilutive.

        The computation of diluted earnings per share for the quarter and nine months ended June 26, 2009 excludes the effect of the potential exercise of share options to purchase approximately 23 million and 27 million shares, respectively, and excludes restricted share awards of approximately 5 million and 6 million shares, respectively, because the effect would be anti-dilutive.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Goodwill and Intangible Assets (Continued)

        During the first nine months of fiscal 2010, the Company continued to monitor the recoverability of its goodwill. The Company considered and evaluated its market capitalization as well as the other factors described above and concluded its remaining goodwill balance of $9.4 billion as of June 25, 2010 is recoverable. As part of the Company's ongoing monitoring efforts, the Company will continue to consider the global economic environment and volatility in the stock market as well as in the Company's own stock price in assessing goodwill recoverability. Given the current economic environment and the uncertainties regarding the potential impact on the Company's business, there can be no assurance that the Company's estimates and assumptions regarding forecast cash flows of certain of its reporting units, as well as the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the annual goodwill impairment test performed during the fourth quarter of 2009, will prove to be accurate predictions of the future. At the last annual goodwill testing date, the Company had certain reporting units within the Company's ADT Worldwide and Safety Products segments with less than a ten percent excess of fair value over carrying value based on the discounted cash flow analyses. The Company monitored the recoverability of its goodwill and concluded none of the aforementioned reporting units experienced a triggering event which would require goodwill to be tested for impairment on an interim basis. The goodwill balance for these reporting units was approximately $838 million as of June 25, 2010. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that in the future an impairment charge may need to be recorded. However, it is not possible at this time to determine if future impairment charges will be required or if such charges would be material.

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

        The changes in the carrying amount of goodwill by segment are as follows ($ in millions):

	ADT Worldwide	Flow Control	Fire Protection Services	Safety Products	Total
Balance as of September 25, 2009	$4,302	$1,993	$1,334	$1,162	$8,791
Acquisitions	920	76	—	—	996
Divestitures	(4)	(5)	(1)	(9)	(19)
Goodwill transfer due to realignment	112	—	23	(135)	—
Held for sale reclass	—	(93)	—	—	(93)
Currency translation	(110)	(156)	(2)	(19)	(287)

Balance as of June 25, 2010	$5,220	$1,815	$1,354	$999	$9,388

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

        To perform the first step of the goodwill impairment test for the six reporting units with triggering events, the Company compared the carrying amounts of these reporting units to their estimated fair values. Fair value for each reporting unit was determined utilizing a discounted cash flow analysis based on forecast cash flows (including estimated underlying revenue and operating income growth rates) discounted using an estimated weighted average cost of capital of market participants. A market approach, utilizing observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available), was used to corroborate the discounted cash flow analysis performed at each reporting unit. If the carrying amount of a reporting unit exceeded its fair value, goodwill was considered potentially impaired. In determining fair value, management relied on and considered a number of factors, including operating results, business plans, economic projections, including expectations and assumptions regarding the timing and degree of any economic recovery, anticipated future cash flow, comparable market transactions (to the extent available), other market data and the Company's overall market capitalization.

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

Intangible Assets

        During the first nine months of fiscal 2010, the Company continued to monitor the recoverability of its indefinite lived intangible assets. Based on its evaluation, the Company concluded that its indefinite lived intangible asset balance of $304 million as of June 25, 2010 continues to be recoverable. Indefinite lived intangible assets consisting primarily of trade names are tested for impairment using the relief from royalty method. However, fair value determinations require considerable judgment and are sensitive to change. In light of current economic conditions and the downturn within the retail industry, impairments to intangible assets could occur in future periods. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Goodwill and Intangible Assets (Continued)

        The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets as of June 25, 2010 and September 25, 2009 ($ in millions):

	June 25, 2010			September 25, 2009
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Contracts and related customer relationships	$7,633	$4,607	14 years	$6,529	$4,275	14 years
Intellectual property	544	472	20 years	545	459	18 years
Other	27	12	6 years	17	13	10 years

Total	$8,204	$5,091	14 years	$7,091	$4,747	14 years

Non-Amortizable:
Intellectual property	$213			$212
Other	91			87

Total	$304			$299

        Intangible asset amortization expense for the quarters ended June 25, 2010 and June 26, 2009 was $141 million and $127 million, respectively. Intangible asset amortization expense for the nine months ended June 25, 2010 and June 26, 2009 was $397 million and $383 million, respectively.

        The estimated aggregate amortization expense on intangible assets is expected to be approximately $150 million for the remainder of 2010, $525 million for 2011, $425 million for 2012, $375 million for 2013, $325 million for 2014 and $275 million for 2015.

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

        Based on these factors and uncertainties described above, estimates of future cash flows used in determining the fair value of the Company's Safety Products Sensormatic tradename as well as its ADT Worldwide franchise rights relating to Winner and Sensormatic Security Corp ("SSC") during the second quarter of 2009 were revised downward relative to the estimates used in the Company's most recent test during the fourth quarter of 2008. The range of the discount rates utilized was increased to

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Goodwill and Intangible Assets (Continued)

reflect increased risk due to current economic volatility and uncertainties related to demand for the Company's products and services. The discount rates were as follows:

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Debt

        Debt as of June 25, 2010 and September 25, 2009 is as follows ($ in millions):

	June 25, 2010	September 25, 2009
Commercial paper(2)	$—	$200
6.75% public notes due 2011(1)	516	516
6.375% public notes due 2011	—	849
Revolving senior credit facility due 2011	—	—
Revolving senior credit facility due 2012	—	—
6.0% public notes due 2013	655	655
4.125% public notes due 2014	499	—
3.375% public notes due 2015	498	—
8.5% public notes due 2019	750	750
7.0% public notes due 2019	433	434
6.875% public notes due 2021	716	716
7.0% public notes due 2028	—	14
6.875% public notes due 2029	—	21
Other(1)(2)	101	119

Total debt	4,168	4,274
Less current portion	535	245

Long-term debt	$3,633	$4,029

(1)
6.75% public notes due 2011, plus $19 million of the amount shown as other, comprise the current portion of the Company's total debt as of June 25, 2010.

(2)
Commercial paper, plus $45 million of the amount shown as other, comprise the current portion of the Company's total debt as of September 25, 2009.

        The carrying amount of Tyco's debt subject to the fair value disclosure requirements as of June 25, 2010 and September 25, 2009 was $4,067 million and $4,155 million, respectively. The Company has determined the fair value of such debt to be $4,603 million and $4,578 million as of June 25, 2010 and September 25, 2009, respectively. The Company utilizes various valuation methodologies to determine the fair value of its debt, which is primarily dependent on the type of market in which the Company's debt is traded. When available, the Company uses quoted market prices to determine the fair value of its debt that is traded in active markets. As of June 25, 2010 and September 25, 2009, the fair value of the Company's debt that was actively traded was $4,603 million and $4,338 million, respectively. When quoted market prices are not readily available or representative of fair value, the Company utilizes market information of comparable debt with similar terms, such as maturities, interest rates and credit risk to determine the fair value of its debt that is traded in markets that are not active. As of June 25, 2010, all of the Company's debt was actively traded as a result of the redemption of all of the public notes due 2028 and 2029, which were redeemed during the third quarter of 2010. As of September 25, 2009, the fair value of the Company's debt that was not actively traded was $40 million. Additionally, the Company believes the carrying amount of its commercial paper of $200 million as of September 25, 2009 approximated fair value based on the short-term nature of such debt.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Debt (Continued)

        In May 2008, Tyco International Finance S.A. ("TIFSA") commenced issuing commercial paper to U.S. institutional accredited investors and qualified institutional buyers. Borrowings under the commercial paper program are available for general corporate purposes. As of June 25, 2010, TIFSA had no commercial paper outstanding. As of September 25, 2009, TIFSA had $200 million of commercial paper outstanding, which bore interest at an average rate of 0.33%.

        The Company's committed revolving credit facilities totaled $1.69 billion as of June 25, 2010. These revolving credit facilities may be used for working capital, capital expenditures and general corporate purposes. As of June 25, 2010, there were no amounts drawn under these facilities. On January 29, 2009, the Company repaid $686 million to extinguish the entire outstanding balance under its revolving credit facilities. As of September 25, 2009, there were no amounts drawn under these facilities, although the Company had dedicated $200 million of availability to backstop its outstanding commercial paper.

        On May 5, 2010, TIFSA issued $500 million aggregate principal amount of 3.375% notes due on October 15, 2015, which are fully and unconditionally guaranteed by the Company (the "2015 notes"). TIFSA received net proceeds of approximately $495 million after deducting debt issuance costs of approximately $3 million and a debt discount of approximately $2 million. The net proceeds, along with other available funds, were used to redeem all of the Company's outstanding 6.375% notes due October 2011. The 2015 notes are unsecured and rank equally with TIFSA's other unsecured and unsubordinated debt. TIFSA may redeem any of the 2015 notes at any time by paying the greater of the principal amount of the notes or a "make-whole" amount, plus accrued and unpaid interest. The holders of the 2015 notes have the right to require TIFSA to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control triggering event which requires the occurrence of both a change of control and a rating event, each as defined in the Indenture governing the notes. The debt issuance costs will be amortized from the date of issuance to the maturity date. Interest is payable semiannually on April 15th and October 15th.

        On May 28, 2010, the Company redeemed all of its 6.375% public notes due 2011 (the "2011 notes"), 7% notes due 2028 and 6.875% notes due 2029, outstanding at that time, which aggregated $878 million in principal amount. As a result of the debt redemption, the Company recorded an $87 million charge to other expense, net as a loss on extinguishment of debt. The charge is comprised of the make-whole premium, write-off of the unamortized debt issuance costs and discount related to the extinguished bonds and a net loss recognized upon termination of the associated interest rate swap contracts related to the 2011 notes.

        On October 5, 2009, TIFSA issued $500 million aggregate principal amount of 4.125% notes due on October 15, 2014, which are fully and unconditionally guaranteed by the Company (the "2014 notes"). TIFSA received net proceeds of approximately $495 million after deducting debt issuance costs of approximately $3 million and a debt discount of approximately $2 million. The 2014 notes are unsecured and rank equally with TIFSA's other unsecured and unsubordinated debt. TIFSA may redeem any of the 2014 notes at any time by paying the greater of the principal amount of the notes or a "make-whole" amount, plus accrued and unpaid interest. The holders of the 2014 notes have the right to require TIFSA to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control triggering event, which requires both a change of control and a rating event,

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Debt (Continued)

each as defined in the Indenture governing the notes. The debt issuance costs will be amortized from the date of issuance to the maturity date. Interest is payable semiannually on April 15th and October 15th.

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

9.    Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value as of June 25, 2010 and September 25, 2009. The fair value of derivative financial instruments was not material to any of the periods presented. See below for the fair value of investments and Note 8 for debt.

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

        For derivative instruments that are designated and qualify as fair value hedges, the Company documented the relationships between the hedging instruments and hedged items and linked derivatives designated as fair value hedges to specific debt issuances. For transactions designated as hedges, the Company also assessed and documented at the hedge's inception whether the derivatives used in hedging transactions were effective in offsetting changes in fair values associated with the hedged items. The fair value hedges did not result in any hedge ineffectiveness for the quarter and nine months ended June 25, 2010. The Company does not use derivative financial instruments for trading or speculative purposes.

        All derivative financial instruments are reported on the Consolidated Balance Sheet at fair value with changes in the fair value of the derivative financial instruments recognized currently in earnings with the exception of net investment hedges for which changes in fair value are reported in the cumulative translation component of accumulated other comprehensive income to the extent the hedges are effective. The ineffective portion of the hedge, if any, is recognized in the Company's Consolidated Statement of Operations. The derivative financial instruments and impact of such changes in the fair value of the derivative financial instruments was not material to the Consolidated Balance Sheets as of June 25, 2010 and September 25, 2009 or Consolidated Statements of Operations and Cash Flows for the quarters and nine months ended June 25, 2010 and June 26, 2009.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Financial Instruments (Continued)

Foreign Currency Exposures

        The Company manages foreign currency exchange rate risk through the use of derivative financial instruments comprised principally of forward contracts on foreign currency, which are not designated as hedging instruments for accounting purposes. The objective of those derivatives instruments is to minimize the income statement impact and potential variability in cash flows associated with intercompany loans and accounts receivable, accounts payable and forecasted transactions that are denominated in certain foreign currencies. As of June 25, 2010 and September 25, 2009, the total gross notional amount of the Company's foreign exchange contracts was $881 million and $525 million, respectively. Effective March 17, 2009, Tyco changed its jurisdiction of incorporation from Bermuda to Switzerland. Until January 1, 2011 Tyco intends to make dividend payments in the form of a reduction of capital, denominated in Swiss francs. However, the Company expects to actually pay dividends in U.S. dollars, based on exchange rates in effect shortly before the payment date. Fluctuations in the value of the U.S. dollar compared to the Swiss franc between the date the dividend is declared and paid will increase or decrease the U.S. dollar amount required to be paid. The Company manages the potential variability in cash flows associated with the dividend payments by entering into derivative financial instruments used as economic hedges of the underlying risk.

        During the third quarter of 2010, the Company hedged its net investment in certain foreign operations through the use of foreign exchange forward contracts. The objective is to minimize the exposure to changes in the value of the foreign currency denominated net investment. The aggregate notional amount of these hedges was approximately $245 million as of June 25, 2010. As of September 25, 2009, the Company did not hedge any net investments in foreign operations.

Interest Rate Exposures

        The Company manages interest rate risk through the use of interest rate swap transactions with financial institutions acting as principal counterparties, which are designated as fair value hedges for accounting purposes. During the third quarter of 2009, first quarter of 2010 and third quarter of 2010, the Company entered into interest rate swap transactions with the objective of managing the exposure to interest rate risk by converting the interest rates on $1.4 billion, $500 million, and $501 million respectively, of fixed-rate debt to variable rates. In these contracts, the Company agrees with financial institutions acting as principal counterparties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. In connection with the redemption of all of the 6.375% public notes due 2011 during the third quarter of 2010, the Company terminated the corresponding interest rate swaps. As of June 25, 2010 and September 25, 2009, the total gross notional amount of the Company's interest rate swap contracts was $1.5 billion and $1.4 billion, respectively.

Commodity Exposures

        During fiscal 2010, the Company entered into commodity swaps for copper, which are not designated as hedging instruments for accounting purposes. These swaps did not have a material impact on the Company's financial position, results of operations or cash flows.

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

        The Company's exposure to credit risk associated with its derivative instruments is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. As of June 25, 2010, the Company was exposed to industry concentration with financial institutions as well as risk of loss if an individual counterparty or issuer failed to perform its obligations under contractual terms. The maximum amount of loss that the Company would incur as of June 25, 2010 without giving consideration to the effects of legally enforceable master netting agreements, was approximately $28 million.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following tables present the Company's assets and liabilities measured at fair value on a recurring basis as of June 25, 2010 and September 25, 2009 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the valuation.

	June 25, 2010
($ in millions)	Level 1	Level 2	Total
Assets
Available-for-Sale Securities:
Corporate debt securities	$—	$82	$82
U.S. Government debt securities	104	135	239
Other debt securities	—	8	8

Total	$104	$225	$329

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Financial Instruments (Continued)

	September 25, 2009
($ in millions)	Level 1	Level 2	Total
Assets
Available-for-Sale Securities:
Corporate debt securities	$—	$104	$104
U.S. Government debt securities	60	171	231
Other debt securities	—	5	5

Total	$60	$280	$340

        During the quarter and nine months ended June 25, 2010, the Company did not have any significant transfers within the fair value hierarchy.

Other

        The Company had $2.9 billion and $3.0 billion of intercompany loans designated as permanent in nature as of June 25, 2010 and September 25, 2009, respectively. For the quarters ended June 25, 2010 and June 26, 2009, the Company recorded $59 million and $230 million, respectively, of cumulative translation loss through accumulated other comprehensive income (loss) related to these loans. For the nine months ended June 25, 2010 and June 26, 2009, the Company recorded $174 million and $123 million, respectively, of cumulative translation loss through accumulated other comprehensive income (loss) related to these loans.

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

        The most significant outstanding legacy securities matter is Stumpf v. Tyco International Ltd., which is a class action lawsuit in which the plaintiffs alleged that Tyco, among others, violated the disclosure provisions of the federal securities laws. The matter arose from Tyco's July 2000 initial public offering of common stock of TyCom Ltd, and alleged that the TyCom registration statement and prospectus relating to the sale of common stock were inaccurate, misleading and failed to disclose facts necessary to make the registration statement and prospectus not misleading. The complaint further alleged the defendants violated securities laws by making materially false and misleading statements and omissions concerning, among other things, executive compensation, TyCom's business prospects and Tyco's and TyCom's finances. On May 6, 2010, the United States District Court for the District of New Jersey granted preliminary approval of settlement of the Stumpf matter. The proposed settlement is subject to final court approval at a hearing scheduled for August 25, 2010. Any settlement will be subject to the liability sharing provisions of the Separation and Distribution Agreement with Covidien and Tyco Electronics. The Company believes its remaining reserve related to legacy securities matters is sufficient to satisfy the resolution of this matter.

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

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 25, 2010, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $25 million to $86 million. As of June 25, 2010, Tyco concluded that the best estimate within this range is approximately $35 million, of which $18 million is included in accrued and other current liabilities and $17 million is included in other liabilities in the Company's Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payments of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos Matters

        The Company and certain of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. Of the lawsuits that have proceeded to trial since 2005, the Company has won or settled all but one case, with that one case returning an adverse jury verdict for approximately $7.7 million, which included both compensatory and punitive damages. The Company has appealed the verdict and believes that it will ultimately be overturned. As of June 25, 2010, there were approximately 3,500 lawsuits pending against the Company and its subsidiaries. Each lawsuit typically includes several claims, and the Company has determined that there were approximately 4,300 claims outstanding as of June 25, 2010, which amount reflects the Company's current estimate of the number of active claims made against it or its affiliates, and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants or are duplicative of other actions.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

        Annually, the Company performs an analysis to update its estimated asbestos-related assets and liabilities. The Company's estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is based on claim experience over the past five years and covers claims expected to be filed, including related defense costs, over the next seven years on an undiscounted basis. On a quarterly basis, the Company re-evaluates the assumptions used to perform the annual analysis and records an expense as necessary to reflect any changes in its estimated liability and related insurance asset for the seven year horizon at each balance sheet date. Due to a high degree of uncertainty regarding the pattern and length of time over which claims will be made and other factors, the Company has concluded that estimating the liability beyond the seven year period will not provide a reasonable estimate, as these uncertainties increase as the projection period lengthens. The Company's estimate of asbestos-related insurance recoveries represents estimated amounts due to the Company for previously paid and settled claims and the probable reimbursements relating to its estimated liability for pending and future claims. In determining the amount of insurance recoverable, the Company considers available insurance, allocation methodologies, solvency and creditworthiness of the insurers.

        The Company performed its annual analysis of asbestos-related liabilities and insurance assets during the third quarter of 2010. During the third quarter of 2010, the Company settled a higher than expected number of claims at above average amounts as compared to the estimates used during the Company's valuation performed during fiscal 2009. Based on the company's claim experience over the past 5 years, including the impact of the above mentioned increase in settlements and average settlement amounts during fiscal 2010, the Company increased its estimated net liability, which resulted in the Company recording a net charge of approximately $52 million during the quarter ended June 25, 2010. As of June 25, 2010, the Company's estimated net liability of $104 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $317 million, and separately as an asset for insurance recoveries of $213 million. Similarly, as of September 25, 2009, the Company's estimated net liability of $49 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $240 million, and separately as an asset for insurance recoveries of $191 million. The estimated insurance asset increased due to the responsiveness of pertinent insurance policies that cover a portion of the increased liability.

        The amounts recorded by the Company for asbestos-related liabilities and insurance-related assets are based on currently available information as well as estimates and assumptions. Key variables and assumptions include the number and type of new claims that are filed each year, the average cost of resolution of claims, the resolution of coverage issues with insurance carriers, amount of available insurance and the solvency risk with respect to the Company's insurance carriers. Furthermore, predictions with respect to these variables are subject to greater uncertainty in the later portion of the projection period. Other factors that may affect the Company's liability and cash payments for asbestos-related matters include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms of state or federal tort legislation and the applicability of insurance policies among subsidiaries. The Company believes that its asbestos-related reserves as of June 25, 2010 are appropriate. However, actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company's calculations vary significantly from actual results.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

Compliance Matters

        As previously reported in the Company's periodic filings, the Company has received and responded to various allegations and other information that certain improper payments were made by the Company's subsidiaries and agents in recent years. For example, two subsidiaries in the Company's Flow Control business in Italy have been charged, along with numerous other parties, in connection with the Milan public prosecutor's investigation into allegedly improper payments made to certain Italian entities, and the Company has reported to German authorities potentially improper conduct involving agents retained by the Company's EMEA water business. The Company has since resolved this matter with German authorities. The Company reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to these allegations and its internal investigations. In 2005, the Company informed the DOJ and the SEC that it retained outside counsel to perform a Company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), and that it would continue to investigate and make periodic progress reports to these agencies. The Company has and will continue to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by the Company in the course of its ongoing compliance activities. The baseline review, which has been completed, has revealed that some business practices may not comply with Tyco and FCPA requirements, and in February 2010, the Company initiated discussions with the DOJ and SEC aimed at resolving these matters. While these discussions are ongoing, the Company cannot predict their outcome and cannot estimate the range of potential loss or the form of penalty, that may result from an adverse resolution. It is possible that the Company may be required to pay material fines, consent to injunctions on future conduct, or suffer other criminal or civil penalties or adverse impacts, each of which may have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million. The quarterly withdrawal liability payments are $1.1 million, $13.2 million of which has been cumulatively paid through June 25, 2010. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

BHS Contingency

        On May 14, 2010, the Company acquired BHS, which is a business that was formerly owned by The Brink's Company. Under the Coal Industry Retiree Health Benefit Act of 1992, as amended (the "Coal Act"), The Brink's Company and its majority-owned subsidiaries at July 20, 1992 (including certain legal entities acquired in the BHS acquisition) are jointly and severally liable with certain of The Brink's Company's other current and former subsidiaries for health care coverage obligations provided for by the Coal Act. A Voluntary Employees' Beneficiary Associate trust has been established by The Brink's Company to pay for these liabilities, although the trust may have insufficient funds to satisfy all future obligations. At the time of its spin-off from The Brink's Company, BHS entered into an agreement in which The Brink's Company agreed to indemnify BHS for any and all liabilities and expenses related to The Brink's Company's former coal operations, including any health care coverage obligations. The Brink's Company has agreed that this indemnification survives the Company's acquisition of BHS. The Company has evaluated its potential liability under the Coal Act as a contingency in light of all known facts, including the funding of the Voluntary Employees' Beneficiary Association ("VEBA"), and indemnification provided by The Brink's Company. The Company has concluded that no accrual is necessary due to the existence of the indemnification and its belief that The Brink's Company and the VEBA will be able to satisfy all future obligations under the Coal Act.

Other Matters

        As previously reported, in 2002, the SEC's Division of Enforcement conducted an investigation related to past accounting practices for dealer connect fees that ADT had charged to its authorized

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

dealers upon purchasing customer accounts. The investigation related to accounting practices employed by the Company's former management, which were discontinued in 2003. Although the Company settled with the SEC in 2006, a number of former dealers and related parties have filed lawsuits against the Company, including a class action lawsuit filed in the District Court of Arapahoe County, Colorado, alleging breach of contract and other claims related to ADT's decision to terminate certain authorized dealers in 2002 and 2003. In February 2010, the Court granted a directed verdict in ADT's favor dismissing a number of the plaintiffs' key claims. The plaintiffs have appealed this verdict. While it is not possible at this time to predict the final outcome of these lawsuits, the Company does not believe these claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    Retirement Plans (Continued)

        The Company sponsors a number of pension plans. The following disclosures exclude the impact of plans which are immaterial individually and in the aggregate. The net periodic benefit cost for the Company's material U.S. and non-U.S. defined benefit pension plans is as follows ($ in millions):

	U.S. Plans
	For the Quarters Ended		For the Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Service cost	$3	$2	$7	$7
Interest cost	12	12	34	37
Expected return on plan assets	(12)	(12)	(36)	(37)
Amortization of prior service cost	—	1	1	1
Amortization of net actuarial loss	6	2	20	7

Net periodic benefit cost	$9	$5	$26	$15

	Non-U.S. Plans
	For the Quarters Ended		For the Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Service cost	$5	$9	$19	$26
Interest cost	19	20	56	61
Expected return on plan assets	(18)	(18)	(52)	(54)
Amortization of prior service cost	—	(1)	(1)	(2)
Amortization of net actuarial loss	6	5	20	14
Plan settlements and curtailments termination benefits	(22)	—	(22)	(1)

Net periodic benefit cost	$(10)	$15	$20	$44

        During the quarter ended June 25, 2010, the Company adopted plan amendments that froze pension plan benefits for certain of its defined benefit arrangements in the United Kingdom, which resulted in the Company recognizing a curtailment gain of approximately $22 million in selling, general and administrative expenses within the Consolidated Statement of Operations.

        The estimated net loss and prior service cost for U.S. pension benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the current fiscal year are expected to be $26 million and $1 million, respectively.

        The estimated net loss and prior service credit for non-U.S. pension benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the current fiscal year are expected to be $27 million and $2 million, respectively.

        The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates and to make discretionary voluntary contributions from time-to-time. The Company anticipates that it will contribute at least the minimum required to its pension plans in fiscal year 2010 of $4 million for U.S. plans and $76 million for non-U.S. plans.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    Retirement Plans (Continued)

During the nine months ended June 25, 2010 the Company contributed $3 million to its U.S. pension plans and $60 million to its non-U.S. pension plans, respectively.

        Postretirement Benefit Plans—Net periodic postretirement benefit cost was insignificant for both periods.

12.    Shareholders' Equity

Dividends

        Pursuant to Swiss law, dividend payments made prior to January 1, 2011 are subject to Swiss withholding taxes unless made in the form of a return of capital from the Company's registered share capital. As a result, the Company intends to first pay dividends in the form of a reduction of registered share capital until at least January 1, 2011. After January 1, 2011, the Company expects to make dividend payments in the form of a reduction in contributed surplus, which are also expected to be made free of Swiss withholding taxes.

        On March 10, 2010, the Company's shareholders approved an annual dividend on the Company's common shares of CHF 0.90 per share, which will be paid in the form of a return on capital in four installments of CHF 0.22, CHF 0.22, CHF 0.23 and CHF 0.23. The first installment of CHF 0.22 was paid on May 26, 2010 to shareholders of record on May 14, 2010. While certain administrative steps need to occur to effectuate the dividend payment, approval of the dividend by the shareholders establishes the dividend under Swiss law. As a result, the Company recorded an accrued dividend of CHF 428 million as of March 10, 2010, which approximated $399 million based on the exchange rate in effect on that date. The accrued dividend was recorded in accrued and other current liabilities in the Company's Consolidated Balance Sheet as of March 26, 2010. On the Company's Consolidated Balance Sheet, this amount was recorded as a reduction of common shares, which reduces the par value of the Company's common shares from CHF 7.60 to CHF 6.70. The installments will be paid in U.S. dollars converted from Swiss Francs at the USD/CHF exchange rate in effect shortly before the payment dates.

        On May 14, 2010, the Company acquired all of the outstanding equity of BHS. BHS shareholders who received Tyco common stock as consideration in the merger were included in the first installment of dividend payments that were paid on May 26, 2010. As a result, the Company recorded an accrued dividend of CHF 32 million as of May 14, 2010, which is approximately $28 million based on the exchange rate in effect on that date.

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

Common Stock

        As of June 25, 2010, the Company's share capital amounted to CHF 3,796,649,494.38, or 514,451,151 registered common shares with a par value of CHF 7.38 per share. Until March 12, 2011, the Board of Directors may increase the Company's share capital by a maximum amount of CHF 1,509,147,270 by issuing a maximum of 204,491,500 shares. In addition, until March 12, 2011, (i) the share capital of the Company may be increased by an amount not exceeding CHF 353,719,784 through the issue of a maximum of 47,929,510 shares through the exercise of conversion and/or option or warrant rights granted in connection with bonds, notes or similar instruments including convertible debt instruments and (ii) the share capital of the Company may be increased by an amount not exceeding CHF 353,719,784 through the issue of a maximum of 47,929,510 shares to employees and other persons providing services to the Company. Although the Company states its par value in Swiss francs it continues to use the U.S. dollar as its reporting currency for preparing its Consolidated Financial Statements.

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

Share Repurchase Program

        On July 10, 2008, Tyco's Board of Directors approved a $1.0 billion share repurchase program. During the third quarter of 2010, the Company repurchased approximately 7.5 million shares for $276 million under this program. As of June 25, 2010, the 2008 share repurchase program had approximately $624 million of authorized capacity remaining available.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.    Share Plans

        On May 14, 2010, Tyco acquired BHS. In connection with the acquisition, the Company agreed to replace outstanding BHS share-based payment awards with approximately 2 million Tyco share-based payment awards. See Note 4. The Tyco share-based payment awards were issued from shares available under the Tyco International Ltd. 2004 Stock and Incentive Plan (the "2004 Plan"). As of June 25, 2010, there were approximately 21 million shares available for future grants under the 2004 Plan.

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

14.    Consolidated Segment Data

        The Company, from time to time, may realign businesses and management responsibility within its operating segments based on considerations such as opportunity for market or operating synergies and/or to more fully leverage existing capabilities and enhance development for future products and services. During the first quarter of fiscal 2010, the manufacturing operations which support the ADT retail business, historically included in the Safety Products segment, were transferred to the ADT Worldwide segment. In addition, certain smaller businesses were transferred between segments; from the Company's Safety Products segment to the Company's Fire Protection Services segment in Asia Pacific; from the Company's Fire Protection Services segment to the Company's ADT Worldwide segment in EMEA and Latin America. Further, certain overhead costs were transferred from Corporate and Other to the Company's ADT Worldwide segment. During the third quarter of fiscal 2010 the Company reclassified certain businesses which have satisfied the criteria to be presented as discontinued operations to income from discontinued operations in the Consolidated Statement of Operations and assets and liabilities held for sale within the Consolidated Balance Sheets. See Note 2. As a result of the realignment of these business activities and the reclassification of businesses, the

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14.    Consolidated Segment Data (Continued)

revenue and operating income for the quarter and nine months ending June 26, 2009 have been recast to reflect the above. Selected information by segment is presented in the following tables ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Net revenue(1):
ADT Worldwide	$1,824	$1,741	$5,426	$5,257
Flow Control	849	866	2,505	2,584
Fire Protection Services	822	855	2,462	2,507
Electrical and Metal Products	390	320	1,023	1,066
Safety Products	389	370	1,107	1,146

Net revenue	$4,274	$4,152	$12,523	$12,560

(1)
Revenue by operating segment excludes intercompany transactions.

	For the Quarters Ended		For the Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Operating income (loss):
ADT Worldwide	$222	$220	$786	$(420)
Flow Control	113	115	306	376
Fire Protection Services	80	69	206	4
Electrical and Metal Products	40	(16)	87	(950)
Safety Products	63	43	164	(414)
Corporate and Other	(143)	(97)	(344)	(411)

Operating income (loss)	$375	$334	$1,205	$(1,815)

15.    Inventory

        Inventories consisted of the following ($ in millions):

	June 25, 2010	September 25, 2009
Purchased materials and manufactured parts	$524	$482
Work in process	184	194
Finished goods	709	694

Inventories	$1,417	$1,370

        Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16.    Property, Plant and Equipment

        Property, plant and equipment consisted of the following ($ in millions):

	June 25, 2010	September 25, 2009
Land	$144	$144
Buildings	773	745
Subscriber systems	6,063	5,309
Machinery and equipment	2,360	2,324
Property under capital leases(1)	62	62
Construction in progress	173	164
Accumulated depreciation(2)	(5,485)	(5,311)

Property, Plant and Equipment, net	$4,090	$3,437

(1)
Property under capital leases consists primarily of buildings.

(2)
Accumulated amortization of capital lease assets was $33 million and $28 million as of June 25, 2010 and September 25, 2009, respectively.

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

        There are certain guarantees or indemnifications extended among Tyco, Covidien and Tyco Electronics in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. At the time of the Separation, Tyco recorded a liability necessary to recognize the fair value of such guarantees and indemnifications. In the absence of observable transactions for identical or similar guarantees, the Company determined the fair value of these guarantees and indemnifications utilizing expected present value measurement techniques. Significant assumptions utilized to determine fair value included determining a range of potential outcomes, assigning a probability weighting to each potential outcome and estimating the anticipated timing of resolution. The probability weighted outcomes were discounted using the Company's incremental borrowing rate. As of June 25, 2010 and September 25, 2009, the Company maintained a liability of $554 million, which reflected the fair value of the guarantees and indemnification under the Tax Sharing Agreement and was recorded in other liabilities on the Company's Consolidated Balance Sheets. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. See Note 5.

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

the Separation date, Tyco assumed primary liability on any remaining such support. The Company's obligations were $4 million, which were included in other liabilities on the Company's Consolidated Balance Sheets as of June 25, 2010 and September 25, 2009, respectively, with an offset to shareholders' equity on the Separation date.

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

        The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 10.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

        The Company records estimated product warranty costs at the time of sale. The changes in the carrying amount of the Company's warranty accrual from September 25, 2009 to June 25, 2010 were as follows ($ in millions):

Balance as of September 25, 2009	$79
Warranties issued	21
Changes in estimates	(9)
Settlements	(32)
Currency translation	(4)

Balance as of June 25, 2010	$55

        Warranty accruals for businesses that have met the held for sale criteria are included in liabilities held for sale on the Consolidated Balance Sheets and excluded from the table above. See Note 2.

        In 2001, a division of Safety Products initiated a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain O-ring seal sprinkler heads which were originally manufactured by Central Sprinkler prior to Tyco's acquisition. Under this program, the sprinkler heads are being replaced free of charge to property owners. On May 1, 2007, the Consumer Product Safety Commission and the Company announced an August 31, 2007 deadline for filing claims to participate in the VRP. The Company will fulfill all valid claims for replacement of qualifying sprinklers received up to August 31, 2007. Settlements during the quarter and nine months ended June 25, 2010 include cash expenditures of $1 million and $8 million respectively, related to the VRP. The Company believes the remaining recorded liability is sufficient to cover the cost required to complete the VRP as of June 25, 2010, which is not material.

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended June 25, 2010

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$4,274	$—	$4,274
Cost of product sales and services	—	—	2,693	—	2,693
Selling, general and administrative expenses	2	3	1,158	—	1,163
Restructuring, asset impairment and divestiture charges, net	—	—	43	—	43

Operating (loss) income	(2)	(3)	380	—	375
Interest income	—	—	7	—	7
Interest expense	—	(70)	(1)	—	(71)
Other (expense) income, net	—	(87)	2	—	(85)
Equity in net income of subsidiaries	595	301	—	(896)	—
Intercompany interest and fees	(343)	86	257	—	—

Income from continuing operations before income taxes	250	227	645	(896)	226
Income tax benefit	—	22	4	—	26

Income from continuing operations	250	249	649	(896)	252
Income from discontinued operations, net of income taxes	4	4	4	(8)	4

Net income	254	253	653	(904)	256
Less: noncontrolling interest in subsidiaries net income	—	—	2	—	2

Net income attributable to Tyco common shareholders	$254	$253	$651	$(904)	$254

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended June 26, 2009

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$4,152	$—	$4,152
Cost of product sales and services	—	—	2,677	—	2,677
Selling, general and administrative expenses	8	(1)	1,103	—	1,110
Restructuring, asset impairment and divestiture charges, net	—	—	31	—	31

Operating (loss) income	(8)	1	341	—	334
Interest income	—	—	9	—	9
Interest expense	—	(73)	(1)	—	(74)
Other income (expense), net	1	—	(1)	—	—
Equity in net income of subsidiaries	592	283	—	(875)	—
Intercompany interest and fees	(341)	33	308	—	—

Income from continuing operations before income taxes	244	244	656	(875)	269
Income tax benefit (expense)	—	15	(39)	—	(24)

Income from continuing operations	244	259	617	(875)	245
Income from discontinued operations, net of income taxes	43	42	43	(85)	43

Net income	287	301	660	(960)	288
Less: noncontrolling interest in subsidiaries net income	—	—	1	—	1

Net income attributable to Tyco common shareholders	$287	$301	$659	$(960)	$287

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended June 25, 2010

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$12,523	$—	$12,523
Cost of product sales and services	—	—	7,912	—	7,912
Selling, general and administrative expenses	11	6	3,363	—	3,380
Restructuring, asset impairment and divestiture charges, net	—	—	26	—	26

Operating (loss) income	(11)	(6)	1,222	—	1,205
Interest income	—	—	24	—	24
Interest expense	—	(217)	(4)	—	(221)
Other income (expense), net	12	(87)	2	—	(73)
Equity in net income of subsidiaries	1,874	873	—	(2,747)	—
Intercompany interest and fees	(1,023)	256	767	—	—

Income from continuing operations before income taxes	852	819	2,011	(2,747)	935
Income tax benefit (expense)	—	18	(96)	—	(78)

Income from continuing operations	852	837	1,915	(2,747)	857
Income from discontinued operations, net of income taxes	14	14	14	(28)	14

Net income	866	851	1,929	(2,775)	871
Less: noncontrolling interest in subsidiaries net income	—	—	5	—	5

Net income attributable to Tyco common shareholders	$866	$851	$1,924	$(2,775)	$866

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended June 26, 2009

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$12,560	$—	$12,560
Cost of product sales and services	—	—	8,129	—	8,129
Selling, general and administrative expenses	144	4	3,274	—	3,422
Goodwill and intangible asset impairments	—	—	2,705	—	2,705
Restructuring, asset impairment and divestiture charges, net	2	—	117	—	119

Operating loss	(146)	(4)	(1,665)	—	(1,815)
Interest income	—	1	31	—	32
Interest expense	—	(219)	(6)	—	(225)
Other income, net	6	2	3	—	11
Equity in net loss of subsidiaries	(856)	(1,750)	—	2,606	—
Intercompany interest and fees	(1,050)	102	948	—	—

Loss from continuing operations before income taxes	(2,046)	(1,868)	(689)	2,606	(1,997)
Income tax benefit (expense)	—	49	(96)	—	(47)

Loss from continuing operations	(2,046)	(1,819)	(785)	2,606	(2,044)
Income from discontinued operations, net of income taxes	43	37	43	(80)	43

Net loss	(2,003)	(1,782)	(742)	2,526	(2,001)
Less: noncontrolling interest in subsidiaries net income	—	—	2	—	2

Net loss attributable to Tyco common shareholders	$(2,003)	$(1,782)	$(744)	$2,526	$(2,003)

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 25, 2010

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$15	$1	$1,807	$—	$1,823
Accounts receivable, net	—	—	2,416	—	2,416
Inventories	—	—	1,417	—	1,417
Intercompany receivables	1,085	74	15,061	(16,220)	—
Prepaid expenses and other current assets	97	1	851	—	949
Deferred income taxes	—	—	414	—	414
Assets held for sale	213	213	310	(426)	310

Total current assets	1,410	289	22,276	(16,646)	7,329
Property, plant and equipment, net	—	—	4,090	—	4,090
Goodwill	—	—	9,388	—	9,388
Intangible assets, net	—	—	3,417	—	3,417
Investment in subsidiaries	44,789	15,958	—	(60,747)	—
Intercompany loans receivable	591	11,299	20,386	(32,276)	—
Other assets	114	297	2,273	—	2,684

Total Assets	$46,904	$27,843	$61,830	$(109,669)	$26,908

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$517	$18	$—	$535
Accounts payable	14	—	1,199	—	1,213
Accrued and other current liabilities	422	66	1,982	—	2,470
Deferred revenue	—	—	644	—	644
Intercompany payables	10,487	4,589	1,144	(16,220)	—
Liabilities held for sale	—	—	97	—	97

Total current liabilities	10,923	5,172	5,084	(16,220)	4,959
Long-term debt	—	3,574	59	—	3,633
Intercompany loans payable	21,290	1,912	9,074	(32,276)	—
Deferred revenue	—	—	1,101	—	1,101
Other liabilities	566	—	2,508	—	3,074

Total Liabilities	32,779	10,658	17,826	(48,496)	12,767

Tyco Shareholders' Equity:
Preference shares	—	—	2,500	(2,500)	—
Common shares	2,940	—	—	—	2,940
Common shares held in treasury	(250)	—	(143)	—	(393)
Other shareholders' equity	11,435	17,185	41,631	(58,673)	11,578

Total Tyco Shareholders' Equity	14,125	17,185	43,988	(61,173)	14,125
Noncontrolling interest	—	—	16	—	16

Total Equity	14,125	17,185	44,004	(61,173)	14,141

Total Liabilities and Equity	$46,904	$27,843	$61,830	$(109,669)	$26,908

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 25, 2009

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$2,354	$—	$2,354
Accounts receivable, net	—	—	2,544	—	2,544
Inventories	—	—	1,370	—	1,370
Intercompany receivables	1,069	29	14,646	(15,744)	—
Prepaid expenses and other current assets	114	—	849	—	963
Deferred income taxes	—	—	405	—	405
Assets held for sale	127	127	404	(254)	404

Total current assets	1,310	156	22,572	(15,998)	8,040
Property, plant and equipment, net	—	—	3,437	—	3,437
Goodwill	—	—	8,791	—	8,791
Intangible assets, net	—	—	2,643	—	2,643
Investment in subsidiaries	43,358	15,939	—	(59,297)	—
Intercompany loans receivable	—	9,765	18,695	(28,460)	—
Other assets	96	303	2,243	—	2,642

Total Assets	$44,764	$26,163	$58,381	$(103,755)	$25,553

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$200	$45	$—	$245
Accounts payable	—	—	1,198	—	1,198
Accrued and other current liabilities	338	54	2,046	—	2,438
Deferred revenue	—	—	588	—	588
Intercompany payables	9,476	5,177	1,091	(15,744)	—
Liabilities held for sale	—	—	277	—	277

Total current liabilities	9,814	5,431	5,245	(15,744)	4,746
Long-term debt	—	3,951	78	—	4,029
Intercompany loans payable	21,450	80	6,930	(28,460)	—
Deferred revenue	—	—	1,133	—	1,133
Other liabilities	559	—	2,132	—	2,691

Total Liabilities	31,823	9,462	15,518	(44,204)	12,599

Tyco Shareholders' Equity:
Preference shares	—	—	2,500	(2,500)	—
Common shares	3,122	—	—	—	3,122
Common shares held in treasury	—	—	(214)	—	(214)
Other shareholders' equity	9,819	16,701	40,564	(57,051)	10,033

Total Tyco Shareholders' Equity	12,941	16,701	42,850	(59,551)	12,941
Noncontrolling interest	—	—	13	—	13

Total Equity	12,941	16,701	42,863	(59,551)	12,954

Total Liabilities and Equity	$44,764	$26,163	$58,381	$(103,755)	$25,553

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended June 25, 2010

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(54)	$(670)	$2,391	$—	$1,667
Net cash provided by discontinued operating activities	—	—	12	—	12
Cash Flows From Investing Activities:
Capital expenditures	—	—	(512)	—	(512)
Proceeds from disposal of assets	—	—	26	—	26
Acquisition of businesses, net of cash acquired	—	—	(600)	—	(600)
Accounts purchased by ADT	—	—	(400)	—	(400)
Divestiture of businesses, net of cash retained	—	—	26	—	26
Net decrease in intercompany loans	—	378	—	(378)	—
Decrease (increase) in investment in subsidiaries	913	457	(1,500)	130	—
Other	—	—	16	—	16

Net cash provided by (used in) in investing activities	913	835	(2,944)	(248)	(1,444)
Net cash used in discontinued investing activities	—	—	(7)	—	(7)
Cash Flows From Financing Activities:
Net repayments of debt	—	(158)	(45)	—	(203)
Proceeds from exercise of share options	—	—	33	—	33
Dividends paid	(311)	—	—	—	(311)
Repurchase of common shares by treasury	(250)	—	(26)	—	(276)
Net intercompany loan repayments	(301)	—	(77)	378	—
Increase in equity from parent	—	—	130	(130)	—
Transfer from discontinued operations	—	—	5	—	5
Other	18	(6)	(1)	—	11

Net cash (used in) provided by financing activities	(844)	(164)	19	248	(741)
Net cash used in discontinued financing activities	—	—	(5)	—	(5)
Effect of currency translation on cash	—	—	(13)	—	(13)

Net increase (decrease) in cash and cash equivalents	15	1	(547)	—	(531)
Cash and cash equivalents at beginning of period	—	—	2,354	—	2,354

Cash and cash equivalents at end of period	$15	$1	$1,807	$—	$1,823

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended June 26, 2009

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(61)	$(334)	$1,818	$—	$1,423
Net cash provided by discontinued operating activities	—	—	12	—	12
Cash Flows From Investing Activities:
Capital expenditures	—	—	(494)	—	(494)
Proceeds from disposal of assets	—	—	5	—	5
Acquisition of businesses, net of cash acquired	—	—	(47)	—	(47)
Accounts purchased by ADT	—	—	(361)	—	(361)
Divestiture of businesses, net of cash retained	—	—	11	—	11
Net increase in intercompany loans	—	(1,044)	—	1,044	—
(Increase) decrease in investment in subsidiaries	(18)	1,352	—	(1,334)	—
Other	—	—	31	—	31

Net cash (used in) provided by investing activities	(18)	308	(855)	(290)	(855)
Net cash provided by discontinued investing activities	—	—	35	—	35
Cash Flows From Financing Activities:
Net borrowings (repayments) of debt	—	28	(45)	—	(17)
Proceeds from exercise of share options	—	—	1	—	1
Dividends paid	(287)	—	—	—	(287)
Repurchase of common shares by subsidiary	—	—	(3)	—	(3)
Net intercompany loan borrowings	365	—	679	(1,044)	—
Decrease in equity from parent	—	—	(1,334)	1,334	—
Transfer from discontinued operations	—	—	47	—	47
Other	—	(3)	4	—	1

Net cash provided by (used in) financing activities	78	25	(651)	290	(258)
Net cash used in discontinued financing activities	—	—	(47)	—	(47)
Effect of currency translation on cash	—	—	(50)	—	(50)

Net (decrease) increase in cash and cash equivalents	(1)	(1)	262	—	260
Cash and cash equivalents at beginning of period	1	1	1,517	—	1,519

Cash and cash equivalents at end of period	$—	$—	$1,779	$—	$1,779

19.    Subsequent Events

        On July 29, 2010, the Company entered into a definitive agreement to sell its European water business. The Company has not obtained all of the necessary regulatory approvals to transfer the legal ownership, which are expected to be received during the fourth quarter of fiscal 2010.

        Since June 25, 2010, the Company repurchased approximately 8.2 million common shares for $299 million under the $1.0 billion share repurchase program approved by the Board of Directors in July 2008.

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

        On May 14, 2010, we acquired all of the outstanding equity of Brink's Home Security Holdings, Inc. ("BHS" or "Broadview Security") in a cash-and-stock transaction valued at approximately $2.0 billion, with $585 million in cash being used to fund the acquisition. Broadview Security is being integrated into the Company's ADT Worldwide segment. Broadview Security's core business is to provide security alarm monitoring services for residential and commercial properties in North America. It has a large residential recurring customer base, which is expected to expand ADT's presence in the North American residential security business. Broadview Security is also a leader in technologies and services which are expected to enhance ADT Worldwide's service offerings to its customers. In connection with the integration of Broadview Security into the ADT Worldwide segment, the Broadview Security brand will be discontinued, and we expect to realize cost savings and other synergies through operational efficiencies including consolidation of both marketing and general and administrative functions.

        During the quarter and nine months ended June 25, 2010, Broadview Security had an immaterial impact on our results of operations, as it contributed approximately $54 million to consolidated net revenue and a loss from continuing operations of $26 million. The Company has incurred approximately $14 million and $17 million of costs directly related to the acquisition during the quarter and nine months ended June 25, 2010. In addition, the Company recorded $10 million and $11 million of integration costs during the quarter and nine months ended June 25, 2010, respectively. Both acquisition and integration costs have been recorded within selling, general and administrative expenses in the Company's Consolidated Statement of Operations for the quarter and nine months ended June 25, 2010. The Company's ADT Worldwide segment recorded $24 million and $25 million of acquisition and integration costs for the quarter and nine months ended June 25, 2010, respectively. The Company's Corporate and Other segment recorded nil and $3 million of acquisition costs for the quarter and nine months ended June 25, 2010, respectively. In addition, the Company's ADT Worldwide segment recorded $13 million of restructuring expenses, which have been recorded within restructuring, asset impairments and divestiture charges, net in the Company's Consolidated Statement of Operations for the quarter and nine months ended June 25, 2010.

        Also, on April 27, 2010, we announced our intention to pursue a tax-free spin-off of our Electrical and Metal Products business. The transaction is subject to a number of uncertainties and conditions, but is expected to be completed in the first half of fiscal 2011, at which time the business would be an independent, publicly traded U.S. company. Pending completion of the spin-off, the Electrical and Metal Products business is presented in continuing operations.

        References to the segment data are to the Company's continuing operations. Certain prior period amounts have been reclassified to conform with the current period presentation. Specifically, the Company has reclassified certain businesses which have satisfied the criteria to be presented as discontinued operations to income from discontinued operations in the Consolidated Statements of Operations and assets and liabilities held for sale within the Consolidated Balance Sheets. See Note 2 to the Consolidated Financial Statements. Additionally, the Company has realigned certain business operations during the first quarter of fiscal 2010 resulting in prior period segment amounts being recast. See Note 14 to the Consolidated Financial Statements.

Overview

        Net revenue increased $122 million, or 2.9%, for the quarter ended June 25, 2010 as compared to the quarter ended June 26, 2009. The increase in revenue for the quarter ended June 25, 2010 was primarily driven by recurring revenue growth in our ADT Worldwide segment. Higher selling prices for steel and armored cable products in our Electrical and Metal Products also contributed to the increase in net revenue. Changes in foreign currency exchange rates of $102 million favorably impacted net revenue as the U.S. dollar weakened against most major currencies. Nearly 50% of our net revenue is generated outside the United States. The increase in net revenue was partially offset by reduced volume, primarily in the valves business within our Flow Control segment. Furthermore, continued weakness in commercial markets negatively impacted our ADT Worldwide and Fire Protection Services segments, which declined at a slower rate than the same period in the prior year. Service revenue, which is principally derived from our ADT Worldwide and Fire Protection Services businesses, remained relatively flat as a percentage of our overall revenue at 41% for the quarter ended June 25, 2010.

        Net revenue for the nine months ended June 25, 2010 decreased $37 million, or 0.3%, as compared to the nine months ended June 26, 2009. The net revenue decrease primarily related to weakness in the commercial end market in our ADT Worldwide, Fire Protection and Safety Products

segments and reduced volume in the valves business within our Flow Control segment. Although net revenue decreased, service revenue grew as a percentage of our overall revenue to 41% for the nine months ended June 25, 2010 as compared to the same period in the prior year. Partially offsetting the net revenue decreases were favorable changes in foreign currency exchange rates of $627 million for the nine months ended June 25, 2010 as the U.S. dollar weakened against most major currencies.

        Operating income for the quarter and nine months ended June 25, 2010 was $375 million and $1.2 billion, respectively, compared to an operating income of $334 million and an operating loss of $1.8 billion for the quarter and nine months ended June 26, 2009, respectively. Operating income in 2009 was negatively affected by goodwill and intangible asset impairment charges of approximately $2.7 billion as well as legacy legal settlement charges of approximately $109 million for the nine months ended June 26, 2009. Operating income in 2010 was favorably impacted by efficiencies gained from cost containment actions taken in fiscal 2010 and 2009 and restructuring actions taken in prior years. Restructuring and asset impairment charges increased to $41 million for the quarter ended June 25, 2010 compared to $32 million during the quarter ended June 26, 2009. Restructuring and asset impairment charges decreased to $70 million during the nine months ended June 25, 2010 from $141 million during the nine months ended June 26, 2009. Operating income for the quarter and nine months ended June 25, 2010 was unfavorably impacted by a net loss on divestitures of $1 million and favorably impacted by net gains on divestitures of $43 million, respectively, as compared to losses on divestitures of $3 million and $5 million for the quarter and nine months ended June 26, 2009, respectively. We also incurred acquisition and integration charges of $24 million and $28 million for the quarter and nine months ended June 25, 2010, respectively, related to our acquisition of Broadview Security on May 14, 2010. Changes in foreign currency exchange rates favorably impacted operating income by $8 million and $78 million for the quarter and nine months ended June 25, 2010, respectively.

        As of June 25, 2010, our cash balance was $1.8 billion, as compared to $2.4 billion as of September 25, 2009. We generated approximately $1.7 billion of cash from operating activities, which was more than offset by: $600 million of cash used for acquisitions net of cash acquired, primarily related to our acquisition of Broadview Security described above; accounts purchased by ADT and capital expenditures of $912 million; $276 million to repurchase our common shares under our existing $1.0 billion share repurchase program approved by our board of directors on July 10, 2008; and the net debt repayment of $203 million. We expect to continue to use our cash to fund internal growth opportunities, improve productivity across all of our businesses, make acquisitions that strategically fit within our ADT Worldwide, Fire Protection Services and Flow Control businesses and return capital to shareholders.

        In 2010, we also expect to continue our portfolio refinement efforts by exiting areas that have not provided, and are not expected to provide, an adequate return on investment and take advantage of restructuring opportunities that are expected to provide future cost savings. During the quarter and nine months ended June 25, 2010, we incurred approximately $41 million and $70 million of restructuring and asset impairment charges, respectively. We expect to incur total restructuring and restructuring related charges of approximately $100 million in fiscal 2010.

        We continue to assess the strategic fit of our various businesses and are considering additional divestitures where businesses do not align with our long term vision. We will explore a number of strategic alternatives for under-performing or non-strategic businesses, including divestiture. As part of our portfolio refinement efforts, we sold our french security business, which was part of our ADT Worldwide segment, resulting in a pre-tax gain of $53 million for the quarter ended March 26, 2010. The gain and results of operations of the french security business were presented in continuing operations as the criteria for discontinued operations had not been met. Additionally, during the quarter ended June 25, 2010, our board of directors approved a plan to sell our water business in Europe, which is part of our Flow Control segment. The business met the held for sale and discontinued operations criteria and has been included in discontinued operations for all periods presented. We expect to complete the sale during the fourth quarter of 2010.

Goodwill and Intangible Asset Impairments

        Annually, in the fiscal fourth quarter, and more frequently if triggering events occur, the Company tests goodwill and indefinite-lived intangible assets for impairment by comparing the fair value of each reporting unit or indefinite-lived intangible assets with its carrying amount.

        As discussed above, the operating loss for the nine months ended June 26, 2009 included an aggregate pre-tax goodwill and intangible asset impairment charge of approximately $2.7 billion. During the first half of 2009, we experienced a decline in revenue in our ADT Worldwide, Fire Protection Services and Safety Products segments as a result of a slowdown in the commercial markets, including the retailer end market as well as a decline in sales volume primarily due to the downturn in the non-residential construction market at our Electrical and Metal Products segment. We determined that these events and changes in circumstances, along with downward revisions to forecasted results, restructuring actions and weaker industry outlooks, constituted triggering events for the following six reporting units: EMEA Security and EMEA Fire reporting units within the ADT Worldwide and Fire Protection Services segments, respectively, Electrical and Metal Products reporting unit within the Electrical and Metal Products segment and Access Control and Video Systems ("ACVS"), Life Safety and Sensormatic Retail Solutions ("SRS") reporting units within the Safety Products segment. Furthermore, we determined that certain indefinite-lived intangible assets required impairment testing based on the events and changes in circumstances described as well as the continued deterioration of the business environment related to the retailer end market of our ADT Worldwide and Safety Products segments. As a result of the triggering events, we performed long-lived asset, goodwill and intangible asset impairment tests for these reporting units and certain of our trade names and franchise rights.

        Fair value of each reporting unit was determined utilizing a discounted cash flow analysis based on our forecast cash flows and revenue and operating income growth rates discounted using an estimated weighted-average cost of capital for market participants. In determining fair value, management relied on and considered a number of factors, including operating results, business plans, economic projections including expectations and assumptions regarding the timing and degree of any economic recovery, anticipated cash flow forecasts, comparable market transactions (to the extent available), other market data, and our overall market capitalization. Our estimated future cash flows (including estimated underlying revenue and operating income growth rates) and weighted-average cost of capital were the primary assumptions resulting in the carrying values of certain reporting units to exceed their respective fair values. Based on the factors described above, actual and anticipated reductions in demand for the reporting unit's products and services as well as increased risk due to economic uncertainty, the estimates of future cash flows used in the second quarter of 2009 discounted cash flow analyses were revised downward from the most recent test conducted during the fiscal fourth quarter of 2008. Furthermore, the range of the weighted-average cost of capital utilized was increased to reflect increased risk due to current economic volatility and uncertainties related to demand for our products and services. The results of the goodwill impairment tests indicated that the implied goodwill amount was less than the carrying amount of goodwill for each of the aforementioned reporting units. We recorded an aggregate non-cash impairment charge of $2.6 billion ($2.6 billion after-tax) during the second quarter of 2009. The non-cash impairment charge was recorded in goodwill and intangible asset impairments in the Consolidated Statements of Operations for the quarter ended March 27, 2009.

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

Operating Results

	For the Quarters Ended		For the Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Revenue from product sales	$2,532	$2,454	$7,366	$7,576
Service revenue	1,742	1,698	5,157	4,984

Net revenue	$4,274	$4,152	$12,523	$12,560

Operating income (loss)	$375	$334	$1,205	$(1,815)
Interest income	7	9	24	32
Interest expense	(71)	(74)	(221)	(225)
Other (expense) income, net	(85)	—	(73)	11

Income (loss) from continuing operations before income taxes	226	269	935	(1,997)
Income tax benefit (expense)	26	(24)	(78)	(47)

Income (loss) from continuing operations	252	245	857	(2,044)
Income from discontinued operations, net of income taxes	4	43	14	43

Net income (loss)	$256	$288	$871	$(2,001)
Less: Noncontrolling interest in subsidiaries net income	2	1	5	2

Net income (loss) attributable to Tyco common shareholders	$254	$287	$866	$(2,003)

Quarter Ended June 25, 2010 Compared to Quarter Ended June 26, 2009

  ADT Worldwide

        Net revenue, operating income and operating margin for ADT Worldwide were as follows ($ in millions):

	For the Quarters Ended
	June 25, 2010	June 26, 2009	% Change
Revenue from product sales	$585	$533	9.8%	(1)
Service revenue	1,239	1,208	2.6%	(1)

Net revenue	$1,824	$1,741	4.8%

Operating income	$222	$220	0.9%
Operating margin	12.2%	12.6%

(1)
As discussed in Note 1 to the Consolidated Financial Statements, revenue related to the sale of electronic tags and labels has been classified as revenue from product sales during the quarter ended June 25, 2010. During the quarter ended June 26, 2009, the sale of the electronic tags and labels was misclassified as service revenue. The service revenue and revenue from product sales during the quarter ended June 26, 2009 have not been changed for this misclassification, as the effect is not material. The impact of the misclassification in the first, second, third and fourth quarters of fiscal 2009 would have been to decrease service revenue by $77 million, $65 million, $73 million and $71 million, respectively, with corresponding increases to revenue from product sales.

        Revenue from product sales includes sales and installation of electronic security and other life safety systems as well as products related to retailer anti-theft systems. Service revenue is comprised of electronic security services and maintenance, including the monitoring of burglar alarms, fire alarms and other life safety systems as well as other security services.

        Net revenue by geographic area for ADT Worldwide was as follows ($ in millions):

	For the Quarters Ended
	June 25, 2010	June 26, 2009	% Change
North America	$1,123	$1,035	8.5%
Europe, Middle East and Africa ("EMEA")	397	459	(13.5)%
Rest of World	304	247	23.1%

	$1,824	$1,741	4.8%

        Net revenue for ADT Worldwide increased $83 million, or 4.8%, during the quarter ended June 25, 2010, as compared to the quarter ended June 26, 2009. The increase in net revenue was primarily the result of growth in recurring revenue and the favorable impact of changes in foreign currency exchange rates of $32 million. Net revenue was favorably impacted by the net impact of acquisitions and divestitures of $4 million, or 0.2%, which was primarily the result of $54 million in net revenue contributed by the BHS acquisition partially offset by $46 million of divested revenue relating to our french security business. Approximately 58% and 56% of ADT Worldwide's total net revenue for the quarters ended June 25, 2010 and June 26, 2009, respectively, represents revenue associated with monitoring and maintenance services under contractual arrangements, which is considered recurring revenue. Recurring revenue increased by $97 million, or 10.0%, to approximately $1.1 billion as a result of growth in customer accounts of approximately 1.5 million, or 20.6%, to a total of

8.9 million accounts as of June 25, 2010. Approximately 1.4 million customer accounts were acquired as of May 14, 2010, due to the closing of the Broadview acquisition and approximately 122,000 customer accounts were acquired through the ADT dealer program during the quarter ended June 25, 2010. Changes in foreign currency exchange rates and the net impact of acquisitions and divestitures favorably impacted recurring revenue by $21 million, or 2.2% and $34 million, or 3.5%, for the quarters ended June 25, 2010 and June 26, 2009, respectively. Systems installation, product sales and other service revenue decreased by $14 million, or 1.8%, to $758 million due to the continued weakness in the commercial market, which declined at a slower rate than the same period in the prior year, partially offset by improvement in the retailer end market across all regions. Changes in foreign currency exchange rates favorably impacted systems installation, product sales and other service revenue by $11 million, or 1.4%, while the net impact of acquisitions and divestitures resulted in an unfavorable impact of $30 million or 3.9%.

        Geographically, North America net revenue increased $88 million, or 8.5%, due to an increase in recurring revenue and the favorable impact of changes in foreign currency exchange rates of $13 million, or 1.3%. Partially offsetting these increases was a decline in systems installation, product sales and other service revenue primarily as the result of continued weakness in the commercial market, which has declined at a slower rate than the same period in the prior year partially offset by improvement in the retailer end market. Net revenue in EMEA decreased $62 million, or 13.5%, when compared to the quarter ended June 26, 2009. This decrease was primarily the result of a decline in systems installation, product sales and other service revenue as a result of continued weakness in the commercial market and to a lesser extent a decline in recurring revenue as compared to the quarter ended June 26, 2009. Net revenue was unfavorably impacted by $50 million for the net impact of divestitures and changes in foreign currency exchange rates unfavorably impacted EMEA net revenue by $5 million or 1.1%. Rest of World net revenue increased $57 million, or 23.1%, due to both systems installation, product sales and other service revenue and recurring revenue growth. Rest of World experienced an increase in systems installation, product sales and other service revenue primarily in the Asia Pacific region and to a lesser extent the Latin American region. Additionally, recurring revenue grew in both the Asia Pacific and Latin American regions as ADT Worldwide continues to focus on building its customer account and recurring revenue base in these markets. Net revenue in the Rest of World was also favorably impacted by changes in foreign currency exchange rates of $24 million, or 9.7%.

        Trailing 12-month attrition rates decreased sequentially when compared to the quarter ended September 25, 2009 as shown in the following table:

	For the Quarters Ended
	June 25, 2010	September 25, 2009		June 26, 2009
Trailing 12-month basis attrition	12.8%	13.3%	(1)	13.2%	(1)

(1)
The trailing 12-month basis attrition rates for the quarters ended September 25, 2009 and June 26, 2009 have been recast to reflect the divestiture of our french security business and acquisition of BHS, which resulted in a reduction of 0.1% and 0.2% in the amounts previously reported for September 25, 2009 and June 26, 2009.

        Operating income increased $2 million in the quarter ended June 25, 2010 as compared to the same period in the prior year. Operating margin increased to 12.2% in the quarter ended June 25, 2010 as compared to 12.6% for the quarter ended June 26, 2009. Operating income was positively impacted by the shift to higher margin recurring revenue discussed above, a curtailment gain of $12 million recognized upon adoption of plan amendments that froze pension plan benefits for certain of its defined benefit pension plans in the United Kingdom and lower intangible asset amortization related to certain tradenames. In addition, operating income was favorably impacted by the net impact of savings realized through previous restructuring actions and savings realized through cost containment actions. During the quarter ended June 25, 2010, $29 million of restructuring, asset impairment and divestiture charges, net were incurred, of which $13 million relate to restructuring actions associated with the acquisition of BHS, as compared to $15 million for the quarter ended June 26, 2009. During the quarter ended June 26, 2009, $2 million of additional charges resulting from restructuring actions were incurred. Changes in foreign currency exchange rates favorably impacted operating income by $6 million. Operating income was negatively impacted by $24 million of acquisition costs incurred during the quarter ended June 25, 2010 as compared to nil for the quarter ended June 26, 2009.

  Flow Control

        Net revenue, operating income and operating margin for Flow Control were as follows ($ in millions):

	For the Quarters Ended
	June 25, 2010	June 26, 2009	% Change
Revenue from product sales	$781	$797	(2.0)%
Service revenue	68	69	(1.4)%

Net revenue	$849	$866	(2.0)%

Operating income	$113	$115	(1.7)%
Operating margin	13.3%	13.3%

        Net revenue for Flow Control decreased $17 million, or 2.0%, in the quarter ended June 25, 2010 compared to the quarter ended June 26, 2009. The decrease in net revenue was primarily driven by reduced volume and the absence of large project work in the valves business primarily within the EMEA and Asia Pacific regions. This decrease was partially offset by large project work in the water business in Australia and in the thermal controls business. Additionally, changes in foreign currency exchange rates favorably impacted net revenue by $40 million.

        The decrease in operating income of $2 million, or 1.7%, in the quarter ended June 25, 2010, as compared to the same period in the prior year, was primarily due to decreased volume in the valves business, partially offset by an increase of project activity in the water and thermal controls business. The decline in operating income was partially offset by savings realized through cost containment and restructuring actions. During the quarter ended June 25, 2010, $6 million of restructuring charges, net were incurred as compared to restructuring and divestiture charges of $4 million for the quarter ended June 26, 2009. Additionally, $4 million of additional charges resulting from restructuring actions were incurred during the quarter ended June 26, 2009. Changes in foreign currency exchange rates favorably impacted operating income by $4 million.

  Fire Protection Services

        Net revenue, operating income and operating margin for Fire Protection Services were as follows ($ in millions):

	For the Quarters Ended
	June 25, 2010	June 26, 2009	% Change
Revenue from product sales	$390	$438	(11.0)%
Service revenue	432	417	3.6%

Net revenue	$822	$855	(3.9)%

Operating income	80	69	15.9%
Operating margin	9.7%	8.1%

        Revenue from product sales includes sales and installation of fire protection and other systems. Service revenue consists of inspection, maintenance, service and monitoring of fire detection and suppression systems.

        Net revenue by geographic area for Fire Protection Services was as follows ($ in millions):

	For the Quarters Ended
	June 25, 2010	June 26, 2009	% Change
North America	$480	$496	(3.2)%
International	342	359	(4.7)%

Net revenue	$822	$855	(3.9)%

        Net revenue for Fire Protection Services decreased $33 million, or 3.9%, during the quarter ended June 25, 2010 compared to the quarter ended June 26, 2009. This decrease was primarily due to continued weakness in commercial markets, which more than offset the favorable changes in foreign currency exchange rates of $18 million, or 2.1%. Geographically, net revenue in North America decreased $16 million, or 3.2%, primarily due to the continued decline in systems installation and upgrade activity in the sprinkler business. Changes in foreign currency exchange rates favorably impacted revenue in North America by $7 million, or 1.4%. Net revenue in our international fire businesses decreased by $17 million, or 4.7%, primarily due to continued weakness in the European commercial markets and greater discipline adhering to operating margin requirements for new construction projects and a greater focus on recurring, higher margin revenue streams. Changes in foreign currency exchange rates favorably impacted revenue in our international fire business by $11 million, or 3.1%.

        Operating income increased $11 million in the quarter ended June 25, 2010 as compared to the same period in the prior year. Operating income was favorably impacted by a curtailment gain of $7 million recognized upon adoption of plan amendments that froze pension plan benefits for certain defined benefit pension plans in the United Kingdom, savings realized through cost containment actions, as well as greater discipline adhering to operating margin requirements for new construction projects and a greater focus on recurring, higher margin revenue streams and, to a lesser extent, favorable changes in foreign currency exchange rates of $2 million. The increase was partially offset by the decreased sales volume discussed above. During the quarter ended June 25, 2010, $5 million of restructuring charges were incurred as compared to $3 million of restructuring charges in the quarter ended June 26, 2009.

  Electrical and Metal Products

        Net revenue, operating income (loss) and operating margin for Electrical and Metal Products were as follows ($ in millions):

	For the Quarters Ended
	June 25, 2010	June 26, 2009	% Change
Revenue from product sales	$389	$319	21.9%
Service revenue	1	1	—

Net revenue	$390	$320	21.9%

Operating income (loss)	40	(16)	350.0%
Operating margin	10.3%	(5.0)%

        Net revenue for Electrical and Metal Products increased $70 million, or 21.9%, in the quarter ended June 25, 2010 compared to the quarter ended June 26, 2009. The increase in revenue was primarily due to increased selling prices for both steel products and armored cable products. These increases were partially offset by lower volume for armored cable products. Net revenue was favorably impacted by $14 million as a result of an acquisition. Additionally, changes in foreign currency exchange rates had a favorable impact of $9 million.

        Operating income increased $56 million in the quarter ended June 25, 2010 as compared to the same period in the prior year. Operating income increased primarily as a result of higher spreads for steel products resulting from higher selling prices and lower raw material costs. The increase in operating income was partially offset by lower volumes and lower spreads for armored cable products as higher raw material costs more than offset higher selling prices. During the quarter ended June 25, 2010, $1 million of restructuring charges were incurred compared to $9 million of restructuring and divestiture charges during the quarter ended June 26, 2009. Additionally, $1 million of additional charges resulting from restructuring actions were incurred during the quarter ended June 26, 2009 as compared to no additional charges during the quarter ended June 25, 2010.

  Safety Products

        Net revenue, operating income and operating margin for Safety Products were as follows ($ in millions):

	For the Quarters Ended
	June 25, 2010	June 26, 2009	% Change
Revenue from product sales	$387	$367	5.4%
Service revenue	2	3	(33.3)%

Net revenue	$389	$370	5.1%

Operating income (loss)	$63	$43	46.5%
Operating margin	16.2%	11.6%

        Net revenue for Safety Products increased $19 million, or 5.1%, during the quarter ended June 25, 2010 as compared to the quarter ended June 26, 2009. The increase in net revenue is primarily due to higher volume in our electronic security and life safety businesses. The increase in our electronic security business was due to higher volume primarily related to the introduction of several new products. The increase in our life safety business was primarily due to the commencement of shipping a new defense related product in EMEA. Net revenue was favorably impacted by changes in foreign currency exchange rates of $3 million or, 0.8%, and unfavorably impacted by $6 million for the net impact of acquisitions and divestitures.

        Operating income increased $20 million during the quarter ended June 25, 2010 compared to the same period in the prior year. The increase in operating income is attributable to the increased sales volume discussed above and a shift in product mix to higher margin products. Savings realized through cost containment and restructuring actions also contributed to the increase in operating income. Restructuring charges, net was $2 million during the quarter ended June 25, 2010 as compared to $3 million of restructuring charges during the quarter ended June 26, 2009. Additionally, $3 million of additional charges resulting from restructuring actions were incurred during the quarter ended June 26, 2009 as compared to no additional charges during the quarter ended June 25, 2010.

  Corporate and Other

        Corporate expense increased $46 million, or 47.4%, to $143 million during the quarter ended June 25, 2010 compared to $97 million during the quarter ended June 26, 2009. During the quarter ended June 25, 2010, the Company performed a valuation of its asbestos-related liabilities and insurance assets, and as a result of higher than expected settlements, the Company recorded a net charge of approximately $52 million to adjust its estimated liability for existing and potential future asbestos claims. For more information, see Note 10 to the Consolidated Financial Statements. Gains on divestitures of $2 million, net, were incurred in the quarter ended June 25, 2010 as compared to nil in the quarter ended June 26, 2009. Corporate expense for the quarter ended June 26, 2009 included $2 million of restructuring charges as compared to net charges of $1 million for the quarter ended June 25, 2010.

  Interest Income and Expense

        Interest income was $7 million and $9 million during the quarters ended June 25, 2010 and June 26, 2009, respectively. The decrease in interest income is primarily related to lower investment yields.

        Interest expense was $71 million in the quarter ended June 25, 2010 compared to $74 million in the quarter ended June 26, 2009. The decrease in interest expense is primarily related to savings from interest rate swaps partially offset by higher debt balances outstanding during the quarter ended June 26, 2009.

  Other Expense, Net

        Other expense, net was $85 million and nil during the quarters ended June 25, 2010 and June 26, 2009, respectively. Other expense, net for the quarter ended June 25, 2010 primarily relates to a charge of $87 million as a loss on extinguishment of debt on the redemption of our 6.375% public notes due 2011, 7% notes due 2028 and 6.875% notes due 2029. See Note 8 to the Consolidated Financial Statements.

  Effective Income Tax Rate

        Our effective income tax rate during the quarter ended June 25, 2010 was a benefit of 11.5% primarily as a result of a release of deferred tax valuation allowance. Taxes were also positively impacted by increased profitability in lower tax rate jurisdictions during the quarter. Our effective income tax rate was 8.8% during the quarter ended June 26, 2009.

Nine Months Ended June 25, 2010 Compared to Nine Months Ended June 26, 2009

  ADT Worldwide

        Net revenue, goodwill and intangible asset impairments, operating income (loss) and operating margin for ADT Worldwide were as follows ($ in millions):

	For the Nine Months Ended
	June 25, 2010	June 26, 2009		% Change
Revenue from product sales	$1,773	$1,706		3.9%	(1)
Service revenue	3,653	3,551		2.9%	(1)

Net revenue	$5,426	$5,257		3.2%

Goodwill and intangible asset impairments	$—	$1,023		—	(2)
Operating income (loss)	786	(420)		—	(2)
Operating margin	14.5%	—	(2)

(1)
As discussed in Note 1 to the Consolidated Financial Statements, revenue related to the sale of electronic tags and labels has been classified as revenue from product sales for the nine months ended June 25, 2010. During the nine months ended June 26, 2009, the sale of the electronic tags and labels was misclassified as service revenue. The service revenue and revenue from product sales during the quarter ended June 26, 2009 have not been changed for this misclassification, as the effect is not material. The impact of the misclassification in the first, second, third and fourth quarters of fiscal 2009 would have been to decrease service revenue by $77 million, $65 million, $73 million and $71 million, respectively, with corresponding increases to revenue from product sales.

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

	For the Nine Months Ended
	June 25, 2010	June 26, 2009	% Change
North America	$3,211	$3,135	2.4%
Europe, Middle East and Africa ("EMEA")	1,329	1,389	(4.3)%
Rest of World	886	733	20.9%

	$5,426	$5,257	3.2%

        Net revenue for ADT Worldwide increased $169 million, or 3.2%, for the nine months ended June 25, 2010, as compared to the same period ended June 26, 2009. Net revenue was favorably impacted by changes in foreign currency exchange rates of $222 million. Approximately 58% and 54% of ADT Worldwide's total net revenue for the nine months ended June 25, 2010 and June 26, 2009, respectively, represents revenue associated with monitoring and maintenance services under contractual arrangements, which is considered recurring revenue. Recurring revenue increased by $272 million, or 9.5%, to approximately $3.1 billion as a result of growth in customer accounts of approximately 1.5 million, or 20.6%, to a total of approximately 8.9 million accounts as of June 25, 2010. Approximately 1.4 million customer accounts were acquired as of May 14, 2010 due to the closing of the Broadview acquisition and approximately 356,000 customer accounts were acquired through the ADT dealer program for the nine months ended June 25, 2010. Changes in foreign currency exchange rates and the impact of acquisitions and divestitures favorably impacted recurring revenue by $113 million, or 4.0% and $30 million or 1.1%, respectively. Systems installation, product sales and other service revenue declined by $103 million, or 4.3%, to approximately $2.3 billion due to lower sales volume primarily as the result of continued weakness in the commercial end market, which has declined at a slower rate than the same period in the prior year. Changes in foreign currency exchange rates favorably impacted systems installation, product sales and other service revenue by $109 million, or 4.5%, while the net impact of acquisitions and divestitures resulted in an unfavorable impact of $45 million, or 1.9%.

        Geographically, North America net revenue increased $76 million, or 2.4%, due to improvement in the retailer market. Partially offsetting this increase was a decline in systems installation, product sales and other service revenue as the result of continued weakness in the commercial market, which has declined at a slower rate than the same period in the prior year. Changes in foreign currency exchange rates favorably impacted net revenue by $42 million, or 1.3% and the impact of acquisitions and divestitures favorably impacted net revenue by $54 million, or 1.7%. Net revenue in EMEA decreased as favorable changes in foreign currency exchange rates of $83 million, or 6.0%, were more than offset by a decline in systems installation, product sales and other service revenue as a result of continued weakness in the commercial end market, which has declined at a slower rate than the same period in the prior year. Additionally, EMEA net revenue was unfavorably impacted by $69 million for the net impact of acquisitions and divestitures. Recurring revenue in EMEA declined when compared to the nine months ended June 26, 2009. Net revenue increased $153 million, or 20.9%, in the Rest of World geographies primarily due to recurring revenue growth in both Latin American and Asia Pacific regions as ADT Worldwide continues to focus on building its customer account and recurring revenue base in these markets. This increase was partially offset by a decline in systems installation, products sales and other service revenue in the Latin American region due to the continued slowdown in commercial and retailer end markets. Net revenue in the Rest of World geographies was also favorably impacted by changes in foreign currency exchange rates of $97 million, or 13.2%.

        Trailing 12-month attrition rates decreased as compared to the quarters ended September 25, 2009 and June 26, 2009 as shown in the following table:

	For the Quarters Ended
	June 25, 2010	September 25, 2009		June 26, 2009
Trailing 12-month basis attrition	12.8%	13.3%	(1)	13.2%	(1)

(1)
The trailing 12-month basis attrition rates for the quarters ended September 25, 2009 and June 26, 2009 have been recast to reflect the divestiture of our french security business and acquisition of BHS which resulted in a reduction of 0.1% and 0.2% in the amounts previously reported for September 25, 2009 and June 26, 2009.

        Operating income increased by approximately $1.2 billion for the nine months ended June 25, 2010 as compared to the same period in the prior year. Operating margin was 14.5% for the nine months ended June 25, 2010. Operating income for the nine months ended June 26, 2009 was negatively affected by goodwill impairment charges of $959 million recorded at the ADT EMEA and Sensormatic Retail Solutions reporting units and intangible asset impairment charges of $64 million related to certain franchise rights within North America and tradenames. Operating income was also positively impacted by the shift to higher margin recurring revenue and the improvement in the retailer end market. Additionally, operating income was favorably impacted by the net impact of savings realized through previous restructuring actions and savings realized through cost containment actions, lower intangible asset amortization related to certain tradenames and a curtailment gain of $12 million recognized upon adoption of plan amendments that froze pension plan benefits for certain defined benefit pension plans in the United Kingdom. For the nine months ended June 25, 2010, $35 million of restructuring charges were incurred, of which $13 million relate to restructuring actions associated with the acquisition of BHS, as compared to $71 million of restructuring charges, net during the nine months ended June 26, 2009. The nine months ended June 25, 2010 also included a $48 million gain on divestitures, net primarily related to the sale of ADT's french security business, and $25 million of acquisition costs related to the acquisition of BHS as compared to no gain on divestiture and acquisition costs incurred during the nine months ended June 26, 2009. Changes in foreign currency exchange rates favorably impacted operating income by $28 million.

  Flow Control

        Net revenue, operating income and operating margin for Flow Control were as follows ($ in millions):

	For the Nine Months Ended
	June 25, 2010	June 26, 2009	% Change
Revenue from product sales	$2,292	$2,392	(4.2)%
Service revenue	213	192	10.9%

Net revenue	$2,505	$2,584	(3.1)%

Operating income	$306	$376	(18.6)%
Operating margin	12.2%	14.6%

        Net revenue for Flow Control decreased $79 million, or 3.1%, for the nine months ended June 25, 2010 compared to the same period ended June 26, 2009. The decrease in net revenue was primarily driven by reduced volume in the valves business across all regions and to a lesser extent the absence of large project work in the thermal controls business and reduced project activity in the water business. Changes in foreign currency exchange rates favorably impacted net revenue by $214 million.

        The decrease in operating income of $70 million, or 18.6%, for the nine months ended June 25, 2010, as compared to the same period in the prior year, was primarily due to decreased volume across all regions in the valves business and the absence of large project work in the thermal controls business, which was partially offset by favorable changes in foreign currency exchange rates of $31 million. The decline in operating income was also partially offset by savings realized through cost containment and restructuring actions. Operating income was negatively impacted by $17 million and $14 million of restructuring and divestiture charges, net for the nine months ended June 25, 2010 and June 26, 2009, respectively. Additionally, $4 million of additional charges resulting from restructuring actions were incurred during the nine months ended June 26, 2009.

  Fire Protection Services

        Net revenue, goodwill impairment, operating income and operating margin for Fire Protection Services were as follows ($ in millions):

	For the Nine Months Ended
	June 25, 2010	June 26, 2009		% Change
Revenue from product sales	$1,182	$1,275		(7.3)%
Service revenue	1,280	1,232		3.9%

Net Revenue	$2,462	$2,507		(1.8)%

Goodwill impairment	$—	$180		— (1)
Operating income	206	4		— (1)
Operating margin	8.4%	—	(1)

(1)
Certain operating margins and percentage changes have not been presented as management believes such calculations are not meaningful.

        Revenue from product sales includes sales and installation of fire protection and other systems. Service revenue consists of inspection, maintenance, service and monitoring of fire detection and suppression systems.

        Net revenue by geographic area for Fire Protection Services was as follows ($ in millions):

	For the Nine Months Ended
	June 25, 2010	June 26, 2009	% Change
North America	$1,415	$1,473	(3.9)%
International	1,047	1,034	1.3%

Net revenue	$2,462	$2,507	(1.8)%

        Net revenue for Fire Protection Services decreased $45 million, or 1.8%, during the nine months ended June 25, 2010 compared to the same period ended June 26, 2009. This decrease was primarily due to continued weakness in commercial markets, which more than offset the favorable changes in foreign currency exchange rates of $118 million, or 4.7%. Geographically, net revenue in North America decreased $58 million, or 3.9%, primarily due to the continued decline in systems installation and upgrade activity in the sprinkler and electronic businesses, as well as service revenue in the sprinkler and suppression businesses, which were partially offset by an increase in service revenue in the electronic business. Changes in foreign currency exchange rates favorably impacted revenue in North America by $24 million, or 1.6%. Net revenue in our international fire businesses increased by $13 million, or 1.3%, largely due to the favorable impact of changes in foreign currency exchange rates of $94 million, or 9.1%, partially offset by a decrease in revenue due to continued weakness in the European commercial markets.

        Operating income increased $202 million for the nine months ended June 25, 2010 as compared to the same period in the prior year. Operating income for the nine months ended June 26, 2009 was negatively affected by a goodwill impairment charge of $180 million recorded at the EMEA Fire reporting unit. Additionally, operating income was favorably impacted by savings realized through cost containment actions, a reduction in legal costs and, to a lesser extent, a curtailment gain of approximately $7 million recognized upon adoption of plan amendments that froze pension plan benefits for certain defined benefit pension plans in the United Kingdom. During the nine months ended June 25, 2010, $9 million of restructuring and divestiture charges, net were incurred as compared to $14 million of restructuring charges in the nine months ended June 26, 2009. Changes in foreign currency exchange rates favorably impacted operating income by $9 million. The net increase in revenue was partially offset by the decreased sales volume discussed above.

  Electrical and Metal Products

        Net revenue, goodwill impairment, operating income (loss) and operating margin for Electrical and Metal Products were as follows ($ in millions):

	For the Nine Months Ended
	June 25, 2010	June 26, 2009		% Change
Revenue from product sales	$1,019	$1,064		(4.2)%
Service revenue	4	2		100.0%

Net Revenue	$1,023	$1,066		(4.0)%

Goodwill impairment	$—	$935		— (1)
Operating income (loss)	87	(950)		— (1)
Operating margin	8.5%	—	(1)

(1)
Certain operating margins and percentage changes have not been presented as management believes such calculations are not meaningful.

        Net revenue for Electrical and Metal Products decreased $43 million, or 4.0%, for the nine months ended June 25, 2010 compared to the same period ended June 26, 2009. The decrease in revenue was primarily due to lower selling prices of steel products. Also contributing to the decline were lower volumes for armored cable products partially offset by higher selling prices for armored cable products. Changes in foreign currency exchange rates had a favorable impact of $34 million. Additionally, net revenue was favorably impacted by $12 million for the net impact of acquisitions and divestitures.

        Operating income increased $1,037 million for the nine months ended June 25, 2010 as compared to the same period in the prior year. Operating income for the nine months ended June 26, 2009 was negatively affected by goodwill impairment charges of $935 million recorded at the Electrical and Metal Products reporting unit. Also contributing to the increase in operating income was higher spreads for steel products. Lower raw material costs more than offset lower selling prices, which resulted in higher spreads for steel products. These increases in operating income were partially offset by lower volumes and lower spreads for armored cable products. Higher raw material costs more than offset higher selling prices which resulted in lower spreads for armored cable products. During the nine months ended June 25, 2010, $3 million of restructuring charges were incurred compared to $12 million of restructuring and divestiture charges during the same period ended June 26, 2009. Additionally, $1 million of additional charges resulting from restructuring actions were incurred during the nine months ended June 26, 2009 as compared to no additional charges during the nine months ended June 25, 2010.

  Safety Products

        Net revenue, goodwill impairments, operating income (loss) and operating margin for Safety Products were as follows ($ in millions):

	For the Nine Months Ended
	June 25, 2010	June 26, 2009		% Change
Revenue from product sales	$1,100	$1,139		(3.4)%
Service revenue	7	7		—

Net Revenue	$1,107	$1,146		(3.4)%

Goodwill impairments	$—	$567		—	(1)
Operating income (loss)	$164	$(414)		—	(1)
Operating margin	14.8%	—	(1)

(1)
Certain operating margins and percentage changes have not been presented as management believes such calculations are not meaningful.

        Net revenue for Safety Products decreased $39 million, or 3.4%, for the nine months ended June 25, 2010 as compared to the same period ended June 26, 2009. The decrease in net revenue is primarily due to lower volume in our fire suppression partially offset by the favorable impact of changes in foreign currency exchange rates of $39 million and to a lesser extent higher volume experienced in our life safety business. The decrease in our fire suppression business was primarily due to reduced spending in the commercial construction market. Net revenue was also unfavorably impacted by $19 million for the impact of divestitures. The net revenue increase in our life safety business was primarily due to the commencement of shipping a defense related product in EMEA.

        Operating income increased $578 million for the nine months ended June 25, 2010 compared to the same period in the prior year. Operating income for the nine months ended June 26, 2009 was negatively affected by goodwill impairment charges of $567 million recorded at the ACVS and Life Safety reporting units. Additionally, restructuring, asset impairment and divestiture charges, net was $6 million during the nine months ended June 25, 2010 as compared to $25 million of restructuring, asset impairment and divestiture charges, net during the nine months ended June 26, 2009. Additionally, $7 million of additional charges resulting from restructuring actions were incurred during the nine months ended June 26, 2009 as compared to no additional charges during the nine months ended June 25, 2010. Savings realized through cost containment and restructuring actions also contributed to the increase in operating income and was partially offset by the fire suppression sales volume decline discussed above. Changes in foreign currency exchange rates also favorably impacted operating income by $6 million.

  Corporate and Other

        Corporate expense decreased $67 million, or 16.3%, to $344 million for the nine months ended June 25, 2010 compared to $411 million in the same period ended June 26, 2009. The decrease in Corporate expense for the nine months ended June 25, 2010 primarily relates to $126 million of charges related to legacy securities matters, partially offset by a $16 million benefit related to a settlement reached with a former executive, both of which were recorded during the nine months ended June 26, 2009. Restructuring charges decreased $7 million to $1 million for the nine months ended June 25, 2010, as compared to $8 million in the nine months ended June 26, 2009. During the quarter ended June 25, 2010, the Company performed a valuation of its asbestos-related liabilities and insurance assets, and as a result of higher than expected settlements, the Company recorded a net charge of approximately $52 million to adjust its estimated liability for existing and potential future asbestos claims. In addition, $4 million of divestiture charges, net and $3 million of acquisition costs were recorded during the nine months ended June 25, 2010 as compared to $2 million of divestiture charges, net, and nil of acquisition costs for the nine months ended June 26, 2009. The remaining decrease in Corporate expense is primarily related to savings realized through cost containment actions.

  Interest Income and Expense

        Interest income was $24 million and $32 million for the nine months ended June 25, 2010 and June 26, 2009, respectively. The decrease in interest income is primarily related to lower investment yields.

        Interest expense was $221 million for the nine months ended June 25, 2010 as compared to $225 million for the same period in the prior year. The decrease in interest expense is primarily related to savings from interest rate swaps partially offset by higher debt balances outstanding during the nine months ended June 25, 2010.

  Other (Expense) Income, Net

        Other (expense) income, net was $73 million of expense for the nine months ended June 25, 2010 as compared to $11 million of income for the same period in the prior year. Other expense, net for the nine months ended June 25, 2010 primarily relates to a charge of $87 million as a loss on extinguishment of debt on the redemption of our 6.375% public notes due 2011, 7% notes due 2028 and 6.875% notes due 2029. See Note 8 to the Consolidated Financial Statements. The amount at June 26, 2009, primarily relates to gains on derivative contracts used to economically hedge the foreign currency risk related to the Swiss Franc denominated dividends.

  Effective Income Tax Rate

        Our effective income tax rate was 8.3% for the nine months ended June 25, 2010. The effective income tax rate for the nine months ended June 26, 2009 was not meaningful primarily as a result of the loss driven by goodwill impairment charges of $2.6 billion for which almost no tax benefit was available. Taxes were positively impacted by limited tax on certain business dispositions, beneficial enacted tax law changes, a release of deferred tax valuation allowance and a non-recurring item generating a tax benefit for the nine months ended June 25, 2010.

Divestitures

        The Company has continued to assess the strategic fit of its various businesses and has pursued divestiture of certain businesses which do not align with its long-term strategy.

        On April 22, 2010, the Board of Directors approved a plan to pursue a tax-free spin-off of Tyco's Electrical and Metal Products business. The proposed transaction is expected to be structured as a tax-free distribution to Tyco shareholders, and is subject to a number of uncertainties and conditions, including completion of a review process by the Securities and Exchange Commission, final approval by the Tyco Board of Directors and approval by Tyco shareholders. Tyco expects to complete the proposed transaction in the first half of fiscal 2011, at which time the business would be an independent, publicly traded U.S. company. Pending completion of the spin-off, the Electrical and Metal Products business is presented in continuing operations.

        During the fourth quarter of 2009, the Company approved a plan to sell its french security business, which was part of the Company's ADT Worldwide segment. This business has been classified as held for sale as of September 25, 2009, however, its results of operations were presented in continuing operations as the criteria to be presented as discontinued operations have not been met. During March 2010, the Company completed the sale and recorded a $53 million pre-tax gain within restructuring, asset impairment and divestitures charges, net in the Company's Consolidated Statement of Operations.

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

Discontinued Operations

        During the quarter ended June 25, 2010, the Board of Directors approved a plan to sell the Company's European water business, which is part of the Company's Flow Control segment. Subject to the receipt of certain consents and approvals and other customary closing conditions, the Company has agreed to sell the business for approximately $245 million. As of June 25, 2010, the necessary consents and approvals had not been obtained by the Company to transfer the legal ownership of the business. The Company expects to record a gain when the transaction closes, which is expected to occur in the fourth quarter of fiscal 2010. During the quarter ended June 25, 2010, the business met the held for sale and discontinued operations criteria and has been included in discontinued operations in all periods presented. As of June 25, 2010, the Company had assessed and determined that the carrying value of the remaining assets were recoverable based on current fair value, less cost to sell. The Company will continue to assess recoverability until the business is sold. See Note 19 to the Consolidated Financial Statements.

        In July 2008, the Company substantially completed the sale of its Infrastructure Services business, which met the criteria to be presented as discontinued operations. In order to complete the sale of Earth Tech Brasil Ltda. ("ET Brasil") and Earth Tech UK businesses and certain assets in China, the Company was required to obtain consents and approvals to transfer the legal ownership of the business and assets. On January 22, 2009, the Company received the necessary consents and approvals to transfer the legal ownership of its ET Brasil business to Carioca Christiani-Nielsen Engenharia S.A. and received cash proceeds of $13 million. During the fourth quarter of 2008, the Company sold its Earth Tech UK business and received net cash proceeds of $53 million. However, the gain was deferred until receipt of the necessary consents and approvals. On May 12, 2009, the Company received the necessary consents and approvals to transfer the legal ownership of its Earth Tech UK business to AECOM and realized the deferred gain in the Company's Consolidated Statements of Operations during the quarter ended June 26, 2009. Furthermore, on May 8, 2009, the Company received the necessary consents to transfer certain of the China assets and received cash proceeds of $6 million. As a result of the above dispositions, a net pre-tax gain of $31 million was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations. As of June 26, 2009, the necessary consents and approvals for the remaining assets in China had not been obtained by the Company. As of June 26, 2009, the Company had assessed and determined that the carrying value of the remaining assets were recoverable based on current fair value, less cost to sell. The remaining consents and approvals for the other businesses and assets were obtained during the fourth quarter of fiscal year 2009.

Acquisitions

        During the quarter and nine months ended June 25, 2010, cash paid for acquisitions included in continuing operations totaled $448 million and $600 million, respectively, net of cash acquired of

$136 million and $137 million, respectively, which primarily related to the acquisition of Broadview Security. Net cash paid for Broadview Security totaled $448 million by the Company's ADT Worldwide segment. During the nine months ended June 25, 2010, the Company's Flow Control segment acquired two Brazilian valve companies, including Hiter Industria e Comercio de Controle Termo-Hidraulico Ltda ("Hiter"), a valve manufacturer which serves a variety of industries including the oil and gas, chemical and petrochemical markets. Net cash paid for the Brazilian valve companies totaled $104 million. The Company's Electrical and Metal Products segment acquired certain assets of a business for $39 million and its Safety Products segment acquired a business for $9 million during the nine months ended June 25, 2010.

        During the quarter and nine months ended June 26, 2009, cash paid for acquisitions included in continuing operations totaled nil and $47 million, respectively, net of cash acquired of nil and $2 million, respectively, which primarily related to the acquisition of Vue Technology, Inc., a provider of radio frequency identification (RFID) technology, for $43 million by the Company's Safety Products segment.

Critical Accounting Policies and Estimates

        The preparation of the Consolidated Financial Statements in conformity with US GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that our accounting policies for depreciation and amortization methods of security monitoring-related assets, revenue recognition, loss contingencies, income taxes, goodwill and indefinite-lived intangible assets, long-lived assets and pension and postretirement benefits are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the three months ended June 25, 2010, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 2009 (the "2009 Form 10-K"). See Note 1 to the Consolidated Financial Statements for the adoption of new accounting standards during the first quarter of 2010.

Liquidity and Capital Resources

        On May 5, 2010, Tyco International Finance S.A. ("TIFSA") issued $500 million aggregate principal amount of 3.375% notes due 2015 ("the 2015 notes"), which are fully and unconditionally guaranteed by the Company. TIFSA received net proceeds of approximately $495 million after deducting debt issuance costs and a debt discount.

        On May 28, 2010, the Company used the net proceeds of the aforementioned offering and additional cash on hand to redeem all of its 6.375% public notes due 2011, 7% notes due 2028 and 6.875% notes due 2029, outstanding at that time, which aggregated $878 million in principal amount.

        On October 5, 2009, TIFSA issued $500 million aggregate principle amount of 4.125% notes due 2014 (the "2014 notes"), which are fully and unconditionally guaranteed by the Company. TIFSA received net proceeds of approximately $495 million after deducting debt issuance costs and a debt discount.

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

        The net proceeds of the aforementioned offerings were not limited to specific uses and were available for general corporate purposes, including repayment of indebtedness, acquisitions, additions to working capital, repurchase of common shares, capital expenditures and investments in the Company's subsidiaries.

        As of June 25, 2010, there were no amounts drawn under our revolving credit facilities. As of June 25, 2010, the aggregate available commitment under our senior revolving credit facilities was $1.69 billion. We continually monitor developments regarding the availability of funds under our revolving credit facilities. Although there is some risk that financial institutions will fail to perform their contractual obligations, particularly in times of credit market distress, we believe that the lenders under our revolving credit facilities are capable of meeting any borrowing requests we may make for the foreseeable future.

        During the first quarter of 2010, TIFSA had made payments of $200 million to extinguish all of its commercial paper outstanding. As of June 25, 2010, there was no commercial paper outstanding.

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

        The sources of our cash flow from operating activities and the use of a portion of that cash in our operations were as follows ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Cash flows from operating activities:
Operating income (loss)	$375	$334	$1,205	$(1,815)
Goodwill and intangible asset impairments	—	—	—	2,705
Depreciation and amortization(1)	304	279	869	835
Non-cash compensation expense	30	24	92	76
Deferred income taxes	(91)	(23)	(127)	(203)
Provision for losses on accounts receivable and inventory	29	46	93	113
Other, net	(4)	21	(15)	67
Net change in working capital	55	51	(175)	(115)
Interest income	7	9	24	32
Interest expense	(71)	(74)	(221)	(225)
Income tax expense	26	(24)	(78)	(47)

Net cash provided by operating activities	$660	$643	$1,667	$1,423

Other cash flow items:
Capital expenditures, net(2)	$(173)	$(165)	$(486)	$(489)
(Increase) / decrease in the sale of accounts receivable	(1)	3	1	13
Accounts purchased by ADT	(134)	(130)	(400)	(361)
Purchase accounting and holdback liabilities	—	(1)	(3)	(2)
Voluntary Pension Contributions	—	—	—	6

(1)
The quarters ended June 25, 2010 and June 26, 2009 included depreciation expense of $163 million and $152 million, respectively, and amortization of intangible assets of $141 million and $127 million, respectively. The nine months ended June 25, 2010 and June 26, 2009 included depreciation expense of $472 million and $452 million, respectively, and amortization of intangible assets of $397 million and $383 million, respectively.

(2)
Included net proceeds received for the sale/disposition of property, plant and equipment of $7 million and $2 million for the quarters ended June 25, 2010 and June 26, 2009, respectively, as well as $26 million and $5 million for the nine months ended June 25, 2010 and June 26, 2009, respectively.

        The net change in working capital increased operating cash flow by $55 million in the quarter ended June 25, 2010. The significant changes in working capital included a $193 million increase in accrued expenses and other current liabilities and an $81 million increase in accounts payable, offset by a $65 million increase in accounts receivable, and a $61 million increase in inventories.

        The net change in working capital decreased operating cash flow by $175 million in the nine months ended June 25, 2010. The significant changes in working capital included a $127 million increase in inventories and a $32 million net increase in contracts in process.

        During the quarter and nine months ended June 25, 2010, we paid approximately $37 million and $131 million (inclusive of $2 million for the nine months ended June 25, 2010 relating to the french security business classified as held for sale), respectively, in cash related to restructuring activities as compared to cash paid related to restructuring activities of $59 million and $115 million for the quarter and nine months ended June 26, 2009, respectively. See Note 3 to our Consolidated Financial Statements for further information regarding our restructuring activities.

        Income taxes paid, net of refunds, related to continuing operations were $66 million and $206 million during the quarter and nine months ended June 25, 2010 and $69 million and $242 million for the quarter and nine months ended June 26, 2009, respectively.

        The primary uses and sources of cash flows from investing activities during the nine months ended June 25, 2010 were as follows: ($ in millions):

        We made capital expenditures of $512 million as compared to $494 million during the comparable prior period. The level of capital expenditures in fiscal year 2010 is expected to exceed the spending levels in fiscal year 2009 and is also expected to exceed depreciation.

        We acquired approximately 122,000 and 356,000 customer contracts for electronic security services within our ADT Worldwide segment for $134 million and $400 million during the quarter and nine months ended June 25, 2010, respectively.

        We paid cash for acquisitions included in continuing operations totaling $600 million, net of cash acquired of $137 million, which primarily related to the acquisition of Broadview Security. Net cash paid for Broadview Security totaled $448 million by the Company's ADT Worldwide segment. Additionally, the Company's Flow Control segment acquired two Brazilian valve companies, including Hiter Industria e Comercio de Controle Termo-Hidraulico Ltda ("Hiter"), a valve manufacturer which serves a variety of industries including the oil and gas, chemical and petrochemical markets. Net cash paid for the Brazilian valve companies totaled $104 million. The Company's Electrical and Metal Products segment acquired certain assets of a business for $39 million and its Safety Products segment acquired a business for $9 million.

        We received cash proceeds in the amount of $26 million for divestitures included in continuing operations, net of cash divested of $14 million.

        The primary uses and sources of cash flows from financing activities during the nine months ended June 25, 2010 were as follows: ($ in millions):

        On May 5, 2010, we issued $500 million aggregate principal amount of 3.375% notes due on October 15, 2015 and received net cash proceeds of approximately $495 million.

        On October 5, 2009, we issued $500 million aggregate principal amount of 4.125% notes due on October 15, 2014 and received net cash proceeds of approximately $495 million.

        Net repayments of short-term debt were approximately $242 million, which primarily related to the extinguishment of our outstanding commercial paper. Additionally, repayments of long-term debt were $962 million, which primarily related to the redemption of all of the 6.375% public notes due 2011, 7% notes due 2028, and 6.875% notes due 2029. The repayments of long-term debt were more than offset by approximately $1.0 billion of proceeds received from the issuance of long-term debt.

        Pursuant to our share repurchase program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved 10b5-1 trading plan in accordance with applicable regulations. During the quarter ended June 25, 2010, we repurchased approximately 7.5 million common shares for $276 million under our existing $1.0 billion share repurchase program approved by our board of directors on July 10, 2008. See Note 19 to the Consolidated Financial Statements.

        On March 10, 2010, our shareholders approved an annual dividend on our common shares of CHF 0.90 per share, which will be paid in the form of a return on capital in four installments of CHF 0.22, CHF 0.22, CHF 0.23 and CHF 0.23. During nine months ended June 25, 2010, we paid cash dividends of approximately $311 million.

        Management believes that cash generated by or available to us should be sufficient to fund our capital and liquidity needs for the foreseeable future, including quarterly dividend payments.

Capitalization

        Our shareholders' equity was $14.1 billion, or $28.03 per share, as of June 25, 2010, compared to $12.9 billion, or $27.30 per share, as of September 25, 2009. Our shareholders' equity increased primarily due to $1.4 billion in shares issued as consideration for the Broadview Security acquisition and net income attributable to our common shareholders of $866 million, partially offset by dividends declared of $423 million and unfavorable changes in foreign currency exchange rates of $565 million. Total debt was $4.2 billion as of June 25, 2010, as compared to $4.3 billion as of September 25, 2009. Total debt as a percentage of total capitalization (total debt and shareholders' equity) was 23% as of June 25, 2010 and 25% as of September 25, 2009.

        Our cash balance decreased to $1.8 billion as of June 25, 2010, as compared to $2.4 billion at September 25, 2009. The decrease was primarily due to $1.5 billion of cash used for business acquisitions, capital expenditures, accounts purchased by ADT and total net debt repayments of $203 million. The decrease was also due to dividend payments of $311 million and share repurchases of $276 million. These decreases were partially offset by cash flow generated from operating activities of $1.7 billion.

Commitments and Contingencies

        For a detailed discussion of contingencies related to our litigation matters and governmental investigations related to us, see Note 10 to our Consolidated Financial Statements.

Backlog

        As of June 25, 2010, we had a backlog of unfilled orders of $9.4 billion compared to a backlog of $8.9 billion as of September 25, 2009. We expect that approximately 87% of our backlog as of June 25, 2010 will be filled during the next 12 months. Backlog by segment was as follows ($ in millions):

	June 25, 2010	September 25, 2009
ADT Worldwide	$6,462	$5,916
Flow Control	1,482	1,646
Fire Protection Services	1,211	1,171
Electrical and Metal Products	87	72
Safety Products	140	102

	$9,382	$8,907

        Backlog increased $475 million, or 5.3%, to $9.4 billion as of June 25, 2010. The increase in backlog was primarily due to an increase in recurring revenue-in-force at ADT Worldwide and increased orders at Safety Products partially offset by decreased bookings in Flow Control and unfavorable changes in foreign currency exchange rates of $190 million. ADT Worldwide's backlog includes recurring revenue-in-force and long-term deferred revenue for upfront fees paid by customers for ADT owned security systems. Revenue-in-force represents 12 months' revenue associated with monitoring and maintenance services under contract in the security business. ADT Worldwide's backlog of $6.5 billion and $5.9 billion as of June 25, 2010 and September 25, 2009, respectively, primarily consists of $4.6 billion and $4.0 billion of recurring revenue-in-force as of June 25, 2010 and September 25, 2009, respectively, and $1.1 billion of deferred revenue for both June 25, 2010 and September 25, 2009. ADT Worldwide's backlog increased $546 million primarily driven by an increase in revenue-in-force of $589 million, which includes $509 million due to the Broadview Security acquisition, and was partially offset by unfavorable changes in foreign exchange rates of $84 million. Flow Control's backlog decreased by $164 million primarily due to decreased bookings of $84 million as several large projects were completed during fiscal 2010 and unfavorable exchange rates of $80 million. Backlog within Safety Products increased $37 million due to increased orders across various businesses partially offset by unfavorable changes in foreign currency exchange rates of $6 million.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

        Certain of our international businesses utilize the sale of accounts receivable as short-term financing mechanisms. The aggregate amount outstanding under our international accounts receivable programs was not material as of June 25, 2010 or September 25, 2009.

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

        There are certain guarantees or indemnifications extended among Tyco, Covidien and Tyco Electronics in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. At the time of the Separation, we recorded a liability necessary to recognize the fair value of such guarantees and indemnifications. See Note 5 to the Consolidated Financial Statements for further discussion of the Tax Sharing Agreement. In addition, prior to the Separation we provided support in the form of financial and/or performance guarantees to various Covidien and Tyco Electronics operating entities. To the extent these guarantees were not assigned in connection with the Separation, we assumed primary liability on any remaining such support. These obligations were not material to us as of June 25, 2010.

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

Accounting Pronouncements

        Recently Adopted Accounting Pronouncements—In June 2008, the Financial Accounting Standards Board ("FASB") ratified authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. The guidance addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method. The guidance requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. The guidance became effective for Tyco in the first quarter of fiscal 2010, and was applied retrospectively to prior periods. The adoption did not have a material impact on our historical annual or quarterly basic and diluted earnings per share. See Note 6 to the Consolidated Financial Statements.

        In December 2007, the FASB revised the authoritative guidance for business combinations. The revised guidance retains the underlying concepts of the existing guidance in that business combinations are still accounted for at fair value. However, the accounting for certain other aspects of business combinations will be affected. Acquisition costs will generally be expensed as incurred. Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date. In-process research and development will be recorded at fair value as an indefinite-lived intangible at the acquisition date until it is completed or abandoned and its useful life can be determined. Changes in deferred tax asset valuation allowances and uncertain tax positions after the acquisition date will generally impact income tax expense. The revised guidance also expands required disclosures surrounding the nature and financial effects of business combinations. We adopted the revised guidance in the first quarter of fiscal 2010, which did not have a material impact on our financial position, results of operations or cash flows. The revised guidance is primarily effective for all business combinations beginning in the first quarter of fiscal 2010 and thereafter, including our acquisition of Broadview Security. See Note 4 to the Consolidated Financial Statements.

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

        Recently Issued Accounting Pronouncements—In September 2009, the FASB issued authoritative guidance for the accounting for revenue arrangements with multiple deliverables. The guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific evidence nor third-party evidence is available. The guidance requires arrangements under which multiple revenue generating activities to be performed be allocated at inception. The residual method under the existing accounting guidance has been eliminated. The guidance expands the disclosure requirements related to multiple-deliverable revenue arrangements. The guidance becomes effective for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal 2011. The guidance applies on a prospective basis. We are currently assessing what impact, if any, the guidance will have on our financial position, results of operations or cash flows.

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

  •
  changes in tax requirements (including tax rate changes, new tax laws or treaties and revised tax law interpretations);

  •
  results and consequences of Tyco's internal investigations and governmental investigations concerning the Company's governance, management, internal controls and operations including its business operations outside the United States;

  •
  the outcome of litigation, arbitrations and governmental proceedings;

  •
  effect of income tax audit settlement and appeals;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from our exposure discussed in the 2009 Form 10-K. In order to manage the volatility relating to our more significant market risks, we currently enter into forward foreign currency exchange contracts, interest rate swaps and commodity swaps for copper. During fiscal 2010, the Company entered into commodity swaps for copper, which did not have a material impact on the Company's financial position, results of operations or cash flows.

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

Item 4.    Controls and Procedures

        The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined under Rule 13a-15 of the Securities and Exchange Act (the Exchange Act)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 25, 2010, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        There has been no change in our internal control over financial reporting during the quarter ended June 25, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        Except as discussed below, there have been no material developments in the Company's legal proceedings that have occurred during the quarter ended June 25, 2010. For a description of the Company's previously reported legal proceedings, refer to Part I, Item 3. Legal Proceedings, in the 2009 Form 10-K.

        In connection with the Separation, the Company entered into a liability sharing agreement regarding certain legal actions that were pending against Tyco prior to the Separation. Under the Separation and Distribution Agreement, the Company, Covidien and Tyco Electronics are jointly and severally liable for the full amount of any judgments resulting from the actions subject to the agreement, which generally relate to legacy matters that are not specific to the business operations of any of the companies. The Separation and Distribution Agreement also provides that the Company will be responsible for 27%, Covidien 42% and Tyco Electronics 31% of payments to resolve these matters, with costs and expenses associated with the management of these contingencies being shared equally among the parties. In addition, under the agreement, the Company will manage and control all the legal matters related to assumed contingent liabilities as described in the Separation and Distribution Agreement, including the defense or settlement thereof, subject to certain limitations. Additionally, at the time of the Separation, the Company, Covidien and Tyco Electronics agreed to allocate responsibility for certain legacy tax claims pursuant to the same formula under the Tax Sharing Agreement. See Note 5 to the Consolidated Financial Statements.

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

        The most significant outstanding legacy securities matter is Stumpf v. Tyco International Ltd., which is a class action lawsuit in which the plaintiffs alleged that Tyco, among others, violated the disclosure provisions of the federal securities laws. The matter arose from Tyco's July 2000 initial public offering of common stock of TyCom Ltd, and alleged that the TyCom registration statement and prospectus relating to the sale of common stock were inaccurate, misleading and failed to disclose facts necessary to make the registration statement and prospectus not misleading. The complaint further alleged the defendants violated securities laws by making materially false and misleading statements and omissions concerning, among other things, executive compensation, TyCom's business prospects and Tyco's and TyCom's finances. On May 6, 2010, the United States District Court for the District of New Jersey granted preliminary approval of settlement of the Stumpf matter. The proposed settlement is subject to final court approval at a hearing scheduled for August 25, 2010. Any settlement will be subject to the liability sharing provisions of the Separation and Distribution Agreement with Covidien and Tyco Electronics. The Company believes its remaining reserve related to legacy securities matters is sufficient to satisfy the resolution of this matter.

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

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 25, 2010, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $25 million to $86 million. As of June 25, 2010, Tyco concluded that the best estimate within this range is approximately $35 million, of which $18 million is included in accrued and other current liabilities and $17 million is included in other liabilities in the Company's Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payments of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos Matters

        The Company and certain of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. Of the lawsuits that have proceeded to trial since 2005, the Company has won or settled all but one case, with that one case returning an adverse jury verdict for approximately $7.7 million, which included both compensatory and punitive damages. The Company has appealed the verdict and believes that it will ultimately be overturned. As of June 25, 2010, there were approximately 3,500 lawsuits pending against the Company and its subsidiaries. Each lawsuit typically includes several claims, and the Company has determined that there were approximately 4,300 claims outstanding as of June 25, 2010, which amount reflects the Company's current estimate of the number of active claims made against it or its affiliates, and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants or are duplicative of other actions.

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

Compliance Matters

        As previously reported in the Company's periodic filings, the Company has received and responded to various allegations and other information that certain improper payments were made by the Company's subsidiaries and agents in recent years. For example, two subsidiaries in the Company's

Flow Control business in Italy have been charged, along with numerous other parties, in connection with the Milan public prosecutor's investigation into allegedly improper payments made to certain Italian entities, and the Company has reported to German authorities potentially improper conduct involving agents retained by the Company's EMEA water business. The Company has since resolved this matter with German authorities. The Company reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to these allegations and its internal investigations. In 2005, the Company informed the DOJ and the SEC that it retained outside counsel to perform a Company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), and that it would continue to investigate and make periodic progress reports to these agencies. The Company has and will continue to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by the Company in the course of its ongoing compliance activities. The baseline review, which has been completed, has revealed that some business practices may not comply with Tyco and FCPA requirements, and in February 2010, the Company initiated discussions with the DOJ and SEC aimed at resolving these matters. While these discussions are ongoing, the Company cannot predict their outcome and cannot estimate the range of potential loss or the form of penalty, that may result from an adverse resolution. It is possible that the Company may be required to pay material fines, consent to injunctions on future conduct, or suffer other criminal or civil penalties or adverse impacts, each of which may have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million. The quarterly withdrawal liability payments are $1.1 million, $13.2 million of which had been cumulatively paid through June 25, 2010. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

BHS Contingency

        On May 14, 2010, the Company acquired BHS, which is a business that was formerly owned by The Brink's Company. Under the Coal Industry Retiree Health Benefit Act of 1992, as amended (the "Coal Act"), The Brink's Company and its majority-owned subsidiaries at July 20, 1992 (including certain legal entities acquired in the BHS acquisition) are jointly and severally liable with certain of The Brink's Company's other current and former subsidiaries for health care coverage obligations provided for by the Coal Act. A Voluntary Employees' Beneficiary Associate trust has been established by The Brink's Company to pay for these liabilities, although the trust may have insufficient funds to satisfy all future obligations. At the time of its spin-off from The Brink's Company, BHS entered into an agreement in which The Brink's Company agreed to indemnify BHS for any and all liabilities and expenses related to The Brink's Company's former coal operations, including any health care coverage obligations. The Brink's Company has agreed that this indemnification survives the Company's acquisition of BHS. The Company has evaluated its potential liability under the Coal Act as a contingency in light of all known facts, including the funding of the VEBA; and indemnification provided by The Brink's Company. The Company has concluded that no accrual is necessary due to the existence of the indemnification and its belief that The Brink's Company and the Voluntary Employee's Beneficiary Association ("VEBA") will be able to satisfy all future obligations under the Coal Act.

Other Matters

        As previously reported, in 2002, the SEC's Division of Enforcement conducted an investigation related to past accounting practices for dealer connect fees that ADT had charged to its authorized dealers upon purchasing customer accounts. The investigation related to accounting practices employed by the Company's former management, which were discontinued in 2003. Although the Company settled with the SEC in 2006, a number of former dealers and related parties have filed lawsuits against the Company, including a class action lawsuit filed in the District Court of Arapahoe County, Colorado, alleging breach of contract and other claims related to ADT's decision to terminate certain authorized dealers in 2002 and 2003. In February 2010, the Court granted a directed verdict in ADT's favor dismissing a number of the plaintiffs' key claims. The plaintiffs have appealed the verdict. While it is not possible at this time to predict the final outcome of these lawsuits, the Company does not believe these claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
3/27/10–4/23/10	—	—	—	—
4/24/10–5/28/10	972,000	$36.94	972,000	—
5/29/10–6/25/10	6,544,000	$36.75	6,544,000	$623,700,000

        The transactions described in the table above represent the repurchase of common shares on the NYSE as part of the $1.0 billion share repurchase program approved by the Board of Directors in July 2008 ("2008 Share Repurchase Program"). The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. Approximately $624 million remained outstanding under the 2008 Share Repurchase Program as of June 25, 2010.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Exhibit
3.1	Articles of Association of Tyco International Ltd. (Tyco International AG) (Tyco International SA), as amended (incorporated by reference to Item 9.01 of Tyco's Current Report on Form 8-K filed on May 28, 2010).
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
101
Financial statements from the quarterly report on Form 10-Q of Tyco International Ltd. for the quarter ended June 25, 2010 formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:	/s/ CHRISTOPHER J. COUGHLIN Christopher J. Coughlin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 29, 2010