Form 10-K
period 2010-09-24
TYCO INTERNATIONAL LTD
filed 2010-11-12
CIK 833444

Use these links to rapidly review the document

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 24, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-13836
(Commission File Number)

TYCO INTERNATIONAL LTD.
(Exact name of Registrant as specified in its charter)

Switzerland (Jurisdiction of Incorporation)	98-0390500 (I.R.S. Employer Identification Number)
Freier Platz 10, CH-8200 Schaffhausen, Switzerland (Address of registrant's principal executive office)
41-52-633-02-44 (Registrant's telephone number)
Securities registered pursuant to Section 12 (b) of the Act:
Title of each class Common Shares, Par Value CHF 7.16	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12 (g) of the Act: None

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

          The aggregate market value of voting common shares held by non-affiliates of the registrant as of March 26, 2010 was approximately $17,093,045,816

          The number of common shares outstanding as of November 5, 2010 was 489,442,702.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's proxy statement filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's 2011 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

          See page 65 to 68 for the exhibit index.

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

  •
  Flow Control designs, manufactures, sells and services valves, pipes, fittings, valve automation and heat tracing products for general process, energy and mining markets as well as the water and wastewater markets.

  •
  Fire Protection Services designs, sells, installs and services fire detection and fire suppression systems for commercial, industrial and governmental customers.

  •
  Electrical and Metal Products designs, manufactures and sells galvanized steel tubing, armored wire and cable and other metal products for non-residential construction, electrical, fire and safety and mechanical customers.

  •
  Safety Products designs, manufactures and sells fire suppression, electronic security and life safety products, including fire sprinklers, breathing apparatus, intrusion, security, access control and video management systems. In addition, Safety Products manufactures products installed and serviced by ADT Worldwide and Fire Protection Services.

        We also provide general corporate services to our segments and these costs are reported as Corporate and Other.

        Net revenue by segment for 2010 is as follows ($ in billions):

	Net Revenue	Percent of Total Net Revenue	Key Brands
ADT Worldwide	$7.4	44%	ADT, Sensormatic
Flow Control	3.4	20	Keystone, Vanessa
Fire Protection Services	3.3	19	SimplexGrinnell, Wormald
Electrical and Metal Products	1.4	8	Allied Tube & Conduit, AFC Cable Systems
Safety Products	1.5	9	Scott, Protector, Ansul, Grinnell, Software House, American Dynamics, DSC and Bentel

	$17.0	100%

        During the first quarter of 2011, the Company will realign our Safety Products segment between our ADT Worldwide and Fire Protection segments. Our existing ADT Worldwide and Fire Protection segments will create two new businesses: Tyco Security Solutions and Tyco Fire Protection.

        Tyco Security Solutions will consist of our ADT Worldwide segment as well as manufacturing security products including intrusion, security, access control and video management systems previously manufactured by our Safety Products segment. Tyco Fire Protection will consist of our Fire Protection segment as well as a number of businesses in our Safety Products segment including our fire suppression and building products and life safety products businesses.

        As a result of this realignment, as well as the planned sale of a 51% interest of our Electrical and Metal Products business (see Note 25 to the Consolidated Financial Statements), we will have three core businesses: Tyco Security Solutions, Tyco Fire Protection and Flow Control.

        Unless otherwise indicated, references in this Annual Report to 2010, 2009 and 2008 are to Tyco's fiscal years ended September 24, 2010, September 25, 2009 and September 26, 2008, respectively.

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

        During the third quarter of 2010, we announced our intention to pursue a tax-free spin-off of our Electrical and Metal Products business. On November 9, 2010, we announced an agreement to sell a 51% interest in our Electrical and Metal Products business. In connection with this announcement, we no longer plan to pursue the tax-free spin-off of our Electrical and Metal Products business as proposed on April 27, 2010. See Note 25 to the Consolidated Financial Statements.

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

Segments

        Certain prior period amounts have been reclassified to conform with the current period presentation. During the third quarter of 2010, our Board of Directors approved a plan to sell our water business in Europe, which is part of our Flow Control segment. The business met the held for sale criteria and discontinued operations criteria and has been included in discontinued operations for all periods presented. See Note 2 to the Consolidated Financial Statements. Additionally, during fiscal 2010 we aligned certain business operations resulting in prior period segment amounts being recast. See Note 19 to the Consolidated Financial Statements.

ADT Worldwide

        Our ADT Worldwide segment designs, sells, installs, services and monitors electronic security systems for residential, commercial, educational, governmental and industrial customers around the world. We are one of the world's largest providers of electronic security systems and services. We have a significant market presence in North and South America, Europe and the Asia-Pacific region. With 2010 net revenue of $7.4 billion, our ADT Worldwide segment comprises 44% of our consolidated net revenue. In 2009 and 2008, net revenue totaled $7.1 billion, or 42%, of our consolidated net revenue and $7.8 billion, or 39%, of our consolidated net revenue, respectively.

        On May 14, 2010, we acquired all of the outstanding equity of Brink's Home Security Holdings, Inc. ("BHS" or "Broadview Security") in a cash-and-stock transaction valued at approximately $2.0 billion, with $585 million in cash being used to fund the acquisition. Broadview Security is being integrated into the Company's ADT Worldwide segment. Broadview Security's core business is to provide security alarm monitoring services for residential and commercial properties in North America. It has a large residential recurring customer base, which has enhanced ADT's presence in the North American residential security business. Broadview Security is also a leader in technologies and services which are expected to enhance ADT Worldwide's service offerings to its customers. In connection with the integration of Broadview Security into the ADT Worldwide segment, the Broadview Security brand has been discontinued. We expect to realize cost savings and other synergies through operational efficiencies including consolidation of both marketing and general and administrative functions. See Note 4 to the Consolidated Financial Statements.

Services and Products

        ADT Worldwide supplies and installs electronic security systems to the residential, commercial, educational, governmental and industrial markets. It also provides electronic security services, including monitoring of burglar alarms, fire alarms and other life safety conditions as well as maintenance of electronic security systems. A significant portion of the components used in our electronic security systems are manufactured by our Safety Products segment.

        Our electronic security systems business involves the installation and use of security systems designed to detect intrusion, control access and react to movement, fire, smoke, flooding, environmental conditions, industrial processes and other hazards. These electronic security systems include detection devices that are usually connected to a monitoring center that receives and records alarm signals where skilled security monitoring specialists verify alarm conditions and initiate a range of response scenarios. For most systems, control panels identify the nature of the alarm and the areas where a sensor was triggered. Our other solutions include: access control systems for sensitive areas such as government facilities and banks; video surveillance systems designed to deter theft and fraud and help protect employees and customers; and asset protection and security management systems designed to monitor and protect physical assets as well as proprietary electronic data. Our offerings also include anti-theft systems utilizing acousto magnetic and radio frequency identification ("RFID") tags and labels in the retail industry. Many of the world's leading retailers use our Sensormatic anti-theft systems to help protect against shoplifting and employee theft.

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

Flow Control

        Our Flow Control segment designs, manufactures, sells and services valves, pipes, fittings, valve automation and heat tracing products for general process, energy and mining markets as well as the water and wastewater market. We believe we are the world's leading manufacturer of flow control products. With 2010 net revenue of $3.4 billion, our Flow Control segment comprises 20% of our consolidated net revenue. In 2009 and 2008, net revenue totaled $3.5 billion, or 21%, of our consolidated net revenue and $3.9 billion, or 20%, of our consolidated net revenue, respectively. Flow Control is a global business with 30% of its sales in Europe, Middle East and Africa ("EMEA"), 29% from the Americas, 26% from the Pacific region and 15% from Asia. During the third quarter of 2010, our Board of Directors approved a plan to sell our water business in Europe. This business met the held for sale and discontinued operations criteria and has been included in discontinued operations for all periods presented. The sale of this business closed on September 30, 2010.

Services and Products

        Flow Control designs, manufactures and services a wide variety of valves, actuators, controls, pipes, fittings and heat tracing products. Valve products include a broad range of industrial valves, including on-off valves, safety relief valves and other specialty valves. Actuation products include pneumatic, hydraulic and electric actuators. Control products include limit switches, solenoid valves, valve positioners, network systems and accessories. For the water market, Flow Control offers a wide variety of pipes and valves, for water transmission applications. Flow Control is also a global provider of heat tracing services and products. In addition to these core products, Flow Control makes a variety of specialty products for environmental (emissions monitoring, water flow and quality monitoring, dust filter cleaning systems), instrumentation (manifolds, enclosures, isolation valves) and other applications. We manufacture these products in facilities located throughout the world.

        Flow Control products are used in many applications including power generation, chemical, petrochemical, oil and gas, wastewater, pulp and paper, commercial irrigation, mining and food and beverage. Flow Control also provides engineering, design, inspection, maintenance and repair services for its valves and related products.

        Flow Control products are sold under many trade names, including Anderson Greenwood, Biffi, Crosby, Keystone, KTM, Raychem, Sempell, Tracer and Vanessa. Flow Control sells its services and products in most geographic regions directly through its internal sales force and in some cases through a network of independent distributors and manufacturers' representatives.

Customers

        Flow Control's customers include businesses engaged in a wide range of industries, including power generation, chemical and petrochemical, pharmaceutical, oil and gas exploration, production and refining, mining, water, food and beverage, marine and shipbuilding and other process industries. Customers include end users as well as engineering, procurement and construction companies, contractors, original equipment manufacturers ("OEM") and distributors. Flow Control operates an extensive network of sales, service and distribution centers to serve a wide range of global customers.

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

Fire Protection Services

        Our Fire Protection Services segment designs, sells, installs and services fire detection and fire suppression systems for commercial enterprises, governmental entities, airports, commercial shipping companies, transportation systems, healthcare owners, petrochemical facilities and homeowners. We believe we are one of the largest providers of these systems and services. With 2010 net revenue of $3.3 billion, our Fire Protection Services segment comprises 19% of our consolidated net revenue. In 2009 and 2008, net revenue totaled $3.4 billion, or 20%, of our consolidated net revenue and $3.8 billion, or 19%, of our consolidated net revenue, respectively.

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

        Fire Protection Services offers a wide range of fire alarm and fire detection systems. These alarm and detection systems include fire alarm control panels, advanced fire alarm monitoring systems, smoke, heat and carbon monoxide detectors, voice evacuation systems and emergency lighting systems. Fire Protection Services also offers a wide range of fire suppression systems, the majority of which are water-based sprinkler systems. In addition, Fire Protection Services provides custom designed special hazard suppression systems, which incorporate specialized extinguishing agents such as foams, dry chemicals and gases, in addition to spill control products designed to absorb, neutralize and solidify spills of hazardous materials. These systems are often especially suited to fire suppression in certain manufacturing, power generation, petrochemical, offshore oil exploration, transportation, data processing, telecommunications, commercial food preparation, mining and marine applications.

        Fire Protection Services installs fire detection and fire suppression systems in both new and existing buildings. These systems typically are purchased by owners, construction engineers and electrical contractors as well as mechanical or general contractors. In recent years, retrofitting of existing buildings has grown as a result of legislation mandating the installation of fire detection and fire suppression systems, especially in hotels, healthcare facilities and educational establishments. In September 2008, the International Residential Code Council, a non-profit association that develops model codes that are the predominant building and fire safety regulations used by states and jurisdictions in the United States, adopted a proposal advanced by firefighters and other life-safety advocates to require sprinkler systems in new one and two family dwellings effective in January 2011. This national code must be adopted by states and jurisdictions in order for it to be applied to new homes being built in that area. The timing of adoption will vary by state / district. Fire Protection Services also continues to focus on system maintenance and inspection, which have become increasingly significant parts of its business.

Customers

        Fire Protection Services' customers include commercial enterprises, governmental entities, airports, commercial shipping companies, transportation systems, healthcare facility owners, petrochemical facilities and homeowners. We market our fire detection and fire suppression systems to the majority of these customers through a direct sales force.

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

Electrical and Metal Products

        During the third quarter of 2010, we announced our intention to pursue a tax-free spin-off of our Electrical and Metal Products business. On November 9, 2010, we announced an agreement to sell a 51% interest in our Electrical and Metal Products business. In connection with this announcement, we no longer plan to pursue the tax-free spin-off of our Electrical and Metal Products business as proposed on April 27, 2010. See Note 25 to the Consolidated Financial Statements.

        Our Electrical and Metal Products segment designs, manufactures and sells galvanized steel tubing and pipe products, pre-wired armored electrical cables, electrical support systems and metal framing systems for trade contractors in the construction and modernization of non-residential structures such as commercial office buildings, institutional facilities, manufacturing plants and warehouses, shopping centers and multi-family dwellings. In North America, our Allied Tube & Conduit business is a leading manufacturer of electrical steel conduit and our AFC Cable Systems business is a leading manufacturer of steel and aluminum pre-wired electrical cable. Electrical and Metal Products also manufactures and sells cable tray systems, steel tubes, tiles, plates and other specialty formed steel products in South America, Asia Pacific and EMEA. With 2010 net revenue of $1.4 billion, our Electrical and Metal Products segment comprises 8% of our consolidated net revenue. In 2009 and 2008, net revenue totaled $1.4 billion, or 8%, of our consolidated net revenue and $2.3 billion, or 12%, of our consolidated net revenue, respectively.

        The market prices of key raw materials such as steel and copper have a significant impact on the segment's operating results. In particular, the difference between amounts paid for these raw materials and the selling price charged to customers for the range of value-add products manufactured from these raw materials significantly impacts operating results. As a result, this segment maintains diligent focus on raw material purchases, manufacturing processes, pricing and sales strategies.

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

        Electrical and Metal Products also designs and manufactures pre-wired armored and metal-clad electrical cable, flexible and non-metallic conduit, PVC and HDPE cable protection products, as well as other fire stop products. These offerings are sold under the brand names AFC Cable Systems, Eastern Wire and Conduit and Kaf-Tech.

Customers

        The majority of the products manufactured by Electrical and Metal Products are used by trade contractors in the construction and modernization of non-residential structures such as commercial office buildings, institutional facilities, manufacturing plants and warehouses, shopping centers and multi-family dwellings. Nearly 95% of these products are sold through wholesale distribution to trade contractors; the remaining 5% are sold to smaller contractors and homeowners through big-box home improvement retailers. Distribution-based sales account for 75% of the total revenue for the Electrical and Metal Products segment.

        The other major customer segment, representing approximately 25% of revenue, is the OEM market. The steel tubes supplied by Electrical and Metal Products are ultimately used as a component for OEM products in commercial or industrial end markets. Steel tubular products are sold direct to OEMs or through metals distributors.

Competition

        The market for electrical conduit and wiring and supports, fire protection and security products and steel tubing includes a broad range of competitors. Principal competitors range from national manufacturers to smaller regional players. Customers purchase from Electrical and Metal Products because of the product availability, breadth of product line and the premium quality of products.

Safety Products

        Our Safety Products segment designs, manufactures and sells fire suppression, electronic security and life safety products, including fire suppression products, breathing apparatus, intrusion, security, access control and video management systems. In addition, Safety Products manufactures products installed and serviced by ADT Worldwide and Fire Protection Services. With 2010 net revenue of $1.5 billion, our Safety Products segment comprises 9% of our consolidated net revenue. In 2009 and 2008, net revenue totaled $1.5 billion, or 9%, of our consolidated net revenue and $1.9 billion, or 10%, of our consolidated net revenue, respectively.

Services and Products

        Safety Products manufactures fire suppression products, including water sprinkler systems, portable fire extinguishers, commercial suppression systems for special hazards including gas, powder and foam agents, hose products and fire-fighting foam and related delivery devices. Safety Products also manufactures life safety products, including self-contained breathing apparatus designed for firefighter, industrial and military use, supplied air respirators, air-purifying respirators, thermal imaging cameras, gas detection equipment and gas masks. Safety Products' breathing apparatus are used by the military forces of several countries and many U.S. firefighters rely on the Scott Air-Pak brand of self-contained breathing apparatus.

        Safety Products designs and manufactures electronic security products, including integrated video surveillance and access control systems to enable businesses to manage their security and enhance business performance. Its global access control solutions include: integrated security management systems for enterprise applications, access control solutions applications, alarm management panels, door controllers, readers, keypads and cards. Its global video system solutions include: digital video management systems, matrix switchers and controllers, digital multiplexers, programmable cameras, monitors and liquid crystal displays. Its intrusion security products provide advanced security products for homes and businesses ranging from burglar alarms to a full range of security systems including alarm control panels, keypads, sensors and central station receiving equipment used in security monitoring centers.

        Safety Products also manufactures a number of products for ADT Worldwide and Fire Protection Services for incorporation into their electronic security systems and fire detection and fire suppression systems. These products include a wide range of our fire detection and fire suppression products, security, video and access control products, electronic article surveillance and intrusion products.

        Our Safety Products businesses utilize a worldwide network of sales offices and operate globally under various trade names, including Scott, Protector, Ansul, Grinnell, Tyco, Software House, American Dynamics, DSC and Bentel.

Customers

        In addition to selling to our ADT Worldwide and Fire Protection Services segments, Safety Products sells its products primarily through indirect distribution channels around the world. These business partners sell to customers including contractors that install fire suppression, security and theft protection systems. Some of our partners are integrators and install the products themselves; others act as dealers and sell to smaller fire and security contractors. Our customers for our breathing apparatus include fire departments, municipal and state governments and military forces as well as major companies in the Industrial sector. Customers for our fire sprinkler products include distributors, commercial builders and contractors. Residential builders, contractors and developers are emerging customers for our sprinkler products given changing regulatory dynamics.

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

Intellectual Property

        Patents, trademarks, copyrights and other proprietary rights are important to our business. We also rely upon trade secrets, manufacturing know-how, continuing technological innovations and licensing opportunities to maintain and improve our competitive position. We review third-party proprietary rights, including trademarks, patents and patent applications, in an effort to develop an effective intellectual property strategy, avoid infringement of third-party proprietary rights, identify licensing opportunities and misappropriation of our proprietary rights, and monitor the intellectual property claims of others.

        We own a portfolio of patents that principally relates to: electronic security systems; fire protection products and systems, including fire detection and fire suppression with chemical, gas, foam and water agents, piping, couplings, fittings for fluid systems; personal protective products and systems for fire and other hazards; integrated systems for surveillance and control of public transportation and other public works; structural and electrical tubing and conduit; building structural members, panels and related fixtures; fire-rated and armored electrical cabling; heat tracing and floor heating systems; security wire and fencing; and flow control products, including valves, actuators and controllers and airflow control and sensing products. We also own a portfolio of trademarks and are a licensee of various patents and trademarks. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are dependent upon national laws and use of the marks.

        While we consider our patents to be valuable assets, we do not believe that our overall competitive position is dependent on patent protection or that our overall operations are dependent upon any single patent or group of related patents.

Research and Development

        We are engaged in research and development in an effort to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of our existing products and to expand the applications for which the uses of our products are appropriate. We continually evaluate developing technologies in areas that we believe will enhance our business for possible investment. Our research and development expense was $131 million in 2010, $116 million in 2009 and $125 million in 2008.

Raw and Other Purchased Materials

        We are a large buyer of metals and other commodities, including gasoline. Materials are purchased from a large number of independent sources around the world. There have been no shortages in materials that have had a material adverse effect on our businesses. We enter into long-term supply contracts, using fixed or variable pricing to manage our exposure to potential supply disruptions. Significant changes in certain raw material costs have had, and may in the future have, an adverse impact on costs and operating margins. In particular, the Electrical and Metal Products segment is significantly affected by volatility in the price of steel and copper, with operating margins generally contracting in a declining price environment and expanding when prices of these commodities are rising.

Governmental Regulation and Supervision

        Our operations are subject to numerous federal, state and local laws and regulations, both within and outside the United States, in areas such as: consumer protection, government contracts, international trade, environmental protection, labor and employment, tax, licensing and others. For example, most U.S. states in which we operate have licensing laws directed specifically toward the alarm and fire suppression industries. Our ADT Worldwide business currently relies extensively upon the use of wireline and wireless telephone service to communicate signals, and wireline and wireless telephone companies in the United States are regulated by the federal and state governments. Another example is our Flow Control business, which is subject to strict regulations governing the import and export of goods and technologies across international borders, particularly with respect to "dual use" products, which are products that may have both civil and military applications or may otherwise be involved in weapons proliferation. In addition, government regulation of fire safety codes can impact our Fire Protection Services business. These and other laws and regulations impact the manner in which we conduct our business, and changes in legislation or government policies can affect our worldwide operations, both positively and negatively. For a more detailed description of the various laws and regulations that affect our business, see Item 1A. Risk Factors—Risks Related to Legal, Regulatory and Compliance Matters and Item 3. Legal Proceedings.

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

        Given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods, the ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict. Based upon our experience, current information regarding known contingencies and applicable laws, we concluded that it is probable that we would incur remedial costs in the range of approximately $27 million to $85 million. As of September 24, 2010, we concluded that the best estimate within this range is approximately $34 million, of which $18 million is included in accrued and other current liabilities and $16 million is included in other liabilities in the Consolidated Balance Sheet. In view of our financial position and reserves for environmental matters, we believe that any potential payment of such estimated amounts will not have a material adverse effect on our financial position, results of operations or cash flows.

Employees

        As of September 24, 2010, we employed approximately 108,000 people worldwide, of which approximately 41,000 are employed in the United States and 67,000 are outside the United States. Approximately 29,000 employees are covered by collective bargaining agreements or works councils and we believe that our relations with the labor unions are generally good.

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

        Our Internet website is www.tyco.com. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the exchange act as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. As a Swiss company, we prepare Swiss statutory financial statements, including Swiss consolidated financial statements, on an annual basis. A copy of the Swiss statutory financial statements is distributed along with our annual report to shareholders, and all of the aforementioned reports will be made available to our shareholders upon their request. In addition, we have posted the charters for our Audit Committee, Compensation and Human Resources Committee, and Nominating and Governance Committee, as well as our Board Governance Principles and Guide to Ethical Conduct, on our website under the heading "Corporate Citizenship—Governance." The annual report to shareholders, charters and principles are not incorporated in this report by reference. We will also provide a copy of these documents free of charge to shareholders upon request.

Item 1A.    Risk Factors

        You should carefully consider the risks described below before investing in our publicly traded securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as technological obsolescence, labor relations, geopolitical events, climate change and international operations.

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

  Our future growth is largely dependent upon our ability to successfully compete with new and existing competitors by developing or acquiring new technologies that achieve market acceptance with acceptable margins.

        Our businesses operate in global markets that are characterized by rapidly changing technologies, evolving industry standards and potential new entrants in our markets. For example, a number of cable and other telecommunications companies have introduced interactive security services that are competitive with the products and services offered through our ADT Worldwide business. Although these competitive products and services are currently in the initial stages of development and test marketing, if they were to be aggressively marketed and gained market acceptance, our ability to grow our ADT Worldwide business could be materially adversely affected. Accordingly, our future success depends upon a number of factors, including our ability to: identify emerging technological trends in our target end-markets; develop, acquire and maintain competitive products and services; enhance our products and services by adding innovative features that differentiate our products and services from those of our competitors; and develop or acquire, manufacture and bring products and services to market quickly and cost-effectively. Our ability to develop or acquire new products and services based on technological innovation can affect our competitive position and requires the investment of significant resources. These acquisitions and development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new technologies, products or services on a timely basis or that meet the needs of our customers as fully as competitive offerings. In addition, the markets for our products and services may not develop or grow as we anticipate. As a result, the failure of our technology, products or services to gain market acceptance or their obsolescence could significantly reduce our revenues, increase our operating costs or otherwise adversely affect our financial condition, results of operations or cash flows.

  Our ADT business may experience higher rates of customer attrition, which may reduce our future revenue and cause us to change the estimated useful lives of assets related to our security monitoring customers, increasing our depreciation and amortization expense.

        Although attrition rates for customers in our ADT Worldwide business decreased over the prior year to an average of 12.8% for 2010, as compared to 13.3% for 2009, and 12.9% in 2008, attrition rates may increase in the future due to reasons such as customer dissatisfaction or competitive offerings. In periods of increasing attrition rates, ADT's recurring revenue and results of operations may be adversely affected. The risk is more pronounced in times of economic uncertainty. Tyco amortizes the costs of ADT's contracts and related customer relationships purchased through the ADT dealer program based on the estimated life of the customer relationships. Internally generated residential and commercial pools are similarly depreciated. If attrition rates were to rise significantly,

Tyco may be required to accelerate the depreciation and amortization of subscriber system assets and intangible assets, which could cause a material adverse effect on our financial condition or results of operations.

  We have significant operations outside of the United States, which are subject to political, economic and other risks inherent in operating outside of the United States.

        We generated 51% of our net revenue outside of the United States in 2010. We expect net revenue generated outside of the United States to continue to represent a significant portion of total net revenue. Business operations outside of the United States are subject to political, economic and other risks inherent in operating in certain countries, such as:

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

  •
  changes in enacted tax laws;

  •
  limitations on repatriation of earnings; and

  •
  fluctuations in revenues, operating margins and other financial measures due to changes in foreign currency exchange rates.

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

        Our net revenue derived from sales in non-U.S. markets for 2010 was 51% of our total net revenue, and we expect revenue from non-U.S. markets to continue to represent a significant portion of our total net revenue. Therefore, if the U.S. dollar has strengthened in relation to the principle foreign currencies where we derive revenue as compared to a prior period, our U.S. dollar reported revenue and income will decrease, and vice-versa. Changes in the relative values of currencies occur regularly and in some instances, may have a significant effect on our results of operations. Our financial statements reflect translation of items denominated in non-U.S. currencies to U.S. dollars, our functional currency (using year-end exchange rates for balance sheet data and average exchange rates for statement of operations data).

        In addition, we are a large buyer of metals and other commodities, including fossil fuels for our manufacturing operations and our vehicle fleet, the prices of which have fluctuated significantly in recent years. Increases in the prices of some of these commodities could increase the costs of manufacturing our products and providing our services. We may not be able to pass on these costs to our customers or otherwise effectively manage price volatility and this could have a material adverse effect on our financial condition, results of operations or cash flows. Further, in a declining price environment, our operating margins may contract because we account for inventory using the first-in, first-out method. This is most pronounced in our Electrical and Metal Products segment, which we have agreed to sell a 51% interest, where fluctuations in the price of copper and steel can negatively affect both revenue and operating margins.

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

        We continue to evaluate the performance of all of our businesses and may sell businesses or product lines. For example, we recently announced that we have agreed to sell a 51% interest in our Electrical and Metal Products business segment to an affiliate of Clayton, Dubilier and Rice, LLC for approximately $720 million. The sale is expected to close in the first half of 2011. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain environmental or other contingent liabilities related to the divested business. In addition, divestitures may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line.

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

        We purchase materials, components and equipment from unrelated parties for use in our manufacturing operations. If we cannot obtain sufficient quantities of these items at competitive prices and quality and on a timely basis, we may not be able to produce sufficient quantities of product to satisfy market demand, product shipments may be delayed or our material or manufacturing costs may increase. In addition, because we cannot always immediately adapt our cost structures to changing market conditions, our manufacturing capacity may at times exceed or fall short of our production requirements. Any of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise adversely affect our financial condition, results of operations or cash flows.

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

  We have recognized substantial impairment charges in the past and may be required to recognize additional impairment charges in the future.

        Pursuant to accounting principles generally accepted in the United States, we are required to periodically assess our goodwill, intangibles and other long-lived assets to determine if they are impaired. Disruptions to our business, end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures and market capitalization declines may result in additional charges for goodwill and other asset impairments. During the second fiscal quarter of 2009, we recognized aggregate goodwill and intangible asset impairments of $2.7 billion, resulting primarily from a slowdown in the commercial markets including the retailer end market in certain of our businesses; a decline in sales volume at our Electrical and Metal Products segment; and downward revisions to forecasted results, restructuring actions and weaker industry outlooks. As a result, the Company recognized an aggregate goodwill impairment of $2.6 billion ($2.6 billion after-tax) at six of our reporting units and intangible asset impairments of $64 million ($40 million after-tax). The Company believes that our goodwill balance as of September 24, 2010 is recoverable. However, fair value determinations require considerable judgment and are sensitive to change. Additional impairments to one or more of our reporting units could occur in future periods whether or not connected to the annual impairment analysis. Future impairment charges could materially affect our reported earnings in the periods of such charges and could adversely affect our financial condition and results of operations.

Risks Related to Legal, Regulatory and Compliance Matters

  We are subject to a variety of claims and litigation that could cause a material adverse effect on our financial condition, results of operations or cash flows.

        We are subject to a significant number of claims and are named as a defendant in numerous lawsuits, including claims for damages arising out of the use or installation of our products or services, litigation alleging the infringement of intellectual property rights, litigation alleging anti-competitive behavior, litigation related to environmental matters, product liability litigation (including asbestos-related claims), and litigation related to employee matters and commercial disputes. In certain circumstances, patent infringement and anti-trust laws permit successful plaintiffs to recover treble damages. The defense of these lawsuits may divert our management's attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies, that could have a material adverse effect on our financial condition, results of operations or cash flows. Moreover, any insurance or indemnification rights that we have may be insufficient or unavailable to protect us against potential loss exposures.

  Legislative action by the U.S. Congress could materially, adversely affect us.

        Legislative action could be taken by the U.S. Congress which, if ultimately enacted, could override tax treaties upon which we rely, which would adversely affect our effective corporate tax rate. We cannot predict the outcome of any specific legislative proposals. However, if proposals were enacted that had the effect of disregarding our incorporation in Switzerland or limiting our ability as a Swiss company to take advantage of the tax treaties between Switzerland and the United States, we could be subjected to increased taxation. Also, various U.S. federal and state legislative proposals have been introduced in recent years that deny, or would deny, government contracts to U.S. companies that move their locations abroad. We cannot assure you that such legislation, if enacted, would not apply to us.

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

        We operate in regulated industries. Our U.S. operations are subject to regulation by a number of federal, state and local governmental agencies with respect to safety of operations and equipment, labor and employment matters and financial responsibility. Intrastate operations in the United States are subject to regulation by state regulatory authorities, and our international operations are regulated by the countries in which they operate and by extra-territorial laws. We and our employees are subject to various U.S. federal, state and local laws and regulations, as well as non-U.S. laws and regulations, including many related to consumer protection. Most states in which we operate have licensing laws covering the monitored security services industry and the construction industry. Our ADT Worldwide segment relies heavily upon both wireline and wireless telephone service to communicate signals, and these technologies are regulated by both the federal and state governments. Changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses. If laws and regulations changed or we failed to comply, our financial condition, results of operations or cash flows could be materially and adversely affected.

  We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws outside the United States.

        The U.S. Foreign Corrupt Practices Act (the "FCPA") and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in FCPA enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice ("DOJ") and the Securities and Exchange Commission ("SEC"), increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental and commercial corruption to some degree and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Furthermore, we are subject to investigations by the DOJ and the SEC related to allegations that improper payments have been made by our subsidiaries and agents in recent years in violation of the FCPA. We have continued to report to the DOJ and the SEC the remedial measures that we have taken in response to the allegations and our own internal investigations. In 2005, we informed the DOJ and the SEC that we had retained outside counsel to perform a Company-wide baseline review of our policies, controls and practices with respect to the FCPA. The baseline review, which has been completed, has revealed that some business practices may not comply with Tyco and FCPA requirements. In February 2010, we initiated discussions with the DOJ and SEC aimed at resolving these matters. Active discussions are ongoing; however, the timing for ultimately reaching resolution as well as the outcome of this matter remains uncertain. In connection with the resolution of these matters, it is possible that we will be required to pay material fines, consent to injunctions on future conduct, consent to the imposition of a compliance monitor, or suffer other civil or criminal penalties or adverse impacts, including being subject to lawsuits brought by private litigants or a general loss of investor confidence, any one of which could adversely affect our financial position, results of operations, cash flows, business prospects or the market value of our stock.

  Our failure to satisfy international trade compliance regulations may adversely affect us.

        Our global operations require importing and exporting goods and technology across international borders on a regular basis. Certain of the products we manufacture are "dual use" products, which are products that may have both civil and military applications, and are often subject to more stringent export controls. From time to time, we obtain or receive information alleging improper activity in connection with imports or exports. Our policy mandates strict compliance with U.S. and international trade laws. When we receive information alleging improper activity, our policy is to investigate that information and respond appropriately, including, if warranted, reporting our findings to relevant governmental authorities. Nonetheless, we cannot provide assurance that our policies and procedures will always protect us from actions that would violate U.S. and/or foreign laws. Such improper actions could subject the Company to civil or criminal penalties, including material monetary fines, or other adverse actions including denial of import or export privileges, and could damage our reputation and our business prospects.

  We continue to be responsible for a portion of our contingent and other corporate liabilities following the Separation, primarily those relating to pre-Separation income tax liabilities.

        Under the Separation and Distribution Agreement, the Tax Sharing Agreement and other agreements entered in connection with the Separation, subject to certain exceptions contained in the Tax Sharing Agreement, we, Covidien and Tyco Electronics have agreed to assume and be responsible for 27%, 42% and 31%, respectively, of certain of our contingent and other corporate liabilities. All costs and expenses associated with the management of these contingent and other corporate liabilities are generally shared equally among the parties. These contingent and other corporate liabilities primarily relate to pre-Separation income tax liabilities. Liabilities that are specifically related to one of the three separated companies are not allocated.

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

  We are subject to product liability claims relating to products we manufacture or install, including claims arising from exposure to asbestos. These claims could result in significant costs and liabilities and reduce our profitability.

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

        In addition, we could face liability for failure to respond adequately to alarm activations or failure of our fire protection systems to operate as expected. The nature of the services we provide exposes us to the risks that we may be held liable for employee acts or omissions or system failures. In an attempt to reduce this risk, our alarm monitoring agreements and other contracts contain provisions limiting our liability in such circumstances. We cannot assure you, however, that these limitations will be enforced. Losses from such litigation could be material to our financial condition, results of operations or cash flows.

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

        The ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon our experience, current information regarding known contingencies and applicable laws, we concluded that it is probable that we would incur remedial costs of approximately $27 million to $85 million as of September 24, 2010. As of September 24, 2010, we concluded that the best estimate within this range is approximately $34 million, of which $18 million is included in accrued and other current liabilities and $16 million is included in other liabilities in the Consolidated Balance Sheets as of September 24, 2010. Environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with such laws, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or materially adversely affect our financial condition, results of operations or cash flows. We may also be subject to material liabilities for additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities or for existing environmental conditions of which we are not presently aware.

Risks Related to Our Liquidity

  Disruptions in the financial markets could have adverse effects on us, our customers and our suppliers, as access to liquidity may be negatively impacted by disruptions in the credit markets, leading to increased funding costs or unavailability of credit.

        In the normal course of our business, we may access credit markets for general corporate purposes, which may include repayment of indebtedness, acquisitions, additions to working capital, repurchase of common shares, capital expenditures and investments in the Company's subsidiaries. Although we believe we have sufficient liquidity to meet our foreseeable needs, our access to and the cost of capital could be negatively impacted by disruptions in the credit markets. In 2009 and 2010, credit markets experienced significant dislocations and liquidity disruptions, and similar disruptions in the credit markets could make financing terms for borrowers unattractive or unavailable. These factors may make it more difficult or expensive for us to access credit markets if the need arises. In addition, these factors may make it more difficult for our suppliers to meet demand for their products or for prospective customers to commence new projects, as customers and suppliers may experience increased costs of debt financing or difficulties in obtaining debt financing. Disruptions in the financial markets have had adverse effects on other areas of the economy and have led to a slow down in general economic activity that may continue to adversely affect our businesses. These disruptions may have other unknown adverse affects. Based on these conditions, our profitability and our ability to execute our business strategy may be adversely affected.

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

        We estimate that our available cash, our cash flow from operations and amounts available to us under our revolving lines of credit will be adequate to fund our operations and service our debt for the foreseeable future. However, material adverse legal judgments, fines, penalties or settlements arising from litigation and similar contingencies could require additional funding. If such developments require us to obtain additional funding, we cannot provide assurance that we will be able to obtain the additional funding that we need on commercially reasonable terms or at all, which could have a material adverse effect on our financial condition, results of operations or cash flows.

        Such an outcome could have important consequences to you. For example, it could:

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes, including dividend payments;

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

        Under the Tax Sharing Agreement, we share responsibility for certain of our, Covidien's and Tyco Electronics' income tax liabilities that result in cash payments, based on a sharing formula for periods prior to and including June 29, 2007. More specifically, we, Covidien and Tyco Electronics share 27%, 42% and 31%, respectively, of income tax liabilities that arise from adjustments made by tax authorities to our, Covidien's and Tyco Electronics' U.S. and certain non-U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the Separation. Costs and expenses associated with the management of these shared tax liabilities will generally be shared equally among the parties. We are responsible for all of our own taxes that are not shared pursuant to the Tax Sharing Agreement's sharing formula. In addition, Covidien and Tyco Electronics are responsible for their tax liabilities that are not subject to the Tax Sharing Agreement's sharing formula. In connection with the execution of the Tax Sharing Agreement, we established receivables from Covidien and Tyco Electronics representing the amount we expected to receive for pre-Separation uncertain tax positions. We also established liabilities representing the fair market value of our share of their estimated obligations under the Tax Sharing Agreement. As of September 24, 2010, we had recorded $89 million in other assets and $25 million in prepaid expenses and other current assets representing the receivables from Covidien and Tyco Electronics. We had also recorded $398 million in other liabilities and $156 million in accrued and other current liabilities representing our estimated obligations to Covidien and Tyco Electronics under the Tax Sharing Agreement.

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

        The Company and its subsidiaries' income tax returns periodically are examined by various tax authorities. In connection with these examinations, tax authorities, including the Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments, in particular, with respect to tax years preceding the Separation. We are reviewing and contesting certain of the proposed tax adjustments. Although we expect to resolve a substantial number of the proposed tax adjustments with the IRS, a few significant items are expected to remain open with respect to the audit of the 1997 through 2004 years. As of the date hereof, it is unlikely that we will be able to resolve these open items, which primarily involve the treatment of certain intercompany transactions during the period, through the IRS appeals process. As a result, we may be required to litigate these matters. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional income taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these liabilities in light of changing facts and circumstances. We have assessed our obligations under the Tax Sharing Agreement and determined that the recorded liability is sufficient to cover the indemnifications made by us under such agreement. However, such amount could differ materially from amounts that are actually determined to be due, and any such difference could materially adversely affect our financial position, results of operations or cash flows.

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

        Because of differences between Swiss law and U.S state and federal laws and differences between the governing documents of Swiss companies incorporated in the U.S., it may not be possible to enforce court judgments obtained in the United States against Tyco International based on the civil liability provisions of the federal or state securities laws of the United States in Switzerland. As a result, in a lawsuit based on the civil liability provisions of the U.S. federal or state securities laws, U.S. investors may find it difficult to:

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

  As a result of our change of domicile from Bermuda to Switzerland and the increase in the par value of our shares, we may have less flexibility with respect to certain aspects of capital management.

        In connection with our change of domicile from Bermuda to Switzerland, we significantly increased the par value of our shares. Currently the par value of our shares is CHF 7.16 (or approximately $7.41 based on the exchange rate in effect on November 8, 2010). Under Swiss law, we generally may not issue registered shares for an amount below par value. As of November 8, 2010 the closing price of our ordinary shares on the NYSE was $39.11. In the event there is a need to raise common equity capital at a time when the trading price of our registered shares is below our par value, we would need to obtain approval of our shareholders to decrease the par value of our registered shares. We cannot assure you that we would be able to obtain such shareholder approval in a timely manner. Obtaining shareholder approval would require filing a preliminary proxy statement with the SEC and convening a meeting of shareholders which would delay any capital raising plans. If we were to receive shareholder approval to reduce the par value of our registered shares, the reduction would decrease our ability to pay dividends as a repayment of share capital, which may subject you to Swiss withholding tax.

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

        ADT Worldwide operates through a network of offices and service facilities located in North America, Central America, South America, Europe, the Middle East, the Asia-Pacific region and South Africa. The group occupies approximately 7 million square feet, of which 1 million square feet are owned and 6 million square feet are leased.

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

        In the opinion of management, our properties and equipment are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. See Note 14 to Consolidated Financial Statements for a description of our lease obligations.

Item 3.    Legal Proceedings

        As previously disclosed, the Company and certain of its officers and directors were subject to a number of lawsuits alleging violations of federal and state securities laws and related claims. Since June 2007, the Company has resolved substantially all of these claims, although a number of matters have not reached final resolution. The most significant of these is the previously disclosed settlement for $79 million of the Stumpf v. Tyco International Ltd. matter, a class action lawsuit arising from Tyco's July 2000 initial public offering of common stock of TyCom Ltd. The settlement received final court approval on August 25, 2010 from the United States District Court for the District of New Jersey, although certain contingencies for the matter will remain outstanding until the end of calendar year 2010. The settlement is subject to the liability sharing provisions of the Separation and Distribution Agreement with Covidien and Tyco Electronics. The Company believes its remaining reserve related to legacy securities matters is sufficient to satisfy the final resolution of this matter.

        Tyco is also a party to several lawsuits involving disputes with former management, among which are affirmative cases brought by Tyco against Mr. Dennis L. Kozlowski, Tyco's former chief executive officer, Mr. Mark Swartz, its former chief financial officer, and Mr. Frank Walsh Jr., a former director. In connection with these affirmative actions, Messrs. Kozlowski and Swartz are seeking an aggregate of approximately $128 million allegedly due in connection with their compensation and retention arrangements and under ERISA, and Mr. Walsh has made claims alleging that Tyco is required to indemnify him for his defense costs and settlement amounts paid by him in connection with securities lawsuits and arising from his role as a Tyco director. Tyco intends to vigorously defend each of these actions. In October 2010, the U.S. District Court for the Southern District of New York denied Tyco's affirmative claims against Mr. Walsh. Tyco intends to appeal this decision. Mr. Walsh's claims for indemnification against Tyco remain outstanding.

        Tyco has reserved its best estimate of probable loss for these matters, and although their ultimate resolution could differ materially from these estimates, it does not believe any such resolution would have a material adverse effect on its financial position, results of operations or cash flows.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 24, 2010, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $27 million to $85 million. As of September 24, 2010, Tyco concluded that the best estimate within this range is approximately $34 million, of which $18 million is included in accrued and other current liabilities and $16 million is included in other liabilities in the Company's Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payments of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos Matters

        The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. Of the lawsuits that have proceeded to trial since 2005, the Company has won or settled all but one case, with that one case returning an adverse jury verdict for approximately $7.7 million, which included both compensatory and punitive damages. The Company recently settled the matter while its appeal was pending for significantly less than the amount awarded by the jury. As of September 24, 2010, there were approximately 3,500 lawsuits pending against the Company and its subsidiaries. Each lawsuit typically includes several claims, and the Company has determined that there were approximately 4,700 claims outstanding as of September 24, 2010, which amount reflects the Company's current estimate of the number of active claims made against it or its affiliates, and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants or are duplicative of other actions.

        For a detailed discussion of asbestos-related matters, see Note 14 of the Consolidated Financial Statements.

Income Tax Matters

        The Company and its subsidiaries' income tax returns periodically are examined by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments, in particular, with respect to tax years preceding the Separation. We are reviewing and contesting certain of the proposed tax adjustments. Although we expect to resolve a substantial number of the proposed tax adjustments with the IRS, a few significant items are expected to remain open with respect to the audit of the 1997 through 2004 years. As of the date hereof, it is unlikely that we will be able to resolve these open items, which primarily involve the treatment of certain intercompany transactions during the period, through the IRS appeals process. As a result, we may be required to litigate these matters. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional income taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these liabilities in light of changing facts and circumstances. We have assessed our obligations under the Tax Sharing Agreement and determined that the recorded liability is sufficient to cover the indemnifications made by us under such agreement. However, such amount could differ materially from amounts that are actually determined to be due, and any such difference could materially adversely affect our financial position, results of operations, cash flows or the effective tax rate in future reporting periods.

        For a detailed discussion of income tax matters and audits, see Note 6 of the Consolidated Financial Statements.

Compliance Matters

        As previously reported in the Company's periodic filings, the Company has received and responded to various allegations and other information that certain improper payments were made by the Company's subsidiaries and agents in recent years. For example, two subsidiaries in the Company's Flow Control business in Italy have been charged, along with numerous other parties, in connection with the Milan public prosecutor's investigation into allegedly improper payments made to certain Italian entities, and the Company has reported to German authorities potentially improper conduct involving agents retained by the Company's EMEA water business. The Company has since resolved this matter with German authorities while the Italian matter remains outstanding. The Company reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to these and other allegations and its internal investigations. In 2005, the Company informed the DOJ and the SEC that it retained outside counsel to perform a Company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), and that it would continue to investigate and make periodic progress reports to these agencies. The Company has and will continue to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by the Company in the course of its ongoing compliance activities. The baseline review, which has been completed, has revealed that some business practices may not comply with Tyco and FCPA requirements, and in February 2010, the Company initiated discussions with the DOJ and SEC aimed at resolving these matters. Active discussions remain ongoing, and the Company cannot predict the timing of their resolution or their outcome and cannot estimate the range of potential loss or the form of penalty that may result from an adverse resolution. It is possible that the Company may be required to pay material fines, consent to injunctions on future conduct, consent to the imposition of a compliance monitor, or suffer other criminal or civil penalties or adverse impacts, including being subject to lawsuits brought by private litigants, each of which may have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

        As previously disclosed, in early 2007 certain former subsidiaries in the Company's Flow Control business were charged by the German Federal Cartel Office ("FCO") with engaging in anti-competitive practices, in particular with regard to its hydrant, valve, street box and fittings business. The Company investigated this matter and determined that the conduct may have violated German anti-trust law. The Company is cooperating with the FCO in its ongoing investigation of this violation. The Company cannot estimate the range of potential loss that may result from this violation. It is possible that the Company may be subject to civil or criminal proceedings and may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its financial position, results of operations or cash flows.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million. The quarterly withdrawal liability payments are $1.1 million, $14.3 million of which has been cumulatively paid through September 24, 2010. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

Broadview Security Contingency

        On May 14, 2010, the Company acquired Broadview Security, which is a business that was formerly owned by The Brink's Company. Under the Coal Industry Retiree Health Benefit Act of 1992, as amended (the "Coal Act"), The Brink's Company and its majority-owned subsidiaries at July 20, 1992 (including certain legal entities acquired in the Broadview Security acquisition) are jointly and severally liable with certain of The Brink's Company's other current and former subsidiaries for health care coverage obligations provided for by the Coal Act. A Voluntary Employees' Beneficiary Associate ("VEBA") trust has been established by The Brink's Company to pay for these liabilities, although the trust may have insufficient funds to satisfy all future obligations. At the time of its spin-off from The Brink's Company, Broadview Security entered into an agreement in which The Brink's Company agreed to indemnify Broadview Security for any and all liabilities and expenses related to The Brink's Company's former coal operations, including any health care coverage obligations. The Brink's Company has agreed that this indemnification survives the Company's acquisition of Broadview Security. The Company has evaluated its potential liability under the Coal Act as a contingency in light of all known facts, including the funding of the VEBA, and indemnification provided by The Brinks Company. The Company has concluded that no accrual is necessary due to the existence of the indemnification and its belief that The Brink's Company and the VEBA will be able to satisfy all future obligations under the Coal Act.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The number of registered holders of Tyco's common shares as of November 5, 2010 was 26,561.

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

	Year Ended September 24, 2010			Year Ended September 25, 2009
	Market Price Range			Market Price Range
			Dividends Declared Per Common Share(1)			Dividends Declared Per Common Share(1)
Quarter	High	Low		High	Low
First	$37.08	$33.32	$0.22	$35.02	$15.65	$0.20
Second	38.19	33.95	0.19	24.57	17.43	0.21
Third	40.54	35.00	0.21	28.86	18.88	0.21
Fourth	39.79	34.43	0.24	34.87	25.55	0.23

			$0.86			$0.85

(1)
The dividends declared in 2010 and the second through fourth quarters of 2009 are the U.S. dollar equivalent of Swiss francs converted at the U.S. dollar/Swiss franc exchange rate shortly before the payment dates. As a Swiss company, dividends paid by Tyco are subject to shareholder approval. Shareholders approved annual dividends of CHF 0.93 and CHF 0.90 at the shareholder meetings held on March 12, 2009 and March 11, 2010, respectively. At the time of approval, the equivalent U.S. dollar amount of these dividends were $0.80 and $0.84, respectively.

Dividend Policy

        Pursuant to Swiss law, dividend payments made prior to January 1, 2011 are subject to Swiss withholding taxes unless made in the form of a return of capital from our registered share capital. As a result, we have paid dividends in the form of a reduction of registered share capital, denominated in Swiss francs since March 2009. Notwithstanding the Swiss denomination of annual dividends we have made payments of dividends in U.S. dollars based on exchange rates in effect shortly before the payment date. Fluctuations in the value of the U.S. dollar compared to the Swiss franc between the date the dividend is declared and paid increase or decrease the U.S. dollar amount required to be paid. We have managed the variability in cash flows associated with the dividend payments by entering into derivative financial instruments used as economic hedges of the underlying risk. Our last dividend expected to be paid out of registered share capital is scheduled to be paid in February 2011. After this payment, we expect to make dividend payments in the form of a reduction in contributed surplus, which are also expected to be made free of Swiss withholding taxes, but can be denominated and paid in U.S. dollars, removing the exposure to currency fluctuations for recipients of the dividend. We expect to obtain shareholder approval of the annual dividend amount out of contributed surplus each year at our annual general meeting, and we expect to distribute the approved dividend amount in four quarterly installments, the timing of which will be determined by our Board of Directors. The timing, declaration and payment of future dividends to holders of our common shares will depend upon many factors, including our financial condition and results of operations, the capital requirements of our businesses, industry practice and any other relevant factors. Future dividends will be proposed by our Board of Directors and, as stated above, require shareholder approval.

Performance Graph

        Set forth below is a graph comparing the cumulative total shareholder return on Tyco's common shares against the cumulative return on the S&P 500 Index and the S&P 500 Industrials Index, assuming investment of $100 on September 30, 2005, including the reinvestment of dividends. The graph shows the cumulative total return as of the fiscal years ended September 29, 2006, September 28, 2007, September 26, 2008, September 25, 2009 and September 24, 2010.

Total Return To Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage Years Ended
Company/Index	9/06	9/07	9/08	9/09	9/10
Tyco International Ltd.	1.59	2.61	(17.97)	(3.58)	16.16
S&P 500 Index	10.79	16.44	(18.85)	(11.56)	12.23
S&P 500 Industrials Index	8.34	20.96	(15.16)	(8.00)	13.83

	9/05	9/06	9/07	9/08	9/09	9/10
Tyco International Ltd.	$100	$101.59	$104.25	$85.51	$82.45	$95.77
S&P 500 Index	100	110.79	129.00	104.68	92.58	103.90
S&P 500 Industrials Index	100	108.34	131.05	111.19	102.29	116.43

Equity Compensation Plan Information

        The following table provides information as of September 24, 2010 with respect to Tyco's common shares issuable under its equity compensation plans:

	Equity Compensation Plan
Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2004 Stock and Incentive Plan(1)	25,330,612	$42.10	22,001,897
LTIP Plan(2)	3,732,606	32.70	—
ESPP(3)	—	—	2,919,845

	29,063,218		24,921,742

Equity compensation plans not approved by security holders:
LTIP II Plan(4)	3,330,741	$54.73	—
SAYE(5)	243,904	36.16	—
Broadview Security Plans(6)	479,011	26.28	263,540

	4,053,656		263,540

Total	33,116,874		25,185,282

(1)
The Tyco International Ltd. 2004 Stock and Incentive Plan ("Plan") provides for the award of stock options, restricted shares and other equity and equity-based awards to Board members, officers and non-officer employees. Amount shown under number of securities to be issued upon exercise of outstanding options includes 205,044 deferred stock unit ("DSU") grants and dividend equivalents earned on each DSU account, 19,725,390 shares to be issued upon exercise of options, 3,671,026 restricted stock units and 1,729,152 performance share units representing target payout. There are currently no restricted share awards outstanding under this plan. Amount shown under shares available reflects the aggregate shares available under Tyco International Ltd. Long Term Incentive Plan ("LTIP"), LTIP II and the 2004 Stock and Incentive Plan. Shares available under LTIP and LTIP II in March 2004 were rolled into the 2004 Stock and Incentive Plan as of the inception of the Plan.

(2)
The LTIP allows for the grant of stock options and other equity or equity-based grants to Board members, officers and non-officer employees. Amount shown under number of securities to be issued upon exercise of outstanding options includes 2,864,247 shares to be issued upon exercise of options, including 20,137 assumed in connection with acquisitions with a weighted-average exercise price of $61.09 and 868,359 DSU grants and dividend equivalents earned on each DSU account. No additional options may be granted under those assumed plans. Effective as of inception of the 2004 Stock and Incentive Plan, no additional grants may be made under the LTIP or the LTIP II.

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

(6)
In connection with the acquisition of Broadview Security in May 2010, options outstanding under the Brink's Home Security Holdings, Inc. 2008 Equity Incentive Plan ("2008 Equity Plan") and the Brink's Home Security Holdings, Inc. Non-Employee Director's Equity Plan were converted into options to purchase Tyco common shares. Shares available represent the number of shares available for issuance under future awards from the 2008 Equity Plan, which are now available for future issuance under Tyco's 2004 Stock and Incentive Plan.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
6/26/10–7/23/10	7,435,500	$36.23	7,435,500	—
7/24/10–8/27/10	6,321,123	$37.47	6,321,123	—
8/28/10–9/24/10	3,057,000	$38.27	3,057,000	$1,000,415,000

        The transactions described in the table above represent the repurchase of common shares on the NYSE as part of the $1.0 billion share repurchase program approved by the Board of Directors in July 2008 ("2008 Share Repurchase Program"). The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. The Company has substantially completed the 2008 Share Repurchase Program. On September 8, 2010, the Board of Directors approved a new $1 billion share repurchase program ("2010 Share Repurchase Program"). Less than $1 million and $1 billion remained outstanding under the 2008 and 2010 Share Repurchase Programs, respectively, as of September 24, 2010.

Item 6.    Selected Financial Data

        The following table sets forth selected consolidated financial data of Tyco. This data is derived from Tyco's Consolidated Financial Statements for the years ended September 24, 2010, September 25, 2009, September 26, 2008, September 28, 2007 and September 29, 2006, respectively. Tyco has a 52 or 53-week fiscal year that ends on the last Friday in September. Fiscal years 2010, 2009, 2008, 2007 and 2006 were all 52-week years. Fiscal 2011 will be a 53-week year which will end on September 30, 2011.

        During the third quarter of fiscal 2010, we entered into an agreement to sell our European water business. The business met the held for sale and discontinued operations criteria and therefore has been included in discontinued operations in all periods presented below. In the third quarter of fiscal 2007, we completed the spin-offs of Covidien and Tyco Electronics, formerly our Healthcare and Electronics businesses, respectively. These businesses are classified as discontinued operations in fiscal 2007 and 2006. Net income (loss) attributable to Tyco common shareholders for 2007 and 2006 includes income (loss) from discontinued operations of $814 million and $2.8 billion, respectively, primarily related to the Healthcare and Electronics businesses. This selected financial data should be read in conjunction with Tyco's Consolidated Financial Statements and related Notes included elsewhere in this Annual Report as well as the section of this Annual Report titled Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	2010	2009(1)	2008	2007(2)	2006
Consolidated Statements of Operations Data:
Net revenue	$17,016	$16,882	$19,733	$18,055	$16,699
Income (loss) from continuing operations attributable to Tyco common shareholders	1,125	(1,845)	1,062	(2,556)	775
Net income (loss) attributable to Tyco common shareholders	1,132	(1,798)	1,553	(1,742)	3,590
Basic earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	2.32	(3.90)	2.19	(5.16)	1.54
Net income (loss)	2.33	(3.80)	3.21	(3.52)	7.14
Diluted earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	2.31	(3.90)	2.18	(5.16)	1.51
Net income (loss)	2.32	(3.80)	3.19	(3.52)	6.95
Cash dividends per share	0.86	0.84	0.65	1.60	1.60
Consolidated Balance Sheet Data (End of Year):
Total assets	$27,128	$25,553	$28,804	$32,815	$63,011
Long-term debt	3,652	4,029	3,709	4,080	8,856
Total Tyco shareholders' equity	14,084	12,941	15,494	15,624	35,387

(1)
Loss from continuing operations attributable to Tyco common shareholders for the year ended September 25, 2009 includes goodwill and intangible asset impairment charges of $2.7 billion, which was recorded during the quarter ended March 27, 2009.

(2)
Loss from continuing operations attributable to Tyco common shareholders for the year ended September 28, 2007 includes a class action settlement charge, net of $2.9 billion.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        The following discussion and analysis of the Company's financial condition and results of operations should be read together with the Selected Financial Data and our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report. The Company does not believe that its historical operating results will be indicative of future operating results. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the headings "Risk Factors" and "Forward-Looking Information."

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

  •
  Flow Control designs, manufactures, sells and services valves, pipes, fittings, valve automation and heat tracing products for general process, energy and mining markets as well as the water and wastewater markets.

  •
  Fire Protection Services designs, sells, installs and services fire detection and fire suppression systems for commercial, industrial and governmental customers.

  •
  Electrical and Metal Products designs, manufactures and sells galvanized steel tubing, armored wire and cable and other metal products for non-residential construction, electrical, fire and safety and mechanical customers.

  •
  Safety Products designs, manufactures and sells fire suppression, electronic security and life safety products, including fire sprinklers, breathing apparatus, intrusion, security, access control and video management systems. In addition, Safety Products manufactures products installed and serviced by ADT Worldwide and Fire Protection Services.

        We also provide general corporate services to our segments and these costs are reported as Corporate and Other.

        References to the segment data are to the Company's continuing operations. Certain prior period amounts have been reclassified to conform with the current period presentation. The Company has reclassified certain businesses which have satisfied the criteria to be presented as discontinued operations to income from discontinued operations in the Consolidated Statements of Operations and assets and liabilities held for sale within the Consolidated Balance Sheets. See Note 2 to the Consolidated Financial Statements. Additionally, the Company has realigned certain business operations during the first quarter of fiscal 2010 resulting in prior period segment amounts being recast. See Note 19 to the Consolidated Financial Statements.

        On May 14, 2010, we acquired all of the outstanding equity of Brink's Home Security Holdings, Inc. ("BHS" or "Broadview Security") in a cash-and-stock transaction valued at approximately

$2.0 billion, with $585 million in cash being used to fund the acquisition. Broadview Security is being integrated into the Company's ADT Worldwide segment. Broadview Security's core business is to provide security alarm monitoring services for residential and commercial properties in North America. It has a large residential recurring customer base, which has enhanced ADT's presence in the North American residential security business. Broadview Security is also a leader in technologies and services which are expected to enhance ADT Worldwide's service offerings to its customers. In connection with the integration of Broadview Security into the ADT Worldwide segment, the Broadview Security brand has been discontinued, and we expect to realize cost savings and other synergies through operational efficiencies including consolidation of both marketing and general and administrative functions. During the fourth quarter of fiscal 2010, we initiated a program to fully integrate Broadview Security into our ADT Worldwide segment. We anticipate that Broadview Security will be fully integrated into our ADT Worldwide segment's North America business during the first half of 2011. As a result, Broadview Security's operating results, including its revenue and income from continuing operations, will be reflected in the operating results of our ADT North America business and will no longer be reported separately.

        Due to the integration of operations, we have estimated that Broadview Security contributed approximately $193 million to our consolidated net revenue and a loss from continuing operations of $25 million during 2010. We incurred approximately $17 million of costs directly related to the acquisition and $18 million of integration costs for a total of $35 million during 2010. Of this amount, $32 million has been recorded in our ADT Worldwide segment and $3 million in Corporate and Other. Both acquisition and integration costs have been recorded within selling, general and administrative expenses in our Consolidated Statement of Operations during 2010. In addition, our ADT Worldwide segment recorded $14 million of restructuring expenses related to combining the Broadview Security and ADT Worldwide businesses, which have been recorded within restructuring, asset impairments and divestiture charges, net in our Consolidated Statement of Operations during 2010.

        Also, during the third quarter of 2010, we announced our intention to pursue a tax-free spin-off of our Electrical and Metal Products business. On November 9, 2010, we announced an agreement to sell a 51% interest in our Electrical and Metal Products business. In connection with this announcement, we no longer plan to pursue the tax-free spin-off of our Electrical and Metal Products business as proposed on April 27, 2010. See Note 25 to the Consolidated Financial Statements.

Overview

        Net revenue for 2010 increased $134 million, or 0.8%, as compared to 2009. The increase was primarily driven by the favorable impact of changes in foreign currency exchange rates of $624 million, or 3.7%. This increase was partially offset by net revenue declines experienced in our Flow Control and Fire Protection Services segments. Flow Control's decline in net revenue was primarily the result of reduced volume in its valves business driven by decreased demand in our end markets. Weakness in the commercial end market resulted in a decline in product and systems installation revenue within our Fire Protection Services segment.

        Service revenue continued to grow as a percentage of our overall revenue to 41% for 2010 as compared to 40% and 36% for 2009 and 2008, respectively. Our service revenues are principally derived from our ADT Worldwide and Fire Protection Services businesses, and represent a predictable and consistent source of revenue. Recurring revenue in our ADT Worldwide business represents approximately 58% of ADT's total revenue compared to approximately 54% in 2009 and 51% in 2008. Recurring revenue represents revenue associated with monitoring and maintenance services under contractual arrangements. In the Fire Protection Services business, service revenue continued to increase as a percentage of Fire Protection's total revenue to 52% in 2010, as compared to 49% and 48% in 2009 and 2008, respectively. Net revenue was also favorably impacted by approximately

$69 million, or 0.4%, for net acquisitions and divestitures, which primarily related to the acquisition of Broadview Security partially offset by the sale of our French security business.

        Operating income during 2010 was $1.6 billion, compared to an operating loss of $1.5 billion during 2009. Operating income in 2009 was negatively affected by goodwill and intangible asset impairment charges of approximately $2.7 billion and legacy legal settlement charges of approximately $125 million during 2009. Operating income in 2010 was favorably impacted by efficiencies gained from cost containment actions taken in fiscal 2010 and 2009 and restructuring actions taken in prior years. Restructuring and asset impairment charges decreased to $145 million during 2010 from $232 million during 2009. Operating income during 2010 was favorably impacted by net gains on divestitures of $40 million as compared to a loss on divestitures of $15 million during 2009. We also incurred acquisition and integration charges of $35 million during 2010 related to our acquisition of Broadview Security. Changes in foreign currency exchange rates favorably impacted operating income by $80 million during 2010.

        As of September 24, 2010, our cash balance was $1.8 billion, as compared to $2.4 billion as of September 25, 2009. We generated approximately $2.6 billion of cash from operating activities, which was more than offset by: $600 million of cash used for acquisitions net of cash acquired, primarily related to our acquisition of Broadview Security; accounts purchased by ADT and capital expenditures of $1.3 billion; approximately $900 million to repurchase our common shares; dividends paid of $416 million; and a net debt repayment of $204 million. We expect to continue to use our cash to fund internal growth opportunities, improve productivity across all of our businesses, make acquisitions that strategically fit within our ADT Worldwide, Fire Protection Services and Flow Control businesses and return capital to shareholders. On September 8, 2010, our Board of Directors approved a new $1.0 billion share repurchase program ("2010 repurchase program") as the remaining capacity under our existing $1.0 billion share repurchase program was substantially utilized by the end of August 2010. We did not repurchase any shares under the new program during 2010.

        In 2010, we also continued our portfolio refinement efforts by exiting areas that have not provided, and are not expected to provide, an adequate return on investment and by taking advantage of restructuring opportunities that are expected to provide future cost savings. During 2010, we incurred approximately $145 million of restructuring and asset impairment charges, substantially completing our 2009 restructuring program. During fiscal 2010, we identified additional opportunities for cost savings through restructuring activities in fiscal 2011. We expect to incur restructuring and restructuring related charges of approximately $150 million in fiscal 2011.

        Over the last few years, we have explored alternatives for under-performing or non-strategic businesses, including divestiture. We sold our French security business, which was part of our ADT Worldwide segment, resulting in a pre-tax gain of $53 million during 2010. The gain and results of operations of the French security business are presented in continuing operations as the criteria for discontinued operations have not been met. As discussed above, during the first quarter of fiscal 2011, we announced our intention to sell a 51% interest in our Electrical and Metal Products business. See Notes 25 to the Consolidated Financial Statements. Additionally, during the third quarter of fiscal 2010, our Board of Directors approved a plan to sell our European water business, which is part of our Flow Control segment. The business met the held for sale and discontinued operations criteria and has been included in discontinued operations for all periods presented. On September 30, 2010, we received the necessary consents and approval to complete the sale of this business and received net cash proceeds of approximately $267 million. We expect to recognize a gain on the transaction.

Operating Results

        Net revenue, operating income (loss) and net income (loss) for the years ended September 24, 2010, September 25, 2009 and September 26, 2008 were as follows ($ in millions):

	2010	2009	2008
Revenue from product sales	$9,990	$10,134	$12,602
Service revenue	7,026	6,748	7,131

Net revenue	$17,016	$16,882	$19,733

Operating income (loss)	$1,598	$(1,506)	$1,896
Interest income	31	44	112
Interest expense	(284)	(301)	(396)
Other expense, net	(75)	(7)	(223)

Income (loss) from continuing operations before income taxes	1,270	(1,770)	1,389
Income tax expense	(138)	(71)	(326)

Income (loss) from continuing operations	1,132	(1,841)	1,063
Income from discontinued operations, net of income taxes	7	47	491

Net income (loss)	$1,139	$(1,794)	$1,554
Less: Noncontrolling interest in subsidiaries net income	7	4	1

Net income (loss) attributable to Tyco common shareholders	$1,132	$(1,798)	$1,553

Segment Results

        The segment discussions that follow describe the significant factors contributing to the changes in results for each of our segments included in continuing operations.

ADT Worldwide

        Net revenue, goodwill and intangible asset impairments, operating income (loss) and operating margin for ADT Worldwide for the years ended September 24, 2010, September 25, 2009 and September 26, 2008 were as follows ($ in millions):

	2010	2009		2008
Revenue from product sales	$2,388	$2,270		$2,728	(1)
Service revenue	4,988	4,796		5,074	(1)

Net revenue	$7,376	$7,066		$7,802

Goodwill and intangible asset impairments	$—	$1,023		$1
Operating income (loss)	1,056	(202)		866
Operating margin	14.3%	—	(2)	11.1%

(1)
As discussed in Note 1 to the Consolidated Financial Statements, revenue related to the sale of electronic tags and labels has been classified as revenue from product sales during fiscal 2010. During fiscal 2009 and 2008, the sale of the electronic tags and labels was misclassified as service revenue. The service revenue and revenue from product sales during fiscal 2009 and 2008 have not been changed for this misclassification, as the effect is not material. The impact of the misclassification for fiscal 2009 would have been to decrease service revenue by $286 million, with corresponding increases to revenue from product sales. The impact of the misclassification for fiscal 2008 would have been to decrease service revenue by $364 million, with corresponding increases to revenue from product sales.

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

        Net revenue for ADT Worldwide increased $310 million, or 4.4%, during 2010, as compared to 2009. Net revenue was favorably impacted by changes in foreign currency exchange rates of $218 million, or 3.1%. Net revenue was also favorably impacted by the net impact of acquisitions and divestitures of $72 million, or 1.0%, which was primarily the result of $193 million in net revenue estimated to be contributed by the Broadview Security acquisition partially offset by $109 million of divested revenue relating to our French security business. Approximately 58% and 54% of ADT Worldwide's total net revenue during 2010 and 2009, respectively, represents revenue associated with monitoring and maintenance services under contractual arrangements, which is considered recurring revenue. Recurring revenue increased by $435 million, or 11.3%, to approximately $4.3 billion as a result of growth in customer accounts of approximately 1.5 million, or 20.5%, to a total of approximately 8.9 million accounts as of September 24, 2010. Approximately 1.4 million customer accounts were acquired on May 14, 2010 in connection with the Broadview Security acquisition and approximately 501,000 customer accounts were acquired through the ADT dealer program during 2010. The net impact of acquisitions and divestitures and changes in foreign currency exchange rates favorably impacted recurring revenue by $148 million in 2010, or 3.8%, and $116 million, or 3.0%, respectively. Systems installation, product sales and other service revenue declined by $125 million, or 3.9%, to approximately $3.1 billion due to lower sales volume primarily as the result of continued weakness in the commercial end market, which has declined at a slower rate than the same period in the prior year. Changes in foreign currency exchange rates favorably impacted systems installation, product sales and other service revenue by $102 million, or 3.2%, while the net impact of acquisitions and divestitures resulted in an unfavorable impact of $76 million, or 2.4%.

        Net revenue by geographic area for ADT Worldwide for the years ended September 24, 2010, September 25, 2009 and September 26, 2008 was as follows ($ in millions):

	2010	2009	2008
North America	$4,436	$4,185	$4,231
Europe, Middle East and Africa ("EMEA")	1,733	1,870	2,398
Rest of World	1,207	1,011	1,173

	$7,376	$7,066	$7,802

        Geographically, North America net revenue increased $251 million, or 6.0%, during 2010 primarily as the result of the net impact of acquisitions and divestitures, which favorably impacted net revenue by an estimated $193 million, or 4.6%, as the result of the acquisition of Broadview Security. Partially offsetting this increase was a decline in systems installation and product sales as the result of continued weakness in the commercial market, although the rate of decline was slower than the same period in the prior year. Changes in foreign currency exchange rates also favorably impacted net revenue by $48 million, or 1.1%. Net revenue in EMEA decreased $137 million, or 7.3%, as favorable changes in foreign currency exchange rates of $60 million, or 3.2%, were more than offset by a decline in systems installation and other service revenue as a result of continued weakness in the commercial end market, although the rate of decline was slower than the same period in the prior year. Additionally, EMEA net revenue was unfavorably impacted by $121 million, or 6.5%, due to the impact of divestitures. Net revenue increased $196 million, or 19.4%, in the Rest of World geographies primarily due to recurring revenue growth in both Latin American and Asia Pacific regions as ADT Worldwide continues to focus on building its customer account and recurring revenue base in these markets. The Asia-Pacific region experienced an increase in system installation, products sales and other service revenue which was partially offset by a decrease in the Latin American region due to the continued slowdown in commercial and retailer end markets. Net revenue in the Rest of World geographies was also favorably impacted by changes in foreign currency exchange rates of $110 million, or 10.9%.

        Attrition rates decreased during 2010 as compared to 2009 as shown in the following table:

	For the Fiscal Year Ended
	September 24, 2010	September 25, 2009		September 26, 2008
Attrition	12.8%	13.3%	(1)	12.9%	(1)

(1)
Attrition rates for the years ended September 25, 2009 and September 26, 2008 have been recast to reflect the divestiture of our French security business, which resulted in reductions of 0.1% in the amounts previously reported for September 25, 2009 and September 26, 2008, respectively.

        Operating income increased by approximately $1.3 billion during 2010 as compared to 2009. Operating income for 2009 was negatively affected by goodwill impairment charges of $959 million recorded at our ADT EMEA and Sensormatic Retail Solutions reporting units and intangible asset impairment charges of $64 million. Operating income in 2010 was positively impacted by the shift to higher margin recurring revenue. Additionally, 2010 operating income was favorably impacted by the net impact of savings realized through previous restructuring actions, savings realized through cost containment actions, and a curtailment gain of $12 million recognized when certain defined benefit pension plans were frozen in the United Kingdom. These increases were partially offset by an increase in the amortization of intangible assets primarily relating to the Broadview Security acquisition. During 2010, $60 million of net restructuring charges were incurred, of which $14 million related to restructuring actions associated with the acquisition of Broadview Security, as compared to $103 million of restructuring charges, net during 2009. Fiscal year 2010 also included a $45 million gain on divestitures, net primarily related to the sale of our French security business, and $32 million of acquisition and integration costs related to the acquisition of Broadview Security, as compared to a $6 loss and nil of divestiture and acquisition costs, respectively, during 2009. Changes in foreign currency exchange rates favorably impacted operating income by $30 million.

        Net revenue for ADT Worldwide decreased $736 million, or 9.4%, during 2009 as compared to 2008. This decrease was primarily driven by the unfavorable impact of changes in foreign currency exchange rates of $614 million. Revenue was positively affected by $152 million for the net impact of acquisitions and divestitures. Revenue from product sales decreased 16.8% and service revenue decreased 5.5%. Recurring revenue declined 3.5% during 2009 primarily as a result of changes in foreign currency exchange rates, which unfavorably impacted recurring revenue by 7.5%, but was offset by growth in North America and Asia. Product sales and installation and other service revenue declined 15.6% partially due to a result of changes in foreign currency exchange rates, which unfavorably impacted system installation and service revenue by 8.3%, and lower sales volume due to weakness in the commercial markets, including the retailer end market. Geographically, revenue in North America decreased $46 million, or 1.1%, resulting from reduced spending primarily in the commercial markets, including the retailer end market. Revenue in EMEA decreased $528 million, or 22.0%, largely as a result of foreign currency exchange rates, which had an unfavorable impact of $328 million. The remaining decrease in EMEA was primarily a result of a decline in product sales, systems installation and service revenue due to a slowdown in the commercial markets, including the retailer end market. Revenue declined $162 million, or 13.8%, in the Rest of World geographies, which was primarily due to the unfavorable impact of changes in foreign currency exchange rates of $223 million partially offset by growth in Asia and Latin America.

        Operating income in 2009 decreased $1.1 billion as compared to 2008. Based on the deterioration in the commercial markets, including the retailer end market discussed above, the Company recorded a goodwill impairment charge of $959 million related to its ADT EMEA reporting unit and intangible asset impairment charges of $64 million related to certain franchise rights within North America during the second quarter of 2009. The decrease is also related to the unfavorable impact of changes in foreign currency exchange rates of $45 million. The decrease was further driven by the decline in sales volume as well as an increase in bad debt charges, both as a result of the weakness experienced in the commercial markets, including the retailer end market, and adverse global economic conditions. Operating income was negatively impacted by restructuring, asset impairment and divestiture charges of $109 million in 2009. Operating income in 2008 included restructuring charges of $119 million and expenses of $51 million primarily to convert customers from analog to digital signal transmission in North America. There were no charges related to converting customers to digital signal during 2009. The decline in operating income was partially offset by savings realized through cost containment and restructuring actions.

Flow Control

        Net revenue, operating income and operating margin for Flow Control for the years ended September 24, 2010, September 25, 2009 and September 26, 2008 were as follows ($ in millions):

	2010	2009	2008
Revenue from product sales	$3,089	$3,232	$3,740
Service revenue	284	263	212

Net revenue	$3,373	$3,495	$3,952

Operating income	$410	$496	$574
Operating margin	12.2%	14.2%	14.5%

        Net revenue for Flow Control decreased $122 million, or 3.5%, during 2010 as compared to 2009. The decrease in net revenue was primarily driven by reduced volume in the valves business driven by decreased demand in our end markets. Changes in foreign currency exchange rates favorably impacted net revenue by $218 million, or 6.2%, as well as the net impact of acquisitions and divestitures by $10 million, or 0.3%.

        The decrease in operating income of $86 million, or 17.3%, during 2010 as compared to 2009, was primarily due to decreased volume in our valves business and an expected loss related to completion of a long-term construction project of approximately $18 million. These declines were partially offset by favorable changes in foreign currency exchange rates of $31 million, or 6.3%. The decline in operating income was also partially offset by savings realized through cost containment and restructuring actions. Operating income was negatively impacted by $24 million of restructuring and divestiture charges, net during both 2010 and 2009. Additionally, management estimated that $5 million of additional charges resulting from restructuring actions were incurred during 2009.

        Net revenue for Flow Control decreased $457 million, or 11.6%, during 2009 as compared to 2008. The decrease in net revenue was primarily driven by the unfavorable impact of changes in foreign currency exchange rates of $418 million, or 10.6%. Revenue also decreased due to reduced volume in the water business and reduced project activity in the energy end market of the thermal controls business. The decrease in revenue was partially offset by an increase in the valves business primarily from the energy end market in EMEA. The net impact of acquisitions and divestitures unfavorably impacted net revenue by $3 million in 2009 and favorably impacted net revenue by $16 million in 2008.

        Operating income decreased $78 million, or 13.6%, during 2009 as compared to 2008. The decrease in operating income was primarily due to the unfavorable impact of changes in foreign currency exchange rates of $71 million as well as decreased volume in the water businesses discussed above offset by margin improvements in the valves business. Margins were also negatively impacted by restructuring, asset impairment and divestiture charges of $24 million. Additionally, management estimates that $5 million of additional charges resulting from restructuring actions were incurred during 2009. Restructuring, asset impairment and divestiture charges were $6 million in 2008. Additionally, selling, general and administrative expenses during 2008 included an environmental remediation charge of $6 million related to the closure of a facility in North America. The decline in operating income was partially offset by savings realized through cost containment and restructuring actions.

Fire Protection Services

        Net revenue, goodwill impairment, operating income and operating margin for Fire Protection Services for the years ended September 24, 2010, September 25, 2009 and September 26, 2008 were as follows ($ in millions):

	2010	2009		2008
Revenue from product sales	$1,615	$1,734		$1,989
Service revenue	1,740	1,676		1,824

Net Revenue	$3,355	$3,410		$3,813

Goodwill impairment	$—	$180		$9
Operating income	272	70		333
Operating margin	8.1%	—	(1)	8.7%

(1)
Certain operating margins and percentage changes have not been presented as management believes such calculations are not meaningful.

        Revenue from product sales includes sales and installation of fire protection and other systems. Service revenue consists of inspection, maintenance, service and monitoring of fire detection and suppression systems.

        Net revenue by geographic area for Fire Protection Services was as follows ($ in millions):

	2010	2009	2008
North America	$1,940	$1,994	$2,111
International	1,415	1,416	1,702

Net revenue	$3,355	$3,410	$3,813

        Net revenue for Fire Protection Services decreased $55 million, or 1.6%, during 2010 compared to 2009. This decrease was primarily due to continued weakness in commercial markets and a shift from lower margin projects to higher projects, which more than offset the favorable changes in foreign currency exchange rates of $118 million, or 3.5%. Geographically, net revenue in North America decreased $54 million, or 2.7%, primarily due to the continued decline in systems installation and upgrade activity in the sprinkler business. Reduced systems installation and upgrade activity in the electronic business as well as service revenue in the sprinkler and suppression businesses also contributed to the decrease, although to a much lesser extent. These declines were partially offset by an increase in service revenue in the electronic business. Changes in foreign currency exchange rates favorably impacted revenue in North America by $28 million, or 1.4%. Although net revenue in our international fire businesses decreased by $1 million, changes in foreign currency exchange rates favorably impacted net revenue by $90 million, or 6.4%, which was almost entirely offset by a decrease in revenue due to continued weakness in the European commercial markets. The net impact of acquisitions and divestitures unfavorably impacted revenue by $6 million, or 0.2%.

        Operating income increased $202 million during 2010 as compared to 2009. Operating income during 2009 was negatively affected by a goodwill impairment charge of $180 million recorded at the EMEA Fire reporting unit. Additionally, operating income in 2010 was favorably impacted by savings realized through cost containment actions, and to a lesser extent, a curtailment gain of approximately $7 million recognized when certain defined benefit pension plans were frozen in the United Kingdom. During 2010, $34 million of restructuring and divestiture charges, net were incurred as compared to $45 million of restructuring charges during 2009. Changes in foreign currency exchange rates favorably impacted operating income by $11 million. The net increase in operating income was partially offset by the decreased sales volume discussed above.

        Net revenue for Fire Protection Services decreased $403 million, or 10.6%, during 2009 as compared to 2008. This decrease was primarily due to the impact of unfavorable changes in foreign currency exchange rates of $293 million, or 7.7%. Additionally, revenue declined due to the weakness in the commercial market and adverse global economic conditions. Geographically, revenue in our international fire businesses decreased by $286 million, or 16.8%, largely due to the impact of unfavorable changes in foreign currency exchange rates discussed above as well as weakness in the European commercial markets. Additionally, revenue in our North America SimplexGrinnell business decreased by $117 million, 5.5%, primarily due to a decline in systems installation and upgrade activity in the sprinkler business.

        Operating income decreased $263 million during 2009 as compared to 2008. The decrease was primarily due to a $180 million goodwill impairment in EMEA recorded during 2009 compared to a $9 million goodwill impairment in Latin America recorded during 2008. The decrease was further driven by the decline in sales volume discussed above as well as an increase in bad debt charges, both as a result of the weakness experienced in the commercial markets and adverse global economic conditions. There were restructuring, asset impairment and divestiture charges of $45 million in 2009 as compared to $26 million in 2008. Additionally, operating income decreased due to the unfavorable impact of changes in foreign currency exchange rates of $10 million. The decline in operating income was partially offset by savings realized through cost containment and restructuring actions.

Electrical and Metal Products

        Net revenue, goodwill impairment, operating income (loss) and operating margin for Electrical and Metal Products for the years ended September 24, 2010, September 25, 2009 and September 26, 2008 were as follows ($ in millions):

	2010	2009		2008
Revenue from product sales	$1,394	$1,389		2,266
Service revenue	5	3		6

Net Revenue	$1,399	$1,392		2,272

Goodwill impairment	$—	$935		$—
Operating income (loss)	100	(938)		342
Operating margin	7.1%	—	(1)	15.1%

(1)
Certain operating margins and percentage changes have not been presented as management believes such calculations are not meaningful.

        Net revenue for Electrical and Metal Products increased $7 million, or 0.5%, during 2010 compared to 2009. The increase in revenue was primarily due to favorable changes in foreign currency exchange rates of $37 million, or 2.7%, and $24 million, or 1.7%; due to the favorable net impact of acquisitions and divestitures. These increases were partially offset by a decline in volume of armored cable products and, to a lesser extent, steel products. Higher selling prices for armored cable products were almost entirely offset by lower selling prices for steel products.

        Operating income increased approximately $1.0 billion during 2010 as compared to 2009. Operating income for 2009 was negatively affected by goodwill impairment charges of $935 million recorded at the Electrical and Metal Products reporting unit. Also contributing to the increase in operating income were higher spreads for steel products resulting from lower raw material costs which more than offset lower selling prices. These increases in operating income were partially offset by lower volumes as well as higher raw material costs which more than offset higher selling prices for armor cable products. During 2010, $13 million of restructuring charges were incurred compared to $21 million of restructuring and divestiture charges during 2009. Additionally, $1 million of additional charges resulting from restructuring actions were incurred during 2009 as compared to no additional charges during 2010.

        Net revenue for Electrical and Metal Products decreased $880 million, or 38.7%, in 2009 as compared to 2008. The decrease in revenue was primarily due to lower volume and selling prices of steel products largely resulting from a decline in the commercial market in North America. Lower volume and selling prices for armored cable products also contributed to the decline. Changes in foreign currency exchange rates had an unfavorable impact of $52 million, or 2.3%. The net impact of acquisitions and divestitures negatively affected revenue by approximately $31 million, or 1.4%.

        Operating income decreased $1.3 billion in 2009 as compared to 2008. Based on the sales volume decrease as well as the significant decline in the price of steel, the Company recorded a goodwill impairment charge of $935 million during the second quarter of 2009. There was no goodwill impairment recorded during 2008. The decrease in operating income also related to volume declines as well as lower spreads for steel products. Spreads for steel products continued to decline as a direct result of higher raw material costs and lower selling prices. Lower restructuring and divestiture charges incurred in 2009 as compared to similar charges incurred in 2008 partially offset the decline in operating income discussed above. Results for 2009 included restructuring and divestiture charges of $21 million as compared to $42 million for 2008. Additionally, management estimates that $1 million of additional charges resulting from restructuring actions were incurred during 2009.

Safety Products

        Net revenue, goodwill impairments, operating income (loss) and operating margin for Safety Products for the years ended September 24, 2010, September 25, 2009 and September 26, 2008 were as follows ($ in millions):

	2010	2009		2008
Revenue from product sales	$1,504	$1,510		$1,880
Service revenue	9	9		9

Net Revenue	$1,513	$1,519		$1,889

Goodwill impairments	$—	$567		$—
Operating income (loss)	$221	$(367)		$301
Operating margin	14.6%	—	(1)	15.9%

(1)
Certain operating margins and percentage changes have not been presented as management believes such calculations are not meaningful.

        Net revenue for Safety Products decreased $6 million, or 0.4%, during 2010 as compared to 2009. The decrease in net revenue is primarily due to lower volume in our fire suppression business partially offset by higher volume experienced in our electronic security and life safety businesses. The decrease in our fire suppression business was primarily due to reduced spending in the commercial construction market. The increase in our electronic security and life safety businesses was due to higher volume primarily related to the introduction of several new products. Net revenue was favorably impacted by changes in foreign currency exchange rates of $33 million, or 2.2%, which was almost entirely offset by the unfavorable impact of divestitures of $31 million, or 2.0%.

        Operating income increased $588 million during 2010 compared to 2009. Operating income during 2009 was negatively affected by goodwill impairment charges of $567 million recorded at the Access Controls and Video Systems ("ACVS") and Life Safety reporting units. The increase in operating income is attributable to the increased sales volume in the electronic security and life safety businesses and a shift in product mix to higher margin products across all businesses, which was partially offset by the fire suppression sales volume decline discussed above and increased sales and marketing expense. Restructuring, asset impairment and divestiture charges, net was $12 million during 2010 as compared to $32 million of restructuring charges during 2009. Additionally, management estimated that $7 million of additional charges resulting from restructuring actions were incurred during 2009 as compared to no additional charges during 2010. Savings realized through cost containment and restructuring actions also contributed to the increase in operating income. Changes in foreign currency exchange rates favorably impacted operating income by $6 million.

        Net revenue for Safety Products decreased $370 million, or 19.6%, during 2009 as compared to 2008. The decrease was primarily related to reduced volume in our fire suppression business, life safety and electronic security businesses, which were impacted by soft economic conditions. The remaining decrease was related to the unfavorable impact of changes in foreign currency exchange rates of $114 million, 6.0%. The decrease in our fire suppression business was primarily due to reduced spending in the commercial construction market. The decrease in the life safety business was primarily due to reduced municipal spending. The electronic security business decrease was primarily due to the slow down in the retail sector, as retail capital projects and new store openings were canceled or delayed.

        Operating income decreased $668 million in 2009 as compared to 2008. The decline was primarily attributable to goodwill and intangible impairment charges of $567 million recorded during the quarter ended March 27, 2009 as a result of the slowdown in the commercial and retail markets. As discussed above, decreased sales volume within the fire suppression, life safety and electronic security businesses also negatively impacted operating income. Operating income was negatively impacted by restructuring charges of $32 million during 2009. Additionally, management estimates that $7 million of additional charges resulting from restructuring actions were incurred during 2009. The same period in the prior year included $47 million of restructuring and asset impairment charges, net. Operating income in 2009 also decreased by $16 million due to unfavorable changes in foreign currency exchange rates. Operating income was also negatively impacted by a charge of $8 million relating to the amount of depreciation and amortization expense that would have been recorded had a business that was previously classified as held for sale been continuously classified as held and used (see Note 2 to the Consolidated Financial Statements).

Corporate and Other

        Corporate expense decreased $104 million, or 18.4%, to $461 million for 2010 compared to $565 million in 2009. Corporate expense during 2009 was negatively affected by approximately $125 million of charges related to legacy securities matters partially offset by a $16 million benefit related to a settlement reached with a former executive. Restructuring charges decreased to $1 million for 2010 as compared to $10 million in 2009. Corporate expense was also favorably impacted by savings realized through cost containment and restructuring charges. These decreases in Corporate expenses were partially offset by a $52 million net asbestos charge recorded during the third quarter of 2010 as compared to a $37 million net asbestos charge in 2009, both of which were recorded in conjunction with the valuation of our asbestos-related liabilities and insurance assets. In addition, $4 million of divestiture charges, net, and $3 million of acquisition costs were recorded during the 2010 as compared to $6 million of divestiture charges, net, and nil of acquisition costs for 2009.

        Corporate expense for 2009 was $45 million higher as compared to the prior year, primarily resulting from a charge of approximately $125 million related to the settlement of legacy securities matters, which was partially offset by $16 million benefit related to a settlement reached with a former executive. Additionally, corporate expense in 2009 included $16 million of restructuring, asset impairment and divestiture charges, net. Corporate expense for 2008 included net charges of $28 million composed of a $29 million charge for a legacy legal settlement, $4 million of separation costs and $5 million for restructuring, asset impairment and divestiture charges, net, offset by a credit of $10 million for class action settlement recoveries. The remaining decrease in corporate expense is primarily related to cost reduction initiatives and the restructuring program.

Interest Income and Expense

        Interest income was $31 million in 2010, as compared to $44 million and $112 million in 2009 and 2008, respectively. The decrease in interest income from 2009 primarily related to lower investment yields.

        Interest expense was $284 million in 2010, as compared to $301 million and $396 million in 2009 and 2008, respectively. The decrease in interest expense is primarily related to savings from interest rate swaps and no amounts being drawn under the revolving credit facilities in 2010, partially offset by additional interest associated with the January and October 2009 debt issuances.

        The weighted-average interest rate on total debt outstanding as of September 24, 2010, September 25, 2009 and September 26, 2008 was 6.3%, 6.6% and 6.2%, respectively.

Other Expense, Net

        Other expense, net of $75 million in 2010 primarily relates to a charge of $87 million as a loss on extinguishment of debt on the redemption of our 6.375% public notes due 2011, 7% notes due 2028 and 6.875% notes due 2029. See Note 11. This loss was partially offset by an $8 million gain recorded as a result of an increase in the receivables due from Covidien and Tyco Electronics under the Tax Sharing Agreement. See Note 6.

        Other expense, net of $7 million in 2009 primarily relates to a $14 million charge recorded as a result of a decrease in the receivables due from Covidien and Tyco Electronics under the Tax Sharing Agreement, which was partially offset by income of $5 million relating to a gain on derivative contracts used to economically hedge the foreign currency risk related to the Swiss franc denominated dividends.

        Other expense, net of $223 million in 2008 primarily relates to a charge of $258 million as a loss on extinguishment of debt related to the consent solicitation and exchange offers and termination of the bridge loan facility offset by income of $6 million recorded in connection with the settlement of the 3.125% convertible senior debentures and related financial instruments. We also recorded other-than-temporary impairments and realized losses on the sale of investments of $6 million related primarily to investments in corporate debt. Additionally, we recorded $40 million of income as a result of an increase in the receivables due from Covidien and Tyco Electronics under the Tax Sharing Agreement in connection with the adoption of the guidance pertaining to the accounting for uncertain income taxes. We also recorded $6 million of expense for other activity in accordance with the Tax Sharing Agreement during 2008.

Income Taxes

Effective Income Tax Rate

        Our effective income tax rate was 10.9% for 2010. Our tax rate was favorably impacted by pre-tax income in tax jurisdictions with low tax rates. Additionally, the 2010 tax rate was further reduced by limited tax on certain business dispositions, a release of deferred tax valuation allowances and a non-recurring item generating a tax benefit. The effective income tax rate for 2009 is not meaningful primarily as a result of the loss driven by goodwill impairment charges of $2.6 billion for which almost no tax benefit was available. Additionally, taxes for 2009 were positively impacted by increased profitability in lower tax rate jurisdictions and release of contingency reserves partially offset by enacted tax law changes and changes in foreign exchange rates that negatively impacted the non-U.S. deferred tax assets. Our effective income tax rate was 23.5% for 2008. Income taxes during 2008 were positively impacted by increased profitability in lower tax rate jurisdictions and release of deferred tax valuation allowances partially offset by enacted tax law changes that negatively impacted the non-U.S. deferred tax assets.

        The valuation allowance for deferred tax assets of $1,379 million and $766 million as of September 24, 2010 and September 25, 2009, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The valuation allowance was calculated and recorded when we determined that it was more-likely-than-not that all or a portion of our deferred tax assets would not be realized. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheets.

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

Other Income Tax Matters

        In connection with the spin-offs of Covidien and Tyco Electronics from Tyco, Tyco entered into a Tax Sharing Agreement that governs the rights and obligations of each party with respect to certain pre-Separation income tax liabilities. More specifically, Tyco, Covidien and Tyco Electronics share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and Tyco Electronics' U.S. and certain non-U.S. income tax returns. Costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties. Consistent with the sharing provisions of the Tax Sharing Agreement, Tyco had a net receivable from Covidien and Tyco Electronics of $114 million and $106 million as of September 24, 2010 and September 25, 2009, respectively. In addition, as of September 24, 2010, Tyco had a recorded liability of $554 million (of which $156 million is included in accrued and other current liabilities and the remaining amount in other liabilities) representing the fair value of Tyco's obligations under the Tax Sharing Agreement as of the date of the Separation. The liability was $554 million as of September 25, 2009, which was recorded in other liabilities. During the fourth quarter of 2010, we reclassified $156 million from other liabilities to accrued and other current liabilities as we expect to make a payment within the next twelve months to Covidien and Tyco Electronics related to resolution of certain IRS audit matters.

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

2009 Goodwill and Intangible Asset Impairments

        Annually in the fiscal fourth quarter, and more frequently if triggering events occur, we test goodwill and indefinite-lived intangible assets for impairment by comparing the fair value of each reporting unit or indefinite-lived intangible assets with its carrying amount.

        We began to experience a decline in revenue during the first quarter of 2009 in our ADT Worldwide, Fire Protection Services and Safety Products segments as a result of a slowdown in the commercial markets, including the retailer end market as well as a decline in sales volume at our Electrical Metal Products segments. Although we considered and concluded that these factors did not constitute triggering events during the first quarter of 2009, the continued existence of these conditions during the second quarter of 2009, along with downward revisions to forecasted results, restructuring actions and weaker industry outlooks, caused us to conclude that sufficient indicators of impairment existed. Reporting units within ADT Worldwide, Fire Protection Services and Safety Products segments continued to be negatively impacted as a result of a slowdown in the commercial markets including the retailer end market. Additionally, our Electrical Metal Products reporting unit continued to be negatively impacted by a decline in sales volume due to the downturn in the non-residential construction market. We determined that these underlying events and circumstances constituted triggering events for six reporting units where such events would more likely than not reduce the fair value below their respective carrying amounts. Specifically, we concluded that our EMEA Security and EMEA Fire reporting units within the ADT Worldwide and Fire Protection Services segments, our Electrical and Metal Products reporting unit within the Electrical and Metal Products segment and our ACVS, Life Safety and Sensormatic Retail Solutions ("SRS") reporting units within the Safety Products segment experienced triggering events such that the carrying values of these reporting units likely exceeded their fair values. Furthermore, we determined that certain indefinite-lived intangible assets required impairment testing based on the underlying events and circumstances described as well as the continued deterioration of the business environment related to the retailer end market of our ADT Worldwide and Safety Products segments. As a result of the triggering events, we performed long-lived asset, goodwill and intangible asset impairment tests for these reporting units and certain of our trade names and franchise rights.

        Fair value of each reporting unit was determined utilizing a discounted cash flow analysis based on forecast cash flows (including underlying revenue and operating income growth rates) discounted using an estimated weighted-average cost of capital of market participants. In determining fair value, management relied on and considered a number of factors, including operating results, business plans, economic projections including the timing for an economic recovery, cash flow forecasts, market data, and our overall market capitalization. Based on the factors described above, actual and anticipated reductions in demand for the reporting unit's products and services as well as increased risk due to economic uncertainty, the estimates of future cash flows used in the second quarter of 2009 discounted cash flow analyses were revised downward from our most recent test conducted during the fiscal fourth quarter of 2008. Furthermore, the range of the weighted-average cost of capital utilized was increased to reflect increased risk due to economic volatility and uncertainties related to demand for our products and services. The results of the goodwill impairment tests indicated that the implied goodwill amount was less than the carrying amount of goodwill for each of the aforementioned reporting units. We recorded an aggregate non-cash impairment charge of $2.6 billion ($2.6 billion after-tax) during the second quarter of 2009. The non-cash impairment charge was recorded in goodwill and intangible asset impairments in our Consolidated Statements of Operations for the quarter ended March 27, 2009.

        Indefinite-lived intangible assets consisting primarily of trade names and franchise rights were tested for impairment using either a relief from royalty method or excess earnings method, which include the selection of appropriate discount rates, royalty rates and terminal year growth rate assumptions and estimates of the amount and timing of future cash flows attributable to the underlying intangible assets. Also, during the second quarter of 2009, our estimates of future cash flows used in determining the fair value of our Safety Products segment Sensormatic tradename as well as certain ADT Worldwide segment franchise rights were revised downward relative to the estimates used in our tests during the fourth quarter of 2008. The results of the impairment test indicated that the Safety Products Sensormatic tradename and ADT Worldwide franchise rights estimated fair values were less than their respective carrying amounts. As a result, we recorded an aggregate non-cash impairment charge of $64 million ($40 million after-tax) during the second quarter of 2009. The non-cash impairment charge was recorded in goodwill and intangible asset impairments in our Consolidated Statements of Operations for the quarter ended March 27, 2009.

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

        Depreciation and Amortization Methods for Security Monitoring-Related Assets—Tyco considers assets related to the acquisition of new customers in its electronic security business in three asset categories: internally generated residential subscriber systems, internally generated commercial subscriber systems (collectively referred to as subscriber system assets) and customer accounts acquired through the ADT dealer program (referred to as dealer intangibles). Subscriber system assets include installed property, plant and equipment for which Tyco retains ownership and deferred costs directly related to the customer acquisition and system installation. Subscriber system assets and any deferred revenue resulting from the customer acquisition are accounted for over the expected life of the subscriber. In certain geographical areas where the Company has a large number of customers that behave in a similar manner over time, the Company accounts for subscriber system assets and related deferred revenue using pools, with separate pools for the components of subscriber system assets and any related deferred revenue based on the month and year of acquisition. The Company depreciates its pooled subscriber system assets (primarily in North America) and related deferred revenue using an accelerated method with lives up to 15 years. The accelerated method utilizes declining balance rates based on geographical area ranging from 160% to 195% for residential subscriber pools and 145% to 265% for commercial subscriber pools and converts to a straight line methodology when the resulting depreciation charge is greater than that from the accelerated method. The Company uses a straight-line method with a 14-year life for non-pooled subscriber system assets (primarily in Europe and Asia) and related deferred revenue, with remaining balances written off upon customer termination.

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

        Asbestos-Related Contingencies and Insurance Receivables—We and certain of our subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. We estimate the liability and corresponding insurance recovery for pending and future claims and defense costs predominantly based on claim experience over the past five years, and a projection which covers claims expected to be filed, including related defense costs, over the next seven years on an undiscounted basis. Due to the high degree of uncertainty regarding the pattern and length of time over which claims will be made and then settled or litigated, we use multiple estimation methodologies based on varying scenarios of potential outcomes to estimate the range of loss. We have concluded that estimating the liability beyond the seven year period will not provide a reasonable estimate, as these uncertainties increase significantly as the projection period lengthens.

        In connection with the recognition of liabilities for asbestos-related matters, we record asbestos-related insurance recoveries that are probable. The estimate of asbestos-related insurance recoveries represents estimated amounts due to us for previously paid and settled claims and the probable reimbursements relating to estimated liability for pending and future claims. In determining the amount of insurance recoverable, we consider a number of factors, including available insurance, allocation methodologies, solvency and creditworthiness of the insurers.

        Annually, we perform a detailed analysis with the assistance of outside legal counsel and other experts to review and update as appropriate the underlying assumptions used in the estimated asbestos-related assets and liabilities. On a quarterly basis, we re-evaluate the assumptions used to perform the annual analysis and record an expense as necessary to reflect changes in the estimated liability and related insurance asset. See Note 14 to the financial statements for a discussion of management's judgments applied in the recognition and measurement of asbestos-related assets and liabilities.

        Income Taxes—In determining taxable income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.

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

        We currently have recorded valuation allowances that we will maintain until it is more-likely-than-not the deferred tax assets will be realized. Our income tax expense recorded in the future may be reduced to the extent of decreases in our valuation allowances. The realization of our remaining deferred tax assets is primarily dependent on future taxable income in the appropriate jurisdiction. Any reduction in future taxable income including but not limited to any future restructuring activities may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance could result in additional income tax expense in such period and could have a significant impact on our future earnings.

        Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management records the affect of a tax rate or law change on the Company's deferred tax assets and liabilities in the period of enactment. Future tax rate or law changes could have a material effect on the Company's financial condition, results of operations or cash flows.

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

        Goodwill and Indefinite-Lived Intangible Asset Impairments—Goodwill and indefinite-lived intangible assets are assessed for impairment annually and more frequently if triggering events occur. In performing these assessments, management relies on various factors, including operating results, business plans, economic projections including expectations and assumptions regarding the timing and degree of any economic recovery, anticipated future cash flows, comparable market transactions (to the extent available) and other market data.

        We elected to make the first day of the fourth quarter the annual impairment assessment date for all goodwill and indefinite-lived intangible assets. In the first step of the goodwill impairment test, we compare the fair value of a reporting unit with its carrying amount. Fair value for the goodwill impairment test is determined utilizing a discounted cash flow analysis based on forecast cash flows (including estimated underlying revenue and operating income growth rates) discounted using an estimated weighted-average cost of capital for market participants. A market approach, utilizing observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available), is used to corroborate the discounted cash flow analysis performed at each reporting unit. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered potentially impaired and further tests are performed to measure the amount of impairment loss. In the second step of the goodwill impairment test, we compare the implied fair value of a reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess of the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill.

        Based on our most recent annual goodwill impairment assessment performed during the fourth quarter of fiscal 2010, we determined that none of our reporting units with significant goodwill were at risk of failing step one of the goodwill impairment test.

        Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the aforementioned reporting units may include such items as follows:

  •
  A prolonged downturn in the business environment in which the reporting units operate (i.e. sales volumes and prices) especially in the commercial construction and retailer end markets;

  •
  An economic recovery that significantly differs from our assumptions in timing or degree;

  •
  Volatility in equity and debt markets resulting in higher discount rates; and

  •
  Unexpected regulatory changes.

        While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that in the future an impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material.

        Long-Lived Assets—Asset groups held and used by the Company, including property, plant and equipment and amortizable intangible assets, are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset group may not be fully recoverable. Tyco performs undiscounted operating cash flow analyses to determine if impairment exists. For purposes of recognition and measurement of an impairment for assets held for use, Tyco groups assets and liabilities at the lowest level for which cash flows are separately identified. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairments to long-lived assets to be disposed of are recorded based upon the fair value less cost to sell of the applicable assets. The calculation of the fair value of long-lived assets is based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. Since judgment is involved in determining the fair value and useful lives of long-lived assets, there is a risk that the carrying value of our long-lived assets may be overstated or understated.

        Pension and Postretirement Benefits—Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions resulting in actuarial gains and losses. For active plans, such actuarial gains and losses will be amortized over the average expected service period of the participants and in the case of inactive plans over the average remaining life expectancy of participants. The discount rate represents the market rate for high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. A 25 basis point decrease in the discount rate would increase the present value of pension obligations by approximately $89 million and increase our annual pension expense by approximately $7 million. We consider the relative weighting of plan assets by class, historical performance of asset classes over long-term periods, asset class performance expectations as well as current and future economic conditions in determining the expected long-term return on plan assets. A 50 basis point decrease in the expected long-term return on plan assets would increase our annual pension expense by approximately $8 million.

Liquidity and Capital Resources

        A fundamental objective of the Company is to have sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of its core businesses around the world. The primary source of funds to finance our operations and capital expenditures is cash generated by operations. In addition, we maintain a commercial paper program, have access to committed revolving credit lines and have access to equity and debt capital from public and private sources. We continue to balance our operating, investing and financing uses of cash through investment in our core businesses, strategic acquisitions and divestitures, dividends and share repurchases. We believe our cash position, amounts available under our credit facilities and cash provided by operating activities will be adequate to cover our operational and business needs.

        We had $1.8 billion and $2.4 billion of cash and cash equivalents as of September 24, 2010 and September 25, 2009, respectively. Cash generated by operating activities increased to $2.6 billion for the 2010 fiscal year compared to $2.4 billion in fiscal 2009. Cash used in investing activities was $1.8 billion for the 2010 fiscal year compared to $1.3 billion in fiscal 2009. Cash used in financing activities was $1.4 billion for the 2010 fiscal year compared to $0.3 billion in fiscal 2009.

        As of September 24, 2010, our shareholder's equity was $14.1 billion and our total debt was $4.2 billion. In addition, we had lines of credit totaling approximately $1.7 billion, none of which were drawn. Our ratio of total debt to total capital (the sum of our short- and long-term debt and shareholders' equity) was 23% at September 24, 2010 and 25% at September 25, 2009. This ratio is a measure of our long-term liquidity and is an indicator of financial flexibility.

        We continue to monitor market conditions and assess the impact, if any, on our financial position, results of operations and cash flows. More than 95% of our U.S. and non-U.S. funded pension plans are invested in marketable investments, including publicly-traded equity and fixed income securities. Our funding policy is to make contributions in accordance with the laws and customs of the various countries in which we operate as well as to make discretionary contributions from time to time. We anticipate that we will contribute at least the minimum required to our pension plans in 2011 of $12 million for the U.S. plans and $52 million for non-U.S. plans. We also anticipate making discretionary contributions of approximately $20 million to our U.S. plans during 2011.

Cash flow from operating activities

        The sources of our cash flow from operating activities and the use of a portion of that cash in our operations for the years ended September 24, 2010, September 25, 2009 and September 26, 2008 were as follows ($ in millions):

	2010	2009	2008
Cash flows from operating activities:
Operating income (loss)	$1,598	$(1,506)	$1,896
Goodwill and intangible asset impairments	—	2,705	10
Non-cash restructuring and asset impairment charges, net	(1)	23	34
(Gain) loss on divestitures	(41)	13	—
Depreciation and amortization(1)	1,203	1,126	1,148
Non-cash compensation expense	120	103	99
Deferred income taxes	(129)	(90)	(99)
Provision for losses on accounts receivable and inventory	127	156	133
Loss (gain) on the retirement of debt	87	(2)	258
Other, net	(49)	59	(121)
Class action settlement liability	—	—	(3,020)
Net change in working capital	106	128	(640)
Interest income	31	44	112
Interest expense	(284)	(301)	(396)
Income tax expense	(138)	(71)	(326)

Net cash provided by (used in) operating activities	$2,630	$2,387	$(912)

Other cash flow items:
Capital expenditures, net(2)	$(689)	$(690)	$(697)
(Increase) decrease in the sale of accounts receivable	(2)	10	14
Accounts purchased by ADT	(559)	(543)	(376)
Purchase accounting and holdback liabilities	(3)	(2)	(2)
Voluntary pension contributions	—	22	4

(1)
Includes depreciation expense of $654 million, $610 million, and $620 million in 2010, 2009 and 2008, respectively, and amortization of intangible assets of $549 million, $516 million and $528 million in 2010, 2009 and 2008, respectively.

(2)
Includes net proceeds received for the sale/disposition of property, plant and equipment of $29 million, $12 million and $25 million in 2010, 2009 and 2008, respectively.

        The net change in working capital increased operating cash flow by $106 million in 2010. The components of this change are set forth in detail in the Consolidated Statements of Cash Flows. The significant changes in working capital included a $119 million increase in accounts payable and an $88 million decrease in prepaid and other current assets which were partially offset by a $108 million increase in inventories.

        The net change in working capital increased operating cash flow by $128 million in 2009. The components of this change are set forth in detail in the Consolidated Statements of Cash Flows. The significant changes in working capital included a $346 million decrease in inventory, a $191 million decrease in accounts receivable, a $106 million net decrease in contracts in progress, partially offset by a $337 million decrease in accounts payable and a $138 million decrease in income taxes, net.

        The net change in working capital decreased operating cash flow by $640 million in 2008. The components of this change are set forth in detail in the Consolidated Statements of Cash Flows. The significant changes in working capital included a $186 million increase in accounts receivable, a $140 million increase in inventories and a $155 million decrease in accrued and other liabilities.

        During 2010, 2009 and 2008 we paid approximately $160 million (inclusive of $2 million relating to the French security business being classified as held for sale), $152 million and $186 million, respectively, in cash related to restructuring activities. See Note 3 to our Consolidated Financial Statements for further information regarding our restructuring activities.

        Income taxes paid, net of refunds, related to continuing operations were $255 million, $281 million and $489 million in 2010, 2009 and 2008, respectively.

Cash flow from investing activities

        We made capital expenditures of $718 million, $702 million and $722 million during 2010, 2009 and 2008. The level of capital expenditures in fiscal year 2011 is expected to exceed the spending levels in fiscal year 2010 and is also expected to exceed depreciation.

        During 2010, 2009 and 2008, we paid approximately $559 million, $543 million and $376 million of cash, respectively, to acquire approximately 501,000, 512,000 and 370,000 customer contracts for electronic security services within our ADT Worldwide segment.

        During 2010, net cash paid for Broadview Security totaled $448 million by the Company's ADT Worldwide segment. In addition to the net cash paid to acquire Broadview Security, we issued approximately $1.4 billion of common shares as consideration. We paid cash for other acquisitions included in continuing operations totaling $152 million, net of cash acquired of $1 million. Additionally, our Flow Control segment acquired two Brazilian valve companies, including Hiter Industria e Comercio de Controle Termo-Hidraulico Ltda ("Hiter"), a valve manufacturer which serves a variety of industries including the oil and gas, chemical and petrochemical markets. Net cash paid for the Brazilian valve companies totaled $104 million. Our Electrical and Metal Products segment acquired certain assets of a business for $39 million and our Safety Products segment acquired a business for $9 million.

        During 2010, we received cash proceeds, net of cash retained in the amount of $21 million for divestitures included in continuing operations primarily within our Safety Products, Flow Control, and ADT Worldwide segments.

        During the second quarter of 2008, Tyco released $2,960 million of funds placed in escrow during the third quarter of 2007 as well as $60 million of interest earned on those funds for the benefit of the class stipulated in the court's final order related to the class action settlement of claims alleging securities fraud for actions taken by former senior management.

Cash flow from financing activities

        On May 5, 2010, Tyco International Finance, S.A. ("TIFSA"), our finance subsidiary, issued $500 million aggregate principal amount of 3.375% notes due on October 15, 2015, which are fully and unconditionally guaranteed by us, and received net cash proceeds of approximately $495 million.

        On May 28, 2010, we used the net proceeds of the aforementioned offering and additional cash on hand to redeem notes which aggregated $878 million in principal amount. The notes that were redeemed were TIFSA's 6.375% notes due 2011, its 7% notes due 2028 and its 6.875% notes due 2029.

        On October 5, 2009, TIFSA issued $500 million aggregate principal amount of 4.125% notes due on October 15, 2014, which are fully and unconditionally guaranteed by us, and received net cash proceeds of approximately $495 million.

        Net repayments of short-term debt were approximately $243 million in 2010, which primarily related to the extinguishment of $200 million of outstanding commercial paper during the first quarter of 2010. As of September 24, 2010, there was no commercial paper outstanding. Additionally, repayments of long-term debt were $962 million, which primarily related to the redemption of all of the 6.375% public notes due 2011, 7% notes due 2028, and 6.875% notes due 2029. The repayments of long-term debt were more than offset by approximately $1.0 billion of proceeds received from the issuance of long-term debt.

        Pursuant to our share repurchase program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved 10b5-1 trading plan in accordance with applicable regulations. During the year ended September 24, 2010, we repurchased approximately 24 million common shares of the remaining $900 million authorized under our $1.0 billion share repurchase program approved by our board of directors on July 10, 2008. See Note 16 to the Consolidated Financial Statements. On September 8, 2010, the Board of Directors approved a new $1.0 billion share repurchase program ("2010 Share Repurchase Program").

        On March 10, 2010, our shareholders approved an annual dividend on our common shares of CHF 0.90 per share, which is being paid in the form of a return on capital in four installments of CHF 0.22, CHF 0.22, CHF 0.23 and CHF 0.23 through February 2011. During 2010, 2009 and 2008 we paid cash dividends of approximately $416 million, $388 million and $292 million, respectively.

        Management believes that cash generated by or available to us should be sufficient to fund our capital and liquidity needs for the foreseeable future, including quarterly dividend payments and share repurchases.

Commitments and Contingencies

Contractual Obligations

        Contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable operating leases and other obligations as of September 24, 2010 are as follows ($ in millions):

	Fiscal Year
	2011	2012	2013	2014	2015	Thereafter	Total
Debt principal(1)	$516	$—	$—	$656	$500	$2,379	$4,051
Interest payments(2)	235	219	219	199	169	632	1,673
Capital leases(3)	21	5	5	6	6	35	78
Operating leases	254	194	131	86	56	155	876
Purchase obligations(4)	488	6	3	—	—	—	497

Total contractual cash obligations(5)	$1,514	$424	$358	$947	$731	$3,201	$7,175

(1)
Excludes debt discount, swap activity and interest.

(2)
Interest payments consist of interest on our fixed interest rate debt and exclude the impact of our interest rate swaps. As of September 24, 2010, we had swapped an aggregate of approximately $1.5 billion of fixed for floating rate debt.

(3)
Excludes interest.

(4)
Purchase obligations consist of commitments for purchases of goods and services.

(5)
Other long-term liabilities excluded from the above contractual obligation table primarily consist of the following: pension and postretirement costs, income taxes, warranties and environmental liabilities. We are unable to estimate the timing of payment for these items due to the inherent uncertainties related to these obligations. However, the minimum required contributions to our pension plans are expected to be approximately $64 million in 2011 and we expect to pay $6 million in 2011 related to postretirement benefit plans. In addition, we expect to make a payment of $156 million for resolution of certain of the outstanding IRS audit matters within the next twelve months (see Note 6). As of September 24, 2010, we recorded gross unrecognized tax benefits of $318 million and gross interest and penalties of $63 million. We are unable to make a reasonably reliable estimate of the timing for the payments in future years of such unrecognized tax benefits; therefore, such amounts have been excluded from the above contractual obligation table. However, based on the current status of our income tax audits, we believe that is reasonably possible that between $18 million and $140 million in unrecognized tax benefits may be resolved in the next twelve months.

        As of September 24, 2010, we had total commitments of $1.69 billion under our revolving credit facilities, $500 million of which expires on June 24, 2011 and $1.19 billion of which expires on April 25, 2012. As of September 24, 2010, there were no amounts drawn under these revolving credit facilities.

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

        In May 2008, TIFSA commenced issuing commercial paper to U.S. institutional accredited investors and qualified institutional buyers. Borrowings under the commercial paper program are available for general corporate purposes. As of September 24, 2010, TIFSA had no commercial paper outstanding.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our financial position, results of operations or cash flows.

        In connection with the Separation, we entered into a liability sharing agreement regarding certain actions that were pending against Tyco prior to the Separation. Under the Separation and Distribution Agreement and Tax Sharing Agreement, we have assumed 27%, Covidien has assumed 42% and Tyco Electronics has assumed 31% of certain Tyco pre-Separation contingent and other corporate liabilities, which, as of September 24, 2010, primarily relate to tax contingencies and potential actions with respect to the spin-offs or the distributions made or brought by any third party.

Backlog

        As of September 24, 2010 we had a backlog of unfilled orders of $9.5 billion compared to a backlog of $8.9 billion as of September 25, 2009. We expect that approximately 87% of our backlog as of September 24, 2010 will be filled during the next 12 months. Backlog by segment was as follows ($ in millions):

	September 24, 2010	September 25, 2009
ADT Worldwide	$6,589	$5,916
Flow Control	1,482	1,646
Fire Protection Services	1,196	1,171
Electrical and Metal Products	88	72
Safety Products	121	102

	$9,476	$8,907

        Backlog increased $569 million, or 6.4%, to $9.5 billion as of September 24, 2010. The increase in backlog was primarily due to an increase in recurring revenue-in-force in our ADT Worldwide segment, partially offset by decreased bookings in our Flow Control segment. ADT Worldwide's backlog includes recurring revenue-in-force and long-term deferred revenue for upfront fees paid by customers for ADT owned security systems. Revenue-in-force represents 12 months' revenue associated with monitoring and maintenance services under contract in the security business. ADT Worldwide's backlog of $6.6 billion and $5.9 billion as of September 24, 2010 and September 25, 2009, respectively, consists primarily of $4.8 billion and $4.0 billion of recurring revenue-in-force as of September 24, 2010 and September 25, 2009, respectively, and $1.1 billion of deferred revenue for both September 24, 2010 and September 25, 2009. ADT Worldwide's backlog increased $673 million primarily driven by an increase in revenue-in-force of $724 million, including $540 million estimated to be contributed by the Broadview Security acquisition, and favorable changes in foreign currency of $15 million. These increases were partially offset by a decrease in bookings of $48 million in our ADT EMEA operations and a reduction in deferred revenue of $36 million. Flow Control's backlog decreased by $164 million primarily due to decreased bookings of $162 million as several large projects were completed during fiscal 2010. Fire Protection's backlog increased by $25 million primarily due to an increase of $100 million in the Asia-Pacific region and favorable changes in foreign currency of $14 million. These increases were partially offset by decreases experienced in EMEA and North America of $57 million and $18 million, respectively. Backlog within Safety Products increased $19 million primarily as a result of increased orders across various businesses.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

        Certain of our international businesses utilize the sale of accounts receivable as short-term financing mechanisms. The aggregate amount outstanding under our international accounts receivable programs was not material as of September 24, 2010, September 25, 2009 or September 26, 2008.

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

        There are certain guarantees or indemnifications extended among Tyco, Covidien and Tyco Electronics in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. At the time of the Separation, we recorded a liability necessary to recognize the fair value of such guarantees and indemnifications. See Note 6 to the Consolidated Financial Statements for further discussion of the Tax Sharing Agreement. In addition, prior to the Separation we provided support in the form of financial and/or performance guarantees to various Covidien and Tyco Electronics operating entities. To the extent these guarantees were not assigned in connection with the Separation, we assumed primary liability on any remaining such support. These obligations were not material to us as of September 24, 2010.

        In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We have no reason to believe that these uncertainties would have a material adverse effect on our financial position, results of operations or cash flows. We have recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 14 to the Consolidated Financial Statements for a discussion of these liabilities.

        In the normal course of business, we are liable for contract completion and product performance. We record estimated product warranty costs at the time of sale. In the opinion of management, such obligations will not significantly affect our financial position, results of operations or cash flows.

        As of September 24, 2010, we had total outstanding letters of credit and bank guarantees of approximately $740 million.

        For a detailed discussion of guarantees and indemnifications, see Note 12 to the Consolidated Financial Statements.

Accounting Pronouncements

        See Note 1 to the Consolidated Financial Statements for Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements.

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

  •
  risks associated with the change in our Swiss incorporation, including the possibility of reduced flexibility with respect to certain aspects of capital management, increased or different regulatory burdens, and the possibility that we may not realize anticipated tax benefits;

  •
  changes in U.S. and non-U.S. government laws and regulations; and

  •
  the possible effects on Tyco of future legislation in the United States that may limit or eliminate potential U.S. tax benefits resulting from Tyco International's Swiss incorporation or deny U.S. government contracts to Tyco based upon its Swiss incorporation.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        In the normal course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These risks include fluctuations in foreign currency exchange rates, interest rates and commodity prices. Accordingly, we have established a comprehensive risk management process to monitor, evaluate and manage the principal exposures to which we believe we are subject. We seek to manage these risks through the use of financial derivative instruments. Our portfolio of derivative financial instruments may, from time to time, include forward foreign currency exchange contracts, foreign currency options, interest rate swaps, commodity swaps and forward commodity contracts. Derivative financial instruments related to interest rate sensitivity of debt obligations, intercompany cross border transactions and anticipated non-functional currency cash flows are used with the goal of mitigating a significant portion of these exposures when it is cost effective to do so.

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

Foreign Currency Exposures

        We hedge our exposure to fluctuations in foreign currency exchange rates through the use of forward foreign currency exchange contracts. During 2010, our largest exposures to foreign exchange rates existed primarily with the Swiss franc, British pound, Euro, Australian dollar and Canadian dollar against the U.S. dollar. The market risk related to the forward foreign currency exchange contracts (excluding the dividend hedge contract discussed below) is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on the market rates in effect on September 24, 2010. A 10% appreciation of the U.S. dollar relative to the local currency exchange rates would result in an immaterial net decrease in the fair value of the contracts. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would result in an immaterial net increase in the fair value of the contracts. However, gains or losses on these derivative instruments are economically offset by the gains or losses on the underlying transactions.

        Effective March 17, 2009, Tyco changed its jurisdiction of incorporation from Bermuda to Switzerland. Until the last payment is made in February 2011, Tyco intends to make dividend payments in the form of a reduction of capital denominated in Swiss francs. However, the Company expects to actually pay these dividends in U.S. dollars, based on exchange rates in effect shortly before the payment date. Fluctuations in the value of the U.S. dollar compared to the Swiss franc between the date the dividend is declared and paid will increase or decrease the U.S. dollar amount required to be paid. The Company manages the potential variability in cash flows associated with the dividend payments by entering into derivative financial instruments used as economic hedges of the underlying risk. A 10% appreciation of the U.S. dollar relative to the Swiss franc would result in a $21 million net decrease in the fair value of the contracts. Conversely, a 10% depreciation of the U.S. dollar relative to the Swiss franc would result in a $25 million net increase in the fair value of the contracts. However, gains or losses on these derivative instruments are economically offset by the amount of the dividend we would be required to pay.

        During the third quarter of 2010, Tyco International Finance, S.A. ("TIFSA"), the Company's finance subsidiary, entered into foreign currency exchange forward contracts to hedge its Euro denominated net investment. The aggregate notional amount of these hedges was approximately $255 million as of September 24, 2010. The potential impact from a 10% appreciation of the U.S.

dollar relative to the Euro would result in a $25 million net increase in other comprehensive income. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a $30 million net decrease in other comprehensive income.

        As of September 24, 2010, and September 25, 2009 $3.0 billion of intercompany loans have been designated as permanent in nature. For the fiscal years ended September 24, 2010 and September 25, 2009, we recorded $24 million and nil, respectively, of cumulative translation loss through accumulated other comprehensive loss related to these loans.

Interest Rate Exposures

        Our long-term debt portfolio primarily consists of fixed-rate instruments. The Company manages its interest rate risk through the use of interest rate swap transactions with financial institutions acting as principal counterparties, which were designated as fair value hedges for accounting purposes. During the third quarter of 2009, first quarter of 2010 and third quarter of 2010, the Company entered into interest rate swap transactions with the objective of managing the exposure to interest rate risk by converting the interest rates on $1.4 billion, $500 million, and $501 million, respectively of fixed-rate debt to variable rates. In these contracts, the Company agreed with financial institutions acting as principal counterparties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. In connection with the redemption of all of the 6.375% public notes due 2011 during the third quarter of 2010, the Company terminated the corresponding interest rate swaps. As of September 24, 2010 and September 25, 2009, the total gross notional amount of the Company's interest rate swap contracts was $1.5 billion and $1.4 billion, respectively. A 100 basis point increase in interest rates relative to interest rates as of September 24, 2010 would result in a $37 million net decrease in the fair value of the contracts. Conversely, a 100 basis point decrease in interest rates relative to interest rates as of September 24, 2010 would result in a $38 million net increase in the fair value of the contracts.

Commodity Exposures

        We are exposed to volatility in the prices of raw materials used in some of our products and may, in limited circumstances, enter into hedging contracts to manage those exposures. These exposures are monitored as an integral part of our risk management program. During 2010, the Company entered into commodity swaps for copper which are not designated as hedging instruments for accounting purposes. These swaps did not have a material impact on the Company's financial position, results of operations or cash flows. Additionally, a 100 basis point increase or decrease in the price of copper as of September 24, 2010 would not have a material impact on the Company's financial position, results of operations or cash flows.

Item 8.    Financial Statements and Supplementary Data

        The following consolidated financial statements and schedule specified by this Item, together with the report thereon of Deloitte & Touche LLP, are presented following Item 15 of this report:

        Financial Statements:

    Management's Responsibility for Financial Statements

    Reports of Independent Registered Public Accounting Firm

    Consolidated Statements of Operations for the years ended September 24, 2010, September 25, 2009 and September 26, 2008

    Consolidated Balance Sheets as of September 24, 2010 and September 25, 2009

    Consolidated Statements of Shareholders' Equity for the years ended September 24, 2010, September 25, 2009 and September 26, 2008

    Consolidated Statements of Cash Flows for the years ended September 24, 2010, September 25, 2009 and September 26, 2008

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

        Information on quarterly results of operations is set forth in Note 23 to the Consolidated Financial Statements.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 24, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as and when required.

        There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 24, 2010 that have materially affected, or are reasonably likely to materially affect, these internal controls.

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

        Management assessed the effectiveness of our internal control over financial reporting as of September 24, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our assessment and those criteria, management believes that the Company maintained effective internal controls over financial reporting as of September 24, 2010.

        Our internal control over financial reporting as of September 24, 2010, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the Consolidated Financial Statements included in this Form 10-K, and their report is also included in this Form 10-K.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information concerning Directors and Executive Officers may be found under the proposal regarding the election of directors and under the captions "—Committees of the Board of Directors," and "—Executive Officers" in our definitive proxy statement for our 2011 Annual General Meeting of Shareholders (the "2011 Proxy Statement"), which will be filed with the Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2011 Proxy Statement set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Information regarding shareholder communications with our Board of Directors may be found under the caption "Governance of the Company" in our 2011 Proxy Statement and is incorporated herein by reference.

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

Item 11.    Executive Compensation

        Information concerning executive compensation may be found under the captions "Executive Officer Compensation," "Compensation of Non-Employee Directors," and "Governance of the Company" of our 2011 Proxy Statement. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information in our 2011 Proxy Statement set forth under the captions "Executive Officer Compensation" and "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information in our 2011 Proxy Statement set forth under the captions "Governance of the Company" and "Committees of the Board" is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information in our 2011 Proxy Statement set forth under the proposal related to the election of auditors is incorporated herein by reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
(1) and (2) Financial Statements and Supplementary Data—See Item 8.

(3)
Exhibit Index:

Exhibit Number
2.1	Separation and Distribution Agreement by and among Tyco International Ltd., Covidien Ltd., and Tyco Electronics Ltd., dated June 29, 2007 (Incorporated by reference to Exhibit 2.1 to Tyco International Ltd.'s current Report on Form 8-K filed on July 6, 2007).
2.2	Investment Agreement, dated as of November 9, 2010, among Tyco International Ltd., Tyco International Holding S.à.r.l., Atkore International Group Inc. and CD&R Allied Holdings, L.P. (incorporated by reference to Exhibit 2.1 to Tyco International Ltd's Current Report on Form 8-K filed on November 10, 2010).
3.1	Memorandum of Association of Tyco International Ltd. (Tyco International AG) (Tyco International SA), amended to reflect change in par value of registered shares (Filed herewith).
3.2	Organizational Regulations (Incorporated by reference to Exhibit 3.2 of Tyco International Ltd.'s Current Report on Form 8-K filed on March 17, 2009).
4.1	Form of Indenture, dated as of June 9, 1998, among Tyco International Group S.A., Tyco and Wilmington Trust Company as successor to The Bank of New York, as trustee (Incorporated by reference to Exhibit 4.1 to Post-effective Amendment No.1 to Tyco's and Tyco International Group S.A.'s Co-Registration Statement on Form S-3 (No. 333-50855) filed on June 9, 1998).
4.2	Supplemental Indenture No. 16, dated as of February 21, 2001 among Tyco International Group S.A., Tyco International Ltd. and the Bank of New York, as Trustee relating to the co-obligor's 6.750% Notes due 2011 (Incorporated by reference to Exhibit 4.3 to Tyco International Group S.A.'s Post-Effective Amendment No. 1 to Form S-3 (333-44100) filed on February 28, 2001).
4.3	Indenture dated as of November 12, 2003, among Tyco International Group S.A., Tyco International Ltd. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Tyco International Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 filed on February 17, 2004).
4.4	First Supplemental Indenture dated as of November 12, 2003, among Tyco International Group S.A., Tyco International Ltd. and The Bank of New York, as trustee relating to the co-obligor's 6.0% Notes due 2013 (Incorporated by reference to Exhibit 4.2 to Tyco International Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 filed on February 17, 2004).
4.5	Supplemental Indenture 2008-2 by and among Tyco International Ltd., Tyco International Finance S.A. and Wilmington Trust Company, as trustee, dated as of May 15, 2008 relating to the co-obligor's 6.875% Notes due 2021 (Incorporated by reference to Exhibit 4.3 to Tyco International Ltd.'s Current Report on Form 8-K filed on June 5, 2008).
4.6	Supplemental Indenture 2008-3 by and among Tyco International Ltd., Tyco International Finance S.A. and Wilmington Trust Company, as trustee, dated as of May 15, 2008 relating to the co-obligor's 7.0% Notes due 2019 (Incorporated by reference to Exhibit 4.4 to Tyco International Ltd.'s Current Report on Form 8-K filed on June 5, 2008).

Exhibit Number
4.7	Indenture, dated as of January 9, 2009, by and among Tyco International Finance S.A., as issuer, Tyco International Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on January 9, 2009).
4.8	Supplemental Indenture, dated as of January 9, 2009, by and among Tyco International Finance S.A., as issuer, Tyco International Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee relating to the issuer's 8.5% notes due 2019 (Incorporated by reference to Exhibit 4.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on January 9, 2009).
4.9	Second Supplemental Indenture, dated as of October 5, 2009, by and among Tyco International Finance S.A., as issuer, Tyco International Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee relating to the issuer's 4.125% notes due 2014 (Incorporated by reference to Exhibit 4.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on October 5, 2009).
4.10	Third Supplemental Indenture, dated as of May 5, 2010, by and among Tyco International Finance S.A., as issuer, Tyco International Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee relating to the issuer's 3.375% notes due 2015 (Incorporated by reference to Exhibit 4.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on May 5, 2010).
10.1	The Tyco International Ltd. Long Term Incentive Plan (formerly known as the ADT 1993 Long-Term Incentive Plan) (as amended May 12, 1999) (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Form S-8 (No. 333-80391) filed on June 10, 1999).(1)
10.2	Tyco International (US) Inc. Supplemental Executive Retirement Plan, amended and restated as of October 1, 2000, dated December 30, 2000 (Incorporated by reference to Exhibit 10.3 to Tyco International Ltd.'s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)
10.3	Second Amendment to Tyco International (US) Inc. Supplemental Executive Retirement Plan, dated February 14, 2002 (Incorporated by reference to Exhibit 10.4 to Tyco International Ltd.'s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)
10.4	Third Amendment to Tyco International (US) Inc. Supplemental Executive Retirement Plan, dated July 30, 2002 (Incorporated by reference to Exhibit 10.5 to Tyco International Ltd.'s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)
10.5	Amendments to the Tyco International Ltd. Supplemental Executive Retirement Plan, dated December 24, 2003 (Incorporated by reference to Exhibit 10.6 to Tyco International Ltd.'s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)
10.6	December 2003 Amendment to Tyco International (US) Inc. Supplemental Executive Retirement Plan, dated December 24, 2003 (Incorporated by reference to Exhibit 10.7 to Tyco International Ltd.'s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)
10.7	Amendment No. 2004-1 to the Tyco International (US) Inc. Supplemental Executive Retirement Plan, dated April 30, 2004 (Incorporated by reference to Exhibit 10.8 to Tyco International Ltd.'s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004).(1)

Exhibit Number
10.8	The Tyco International Ltd. Long Term Incentive Plan II (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Registration Statement on Form S-8 (No. 333-75037) filed March 25, 1999).(1)
10.9	Change in Control Severance Plan for Certain U.S. Officers and Executives dated January 1, 2005, as amended (Incorporated by reference to Exhibit 10.3 to Tyco International Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2009 filed on April 30, 2009).(1)
10.10	Edward D. Breen Employment Contract dated July 25, 2002, as amended (Incorporated by reference to Exhibit 99.1 to Tyco International Ltd.'s Current Report on Form 8-K filed December 19, 2008).(1)
10.11	Employment Offer Letter dated February 14, 2005 between Tyco International Ltd. and Christopher J. Coughlin (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on February 15, 2005).(1)
10.12	Tyco Supplemental Savings and Retirement Plan, amended and restated effective January 1, 2005 (Incorporated by reference to Exhibit 10.27 to Tyco International Ltd.'s Annual Report on Form 10-K for the year ended September 30, 2005 filed on December 9, 2005).(1)
10.13	Tyco International Ltd. 2004 Stock and Incentive Plan amended and restated effective January 1, 2009 (Incorporated by reference to Appendix A to Tyco International Ltd.'s Definitive Proxy Statement on Schedule 14A for the Annual General Meeting of Shareholders on March 12, 2009 filed on January 16, 2009).(1)
10.14	Form of terms and conditions for Option Awards, Restricted Stock Awards, Restricted Unit Awards, Performance Share Awards under the 2004 Stock and Incentive Plan (Incorporated by reference to Exhibit 10.18 to Tyco International Ltd's Annual Report on Form 10-K for the year ended September 26, 2008).(1)
10.15	Form of revised terms and conditions for Option Awards, Restricted Unit Awards, Performance Share Awards under the 2004 Stock and Incentive Plan (filed herewith).(1)
10.16	Form of terms and conditions for Restricted Stock Awards for Directors under the 2004 Stock and Incentive Plan (Incorporated by reference to Exhibit 10.17 to Tyco International Ltd.'s Annual Report on Form 10-K for the year ended September 25, 2009).(1)
10.17	Terms and conditions for Option Awards and Performance Share Awards granted to Christopher Coughlin under the 2004 Stock and Incentive Plan (Incorporated by reference to Exhibit 10.7 to Tyco International Ltd.'s Current Report on Form 8-K filed on October 5, 2009).(1)
10.18	Tyco International (US) Inc. Severance Plan for U.S. Officers and Executives Plan, as amended (Incorporated by reference to Exhibit 10.4 to Tyco International Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2009 filed on April 30, 2009).(1)
10.19	Founders' Grant Option Award (Incorporated by reference to Exhibit 10.6 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 6, 2007).(1)
10.20	Founders' Grant Restricted Unit Award (Incorporated by reference to Exhibit 10.7 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 6, 2007).(1)
10.21	Credit Agreement, dated as of April 25, 2007, among Tyco International Finance S.A., Tyco International Ltd., the Lenders party thereto, and Citibank, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.4 to Tyco International Ltd.'s Current Report on Form 8-K filed on April 27, 2007).

Exhibit Number
10.22	Amendment No. 2 to 364-Day Senior Bridge Loan Agreement, dated as of November 27, 2007, and Amendment No. 1 to Credit Agreement dated as of April 25, 2007, among Tyco International Ltd., a Bermuda company, Tyco International Finance S.A., a Luxembourg company, the Lenders party thereto and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.27 to Tyco International Ltd.'s Annual Report on Form 10-K for the fiscal year ended September 28, 2007 filed on November 27, 2007).
10.23	Three-Year Senior Unsecured Credit Agreement, dated June 24, 2008 (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on June 26, 2008).
10.24	Amendment No. 2, dated June 24, 2008, to Five-Year Senior Credit Agreement, dated April 25, 2007 (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on June 26, 2008).
10.25	Tax Sharing Agreement by and among Tyco International Ltd., Covidien Ltd., and Tyco Electronics Ltd., dated June 29, 2007 (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 6, 2007).
10.26	Guarantor Assumption Agreement by and among Tyco International Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.2 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 6, 2007).
10.27	Guarantor Assumption Agreement by and among Tyco International Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.3 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 6, 2007).
10.28	Guarantor Assumption Agreement by and among Tyco International Ltd. and Covidien Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.4 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 6, 2007).
10.29	Guarantor Assumption Agreement by and among Tyco International Ltd. and Covidien Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.5 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 6, 2007).
21.1	Subsidiaries of Tyco International Ltd. (Filed herewith).
23.1	Consent of Deloitte & Touche LLP (Filed herewith).
24.1	Power of Attorney with respect to Tyco International Ltd. signatories (filed herewith).
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
101	Financial statements from the Annual Report on Form 10-K of Tyco International Ltd. for the fiscal year ended September 24, 2010 formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity, and (v) the Notes to Consolidated Financial Statements.

(1)
Management contract or compensatory plan.
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
Christopher J. Coughlin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 12, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on November 12, 2010 in the capacities indicated below.

Name	Title

/s/ EDWARD D. BREEN Edward D. Breen	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
/s/ CHRISTOPHER J. COUGHLIN Christopher J. Coughlin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ CAROL ANTHONY DAVIDSON Carol Anthony Davidson	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
* Timothy M. Donahue	Director
* Brian Duperreault	Director
* Bruce S. Gordon	Director
* Rajiv L. Gupta	Director

Name	Title

* John A. Krol	Director
* Dr. Brendan R. O'Neill	Director
* William S. Stavropoulos	Director
* Sandra S. Wijnberg	Director
* Michael E. Daniels	Director
* R. David Yost	Director

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

Dedication to Governance, Controls and Financial Reporting

        Throughout 2010, we continued to maintain and enhance internal controls over financial reporting, disclosures and corporate governance practices. We believe that a strong control environment is a dynamic process. Therefore, we intend to continue to devote the necessary resources to maintain and improve our internal controls and corporate governance.

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

        We have audited the accompanying consolidated balance sheets of Tyco International Ltd. and subsidiaries (the "Company") as of September 24, 2010 and September 25, 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended September 24, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tyco International Ltd. and subsidiaries as of September 24, 2010 and September 25, 2009, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 24, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted the new accounting guidance related to the measurement date of defined benefit pension and other postretirement plans effective September 27, 2008.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 24, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 11, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
November 11, 2010

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tyco International Ltd.:

        We have audited the internal control over financial reporting of Tyco International Ltd. and subsidiaries (the "Company") as of September 24, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 24, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended September 24, 2010 of the Company and our report dated November 11, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New York, New York
November 11, 2010

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended September 24, 2010, September 25, 2009 and September 26, 2008
(in millions, except per share data)

	2010	2009	2008
Revenue from product sales	$9,990	$10,134	$12,602
Service revenue	7,026	6,748	7,131

Net revenue	17,016	16,882	19,733
Cost of product sales	7,164	7,314	8,858
Cost of services	3,572	3,556	3,922
Selling, general and administrative expenses	4,586	4,599	4,824
Goodwill and intangible asset impairments (see Note 9)	—	2,705	10
Restructuring, asset impairment and divestiture charges, net (see Notes 2 and 3)	96	214	223

Operating income (loss)	1,598	(1,506)	1,896
Interest income	31	44	112
Interest expense	(284)	(301)	(396)
Other expense, net	(75)	(7)	(223)

Income (loss) from continuing operations before income taxes	1,270	(1,770)	1,389
Income tax expense	(138)	(71)	(326)

Income (loss) from continuing operations	1,132	(1,841)	1,063
Income from discontinued operations, net of income taxes	7	47	491

Net income (loss)	1,139	(1,794)	1,554
Less: noncontrolling interest in subsidiaries net income	7	4	1

Net income (loss) attributable to Tyco common shareholders	$1,132	$(1,798)	$1,553

Amounts attributable to Tyco common shareholders:
Income (loss) from continuing operations	$1,125	$(1,845)	$1,062
Income from discontinued operations	7	47	491

Net income (loss) attributable to Tyco common shareholders	$1,132	$(1,798)	$1,553

Basic earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	$2.32	$(3.90)	$2.19
Income from discontinued operations	0.01	0.10	1.02

Net income (loss) attributable to Tyco common shareholders	$2.33	$(3.80)	$3.21

Diluted earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	$2.31	$(3.90)	$2.18
Income from discontinued operations	0.01	0.10	1.01

Net income (loss) attributable to Tyco common shareholders	$2.32	$(3.80)	$3.19

Weighted average number of shares outstanding:
Basic	485	473	484
Diluted	488	473	488

See Notes to Consolidated Financial Statements.

 TYCO INTERNATIONAL LTD.
CONSOLIDATED BALANCE SHEETS
As of September 24, 2010 and September 25, 2009
(in millions, except per share data)

	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$1,775	$2,354
Accounts receivable, less allowance for doubtful accounts of $161 and $167, respectively	2,493	2,544
Inventories	1,443	1,370
Prepaid expenses and other current assets	936	963
Deferred income taxes	382	405
Assets held for sale	324	404

Total current assets	7,353	8,040
Property, plant and equipment, net	4,156	3,437
Goodwill	9,577	8,791
Intangible assets, net	3,446	2,643
Other assets	2,596	2,642

Total Assets	$27,128	$25,553

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$536	$245
Accounts payable	1,340	1,198
Accrued and other current liabilities	2,671	2,438
Deferred revenue	618	588
Liabilities held for sale	103	277

Total current liabilities	5,268	4,746
Long-term debt	3,652	4,029
Deferred revenue	1,106	1,133
Other liabilities	3,001	2,691

Total Liabilities	13,027	12,599

Commitments and Contingencies (see Note 14)
Tyco Shareholders' Equity:
Common shares, CHF 6.70 par value, 814,801,671 shares authorized, 514,502,770 shares issued as of September 24, 2010; CHF 7.60 par value, 814,801,671 shares authorized, 479,346,720 shares issued as of September 25, 2009.	2,948	3,122
Common shares held in treasury, 26,097,158 and 5,182,984 shares, as of September 24, 2010 and September 25, 2009, respectively	(976)	(214)
Contributed surplus	12,121	10,940
Accumulated earnings (deficit)	312	(820)
Accumulated other comprehensive loss	(321)	(87)

Total Tyco Shareholders' Equity	14,084	12,941
Noncontrolling interest	17	13

Total Equity	14,101	12,954

Total Liabilities and Equity	$27,128	$25,553

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Year Ended September 24, 2010, September 25, 2009 and September 26, 2008
(in millions)

	Number of Common Shares	Common Shares at Par Value (see Note 16)	Common Shares $0.80 Par Value	Treasury Shares	Share Premium	Contributed Surplus	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Tyco Shareholders' Equity	Non- controlling Interest	Total Equity
Balance as of September 28, 2007	496	$—	$397	$—	$9,189	$5,439	$34	$565	$15,624	$66	$15,690
Comprehensive income:
Net income							1,553		1,553	1	1,554
Currency translation								(307)	(307)		(307)
Divestiture of subsidiary shares from noncontrolling interests, net										(52)	(52)
Unrealized loss on marketable securities and derivative instruments, net of income taxes								(5)	(5)		(5)
Retirement plans, net of income taxes								(21)	(21)		(21)

Total comprehensive income									1,220	(51)	1,169
Dividends declared							(313)		(313)		(313)
Share option exercised, including tax benefit of $2	2		2		47	2			51		51
Repurchase of common shares by subsidiary	(20)		(17)			(837)			(854)		(854)
Repurchase of common shares held in treasury	(5)			(192)					(192)		(192)
Compensation expense						97			97		97
Exchange of convertible debt						10			10		10
Cumulative effect of adopting a new accounting principle (see Note 6)							(79)		(79)		(79)
Other (see Note 2)							(70)		(70)	(1)	(71)

Balance as of September 26, 2008	473	$—	$382	$(192)	$9,236	$4,711	$1,125	$232	$15,494	$14	$15,508
Comprehensive income:
Net loss							(1,798)		(1,798)	4	(1,794)
Currency translation								(203)	(203)		(203)
Unrealized gain on marketable securities and derivative instruments, net of income taxes of $5 million								9	9		9
Retirement plans, net of income tax benefit of $107 million (see Note 18)								(220)	(220)		(220)

Total comprehensive loss									(2,212)	4	(2,208)
Change of Domicile (see Note 16)
Reclassification of shares owned by subsidiaries and cancellation of common shares held in treasury		1		(54)		53			—		—
Reverse share split and issuance of fully paid up shares		3,498	(382)		(3,116)				—		—
Reallocation of share premium to contributed surplus					(6,120)	6,120			—		—
Dividends declared (see Note 16)		(377)					(95)		(472)		(472)
Shares issued from treasury for vesting of share based equity awards and other related tax effects	1			32		(38)			(6)		(6)
Repurchase of common shares by subsidiary						(3)			(3)		(3)
Compensation expense						103			103		103
Cumulative effect of adopting a new accounting principle, net of income tax benefit of $2 million and income taxes $28 million, respectively, (See Note 15)							(5)	61	56		56
Other						(6)	(47)	34	(19)	(5)	(24)

Balance as of September 25, 2009	474	$3,122	$—	$(214)	$—	$10,940	$(820)	$(87)	$12,941	$13	$12,954

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

For the Year Ended September 24, 2010, September 25, 2009 and September 26, 2008
(in millions)

	Number of Common Shares	Common Shares at Par Value (see Note 16)	Treasury Shares	Contributed Surplus	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Tyco Shareholders' Equity	Non- controlling Interest	Total Equity
Balance as of September 25, 2009	474	$3,122	$(214)	$10,940	$(820)	$(87)	$12,941	$13	$12,954
Comprehensive income:
Net income					1,132		1,132	7	1,139
Currency translation, net of taxes of $7 million						(201)	(201)		(201)
Retirement plans, net of taxes of $14 million						(33)	(33)		(33)

Total comprehensive income							898	7	905
Dividends declared (see Note 16)		(415)					(415)		(415)
Acquisition of Brinks Home Security Inc. (see Note 4)
Issuance of shares	35	241	2	1,119			1,362		1,362
Replacement of share based equity awards issued				27			27		27
Shares issued from treasury for vesting of share based equity awards	3		136	(87)			49		49
Repurchase of common shares by treasury	(24)		(900)				(900)		(900)
Compensation expense				122			122		122
Other								(3)	(3)

Balance as of September 24, 2010	488	$2,948	$(976)	$12,121	$312	$(321)	$14,084	$17	$14,101

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended September 24, 2010, September 25, 2009 and September 26, 2008
($ in millions)

	2010	2009	2008
Cash Flows From Operating Activities:
Net income (loss) attributable to Tyco common shareholders	$1,132	($1,798)	$1,553
Noncontrolling interest in subsidiaries net income	7	4	1
Income from discontinued operations, net of income taxes	(7)	(47)	(491)

Income (loss) from continuing operations	1,132	(1,841)	1,063
Adjustments to reconcile net cash provided by operating activities:
Goodwill and intangible asset impairments	—	2,705	10
Depreciation and amortization	1,203	1,126	1,148
Non-cash compensation expense	120	103	99
Deferred income taxes	(129)	(90)	(99)
Provision for losses on accounts receivable and inventory	127	156	133
Loss (gain) on the retirement of debt	87	(2)	258
Non-cash restructuring and asset impairment charges, net	(1)	23	34
(Gains) losses on divestitures	(41)	13	—
(Gains) losses on investments, net	(11)	(11)	14
Debt and refinancing cost amortization	21	25	59
Other non-cash items	16	52	29
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(22)	191	(186)
Contracts in progress	(32)	106	(26)
Inventories	(108)	346	(140)
Prepaid expenses and other current assets	88	2	9
Accounts payable	119	(337)	(6)
Accrued and other liabilities	58	(46)	(155)
Income taxes, net	12	(138)	(83)
Class action settlement liability	—	—	(3,020)
Other	(9)	4	(53)

Net cash provided by (used in) operating activities	2,630	2,387	(912)

Net cash provided by discontinued operating activities	27	34	22
Cash Flows From Investing Activities:
Capital expenditures	(718)	(702)	(722)
Proceeds from disposal of assets	29	12	25
Acquisition of businesses, net of cash acquired	(600)	(48)	(347)
Accounts purchased by ADT	(559)	(543)	(376)
Divestiture of businesses, net of cash retained	21	2	1
Class action settlement escrow	—	—	2,960
Decrease in investments	59	17	32
Decrease (increase) in restricted cash	7	1	(17)
Other	(14)	(1)	(1)

Net cash (used in) provided by investing activities	(1,775)	(1,262)	1,555

Net cash (used in) provided by discontinued investing activities	(12)	59	902

Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	—	26	16
Repayment of short-term debt	(243)	(552)	(377)
Proceeds from issuance of long-term debt	1,001	3,424	3,864
Repayment of long-term debt	(962)	(2,890)	(4,050)
Proceeds from exercise of share options	49	1	49
Dividends paid	(416)	(388)	(292)
Repurchase of common shares by subsidiary	—	(3)	(854)
Repurchase of common shares by treasury	(900)	—	(192)
Transfer from discontinued operations	15	93	928
Other	15	9	(72)

Net cash used in financing activities	(1,441)	(280)	(980)

Net cash used in discontinued financing activities	(15)	(93)	(924)

Effect of currency translation on cash	7	(10)	(38)

Net (decrease) increase in cash and cash equivalents	(579)	835	(375)
Cash and cash equivalents at beginning of period	2,354	1,519	1,894

Cash and cash equivalents at end of period	$1,775	$2,354	$1,519

Supplementary Cash Flow Information:
Interest paid	$267	$294	$313
Income taxes paid, net of refunds	$255	$281	$489
Supplementary Non-Cash Investing Information:
Issuance of shares in connection with the acquisition Brinks Home Security, Inc.	$1,362	$—	$—
Supplementary Non-Cash Financing Information:
Conversion of debt to common shares	$—	$—	$10

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Summary of Significant Accounting Policies

        Basis of Presentation—The Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd., a corporation organized under the laws of Switzerland, and its subsidiaries (Tyco and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Tyco"). The financial statements have been prepared in United States dollars ("USD") and in accordance with generally accepted accounting principles in the United States ("GAAP"). Certain information described under article 663-663h of the Swiss Code of Obligations has been presented in the Company's Swiss statutory financial statements for the period ended September 24, 2010. Unless otherwise indicated, references in the Consolidated Financial Statements to 2010, 2009 and 2008 are to Tyco's fiscal year ended September 24, 2010, September 25, 2009 and September 26, 2008, respectively.

        Effective June 29, 2007, Tyco completed the spin-offs of Covidien and Tyco Electronics, formerly the Healthcare and Electronics businesses, respectively, into separate, publicly traded companies (the "Separation") in the form of a distribution to Tyco shareholders. During 2008, the Company incurred pre-tax costs related to the Separation of $275 million. Of this amount, $4 million is included in selling, general and administrative expenses for 2008. Additionally, $258 million in 2008 is related to loss on early extinguishment of debt and is included in other expense, net. Separation costs included in interest expense, net during 2008 were $47 million related to the write-off of unamortized credit facility fees. Also during 2010, 2009 and 2008, $8 million of income, $14 million of expense and $34 million of income, respectively, relating to the Tax Sharing Agreement is included in other expense, net.

        Revenue related to the sale of electronic tags and labels utilized in retailer anti-theft systems is classified as revenue from product sales. In reporting periods prior to the first quarter of fiscal 2010, revenue related to the sale of electronic tags and labels utilized in retailer anti-theft systems was misclassified as service revenue. Such item had no effect on net revenue, operating income (loss), net income (loss) and cash flows. No changes have been made to previously filed financial statements or in the comparative amounts presented herein, as the effect in prior periods is not material. Revenue related to the sale of such electronic tags and labels reflected as service revenue was $286 million and $364 million in 2009 and 2008, respectively, and related cost of services was $176 million and $221 million in 2009 and 2008, respectively.

        The Company has a 52 or 53-week fiscal year that ends on the last Friday in September. Fiscal years 2010, 2009 and 2008 were all 52-week years. Fiscal 2011 will be a 53-week year which will end on September 30, 2011.

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

        Use of Estimates—The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenues and expenses. Significant estimates in these Consolidated Financial Statements include restructuring charges, allowances for doubtful accounts receivable, estimates of future cash flows associated with

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

asset impairments, useful lives for depreciation and amortization, loss contingencies (including legal, environmental and asbestos reserves), net realizable value of inventories, fair values of financial instruments, estimated contract revenue and related costs, income taxes and tax valuation allowances, and pension and postretirement employee benefit expenses. Actual results could differ materially from these estimates.

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

        For transactions in which the Company retains ownership of the subscriber system asset, fees for monitoring and maintenance services are recognized on a straight-line basis over the contract term. Non-refundable fees received in connection with the initiation of a monitoring contract, along with associated direct and incremental selling costs, are deferred and amortized over the estimated life of the customer relationship.

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

        At September 24, 2010 and September 25, 2009, accounts receivable and other long-term receivables included retainage provisions of $62 million and $66 million, respectively, of which $45 million and $46 million are unbilled, respectively. These retainage provisions consist primarily of fire protection contracts and become due upon contract completion and acceptance. As of September 24, 2010 the retainage provision included $50 million that is expected to be collected during fiscal 2011.

        Research and Development—Research and development expenditures are expensed when incurred and are included in cost of product sales, which amounted to $131 million, $116 million and $125 million for 2010, 2009 and 2008, respectively. Research and development expenses include salaries, direct costs incurred and building and overhead expenses.

        Advertising—Advertising costs are expensed when incurred and are included in selling, general and administrative expenses, which amounted to $164 million, $131 million and $142 million for 2010, 2009 and 2008, respectively.

        Translation of Foreign Currency—For the Company's non-U.S. subsidiaries that account in a functional currency other than U.S. dollars, assets and liabilities are translated into U.S. dollars using year-end exchange rates. Revenue and expenses are translated at the average exchange rates in effect during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive loss in shareholders' equity.

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

        Property, Plant and Equipment, Net—Property, Plant and Equipment, net is recorded at cost less accumulated depreciation. Depreciation expense for 2010, 2009 and 2008 was $654 million, $610 million and $620 million, respectively. Maintenance and repair expenditures are charged to expense when

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

incurred. Except for pooled subscriber systems, depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and related improvements	5 to 50 years
Leasehold improvements	Lesser of remaining term of the lease or economic useful life
Subscriber systems	Accelerated method up to 15 years
Other machinery, equipment and furniture and fixtures	2 to 20 years

        See below for discussion of depreciation method and estimated useful lives related to subscriber systems.

        Subscriber System Assets and Related Deferred Revenue Accounts—The Company considers assets related to the acquisition of new customers in its electronic security business in three asset categories: internally generated residential subscriber systems, internally generated commercial subscriber systems (collectively referred to as subscriber system assets) and customer accounts acquired through the ADT dealer program (referred to as dealer intangibles). Subscriber system assets include installed property, plant and equipment for which Tyco retains ownership and deferred costs directly related to the customer acquisition and system installation. Subscriber system assets represent capitalized equipment (e.g. security control panels, touchpad, motion detectors, window sensors and other equipment) and installation costs associated with electronic security monitoring arrangements under which the Company retains ownership of the security system assets in a customer's residence or place of business. Installation costs represent costs incurred to prepare the asset for its intended use. The Company pays property taxes on the subscriber system assets and upon customer termination, may retrieve such assets. These assets embody a probable future economic benefit as they generate future monitoring revenue for the Company.

        Costs related to the subscriber system equipment and installation are categorized as property, plant and equipment rather than deferred costs. Deferred costs associated with subscriber system assets represent direct and incremental selling expenses (i.e. commissions) related to acquiring the customer. Commissions related to up-front consideration paid by customers in connection with the establishment of the monitoring arrangement are determined based on a percentage of the up-front fees and do not exceed deferred revenue. Such deferred costs are recorded as non-current assets and are included in other assets within the Consolidated Balance Sheets.

        Subscriber system assets and any deferred revenue resulting from the customer acquisition are accounted for over the expected life of the subscriber. In certain geographical areas where the Company has a large number of customers that behave in a similar manner over time, the Company accounts for subscriber system assets and related deferred revenue using pools, with separate pools for the components of subscriber system assets and any related deferred revenue based on the same month and year of acquisition. The Company depreciates its pooled subscriber system assets (primarily in North America) and related deferred revenue using an accelerated method with lives up to 15 years. The accelerated method utilizes declining balance rates based on geographical area ranging from 160% to 195% for residential subscriber pools and 145% to 265% for commercial subscriber pools and converts to a straight-line methodology when the resulting depreciation charge is greater than that from the accelerated method. The Company uses a straight-line method with a 14-year life for non-pooled

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

subscriber system assets (primarily in Europe and Asia) and related deferred revenue, with remaining balances written off upon customer termination.

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

        Goodwill and Indefinite-Lived Intangible Asset Impairments—Goodwill and indefinite-lived intangible assets are assessed for impairment annually and more frequently if triggering events occur (see Note 9). In performing these assessments, management relies on various factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable transactions and other market data. There are inherent uncertainties related to these factors which require judgment in applying them to the analysis of goodwill and indefinite-lived intangible assets for impairment. The Company performed its annual impairment tests for goodwill and indefinite-lived intangible assets on the first day of the fourth quarter of 2010.

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

        The estimated useful life of dealer intangibles in geographical areas comprising approximately 90% of the net carrying value of dealer intangibles is 15 years. The Company amortizes dealer intangible assets on an accelerated basis. Other contracts and related customer relationships, as well as intellectual property consisting primarily of patents, trademarks, copyrights and unpatented technology, are amortized on a straight-line basis over 4 to 40 years. The Company evaluates the amortization methods and remaining useful lives of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the amortization method or remaining useful lives.

        Investments—The Company invests in debt and equity securities. Long-term investments in marketable equity securities that represent less than twenty percent ownership are marked to market at the end of each accounting period. Unrealized gains and losses are credited or charged to accumulated other comprehensive loss within shareholders' equity for available for sale securities unless an unrealized loss is deemed to be other than temporary, in which case such loss is charged to earnings. Management determines the proper classification of investments in debt obligations with fixed maturities and equity securities for which there is a readily determinable market value at the time of purchase and reevaluates such classifications as of each balance sheet date. Realized gains and losses on sales of investments are included in the Consolidated Statements of Operations.

        Other equity investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. Each reporting period, the Company evaluates the carrying value of its investments accounted for under the cost method of accounting, such that they are recorded at the lower of cost or estimated net realizable value. For equity investments in which the Company exerts significant influence over operating and financial policies but does not control, the equity method of accounting is used. The Company's share of net income or losses of equity investments is included in the Consolidated Statements of Operations and was not material in any period presented.

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

        Asbestos-Related Contingencies and Insurance Receivables—The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. The Company's estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is predominantly based on claim experience over the past five years, and a projection which covers claims expected to be filed, including related defense costs, over the next seven years on an undiscounted basis. Due to the high degree of uncertainty regarding the pattern and length of time over which claims will be made and then settled or litigated, the Company uses multiple estimation methodologies based on varying scenarios of potential outcomes to estimate the range of loss. The Company has concluded that estimating the liability beyond the seven year period will not provide a reasonable estimate, as these uncertainties increase significantly as the projection period lengthens.

        In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable. The Company's estimate of asbestos-related insurance recoveries represents estimated amounts due to the Company for previously paid and settled claims and the probable reimbursements relating to its estimated liability for pending and future claims. In determining the amount of insurance recoverable, the Company considers a number of factors, including available insurance, allocation methodologies, solvency and creditworthiness of the insurers.

        Insurable Liabilities—The Company records liabilities for its workers' compensation, product, general and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. Certain insurable liabilities are discounted using a risk-free rate of return when the pattern and timing of the future obligation is reliably determinable. The impact of the discount on the Consolidated Balance Sheets as of September 24, 2010 and September 25, 2009 was to reduce the obligation by $21 million and $20 million, respectively. The Company maintains captive insurance companies to manage certain of its insurable liabilities. Additionally, the Company records receivables from third party insurers when recovery has been determined to be probable.

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

        All derivative financial instruments are reported on the Consolidated Balance Sheets at fair value. Derivatives used to economically hedge foreign currency denominated balance sheet items related to operating activities are reported in selling, general and administrative expenses along with offsetting transaction gains and losses on the items being hedged. Derivatives used to economically hedge dividends declared in Swiss francs are reported in the Company's Consolidated Statements of Operations as part of other expense, net along with offsetting transaction gains and losses on the items being hedged. Derivatives used to manage the exposure to changes in interest rates are reported in interest expense along with offsetting transaction gains and losses on the items being hedged. Gains and losses on net investment hedges are included in the cumulative translation adjustment component of accumulated other comprehensive loss to the extent they are effective. Gains and losses on derivatives designated as cash flow hedges are recorded in accumulated other comprehensive loss and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The Company classifies cash flows associated with the settlement of derivatives consistent with the nature of the transaction being hedged. The Company did not have any cash flow hedges during 2010. The ineffective portion of all hedges, if any, is recognized currently in earnings as noted above. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings.

        Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation. Specifically, the Company has reclassified certain businesses which have satisfied the criteria to be presented as discontinued operations to income from discontinued operations in the Consolidated Statements of Operations and assets and liabilities held for sale within the Consolidated Balance Sheets. See Note 2. Additionally, the Company has realigned certain business operations in the first quarter of fiscal 2010, resulting in prior period segment amounts being recast. See Note 19.

        Recently Adopted Accounting Pronouncements—In December 2008, the FASB issued authoritative guidance for employers' disclosures about postretirement benefit plan assets. The guidance requires additional disclosures about plan assets related to an employer's defined benefit pension or other post-retirement plans to enable investors to better understand how investment decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and the significant concentrations of risk within plan assets. The disclosure provisions of the guidance were adopted concurrent with the pension disclosures associated with the Company's annual valuation process during the fourth quarter of fiscal 2010. The adoption did not impact the Company's financial position, results of operations or cash flows. See Note 15.

        In June 2008, the Financial Accounting Standards Board ("FASB") ratified authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. The guidance addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method. The guidance requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. The guidance became effective for Tyco in the first quarter of fiscal 2010, and was applied retrospectively to prior periods. The adoption

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

did not have a material impact on the Company's historical annual or quarterly basic and diluted earnings per share. See Note 7 for additional information related to the adoption of the guidance.

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

        During the third quarter of 2010, the Board of Directors approved a plan to pursue a tax-free spin-off of Tyco's Electrical and Metal Products business. On November 9, 2010, the Company announced an agreement to sell a 51% interest in its Electrical and Metal Products business. In connection with this announcement, the Company no longer plans to pursue the tax-free spin-off of our Electrical and Metal Products business as proposed on April 27, 2010. See Note 25.

        During the fourth quarter of 2009, the Company approved a plan to sell its French security business, which was part of the Company's ADT Worldwide segment. This business has been classified as held for sale as of September 25, 2009; however, its results of operations were presented in continuing operations as the criteria to be presented as discontinued operations were not met. During the second quarter of 2010, the Company completed the sale and recorded a $53 million pre-tax gain within restructuring, asset impairment and divestiture charges, net in the Company's Consolidated Statement of Operations.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Divestitures (Continued)

charge of $8 million in the second quarter of 2009 relating to the amount of depreciation and amortization expense that would have been recorded had the asset been continuously classified as held and used.

Discontinued Operations

  Fiscal 2010

        During the quarter ended June 25, 2010, the Board of Directors approved a plan to sell the Company's European water business, which is part of the Company's Flow Control segment. Subject to the receipt of certain consents and approvals and other customary closing conditions, the Company has agreed to sell the business for approximately $245 million. As of September 24, 2010, the necessary consents and approvals had not been obtained. The business met the held for sale and discontinued operations criteria and has been included in discontinued operations in all periods presented. As of September 24, 2010, the Company had assessed and determined that the carrying value of the remaining assets were recoverable based on current fair value, less cost to sell. The transaction has subsequently closed and the Company expects to record a gain on the transaction. See Note 25.

  Fiscal 2009

        In July 2008, the Company substantially completed the sale of its Infrastructure Services business, which met the criteria to be presented as discontinued operations. In order to complete the sale of the remaining Infrastructure Services businesses, Earth Tech Brasil Ltda. ("ET Brasil"), the Earth Tech UK businesses and certain assets in China, the Company was required to obtain consents and approvals to transfer the legal ownership of the businesses and assets. By the fourth quarter of 2009, the Company received all the necessary consents and approvals to transfer the legal ownership of the businesses and assets and received cash proceeds of $61 million. As a result of the fiscal 2009 dispositions, a net pre-tax gain of $33 million was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statements of Operations for the year ended September 25, 2009.

  Fiscal 2008

        During 2008, the Company sold its Empresa de Transmissao de Energia do Oeste Ltda. ("ETEO") business, Ancon Building Products ("Ancon") business, Nippon Dry-Chemical Co., Ltd. ("NDC") business, and a European manufacturer of public address products and acoustic systems. As discussed above, the Company also substantially completed the sale of its Infrastructure Services Business during the fourth quarter of 2008. These businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations in all periods presented.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Divestitures (Continued)

        In May 2008, the Company sold 100% of the stock of ETEO, a Brazilian subsidiary of the Company's Infrastructure Services business for $338 million of net cash proceeds and recorded a pre-tax gain of $232 million, including the effects of the economic hedge of the purchase price discussed below. The gain was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statements of Operations for the year ended September 26, 2008. ETEO was part of the Company's Corporate and Other. During September 2007, Tyco entered into an economic hedge of the Brazilian Real denominated contractual sale price of the ETEO business. Since the hedging transaction was directly linked to the proceeds from the sale of a business that was reflected in discontinued operations, Tyco began including the impact of the hedge in discontinued operations during the first quarter of 2008. During the third quarter of 2008, Tyco incurred a pre-tax loss of $36 million on this hedge.

        Additionally in fiscal year 2008, the Company settled a contract dispute arising under its former Infrastructure Services business. In connection with the settlement, the Company assessed its assets under the original contract and concluded the assets were no longer recoverable, resulting in a $51 million charge to discontinued operations.

        During April 2008, the Company sold Ancon, a manufacturer of stainless steel products used in masonry construction. Ancon was part of the Company's Corporate and Other. The sale was completed for $164 million in net cash proceeds and a pre-tax gain of $100 million was recorded which was largely exempt from tax. The gain was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statements of Operations for the year ended September 26, 2008. During the fourth quarter of 2008, the Company received an additional $6 million of proceeds related to the sale of Ancon.

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

        Net revenue, income from operations, (loss) gain on sale and income tax expense for discontinued operations for 2010, 2009 and 2008 are as follows ($ in millions):

	2010	2009	2008
Net revenue	$326	$358	$1,687

Pre-tax income from discontinued operations	$28	$23	$94
Pre-tax (loss) gain on sale of discontinued operations	(5)	33	484
Income tax expense	(16)	(9)	(87)

Income from discontinued operations, net of income taxes	$7	$47	$491

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Divestitures (Continued)

        Consolidated balance sheet information for pending divestitures as of September 24, 2010 and September 25, 2009 was as follows ($ in millions):

	2010	2009
Accounts receivables, net	$70	$124
Inventories	71	74
Prepaid expenses and other current assets	13	38
Property, plant and equipment, net	59	82
Goodwill and intangible assets, net	105	14
Other assets	6	72

Total assets	$324	$404

Accounts payable	$43	$67
Accrued and other current liabilities	36	108
Other liabilities	24	102

Total liabilities	$103	$277

        During fiscal year 2007, Tyco completed the spin-offs of its Healthcare and Electronics businesses (the "Separation"). The Company has used available information to develop its best estimates for certain assets and liabilities related to the Separation. In limited instances, final determination of the balances will be made in subsequent periods. There were no adjustments during the year ended September 24, 2010. During the year ended September 25, 2009, $43 million was recorded through shareholders' equity, $9 million of which related to a pre-Separation income tax filing in a non-U.S. jurisdiction and $34 million of other items. During the year ended September 26, 2008, $70 million of other items were recorded through shareholders' equity. The other items discussed above, which aggregate $104 million, reflect immaterial adjustments to shareholders' equity which were recorded to correct the distribution amount at the date of Separation. Adjustments in the future for the impact of filing final income tax returns in certain jurisdictions where those returns include a combination of Tyco, Covidien and/or Tyco Electronics legal entities and for certain amended income tax returns for the periods prior to the Separation may be recorded to either shareholders' equity or the Consolidated Statement of Operations depending on the specific item giving rise to the adjustment.

Divestiture Charges, Net

        During 2010, 2009 and 2008, the Company recorded a net gain of $40 million, and a net loss of $15 million and $1 million, respectively, in restructuring, asset impairment and divestiture charges, net in the Company's Consolidated Statements of Operations in connection with the divestiture and write-down to fair value less cost to sell of certain businesses that did not meet the criteria for discontinued operations. The net gain for 2010 includes the $53 million gain recognized upon the sale of the Company's French security business.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Restructuring and Asset Impairment Charges, Net

2009 Program

        During fiscal 2009 and 2010, the Company identified and pursued opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across the Company's businesses (the "2009 Program"). As of September 24, 2010, the Company has substantially completed the 2009 Program. During fiscal 2010, the Company identified additional opportunities for cost savings through restructuring activities in fiscal 2011. The Company expects to incur restructuring and restructuring related charges of approximately $150 million in fiscal 2011.

        Restructuring and asset impairment charges, net, during the years ended September 24, 2010 and September 25, 2009 related to the 2009 Program are as follows ($ in millions):

	For the Year Ended September 24, 2010
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Charges Reflected in SG&A	Total
ADT Worldwide	$49	$10	$—	$—	$59
Flow Control	18	7	1	(1)	25
Fire Protection Services	33	3	—	2	38
Electrical and Metal Products	2	3	7	—	12
Safety Products	7	—	—	—	7
Corporate and Other	1	—	—	—	1

Total	$110	$23	$8	$1	$142

	For the Year Ended September 25, 2009
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Charges Reflected in SG&A	Total
ADT Worldwide	$67	$20	$9	$5	$101
Flow Control	13	4	3	—	20
Fire Protection Services	44	1	—	—	45
Electrical and Metal Products	10	2	7	—	19
Safety Products	22	2	8	—	32
Corporate and Other	2	7	—	1	10

Total	$158	$36	$27	$6	$227

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Restructuring and Asset Impairment Charges, Net (Continued)

        Restructuring and asset impairment charges, net incurred cumulative to date from initiation of the 2009 Program are as follows ($ in millions):

	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Charges Reflected in SG&A	Total
ADT Worldwide	$116	$30	$9	$5	$160
Flow Control	31	11	4	(1)	45
Fire Protection Services	77	4	—	2	83
Electrical and Metal Products	12	5	14	—	31
Safety Products	29	2	8	—	39
Corporate and Other	3	7	—	1	11

Total	$268	$59	$35	$7	$369

        The rollforward of the reserves related to the 2009 Program from September 25, 2009 to September 24, 2010 is as follows ($ in millions):

Balance as of September 25, 2009	$126
Charges	146
Reversals	(10)
Utilization	(124)
Reclass/transfers	(1)
Currency translation	(2)

Balance as of September 24, 2010	$135

        Restructuring reserves for businesses that have met the held for sale criteria are included in liabilities held for sale on the Consolidated Balance Sheets and excluded from the table above. See Note 2.

2007 Program and pre-2006 Actions

        During fiscal 2007 and 2008, the Company launched a restructuring program across all of the Company's segments, including the corporate organization, to streamline some of the businesses and reduce the operational footprint (the "2007 Program"). As of December 26, 2008, the Company had substantially completed this program. The Company maintained a restructuring reserve related to the 2007 Program of $26 million and $59 million as of September 24, 2010 and September 25, 2009, respectively. The Company utilized $33 million of the restructuring reserve balance during the fiscal 2010. In addition, the Company continues to maintain restructuring reserves related to certain actions initiated prior to 2006. The total amount of these reserves were $14 million as of September 24, 2010 and $15 million as of September 25, 2009. The aggregate remaining reserves related to the 2007 Program and pre-2006 actions include employee severance and benefits as well as facility exit costs for long-term non-cancelable lease obligations with expiration dates that range from 2011 to 2022 primarily within the Company's ADT Worldwide, Safety Products and Fire Protection Services segments. The Company incurred $3 million, $5 million and $246 million of charges related to the 2007 Program and pre-2006 actions, of which $3 million, $5 million and $222 million were recorded in restructuring, asset

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Restructuring and Asset Impairment Charges, Net (Continued)

impairment and divestiture charges, net in the Consolidated Statement of Operations, for the fiscal years ended September 24, 2010, September 25, 2009 and September 26, 2008, respectively.

        As of September 24, 2010 and September 25, 2009, restructuring reserves related to the 2009 Program, 2007 Program and pre-2006 actions, were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	September 24, 2010	September 25, 2009
Accrued and other current liabilities	$124	$155
Other liabilities	51	45

Total	$175	$200

4.    Acquisitions

Acquisition of Brink's Home Security Holdings, Inc.

        On May 14, 2010, the Company's ADT Worldwide segment acquired all of the outstanding equity of Brink's Home Security Holdings, Inc ("Broadview Security"), a publicly traded company that was formerly owned by The Brink's Company, in a cash-and-stock transaction valued at approximately $2.0 billion. Broadview Security is being integrated into the Company's ADT Worldwide segment. Under the terms of the transaction, each outstanding share of Broadview Security common stock was converted into the right to receive: (1) $13.15 in cash and 0.7562 Tyco common shares, for those shareholders who made an all-cash election, (2) 1.0951 Tyco common shares, for those shareholders who made an all stock election or (3) $12.75 in cash and 0.7666 Tyco common shares, for those shareholders who made a mixed cash/stock election or who failed to make an election.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Acquisitions (Continued)

Fair Value Calculation of Consideration Transferred

        The calculation of the consideration transferred to acquire Broadview Security is as follows. Certain amounts below cannot be recalculated as the exact Broadview Security common share amounts have not been presented ($ and common share data in millions, except per share data):

Cash consideration
All cash consideration
Number of shares of Broadview Security common shares outstanding as of May 14, 2010 electing all cash	37
Cash consideration per common share outstanding	$13.15

Total cash paid to Broadview Security shareholders making all cash election	$490
Mixed cash/stock consideration
Number of shares of Broadview Security common shares outstanding as of May 14, 2010 electing mixed consideration or not making an election	7
Cash consideration per common share outstanding	$12.75

Total cash paid to Broadview Security shareholders making a mixed election or not making an election	$95

Total cash consideration	$585

Stock consideration
All cash consideration
Number of shares of Broadview Security common shares outstanding as of May 14, 2010 electing all cash	37
Exchange ratio	0.7562

Tyco shares issued to Broadview Security shareholders making an all cash election	28
All stock consideration
Number of shares of Broadview Security common shares outstanding as of May 14, 2010 electing all stock	1
Exchange ratio	1.0951

Tyco shares issued to Broadview Security shareholders making an all stock election	1

Mixed cash/stock consideration
Number of shares of Broadview Security common shares outstanding as of May 14, 2010 electing mixed consideration or not making an election	7
Exchange ratio	0.7666

Tyco shares issued to Broadview Security shareholders making a mixed election or not making an election	6
Total Tyco common shares issued	35

Tyco's average common share price on May 14, 2010	$38.73

Total stock consideration	$1,362

Fair value of Broadview Security stock option, restricted stock unit and deferred stock unit replacement awards(1)	$27

Total fair value of consideration transferred	$1,974

(1)
Represents the fair value of Broadview Security stock option, restricted stock unit and deferred stock unit replacement awards attributable to pre-combination service issued to holders of these awards in the acquisition. The fair value was determined using the Black-Scholes model for stock option awards and Tyco's closing stock price for the restricted and

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Acquisitions (Continued)

  deferred stock unit awards. The fair value of outstanding Broadview Security stock-based compensation awards, which immediately vested at the effective time of the acquisition, was attributed to pre-combination service and included in the consideration transferred. In addition, there were certain Broadview Security stock based compensation awards which did not immediately vest upon completion of the acquisition. For those awards, the fair value of the awards attributed to pre-combination service was included as part of the consideration transferred and the fair value attributed to post-combination service is being recognized as compensation expense over the requisite service period in the post-combination financial statements of Tyco.

Fair Value Allocation of Consideration Transferred to Assets Acquired and Liabilities Assumed

        The consideration transferred for Broadview Security has been allocated to identifiable assets acquired and liabilities assumed as of the acquisition date based on preliminary estimates of fair value. The final determinations of fair value for certain assets and liabilities remain subject to change based on final valuations of the assets acquired and liabilities assumed. The Company does not expect the finalization of the valuation to have a material effect on the allocation, which is expected to be completed no later than one year from the acquisition date. During the fourth quarter of 2010, the Company recorded purchase accounting adjustments which were not material individually or in the aggregate. The following amounts represent the preliminary determination of the fair value of the identifiable assets acquired and liabilities assumed ($ in millions):

Net current assets(1)	$67
Subscriber systems	624
Other property, plant and equipment	49

Total property, plant and equipment	673

Contracts and related customer relationships (10-year weighted average useful life)	738
Other intangible assets (4-year weighted average useful life)	12

Total intangible assets	750

Net non-current liabilities(2)	(445)

Net assets acquired	1,045
Goodwill(3)	929

Purchase price	$1,974

(1)
As of the acquisition date, the fair value of accounts receivable approximated book value. Included in net current assets is $32 million of accounts receivable. The gross contractual amount receivable was approximately $35 million of which $3 million was not expected to be collected.

(2)
Included in net non-current liabilities is $442 million of deferred tax liabilities which are recorded in other liabilities in the Company's Consolidated Balance Sheet as of September 24, 2010.

(3)
The goodwill recognized is primarily related to expected synergies and other benefits that the Company believes will result from combining the operations of BHS with the operations of ADT Worldwide. All of the goodwill has been allocated to the Company's ADT Worldwide segment. None of the goodwill is expected to be deductible for tax purposes.

Actual Broadview Security Financial Results

        During the fourth quarter of fiscal 2010, the Company initiated a program to fully integrate Broadview Security into the Company's ADT Worldwide segment. During fiscal 2011, Broadview

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Acquisitions (Continued)

Security will form part of the Company's ADT Worldwide segment's North American operations. As a result, Broadview Security's operating results, including its revenue and income from continuing operations will be reflected in the operating results of ADT Worldwide's North American operations and will no longer be reported separately. The Company has included the actual results of Broadview Security from the acquisition date, May 14, 2010, in the consolidated statement of operations for the year ended September 24, 2010. Due to the integration of operations, the Company has estimated the acquisition has contributed the following net revenue and loss from continuing operations during fiscal 2010 ($ in millions):

For the Year Ended September 24, 2010
Net Revenue	$193
Loss from continuing operations attributable to Tyco common shareholders	$(25)

Acquisition Related Costs

        Acquisition costs are expensed as incurred. The Company has incurred approximately $17 million of costs directly related to the acquisition of Broadview Security during the year ended September 24, 2010. In addition, the Company recorded $18 million of integration costs during the year ended September 24, 2010. Both acquisition and integration costs have been recorded within selling, general and administrative expenses in the Company's Consolidated Statement of Operations for the year ended September 24, 2010. The Company's ADT Worldwide segment and Corporate and Other recorded $32 million and $3 million, respectively, of acquisition and integration costs for the year ended September 24, 2010. In addition, the Company's ADT Worldwide segment recorded $14 million of restructuring expenses, which have been recorded within restructuring, asset impairments and divestiture charges, net in the Company's Consolidated Statement of Operations for the year ended September 24, 2010.

Supplemental Pro Forma Financial Information (unaudited)

        The supplemental pro forma financial information for the years ended September 24, 2010 and September 25, 2009 is as follows ($ in millions):

	For the Year Ended September 24, 2010	For the Year Ended September 25, 2009
Net revenue	$17,367	$17,415

Income from continuing operations attributable to Tyco common shareholders	1,149	(1,845)

Income from continuing operations per share:
Basic earnings (loss) per share attributable to Tyco common shareholders	$2.21	$(3.63)
Diluted earnings (loss) per share attributable to Tyco common shareholders	$2.20	$(3.63)

        The supplemental pro forma financial information is based on the historical financial information for Tyco and Broadview Security. The supplemental pro forma financial information for the period

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Acquisitions (Continued)

ended September 24, 2010 utilized Broadview Security's historical financial information for its fiscal fourth quarter ended December 31, 2009 and the pre-acquisition period from January 1, 2010 through the acquisition date. The supplemental pro forma financial information for the period ended September 25, 2009 utilized Broadview Security's historical financial information for its fiscal fourth quarter ended December 31, 2008 and the nine months ended September 30, 2009. The supplemental pro forma financial information reflect primarily the following pro forma pre-tax adjustments:

  •
  Elimination of Broadview Security historical intangible asset amortization and property, plant and equipment depreciation expense;

  •
  Elimination of Broadview Security historical deferred acquisition costs amortization;

  •
  Elimination of Broadview Security historical deferred revenue amortization;

  •
  Additional amortization and depreciation expense related to the fair value of identifiable intangible assets and property, plant and equipment acquired;

  •
  Reduction of interest income on cash used to fund the acquisition and Tyco dividends assumed to be paid to Broadview Security shareholders; and

  •
  All of the above pro forma adjustments were tax effected using a statutory tax rate of 39%

        The supplemental pro forma financial information for the year ended September 24, 2010 reflects the following non-recurring adjustments:

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

Other Acquisitions

        During the year ended September 24, 2010, cash paid for acquisitions included in continuing operations (other than Broadview Security) totaled $152 million. During the year ended September 24, 2010, the Company's Flow Control segment acquired two Brazilian valve companies, including Hiter Industria e Comercio de Controle Termo-Hidraulico Ltda ("Hiter"), a valve manufacturer which serves a variety of industries including the oil and gas, chemical and petrochemical markets. Net cash paid for the Brazilian valve companies totaled $104 million. The Company's Electrical and Metal Products segment acquired certain assets of a business for $39 million and its Safety Products segment acquired a business for $9 million during 2010.

        During the year ended September 25, 2009, cash paid for acquisitions included in continuing operations totaled $48 million, net of cash acquired of $2 million, respectively, which primarily related to the acquisition of Vue Technology, Inc., a provider of radio frequency identification (RFID) technology, for $43 million by the Company's Safety Products segment.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Acquisitions (Continued)

        During the year ended September 26, 2008, cash paid for acquisitions included in continuing operations totaled $347 million, net of cash acquired of $8 million. The Company's ADT Worldwide segment acquired Winner Security Services LLC ("Winner") for $63 million and Sensormatic Security Corp. ("SSC") for $66 million, which were franchises originally granted by Sensormatic Electronics Corporation ("Sensormatic") and granted Winner rights to sell, install and service certain Sensormatic products and entitled Winner and SSC to commissions on Sensormatic products sold, installed or shipped into its franchise territories. Additionally, the Company's ADT Worldwide segment acquired FirstService Security for $180 million, net of cash acquired of $7 million. Cash paid for other acquisitions primarily within the Company's ADT Worldwide and Safety Products segments totaled $38 million, net of cash acquired of $1 million.

        These acquisitions were funded utilizing cash from operations. The results of operations of the acquired companies have been included in Tyco's consolidated results from the respective acquisition dates.

ADT Worldwide Account Acquisitions

        During 2010, 2009 and 2008 Tyco paid $559 million, $543 million and $376 million of cash, respectively, to acquire approximately 501,000, 512,000 and 370,000 customer contracts for electronic security services in the Company's ADT Worldwide segment.

5.    Other Expense, Net

        Other expense, net of $75 million in 2010 primarily relates to a charge of $87 million as a loss on extinguishment of debt on the redemption of the Company's 6.375% public notes due 2011, 7% notes due 2028 and 6.875% notes due 2029. See Note 11. This loss was partially offset by an $8 million gain recorded as a result of an increase in the receivables due from Covidien and Tyco Electronics under the Tax Sharing Agreement. See Note 6.

        Other expense, net of $7 million in 2009 primarily relates to a $14 million charge recorded as a result of a decrease in the receivables due from Covidien and Tyco Electronics under the Tax Sharing Agreement, which was partially offset by income of $5 million relating to a gain on derivative contracts used to economically hedge the foreign currency risk related to the Swiss franc denominated dividends.

        Other expense, net of $223 million in 2008 primarily relates to a charge of $258 million as a loss on extinguishment of debt related to the consent solicitation and exchange offers and termination of the bridge loan facility offset by income of $6 million recorded in connection with the settlement of the 3.125% convertible senior debentures and related financial instruments. The Company also recorded other-than-temporary impairments and realized losses on the sale of investments of $6 million related primarily to investments in corporate debt. Additionally, the Company recorded $40 million of income as a result of an increase in the receivables due from Covidien and Tyco Electronics under the Tax Sharing Agreement in connection with the adoption of the guidance pertaining to the accounting for uncertain income taxes. The Company also recorded $6 million of expense for other activity in accordance with the Tax Sharing Agreement during 2008.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Income Taxes

        Significant components of the income tax provision for 2010, 2009 and 2008 are as follows ($ in millions):

	2010	2009	2008
Current:
United States:
Federal	$45	$(60)	$139
State	28	8	3
Non-U.S.	194	137	309

Current income tax provision	267	85	451
Deferred:
United States:
Federal	(59)	22	96
State	19	(11)	(5)
Non-U.S.	(89)	(25)	(216)

Deferred income tax provision	(129)	(14)	(125)

	$138	$71	$326

        Non-U.S. income (loss) from continuing operations before income taxes was $1,507, $119 million and $968 million for 2010, 2009 and 2008, respectively.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Income Taxes (Continued)

        The reconciliation between U.S. federal income taxes at the statutory rate and the Company's provision for income taxes on continuing operations for the years ended September 24, 2010, September 25, 2009 and September 26, 2008 is as follows ($ in millions):

	2010	2009	2008
Notional U.S. federal income tax (benefit) expense at the statutory rate	$445	$(620)	$487
Adjustments to reconcile to the income tax provision:
U.S. state income tax provision, net	16	18	34
Non-U.S. net earnings(1)	(376)	(282)	(228)
Nondeductible charges	62	885	46
Valuation allowance	(19)	9	(62)
Other	10	61	49

Provision for income taxes	$138	$71	$326

(1)
Excludes nondeductible charges and other items which are broken out separately in the table.

        Included in the Non-U.S. net earnings for 2010 is a $20 million tax benefit as a result of the Company's disposition of its French security business and a nonrecurring item generating a $30 million tax benefit.

        Included in the nondeductible charges for 2009 is the loss driven by the goodwill impairment charges of $2.6 billion, for which almost no tax benefit is available.

        Included in income taxes for 2008 is a benefit from increased profitability in operations in lower tax rate jurisdictions partially offset by enacted tax law changes that negatively impacted non-U.S. deferred tax assets. The valuation allowance benefit includes a tax impact of $62 million associated with business restructurings, which increased the Company's profitability in certain jurisdictions.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Income Taxes (Continued)

        Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset as of September 24, 2010 and September 25, 2009 are as follows ($ in millions):

	2010	2009
Deferred tax assets:
Accrued liabilities and reserves	$243	$262
Tax loss and credit carryforwards	2,491	1,742
Postretirement benefits	318	297
Deferred revenue	200	250
Other	483	429

	3,735	2,980

Deferred tax liabilities:
Property, plant and equipment	(711)	(511)
Intangibles assets	(676)	(325)
Other	(122)	(175)

	(1,509)	(1,011)

Net deferred tax asset before valuation allowance	2,226	1,969
Valuation allowance	(1,379)	(766)

Net deferred tax asset	$847	$1,203

        As of September 24, 2010, the Company had $7,735 million of net operating loss carryforwards in certain non-U.S. jurisdictions. Of these, $4,785 million have no expiration, and the remaining $2,950 million will expire in future years through 2029. In the U.S., there were approximately $2,173 million of federal and $1,842 million of state net operating loss carryforwards as of September 24, 2010, which will expire in future years through 2029.

        The valuation allowance for deferred tax assets of $1,379 million and $766 million as of September 24, 2010 and September 25, 2009, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The valuation allowance was calculated and recorded when the Company determined that it was more-likely-than-not that all or a portion of our deferred tax assets would not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheets.

        Tyco adopted the recognition, measurement and disclosure guidance for the accounting of uncertain tax positions on September 29, 2007. As a result of this adoption, Tyco increased its reserve for uncertain tax positions by $55 million and reduced its deferred tax assets by $24 million with a corresponding $79 million cumulative effect of adoption adjustment to shareholders' equity. As of September 24, 2010 and September 25, 2009, Tyco had unrecognized tax benefits of $318 million and $281 million, respectively, of which $276 million and $221 million, if recognized, would affect the effective tax rate. Tyco recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Tyco had accrued interest and penalties related to the unrecognized tax benefits of $63 million and $50 million as of September 24, 2010 and September 25, 2009, respectively. Tyco

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Income Taxes (Continued)

recognized $13 million, $1 million and $9 million of income tax expense for interest and penalties related to unrecognized tax benefits as of September 24, 2010, September 25, 2009 and September 26, 2008, respectively.

        A rollforward of unrecognized tax benefits as of September 24, 2010, September 25, 2009 and September 26, 2008 is as follows ($ in millions):

	2010	2009	2008
Balance as of Beginning of Year	$281	$369	$370
Additions based on tax positions related to the current year	11	10	15
Additions based on tax positions related to prior years	58	3	20
Reductions based on tax positions related to prior years	(22)	(90)	(14)
Reductions related to settlements	(6)	(4)	(19)
Reductions related to lapse of the applicable statute of limitations	(1)	(6)	(5)
Foreign currency translation adjustments	(3)	(1)	2

Balance as of End of Year	$318	$281	$369

        Many of Tyco's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
Australia	2004-2009
Canada	2000-2009
France	1999-2009
Germany	1998-2009
Italy	2004-2009
South Korea	2005-2009
Switzerland	2000-2009
United Kingdom	2000-2009
United States	1997-2009

        Based on the current status of its income tax audits, the Company believes that it is reasonably possible that between $18 million and $140 million in unrecognized tax benefits may be resolved in the next twelve months.

Tax Sharing Agreement and Other Income Tax Matters

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Income Taxes (Continued)

        Under the Tax Sharing Agreement, the Company shares responsibility for certain of Tyco's, Covidien's and Tyco Electronics' income tax liabilities, which result in cash payments, based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and Tyco Electronics share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and Tyco Electronics' U.S. and certain non-U.S. income tax returns. The costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties. In connection with the execution of the Tax Sharing Agreement, Tyco established a net receivable from Covidien and Tyco Electronics representing the amount the Company expected to receive for pre-Separation uncertain tax positions. Such amounts include any amounts owed to the Internal Revenue Service ("IRS"). As of September 24, 2010 and September 25, 2009, respectively, the aggregate amount of the net receivable was $114 million and $106 million, respectively, of which $89 million and $103 million, respectively, was included in other assets and $25 million and $3 million, respectively, was included in prepaid expenses and other current assets on the Consolidated Balance Sheet. The Company also established liabilities representing the fair market value of its share of Covidien's and Tyco Electronics' estimated obligations, primarily to the IRS, for their pre-Separation taxes covered by the Tax Sharing Agreement. As of September 24, 2010 and September 25, 2009, the Company had recorded $398 million and $554 million, respectively in other liabilities and $156 million and nil, respectively, in accrued and other current liabilities. During the fourth quarter of 2010, the Company reclassified $156 million from other liabilities to accrued and other current liabilities as it expects to make a payment within the next twelve months to Covidien and Tyco Electronics related to resolution of certain of the outstanding IRS audit matters discussed below.

        Tyco assesses the shared tax liabilities and related guaranteed liabilities at each reporting period. The receivable and liability were initially recognized with an offset to shareholders' equity at the time of the Separation in 2007. The Company recorded income of $8 million and expense of $14 million for 2010 and 2009, respectively, in accordance with the Tax Sharing Agreement. In the first quarter of 2008, in connection with the adoption of the guidance pertaining to the accounting for uncertain income tax positions and the related increase in uncertain tax positions for shared tax liabilities under the Tax Sharing Agreement, Tyco increased its receivable from Covidien and Tyco Electronics under the Tax Sharing Agreement with a corresponding increase to other income, net by $40 million ($0.08 for both basic and diluted earnings per share). Tyco will provide payment to Covidien and Tyco Electronics under the Tax Sharing Agreement as the shared income tax liabilities are settled. Settlement is expected to occur as the audit process by applicable taxing authorities is completed for the impacted years and cash payments are made. Given the nature of the shared liabilities, the maximum amount of potential future payments is not determinable. Such cash payments, when they occur, will reduce the guarantor liability as such payments represent an equivalent reduction of risk. The Company also assesses the sufficiency of the Tax Sharing Agreement guarantee liability on a quarterly basis and will increase the liability when it is probable that cash payments expected to be made under the Tax Sharing Agreement exceed the recorded balance.

        Tyco and its subsidiaries' income tax returns are examined periodically by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments, in particular with respect to years preceding the Separation. The issues and proposed adjustments related to such years are generally subject to the sharing provisions of the Tax Sharing Agreement. Tyco is reviewing and contesting certain of the proposed tax adjustments. With respect to adjustments raised by the IRS, although we expect to resolve a substantial number of these

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Income Taxes (Continued)

adjustments with the IRS, a few significant items are expected to remain open with respect the audit of the 1997 through 2004 years. As of the date hereof, it is unlikely that the Company will be able to resolve these open items, which primarily involve the treatment of certain intercompany transactions during the period, through the IRS appeals process. As a result, the Company may be required to litigate these matters. The Company has assessed its obligations under the Tax Sharing Agreement, including with respect to the proposed civil fraud penalties discussed below, to determine that its recorded liability of $554 million is sufficient to cover the indemnifications made by the Company under such agreement. See Note 12. However, the ultimate resolution of these matters is uncertain and could result in a material adverse impact to the Company's financial position, results of operations, cash flows or the effective tax rate in future reporting periods.

        In connection with the aforementioned audits, the IRS proposed civil fraud penalties against a prior subsidiary that was distributed to Tyco Electronics in connection with the Separation. The penalties allegedly arise from actions of former executives taken in connection with intercompany transfers of stock of Simplex Technologies in 1998 and 1999. Based on statutory guidelines, the Company estimates the proposed penalties could range between $30 million and $50 million. This is a pre-Separation tax liability that is covered by the provisions of the Tax Sharing Agreement. Also in connection with the IRS audits described above, during the fourth quarter of 2009, the Company, as Audit Management Party under the Tax Sharing Agreement, reached a settlement agreement with the IRS on certain deductions taken by Tyco, Covidien and Tyco Electronics on pre-separation tax returns filed for the periods 2001 to 2004. The settlement did not have a material effect to the Company's results of operations, financial position or cash flows. Notwithstanding this settlement, as mentioned above, certain significant items related to the audits of the periods from 1997 to 2004 remain open. The Company considered the potential impact of the settlement as part of its quarterly assessment of the guarantee liability and concluded that no adjustment to the liability was needed.

        In addition to dealing with pre-Separation tax liabilities of each of the three entities party thereto, the Tax Sharing Agreement contains sharing provisions to address the contingency that the Separation itself, or internal transactions related to the Separation, may be deemed taxable by U.S. or non U.S. taxing authorities. In the event the Separation is determined to be taxable and such determination was the result of actions taken after the Separation by Tyco, Covidien or Tyco Electronics, the party responsible for such failure would be responsible for all taxes imposed on each company as a result thereof. If such determination is not the result of actions taken by any of the three companies after the Separation, then Tyco, Covidien and Tyco Electronics would be responsible for 27%, 42% and 31%, respectively, of any taxes imposed on any of the companies as a result of such determination. Such tax amounts could be significant. The Company is responsible for all of its own taxes that are not shared pursuant to the Tax Sharing Agreement's sharing formula. In addition, Covidien and Tyco Electronics are responsible for their tax liabilities that are not subject to the Tax Sharing Agreement's sharing formula.

        If any party to the Tax Sharing Agreement were to default on its obligation to another party to pay its share of the distribution taxes that arise as a result of no party's fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default on its payment of such liability to a taxing authority, the Company could be liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, the Company may be obligated to pay amounts in

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Income Taxes (Continued)

excess of its agreed-upon share of Tyco's, Covidien's and Tyco Electronics' tax liabilities. See Note 12 for further discussion of guarantees and indemnifications extended between Tyco, Covidien and Tyco Electronics.

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

7.    Earnings Per Share

        As discussed in Note 1, the Company adopted the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities in the first quarter of fiscal 2010. The Company historically issued certain restricted stock awards that vest over a period of three years which contained non-forfeitable rights to dividends and should be treated as participating securities. These types of awards were last issued during fiscal 2006. Awards containing such rights that are unvested are considered to be participating securities and are included in the computation of earnings per share pursuant to the two-class method. All of these awards were vested as of September 25, 2009. As a result, the Company is not required to compute earnings per share for fiscal 2010 using the two-class method unless new awards are granted. The retrospective application of this guidance did not have an impact on the Company's historically reported earnings per share for 2009 as the effects would be anti-dilutive because the Company reported a loss from continuing operations. In addition, the retrospective application of this guidance for 2008 did not have an impact on the Company's historically reported earnings per share.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Earnings Per Share (Continued)

        The reconciliations between basic and diluted earnings per share attributable to Tyco common shareholders for 2010, 2009 and 2008 are as follows (in millions, except per share data):

	2010				2009				2008
	Income		Shares	Per Share Amount	Loss		Shares	Per Share Amount	Income		Shares	Per Share Amount
Basic earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	$1,125		485	$2.32	$(1,845)		473	$(3.90)	$1,062		484	$2.19
Less: Income allocated to participating securities	NA	(1)	—		NA	(2)	—		—	(3)	—
Share options, restricted share awards and deferred stock units	—		3		—		—		—		3
Exchange of convertible debt	—		—		—		—		1		1
Diluted earnings per share attributable to Tyco common shareholders:
Add: Income allocated to participating securities	NA	(1)	—		NA	(2)	—		—	(3)	—

Income (loss) from continuing operations attributable to Tyco common shareholders, giving effect to dilutive adjustments	$1,125		488	$2.31	$(1,845)		473	$(3.90)	$1,063		488	$2.18

(1)
The two-class method is not applicable for the fiscal year ended September 24, 2010 as all participating securities were vested as of September 25, 2009.

(2)
The two-class method is not applicable for the fiscal year ended September 25, 2009 as the effects would be anti-dilutive because the Company reported a loss from continuing operations for this period.

(3)
Income allocated to participating securities rounds to zero.

        The computation of diluted earnings per share for 2010 excludes the effect of the potential exercise of share options to purchase approximately 15 million shares and excludes restricted share awards of approximately 2 million shares because the effect would be anti-dilutive.

        The computation of diluted earnings per share for 2009 and 2008 excludes the effect of the potential exercise of share options to purchase approximately 27 million and 19 million shares, respectively, and excludes restricted share awards of approximately 5 million and 4 million shares, respectively, because the effect would be anti-dilutive.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Investments

        As of September 24, 2010 and September 25, 2009, the Company had available-for-sale investments with a fair value of $283 million and $340 million, and a cost basis of $277 million and $334 million, respectively.

        The cost and fair market value of the Company's investments by type of security and classification in the Company's Consolidated Balance Sheets are as follows ($ in millions):

        As of September 24, 2010:

						Consolidated Balance Sheet Classification
Type of Security	Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Other- Than- Temporary Impairment	Fair Value	Prepaids and Other Current Assets	Other Assets
Corporate debt securities	$59	$1	$—	$—	$60	$15	$45
U.S. government debt securities	212	5	—	—	217	39	178
Other debt securities	6	—	—	—	6	5	1

	$277	$6	$—	$—	$283	$59	$224

        As of September 25, 2009:

						Consolidated Balance Sheet Classification
Type of Security	Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Other- Than- Temporary Impairment	Fair Value	Prepaids and Other Current Assets	Other Assets
Corporate debt securities	$101	$4	$(1)	$—	$104	$34	$70
U.S. government debt securities	228	3	—	—	231	13	218
Other debt securities	5	—	—	—	5	2	3

	$334	$7	$(1)	$—	$340	$49	$291

        Investments with continuous unrealized losses for less than 12 months and 12 months or greater as of September 24, 2010 and September 25, 2009 were not material. The Company did not record any other-than-temporary impairments in the years ended 2010 and 2009. The Company recorded an other-than-temporary impairment of $5 million for the year ended September 26, 2008. The other-than-temporary impairment related to investments in corporate debt of Lehman Brothers Holding, Inc ("Lehman"), which filed a petition under Chapter 11 of the U.S. Bankruptcy Code on September 15, 2008.

        The maturities of the Company's investments in debt securities as of September 24, 2010 are as follows ($ in millions):

	Cost Basis	Fair Value
Due in one year or less	$59	$59
Due after one year through five years	218	224

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Goodwill and Intangible Assets

Goodwill

        Annually, in the fiscal fourth quarter, and more frequently if triggering events occur, the Company tests goodwill for impairment by comparing the fair value of each reporting unit with its carrying amount. Fair value for each reporting unit is determined utilizing a discounted cash flow analysis based on the Company's forecast cash flows discounted using an estimated weighted-average cost of capital of market participants. A market approach is utilized to corroborate the discounted cash flow analysis performed at each reporting unit. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered potentially impaired. In determining fair value, management relies on and considers a number of factors, including operating results, business plans, economic projections, including expectations and assumptions regarding the timing and degree of any economic recovery, anticipated future cash flow, comparable market transactions (to the extent available), other market data and the Company's overall market capitalization. There were no goodwill impairments as a result of performing the company's 2010 annual impairment test.

        During the first quarter of 2010, businesses were realigned among the ADT Worldwide and Fire Protection Services segments, ADT Worldwide and Safety Products segments and Fire Protection Services and Safety Products segments. As a result of these realignments, goodwill was reallocated as detailed below. As part of the realignment the Company tested the related goodwill balances for recoverability and determined goodwill was recoverable.

        The changes in the carrying amount of goodwill by segment for 2009 and 2010 are as follows ($ in millions):

	September 26, 2008	Acquisitions/ Purchase Accounting Adjustments	Divestitures	Transfers due to Realignment	Impairments	Currency Translation	September 25, 2009
ADT Worldwide
Gross Goodwill	$5,127	$3	—	$(58)	—	$(111)	$4,961
Impairments	(46)	—	—	—	(613)	—	(659)

Carrying Amount of Goodwill	5,081	3	—	(58)	(613)	(111)	4,302

Flow Control
Gross Goodwill	1,993	1	(2)	2	—	(1)	1,993
Impairments	—	—	—	—	—	—	—

Carrying Amount of Goodwill	1,993	1	(2)	2	—	(1)	1,993

Fire Protection Services
Gross Goodwill	1,476	(1)	—	56	—	(8)	1,523
Impairments	(9)	—	—	—	(180)	—	(189)

Carrying Amount of Goodwill	1,467	(1)	—	56	(180)	(8)	1,334

Electrical and Metal Products
Gross Goodwill	1,024	—	(6)	(7)	—	(76)	935
Impairments	—	—	—	—	(935)	—	(935)

Carrying Amount of Goodwill	1,024	—	(6)	(7)	(935)	(76)	—

Safety Products
Gross Goodwill	2,054	26	—	7	—	(12)	2,075
Impairments	—	—	—	—	(913)	—	(913)

Carrying Amount of Goodwill	2,054	26	—	7	(913)	(12)	1,162

TOTAL
Gross Goodwill	11,674	29	(8)	—	—	(208)	11,487
Impairments	(55)	—	—	—	(2,641)	—	(2,696)

Carrying Amount of Goodwill	$11,619	$29	$(8)	$—	$(2,641)	$(208)	$8,791

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Goodwill and Intangible Assets (Continued)

	September 25, 2009	Acquisitions/ Purchase Accounting Adjustments	Divestitures	Transfers due to Realignment	Reclass to Assets Held for Sale	Impairments	Currency Translation	September 24, 2010
ADT Worldwide
Gross Goodwill	$4,961	$929	$(3)	$112	—	—	$(48)	$5,951
Impairments	(659)	—	—	—	—	—	—	(659)

Carrying Amount of Goodwill	4,302	929	(3)	112	—	—	(48)	5,292

Flow Control
Gross Goodwill	1,993	76	(5)	—	(101)	—	(57)	1,906
Impairments	—	—	—	—	—	—	—	—

Carrying Amount of Goodwill	1,993	76	(5)	—	(101)	—	(57)	1,906

Fire Protection Services
Gross Goodwill	1,523	—	(1)	23	—	—	11	1,556
Impairments	(189)	—	—	—	—	—	—	(189)

Carrying Amount of Goodwill	1,334	—	(1)	23	—	—	11	1,367

Electrical and Metal Products
Gross Goodwill	935	—	—	—	—	—	—	935
Impairments	(935)	—	—	—	—	—	—	(935)

Carrying Amount of Goodwill	—	—	—	—	—	—	—	—

Safety Products
Gross Goodwill	2,075	—	(9)	(135)	—	—	(6)	1,925
Impairments	(913)	—	—	—	—	—	—	(913)

Carrying Amount of Goodwill	1,162	—	(9)	(135)	—	—	(6)	1,012

TOTAL
Gross Goodwill	11,487	1,005	(18)	—	(101)	—	(100)	12,273
Impairments	(2,696)	—	—	—	—	—	—	(2,696)

Carrying Amount of Goodwill	$8,791	$1,005	$(18)	$—	$(101)	$—	$(100)	$9,577

  Fiscal 2009 Goodwill Impairment

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Goodwill and Intangible Assets (Continued)

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

        As described above, the Company utilized a discounted cash flow analysis for determining the fair value of each of the reporting units where triggering events had occurred. Based on the factors described above, actual and anticipated reductions in demand for the reporting unit's products and services as well as increased risk due to economic uncertainty, the estimates of future cash flows used in the second quarter of 2009 discounted cash flow analyses were revised downward from the Company's most recent test conducted during the fourth quarter of 2008. The range of the weighted-average cost of capital utilized was increased to reflect increased risk due to economic volatility and uncertainties related to demand for the Company's products and services. The weighted-average cost of capital were as follows:

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Goodwill and Intangible Assets (Continued)

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

Intangible Assets

        Indefinite lived intangible assets consisting primarily of trade names are tested for impairment using the relief from royalty method. There were no indefinite lived intangible asset impairments as a result of performing the company's 2010 annual impairment test.

        The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets as of September 24, 2010 and September 25, 2009 ($ in millions):

	September 24, 2010			September 25, 2009
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Contracts and related customer relationships	$7,664	$4,606	14 years	$6,529	$4,275	14 years
Intellectual property	546	477	20 years	545	459	18 years
Other	29	15	8 years	17	13	10 years

Total	$8,239	$5,098	14 years	$7,091	$4,747	14 years

Non-Amortizable:
Intellectual property	$213			$212
Other	92			87

Total	$305			$299

        Intangible asset amortization expense for 2010, 2009 and 2008 was $549 million, $516 million and $528 million, respectively.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Goodwill and Intangible Assets (Continued)

        The estimated aggregate amortization expense on intangible assets is expected to be approximately $550 million for 2011, $475 million for 2012, $400 million for 2013, $350 million for 2014 and $300 million for 2015.

Fiscal 2009 Intangible Asset Impairment

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

        Based on these factors and uncertainties described above, estimates of future cash flows used in determining the fair value of the Company's Safety Products Sensormatic tradename as well as its ADT Worldwide franchise rights relating to Winner and Sensormatic Security Corp ("SSC") during the second quarter of 2009 were revised downward relative to the estimates used in the Company's most recent test during the fourth quarter of 2008. The range of the discount rates utilized was increased to reflect increased risk due to economic volatility and uncertainties related to demand for the Company's products and services. The discount rates were as follows:

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Related Party Transactions

        The Company has amounts due related to loans and advances issued to employees in prior years under the Company's Key Employee Loan Program, relocation programs and other advances made to executives. Loans were provided to employees under the Company's Key Employee Loan Program, which is now discontinued, except for outstanding loans for the payment of taxes upon the vesting of shares granted under our Restricted Share Ownership Plans. During the fourth quarter of 2002, the Board of Directors and new senior management adopted a policy under which no new loans are allowed to be granted to any officers of the Company and existing loans are not allowed to be extended or modified. There have been no loans made to any of the Company's current executives. The outstanding loans are not collateralized and bear interest, payable annually, at a rate based on the six-month LIBOR, calculated annually as the average of the rates in effect on the first day of each of the preceding 12 months. Loans are generally repayable in ten years; however, earlier payments are required under certain circumstances, such as when an employee is terminated. In addition, the Company made mortgage loans to certain employees under employee relocation programs. These loans are generally payable in 15 years and are collateralized by the underlying property. During 2010 and 2009, the maximum amount outstanding under these programs was $21 million and $22 million, respectively. Loans receivable under these programs, as well as other unsecured advances outstanding, were $21 million and $22 million as of September 24, 2010 and September 25, 2009, respectively. The total outstanding loans receivable includes loans to L. Dennis Kozlowski, the Company's former chairman and chief executive officer (until June 2002). The amount outstanding under these loans, plus accrued interest, was $28 million and $27 million as of September 24, 2010 and September 25, 2009, respectively, and the rate of interest charged on such loans was 0.5% and 1.9% for 2010 and 2009, respectively. Interest income on these interest bearing loans totaled nil in both 2010 and 2009 and $1 million in 2008. Certain of the above loans totaling $1 million as of both September 24, 2010 and September 25, 2009 are non-interest bearing.

        The Company filed civil complaints against Messrs. Kozlowski and its former chief financial officer, Mark Swartz, for breach of fiduciary duty and other wrongful conduct relating to alleged abuses of our Key Employee Loan Program and relocation program, unauthorized bonuses, unauthorized payments, self-dealing transactions and other improper conduct.

        In June 2002, the Company filed a civil complaint against Frank E. Walsh, Jr., a former director, for breach of fiduciary duty, inducing breaches of fiduciary duty and related wrongful conduct involving a $20 million payment by Tyco, $10 million of which was paid to Mr. Walsh with the balance paid to a charity of which Mr. Walsh is trustee. The payment was purportedly made for Mr. Walsh's assistance in arranging our acquisition of The CIT Group, Inc. On December 17, 2002, Mr. Walsh pleaded guilty to a felony violation of New York law in the Supreme Court of the State of New York, (New York County) and settled a civil action for violation of federal securities laws brought by the SEC in United States District Court for the Southern District of New York. Both the felony charge and the civil action were brought against Mr. Walsh based on such payment. The felony charge accused Mr. Walsh of intentionally concealing information concerning the payment from Tyco's directors and shareholders while engaged in the sale of Tyco securities in the State of New York. The SEC action alleged that Mr. Walsh knew that the registration statement covering the sale of Tyco securities as part of the CIT Group acquisition contained a material misrepresentation concerning fees payable in connection with the acquisition. Pursuant to the plea and settlement, Mr. Walsh paid $20 million in restitution to Tyco on December 17, 2002. In connection with the Company's civil complaint against Mr. Walsh, in October 2010, the United States District Court for the Southern District of New York ruled that while Mr. Walsh breached his fiduciary duties to the Company, the Company's Board of Directors implicitly

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Related Party Transactions (Continued)

ratified the payment to Mr. Walsh in the weeks immediately following the revelation of the payment to the Board of Directors in early 2002. As a result, the Court ruled that the Company is not entitled to damages from Mr. Walsh. The Company believes, based on the facts and the law, that this determination by the Court is incorrect. The Company is in the process of appealing the Court's ruling.

        During 2010, 2009 and 2008, the Company engaged in commercial transactions in the normal course of business with companies where the Company's Directors were employed and served as officers. Purchases from these companies during each year aggregated less than 1 percent of consolidated net revenue.

11.    Debt

        Debt as of September 24, 2010 and September 25, 2009 is as follows ($ in millions):

	September 24, 2010	September 25, 2009
Commercial paper(2)	$—	$200
6.75% public notes due 2011(1)	516	516
6.375% public notes due 2011	—	849
Revolving senior credit facility due 2011	—	—
Revolving senior credit facility due 2012	—	—
6.0% public notes due 2013	655	655
4.125% public notes due 2014	499	—
3.375% public notes due 2015	498	—
8.5% public notes due 2019	750	750
7.0% public notes due 2019	432	434
6.875% public notes due 2021	715	716
7.0% public notes due 2028	—	14
6.875% public notes due 2029	—	21
Other(1)(2)	123	119

Total debt	4,188	4,274
Less current portion	536	245

Long-term debt	$3,652	$4,029

(1)
This instrument and $20 million of the amount shown as other, comprise the current portion of the Company's total debt as of September 24, 2010.

(2)
Commercial paper, plus $45 million of the amount shown as other, comprise the current portion of the Company's total debt as of September 25, 2009.

Fair Value

        The carrying amount of Tyco's debt subject to the fair value disclosure requirements as of September 24, 2010 and September 25, 2009 was $4,065 million and $4,155 million, respectively. The Company has determined the fair value of such debt to be $4,730 million and $4,578 million as of September 24, 2010 and September 25, 2009, respectively. The Company utilizes various valuation methodologies to determine the fair value of its debt, which is primarily dependent on the type of market in which the Company's debt is traded. When available, the Company uses quoted market

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Debt (Continued)

prices to determine the fair value of its debt that is traded in active markets. As of September 24, 2010 and September 25, 2009, the fair value of the Company's debt that was actively traded was $4,730 million and $4,338 million, respectively. When quoted market prices are not readily available or representative of fair value, the Company utilizes market information of comparable debt with similar terms, such as maturities, interest rates and credit risk to determine the fair value of its debt that is traded in markets that are not active. During the third quarter of 2010, the Company redeemed its public notes due 2028 and 2029. As a result, all of the Company's debt was actively traded as of September 24, 2010. As of September 25, 2009, the fair value of the Company's debt that was not actively traded was $40 million. Additionally, the Company believes the carrying amount of its commercial paper of $200 million as of September 25, 2009 approximated fair value based on the short-term nature of such debt. As of September 24, 2010, there was no commercial paper outstanding.

Commercial Paper

        In May 2008, Tyco International Finance S.A. ("TIFSA") commenced issuing commercial paper to U.S. institutional accredited investors and qualified institutional buyers. Borrowings under the commercial paper program are available for general corporate purposes. As of September 24, 2010, TIFSA had no commercial paper outstanding. As of September 25, 2009, TIFSA had $200 million of commercial paper outstanding, which bore interest at an average rate of 0.33%.

Credit Facilities

        The Company's committed revolving credit facilities totaled $1.69 billion as of September 24, 2010. This consists of a $500 million senior unsecured revolving credit agreement with a three year term due 2011 ("the 2011 revolving credit facility") and a $1.19 billion senior revolving credit agreement with a five year term due 2012 ("the 2012 revolving credit agreement"). These revolving credit facilities may be used for working capital, capital expenditures and general corporate purposes. As of September 24, 2010, there were no amounts drawn under these facilities. Interest under the revolving credit facilities is variable and is calculated by reference to LIBOR or an alternate base rate.

        TIFSA's bank credit agreements contain customary terms and conditions, and financial covenants that limit the ratio of the Company's debt to earnings before interest, taxes, depreciation, and amortization and that limit its ability to incur subsidiary debt or grant liens on our property. The Company's indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company's business.

        On January 29, 2009, the Company repaid $686 million to extinguish the entire outstanding balance under its revolving credit facilities. As of September 25, 2009, there were no amounts drawn under these facilities, although the Company had dedicated $200 million of availability to backstop its outstanding commercial paper.

Debt Issuances/Repayments

Fiscal 2010

        On May 5, 2010, TIFSA issued $500 million aggregate principal amount of 3.375% notes due on October 15, 2015, which are fully and unconditionally guaranteed by the Company (the "2015 notes"). TIFSA received net proceeds of approximately $495 million after deducting debt issuance costs of

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Debt (Continued)

approximately $3 million and a debt discount of approximately $2 million. The net proceeds, along with other available funds, were used to redeem all of the Company's outstanding 6.375% notes due October 2011 (the "2011 notes"). The 2015 notes are unsecured and rank equally with TIFSA's other unsecured and unsubordinated debt. TIFSA may redeem any of the 2015 notes at any time by paying the greater of the principal amount of the notes or a "make-whole" amount, plus accrued and unpaid interest. The holders of the 2015 notes have the right to require TIFSA to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control triggering event, which requires the occurrence of both a change of control and a rating event, each as defined in the Indenture governing the notes. The debt issuance costs will be amortized from the date of issuance to the maturity date. Interest is payable semiannually on April 15th and October 15th.

        On May 28, 2010, the Company redeemed all of its 2011 notes, 7% notes due 2028 and 6.875% notes due 2029 outstanding at that time, which aggregated $878 million in principal amount. As a result of the debt redemption, the Company recorded an $87 million charge to other expense, net as a loss on extinguishment of debt. The charge is comprised of the make-whole premium, write-off of the unamortized debt issuance costs and discount related to the extinguished bonds and a net loss recognized upon termination of the associated interest rate swap contracts related to the 2011 notes.

        On October 5, 2009, TIFSA issued $500 million aggregate principal amount of 4.125% notes due on October 15, 2014, which are fully and unconditionally guaranteed by the Company (the "2014 notes"). TIFSA received net proceeds of approximately $495 million after deducting debt issuance costs of approximately $3 million and a debt discount of approximately $2 million. The 2014 notes are unsecured and rank equally with TIFSA's other unsecured and unsubordinated debt. TIFSA may redeem any of the 2014 notes at any time by paying the greater of the principal amount of the notes or a "make-whole" amount, plus accrued and unpaid interest. The holders of the 2014 notes have the right to require TIFSA to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control triggering event, which requires both a change of control and a rating event, each as defined in the Indenture governing the notes. The debt issuance costs will be amortized from the date of issuance to the maturity date. Interest is payable semiannually on April 15th and October 15th.

Fiscal 2009

        On January 9, 2009, TIFSA issued $750 million aggregate principal amount of 8.5% notes due on January 15, 2019, which are fully and unconditionally guaranteed by the Company (the "2019 notes"). TIFSA received net proceeds of approximately $745 million after underwriting discounts and offering expenses of approximately $5 million. The 2019 notes are unsecured and rank equally with TIFSA's other unsecured and unsubordinated debt. TIFSA may redeem any of the 2019 notes at any time by paying the greater of the principal amount of the notes or a "make-whole" amount, plus accrued and unpaid interest. The holders of the 2019 notes have the right to require TIFSA to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control triggering event, which requires both a change of control and a rating event as defined by the Indenture governing the notes. Additionally, the holders of the 2019 notes have the right to require the Company to repurchase all or a portion of the 2019 notes on July 15, 2014 at a purchase price equal to 100% of

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Debt (Continued)

the principal amount of the notes tendered, plus accrued and unpaid interest. Otherwise, the notes mature on January 15, 2019. Debt issuance costs will be amortized from the date of issuance to the earliest redemption date, which is July 15, 2014. Interest is payable semiannually on January 15th and July 15th. The interest rate payable on the 2019 notes is subject to escalations, as defined by the Indenture, if either Moody's or S&P downgrades the Company's debt rating below investment grade. The 2019 notes will not be subject to the preceding adjustments if at any time the Company's debt rating increases to A3 and A- for Moody's and S&P, respectively.

        On January 15, 2009, TIFSA made a payment of $215 million to extinguish all of its 6.125% notes, due 2009 which matured on the same date. Additionally, in November 2008, TIFSA made a payment of $300 million to extinguish all of its 6.125% notes due 2008.

Other Debt Information

        The aggregate amounts of principal debt, including capital leases, maturing during the next five years and thereafter are as follows ($ in millions): $537 in 2011, $5 in 2012, $5 in 2013, $662 in 2014, $506 in 2015 and $2,414 thereafter.

        The weighted-average interest rate on total debt was 6.3% and 6.6% as of September 24, 2010 and September 25, 2009, respectively, excluding the impact of interest rate swaps. The weighted-average interest rate on short-term debt was 6.8% and 0.3% as of September 24, 2010 and September 25, 2009, respectively. As of September 24, 2010 and September 25, 2009, the Company had swapped an aggregate of approximately $1.5 billion and $1.4 billion, respectively, of fixed for floating rate debt. The impact of the Company's interest rate swap agreements on reported interest expense was a net decrease of $24 million for 2010, a net decrease of $6 million for 2009 and was not material for 2008.

12.    Guarantees

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

        There are certain guarantees or indemnifications extended among Tyco, Covidien and Tyco Electronics in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. At the time of the Separation, Tyco recorded a liability necessary to recognize the fair value of such guarantees and indemnifications. In the absence of observable transactions for identical or similar guarantees, the Company determined the fair value of these guarantees and indemnifications utilizing expected present value measurement techniques. Significant assumptions utilized to determine fair value included determining a range of potential outcomes, assigning a probability weighting to each potential outcome and estimating the anticipated timing of resolution. The probability weighted outcomes were discounted using the Company's incremental borrowing rate. The liability necessary to reflect the fair value of guarantees and indemnifications under the Tax Sharing Agreement is $554 million (of which $156 million is included in accrued and other current liabilities and the remaining amount in other liabilities) on the Company's Consolidated Balance Sheet

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Guarantees (Continued)

as of September 24, 2010. The liability was $554 million as of September 25, 2009, which was recorded in other liabilities on the Company's Consolidated Balance Sheet. During the fourth quarter of 2010, the Company reclassified $156 million from other liabilities to accrued and other current liabilities as it expects to make a payment within the next twelve months to Covidien and Tyco Electronics related to resolution of certain IRS audit matters. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. See Note 6.

        In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien and Tyco Electronics operating entities. In connection with the Separation, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien or Tyco Electronics. To the extent these guarantees were not assigned prior to the Separation date, Tyco assumed primary liability on any remaining such support. The Company's obligations were $4 million, which were included in other liabilities on the Company's Consolidated Balance Sheets as of September 24, 2010 and September 25, 2009, respectively, with an offset to shareholders' equity on the Separation date.

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

        The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 14.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

        As of September 24, 2010, the Company had total outstanding letters of credit and bank guarantees of approximately $740 million.

        The Company records estimated product warranty costs at the time of sale. For further information on estimated product warranty, see Note 1.

        The changes in the carrying amount of the Company's warranty accrual from September 25, 2009 to September 24, 2010 were as follows ($ in millions):

Balance as of September 25, 2009	$79
Warranties issued	33
Changes in estimates	(13)
Settlements	(41)
Currency translation	(1)

Balance as of September 24, 2010	$57

        Warranty accruals for businesses that have met the held for sale criteria are included in liabilities held for sale on the Consolidated Balance Sheets and excluded from the table above. See Note 2.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Guarantees (Continued)

        In 2001, a division of Safety Products initiated a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP relates to the replacement of certain O-ring seal sprinkler heads which were originally manufactured by Central Sprinkler prior to Tyco's acquisition. Under this program, the sprinkler heads are being replaced free of charge to property owners. On May 1, 2007, the Consumer Product Safety Commission and the Company announced an August 31, 2007 deadline for filing claims to participate in the VRP. The Company will fulfill all valid claims for replacement of qualifying sprinklers received up to August 31, 2007. Settlements during 2010, 2009 and 2008 include cash expenditures of $10 million, $33 million and $49 million, respectively, related to the VRP. The Company believes the remaining recorded liability is sufficient to cover the cost required to complete the VRP as of September 24, 2010, which is not material.

13.    Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value as of September 24, 2010 and September 25, 2009. The fair value of derivative financial instruments was not material to any of the periods presented. See below for the fair value of investments and Note 11 for debt.

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

        For derivative instruments that are designated and qualify as fair value hedges, the Company documented the relationships between the hedging instruments and hedged items and linked derivatives designated as fair value hedges to specific debt issuances. For transactions designated as hedges, the Company also assessed and documented at the hedge's inception whether the derivatives used in hedging transactions were effective in offsetting changes in fair values associated with the hedged items. The fair value hedges did not result in any hedge ineffectiveness for the fiscal year ended September 24, 2010. The Company does not use derivative financial instruments for trading or speculative purposes.

        All derivative financial instruments are reported on the Consolidated Balance Sheet at fair value with changes in the fair value of the derivative financial instruments recognized currently in earnings with the exception of net investment hedges for which changes in fair value are reported in the cumulative translation component of accumulated other comprehensive income to the extent the hedges are effective. The ineffective portion of the hedge, if any, is recognized in the Company's Consolidated Statement of Operations. The derivative financial instruments and impact of such changes in the fair value of the derivative financial instruments was not material to the Consolidated Balance Sheets as of September 24, 2010 and September 25, 2009 or Consolidated Statements of Operations and Statement of Cash Flows for the fiscal years ended September 24, 2010, September 25, 2009 and September 26, 2008.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Financial Instruments (Continued)

Foreign Currency Exposures

        The Company manages foreign currency exchange rate risk through the use of derivative financial instruments comprised principally of forward contracts on foreign currency, which are not designated as hedging instruments for accounting purposes. The objective of those derivatives instruments is to minimize the income statement impact and potential variability in cash flows associated with intercompany loans and accounts receivable, accounts payable and forecasted transactions that are denominated in certain foreign currencies. As of September 24, 2010 and September 25, 2009, the total gross notional amount of the Company's foreign exchange contracts was $860 million and $525 million, respectively. Effective March 17, 2009, Tyco changed its jurisdiction of incorporation from Bermuda to Switzerland. Until the last payment is made in February 2011, Tyco intends to make dividend payments in the form of a reduction of capital, denominated in Swiss francs. However, the Company expects to actually pay these dividends in U.S. dollars, based on exchange rates in effect shortly before the payment date. Fluctuations in the value of the U.S. dollar compared to the Swiss franc between the date the dividend is declared and paid will increase or decrease the U.S. dollar amount required to be paid. The Company manages the potential variability in cash flows associated with the dividend payments by entering into derivative financial instruments used as economic hedges of the underlying risk.

        During the third quarter of 2010, the Company hedged its net investment in certain foreign operations through the use of foreign exchange forward contracts. The objective is to minimize the exposure to changes in the value of the foreign currency denominated net investment. The aggregate notional amount of these hedges was approximately $255 million as of September 24, 2010. As of September 25, 2009, the Company did not hedge any net investments in foreign operations.

Interest Rate Exposures

        The Company manages interest rate risk through the use of interest rate swap transactions with financial institutions acting as principal counterparties, which are designated as fair value hedges for accounting purposes. During the third quarter of 2009, first quarter of 2010 and third quarter of 2010, the Company entered into interest rate swap transactions with the objective of managing the exposure to interest rate risk by converting the interest rates on $1.4 billion, $500 million and $501 million respectively, of fixed-rate debt to variable rates. In these contracts, the Company agrees with financial institutions acting as principal counterparties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. In connection with the redemption of all of the 6.375% public notes due 2011 during the third quarter of 2010, the Company terminated the corresponding interest rate swaps. As of September 24, 2010 and September 25, 2009, the total gross notional amount of the Company's interest rate swap contracts was $1.5 billion and $1.4 billion, respectively.

Commodity Exposures

        During fiscal 2010, the Company entered into commodity swaps for copper which are not designated as hedging instruments for accounting purposes. These swaps did not have a material impact on the Company's financial position, results of operations or cash flows.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Financial Instruments (Continued)

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

        The Company's exposure to credit risk associated with its derivative instruments is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. As of September 24, 2010, the Company was exposed to industry concentration with financial institutions as well as risk of loss if an individual counterparty or issuer failed to perform its obligations under contractual terms. The maximum amount of loss that the Company would incur as of September 24, 2010 without giving consideration to the effects of legally enforceable master netting agreements, was approximately $66 million.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Financial Instruments (Continued)

Investments

        Investments primarily include U.S. government obligations, U.S. government agency securities and corporate debt securities.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following tables present the Company's assets and liabilities measured at fair value on a recurring basis as of September 24, 2010 and September 25, 2009 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the valuation.

	September 24, 2010
($ in millions)	Level 1	Level 2	Total
Assets
Available-for-Sale Securities:
Corporate debt securities	$—	$60	$60
U.S. Government debt securities	95	122	217
Other debt securities	—	6	6

Total	$95	$188	$283

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Financial Instruments (Continued)

	September 25, 2009
($ in millions)	Level 1	Level 2	Total
Assets
Available-for-Sale Securities:
Corporate debt securities	$—	$104	$104
U.S. Government debt securities	60	171	231
Other debt securities	—	5	5

Total	$60	$280	$340

        During 2010 and 2009, the Company did not have any significant transfers within the fair value hierarchy.

Other

        The Company had $3.0 billion and $3.0 billion of intercompany loans designated as permanent in nature as of September 24, 2010 and September 25, 2009, respectively. For the fiscal years ended September 24, 2010 and September 25, 2009, the Company recorded $24 million and nil, respectively, of cumulative translation loss through accumulated other comprehensive loss related to these loans.

14.    Commitments and Contingencies

        The Company has facility, vehicle and equipment leases that expire at various dates through the year 2027. Rental expense under these leases was $375 million, $386 million and $409 million for 2010, 2009 and 2008, respectively. The Company also has facility and equipment commitments under capital leases. Following is a schedule of minimum lease payments for non-cancelable leases as of September 24, 2010 ($ in millions):

	Operating Leases	Capital Leases
2011	$254	$22
2012	194	6
2013	131	5
2014	86	6
2015	56	6
Thereafter	155	35

	$876	$80

Less: amount representing interest		2

Total minimum lease payments		$78

        The Company also has purchase obligations related to commitments to purchase certain goods and services. As of September 24, 2010, such obligations were as follows: $488 million in 2011, $6 million in 2012 and $3 million thereafter.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Commitments and Contingencies (Continued)

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

Legacy Securities Matters

        As previously disclosed, the Company and certain of its officers and directors were subject to a number of lawsuits alleging violations of federal and state securities laws and related claims. Since June 2007, the Company has resolved substantially all of these claims, although a number of matters have not reached final resolution. The most significant of these is the previously disclosed settlement for $79 million of the Stumpf v. Tyco International Ltd. matter, a class action lawsuit arising from Tyco's July 2000 initial public offering of common stock of TyCom Ltd. The settlement received final court approval on August 25, 2010 from the United States District Court for the District of New Jersey, although certain contingencies for the matter will remain outstanding until the end of calendar year 2010. The settlement is subject to the liability sharing provisions of the Separation and Distribution Agreement with Covidien and Tyco Electronics. The Company believes its remaining reserve related to legacy securities matters is sufficient to satisfy the final resolution of this matter.

        Tyco is also a party to several lawsuits involving disputes with former management, among which are affirmative cases brought by Tyco against Mr. Dennis L. Kozlowski, Tyco's former chief executive officer, Mr. Mark Swartz, its former chief financial officer, and Mr. Frank Walsh Jr., a former director. In connection with these affirmative actions, Messrs. Kozlowski and Swartz are seeking an aggregate of approximately $128 million allegedly due in connection with their compensation and retention arrangements and under ERISA, and Mr. Walsh has made claims alleging that Tyco is required to indemnify him for his defense costs and settlement amounts paid by him in connection with securities lawsuits and arising from his role as a Tyco director. Tyco intends to vigorously defend each of these actions. In October 2010, the U.S. District Court for the Southern District of New York denied Tyco's affirmative claims for indemnification against Mr. Walsh. Tyco intends to appeal this decision. Mr. Walsh's claims against Tyco remain outstanding.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Commitments and Contingencies (Continued)

        Tyco has reserved its best estimate of probable loss for these matters, and although their ultimate resolution could differ materially from these estimates, the Company does not believe such resolution would have a material adverse effect on its financial position, results of operations or cash flows.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 24, 2010, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $27 million to $85 million. As of September 24, 2010, Tyco concluded that the best estimate within this range is approximately $34 million, of which $18 million is included in accrued and other current liabilities and $16 million is included in other liabilities in the Company's Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payments of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

        Tyco has recorded asset retirement obligations ("AROs") for the estimated future costs associated with legal obligations to retire certain assets. As of September 24, 2010 and September 25, 2009, the Company's AROs were $10 million and $11 million, respectively. The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos Matters

        The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. Of the lawsuits that have proceeded to trial since 2005, the Company has won or settled all but one case, with that one case returning an adverse jury verdict for approximately $7.7 million, which included both compensatory and punitive damages. The Company recently settled the matter while its appeal was pending for significantly less than the amount awarded by the jury. As of September 24, 2010, there were approximately 3,500 lawsuits pending against the Company and its subsidiaries. Each lawsuit typically includes several claims, and the Company has determined that there were approximately 4,700 claims outstanding as of September 24, 2010, which amount reflects the Company's current estimate of the number of active claims made against it or its affiliates, and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants or are duplicative of other actions.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Commitments and Contingencies (Continued)

        Annually, the Company performs a detailed analysis with the assistance of outside legal counsel and other experts to update its estimated asbestos-related assets and liabilities. Due to the high degree of uncertainty regarding the pattern and length of time over which claims will be made and then settled or litigated, the Company uses multiple estimation methodologies based on varying scenarios of potential outcomes to estimate the range of loss. The Company's estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is predominantly based on claim experience over the past five years, and a projection which covers claims expected to be filed, including related defense costs, over the next seven years on an undiscounted basis. The Company has concluded that estimating the liability beyond the seven year period will not provide a reasonable estimate, as these uncertainties increase significantly as the projection period lengthens. The Company's estimate of asbestos-related insurance recoveries represents estimated amounts due to the Company for previously paid and settled claims and the probable reimbursements relating to its estimated liability for pending and future claims. In determining the amount of insurance recoverable, the Company considers a number of factors, including available insurance, allocation methodologies, solvency and creditworthiness of the insurers. On a quarterly basis, the company re-evaluates the assumptions used to perform the annual analysis and records an expense as necessary to reflect changes in its estimated liability and related insurance asset.

        The Company performed its annual analysis of asbestos-related liabilities and insurance assets during the third quarter of 2010. During the third quarter of 2010, the Company settled a higher than expected number of claims at above average amounts as compared to the estimates used during the Company's valuation performed during fiscal 2009. Based on the Company's claim experience over the past 5 years, including the impact of the above mentioned increase in settlements and average settlement amounts during fiscal 2010, the Company increased its estimated net liability, which resulted in the Company recording a net charge of approximately $52 million during the third quarter of 2010. As of September 24, 2010, the Company's estimated net liability of $106 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $309 million, and separately as an asset for insurance recoveries of $203 million. Similarly, as of September 25, 2009, the Company's estimated net liability of $49 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $240 million, and separately as an asset for insurance recoveries of $191 million. The estimated insurance asset increased due to the responsiveness of pertinent insurance policies that cover a portion of the increased liability.

        The amounts recorded by the Company for asbestos-related liabilities and insurance-related assets are based on currently available information as well as estimates and assumptions. Key variables and assumptions include the number and type of new claims that are filed each year, the average cost of resolution of claims, the resolution of coverage issues with insurance carriers, amount of available insurance and the solvency risk with respect to the Company's insurance carriers. Furthermore, predictions with respect to these variables are subject to greater uncertainty in the later portion of the projection period. Other factors that may affect the Company's liability and cash payments for asbestos-related matters include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms of state or federal tort legislation and the applicability of insurance policies among subsidiaries. The Company believes that its asbestos-related reserves as of September 24, 2010 are appropriate. However, actual liabilities or insurance recoveries could be

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Commitments and Contingencies (Continued)

significantly higher or lower than those recorded if assumptions used in the Company's calculations vary significantly from actual results.

Compliance Matters

        As previously reported in the Company's periodic filings, the Company has received and responded to various allegations and other information that certain improper payments were made by the Company's subsidiaries and agents in recent years. For example, two subsidiaries in the Company's Flow Control business in Italy have been charged, along with numerous other parties, in connection with the Milan public prosecutor's investigation into allegedly improper payments made to certain Italian entities, and the Company has reported to German authorities potentially improper conduct involving agents retained by the Company's EMEA water business. The Company has since resolved this matter with German authorities while the Italian matter remains outstanding. The Company reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to these and other allegations and its internal investigations. In 2005, the Company informed the DOJ and the SEC that it retained outside counsel to perform a Company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), and that it would continue to investigate and make periodic progress reports to these agencies. The Company has and will continue to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by the Company in the course of its ongoing compliance activities. The baseline review, which has been completed, has revealed that some business practices may not comply with Tyco and FCPA requirements, and in February 2010, the Company initiated discussions with the DOJ and SEC aimed at resolving these matters. Active discussions remain ongoing, and the Company cannot predict the timing of their resolution or their outcome and cannot estimate the range of potential loss or the form of penalty that may result from an adverse resolution. It is possible that the Company may be required to pay material fines, consent to injunctions on future conduct, consent to the imposition of a compliance monitor, or suffer other criminal or civil penalties or adverse impacts, including being subject to lawsuits brought by private litigants, each of which may have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

        As previously disclosed, in early 2007 certain former subsidiaries in the Company's Flow Control business were charged by the German Federal Cartel Office ("FCO") with engaging in anti-competitive practices, in particular with regard to its hydrant, valve, street box and fittings business. The Company investigated this matter and determined that the conduct may have violated German anti-trust law. The Company is cooperating with the FCO in its ongoing investigation of this violation. The Company cannot estimate the range of potential loss that may result from this violation. It is possible that the

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Commitments and Contingencies (Continued)

Company may be subject to civil or criminal proceedings and may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its financial position, results of operations or cash flows.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million. The quarterly withdrawal liability payments are $1.1 million, $14.3 million of which has been cumulatively paid through September 24, 2010. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

Broadview Security Contingency

        On May 14, 2010, the Company acquired Broadview Security, which is a business that was formerly owned by The Brink's Company. Under the Coal Industry Retiree Health Benefit Act of 1992, as amended (the "Coal Act"), The Brink's Company and its majority-owned subsidiaries at July 20, 1992 (including certain legal entities acquired in the Broadview Security acquisition) are jointly and severally liable with certain of The Brink's Company's other current and former subsidiaries for health care coverage obligations provided for by the Coal Act. A Voluntary Employees' Beneficiary Associate ("VEBA") trust has been established by The Brink's Company to pay for these liabilities, although the trust may have insufficient funds to satisfy all future obligations. At the time of its spin-off from The Brink's Company, Broadview Security entered into an agreement in which The Brink's Company agreed to indemnify Broadview Security for any and all liabilities and expenses related to The Brink's Company's former coal operations, including any health care coverage obligations. The Brink's Company has agreed that this indemnification survives the Company's acquisition of Broadview Security. The Company has evaluated its potential liability under the Coal Act as a contingency in light of all known facts, including the funding of the VEBA, and indemnification provided by The Brinks Company. The Company has concluded that no accrual is necessary due to the existence of the indemnification and its belief that The Brink's Company and the VEBA will be able to satisfy all future obligations under the Coal Act.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Commitments and Contingencies (Continued)

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

        Income Tax Matter—See Note 6 for a more detailed discussion of the status of the Company's outstanding income tax audits.

15.    Retirement Plans

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Retirement Plans (Continued)

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans for 2010, 2009 and 2008 is as follows ($ in millions):

	U.S. Plans			Non-U.S. Plans
	2010	2009	2008	2010	2009	2008
Service cost	$10	$9	$8	$23	$28	$45
Interest cost	46	49	47	71	68	81
Expected return on plan assets	(49)	(49)	(58)	(67)	(60)	(82)
Amortization of initial net asset	—	—	—	—	—	(1)
Amortization of prior service cost (credit)	1	1	1	(2)	(3)	(3)
Amortization of net actuarial loss	26	9	5	26	15	19
Plan settlements, curtailments and special termination benefits	1	—	—	(29)	(1)	(2)

Net periodic benefit cost	$35	$19	$3	$22	$47	$57

Weighted-average assumptions used to determine net periodic pension cost during the year:
Discount rate	5.5%	7.6%	6.3%	5.6%	6.5%	5.6%
Expected return on plan assets	8.0%	8.0%	8.0%	7.0%	7.0%	7.1%
Rate of compensation increase	4.0%	4.0%	4.0%	4.2%	4.5%	4.4%

        During the third quarter of 2010, the Company adopted plan amendments that froze pension plan benefits for certain of its defined benefit arrangements in the United Kingdom, which resulted in the Company recognizing a curtailment gain of approximately $22 million in selling, general and administrative expenses within the Consolidated Statement of Operations. For inactive plans the Company will amortize its actuarial gains and losses over the average remaining life expectancy of the pension plan participants.

        The estimated net loss and prior service cost for U.S. pension benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are expected to be $12 million and $1 million, respectively.

        The estimated net loss and prior service credit for non-U.S. pension benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are expected to be $12 million and nil, respectively.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Retirement Plans (Continued)

        The change in benefit obligations, plan assets and the amounts recognized on the Consolidated Balance Sheets for all U.S. and non-U.S. defined benefit plans as of September 24, 2010 and September 25, 2009 is as follows ($ in millions):

	U.S. Plans		Non-U.S. Plans
	2010	2009	2010	2009
Change in benefit obligations:
Benefit obligations as of beginning of year	$863	$721	$1,330	$1,402
Service cost	10	10	23	31
Interest cost	46	53	71	74
Employee contributions	—	—	3	5
Plan Amendments	—	—	1	—
Actuarial loss	60	129	84	11
Acquisitions/divestitures	—	—	3	—
Benefits and administrative expenses paid	(49)	(50)	(61)	(60)
Plan settlements, curtailments and special termination benefits	—	—	(11)	(6)
Currency translation	—	—	(53)	(127)

Benefit obligations as of end of year	$930	$863	$1,390	$1,330

Change in plan assets:
Fair value of plan assets as of beginning of year	$631	$670	$950	$1,082
Actual return (loss) on plan assets	71	(13)	99	(13)
Employer contributions	4	24	78	59
Employee contributions		—	3	5
Acquisitions/divestitures		—	2	—
Plan settlements, curtailments and special termination benefits		—	(3)	(8)
Benefits and administrative expenses paid	(49)	(50)	(61)	(60)
Currency translation		—	(36)	(115)

Fair value of plan assets as of end of year	$657	$631	$1,032	$950

Funded status	$(273)	$(232)	$(358)	$(380)

Net amount recognized	$(273)	$(232)	$(358)	$(380)

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Retirement Plans (Continued)

tax benefit of $2 million, and a net increase to accumulated other comprehensive income (loss) of $61 million, net of income taxes of $28 million.

	U.S. Plans		Non-U.S. Plans
	2010	2009	2010	2009
Amounts recognized in the Consolidated Balance Sheets consist of:
Non-current assets	$—	$—	$2	$6
Current liabilities	(3)	(3)	(13)	(11)
Non-current liabilities	(270)	(229)	(347)	(375)

Net amount recognized	$(273)	$(232)	$(358)	$(380)

Amounts recognized in accumulated other comprehensive loss (before income taxes) consist of:
Transition asset	$—	$—	$3	$4
Prior service (cost) credit	(6)	(7)	(1)	26
Net actuarial loss	(374)	(363)	(426)	(420)

Total loss recognized	$(380)	$(370)	$(424)	$(390)

Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	5.0%	5.5%	5.0%	5.6%
Rate of compensation increase	4.0%	4.0%	3.5%	4.2%

        The accumulated benefit obligation for all U.S. plans as of September 24, 2010 and September 25, 2009 was $929 million and $862 million, respectively. The accumulated benefit obligation for all non-U.S. plans as of September 24, 2010 and September 25, 2009 was $1,366 million and $1,276 million, respectively.

        The accumulated benefit obligation and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $929 million and $657 million, respectively, as of September 24, 2010 and $862 million and $631 million, respectively, as of September 25, 2009.

        The accumulated benefit obligation and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $1,344 million and $1,006 million, respectively, as of September 24, 2010 and $1,253 million and $919 million, respectively, as of September 25, 2009.

        The aggregate benefit obligation and fair value of plan assets for U.S. pension plans with benefit obligations in excess of plan assets were $930 million and $657 million, respectively, as of September 24, 2010 and $863 million and $631 million, respectively, as of September 25, 2009.

        The aggregate benefit obligation and fair value of plan assets for non-U.S. pension plans with benefit obligations in excess of plan assets were $1,365 million and $1,006 million, respectively, as of September 24, 2010 and $1,312 million and $927 million, respectively, as of September 25, 2009.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Retirement Plans (Continued)

        In determining the expected return on plan assets, the Company considers the relative weighting of plan assets by class, historical performance of asset classes over long-term periods, asset class performance expectations as well as current and future economic conditions.

        The Company's investment strategy for its pension plans is to manage the plans on a going-concern basis. Current investment policy is to maintain an adequate level of diversification while maximizing the return on assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants as well as providing adequate liquidity to meet immediate and future benefit payment requirements. In addition, local regulations and local financial considerations are factors in determining the appropriate investment strategy in each country. For U.S. pension plans, this policy targets a 60% allocation to equity securities and a 40% allocation to debt securities. Various asset allocation strategies are in place for non-U.S. pension plans, with a weighted-average target allocation is 52% to equity securities, 44% to debt securities and 4% to other asset classes, including real estate and cash equivalents.

        Pension plans have the following weighted-average asset allocations:

	U.S. Plans		Non-U.S. Plans
	2010	2009	2010	2009
Asset Category:
Equity securities	59%	61%	61%	54%
Debt securities	38%	36%	36%	42%
Real estate	—	—	—	2%
Cash and cash equivalents	3%	3%	3%	2%

Total	100%	100%	100%	100%

        Although the Company does not buy or sell any of its own securities as a direct investment for its pension funds, due to external investment management in certain commingled funds, the plans may indirectly hold Tyco securities. The aggregate amount of the securities would not be considered material relative to the total fund assets.

        The Company evaluates its defined benefit plans' asset portfolios for the existence of significant concentrations of risk. Types of investment concentration risks that are evaluated include, but not limited to, concentrations in a single entity, industry, foreign country and individual fund manager. As of September 24, 2010, there were no significant concentrations of risk in the Company's defined benefit plan assets.

        The Company's plan assets are accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and their placement within the fair value hierarchy

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Retirement Plans (Continued)

levels. The Company's asset allocations by level within the fair value hierarchy as of September 24, 2010 are presented in the table below for the Company's material defined benefit plans.

	September 24, 2010
($ in millions)	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. equity securities	$221	$198	$—	$419
Non-U.S. equity securities	155	441	—	596
Fixed income securities:
Government and government agency securities	25	183	—	208
Corporate debt securities	—	318	—	318
Mortgage and other asset-backed securities	—	97	—	97
Real estate investments	1	—	3	4
Cash and cash equivalents	47	—	—	47

Total	$449	$1,237	$3	$1,689

        The table below presents a rollforward of the Company's real estate investments measured at fair value on a periodic basis using significant unobservable inputs (level 3) from September 25, 2009 to September 24, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance as of September 25, 2009	$13
Purchases, sales, issuances, and settlements, net	(10)

Balance as of September 24, 2010	$3

        Equity securities consist primarily of publicly traded U.S. and non-U.S. equities. Publicly traded securities are valued at the last trade or closing price reported in the active market in which the individual securities are traded. Certain equity securities are held within commingled funds which are valued at the unitized net asset value ("NAV") or percentage of the net asset value as determined by the custodian of the fund. These values are based on the fair value of the underlying net assets owned by the fund.

        Fixed income securities consist primarily of government and agency securities, corporate debt securities, and mortgage and other asset-backed securities. When available, fixed income securities are valued at the closing price reported in the active market in which the individual security is traded. Government and agency securities and corporate debt securities are valued using the most recent bid prices or occasionally the mean of the latest bid and ask prices when markets are less liquid. Asset-backed securities including mortgage backed securities are valued using broker/dealer quotes when available. When quotes are not available, fair value is determined utilizing a discounted cash flow approach, which incorporates other observable inputs such as cash flows, underlying security structure and market information including interest rates and bid evaluations of comparable securities. Certain fixed income securities are held within commingled funds which are valued utilizing NAV as

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Retirement Plans (Continued)

determined by the custodian of the fund. These values are based on the fair value of the underlying net assets owned by the fund.

        Real estate investments include publicly traded real estate investment trusts ("REITS") and direct investments in commercial and residential properties. REITS are valued at the last trade or closing price in the active market in which the individual securities are traded. Direct real estate properties are valued using discounted cash flow models which consider long-term lease estimates, future rental receipts and estimated residual values. Valuation estimates are supplemented by third-party appraisals on a periodic basis.

        Cash and cash equivalents consist primarily of short-term commercial paper, bonds and other cash or cash-like instruments including settlement proceeds due from brokers, stated at cost, which approximates fair value.

        The following table sets forth a summary of pension plan assets valued using NAV or its equivalent as of September 24, 2010 ($ in millions):

Investment ($ in millions)	Fair Value	Redemption Frequency	Redemption Notice Period
U.S equity securities	$125	Daily	1 day
Non-U.S. equity securities	183	Daily, Semi-monthly, Monthly	1 day, 5 days, 15 days
Government and government agency securities	17	Daily	1 day
Corporate debt securities	124	Daily	1 day, 2 days
Mortgage and other asset-backed securities	34	Daily	1 day

	$483

        The strategy of the Company's investment managers with regard to the investments valued using NAV or its equivalent is to either match or exceed relevant benchmarks associated with the respective asset category. None of the investments valued using NAV or its equivalent contain any redemption restrictions or unfunded commitments.

        During 2010, the Company contributed $82 million to its U.S. and non-U.S. pension plans, which represented the Company's minimum required contributions to its pension plans for fiscal year 2010. The Company did not make any voluntary contributions during 2010 to its U.S. and non-US pension plans.

        The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates as well as to make discretionary voluntary contributions from time-to-time. The Company anticipates that it will contribute at least the minimum required to its pension plans in 2011 of $12 million for the U.S. plans and $52 million for non-U.S. plans. The Company also anticipates making voluntary contributions of approximately $20 million to its U.S. plans during 2011.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Retirement Plans (Continued)

        Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows ($ in millions):

	U.S. Plans	Non-U.S. Plans
2011	$45	$52
2012	47	53
2013	48	58
2014	50	62
2015	51	66
2016-2020	278	386

        The Company also participates in a number of multi-employer defined benefit plans on behalf of certain employees. Pension expense related to multi-employer plans was nil, $1 million and $1 million in 2010, 2009 and 2008, respectively.

        Executive Retirement Arrangements—Messrs. Kozlowski and Swartz participated in individual Executive Retirement Arrangements maintained by Tyco (the "ERA"). Under the ERA, Messrs. Kozlowski and Swartz would have fixed lifetime benefits commencing at their normal retirement age of 65. The Company's accrued benefit obligations for Messrs. Kozlowski and Swartz as of September 24, 2010 were $87 million and $45 million, respectively. The Company's accrued benefit obligations for Messrs. Kozlowski and Swartz as of September 25, 2009 were $81 million and $42 million, respectively. Retirement benefits are available at earlier ages and alternative forms of benefits can be elected. Any such variations would be actuarially equivalent to the fixed lifetime benefit starting at age 65. Amounts owed to Messrs. Kozlowski and Swartz under the ERA are the subject of litigation brought by the Company against Messrs. Kozlowski and Swartz.

        Defined Contribution Retirement Plans—The Company maintains several defined contribution retirement plans, which include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $81 million, $79 million and $84 million for 2010, 2009 and 2008, respectively. The Company also maintains an unfunded Supplemental Executive Retirement Plan ("SERP"). This plan is nonqualified and restores the employer match that certain employees lose due to IRS limits on eligible compensation under the defined contribution plans which did not have a material impact in 2010, 2009 and 2008.

        Deferred Compensation Plans—The Company has nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to a number of funds in the Company's 401(k) plans and the account balance fluctuates with the investment returns on those funds. Deferred compensation liabilities were $108 million and $97 million as of September 24, 2010 and September 25, 2009, respectively. Deferred compensation expense was not material for 2010, 2009 and 2008.

        Postretirement Benefit Plans—The Company generally does not provide postretirement benefits other than pensions for its employees. However, certain acquired operations provide these benefits to employees who were eligible at the date of acquisition, and a small number of U.S. and Canadian operations provide ongoing eligibility for such benefits.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Retirement Plans (Continued)

        Net periodic postretirement benefit cost for 2010, 2009 and 2008 is as follows ($ in millions):

	2010	2009	2008
Service cost	$—	$—	$—
Interest cost	4	4	4
Amortization of prior service credit	(1)	(1)	—
Amortization of net actuarial gain	(1)	(1)	(1)

Net periodic postretirement benefit cost	$2	$2	$3

Weighted-average assumptions used to determine net periodic postretirement benefit cost during the period:
Discount rate	5.2%	7.4%	6.1%

        The components of the accrued postretirement benefit obligations, substantially all of which are unfunded as of September 24, 2010 and September 25, 2009 are as follows ($ in millions):

	2010	2009
Change in benefit obligations:
Benefit obligations as of beginning of year	$70	$63
Service cost	—	—
Interest cost	4	4
Actuarial loss	2	6
Acquisitions and mergers	—	4
Benefits paid	(7)	(7)
Other	3	—

Benefit obligations as of end of year	$72	$70

Change in plan assets:
Fair value of plan assets as of beginning of year	$—	$—
Employer contributions	7	7
Benefits paid	(7)	(7)

Fair value of plan assets as of end of year	$—	$—

Funded status	$(72)	$(70)
Contributions after the measurement date	—	—

Net amount recognized	$(72)	$(70)

Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(7)	$(7)
Non-current liabilities	(65)	(63)

Net amount recognized	$(72)	$(70)

Amounts recognized in the accumulated other comprehensive loss (before income taxes) consist of:
Prior service credit	$2	$2
Net actuarial gain	2	5

Total income recognized	$4	$7

Weighted-average assumptions used to determine postretirement benefit obligations at year end:
Discount rate	4.4%	5.2%

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Retirement Plans (Continued)

        The Company expects to make contributions to its postretirement benefit plans of $6 million in 2011.

        Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows ($ in millions):

2011	$6
2012	6
2013	6
2014	6
2015	6
2016-2020	27

        For measurement purposes, a 7.7% and 8.0% composite annual rate of increase in the per capita cost of covered health care benefits was assumed as of September 24, 2010 and September 25, 2009, respectively. As of September 24, 2010 and September 25, 2009, the composite annual rate of increase in health care benefit costs was assumed to decrease gradually to 4.6% by the year 2027, and remain at that level thereafter, for both periods. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects ($ in millions):

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	4	(4)

16.    Tyco Shareholders' Equity

  Dividends

        Pursuant to Swiss law, dividend payments made prior to January 1, 2011 are subject to Swiss withholding taxes unless made in the form of a return of capital from the Company's registered share capital. As a result, the Company intends to first pay dividends in the form of a reduction of registered share capital until at least January 1, 2011. After the last dividend payment is made out of registered capital in February 2011, the Company expects to make dividend payments in the form of a reduction in contributed surplus, which are also expected to be made free of Swiss withholding taxes.

        On March 10, 2010, the Company's shareholders approved an annual dividend on the Company's common shares of CHF 0.90 per share, which is being paid in the form of a return on capital in four installments of CHF 0.22 in May 2010, CHF 0.22 in August 2010, CHF 0.23 in November 2010 and CHF 0.23 in February 2011. The installments will be paid in U.S. dollars converted from Swiss Francs at the USD/CHF exchange rate in effect shortly before the payment dates. The first three installments of the annual dividend were or will be paid on May 26, 2010, August 25, 2010 and November 23, 2010. While certain administrative steps need to occur to effectuate the dividend payment, approval of the dividend by the shareholders establishes the dividend under Swiss law. As a result, the Company recorded an accrued dividend of CHF 428 million as of March 10, 2010, which approximated $399 million based on the exchange rate in effect on that date. The accrued dividend was recorded in accrued and other current liabilities in the Company's Consolidated Balance Sheet as of March 26, 2010. On the Company's Consolidated Balance Sheet, this amount was recorded as a reduction of

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    Tyco Shareholders' Equity (Continued)

common shares, which reduces the par value of the Company's common shares from CHF 7.60 to CHF 6.70.

        On May 14, 2010, the Company acquired all of the outstanding equity of Broadview Security. Broadview Security shareholders who received Tyco common stock as consideration in the merger were included in the first installment of dividend payments that were paid on May 26, 2010. As a result, the Company recorded an accrued dividend of CHF 32 million as of May 14, 2010, which was approximately $28 million based on the exchange rate in effect on that date.

        On March 12, 2009, the Company's shareholders approved an annual dividend on the Company's common shares of CHF 0.93 per share, which was paid in the form of a return on capital in four installments of CHF 0.23, CHF 0.23, CHF 0.23 and CHF 0.24 on May 27, 2009, August 26, 2009, November 24, 2009 and February 24, 2010, respectively. The Company recorded an accrued dividend of CHF 440 million as of March 12, 2009, which approximated $377 million based on the exchange rate in effect on that date. On the Company's Consolidated Balance Sheet, this amount was recorded as a reduction of common shares, which reduced the par value of the Company's common shares from CHF 8.53 to CHF 7.60. The installments were paid in U.S. dollars converted from Swiss Francs at the USD/CHF exchange rate in effect shortly before the payment dates.

        Prior to the Change of Domicile, on December 4, 2008, the Company's Board of Directors declared a quarterly dividend on the Company's common shares of $0.20 per share, which was paid on February 2, 2009. This amount was recorded as a reduction of accumulated earnings.

  Common Stock

        As of September 24, 2010, the Company's share capital amounted to CHF 3,683,470,241, or 514,451,151 registered common shares with a par value of CHF 7.16 per share. Until March 12, 2011, the Board of Directors may increase the Company's share capital by a maximum amount of CHF 1,464,159,140 by issuing a maximum of 204,491,500 shares. In addition, until March 12, 2011, (i) the share capital of the Company may be increased by an amount not exceeding CHF 343,175,292 through the issue of a maximum of 47,929,510 shares through the exercise of conversion and/or option or warrant rights granted in connection with bonds, notes or similar instruments including convertible debt instruments and (ii) the share capital of the Company may be increased by an amount not exceeding CHF 343,175,292 through the issue of a maximum of 47,929,510 shares to employees and other persons providing services to the Company. Although the Company states its par value in Swiss francs it continues to use the U.S. dollar as its reporting currency for preparing its Consolidated Financial Statements.

  Change in Domicile

        Effective March 17, 2009, the Company changed its jurisdiction of incorporation from Bermuda to the Canton of Schaffhausen, Switzerland. In connection with the Change of Domicile and pursuant to the laws of Switzerland, the par value of the Company's common shares increased from $0.80 per share to 8.53 Swiss Francs (CHF) per share (or $7.21 based on the exchange rate in effect on March 17, 2009). The Change of Domicile was approved at a special general meeting of shareholders held on

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    Tyco Shareholders' Equity (Continued)

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

  Share Repurchase Program

        The Company's Board of Directors approved the $1.0 billion 2010 Share Repurchase Program, $1.0 billion 2008 Share Repurchase Program and the $1.0 billion 2007 Share Repurchase Program, in September 2010, July 2008 and September 2007, respectively. During fiscal 2010, the Company repurchased approximately 24 million shares for approximately $900 million under the 2008 share repurchase program, which reduced the amount of common shares outstanding and decreased the dividends declared on the consolidated Statement of Shareholders' Equity as of September 24, 2010. The following table represents the number of shares and dollar amount of repurchases made under each of the Company's repurchase programs by fiscal year and the remaining amount available for repurchase as of September 24, 2010:

	2010 Share Repurchase Program		2008 Share Repurchase Program		2007 Share Repurchase Program
	Shares (in millions)	Amount ($ in billions)	Shares (in millions)	Amount ($ in billions)	Shares (in millions)	Amount ($ in billions)
Approved Repurchase Amount		$1.0		$1.0		$1.0
Repurchases
Fiscal 2010	—	—	24.3	0.9	—	—
Fiscal 2009	N/A	N/A	—	—	—	—
Fiscal 2008	N/A	N/A	2.5	0.1	23.1	0.9
Fiscal 2007	N/A	N/A	N/A	N/A	1.3	0.1

Remaining Amount Available		$1.0		$—		$—

17.    Share Plans

        Total share-based compensation cost recognized during 2010 and 2009 was $120 million and $99 million, respectively, all of which is included in selling, general and administrative expenses. Total share-based compensation cost recognized during 2008 was $104 million, which includes $100 million in selling, general and administrative expenses and $4 million in discontinued operations. The Company has recognized a related tax benefit associated with its share-based compensation arrangements during 2010, 2009 and 2008 of $35 million, $25 million and $28 million ($1 million in discontinued operations), respectively.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Share Plans (Continued)

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

        The 2004 Plan provides for a maximum of 40 million common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2004 Plan. In addition, any common shares that have been approved by the Company's shareholders for issuance under the LTIP Plans but which have not been awarded thereunder as of January 1, 2004, reduced by the number of common shares related to Awards made under the LTIP Plans between January 1, 2004 and March 25, 2004, the date the 2004 Plan was approved by shareholders, (or which have been awarded but will not be issued, owing to expiration, forfeiture, cancellation, return to the Company or settlement in cash in lieu of common shares on or after January 1, 2004) and which are no longer available for any reason (including the termination of the LTIP Plans) will also be available for issuance under the 2004 Plan. When common shares are issued pursuant to a grant of a full value Award (restricted stock, RSUs and PSUs), the total number of common shares remaining available for grant will be decreased by a margin of at least 1.8 per common share issued. As of September 24, 2010, there were approximately 22 million shares available for future grant under the 2004 Plan. As of September 24, 2010, 17 million shares had been granted under the 2004 Plan.

        The LTIP I Plan reserved common shares for issuance to Tyco's directors, executives and managers as share options. During 2010, there were approximately 0.3 million shares originally reserved for issuance under this plan, that became available for future grant under the 2004 Plan due to expiration, forfeiture or cancellation. As of September 24, 2010, 2.8 million options remained outstanding which were granted under the LTIP prior to its termination.

        The LTIP II Plan was a broad-based option plan for non-officer employees. The terms and conditions of this plan were similar to the LTIP I Plan. During 2010, there were approximately 1 million shares originally reserved for issuance under this plan, that became available for future grant under the 2004 Plan due to expiration, forfeiture or cancellation. As of September 24, 2010, 3.3 million options remained outstanding which were granted under the LTIP II prior to its termination.

        Share Options—Options are granted to purchase common shares at prices that are equal to or greater than the closing market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant under the 2004 Plan. Options are generally exercisable in equal annual installments over a period of four years and will generally expire 10 years after the date of grant. Historically, the Company's practice has been to settle stock option exercises through either newly issued shares or from shares held in treasury.

        The grant-date fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on an analysis of historic and implied volatility measures for a set of peer companies. The average expected

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Share Plans (Continued)

life is based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual share option forfeitures. The weighted-average assumptions used in the Black-Scholes option pricing model for 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Expected stock price volatility	34%	32%	27%
Risk free interest rate	2.50%	2.67%	2.93%
Expected annual dividend per share	$0.80	$0.80	$0.62
Expected life of options (years)	5.5	5.2	4.5

        The weighted-average grant-date fair values of options granted during 2010, 2009 and 2008 was $9.18, $7.09 and $11.06, respectively. The total intrinsic value of options exercised during 2010, 2009 and 2008 was $32 million, $0.5 million and $16 million, respectively. The related excess cash tax benefit classified as a financing cash inflow for 2010, 2009 and 2008 was not significant.

        A summary of the option activity as of September 24, 2010 and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding as of September 25, 2009	25,692,746	$45.22
Granted	4,173,880	33.82
Replacement awards (see Note 4)	1,682,437	23.76
Exercised	(2,104,474)	23.12
Expired	(2,370,193)	63.69
Forfeited	(675,007)	36.15

Outstanding as of September 24, 2010	26,399,389	42.38	5.5	$123
Vested and unvested expected to vest as of September 24, 2010	25,658,044	42.66	5.4	118
Exercisable as of September 24, 2010	17,337,611	46.67	4.0	68

        As of September 24, 2010, there was $47 million of total unrecognized compensation cost related to non-vested options granted. The cost is expected to be recognized over a weighted-average period of 2.2 fiscal years.

        Employee Stock Purchase Plans—Substantially all full-time employees of the Company's U.S. subsidiaries and employees of certain qualified non-U.S. subsidiaries were eligible to participate in an employee share purchase plan ("ESPP"). Eligible employees authorized payroll deductions to be made for the purchase of shares. The Company matched a portion of the employee contribution by contributing an additional 15% of the employee's payroll deduction. All shares purchased under the plan were purchased on the open market by a designated broker. The ESPP was suspended indefinitely during the quarter ended September 25, 2009.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Share Plans (Continued)

        Under the SAYE Plan, eligible employees in the United Kingdom were granted options to purchase shares at the end of three years of service at 85% of the market price at the time of grant. Options under the SAYE Plan are generally exercisable after a period of three years and expire six months after the date of vesting. The SAYE Plan provided for a maximum of 10 million common shares to be issued. All of the shares purchased under the SAYE Plan were purchased on the open market. The SAYE Plan was approved on November 3, 1999 for a ten year period and expired according to its terms on November 3, 2009. The International Benefits Oversight Committee has not approved any additional grants since the last annual grant on October 9, 2008 and it has not applied for approval of a replacement for the SAYE Plan at this time.

        A summary of option activity under the SAYE Plan as of September 24, 2010 and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding as of September 25, 2009	375,906	$32.82
Exercised	(41,422)	23.45
Expired	(67,284)	26.08
Forfeited	(23,296)	33.93

Outstanding as of September 24, 2010	243,904	36.16	0.9	$1
Vested and unvested expected to vest as of September 24, 2010	185,008	36.08	0.9	$1

        The grant-date-fair value of each option grant is estimated using the Black-Scholes option pricing model. Assumptions for expected volatility, the average expected life, the risk-free rate, as well as the expected annual dividend per share were made using the same methodology as previously described under Share Options.

        The weighted-average grant-date fair values of options granted under the SAYE Plan during 2009 and 2008 were $3.47 and $14.18, respectively. There were no options granted under the SAYE Plan during 2010. The total intrinsic value of options exercised during 2010, 2009 and 2008 was $1 million, $1 million and $3 million, respectively. The related excess cash tax benefit classified as a financing cash inflow for 2010, 2009 and 2008 was not significant. As of September 24, 2010, there was $0.1 million in total unrecognized compensation cost related to non-vested options granted under the SAYE Plan. The cost is expected to be recognized over a period of 1 year.

        Restricted Share Awards—Restricted share awards are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant under the 2004 Plan. Restrictions on the award generally lapse upon normal retirement, if more than twelve months from the grant date, death or disability of the employee.

        The fair market value of restricted awards, both time vesting and those subject to specific performance criteria, are expensed over the period of vesting. Restricted share awards that vest based upon passage of time generally vest over a period of four years. The fair value of restricted share awards is determined based on the closing market price of the Company's shares on the grant date.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Share Plans (Continued)

Restricted share awards that vest dependent upon attainment of various levels of performance that equal or exceed targeted levels generally vest in their entirety three years from the grant date. The fair value of performance share awards is determined based on the Monte Carlo valuation model. The compensation expense recognized for restricted share awards is net of estimated forfeitures.

        The Company generally grants restricted stock units. Recipients of restricted stock units have no voting rights and receive dividend equivalent units. Recipients of performance shares have no voting rights and may receive dividend equivalent units depending on the terms of the grant.

        A summary of the activity of the Company's restricted share awards including performance shares as of September 24, 2010 and changes during the year then ended is presented in the tables below:

Non-vested Restricted Share Awards	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of September 25, 2009	3,736,710	$38.75
Granted	1,551,591	34.23
Vested	(1,346,549)	42.21
Forfeited	(270,726)	36.82

Non-vested as of September 24, 2010	3,671,026	35.76

        The weighted-average grant-date fair value of restricted share awards granted during 2010, 2009 and 2008 was $34.23, $28.56 and $40.27, respectively. The total fair value of restricted share awards vested during 2010, 2009 and 2008 was $54 million, $74 million and $41 million, respectively.

Non-vested Performance Share Awards	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of September 25, 2009	1,417,523	$38.71
Granted	830,660	40.27
Forfeited	(519,031)	58.32

Non-vested as of September 24, 2010	1,729,152	33.57

        The weighted-average grant-date fair value of performance share awards granted during 2010, 2009 and 2008 was $40.27, $27.84 and $46.11, respectively. No performance shares vested during 2010, 2009 and 2008.

        As of September 24, 2010, there was $89 million of total unrecognized compensation cost related to both non-vested restricted share awards and performance shares. That cost is expected to be recognized over a weighted-average period of 2.0 fiscal years.

        Deferred Stock Units—Deferred Stock Units ("DSUs") are notional units that are tied to the value of Tyco common shares with distribution deferred until termination of employment or service to the Company. Distribution, when made, will be in the form of actual shares. Similar to restricted share grants that vest through the passage of time, the fair value of DSUs is determined based on the closing market price of the Company's shares on the grant date and is amortized to expense over the vesting period. Recipients of DSUs do not have the right to vote and receive cash dividends. However, they

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Share Plans (Continued)

have the right to receive dividend equivalent units. Conditions of vesting are determined at the time of grant. Under the 2004 Plan, grants made to executives generally vested in equal annual installments over three years while DSUs granted to the Board of Directors were immediately vested. The Company has granted 1 million DSUs, the majority of which were outstanding as of September 24, 2010.

        The weighted-average grant-date fair value of DSUs granted during 2009 and 2008 was $34.09 and $44.96, respectively. There were no DSU awards granted during 2010. The total fair value of DSUs vested during 2010, 2009 and 2008 was $1 million, $2 million and $2 million, respectively. As of September 24, 2010, all DSUs are vested.

18.    Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) are as follows ($ in millions):

	Currency Translation(1)	Unrealized (Loss) Gain on Marketable Securities	Retirement Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of September 28, 2007	$891	$—	$(326)	$565
Pre-tax current period change	(307)	(9)	(32)	(348)
Income tax expense	—	4	11	15

Balance as of September 26, 2008	584	(5)	(347)	232
Cumulative effect of adopting a new accounting principle (See Note 15)	—	—	89	89
Pre-tax current period change	(203)	14	(327)	(516)
Income tax expense	—	(5)	79	74
Other(2)	34	—	—	34

Balance as of September 25, 2009	415	4	(506)	(87)
Pre-tax current period change	(208)	—	(47)	(255)
Income tax expense(3)	7	—	14	21

Balance as of September 24, 2010	$214	$4	$(539)	$(321)

(1)
During the years ended September 24, 2010, September 25, 2009, and September 26, 2008, $67 million of a cumulative translation gain, $21 million of a cumulative translation loss and $58 million of a cumulative translation gain, respectively, were transferred from currency translation adjustments as a result of the sale of foreign entities. Of these amounts nil, $21 million and $58 million, respectively, are included in income from discontinued operations.

(2)
Adjustment to accumulated (deficit) earnings recorded to correct the distribution amount to Covidien and Tyco Electronics at the date of the Separations. See Note 2.

(3)
Tax effect of net investment hedge.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Consolidated Segment and Geographic Data

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

  •
  Flow Control designs, manufactures, sells and services valves, pipes, fittings, valve automation and heat tracing products for general process, energy and mining markets as well as the water and wastewater markets.

  •
  Fire Protection Services designs, sells, installs and services fire detection and fire suppression systems for commercial, industrial and governmental customers.

  •
  Electrical and Metal Products designs, manufactures and sells galvanized steel tubing, armored wire and cable and other metal products for non-residential construction, electrical, fire and safety and mechanical customers.

  •
  Safety Products designs, manufactures and sells fire suppression, electronic security and life safety products, including fire sprinklers, breathing apparatus, intrusion, security, access control and video management systems. In addition, Safety Products manufactures products installed and serviced by ADT Worldwide and Fire Protection Services.

        Tyco also provides general corporate services to its segments and these costs are reported as Corporate and Other.

        The Company, from time to time, may realign businesses and management responsibility within its operating segments based on considerations such as opportunity for market or operating synergies and/or to more fully leverage existing capabilities and enhance development for future products and services. During the first quarter of fiscal 2010, the manufacturing operations which support the ADT retail business, historically included in the Safety Products segment, were transferred to the ADT Worldwide segment. In addition, certain smaller businesses were transferred between segments; from the Company's Safety Products segment to the Company's Fire Protection Services segment in Asia Pacific; from the Company's Fire Protection Services segment to the Company's ADT Worldwide segment in EMEA and Latin America. Further, certain overhead costs were transferred from Corporate and Other to the Company's ADT Worldwide segment. During the third quarter of fiscal 2010 the Company reclassified certain businesses which have satisfied the criteria to be presented as discontinued operations to income from discontinued operations in the Consolidated Statement of Operations and assets and liabilities held for sale within the Consolidated Balance Sheets. See Note 2. As a result of the realignment of these business activities and discontinued operations, the segment and

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Consolidated Segment and Geographic Data (Continued)

geographic financial information for 2009 and 2008 have been recast to reflect the above. Selected information by segment is presented in the following tables ($ in millions):

	2010	2009	2008
Net revenue(1):
ADT Worldwide	$7,376	$7,066	$7,802
Flow Control	3,373	3,495	3,952
Fire Protection Services	3,355	3,410	3,813
Electrical and Metal Products	1,399	1,392	2,272
Safety Products	1,513	1,519	1,889
Corporate and Other	—	—	5

	$17,016	$16,882	$19,733

(1)
Revenue by operating segment excludes intercompany transactions.

	2010	2009(1)	2008
Operating income (loss):
ADT Worldwide	$1,056	$(202)	$866
Flow Control	410	496	574
Fire Protection Services	272	70	333
Electrical and Metal Products	100	(938)	342
Safety Products	221	(367)	301
Corporate and Other	(461)	(565)	(520)

	$1,598	$(1,506)	$1,896

(1)
Operating loss in 2009 includes goodwill and intangible asset impairment charges of $2.7 billion.

        Total Assets by segment as of September 24, 2010, September 25, 2009 and September 26, 2008 are as follows ($ in millions):

	2010	2009	2008
Total Assets:
ADT Worldwide	$13,766	$11,395	$12,966
Flow Control	4,046	4,241	4,378
Fire Protection Services	2,626	2,629	2,825
Electrical and Metal Products	779	629	1,916
Safety Products	1,935	1,954	2,679
Corporate and Other	3,652	4,301	3,481
Assets held for sale	324	404	559

	$27,128	$25,553	$28,804

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Consolidated Segment and Geographic Data (Continued)

        Depreciation and amortization and capital expenditures by segment for the years ended September 24, 2010, September 25, 2009 and September 26, 2008 are as follows ($ in millions):

	2010	2009	2008
Depreciation and amortization:
ADT Worldwide	$1,019	$947	$975
Flow Control	67	62	59
Fire Protection Services	32	34	31
Electrical and Metal Products	36	30	37
Safety Products	45	48	43
Corporate and Other	4	5	3

	$1,203	$1,126	$1,148

	2010	2009	2008
Capital expenditures
ADT Worldwide	$497	$443	$504
Flow Control	98	100	118
Fire Protection Services	24	25	28
Electrical and Metal Products	48	46	35
Safety Products	49	56	31
Corporate and Other	2	32	6

	$718	$702	$722

        Net revenue by geographic area for the years ended September 24, 2010, September 25, 2009 and September 26, 2008 is as follows ($ in millions):

	2010	2009	2008
Net Revenue(1):
United States	8,266	$8,304	$9,465
Other Americas	1,726	1,520	1,733
Europe, Middle East and Africa	3,990	4,351	5,283
Asia-Pacific	3,034	2,707	3,252

	$17,016	$16,882	$19,733

(1)
Revenue is attributed to individual countries based on the reporting entity that records the transaction.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Consolidated Segment and Geographic Data (Continued)

        Long-lived assets by geographic area as of September 24, 2010, September 25, 2009 and September 26, 2008 are as follows ($ in millions):

	2010	2009	2008
Long-lived assets(1):
United States	$3,364	$2,701	$2,722
Other Americas	448	402	364
Europe, Middle East and Africa	424	478	503
Asia-Pacific	665	605	582
Corporate and Other	3	14	14

	$4,904	$4,200	$4,185

(1)
Long-lived assets are comprised primarily of property, plant and equipment and exclude goodwill, other intangible assets, deferred taxes and other shared assets.

        During the first quarter of 2011, the Company will realign its Safety Products segment between its ADT Worldwide and Fire Protection segments. The Company's existing ADT Worldwide and Fire Protection segments will create two new businesses: Tyco Security Solutions and Tyco Fire Protection.

        Tyco Security Solutions will consist of the Company's ADT Worldwide segment as well as manufacturing security products including intrusion, security, access control and video management systems previously manufactured by its Safety Products segment. Tyco Fire Protection will consist of its Fire Protection segment as well as a number of businesses in its Safety Products segment including its fire suppression and building products and life safety products businesses.

        As a result of this realignment, as well as the planned sale of a 51% interest of the Company's Electrical and Metal Products business (see Note 25), the Company will have three core businesses: Tyco Security Solutions, Tyco Fire Protection and Flow Control.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.    Supplementary Consolidated Balance Sheet Information

        Selected supplementary Consolidated Balance Sheet information as of September 24, 2010 and September 25, 2009 is as follows ($ in millions):

	2010	2009
Deferred tax asset—non current	$1,131	$1,105
Other non-current assets	1,465	1,537

Other assets	$2,596	$2,642

Accrued payroll and payroll related costs	665	540
Deferred income tax liability-current	61	43
Income taxes payable—current	102	83
Other	1,843	1,772

Accrued and other current liabilities	$2,671	$2,438

Long-term pension and postretirement liabilities	847	807
Deferred income tax liability—non-current	605	264
Income taxes payable—non-current	238	221
Other	1,311	1,399

Other liabilities	$3,001	$2,691

21.    Inventory

        Inventories consisted of the following ($ in millions):

	September 24, 2010	September 25, 2009
Purchased materials and manufactured parts	$504	$482
Work in process	192	194
Finished goods	747	694

Inventories	$1,443	$1,370

        Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

22.    Property, Plant and Equipment

        Property, plant and equipment consisted of the following ($ in millions):

	September 24, 2010	September 25, 2009
Land	$154	$144
Buildings	816	745
Subscriber systems	6,085	5,309
Machinery and equipment	2,457	2,324
Property under capital leases(1)	62	62
Construction in progress	154	164
Accumulated depreciation(2)	(5,572)	(5,311)

Property, Plant and Equipment, net	$4,156	$3,437

(1)
Property under capital leases consists primarily of buildings.

(2)
Accumulated amortization of capital lease assets was $34 million and $28 million as of September 24, 2010 and September 25, 2009, respectively.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.    Summarized Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data for the years ended September 24, 2010 and September 25, 2009 is as follows ($ in millions, except per share data):

	2010
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenue	$4,155	$4,094	$4,274	$4,493
Gross Profit	1,539	1,491	1,581	1,669
Income from continuing operations attributable to Tyco common shareholders	296	306	250	273
Income (loss) from discontinued operations, net of income taxes	6	4	4	(7)

Net income attributable to Tyco common shareholders	302	310	254	266

Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.62	$0.64	$0.51	$0.55
Income (loss) from discontinued operations, net of income taxes	0.02	0.01	0.01	(0.01)

Net income attributable to Tyco common shareholders	$0.64	$0.65	$0.52	$0.54

Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.62	$0.64	$0.50	$0.55
Income (loss) from discontinued operations, net of income taxes	0.01	0.01	0.01	(0.02)

Net income attributable to Tyco common shareholders	$0.63	$0.65	$0.51	$0.53

	2009
	1st Qtr.	2nd Qtr.(1)	3rd Qtr.	4th Qtr.
Revenue	$4,340	$4,068	$4,152	$4,322
Gross Profit	1,539	1,417	1,475	1,581
Income (loss) from continuing operations attributable to Tyco common shareholders	271	(2,561)	244	201
Income (loss) from discontinued operations, net of income taxes	6	(6)	43	4

Net income (loss) attributable to Tyco common shareholders	277	(2,567)	287	205

Basic earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	$0.57	$(5.41)	$0.52	$0.42
Income (loss) from discontinued operations, net of income taxes	0.02	(0.01)	0.09	0.01

Net income (loss) attributable to Tyco common shareholders	$0.59	$(5.42)	$0.61	$0.43

Diluted earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	$0.57	$(5.41)	$0.51	$0.42
Income (loss) from discontinued operations, net of income taxes	0.01	(0.01)	0.09	0.01

Net income (loss) attributable to Tyco common shareholders	$0.58	$(5.42)	$0.60	$0.43

(1)
Loss from continuing operations includes goodwill and intangible asset impairments of $2.7 billion.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    Tyco International Finance S.A.

        TIFSA, a wholly-owned subsidiary of the Company, has public debt securities outstanding (see Note 11) which are fully and unconditionally guaranteed by Tyco. The following tables present condensed consolidating financial information for Tyco, TIFSA and all other subsidiaries. Condensed financial information for Tyco and TIFSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 24, 2010
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$17,016	$—	$17,016
Cost of product sales and services	—	—	10,736	—	10,736
Selling, general and administrative expenses	15	2	4,569	—	4,586
Restructuring, asset impairment and divestiture charges, net	—	—	96	—	96

Operating (loss) income	(15)	(2)	1,615	—	1,598
Interest income	—	—	31	—	31
Interest expense	—	(278)	(6)	—	(284)
Other income (expense), net	8	(87)	4	—	(75)
Equity in net income of subsidiaries	2,506	1,142	—	(3,648)	—
Intercompany interest and fees	(1,374)	347	1,027	—	—

Income from continuing operations before income taxes	1,125	1,122	2,671	(3,648)	1,270
Income tax benefit (expense)	—	8	(146)	—	(138)

Income from continuing operations	1,125	1,130	2,525	(3,648)	1,132
Income from discontinued operations, net of income taxes	7	7	7	(14)	7

Net income	1,132	1,137	2,532	(3,662)	1,139
Less: noncontrolling interest in subsidiaries net income	—	—	7	—	7

Net income attributable to Tyco common shareholders	$1,132	$1,137	$2,525	$(3,662)	$1,132

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 25, 2009
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$16,882	$—	$16,882
Cost of product sales and services	—	—	10,870	—	10,870
Selling, general and administrative expenses	152	5	4,442	—	4,599
Goodwill and intangible asset impairments	—	—	2,705	—	2,705
Restructuring, asset impairment and divestiture charges, net	4	—	210	—	214

Operating loss	(156)	(5)	(1,345)	—	(1,506)
Interest income	—	—	44	—	44
Interest expense	—	(288)	(13)	—	(301)
Other (expense) income, net	(13)	2	4	—	(7)
Equity in net loss of subsidiaries	(251)	(1,444)	—	1,695	—
Intercompany interest and fees	(1,425)	129	1,296	—	—

Loss from continuing operations before income taxes	(1,845)	(1,606)	(14)	1,695	(1,770)
Income tax benefit (expense)	—	63	(134)	—	(71)

Loss from continuing operations	(1,845)	(1,543)	(148)	1,695	(1,841)
Income from discontinued operations, net of income taxes	47	44	47	(91)	47

Net loss	(1,798)	(1,499)	(101)	1,604	(1,794)
Less: noncontrolling interest in subsidiaries net income	—	—	4	—	4

Net loss attributable to Tyco common shareholders	$(1,798)	$(1,499)	$(105)	$1,604	$(1,798)

24.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 26, 2008
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$19,733	$—	$19,733
Cost of product sales and services	—	—	12,780	—	12,780
Selling, general and administrative expenses	29	5	4,790	—	4,824
Goodwill and intangible asset impairments	—	—	10	—	10
Restructuring, asset impairment and divestiture charges, net	—	—	223	—	223

Operating (loss) income	(29)	(5)	1,930	—	1,896
Interest income	47	1	64	—	112
Interest expense	(47)	(336)	(13)	—	(396)
Other income (expense), net	39	(252)	(10)	—	(223)
Equity in net income of subsidiaries	2,519	1,485	—	(4,004)	—
Intercompany interest and fees	(1,467)	143	1,324	—	—

Income from continuing operations before income taxes	1,062	1,036	3,295	(4,004)	1,389
Income tax benefit (expense)	—	159	(485)	—	(326)

Income from continuing operations	1,062	1,195	2,810	(4,004)	1,063
Income from discontinued operations, net of income taxes	491	498	495	(993)	491

Net income	1,553	1,693	3,305	(4,997)	1,554
Less: noncontrolling interest in subsidiaries net income	—	—	1	—	1

Net income attributable to Tyco common shareholders	$1,553	$1,693	$3,304	$(4,997)	$1,553

24.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 24, 2010
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,775	$—	$1,775
Accounts receivable, net	—	—	2,493	—	2,493
Inventories	—	—	1,443	—	1,443
Intercompany receivables	1,082	160	15,770	(17,012)	—
Prepaid expenses and other current assets	69	2	865	—	936
Deferred income taxes	—	—	382	—	382
Assets held for sale	221	221	324	(442)	324

Total current assets	1,372	383	23,052	(17,454)	7,353
Property, plant and equipment, net	—	—	4,156	—	4,156
Goodwill	—	—	9,577	—	9,577
Intangible assets, net	—	—	3,446	—	3,446
Investment in subsidiaries	45,396	16,482	—	(61,878)	—
Intercompany loans receivable	—	11,695	20,387	(32,082)	—
Other assets	90	323	2,183	—	2,596

Total Assets	$46,858	$28,883	$62,801	$(111,414)	$27,128

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$517	$19	$—	$536
Accounts payable	—	—	1,340	—	1,340
Accrued and other current liabilities	421	64	2,186	—	2,671
Deferred revenue	—	—	618	—	618
Intercompany payables	10,581	5,189	1,242	(17,012)	—
Liabilities held for sale	—	—	103	—	103

Total current liabilities	11,002	5,770	5,508	(17,012)	5,268
Long-term debt	—	3,593	59	—	3,652
Intercompany loans payable	21,362	1,772	8,948	(32,082)	—
Deferred revenue	—	—	1,106	—	1,106
Other liabilities	410	—	2,591	—	3,001

Total Liabilities	32,774	11,135	18,212	(49,094)	13,027

Tyco Shareholders' Equity:
Preference shares	—	—	2,500	(2,500)	—
Common shares	2,948	—	—	—	2,948
Common shares held in treasury	(575)	—	(401)	—	(976)
Other shareholders' equity	11,711	17,748	42,473	(59,820)	12,112

Total Tyco Shareholders' Equity	14,084	17,748	44,572	(62,320)	14,084
Noncontrolling interest	—	—	17	—	17

Total Equity	14,084	17,748	44,589	(62,320)	14,101

Total Liabilities and Equity	$46,858	$28,883	$62,801	$(111,414)	$27,128

24.    Tyco International Finance S.A. (Continued)

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

24.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 24, 2010
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(325)	$(172)	$3,127	$—	$2,630
Net cash provided by discontinued operating activities	—	—	27	—	27
Cash Flows From Investing Activities:
Capital expenditures	—	—	(718)	—	(718)
Proceeds from disposal of assets	—	—	29	—	29
Acquisition of businesses, net of cash acquired	—	—	(600)	—	(600)
Accounts purchased by ADT	—	—	(559)	—	(559)
Divestiture of businesses, net of cash retained	—	—	21	—	21
Intercompany dividend from subsidiary	20	—	—	(20)	—
Net increase in intercompany loans	—	(121)	—	121	—
Decrease (increase) in investment in subsidiaries	1,363	457	(1,950)	130	—
Decrease in investments	—	—	59	—	59
Decrease in restricted cash	—	—	7	—	7
Other	—	—	(14)	—	(14)

Net cash provided by (used in) in investing activities	1,383	336	(3,725)	231	(1,775)
Net cash used in discontinued investing activities	—	—	(12)	—	(12)
Cash Flows From Financing Activities:
Net repayments of debt	—	(158)	(46)	—	(204)
Proceeds from exercise of share options	—	—	49	—	49
Dividends paid	(416)	—	—	—	(416)
Intercompany dividend to parent	—	—	(20)	20	—
Repurchase of common shares by treasury	(575)	—	(325)	—	(900)
Net intercompany loan (repayments) borrowings	(88)	—	209	(121)	—
Increase in equity from parent	—	—	130	(130)	—
Transfer from discontinued operations	—	—	15	—	15
Other	21	(6)	—	—	15

Net cash (used in) provided by financing activities	(1,058)	(164)	12	(231)	(1,441)
Net cash used in discontinued financing activities	—	—	(15)	—	(15)
Effect of currency translation on cash	—	—	7	—	7

Net decrease in cash and cash equivalents	—	—	(579)	—	(579)
Cash and cash equivalents at beginning of period	—	—	2,354	—	2,354

Cash and cash equivalents at end of period	$—	$—	$1,775	$—	$1,775

24.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 25, 2009
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(160)	$(1,890)	$4,437	$—	$2,387
Net cash provided by discontinued operating activities	—	—	34	—	34
Cash Flows From Investing Activities:
Capital expenditures	—	—	(702)	—	(702)
Proceeds from disposal of assets	—	—	12	—	12
Acquisition of businesses, net of cash acquired	—	—	(48)	—	(48)
Accounts purchased by ADT	—	—	(543)	—	(543)
Divestiture of businesses, net of cash retained	—	—	2	—	2
Net decrease in intercompany loans	—	2,188	—	(2,188)	—
Decrease in investment in subsidiaries	1,654	1,352	—	(3,006)	—
Decrease in investments	—	—	17	—	17
Decrease in restricted cash	—	—	1	—	1
Other	—	—	(1)	—	(1)

Net cash provided by (used in) investing activities	1,654	3,540	(1,262)	(5,194)	(1,262)
Net cash provided by discontinued investing activities	—	—	59	—	59
Cash Flows From Financing Activities:
Net borrowings (repayments) of debt	—	27	(19)	—	8
Proceeds from exercise of share options	—	—	1	—	1
Dividends paid	(388)	—	—	—	(388)
Repurchase of common shares by subsidiary	—	—	(3)	—	(3)
Net intercompany loan repayments	(1,123)	—	(1,065)	2,188	—
Decrease in equity from parent	—	(1,673)	(1,333)	3,006	—
Transfer from discontinued operations	—	—	93	—	93
Other	16	(5)	(2)	—	9

Net cash used in financing activity	(1,495)	(1,651)	(2,328)	5,194	(280)
Net cash used in discontinued financing activities	—	—	(93)	—	(93)
Effect of currency translation on cash	—	—	(10)	—	(10)

Net (decrease) increase in cash and cash equivalents	(1)	(1)	837	—	835
Cash and cash equivalents at beginning of period	1	1	1,517	—	1,519

Cash and cash equivalents at end of period	$—	$—	$2,354	$—	$2,354

24.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 26, 2008
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(4,034)	$(1,814)	$4,936	$—	$(912)
Net cash provided by discontinued operating activities	—	—	22	—	22
Cash Flows From Investing Activities:
Capital expenditures	—	—	(722)	—	(722)
Proceeds from disposal of assets	—	—	25	—	25
Acquisition of businesses, net of cash acquired	—	—	(347)	—	(347)
Accounts purchased by ADT	—	—	(376)	—	(376)
Divestiture of businesses, net of cash retained	—	—	1	—	1
Class action settlement escrow	2,960	—	—	—	2,960
Intercompany dividend from subsidiary	—	62	—	(62)	—
Net increase in intercompany loans	—	(75)	—	75	—
Decrease in investment in subsidiaries	—	2,450	—	(2,450)	—
Decrease in investments	—	—	32	—	32
Increase in restricted cash	—	—	(17)	—	(17)
Other	—	—	(1)	—	(1)

Net cash provided by (used in) investing activities	2,960	2,437	(1,405)	(2,437)	1,555
Net cash provided by discontinued investing activities	—	—	902	—	902
Cash Flows From Financing Activities:
Net repayments of debt	—	(546)	(1)	—	(547)
Proceeds from exercise of share options	47	—	2	—	49
Dividends paid	(292)	—	—	—	(292)
Intercompany dividend to parent	—	—	(62)	62	—
Repurchase of common shares by subsidiary	—	—	(854)	—	(854)
Repurchase of common shares by treasury	(192)	—	—	—	(192)
Net intercompany loan borrowings (repayments)	1,496	—	(1,421)	(75)	—
Decrease in equity from parent	—	—	(2,450)	2,450	—
Transfer from discontinued operations	—	—	928	—	928
Other	—	(76)	4	—	(72)

Net cash provided by (used in) financing activities	1,059	(622)	(3,854)	2,437	(980)
Net cash used in discontinued financing activities	—	—	(924)	—	(924)
Effect of currency translation on cash	—	—	(38)	—	(38)

Net (decrease) increase in cash and cash equivalents	(15)	1	(361)	—	(375)
Cash and cash equivalents at beginning of period	16	—	1,878	—	1,894

Cash and cash equivalents at end of period	$1	$1	$1,517	$—	$1,519

25.    Subsequent Events

        On September 30, 2010, the Company received the necessary consents and approval to complete the sale of its European water business and received net cash proceeds of approximately $267 million. The Company expects to recognize a gain on the transaction.

        Consistent with its annual equity compensation practices, on October 12, 2010, the Company granted Tyco employees 3.9 million share options with a weighted-average grant-date fair value of $9.13 per share at the date of grant. Additionally, the Company granted 1.4 million and 0.6 million restricted stock units and performance share units with a fair value of $37.29 and $41.17 per share on the date of grant, respectively.

        On November 9, 2010, the Company announced that it entered into an agreement to sell a 51% interest in its Electrical and Metal Products business to an affiliate of the private equity firm Clayton, Dubilier & Rice, LLC (the "Investor"). The Company will form a newly incorporated holding company, Atkore, to hold the Company's Electrical and Metal Products business. Upon closing, Tyco is expected to receive total cash proceeds of approximately $720 million and anticipates recognizing a gain on the transaction. Pursuant to the Investment Agreement entered into in connection with the transaction, Tyco and its affiliates have agreed to sell shares of a newly-created class of cumulative convertible preferred stock of Atkore (the "Preferred Stock") to the Investor for $306 million. The preferred stock to be sold to Investor will initially represent 51% of the outstanding capital stock (on an as-converted basis) of Atkore immediately following the closing. Under the terms of the Investment Agreement, it is anticipated that Atkore will incur new third party indebtedness of up to $465 million and use such proceeds in part to repay approximately $400 million in intercompany indebtedness to subsidiaries of Tyco. The transaction is subject to the satisfaction of customary closing conditions and is expected to close in the first half of fiscal 2011. The Company will continue to present Atkore in continuing operations. Upon completion of the transaction, Tyco's ownership interest in Atkore will be accounted for under the equity method of accounting.

TYCO INTERNATIONAL LTD.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Description	Balance as of Beginning of Year	Additions Charged to Income	Divestitures and Other	Deductions	Balance as of End of Year
Accounts Receivable:
Year Ended September 26, 2008	$177	$83	$17	$(81)	$196
Year Ended September 25, 2009	196	106	(31)	(104)	167
Year Ended September 24, 2010	167	96	4	(106)	161