Form 10-Q
period 2010-12-24
TYCO INTERNATIONAL LTD
filed 2011-01-27
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 24, 2010
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

        The number of common shares outstanding as of January 21, 2011 was 473,753,233.

TYCO INTERNATIONAL LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share data)

	For the Quarters Ended
	December 24, 2010	December 25, 2009
Revenue from product sales	$2,508	$2,439
Service revenue	1,871	1,716

Net revenue	4,379	4,155
Cost of product sales	1,774	1,741
Cost of services	976	875
Selling, general and administrative expenses	1,137	1,123
Restructuring, asset impairments and divestiture charges (gain), net (see Notes 2 and 3)	(214)	11

Operating income	706	405
Interest income	9	9
Interest expense	(62)	(75)
Other income, net	—	9

Income from continuing operations before income taxes	653	348
Income tax expense	(163)	(51)

Income from continuing operations	490	297
Income from discontinued operations, net of income taxes	169	6

Net income	659	303
Less: noncontrolling interest in subsidiaries net income	—	1

Net income attributable to Tyco common shareholders	$659	$302

Amounts attributable to Tyco common shareholders:
Income from continuing operations	$490	$296
Income from discontinued operations	169	6

Net income attributable to Tyco common shareholders	$659	$302

Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$1.00	$0.62
Income from discontinued operations	$0.35	0.02

Net income attributable to Tyco common shareholders	$1.35	$0.64

Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$1.00	$0.62
Income from discontinued operations	$0.34	0.01

Net income attributable to Tyco common shareholders	$1.34	$0.63

Weighted average number of shares outstanding:
Basic	488	476
Diluted	492	479

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except per share data)

	December 24, 2010	September 24, 2010
Assets
Current Assets:
Cash and cash equivalents	$2,062	$1,775
Accounts receivable, less allowance for doubtful accounts of $143 and $161, respectively	2,220	2,493
Inventories	1,253	1,443
Prepaid expenses and other current assets	921	936
Deferred income taxes	364	382
Assets held for sale	—	324

Total current assets	6,820	7,353
Property, plant and equipment, net	3,916	4,156
Goodwill	9,593	9,577
Intangible assets, net	3,431	3,446
Other assets	2,622	2,596

Total Assets	$26,382	$27,128

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$519	$536
Accounts payable	1,158	1,340
Accrued and other current liabilities	2,263	2,671
Deferred revenue	571	618
Liabilities held for sale	—	103

Total current liabilities	4,511	5,268
Long-term debt	3,634	3,652
Deferred revenue	1,165	1,106
Other liabilities	2,876	3,001

Total Liabilities	12,186	13,027

Commitments and Contingencies (see Note 10)
Tyco Shareholders' Equity:
Common shares, CHF 6.70 par value, 814,801,671 shares authorized, 514,502,770 shares issued as of December 24, 2010; CHF 6.70 par value, 814,801,671 shares authorized, 514,502,770 shares issued as of September 24, 2010	2,950	2,948
Common shares held in treasury, 36,430,393 and 26,097,158 shares, as of December 24, 2010 and September 24, 2010, respectively	(1,387)	(976)
Contributed surplus	12,085	12,121
Accumulated earnings	971	312
Accumulated other comprehensive loss	(430)	(321)

Total Tyco Shareholders' Equity	14,189	14,084
Noncontrolling interest	7	17

Total Equity	14,196	14,101

Total Liabilities and Equity	$26,382	$27,128

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	For the Quarters Ended
	December 24, 2010	December 25, 2009
Cash Flows From Operating Activities:
Net income attributable to Tyco common shareholders	$659	$302
Noncontrolling interest in subsidiaries net income	—	1
Income from discontinued operations, net of income taxes	(169)	(6)

Income from continuing operations	490	297
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	323	285
Non-cash compensation expense	31	31
Deferred income taxes	126	1
Provision for losses on accounts receivable and inventory	32	34
Gains on divestitures	(246)	(2)
Other non-cash items	16	5
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	11	93
Inventories	(104)	(38)
Prepaid expenses and other current assets	(24)	—
Accounts payable	(79)	(75)
Accrued and other liabilities	(270)	(214)
Income taxes, net	—	3
Other	(60)	(45)

Net cash provided by operating activities	246	375

Net cash (used in) provided by discontinued operating activities	(10)	4
Cash Flows From Investing Activities:
Capital expenditures	(179)	(164)
Proceeds from disposal of assets	3	16
Acquisition of businesses, net of cash acquired	(9)	(143)
Accounts purchased by Tyco Security Solutions	(133)	(150)
Divestiture of businesses, net of cash divested	710	15
Other	(3)	10

Net cash provided by (used in) investing activities	389	(416)

Net cash provided by (used in) discontinued investing activities	265	(1)

Cash Flows From Financing Activities:
Repayments of short-term debt	(16)	(242)
Proceeds from issuance of long-term debt	—	498
Repayment of long-term debt	(1)	(8)
Proceeds from exercise of share options	22	6
Dividends paid	(113)	(107)
Repurchase of common shares by treasury	(500)	—
Transfer from discontinued operations	255	3
Other	8	12

Net cash (used in) provided by financing activities	(345)	162

Net cash used in discontinued financing activities	(255)	(3)

Effect of currency translation on cash	7	(2)

Net increase in cash and cash equivalents	297	119
Decrease in cash and cash equivalents from deconsolidation of variable interest entity	(10)	—
Cash and cash equivalents at beginning of period	1,775	2,354

Cash and cash equivalents at end of period	$2,062	$2,473

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

For the Quarters Ended December 24, 2010 and December 25, 2009

(in millions)

	Number of Common Shares	Common Shares at Par Value	Treasury Shares	Contributed Surplus	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Total Tyco Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance as of September 25, 2009	474	$3,122	$(214)	$10,940	$(820)	$(87)	$12,941	$13	$12,954
Comprehensive income:
Net income					302		302	1	303
Currency translation						(102)	(102)		(102)
Unrealized gain on marketable securities, net of income taxes of $1 million						1	1		1
Retirement plans, net of income taxes of $4 million						9	9		9

Total comprehensive income							210	1	211
Shares issued from treasury for vesting of share based equity awards	1	(1)	41	(35)			5		5
Compensation expense				32			32		32

Balance as of December 25, 2009	475	$3,121	$(173)	$10,937	$(518)	$(179)	$13,188	$14	$13,202

	Number of Common Shares	Common Shares at Par Value	Treasury Shares	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Tyco Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance as of September 24, 2010	488	$2,948	$(976)	$12,121	$312	$(321)	$14,084	$17	$14,101
Comprehensive income:
Net income					659		659	—	659
Deconsolidation of variable interest entity due to adoption of an accounting standard (See Note 1)								(11)	(11)
Currency translation, net of income taxes of nil						(149)	(149)		(149)
Unrealized loss on marketable securities, net of income taxes of nil						(2)	(2)		(2)
Retirement plans, net of income taxes of $4 million						42	42		42

Total comprehensive income							550	(11)	539
Dividends declared (See Note 12)		2					2		2
Shares issued from treasury for vesting of share based equity awards	3		89	(67)			22		22
Repurchase of common shares by treasury	(13)		(500)				(500)		(500)
Compensation expense				31			31		31
Other								1	1

Balance as of December 24, 2010	478	$2,950	$(1,387)	$12,085	$971	$(430)	$14,189	$7	$14,196

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation and Summary of Significant Accounting Policies

        Basis of Presentation—The Consolidated Financial Statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim period. The unaudited Consolidated Financial Statements include the consolidated results of Tyco International Ltd., a corporation organized under the laws of Switzerland, and its subsidiaries (Tyco and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Tyco"). The financial statements have been prepared in United States dollars ("USD") and in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The results reported in these Consolidated Financial Statements should not be taken as indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 2010 (the "2010 Form 10-K").

        During the first quarter of fiscal 2011, the Company realigned its Safety Products segment between its ADT Worldwide and Fire Protection Services segments to create two new segments: Tyco Security Solutions and Tyco Fire Protection. Tyco Security Solutions consists of the former ADT Worldwide segment as well as the portion of the former Safety Products segment that manufactures security products including intrusion, security, access control and video management systems. Tyco Fire Protection consists of the former Fire Protection Services segment as well as a number of businesses from the former Safety Products segment including the fire suppression and life safety products businesses. In addition, various businesses were realigned between Tyco Security Solutions and Tyco Fire Protection. See Note 15.

        As a result of this realignment, as well as the sale of a majority interest in the Electrical and Metal Products business (See Note 2), the Company has three core businesses: Tyco Security Solutions, Tyco Fire Protection and Tyco Flow Control.

        References to 2011 and 2010 are to Tyco's fiscal quarters ending December 24, 2010 and December 25, 2009, respectively, unless otherwise indicated.

        Reclassifications—The Company has reclassified certain businesses which have satisfied the criteria to be presented as discontinued operations to income from discontinued operations in the Consolidated Statements of Operations and assets and liabilities held for sale within the Consolidated Balance Sheets. See Note 2. As a result of the segment realignment prior period segment amounts have been recast to conform to the current period presentation.

        Recently Adopted Accounting Pronouncements—In September 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance for the accounting for revenue arrangements with multiple deliverables. The guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. The guidance requires arrangements under which multiple revenue generating activities to be performed be allocated at inception. The residual method under the existing accounting guidance has been eliminated. The guidance became effective for Tyco for revenue arrangements entered into or materially modified beginning in the first

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

quarter of fiscal 2011. The adoption of the guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

        In June 2009, the FASB issued authoritative guidance which amended the existing guidance for the consolidation of variable interest entities ("VIE"), to address the elimination of the concept of a qualifying special purpose entity. The guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the significant activities of a VIE, and the obligation to absorb losses or the right to receive benefits that may be significant to the VIE. The guidance became effective for Tyco in the first quarter of fiscal 2011. The Company's population of VIE's is primarily composed of joint ventures that relate to our consolidated operations and are not material to the Company's financial position, results of operations or cash flows. The adoption of this guidance resulted in the deconsolidation of a joint venture in the Company's Tyco Fire Protection segment, but it did not have a material impact on the Company's financial position, results of operations or cash flows.

2.    Divestitures

        The Company has continued to assess the strategic fit of its various businesses and has pursued divestiture of certain businesses which do not align with its long-term strategy.

        On November 9, 2010, the Company announced that it entered into an agreement to sell a majority interest in its Electrical and Metal Products business to an affiliate of the private equity firm Clayton, Dubilier & Rice, LLC (the "Investor"). The Company formed a newly incorporated holding company, Atkore International Group Inc. ("Atkore"), to hold the Company's Electrical and Metal Products business. On December 22, 2010, the transaction closed and the Investor acquired shares of a newly-created class of cumulative convertible preferred stock of Atkore (the "Preferred Stock") to the Investor. The Preferred Stock initially represented 51% of the outstanding capital stock (on an as-converted basis) of Atkore. In connection with the closing, the Company received cash proceeds of approximately $713 million and recorded a gain of $259 million (including the $49 million gain recognized in connection with determining the fair value of the Company's retained ownership interest discussed below), subject to the settlement of the final working capital adjustment, which is recorded within restructuring, asset impairment and divestiture charges (gain), net in the Company's Consolidated Statement of Operations for the quarter ended December 24, 2010.

        In connection with the sale, the Company was required to determine the fair value of its retained ownership interest in Atkore. The fair value of the retained ownership interest was determined by implying a total equity value of Atkore using the price paid by the Investor for the Preferred Stock less the expected present value of dividends to be paid on the Preferred Stock (the "Implied Equity Value"). The discount rate utilized to determine the present value of the expected dividends was calculated by taking the average of the stated return on the Preferred Stock pursuant to the Agreement and Atkore's estimated cost of equity. The Implied Equity Value was then allocated to the Company's retained ownership interest. To arrive at the fair value of the Company's retained ownership interest the Company applied a discount factor to the Company's allocated Implied Equity Value due to the lack of marketability of the common stock of Atkore, which will operate as a privately held company. The fair value of the Company's retained ownership interest was determined to be $137 million resulting in the Company recognizing a $49 million gain upon deconsolidation. Tyco's retained

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.    Divestitures (Continued)

ownership interest in Atkore is accounted for under the equity method of accounting and is recorded in other assets in the Company's Consolidated Balance Sheet as of December 24, 2010. The Company did not recognize any equity income with respect to Atkore as the amount was not material for the quarter ended December 24, 2010.

Discontinued Operations

        On September 30, 2010, the Company sold its European water business which was part of the Company's Flow Control segment. The sale was completed for approximately $264 million in cash proceeds, net of $7 million of cash divested on sale, and a pre-tax gain of $173 million was recorded which was largely exempt from tax. The gain was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations for the quarter ended December 24, 2010.

        Net revenue, pre-tax (loss) income from discontinued operations, pre-tax income on sale and income tax benefit (expense) for discontinued operations, and income from discontinued operations, net of income taxes are as follows ($ millions):

	For the Quarters Ended
	December 24, 2010	December 25, 2009
Net revenue	$3	$91

Pre-tax (loss) income from discontinued operations	$(5)	$9
Pre-tax income on sale of discontinued operations	173	—
Income tax benefit (expense)	1	(3)

Income from discontinued operations, net of income taxes	$169	$6

        There were no material pending divestitures as of December 24, 2010. Balance sheet information for material pending divestitures as of September 24, 2010 is as follows ($ in millions):

September 24, 2010
Accounts receivables, net	$70
Inventories	71
Prepaid expenses and other current assets	13
Property, plant and equipment, net	59
Goodwill and intangible assets, net	105
Other assets	6

Total assets	$324

Accounts payable	43
Accrued and other current liabilities	36
Other liabilities	24

Total liabilities	$103

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.    Divestitures (Continued)

Divestiture Charges (gain), Net

        During the quarters ended December 24, 2010 and December 25, 2009, the Company recorded a net gain of $246 million and a net loss of $1 million, respectively, in restructuring, asset impairment and divestiture charges (gain), net in the Company's Consolidated Statements of Operations in connection with the divestiture and write-down to fair value less cost to sell of certain businesses that did not meet the criteria for discontinued operations. The net gain for the quarter ended December 24, 2010 includes a gain of $259 million, subject to the settlement of the final working capital adjustment, recognized in conjunction with the sale of a majority interest in the Company's Electrical and Metal Products business, as discussed above.

3.    Restructuring and Asset Impairment Charges, Net

        The Company continues to identify and pursue opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across the Company's businesses during fiscal 2011. The Company expects to incur restructuring and restructuring related charges of approximately $200 million in fiscal 2011.

2011 Program

        Restructuring and asset impairment charges, net, during the quarter ended December 24, 2010 are as follows ($ in millions):

	For the Quarter Ended December 24, 2010
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Selling, General and Administrative ("SG&A")	Total
Tyco Security Solutions	$1	$2	$1	$4
Tyco Flow Control	—	—	(1)	(1)
Tyco Fire Protection	25	—	—	25
Corporate and Other	5	—	—	5

Total	$31	$2	$—	$33

        The rollforward of the reserves from September 24, 2010 to December 24, 2010 is as follows ($ in millions):

Balance as of September 24, 2010	$—
Charges	33
Utilization	(3)
Currency translation	3

Balance as of December 24, 2010	$33

2009 Program

        During fiscal 2010 and 2009 the Company identified and pursued opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across the

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net (Continued)

Company's businesses (the "2009 Program"). As of September 24, 2010, the Company had substantially completed the 2009 Program.

        Restructuring and asset impairment charges, net, during the quarters ended December 24, 2010 and December 25, 2009 related to the 2009 Program are as follows ($ in millions):

	For the Quarter Ended December 24, 2010
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
Tyco Security Solutions	$(9)	$3	$(6)
Tyco Flow Control	—	1	1
Tyco Fire Protection	—	2	2

Total	$(9)	$6	$(3)

	For the Quarter Ended December 25, 2009
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in SG&A	Total
Tyco Security Solutions	$4	$1	$—	$5
Tyco Flow Control	5	1	—	6
Tyco Fire Protection	2	(3)	1	—

Total	$11	$(1)	$1	$11

        Restructuring and asset impairment charges, net, incurred cumulative to date from initiation of the 2009 Program are as follows ($ in millions):

	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Charges Reflected in SG&A	Total
Tyco Security Solutions	$121	$35	$10	$5	$171
Tyco Flow Control	31	12	4	(1)	46
Tyco Fire Protection	92	6	7	2	107
Electrical and Metal Products	12	5	14	—	31
Corporate and Other	3	7	—	1	11

Total	$259	$65	$35	$7	$366

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net (Continued)

        The rollforward of the reserves from September 24, 2010 to December 24, 2010 is as follows ($ in millions):

Balance as of September 24, 2010	$135
Charges	12
Utilization	(26)
Reversals	(15)
Divestitures	(13)
Currency translation	(4)

Balance as of December 24, 2010	$89

        Restructuring reserves for businesses that have met the held for sale criteria are included in liabilities held for sale on the Consolidated Balance Sheets and excluded from the table above. See Note 2.

2007 and pre-2006 Programs

        During fiscal 2007 and 2008, the Company launched a restructuring program across all of the Company's segments, including the corporate organization, to streamline some of the businesses and reduce the operational footprint (the "2007 Program"). As of December 26, 2008, the Company had substantially completed this program. The Company maintained a restructuring reserve related to the 2007 Program of $24 million and $26 million as of December 24, 2010 and September 24, 2010, respectively. The Company incurred $2 million of charges and utilized $3 million of the restructuring reserve balance during the quarter ended December 24, 2010. In addition, the Company continues to maintain restructuring reserves related to certain programs initiated prior to 2006. The total amount of these reserves was $14 million as of both December 24, 2010 and September 24, 2010. The aggregate remaining reserves related to the 2007 and pre-2006 programs primarily relate to facility exit costs for long-term non-cancelable lease obligations with expirations dates that range from 2011 to 2022 within the Company's Tyco Security Solutions and Tyco Fire Protection segments.

Total Restructuring Reserves

        As of December 24, 2010 and September 24, 2010, restructuring reserves related to the 2011, 2009, 2007 and pre-2006 programs, were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	For the Periods Ended
	December 24, 2010	September 24, 2010
Accrued and other current liabilities	$131	$124
Other liabilities	29	51

Total	$160	$175

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Acquisitions

Acquisition Related Costs

        Acquisition costs are expensed as incurred. The Company's Tyco Security Solutions segment incurred $5 million of integration costs in connection with its acquisition of Broadview Security. Such costs are recorded within selling, general and administrative expenses in the Company's Consolidated Statement of Operations for the quarter ended December 24, 2010.

Acquisitions

        During the quarter ended December 24, 2010, cash paid for acquisitions included in continuing operations totaled $9 million, primarily within the Company's Tyco Flow Control and Tyco Fire Protection segments.

        During the quarter ended December 25, 2009, cash paid for acquisitions included in continuing operations totaled $143 million, net of cash acquired of $1 million, which primarily related to the acquisition of two Brazilian valve companies, including Hiter Industria e Comercio de Controle Termo-Hidraulico Ltda ("Hiter"), a valve manufacturer which serves a variety of industries including the oil and gas, chemical and petrochemical markets. Net cash paid for the Brazilian valve companies totaled $104 million by the Company's Tyco Flow Control segment. In addition, the Company acquired certain assets of a business within its Electrical and Metal Products segment for $39 million.

Tyco Security Solutions Account Acquisitions

        During the quarters ended December 24, 2010 and December 25, 2009, Tyco paid $133 million and $150 million of cash, respectively, to acquire approximately 121,000 and 129,000 customer contracts for electronic security services in the Company's Tyco Security Solutions segment.

5.    Income Taxes

        The Company did not have a significant change to its unrecognized tax benefits during the quarter ended December 24, 2010.

        Many of Tyco's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
Australia	2004-2010
Canada	2000-2010
Germany	1998-2010
Italy	2004-2010
South Korea	2005-2010
Switzerland	2000-2010
United Kingdom	2000-2010
United States	1997-2010

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.    Income Taxes (Continued)

        Based on the current status of its income tax audits, the Company believes that it is reasonably possible that between $16 million and $145 million in unrecognized tax benefits may be resolved in the next twelve months.

        At each balance sheet date, management evaluates whether it is more likely than not that the Company's deferred tax assets will be realized and if sufficient future taxable income will be available by assessing current period and projected operating results and other pertinent data. As of December 24, 2010, the Company had recorded deferred tax assets of $1.4 billion, which is comprised of $2.8 billion gross deferred tax assets net of $1.4 billion valuation allowances. Depending on prevailing economic conditions future taxable income of entities with deferred tax assets may be negatively impacted, which may require additional valuation allowances to be recorded in future reporting periods related to the Company's deferred tax assets.

Tax Sharing Agreement and Other Income Tax Matters

        In connection with the spin-offs of Covidien and Tyco Electronics from Tyco (the "Separation"), Tyco entered into a Tax Sharing Agreement that generally governs Covidien's, Tyco Electronics' and Tyco's respective rights, responsibilities, and obligations after the Separation with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the distribution of all of the shares of Covidien or Tyco Electronics to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Code or certain internal transactions undertaken in anticipation of the spin-offs to qualify for tax-favored treatment under the Code.

        Under the Tax Sharing Agreement, the Company shares responsibility for certain of Tyco's, Covidien's and Tyco Electronics' income tax liabilities, which result in cash payments, based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and Tyco Electronics share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and Tyco Electronics' U.S. and certain non-U.S. income tax returns. The costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties. In connection with the execution of the Tax Sharing Agreement, Tyco established a net receivable from Covidien and Tyco Electronics representing the amount the Company expected to receive for pre-Separation uncertain tax positions. Such amounts include any amounts owed to the Internal Revenue Service ("IRS"). As of December 24, 2010 and September 24, 2010, respectively, the aggregate amount of the net receivable was $115 million and $114 million, respectively, of which $89 million for both periods was included in other assets and $26 million and $25 million, respectively, was included in prepaid expenses and other current assets on the Consolidated Balance Sheet. The Company also established liabilities representing the fair market value of its share of Covidien's and Tyco Electronics' estimated obligations, primarily to the IRS, for their pre-Separation taxes covered by the Tax Sharing Agreement. As of December 24, 2010 and September 24, 2010, the Company had recorded $374 million and $398 million, respectively, in other liabilities, and $180 million and $156 million, respectively, in accrued and other current liabilities. During the first quarter of 2011, the Company reclassified $24 million, from other liabilities to accrued and other current liabilities as it expects to make a payment within the next twelve months to Covidien and Tyco Electronics related to resolution of certain IRS audit matters.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.    Income Taxes (Continued)

        Tyco assesses the shared tax liabilities and related guaranteed liabilities at each reporting period. The receivable and liability were initially recognized with an offset to shareholders' equity in 2007. During the quarters ended December 24, 2010 and December 25, 2009, the Company recorded income of $1 million and $9 million, respectively, in accordance with the Tax Sharing Agreement. Tyco will provide payment to Covidien and Tyco Electronics under the Tax Sharing Agreement as the shared income tax liabilities are settled. Settlement is expected to occur as the audit process by applicable taxing authorities is completed for the impacted years and cash payments are made. Given the nature of the shared liabilities, the maximum amount of potential future payments is not determinable. Such cash payments, when they occur, will reduce the guarantor liability as such payments represent an equivalent reduction of risk. The Company also assesses the sufficiency of the Tax Sharing Agreement guarantee liability on a quarterly basis and will increase the liability when it is probable that cash payments expected to be made under the Tax Sharing Agreement exceed the recorded balance.

        Tyco and its subsidiaries' income tax returns are examined periodically by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments, in particular with respect to years preceding the Separation. The issues and proposed adjustments related to such years are generally subject to the sharing provisions of the Tax Sharing Agreement. Tyco is reviewing and contesting certain of the proposed tax adjustments. With respect to adjustments raised by the IRS, although the Company expects to resolve a substantial number of these adjustments with the IRS, a few significant items are expected to remain open with respect the audit of the 1997 through 2004 years. As of the date hereof, it is unlikely that the Company will be able to resolve these open items, which primarily involve the treatment of certain intercompany transactions during the period, through the IRS appeals process. As a result, the Company may be required to litigate these matters. The Company has assessed its obligations under the Tax Sharing Agreement, including with respect to the proposed civil fraud penalties discussed below, to determine that its recorded liability of $554 million is sufficient to cover the indemnifications made by the Company under such agreement. See Note 18. However, the ultimate resolution of these matters is uncertain and could result in a material adverse impact to the Company's financial position, results of operations, cash flows or the effective tax rate in future reporting periods.

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

        If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party's fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, the Company could be liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, the Company may be obligated to pay amounts in excess of its agreed-upon share of Tyco's, Covidien's and Tyco Electronics' tax liabilities. See Note 18 for further discussion of guarantees and indemnifications extended between Tyco, Covidien and Tyco Electronics.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.    Earnings Per Share

        The reconciliations between basic and diluted earnings per share attributable to Tyco common shareholders are as follows (in millions, except per share data):

	For the Quarter Ended December 24, 2010			For the Quarter Ended December 25, 2009
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$490	488	$1.00	$296	476	$0.62
Share options and restricted share awards	—	4		—	3

Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations attributable to Tyco common shareholders, giving effect to dilutive adjustments	$490	492	$1.00	$296	479	$0.62

        The computation of diluted earnings per share for the quarter December 24, 2010 excludes the effect of the potential exercise of share options to purchase approximately 13 million shares and excludes restricted stock units of approximately 1 million shares because the effect would be anti-dilutive.

        The computation of diluted earnings per share for the quarter December 25, 2009 excludes the effect of the potential exercise of share options to purchase approximately 17 million shares and excludes restricted stock units of approximately 2 million because the effect would be anti-dilutive.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Goodwill and Intangible Assets (Continued)

        During the first quarter of fiscal 2011 the Company realigned its Safety Products segment between its ADT Worldwide and Fire Protection segments to create two new segments: Tyco Security Solutions and Tyco Fire Protection. Also, various businesses were realigned between Tyco Security Solutions and Tyco Fire Protection. As a result of the realignment of business activities, the balances as of September 25, 2009 have been recast. As part of the realignment the Company tested the related goodwill balances for recoverability and determined goodwill continues to be recoverable.

        The changes in the carrying amount of goodwill by segment are as follows ($ in millions):

	As of September 25, 2009	Acquisitions/ Purchase Accounting Adjustments	Divestitures	Currency Translation	As of September 24, 2010
Tyco Security Solutions
Gross Goodwill	$5,924	$929	$(3)	$(48)	$6,802
Impairments	(1,332)	—	—	—	(1,332)

Carrying Amount of Goodwill	4,592	929	(3)	(48)	5,470

Tyco Flow Control
Gross Goodwill	1,993	76	(106)	(57)	1,906
Impairments	—	—	—	—	—

Carrying Amount of Goodwill	1,993	76	(106)	(57)	1,906

Tyco Fire Protection
Gross Goodwill	2,635	—	(10)	5	2,630
Impairments	(429)	—	—	—	(429)

Carrying Amount of Goodwill	2,206	—	(10)	5	2,201

Electrical and Metal Products
Gross Goodwill	935	—	—	—	935
Impairments	(935)	—	—	—	(935)

Carrying Amount of Goodwill	—	—	—	—	—

TOTAL
Gross Goodwill	11,487	1,005	(119)	(100)	12,273
Impairments	(2,696)	—	—	—	(2,696)

Carrying Amount of Goodwill	$8,791	$1,005	$(119)	$(100)	$9,577

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Goodwill and Intangible Assets (Continued)

	As of September 24, 2010	Acquisitions/ Purchase Accounting Adjustments	Divestitures	Currency Translation	As of December 24, 2010
Tyco Security Solutions
Gross Goodwill	$6,802	$(1)	$—	$(3)	$6,798
Impairments	(1,332)	—	—	—	(1,332)

Carrying Amount of Goodwill	5,470	(1)	—	(3)	5,466

Tyco Flow Control
Gross Goodwill	1,906	4	—	10	1,920
Impairments	—	—	—	—	—

Carrying Amount of Goodwill	1,906	4	—	10	1,920

Tyco Fire Protection
Gross Goodwill	2,630	—	—	6	2,636
Impairments	(429)	—	—	—	(429)

Carrying Amount of Goodwill	2,201	—	—	6	2,207

Electrical and Metal Products
Gross Goodwill	935	—	(935)	—	—
Impairments	(935)	—	935	—	—

Carrying Amount of Goodwill	—	—	—	—	—

TOTAL
Gross Goodwill	12,273	3	(935)	13	11,354
Impairments	(2,696)	—	935	—	(1,761)

Carrying Amount of Goodwill	$9,577	$3	$—	$13	$9,593

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Goodwill and Intangible Assets (Continued)

        The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets as of December 24, 2010 and September 24, 2010 ($ in millions):

	December 24, 2010			September 24, 2010
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Contracts and related customer relationships	$7,807	$4,757	15 years	$7,664	$4,606	14 years
Intellectual property	549	479	20 years	546	477	20 years
Other	28	17	9 years	29	15	8 years

Total	$8,384	$5,253	16 years	$8,239	$5,098	14 years

Non-Amortizable:
Intellectual property	$213			$213
Other	87			92

Total	$300			$305

        Intangible asset amortization expense for the quarters ended December 24, 2010 and December 25, 2009 was $152 million and $129 million, respectively.

        The estimated aggregate amortization expense on intangible assets is expected to be approximately $400 million for the remainder of 2011, $500 million for 2012, $425 million for 2013, $375 million for 2014, $300 million for 2015 and $250 million for 2016.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Debt

        Debt as of December 24, 2010 and September 24, 2010 is as follows ($ in millions):

	December 24, 2010	September 24, 2010
6.75% public notes due 2011(1)(2)	$516	$516
6.0% public notes due 2013	655	655
4.125% public notes due 2014	499	499
3.375% public notes due 2015	498	498
8.5% public notes due 2019	750	750
7.0% public notes due 2019	432	432
6.875% public notes due 2021	715	715
Other(1)(2)	88	123

Total debt	4,153	4,188
Less current portion	519	536

Long-term debt	$3,634	$3,652

(1)
6.75% public notes due 2011, plus $3 million of the amount shown as other, comprise the current portion of the Company's total debt as of December 24, 2010.

(2)
6.75% public notes due 2011, plus $20 million of the amount shown as other, comprise the current portion of the Company's total debt as of September 24, 2010.

  Fair value

        The carrying amount of Tyco's debt subject to the fair value disclosure requirements as of December 24, 2010 and September 24, 2010 was $4,065 million for both periods. The Company has determined the fair value of such debt to be $4,581 million and $4,730 million as of December 24, 2010 and September 24, 2010, respectively. The Company utilizes various valuation methodologies to determine the fair value of its debt, which is primarily dependent on the type of market in which the Company's debt is traded. When available, the Company uses quoted market prices to determine the fair value of its debt that is traded in active markets. As of December 24, 2010, all of the Company's debt was actively traded.

  Commercial paper

        As of December 24, 2010 and September 24, 2010, Tyco International Finance, S.A. ("TIFSA"), the Company's finance subsidiary, had no commercial paper outstanding.

  Credit facilities

        The Company's committed revolving credit facilities totaled $1,690 million as of December 24, 2010 which is comprised of a $500 million and a $1,190 million revolving senior credit facilities due 2011 and 2012, respectively. These revolving credit facilities may be used for working capital, capital expenditures and general corporate purposes. As of December 24, 2010 and September 24, 2010 there were no amounts drawn under these facilities. Interest under the revolving credit facilities is variable and is calculated by reference to LIBOR or an alternate base rate.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Debt (Continued)

  Debt Issuance

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

9.    Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value as of December 24, 2010 and September 24, 2010. The fair value of derivative financial instruments was not material to any of the periods presented. See below for the fair value of investments and Note 8 for debt.

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

        For derivative instruments that are designated and qualify as fair value hedges, the Company documented the relationships between the hedging instruments and hedged items and linked derivatives designated as fair value hedges to specific debt issuances. For transactions designated as hedges, the Company also assessed and documented at the hedge's inception whether the derivatives used in hedging transactions were effective in offsetting changes in fair values associated with the hedged items. The fair value hedges did not result in any hedge ineffectiveness for the quarter ended December 24, 2010. The Company does not use derivative financial instruments for trading or speculative purposes.

        All derivative financial instruments are reported on the Consolidated Balance Sheet at fair value with changes in the fair value of the derivative financial instruments recognized currently in the Company's Statement of Operations, with the exception of net investment hedges for which changes in fair value are reported in the cumulative translation component of accumulated other comprehensive loss to the extent the hedges are effective. The ineffective portion of the hedge, if any, is recognized in the Consolidated Statement of Operations. The derivative financial instruments and impact of such changes in the fair value of the derivative financial instruments was not material to the Consolidated

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Financial Instruments (Continued)

Balance Sheets as of December 24, 2010 and September 24, 2010 or Consolidated Statements of Operations and Statement of Cash Flows for the quarters ended December 24, 2010 and December 25, 2009.

Foreign Currency Exposures

        The Company manages foreign currency exchange rate risk through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of those derivatives instruments is to minimize the income statement impact and potential variability in cash flows associated with intercompany loans and accounts receivable, accounts payable and forecasted transactions that are denominated in certain foreign currencies. As of December 24, 2010 and September 24, 2010, the total gross notional amount of the Company's foreign exchange contracts was $932 million and $860 million, respectively. Effective March 17, 2009, Tyco changed its jurisdiction of incorporation from Bermuda to Switzerland. Until the final payment is made out of registered capital in February 2011, Tyco intends to make dividend payments in the form of a reduction of capital, denominated in Swiss francs (See Note 12). However, the Company expects to actually pay dividends in U.S. dollars, based on exchange rates in effect shortly before the payment date. Fluctuations in the value of the U.S. dollar compared to the Swiss franc between the date the dividend is declared and paid will increase or decrease the U.S. dollar amount required to be paid. The Company manages the potential variability in cash flows associated with the dividend payments by entering into derivative financial instruments used as economic hedges of the underlying risk. Beginning in May 2011, the Company expects to make dividend payments out of contributed surplus, in U.S. dollars which should eliminate the need to use currency hedges for dividend payments.

        During the third quarter of 2010, the Company hedged its net investment in certain foreign operations through the use of foreign exchange forward contracts. The objective is to minimize the exposure to changes in the value of the foreign currency denominated net investment. The aggregate notional amount of these hedges was $208 million and $255 million as of December 24, 2010 and September 24, 2010 respectively. Changes in the fair value of forward contracts qualifying as net investment hedges are reported in cumulative translation component of accumulated other comprehensive loss to the extent the hedges are effective. The ineffective portion of the hedge, if any, is recognized in the Company's Consolidated Statement of Operations. These contracts did not have a material impact to the Company's Consolidated Balance Sheet as of December 24, 2010. There was no hedge ineffectiveness for the quarter ended December 24, 2010.

Interest Rate Exposures

        The Company manages interest rate risk through the use of interest rate swap transactions with financial institutions acting as principal counterparties, which are designated as fair value hedges for accounting purposes. During the third quarter of 2009, first quarter of 2010 and third quarter of 2010, the Company entered into interest rate swap transactions with the objective of managing the exposure to interest rate risk by converting the interest rates on $1.4 billion, $500 million and $501 million respectively, of fixed-rate debt to variable rates. In these contracts, the Company agrees with financial institutions acting as principal counterparties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. As of

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Financial Instruments (Continued)

December 24, 2010 and September 24, 2010, the total gross notional amount of the Company's interest rate swap contracts was $1.5 billion and $1.5 billion, respectively.

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

        The Company's exposure to credit risk associated with its derivative instruments is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. As of December 24, 2010, the Company was exposed to industry concentration with financial institutions as well as risk of loss if an individual counterparty or issuer failed to perform its obligations under contractual terms. The maximum amount of loss that the Company would incur as of December 24, 2010 without giving consideration to the effects of legally enforceable master netting agreements, was approximately $46 million.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following tables present the Company's assets and liabilities measured at fair value on a recurring basis as of December 24, 2010 and September 24, 2010 by level within the fair value

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Financial Instruments (Continued)

hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the valuation.

	As of December 24, 2010
($ in millions)	Level 1	Level 2	Total
Assets
Available-for-Sale Securities:
Corporate debt securities	$—	$47	$47
U.S. Government debt securities	90	116	206
Other debt securities	—	6	6

Total	$90	$169	$259

	As of September 24, 2010
($ in millions)	Level 1	Level 2	Total
Assets
Available-for-Sale Securities:
Corporate debt securities	$—	$60	$60
U.S. Government debt securities	95	122	217
Other debt securities	—	6	6

Total	$95	$188	$283

        During the quarter ended December 24, 2010, the Company did not have any significant transfers within the fair value hierarchy.

Other

        The Company had $3.0 billion of intercompany loans designated as permanent in nature as of December 24, 2010 and September 24, 2010, respectively. For the quarters ended December 24, 2010 and December 25, 2009, the Company recorded $5 million and $37 million, respectively, of cumulative translation loss through accumulated other comprehensive loss related to these loans.

10.    Commitments and Contingencies

        In connection with the Separation, the Company entered into a liability sharing agreement regarding certain legal actions that were pending against Tyco prior to the Separation. Under the Separation and Distribution Agreement, the Company, Covidien and Tyco Electronics are jointly and severally liable for the full amount of any judgments resulting from the actions subject to the agreement, which generally relate to legacy matters that were not specific to the business operations of any of the companies. Substantially all of these legacy matters have been resolved. Additionally, at the time of the Separation, the Company, Covidien and Tyco Electronics agreed to allocate responsibility for certain legacy tax claims pursuant to the same formula under the Tax Sharing Agreement. A number of the legacy tax claims remain outstanding. See Note 5.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

Legacy Securities Matters

        During the fiscal quarter ended December 24, 2010, certain contingencies related to the previously disclosed settlement of the Stumpf v. Tyco International Ltd. class action lawsuit elapsed. This matter, which was subject to the liability sharing provisions of the Separation and Distribution Agreement with Covidien and Tyco Electronics, had previously received final court approval for its settlement. As a result of the lapsing of time periods for certain class members to state a claim against the Company, the Company adjusted its remaining reserve for this and other legacy securities matters and recognized a net gain of $7 million during the quarter ended December 24, 2010. Since June 2007, the Company has resolved substantially all other non-tax legacy claims related to securities fraud and similar matters, with the exception of the claims related to former management and Mr. Frank Walsh Jr., a former director, described below.

        Tyco is a party to several lawsuits involving disputes with former management, among which are affirmative cases brought by Tyco against Mr. Dennis L. Kozlowski, Tyco's former chief executive officer, Mr. Mark Swartz, its former chief financial officer, and Mr. Frank Walsh Jr.. In connection with these affirmative actions, Messrs. Kozlowski and Swartz are seeking an aggregate of approximately $128 million allegedly due in connection with their compensation and retention arrangements and under ERISA.

        With respect to Mr. Kozlowski, on December 1, 2010, the U.S. District Court for the Southern District of New York ruled in favor of several of the Company's affirmative claims against him before trial, while dismissing all of Kozlowski's counterclaims for pay and benefits after 1995. The Company expects Mr. Kozlowski to appeal this decision after final judgment is entered. As a result, the Company has and will continue to maintain the reserve recorded in its Consolidated Balance Sheet for the amounts allegedly due under their compensation and retention arrangements and under ERISA until the appeals process is complete. Although their ultimate resolution could differ materially from these estimates, the Company does not believe such resolution would have a material adverse effect on its financial position, results of operations or cash flows.

        Tyco has also brought an action against Mr. Walsh in connection with the damages suffered by Tyco arising from Walsh's breach of his fiduciary duties to Tyco. In October 2010, the U.S. District Court for the Southern District of New York denied Tyco's affirmative claims for recovery of damages against Mr. Walsh. Tyco is pursuing an appeal. This affirmative matter, and the affirmative matters against Messrs. Kozlowski and Walsh, are not subject to the liability sharing provisions of the Separation and Distribution Agreement. Separately, Mr. Walsh is pursuing a New York state court claim against the Company asserting his entitlement to indemnification. This action is subject to the liability sharing provisions of the Separation and Distribution Agreement.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 24, 2010, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $23 million to $80 million. As of December 24, 2010, Tyco concluded that the best estimate within this range is approximately $30 million, of which $8 million is included in accrued and other current liabilities and $22 million is

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

included in other liabilities in the Company's Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payments of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos Matters

        The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. As of December 24, 2010, there were approximately 4,400 lawsuits pending against the Company, its subsidiaries or entities for which the Company has assumed responsibility. Each lawsuit typically includes several claims, and the Company has determined that there were approximately 5,100 claims outstanding as of December 24, 2010, which amount reflects the Company's current estimate of the number of viable claims made against it, its affiliates or entities for which it has assumed responsibility in connection with acquisitions or divestitures. This amount includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants or are duplicative of other actions.

        Annually, the Company performs an analysis with the assistance of outside counsel and other experts to update its estimated asbestos-related assets and liabilities. Due to a high degree of uncertainty regarding the pattern and length of time over which claims will be made and then settled or litigated, the Company uses multiple estimation methodologies based on varying scenarios of potential outcomes to estimate the range of loss. The Company's estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is predominantly based on claim experience over the past five years, and a projection which covers claims expected to be filed, including related defense costs, over the next seven years on an undiscounted basis. The Company has concluded that estimating the liability beyond the seven year period will not provide a reasonable estimate, as these uncertainties increase significantly as the projection period lengthens. The Company's estimate of asbestos-related insurance recoveries represents estimated amounts due to the Company for previously paid and settled claims and the probable reimbursements relating to its estimated liability for pending and future claims. In determining the amount of insurance recoverable, the Company considers a number of factors, including available insurance, allocation methodologies, solvency and creditworthiness of the insurers. On a quarterly basis, the company re-evaluates the assumptions used to perform the annual analysis and records an expense as necessary to reflect changes in its estimated liability and related insurance asset.

        As of December 24, 2010, the Company's estimated net liability of $101 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

related defense costs of $314 million, and separately as an asset for insurance recoveries of $213 million. Similarly, as of September 24, 2010, the Company's estimated net liability of $106 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $309 million, and separately as an asset for insurance recoveries of $203 million.

        The amounts recorded by the Company for asbestos-related liabilities and insurance-related assets are based on currently available information as well as estimates and assumptions. Key variables and assumptions include the number and type of new claims that are filed each year, the average cost of resolution of claims, the resolution of coverage issues with insurance carriers, amount of insurance and the solvency risk with respect to the Company's insurance carriers. Furthermore, predictions with respect to these variables are subject to greater uncertainty in the later portion of the projection period. Other factors that may affect the Company's liability and cash payments for asbestos-related matters include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms of state or federal tort legislation and the applicability of insurance policies among subsidiaries. The Company believes that its asbestos-related reserves as of December 24, 2010 are appropriate. However, actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company's calculations vary significantly from actual results.

Compliance Matters

        As previously reported in the Company's periodic filings, the Company has received and responded to various allegations and other information that certain improper payments were made by the Company's subsidiaries and agents in recent years. For example, two subsidiaries in the Company's Flow Control business in Italy have been charged, along with numerous other parties, in connection with the Milan public prosecutor's investigation into allegedly improper payments made to certain Italian entities. The Company reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to these and other allegations and its internal investigations. In 2005, the Company informed the DOJ and the SEC that it retained outside counsel to perform a Company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), and that it would continue to investigate and make periodic progress reports to these agencies. The Company has and will continue to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by the Company in the course of its ongoing compliance activities. The baseline review, which has been completed, has revealed that some business practices may not comply with Tyco and FCPA requirements, and in February 2010, the Company initiated discussions with the DOJ and SEC aimed at resolving these matters. Active discussions remain ongoing, and the Company cannot predict the timing of their resolution or their outcome and cannot estimate the range of potential loss or the form of penalty that may result from an adverse resolution. It is possible that the Company may be required to pay material fines, consent to injunctions on future conduct, consent to the imposition of a compliance monitor, or suffer other criminal or civil penalties or adverse impacts, including being subject to lawsuits brought by private litigants, each of which may have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

        As previously disclosed, in early 2007 certain former subsidiaries in the Company's Flow Control business were charged, prior to their divestiure, by the German Federal Cartel Office ("FCO") with engaging in anti-competitive practices, in particular with regard to its hydrant, valve, street box and fittings business. The Company investigated this matter and determined that the conduct may have violated German competition law. The Company is cooperating with the FCO in its ongoing investigation of this violation. The Company cannot estimate the range of potential loss that may result from this violation. It is possible that the Company may be subject to civil or criminal proceedings and may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its financial position, results of operations or cash flows.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million. The quarterly withdrawal liability payments are $1.1 million, $15.4 million of which has been cumulatively paid through December 24, 2010. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

Broadview Security Contingency

        On May 14, 2010, the Company acquired Broadview Security, which is a business that was formerly owned by The Brink's Company. Under the Coal Industry Retiree Health Benefit Act of 1992, as amended (the "Coal Act"), The Brink's Company and its majority-owned subsidiaries at July 20, 1992

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

(including certain legal entities acquired in the Broadview Security acquisition) are jointly and severally liable with certain of The Brink's Company's other current and former subsidiaries for health care coverage obligations provided for by the Coal Act. A Voluntary Employees' Beneficiary Associate ("VEBA") trust has been established by The Brink's Company to pay for these liabilities, although the trust may have insufficient funds to satisfy all future obligations. At the time of its spin-off from The Brink's Company, Broadview Security entered into an agreement in which The Brink's Company agreed to indemnify it for any and all liabilities and expenses related to The Brink's Company's former coal operations, including any health care coverage obligations. The Brink's Company has agreed that this indemnification survives the Company's acquisition of Broadview Security. The Company has evaluated its potential liability under the Coal Act as a contingency in light of all known facts, including the funding of the VEBA, and indemnification provided by The Brinks Company. The Company has concluded that no accrual is necessary due to the existence of the indemnification and its belief that The Brink's Company and VEBA will be able to satisfy all future obligations under the Coal Act.

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

        Income Tax Matter—See Note 5 for a more detailed discussion of the status of the Company's outstanding income tax audits.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    Retirement Plans

        Defined Benefit Pension Plans—The Company sponsors a number of pension plans. The following disclosures exclude the impact of plans which are immaterial individually and in the aggregate. The net periodic benefit cost for the Company's material U.S. and non-U.S. defined benefit pension plans is as follows ($ in millions):

	U.S. Plans For the Quarters Ended		Non-U.S. Plans For the Quarters Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
Service cost	$3	$2	$5	$7
Interest cost	11	12	17	19
Expected return on plan assets	(13)	(12)	(18)	(17)
Amortization of prior service cost	—	—	—	(1)
Amortization of net actuarial loss	3	7	3	7

Net periodic benefit cost	$4	$9	$7	$15

        The estimated net actuarial loss and prior service cost for U.S. pension benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the current fiscal year are expected to be $10 million and nil, respectively.

        The estimated net actuarial loss and prior service cost for non-U.S. pension benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the current fiscal year are expected to be $12 million and nil, respectively.

        The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates and to make discretionary voluntary contributions from time-to-time. The Company anticipates that it will contribute at least the minimum required to its pension plans in fiscal year 2011 of $12 million for U.S. plans and $52 million for non-U.S. plans. The Company also anticipates making voluntary contributions of approximately $20 million to its U.S. plans during 2011. During the quarter ended December 24, 2010 the Company contributed $2 million to its U.S. pension plans and $14 million to its non-U.S. pension plans, respectively.

        Postretirement Benefit Plans—Net periodic postretirement benefit cost was insignificant for both periods.

12.    Shareholders' Equity

Dividends

        Pursuant to Swiss law, dividend payments made prior to January 1, 2011 are subject to Swiss withholding taxes unless made in the form of a return of capital from the Company's registered share capital. As a result, the Company will pay dividends in the form of a reduction of registered share capital until at least February 2011. Beginning in May 2011, the Company expects to make dividend payments from contributed surplus, in U.S. dollars which are also expected to be made free of Swiss withholding taxes.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Shareholders' Equity (Continued)

Share Repurchase Program

        The Company's Board of Directors approved the $1.0 billion 2010 share repurchase program and the $1.0 billion 2008 share repurchase program, in September 2010 and July 2008, respectively. During the quarter ended December 24, 2010, the Company repurchased approximately 13 million shares for approximately $500 million under the 2008 and 2010 share repurchase programs, which reduced the amount of common shares outstanding and decreased the dividends declared on the Consolidated Statement of Shareholder's Equity as of December 24, 2010.

13.    Share Plans

        During the quarter ended December 24, 2010, the Company issued its annual share-based compensation grants. The total number of awards issued was approximately 6 million, of which 4 million were share options, 1 million were restricted unit awards and 1 million were performance share unit awards. The options and restricted stock units vest in equal annual installments over a period of 4 years, and the performance share unit awards vest after a period of 3 years based on the level of attainment of the applicable performance metrics, which are determined by the Compensation and Human Resources Committee of the Board. The weighted-average grant-date fair value of the share options, restricted unit awards and performance share unit awards was $9.13, $37.29 and $41.17, respectively. The weighted-average assumptions used in the Black-Scholes option pricing model included an expected stock price volatility of 33%, a risk free interest rate of 1.26%, an expected annual dividend per share of $0.84 and an expected option life of 5.2 years.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14.    Accumulated Other Comprehensive (Loss) Income

        The components of accumulated other comprehensive (loss) income are as follows ($ in millions):

	Currency Translation(1)(2)	Unrealized Gain (Loss) on Marketable Securities	Retirement Plans	Accumulated Other Comprehensive Loss
Balance as of September 25, 2009	$415	$4	$(506)	$(87)
Pre-tax current period change	(102)	2	13	(87)
Income tax expense	—	(1)	(4)	(5)

Balance as of December 25, 2009	$313	$5	($497)	($179)

	Currency Translation(1)(2)	Unrealized Gain (Loss) on Marketable Securities	Retirement Plans	Accumulated Other Comprehensive (Loss) Income
Balance as of September 24, 2010	$214	$4	$(539)	$(321)
Pre-tax current period change	(116)	(2)	13	(105)
Divestiture of the Electrical and Metal Products business	(33)	—	33	—
Income tax expense	—	—	(4)	(4)

Balance as of December 24, 2010	$65	$2	$(497)	$(430)

(1)
During the quarters ended December 24, 2010 and December 25, 2009, $159 million and $3 million, respectively, of cumulative traslation gains, were transferred from currency translation adjustments as a result of the sale of foreign entities. Of these amounts, $126 million, and nil, respectively, were included in income from discontinued operations.

(2)
Tax effect of net investment hedge within Currency Translation.

15.    Consolidated Segment Data

        The Company, from time to time, may realign businesses and management responsibility within its operating segments based on considerations such as opportunity for market or operating synergies and/or to more fully leverage existing capabilities and enhance development for future products and services.

        During the first quarter of fiscal 2011, the Company realigned its Safety Products segment between its ADT Worldwide and Fire Protection segments to create two new segments: Tyco Security Solutions and Tyco Fire Protection. Tyco Security Solutions consists of the former ADT Worldwide segment as well as the portion of the former Safety Products segment that manufactures security products including intrusion, security, access control and video management systems. Tyco Fire Protection consists of the former Fire Protection Services segment as well as a number of businesses from the former Safety Products segment including the fire suppression and life safety products businesses. In addition, various businesses were realigned between Tyco Security Solutions and Tyco Fire Protection.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    Consolidated Segment Data (Continued)

        As a result of this realignment, as well as the sale of a majority interest in the Electrical and Metal Products business (See Note 2), the Company has three core businesses: Tyco Security Solutions, Tyco Fire Protection and Tyco Flow Control.

        As a result of the realignment of these business activities and the reclassification of businesses that have been classified as discontinued operations, the revenue and operating income for the quarter ending December 25, 2009 have been recast. Selected information by segment is presented in the following tables ($ in millions):

	For the Quarters Ended
	December 24, 2010	December 25, 2009
Net revenue(1):
Tyco Security Solutions	$2,107	$1,914
Tyco Flow Control	826	832
Tyco Fire Protection	1,099	1,112
Electrical and Metal Products	347	297

Net revenue	$4,379	$4,155

(1)
Revenue by operating segment excludes intercompany transactions.

	For the Quarters Ended
	December 24, 2010	December 25, 2009
Operating income (loss):
Tyco Security Solutions	$347	$268
Tyco Flow Control	100	102
Tyco Fire Protection	88	109
Electrical and Metal Products	7	23
Corporate and Other(1)	164	(97)

Operating income	$706	$405

(1)
Operating income for the quarter ended December 24, 2010 included a gain of $259 million related to the sale of a majority interest of the Company's Electrical and Metal Products business. See Note 2.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16.    Inventory

        Inventories consisted of the following ($ in millions):

	December 24, 2010	September 24, 2010
Purchased materials and manufactured parts	$424	$504
Work in process	175	192
Finished goods	654	747

Inventories	$1,253	$1,443

        Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

17.    Property, Plant and Equipment

        Property, plant and equipment consisted of the following ($ in millions):

	December 24, 2010	September 24, 2010
Land	$136	$154
Buildings	660	816
Subscriber systems	6,173	6,085
Machinery and equipment	2,139	2,457
Property under capital leases(1)	62	62
Construction in progress	142	154
Accumulated depreciation(2)	(5,396)	(5,572)

Property, Plant and Equipment, net	$3,916	$4,156

(1)
Property under capital leases consists primarily of buildings.

(2)
Accumulated amortization of capital lease assets was $36 million and $34 million as of December 24, 2010 and September 24, 2010, respectively.

18.    Guarantees

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

        There are certain guarantees or indemnifications extended among Tyco, Covidien and Tyco Electronics in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. At the time of the Separation, Tyco recorded a liability necessary to recognize the fair value of such guarantees and indemnifications. In the absence of observable transactions for identical or similar guarantees, the Company determined the fair value of these guarantees and

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Guarantees (Continued)

indemnifications utilizing expected present value measurement techniques. Significant assumptions utilized to determine fair value included determining a range of potential outcomes, assigning a probability weighting to each potential outcome and estimating the anticipated timing of resolution. The probability weighted outcomes were discounted using the Company's incremental borrowing rate. The liability necessary to reflect the fair value of guarantees and indemnifications under the Tax Sharing agreement was $554 million (of which $180 million and $156 million are included in accrued and other current liabilities and the remaining amounts in other liabilities as of December 24, 2010 and September 24, 2010, respectively), on the Company's Consolidated Balance Sheets as of both December 24, 2010 and September 24, 2010. During the first quarter of 2011 the Company reclassified $24 million from other liabilities to accrued and other current liabilities as it expects to make a payment within the next twelve months to Covidien and Tyco Electronics related to the resolution of certain IRS audit matters. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. See Note 5.

        In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien and Tyco Electronics operating entities. In connection with the Separation, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien or Tyco Electronics. To the extent these guarantees were not assigned prior to the Separation date, Tyco assumed primary liability on any remaining such support. The Company's obligations were $4 million, which were included in other liabilities on the Company's Consolidated Balance Sheets as of December 24, 2010 and September 24, 2010, respectively, with an offset to shareholders' equity on the Separation date.

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

        The Company records estimated product warranty costs at the time of sale. The changes in the carrying amount of the Company's warranty accrual from September 24, 2010 to December 24, 2010 were as follows ($ in millions):

Balance as of September 24, 2010	$57
Warranties issued	6
Changes in estimates	(2)
Settlements	(7)

Balance as of December 24, 2010	$54

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Guarantees (Continued)

        Warranty accruals for businesses that have met the held for sale criteria are included in liabilities held for sale on the Consolidated Balance Sheets and excluded from the table above. See Note 2.

19.    Tyco International Finance S.A.

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended December 24, 2010

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$4,379	$—	$4,379
Cost of product sales and services	—	—	2,750	—	2,750
Selling, general and administrative expenses	(4)	5	1,136	—	1,137
Restructuring, asset impairments and divestiture charges (gain), net	—	—	(214)	—	(214)

Operating income (loss)	4	(5)	707	—	706
Interest income	—	—	9	—	9
Interest expense	—	(61)	(1)	—	(62)
Other income, net	—	—	—	—	—
Equity in net income of subsidiaries	838	451	—	(1,289)	—
Intercompany interest and fees	(352)	90	262	—	—

Income from continuing operations before income taxes	490	475	977	(1,289)	653
Income tax expense	—	(7)	(156)	—	(163)

Income from continuing operations	490	468	821	(1,289)	490
Income from discontinued operations, net of income taxes	169	169	169	(338)	169

Net income	659	637	990	(1,627)	659
Less: noncontrolling interest in subsidiaries net income	—	—	—	—	—

Net income attributable to Tyco common shareholders	$659	$637	$990	$(1,627)	$659

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended December 25, 2009

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$4,155	$—	$4,155
Cost of product sales and services	—	—	2,616	—	2,616
Selling, general and administrative expenses	4	1	1,118	—	1,123
Restructuring, asset impairments and divestiture charges, net	—	—	11	—	11

Operating (loss) income	(4)	(1)	410	—	405
Interest income	—	—	9	—	9
Interest expense	—	(73)	(2)	—	(75)
Other income, net	9	—	—	—	9
Equity in net income of subsidiaries	625	303	—	(928)	—
Intercompany interest and fees	(334)	15	319	—	—

Income from continuing operations before income taxes	296	244	736	(928)	348
Income tax benefit (expense)	—	18	(69)	—	(51)

Income from continuing operations	296	262	667	(928)	297
Income from discontinued operations, net of income taxes	6	6	6	(12)	6

Net income	302	268	673	(940)	303
Less: noncontrolling interest in subsidiaries net income	—	—	1	—	1

Net income attributable to Tyco common shareholders	$302	$268	$672	$(940)	$302

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 24, 2010
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$27	$6	$2,029	$—	$2,062
Accounts receivable, net	—	—	2,220	—	2,220
Inventories	—	—	1,253	—	1,253
Intercompany receivables	1,085	151	17,140	(18,376)	—
Prepaid expenses and other current assets	40	—	881	—	921
Deferred income taxes	—	—	364	—	364
Assets held for sale	—	—	—	—	—

Total current assets	1,152	157	23,887	(18,376)	6,820
Property, plant and equipment, net	—	—	3,916	—	3,916
Goodwill	—	—	9,593	—	9,593
Intangible assets, net	—	—	3,431	—	3,431
Investment in subsidiaries	46,506	17,284	—	(63,790)	—
Intercompany loans receivable	—	12,685	20,405	(33,090)	—
Other assets	90	303	2,229	—	2,622

Total Assets	$47,748	$30,429	$63,461	$(115,256)	$26,382

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$517	$2	$—	$519
Accounts payable	—	—	1,158	—	1,158
Accrued and other current liabilities	332	63	1,868	—	2,263
Deferred revenue	—	—	571	—	571
Intercompany payables	10,969	6,176	1,231	(18,376)	—
Liabilities held for sale	—	—	—	—	—

Total current liabilities	11,301	6,756	4,830	(18,376)	4,511
Long-term debt	—	3,576	58	—	3,634
Intercompany loans payable	21,873	1,790	9,427	(33,090)	—
Deferred revenue	—	—	1,165	—	1,165
Other liabilities	385	—	2,491	—	2,876

Total Liabilities	33,559	12,122	17,971	(51,466)	12,186

Tyco Shareholders' Equity:
Preference shares	—	—	2,500	(2,500)	—
Common shares	2,950	—	—	—	2,950
Common shares held in treasury	(1,075)	—	(312)	—	(1,387)
Other shareholders' equity	12,314	18,307	43,295	(61,290)	12,626

Total Tyco Shareholders' Equity	14,189	18,307	45,483	(63,790)	14,189
Noncontrolling interest	—	—	7	—	7

Total Equity	14,189	18,307	45,490	(63,790)	14,196

Total Liabilities and Equity	$47,748	$30,429	$63,461	$(115,256)	$26,382

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19.    Tyco International Finance S.A. (Continued)

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended December 24, 2010
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$69	$1,031	$(854)	$—	$246
Net cash used in discontinued operating activities	—	—	(10)	—	(10)
Cash Flows From Investing Activities:
Capital expenditures	—	—	(179)	—	(179)
Proceeds from disposal of assets	—	—	3	—	3
Acquisition of businesses, net of cash acquired	—	—	(9)	—	(9)
Accounts purchased by Tyco Security Solutions	—	—	(133)	—	(133)
Divestiture of businesses, net of cash retained	—	—	710	—	710
Intercompany dividend from subsidiary	—	9	—	(9)	—
Net increase in intercompany loans	—	(1,021)	—	1,021	—
Decrease (increase) in investment in subsidiaries	52	(1)	(72)	21	—
Other	—	(12)	9	—	(3)

Net cash provided by (used in) in investing activities	52	(1,025)	329	1,033	389
Net cash provided by discontinued investing activities	—	—	265	—	265
Cash Flows From Financing Activities:
Net repayments of debt	—	—	(17)	—	(17)
Proceeds from exercise of share options	—	—	22	—	22
Dividends paid	(113)	—	—	—	(113)
Intercompany dividend to parent	—	—	(9)	9	—
Repurchase of common shares by treasury	(500)	—	—	—	(500)
Net intercompany loan borrowings	511	—	510	(1,021)	—
Increase in equity from parent	—	—	21	(21)	—
Transfer from discontinued operations	—	—	255	—	255
Other	8	—	—	—	8

Net cash (used in) provided by financing activities	(94)	—	782	(1,033)	(345)
Net cash used in discontinued financing activities	—	—	(255)	—	(255)
Effect of currency translation on cash	—	—	7	—	7

Net increase in cash and cash equivalents	27	6	264	—	297
Decrease in cash from deconsolidation of variable interest entity	—	—	(10)	—	(10)
Cash and cash equivalents at beginning of period	—	—	1,775	—	1,775

Cash and cash equivalents at end of period	$27	$6	$2,029	$—	$2,062

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended December 25, 2009
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by operating activities	$4	$85	$286	$—	$375
Net cash provided by discontinued operating activities	—	—	4	—	4
Cash Flows From Investing Activities:
Capital expenditures	—	—	(164)	—	(164)
Proceeds from disposal of assets	—	—	16	—	16
Acquisition of businesses, net of cash acquired	—	—	(143)	—	(143)
Accounts purchased by Tyco Security Solutions	—	—	(150)	—	(150)
Divestiture of businesses, net of cash retained	—	—	15	—	15
Net increase in intercompany loans	—	(369)	—	369	—
Other	—	—	10	—	10

Net cash used in investing activities	—	(369)	(416)	369	(416)
Net cash used in discontinued investing activities	—	—	(1)	—	(1)
Cash Flows From Financing Activities:
Net borrowings (repayments) of debt	—	291	(43)	—	248
Proceeds from exercise of share options	—	—	6	—	6
Dividends paid	(107)	—	—	—	(107)
Net intercompany loan borrowings	88	—	281	(369)	—
Transfer from discontinued operations	—	—	3	—	3
Other	15	(2)	(1)	—	12

Net cash (used in) provided by financing activities	(4)	289	246	(369)	162
Net cash used in discontinued financing activities	—	—	(3)	—	(3)
Effect of currency translation on cash	—	—	(2)	—	(2)

Net increase in cash and cash equivalents	—	5	114	—	119
Cash and cash equivalents at beginning of period	—	—	2,354	—	2,354

Cash and cash equivalents at end of period	$—	$5	$2,468	$—	$2,473

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Subsequent Events

        On January 12, 2011, TIFSA issued $250 million aggregate principle amount of 3.75% notes due 2018 and $250 million aggregate principle amount of 4.625% notes due 2023, which are fully and unconditionally guaranteed by the Company. TIFSA received net proceeds of approximately $494 million after underwriting discounts and estimated offering expenses. The net proceeds, along with other available funds, will be used to fund the repayment upon maturity of all of our outstanding 6.75% Notes on February 15, 2011. Also on January 10, 2011, TIFSA entered into interest rate swap contracts to hedge $155 million notional amount of the 4.125% public notes due 2014.

        Through January 26, 2011, the Company repurchased approximately 6.7 million common shares for $293 million under the $1.0 billion share repurchase program approved by the Board of Directors in September 2010.

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

        During the first quarter of fiscal 2011, we realigned our Safety Products segment between our ADT Worldwide and Fire Protection segments to create two new segments: Tyco Security Solutions and Tyco Fire Protection. Tyco Security Solutions consists of the former ADT Worldwide segment as well as the portion of the former Safety Products segment that manufactures security products including intrusion, security, access control and video management systems. Tyco Fire Protection consists of the former Fire Protection Services segment as well as a number of businesses from the former Safety Products segment including the fire suppression and life safety products businesses. In addition, various businesses were realigned between Tyco Security Solutions and Tyco Fire Protection.

        As a result of this realignment, as well as the sale of a majority interest in our Electrical and Metal Products business further described below, we have three core businesses: Tyco Security Solutions, Tyco Fire Protection and Tyco Flow Control. See Note 15 to the Consolidated Financial Statements.

        As noted below, we sold a majority interest in our Electrical and Metal Products business on December 22, 2010. During the first fiscal quarter of 2011, we operated in the following business segments:

  •
  Tyco Security Solutions designs, sells, installs, services and monitors electronic security systems for residential, commercial, industrial and governmental customers. In addition, Tyco Security Solutions designs, manufactures and sells security products including intrusion, security, access control and video management systems.

  •
  Tyco Flow Control designs, manufactures, sells and services valves, pipes, fittings, valve automation and heat tracing products for general process, energy and mining markets as well as the water and wastewater markets.

  •
  Tyco Fire Protection designs, manufactures, sells, installs and services fire detection and fire suppression systems and building and life safety products for commercial, industrial and governmental customers.

  •
  Electrical and Metal Products designs, manufactures and sells galvanized steel tubing, armored wire and cable and other metal products for non-residential construction, electrical, fire and safety and mechanical customers.

        We also provide general corporate services to our segments and these costs are reported as Corporate and Other.

        On November 9, 2010, we announced that we entered into an agreement (the "Agreement") to sell a majority interest in our Electrical and Metal Products business to an affiliate of the private equity firm Clayton, Dubilier & Rice, LLC (the "Investor"). We formed a newly incorporated holding company, Atkore International Group Inc. ("Atkore"), to hold our Electrical and Metal Products business. On December 22, 2010, the transaction closed and the Investor acquired shares of a newly-created class of cumulative convertible preferred stock of Atkore (the "Preferred Stock") to the Investor. The Preferred Stock initially represented 51% of the outstanding capital stock (on an as-converted basis) of Atkore. In connection with the closing, we received cash proceeds of approximately $713 million and recorded a gain of $259 million, subject to settlement of the final working capital adjustment, (including a $49 million gain recognized in connection with determining the fair value of the Company's retained ownership interest) which is recorded within restructuring, asset impairment and divestiture charges (gain), net in our Consolidated Statement of Operations for the quarter ended December 24, 2010.

        Additionally, during the third quarter of fiscal 2010, our Board of Directors approved a plan to sell our European water business, which was part of our Tyco Flow Control segment. The business met the held for sale and discontinued operations criteria and has been included in discontinued operations for all periods presented. On September 30, 2010, we completed the sale of this business and received net cash proceeds of approximately $264 million, net of $7 million of cash divested on sale, and we recorded a pre-tax gain of $173 million, which was largely exempt from tax. The gain was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations.

        References to the segment data are to the Company's continuing operations. Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, we have reclassified certain businesses which have satisfied the criteria to be presented as discontinued operations in the Consolidated Statements of Operations and assets and liabilities held for sale within the Consolidated Balance Sheets. Additionally, as discussed above, the Company realigned certain business operations during the quarter ended December 24, 2010 and accordingly has recast prior period segment amounts. See Notes 2 and 15, respectively, to the Consolidated Financial Statements.

Overview

        Net revenue of $4,379 million increased $224 million, or 5.4%, for the quarter ended December 24, 2010 as compared to the quarter ended December 25, 2009. The increase was primarily driven by our Tyco Security Solutions segment, reflecting growth in customer accounts primarily related to the Broadview Security acquisition, partially offset by divested revenues primarily related to the sale of our French security business. Our Electrical and Metal Products business also contributed to the increase due to higher selling prices realized for steel products. Net revenues in our Tyco Fire Protection segment were down slightly due to a decline in our Fire Protection Services business, partially offset by strength in both our Fire Protection Products business and our Life Safety business. Our Tyco Flow Control segment also experienced a slight decline in net revenues due to a decline in our Valves and Controls business partially offset by increases in our Water and Environmental Systems and Thermal Controls businesses.

        Service revenue, which is primarily recurring in nature, represented approximately 43% and 41% of our overall revenue for the quarters ended December 24, 2010 and December 25, 2009, respectively. Service revenues are principally derived from our Tyco Security Solutions and Tyco Fire Protection businesses, and represent a consistent source of revenue from monitoring and maintenance services under contractual agreements. Recurring revenue in our Tyco Security Solutions business grew to approximately 57% of Tyco Security Solutions' total revenue compared to approximately 54% in 2010, primarily due to the Broadview Security acquisition. In the Tyco Fire Protection business, service revenue increased approximately 1% to approximately 39%. Non-service revenue, which is primarily product and installation revenue, improved slightly compared to the prior year, as strength in the Tyco Security Products business of Tyco Security Solutions and the Life Safety and Fire Protection Products businesses of Tyco Fire Protection was offset by continued revenue declines in the Tyco Flow Control and the Fire Protection Services business of Tyco Fire Protection.

        Operating income for the quarter ended December 24, 2010 was $706 million compared to operating income of $405 million for the quarter December 25, 2009. The increase in operating income of $301 million reflects strong growth in our Tyco Security Solutions business and, a net gain of $259 million, subject to the settlement of the final working capital adjustment, related to the sale of a majority interest in our Electrical and Metals business, partially offset by restructuring charges and losses on other divestitures of $32 million and $13 million, respectively, during the quarter ended December 24, 2010 compared to $11 million and $1 million of restructuring and divestiture charges, respectively, recorded during the quarter ended December 25, 2009.

        As of December 24, 2010, our cash balance was $2.1 billion, as compared to $1.8 billion as of September 24, 2010. We generated approximately $246 million and $389 million of cash from operating and investing activities, respectively, and utilized $345 million of cash in financing activities. During the quarter ended December 24, 2010, $1.0 billion of cash was generated from divestitures, primarily related to $713 million for the sale of the majority interest in our Electrical and Metal Products business and $264 million for the sale of our European water business, which was presented in net cash provided by (used in) discontinued investing activities in our Consolidated Statement of Cash Flows. During the quarter ended December 24, 2010, uses of cash primarily included $500 million to repurchase our common shares, $179 million of capital expenditures, $133 million to purchase customer contracts in our Tyco Security Solutions business and $113 million to pay cash dividends. We expect to continue to use our cash to fund internal growth opportunities, improve productivity across all of our businesses, make acquisitions that strategically fit within our businesses and return capital to shareholders.

        We have made significant progress in refining our portfolio of businesses. In 2011, we expect to continue our portfolio refinement efforts and may exit areas that have not provided, and are not expected to provide, an adequate return on investment. We will also take advantage of restructuring opportunities that are expected to provide future cost savings. We expect to incur total restructuring and restructuring related charges of approximately $200 million in fiscal 2011, and incurred $32 million of restructuring charges during the quarter ended December 24, 2010.

  Operating Results

	For the Quarters Ended
	December 24, 2010	December 25, 2009
Revenue from product sales	$2,508	$2,439
Service revenue	1,871	1,716

Net revenue	$4,379	$4,155

Operating income	$706	$405
Interest income	9	9
Interest expense	(62)	(75)
Other income, net	—	9

Income from continuing operations before income taxes	653	348
Income tax expense	(163)	(51)

Income from continuing operations	490	297
Income from discontinued operations, net of income taxes	169	6

Net income	$659	$303
Less: Noncontrolling interest in subsidiaries net income	—	1

Net income attributable to Tyco common shareholders	$659	$302

  Segment Results

        The segment discussions that follow describe the significant factors contributing to the changes in results for each of our segments included in continuing operations.

  Tyco Security Solutions

  Net Revenue

        Net revenue for Tyco Security Solutions was as follows ($ in millions):

	For the Quarters Ended
	December 24, 2010	December 25, 2009	% Change
Service revenue
Recurring	$1,202	$1,034	16.2%
Non-recurring	171	174	(1.7)%

Total service revenue	1,373	1,208	13.7%
Revenue from product sales (non-recurring)
Contracting	540	540	—
Product	194	166	16.9%

Total revenue from product sales	734	706	4.0%

Net revenue	$2,107	$1,914	10.1%

        Net revenue for Tyco Security Solutions of $2,107 million increased by $193 million, or 10.1%, during the quarter ended December 24, 2010, as compared to the quarter ended December 25, 2009. Net revenue was favorably impacted by the estimated net impact of acquisitions and divestitures of $76 million, or 4.0%. In addition foreign currency exchange rates favorably impacted revenues by $5 million, or 0.3%.

        Revenue from product sales, which is considered non-recurring in nature, includes sales and installation of electronic security and other life safety systems as well as products related to retailer anti-theft systems. Service revenue is comprised of electronic security services and maintenance, including the monitoring of burglar alarms, fire alarms and other life safety systems as well as other security services. Service revenue is further comprised of recurring revenue and non-recurring revenue. Recurring revenue is generated from contractual monitoring and maintenance agreements that are long term in nature. Net revenue generated from rendering services including but not limited to armored guards, one time repair or inspection jobs is considered non-recurring revenue.

Recurring Net Revenue

        Recurring net revenue is primarily driven by the addition or loss of customer accounts and average revenue per customer.

	For the Quarters Ended
	December 24, 2010	December 25, 2009		% Change favorable (unfavorable)
Number of customer accounts	8.9 million	7.4 million	(1)	20.3%
Trailing 12-month attrition	12.7%	13.4	%(1)	0.7%
Average revenue per customer	$45.17	$45.96		(1.7)%

(1)
Attrition rates and the number of customer accounts for the quarter ended December 25, 2009, have been recast to reflect the divestiture of our French security business, which resulted in reductions of 0.1 million and 0.1%, respectively, in the amounts previously reported for December 25, 2009.

        Approximately 57% and 54% of Tyco Security Solutions' total net revenue for the quarters ended December 24, 2010 and December 25, 2009, respectively, represents recurring net revenue. Recurring net revenue increased by $168 million, or 16.2%, to approximately $1.2 billion as a result of growth of customer accounts of approximately 1.5 million, or 20.3%, to a total of 8.9 million accounts as of December 24, 2010. Approximately 1.4 million customer accounts were acquired on May 14, 2010 in connection with the Broadview Security acquisition and approximately 121,000 customer accounts were acquired through the ADT dealer program during the quarter ended December 24, 2010. The average revenue per customer decreased by $0.79, or 1.7%, quarter over quarter primarily due to the acquisition of Broadview Security, as Broadview Security's customer base was predominantly residential. Changes in foreign currency exchange rates favorably impacted recurring net revenue by $6 million, or 0.6%.

Non-Recurring Net Revenue

        Approximately 43% and 46% of Tyco Security Solutions' total net revenue for the quarters ended December 24, 2010 and December 25, 2009, respectively, was non-recurring in nature. Non-recurring net revenue increased by $25 million, or 2.8%, to $905 million primarily due to an increase in product sales of $28 million partially offset by a decline in other non-recurring revenue of $3 million. Product sales primarily increased as a result of strength in the commercial end markets for the first time in over a year.

  Revenue by Geography

        Net revenue by geography for Tyco Security Solutions was as follows ($in millions):

	For the Quarters Ended
	December 24, 2010	December 25, 2009	% Change
North America	$1,262	$1,056	19.5%
Europe, Middle East and Africa ("EMEA") Security	429	485	(11.5)%
Rest of World ("ROW")	320	294	8.8%
Tyco Security Products(1)	96	79	21.5%

Net revenue	$2,107	$1,914	10.1%

(1)
Tyco Security Products is managed as a global business.

        North America consists of residential and small business, primarily a recurring revenue business, and commercial, primarily a non-recurring revenue business. Residential and small business net revenue increased by 30.2%, as compared to the quarter ended December 25, 2009 primarily as the result of growth of customer accounts of approximately 1.5 million, or 27.2%, to a total of 6.8 million accounts as of December 24, 2010. Approximately 1.4 million customer accounts were acquired on May 14, 2010 in connection with the Broadview Security acquisition and approximately 121,000 customer accounts were acquired through the ADT dealer program during the quarter ended December 24, 2010. Changes in foreign currency exchange rates favorably impacted residential and small business revenue by $2 million, or 0.3%. Commercial net revenue increased by 7.8% primarily as a result of strength in the commercial end markets. Changes in foreign currency exchange rates favorably impacted commercial net revenue by $3 million, or 0.7%.

        Net revenue in EMEA decreased by $56 million, or 11.5%, as compared to the quarter ended December 25, 2009 due to divested revenue of $62 million primarily related to our French security business. Revenue also decreased in the United Kingdom and Continental Europe as a result of adhering to operating margin requirements for new projects. In addition, changes in foreign currency exchange rates unfavorably impacted net revenue by $12 million, or 2.4%. These decreases were partially offset by an increase in revenue from South Africa as management continues to focus on expanding its customer account and recurring revenue in this market.

        Net revenue in ROW increased by $26 million, or 8.8%, as compared to the quarter ended December 25, 2009 due to an increase in revenues from emerging markets including Asia Pacific of $15 million and $11 million in Latin America as management continues to focus on expanding its customer account and recurring revenue in these markets. Changes in foreign currency exchange rates favorably impacted net revenue by $9 million, or 3.1%.

        Net revenue in Tyco Security Products increased by $17 million, or 21.5%, as compared to the quarter ended December 25, 2009 primarily due to continued growth in non-recurring revenues. Changes in foreign currency exchange rates also favorably impacted net revenue by $3 million or 3.8%.

  Operating Income and Operating Margin

        Operating income and operating margin for Tyco Security Solutions were as follows ($ in millions):

	For the Quarters Ended
	December 24, 2010	December 25, 2009	% Change
Operating income	$347	$268	29.5%
Operating margin	16.5%	14.0%

        Operating income of $347 million increased $79 million, or 29.5%, in the quarter ended December 24, 2010 as compared to the same period in the prior year. The increase in operating income is partially due to the result of higher sales volume, margin improvements, efficiencies gained through restructuring actions taken in the prior year and other cost containment activities and the acquisition of Broadview Security. During the quarter ended December 24, 2010 we had a net restructuring credit of $1 million, which was offset by a loss on divestitures of $1 million. We incurred restructuring charges of $5 million during the quarter ended December 25, 2009. Changes in foreign currency exchange rates favorably impacted operating income by $2 million, or 0.7%.

  Tyco Flow Control

  Net Revenue

        Net revenue for Tyco Flow Control was as follows ($ in millions):

	For the Quarters Ended
	December 24, 2010	December 25, 2009	% Change
Revenue from product sales	$755	$749	0.8%
Service revenue	71	83	(14.5)%

Net revenue	$826	$832	(0.7)%

        Net revenue for Tyco Flow Control of $826 million decreased $6 million, or 0.7%, during the quarter ended December 24, 2010 compared to the quarter ended December 25, 2009. The decrease was primarily due to a decline in our Valves and Controls business of 6.5% driven by continued weakness in our end markets. Changes in foreign currency exchange rates as it relates to Valves and Controls unfavorably impacted net revenues by $4 million. The decrease was partially offset by increases in both our Water & Environmental Systems and Thermal Controls businesses of 8.1% and 6.7%, respectively. The increase in net revenue in our Water & Environmental Systems business was primarily driven by a large desalinization project in Australia that commenced during the second quarter of fiscal 2010, which is nearing completion. Additionally, changes in foreign currency rates favorably impacted net revenue in Water and Environmental Systems by $13 million. Partially offsetting these increases was the absence of project work in the Pacific region. Strength in product sales and increased project activity, particularly in North America, resulted in an increase in the net revenue of our Thermal Controls business. Changes in foreign currency exchange rates as it relates to Thermal Controls unfavorably impacted net revenues by $2 million.

  Operating Income and Operating Margin

        Operating income and operating margin for Tyco Flow Control were as follows ($ in millions):

	For the Quarters Ended
	December 24, 2010	December 25, 2009	% Change
Operating income	$100	$102	(2.0)%
Operating margin	12.1%	12.3%

        Operating income of $100 million decreased $2 million, or 2.0%, in the quarter ended December 24, 2010 as compared to the same period in the prior year. The movements are primarily a result of a decrease in restructuring charges of $6 million during the quarter ended December 24, 2010 as compared to prior year period, which were entirely offset by decreased sales volume and a loss provision related to a long-term construction project of approximately $5 million. Changes in foreign currency exchange rates favorably impacted operating income by $1 million, or 1.0%.

  Tyco Fire Protection

  Net Revenue

        Net revenue for Tyco Fire Protection was as follows ($ in millions):

	For the Quarters Ended
	December 24, 2010	December 25, 2009	% Change
Revenue from product sales	$673	$689	(2.3)%
Service revenue	426	423	0.7%

Net revenue	$1,099	$1,112	(1.2)%

        Net revenue for Tyco Fire Protection of $1,099 million decreased $13 million, or 1.2%, during the quarter ended December 24, 2010 compared to the quarter ended December 25, 2009. The decrease was primarily due to a decline in our Fire Protection Services business of 1.8% driven by continued weakness in the sprinkler contracting business, partially offset by strength in both our Fire Protection Products business and our Life Safety business of 5.1% and 12.2%, respectively, primarily due to higher volumes in both businesses. In addition, net revenue in our Fire Protection Services business decreased by $18 million, or 2.2%, due to the deconsolidation of a joint venture as a result of adopting a new accounting standard during the quarter. Changes in foreign currency exchange rates unfavorably impacted net revenues by $1 million.

  Operating Income and Operating Margin

        Operating income and operating margin for Tyco Fire Protection were as follows ($ in millions):

	For the Quarters Ended
	December 24, 2010	December 25, 2009	% Change
Operating income	$88	$109	(19.3)%
Operating margin	8.0%	9.8%

        Operating income of $88 million decreased $21 million, or 19.3%, in the quarter ended December 24, 2010 as compared to the same period in the prior year. The decrease was primarily driven by restructuring charges of $27 million and a loss on divestiture of $12 million recorded during the quarter ended December 24, 2010 as compared to $1 million of income related to restructuring during the quarter ended December 25, 2009. Operating income was favorably impacted by margin improvements as a result of a focus on higher margin products and services as well as cost containment actions. Changes in foreign currency exchange rates favorably impacted operating income by $3 million, or 2.8%.

  Electrical and Metal Products

        Net revenue for Electrical and Metal Products was as follows ($ in millions):

	For the Quarters Ended
	December 24, 2010	December 25, 2009	% Change
Revenue from product sales	$346	$296	16.9%
Service revenue	1	1	—

Net revenue	$347	$297	16.8%

        Net revenue for Electrical and Metal Products of $347 million increased $50 million, or 16.8%, in the quarter ended December 24, 2010 compared to the quarter ended December 25, 2009. The increase in revenue was primarily due to higher selling prices for steel products which more than offset volume declines in armored cable products. Additionally, changes in foreign currency exchange rates had a favorable impact of $2 million, or 0.7%.

        Operating income and operating margin for Electrical and Metal Products were as follows ($ in millions):

	For the Quarters Ended
	December 24, 2010	December 25, 2009	% Change
Operating income	7	23	(69.6)%
Operating margin	2.0%	7.7%

        Operating income of $7 million decreased $16 million, or 69.6%, in the quarter ended December 24, 2010 as compared to the same period in the prior year. Operating income decreased primarily due to lower spreads for steel products resulting from higher raw material costs which more than offset higher selling prices. This decrease in operating income was partially offset by higher spreads for armored cable products as higher selling prices more than offset higher raw material costs. The overall impact from volume was minimal. During the quarter ended December 24, 2010, $1 million of restructuring charges were incurred compared to nil restructuring charges during the quarter ended December 25, 2009.

  Corporate and Other

        Corporate expense for the quarter ended December 24, 2010 included a net gain of $259 million, subject to the settlement of the final working capital adjustment, related to the divestiture of the Electrical and Metal Products businesses compared to net divestiture charges of $2 million in the prior year. As a result, Corporate and Other had income of $164 million in the quarter compared to an expense of $97 million during the quarter ended December 25, 2009. The quarter ended December 24, 2010 included income of $7 million related to a legacy legal settlement partially offset by a net restructuring charge of $5 million.

  Interest Income and Expense

        Interest income was $9 million for both quarters ended December 24, 2010 and December 25, 2009, respectively.

        Interest expense was $62 million in the quarter ended December 24, 2010 compared to $75 million in the quarter ended December 25, 2009. The decrease in interest expense is primarily related to savings from a reduction in our interest rate due to the redemption of the 6.375% Notes due 2011 and issuance of the 3.375% Notes due 2015 during the third quarter of 2010.

  Other Income, Net

        Other income, net was nil and $9 million during the quarters ended December 24, 2010 and December 25, 2009, respectively. Other income, net for the quarter ended December 25, 2009 primarily related to an increase in amounts due from Covidien and Tyco Electronics under the Tax Sharing Agreement.

  Effective Income Tax Rate

        Our effective income tax rate was 25.0% and 14.7% during the quarters ended December 24, 2010 and December 25, 2009, respectively. The increase in our effective income tax rate was primarily related to the tax charge recorded in conjunction with the sale of a majority interest in our Electrical and Metal Products business and a one-time tax benefit recognized during the comparable prior period. Additionally, our tax rate was positively impacted by enacted tax law changes in 2010.

Critical Accounting Policies and Estimates and Accounting Pronouncements

        The preparation of the Consolidated Financial Statements in conformity with US GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that our accounting policies for depreciation and amortization methods of security monitoring-related assets, revenue recognition, loss contingencies, income taxes, goodwill and indefinite-lived intangible assets, long-lived assets and pension and postretirement benefits are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the quarter ended December 24, 2010, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 2009 (the "2010 Form 10-K"). See Note 1 to the Consolidated Financial Statements for the adoption of new accounting standards during the first quarter of 2011.

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

        We had $2.1 billion and $1.8 billion of cash and cash equivalents as of December 24, 2010 and September 24, 2010, respectively. Cash generated by operating activities decreased to $246 million for the first quarter of fiscal 2011 compared to $375 million in the first quarter of fiscal 2010. Cash provided by investing activities was $389 million for the first quarter of fiscal 2011 compared to cash used of $416 million in the first quarter of fiscal 2010. Cash used in financing activities was $345 million for the first quarter of fiscal 2011 compared to cash provided of $162 million in the first quarter of fiscal 2010.

        As of December 24, 2010, our shareholder's equity was $14.2 billion and our total debt was $4.2 billion. In addition, we had lines of credit totaling approximately $1.69 billion, none of which were drawn. Our ratio of total debt to total capital (the sum of our short- and long-term debt and shareholders' equity) was 23% at December 24, 2010 and September 24, 2010. This ratio is a measure of our long-term liquidity and is an indicator of financial flexibility.

        On January 12, 2011, Tyco International Finance, S.A. ("TIFSA"), our finance subsidiary, issued $250 million aggregate principal amount of 3.75% notes due on January 15, 2018 and $250 million aggregate principal amount of 4.625% notes due on January 15, 2023, which are fully and unconditionally guaranteed by the Company. TIFSA received net cash proceeds of approximately $494 million. The net proceeds, along with other available funds, will be used to fund the repayment upon maturity of all of our outstanding 6.75% notes due on February 15, 2011.

        We continue to monitor market conditions and assess the impact, if any, on our financial position, results of operations and cash flows. More than 95% of our U.S. and non-U.S. funded pension plans are invested in marketable investments, including publicly-traded equity and fixed income securities. Our funding policy is to make contributions in accordance with the laws and customs of the various countries in which we operate and to make discretionary contributions from time to time. We anticipate that we will contribute at least the minimum required to our pension plans in 2011 of $12 million for the U.S. plans and $52 million for non-U.S. plans. We also anticipate making voluntary contributions of approximately $20 million to our U.S. plans during 2011.

Cash flow from operating activities

        The sources of our cash flow from operating activities and the use of a portion of that cash in our operations for the quarters ended December 24, 2010 and December 25, 2009 are as follows ($ in millions):

	For the Quarters Ended
	December 24, 2010	December 25, 2009
Cash flows from operating activities:
Operating income	$706	$405
Depreciation and amortization(1)	323	285
Gains on divestitures	(246)	(2)
Non-cash compensation expense	31	31
Deferred income taxes	126	1
Provision for losses on accounts receivable and inventory	32	34
Other, net	16	14
Net change in working capital	(526)	(276)
Interest income	9	9
Interest expense	(62)	(75)
Income tax expense	(163)	(51)

Net cash provided by operating activities	$246	$375

Other cash flow items:
Capital expenditures, net(2)	$(176)	$(148)
Increase in the sale of accounts receivable	—	(1)
Accounts purchased by Tyco Security Solutions	(133)	(150)

(1)
The quarters ended December 24, 2010 and December 25, 2009 included depreciation expense of $171 million and $156 million, respectively, and amortization of intangible assets of $152 million and $129 million, respectively.

(2)
Included net proceeds received for the sale/disposition of property, plant and equipment of $3 million and $16 million for the quarters ended December 24, 2010 and December 25, 2009, respectively.

        The net change in working capital decreased operating cash flow by $526 million in the quarter ended December 24, 2010. The significant changes in working capital included a $270 million decrease in accrued expenses and other liabilities, a $79 million decrease in accounts payable and a $104 million increase in inventories.

        The net change in working capital decreased operating cash flow by $276 million in the quarter ended December 25, 2009. The significant changes in working capital included a $214 million decrease in accrued and other liabilities and a $75 million decrease in accounts payable.

        During the quarters ended December 24, 2010 and December 25, 2009, we paid approximately $32 million and $48 million, respectively, in cash related to restructuring activities. See Note 3 to our Consolidated Financial Statements for further information regarding our restructuring activities.

        Income taxes paid, net of refunds, related to continuing operations were $37 million and $48 million during the quarters ended December 24, 2010 and December 25, 2009, respectively.

Cash flow from investing activities

        We made capital expenditures of $179 million as compared to $164 million during the comparable prior period. The level of capital expenditures in fiscal year 2011 is expected to exceed the spending levels in fiscal year 2010 and is also expected to exceed depreciation.

        During the quarters ended December 24, 2010 and December 25, 2009, we paid approximately $133 million and $150 million, respectively, to acquire approximately 121,000 and 129,000 customer contracts for electronic security services within our Tyco Security Solutions segment.

        During the quarter ended December 24, 2010, we paid cash for acquisitions included in continuing operations totaling $9 million, for acquisitions primarily within our Tyco Flow Control and Tyco Fire Protection segments. During the quarter ended December 25, 2009, cash paid for acquisitions included in continuing operations totaled $143 million, net of cash acquired of $1 million.

        During the quarter ended December 24, 2010, we received cash proceeds, net of cash divested in the amount of $1.0 billion for divestitures. The cash proceeds primarily related to the sale of a majority interest in our Electrical and Metal Products business of $713 million, which is presented in continuing operations and $264 million for the sale of our European water business which is presented in discontinued operations. See Note 2 to our Consolidated Financial Statements for further information.

Cash flow from financing activities

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

        Pursuant to our share repurchase program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved 10b5-1 trading plan in accordance with applicable regulations. During the quarter ended December 24, 2010, we repurchased approximately 13 million common shares for $500 million under the 2008 and 2010 share repurchase programs.

        On March 10, 2010, our shareholders approved an annual dividend on our common shares of CHF 0.90 per share, to be paid in the form of a return on capital in four installments of CHF 0.22, CHF 0.22, CHF 0.23 and CHF 0.23. During the quarters ended December 24, 2010 and December 25, 2009, we paid cash dividends of approximately $113 million and $107 million, respectively.

        Management believes that cash generated by or available to us should be sufficient to fund our capital and liquidity needs for the foreseeable future, including quarterly dividend payments and share repurchases.

Commitments and Contingencies

        For a detailed discussion of contingencies related to tax and litigation matters and governmental investigations, see Notes 5 and 10 to our Consolidated Financial Statements.

Backlog

        We had a backlog of unfilled orders of $9.5 billion as of both December 24, 2010 and September 24, 2010. We expect that approximately 86% of our backlog as of December 24, 2010 will be filled during the next 12 months. Backlog by segment was as follows ($ in millions):

	December 24, 2010	September 24, 2010
Tyco Security Solutions	$6,656	$6,605
Tyco Flow Control	1,525	1,482
Tyco Fire Protection	1,204	1,289
Electrical and Metal Products	110	88

	$9,495	$9,464

        Backlog increased $31 million, or 0.3%, to $9.5 billion as of December 24, 2010. The increase in backlog was primarily due to an increase in recurring revenue-in-force in our Tyco Security Solutions segment and increased bookings in our Tyco Flow Control segment. These increases in backlog were partially offset by a decrease in bookings in our Tyco Fire Protection segment. Tyco Security Solution's backlog includes recurring revenue-in-force and long-term deferred revenue for upfront fees paid by customers for Tyco Security Solutions owned security systems. Revenue-in-force represents 12 months' revenue associated with monitoring and maintenance services under contract in the security business. Tyco Security Solution's backlog of $6.7 billion and $6.6 billion as of December 24, 2010 and September 24, 2010, respectively, consists primarily of $4.8 billion of recurring revenue-in-force for both December 24, 2010 and September 24, 2010, respectively, and $1.1 billion of deferred revenue for both December 24, 2010 and September 24, 2010. Tyco Security Solution's backlog increased $51 million primarily driven by an increase in revenue-in-force of $59 million and increased bookings of $8 million in our Asia Pacific region as several large projects were booked during the quarter ended December 24, 2010. These increases were partially offset by a decrease in bookings of $14 million in our EMEA region, due to the cancellation of a large project, and a reduction in deferred revenue of $7 million. Tyco Flow Control's backlog increased by $43 million primarily due to increased bookings of $39 million as several large projects were booked during the quarter ended December 24, 2010. Tyco Fire Protection's backlog decreased by $85 million primarily due to decreases of $112 million in the Asia-Pacific region, as a result of the deconsolidation of a joint venture due to the adoption of a new accounting standard, and $19 million in the EMEA region due to the completion of a large project. These decreases were partially offset by increases of $34 million and $9 million experienced in the North America and Latin America regions, respectively.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

        Certain of our international businesses utilize the sale of accounts receivable as short-term financing mechanisms. The aggregate amount outstanding under our international accounts receivable programs was not material as of December 24, 2010 or September 24, 2010.

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

        There are certain guarantees or indemnifications extended among Tyco, Covidien and Tyco Electronics in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. At the time of the Separation, we recorded a liability necessary to recognize the fair value of such guarantees and indemnifications. See Note 5 to the Consolidated Financial Statements for further discussion of the Tax Sharing Agreement. In addition, prior to the Separation we provided support in the form of financial and/or performance guarantees to various Covidien and Tyco Electronics operating entities. To the extent these guarantees were not assigned in connection with the Separation, we assumed primary liability on any remaining such support. These obligations were not material to us as of December 24, 2010.

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

        For a detailed discussion of guarantees and indemnifications, see Note 18 to the Consolidated Financial Statements.

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

  •
  availability of and fluctuations in the prices of key raw materials;

  •
  economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders;

  •
  the ability to achieve cost savings in connection with the Company's strategic restructuring initiatives;

  •
  our ability to execute our portfolio refinement and acquisition strategies;

  •
  potential impairment of our goodwill, intangibles and/or our long-lived assets;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from our exposure discussed in the 2010 Form 10-K. In order to manage the volatility relating to our more significant market risks, we currently enter into forward foreign currency exchange contracts, interest rate swaps and commodity swaps.

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

Item 4.    Controls and Procedures

        The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined under Rule 13a-15 of the Securities and Exchange Act (the Exchange Act)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 24, 2010, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        There has been no change in our internal control over financial reporting during the quarter ended December 24, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Legacy Securities Matters

        During the fiscal quarter ended December 24, 2010, certain contingencies related to the previously disclosed settlement of the Stumpf v. Tyco International Ltd. class action lawsuit elapsed. This matter, which was subject to the liability sharing provisions of the Separation and Distribution Agreement with Covidien and Tyco Electronics, had previously received final court approval for its settlement. As a result of the lapsing of time periods for certain class members to state a claim against the Company, the Company adjusted its remaining reserve for this and other legacy securities matters and recognized a net gain of $7 million during the quarter ended December 24, 2010. Since June 2007, the Company has resolved substantially all other non-tax legacy claims related to securities fraud and similar matters, with the exception of the claims related to former management and Mr. Frank Walsh Jr., a former director, described below.

        Tyco is a party to several lawsuits involving disputes with former management, among which are affirmative cases brought by Tyco against Mr. Dennis L. Kozlowski, Tyco's former chief executive officer, Mr. Mark Swartz, its former chief financial officer, and Mr. Frank Walsh Jr.. In connection with these affirmative actions, Messrs. Kozlowski and Swartz are seeking an aggregate of approximately $128 million allegedly due in connection with their compensation and retention arrangements and under ERISA.

        With respect to Mr. Kozlowski, on December 1, 2010, the U.S. District Court for the Southern District of New York ruled in favor of several of the Company's affirmative claims against him before trial, while dismissing all of Kozlowski's counterclaims for pay and benefits after 1995. The Company expects Mr. Kozlowski to appeal this decision after final judgment is entered. As a result, the Company has and will continue to maintain the reserve recorded in its Consolidated Balance Sheet for the amounts allegedly due under their compensation and retention arrangements and under ERISA until the appeals process is complete. Although their ultimate resolution could differ materially from these estimates, the Company does not believe such resolution would have a material adverse effect on its financial position, results of operations or cash flows.

        Tyco has also brought an action against Mr. Walsh in connection with the damages suffered by Tyco arising from Walsh's breach of his fiduciary duties to Tyco. In October 2010, the U.S. District Court for the Southern District of New York denied Tyco's affirmative claims for recovery of damages against Mr. Walsh. Tyco is pursuing an appeal. This affirmative matter, and the affirmative matters against Messrs. Kozlowski and Walsh, are not subject to the liability sharing provisions of the Separation and Distribution Agreement. Separately, Mr. Walsh is pursuing a New York state court claim against the Company asserting his entitlement to indemnification. This action is subject to the liability sharing provisions of the Separation and Distribution Agreement.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 24, 2010, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $23 million to $80 million. As of December 24, 2010, Tyco concluded that the best estimate within this range is approximately $30 million, of which $8 million is included in accrued and other current liabilities and $22 million is included in other liabilities in the Company's Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payments of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos Matters

        The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. As of December 24, 2010, there were approximately 4,400 lawsuits pending against the Company, its subsidiaries or entities for which the Company has assumed responsibility. Each lawsuit typically includes several claims, and the Company has determined that there were approximately 5,100 claims outstanding as of December 24, 2010, which amount reflects the Company's current estimate of the number of viable claims made against it, its affiliates or entities for which it has assumed responsibility in connection with acquisitions or divestitures. This amount includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants or are duplicative of other actions.

        For a detailed discussion of asbestos-related matters, see Note 10 of the Consolidated Financial Statements.

Income Tax Matters

        In connection with the spin-offs of Covidien and Tyco Electronics from Tyco, Tyco entered into a Tax Sharing Agreement that governs the rights and obligations of each party with respect to certain pre-Separation income tax liabilities. More specifically, Tyco, Covidien and Tyco Electronics share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and Tyco Electronics' U.S. and certain non-U.S. income tax returns. Costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties. Consistent with the sharing provisions of the Tax Sharing Agreement, Tyco had a net receivable from Covidien and Tyco Electronics of $115 million and $114 million as of December 24, 2010 and September 24, 2010, respectively. In addition, as of December 24, 2010 and September 24, 2010, the Company had recorded $374 million and $398 million, respectively, in other liabilities, and $180 million and $156 million, respectively, in accrued and other current liabilities. During the first quarter of 2011, we reclassified $24 million from other liabilities to accrued and other current liabilities as we expect to make a payment within the next twelve months to Covidien and Tyco Electronics related to the resolution of certain IRS audit matters.

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

Compliance Matters

        As previously reported in the Company's periodic filings, the Company has received and responded to various allegations and other information that certain improper payments were made by the Company's subsidiaries and agents in recent years. For example, two subsidiaries in the Company's Flow Control business in Italy have been charged, along with numerous other parties, in connection with the Milan public prosecutor's investigation into allegedly improper payments made to certain Italian entities. The Company reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to these and other allegations and its internal investigations. In 2005, the Company informed the DOJ and the SEC that it retained outside counsel to perform a Company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), and that it would continue to investigate and make periodic progress reports to these agencies. The Company has and will continue to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by the Company in the course of its ongoing compliance activities. The baseline review, which has been completed, has revealed that some business practices may not comply with Tyco and FCPA requirements, and in February 2010, the Company initiated discussions with the DOJ and SEC aimed at resolving these matters. Active discussions remain ongoing, and the Company cannot predict the timing of their resolution or their outcome and cannot estimate the range of potential loss or the form of penalty that may result from an adverse resolution. It is possible that the Company may be required to pay material fines, consent to injunctions on future conduct, consent to the imposition of a compliance monitor, or suffer other criminal or civil penalties or adverse impacts, including being subject to lawsuits brought by private litigants, each of which may have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

        As previously disclosed, in early 2007 certain former subsidiaries in the Company's Flow Control business were charged, prior to their divestiure, by the German Federal Cartel Office ("FCO") with engaging in anti-competitive practices, in particular with regard to its hydrant, valve, street box and fittings business. The Company investigated this matter and determined that the conduct may have violated German competition law. The Company is cooperating with the FCO in its ongoing investigation of this violation. The Company cannot estimate the range of potential loss that may result from this violation. It is possible that the Company may be subject to civil or criminal proceedings and may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its financial position, results of operations or cash flows.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million. The quarterly withdrawal liability payments are $1.1 million, $15.4 million of which has been cumulatively paid through December 24, 2010. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

Broadview Security Contingency

        On May 14, 2010, the Company acquired Broadview Security, which is a business that was formerly owned by The Brink's Company. Under the Coal Industry Retiree Health Benefit Act of 1992, as amended (the "Coal Act"), The Brink's Company and its majority-owned subsidiaries at July 20, 1992 (including certain legal entities acquired in the Broadview Security acquisition) are jointly and severally liable with certain of The Brink's Company's other current and former subsidiaries for health care coverage obligations provided for by the Coal Act. A Voluntary Employees' Beneficiary Associate ("VEBA") trust has been established by The Brink's Company to pay for these liabilities, although the trust may have insufficient funds to satisfy all future obligations. At the time of its spin-off from The Brink's Company, Broadview Security entered into an agreement in which The Brink's Company agreed to indemnify it for any and all liabilities and expenses related to The Brink's Company's former coal operations, including any health care coverage obligations. The Brink's Company has agreed that this indemnification survives the Company's acquisition of Broadview Security. The Company has evaluated its potential liability under the Coal Act as a contingency in light of all known facts, including the funding of the VEBA, and indemnification provided by The Brinks Company. The Company has concluded that no accrual is necessary due to the existence of the indemnification and its belief that The Brink's Company and VEBA will be able to satisfy all future obligations under the Coal Act.

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

Item 1A.    Risk Factors

        Tyco's significant business risks are described in Part I, Item 1A in our 2010 Form 10-K, to which reference is made herein. Management does not believe that there have been any significant changes in the Company's risk factors since the Company filed the 2010 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
10/23/10–11/26/10	3,240,917	$37.76	3,240,917
11/27/10–12/24/10	9,438,184	$40.01	9,438,184	$500,415,000

        The transactions described in the table above represent the repurchase of common shares on the NYSE as part of the $1.0 billion share repurchase program approved by the Board of Directors in July 2008 ("2008 Share Repurchase Program") and the $1.0 billion share repurchase program approved by the Board of Directors in September 2010 ("2010 Share Repurchase Program"). The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. The 2008 Share Repurchase Program was completed during the quarter ended December 24, 2010. Approximately $500 million remained outstanding under the 2010 Share Repurchase Program as of December 24, 2010.

Item 3.    Defaults Upon Senior Securities

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Exhibit
2.1	Investment Agreement, dated as of November 9, 2010, among Tyco International Ltd., Tyco International Holding S.a.r.l., Atkore International Group Inc. and CD&R Allied Holdings, L.P. (incorporated by reference to Exhibit 2.1 to Tyco International Ltd. current report on Form 8-K filed on November 9, 2010).
3.1
Articles of Association of Tyco International Ltd. (Tyco International AG) (Tyco International SA), amended to reflect change in par value of registered shares (incorporated by reference to Exhibit 3.1 to Tyco International Ltd. current report on Form 8-K filed on November 29, 2010).
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
101
Financial statements from the quarterly report on Form 10-Q of Tyco International Ltd. for the quarter ended December 24, 2010 formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:	/s/ FRANK S. SKLARSKY Frank S. Sklarsky Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 27, 2011