Form 10-Q
period 2011-03-25
TYCO INTERNATIONAL LTD
filed 2011-04-28
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 25, 2011
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

        The number of common shares outstanding as of April 18, 2011 was 468,942,025.

TYCO INTERNATIONAL LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share data)

	For the Quarters Ended		For the Six Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Revenue from product sales	$2,118	$2,395	$4,626	$4,834
Service revenue	1,874	1,699	3,745	3,415

Net revenue	3,992	4,094	8,371	8,249
Cost of product sales	1,468	1,696	3,242	3,437
Cost of services	976	907	1,952	1,782
Selling, general and administrative expenses	1,085	1,094	2,222	2,217
Restructuring, asset impairments and divestiture charges (gain), net (see Notes 2 and 3)	26	(28)	(188)	(17)

Operating income	437	425	1,143	830
Interest income	9	8	18	17
Interest expense	(63)	(75)	(125)	(150)
Other (expense) income, net	(6)	3	(6)	12

Income from continuing operations before income taxes	377	361	1,030	709
Income tax expense	(57)	(53)	(220)	(104)

Income from continuing operations	320	308	810	605
(Loss) income from discontinued operations, net of income taxes	(4)	4	165	10

Net income	316	312	975	615
Less: noncontrolling interest in subsidiaries net income	1	2	1	3

Net income attributable to Tyco common shareholders	$315	$310	$974	$612

Amounts attributable to Tyco common shareholders:
Income from continuing operations	$319	$306	$809	$602
(Loss) income from discontinued operations	(4)	4	165	10

Net income attributable to Tyco common shareholders	$315	$310	$974	$612

Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.68	$0.64	$1.69	$1.26
(Loss) income from discontinued operations	(0.01)	0.01	0.34	0.03

Net income attributable to Tyco common shareholders	$0.67	$0.65	$2.03	$1.29

Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.67	$0.64	$1.67	$1.26
(Loss) income from discontinued operations	(0.01)	0.01	0.34	0.02

Net income attributable to Tyco common shareholders	$0.66	$0.65	$2.01	$1.28

Weighted average number of shares outstanding:
Basic	472	476	480	476
Diluted	477	478	485	479

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except per share data)

	March 25, 2011	September 24, 2010
Assets
Current Assets:
Cash and cash equivalents	$1,840	$1,775
Accounts receivable, less allowance for doubtful accounts of $129 and $161, respectively	2,312	2,493
Inventories	1,353	1,443
Prepaid expenses and other current assets	892	936
Deferred income taxes	364	382
Assets held for sale	—	324

Total current assets	6,761	7,353
Property, plant and equipment, net	3,959	4,156
Goodwill	9,721	9,577
Intangible assets, net	3,437	3,446
Other assets	2,676	2,596

Total Assets	$26,554	$27,128

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$2	$536
Accounts payable	1,167	1,340
Accrued and other current liabilities	2,645	2,671
Deferred revenue	653	618
Liabilities held for sale	—	103

Total current liabilities	4,467	5,268
Long-term debt	4,129	3,652
Deferred revenue	1,158	1,106
Other liabilities	2,906	3,001

Total Liabilities	12,660	13,027

Commitments and Contingencies (see Note 10)
Tyco Shareholders' Equity:
Common shares, CHF 6.70 par value, 814,801,671 shares authorized, 514,502,770 shares issued as of March 25, 2011; CHF 6.70 par value, 814,801,671 shares authorized, 514,502,770 shares issued as of September 24, 2010	2,952	2,948
Common shares held in treasury, 46,216,521 and 26,097,158 shares, as of March 25, 2011 and September 24, 2010, respectively	(1,827)	(976)
Contributed surplus	11,621	12,121
Accumulated earnings	1,288	312
Accumulated other comprehensive loss	(146)	(321)

Total Tyco Shareholders' Equity	13,888	14,084
Noncontrolling interest	6	17

Total Equity	13,894	14,101

Total Liabilities and Equity	$26,554	$27,128

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	For the Six Months Ended
	March 25, 2011	March 26, 2010
Cash Flows From Operating Activities:
Net income attributable to Tyco common shareholders	$974	$612
Noncontrolling interest in subsidiaries net income	1	3
Income from discontinued operations, net of income taxes	(165)	(10)

Income from continuing operations	810	605
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	645	565
Non-cash compensation expense	59	62
Deferred income taxes	122	(36)
Provision for losses on accounts receivable and inventory	48	64
Gain on divestitures	(233)	(45)
Other non-cash items	36	22
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(43)	65
Inventories	(165)	(66)
Prepaid expenses and other current assets	(13)	20
Accounts payable	(99)	(48)
Accrued and other liabilities	(281)	(199)
Other	27	(2)

Net cash provided by operating activities	913	1,007

Net cash (used in) provided by discontinued operating activities	(9)	3
Cash Flows From Investing Activities:
Capital expenditures	(361)	(332)
Proceeds from disposal of assets	5	19
Acquisition of businesses, net of cash acquired	(9)	(152)
Accounts purchased by ADT	(279)	(266)
Divestiture of businesses, net of cash divested	706	28
Other	23	11

Net cash provided by (used in) investing activities	85	(692)

Net cash provided by (used in) discontinued investing activities	259	(3)

Cash Flows From Financing Activities:
Repayments of short-term debt	(532)	(243)
Proceeds from issuance of long-term debt	497	498
Repayment of long-term debt	(2)	(9)
Proceeds from exercise of share options	64	9
Dividends paid	(224)	(214)
Repurchase of common shares by treasury	(1,000)	—
Transfer from discontinued operations	250	—
Other	10	22

Net cash (used in) provided by financing activities	(937)	63

Net cash used in discontinued financing activities	(250)	—

Effect of currency translation on cash	14	1

Net increase in cash and cash equivalents	75	379
Decrease in cash and cash equivalents from deconsolidation of variable interest entity	(10)	—
Cash and cash equivalents at beginning of period	1,775	2,354

Cash and cash equivalents at end of period	$1,840	$2,733

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

For the Six Months Ended March 25, 2011 and March 26, 2010

(in millions)

	Number of Common Shares	Common Shares at Par Value	Treasury Shares	Contributed Surplus	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Total Tyco Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance as of September 25, 2009	474	$3,122	$(214)	$10,940	$(820)	$(87)	$12,941	$13	$12,954
Comprehensive income:
Net income					612		612	3	615
Currency translation						(336)	(336)		(336)
Retirement plans, net of income taxes of $8 million						17	17		17

Total comprehensive income							293	3	296
Dividends declared (see Note 12)		(399)					(399)		(399)
Shares issued from treasury for vesting of share based equity awards	1		49	(40)			9		9
Compensation expense				63			63		63

Balance as of March 26, 2010	475	$2,723	$(165)	$10,963	$(208)	$(406)	$12,907	$16	$12,923

	Number of Common Shares	Common Shares at Par Value	Treasury Shares	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Tyco Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance as of September 24, 2010	488	$2,948	$(976)	$12,121	$312	$(321)	$14,084	$17	$14,101
Comprehensive income:
Net income					974		974	1	975
Deconsolidation of variable interest entity due to adoption of an accounting standard (See Note 1)								(11)	(11)
Currency translation, net of income tax of $1 million						137	137		137
Unrealized loss on marketable securities, net of income tax benefit of $1 million						(2)	(2)		(2)
Retirement plans, net of income taxes of $4 million						40	40		40

Total comprehensive income							1,149	(10)	1,139
Dividends declared (See Note 12)		4		(468)			(464)		(464)
Shares issued from treasury for vesting of share based equity awards	4		154	(90)			64		64
Repurchase of common shares by treasury	(24)		(1,000)				(1,000)		(1,000)
Compensation expense				58			58		58
Other			(5)		2		(3)	(1)	(4)

Balance as of March 25, 2011	468	$2,952	$(1,827)	$11,621	$1,288	$(146)	$13,888	$6	$13,894

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

        References to 2011 and 2010 are to Tyco's fiscal quarters ending March 25, 2011 and March 26, 2010, respectively, unless otherwise indicated.

        Reclassifications—The Company has reclassified certain businesses which have satisfied the criteria to be presented as discontinued operations to (loss) income from discontinued operations in the Consolidated Statements of Operations and assets and liabilities held for sale within the Consolidated Balance Sheets. See Note 2. As a result of the segment realignment prior period segment amounts have been recast to conform to the current period presentation. See Note 15.

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

        In June 2009, the FASB issued authoritative guidance which amended the existing guidance for the consolidation of variable interest entities ("VIE"), to address the elimination of the concept of a qualifying special purpose entity. The guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the significant activities of a VIE, and the obligation to absorb losses or the right to receive benefits that may be significant to the VIE. The guidance became effective for Tyco in the first quarter of fiscal 2011. The Company's population of VIE's is primarily composed of joint ventures that are not material to the Company's financial position, results of operations or cash flows. The adoption of this guidance resulted in the deconsolidation of a joint venture in the Tyco Fire Protection segment, but it did not have a material impact on the Company's financial position, results of operations or cash flows.

2.    Divestitures

        The Company has continued to assess the strategic fit of its various businesses and has pursued divestiture of certain businesses which do not align with its long-term strategy.

        On November 9, 2010, the Company announced that it entered into an investment agreement (the "Agreement") to sell a majority interest in its Electrical and Metal Products business to an affiliate of the private equity firm Clayton, Dubilier & Rice, LLC (the "Investor"). The Company formed a newly incorporated holding company, Atkore International Group Inc. ("Atkore"), to hold the Company's Electrical and Metal Products business. On December 22, 2010, the transaction closed and the Investor acquired shares of a newly-created class of cumulative convertible preferred stock of Atkore (the "Preferred Stock"). The Preferred Stock initially represented 51% of the outstanding capital stock (on an as-converted basis) of Atkore. In connection with the closing, the Company received cash proceeds of approximately $713 million and recorded a gain of $259 million (including a $49 million gain recognized in connection with determining the fair value of the Company's retained ownership interest discussed below) during the first quarter of 2011. During the second quarter, the Company recorded a working capital adjustment of $9 million that reduced the gain on disposal. The gain on disposal is recorded within restructuring, asset impairments and divestiture charges (gain), net in the Company's Consolidated Statement of Operations.

        In connection with the sale, the Company was required to determine the fair value of its retained ownership interest in Atkore. The fair value of the retained ownership interest was determined by implying a total equity value of Atkore using the price paid by the Investor for the Preferred Stock less the expected present value of dividends to be paid on the Preferred Stock (the "Implied Equity Value"). The discount rate used to determine the present value of the expected dividends was calculated by taking the average of the stated return on the Preferred Stock pursuant to the Agreement and Atkore's estimated cost of equity. The Implied Equity Value was then allocated to the Company's retained ownership interest. To arrive at the fair value of the Company's retained ownership interest the Company applied a discount factor to the Company's allocated Implied Equity Value due to the lack of marketability of the common stock of Atkore, which is now privately held. The fair value of the Company's retained ownership interest was determined to be $137 million, resulting in the Company recognizing a $49 million gain upon deconsolidation during the first quarter of fiscal 2011. Tyco's

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.    Divestitures (Continued)

retained ownership interest in Atkore is accounted for under the equity method of accounting and is recorded in other assets in the Company's Consolidated Balance Sheet as of March 25, 2011. The Company's proportionate share of Atkore's net income (loss) is recorded within Other (expense) income, net in the Company's Consolidated Statement of Operations and was a $7 million loss for the quarter ended March 25, 2011. The Company did not record any equity income or loss for the first quarter of 2011 as the amount was not material.

        During the fourth quarter of 2009, the Company approved a plan to sell its French security business, which was part of the Company's Tyco Security Solutions segment. The results of operations were presented in continuing operations as the criteria for discontinued operations had not been met. During the second quarter of 2010, the Company completed the sale and recorded a $53 million pre-tax gain within restructuring, asset impairments and divestiture charges (gain), net in the Company's Consolidated Statement of Operations.

Discontinued Operations

        On September 30, 2010, the Company sold its European water business which was part of the Company's Flow Control segment. The sale was completed for approximately $264 million in cash proceeds, net of $7 million of cash divested on sale, and a pre-tax gain of $168 million was recorded, which was largely exempt from tax. The gain was recorded in (loss) income from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations.

        Net revenue, pre-tax income (loss) from discontinued operations, pre-tax (loss) income on sale of discontinued operations, income tax benefit (expense) and (loss) income from discontinued operations, net of income taxes are as follows ($ millions):

	For the Quarters Ended		For the Six Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Net revenue	$—	$75	$3	$166

Pre-tax income (loss) from discontinued operations	$—	$2	$(5)	$11
Pre-tax (loss) income on sale of discontinued operations	(5)	—	168	—
Income tax benefit (expense)	1	2	2	(1)

(Loss) income from discontinued operations, net of income taxes	$(4)	$4	$165	$10

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.    Divestitures (Continued)

        There were no material pending divestitures as of March 25, 2011. Balance sheet information for material pending divestitures as of September 24, 2010 was as follows ($ in millions):

September 24, 2010
Accounts receivables, net	$70
Inventories	71
Prepaid expenses and other current assets	13
Property, plant and equipment, net	59
Goodwill and intangible assets, net	105
Other assets	6

Total assets	$324

Accounts payable	43
Accrued and other current liabilities	36
Other liabilities	24

Total liabilities	$103

Divestiture Charges (Gain), Net

        During the quarter and six months ended March 25, 2011, the Company recorded a net loss of $13 million and a net gain of $233 million, respectively, in restructuring, asset impairments and divestiture charges (gain), net in the Company's Consolidated Statements of Operations in connection with the divestiture and write-down to fair value less cost to sell of certain businesses that did not meet the criteria for discontinued operations. The net gain for the six months ended March 25, 2011 includes a gain of $250 million recognized in conjunction with the sale of a majority interest in the Company's Electrical and Metal Products business, as discussed above.

        During the quarter and six months ended March 26, 2010, the Company recorded a net gain of $45 million and $44 million, respectively, in restructuring, asset impairment and divestiture charges (gain), net in the Company's Consolidated Statements of Operations in connection with the divestiture and write-down to fair value less cost to sell of certain businesses that did not meet the criteria for discontinued operations. The net gain for the quarter and six months ended March 26, 2010 includes a $53 million gain recognized upon the sale of the Company's French security business, as discussed above.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net (Continued)

        During the quarter and six months ended March 25, 2011, the Company incurred $12 million and $44 million, respectively, of restructuring and asset impairment charges, net. During the quarter ended March 25, 2011, the Company incurred restructuring and asset impairment charges, net of $12 million primarily relating to the 2011 Program. During the six months ended March 25, 2011, the Company incurred restructuring and asset impairment charges, net of $44 million which was comprised of $45 million and $3 million relating to the 2011 Program and the 2007 Program, respectively. These charges were offset by $4 million of net restructuring reversals relating to the 2009 Program. During the quarter and six months ended March 26, 2010, the Company incurred $18 million and $29 million, respectively, of restructuring and asset impairment charges, net relating to the 2009 Program.

2011 Program

        Restructuring and asset impairment charges, net, during the quarter and six months ended March 25, 2011 are as follows ($ in millions):

	For the Quarter Ended March 25, 2011
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Selling, General and Administrative ("SG&A")	Total
Tyco Security Solutions	$2	$1	$(1)	$2
Tyco Fire Protection	2	—	—	2
Tyco Flow Control	4	2	—	6
Corporate and Other	1	1	—	2

Total	$9	$4	$(1)	$12

	For the Six Months Ended March 25, 2011
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in SG&A	Total
Tyco Security Solutions	$3	$3	$—	$6
Tyco Fire Protection	27	—	—	27
Tyco Flow Control	4	2	(1)	5
Corporate and Other	6	1	—	7

Total	$40	$6	$(1)	$45

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net (Continued)

        The rollforward of the reserves from September 24, 2010 to March 25, 2011 is as follows ($ in millions):

Balance as of September 24, 2010	$—
Charges	48
Reversals	(3)
Utilization	(7)
Currency translation	8

Balance as of March 25, 2011	$46

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

        Restructuring and asset impairment charges, net, during the quarter and six months ended March 25, 2011 and March 26, 2010 related to the 2009 Program are as follows ($ in millions):

	For the Quarter Ended March 25, 2011
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
Tyco Security Solutions	$(5)	$3	$(2)
Tyco Fire Protection	1	1	2
Tyco Flow Control	—	(1)	(1)

Total	$(4)	$3	$(1)

	For the Quarter Ended March 26, 2010
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Total
Tyco Security Solutions	$2	$3	$—	$5
Tyco Fire Protection	6	—	—	6
Tyco Flow Control	5	—	1	6
Electrical and Metal Products	—	1	—	1

Total	$13	$4	$1	$18

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net (Continued)

	For the Six Months Ended March 25, 2011
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
Tyco Security Solutions	$(14)	$6	$(8)
Tyco Fire Protection	1	3	4
Tyco Flow Control	—	—	—

Total	$(13)	$9	$(4)

	For the Six Months Ended March 26, 2010
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Charges Reflected in SG&A	Total
Tyco Security Solutions	$6	$4	$—	$—	$10
Tyco Fire Protection	8	(3)	—	1	6
Tyco Flow Control	10	1	1	—	12
Electrical and Metal Products	—	1	—	—	1

Total	$24	$3	$1	$1	$29

        Restructuring and asset impairment charges, net, incurred cumulative to date from initiation of the 2009 Program are as follows ($ in millions):

	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Charges Reflected in SG&A	Total
Tyco Security Solutions	$116	$38	$10	$5	$169
Tyco Fire Protection	93	7	7	2	109
Tyco Flow Control	31	11	4	(1)	45
Electrical and Metal Products	12	5	14	—	31
Corporate and Other	3	7	—	1	11

Total	$255	$68	$35	$7	$365

        The rollforward of the reserves from September 24, 2010 to March 25, 2011 is as follows ($ in millions):

Balance as of September 24, 2010	$135
Charges	19
Utilization	(43)
Reversals	(23)
Divestitures	(13)
Currency translation	(2)

Balance as of March 25, 2011	$73

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net (Continued)

        Restructuring reserves for businesses that have met the held for sale criteria are included in liabilities held for sale on the Consolidated Balance Sheets and excluded from the table above. See Note 2.

2007 and pre-2006 Programs

        During fiscal 2007 and 2008, the Company launched a restructuring program across all of the Company's segments, including the corporate organization, to streamline some of the businesses and reduce the operational footprint (the "2007 Program"). The Company maintained a restructuring reserve related to the 2007 Program of $22 million and $26 million as of March 25, 2011 and September 24, 2010, respectively. The Company incurred $1 and $3 million of charges and utilized $2 million and $5 million of the restructuring reserve balance during the quarter and six months ended March 25, 2011, respectively. In addition, the Company continues to maintain restructuring reserves related to certain programs initiated prior to 2006. The total amount of these reserves was $14 million as of both March 25, 2011 and September 24, 2010. The aggregate remaining reserves related to the 2007 and pre-2006 programs primarily relate to facility exit costs for long-term non-cancelable lease obligations with expirations dates that range from 2011 to 2022 primarily within the Company's Tyco Security Solutions segment.

Total Restructuring Reserves

        As of March 25, 2011 and September 24, 2010, restructuring reserves related to all programs were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	For the Periods Ended
	March 25, 2011	September 24, 2010
Accrued and other current liabilities	$126	$124
Other liabilities	29	51

Total	$155	$175

4.    Acquisitions

Acquisitions

        During the quarter and six months ended March 25, 2011, cash paid for acquisitions included in continuing operations totaled nil and $9 million, primarily within the Company's Tyco Flow Control and Tyco Fire Protection segments.

        On February 23, 2011, the Company reached an agreement with Oceania Capital Partners Limited ("OCP") to acquire OCP's Signature Security Group for approximately AUD 171 million, or approximately $171 million based on the exchange rate in effect on the day the agreement was reached. The transaction is expected to close during the second half of fiscal 2011. Signature Security Group is an electronic security company operating in Australia and New Zealand with over 90,000 customer accounts primarily in small business and residential markets. Following the closing of the transaction, the Company intends to combine Signature Security with the Company's Tyco Security Solutions segment.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Acquisitions (Continued)

        On March 21, 2011, the Company signed a definitive agreement to acquire a 75% equity stake in privately-held KEF Holdings Ltd., a vertically integrated valve manufacturer in the Middle East, for approximately $300 million. The transaction is expected to close during the second half of fiscal 2011. Following the close of the transaction, the Company intends to combine KEF Holdings, Ltd. with the Company's Tyco Flow Control segment.

        During the quarter and six months ended March 26, 2010, cash paid for acquisitions included in continuing operations totaled $9 million and $152 million, net of cash acquired of nil and $1 million, which primarily related to the acquisition of two Brazilian valve companies, including Hiter Industria e Comercio de Controle Termo-Hidraulico Ltda ("Hiter"), a valve manufacturer which serves a variety of industries including the oil and gas, chemical and petrochemical markets. Net cash paid for the Brazilian valve companies totaled $104 million by the Company's Tyco Flow Control segment. In addition, the Company acquired certain assets of a business within the Electrical and Metal Products segment for $39 million and the Tyco Fire Protection segment acquired a business for $9 million.

Acquisition Related Costs

        Acquisition costs are expensed as incurred. In conjunction with the acquisitions of Signature Security and KEF Holdings Ltd., the Company incurred acquisition costs of $3 million, which are recorded in selling, general and administrative expenses in the Company's Consolidated Statement of Operations for the quarter and six months ended March 25, 2011.

        The Company's Tyco Security Solutions segment incurred $9 million and $14 million of integration costs in connection with its acquisition of Broadview Security for the quarter and six months ended March 25, 2011. Such costs are recorded within selling, general and administrative expenses in the Company's Consolidated Statement of Operations.

ADT Account Acquisitions

        During the quarter and six months ended March 25, 2011, the Company paid $146 million and $279 million of cash, respectively, to acquire approximately 129,000 and 250,000 customer contracts for electronic security services in its Tyco Security Solutions segment.

        During the quarter and six months ended March 26, 2010, the Company paid $116 million and $266 million of cash, respectively, to acquire approximately 105,000 and 234,000 customer contracts for electronic security services in its Tyco Security Solutions segment.

5.    Income Taxes

        The Company did not have a significant change to its unrecognized tax benefits during the quarter ended March 25, 2011.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.    Income Taxes (Continued)

        Many of Tyco's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
Australia	2004-2010
Canada	2001-2010
Germany	1998-2010
Italy	2004-2010
South Korea	2006-2010
Switzerland	2000-2010
United Kingdom	2000-2010
United States	1997-2010

        Based on the current status of its income tax audits, the Company believes that it is reasonably possible that between $16 million and $139 million in unrecognized tax benefits may be resolved in the next twelve months.

        At each balance sheet date, management evaluates whether it is more likely than not that the Company's deferred tax assets will be realized and if sufficient future taxable income will be available by assessing current period and projected operating results and other pertinent data. As of March 25, 2011, the Company had recorded deferred tax assets of $1.4 billion, which is comprised of $2.9 billion gross deferred tax assets net of $1.5 billion valuation allowances.

Tax Sharing Agreement and Other Income Tax Matters

        In connection with the spin-offs of Covidien and TE Connectivity, formerly Tyco Electronics, from Tyco (the "Separation"), Tyco entered into a Tax Sharing Agreement that generally governs Covidien's, TE Connectivity's and Tyco's respective rights, responsibilities, and obligations after the Separation with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the distribution of all of the shares of Covidien or TE Connectivity to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Code or certain internal transactions undertaken in anticipation of the spin-offs to qualify for tax-favored treatment under the Code.

        Under the Tax Sharing Agreement, the Company shares responsibility for certain of Tyco's, Covidien's and TE Connectivity's income tax liabilities, which result in cash payments, based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and TE Connectivity share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and TE Connectivity's U.S. and certain non-U.S. income tax returns. The costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties. In connection with the execution of the Tax Sharing Agreement, Tyco established a net receivable from Covidien and TE Connectivity representing the amount the Company expected to receive for pre-Separation uncertain tax positions. Such amounts include any amounts owed to the Internal Revenue Service ("IRS"). As of March 25, 2011 and September 24, 2010, respectively, the aggregate amount of the net receivable was $115 million and $114 million, respectively, of which $89 million for both periods was included in other assets and

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.    Income Taxes (Continued)

$26 million and $25 million, respectively, was included in prepaid expenses and other current assets on the Consolidated Balance Sheet. The Company also established liabilities representing the fair market value of its share of Covidien's and TE Connectivity's estimated obligations, primarily to the IRS, for their pre-Separation taxes covered by the Tax Sharing Agreement. As of March 25, 2011 and September 24, 2010, the Company had recorded $387 million and $398 million, respectively, in other liabilities, and $167 million and $156 million, respectively, in accrued and other current liabilities. During 2011, the Company reclassified $11 million, respectively, from other liabilities to accrued and other current liabilities for a net payment due to Covidien and TE Connectivity related to the resolution of certain IRS audit and pre-Separation tax matters.

        Tyco assesses the shared tax liabilities and related guaranteed liabilities at each reporting period. The receivable and liability were initially recognized with an offset to shareholders' equity in 2007. During the quarters ended March 25, 2011 and March 26, 2010, the Company recorded income of $1 million and $2 million, respectively, in accordance with the Tax Sharing Agreement. During the six months ended March 25, 2011 and March 26, 2010, the Company recorded income of $1 million and $11 million, respectively, in accordance with Tax Sharing Agreement. Tyco will provide payment to Covidien and TE Connectivity under the Tax Sharing Agreement as the shared income tax liabilities are settled. Settlement is expected to occur as the audit process by applicable taxing authorities is completed for the impacted years and cash payments are made. Given the nature of the shared liabilities, the maximum amount of potential future payments is not determinable. Such cash payments, when they occur, will reduce the guarantor liability as such payments represent an equivalent reduction of risk. The Company also assesses the sufficiency of the Tax Sharing Agreement guarantee liability on a quarterly basis and will increase the liability when it is probable that cash payments expected to be made under the Tax Sharing Agreement exceed the recorded balance.

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

        In connection with the aforementioned audits, the IRS proposed civil fraud penalties against a prior subsidiary that was distributed to TE Connectivity in connection with the Separation. The penalties allegedly arise from actions of former executives taken in connection with intercompany transfers of stock of Simplex Technologies in 1998 and 1999. Based on statutory guidelines, the Company estimates the proposed penalties could range between $30 million and $50 million. This is a

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.    Income Taxes (Continued)

pre-Separation tax liability that is covered by the provisions of the Tax Sharing Agreement. Also in connection with the IRS audits described above, during the fourth quarter of 2009, the Company, as Audit Management Party under the Tax Sharing Agreement, reached a settlement agreement with the IRS on certain deductions taken by Tyco, Covidien and TE Connectivity on pre-separation tax returns filed for the periods 2001 to 2004. The settlement did not have a material effect to the Company's results of operations, financial position or cash flows.

        In addition to dealing with pre-Separation tax liabilities of each of the three entities party thereto, the Tax Sharing Agreement contains sharing provisions to address the contingency that the Separation itself, or internal transactions related to the Separation, may be deemed taxable by U.S. or non U.S. taxing authorities. In the event the Separation is determined to be taxable and such determination was the result of actions taken after the Separation by Tyco, Covidien or TE Connectivity, the party responsible for such failure would be responsible for all taxes imposed on each company as a result thereof. If such determination is not the result of actions taken by any of the three companies after the Separation, then Tyco, Covidien and TE Connectivity would be responsible for 27%, 42% and 31%, respectively, of any taxes imposed on any of the companies as a result of such determination. Such tax amounts could be significant. The Company is responsible for all of its own taxes that are not shared pursuant to the Tax Sharing Agreement's sharing formula. In addition, Covidien and TE Connectivity are responsible for their tax liabilities that are not subject to the Tax Sharing Agreement's sharing formula.

        If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party's fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, the Company could be liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, the Company may be obligated to pay amounts in excess of its agreed-upon share of Tyco's, Covidien's and TE Connectivity's tax liabilities. See Note 18.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.    Earnings Per Share

        The reconciliations between basic and diluted earnings per share attributable to Tyco common shareholders are as follows (in millions, except per share data):

	For the Quarter Ended March 25, 2011			For the Quarter Ended March 26, 2010
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$319	472	$0.68	$306	476	$0.64
Share options and restricted share awards	—	5		—	2

Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations attributable to Tyco common shareholders, giving effect to dilutive adjustments	$319	477	$0.67	$306	478	$0.64

	For the Six Months Ended March 25, 2011			For the Six Months Ended March 26, 2010
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$809	480	$1.69	$602	476	$1.26
Share options and restricted share awards	—	5		—	3

Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations attributable to Tyco common shareholders, giving effect to dilutive adjustments	$809	485	$1.67	$602	479	$1.26

        The computation of diluted earnings per share for the quarter and six months ended March 25, 2011 excludes the effect of the potential exercise of share options to purchase approximately 10 million and 12 million shares, respectively, and excludes restricted stock units of approximately nil and 1 million shares, respectively, because the effect would be anti-dilutive.

        The computation of diluted earnings per share for the quarter and six months ended March 26, 2010 excludes the effect of the potential exercise of share options to purchase approximately 16 million shares in both periods and excludes restricted stock units of approximately 2 million in both periods because the effect would be anti-dilutive.

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

        The changes in the carrying amount of goodwill by segment are as follows ($ in millions):

	As of September 25, 2009	Acquisitions/ Purchase Accounting Adjustments	Divestitures	Currency Translation	As of September 24, 2010
Tyco Security Solutions
Gross Goodwill	$5,921	$929	$(3)	$(48)	$6,799
Impairments	(1,332)	—	—	—	(1,332)

Carrying Amount of Goodwill	4,589	929	(3)	(48)	5,467

Tyco Fire Protection
Gross Goodwill	2,638	—	(10)	5	2,633
Impairments	(429)	—	—	—	(429)

Carrying Amount of Goodwill	2,209	—	(10)	5	2,204

Tyco Flow Control
Gross Goodwill	1,993	76	(106)	(57)	1,906
Impairments	—	—	—	—	—

Carrying Amount of Goodwill	1,993	76	(106)	(57)	1,906

Electrical and Metal Products
Gross Goodwill	935	—	—	—	935
Impairments	(935)	—	—	—	(935)

Carrying Amount of Goodwill	—	—	—	—	—

TOTAL
Gross Goodwill	11,487	1,005	(119)	(100)	12,273
Impairments	(2,696)	—	—	—	(2,696)

Carrying Amount of Goodwill	$8,791	$1,005	$(119)	$(100)	$9,577

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Goodwill and Intangible Assets (Continued)

	As of September 24, 2010	Acquisitions/ Purchase Accounting Adjustments	Divestitures	Currency Translation	As of March 25, 2011
Tyco Security Solutions
Gross Goodwill	$6,799	$(1)	$—	$54	$6,852
Impairments	(1,332)	—	—	—	(1,332)

Carrying Amount of Goodwill	5,467	(1)	—	54	5,520

Tyco Fire Protection
Gross Goodwill	2,633	—	—	20	2,653
Impairments	(429)	—	—	—	(429)

Carrying Amount of Goodwill	2,204	—	—	20	2,224

Tyco Flow Control
Gross Goodwill	1,906	4	—	67	1,977
Impairments	—	—	—	—	—

Carrying Amount of Goodwill	1,906	4	—	67	1,977

Electrical and Metal Products
Gross Goodwill	935	—	(935)	—	—
Impairments	(935)	—	935	—	—

Carrying Amount of Goodwill	—	—	—	—	—

TOTAL
Gross Goodwill	12,273	3	(935)	141	11,482
Impairments	(2,696)	—	935	—	(1,761)

Carrying Amount of Goodwill	$9,577	$3	$—	$141	$9,721

        The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets as of March 25, 2011 and September 24, 2010 ($ in millions):

	March 25, 2011			September 24, 2010
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Contracts and related customer relationships	$7,927	$4,870	15 years	$7,664	$4,606	14 years
Intellectual property	551	483	21 years	546	477	20 years
Other	29	18	10 years	29	15	8 years

Total	$8,507	$5,371	15 years	$8,239	$5,098	14 years

Non-Amortizable:
Intellectual property	$214			$213
Other	87			92

Total	$301			$305

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Goodwill and Intangible Assets (Continued)

        Intangible asset amortization expense for the quarters ended March 25, 2011 and March 26, 2010 was $152 million and $127 million, respectively. Intangible asset amortization expense was $304 million and $256 million for the six months ended March 25, 2011 and March 26, 2010, respectively.

        The estimated aggregate amortization expense on intangible assets is expected to be approximately $300 million for the remainder of 2011, $500 million for 2012, $425 million for 2013, $375 million for 2014, $325 million for 2015 and $275 million for 2016.

8.    Debt

        Debt as of March 25, 2011 and September 24, 2010 is as follows ($ in millions):

	March 25, 2011	September 24, 2010
6.75% public notes due 2011(2)	$—	$516
6.0% public notes due 2013	655	655
4.125% public notes due 2014	499	499
3.375% public notes due 2015	498	498
3.75% public notes due 2018	249	—
8.5% public notes due 2019	750	750
7.0% public notes due 2019	432	432
6.875% public notes due 2021	715	715
4.625% public notes due 2023	248	—
Other(1)(2)	85	123

Total debt	4,131	4,188
Less current portion	2	536

Long-term debt	$4,129	$3,652

(1)
$2 million of the amount shown as other, comprise the current portion of the Company's total debt as of March 25, 2011.

(2)
6.75% public notes due 2011, plus $20 million of the amount shown as other, comprise the current portion of the Company's total debt as of September 24, 2010.

  Fair value

        The carrying amount of Tyco's debt subject to the fair value disclosure requirements as of March 25, 2011 and September 24, 2010 was $4,046 million and $4,065 million, respectively. The Company has determined the fair value of such debt to be $4,598 million and $4,730 million as of March 25, 2011 and September 24, 2010, respectively. The Company utilizes various valuation methodologies to determine the fair value of its debt, which is primarily dependent on the type of market in which the Company's debt is traded. When available, the Company uses quoted market prices to determine the fair value of its debt that is traded in active markets. As of March 25, 2011, all of the Company's debt was actively traded.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Debt (Continued)

  Commercial paper

        As of March 25, 2011 and September 24, 2010, Tyco International Finance, S.A. ("TIFSA"), the Company's finance subsidiary, had no commercial paper outstanding.

  Credit facilities

        On March 24, 2011, TIFSA, as the Borrower, and the Company as the Guarantor, entered into a Four-Year Senior Unsecured Credit Agreement, providing for revolving credit commitments in the aggregate amount of $750 million (the "Credit Agreement"). In connection with entering into the Credit Agreement, TIFSA and the Company terminated the existing Three-Year Senior Unsecured Credit Agreement, dated June 24, 2008, which provided for revolving credit commitments in the aggregate amount of $500 million, and which was scheduled to expire in June 2011. The Credit Agreement also reduced the lenders' commitments under the existing Five-Year Senior Unsecured Credit Agreement, dated April 25, 2007, from an aggregate of $1.19 billion to $750 million, and which is scheduled to expire in April 2012.

        As a result of entering into the Credit Agreement and the termination and reduction described above, the Company's committed revolving credit facilities totaled $1.5 billion as of March 25, 2011. These revolving credit facilities may be used for working capital, capital expenditures and general corporate purposes. As of March 25, 2011 there were no amounts drawn under the Company's revolving credit facilities. As of September 24, 2010, no amounts were drawn under the Company's former credit facilities. Interest under the revolving credit facilities is variable and is calculated by reference to LIBOR or an alternate base rate.

  Debt Issuance/Repayment

        On January 12, 2011, TIFSA issued $250 million aggregate principal amount of 3.75% Notes due on January 15, 2018 (the "2018 Notes") and $250 million aggregate principal amount of 4.625% Notes due on January 15, 2023 (the "2023 Notes"), which are fully and unconditionally guaranteed by the Company. TIFSA received total net proceeds of approximately $494 million after deducting debt issuance costs of approximately $1 million for the 2018 Notes and $2 million for the 2023 Notes, as well as debt discount of approximately $1 million for the 2018 Notes and $2 million for the 2023 Notes. The net proceeds of the aforementioned debt issuances were used to fund the repayment upon maturity of all of our outstanding 6.75% Notes due February 2011, along with other available funds. The 2018 Notes and the 2023 Notes are unsecured and rank equally with TIFSA's other unsecured and unsubordinated debt.

        Prior to January 15, 2018 in the case of the 2018 Notes and prior to October 15, 2022 in case of the 2023 Notes, TIFSA may redeem any of the notes at a redemption price equal to the greater of the principal amount of the notes of such series or a make-whole amount, plus in each case, accrued and unpaid interest. On or after October 15, 2022, TIFSA may redeem the 2023 Notes at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. The holders of both the 2018 Notes and the 2023 Notes have the right to require TIFSA to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control triggering event, which requires both a change of control and rating event, each as defined in the indenture governing the notes. The debt issuance costs will be amortized from the date of issuance to the

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Debt (Continued)

maturity date of each series of the notes. Interest is payable semi-annually on January 15th and July 15th for both the 2018 Notes and 2023 Notes.

9.    Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value as of March 25, 2011 and September 24, 2010. The fair value of derivative financial instruments was not material to any of the periods presented. See below for the fair value of investments and Note 8 for debt.

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

        For derivative instruments that are designated and qualify as fair value hedges, the Company documented the relationships between the hedging instruments and hedged items and linked derivatives designated as fair value hedges to specific debt issuances. For transactions designated as hedges, the Company also assessed and documented at the hedge's inception whether the derivatives used in hedging transactions were effective in offsetting changes in fair values associated with the hedged items. The fair value hedges did not result in any hedge ineffectiveness for the quarters and six months ended March 25, 2011 and March 26, 2010. The Company does not use derivative financial instruments for trading or speculative purposes.

        All derivative financial instruments are reported on the Consolidated Balance Sheet at fair value with changes in the fair value of the derivative financial instruments recognized currently in the Company's Statement of Operations, with the exception of net investment hedges for which changes in fair value are reported in the cumulative translation component of accumulated other comprehensive loss to the extent the hedges are effective. The ineffective portion of the hedge, if any, is recognized in the Consolidated Statement of Operations. The derivative financial instruments and impact of such changes in the fair value of the derivative financial instruments was not material to the Consolidated Balance Sheets as of March 25, 2011 and September 24, 2010 or Consolidated Statements of Operations and Statement of Cash Flows for the quarters and six months ended March 25, 2011 and March 26, 2010.

Foreign Currency Exposures

        The Company manages foreign currency exchange rate risk through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact and potential variability in cash flows associated with intercompany loans and accounts receivable, accounts payable and forecasted transactions that are denominated in certain

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Financial Instruments (Continued)

foreign currencies. As of March 25, 2011 and September 24, 2010, the total gross notional amount of the Company's foreign exchange contracts was $754 million and $860 million, respectively.

        Effective March 17, 2009, Tyco changed its jurisdiction of incorporation from Bermuda to Switzerland. Tyco made the final dividend payment in the form of a reduction of capital in February 2011, denominated in Swiss francs (See Note 12). The Company paid dividends in U.S. dollars, based on the exchange rate in effect shortly before the payment date. Fluctuations in the value of the U.S. dollar compared to the Swiss franc between the date the dividend was declared and paid increased or decreased the U.S. dollar amount required to be paid. The Company managed the potential variability in cash flows associated with the dividend payments by entering into derivative financial instruments used as economic hedges of the underlying risk. Beginning in May 2011, the Company will make dividend payments out of contributed surplus in U.S. dollars which will eliminate the need to use currency hedges for dividend payments.

        The Company hedges its net investment in certain foreign operations through the use of foreign exchange forward contracts. The objective is to minimize the exposure to changes in the value of the foreign currency denominated net investment. The aggregate notional amount of these hedges was $210 million and $255 million as of March 25, 2011 and September 24, 2010 respectively. Changes in the fair value of forward contracts qualifying as net investment hedges are reported in cumulative translation component of accumulated other comprehensive loss to the extent the hedges are effective. The ineffective portion of the hedge was not material to the Company's Consolidated Statement of Operations. These contracts did not have a material impact to the Company's Consolidated Balance Sheet as of March 25, 2011 and September 24, 2010.

Interest Rate Exposures

        The Company manages interest rate risk through the use of interest rate swap transactions with financial institutions acting as principal counterparties, which are designated as fair value hedges for accounting purposes. Since the third quarter of 2009, the Company has been entering into interest rate swap transactions with the objective of managing the exposure to interest rate risk by converting interest rates of fixed-rate debt to variable rates. During the second quarter of 2011, the company also entered into interest rate swaps contracts to hedge $155 million notional amount of the 4.125% public notes due 2014. In these contracts, the Company agrees with financial institutions acting as principal counterparties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. In connection with the maturity of the 6.75% public notes during the second quarter of 2011, the Company settled the corresponding interest rate swaps. As of March 25, 2011 and September 24, 2010, the total gross notional amount of the Company's interest rate swap contracts was $1.2 billion and $1.5 billion, respectively.

Commodity Exposures

        During fiscal 2010 and 2011, the Company entered into commodity swaps for copper which are not designated as hedging instruments for accounting purposes, and did not have a material impact on the Company's financial position, results of operations or cash flows.

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

        The Company's exposure to credit risk associated with its derivative instruments is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. As of March 25, 2011, the Company was exposed to industry concentration with financial institutions as well as risk of loss if an individual counterparty or issuer failed to perform its obligations under contractual terms. The maximum amount of loss that the Company would incur as of March 25, 2011 without giving consideration to the effects of legally enforceable master netting agreements was approximately $39 million.

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

Derivative Financial Instruments

        As described above under the caption "Derivative Instruments," derivative assets and liabilities consist principally of forward foreign currency exchange contracts and interest rate swaps. The fair values for these derivative financial instruments are derived from market approach pricing models that take into account the contractual terms and features of each instrument, forward foreign currency rates for the Company's foreign exchange contracts and yield curves for the Company's interest rate swaps existing at the end of the period. Valuations are adjusted to reflect creditworthiness of the counterparty for assets and the creditworthiness of the Company for liabilities. Such adjustments are based on observable market evidence and are categorized as Level 2 exposures. Derivative financial instruments are not presented in the following tables as the derivative financial instruments were not material to any of the periods presented.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following tables present the Company's assets and liabilities measured at fair value on a recurring basis as of March 25, 2011 and September 24, 2010, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the valuation.

	As of March 25, 2011
($ in millions)	Level 1	Level 2	Total
Assets
Available-for-Sale Securities:
Corporate debt securities	$—	$45	$45
U.S. Government debt securities	94	108	202
Other debt securities	—	1	1

Total	$94	$154	$248

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Financial Instruments (Continued)

	As of September 24, 2010
($ in millions)	Level 1	Level 2	Total
Assets
Available-for-Sale Securities:
Corporate debt securities	$—	$60	$60
U.S. Government debt securities	95	122	217
Other debt securities	—	6	6

Total	$95	$188	$283

        During the six months ended March 25, 2011, the Company did not have any significant transfers within the fair value hierarchy.

Other

        The Company had $3.0 billion of intercompany loans designated as permanent in nature as of March 25, 2011 and September 24, 2010, for both periods. For the quarters ended March 25, 2011 and March 26, 2010, the Company recorded $128 million of cumulative translation gain and $78 million of cumulative translation loss, respectively, through accumulated other comprehensive loss related to these loans. For the six months ended March 25, 2011 and March 26, 2010, the Company recorded $133 million of cumulative translation gain and $115 million of cumulative translation loss, respectively, through accumulated comprehensive loss related to these loans.

10.    Commitments and Contingencies

        In connection with the Separation, the Company entered into a liability sharing agreement regarding certain legal actions that were pending against Tyco prior to the Separation. Under the Separation and Distribution Agreement, the Company, Covidien and TE Connectivity are jointly and severally liable for the full amount of any judgments resulting from the actions subject to the agreement, which generally relate to legacy matters that were not specific to the business operations of any of the companies. Substantially all of these legacy matters have been resolved. Additionally, at the time of the Separation, the Company, Covidien and TE Connectivity agreed to allocate responsibility for certain legacy tax claims pursuant to the same formula under the Tax Sharing Agreement. A number of the legacy tax claims remain outstanding. See Note 5.

Legacy Securities Matters

        Since June 2007, the Company has resolved substantially all of the legacy claims related to securities fraud and similar matters, with the exception of the claims related to former management and Mr. Frank Walsh Jr., a former director, described below. During the quarter ended December 24, 2010 certain contingencies related to the previously disclosed settlement of Stumpf v. Tyco International Ltd. class action lawsuit elapsed, and the Company adjusted its remaining reserves for this and other legacy securities matters, recognizing a net gain of $7 million during such quarter.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

In connection with these affirmative actions, Mr. Kozlowski, through counterclaims, and Mr. Swartz, through demand letters, are seeking an aggregate of approximately $134 million allegedly due in connection with their compensation and retention arrangements and under ERISA.

        With respect to Mr. Kozlowski, on December 1, 2010, the U.S. District Court for the Southern District of New York ruled in favor of several of the Company's affirmative claims against him before trial, while dismissing all of Kozlowski's counterclaims for pay and benefits after 1995. The Company expects Mr. Kozlowski to appeal this decision after final judgment is entered. As a result, the Company has and will continue to maintain the reserve recorded in its Consolidated Balance Sheet for the amounts allegedly due under his compensation and retention arrangements and under ERISA until the appeals process is complete. Although the ultimate resolution of this matter could differ materially from these estimates, the Company does not believe such resolution would have a material adverse effect on its financial position, results of operations or cash flows.

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

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of March 25, 2011, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $25 million to $80 million. As of March 25, 2011, Tyco concluded that the best estimate within this range is approximately $34 million, of which $11 million is included in accrued and other current liabilities and $23 million is included in other liabilities in the Company's Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payments of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos Matters

        The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims, a large percentage of these suits have not presented viable legal claims and, as a result,

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

have been dismissed by the courts. The Company's strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. As of March 25, 2011, there were approximately 4,400 lawsuits pending against the Company, its subsidiaries or entities for which the Company has assumed responsibility. Each lawsuit typically includes several claims, and the Company has determined that there were approximately 5,300 claims outstanding as of March 25, 2011, which amount reflects the Company's current estimate of the number of viable claims made against it, its affiliates or entities for which it has assumed responsibility in connection with acquisitions or divestitures. This amount includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants or are duplicative of other actions.

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

        As of March 25, 2011, the Company's estimated net liability of $91 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $302 million, and separately as an asset for insurance recoveries of $211 million. Similarly, as of September 24, 2010, the Company's estimated net liability of $106 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $309 million, and separately as an asset for insurance recoveries of $203 million.

        The amounts recorded by the Company for asbestos-related liabilities and insurance-related assets are based on currently available information as well as estimates and assumptions. Key variables and assumptions include the number and type of new claims that are filed each year, the average cost of resolution of claims, the resolution of coverage issues with insurance carriers, amount of insurance and the solvency risk with respect to the Company's insurance carriers. Furthermore, predictions with respect to these variables are subject to greater uncertainty in the later portion of the projection period. Other factors that may affect the Company's liability and cash payments for asbestos-related matters include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms of state or federal tort legislation and the applicability of insurance policies among subsidiaries. The Company believes that its asbestos-related reserves as of March 25, 2011 are

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

appropriate. However, actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company's calculations vary significantly from actual results.

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

        Covidien and TE Connectivity agreed, in connection with the Separation, to cooperate with the Company in its responses regarding these matters. Any judgment required to be paid or settlement or other cost incurred by the Company in connection with the FCPA investigations matters would be subject to the liability sharing provisions of the Separation and Distribution Agreement, which assigned liabilities primarily related to the former Healthcare and Electronics businesses of the Company to Covidien and TE Connectivity, respectively, and provides that the Company will retain liabilities primarily related to its continuing operations. Any liabilities not primarily related to a particular segment will be shared equally among the Company, Covidien and TE Connectivity.

        As previously disclosed, in early 2007 certain former subsidiaries in the Company's Flow Control business were charged, prior to their divestiture, by the German Federal Cartel Office ("FCO") with engaging in anti-competitive practices, in particular with regard to its hydrant, valve, street box and fittings business. The Company investigated this matter and determined that the conduct may have violated German competition law. The Company is cooperating with the FCO in its ongoing investigation of this violation. The Company cannot estimate the range of potential loss that may result from this violation. It is possible that the Company may be subject to civil or criminal proceedings and

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its financial position, results of operations or cash flows.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million. The quarterly withdrawal liability payments are $1.1 million, $16.5 million of which has been cumulatively paid through March 25, 2011. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Commitments and Contingencies (Continued)

ADT Dealer Litigation

        As previously reported, in 2002, the SEC's Division of Enforcement conducted an investigation related to past accounting practices for dealer connect fees that ADT had charged to its authorized dealers upon purchasing customer accounts. The investigation related to accounting practices employed by the Company's former management, which were discontinued in 2003. Although the Company settled with the SEC in 2006, a number of former dealers and related parties have filed lawsuits against the Company in the United States and in other countries, including a class action lawsuit filed in the District Court of Arapahoe County, Colorado, alleging breach of contract and other claims related to ADT's decision to terminate certain authorized dealers in 2002 and 2003. In February 2010, the Court granted a directed verdict in ADT's favor dismissing a number of the plaintiffs' key claims. The plaintiffs have appealed this verdict. While it is not possible at this time to predict the final outcome of these lawsuits, the Company does not believe these claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

        Income Tax Matters—See Note 5 for a more detailed discussion of the status of the Company's outstanding income tax audits.

11.    Retirement Plans

        Defined Benefit Pension Plans—The Company sponsors a number of pension plans. The following disclosures exclude the impact of plans which are immaterial individually and in the aggregate. The net periodic benefit cost for the Company's material U.S. and non-U.S. defined benefit pension plans is as follows ($ in millions):

	U.S. Plans
	For the Quarters Ended		For the Six Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Service cost	$2	$3	$5	$5
Interest cost	10	12	21	24
Expected return on plan assets	(12)	(12)	(25)	(24)
Amortization of net actuarial loss	3	6	6	13

Net periodic benefit cost	$3	$9	$7	$18

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    Retirement Plans (Continued)

	Non-U.S. Plans
	For the Quarters Ended		For the Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2011	2010	2011	2010
Service cost	$4	$7	$9	$14
Interest cost	17	19	34	38
Expected return on plan assets	(17)	(17)	(35)	(34)
Amortization of prior service cost	—	(1)	—	(2)
Amortization of net actuarial loss	3	7	6	14

Net periodic benefit cost	$7	$15	$14	$30

        The estimated net actuarial loss for U.S. pension benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the current fiscal year is expected to be $10 million.

        The estimated net actuarial loss for non-U.S. pension benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the current fiscal year is expected to be $12 million.

        The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates and to make discretionary voluntary contributions from time-to-time. The Company anticipates that it will contribute at least the minimum required to its pension plans in fiscal year 2011 of $10 million for U.S. plans and $60 million for non-U.S. plans. The Company also anticipates making voluntary contributions of approximately $20 million to its U.S. plans during 2011. During the six months ended March 25, 2011 the Company contributed $2 million to its U.S. pension plans and $33 million to its non-U.S. pension plans, respectively.

        Postretirement Benefit Plans—Net periodic postretirement benefit cost was insignificant for both periods.

12.    Shareholders' Equity

Dividends

        Pursuant to Swiss law, dividend payments made prior to January 1, 2011 were subjected to Swiss withholding taxes unless they were made in the form of a return of capital from the Company's registered share capital. As a result, the Company paid dividends in the form of a reduction of registered share capital through February 2011. Due to a change in Swiss law effective January 1, 2011, the Company may now make dividend payments from its contributed surplus equity position in its Swiss statutory accounts free of Swiss withholding taxes. Unlike payments made in the form of a reduction to registered share capital, which are required to be denominated in Swiss francs and converted to U.S. dollars at the time of payment, payments from the contributed surplus account may effectively be denominated in U.S. dollars.

        Under Swiss law, the authority to declare dividends is vested in the general meeting of shareholders, and on March 9, 2011, the Company's shareholders approved an annual dividend on the Company's common shares of $1.00 per share, which will be paid from contributed surplus in four

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Shareholders' Equity (Continued)

installments of $0.25 per share. The first installment of $0.25 will be paid on May 25, 2011 to shareholders of record on April 29, 2011. As a result, the Company recorded an accrued dividend of $468 million as of March 9, 2011. The accrued dividend is recorded in accrued and other current liabilities in the Company's Consolidated Balance Sheet. On the Company's Consolidated Balance Sheet, this amount is recorded as a reduction of contributed surplus.

        On March 10, 2010, the Company's shareholders approved an annual dividend on the Company's common shares of CHF 0.90 per share, which was paid in the form of a return on capital in four installments of CHF 0.22, CHF 0.22, CHF 0.23 and CHF 0.23 to shareholders on record on May 14, 2010, July 30, 2010, October 29, 2010 and January 28, 2011, respectively. As a result, the Company recorded an accrued dividend of CHF 428 million as of March 10, 2010, which approximated $399 million based on the exchange rate in effect on that date. The accrued dividend is recorded in accrued and other current liabilities in the Company's Consolidated Balance Sheet as of March 26, 2010. On the Company's Consolidated Balance Sheet, this amount is recorded as a reduction of common shares, which reduces the par value of the Company's common shares from CHF 7.60 to CHF 6.70. The installments were paid in U.S. dollars converted from Swiss Francs at the USD/CHF exchange rate in effect shortly before the payment dates.

Common Stock

        As of March 25, 2011, the Company's share capital amounted to CHF 3,446,822,712, or 514,451,151 registered common shares with a par value of CHF 6.70 per share. At the March 9, 2011 annual general meeting, shareholders approved the cancellation of 28,088,101 registered shares, which is expected to be effective once certain administrative steps are taken to register the corresponding CHF 188,190,277 capital reduction in Switzerland. Until March 9, 2013, the Board of Directors may increase the Company's share capital by a maximum amount of CHF 1,628,100,000 by issuing a maximum of 243,000,000 shares. In addition, until March 9, 2013 (i) the share capital of the Company may be increased by an amount not exceeding CHF 321,127,717 through the issue of a maximum of 47,929,510 shares through the exercise of conversion and/or option or warrant rights granted in connection with bonds, notes or similar instruments and (ii) the share capital of the Company may be increased by an amount not exceeding CHF 321,127,717 through the issue of a maximum of 47,929,510 shares to employees and other persons providing services to the Company. Although the Company states its par value in Swiss francs, it continues to use the U.S. dollar as its reporting currency for preparing its Consolidated Financial Statements.

Share Repurchase Program

        The Company's Board of Directors approved the $1.0 billion 2010 share repurchase program and the $1.0 billion 2008 share repurchase program, in September 2010 and July 2008, respectively. During the six months ended March 25, 2011, the Company repurchased approximately 24 million shares for approximately $1 billion under the 2008 and 2010 share repurchase programs, which reduced the amount of common shares outstanding and decreased the dividends declared on the Consolidated Statement of Shareholders' Equity as of March 25, 2011. The 2008 share repurchase program was completed and the 2010 share repurchase program was substantially completed during the six months ended March 25, 2011.

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

14.    Accumulated Other Comprehensive (Loss) Income

        The components of accumulated other comprehensive (loss) income are as follows ($ in millions):

	Currency Translation(1)(2)	Unrealized Gain (Loss) on Marketable Securities	Retirement Plans	Accumulated Other Comprehensive Loss
Balance as of September 25, 2009	$415	$4	$(506)	$(87)
Pre-tax current period change	(336)	—	25	(311)
Income tax expense	—	—	(8)	(8)

Balance as of March 26, 2010	$79	$4	$(489)	$(406)

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14.    Accumulated Other Comprehensive (Loss) Income (Continued)

	Currency Translation(1)(2)	Unrealized Gain (Loss) on Marketable Securities	Retirement Plans	Accumulated Other Comprehensive (Loss) Income
Balance as of September 24, 2010	$214	$4	$(539)	$(321)
Pre-tax current period change	173	(3)	11	181
Divestiture of the Electrical and Metal Products business	(35)	—	33	(2)
Income tax (expense) benefit	(1)	1	(4)	(4)

Balance as of March 25, 2011	$351	$2	$(499)	$(146)

(1)
During the six months ended March 25, 2011 and March 26, 2010, $164 million and $63 million, respectively, of cumulative translation gains, were transferred from currency translation adjustments as a result of the sale of foreign entities. Of these amounts, $126 million and nil, respectively, were included in (loss) income from discontinued operations.

(2)
Income tax of the net investment hedge was $1 million and nil for the six months ended March 25, 2011 and March 26, 2010, respectively.

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

        As a result of the realignment of these business activities and the reclassification of businesses that have been classified as discontinued operations, the revenue and operating income for the quarter and

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    Consolidated Segment Data (Continued)

six months ending March 26, 2010 have been recast. Selected information by segment is presented in the following tables ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Net revenue(1):
Tyco Security Solutions	$2,079	$1,852	$4,186	$3,766
Tyco Fire Protection	1,109	1,082	2,208	2,194
Tyco Flow Control	804	824	1,630	1,656
Electrical and Metal Products	—	336	347	633

Net revenue	$3,992	$4,094	$8,371	$8,249

(1)
Revenue by operating segment excludes intercompany transactions.

	For the Quarters Ended		For the Six Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Operating income (loss):
Tyco Security Solutions	$323	$312	$670	$580
Tyco Fire Protection	128	103	216	212
Tyco Flow Control	86	91	186	193
Electrical and Metal Products	—	24	7	47
Corporate and Other(1)	(100)	(105)	64	(202)

Operating income	$437	$425	$1,143	$830

(1)
Operating income for the six months ended March 25, 2011 included a gain of $250 million related to the sale of a majority interest of the Company's Electrical and Metal Products business. See Note 2.

16.    Inventory

        Inventories consisted of the following ($ in millions):

	March 25, 2011	September 24, 2010
Purchased materials and manufactured parts	$459	$504
Work in process	184	192
Finished goods	710	747

Inventories	$1,353	$1,443

        Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17.    Property, Plant and Equipment

        Property, plant and equipment consisted of the following ($ in millions):

	March 25, 2011	September 24, 2010
Land	$142	$154
Buildings	687	816
Subscriber systems	6,319	6,085
Machinery and equipment	2,225	2,457
Property under capital leases(1)	62	62
Construction in progress	150	154
Accumulated depreciation(2)	(5,626)	(5,572)

Property, Plant and Equipment, net	$3,959	$4,156

(1)
Property under capital leases consists primarily of buildings.

(2)
Accumulated amortization of capital lease assets was $38 million and $34 million as of March 25, 2011 and September 24, 2010, respectively.

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

        There are certain guarantees or indemnifications extended among Tyco, Covidien and TE Connectivity in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. At the time of the Separation, Tyco recorded a liability necessary to recognize the fair value of such guarantees and indemnifications. In the absence of observable transactions for identical or similar guarantees, the Company determined the fair value of these guarantees and indemnifications utilizing expected present value measurement techniques. Significant assumptions utilized to determine fair value included determining a range of potential outcomes, assigning a probability weighting to each potential outcome and estimating the anticipated timing of resolution. The probability weighted outcomes were discounted using the Company's incremental borrowing rate. The liability necessary to reflect the fair value of guarantees and indemnifications under the Tax Sharing agreement was $554 million (of which $167 million and $156 million are included in accrued and other current liabilities and the remaining amounts in other liabilities as of March 25, 2011 and September 24, 2010, respectively), on the Company's Consolidated Balance Sheets as of both March 25, 2011 and September 24, 2010. During 2011, the Company reclassified $11 million from other liabilities to accrued and other current liabilities for a net payment due to Covidien and TE Connectivity related to the resolution of certain IRS audit and pre-Separation tax matters. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. See Note 5.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Guarantees (Continued)

        In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien and TE Connectivity operating entities. In connection with the Separation, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien or TE Connectivity. To the extent these guarantees were not assigned prior to the Separation date, Tyco assumed primary liability on any remaining such support. The Company's obligations were $4 million, which were included in other liabilities on the Company's Consolidated Balance Sheets as of March 25, 2011 and September 24, 2010, respectively, with an offset to shareholders' equity on the Separation date.

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

        The Company records estimated product warranty costs at the time of sale. The changes in the carrying amount of the Company's warranty accrual from September 24, 2010 to March 25, 2011 were as follows ($ in millions):

Balance as of September 24, 2010	$57
Warranties issued	13
Changes in estimates	(4)
Settlements	(13)
Currency translation	1

Balance as of March 25, 2011	$54

        Warranty accruals for businesses that have met the held for sale criteria are included in liabilities held for sale on the Consolidated Balance Sheets and excluded from the table above. See Note 2.

19.    Tyco International Finance S.A.

        TIFSA, a wholly-owned subsidiary of the Company, has public debt securities outstanding which are fully and unconditionally guaranteed by Tyco. See Note 8. The following tables present condensed consolidating financial information for Tyco, TIFSA and all other subsidiaries. Condensed financial information for Tyco and TIFSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended March 25, 2011

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$3,992	$—	$3,992
Cost of product sales and services	—	—	2,444	—	2,444
Selling, general and administrative expenses	5	—	1,080	—	1,085
Restructuring, asset impairments and divestiture charges (gain), net	—	—	26	—	26

Operating (loss) income	(5)	—	442	—	437
Interest income	—	—	9	—	9
Interest expense	—	(61)	(2)	—	(63)
Other income (expense), net	1	—	(7)	—	(6)
Equity in net income of subsidiaries	623	293	—	(916)	—
Intercompany interest and fees	(300)	90	210	—	—

Income from continuing operations before income taxes	319	322	652	(916)	377
Income tax expense	—	(8)	(49)	—	(57)

Income from continuing operations	319	314	603	(916)	320
Loss from discontinued operations, net of income taxes	(4)	(4)	(4)	8	(4)

Net income	315	310	599	(908)	316
Less: noncontrolling interest in subsidiaries net income	—	—	1	—	1

Net income attributable to Tyco common shareholders	$315	$310	$598	$(908)	$315

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended March 26, 2010

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$4,094	$—	$4,094
Cost of product sales and services	—	—	2,603	—	2,603
Selling, general and administrative expenses	5	2	1,087	—	1,094
Restructuring, asset impairments and divestiture charges (gain), net	—	—	(28)	—	(28)

Operating (loss) income	(5)	(2)	432	—	425
Interest income	—	—	8	—	8
Interest expense	—	(74)	(1)	—	(75)
Other income, net	3	—	—	—	3
Equity in net income of subsidiaries	654	269	—	(923)	—
Intercompany interest and fees	(346)	155	191	—	—

Income from continuing operations before income taxes	306	348	630	(923)	361
Income tax expense	—	(22)	(31)	—	(53)

Income from continuing operations	306	326	599	(923)	308
Income from discontinued operations, net of income taxes	4	4	4	(8)	4

Net income	310	330	603	(931)	312
Less: noncontrolling interest in subsidiaries net income	—	—	2	—	2

Net income attributable to Tyco common shareholders	$310	$330	$601	$(931)	$310

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended March 25, 2011

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$8,371	$—	$8,371
Cost of product sales and services	—	—	5,194	—	5,194
Selling, general and administrative expenses	1	5	2,216	—	2,222
Restructuring, asset impairments and divestiture charges (gain), net	—	—	(188)	—	(188)

Operating (loss) income	(1)	(5)	1,149	—	1,143
Interest income	—	—	18	—	18
Interest expense	—	(122)	(3)	—	(125)
Other income (expense), net	1	—	(7)	—	(6)
Equity in net income of subsidiaries	1,461	744	—	(2,205)	—
Intercompany interest and fees	(652)	180	472	—	—

Income from continuing operations before income taxes	809	797	1,629	(2,205)	1,030
Income tax expense	—	(15)	(205)	—	(220)

Income from continuing operations	809	782	1,424	(2,205)	810
Income from discontinued operations, net of income taxes	165	165	165	(330)	165

Net income	974	947	1,589	(2,535)	975
Less: noncontrolling interest in subsidiaries net income	—	—	1	—	1

Net income attributable to Tyco common shareholders	$974	$947	$1,588	$(2,535)	$974

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended March 26, 2010

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$8,249	$—	$8,249
Cost of product sales and services	—	—	5,219	—	5,219
Selling, general and administrative expenses	9	3	2,205	—	2,217
Restructuring, asset impairments and divestiture charges (gain), net	—	—	(17)	—	(17)

Operating (loss) income	(9)	(3)	842	—	830
Interest income	—	—	17	—	17
Interest expense	—	(147)	(3)	—	(150)
Other income, net	12	—	—	—	12
Equity in net income of subsidiaries	1,279	572	—	(1,851)	—
Intercompany interest and fees	(680)	170	510	—	—

Income from continuing operations before income taxes	602	592	1,366	(1,851)	709
Income tax expense	—	(4)	(100)	—	(104)

Income from continuing operations	602	588	1,266	(1,851)	605
Income from discontinued operations, net of income taxes	10	10	10	(20)	10

Net income	612	598	1,276	(1,871)	615
Less: noncontrolling interest in subsidiaries net income	—	—	3	—	3

Net income attributable to Tyco common shareholders	$612	$598	$1,273	$(1,871)	$612

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 25, 2011

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,840	$—	$1,840
Accounts receivable, net	—	—	2,312	—	2,312
Inventories	—	—	1,353	—	1,353
Intercompany receivables	1,090	25	17,136	(18,251)	—
Prepaid expenses and other current assets	27	—	865	—	892
Deferred income taxes	—	—	364	—	364
Assets held for sale	—	—	—	—	—

Total current assets	1,117	25	23,870	(18,251)	6,761
Property, plant and equipment, net	—	—	3,959	—	3,959
Goodwill	—	—	9,721	—	9,721
Intangible assets, net	—	—	3,437	—	3,437
Investment in subsidiaries	46,975	17,882	—	(64,857)	—
Intercompany loans receivable	—	12,489	19,937	(32,426)	—
Other assets	90	303	2,283	—	2,676

Total Assets	$48,182	$30,699	$63,207	$(115,534)	$26,554

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$—	$2	$—	$2
Accounts payable	—	—	1,167	—	1,167
Accrued and other current liabilities	645	51	1,949	—	2,645
Deferred revenue	—	—	653	—	653
Intercompany payables	10,830	6,315	1,106	(18,251)	—
Liabilities held for sale	—	—	—	—	—

Total current liabilities	11,475	6,366	4,877	(18,251)	4,467
Long-term debt	—	4,071	58	—	4,129
Intercompany loans payable	22,421	1,322	8,683	(32,426)	—
Deferred revenue	—	—	1,158	—	1,158
Other liabilities	398	—	2,508	—	2,906

Total Liabilities	34,294	11,759	17,284	(50,677)	12,660

Tyco Shareholders' Equity:
Preference shares	—	—	2,500	(2,500)	—
Common shares	2,952	—	—	—	2,952
Common shares held in treasury	(1,075)	—	(752)	—	(1,827)
Other shareholders' equity	12,011	18,940	44,169	(62,357)	12,763

Total Tyco Shareholders' Equity	13,888	18,940	45,917	(64,857)	13,888
Noncontrolling interest	—	—	6	—	6

Total Equity	13,888	18,940	45,923	(64,857)	13,894

Total Liabilities and Equity	$48,182	$30,699	$63,207	$(115,534)	$26,554

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended March 25, 2011

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(406)	$1,270	$49	$—	$913
Net cash used in discontinued operating activities	—	—	(9)	—	(9)
Cash Flows From Investing Activities:
Capital expenditures	—	—	(361)	—	(361)
Proceeds from disposal of assets	—	—	5	—	5
Acquisition of businesses, net of cash acquired	—	—	(9)	—	(9)
Accounts purchased by ADT	—	—	(279)	—	(279)
Divestiture of businesses, net of cash divested	—	—	706	—	706
Intercompany dividend from subsidiary	—	9	—	(9)	—
Net increase in intercompany loans	—	(1,240)	—	1,240	—
Decrease (increase) in investment in subsidiaries	52	(5)	(72)	25	—
Other	—	(12)	35	—	23

Net cash provided by (used in) in investing activities	52	(1,248)	25	1,256	85
Net cash provided by discontinued investing activities	—	—	259	—	259
Cash Flows From Financing Activities:
Net repayments of debt	—	(19)	(18)	—	(37)
Proceeds from exercise of share options	—	—	64	—	64
Dividends paid	(224)	—	—	—	(224)
Intercompany dividend to parent	—	—	(9)	9	—
Repurchase of common shares by treasury	(500)	—	(500)	—	(1,000)
Net intercompany loan borrowings	1,059	—	181	(1,240)	—
Increase in equity from parent	—	—	25	(25)	—
Transfer from discontinued operations	—	—	250	—	250
Other	19	(3)	(6)	—	10

Net cash provided by (used in) financing activities	354	(22)	(13)	(1,256)	(937)
Net cash used in discontinued financing activities	—	—	(250)	—	(250)
Effect of currency translation on cash	—	—	14	—	14

Net increase in cash and cash equivalents	—	—	75	—	75
Decrease in cash from deconsolidation of variable interest entity	—	—	(10)	—	(10)
Cash and cash equivalents at beginning of period	—	—	1,775	—	1,775

Cash and cash equivalents at end of period	$—	$—	$1,840	$—	$1,840

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended March 26, 2010

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(13)	$(330)	$1,350	$—	$1,007
Net cash provided by discontinued operating activities	—	—	3	—	3
Cash Flows From Investing Activities:
Capital expenditures	—	—	(332)	—	(332)
Proceeds from disposal of assets	—	—	19	—	19
Acquisition of businesses, net of cash acquired	—	—	(152)	—	(152)
Accounts purchased by ADT	—	—	(266)	—	(266)
Divestiture of businesses, net of cash divested	—	—	28	—	28
Net increase in intercompany loans	—	(410)	—	410	—
(Increase) decrease in investment in subsidiaries	(2)	457	—	(455)	—
Other	—	—	11	—	11

Net cash (used in) provided by investing activities	(2)	47	(692)	(45)	(692)
Net cash used in discontinued investing activities	—	—	(3)	—	(3)
Cash Flows From Financing Activities:
Net borrowings (repayments) of debt	—	291	(45)	—	246
Proceeds from exercise of share options	—	—	9	—	9
Dividends paid	(214)	—	—	—	(214)
Net intercompany loan borrowings	204	—	206	(410)	—
Decrease in equity from parent	—	—	(455)	455	—
Other	25	(3)	—	—	22

Net cash provided by (used in) financing activities	15	288	(285)	45	63
Net cash used in discontinued financing activities	—	—	—	—	—
Effect of currency translation on cash	—	—	1	—	1

Net increase in cash and cash equivalents	—	5	374	—	379
Cash and cash equivalents at beginning of period	—	—	2,354	—	2,354

Cash and cash equivalents at end of period	$—	$5	$2,728	$—	$2,733

20. Subsequent Events

        On April 28, 2011, the Company announced that the Board of Directors authorized a $1.0 billion share repurchase program.

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

Introduction

        The unaudited Consolidated Financial Statements include the consolidated results of Tyco International Ltd., a company organized under the laws of Switzerland, and its subsidiaries (hereinafter collectively referred to as "we", the "Company" or "Tyco"). The financial statements have been prepared in United States dollars ("USD"), in accordance with accounting principles generally accepted in the United States ("GAAP").

        During the first quarter of fiscal 2011, we realigned our Safety Products segment between our ADT Worldwide and Fire Protection segments to create two new segments: Tyco Security Solutions and Tyco Fire Protection. Tyco Security Solutions consists of the former ADT Worldwide segment as well as the portion of the former Safety Products segment that manufactures security products including intrusion, security, access control and video management systems. Tyco Fire Protection consists of the former Fire Protection Services segment as well as a number of businesses from the former Safety Products segment including the fire suppression, fire detection and life safety products businesses. In addition, various businesses were realigned between Tyco Security Solutions and Tyco Fire Protection.

        As a result of this realignment, as well as the sale of a majority interest in our Electrical and Metal Products business further described below, we have three core businesses: Tyco Security Solutions, Tyco Fire Protection and Tyco Flow Control. See Note 15 to the Consolidated Financial Statements.

        As noted below, we sold a majority interest in our Electrical and Metal Products business on December 22, 2010. During the first fiscal quarter of 2011, we began operating in the following business segments:

  •
  Tyco Security Solutions designs, sells, installs, services and monitors electronic security, productivity and lifestyle enhancement systems for residential, commercial, industrial and governmental customers. In addition, Tyco Security Solutions designs, manufactures and sells security products including intrusion, security, access control, electronic article surveillance and video management systems.

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

        On November 9, 2010, we announced that we entered into an investment agreement (the "Agreement") to sell a majority interest in our Electrical and Metal Products business to an affiliate of the private equity firm Clayton, Dubilier & Rice, LLC (the "Investor"). We formed a newly incorporated holding company, Atkore International Group Inc. ("Atkore"), to hold our Electrical and Metal Products business. On December 22, 2010, the transaction closed and the Investor acquired shares of a newly-created class of cumulative convertible preferred stock of Atkore (the "Preferred Stock"). The Preferred Stock initially represented 51% of the outstanding capital stock (on an as-converted basis) of Atkore. In connection with the closing, we received cash proceeds of approximately $713 million and recorded a gain of $259 million, (including a $49 million gain recognized in connection with determining the fair value of the Company's retained ownership interest) during the first quarter of 2011. During the second quarter, we recorded a working capital adjustment of $9 million that reduced the gain on disposal. The gain on disposal is recorded within restructuring, asset impairments and divestiture charges (gain), net in our Consolidated Statement of Operations.

        Additionally, during the third quarter of fiscal 2010, our Board of Directors approved a plan to sell our European water business, which was part of our Tyco Flow Control segment. The business met the held for sale and discontinued operations criteria and has been included in discontinued operations for all periods presented. The sale was completed for approximately $264 million in cash proceeds, net of $7 million of cash divested on sale, and a pre-tax gain of $168 million, which was largely exempt from tax. The gain was recorded in (loss) income from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations.

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

Overview

        Net revenue of $4.0 billion decreased $102 million, or 2.5%, for the quarter ended March 25, 2011 as compared to the quarter ended March 26, 2010 and included favorable changes in foreign exchange rates of $70 million. On a six month basis, net revenue increased by $122 million, or 1.5%, to $8.4 billion, and included an $83 million favorable change in foreign currency exchange rates. Net revenue decreased in the quarter ended March 25, 2011, primarily due to the sale of a majority interest in our Electrical and Metal Products business on December 22, 2010, which contributed $336 million in net revenue during the second quarter of fiscal 2010. Although overall net revenue decreased, net revenue increased in our Tyco Security Solutions and Tyco Fire Protection businesses. However, net revenue for the six months ended March 25, 2011 increased despite the sale of a majority interest in our Electrical and Metal Products business, which contributed $633 million during the six months ended March 26, 2010. The increase in net revenue was attributable to strength in our Tyco Security Solutions and Tyco Fire Protection segments, offset by weakness in our Flow Control Segment. Net revenue increased in both the quarter and six months in our Tyco Security Solutions segment, reflecting growth in customer accounts primarily related to the Broadview Security acquisition, partially offset by divested revenues primarily related to the sale of our French security business. Net revenues in our Tyco Fire Protection segment were up slightly in both the quarter and six months, due to volume improvements in service and products revenue slightly offset by a decline in systems installation revenue. Net revenue in our Tyco Flow Control segment decreased in both the quarter and six months primarily due to a decline in our Water & Environmental Systems business.

        Service revenue, which is primarily recurring in nature, represented approximately 47% and 45% of our overall revenue for the quarter and six months ended March 25, 2011, respectively compared to 41% for both the quarter and six months ended March 26, 2010. Service revenue as a percentage of net revenue increased primarily due to the divestiture of our Electrical and Metal Products business, which was primarily a non-service revenue business. Service revenues are principally derived from our Tyco

Security Solutions and Tyco Fire Protection businesses, and represent a consistent source of revenue from monitoring and maintenance services under contractual agreements. Recurring revenue in our Tyco Security Solutions business grew to approximately 58% of Tyco Security Solutions' total revenue as of March 25, 2011, compared to approximately 55% as of March 26, 2010, which is primarily due to the Broadview Security acquisition. In the Tyco Fire Protection business, service revenue increased by approximately 1.4% and 0.9% for the quarter and six months ended March 25, 2011, respectively, to approximately $427 million and $853 million, respectively. For the quarter and six months ended March 25, 2011, non-service revenue in Tyco Security Solutions and Tyco Fire Protection improved slightly compared to the prior periods, due to strength in systems installation and product sales in Tyco Security Solutions and product sales in Tyco Fire Protection. This improvement was offset by continued revenue declines in Tyco Flow Control and the systems installation business in Tyco Fire Protection.

        Operating income for the quarter and six months ended March 25, 2011 was $437 million and $1.1 billion, respectively, compared to operating income of $425 million and $830 million for the quarter and six months ended March 26, 2010. The increase in operating income for the six month period includes a net gain on divestitures of $233 million primarily related to a $250 million net gain related to the sale of a majority interest in the Electrical and Metal Products business. The increase in both periods also reflects strong growth in our Tyco Security Solutions business. Operating income included restructuring charges and acquisition and integration costs of $44 million and $17 million, respectively, during the six months ended March 25, 2011 compared to $29 million and $44 million of restructuring charges and a gain on divestitures, respectively, recorded during the six months ended March 26, 2010.

        Our cash balance was $1.8 billion as of September 24, 2010 and March 25, 2011. We generated approximately $913 million of cash from operating activities and $85 million of cash from investing activities, and utilized $937 million of cash in financing activities during the six months ended March 25, 2011. During the six months ended March 25, 2011, approximately $1.0 billion of cash was generated from divestitures, primarily related to $713 million for the sale of the majority interest in our Electrical and Metal Products business and $264 million for the sale of our European water business, which was presented in net cash provided by (used in) discontinued investing activities in our Consolidated Statement of Cash Flow. During the six months ended March 25, 2011, uses of cash primarily included $1 billion to repurchase our common shares, $361 million of capital expenditures, $279 million to purchase customer contracts in our Tyco Security Solutions segment and $224 million to pay cash dividends. We expect to continue to use our cash to fund internal growth opportunities, improve productivity across all of our businesses, make bolt-on acquisitions that strategically fit within our businesses and return capital to shareholders.

        In 2011, we expect to take advantage of restructuring opportunities that should provide future cost savings. We expect to incur total restructuring and restructuring related charges of approximately $200 million in fiscal 2011. We incurred $12 million and $44 million of restructuring charges during the quarter and six months ended March 25, 2011, respectively.

Operating Results

	For the Quarters Ended		For the Six Months Ended
	March 25, 2011	March 26, 2010(1)	March 25, 2011	March 26, 2010(1)
Revenue from product sales	$2,118	$2,395	$4,626	$4,834
Service revenue	1,874	1,699	3,745	3,415

Net revenue	$3,992	$4,094	$8,371	$8,249

Operating income	$437	$425	$1,143	$830
Interest income	9	8	18	17
Interest expense	(63)	(75)	(125)	(150)
Other (expense) income, net	(6)	3	(6)	12

Income from continuing operations before income taxes	377	361	1,030	709
Income tax expense	(57)	(53)	(220)	(104)

Income from continuing operations	320	308	810	605
(Loss) income from discontinued operations, net of income taxes	(4)	4	165	10

Net income	$316	$312	$975	$615
Less: noncontrolling interest in subsidiaries net income	1	2	1	3

Net income attributable to Tyco common shareholders	$315	$310	$974	$612

(1)
On December 22, 2010, we sold a majority interest in our Electrical and Metal Products business. As a result, there was no net revenue or operating income generated by the Electrical and Metal Products business during the quarter ended March 25, 2011. As such, there is no quarterly or six months discussion related to the Electrical and Metal Products business. Net revenue and operating income was $347 million and $7 million, respectively, for the quarter ended December 24, 2010 and the six months ended March 25, 2011. Net revenue was $336 million and $633 million for the quarter and six months ended March 26, 2010, respectively, and operating income was $24 million and $47 million for the quarter and six months ended March 26, 2010, respectively, for the Electrical and Metal Products business. This information has been provided in order to reconcile to the above net revenue and operating income for the quarter and six months ended March 25, 2011 and March 26, 2010.

Segment Results

        The segment discussions that follow describe the significant factors contributing to the changes in results for each of our segments included in continuing operations.

Quarter Ended March 25, 2011 Compared to Quarter Ended March 26, 2010

  Tyco Security Solutions

Net Revenue

        Net revenue for Tyco Security Solutions was as follows ($ in millions):

	For the Quarters Ended
	March 25, 2011	March 26, 2010	% Change
Service revenue
Recurring	$1,212	$1,027	18.0%
Non-recurring	172	187	(8.0)%

Total service revenue	1,384	1,214	14.0%
Revenue from product sales (non-recurring)
System installation	596	554	7.6%
Product	99	84	17.9%

Total revenue from product sales	695	638	8.9%

Net revenue	$2,079	$1,852	12.3%

        Net revenue for Tyco Security Solutions of $2.1 billion increased by $227 million, or 12.3%, during the quarter ended March 25, 2011, as compared to the quarter ended March 26, 2010. Net revenue was favorably impacted by the estimated net impact of acquisitions and divestitures of $91 million, or 4.9%, substantially all of which was related to the acquisition of Broadview Security in May 2010 and the sale of our French security business in March 2010. Changes in foreign currency exchange rates also favorably impacted revenues by $29 million, or 1.6%. Also favorably impacting net revenue was growth in our recurring revenue business as a result of incremental account growth, net of attrition, in the North America and Rest of World ("ROW") regions. In addition, our non-recurring business favorably impacted net revenue with new retail store expansion activity in ROW and increased demand within North America for construction projects and security system upgrades.

Recurring Net Revenue

        Recurring revenue is generated from contractual monitoring and maintenance agreements that are long-term in nature, and is primarily driven by the addition or loss of customer accounts and average revenue per customer.

	For the Periods Ended
	March 25, 2011	December 24, 2010	March 26, 2010
Number of customer accounts(1)	8.9 million	8.9 million	7.4 million
Trailing 12-month attrition(1)(2)	12.7%	12.7%	13.1%
Average revenue per customer(1)	$45.72	$45.17	$45.93

(1)
The number of customer accounts, attrition rates and average revenue per customer for all periods exclude the impact of divestitures.

(2)
Trailing 12-month attrition rates exclude the impact of changes in foreign currency exchange rates.

        Recurring net revenue increased by $185 million, or 18.0%, to approximately $1.2 billion primarily as a result of a net increase of approximately 1.5 million customer accounts. The increase in customer accounts was primarily related to the acquisition of Broadview Security, which added approximately 1.4 million customer accounts as of May 14, 2010 along with incremental account growth, net of attrition, in the North America and ROW regions. Changes in foreign currency exchange rates also favorably impacted recurring net revenue by $14 million, or 1.4%. The average revenue per customer decreased by $0.21 in the quarter ended March 25, 2011 as compared to the quarter ended March 26, 2010, primarily due to the acquisition of Broadview Security, as Broadview Security's customer base was predominantly residential, which generates lower average revenue per customer than our commercial business. On a quarter sequential basis, average revenue per customer slightly increased and attrition was stable.

Non-Recurring Net Revenue

        Non-recurring revenue is generated from product sales (including sales and installation of electronic security and products related to retailer anti-theft systems, as well as other life safety systems) and from services such as the provisioning of armored guards and one-time repair, security system upgrades or inspection jobs. Non-recurring net revenue increased by $42 million, or 5.1%, to $867 million in the quarter ended March 25, 2011 despite the divestiture of our French security business which contributed substantially all of the $28 million in divested revenue for the quarter ended March 26, 2010. Changes in foreign currency exchange rates favorably impacted non-recurring net revenue by $15 million, or 1.8%. The remaining increase of $55 million was primarily due to strength in the commercial end markets, with new retail store expansion activity in ROW and increased demand within North America for construction projects and security system upgrades.

Revenue by Geography

        North American revenue consists of residential and small business, primarily a recurring revenue business, and commercial, primarily a non-recurring revenue business. Europe, Middle East and Africa ("EMEA") and ROW revenue are primarily commercial. Net revenue by geography for Tyco Security Solutions was as follows ($ in millions):

	For the Quarters Ended
	March 25, 2011	March 26, 2010	% Change
North America	$1,244	$1,033	20.4%
Europe, Middle East and Africa	416	448	(7.1)%
Rest of World	320	287	11.5%
Tyco Security Products(1)	99	84	17.9%

Net revenue	$2,079	$1,852	12.3%

(1)
Tyco Security Products is managed as a global business.

        Net revenue in North America increased by $211 million, or 20.4%, primarily as a result of the acquisition of Broadview Security. Changes in foreign currency exchange rates also favorably impacted North American revenue by $6 million, or 0.6%. Residential and small business net revenue increased by 29.5%, compared to the quarter ended March 26, 2010, primarily due to the acquisition of Broadview Security. Commercial net revenue increased by 8.2%, as compared to the quarter ended March 26, 2010, primarily as a result of an increase in construction projects and security system upgrades in the commercial end markets.

        Net revenue in EMEA decreased by $32 million, or 7.1%, as compared to the quarter ended March 26, 2010. Revenue was unfavorably impacted by $45 million, or 10.0%, due to divested businesses, with the sale of our French security business on March 9, 2010, and several smaller businesses in Europe contributing the majority of the reduction. Changes in foreign currency exchange rates favorably impacted EMEA revenue by $7 million, or 1.6%. The decreases in net revenue in EMEA were partially offset by revenue increases as a result of stronger system installations across the entire region.

        Net revenue in ROW increased by $33 million, or 11.5%, as compared to the quarter ended March 26, 2010. Changes in foreign currency exchange rates favorably impacted net revenue by $13 million, or 4.5%. The increase in net revenue for ROW was primarily due to the Asia Pacific and Latin America emerging markets as management continued to expand the customer account base and system installation revenue in these regions.

        Net revenue in Tyco Security Products increased by $15 million, or 17.9%, as compared to the quarter ended March 26, 2010. Changes in foreign currency exchange rates favorably impacted net revenue by $2 million, or 2.4%. The remaining increase in net revenue was primarily due to growth across all product lines globally.

Operating Income and Operating Margin

        Operating income and operating margin for Tyco Security Solutions were as follows ($ in millions):

	For the Quarters Ended
	March 25, 2011	March 26, 2010	% Change
Operating income	$323	$312	3.5%
Operating margin	15.5%	16.8%

        Operating income of $323 million increased $11 million, or 3.5%, in the quarter ended March 25, 2011 as compared to the same period in the prior year. Changes in foreign currency exchange rates favorably impacted operating income by $4 million, or 1.3%. Included in operating income for the quarter ended March 26, 2010, was a net gain on divestitures of $51 million primarily related to the sale of our French security business, as compared to a net loss on divestitures of $1 million for the quarter ended March 25, 2011. In addition, included in operating income for the quarter ended March 25, 2011 is $10 million of acquisition and integration costs primarily consisting of $9 million of integration costs related to the acquisition of Broadview Security, which was acquired on May 14, 2010, as compared to nil during the quarter ended March 26, 2010. These decreases in operating income were more than offset by higher sales volume, efficiencies gained through restructuring actions taken in the prior year and other cost containment activities. Although operating income increased, the operating margin declined by 1.3 percentage points, primarily as a result of the net gain on divestitures in the prior year and integration costs discussed above.

  Tyco Fire Protection

Net Revenue

        Net revenue for Tyco Fire Protection was as follows ($ in millions):

	For the Quarters Ended
	March 25, 2011	March 26, 2010		% Change
Revenue from product sales
Systems installation	$377	$387	(1)	(2.6)%
Products	305	274		11.3%

Total revenue from product sales	682	661		3.2%
Service revenue	427	421	(1)	1.4%

Net revenue	$1,109	$1,082		2.5%

(1)
Revenue related to the sale of certain products is classified as revenue from product sales. In reporting periods prior to the first quarter of fiscal 2011, revenue related to certain systems installation products was misclassified as service revenue. The service revenue and systems installation revenue during the quarter ended March 26, 2010 have not been changed for this misclassification, as the effect is not material. The impact of the misclassification for the quarter ended March 26, 2010 would have been to decrease service revenue by $9 million with a corresponding increase to systems installation within revenue from product sales. If the revenue from these products for the comparable prior period were classified as product sales, service revenue would have increased as compared to the comparable period in the prior year by $15 million or 3.6%. In addition, product sales would have increased as compared to the comparable period in the prior year by $12 million or 1.8%.

        Net revenue for Tyco Fire Protection of $1.1 billion increased by $27 million, or 2.5%, during the quarter ended March 25, 2011, as compared to the quarter ended March 26, 2010. Changes in foreign currency exchange rates favorably impacted net revenue by $17 million, or 1.6%, while the deconsolidation of a joint venture in our Fire Protection Services business as a result of adopting a new accounting standard during the first quarter negatively impacted net revenue by $19 million, or 1.8%. The remaining increase in revenue was primarily driven by increased volume in product sales as a result of generally improved end-market demand, implementation of pricing actions to offset commodity inflationary pressures, and continued emerging markets expansion, partially offset by a decline in systems installation revenue as a result of project selectivity.

  Revenue from systems installation and product sales

        Revenue from product sales includes sales and installation of fire protection and other systems. Revenue from systems installation decreased by $10 million, or 2.6%, during the quarter ended March 25, 2011, as compared to the quarter ended March 26, 2010. Changes in foreign currency exchange rates favorably impacted systems installation revenue by $6 million, or 1.6%, while the deconsolidation of a joint venture discussed above unfavorably impacted net revenue by $13 million, or 3.4%. The remaining decrease was due to project selectivity resulting from a focus on higher margin projects primarily in EMEA.

        Revenue from product sales increased by $31 million, or 11.3%, during the quarter ended March 25, 2011, as compared to the quarter ended March 26, 2010. The increase in net revenue was driven by favorable changes in foreign currency exchange rates of $2 million, or 0.7%, and increased volume primarily due to improved end-market demand and implementation of pricing actions to offset commodity inflationary pressures.

Service revenue

        Service revenue consists of inspection, maintenance, monitoring and repair of fire detection, suppression, and other life safety systems. Service revenue increased by $6 million, or 1.4%, during the quarter ended March 25, 2011, as compared to the quarter ended March 26, 2010. Changes in foreign currency exchange rates favorably impacted net revenue by $9 million, or 2.1%, partially offset by the deconsolidation of a joint venture discussed above which unfavorably impacted net revenue by $6 million, or 1.4%. The remaining increase in service revenue was as a result of management's continued focus on expanding our recurring service revenue.

Operating Income and Operating Margin

        Operating income and operating margin for Tyco Fire Protection were as follows ($ in millions):

	For the Quarters Ended
	March 25, 2011	March 26, 2010	% Change
Operating income	$128	$103	24.3%
Operating margin	11.5%	9.5%

        Operating income of $128 million increased $25 million, or 24.3%, during the quarter ended March 25, 2011 as compared to the same period in the prior year. Changes in foreign currency exchange rates favorably impacted operating income by $2 million, or 1.9%, offset by a decrease in operating income due to the deconsolidation of a joint venture discussed above of $2 million, or 1.9%. The increase in operating income and operating margin was primarily driven by increased sales volume, implementation of pricing actions to offset commodity inflationary pressures, and project selectivity focused on higher margin products and services as well as cost-containment initiatives. During the quarter ended March 25, 2011, $4 million of restructuring and a loss on divestiture of $3 million were incurred as compared to $5 million of restructuring charges and a loss on divestiture of $3 million during the quarter ended March 26, 2010.

  Tyco Flow Control

Net Revenue

        Net revenue for Tyco Flow Control was as follows ($ in millions):

	For the Quarters Ended
	March 25, 2011	March 26, 2010	% Change
Revenue from product sales	$741	$761	(2.6)%
Service revenue	63	63	—%

Net revenue	$804	$824	(2.4)%

        Net revenue for Tyco Flow Control of $804 million decreased $20 million, or 2.4%, during the quarter ended March 25, 2011 compared to the quarter ended March 26, 2010 despite favorable changes in foreign currency exchange rates of $24 million, or 2.9%. Revenue for the quarter ended March 26, 2010 included revenue from a large desalinization project in our Water & Environmental Systems business in Australia that was completed at the beginning of the second quarter of fiscal 2011 and had a negligible impact in the quarter. To a lesser extent, revenue was negatively impacted by weather related delays in our Australian water business. This decrease was partially offset by moderate increases in revenue in our Valves and Controls and Thermal Controls businesses due to generally improving economic conditions.

Operating Income and Operating Margin

        Operating income and operating margin for Tyco Flow Control were as follows ($ in millions):

	For the Quarters Ended
	March 25, 2011	March 26, 2010	% Change
Operating income	$86	$91	(5.5)%
Operating margin	10.7%	11.0%

        Operating income of $86 million decreased $5 million, or 5.5%, in the quarter ended March 25, 2011 as compared to the same period in the prior year. Operating income was favorably impacted by changes in foreign exchange rates of $2 million, or 2.2%. Restructuring charges were $5 million during the quarter ended March 25, 2011 as compared to $6 million in the same period in the prior year. Volume declines in our Water & Environmental Systems business more than offset the favorable impacts from changes in foreign currency exchange rates and decreased restructuring charges.

  Corporate and Other

        Corporate expense for the quarter ended March 25, 2011 was $100 million compared to $105 million during the quarter ended March 26, 2010. Included in Corporate expense were divestiture charges of $9 million and acquisition related costs of $2 million for the quarter ended March 25, 2011 as compared to $4 million and $3 million in divestiture charges and acquisition costs, respectively, in the same period in the prior year. The quarter ended March 25, 2011 included expense of $1 million related to legacy legal matters and a net restructuring charge of $2 million while the same period in the prior year had no such charges.

  Interest Income and Expense

        Interest income was $9 million and $8 million for the quarters ended March 25, 2011 and March 26, 2010, respectively. The increase in interest income is primarily related to higher investment yields.

        Interest expense was $63 million in the quarter ended March 25, 2011 compared to $75 million in the quarter ended March 26, 2010. The decrease in interest expense is primarily related to savings from a reduction in our interest rate due to the redemption of the 6.375% Notes due 2011 and issuance of the 3.375% Notes due 2015 during the third quarter of 2010. To a lesser extent, the reduction in interest expense was related to the maturity of the 6.75% Notes due 2011 and issuances of the 3.75% Notes due 2018 and the 4.625% Notes due 2023 during the second quarter of 2011.

  Other (Expense) Income, Net

        Other (expense) income, net was an expense of $6 million and income of $3 million during the quarters ended March 25, 2011 and March 26, 2010, respectively. Other (expense) income, net for the quarter ended March 25, 2011 primarily related to our share in Atkore's, our former Electrical & Metal business, net income, which is accounted for under the equity method of accounting. Other (expense) income, net for the quarter ended March 26, 2010 primarily related to an increase in amounts due from Covidien and TE Connectivity, formerly Tyco Electronics, under the Tax Sharing Agreement.

  Effective Income Tax Rate

        Our effective income tax rate was 15.1% and 14.7% during the quarters ended March 25, 2011 and March 26, 2010, respectively. The tax rates in each quarter were favorably impacted by a number of non-recurring tax benefits. However, the rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, such as the geographic mix of income before taxes.

Six Months Ended March 25, 2011 Compared to Six Months Ended March 26, 2010

  Tyco Security Solutions

Net Revenue

        Net revenue for Tyco Security Solutions was as follows ($ in millions):

	For the Six Months Ended
	March 25, 2011	March 26, 2010	% Change
Service revenue
Recurring	$2,414	$2,061	17.1%
Non-recurring	343	361	(5.0)%

Total service revenue	2,757	2,422	13.8%
Revenue from product sales (non-recurring)
System installation	1,233	1,181	4.4%
Product	196	163	20.2%

Total revenue from product sales	1,429	1,344	6.3%

Net revenue	$4,186	$3,766	11.2%

        Net revenue for Tyco Security Solutions of $4.2 billion increased by $420 million, or 11.2%, during the six months ended March 25, 2011, as compared to the six months ended March 26, 2010. Net revenue was favorably impacted by the estimated net impact of acquisitions and divestitures of $167 million, or 4.4%, substantially all of which was related to the acquisition of Broadview Security in May 2010 and the sale of our French security business in March 2010. Changes in foreign currency exchange rates also favorably impacted net revenue by $34 million, or 0.9%. Also favorably impacting net revenue was growth in our recurring revenue business as a result of incremental account growth, net of attrition, in the North America and ROW regions. In addition, our non-recurring business favorably impacted net revenue with new retail store expansion activity in ROW and increased demand within North America for construction projects and security system upgrades.

Recurring Net Revenue

        Recurring revenue is generated from contractual monitoring and maintenance agreements that are long-term in nature, and is primarily driven by the addition or loss of customer accounts and increases or decreases in average revenue per customer.

	For the Periods Ended
	March 25, 2011	December 24, 2010	March 26, 2010
Number of customer accounts(1)	8.9 million	8.9 million	7.4 million
Trailing 12-month attrition(1)(2)	12.7%	12.7%	13.1%
Average revenue per customer(1)	$45.72	$45.17	$45.93

(1)
The number of customer accounts, attrition rates and average revenue per customer for all periods exclude the impact of divestitures.

(2)
Trailing 12-month attrition rates exclude the impact of changes in foreign currency exchange rates.

        Recurring net revenue increased by $353 million, or 17.1%, to approximately $2.4 billion primarily as a result of a net increase of approximately 1.5 million customer accounts. The increase in customer accounts was primarily related to the acquisition of Broadview Security, which added approximately 1.4 million customer accounts as of May 14, 2010 along with incremental account growth, net of attrition, in the North America and ROW regions. Changes in foreign currency exchange rates also favorably impacted recurring net revenue by $20 million, or 1.0%. The average revenue per customer for all customer accounts decreased by $0.21 during the six months ended March 25, 2011 as compared to the six months ended March 26, 2010, primarily due to the acquisition of Broadview Security, as Broadview Security's customer base was predominantly residential, which generates lower average revenue per customer than our commercial business. On a year-over-year sequential basis, average revenue per customer slightly increased and attrition was stable.

Non-Recurring Net Revenue

        Non-recurring revenue is generated from product sales (including sales and installation of electronic security and products related to retailer anti-theft systems, as well as other life safety systems) and from services such as the provisioning of armored guards and one-time repair, security system upgrades or inspection jobs. Non-recurring net revenue increased by $67 million, or 3.9%, to $1.8 billion for the six months ended March 25, 2011 despite the divestiture of our French security business which contributed substantially all of the $65 million in divested revenue for the six months ended March 26, 2010. Changes in foreign currency exchange rates favorably impacted non-recurring net revenue by $14 million, or 0.8%. The remaining increase of $118 million was primarily due to strength in commercial end markets, with new retail store expansion activity in ROW and increased demand within North America for construction projects and security system upgrades.

Revenue by Geography

        North American revenue consists of residential and small business, primarily a recurring revenue business, and commercial, primarily a non-recurring revenue business. EMEA and ROW revenue are primarily commercial. Net revenue by geography for Tyco Security Solutions was as follows ($in millions):

	For the Six Months Ended
	March 25, 2011	March 26, 2010	% Change
North America	$2,510	$2,089	20.2%
Europe, Middle East and Africa Security	840	933	(10.0)%
Rest of World	640	581	10.2%
Tyco Security Products	196	163	20.2%

Net revenue(1)	$4,186	$3,766	11.2%

(1)
Tyco Security Products is managed as a global business.

        Net revenue in North America increased by $421 million, or 20.2%, primarily as a result of the acquisition of Broadview Security. Changes in foreign currency exchange rates also favorably impacted North American revenue by $11 million, or 0.5%. Residential and small business net revenue increased 29.8% compared to the six months ended March 26, 2010, primarily due to the acquisition of Broadview Security. Commercial net revenue increased 7.7%, as compared to the six months ended March 26, 2010, primarily as a result of increase in construction projects and security system upgrades in the commercial end markets.

        Net revenue in EMEA decreased by $93 million, or 10.0%, as compared to the six months ended March 26, 2010. Revenue was unfavorably impacted by $107 million, or 11.5%, due to divested businesses, with the sale of our French security business on March 9, 2010, and several smaller businesses in Europe contributing the majority of the reduction. Changes in foreign currency exchange rates also unfavorably impacted EMEA revenue by $5 million, or 0.5%. These decreases in net revenue were partially offset by a moderate increase in revenue primarily due to stronger system installations activity.

        Net revenue in ROW increased by $59 million, or 10.2%, as compared to the six months ended March 26, 2010. Changes in foreign currency exchange rates favorably impacted net revenue by $25 million, or 4.3%. The remaining increase in net revenue in ROW was primarily due to the Asia Pacific and Latin America emerging markets as management continued to expand the customer account base and system installation revenue in these regions.

        Net revenue in Tyco Security Products increased by $33 million, or 20.2%, as compared to the six months ended March 26, 2010. Changes in foreign currency exchange rates favorably impacted net revenue by $3 million, or 1.8%. The remaining increase in net revenue was primarily due to growth across all product lines globally.

Operating Income and Operating Margin

        Operating income and operating margin for Tyco Security Solutions were as follows ($ in millions):

	For the Six Months Ended
	March 25, 2011	March 26, 2010	% Change
Operating income	$670	$580	15.5%
Operating margin	16.0%	15.4%

        Operating income of $670 million increased $90 million, or 15.5%, in the six months ended March 25, 2011 as compared to the same period in the prior year. Changes in foreign currency exchange rates favorably impacted operating income by $6 million, or 1.0%. Included in operating income for the six months ended March 26, 2010, was a net gain on divestitures of $51 million primarily related to the sale of our French security business, as compared to a net loss on divestitures of $2 million for the six months ended March 25, 2011. The remaining increase in operating income and operating margin was due primarily to higher sales volume, efficiencies gained through restructuring actions taken in the prior year and other cost containment activities. In addition, operating income for the six months ended March 25, 2011 includes $15 million and nil of acquisition and integration costs and restructuring charges, respectively, as compared to $1 million and $10 million of acquisition costs and restructuring charges, respectively, for the six months ended March 26, 2010.

  Tyco Fire Protection

Net Revenue

        Net revenue for Tyco Fire Protection was as follows ($ in millions):

	For the Six Months Ended
	March 25, 2011	March 26, 2010		% Change
Revenue from product sales
Systems installation	$752	$795	(1)	(5.4)%
Products	603	554		8.8%

Total revenue from product sales	$1,355	$1,349		0.4%
Service revenue	853	845	(1)	0.9%

Net revenue	$2,208	$2,194		0.6%

(1)
Revenue related to the sale of certain products is classified as revenue from product sales. In reporting periods prior to the first quarter of fiscal 2011, revenue related to certain systems installation products was misclassified as service revenue. The service revenue and systems installation revenue during the six months ended March 26, 2010 have not been changed for this misclassification, as the effect is not material. The impact of the misclassification for the six months ended March 26, 2010 would have been to decrease service revenue by $17 million with a corresponding increase to systems installation within revenue from product sales. If the revenue from these products for the comparable prior period were classified as product sales, service revenue would have increased as compared to the comparable period in the prior year by $25 million or 3.0%. In addition, product sales would have decreased as compared to the comparable period in the prior year by $11 million or 0.8%.

        Net revenue for Tyco Fire Protection of $2.2 billion increased by $14 million, or 0.6%, during the six months ended March 25, 2011, as compared to the six months ended March 26, 2010. Changes in foreign currency exchange rates favorably impacted net revenue by $16 million, or 0.7%, while the deconsolidation of a joint venture in our Fire Protection services business as a result of adopting a new accounting standard during the first quarter unfavorably impacted net revenue by $37 million, or 1.7%. The remaining increase in revenue was primarily driven by an increase in service revenue and increased volume in product sales as a result of generally improved end-market demand implementation of pricing actions to offset commodity inflationary pressures, and continued emerging markets expansion, partially offset by a decline in systems installation revenue as a result of project selectivity primarily in EMEA.

Revenue from systems installation and product sales

        Revenue from product sales includes sales and installation of fire protection and other systems. Revenue from systems installation decreased by $43 million, or 5.4%, during the six months ended March 25, 2011, as compared to the six months ended March 26, 2010. Changes in foreign currency exchange rates favorably impacted systems installation revenue by $7 million, or 0.9%, while the deconsolidation of a joint venture discussed above unfavorably impacted systems installation by $28 million, or 3.5%. The remaining decrease was due to project selectivity resulting from a focus on higher margin projects primarily in EMEA.

        Revenue from product sales increased by $49 million, or 8.8%, during the six months ended March 25, 2011, as compared to the six months ended March 26, 2010. Changes in foreign currency exchange rates unfavorably impacted product revenue by $2 million, or 0.4%. More than offsetting this decline was an increase in net revenue driven by increased volumes due to improved end-market demand and implementation of pricing actions to offset commodity inflationary pressures.

Service revenue

        Service revenue consists of inspection, maintenance, monitoring and repair of fire detection suppression and other life safety systems. Service revenue increased by $8 million, or 0.9%, during the six months ended March 25, 2011, as compared to the six months ended March 26, 2010. Changes in foreign currency exchange rates favorably impacted net revenue by $11 million, or 1.3%, partially offset by the deconsolidation of a joint venture discussed above of $9 million, or 1.1%. The remaining increase in service revenue was as a result of management's continued focus on expanding our recurring service revenue.

Operating Income and Operating Margin

        Operating income and operating margin for Tyco Fire Protection were as follows ($ in millions):

	For the Six Months Ended
	March 25, 2011	March 26, 2010	% Change
Operating income	$216	$212	1.9%
Operating margin	9.8%	9.7%

        Operating income of $216 million increased $4 million, or 1.9%, in the six months ended March 25, 2011 as compared to the same period in the prior year. Changes in foreign currency exchange rates favorably impacted operating income by $5 million, or 2.4%, partially offset by a decrease in operating income due to the deconsolidation of a joint venture of $3 million, or 1.4%. The increase in operating income and operating margin was primarily driven by increased sales volume, implementation of pricing actions to offset commodity inflationary pressures, and project selectivity focused on higher margin products and services as well as cost-containment initiatives. During the six months ended March 25, 2011, $31 million of restructuring and a loss on divestitures of $15 million were incurred as compared to $5 million of restructuring charges and a loss on divestiture of $2 million during the six months ended March 26, 2010.

  Tyco Flow Control

Net Revenue

        Net revenue for Tyco Flow Control was as follows ($ in millions):

	For the Six Months Ended
	March 25, 2011	March 26, 2010	% Change
Revenue from product sales	$1,496	$1,510	(0.9)%
Service revenue	134	146	(8.2)%

Net revenue	$1,630	$1,656	(1.6)%

        Net revenue for Tyco Flow Control of $1.6 billion decreased $26 million, or 1.6%, during the six months ended March 25, 2011 compared to the six months ended March 26, 2010 despite favorable changes in foreign currency exchange rates of $31 million, or 1.9%. The revenue decline was primarily related to weakness in our Water & Environmental Systems business including the weather related delays in the second quarter discussed above. In addition, net revenue decreased, to a lesser extent, as a result of volume declines in our Valves and Controls business during the first quarter of fiscal 2011, which more than offset increased volumes in our Valves and Controls business due to improving economic conditions during the second quarter of fiscal 2011. These decreases in net revenue were partially offset by an increase in our Thermal Controls business primarily due to continued strength in product sales and increased project activity.

Operating Income and Operating Margin

        Operating income and operating margin for Tyco Flow Control were as follows ($ in millions):

	For the Six Months Ended
	March 25, 2011	March 26, 2010	% Change
Operating income	$186	$193	(3.6)%
Operating margin	11.4%	11.7%

        Operating income of $186 million decreased $7 million, or 3.6%, in the six months ended March 25, 2011 as compared to the same period in the prior year. Operating income was favorably impacted by changes in foreign currency exchange rates of $3 million, or 1.6%. Restructuring charges were $5 million during the six months ended March 25, 2011 as compared to $12 million in the same period in the prior year. Volume declines in our Water & Environmental Systems business more than offset the favorable impacts from changes in foreign currency exchange rates and decreased restructuring charges.

  Corporate and Other

        Corporate expense for the six months ended March 25, 2011 included a net gain of $250 million, related to the divestiture of our Electrical and Metal Products business. As a result, Corporate and Other had income of $64 million during the six months ended March 25, 2011 as compared to expense of $202 million during the six months ended March 26, 2010. The six months ended March 25, 2011 also included income of $6 million related to legacy legal matters offset by a restructuring charge of $7 million and acquisition costs of $2 million, while the six months ended March 26, 2010 included acquisition costs and a loss on divestiture of $3 million and $6 million, respectively.

  Interest Income and Expense

        Interest income was $18 million and $17 million for the six months ended March 25, 2011 and March 26, 2010, respectively. The increase in interest income is primarily related to higher investment yields.

        Interest expense was $125 million for the six months ended March 25, 2011 compared to $150 million for the same period in the prior year. The decrease in interest expense is primarily related to savings from a reduction in our interest rate due to the redemption of the 6.375% Notes due 2011 and issuance of the 3.375% Notes due 2015 during the third quarter of 2010. To a lesser extent, the reduction in interest expense was related to the maturity of the 6.75% Notes due 2011 and issuances of the 3.75% Notes due 2018 and the 4.625% Notes due 2023 during the second quarter of 2011.

  Other (Expense) Income, Net

        Other (expense) income, net was an expense of $6 million and income of $12 million during the six months ended March 25, 2011 and March 26, 2010, respectively. Other (expense) income, net for the six months ended March 25, 2011 primarily related to our share in Atkore's, our former Electrical & Metal business, net income, which is accounted for under the equity method of accounting. Other (expense) income, net for the six months ended March 26, 2010 primarily related to an increase in amounts due from Covidien and TE Connectivity, formerly Tyco Electronics, under the Tax Sharing Agreement.

  Effective Income Tax Rate

        Our effective income tax rate was 21.4% and 14.7% during the six months ended March 25, 2011 and March 26, 2010, respectively. The increase in our effective income tax rate was primarily related to the tax charge recorded in conjunction with the sale of a majority interest in our Electrical and Metal Products business during the first quarter of 2011. Our effective income tax rate was favorably impacted by a non-recurring item generating a tax benefit during the first quarter of 2010. However, the rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, such as the geographic mix of income before taxes.

Critical Accounting Policies and Estimates

        The preparation of the Consolidated Financial Statements in conformity with US GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that our accounting policies for depreciation and amortization methods of security monitoring-related assets, revenue recognition, loss contingencies, income taxes, goodwill and indefinite-lived intangible assets, long-lived assets and pension and postretirement benefits are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During 2011, there have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 2010 (the "2010 Form 10-K"). See Note 1 to the Consolidated Financial Statements for the adoption of new accounting standards during 2011.

Liquidity and Capital Resources

        A fundamental objective of the Company is to have sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of its core businesses around the world. The primary source of funds to finance our operations and capital expenditures is cash generated by operations. In addition, we maintain a commercial paper program, have access to committed revolving credit facilities and have access to equity and debt capital from public and private sources. We continue to balance our operating, investing and financing uses of cash through investment in our core businesses, strategic acquisitions and divestitures, dividends and share repurchases. We believe our cash position, amounts available under our credit facilities and cash provided by operating activities will be adequate to cover our operational and business needs.

        We had $1.8 billion of cash and cash equivalents as of March 25, 2011 and September 24, 2010, respectively. Cash generated by operating activities decreased to $913 million for the six months ended March 25, 2011 compared to $1.0 billion for the six months ended March 26, 2010. Cash provided by investing activities was $85 million for the six months ended March 25, 2011 compared to cash used of $692 million for the six months ended March 26, 2010. Cash used in financing activities was $937 million for the six months ended March 25, 2011 compared to cash provided of $63 million for the six months ended March 26, 2010.

        As of March 25, 2011, our shareholder's equity was $13.9 billion and our total debt was $4.1 billion. In addition, we had lines of credit totaling approximately $1.5 billion, as discussed below, none of which were drawn. Our ratio of total debt to total capital (the sum of our short- and long-term debt and shareholders' equity) was 23% at March 25, 2011 and September 24, 2010, respectively. This ratio is a measure of our long-term liquidity and is an indicator of financial flexibility.

        On January 12, 2011, Tyco International Finance, S.A. ("TIFSA"), our finance subsidiary, issued $250 million aggregate principal amount of 3.75% notes due on January 15, 2018 and $250 million aggregate principal amount of 4.625% notes due on January 15, 2023, which are fully and unconditionally guaranteed by the Company. TIFSA received net cash proceeds of approximately $494 million. The net proceeds, along with other available funds, were used to fund the repayment of all of our outstanding 6.75% notes due in February 2011.

        On March 24, 2011, TIFSA, as the Borrower, and the Company as the Guarantor, entered into a Four-Year Senior Unsecured Credit Agreement, providing for revolving credit commitments in the aggregate amount of $750 million (the "Credit Agreement"). In connection with entering into the Credit Agreement, TIFSA and the Company terminated the existing Three-Year Senior Unsecured Credit Agreement, dated June 24, 2008, which provided for revolving credit commitments in the aggregate amount of $500 million, and which was scheduled to expire in June 2011. The Credit Agreement also reduced the lenders' commitments under the existing Five-Year Senior Unsecured Credit Agreement, dated April 25, 2007, from an aggregate of $1.19 billion to $750 million, and which is scheduled to expire in April 2012.

Cash flow from operating activities

        The sources of our cash flow from operating activities and the use of a portion of that cash in our operations for the quarters and six months ended March 25, 2011 and March 26, 2010 are as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Cash flows from operating activities:
Operating income	$437	$425	$1,143	$830
Depreciation and amortization(1)	322	280	645	565
Loss (gains) on divestitures	13	(43)	(233)	(45)
Non-cash compensation expense	28	31	59	62
Deferred income taxes	(4)	(37)	122	(36)
Provision for losses on accounts receivable and inventory	16	30	48	64
Other, net	14	20	30	34
Net change in working capital	(48)	46	(574)	(230)
Interest income	9	8	18	17
Interest expense	(63)	(75)	(125)	(150)
Income tax expense	(57)	(53)	(220)	(104)

Net cash provided by operating activities	$667	$632	$913	$1,007

Other cash flow items:
Capital expenditures, net(2)	$(180)	$(165)	$(356)	$(313)
Increase in the sale of accounts receivable	—	3	—	2
Accounts purchased by ADT	(146)	(116)	(279)	(266)
Purchase accounting and holdback liabilities	1	(3)	1	(3)

(1)
The quarters ended March 25, 2011 and March 26, 2010 included depreciation expense of $170 million and $153 million, respectively, and amortization of intangible assets of $152 million and $127 million, respectively. The six months ended March 25, 2011 and March 26, 2010 included depreciation expense of $341 million and $309 million, respectively, and amortization of intangible assets of $304 million and $256 million, respectively.

(2)
Included net proceeds received for the sale/disposition of property, plant and equipment of $2 million and $3 million for the quarters ended March 25, 2011 and March 26, 2010, respectively, as well as $5 million and $19 million for the six months ended March 25, 2011 and March 26, 2010, respectively.

        The net change in working capital decreased operating cash flow by $48 million in the quarter ended March 25, 2011. The significant changes in working capital included a $61 million increase in inventories, a $54 million increase in accounts receivable, a $20 million decrease in accounts payable, partially offset by a $57 million increase in deferred revenue.

        The net change in working capital increased operating cash flow by $46 million in the quarter ended March 26, 2010. The significant changes in working capital included a $71 million increase in deferred revenue, a $27 million increase in accounts payable, and a $20 million decrease in prepaid expenses and other current assets, partially offset by a $28 million increase in inventories, a $28 million increase in accounts receivable, as well as a $16 million decrease in contracts in process.

        The net change in working capital decreased operating cash flow by $574 million in the six months ended March 25, 2011. The significant changes in working capital included a $281 million decrease in accrued expenses and other liabilities, a $165 million increase in inventories, a $99 million decrease in accounts payable, and a $43 million increase in accounts receivable.

        The net change in working capital decreased operating cash flow by $230 million in the six months ended March 26, 2010. The significant changes in working capital included a $199 million decrease in accrued expenses and other liabilities, a $66 million increase in inventories, and a $48 million decrease in accounts payable, partially offset by a $65 million decrease in accounts receivable.

        During the quarters ended March 25, 2011 and March 26, 2010, we paid approximately $23 million and $46 million, respectively, in cash related to restructuring activities. During the six months ended March 25, 2011 and March 26, 2010, we paid approximately $55 million and $94 million, respectively, in cash related to restructuring activities. See Note 3 to our Consolidated Financial Statements for further information regarding our restructuring activities.

        During the quarter and six months ended March 25, 2011 we contributed nil and $2 million, respectively, to our U.S. pension plans and $19 million and $33 million, respectively, to our non-U.S. pension plans. We anticipate contributing at least the minimum required to our pension plans in fiscal year 2011 of $10 million for our U.S. plans and $60 million for our non-U.S. plans. We also anticipate making voluntary contributions of approximately $20 million to our U.S. plans during 2011.

        Income taxes paid, net of refunds, related to continuing operations were $60 million and $92 million during the quarters ended March 25, 2011 and March 26, 2010, respectively, and $97 million and $140 million during the six months ended March 25, 2011 and March 26, 2010, respectively.

        Net interest paid, related to continuing operations were $63 million and $74 million during the quarters ended March 25, 2011 and March 26, 2010, respectively, and $98 million and $123 million during the six months ended March 25, 2011 and March 26, 2010, respectively.

Cash flow from investing activities

        We made capital expenditures of $361 million for the six months ended March 25, 2011 as compared to $332 million during the comparable prior period. The level of capital expenditures in fiscal year 2011 is expected to exceed the spending levels in fiscal year 2010 and is also expected to exceed depreciation.

        During the six months ended March 25, 2011 and March 26, 2010, we paid approximately $279 million and $266 million, respectively, to acquire approximately 250,000 and 234,000 customer contracts for electronic security services within our Tyco Security Solutions segment.

        During the six months ended March 25, 2011, we paid cash for acquisitions included in continuing operations totaling $9 million, for acquisitions primarily within our Tyco Flow Control and Tyco Fire Protection segments. During the six months ended March 26, 2010, cash paid for acquisitions included in continuing operations totaled $152 million, net of cash acquired of $1 million, primarily within our Tyco Flow Control, Electrical & Metal Products, and Tyco Fire Protection segments.

        During the six months ended March 25, 2011, we received cash proceeds, net of cash divested of approximately $1 billion for divestitures. The cash proceeds primarily related to the sale of a majority interest in our Electrical and Metal Products business of $713 million, which is presented in continuing operations and $264 million for the sale of our European water business which is presented in discontinued operations. See Note 2 to our Consolidated Financial Statements for further information.

Cash flow from financing activities

        On January 12, 2011, Tyco International Finance, S.A. ("TIFSA"), our finance subsidiary, issued $250 million aggregate principal amount of 3.75% notes due on January 15, 2018 and $250 million aggregate principal amount of 4.625% notes due on January 15, 2023, which are fully and unconditionally guaranteed by the Company. TIFSA received net cash proceeds of approximately $494 million after deducting debt issuance costs and a debt discount. The net proceeds, along with other available funds, were used to fund the repayment of all of our outstanding 6.75% notes due in February 2011.

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

        Pursuant to our share repurchase program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved 10b5-1 trading plan in accordance with applicable regulations. During the six months ended March 25, 2011, we repurchased approximately 24 million common shares for approximately $1.0 billion under the 2008 and 2010 share repurchase programs.

        On March 9, 2011, our shareholders approved an annual dividend on our common shares of $1.00 per share, to be paid from contributed surplus in four installments of $0.25 per share. During the six months ended March 25, 2011 and March 26, 2010, we paid cash dividends of approximately $224 million and $214 million, respectively. See Note 12 to our Consolidated Financial Statements for further information.

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

Backlog

        We had a backlog of unfilled orders of $9.7 billion and 9.5 billion as of March 25, 2011 and September 24, 2010, respectively. We expect that approximately 88% of our backlog as of March 25, 2011 will be filled during the next 12 months. Backlog by segment was as follows ($ in millions):

	March 25, 2011	September 24, 2010
Tyco Security Solutions	$6,791	$6,605
Tyco Flow Control	1,654	1,482
Tyco Fire Protection	1,252	1,289
Electrical and Metal Products	—	88

	$9,697	$9,464

        Backlog increased $233 million, or 2.5%, to $9.7 billion as of March 25, 2011. Changes in foreign currency rates favorably impacted backlog by $156 million, or 1.6%. The increase in backlog was primarily due to an increase in recurring revenue-in-force in our Tyco Security Solutions segment and increased bookings in our Tyco Flow Control segment. These increases were partially offset by a decrease in bookings in our Tyco Fire Protection segment. Tyco Security Solutions' backlog includes recurring revenue-in-force and long-term deferred revenue for upfront fees paid by customers for Tyco

Security Solutions' owned security systems. Revenue-in-force represents 12 months' revenue associated with monitoring and maintenance services under contract in the security business. Tyco Security Solutions' backlog of $6.8 billion and $6.6 billion as of March 25, 2011 and September 24, 2010, respectively, consists primarily of $4.9 billion and $4.7 billion of recurring revenue-in-force as of March 25, 2011 and September 24, 2010, respectively, and $1.1 billion of deferred revenue for both March 25, 2011 and September 24, 2010. Tyco Security Solutions' backlog increased $186 million primarily driven by an increase in revenue-in-force of $134 million and increased bookings of $55 million in our North American and Asia Pacific regions as several large projects were booked during the six months ended March 25, 2011. Tyco Flow Controls' backlog increased by $172 million primarily due to increased bookings of $119 million as several large projects were booked within the Thermal Controls business during the six months ended March 25, 2011. Changes in foreign currency exchange rates also favorably impacted Flow Controls' backlog by $54 million. Tyco Fire Protections' backlog decreased by $37 million primarily due to a decrease of $91 million in the Asia-Pacific region as a result of the deconsolidation of a joint venture due to the adoption of a new accounting standard. This decrease was partially offset by increases of $31 million and $21 million experienced in the North America region and the global Fire Safety Products business, respectively.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

        Certain of our international businesses utilize the sale of accounts receivable as short-term financing mechanisms. The aggregate amount outstanding under our international accounts receivable programs was not material as of March 25, 2011 or September 24, 2010.

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

        There are certain guarantees or indemnifications extended among Tyco, Covidien and TE Connectivity in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. At the time of the Separation, we recorded a liability necessary to recognize the fair value of such guarantees and indemnifications. See Note 5 to the Consolidated Financial Statements for further discussion of the Tax Sharing Agreement. In addition, prior to the Separation we provided support in the form of financial and/or performance guarantees to various Covidien and TE Connectivity operating entities. To the extent these guarantees were not assigned in connection with the Separation, we assumed primary liability on any remaining such support. These obligations were not material to us as of March 25, 2011.

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

Item 4.    Controls and Procedures

        The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined under Rule 13a-15 of the Securities and Exchange Act (the Exchange Act)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 25, 2011, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        There has been no change in our internal control over financial reporting during the quarter ended March 25, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Legacy Securities Matters

        Since June 2007, the Company has resolved substantially all of the legacy claims related to securities fraud and similar matters, with the exception of the claims related to former management and Mr. Frank Walsh Jr., a former director, described below. During the quarter ended December 24, 2010 certain contingencies related to the previously disclosed settlement of Stumpf v. Tyco International Ltd. class action lawsuit elapsed, and the Company adjusted its remaining reserves for this and other legacy securities matters, recognizing a net gain of $7 million during such quarter.

        Tyco is a party to several lawsuits involving disputes with former management, among which are affirmative cases brought by Tyco against Mr. Dennis L. Kozlowski, Tyco's former chief executive officer, Mr. Mark Swartz, its former chief financial officer, and Mr. Frank Walsh Jr., a former director. In connection with these affirmative actions, Mr. Kozlowski, through counterclaims, and Mr. Swartz, through demand letters, are seeking an aggregate of approximately $134 million allegedly due in connection with their compensation and retention arrangements and under ERISA.

        With respect to Mr. Kozlowski, on December 1, 2010, the U.S. District Court for the Southern District of New York ruled in favor of several of the Company's affirmative claims against him before trial, while dismissing all of Kozlowski's counterclaims for pay and benefits after 1995. The Company expects Mr. Kozlowski to appeal this decision after final judgment is entered. As a result, the Company has and will continue to maintain the reserve recorded in its Consolidated Balance Sheet for the amounts allegedly due under his compensation and retention arrangements and under ERISA until the appeals process is complete. Although the ultimate resolution of this matter could differ materially from these estimates, the Company does not believe such resolution would have a material adverse effect on its financial position, results of operations or cash flows.

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

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of March 25, 2011, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $25 million to $80 million. As of March 25, 2011, Tyco concluded that the best estimate within this range is approximately $34 million, of which $11 million is included in accrued and other current liabilities and $23 million is included in other liabilities in the Company's Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payments of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos Matters

        The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. As of March 25, 2011, there were approximately 4,400 lawsuits pending against the Company, its subsidiaries or entities for which the Company has assumed responsibility. Each lawsuit typically includes several claims, and the Company has determined that there were approximately 5,300 claims outstanding as of March 25, 2011, which amount reflects the Company's current estimate of the number of viable claims made against it, its affiliates or entities for which it has assumed responsibility in connection with acquisitions or divestitures. This amount includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants or are duplicative of other actions.

        For a detailed discussion of asbestos-related matters, see Note 10 of the Consolidated Financial Statements.

Income Tax Matters

        In connection with the spin-offs of Covidien and TE Connectivity from Tyco, Tyco entered into a Tax Sharing Agreement that governs the rights and obligations of each party with respect to certain pre-Separation income tax liabilities. More specifically, Tyco, Covidien and TE Connectivity share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and TE Connectivity' U.S. and certain non-U.S. income tax returns. Costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties. Consistent with the sharing provisions of the Tax Sharing Agreement, Tyco had a net receivable from Covidien and TE Connectivity of $115 million and $114 million as of March 25, 2011 and September 24, 2010, respectively. In addition, as of March 25, 2011 and September 24, 2010, the Company had recorded $387 million and $398 million, respectively, in other liabilities, and $167 million and $156 million, respectively, in accrued and other current liabilities. During 2011, we reclassified $11 million from other liabilities to accrued and other current liabilities for a net payment due to Covidien and TE Connectivity related to the resolution of certain IRS audit and pre-Separation tax matters.

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

        Covidien and TE Connectivity agreed, in connection with the Separation, to cooperate with the Company in its responses regarding these matters. Any judgment required to be paid or settlement or other cost incurred by the Company in connection with the FCPA investigations matters would be subject to the liability sharing provisions of the Separation and Distribution Agreement, which assigned liabilities primarily related to the former Healthcare and Electronics businesses of the Company to Covidien and TE Connectivity, respectively, and provides that the Company will retain liabilities primarily related to its continuing operations. Any liabilities not primarily related to a particular segment will be shared equally among the Company, Covidien and TE Connectivity.

        As previously disclosed, in early 2007 certain former subsidiaries in the Company's Flow Control business were charged, prior to their divestiture, by the German Federal Cartel Office ("FCO") with engaging in anti-competitive practices, in particular with regard to its hydrant, valve, street box and fittings business. The Company investigated this matter and determined that the conduct may have violated German competition law. The Company is cooperating with the FCO in its ongoing investigation of this violation. The Company cannot estimate the range of potential loss that may result from this violation. It is possible that the Company may be subject to civil or criminal proceedings and may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on its financial position, results of operations or cash flows.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million. The quarterly withdrawal liability payments are $1.1 million, $16.5 million of which has been cumulatively paid through March 25, 2011. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

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

ADT Dealer Litigation

        As previously reported, in 2002, the SEC's Division of Enforcement conducted an investigation related to past accounting practices for dealer connect fees that ADT had charged to its authorized dealers upon purchasing customer accounts. The investigation related to accounting practices employed by the Company's former management, which were discontinued in 2003. Although the Company settled with the SEC in 2006, a number of former dealers and related parties have filed lawsuits against the Company in the United States and in other countries, including a class action lawsuit filed in the District Court of Arapahoe County, Colorado, alleging breach of contract and other claims related to ADT's decision to terminate certain authorized dealers in 2002 and 2003. In February 2010, the Court granted a directed verdict in ADT's favor dismissing a number of the plaintiffs' key claims. The plaintiffs have appealed this verdict. While it is not possible at this time to predict the final outcome of these lawsuits, the Company does not believe these claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
12/25/10–1/21/11	4,836,299	$43.57	4,835,000
1/22/11–2/25/11	6,434,162	$45.00	6,434,162
2/26/11–3/25/11	17,368	$44.68	—	$236,000

        The transactions described in the table above represent the repurchase of common shares on the NYSE as part of the $1.0 billion share repurchase program approved by the Board of Directors in September 2010 ("2010 Share Repurchase Program"). In addition, the Company also acquires shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. Approximately 18,667 shares were acquired in these vesting-related transactions outside of the share repurchase program during the quarter ended March 25, 2011. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. The 2010 Share Repurchase Program was substantially completed during the quarter ended March 25, 2011. Less than $1 million remained outstanding under the 2010 Share Repurchase Program as of March 25, 2011.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Reserved

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Exhibit
3.1	Articles of Association of Tyco International Ltd. (Tyco International AG) (Tyco International SA), amended to reflect change in par value of registered shares (incorporated by reference to Exhibit 3.1 to Tyco International Ltd. current report on Form 8-K filed on March 14, 2011).
10.1
Four Year Senior Unsecured Credit Agreement among the Tyco International Finance S.A., Tyco International Ltd. each of the initial lenders named therein, Citibank, N.A. as administrative agent, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith and J.P. Morgan Securities LLC, as bookrunners and lead arrangers (incorporated by reference to Exhibit 10.1 to Tyco International Ltd. current report on Form 8-K filed on March 28, 2011).
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
101
Financial statements from the quarterly report on Form 10-Q of Tyco International Ltd. for the quarter ended March 25, 2011 formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:	/s/ FRANK S. SKLARSKY Frank S. Sklarsky Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 28, 2011