Form 10-Q
period 2011-06-24
TYCO INTERNATIONAL LTD
filed 2011-07-28
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 24, 2011
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

        The number of common shares outstanding as of July 18, 2011 was 464,365,339.

TYCO INTERNATIONAL LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
Revenue from product sales	$2,336	$2,532	$6,962	$7,366
Service revenue	1,957	1,742	5,702	5,157

Net revenue	4,293	4,274	12,664	12,523
Cost of product sales	1,629	1,781	4,871	5,218
Cost of services	1,011	912	2,963	2,694
Selling, general and administrative expenses	1,143	1,163	3,365	3,380
Restructuring, asset impairments and divestiture charges (gain), net (see Notes 2 and 3)	35	43	(153)	26

Operating income	475	375	1,618	1,205
Interest income	8	7	26	24
Interest expense	(59)	(71)	(184)	(221)
Other expense, net	(3)	(85)	(9)	(73)

Income from continuing operations before income taxes	421	226	1,451	935
Income tax (expense) benefit	(58)	26	(278)	(78)

Income from continuing operations	363	252	1,173	857
(Loss) income from discontinued operations, net of income taxes	(5)	4	160	14

Net income	358	256	1,333	871
Less: noncontrolling interest in subsidiaries net (loss) income	(1)	2	—	5

Net income attributable to Tyco common shareholders	$359	$254	$1,333	$866

Amounts attributable to Tyco common shareholders:
Income from continuing operations	$364	$250	$1,173	$852
(Loss) income from discontinued operations	(5)	4	160	14

Net income attributable to Tyco common shareholders	$359	$254	$1,333	$866

Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.78	$0.51	$2.46	$1.77
(Loss) income from discontinued operations	(0.01)	0.01	0.34	0.03

Net income attributable to Tyco common shareholders	$0.77	$0.52	$2.80	$1.80

Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.76	$0.50	$2.44	$1.76
Income from discontinued operations	—	0.01	0.33	0.03

Net income attributable to Tyco common shareholders	$0.76	$0.51	$2.77	$1.79

Weighted average number of shares outstanding:
Basic	468	492	476	481
Diluted	475	496	481	484

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except per share data)

	June 24, 2011	September 24, 2010
Assets
Current Assets:
Cash and cash equivalents	$1,629	$1,775
Accounts receivable, less allowance for doubtful accounts of $125 and $161, respectively	2,470	2,493
Inventories	1,406	1,443
Prepaid expenses and other current assets	946	936
Deferred income taxes	367	382
Assets held for sale	—	324

Total current assets	6,818	7,353
Property, plant and equipment, net	4,007	4,156
Goodwill	9,895	9,577
Intangible assets, net	3,558	3,446
Other assets	2,699	2,596

Total Assets	$26,977	$27,128

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$42	$536
Accounts payable	1,230	1,340
Accrued and other current liabilities	2,708	2,671
Deferred revenue	638	618
Liabilities held for sale	—	103

Total current liabilities	4,618	5,268
Long-term debt	4,145	3,652
Deferred revenue	1,156	1,106
Other liabilities	2,876	3,001

Total Liabilities	12,795	13,027

Commitments and Contingencies (see Note 10)
Tyco Shareholders' Equity:
Common shares, CHF 6.70 par value, 825,222,070 shares authorized, 486,414,669 shares issued as of June 24, 2011; CHF 6.70 par value, 814,801,671 shares authorized, 514,502,770 shares issued as of September 24, 2010	2,792	2,948
Common shares held in treasury, 22,640,966 and 26,097,158 shares, as of June 24, 2011 and September 24, 2010, respectively	(988)	(976)
Contributed surplus	10,721	12,121
Accumulated earnings	1,642	312
Accumulated other comprehensive income (loss)	10	(321)

Total Tyco Shareholders' Equity	14,177	14,084
Noncontrolling interest	5	17

Total Equity	14,182	14,101

Total Liabilities and Equity	$26,977	$27,128

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	For the Nine Months Ended
	June 24, 2011	June 25, 2010
Cash Flows From Operating Activities:
Net income attributable to Tyco common shareholders	$1,333	$866
Noncontrolling interest in subsidiaries net income	—	5
Income from discontinued operations, net of income taxes	(160)	(14)

Income from continuing operations	1,173	857
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	976	869
Non-cash compensation expense	86	92
Deferred income taxes	119	(127)
Provision for losses on accounts receivable and inventory	61	93
Gain on divestitures	(227)	(43)
Other non-cash items	54	101
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(183)	—
Inventories	(195)	(127)
Prepaid expenses and other current assets	(18)	12
Accounts payable	(53)	33
Accrued and other liabilities	(172)	(6)
Other	—	(87)

Net cash provided by operating activities	1,621	1,667

Net cash (used in) provided by discontinued operating activities	(9)	12

Cash Flows From Investing Activities:
Capital expenditures	(548)	(512)
Proceeds from disposal of assets	7	26
Acquisition of businesses, net of cash acquired	(228)	(600)
Accounts purchased by ADT	(451)	(400)
Divestiture of businesses, net of cash divested	711	26
Other	(6)	16

Net cash used in investing activities	(515)	(1,444)

Net cash provided by (used in) discontinued investing activities	259	(7)

Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	161	26
Repayment of short-term debt	(653)	(268)
Proceeds from issuance of long-term debt	497	1,001
Repayment of long-term debt	(3)	(962)
Proceeds from exercise of share options	112	33
Dividends paid	(342)	(311)
Repurchase of common shares by treasury	(1,300)	(276)
Transfer from discontinued operations	250	5
Other	9	11

Net cash used in financing activities	(1,269)	(741)

Net cash used in discontinued financing activities	(250)	(5)

Effect of currency translation on cash	27	(13)

Net decrease in cash and cash equivalents	(136)	(531)
Decrease in cash and cash equivalents from deconsolidation of variable interest entity	(10)	—
Cash and cash equivalents at beginning of period	1,775	2,354

Cash and cash equivalents at end of period	$1,629	$1,823

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

For the Nine Months Ended June 24, 2011 and June 25, 2010

(in millions)

	Number of Common Shares	Common Shares at Par Value	Treasury Shares	Contributed Surplus	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Total Tyco Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance as of September 25, 2009	474	$3,122	$(214)	$10,940	$(820)	$(87)	$12,941	$13	$12,954
Comprehensive income:
Net income					866		866	5	871
Currency translation, net of income tax benefit of $1 million						(565)	(565)		(565)
Unrealized loss on marketable securities and derivative instruments, net of income taxes						(2)	(2)		(2)
Retirement plans, net of income taxes of $39 million						69	69		69

Total comprehensive income							368	5	373
Dividends declared (see Note 12)		(423)					(423)		(423)
Issuance of shares in connection with the acquisition of Brinks Home Security Inc.	35	241	2	1,119			1,362		1,362
Replacement of share based equity awards issued in connection with the acquisition of Brinks Home Security Inc.				27			27		27
Shares issued from treasury for vesting of share based equity awards	2		95	(62)			33		33
Repurchase of common shares by treasury	(7)		(276)				(276)		(276)
Compensation expense				93			93		93
Other								(2)	(2)

Balance as of June 25, 2010	504	$2,940	$(393)	$12,117	$46	$(585)	$14,125	$16	$14,141

	Number of Common Shares	Common Shares at Par Value	Treasury Shares	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Tyco Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance as of September 24, 2010	488	$2,948	$(976)	$12,121	$312	$(321)	$14,084	$17	$14,101
Comprehensive income:
Net income					1,333		1,333		1,333
Deconsolidation of variable interest entity due to adoption of an accounting standard (See Note 1)								(11)	(11)
Currency translation, net of income tax expense of $1 million						289	289		289
Unrealized loss on marketable securities						(1)	(1)		(1)
Retirement plans, net of income taxes of $5 million						43	43		43

Total comprehensive income							1,664	(11)	1,653
Cancellation of treasury shares		(160)	1,075	(915)			—		—
Dividends declared (See Note 12)		4		(465)			(461)		(461)
Shares issued from treasury for vesting of share based equity awards	6		218	(106)			112		112
Repurchase of common shares by treasury	(30)		(1,300)				(1,300)		(1,300)
Compensation expense				86			86		86
Other			(5)		(3)		(8)	(1)	(9)

Balance as of June 24, 2011	464	$2,792	$(988)	$10,721	$1,642	$10	$14,177	$5	$14,182

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

        References to 2011 and 2010 are to Tyco's fiscal quarters ending June 24, 2011 and June 25, 2010, respectively, unless otherwise indicated.

        Reclassifications—As a result of the segment realignment, prior period segment amounts have been recast to conform to the current period presentation. See Note 15.

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

        In June 2009, the FASB issued authoritative guidance which amended the existing guidance for the consolidation of variable interest entities ("VIE"), to address the elimination of the concept of a

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

qualifying special purpose entity. The guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the significant activities of a VIE, and the obligation to absorb losses or the right to receive benefits that may be significant to the VIE. The guidance became effective for Tyco in the first quarter of fiscal 2011. The Company's population of VIE's is primarily composed of joint ventures that are not material to the Company's consolidated operations and are not material to the Company's financial position, results of operations or cash flows. The adoption of this guidance resulted in the deconsolidation of a joint venture in the Tyco Fire Protection segment, but it did not have a material impact on the Company's financial position, results of operations or cash flows.

        Recently Issued Accounting Pronouncements—In June 2011, the FASB issued authoritative guidance for the presentation of comprehensive income. The guidance amended the reporting of Other Comprehensive Income ("OCI") by eliminating the option to present OCI as part of the Statement of Changes in Shareholder's Equity. The amendment will not impact the accounting for OCI, but only its presentation in the Company's consolidated financial statements. The guidance requires that all nonowner changes in Tyco's shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements which include total net income and its components, consecutively followed by total OCI and its components to arrive at total comprehensive income. The guidance must be applied retrospectively and is effective for Tyco in the first quarter of fiscal 2013, with early adoption permitted. The Company is currently assessing the timing of its adoption of the guidance.

2.    Divestitures

        The Company has continued to assess the strategic fit of its various businesses and has pursued divestiture of certain businesses which do not align with its long-term strategy.

        On November 9, 2010, the Company announced that it entered into an investment agreement (the "Agreement") to sell a majority interest in its Electrical and Metal Products business to an affiliate of the private equity firm Clayton, Dubilier & Rice, LLC (the "Investor"). The Company formed a newly incorporated holding company, Atkore International Group Inc. ("Atkore"), to hold the Company's Electrical and Metal Products business. On December 22, 2010, the transaction closed and the Investor acquired shares of a newly-created class of cumulative convertible preferred stock of Atkore (the "Preferred Stock"). The Preferred Stock initially represented 51% of the outstanding capital stock (on an as-converted basis) of Atkore. In connection with the closing, the Company received cash proceeds of approximately $713 million and recorded a gain of $259 million (including a $49 million gain recognized in connection with determining the fair value of the Company's retained ownership interest discussed below) during the first quarter of 2011. During the quarter and nine months ended June 24, 2011, the Company recorded net working capital adjustments of $2 million and $11 million, respectively, that reduced the gain on disposal. The gain on disposal is recorded within restructuring, asset impairments and divestiture charges (gain), net in the Company's Consolidated Statements of Operations.

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

the expected present value of dividends to be paid on the Preferred Stock (the "Implied Equity Value"). The discount rate used to determine the present value of the expected dividends was calculated by taking the average of the stated return on the Preferred Stock pursuant to the Agreement and Atkore's estimated cost of equity. The Implied Equity Value was then allocated to the Company's retained ownership interest. To arrive at the fair value of the Company's retained ownership interest the Company applied a discount factor to the Company's allocated Implied Equity Value due to the lack of marketability of the common stock of Atkore, which is now privately held. The fair value of the Company's retained ownership interest was determined to be $137 million, resulting in the Company recognizing a $49 million gain upon deconsolidation during the first quarter of fiscal 2011. Tyco's retained ownership interest in Atkore is accounted for under the equity method of accounting and is recorded in other assets in the Company's Consolidated Balance Sheet as of June 24, 2011. The Company's proportionate share of Atkore's net income (loss) is recorded within Other expense, net in the Company's Consolidated Statements of Operations as the amounts were not material. The company recorded equity income of $9 million and $2 million for the quarter and nine months ended June 24, 2011, respectively.

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

Discontinued Operations

        On September 30, 2010, the Company sold its European water business, which was part of the Company's Flow Control segment. The sale was completed for approximately $264 million in cash proceeds, net of $7 million of cash divested on sale, and a pre-tax gain of $168 million was recorded, which was largely exempt from tax. The gain was recorded in (loss) income from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations.

        Net revenue, pre-tax income (loss) from discontinued operations, pre-tax (loss) income on sale of discontinued operations, income tax expense and (loss) income from discontinued operations, net of income taxes are as follows ($ millions):

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
Net revenue	$—	$82	$3	$248

Pre-tax income (loss) from discontinued operations	$—	$11	$(5)	$22
Pre-tax (loss) income on sale of discontinued operations	—	(5)	168	(5)
Income tax expense	(5)	(2)	(3)	(3)

(Loss) income from discontinued operations, net of income taxes	$(5)	$4	$160	$14

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.    Divestitures (Continued)

        There were no material pending divestitures as of June 24, 2011. Balance sheet information for material pending divestitures as of September 24, 2010 was as follows ($ in millions):

September 24, 2010
Accounts receivables, net	$70
Inventories	71
Prepaid expenses and other current assets	13
Property, plant and equipment, net	59
Goodwill and intangible assets, net	105
Other assets	6

Total assets	$324

Accounts payable	$43
Accrued and other current liabilities	36
Other liabilities	24

Total liabilities	$103

Divestiture Charges (Gain), Net

        During the quarter and nine months ended June 24, 2011, the Company recorded a net loss of $6 million and a net gain of $227 million, respectively, in restructuring, asset impairments and divestiture charges (gain), net in the Company's Consolidated Statements of Operations in connection with the divestiture and write-down to fair value less cost to sell of certain businesses that did not meet the criteria for discontinued operations. The net gain for the nine months ended June 24, 2011 includes a gain of $248 million, net of working capital adjustments, recognized in conjunction with the sale of a majority interest in the Company's Electrical and Metal Products business, as discussed above.

        During the quarter and nine months ended June 25, 2010, the Company recorded a net loss of $1 million and a net gain of $43 million, respectively, in restructuring, asset impairments and divestiture charges (gain), net in the Company's Consolidated Statements of Operations in connection with the divestiture and write-down to fair value less cost to sell of certain businesses that did not meet the criteria for discontinued operations. The net gain for the nine months ended June 25, 2010 includes the $53 million gain recognized upon the sale of the Company's French security business, as discussed above.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net (Continued)

        The Company recorded restructuring and asset impairment charges by program and Consolidated Statement of Operations classification as follows ($ in millions):

	For the Quarter Ended June 24, 2011	For the Quarter Ended June 25, 2010	For the Nine Months Ended June 24, 2011	For the Nine Months Ended June 25, 2010
2011 program	$25	$—	$70	$—
2009 program	4	40	—	69
2007 and pre-2006 programs	1	1	4	1

Total restructuring and asset impairment charges, net	$30	$41	$74	$70

Charges reflected in cost of sales	1	(1)	1	—
Charges reflected in selling, general and administrative ("SG&A")	—	—	(1)	1
Charges reflected in restructuring, asset impairments and divestiture charges (gain), net	$29	$42	$74	$69

2011 Program

        Restructuring and asset impairment charges, net, during the quarter and nine months ended June 24, 2011 are as follows ($ in millions):

	For the Quarter Ended June 24, 2011
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Total
Tyco Security Solutions	$15	$2	$—	$17
Tyco Fire Protection	2	—	1	3
Tyco Flow Control	2	—	—	2
Corporate and Other	—	3	—	3

Total	$19	$5	$1	$25

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net (Continued)

	For the Nine Months Ended June 24, 2011
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Charges Reflected in SG&A	Total
Tyco Security Solutions	$18	$5	$—	$—	$23
Tyco Fire Protection	29	—	1	—	30
Tyco Flow Control	6	2	—	(1)	7
Corporate and Other	6	4	—	—	10

Total	$59	$11	$1	$(1)	$70

        The rollforward of the reserves from September 24, 2010 to June 24, 2011 is as follows ($ in millions):

Balance as of September 24, 2010	$—
Charges	74
Reversals	(4)
Utilization	(19)
Currency translation	4

Balance as of June 24, 2011	$55

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

        Restructuring and asset impairment charges, net, during the quarter and nine months ended June 24, 2011 and June 25, 2010 related to the 2009 Program are as follows ($ in millions):

	For the Quarter Ended June 24, 2011
	Employee Severance and Benefits	Total
Tyco Security Solutions	$4	$4

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net (Continued)

	For the Quarter Ended June 25, 2010
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Total
Tyco Security Solutions	$23	$3	$—	$26
Tyco Fire Protection	5	1	—	6
Tyco Flow Control	3	3	—	6
Electrical and Metal Products	—	2	(1)	1
Corporate and Other	1	—	—	1

Total	$32	$9	$(1)	$40

	For the Nine Months Ended June 24, 2011
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
Tyco Security Solutions	$(10)	$6	$(4)
Tyco Fire Protection	1	3	4

Total	$(9)	$9	$—

	For the Nine Months Ended June 25, 2010
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Charges Reflected in SG&A	Total
Tyco Security Solutions	$29	$7	$—	$—	$36
Tyco Fire Protection	13	(2)	—	1	12
Tyco Flow Control	13	4	1	—	18
Electrical and Metal Products	—	3	(1)	—	2
Corporate and Other	1	—	—	—	1

Total	$56	$12	$—	$1	$69

        Restructuring and asset impairment charges, net, incurred cumulative to date from initiation of the 2009 Program are as follows ($ in millions):

	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Charges Reflected in SG&A	Total
Tyco Security Solutions	$120	$38	$10	$5	$173
Tyco Fire Protection	93	7	7	2	109
Tyco Flow Control	31	11	4	(1)	45
Electrical and Metal Products	12	5	14	—	31
Corporate and Other	3	7	—	1	11

Total	$259	$68	$35	$7	$369

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Asset Impairment Charges, Net (Continued)

        The rollforward of the reserves from September 24, 2010 to June 24, 2011 is as follows ($ in millions):

Balance as of September 24, 2010	$135
Charges	24
Reversals	(24)
Utilization	(59)
Divestitures	(13)
Currency translation	3

Balance as of June 24, 2011	$66

        Restructuring reserves for businesses that have met the held for sale criteria are included in liabilities held for sale on the Consolidated Balance Sheets and excluded from the table above. See Note 2.

2007 and pre-2006 Programs

        During fiscal 2007 and 2008, the Company launched a restructuring program across all of the Company's segments, including the corporate organization, to streamline some of the businesses and reduce the operational footprint (the "2007 Program"). The Company maintained a restructuring reserve related to the 2007 Program of $21 million and $26 million as of June 24, 2011 and September 24, 2010, respectively. The Company incurred $1 million and $4 million of charges and utilized $3 million and $8 million of the restructuring reserve balance during the quarter and nine months ended June 24, 2011, respectively. In addition, the Company continues to maintain restructuring reserves related to certain programs initiated prior to 2006. The total amount of these reserves was $14 million as of both June 24, 2011 and September 24, 2010. The aggregate remaining reserves related to the 2007 and pre-2006 programs primarily relate to facility exit costs for long-term non-cancelable lease obligations with expiration dates that range from 2011 to 2022 primarily within the Company's Tyco Security Solutions segment. The Company incurred $1 million of charges for both the quarter and nine months ended June 25, 2010.

Total Restructuring Reserves

        As of June 24, 2011 and September 24, 2010, restructuring reserves related to all programs were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	June 24, 2011	September 24, 2010
Accrued and other current liabilities	$129	$124
Other liabilities	27	51

Total	$156	$175

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Acquisitions

2011 Acquisitions

        During the quarter and nine months ended June 24, 2011, cash paid for acquisitions included in continuing operations totaled $219 million and $228 million, respectively, which primarily related to the acquisition of Oceania Capital Partners Limited's Signature Security Group. Signature Security Group is an electronic security company operating in Australia and New Zealand primarily in small business and residential markets. Cash paid for Signature Security Group totaled approximately $184 million, net of cash acquired of $2 million by the Company's Tyco Security Solutions segment.

        On March 21, 2011, the Company signed a definitive agreement to acquire a 75% equity stake in privately-held KEF Holdings Ltd. ("KEF"), a vertically integrated valve manufacturer in the Middle East, for approximately $300 million. Following the close of the transaction, the Company intends to combine KEF with the Company's Tyco Flow Control Segment. See Note 20.

2011 ADT Account Acquisitions

        During the quarter and nine months ended June 24, 2011, the Company paid $172 million and $451 million of cash, respectively, to acquire approximately 159,000 and 419,000 customer contracts for electronic security services in its Tyco Security Solutions segment.

2011 Acquisition Related Costs

        Acquisition costs are expensed as incurred. During the quarter and nine months ended June 24, 2011, the Company incurred acquisition costs of $1 million and $4 million, respectively, primarily in connection with its acquisitions of Signature Security Group and KEF. Such costs are recorded in selling, general and administrative expenses in the Company's Consolidated Statements of Operations.

        During the quarter and nine months ended June 24, 2011, the Company incurred integration costs of $8 million and $22 million, respectively, primarily in connection with its acquisition of Brink's Home Security Holdings, Inc ("BHS" or "Broadview Security"). Such costs are recorded within selling, general and administrative expenses in the Company's Consolidated Statements of Operations.

2010 Acquisitions

        During the quarter and nine months ended June 25, 2010, cash paid for acquisitions included in continuing operations totaled $448 million and $600 million, respectively, net of cash acquired of $136 million and $137 million, respectively, which primarily related to the acquisition of Broadview Security and Hiter Industria e Comercio de Controle Termo-Hidraulico Ltda ("Hiter"). Net cash paid for Broadview Security totaled $448 million by the Company's Tyco Security Solutions segment during the quarter ended June 25, 2010. During the nine months ended June 25, 2010, the Company's Flow Control segment acquired two Brazilian valve companies, including Hiter, a valve manufacturer which serves a variety of industries including the oil and gas, chemical and petrochemical markets. Net cash paid for the Brazilian valve companies totaled $104 million.

2010 ADT Account Acquisitions

        During the quarter and nine months ended June 25, 2010, the Company paid $134 million and $400 million of cash, respectively, to acquire approximately 122,000 and 356,000 customer contracts for electronic security services in the Tyco Security Solutions segment.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Acquisitions (Continued)

2010 Acquisition Related Costs

        Acquisition costs are expensed as incurred. The Company has incurred approximately $14 million and $17 million of costs directly related to the Broadview Security acquisition during the quarter and nine months ended June 25, 2010. In addition, the Company recorded $10 million of integration costs during the quarter and $11 million during the nine months ended June 25, 2010. Both acquisition and integration costs have been recorded within selling, general and administrative expenses in the Company's Consolidated Statement of Operations for the quarter and nine months ended June 25, 2010. The Company's Tyco Security Solutions segment recorded $24 million and $25 million of acquisition and integration costs for the quarter and nine months ended June 25, 2010, respectively. The Company's Corporate and Other segment recorded nil and $3 million of acquisition costs for the quarter and nine months ended June 25, 2010, respectively. In addition, the Company's Tyco Security Solutions segment recorded $13 million of restructuring expenses, in conjunction with the acquisition of Broadview Security, which have been recorded within restructuring, asset impairments and divestiture charges, net in the Company's Consolidated Statement of Operations for the quarter and nine months ended June 25, 2010.

  Acquisition of Broadview Security

        On May 14, 2010, the Company's Tyco Security Solutions segment acquired all of the outstanding equity of Broadview Security, a publicly traded company that was formerly owned by The Brink's Company, in a cash-and-stock transaction valued at approximately $2.0 billion. Under the terms of the transaction, each outstanding share of BHS common stock was converted into the right to receive: (1) $13.15 in cash and 0.7562 Tyco common shares, for those shareholders who made an all-cash election, (2) 1.0951 Tyco common shares, for those shareholders who made an all stock election or (3) $12.75 in cash and 0.7666 Tyco common shares, for those shareholders who made a mixed cash/stock election or who failed to make an election.

        Prior to its acquisition, Broadview Security's core business was to provide security alarm monitoring services for residential and commercial properties in North America. Broadview Security had a large residential recurring customer base and was also a leader in technologies and services. The acquisition of Broadview Security has expanded the Company's presence in the North American residential security business as well as enhanced the Company's service offerings to its customers.

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

(1)
Represents the fair value of BHS stock option, restricted stock unit and deferred stock unit replacement awards attributable to pre-combination service issued to holders of these awards in the acquisition. The fair value was determined using the Black-Scholes model for stock option awards and Tyco's closing stock price for the restricted and deferred stock unit awards. The fair

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Acquisitions (Continued)

  value of outstanding BHS stock-based compensation awards which, immediately vested at the effective time of the acquisition, was attributed to pre-combination service and was included in the consideration transferred. In addition, there were certain BHS stock-based compensation awards which did not immediately vest upon completion of the acquisition. For those awards, the fair value of the awards attributed to pre-combination service was included as part of the consideration transferred and the fair value attributed to post-combination service is being recognized as compensation expense over the requisite service period in the post-combination financial statements of Tyco.

Fair Value Allocation of Consideration Transferred to Assets Acquired and Liabilities Assumed

        The consideration transferred for BHS has been allocated to identifiable assets acquired and liabilities assumed as of the acquisition date. The following amounts represent the fair value of the identifiable assets acquired and liabilities assumed ($ in millions):

Net current assets(1)	$78
Subscriber systems	624
Other property, plant and equipment	49

Total property, plant and equipment	673

Contracts and related customer relationships (10-year weighted average useful life)	738
Other intangible assets (4-year weighted average useful life)	12

Total intangible assets	750

Net non-current liabilities(2)	(459)

Net assets acquired	1,042
Goodwill(3)	932

Purchase price	$1,974

(1)
As of the acquisition date, the fair value of accounts receivable approximated book value. Included in net current assets is $32 million of accounts receivable. The gross contractual amount receivable was approximately $35 million of which $3 million was not expected to be collected.

(2)
Included in net non-current liabilities is approximately $456 million of deferred tax liabilities which are recorded in other liabilities in the Company's Consolidated Balance Sheet.

(3)
The goodwill recognized is primarily related to expected synergies and other benefits that the Company believes will result from combining the operations of BHS with the operations of Tyco Security Solutions. All of the goodwill has been allocated to the Company's Tyco Security Solutions segment. None of the goodwill is expected to be deductible for tax purposes.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Acquisitions (Continued)

Actual BHS Financial Results

        BHS actual results from the acquisition date, May 14, 2010, which are included in the Consolidated Statement of Operations for the quarter and nine months ended June 25, 2010, are as follows ($ in millions):

For the Quarter and Nine Months Ended
June 25, 2010
Net Revenue	$54

Loss from continuing operations attributable to Tyco common shareholders	(26)

Net loss attributable to Tyco common shareholders	(26)

Supplemental Pro Forma Financial Information (unaudited)

        The supplemental pro forma financial information for the quarter and nine months ended June 25, 2010 is as follows ($ in millions):

	For the Quarter Ended	For the Nine Months Ended
	June 25, 2010	June 25, 2010
Net revenue	$4,342	$12,877

Income from continuing operations attributable to Tyco common shareholders	244	870

Net income attributable to Tyco common shareholders	248	884

Income from continuing operations per share:
Basic earnings per share attributable to Tyco common shareholders	$0.46	$1.69
Diluted earnings per share attributable to Tyco common shareholders	$0.46	$1.68

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

5. Income Taxes

        The Company did not have a significant change to its unrecognized tax benefits during the quarter ended June 24, 2011.

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

        Based on the current status of its income tax audits, the Company believes that it is reasonably possible that between nil and $65 million in unrecognized tax benefits may be resolved in the next twelve months.

        At each balance sheet date, management evaluates whether it is more likely than not that the Company's deferred tax assets will be realized and if sufficient future taxable income will be available by assessing current period and projected operating results and other pertinent data. As of June 24, 2011, the Company had recorded deferred tax assets of $1.4 billion, which is comprised of $2.9 billion gross deferred tax assets net of $1.5 billion valuation allowances.

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

        Under the Tax Sharing Agreement, Tyco shares responsibility for certain of its, Covidien's and TE Connectivity's income tax liabilities, which result in cash payments, based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and TE Connectivity share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and TE Connectivity's U.S. and certain non-U.S. income tax returns. The costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties. In connection with the execution of the Tax Sharing Agreement, Tyco established a net receivable from Covidien and TE Connectivity representing the amount Tyco expected to receive for pre-Separation uncertain tax positions, including amounts owed to the Internal Revenue Service ("IRS"). As of June 24, 2011 and September 24, 2010, respectively, the aggregate amount of the net receivable was $87 million and $114 million, respectively, of which $68 million and $89 million, respectively, was included in other assets and $19 million and $25 million, respectively, was included in prepaid expenses and other current assets on the Consolidated Balance Sheets. Tyco also established liabilities representing the fair market value of its share of Covidien's and TE Connectivity's estimated obligations, primarily to the IRS, for their pre-Separation taxes covered by the Tax Sharing Agreement. As of June 24, 2011 and September 24, 2010, Tyco had recorded $366 million and $398 million, respectively, in other liabilities, and $188 million and $156 million, respectively, in accrued and other current liabilities. During 2011, Tyco reclassified $32 million from other liabilities to accrued and other current liabilities for a change in the net payment due to Covidien and TE Connectivity related to the resolution of certain IRS audit and pre-Separation tax matters.

        Tyco assesses the shared tax liabilities and related guaranteed liabilities at each reporting period. The receivable and liability were initially recognized with an offset to shareholders' equity in 2007. During the quarters ended June 24, 2011 and June 25, 2010, Tyco recorded expense of $12 million and nil, respectively, in accordance with the Tax Sharing Agreement. During the nine months ended June 24, 2011 and June 25, 2010, Tyco recorded expense of $11 million and income of $11 million, respectively, in accordance with Tax Sharing Agreement. Tyco will provide payment to Covidien and TE Connectivity under the Tax Sharing Agreement as the shared income tax liabilities are settled. Settlement is expected to occur as the audit process by applicable taxing authorities is completed for the impacted years and cash payments are made. Due to the resolution of certain income tax liabilities by Covidien and TE Connectivity during the quarter ended June 24, 2011, Tyco is expected to make a net cash payment of approximately $188 million to Covidien and TE Connectivity prior to the end of calendar 2011, which, when payment is made, will reduce the guarantor liability under the Tax Sharing Agreement by a corresponding amount. Notwithstanding the resolution of these items, certain significant items regarding pre-Separation shared tax liabilities remain open, and given the nature of these liabilities, the maximum amount of potential future payments under the Tax Sharing Agreement is

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. Income Taxes (Continued)

not determinable. Such cash payments, when they occur, will reduce the guarantor liability as such payments represent an equivalent reduction of risk. Tyco also assesses the sufficiency of the Tax Sharing Agreement guarantee liability on a quarterly basis and will increase the liability when it is probable that cash payments expected to be made under the Tax Sharing Agreement exceed the recorded balance.

        Tyco and its subsidiaries' income tax returns are examined periodically by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments, in particular with respect to years preceding the Separation. The issues and proposed adjustments related to such years are generally subject to the sharing provisions of the Tax Sharing Agreement. Tyco is reviewing and contesting certain of the proposed tax adjustments. With respect to adjustments raised by the IRS, although the Company expects to resolve a substantial number of these adjustments, a few significant items are expected to remain open with respect to the audit of the 1997 through 2004 years. As of the date hereof, it is unlikely that Tyco will be able to resolve the open items, which primarily involve the treatment of certain intercompany debt transactions during the period, through the IRS appeals process. As a result, Tyco may be required to litigate these matters. The Company has assessed its obligations under the Tax Sharing Agreement, including with respect to the proposed civil fraud penalties discussed below, to determine that its recorded liability of $554 million is sufficient to cover the indemnifications made by the Company under such agreement. See Note 18. However, the ultimate resolution of these matters is uncertain and could result in a material adverse impact to the Company's financial position, results of operations, cash flows or the effective tax rate in future reporting periods.

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

6. Earnings Per Share

        The reconciliations between basic and diluted earnings per share attributable to Tyco common shareholders are as follows (in millions, except per share data):

	For the Quarter Ended June 24, 2011			For the Quarter Ended June 25, 2010
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$364	468	$0.78	$250	492	$0.51
Share options and restricted share awards	—	7		—	4

Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations attributable to Tyco common shareholders, giving effect to dilutive adjustments	$364	475	$0.76	$250	496	$0.50

	For the Nine Months Ended June 24, 2011			For the Nine Months Ended June 25, 2010
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$1,173	476	$2.46	$852	481	$1.77
Share options and restricted share awards	—	5		—	3

Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations attributable to Tyco common shareholders, giving effect to dilutive adjustments	$1,173	481	$2.44	$852	484	$1.76

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.    Earnings Per Share (Continued)

        The computation of diluted earnings per share for the quarter and nine months ended June 24, 2011 excludes the effect of the potential exercise of share options to purchase approximately 6 million and 10 million shares, respectively, and excludes restricted stock units of approximately nil and 1 million shares, respectively, because the effect would be anti-dilutive.

        The computation of diluted earnings per share for the quarter and nine months ended June 25, 2010 excludes the effect of the potential exercise of share options to purchase approximately 14 million and 16 million shares, respectively, and excludes restricted stock units of approximately 2 million in both periods because the effect would be anti-dilutive.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Goodwill and Intangible Assets (Continued)

        The changes in the carrying amount of goodwill by segment are as follows ($ in millions):

	As of September 25, 2009	Acquisitions/ Purchase Accounting Adjustments	Divestitures	Currency Translation	As of September 24, 2010
Tyco Security Solutions
Gross Goodwill	$5,921	$929	$(3)	$(48)	$6,799
Impairments	(1,332)	—	—	—	(1,332)

Carrying Amount of Goodwill	4,589	929	(3)	(48)	5,467

Tyco Fire Protection
Gross Goodwill	2,638	—	(10)	5	2,633
Impairments	(429)	—	—	—	(429)

Carrying Amount of Goodwill	2,209	—	(10)	5	2,204

Tyco Flow Control
Gross Goodwill	1,993	76	(106)	(57)	1,906
Impairments	—	—	—	—	—

Carrying Amount of Goodwill	1,993	76	(106)	(57)	1,906

Electrical and Metal Products
Gross Goodwill	935	—	—	—	935
Impairments	(935)	—	—	—	(935)

Carrying Amount of Goodwill	—	—	—	—	—

TOTAL
Gross Goodwill	11,487	1,005	(119)	(100)	12,273
Impairments	(2,696)	—	—	—	(2,696)

Carrying Amount of Goodwill	$8,791	$1,005	$(119)	$(100)	$9,577

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Goodwill and Intangible Assets (Continued)

	As of September 24, 2010	Acquisitions/ Purchase Accounting Adjustments	Divestitures	Currency Translation	As of June 24, 2011
Tyco Security Solutions
Gross Goodwill	$6,799	$123	$—	$72	$6,994
Impairments	(1,332)	—	—	—	(1,332)

Carrying Amount of Goodwill	5,467	123	—	72	5,662

Tyco Fire Protection
Gross Goodwill	2,633	—	(3)	29	2,659
Impairments	(429)	—	—	—	(429)

Carrying Amount of Goodwill	2,204	—	(3)	29	2,230

Tyco Flow Control
Gross Goodwill	1,906	4	—	93	2,003
Impairments	—	—	—	—	—

Carrying Amount of Goodwill	1,906	4	—	93	2,003

Electrical and Metal Products
Gross Goodwill	935	—	(935)	—	—
Impairments	(935)	—	935	—	—

Carrying Amount of Goodwill	—	—	—	—	—

TOTAL
Gross Goodwill	12,273	127	(938)	194	11,656
Impairments	(2,696)	—	935	—	(1,761)

Carrying Amount of Goodwill	$9,577	$127	$(3)	$194	$9,895

        The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets as of June 24, 2011 and September 24, 2010 ($ in millions):

	June 24, 2011			September 24, 2010
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable:
Contracts and related customer relationships	$8,292	$5,133	14 years	$7,664	$4,606	14 years
Intellectual property	553	487	20 years	546	477	20 years
Other	51	20	9 years	29	15	8 years

Total	$8,896	$5,640	14 years	$8,239	$5,098	14 years

Non-Amortizable:
Intellectual property	$215			$213
Other	87			92

Total	$302			$305

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Goodwill and Intangible Assets (Continued)

        Intangible asset amortization expense for the quarters ended June 24, 2011 and June 25, 2010 was $157 million and $141 million, respectively. Intangible asset amortization expense was $461 million and $397 million for the nine months ended June 24, 2011 and June 25, 2010, respectively.

        The estimated aggregate amortization expense on intangible assets is expected to be approximately $175 million for the remainder of 2011, $575 million for 2012, $500 million for 2013, $400 million for 2014, $350 million for 2015 and $300 million for 2016.

8.    Debt

        Debt as of June 24, 2011 and September 24, 2010 is as follows ($ in millions):

	June 24, 2011	September 24, 2010
Commercial paper(1)	$40	$—
6.75% public notes due 2011(2)	—	516
6.0% public notes due 2013	655	655
4.125% public notes due 2014	499	499
3.375% public notes due 2015	498	498
3.75% public notes due 2018	249	—
8.5% public notes due 2019	750	750
7.0% public notes due 2019	432	432
6.875% public notes due 2021	715	715
4.625% public notes due 2023	248	—
Other(1)(2)	101	123

Total debt	4,187	4,188
Less current portion	42	536

Long-term debt	$4,145	$3,652

(1)
Commercial paper, plus $2 million of the amount shown as other, comprise the current portion of the Company's total debt as of June 24, 2011.

(2)
6.75% public notes due 2011, plus $20 million of the amount shown as other, comprise the current portion of the Company's total debt as of September 24, 2010.

  Fair Value

        The carrying amount of Tyco's debt subject to the fair value disclosure requirements as of June 24, 2011 and September 24, 2010 was $4,086 million and $4,065 million, respectively. The Company has determined the fair value of such debt to be $4,645 million and $4,730 million as of June 24, 2011 and September 24, 2010, respectively. The Company utilizes various valuation methodologies to determine the fair value of its debt, which is primarily dependent on the type of market in which the Company's debt is traded. When available, the Company uses quoted market prices to determine the fair value of its debt that is traded in active markets. As of June 24, 2011 and September 24, 2010, the fair value of the Company's debt which was actively traded was $4,605 million and $4,730 million, respectively. Additionally, the Company believes the carrying amount of its commercial paper of $40 million as of June 24, 2011 approximates fair value based on the short-term nature of such debt.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Debt (Continued)

  Commercial Paper

        During the third quarter of fiscal 2011, Tyco International Finance, S.A. ("TIFSA"), the Company's finance subsidiary, issued commercial paper to U.S. institutional accredited investors and qualified institutional buyers. Borrowings under the commercial paper program are available for general corporate purposes. As of June 24, 2011, TIFSA had $40 million of commercial paper outstanding, which bore interest at an average rate of 0.37%. As of September 24, 2010, TIFSA had no commercial paper outstanding.

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

        As a result of entering into the Credit Agreement and the termination and reduction described above, the Company's committed revolving credit facilities totaled $1.5 billion as of June 24, 2011. These revolving credit facilities may be used for working capital, capital expenditures and general corporate purposes. As of June 24, 2011, there were no amounts drawn under the Company's revolving credit facilities, although the Company had dedicated $40 million of availability to backstop outstanding commercial paper. As of September 24, 2010, no amounts were drawn under the Company's former credit facilities. Interest under the revolving credit facilities is variable and is calculated by reference to LIBOR or an alternate base rate.

  2011 Debt Issuance/Repayment

        On January 12, 2011, TIFSA issued $250 million aggregate principal amount of 3.75% Notes due on January 15, 2018 (the "2018 Notes") and $250 million aggregate principal amount of 4.625% Notes due on January 15, 2023 (the "2023 Notes"), which are fully and unconditionally guaranteed by the Company. TIFSA received total net proceeds of approximately $494 million after deducting debt issuance costs of approximately $1 million for the 2018 Notes and $2 million for the 2023 Notes, as well as debt discount of approximately $1 million for the 2018 Notes and $2 million for the 2023 Notes. The net proceeds of the aforementioned debt issuances, along with other available funds, were used to fund the repayment upon maturity of all of the Company's outstanding 6.75% Notes due February 2011 with a principal amount of $516 million. The 2018 Notes and the 2023 Notes are unsecured and rank equally with TIFSA's other unsecured and unsubordinated debt.

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

of both the 2018 Notes and the 2023 Notes have the right to require TIFSA to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control triggering event, which requires both a change of control and rating event, each as defined in the indenture governing the notes. The debt issuance costs will be amortized from the date of issuance to the maturity date of each series of the notes. Interest is payable semi-annually on January 15th and July 15th for both the 2018 Notes and 2023 Notes.

  2010 Debt Issuance/Repayment

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value as of June 24, 2011 and September 24, 2010. The fair value of derivative financial instruments was not material to any of the periods presented. See below for the fair value of investments and Note 8 for the fair value of debt.

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

        For derivative instruments that are designated and qualified as hedging instruments for accounting purposes, the Company documented and linked the relationships between the hedging instruments and hedged items. The Company also assessed and documented at the hedge's inception whether the derivatives used in hedging transactions were effective in offsetting changes in fair values associated with the hedged items. These hedges did not result in any hedge ineffectiveness for the quarters and nine months ended June 24, 2011 and June 25, 2010.

        All derivative financial instruments are reported on the Consolidated Balance Sheet at fair value with changes in the fair value of the derivative financial instruments recognized currently in the Company's Statement of Operations, with the exception of net investment hedges for which changes in fair value are reported in the cumulative translation component of accumulated other comprehensive income (loss) to the extent the hedges are effective. The ineffective portion of the hedge, if any, is recognized in the Consolidated Statement of Operations. The derivative financial instruments and impact of such changes in the fair value of the derivative financial instruments was not material to the Consolidated Balance Sheets as of June 24, 2011 and September 24, 2010 or Consolidated Statements of Operations and Statement of Cash Flows for the quarters and nine months ended June 24, 2011 and June 25, 2010.

Foreign Currency Exposures

        The Company manages foreign currency exchange rate risk through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact and potential variability in cash flows associated with intercompany loans and accounts receivable, accounts payable and forecasted transactions that are denominated in certain foreign currencies. As of June 24, 2011 and September 24, 2010, the total gross notional amount of the Company's foreign exchange contracts was $815 million and $860 million, respectively.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Financial Instruments (Continued)

dollar compared to the Swiss franc between the date the dividend was approved and paid increased or decreased the U.S. dollar amount required to be paid. The Company managed the potential variability in cash flows associated with the dividend payments by entering into derivative financial instruments used as economic hedges of the underlying risk. Beginning in May 2011, the Company makes dividend payments out of contributed surplus in U.S. dollars, which has eliminated the need to use currency hedges for dividend payments.

        The Company hedges its net investment in certain foreign operations through the use of foreign exchange forward contracts. The objective is to minimize the exposure to changes in the value of the foreign currency denominated net investment. The aggregate notional amount of these hedges was $227 million and $255 million as of June 24, 2011 and September 24, 2010, respectively. Changes in the fair value of forward contracts qualifying as net investment hedges are reported in cumulative translation component of accumulated other comprehensive income (loss) to the extent the hedges are effective. The ineffective portion of the hedge was not material to the Company's Consolidated Statement of Operations. These contracts did not have a material impact to the Company's Consolidated Balance Sheets as of June 24, 2011 and September 24, 2010.

Interest Rate Exposures

        The Company manages interest rate risk through the use of interest rate swap transactions with financial institutions acting as principal counterparties, which are designated as fair value hedges for accounting purposes. Since the third quarter of 2009, TIFSA has been entering into interest rate swap transactions with the objective of managing the exposure to interest rate risk by converting interest rates of fixed-rate debt to variable rates. During the second quarter of 2011, TIFSA also entered into interest rate swap contracts to hedge $155 million notional amount of the 4.125% public notes due 2014. In these contracts, TIFSA agrees with financial institutions acting as principal counterparties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. In connection with the maturity of the 6.75% public notes during the second quarter of 2011, TIFSA settled the corresponding interest rate swaps. As of June 24, 2011 and September 24, 2010, the total gross notional amount of the Company's interest rate swap contracts was $1.2 billion and $1.5 billion, respectively.

Commodity Exposures

        During fiscal 2011 and 2010, the Company entered into commodity swaps for copper which are not designated as hedging instruments for accounting purposes, which did not have a material impact on the Company's financial position, results of operations or cash flows.

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

        The Company's exposure to credit risk associated with its derivative instruments is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. As of June 24, 2011, the Company was exposed to industry concentration with financial institutions as well as risk of loss if an individual counterparty or issuer failed to perform its obligations under contractual terms. The maximum amount of loss that the Company would incur as of June 24, 2011 without giving consideration to the effects of legally enforceable master netting agreements was approximately $45 million.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following tables present the Company's assets and liabilities measured at fair value on a recurring basis as of June 24, 2011 and September 24, 2010, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the valuation.

	As of June 24, 2011
($ in millions)	Level 1	Level 2	Total
Available-for-Sale Securities:
Corporate debt securities	$—	$45	$45
U.S. Government debt securities	97	106	203

Total	$97	$151	$248

	As of September 24, 2010
($ in millions)	Level 1	Level 2	Total
Available-for-Sale Securities:
Corporate debt securities	$—	$60	$60
U.S. Government debt securities	95	122	217
Other debt securities	—	6	6

Total	$95	$188	$283

        During the nine months ended June 24, 2011, the Company did not have any significant transfers within the fair value hierarchy.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. Financial Instruments (Continued)

Other

        The Company had $3.0 billion of intercompany loans designated as permanent in nature as of June 24, 2011 and September 24, 2010, for both periods. For the quarters ended June 24, 2011 and June 25, 2010, the Company recorded $37 million of cumulative translation gain and $59 million of cumulative translation loss, respectively, through accumulated other comprehensive income (loss) related to these loans. For the nine months ended June 24, 2011 and June 25, 2010, the Company recorded $169 million of cumulative translation gain and $174 million of cumulative translation loss, respectively, through accumulated comprehensive income (loss) related to these loans.

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

        Tyco is a party to several lawsuits involving disputes with former management, among which are affirmative cases brought by Tyco against Mr. Dennis L. Kozlowski, Tyco's former chief executive officer, Mr. Mark Swartz, its former chief financial officer, and Mr. Frank Walsh Jr., a former director. In connection with these affirmative actions, Mr. Kozlowski, through counterclaims, and Mr. Swartz, through demand letters, are seeking an aggregate of approximately $137 million allegedly due in connection with their compensation and retention arrangements and under the Employee Retirement Income Security Act ("ERISA").

        With respect to Mr. Kozlowski, on December 1, 2010, the U.S. District Court for the Southern District of New York ruled in favor of several of the Company's affirmative claims against him before trial, while dismissing all of Mr. Kozlowski's counterclaims for pay and benefits after 1995. With respect to Mr. Swartz, on March 3, 2011, the same Court granted the Company's motion for summary judgment. The Court further ruled that issues related to damages will need to be resolved at trial. No trial date has been set. The Company expects Mr. Kozlowski and Mr. Swartz to contest these decisions. As a result, the Company has and will continue to maintain the reserve recorded in its Consolidated Balance Sheet for the amounts allegedly due under their compensation and retention arrangements and under ERISA until the appeals process is complete. Although the ultimate resolution of these matters

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Commitments and Contingencies (Continued)

could differ materially from these estimates, the Company does not believe such resolution would have a material adverse effect on its financial position, results of operations or cash flows.

        Tyco has also brought an action against Mr. Walsh in connection with the damages suffered by Tyco arising from Mr. Walsh's breach of his fiduciary duties to Tyco. In October 2010, the U.S. District Court for the Southern District of New York denied Tyco's affirmative claims for recovery of damages against Mr. Walsh. Tyco is pursuing an appeal. This affirmative matter, and the affirmative matters against Messrs. Kozlowski and Swartz, are not subject to the liability sharing provisions of the Separation and Distribution Agreement. Separately, Mr. Walsh is pursuing a New York state court claim against the Company asserting his entitlement to indemnification. This action is subject to the liability sharing provisions of the Separation and Distribution Agreement.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 24, 2011, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $24 million to $79 million. As of June 24, 2011, Tyco concluded that the best estimate within this range is approximately $31 million, of which $11 million is included in accrued and other current liabilities and $20 million is included in other liabilities in the Company's Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payments of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos Matters

        The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. As of June 24, 2011, there were approximately 4,400 lawsuits pending against the Company, its subsidiaries or entities for which the Company has assumed responsibility. Each lawsuit typically includes several claims, and the Company has determined that there were approximately 5,100 claims outstanding as of June 24, 2011, which reflects the Company's current estimate of the number of viable claims made against it, its affiliates or entities for which it has assumed responsibility in connection with acquisitions or divestitures. This amount includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants or are duplicative of other actions.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Commitments and Contingencies (Continued)

        Annually, during the Company's third quarter, the Company performs an analysis with the assistance of outside counsel and other experts to update its estimated asbestos-related assets and liabilities. Due to a high degree of uncertainty regarding the pattern and length of time over which claims will be made and then settled or litigated, the Company uses multiple estimation methodologies based on varying scenarios of potential outcomes to estimate the range of loss. The Company's estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is predominantly based on claim experience over the past five years, and a projection which covers claims expected to be filed, including related defense costs, over the next seven years on an undiscounted basis. The Company has concluded that estimating the liability beyond the seven year period will not provide a reasonable estimate, as these uncertainties increase significantly as the projection period lengthens. The Company's estimate of asbestos-related insurance recoveries represents estimated amounts due to the Company for previously paid and settled claims and the probable reimbursements relating to its estimated liability for pending and future claims. In determining the amount of insurance recoverable, the Company considers a number of factors, including available insurance, allocation methodologies, solvency and creditworthiness of the insurers. On a quarterly basis, the Company re-evaluates the assumptions used to perform the annual analysis and records an expense as necessary to reflect changes in its estimated liability and related insurance asset. As of June 24, 2011, the Company's estimated net liability of $91 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $327 million, and separately as an asset for insurance recoveries of $236 million. Similarly, as of September 24, 2010, the Company's estimated net liability of $106 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $309 million, and separately as an asset for insurance recoveries of $203 million.

        The amounts recorded by the Company for asbestos-related liabilities and insurance-related assets are based on currently available information as well as estimates and assumptions. Key variables and assumptions include the number and type of new claims that are filed each year, the average cost of resolution of claims, the resolution of coverage issues with insurance carriers, amount of insurance and the solvency risk with respect to the Company's insurance carriers. Furthermore, predictions with respect to these variables are subject to greater uncertainty in the later portion of the projection period. Other factors that may affect the Company's liability and cash payments for asbestos-related matters include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms of state or federal tort legislation and the applicability of insurance policies among subsidiaries. The Company believes that its asbestos-related reserves as of June 24, 2011 are appropriate. However, actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company's calculations vary significantly from actual results.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Commitments and Contingencies (Continued)

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million. The quarterly withdrawal liability payments are $1.1 million, $17.6 million of which has been cumulatively paid through June 24, 2011. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

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

Income Tax Matters

        See Note 5 for a more detailed discussion of the status of the Company's outstanding income tax audits.

11. Retirement Plans

        Defined Benefit Pension Plans—The Company sponsors a number of pension plans. The following disclosures exclude the impact of plans which are immaterial individually and in the aggregate. The net periodic benefit cost for the Company's material U.S. and non-U.S. defined benefit pension plans is as follows ($ in millions):

	U.S. Plans
	For the Quarters Ended		For the Nine Months Ended
	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
Service cost	$2	$3	$7	$7
Interest cost	10	12	31	34
Expected return on plan assets	(12)	(12)	(37)	(36)
Amortization of prior service cost	—	—	—	1
Amortization of net actuarial loss	3	6	9	20

Net periodic benefit cost	$3	$9	$10	$26

	Non-U.S. Plans
	For the Quarters Ended		For the Nine Months Ended
	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
Service cost	$5	$5	$14	$19
Interest cost	17	19	51	56
Expected return on plan assets	(17)	(18)	(52)	(52)
Amortization of prior service cost	—	—	—	(1)
Amortization of net actuarial loss	3	6	9	20
Plan settlements and curtailment termination benefits	(1)	(22)	(1)	(22)

Net periodic benefit cost	$7	$(10)	$21	$20

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Retirement Plans (Continued)

        The estimated net actuarial loss for U.S. pension benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the current fiscal year is expected to be $10 million.

        The estimated net actuarial loss for non-U.S. pension benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the current fiscal year is expected to be $12 million.

        The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates and to make discretionary voluntary contributions from time-to-time. The Company anticipates that it will contribute at least the minimum required to its pension plans in fiscal year 2011 of $10 million for U.S. plans and $65 million for non-U.S. plans. During the nine months ended June 24, 2011 the Company made required contributions of $6 million to its U.S. pension plans and $51 million to its non-U.S. pension plans. The Company also made voluntary contributions of $15 million to its U.S. plans during the nine months ended June 24, 2011.

        Postretirement Benefit Plans—Net periodic postretirement benefit cost was insignificant for both periods.

12. Shareholders' Equity

Dividends

        Pursuant to Swiss law, dividend payments made prior to January 1, 2011 in the form of a return of capital from the Company's registered share capital were not subject to Swiss withholding taxes. As a result, the Company paid dividends in the form of a reduction of registered share capital through February 2011. Due to a change in Swiss law effective January 1, 2011, the Company may now make dividend payments from its contributed surplus equity position in its Swiss statutory accounts free of Swiss withholding taxes. Unlike payments made in the form of a reduction to registered share capital, which are required to be denominated in Swiss francs and converted to U.S. dollars at the time of payment, payments from the contributed surplus account may effectively be denominated in U.S. dollars.

        Under Swiss law, the authority to declare dividends is vested in the general meeting of shareholders, and on March 9, 2011, the Company's shareholders approved an annual dividend on the Company's common shares of $1.00 per share, which will be paid from contributed surplus in four installments of $0.25 per share. As a result, the Company recorded an accrued dividend of $468 million as of March 9, 2011 and a corresponding reduction to contributed surplus. The first installment of $0.25 was paid on May 25, 2011 to shareholders of record on April 29, 2011. The second installment of $0.25 will be paid on August 24, 2011 to shareholders of record on July 29, 2011. The Company records its accrued dividend in accrued and other current liabilities in the Company's Consolidated Balance Sheet.

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

$399 million based on the exchange rate in effect on that date. The accrued dividend was recorded in accrued and other current liabilities in the Company's Consolidated Balance Sheet as of March 26, 2010 and as a corresponding reduction of common shares, which reduced the par value of the Company's common shares from CHF 7.60 to CHF 6.70. The installments were paid in U.S. dollars converted from Swiss Francs at the USD/CHF exchange rate in effect shortly before the payment dates.

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

Common Stock

        As of June 24, 2011, the Company's share capital amounted to CHF 3,258,632,435, or 486,363,050 registered common shares with a par value of CHF 6.70 per share following the cancellation of 28,088,101 registered shares which had been approved at the March 9, 2011 annual general meeting. Until March 9, 2013, the Board of Directors may increase the Company's share capital by a maximum amount of CHF 1,628,100,000 by issuing a maximum of 243,000,000 shares. In addition, until March 9, 2013 (i) the share capital of the Company may be increased by an amount not exceeding CHF 321,127,717 through the issue of a maximum of 47,929,510 shares through the exercise of conversion and/or option or warrant rights granted in connection with bonds, notes or similar instruments and (ii) the share capital of the Company may be increased by an amount not exceeding CHF 321,127,717 through the issue of a maximum of 47,929,510 shares to employees and other persons providing services to the Company. Although the Company states its par value in Swiss francs, it continues to use the U.S. dollar as its reporting currency for preparing its Consolidated Financial Statements.

Share Repurchase Program

        The Company's Board of Directors approved the $1.0 billion 2011 share repurchase program, the $1.0 billion 2010 share repurchase program and the $1.0 billion 2008 share repurchase program, in April 2011, September 2010 and July 2008, respectively. During the nine months ended June 24, 2011, the Company repurchased approximately 30 million shares for approximately $1.3 billion under these programs, which reduced the amount of common shares outstanding and decreased the dividends declared on the Consolidated Statement of Shareholders' Equity as of June 24, 2011. Both the 2008 and 2010 share repurchase programs were completed during the nine months ended June 24, 2011. As of June 24, 2011, approximately $700 million remained outstanding under the 2011 share repurchase program.

13. Share Plans

        During the quarter ended December 24, 2010, the Company issued its annual share-based compensation grants. The total number of awards issued was approximately 6 million, of which 4 million were share options, 1 million were restricted unit awards and 1 million were performance share unit awards. The options and restricted stock units vest in equal annual installments over a period of 4 years, and the performance share unit awards vest after a period of 3 years based on the

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Share Plans (Continued)

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

14. Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) are as follows ($ in millions):

	Currency Translation(1)(2)	Unrealized Gain (Loss) on Marketable Securities	Retirement Plans	Accumulated Other Comprehensive Loss
Balance as of September 25, 2009	$415	$4	$(506)	$(87)
Pre-tax current period change	(500)	(2)	108	(394)
Divestiture of businesses	(66)	—	—	(66)
Income tax benefit (expense)	1	—	(39)	(38)

Balance as of June 25, 2010	$(150)	$2	$(437)	$(585)

	Currency Translation(1)(2)	Unrealized Gain (Loss) on Marketable Securities	Retirement Plans	Accumulated Other Comprehensive (Loss) Income
Balance as of September 24, 2010	$214	$4	$(539)	$(321)
Pre-tax current period change	325	(1)	15	339
Divestiture of the Electrical and Metal Products business	(35)	—	33	(2)
Income tax expense	(1)	—	(5)	(6)

Balance as of June 24, 2011	$503	$3	$(496)	$10

(1)
During the nine months ended June 24, 2011 and June 25, 2010, $161 million and $66 million, respectively, of cumulative translation gains, were transferred from currency translation

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Accumulated Other Comprehensive Income (Loss) (Continued)

  adjustments as a result of the sale of foreign entities. Of these amounts, $126 million and nil, respectively, were included in (loss) income from discontinued operations.

(2)
Income tax of the net investment hedge was $1 million of expense for the nine months ended June 24, 2011 and $1 million of a benefit for the nine months ended June 25, 2010.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Consolidated Segment Data (Continued)

        As a result of the realignment of these business activities the revenue and operating income for the quarter and nine months ended June 25, 2010 have been recast. Selected information by segment is presented in the following tables ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
Net revenue(1):
Tyco Security Solutions	$2,165	$1,921	$6,351	$5,687
Tyco Fire Protection	1,200	1,114	3,408	3,308
Tyco Flow Control	928	849	2,558	2,505
Electrical and Metal Products	—	390	347	1,023

Net revenue	$4,293	$4,274	$12,664	$12,523

(1)
Revenue by operating segment excludes intercompany transactions.

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
Operating income (loss):
Tyco Security Solutions	$327	$231	$997	$811
Tyco Fire Protection	146	134	362	346
Tyco Flow Control	103	113	289	306
Electrical and Metal Products	—	40	7	87
Corporate and Other(1)	(101)	(143)	(37)	(345)

Operating income	$475	$375	$1,618	$1,205

(1)
Operating income for the nine months ended June 24, 2011 included a gain, net of working capital adjustments, of $248 million related to the sale of a majority interest of the Company's Electrical and Metal Products business. See Note 2.

16. Inventory

        Inventories consisted of the following ($ in millions):

	June 24, 2011	September 24, 2010
Purchased materials and manufactured parts	$492	$504
Work in process	199	192
Finished goods	715	747

Inventories	$1,406	$1,443

        Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. Property, Plant and Equipment

        Property, plant and equipment consisted of the following ($ in millions):

	June 24, 2011	September 24, 2010
Land	$144	$154
Buildings	723	816
Subscriber systems	6,540	6,085
Machinery and equipment	2,290	2,457
Property under capital leases(1)	63	62
Construction in progress	146	154
Accumulated depreciation(2)	(5,899)	(5,572)

Property, Plant and Equipment, net	$4,007	$4,156

(1)
Property under capital leases consists primarily of buildings.

(2)
Accumulated amortization of capital lease assets was $40 million and $34 million as of June 24, 2011 and September 24, 2010, respectively.

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

        There are certain guarantees or indemnifications extended among Tyco, Covidien and TE Connectivity in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. At the time of the Separation, Tyco recorded a liability necessary to recognize the fair value of such guarantees and indemnifications. In the absence of observable transactions for identical or similar guarantees, the Company determined the fair value of these guarantees and indemnifications utilizing expected present value measurement techniques. Significant assumptions utilized to determine fair value included determining a range of potential outcomes, assigning a probability weighting to each potential outcome and estimating the anticipated timing of resolution. The probability weighted outcomes were discounted using the Company's incremental borrowing rate. The liability necessary to reflect the fair value of guarantees and indemnifications under the Tax Sharing agreement was $554 million (of which $188 million and $156 million are included in accrued and other current liabilities and the remaining amounts in other liabilities as of June 24, 2011 and September 24, 2010, respectively), on the Company's Consolidated Balance Sheets as of both June 24, 2011 and September 24, 2010. During 2011, the Company reclassified $32 million from other liabilities to accrued and other current liabilities as it expects to make a net payment within the next twelve months to Covidien and TE Connectivity related to the resolution of certain IRS audit and pre-Separation tax matters. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. See Note 5.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Guarantees (Continued)

        In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien and TE Connectivity operating entities. In connection with the Separation, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien or TE Connectivity. To the extent these guarantees were not assigned prior to the Separation date, Tyco assumed primary liability on any remaining such support. The Company's obligations were $4 million, which were included in other liabilities on the Company's Consolidated Balance Sheets as of June 24, 2011 and September 24, 2010, respectively, with an offset to shareholders' equity on the Separation date.

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

        The Company records estimated product warranty costs at the time of sale. The changes in the carrying amount of the Company's warranty accrual from September 24, 2010 to June 24, 2011 were as follows ($ in millions):

Balance as of September 24, 2010	$57
Warranties issued	18
Changes in estimates	(2)
Settlements	(19)
Currency translation	2

Balance as of June 24, 2011	$56

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 24, 2011
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$4,293	$—	$4,293
Cost of product sales and services	—	—	2,640	—	2,640
Selling, general and administrative expenses	3	2	1,138	—	1,143
Restructuring, asset impairments and divestiture charges, net	—	—	35	—	35

Operating (loss) income	(3)	(2)	480	—	475
Interest income	—	—	8	—	8
Interest expense	—	(57)	(2)	—	(59)
Other (expense) income, net	(12)	—	9	—	(3)
Equity in net income of subsidiaries	610	356	—	(966)	—
Intercompany interest and fees	(231)	76	155	—	—

Income from continuing operations before income taxes	364	373	650	(966)	421
Income tax expense	—	(4)	(54)	—	(58)

Income from continuing operations	364	369	596	(966)	363
Loss from discontinued operations, net of income taxes	(5)	(5)	(5)	10	(5)

Net income	359	364	591	(956)	358
Less: noncontrolling interest in subsidiaries net loss	—	—	(1)	—	(1)

Net income attributable to Tyco common shareholders	$359	$364	$592	$(956)	$359

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 25, 2010
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$4,274	$—	$4,274
Cost of product sales and services	—	—	2,693	—	2,693
Selling, general and administrative expenses	2	3	1,158	—	1,163
Restructuring, asset impairments and divestiture charges, net	—	—	43	—	43

Operating (loss) income	(2)	(3)	380	—	375
Interest income	—	—	7	—	7
Interest expense	—	(70)	(1)	—	(71)
Other (expense) income, net	—	(87)	2	—	(85)
Equity in net income of subsidiaries	595	301	—	(896)	—
Intercompany interest and fees	(343)	86	257	—	—

Income from continuing operations before income taxes	250	227	645	(896)	226
Income tax benefit	—	22	4	—	26

Income from continuing operations	250	249	649	(896)	252
Income from discontinued operations, net of income taxes	4	4	4	(8)	4

Net income	254	253	653	(904)	256
Less: noncontrolling interest in subsidiaries net income	—	—	2	—	2

Net income attributable to Tyco common shareholders	$254	$253	$651	$(904)	$254

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended June 24, 2011
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$12,664	$—	$12,664
Cost of product sales and services	—	—	7,834	—	7,834
Selling, general and administrative expenses	4	7	3,354	—	3,365
Restructuring, asset impairments and divestiture charges (gain), net	—	—	(153)	—	(153)

Operating (loss) income	(4)	(7)	1,629	—	1,618
Interest income	—	—	26	—	26
Interest expense	—	(179)	(5)	—	(184)
Other (expense) income, net	(11)	—	2	—	(9)
Equity in net income of subsidiaries	2,071	1,100	—	(3,171)	—
Intercompany interest and fees	(883)	256	627	—	—

Income from continuing operations before income taxes	1,173	1,170	2,279	(3,171)	1,451
Income tax expense	—	(19)	(259)	—	(278)

Income from continuing operations	1,173	1,151	2,020	(3,171)	1,173
Income from discontinued operations, net of income taxes	160	160	160	(320)	160

Net income	1,333	1,311	2,180	(3,491)	1,333
Less: noncontrolling interest in subsidiaries net income	—	—	—	—	—

Net income attributable to Tyco common shareholders	$1,333	$1,311	$2,180	$(3,491)	$1,333

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended June 25, 2010
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$12,523	$—	$12,523
Cost of product sales and services	—	—	7,912	—	7,912
Selling, general and administrative expenses	11	6	3,363	—	3,380
Restructuring, asset impairments and divestiture charges, net	—	—	26	—	26

Operating (loss) income	(11)	(6)	1,222	—	1,205
Interest income	—	—	24	—	24
Interest expense	—	(217)	(4)	—	(221)
Other income (expense), net	12	(87)	2	—	(73)
Equity in net income of subsidiaries	1,874	873	—	(2,747)	—
Intercompany interest and fees	(1,023)	256	767	—	—

Income from continuing operations before income taxes	852	819	2,011	(2,747)	935
Income tax benefit (expense)	—	18	(96)	—	(78)

Income from continuing operations	852	837	1,915	(2,747)	857
Income from discontinued operations, net of income taxes	14	14	14	(28)	14

Net income	866	851	1,929	(2,775)	871
Less: noncontrolling interest in subsidiaries net income	—	—	5	—	5

Net income attributable to Tyco common shareholders	$866	$851	$1,924	$(2,775)	$866

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 24, 2011

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,629	$—	$1,629
Accounts receivable, net	—	—	2,470	—	2,470
Inventories	—	—	1,406	—	1,406
Intercompany receivables	1,091	39	15,541	(16,671)	—
Prepaid expenses and other current assets	22	—	924	—	946
Deferred income taxes	—	—	367	—	367
Assets held for sale	—	—	—	—	—

Total current assets	1,113	39	22,337	(16,671)	6,818
Property, plant and equipment, net	—	—	4,007	—	4,007
Goodwill	—	—	9,895	—	9,895
Intangible assets, net	—	—	3,558	—	3,558
Investment in subsidiaries	47,520	18,419	—	(65,939)	—
Intercompany loans receivable	—	12,787	21,729	(34,516)	—
Other assets	69	317	2,313	—	2,699

Total Assets	$48,702	$31,562	$63,839	$(117,126)	$26,977

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$40	$2	$—	$42
Accounts payable	—	—	1,230	—	1,230
Accrued and other current liabilities	555	71	2,082	—	2,708
Deferred revenue	—	—	638	—	638
Intercompany payables	10,817	4,750	1,104	(16,671)	—
Liabilities held for sale	—	—	—	—	—

Total current liabilities	11,372	4,861	5,056	(16,671)	4,618
Long-term debt	—	4,088	57	—	4,145
Intercompany loans payable	22,776	3,114	8,626	(34,516)	—
Deferred revenue	—	—	1,156	—	1,156
Other liabilities	377	—	2,499	—	2,876

Total Liabilities	34,525	12,063	17,394	(51,187)	12,795

Tyco Shareholders' Equity:
Preference shares	—	—	2,500	(2,500)	—
Common shares	2,792	—	—	—	2,792
Common shares held in treasury	—	—	(988)	—	(988)
Other shareholders' equity	11,385	19,499	44,928	(63,439)	12,373

Total Tyco Shareholders' Equity	14,177	19,499	46,440	(65,939)	14,177
Noncontrolling interest	—	—	5	—	5

Total Equity	14,177	19,499	46,445	(65,939)	14,182

Total Liabilities and Equity	$48,702	$31,562	$63,839	$(117,126)	$26,977

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended June 24, 2011

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(646)	$1,510	$757	$—	$1,621
Net cash used in discontinued operating activities	—	—	(9)	—	(9)
Cash Flows From Investing Activities:
Capital expenditures	—	—	(548)	—	(548)
Proceeds from disposal of assets	—	—	7	—	7
Acquisition of businesses, net of cash acquired	—	—	(228)	—	(228)
Accounts purchased by ADT	—	—	(451)	—	(451)
Divestiture of businesses, net of cash divested	—	—	711	—	711
Intercompany dividend from subsidiary	9	9	—	(18)	—
Net increase in intercompany loans	—	(1,518)	—	1,518	—
Decrease (increase) in investment in subsidiaries	46	(5)	(72)	31	—
Other	—	(12)	6	—	(6)

Net cash provided by (used in) investing activities	55	(1,526)	(575)	1,531	(515)
Net cash provided by discontinued investing activities	—	—	259	—	259
Cash Flows From Financing Activities:
Net borrowings (repayments) of debt	—	21	(19)	—	2
Proceeds from exercise of share options	—	—	112	—	112
Dividends paid	(342)	—	—	—	(342)
Intercompany dividend to parent	—	—	(18)	18	—
Repurchase of common shares by treasury	(500)	—	(800)	—	(1,300)
Net intercompany loan borrowings	1,414	—	104	(1,518)	—
Increase in equity from parent	—	—	31	(31)	—
Transfer from discontinued operations	—	—	250	—	250
Other	19	(5)	(5)	—	9

Net cash provided by (used in) financing activities	591	16	(345)	(1,531)	(1,269)
Net cash used in discontinued financing activities	—	—	(250)	—	(250)
Effect of currency translation on cash	—	—	27	—	27

Net decrease in cash and cash equivalents	—	—	(136)	—	(136)
Decrease in cash from deconsolidation of variable interest entity	—	—	(10)	—	(10)
Cash and cash equivalents at beginning of period	—	—	1,775	—	1,775

Cash and cash equivalents at end of period	$—	$—	$1,629	$—	$1,629

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended June 25, 2010

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(54)	$(670)	$2,391	$—	$1,667
Net cash provided by discontinued operating activities	—	—	12	—	12
Cash Flows From Investing Activities:
Capital expenditures	—	—	(512)	—	(512)
Proceeds from disposal of assets	—	—	26	—	26
Acquisition of businesses, net of cash acquired	—	—	(600)	—	(600)
Accounts purchased by ADT	—	—	(400)	—	(400)
Divestiture of businesses, net of cash divested	—	—	26	—	26
Net decrease in intercompany loans	—	378	—	(378)	—
Decrease (increase) in investment in subsidiaries	913	457	(1,500)	130	—
Other	—	—	16	—	16

Net cash provided by (used in) investing activities	913	835	(2,944)	(248)	(1,444)
Net cash used in discontinued investing activities	—	—	(7)	—	(7)
Cash Flows From Financing Activities:
Net repayments of debt	—	(158)	(45)	—	(203)
Proceeds from exercise of share options	—	—	33	—	33
Dividends paid	(311)	—	—	—	(311)
Repurchase of common shares by treasury	(250)	—	(26)	—	(276)
Net intercompany loan repayments	(301)	—	(77)	378	—
Increase in equity from parent	—	—	130	(130)	—
Transfer from discontinued operations	—	—	5	—	5
Other	18	(6)	(1)	—	11

Net cash (used in) provided by financing activities	(844)	(164)	19	248	(741)
Net cash used in discontinued financing activities	—	—	(5)	—	(5)
Effect of currency translation on cash	—	—	(13)	—	(13)

Net increase (decrease) in cash and cash equivalents	15	1	(547)	—	(531)
Cash and cash equivalents at beginning of period	—	—	2,354	—	2,354

Cash and cash equivalents at end of period	$15	$1	$1,807	$—	$1,823

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Subsequent Events

        On June 29, 2011, the Company finalized the acquisition of a 75% equity stake in privately-held KEF Holdings Ltd. ("KEF"), a provider of steel castings to the oil and gas, chemical, mining and power industries, for approximately $300 million in cash.

        On July 6, 2011, the Company entered into a definitive agreement to acquire Chemguard, Inc. ("Chemguard"), a provider of firefighting foam concentrates and equipment, foam systems, services and specialty chemicals. The transaction is expected to close in the second half of calendar 2011 and is subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Act. Following the closing of the transaction, the Company intends to combine Chemguard with its Fire Protection segment.

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

Recent Transactions

        During fiscal 2011, we made investments that strategically fit within our three core businesses. On April 29, 2011, our Tyco Security Solutions segment completed the acquisition of Signature Security Group for $184 million in cash. Signature Security Group is an electronic security company operating in Australia and New Zealand primarily in small business and residential markets. On June 29, 2011, our Tyco Flow Control segment finalized the acquisition of a 75% equity stake in privately-held KEF a vertically integrated valve manufacturer in the Middle East for approximately $300 million in cash. KEF is a provider of steel castings to the oil and gas, chemical, mining and power industries. On July 6, 2011, our Fire Protection segment entered into a definitive agreement to acquire Chemguard, a provider of firefighting foam concentrates and equipment, foam systems, services and specialty chemicals. The transaction is expected to close in the second half of calendar 2011.

        On November 9, 2010, we announced that we entered into an investment agreement (the "Agreement") to sell a majority interest in our Electrical and Metal Products business to an affiliate of the private equity firm Clayton, Dubilier & Rice, LLC (the "Investor"). We formed a newly incorporated holding company, Atkore International Group Inc. ("Atkore"), to hold our Electrical and Metal Products business. On December 22, 2010 the transaction closed and the Investor acquired shares of a newly-created class of cumulative convertible preferred stock of Atkore (the "Preferred Stock"). The Preferred Stock initially represented 51% of the outstanding capital stock (on an as-converted basis) of Atkore. In connection with the closing, we received cash proceeds of approximately $713 million and recorded a gain of $259 million, (including a $49 million gain recognized in connection with determining the fair value of the Company's retained ownership interest) during the first quarter of 2011. During the nine months ended June 24, 2011, we recorded working capital adjustments of $11 million that reduced the gain on disposal. The gain on disposal is recorded within restructuring, asset impairments and divestiture charges (gain), net in our Consolidated Statement of Operations.

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

Overview

        Net revenue of $4.3 billion increased $19 million, or 0.4%, for the quarter ended June 24, 2011 as compared to the quarter ended June 25, 2010, which included favorable changes in foreign currency exchange rates of $219 million. Net revenue increased during the quarter ended June 24, 2011 despite the sale of a majority interest in our Electrical and Metal Products business on December 22, 2010, which contributed $390 million in net revenue during the third quarter of fiscal 2010 and none during the third quarter of fiscal 2011. Net revenue increased across all of our segments and was primarily attributable to strength in our Tyco Security Solutions and Tyco Fire Protection segments. On a nine month basis, net revenue increased $141 million, or 1.1%, to $12.7 billion, which included favorable changes in foreign currency exchange rates of $302 million. Net revenue for the nine months ended June 24, 2011 increased despite the contribution of $1.0 billion during the nine months ended June 25,

2010 from the Electrical and Metal Products business as compared to net revenue of $347 million from this business during the nine months ended June 24, 2011. The increase in net revenue was attributable to strength in our Tyco Security Solutions and Tyco Fire Protection segments and to a lesser extent our Tyco Flow Control segment.

        Service revenue, which is primarily recurring in nature, represented approximately 46% and 45% of our overall revenue for the quarter and nine months ended June 24, 2011, respectively, compared to 41% for both the quarter and nine months ended June 25, 2010. Service revenue as a percentage of net revenue increased primarily due to the divestiture of our Electrical and Metal Products business, which was primarily a non-service revenue business. Service revenues are principally derived from our Tyco Security Solutions and Tyco Fire Protection businesses, and represent a consistent source of revenue from monitoring and maintenance services under contractual agreements. Recurring revenue in our Tyco Security Solutions business grew to approximately 57% of Tyco Security Solutions' total revenue for both the quarter and nine months ended June 24, 2011, compared to approximately 56% and 55% for the quarter and nine months ended June 25, 2010, respectively, which is primarily due to the Broadview Security acquisition. In the Tyco Fire Protection business, service revenue increased approximately 5.6% and 2.5% for the quarter and nine months ended June 24, 2011, respectively, to $454 million and approximately $1.3 billion, respectively, from the comparable periods in 2010. For the quarter and nine months ended June 24, 2011, non-service revenue in Tyco Security Solutions and Tyco Fire Protection improved slightly compared to the prior periods, due to strength in systems installation and related products and product sales in Tyco Security Solutions and product sales in Tyco Fire Protection. These improvements were partially offset by continued weakness in our Tyco Flow Control segment's Water & Environmental Systems business.

        Operating income for the quarter and nine months ended June 24, 2011 was $475 million and $1.6 billion, respectively, compared to operating income of $375 million and $1.2 billion for the quarter and nine months ended June 25, 2010. The increase in operating income in both periods reflects strong growth in our Tyco Security Solutions business. In addition, the increase in operating income for the nine month period includes a net gain on divestitures of $227 million primarily related to a gain of $248 million, net of working capital adjustments, due to the sale of a majority interest in the Electrical and Metal products business. Operating income for the quarter and nine months ended June 24, 2011 included restructuring and asset impairment charges of $30 million and $74 million, respectively, and $41 million and $70 million for the quarter and nine months ended June 25, 2010, respectively. Operating income for the quarter and nine months ended June 24, 2011 included a loss on divestiture of $6 million and a gain on divestiture of $227 million, respectively, and a loss on divestiture of $1 million and a gain on divestiture of $43 million for the quarter and nine months ended June 25, 2010, respectively. Operating income for the quarter and nine months ended June 24, 2011 included acquisition and integration costs of $9 million and $26 million, respectively, and $24 million and $28 million for the quarter and nine months ended June 25, 2010, respectively.

        Our cash balance was $1.6 billion and $1.8 billion as of June 24, 2011 and September 24, 2010, respectively. We generated approximately $1.6 billion of cash from operating activities and utilized $515 million of cash in investing activities and $1.3 billion of cash in financing activities during the nine months ended June 24, 2011. During the nine months ended June 24, 2011, approximately $1.0 billion of cash was generated from divestitures, primarily related to $713 million for the sale of the majority interest in our Electrical and Metal Products business and $264 million for the sale of our European water business, which was presented in net cash provided by (used in) discontinued investing activities in our Consolidated Statement of Cash Flows. During the nine months ended June 24, 2011, uses of cash primarily included $1.3 billion to repurchase our common shares, $548 million of capital expenditures, $451 million to purchase customer contracts in our Tyco Security Solutions segment and $342 million to pay cash dividends. We expect to continue to use our cash to fund internal growth opportunities, improve productivity across all of our businesses, make bolt-on acquisitions that strategically fit within our businesses and return capital to shareholders.

Operating Results

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2011	June 25, 2010(1)	June 24, 2011(1)	June 25, 2010(1)
Revenue from product sales	$2,336	$2,532	$6,962	$7,366
Service revenue	1,957	1,742	5,702	5,157

Net revenue	$4,293	$4,274	$12,664	$12,523

Operating income	$475	$375	$1,618	$1,205
Interest income	8	7	26	24
Interest expense	(59)	(71)	(184)	(221)
Other expense, net	(3)	(85)	(9)	(73)

Income from continuing operations before income taxes	421	226	1,451	935
Income tax (expense) benefit	(58)	26	(278)	(78)

Income from continuing operations	363	252	1,173	857
(Loss) income from discontinued operations, net of income taxes	(5)	4	160	14

Net income	$358	$256	$1,333	$871
Less: noncontrolling interest in subsidiaries net (loss) income	(1)	2	—	5

Net income attributable to Tyco common shareholders	$359	$254	$1,333	$866

(1)
On December 22, 2010, we sold a majority interest in our Electrical and Metal Products business. As a result, there was no net revenue or operating income generated by the Electrical and Metal Products business during the quarter ended June 24, 2011, and there is no quarterly or nine months discussion related to the Electrical and Metal Products business. Net revenue and operating income was $347 million and $7 million, respectively, for the quarter ended December 24, 2010 and the nine months ended June 24, 2011. Net revenue was $390 million and $1.0 billion for the quarter and nine months ended June 25, 2010, respectively, and operating income was $40 million and $87 million for the quarter and nine months ended June 25, 2010, respectively, for the Electrical and Metal Products business. This information has been provided in order to reconcile to the above net revenue and operating income for the quarter and nine months ended June 24, 2011 and June 25, 2010.

Segment Results

        The segment discussions that follow describe the significant factors contributing to the changes in results for each of our segments included in continuing operations.

Quarter Ended June 24, 2011 Compared to Quarter Ended June 25, 2010

  Tyco Security Solutions

Net Revenue

        Net revenue for Tyco Security Solutions was as follows ($ in millions):

	For the Quarters Ended
	June 24, 2011	June 25, 2010	% Change
Service revenue
Recurring	$1,241	$1,068	16.2%
Non-recurring	183	176	4.0%

Total service revenue	1,424	1,244	14.5%
Revenue from product sales (non-recurring)
Systems installation and related products	635	582	9.1%
Security products	106	95	11.6%

Total revenue from product sales	741	677	9.5%

Net revenue	$2,165	$1,921	12.7%

        Net revenue for Tyco Security Solutions of $2.2 billion increased by $244 million, or 12.7%, during the quarter ended June 24, 2011, as compared to the quarter ended June 25, 2010. Net revenue was favorably impacted by the estimated net impact of acquisitions and divestitures of $70 million, or 3.6%, substantially all of which was related to the acquisitions of Broadview Security in May 2010 and Signature Security Group in April 2011. Changes in foreign currency exchange rates also favorably impacted revenues by $85 million, or 4.4%. The remaining increase in net revenue was primarily due to incremental account growth, net of attrition, in the recurring revenue businesses of North America and Rest of World ("ROW") regions, and strength in our non-recurring businesses related to construction project activity and security system upgrades in North America and retail store expansion activity in ROW.

Recurring Net Revenue

        Recurring revenue is generated from contractual monitoring and maintenance agreements that are long-term in nature, and is primarily driven by the addition or loss of customer accounts and average revenue per customer.

	As of
	June 24, 2011	March 25, 2011	June 25, 2010
Number of customer accounts(1)	9.0 million	8.9 million	8.8 million
Trailing 12-month attrition(1)(2)	12.7%	12.7%	12.9%
Average monthly revenue per customer(1)	$46.30	$45.72	$43.74

(1)
The number of customer accounts, attrition rates and average revenue per customer for all periods exclude the impact of divestitures.

(2)
Trailing 12-month attrition rates exclude the impact of changes in foreign currency exchange rates.

        Recurring net revenue increased by $173 million, or 16.2%, to approximately $1.2 billion during the quarter ended June 24, 2011 compared to the quarter ended June 25, 2010, primarily due to the net impact of acquisitions and divestitures of $79 million, or 7.4%, relating to the acquisitions of

Broadview Security and Signature Security Group. Changes in foreign currency exchange rates favorably impacted recurring net revenue by $35 million, or 3.3%. The increase in the average monthly revenue per customer of $2.56 from June 25, 2010 to June 24, 2011 was partially due to favorable foreign exchange rates and partially due to higher average monthly revenue associated with new accounts across all regions.

Non-Recurring Net Revenue

        Non-recurring revenue is generated from product sales (including sales and installation of electronic security and products related to retailer anti-theft systems, as well as other life safety systems) and from services such as the provisioning of armored guards and one-time repair, security system upgrades or inspection jobs. Non-recurring net revenue increased by $71 million, or 8.3%, to $924 million in the quarter ended June 24, 2011. Changes in foreign currency exchange rates favorably impacted non-recurring net revenue by $50 million, or 5.9%. Net revenue was unfavorably impacted by various divestitures within our EMEA Security business which contributed all of the $9 million in divested revenue for the quarter ended June 25, 2010. The remaining increase of $30 million was primarily due to strength in the commercial end-markets in North America, and new retail store expansion activity in the ROW regions.

Revenue by Geography

        North American revenue consists of residential and small business, primarily a recurring revenue business, and commercial, primarily a non-recurring revenue business. Europe, Middle East and Africa ("EMEA") and ROW revenue are primarily commercial. Net revenue by geography for Tyco Security Solutions was as follows ($ in millions):

	For the Quarters Ended
	June 24, 2011	June 25, 2010	% Change
North America	$1,268	$1,123	12.9%
Europe, Middle East and Africa	436	398	9.5%
Rest of World	355	305	16.4%
Tyco Security Products(1)	106	95	11.6%

Net revenue	$2,165	$1,921	12.7%

(1)
Tyco Security Products is managed as a global business.

        Net revenue in North America increased by $145 million, or 12.9%, primarily as a result of the acquisition of Broadview Security. Changes in foreign currency exchange rates favorably impacted North American revenue by $7 million, or 0.6%. Residential and small business net revenue increased by 18.8%, compared to the quarter ended June 25, 2010, primarily due to the acquisition of Broadview Security. Commercial net revenue increased by 4.5%, as compared to the quarter ended June 25, 2010, due to strength in the commercial end-markets.

        Net revenue in EMEA increased by $38 million, or 9.5%, as compared to the quarter ended June 25, 2010. Changes in foreign currency exchange rates favorably impacted EMEA revenue by $44 million, or 11.1%. Revenue was unfavorably impacted by $12 million, or 3.0%, due to divested businesses. The remaining slight increase in net revenue for EMEA was primarily due to stronger systems installation across the region.

        Net revenue in ROW increased by $50 million, or 16.4%, as compared to the quarter ended June 25, 2010. Changes in foreign currency exchange rates favorably impacted net revenue by

$28 million, or 9.2%. The remaining increase was primarily attributable to increases in the customer account bases and increased systems installation activity in the Asia Pacific and Latin America regions.

        Net revenue in Tyco Security Products increased by $11 million, or 11.6%, as compared to the quarter ended June 25, 2010. Changes in foreign currency exchange rates favorably impacted net revenue by $6 million, or 6.3%. The remaining increase in net revenue was due to growth across multiple product lines globally.

Operating Income and Operating Margin

        Operating income and operating margin for Tyco Security Solutions were as follows ($ in millions):

	For the Quarters Ended
	June 24, 2011	June 25, 2010	% Change
Operating income	$327	$231	41.6%
Operating margin	15.1%	12.0%

        Operating income of $327 million increased $96 million, or 41.6%, in the quarter ended June 24, 2011 as compared to the same period in the prior year. Changes in foreign currency exchange rates favorably impacted operating income by $9 million, or 3.9%. Both the operating margin and operating income were favorably impacted by higher sales volume, efficiencies gained through restructuring actions taken in the prior year and other cost containment activities. Operating income was also favorably impacted by decreases in restructuring, asset impairment and divestiture charges, net and acquisition and integration costs of $6 million and $17 million, respectively. During the quarter ended June 25, 2010, restructuring and divestiture charges, net were $30 million as compared to restructuring, asset impairment and divestiture charges, net for the quarter ended June 24, 2011 of $24 million. The quarter ended June 24, 2011 included $7 million of acquisition and integration costs primarily related to the acquisitions of Broadview Security and Signature Security Group, as compared to $24 million during the quarter ended June 25, 2010. Additionally, operating income for the prior year comparable period included a curtailment gain of $12 million, which was recognized upon the freezing of certain defined benefit plans in the United Kingdom.

  Tyco Fire Protection

Net Revenue

        Net revenue for Tyco Fire Protection was as follows ($ in millions):

	For the Quarters Ended
	June 24, 2011	June 25, 2010		% Change
Revenue from product sales
Systems installation and related products	$405	$390	(1)	3.8%
Products	341	294		16.0%

Total revenue from product sales	746	684		9.1%
Service revenue	454	430	(1)	5.6%

Net revenue	$1,200	$1,114		7.7%

(1)
Revenue related to the sale of certain products is classified as revenue from product sales. In reporting periods prior to the first quarter of fiscal 2011, revenue related to certain systems installation products was misclassified as service revenue. The service revenue and systems installation revenue during the quarter ended June 25, 2010 have not been changed for this misclassification, as the effect is not material. The impact of the misclassification for the quarter ended June 25, 2010 would have been to decrease service revenue by $10 million with a corresponding increase to systems installation within revenue from product sales. If the revenue from these products for the comparable prior period were classified as product sales, service revenue would have increased as compared to the comparable period in the prior year by $34 million or 8.1%. In addition, product sales would have increased as compared to the comparable period in the prior year by $52 million or 7.5%.

        Net revenue for Tyco Fire Protection of $1.2 billion increased by $86 million, or 7.7%, during the quarter ended June 24, 2011, as compared to the quarter ended June 25, 2010. Changes in foreign currency exchange rates favorably impacted net revenue by $57 million, or 5.1%, while the deconsolidation of a joint venture in our Fire Protection Services business as a result of adopting a new accounting standard during the first quarter unfavorably impacted net revenue by $18 million, or 1.6%. The remaining increase in revenue was primarily driven by increased volume in product sales as a result of generally improved end-market demand and implementation of pricing actions to offset commodity inflationary pressures across all regions.

Revenue from product sales

        Revenue from product sales includes sales and installation of fire protection and other systems. Revenue from systems installation increased by $15 million, or 3.8%, during the quarter ended June 24, 2011, as compared to the quarter ended June 25, 2010. Changes in foreign currency exchange rates favorably impacted systems installation revenue by $19 million, or 4.9%, while the deconsolidation of a joint venture discussed above unfavorably impacted net revenue by $12 million, or 3.1%. In addition, systems installation revenue declined as a result of project selectivity primarily in EMEA which was partially offset by an increase in systems installations in North America.

        Revenue from product sales increased by $47 million, or 16.0%, during the quarter ended June 24, 2011, as compared to the quarter ended June 25, 2010. Changes in foreign currency exchange rates favorably impacted revenue from product sales by $15 million, or 5.1%. The remaining increase in revenue was driven by increased volume primarily due to improved end-market demand and implementation of pricing actions to offset commodity inflationary pressures.

Service revenue

        Service revenue consists of inspection, maintenance, monitoring and repair of fire detection, suppression, and other life safety systems. Service revenue increased by $24 million, or 5.6%, during the quarter ended June 24, 2011, as compared to the quarter ended June 25, 2010. Changes in foreign currency exchange rates favorably impacted net revenue by $23 million, or 5.3%, partially offset by the deconsolidation of a joint venture discussed above, which unfavorably impacted net revenue by $6 million, or 1.4%. The remaining increase in service revenue was as a result of management's continued focus on expanding our recurring service revenue across all regions.

Operating Income and Operating Margin

        Operating income and operating margin for Tyco Fire Protection were as follows ($ in millions):

	For the Quarters Ended
	June 24, 2011	June 25, 2010	% Change
Operating income	$146	$134	9.0%
Operating margin	12.2%	12.0%

        Operating income of $146 million increased $12 million, or 9.0%, during the quarter ended June 24, 2011 as compared to the same period in the prior year. Changes in foreign currency exchange rates favorably impacted operating income by $4 million, or 3.0%, offset by a decrease in operating income due to the deconsolidation of a joint venture discussed above of $1 million, or 0.7%. Included in the operating income for the prior year comparable period is a curtailment gain of $8 million which was recognized upon the freezing of certain defined benefit plans in the United Kingdom. The remaining increase in operating income and operating margin was primarily driven by increased sales volume, implementation of pricing actions to offset commodity inflationary pressures, and project selectivity focused on higher margin products and services as well as cost-containment initiatives. During the quarter ended June 24, 2011, $3 million of restructuring charges, net and a loss on divestiture of $9 million were incurred as compared to $6 million of restructuring charges, net and nil of divestiture charges during the quarter ended June 25, 2010.

  Tyco Flow Control

Net Revenue

        Net revenue for Tyco Flow Control was as follows ($ in millions):

	For the Quarters Ended
	June 24, 2011	June 25, 2010	% Change
Revenue from product sales	$849	$781	8.7%
Service revenue	79	68	16.2%

Net revenue	$928	$849	9.3%

        Net revenue for Tyco Flow Control of $928 million increased $79 million, or 9.3%, during the quarter ended June 24, 2011 compared to the quarter ended June 25, 2010. Changes in foreign currency exchange rates favorably impacted revenue by $77 million, or 9.1%. The remaining slight increase was due primarily to improved market demand in our Valves and Controls and Thermal Controls businesses, which was almost entirely offset by continued weakness in our Water and Environmental Systems business. Revenue for the quarter ended June 25, 2010 included revenue from a large desalinization project in our Water and Environmental Systems business in Australia that was completed at the beginning of the second quarter of fiscal 2011 and therefore had no impact in the current quarter.

Operating Income and Operating Margin

        Operating income and operating margin for Tyco Flow Control were as follows ($ in millions):

	For the Quarters Ended
	June 24, 2011	June 25, 2010	% Change
Operating income	$103	$113	(8.8)%
Operating margin	11.1%	13.3%

        Operating income of $103 million decreased $10 million, or 8.8%, in the quarter ended June 24, 2011 as compared to the same period in the prior year. Operating income was favorably impacted by changes in foreign exchange rates of $10 million, or 8.8%. Restructuring charges, net were $2 million during the quarter ended June 24, 2011 as compared to $6 million in the same period in the prior year. The declines in operating income and operating margin were due primarily to volume declines in our Water & Environmental Systems business, which more than offset the benefit of improved volumes in the rest of Tyco Flow Control, the favorable impacts from changes in foreign currency exchange rates and decreased restructuring charges.

  Corporate and Other

        Corporate expense decreased $42 million, or 29%, to $101 million compared to $143 million during the quarter ended June 25, 2010. The decline in Corporate expense was primarily the result of a lower charge recorded in connection with the Company's valuation of its asbestos-related liabilities and insurance assets during the quarter ended June 24, 2011 as compared to the prior year. Included in Corporate expense was a gain on divestiture of $5 million and acquisition related costs of $1 million for the quarter ended June 24, 2011 as compared to a $2 million gain on divestiture and no acquisition costs in the prior year. The quarter ended June 24, 2011 included a net restructuring charge of $3 million and $1 million for the prior year.

  Interest Income and Expense

        Interest income was $8 million and $7 million for the quarters ended June 24, 2011 and June 25, 2010, respectively. The increase in interest income is primarily related to higher investment yields.

        Interest expense was $59 million in the quarter ended June 24, 2011 compared to $71 million in the quarter ended June 25, 2010. The decrease in interest expense is primarily related to savings realized from the replacement of higher coupon notes with lower coupon notes over the past year, including the redemption of 6.375% notes due 2011 and issuance of 3.375% notes due 2015 during the third quarter of 2010, and the maturity of 6.75% notes due 2011 and issuances of 3.75% notes due 2018 and 4.625% notes due 2023 during the second quarter of 2011.

  Other Expense, Net

        Other expense, net was $3 million and $85 million during the quarters ended June 24, 2011 and June 25, 2010, respectively. Other expense, net for the quarter ended June 24, 2011 primarily related to amounts due to Covidien and TE Connectivity, formerly Tyco Electronics, under the Tax Sharing Agreement partially offset by $9 million, our share of Atkore's net income, which is accounted for under the equity method of accounting. Other expense, net for the quarter ended June 25, 2010 primarily related to a charge of $87 million for a loss on extinguishment of debt on the redemption of 6.375% public notes due 2011, 7% notes due 2028 and 6.875% notes due 2029.

  Effective Income Tax Rate

        Our effective income tax rate was 13.8% during the quarter ended June 24, 2011 and was a benefit of 11.5% during the quarter ended June 25, 2010. The increase in the effective tax rate primarily relates to increased profitability in higher tax rate jurisdictions during the quarter as well as a non-recurring tax benefit associated with the release of deferred tax valuation allowance during the comparable period. The effective tax rate was positively impacted by favorable audit resolutions in multiple jurisdictions during the quarter ended June 24, 2011. The rate can vary from quarter to quarter due to the discreet items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as the geographic mix of income before taxes.

Nine Months Ended June 24, 2011 Compared to Nine Months Ended June 25, 2010

  Tyco Security Solutions

Net Revenue

        Net revenue for Tyco Security Solutions was as follows ($ in millions):

	For the Nine Months Ended
	June 24, 2011	June 25, 2010	% Change
Service revenue
Recurring	$3,647	$3,129	16.6%
Non-recurring	533	537	(0.7)%

Total service revenue	4,180	3,666	14.0%
Revenue from product sales (non-recurring)
Systems installation and related products	1,869	1,764	6.0%
Security product	302	257	17.5%

Total revenue from product sales	2,171	2,021	7.4%

Net revenue	$6,351	$5,687	11.7%

        Net revenue for Tyco Security Solutions of $6.4 billion increased by $664 million, or 11.7%, during the nine months ended June 24, 2011, as compared to the nine months ended June 25, 2010. Net revenue was favorably impacted by the estimated net impact of acquisitions and divestitures of $237 million, or 4.2%, substantially all of which was related to the acquisition of Broadview Security in May 2010, and to a lesser extent, Signature Security Group in April 2011 offset by divested revenue from our French Security business, which was sold in March 2010. Changes in foreign currency exchange rates also favorably impacted net revenue by $119 million, or 2.1%. The remaining increase in net revenue was primarily due to incremental account growth, net of attrition, in the recurring revenue businesses in North America and ROW, and strength in our non-recurring businesses related to construction project activity and security system upgrades in North America and retail store expansion activity in ROW.

Recurring Net Revenue

        Recurring revenue is generated from contractual monitoring and maintenance agreements that are long-term in nature, and is primarily driven by the addition or loss of customer accounts and increases or decreases in average revenue per customer.

	As of
	June 24, 2011	March 25, 2010	June 25, 2010
Number of customer accounts(1)	9.0 million	8.9 million	8.8 million
Trailing 12-month attrition(1)(2)	12.7	12.7	12.9
Average monthly revenue per customer(1)	$46.30	$45.72	$43.74

(1)
The number of customer accounts, attrition rates and average revenue per customer for all periods exclude the impact of divestitures.

(2)
Trailing 12-month attrition rates exclude the impact of changes in foreign currency exchange rates.

        Recurring net revenue increased by $518 million, or 16.6%, to approximately $3.6 billion during the nine months ended June 24, 2011, as compared to the nine months ended June 25, 2010. Recurring net revenue was favorably impacted by the estimated impact of acquisitions and divestitures of $311 million, or 9.9% relating to our acquisition of Broadview Security in May 2010 and to a lesser extent the acquisition of Signature Security Group in April 2011. Changes in foreign currency exchange rates also favorably impacted recurring net revenue by $55 million, or 1.8%. The increase in average monthly revenue per customer of $2.56 from June 25, 2010 to June 24, 2011 was partially due to favorable foreign exchange rates along with incremental account growth, net of attrition, in the North America and ROW regions.

Non-Recurring Net Revenue

        Non-recurring revenue is generated from product sales (including sales and installation of electronic security and products related to retailer anti-theft systems, as well as other life safety systems) and from services such as the provisioning of armored guards and one-time repair, security system upgrades or inspection jobs. Non-recurring net revenue increased by $146 million, or 5.7%, to $2.7 billion for the nine months ended June 24, 2011 despite the unfavorable net impact of acquisitions and divestitures of $74 million or 2.9%, primarily relating to the sale of our French Security business in March 2010. Changes in foreign currency exchange rates favorably impacted non-recurring net revenue by $64 million, or 2.5%. The remaining increase of $156 million was primarily due to strength in commercial end markets with new retail store expansion activity in ROW and increased demand within North America for construction projects and security systems upgrades.

Revenue by Geography

        North American revenue consists of residential and small business, primarily a recurring revenue business, and commercial, primarily a non-recurring revenue business. EMEA and ROW revenue are primarily commercial. Net revenue by geography for Tyco Security Solutions was as follows ($ in millions):

	For the Nine Months Ended
	June 24, 2011	June 25, 2010	% Change
North America	$3,779	$3,212	17.7%
Europe, Middle East and Africa	1,276	1,332	(4.2)%
Rest of World	994	886	12.2%
Tyco Security Products	302	257	17.5%

Net revenue(1)	$6,351	$5,687	11.7%

(1)
Tyco Security Products is managed as a global business.

        Net revenue in North America increased by $567 million, or 17.7%, primarily as a result of the acquisition of Broadview Security. Changes in foreign currency exchange rates favorably impacted North American revenue by $18 million, or 0.6%. Residential and small business net revenue increased by 25.9% compared to the nine months ended June 25, 2010, primarily due to the acquisition of Broadview Security. Commercial net revenue increased by 6.6%, as compared to the nine months ended June 25, 2010, primarily as a result of increase in construction projects and security system upgrades in the commercial end markets partially offset by softness in the retail market.

        Net revenue in EMEA decreased by $56 million, or 4.2%, as compared to the nine months ended June 25, 2010, primarily due to the unfavorable net impact of acquisitions and divestitures of $119 million, or 8.9%, resulting from the sale of certain businesses, including the French security business in March 2010, and several smaller businesses in Europe over the course of fiscal 2010. Changes in foreign currency exchange rates favorably impacted EMEA revenue by $39 million, or 2.9%. The remaining increase in net revenue for EMEA was primarily due to stronger systems installation across Continental Europe.

        Net revenue in ROW increased by $108 million, or 12.2%, as compared to the nine months ended June 25, 2010. Changes in foreign currency exchange rates favorably impacted net revenue by $53 million, or 6.0%. The remaining increase in net revenue in ROW was primarily attributable to increases in the customer account bases and increased systems installation activity in the Asia Pacific and Latin America regions.

        Net revenue in Tyco Security Products increased by $45 million, or 17.5%, as compared to the nine months ended June 25, 2010. Changes in foreign currency exchange rates favorably impacted net revenue by $9 million, or 3.5%. The remaining increase in net revenue was primarily due to growth across multiple product lines globally.

Operating Income and Operating Margin

        Operating income and operating margin for Tyco Security Solutions were as follows ($ in millions):

	For the Nine Months Ended
	June 24, 2011	June 25, 2010	% Change
Operating income	$997	$811	22.9%
Operating margin	15.7%	14.3%

        Operating income of $997 million increased by $186 million, or 22.9%, in the nine months ended June 24, 2011 as compared to the same period in the prior year. Changes in foreign currency exchange rates favorably impacted operating income by $15 million, or 1.8%. Both operating income and operating margin for the nine months ended June 24, 2011 were also favorably impacted by higher sales volume, efficiencies gained through restructuring actions taken in the prior year and other cost containment activities. Included in operating income for the nine months ended June 25, 2010 was $37 million of restructuring charges, net as compared to $22 million of restructuring charges, net for the nine months ended June 24, 2011. The nine months ended June 25, 2010 included a $48 million gain on divestiture, net primarily related to the sale of our French security business, as compared to a $4 million loss on divestiture, net for the nine months ended June 24, 2011. In addition, included in operating income for the nine months ended June 24, 2011 is $22 million of acquisition and integration costs primarily related to the acquisition of Broadview Security and Signature Security Group, as compared to $25 million of acquisition and integration costs during the nine months ended June 25, 2010. Included in the operating income for the prior year comparable period is a curtailment gain of $12 million, which was recognized upon the freezing of certain defined benefit plans in the United Kingdom.

  Tyco Fire Protection

Net Revenue

        Net revenue for Tyco Fire Protection was as follows ($ in millions):

	For the Nine Months Ended
	June 24, 2011	June 25, 2010		% Change
Revenue from product sales
Systems installation and related products	$1,157	$1,186	(1)	(2.4)%
Products	944	847		11.5%

Total revenue from product sales	$2,101	$2,033		3.3%
Service revenue	1,307	1,275	(1)	2.5%

Net revenue	$3,408	$3,308		3.0%

(1)
Revenue related to the sale of certain products is classified as revenue from product sales. In reporting periods prior to the first quarter of fiscal 2011, revenue related to certain systems installation products was misclassified as service revenue. The service revenue and systems installation revenue during the nine months ended June 25, 2010 have not been changed for this misclassification, as the effect is not material. The impact of the misclassification for the nine months ended June 25, 2010 would have been to decrease service revenue by $27 million with a corresponding increase to systems installation within revenue from product sales. If the revenue from these products for the comparable prior period were classified as product sales, service revenue would have increased as compared to the comparable period in the prior year by $59 million or 4.7%. In addition, product sales would have increased as compared to the comparable period in the prior year by $41 million or 2.0%.

        Net revenue for Tyco Fire Protection of $3.4 billion increased by $100 million, or 3.0%, during the nine months ended June 24, 2011, as compared to the nine months ended June 25, 2010. Changes in foreign currency exchange rates favorably impacted net revenue by $73 million, or 2.2%, while the deconsolidation of a joint venture in our Fire Protection services business as a result of adopting a new accounting standard during the first quarter unfavorably impacted net revenue by $55 million, or 1.7%.

The remaining increase in revenue was primarily driven by increased volume in product sales as a result of generally improved end-market demand, implementation of pricing actions to offset commodity inflationary pressures and continued emerging markets expansion, partially offset by a decline in systems installation revenue as a result of project selectivity across all regions.

Revenue from product sales

        Revenue from product sales includes sales and installation of fire protection and other systems. Revenue from systems installation decreased by $29 million, or 2.4%, during the nine months ended June 24, 2011, as compared to the nine months ended June 25, 2010. Changes in foreign currency exchange rates favorably impacted systems installation revenue by $26 million, or 2.2%, while the deconsolidation of a joint venture discussed above unfavorably impacted systems installation by $40 million, or 3.4%. The remaining decrease was due to project selectivity resulting from a focus on higher margin projects across all regions.

        Revenue from product sales increased by $97 million, or 11.5%, during the nine months ended June 24, 2011, as compared to the nine months ended June 25, 2010. Changes in foreign currency exchange rates favorably impacted product revenue by $13 million, or 1.5%. The remaining increase in net revenue was driven by increased volumes due to improved end-market demand and implementation of pricing actions to offset commodity inflationary pressures.

Service revenue

        Service revenue consists of inspection, maintenance, monitoring and repair of fire detection suppression and other life safety systems. Service revenue increased by $32 million, or 2.5%, during the nine months ended June 24, 2011, as compared to the nine months ended June 25, 2010. Changes in foreign currency exchange rates favorably impacted net revenue by $34 million, or 2.7%, while the deconsolidation of a joint venture discussed above unfavorably impacted service revenue by $15 million, or 1.2%. The remaining increase in service revenue was as a result of management's continued focus on expanding our recurring service revenue across all regions.

Operating Income and Operating Margin

        Operating income and operating margin for Tyco Fire Protection were as follows ($ in millions):

	For the Nine Months Ended
	June 24, 2011	June 25, 2010	% Change
Operating income	$362	$346	4.6%
Operating margin	10.6%	10.5%

        Operating income of $362 million increased $16 million, or 4.6%, in the nine months ended June 24, 2011 as compared to the same period in the prior year. Changes in foreign currency exchange rates favorably impacted operating income by $9 million, or 2.6%, partially offset by a decrease in operating income due to the deconsolidation of a joint venture of $4 million, or 1.2%. Included in the operating income for the prior year comparable period is a curtailment gain of $8 million, which was recognized upon the freezing of certain defined benefit plans in the United Kingdom. The remaining net increase in operating income and operating margin was primarily driven by increased sales volume, implementation of pricing actions to offset commodity inflationary pressures, and project selectivity focused on higher margin products and services as well as cost-containment initiatives. During the nine months ended June 24, 2011, $34 million of restructuring charges, net and losses on divestitures of $24 million were incurred as compared to $11 million of restructuring charges, net and a loss on divestiture of $2 million during the nine months ended June 25, 2010.

  Tyco Flow Control

Net Revenue

        Net revenue for Tyco Flow Control was as follows ($ in millions):

	For the Nine Months Ended
	June 24, 2011	June 25, 2010	% Change
Revenue from product sales	$2,345	$2,292	2.3%
Service revenue	213	213	—%

Net revenue	$2,558	$2,505	2.1%

        Net revenue for Tyco Flow Control of $2.6 billion increased $53 million, or 2.1%, during the nine months ended June 24, 2011 compared to the nine months ended June 25, 2010. Revenue was favorably impacted by changes in foreign currency exchange rates of $108 million, or 4.3%. Increases in net revenue at both our Valves and Controls and Thermal Controls businesses, as a result of continued strength in end market demand, were more than offset by a revenue decrease in our Water & Environmental Systems business. The revenue decline in our Water and Environmental Systems business was primarily due to the completion of a large desalinization project in Australia that commenced during the second quarter of fiscal 2010, and was completed at the beginning of the second quarter fiscal 2011.

Operating Income and Operating Margin

        Operating income and operating margin for Tyco Flow Control were as follows ($ in millions):

	For the Nine Months Ended
	June 24, 2011	June 25, 2010	% Change
Operating income	$289	$306	(5.6)%
Operating margin	11.3%	12.2%

        Operating income of $289 million decreased $17 million, or 5.6%, in the nine months ended, June 24, 2011 as compared to the same period in the prior year. Operating income was favorably impacted by changes in foreign currency exchange rates of $14 million, or 4.6%. Restructuring and divestiture charges, net were $7 million during the nine months ended June 24, 2011 as compared to $17 million in the same period in the prior year. The decline in operating income and operating margin was primarily due to volume declines in our Water and Environmental Systems business, which more than offset the benefit of improved volumes in the remainder of Tyco Flow Control, the favorable impacts from changes in foreign currency exchange rates and decreased restructuring charges.

  Corporate and Other

        Corporate expense for the nine months ended June 24, 2011 included a net gain of $255 million, primarily related to the divestiture of our Electrical and Metal Products business. As a result, Corporate and Other had expense of $37 million during the nine months ended June 24, 2011 as compared to expense of $345 million during the nine months ended June 25, 2010. Also favorably impacting Corporate expense is a lower charge recorded in connection with the Company's valuation of its asbestos-related liabilities and insurance assets during the quarter ended June 24, 2011 as compared to the prior year. The nine months ended June 24, 2011 also included income of $6 million related to legacy legal matters, which was offset by a restructuring charge of $10 million and acquisition costs of

$3 million, while the nine months ended June 25, 2010 included acquisition costs, a loss on divestiture and net restructuring charges of $3 million, $4 million and $1 million, respectively.

  Interest Income and Expense

        Interest income was $26 million and $24 million for the nine months ended June 24, 2011 and June 25, 2010, respectively. The increase in interest income is primarily related to higher investment yields.

        Interest expense was $184 million for the nine months ended June 24, 2011 compared to $221 million for the same period in the prior year. The decrease in interest expense is primarily related to savings realized from the replacement of higher coupon notes with lower coupon notes over the past year, including the redemption of 6.375% notes due 2011 and issuance of 3.375% notes due 2015 during the third quarter of 2010 and the maturity of 6.75% notes due 2011 and issuances of 3.75% notes due 2018 and 4.625% notes due 2023 during the second quarter of 2011.

  Other Expense, Net

        Other expense, net was $9 million and $73 million during the nine months ended June 24, 2011 and June 25, 2010, respectively. Other expense, net for the nine months ended June 24, 2011 primarily related to amounts due to Covidien and TE Connectivity under the Tax Sharing Agreement. Other expense, net for the nine months ended June 25, 2010 primarily related to a charge of $87 million as a loss on extinguishment of debt on the redemption of 6.375% public notes due 2011, 7% notes due 2028 and 6.875% notes due 2029.

  Effective Income Tax Rate

        Our effective income tax rate was 19.2% and 8.3% during the nine months ended June 24, 2011 and June 25, 2010, respectively. The increase in our effective income tax rate was primarily related to the tax charge recorded in conjunction with the sale of a majority interest in our Electrical and Metal Products business during the first quarter of 2011, a non-recurring transaction generating a tax benefit in 2010 and a release of a deferred tax valuation allowance in 2010. The effective income tax rate was positively impacted by favorable audit resolutions in multiple jurisdictions during 2011. The rate can vary from quarter to quarter due to discreet items such as the settlement of income tax audits and changes in tax laws as, as well as recurring factors, such as the geographic mix of income before taxes.

Critical Accounting Policies and Estimates

        The preparation of the Consolidated Financial Statements in conformity with US GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that our accounting policies for depreciation and amortization methods of security monitoring-related assets, revenue recognition, loss contingencies, income taxes, goodwill and indefinite-lived intangible assets, long-lived assets and pension and postretirement benefits are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During fiscal 2011, there have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 2010 (the "2010 Form 10-K"). See Note 1 to the Consolidated Financial Statements for the adoption and issuance of new accounting standards during fiscal 2011.

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

        We had $1.6 billion and $1.8 billion of cash and cash equivalents as of June 24, 2011 and September 24, 2010, respectively. Cash generated by operating activities decreased to $1.6 billion for the nine months ended June 24, 2011 compared to $1.7 billion for the nine months ended June 25, 2010. Cash used in investing activities was $515 million for the nine months ended June 24, 2011 compared to $1.4 billion for the nine months ended June 25, 2010. Cash used in financing activities was $1.3 billion for the nine months ended June 24, 2011 compared to $741 million for the nine months ended June 25, 2010.

        As of June 24, 2011, our shareholder's equity was $14.2 billion and our total debt was $4.2 billion. In addition, we had lines of credit totaling approximately $1.5 billion none of which were drawn. Our ratio of total debt to total capital (the sum of our short- and long-term debt and shareholders' equity) was 23% at June 24, 2011 and September 24, 2010, respectively. This ratio is a measure of our long-term liquidity and is an indicator of financial flexibility.

        On January 12, 2011, TIFSA, our finance subsidiary, issued $250 million aggregate principal amount of 3.75% notes due on January 15, 2018 and $250 million aggregate principal amount of 4.625% notes due on January 15, 2023, which are fully and unconditionally guaranteed by the Company. TIFSA received net cash proceeds of approximately $494 million. The net proceeds, along with other available funds, were used to fund the repayment of all of our outstanding 6.75% notes due in February 2011 with a principal amount of $516 million.

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

Cash flow from operating activities

        The sources of our cash flow from operating activities and the use of a portion of that cash in our operations for the quarters and nine months ended June 24, 2011 and June 25, 2010 are as follows ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
Cash flows from operating activities:
Operating income	$475	$375	$1,618	$1,205
Depreciation and amortization(1)	331	304	976	869
Loss (gain) on divestitures	6	2	(227)	(43)
Non-cash compensation expense	27	30	86	92
Deferred income taxes	(3)	(91)	119	(127)
Provision for losses on accounts receivable and inventory	13	29	61	93
Other, net	15	(6)	45	28
Net change in working capital	(47)	55	(621)	(175)
Interest income	8	7	26	24
Interest expense	(59)	(71)	(184)	(221)
Income tax (expense) benefit	(58)	26	(278)	(78)

Net cash provided by operating activities	$708	$660	$1,621	$1,667

Other cash flow items:
Capital expenditures, net(2)	$(185)	$(173)	$(541)	$(486)
(Decrease) increase in the sale of accounts receivable	—	(1)	—	1
Accounts purchased by ADT	(172)	(134)	(451)	(400)
Purchase accounting and holdback liabilities	—	—	1	(3)
Voluntary pension contributions	15	—	15	—

(1)
The quarters ended June 24, 2011 and June 25, 2010 included depreciation expense of $174 million and $163 million, respectively, and amortization of intangible assets of $157 million and $141 million, respectively. The nine months ended June 24, 2011 and June 25, 2010 included depreciation expense of $515 million and $472 million, respectively, and amortization of intangible assets of $461 million and $397 million, respectively.

(2)
Included net proceeds received for the sale/disposition of property, plant and equipment of $2 million and $7 million for the quarters ended June 24, 2011 and June 25, 2010, respectively, as well as $7 million and $26 million for the nine months ended June 24, 2011 and June 25, 2010, respectively.

        The net change in working capital decreased operating cash flow by $621 million in the nine months ended June 24, 2011. The significant changes in working capital included a $195 million increase in inventories, a $183 million increase in accounts receivable and a $172 million decrease in accrued and other liabilities.

        The net change in working capital decreased operating cash flow by $175 million in the nine months ended June 25, 2010. The significant changes in working capital included a $127 million increase in inventories and a $32 million net increase in contracts in process.

        During the nine months ended June 24, 2011 and June 25, 2010, we paid approximately $86 million and $131 million, respectively, in cash related to restructuring activities. See Note 3 to our Consolidated Financial Statements for further information regarding our restructuring activities.

        During the nine months ended June 24, 2011, we made required contributions of $6 million to our U.S. pension plans and $51 million to our non-U.S. pension plans, respectively. We anticipate contributing at least the minimum required to our pension plans in fiscal year 2011 of $10 million for our U.S. plans and $65 million for our non-U.S. plans. We also made voluntary contributions of approximately $15 million to our U.S. plans during the nine months ended June 24, 2011.

        Income taxes paid, net of refunds, related to continuing operations were $159 million and $206 million during the nine months ended June 24, 2011 and June 25, 2010, respectively.

        Net interest paid, related to continuing operations were $126 million and $170 million during the nine months ended June 24, 2011 and June 25, 2010, respectively.

Cash flow from investing activities

        We made capital expenditures of $548 million for the nine months ended June 24, 2011 as compared to $512 million during the comparable prior period. The level of capital expenditures in fiscal year 2011 is expected to exceed the spending levels in fiscal year 2010 and is also expected to exceed depreciation expense.

        During the nine months ended June 24, 2011 and June 25, 2010, we paid approximately $451 million and $400 million, respectively, to acquire approximately 419,000 and 356,000 customer contracts for electronic security services within our Tyco Security Solutions segment.

        During the nine months ended June 24, 2011, we paid cash for acquisitions included in continuing operations totaling $228 million, which primarily related to the acquisition of Signature Security Group within our Tyco Security Solutions segment. During the nine months ended June 25, 2010, cash paid for acquisitions included in continuing operations totaled $600 million, net of cash acquired of $137 million, which primarily related to the acquisition of Broadview Security within our Tyco Security Solutions segment and Hiter within our Tyco Flow Control segment.

        During the nine months ended June 24, 2011, we received cash proceeds, net of cash divested of approximately $1 billion for divestitures. The cash proceeds primarily related to the sale of a majority interest in our Electrical and Metal Products business of $713 million, which is presented in continuing operations, and $264 million for the sale of our European water business, which is presented in discontinued operations. See Note 2 to our Consolidated Financial Statements for further information.

Cash flow from financing activities

        On January 12, 2011, TIFSA, our finance subsidiary, issued $250 million aggregate principal amount of 3.75% notes due on January 15, 2018 and $250 million aggregate principal amount of 4.625% notes due on January 15, 2023, which are fully and unconditionally guaranteed by the Company. TIFSA received net cash proceeds of approximately $494 million after deducting debt issuance costs and a debt discount. The net proceeds, along with other available funds, were used to fund the repayment of all of our outstanding 6.75% notes due in February 2011 with a principal amount of $516 million.

        On May 5, 2010, TIFSA issued $500 million aggregate principal amount of 3.375% notes due 2015, which are fully and unconditionally guaranteed by the Company. TIFSA received net proceeds of approximately $495 million after deducting debt issuance costs and a debt discount. On May 28, 2010, the Company used the net proceeds of the aforementioned offering and additional cash on hand to redeem all of its 6.375% public notes due 2011, 7% notes due 2028 and 6.875% notes due 2029, outstanding at that time, which aggregated $878 million in principal amount.

        During the third quarter of fiscal 2011, TIFSA issued commercial paper to U.S. institutional accredited investors and qualified institutional buyers. Borrowings under the commercial paper program are available for general corporate purposes. As of June 24, 2011, TIFSA had $40 million of commercial paper outstanding, which bore interest at an average rate of 0.37%. The Company has dedicated $40 million under its revolving credit facilities to backstop outstanding commercial paper. During the first quarter of fiscal 2010, TIFSA had made payments of $200 million to extinguish all of its commercial paper outstanding.

        On October 5, 2009, TIFSA issued $500 million aggregate principle amount of 4.125% notes due 2014, which are fully and unconditionally guaranteed by the Company. TIFSA received net proceeds of approximately $495 million after deducting debt issuance costs and a debt discount.

        Pursuant to our share repurchase program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved 10b5-1 trading plan in accordance with applicable regulations. During the nine months ended June 24, 2011, we repurchased approximately 30 million common shares for approximately $1.3 billion under the 2011, 2010 and 2008 share repurchase programs, which completed both the 2010 and 2008 programs. During the nine months ended June 25, 2010, we repurchased approximately 7 million common shares for approximately $276 million under the 2008 share repurchase program.

        On March 9, 2011, our shareholders approved an annual dividend on our common shares of $1.00 per share, to be paid from contributed surplus in four installments of $0.25 per share. During the nine months ended June 24, 2011 and June 25, 2010, we paid cash dividends of approximately $342 million and $311 million, respectively. See Note 12 to our Consolidated Financial Statements for further information.

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

Backlog

        We had a backlog of unfilled orders of $9.9 billion and $9.5 billion as of June 24, 2011 and September 24, 2010, respectively. We expect that approximately 89% of our backlog as of June 24, 2011 will be filled during the next 12 months. Backlog by segment was as follows ($ in millions):

	June 24, 2011	September 24, 2010
Tyco Security Solutions	$6,908	$6,605
Tyco Flow Control	1,749	1,482
Tyco Fire Protection	1,263	1,289
Electrical and Metal Products	—	88

	$9,920	$9,464

        Backlog increased $456 million, or 4.8%, to $9.9 billion as of June 24, 2011. Changes in foreign currency rates favorably impacted backlog by $251 million, or 2.7%. The remaining net increase in backlog was primarily due to an increase in recurring revenue-in-force in our Tyco Security Solutions segment and increased bookings in our Tyco Flow Control segment. These increases were partially offset by a decrease in bookings in our Tyco Fire Protection segment. Tyco Security Solutions' backlog includes recurring revenue-in-force and long-term deferred revenue for upfront fees paid by customers for Tyco Security Solutions' owned security systems. Revenue-in-force represents 12 months' revenue associated with monitoring and maintenance services under contract in the security business. Tyco

Security Solutions' backlog of $6.9 billion and $6.6 billion as of June 24, 2011 and September 24, 2010, respectively, consists primarily of $5 billion and $4.7 billion of recurring revenue-in-force as of June 24, 2011 and September 24, 2010, respectively, and $1.1 billion of deferred revenue for both June 24, 2011 and September 24, 2010. Tyco Security Solutions' backlog increased $303 million, or 4.6%. Changes in foreign currency exchange rates favorably impacted Security Solutions' backlog by $123 million, or 1.9%. The remaining net increase was primarily due to an increase in revenue-in-force. Tyco Flow Controls' backlog increased by $267 million, or 18%. Changes in foreign currency exchange rates favorably impacted Tyco Flow Controls' backlog by $87 million, or 5.9%. The remaining net increase was primarily due to increased bookings for several large projects within our Valves and Controls and Thermal Controls businesses. The increase was partially offset by a decline in bookings in our Water & Environmental Systems business. Tyco Fire Protections' backlog decreased by $26 million, or 2%. Changes in foreign currency exchange rates favorably impacted Fire Protections' backlog by $41 million, or 3.2%. This increase was more than offset by a decrease in the Asia Pacific region due to the deconsolidation of a joint venture as a result of adopting of a new accounting standard. In addition, backlog decreased in EMEA as a result of project selectivity resulting from a focus on higher margin projects. These decreases were partially offset by increases in our North American and global Fire Safety Products businesses.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

        Certain of our international businesses utilize the sale of accounts receivable as short-term financing mechanisms. The aggregate amount outstanding under our international accounts receivable programs was not material as of June 24, 2011 or September 24, 2010.

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

        There are certain guarantees or indemnifications extended among Tyco, Covidien and TE Connectivity in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. At the time of the Separation, we recorded a liability necessary to recognize the fair value of such guarantees and indemnifications. See Note 5 to the Consolidated Financial Statements for further discussion of the Tax Sharing Agreement. In addition, prior to the Separation we provided support in the form of financial and/or performance guarantees to various Covidien and TE Connectivity operating entities. To the extent these guarantees were not assigned in connection with the Separation, we assumed primary liability on any remaining such support. These obligations were not material to us as of June 24, 2011.

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

Forward-Looking Information

        Certain statements in this report are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission ("SEC"), or in Tyco's communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating and tax efficiencies, product expansion, backlog, the consummation and benefits of acquisitions and divestitures, as well as financings and repurchases of debt or equity securities, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward-looking statements include, among other things:

  •
  overall economic and business conditions and overall demand for Tyco's goods and services;

  •
  economic and competitive conditions in the industries, end markets and regions served by our businesses;

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

  •
  the ability to achieve cost savings in connection with the Company's strategic restructuring and growing lean initiatives;

  •
  our ability to execute our portfolio refinement and acquisition strategies;

  •
  potential impairment of our goodwill, intangibles and/or our long-lived assets;

  •
  the impact of fluctuations in the price of Tyco common shares;

  •
  risks associated with our Swiss incorporation, including the possibility of reduced flexibility with respect to certain aspects of capital management, increased or different regulatory burdens, and the possibility that we may not realize anticipated tax benefits;

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

        We utilize established risk management policies and procedures in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading or speculative purposes. Derivative financial instruments related to non-functional currency cash flows are used with the goal of mitigating a significant portion of these exposures when it is cost effective to do so. Counterparties to derivative financial instruments are limited to financial institutions with at least an A-/A3 long-term credit rating.

Item 4.    Controls and Procedures

        The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined under Rule 13a-15 of the Securities and Exchange Act (the Exchange Act)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 24, 2011, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        There has been no change in our internal control over financial reporting during the quarter ended June 24, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        Tyco is a party to several lawsuits involving disputes with former management, among which are affirmative cases brought by Tyco against Mr. Dennis L. Kozlowski, Tyco's former chief executive officer, Mr. Mark Swartz, its former chief financial officer, and Mr. Frank Walsh Jr., a former director. In connection with these affirmative actions, Mr. Kozlowski, through counterclaims, and Mr. Swartz, through demand letters, are seeking an aggregate of approximately $137 million allegedly due in connection with their compensation and retention arrangements and under ERISA.

        With respect to Mr. Kozlowski, on December 1, 2010, the U.S. District Court for the Southern District of New York ruled in favor of several of the Company's affirmative claims against him before trial, while dismissing all of Mr. Kozlowski's counterclaims for pay and benefits after 1995. With respect to Mr. Swartz, on March 3, 2011, the same Court granted the Company's motion for summary judgment. The Court further ruled that issues related to damages will need to be resolved at trial. No trial date has been set. The Company expects Mr. Kozlowski and Mr. Swartz to contest these decisions. As a result, the Company has and will continue to maintain the reserve recorded in its Consolidated Balance Sheet for the amounts allegedly due under their compensation and retention arrangements and under ERISA until the appeals process is complete. Although the ultimate resolution of these matters could differ materially from these estimates, the Company does not believe such resolution would have a material adverse effect on its financial position, results of operations or cash flows.

        Tyco has also brought an action against Mr. Walsh in connection with the damages suffered by Tyco arising from Mr. Walsh's breach of his fiduciary duties to Tyco. In October 2010, the U.S. District Court for the Southern District of New York denied Tyco's affirmative claims for recovery of damages against Mr. Walsh. Tyco is pursuing an appeal. This affirmative matter, and the affirmative matters against Messrs. Kozlowski and Swartz, are not subject to the liability sharing provisions of the Separation and Distribution Agreement. Separately, Mr. Walsh is pursuing a New York state court claim against the Company asserting his entitlement to indemnification. This action is subject to the liability sharing provisions of the Separation and Distribution Agreement.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 24, 2011, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $24 million to $79 million. As of June 24, 2011, Tyco concluded that the best estimate within this range is approximately $31 million, of which $11 million is included in accrued and other current liabilities and $20 million is included in other liabilities in the Company's Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payments of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos Matters

        The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. As of June 24, 2011, there were approximately 4,400 lawsuits pending against the Company, its subsidiaries or entities for which the Company has assumed responsibility. Each lawsuit typically includes several claims, and the Company has determined that there were approximately 5,100 claims outstanding as of June 24, 2011, which reflects the Company's current estimate of the number of viable claims made against it, its affiliates or entities for which it has assumed responsibility in connection with acquisitions or divestitures. This amount includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants or are duplicative of other actions.

        For a detailed discussion of asbestos-related matters, see Note 10 of the Consolidated Financial Statements.

Income Tax Matters

        In connection with the spin-offs of Covidien and TE Connectivity from Tyco, Tyco entered into a Tax Sharing Agreement that governs the rights and obligations of each party with respect to certain pre-Separation income tax liabilities. More specifically, Tyco, Covidien and TE Connectivity share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and TE Connectivity' U.S. and certain non-U.S. income tax returns. Costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties. Consistent with the sharing provisions of the Tax Sharing Agreement, Tyco had a net receivable from Covidien and TE Connectivity of $87 million and $114 million as of June 24, 2011 and September 24, 2010, respectively. In addition, as of June 24, 2011 and September 24, 2010, the Company had recorded $366 million and $398 million, respectively, in other liabilities, and $188 million and $156 million, respectively, in accrued and other current liabilities. During 2011, we reclassified $32 million from other liabilities to accrued and other current liabilities as we expect to make a payment within the next twelve months to Covidien and TE Connectivity related to the resolution of certain IRS audit matters.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million. The quarterly withdrawal liability payments are $1.1 million, $17.6 million of which has been cumulatively paid through June 24, 2011. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
4/23/11–5/27/11	6,053,463	$49.58	6,052,400	$700,145

        The transactions described in the table above represent the repurchase of common shares on the NYSE as part of the $1.0 billion share repurchase program approved by the Board of Directors in April 2011 ("2011 Share Repurchase Program") and the $1.0 billion share repurchase program approved by the Board of Director in September 2010 ("2010 Share Repurchase Program"). In addition, the Company also acquires shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. Approximately 1,063 shares were acquired in these vesting-related transactions outside of the share repurchase program during the quarter ended June 24, 2011. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. The shares repurchased during the quarter ended June 24, 2011 completed the 2010 Share Repurchase Program and approximately $700 million remained outstanding under the 2011 Share Repurchase Program as of June 24, 2011.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Reserved

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Exhibit
3.1	Articles of Association of Tyco International Ltd. (Tyco International AG) (Tyco International SA), amended to reflect cancellation of treasury shares (incorporated by reference to Exhibit 3.1 to Tyco International Ltd. current report on Form 8-K/A filed on June 2, 2011).
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
101
Financial statements from the quarterly report on Form 10-Q of Tyco International Ltd. for the quarter ended June 24, 2011 formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:	/s/ FRANK S. SKLARSKY Frank S. Sklarsky Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 28, 2011