Form 10-K
period 2011-09-30
TYCO INTERNATIONAL LTD
filed 2011-11-16
CIK 833444

Use these links to rapidly review the document

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Commission File Number) 001-13836

TYCO INTERNATIONAL LTD.
(Exact name of Registrant as specified in its charter)

Switzerland (Jurisdiction of Incorporation)	98-0390500 (I.R.S. Employer Identification Number)

Freier Platz 10, CH-8200 Schaffhausen, Switzerland
(Address of registrant's principal executive office)

41-52-633-02-44
(Registrant's telephone number)

         Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, Par Value CHF 6.70	New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting common shares held by non-affiliates of the registrant as of March 25, 2011 was approximately $20,425,732,224

         The number of common shares outstanding as of November 7, 2011 was 461,979,698

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's 2012 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

         See page 69 to 72 for the exhibit index.

i

PART I

Item 1.    Business

General

        Tyco International Ltd. (hereinafter referred to as "we," the "Company" or "Tyco") is a diversified, global company that provides products and services to customers in various countries throughout the world. Tyco is a leading provider of security products and services, fire protection and detection products and services, valves and controls, and other industrial products. We operate and report financial and operating information in the following three segments:

  •
  Tyco Security Solutions designs, sells, installs, services and monitors electronic security systems for residential, educational, commercial, governmental and industrial customers. In addition, Tyco Security Solutions designs, manufactures and sells security products including intrusion, access control and video management systems.

  •
  Tyco Fire Protection designs, manufactures, sells, installs and services fire detection and fire suppression systems and building and life safety products for commercial, industrial and governmental customers.

  •
  Tyco Flow Control designs, manufactures, sells and services valves, pipes, fittings, automation and controls, valve automation and heat tracing products for general process, energy and mining markets as well as the water and wastewater markets.

        We also provide general corporate services to our segments and these costs are reported as Corporate and Other.

        Net revenue by segment for 2011 is as follows ($ in billions):

	Net Revenue	Percent of Total Net Revenue	Key Brands
Tyco Security Solutions	$8.6	49%	ADT, Sensormatic, Software House, American Dynamics, DSC, Bentel
Tyco Fire Protection	4.8	28%	SimplexGrinnell, Wormald, Scott, Dong Bang, Ansul, Grinnell
Tyco Flow Control	3.6	21%	Keystone, Vanessa
Electrical and Metal Products	0.4	2%	Allied Tube & Conduit, AFC Cable Systems

	$17.4	100%

        Unless otherwise indicated, references in this Annual Report to 2011, 2010 and 2009 are to Tyco's fiscal years ended September 30, 2011, September 24, 2010 and September 25, 2009, respectively. The Company has a 52 or 53-week fiscal year that ends on the last Friday in September. Fiscal 2011 is a 53-week year. Fiscal years 2010 and 2009 were both 52-week years.

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

        Effective June 29, 2007, Tyco International Ltd. completed the spin-offs of Covidien and TE Connectivity, formerly our Healthcare and Electronics businesses, respectively, into separate, publicly traded companies (the "2007 Separation") in the form of a distribution to Tyco shareholders.

        On May 14, 2010, we acquired all of the outstanding equity of Brink's Home Security Holdings, Inc. ("BHS" or "Broadview Security") in a cash-and-stock transaction valued at approximately $2.0 billion. Broadview Security has been integrated into our Tyco Security Solutions segment. See Note 5 to the Consolidated Financial Statements.

        On December 22, 2010, we sold a majority interest in our Electrical and Metal Products business. See Note 3 to the Consolidated Financial Statements.

        On September 19, 2011, the Company announced that its Board of Directors approved a plan to separate the Company into three separate, publicly traded companies consisting of the Company's North American residential security business, its flow control business and its commercial fire and security business (the "2012 Separation"). The 2012 Separation is expected to be completed by the end of the third calendar quarter of 2012 through a tax-free pro rata distribution of all of the equity interests in the flow control and North American residential security businesses.

        Completion of the 2012 Separation is subject to certain conditions, including final approval by the Tyco Board of Directors and shareholders, receipt of tax opinions and rulings and the filing and effectiveness of registration statements with the Securities and Exchange Commission ("SEC"). The Separation will also be subject to the completion of any necessary financing. See Note 2 to the Consolidated Financial Statements.

        Tyco's registered and principal office is located at Freier Platz 10, CH-8200 Schaffhausen, Switzerland. Its management office in the United States is located at 9 Roszel Road, Princeton, New Jersey 08540.

Segments

        Certain prior period amounts have been reclassified to conform to the current period presentation.

        During the first quarter of fiscal 2011, we realigned our Safety Products segment between our ADT Worldwide and Fire Protection segments to create two new segments: Tyco Security Solutions and Tyco Fire Protection. Tyco Security Solutions consists of the former ADT Worldwide segment as well as the portion of the former Safety Products segment that manufactures security products including intrusion, security, access control and video management systems. Tyco Fire Protection consists of the former Fire Protection Services segment as well as a number of businesses from the former Safety Products segment including the fire suppression and life safety products business. In addition, various businesses were realigned between Tyco Security Solutions and Tyco Fire Protection. See Note 21 to the Consolidated Financial Statements.

        As discussed above, we sold a majority interest in our Electrical and Metal Products business which contributed $0.4 billion, $1.4 billion and $1.4 billion of revenue in the years ended September 30, 2011, September 24, 2010 and September 25, 2009, respectively.

        On September 30, 2010, we sold our water business in Europe, which was part of our Tyco Flow Control Segment. The business met the held for sale criteria and discontinued operations criteria and has been included in discontinued operations for all periods presented. See Note 3 to the Consolidated Financial Statements.

Tyco Security Solutions

        Our Tyco Security Solutions segment designs, sells, installs, services and monitors electronic security systems for residential, commercial, educational, governmental and industrial customers around the world primarily operating under the ADT brand name. In addition, Tyco Security Solutions designs, manufactures and sells security products including intrusion, access control and video management systems and is one of the world's largest providers of electronic security systems and services. Tyco Security Solutions has a significant market presence in North and South America, Europe and the Asia-Pacific region. With 2011 net revenue of $8.6 billion, our Tyco Security Solutions segment comprises 49% of our consolidated net revenue. In 2010 and 2009, net revenue totaled $7.7 billion, or 45%, of our consolidated net revenue and $7.4 billion, or 44%, of our consolidated net revenue, respectively.

        On May 14, 2010, we acquired all of the outstanding equity of Broadview Security in a cash-and-stock transaction valued at approximately $2.0 billion, with $585 million in cash being used to fund the acquisition. Broadview Security's core business was to provide security alarm monitoring services for residential and commercial properties in North America, and it has been integrated into our Tyco Security Solutions segment. In connection with the integration, the Broadview Security brand has been discontinued. See Note 5 to the Consolidated Financial Statements.

Services and Products

        Tyco Security Solutions supplies and installs electronic security systems to the residential, commercial, educational, governmental and industrial markets. It also provides electronic security services, including monitoring of burglar alarms, fire alarms and other life safety conditions as well as maintenance of electronic security systems.

        Our electronic security systems business involves the installation and use of security systems designed to detect intrusion, control access and react to movement, fire, smoke, flooding, environmental conditions, industrial processes and other hazards. These electronic security systems include detection devices that are usually connected to a monitoring center that receives and records alarm signals where skilled security monitoring specialists verify alarm conditions and initiate a range of response scenarios. For most systems, control panels identify the nature of the alarm and the areas where a sensor was triggered. Our other solutions include: access control systems for sensitive areas such as government facilities and banks; video surveillance systems designed to deter theft and fraud and help protect employees and customers; and asset protection and security management systems designed to monitor and protect physical assets as well as proprietary electronic data. Our offerings also include anti-theft systems utilizing acousto magnetic and radio frequency identification tags and labels in the retail industry. Many of the world's leading retailers use our Sensormatic anti-theft systems to help protect against shoplifting and employee theft.

        Purchasers of our intrusion systems typically contract for ongoing security system monitoring and maintenance at the time of initial equipment installation. Systems installed at customers' premises may be either owned by Tyco Security Solutions or by our customers. Monitoring center personnel may respond to alarms by relaying appropriate information to local fire or police departments, notifying the customer or taking other appropriate action. In certain markets, Tyco Security Solutions directly provides the alarm response services with highly trained and professionally equipped employees. In some instances, alarm systems are connected directly to local fire or police departments.

        Recently, Tyco Security Solutions launched Pulse Interactive Solutions ("Pulse") for residential and small business customers. Pulse includes home automation features in addition to interactive remote security capability for customers. Depending on the plan that is purchased, customers can remotely access information regarding the security of their home or business, arm and disarm their security system, adjust lighting or thermostat levels, or view real-time video from cameras covering different areas of their premises, all via secure access from web-enabled devices. Pulse also allows customers to create customized schedules for turning lights, thermostats and appliances on or off, and can be programmed to perform certain functions, such as recording video and sending text messages, based on triggering events.

        Many of our residential customers may purchase security systems as a result of prompting by their insurance carriers, which may offer lower insurance premium rates if a security system is installed or require that a system be installed as a condition of coverage.

        Tyco Security Solutions also designs and manufactures electronic security products, including integrated video surveillance and access control systems to enable businesses to manage their security and enhance business performance. Its global access control solutions include: integrated security management systems for enterprise applications, access control solutions applications, alarm management panels, door controllers, readers, keypads and cards. Its global video system solutions include: digital video management systems, matrix switchers and controllers, digital multiplexers, programmable cameras, monitors and liquid crystal displays. Its intrusion security products provide advanced security products for homes and businesses ranging from burglar alarms to a full range of security systems including alarm control panels, keypads, sensors and central station receiving equipment used in security monitoring centers.

Customers

        Tyco Security Solutions sells to residential, commercial, educational, governmental and industrial customers. Our residential customers typically include owners of single-family homes or renters in multi-family apartment complexes. Our commercial customers include, among others, retail businesses, financial institutions, commercial/industrial facilities and health care facilities. Our government customers include federal, state and local governments, defense installations, schools and universities and mass transportation providers. In addition to advertising, direct mailings and the internet, we market our electronic security systems and services to these customers through a direct sales force and, with respect to certain residential customers, through an authorized dealer network. A separate sales force services large commercial and governmental customers and focuses on key vertical markets such as retail and banking.

Competition

        The electronic security services business is highly competitive and fragmented with a number of major firms and thousands of smaller regional and local companies. Competition is based primarily on price in relation to quality of service. Rather than compete purely on price, we emphasize the quality of our electronic security service, the reputation of our brands and our knowledge of our customers' security needs. For large commercial, educational, governmental and industrial customers the comprehensive national and/or global coverage offered by Tyco Security Solutions can also provide a competitive advantage. We also have significantly expanded our systems integration capabilities, which allow Tyco Security Solutions to offer comprehensive solutions to commercial customers that fully integrate security and fire offerings into comprehensive IT networks, business operations and management tools, and process automation and control systems.

        Competition for the manufacture and sale of our security products is based on specialized product capacity, breadth of product line, price, training and support and delivery. The principal competitors are specialty products manufacturing companies based in the United States, with other smaller competitors in Europe and Asia.

Tyco Fire Protection

        Our Tyco Fire Protection segment designs, manufactures, sells, installs and services fire detection and fire suppression systems and building and life safety products for commercial enterprises, governmental entities, airports, commercial shipping companies, transportation systems, healthcare facility operators, petrochemical facilities and homeowners. We believe we are one of the largest providers of these systems and services. With 2011 net revenue of $4.8 billion, our Tyco Fire Protection segment comprises 28% of our consolidated net revenue. In 2010 and 2009, net revenue totaled $4.5 billion, or 27%, of our consolidated net revenue and $4.6 billion, or 27%, of our consolidated net revenue, respectively.

Services and Products

        Tyco Fire Protection designs, manufactures, sells, installs and services fire alarm and fire detection systems, automatic fire sprinkler systems and special hazard suppression systems. Tyco Fire Protection operates under various leading trade names, including SimplexGrinnell, Wormald, Dong Bang, Zettler, Ansul, Grinnell, Total Walther and Tyco.

        Tyco Fire Protection offers a wide range of fire alarm and fire detection systems. These alarm and detection systems include fire alarm control panels, advanced fire alarm monitoring systems, smoke, heat and carbon monoxide detectors and voice evacuation systems. Tyco Fire Protection also offers a wide range of water-based sprinkler systems. In addition, Tyco Fire Protection provides custom designed special hazard suppression systems, which incorporate specialized extinguishing agents such as foams, dry chemicals and gases. These systems are often especially suited to fire suppression in certain manufacturing, power generation, petrochemical, offshore oil exploration, transportation, data processing, telecommunications, commercial food preparation, mining and marine applications.

        Tyco Fire Protection installs fire detection and fire suppression systems in both new and existing buildings. These systems typically are purchased by owners, construction engineers and electrical contractors as well as mechanical or general contractors. In recent years, retrofitting of existing buildings has grown as a result of legislation mandating the installation of fire detection and fire suppression systems, especially in hotels, healthcare facilities and educational establishments. In September 2008, the International Residential Code Council, a non-profit association that develops model codes that are the predominant building and fire safety regulations used by state and local jurisdictions in the United States, adopted a proposal advanced by firefighters and other life-safety advocates to require sprinkler systems in new one and two family dwellings effective in January 2011. This national code is not binding on state and local jurisdictions and must be adopted locally before it becomes mandatory for new homes being built in these areas. The timing of adoption, if at all, will vary by jurisdiction. Tyco Fire Protection also continues to focus on system maintenance and inspection and other services, which have become increasingly significant parts of its business.

        Tyco Fire Protection also manufactures life safety products, including self-contained breathing apparatus designed for firefighter, industrial and military use, supplied air respirators, air-purifying respirators, thermal imaging cameras, gas detection equipment and gas masks. Tyco Fire Protection's breathing apparatus are used by the military forces of several countries and many U.S. firefighters rely on the Scott Air-Pak brand of self-contained breathing apparatus.

Customers

        Tyco Fire Protection's customers include commercial enterprises, governmental entities, airports, commercial shipping companies, transportation systems, healthcare facility operators, petrochemical facilities and homeowners. We market our fire detection and fire suppression systems to the majority of these customers through a direct sales force. Customers for our fire sprinkler, fire detection and fire suppression products include distributors, commercial builders and contractors that install and service fire suppression and detection systems. Residential builders, contractors and developers are emerging customers for our sprinkler products given changing regulatory dynamics. Our customers for our breathing apparatus include fire departments, municipal and state governments and military forces as well as major companies in the industrial sector.

Competition

        Competition in the fire detection and fire suppression business varies by region. In North America, we compete with hundreds of smaller contractors on a regional or local basis for the installation of fire detection and fire suppression systems. In Europe, we compete with many regional or local contractors on a country-by-country basis. In Asia, Australia and New Zealand, we compete with a few large fire detection and fire suppression contractors, as well as with many smaller regional and local companies. We compete for fire detection and fire suppression systems contracts primarily on the basis of service, product attributes, quality and price.

        Competition for the manufacture and sale of our products is based on specialized product capacity, breadth of product line, price, training and support and delivery. The principal competitors are specialty products manufacturing companies based in the United States, with other smaller competitors in Europe and Asia.

Tyco Flow Control

        Our Tyco Flow Control segment designs, manufactures, sells and services valves, pipes, fittings, valve automation and heat tracing products for process, oil and gas, power and mining markets as well as the water and wastewater market. We believe we are the world's leading manufacturer of flow control products. With 2011 net revenue of $3.6 billion, our Tyco Flow Control segment comprises 21% of our consolidated net revenue. In 2010 and 2009, net revenue totaled $3.4 billion, or 20%, of our consolidated net revenue and $3.5 billion, or 21%, of our consolidated net revenue, respectively. Tyco Flow Control is a global business with 31% of its sales in Europe, Middle East and Africa ("EMEA"), 31% from the Americas, 23% from the Pacific region and 15% from Asia. On September 30, 2010 we sold our water business in Europe. This business met the held for sale and discontinued operations criteria and has been included in discontinued operations for all periods presented.

Services and Products

        Tyco Flow Control designs, manufactures and services a wide variety of valves, actuators, controls, pipes, fittings and heat tracing products. Valve products include a broad range of industrial valves, including on-off valves, safety relief valves and other specialty valves. Actuation products include pneumatic, hydraulic and electric actuators. Control products include limit switches, solenoid valves, valve positioners, network systems and accessories. For the water market, Tyco Flow Control offers a wide variety of pipes and valves for water transmission applications. Tyco Flow Control is also a global provider of heat tracing services and products. In addition to these products, Tyco Flow Control makes a variety of specialty products for environmental (emissions monitoring, water flow and quality monitoring, dust filter cleaning systems), instrumentation (manifolds, enclosures, isolation valves) and other applications. We manufacture these products in facilities located throughout the world.

        Tyco Flow Control products are used in many applications including power generation, chemical, petrochemical, oil and gas, wastewater, pulp and paper, commercial irrigation, mining and food and beverage. Tyco Flow Control also provides engineering, design, inspection, maintenance and repair services for its valves and related products.

        Tyco Flow Control products are sold under many trade names, including Anderson Greenwood, Biffi, Crosby, Keystone, KTM, Raychem, Sempell, Tracer and Vanessa. Tyco Flow Control sells its services and products in most geographic regions directly through its internal sales force and in some cases through a network of independent distributors and manufacturers' representatives.

Customers

        Tyco Flow Control's customers include businesses engaged in a wide range of industries, including power generation, chemical and petrochemical, pharmaceutical, oil and gas exploration, production and refining, mining, water, food and beverage, marine and shipbuilding and other process industries. Customers include end users as well as engineering, procurement and construction companies, contractors, original equipment manufacturers and distributors. Tyco Flow Control operates an extensive network of sales, service and distribution centers to serve a wide range of global customers.

Competition

        The flow control industry is highly fragmented, consisting of many local and regional companies and a few global competitors. We compete against a number of international, national and local manufacturers of industrial valves as well as against specialized manufacturers on the basis of product capability, product quality, breadth of product line, delivery, service capability and price. Our major competitors vary by region.

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

        We own a portfolio of patents that principally relates to: electronic security systems; fire protection products and systems, including fire detection and fire suppression with chemical, gas, foam and water agents, piping, couplings, fittings for fluid systems; personal protective products and systems for fire and other hazards; integrated systems for surveillance and control of public transportation and other public works; heat tracing and floor heating systems; and flow control products, including valves, actuators and controllers and airflow control and sensing products. We also own a portfolio of trademarks and are a licensee of various patents and trademarks. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are dependent upon national laws and use of the marks.

        While we consider our patents to be valuable assets, we do not believe that our overall competitive position is dependent on patent protection or that our overall operations are dependent upon any single patent or group of related patents.

Research and Development

        We are engaged in research and development in an effort to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of our existing products and to expand the applications for which the uses of our products are appropriate. We continually evaluate developing technologies in areas that we believe will enhance our business for possible investment. Our research and development expense was $147 million in 2011, $131 million in 2010 and $116 million in 2009.

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

Governmental Regulation and Supervision

        Our operations are subject to numerous federal, state and local laws and regulations, both within and outside the United States, in areas such as: consumer protection, government contracts, international trade, environmental protection, labor and employment, tax, licensing and others. For example, most U.S. states in which we operate have licensing laws directed specifically toward the alarm and fire suppression industries. Our Tyco Security Solutions business currently relies extensively upon the use of wireline and wireless telephone service to communicate signals, and wireline and wireless telephone companies in the United States are regulated by the federal and state governments. Another example is our Tyco Flow Control business, which is subject to strict regulations governing the import and export of goods and technologies across international borders, particularly with respect to "dual use" products, which are products that may have both civil and military applications or may otherwise be involved in weapons proliferation. In addition, government regulation of fire safety codes can impact our Tyco Fire Protection business. These and other laws and regulations impact the manner in which we conduct our business, and changes in legislation or government policies can affect our worldwide operations, both positively and negatively. For a more detailed description of the various laws and regulations that affect our business, see Item 1A. Risk Factors—Risks Related to Legal, Regulatory and Compliance Matters and Item 3. Legal Proceedings.

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

        Given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods, the ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict. Based upon our experience, current information regarding known contingencies and applicable laws, we concluded that it is probable that we would incur remedial costs in the range of approximately $38 million to $86 million as of September 30, 2011. As of September 30, 2011, we concluded that the best estimate within this range is approximately $60 million, of which $18 million is included in accrued and other current liabilities and $42 million is included in other liabilities in the Consolidated Balance Sheet. In view of our financial position and reserves for environmental matters, we believe that any potential payment of such estimated amounts will not have a material adverse effect on our financial position, results of operations or cash flows.

Employees

        As of September 30, 2011, we employed approximately 102,000 people worldwide, of which approximately 39,000 are employed in the United States and 63,000 are outside the United States. Approximately 22,000 employees are covered by collective bargaining agreements or works councils and we believe that our relations with the labor unions are generally good.

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

        Our operating results have been and may in the future be adversely affected by general economic conditions and the cyclical pattern of certain industries in which we operate. For example, demand for our services and products is significantly affected by the level of commercial construction, the amount of discretionary consumer and business spending, and the performance of the housing market, each of which historically has displayed significant cyclicality. Economic weakness in some end markets has adversely affected certain of our businesses. Events or conditions that adversely impact the health of the U.S. or global economies, or in the industries in which we operate, could have a material negative impact on our financial condition, results of operations or cash flows.

         We face intense competition in each of our businesses, and competitive challenges from lower cost manufacturers. If we cannot successfully compete in an increasingly global market-place, our operating results may be adversely affected.

        We operate in competitive domestic and international markets and compete with many highly competitive manufacturers and service providers, both domestically and on a global basis. Our manufacturing businesses face competition from lower cost manufacturers in Asia and elsewhere and our service businesses face competition from alternative service providers around the world. Key components of our competitive position are our ability to adapt to changing competitive environments and to manage expenses successfully. This requires continuous management focus on reducing costs, maintaining our competitive position and improving efficiency through cost controls, productivity enhancements and regular appraisal of our asset portfolio. If we are unable to achieve appropriate levels of scalability or cost-effectiveness, or if we are otherwise unable to manage and react to changes in the global marketplace, our financial condition, results of operations or cash flows may be adversely affected.

         Our future growth is largely dependent upon our ability to successfully compete with new and existing competitors by developing or acquiring new technologies that achieve market acceptance with acceptable margins.

        Our businesses operate in global markets that are characterized by rapidly changing technologies, evolving industry standards and potential new entrants in our markets. For example, a number of cable and other telecommunications companies have introduced security services offerings, including interactive security services, that are competitive with the products and services offered through our Tyco Security Solutions business. If these services are aggressively marketed and gain market acceptance, our ability to grow our Tyco Security Solutions business, in particular our Pulse offering, could be materially adversely affected. Accordingly, our future success depends upon a number of factors, including our ability to: identify emerging technological trends in our target end-markets; develop, acquire and maintain competitive products and services; enhance our products and services by adding innovative features that differentiate our products and services from those of our competitors; and develop or acquire, manufacture and bring products and services to market quickly and cost-effectively. Our ability to develop or acquire new products and services based on technological innovation can affect our competitive position and requires the investment of significant resources. These acquisitions and development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new technologies, products or services on a timely basis. Moreover, as we introduce new products such as Pulse, we may be unable to detect and correct defects in the product or in its installation, which could result in loss of sales or delays in market acceptance. Even after introduction, new or enhanced products may not satisfy consumer preferences and product failures may cause consumers to reject our products. As a result, these products may not achieve market acceptance and our brand images could suffer. In addition, our competitors may introduce superior designs or business strategies, impairing our brands and the desirability of our products and services, which may cause consumers to defer or forego purchases of our products and services. In addition, the markets for our products and services may not develop or grow as we anticipate. As a result, the failure of our technology, products or services to gain market acceptance, the potential for product defects or the obsolescence of our products and services could significantly reduce our revenues, increase our operating costs or otherwise adversely affect our financial condition, results of operations or cash flows.

         Our Tyco Security Solutions business may experience higher rates of customer attrition, which may reduce our future revenue and cause us to change the estimated useful lives of assets related to our security monitoring customers, increasing our depreciation and amortization expense.

        If customers in our Tyco Security Solutions business segment are dissatisfied with our products or services and switch to competitive products or services, or disconnect for other reasons, our attrition rates may increase. In periods of increasing attrition rates, Tyco Security Solutions' recurring revenue and results of operations may be materially adversely affected. The risk is more pronounced in times of economic uncertainty, as customers may reduce amounts spent on the products and services we provide. Tyco amortizes the costs of ADT's acquired contracts and related customer relationships based on the estimated life of the customer relationships. Internally generated residential and commercial pools are similarly depreciated. If attrition rates were to rise significantly, we may be required to accelerate the depreciation and amortization of subscriber system assets and intangible assets, which could cause a material adverse effect on our financial condition or results of operations.

         We have significant operations outside of the United States, which are subject to political, economic and other risks inherent in operating outside of the United States.

        We generated 52% of our net revenue outside of the United States in 2011. We expect net revenue generated outside of the United States to continue to represent a significant portion of total net revenue. Business operations outside of the United States are subject to political, economic and other risks inherent in operating in certain countries, such as:

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

        Our net revenue derived from sales in non-U.S. markets for 2011 was 52% of our total net revenue, and we expect revenue from non-U.S. markets to continue to represent a significant portion of our total net revenue. Therefore, if the U.S. dollar has strengthened in relation to the principle foreign currencies where we derive revenue as compared to a prior period, our U.S. dollar reported revenue and income will decrease, and vice-versa. Changes in the relative values of currencies occur regularly and in some instances, may have a significant effect on our results of operations. Our financial statements reflect translation of items denominated in non-U.S. currencies to U.S. dollars, our functional currency (using year-end exchange rates for balance sheet data and average exchange rates for statement of operations data).

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

         Failure to maintain the security of our information and technology networks, including personally identifiable and other information, non-compliance with our contractual or other legal obligations regarding such information, or a violation of the Company's privacy and security policies with respect to such information, could adversely affect us.

        We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and, in the normal course of our business, we collect and retain significant volumes of certain types of personally identifiable and other information pertaining to our customers, stockholders and employees. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving and companies that collect and retain such information are under increasing attack by cyber-criminals around the world. A significant actual or potential theft, loss, fraudulent use or misuse of customer, stockholder, employee or our data by cybercrime or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could adversely impact our reputation and could result in significant costs, fines, litigation or regulatory action against us. In addition, we depend on our information technology infrastructure for business-to-business and business-to-consumer electronic commerce. Security breaches of this infrastructure can create system disruptions and shutdowns that could result in disruptions to our operations. Increasingly, our security products and services are accessed through the Internet, and security breaches in connection with the delivery of our services via the Internet may affect us and could be detrimental to our reputation, business, operating results and financial condition. We cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography or other developments will not compromise or breach the technology protecting the networks that access our products and services.

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

        Our culture and guiding principles focus on continuously training, motivating and developing employees, and in particular we strive to attract, motivate and retain qualified managers to handle the day-to-day operations of a highly diversified organization. If we fail to retain and attract qualified personnel, our operations could be adversely affected. In addition, excessive turnover in personnel could cause manufacturing inefficiencies in certain of our businesses. The demand for experienced management in certain geographic areas also makes it difficult to retain qualified employees. High turnover could result in additional training and inefficiencies that could adversely impact our financial condition, results of operations or cash flows.

         We have recognized substantial impairment charges in the past and may be required to recognize additional impairment charges in the future.

        Pursuant to accounting principles generally accepted in the United States, we are required to periodically assess our goodwill, intangibles and other long-lived assets to determine if they are impaired. Disruptions to our business, end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures and market capitalization declines may result in material charges for goodwill and other asset impairments. For example, during the second fiscal quarter of 2009, we recognized aggregate goodwill and intangible asset impairments of $2.7 billion. We maintain significant goodwill and intangible assets on our balance sheet, and we believe that as of September 30, 2011 these balances are recoverable. However, fair value determinations require considerable judgment and are sensitive to change. Additional impairments to one or more of our reporting units could occur in future periods whether or not connected to the annual impairment analysis. Future impairment charges could materially affect our reported earnings in the periods of such charges and could adversely affect our financial condition and results of operations.

         Divestitures of some of our businesses or product lines may materially adversely affect our financial condition, results of operations or cash flows.

        We continually evaluate the performance of all of our businesses and may sell businesses or product lines. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain environmental or other contingent liabilities related to the divested business. In addition, divestitures may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line.

         We may acquire companies and make investments in order to complement existing businesses. These acquisitions and investments could be unsuccessful or consume significant resources, which could adversely affect our operating results.

        Acquisitions and investments may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our financial condition, results of operations and cash flows. Acquisitions involve numerous other risks, including:

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

Risks Related to the 2012 Separation

         The proposed spin-offs of our North American residential security business and our flow control business are contingent upon the satisfaction of a number of conditions, may require significant time and attention of our management, may not achieve the intended results, and may present difficulties that could have an adverse effect on us.

        The proposed spin-offs of our North American residential security business and our flow control business are complex in nature, subject to various conditions, and may be affected by unanticipated developments or changes in market conditions. We expect to file Registration Statements on Form 10 with the SEC that will contain detailed information regarding the businesses proposed to be spun-off. Completion of these spin-off transactions will be contingent upon a number of factors, including the approval of our shareholders, favorable rulings from tax authorities, including the Internal Revenue Service ("IRS"), the effectiveness of each of the Registration Statements, favorable capital market conditions and other conditions. For these and other reasons, the spin-off transactions may not be completed as expected by the end of the third calendar quarter of 2012, if at all. Additionally, execution of the proposed spinoff transactions will require significant time and attention from management, which may distract management from the operation of our businesses and the execution of our other initiatives. Our employees may also be distracted due to uncertainty about their future roles with each of the separate companies pending the completion of the spin-off transactions. Further, if the spin-off transactions are completed, each of these transactions may not achieve the intended results and may result in costs that exceed management's estimated amount of $700 million. Any such difficulties could have a material adverse effect on our financial condition, results of operations or cash flows.

         If the distributions or certain internal transactions undertaken in anticipation of the spin-offs are determined to be taxable for U.S. federal income tax purposes, we or our shareholders could incur significant U.S. federal income tax liabilities.

        We will request a private letter ruling from the IRS substantially to the effect that, for U.S. federal income tax purposes, (i) the distributions of our North American residential security and flow control common shares to our shareholders, except for cash, if any, received in lieu of fractional shares, will qualify as tax-free under Sections 355 and/or 361 of the Internal Revenue Code of 1986, as amended ("the Code") and (ii) certain internal transactions undertaken in anticipation of the distributions will quality for favorable treatment under the Code. Our receipt of the private letter ruling is critical to the completion of the spin-offs. The private letter ruling will be based on certain facts, assumptions, representations and covenants provided by us regarding the past and future conduct of our respective businesses and other matters. If any of the facts, assumptions, representations or covenants provided in connection with the private letter ruling is inaccurate or incomplete or is violated in any respect, then we might not be able to rely on the ruling. Furthermore, the IRS will not rule on whether the spin-offs satisfy certain requirements necessary for tax-free treatment under Section 355 of the Code. Rather, the private letter ruling will be based on representations provided by us that those requirements have been or will be satisfied, and any inaccuracy in those representations could invalidate the ruling. The 2012 Separation will also be conditioned on our receipt of an opinion of outside counsel, in form and substance satisfactory to us, that confirms the tax-free status of the distributions. The opinion will rely on, among other things, the continuing validity of the private letter ruling and certain facts, assumptions, representations and covenants provided by us which, if inaccurate or incomplete in any respect, could jeopardize the conclusions reached by such counsel in its opinion. The opinion will not be binding on the IRS or the courts, and there can be no assurance that the IRS will not challenge the conclusions stated in the opinion or that any such challenge would not prevail.

        If, notwithstanding receipt of the private letter ruling and opinion, the spin-offs are determined to be taxable for U.S. federal income tax purposes, each U.S. holder of our common stock who is subject to U.S. federal income tax who receives shares of our North American residential security and flow control businesses would generally be treated as receiving taxable distributions of property in an amount equal to the fair market value of the shares received. Those distributions would be taxable to each such stockholder as a dividend to the extent of our current and accumulated earnings and profits. For each such stockholder, any amount that exceeded our earnings and profits would be treated first as a non-taxable return of capital to the extent of such stockholder's tax basis in our shares of common stock with any remaining amount being taxed as a capital gain. In addition, internal transactions undertaken in anticipation of the spin-offs are ultimately determined to be taxable, we could incur significant U.S. federal income tax liabilities.

        The tax sharing agreement that we will enter into with the North American residential security and flow control businesses prior to the completion of the spin-offs will allocate for any taxes that arise if the spin-offs or certain internal transactions are determined to be taxable.

         If the 2012 Separation is determined to be taxable for Swiss withholding tax purposes, we could incur significant Swiss withholding tax liabilities.

        Generally, Swiss withholding tax of 35% is due on dividends and similar distributions to our shareholders, regardless of the place of residency of the shareholder. Beginning on January 1, 2011, distributions to shareholders out of contributed surplus accumulated on or after January 1, 1997 are exempt from Swiss withholding tax. Accordingly, based on the Swiss Federal Withholding Tax Act, the Distribution should not be subject to Swiss federal withholding tax. Prior to the completion of the proposed spin-offs, we intend to obtain tax rulings from the Swiss Federal Tax Administration confirming that the distributions will not be subject to Swiss federal withholding tax. These rulings will rely on certain facts and assumptions, and certain representations and undertakings, from Tyco regarding the past conduct of its businesses and other matters. Notwithstanding the tax rulings, the Swiss Federal Tax Administration could determine that the Distribution should be treated as a taxable transaction for withholding tax purposes if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated. If the Distribution ultimately is determined to be taxable for withholding tax purposes, we and Tyco could incur material Swiss withholding tax liabilities that could significantly detract from, or eliminate, the benefits of the spin-off.

         If the 2012 Separation is completed, our operational and financial profile will change and we will be a smaller, less diversified company.

        If completed, the 2012 Separation will result in Tyco being a smaller, less diversified company focused on our commercial fire and security businesses, which represents a narrower business focus than we currently have. We will have a more limited business with greater concentration in the commercial market and may be more vulnerable to changing market conditions, which could materially and adversely affect our business, financial condition and results of operations. In addition, the diversification of revenues, costs, and cash flows will diminish. As a result, it is possible that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and it may be difficult or more expensive for us to obtain financing. Our operations may also be impacted by a limited ability to attract new employees in a timely manner.

         If the 2012 Separation is completed, there may be substantial changes in our stockholder base, which may cause the price of our common stock to fluctuate following the proposed spin-offs.

        Investors holding our common stock may hold our common stock because of a decision to invest in a company that is large and operates in multiple markets with a diversified product and services portfolio. If the proposed spin-off transactions are completed, shares of our common stock will represent an investment in a smaller company with its business concentrated in the commercial fire and security industry. These changes may not match some holders' investment strategies or meet minimum criteria for inclusion in stock market indices or portfolios, which could cause investors to sell their shares of our common stock. Excessive selling pressure could cause the market price of our common stock to decrease following the completion of the proposed spinoff.

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

         Legislative action by the U.S. Congress could materially adversely affect us.

        Legislative action could be taken by the U.S. Congress which, if ultimately enacted, could override tax treaties or regulations upon which we rely, which would adversely affect our effective corporate tax rate. We cannot predict the outcome of any specific legislative proposals. However, if proposals were enacted that had the effect of disregarding our incorporation in Switzerland or limiting our ability as a Swiss company to take advantage of the tax treaties between Switzerland and the United States, we could be subjected to increased taxation. Also, various U.S. federal and state legislative proposals have been introduced in recent years that deny, or would deny, government contracts to U.S. companies that move their locations abroad. We cannot provide assurance that such legislation, if enacted, would not apply to us.

        In addition, there continues to be negative publicity regarding, and criticism of, companies that conduct substantial business in the U.S. but are domiciled abroad. We cannot provide assurance that we will not be subject to such criticism as a result of our domicile in Switzerland.

         Changes in legislation or governmental regulations or policies can have a significant impact on our financial condition, results of operations or cash flows.

        We operate in regulated industries. Our U.S. operations are subject to regulation by a number of federal, state and local governmental agencies with respect to safety of operations and equipment, labor and employment matters and financial responsibility. Intrastate operations in the United States are subject to regulation by state regulatory authorities, and our international operations are regulated by the countries in which they operate and by extra-territorial laws. We and our employees are subject to various U.S. federal, state and local laws and regulations, as well as non-U.S. laws and regulations, including many related to consumer protection. Most states in which we operate have licensing laws covering the monitored security services industry and the construction industry. Our Tyco Security Solutions segment relies heavily upon both wireline and wireless telephone service to communicate signals, and these technologies are regulated by both the federal and state governments. Changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses. If laws and regulations changed or we failed to comply, our financial condition, results of operations or cash flows could be materially and adversely affected.

         We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws outside the United States.

        The U.S. Foreign Corrupt Practices Act (the "FCPA") and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice ("DOJ") and the SEC, increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental and commercial corruption to some degree and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or third party intermediaries. Furthermore, we are subject to investigations by the DOJ and the SEC related to allegations that improper payments have been made by our subsidiaries and third party intermediaries in recent years in violation of the FCPA. We have continued to report to the DOJ and the SEC the remedial measures that we have taken in response to the allegations and our own internal investigations, and in February 2010, we initiated discussions with the DOJ and SEC aimed at resolving these matters, which remain ongoing. Although we have recorded our best estimate of potential loss related to these or other similar matters, it is possible that this estimate may differ from the ultimate loss determined in connection with the resolution of this matter, as we may be required to pay material fines, consent to injunctions on future conduct, consent to the imposition of a compliance monitor, or suffer other criminal or civil penalties or adverse impacts, including being subject to lawsuits brought by private litigants, each of which may have a material adverse effect on our financial position, results of operations or cash flows.

         Our failure to satisfy international trade compliance regulations may adversely affect us.

        Our global operations require importing and exporting goods and technology across international borders on a regular basis. Certain of the products we manufacture are "dual use" products, which are products that may have both civil and military applications, or may otherwise be involved in weapons proliferation, and are often subject to more stringent export controls. From time to time, we obtain or receive information alleging improper activity in connection with imports or exports. Our policy mandates strict compliance with U.S. and international trade laws. When we receive information alleging improper activity, our policy is to investigate that information and respond appropriately, including, if warranted, reporting our findings to relevant governmental authorities. Nonetheless, we cannot provide assurance that our policies and procedures will always protect us from actions that would violate U.S. and/or foreign laws. Such improper actions could subject the Company to civil or criminal penalties, including material monetary fines, or other adverse actions including denial of import or export privileges, and could damage our reputation and our business prospects.

         We continue to be responsible for a portion of our contingent and other corporate liabilities following the 2007 Separation of our electronics and healthcare businesses, primarily those relating to pre-separation income tax liabilities.

        Under agreements entered in connection with the 2007 Separation of our electronics ("TE Connectivity") and healthcare ("Covidien") businesses, we, Covidien and TE Connectivity have agreed to assume and be responsible for 27%, 42% and 31%, respectively, of certain of our contingent and other corporate liabilities, subject to certain exceptions. All costs and expenses associated with the management of these contingent and other corporate liabilities are generally shared equally among the parties. These contingent and other corporate liabilities primarily relate to pre-2007 Separation income tax liabilities. Liabilities that are specifically related to one of the three separated companies are not allocated.

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

         We are subject to product liability claims relating to products we manufacture or install. These claims could result in significant costs and liabilities and reduce our profitability.

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

        In addition, we could face liability for failure to respond adequately to alarm activations or failure of our fire protection systems to operate as expected. The nature of the services we provide exposes us to the risks that we may be held liable for employee acts or omissions or system failures. In an attempt to reduce this risk, our alarm monitoring agreements and other contracts contain provisions limiting our liability in such circumstances. We cannot provide assurance, however, that these limitations will be enforced. Losses from such litigation could be material to our financial condition, results of operations or cash flows.

         We are party to asbestos-related product litigation that could adversely affect our financial condition, results of operations and cash flows.

        We, along with numerous other companies, are named as defendants in a substantial number of lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third parties. Each case typically names between dozens to hundreds of corporate defendants. We have observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims. Our strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. We cannot predict the extent to which we will be successful in litigating or otherwise resolving lawsuits in the future and we continue to evaluate different strategies related to asbestos claims filed against the Company. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business, financial condition, results of operations and cash flows.

        We record an estimated liability related to pending claims and claims estimated to be received over the next seven years, including related defense costs, based on a number of key assumptions and estimation methodologies. These assumptions are derived from claims experience over the past five years and reflect our expectations about future claim activities over the next seven years. These assumptions about the future may or may not prove accurate, and accordingly, we may incur additional liabilities in the future. A change in one or more of the inputs used to estimate the asbestos liability could materially change the estimated liability and associated cash flows for pending and future claims. Although it is possible that the Company will incur additional costs for asbestos claims filed beyond the next seven years, we do not believe there is a reasonable basis for estimating those costs at this time. We also record an asset that represents our best estimate of probable recoveries from insurers or other responsible parties for the estimated asbestos liabilities. There are significant assumptions made in developing estimates of asbestos-related recoveries, such as policy triggers, policy or contract interpretation, success in litigation in certain cases, the methodology for allocating claims to policies, and the continued solvency of the insurers or other responsible parties. The assumptions underlying the recorded asset may not prove accurate, and as a result, actual performance by our insurers and other responsible parties could result in lower receivables or cash flows expected to reduce our asbestos costs. Due to these uncertainties, as well as our inability to reasonably estimate any additional asbestos liability for claims that may be filed beyond the next seven years, it is not possible to predict the ultimate outcome of the cost, nor potential recoveries, of resolving the pending and all unasserted asbestos claims. Additionally, we believe it is possible that the cost of asbestos claims filed beyond the next seven years, net of expected recoveries, could have a material adverse effect on our financial position, results of operations or cash flows.

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

        We have received notification from the United States Environmental Protection Agency and from state environmental agencies, that conditions at a number of sites where we and others disposed of hazardous substances require cleanup and other possible remedial action and may require that we reimburse the government or otherwise pay for the cost of cleanup of those sites and/or for natural resource damages. We have projects underway at a number of current and former manufacturing facilities to investigate and remediate environmental contamination resulting from past operations. These projects relate to a variety of activities, including:

  •
  solvent, oil, metal and other hazardous substance contamination cleanup; and

  •
  structure decontamination and demolition, including asbestos abatement.

        These projects involve both remediation expenses and capital improvements. In addition, we remain responsible for certain environmental issues at manufacturing locations previously sold by us.

        The ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon our experience, current information regarding known contingencies and applicable laws, we concluded that it is probable that we would incur remedial costs in the range of approximately $38 million to $86 million as of September 30, 2011. As of September 30, 2011, we concluded that the best estimate within this range is approximately $60 million, of which $18 million is included in accrued and other current liabilities and $42 million is included in other liabilities in the Consolidated Balance. Environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with such laws, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or materially adversely affect our financial condition, results of operations or cash flows. We may also be subject to material liabilities for additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities or for existing environmental conditions of which we are not presently aware.

Risks Related to Our Liquidity

         Disruptions in the financial markets could have adverse effects on us, our customers and our suppliers, as access to liquidity may be negatively impacted by disruptions in the credit markets, leading to increased funding costs or unavailability of credit.

        In the normal course of our business, we may access credit markets for general corporate purposes, which may include repayment of indebtedness, acquisitions, additions to working capital, repurchase of common shares, capital expenditures and investments in the Company's subsidiaries. Although we believe we have sufficient liquidity to meet our foreseeable needs, our access to and the cost of capital could be negatively impacted by disruptions in the credit markets. In 2009 and 2010, credit markets experienced significant dislocations and liquidity disruptions, and similar disruptions in the credit markets could make financing terms for borrowers unattractive or unavailable. These factors may make it more difficult or expensive for us to access credit markets if the need arises. In addition, these factors may make it more difficult for our suppliers to meet demand for their products or for prospective customers to commence new projects, as customers and suppliers may experience increased costs of debt financing or difficulties in obtaining debt financing. Disruptions in the financial markets have had adverse effects on other areas of the economy and have led to a slowdown in general economic activity that may continue to adversely affect our businesses. These disruptions may have other unknown adverse affects. Based on these conditions, our profitability and our ability to execute our business strategy may be adversely affected.

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

        We estimate that our available cash, our cash flow from operations and amounts available to us under our credit facilities will be adequate to fund our operations and service our debt for the foreseeable future. However, material adverse legal judgments, fines, penalties or settlements arising from litigation and similar contingencies could require additional funding. If such developments require us to obtain additional funding, we cannot provide assurance that we will be able to obtain the additional funding that we need on commercially reasonable terms or at all, which could have a material adverse effect on our financial condition, results of operations or cash flows.

        Such an outcome could have important consequences to you. For example, it could:

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other corporate purposes, including dividend payments;

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

Risks Relating to Tax Matters

         We share responsibility for certain of our, Covidien's and TE Connectivity's income tax liabilities for tax periods prior to and including June 29, 2007.

        Under the Tax Sharing Agreement entered in connections with the 2007 Separation, we share responsibility for certain of our, Covidien's and TE Connectivity's income tax liabilities that result in cash payments, based on a sharing formula for periods prior to and including June 29, 2007. More specifically, we, Covidien and TE Connectivity share 27%, 42% and 31%, respectively, of income tax liabilities that arise from adjustments made by tax authorities to our, Covidien's and TE Connectivity's U.S. and certain non-U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the 2007 Separation. Costs and expenses associated with the management of these shared tax liabilities will generally be shared equally among the parties. We are responsible for all of our own taxes that are not shared pursuant to the Tax Sharing Agreement's sharing formula. In addition, Covidien and TE Connectivity are responsible for their tax liabilities that are not subject to the Tax Sharing Agreement's sharing formula. In connection with the execution of the Tax Sharing Agreement, we established receivables from Covidien and TE Connectivity representing the amount we expected to receive for pre-Separation uncertain tax positions. We also established liabilities representing the fair market value of our share of their estimated obligations under the Tax Sharing Agreement. As of September 30, 2011, we had recorded $73 million in other assets and $16 million in prepaid expenses and other current assets representing the receivables from Covidien and TE Connectivity. We had also recorded $387 million in other liabilities and $49 million in accrued and other current liabilities representing our estimated obligations to Covidien and TE Connectivity under the Tax Sharing Agreement.

        If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party's fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, we could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of our agreed-upon share of our, Covidien's and TE Connectivity's tax liabilities.

         Examinations and audits by tax authorities, including the Internal Revenue Service, could result in additional tax payments for prior periods.

        The Company and its subsidiaries' income tax returns periodically are examined by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments, in particular, with respect to tax years preceding the 2007 Separation. We are reviewing and contesting certain of the proposed tax adjustments. Although we expect to resolve a substantial number of the proposed tax adjustments with the IRS, a few significant items are expected to remain open with respect to the audit of the 1997 through 2004 years. As of the date hereof, it is unlikely that we will be able to resolve these open items, which primarily involve the treatment of certain intercompany transactions during the period related to the audits, through the IRS appeals process. As a result, we may be required to litigate these matters. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional income taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these liabilities in light of changing facts and circumstances. We have assessed our obligations under the Tax Sharing Agreement and determined that the recorded liability is sufficient to cover the indemnifications made by us under such agreement. However, such amount could differ materially from amounts that are actually determined to be due, and any such difference could materially adversely affect our financial position, results of operations or cash flows.

         If the distribution of Covidien and TE Connectivity common shares to our shareholders or certain internal transactions undertaken in connection with the 2007 Separation are determined to be taxable for U.S. federal income tax purposes, we could incur significant U.S. federal income tax liabilities.

        We have received private letter rulings from the IRS regarding the U.S. federal income tax consequences of the distribution of Covidien and TE Connectivity common shares to our shareholders substantially to the effect that the distribution of such shares, except for cash received in lieu of fractional shares, will qualify as tax-free under Sections 355 and 368(a)(1)(D) of the Code. The private letter rulings also provided that certain internal transactions undertaken in anticipation of the 2007 Separation would qualify for favorable treatment under the Code. The private letter rulings relied on certain facts and assumptions, and certain representations and undertakings, from Tyco, Covidien and TE Connectivity regarding the past and future conduct of our respective businesses and other matters. Notwithstanding the private letter rulings and the opinions, the IRS could determine on audit that the distribution or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the distributions should be taxable for other reasons, including as a result of significant changes in stock or asset ownership after the distribution. If the distribution ultimately is determined to be taxable, we would recognize a gain in an amount equal to the excess of the fair market value of the Covidien and TE Connectivity common shares distributed to our shareholders on June 29, 2007 over our tax basis in such common shares, but such gain, if recognized, generally would not be subject to U.S. federal income tax. However, we would incur significant U.S. federal income tax liabilities if it ultimately is determined that certain internal transactions undertaken in connection with the 2007 Separation should be treated as taxable transactions.

Risks Relating to Our Jurisdiction of Incorporation in Switzerland

         Swiss laws differ from the laws in effect in the United States and may afford less protection to holders of Tyco's securities.

        Because of differences between Swiss law and U.S. state and federal laws and differences between the governing documents of Swiss companies and those incorporated in the U.S., it may not be possible to enforce in Switzerland, court judgments obtained in the United States against Tyco based on the civil liability provisions of the federal or state securities laws of the United States. As a result, in a lawsuit based on the civil liability provisions of the U.S. federal or state securities laws, U.S. investors may find it difficult to:

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

        In connection with our change of domicile from Bermuda to Switzerland, we significantly increased the par value of our shares. Currently the par value of our shares is CHF 6.70 (or approximately $7.44 based on the exchange rate in effect on November 7, 2011). Under Swiss law, we generally may not issue registered shares for an amount below par value. As of November 7, 2011 the closing price of our ordinary shares on the New York Stock Exchange ("NYSE") was $46.47. In the event there is a need to raise common equity capital at a time when the trading price of our registered shares is below our par value, we would need to obtain approval of our shareholders to decrease the par value of our registered shares. We cannot provide assurance that we would be able to obtain such shareholder approval in a timely manner. Obtaining shareholder approval would require filing a preliminary proxy statement with the SEC and convening a meeting of shareholders which would delay any capital raising plans. If we were to receive shareholder approval to reduce the par value of our registered shares, the reduction would decrease our ability to pay dividends as a repayment of share capital, which may subject shareholders to Swiss withholding tax.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our operations are conducted in facilities throughout the world aggregating approximately 28 million square feet of floor space, of which approximately 9 million square feet are owned and approximately 19 million square feet are leased. These facilities house manufacturing, distribution and warehousing operations, as well as sales and marketing, engineering and administrative offices.

        Tyco Security Solutions operates through a network of offices, service and manufacturing facilities and warehouse and distribution centers located in North America, Central America, South America, Europe, the Middle East, the Asia-Pacific region and South Africa. The group occupies approximately 8 million square feet, of which 2 million square feet are owned and 6 million square feet are leased.

        Tyco Fire Protection operates through a network of offices, manufacturing facilities and warehouse and distribution centers located in North America, Central America, South America, Europe and the Asia-Pacific region. The group occupies approximately 9 million square feet, of which 2 million square feet are owned and 7 million square feet are leased.

        Tyco Flow Control has manufacturing facilities, warehouses and distribution centers throughout North America, South America, Europe, the Middle East and the Asia-Pacific region. The group occupies approximately 11 million square feet, of which 5 million square feet are owned and 6 million square feet are leased.

        In the opinion of management, our properties and equipment are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. See Note 15 to our Consolidated Financial Statements for a description of our lease obligations.

Item 3.    Legal Proceedings

        During the fiscal quarter ended December 24, 2010, certain contingencies related to the previously disclosed settlement of the Stumpf v. Tyco International Ltd. class action lawsuit elapsed. This matter, which was subject to the liability sharing provisions of the Separation and Distribution Agreement with Covidien and TE Connectivity had previously received final court approval for its settlement. As a result of the lapsing of time periods for certain class members to state a claim against the Company, the Company adjusted its remaining reserve for this and other legacy securities matters and recognized a net gain of $7 million during the quarter ended December 24, 2010. Since June 2007, the Company has resolved substantially all of the legacy claims related to securities fraud and similar matters, with the exception of the claims related to former management and Mr. Frank Walsh Jr., a former director, described below.

        Tyco is a party to several lawsuits involving disputes with former management, among which are affirmative cases brought by Tyco against Mr. Dennis L. Kozlowski, Tyco's former chief executive officer, Mr. Mark Swartz, its former chief financial officer, and Mr. Frank Walsh Jr., a former director. In connection with these affirmative actions, Mr. Kozlowski, through counterclaims, and Mr. Swartz, through demand letters, are seeking an aggregate of approximately $138 million allegedly due in connection with their compensation and retention arrangements and under ERISA.

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

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 30, 2011, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $38 million to $86 million. As of September 30, 2011, Tyco concluded that the best estimate within this range is approximately $60 million, of which $18 million is included in accrued and other current liabilities and $42 million is included in other liabilities in the Company's Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payments of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos Matters

        The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. As of September 30, 2011, there were approximately 4,500 lawsuits pending against the Company, its subsidiaries or entities for which the Company has assumed responsibility. Each lawsuit typically includes several claims, and the Company has determined that there were approximately 5,600 claims outstanding as of

September 30, 2011, which reflects the Company's current estimate of the number of viable claims made against it, its affiliates or entities for which it has assumed responsibility in connection with acquisitions or divestitures. This amount includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants or are duplicative of other actions.

        For a detailed discussion of asbestos-related matters, see Note 15 of the Consolidated Financial Statements.

Income Tax Matters

        In connection with the 2007 spin-offs of Covidien and TE Connectivity from Tyco, Tyco entered into a Tax Sharing Agreement that governs the rights and obligations of each party with respect to certain pre-2007 Separation income tax liabilities. More specifically, Tyco, Covidien and TE Connectivity share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and TE Connectivity's U.S. and certain non-U.S. income tax returns. Costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties. Consistent with the sharing provisions of the Tax Sharing Agreement, Tyco had a net receivable from Covidien and TE Connectivity of $89 million and $114 million as of September 30, 2011 and September 24, 2010, respectively. In addition, as of September 30, 2011 and September 24, 2010, the Company had recorded $387 million and $398 million, respectively, in other liabilities, and $49 million and $156 million, respectively, in accrued and other current liabilities. During 2011, the Company made a net cash payment of $113 million to Covidien and TE Connectivity related to the resolution of certain audit and pre-Separation tax matters.

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

        For a detailed discussion of contingencies related to Tyco's income taxes, see Note 7 to the Consolidated Financial Statements.

Compliance Matters

        As previously reported in the Company's periodic filings, the Company has received and responded to various allegations and other information that certain improper payments were made by the Company's subsidiaries and agents in recent years. For example, two subsidiaries in the Company's Flow Control business in Italy have been charged, along with numerous other parties, in connection with the Milan public prosecutor's investigation into allegedly improper payments made to certain Italian entities. During the fourth quarter of 2011, the Company's subsidiaries were acquitted of these charges. The Company reported to the DOJ and the SEC the investigative steps and remedial measures that it has taken in response to these and other allegations and its internal investigations. In 2005, the Company informed the DOJ and the SEC that it retained outside counsel to perform a Company-wide baseline review of its policies, controls and practices with respect to compliance with the FCPA, and that it would continue to investigate and make periodic progress reports to these agencies. The Company has and will continue to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by the Company in the course of its ongoing compliance activities. The baseline review, which has been completed, has revealed that some business practices may not comply with Tyco and FCPA requirements, and in February 2010, the Company initiated discussions with the DOJ and SEC aimed at resolving these matters, which remain ongoing. Although the Company has recorded its best estimate of potential loss related to this matter, it is possible that this estimate may differ from the ultimate loss determined in connection with the resolution of this matter, as the Company may be required to pay material fines, consent to injunctions on future conduct, consent to the imposition of a compliance monitor, or suffer other criminal or civil penalties or adverse impacts, including being subject to lawsuits brought by private litigants, each of which may have a material adverse effect on the Company's financial position, results of operations or cash flows.

        Covidien and TE Connectivity agreed, in connection with the 2007 Separation, to cooperate with the Company in its responses regarding these matters. Any judgment required to be paid or settlement or other cost incurred by the Company in connection with the FCPA investigation matters would be subject to the liability sharing provisions of the Separation and Distribution Agreement, which assigned liabilities primarily related to the former Healthcare and Electronics businesses of the Company to Covidien and TE Connectivity, respectively, and provides that the Company will retain liabilities primarily related to its continuing operations. Any liabilities not primarily related to a particular segment will be shared equally among the Company, Covidien and TE Connectivity.

        As previously disclosed, in early 2007 certain former subsidiaries in the Company's Flow Control business were charged, prior to their divestiture, by the German Federal Cartel Office ("FCO") with engaging in anti-competitive practices, in particular with regard to its hydrant, valve, street box and fittings business. The Company investigated this matter and determined that the conduct may have violated German competition law. The Company is cooperating with the FCO in its ongoing investigation of this violation. The Company has recorded its best estimate of potential loss related to this matter. However, it is possible that this estimate may differ from the ultimate loss determined in connection with the resolution of this matter, as the Company may be required to pay material fines, suffer penalties or incur settlements in amounts that may have a material adverse effect on its financial position, results of operations or cash flows.

        During the fourth quarter of 2011, the Company has concluded that its best estimate of probable loss for these compliance matters is $34 million in the aggregate, which the Company recorded as a liability in accrued and other current liabilities in the Consolidated Balance Sheet for the year ended September 30, 2011. Due to the sharing provisions in the Separation and Distribution Agreement, the Company has also recorded receivables from Covidien and TE Connectivity related to these compliance matters in other current assets in the Company's Consolidated Balance Sheet as of September 30, 2011.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million. The quarterly withdrawal liability payments are $1.1 million, $18.7 million of which has been cumulatively paid through September 30, 2011. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

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

ADT Dealer Litigation

        As previously reported, in 2002, the SEC's Division of Enforcement conducted an investigation related to past accounting practices for dealer connect fees that ADT had charged to its authorized dealers upon purchasing customer accounts. The investigation related to accounting practices employed by the Company's former management, which were discontinued in 2003. Although the Company settled with the SEC in 2006, a number of former dealers and related parties have filed lawsuits against the Company in the United States and in other countries, including a class action lawsuit filed in the District Court of Arapahoe County, Colorado, alleging breach of contract and other claims related to ADT's decision to terminate certain authorized dealers in 2002 and 2003. In February 2010, the Court granted a directed verdict in ADT's favor dismissing a number of the plaintiffs' key claims. Upon appeal, the Colorado Court of Appeals affirmed the verdict in ADT's favor in October 2011. While it is not possible at this time to predict the final outcome of the Colorado lawsuit or other lawsuits stemming from dealer terminations, the Company does not believe these claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

Item 4.    Reserved

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The number of registered holders of Tyco's common shares as of November 7, 2011 was 25,945.

        Tyco common shares are listed and traded on the NYSE under the symbol "TYC." The following table sets forth the high and low closing sales prices of Tyco common shares as reported by the NYSE, and the dividends declared on Tyco common shares, for the quarterly periods presented below.

	Year Ended September 30, 2011			Year Ended September 24, 2010
	Market Price Range			Market Price Range
			Dividends Declared Per Common Share(1)			Dividends Declared Per Common Share(1)
Quarter	High	Low		High	Low
First	$42.31	$36.40	$0.24	$37.08	$33.32	$0.22
Second	47.33	41.44	0.25	38.19	33.95	0.19
Third	52.33	44.45	0.25	40.54	35.00	0.21
Fourth	50.09	37.81	0.25	39.79	34.43	0.24

			$0.99			$0.86

(1)
All dividends declared through the first quarter of fiscal 2011 were denominated in Swiss francs. Beginning in the second quarter of fiscal 2011 all dividends declared were denominated in U.S. dollars. Amounts for 2010 and the first quarter of fiscal 2011 in the table above represent the U.S. dollar equivalent of Swiss francs converted at the U.S. dollar/Swiss franc exchange rate shortly before the payment dates. Dividends proposed by Tyco's Board of Directors are subject to shareholder approval. Shareholders approved annual dividends of CHF 0.90 and $1.00 at annual meetings held on March 10, 2010, and March 9, 2011, respectively. At the time of approval, in March 2010, the equivalent U.S. dollar amount of the CHF 0.90 dividend was $0.84.

Dividend Policy

        Prior to May 2011, the Company paid dividends in the form of a return of share capital from the Company's registered share capital. These payments were made free of Swiss withholding taxes. The Company now makes dividend payments from its contributed surplus equity position in its Swiss statutory accounts. These payments are also made free of Swiss withholding taxes. Unlike payments made in the form of a reduction to registered share capital, which are required to be denominated in Swiss francs and converted to U.S. dollars at the time of payment, payments from the contributed surplus account may effectively be denominated in U.S. dollars. Under Swiss law, the authority to declare dividends is vested in the Company's shareholders.

        We expect to obtain shareholder approval of the annual dividend amount out of contributed surplus each year at our annual general meeting, and we expect to distribute the approved dividend amount in four quarterly installments, on dates determined by our Board of Directors. The timing, declaration and payment of future dividends to holders of our common shares will depend upon many factors, including our financial condition and results of operations, the capital requirements of our businesses, industry practice and any other relevant factors. Future dividends will be proposed by our Board of Directors and will require shareholder approval.

Performance Graph

        Set forth below is a graph comparing the cumulative total shareholder return on Tyco's common shares against the cumulative return on the S&P 500 Index and the S&P 500 Industrials Index, assuming investment of $100 on September 29, 2006, including the reinvestment of dividends. The graph shows the cumulative total return as of the fiscal years ended September 28, 2007, September 26, 2008, September 25, 2009, September 24, 2010 and September 30, 2011.

Comparison of Cumulative Five Year Total Return

Total Return To Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage Years Ended
Company/Index	9/07	9/08	9/09	9/10	9/11
Tyco International Ltd.	2.96	(17.08)	(3.58)	16.16	8.06
S&P 500 Index	16.44	(18.85)	(11.56)	12.23	0.49
S&P 500 Industrials	20.96	(15.16)	(8.00)	14.01	4.02

	9/06	9/07	9/08	9/09	9/10	9/11
Tyco International Ltd.	$100	$102.96	$85.38	$82.32	$95.62	$103.33
S&P 500 Index	100	116.44	94.49	83.56	93.78	94.23
S&P 500 Industrials	100	120.96	102.63	94.41	107.64	111.96

Equity Compensation Plan Information

        The following table provides information as of September 30, 2011 with respect to Tyco's common shares issuable under its equity compensation plans:

	Equity Compensation Plan
Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders:
2004 Stock and Incentive Plan(1)	26,334,840	$41.48	18,541,069
LTIP I Plan(2)	1,131,947	41.55	—
ESPP(3)	—	—	2,919,845

	27,466,787		21,460,914

Equity compensation plans not approved by shareholders:
LTIP II Plan(4)	990,103	32.98	—
SAYE(5)	84,986	34.41	—
Broadview Security Plans(6)	92,380	33.54	—

	1,167,469		—

Total	28,634,256		21,460,914

(1)
The Tyco International Ltd. 2004 Stock and Incentive Plan ("2004 Plan") provides for the award of stock options, restricted stock units, performance share units and other equity and equity-based awards to Board members, officers and non-officer employees. Amounts shown in column (a) include, in addition to 20,566,093 shares that may be issued upon the exercise of stock options, 229,837 deferred stock units ("DSU") and dividend equivalents earned on such DSUs, 3,303,312 shares that may be issued upon the vesting of restricted stock units, and 2,235,598 shares that may be issued upon the vesting of performance share units ("PSU"), assuming a target payout for PSUs. There are currently no restricted share awards outstanding under the 2004 Plan. Amount in column (c) includes the aggregate shares available under the Tyco International Ltd. Long Term Incentive Plan ("LTIP I"), LTIP II and the 2004 Plan, as the shares formerly available under the LTIP I and LTIP II have been rolled into the 2004 Plan.

(2)
The LTIP I allowed for the grant of stock options and other equity or equity-based grants to Board members, officers and non-officer employees. Amount in column (a) includes 263,588 shares to be issued upon the exercise of stock options and 868,359 DSU grants and dividend equivalents earned on such DSUs. No additional grants may be made under the LTIP I, the LTIP II, or any acquired plans.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
6/25/11 - 7/29/11	48,660	$49.55	—	—
7/30/11 - 9/2/11	—	—	—	—
9/3/11 - 9/30/11	674	$40.58	—	$700,145,000

        The transactions described in the table above represent shares acquired by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares during the quarter ended September 30, 2011. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. During the quarter ended September 30, 2011, there were no common shares repurchased under the $1.0 billion share repurchase program approved by the Board of Directors in April 2011 ("2011 Share Repurchase Program"). Approximately $700 million remained outstanding under the 2011 Share Repurchase Program as of September 30, 2011.

Item 6.    Selected Financial Data

        The following table sets forth selected consolidated financial data of Tyco. This data is derived from Tyco's Consolidated Financial Statements for the years ended September 30, 2011, September 24, 2010, September 25, 2009, September 26, 2008 and September 28, 2007, respectively. Tyco has a 52 or 53-week fiscal year that ends on the last Friday in September. Fiscal years 2010, 2009, 2008 and 2007 were all 52-week years, while fiscal 2011 was a 53-week year.

        During the third quarter of fiscal 2010, we entered into an agreement to sell our European water business. The business met the held for sale and discontinued operations criteria and therefore has been included in discontinued operations in all periods presented below. In the third quarter of fiscal 2007, we completed the spin-offs of Covidien and TE Connectivity, formerly our Healthcare and Electronics businesses, respectively. These businesses are classified as discontinued operations in fiscal 2007. This selected financial data should be read in conjunction with Tyco's Consolidated Financial Statements and related Notes included elsewhere in this Annual Report as well as the section of this Annual Report titled Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	2011	2010	2009(1)	2008	2007(2)(3)
Consolidated Statements of Operations Data:
Net revenue	$17,355	$17,016	$16,882	$19,733	$18,055
Income (loss) from continuing operations attributable to Tyco common shareholders	1,565	1,125	(1,845)	1,062	(2,556)
Net income (loss) attributable to Tyco common shareholders	1,733	1,132	(1,798)	1,553	(1,742)
Basic earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	3.31	2.32	(3.90)	2.19	(5.16)
Net income (loss)	3.66	2.33	(3.80)	3.21	(3.52)
Diluted earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	3.27	2.31	(3.90)	2.18	(5.16)
Net income (loss)	3.62	2.32	(3.80)	3.19	(3.52)
Cash dividends per share	0.99	0.86	0.84	0.65	1.60
Consolidated Balance Sheet Data (End of Year):
Total assets	$26,777	$27,128	$25,553	$28,804	$32,815
Long-term debt	4,146	3,652	4,029	3,709	4,080
Total Tyco shareholders' equity	14,182	14,084	12,941	15,494	15,624

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

(3)
Net income (loss) attributable to Tyco common shareholders for 2007 includes income from discontinued operations of $814 million primarily related to Covidien and TE Connectivity.

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

        As a result of this realignment, as well as the sale of a majority interest in our Electrical and Metal Products business further described below, we began operating in the following business segments:

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

Overview

        Net revenue for the year ended September 30, 2011 increased by $339 million, or 2.0%, to $17.4 billion as compared to the year ended September 24, 2010. Net revenue increased in fiscal 2011 despite the sale of our majority interest in the Electrical and Metal Products business, which contributed $1.4 billion of revenue during the year ended September 24, 2010 and $347 million during the year ended September 30, 2011. Net revenue increased across all of our segments mainly attributable to strength in our Tyco Security Solutions and Tyco Fire Protection segments and to a lesser extent our Tyco Flow Control segment. Favorable changes in foreign currency exchange rates also impacted net revenue by $503 million, or 3.0%. In addition, because the Company's fiscal year ends on the last Friday in September, fiscal 2011 consisted of 53 weeks, as compared to 52 weeks in fiscal 2010 and 2009. As a result, fiscal year 2011 includes an estimated $143 million, or 0.8%, of revenue from the additional week.

        Service revenue, which is primarily recurring in nature, represented approximately 45% of our overall revenue for the year ended September 30, 2011 as compared to 41% and 40% for 2010 and 2009, respectively. Service revenue as a percentage of net revenue increased due to the divestiture of our Electrical and Metal Products business, which did not have a significant service component as well as due to strength in our Tyco Security Solutions and Tyco Fire Protection businesses. Service revenues are principally derived from our Tyco Security Solutions and Tyco Fire Protection businesses, and represent a consistent source of revenue from monitoring and maintenance services under contractual agreements. Recurring revenue in our Tyco Security Solutions business grew to approximately 57% of Tyco Security Solutions' total revenue for the year ended September 30, 2011 which is primarily due to the integration of Broadview Security, compared to approximately 56% for the year ended September 24, 2010, and 52% for the year ended September 25, 2009. In the Tyco Fire Protection business, service revenue remained steady as a percentage of Tyco Fire Protection's total revenue at 38% in 2011 and 2010, as compared to 36% in 2009. For the year ended September 30, 2011, non-service revenue in Tyco Security Solutions and Tyco Fire Protection improved slightly compared to the prior annual periods, due to strength in systems installation and related products and product sales in Tyco Security Solutions and product sales in Tyco Fire Protection. These improvements were partially offset by continued weakness in our Tyco Flow Control segment's Water and Environmental Systems business.

        Operating income for the year ended September 30, 2011 increased $521 million, or 33%, to $2.1 billion, as compared to operating income of $1.6 billion for the year ended September 24, 2010. Operating income for the year ended September 30, 2011 includes a net gain on divestitures of $230 million primarily related to the sale of a majority interest in our Electrical and Metal products business compared to a net gain on divestitures of $40 million for the year ended September 24, 2010. Operating income was also favorably impacted by changes in foreign currency exchange rates of $60 million, or 3.8%. The increase in operating income in 2011 also reflects strong growth in our Tyco Security Solutions business. Operating income was favorably impacted for the year ended September 30, 2011 due to lower restructuring and asset impairment charges of $87 million as compared to $145 million for the year ended September 24, 2010. Operating income for the year ended September 30, 2011 included acquisition and integration costs of $39 million as compared to $35 million for the year ended September 24, 2010.

        Our cash balance was $1.4 billion and $1.8 billion as of September 30, 2011 and September 24, 2010, respectively. We generated approximately $2.4 billion of cash from operating activities and utilized $1.3 billion of cash in investing activities and $1.5 billion of cash in financing activities during the year ended September 30, 2011. During the year ended September 30, 2011, approximately $1.0 billion of cash was generated from divestitures, primarily related to $713 million for the sale of the majority interest in our Electrical and Metal Products business and $264 million for the sale of our European water business, which was presented in net cash provided by (used in) discontinued investing activities in our Consolidated Statement of Cash Flows. During the year ended September 30, 2011, uses of cash primarily included $1.3 billion to repurchase our common shares, $788 million of capital expenditures, $656 million for acquisitions, net of cash acquired, $614 million to purchase customer contracts in our Tyco Security Solutions segment and $458 million to pay cash dividends.

Recent Transactions

        On September 19, 2011, the Company announced that its Board of Directors approved a plan to separate the Company into three separate, publicly traded companies consisting of the Company's North American residential security business, its flow control business, and its commercial fire and security business. The 2012 Separation is expected to be completed by the end of the third calendar quarter of 2012 through a tax-free pro rata distribution of all of the equity interest in the flow control and North American residential security business.

        Completion of the proposed separation is subject to certain conditions, including final approval by the Tyco Board of Directors and shareholders, receipt of tax opinions and rulings and the filing and effectiveness of registration statements with the SEC. The separation will also be subject to the completion of any necessary financing.

        During fiscal 2011, we made a number of strategic investments within our three core businesses. On April 29, 2011, our Tyco Security Solutions segment completed the acquisition of Signature Security Group for $184 million, net of cash acquired of $2 million. Signature Security Group is an electronic security company operating in Australia and New Zealand primarily in small business and residential markets. On June 29, 2011, the Company's Flow Control segment finalized the acquisition of a 75% equity interest in privately-held KEF Holdings Ltd. ("KEF"), a vertically integrated valve manufacturer in the Middle East, for approximately $295 million, net of cash acquired of $1 million. Additionally, in connection with the acquisition we acquired $64 million of debt which was substantially paid as of September 30, 2011. On September 1, 2011, our Fire Protection segment completed the acquisition of Chemguard Inc. ("Chemguard") for approximately $130 million, net of cash acquired of $1 million. Chemguard is a provider of firefighting foam concentrates and equipment, foam systems, services and specialty chemicals. On September 15, 2011, the Company reached an agreement to acquire Visonic Ltd. ("Visonic"), a global developer and manufacturer of electronic security systems and components, for approximately $100 million in cash. The transaction is expected to close during the first quarter of fiscal 2012. Following the close of the transaction, the Company intends to combine Visonic with the Company's Tyco Security Solutions segment. See Note 5 to the Consolidated Financial Statements

        On November 9, 2010, we announced that we entered into an investment agreement (the "Agreement") to sell a majority interest in our Electrical and Metal Products business to an affiliate of the private equity firm Clayton, Dubilier & Rice, LLC (the "Investor"). We formed a newly incorporated holding company, Atkore International Group Inc. ("Atkore"), to hold our Electrical and Metal Products business. On December 22, 2010, the transaction closed and the Investor acquired shares of a newly-created class of cumulative convertible preferred stock of Atkore (the "Preferred Stock"). The Preferred Stock initially represented 51% of the outstanding capital stock (on an as-converted basis) of Atkore. In connection with the closing, we received cash proceeds of approximately $713 million and recorded a gain of $259 million during the first quarter of 2011. During the year ended September 30, 2011, we recorded working capital adjustments of $11 million that reduced the gain on disposal. The gain on disposal is recorded within restructuring, asset impairments and divestiture (gains) charges, net in our Consolidated Statement of Operations.

        On September 30, 2010, we sold our water business in Europe, which was part of our Tyco Flow Control segment. The business met the discontinued operations criteria and has been included in discontinued operations for all periods presented. The sale was completed for approximately $264 million in cash proceeds, net of $7 million of cash divested on sale, and a pre-tax gain of $172 million, which was largely exempt from tax. The gain was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations.

        References to the segment data are to the Company's continuing operations. As discussed above, the Company realigned certain business operations during the first quarter of fiscal 2011 and accordingly has recast prior period segment amounts. See Note 21 to the Consolidated Financial Statements.

Operating Results

	September 30, 2011(1)	September 24, 2010(1)	September 25, 2009(1)
Revenue from product sales	$9,601	$9,990	$10,134
Service revenue	7,754	7,026	6,748

Net revenue	$17,355	$17,016	$16,882

Operating income (loss)	$2,119	$1,598	$(1,506)
Interest income	34	31	44
Interest expense	(244)	(284)	(301)
Other expense, net	(16)	(75)	(7)

Income (loss) from continuing operations before income taxes	1,893	1,270	(1,770)
Income tax expense	(326)	(138)	(71)

Income (loss) from continuing operations	1,567	1,132	(1,841)
Income from discontinued operations, net of income taxes	168	7	47

Net income (loss)	$1,735	$1,139	$(1,794)
Less: noncontrolling interest in subsidiaries net (loss) income	2	7	4

Net income (loss) attributable to Tyco common shareholders	$1,733	$1,132	$(1,798)

(1)
On December 22, 2010, we sold a majority interest in our Electrical and Metal Products business. Through closing on December 22, 2010, net revenue and operating income for this business were $347 million and $7 million, respectively, for the year ended September 30, 2011. Net revenue was $1.4 billion for both the year ended September 24, 2010 and September 25, 2009. Operating income was $100 million for the year ended September 24, 2010 and operating loss was $938 million for the year ended September 25, 2009. There is no annual discussion relating to the Electrical and Metal Products business. This information has been provided in order to reconcile to the above net revenue and operating income for the years ended September 30, 2011, September 24, 2010, and September 25, 2009.

Segment Results

        The segment discussions that follow describe the significant factors contributing to the changes in results for each of our segments included in continuing operations.

  Tyco Security Solutions

Net Revenue

        Net revenue for Tyco Security Solutions for the years ended September 30, 2011, September 24, 2010 and September 25, 2009 were as follows ($ in millions):

	2011	2010	2009
Service revenue
Recurring	$4,907	$4,295	$3,861
Non-recurring	729	709	951

Total service revenue	5,636	5,004	4,812	(1)
Revenue from product sales (non-recurring)
System installation and related products	2,584	2,377	2,255
Security products	406	353	308

Total revenue from product sales	2,990	2,730	2,563	(1)

Net revenue	$8,626	$7,734	$7,375

(1)
As discussed in Note 1 to the Consolidated Financial Statements, revenue related to the sale of electronic tags and labels utilized in retailer anti-theft systems is classified as revenue from product sales. In reporting periods prior to the first quarter of fiscal 2010, revenue related to the sale of electronic tags and labels utilized in retailer anti-theft systems was misclassified as service revenue. Such item had no effect on net revenue, operating income (loss), net income (loss) and cash flows. No changes have been made to previously filed financial statements or in the comparative amounts presented herein, as the effect in prior periods is not material. Revenue related to the sale of such electronic tags and labels reflected as service revenue was $286 million in 2009 and related cost of services was $176 million in 2009.

        Net revenue for Tyco Security Solutions of $8.6 billion increased by $892 million, or 11.5%, during the year ended September 30, 2011 as compared to the year ended September 24, 2010. Net revenue was favorably impacted by the estimated net impact of acquisitions and divestitures of $235 million, or 3.0%, substantially all of which was related to the acquisition of Broadview Security in May 2010, and to a lesser extent, Signature Security Group in April 2011, offset by divested revenue from our French Security business which was sold in March 2010. Changes in foreign currency exchange rates also favorably impacted net revenue by $192 million, or 2.5%. In addition, an estimated $38 million, or 0.5%, of revenue is attributable to the additional week in fiscal 2011, all of which is non-recurring. The remaining increase in net revenue was primarily due to incremental account growth, net of attrition, in the recurring revenue businesses in North America and Rest of World ("ROW"), and strength in our non-recurring businesses related to construction project activity and security system upgrades in North America and retail store expansion activity in ROW.

        Net revenue for Tyco Security Solutions of $7.7 billion increased by $359 million, or 4.9%, during the year ended September 24, 2010 as compared to September 25, 2009. Net revenue was favorably impacted by changes in foreign currency exchange rates of $239 million, or 3.2%. Net revenue was also favorably impacted by the net impact of acquisitions and divestitures of $72 million, or 1.0%, which was primarily the result of $193 million in net revenue estimated to be contributed by the Broadview Security acquisition partially offset by $109 million of divested revenue relating to our French security business.

Recurring Net Revenue

        Recurring revenue is generated from contractual monitoring and maintenance agreements that are long-term in nature, and is primarily driven by the addition or loss of customer accounts and increases or decreases in average revenue per customer.

	For the Years Ended
	September 30, 2011	September 24, 2010	September 25, 2009
Number of customer accounts(1)	9.0 million	8.9 million	7.4 million
Trailing 52 week attrition(1)(2)	12.6%	12.8%	13.3%
Average monthly revenue per customer(1)	$45.35	$44.62	$45.81

(1)
The number of customer accounts, attrition rates and average revenue per customer for all periods exclude the impact of divestitures.

(2)
Trailing 52 week attrition rates exclude the impact of changes in foreign currency exchange rates.

        Recurring revenue increased by $612 million, or 14.2%, to approximately $4.9 billion during the year ended September 30, 2011 as compared to the year ended September 24, 2010. Recurring net revenue was favorably impacted by the estimated impact of acquisitions and divestitures of $322 million, or 7.5%, relating to our acquisition of Broadview Security in May 2010, and to a lesser extent the acquisition of Signature Security Group in April 2011. Changes in foreign currency exchange rates also favorably impacted recurring revenue by $84 million, or 2.0%. Customer accounts grew during the year ended September 30, 2011 by approximately 0.1 million, or 1.1%, to a total of 9.0 million accounts. The increase in average monthly revenue per customer of $0.73 from the year ended September 24, 2010 to the year ended September 30, 2011 was partially due to favorable foreign exchange rates along with incremental account growth, net of attrition, in the North America and ROW regions.

        Recurring revenue increased by $434 million, or 11.2%, to approximately $4.3 billion, during the year ended September 24, 2010 as compared to the year ended September 25, 2009, as a result of growth in customer accounts of approximately 1.5 million, or 20.3%, to a total of approximately 8.9 million accounts as of September 24, 2010. Approximately 1.4 million customer accounts were acquired on May 14, 2010 in connection with the Broadview Security acquisition. The net impact of acquisitions and divestitures and changes in foreign currency exchange rates favorably impacted recurring revenue by $149 million, or 3.9%, and $116 million, or 3.0%, respectively, in 2010.

Non-Recurring Net Revenue

        Non-recurring revenue is generated from product sales (including sales and installation of electronic security and products related to retailer anti-theft systems, as well as other life safety systems) and from services such as the provisioning of armored guards and one-time repair, security system upgrades or inspection jobs. Non-recurring net revenue increased by $280 million, or 8.1%, to $3.7 billion for the year ended September 30, 2011 as compared to the year ended September 24, 2010. Changes in foreign currency exchange rates favorably impacted non-recurring net revenue by $108 million, or 3.1%. In addition, an estimated $38 million, or 1.1%, of non-recurring revenue is attributable to the additional week in fiscal 2011. These increases were partially offset by an unfavorable net impact of acquisitions and divestitures of $89 million or 2.6%, primarily relating to the sale of our French Security business in March 2010. The remaining increase was primarily due to strength in commercial end markets with new retail store expansion activity in ROW and increased demand within North America for construction projects and security systems upgrades.

        Non-recurring revenue declined by $75 million, or 2.1%, to approximately $3.4 billion during the year ended September 24, 2010, as compared to the year ended September 25, 2009, due to lower sales volume primarily as the result of weakness in the commercial end market, which declined at a slower rate than the same period in the prior year. Changes in foreign currency exchange rates favorably impacted systems installation, product sales and other service revenue by $122 million, or 3.5%, while the net impact of acquisitions and divestitures resulted in an unfavorable impact of $76 million, or 2.2%.

Revenue by Geography

        North American revenue consists of residential and small business, primarily a recurring revenue business, and commercial, primarily a non-recurring revenue business. Europe, Middle East and Africa ("EMEA") and ROW revenue are primarily commercial. Net revenue by geography for Tyco Security Solutions was as follows ($in millions):

	2011	2010	2009
North America	$5,102	$4,436	$4,185
Europe, Middle East and Africa	1,726	1,738	1,875
Rest of World	1,392	1,207	1,007
Tyco Security Products(1)	406	353	308

Net revenue	$8,626	$7,734	$7,375

(1)
Tyco Security Products is managed as a global business.

North America

        Net revenue in North America increased by $666 million, or 15.0%, for the year ended September 30, 2011 as compared to the year ended September 24, 2010, primarily as a result of the acquisition of Broadview Security. Changes in foreign currency exchange rates favorably impacted North American revenue by $25 million, or 0.6%. Residential and small business net revenue increased by 19.9% compared to the year ended September 24, 2010, primarily due to the acquisition of Broadview Security. Commercial net revenue increased by 8.2%, as compared to the year ended September 24, 2010, primarily as a result of an increase in construction projects and security system upgrades in the commercial end markets which was partially offset by softness in the retail market.

        Net revenue in North America increased by $251 million, or 6.0%, for the year ended September 24, 2010 as compared to the year ended September 25, 2009, primarily as the result of the net impact of acquisitions and divestitures, which favorably impacted net revenue by an estimated $193 million, or 4.6%, as the result of the acquisition of Broadview Security. Changes in foreign currency exchange rates also favorably impacted net revenue by $48 million, or 1.1%. Residential and small business net revenue increased by 15.3% compared to the year ended September 25, 2010, primarily due to the acquisition of Broadview Security. Commercial net revenue decreased by 4.8% due to the decline in systems installation and product sales as the result of weakness in the commercial market, although the rate of decline was slower than the same period in the prior year.

Europe, Middle East, and Africa

        Net revenue in EMEA decreased by $12 million, or 0.7%, for the year ended September 30, 2011 as compared to the year ended September 24, 2010, primarily due to the unfavorable net impact of acquisitions and divestitures of $138 million, or 7.9%, resulting from the sale of certain businesses, including the French security business in March 2010, and several smaller businesses in Europe over the course of fiscal 2010. The decrease was partially offset by favorable changes in foreign currency exchange rates of $70 million, or 4.0%. Stronger systems installation across Continental Europe also favorably increased net revenue.

        Net revenue in EMEA decreased by $137 million, or 7.3%, for the year ended September 24, 2010 as compared to the year ended September 25, 2009, as favorable changes in foreign currency exchange rates of $60 million, or 3.2%, were more than offset by a decline in systems installation and other service revenue as a result of weakness in the commercial end market, although the rate of decline was slower than the same period in the prior year. Additionally, EMEA net revenue was unfavorably impacted by $120 million, or 6.4%, due to the impact of divestitures.

Rest of World

        Net revenue in ROW increased by $185 million, or 15.3%, for the year ended September 30, 2011 as compared to the year ended September 24, 2010. Changes in foreign currency exchange rates favorably impacted net revenue by $83 million, or 6.9%. The remaining increase in net revenue in ROW was primarily attributable to retail store expansion, increases in the customer account bases and increased systems installation activity in the Asia Pacific and Latin America regions.

        Net revenue in ROW increased by $200 million, or 19.9%, for the year ended September 24, 2010 as compared to the year ended September 25, 2009, primarily due to recurring revenue growth in both Latin American and Asia Pacific regions resulting from customer account growth. The Asia-Pacific region experienced an increase in system installation, products sales and other service revenue which was partially offset by a decrease in the Latin American region due to a slowdown in commercial and retailer end markets. Net revenue in the Rest of World geographies was also favorably impacted by changes in foreign currency exchange rates of $111 million, or 11.0%.

Tyco Security Products

        Net revenue in Tyco Security Products increased by $53 million, or 15.0%, for the year ended September 30, 2011 as compared to the year ended September 24, 2010. Changes in foreign currency exchange rates favorably impacted net revenue by $14 million, or 4.0%. The remaining increase in net revenue was primarily due to growth across multiple product lines globally.

        Net revenue in Tyco Security Products increased by $45 million, or 14.6%, for the year ended September 24, 2010 as compared to the year ended September 25, 2009. Changes in foreign currency exchange rates favorably impacted net revenue by $20 million, or 6.5%. Additionally, net revenue increased due to higher volume primarily related to the introduction of several new products.

Operating Income and Operating Margin

        Operating income and operating margin for Tyco Security Solutions were as follows ($ in millions):

	2011	2010	2009
Operating income	$1,361	$1,090	$(514)
Operating margin	15.8%	14.1%	—	%(1)

(1)
Certain operating margins and percentages have not been presented as management believes such calculations are not meaningful.

        Operating income of $1.4 billion increased by $271 million, or 24.9%, in the year ended September 30, 2011 as compared to the year ended September 24, 2010. Operating income and operating margin for the year ended September 30, 2011 continued to be favorably impacted by higher sales volume, efficiencies gained through restructuring actions taken in prior years and other cost containment activities. Changes in foreign currency exchange rates favorably impacted operating income by $23 million, or 2.1%. Included in operating income for the year ended September 30, 2011 was $25 million of restructuring charges, net as compared to $62 million of restructuring charges, net for the year ended September 24, 2010. In addition, included in operating income for the year ended September 30, 2011 is $33 million of acquisition and integration costs primarily related to the acquisition of Broadview Security and Signature Security Group, as compared to $32 million of acquisition and integration costs during the year ended September 24, 2010. Included in the operating income for the prior year comparable period is a $45 million gain on divestitures, net primarily related to the sale of our French security business and a curtailment gain of $12 million, which was recognized upon the freezing of certain defined benefit plans in the United Kingdom, as compared to the absence of similar charges for the year ended September 30, 2011.

        Operating income of $1.1 billion increased by $1.6 billion in the year ended September 24, 2010 as compared to the year ended September 25, 2009. Operating income for the year ended September 25, 2009 was negatively affected by goodwill impairment charges of $1.3 billion recorded at our ADT EMEA, Access Controls and Video Systems ("ACVS") and Sensormatic Retail Solutions reporting units and intangible asset impairment charges of $64 million. Operating income for the year ended September 24, 2010 was positively impacted by the shift to higher margin recurring revenue. Additionally, 2010 operating income was favorably impacted by the net impact of savings realized through previous restructuring and cost containment actions, and a curtailment gain of $12 million recognized when certain defined benefit pension plans were frozen in the United Kingdom. These increases were partially offset by an increase in the amortization of intangible assets primarily relating to the Broadview Security acquisition. During the year ended September 24, 2010, $62 million of net restructuring charges were incurred, of which $14 million related to restructuring actions associated with the acquisition of Broadview Security, as compared to $118 million of restructuring charges, net during the year ended September 25, 2009. Additionally, management estimated that $2 million of additional charges resulting from restructuring actions was incurred during the year ended September 25, 2009. Fiscal 2010 also included a $45 million gain on divestitures, net primarily related to the sale of our French security business, and $32 million of acquisition and integration costs related to the acquisition of Broadview Security, as compared to a $6 million loss on divestitures and nil of acquisition costs during fiscal 2009. Changes in foreign currency exchange rates favorably impacted operating income by $33 million, or 6.4%.

  Tyco Fire Protection

    Net Revenue

        Net revenue for Tyco Fire Protection for the years ended September 30, 2011, September 24, 2010 and September 25, 2009 were as follows ($ in millions):

	2011	2010		2009
Revenue from product sales
Systems installation and related products	$1,617	$1,621	(1)	$1,744	(1)
Products	1,320	1,156		1,206

Total revenue from products sales	$2,937	$2,777		$2,950
Service revenue	1,806	1,733	(1)	1,670	(1)

Net revenue	$4,743	$4,510		$4,620

(1)
Revenue related to the sale of certain products is classified as revenue from product sales. In reporting periods prior to the first quarter of fiscal 2011, revenue related to certain systems installation products was misclassified as service revenue. The service revenue and systems installation revenue during the years ended September 24, 2010 and September 25, 2009 have not been changed for this misclassification, as the effect is not material. The impact of the misclassification for the years ended September 24, 2010 and September 25, 2009 would have been to decrease service revenue by $37 million and $36 million, respectively, with a corresponding increase to systems installation within revenue from product sales. If the revenue from the sale of these products during the years ended September 24, 2010 and September 25, 2009 were classified as product sales, service revenue would have increased $110 million, or 6.5% for the year ended September 30, 2011, and $62 million, or 3.8% for the year ended September 24, 2010. In addition, product sales would have increased by $123 million, or 4.4% for the year ended September 30, 2011, and decreased $172 million, or 5.8% for the year ended September 24, 2010.

        Net revenue for Tyco Fire Protection of $4.7 billion increased by $233 million, or 5.2%, during the year ended September 30, 2011, as compared to the year ended September 24, 2010. Changes in foreign currency exchange rates favorably impacted net revenue by $126 million, or 2.8%. In addition, an estimated $60 million, or 1.3% of revenue is attributable to the additional week in fiscal 2011, while the deconsolidation of a joint venture in our Fire Protection services business as a result of adopting a new accounting standard unfavorably impacted net revenue by $72 million, or 1.6%. The remaining increase in revenue was primarily driven by increased volume in product sales as a result of generally improved end-market demand, implementation of pricing actions to offset commodity inflationary pressures, increased services revenue as a result of continued focus on driving recurring revenue and continued emerging markets expansion, partially offset by a decline in systems installation revenue as a result of project selectivity across all regions.

        Net revenue for Tyco Fire Protection decreased $110 million, or 2.4%, during the year ended September 24, 2010 compared to the year ended September 25, 2009. Net revenue was unfavorably impacted by acquisitions and divestitures of $37 million, or 0.8%. Net revenue was favorably impacted by changes in foreign currency exchange rates of $130 million, or 2.8%. The remaining decrease was primarily due to weakness in commercial markets and project selectivity resulting from a focus on higher margin projects.

Revenue from product sales

  Systems installation and related products

        Revenue from product sales includes sales and installation of fire protection and other systems. Revenue from systems installation decreased by $4 million, or 0.2%, during the year ended September 30, 2011, as compared to the year ended September 24, 2010. Changes in foreign currency exchange rates favorably impacted systems installation revenue by $45 million, or 2.8%, while the deconsolidation of a joint venture discussed above unfavorably impacted systems installation by $51 million, or 3.1%. Revenue from systems installation was also unfavorably impacted by project selectivity resulting from a focus on higher margin projects across all regions.

        Revenue from systems installation decreased by $123 million, or 7.1%, during the year ended September 24, 2010, as compared to the year ended September 25, 2009. Changes in foreign currency exchange rates favorably impacted systems installation revenue by $56 million, or 3.2%. Despite the favorable impact of foreign currency, revenue decreased due to decreased upgrade activity from customers, and project selectivity resulting from a focus on higher margin project across all regions.

  Product sales

        Revenue from product sales increased by $164 million, or 14.2%, during the year ended September 30, 2011, as compared to the year ended September 24, 2010. Changes in foreign currency exchange rates favorably impacted product revenue by $24 million, or 2.1%. The remaining increase in net revenue was driven by increased volumes due to improved end-market demand and implementation of pricing actions to offset commodity inflationary pressures.

        Revenue from product sales decreased by $50 million, or 4.1%, during the year ended September 24, 2010, as compared to the year ended September 25, 2009. Product revenue was unfavorably impacted by the estimated impact of $32 million, or 2.7% of divestitures. This decrease was partially offset by changes in foreign currency exchange rates which favorably impacted product revenue by $13 million, or 1.1%. The remaining decrease was due to weakness in end-market demand.

Service revenue

        Service revenue consists of inspection, maintenance, monitoring and repair of fire detection, suppression and other life safety systems. Service revenue increased by $73 million, or 4.2%, during the year ended September 30, 2011, as compared to the year ended September 24, 2010. Changes in foreign currency exchange rates favorably impacted service revenue by $56 million, or 3.2%, while the deconsolidation of a joint venture discussed above unfavorably impacted service revenue by $21 million, or 1.2%. The remaining increase in service revenue was as a result of management's continued focus on expanding our recurring service revenue across all regions.

        Service revenue increased by $63 million, or 3.8%, during the year ended September 24, 2010, as compared to the year ended September 25, 2009. Changes in foreign currency exchange rates favorably impacted service revenue by $61 million, or 3.7%. Despite the favorable impact of foreign currency, service revenue was flat due primarily to weakness in the European markets.

Operating Income and Operating Margin

        Operating income and operating margin for Tyco Fire Protection were as follows ($ in millions):

	2011	2010	2009
Operating income	$534	$460	$20
Operating margin	11.3%	10.2%	—	(1)

(1)
Certain operating margins and percentages have not been presented as management believes such calculations are not meaningful.

        Operating income of $534 million increased $74 million, or 16.1%, for the year ended September 30, 2011 as compared to the year ended September 24, 2010. Changes in foreign currency exchange rates favorably impacted operating income by $15 million, or 3.3%. Other factors that contributed to the net increase in operating income and operating margin were increased sales volume, implementation of pricing actions to offset commodity inflationary pressures in the products business, project selectivity in the systems installation business, and cost-containment initiatives. These increases were partially offset by additional environmental remediation costs of $11 million, net of recoveries related to an isolated site, and a $5 million decrease to operating income related to the deconsolidation of a joint venture. Included in operating income for the prior year comparable period is a curtailment gain of $8 million, which was recognized upon the freezing of certain defined benefit plans in the United Kingdom. Included in operating income for the year ended September 30, 2011 was $38 million of restructuring charges, net as compared to $42 million of restructuring charges, net for the year ended September 24, 2010. Included in operating income for the year ended September 30, 2011 was $29 million of losses on divestitures as compared to $2 million of losses on divestitures for the year ended September 24, 2010.

        Operating income increased $440 million during the year ended September 24, 2010 as compared to the year ended September 25, 2009. Operating income during the year ended September 25, 2009 was negatively affected by a goodwill impairment charge of $420 million recorded at the EMEA Fire and Life Safety reporting units. Additionally, operating income in 2010 was favorably impacted by savings realized through cost containment actions, $14 million of favorable changes in foreign currency exchange rates, and to a lesser extent, a curtailment gain of approximately $8 million recognized when certain defined benefit pension plans were frozen in the United Kingdom. There were $42 million of restructuring charges, net and a loss on divestiture of $2 million during the year ended September 24, 2010, compared with $62 million of restructuring charges, net and nil of divestiture charges incurred in 2009. Additionally, management estimates that $7 million of additional charges resulting from restructuring actions were incurred during 2009. Operating income in 2009 was also unfavorably affected by the decreased sales volume discussed above.

Tyco Flow Control

Net Revenue

        Net revenue for Tyco Flow Control for the years ended September 30, 2011, September 24, 2010, and September 25, 2009 were as follows ($ in millions):

	2011	2010	2009
Revenue from product sales	$3,330	$3,089	$3,232
Service revenue	309	284	263

Net revenue	$3,639	$3,373	$3,495

        Net revenue for Tyco Flow Control of $3.6 billion increased by $266 million, or 7.9%, during the year ended September 30, 2011 as compared to the year ended September 24, 2010. The increase in revenue was primarily due to favorable impacts from changes in foreign currency exchange rates of $183 million, or 5.4%. In addition, an estimated $45 million, or 1.3%, of revenue is attributable to the additional week in fiscal 2011. Net revenue was favorably impacted by the estimated net impact of acquisitions and divestitures of $7 million, or 0.2%. The remaining increase was primarily due to continued strength in end-market demand in our Valves and Controls and Thermal Controls businesses partially offset by weakness in our Water and Environmental Systems business. The decreased revenue in our Water and Environmental Systems business was primarily due to the completion of a large desalinization project in Australia that commenced during the second quarter of fiscal 2010, and was completed at the beginning of the second quarter fiscal 2011.

        Net revenue for Tyco Flow Control of $3.4 billion decreased by $122 million, or 3.5%, during the year ended year ended September 24, 2010 as compared to the year ended September 25, 2009. Net revenue was favorably impacted by changes in foreign currency exchange rates of $218 million, or 6.2%, as well as the net impact of acquisitions and divestitures of $10 million, or 0.3%. This was more than offset by decreased revenues due to reduced volume in the Valves and Controls business driven by decreased demand in end markets.

Operating Income and Operating Margin

        Operating income and operating margin for Tyco Flow Control for the years ended September 30, 2011, September 24, 2010, and September 25, 2009 were as follows ($ in millions):

	2011	2010	2009
Operating income	$413	$410	$496
Operating margin	11.3%	12.2%	14.2%

        Operating income of $413 million increased by $3 million, or 0.7%, in the year ended September 30, 2011 as compared to the year ended September 24, 2010. Operating income was favorably impacted by changes in foreign currency exchange rates of $22 million, or 5.4%. The increase in operating income was primarily due to continued strength in the Valves and Controls and Thermal Controls businesses, which was more than offset by weakness in our Water and Environmental Systems business. Restructuring charges, net were $11 million during the year ended September 30, 2011 as compared to $25 million in the prior year. The year ended September 30, 2011 included a $6 million gain on divestiture, compared to a $1 million gain on divestiture for the year ended September 24, 2010.

        Operating income of $410 million decreased by $86 million, or 17.3%, during the year ended September 24, 2010 as compared to the year ended September 25, 2009, primarily due to decreased volume in our valves business and an expected loss related to completion of a long-term construction project of approximately $18 million. These declines were partially offset by favorable changes in foreign currency exchange rates of $31 million, or 6.3%. The decline in operating income was also partially offset by savings realized through cost containment and restructuring actions. Operating income was unfavorably impacted by $24 million of restructuring and divestiture charges, net during both fiscal 2010 and fiscal 2009. Additionally, management estimated that $5 million of additional charges resulting from restructuring actions were incurred during the year ended September 25, 2009.

  Corporate and Other

        Corporate expense decreased $266 million, or 57.6%, to $196 million for the year ended September 30, 2011 as compared to an expense of $462 million for the year ended September 24, 2010. The decrease in corporate expense during the year ended September 30, 2011 is related to a $253 million net gain on divestitures, primarily related to the divestiture of our Electrical and Metal Products business, compared to a $4 million net loss on divestitures during the year ended September 24, 2010. Corporate expense was also favorably impacted by cost containment initiatives during the year ended September 30, 2011, as well as a lower net asbestos charge of $11 million recorded in connection with the Company's valuation of its asbestos-related liabilities during the year ended September 30, 2011 compared to a $52 million, net asbestos charge recorded during the year ended September 24, 2010. Corporate also recorded a $20 million charge in relation to a legacy legal matter during the year ended September 30, 2011 as compared to nil during the year ended September 24, 2010. Additionally, net restructuring charges and acquisition charges for the year ended September 30, 2011 were $12 million and $1 million respectively, while the year ended September 24, 2010 included restructuring charges and acquisition charges of $1 million and $3 million, respectively. The year ended September 30, 2011 included $24 million of separation costs primarily related to professional fees and banking services. See Note 2 to our Consolidated Financial Statements for further information.

        Corporate expense decreased $108 million, or 18.9%, to $462 million for year ended September 24, 2010 as compared to $570 million for the year ended September 25, 2009. Corporate expense during 2009 was negatively affected by approximately $125 million of charges related to legacy securities matters partially offset by a $16 million benefit related to a settlement reached with a former executive. Restructuring charges decreased to $1 million for the year ended September 24, 2010 as compared to $10 million in the year ended September 25, 2009. Corporate expense was also favorably impacted by savings realized through cost containment and restructuring charges. These decreases in Corporate expenses were partially offset by a $52 million net asbestos charge recorded during the third quarter of 2010 as compared to a $37 million net asbestos charge in 2009, both of which were recorded in conjunction with the valuation of our asbestos-related liabilities and insurance assets. In addition, $4 million of divestiture charges, net, and $3 million of acquisition costs were recorded during the year ended September 24, 2010 as compared to $6 million of divestiture charges, net, and nil of acquisition costs for the year ended September 25, 2009.

  Interest Income and Expense

        Interest income was $34 million in 2011, as compared to $31 million and $44 million in 2010 and 2009, respectively. Interest income increased in 2011 primarily due to increased investment yields compared to 2010, while investment yields continue to be lower than those experienced in 2009.

        Interest expense was $244 million in 2011, as compared to $284 million and $301 million in 2010 and in 2009, respectively. The weighted-average interest rate on total debt outstanding as of September 30, 2011, September 24, 2010, September 25, 2009 was 5.9%, 6.3% and 6.6%, respectively. The decreases in interest expense and weighted-average interest rate are primarily related to savings realized from the replacement of higher coupon notes with lower coupon notes over the past year, including the redemption of 6.375% notes due 2011 and issuance of 3.375% notes due 2015 during the third quarter of 2010 and the maturity of 6.75% notes due 2011 and issuances of the 3.75% notes due 2018 and 4.625% notes due 2023 during the second quarter of 2011.

  Other Expense, Net

        Other expense, net of $16 million in 2011, primarily relates to our share of Atkore's net loss of $9 million, which is accounted for under the equity method of accounting, and a decrease in the receivables due from Covidien and TE Connectivity under the Tax Sharing Agreement of $7 million. See Note 7 to the Consolidated Financial Statements.

        Other expense, net of $75 million in 2010, primarily related to a charge of $87 million as a loss on extinguishment of debt on the redemption of our 6.375% public notes due 2011, 7% notes due 2028 and 6.875% notes due 2029. See Note 12 to the Consolidated Financial Statements. This loss was partially offset by an $8 million gain recorded as a result of an increase in the receivables due from Covidien and TE Connectivity under the Tax Sharing Agreement.

        Other expense, net of $7 million in 2009, primarily related to a $14 million charge recorded as a result of a decrease in the receivables due from Covidien and TE Connectivity under the Tax Sharing Agreement, which was partially offset by income of $5 million relating to a gain on derivative contracts used to economically hedge the foreign currency risk related to the Swiss franc denominated dividends.

  Effective Income Tax Rate

        Our effective income tax rate was 17.2% and 10.9% during the years ended September 30, 2011 and September 24, 2010, respectively. The increase in our effective income tax rate was primarily related to the tax charge recorded in conjunction with the sale of a majority interest in our Electrical and Metal Products business during the first quarter of 2011, a non-recurring transaction generating a tax benefit in 2010 and a release of a deferred tax valuation allowance in 2010. The effective income tax rate was positively impacted by favorable audit resolutions in multiple jurisdictions during 2011. The rate can vary from quarter to quarter due to discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, such as the geographic mix of income before taxes.

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

        The valuation allowance for deferred tax assets of $1,400 million and $1,379 million as of September 30, 2011 and September 24, 2010, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The valuation allowance was calculated and recorded when the Company determined that it was more-likely-than-not that all or a portion of our deferred tax assets would not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on the Company's Consolidated Balance Sheets.

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

        We began to experience a decline in revenue during the first quarter of 2009 in our Tyco Security Solutions and Tyco Fire Protection segments as a result of a slowdown in the commercial markets, including the retailer end market as well as a decline in sales volume at our Electrical Metal Products segments. Although we considered and concluded that these factors did not constitute triggering events during the first quarter of 2009, the continued existence of these conditions during the second quarter of 2009, along with downward revisions to forecasted results, restructuring actions and weaker industry outlooks, caused us to conclude that sufficient indicators of impairment existed. Reporting units within our Tyco Security Solutions and Tyco Fire Protection segments continued to be negatively impacted as a result of a slowdown in the commercial markets including the retailer end market. Additionally, our Electrical Metal Products reporting unit continued to be negatively impacted by a decline in sales volume due to the downturn in the non-residential construction market. We determined that these underlying events and circumstances constituted triggering events for six reporting units where such events would more likely than not reduce the fair value below their respective carrying amounts. Specifically, we concluded that our EMEA Security, ACVS and Sensormatic Retail Solutions ("SRS") reporting units within the Tyco Security Solutions segment the EMEA Fire and Life Safety reporting units within the Tyco Fire Protection segment and our Electrical and Metal Products reporting unit within the Electrical and Metal Products segment experienced triggering events such that the carrying values of these reporting units likely exceeded their fair values. Furthermore, we determined that certain indefinite-lived intangible assets required impairment testing based on the underlying events and circumstances described as well as the continued deterioration of the business environment related to the retailer end market of our Tyco Security Solutions segments. As a result of the triggering events, we performed long-lived asset, goodwill and intangible asset impairment tests for these reporting units and certain of our trade names and franchise rights.

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

        Indefinite-lived intangible assets consisting primarily of trade names and franchise rights were tested for impairment using either a relief from royalty method or excess earnings method, which include the selection of appropriate discount rates, royalty rates and terminal year growth rate assumptions and estimates of the amount and timing of future cash flows attributable to the underlying intangible assets. Also, during the second quarter of 2009, our estimates of future cash flows used in determining the fair value of our Tyco Security Solutions segment Sensormatic tradename as well as certain Tyco Security Solutions segment franchise rights were revised downward relative to the estimates used in our tests during the fourth quarter of 2008. The results of the impairment test indicated that the Tyco Security Solutions Sensormatic tradename and Tyco Security Solutions franchise rights estimated fair values were less than their respective carrying amounts. As a result, we recorded an aggregate non-cash impairment charge of $64 million ($40 million after-tax) during the second quarter of 2009. The non-cash impairment charge was recorded in goodwill and intangible asset impairments in our Consolidated Statements of Operations for the quarter ended March 27, 2009.

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

        Depreciation and Amortization Methods for Security Monitoring-Related Assets—Tyco considers assets related to the acquisition of new customers in its electronic security business in three asset categories: internally generated residential subscriber systems, internally generated commercial subscriber systems (collectively referred to as subscriber system assets) and customer accounts acquired through the ADT dealer program (referred to as dealer intangibles). Subscriber system assets include installed property, plant and equipment for which Tyco retains ownership and deferred costs directly related to the customer acquisition and system installation. Subscriber system assets and any deferred revenue resulting from the customer acquisition are accounted for over the expected life of the subscriber. In certain geographical areas where the Company has a large number of customers that behave in a similar manner over time, the Company accounts for subscriber system assets and related deferred revenue using pools, with separate pools for the components of subscriber system assets and any related deferred revenue based on the month and year of acquisition. The Company depreciates its pooled subscriber system assets (primarily in North America) and related deferred revenue using an accelerated method with lives up to 15 years. The accelerated method utilizes declining balance rates based on geographical area ranging from 160% to 265% for residential subscriber pools and 135% to 360% for commercial subscriber pools and converts to a straight line methodology when the resulting depreciation charge is greater than that from the accelerated method. The Company uses a straight-line method with a 14-year life for non-pooled subscriber system assets (primarily in Europe and Asia) and related deferred revenue, with remaining balances written off upon customer termination.

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

        Sales of security monitoring systems may have multiple elements, including equipment, installation, monitoring services and maintenance agreements. We assess our revenue arrangements to determine the appropriate units of accounting. When ownership of the system is transferred to the customer, each deliverable provided under the arrangement is considered a separate unit of accounting. Revenues associated with sale of equipment and related installations are recognized once delivery, installation and customer acceptance is completed, while the revenue for monitoring and maintenance services are recognized as services are rendered. Amounts assigned to each unit of accounting are based on an allocation of total arrangement consideration using a hierarchy of estimated selling price for the deliverables. The selling price used for each deliverable will be based on Vendor Specific Objective Evidence ("VSOE") if available, Third Party Evidence ("TPE") if VSOE is not available, or estimated selling price if neither VSOE or TPE is available. Revenue recognized for equipment and installation is limited to the lesser of their allocated amounts under the estimated selling price hierarchy or the non-contingent up-front consideration received at the time of installation, since collection of future amounts under the arrangement with the customer is contingent upon the delivery of monitoring and maintenance services.

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

        In connection with the recognition of liabilities for asbestos-related matters, we record asbestos-related insurance recoveries that are probable. The estimate of asbestos-related insurance recoveries represents estimated amounts due to us for previously paid and settled claims and the probable reimbursements relating to estimated liability for pending and future claims. In determining the amount of insurance recoverable, we consider available insurance, allocation methodologies, solvency and creditworthiness of the insurers.

        Annually, we perform a detailed analysis with the assistance of outside legal counsel and other experts to review and update as appropriate the underlying assumptions used in the estimated asbestos-related assets and liabilities. On a quarterly basis, we re-evaluate the assumptions used to perform the annual analysis and record an expense as necessary to reflect changes in the estimated liability and related insurance asset. See Note 15 to the Consolidated Financial Statements for a discussion of management's judgments applied in the recognition and measurement of asbestos-related assets and liabilities.

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

        We recorded no goodwill impairments in conjunction with our annual goodwill impairment assessment performed during the fourth quarter of fiscal 2011. Additionally, we determined as part of the assessment that our Water and Environmental Systems reporting unit within our Flow Control segment had limited recoverability of goodwill. The fair value of the reporting unit exceeded its carrying value by 6.9%. As of September 30, 2011, the Water and Environmental Systems goodwill balance was $298 million. While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that in the future an impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. The Company will continue to monitor the recoverability of its goodwill.

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

        Pension and Postretirement Benefits—Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions resulting in actuarial gains and losses. For active plans, such actuarial gains and losses will be amortized over the average expected service period of the participants and in the case of inactive plans over the average remaining life expectancy of participants. The discount rate represents the market rate for high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. A 25 basis point decrease in the discount rate would increase the present value of pension obligations by approximately $75 million and increase our annual pension expense by approximately $2 million. We consider the relative weighting of plan assets by class, historical performance of asset classes over long-term periods, asset class performance expectations as well as current and future economic conditions in determining the expected long-term return on plan assets. A 25 basis point decrease in the expected long-term return on plan assets would increase our annual pension expense by approximately $4 million.

Liquidity and Capital Resources

        A fundamental objective of the Company is to have sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of its core businesses around the world. The primary source of funds to finance our operations and capital expenditures is cash generated by operations. In addition, we maintain a commercial paper program, have access to committed revolving credit facilities and have access to equity and debt capital from public and private sources. We continue to balance our operating, investing and financing uses of cash through investments and acquisitions in our core businesses, dividends and share repurchases. In addition, we currently estimate that we will incur approximately $700 million in costs related to the 2012 Separation. We believe our cash position, amounts available under our credit facilities and cash provided by operating activities will be adequate to cover our operational and business needs in the foreseeable future.

        We had $1.4 billion and $1.8 billion of cash and cash equivalents as of September 30, 2011 and September 24, 2010, respectively. Cash generated by operating activities decreased to $2.4 billion for the year ended September 30, 2011 compared to $2.6 billion for the year ended September 24, 2010. Cash used in investing activities was $1.3 billion for the year ended September 30, 2011 compared to $1.8 billion for the year ended September 24, 2010. Cash used in financing activities was $1.5 billion for the year ended September 30, 2011 compared to $1.4 billion for the year ended September 24, 2010.

        As of September 30, 2011, our shareholder's equity was $14.2 billion and our total debt was $4.1 billion. In addition, we had lines of credit totaling approximately $1.5 billion, none of which were drawn. Our ratio of total debt to total capital (the sum of our short- and long-term debt and shareholders' equity) was 23% as of both September 30, 2011 and September 24, 2010, respectively. This ratio is a measure of our long-term liquidity and is an indicator of financial flexibility.

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

        On March 24, 2011, TIFSA, as the Borrower, and the Company as the Guarantor, entered into a Four-Year Senior Unsecured Credit Agreement, providing for revolving credit commitments in the aggregate amount of $750 million (the "Credit Agreement"). In connection with entering into the Credit Agreement, TIFSA and the Company terminated the existing Three-Year Senior Unsecured Credit Agreement, dated June 24, 2008, which provided for revolving credit commitments in the aggregate amount of $500 million, and which was scheduled to expire in June 2011. At the same time, TIFSA also reduced the lenders' commitments under its existing Five-Year Senior Unsecured Credit Agreement, dated April 25, 2007, from an aggregate of $1.19 billion to $750 million, and which is scheduled to expire in April 2012.

Cash flow from operating activities

        The sources of our cash flow from operating activities and the use of a portion of that cash in our operations for the years ended September 30, 2011, September 24, 2010 and September 25, 2009 are as follows ($ in millions):

	2011	2010	2009
Cash flows from operating activities:
Operating income (loss)	$2,119	$1,598	$(1,506)
Goodwill and intangible asset impairments	—	—	2,705
Depreciation and amortization(1)	1,318	1,203	1,126
(Gain) loss on divestitures	(230)	(41)	13
Non-cash compensation expense	110	120	103
Deferred income taxes	91	(129)	(90)
Provision for losses on accounts receivable and inventory	82	127	156
Other, net	67	37	80
Net change in working capital	(584)	106	128
Interest income	34	31	44
Interest expense	(244)	(284)	(301)
Income tax expense	(326)	(138)	(71)

Net cash provided by operating activities	$2,437	$2,630	$2,387

Other cash flow items:
Capital expenditures, net(2)	$(779)	$(689)	$(690)
Increase (decrease) in the sale of accounts receivable	1	(2)	10
Accounts purchased by ADT	(614)	(559)	(543)
Purchase accounting and holdback liabilities	(10)	(3)	(2)
Voluntary pension contributions	15	—	22

(1)
Includes depreciation expense of $695 million, $654 million, and $610 million in 2011, 2010 and 2009, respectively, and amortization of intangible assets of $623 million, $549 million, and $516 million in 2011, 2010 and 2009, respectively.

(2)
Includes net proceeds received for the sale/disposition of property, plant and equipment of $9 million, $29 million, and $12 million in 2011, 2010 and 2009, respectively

        The net change in working capital decreased operating cash flow by $584 million in 2011. The significant changes in working capital included a $271 million decrease in accrued and other liabilities, a $187 million increase in accounts receivable and a $137 million increase in inventories.

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

        During 2011, 2010 and 2009, we paid approximately $114 million, $160 million (inclusive of $2 million relating to the French security business being classified as held for sale) and $152 million, respectively, in cash related to restructuring activities. See Note 4 to our Consolidated Financial Statements for further information regarding our restructuring activities.

        During the years ended September 30, 2011, September 24, 2010 and September 25, 2009 we made required contributions of $78 million, $82 million and $60 million, respectively to our U.S. and

non-U.S. pension plans. We also made voluntary contributions of approximately $15 million, nil and $22 million to our U.S. plans during the years ended September 30, 2011, September 24, 2010 and September 25, 2009. We anticipate contributing at least the minimum required to our pension plans in fiscal year 2012 of $44 million for our U.S. plans and $60 million for our non-U.S. plans.

        Income taxes paid, net of refunds, related to continuing operations were $196 million, $255 million, and $281 million in 2011, 2010 and 2009, respectively.

        Net interest paid, related to continuing operations were $195 million, $234 million, and $249 million in 2011, 2010 and 2009, respectively.

Cash flow from investing activities

        We made capital expenditures of $788 million, $718 million, and $702 million during 2011, 2010 and 2009, respectively. The level of capital expenditures in fiscal year 2012 is expected to exceed the spending levels in fiscal year 2011 and is also expected to exceed depreciation expense.

        During 2011, 2010 and 2009, we paid approximately $614 million, $559 million, and $543 million of cash, respectively, to acquire approximately 565,000, 501,000 and 512,000 customer contracts for electronic security services within our Tyco Security Solutions segment.

        During 2011, we paid cash for acquisitions included in continuing operations totaling $656 million, net of cash acquired of $4 million, which primarily related to the acquisitions of Signature Security Group within our Tyco Security Solutions segment, KEF Holdings Ltd. within our Tyco Flow Control segment and Chemguard within our Tyco Fire Protection segment. During 2010, cash paid for acquisitions included in continuing operations totaled $600 million, net of cash acquired of $137 million, which primarily related to the acquisition of Broadview Security within our Tyco Security Solutions segment and Hiter within our Tyco Flow Control segment.

        During 2011, we received cash proceeds, net of cash divested of approximately $1 billion for divestitures. The cash proceeds primarily related to the sale of a majority interest in our Electrical and Metal Products business of $713 million, which is presented in continuing operations and $264 million for the sale of our European water business which is presented in discontinued operations. See Note 3 to our Consolidated Financial Statements for further information.

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

        In connection with the acquisition of KEF during the year ended September 30, 2011, the Company acquired $64 million of debt which was substantially paid as of September 30, 2011.

        During the second half of fiscal 2011, TIFSA issued commercial paper to U.S. institutional accredited investors and qualified institutional buyers. Borrowings under the commercial paper program are available for general corporate purposes. As of September 30, 2011, TIFSA had no commercial paper outstanding. During the first quarter of fiscal 2010, TIFSA had made payments of $200 million to extinguish all of its commercial paper outstanding.

        On May 5, 2010, TIFSA issued $500 million aggregate principal amount of 3.375% notes due, which are fully and unconditionally guaranteed by the Company. TIFSA received net proceeds of approximately $495 million after deducting debt issuance costs and a debt discount. On May 28, 2010, the Company used the net proceeds of the aforementioned offering and additional cash on hand to redeem all of its 6.375% public notes due 2011, 7% notes due 2028 and 6.875% notes due 2029, outstanding at that time, which aggregated $878 million in principal amount.

        On October 5, 2009, TIFSA issued $500 million aggregate principle amount of 4.125% notes due 2014, which are fully and unconditionally guaranteed by the Company. TIFSA received net proceeds of approximately $495 million after deducting debt issuance costs and a debt discount.

        On January 9, 2009, TIFSA issued $750 million aggregate principal amount of 8.5% notes due on January 15, 2019, which are fully and unconditionally guaranteed by the Company. TIFSA received net proceeds of approximately $745 million after underwriting discounts and offering expenses. On January 15, 2009, TIFSA made a payment of $215 million to extinguish all of its 6.125% notes, due 2009 which matured on the same date. Additionally, in November 2008, TIFSA made a payment of $300 million to extinguish all of its 6.125% notes due 2008.

        Pursuant to our share repurchase program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved 10b5-1 trading plan in accordance with applicable regulations. During the year ended September 30, 2011, we repurchased approximately 30 million common shares for approximately $1.3 billion under the 2011, 2010 and 2008 share repurchase programs, which completed both the 2010 and 2008 programs. During the year ended September 24, 2010, we repurchased approximately 24 million common shares for approximately $900 million under the 2008 share repurchase program.

        On March 9, 2011, our shareholders approved an annual dividend on our common shares of $1.00 per share, to be paid from contributed surplus in four installments of $0.25 per share. During the 2011, 2010 and 2009 fiscal years, we paid cash dividends of approximately $458 million, $416 million and $388 million, respectively. See Note 17 to our Consolidated Financial Statements for further information.

        Management believes that cash generated by or available to us should be sufficient to fund our capital and operational business needs for the foreseeable future, including capital expenditures, quarterly dividend payments, share repurchases and separation-related expenses.

Commitments and Contingencies

        For a detailed discussion of contingencies related to tax and litigation matters and governmental investigations, see Notes 7 and 15 to our Consolidated Financial Statements.

Contractual Obligations

        Contractual obligations and commitments for debt, minimum lease payment obligations under non-cancellable operating leases and obligations as of September 30, 2011 are as follows ($ in millions):

	Fiscal Year
	2012	2013	2014	2015	2016	Thereafter	Total
Debt principal(1)	$—	$—	$656	$500	$500	$2,379	$4,035
Interest payments(2)	240	240	220	190	171	571	1,632
Capital leases(3)	3	4	5	6	8	30	56
Operating leases	228	179	133	105	62	143	850
Purchase obligations(4)	492	32	5	1	—	—	530

Total contractual cash obligations(5)	$963	$455	$1,019	$802	$741	$3,123	$7,103

(1)
Excludes debt discount, swap activity and interest.

(2)
Interest payments consist of interest on our fixed interest rate debt and exclude the impact of our interest rate swaps. As of September 30, 2011, we had swapped an aggregate of approximately $1.2 billion of fixed for floating rate debt.

(3)
Excludes interest.

(4)
Purchase obligations consist of commitments for purchases of goods and services.

(5)
Other long-term liabilities excluded from the above contractual obligation table primarily consist of the following: pension and postretirement costs, income taxes, warranties and environmental liabilities. We are unable to estimate the timing of payment for these items due to the inherent uncertainties related to these obligations. However, the minimum required contributions to our pension plans are expected to be approximately $104 million in 2012 and we expect to pay $5 million in 2012 related to postretirement benefit plans.

  As of September 30, 2011, we recorded gross unrecognized tax benefits of $270 million and gross interest and penalties of $60 million. We are unable to make a reasonably reliable estimate of the timing for the remaining payments in future years; therefore, such amounts have been excluded from the above contractual obligation table. However, based on the current status of our income tax audits, we believe that is reasonably possible that between nil and $60 million in unrecognized tax benefits may be resolved in the next twelve months.

        As of September 30, 2011, we had total commitments of $1.5 billion under our revolving credit facilities, $750 million of which expires on March 24, 2015 and $750 million of which expires on April 25, 2012. As of September 30, 2011, there were no amounts drawn under these revolving credit facilities.

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

        During the second half of fiscal 2011, TIFSA, the Company's finance subsidiary, issued commercial paper to U.S. institutional accredited investors and qualified institutional buyers. Borrowings under the commercial paper program are available for general corporate purposes. As of September 30, 2011 and September 24, 2010, TIFSA had no commercial paper outstanding.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our financial position, results of operations or cash flows.

        In connection with the 2007 Separation, we entered into a liability sharing agreement regarding certain actions that were pending against Tyco prior to the 2007 Separation. Under the Separation and Distribution Agreement and Tax Sharing Agreement, we have assumed 27%, Covidien has assumed 42% and TE Connectivity has assumed 31% of certain Tyco pre-Separation contingent and other corporate liabilities, which, as of September 30, 2011, primarily relate to tax contingencies and potential actions with respect to the spin-offs or the distributions made or brought by any third party.

Backlog

        We had a backlog of unfilled orders of $9.7 billion and $9.5 billion as of September 30, 2011 and September 24, 2010, respectively. We expect that approximately 88% of our backlog as of

September 30, 2011 will be filled during the next 12 months. Backlog by segment was as follows ($ in millions):

	September 30, 2011	September 24, 2010
Tyco Security Solutions	$6,776	$6,610
Tyco Flow Control	1,744	1,482
Tyco Fire Protection	1,131	1,296
Electrical and Metal Products	—	88

	$9,651	$9,476

        Backlog increased $175 million, or 1.8%, to $9.7 billion as of September 30, 2011. The net increase in backlog was primarily related to an increase in recurring revenue-in-force in our Tyco Security Solutions segment and increased bookings in our Tyco Flow Control segment. These increases were partially offset by a decrease in bookings in our Tyco Fire Protection segment. Tyco Security Solutions' backlog includes recurring revenue-in-force and long-term deferred revenue for upfront fees paid by customers for Tyco Security Solutions' owned security systems. Revenue-in-force represents 12 months' revenue associated with monitoring and maintenance services under contract in the security business. Tyco Security Solutions' backlog of $6.8 billion and $6.6 billion as of September 30, 2011 and September 24, 2010, respectively, consists primarily of $4.9 billion and $4.8 billion of recurring revenue-in-force as of September 30, 2011 and September 24, 2010, respectively, and $1.1 billion of deferred revenue for both September 30, 2011 and September 24, 2010. Tyco Security Solutions' backlog increased $166 million, or 2.5%. The net increase was primarily due to an increase in revenue-in-force, partially offset by unfavorable changes in foreign currency exchange rates by $36 million, or 0.5%. Tyco Flow Controls' backlog increased by $262 million, or 17.7%. The net increase was primarily due to increased bookings for several large projects within our Valves and Controls and Thermal Controls businesses. Changes in foreign currency exchange rates favorably impacted Tyco Flow Controls' backlog by $7 million, or 0.5%. These increases were partially offset by a decline in bookings in our Water and Environmental Systems business. Tyco Fire Protections' backlog decreased by $165 million, or 12.7%. Tyco Fire Protections' backlog was unfavorably impacted by the deconsolidation of a joint venture as a result of adopting a new accounting standard. In addition, backlog decreased in EMEA as a result of project selectivity resulting from a focus on higher margin projects. These decreases were partially offset by increases in our North American and global Fire Safety Products businesses. Changes in foreign currency exchange rates also favorably impacted Tyco Fire Protections' backlog by $17 million, or 1.3%.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

        Certain of our international businesses utilize the sale of accounts receivable as short-term financing mechanisms. The aggregate amount outstanding under our international accounts receivable programs was not material as of September 30, 2011 or September 24, 2010.

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

        There are certain guarantees or indemnifications extended among Tyco, Covidien and TE Connectivity in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. At the time of the 2007 Separation, we recorded a liability necessary to recognize the fair value of such guarantees and indemnifications. See Note 7 to the Consolidated Financial Statements for further discussion of the Tax Sharing Agreement. In addition, prior to the 2007 Separation we provided support in the form of financial and/or performance guarantees to various Covidien and TE Connectivity operating entities. To the extent these guarantees were not assigned in connection with the 2007 Separation, we assumed primary liability on any remaining such support. These obligations were not material to us as of September 30, 2011.

        In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We have no reason to believe that these uncertainties would have a material adverse effect on our financial position, results of operations or cash flows. We have recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 15 to the Consolidated Financial Statements for a discussion of these liabilities.

        In the normal course of business, we are liable for contract completion and product performance. We record estimated product warranty costs at the time of sale. In the opinion of management, such obligations will not significantly affect our financial position, results of operations or cash flows.

        As of September 30, 2011, we had total outstanding letters of credit and bank guarantees of approximately $724 million.

        For a detailed discussion of guarantees and indemnifications, see Note 13 to the Consolidated Financial Statements.

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

  •
  overall economic and business conditions, and overall demand for Tyco's goods and services;

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

  •
  the ability to achieve cost savings in connection with the Company's strategic restructuring and "growing lean" initiatives;

  •
  our ability to execute our portfolio refinement and acquisition strategies;

  •
  potential impairment of our goodwill, intangibles and/or our long-lived assets;

  •
  the impact of fluctuations in the price of Tyco common shares, including potentially adverse impacts resulting from the proposed spin-offs of our flow control and North American residential security businesses;

  •
  risks associated with our Swiss incorporation, including the possibility of reduced flexibility with respect to certain aspects of capital management, increased or different regulatory burdens, and the possibility that we may not realize anticipated tax benefits;

  •
  changes in U.S. and non-U.S. government laws and regulations;

  •
  the possible effects on Tyco of future legislation in the United States that may limit or eliminate potential U.S. tax benefits resulting from Tyco International's Swiss incorporation or deny U.S. government contracts to Tyco based upon its Swiss incorporation;

  •
  failure to obtain necessary regulatory approvals or to satisfy any other condition to the proposed spin-offs;

  •
  failure to realize the expected benefits of the proposed spin-offs, including the tax-free nature of the spin-offs; and

  •
  failure to complete the proposed spin-offs on schedule and within estimated costs.

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

Foreign Currency Exposures

        We hedge our exposure to fluctuations in foreign currency exchange rates through the use of forward foreign currency exchange contracts. During 2011, our largest exposures to foreign exchange rates existed primarily with the Swiss franc, British pound, Euro, Australian dollar and Canadian dollar against the U.S. dollar. The market risk related to the forward foreign currency exchange contracts is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on the market rates in effect on September 30, 2011. A 10% appreciation of the U.S. dollar relative to the local currency exchange rates would result in a $32 million net decrease in the fair value of the contracts. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would result in a $39 million net increase in the fair value of the contracts. However, gains or losses on these derivative instruments are economically offset by the gains or losses on the underlying transactions.

        During the third quarter of 2010, Tyco International Finance, S.A. ("TIFSA"), the Company's finance subsidiary, entered into foreign currency exchange forward contracts to hedge its Euro denominated net investment. The aggregate notional amount of these hedges was approximately $224 million and $255 million as of September 30, 2011, and September 24, 2010, respectively. The potential impact from a 10% appreciation of the U.S. dollar relative to the Euro would result in a $19 million net increase in other comprehensive income. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a $24 million net decrease in other comprehensive income.

        As of September 30, 2011, and September 24, 2010, $2.9 billion and $3.0 billion, respectively, of intercompany loans have been designated as permanent in nature. For the fiscal years ended September 30, 2011, September 24, 2010 and September 25, 2009, we recorded $16 million of cumulative transaction gain, $24 million of cumulative translation loss and nil, respectively, through accumulated other comprehensive loss related to these loans.

Interest Rate Exposures

        Our long-term debt portfolio primarily consists of fixed-rate instruments. The Company manages its interest rate risk through the use of interest rate swap transactions with financial institutions acting as principal counterparties, which were designated as fair value hedges for accounting purposes. These interest rate swap transactions manage the exposure to interest rate risk by converting interest rates of fixed-rate debt to variable rates. During the second quarter of 2011, TIFSA also entered into interest rate swaps contracts to hedge $155 million notional amount of the 4.125% public notes due 2014. In these contracts, TIFSA agrees with financial institutions acting as principal counterparties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. In connection with the maturity of the 6.75% public notes during the second quarter of 2011, TIFSA settled the corresponding interest rate swaps. As of September 30, 2011 and September 24, 2010, the total gross notional amount of the Company's interest rate swap contracts was $1.2 billion and $1.5 billion, respectively. A 100 basis point increase in interest rates relative to interest rates as of September 30, 2011 would result in a $29 million net decrease in the fair value of the contracts. Conversely, a 100 basis point decrease in interest rates relative to interest rates as of September 30, 2011 would result in a $30 million net increase in the fair value of the contracts.

Commodity Exposures

        We are exposed to volatility in the prices of raw materials used in some of our products and may, in limited circumstances, enter into hedging contracts to manage those exposures. These exposures are monitored as an integral part of our risk management program. During 2011 and 2010, the Company entered into commodity swaps for copper which are not designated as hedging instruments for accounting purposes. These swaps did not have a material impact on the Company's financial position, results of operations or cash flows. Additionally, a 100 basis point increase or decrease in the price of copper as of September 30, 2011 would not have a material impact on the Company's financial position, results of operations or cash flows.

Item 8.    Financial Statements and Supplementary Data

        The following consolidated financial statements and schedule specified by this Item, together with the report thereon of Deloitte & Touche LLP, are presented following Item 15 of this report:

Financial Statements:
Management's Responsibility for Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended September 30, 2011, September 24, 2010 and September 25, 2009
Consolidated Balance Sheets as of the years ended September 30, 2011 and September 24, 2010
Consolidated Statements of Shareholders' Equity for the years ended September 30, 2011, September 24, 2010 and September 25, 2009
Consolidated Statements of Cash Flows for the years ended September 30, 2011, September 24, 2010 and September 25, 2009
Notes to Consolidated Financial Statements
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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as and when required.

        There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, these internal controls.

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

        Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our assessment and those criteria, management believes that the Company maintained effective internal controls over financial reporting as of September 30, 2011.

        Our internal control over financial reporting as of September 30, 2011, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the Consolidated Financial Statements included in this Form 10-K, and their report is also included in this Form 10-K.

Item 9B.    Other Information

        None.

 Part III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information concerning Directors and Executive Officers may be found under the proposal regarding the election of directors and under the captions "—Committees of the Board of Directors," and "—Executive Officers" in our definitive proxy statement for our 2012 Annual General Meeting of Shareholders (the "2012 Proxy Statement"), which will be filed with the Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2012 Proxy Statement set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Information regarding shareholder communications with our Board of Directors may be found under the caption "Governance of the Company" in our 2012 Proxy Statement and is incorporated herein by reference.

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

Item 11.    Executive Compensation

        Information concerning executive compensation may be found under the captions "Executive Officer Compensation," "Compensation of Non-Employee Directors," and "Governance of the Company" of our 2012 Proxy Statement. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information in our 2012 Proxy Statement set forth under the captions "Executive Officer Compensation" and "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information in our 2012 Proxy Statement set forth under the captions "Governance of the Company" and "Committees of the Board" is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information in our 2012 Proxy Statement set forth under the proposal related to the election of auditors is incorporated herein by reference.

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
3.1
Articles of Association of Tyco International Ltd. (Tyco International AG) (Tyco International SA), (Incorporated by reference to Exhibit 3.1 to Tyco International Ltd.'s Current Report on Form 8-K/A filed on June 2, 2011).
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
4.3
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
4.5
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
4.7
Supplemental Indenture, dated as of January 9, 2009, by and among Tyco International Finance S.A., as issuer, Tyco International Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee relating to the issuer's 8.5% notes due 2019 (Incorporated by reference to Exhibit 4.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on January 9, 2009).

Exhibit Number
4.8	Second Supplemental Indenture, dated as of October 5, 2009, by and among Tyco International Finance S.A., as issuer, Tyco International Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee relating to the issuer's 4.125% notes due 2014 (Incorporated by reference to Exhibit 4.2 to Tyco International Ltd.'s Current Report on Form 8-K filed on October 5, 2009).
4.9
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
10.3
Change in Control Severance Plan for Certain U.S. Officers and Executives dated January 1, 2005, as amended (Incorporated by reference to Exhibit 10.3 to Tyco International Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2009 filed on April 30, 2009).(1)
10.4	Edward D. Breen Employment Contract dated July 25, 2002, as amended (Incorporated by reference to Exhibit 99.1 to Tyco International Ltd.'s Current Report on Form 8-K filed December 19, 2008).(1)
10.5
Employment Offer Letter dated February 14, 2005 between Tyco International Ltd. and Christopher J. Coughlin (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on February 15, 2005).(1)
10.6
Tyco Supplemental Savings and Retirement Plan, amended and restated effective January 1, 2005 (Incorporated by reference to Exhibit 10.27 to Tyco International Ltd.'s Annual Report on Form 10-K for the year ended September 30, 2005 filed on December 9, 2005).(1)
10.7
Tyco International Ltd. 2004 Stock and Incentive Plan amended and restated effective January 1, 2009 (Incorporated by reference to Appendix A to Tyco International Ltd.'s Definitive Proxy Statement on Schedule 14A for the Annual General Meeting of Shareholders on March 12, 2009 filed on January 16, 2009).(1)
10.8
Form of terms and conditions for Option Awards, Restricted Stock Awards, Restricted Unit Awards, Performance Share Awards under the 2004 Stock and Incentive Plan (Incorporated by reference to Exhibit 10.18 to Tyco International Ltd's Annual Report on Form 10-K for the year ended September 26, 2008).(1)
10.9
Form of terms and conditions for Option Awards, Restricted Unit Awards and Performance Share Awards under the 2004 Stock and Incentive Plan for fiscal 2012 (Incorporated by reference to Exhibits 99.1, 99.2 and 99.3 to Tyco International Ltd.'s Current Report on Form 8-K filed on October 14, 2011).(1)
10.10
Form of terms and conditions for Restricted Stock Unit Awards for Directors under the 2004 Stock and Incentive Plan (Incorporated by reference to Exhibit 10.17 to Tyco International Ltd.'s Annual Report on Form 10-K for the year ended September 25, 2009).(1)

Exhibit Number
10.11	Tyco International (US) Inc. Severance Plan for U.S. Officers and Executives Plan, as amended (Incorporated by reference to Exhibit 10.4 to Tyco International Ltd.'s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2009 filed on April 30, 2009).(1)
10.12
Credit Agreement, dated as of April 25, 2007, among Tyco International Finance S.A., Tyco International Ltd., the Lenders party thereto, and Citibank, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.4 to Tyco International Ltd.'s Current Report on Form 8-K filed on April 27, 2007).
10.13
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
10.14
Amendment No. 2 dated June 24, 2008 to Five Three-Year Senior Credit Agreement, dated April 25, 2007 (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on June 26, 2008).
10.15
Four-Year Senior Unsecured Credit Agreement, dated March 24, 2011 among Tyco International Finance S.A. Tyco International Ltd., each of the initial lenders named therein, Citibank, N.A., as administrative agent, Citigroup Global Markets, Inc. Merrill Lynch, Pierce Fenner & Smith and J.P. Morgan Securities LLC, as bookrunners and lead arrangers (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Current Report on March 28, 2011).
10.16
Tax Sharing Agreement by and among Tyco International Ltd., Covidien Ltd., and Tyco Electronics Ltd., dated June 29, 2007 (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 6, 2007).
10.17
Guarantor Assumption Agreement by and among Tyco International Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.2 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 6, 2007).
10.18
Guarantor Assumption Agreement by and among Tyco International Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.3 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 6, 2007).
10.19
Guarantor Assumption Agreement by and among Tyco International Ltd. and Covidien Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.4 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 6, 2007).
10.20
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

Exhibit Number
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
101
Financial statements from the Annual Report on Form 10-K of Tyco International Ltd. for the fiscal year ended September 30, 2011 formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity, and (v) the Notes to Consolidated Financial Statements.

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

Date: November 16, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on November 16, 2011 in the capacities indicated below.

Name	Title

/s/ EDWARD D. BREEN Edward D. Breen	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
/s/ FRANK S. SKLARSKY Frank S. Sklarsky	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ CAROL ANTHONY DAVIDSON Carol Anthony Davidson	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
* Timothy M. Donahue	Director
* Brian Duperreault	Director
* Bruce S. Gordon	Director
* Rajiv L. Gupta	Director

Name	Title

* John A. Krol	Director
* Dr. Brendan R. O'Neill	Director
* Dinesh C. Paliwal	Director
* William S. Stavropoulos	Director
* Sandra S. Wijnberg	Director
* Michael E. Daniels	Director
* R. David Yost	Director

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

Dedication to Governance, Controls and Financial Reporting

        Throughout 2011, we continued to maintain and enhance internal controls over financial reporting, disclosures and corporate governance practices. We believe that a strong control environment is a dynamic process. Therefore, we intend to continue to devote the necessary resources to maintain and improve our internal controls and corporate governance.

        Our Audit Committee meets regularly and separately with management, Deloitte & Touche LLP, our independent auditors, and our internal auditors to discuss financial reports, controls and auditing.

        We, our Board and our Audit Committee are all committed to excellence in governance, financial reporting and controls.

/s/ EDWARD D. BREEN Edward D. Breen Chairman and Chief Executive Officer	/s/ FRANK S. SKLARSKY Frank S. Sklarsky Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tyco International Ltd.:

        We have audited the accompanying consolidated balance sheets of Tyco International Ltd. and subsidiaries (the "Company") as of September 30, 2011 and September 24, 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended September 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tyco International Ltd. and subsidiaries as of September 30, 2011 and September 24, 2010, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 16, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
November 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tyco International Ltd.:

        We have audited the internal control over financial reporting of Tyco International Ltd. and subsidiaries (the "Company") as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended September 30, 2011 of the Company and our report dated November 16, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New York, New York
November 16, 2011

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended September 30, 2011, September 24, 2010 and September 25, 2009

(in millions, except per share data)

	2011	2010	2009
Revenue from product sales	$9,601	$9,990	$10,134
Service revenue	7,754	7,026	6,748

Net revenue	17,355	17,016	16,882
Cost of product sales	6,723	7,164	7,314
Cost of services	4,022	3,572	3,556
Selling, general and administrative expenses	4,635	4,586	4,599
Goodwill and intangible asset impairments (See Note 10)	—	—	2,705
Restructuring, asset impairment and divestiture (gains) charges, net (see Notes 3 and 4)	(144)	96	214

Operating income (loss)	2,119	1,598	(1,506)
Interest income	34	31	44
Interest expense	(244)	(284)	(301)
Other expense, net	(16)	(75)	(7)

Income (loss) from continuing operations before income taxes	1,893	1,270	(1,770)
Income tax expense	(326)	(138)	(71)

Income (loss) from continuing operations	1,567	1,132	(1,841)
Income from discontinued operations, net of income taxes	168	7	47

Net income (loss)	1,735	1,139	(1,794)
Less: noncontrolling interest in subsidiaries net income	2	7	4

Net income (loss) attributable to Tyco common shareholders	$1,733	$1,132	$(1,798)

Amounts attributable to Tyco common shareholders:
Income (loss) from continuing operations	$1,565	$1,125	$(1,845)
Income from discontinued operations	168	7	47

Net income (loss) attributable to Tyco common shareholders	$1,733	$1,132	$(1,798)

Basic earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	$3.31	$2.32	$(3.90)
Income from discontinued operations	0.35	0.01	0.10

Net income (loss) attributable to Tyco common shareholders	$3.66	$2.33	$(3.80)

Diluted earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	$3.27	$2.31	$(3.90)
Income from discontinued operations	0.35	0.01	0.10

Net income (loss) attributable to Tyco common shareholders	$3.62	$2.32	$(3.80)

Weighted-average number of shares outstanding:
Basic	474	485	473
Diluted	479	488	473

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS

As of September 30, 2011 and September 24, 2010

(in millions, except per share data)

	September 30, 2011	September 24, 2010
Assets
Current Assets:
Cash and cash equivalents	$1,390	$1,775
Accounts receivable, less allowance for doubtful accounts of $110 and $161, respectively	2,401	2,493
Inventories	1,344	1,443
Prepaid expenses and other current assets	896	936
Deferred income taxes	402	382
Assets held for sale	—	324

Total current assets	6,433	7,353
Property, plant and equipment, net	4,051	4,156
Goodwill	9,999	9,577
Intangible assets, net	3,628	3,446
Other assets	2,666	2,596

Total Assets	$26,777	$27,128

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$2	$536
Accounts payable	1,278	1,340
Accrued and other current liabilities	2,407	2,671
Deferred revenue	643	618
Liabilities held for sale	—	103

Total current liabilities	4,330	5,268
Long-term debt	4,146	3,652
Deferred revenue	1,143	1,106
Other liabilities	2,878	3,001

Total Liabilities	12,497	13,027

Commitments and contingencies (see Note 15)
Redeemable noncontrolling interest (see Note 20)	93	—

Tyco Shareholders' Equity:
Common shares, CHF 6.70 par value, 825,222,070 shares authorized, 486,414,669 shares issued as of September 30, 2011; CHF 6.70 par value, 814,801,671 shares authorized, 514,502,770 shares issued as of September 24, 2010	2,792	2,948
Common shares held in treasury, 21,790,502 and 26,097,158 shares, as of September 30, 2011 and September 24, 2010, respectively	(951)	(976)
Contributed surplus	10,717	12,121
Accumulated earnings	2,058	312
Accumulated other comprehensive loss	(434)	(321)

Total Tyco Shareholders' Equity	14,182	14,084
Nonredeemable noncontrolling interest	5	17

Total Equity	14,187	14,101

Total Liabilities, Redeemable Noncontrolling Interest and Equity	$26,777	$27,128

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended September 30, 2011, September 24, 2010 and September 25, 2009

(in millions)

	Number of Common Shares	Common Shares at Par Value (see Note 17)	Common Shares at $0.80 Par Value	Treasury Shares	Share Premium	Contributed Surplus	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Tyco Shareholders' Equity	Non- redeemable Non- controlling Interest	Total Equity
Balance as of September 26, 2008	473	$—	$382	$(192)	$9,236	$4,711	$1,125	$232	$15,494	$14	$15,508
Comprehensive income:
Net loss							(1,798)		(1,798)	4	(1,794)
Currency translation								(203)	(203)		(203)
Unrealized gain on marketable securities and derivative instruments, net of income tax expense of $5 million								9	9		9
Retirement plans, net of income tax benefit of $107 million								(220)	(220)		(220)

Total comprehensive loss									(2,212)	4	(2,208)
Change of Domicile (see Note 17)
Reclassification of shares owned by subsidiaries and cancellation of common shares held in treasury		1		(54)		53			—		—
Reverse share split and issuance of fully paid up shares		3,498	(382)		(3,116)				—		—
Reallocation of share premium to contributed surplus					(6,120)	6,120			—		—
Dividends declared (see Note 17)		(377)					(95)		(472)		(472)
Shares issued from treasury for vesting of share based equity awards and other related tax effects	1			32		(38)			(6)		(6)
Repurchase of common shares by subsidiary						(3)			(3)		(3)
Compensation expense						103			103		103
Cumulative effect of adopting a new accounting principle, net of income tax benefit of $2 million and income taxes of $28 million, respectively (see Note 16)							(5)	61	56		56
Other						(6)	(47)	34	(19)	(5)	(24)

Balance as of September 25, 2009	474	$3,122	$—	$(214)	$—	$10,940	$(820)	$(87)	$12,941	$13	$12,954

Comprehensive income:
Net income							1,132		1,132	7	1,139
Currency translation, net of income tax benefit of $7 million								(201)	(201)		(201)
Retirement plans, net of income tax benefit of $14 million								(33)	(33)		(33)

Total comprehensive income									898	7	905
Dividends declared (see Note 17)		(415)							(415)		(415)
Issuance of shares in connection with the acquisition of Brinks Home Security Inc. (see Note 5)	35	241		2		1,119			1,362		1,362
Replacement of share based equity awards issued in connection with the acquisition of Brinks Home Security Inc.						27			27		27
Shares issued from treasury for vesting of share based equity awards	3			136		(87)			49		49
Repurchase of common shares by treasury	(24)			(900)					(900)		(900)
Compensation expense						122			122		122
Other										(3)	(3)

Balance as of September 24, 2010	488	$2,948	$—	$(976)	$—	$12,121	$312	$(321)	$14,084	$17	$14,101

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

Years Ended September 30, 2011, September 24, 2010 and September 25, 2009

(in millions)

	Number of Common Shares	Common Shares at Par Value (see Note 17)	Treasury Shares	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Tyco Shareholders' Equity	Non- redeemable Non- controlling Interest	Total Equity
Balance as of September 24, 2010	488	$2,948	$(976)	$12,121	$312	$(321)	$14,084	$17	$14,101
Comprehensive income:
Net income					1,733		1,733	1	1,734
Deconsolidation of variable interest entity due to adoption of an accounting standard (See Note 1)								(11)	(11)
Currency translation						(142)	(142)		(142)
Unrealized loss on marketable securities and derivative instruments, net of income tax expense of $2 million						(4)	(4)		(4)
Retirement plans, net of income tax benefit of $12 million						33	33		33

Total comprehensive income							1,620	(10)	1,610
Cancellation of treasury shares		(160)	1,075	(915)			—		—
Dividends declared (See Note 17)		4		(466)			(462)		(462)
Shares issued from treasury for vesting of share based equity awards	7		257	(133)			124		124
Repurchase of common shares by treasury	(30)		(1,300)				(1,300)		(1,300)
Compensation expense				110			110		110
Other			(7)		13		6	(2)	4

Balance as of September 30, 2011	465	$2,792	$(951)	$10,717	$2,058	$(434)	$14,182	$5	$14,187

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 30, 2011, September 24, 2010 and September 25, 2009

(in millions)

	2011	2010	2009
Cash Flows From Operating Activities:
Net income (loss) attributable to Tyco common shareholders	$1,733	$1,132	$(1,798)
Noncontrolling interest in subsidiaries net income	2	7	4
Income from discontinued operations, net of income taxes	(168)	(7)	(47)

Income (loss) from continuing operations	1,567	1,132	(1,841)
Adjustments to reconcile net cash provided by operating activities:
Goodwill and intangible asset impairments	—	—	2,705
Depreciation and amortization	1,318	1,203	1,126
Non-cash compensation expense	110	120	103
Deferred income taxes	91	(129)	(90)
Provision for losses on accounts receivable and inventory	82	127	156
Loss (gain) on the retirement of debt	—	87	(2)
Non-cash restructuring and asset impairment charges (income), net	4	(1)	23
(Gains) losses on divestitures	(230)	(41)	13
Gains on investments	(1)	(11)	(11)
Debt and refinancing cost amortization	12	21	25
Other non-cash items	68	16	52
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(187)	(22)	191
Contracts in progress	(60)	(32)	106
Inventories	(137)	(108)	346
Prepaid expenses and other current assets	(4)	88	2
Accounts payable	25	119	(337)
Accrued and other liabilities	(271)	58	(46)
Income taxes, net	39	12	(138)
Other	11	(9)	4

Net cash provided by operating activities	2,437	2,630	2,387

Net cash (used in) provided by discontinued operating activities	(9)	27	34

Cash Flows From Investing Activities:
Capital expenditures	(788)	(718)	(702)
Proceeds from disposal of assets	9	29	12
Acquisition of businesses, net of cash acquired	(656)	(600)	(48)
Accounts purchased by ADT	(614)	(559)	(543)
Divestiture of businesses, net of cash divested	744	21	2
Decrease in investments	21	59	17
(Increase) decrease in restricted cash	(2)	7	1
Other	(39)	(14)	(1)

Net cash used in investing activities	(1,325)	(1,775)	(1,262)

Net cash provided by (used in) discontinued investing activities	259	(12)	59

Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	805	—	26
Repayment of short-term debt	(1,401)	(243)	(552)
Proceeds from issuance of long-term debt	497	1,001	3,424
Repayment of long-term debt	(4)	(962)	(2,890)
Proceeds from exercise of share options	124	49	1
Dividends paid	(458)	(416)	(388)
Repurchase of common shares by subsidiary	—	—	(3)
Repurchase of common shares by treasury	(1,300)	(900)	—
Transfer from discontinued operations	250	15	93
Other	6	15	9

Net cash used in financing activities	(1,481)	(1,441)	(280)

Net cash used in discontinued financing activities	(250)	(15)	(93)

Effect of currency translation on cash	(6)	7	(10)

Net (decrease) increase in cash and cash equivalents	(375)	(579)	835
Decrease in cash and cash equivalents from deconsolidation of variable interest entity	(10)	—	—
Cash and cash equivalents at beginning of period	1,775	2,354	1,519

Cash and cash equivalents at end of period	$1,390	$1,775	$2,354

Supplementary Cash Flow Information:
Interest paid	$228	$267	$294
Income taxes paid, net of refunds	196	255	281
Supplementary Non-Cash Investing Information:
Issuance of shares in connection with the acquisition of Brinks Home Security Holdings, Inc.	$—	$1,362	$—

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

        Basis of Presentation—The Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd., a corporation organized under the laws of Switzerland, and its subsidiaries (Tyco and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Tyco"). The financial statements have been prepared in United States dollars ("USD") and in accordance with generally accepted accounting principles in the United States ("GAAP"). Certain information described under article 663-663h of the Swiss Code of Obligations has been presented in the Company's Swiss statutory financial statements for the year ended September 30, 2011. Unless otherwise indicated, references to 2011, 2010 and 2009 are to Tyco's fiscal years ending September 30, 2011, September 24, 2010 and September 25, 2009, respectively.

        During the first quarter of fiscal 2011, the Company realigned its Safety Products segment between its ADT Worldwide and Fire Protection Services segments to create two new segments: Tyco Security Solutions and Tyco Fire Protection. Tyco Security Solutions consists of the former ADT Worldwide segment as well as the portion of the former Safety Products segment that manufactures security products including intrusion, security, access control and video management systems. Tyco Fire Protection consists of the former Fire Protection Services segment as well as a number of businesses from the former Safety Products segment including the fire suppression and life safety products businesses. In addition, various businesses were realigned between Tyco Security Solutions and Tyco Fire Protection. See Note 21.

        As a result of this realignment, as well as the sale of a majority interest in the Electrical and Metal Products business (See Note 3), the Company has three core businesses: Tyco Security Solutions, Tyco Fire Protection and Tyco Flow Control.

        Revenue related to the sale of electronic tags and labels utilized in retailer anti-theft systems is classified as revenue from product sales. In reporting periods prior to the first quarter of fiscal 2010, revenue related to the sale of electronic tags and labels utilized in retailer anti-theft systems was misclassified as service revenue. Such item had no effect on net revenue, operating income (loss), net income (loss) and cash flows. No changes have been made to previously filed financial statements or in the comparative amounts presented herein, as the effect in prior periods is not material. Revenue related to the sale of such electronic tags and labels reflected as service revenue was $286 million in 2009 and related cost of services was $176 million in 2009.

        Effective June 29, 2007, Tyco completed the spin-offs of Covidien and TE Connectivity, formerly the Healthcare and Electronics businesses, respectively, into separate, publicly traded companies (the "2007 Separation") in the form of a distribution to Tyco shareholders.

        The Company has a 52 or 53-week fiscal year that ends on the last Friday in September. Fiscal 2011 was a 53-week year which ended on September 30, 2011. Fiscal years 2010 and 2009 were 52-week years.

        Principles of Consolidation—Tyco conducts business through its operating subsidiaries. The Company consolidates companies in which it owns or controls more than fifty percent of the voting shares or has the ability to control through similar rights. Also, the Company consolidates variable interest entities ("VIE") in which the Company has the power to direct the significant activities of the entity and the obligation to absorb losses or receive benefits from the entity that may be significant. All intercompany transactions have been eliminated. The results of companies acquired or disposed of during the year are included in the Consolidated Financial Statements from the effective date of

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

acquisition or up to the date of disposal. References to the segment data are to the Company's continuing operations.

        Use of Estimates—The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenues and expenses. Significant estimates in these Consolidated Financial Statements include restructuring charges, allowances for doubtful accounts receivable, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, loss contingencies (including legal, environmental and asbestos reserves), insurance reserves, net realizable value of inventories, fair values of financial instruments, estimated contract revenue and related costs, income taxes and tax valuation allowances, and pension and postretirement employee benefit expenses. Actual results could differ materially from these estimates.

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

        Sales of security monitoring systems may have multiple elements, including equipment, installation, monitoring services and maintenance agreements. The Company assesses its revenue arrangements to determine the appropriate units of accounting. When ownership of the system is transferred to the customer, each deliverable provided under the arrangement is considered a separate unit of accounting. Revenues associated with sale of equipment and related installations are recognized once delivery, installation and customer acceptance is completed, while the revenue for monitoring and maintenance services are recognized as services are rendered. Amounts assigned to each unit of accounting are based on an allocation of total arrangement consideration using a hierarchy of estimated selling price for the deliverables. The selling price used for each deliverable will be based on Vendor Specific Objective Evidence ("VSOE") if available, Third Party Evidence ("TPE") if VSOE is not available, or estimated selling price if neither VSOE or TPE is available. Revenue recognized for equipment and installation is limited to the lesser of their allocated amounts under the estimated selling price hierarchy or the non-contingent up-front consideration received at the time of installation, since collection of future amounts under the arrangement with the customer is contingent upon the delivery of monitoring and maintenance services.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        While the Company does not expect situations where VSOE is not available for sales of security systems and services, if such cases were to arise the Company would follow the selling price hierarchy to allocate arrangement consideration.

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

        Accounts receivable and other long-term receivables included retainage provisions of $62 million at September 30, 2011 and September 24, 2010, of which $44 million and $45 million were unbilled, respectively. These retainage provisions consist primarily of fire protection contracts and become due upon contract completion and acceptance. As of September 30, 2011 the retainage provision included $49 million that is expected to be collected during fiscal 2012.

        Research and Development—Research and development expenditures are expensed when incurred and are included in cost of product sales, which amounted to $147 million, $131 million and $116 million for 2011, 2010 and 2009, respectively. Research and development expenses include salaries, direct costs incurred and building and overhead expenses.

        Advertising—Advertising costs are expensed when incurred and are included in selling, general and administrative expenses, which amounted to $206 million, $164 million and $131 million for 2011, 2010 and 2009, respectively.

        Acquisition Costs—Acquisition costs are expensed when incurred and are included in selling, general and administrative expenses. See Note 5.

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

        Gains and losses resulting from foreign currency transactions, including dividends declared in Swiss francs through April 2011 and the impact of foreign currency derivatives related to operating activities, are reflected in selling, general and administrative expenses and other expense, net, respectively.

        Cash and Cash Equivalents—All highly liquid investments with maturities of three months or less from the time of purchase are considered to be cash equivalents.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

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

        Property, Plant and Equipment, Net—Property, Plant and Equipment, net is recorded at cost less accumulated depreciation. Depreciation expense for 2011, 2010 and 2009 was $695 million, $654 million and $610 million, respectively. Maintenance and repair expenditures are charged to expense when incurred. Except for pooled subscriber systems, depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and related improvements	Up to 50 years
Leasehold improvements	Lesser of remaining term of the lease or economic useful life
Subscriber systems	Accelerated method up to 15 years
Other machinery, equipment and furniture and fixtures	2 to 21 years

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

        Subscriber system assets and any deferred revenue resulting from the customer acquisition are accounted for over the expected life of the subscriber. In certain geographical areas where the

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Company has a large number of customers that behave in a similar manner over time, the Company accounts for subscriber system assets and related deferred revenue using pools, with separate pools for the components of subscriber system assets and any related deferred revenue based on the same month and year of acquisition. The Company depreciates its pooled subscriber system assets (primarily in North America) and related deferred revenue using an accelerated method with lives up to 15 years. The accelerated method utilizes declining balance rates based on geographical area ranging from 160% to 265% for residential subscriber pools and 135% to 360% for commercial subscriber pools and converts to a straight-line methodology when the resulting depreciation charge is greater than that from the accelerated method. The Company uses a straight-line method with a 14-year life for non-pooled subscriber system assets (primarily in Europe and Asia) and related deferred revenue, with remaining balances written off upon customer termination.

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

        Goodwill and Indefinite-Lived Intangible Asset Impairments—Goodwill and indefinite-lived intangible assets are assessed for impairment annually and more frequently if triggering events occur (see Note 10). In performing these assessments, management relies on various factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable transactions and other market data. There are inherent uncertainties related to these factors which require judgment in applying them to the analysis of goodwill and indefinite-lived intangible assets for impairment. The Company performed its annual impairment tests for goodwill and indefinite-lived intangible assets on the first day of the fourth quarter of 2011.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        Insurable Liabilities—The Company records liabilities for its workers' compensation, product, general and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. Certain insurable liabilities are discounted using a risk-free rate of return when the pattern and timing of the future obligation is reliably determinable. The impact of the discount on the Consolidated Balance Sheets as of September 30, 2011 and September 24, 2010 was to reduce the obligation by $16 million and $21 million, respectively. The Company maintains a captive insurance company to manage certain of its insurable liabilities. The captive insurance company holds certain investments in an escrow account for the purpose of providing collateral for the Company's insurable liabilities. See Note 9. Additionally, the Company records receivables from third party insurers when recovery has been determined to be probable.

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

        All derivative financial instruments are reported on the Consolidated Balance Sheets at fair value. Derivatives used to economically hedge foreign currency denominated balance sheet items related to operating activities are reported in selling, general and administrative expenses along with offsetting transaction gains and losses on the items being hedged. Derivatives used to economically hedge dividends declared in Swiss francs through April of 2011 are reported in the Company's Consolidated Statements of Operations as part of other expense, net along with offsetting transaction gains and losses on the items being hedged. Beginning in May 2011 the Company no longer declares dividends in Swiss francs. Derivatives used to manage the exposure to changes in interest rates are reported in interest expense along with offsetting transaction gains and losses on the items being hedged. Gains and losses on net investment hedges are included in the cumulative translation adjustment component of accumulated other comprehensive loss to the extent they are effective. Gains and losses on derivatives designated as cash flow hedges are recorded in accumulated other comprehensive loss and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The Company classifies cash flows associated with the settlement of derivatives consistent with the nature of the transaction being hedged. The Company did not have any cash flow hedges during 2011. The ineffective portion of all hedges, if any, is recognized currently in earnings as noted above. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings.

        Reclassifications—As a result of the segment realignment, prior period segment amounts have been recast to conform to the current period presentation. See Note 21.

        Recently Adopted Accounting Pronouncements—In September 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance for the accounting for revenue arrangements with multiple deliverables. The guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on VSOE if available,

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

TPE if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. The guidance requires arrangements under which multiple revenue generating activities to be performed be allocated at inception. The residual method under the existing accounting guidance has been eliminated. The guidance became effective for Tyco for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal 2011. The adoption of the guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

        In June 2009, the FASB issued authoritative guidance which amended the existing guidance for the consolidation of VIEs, to address the elimination of the concept of a qualifying special purpose entity. The guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the significant activities of a VIE, and the obligation to absorb losses or the right to receive benefits that may be significant to the VIE. The guidance became effective for Tyco in the first quarter of fiscal 2011. The Company's population of VIE's is primarily composed of joint ventures that are not material to the Company's consolidated operations, financial position, results of operations or cash flows. The adoption of this guidance resulted in the deconsolidation of a joint venture in the Tyco Fire Protection segment, but it did not have a material impact on the Company's financial position, results of operations or cash flows.

        Recently Issued Accounting Pronouncements—In June 2011, the FASB issued authoritative guidance for the presentation of comprehensive income. The guidance amended the reporting of Other Comprehensive Income ("OCI") by eliminating the option to present OCI as part of the Statement of Changes in Shareholder's Equity. The amendment will not impact the accounting for OCI, but only its presentation in the Company's Consolidated Financial Statements. The guidance requires that items of net income and OCI be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements which include total net income and its components, consecutively followed by total OCI and its components to arrive at total comprehensive income. The guidance must be applied retrospectively and is effective for Tyco in the first quarter of fiscal 2013, with early adoption permitted. The Company is currently assessing the timing of its adoption of the guidance.

        In September 2011, the FASB issued authoritative guidance which expanded and enhanced the existing disclosures related to multi-employer pension and other postretirement benefit plans. The amendments require additional quantitative and qualitative disclosures to provide more detailed information including, the significant multi-employer plans in which the Company participates, level of the Company's participation and contributions, financial health and indication of funded status which will provide users of financial statements with a better understanding of the employer's involvement in multi-employer benefit plans. The guidance must be applied retrospectively and is effective for Tyco for the fiscal 2012 annual period, with early adoption permitted. The Company is currently assessing the timing of its adoption of the guidance along with what impact, if any, the guidance will have on its annual disclosures.

        In September 2011, the FASB issued authoritative guidance which amends the process of testing goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not, defined as having a likelihood of more than fifty percent, that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

a reporting unit is less than its carrying amount, performing the traditional two step goodwill impairment test is unnecessary. If an entity concludes otherwise, it would be required to perform the first step of the two step goodwill impairment test. If the carrying amount of the reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test. However, an entity has the option to bypass the qualitative assessment in any period and proceed directly to step one of the impairment test. The guidance is effective for Tyco for interim and annual impairment testing beginning in the first quarter of fiscal 2013, with early adoption permitted. The Company is currently assessing the timing of its adoption of the guidance.

2. 2012 Separation Transaction

        On September 19, 2011, the Company announced that its Board of Directors approved a plan to separate the Company into three separate, publicly traded companies consisting of the Company's North American residential security business, its flow control business, and its commercial fire and security business. The 2012 Separation is expected to be completed by the end of the third calendar quarter of 2012 through a tax-free pro rata distribution of all of the equity interest in the flow control and North American residential security business.

        Completion of the proposed separation is subject to certain conditions, including final approval by the Tyco Board of Directors and shareholders, receipt of tax opinions and rulings and the filing and effectiveness of registration statements with the SEC. The separation will also be subject to the completion of any necessary financing.

        During the quarter and year ended September 30, 2011, the Company incurred $24 million of costs within selling, general and administrative expenses in the Company's Consolidated Statement of Operations, primarily related to professional fees and banking services.

3. Divestitures

        The Company has continued to assess the strategic fit of its various businesses and has pursued the divestiture of certain businesses which do not align with its long-term strategy.

Fiscal 2011

        On November 9, 2010, the Company announced that it entered into an investment agreement (the "Agreement") to sell a majority interest in its Electrical and Metal Products business to an affiliate of the private equity firm Clayton, Dubilier & Rice, LLC (the "Investor"). The Company formed a newly incorporated holding company, Atkore International Group Inc. ("Atkore"), to hold the Company's Electrical and Metal Products business. On December 22, 2010, the transaction closed and the Investor acquired shares of a newly-created class of cumulative convertible preferred stock of Atkore (the "Preferred Stock"). The Preferred Stock initially represented 51% of the outstanding capital stock (on an as-converted basis) of Atkore. In connection with the closing, the Company received cash proceeds of approximately $713 million and recorded a gain of $259 million during the first quarter of 2011. During the year ended September 30, 2011, the Company recorded a net working capital adjustment of $11 million that reduced the gain on disposal. The gain on disposal is recorded within restructuring, asset impairment and divestiture (gains) charges, net in the Company's Consolidated Statements of Operations.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Divestitures (Continued)

        In connection with the sale, the Company determined the fair value of its retained ownership interest in Atkore by implying a total equity value of Atkore using the price paid by the Investor for the Preferred Stock less the expected present value of dividends to be paid on the Preferred Stock (the "Implied Equity Value"). The discount rate used to determine the present value of the expected dividends was calculated by taking the average of the stated return on the Preferred Stock pursuant to the Agreement and Atkore's estimated cost of equity. The Implied Equity Value was then allocated to the Company's retained ownership interest. To arrive at the fair value of the Company's retained ownership interest, the Company applied a discount factor to the Company's allocated Implied Equity Value due to the lack of marketability of the common stock of Atkore, which is now privately held. The fair value of the Company's retained ownership interest was determined to be $137 million, resulting in the Company recognizing a $49 million gain upon deconsolidation during the first quarter of fiscal 2011, which is included in the gain on sale noted above. Tyco's retained ownership interest in Atkore is accounted for under the equity method of accounting and is recorded in other assets in the Company's Consolidated Balance Sheet as of September 30, 2011. The Company's proportionate share of Atkore's net income (loss) is recorded within other expense, net in the Company's Consolidated Statements of Operations as the amounts were not material. The Company recorded an equity loss of $9 million for the year ended September 30, 2011.

Fiscal 2010

        During the fourth quarter of 2009, the Company approved a plan to sell its French security business, which was part of the Company's Tyco Security Solutions segment. The results of operations were presented in continuing operations as the criteria for discontinued operations had not been met. During the second quarter of 2010, the Company completed the sale and recorded a $53 million pre-tax gain within restructuring, asset impairment and divestiture (gains) charges, net in the Company's Consolidated Statements of Operations.

Fiscal 2009

        During the third quarter of 2008, the Company approved a plan to sell a business in its Tyco Security Solutions segment. This business had been classified as held for sale in the Company's historical Consolidated Balance Sheet. During the second quarter of 2009, due to a change in strategy by management, the Company decided not to sell the business. As a result, the business no longer satisfied the requirements to be classified as held for sale. The Company measured the business at the lower of its (i) carrying amount before it was classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the business been continuously classified as held and used, or (ii) fair value at the date the decision not to sell was made. The Company recorded a charge of $8 million in the second quarter of 2009 relating to the amount of depreciation and amortization expense that would have been recorded had the asset been continuously classified as held and used.

Discontinued Operations

Fiscal 2011

        On September 30, 2010, the Company sold its European water business, which was part of the Company's Flow Control segment. The sale was completed for approximately $264 million in cash

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Divestitures (Continued)

proceeds, net of $7 million of cash divested on sale, and a pre-tax gain of $172 million was recorded, which was largely exempt from tax. The gain was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statements of Operations.

Fiscal 2010

        During the third quarter of 2010, the Company approved a plan to sell its European water business, which subsequently closed on September 30, 2010 as discussed in fiscal 2011 above. During the year ended September 24, 2010, the business met the held for sale and discontinued operations criteria and was included in discontinued operations for all periods presented.

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

        Net revenue, pre-tax (loss) income from discontinued operations, pre-tax income (loss) on sale of discontinued operations, income tax benefit (expense) and income from discontinued operations, net of income taxes are as follows ($ millions):

	2011	2010	2009
Net revenue	$3	$326	$358

Pre-tax (loss) income from discontinued operations	$(5)	$28	$23
Pre-tax income (loss) on sale of discontinued operations	170	(5)	33
Income tax benefit (expense)	3	(16)	(9)

Income from discontinued operations, net of income taxes	$168	$7	$47

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Divestitures (Continued)

        There were no material pending divestitures as of September 30, 2011. Balance sheet information for material pending divestitures as of September 24, 2010 was as follows ($ in millions):

2010
Accounts receivables, net	$70
Inventories	71
Prepaid expenses and other current assets	13
Property, plant and equipment, net	59
Goodwill and intangible assets, net	105
Other assets	6

Total assets	$324

Accounts payable	43
Accrued and other current liabilities	36
Other liabilities	24

Total liabilities	$103

        During fiscal year 2007, Tyco completed the spin-offs of its Healthcare and Electronics businesses. The Company has used available information to develop its best estimates for certain assets and liabilities related to the 2007 Separation. In limited instances, final determination of the balances will be made in subsequent periods. There were $13 million and nil of adjustments recorded through shareholders' equity during the years ended September 30, 2011 and September 24, 2010. During the year ended September 25, 2009, $43 million was recorded through shareholders' equity, $9 million of which related to a pre-Separation income tax filing in a non-U.S. jurisdiction and $34 million of other items which reflect immaterial adjustments to shareholders' equity which were recorded to correct the distribution amount at the date of the 2007 Separation. Adjustments in the future for the impact of filing final income tax returns in certain jurisdictions where those returns include a combination of Tyco, Covidien and/or TE Connectivity legal entities and for certain amended income tax returns for the periods prior to the 2007 Separation may be recorded to either shareholders' equity or the Consolidated Statement of Operations depending on the specific item giving rise to the adjustment.

Divestiture (Gains) Charges, Net

        During 2011, 2010, 2009, the Company recorded a net gain of $230 million, a net gain of $40 million, and a net loss of $15 million, respectively, in restructuring, asset impairment and divestiture (gains) charges, net in the Company's Consolidated Statements of Operations in connection with the divestiture and write-down to fair value less cost to sell of certain businesses that did not meet the criteria for discontinued operations. The net gain for the year ended September 30, 2011 includes a gain of $248 million, net of working capital adjustments, recognized in conjunction with the sale of a majority interest in the Company's Electrical and Metal Products business, as discussed above. The net gain for the year ended September 24, 2010 includes the $53 million gain recognized upon the sale of the Company's French security business, as discussed above.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Restructuring and Asset Impairment Charges, Net

        During fiscal 2011, the Company identified and pursued opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across the Company's businesses. The Company expects to incur restructuring and restructuring related charges of approximately $125 to $150 million in fiscal 2012.

        The Company recorded restructuring and asset impairment charges by program and Consolidated Statement of Operations classification as follows ($ in millions):

	For the Year Ended September 30, 2011	For the Year Ended September 24, 2010	For the Year Ended September 25, 2009
2011 program	$85	$—	$—
2009 program	—	142	227
2007 and pre-2006 programs	2	3	5

Total restructuring and asset impairment charges, net	$87	$145	$232

Charges reflected in cost of sales	$2	$8	$27
Charges reflected in selling, general and administrative ("SG&A")	(1)	1	6
Charges reflected in restructuring, asset impairments and divestiture charges (gains), net	86	136	199

2011 Program

        Restructuring and asset impairment charges, net, during the year ended September 30, 2011 are as follows ($ in millions):

	For the Year Ended September 30, 2011
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Charges Reflected in SG&A	Total
Tyco Security Solutions	$20	$6	$—	$—	$26
Tyco Fire Protection	31	2	2	—	35
Tyco Flow Control	10	3	—	(1)	12
Corporate and Other	6	6	—	—	12

Total	$67	$17	$2	$(1)	$85

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Restructuring and Asset Impairment Charges, Net (Continued)

        The rollforward of the reserves from September 24, 2010 to September 30, 2011 is as follows ($ in millions):

Balance as of September 24, 2010	$—
Charges	88
Reversals	(4)
Utilization	(31)

Balance as of September 30, 2011	$53

        Restructuring reserves for businesses that have met the held for sale criteria are included in liabilities held for sale on the Consolidated Balance Sheets and excluded from the table above. See Note 3.

2009 Program

        During fiscal 2010 and 2009 the Company identified and pursued opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across the Company's businesses (the "2009 Program"). As of September 24, 2010, the Company had substantially completed the 2009 Program.

        Restructuring and asset impairment charges, net, during the years ended September 30, 2011, September 24, 2010 and September 25, 2009 related to the 2009 Program are as follows ($ in millions):

	For the Year Ended September 30, 2011
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
Tyco Security Solutions	$(10)	$7	$(3)
Tyco Fire Protection	1	3	4
Tyco Flow Control	(1)	—	(1)

Total	$(10)	$10	$—

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Restructuring and Asset Impairment Charges, Net (Continued)

	For the Year Ended September 24, 2010
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Charges Reflected in SG&A	Total
Tyco Security Solutions	$48	$12	$—	$—	$60
Tyco Fire Protection	41	1	—	2	44
Tyco Flow Control	18	7	1	(1)	25
Electrical and Metal Products	2	3	7	—	12
Corporate and Other	1	—	—	—	1

Total	$110	$23	$8	$1	$142

	For the Year Ended September 25, 2009
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Charges Reflected in SG&A	Total
Tyco Security Solutions	$81	$20	$10	$5	$116
Tyco Fire Protection	52	3	7	—	62
Tyco Flow Control	13	4	3	—	20
Electrical and Metal Products	10	2	7	—	19
Corporate and Other	2	7	—	1	10

Total	$158	$36	$27	$6	$227

        Restructuring and asset impairment charges, net, incurred cumulative to date from initiation of the 2009 Program are as follows ($ in millions):

	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Charges Reflected in SG&A	Total
Tyco Security Solutions	$119	$39	$10	$5	$173
Tyco Fire Protection	94	7	7	2	110
Tyco Flow Control	30	11	4	(1)	44
Electrical and Metal Products	12	5	14	—	31
Corporate and Other	3	7	—	1	11

Total	$258	$69	$35	$7	$369

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Restructuring and Asset Impairment Charges, Net (Continued)

        The rollforward of the reserves from September 24, 2010 to September 30, 2011 is as follows ($ in millions):

Balance as of September 24, 2010	$135
Charges	31
Reversals	(31)
Utilization	(72)
Divestitures	(13)
Currency translation	(2)

Balance as of September 30, 2011	$48

        Restructuring reserves for businesses that have met the held for sale criteria are included in liabilities held for sale on the Consolidated Balance Sheets and excluded from the table above. See Note 3.

2007 and pre-2006 Programs

        During fiscal 2007 and 2008, the Company launched a restructuring program across all of the Company's segments, including the corporate organization, to streamline some of the businesses and reduce the operational footprint (the "2007 Program"). The Company maintained a restructuring reserve related to the 2007 Program of $17 million and $26 million as of September 30, 2011 and September 24, 2010, respectively. The Company incurred $1 million of charges and utilized $10 million of the restructuring reserve balance during the year ended September 30, 2011. In addition, the Company continues to maintain restructuring reserves related to certain programs initiated prior to 2006. The total amount of these reserves was $14 million as of both September 30, 2011 and September 24, 2010. The Company incurred $1 million of charges and utilized $1 million of the restructuring reserve balance during the year ended September 30, 2011. The aggregate remaining reserves related to the 2007 and pre-2006 programs primarily relate to facility exit costs for long-term non-cancelable lease obligations with expiration dates that range from 2011 to 2022 primarily within the Company's Tyco Security Solutions segment.

Total Restructuring Reserves

        As of September 30, 2011 and September 24, 2010, restructuring reserves related to all programs were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	For the Periods Ended
	September 30, 2011	September 24, 2010
Accrued and other current liabilities	$99	$124
Other liabilities	33	51

Total	$132	$175

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions

Fiscal 2011

Acquisitions

        During the year ended September 30, 2011, cash paid for acquisitions included in continuing operations totaled $656 million, net of cash acquired, which primarily related to the acquisitions of Oceania Capital Partners Limited's Signature Security Group ("Signature Security Group"), KEF Holdings Ltd. ("KEF"), and Chemguard Inc. ("Chemguard"). Signature Security Group is an electronic security company operating in Australia and New Zealand primarily in small business and residential markets. Cash paid for Signature Security Group totaled approximately $184 million, net of cash acquired of $2 million by the Company's Tyco Security Solutions segment on April 29, 2011. On June 29, 2011 (the "KEF closing date"), the Company's Tyco Flow Control segment acquired a 75% equity interest in privately-held KEF, a vertically integrated valve manufacturer in the Middle East for approximately $295 million, net of cash acquired of $1 million. In accordance with the terms and conditions of the KEF acquisition agreement, beginning the first full fiscal quarter following the third anniversary of the KEF closing date, the Company can exercise a call option and the noncontrolling interest stakeholder can exercise a put option, which would require the Company to purchase the remaining 25% equity interest for the greater of $100 million or a multiple of KEF's average earnings before income taxes, depreciation and amortization ("EBITDA") for the prior twelve consecutive fiscal quarters. As the put option is redeemable at the option of the noncontrolling interest stakeholder, the remaining 25% equity interest has been accounted for as a redeemable noncontrolling interest. See Note 20. On September 1, 2011, the Company's Fire Protection segment completed the acquisition of Chemguard for approximately $130 million in cash, net of cash acquired of $1 million. Chemguard is a provider of firefighting foam concentrates and equipment, foam systems, services and specialty chemicals.

        On September 15, 2011, the Company agreed to acquire Visonic Ltd. ("Visonic"), a global developer and manufacturer of electronic security systems and components, for approximately $100 million in cash. The transaction is expected to close during the first quarter of fiscal 2012. Following the close of the transaction, the Company intends to combine Visonic with the Company's Tyco Security Solutions segment.

Acquisition and Integration Related Costs

        Acquisition and integration related costs are expensed as incurred. During the year ended September 30, 2011, the Company incurred acquisition costs of $6 million, primarily in connection with its acquisitions of Signature Security Group, KEF, and Chemguard. Such costs are recorded in selling, general and administrative expenses in the Company's Consolidated Statements of Operations. During the year ended September 30, 2011, the Company incurred integration costs of $33 million, primarily in connection with the integration of Brink's Home Security Holdings, Inc ("BHS" or "Broadview Security") into the Tyco Security Solutions segment. Of these costs, $31 million is recorded within selling, general and administrative expenses and $2 million is recorded within cost of product sales within the Company's Consolidated Statements of Operations.

ADT Account Acquisitions

        During the year ended September 30, 2011, the Company paid $614 million of cash to acquire approximately 565,000 customer contracts for electronic security services in the Tyco Security Solutions segment.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

Fiscal 2010

Acquisitions

        During the year ended September 24, 2010, cash paid for acquisitions included in continuing operations totaled $600 million net of cash acquired of $137 million which, primarily related to the acquisition of Broadview Security. Net cash paid for Broadview Security totaled $448 million by the Company's Tyco Security Solutions segment. During the year ended September 24, 2010, the Company's Flow Control segment acquired two Brazilian valve companies, including Hiter Industria e Comercio de Controle Termo-Hidraulico Ltda ("Hiter"), a valve manufacturer which serves a variety of industries including the oil and gas, chemical and petrochemical markets. Net cash paid for the Brazilian valve companies totaled $104 million. The Company's former Electrical and Metal Products segment acquired certain assets of a business for $39 million and its Fire Protection segment acquired a business for $9 million during 2010.

Acquisition and Integration Related Costs

        The Company incurred approximately $17 million of costs directly related to the acquisition of Broadview Security during the year ended September 24, 2010. In addition, the Company recorded $18 million of integration costs during the year ended September 24, 2010. Both acquisition and integration costs have been recorded within selling, general and administrative expenses in the Company's Consolidated Statements of Operations for the year ended September 24, 2010. The Company's Tyco Security Solutions segment and Corporate and Other recorded $32 million and $3 million, respectively, of acquisition and integration costs for the year ended September 24, 2010. In addition, the Company's Tyco Security Solutions segment recorded $14 million of restructuring expenses, in conjunction with the acquisition of Broadview Security, which have been recorded within restructuring, asset impairments and divestiture (gains) charges, net in the Company's Consolidated Statements of Operations for the year ended September 24, 2010.

ADT Account Acquisitions

        During the year ended September 24, 2010, the Company paid $559 million of cash to acquire approximately 501,000 customer contracts for electronic security services in the Tyco Security Solutions segment.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

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

(1)
Represents the fair value of BHS stock option, restricted stock unit and deferred stock unit replacement awards attributable to pre-combination service issued to holders of these awards in the acquisition. The fair value was determined using the Black-Scholes model for stock option

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

  awards and Tyco's closing stock price for the restricted and deferred stock unit awards. The fair value of outstanding BHS stock-based compensation awards that immediately vested at the effective time of the acquisition, was attributed to pre-combination service and was included in the consideration transferred. In addition, there were certain BHS stock-based compensation awards that did not immediately vest upon completion of the acquisition. For those awards, the fair value of the awards attributed to pre-combination service was included as part of the consideration transferred and the fair value attributed to post-combination service is being recognized as compensation expense over the requisite service period in the post-combination financial statements of Tyco.

Fair Value Allocation of Consideration Transferred to Assets Acquired and Liabilities Assumed

        The consideration transferred for BHS has been allocated to identifiable assets acquired and liabilities assumed as of the acquisition date. The following amounts represent the final determination of the fair value of the identifiable assets acquired and liabilities assumed ($ in millions):

Net current assets(1)	$78
Subscriber systems	624
Other property, plant and equipment	49

Total property, plant and equipment	673

Contracts and related customer relationships (10-year weighted-average useful life)	738
Other intangible assets (4-year weighted-average useful life)	12

Total intangible assets	750

Net non-current liabilities(2)	(459)

Net assets acquired	1,042
Goodwill(3)	932

Purchase price	$1,974

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

Actual BHS Financial Results

        BHS actual results from the acquisition date, May 14, 2010, which are included in the Consolidated Statement of Operations for the year ended September 24, 2010 are as follows ($ in millions):

For the Year Ended September 24, 2010
Net revenue	$193
Loss from continuing operations attributable to Tyco common shareholders	$(25)

Supplemental Pro Forma Financial Information (unaudited)

        The supplemental pro forma financial information for the year ended September 24, 2010 and September 25, 2009 are as follows ($ in millions):

	For the Year Ended September 24, 2010	For the Year Ended September 25, 2009
Net revenue	$17,367	$17,415

Income (loss) from continuing operations attributable to Tyco common shareholders	1,149	(1,845)

Income (loss) from continuing operations per share:
Basic earnings (loss) per share attributable to Tyco common shareholders	$2.21	$(3.63)
Diluted earnings (loss) per share attributable to Tyco common shareholders	$2.20	$(3.63)

        The supplemental pro forma financial information is based on the historical financial information for Tyco and BHS. The supplemental pro forma financial information for the period ended September 24, 2010 utilized BHS' historical financial information for its fiscal fourth quarter ended December 31, 2009 and the pre-acquisition period from January 1, 2010 through the acquisition date. The supplemental pro forma financial information reflect primarily the following pro forma pre-tax adjustments:

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

  •
  Reduction of interest income on cash used to fund the acquisition and Tyco dividends assumed to be paid to BHS shareholders; and

  •
  All of the above pro forma adjustments were tax effected using a statutory tax rate of 39%

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

  The supplemental pro forma financial information for the year ended September 24, 2010 reflect the following non-recurring adjustments:

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

Fiscal 2009

Acquisitions

        During the year ended September 25, 2009, cash paid for acquisitions included in continuing operations totaled $48 million, net of cash acquired of $2 million, which primarily related to the acquisition of Vue Technology, Inc., a provider of radio frequency identification technology, for $43 million by the Company's Tyco Security Solutions segment.

Acquisition and Integration Related Costs

        During the year ended September 25, 2009, the Company did not incur any acquisition or integration related costs.

ADT Account Acquisitions

        During the year ended September 25, 2009, the Company paid $543 million of cash to acquire approximately 512,000 customer contracts for electronic security services in its Tyco Security Solutions segment.

6. Other Expense, Net

        Other expense, net of $16 million in 2011, primarily relates to our share of Atkore's net loss of $9 million, which is accounted for under the equity method of accounting, and a decrease in the receivables due from Covidien and TE Connectivity under the Tax Sharing Agreement of $7 million. See Note 7.

        Other expense, net of $75 million in 2010, primarily related to a charge of $87 million as a loss on extinguishment of debt on the redemption of our 6.375% public notes due 2011, 7% notes due 2028 and 6.875% notes due 2029. See Note 12. This loss was partially offset by an $8 million gain recorded as a result of an increase in the receivables due from Covidien and TE Connectivity under the Tax Sharing Agreement.

        Other expense, net of $7 million in 2009, primarily related to a $14 million charge recorded as a result of a decrease in the receivables due from Covidien and TE Connectivity under the Tax Sharing Agreement, which was partially offset by income of $5 million relating to a gain on derivative contracts used to economically hedge the foreign currency risk related to the Swiss franc denominated dividends.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes

        Significant components of the income tax provision for 2011, 2010 and 2009 are as follows ($ in millions):

	2011	2010	2009
Current:
United States:
Federal	$(4)	$45	$(60)
State	10	28	8
Non U.S.	229	194	137

Current income tax provision	$235	$267	$85
Deferred:
United States:
Federal	$45	$(59)	$22
State	18	19	(11)
Non U.S.	28	(89)	(25)

Deferred income tax provision	$91	$(129)	$(14)

	$326	$138	$71

        Non-U.S. income from continuing operations before income taxes was $2,119 million, $1,507 million and $119 million for 2011, 2010, 2009, respectively.

        The reconciliation between U.S. federal income taxes at the statutory rate and the Company's provision for income taxes on continuing operations for the years ended September 30, 2011, September 24, 2010 and September 25, 2009 is as follows ($ in millions):

	2011	2010	2009
Notional U.S. federal income tax (benefit) expense at the statutory rate	$663	$445	$(620)
Adjustments to reconcile to the income tax provision:
U.S. state income tax provision, net	17	16	18
Non U.S. net earnings(1)	(359)	(376)	(282)
Nondeductible charges	10	62	885
Valuation allowance	(4)	(19)	9
Other	(1)	10	61

Provision for income taxes	$326	$138	$71

(1)
Excludes nondeductible charges and other items which are broken out separately in the table.

        Included in nondeductible charges is an income tax benefit from favorable audit resolutions in multiple jurisdictions during 2011.

        Included in the Non-U.S. net earnings for 2010 is a $20 million tax benefit as a result of the Company's disposition of its French security business and a nonrecurring item generating a $30 million tax benefit.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

        Included in the nondeductible charges for 2009 is the loss driven by the goodwill impairment charges of $2.6 billion, for which almost no tax benefit is available.

        Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset as of September 30, 2011 and September 24, 2010 are as follows ($ in millions):

	2011	2010
Deferred tax assets:
Accrued liabilities and reserves	$169	$243
Tax loss and credit carryforwards	2,381	2,491
Postretirement benefits	301	318
Deferred revenue	302	200
Other	554	483

	$3,707	$3,735

Deferred tax liabilities:
Property, plant and equipment	(657)	(711)
Intangibles assets	(672)	(676)
Other	(195)	(122)

	$(1,524)	$(1,509)

Net deferred tax asset before valuation allowance	2,183	2,226
Valuation allowance	(1,400)	(1,379)

Net deferred tax asset	$783	$847

        The valuation allowance for deferred tax assets of $1,400 million and $1,379 million as of September 30, 2011 and September 24, 2010, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The valuation allowance was calculated and recorded when the Company determined that it was more-likely-than-not that all or a portion of our deferred tax assets would not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on the Company's Consolidated Balance Sheets.

        As of September 30, 2011, the Company had $6,277 million of net operating loss carryforwards in certain non-U.S. jurisdictions. Of these, $5,411 million have no expiration, and the remaining $866 million will expire in future years through 2030. In the U.S., there were approximately $1,814 million of federal and $1,536 million of state net operating loss carryforwards as of September 30, 2011, which will expire in future years through 2030.

        As of September 30, 2011 and September 24, 2010, Tyco had unrecognized tax benefits of $270 million and $318 million, respectively, of which $241 million and $276 million, if recognized, would affect the effective tax rate. Tyco recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Tyco had accrued interest and penalties related to the unrecognized tax benefits of $60 million and $63 million as of September 30, 2011 and September 24, 2010, respectively. Tyco recognized $4 million, $13 million and $1 million of income tax expense for

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

interest and penalties related to unrecognized tax benefits as of September 30, 2011, September 24, 2010 and September 25, 2009, respectively.

        A rollforward of unrecognized tax benefits as of September 30, 2011, September 24, 2010 and September 25, 2009 is as follows ($ in millions):

	2011	2010	2009
Balance as of beginning of year	$318	$281	$369
Additions based on tax positions related to the current year	15	11	10
Additions based on tax positions related to prior years	39	58	3
Reductions based on tax positions related to prior years	(95)	(22)	(90)
Reductions related to settlements	(5)	(6)	(4)
Reductions related to lapse of the applicable statute of limitations	(6)	(1)	(6)
Foreign currency translation adjustments	4	(3)	(1)

Balance as of end of year	$270	$318	281

        Many of Tyco's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
Australia	2004 - 2010
Canada	2001 - 2010
Germany	1998 - 2010
Italy	2004 - 2010
South Korea	2006 - 2010
Switzerland	2000 - 2010
United Kingdom	2000 - 2010
United States	1997 - 2010

        Based on the current status of its income tax audits, the Company believes that it is reasonably possible that between nil and $60 million in unrecognized tax benefits may be resolved in the next twelve months.

Tax Sharing Agreement and Other Income Tax Matters

        In connection with the spin-offs of Covidien and TE Connectivity, Tyco entered into a Tax Sharing Agreement that generally governs Covidien's, TE Connectivity's and Tyco's respective rights, responsibilities, and obligations after the 2007 Separation with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the distribution of all of the shares of Covidien or TE Connectivity to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Code or certain internal transactions undertaken in anticipation of the spin-offs to qualify for tax-favored treatment under the Code.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

        Under the Tax Sharing Agreement, Tyco shares responsibility for certain of its, Covidien's and TE Connectivity's income tax liabilities, which result in cash payments, based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and TE Connectivity share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and TE Connectivity's U.S. and certain non-U.S. income tax returns. The costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties. In connection with the execution of the Tax Sharing Agreement, Tyco established a net receivable from Covidien and TE Connectivity representing the amount Tyco expected to receive for pre-Separation uncertain tax positions, including amounts owed to the Internal Revenue Service ("IRS"). As of September 30, 2011 and September 24, 2010, respectively, the aggregate amount of the net receivable was $89 million and $114 million, respectively, of which $73 million and $89 million, respectively, was included in other assets and $16 million and $25 million, respectively, was included in prepaid expenses and other current assets on the Consolidated Balance Sheet. Tyco also established liabilities representing the fair market value of its share of Covidien's and TE Connectivity's estimated obligations, primarily to the IRS, for their pre-Separation taxes covered by the Tax Sharing Agreement. As of September 30, 2011 and September 24, 2010, Tyco had recorded $387 million and $398 million, respectively, in other liabilities, and $49 million and $156 million, respectively, in accrued and other current liabilities. During the year ended September 30, 2011, Tyco made a net cash payment of $113 million to Covidien and TE Connectivity related to the resolution of certain IRS audit and pre-Separation tax matters.

        Tyco assesses the shared tax liabilities and related guaranteed liabilities at each reporting period. The receivable and liability were initially recognized with an offset to shareholders' equity in 2007. During the year ended September 30, 2011, September 24, 2010 and September 25, 2009, Tyco recorded expense of $7 million, income of $8 million and expense of $14 million, respectively, in accordance with the Tax Sharing Agreement. Tyco will provide payment to Covidien and TE Connectivity under the Tax Sharing Agreement as the shared income tax liabilities are settled. Settlement is expected to occur as the audit process by applicable taxing authorities is completed for the impacted years and cash payments are made. Notwithstanding the resolution of these items, certain significant items regarding pre-Separation shared tax liabilities remain open, and given the nature of these liabilities, the maximum amount of potential future payments under the Tax Sharing Agreement is not determinable. Such cash payments, when they occur, will reduce the guarantor liability as such payments represent an equivalent reduction of risk. Tyco also assesses the sufficiency of the Tax Sharing Agreement guarantee liability on a quarterly basis and will increase the liability when it is probable that cash payments expected to be made under the Tax Sharing Agreement exceed the recorded balance.

        Tyco and its subsidiaries' income tax returns are examined periodically by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments, in particular with respect to years preceding the 2007 Separation. The issues and proposed adjustments related to such years are generally subject to the sharing provisions of the Tax Sharing Agreement. Tyco is reviewing and contesting certain of the proposed tax adjustments. With respect to adjustments raised by the IRS, although the Company expects to resolve a substantial number of these adjustments, a few significant items are expected to remain open with respect to the audit of the 1997 through 2004 years. As of the date hereof, it is unlikely that Tyco will be able to resolve the open items, which primarily involve the treatment of certain intercompany debt transactions during the period, through the IRS appeals process. As a result, Tyco may be required to litigate these

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

matters. The Company has assessed its obligations under the Tax Sharing Agreement, including with respect to the proposed civil fraud penalties discussed below, to determine that its recorded liability of $436 million is sufficient to cover the indemnifications made by the Company under such agreement. See Note 13. However, the ultimate resolution of these matters is uncertain and could result in a material adverse impact to the Company's financial position, results of operations, cash flows or the effective tax rate in future reporting periods.

        In connection with the aforementioned audits, the IRS proposed civil fraud penalties against a prior subsidiary that was distributed to TE Connectivity in connection with the 2007 Separation. The penalties allegedly arise from actions of former executives taken in connection with intercompany transfers of stock of Simplex Technologies in 1998 and 1999. Based on statutory guidelines, the Company estimates the proposed penalties could range between $30 million and $50 million. This is a pre-Separation tax liability that is covered by the provisions of the Tax Sharing Agreement. Also in connection with the IRS audits described above, during the fourth quarter of 2009, the Company, as Audit Management Party under the Tax Sharing Agreement, reached a settlement agreement with the IRS on certain deductions taken by Tyco, Covidien and TE Connectivity on pre-separation tax returns filed for the periods 2001 to 2004. The settlement did not have a material effect to the Company's results of operations, financial position or cash flows. Notwithstanding this settlement, as mentioned above, certain significant items related to the audits of the periods from 1997 to 2004 remain open. Additionally, the Company considered the potential impact of the settlement as part of its quarterly assessment of the guarantee liability and concluded that no adjustment to the liability was needed.

        In addition to dealing with pre 2007 Separation tax liabilities of each of the three entities party thereto, the Tax Sharing Agreement contains sharing provisions to address the contingency that the 2007 Separation itself, or internal transactions related to the 2007 Separation, may be deemed taxable by U.S. or non U.S. taxing authorities. In the event the 2007 Separation is determined to be taxable and such determination was the result of actions taken after the 2007 Separation by Tyco, Covidien or TE Connectivity, the party responsible for such failure would be responsible for all taxes imposed on each company as a result thereof. If such determination is not the result of actions taken by any of the three companies after the 2007 Separation, then Tyco, Covidien and TE Connectivity would be responsible for 27%, 42% and 31%, respectively, of any taxes imposed on any of the companies as a result of such determination. Such tax amounts could be significant. The Company is responsible for all of its own taxes that are not shared pursuant to the Tax Sharing Agreement's sharing formula. In addition, Covidien and TE Connectivity are responsible for their tax liabilities that are not subject to the Tax Sharing Agreement's sharing formula.

        If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party's fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, the Company could be liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, the Company may be obligated to pay amounts in excess of its agreed-upon share of Tyco's, Covidien's and TE Connectivity's tax liabilities. See Note 13.

        Except for earnings that are currently distributed, no additional material provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

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

8. Earnings Per Share

        During the first quarter of fiscal 2010, the Company adopted the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. The Company historically issued certain restricted stock awards that vest over a period of three years which contained non-forfeitable rights to dividends and should be treated as participating securities. These types of awards were last issued during fiscal 2006. Awards containing such rights that are unvested are considered to be participating securities and are included in the computation of earnings per share pursuant to the two-class method. All of these awards were vested as of September 25, 2009. As a result, the Company was not required to compute earnings per share for fiscal 2011 and 2010 using the two-class method unless new awards are granted. The retrospective application of this guidance did not have an impact on the Company's historically reported earnings per share for 2009 as the effects would be anti-dilutive because the Company reported a loss from continuing operations.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Earnings Per Share (Continued)

        The reconciliations between basic and diluted earnings per share attributable to Tyco common shareholders for 2011, 2010 and 2009 are as follows (in millions, except per share data):

	2011				2010				2009
	Income		Shares	Per Share Amount	Income		Shares	Per Share Amount	Loss		Shares	Per Share Amount
Basic earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	$1,565		474	$3.31	$1,125		485	$2.32	$(1,845)		473	$(3.90)
Less: Income allocated to participating securities	NA	(1)	—		NA	(1)	—		NA	(2)	—
Share options and restricted share awards			5				3				—
Diluted earnings per share attributable to Tyco common shareholders:
Add: Income allocated to participating securities	NA	(1)	—		NA	(1)	—		NA	(2)	—

Income from continuing operations attributable to Tyco common shareholders, giving effect to dilutive adjustments	$1,565		479	$3.27	$1,125		488	$2.31	$(1,845)		473	$(3.90)

(1)
The two-class method is not applicable for the fiscal years ended September 30, 2011 and September 24, 2010 as all participating securities were vested as of September 25, 2009.

(2)
The two-class method is not applicable for the fiscal year ended September 25, 2009 as the effects would be anti-dilutive because the Company reported a loss from continuing operations for this period.

        The computation of diluted earnings per share for 2011 excludes the effect of the potential exercise of share options to purchase approximately 10 million shares and excludes restricted share awards of nil because the effect would be anti-dilutive.

        The computation of diluted earnings per share for 2010 and 2009 excludes the effect of the potential exercise of share options to purchase approximately 15 million and 27 million shares, respectively, and excludes restricted share awards of approximately 2 million and 5 million shares, respectively, because the effect would be anti-dilutive.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Investments

        The cost and fair market value of the Company's available-for-sale investments which are primarily held by our captive insurance company by type of security and classification in the Company's Consolidated Balance Sheets are as follows ($ in millions):

        As of September 30, 2011:

				Consolidated Balance Sheet Classification
Type of Security	Cost Basis	Gross Unrealized Gain	Fair Value	Prepaids and Other Current Assets	Other Assets
Corporate debt securities	$43	$—	$43	$11	$32
U.S. Government debt securities	200	4	204	49	155

	$243	$4	$247	$60	$187

        As of September 24, 2010:

				Consolidated Balance Sheet Classification
Type of Security	Cost Basis	Gross Unrealized Gain	Fair Value	Prepaids and Other Current Assets	Other Assets
Corporate debt securities	$59	$1	$60	$15	$45
U.S. Government debt securities	212	5	217	39	178
Other debt securities	6	—	6	5	1

	$277	$6	$283	$59	$224

        Investments with continuous unrealized losses for less than 12 months and 12 months or greater as of September 30, 2011 and September 24, 2010 were not material. The Company did not record any other-than-temporary impairments in the years ended 2011, 2010, and 2009.

        The maturities of the Company's investments in debt securities as of September 30, 2011 are as follows ($ in millions):

	Cost Basis	Fair Value
Due in one year or less	$59	$60
Due after one year through five years	184	187

Total	$243	$247

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Goodwill and Intangible Assets

  Fiscal 2011 and 2010 Goodwill

        Annually, in the fiscal fourth quarter, and more frequently if triggering events occur, the Company tests goodwill for impairment by comparing the fair value of each reporting unit with its carrying amount. Fair value for each reporting unit is determined utilizing a discounted cash flow analysis based on the Company's forecast cash flows discounted using an estimated weighted-average cost of capital of market participants. A market approach is utilized to corroborate the discounted cash flow analysis performed at each reporting unit. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered potentially impaired. In determining fair value, management relies on and considers a number of factors, including operating results, business plans, economic projections, including expectations and assumptions regarding the timing and degree of any economic recovery, anticipated future cash flow, comparable market transactions (to the extent available), other market data and the Company's overall market capitalization. There were no goodwill impairments as a result of performing the Company's 2011 and 2010 annual impairment tests. Based on the Company's most recent annual goodwill impairment assessment performed during the fourth quarter of fiscal 2011, the Company determined that its Water and Environmental Systems reporting unit within the Tyco Flow Control segment had limited recoverability of goodwill. The fair value of the reporting unit exceeded its carrying value by 6.9%. As of September 30, 2011, the Water and Environmental Systems goodwill balance was $298 million. While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that in the future an impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. The Company will continue to monitor the recoverability of its goodwill.

        During the first quarter of fiscal 2011, the Company realigned its Safety Products segment between its ADT Worldwide and Fire Protection segments to create two new segments: Tyco Security Solutions and Tyco Fire Protection. Also, various businesses were realigned between Tyco Security Solutions and Tyco Fire Protection. As a result of the realignment of business activities, the balances as of September 25, 2009 have been recast. As part of the realignment the Company tested the related goodwill balances for recoverability and determined goodwill continued to be recoverable.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Goodwill and Intangible Assets (Continued)

        The changes in the carrying amount of goodwill by segment for 2011 and 2010 are as follows ($ in millions):

	As of September 25, 2009	Acquisitions/ Purchase Accounting Adjustments	Divestitures	Currency Translation	As of September 24, 2010
Tyco Security Solutions
Gross Goodwill	$5,921	$929	$(3)	$(48)	$6,799
Impairments	(1,332)	—	—	—	(1,332)

Carrying Amount of Goodwill	4,589	929	(3)	(48)	5,467

Tyco Fire Protection
Gross Goodwill	2,638	—	(10)	5	2,633
Impairments	(429)	—	—	—	(429)

Carrying Amount of Goodwill	2,209	—	(10)	5	2,204

Tyco Flow Control
Gross Goodwill	1,993	76	(106)	(57)	1,906
Impairments	—	—	—	—	—

Carrying Amount of Goodwill	1,993	76	(106)	(57)	1,906

Electrical and Metal Products
Gross Goodwill	935	—	—	—	935
Impairments	(935)	—	—	—	(935)

Carrying Amount of Goodwill	—	—	—	—	—

TOTAL
Gross Goodwill	11,487	1,005	(119)	(100)	12,273
Impairments	(2,696)	—	—	—	(2,696)

Carrying Amount of Goodwill	$8,791	$1,005	$(119)	$(100)	$9,577

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Goodwill and Intangible Assets (Continued)

	As of September 24, 2010	Acquisitions/ Purchase Accounting Adjustments	Divestitures	Currency Translation	As of September 30, 2011
Tyco Security Solutions
Gross Goodwill	$6,799	$133	$(1)	$(18)	$6,913
Impairments	(1,332)	—	—	—	(1,332)

Carrying Amount of Goodwill	5,467	133	(1)	(18)	5,581

Tyco Fire Protection
Gross Goodwill	2,633	45	(4)	3	2,677
Impairments	(429)	—	—	—	(429)

Carrying Amount of Goodwill	2,204	45	(4)	3	2,248

Tyco Flow Control
Gross Goodwill	1,906	253	(16)	27	2,170
Impairments	—	—	—	—	—

Carrying Amount of Goodwill	1,906	253	(16)	27	2,170

Electrical and Metal Products
Gross Goodwill	935	—	(935)	—	—
Impairments	(935)	—	935	—	—

Carrying Amount of Goodwill	—	—	—	—	—

TOTAL
Gross Goodwill	12,273	431	(956)	12	11,760
Impairments	(2,696)	—	935	—	(1,761)

Carrying Amount of Goodwill	$9,577	$431	$(21)	$12	$9,999

  Fiscal 2009 Goodwill Impairment

        The Company began to experience a decline in revenue during the first quarter of 2009 in its Tyco Security Solutions and Tyco Fire Protection segments as a result of a slowdown in the commercial markets including the retailer end market as well as a decline in sales volume at its former Electrical and Metal Products segment due to the slowdown in the non-residential construction market. Although the Company considered and concluded that these factors did not constitute triggering events during the first quarter of 2009, the continued existence of these conditions during the second quarter of 2009, along with downward revisions to forecast results, restructuring actions and weaker industry outlooks, caused the Company to conclude that sufficient indicators of impairment existed for certain reporting units in the above mentioned businesses. The Company determined that these events and changes in circumstances constituted triggering events for the following six reporting units: Europe, Middle East and Africa ("EMEA") Security reporting units, Access Control and Video Systems ("ACVS"), and Sensormatic Retail Solutions ("SRS") within the Tyco Security Solutions segment. EMEA Fire reporting units and Life Safety within the Tyco Fire Protection segment and Electrical and Metal Products reporting unit within the Electrical and Metal Products segment. As a result of the triggering events, the Company assessed the recoverability of each of the reporting unit's long-lived assets and

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Goodwill and Intangible Assets (Continued)

concluded that the carrying amounts were recoverable at March 27, 2009. Subsequently, the Company performed the first step of the goodwill impairment test for these reporting units.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Goodwill and Intangible Assets (Continued)

2009. Specifically, the Company recorded the following non-cash goodwill impairment charges at the following reporting units ($ in millions):

Reporting Unit	Pre-tax Charge	After-tax Charge
EMEA Fire	$180	$179
EMEA Security	613	610
Electrical and Metal Products	935	915
ACVS	327	321
Life Safety	240	236
SRS	346	340

Total	$2,641	$2,601

Fiscal 2011 and 2010 Intangible Assets

        Indefinite lived intangible assets consisting primarily of trade names are tested for impairment using the relief from royalty method. There were no indefinite lived intangible asset impairments as a result of performing the Company's 2011 and 2010 annual impairment tests.

        The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets as of September 30, 2011 and September 24, 2010 ($ in millions):

				September 24, 2010
	September 30, 2011
						Weighted- Average Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$8,225	$5,077	14 years	$7,664	$4,606	14 years
Intellectual property	571	483	19 years	546	477	20 years
Other	116	22	10 years	29	15	8 years

Total	$8,912	$5,582	14 years	$8,239	$5,098	14 years

Non-Amortizable:
Intellectual property	$212			$213
Other	86			92

Total	$298			$305

        Intangible asset amortization expense for 2011, 2010 and 2009 was $623 million, $549 million and $516 million, respectively.

        The estimated aggregate amortization expense on intangible assets is expected to be approximately $600 million for 2012, $500 million for 2013, $425 million for 2014, $375 million for 2015 and $325 million for 2016.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Goodwill and Intangible Assets (Continued)

Fiscal 2009 Intangible Asset Impairment

        The Company began to experience a decline in revenue during the first quarter of 2009 at its Tyco Security Solutions segment due to a slowdown in the commercial markets including the retailer end market. Although the Company considered and concluded these factors did not constitute triggering events during the first quarter of 2009, the continued existence of these conditions during the second quarter of 2009, along with downward revisions to forecast results, restructuring actions and weaker industry outlooks, caused the Company to conclude that sufficient indicators of impairment existed for certain indefinite-lived intangible assets. This deterioration of the business environment related to the retailer business of the Tyco Security Solutions segment resulted in a further lowering of management's projections of revenues from the retailer end market during the second quarter of 2009.

        Based on these factors and uncertainties described above, estimates of future cash flows used in determining the fair value of the Company's Sensormatic tradename as well as franchise rights relating to Winner and Sensormatic Security Corp ("SSC") during the second quarter of 2009 were revised downward relative to the estimates used in the Company's most recent test during the fourth quarter of 2008. The range of the discount rates utilized was increased to reflect increased risk due to economic volatility and uncertainties related to demand for the Company's products and services. The discount rates were as follows:

	Second Quarter of 2009	Fourth Quarter of 2008
Discount Rate	12.0% to 12.3%	10.4%

        The results of the impairment test indicated that the Tyco Security Solutions Sensormatic tradename and Winner and SSC franchise rights estimated fair values were less than their respective carrying amounts. As such, the Company recorded an aggregate non-cash impairment charge of $64 million ($40 million after-tax) which was recorded in goodwill and intangible asset impairments in the Company's Consolidated Statement of Operations for the quarter ended March 27, 2009. Specifically, the Company recorded the following non-cash intangible asset impairment charges to reduce the carrying amount of the following indefinite-lived intangible assets (in millions):

Intangible Asset	Pre-tax Charge	After-tax Charge
Sensormatic tradename	$42	$26
Winner franchise rights	14	9
SSC franchise rights	8	5

Total	$64	$40

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Related Party Transactions

        The Company has amounts due related to loans and advances issued to employees in prior years under the Company's Key Employee Loan Program, relocation programs and other advances made to executives. Loans were provided to employees under the Company's Key Employee Loan Program, which is now discontinued, except for outstanding loans for the payment of taxes upon the vesting of shares granted under our Restricted Share Ownership Plans. During the fourth quarter of 2002, the Board of Directors and new senior management adopted a policy under which no new loans are allowed to be granted to any officers of the Company and existing loans are not allowed to be extended or modified. There have been no loans made to any of the Company's current executives. The outstanding loans are not collateralized and bear interest, payable annually, at a rate based on the six-month LIBOR, calculated annually as the average of the rates in effect on the first day of each of the preceding 12 months. Loans are generally repayable in ten years; however, earlier payments are required under certain circumstances, such as when an employee is terminated. In addition, the Company made mortgage loans to certain employees under employee relocation programs. These loans are generally payable in 15 years and are collateralized by the underlying property. The maximum amount outstanding under these programs was $21 million as of both September 30, 2011 and September 24, 2010. Loans receivable under these programs, as well as other unsecured advances outstanding, were $21 million as of both September 30, 2011 and September 24, 2010, respectively. The total outstanding loans receivable includes loans to L. Dennis Kozlowski, the Company's former chairman and chief executive officer (until June 2002). The amount outstanding under these loans, plus accrued interest, was $28 million as of both September 30, 2011 and September 24, 2010 and the rate of interest charged on such loans was 0.5% in both 2011 and 2010. Interest income on these interest bearing loans was not material for all periods presented. Certain of the above loans totaling $1 million as of both September 30, 2011 and September 30, 2010 are non-interest bearing.

        The Company filed civil complaints against Mr. Kozlowski and its former chief financial officer, Mark Swartz, for breach of fiduciary duty and other wrongful conduct relating to alleged abuses of the Company's Key Employee Loan Program and relocation program, unauthorized bonuses, unauthorized payments, self-dealing transactions and other improper conduct.

        In June 2002, the Company filed a civil complaint against Frank E. Walsh, Jr., a former director, for breach of fiduciary duty, inducing breaches of fiduciary duty and related wrongful conduct involving a $20 million payment by Tyco, $10 million of which was paid to Mr. Walsh with the balance paid to a charity of which Mr. Walsh is trustee. The payment was purportedly made for Mr. Walsh's assistance in arranging the Company's acquisition of The CIT Group, Inc. (the "CIT Group"). On December 17, 2002, Mr. Walsh pleaded guilty to a felony violation of New York law in the Supreme Court of the State of New York, (New York County) and settled a civil action for violation of federal securities laws brought by the SEC in United States District Court for the Southern District of New York. Both the felony charge and the civil action were brought against Mr. Walsh based on such payment. The felony charge accused Mr. Walsh of intentionally concealing information concerning the payment from Tyco's directors and shareholders while engaged in the sale of Tyco securities in the State of New York. The SEC action alleged that Mr. Walsh knew that the registration statement covering the sale of Tyco securities as part of the CIT Group acquisition contained a material misrepresentation concerning fees payable in connection with the acquisition. Pursuant to the plea and settlement, Mr. Walsh paid $20 million in restitution to Tyco on December 17, 2002. In October 2010, the U.S. District Court for the Southern District of New York denied Tyco's affirmative claims for recovery of damages against Mr. Walsh. Tyco is pursuing an appeal. This affirmative matter, and the affirmative matters against

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Related Party Transactions (Continued)

Messrs. Kozlowski and Swartz, are not subject to the liability sharing provisions of the Separation and Distribution Agreement. Separately, Mr. Walsh is pursuing a New York state court claim against the Company asserting his entitlement to indemnification. This action is subject to the liability sharing provisions of the Separation and Distribution Agreement.

        During 2011, 2010 and 2009, the Company engaged in commercial transactions in the normal course of business with companies where the Company's Directors were employed and served as officers. Purchases from these companies during each year aggregated less than 1 percent of consolidated net revenue.

12. Debt

        Debt as of September 30, 2011 and September 24, 2010 is as follows ($ in millions):

	September 30, 2011	September 24, 2010
6.75% public notes due 2011(1)	$—	$516
6.0% public notes due 2013	655	655
4.125% public notes due 2014	499	499
3.375% public notes due 2015	499	498
3.75% public notes due 2018	249	—
8.5% public notes due 2019	750	750
7.0% public notes due 2019	431	432
6.875% public notes due 2021	715	715
4.625% public notes due 2023	248	—
Other(1)(2)	102	123

Total debt	4,148	4,188
Less current portion	2	536

Long-term debt	$4,146	$3,652

(1)
6.75% public notes due 2011, plus $20 million of the amount shown as other, comprise the current portion of the Company's total debt as of September 24, 2010.

(2)
$2 million of the amount shown as other, comprise the current portion of the Company's total debt as of September 30, 2011.

  Fair Value

        The carrying amount of Tyco's debt subject to the fair value disclosure requirements as of September 30, 2011 and September 24, 2010 was $4,046 million and $4,065 million, respectively. The Company has determined the fair value of such debt to be $4,689 million and $4,730 million as of September 30, 2011 and September 24, 2010, respectively. The Company utilizes various valuation methodologies to determine the fair value of its debt, which is primarily dependent on the type of market in which the Company's debt is traded. When available, the Company uses quoted market prices to determine the fair value of its debt that is traded in active markets. As of September 30, 2011

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Debt (Continued)

and September 24, 2010, the fair value of the Company's debt which was actively traded was $4,689 million and $4,730 million, respectively.

  Commercial Paper

        As of September 30, 2011 and September 24, 2010, Tyco International Finance, S.A. ("TIFSA"), the Company's finance subsidiary, had no commercial paper outstanding.

  Credit Facilities

        On March 24, 2011, TIFSA, as the Borrower, and the Company as the Guarantor, entered into a Four-Year Senior Unsecured Credit Agreement, providing for revolving credit commitments in the aggregate amount of $750 million (the "Credit Agreement"). In connection with entering into the Credit Agreement, TIFSA and the Company terminated the existing Three-Year Senior Unsecured Credit Agreement, dated June 24, 2008, which provided for revolving credit commitments in the aggregate amount of $500 million. The Credit Agreement also reduced the lenders' commitments under the existing Five-Year Senior Unsecured Credit Agreement, dated April 25, 2007, from an aggregate of $1.19 billion to $750 million, and which is scheduled to expire in April 2012.

        As a result of entering into the Credit Agreement and the termination and reduction described above, the Company's committed revolving credit facilities totaled $1.5 billion as of September 30, 2011. These revolving credit facilities may be used for working capital, capital expenditures and general corporate purposes. As of September 30, 2011 and September 24, 2010, there were no amounts drawn under the Company's revolving credit facilities. Interest under the revolving credit facilities is variable and is calculated by reference to LIBOR or an alternate base rate.

  Fiscal 2011 Debt Issuance/Repayment

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

        Prior to January 15, 2018 in the case of the 2018 Notes and prior to October 15, 2022 in the case of the 2023 Notes, TIFSA may redeem any of the notes at a redemption price equal to the greater of the principal amount of the notes of such series or a make-whole amount, plus in each case, accrued and unpaid interest. On or after October 15, 2022, TIFSA may redeem the 2023 Notes at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. The holders of both the 2018 Notes and the 2023 Notes have the right to require TIFSA to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control triggering event, which requires both a change of control and rating event, each as defined in the indenture

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Debt (Continued)

governing the notes. The debt issuance costs will be amortized from the date of issuance to the maturity date of each series of the notes. Interest is payable semi-annually on January 15th and July 15th for both the 2018 Notes and 2023 Notes.

  Fiscal 2010 Debt Issuance/Repayment

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

  Fiscal 2009 Debt Issuance/Repayment

        On January 9, 2009, TIFSA issued $750 million aggregate principal amount of 8.5% notes due on January 15, 2019, which are fully and unconditionally guaranteed by the Company (the "2019 notes").

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Debt (Continued)

TIFSA received net proceeds of approximately $745 million after underwriting discounts and offering expenses of approximately $5 million. The 2019 notes are unsecured and rank equally with TIFSA's other unsecured and unsubordinated debt. TIFSA may redeem any of the 2019 notes at any time by paying the greater of the principal amount of the notes or a "make-whole" amount, plus accrued and unpaid interest. The holders of the 2019 notes have the right to require TIFSA to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control triggering event, which requires both a change of control and a rating event as defined by the Indenture governing the notes. Additionally, the holders of the 2019 notes have the right to require the Company to repurchase all or a portion of the 2019 notes on July 15, 2014 at a purchase price equal to 100% of the principal amount of the notes tendered, plus accrued and unpaid interest. Otherwise, the notes mature on January 15, 2019. Debt issuance costs will be amortized from the date of issuance to the earliest redemption date, which is July 15, 2014. Interest is payable semi-annually on January 15th and July 15th.

        On January 15, 2009, TIFSA made a payment of $215 million to extinguish all of its 6.125% notes, due 2009 which matured on the same date. Additionally, in November 2008, TIFSA made a payment of $300 million to extinguish all of its 6.125% notes due 2008.

  Other Debt Information

        The aggregate amounts of principal debt, including capital leases, maturing during the next five fiscal years and thereafter are as follows ($ in millions): $3 in 2012, $4 in 2013, $661 in 2014, $506 in 2015, $508 in 2016 and $2,409 thereafter.

        The weighted-average interest rate on total debt was 5.9% and 6.3% as of September 30, 2011 and September 24, 2010, respectively, excluding the impact of interest rate swaps. The weighted-average interest rate on short-term debt was 6.8% as of September 24, 2010. There was no public short-term debt outstanding as of September 30, 2011. As of September 30, 2011 and September 24, 2010, the Company had swapped an aggregate of approximately $1.2 billion and $1.5 billion, respectively, of fixed for floating rate debt. The impact of the Company's interest rate swap agreements on reported interest expense was a net decrease of $22 million for 2011, a net decrease of $24 million for 2010, and a net decrease of $6 million for 2009.

        In connection with the acquisition of KEF during the year ended September 30, 2011, the Company acquired $64 million of debt which was substantially paid as of September 30, 2011.

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

        There are certain guarantees or indemnifications extended among Tyco, Covidien and TE Connectivity in accordance with the terms of the Separation and Distribution Agreement and the Tax

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Guarantees (Continued)

Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. At the time of the 2007 Separation, Tyco recorded a liability necessary to recognize the fair value of such guarantees and indemnifications. In the absence of observable transactions for identical or similar guarantees, the Company determined the fair value of these guarantees and indemnifications utilizing expected present value measurement techniques. Significant assumptions utilized to determine fair value included determining a range of potential outcomes, assigning a probability weighting to each potential outcome and estimating the anticipated timing of resolution. The probability weighted outcomes were discounted using the Company's incremental borrowing rate. The liability necessary to reflect the fair value of guarantees and indemnifications under the Tax Sharing agreement was $436 million and $554 million on the Company's Consolidated Balance Sheets as of September 30, 2011 and September 24, 2010, respectively. Of these amounts $49 million and $156 million are included in accrued and other current liabilities and the remaining amounts in other liabilities as of September 30, 2011 and September 24, 2010, respectively. During 2011, the Company made a net cash payment of $113 million to Covidien and TE Connectivity related to the resolution of certain audit and pre-Separation tax matters. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. See Note 7.

        In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien and TE Connectivity operating entities. In connection with the 2007 Separation, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien or TE Connectivity. To the extent these guarantees were not assigned prior to the separation date, Tyco assumed primary liability on any remaining such support. The Company's obligations were $4 million, which were included in other liabilities on the Company's Consolidated Balance Sheets as of both September 30, 2011 and September 24, 2010, respectively, with an offset to shareholders' equity on the separation date.

        In disposing of assets or businesses, the Company often provides representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company has no reason to believe that these uncertainties would have a material adverse effect on the Company's financial position, results of operations or cash flows. The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 15.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

        As of September 30, 2011, the Company had total outstanding letters of credit and bank guarantees of approximately $724 million.

        The Company records estimated product warranty costs at the time of sale. See Note 1.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Guarantees (Continued)

        The changes in the carrying amount of the Company's warranty accrual from September 24, 2010 to September 30, 2011 were as follows ($ in millions):

Balance as of September 24, 2010	$57
Warranties issued	24
Changes in estimates	(5)
Settlements	(25)

Balance as of September 30, 2011	$51

        Warranty accruals for businesses that have met the held for sale criteria are included in liabilities held for sale on the Consolidated Balance Sheets and excluded from the table above. See Note 3.

14. Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value as of September 30, 2011 and September 24, 2010. The fair value of derivative financial instruments was not material to any of the periods presented. See below for the fair value of investments and Note 12 for the fair value of debt.

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

        For derivative instruments that are designated and qualified as hedging instruments for accounting purposes, the Company documented and linked the relationships between the hedging instruments and hedged items. The Company also assessed and documented at the hedge's inception whether the derivatives used in hedging transactions were effective in offsetting changes in fair values associated with the hedged items. These hedges did not result in any hedge ineffectiveness for the years ended September 30, 2011, September 24, 2010, and September 25, 2009.

        All derivative financial instruments are reported on the Consolidated Balance Sheet at fair value with changes in the fair value of the derivative financial instruments recognized currently in the Company's Statement of Operations, with the exception of net investment hedges for which changes in fair value are reported in the cumulative translation component of accumulated other comprehensive loss to the extent the hedges are effective. The ineffective portion of the hedge, if any, is recognized in the Consolidated Statement of Operations. The derivative financial instruments and impact of such changes in the fair value of the derivative financial instruments was not material to the Consolidated Balance Sheets as of September 30, 2011 and September 24, 2010 or Consolidated Statements of Operations and Statements of Cash Flows for the years ended September 30, 2011, September 24, 2010 and September 25, 2009.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Financial Instruments (Continued)

Foreign Currency Exposures

        The Company manages foreign currency exchange rate risk through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact and potential variability in cash flows associated with intercompany loans and accounts receivable, accounts payable and forecasted transactions that are denominated in certain foreign currencies. As of September 30, 2011 and September 24, 2010, the total gross notional amount of the Company's foreign exchange contracts was $836 million and $860 million, respectively.

        Effective March 17, 2009, Tyco changed its jurisdiction of incorporation from Bermuda to Switzerland. Tyco made the final dividend payment in the form of a reduction of capital in February 2011, denominated in Swiss francs (See Note 17). The Company paid dividends in U.S. dollars, based on the exchange rate in effect shortly before the payment date. Fluctuations in the value of the U.S. dollar compared to the Swiss franc between the date the dividend was approved and paid increased or decreased the U.S. dollar amount required to be paid. The Company managed the potential variability in cash flows associated with the dividend payments by entering into derivative financial instruments used as economic hedges of the underlying risk. Beginning in May 2011, the Company makes dividend payments out of contributed surplus in U.S. dollars which has eliminated the need to use currency hedges for dividend payments.

        The Company hedges its net investment in certain foreign operations through the use of foreign exchange forward contracts. The objective is to minimize the exposure to changes in the value of the foreign currency denominated net investment. The aggregate notional amount of these hedges was $224 million and $255 million as of September 30, 2011 and September 24, 2010, respectively. Changes in the fair value of forward contracts qualifying as net investment hedges are reported in cumulative translation component of accumulated other comprehensive loss to the extent the hedges are effective. The ineffective portion of the hedge was not material to the Company's Consolidated Statement of Operations for the years ended September 30, 2011, September 24, 2010 and September 25, 2009. These contracts did not have a material impact to the Company's Consolidated Balance Sheet as of September 30, 2011 and September 24, 2010.

Interest Rate Exposures

        The Company manages interest rate risk through the use of interest rate swap transactions with financial institutions acting as principal counterparties, which are designated as fair value hedges for accounting purposes. Since the third quarter of 2009, TIFSA has been entering into interest rate swap transactions with the objective of managing the exposure to interest rate risk by converting interest rates of fixed-rate debt to variable rates. During the second quarter of 2011, TIFSA also entered into interest rate swaps contracts to hedge $155 million notional amount of the 4.125% public notes due 2014. In these contracts, TIFSA agrees with financial institutions acting as principal counterparties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. In connection with the maturity of the 6.75% public notes during the second quarter of 2011, TIFSA settled the corresponding interest rate swaps. As of September 30, 2011 and September 24, 2010, the total gross notional amount of the Company's interest rate swap contracts was $1.2 billion and $1.5 billion, respectively.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Financial Instruments (Continued)

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

        The Company's exposure to credit risk associated with its derivative instruments is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. As of September 30, 2011, the Company was exposed to industry concentration with financial institutions as well as risk of loss if an individual counterparty or issuer failed to perform its obligations under contractual terms. The maximum amount of loss that the Company would incur as of September 30, 2011 without giving consideration to the effects of legally enforceable master netting agreements was approximately $60 million.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Financial Instruments (Continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following tables present the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and September 24, 2010, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the valuation.

	As of September 30, 2011
($ in millions)	Level 1	Level 2	Total
Available-for-Sale Securities:
Corporate debt securities	$—	$43	$43
U.S. Government debt securities	101	103	204

Total	$101	$146	$247

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Financial Instruments (Continued)

	As of September 24, 2010
($ in millions)	Level 1	Level 2	Total
Available-for-Sale Securities:
Corporate debt securities	$—	$60	$60
U.S. Government debt securities	95	122	217
Other debt securities	—	6	6

Total	$95	$188	$283

        During 2011 and 2010, the Company did not have any significant transfers within the fair value hierarchy.

Other

        The Company had $2.9 billion and $3.0 billion of intercompany loans designated as permanent in nature as of September 30, 2011 and September 24, 2010, respectively. For the years ended September 30, 2011, September 24, 2010 and September 25, 2009 the Company recorded $16 million of cumulative translation gain, $24 million of cumulative translation loss and nil, respectively, through accumulated other comprehensive loss related to these loans.

15. Commitments and Contingencies

        The Company has facility, vehicle and equipment leases that expire at various dates through the year 2027. Rental expense under these leases was $367 million, $375 million and $386 million for 2011, 2010 and 2009, respectively. The Company also has facility and equipment commitments under capital leases. Following is a schedule of minimum lease payments for non-cancelable leases as of September 30, 2011 ($ in millions):

	Operating Leases	Capital Leases
2012	$228	$4
2013	179	4
2014	133	5
2015	105	6
2016	62	8
Thereafter	143	30

	$850	$57

Less: amount representing interest		1

Total minimum lease payments		$56

        The Company also has purchase obligations related to commitments to purchase certain goods and services. As of September 30, 2011, such obligations were as follows: $492 million in 2012, $32 million in 2013, $5 million in 2014 and $1 million in 2015.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

        In connection with the 2007 Separation, the Company entered into a liability sharing agreement regarding certain legal actions that were pending against Tyco prior to the 2007 Separation. Under the Separation and Distribution Agreement, the Company, Covidien and TE Connectivity are jointly and severally liable for the full amount of any judgments resulting from the actions subject to the agreement, which generally relate to legacy matters that were not specific to the business operations of any of the companies. Substantially all of these legacy matters have been resolved. Additionally, at the time of the 2007 Separation, the Company, Covidien and TE Connectivity agreed to allocate responsibility for certain legacy tax claims pursuant to the same formula under the Tax Sharing Agreement. A number of the legacy tax claims remain outstanding. See Note 7.

Legacy Matters

        During the fiscal quarter ended December 24, 2010, certain contingencies related to the previously disclosed settlement of the Stumpf v. Tyco International Ltd. class action lawsuit elapsed. This matter, which was subject to the liability sharing provisions of the Separation and Distribution Agreement with Covidien and TE Connectivity had previously received final court approval for its settlement. As a result of the lapsing of time periods for certain class members to state a claim against the Company, the Company adjusted its remaining reserve for this and other legacy securities matters and recognized a net gain of $7 million during the quarter ended December 24, 2010. Since June 2007, the Company has resolved substantially all of the legacy claims related to securities fraud and similar matters, with the exception of the claims related to former management and Mr. Frank Walsh Jr., a former director, described below.

        Tyco is a party to several lawsuits involving disputes with former management, among which are affirmative cases brought by Tyco against Mr. Dennis L. Kozlowski, Mr. Mark Swartz and Mr. Frank Walsh Jr. In connection with these affirmative actions, Mr. Kozlowski, through counterclaims, and Mr. Swartz, through demand letters, are seeking an aggregate of approximately $138 million allegedly due in connection with their compensation and retention arrangements and under the Employee Retirement Income Security Act ("ERISA").

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

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

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 30, 2011, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $38 million to $86 million. As of September 30, 2011, Tyco concluded that the best estimate within this range is approximately $60 million, of which $18 million is included in accrued and other current liabilities and $42 million is included in other liabilities in the Company's Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payments of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos Matters

        The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. As part of the Company's strategy, it has also entered into a cost-sharing agreement with an entity from which it acquired a business several decades ago. Under the agreement, insurance proceeds from policies that were purchased by the seller prior to its acquisition by the Company have been made available to the Company. To the extent there is insufficient insurance for claims subject to the agreement, the parties are required to share costs, although responsibility for such excess costs gradually transitions to the Company over the next nine to ten years. In 2022, the Company will ultimately be responsible for all excess costs if available insurance policies do not fully respond. While the Company expects that the insurance policies it has gained access to under the agreement will be sufficient to cover any increased liability resulting from this arrangement, it cannot predict whether this will be the case.

        As of September 30, 2011, there were approximately 4,500 lawsuits pending against the Company, its subsidiaries or entities for which the Company has assumed responsibility. Each lawsuit typically

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

includes several claims, and the Company has determined that there were approximately 5,600 claims outstanding as of September 30, 2011, which reflects the Company's current estimate of the number of viable claims made against it, its affiliates or entities for which it has assumed responsibility in connection with acquisitions or divestitures. This amount includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants or are duplicative of other actions.

        Annually, during the Company's third quarter, the Company performs an analysis with the assistance of outside counsel and other experts to update its estimated asbestos-related assets and liabilities. Due to a high degree of uncertainty regarding the pattern and length of time over which claims will be made and then settled or litigated, the Company uses multiple estimation methodologies based on varying scenarios of potential outcomes to estimate the range of loss. The Company's estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is predominantly based on claim experience over the past five years, and a projection which covers claims expected to be filed, including related defense costs, over the next seven years on an undiscounted basis. The Company has concluded that estimating the liability beyond the seven year period will not provide a reasonable estimate, as these uncertainties increase significantly as the projection period lengthens. The Company's estimate of asbestos-related insurance recoveries represents estimated amounts due to the Company for previously paid and settled claims and the probable reimbursements relating to its estimated liability for pending and future claims. In determining the amount of insurance recoverable, the Company considers a number of factors, including available insurance, allocation methodologies, solvency and creditworthiness of the insurers. On a quarterly basis, the Company re-evaluates the assumptions used to perform the annual analysis and records an expense as necessary to reflect changes in its estimated liability and related insurance asset. As of September 30, 2011, the Company's estimated net liability of $82 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $306 million, and separately as an asset for insurance recoveries of $224 million. Similarly, as of September 24, 2010, the Company's estimated net liability of $106 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $309 million, and separately as an asset for insurance recoveries of $203 million.

        The amounts recorded by the Company for asbestos-related liabilities and insurance-related assets are based on currently available information as well as estimates and assumptions. Key variables and assumptions include the number and type of new claims that are filed each year, the average cost of resolution of claims, the resolution of coverage issues with insurance carriers, amount of insurance and the solvency risk with respect to the Company's insurance carriers. Furthermore, predictions with respect to these variables are subject to greater uncertainty in the later portion of the projection period. Other factors that may affect the Company's liability and cash payments for asbestos-related matters include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms of state or federal tort legislation and the applicability of insurance policies among subsidiaries. The Company believes that its asbestos-related reserves as of September 30, 2011 are appropriate. However, actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company's calculations vary significantly from actual results.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

Compliance Matters

        As previously reported in the Company's periodic filings, the Company has received and responded to various allegations and other information that certain improper payments were made by the Company's subsidiaries and agents in recent years. For example, two subsidiaries in the Company's Flow Control business in Italy have been charged, along with numerous other parties, in connection with the Milan public prosecutor's investigation into allegedly improper payments made to certain Italian entities. During the fourth quarter of 2011, the Company's subsidiaries were acquitted of these charges. The Company reported to the DOJ and the SEC the investigative steps and remedial measures that it has taken in response to these and other allegations and its internal investigations. In 2005, the Company informed the DOJ and the SEC that it retained outside counsel to perform a Company-wide baseline review of its policies, controls and practices with respect to compliance with the FCPA, and that it would continue to investigate and make periodic progress reports to these agencies. The Company has and will continue to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by the Company in the course of its ongoing compliance activities. The baseline review, which has been completed, has revealed that some business practices may not comply with Tyco and FCPA requirements, and in February 2010, the Company initiated discussions with the DOJ and SEC aimed at resolving these matters, which remain ongoing. Although the Company has recorded its best estimate of potential loss related to this matter, it is possible that this estimate may differ from the ultimate loss determined in connection with the resolution of this matter, as the Company may be required to pay material fines, consent to injunctions on future conduct, consent to the imposition of a compliance monitor, or suffer other criminal or civil penalties or adverse impacts, including being subject to lawsuits brought by private litigants, each of which may have a material adverse effect on the Company's financial position, results of operations or cash flows.

        Covidien and TE Connectivity agreed, in connection with the 2007 Separation, to cooperate with the Company in its responses regarding these matters. Any judgment required to be paid or settlement or other cost incurred by the Company in connection with the FCPA investigation matters would be subject to the liability sharing provisions of the Separation and Distribution Agreement, which assigned liabilities primarily related to the former Healthcare and Electronics businesses of the Company to Covidien and TE Connectivity, respectively, and provides that the Company will retain liabilities primarily related to its continuing operations. Any liabilities not primarily related to a particular segment will be shared equally among the Company, Covidien and TE Connectivity.

        As previously disclosed, in early 2007 certain former subsidiaries in the Company's Flow Control business were charged, prior to their divestiture, by the German Federal Cartel Office ("FCO") with engaging in anti-competitive practices, in particular with regard to its hydrant, valve, street box and fittings business. The Company investigated this matter and determined that the conduct may have violated German competition law. The Company is cooperating with the FCO in its ongoing investigation of this violation. Following settlement discussions with the FCO, the Company has recorded its best estimate of potential loss related to this matter. However, it is possible that this estimate may differ from the ultimate loss determined in connection with the resolution of this matter, as the Company may be required to pay material fines, suffer penalties or incur settlements in amounts that may have a material adverse effect on its financial position, results of operations or cash flows.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

        During the fourth quarter of 2011, the Company has concluded that its best estimate of probable loss for these compliance matters is $34 million in the aggregate, which the Company recorded as a liability in accrued and other current liabilities in the Consolidated Balance Sheet for the year ended September 30, 2011. Due to the sharing provisions in the Separation and Distribution Agreement, the Company has also recorded receivables from Covidien and TE Connectivity related to these compliance matters in other current assets in the Company's Consolidated Balance Sheet as of September 30, 2011.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million. The quarterly withdrawal liability payments are $1.1 million, $18.7 million of which has been cumulatively paid through September 30, 2011. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

ADT Dealer Litigation

        As previously reported, in 2002, the SEC's Division of Enforcement conducted an investigation related to past accounting practices for dealer connect fees that ADT had charged to its authorized dealers upon purchasing customer accounts. The investigation related to accounting practices employed by the Company's former management, which were discontinued in 2003. Although the Company settled with the SEC in 2006, a number of former dealers and related parties have filed lawsuits against the Company in the United States and in other countries, including a class action lawsuit filed in the District Court of Arapahoe County, Colorado, alleging breach of contract and other claims related to ADT's decision to terminate certain authorized dealers in 2002 and 2003. In February 2010, the Court granted a directed verdict in ADT's favor dismissing a number of the plaintiffs' key claims. Upon appeal, the Colorado Court of Appeals affirmed the verdict in ADT's favor in October 2011. While it is not possible at this time to predict the final outcome of the Colorado lawsuit or other lawsuits stemming from dealer terminations, the Company does not believe these claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

Income Tax Matters

        See Note 7 for a more detailed discussion of the status of the Company's outstanding income tax audits.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans for 2011, 2010 and 2009 is as follows ($ in millions):

	U.S. Plans			Non-U.S. Plans
	2011	2010	2009	2011	2010	2009
Service cost	$8	$10	$9	$19	$23	$28
Interest cost	41	46	49	71	71	68
Expected return on plan assets	(47)	(49)	(49)	(72)	(67)	(60)
Amortization of prior service cost (credit)	—	1	1	—	(2)	(3)
Amortization of net actuarial loss	10	26	9	12	26	15
Plan settlements, curtailments and special termination benefits	(1)	1	—	(2)	(29)	(1)

Net periodic benefit cost	$11	$35	$19	$28	$22	$47

Weighted-average assumptions used to determine net periodic pension cost during the year:
Discount rate	5.0%	5.5%	7.6%	5.0%	5.6%	6.5%
Expected return on plan assets	8.0%	8.0%	8.0%	6.8%	7.0%	7.0%
Rate of compensation increase	4.0%	4.0%	4.0%	3.5%	4.2%	4.5%

        During fiscal 2011, the Company froze its last remaining active U.S. pension plan. During fiscal 2010, the Company adopted plan amendments that froze pension plan benefits for certain of its defined benefit arrangements in the United Kingdom, which resulted in the Company recognizing a curtailment gain of approximately $22 million in selling, general and administrative expenses within the Consolidated Statement of Operations. For inactive plans the Company amortizes its actuarial gains and losses over the average remaining life expectancy of the pension plan participants.

        The estimated net loss and prior service cost for U.S. pension benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are expected to be $14 million and nil, respectively.

        The estimated net loss and prior service credit for non-U.S. pension benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are expected to be $10 million and nil, respectively.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

        The change in benefit obligations, plan assets and the amounts recognized on the Consolidated Balance Sheets for all U.S. and non-U.S. defined benefit plans as of September 30, 2011 and September 24, 2010 is as follows ($ in millions):

	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010
Change in benefit obligations:
Benefit obligations as of beginning of year	$930	$863	$1,390	$1,330
Service cost	8	10	19	23
Interest cost	41	46	71	71
Employee contributions	—	—	2	3
Plan Amendments	—	—	(1)	1
Actuarial loss / (gain)	59	60	(98)	84
Acquisitions/divestitures	(91)	—	3	3
Benefits and administrative expenses paid	(47)	(49)	(64)	(61)
Plan settlements, curtailments and special termination benefits	(2)	—	(4)	(11)
Currency translation	—	—	1	(53)

Benefit obligations as of end of year	$898	$930	$1,319	$1,390

Change in plan assets:
Fair value of plan assets as of beginning of year	$657	$631	$1,032	$950
Actual return on plan assets	11	71	28	99
Employer contributions	24	4	69	78
Employee contributions	—	—	2	3
Acquisitions/divestitures	(64)	—	3	2
Plan settlements, curtailments and special termination benefits	—	—	(4)	(3)
Benefits and administrative expenses paid	(47)	(49)	(64)	(61)
Currency translation	—	—	(3)	(36)

Fair value of plan assets as of end of year	$581	$657	$1,063	$1,032

Funded status	$(317)	$(273)	$(256)	$(358)

Net amount recognized	$(317)	$(273)	$(256)	$(358)

        The Company adopted the measurement date provisions of the authoritative guidance for the employers' accounting for defined benefit pension and other postretirement plans on September 27, 2008. As a result, Tyco measured its plan assets and benefit obligations on September 26, 2008 and adjusted its opening balances of accumulated earnings (deficit) and accumulated other comprehensive income (loss) for the change in net periodic benefit cost and fair value, respectively, from the previously used measurement date of August 31, 2008. The adoption of the measurement date provisions resulted in a net decrease to accumulated earnings (deficit) of $5 million, net of an income

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

tax benefit of $2 million, and a net increase to accumulated other comprehensive loss of $61 million, net of income taxes of $28 million.

	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010
Amounts recognized in the Consolidated Balance Sheets consist of:
Non-current assets	$—	$—	$7	$2
Current liabilities	(3)	(3)	(13)	(13)
Non-current liabilities	(314)	(270)	(250)	(347)

Net amount recognized	$(317)	$(273)	$(256)	$(358)

Amounts recognized in accumulated other comprehensive loss (before income taxes) consist of:
Transition asset	$—	$—	$3	$3
Prior service cost	—	(6)	—	(1)
Net actuarial loss	(430)	(374)	(362)	(426)

Total loss recognized	$(430)	$(380)	$(359)	$(424)

Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	4.5%	5.0%	5.1%	5.0%
Rate of compensation increase	N/A	4.0%	3.3%	3.5%

        The accumulated benefit obligation for all U.S. plans as of September 30, 2011 and September 24, 2010 was $898 million and $929 million, respectively. The accumulated benefit obligation for all non-U.S. plans as of September 30, 2011 and September 24, 2010 was $1,300 million and $1,366 million, respectively.

        The accumulated benefit obligation and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $898 million and $581 million, respectively, as of September 30, 2011 and $929 million and $657 million, respectively, as of September 24, 2010.

        The accumulated benefit obligation and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $1,275 million and $1,029 million, respectively, as of September 30, 2011 and $1,344 million and $1,006 million, respectively, as of September 24, 2010.

        The aggregate benefit obligation and fair value of plan assets for U.S. pension plans with benefit obligations in excess of plan assets were $898 million and $581 million, respectively, as of September 30, 2011 and $930 million and $657 million, respectively, as of September 24, 2010.

        The aggregate benefit obligation and fair value of plan assets for non-U.S. pension plans with benefit obligations in excess of plan assets were $1,292 million and $1,029 million, respectively, as of September 30, 2011 and $1,365 million and $1,006 million, respectively, as of September 24, 2010.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

        In determining the expected return on plan assets, the Company considers the relative weighting of plan assets by asset class, historical performance of asset classes over long-term periods, asset class performance expectations as well as current and future economic conditions.

        The Company's investment strategy for its pension plans is to manage the plans on a going-concern basis. Current investment policy is to maintain an adequate level of diversification while maximizing the return on assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants as well as providing adequate liquidity to meet immediate and future benefit payment requirements. In addition, local regulations and local financial considerations are factors in determining the appropriate investment strategy in each country. For U.S. pension plans, this policy targets a 60% allocation to equity securities and a 40% allocation to debt securities. Various asset allocation strategies are in place for non-U.S. pension plans, with a weighted-average target allocation of 50% to equity securities, 47% to debt securities and 3% to other asset classes, including real estate and cash equivalents.

        Pension plans have the following weighted-average asset allocations:

	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010
Asset Category:
Equity securities	55%	59%	46%	53%
Debt securities	44%	38%	52%	44%
Cash and cash equivalents	1%	3%	2%	3%

Total	100%	100%	100%	100%

        Although the Company does not buy or sell any of its own securities as a direct investment for its pension funds, due to external investment management in certain commingled funds, the plans may indirectly hold Tyco securities. The aggregate amount of the securities would not be considered material relative to the total fund assets.

        The Company evaluates its defined benefit plans' asset portfolios for the existence of significant concentrations of risk. Types of investment concentration risks that are evaluated include, but are not limited to, concentrations in a single entity, industry, foreign country and individual fund manager. As of September 30, 2011, there were no significant concentrations of risk in the Company's defined benefit plan assets.

        The Company's plan assets are accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and their placement within the fair value hierarchy levels. The Company's asset allocations by level within the fair value hierarchy as of September 30,

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

2011 and September 24, 2010 are presented in the table below for the Company's material defined benefit plans.

	September 30, 2011
($ in millions)	Level 1	Level 2	Total
Equity securities:
U.S. equity securities	$136	$238	$374
Non-U.S. equity securities	102	330	432
Fixed income securities:
Government and government agency securities	43	304	347
Corporate debt securities	—	403	403
Mortgage and other asset-backed securities	—	59	59
Cash and cash equivalents	29	—	29

Total	$310	$1,334	$1,644

	September 24, 2010
($ in millions)	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. equity securities	$221	$200	$—	$421
Non-U.S. equity securities	155	353	—	508
Fixed income securities:
Government and government agency securities	25	269	—	294
Corporate debt securities	—	318	—	318
Mortgage and other asset-backed securities	—	97	—	97
Real estate investments	1	—	3	4
Cash and cash equivalents	47	—	—	47

Total	$449	$1,237	$3	$1,689

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

        The table below presents a rollforward of the Company's real estate investments measured at fair value on a periodic basis using significant unobservable inputs (level 3) from September 24, 2010 to September 30, 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance as of September 24, 2010	$3
Purchases, sales, issuances, and settlements, net	(3)

Balance as of September 30, 2011	$—

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

        Fixed income securities consist primarily of government and agency securities, corporate debt securities, and mortgage and other asset-backed securities. When available, fixed income securities are valued at the closing price reported in the active market in which the individual security is traded. Government and agency securities and corporate debt securities are valued using the most recent bid prices or occasionally the mean of the latest bid and ask prices when markets are less liquid. Asset-backed securities including mortgage backed securities are valued using broker/dealer quotes when available. When quotes are not available, fair value is determined utilizing a discounted cash flow approach, which incorporates other observable inputs such as cash flows, underlying security structure and market information including interest rates and bid evaluations of comparable securities. Certain fixed income securities are held within commingled funds which are valued unitizing NAV determined by the custodian of the fund. These values are based on the fair value of the underlying net assets owned by the fund.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

        The following tables set forth a summary of pension plan assets valued using NAV or its equivalent as of September 30, 2011 and September 24, 2010 ($ in millions):

	September 30, 2011
Investment ($ in millions)	Fair Value	Redemption Frequency	Redemption Notice Period
U.S. equity securities	$160	Daily	1 day
Non-U.S. equity securities	65	Daily, Semi-monthly	1 day, 5 days
Government and government agency securities	136	Daily	1 day
Corporate debt securities	132	Daily	1 day, 2 days, 3 days
Mortgage and other asset-backed securities	30	Daily	1 day, 3 days

	$523

	September 24, 2010
Investment ($ in millions)	Fair Value	Redemption Frequency	Redemption Notice Period
U.S. equity securities	$125	Daily	1 day
Non-U.S. equity securities	90	Semi-monthly, Monthly	5 days, 15 days
Government and government agency securities	110	Daily	1 day
Corporate debt securities	124	Daily	1 day, 2 days
Mortgage and other asset-backed securities	34	Daily	1 day

	$483

        The strategy of the Company's investment managers with regard to the investments valued using NAV or its equivalent is to either match or exceed relevant benchmarks associated with the respective asset category. None of the investments valued using NAV or its equivalent contain any redemption restrictions or unfunded commitments.

        During 2011, the Company contributed $9 million to its U.S. and $69 million to its non-U.S. pension plans, which represented the Company's minimum required contributions to its pension plans for fiscal year 2011. The Company also made voluntary contributions of $15 million to its U.S. plans during 2011.

        The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates as well as to make discretionary voluntary contributions from time-to-time. The Company anticipates that it will contribute at least the minimum required to its pension plans in 2012 of $44 million for the U.S. plans and $60 million for non-U.S. plans.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

        Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows ($ in millions):

	U.S. Plans	Non-U.S. Plans
2012	$43	$52
2013	44	56
2014	46	60
2015	47	64
2016	48	66
2017 - 2021	255	381

        The Company also participates in a number of multi-employer defined benefit plans on behalf of certain employees. Pension expense related to multi-employer plans was not material for 2011, 2010 and 2009.

        Executive Retirement Arrangements—Messrs. Kozlowski and Swartz participated in individual Executive Retirement Arrangements maintained by Tyco (the "ERA"). Under the ERA, Messrs. Kozlowski and Swartz would have fixed lifetime benefits commencing at their normal retirement age of 65. The Company's accrued benefit obligations for Messrs. Kozlowski and Swartz as of September 30, 2011 were $93 million and $48 million, respectively. The Company's accrued benefit obligations for Messrs. Kozlowski and Swartz as of September 24, 2010 were $87 million and $45 million, respectively. Retirement benefits are available at earlier ages and alternative forms of benefits can be elected. Any such variations would be actuarially equivalent to the fixed lifetime benefit starting at age 65. Amounts owed to Messrs. Kozlowski and Swartz under the ERA are the subject of litigation brought by the Company against Messrs. Kozlowski and Swartz. See Note 15.

        Defined Contribution Retirement Plans—The Company maintains several defined contribution retirement plans, which include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $82 million, $81 million and $79 million for 2011, 2010 and 2009, respectively. The Company also maintains an unfunded Supplemental Executive Retirement Plan ("SERP"). This plan is nonqualified and restores the employer match that certain employees lose due to IRS limits on eligible compensation under the defined contribution plans. The expense related to the SERP was not material for 2011, 2010 and 2009.

        Deferred Compensation Plans—The Company has nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to a number of funds in the Company's 401(k) plans and the account balance fluctuates with the investment returns on those funds. Deferred compensation liabilities were $118 million and $108 million as of September 30, 2011 and September 24, 2010, respectively. Deferred compensation expense was not material for 2011, 2010 and 2009.

        Postretirement Benefit Plans—The Company generally does not provide postretirement benefits other than pensions for its employees. However, certain acquired operations provide these benefits to

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

employees who were eligible at the date of acquisition, and a small number of U.S. and Canadian operations provide ongoing eligibility for such benefits.

        Net periodic postretirement benefit cost for 2011, 2010 and 2009 is as follows ($ in millions):

	2011	2010	2009
Service cost	$—	$—	$—
Interest cost	3	4	4
Amortization of prior service credit	—	(1)	(1)
Amortization of net actuarial gain	—	(1)	(1)

Net periodic postretirement benefit cost	$3	$2	$2

Weighted-average assumptions used to determine net periodic postretirement benefit cost during the year:
Discount rate	4.4%	5.2%	7.4%

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

        The components of the accrued postretirement benefit obligations, substantially all of which are unfunded as of September 30, 2011 and September 24, 2010 are as follows ($ in millions):

	2011	2010
Change in benefit obligations:
Benefit obligations as of beginning of year	$72	$70
Service cost	—	—
Interest cost	3	4
Actuarial (gain) / loss	(10)	2
Acquisitions/divestitures	(2)	—
Benefits paid	(4)	(7)
Other	—	3

Benefit obligations as of end of year	$59	$72

Change in plan assets:
Fair value of plan assets as of beginning of year	$—	$—
Employer contributions	4	7
Benefits paid	(4)	(7)

Fair value of plan assets as of end of year	$—	$—

Funded status	$(59)	$(72)
Contributions after the measurement date	—	—

Net amount recognized	$(59)	$(72)

Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(5)	$(7)
Non-current liabilities	(54)	(65)

Net amount recognized	$(59)	$(72)

Amounts recognized in accumulated other comprehensive loss (before income taxes) consist of:
Prior service credit	$2	$2
Net actuarial gain	12	2

Total income recognized	$14	$4

Weighted-average assumptions used to determine postretirement benefit obligations at year end:
Discount rate	4.1%	4.4%

        The Company expects to make contributions to its postretirement benefit plans of $5 million in 2012.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

        Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows ($ in millions):

2012	$5
2013	5
2014	5
2015	5
2016	5
2017 - 2021	22

        For measurement purposes, a 7.6% and 7.7% composite annual rate of increase in the per capita cost of covered health care benefits was assumed as of September 30, 2011 and September 24, 2010, respectively. As of September 30, 2011 and September 24, 2010, the composite annual rate of increase in health care benefit costs was assumed to decrease gradually to 4.5% and 4.6%, respectively, by the year 2027, and remain at that level thereafter, for both periods. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects ($ in millions):

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation, decrease/(increase)	3	(3)

17. Shareholders' Equity

Dividends

        Prior to May 2011, the Company paid dividends in the form of a return of share capital from the Company's registered share capital. These payments were made free of Swiss withholding taxes. The Company now makes dividend payments from its contributed surplus equity position in its Swiss statutory accounts. These payments are also made free of Swiss withholding taxes. Unlike payments made in the form of a reduction to registered share capital, which are required to be denominated in Swiss francs and converted to U.S. dollars at the time of payment, payments from the contributed surplus account may effectively be denominated in U.S. dollars. At the next annual general meeting of shareholders, the Board of Directors intends to propose certain changes affecting the contributed surplus account on the Swiss statutory balance sheets to comply with Swiss tax regulation.

        Under Swiss law, the authority to declare dividends is vested in the shareholders, and on March 9, 2011, the Company's shareholders approved an annual dividend on the Company's common shares of $1.00 per share, which will be paid from contributed surplus in four installments of $0.25 per share. As a result, the Company recorded an accrued dividend of $468 million as of March 9, 2011 and a corresponding reduction to contributed surplus. The first installment of $0.25 was paid on May 25, 2011 to shareholders of record on April 29, 2011. The second installment of $0.25 was paid on August 24, 2011 to shareholders of record on July 29, 2011. The third installment of $0.25 will be paid on November 17, 2011 to shareholders of record on October 28, 2011. The Company records its accrued dividend in accrued and other current liabilities in the Company's Consolidated Balance Sheet.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Shareholders' Equity (Continued)

        On March 10, 2010, the Company's shareholders approved an annual dividend on the Company's common shares of 0.90 Swiss Francs ("CHF") per share, which was paid in the form of a return on capital in four installments of CHF 0.22, CHF 0.22, CHF 0.23 and CHF 0.23 to shareholders on record on May 14, 2010, July 30, 2010, October 29, 2010 and January 28, 2011, respectively. As a result, the Company recorded an accrued dividend of CHF 428 million as of March 10, 2010, which approximated $399 million based on the exchange rate in effect on that date. The accrued dividend was recorded in accrued and other current liabilities in the Company's Consolidated Balance Sheet as of March 26, 2010 and as a corresponding reduction of common shares, which reduced the par value of the Company's common shares from CHF 7.60 to CHF 6.70. The installments were paid in U.S. dollars converted from Swiss Francs at the USD/CHF exchange rate in effect shortly before the payment dates.

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

Common Stock

        As of September 30, 2011, the Company's share capital amounted to CHF 3,258,632,435, or 486,363,050 registered common shares with a par value of CHF 6.70 per share following the cancellation of 28,088,101 registered shares which had been approved at the March 9, 2011 annual general meeting. Until March 9, 2013, the Board of Directors may increase the Company's share capital by a maximum amount of CHF 1,628,100,000 by issuing a maximum of 243,000,000 shares. In addition, (i) the share capital of the Company may be increased by an amount not exceeding CHF 321,127,717 through the issue of a maximum of 47,929,510 shares through the exercise of conversion and/or option or warrant rights granted in connection with bonds, notes or similar instruments and (ii) the share capital of the Company may be increased by an amount not exceeding CHF 321,127,717 through the issue of a maximum of 47,929,510 shares to employees and other persons providing services to the Company. Although the Company states its par value in Swiss francs, it continues to use the U.S. dollar as its reporting currency for preparing its Consolidated Financial Statements.

Change in Domicile

        Effective March 17, 2009, the Company changed its jurisdiction of incorporation from Bermuda to the Canton of Schaffhausen, Switzerland. In connection with the Change of Domicile and pursuant to

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Shareholders' Equity (Continued)

the laws of Switzerland, the par value of the Company's common shares increased from $0.80 per share to CHF 8.53 per share (or $7.21 based on the exchange rate in effect on March 17, 2009). The Change of Domicile was approved at a special general meeting of shareholders held on March 12, 2009. The following steps occurred in connection with the Change of Domicile, which did not result in a change to total Shareholders' Equity:

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

Share Repurchase Program

        The Company's Board of Directors approved the $1.0 billion 2011 share repurchase program, the $1.0 billion 2010 share repurchase program and the $1.0 billion 2008 share repurchase program, in April 2011, September 2010 and July 2008, respectively. During the year ended September 30, 2011, the Company repurchased approximately 30 million shares for approximately $1.3 billion under these programs, which reduced the amount of common shares outstanding and decreased the dividends declared on the Consolidated Statement of Shareholders' Equity as of September 30, 2011. During the year ended September 24, 2010, the Company repurchased approximately 24 million shares for approximately $900 million under the 2008 share repurchase program, which reduced the amount of common shares outstanding and decreased the dividends declared on the Consolidated Statement of Shareholders' Equity as of September 24, 2010. Both the 2008 and 2010 share repurchase programs were completed during the year ended September 30, 2011. As of September 30, 2011, approximately $700 million remained outstanding under the 2011 share repurchase program. See Note 27.

	2011 Share Repurchase Program		2010 Share Repurchase Program		2008 Share Repurchase Program
	Shares (in millions)	Amounts ($in billions)	Shares (in millions)	Amounts ($in billions)	Shares (in millions)	Amounts ($in billions)
Approved Repurchase Amount		$1.0		$1.0		$1.0
Repurchases
Fiscal 2011	6.0	0.3	24.0	1.0
Fiscal 2010	N/A	N/A	—	—	24.3	0.9
Fiscal 2009	N/A	N/A	N/A	N/A	—	—
Fiscal 2008	N/A	N/A	N/A	N/A	2.5	0.1

Remaining Amount Available		$0.7		$—		$—

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Share Plans

        Tyco share-based compensation cost recognized during 2011, 2010 and 2009 was $110 million, $120 million, and $99 million, respectively, all of which is included in selling, general and administrative expenses. The Company has recognized a related tax benefit associated with its share-based compensation arrangements during 2011, 2010 and 2009 of $31 million, $35 million and $25 million, respectively.

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

        The 2004 Plan provides for a maximum of 40 million common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2004 Plan. In addition, any common shares that have been approved by the Company's shareholders for issuance under the LTIP Plans but which have not been awarded there under as of January 1, 2004, reduced by the number of common shares related to Awards made under the LTIP Plans between January 1, 2004 and March 25, 2004, the date the 2004 Plan was approved by shareholders, (or which have been awarded but will not be issued, owing to expiration, forfeiture, cancellation, return to the Company or settlement in cash in lieu of common shares on or after January 1, 2004) and which are no longer available for any reason (including the termination of the LTIP Plans) will also be available for issuance under the 2004 Plan. When common shares are issued pursuant to a grant of a full value Award (restricted stock, RSUs and PSUs), the total number of common shares remaining available for grant will be decreased by a margin of at least 1.8 per common share issued. As of September 30, 2011, there were approximately 19 million shares available for future grant under the 2004 Plan.

        The LTIP I Plan reserved common shares for issuance to Tyco's directors, executives and managers as share options. During 2011, there were approximately 0.6 million shares originally reserved for issuance under this plan, that became available for future grant under the 2004 Plan due to expiration, forfeiture or cancellation. As of September 30, 2011, 0.3 million options remained outstanding which were granted under the LTIP I prior to its termination.

        The LTIP II Plan was a broad-based option plan for non-officer employees. The terms and conditions of this plan were similar to the LTIP I Plan. During 2011, there were approximately 1.8 million shares originally reserved for issuance under this plan that became available for future grant under the 2004 Plan due to expiration, forfeiture or cancellation. As of September 30, 2011, 1.0 million options remained outstanding which were granted under the LTIP II prior to its termination.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Share Plans (Continued)

        The grant-date fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on an analysis of historic and implied volatility measures for a set of peer companies. The average expected life is based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual share option forfeitures. The weighted-average assumptions used in the Black-Scholes option pricing model for 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Expected stock price volatility	33%	34%	32%
Risk Free interest rate	1.30%	2.50%	2.67%
Expected annual dividend per share	$0.84	$0.80	$0.80
Expected life of options (years)	5.2	5.5	5.2

        The weighted-average grant-date fair values of options granted during 2011, 2010 and 2009 was $9.22, $9.18 and $7.09, respectively. The total intrinsic value of options exercised during 2011, 2010 and 2009 was $84 million, $32 million and $0.5 million, respectively. The related excess cash tax benefit classified as a financing cash inflow for 2011, 2010 and 2009 was not material.

        A summary of the option activity as of September 30, 2011, and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding as of September 24, 2010	26,399,389	$42.38
Granted	4,070,017	37.52
Exercised	(4,621,308)	27.11
Expired	(3,242,911)	68.53
Forfeited	(693,025)	35.16

Outstanding as of September 30, 2011	21,912,162	41.06	6.1	$92
Vested and unvested expected to vest as of September 30, 2011	21,155,733	41.26	6.0	88
Exercisable as of September 30, 2011	13,035,531	45.68	4.6	34

        As of September 30, 2011, there was $44 million of total unrecognized compensation cost related to non-vested options granted. The cost is expected to be recognized over a weighted-average period of 2.4 fiscal years.

        Employee Stock Purchase Plans—The Company's Employee Stock Purchase Plan ("ESPP") was suspended indefinitely during the year ended September 25, 2009. Prior to that date, substantially all full-time employees of the Company's U.S. subsidiaries and employees of certain qualified non-U.S.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Share Plans (Continued)

subsidiaries were eligible to participate in the ESPP. Eligible employees authorized payroll deductions to be made for the purchase of shares. The Company matched a portion of the employee contribution by contributing an additional 15% of the employee's payroll deduction. All shares purchased under the plan were purchased on the open market by a designated broker.

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

        A summary of option activity under the SAYE Plan as of September 30, 2011, and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding as of September 24, 2010	243,904	$36.16
Exercised	(136,637)	37.22
Expired	(16,214)	36.63
Forfeited	(6,067)	35.43

Outstanding as of September 30, 2011	84,986	34.41	0.5	$1
Vested and unvested expected to vest as of September 30, 2011	71,236	34.41	0.5	$1

        The grant-date-fair value of each option grant is estimated using the Black-Scholes option pricing model. Assumptions for expected volatility, the average expected life, the risk-free rate, as well as the expected annual dividend per share were made using the same methodology as previously described under Share Options.

        The weighted-average grant-date fair values of options granted under the SAYE Plan during 2009 were $3.47. There were no options granted under the SAYE Plan during 2011 and 2010. The total intrinsic value of options exercised during 2011, 2010 and 2009 was $0.4 million, $1 million and $1 million, respectively. The related excess cash tax benefit classified as a financing cash inflow for 2011, 2010 and 2009 was not material. As of September 30, 2011, there was no material amount of total unrecognized compensation cost related to non-vested options granted under the SAYE Plan. The cost is expected to be recognized in the first quarter of fiscal year 2012.

        Restricted Share Awards—Restricted share awards are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant under the 2004 Plan. Restrictions on the award generally lapse upon normal retirement, if more than twelve months from the grant date, death or disability of the employee.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Share Plans (Continued)

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

        The Company generally grants restricted stock units. Recipients of restricted stock units have no voting rights and receive dividend equivalent units ("DEUs"). Recipients of performance shares have no voting rights and may receive DEUs depending on the terms of the grant.

        A summary of the activity of the Company's restricted share awards including performance shares as of September 30, 2011 and changes during the year then ended is presented in the tables below:

Non-vested Restricted Share Awards	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of September 24, 2010	3,671,026	$35.76
Granted	1,687,172	37.90
Vested	(1,646,714)	40.10
Forfeited	(408,172)	35.36

Non-vested as of September 30, 2011	3,303,312	34.78

        The weighted-average grant-date fair value of restricted share awards granted during 2011, 2010 and 2009 was $37.90, $34.23 and, $28.56, respectively. The total fair value of restricted share awards vested during 2011, 2010 and 2009 was $62 million, $54 million and $74 million, respectively.

Non-vested Performance Share Awards	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of September 24, 2010	1,729,152	$33.57
Granted	582,859	41.37
Forfeited	(76,413)	35.55

Non-vested as of September 30, 2011	2,235,598	35.50

        The weighted-average grant-date fair value of performance share awards granted during 2011, 2010 and 2009 was $41.37, $40.27 and $27.84, respectively. No performance shares vested during 2011, 2010 and 2009.

        As of September 30, 2011, there was $84 million of total unrecognized compensation cost related to both non-vested restricted share awards and performance shares. The cost is expected to be recognized over a weighted-average period of 2.2 fiscal years.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Share Plans (Continued)

        Deferred Stock Units—Deferred Stock Units ("DSUs") are notional units that are tied to the value of Tyco common shares with distribution deferred until termination of employment or service to the Company. Distribution, when made, will be in the form of actual shares. Similar to restricted share grants that vest through the passage of time, the fair value of DSUs is determined based on the closing market price of the Company's shares on the grant date and is amortized to expense over the vesting period. Recipients of DSUs do not have the right to vote and receive cash dividends. However, they have the right to receive dividend equivalent units. Conditions of vesting are determined at the time of grant. Under the 2004 Plan, grants made to executives generally vested in equal annual installments over three years while DSUs granted to the Board of Directors were immediately vested. The Company has granted 1 million DSUs, the majority of which were outstanding as of September 30, 2011.

        The weighted-average grant-date fair value of DSUs granted during 2009 was $34.09. There were no DSU awards granted during 2011 and 2010, however participants continue to earn DEUs on their existing awards. The total fair value of DSUs including DEUs vested during 2011, 2010 and 2009 was $1 million, $1 million and $2 million, respectively. As of September 30, 2011, all DSUs were vested.

19. Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss are as follows ($ in millions):

	Currency Translation Adjustments(1)(2)	Unrealized Gain (Loss) on Marketable Securities and Derivative Instruments	Retirement Plans	Accumulated Other Comprehensive (Loss) Income
Balance as of September 26, 2008	$584	$(5)	$(347)	$232
Cumulative effect of adopting a new accounting principle (See Note 16)	—	—	89	89
Pre-tax current period change	(203)	14	(327)	(516)
Income tax (expense) benefit	—	(5)	79	74
Other(3)	34	—	—	34

Balance as of September 25, 2009	415	4	(506)	(87)
Pre-tax current period change	(141)	—	(47)	(188)
Divestiture of businesses	(67)	—	—	(67)
Income tax benefit	7	—	14	21

Balance as of September 24, 2010	214	4	(539)	(321)
Pre-tax current period change	22	(2)	(12)	8
Divestiture of businesses	(164)	—	33	(131)
Income tax (expense) benefit	—	(2)	12	10

Balance as of September 30, 2011	$72	$—	$(506)	$(434)

(1)
During the years ended September 30, 2011, September 24, 2010 and September 25, 2009, $164 million of cumulative translation gain, $67 million of cumulative translation gain and $21 million of a cumulative translation loss, respectively, were transferred from currency translation

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Accumulated Other Comprehensive Loss (Continued)

  adjustments as a result of the sale of foreign entities. Of these amounts, $126 million, nil and $21 million, respectively, are included in income from discontinued operations.

(2)
Income tax on the net investment hedge was nil for the year ended September 30, 2011, $7 million of an income tax benefit for the year ended September 24, 2010 and nil for the year ended September 25, 2009.

(3)
Adjustment to accumulated (deficit) earnings recorded to correct the distribution amount to Covidien and TE Connectivity at the date of the Separations in 2007.

20. Redeemable Noncontrolling Interest

        As described in Note 5, on June 29, 2011, the Company acquired a 75% ownership interest in KEF. The remaining 25% interest is held by a noncontrolling interest stakeholder. In connection with the acquisition of KEF, Tyco and the noncontrolling interest stakeholder have a call and put arrangement, respectively, for Tyco to acquire the remaining 25% ownership interest at a price equal to the greater of $100 million or a multiple of KEF's average EBITDA for the prior twelve consecutive fiscal quarters. The arrangement becomes exercisable beginning the first full fiscal quarter following the third anniversary of the KEF closing date of June 29, 2011. Noncontrolling interest with redemption features, such as the arrangement described above, that are not solely within the Company's control are considered redeemable noncontrolling interests. The Company accretes changes in the redemption value through noncontrolling interest in subsidiaries net income (loss) attributable to the noncontrolling interest over the period from the date of issuance to the earliest redemption date. Redeemable noncontrolling interest is considered to be temporary equity and is therefore reported in the mezzanine section between liabilities and equity on the Company's Consolidated Balance Sheet at the greater of the initial carrying amount increased or decreased for the noncontrolling interest's share of net income or loss or its redemption value.

        The rollforward of redeemable noncontrolling interest as of September 30, 2011 is as follows:

2011
Balance as of September 24, 2010	$—
Acquisition of redeemable noncontrolling interest as of June 29, 2011	$92
Net loss	(2)
Adjustments to redemption value	3

Balance as of September 30, 2011	$93

21. Consolidated Segment Data

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Consolidated Segment Data (Continued)

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

        As a result of this realignment, as well as the sale of a majority interest in the Electrical and Metal Products business (See Note 3), the Company operates and reports financial and operating information in the following three segments:

  •
  Tyco Security Solutions designs, sells, installs, services and monitors electronic security systems for residential, educational, commercial, governmental and industrial customers. In addition, Tyco Security Solutions designs, manufactures and sells security products including intrusion, access control and video management systems.

  •
  Tyco Fire Protection designs, manufactures, sells, installs and services fire detection and fire suppression systems and building and life safety products for commercial, industrial and governmental customers.

  •
  Tyco Flow Control designs, manufactures, sells and services valves, pipes, fittings, automation and controls, valve automation and heat tracing products for general process, energy and mining markets as well as the water and wastewater markets.

        We also provide general corporate services to our segments and these costs are reported as Corporate and Other.

        As a result of the realignment of these business activities the revenue and operating income for the years ended September 24, 2010 and September 25, 2009 have been recast.

        Selected information by segment is presented in the following tables ($ in millions):

	2011(2)	2010(2)	2009(2)
Net revenue(1):
Tyco Security Solutions	$8,626	$7,734	$7,375
Tyco Fire Protection	4,743	4,510	4,620
Tyco Flow Control	3,639	3,373	3,495
Electrical and Metal Products	347	1,399	1,392

	$17,355	$17,016	$16,882

(1)
Revenue by operating segment excludes intercompany transactions.

(2)
Fiscal 2011 was a 53-week year. Fiscal years 2010 and 2009 were 52-week years.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Consolidated Segment Data (Continued)

	2011	2010	2009
Operating income (loss):
Tyco Security Solutions	$1,361	$1,090	$(514)
Tyco Fire Protection	534	460	20
Tyco Flow Control	413	410	496
Electrical and Metal Products	7	100	(938)
Corporate and Other(1)	(196)	(462)	(570)

	$2,119	$1,598	$(1,506)

(1)
Operating income for the year ended September 30, 2011 included a gain, net of working capital adjustments, of $248 million related to the sale of a majority interest of the Company's Electrical and Metal Products business. See Note 3.

        Total assets by segment as of September 30, 2011, September 24, 2010 and September 25, 2009 are as follows ($ in millions):

	2011	2010	2009
Total Assets:
Tyco Security Solutions	$14,433	$14,177	$11,812
Tyco Fire Protection	4,171	4,096	4,105
Tyco Flow Control	4,778	4,046	4,241
Electrical and Metal Products	—	779	629
Corporate and Other	3,395	3,706	4,362
Assets held for sale	—	324	404

	$26,777	$27,128	$25,553

        Depreciation and amortization and capital expenditures by segment for the years ended September 30, 2011, September 24, 2010 and September 25, 2009 are as follows ($ in millions):

	2011	2010	2009
Depreciation and amortization:
Tyco Security Solutions	$1,172	$1,031	$961
Tyco Fire Protection	56	58	61
Tyco Flow Control	72	67	62
Electrical and Metal Products	7	36	30
Corporate and Other	11	11	12

	$1,318	$1,203	$1,126

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Consolidated Segment Data (Continued)

	2011	2010	2009
Capital expenditures
Tyco Security Solutions	$620	$511	$467
Tyco Fire Protection	69	59	57
Tyco Flow Control	82	98	100
Electrical and Metal Products	12	48	46
Corporate and Other	5	2	32

	$788	$718	$702

        Net revenue by geographic area for the years ended September 30, 2011, September 24, 2010 and September 25, 2009 is as follows ($ in millions):

	2011(2)	2010(2)	2009(2)
Net Revenue(1):
United States	$8,291	$8,266	$8,304
Other Americas	1,792	1,726	1,520
Europe, Middle East and Africa	4,031	3,990	4,351
Asia-Pacific	3,241	3,034	2,707

	$17,355	$17,016	$16,882

(1)
Revenue is attributed to individual countries based on the reporting entity that records the transaction.

(2)
Fiscal 2011 was a 53-week year. Fiscal years 2010 and 2009 were 52-week years.

        Long-lived assets by geographic area as of September 30, 2011, September 24, 2010 and September 25, 2009 are as follows ($ in millions):

	2011	2010	2009
Long-lived assets(1):
United States	$3,139	$3,324	$2,661
Other Americas	436	448	402
Europe, Middle East and Africa	498	424	478
Asia-Pacific	739	665	605
Corporate and Other	43	43	54

	$4,855	$4,904	$4,200

(1)
Long-lived assets are comprised primarily of property, plant and equipment and exclude goodwill, other intangible assets, deferred taxes and other shared assets.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Supplementary Consolidated Balance Sheet Information

        Selected supplementary Consolidated Balance Sheet information as of September 30, 2011 and September 24, 2010 is as follows ($ in millions):

	2011	2010
Contracts in process	$388	$342
Other	508	594

Prepaid expenses and other current assets	$896	$936

Deferred tax asset-non current	$1,034	$1,131
Other	1,632	1,465

Other assets	$2,666	$2,596

Accrued payroll and payroll related costs	$563	$665
Deferred income tax liability-current	47	61
Income taxes payable-current	109	102
Accrued dividends	232	228
Other	1,456	1,615

Accrued and other current liabilities	$2,407	$2,671

Long-term pension and postretirement liabilities	$634	$847
Deferred income tax liability-non-current	606	605
Income taxes payable-non-current	207	238
Other	1,431	1,311

Other liabilities	$2,878	$3,001

23. Inventory

        Inventories consisted of the following ($ in millions):

	September 30, 2011	September 24, 2010
Purchased materials and manufactured parts	$477	$504
Work in process	211	192
Finished goods	656	747

Inventories	$1,344	$1,443

        Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Property, Plant and Equipment

        Property, plant and equipment consisted of the following ($ in millions):

	September 30, 2011	September 24, 2010
Land	$143	$154
Buildings	760	816
Subscriber systems	6,464	6,085
Machinery and equipment	2,256	2,457
Property under capital leases(1)	62	62
Construction in progress	158	154
Accumulated depreciation(2)	(5,792)	(5,572)

Property, Plant and Equipment, net	$4,051	$4,156

(1)
Property under capital leases consists primarily of buildings.

(2)
Accumulated amortization of capital lease assets was $40 million and $34 million as of September 30, 2011 and September 24, 2010, respectively.

25. Summarized Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data for the years ended September 30, 2011 and September 24, 2010 is as follows ($ in millions, except per share data):

	2011
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenue	$4,379	$3,992	$4,293	$4,691
Gross Profit	1,629	1,548	1,653	1,780
Income from continuing operations attributable to Tyco common shareholders	490	319	364	392
Income (loss) from discontinued operations, net of income taxes	169	(4)	(5)	8

Net income attributable to Tyco common shareholders	$659	$315	$359	$400

Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$1.00	$0.68	$0.78	$0.84
Income (loss) from discontinued operations, net of income taxes	0.35	(0.01)	(0.01)	0.02

Net income attributable to Tyco common shareholders	$1.35	$0.67	$0.77	$0.86

Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$1.00	$0.67	$0.76	$0.83
Income (loss) from discontinued operations, net of income taxes	0.34	(0.01)	—	0.02

Net income attributable to Tyco common shareholders	$1.34	$0.66	$0.76	$0.85

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Summarized Quarterly Financial Data (Unaudited) (Continued)

	2010
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenue	$4,155	$4,094	$4,274	$4,493
Gross Profit	1,539	1,491	1,581	1,669
Income from continuing operations attributable to Tyco common shareholders	296	306	250	273
Income (loss) from discontinued operations, net of income taxes	6	4	4	(7)

Net income attributable to Tyco common shareholders	$302	$310	$254	$266

Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.62	$0.64	$0.51	$0.55
Income (loss) from discontinued operations, net of income taxes	0.02	0.01	0.01	(0.01)

Net income attributable to Tyco common shareholders	$0.64	$0.65	$0.52	$0.54

Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.62	$0.64	$0.50	$0.55
Income (loss) from discontinued operations, net of income taxes	0.01	0.01	0.01	(0.02)

Net income attributable to Tyco common shareholders	$0.63	$0.65	$0.51	$0.53

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Tyco International Finance S.A.

        TIFSA, a wholly-owned subsidiary of the Company, has public debt securities outstanding which are fully and unconditionally guaranteed by Tyco. See Note 12. The following tables present condensed consolidating financial information for Tyco, TIFSA and all other subsidiaries. Condensed financial information for Tyco and TIFSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

        For the year ended September 30, 2011, the operating results of discontinued operations are reflected within the equity in net income of subsidiaries caption in the Condensed Consolidating Statement of Operations. For the years ended September 24, 2010 and September 25, 2009, immaterial amounts for Tyco and TIFSA were reflected in the income from discontinued operations, net of income taxes caption and have been conformed to the current year presentation herein.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 30, 2011
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$17,355	$—	$17,355
Cost of product sales and services	—	—	10,745	—	10,745
Selling, general and administrative expenses	32	12	4,591	—	4,635
Restructuring, asset impairment and divestiture charges (gain), net	3	—	(147)	—	(144)

Operating (loss) income	(35)	(12)	2,166	—	2,119
Interest income	—	—	34	—	34
Interest expense	—	(237)	(7)	—	(244)
Other expense, net	(7)	—	(9)	—	(16)
Equity in net income of subsidiaries	2,877	2,176	—	(5,053)	—
Intercompany interest and fees	(1,098)	337	761	—	—

Income from continuing operations before income taxes	1,737	2,264	2,945	(5,053)	1,893
Income tax expense	(4)	(25)	(297)	—	(326)

Income from continuing operations	1,733	2,239	2,648	(5,053)	1,567
Income from discontinued operations, net of income taxes	—	—	168	—	168

Net income	1,733	2,239	2,816	(5,053)	1,735
Less: noncontrolling interest in subsidiaries net income	—	—	2	—	2

Net income attributable to Tyco common shareholders	$1,733	$2,239	$2,814	$(5,053)	$1,733

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 24, 2010
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$17,016	$—	$17,016
Cost of product sales and services	—	—	10,736	—	10,736
Selling, general and administrative expenses	15	2	4,569	—	4,586
Restructuring, asset impairment and divestiture charges, net	—	—	96	—	96

Operating (loss) income	(15)	(2)	1,615	—	1,598
Interest income	—	—	31	—	31
Interest expense	—	(278)	(6)	—	(284)
Other income (expense), net	8	(87)	4	—	(75)
Equity in net income of subsidiaries	2,513	1,149	—	(3,662)	—
Intercompany interest and fees	(1,374)	347	1,027	—	—

Income from continuing operations before income taxes	1,132	1,129	2,671	(3,662)	1,270
Income tax benefit (expense)	—	8	(146)	—	(138)

Income from continuing operations	1,132	1,137	2,525	(3,662)	1,132
Income from discontinued operations, net of income taxes	—	—	7	—	7

Net income	1,132	1,137	2,532	(3,662)	1,139
Less: noncontrolling interest in subsidiaries net income	—	—	7	—	7

Net income attributable to Tyco common shareholders	$1,132	$1,137	$2,525	$(3,662)	$1,132

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 25, 2009
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$16,882	$—	$16,882
Cost of product sales and services	—	—	10,870	—	10,870
Selling, general and administrative expenses	152	5	4,442	—	4,599
Goodwill and intangible asset impairments	—	—	2,705	—	2,705
Restructuring, asset impairment and divestiture charges, net	4	—	210	—	214

Operating loss	(156)	(5)	(1,345)	—	(1,506)
Interest income	—	—	44	—	44
Interest expense	—	(288)	(13)	—	(301)
Other (expense) income, net	(13)	2	4	—	(7)
Equity in net loss of subsidiaries	(204)	(1,400)	—	1,604	—
Intercompany interest and fees	(1,425)	129	1,296	—	—

Loss from continuing operations before income taxes	(1,798)	(1,562)	(14)	1,604	(1,770)
Income tax benefit (expense)	—	63	(134)	—	(71)

Loss from continuing operations	(1,798)	(1,499)	(148)	1,604	(1,841)
Income from discontinued operations, net of income taxes	—	—	47	—	47

Net loss	(1,798)	(1,499)	(101)	1,604	(1,794)
Less: noncontrolling interest in subsidiaries net income	—	—	4	—	4

Net loss attributable to Tyco common shareholders	$(1,798)	$(1,499)	$(105)	$1,604	$(1,798)

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2011
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,390	$—	$1,390
Accounts receivable, net	—	—	2,401	—	2,401
Inventories	—	—	1,344	—	1,344
Intercompany receivables	1,101	1,275	6,821	(9,197)	—
Prepaid expenses and other current assets	24	—	872	—	896
Deferred income taxes	—	—	402	—	402
Assets held for sale	—	—	—	—	—

Total current assets	1,125	1,275	13,230	(9,197)	6,433
Property, plant and equipment, net	—	—	4,051	—	4,051
Goodwill	—	—	9,999	—	9,999
Intangible assets, net	—	—	3,628	—	3,628
Investment in subsidiaries	36,483	19,986	—	(56,469)	—
Intercompany loans receivable	1,921	10,115	20,023	(32,059)	—
Other assets	73	298	2,295	—	2,666

Total Assets	$39,602	$31,674	$53,226	$(97,725)	$26,777

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$—	$2	$—	$2
Accounts payable	—	—	1,278	—	1,278
Accrued and other current liabilities	321	50	2,036	—	2,407
Deferred revenue	—	—	643	—	643
Intercompany payables	3,452	3,369	2,376	(9,197)	—
Liabilities held for sale	—	—	—	—	—

Total current liabilities	3,773	3,419	6,335	(9,197)	4,330
Long-term debt	—	4,091	55	—	4,146
Intercompany loans payable	21,249	3,121	7,689	(32,059)	—
Deferred revenue	—	—	1,143	—	1,143
Other liabilities	398	—	2,480	—	2,878

Total Liabilities	25,420	10,631	17,702	(41,256)	12,497

Redeemable noncontrolling interest	—	—	93	—	93
Tyco Shareholders' Equity:
Common shares	2,792	—	—	—	2,792
Common shares held in treasury	—	—	(951)	—	(951)
Other shareholders' equity	11,390	21,043	36,377	(56,469)	12,341

Total Tyco Shareholders' Equity	14,182	21,043	35,426	(56,469)	14,182
Nonredeemable noncontrolling interest	—	—	5	—	5

Total Equity	14,182	21,043	35,431	(56,469)	14,187

Total Liabilities, Redeemable
Noncontrolling Interest and Equity	$39,602	$31,674	$53,226	$(97,725)	$26,777

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 24, 2010
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,775	$—	$1,775
Accounts receivable, net	—	—	2,493	—	2,493
Inventories	—	—	1,443	—	1,443
Intercompany receivables	1,082	160	15,770	(17,012)	—
Prepaid expenses and other current assets	69	2	865	—	936
Deferred income taxes	—	—	382	—	382
Assets held for sale	221	221	324	(442)	324

Total current assets	1,372	383	23,052	(17,454)	7,353
Property, plant and equipment, net	—	—	4,156	—	4,156
Goodwill	—	—	9,577	—	9,577
Intangible assets, net	—	—	3,446	—	3,446
Investment in subsidiaries	45,396	16,482	—	(61,878)	—
Intercompany loans receivable	—	11,695	20,387	(32,082)	—
Other assets	90	323	2,183	—	2,596

Total Assets	$46,858	$28,883	$62,801	$(111,414)	$27,128

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$517	$19	$—	$536
Accounts payable	—	—	1,340	—	1,340
Accrued and other current liabilities	421	64	2,186	—	2,671
Deferred revenue	—	—	618	—	618
Intercompany payables	10,581	5,189	1,242	(17,012)	—
Liabilities held for sale	—	—	103	—	103

Total current liabilities	11,002	5,770	5,508	(17,012)	5,268
Long-term debt	—	3,593	59	—	3,652
Intercompany loans payable	21,362	1,772	8,948	(32,082)	—
Deferred revenue	—	—	1,106	—	1,106
Other liabilities	410	—	2,591	—	3,001

Total Liabilities	32,774	11,135	18,212	(49,094)	13,027

Redeemable noncontrolling interest	—	—	—	—	—
Tyco Shareholders' Equity:
Preference shares	—	—	2,500	(2,500)	—
Common shares	2,948	—	—	—	2,948
Common shares held in treasury	(575)	—	(401)	—	(976)
Other shareholders' equity	11,711	17,748	42,473	(59,820)	12,112

Total Tyco Shareholders' Equity	14,084	17,748	44,572	(62,320)	14,084
Nonredeemable noncontrolling interest	—	—	17	—	17

Total Equity	14,084	17,748	44,589	(62,320)	14,101

Total Liabilities, Redeemable
Noncontrolling Interest and Equity	$46,858	$28,883	$62,801	$(111,414)	$27,128

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2011
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(7,090)	$1,739	$7,788	$—	$2,437
Net cash used in discontinued operating activities	—	—	(9)	—	(9)
Cash Flows From Investing Activities:
Capital expenditures	—	—	(788)	—	(788)
Proceeds from disposal of assets	—	—	9	—	9
Acquisition of businesses, net of cash acquired	—	—	(656)	—	(656)
Accounts purchased by ADT	—	—	(614)	—	(614)
Divestiture of businesses, net of cash divested	35	—	709	—	744
Intercompany dividend from subsidiary	6,347	9	—	(6,356)	—
Net increase in intercompany loans	—	(1,703)	—	1,703	—
Decrease (increase) in investment in subsidiaries	4,773	(9)	(72)	(4,692)	—
Decrease in investments	—	—	21	—	21
Increase in restricted cash	—	—	(2)	—	(2)
Other	—	(12)	(27)	—	(39)

Net cash provided by (used in) investing activities	11,155	(1,715)	(1,420)	(9,345)	(1,325)
Net cash provided by discontinued investing activities	—	—	259	—	259
Cash Flows From Financing Activities:
Net repayments of debt	—	(19)	(84)	—	(103)
Proceeds from exercise of share options	—	—	124	—	124
Dividends paid	(458)	—	—	—	(458)
Intercompany dividend to parent	—	—	(6,356)	6,356	—
Repurchase of common shares by treasury	(500)	—	(800)	—	(1,300)
Net intercompany loan (repayments) borrowings	(3,126)	—	4,829	(1,703)	—
Decrease in equity from parent	—	—	(4,692)	4,692	—
Transfer from discontinued operations	—	—	250	—	250
Other	19	(5)	(8)	—	6

Net cash used in financing activity	(4,065)	(24)	(6,737)	9,345	(1,481)
Net cash used in discontinued financing activities	—	—	(250)	—	(250)
Effect of currency translation on cash	—	—	(6)	—	(6)

Net decrease in cash and cash equivalents	—	—	(375)	—	(375)
Decrease in cash from deconsolidation of variable interest entity	—	—	(10)	—	(10)
Cash and cash equivalents at beginning of period	—	—	1,775	—	1,775

Cash and cash equivalents at end of period	$—	$—	$1,390	$—	$1,390

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 24, 2010
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(325)	$(172)	$3,127	$—	$2,630
Net cash provided by discontinued operating activities	—	—	27	—	27
Cash Flows From Investing Activities:
Capital expenditures	—	—	(718)	—	(718)
Proceeds from disposal of assets	—	—	29	—	29
Acquisition of businesses, net of cash acquired	—	—	(600)	—	(600)
Accounts purchased by ADT	—	—	(559)	—	(559)
Divestiture of businesses, net of cash divested	—	—	21	—	21
Intercompany dividend from subsidiary	20	—	—	(20)	—
Net increase in intercompany loans	—	(121)	—	121	—
Decrease (increase) in investment in subsidiaries	1,363	457	(1,950)	130	—
Decrease in investments	—	—	59	—	59
Decrease in restricted cash	—	—	7	—	7
Other	—	—	(14)	—	(14)

Net cash provided by (used in) investing activities	1,383	336	(3,725)	231	(1,775)
Net cash used in discontinued investing activities	—	—	(12)	—	(12)
Cash Flows From Financing Activities:
Net repayments of debt	—	(158)	(46)	—	(204)
Proceeds from exercise of share options	—	—	49	—	49
Dividends paid	(416)	—	—	—	(416)
Intercompany dividend to parent	—	—	(20)	20	—
Repurchase of common shares by treasury	(575)	—	(325)	—	(900)
Net intercompany loan (repayments) borrowings	(88)	—	209	(121)	—
Increase in equity from parent	—	—	130	(130)	—
Transfer from discontinued operations	—	—	15	—	15
Other	21	(6)	—	—	15

Net cash (used in) provided by financing activities	(1,058)	(164)	12	(231)	(1,441)
Net cash used in discontinued financing activities	—	—	(15)	—	(15)
Effect of currency translation on cash	—	—	7	—	7

Net decrease in cash and cash equivalents	—	—	(579)	—	(579)
Cash and cash equivalents at beginning of period	—	—	2,354	—	2,354

Cash and cash equivalents at end of period	$—	$—	$1,775	$—	$1,775

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 25, 2009
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(160)	$(1,890)	$4,437	$—	$2,387
Net cash provided by discontinued operating activities	—	—	34	—	34
Cash Flows From Investing Activities:
Capital expenditures	—	—	(702)	—	(702)
Proceeds from disposal of assets	—	—	12	—	12
Acquisition of businesses, net of cash acquired	—	—	(48)	—	(48)
Accounts purchased by ADT	—	—	(543)	—	(543)
Divestiture of businesses, net of cash divested	—	—	2	—	2
Net decrease in intercompany loans	—	2,188	—	(2,188)	—
Decrease in investment in subsidiaries	1,654	1,352	—	(3,006)	—
Decrease in investments	—	—	17	—	17
Decrease in restricted cash	—	—	1	—	1
Other	—	—	(1)	—	(1)

Net cash provided by (used in) investing activities	1,654	3,540	(1,262)	(5,194)	(1,262)
Net cash provided by discontinued investing activities	—	—	59	—	59
Cash Flows From Financing Activities:
Net borrowings (repayments) of debt	—	27	(19)	—	8
Proceeds from exercise of share options	—	—	1	—	1
Dividends paid	(388)	—	—	—	(388)
Repurchase of common shares by subsidiary	—	—	(3)	—	(3)
Net intercompany loan repayments	(1,123)	—	(1,065)	2,188	—
Decrease in equity from parent	—	(1,673)	(1,333)	3,006	—
Transfer from discontinued operations	—	—	93	—	93
Other	16	(5)	(2)	—	9

Net cash used in financing activity	(1,495)	(1,651)	(2,328)	5,194	(280)
Net cash used in discontinued financing activities	—	—	(93)	—	(93)
Effect of currency translation on cash	—	—	(10)	—	(10)

Net (decrease) increase in cash and cash equivalents	(1)	(1)	837	—	835
Cash and cash equivalents at beginning of period	1	1	1,517	—	1,519

Cash and cash equivalents at end of period	$—	$—	$2,354	$—	$2,354

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. Subsequent Events

        Consistent with its annual equity compensation practices, on October 12, 2011, the Company granted Tyco employees 3.4 million share options with a weighted-average grant-date fair value of $12.45 per share at the date of grant. Additionally, the Company granted 1.1 million and 0.5 million restricted stock units and performance share units with a weighted-average grant-date fair value of $44.32 and $48.86 per share on the date of grant, respectively.

        Through November 9, 2011, the Company repurchased approximately 5 million common shares for $200 million under the $1 billion share repurchase program approved by the Board of Directors in April 2011.

TYCO INTERNATIONAL LTD.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Description	Balance at Beginning of Year	Additions Charged to Income	Divestitures and Other	Deductions	Balance at End of Year
Accounts Receivable:
Year Ended September 25, 2009	$196	$106	$(31)	$(104)	$167
Year Ended September 24, 2010	167	96	4	(106)	161
Year Ended September 30, 2011	161	69	(10)	(110)	110