Form 10-Q
period 2011-12-30
TYCO INTERNATIONAL LTD
filed 2012-01-31
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 30, 2011
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

        The number of common shares outstanding as of January 25, 2012 was 460,965,160.

TYCO INTERNATIONAL LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share data)

	For the Quarters Ended
	December 30, 2011	December 24, 2010
Revenue from product sales	$2,295	$2,508
Service revenue	1,913	1,871

Net revenue	4,208	4,379
Cost of product sales	1,566	1,774
Cost of services	978	976
Selling, general and administrative expenses	1,123	1,137
Separation costs (see Note 2)	32	—
Restructuring, asset impairments and divestiture charges (gains), net (see Notes 3 and 4)	37	(214)

Operating income	472	706
Interest income	7	9
Interest expense	(59)	(62)
Other expense, net	(8)	—

Income from continuing operations before income taxes	412	653
Income tax expense	(78)	(163)

Income from continuing operations	334	490
Income from discontinued operations, net of income taxes	—	169

Net income	334	659
Less: noncontrolling interest in subsidiaries net income	1	—

Net income attributable to Tyco common shareholders	$333	$659

Amounts attributable to Tyco common shareholders:
Income from continuing operations	$333	$490
Income from discontinued operations	—	169

Net income attributable to Tyco common shareholders	$333	$659

Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.72	$1.00
Income from discontinued operations	—	0.35

Net income attributable to Tyco common shareholders	$0.72	$1.35

Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.71	$1.00
Income from discontinued operations	—	0.34

Net income attributable to Tyco common shareholders	$0.71	$1.34

Weighted average number of shares outstanding:
Basic	464	488
Diluted	469	492

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except per share data)

	December 30, 2011	September 30, 2011
Assets
Current Assets:
Cash and cash equivalents	$1,013	$1,390
Accounts receivable, less allowance for doubtful accounts of $114 and $110, respectively	2,293	2,401
Inventories	1,465	1,344
Prepaid expenses and other current assets	964	896
Deferred income taxes	402	402

Total current assets	6,137	6,433
Property, plant and equipment, net	4,063	4,051
Goodwill	9,991	9,999
Intangible assets, net	3,673	3,628
Other assets	2,634	2,666

Total Assets	$26,498	$26,777

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$37	$2
Accounts payable	1,243	1,278
Accrued and other current liabilities	2,089	2,407
Deferred revenue	616	643

Total current liabilities	3,985	4,330
Long-term debt	4,137	4,146
Deferred revenue	1,142	1,143
Other liabilities	2,856	2,878

Total Liabilities	12,120	12,497

Commitments and Contingencies (see Note 11)
Redeemable noncontrolling interest (see Note 13)	94	93

Tyco Shareholders' Equity:
Common shares, CHF 6.70 par value, 825,222,070 shares authorized, 486,414,669 shares issued as of December 30, 2011 and September 30, 2011	2,792	2,792
Common shares held in treasury, 23,753,766 and 21,790,502 shares, as of December 30, 2011 and September 30, 2011, respectively	(1,032)	(951)
Contributed surplus	10,635	10,717
Accumulated earnings	2,391	2,058
Accumulated other comprehensive loss	(507)	(434)

Total Tyco Shareholders' Equity	14,279	14,182
Nonredeemable noncontrolling interest	5	5

Total Equity	14,284	14,187

Total Liabilities, Redeemable Noncontrolling Interest and Equity	$26,498	$26,777

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	For the Quarters Ended
	December 30, 2011	December 24, 2010
Cash Flows From Operating Activities:
Net income attributable to Tyco common shareholders	$333	$659
Noncontrolling interest in subsidiaries net income	1	—
Income from discontinued operations, net of income taxes	—	(169)

Income from continuing operations	334	490
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	333	323
Non-cash compensation expense	26	31
Deferred income taxes	48	126
Provision for losses on accounts receivable and inventory	28	32
Gain on divestitures	—	(246)
Other non-cash items	39	16
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	88	11
Contracts in progress	(27)	(29)
Inventories	(131)	(104)
Prepaid expenses and other current assets	(55)	(24)
Accounts payable	(35)	(79)
Accrued and other liabilities	(222)	(270)
Deferred revenue	(29)	10
Other	(59)	(41)

Net cash provided by operating activities	338	246

Net cash used in discontinued operating activities	—	(10)

Cash Flows From Investing Activities:
Capital expenditures	(207)	(179)
Proceeds from disposal of assets	2	3
Acquisition of businesses, net of cash acquired	(95)	(9)
Accounts purchased by ADT	(170)	(133)
Divestiture of businesses, net of cash divested	—	710
Other	29	(3)

Net cash (used in) provided by investing activities	(441)	389

Net cash provided by discontinued investing activities	—	265

Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	411	—
Repayment of short-term debt	(376)	(16)
Repayment of long-term debt	(1)	(1)
Proceeds from exercise of share options	29	22
Dividends paid	(116)	(113)
Repurchase of common shares	(200)	(500)
Transfer from discontinued operations	—	255
Other	(18)	8

Net cash used in financing activities	(271)	(345)

Net cash used in discontinued financing activities	—	(255)

Effect of currency translation on cash	(3)	7

Net (decrease) increase in cash and cash equivalents	(377)	297
Decrease in cash and cash equivalents from deconsolidation of variable interest entity	—	(10)
Cash and cash equivalents at beginning of period	1,390	1,775

Cash and cash equivalents at end of period	$1,013	$2,062

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

For the Quarters Ended December 30, 2011 and December 24, 2010

(in millions)

	Number of Common Shares	Common Shares at Par Value	Treasury Shares	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Tyco Shareholders' Equity	Nonredeemable Noncontrolling Interest	Total Equity
Balance as of September 24, 2010	488	$2,948	$(976)	$12,121	$312	$(321)	$14,084	$17	$14,101
Comprehensive income:
Net income					659		659		659
Deconsolidation of variable interest entity due to adoption of an accounting standard								(11)	(11)
Currency translation, net of income taxes of nil						(149)	(149)		(149)
Unrealized loss on marketable securities and derivative instruments, net of income taxes of nil						(2)	(2)		(2)
Retirement plans, net of income taxes of $4 million						42	42		42

Total comprehensive income							550	(11)	539
Dividends declared		2					2		2
Shares issued from treasury for vesting of share based equity awards	3		89	(67)			22		22
Repurchase of common shares	(13)		(500)				(500)		(500)
Compensation expense				31			31		31
Other								1	1

Balance as of December 24, 2010	478	$2,950	$(1,387)	$12,085	$971	$(430)	$14,189	$7	$14,196

	Number of Common Shares	Common Shares at Par Value	Treasury Shares	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Tyco Shareholders' Equity	Nonredeemable Noncontrolling Interest	Total Equity
Balance as of September 30, 2011	465	$2,792	$(951)	$10,717	$2,058	$(434)	$14,182	$5	$14,187
Comprehensive income:
Net income					333		333		333
Currency translation, net of income tax expense of $1 million						(79)	(79)		(79)
Unrealized gain on marketable securities and derivative instruments, net of income tax benefit of $2 million						2	2		2
Retirement plans, net of income tax expense of $2 million						4	4		4

Total comprehensive income							260		260
Dividends declared				1			1		1
Shares issued from treasury for vesting of share based equity awards	3		138	(109)			29		29
Repurchase of common shares	(5)		(200)				(200)		(200)
Compensation expense				26			26		26
Other			(19)				(19)		(19)

Balance as of December 30, 2011	463	$2,792	$(1,032)	$10,635	$2,391	$(507)	$14,279	$5	$14,284

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation and Summary of Significant Accounting Policies

        Basis of Presentation—The Consolidated Financial Statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim period. The unaudited Consolidated Financial Statements include the consolidated results of Tyco International Ltd., a corporation organized under the laws of Switzerland, and its subsidiaries (Tyco and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Tyco"). The Financial Statements have been prepared in United States dollars ("USD") and in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The results reported in these Consolidated Financial Statements should not be taken as indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (the "2011 Form 10-K").

        References to 2012 and 2011 are to Tyco's fiscal quarters ending December 30, 2011 and December 24, 2010, respectively, unless otherwise indicated.

        The Company has a 52 or 53-week fiscal year that ends on the last Friday in September. Fiscal year 2012 will be a 52-week, whereas fiscal 2011 was a 53-week year.

        Recently Issued Accounting Pronouncements—In June 2011, the FASB issued authoritative guidance for the presentation of comprehensive income. The guidance amended the reporting of Other Comprehensive Income ("OCI") by eliminating the option to present OCI as part of the Consolidated Statement of Shareholder's Equity. The amendment will not impact the accounting for OCI, but only its presentation in the Company's Consolidated Financial Statements. The guidance requires that items of net income and OCI be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements which include total net income and its components, consecutively followed by total OCI and its components to arrive at total comprehensive income. In December 2011, the FASB issued authoritative guidance to defer the effective date for those aspects of the guidance relating to the presentation of reclassification adjustments out of accumulated other comprehensive income. The guidance must be applied retrospectively and is effective for Tyco in the first quarter of fiscal 2013, with early adoption permitted. The Company is currently assessing the timing of its adoption of the guidance.

        In September 2011, the FASB issued authoritative guidance which expanded and enhanced the existing disclosure requirements related to multi-employer pension and other postretirement benefit plans. The amendments require additional quantitative and qualitative disclosures to provide more detailed information regarding these plans including, the significant multi-employer plans in which the Company participates, the level of the Company's participation and contributions with respect to such plans, the financial health of such plans and an indication of their funded status. These disclosures are intended to provide users of financial statements with a better understanding of the employer's involvement in multi-employer and other postretirement benefit plans. The guidance must be applied retrospectively and is effective for Tyco for the fiscal 2012 annual period, with early adoption permitted. The Company is currently assessing the timing of its adoption of the guidance along with what impact, if any, the guidance will have on its annual disclosures.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        In September 2011, the FASB issued authoritative guidance which amends the process of testing goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (defined as having a likelihood of more than fifty percent) that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the traditional two step goodwill impairment test is unnecessary. If an entity concludes otherwise, it would be required to perform the first step of the two step goodwill impairment test. If the carrying amount of the reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test. However, an entity has the option to bypass the qualitative assessment in any period and proceed directly to step one of the impairment test. The guidance is effective for Tyco for interim and annual impairment testing beginning in the first quarter of fiscal 2013, with early adoption permitted. The Company is currently assessing the timing of its adoption of the guidance.

2.    2012 Separation Transaction

        On September 19, 2011, the Company announced that its Board of Directors ("the Board") approved a plan to separate the Company into three separate, publicly traded companies consisting of the Company's North American residential security business, its flow control business, and its commercial fire and security business ("the 2012 Separation"). The 2012 Separation is expected to be completed by the end of the third calendar quarter of 2012 through a tax-free pro rata distribution of all of the equity interest in the flow control and North American residential security businesses.

        Completion of the proposed separation is subject to certain conditions, including final approval by the Board and shareholders, receipt of tax opinions and rulings and the filing and effectiveness of registration statements with the U.S. Securities and Exchange Commission ("SEC"). The 2012 Separation will also be subject to the completion of any necessary financing.

        During the quarter ended December 30, 2011, the Company incurred $32 million of charges within separation costs in the Company's Consolidated Statement of Operations, primarily related to professional fees. The Company also incurred $23 million and $2 million of asset impairment charges and restructuring charges, respectively, related to the 2012 Separation which are recorded within restructuring, asset impairments and divestiture charges (gains), net in the Company's Consolidated Statement of Operations. See Note 4.

3.    Divestitures

        The Company has continued to assess the strategic fit of its various businesses and has pursued divestiture of certain businesses which do not align with its long-term strategy.

Fiscal 2012

        During the quarter ended December 30, 2011, there were no businesses divested by the Company.

Fiscal 2011

        On November 9, 2010, the Company announced that it entered into an investment agreement (the "Agreement") to sell a majority interest in its Electrical and Metal Products business to an affiliate of

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Divestitures (Continued)

the private equity firm Clayton, Dubilier & Rice, LLC (the "Investor"). The Company formed a newly incorporated holding company, Atkore International Group Inc. ("Atkore"), to hold the Company's Electrical and Metal Products business. On December 22, 2010, the transaction closed and the Investor acquired shares of a newly-created class of cumulative convertible preferred stock of Atkore (the "Preferred Stock"). The Preferred Stock initially represented 51% of the outstanding capital stock (on an as-converted basis) of Atkore. In connection with the closing, the Company received cash proceeds of approximately $713 million and recorded a gain of $259 million, which included $33 million of cumulative translation gain, during the first quarter of fiscal 2011. The gain on disposal is recorded within restructuring, asset impairment and divestiture charges (gains), net in the Company's Consolidated Statements of Operations.

        Tyco's retained ownership interest in Atkore is accounted for under the equity method of accounting and is recorded in other assets in the Company's Consolidated Balance Sheet as of December 30, 2011 and September 30, 2011. The Company's proportionate share of Atkore's net loss is recorded within other expense, net in the Company's Consolidated Statements of Operations. The company recorded an equity loss of $9 million for the quarter ended December 30, 2011 and nil for the quarter ended December 24, 2010.

Discontinued Operations

Fiscal 2012

        During the quarter ended December 30, 2011, there were no businesses which met the criteria to be presented as discontinued operations.

Fiscal 2011

        On September 30, 2010, the Company sold its European water business, which was part of the Company's Flow Control segment. The sale was completed for approximately $264 million in cash proceeds, net of $7 million of cash divested on sale, and a pre-tax gain of $173 million was recorded, which was largely exempt from tax. The gain was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations.

        Net revenue, pre-tax loss from discontinued operations, pre-tax income on sale of discontinued operations, income tax benefit and income from discontinued operations, net of income taxes for the quarter ended December 24, 2010 are as follows ($ millions):

December 24, 2010
Net revenue	$3

Pre-tax loss from discontinued operations	$(5)
Pre-tax income on sale of discontinued operations	173
Income tax benefit	1

Income from discontinued operations, net of income taxes	$169

        There were no material pending divestitures as of December 30, 2011 and September 30, 2011.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Divestitures (Continued)

Divestiture Charges (Gains), Net

        During the quarters ended December 30, 2011 and December 24, 2010, the Company recorded nil and a net gain of $246 million, respectively, in restructuring, asset impairment and divestiture charges (gains), net in the Company's Consolidated Statements of Operations in connection with the divestiture and write-down to fair value less cost to sell of certain businesses that did not meet the criteria for discontinued operations. The net gain for the quarter ended December 24, 2010 includes a gain of $259 million which was subject to the settlement of working capital adjustments recognized in conjunction with the sale of a majority interest in the Company's Electrical and Metal Products business, as discussed above. The Company recorded approximately $11 million of working capital adjustments subsequent to the first quarter of fiscal 2011 that reduced the gain.

4.    Restructuring and Asset Impairment Charges, Net

        The Company continues to identify and pursue opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across the Company's businesses during fiscal 2012 as well as to prepare the Company for the anticipated 2012 Separation. The Company expects to incur restructuring and restructuring related charges of approximately $125 million to $150 million in fiscal 2012. In addition, the Company anticipates incurring approximately $125 million in restructuring and restructuring related charges in conjunction with the 2012 Separation. See Note 2.

        The Company recorded restructuring and asset impairment charges by program and Consolidated Statement of Operations classification as follows ($ in millions):

	For the Quarter Ended December 30, 2011	For the Quarter Ended December 24, 2010
2012 actions	$32	$—
2011 program	4	33
2009 and prior programs	1	(1)

Total restructuring and asset impairment charges, net	$37	$32

Charges reflected in restructuring, asset impairments and divestiture charges (gains), net	$37	$32

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Restructuring and Asset Impairment Charges, Net (Continued)

2012 Actions

        Restructuring and asset impairment charges, net, during the quarter ended December 30, 2011 related to 2012 actions are as follows ($ in millions):

	For the Quarter Ended December 30, 2011
	Employee Severance and Benefits(1)	Facility Exit and Other Charges(2)	Total
Tyco Security Solutions	$2	$22	$24
Tyco Fire Protection	1	2	3
Tyco Flow Control	1	—	1
Corporate and Other	3	1	4

Total	$7	$25	$32

(1)
Includes $1 million of charges related to the 2012 Separation recorded by Corporate and Other.

(2)
Includes $21 million and $2 million of asset impairment charges recorded by Tyco Security Solutions and Tyco Fire Protection, respectively, and $1 million of other restructuring charges recorded by Corporate and Other related to the 2012 Separation.

        The rollforward of the reserves from September 30, 2011 to December 30, 2011 is as follows ($ in millions):

Balance as of September 30, 2011	$—
Charges	8
Utilization	(2)

Balance as of December 30, 2011	$6

2011 Program

        During fiscal 2011 the Company continued to identify and pursue opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across the Company's business (the "2011 Program").

        Restructuring and asset impairment charges, net, during the quarters ended December 30, 2011 and December 24, 2010 related to the 2011 Program are as follows ($ in millions):

	For the Quarter Ended December 30, 2011
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
Tyco Security Solutions	$3	$1	$4
Tyco Flow Control	(1)	—	(1)
Corporate and Other	—	1	1

Total	$2	$2	$4

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Restructuring and Asset Impairment Charges, Net (Continued)

	For the Quarter Ended December 24, 2010
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in SG&A	Total
Tyco Security Solutions	$1	$2	$1	$4
Tyco Fire Protection	25	—	—	25
Tyco Flow Control	—	—	(1)	(1)
Corporate and Other	5	—	—	5

Total	$31	$2	$—	$33

        Restructuring and asset impairment charges, net, incurred cumulative to date from initiation of the 2011 Program are as follows ($ in millions):

	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Charges Reflected in SG&A	Total
Tyco Security Solutions	$23	$7	$—	$—	$30
Tyco Fire Protection	31	2	2	—	35
Tyco Flow Control	9	3	—	(1)	11
Corporate and Other	6	7	—	—	13

Total	$69	$19	$2	$(1)	$89

        The rollforward of the reserves from September 30, 2011 to December 30, 2011 is as follows ($ in millions):

Balance as of September 30, 2011	$53
Charges	6
Reversals	(2)
Utilization	(14)
Reclass/transfers	1

Balance as of December 30, 2011	$44

2009 and prior programs

        The Company continues to maintain restructuring reserves related to programs initiated prior to fiscal 2011. The total amount of these reserves were $68 million and $79 million as of December 30, 2011 and September 30, 2011, respectively. The decrease in the reserves is primarily due to cash utilization. The aggregate remaining reserves primarily relate to facility exit costs for long-term non-cancelable lease obligations.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Restructuring and Asset Impairment Charges, Net (Continued)

Total Restructuring Reserves

        As of December 30, 2011 and September 30, 2011, restructuring reserves related to all programs were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	December 30, 2011	September 30, 2011
Accrued and other current liabilities	$89	$99
Other liabilities	29	33

Total	$118	$132

5.    Acquisitions

Fiscal 2012

Acquisitions

        During the quarter ended December 30, 2011, cash paid for acquisitions included in continuing operations totaled $95 million, which primarily related to the acquisition of Visonic Ltd. ("Visonic"). Visonic is a global developer and manufacturer of electronic security systems and components. Cash paid for Visonic totaled approximately $94 million, net of cash acquired of $5 million by the Company's Tyco Security Solutions segment.

ADT Account Acquisitions

        During the quarter ended December 30, 2011, the Company made cash payments of $170 million to acquire approximately 144,000 customer contracts for electronic security services in the Company's Tyco Security Solutions segment.

Acquisition and Integration Related Costs

        Acquisition and integration costs are expensed as incurred. During the quarter ended December 30, 2011, the Company did not incur any material acquisition costs. During the quarter ended December 30, 2011, the Company incurred integration costs of $8 million, primarily in connection with its integration of Brink's Home Security, Inc. ("Broadview Security") into the Tyco Security Solutions segment. Such costs are recorded in selling, general and administrative expenses in the Company's Consolidated Statements of Operations for the quarter ended December 30, 2011.

Fiscal 2011

Acquisitions

        During the quarter ended December 24, 2010, cash paid for acquisitions included in continuing operations totaled $9 million, primarily within the Company's Tyco Flow Control and Tyco Fire Protection segments.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.    Acquisitions (Continued)

ADT Account Acquisitions

        During the quarter ended December 24, 2010, Tyco made cash payments of $133 million to acquire approximately 121,000 customer contracts for electronic security services in the Company's Tyco Security Solutions segment.

Acquisition and Integration Related Costs

        During the quarter ended December 24, 2010, the Company did not incur any material acquisition costs. During the quarter ended December 24, 2010, the Company's Tyco Security Solutions segment incurred $5 million of integration costs in connection with the integration of Broadview Security. Such costs are recorded within selling, general and administrative expenses in the Company's Consolidated Statement of Operations for the quarter ended December 24, 2010.

6.    Income Taxes

        The Company did not have a significant change to its unrecognized tax benefits during the quarter ended December 30, 2011.

        Many of Tyco's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
Australia	2004-2011
Canada	2002-2011
Germany	1998-2011
Italy	2004-2011
South Korea	2006-2011
Switzerland	2002-2011
United Kingdom	2000-2011
United States	1997-2011

        Based on the current status of its income tax audits, the Company believes that it is reasonably possible that between $0 and $55 million in unrecognized tax benefits may be resolved in the next twelve months.

        At each balance sheet date, management evaluates whether it is more likely than not that the Company's deferred tax assets will be realized and if sufficient future taxable income will be available by assessing current period and projected operating results and other pertinent data. As of December 30, 2011, the Company had recorded deferred tax assets of $1.4 billion, which is comprised of $2.8 billion gross deferred tax assets net of $1.4 billion valuation allowances.

Tax Sharing Agreement and Other Income Tax Matters

        In connection with the spin-offs of Covidien and TE Connectivity ("the 2007 Separation"), Tyco entered into a Tax Sharing Agreement that generally governs Covidien's, TE Connectivity's and Tyco's respective rights, responsibilities, and obligations after the 2007 Separation with respect to taxes,

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.    Income Taxes (Continued)

including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the distribution of all of the shares of Covidien or TE Connectivity to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code ("the Code") or certain internal transactions undertaken in anticipation of the spin-offs to qualify for tax-favored treatment under the Code.

        Under the Tax Sharing Agreement, Tyco shares responsibility for certain of its, Covidien's and TE Connectivity's income tax liabilities, which result in cash payments, based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and TE Connectivity share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and TE Connectivity's U.S. and certain non-U.S. income tax returns. The costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties. In connection with the execution of the Tax Sharing Agreement, Tyco established a net receivable from Covidien and TE Connectivity representing the amount Tyco expected to receive for pre-2007 Separation uncertain tax positions, including amounts owed to the Internal Revenue Service ("IRS"). As of both December 30, 2011 and September 30, 2011, respectively, the aggregate amount of the net receivable was $89 million, of which $73 million was included in other assets and $16 million was included in prepaid expenses and other current assets on the Consolidated Balance Sheet. Tyco also established liabilities representing the fair market value of its share of Covidien's and TE Connectivity's estimated obligations, primarily to the IRS, for their pre-2007 Separation taxes covered by the Tax Sharing Agreement. As of December 30, 2011 and September 30, 2011, Tyco had recorded $388 million and $387 million, respectively, in other liabilities, and $49 million and $49 million, respectively, in accrued and other current liabilities.

        Tyco assesses the shared tax liabilities and related guaranteed liabilities at each reporting period. The receivable and liability were initially recognized with an offset to shareholders' equity in 2007. During both the quarters ended December 30, 2011 and December 24, 2010, Tyco recorded income of $1 million in accordance with the Tax Sharing Agreement. Tyco will provide payment to Covidien and TE Connectivity under the Tax Sharing Agreement as the shared income tax liabilities are settled. Settlement is expected to occur as the audit process by applicable taxing authorities is completed for the impacted years and cash payments are made. Due to the nature of the unresolved adjustments described in the next paragraph, the maximum amount of potential future payments under the Tax Sharing Agreement is not determinable. Such cash payments, when they occur, will reduce the guarantor liability as such payments represent an equivalent reduction of risk. Tyco also assesses the sufficiency of the Tax Sharing Agreement guarantee liability on a quarterly basis and will increase the liability when it is probable that cash payments expected to be made under the Tax Sharing Agreement exceed the recorded balance.

        Tyco and its subsidiaries' income tax returns are examined periodically by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments, in particular with respect to years preceding the 2007 Separation. The issues and proposed adjustments related to such years are generally subject to the sharing provisions of the Tax Sharing Agreement. Tyco is reviewing and contesting certain of the proposed tax adjustments. With respect to adjustments raised by the IRS, although the Company has resolved a substantial number of these adjustments, a few significant items are expected to remain open with respect to the audit of the 1997 through 2004 years. As of the date hereof, it is unlikely that Tyco will be able to resolve all the open items, which primarily involve the treatment of certain intercompany debt transactions during the

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.    Income Taxes (Continued)

period, through the IRS appeals process. As a result, Tyco expects to litigate these matters once it receives the requisite statutory notices from the IRS, which is likely to occur within the next six months. The Company has assessed its obligations under the Tax Sharing Agreement, including with respect to the proposed civil fraud penalties discussed below, to determine that its recorded liability of $437 million is sufficient to cover the indemnifications made by the Company under such agreement. See Note 18. However, the ultimate resolution of these matters is uncertain and could result in a material adverse impact to the Company's financial position, results of operations, cash flows or the effective tax rate in future reporting periods.

        In connection with the aforementioned audits, the IRS proposed civil fraud penalties against a prior subsidiary that was distributed to TE Connectivity in connection with the 2007 Separation. The penalties allegedly arise from actions of former executives taken in connection with intercompany transfers of stock of Simplex Technologies in 1998 and 1999. Based on statutory guidelines, the Company estimates the proposed penalties could range between $30 million and $50 million. This is a pre-2007 Separation tax liability that is covered by the provisions of the Tax Sharing Agreement.

        In addition to dealing with pre-2007 Separation tax liabilities of each of the three entities party thereto, the Tax Sharing Agreement contains sharing provisions to address the contingency that the 2007 Separation itself, or internal transactions related to the 2007 Separation, may be deemed taxable by U.S. or non U.S. taxing authorities. In the event the 2007 Separation is determined to be taxable and such determination was the result of actions taken after the 2007 Separation by Tyco, Covidien or TE Connectivity, the party responsible for such failure would be responsible for all taxes imposed on each company as a result thereof. If such determination is not the result of actions taken by any of the three companies after the 2007 Separation, then Tyco, Covidien and TE Connectivity would be responsible for 27%, 42% and 31%, respectively, of any taxes imposed on any of the companies as a result of such determination. Such tax amounts could be significant. The Company is responsible for all of its own taxes that are not shared pursuant to the Tax Sharing Agreement's sharing formula. In addition, Covidien and TE Connectivity are responsible for their tax liabilities that are not subject to the Tax Sharing Agreement's sharing formula.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.    Income Taxes (Continued)

related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

7.    Earnings Per Share

        The reconciliations between basic and diluted earnings per share attributable to Tyco common shareholders are as follows (in millions, except per share data):

	For the Quarter Ended December 30, 2011			For the Quarter Ended December 24, 2010
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$333	464	$0.72	$490	488	$1.00
Share options and restricted share awards	—	5		—	4

Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations attributable to Tyco common shareholders, giving effect to dilutive adjustments	$333	469	$0.71	$490	492	$1.00

        The computation of diluted earnings per share for the quarter ended December 30, 2011 excludes the effect of the potential exercise of share options to purchase approximately 8 million shares because the effect would be anti-dilutive.

        The computation of diluted earnings per share for the quarter ended December 24, 2010 excludes the effect of the potential exercise of share options to purchase approximately 13 million shares and excludes restricted stock units of approximately 1 million shares because the effect would be anti-dilutive.

8.    Goodwill and Intangible Assets

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Goodwill and Intangible Assets (Continued)

        The changes in the carrying amount of goodwill by segment are as follows ($ in millions):

	As of September 30, 2011	Acquisitions/ Purchase Accounting Adjustments	Currency Translation	As of December 30, 2011
Tyco Security Solutions
Gross Goodwill	$6,913	$26	$(12)	$6,927
Impairments	(1,332)	—	—	(1,332)

Carrying Amount of Goodwill	5,581	26	(12)	5,595

Tyco Fire Protection
Gross Goodwill	2,677	1	(1)	2,677
Impairments	(429)	—	—	(429)

Carrying Amount of Goodwill	2,248	1	(1)	2,248

Tyco Flow Control
Gross Goodwill	2,170	(1)	(21)	2,148
Impairments	—	—	—	—

Carrying Amount of Goodwill	2,170	(1)	(21)	2,148

TOTAL
Gross Goodwill	11,760	26	(34)	11,752
Impairments	(1,761)	—	—	(1,761)

Carrying Amount of Goodwill	$9,999	$26	$(34)	$9,991

	As of September 24, 2010	Acquisitions/ Purchase Accounting Adjustments	Divestitures	Currency Translation	As of September 30, 2011
Tyco Security Solutions
Gross Goodwill	$6,799	$133	$(1)	$(18)	$6,913
Impairments	(1,332)	—	—	—	(1,332)

Carrying Amount of Goodwill	5,467	133	(1)	(18)	5,581

Tyco Fire Protection
Gross Goodwill	2,633	45	(4)	3	2,677
Impairments	(429)	—	—	—	(429)

Carrying Amount of Goodwill	2,204	45	(4)	3	2,248

Tyco Flow Control
Gross Goodwill	1,906	253	(16)	27	2,170
Impairments	—	—	—	—	—

Carrying Amount of Goodwill	1,906	253	(16)	27	2,170

Electrical and Metal Products
Gross Goodwill	935	—	(935)	—	—
Impairments	(935)	—	935	—	—

Carrying Amount of Goodwill	—	—	—	—	—

TOTAL
Gross Goodwill	12,273	431	(956)	12	11,760
Impairments	(2,696)	—	935	—	(1,761)

Carrying Amount of Goodwill	$9,577	$431	$(21)	$12	$9,999

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Goodwill and Intangible Assets (Continued)

        The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets as of December 30, 2011 and September 30, 2011 ($ in millions):

	December 30, 2011		September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$8,387	$5,216	$8,225	$5,077
Intellectual property	592	487	571	483
Other	117	26	116	22

Total	$9,096	$5,729	$8,912	$5,582

Non-Amortizable:
Intellectual property	$217		$212
Other	89		86

Total	$306		$298

        Intangible asset amortization expense for the quarters ended December 30, 2011 and December 24, 2010 was $162 million and $152 million, respectively. As of December 30, 2011, the weighted-average amortization period for contracts and related customer relationships, intellectual property, other and total amortizable intangible assets were 14 years, 18 years, 10 years, and 14 years, respectively.

        The estimated aggregate amortization expense on intangible assets is expected to be approximately $450 million for the remainder of 2012, $500 million for 2013, $425 million for 2014, $375 million for 2015, $325 million for 2016 and $1,292 million for 2017 and thereafter.

9.    Debt

        Debt as of December 30, 2011 and September 30, 2011 is as follows ($ in millions):

	December 30, 2011	September 30, 2011
Commercial paper(1)	$35	$—
6.0% public notes due 2013	656	655
4.125% public notes due 2014	499	499
3.375% public notes due 2015	499	499
3.75% public notes due 2018	249	249
8.5% public notes due 2019	750	750
7.0% public notes due 2019	431	431
6.875% public notes due 2021	714	715
4.625% public notes due 2023	248	248
Other(1)(2)	93	102

Total debt	4,174	4,148
Less current portion	37	2

Long-term debt	$4,137	$4,146

(1)
Commercial paper, plus $2 million of the amount shown as other, comprise the current portion of the Company's total debt as of December 30, 2011.

(2)
$2 million of the amount shown as other, comprise the current portion of the Company's total debt as of September 30, 2011.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Debt (Continued)

  Fair Value

        The carrying amount of Tyco's debt subject to the fair value disclosure requirements as of December 30, 2011 and September 30, 2011 was $4,081 million and $4,046 million, respectively. The Company has determined the fair value of such debt to be $4,709 million and $4,689 million as of December 30, 2011 and September 30, 2011, respectively. The Company utilizes various valuation methodologies to determine the fair value of its debt, which is primarily dependent on the type of market in which the Company's debt is traded. When available, the Company uses quoted market prices to determine the fair value of its debt that is traded in active markets. As of December 30, 2011 and September 30, 2011, the fair value of the Company's debt which was actively traded was $4,674 million and $4,689 million, respectively. Additionally, the Company believes the carrying amount of its commercial paper of $35 million as of December 30, 2011, approximates fair value based on the short-term nature of such debt.

  Commercial paper

        During the first quarter of fiscal 2012, Tyco International Finance, S.A. ("TIFSA"), the Company's finance subsidiary, issued commercial paper to U.S. institutional accredited investors and qualified institutional buyers. Borrowings under the commercial paper program are available for general corporate purposes. As of December 30, 2011, TIFSA had $35 million of commercial paper outstanding, which bore interest at a weighted-average rate of 0.55%. As of September 30, 2011, TIFSA had no commercial paper outstanding.

  Credit Facilities

        The Company's committed revolving credit facilities totaled $1.5 billion as of December 30, 2011. These revolving credit facilities may be used for working capital, capital expenditures and general corporate purposes. As of December 30, 2011, there were no amounts drawn under the Company's revolving credit facilities, although the Company had dedicated $35 million of availability to backstop outstanding commercial paper. As of September 30, 2011, no amounts were drawn under the Company's revolving credit facilities. Interest under the revolving credit facilities is variable and is calculated by reference to LIBOR or an alternate base rate.

10.    Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value as of December 30, 2011 and September 30, 2011. The fair value of derivative financial instruments was not material to any of the periods presented. See below for the fair value of investments and Note 9 for the fair value of debt.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Financial Instruments (Continued)

methods to eliminate or reduce the impacts of these exposures. The Company does not use derivative financial instruments for trading or speculative purposes.

        For derivative instruments that are designated and qualified as hedging instruments for accounting purposes, the Company documented and linked the relationships between the hedging instruments and hedged items. The Company also assessed and documented at the hedge's inception whether the derivatives used in hedging transactions were effective in offsetting changes in fair values associated with the hedged items. These hedges did not result in any hedge ineffectiveness for the quarters ended December 30, 2011 and December 24, 2010.

        All derivative financial instruments are reported on the Consolidated Balance Sheet at fair value with changes in the fair value of the derivative financial instruments recognized currently in the Company's Statement of Operations, with the exception of net investment hedges for which changes in fair value are reported in the cumulative translation component of accumulated other comprehensive loss to the extent the hedges are effective. The ineffective portion of the hedge, if any, is recognized in the Consolidated Statement of Operations. The derivative financial instruments and impact of such changes in the fair value of the derivative financial instruments was not material to the Consolidated Balance Sheets as of December 30, 2011 and September 30, 2011 or Consolidated Statements of Operations and Statement of Cash Flows for the quarters ended December 30, 2011 and December 24, 2010.

Foreign Currency Exposures

        The Company manages foreign currency exchange rate risk through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact and potential variability in cash flows associated with intercompany loans and accounts receivable, accounts payable and forecasted transactions that are denominated in certain foreign currencies. As of December 30, 2011 and September 30, 2011, the total gross notional amount of the Company's foreign exchange contracts was $352 million and $836 million, respectively.

        The Company hedged net investments in certain foreign operations through the use of foreign exchange forward contracts during both the quarters ended December 30, 2011 and September 30, 2011. The objective was to minimize the exposure to changes in the value of the foreign currency denominated net investment. As of the quarter ended December 30, 2011, the Company terminated its net investment hedge. Accordingly, the aggregate notional amount of these hedges was nil and $224 million as of December 30, 2011 and September 30, 2011, respectively. Changes in the fair value of forward contracts qualifying as net investment hedges are reported in cumulative translation component of accumulated other comprehensive loss to the extent the hedges are effective. The ineffective portion of the hedge was not material to the Company's Consolidated Statement of Operations for the quarters ended December 30, 2011 and December 24, 2010. These contracts did not have a material impact to the Company's Consolidated Balance Sheets as of December 30, 2011 and September 30, 2011.

Interest Rate Exposures

        The Company manages interest rate risk through the use of interest rate swap transactions with financial institutions acting as principal counterparties, which are designated as fair value hedges for

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Financial Instruments (Continued)

accounting purposes. Since the third quarter of 2009, TIFSA has been entering into interest rate swap transactions with the objective of managing the exposure to interest rate risk by converting interest rates of fixed-rate debt to variable rates. In these contracts, TIFSA agrees with financial institutions acting as principal counterparties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. As of December 30, 2011 and September 30, 2011, the total gross notional amount of the Company's interest rate swap contracts was $1.2 billion for both periods.

Commodity Exposures

        During fiscal 2012 and 2011, the Company entered into commodity swaps for copper which are not designated as hedging instruments for accounting purposes, and which did not have a material impact on the Company's financial position, results of operations or cash flows.

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

        The Company's exposure to credit risk associated with its derivative instruments is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. As of December 30, 2011, the Company was exposed to industry concentration with financial institutions as well as risk of loss if an individual counterparty or issuer failed to perform its obligations under contractual terms. The maximum amount of loss that the Company would incur as of December 30, 2011 without giving consideration to the effects of legally enforceable master netting agreements was approximately $41 million.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Financial Instruments (Continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following tables present the Company's assets and liabilities measured at fair value on a recurring basis as of December 30, 2011 and September 30, 2011, by level within the fair value

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Financial Instruments (Continued)

hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the valuation.

	As of December 30, 2011
($ in millions)	Level 1	Level 2	Total
Available-for-Sale Securities:
Corporate debt securities	$—	$39	$39
U.S. Government debt securities	101	97	198

Total	$101	$136	$237

	As of September 30, 2011
($ in millions)	Level 1	Level 2	Total
Available-for-Sale Securities:
Corporate debt securities	$—	$43	$43
U.S. Government debt securities	101	103	204

Total	$101	$146	$247

        During the quarter December 30, 2011, the Company did not have any significant transfers within the fair value hierarchy.

Other

        The Company had $2.8 billion and $2.9 billion of intercompany loans designated as permanent in nature as of December 30, 2011 and September 30, 2011, respectively. For the quarters ended December 30, 2011 and December 24, 2010, the Company recorded $21 million of cumulative translation loss and $5 million of cumulative translation gain, respectively, through accumulated other comprehensive loss related to these loans.

11.    Commitments and Contingencies

        In connection with the 2007 Separation, the Company entered into a liability sharing agreement regarding certain legal actions that were pending against Tyco prior to the 2007 Separation. Under the Separation and Distribution Agreement, the Company, Covidien and TE Connectivity are jointly and severally liable for the full amount of any judgments resulting from the actions subject to the agreement, which generally relate to legacy matters that were not specific to the business operations of any of the companies. Substantially all of these legacy matters have been resolved. Additionally, at the time of the 2007 Separation, the Company, Covidien and TE Connectivity agreed to allocate responsibility for certain legacy tax claims pursuant to the same formula under the Tax Sharing Agreement. A number of the legacy tax claims remain outstanding. See Note 6.

Legacy Matters

        Tyco is a party to several lawsuits involving disputes with former management, among which are affirmative cases brought by Tyco against Mr. Dennis L. Kozlowski, Mr. Mark Swartz and Mr. Frank Walsh Jr. In connection with these affirmative actions, Mr. Kozlowski, through counterclaims, and Mr. Swartz, through demand letters, are seeking an aggregate of approximately $140 million allegedly due in connection with their compensation and retention arrangements and under the Employee Retirement Income Security Act ("ERISA").

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    Commitments and Contingencies (Continued)

        With respect to Mr. Kozlowski, on December 1, 2010, the U.S. District Court for the Southern District of New York ruled in favor of several of the Company's affirmative claims against him before trial, while dismissing all of Mr. Kozlowski's counterclaims for pay and benefits after 1995. With respect to Mr. Swartz, on March 3, 2011, the same Court granted the Company's motion for summary judgment. The Court further ruled that issues related to damages will need to be resolved at trial. No trial date has been set. The Company expects Mr. Kozlowski to contest the decision against him. As a result, the Company has and will continue to maintain the reserve recorded in its Consolidated Balance Sheet for the amounts allegedly due under his compensation and retention arrangements and under ERISA until the appeals process is complete. With respect to Mr. Swartz, any claim which he could have brought against the Company for pay and benefits is time barred by applicable statutes of limitations. Because the statutes of limitations expired subsequent to the end of the quarter, the Company will reverse the $50 million liability related to his pay and benefits during the second quarter of fiscal 2012. With respect to Mr. Kozlowski's compensation, the Company believes that its existing reserve is sufficient and that the ultimate resolution of the matter will not have a material adverse effect on its financial position, results of operations or cash flows.

        Tyco has also brought an action against Mr. Walsh in connection with the damages suffered by Tyco arising from Mr. Walsh's breach of his fiduciary duties to Tyco. In October 2010, the U.S. District Court for the Southern District of New York denied Tyco's affirmative claims for recovery of damages against Mr. Walsh. In January 2012, the United States Court of Appeals for the Second Circuit reversed the District Court's ruling that Tyco's Board of Directors could ratify breaches of fiduciary duties owed by Mr. Walsh to Tyco's shareholders, and remanded the case to the District Court to resolve certain issues relating to consequential damages. This affirmative matter, and the affirmative matters against Messrs. Kozlowski and Swartz, are not subject to the liability sharing provisions of the Separation and Distribution Agreement. Separately, Mr. Walsh is pursuing a New York state court claim against the Company asserting his entitlement to indemnification. This action is subject to the liability sharing provisions of the Separation and Distribution Agreement.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 30, 2011, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $37 million to $87 million. As of December 30, 2011, Tyco concluded that the best estimate within this range is approximately $58 million, of which $23 million is included in accrued and other current liabilities and $35 million is included in other liabilities in the Company's Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payments of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos Matters

        The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    Commitments and Contingencies (Continued)

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

        As of December 30, 2011, there were approximately 4,800 lawsuits pending against the Company, its subsidiaries or entities for which the Company has assumed responsibility. Each lawsuit typically includes several claims, and the Company has determined that there were approximately 5,900 claims outstanding as of December 30, 2011, which reflects the Company's current estimate of the number of viable claims made against it, its affiliates or entities for which it has assumed responsibility in connection with acquisitions or divestitures. This amount includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants or are duplicative of other actions.

        Annually, during the Company's third quarter, the Company performs an analysis with the assistance of outside counsel and other experts to update its estimated asbestos-related assets and liabilities. Due to a high degree of uncertainty regarding the pattern and length of time over which claims will be made and then settled or litigated, the Company uses multiple estimation methodologies based on varying scenarios of potential outcomes to estimate the range of loss. The Company's estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is predominantly based on claim experience over the past five years, and a projection which covers claims expected to be filed, including related defense costs, over the next seven years on an undiscounted basis. The Company has concluded that estimating the liability beyond the seven year period will not provide a reasonable estimate, as these uncertainties increase significantly as the projection period lengthens. The Company's estimate of asbestos-related insurance recoveries represents estimated amounts due to the Company for previously paid and settled claims and the probable reimbursements relating to its estimated liability for pending and future claims. In determining the amount of insurance recoverable, the Company considers a number of factors, including available insurance, allocation methodologies, solvency and creditworthiness of the insurers. On a quarterly basis, the Company re-evaluates the assumptions used to perform the annual analysis and records an expense as necessary to reflect changes in its estimated liability and related insurance asset. As of December 30, 2011, the Company's estimated net liability of $65 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    Commitments and Contingencies (Continued)

related defense costs of $288 million, and separately as an asset for insurance recoveries of $223 million. Similarly, as of September 30, 2011, the Company's estimated net liability of $82 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $306 million, and separately as an asset for insurance recoveries of $224 million.

        The amounts recorded by the Company for asbestos-related liabilities and insurance-related assets are based on currently available information as well as estimates and assumptions. Key variables and assumptions include the number and type of new claims that are filed each year, the average cost of resolution of claims, the resolution of coverage issues with insurance carriers, amount of insurance and the solvency risk with respect to the Company's insurance carriers. Furthermore, predictions with respect to these variables are subject to greater uncertainty in the later portion of the projection period. Other factors that may affect the Company's liability and cash payments for asbestos-related matters include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms of state or federal tort legislation and the applicability of insurance policies among subsidiaries. The Company believes that its asbestos-related reserves as of December 30, 2011 are appropriate. However, actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company's calculations vary significantly from actual results.

Compliance Matters

        As previously reported in the Company's periodic filings, the Company has received and responded to various allegations and other information that certain improper payments were made by the Company's subsidiaries and agents in recent years. The Company reported to the Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to these and other allegations and its internal investigations. In 2005, the Company informed the DOJ and the SEC that it retained outside counsel to perform a Company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), and that it would continue to investigate and make periodic progress reports to these agencies. The Company has and will continue to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by the Company in the course of its ongoing compliance activities. The baseline review, which has been completed, has revealed that some business practices may not comply with Tyco and FCPA requirements, and in February 2010, the Company initiated discussions with the DOJ and SEC aimed at resolving these matters, which remain ongoing. Although the Company has recorded its best estimate of potential loss related to this matter, it is possible that this estimate may differ from the ultimate loss determined in connection with the resolution of this matter, as the Company may be required to pay material fines, consent to injunctions on future conduct, consent to the imposition of a compliance monitor, or suffer other criminal or civil penalties or adverse impacts, including being subject to lawsuits brought by private litigants, each of which may have a material adverse effect on the Company's financial position, results of operations or cash flows.

        Covidien and TE Connectivity agreed, in connection with the 2007 Separation, to cooperate with the Company in its responses regarding these matters. Any judgment required to be paid or settlement or other cost incurred by the Company in connection with the FCPA investigation matters would be

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    Commitments and Contingencies (Continued)

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

        As previously disclosed, in early 2007 certain former subsidiaries in the Company's Flow Control business were charged, prior to their divestiture, by the German Federal Cartel Office ("FCO") with engaging in anti-competitive practices, in particular with regard to its hydrant, valve, street box and fittings business. The Company investigated this matter and determined that the conduct may have violated German competition law. The Company cooperated with the FCO in its investigation and settled the matter during the first fiscal quarter of 2012.

        During the fourth quarter of fiscal 2011, the Company concluded that its best estimate of probable loss for these compliance matters was $34 million in the aggregate, which the Company recorded as a liability in accrued and other current liabilities in the Consolidated Balance Sheet, and which remains unchanged in the first fiscal quarter of fiscal 2012. Due to the sharing provisions in the Separation and Distribution Agreement, the Company has also recorded receivables from Covidien and TE Connectivity related to certain of these compliance matters in other current assets in the Company's Consolidated Balance Sheet as of December 30, 2011.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million. The quarterly withdrawal liability payments are $1.1 million, $19.8 million of which has been cumulatively paid through December 30, 2011. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

Broadview Security Contingency

        On May 14, 2010, the Company acquired Broadview Security, which is a business that was formerly owned by The Brink's Company. Under the Coal Industry Retiree Health Benefit Act of 1992, as

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    Commitments and Contingencies (Continued)

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

ADT Dealer Litigation

        As previously reported, in 2002, the SEC's Division of Enforcement conducted an investigation related to past accounting practices for dealer connect fees that ADT had charged to its authorized dealers upon purchasing customer accounts. The investigation related to accounting practices employed by the Company's former management, which were discontinued in 2003. Although the Company settled with the SEC in 2006, a number of former dealers and related parties have filed lawsuits against the Company in the United States and in other countries, including a class action lawsuit filed in the District Court of Arapahoe County, Colorado, alleging breach of contract and other claims related to ADT's decision to terminate certain authorized dealers in 2002 and 2003. In February 2010, the Court granted a directed verdict in ADT's favor dismissing a number of the plaintiffs' key claims. Upon appeal, the Colorado Court of Appeals affirmed the verdict in ADT's favor in October 2011. The plaintiffs have requested that the Supreme Court of Colorado hear an appeal of the Court of Appeals' decision. The Supreme Court has not yet ruled. Although the Company expects a favorable resolution of the class action lawsuit in Colorado, a number of claims related to the 2002 and 2003 decision to terminate certain authorized dealers outside the United States remain outstanding. While it is not possible at this time to predict the final outcome of the Colorado lawsuit or other lawsuits stemming from dealer terminations, the Company does not believe these claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    Commitments and Contingencies (Continued)

Income Tax Matters

        See Note 6 for a more detailed discussion of the status of the Company's outstanding income tax audits.

12.    Retirement Plans

        Defined Benefit Pension Plans—The Company sponsors a number of pension plans. The following disclosures exclude the impact of plans which are immaterial individually and in the aggregate. The net periodic benefit cost for the Company's material U.S. and non-U.S. defined benefit pension plans is as follows ($ in millions):

	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
Service cost	$1	$3	$4	$5
Interest cost	10	11	17	17
Expected return on plan assets	(11)	(13)	(18)	(18)
Amortization of net actuarial loss	3	3	2	3

Net periodic benefit cost	$3	$4	$5	$7

        The estimated net actuarial loss for U.S. pension benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the current fiscal year is expected to be $14 million.

        The estimated net actuarial loss for non-U.S. pension benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the current fiscal year is expected to be $9 million.

        The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates and to make discretionary voluntary contributions from time-to-time. The Company anticipates that it will contribute at least the minimum required to its pension plans in fiscal year 2012 of $44 million for U.S. plans and $66 million for non-U.S. plans. During the quarter ended December 30, 2011, the Company made required contributions of $3 million to its U.S. pension plans and $17 million to its non-U.S. pension plans.

        Postretirement Benefit Plans—Net periodic postretirement benefit cost was insignificant for both periods.

13.    Redeemable Noncontrolling Interest

        Noncontrolling interest with redemption features, such as put options, that are not solely within the Company's control are considered redeemable noncontrolling interests. The Company accretes changes in the redemption value through noncontrolling interest in subsidiaries net income attributable to the noncontrolling interest over the period from the date of issuance to the earliest redemption date. Redeemable noncontrolling interest is considered to be temporary equity and is therefore reported in the mezzanine section between liabilities and equity on the Company's Consolidated Balance Sheet at

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.    Redeemable Noncontrolling Interest (Continued)

the greater of the initial carrying amount increased or decreased for the noncontrolling interest's share of net income or loss or its redemption value.

        The rollforward of redeemable noncontrolling interest from September 30, 2011 to December 30, 2011 is as follows:

For the quarter ended December 30, 2011
Balance as of September 30, 2011	$93
Net Loss	(1)
Adjustments to redemption value	2

Balance as of December 30, 2011	$94

14.    Share Plans

        During the quarter ended December 30, 2011, the Company issued its annual share-based compensation grants. The total number of awards issued was approximately 5.0 million, of which 3.4 million were share options, 1.1 million were restricted unit awards and 0.5 million were performance share unit awards. The options and restricted stock units vest in equal annual installments over a period of 4 years, and the performance share unit awards vest after a period of 3 years based on the level of attainment of the applicable performance metrics, which are determined by the Compensation and Human Resources Committee of the Board. The weighted-average grant-date fair value of the share options, restricted unit awards and performance share unit awards was $12.45, $44.32 and $48.86, respectively. The weighted-average assumptions used in the Black-Scholes option pricing model included an expected stock price volatility of 36%, a risk free interest rate of 1.48%, an expected annual dividend per share of $1.00 and an expected option life of 5.8 years.

        During the quarter ended December 24, 2010, the Company issued its annual share-based compensation grants. The total number of awards issued was approximately 5.9 million, of which 3.9 million were share options, 1.4 million were restricted unit awards and 0.6 million were performance share unit awards. The options and restricted stock units vest in equal annual installments over a period of 4 years, and the performance share unit awards vest after a period of 3 years based on the level of attainment of the applicable performance metrics, which are determined by the Compensation and Human Resources Committee of the Board. The weighted-average grant-date fair value of the share options, restricted unit awards and performance share unit awards was $9.13, $37.29 and $41.17, respectively. The weighted-average assumptions used in the Black-Scholes option pricing model included an expected stock price volatility of 33%, a risk free interest rate of 1.26%, an expected annual dividend per share of $0.84 and an expected option life of 5.2 years.

15.    Consolidated Segment Data

        Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The Company, from time to time, may realign business and management responsibility within its operating segments based on considerations such as opportunity for market or operating synergies and/or to more fully leverage existing capabilities and enhance development for future products and services.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    Consolidated Segment Data (Continued)

        Selected information by segment is presented in the following tables ($ in millions):

	For the Quarters Ended
	December 30, 2011	December 24, 2010
Net revenue(1):
Tyco Security Solutions	$2,155	$2,107
Tyco Fire Protection	1,130	1,099
Tyco Flow Control	923	826
Electrical and Metal Products	—	347

Net revenue	$4,208	$4,379

(1)
Revenue by operating segment excludes intercompany transactions.

	For the Quarters Ended
	December 30, 2011	December 24, 2010
Operating income (loss):
Tyco Security Solutions	$339	$347
Tyco Fire Protection	144	88
Tyco Flow Control	114	100
Electrical and Metal Products	—	7
Corporate and Other(1)	(125)	164

Operating income	$472	$706

(1)
Operating income for the quarter ended December 24, 2010 included a gain of $259 million related to the sale of a majority interest of the Company's Electrical and Metal Products business. See Note 3.

16. Inventory

        Inventories consisted of the following ($ in millions):

	As of
	December 30, 2011	September 30, 2011
Purchased materials and manufactured parts	$524	$477
Work in process	219	211
Finished goods	722	656

Inventories	$1,465	$1,344

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

        Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

17. Property, Plant and Equipment

        Property, plant and equipment consisted of the following ($ in millions):

	As of
	December 30, 2011	September 30, 2011
Land	$143	$143
Buildings	760	760
Subscriber systems	6,549	6,464
Machinery and equipment	2,289	2,256
Property under capital leases(1)	62	62
Construction in progress	155	158
Accumulated depreciation(2)	(5,895)	(5,792)

Property, Plant and Equipment, net	$4,063	$4,051

(1)
Property under capital leases consists primarily of buildings.

(2)
Accumulated amortization of capital lease assets was $41 million and $40 million as of December 30, 2011 and September 30, 2011, respectively.

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

        There are certain guarantees or indemnifications extended among Tyco, Covidien and TE Connectivity in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. At the time of the 2007 Separation, Tyco recorded a liability necessary to recognize the fair value of such guarantees and indemnifications. In the absence of observable transactions for identical or similar guarantees, the Company determined the fair value of these guarantees and indemnifications utilizing expected present value measurement techniques. Significant assumptions utilized to determine fair value included determining a range of potential outcomes, assigning a probability weighting to each potential outcome and estimating the anticipated timing of resolution. The probability weighted outcomes were discounted using the Company's incremental borrowing rate. The liability necessary to reflect the fair value of guarantees and indemnifications under the Tax Sharing agreement was $437 million and $436 million on the Company's Consolidated Balance Sheets as of December 30, 2011 and September 30, 2011, respectively. Of these amounts $49 million are included in accrued and other current liabilities and the remaining amounts in other liabilities as of both December 30, 2011 and September 30, 2011, respectively. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. See Note 6.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Guarantees (Continued)

        In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien and TE Connectivity operating entities. In connection with the 2007 Separation, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien or TE Connectivity. To the extent these guarantees were not assigned prior to the 2007 Separation date, Tyco assumed primary liability on any remaining such support. The Company's obligations were $4 million, which were included in other liabilities on the Company's Consolidated Balance Sheets as of December 30, 2011 and September 30, 2011, respectively, with an offset to shareholders' equity on the 2007 Separation date.

        In disposing of assets or businesses, the Company often provides representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company has no reason to believe that these contingencies, if realized, associated with these risks would have a material adverse effect on the Company's financial position, results of operations or cash flows. The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 11.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

        The Company records estimated product warranty costs at the time of sale. The changes in the carrying amount of the Company's warranty accrual from September 30, 2011 to December 30, 2011 were as follows ($ in millions):

Balance as of September 30, 2011	$51
Warranties issued	5
Changes in estimates	(1)
Settlements	(6)
Currency translation	(1)

Balance as of December 30, 2011	$48

19. Tyco International Finance S.A.

        TIFSA, a wholly-owned subsidiary of the Company, has public debt securities outstanding which are fully and unconditionally guaranteed by Tyco. See Note 9. The following tables present condensed consolidating financial information for Tyco, TIFSA and all other subsidiaries. Condensed financial information for Tyco and TIFSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco International Finance S.A. (Continued)

        For the quarter ended December 30, 2011, the operating results of discontinued operations are reflected within the equity in net income of subsidiaries caption in the Condensed Consolidating Statement of Operations. For the quarter ended December 24, 2010, immaterial amounts for Tyco and TIFSA were reflected in the income from discontinued operations, net of income taxes caption and have been conformed to the current year presentation herein.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended December 30, 2011
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$4,208	$—	$4,208
Cost of product sales and services	—	—	2,544	—	2,544
Selling, general and administrative expenses	4	3	1,116	—	1,123
Separation costs	—	—	32	—	32
Restructuring, asset impairments and divestiture charges, net	1	—	36	—	37

Operating (loss) income	(5)	(3)	480	—	472
Interest income	—	—	7	—	7
Interest expense	—	(57)	(2)	—	(59)
Other income (expense), net	1	—	(9)	—	(8)
Equity in net income of subsidiaries	455	232	—	(687)	—
Intercompany interest and fees	(118)	87	31	—	—

Income from continuing operations before income taxes	333	259	507	(687)	412
Income tax expense	—	(7)	(71)	—	(78)

Income from continuing operations	333	252	436	(687)	334
Income from discontinued operations, net of income taxes	—	—	—	—	—

Net income	333	252	436	(687)	334
Less: noncontrolling interest in subsidiaries net income	—	—	1	—	1

Net income attributable to Tyco common shareholders	$333	$252	$435	$(687)	$333

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended December 24, 2010
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$4,379	$—	$4,379
Cost of product sales and services	—	—	2,750	—	2,750
Selling, general and administrative expenses	(4)	5	1,136	—	1,137
Restructuring, asset impairments and divestiture charges (gains), net	—	—	(214)	—	(214)

Operating income (loss)	4	(5)	707	—	706
Interest income	—	—	9	—	9
Interest expense	—	(61)	(1)	—	(62)
Equity in net income of subsidiaries	1,007	620	—	(1,627)	—
Intercompany interest and fees	(352)	90	262	—	—

Income from continuing operations before income taxes	659	644	977	(1,627)	653
Income tax expense	—	(7)	(156)	—	(163)

Income from continuing operations	659	637	821	(1,627)	490
Income from discontinued operations, net of income taxes	—	—	169	—	169

Net income	659	637	990	(1,627)	659
Less: noncontrolling interest in subsidiaries net income	—	—	—	—	—

Net income attributable to Tyco common shareholders	$659	$637	$990	$(1,627)	$659

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 30, 2011

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,013	$—	$1,013
Accounts receivable, net	—	—	2,293	—	2,293
Inventories	—	—	1,465	—	1,465
Intercompany receivables	1,154	1,075	6,856	(9,085)	—
Prepaid expenses and other current assets	23	—	941	—	964
Deferred income taxes	—	—	402	—	402

Total current assets	1,177	1,075	12,970	(9,085)	6,137
Property, plant and equipment, net	—	—	4,063	—	4,063
Goodwill	—	—	9,991	—	9,991
Intangible assets, net	—	—	3,673	—	3,673
Investment in subsidiaries	36,748	20,226	—	(56,974)	—
Intercompany loans receivable	1,921	10,325	20,030	(32,276)	—
Other assets	74	290	2,270	—	2,634

Total Assets	$39,920	$31,916	$52,997	$(98,335)	$26,498

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$35	$2	$—	$37
Accounts payable	—	—	1,243	—	1,243
Accrued and other current liabilities	210	72	1,807	—	2,089
Deferred revenue	—	—	616	—	616
Intercompany payables	3,510	3,352	2,223	(9,085)	—

Total current liabilities	3,720	3,459	5,891	(9,085)	3,985
Long-term debt	—	4,083	54	—	4,137
Intercompany loans payable	21,530	3,128	7,618	(32,276)	—
Deferred revenue	—	—	1,142	—	1,142
Other liabilities	391	—	2,465	—	2,856

Total Liabilities	25,641	10,670	17,170	(41,361)	12,120

Redeemable noncontrolling interest	—	—	94	—	94

Tyco Shareholders' Equity:
Common shares	2,792	—	—	—	2,792
Common shares held in treasury	—	—	(1,032)	—	(1,032)
Other shareholders' equity	11,487	21,246	36,760	(56,974)	12,519

Total Tyco Shareholders' Equity	14,279	21,246	35,728	(56,974)	14,279
Nonredeemable noncontrolling interest	—	—	5	—	5

Total Equity	14,279	21,246	35,733	(56,974)	14,284

Total Liabilities, Redeemable Noncontrolling Interest and Equity	$39,920	$31,916	$52,997	$(98,335)	$26,498

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Quarter Ended December 30, 2011

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(118)	$242	$214	$—	$338
Cash Flows From Investing Activities:
Capital expenditures	—	—	(207)	—	(207)
Proceeds from disposal of assets	—	—	2	—	2
Acquisition of businesses, net of cash acquired	—	—	(95)	—	(95)
Accounts purchased by ADT	—	—	(170)	—	(170)
Net increase in intercompany loans	—	(273)	—	273	—
Increase in investment in subsidiaries	(47)	(4)	—	51	—
Other	—	—	29	—	29

Net cash used in investing activity	(47)	(277)	(441)	324	(441)
Cash Flows From Financing Activities:
Net borrowings (repayments) of debt	—	35	(1)	—	34
Proceeds from exercise of share options	—	—	29	—	29
Dividends paid	(116)	—	—	—	(116)
Repurchase of common shares	—	—	(200)	—	(200)
Net intercompany loan borrowings (repayments)	281	—	(8)	(273)	—
Increase in equity from parent	—	—	51	(51)	—
Other	—	—	(18)	—	(18)

Net cash provided by (used in) financing activities	165	35	(147)	(324)	(271)
Effect of currency translation on cash	—	—	(3)	—	(3)

Net decrease in cash and cash equivalents	—	—	(377)	—	(377)
Cash and cash equivalents at beginning of period	—	—	1,390	—	1,390

Cash and cash equivalents at end of period	$—	$—	$1,013	$—	$1,013

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Quarter Ended December 24, 2010

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$69	$1,031	$(854)	$—	$246
Net cash used in discontinued operating activities	—	—	(10)	—	(10)
Cash Flows From Investing Activities:
Capital expenditures	—	—	(179)	—	(179)
Proceeds from disposal of assets	—	—	3	—	3
Acquisition of businesses, net of cash acquired	—	—	(9)	—	(9)
Accounts purchased by ADT	—	—	(133)	—	(133)
Divestiture of businesses, net of cash divested	—	—	710	—	710
Intercompany dividend from subsidiary	—	9	—	(9)	—
Net increase in intercompany loans	—	(1,021)	—	1,021	—
Decrease (increase) in investment in subsidiaries	52	(1)	(72)	21	—
Other	—	(12)	9	—	(3)

Net cash provided by (used in) investing activities	52	(1,025)	329	1,033	389
Net cash provided by discontinued investing activities	—	—	265	—	265
Cash Flows From Financing Activities:
Net repayments of debt	—	—	(17)	—	(17)
Proceeds from exercise of share options	—	—	22	—	22
Dividends paid	(113)	—	—	—	(113)
Intercompany dividend to parent	—	—	(9)	9	—
Repurchase of common shares	(500)	—	—	—	(500)
Net intercompany loan borrowings	511	—	510	(1,021)	—
Increase in equity from parent	—	—	21	(21)	—
Transfer from discontinued operations	—	—	255	—	255
Other	8	—	—	—	8

Net cash (used in) provided by financing activities	(94)	—	782	(1,033)	(345)
Net cash used in discontinued financing activities	—	—	(255)	—	(255)
Effect of currency translation on cash	—	—	7	—	7

Net increase in cash and cash equivalents	27	6	264	—	297
Decrease in cash from deconsolidation of variable interest entity	—	—	(10)	—	(10)
Cash and cash equivalents at beginning of period	—	—	1,775	—	1,775

Cash and cash equivalents at end of period	$27	$6	$2,029	$—	$2,062

20. Subsequent Events

        Through January 30, 2012, the Company repurchased approximately 2 million common shares for $100 million under the 2011 repurchase program approved by the Board in April 2011.

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

        On December 22, 2010, we sold a majority interest in our Electrical and Metal Products business, which was previously a separate reportable segment. We also provide general corporate services to our segments and these costs are reported as Corporate and Other.

        The Company has a 52 or 53-week fiscal year that ends on the last Friday of September. Fiscal year 2012 will be a 52-week year, whereas fiscal year 2011 was a 53-week year.

        Effective December 31, 2011, the Company has adjusted its management reporting structure to align it with the structure of the businesses expected to be spun off in 2012. As a result, beginning with the second fiscal quarter of 2012, the Company will realign certain business within our Tyco Security Solutions and Tyco Fire Protection segments to create two new reporting segments: ADT North American Residential and Commercial Fire and Security. Effective the second quarter of fiscal 2012, the Company will begin to report under the following segment structure: Commercial Fire and Security, ADT North American Residential and Flow Control.

Overview

        Net revenue of $4.2 billion decreased $171 million, or 3.9%, for the quarter ended December 30, 2011 as compared to the quarter ended December 24, 2010. Increases in net revenue across all of our segments, were more than offset by a decrease of $347 million in net revenue resulting from the sale of a majority interest in our Electrical and Metal Products business. Additionally, net revenue was impacted by unfavorable changes in foreign currency exchange rates of $22 million, or 0.5%.

        Service revenue, which is primarily recurring in nature, represented approximately 45% and 43% of our overall revenue for the quarters ended December 30, 2011 and December 24, 2010 respectively. Service revenue as a percentage of net revenue increased year over year primarily due to the divestiture of our Electrical and Metal Products business, which was primarily a non-service revenue business. Service revenues are principally derived from our Tyco Security Solutions and Tyco Fire Protection businesses, and represent a consistent source of revenue from monitoring and maintenance services under contractual agreements. Recurring revenue in our Tyco Security Solutions business grew to approximately 58% of Tyco Security Solutions' total revenue for the quarter ended December 30, 2011 as compared to approximately 57% for the quarter ended December 24, 2010. For the quarter ended December 30, 2011, non-service revenue was favorably impacted by an increase of $101 million, or 13.4%, at Tyco Flow Control compared to the prior year due to improvements in its Valves and Controls and Thermal Controls businesses driven by continued strength in the end markets served by these businesses, as well as strength in product sales in Tyco Security Solutions and Tyco Fire Protection. These increases were more than offset by the decrease in non-service revenue as a result of the divestiture of a majority interest in our Electrical and Metal Products business which was primarily a non-service revenue business as noted above.

        Operating income for the quarter ended December 30, 2011 was $472 million compared to operating income of $706 million for the quarter December 24, 2010. The decrease in operating income of $234 million is primarily driven by a net gain on divestitures of $246 million for the quarter ended December 24, 2010 primarily due to the sale of a majority interest in the Electrical and Metal products business, as compared to nil for the quarter ended December 30, 2011. Operating income was favorably impacted by improved sales volumes across all of our businesses. Operating income for the quarter ended December 30, 2011 included restructuring and asset impairment charges of $37 million compared to $32 million for the quarter ended December 24, 2010; $32 million of separation costs compared with nil in the same period in the prior year; and acquisition and integration costs of $8 million compared to $5 million for the quarter ended December 24, 2010.

        Our cash and cash equivalents balance was $1.0 billion and $1.4 billion as of December 30, 2011 and September 30, 2011 respectively. We generated approximately $338 million of cash from operating activities and utilized $441 million of cash in investing activities and $271 million of cash in financing activities. During the quarter ended December 30, 2011, uses of cash primarily included $207 million of capital expenditures, $170 million to purchase customer contracts in our Tyco Security Solutions segment, $200 million to repurchase our common shares and $116 million to pay cash dividends.

Recent Transactions

        On September 19, 2011, the Company announced that its Board of Directors ("the Board") approved a plan to separate the Company into three separate, publicly traded companies consisting of the Company's North American residential security business, its flow control business, and its commercial fire and security business ("the 2012 Separation"). The 2012 Separation is expected to be completed by the end of the third calendar quarter of 2012 through a tax-free pro rata distribution of all the equity interest in the flow control and North American residential security businesses.

        Completion of the proposed separation is subject to certain conditions, including final approval by the Board and shareholders, receipt of tax opinions and rulings and the filing and effectiveness of registration statements with the U.S. Securities and Exchange Commission ("SEC"). The 2012 Separation will also be subject to the completion of any necessary financing.

        In fiscal 2012, we continue to make investments that strategically fit within our three core businesses. On December 6, 2011, our Tyco Security Solutions segment completed the acquisition of

Visonic Ltd. ("Visonic"), a global developer and manufacturer of electrical security systems and components, for approximately $94 million, net of cash acquired of $5 million. The acquisition is expected to strengthen the wireless product and technology portfolio and market presence of the products business in the intrusion security market.

Operating Results

	For the Quarters Ended
	December 30, 2011	December 24, 2010(1)
Revenue from product sales	$2,295	$2,508
Service revenue	1,913	1,871

Net revenue	$4,208	$4,379

Operating income	$472	$706
Interest income	7	9
Interest expense	(59)	(62)
Other expense, net	(8)	—

Income from continuing operations before income taxes	412	653
Income tax expense	(78)	(163)

Income from continuing operations	334	490
Income from discontinued operations, net of income taxes	—	169

Net income	$334	$659
Less: noncontrolling interest in subsidiaries net income	1	—

Net income attributable to Tyco common shareholders	$333	$659

(1)
On December 22, 2010, we sold a majority interest in our Electrical and Metal Products business. As a result, there was no net revenue or operating income generated by the Electrical and Metal Products business during the quarter ended December 30, 2011, and there is no quarterly discussion related to the Electrical and Metal Products business. Net revenue and operating income was $347 million and $7 million, respectively, for the quarter ended December 24, 2010 for the Electrical and Metal Products business. This information has been provided in order to reconcile to the above net revenue and operating income for the quarter ended December 24, 2010.

Segment Results

        The segment discussions that follow describe the significant factors contributing to the changes in results for each of our segments included in continuing operations.

Quarter Ended December 30, 2011 Compared to Quarter Ended December 24, 2010

  Tyco Security Solutions

Net Revenue

        Net revenue for Tyco Security Solutions was as follows ($ in millions):

	For the Quarters Ended
	December 30, 2011	December 24, 2010	% Change
Service revenue
Recurring	$1,242	$1,199	3.6%
Non-recurring	170	174	(2.3)%

Total service revenue	1,412	1,373	2.8%
Revenue from product sales (non-recurring)
System installation and related products	635	638	(0.5)%
Security products	108	96	12.5%

Total revenue from product sales	743	734	1.2%

Net revenue	$2,155	$2,107	2.3%

        Net revenue for Tyco Security Solutions of $2.2 billion increased by $48 million, or 2.3%, during the quarter ended December 30, 2011, as compared to the quarter ended December 24, 2010, primarily due to incremental account growth in the recurring revenue business across all of the segment's regions, as well as continued growth of non-recurring revenue in Rest of World ("ROW"), partially offset by decline in North America and Europe, Middle East and Africa ("EMEA"). Additionally, net revenue was favorably impacted by increased sales in security products primarily driven by the acquisition of Visonic in the first quarter of fiscal 2012. Changes in foreign currency exchange rates unfavorably impacted revenues by $20 million, or 0.9%.

Recurring Net Revenue

        Recurring revenue is generated from contractual monitoring and maintenance agreements that are long-term in nature, and is primarily driven by the addition or loss of customer accounts and average revenue per customer.

	As of
	December 30, 2011	September 30, 2011	December 24, 2010
Number of customer accounts(1)	9.1 million	9.0 million	8.9 million
Trailing 52 week attrition(1)(2)	12.4%	12.6%	12.7%
Average monthly revenue per customer(1)	$45.57	$45.35	$45.17

(1)
The number of customer accounts, attrition rates and average revenue per customer for all periods exclude the impact of divestitures.

(2)
Trailing 52 week attrition rates exclude the impact of changes in foreign currency exchange rates.

        Recurring net revenue increased by $43 million, or 3.6%, to approximately $1.2 billion during the quarter ended December 30, 2011 compared to the quarter ended December 24, 2010, primarily due to continued strength in North America and ROW driving a 2.2% increase in the customer account base to 9.1 million customers. Revenue was also favorably impacted by the net impact of acquisitions and divestitures of $9 million, or 0.8%, primarily relating to the acquisition of Signature Security Group during the third quarter of fiscal 2011. Changes in foreign currency exchange rates unfavorably impacted recurring net revenue by $13 million, or 1.1%. The $0.40 increase in the average monthly revenue per customer from December 24, 2010 to December 30, 2011 was due to higher average monthly revenue associated with new account growth, net of attrition, across North America and ROW, partially offset by unfavorable impacts in foreign currency exchange rates.

Non-Recurring Net Revenue

        Non-recurring revenue is generated from product sales (including sales and installation of electronic security and retailer anti-theft systems, as well as other life safety systems) and from services such as the provisioning of armored guards and one-time repair, security system upgrades or inspection jobs. Non-recurring net revenue increased by $5 million, or 0.6%, to $913 million in the quarter ended December 30, 2011 driven by strength in ROW as well as the introduction of new product lines. Net revenue was also favorably impacted by the net impact of acquisitions and divestitures of $4 million, or 0.4%, including the acquisition of Visonic. Changes in foreign currency exchange rates unfavorably impacted non-recurring net revenue by $7 million, or 0.8%.

Revenue by Geography

        North American revenue consists of residential and small business, primarily a recurring revenue business, and commercial, primarily a non-recurring revenue business. EMEA and ROW revenue are primarily commercial. Net revenue by geography for Tyco Security Solutions was as follows ($ in millions):

	For the Quarters Ended
	December 30, 2011	December 24, 2010	% Change
North America	$1,287	$1,262	2.0%
Europe, Middle East and Africa	396	429	(7.7)%
Rest of World	364	320	13.8%
Tyco Security Products(1)	108	96	12.5%

Net revenue	$2,155	$2,107	2.3%

(1)
Tyco Security Products is managed as a global business.

        Net revenue in North America increased by $25 million, or 2.0%. Residential and small business net revenue increased by 3.9%, compared to the quarter ended December 24, 2010. Commercial net revenue decreased by 1.0%, as compared to the quarter ended December 24, 2010, due to weakness in the commercial end-markets. Changes in foreign currency exchange rates unfavorably impacted North American revenue by $1 million, or 0.1%.

        Net revenue in EMEA decreased by $33 million, or 7.7%, as compared to the quarter ended December 24, 2010. Changes in foreign currency exchange rates unfavorably impacted EMEA revenue by $13 million, or 3.0%. Revenue was unfavorably impacted by $8 million, or 1.9%, due to divested businesses. The remaining decrease in net revenue for EMEA was primarily due to continued weakness in the European markets.

        Net revenue in ROW increased by $44 million, or 13.8%, as compared to the quarter ended December 24, 2010. The increase was primarily attributable to increases in the recurring customer account bases and an increase in systems installation activity in the Asia Pacific and Latin America regions. Additionally, net revenue was favorably impacted by $13 million, or 4.1% due to the net impact of acquisitions and divestitures primarily related to the acquisition of Signature Security. Changes in foreign currency exchange rates unfavorably impacted net revenue by $5 million, or 1.6%.

        Net revenue in Tyco Security Products increased by $12 million, or 12.5%, as compared to the quarter ended December 24, 2010. Net revenue was favorably impacted by $8 million, or 8.3% due to the acquisition of Visonic in the first quarter of fiscal 2012. Changes in foreign currency exchange rates unfavorably impacted net revenue by $1 million, or 1.0%. The remaining increase in net revenue was due to continued growth across multiple product lines.

Operating Income and Operating Margin

        Operating income and operating margin for Tyco Security Solutions were as follows ($ in millions):

	For the Quarters Ended
	December 30, 2011	December 24, 2010	% Change
Operating income	$339	$347	(2.3)%
Operating margin	15.7%	16.5%

        Operating income of $339 million decreased $8 million, or 2.3%, in the quarter ended December 30, 2011 as compared to the same period in the prior year. Included in operating income for the quarter ended December 30, 2011, were restructuring and asset impairment charges, net of $29 million as compared to a restructuring credit of $1 million during the quarter ended December 24, 2010. Additionally, operating income included $7 million and $5 million of acquisition and integration costs during the quarters ended December 30, 2011 and December 24, 2010, respectively, in each case primarily due to the ongoing integration of Broadview Security. Operating income included nil and $1 million of loss on divestiture during the quarters ended December 30, 2011 and December 24, 2010, respectively. Changes in foreign currency exchange rates unfavorably impacted operating income by $4 million, or 1.2%. The decline in operating income was partially offset by the impact of higher sales volumes in the North America residential market, ROW and Tyco Security Products, as well as from savings realized through previous restructuring actions and ongoing cost containment initiatives.

  Tyco Fire Protection

Net Revenue

        Net revenue for Tyco Fire Protection was as follows ($ in millions):

	For the Quarters Ended
	December 30, 2011	December 24, 2010	% Change
Revenue from product sales
Systems installation and related products	$344	$369	(6.8)%
Products	352	304	15.8%

Total revenue from product sales	696	673	3.4%
Service revenue	434	426	1.9%

Net revenue	$1,130	$1,099	2.8%

        Net revenue for Tyco Fire Protection of $1.1 billion increased by $31 million, or 2.8%, during the quarter ended December 30, 2011, as compared to the quarter ended December 24, 2010. The increase in net revenue was primarily driven by the acquisition of Chemguard during the fourth quarter of fiscal 2011, which increased revenue by $22 million, or 2.0%, with the remaining increase related to higher volumes in product sales as a result of generally improved end-market demand. Net revenue was unfavorably impacted for the quarter ended December 30, 2011 by divestitures of $8 million, or 0.7%. Changes in foreign currency exchange rates unfavorably impacted net revenue by $1 million, or 0.1%.

Revenue from product sales

  Systems installation and related products

        Revenue from product sales includes sales and installation of fire protection and other systems. Revenue from systems installation decreased by $25 million, or 6.8%, during the quarter ended December 30, 2011, as compared to the quarter ended December 24, 2010. The decrease in revenue was primarily driven by weakness in the EMEA and North America markets, which was partially offset by an increase in systems installations in the Asia Pacific region. Changes in foreign currency exchange rates unfavorably impacted net revenue by $1 million, or 0.3%.

  Product Sales

        Revenue from product sales increased by $48 million, or 15.8%, during the quarter ended December 30, 2011, as compared to the quarter ended December 24, 2010. The increase in revenue was primarily driven by the acquisition of Chemguard, which increased revenue by $22 million, or 7.2%, with the remaining increase related to increased volume in product sales as a result of generally improved end-market demand. Changes in foreign currency exchange rates unfavorably impacted revenue from product sales by $1 million, or 0.3%.

Service revenue

        Service revenue consists of inspection, maintenance, monitoring and repair of fire detection, suppression, and other life safety systems. Service revenue increased by $8 million, or 1.9%, during the quarter ended December 30, 2011, as compared to the quarter ended December 24, 2010. The increase in revenue was primarily driven by management's continued focus on expanding services revenue across all regions, with changes in foreign currency exchange rates favorably impacting net service revenue by $1 million, or less than 0.2%.

Operating Income and Operating Margin

        Operating income and operating margin for Tyco Fire Protection were as follows ($ in millions):

	For the Quarters Ended
	December 30, 2011	December 24, 2010	% Change
Operating income	$144	$88	63.6%
Operating margin	12.7%	8.0%

        Operating income of $144 million increased $56 million, or 63.6%, during the quarter ended December 30, 2011 as compared to the same period in the prior year. The increase in operating income and operating margin was primarily driven by increased product sales volume, as well as cost-containment initiatives. Included in operating income for the quarter ended December 30, 2011 was $3 million and nil in restructuring and asset impairment charges, and divestiture charges, respectively, compared to $27 million in restructuring and asset impairment charges and a $12 million loss on divestiture for the quarter ended December 24, 2010. The Chemguard acquisition also contributed $2 million, or 2.3%, to operating income. Changes in foreign currency exchange rates had a negligible impact on operating income.

  Tyco Flow Control

Net Revenue

        Net revenue for Tyco Flow Control was as follows ($ in millions):

	For the Quarters Ended
	December 30, 2011	December 24, 2010	% Change
Revenue from product sales	$856	$755	13.4%
Service revenue	67	71	(5.6)%

Net revenue	$923	$826	11.7%

        Net revenue for Tyco Flow Control of $923 million increased $97 million or 11.7%, during the quarter ended December 30, 2011 compared to the quarter ended December 24, 2010. Net revenue was favorably impacted by KEF Holdings Ltd. ("KEF Holdings"), which was acquired in the beginning of the fourth quarter of fiscal 2011, and contributed $21 million of revenue for the quarter ended December 30, 2011. The remaining increase was due to strength in both our Valves and Controls and our Thermal Controls businesses. The increase in revenue was partially offset by weakness in our Water and Environmental Systems business, primarily due to the completion of a large desalinization project in Australia in the end of the first quarter of fiscal 2011. Changes in foreign currency rates unfavorably impacted net revenue by $1 million or 0.1%.

Operating Income and Operating Margin

        Operating income and operating margin for Tyco Flow Control were as follows ($ in millions):

	For the Quarters Ended
	December 30, 2011	December 24, 2010	% Change
Operating income	$114	$100	14.0%
Operating margin	12.4%	12.1%

        Operating income of $114 million increased $14 million, or 14.0%, in the quarter ended December 30, 2011 as compared to the same period in the prior year. The increase is primarily a result of the increased volume from our Valves and Controls and Thermal Controls businesses as compared to the prior year period. This increase was partially offset by a decrease in operating income in our Water and Environmental Systems business, which was the result of the completion of a large desalinization project in the end of the first quarter of fiscal 2011. Restructuring charges in the quarter ended December 30, 2011 were nil as compared to $1 million in the same period in the prior year. Changes in foreign currency exchange rates during the quarter had a negligible impact on operating income.

  Corporate and Other

        Corporate expense was $125 million for the quarter ended December 30, 2011 compared to $164 million of income during the quarter ended December 24, 2010. The increase in Corporate expense was driven by a gain on divestiture of $259 million recognized during the quarter ended December 24, 2010 related to the divestiture of a majority interest in our Electrical and Metal products business. The remaining increase in Corporate expense for the quarter ended December 30, 2011 was primarily related to $32 million of charges incurred in connection with the 2012 Separation, as compared to nil in the same period in the prior year. Corporate also recorded net restructuring charges of $5 million for both the quarters ended December 30, 2011 and December 24, 2010. The quarter ended December 24, 2010 also included income of $7 million related to a legacy legal settlement, as compared to nil in the quarter ended December 30, 2011.

  Interest Income and Expense

        Interest income was $7 million and $9 million for the quarters ended December 30, 2011 and December 24, 2010, respectively. The decrease in interest income is primarily related to a lower cash balance.

        Interest expense was $59 million in the quarter ended December 30, 2011 compared to $62 million in the quarter ended December 24, 2010. The decrease in interest expense is primarily related to savings realized from the replacement of higher coupon notes with lower coupon notes, including the maturity of 6.75% notes due 2011 and issuances of 3.75% notes due 2018 and 4.625% notes due 2023 during the second quarter of 2011.

  Other Expense, Net

        Other expense, net was $8 million and nil during the quarters ended December 30, 2011 and December 24, 2010, respectively. Other expense, net for the quarter ended December 30, 2011 primarily related to our share of Atkore's net loss of $9 million, which is accounted for under the equity method of accounting, and is offset by changes in amounts due from Covidien and TE Connectivity, formerly Tyco Electronics under the Tax Sharing Agreement. See Note 6 to the Consolidated Financial Statements.

  Effective Income Tax Rate

        Our effective income tax rate was 18.9% and 25.0% during the quarters ended December 30, 2011 and December 24, 2010, respectively. The decrease in our effective tax rate was primarily related to a favorable audit resolution in a non-U.S. jurisdiction during the first quarter of fiscal 2012 and a non-recurring tax charge recorded in conjunction with the sale of a majority interest in our Electrical and Metal Products business during the comparable prior period. The rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as the geographic mix of income before taxes.

Critical Accounting Policies and Estimates

        The preparation of the Consolidated Financial Statements in conformity with US GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that our accounting policies for depreciation and amortization methods of security monitoring-related assets, revenue recognition, loss contingencies, income taxes, goodwill and indefinite-lived intangible assets, long-lived assets and pension and postretirement benefits are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During fiscal 2012, there have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (the "2011 Form 10-K"). See Note 1 to the Consolidated Financial Statements for the adoption and issuance of new accounting standards during fiscal 2012.

Liquidity and Capital Resources

        A fundamental objective of the Company is to have sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of its core businesses around the world. The primary source of funds to finance our operations and capital expenditures is cash generated by operations. In addition, we maintain a commercial paper program, have access to committed revolving credit facilities and have access to equity and debt capital from public and private sources. We continue to balance our operating, investing and financing uses of cash through investments and acquisitions in our core businesses, dividends and share repurchases. In addition, we believe our cash position, amounts available under our credit facilities and cash provided by operating activities will be adequate to cover our operational and business needs in the foreseeable future.

        We had $1.0 billion and $1.4 billion of cash and cash equivalents as of December 30, 2011 and September 30, 2011, respectively. Cash generated by operating activities increased to $338 million for the quarter ended December 30, 2011 compared to $246 million for the quarter ended December 24, 2010. Cash used in investing activities was $441 million for the quarter ended December 30, 2011 compared to cash provided by investing activities of $389 million for the quarter ended December 24, 2010. Cash used in financing activities was $271 million for the quarter ended December 30, 2011 compared to $345 million for the quarter ended December 24, 2010.

        As of December 30, 2011, our shareholder's equity was $14.3 billion and our total debt was $4.2 billion. In addition, we had lines of credit totaling approximately $1.5 billion, none of which were drawn, although the Company had dedicated $35 million of availability to backstop outstanding commercial paper. Our ratio of total debt to total capital (the sum of our short- and long-term debt and shareholders' equity) was 23% as of both December 30, 2011 and September 30, 2011, respectively. This ratio is a measure of our long-term liquidity and is an indicator of financial flexibility.

Cash flow from operating activities

        The sources of our cash flow from operating activities and the use of a portion of that cash in our operations for the quarters ended December 30, 2011 and December 24, 2010 are as follows ($ in millions):

	For the Quarters Ended
	December 30, 2011	December 24, 2010
Cash flows from operating activities:
Operating income	$472	$706
Depreciation and amortization(1)	333	323
Gain on divestitures	—	(246)
Non-cash compensation expense	26	31
Deferred income taxes	48	126
Provision for losses on accounts receivable and inventory	28	32
Other, net	31	16
Net change in working capital	(470)	(526)
Interest income	7	9
Interest expense	(59)	(62)
Income tax expense	(78)	(163)

Net cash provided by operating activities	$338	$246

Other cash flow items:
Capital expenditures, net(2)	$(205)	$(176)
Increase in the sale of accounts receivable	1	—
Accounts purchased by ADT	(170)	(133)

(1)
The quarters ended December 30, 2011 and December 24, 2010 included depreciation expense of $171 million for both periods and amortization of intangible assets of $162 million and $152 million, respectively.

(2)
Includes net proceeds received for the sale/disposition of property, plant and equipment of $2 million and $3 million for the quarters ended December 30, 2011 and December 24, 2010, respectively.

        The net change in working capital decreased operating cash flow by $470 million in the quarter ended December 30, 2011. The significant changes in working capital included a $222 million decrease in accrued expenses and other liabilities, a $131 million increase in inventories and a $55 million increase in prepaid expenses and other current assets, partially offset by an $88 million decrease in accounts receivable.

        The net change in working capital decreased operating cash flow by $526 million in the quarter ended December 24, 2010. The significant changes in working capital included a $270 million decrease in accrued expenses and other liabilities, a $79 million decrease in accounts payable and a $104 million increase in inventories.

        During the quarters ended December 30, 2011 and December 24, 2010, we paid approximately $26 million and $32 million, respectively, in cash related to restructuring activities. See Note 4 to our Consolidated Financial Statements for further information regarding our restructuring activities.

        During the quarters ended December 30, 2011 and December 24, 2010, we made required contributions of $20 million and $16 million, respectively to our U.S. and non-U.S. pension plans. We anticipate contributing at least the minimum required to our pension plans in fiscal year 2012 of $44 million for U.S. plans and $66 million for non-U.S. plans.

        Income taxes paid, net of refunds, related to continuing operations were $30 million and $37 million during the quarters ended December 30, 2011 and December 24, 2010, respectively.

        Net interest paid, related to continuing operations were $28 million and $35 million during the quarters ended December 30, 2011 and December 24, 2010, respectively.

Cash flow from investing activities

        We made capital expenditures of $207 million for the quarter ended December 30, 2011 as compared to $179 million during the comparable prior period. The level of capital expenditures in fiscal year 2012 is expected to exceed the spending levels in fiscal year 2011 and is also expected to exceed depreciation expense.

        During the quarters ended December 30, 2011 and December 24, 2010, we paid approximately $170 million and $133 million, respectively, to acquire approximately 144,000 and 121,000 customer contracts for electronic security services within our Tyco Security Solutions segment.

        During the quarter ended December 30, 2011, we paid cash for acquisitions included in continuing operations totaling $95 million, net of cash acquired of $5 million, which primarily related to the acquisition of Visonic within our Tyco Security Solutions segment. During the quarter ended December 24, 2010, cash paid for acquisitions included in continuing operations totaled $9 million, for acquisitions primarily within our Tyco Flow Control and Tyco Fire Protection segments.

        During the quarters ended December 30, 2011 and December 24, 2010, we received cash proceeds, net of cash divested of nil and approximately $1 billion for divestitures. The cash proceeds for the quarter ended December 24, 2010, primarily related to the sale of a majority interest in our Electrical and Metal Products business of $713 million, which is presented in continuing operations and $264 million for the sale of our European water business which is presented in discontinued operations. See Note 3 to our Consolidated Financial Statements for further information.

Cash flow from financing activities

        During the first quarter of fiscal 2012, TIFSA issued commercial paper to U.S. institutional accredited investors and qualified institutional buyers. Borrowings under the commercial paper program are available for general corporate purposes. As of December 30, 2011, TIFSA had $35 million of commercial paper outstanding, which bore interest at a weighted-average rate of 0.55%.

        Pursuant to our share repurchase program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved 10b5-1 trading plan in accordance with applicable regulations. During the quarter ended December 30, 2011, we repurchased approximately 5 million common shares for approximately $200 million under our 2011 share repurchase program. During the quarter ended December 24, 2010, we repurchased approximately 13 million common shares for approximately $500 million under the 2008 and 2010 share repurchase programs.

        On March 9, 2011, our shareholders approved an annual dividend on our common shares of $1.00 per share, to be paid from contributed surplus in four installments of $0.25 per share. During the quarters ended December 30, 2011 and December 24, 2010, we paid cash dividends of approximately $116 million and $113 million, respectively.

        Management believes that cash generated by or available to us should be sufficient to fund our capital and operational business needs for the foreseeable future, including capital expenditures, quarterly dividend payments, share repurchases and separation-related expenses.

Commitments and Contingencies

        For a detailed discussion of contingencies related to tax and litigation matters and governmental investigations, see Notes 6 and 11 to our Consolidated Financial Statements.

Backlog

        We had a backlog of unfilled orders of $9.8 billion and $9.7 billion as of December 30, 2011 and September 30, 2011, respectively. We expect that approximately 87% of our backlog as of December 30, 2011 will be filled during the next 12 months. Backlog by segment was as follows ($ in millions):

	December 30, 2011	September 30, 2011
Tyco Security Solutions	$6,788	$6,776
Tyco Flow Control	1,792	1,744
Tyco Fire Protection	1,179	1,131

	$9,759	$9,651

        Backlog increased $108 million, or 1.1%, to $9.8 billion as of December 30, 2011. The net increase in backlog was primarily related to an increase in recurring revenue-in-force in our Tyco Security Solutions segment and increased bookings in our Tyco Fire Protection segment and our Tyco Flow Control segment. This increase was partially offset by unfavorable changes in foreign currency rates of $37 million, or 0.4%. Tyco Security Solutions' backlog includes recurring revenue-in-force and long-term deferred revenue for upfront fees paid by customers for Tyco Security Solutions' owned security systems. Revenue-in-force represents 12 months' revenue associated with monitoring and maintenance services under contract in the security business. Tyco Security Solutions' backlog of $6.8 billion for both December 30, 2011 and September 30, 2011, consists primarily of $5.0 billion and $4.9 billion of recurring revenue-in-force as of December 30, 2011 and September 30, 2011 and $1.1 billion of deferred revenue as of December 30, 2011 and September 30, 2011.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

        Certain of our international businesses utilize the sale of accounts receivable as short-term financing mechanisms. The aggregate amount outstanding under our international accounts receivable programs was not material as of December 30, 2011 or September 30, 2011.

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

        There are certain guarantees or indemnifications extended among Tyco, Covidien and TE Connectivity in accordance with the terms of the Separation and Distribution Agreement and the Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. At the time of the 2007 Separation, we recorded a liability necessary to recognize the fair value of such guarantees and indemnifications. See Note 6 to the Consolidated Financial Statements for further discussion of the Tax Sharing Agreement. In addition, prior to the 2007 Separation we provided support in the form of financial and/or performance guarantees to various Covidien and TE Connectivity operating entities. To the extent these guarantees were not assigned in connection with the 2007 Separation, we assumed primary liability on any remaining such support. These obligations were not material to us as of December 30, 2011.

        In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We have no reason to believe that these contingencies, if realized, associated with these risks would have a material adverse effect on our financial position, results of operations or cash flows. We have recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 11 to the Consolidated Financial Statements for a discussion of these liabilities.

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

  •
  effect of income tax audit settlements, litigation and appeals;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from our exposure discussed in the 2011 Form 10-K. In order to manage the volatility relating to our more significant market risks, we currently enter into forward foreign currency exchange contracts, interest rate swaps and commodity swaps.

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

        In addition, our financial statements reflect translation of items denominated in non-U.S. currencies to U.S. dollars, our functional currency (using year-end exchange rates for balance sheet data and average exchange rates for statement of operations data). Therefore, if the U.S. dollar has strengthened in relation to the principle foreign currencies where we derive revenue as compared to a prior period, our U.S. dollar reported revenue and income will decrease, and vice-versa. Changes in the relative values of currencies occur regularly and in some instances, may have a significant effect on our results of operations and financial condition.

Item 4.    Controls and Procedures

        The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined under Rule 13a-15 of the Securities and Exchange Act (the Exchange Act)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 30, 2011, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        There has been no change in our internal control over financial reporting during the quarter ended December 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Legacy Matters

        Tyco is a party to several lawsuits involving disputes with former management, among which are affirmative cases brought by Tyco against Mr. Dennis L. Kozlowski, Mr. Mark Swartz and Mr. Frank Walsh Jr. In connection with these affirmative actions, Mr. Kozlowski, through counterclaims, and Mr. Swartz, through demand letters, are seeking an aggregate of approximately $140 million allegedly due in connection with their compensation and retention arrangements and under the Employee Retirement Income Security Act ("ERISA").

        With respect to Mr. Kozlowski, on December 1, 2010, the U.S. District Court for the Southern District of New York ruled in favor of several of the Company's affirmative claims against him before trial, while dismissing all of Mr. Kozlowski's counterclaims for pay and benefits after 1995. With respect to Mr. Swartz, on March 3, 2011, the same Court granted the Company's motion for summary judgment. The Court further ruled that issues related to damages will need to be resolved at trial. No trial date has been set. The Company expects Mr. Kozlowski to contest the decision against him. As a result, the Company has and will continue to maintain the reserve recorded in its Consolidated Balance Sheet for the amounts allegedly due under his compensation and retention arrangements and under ERISA until the appeals process is complete. With respect to Mr. Swartz, any claim which he could have brought against the Company for pay and benefits is time barred by applicable statutes of limitations. Because the statutes of limitations expired subsequent to the end of the quarter, the Company will reverse the $50 million liability related to his pay and benefits during the second quarter of fiscal 2012. With respect to Mr. Kozlowski's compensation, the Company believes that its existing reserve is sufficient and that the ultimate resolution of the matter will not have a material adverse effect on its financial position, results of operations or cash flows.

        Tyco has also brought an action against Mr. Walsh in connection with the damages suffered by Tyco arising from Mr. Walsh's breach of his fiduciary duties to Tyco. In October 2010, the U.S. District Court for the Southern District of New York denied Tyco's affirmative claims for recovery of damages against Mr. Walsh. In January 2012, the United States Court of Appeals for the Second Circuit reversed the District Court's ruling that Tyco's Board of Directors could ratify breaches of fiduciary duties owed by Mr. Walsh to Tyco's shareholders, and remanded the case to the District Court to resolve certain issues relating to consequential damages. This affirmative matter, and the affirmative matters against Messrs. Kozlowski and Swartz, are not subject to the liability sharing provisions of the Separation and Distribution Agreement. Separately, Mr. Walsh is pursuing a New York state court claim against the Company asserting his entitlement to indemnification. This action is subject to the liability sharing provisions of the Separation and Distribution Agreement.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 30, 2011, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $37 million to $87 million. As of December 30, 2011, Tyco concluded that the best estimate within this range is approximately $58 million, of which $23 million is included in accrued and other current liabilities and $35 million is included in other liabilities in the Company's Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payments of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

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

        As of December 30, 2011, there were approximately 4,800 lawsuits pending against the Company, its subsidiaries or entities for which the Company has assumed responsibility. Each lawsuit typically includes several claims, and the Company has determined that there were approximately 5,900 claims outstanding as of December 30, 2011, which reflects the Company's current estimate of the number of viable claims made against it, its affiliates or entities for which it has assumed responsibility in connection with acquisitions or divestitures. This amount includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants or are duplicative of other actions.

        For a detailed discussion of asbestos-related matters, see Note 11 of the Consolidated Financial Statements.

Income Tax Matters

        In connection with the 2007 spin-offs of Covidien and TE Connectivity from Tyco, Tyco entered into a Tax Sharing Agreement that governs the rights and obligations of each party with respect to certain pre-2007 Separation income tax liabilities. More specifically, Tyco, Covidien and TE Connectivity share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and TE Connectivity' U.S. and certain non-U.S. income tax returns. Costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties. Consistent with the sharing provisions of the Tax Sharing Agreement, Tyco had a net receivable from Covidien and TE Connectivity of $89 million as of both December 30, 2011 and September 30, 2011. In addition, as of December 30, 2011 and September 30, 2011, the Company had recorded $388 million and $387 million, respectively, in other liabilities, and $49 million and $49 million, respectively, in accrued and other current liabilities.

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

Compliance Matters

        As previously reported in the Company's periodic filings, the Company has received and responded to various allegations and other information that certain improper payments were made by the Company's subsidiaries and agents in recent years. The Company reported to the Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to these and other allegations and its internal investigations. In 2005, the Company informed the DOJ and the SEC that it retained outside counsel to perform a Company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), and that it would continue to investigate and make periodic progress reports to these agencies. The Company has and will continue to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by the Company in the course of its ongoing compliance activities. The baseline review, which has been completed, has revealed that some business practices may not comply with Tyco and FCPA requirements, and in February 2010, the Company initiated discussions with the DOJ and SEC aimed at resolving these matters, which remain ongoing. Although the Company has recorded its best estimate of potential loss related to this matter, it is possible that this estimate may differ from the ultimate loss determined in connection with the resolution of this matter, as the Company may be required to pay material fines, consent to injunctions on future conduct, consent to the imposition of a compliance monitor, or suffer other criminal or civil penalties or adverse impacts, including being subject to lawsuits brought by private litigants, each of which may have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

        As previously disclosed, in early 2007 certain former subsidiaries in the Company's Flow Control business were charged, prior to their divestiture, by the German Federal Cartel Office ("FCO") with engaging in anti-competitive practices, in particular with regard to its hydrant, valve, street box and fittings business. The Company investigated this matter and determined that the conduct may have violated German competition law. The Company cooperated with the FCO in its investigation and settled the matter during the first fiscal quarter of 2012.

        During the fourth quarter of fiscal 2011, the Company concluded that its best estimate of probable loss for these compliance matters was $34 million in the aggregate, which the Company recorded as a liability in accrued and other current liabilities in the Consolidated Balance Sheet, and which remains unchanged in the first fiscal quarter of fiscal 2012. Due to the sharing provisions in the Separation and Distribution Agreement, the Company has also recorded receivables from Covidien and TE Connectivity related to certain of these compliance matters in other current assets in the Company's Consolidated Balance Sheet as of December 30, 2011.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million. The quarterly withdrawal liability payments are $1.1 million, $19.8 million of which has been cumulatively paid through December 30, 2011. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

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

ADT Dealer Litigation

        As previously reported, in 2002, the SEC's Division of Enforcement conducted an investigation related to past accounting practices for dealer connect fees that ADT had charged to its authorized dealers upon purchasing customer accounts. The investigation related to accounting practices employed by the Company's former management, which were discontinued in 2003. Although the Company settled with the SEC in 2006, a number of former dealers and related parties have filed lawsuits against the Company in the United States and in other countries, including a class action lawsuit filed in the District Court of Arapahoe County, Colorado, alleging breach of contract and other claims related to ADT's decision to terminate certain authorized dealers in 2002 and 2003. In February 2010, the Court granted a directed verdict in ADT's favor dismissing a number of the plaintiffs' key claims. Upon appeal, the Colorado Court of Appeals affirmed the verdict in ADT's favor in October 2011. The plaintiffs have requested that the Supreme Court of Colorado hear an appeal of the Court of Appeals' decision. The Supreme Court has not yet ruled. Although the Company expects a favorable resolution of the class action lawsuit in Colorado, a number of claims related to the 2002 and 2003 decision to terminate certain authorized dealers outside the United States remain outstanding. While it is not possible at this time to predict the final outcome of the Colorado lawsuit or other lawsuits stemming from dealer terminations, the Company does not believe these claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

Item 1A.    Risk Factors

        Tyco's significant business risks are described in Part I, Item 1A in our 2011 Form 10-K, to which reference is made herein. Management does not believe that there have been any significant changes in the Company's risk factors since the Company filed the 2011 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
10/1/11–10/28/11	5,137,119	$42.46	4,724,214	$500,076,000
10/29/11–12/2/11	1,356	$46.47	—
12/3/11–12/30/11	10,876	$46.69	—

        The transactions described in the table above represent the repurchase of common shares on the New York Stock Exchange as part of the $1.0 billion share repurchase program approved by the Board in April 2011 ("2011 Share Repurchase Program"). In addition, the Company also acquires shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. Approximately 425,137 shares were acquired in these vesting-related transactions outside of the share repurchase program during the quarter ended December 30, 2011. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. As of December 30, 2011, approximately $500 million remained outstanding under the 2011 Share Repurchase Program.

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
101
Financial statements from the quarterly report on Form 10-Q of Tyco International Ltd. for the quarter ended December 30, 2011 formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:	/s/ FRANK S. SKLARSKY Frank S. Sklarsky Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 31, 2012