Form 10-Q
period 2012-03-30
TYCO INTERNATIONAL LTD
filed 2012-04-26
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2012
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

        The number of common shares outstanding as of April 23, 2012 was 462,862,394.

TYCO INTERNATIONAL LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share data)

	For the Quarters Ended		For the Six Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Revenue from product sales	$2,406	$2,118	$4,700	$4,625
Service revenue	1,948	1,874	3,861	3,745

Net revenue	4,354	3,992	8,561	8,370
Cost of product sales	1,674	1,468	3,239	3,241
Cost of services	1,002	976	1,980	1,952
Selling, general and administrative expenses	1,109	1,085	2,232	2,222
Separation costs (see Note 2)	66	—	98	—
Restructuring, asset impairments and divestiture charges (gains), net (see Notes 3 and 4)	19	26	56	(188)

Operating income	484	437	956	1,143
Interest income	6	9	13	18
Interest expense	(60)	(63)	(119)	(125)
Other expense, net	(6)	(6)	(14)	(6)

Income from continuing operations before income taxes	424	377	836	1,030
Income tax expense	(90)	(57)	(168)	(220)

Income from continuing operations	334	320	668	810
(Loss) income from discontinued operations, net of income taxes	(7)	(4)	(7)	165

Net income	327	316	661	975
Less: noncontrolling interest in subsidiaries net income	—	1	1	1

Net income attributable to Tyco common shareholders	$327	$315	$660	$974

Amounts attributable to Tyco common shareholders:
Income from continuing operations	$334	$319	$667	$809
(Loss) income from discontinued operations	(7)	(4)	(7)	165

Net income attributable to Tyco common shareholders	$327	$315	$660	$974

Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.72	$0.68	$1.44	$1.69
(Loss) income from discontinued operations	(0.01)	(0.01)	(0.02)	0.34

Net income attributable to Tyco common shareholders	$0.71	$0.67	$1.42	$2.03

Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.71	$0.67	$1.42	$1.67
(Loss) income from discontinued operations	(0.01)	(0.01)	(0.01)	0.34

Net income attributable to Tyco common shareholders	$0.70	$0.66	$1.41	$2.01

Weighted average number of shares outstanding:
Basic	463	472	463	480
Diluted	469	477	469	485

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except per share data)

	March 30, 2012	September 30, 2011
Assets
Current Assets:
Cash and cash equivalents	$1,086	$1,390
Accounts receivable, less allowance for doubtful accounts of $118 and $110, respectively	2,441	2,400
Inventories	1,543	1,343
Prepaid expenses and other current assets	992	896
Deferred income taxes	401	402
Assets held for sale	—	2

Total current assets	6,463	6,433
Property, plant and equipment, net	4,150	4,051
Goodwill	10,130	9,999
Intangible assets, net	3,745	3,628
Other assets	2,574	2,666

Total Assets	$27,062	$26,777

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$3	$2
Accounts payable	1,326	1,278
Accrued and other current liabilities	2,276	2,407
Deferred revenue	681	643

Total current liabilities	4,286	4,330
Long-term debt	4,137	4,146
Deferred revenue	1,151	1,143
Other liabilities	2,803	2,878

Total Liabilities	12,377	12,497

Commitments and Contingencies (see Note 11)
Redeemable noncontrolling interest (see Note 14)	106	93

Tyco Shareholders' Equity:
Common shares, CHF 6.70 par value, 825,222,070 shares authorized, 486,414,669 shares issued as of March 30, 2012 and September 30, 2011, respectively	2,792	2,792
Common shares held in treasury, 24,202,221 and 21,790,502 shares, as of March 30, 2012 and September 30, 2011, respectively	(1,060)	(951)
Contributed surplus	10,418	10,717
Accumulated earnings	2,718	2,058
Accumulated other comprehensive loss	(306)	(434)

Total Tyco Shareholders' Equity	14,562	14,182
Nonredeemable noncontrolling interest	17	5

Total Equity	14,579	14,187

Total Liabilities, Redeemable Noncontrolling Interest and Equity	$27,062	$26,777

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	For the Six Months Ended
	March 30, 2012	March 25, 2011
Cash Flows From Operating Activities:
Net income attributable to Tyco common shareholders	$660	$974
Noncontrolling interest in subsidiaries net income	1	1
Loss (income) from discontinued operations, net of income taxes	7	(165)

Income from continuing operations	668	810
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	675	645
Non-cash compensation expense	52	59
Deferred income taxes	76	122
Provision for losses on accounts receivable and inventory	61	48
Loss (gain) on divestitures	3	(233)
Other non-cash items	61	36
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(16)	(43)
Contracts in progress	(9)	(53)
Inventories	(184)	(165)
Prepaid expenses and other current assets	(29)	(13)
Accounts payable	3	(99)
Accrued and other liabilities	(290)	(282)
Deferred revenue	33	67
Other	(50)	13

Net cash provided by operating activities	1,054	912

Net cash used in discontinued operating activities	—	(8)

Cash Flows From Investing Activities:
Capital expenditures	(431)	(361)
Proceeds from disposal of assets	3	5
Acquisition of businesses, net of cash acquired	(205)	(9)
Acquisition of dealer generated customer accounts and bulk account purchases	(336)	(279)
Divestiture of businesses, net of cash divested	(4)	706
Other	64	23

Net cash (used in) provided by investing activities	(909)	85

Net cash provided by discontinued investing activities	—	259

Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	880	—
Repayment of short-term debt	(880)	(532)
Proceeds from issuance of long-term debt	—	497
Repayment of long-term debt	(2)	(2)
Proceeds from exercise of share options	88	64
Dividends paid	(231)	(224)
Repurchase of common shares by treasury	(300)	(1,000)
Transfer from discontinued operations	—	251
Other	(19)	10

Net cash used in financing activities	(464)	(936)

Net cash used in discontinued financing activities	—	(251)

Effect of currency translation on cash	15	14

Net (decrease) increase in cash and cash equivalents	(304)	75
Decrease in cash and cash equivalents from deconsolidation of variable interest entity	—	(10)
Cash and cash equivalents at beginning of period	1,390	1,775

Cash and cash equivalents at end of period	$1,086	$1,840

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

For the Six Months Ended March 30, 2012 and March 25, 2011

(in millions)

	Number of Common Shares	Common Shares at Par Value	Treasury Shares	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Tyco Shareholders' Equity	Nonredeemable Noncontrolling Interest	Total Equity
Balance as of September 24, 2010	488	$2,948	$(976)	$12,121	$312	$(321)	$14,084	$17	$14,101
Comprehensive income:
Net income					974		974	1	975
Deconsolidation of variable interest entity due to adoption of an accounting standard							—	(11)	(11)
Currency translation, net of income tax of $1 million						137	137		137
Unrealized loss on marketable securities, net of income tax benefit of $1 million						(2)	(2)		(2)
Retirement plans, net of income taxes of $4 million						40	40		40

Total comprehensive income							1,149	(10)	1,139
Dividends declared (See Note 13)		4		(468)			(464)		(464)
Shares issued from treasury for vesting of share based equity awards	4		154	(90)			64		64
Repurchase of common shares	(24)		(1,000)				(1,000)		(1,000)
Compensation expense				58			58		58
Other			(5)		2		(3)	(1)	(4)

Balance as of March 25, 2011	468	$2,952	$(1,827)	$11,621	$1,288	$(146)	$13,888	$6	$13,894

	Number of Common Shares	Common Shares at Par Value	Treasury Shares	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Tyco Shareholders' Equity	Nonredeemable Noncontrolling Interest	Total Equity
Balance as of September 30, 2011	465	$2,792	$(951)	$10,717	$2,058	$(434)	$14,182	$5	$14,187
Comprehensive income:
Net income					660		660		660
Currency translation, net of income tax expense of $1 million						119	119		119
Unrealized gain on marketable securities and derivative instruments, net of income tax benefit of $3 million						2	2		2
Retirement plans, net of income tax expense of $4 million						7	7		7

Total comprehensive income							788	—	788
Dividends declared (See Note 13)				(229)			(229)		(229)
Shares issued from treasury for vesting of share based equity awards	4		210	(122)			88		88
Repurchase of common shares	(7)		(300)				(300)		(300)
Compensation expense				52			52		52
Non-controlling interest related to acquisitions								13	13
Other			(19)				(19)	(1)	(20)

Balance as of March 30, 2012	462	$2,792	$(1,060)	$10,418	$2,718	$(306)	$14,562	$17	$14,579

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation and Summary of Significant Accounting Policies

        Basis of Presentation—The Consolidated Financial Statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim period. The unaudited Consolidated Financial Statements include the consolidated results of Tyco International Ltd., a corporation organized under the laws of Switzerland, and its subsidiaries (Tyco and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Tyco"). The Consolidated Financial Statements have been prepared in United States dollars ("USD") and in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The results reported in these Consolidated Financial Statements should not be taken as indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (the "2011 Form 10-K").

        Effective in the Company's second fiscal quarter of 2012, the Company reorganized its reportable segments to more closely align with its reporting and management structure, which had been realigned in anticipation of the spin-offs of the Company's ADT North American residential security business and its flow control business. See Note 2. Under the new reporting structure, the former Tyco Security Solutions segment was split between the new ADT North American Residential segment and the new Commercial Fire and Security segment. The new ADT North American Residential segment consists of the residential and small business security business in the United States and Canada that was formerly part of the Tyco Security Solutions segment. The new Commercial Fire and Security segment consists of (i) the former Tyco Fire Protection segment, (ii) the North American commercial security business that was formerly part of the Tyco Security Solutions segment, along with all of the security businesses outside of the United States and Canada, and (iii) the security products business that was formerly part of the Tyco Security Solutions segment. The Company's Flow Control segment continues as it has been historically constituted. As a result, prior period segment amounts have been recast to the current period presentation. See Note 16. The recast financial data does not constitute stand-alone historical financial statements for the entities that will be distributed in the spin-offs (and, in the case of Flow Control, the subsequent merger with Pentair, Inc. ("Pentair") (See Note 2)) and does not reflect any adjustments that are likely to be reflected therein. The combined historical financial statements for the entities to be distributed will be contained in documents to be filed with the U.S. Securities and Exchange Commission ("SEC") in connection with the spin-offs and associated transactions.

        As a result of this realignment, the Company has three reportable segments: Commercial Fire and Security, ADT North American Residential and Flow Control.

        References to 2012 and 2011 are to Tyco's fiscal quarters ending March 30, 2012 and March 25, 2011, respectively, unless otherwise indicated.

        The Company has a 52 or 53-week fiscal year that ends on the last Friday in September. Fiscal year 2012 will be a 52-week year, whereas fiscal 2011 was a 53-week year.

        Reclassifications—The Company has reclassified a business which has satisfied the criteria to be presented as discontinued operations to (loss) income from discontinued operations, net of income taxes in the Consolidated Statements of Operations and assets held for sale within the Consolidated Balance Sheet. See Note 3. In addition, prior period segment amounts have been recast to conform to the current period presentation as a result of the segment realignment discussed above. See Note 16.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        Recently Issued Accounting Pronouncements—In June 2011, the FASB issued authoritative guidance for the presentation of comprehensive income. The guidance amended the reporting of Other Comprehensive Income ("OCI") by eliminating the option to present OCI as part of the Consolidated Statement of Shareholders' Equity. The amendment will not impact the accounting for OCI, but only its presentation in the Company's Consolidated Financial Statements. The guidance requires that items of net income and OCI be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements which include total net income and its components, consecutively followed by total OCI and its components to arrive at total comprehensive income. In December 2011, the FASB issued authoritative guidance to defer the effective date for those aspects of the guidance relating to the presentation of reclassification adjustments out of accumulated other comprehensive income by component. The guidance must be applied retrospectively and is effective for Tyco in the first quarter of fiscal 2013, with early adoption permitted. The Company is currently assessing the timing of its adoption of the guidance.

        In September 2011, the FASB issued authoritative guidance which expanded and enhanced the existing disclosure requirements related to multi-employer pension and other postretirement benefit plans. The amendments require additional quantitative and qualitative disclosures to provide more detailed information regarding these plans including: the significant multi-employer plans in which the Company participates, the level of the Company's participation and contributions with respect to such plans, financial health of such plans and indication of funded status. These disclosures are intended to provide users of financial statements with a better understanding of the employer's involvement in multi-employer benefit plans. The guidance must be applied retrospectively and is effective for Tyco for the fiscal 2012 annual period, with early adoption permitted. The Company is currently assessing the timing of its adoption of the guidance along with what impact, if any, the guidance will have on its annual disclosures.

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

2.    2012 Separation Transaction

        On September 19, 2011, the Company announced that its Board of Directors ("the Board") approved a plan to separate the Company into three separate, publicly traded companies consisting of the Company's North American residential security business, its flow control business, and its commercial fire and security business by spinning off the North American residential security business and flow control business in a tax-free pro rata distribution to shareholders. On March 28, 2012, the

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.    2012 Separation Transaction (Continued)

Company announced that it entered into a definitive agreement to combine its flow control business with Pentair in a tax-free, all-stock merger ("the Merger"), immediately following the spin off of the flow control business. Upon completion of the Merger, which has been unanimously approved by the Boards of both companies, Tyco shareholders are expected to own approximately 52.5% of the combined company and Pentair shareholders are expected to own approximately 47.5%. Completion of the separation transactions, including the Merger, is subject to the approval of the distributions by Tyco shareholders, the approval of the Merger by Pentair shareholders, regulatory approvals and customary closing conditions. The distributions, the merger and related transactions are collectively referred to herein as the "2012 Separation".

        During the quarter and six months ended March 30, 2012, the Company incurred $66 million and $98 million, respectively, of charges within separation costs in the Company's Consolidated Statement of Operations, primarily related to professional fees, as well as costs related to the Merger as noted above. The Company also incurred $23 million and $2 million of asset impairment charges and restructuring charges, respectively, during the six months ended March 30, 2012 related to the 2012 Separation which are recorded within restructuring, asset impairments and divestiture charges (gains), net in the Company's Consolidated Statement of Operations. See Note 4. The Company did not incur any separation related charges during the quarter or six months ended March 25, 2011.

3.    Divestitures

        The Company has continued to assess the strategic fit of its various businesses and has pursued divestiture of certain businesses which do not align with its long-term strategy.

Fiscal 2012

        During the quarter and six months ended March 30, 2012, the Company sold its Fire Equipment de Mexico, S.A. ("FEMSA") business, which was part of the Company's Commercial Fire and Security segment. The sale was completed for approximately $1 million of cash consideration and a pre-tax loss of $3 million was recorded in (loss) income from discontinued operations, net of income taxes in the Company's Consolidated Statements of Operations.

        Additionally, the quarter and six months ended March 30, 2012 include $11 million of income tax expense associated with pre-2007 Separation tax liabilities, which was recorded in (loss) income from discontinued operations, net of income taxes in the Company's Consolidated Statements of Operations. The Company will be reimbursed $8 million pursuant to a tax sharing agreement (the "2007 Tax Sharing Agreement") entered into in conjunction with the spin-offs of Covidien and TE Connectivity (the "2007 Separation"), which was also recorded in (loss) income from discontinued operations net of income taxes.

Fiscal 2011

        On November 9, 2010, the Company announced that it entered into an investment agreement (the "Agreement") to sell a majority interest in its Electrical and Metal Products business to an affiliate of the private equity firm Clayton, Dubilier & Rice, LLC (the "Investor" or "CD&R"). The Company formed a newly incorporated holding company, Atkore International Group Inc. ("Atkore"), to hold the Company's Electrical and Metal Products business. On December 22, 2010, the transaction closed and the Investor acquired shares of a newly-created class of cumulative convertible preferred stock of Atkore (the "Preferred Stock"). The Preferred Stock initially represented 51% of the outstanding

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Divestitures (Continued)

capital stock (on an as-converted basis) of Atkore. In connection with the closing, the Company received cash proceeds of approximately $713 million and recorded a gain of $259 million, which included $33 million of cumulative translation gain, during the first quarter of fiscal 2011. During the second quarter of fiscal year 2011, the Company recorded a working capital adjustment of $9 million that reduced the gain on disposal. The gain on disposal is recorded within restructuring, asset impairment and divestiture charges (gains), net in the Company's Consolidated Statements of Operations.

        In accordance with the terms and conditions of the Agreement, CD&R is entitled to a quarterly dividend which is payable in cash or in shares of Preferred Stock, at the discretion of Atkore. Since the closing of the transaction, Atkore has elected to pay CD&R's quarterly dividend in shares of Preferred Stock, which has diluted the Company's ownership in Atkore. As of March 30, 2012, the Company's ownership percentage was approximately 46%. Tyco's retained ownership interest in Atkore is accounted for under the equity method of accounting and is recorded in other assets in the Company's Consolidated Balance Sheet as of March 30, 2012 and September 30, 2011. The Company's proportionate share of Atkore's net loss is recorded within other expense, net in the Company's Consolidated Statements of Operations. The company recorded an equity loss of $2 million and $11 million for the quarter and six months ended March 30, 2012 and $7 million for both the quarter and six months ended March 25, 2011.

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

        Net revenue, pre-tax loss from discontinued operations, pre-tax income (loss) on sale of discontinued operations, income tax (provision) benefit and (loss) income from discontinued operations, net of income taxes are as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Net revenue	$—	$—	$1	$4

Pre-tax loss from discontinued operations	$—	$—	$—	$(5)
Pre-tax income (loss) on sale of discontinued operations	5	(5)	5	168
Income tax (provision) benefit	(12)	1	(12)	2

(Loss) income from discontinued operations, net of income taxes	$(7)	$(4)	$(7)	$165

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Divestitures (Continued)

        There were no material pending divestitures as of March 30, 2012. Balance sheet information for material pending divestitures as of September 30, 2011 was as follows ($ in millions):

As of September 30, 2011
Accounts receivable, net	$1
Inventories	1

Total assets	$2

Divestiture Charges (Gains), Net

        For both the quarter and six months ended March 30, 2012, the Company recorded a net loss of $3 million in restructuring, asset impairments and divestiture charges (gains), net in the Company's Consolidated Statements of Operations in connection with the divestiture and write-down to fair value less cost to sell of certain businesses that did not meet the criteria for discontinued operations.

        During the quarter and six months ended March 25, 2011, the Company recorded a net loss of $13 million and a net gain of $233 million, respectively, in restructuring, asset impairments and divestiture charges (gains), net in the Company's Consolidated Statements of Operations in connection with the divestiture and write-down to fair value less cost to sell of certain businesses that did not meet the criteria for discontinued operations. The net gain for the six months ended March 25, 2011 includes a gain of $250 million which was subject to the settlement of working capital adjustments recognized in conjunction with the sale of a majority interest in the Company's Electrical and Metal Products business, as discussed above.

4.    Restructuring and Asset Impairment Charges, Net

        The Company continues to identify and pursue opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across the Company's businesses and to prepare the Company for the anticipated 2012 Separation. The Company expects to incur restructuring and restructuring related charges of approximately $125 million to $150 million in fiscal 2012. The Company expects to incur an additional $125 million in restructuring and restructuring related charges in fiscal 2012 in conjunction with the 2012 Separation. See Note 2.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Restructuring and Asset Impairment Charges, Net (Continued)

        The Company recorded restructuring and asset impairment charges by program and Consolidated Statement of Operations classification as follows ($ in millions):

	For the Quarter Ended March 30, 2012	For the Quarter Ended March 25, 2011	For the Six Months Ended March 30, 2012	For the Six Months Ended March 25, 2011
2012 actions	$12	$—	$44	$—
2011 program	3	12	7	45
2009 and prior programs	1	—	2	(1)

Total restructuring and asset impairment charges, net	$16	$12	$53	$44

Charges reflected in selling, general and administrative ("SG&A")	—	(1)	—	(1)
Charges reflected in restructuring, asset impairments and divestiture charges (gains), net	$16	$13	$53	$45

2012 Actions

        Restructuring and asset impairment charges, net, during the quarter and six months ended March 30, 2012 related to the 2012 actions are as follows ($ in millions):

	For the Quarter Ended March 30, 2012
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
Commercial Fire and Security	$10	$2	$12
Flow Control	1	1	2
Corporate and Other	(2)	—	(2)

Total	$9	$3	$12

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Restructuring and Asset Impairment Charges, Net (Continued)

	For Six Months Ended March 30, 2012
	Employee Severance and Benefits(1)	Facility Exit and Other Charges(2)	Total
Commercial Fire and Security	$13	$26	$39
Flow Control	2	1	3
Corporate and Other	1	1	2

Total	$16	$28	$44

(1)
Includes $1 million of charges related to the 2012 Separation recorded by Corporate and Other.

(2)
Includes $23 million of asset impairment charges recorded by Commercial Fire and Security, and $1 million of other restructuring charges recorded by Corporate and Other related to the 2012 Separation.

        The rollforward of the reserves from September 30, 2011 to March 30, 2012 is as follows ($ in millions):

Balance as of September 30, 2011	$—
Charges	22
Reversals	(2)
Utilization	(7)

Balance as of March 30, 2012	$13

2011 Program

        During fiscal 2011, the Company continued to identify and pursue opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across the Company's business (the "2011 Program").

        Restructuring and asset impairment charges, net, during the quarters and six months ended March 30, 2012 and March 25, 2011 related to the 2011 Program are as follows ($ in millions):

	For the Quarter Ended March 30, 2012
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
Commercial Fire and Security	$1	$1	$2
ADT North American Residential	—	1	1

Total	$1	$2	$3

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Restructuring and Asset Impairment Charges, Net (Continued)

	For the Quarter Ended March 25, 2011
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in SG&A	Total
Commercial Fire and Security	$4	$—	$—	$4
ADT North American Residential	—	1	(1)	—
Flow Control	4	2	—	6
Corporate and Other	1	1	—	2

Total	$9	$4	$(1)	$12

	For the Six Months Ended March 30, 2012
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
Commercial Fire and Security	$3	$1	$4
ADT North American Residential	—	3	3
Flow Control	(1)	—	(1)
Corporate and Other	—	1	1

Total	$2	$5	$7

	For the Six Months Ended March 25, 2011
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in SG&A	Total
Commercial Fire and Security	$30	$—	$—	$30
ADT North American Residential	—	3	—	3
Flow Control	4	2	(1)	5
Corporate and Other	6	1	—	7

Total	$40	$6	$(1)	$45

        Restructuring and asset impairment charges, net, incurred cumulative to date from initiation of the 2011 Program are as follows ($ in millions):

	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Charges Reflected in SG&A	Total
Commercial Fire and Security	$50	$6	$2	$—	$58
ADT North American Residential	4	6	—	—	10
Flow Control	9	3	—	(1)	11
Corporate and Other	6	7	—	—	13

Total	$69	$22	$2	$(1)	$92

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Restructuring and Asset Impairment Charges, Net (Continued)

        The rollforward of the reserves from September 30, 2011 to March 30, 2012 is as follows ($ in millions):

Balance as of September 30, 2011	$53
Charges	13
Reversals	(6)
Utilization	(23)

Balance as of March 30, 2012	$37

2009 and prior programs

        The Company continues to maintain restructuring reserves related to programs initiated prior to fiscal 2011. The total amount of these reserves were $60 million and $79 million as of March 30, 2012 and September 30, 2011, respectively. The Company incurred $1 million and $2 million of restructuring charges for the quarter and six months ended March 30, 2012, respectively, and nil and $1 million of income for the quarter and six months ended March 25, 2011, respectively, related to 2009 and prior programs. The net decrease in the reserves is primarily due to cash utilization of $21 million. The aggregate remaining reserves primarily relate to facility exit costs for long-term non-cancelable lease obligations primarily within the Company's Commercial Fire and Security and ADT North American Residential segments.

Total Restructuring Reserves

        As of March 30, 2012 and September 30, 2011, restructuring reserves related to all programs were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	As of March 30, 2012	As of September 30, 2011
Accrued and other current liabilities	$85	$99
Other liabilities	25	33

Total	$110	$132

5.    Acquisitions

Acquisitions

        During the quarter ended March 30, 2012, cash paid for acquisitions included in continuing operations totaled $110 million, net of cash acquired of $10 million. All of these acquisitions were included in the Company's Commercial Fire and Security segment, none of which were material individually or in the aggregate. During the six months ended March 30, 2012, cash paid for acquisitions included in continuing operations totaled $205 million, net of cash acquired of $15 million, which includes the acquisition of Visonic Ltd. ("Visonic"). Visonic is a global developer and manufacturer of electronic security systems and components. Cash paid for Visonic totaled approximately $94 million, net of cash acquired of $5 million by the Company's Commercial Fire and Security segment.

        During the quarter and six months ended March 25, 2011, cash paid for acquisitions included in continuing operations totaled nil and $9 million, primarily within the Company's Flow Control and Commercial Fire and Security segments.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.    Acquisitions (Continued)

Acquisition and Integration Related Costs

        Acquisition and integration costs are expensed as incurred. During the quarter and six months ended March 30, 2012, the Company incurred acquisition and integration costs of $8 million and $16 million, respectively, primarily in connection with its integration of Brink's Home Security, Inc. ("Broadview Security") during fiscal year 2010, within its ADT North American Residential segment. Such costs are recorded in selling, general and administrative expenses in the Company's Consolidated Statements of Operations for the quarter and six months ended March 30, 2012.

        In conjunction with the acquisitions of Oceania Capital Partners Limited's Signature Security ("Signature Security") and KEF Holdings Ltd. ("KEF") during fiscal year 2011, within its Commercial Fire and Security and Flow Control segments, respectively, and the acquisition of Broadview Security during fiscal year 2010 within its ADT North American Residential segment, the Company incurred acquisition and integration costs of $12 million and $17 million for the quarter and six months ended March 25, 2011 respectively. Such costs are recorded within selling, general and administrative expenses in the Company's Consolidated Statement of Operations.

Dealer Generated Customer Accounts and Bulk Account Purchases

        During the quarter and six months ended March 30, 2012, the Company made cash payments of $166 million and $336 million, respectively, to acquire approximately 148,000 and 292,000 customer contracts for electronic security services primarily within its ADT North American Residential segment.

        During the quarter and six months ended March 25, 2011, the Company made cash payments of $146 million and $279 million, respectively, to acquire approximately 129,000 and 250,000 customer contracts for electronic security services primarily within its ADT North American Residential segment.

6.    Income Taxes

        The Company did not have a significant change to its unrecognized tax benefits during the quarter and six months ended March 30, 2012.

        Many of the Company's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
Australia	2004-2011
Canada	2002-2011
Germany	1998-2011
Italy	2004-2011
South Korea	2007-2011
Switzerland	2002-2011
United Kingdom	2000-2011
United States	1997-2011

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.    Income Taxes (Continued)

        Based on the current status of its income tax audits, the Company believes that it is reasonably possible that between nil and $30 million in unrecognized tax benefits may be resolved in the next twelve months.

        At each balance sheet date, management evaluates whether it is more likely than not that the Company's deferred tax assets will be realized and if sufficient future taxable income will be available by assessing current period and projected operating results and other pertinent data. As of March 30, 2012, the Company had recorded net deferred tax assets of $1.4 billion, which is comprised of $2.9 billion gross deferred tax assets and $1.5 billion of gross valuation allowances.

Tax Sharing Agreements and Other Income Tax Matters

        In connection with the 2007 Separation, Tyco entered into the 2007 Tax Sharing Agreement that generally governs Covidien's, TE Connectivity's and Tyco's respective rights, responsibilities, and obligations after the 2007 Separation with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the distribution of all of the shares of Covidien or TE Connectivity to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code ("the Code") or certain internal transactions undertaken in anticipation of the spin-offs to qualify for tax-favored treatment under the Code.

        Under the 2007 Tax Sharing Agreement, Tyco shares responsibility for certain of its, Covidien's and TE Connectivity's income tax liabilities, which result in cash payments, based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and TE Connectivity share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and TE Connectivity's U.S. and certain non-U.S. income tax returns. The costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties. In connection with the execution of the 2007 Tax Sharing Agreement, Tyco established a net receivable from Covidien and TE Connectivity representing the amount Tyco expected to receive for pre-2007 Separation uncertain tax positions, including amounts owed to the Internal Revenue Service ("IRS"). As of March 30, 2012 and September 30, 2011, the aggregate amount of the net receivable was $83 million and $89 million, respectively, of which $67 million and $73 million, respectively, was included in other assets and $16 million was included in prepaid expenses and other current assets for both periods on the Consolidated Balance Sheets. Tyco also established liabilities representing the fair market value of its share of Covidien's and TE Connectivity's estimated obligations, primarily to the IRS, for their pre-2007 Separation taxes covered by the 2007 Tax Sharing Agreement. As of March 30, 2012 and September 30, 2011, Tyco had recorded $405 million and $387 million, respectively, in other liabilities and $6 million and $49 million, respectively, in accrued and other current liabilities. During the quarter ended March 30, 2012, Tyco made a net cash payment of $16 million to Covidien and TE Connectivity related to the resolution of certain IRS audit and pre-Separation tax matters.

        Tyco assesses the shared tax liabilities and related guaranteed liabilities at each reporting period. The receivable and liability were initially recognized with an offset to shareholders' equity in 2007. During the quarters ended March 30, 2012 and March 25, 2011, Tyco recorded expense of $5 million and income of $1 million in accordance with the 2007 Tax Sharing Agreement. During the six months ended March 30, 2012 and March 25, 2011, Tyco recorded expense of $4 million and income of $1 million, respectively, in accordance with the 2007 Tax Sharing Agreement. Tyco will provide payment

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.    Income Taxes (Continued)

to Covidien and TE Connectivity under the 2007 Tax Sharing Agreement as the shared income tax liabilities are settled. Settlement is expected to occur as the audit process by applicable taxing authorities is completed for the impacted years and cash payments are made. Due to the nature of the unresolved adjustments described in the next paragraph, the maximum amount of potential future payments under the 2007 Tax Sharing Agreement is not determinable. Such cash payments, when they occur, will reduce the guarantor liability as such payments represent an equivalent reduction of risk. Tyco also assesses the sufficiency of the 2007 Tax Sharing Agreement guarantee liability on a quarterly basis and will increase the liability if and when it becomes probable that cash payments expected to be made under the 2007 Tax Sharing Agreement exceed the recorded balance.

        Tyco and its subsidiaries' income tax returns are examined periodically by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments, in particular with respect to years preceding the 2007 Separation. The issues and proposed adjustments related to such years are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement. Tyco is reviewing and contesting certain of the proposed tax adjustments. With respect to adjustments raised by the IRS, although the Company has resolved a substantial number of these adjustments, a few significant items are expected to remain open with respect to the audit of the 1997 through 2004 years. As of the date hereof, it is unlikely that Tyco will be able to resolve all the open items, which primarily involve the treatment of certain intercompany debt transactions during the period, through the IRS appeals process. As a result, Tyco expects to litigate these matters once it receives the requisite statutory notices from the IRS, which is likely to occur in the next six months. The Company has assessed its obligations under the 2007 Tax Sharing Agreement, including with respect to the proposed civil fraud penalties discussed below, to determine that its recorded liability of $411 million is sufficient to cover the indemnifications made by the Company under such agreement. See Note 19. However, the ultimate resolution of these matters is uncertain and could result in a material adverse impact to the Company's financial position, results of operations, cash flows or the effective tax rate in future reporting periods.

        In connection with the aforementioned audits, the IRS proposed civil fraud penalties against a prior subsidiary that was distributed to TE Connectivity in connection with the 2007 Separation. The penalties allegedly arise from actions of former executives taken in connection with intercompany transfers of stock of Simplex Technologies in 1998 and 1999. Based on statutory guidelines, the Company estimates the proposed penalties could range between $30 million and $50 million. This is a pre-2007 Separation tax liability that is covered by the provisions of the 2007 Tax Sharing Agreement.

        In addition to dealing with pre-2007 Separation tax liabilities of each of the three entities party thereto, the 2007 Tax Sharing Agreement contains sharing provisions to address the contingency that the 2007 Separation itself, or internal transactions related to the 2007 Separation, may be deemed taxable by U.S. or non U.S. taxing authorities. In the event the 2007 Separation is determined to be taxable and such determination was the result of actions taken after the 2007 Separation by Tyco, Covidien or TE Connectivity, the party responsible for such failure would be responsible for all taxes imposed on each company as a result thereof. If such determination is not the result of actions taken by any of the three companies after the 2007 Separation, then Tyco, Covidien and TE Connectivity would be responsible for 27%, 42% and 31%, respectively, of any taxes imposed on any of the companies as a result of such determination. Such tax amounts could be significant. The Company is responsible for all of its own taxes that are not shared pursuant to the 2007 Tax Sharing Agreement's

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.    Income Taxes (Continued)

sharing formula. In addition, Covidien and TE Connectivity are responsible for their tax liabilities that are not subject to the 2007 Tax Sharing Agreement's sharing formula.

        If any party to the 2007 Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party's fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the 2007 Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, the Company could be liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, the Company may be obligated to pay amounts in excess of its agreed-upon share of Tyco's, Covidien's and TE Connectivity's tax liabilities. See Note 19.

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

7.    Earnings Per Share

        The reconciliations between basic and diluted earnings per share attributable to Tyco common shareholders are as follows (in millions, except per share data):

	For the Quarter Ended March 30, 2012			For the Quarter Ended March 25, 2011
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$334	463	$0.72	$319	472	$0.68
Share options and restricted share awards	—	6		—	5

Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations attributable to Tyco common shareholders, giving effect to dilutive adjustments	$334	469	$0.71	$319	477	$0.67

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Earnings Per Share (Continued)

	For the Six Months Ended March 30, 2012			For the Six Months Ended March 25, 2011
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$667	463	$1.44	$809	480	$1.69
Share options and restricted share awards	—	6		—	5

Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations attributable to Tyco common shareholders, giving effect to dilutive adjustments	$667	469	$1.42	$809	485	$1.67

        The computation of diluted earnings per share for the quarter and six months ended March 30, 2012 excludes the effect of the potential exercise of share options to purchase approximately 4 million and 6 million shares, respectively, and excludes restricted stock units of nil for both periods because the effect would be anti-dilutive.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Goodwill and Intangible Assets (Continued)

        Effective in the Company's second fiscal quarter of 2012, the Company reorganized its reportable segments to more closely align with its reporting and management structure, which had been realigned in anticipation of the spin-offs of the Company's ADT North American residential security business and its flow control business. See Note 2. Under the new reporting structure, the former Tyco Security Solutions segment was split between the new ADT North American Residential segment and the new Commercial Fire and Security segment. The new ADT North American Residential segment consists of the residential and small business security business in the United States and Canada that was formerly part of the Tyco Security Solutions segment. The new Commercial Fire and Security segment consists of (i) the former Tyco Fire Protection segment, (ii) the North American commercial security business that was formerly part of the Tyco Security Solutions segment, along with all of the security businesses outside of the United States and Canada, and (iii) the security products business that was formerly part of the Tyco Security Solutions segment. The Company's Flow Control segment continues as it historically has been constituted.

        As a result of the realignment of business activities, the historical amounts have been recast. The changes in the carrying amount of goodwill by segment are as follows ($ in millions):

	As of September 30, 2011	Acquisitions/ Purchase Accounting Adjustments	Divestitures	Currency Translation	As of March 30, 2012
Commercial Fire and Security
Gross Goodwill	$5,997	$83	$—	$40	$6,120
Impairments	(1,761)	—	—	—	(1,761)

Carrying Amount of Goodwill	4,236	83	—	40	4,359

ADT North American Residential
Gross Goodwill	3,593	—	—	5	3,598
Impairments	—	—	—	—	—

Carrying Amount of Goodwill	3,593	—	—	5	3,598

Flow Control
Gross Goodwill	2,170	(1)	—	4	2,173
Impairments	—	—	—	—	—

Carrying Amount of Goodwill	2,170	(1)	—	4	2,173

TOTAL
Gross Goodwill	11,760	82	—	49	11,891
Impairments	(1,761)	—	—	—	(1,761)

Carrying Amount of Goodwill	$9,999	$82	$—	$49	$10,130

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Goodwill and Intangible Assets (Continued)

	As of September 24, 2010	Acquisitions/ Purchase Accounting Adjustments	Divestitures	Currency Translation	As of September 30, 2011
Commercial Fire and Security
Gross Goodwill	$5,841	$176	$(5)	$(15)	5,997
Impairments	(1,761)	—	—	—	(1,761)

Carrying Amount of Goodwill	4,080	176	(5)	(15)	4,236

ADT North American Residential
Gross Goodwill	3,591	2	—	—	3,593
Impairments	—	—	—	—	—

Carrying Amount of Goodwill	3,591	2	—	—	3,593

Flow Control
Gross Goodwill	1,906	253	(16)	27	2,170
Impairments	—	—	—	—	—

Carrying Amount of Goodwill	1,906	253	(16)	27	2,170

Electrical and Metal Products
Gross Goodwill	935	—	(935)	—	—
Impairments	(935)	—	935	—	—

Carrying Amount of Goodwill	—	—	—	—	—

TOTAL
Gross Goodwill	12,273	431	(956)	12	11,760
Impairments	(2,696)	—	935	—	(1,761)

Carrying Amount of Goodwill	$9,577	$431	$(21)	$12	$9,999

        The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets as of March 30, 2012 and September 30, 2011 ($ in millions):

	As of March 30, 2012		As of September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$8,648	$5,384	$8,225	$5,077
Intellectual property	604	493	571	483
Other	86	27	116	22

Total	$9,338	$5,904	$8,912	$5,582

Non-Amortizable:
Intellectual property	$224		$212
Other	87		86

Total	$311		$298

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Goodwill and Intangible Assets (Continued)

        Intangible asset amortization expense for the quarters ended March 30, 2012 and March 25, 2011 was $165 million and $152 million, respectively. Intangible asset amortization expense for the six months ended March 30, 2012 and March 25, 2011 was $327 million and $304 million, respectively. As of March 30, 2012, the weighted-average amortization period for contracts and related customer relationships, intellectual property, other and total amortizable intangible assets were 14 years, 19 years, 14 years, and 14 years, respectively.

        The estimated aggregate amortization expense on intangible assets is expected to be approximately $300 million for the remainder of 2012, $525 million for 2013, $450 million for 2014, $375 million for 2015, $325 million for 2016 and $1,459 million for 2017 and thereafter.

9.    Debt

        Debt as of March 30, 2012 and September 30, 2011 is as follows ($ in millions):

	As of March 30, 2012	As of September 30, 2011
6.0% public notes due 2013	$656	$655
4.125% public notes due 2014	499	499
3.375% public notes due 2015	499	499
3.75% public notes due 2018	249	249
8.5% public notes due 2019	750	750
7.0% public notes due 2019	431	431
6.875% public notes due 2021	714	715
4.625% public notes due 2023	248	248
Other(1)(2)	94	102

Total debt	4,140	4,148
Less current portion	3	2

Long-term debt	$4,137	$4,146

(1)
$3 million of the amount shown as other, comprise the current portion of the Company's total debt as of March 30, 2012.

(2)
$2 million of the amount shown as other, comprise the current portion of the Company's total debt as of September 30, 2011.

  Fair Value

        The carrying amount of Tyco's debt subject to the fair value disclosure requirements as of March 30, 2012 and September 30, 2011 was $4,046 million for both periods. The Company has determined the fair value of such debt to be $4,687 million and $4,689 million as of March 30, 2012 and September 30, 2011, respectively. The Company utilizes various valuation methodologies to determine the fair value of its debt, which is primarily dependent on the type of market in which the Company's debt is traded. When available, the Company uses quoted market prices to determine the fair value of its debt that is traded in active markets. As of March 30, 2012 and September 30, 2011,

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Debt (Continued)

the fair value of the Company's debt which was actively traded was $4,687 million and $4,689 million, respectively. As of March 30, 2012 and September 30, 2011, the fair value of the Company's debt subject to the fair value disclosure requirements was all actively traded and is classified as Level 1 in the fair value hierarchy. See Note 10 for further details on the fair value hierarchy.

  Commercial Paper

        From time to time, Tyco International Finance S.A. ("TIFSA"), the Company's finance subsidiary may issue commercial paper for general corporate purposes. As of March 30, 2012 and September 30, 2011, TIFSA had no commercial paper outstanding.

  Credit Facilities

        The Company's committed revolving credit facilities totaled $1.5 billion as of March 30, 2012. These revolving credit facilities may be used for working capital, capital expenditures and general corporate purposes. As of March 30, 2012 and September 30, 2011, there were no amounts drawn under the Company's revolving credit facilities. Interest under the revolving credit facilities is variable and is calculated by reference to LIBOR or an alternate base rate. Commitments of $750 million under one of the Company's revolving credit facilities were due to expire on April 25, 2012. On April 25, 2012, the Company amended this credit agreement to extend the expiration date of the facility to September 30, 2012. Simultaneous with the extension, total commitments under the facility were reduced from $750 million to $654 million.

  Debt Issuance/Repayment

        On January 12, 2011, TIFSA issued $250 million aggregate principal amount of 3.75% Notes due on January 15, 2018 (the "2018 Notes") and $250 million aggregate principal amount of 4.625% Notes due on January 15, 2023 (the "2023 Notes"), which are fully and unconditionally guaranteed by the Company. TIFSA received total net proceeds of approximately $494 million after deducting debt issuance costs of approximately $1 million for the 2018 Notes and $2 million for the 2023 Notes, as well as debt discount of approximately $1 million for the 2018 Notes and $2 million for the 2023 Notes. The net proceeds of the aforementioned debt issuances, along with other available funds, were used to fund the repayment upon maturity of all of our outstanding 6.75% Notes due February 2011. The 2018 Notes and the 2023 Notes are unsecured and rank equally with TIFSA's other unsecured and unsubordinated debt.

10.    Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value as of March 30, 2012 and September 30, 2011. The fair value of derivative financial instruments was not material to any of the periods presented. See below for the fair value of investments and Note 9 for the fair value of debt.

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

        For derivative instruments that are designated and qualified as hedging instruments for accounting purposes, the Company documented and linked the relationships between the hedging instruments and hedged items. The Company also assessed and documented at the hedge's inception whether the derivatives used in hedging transactions were effective in offsetting changes in fair values associated with the hedged items. These hedges did not result in any hedge ineffectiveness for the quarters and six months ended March 30, 2012 and March 25, 2011.

        All derivative financial instruments are reported on the Consolidated Balance Sheet at fair value with changes in fair value recognized currently in the Company's Statement of Operations, with the exception of net investment hedges for which changes in fair value are reported in the cumulative translation component of accumulated other comprehensive loss to the extent the hedges are effective. The ineffective portion of the hedge, if any, is recognized in the Consolidated Statement of Operations. The derivative financial instruments and impact of such changes in fair value was not material to the Consolidated Balance Sheets as of March 30, 2012 and September 30, 2011 or Consolidated Statements of Operations and Statement of Cash Flows for the quarters and six months ended March 30, 2012 and March 25, 2011.

Foreign Currency Exposures

        The Company manages foreign currency exchange rate risk through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective is to minimize the income statement impact and potential variability in cash flows associated with intercompany loans and accounts receivable, accounts payable and forecasted transactions that are denominated in certain foreign currencies. As of March 30, 2012 and September 30, 2011, the total gross notional amount of the Company's foreign exchange contracts was $337 million and $836 million, respectively.

        Prior to the quarter ended December 30, 2011, the Company hedged net investments in certain foreign operations through the use of foreign exchange forward contracts. The objective was to minimize the exposure to changes in the value of the foreign currency denominated net investment. As of the quarter ended December 30, 2011, the Company terminated its net investment hedge. Accordingly, the aggregate notional amount of these hedges was nil and $224 million as of March 30, 2012 and September 30, 2011, respectively. Changes in the fair value of forward contracts qualifying as net investment hedges are reported in cumulative translation component of accumulated other comprehensive loss to the extent the hedges are effective. The ineffective portion of the hedge was not material to the Company's Consolidated Statement of Operations for the quarters and six months ended March 30, 2012 and March 25, 2011. These contracts did not have a material impact to the Company's Consolidated Balance Sheet as of September 30, 2011.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Financial Instruments (Continued)

Interest Rate Exposures

        The Company manages interest rate risk through the use of interest rate swap transactions with financial institutions acting as principal counterparties, which are designated as fair value hedges for accounting purposes. Since the third quarter of 2009, TIFSA, the Company's finance subsidiary, has been entering into interest rate swap transactions with the objective of managing the exposure to interest rate risk by converting interest rates of fixed-rate debt to variable rates. In these contracts, TIFSA agrees with financial institutions acting as principal counterparties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. As of March 30, 2012 and September 30, 2011, the total gross notional amount of the Company's interest rate swap contracts was $1.2 billion for both periods.

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

        The Company's exposure to credit risk associated with its derivative instruments is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. As of March 30, 2012, the Company was exposed to industry concentration with financial institutions as well as risk of loss if an individual counterparty or issuer failed to perform its obligations under contractual terms. The maximum amount of loss that the Company would incur as of March 30, 2012 without giving consideration to the effects of legally enforceable master netting agreements was approximately $38 million.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Financial Instruments (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following tables present the Company's assets and liabilities measured at fair value on a recurring basis as of March 30, 2012 and September 30, 2011, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the valuation.

	As of March 30, 2012
($ in millions)	Level 1	Level 2	Total
Available-for-Sale Securities:
Corporate debt securities	$—	$31	$31
U.S. Government debt securities	82	92	174

Total	$82	$123	$205

	As of September 30, 2011
($ in millions)	Level 1	Level 2	Total
Available-for-Sale Securities:
Corporate debt securities	$—	$43	$43
U.S. Government debt securities	101	103	204

Total	$101	$146	$247

        During the quarter and six months ended March 30, 2012, the Company did not have any significant transfers within the fair value hierarchy.

Other

        The Company had $2.9 billion of intercompany loans designated as permanent in nature as of both March 30, 2012 and September 30, 2011. For the quarters ended March 30, 2012 and March 25, 2011, the Company recorded $73 million and $128 million of cumulative translation gain, respectively, through accumulated other comprehensive loss related to these loans. For the six months ended March 30, 2012 and March 25, 2011, the Company recorded $52 million and $133 million of cumulative translation gain, respectively, through accumulated other comprehensive loss related to these loans.

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

        With respect to Mr. Kozlowski, on December 1, 2010, the U.S. District Court for the Southern District of New York ruled in favor of several of the Company's affirmative claims against him before trial, while dismissing all of Mr. Kozlowski's counterclaims for pay and benefits after 1995. A trial on the remaining issues between the parties is scheduled to begin on August 13, 2012. With respect to Mr. Swartz, on March 3, 2011, the same Court granted the Company's motion for summary judgment. The Court further ruled that issues related to damages will need to be resolved at trial. A trial is scheduled to begin September 18, 2012. The Company expects Mr. Kozlowski to contest the decision against him. As a result, the Company has and will continue to maintain the reserve recorded in its Consolidated Balance Sheet for the amounts allegedly due under his compensation and retention arrangements and under ERISA until the appeals process is complete. With respect to Mr. Swartz, any claim which he could have brought against the Company for pay and benefits is time barred by applicable statutes of limitations. During the second quarter of fiscal 2012, the statutes of limitation expired and accordingly the Company reversed the $50 million liability related to his pay and benefits, which was recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. With respect to Mr. Kozlowski's compensation, the Company believes that its existing reserve is sufficient and that the ultimate resolution of the matter will not have a material adverse effect on its financial position, results of operations or cash flows.

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

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of March 30, 2012, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $37 million to $86 million. As of March 30, 2012, Tyco concluded that the best estimate within this range is approximately

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Commitments and Contingencies (Continued)

$57 million, of which $22 million is included in accrued and other current liabilities and $35 million is included in other liabilities in the Company's Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payments of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos Matters

        The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's strategy has been to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. In addition, the Company continues to assess and evolve its strategy for resolving its asbestos claims, including pursuing other legal alternatives for certain subsidiaries with asbestos liabilities and limited assets. As part of the Company's strategy, it has also entered into a cost-sharing agreement with an entity from which it acquired a business several decades ago. Under the agreement, insurance proceeds from policies that were purchased by the seller prior to its acquisition by the Company have been made available to the Company. To the extent there is insufficient insurance for claims subject to the agreement, the parties are required to share costs, although responsibility for such excess costs gradually transitions to the Company over the next nine to ten years. In 2022, the Company will ultimately be responsible for all excess costs if available insurance policies do not fully respond. While the Company expects that the insurance policies it has gained access to under the agreement will be sufficient to cover any increased liability resulting from this arrangement, it cannot predict whether this will be the case.

        As of March 30, 2012, there were approximately 5,000 lawsuits pending against the Company, its subsidiaries or entities for which the Company has assumed responsibility. Each lawsuit typically includes several claims, and the Company has determined that there were approximately 6,100 claims outstanding as of March 30, 2012, which reflects the Company's current estimate of the number of viable claims made against it, its affiliates or entities for which it has assumed responsibility in connection with acquisitions or divestitures. This amount includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants or are duplicative of other actions.

        Annually, during the Company's third quarter, the Company performs an analysis with the assistance of outside counsel and other experts to update its estimated asbestos-related assets and liabilities. In addition, on a quarterly basis, the Company re-evaluates the assumptions used to perform the annual analysis and records an expense as necessary to reflect changes in its estimated liability and related insurance asset. Due to a high degree of uncertainty regarding the pattern and length of time over which claims will be made and then settled or litigated, the Company uses multiple estimation methodologies based on varying scenarios of potential outcomes to estimate the range of loss. The

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Commitments and Contingencies (Continued)

Company's estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is predicated on the Company's legal strategy for resolving its asbestos claims as well as being based on claim experience over the past five years, and a projection which covers claims expected to be filed, including related defense costs, over the next seven years on an undiscounted basis. The Company has concluded that estimating the liability beyond the seven year period will not provide a reasonable estimate, as these uncertainties increase significantly as the projection period lengthens. The Company also periodically evaluates its strategy and the assumptions used in calculating the liability and corresponding insurance assets, including the five year look back and seven year look forward periods to assess whether these assumptions continue to be appropriate in light of trends and developments affecting the Company's claims experience. The Company's estimate of asbestos-related insurance recoveries represents estimated amounts due to the Company for previously paid and settled claims and the probable reimbursements relating to its estimated liability for pending and future claims. In determining the amount of insurance recoverable, the Company considers a number of factors, including available insurance, allocation methodologies, solvency and creditworthiness of the insurers. The Company believes that its asbestos-related liabilities and insurance-related assets as of March 30, 2012 are appropriate.

        As of March 30, 2012, the Company's estimated net liability of $52 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $275 million, and separately as an asset for insurance recoveries of $223 million. Similarly, as of September 30, 2011, the Company's estimated net liability of $82 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $306 million, and separately as an asset for insurance recoveries of $224 million.

        The amounts recorded by the Company for asbestos-related liabilities and insurance-related assets are based on the Company's strategies for resolving its asbestos claims and currently available information as well as estimates and assumptions. Key variables and assumptions include the number and type of new claims that are filed each year, the average cost of resolution of claims, the resolution of coverage issues with insurance carriers, amount of insurance and the solvency risk with respect to the Company's insurance carriers. Furthermore, predictions with respect to these variables are subject to greater uncertainty in the later portion of the projection period. Other factors that may affect the Company's liability and cash payments for asbestos-related matters include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms of state or federal tort legislation and the applicability of insurance policies among subsidiaries. However, actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company's calculations vary significantly from actual results.

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

        During the fourth quarter of 2011, the Company reserved $34 million for these compliance matters. As of March 30, 2012, the Company continues to maintain its best estimate of probable loss for these compliance matters which the Company has recorded as a liability in accrued and other current liabilities in the Consolidated Balance Sheet. Due to the sharing provisions in the Separation and Distribution Agreement, the Company has also recorded receivables from Covidien and TE Connectivity related to certain of these compliance matters in other current assets in the Company's Consolidated Balance Sheet as of March 30, 2012.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Commitments and Contingencies (Continued)

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million. The quarterly withdrawal liability payments are $1.1 million, $20.9 million of which has been cumulatively paid through March 30, 2012. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

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

ADT Dealer Litigation

        As previously reported, in 2002, a number of former dealers and related parties have filed lawsuits against the Company in the United States and in other countries, including a class action lawsuit filed in the District Court of Arapahoe County, Colorado, alleging breach of contract and other claims related to ADT's decision to terminate certain authorized dealers in 2002 and 2003. In February 2010, the Court granted a directed verdict in ADT's favor dismissing a number of the plaintiffs' key claims. Upon appeal, the Colorado Court of Appeals affirmed the verdict in ADT's favor in October 2011. The parties agreed to settle this matter in April 2012 with no cash consideration being paid by either side, which is subject to final court approval. Although the Company has favorably resolved the class action lawsuit in Colorado, a number of claims related to the 2002 and 2003 decision to terminate certain authorized dealers outside the United States remain outstanding. During the second quarter of fiscal 2012, the Company recorded its best estimate of probable loss related to these outstanding claims. While it is not possible at this time to predict the final outcome of these lawsuits, the Company

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Commitments and Contingencies (Continued)

does not believe these claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Telephone Consumer Protection Act

        ADT has been named as a defendant in two punitive class actions that were filed on behalf of purported classes of persons who claim to have received unsolicited "robocalls" in contravention of the U.S. Telephone Consumer Protection Act ("TCPA"). These lawsuits were brought by plaintiffs seeking class action status and monetary damages on behalf of all plaintiffs who allegedly received such unsolicited calls, claiming that millions of calls were made by third party entities on ADT's behalf. ADT asserts that such entities were not retained by, nor authorized to make calls on behalf of, ADT. These matters have been consolidated in the United States District Court for the Northern District of Illinois into one civil action. Each violation under the TCPA provides for $500 in statutory damages ($1,500 if a willful violation is shown). ADT believes that it has meritorious defenses to these claims and, accordingly, intends to vigorously defend against these actions. The Company has made no provision for this contingency as a reasonable estimate of loss cannot be made at this time.

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

12. Retirement Plans

        Defined Benefit Pension Plans—The Company sponsors a number of pension plans. The following disclosures exclude the impact of plans which are immaterial individually and in the aggregate. The net periodic benefit cost for the Company's material U.S. and non-U.S. defined benefit pension plans is as follows ($ in millions):

	U.S. Plans
	For the Quarters Ended		For the Six Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Service cost	$1	$2	$3	$5
Interest cost	10	10	19	21
Expected return on plan assets	(11)	(12)	(23)	(25)
Amortization of net actuarial loss	3	3	7	6

Net periodic benefit cost	$3	$3	$6	$7

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Retirement Plans (Continued)

	Non-U.S. Plans
	For the Quarters Ended		For the Six Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Service cost	$4	$4	$8	$9
Interest cost	17	17	34	34
Expected return on plan assets	(18)	(17)	(36)	(35)
Amortization of net actuarial loss	2	3	4	6

Net periodic benefit cost	$5	$7	$10	$14

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

        The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates and to make discretionary voluntary contributions from time-to-time. The Company anticipates that it will contribute at least the minimum required to its pension plans in fiscal year 2012 of $38 million for U.S. plans and $72 million for non-U.S. plans. During the quarter ended March 30, 2012, the Company made required contributions of $3 million to its U.S. pension plans and $19 million to its non-U.S. pension plans. During the six months ended March 30, 2012, the Company contributed $6 million to its U.S. pension plans and $36 million to its non-U.S. pension plans.

        Postretirement Benefit Plans—Net periodic postretirement benefit cost was not material for both periods.

13.    Shareholders' Equity

Dividends

        Under Swiss law, the authority to declare dividends is vested in the general meeting of shareholders, and on March 7, 2012, the Company's shareholders approved a cash dividend of $0.50 per share, payable to shareholders in two quarterly installments of $0.25 on May 23, 2012 and August 22, 2012. Shareholders also approved a conditional cash dividend of $0.50 per share, payable to shareholders in two quarterly installments of $0.25 on November 15, 2012 and February 20, 2013. Payment of the conditional cash dividend will be made only in the event that the 2012 Separation does not occur prior to the record date for each conditional dividend payment. As a result, the Company recorded an accrued dividend of $231 million as of March 7, 2012 within accrued and other current liabilities and a corresponding reduction to contributed surplus to reflect only the two unconditional quarterly dividend installments.

        On March 9, 2011, the Company's shareholders approved an annual dividend on the Company's common shares of $1.00 per share, which was paid from contributed surplus in four installments of $0.25 per share to shareholders on record on April 29, 2011, July 29, 2011, October 28, 2011 and January 27, 2012. As a result, the Company recorded an accrued dividend of $468 million as of

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.    Shareholders' Equity (Continued)

March 9, 2011 within accrued and other current liabilities and a corresponding reduction to contributed surplus.

Share Repurchase Program

        The Company's Board of Directors approved a $1.0 billion share repurchase program in April 2011. During the six months ended March 30, 2012, the Company repurchased approximately 7 million shares for approximately $300 million under this 2011 share repurchase program, which reduced the amount of common shares outstanding and decreased the dividends declared on the Consolidated Statement of Shareholders' Equity as of March 30, 2012. As of March 30, 2012, approximately $400 million remained outstanding under the 2011 share repurchase program.

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

14.    Redeemable Noncontrolling Interest

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

        The rollforward of redeemable noncontrolling interest from September 30, 2011 to March 30, 2012 is as follows ($ in millions):

Balance as of September 30, 2011	$93
Redeemable noncontrolling interest related to acquisitions	12
Net Loss	(2)
Adjustments to redemption value	3

Balance as of March 30, 2012	$106

15.    Share Plans

        During the quarter ended December 30, 2011, the Company issued its annual share-based compensation grants. The total number of awards issued was approximately 5.0 million, of which 3.4 million were share options, 1.1 million were restricted unit awards and 0.5 million were performance share unit awards. The options and restricted stock units vest in equal annual installments over a period of 4 years, and the performance share unit awards vest after a period of 3 years based on the level of attainment of the applicable performance metrics, which are determined by the Compensation and Human Resources Committee of the Board. The weighted-average grant-date fair

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    Share Plans (Continued)

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

16.    Consolidated Segment Data

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

        Effective in the Company's second fiscal quarter of 2012, the Company reorganized its reportable segments to more closely align with its reporting and management structure, which had been realigned in anticipation of the spin-offs of the Company's ADT North American residential security business and its flow control business. See Note 2. Under the new reporting structure, the former Tyco Security Solutions segment was split between the new ADT North American Residential segment and the new Commercial Fire and Security segment. The new ADT North American Residential segment consists of the residential and small business security business in the United States and Canada that was formerly part of the Tyco Security Solutions segment. The new Commercial Fire and Security segment consists of (i) the former Tyco Fire Protection segment, (ii) the North American commercial security business that was formerly part of the Tyco Security Solutions segment, along with all of the security businesses outside of the United States and Canada, and (iii) the security products business that was formerly part of the Tyco Security Solutions segment. The Company's Flow Control segment continues as it has historically been constituted. As a result, prior period segment amounts have been recast to the current period presentation. The recast financial data does not constitute stand-alone historical financial statements for the entities that will be distributed in the spin-offs (and, in the case of Flow Control, the subsequent merger with Pentair) and does not reflect any adjustments that are likely to be reflected therein. The combined historical financial statements for the entities to be distributed will be contained in the documents to be filed with the SEC in connection with the spin-offs and associated transactions.

        As a result of this realignment, the Company has three reportable segments: Commercial Fire and Security, ADT North American Residential and Flow Control.

        As a result of the realignment of these businesses activities and the reclassification of a business that has been classified as discontinued operations, the revenue and operating income for the quarter

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16.    Consolidated Segment Data (Continued)

and six months ended March 25, 2011 have been recast. Selected information by segment is presented in the following tables ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Net revenue(1):
Commercial Fire and Security	$2,551	$2,420	$5,042	$4,861
ADT North American Residential	807	768	1,600	1,532
Flow Control	996	804	1,919	1,630
Electrical and Metal Products	—	—	—	347

Net revenue	$4,354	$3,992	$8,561	$8,370

(1)
Net revenue by operating segment excludes intercompany transactions.

	For the Quarters Ended		For the Six Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Operating income (loss):
Commercial Fire and Security	$286	$264	$579	$526
ADT North American Residential	194	187	384	360
Flow Control	111	86	225	186
Electrical and Metal Products	—	—	—	7
Corporate and Other(1)	(107)	(100)	(232)	64

Operating income	$484	$437	$956	$1,143

(1)
Operating income for the six months ended March 25, 2011 includes a gain of $250 million related to the sale of a majority interest of the Company's former Electrical and Metal Products business. See Note 3.

17.    Inventory

        Inventories consisted of the following ($ in millions):

	As of March 30, 2012	As of September 30, 2011
Purchased materials and manufactured parts	$532	$476
Work in process	225	211
Finished goods	786	656

Inventories	$1,543	$1,343

        Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Property, Plant and Equipment

        Property, plant and equipment consisted of the following ($ in millions):

	As of March 30, 2012	As of September 30, 2011
Land	$150	$143
Buildings	766	760
Subscriber systems	6,706	6,464
Machinery and equipment	2,349	2,256
Property under capital leases(1)	62	62
Construction in progress	177	158
Accumulated depreciation(2)	(6,060)	(5,792)

Property, Plant and Equipment, net	$4,150	$4,051

(1)
Property under capital leases consists primarily of buildings.

(2)
Accumulated amortization of capital lease assets was $41 million and $40 million as of March 30, 2012 and September 30, 2011, respectively.

19.    Guarantees

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

        There are certain guarantees or indemnifications extended among Tyco, Covidien and TE Connectivity in accordance with the terms of the Separation and Distribution Agreement and the 2007 Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the 2007 Tax Sharing Agreement. At the time of the Separation, Tyco recorded a liability necessary to recognize the fair value of such guarantees and indemnifications. In the absence of observable transactions for identical or similar guarantees, the Company determined the fair value of these guarantees and indemnifications utilizing expected present value measurement techniques. Significant assumptions utilized to determine fair value included determining a range of potential outcomes, assigning a probability weighting to each potential outcome and estimating the anticipated timing of resolution. The probability weighted outcomes were discounted using the Company's incremental borrowing rate. The liability necessary to reflect the fair value of guarantees and indemnifications under the 2007 Tax Sharing agreement was $411 million and $436 million on the Company's Consolidated Balance Sheets as of March 30, 2012 and September 30, 2011, respectively. Of these amounts $6 million and $49 million are included in accrued and other current liabilities and the remaining amounts in other liabilities as of March 30, 2012 and September 30, 2011, respectively. The guarantees primarily relate to certain contingent tax liabilities included in the 2007 Tax Sharing Agreement. See Note 6.

        In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien and TE Connectivity operating entities. In connection with the Separation, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien or TE Connectivity. To the extent these guarantees were not assigned prior to

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19.    Guarantees (Continued)

the Separation date, Tyco assumed primary liability on any remaining such support. The Company's obligations were $4 million, which were included in other liabilities on the Company's Consolidated Balance Sheets as of March 30, 2012 and September 30, 2011, respectively, with an offset to shareholders' equity on the Separation date.

        In disposing of assets or businesses, the Company often provides representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company has no reason to believe that the contingencies, if realized, associated with these risks would have a material adverse effect on the Company's financial position, results of operations or cash flows. The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 11.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

        The Company records estimated product warranty costs at the time of sale. The changes in the carrying amount of the Company's warranty accrual from September 30, 2011 to March 30, 2012 were as follows ($ in millions):

Balance as of September 30, 2011	$51
Warranties issued	12
Changes in estimates	1
Settlements	(12)

Balance as of March 30, 2012	$52

20.    Tyco International Finance S.A.

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

        In anticipation of the 2012 Separation, the Company has commenced certain steps to restructure the ownership of subsidiaries within Tyco. During the quarter ended March 30, 2012, the Company completed the transfer of certain investments from TIFSA to Tyco. Since the transactions were entirely among wholly-owned subsidiaries of Tyco, there was no impact on the Company's financial position, results of operations and cash flows. The transactions did, however, result in a decrease to TIFSA's investment in subsidiaries. Since these transactions were among entities under common control, their effects have been reflected as of the beginning of the earliest period presented, which resulted in a net decrease to TIFSA's investment in subsidiaries of $117 million as of September 30, 2011.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Tyco International Finance S.A. (Continued)

        For the quarter and six months ended March 30, 2012, the operating results of discontinued operations are reflected within the equity in net income of subsidiaries caption in the Condensed Consolidating Statements of Operations. For the quarter and six months ended March 25, 2011, immaterial amounts for Tyco and TIFSA were reflected in the income from discontinued operations, net of income taxes caption and have been conformed to the current year presentation herein.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended March 30, 2012

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$4,354	$—	$4,354
Cost of product sales and services	—	—	2,676	—	2,676
Selling, general and administrative expenses	3	(1)	1,107	—	1,109
Separation costs	—	—	66	—	66
Restructuring, asset impairments and divestiture charges, net	—	—	19	—	19

Operating (loss) income	(3)	1	486	—	484
Interest income	—	—	6	—	6
Interest expense	—	(59)	(1)	—	(60)
Other expense, net	(5)	—	(1)	—	(6)
Equity in net income of subsidiaries	455	314	—	(769)	—
Intercompany interest and fees	(129)	88	41	—	—

Income from continuing operations before income taxes	318	344	531	(769)	424
Income tax benefit (expense)	1	(7)	(84)	—	(90)

Income from continuing operations	319	337	447	(769)	334
Income (loss) from discontinued operations, net of income taxes	8	—	(15)	—	(7)

Net income	327	337	432	(769)	327
Less: noncontrolling interest in subsidiaries net income	—	—	—	—	—

Net income attributable to Tyco common shareholders	$327	$337	$432	$(769)	$327

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended March 25, 2011

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$3,992	$—	$3,992
Cost of product sales and services	—	—	2,444	—	2,444
Selling, general and administrative expenses	5	—	1,080	—	1,085
Restructuring, asset impairments and divestiture charges, net	—	—	26	—	26

Operating (loss) income	(5)	—	442	—	437
Interest income	—	—	9	—	9
Interest expense	—	(61)	(2)	—	(63)
Other income (expense), net	1	—	(7)	—	(6)
Equity in net income of subsidiaries	619	284	—	(903)	—
Intercompany interest and fees	(300)	90	210	—	—

Income from continuing operations before income taxes	315	313	652	(903)	377
Income tax expense	—	(8)	(49)	—	(57)

Income from continuing operations	315	305	603	(903)	320
Loss from discontinued operations, net of income taxes	—	—	(4)	—	(4)

Net income	315	305	599	(903)	316
Less: noncontrolling interest in subsidiaries net income	—	—	1	—	1

Net income attributable to Tyco common shareholders	$315	$305	$598	$(903)	$315

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended March 30, 2012

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$8,561	$—	$8,561
Cost of product sales and services	—	—	5,219	—	5,219
Selling, general and administrative expenses	7	2	2,223	—	2,232
Separation costs	—	—	98	—	98
Restructuring, asset impairments and divestiture charges, net	1	—	55	—	56

Operating (loss) income	(8)	(2)	966	—	956
Interest income	—	—	13	—	13
Interest expense	—	(116)	(3)	—	(119)
Other expense, net	(4)	—	(10)	—	(14)
Equity in net income of subsidiaries	910	544	—	(1,454)	—
Intercompany interest and fees	(247)	175	72	—	—

Income from continuing operations before income taxes	651	601	1,038	(1,454)	836
Income tax benefit (expense)	1	(14)	(155)	—	(168)

Income from continuing operations	652	587	883	(1,454)	668
Income (loss) from discontinued operations, net of income taxes	8	—	(15)	—	(7)

Net income	660	587	868	(1,454)	661
Less: noncontrolling interest in subsidiaries net income	—	—	1	—	1

Net income attributable to Tyco common shareholders	$660	$587	$867	$(1,454)	$660

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended March 25, 2011

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$8,370	$—	$8,370
Cost of product sales and services	—	—	5,193	—	5,193
Selling, general and administrative expenses	1	5	2,216	—	2,222
Restructuring, asset impairments and divestiture charges (gains), net	—	—	(188)	—	(188)

Operating (loss) income	(1)	(5)	1,149	—	1,143
Interest income	—	—	18	—	18
Interest expense	—	(122)	(3)	—	(125)
Other income (expense), net	1	—	(7)	—	(6)
Equity in net income of subsidiaries	1,626	890	—	(2,516)	—
Intercompany interest and fees	(652)	180	472	—	—

Income from continuing operations before income taxes	974	943	1,629	(2,516)	1,030
Income tax expense	—	(15)	(205)	—	(220)

Income from continuing operations	974	928	1,424	(2,516)	810
Income from discontinued operations, net of income taxes	—	—	165	—	165

Net income	974	928	1,589	(2,516)	975
Less: noncontrolling interest in subsidiaries net income	—	—	1	—	1

Net income attributable to Tyco common shareholders	$974	$928	$1,588	$(2,516)	$974

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 30, 2012

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,086	$—	$1,086
Accounts receivable, net	—	—	2,441	—	2,441
Inventories	—	—	1,543	—	1,543
Intercompany receivables	1,199	1,089	7,750	(10,038)	—
Prepaid expenses and other current assets	21	—	971	—	992
Deferred income taxes	—	—	401	—	401

Total current assets	1,220	1,089	14,192	(10,038)	6,463
Property, plant and equipment, net	—	—	4,150	—	4,150
Goodwill	—	—	10,130	—	10,130
Intangible assets, net	—	—	3,745	—	3,745
Investment in subsidiaries	37,935	20,940	—	(58,875)	—
Intercompany loans receivable	1,921	11,075	20,037	(33,033)	—
Other assets	68	287	2,219	—	2,574

Total Assets	$41,144	$33,391	$54,473	$(101,946)	$27,062

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$—	$3	$—	$3
Accounts payable	—	—	1,326	—	1,326
Accrued and other current liabilities	282	50	1,944	—	2,276
Deferred revenue	—	—	681	—	681
Intercompany payables	3,632	4,130	2,276	(10,038)	—

Total current liabilities	3,914	4,180	6,230	(10,038)	4,286
Long-term debt	—	4,083	54	—	4,137
Intercompany loans payable	22,260	3,137	7,636	(33,033)	—
Deferred revenue	—	—	1,151	—	1,151
Other liabilities	408	—	2,395	—	2,803

Total Liabilities	26,582	11,400	17,466	(43,071)	12,377

Redeemable noncontrolling interest	—	—	106	—	106

Tyco Shareholders' Equity:
Common shares	2,792	—	—	—	2,792
Common shares held in treasury	—	—	(1,060)	—	(1,060)
Other shareholders' equity	11,770	21,991	37,944	(58,875)	12,830

Total Tyco Shareholders' Equity	14,562	21,991	36,884	(58,875)	14,562
Nonredeemable noncontrolling interest	—	—	17	—	17

Total Equity	14,562	21,991	36,901	(58,875)	14,579

Total Liabilities, Redeemable Noncontrolling Interest and Equity	$41,144	$33,391	$54,473	$(101,946)	$27,062

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2011

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,390	$—	$1,390
Accounts receivable, net	—	—	2,400	—	2,400
Inventories	—	—	1,343	—	1,343
Intercompany receivables	1,101	1,275	6,821	(9,197)	—
Prepaid expenses and other current assets	24	—	872	—	896
Deferred income taxes	—	—	402	—	402
Assets held for sale	—	—	2	—	2

Total current assets	1,125	1,275	13,230	(9,197)	6,433
Property, plant and equipment, net	—	—	4,051	—	4,051
Goodwill	—	—	9,999	—	9,999
Intangible assets, net	—	—	3,628	—	3,628
Investment in subsidiaries	36,483	19,869	—	(56,352)	—
Intercompany loans receivable	1,921	10,115	20,023	(32,059)	—
Other assets	73	298	2,295	—	2,666

Total Assets	$39,602	$31,557	$53,226	$(97,608)	$26,777

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$—	$2	$—	$2
Accounts payable	—	—	1,278	—	1,278
Accrued and other current liabilities	321	50	2,036	—	2,407
Deferred revenue	—	—	643	—	643
Intercompany payables	3,452	3,369	2,376	(9,197)	—

Total current liabilities	3,773	3,419	6,335	(9,197)	4,330
Long-term debt	—	4,091	55	—	4,146
Intercompany loans payable	21,249	3,121	7,689	(32,059)	—
Deferred revenue	—	—	1,143	—	1,143
Other liabilities	398	—	2,480	—	2,878

Total Liabilities	25,420	10,631	17,702	(41,256)	12,497

Redeemable noncontrolling interest	—	—	93	—	93

Tyco Shareholders' Equity:
Common shares	2,792	—	—	—	2,792
Common shares held in treasury	—	—	(951)	—	(951)
Other shareholders' equity	11,390	20,926	36,377	(56,352)	12,341

Total Tyco Shareholders' Equity	14,182	20,926	35,426	(56,352)	14,182
Nonredeemable noncontrolling interest	—	—	5	—	5

Total Equity	14,182	20,926	35,431	(56,352)	14,187

Total Liabilities, Redeemable Noncontrolling Interest and Equity	$39,602	$31,557	$53,226	$(97,608)	$26,777

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended March 30, 2012

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(187)	$1,003	$238	$—	$1,054
Cash Flows From Investing Activities:
Capital expenditures	—	—	(431)	—	(431)
Proceeds from disposal of assets	—	—	3	—	3
Acquisition of businesses, net of cash acquired	—	—	(205)	—	(205)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	(336)	—	(336)
Divestiture of businesses, net of cash divested	—	—	(4)	—	(4)
Net increase in intercompany loans	—	(996)	—	996	—
(Increase) decrease in investment in subsidiaries	(593)	(7)	5	595	—
Other	—	—	64	—	64

Net cash used in investing activity	(593)	(1,003)	(904)	1,591	(909)
Cash Flows From Financing Activities:
Net repayments of debt	—	—	(2)	—	(2)
Proceeds from exercise of share options	—	—	88	—	88
Dividends paid	(231)	—	—	—	(231)
Repurchase of common shares by treasury	—	—	(300)	—	(300)
Net intercompany loan borrowings (repayments)	1,011	—	(15)	(996)	—
Increase in equity from parent	—	—	595	(595)	—
Other	—	—	(19)	—	(19)

Net cash provided by (used in) financing activities	780	—	347	(1,591)	(464)
Effect of currency translation on cash	—	—	15	—	15

Net decrease in cash and cash equivalents	—	—	(304)	—	(304)
Cash and cash equivalents at beginning of period	—	—	1,390	—	1,390

Cash and cash equivalents at end of period	$—	$—	$1,086	$—	$1,086

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended March 25, 2011

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(406)	$1,270	$48	$—	$912
Net cash used in discontinued operating activities	—	—	(8)	—	(8)
Cash Flows From Investing Activities:
Capital expenditures	—	—	(361)	—	(361)
Proceeds from disposal of assets	—	—	5	—	5
Acquisition of businesses, net of cash acquired	—	—	(9)	—	(9)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	(279)	—	(279)
Divestiture of businesses, net of cash divested	—	—	706	—	706
Intercompany dividend from subsidiary	—	9	—	(9)	—
Net increase in intercompany loans	—	(1,240)	—	1,240	—
Decrease (increase) in investment in subsidiaries	52	(5)	(72)	25	—
Other	—	(12)	35	—	23

Net cash provided by (used in) investing activities	52	(1,248)	25	1,256	85
Net cash provided by discontinued investing activities	—	—	259	—	259
Cash Flows From Financing Activities:
Net repayments of debt	—	(19)	(18)	—	(37)
Proceeds from exercise of share options	—	—	64	—	64
Dividends paid	(224)	—	—	—	(224)
Intercompany dividend to parent	—	—	(9)	9	—
Repurchase of common shares by treasury	(500)	—	(500)	—	(1,000)
Net intercompany loan borrowings	1,059	—	181	(1,240)	—
Increase in equity from parent	—	—	25	(25)	—
Transfer from discontinued operations	—	—	251	—	251
Other	19	(3)	(6)	—	10

Net cash provided by (used in) financing activities	354	(22)	(12)	(1,256)	(936)
Net cash used in discontinued financing activities	—	—	(251)	—	(251)
Effect of currency translation on cash	—	—	14	—	14

Net increase in cash and cash equivalents	—	—	75	—	75
Decrease in cash and cash equivalents from deconsolidation of variable interest entity	—	—	(10)	—	(10)
Cash and cash equivalents at beginning of period	—	—	1,775	—	1,775

Cash and cash equivalents at end of period	$—	$—	$1,840	$—	$1,840

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

        Effective in the Company's second fiscal quarter of 2012, the Company reorganized its reportable segments to more closely align with its reporting and management structure, which had been realigned in anticipation of the spin-offs of the Company's ADT North American residential security business and its flow control business. Under the new reporting structure, the former Tyco Security Solutions segment was split between the new ADT North American Residential segment and the new Commercial Fire and Security segment. The new ADT North American Residential segment consists of the residential and small business security business in the United States and Canada that was formerly part of the Tyco Security Solutions segment. The new Commercial Fire and Security segment consists of (i) the former Tyco Fire Protection segment, (ii) the North American commercial security business that was formerly part of the Tyco Security Solutions segment, along with all of the security businesses outside of the United States and Canada, and (iii) the security products business that was formerly part of the Tyco Security Solutions segment. The Company's Flow Control segment continues as it has historically been constituted.

        As a result of the realignment, the Company now operates in the following business segments:

  •
  Commercial Fire and Security provides security products and services, fire detection and suppression products and services and life safety products. Our broad portfolio of products and services, serves security, fire detection and suppression and life safety needs across commercial, industrial, retail, institutional, and governmental markets, as well as residential and small business markets.

  •
  ADT North American Residential provides electronic security and related monitoring services, for homes and small businesses across the United States and Canada.

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

        References to the segment data are to the Company's continuing operations. Certain prior period amounts have been reclassified to conform to the current period presentation. See Note 1 to the Consolidated Financial Statements.

Overview

        Net revenue of $4.4 billion increased $362 million, or 9.1%, for the quarter ended March 30, 2012 as compared to the quarter ended March 25, 2011. On a six month basis, net revenue increased by $191 million, or 2.3% to $8.6 billion. Net revenue increased across all of our segments for both the quarter and six months ended March 30, 2012. The increase in our Commercial Fire and Security segment reflected increased volume in product sales as a result of generally improved market demand. Growth in our ADT North American Residential segment was primarily attributable to an increase in average revenue per customer and growth in customer accounts. Net revenue increased in our Flow Control segment primarily due to strength in its Valves and Controls and Thermal Controls businesses. Net revenue was favorably impacted by acquisitions in our Commercial Fire and Security and Flow Control segments. These acquisitions contributed $109 million, or 2.7%, and $177 million, or 2.1% in revenue, for the quarter and six months ended March 30, 2012, respectively. Net revenue was unfavorably impacted by divestitures of $17 million, or 0.4%, and $388 million, or 4.6%, for the quarter and six months ended March 30, 2012, respectively. The six months ended March 25, 2011 included $347 million in net revenue from our former Electrical and Metal Products business. Changes in foreign currency exchange rates unfavorably impacted net revenue by $25 million, or 0.6%, and $47 million, or 0.6%, respectively, for the quarter and six months ended March 30, 2012.

        Service revenue, which is primarily recurring in nature, represented approximately 45% of our overall revenue for both the quarter and six months ended March 30, 2012 and approximately 47% and 45% for the quarter and six months ended March 25, 2011, respectively. Service revenues are principally derived from our Commercial Fire and Security and ADT North American Residential segments, and represent a consistent source of revenue from monitoring and maintenance services under contractual agreements. For the quarter and six months ended March 30, 2012, non-service revenue increased by $190 million, or 25.6%, and $291 million, or 19.5%, respectively due to improvements in the Valves and Controls and Thermal Controls businesses in our Flow Control segment driven by continued strength in the end markets served by these businesses. Non-service revenue was also favorably impacted for the quarter and six months ended March 30, 2012 by an increase in product sales of $93 million, or 7.1%, and $124 million, or 4.7%, respectively, at Commercial Fire and Security compared to the prior year driven by the acquisitions of Chemguard Inc. ("Chemguard") and Visonic Ltd. ("Visonic") as well as increased volume in products sales as a result of generally improved end market demand. These increases were partially offset by the decrease in non-service revenue due to the sale of a majority interest in our Electrical and Metal Products business, which was primarily a non-service revenue business during the six months ended March 25, 2011.

        Operating income for the quarter and six months ended March 30, 2012 was $484 million and $956 million, respectively, compared to operating income of $437 million and $1.1 billion for the quarter and six months ended March 25, 2011, respectively. Operating income was favorably impacted by improved sales volumes across all of our segments. The decrease in operating income for the six months ended March 30, 2012 was primarily due to a net gain on divestitures of $233 million that we recognized in the prior year, primarily related to a $250 million net gain related to the sale of a majority interest in the Electrical and Metal products business, partially offset by improved sales volumes across all of our segments. Operating income for the quarter and six months ended March 30, 2012 also includes $66 million and $98 million, respectively, of charges incurred in connection with the 2012 Separation as compared to nil in the comparable periods in the prior year. Operating income included restructuring and asset impairment charges and acquisition and integration costs of $16 million and $8 million, respectively, during the quarter ended March 30, 2012 as compared to $12 million and $12 million, respectively, in the comparable period in the prior year. Operating income included restructuring and asset impairment charges and acquisition and integration costs of $53 million and $16 million, respectively, during the six months ended March 30, 2012 as compared to $44 million and $17 million, respectively, in the comparable period in the prior year.

        Our cash and cash equivalents balance was $1.1 billion and $1.4 billion as of March 30, 2012 and September 30, 2011 respectively. We generated approximately $1.1 billion of cash from operating activities and utilized $909 million of cash in investing activities and $464 million of cash in financing activities during the six months ended March 30, 2012. During the six months ended March 30, 2012, uses of cash primarily included $431 million of capital expenditures, $336 million for dealer generated customer accounts and bulk account purchases primarily in our ADT North American Residential segment, $300 million to repurchase our common shares, $231 million to pay cash dividends and $205 million to acquire businesses, net of cash acquired.

Recent Transactions

        On September 19, 2011, the Company announced that its Board of Directors ("the Board") approved a plan to separate the Company into three separate, publicly traded companies consisting of the Company's North American residential security business, its flow control business, and its commercial fire and security by spinning off the North American residential security business and flow control business in a tax-free pro rata distribution to shareholders. On March 28, 2012, the Company announced that it entered into a definitive agreement to combine its flow control business with Pentair, Inc. ("Pentair") in a tax-free, all-stock merger ("the Merger"), immediately following the spin off of the flow control business. Upon completion of the Merger, Tyco shareholders are expected to own approximately 52.5% of the combined company and Pentair shareholders are expected to own approximately 47.5%. Completion of the separation transactions, including the Merger, is subject to the approval of the distributions by Tyco shareholders, the approval of the Merger by Pentair shareholders, regulatory approvals and customary closing conditions. The distributions, the Merger and related transactions are collectively referred to herein as the "2012 Separation".

        In the first six months of fiscal 2012, we continued to make investments that strategically fit within our core businesses. During the quarter ended March 30, 2012, cash paid for acquisitions included in continuing operations totaled $110 million, net of cash acquired of $10 million. All of these acquisitions were included in the Company's Commercial Fire and Security segment, none of which were material individually or in the aggregate. During the six months ended March 30, 2012, cash paid for acquisitions included in continuing operations totaled $205 million, net of cash acquired of $15 million, which primarily related to the acquisition of Visonic for $94 million, net of cash acquired of $5 million in the first quarter of fiscal 2012.

Operating Results

	For the Quarters Ended		For the Six Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011(1)
Revenue from product sales	$2,406	$2,118	$4,700	$4,625
Service revenue	1,948	1,874	3,861	3,745

Net revenue	$4,354	$3,992	$8,561	$8,370

Operating income	$484	$437	$956	$1,143
Interest income	6	9	13	18
Interest expense	(60)	(63)	(119)	(125)
Other expense, net	(6)	(6)	(14)	(6)

Income from continuing operations before income taxes	424	377	836	1,030
Income tax expense	(90)	(57)	(168)	(220)

Income from continuing operations	334	320	668	810
(Loss) income from discontinued operations, net of income taxes	(7)	(4)	(7)	165

Net income	$327	$316	$661	$975
Less: noncontrolling interest in subsidiaries net income	—	1	1	1

Net income attributable to Tyco common shareholders	$327	$315	$660	$974

(1)
On December 22, 2010, we sold a majority interest in our Electrical and Metal Products business. As a result, there was no net revenue or operating income generated by the Electrical and Metal Products business during the quarter ended March 25, 2011, and there is no quarterly or six months discussion related to the Electrical and Metal Products business. Net revenue and operating income was $347 million and $7 million, respectively, for the six months ended March 25, 2011 for the Electrical and Metal Products business. This information has been provided in order to reconcile to the above net revenue and operating income for the six months ended March 25, 2011.

Quarter Ended March 30, 2012 Compared to Quarter Ended March 25, 2011

  Commercial Fire and Security

Net Revenue

        Net revenue for Commercial Fire and Security was as follows ($ in millions):

	For the Quarters Ended
	March 30, 2012	March 25, 2011	% Change
Revenue from product sales
Systems installation and related products	$884	$897	(1.4)%
Products	519	413	25.7%

Total revenue from product sales	1,403	1,310	7.1%
Service revenue	1,148	1,110	3.4%

Net revenue	$2,551	$2,420	5.4%

        Net revenue for Commercial Fire and Security of $2.6 billion increased by $131 million, or 5.4%, during the quarter ended March 30, 2012, as compared to the quarter ended March 25, 2011. The increase in net revenue was primarily driven by higher volumes in product sales as a result of generally improved market demand. Additionally, net revenue increased due to the net impact of acquisitions and divestitures of $67 million, or 2.8%. This increase was partially offset by unfavorable changes in foreign currency exchange rates of $21 million, or 0.9%.

Revenue from systems installation and related products

        Net revenue from product sales includes sales and installation of commercial fire and security equipment and other systems. Revenue from systems installation decreased by $13 million, or 1.4%, during the quarter ended March 30, 2012, as compared to the quarter ended March 25, 2011. Changes in foreign currency exchange rates unfavorably impacted net revenue by $7 million, or 0.8%. The remaining decrease in net revenue for systems installation was primarily driven by weakness in Europe, Middle East and Africa ("EMEA") and North America due to continued softness in the non-residential construction market. This decrease was partially offset by an increase in systems installation in the Asia Pacific region, as well as the net impact of acquisitions and divestitures of $7 million, or 0.8%.

Product Sales

        Net revenue from product sales increased by $106 million, or 25.7%, during the quarter ended March 30, 2012, as compared to the quarter ended March 25, 2011. The increase in net revenue for product sales was primarily driven by increased volume as a result of generally improved end-market demand. Additionally, net revenue increased due to the net impact of acquisitions and divestitures of $49 million, or 11.9%, primarily related to the acquisitions of Visonic and Chemguard. These increases were partially offset by unfavorable changes in foreign currency exchange rates of $4 million, or 1.0%.

Service revenue

        Service revenue consists of monitoring and maintenance agreements for our electronic security, fire detection and suppression systems, as well as inspection and repair of other life safety systems. Service revenue increased by $38 million, or 3.4%, during the quarter ended March 30, 2012, as compared to the quarter ended March 25, 2011 with growth across all geographic regions. The increase in net service revenue was primarily driven by continued focus on expanding service revenue across all regions, as well as the net impact of acquisitions and divestitures of $11 million, or 1.0%, primarily related to acquisition of Signature Security. These increases were partially offset by unfavorable changes in foreign currency exchange rates of $10 million, or 0.9%.

Operating Income and Operating Margin

        Operating income and operating margin for Commercial Fire and Security were as follows ($ in millions):

	For the Quarters Ended
	March 30, 2012	March 25, 2011	% Change
Operating income	$286	$264	8.3%
Operating margin	11.2%	10.9%

        Operating income of $286 million increased $22 million, or 8.3%, during the quarter ended March 30, 2012 as compared to the quarter ended March 25, 2011. Changes in foreign currency exchange rates favorably impacted operating income by $1 million, or 0.4%. The increase in operating income and operating margin was primarily driven by increased product sales volume, implementation of pricing actions to offset commodity inflationary pressures, continued growth in service revenue, and cost-containment initiatives. Included in operating income for the quarter ended March 30, 2012 and March 25, 2011, was a loss on divestitures of $3 million and $4 million, respectively. These increases were partially offset by an increase in restructuring and asset impairment charges, acquisition and integration costs and separation costs of $17 million, $2 million and $1 million, respectively, for the quarter ended March 30, 2012 as compared to $8 million, $1 million and nil, respectively, for the quarter ended March 25, 2011.

  ADT North American Residential

Net Revenue

        Net revenue for ADT North American Residential was as follows ($ in millions):

	For the Quarters Ended
	March 30, 2012	March 25, 2011	% Change
Service revenue
Recurring	$720	$686	5.0%
Non-recurring	15	15	—%

Total service revenue	735	701	4.9%
Revenue from product sales (non-recurring)	72	67	7.5%

Net revenue	$807	$768	5.1%

        Recurring customer revenue is generated by contractual monthly recurring fees for monitoring and other recurring services provided to our customers. Non-recurring revenue consists of revenue associated with sales of equipment, deferred revenue related to upfront installations fees, non-routine repair and maintenance services, customer termination charges and dealer charge-backs.

        Net revenue for ADT North American Residential of $807 million increased by $39 million, or 5.1%, during the quarter ended March 30, 2012, as compared to the quarter ended March 25, 2011. This increase was driven by growth in recurring customer revenue of $34 million, or 5.0%, primarily due to an increase in customer accounts and higher average revenue per customer. In addition, increased installation revenue and demand for security system upgrades drove an increase in non-recurring revenues. The increase in net revenue was partially offset by unfavorable changes in foreign currency exchange rates of $1 million, or 0.1%.

	As of
	March 30, 2012	December 30, 2011	March 25, 2011
Ending number of customers (in thousands)	6,432	6,394	6,321
Gross customer additions for the quarters ended (in thousands)	291	295	262
Customer attrition rate(1)	13.2%	13.0%	13.2%
Average revenue per customer (dollars)	$37.98	$37.51	$36.71
(1)
Customer attrition rates (trailing 52-week) exclude the impact of changes in foreign currency exchange rates.

        During the quarter ended March 30, 2012, gross customer additions totaled approximately 291,000, reflecting an 11.1% increase compared to the comparable period in 2011. This increase was primarily driven by customer accounts generated through both our direct and dealer channels. Our annualized customer attrition rate as of March 30, 2012 was 13.2%. Although this is consistent with the rate as of March 25, 2011, it represents an increase from the rate as of December 30, 2011. We attribute the modest increase in customer attrition during the quarter ended March 30, 2012 to increased disconnects primarily as a result of planned price escalations. Average revenue per customer increased $1.27, or 3.5%, as of March 30, 2012 compared with March 25, 2011, due primarily to a higher take rate of Pulse products and other ancillary services.

Operating Income and Operating Margin

        Operating income and operating margin for ADT North American Residential were as follows ($ in millions):

	For the Quarters Ended
	March 30, 2012	March 25, 2011	% Change
Operating income	$194	$187	3.7%
Operating margin	24.0%	24.3%

        Operating income of $194 million increased $7 million, or 3.7%, for the quarter ended March 30, 2012 as compared to the comparable period in the prior year. Operating income for the quarters ended March 30, 2012 and March 25, 2011 included integration costs related to the acquisition of Broadview Security, of $5 million and $9 million, respectively. Operating income was favorably impacted by higher recurring revenue, efficiencies gained through restructuring actions, integration initiatives, and other cost containment activities. Operating margin decreased from 24.3% for the quarter ended March 25, 2011 to 24.0% for the quarter ended March 30, 2012 primarily due to investments in advertising and growing our internal sales force.

  Flow Control

Net Revenue

        Net revenue for Flow Control was as follows ($ in millions):

	For the Quarters Ended
	March 30, 2012	March 25, 2011	% Change
Revenue from product sales	$931	$741	25.6%
Service revenue	65	63	3.2%

Net revenue	$996	$804	23.9%

        Net revenue for Flow Control of $996 million increased $192 million or 23.9%, during the quarter ended March 30, 2012 compared to the quarter ended March 25, 2011. Net revenue was favorably impacted by the net impact of acquisitions and divestitures of $25 million, or 3.1%, primarily due to the acquisition of KEF Holdings, which was acquired in the beginning of the fourth quarter of fiscal 2011. Additionally, net revenue increased due to growth across all three business units. Changes in foreign currency rates unfavorably impacted net revenue by $3 million, or 0.4%.

Operating Income and Operating Margin

        Operating income and operating margin for Flow Control were as follows ($ in millions):

	For the Quarters Ended
	March 30, 2012	March 25, 2011	% Change
Operating income	$111	$86	29.1%
Operating margin	11.1%	10.7%

        Operating income of $111 million increased $25 million, or 29.1%, in the quarter ended March 30, 2012 as compared to the comparable period in the prior year. The increase was primarily a result of the increased sales volume across all three businesses as compared to the prior year period. Restructuring charges in the quarter ended March 30, 2012 were $1 million as compared to $5 million in the comparable period in the prior year. These increases were partially offset by lower sales of higher margin products in our Thermal Controls business due to an unseasonably warm winter in North America as well as a loss provision related to a water project retained from a business previously divested. Changes in foreign currency exchange rates unfavorably impacted operating income by $1 million, or 1.2%.

Corporate and Other

        Corporate expense was $107 million for the quarter ended March 30, 2012 compared to $100 million during the quarter ended March 25, 2011. The increase in Corporate expense was primarily related to $64 million of charges incurred in connection with the 2012 Separation, partially offset by $30 million of income related to legacy legal matters as compared to nil and $1 million of expense in the comparable period in the prior year. During the quarter ended March 30, 2012, Corporate recorded $2 million of restructuring income, nil of divestiture charges and nil of acquisition costs. During the six months ended March 25, 2011, Corporate recorded $2 million of restructuring charges, a $9 million loss on divestiture and $2 million in acquisitions costs.

Interest Income and Expense

        Interest income was $6 million and $9 million for the quarters ended March 30, 2012 and March 25, 2011, respectively. The decrease in interest income was primarily related to lower cash balances.

        Interest expense was $60 million in the quarter ended March 30, 2012 compared to $63 million in the quarter ended March 25, 2011. The decrease in interest expense was primarily related to savings realized from the replacement of higher coupon notes with lower coupon notes, including the maturity of 6.75% notes due 2011, and issuances of 3.75% notes due 2018 and 4.625% notes due 2023 during the second quarter of 2011.

Other Expense, Net

        Other expense, net was $6 million during both the quarters ended March 30, 2012 and March 25, 2011. Other expense, net for the quarter ended March 30, 2012 primarily related to a decrease in the receivables due from Covidien and TE Connectivity under the 2007 Tax Sharing Agreement of $5 million. See Note 6 to the Consolidated Financial Statements.

Effective Income Tax Rate

        Our effective income tax rate was 21.2% and 15.1% during the quarters ended March 30, 2012 and March 25, 2011, respectively. The increase in our effective income tax rate was primarily related to a number of non-recurring tax benefits in 2011. The rate can vary from quarter to quarter due to discreet items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as the geographic mix of income before taxes.

Six Months Ended March 30, 2012 Compared to Six Months Ended March 25, 2011

  Commercial Fire and Security

Net Revenue

        Net revenue for Commercial Fire and Security was as follows ($ in millions):

	For the Six Months Ended
	March 30, 2012	March 25, 2011	% Change
Revenue from product sales
Systems installation and related products	$1,793	$1,835	(2.3)%
Products	979	813	20.4%

Total revenue from product sales	2,772	2,648	4.7%
Service revenue	2,270	2,213	2.6%

Net revenue	$5,042	$4,861	3.7%

        Net revenue for Commercial Fire and Security of $5.0 billion increased by $181 million, or 3.7%, during the six months ended March 30, 2012, as compared to the six months ended March 25, 2011. The increase in net revenue was primarily driven by higher volumes in product sales as a result of generally improved market demand. Additionally, net revenue increased due to the net impact of acquisitions and divestitures of $94 million, or 1.9%. This increase was partially offset by unfavorable changes in foreign currency exchange rates of $42 million, or 0.9%.

Revenue from systems installation and related products

        Net revenue from product sales includes sales and installation of commercial fire and security equipment and other systems. Revenue from systems installation decreased by $42 million, or 2.3%, during the six months ended March 30, 2012, as compared to the six months ended March 25, 2011. Changes in foreign currency exchange rates unfavorably impacted revenue by $11 million, or 0.6%. The decrease in net revenue was primarily driven by weakness in the EMEA and North American markets due to continued softness in the non-residential construction market, as well as the unfavorable net impact of acquisitions and divestitures of $4 million, or 0.2%. This decrease was partially offset by an increase in systems installations in the Asia Pacific region.

Product Sales

        Net revenue from product sales increased by $166 million, or 20.4%, during the six months ended March 30, 2012, as compared to the six months ended March 25, 2011. The increase in net revenue for product sales was primarily driven by increased volume as a result of generally improved end-market demand in ROW, as well as the introduction of new product lines. Additionally, net revenue increased due to the net impact of acquisitions and divestitures of $79 million, or 9.7%, primarily related to the acquisitions of Visonic and Chemguard. This increase was partially offset by unfavorable changes in foreign currency exchange rates of $6 million, or 0.7%.

Service revenue

        Service revenue consists of monitoring and maintenance agreements for our electronic security, fire detection and suppression systems, as well as inspection and repair of other life safety systems. Service revenue increased by $57 million, or 2.6%, during the six months ended March 30, 2012, as compared to the six months ended March 25, 2011. The increase in net service revenue was primarily driven by continued focus on expanding service revenue across all regions, as well as the net impact of acquisitions and divestitures of $19 million, or 0.9%, primarily related to acquisition of Signature Security. This increase was partially offset by unfavorable changes in foreign currency exchange rates of $25 million, or 1.1%.

Operating Income and Operating Margin

        Operating income and operating margin for Commercial Fire and Security were as follows ($ in millions):

	For the Six Months Ended
	March 30, 2012	March 25, 2011	% Change
Operating income	$579	$526	10.1%
Operating margin	11.5%	10.8%

        Operating income of $579 million increased $53 million, or 10.1%, in the six months ended March 30, 2012 as compared to the comparable period in the prior year. Changes in foreign currency exchange rates unfavorably impacted operating income by $3 million, or 0.6%. The increase in operating income and operating margin was primarily driven by increased product sales volume, implementation of pricing actions to offset commodity inflationary pressures continued growth in service revenue and cost-containment initiatives. During the six months ended March 30, 2012, Commercial Fire and Security incurred $47 million of restructuring and asset impairment charges, a $3 million loss on divestitures, $4 million in acquisition and integration costs and $1 million of separation costs. During the six months ended March 25, 2011, these charges were $30 million, $17 million, $1 million and nil, respectively.

  ADT North American Residential

Net Revenue

        Net revenue for ADT North American Residential was as follows ($ in millions):

	For the Six Months Ended
	March 30, 2012	March 25, 2011	% Change
Service revenue
Recurring	$1,428	$1,363	4.8%
Non-recurring	31	33	(6.1)%

Total service revenue	1,459	1,396	4.5%
Revenue from product sales (non-recurring)	141	136	3.7%

Net revenue	$1,600	$1,532	4.4%

        Recurring customer revenue is generated by contractual monthly recurring fees for monitoring and other recurring services provided to our customers. Non-recurring revenue consists of revenue associated with sales of equipment, deferred revenue related to upfront installation fees, non-routine repair and maintenance services, customer termination charges and dealer charge-backs.

        Net revenue for ADT North American Residential of $1.6 billion increased by $68 million, or 4.4%, during the six months ended March 30, 2012, as compared to the six months ended March 25, 2011. This increase was driven by growth in recurring customer revenue of $65 million, or 4.8%, primarily due to an increase in customer accounts and higher average revenue per customer. In addition, increased installation revenue and demand for security system upgrades drove an increase in non-recurring revenues. The increase in net revenue was partially offset by unfavorable changes in foreign currency exchange rates of $1 million, or 0.1%.

	As of
	March 30, 2012	December 30, 2011	March 25, 2011
Ending number of customers (in thousands)	6,432	6,394	6,321
Gross customer additions for the six months ended (in thousands)	586	585	520
Customer attrition rate(1)	13.2%	13.0%	13.2%
Average revenue per customer (dollars)	$37.98	$37.51	$36.71

(1)
Customer attrition rates (trailing 52-week) exclude the impact of changes in foreign currency exchange rates.

        During the six months ended March 30, 2012, gross customer additions totaled approximately 586,000, reflecting a 12.7% increase compared to the comparable period in 2011. This increase was primarily driven by customer accounts generated through both our direct and dealer channels. Our annualized customer attrition rate as of March 30, 2012 was 13.2%. Although this is consistent with the rate as of March 25, 2011, it represents an increase from the rate as of December 30, 2011. We attribute the modest increase in customer attrition during the quarter ended March 30, 2012 to increased disconnects primarily as a result of planned price escalations. Average revenue per customer increased $1.27, or 3.5%, as of March 30, 2012 compared with March 25, 2011, due primarily to a higher take rate of Pulse products and other ancillary services.

Operating Income and Operating Margin

        Operating income and operating margin for ADT North American Residential were as follows ($ in millions):

	For the Six Months Ended
	March 30, 2012	March 25, 2011	% Change
Operating income	$384	$360	6.7%
Operating margin	24.0%	23.5%

        Operating income of $384 million increased $24 million, or 6.7%, for the six months ended March 30, 2012 as compared to the six months ended March 25, 2011. The increase in operating income and operating margin was due primarily to higher margin recurring customer revenue, efficiencies gained through restructuring actions, integration initiatives, and other cost containment activities, partially offset by higher selling related expenses resulting from the expansion of our internal sales force. Operating income for the six months ended March 30, 2012 and March 25, 2011 includes integration costs related to the acquisition of Broadview Security of $10 million and $14 million, respectively.

  Flow Control

Net Revenue

        Net revenue for Flow Control was as follows ($ in millions):

	For the Six Months Ended
	March 30, 2012	March 25, 2011	% Change
Revenue from product sales	$1,787	$1,496	19.5%
Service revenue	132	134	(1.5)%

Net revenue	$1,919	$1,630	17.7%

        Net revenue for Flow Control of $1.9 billion increased $289 million, or 17.7%, during the six months ended March 30, 2012 compared to the six months ended March 25, 2011. Revenue was unfavorably impacted by changes in foreign currency exchange rates of $4 million, or 0.2%. Net revenue was favorably impacted by the net impact of acquisitions and divestitures of $42 million, or 2.6%, primarily due to the acquisition of KEF Holdings. The increase in net revenue came from both our Valves and Controls and Thermal Controls businesses, as a result of continued strength in end market demand. Net revenue was flat in our Water and Environmental Systems business.

Operating Income and Operating Margin

        Operating income and operating margin for Flow Control were as follows ($ in millions):

	For the Six Months Ended
	March 30, 2012	March 25, 2011	% Change
Operating income	$225	$186	21.0%
Operating margin	11.7%	11.4%

        Operating income of $225 million increased $39 million, or 21.0%, in the six months ended March 30, 2012 as compared to the comparable period in the prior year. Operating income was unfavorably impacted by changes in foreign currency exchange rates of $1 million, or 0.5%. Restructuring and divestiture charges, net were $1 million during the six months ended March 30, 2012 as compared to $5 million in the comparable period in the prior year. The increase in operating income and operating margin was primarily due to volume increases in our Valves and Controls and Thermal Control businesses, which more than offset the decrease in operating margin in our Water and Environmental Services business. The decrease in operating income in our Water and Environmental Systems business was the result of the completion of a large desalinization project in the end of the first quarter of fiscal 2011.

  Corporate and Other

        Corporate expense was $232 million during the six months ended March 30, 2012 compared to income of $64 million during the six months ended March 25, 2011. The increase in Corporate expense was driven by a net gain of $250 million recognized during the six months ended March 25, 2011, primarily related to the divestiture of our Electrical and Metal Products business. Corporate expense for the six months ended March 30, 2012 included $96 million of charges incurred in connection with the 2012 Separation, partially offset by $30 million of income related to legacy legal matters, as compared to nil and $6 million of income in the comparable period in the prior year. The six months ended March 30, 2012 also included restructuring charges, acquisition costs and a gain on divestiture of $3 million, $2 million, and nil, respectively, as compared to $7 million, $2 million and $250 million for the six months ended March 25, 2011.

  Interest Income and Expense

        Interest income was $13 million and $18 million for the six months ended March 30, 2012 and March 25, 2011, respectively. The decrease in interest income was primarily related to lower cash balances.

        Interest expense was $119 million for the six months ended March 30, 2012 compared to $125 million for the same period in the prior year. The decrease in interest expense was primarily related to savings realized from the replacement of higher coupon notes with lower coupon notes, including the maturity of 6.75% notes due 2011, and issuances of 3.75% notes due 2018 and 4.625% notes due 2023 during the second quarter of 2011.

  Other Expense, Net

        Other expense, net was $14 million and $6 million during the six months ended March 30, 2012 and March 25, 2011, respectively. Other expense, net for the six months ended March 30, 2012 primarily relates to $11 million for our share of Atkore's net loss, which is accounted for under the equity method of accounting. In addition, we incurred a charge as a result of a decrease in the receivables due from Covidien and TE Connectivity under the 2007 Tax Sharing Agreement of $4 million. See Note 6 to the Consolidated Financial Statements.

  Effective Income Tax Rate

        Our effective income tax rate was 20.1% and 21.4% during the six months ended March 30, 2012 and March 25, 2011, respectively. The decrease in our effective tax rate was primarily related to favorable audit resolutions in multiple jurisdictions in 2012 and a non-recurring tax charge recorded in conjunction with the sale of a majority interest in our Electrical and Metal Products business during the comparable prior period. The rate can vary from quarter to quarter due to discreet items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, such as the geographic mix of income before taxes.

Critical Accounting Policies and Estimates

        The preparation of the Consolidated Financial Statements in conformity with US GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that our accounting policies for depreciation and amortization methods of security monitoring-related assets, revenue recognition, loss contingencies, income taxes, goodwill and indefinite-lived intangible assets, long-lived assets and pension and postretirement benefits are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During fiscal 2012, there have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (the "2011 Form 10-K"). See Note 1 to the Consolidated Financial Statements for the issuance of new accounting standards during fiscal 2012.

Liquidity and Capital Resources

        A fundamental objective of the Company is to have sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of its core businesses around the world. The primary source of funds to finance our operations and capital expenditures is cash generated by operations. In addition, we maintain a commercial paper program, have access to committed revolving credit facilities and have access to equity and debt capital from public and private sources. We continue to balance our operating, investing and financing uses of cash through investments and acquisitions in our core businesses, dividends and share repurchases. In addition, we believe our cash position, amounts available under our credit facilities and cash provided by operating activities will be adequate to cover our operational and business needs for the foreseeable future.

        We had $1.1 billion and $1.4 billion of cash and cash equivalents as of March 30, 2012 and September 30, 2011, respectively. Cash generated by operating activities increased to $1.1 billion for the six months ended March 30, 2012 compared to $912 million for the six months ended March 25, 2011. Cash used in investing activities was $909 million for the six months ended March 30, 2012 compared to cash provided by investing activities of $85 million for the six months ended March 25, 2011. Cash used in financing activities was $464 million for the six months ended March 30, 2012 compared to $936 million for the six months ended March 25, 2011.

        As of March 30, 2012, our shareholder's equity was $14.6 billion and our total debt was $4.1 billion. In addition, we had lines of credit totaling approximately $1.5 billion, none of which were drawn. Commitments of $750 million under one of our revolving credit facilities were due to expire on April 25, 2012. On April 25, 2012 we amended this credit agreement to extend the expiration date of the facility to September 30, 2012. Simultaneous with the extension, total commitments under the facility were reduced from $750 million to $654 million. Our ratio of total debt to total capital (the sum of our short-and long-term debt and shareholders' equity) was 22% as of March 30, 2012 and 23% as of September 30, 2011, respectively. This ratio is a measure of our long-term liquidity and is an indicator of financial flexibility.

Cash flow from operating activities

        The sources of our cash flow from operating activities and the use of a portion of that cash in our operations for the quarters and six months ended March 30, 2012 and March 25, 2011 are as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Cash flows from operating activities:
Operating income	$484	$437	$956	$1,143
Depreciation and amortization(1)	342	322	675	645
Loss (gain) on divestitures	3	13	3	(233)
Non-cash compensation expense	26	28	52	59
Deferred income taxes	28	(4)	76	122
Provision for losses on accounts receivable and inventory	33	16	61	48
Other, net	16	14	47	30
Net change in working capital	(72)	(49)	(542)	(575)
Interest income	6	9	13	18
Interest expense	(60)	(63)	(119)	(125)
Income tax expense	(90)	(57)	(168)	(220)

Net cash provided by operating activities	$716	$666	$1,054	$912

Other cash flow items:
Capital expenditures, net(2)	$(223)	$(180)	$(428)	$(356)
Increase in the sale of accounts receivable	—	—	1	—
Acquisition of dealer generated customer accounts and bulk account purchases	(166)	(146)	(336)	(279)
Purchase accounting and holdback liabilities	(1)	1	(1)	1

(1)
The quarters ended March 30, 2012 and March 25, 2011, included depreciation expense of $177 million and $170 million, respectively, and amortization of intangible assets of $165 million and $152 million, respectively. The six months ended March 30, 2012 and March 25, 2011, included depreciation expense of $348 million and $341 million, respectively, and amortization of intangible assets of $327 million and $304 million, respectively.

(2)
Includes net proceeds received for the sale/disposition of property, plant and equipment of $1 million and $2 million for the quarters ended March 30, 2012 and March 25, 2011, respectively, as well as $3 million and $5 million for the six months ended March 30, 2012 and March 25, 2011, respectively.

        The net change in working capital decreased operating cash flow by $72 million in the quarter ended March 30, 2012. The significant changes in working capital included a $104 million increase in accounts receivable, a $68 million decrease in accrued and other liabilities, and a $53 million increase in inventories, partially offset by a $62 million increase in deferred revenue, a $38 million increase in accounts payable, and a $26 million decrease in prepaid expenses and other current assets.

        The net change in working capital decreased operating cash flow by $49 million in the quarter ended March 25, 2011. The significant changes in working capital included a $61 million increase in inventories, a $54 million increase in accounts receivable, a $20 million decrease in accounts payable, partially offset by a $57 million increase in deferred revenue.

        The net change in working capital decreased operating cash flow by $542 million in the six months ended March 30, 2012. The significant changes in working capital included a $290 million decrease in accrued and other liabilities, a $184 million increase in inventories, and a $29 million increase in prepaid expenses and other current assets.

        The net change in working capital decreased operating cash flow by $575 million in the six months ended March 25, 2011. The significant changes in working capital included a $282 million decrease in accrued and other liabilities, a $165 million increase in inventories, a $99 million decrease in accounts payable, and a $43 million increase in accounts receivable.

        During the quarters ended March 30, 2012 and March 25, 2011, we paid approximately $25 million and $23 million, respectively, in cash related to restructuring activities. During the six months ended March 30, 2012 and March 25, 2011, we paid approximately $51 million and $55 million, respectively, in cash related to restructuring activities. See Note 4 to our Consolidated Financial Statements for further information regarding our restructuring activities.

        As previously discussed, in September 2011, the Company announced that its Board of Directors approved a plan to separate the Company into three separate publicly traded companies. In connection with the proposed separation, we paid $33 million and $55 million in separation costs during the quarter and six months ended March 30, 2012.

        During the quarter and six months ended March 30, 2012, we contributed $3 million and $6 million, respectively, to our U.S. pension plans and $19 million and $36 million, respectively, to our non-U.S. pension plans. We anticipate contributing at least the minimum required to our pension plans in fiscal year 2012 of $38 million for U.S. plans and $72 million for non-U.S. plans.

        Income taxes paid, net of refunds, related to continuing operations were $61 million and $60 million during the quarters ended March 30, 2012 and March 25, 2011, respectively, and $91 million and $97 million during the six months ended March 30, 2012 and March 25, 2011, respectively.

        Net interest paid, related to continuing operations were $72 million and $63 million during the quarters ended March 30, 2012 and March 25, 2011, respectively, and $100 million and $98 million during the six months ended March 30, 2012 and March 25, 2011, respectively.

Cash flow from investing activities

        We made capital expenditures of $431 million for the six months ended March 30, 2012 as compared to $361 million during the comparable prior period. The level of capital expenditures in fiscal year 2012 is expected to exceed the spending levels in fiscal year 2011 and is also expected to exceed depreciation expense.

        During the six months ended March 30, 2012 and March 25, 2011, we paid approximately $336 million and $279 million, respectively, to acquire approximately 292,000 and 250,000 customer contracts for electronic security services primarily within our ADT North American Residential segment. See note 5 to our Consolidated Financial Statements for further information.

        During the six months ended March 30, 2012, we paid cash for acquisitions included in continuing operations totaling $205 million, net of cash acquired of $15 million, which includes the acquisition of Visonic and other acquisitions included in the Company's Commercial Fire and Security segment none of which were material individually or in the aggregate. During the six months ended March 25, 2011, cash paid for acquisitions included in continuing operations totaled $9 million, for acquisitions primarily within our Flow Control and Commercial Fire and Security segments.

        During the six months ended March 30, 2012 and March 25, 2011, we paid cash of $4 million and received cash proceeds, net of cash divested of approximately $1 billion, respectively, for divestitures.

The cash proceeds for the six months ended March 25, 2011, primarily related to the sale of a majority interest in our Electrical and Metal Products business of $713 million, which is presented in continuing operations and $264 million for the sale of our European water business which is presented in discontinued operations. See Note 3 to our Consolidated Financial Statements for further information.

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

        Pursuant to our share repurchase program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved 10b5-1 trading plan in accordance with applicable regulations. During the six months ended March 30, 2012, we repurchased approximately 7 million common shares for approximately $300 million under our 2011 share repurchase program. During the six months ended March 25, 2011, we repurchased approximately 24 million common shares for approximately $1.0 billion under the 2008 and 2010 share repurchase programs.

        On March 7, 2012, our shareholders approved a cash dividend of $0.50 per share, payable to shareholders in two quarterly installments of $0.25 on May 23, 2012 and August 22, 2012. Shareholders also approved a conditional cash dividend of $0.50 per share, payable to shareholders in two quarterly installments of $0.25 on November 15, 2012 and February 20, 2013. Payment of the conditional cash dividend will be made only in the event that the 2012 Separation does not occur prior to the record date for each conditional dividend payment.

        On March 9, 2011, our shareholders approved an annual dividend on our common shares of $1.00 per share, to be paid from contributed surplus in four installments of $0.25 per share. During the six months ended March 30, 2012 and March 25, 2011, we paid cash dividends of approximately $231 million and $224 million, respectively.

        Management believes that cash generated by or available to us should be sufficient to fund our capital and operational business needs for the foreseeable future, including capital expenditures, quarterly dividend payments, share repurchases, and separation-related expenses.

Commitments and Contingencies

        For a detailed discussion of contingencies related to tax and litigation matters and governmental investigations, see Notes 6 and 11 to our Consolidated Financial Statements.

Backlog

        We had a backlog of unfilled orders of $10.3 billion and $9.7 billion as of March 30, 2012 and September 30, 2011, respectively. We expect that approximately 87% of our backlog as of March 30, 2012 will be filled during the next 12 months. Backlog by segment was as follows ($ in millions):

	As of March 30, 2012	As of September 30, 2011
Commercial Fire and Security	$4,745	$4,400
ADT North American Residential	3,607	3,507
Flow Control	1,898	1,744

	$10,250	$9,651

        Backlog increased $599 million, or 6.2%, to $10.3 billion as of March 30, 2012. The net increase in backlog was primarily related to an increase in recurring revenue-in-force in our Commercial Fire and Security and ADT North American Residential segment and increased bookings in our Commercial Fire and Security and Flow Control segments primarily in the Asia Pacific and North American regions. Additionally, there were favorable changes in foreign currency rates of $39 million, or 0.4%. Commercial Fire and Security and ADT North American Residential's backlog includes recurring revenue-in-force and long-term deferred revenue for upfront fees. Revenue-in-force represents 12 months' revenue associated with monitoring and maintenance services under contract in the security business. Commercial Fire and Security's backlog of $4.7 billion and $4.4 billion as of March 30, 2012 and September 30, 2011, respectively, consists primarily of $2.2 billion and $2.1 billion of recurring revenue in force as of March 30, 2012 and September 30, 2011, respectively, and $410 million and $420 million of deferred revenue as of March 30, 2012 and September 30, 2011, respectively. ADT North American Residential's backlog of $3.6 billion and $3.5 billion as of March 30, 2012 and September 30, 2011, respectively, consists primarily of $2.9 billion and $2.8 billion of recurring revenue in force as of March 30, 2012 and September 30, 2011, respectively, and $646 million and $634 million of deferred revenue as of March 30, 2012 and September 30, 2011, respectively.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

        Certain of our international businesses utilize the sale of accounts receivable as short-term financing mechanisms. The aggregate amount outstanding under our international accounts receivable programs was not material as of March 30, 2012 or September 30, 2011.

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

        There are certain guarantees or indemnifications extended among Tyco, Covidien and TE Connectivity in accordance with the terms of the Separation and Distribution Agreement and the 2007 Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the 2007 Tax Sharing Agreement. At the time of the Separation, we recorded a liability necessary to recognize the fair value of such guarantees and indemnifications. See Note 6 to the Consolidated Financial Statements for further discussion of the 2007 Tax Sharing Agreement. In addition, prior to the Separation we provided support in the form of financial and/or performance guarantees to various Covidien and TE Connectivity operating entities. To the extent these guarantees were not assigned in connection with the Separation, we assumed primary liability on any remaining such support. These obligations were not material to us as of March 30, 2012.

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

        For a detailed discussion of guarantees and indemnifications, see Note 19 to the Consolidated Financial Statements.

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

  •
  the impact of fluctuations in the price of Tyco common shares, including potentially adverse impacts resulting from the proposed 2012 Separation;

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

  •
  failure to obtain necessary regulatory approvals or to satisfy any other condition to the proposed 2012 Separation;

  •
  failure to realize the expected benefits of the proposed 2012 Separation, including the tax-free nature of the transactions; and

  •
  failure to complete the proposed 2012 Separation on schedule and within estimated costs.

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

Item 4.    Controls and Procedures

        The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined under Rule 13a-15 of the Securities and Exchange Act (the Exchange Act)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2012, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        There has been no change in our internal control over financial reporting during the quarter ended March 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        With respect to Mr. Kozlowski, on December 1, 2010, the U.S. District Court for the Southern District of New York ruled in favor of several of the Company's affirmative claims against him before trial, while dismissing all of Mr. Kozlowski's counterclaims for pay and benefits after 1995. A trial on the remaining issues between the parties is scheduled to begin August 13, 2012. With respect to Mr. Swartz, on March 3, 2011, the same Court granted the Company's motion for summary judgment. The Court further ruled that issues related to damages will need to be resolved at trial. A trial is scheduled to begin September 18, 2012. The Company expects Mr. Kozlowski to contest the decision against him. As a result, the Company has and will continue to maintain the reserve recorded in its Consolidated Balance Sheet for the amounts allegedly due under his compensation and retention arrangements and under ERISA until the appeals process is complete. With respect to Mr. Swartz, any claim which he could have brought against the Company for pay and benefits is time barred by applicable statutes of limitations. During the second quarter of 2012, the statutes of limitations expired and accordingly the Company reversed the $50 million liability related to his pay benefits, which was recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. With respect to Mr. Kozlowski's compensation, the Company does not believe that the ultimate resolution of the matter will have a material adverse effect on its financial position, results of operations or cash flows.

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

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of March 30, 2012, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $37 million to $86 million. As of March 30, 2012, Tyco concluded that the best estimate within this range is approximately $57 million, of which $22 million is included in accrued and other current liabilities and $35 million is included in other liabilities in the Company's Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payments of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos Matters

        The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's strategy has been to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. In addition, the Company continues to assess and evolve its strategy for resolving its asbestos claims, including pursuing other legal alternatives for certain subsidiaries with asbestos liabilities and limited assets. As part of the Company's strategy, it has also entered into a cost-sharing agreement with an entity from which it acquired a business several decades ago. Under the agreement, insurance proceeds from policies that were purchased by the seller prior to its acquisition by the Company have been made available to the Company. To the extent there is insufficient insurance for claims subject to the agreement, the parties are required to share costs, although responsibility for such excess costs gradually transitions to the Company over the next nine to ten years. In 2022, the Company will ultimately be responsible for all excess costs if available insurance policies do not fully respond. While the Company expects that the insurance policies it has gained access to under the agreement will be sufficient to cover any increased liability resulting from this arrangement, it cannot predict whether this will be the case.

        As of March 30, 2012, there were approximately 5,000 lawsuits pending against the Company, its subsidiaries or entities for which the Company has assumed responsibility. Each lawsuit typically includes several claims, and the Company has determined that there were approximately 6,100 claims outstanding as of March 30, 2012, which reflects the Company's current estimate of the number of viable claims made against it, its affiliates or entities for which it has assumed responsibility in connection with acquisitions or divestitures. This amount includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants or are duplicative of other actions.

        For a detailed discussion of asbestos-related matters, see Note 11 of the Consolidated Financial Statements.

Income Tax Matters

        In connection with the 2007 spin-offs of Covidien and TE Connectivity from Tyco, Tyco entered into a Tax Sharing Agreement that governs the rights and obligations of each party with respect to certain pre-2007 Separation income tax liabilities. More specifically, Tyco, Covidien and TE Connectivity share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and TE Connectivity' U.S. and certain non-U.S. income tax returns. Costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties. Consistent with the sharing provisions of the Tax Sharing Agreement, Tyco had a net receivable from Covidien and TE Connectivity of $83 million and $89 million as of March 30, 2012 and September 30, 2011, respectively. In addition, as of March 30, 2012 and September 30, 2011, the Company had recorded $405 million and $387 million, respectively, in other liabilities, and $6 million and $49 million, respectively, in accrued and other current liabilities.

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

        For a detailed discussion of contingencies related to Tyco's income taxes, see Note 6 to the Consolidated Financial Statements. Furthermore, in conjunction with the 2012 Separation, we intend to enter into the 2012 Tax Sharing Agreement with the North American residential security and the flow control businesses that will govern the respective rights, responsibilities and obligations of the three parties after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax matters regarding income taxes, other taxes and related tax returns. For more information, see Part II. Item 1A—Risk Factors.

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

        During the fourth quarter of 2011, we concluded and incurred a charge of $34 million, which was our best estimate of probable loss for these compliance matters. As of March 30, 2012, the Company continues to maintain its best estimate of probable loss for these compliance matters which the Company has recorded as a liability in accrued and other current liabilities in the Consolidated Balance Sheet. Due to the sharing provisions in the Separation and Distribution Agreement, the Company has also recorded receivables from Covidien and TE Connectivity related to certain of these compliance matters in other current assets in the Company's Consolidated Balance Sheet as of March 30, 2012.

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

        ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan. A plan's assessment of withdrawal liability generally may be challenged only in arbitration, and ERISA requires that quarterly payments must continue to be made during the pendency of the arbitration. If the employer prevails in arbitration (and any subsequent appeals), its quarterly withdrawal liability payments are refunded with interest. The Fund's total withdrawal liability assessment against SimplexGrinnell is approximately $25 million. The quarterly withdrawal liability payments are $1.1 million, $20.9 million of which has been cumulatively paid through March 30, 2012. While the ultimate outcome is uncertain, SimplexGrinnell believes that it has strong arguments that no withdrawal liability is owed to the Fund, and it plans to vigorously defend against the Fund's withdrawal liability assessment. The matter is currently in arbitration. The Company has made no provision for this contingency and believes that its quarterly payments are recoverable.

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

ADT Dealer Litigation

        As previously reported, in 2002, the SEC's Division of Enforcement conducted an investigation related to past accounting practices for dealer connect fees that ADT had charged to its authorized dealers upon purchasing customer accounts. The investigation related to accounting practices employed by the Company's former management, which were discontinued in 2003. Although the Company settled with the SEC in 2006, a number of former dealers and related parties have filed lawsuits against the Company in the United States and in other countries, including a class action lawsuit filed in the District Court of Arapahoe County, Colorado, alleging breach of contract and other claims related to ADT's decision to terminate certain authorized dealers in 2002 and 2003. In February 2010, the Court granted a directed verdict in ADT's favor dismissing a number of the plaintiffs' key claims. Upon appeal, the Colorado Court of Appeals affirmed the verdict in ADT's favor in October 2011. The parties agreed to settle this matter in April 2012 with no cash consideration being paid by either side, which is subject to final court approval. Although the Company has favorably resolved the class action lawsuit in Colorado, a number of claims related to the 2002 and 2003 decision to terminate certain authorized dealers outside the United States remain outstanding. During the second quarter of fiscal 2012, the Company recorded its best estimate of probable loss related to these outstanding claims. While it is not possible at this time to predict the final outcome of these lawsuits, the Company does not believe these claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Telephone Consumer Protection Act

        ADT has been named as a defendant in two punitive class actions that were filed on behalf of purported classes of persons who claim to have received unsolicited "robocalls" in contravention of the U.S. Telephone Consumer Protection Act ("TCPA"). These lawsuits were brought by plaintiffs seeking class action status and monetary damages on behalf of all plaintiffs who allegedly received such unsolicited calls, claiming that millions of calls were made by third party entities on ADT's behalf. ADT asserts that such entities were not retained by, nor authorized to make calls on behalf of, ADT. These matters have been consolidated in the United States District Court for the Northern District of Illinois into one civil action. Each violation under the TCPA provides for $500 in statutory damages ($1,500 if a willful violation is shown). ADT believes that it has meritorious defenses to these claims and, accordingly, intends to vigorously defend against these actions. The Company has made no provision for this contingency as a reasonable estimate of loss cannot be made at this time.

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

        On March 28, 2012, the Company announced that it entered into a definitive agreement to combine its flow control business with Pentair in a tax-free, all-stock merger (the "Merger"). The Merger is expected to occur immediately after Tyco distributes all of the shares of Tyco Flow Control International Ltd. ("Tyco Flow Control"), the entity that will hold the flow control business prior to the distribution, to its shareholders in a tax-free pro rata dividend (the "Distribution"). Upon completion of the Distribution and the Merger, Tyco shareholders are expected to own approximately 52.5% of the combined company and Pentair shareholders are expected to own approximately 47.5% of the combined company on a fully diluted basis. Completion of the Distribution and the Merger is subject to the approval of the Distribution by Tyco shareholders, the approval of the Merger by Pentair shareholders, regulatory approvals and customary closing conditions. The following risk factors relate to risks posed to Tyco shareholders from the proposed Distribution and Merger as well as from the pro-rata distribution of all of the outstanding common stock of ADT to Tyco's shareholders in a tax-free pro-rata dividend (the "ADT Distribution" and, together with the Distribution, the "Distributions"). Additional risks exist that relate to the ownership of the combined flow control and Pentair businesses following the Distribution and Merger as well as the ADT Distribution. These risks are detailed in the documents filed with the SEC related to the Distributions and the Merger.

         The proposed Distribution and Merger are contingent upon the satisfaction of a number of conditions, may require significant time and attention of our management, may not achieve the intended results, and may present difficulties that could have an adverse effect on us.

        The proposed Distribution and Merger are complex in nature, subject to various conditions, and may be affected by unanticipated developments or changes in market conditions. We and Pentair expect to file documents with the SEC that will contain detailed information regarding the proposed Distribution and Merger and the combined entity resulting from these transactions. Completion of the transactions will be contingent upon a number of factors, including the approval of our shareholders of the Distribution, approval of Pentair's shareholders of the Merger, favorable rulings from tax authorities, including the Internal Revenue Service ("IRS"), the effectiveness of the documents filed with the SEC, and other conditions. For these and other reasons, the transactions may not be completed as expected by the end of the third calendar quarter of 2012, if at all. Additionally, execution of the proposed transactions will require significant time and attention from management, which may distract management from the operation of our businesses and the execution of our other initiatives. Our employees may also be distracted due to uncertainty about their future roles with each of the separate companies pending the completion of the transactions. Further, if the transactions are completed, they may not achieve the intended results and may result in costs that exceed management's estimates. Any such difficulties could have a material adverse effect on our financial condition, results of operations or cash flows.

         Failure to complete the Distributions and the Merger could negatively impact the stock price and future business and financial results of Tyco.

        If the Distributions and the Merger are not completed, our ongoing businesses may be adversely affected and we will be subject to certain risks and consequences, including the following:

  •
  we will be required to pay certain costs and expenses relating to the Distributions and the Merger, such as legal and accounting fees, whether or not they are completed; and

  •
  matters relating to the Distributions and the Merger may require substantial commitments of time and resources by Tyco, ADT and Tyco Flow Control management, which could otherwise have been devoted to other opportunities that may have been beneficial to Tyco, ADT and Tyco Flow Control.

        In addition, if the Distributions and the Merger are not completed, we may experience negative reactions from the financial markets.

         If the Distribution, the ADT Distribution or certain internal transactions undertaken in anticipation of the spin-off are determined to be taxable for U.S. federal income tax purposes, we or our shareholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.

        Tyco has received a private letter ruling from the IRS regarding the U.S. federal income tax consequences of the Distributions to Tyco shareholders substantially to the effect that, for U.S. federal income tax purposes, the Distribution will qualify as tax-free under Sections 355 and 361 of the Code and the ADT Distribution will qualify as tax-free under Section 355 of the Code, except for cash received in lieu of a fractional share of our common shares and the shares of ADT common stock. The private letter ruling also provides that certain internal transactions undertaken in anticipation of the Distributions will qualify for favorable treatment under the Code. In addition to obtaining the private letter ruling, Tyco expects to receive an opinion from the law firm of McDermott Will & Emery LLP confirming the tax-free status of the Distributions for U.S. federal income tax purposes. The private letter ruling relies and the opinion will rely on certain facts and assumptions, and certain representations and undertakings, from Tyco Flow Control, ADT and Tyco regarding the past and future conduct of our respective businesses and other matters.

        Notwithstanding the private letter ruling and the opinion, the IRS could determine on audit that the Distributions or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated, or that the Distributions or the internal transactions should be taxable for other reasons, including as a result of significant changes in stock ownership (taking into account changes in Tyco Flow Control stock ownership resulting from the Merger) or asset ownership after the Distributions. An opinion of counsel represents counsel's best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. In addition, the opinions will be based on current law, and cannot be relied upon if current law changes with retroactive effect. If the Distributions ultimately are determined to be taxable, the Distributions could be treated as a taxable dividend or capital gain to you for U.S. federal income tax purposes, and you could incur significant U.S. federal income tax liabilities. In addition, Tyco would recognize gain in an amount equal to the excess of the fair market value of Tyco Flow Control common shares and the shares of ADT common stock distributed to Tyco shareholders on the distribution date over Tyco's tax basis in such common shares, but such gain, if recognized, generally would not be subject to U.S. federal income tax. However, we, ADT or Tyco Flow Control could incur significant U.S. federal income tax liabilities if it is ultimately determined that certain internal transactions undertaken in anticipation of the Distributions are taxable.

        In addition, under the terms of the 2012 Tax Sharing Agreement (as defined below), in the event the Distribution, the ADT Distribution, or the internal transactions were determined to be taxable as a result of actions taken after the Distributions by us, ADT or Tyco Flow Control, the party responsible for such failure would be responsible for all taxes imposed on us, ADT or Tyco Flow Control as a result thereof. If such failure is not the result of actions taken after the Distributions by us, ADT or Tyco Flow Control, then we, ADT and Tyco Flow Control would be responsible for any taxes imposed on us, ADT or Tyco Flow Control as a result of such determination in the same manner and in the same proportions as we share Shared Tax Liabilities (as defined below). Such tax amounts could be significant. In the event that any party to the 2012 Tax Sharing Agreement defaults in its obligation to pay Distribution Taxes (as defined below) to another party that arise as a result of no party's fault, each non-defaulting party would be responsible for an equal amount of the defaulting party's obligation to make a payment to another party in respect of such other party's taxes.

         If the Distributions are determined to be taxable for Swiss withholding tax purposes, Tyco could incur significant Swiss withholding tax liabilities.

        Generally, Swiss withholding tax of 35% is due on dividends and similar distributions to Tyco's shareholders, regardless of the place of residency of the shareholder. As of January 1, 2011, distributions to shareholders out of qualifying contributed surplus (Kapitaleinlage) accumulated on or after January 1, 1997 are exempt from Swiss withholding tax, provided they have been booked into a reserve specially entitled "reserve from capital contributions" and declared with the Swiss Federal tax authorities (Kapitaleinlageprinzip). We have obtained a ruling from the Federal Tax Administration confirming that Tyco's contributed surplus in the amount of CHF 38,380,489,155 as of September 24, 2010 (reduced to CHF 37,144,675,931 as of November 18, 2011) represents such qualifying contributed surplus accumulated after January 1, 1997. We have obtained a second ruling from the Swiss Federal Tax Authorities confirming that the Distributions qualify as payment out of such qualifying contributed surplus and no amount will be withheld by Tyco when making the Distributions up to the amount of such contributed surplus.

        These tax rulings rely on certain facts and assumptions, and certain representations and undertakings, from Tyco regarding the past conduct of its businesses and other matters. Notwithstanding these tax rulings, the Swiss Federal Tax Administration could determine on audit that the Distributions should be treated as a taxable transaction for withholding tax purposes if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated. If the Distributions ultimately is determined to be taxable for withholding tax purposes, Tyco could incur material Swiss withholding tax liabilities that could significantly detract from, or eliminate, the benefits of the Distributions.

         We will share responsibility for certain of our, Tyco Flow Control's and ADT's income tax liabilities for tax periods prior to and including the distribution date.

        We intend to enter into the 2012 Tax Sharing Agreement with ADT and Tyco Flow Control that will govern the respective rights, responsibilities and obligations of ADT, Tyco Flow Control and us after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax matters regarding income taxes, other taxes and related tax returns. We expect that the 2012 Tax Sharing Agreement will provide that ADT, Tyco and Tyco Flow Control will share (i) certain pre-Distribution income tax liabilities that arise from adjustments made by tax authorities to ADT's, Tyco's and Tyco Flow Control's U.S. and certain non-U.S. income tax returns, and (ii) payments required to be made by Tyco in respect to the 2007 Tax Sharing Agreement (collectively, "Shared Tax Liabilities"). Tyco will be responsible for the first $500 million of Shared Tax Liabilities. ADT and Tyco Flow Control will share 58% and 42%, respectively, of the next $225 million of Shared Tax Liabilities. Tyco, ADT and Tyco Flow Control will share 52.5%, 27.5% and 20.0%, respectively, of Shared Tax Liabilities above $725 million.

        The 2012 Tax Sharing Agreement is expected to provide that, if any party were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party's fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the 2012 Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, we could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of our agreed-upon share of our, Tyco Flow Control's and ADT's tax liabilities.

         We might not be able to engage in desirable strategic transactions and equity issuances following the Distributions because of restrictions relating to U.S. federal income tax requirements for tax-free distributions.

        Our ability to engage in significant equity transactions could be limited or restricted after the Distributions in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the Distributions. Even if the Distributions otherwise qualify for tax-free treatment under Section 355 of the Code, it may result in corporate-level taxable gain to Tyco under Section 355(e) of the Code if 50% or more, by vote or value, of our shares, Tyco Flow Control's shares or ADT's shares are acquired or issued as part of a plan or series of related transactions that includes the Distributions. Any acquisitions or issuances of our shares, Tyco Flow Control's shares or ADT's shares within two years after the Distributions are generally presumed to be part of such a plan, although we, Tyco Flow Control or ADT may be able to rebut that presumption.

        To preserve the tax-free treatment to us of the Distributions, under the 2012 Tax Sharing Agreement that we will enter into with Tyco Flow Control and ADT, we will be prohibited from taking or failing to take any action that prevents the Distributions and related transactions from being tax-free. Further, for the two-year period following the Distributions, without obtaining the consent of Tyco Flow Control and ADT, a private letter ruling from the IRS or an unqualified opinion of a nationally recognized law firm, we may be prohibited from:

  •
  approving or allowing any transaction that results in a change in ownership of more than a specified percentage of our common shares,

  •
  redeeming equity securities,

  •
  selling or otherwise disposing of a specified percentage of our assets,

  •
  acquiring a business or assets with equity securities to the extent one or more persons would acquire in excess of a specified percentage of our common shares or

  •
  engaging in certain internal transactions.

        These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business. Moreover, the 2012 Tax Sharing Agreement also will provide that we are responsible for any taxes imposed on Tyco Flow Control or any of its affiliates or on ADT or any of its affiliates as a result of the failure of the Distributions or the internal transactions to qualify for favorable treatment under the Code if such failure is attributable to certain actions taken after the Distributions by or in respect of us, any of our affiliates or our shareholders.

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

         We may be unable to achieve some or all of the benefits that we expect to achieve from the Distributions and the Merger.

        Although we believe that separating the residential and small business security business in the United States and Canada and the flow control business by means of the Distributions, and combining the flow control business with Pentair's business, will provide financial, operational, managerial and other benefits to Tyco and its shareholders, the Distributions may not provide the results on the scope or on the scale we anticipate, and the assumed benefits of the Distributions and the Merger may not be fully realized. Accordingly, the Distributions and the Merger might not provide Tyco and its shareholders benefits or value in excess of the benefits and value that might have been created or realized had Tyco retained the residential and small business security business in the United States and Canada and/or the flow control business or undertaken another strategic alternative involving the residential and small business security business in the United States and Canada and/or the flow control business.

         The trading price of Tyco common shares may experience volatility and will decline following the Distributions.

        We expect the trading price of Tyco common shares immediately following the Distributions to be lower than immediately prior to the Distributions because the trading price for our shares will no longer reflect the value of the residential and small business security business in the United States and Canada and the flow control business. In addition, until the market has fully analyzed the value of Tyco without our residential and small business security business in the United States and Canada and the flow control business, the price of our common shares may fluctuate.

        Furthermore, investors holding our common stock may hold our common stock because of a decision to invest in a company that is large and operates in multiple markets with a diversified product and services portfolio. If the proposed spin-off transactions are completed, shares of our common stock will represent an investment in a smaller company with its business concentrated in the fire detection and suppression business, the commercial security business and the residential security business outside of the United States and Canada. These changes may not match some holders' investment strategies or meet minimum criteria for inclusion in stock market indices or portfolios, which could cause investors to sell their shares of our common stock. Excessive selling pressure could cause the market price of our common shares to decrease following the completion of the proposed Distributions.

         Following the Distributions, the value of your Tyco common shares, ADT common stock and Tyco Flow Control common shares may collectively trade at an aggregate price less than that at which Tyco shares might trade had the Distributions not occurred.

        For a number of factors, including the future performance of Tyco, ADT and Tyco Flow Control as separate, independent companies, the future shareholder base and market for Tyco common shares, ADT common stock and Tyco Flow Control common shares and the prices at which these shares individually trade, and other factors described elsewhere in this proxy statement, the Tyco common shares, ADT common stock and Tyco Flow Control common shares that you may hold following the Distributions may collectively trade at a value less than the price at which Tyco common shares might have traded had the Distributions not occurred and Tyco continued to own the residential and small business security business in the United States and Canada and the flow control business.

         The number of Tyco Flow Control shares that Tyco shareholders will receive in the Distribution is not subject to adjustment based on the performance of Tyco Flow Control or Pentair. Accordingly, because this performance may fluctuate, the relative market values of the common shares of Tyco Flow Control that Tyco shareholders receive in the Distribution may not reflect the performance of the individual companies at the time of the Merger.

        In connection with the Distribution and the Merger, Tyco shareholders as of the record date for the Distribution or their transferees will own approximately 52.5% of the outstanding shares of the combined Tyco Flow Control / Pentair entity on a fully-diluted basis after giving effect to the Merger. Tyco shareholders who receive Tyco Flow Control shares in the Distribution will not receive any new shares in the Merger and will continue to hold their existing shares of Tyco and Tyco Flow Control. If the economic performance of Pentair relative to Tyco Flow Control declines prior to the completion of the Merger, Tyco shareholders will not receive any compensation or adjustment to account for the effective diminishment in the value of their Tyco Flow Control shares received in the Distribution.

         Investors holding Tyco Flow Control common shares immediately prior to the Merger will, in the aggregate, have a significantly reduced ownership and voting interest after the Merger and will exercise less influence over management.

        Tyco shareholders who receive Tyco Flow Control shares in the Distribution will, immediately after the Merger, in the aggregate, own a significantly smaller percentage of the combined company. Following completion of the Merger and prior or to the elimination of fractional shares, Tyco shareholders who receive Tyco Flow Control shares in the Distribution will, immediately after the Merger, collectively own approximately 52.5% of the combined company on a fully-diluted basis. Consequently, Tyco shareholders who receive Tyco Flow Control shares in the Distribution will be able to exercise less influence over the management and policies of the combined company than they would have been able to exercise over the management and policies of Tyco Flow Control absent the Merger. In particular, immediately after the Merger, the executive officers and 10 directors of Pentair will be the executive officers and directors of the combined company, with Tyco having the right to designate an additional two directors to the board of directors of the combined company.

         Regulatory agencies may delay or impose conditions on approval of the Distribution and the Merger, which may diminish the anticipated benefits of the Merger.

        Completion of the Distribution and Merger is conditioned upon the receipt of required government consents, approvals, orders and authorizations, including required approvals from foreign regulatory agencies. While we intend to pursue vigorously all required governmental approvals and do not know of any reason why we would not be able to obtain the necessary approvals in a timely manner, the requirement to receive these approvals before the Distribution and Merger could delay the completion of the Distribution and Merger, possibly for a significant period of time after Tyco shareholders have approved the Distribution at the special general meeting. In addition, these governmental agencies may attempt to condition their approval of the Merger on the imposition of conditions that could have a material adverse effect on the combined company's operating results or the value of the combined company after the Distribution and Merger are completed. Any delay in the completion of the Distribution and Merger could diminish anticipated benefits of the Distribution and Merger or result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the transaction. Any uncertainty over the ability of the companies to complete the Distribution and Merger could make it more difficult for Tyco Flow Control and Pentair to retain key employees or to pursue business strategies. In addition, until the Distribution and Merger are completed, the attention of Tyco Flow Control and Pentair management may be diverted from ongoing business concerns and regular business responsibilities to the extent management is focused on matters relating to the transaction, such as obtaining regulatory approvals.

         The pendency of the Merger could potentially adversely affect the business and operations of Tyco Flow Control and the Pentair business.

        In connection with the pending Merger, some customers of each of Tyco Flow Control and the Pentair business may delay or defer decisions or may end their relationships with the relevant company, which could negatively affect the revenues, earnings and cash flows of Tyco Flow Control and Pentair, regardless of whether the Merger is completed. Similarly, it is possible that current and prospective employees of Tyco Flow Control and Pentair could experience uncertainty about their future roles with the combined company following the Merger, which could materially adversely affect the ability of each of Tyco Flow Control and Pentair to attract and retain key personnel during the pendency of the Merger.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
12/31/11–1/27/12	2,085,752	$48.00	2,083,899	$400,044,815
1/28/12–3/2/12	1,354	$49.67	—
3/3/12–3/30/12	8,713	$52.75	—

        The transactions described in the table above represent the repurchase of common shares on the New York Stock Exchange as part of the $1.0 billion share repurchase program approved by the Board of Directors in April 2011 ("2011 Share Repurchase Program"). In addition, the Company also acquires shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. Approximately 11,920 shares were acquired in these vesting-related transactions outside of the share repurchase program during the quarter ended March 30, 2012. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. As of March 30, 2012, approximately $400 million remained outstanding under the 2011 Share Repurchase Program.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Reserved

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Exhibit
2.1	Merger Agreement among Tyco International Ltd., Tyco Flow Control International Ltd., Panthro Acquisition Co., Panthro Merger Sub, Inc. and Pentair, Inc. (Incorporated by reference to Exhibit 2.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on March 30, 2012).
2.2
Separation and Distribution Agreement by and among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation (Incorporated by reference to Exhibit 2.2 to Tyco International Ltd.'s Current Report on Form 8-K filed on March 30, 2012).
3.1	Articles of Association of Tyco International Ltd. (Incorporated by reference to Exhibit 3.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on March 12, 2012).
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
101
Financial statements from the quarterly report on Form 10-Q of Tyco International Ltd. for the quarter ended March 30, 2012 formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:	/s/ FRANK S. SKLARSKY Frank S. Sklarsky Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 26, 2012