Form 10-Q
period 2012-06-29
TYCO INTERNATIONAL LTD
filed 2012-07-31
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2012
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

        The number of common shares outstanding as of July 26, 2012 was 459,875,217.

TYCO INTERNATIONAL LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Revenue from product sales	$2,480	$2,335	$7,180	$6,960
Service revenue	1,980	1,957	5,841	5,702

Net revenue	4,460	4,292	13,021	12,662
Cost of product sales	1,692	1,629	4,931	4,870
Cost of services	1,004	1,011	2,984	2,963
Selling, general and administrative expenses	1,293	1,142	3,525	3,364
Separation costs (see Note 2)	61	—	159	—
Restructuring, asset impairments and divestiture charges (gains), net (see Notes 3 and 4)	43	35	99	(153)

Operating income	367	475	1,323	1,618
Interest income	6	7	19	25
Interest expense	(63)	(59)	(182)	(184)
Other expense, net	(5)	(3)	(19)	(9)

Income from continuing operations before income taxes	305	420	1,141	1,450
Income tax expense	(53)	(58)	(221)	(278)

Income from continuing operations	252	362	920	1,172
(Loss) income from discontinued operations, net of income taxes	(10)	(4)	(17)	161

Net income	242	358	903	1,333
Less: noncontrolling interest in subsidiaries net income	—	(1)	1	—

Net income attributable to Tyco common shareholders	$242	$359	$902	$1,333

Amounts attributable to Tyco common shareholders:
Income from continuing operations	$252	$363	$919	$1,172
(Loss) income from discontinued operations	(10)	(4)	(17)	161

Net income attributable to Tyco common shareholders	$242	$359	$902	$1,333

Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.54	$0.78	$1.98	$2.46
(Loss) income from discontinued operations	(0.02)	(0.01)	(0.03)	0.34

Net income attributable to Tyco common shareholders	$0.52	$0.77	$1.95	$2.80

Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.54	$0.76	$1.96	$2.44
(Loss) income from discontinued operations	(0.03)	—	(0.04)	0.33

Net income attributable to Tyco common shareholders	$0.51	$0.76	$1.92	$2.77

Weighted average number of shares outstanding:
Basic	463	468	463	476
Diluted	470	475	469	481

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except per share data)

	June 29, 2012	September 30, 2011
Assets
Current Assets:
Cash and cash equivalents	$1,118	$1,390
Accounts receivable, less allowance for doubtful accounts of $120 and $110, respectively	2,475	2,400
Inventories	1,552	1,343
Prepaid expenses and other current assets	1,099	896
Deferred income taxes	402	402
Assets held for sale	—	2

Total current assets	6,646	6,433
Property, plant and equipment, net	4,173	4,051
Goodwill	10,029	9,999
Intangible assets, net	3,750	3,628
Other assets	2,470	2,666

Total Assets	$27,068	$26,777

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$16	$2
Accounts payable	1,389	1,278
Accrued and other current liabilities	2,244	2,407
Deferred revenue	686	643

Total current liabilities	4,335	4,330
Long-term debt	4,149	4,146
Deferred revenue	1,150	1,143
Other liabilities	2,912	2,878

Total Liabilities	12,546	12,497

Commitments and Contingencies (see Note 11)
Redeemable noncontrolling interest (see Note 14)	106	93

Tyco Shareholders' Equity:
Common shares, CHF 6.70 par value, 825,222,070 shares authorized, 486,414,669 shares issued as of both June 29, 2012 and September 30, 2011	2,792	2,792
Common shares held in treasury, 26,640,722 and 21,790,502 shares, as of June 29, 2012 and September 30, 2011, respectively	(1,205)	(951)
Contributed surplus	10,441	10,717
Accumulated earnings	2,960	2,058
Accumulated other comprehensive loss	(588)	(434)

Total Tyco Shareholders' Equity	14,400	14,182
Nonredeemable noncontrolling interest	16	5

Total Equity	14,416	14,187

Total Liabilities, Redeemable Noncontrolling Interest and Equity	$27,068	$26,777

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	For the Nine Months Ended
	June 29, 2012	June 24, 2011
Cash Flows From Operating Activities:
Net income attributable to Tyco common shareholders	$902	$1,333
Noncontrolling interest in subsidiaries net income	1	—
Loss (income) from discontinued operations, net of income taxes	17	(161)

Income from continuing operations	920	1,172
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	1,021	976
Non-cash compensation expense	80	86
Deferred income taxes	72	119
Provision for losses on accounts receivable and inventory	90	61
Loss (gain) on divestitures	17	(227)
Other non-cash items	77	54
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(119)	(183)
Contracts in progress	(34)	(47)
Inventories	(233)	(195)
Prepaid expenses and other current assets	(137)	(18)
Accounts payable	83	(53)
Accrued and other liabilities	(75)	(172)
Deferred revenue	50	39
Other	18	8

Net cash provided by operating activities	1,830	1,620

Net cash used in discontinued operating activities	—	(8)

Cash Flows From Investing Activities:
Capital expenditures	(694)	(548)
Proceeds from disposal of assets	9	7
Acquisition of businesses, net of cash acquired	(217)	(228)
Acquisition of dealer generated customer accounts and bulk account purchases	(512)	(451)
Divestiture of businesses, net of cash divested	(4)	711
Other	59	(6)

Net cash used in investing activities	(1,359)	(515)

Net cash provided by discontinued investing activities	—	259

Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	1,224	161
Repayment of short-term debt	(1,225)	(653)
Proceeds from issuance of long-term debt	—	497
Repayment of long-term debt	(3)	(3)
Proceeds from exercise of share options	140	112
Dividends paid	(346)	(342)
Repurchase of common shares by treasury	(500)	(1,300)
Transfer from discontinued operations	—	251
Other	(22)	9

Net cash used in financing activities	(732)	(1,268)

Net cash used in discontinued financing activities	—	(251)

Effect of currency translation on cash	(11)	27

Net decrease in cash and cash equivalents	(272)	(136)
Decrease in cash and cash equivalents from deconsolidation of variable interest entity	—	(10)
Cash and cash equivalents at beginning of period	1,390	1,775

Cash and cash equivalents at end of period	$1,118	$1,629

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

For the Nine Months Ended June 29, 2012 and June 24, 2011

(in millions)

	Number of Common Shares	Common Shares at Par Value	Treasury Shares	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Tyco Shareholders' Equity	Nonredeemable Noncontrolling Interest	Total Equity
Balance as of September 24, 2010	488	$2,948	$(976)	$12,121	$312	$(321)	$14,084	$17	$14,101
Comprehensive income:
Net income					1,333		1,333	—	1,333
Deconsolidation of variable interest entity due to adoption of an accounting standard							—	(11)	(11)
Currency translation, net of income tax expense of $1 million						289	289		289
Unrealized loss on marketable securities						(1)	(1)		(1)
Retirement plans, net of income tax expense of $5 million						43	43		43

Total comprehensive income							1,664	(11)	1,653
Cancellation of treasury shares		(160)	1,075	(915)			—		—
Dividends declared (See Note 13)		4		(465)			(461)		(461)
Shares issued from treasury for vesting of share based equity awards	6		218	(106)			112		112
Repurchase of common shares	(30)		(1,300)				(1,300)		(1,300)
Compensation expense				86			86		86
Other			(5)		(3)		(8)	(1)	(9)

Balance as of June 24, 2011	464	$2,792	$(988)	$10,721	$1,642	$10	$14,177	$5	$14,182

	Number of Common Shares	Common Shares at Par Value	Treasury Shares	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Tyco Shareholders' Equity	Nonredeemable Noncontrolling Interest	Total Equity
Balance as of September 30, 2011	465	$2,792	$(951)	$10,717	$2,058	$(434)	$14,182	$5	$14,187
Comprehensive income:
Net income (loss)					902		902	(1)	901
Currency translation, net of income tax expense of $1 million						(166)	(166)		(166)
Unrealized gain on marketable securities and derivative instruments, net of income tax benefit of $3 million						1	1		1
Retirement plans, net of income tax expense of $6 million						11	11		11

Total comprehensive income							748	(1)	747
Dividends declared (See Note 13)				(229)			(229)		(229)
Shares issued from treasury for vesting of share based equity awards	6		268	(128)			140		140
Repurchase of common shares	(11)		(500)				(500)		(500)
Compensation expense				81			81		81
Noncontrolling interest related to acquisitions							—	13	13
Other			(22)				(22)	(1)	(23)

Balance as of June 29, 2012	460	$2,792	$(1,205)	$10,441	$2,960	$(588)	$14,400	$16	$14,416

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

        Effective in the Company's second fiscal quarter of 2012, the Company reorganized its reportable segments to more closely align with its reporting and management structure, which had been realigned in anticipation of the spin-offs of the Company's ADT North American residential security business and its flow control business. See Note 2. Under the new reporting structure, the former Tyco Security Solutions segment was split between the new ADT North American Residential segment and the new Commercial Fire and Security segment. The new ADT North American Residential segment consists of the residential and small business security business in the United States and Canada that was formerly part of the Tyco Security Solutions segment. The new Commercial Fire and Security segment consists of (i) the former Tyco Fire Protection segment, (ii) the North American commercial security business that was formerly part of the Tyco Security Solutions segment, along with all of the security businesses outside of the United States and Canada, and (iii) the security products business that was formerly part of the Tyco Security Solutions segment. The Company's Flow Control segment continues as it has been historically constituted. As a result, prior period segment amounts have been recast to the current period presentation. See Note 16. The recast financial data does not constitute stand-alone historical financial statements for the entities that will be distributed in the spin-offs (and, in the case of Flow Control, the subsequent merger with Pentair, Inc. ("Pentair") (See Note 2)) and does not reflect any adjustments that are likely to be reflected therein. The combined historical financial statements for the entities to be distributed are contained in documents filed with the U.S. Securities and Exchange commission ("SEC") in connection with the spin-offs and associated transactions.

        As a result of this realignment, the Company has three reportable segments: Commercial Fire and Security, ADT North American Residential and Flow Control.

        References to 2012 and 2011 are to Tyco's fiscal quarters ending June 29, 2012 and June 24, 2011, respectively, unless otherwise indicated.

        The Company has a 52 or 53-week fiscal year that ends on the last Friday in September. Fiscal year 2012 will be a 52-week year, whereas fiscal 2011 was a 53-week year.

        Reclassifications—During the second quarter of fiscal 2012, the Company reclassified a business which satisfied the criteria to be presented as discontinued operations to (loss) income from discontinued operations, net of income taxes in the Consolidated Statements of Operations and assets held for sale within the Consolidated Balance Sheet. See Note 3. In addition, prior period segment

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

amounts have been recast to conform to the current period presentation as a result of the segment realignment discussed above. See Note 16.

        Recently Issued Accounting Pronouncements—In June 2011, the FASB issued authoritative guidance for the presentation of comprehensive income. The guidance amended the reporting of Other Comprehensive Income ("OCI") by eliminating the option to present OCI as part of the Consolidated Statement of Shareholders' Equity. The amendment will not impact the accounting for OCI, but only its presentation in the Company's Consolidated Financial Statements. The guidance requires that items of net income and OCI be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements which include total net income and its components, consecutively followed by total OCI and its components to arrive at total comprehensive income. In December 2011, the FASB issued authoritative guidance to defer the effective date for those aspects of the guidance relating to the presentation of reclassification adjustments out of accumulated other comprehensive income by component. The guidance must be applied retrospectively and is effective for Tyco in the first quarter of fiscal 2013.

        In September 2011, the FASB issued authoritative guidance which expanded and enhanced the existing disclosure requirements related to multi-employer pension and other postretirement benefit plans. The amendments require additional quantitative and qualitative disclosures to provide more detailed information regarding these plans including: the significant multi-employer plans in which the Company participates, the level of the Company's participation and contributions with respect to such plans, the financial health of such plans and an indication of funded status. These disclosures are intended to provide users of financial statements with a better understanding of the employer's involvement in multi-employer benefit plans. The guidance must be applied retrospectively and is effective for Tyco in fiscal 2012 and will be adopted concurrent with the pension disclosures associated with the Company's annual valuation process during the fourth quarter of fiscal 2012. The Company is currently assessing what impact, if any, the guidance will have on its annual disclosures.

        In September 2011, the FASB issued authoritative guidance which amends the process of testing goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (defined as having a likelihood of more than fifty percent) that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the traditional two step goodwill impairment test is unnecessary. If an entity concludes otherwise, it would be required to perform the first step of the two step goodwill impairment test. If the carrying amount of the reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test. However, an entity has the option to bypass the qualitative assessment in any period and proceed directly to step one of the impairment test. The guidance is effective for Tyco for interim and annual impairment testing beginning in the first quarter of fiscal 2013.

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

        During the quarter and nine months ended June 29, 2012, the Company incurred aggregate separation related charges of $72 million and $195 million, respectively, which primarily related to professional fees, as well as costs related to the Merger. The Company did not incur any separation related charges during the quarter and nine months ended June 24, 2011. Separation costs were classified in the Company's Consolidated Statement of Operations as follows ($ in millions):

	For the Quarter Ended June 29, 2012	For the Nine Months Ended June 29, 2012
Selling, general and administrative expenses ("SG&A")	$4	$4
Separation costs	61	159
Restructuring, asset impairments and divestiture charges (gains), net	4	29
Interest expense (See Note 9)	3	3

Total	$72	$195

3.    Divestitures

        The Company has continued to assess the strategic fit of its various businesses and has pursued divestiture of certain businesses which do not align with its long-term strategy.

Fiscal 2012

        During the second quarter of fiscal 2012, the Company sold its Fire Equipment de Mexico, S.A. ("FEMSA") business, which was part of the Company's Commercial Fire and Security segment. The sale was completed for approximately $1 million of cash consideration and a pre-tax loss of $3 million was recorded in (loss) income from discontinued operations, net of income taxes in the Company's Consolidated Statements of Operations.

        Additionally, the quarter and nine months ended June 29, 2012 include $10 million and $21 million of income tax expense associated with pre-2007 Separation tax liabilities, which was recorded in (loss) income from discontinued operations, net of income taxes in the Company's Consolidated Statements of Operations. During the quarter ended June 29, 2012, the Company was reimbursed $8 million pursuant to a tax sharing agreement (the "2007 Tax Sharing Agreement") entered into in conjunction with the spin-offs of Covidien and TE Connectivity (the "2007 Separation"), which had been recorded in (loss) income from discontinued operations, net of income taxes in the Company's Consolidated Statements of Operations, during the second quarter of fiscal 2012.

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

        In accordance with the terms and conditions of the Agreement, CD&R is entitled to a quarterly dividend which is payable in cash or in shares of Preferred Stock, at the discretion of Atkore. Since the closing of the transaction, Atkore has elected to pay CD&R's quarterly dividend in shares of Preferred Stock, which has diluted the Company's ownership in Atkore. As of June 29, 2012, the Company's ownership percentage was approximately 45%. Tyco's retained ownership interest in Atkore is accounted for under the equity method of accounting and is recorded in other assets in the Company's Consolidated Balance Sheet as of June 29, 2012 and September 30, 2011. The Company's proportionate share of Atkore's net loss is recorded within other expense, net in the Company's Consolidated Statements of Operations. The Company recorded an equity loss of $6 million and $17 million for the quarter and nine months ended June 29, 2012, respectively, and equity income of $9 million and $2 million for the quarter and nine months ended June 24, 2011, respectively.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Divestitures (Continued)

        Net revenue, pre-tax loss from discontinued operations, pre-tax income on sale of discontinued operations, income tax provision and (loss) income from discontinued operations, net of income taxes are as follows ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Net revenue	$—	$1	$1	$5

Pre-tax loss from discontinued operations	$—	$—	$—	$(4)
Pre-tax income on sale of discontinued operations	—	—	5	168
Income tax provision	(10)	(4)	(22)	(3)

(Loss) income from discontinued operations, net of income taxes	$(10)	$(4)	$(17)	$161

        There were no material pending divestitures as of June 29, 2012. Balance sheet information for material pending divestitures as of September 30, 2011 was as follows ($ in millions):

As of September 30, 2011
Accounts receivable, net	$1
Inventories	1

Total assets	$2

Divestiture Charges (Gains), Net

        During the quarter and nine months ended June 29, 2012, the Company recorded a net loss of $14 million and $17 million, respectively, in restructuring, asset impairments and divestiture charges (gains), net in the Company's Consolidated Statements of Operations primarily in connection with an indemnification of approximately $8 million for both periods resulting from the divestiture of the Company's Electrical and Metal Products business and the divestiture and write-down to fair value less cost to sell of certain businesses that did not meet the criteria for discontinued operations.

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

4.    Restructuring and Asset Impairment Charges, Net

        The Company continues to identify and pursue opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across the Company's businesses and to prepare the Company for the anticipated 2012 Separation. The Company expects to incur restructuring and restructuring related charges of approximately $75 million to $100 million in fiscal

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Restructuring and Asset Impairment Charges, Net (Continued)

2012. The Company expects to incur an additional $75 million to $100 million in restructuring and restructuring related charges in fiscal 2012 in conjunction with the 2012 Separation. See Note 2.

        The Company recorded restructuring and asset impairment charges by program and Consolidated Statement of Operations classification as follows ($ in millions):

	For the Quarter Ended June 29, 2012	For the Quarter Ended June 24, 2011	For the Nine Months Ended June 29, 2012	For the Nine Months Ended June 24, 2011
2012 actions	$25	$—	$69	$—
2011 program	2	25	9	70
2009 and prior programs	2	5	4	4

Total restructuring and asset impairment charges, net	$29	$30	$82	$74

Charges reflected in cost of sales	—	1	—	1
Charges reflected in SG&A	—	—	—	(1)
Charges reflected in restructuring, asset impairments and divestiture charges (gains), net	$29	$29	$82	$74

2012 Actions

        Restructuring and asset impairment charges, net, during the quarter and nine months ended June 29, 2012 related to the 2012 actions are as follows ($ in millions):

	For the Quarter Ended June 29, 2012
	Employee Severance and Benefits(1)	Facility Exit and Other Charges(2)	Total
Commercial Fire and Security	$10	$1	$11
Flow Control	5	5	10
Corporate and Other	2	2	4

Total	$17	$8	$25

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Restructuring and Asset Impairment Charges, Net (Continued)

	For the Nine Months Ended June 29, 2012
	Employee Severance and Benefits(1)	Facility Exit and Other Charges(2)	Total
Commercial Fire and Security	$23	$27	$50
Flow Control	7	6	13
Corporate and Other	3	3	6

Total	$33	$36	$69

(1)
Includes $2 million and $3 million of charges for the quarter and nine months ended June 29, 2012, respectively, related to the 2012 Separation recorded by Corporate and Other.

(2)
Includes nil and $23 million of asset impairment charges recorded by Commercial Fire and Security for the quarter and nine months ended June 29, 2012, respectively, related to the 2012 Separation. Includes $2 million and $3 million of other restructuring charges recorded by Corporate and Other for the quarter and nine months ended June 29, 2012, respectively, related to the 2012 Separation.

        The rollforward of the reserves from September 30, 2011 to June 29, 2012 is as follows ($ in millions):

Balance as of September 30, 2011	$—
Charges	43
Reversals	(1)
Utilization	(13)
Currency translation	(2)

Balance as of June 29, 2012	$27

2011 Program

        During fiscal 2011, the Company continued to identify and pursue opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across the Company's business (the "2011 Program").

        Restructuring and asset impairment charges, net, during the quarters and nine months ended June 29, 2012 and June 24, 2011 related to the 2011 Program are as follows ($ in millions):

	For the Quarter Ended June 29, 2012
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
Commercial Fire and Security	$2	$—	$2
Flow Control	—	1	1
Corporate and Other	(1)	—	(1)

Total	$1	$1	$2

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Restructuring and Asset Impairment Charges, Net (Continued)

	For the Quarter Ended June 24, 2011
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Total
Commercial Fire and Security	$20	$2	$1	$23
ADT North American Residential	(3)	—	—	(3)
Flow Control	2	—	—	2
Corporate and Other	—	3	—	3

Total	$19	$5	$1	$25

	For the Nine Months Ended June 29, 2012
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
Commercial Fire and Security	$5	$1	$6
ADT North American Residential	—	3	3
Flow Control	(1)	1	—
Corporate and Other	(1)	1	—

Total	$3	$6	$9

	For the Nine Months Ended June 24, 2011
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Charges Reflected in SG&A	Total
Commercial Fire and Security	$50	$2	$1	$—	$53
ADT North American Residential	(3)	3	—	—	—
Flow Control	6	2	—	(1)	7
Corporate and Other	6	4	—	—	10

Total	$59	$11	$1	$(1)	$70

        Restructuring and asset impairment charges, net, incurred cumulative to date from initiation of the 2011 Program are as follows ($ in millions):

	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Charges Reflected in SG&A	Total
Commercial Fire and Security	$52	$6	$2	$—	$60
ADT North American Residential	4	6	—	—	10
Flow Control	9	4	—	(1)	12
Corporate and Other	5	7	—	—	12

Total	$70	$23	$2	$(1)	$94

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Restructuring and Asset Impairment Charges, Net (Continued)

        The rollforward of the reserves from September 30, 2011 to June 29, 2012 is as follows ($ in millions):

Balance as of September 30, 2011	$53
Charges	14
Reversals	(5)
Utilization	(33)
Reclass	1

Balance as of June 29, 2012	$30

2009 and prior programs

        The Company continues to maintain restructuring reserves related to programs initiated prior to fiscal 2011. The total amount of these reserves were $53 million and $79 million as of June 29, 2012 and September 30, 2011, respectively. The Company incurred $2 million and $4 million of restructuring charges for the quarter and nine months ended June 29, 2012, respectively, and $5 million and $4 million of restructuring charges for the quarter and nine months ended June 24, 2011, respectively, related to 2009 and prior programs. The net decrease in the reserves is primarily due to cash utilization of $28 million. The aggregate remaining reserves primarily relate to facility exit costs for long-term non-cancelable lease obligations primarily within the Company's Commercial Fire and Security segment.

Total Restructuring Reserves

        As of June 29, 2012 and September 30, 2011, restructuring reserves related to all programs and actions were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	As of June 29, 2012	As of September 30, 2011
Accrued and other current liabilities	$86	$99
Other liabilities	24	33

Total	$110	$132

5.    Acquisitions

Acquisitions

        During the quarter ended June 29, 2012, cash paid for acquisitions included in continuing operations totaled $12 million, net of cash acquired of $1 million related to an acquisition within the Company's Commercial Fire and Security segment. During the nine months ended June 29, 2012, cash paid for acquisitions included in continuing operations totaled $217 million, net of cash acquired of $16 million, the most significant of which related to the acquisition of Visonic Ltd. ("Visonic"). Visonic is a global developer and manufacturer of electronic security systems and components. Cash paid for Visonic totaled approximately $94 million, net of cash acquired of $5 million by the Company's Commercial Fire and Security segment. The balance of the acquisitions for the nine months ended June 29, 2012 were all included in the Company's Commercial Fire and Security segment, none of which were material individually or in the aggregate.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.    Acquisitions (Continued)

        During the quarter and nine months ended June 24, 2011, cash paid for acquisitions included in continuing operations totaled $219 million and $228 million, respectively, which primarily related to the acquisition of Oceania Capital Partners Limited's Signature Security Group ("Signature Security") within our Commercial Fire and Security segment. Signature Security's business is focused on providing electronic security to the small business and residential markets in Australia and New Zealand. Cash paid for Signature Security totaled approximately $184 million, net of cash acquired of $2 million.

Acquisition and Integration Related Costs

        Acquisition and integration costs are expensed as incurred. During the quarter and nine months ended June 29, 2012, the Company incurred acquisition and integration costs of $5 million and $21 million, respectively. Such costs are recorded in selling, general and administrative expenses in the Company's Consolidated Statements of Operations for the quarter and nine months ended June 29, 2012.

        During the quarter and nine months ended June 24, 2011, the Company incurred acquisition and integration costs of $9 million and $26 million, respectively. These costs were incurred primarily in connection with the acquisitions of Signature Security and KEF Holdings Ltd. ("KEF") during fiscal 2011 within its Commercial Fire and Security and Flow Control segments, respectively, and the acquisition of Brink's Home Security Inc. ("Broadview Security") during fiscal 2010 within its ADT North American Residential segment. Such costs are recorded within selling, general and administrative expenses in the Company's Consolidated Statement of Operations.

Dealer Generated Customer Accounts and Bulk Account Purchases

        During the quarter and nine months ended June 29, 2012, the Company made cash payments of $176 million and $512 million, respectively, to acquire approximately 154,000 and 446,000 customer contracts for electronic security services primarily within its ADT North American Residential segment.

        During the quarter and nine months ended June 24, 2011, the Company made cash payments of $172 million and $451 million, respectively, to acquire approximately 159,000 and 419,000 customer contracts for electronic security services primarily within its ADT North American Residential segment.

6.    Income Taxes

        The Company did not have a significant change to its unrecognized tax benefits during the quarter ended June 29, 2012. The Company's unrecognized tax benefits were reduced by $46 million primarily as a result of audit settlements during the nine months ended June 29, 2012, of which $35 million was recognized in the Company's Consolidated Statement of Operations.

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

        Based on the current status of its income tax audits, the Company believes that it is reasonably possible that between nil and $20 million in unrecognized tax benefits may be resolved in the next twelve months.

        At each balance sheet date, management evaluates whether it is more likely than not that the Company's deferred tax assets will be realized and if sufficient future taxable income will be available by assessing current period and projected operating results and other pertinent data. As of June 29, 2012, the Company had recorded net deferred tax assets of $1.3 billion, which is comprised of $2.7 billion gross deferred tax assets and $1.4 billion of gross valuation allowances.

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

        Under the 2007 Tax Sharing Agreement, Tyco shares responsibility for certain of its, Covidien's and TE Connectivity's income tax liabilities, which result in cash payments, based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and TE Connectivity share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and TE Connectivity's U.S. and certain non-U.S. income tax returns. The costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties. In connection with the execution of the 2007 Tax Sharing Agreement, Tyco established a net receivable from Covidien and TE Connectivity representing the amount Tyco expected to receive for pre-2007 Separation uncertain tax positions, including amounts owed to the Internal Revenue Service ("IRS"). As of June 29, 2012 and September 30, 2011, the aggregate amount of the net receivable was $76 million and $89 million, respectively, of which $67 million and $73 million, respectively, was included in other assets and $9 million and $16 million, respectively, was included in prepaid expenses and other current assets on the Consolidated Balance Sheets. Tyco also established liabilities representing the fair market value of its share of Covidien's and

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.    Income Taxes (Continued)

TE Connectivity's estimated obligations, primarily to the IRS, for their pre-2007 Separation taxes covered by the 2007 Tax Sharing Agreement. As of June 29, 2012 and September 30, 2011, the aggregate amount of the liabilities was $406 million and $436 million, respectively, of which $400 million and $387 million, respectively, were recorded in other liabilities and $6 million and $49 million, respectively, in accrued and other current liabilities. During the nine months ended June 29, 2012, Tyco made a net cash payment of $13 million to Covidien and TE Connectivity related to the resolution of certain IRS audit and pre-Separation tax matters.

        Tyco assesses the shared tax liabilities and related guaranteed liabilities at each reporting period. The receivable and liability were initially recognized with an offset to shareholders' equity in 2007. During the quarters ended June 29, 2012 and June 24, 2011, Tyco recorded income of $1 million and expense of $12 million, respectively, in accordance with the 2007 Tax Sharing Agreement. During the nine months ended June 29, 2012 and June 24, 2011, Tyco recorded expense of $3 million and $11 million, respectively, in accordance with the 2007 Tax Sharing Agreement. Tyco will provide payment to Covidien and TE Connectivity under the 2007 Tax Sharing Agreement as the shared income tax liabilities are settled. Settlement is expected to occur as the audit process by applicable taxing authorities is completed for the impacted years and cash payments are made. Due to the nature of the unresolved adjustments described in the next paragraph, the maximum amount of potential future payments under the 2007 Tax Sharing Agreement is not determinable. Such cash payments, when they occur, will reduce the guarantor liability as such payments represent an equivalent reduction of risk. Tyco also assesses the sufficiency of the 2007 Tax Sharing Agreement guarantee liability on a quarterly basis and will increase the liability if and when it becomes probable that cash payments expected to be made under the 2007 Tax Sharing Agreement exceed the recorded balance.

        Tyco and its subsidiaries' income tax returns are examined periodically by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments, in particular with respect to years preceding the 2007 Separation. The issues and proposed adjustments related to such years are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement. Tyco is reviewing and contesting certain of the proposed tax adjustments. With respect to adjustments raised by the IRS, although the Company has resolved a substantial number of these adjustments, a few significant items are expected to remain open with respect to the audit of the 1997 through 2004 years. As of the date hereof, it is unlikely that Tyco will be able to resolve all the open items, which primarily involve the treatment of certain intercompany debt transactions during the period, through the IRS appeals process. As a result, Tyco expects to litigate these matters once it receives the requisite statutory notices from the IRS, which may occur as soon as within the next three months. The Company has assessed its obligations under the 2007 Tax Sharing Agreement, including with respect to the proposed civil fraud penalties discussed below, to determine that its recorded liability of $406 million is sufficient to cover the indemnifications made by the Company under such agreement. See Note 19. However, the ultimate resolution of these matters is uncertain and could result in a material adverse impact to the Company's financial position, results of operations, cash flows or the effective tax rate in future reporting periods.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.    Income Taxes (Continued)

        In addition to dealing with pre-2007 Separation tax liabilities of each of the three entities party thereto, the 2007 Tax Sharing Agreement contains sharing provisions to address the contingency that the 2007 Separation itself, or internal transactions related to the 2007 Separation, may be deemed taxable by U.S. or non U.S. taxing authorities. In the event the 2007 Separation is determined to be taxable and such determination was the result of actions taken after the 2007 Separation by Tyco, Covidien or TE Connectivity, the party responsible for such failure would be responsible for all taxes imposed on each company as a result thereof. If such determination is not the result of actions taken by any of the three companies after the 2007 Separation, then Tyco, Covidien and TE Connectivity would be responsible for 27%, 42% and 31%, respectively, of any taxes imposed on any of the companies as a result of such determination. Such tax amounts could be significant. The Company is responsible for all of its own taxes that are not shared pursuant to the 2007 Tax Sharing Agreement's sharing formula. In addition, Covidien and TE Connectivity are responsible for their tax liabilities that are not subject to the 2007 Tax Sharing Agreement's sharing formula.

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

7.    Earnings Per Share

        The reconciliations between basic and diluted earnings per share attributable to Tyco common shareholders are as follows (in millions, except per share data):

	For the Quarter Ended June 29, 2012			For the Quarter Ended June 24, 2011
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$252	463	$0.54	$363	468	$0.78
Share options and restricted share awards	—	7		—	7

Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations attributable to Tyco common shareholders, giving effect to dilutive adjustments	$252	470	$0.54	$363	475	$0.76

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Earnings Per Share (Continued)

	For the Nine Months Ended June 29, 2012			For the Nine Months Ended June 24, 2011
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$919	463	$1.98	$1,172	476	$2.46
Share options and restricted share awards	—	6		—	5

Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations attributable to Tyco common shareholders, giving effect to dilutive adjustments	$919	469	$1.96	$1,172	481	$2.44

        The computation of diluted earnings per share for the quarter and nine months ended June 29, 2012 excludes the effect of the potential exercise of share options to purchase approximately 6 million and 8 million shares, respectively, and excludes restricted stock units of nil for both periods because the effect would be anti-dilutive.

        The computation of diluted earnings per share for the quarter and nine months ended June 24, 2011 excludes the effect of the potential exercise of share options to purchase approximately 6 million and 10 million shares, respectively, and excludes restricted stock units of approximately nil and 1 million shares respectively, because the effect would be anti-dilutive.

8.    Goodwill and Intangible Assets

        Annually, in the fiscal fourth quarter, and more frequently if triggering events occur, the Company tests goodwill for impairment by comparing the fair value of each reporting unit with its carrying amount. Fair value for each reporting unit is determined utilizing a discounted cash flow analysis based on the Company's forecast cash flows discounted using an estimated weighted-average cost of capital of market participants. A market approach is utilized to corroborate the discounted cash flow analysis performed at each reporting unit. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered potentially impaired. In determining fair value, management relies on and considers a number of factors, including operating results, business plans, economic projections, anticipated future cash flow, comparable market transactions (to the extent available), other market data and the Company's overall market capitalization.

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

        As a result of the realignment of business activities, the historical amounts have been recast. The changes in the carrying amount of goodwill by segment are as follows ($ in millions):

	As of September 30, 2011	Acquisitions/ Purchase Accounting Adjustments	Divestitures	Currency Translation	As of June 29, 2012
Commercial Fire and Security
Gross Goodwill	$5,997	$100	$—	$(23)	$6,074
Impairments	(1,761)	—	—	—	(1,761)

Carrying Amount of Goodwill	4,236	100	—	(23)	4,313

ADT North American Residential
Gross Goodwill	3,593	—	—	1	3,594
Impairments	—	—	—	—	—

Carrying Amount of Goodwill	3,593	—	—	1	3,594

Flow Control
Gross Goodwill	2,170	(1)	(1)	(46)	2,122
Impairments	—	—	—	—	—

Carrying Amount of Goodwill	2,170	(1)	(1)	(46)	2,122

Total
Gross Goodwill	11,760	99	(1)	(68)	11,790
Impairments	(1,761)	—	—	—	(1,761)

Carrying Amount of Goodwill	$9,999	$99	$(1)	$(68)	$10,029

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Goodwill and Intangible Assets (Continued)

	As of September 24, 2010	Acquisitions/ Purchase Accounting Adjustments	Divestitures	Currency Translation	As of September 30, 2011
Commercial Fire and Security
Gross Goodwill	$5,841	$176	$(5)	$(15)	5,997
Impairments	(1,761)	—	—	—	(1,761)

Carrying Amount of Goodwill	4,080	176	(5)	(15)	4,236

ADT North American Residential
Gross Goodwill	3,591	2	—	—	3,593
Impairments	—	—	—	—	—

Carrying Amount of Goodwill	3,591	2	—	—	3,593

Flow Control
Gross Goodwill	1,906	253	(16)	27	2,170
Impairments	—	—	—	—	—

Carrying Amount of Goodwill	1,906	253	(16)	27	2,170

Electrical and Metal Products
Gross Goodwill	935	—	(935)	—	—
Impairments	(935)	—	935	—	—

Carrying Amount of Goodwill	—	—	—	—	—

Total
Gross Goodwill	12,273	431	(956)	12	11,760
Impairments	(2,696)	—	935	—	(1,761)

Carrying Amount of Goodwill	$9,577	$431	$(21)	$12	$9,999

        The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets as of June 29, 2012 and September 30, 2011 ($ in millions):

	As of June 29, 2012		As of September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$8,745	$5,470	$8,225	$5,077
Intellectual property	605	499	571	483
Other	89	30	116	22

Total	$9,439	$5,999	$8,912	$5,582

Non-Amortizable:
Intellectual property	$224		$212
Other	86		86

Total	$310		$298

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Goodwill and Intangible Assets (Continued)

        Intangible asset amortization expense for the quarters ended June 29, 2012 and June 24, 2011 was $167 million and $157 million, respectively. Intangible asset amortization expense for the nine months ended June 29, 2012 and June 24, 2011 was $494 million and $461 million, respectively. As of June 29, 2012, the weighted-average amortization period for contracts and related customer relationships, intellectual property, other and total amortizable intangible assets were 14 years, 19 years, 15 years, and 14 years, respectively.

        The estimated aggregate amortization expense on intangible assets is expected to be approximately $150 million for the remainder of 2012, $575 million for 2013, $475 million for 2014, $400 million for 2015, $350 million for 2016 and $1,490 million for 2017 and thereafter.

9.    Debt

        Debt as of June 29, 2012 and September 30, 2011 is as follows ($ in millions):

	As of June 29, 2012	As of September 30, 2011
6.0% public notes due 2013	$656	$655
4.125% public notes due 2014	499	499
3.375% public notes due 2015	499	499
3.75% public notes due 2018	249	249
8.5% public notes due 2019	750	750
7.0% public notes due 2019	430	431
6.875% public notes due 2021	714	715
4.625% public notes due 2023	248	248
Other(1)(2)	120	102

Total debt	4,165	4,148
Less current portion	16	2

Long-term debt	$4,149	$4,146

(1)
$16 million of the amount shown as other, comprise the current portion of the Company's total debt as of June 29, 2012.

(2)
$2 million of the amount shown as other, comprise the current portion of the Company's total debt as of September 30, 2011.

  Fair Value

        The carrying amount of Tyco's debt subject to the fair value disclosure requirements as of June 29, 2012 and September 30, 2011 was $4,045 million and $4,046 million, respectively. The Company has determined the fair value of such debt to be $4,789 million and $4,689 million as of June 29, 2012 and September 30, 2011, respectively. The Company utilizes various valuation methodologies to determine the fair value of its debt, which is primarily dependent on the type of market in which the Company's debt is traded. When available, the Company uses quoted market prices to determine the fair value of its debt that is traded in active markets. As of June 29, 2012 and September 30, 2011, the fair value of

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Debt (Continued)

the Company's debt which was actively traded was $4,789 million and $4,689 million, respectively. As of June 29, 2012 and September 30, 2011, the Company's debt that was subject to the fair value disclosure requirements was all actively traded and is classified as Level 1 in the fair value hierarchy. See Note 10 for further details on the fair value hierarchy.

  Commercial paper

        From time to time, Tyco International Finance S.A. ("TIFSA"), the Company's finance subsidiary may issue commercial paper for general corporate purposes. As of June 29, 2012 and September 30, 2011, TIFSA had no commercial paper outstanding.

  Credit Facilities

        On April 25, 2012, the Company amended its existing Five-Year Senior Unsecured Credit Agreement, dated April 25, 2007 ("the 2007 Credit Agreement"), to extend the expiration date of the facility from April 25, 2012 to September 30, 2012. Simultaneous with the extension, total commitments under the 2007 Credit Agreement facility were reduced from an aggregate of $750 million to $654 million. On June 22, 2012, the Company further amended the 2007 Credit Agreement to reduce the lenders' commitments under the 2007 Credit Agreement from an aggregate of $654 million to $500 million.

        Additionally, on June 22, 2012, TIFSA, as the Borrower, and the Company as the Guarantor, entered into a Five-Year Senior Unsecured Credit Agreement, expiring June 22, 2017, and providing for revolving credit commitments in the aggregate amount of $1.0 billion (the "2012 Credit Agreement"). In connection with entering into the 2012 Credit Agreement, TIFSA and the Company terminated the existing Four-Year Senior Unsecured Credit Agreement, dated March 24, 2011, which provided for revolving credit commitments in the aggregate amount of $750 million.

        On June 22, 2012, The ADT Corporation ("ADT"), as the Borrower, and the Company as the Guarantor, entered into a Five-Year Senior Unsecured Credit Agreement, expiring June 22, 2017, and providing for revolving credit commitments for ADT in the aggregate amount of $750 million (the "ADT Credit Agreement"), of which $250 million is available until the completion of the 2012 Separation. Upon the occurrence of the 2012 Separation, the Company will automatically and unconditionally be released from its guarantee of the ADT Credit Agreement. Additionally, on June 22, 2012, ADT entered into a 364-day bridge facility that provided for aggregate lending commitments in the amount of $2.25 billion. This facility was subsequently terminated on July 5, 2012 in connection with ADT's $2.5 billion debt issuance. See Note 21. In connection with the termination of the bridge facility, the Company recorded a $3 million charge for the quarter ended June 29, 2012 to write off costs incurred with establishing the facility which has been recorded in interest expense in the Company's Consolidated Statement of Operations.

        As of June 29, 2012, the Company's committed revolving credit facilities, including $250 million of availability under the ADT Credit Agreement, totaled $1.75 billion. These revolving credit facilities may be used for working capital, capital expenditures and general corporate purposes. As of June 29, 2012 and September 30, 2011, there were no amounts drawn under the Company's revolving credit facilities. Interest under the revolving credit facilities is variable and is calculated by reference to LIBOR or an alternate base rate.

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

10.    Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value as of June 29, 2012 and September 30, 2011. The fair value of derivative financial instruments was not material to any of the periods presented. See below for the fair value of investments and Note 9 for the fair value of debt.

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

        For derivative instruments that are designated and qualified as hedging instruments for accounting purposes, the Company documented and linked the relationships between the hedging instruments and hedged items. The Company also assessed and documented at the hedge's inception whether the derivatives used in hedging transactions were effective in offsetting changes in fair values associated with the hedged items. These hedges did not result in any hedge ineffectiveness for the quarters and nine months ended June 29, 2012 and June 24, 2011.

        All derivative financial instruments are reported on the Consolidated Balance Sheet at fair value with changes in fair value recognized currently in the Company's Statement of Operations, with the exception of net investment hedges for which changes in fair value are reported in the cumulative translation component of accumulated other comprehensive loss to the extent the hedges are effective. The ineffective portion of the hedge, if any, is recognized in the Consolidated Statement of Operations. The derivative financial instruments and impact of such changes in fair value was not material to the Consolidated Balance Sheets as of June 29, 2012 and September 30, 2011 or Consolidated Statements of Operations and Statement of Cash Flows for the quarters and nine months ended June 29, 2012 and June 24, 2011.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Financial Instruments (Continued)

Foreign Currency Exposures

        The Company manages foreign currency exchange rate risk through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective is to minimize the income statement impact and potential variability in cash flows associated with intercompany loans and accounts receivable, accounts payable and forecasted transactions that are denominated in certain foreign currencies. As of June 29, 2012 and September 30, 2011, the total gross notional amount of the Company's foreign exchange contracts was $408 million and $836 million, respectively.

        Prior to the quarter ended December 30, 2011, the Company hedged net investments in certain foreign operations through the use of foreign exchange forward contracts. The objective was to minimize the exposure to changes in the value of the foreign currency denominated net investment. As of the quarter ended December 30, 2011, the Company terminated its net investment hedge. Accordingly, the aggregate notional amount of these hedges was nil and $224 million as of June 29, 2012 and September 30, 2011, respectively. Changes in the fair value of forward contracts qualifying as net investment hedges are reported in the cumulative translation component of accumulated other comprehensive loss to the extent the hedges are effective. The ineffective portion of the hedge was not material to the Company's Consolidated Statement of Operations for the quarters and nine months ended June 29, 2012 and June 24, 2011. These contracts did not have a material impact to the Company's Consolidated Balance Sheets as of June 29, 2012 and September 30, 2011.

Interest Rate Exposures

        The Company manages interest rate risk through the use of interest rate swap transactions with financial institutions acting as principal counterparties, which are designated as fair value hedges for accounting purposes. Since the third quarter of 2009, Tyco International Finance S.A. (TIFSA), the Company's finance subsidiary, has been entering into interest rate swap transactions with the objective of managing the exposure to interest rate risk by converting interest rates of fixed-rate debt to variable rates. In these contracts, TIFSA agrees with financial institutions acting as principal counterparties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. As of June 29, 2012 and September 30, 2011, the total gross notional amount of the Company's interest rate swap contracts was $1.2 billion for both periods.

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

        The Company's exposure to credit risk associated with its derivative instruments is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. As of June 29, 2012, the Company was exposed to industry concentration with financial institutions as well as risk of loss if an individual counterparty or issuer failed to perform its obligations under contractual terms. The maximum amount of loss that the Company would incur as of June 29, 2012 without giving consideration to the effects of legally enforceable master netting agreements was approximately $37 million.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following tables present the Company's assets and liabilities measured at fair value on a recurring basis as of June 29, 2012 and September 30, 2011, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the valuation.

	As of June 29, 2012
($ in millions)	Level 1	Level 2	Total
Available-for-Sale Securities:
Corporate debt securities	$—	$34	$34
U.S. Government debt securities	76	90	166

Total	$76	$124	$200

	As of September 30, 2011
($ in millions)	Level 1	Level 2	Total
Available-for-Sale Securities:
Corporate debt securities	$—	$43	$43
U.S. Government debt securities	101	103	204

Total	$101	$146	$247

        During the quarter and nine months ended June 29, 2012, the Company did not have any significant transfers within the fair value hierarchy.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Financial Instruments (Continued)

Other

        The Company had $2.7 billion and $2.9 billion of intercompany loans designated as permanent in nature as of June 29, 2012 and September 30, 2011, respectively. For the quarters ended June 29, 2012 and June 24, 2011, the Company recorded $ 90 million of cumulative translation loss and $37 million of cumulative translation gain, respectively, through accumulated other comprehensive loss related to these loans. For the nine months ended June 29, 2012 and June 24, 2011, the Company recorded $38 million of cumulative translation loss and $169 million of cumulative translation gain, respectively, through accumulated other comprehensive loss related to these loans.

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

Legacy Matters

        Tyco is a party to several lawsuits involving disputes with former management, including Mr. L. Dennis Kozlowski, Mr. Mark Swartz and Mr. Frank Walsh Jr. In connection with Tyco's affirmative actions against, Mr. Kozlowski and Mr. Swartz, Mr. Kozlowski, through counterclaims, and Mr. Swartz, through a separate lawsuit, are seeking an aggregate of approximately $140 million allegedly due in connection with their compensation and retention arrangements and under the Employee Retirement Income Security Act ("ERISA").

        With respect to Mr. Kozlowski, on December 1, 2010, the U.S. District Court for the Southern District of New York ruled in favor of several of the Company's affirmative claims against him before trial, while dismissing all of Mr. Kozlowski's counterclaims for pay and benefits after 1995. A trial on the remaining issues between the parties is scheduled to begin on August 13, 2012. With respect to Mr. Swartz, on March 3, 2011, the same Court granted the Company's motion for summary judgment. The Court further ruled that issues related to damages will need to be resolved at trial. A trial is scheduled to begin September 18, 2012. The Company expects Mr. Kozlowski to contest the decision against him. As a result, the Company has and will continue to maintain the reserve recorded in its Consolidated Balance Sheet for the amounts allegedly due under his compensation and retention arrangements and under ERISA until the appeals process is complete. During the second quarter of fiscal 2012, the Company reversed a $50 million liability related to Mr. Swartz's pay and benefits due to the expiration of the statue of limitations, which was recorded in selling, general and administrative expenses in the Consolidated Statement of Operations. On May 15, 2012, Mr. Swartz filed a lawsuit against Tyco in New York state court claiming entitlement to monies under ERISA. Tyco removed the case to the U.S. district court for the southern district of New York and filed a motion to dismiss Mr. Swartz's claims for multiple reasons, including that the statute of limitations had expired, at the

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    Commitments and Contingencies (Continued)

latest, during the second quarter of fiscal 2012. With respect to Mr. Kozlowski's compensation, the Company believes that its existing reserve is sufficient and that the ultimate resolution of the matter will not have a material adverse effect on its financial position, results of operations or cash flows.

        Tyco has also brought an action against Mr. Walsh in connection with the damages suffered by Tyco arising from Mr. Walsh's breach of his fiduciary duties to Tyco. In October 2010, the U.S. District Court for the Southern District of New York denied Tyco's affirmative claims for recovery of damages against Mr. Walsh. In January 2012, the United States Court of Appeals for the Second Circuit reversed the District Court's ruling that Tyco's Board of Directors could ratify breaches of fiduciary duties owed by Mr. Walsh to Tyco's shareholders, and remanded the case to the District Court to resolve certain issues relating to consequential damages. On June 20, 2012, the District Court ruled in Tyco's favor and entered a judgment against Mr. Walsh. This affirmative matter, and the affirmative matters against Messrs. Kozlowski and Swartz, are not subject to the liability sharing provisions of the Separation and Distribution Agreement. Separately, Mr. Walsh is pursuing a New York state court claim against the Company asserting his entitlement to indemnification. This action is subject to the liability sharing provisions of the Separation and Distribution Agreement.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 29, 2012, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $63 million to $100 million. As of June 29, 2012, Tyco concluded that the best estimate within this range is approximately $69 million, of which $34 million is included in accrued and other current liabilities and $35 million is included in other liabilities in the Company's Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payments of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos Matters

        The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's historical strategy has been to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. In addition, the Company continues to assess its strategy for resolving asbestos claims. Due to the number of claims and limited amount of assets at one of the Company's non-operating subsidiaries, the Company is pursuing

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    Commitments and Contingencies (Continued)

alternatives for this subsidiary, including a negotiated settlement with representatives of all current and future asbestos claimants against such subsidiary. While the Company has not finalized its approach, if the Company is ultimately successful with this alternative, it will likely assign rights to certain insurance assets and make a cash payment in order to fully resolve the claims against the subsidiary.

        As of June 29, 2012, there were approximately 5,200 lawsuits pending against the Company, its subsidiaries or entities for which the Company has assumed responsibility. Each lawsuit typically includes several claims, and the Company has determined that there were approximately 6,100 claims outstanding as of June 29, 2012, which reflects the Company's current estimate of the number of viable claims made against it, its affiliates or entities for which it has assumed responsibility in connection with acquisitions or divestitures. This amount includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants or are duplicative of other actions.

        Annually, during the Company's third quarter, the Company performs an analysis with the assistance of outside counsel and other experts to update its estimated asbestos-related assets and liabilities. In addition, on a quarterly basis, the Company re-evaluates the assumptions used to perform the annual analysis and records an expense as necessary to reflect changes in its estimated liability and related insurance asset. The Company's estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made in the future during a defined period of time (the look-forward period). As part of the Company's annual valuation process in the third quarter of fiscal 2012, the Company determined that a look-back period of three years was more appropriate than a five-year period because the Company has experienced a higher and more consistent level of claims activity and settlement costs in the past three years. As a result, the Company believes a three year look-back period is more representative of future claim and settlement activity than the five year period it previously used. The Company also revised its look-forward period from seven years to fifteen years. The Company's decision to revise its look-forward period was primarily based on improvements in the consistency of observable data and the Company's more extensive experience with asbestos claims since the look-forward period was originally established in 2005. The revisions to the Company's look-forward and look-back periods do not apply to claims made against the subsidiary described above for which the Company is pursuing alternatives, including a negotiated settlement with representatives of all current and future asbestos claimants. Excluding these claims, the Company believes it can make a more reliable estimate of pending and future claims beyond seven years. The Company believes valuation of pending claims and future claims to be filed over the next fifteen years produces a reasonable estimate of its asbestos liability, which it records in the consolidated financial statements on an undiscounted basis.

        The Company's estimate of asbestos-related insurance recoveries represents estimated amounts due to the Company for previously paid and settled claims and the probable reimbursements relating to its estimated liability for pending and future claims. In determining the amount of insurance recoverable, the Company considers a number of factors, including available insurance, allocation methodologies, and the solvency and creditworthiness of insurers. During the third quarter of fiscal 2012, the Company reached an agreement in principle with one of its primary insurance carriers for asbestos related claims. In connection with the settlement, the Company also expects to terminate a cost-sharing agreement

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    Commitments and Contingencies (Continued)

that it had entered into with an entity that it had acquired a business from several decades ago and as a result, has access to all of the insurance policies and is responsible for all liabilities arising from asbestos claims made against the subsidiary that was acquired. Under the terms of the settlement, the Company agreed with the insurance carrier to accept a lump sum cash payment of $97 million in respect of certain policies, and has reached a coverage-in-place agreement with the insurance carrier with respect to certain claims.

        As a result of the activity described above, the Company recorded a net charge of $114 million during the quarter ended June 29, 2012. As of June 29, 2012, the Company's estimated net liability of $154 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $436 million, and separately as an asset for insurance recoveries of $282 million. The Company believes that its asbestos-related liabilities and insurance-related assets as of June 29, 2012 are appropriate. Similarly, as of September 30, 2011, the Company's estimated net liability of $82 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $306 million, and separately as an asset for insurance recoveries of $224 million.

        The amounts recorded by the Company for asbestos-related liabilities and insurance-related assets are based on the Company's strategies for resolving its asbestos claims, currently available information, and a number of estimates and assumptions. Key variables and assumptions include the number and type of new claims that are filed each year, the average cost of resolution of claims, the resolution of coverage issues with insurance carriers, amount of insurance and the solvency risk with respect to the Company's insurance carriers. Furthermore, predictions with respect to these variables are subject to greater uncertainty in the later portion of the projection period. Other factors that may affect the Company's liability and cash payments for asbestos-related matters include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms of state or federal tort legislation and the applicability of insurance policies among subsidiaries. As a result, actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company's calculations vary significantly from actual results.

Compliance Matters

        As previously reported in the Company's periodic filings, the Company has received and responded to various allegations and other information that certain improper payments were made by the Company's subsidiaries and agents in recent years. The Company reported to the Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it has taken in response to these and other allegations and its internal investigations. In 2005, the Company informed the DOJ and the SEC that it retained outside counsel to perform a Company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), and that it would continue to investigate and make periodic progress reports to these agencies. The Company has and will continue to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper conduct identified by the Company in the course of its ongoing compliance activities. The baseline review, which has been completed, revealed that some business practices may not comply with Tyco and FCPA requirements, and in February 2010, the Company initiated discussions with the DOJ and SEC aimed at resolving these matters, which remain ongoing. Although the Company has recorded its best estimate of potential loss related to this matter,

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    Commitments and Contingencies (Continued)

it is possible that this estimate may differ from the ultimate loss determined in connection with the resolution of this matter, as the Company may be required to pay material fines, consent to injunctions on future conduct, consent to the imposition of a compliance monitor, or suffer other criminal or civil penalties or adverse impacts, including being subject to lawsuits brought by private litigants, each of which may have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

        During the fourth quarter of 2011, the Company reserved $34 million for various compliance matters, including the FCPA matters described above. As of June 29, 2012, the Company continues to maintain its best estimate of probable loss for these compliance matters which the Company has recorded as a liability in accrued and other current liabilities in the Consolidated Balance Sheet. Due to the sharing provisions in the Separation and Distribution Agreement, the Company has also recorded receivables from Covidien and TE Connectivity related to certain of these compliance matters in other current assets in the Company's Consolidated Balance Sheet as of June 29, 2012.

ERISA Partial Withdrawal Liability Assessment and Demand

        On June 8, 2007, SimplexGrinnell received a notice alleging that it had partially withdrawn from the National Automatic Sprinkler Industry Pension Fund (the "Fund"). Under Title IV of ERISA, if the Fund can prove that an employer completely or partially withdraws from a multi-employer pension plan such as the Fund, the employer is liable for withdrawal liability equal to its proportionate share of the plan's unfunded vested benefits. The alleged withdrawal results from a 1994 labor dispute between Grinnell Fire Protection Systems, SimplexGrinnell's predecessor, and Road Sprinkler Fitters Local Union No. 669. Following an adverse arbitration ruling in the third quarter of fiscal 2012, the Company agreed to settle this matter and recorded a charge in the amount of $28.5 million, including accrued interest on the liability which was recorded in selling, general and administrative expenses in the Consolidated Statement of Operations. ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan, and as a result the Company had made $22.0 million of payments through June 29, 2012. The remaining $6.5 million of cash payments due are expected to be made in the fourth quarter of fiscal 2012.

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

ADT Dealer Litigation

        As previously reported, in 2002, a number of former dealers and related parties have filed lawsuits against the Company in the United States and in other countries, including a class action lawsuit filed in the District Court of Arapahoe County, Colorado, alleging breach of contract and other claims related to ADT's decision to terminate certain authorized dealers in 2002 and 2003. In February 2010, the Court granted a directed verdict in ADT's favor dismissing a number of the plaintiffs' key claims. Upon appeal, the Colorado Court of Appeals affirmed the verdict in ADT's favor in October 2011. The parties agreed to settle this matter in April 2012 with no cash consideration being paid by either side, which is subject to final court approval. Although the Company has favorably resolved the class action lawsuit in Colorado, a number of claims related to the 2002 and 2003 decision to terminate certain authorized dealers outside the United States remain outstanding. During the second quarter of fiscal 2012, the Company has recorded its best estimate of probable loss related to these outstanding claims. While it is not possible at this time to predict the final outcome of these lawsuits, the Company does not believe these claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Telephone Consumer Protection Act

        ADT has been named as a defendant in two putative class actions that were filed on behalf of purported classes of persons who claim to have received unsolicited "robocalls" in contravention of the U.S. Telephone Consumer Protection Act ("TCPA"). These lawsuits were brought by plaintiffs seeking class action status and monetary damages on behalf of all plaintiffs who allegedly received such unsolicited calls, claiming that millions of calls were made by third party entities on ADT's behalf. ADT asserts that such entities were not retained by, nor authorized to make calls on behalf of, ADT. These matters have been consolidated in the United States District Court for the Northern District of Illinois into one civil action. Each violation under the TCPA provides for $500 in statutory damages ($1,500 if a willful violation is shown). ADT believes that it has meritorious defenses to these claims

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    Commitments and Contingencies (Continued)

and, accordingly, intends to vigorously defend against these actions. The Company has made no provision for this contingency as a reasonable estimate of loss cannot be made at this time.

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

Income Tax Matters

        See Note 6 for a detailed discussion of the status of the Company's outstanding income tax audits.

12.    Retirement Plans

        Defined Benefit Pension Plans—The Company sponsors a number of pension plans. The following disclosures exclude the impact of plans which are immaterial individually and in the aggregate. The net periodic benefit cost for the Company's material U.S. and non-U.S. defined benefit pension plans is as follows ($ in millions):

	U.S. Plans
	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Service cost	$2	$2	$4	$7
Interest cost	9	10	29	31
Expected return on plan assets	(12)	(12)	(34)	(37)
Amortization of net actuarial loss	4	3	10	9

Net periodic benefit cost	$3	$3	$9	$10

	Non-U.S. Plans
	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Service cost	$4	$5	$12	$14
Interest cost	17	17	51	51
Expected return on plan assets	(18)	(17)	(54)	(52)
Amortization of net actuarial loss	2	3	6	9
Plan settlements and curtailment termination benefits	—	(1)	—	(1)

Net periodic benefit cost	$5	$7	$15	$21

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Retirement Plans (Continued)

        The estimated net actuarial loss for U.S. pension benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the current fiscal year is expected to be $14 million.

        The estimated net actuarial loss for non-U.S. pension benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the current fiscal year is expected to be $9 million.

        The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates and to make discretionary voluntary contributions from time-to-time. The Company anticipates that it will contribute at least the minimum required to its pension plans in fiscal year 2012 of $38 million for U.S. plans and $72 million for non-U.S. plans. During the quarter ended June 29, 2012, the Company made required contributions of $11 million to its U.S. pension plans and $17 million to its non-U.S. pension plans. During the nine months ended June 29, 2012, the Company contributed $17 million to its U.S. pension plans and $53 million to its non-U.S. pension plans.

        Postretirement Benefit Plans—Net periodic postretirement benefit cost was insignificant for both periods.

13.    Shareholders' Equity

Dividends

        Under Swiss law, the authority to declare dividends is vested in the general meeting of shareholders, and on March 7, 2012, the Company's shareholders approved a cash dividend of $0.50 per share, payable to shareholders in two quarterly installments of $0.25. Shareholders also approved a conditional cash dividend of $0.50 per share, payable to shareholders in two quarterly installments of $0.25 on November 15, 2012 and February 20, 2013. Payment of the conditional cash dividend will be made only in the event that the 2012 Separation does not occur prior to the record date for each conditional dividend payment. As a result, the Company recorded an accrued dividend of $231 million as of March 7, 2012 within accrued and other current liabilities and a corresponding reduction to contributed surplus to reflect only the two unconditional quarterly dividend installments. The first installment of $0.25 was paid on May 23, 2012 to shareholders on record on April 27, 2012. The second installment of $0.25 will be paid on August 22, 2012 to shareholders on record on July 27, 2012.

        On March 9, 2011, the Company's shareholders approved an annual dividend on the Company's common shares of $1.00 per share, which was paid from contributed surplus in four installments of $0.25 per share to shareholders on record on April 29, 2011, July 29, 2011, October 28, 2011 and January 27, 2012. As a result, the Company recorded an accrued dividend of $468 million as of March 9, 2011 within accrued and other current liabilities and a corresponding reduction to contributed surplus.

Share Repurchase Program

        The Board approved a $1.0 billion share repurchase program in April 2011. During the nine months ended June 29, 2012, the Company repurchased approximately 11 million shares for approximately $500 million under this 2011 share repurchase program, which reduced the amount of

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.    Shareholders' Equity (Continued)

common shares outstanding and decreased the dividends declared on the Consolidated Statement of Shareholders' Equity as of June 29, 2012. As of June 29, 2012, approximately $200 million remained outstanding under the 2011 share repurchase program.

        The Board approved a $1.0 billion share repurchase program and a $1.0 billion share repurchase program, in September 2010 and July 2008, respectively. During the nine months ended June 24, 2011, the Company repurchased approximately 30 million shares for approximately $1.3 billion under the 2008, 2010 and 2011 share repurchase programs, which reduced the amount of common shares outstanding and decreased the dividends declared on the Consolidated Statement of Shareholders' Equity as of June 24, 2011. Both the 2008 and 2010 share repurchase programs were completed during the nine months ended June 24, 2011.

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

        Redeemable noncontrolling interest primarily relates to the Company's acquisition of a 75% ownership interest in KEF in the fourth quarter of fiscal 2011. The remaining 25% interest is held by a noncontrolling interest stakeholder. In connection with the acquisition of KEF, Tyco and the noncontrolling interest stakeholder have a call and put arrangement, respectively, for Tyco to acquire the remaining 25% ownership which becomes exercisable beginning the first full fiscal quarter following the third anniversary of the KEF closing date of June 29, 2011.

        The rollforward of redeemable noncontrolling interest from September 30, 2011 to June 29, 2012 is as follows ($ in millions):

Balance as of September 30, 2011	$93
Redeemable noncontrolling interest related to acquisitions	12
Net Loss	(3)
Adjustments to redemption value	5
Other	(1)

Balance as of June 29, 2012	$106

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

        Effective in the Company's second fiscal quarter of 2012, the Company reorganized its reportable segments to more closely align with its reporting and management structure, which had been realigned in anticipation of the spin-offs of the Company's ADT North American residential security business and its flow control business. See Note 2. Under the new reporting structure, the former Tyco Security Solutions segment was split between the new ADT North American Residential segment and the new Commercial Fire and Security segment. The new ADT North American Residential segment consists of the residential and small business security business in the United States and Canada that was formerly part of the Tyco Security Solutions segment. The new Commercial Fire and Security segment consists of (i) the former Tyco Fire Protection segment, (ii) the North American commercial security business that was formerly part of the Tyco Security Solutions segment, along with all of the security businesses outside of the United States and Canada, and (iii) the security products business that was formerly part of the Tyco Security Solutions segment. The Company's Flow Control segment continues as it has historically been constituted. As a result, prior period segment amounts have been recast to the current period presentation. The recast financial data does not constitute stand-alone historical financial statements for the entities that will distributed in the spin-offs (and, in the case of Flow Control, the subsequent merger with Pentair, Inc.) and does not reflect any adjustments that are likely to be reflected therein. The combined historical financial statement for the entities to be distributed are contained in the documents filed with the SEC in connection with the 2012 Separation.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16.    Consolidated Segment Data (Continued)

        As a result of this realignment, the Company has three reportable segments: Commercial Fire and Security, ADT North American Residential and Flow Control.

        As a result of the realignment of these businesses activities and the reclassification of a business that has been classified as discontinued operations, the revenue and operating income for the quarter and nine months ended June 24, 2011 have been recast. Selected information by segment is presented in the following tables ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Net revenue(1):
Commercial Fire and Security	$2,664	$2,582	$7,706	$7,443
ADT North American Residential	815	782	2,415	2,314
Flow Control	981	928	2,900	2,558
Electrical and Metal Products	—	—	—	347

Net revenue	$4,460	$4,292	$13,021	$12,662

(1)
Net revenue by operating segment excludes intercompany transactions.

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Operating income (loss):
Commercial Fire and Security	$309	$280	$888	$806
ADT North American Residential	203	193	587	553
Flow Control	112	103	337	289
Electrical and Metal Products	—	—	—	7
Corporate and Other(1)	(257)	(101)	(489)	(37)

Operating income	$367	$475	$1,323	$1,618

(1)
Operating income for the nine months ended June 24, 2011 includes a gain, net of working capital adjustments, of $248 million related to the sale of a majority interest of the Company's former Electrical and Metal Products business. See Note 3.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17.    Inventory

        Inventories consisted of the following ($ in millions):

	As of June 29, 2012	As of September 30, 2011
Purchased materials and manufactured parts	$531	$476
Work in process	221	211
Finished goods	800	656

Inventories	$1,552	$1,343

        Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

18.    Property, Plant and Equipment

        Property, plant and equipment consisted of the following ($ in millions):

	As of June 29, 2012	As of September 30, 2011
Land	$147	$143
Buildings	740	760
Subscriber systems	6,741	6,464
Machinery and equipment	2,318	2,256
Property under capital leases(1)	62	62
Construction in progress	223	158
Accumulated depreciation(2)	(6,058)	(5,792)

Property, Plant and Equipment, net	$4,173	$4,051

(1)
Property under capital leases consists primarily of buildings.

(2)
Accumulated amortization of capital lease assets was $42 million and $40 million as of June 29, 2012 and September 30, 2011, respectively.

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

transactions for identical or similar guarantees, the Company determined the fair value of these guarantees and indemnifications utilizing expected present value measurement techniques. Significant assumptions utilized to determine fair value included determining a range of potential outcomes, assigning a probability weighting to each potential outcome and estimating the anticipated timing of resolution. The probability weighted outcomes were discounted using the Company's incremental borrowing rate. The liability necessary to reflect the fair value of guarantees and indemnifications under the 2007 Tax Sharing agreement was $406 million and $436 million on the Company's Consolidated Balance Sheets as of June 29, 2012 and September 30, 2011, respectively. Of these amounts $6 million and $49 million are included in accrued and other current liabilities and the remaining amounts in other liabilities as of June 29, 2012 and September 30, 2011, respectively. The guarantees primarily relate to certain contingent tax liabilities included in the 2007 Tax Sharing Agreement. See Note 6.

        In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien and TE Connectivity operating entities. In connection with the Separation, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien or TE Connectivity. To the extent these guarantees were not assigned prior to the Separation date, Tyco assumed primary liability on any remaining such support. The Company's obligations were $4 million, which were included in other liabilities on the Company's Consolidated Balance Sheets as of June 29, 2012 and September 30, 2011, respectively, with an offset to shareholders' equity on the Separation date.

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

        The Company records estimated product warranty costs at the time of sale. The changes in the carrying amount of the Company's warranty accrual from September 30, 2011 to June 29, 2012 were as follows ($ in millions):

Balance as of September 30, 2011	$51
Warranties issued	17
Settlements	(19)
Currency translation	(2)

Balance as of June 29, 2012	$47

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

        In anticipation of the 2012 Separation, the Company has commenced certain steps to restructure the ownership of subsidiaries within Tyco. During fiscal 2012, the Company completed the transfer of certain investments from TIFSA to Tyco. Since the transactions were entirely among wholly-owned subsidiaries of Tyco, there was no impact on the Company's financial position, results of operations and cash flows. The transactions did, however, result in a decrease to TIFSA's investment in subsidiaries. Since these transactions were among entities under common control, their effects have been reflected as of the beginning of the earliest period presented, which resulted in a net decrease to TIFSA's investment in subsidiaries of $117 million as of September 30, 2011.

        For the quarter and nine months ended June 29, 2012, the operating results of discontinued operations are reflected within the equity in net income of subsidiaries caption in the Condensed Consolidating Statements of Operations. For the quarter and nine months ended June 24, 2011, immaterial amounts for Tyco and TIFSA were reflected in the income from discontinued operations, net of income taxes caption and have been conformed to the current year presentation herein.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended June 29, 2012

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$4,460	$—	$4,460
Cost of product sales and services	—	—	2,696	—	2,696
Selling, general and administrative expenses	4	1	1,288	—	1,293
Separation costs	2	1	58	—	61
Restructuring, asset impairments and divestiture charges, net	—	—	43	—	43

Operating (loss) income	(6)	(2)	375	—	367
Interest income	—	—	6	—	6
Interest expense	—	(57)	(6)	—	(63)
Other income (expense), net	1	—	(6)	—	(5)
Equity in net income of subsidiaries	165	257	—	(422)	—
Intercompany interest and fees	83	41	(124)	—	—

Income from continuing operations before income taxes	243	239	245	(422)	305
Income tax (expense) benefit	(1)	7	(59)	—	(53)

Income from continuing operations	242	246	186	(422)	252
Loss from discontinued operations, net of income taxes	—	—	(10)	—	(10)

Net income	242	246	176	(422)	242
Less: noncontrolling interest in subsidiaries net income	—	—	—	—	—

Net income attributable to Tyco common shareholders	$242	$246	$176	$(422)	$242

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended June 24, 2011

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$4,292	$—	$4,292
Cost of product sales and services	—	—	2,640	—	2,640
Selling, general and administrative expenses	3	2	1,137	—	1,142
Restructuring, asset impairments and divestiture charges, net	—	—	35	—	35

Operating (loss) income	(3)	(2)	480	—	475
Interest income	—	—	7	—	7
Interest expense	—	(57)	(2)	—	(59)
Other (expense) income, net	(12)	—	9	—	(3)
Equity in net income of subsidiaries	605	342	—	(947)	—
Intercompany interest and fees	(231)	76	155	—	—

Income from continuing operations before income taxes	359	359	649	(947)	420
Income tax expense	—	(4)	(54)	—	(58)

Income from continuing operations	359	355	595	(947)	362
Loss from discontinued operations, net of income taxes	—	—	(4)	—	(4)

Net income	359	355	591	(947)	358
Less: noncontrolling interest in subsidiaries net income	—	—	(1)	—	(1)

Net income attributable to Tyco common shareholders	$359	$355	$592	$(947)	$359

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended June 29, 2012

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$13,021	$—	$13,021
Cost of product sales and services	—	—	7,915	—	7,915
Selling, general and administrative expenses	11	3	3,511	—	3,525
Separation costs	2	1	156	—	159
Restructuring, asset impairments and divestiture charges, net	1	—	98	—	99

Operating (loss) income	(14)	(4)	1,341	—	1,323
Interest income	—	—	19	—	19
Interest expense	—	(173)	(9)	—	(182)
Other expense, net	(3)	—	(16)	—	(19)
Equity in net income of subsidiaries	1,075	801	—	(1,876)	—
Intercompany interest and fees	(164)	216	(52)	—	—

Income from continuing operations before income taxes	894	840	1,283	(1,876)	1,141
Income tax expense	—	(7)	(214)	—	(221)

Income from continuing operations	894	833	1,069	(1,876)	920
Income (loss) from discontinued operations, net of income taxes	8	—	(25)	—	(17)

Net income	902	833	1,044	(1,876)	903
Less: noncontrolling interest in subsidiaries net income	—	—	1	—	1

Net income attributable to Tyco common shareholders	$902	$833	$1,043	$(1,876)	$902

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended June 24, 2011
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$12,662	$—	$12,662
Cost of product sales and services	—	—	7,833	—	7,833
Selling, general and administrative expenses	4	7	3,353	—	3,364
Restructuring, asset impairments and divestiture charges (gains), net	—	—	(153)	—	(153)

Operating (loss) income	(4)	(7)	1,629	—	1,618
Interest income	—	—	25	—	25
Interest expense	—	(179)	(5)	—	(184)
Other (expense) income, net	(11)	—	2	—	(9)
Equity in net income of subsidiaries	2,231	1,232	—	(3,463)	—
Intercompany interest and fees	(883)	256	627	—	—

Income from continuing operations before income taxes	1,333	1,302	2,278	(3,463)	1,450
Income tax expense	—	(19)	(259)	—	(278)

Income from continuing operations	1,333	1,283	2,019	(3,463)	1,172
Income from discontinued operations, net of income taxes	—	—	161	—	161

Net income	1,333	1,283	2,180	(3,463)	1,333

Less: noncontrolling interest in subsidiaries net income	—	—	—	—	—
Net income attributable to Tyco common shareholders	$1,333	$1,283	$2,180	$(3,463)	$1,333

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 29, 2012

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,118	$—	$1,118
Accounts receivable, net	—	—	2,475	—	2,475
Inventories	—	—	1,552	—	1,552
Intercompany receivables	1,336	1,866	8,046	(11,248)	—
Prepaid expenses and other current assets	15	—	1,084	—	1,099
Deferred income taxes	—	—	402	—	402

Total current assets	1,351	1,866	14,677	(11,248)	6,646
Property, plant and equipment, net	—	—	4,173	—	4,173
Goodwill	—	—	10,029	—	10,029
Intangible assets, net	—	—	3,750	—	3,750
Investment in subsidiaries	34,726	20,976	—	(55,702)	—
Intercompany loans receivable	1,925	7,663	19,995	(29,583)	—
Other assets	67	283	2,120	—	2,470

Total Assets	$38,069	$30,788	$54,744	$(96,533)	$27,068

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$—	$16	$—	$16
Accounts payable	—	—	1,389	—	1,389
Accrued and other current liabilities	166	72	2,006	—	2,244
Deferred revenue	—	—	686	—	686
Intercompany payables	3,524	4,539	3,185	(11,248)	—

Total current liabilities	3,690	4,611	7,282	(11,248)	4,335
Long-term debt	—	4,080	69	—	4,149
Intercompany loans payable	19,576	3,098	6,909	(29,583)	—
Deferred revenue	—	—	1,150	—	1,150
Other liabilities	403	—	2,509	—	2,912

Total Liabilities	23,669	11,789	17,919	(40,831)	12,546

Redeemable noncontrolling interest	—	—	106	—	106

Tyco Shareholders' Equity:
Common shares	2,792	—	—	—	2,792
Common shares held in treasury	—	—	(1,205)	—	(1,205)
Other shareholders' equity	11,608	18,999	37,908	(55,702)	12,813

Total Tyco Shareholders' Equity	14,400	18,999	36,703	(55,702)	14,400
Nonredeemable noncontrolling interest	—	—	16	—	16

Total Equity	14,400	18,999	36,719	(55,702)	14,416

Total Liabilities, Redeemable Noncontrolling Interest and Equity	$38,069	$30,788	$54,744	$(96,533)	$27,068

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended June 29, 2012

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(354)	$1,363	$821	$—	$1,830
Cash Flows From Investing Activities:
Capital expenditures	—	—	(694)	—	(694)
Proceeds from disposal of assets	—	—	9	—	9
Acquisition of businesses, net of cash acquired	—	—	(217)	—	(217)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	(512)	—	(512)
Divestiture of businesses, net of cash divested	—	—	(4)	—	(4)
Net increase in intercompany loans	—	(1,353)	—	1,353	—
(Increase) decrease in investment in subsidiaries	(623)	(10)	5	628	—
Other	—	—	59	—	59

Net cash used in investing activity	(623)	(1,363)	(1,354)	1,981	(1,359)
Cash Flows From Financing Activities:
Net repayments of debt	—	—	(4)	—	(4)
Proceeds from exercise of share options	—	—	140	—	140
Dividends paid	(346)	—	—	—	(346)
Repurchase of common shares by treasury	—	—	(500)	—	(500)
Net intercompany loan borrowings	1,323	—	30	(1,353)	—
Increase in equity from parent	—	—	628	(628)	—
Other	—	—	(22)	—	(22)

Net cash provided by (used in) financing activities	977	—	272	(1,981)	(732)
Effect of currency translation on cash	—	—	(11)	—	(11)

Net decrease in cash and cash equivalents	—	—	(272)	—	(272)
Cash and cash equivalents at beginning of period	—	—	1,390	—	1,390

Cash and cash equivalents at end of period	$—	$—	$1,118	$—	$1,118

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended June 24, 2011

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(646)	$1,510	$756	$—	$1,620
Net cash used in discontinued operating activities	—	—	(8)	—	(8)
Cash Flows From Investing Activities:
Capital expenditures	—	—	(548)	—	(548)
Proceeds from disposal of assets	—	—	7	—	7
Acquisition of businesses, net of cash acquired	—	—	(228)	—	(228)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	(451)	—	(451)
Divestiture of businesses, net of cash divested	—	—	711	—	711
Intercompany dividend from subsidiary	9	9	—	(18)	—
Net increase in intercompany loans	—	(1,518)	—	1,518	—
Decrease (increase) in investment in subsidiaries	46	(5)	(72)	31	—
Other	—	(12)	6	—	(6)

Net cash provided by (used in) investing activities	55	(1,526)	(575)	1,531	(515)
Net cash provided by discontinued investing activities	—	—	259	—	259
Cash Flows From Financing Activities:
Net borrowings (repayments) of debt	—	21	(19)	—	2
Proceeds from exercise of share options	—	—	112	—	112
Dividends paid	(342)	—	—	—	(342)
Intercompany dividend to parent	—	—	(18)	18	—
Repurchase of common shares by treasury	(500)	—	(800)	—	(1,300)
Net intercompany loan borrowings	1,414	—	104	(1,518)	—
Increase in equity from parent	—	—	31	(31)	—
Transfer from discontinued operations	—	—	251	—	251
Other	19	(5)	(5)	—	9

Net cash provided by (used in) financing activities	591	16	(344)	(1,531)	(1,268)
Net cash used in discontinued financing activities	—	—	(251)	—	(251)
Effect of currency translation on cash	—	—	27	—	27

Net decrease in cash and cash equivalents	—	—	(136)	—	(136)
Decrease in cash and cash equivalents from deconsolidation of variable interest entity	—	—	(10)	—	(10)
Cash and cash equivalents at beginning of period	—	—	1,775	—	1,775

Cash and cash equivalents at end of period	$—	$—	$1,629	$—	$1,629

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21.    Subsequent Events

        On July 5, 2012, in connection with the planned spinoff of the Company's North American residential security business, ADT issued $750 million aggregate principal amount of 2.250% Notes due 2017, $1.0 billion aggregate principal amount of 3.5% Notes due 2022 and $750 million aggregate principal amount of 4.875% Notes due 2042. ADT received total net proceeds of approximately $2,468 million after deducting debt issuance costs and debt discount. The net proceeds were used to repay intercompany debt and to make other cash payments to Tyco to allow the Company to fund the tender offers and redemptions described below. Tyco is the guarantor of the notes until the occurrence of the 2012 Separation at which time the Company will be automatically and unconditionally released from its guarantee.

        On June 27, 2012, Tyco announced that, in connection with the Separation, Tyco and its subsidiary, TIFSA, commenced tender offers to purchase for cash various debt securities maturing from 2013 to 2023 issued by TIFSA and/or Tyco, in an aggregate principal amount up to $2.6 billion. On July 12, 2012, Tyco redeemed approximately $2.1 billion in outstanding aggregate principal. On July 16, 2012, Tyco issued notices to the holders of the remaining outstanding principal amounts of the 6.0% Notes due 2013 and 4.125% Notes due 2014 notifying them that such notes would be redeemed at the "make-whole" amounts plus accrued and unpaid interest on August 15, 2012. The $2.6 billion of outstanding aggregate principal redeemed and to be redeemed is set forth below ($ in millions):

Principal amounts redeemed July 12, 2012:
6.0% Notes due 2013	$383
4.125% Notes due 2014	300
3.375% Notes due 2015	242
3.750% Notes due 2018	183
8.5% Notes due 2019	386
7.0% Notes due 2019	180
6.875% Notes due 2021	245
4.625% Notes due 2023	208

Total amounts redeemed	$2,127
Principal amounts to be redeemed August 15, 2012:
6.0% Notes due 2013	$273
4.125% Notes due 2014	200

Total principal redemption	$2,600

        As a result of the July redemptions, the Company terminated associated interest rate swap contracts related to the 6.0% Notes due 2013 and 4.125% Notes due 2014. Upon termination, the gross notional value of the remaining swaps is approximately $345 million. As a result of the July and anticipated August debt redemptions, the Company expects to record a loss on extinguishment of debt of approximately $450 million. The expected charge is comprised of the premium paid in the tender offers, write-off of the unamortized debt issuance costs and discount related to the extinguished notes, and a net gain recognized upon termination of the associated interest rate swap contracts.

        On July 12, 2012, in connection with the 2012 Separation, the Board approved the conversion of all outstanding performance share units of the Company into restricted stock units based on performance achieved through June 29, 2012. Each performance share unit will convert into a number of restricted stock units at a ratio to be determined by the Compensation Committee based on its review and certification of performance results in August 2012. Upon vesting of the resulting restricted stock units, each award will be settled in stock.

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

        As a result of the realignment, the Company now operates in the following business segments:

  •
  Commercial Fire and Security provides security products and services, fire detection and suppression products and services and life safety products. Our broad portfolio of products and services serves security, fire detection and suppression and life safety needs across commercial, industrial, retail, institutional, and governmental markets worldwide, as well as residential and small business markets outside of the United States and Canada.

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

        On September 19, 2011, the Company announced that its Board of Directors ("the Board") approved a plan to separate the Company into three separate, publicly traded companies consisting of the Company's North American residential security business, its flow control business, and its commercial fire and security by spinning off the North American residential security business and flow control business in a tax free pro rata distribution to shareholders. On March 28, 2012, the Company announced that it entered into a definitive agreement to combine its flow control business with Pentair, Inc. ("Pentair") in a tax-free, all-stock merger ("the Merger"), immediately following the spin off of the flow control business. Upon completion of the Merger, Tyco shareholders are expected to own approximately 52.5% of the combined company and Pentair shareholders are expected to own approximately 47.5%. Completion of the separation transactions, including the Merger, is subject to the approval of the distributions by Tyco Shareholders, the approval of the Merger by Pentair shareholders, regulatory approvals and customary closing conditions. The distributions, the Merger and related transactions are collectively referred to herein as the "2012 Separation".

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

Overview

        Net revenue of $4.5 billion increased $168 million, or 3.9%, for the quarter ended June 29, 2012 as compared to the quarter ended June 24, 2011. On a nine month basis, net revenue increased by $359 million, or 2.8% to $13.0 billion, despite the sale of our Electrical and Metal Products business which contributed $347 million of net revenue during the nine months ended June 24, 2011. Net revenue increased across all of our segments for both the quarter and nine months ended June 29, 2012. The increase in our Commercial Fire and Security segment reflected increased volume in product sales as a result of generally improved market demand as well as a continued focus on expanding service revenue. Growth in net revenue in our ADT North American Residential segment was primarily attributable to an increase in average revenue per customer and growth in customer accounts. Net revenue increased in our Flow Control segment primarily due to strength in its Valves and Controls and Water and Environmental Systems businesses for the quarter ended June 29, 2012, and its Valves and Controls and Thermal Controls businesses for the nine months ended June 29, 2012. Net revenue was favorably impacted by the net impact of acquisitions and divestitures, primarily in our Commercial Fire and Security and Flow Control segments, which contributed $105 million, or 2.4%, for the quarter ended June 29, 2012. Net revenue was unfavorably impacted by the net impact of acquisitions and divestitures of $106 million, or 0.8%, for the nine months ended June 29, 2012 primarily due to the sale of our Electrical and Metal Products business during the nine months ended June 24, 2011, partially offset by acquisitions in our Commercial Fire and Security and Flow Control segments. Changes in foreign currency exchange rates unfavorably impacted net revenue by $153 million, or 3.6%, and $200 million, or 1.6%, for the quarter and nine months ended June 29, 2012, respectively.

        Service revenue, which is primarily recurring in nature, represented approximately 44% and 45% of our overall revenue for both the quarter and nine months ended June 29, 2012, respectively, and approximately 46% and 45% for the quarter and nine months ended June 24, 2011, respectively. Service revenues are principally derived from our Commercial Fire and Security and ADT North American Residential segments, and represent a consistent source of revenue from monitoring and maintenance services under contractual agreements. For the quarter and nine months ended June 29, 2012, non-service revenue increased $145 million, or 6.2%, and $220 million, or 3.2%, respectively, primarily due to an increase in product sales of $92 million, or 3.9%, and $216 million, or 3.1%, respectively, from our Commercial Fire and Security segment. The increase in product sales was primarily due to the acquisitions of Chemguard Inc. ("Chemguard") during the fourth quarter of fiscal 2011 and Visonic Ltd. ("Visonic") during the first quarter of fiscal 2012 as well as generally improved end market demand. Non-service revenue was favorably impacted for the quarter and nine months ended June 29, 2012 by improvements in the Valves and Controls and Thermal Controls businesses in our Flow Control segment driven by continued strength in the end markets served by these businesses.

These increases were partially offset by the absence of non-service revenue from the Electrical and Metal Products business which was divested in the fourth quarter of fiscal 2011.

        Operating income for the quarter and nine months ended June 29, 2012 was $367 million and $1.3 billion, respectively, compared to operating income of $475 million and $1.6 billion for the quarter and nine months ended June 24, 2011, respectively. Operating income for the quarter and nine months ended June 29, 2012 was unfavorably impacted by a net asbestos charge of $114 million compared to $11 million in the prior year, both of which were recorded in connection with the Company's annual valuation of its asbestos-related liabilities and insurance assets. In addition, charges of $69 million and $192 million, respectively, were incurred during the quarter and nine months ended June 29, 2012 in connection with the 2012 Separation including $4 million and $29 million, respectively, of separation related restructuring and asset impairment charges, as compared to nil in the comparable periods in the prior year. These unfavorable charges were partially offset by improved sales volumes across all of our segments. Additionally, the nine months ended June 29, 2012 included a net loss on divestitures of $17 million as compared to a net gain on divestitures of $227 million, which we recognized in the prior year, primarily related to a $248 million net gain related to the sale of a majority interest in the Electrical and Metal Products business. Operating income included restructuring and asset impairment charges and acquisition and integration costs of $29 million and $5 million, respectively, during the quarter ended June 29, 2012 as compared to $30 million and $9 million, respectively, in the comparable period in the prior year. Operating income included restructuring and asset impairment charges and acquisition and integration costs of $82 million and $21 million, respectively, during the nine months ended June 29, 2012 as compared to $74 million and $26 million, respectively, in the comparable period in the prior year. Changes in foreign currency exchange rates unfavorably impacted operating income by $20 million, or 4.2%, and $28 million, or 1.7%, for the quarter and nine months ended June 29, 2012, respectively.

        Our cash and cash equivalents balance was $1.1 billion and $1.4 billion as of June 29, 2012 and September 30, 2011 respectively. We generated approximately $1.8 billion of cash from operating activities and utilized $1.4 billion of cash in investing activities and $732 million of cash in financing activities during the nine months ended June 29, 2012. During the nine months ended June 29, 2012, uses of cash primarily included $694 million of capital expenditures, $512 million for dealer generated customer accounts and bulk account purchases primarily in our ADT North American Residential segment, $500 million to repurchase our common shares, $346 million to pay cash dividends and $217 million to acquire businesses, net of cash acquired.

Operating Results

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011(1)
Revenue from product sales	$2,480	$2,335	$7,180	$6,960
Service revenue	1,980	1,957	5,841	5,702

Net revenue	$4,460	$4,292	$13,021	$12,662

Operating income	$367	$475	$1,323	$1,618
Interest income	6	7	19	25
Interest expense	(63)	(59)	(182)	(184)
Other expense, net	(5)	(3)	(19)	(9)

Income from continuing operations before income taxes	305	420	1,141	1,450
Income tax expense	(53)	(58)	(221)	(278)

Income from continuing operations	252	362	920	1,172
Income from discontinued operations, net of income taxes	(10)	(4)	(17)	161

Net income	$242	$358	$903	$1,333
Less: noncontrolling interest in subsidiaries net (loss)	—	(1)	1	—

Net income attributable to Tyco common shareholders	$242	$359	$902	$1,333

(1)
On December 22, 2010, we sold a majority interest in our Electrical and Metal Products business. As a result, there was no net revenue or operating income generated by the Electrical and Metal Products business during the quarter ended June 24, 2011, and there is no quarterly or nine months discussion related to the Electrical and Metal Products business. Net revenue and operating income was $347 million and $7 million, respectively, for the nine months ended June 24, 2011 for the Electrical and Metal Products business. This information has been provided in order to reconcile to the above net revenue and operating income for the nine months ended June 24, 2011.

Quarter Ended June 29, 2012 Compared to Quarter Ended June 24, 2011

  Commercial Fire and Security

Net Revenue

        Net revenue for Commercial Fire and Security was as follows ($ in millions):

	For the Quarters Ended
	June 29, 2012	June 24, 2011	% Change
Revenue from product sales
Systems installation and related products	$945	$960	(1.6)%
Products	563	456	23.5%

Total revenue from product sales	1,508	1,416	6.5%
Service revenue	1,156	1,166	(0.9)%

Net revenue	$2,664	$2,582	3.2%

        Net revenue for Commercial Fire and Security of $2.7 billion increased by $82 million, or 3.2%, during the quarter ended June 29, 2012, as compared to the quarter ended June 24, 2011. Changes in foreign currency exchange rates unfavorably impacted net revenue by $100 million, or 3.9%. Net revenue was favorably impacted by the net impact of acquisitions and divestitures of $90 million, or 3.5%. The net increase in net revenue was primarily driven by higher volumes in product sales as a result of generally improved end market demand.

Revenue from systems installation and related products

        Net revenue from product sales includes sales and installation of commercial fire and security equipment and other systems. Revenue from systems installation decreased by $15 million, or 1.6%, during the quarter ended June 29, 2012, as compared to the quarter ended June 24, 2011. Changes in foreign currency exchange rates unfavorably impacted net revenue by $32 million, or 3.3%. Net revenue was favorably impacted by the net impact of acquisitions and divestitures of $16 million, or 1.7%. Net revenue was unfavorably impacted by weakness in Europe, Middle East and Africa ("EMEA") and North America due to continued softness in the non-residential construction market, offset by an increase in net revenue primarily driven by an increase in systems installation in Asia.

Product Sales

        Net revenue from product sales increased by $107 million, or 23.5%, during the quarter ended June 29, 2012, as compared to the quarter ended June 24, 2011. Changes in foreign currency exchange rates unfavorably impacted net revenue by $18 million, or 3.9%. Net revenue was favorably impacted by the net impact of acquisitions and divestitures of $74 million, or 16.2%, primarily related to the acquisitions of Visonic and Chemguard. The increase in net revenue for product sales was primarily driven by increased sales volume as a result of generally improved end-market demand.

Service revenue

        Service revenue consists of monitoring and maintenance agreements for our electronic security, fire detection and suppression systems, as well as inspection and repair of other life safety systems. Service revenue decreased by $10 million, or 0.9%, during the quarter ended June 29, 2012, as compared to the quarter ended June 24, 2011. Changes in foreign currency exchange rates unfavorably impacted net revenue by $50 million, or 4.3%. This decrease was partially offset by continued focus on expanding service revenue within both fire and security businesses across all regions.

Operating Income and Operating Margin

        Operating income and operating margin for Commercial Fire and Security were as follows ($ in millions):

	For the Quarters Ended
	June 29, 2012	June 24, 2011	% Change
Operating income	$309	$280	10.4%
Operating margin	11.6%	10.8%

        Operating income of $309 million increased $29 million, or 10.4%, during the quarter ended June 29, 2012 as compared to the quarter ended June 24, 2011. Changes in foreign currency exchange rates unfavorably impacted operating income by $12 million, or 4.3%. The increase in operating income and operating margin was primarily driven by increased product sales volume, implementation of pricing actions to offset commodity inflationary pressures and cost-containment initiatives partially offset by additional environmental remediation costs of $13 million, as compared to nil in the same period in the prior year. Included in operating income for the quarter ended June 29, 2012 was restructuring and asset impairment charges and a loss on divestiture of $14 million and nil, respectively, compared to $24 million and $11 million, respectively, in the same period in the prior year. Also included in operating income were acquisition and integration costs and separation costs of $3 million and $1 million, respectively, for the quarter ended June 29, 2012 as compared to $2 million and nil, respectively, for the quarter ended June 24, 2011. Additionally, for the quarter ended June 29, 2012, there was a settlement of a legacy legal matter of $28.5 million, as compared to nil in the same period in the prior year. See Note 11 to the Consolidated Financial Statements.

  ADT North American Residential

Net Revenue

        Net revenue for ADT North American Residential was as follows ($ in millions):

	For the Quarters Ended
	June 29, 2012	June 24, 2011	% Change
Service revenue
Recurring	$733	$697	5.2%
Non-recurring	20	15	33.3%

Total service revenue	753	712	5.8%
Revenue from product sales (non-recurring)	62	70	(11.4)%

Net revenue	$815	$782	4.2%

        Recurring customer revenue is generated by contractual monthly recurring fees for monitoring and other recurring services provided to our customers. Non-recurring revenue consists of revenue associated with sales of equipment, deferred revenue related to upfront installation fees, non-routine repair and maintenance services, customer termination charges and dealer charge-backs.

        Net revenue for ADT North American Residential of $815 million increased by $33 million, or 4.2%, during the quarter ended June 29, 2012, as compared to the quarter ended June 24, 2011. Changes in foreign currency exchange rates unfavorably impacted net revenue by $2 million, or 0.3%.The increase in net revenue was driven by growth in recurring customer revenue of $36 million, or 5.2%, primarily due to an increase in customer accounts and higher average revenue per customer.

	As of
	June 29, 2012	March 30, 2012	June 24, 2011
Ending number of customers (in thousands)	6,447	6,432	6,360
Gross customer additions for the quarters ended (in thousands)	291	291	278
Customer attrition rate(1)	13.5%	13.2%	12.9%
Average revenue per customer (dollars)	$38.36	$37.98	$37.01

(1)
Customer attrition rates (trailing 52-week) exclude the impact of changes in foreign currency exchange rates.

        During the quarter ended June 29, 2012, gross customer additions totaled approximately 291,000, reflecting a 4.7% increase compared to the comparable period in 2011. This increase was primarily driven by customer accounts generated through both our direct and dealer channels. Our annualized customer attrition rate as of June 29, 2012 was 13.5%. We attribute the increase in customer attrition from March 30, 2012 and June 24, 2011 to price escalations as well as increased customer relocations. Average revenue per customer increased $1.35, or 3.6%, as of June 29, 2012 compared with June 24, 2011, due primarily to price escalations and the addition of new customers at higher monthly rates, as well as increased take rates on new service offerings, including ADT Pulse.

Operating Income and Operating Margin

        Operating income and operating margin for ADT North American Residential were as follows ($ in millions):

	For the Quarters Ended
	June 29, 2012	June 24, 2011	% Change
Operating income	$203	$193	5.2%
Operating margin	24.9%	24.7%

        Operating income of $203 million increased $10 million, or 5.2%, for the quarter ended June 29, 2012 as compared to the comparable period in the prior year. The increase in operating income and operating margin was primarily due to higher margin recurring customer revenue, efficiencies gained through restructuring actions, integration initiatives and synergies and other cost containment activities. These favorable impacts were partially offset by an increase in selling related expenses as a result of investments to grow the business, including expansion of our internal sales force and other lead generating activities. Operating income for the quarters ended June 29, 2012 and June 24, 2011 included integration costs related to the acquisition of Broadview Security, of $2 million and $5 million, respectively. Additionally, operating income for the quarter ended June 29, 2012 includes approximately $3 million of charges incurred in connection with the 2012 Separation. Changes in foreign currency exchange rates unfavorably impacted operating income by $1 million, or 0.5%.

  Flow Control

Net Revenue

        Net revenue for Flow Control was as follows ($ in millions):

	For the Quarters Ended
	June 29, 2012	June 24, 2011	% Change
Revenue from product sales	$910	$849	7.2%
Service revenue	71	79	(10.1%)

Net revenue	$981	$928	5.7%

        Net revenue for Flow Control of $981 million increased $53 million, or 5.7%, during the quarter ended June 29, 2012 compared to the quarter ended June 24, 2011. Changes in foreign currency exchange rates unfavorably impacted net revenue by $51 million, or 5.5%. Net revenue was favorably impacted by the net impact of acquisitions and divestitures of $15 million, or 1.6%, primarily related to the acquisition of KEF Holdings Ltd. ("KEF") which was acquired in the beginning of the fourth quarter of fiscal 2011. Additionally, net revenue increased primarily due to strength in end market demand in our Valves and Controls business and short term project growth in our Water and Environmental Systems business.

Operating Income and Operating Margin

        Operating income and operating margin for Flow Control were as follows ($ in millions):

	For the Quarters Ended
	June 29, 2012	June 24, 2011	% Change
Operating income	$112	$103	8.7%
Operating margin	11.4%	11.1%

        Operating income of $112 million increased $9 million, or 8.7%, in the quarter ended June 29, 2012 as compared to the same period in the prior year. Changes in foreign currency exchange rates unfavorably impacted operating income by $7 million, or 6.8%, for the quarter ended June 29, 2012. The net increase is primarily a result of the increased sales volume across all three businesses as compared to the prior year period, partially offset by restructuring charges of $12 million and a loss on divestitures of $6 million for the quarter ended June 29, 2012, as compared to $2 million and nil in the same period in the prior year.

  Corporate and Other

        Corporate expense was $257 million for the quarter ended June 29, 2012 compared to $101 million during the quarter ended June 24, 2011. The increase in Corporate expense was primarily related to $114 million in net charges recorded in connection with the Company's annual valuation of its asbestos-related liabilities and insurance assets, as well as $61 million of charges incurred in connection with the 2012 Separation, as compared to $11 million and nil, respectively, in the same period in the prior year. The increase in net asbestos charges was primarily due to the Company revising its look-back period for historical claim experience for the past five years to the past three years, as well as its look-forward period related to the projection of future claims from seven years, or 2019, to fifteen years, or 2027. The Company decided to revise its look-back period as it determined that a look-back period of three years was more appropriate as the Company has experienced a higher and more consistent level of claims activity and settlement costs in the past three years. The Company's decision to revise its look-forward period was primarily based on improvements in the consistency of observable data and the Company's more extensive experience with claims activity since the look-forward period was originally established in 2005. See Note 11 to the Consolidated Financial Statements for additional information. Corporate recorded restructuring charges and a loss on divestitures of $3 million and $8 million, respectively, for the quarter ended June 29, 2012 as compared to $3 million and a gain of $5 million, respectively, for the quarter ended June 24, 2011. The quarter ended June 24, 2011 also included acquisition costs of $1 million.

  Interest Income and Expense

        Interest income was $6 million and $7 million for the quarters ended June 29, 2012 and June 24, 2011, respectively. The decrease in interest income was primarily related to lower cash balances.

        Interest expense was $63 million in the quarter ended June 29, 2012 compared to $59 million in the quarter ended June 24, 2011. The increase in interest expense was primarily related to $3 million of interest expense incurred in connection with the termination of the bridge facility in our ADT North American Residential segment entered into in connection with the 2012 Separation. See Note 9 to the Consolidated Financial Statements.

  Other Expense, Net

        Other expense, net was $5 million and $3 million during the quarters ended June 29, 2012 and June 24, 2011. Other expense, net for the quarter ended June 29, 2012 primarily related to $6 million for our share of Atkore International Group Inc.'s ("Atkore") net loss, which is accounted for under the equity method of accounting. See Note 3 to the Consolidated Financial Statements. This was partially offset by changes in amounts due from Covidien and TE Connectivity under the 2007 Tax Sharing Agreement. See Note 6 to the Consolidated Financial Statements. Other expense, net for the quarter ended June 24, 2011 primarily related to amounts due to Covidien and TE Connectivity under the 2007 Tax Sharing Agreement and was partially offset by $9 million, our share of Atkore's net income.

  Effective Income Tax Rate

        Our effective income tax rate was 17.4% and 13.8% during the quarters ended June 29, 2012 and June 24, 2011, respectively. The increase in the effective tax rate for the quarter ended June 29, 2012 was primarily related to enacted tax law changes and tax costs related to the 2012 Separation, which were partially offset by a non-recurring item generating a tax benefit. Our effective income tax rate for the quarter ended June 24, 2011 was positively impacted by favorable audit resolutions in multiple jurisdictions during the comparable period. The rate can vary from quarter to quarter due to discreet items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as the geographic mix of income before taxes.

Nine Months Ended June 29, 2012 Compared to Nine Months Ended June 24, 2011

  Commercial Fire and Security

Net Revenue

        Net revenue for Commercial Fire and Security was as follows ($ in millions):

	For the Nine Months Ended
	June 29, 2012	June 24, 2011	% Change
Revenue from product sales
Systems installation and related products	$2,738	$2,795	(2.0)%
Products	1,542	1,269	21.5%

Total revenue from product sales	4,280	4,064	5.3%
Service revenue	3,426	3,379	1.4%

Net revenue	$7,706	$7,443	3.5%

        Net revenue for Commercial Fire and Security of $7.7 billion increased by $263 million, or 3.5%, during the nine months ended June 29, 2012, as compared to the nine months ended June 24, 2011. Changes in foreign currency exchange rates unfavorably impacted net revenue by $142 million, or 1.9%. Net revenue was favorably impacted by the net impact of acquisitions and divestitures of $184 million, or 2.5%. The net increase in revenue was primarily driven by higher volumes in product sales as a result of generally improved end market demand in ROW, as well as the introduction of new product lines.

Revenue from systems installation and related products

        Net revenue from product sales includes sales and installation of commercial fire and security equipment and other systems. Revenue from systems installation decreased by $57 million, or 2.0%,

during the nine months ended June 29, 2012, as compared to the nine months ended June 24, 2011. Changes in foreign currency exchange rates unfavorably impacted revenue by $44 million, or 1.6%. Net revenue was favorably impacted by the net impact of acquisitions and divestitures of $12 million, or 0.4%. The net decrease in net revenue was primarily driven by weakness in the EMEA and North American markets due to continued softness in the non-residential construction market, partially offset by an increase in systems installations in Asia.

Product Sales

        Net revenue from product sales increased by $273 million, or 21.5%, during the nine months ended June 29, 2012, as compared to the nine months ended June 24, 2011. Changes in foreign currency exchange rates unfavorably impacted net revenue by $24 million, or 1.9%. Net revenue was favorably impacted by the net impact of acquisitions and divestitures of $153 million, or 12.1%, primarily related to the acquisitions of Visonic and Chemguard. The net increase in revenue for product sales was primarily driven by increased volume as a result of generally improved end-market demand in ROW, as well as the introduction of new product lines.

Service revenue

        Service revenue consists of monitoring and maintenance agreements for our electronic security, fire detection and suppression systems, as well as inspection and repair of other life safety systems. Service revenue increased by $47 million, or 1.4%, during the nine months ended June 29, 2012, as compared to the nine months ended June 24, 2011. Changes in foreign currency exchange rates unfavorably impacted net revenue by $74 million, or 2.2%. Net revenue was favorably impacted by the net impact of acquisitions and divestitures of $19 million, or 0.6%, primarily related to the acquisition of Signature Security in the third quarter of fiscal 2011. The net increase in net service revenue was primarily driven by continued focus on expanding service revenue across all regions.

Operating Income and Operating Margin

        Operating income and operating margin for Commercial Fire and Security were as follows ($ in millions):

	For the Nine Months Ended
	June 29, 2012	June 24, 2011	% Change
Operating income	$888	$806	10.2%
Operating margin	11.5%	10.8%

        Operating income of $888 million increased $82 million, or 10.2%, in the nine months ended June 29, 2012 as compared to the nine months ended June 24, 2011. Changes in foreign currency exchange rates unfavorably impacted operating income by $19 million, or 2.4%. The increase in operating income and operating margin was primarily driven by increased product sales volume, implementation of pricing actions to offset commodity inflationary pressures continued growth in service revenue and cost-containment initiatives, partially offset by additional environmental remediation costs of $13 million, as compared to nil in the same period in the prior year. Included in operating income for the nine months ended June 29, 2012 were $61 million of restructuring and asset impairment charges, a $3 million loss on divestitures, $7 million in acquisition and integration costs and $2 million of separation costs. During the nine months ended June 24, 2011, these charges were $54 million, $28 million, $3 million and nil, respectively. Additionally, the nine months ended June 29, 2012 included the settlement of a legacy legal matter of $28.5 million, as compared to nil in the same period in the prior year. See Note 11 to the Consolidated Financial Statements.

  ADT North American Residential

Net Revenue

        Net revenue for ADT North American Residential was as follows ($ in millions):

	For the Nine Months Ended
	June 29, 2012	June 24, 2011	% Change
Service revenue
Recurring	$2,161	$2,060	4.9%
Non-recurring	51	48	6.3%

Total service revenue	2,212	2,108	4.9%
Revenue from product sales (non-recurring)	203	206	(1.5)%

Net revenue	$2,415	$2,314	4.4%

        Recurring customer revenue is generated by contractual monthly recurring fees for monitoring and other recurring services provided to our customers. Non-recurring revenue consists of revenue associated with sales of equipment, deferred revenue related to upfront installation fees, non-routine repair and maintenance services, customer termination charges and dealer charge-backs.

        Net revenue for ADT North American Residential of $2.4 billion increased by $101 million, or 4.4%, during the nine months ended June 29, 2012, as compared to the nine months ended June 24, 2011. Changes in foreign currency exchange rates unfavorably impacted net revenue by $3 million, or 0.1%.The increase in net revenue was driven by growth in recurring customer revenue of $101 million, or 4.9%, primarily due to an increase in customer accounts and higher average revenue per customer.

	As of
	June 29, 2012	March 30, 2012	June 24, 2011
Ending number of customers (in thousands)	6,447	6,432	6,360
Gross customer additions for the nine months ended (in thousands)	877	876	798
Customer attrition rate(1)	13.5%	13.2%	12.9%
Average revenue per customer (dollars)	$38.36	$37.98	$37.01

(1)
Customer attrition rates (trailing 52-week) exclude the impact of changes in foreign currency exchange rates.

        During the nine months ended June 29, 2012, gross customer additions totaled approximately 877,000, reflecting a 9.9% increase compared to the comparable period in 2011. This increase was primarily driven by customer accounts generated through both our direct and dealer channels. Our annualized customer attrition rate as of June 29, 2012 was 13.5%. We attribute the increase in customer attrition from March 30, 2012 and June 24, 2011 to price escalations as well as increased customer relocations. Average revenue per customer increased $1.35, or 3.6%, as of June 29, 2012 compared with June 24, 2011, primarily due to price escalations and the addition of new customers at higher monthly rates, as well as increased take rates on new service offerings, including ADT Pulse.

Operating Income and Operating Margin

        Operating income and operating margin for ADT North American Residential were as follows ($ in millions):

	For the Nine Months Ended
	June 29, 2012	June 24, 2011	% Change
Operating income	$587	$553	6.1%
Operating margin	24.3%	23.9%

        Operating income of $587 million increased $34 million, or 6.1%, for the nine months ended June 29, 2012 as compared to the nine months ended June 24, 2011. The increase in operating income and operating margin was primarily due to higher margin recurring customer revenue, efficiencies gained through restructuring actions, integration initiatives, and other cost containment activities. These favorable impacts were partially offset by an increase in selling related expenses as a result of investments to grow the business, including the expansion of our internal sales force as well as increased advertising and other lead generating activities. Operating income for the nine months ended June 29, 2012 and June 24, 2011 includes integration costs related to the acquisition of Broadview Security of $12 million and $19 million, respectively. Additionally, operating income for the nine months ended June 29, 2012 includes approximately $3 million of charges incurred in connection with the 2012 Separation. Changes in foreign currency exchange rates unfavorably impacted operating income by $1 million, or 0.2%.

  Flow Control

Net Revenue

        Net revenue for Flow Control was as follows ($ in millions):

	For the Nine Months Ended
	June 29, 2012	June 24, 2011	% Change
Revenue from product sales	$2,697	$2,345	15.0%
Service revenue	203	213	(4.7%)

Net revenue	$2,900	$2,558	13.4%

        Net revenue for Flow Control of $2.9 billion increased $342 million, or 13.4%, during the nine months ended June 29, 2012 compared to the nine months ended June 24, 2011. Net revenue was favorably impacted by the net impact of acquisitions and divestitures of $57 million, or 2.2%, primarily related to the acquisition of KEF. Changes in foreign currency exchange rates unfavorably impacted net revenue by $55 million, or 2.2%. The net increase in revenue was due to strength in end market demand across all three of our businesses led by our Valves and Controls and Thermal Controls businesses.

Operating Income and Operating Margin

        Operating income and operating margin for Flow Control were as follows ($ in millions):

	For the Nine Months Ended
	June 29, 2012	June 24, 2011	% Change
Operating income	$337	$289	16.6%
Operating margin	11.6%	11.3%

        Operating income of $337 million increased $48 million, or 16.6%, in the nine months ended, June 29, 2012 as compared to the same period in the prior year. Changes in foreign currency exchange rates unfavorably impacted operating income by $8 million, or 2.8%. The increase in operating income and operating margin was primarily due to sales volume increases in our Valves & Controls and Thermal Control businesses, partially offset by a decrease in operating income in our Water and Environmental Services business. Restructuring and divestiture charges were $13 million and $6 million during the nine months ended June 29, 2012 as compared to $7 million and nil in the same period in prior year.

  Corporate and Other

        Corporate expense was $489 million during the nine months ended June 29, 2012 compared to $37 million during the nine months ended June 24, 2011. Corporate expense for the nine months ended June 29, 2012 included $157 million of charges incurred in connection with the 2012 Separation as well as $114 million in net charges recorded in connection with the Company's annual valuation of its asbestos-related liabilities and insurance assets, partially offset by $30 million of net income related to legacy legal matters, as compared to nil, $11 million and $6 million of income in the same period in the prior year. The increase in net asbestos charges was primarily due to the Company revising its look-back period for historical claim experience for the past five years to the past three years, as well as its look-forward period related to the projection of future claims from seven years, or 2019, to fifteen years, or 2027. The Company decided to revise its look-back period as it determined that a look-back period of three years was more appropriate as the Company has experienced a higher and more consistent level of claims activity and settlement costs in the past three years. The Company's decision to revise its look-forward period was primarily based on improvements in the consistency of observable data and the Company's more extensive experience with claims activity since the look-forward period was originally established in 2005. See Note 11 to the Consolidated Financial Statements for additional information. The nine months ended June 29, 2012 also included restructuring charges, acquisition costs and a loss on divestitures of $6 million, $2 million, and $8 million, respectively, as compared to $11 million, $3 million and a gain of $255 million for the nine months ended June 24, 2011. The gain on divestitures for the nine months ended June 24, 2011 primarily related to the divestiture of our Electrical and Metal Products business.

  Interest Income and Expense

        Interest income was $19 million and $25 million for the nine months ended June 29, 2012 and June 24, 2011, respectively. The decrease in interest income was primarily related to lower cash balances.

        Interest expense was $182 million for the nine months ended June 29, 2012 compared to $184 million for the same period in the prior year. The decrease in interest expense was primarily related to savings realized from the replacement of higher coupon notes with lower coupon notes, including the maturity of 6.75% notes due 2011, and issuances of 3.75% notes due 2018 and 4.625% notes due 2023 during the second quarter of 2011. This was partially offset by $3 million of interest expense incurred in connection with the termination of the bridge facility in our ADT North American Residential segment entered into in connection with the 2012 Separation. See Note 9 to the Consolidated Financial Statements.

  Other Expense, Net

        Other expense, net was $19 million and $9 million during the nine months ended June 29, 2012 and June 24, 2011, respectively. Other expense, net for the nine months ended June 29, 2012 primarily related to $17 million for our share of Atkore's net loss, which is accounted for under the equity method of accounting. See Note 3 to the Consolidated Financial Statements. In addition, we incurred a charge of $3 million as a result of a decrease in the receivables due from Covidien and TE Connectivity under the 2007 Tax Sharing Agreement. See Note 6 to the Consolidated Financial Statements. Other expense, net for the nine months ended June 24, 2011 primarily related to amounts due to Covidien and TE Connectivity under the 2007 Tax Sharing Agreement.

  Effective Income Tax Rate

        Our effective income tax rate was 19.4% and 19.2% for the nine months ended June 29, 2012 and June 24, 2011, respectively. Our effective income tax rate for the nine months ended June 29, 2012 was impacted by enacted tax law changes, tax costs related to the 2012 Separation, favorable audit resolutions in multiple jurisdictions and a non-recurring item generating a tax benefit. Our effective income tax rate for the nine months ended June 24, 2011 was impacted by favorable audit resolutions in multiple jurisdictions and a non-recurring tax charge recorded in conjunction with the sale of a majority interest in our Electrical and Metal Products business. The rate can vary from quarter to quarter due to discreet items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, such as the geographic mix of income before taxes.

Critical Accounting Policies and Estimates

        The preparation of the Consolidated Financial Statements in conformity with US GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that our accounting policies for depreciation and amortization methods of security monitoring-related assets, revenue recognition, loss contingencies, income taxes, goodwill and indefinite-lived intangible assets, long-lived assets and pension and postretirement benefits are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the third quarter of fiscal 2012, the Company revised its look-back period for historical claim experience from five years to three years, as well as its look-forward period from seven years to fifteen years. See Note 11 to the Consolidated Financial Statements. During fiscal 2012, there have been no other significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (the "2011 Form 10-K"). See Note 1 to the Consolidated Financial Statements for the issuance of new accounting standards during fiscal 2012.

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

        We had $1.1 billion and $1.4 billion of cash and cash equivalents as of June 29, 2012 and September 30, 2011, respectively. Cash generated by operating activities increased to $1.8 billion for the nine months ended June 29, 2012 compared to $1.6 billion for the nine months ended June 24, 2011. Cash used in investing activities was $1.4 billion for the nine months ended June 29, 2012 compared to $515 million for the nine months ended June 24, 2011. Cash used in financing activities was $732 million for the nine months ended June 29, 2012 compared to $1.3 billion for the nine months ended June 24, 2011.

        As of June 29, 2012, our shareholder's equity was $14.4 billion and our total debt was $4.2 billion. In addition, we had lines of credit totaling approximately $1.75 billion, including $250 million under a revolving credit facility for ADT entered into on June 22, 2012 in anticipation of the 2012 Separation, none of which were drawn. Upon the occurrence of the 2012 Separation, the Company will automatically and unconditionally be released from its guarantee of the ADT credit facility. See Note 9 to the Consolidated Financial Statements. Our ratio of total debt to total capital (the sum of our short-and long-term debt and shareholders' equity) was 22% as of June 29, 2012 and 23% as of September 30, 2011, respectively. This ratio is a measure of our long-term liquidity and is an indicator of financial flexibility.

        On July 5, 2012, in connection with the planned spinoff of the Company's North American residential security business, ADT issued $2.5 billion of aggregate principal amount notes due 2017, 2022 and 2042. The net proceeds will be used to repay intercompany debt and to make other cash payments to Tyco to allow the Company to fund the tender offers and redemptions described below. Tyco is the guarantor of the notes until the occurrence of the 2012 Separation at which time the Company will be automatically and unconditionally released from its guarantee.

        On June 27, 2012, Tyco and its subsidiary, TIFSA, commenced tender offers to purchase for cash various debt securities maturing from 2013 to 2023 issued by TIFSA and/or Tyco, in an aggregate principal amount up to $2.6 billion. On July 12, 2012, Tyco redeemed approximately $2.1 billion in outstanding aggregate principal of notes. On July 16, 2012, Tyco issued notices to the holders of the remaining outstanding principal amounts of the 6.0% Notes due 2013 and 4.125% Notes due 2014 notifying them that such notes would be redeemed at the "make-whole" amount plus accrued and unpaid interest on August 15, 2012. See Note 21 to the Consolidated Financial Statements.

Cash flow from operating activities

        The sources of our cash flow from operating activities and the use of a portion of that cash in our operations for the quarters and nine months ended June 29, 2012 and June 24, 2011 are as follows ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Cash flows from operating activities:
Operating income	$367	$475	$1,323	$1,618
Depreciation and amortization(1)	346	331	1,021	976
Loss (gain) on divestitures	14	6	17	(227)
Non-cash compensation expense	28	27	80	86
Deferred income taxes	(4)	(3)	72	119
Provision for losses on accounts receivable and inventory	29	13	90	61
Other, net	11	15	58	45
Net change in working capital	95	(46)	(447)	(621)
Interest income	6	7	19	25
Interest expense	(63)	(59)	(182)	(184)
Income tax expense	(53)	(58)	(221)	(278)

Net cash provided by operating activities	$776	$708	$1,830	$1,620

Other cash flow items:
Capital expenditures, net(2)	($257)	($185)	($685)	($541)
Increase in the sale of accounts receivable	(1)	—	—	—
Acquisition of dealer generated customer accounts and bulk account purchases	(176)	(172)	(512)	(451)
Purchase accounting and holdback liabilities	(1)	—	(2)	1
Voluntary pension contributions	—	15	—	15

(1)
The quarters ended June 29, 2012 and June 24, 2011, included depreciation expense of $179 million and $174 million, respectively, and amortization of intangible assets of $167 million and $157 million, respectively. The nine months ended June 29, 2012 and June 24, 2011, included depreciation expense of $527 million and $515 million, respectively, and amortization of intangible assets of $494 million and $461 million, respectively.

(2)
Includes net proceeds received for the sale/disposition of property, plant and equipment of $6 million and $2 million for the quarters ended June 29, 2012 and June 24, 2011, respectively, as well as $9 million and $7 million for the nine months ended June 29, 2012 and June 24, 2011, respectively.

        The net change in working capital increased operating cash flow by $95 million for the quarter ended June 29, 2012. The significant changes in working capital included a $215 million increase in accrued and other liabilities and a $80 million increase in accounts payable, partially offset by a $108 million increase in prepaid expenses and other current assets and a $103 million increase in accounts receivable.

        The net change in working capital decreased operating cash flow by $46 million for the quarter ended June 24, 2011. The significant changes in working capital included a $140 million increase in accounts receivable, partially offset by a $110 million increase in accrued and other liabilities.

        The net change in working capital decreased operating cash flow by $447 million for the nine months ended June 29, 2012. The significant changes in working capital included a $233 million increase in inventories, a $137 million increase in prepaid expenses and other current assets, a $119 million increase in accounts receivable, a $75 million decrease in accrued and other liabilities, partially offset by an $83 million increase in accounts payable and a $50 million increase in deferred revenue.

        The net change in working capital decreased operating cash flow by $621 million for the nine months ended June 24, 2011. The significant changes in working capital included a $195 million increase in inventories, a $183 million increase in accounts receivable and a $172 million decrease in accrued and other liabilities.

        During the quarters ended June 29, 2012 and June 24, 2011, we paid approximately $23 million and $31 million, respectively, in cash related to restructuring activities. During the nine months ended June 29, 2012 and June 24, 2011, we paid approximately $74 million and $86 million, respectively, in cash related to restructuring activities. See Note 4 to our Consolidated Financial Statements for further information regarding our restructuring activities.

        As previously discussed, in September 2011, the Company announced that its Board of Directors approved a plan to separate the Company into three separate publicly traded companies. In connection with the proposed separation, we paid $59 million and $114 million in separation costs during the quarter and nine months ended June 29, 2012, compared to nil for both the quarter and nine months ended June 24, 2011.

        During the quarter ended June 29, 2012 and June 24, 2011, cash paid for acquisition and integration costs were nil and $2 million, respectively. During the nine months ended June 29, 2012 and June 24, 2011, cash paid for acquisition and integration costs were $2 million and $13 million respectively.

        In connection with the 2007 Separation, we entered into the 2007 Tax Sharing Agreement with Covidien and TE Connectivity. In accordance with this agreement, we received $3 million from Covidien and paid $13 million to Covidien and TE Connectivity during the quarter and nine months ended June 29, 2012, respectively, compared to nil for both the quarter and nine months ended June 24, 2011.

        During the quarter and nine months ended June 29, 2012, we contributed $11 million and $17 million, respectively, to our U.S. pension plans and $17 million and $53 million, respectively, to our non U.S. Pension plans. We anticipate contributing at least the minimum required to our pension plans in fiscal year 2012 of $38 million for U.S. plans and $72 million for non-U.S. plans.

        Income taxes paid, net of refunds, related to continuing operations were $58 million and $62 million during the quarters ended June 29, 2012 and June 24, 2011, respectively, and $149 million and $159 million during the nine months ended June 29, 2012 and June 24, 2011, respectively.

        Net interest paid, related to continuing operations were $28 million for both of the quarters ended June 29, 2012 and June 24, 2011 and $128 million and $126 million during the nine months ended June 29, 2012 and June 24, 2011, respectively.

Cash flow from investing activities

        We made capital expenditures of $694 million for the nine months ended June 29, 2012 as compared to $548 million during the comparable prior period. The nine months ended June 29, 2012 includes $12 million of capital expenditures related to the 2012 Separation. The level of capital expenditures in fiscal year 2012 is expected to exceed the spending levels in fiscal year 2011 and is also expected to exceed depreciation expense.

        During the nine months ended June 29, 2012 and June 24, 2011, we paid approximately $512 million and $451 million, respectively, to acquire approximately 446,000 and 419,000 customer contracts for electronic security services primarily within our ADT North American Residential segment. See Note 5 to our Consolidated Financial Statements for further information.

        During the nine months ended June 29, 2012, we paid cash for acquisitions included in continuing operations totaling $217 million, net of cash acquired of $16 million, the most significant of which related to the acquisition of Visonic. In addition, other acquisitions during the nine months ended June 29, 2012 included in the Company's Commercial Fire and Security were not material individually or in the aggregate. During the nine months ended June 24, 2011, cash paid for acquisitions included in continuing operations totaled $228 million, primarily related to the acquisition of Signature Security Group within our Commercial Fire and Security segment.

        During the nine months ended June 29, 2012 and June 24, 2011, we paid cash of $4 million and received cash proceeds, net of cash divested of approximately $1 billion, respectively, for divestitures. The cash proceeds for the nine months ended June 24, 2011, primarily related to the sale of a majority interest in our Electrical and Metal Products business of $713 million, which is presented in continuing operations and $264 million for the sale of our European water business which is presented in discontinued operations. See Note 3 to our Consolidated Financial Statements for further information.

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

        During the nine months ended June 29, 2012, TIFSA issued commercial paper of $1.2 billion to U.S. institutional accredited investors and qualified institutional buyers. As of June 29, 2012 and June 24, 2011, TIFSA had nil and $40 million, respectively, of commercial paper outstanding. Commercial paper issued during the nine months ended June 29, 2012 and June 24, 2011 bore interest at a weighted average rate of 0.50% and 0.37%, respectively.

        Pursuant to our share repurchase program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved 10b5-1 trading plan in accordance with applicable regulations. During the nine months ended June 29, 2012, we repurchased approximately 11 million common shares for approximately $500 million under our 2011 share repurchase program. During the nine months ended June 24, 2011, we repurchased approximately 30 million common shares for approximately $1.3 billion under the 2011, 2010, and 2008 share repurchase programs, which completed both the 2010 and 2008 programs.

        On March 7, 2012, our shareholders approved a cash dividend of $0.50 per share, payable to shareholders in two quarterly installments of $0.25 on May 23, 2012 and August 22, 2012. Shareholders also approved a conditional cash dividend of $0.50 per share, payable to shareholders in two quarterly installments of $0.25 on November 15, 2012 and February 20, 2013. Payment of the conditional cash dividend will be made only in the event that the 2012 Separation does not occur prior to the record date for each conditional dividend payment. On March 9, 2011, our shareholders approved an annual dividend on our common shares of $1.00 per share, to be paid from contributed surplus in four installments of $0.25 per share. During the nine months ended June 29, 2012 and June 24, 2011, we paid cash dividends of approximately $346 million and $342 million, respectively.

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

Backlog

        We had a backlog of unfilled orders of $10,185 million and $9,651 million as of June 29, 2012 and September 30, 2011, respectively. We expect that approximately 87% of our backlog as of June 29, 2012 will be filled during the next 12 months. Backlog by segment was as follows ($ in millions):

	As of June 29, 2012	As of September 30, 2011
Commercial Fire and Security	$4,701	$4,400
ADT North American Residential	3,649	3,507
Flow Control	1,835	1,744

	$10,185	$9,651

        Commercial Fire and Security and ADT North American Residential's backlog includes recurring revenue-in-force and long-term deferred revenue for upfront fees. Revenue-in-force represents 12 months' revenue associated with monitoring and maintenance services under contract in the security business. Commercial Fire and Security's backlog of $4,701 million and $4,400 million as of June 29, 2012 and September 30, 2011, respectively, consists primarily of $2,118 million and $2,073 million of recurring revenue in force and $400 million and $420 million of deferred revenue as of June 29, 2012 and September 30, 2011, respectively. ADT North American Residential's backlog of $3,649 million and $3,507 million, as of June 29, 2012 and September 30, 2011, respectively, consists primarily of $2,970 million and $2,852 million of recurring revenue in force and $655 million and $634 million of deferred revenue as of June 29, 2012 and September 30, 2011, respectively.

        Backlog increased $534 million, or 5.5%, to $10,185 million as of June 29, 2012. The net increase in backlog was primarily related to an increase in recurring revenue-in-force in both our Commercial Fire and Security and ADT North American Residential segments, as well as acquisitions within our Commercial Fire and Security segment primarily within the Asia Pacific region. In addition, bookings increased in our Commercial Fire and Security segment primarily within the North American region and our Flow Control segment primarily in the Asia Pacific and North American regions. Changes in foreign currency unfavorably impacted backlog by $140 million, or 1.5%.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

        Certain of our international businesses utilize the sale of accounts receivable as short-term financing mechanisms. The aggregate amount outstanding under our international accounts receivable programs was not material as of June 29, 2012 or September 30, 2011.

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

        There are certain guarantees or indemnifications extended among Tyco, Covidien and TE Connectivity in accordance with the terms of the Separation and Distribution Agreement and the 2007 Tax Sharing Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the 2007 Tax Sharing Agreement. At the time of the Separation, we recorded a liability necessary to recognize the fair value of such guarantees and indemnifications. See Note 6 to the Consolidated Financial Statements for further discussion of the 2007 Tax Sharing Agreement. In addition, prior to the Separation we provided support in the form of financial and/or performance guarantees to various Covidien and TE Connectivity operating entities. To the extent these guarantees were not assigned in connection with the Separation, we assumed primary liability on any remaining such support. These obligations were not material to us as of June 29, 2012.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from our exposure discussed in the 2011 Form 10-K. In order to manage the volatility relating to our more significant market risks, from time to time we enter into forward foreign currency exchange contracts, interest rate swaps and commodity swaps.

        We utilize established risk management policies and procedures in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading or speculative purposes. Derivative financial instruments related to non-functional currency cash flows are used with the goal of mitigating a significant portion of these exposures when it is cost effective to do so. Counterparties to derivative financial instruments are mostly limited to financial institutions with at least an A-/A3 long-term credit rating.

Item 4.    Controls and Procedures

        The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined under Rule 13a-15 of the Securities and Exchange Act (the Exchange Act)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2012, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        There has been no change in our internal control over financial reporting during the quarter ended June 29, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Legacy Matters

        Tyco is a party to several lawsuits involving disputes with former management, including Mr. L. Dennis Kozlowski, Mr. Mark Swartz and Mr. Frank Walsh Jr. In connection with Tyco's affirmative actions against, Mr. Kozlowski and Mr. Swartz, Mr. Kozlowski, through counterclaims, and Mr. Swartz, through a separate lawsuit, are seeking an aggregate of approximately $140 million allegedly due in connection with their compensation and retention arrangements and under the Employee Retirement Income Security Act ("ERISA").

        With respect to Mr. Kozlowski, on December 1, 2010, the U.S. District Court for the Southern District of New York ruled in favor of several of the Company's affirmative claims against him before trial, while dismissing all of Mr. Kozlowski's counterclaims for pay and benefits after 1995. A trial on the remaining issues between the parties is scheduled to begin on August 13, 2012. With respect to Mr. Swartz, on March 3, 2011, the same Court granted the Company's motion for summary judgment. The Court further ruled that issues related to damages will need to be resolved at trial. A trial is scheduled to begin September 18, 2012. The Company expects Mr. Kozlowski to contest the decision against him. As a result, the Company has and will continue to maintain the reserve recorded in its Consolidated Balance Sheet for the amounts allegedly due under his compensation and retention arrangements and under ERISA until the appeals process is complete. During the second quarter of fiscal 2012, the Company reversed a $50 million liability related to Mr. Swartz's pay and benefits due to the expiration of the statue of limitations, which was recorded in selling, general and administrative expenses in the Consolidated Statement of Operations. On May 15, 2012, Mr. Swartz filed a lawsuit against Tyco in New York state court claiming entitlement to monies under ERISA. Tyco removed the case to the U.S. district court for the southern district of New York and filed a motion to dismiss Mr. Swartz's claims for multiple reasons, including that the statute of limitations had expired, at the latest, during the second quarter of fiscal 2012. With respect to Mr. Kozlowski's compensation, the Company believes that its existing reserve is sufficient and that the ultimate resolution of the matter will not have a material adverse effect on its financial position, results of operations or cash flows.

        Tyco has also brought an action against Mr. Walsh in connection with the damages suffered by Tyco arising from Mr. Walsh's breach of his fiduciary duties to Tyco. In October 2010, the U.S. District Court for the Southern District of New York denied Tyco's affirmative claims for recovery of damages against Mr. Walsh. In January 2012, the United States Court of Appeals for the Second Circuit reversed the District Court's ruling that Tyco's Board of Directors could ratify breaches of fiduciary duties owed by Mr. Walsh to Tyco's shareholders, and remanded the case to the District Court to resolve certain issues relating to consequential damages. On June 20, 2012, the District Court ruled in Tyco's favor and entered a judgment against Mr. Walsh. This affirmative matter, and the affirmative matters against Messrs. Kozlowski and Swartz, are not subject to the liability sharing provisions of the Separation and Distribution Agreement. Separately, Mr. Walsh is pursuing a New York state court claim against the Company asserting his entitlement to indemnification. This action is subject to the liability sharing provisions of the Separation and Distribution Agreement.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 29, 2012, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $63 million to $100 million. As of June 29, 2012, Tyco concluded that the best estimate within this range is approximately $69 million, of which $34 million is included in accrued and other current liabilities and $35 million is included in other liabilities in the Company's Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payments of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos Matters

        The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's historical strategy has been to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. In addition, the Company continues to assess its strategy for resolving asbestos claims. Due to the number of claims and limited amount of assets at one of the Company's non-operating subsidiaries, the Company is pursuing alternatives for this subsidiary, including a negotiated settlement with representatives of all current and future asbestos claimants against such subsidiary. While the Company has not finalized its approach, if the Company is ultimately successful with this alternative, it will likely assign rights to certain insurance assets and make a cash payment in order to fully resolve the claims against the subsidiary.

        As of June 29, 2012, there were approximately 5,200 lawsuits pending against the Company, its subsidiaries or entities for which the Company has assumed responsibility. Each lawsuit typically includes several claims, and the Company has determined that there were approximately 6,100 claims outstanding as of June 29, 2012, which reflects the Company's current estimate of the number of viable claims made against it, its affiliates or entities for which it has assumed responsibility in connection with acquisitions or divestitures. This amount includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants or are duplicative of other actions.

        For a detailed discussion of asbestos-related matters, see Note 11 of the Consolidated Financial Statements.

Income Tax Matters

        In connection with the 2007 spin-offs of Covidien and TE Connectivity from Tyco, Tyco entered into a Tax Sharing Agreement that governs the rights and obligations of each party with respect to certain pre-2007 Separation income tax liabilities. More specifically, Tyco, Covidien and TE Connectivity share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and TE Connectivity' U.S. and certain non-U.S. income tax returns. Costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties. Consistent with the sharing provisions of the Tax Sharing Agreement, Tyco had a net receivable from Covidien and TE Connectivity of $76 million and $89 million as of June 29, 2012 and September 30, 2011, respectively. In addition, as of June 29, 2012 and September 30, 2011, the Company had recorded $400 million and $387 million, respectively, in other liabilities, and $6 million and $49 million, respectively, in accrued and other current liabilities.

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

        For a detailed discussion of contingencies related to Tyco's income taxes, see Note 6 to the Consolidated Financial Statements. Furthermore, in conjunction with the 2012 Separation, we intend to enter into the 2012 Tax Sharing Agreement with ADT North American residential security and the flow control businesses that will govern the respective rights, responsibilities and obligations of the three parties after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax matters regarding income taxes, other taxes and related tax returns. For more information, see Part II. Item 1A-Risk Factors.

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

        During the fourth quarter of 2011, the Company reserved $34 million for various compliance matters, including the FCPA matters described above. As of June 29, 2012, the Company continues to maintain its best estimate of probable loss for these compliance matters which the Company has recorded as a liability in accrued and other current liabilities in the Consolidated Balance Sheet. Due to the sharing provisions in the Separation and Distribution Agreement, the Company has also recorded receivables from Covidien and TE Connectivity related to certain of these compliance matters in other current assets in the Company's Consolidated Balance Sheet as of June 29, 2012.

ERISA Partial Withdrawal Liability Assessment and Demand

        On June 8, 2007, SimplexGrinnell received a notice alleging that it had partially withdrawn from the National Automatic Sprinkler Industry Pension Fund (the "Fund"). Under Title IV of ERISA, if the Fund can prove that an employer completely or partially withdraws from a multi-employer pension plan such as the Fund, the employer is liable for withdrawal liability equal to its proportionate share of the plan's unfunded vested benefits. The alleged withdrawal results from a 1994 labor dispute between Grinnell Fire Protection Systems, SimplexGrinnell's predecessor, and Road Sprinkler Fitters Local Union No. 669. Following an adverse arbitration ruling in the third quarter of fiscal 2012, the Company agreed to settle this matter and recorded a charge in the amount of $28.5 million, including accrued interest on the liability. ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan, and as a result the Company had made $22.0 million of payments through June 29, 2012. The remaining $6.5 million of cash payments due are expected to be made in the fourth quarter of fiscal 2012.

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

ADT Dealer Litigation

        As previously reported, in 2002, the SEC's Division of Enforcement conducted an investigation related to past accounting practices for dealer connect fees that ADT had charged to its authorized dealers upon purchasing customer accounts. The investigation related to accounting practices employed by the Company's former management, which were discontinued in 2003. Although the Company settled with the SEC in 2006, a number of former dealers and related parties have filed lawsuits against the Company in the United States and in other countries, including a class action lawsuit filed in the District Court of Arapahoe County, Colorado, alleging breach of contract and other claims related to ADT's decision to terminate certain authorized dealers in 2002 and 2003. In February 2010, the Court granted a directed verdict in ADT's favor dismissing a number of the plaintiffs' key claims. Upon appeal, the Colorado Court of Appeals affirmed the verdict in ADT's favor in October 2011. The parties agreed to settle this matter in April 2012 with no cash consideration being paid by either side, which is subject to final court approval. Although the Company has favorably resolved the class action lawsuit in Colorado, a number of claims related to the 2002 and 2003 decision to terminate certain authorized dealers outside the United States remain outstanding. During the second quarter of fiscal 2012, the Company recorded its best estimate of probable loss related to these claims. While it is not possible at this time to predict the final outcome of these lawsuits, the Company does not believe these claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Telephone Consumer Protection Act

        ADT has been named as a defendant in two putative class actions that were filed on behalf of purported classes of persons who claim to have received unsolicited "robocalls" in contravention of the U.S. Telephone Consumer Protection Act ("TCPA"). These lawsuits were brought by plaintiffs seeking class action status and monetary damages on behalf of all plaintiffs who allegedly received such unsolicited calls, claiming that millions of calls were made by third party entities on ADT's behalf. ADT asserts that such entities were not retained by, nor authorized to make calls on behalf of, ADT. These matters have been consolidated in the United States District Court for the Northern District of Illinois into one civil action. Each violation under the TCPA provides for $500 in statutory damages ($1,500 if a willful violation is shown). ADT believes that it has meritorious defenses to these claims and, accordingly, intends to vigorously defend against these actions. The Company has made no provision for this contingency as a reasonable estimate of loss cannot be made at this time.

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

Item 1A.    Risk Factors

        Tyco's significant business risks are described in Part I, Item 1A in our 2011 Form 10-K and Item 1A in our Form 10-Q for the second fiscal quarter of 2012, to which reference is made herein. Management does not believe that there have been any significant changes in the Company's risk factors since the Company filed its form 10-Q for the second fiscal of 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
3/31/12–4/27/12	—	—	—
4/28/12–6/1/12	3,739,823	$54.12	3,688,189	$199,987,911
6/2/12–6/29/12	—	—	—

        The transactions described in the table above primarily pertain to the repurchase of common shares on the New York Stock Exchange as part of the $1.0 billion share repurchase program approved by the Board of Directors in April 2011 ("2011 Share Repurchase Program"). In addition, the Company also acquires shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. Approximately 51,634 shares were acquired in these vesting-related transactions outside of the share repurchase program during the quarter ended June 29, 2012. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. As of June 29, 2012, approximately $200 million remained outstanding under the 2011 Share Repurchase Program.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Reserved

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Exhibit
2.1	Amendment No. 1 to the Merger Agreement among Tyco International Ltd., Tyco Flow Control International Ltd., Panthro Acquisition Co., Panthro Merger Sub, Inc. and Pentair, Inc. (incorporated by reference to Exhibit 2.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 31, 2012).
2.2
Amendment No. 1 to the Separation and Distribution Agreement by and among Tyco International Ltd., Tyco Flow Control International Ltd. and the ADT Corporation (incorporated by reference to Exhibit 2.2 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 31, 2012).
4.1
Indenture by and between The ADT Corporation (as Issuer) and Wells Fargo Bank, National Association (as Trustee), dated as of July 5, 2012 (incorporated by reference to Exhibit 4.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 5, 2012).

Exhibit Number	Exhibit
4.2	First Supplemental Indenture by and among The ADT Corporation (as Issuer), Tyco International Ltd. (as Guarantor) and Wells Fargo Bank, National Association (as Trustee), dated as of July 5, 2012 (incorporated by reference to Exhibit 4.2 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 5, 2012).
4.3
Second Supplemental Indenture by and among The ADT Corporation (as Issuer), Tyco International Ltd. (as Guarantor) and Wells Fargo Bank, National Association (as Trustee), dated as of July 5, 2012 (incorporated by reference to Exhibit 4.3 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 5, 2012).
4.4
Third Supplemental Indenture by and among The ADT Corporation (as Issuer), Tyco International Ltd. (as Guarantor) and Wells Fargo Bank, National Association (as Trustee), dated as of July 5, 2012 (incorporated by reference to Exhibit 4.4 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 5, 2012).
4.5
Exchange and Registration Rights Agreement by and among The ADT Corporation, Tyco International Ltd. (as Guarantor) and Goldman, Sachs & Co., Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC and Deutsche Bank Securities Inc. (as representatives of the several Purchasers), dated as of July 5, 2012 (incorporated by reference to Exhibit 4.5 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 5, 2012).
10.1
Employment Offer Letter between Tyco International Ltd. and Mr. Arun Nayar, dated May 3, 2012 (incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on May 8, 2012).
10.2
Five-Year Senior Unsecured Credit Agreement, dated as of June 22, 2012, among Tyco International Finance, S.A., Tyco International Ltd., each of the initial lenders named therein, Citibank, N.A., as administrative agent, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Merrill, Lynch, Pierce, Fenner & Smith, as bookrunners and lead arrangers (incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on June 27, 2012).
10.3
Five-Year Senior Unsecured Revolving Credit Agreement, dated as of June 22, 2012, among The ADT Corporation, Tyco International Ltd., each of the initial lenders named therein, Citibank, N.A., as administrative agent, JP Morgan Chase Bank, N.A., as syndication agent, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as bookrunners and lead arrangers (incorporated by reference to Exhibit 10.2 to Tyco International Ltd.'s Current Report on Form 8-K filed on June 27, 2012).
10.4
Amendment No. 4, dated June 22, 2012, to the Five-Year Senior Unsecured Credit Agreement, dated as of April 25, 2007, among Tyco International Finance, S.A., Tyco International Ltd., each of the lenders named therein and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to Tyco International Ltd.'s Current Report on Form 8-K filed on June 27, 2012).
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

Exhibit Number	Exhibit
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
101
Financial statements from the quarterly report on Form 10-Q of Tyco International Ltd. for the quarter ended June 29, 2012 formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:	/s/ FRANK S. SKLARSKY Frank S. Sklarsky Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 31, 2012