Form 10-K
period 2012-09-28
TYCO INTERNATIONAL LTD
filed 2012-11-16
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting common shares held by non-affiliates of the registrant as of March 30, 2012 was approximately $25,702,489,551

         The number of common shares outstanding as of November 13, 2012 was 465,717,368.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's 2013 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

         See page 72 to 75 for the exhibit index.

PART I

Item 1.    Business

General

        Tyco International Ltd. (hereinafter referred to as "we," the "Company" or "Tyco") is a leading global provider of security products and services, fire detection and suppression products and services and life safety products. Our broad portfolio of products and services, sold under well-known brands such as Tyco, SimplexGrinnell, Sensormatic, Wormald, Ansul, Simplex, Grinnell, Scott and ADT (in jurisdictions outside of North America) serve security, fire detection and suppression and life safety needs across commercial, industrial, retail, institutional and governmental markets, as well as non-U.S. residential and small business markets. We hold market-leading positions in large, fragmented industries and we believe that we are well positioned to leverage our global footprint, deep industry experience, strong customer relationships and innovative technologies to expand our business in both developed and emerging markets. We operate and report financial and operating information in the following three operating segments:

  •
  North America Systems Installation & Services ("NA Installation & Services") designs, sells, installs, services and monitors electronic security systems and fire detection and suppression systems for commercial, industrial, retail, institutional and governmental customers in North America.

  •
  Rest of World ("ROW") Systems Installation & Services ("ROW Installation & Services") designs, sells, installs, services and monitors electronic security systems and fire detection and suppression systems for commercial, industrial, retail, residential, small business, institutional and governmental customers in the ROW regions.

  •
  Global Products designs, manufactures and sells fire protection, security and life safety products, including intrusion security, anti-theft devices, breathing apparatus and access control and video management systems, for commercial, industrial, retail, residential, small business, institutional and governmental customers worldwide, including products installed and serviced by our NA and ROW Installation & Services segments.

        We also provide general corporate services to our segments and these costs are reported as Corporate and Other.

        Net revenue by segment for 2012 is as follows ($ in millions):

	Net Revenue	Percent of Total Net Revenue	Key Brands
NA Installation & Services	$3,962	38.1%	Tyco, Tyco Integrated Security, SimplexGrinnell, Sensormatic
ROW Installation & Services	4,341	41.7%	Tyco Fire & Security, Wormald, Sensormatic, ADT
Global Products	2,100	20.2%	Tyco, Simplex, Grinnell, Ansul, DSC, Scott, American Dynamics, Software House, Visonic

	$10,403	100%

        Unless otherwise indicated, references in this Annual Report to 2012, 2011 and 2010 are to Tyco's fiscal years ended September 28, 2012, September 30, 2011 and September 24, 2010, respectively. The Company has a 52 or 53-week fiscal year that ends on the last Friday in September. Fiscal 2012 and 2010 were 52-week years. Fiscal 2011 was a 53-week year.

        For a detailed discussion of revenue, operating income and total assets by segment for fiscal years 2012, 2011 and 2010 see Item 7. Management's Discussion and Analysis and Note 19 to the Consolidated Financial Statements.

History and Development

Tyco International Ltd.

        Tyco International Ltd. is a Company organized under the laws of Switzerland. The Company was created as a result of the July 1997 acquisition of Tyco International Ltd., a Massachusetts corporation, by ADT Limited, a public company organized under the laws of Bermuda, at which time ADT Limited changed its name to Tyco International Ltd. Effective March 17, 2009, the Company became a Swiss corporation under articles 620 et seq. of the Swiss Code of Obligations (the "Change of Domicile").

        Effective June 29, 2007, the Company completed the spin-offs of Covidien and TE Connectivity, formerly our Healthcare and Electronics businesses of Tyco, respectively, into separate, publicly traded companies (the "2007 Separation") in the form of a tax-free distribution to Tyco shareholders.

        Effective September 28, 2012, the Company completed the spin-offs of The ADT Corporation ("ADT") and Pentair Ltd. (formerly known as Tyco Flow Control International Ltd. ("Tyco Flow Control")), formerly our North American residential security and flow control businesses, respectively, into separate, publicly traded companies in the form of a distribution to Tyco shareholders. Immediately following the spin-off, Pentair, Inc. was merged with a subsidiary of Tyco Flow Control in a tax-free, all-stock merger (the "Merger"), with Pentair Ltd. ("Pentair") succeeding Pentair Inc. as an independent publicly traded company. The distributions, the Merger and related transactions are collectively referred to herein as the "2012 Separation". As a result of the distribution, the operations of Tyco's former flow control and North American residential security businesses are now classified as discontinued operations in all periods presented.

        Tyco's registered and principal office is located at Freier Platz 10, CH-8200 Schaffhausen, Switzerland. Its management office in the United States is located at 9 Roszel Road, Princeton, New Jersey 08540.

Segments

        As a result of the 2012 Separation we now operate and report financial and operating information in three new segments: NA Installation & Services, ROW Installation & Services and Global Products. Certain prior period amounts have been reclassified to conform to the current period presentation.

        Each of our segments serves a highly diverse customer base and none is dependent upon a single customer or group of customers. For fiscal year 2012, no customer accounted for more than 10% of our revenues, and approximately 50% of our revenues were derived from customers outside of North America.

        Our end-use customers, to whom we may sell directly or through wholesalers, distributors, commercial builders or contractors, can generally be grouped in the following categories:

  •
  Commercial customers, including residential and commercial property developers, financial institutions, food service businesses and commercial enterprises;

  •
  Industrial customers, including companies in the oil and gas, power generation, mining, petrochemical and other industries;

  •
  Retail customers, including international, regional and local consumer outlets;

  •
  Institutional customers, including a broad range of healthcare facilities, academic institutions, museums and foundations;

  •
  Governmental customers, including federal, state and local governments, defense installations, mass transportation networks, public utilities and other government-affiliated entities and applications; and

  •
  Residential and small business customers outside of North America, including owners of single-family homes and local providers of a wide range of goods and services.

        As discussed under "Competition" below, the markets in which we compete are generally highly fragmented. We therefore compete with many other businesses in markets throughout the world, including other large global businesses, significant regional businesses and many smaller local businesses.

Installation & Services

        NA Installation & Services and ROW Installation & Services (collectively, "Installation & Services") designs, sells, installs, services and monitors electronic security and fire detection and suppression systems for retail, commercial, industrial, governmental and institutional customers around the world. Additionally, ROW Installation & Services designs, sells, installs, services and monitors security systems for residential and small business customers under the ADT brand name outside of North America.

Security Services

        Our Installation & Services segments design, sell, install and service security systems to detect intrusion, control access and react to movement, fire, smoke, flooding, environmental conditions, industrial processes and other hazards. These electronic security systems include detection devices that are usually connected to a monitoring center that receives and records alarm signals where security monitoring specialists verify alarm conditions and initiate a range of response scenarios. For most systems, control panels identify the nature of the alarm and the areas where a sensor was triggered. Our other security solutions include access control systems for sensitive areas such as government facilities and banks; video surveillance systems designed to deter theft and fraud and help protect employees and customers; and asset protection and security management systems designed to monitor and protect physical assets as well as proprietary electronic data. Our offerings also include anti-theft systems utilizing acousto magnetic and radio frequency identification tags and labels in the retail industry as well as store performance solutions to enhance retailer performance. Many of the world's leading retailers use our Sensormatic anti-theft systems to help protect against shoplifting and employee theft. Many of the products that we install for our Installation & Services security customers are designed and manufactured by our Global Products segment. Additionally, our deep experience in designing, integrating, deploying and maintaining large-scale security systems—including, for example, centrally managed security systems that span large commercial and institutional campuses—allows us to install and/or service products manufactured by third parties.

        Purchasers of our intrusion systems typically contract for ongoing security system monitoring and maintenance at the time of initial equipment installation. These contracts are generally for a term of one to three years. Systems installed at customers' premises may be owned by us or by our customers. Monitoring center personnel may respond to alarms by relaying appropriate information to local fire or police departments, notifying the customer or taking other appropriate action. In certain markets, we directly provide the alarm response services with highly trained and professionally equipped employees. In some instances, alarm systems are connected directly to local fire or police departments.

        In addition, our ROW Installation & Services segment is a leading provider of monitored residential and small business security systems. In addition to traditional burglar alarm and fire detection systems, installation and monitoring services, ROW Installation & Services provides patrol and response services in select geographies, including South Africa and Korea. Our ROW

Installation & Services segment continues to expand its offering of value-added residential services worldwide, such as an interactive services platform. The interactive services platform allows for remote management of the home security system, as well as lifestyle applications, which currently include remote video, lighting control, and energy management.

        Our customers are often prompted to purchase security systems by their insurance carriers, which may offer lower insurance premium rates if a security system is installed or require that a system be installed as a condition of coverage.

Fire Protection Services

        Our Installation & Services segments design, sell, install and service fire detection and fire suppression systems in both new and existing facilities. Commercial construction as well as legislation mandating the installation and service of fire detection and suppression systems drives the demand for our products. Our Installation & Services segments offer a wide range of fire detection and suppression systems, including those designed and manufactured by our Global Products segment and those designed by third parties. These detection systems include fire alarm control panels, advanced fire alarm monitoring systems, smoke, flame detection systems, heat and carbon monoxide detectors and voice evacuation systems. Our Installation & Services segments also offer a wide range of standard water-based sprinkler and chemical suppression systems and custom designed special hazard suppression systems, which incorporate specialized extinguishing agents such as foams, dry chemicals and gases in addition to spill control products designed to absorb, neutralize and solidify spills of hazardous materials. These systems are often especially suited to fire suppression in industrial and commercial applications, including oil and gas, power generation, mining, petrochemical, manufacturing, transportation, data processing, telecommunications, commercial food preparation and marine applications. Our Installation & Services segments continue to focus on system maintenance and inspection, which have become increasingly important parts of our business.

Customers

        Our Installation & Services customers range from Fortune 500 companies with diverse worldwide operations who look to us to provide integrated, global solutions for their fire and security needs, to single location commercial customers and individual homeowners. Our Installation & Services customer relationships generally are in the market for new construction or retrofit projects, which represented 45% of Installation & Services fiscal 2012 net revenue, and the market for aftermarket products and services, which accounted for the remaining 55% of Installation & Services fiscal 2012 net revenue. New construction projects are inherently long-lead in nature and we strive to become involved in the planning process for these projects as early as possible. We believe that by actively participating in the preliminary design stages of a new construction project and by offering our design services that combine our global expertise and knowledge of local codes and standards, we can increase our value to customers relative to many smaller local and regional competitors. With respect to fire detection and suppression installations, we prefer to become involved at the time an architectural or engineering design firm is selected. With respect to security system design and installation, we generally become involved in the later stages of a construction project or as tenants take occupancy.

        Our relationships with customers in the aftermarket may include any combination of alarm monitoring, fire and security maintenance and or testing and inspection services. We also provide aftermarket services to many customers whose fire and security systems were manufactured or installed by third parties.

Global Products

        Our Global Products segment designs, manufactures and sells fire protection, security and life safety products, including intrusion security, anti-theft devices, breathing apparatus, and access control and video management systems.

Fire Protection Products

        Fire Protection Products designs, manufactures, distributes and sells fire alarm and fire detection systems, automatic fire sprinkler systems and special hazard suppression systems, including many of the fire protection products that our Installation & Services segments install and service. Fire Protection Products also manufactures and sells grooved products for the rapid joining of piping in both the fire and non-fire markets. Fire Protection Products are marketed under various leading trade names, including Simplex, Wormald, Ansul, Grinnell and Tyco and include fire alarm control panels, advanced fire alarm monitoring systems, smoke, heat and carbon monoxide detectors and voice evacuation systems. Fire Protection Products also offers a wide range of water-based sprinkler systems and custom designed special hazard suppression systems, which incorporate specialized extinguishing agents such as foams, dry chemicals and gases. These systems are often especially suited to fire suppression in industrial and commercial applications, including oil and gas, power generation, mining, petrochemical, manufacturing, transportation, data processing, telecommunications, commercial food preparation and marine applications.

        Fire Protection Products' systems typically are purchased by facility owners through construction engineers and electrical contractors as well as mechanical or general contractors. In recent years, retrofitting of existing buildings has grown as a result of legislation mandating the installation of fire detection and fire suppression systems, especially in hotels, restaurants, healthcare facilities and educational establishments. In September 2008, the International Residential Code Council, a non-profit association that develops model codes that are the predominant building and fire safety regulations used by state and local jurisdictions in the United States, adopted a proposal advanced by firefighters and other life-safety advocates that requires sprinkler systems in new one and two family dwellings as of January 2011. This national code is not binding on state and local jurisdictions and must be adopted locally before it becomes mandatory for new homes being built in these areas. The timing of adoption, if at all, will vary by jurisdiction. However, we believe that this development may offer opportunities to expand our residential fire suppression business in the United States.

Security Products

        Security Products designs and manufactures a wide array of electronic security products, including integrated video surveillance and access control systems to enable businesses to manage their security and enhance business performance. Our global access control solutions include integrated security management systems for enterprise applications, access control solutions applications, alarm management panels, door controllers, readers, keypads and cards. Our global video system solutions include digital video management systems, matrix switchers and controllers, digital multiplexers, programmable cameras, monitors and liquid crystal interactive displays. Our security products for homes and businesses range from basic burglar alarms to comprehensive interactive security systems including alarm control panels, keypads, sensors and central station receiving equipment used in security monitoring centers. Our offerings also include anti-theft systems utilizing acousto magnetic and radio frequency identification tags and labels in the retail industry. Our security products are marketed under various leading trade names, including Software House, DSC, American Dynamics, Sensormatic and Visonic. Many of the world's leading retailers use our Sensormatic anti-theft systems to help protect against shoplifting and employee theft. Security Products manufactures many of the security products that our Installation & Services business installs and services.

Life Safety Products

        Life Safety Products manufactures life safety products, including self-contained breathing apparatus designed for firefighter, industrial and military use, supplied air respirators, air-purifying respirators, thermal imaging cameras, gas detection equipment, gas masks and personal protection equipment. The Life Safety Products business operates under various leading trade names, including Scott Safety and Protector. Our breathing apparatus are used by the military forces of several countries and many U.S. firefighters rely on the Scott Air-Pak brand of self-contained breathing apparatus.

Customers

        Global Products sells products through our Installation & Service segments and indirect distribution channels around the world. Some of Global Products' channel business partners act as dealers selling to smaller fire and security contractors that install fire detection and suppression, security and theft protection systems, whereas others act as integrators that install the products themselves. Builders, contractors and developers are customers for our sprinkler products. End customers for our breathing apparatus and related products include fire departments, municipal and state governments and military forces as well as major companies in the industrial sector.

Competition

        The markets that we serve are generally highly competitive and fragmented with a small number of large, global firms and thousands of smaller regional and local companies. Competition is based on price, specialized product capacity, breadth of product line, training, support and delivery, with the relative importance of these factors varying depending on the project complexity, product line, the local market and other factors. Rather than compete primarily on price, we emphasize the quality of our products and services, the reputation of our brands and our knowledge of customers' fire and security needs. Among large industrial, commercial, governmental and institutional customers, we believe that our comprehensive global coverage and product and service offerings provide a competitive advantage. We also believe that our systems integration capabilities, which allow us to offer global solutions to customers that fully integrate our security and/or fire offerings into existing information technology networks, business operations and management tools, and process automation and control systems, set us apart from all but a small number of other large, global competitors.

        Competitive dynamics in the fire and security industry generally result in more direct competition and lower margins for installation projects compared to aftermarket products and services. We generally face the greatest competitive pricing pressure for the installation of products that have become more commoditized over time, including standard commercial sprinkler systems and closed-circuit television systems.

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

        We own a portfolio of patents that principally relates to: electronic security systems; fire protection products and systems, including fire detection and fire suppression with chemical, gas, foam and water agents; personal protective products and systems for fire and other hazards; integrated systems for surveillance and control of public transportation and other public works. We also own a portfolio of trademarks and are a licensee of various patents and trademarks. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are dependent upon national laws and use of the marks.

        While we consider our patents to be valuable assets that help prevent or delay the commoditization of our products and thus extend their life cycles, we do not believe that our overall operations are dependent upon any single patent or group of related patents. We share the ADT® trademark with ADT and operate under a brand governance agreement between the two companies. For further details, see the description under "Trademark Agreement" under Item 13. Certain Relationships and Related Transactions, and Director Independence.

Research and Development

        We are engaged in research and development in an effort to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of our existing products and to expand the applications for which the uses of our products are appropriate. For example, in order to position ourselves to participate in and lead the development of residential interactive platforms, enterprise-wide integrated access control platforms and transition IP video platforms, we have made significant investments in our security products portfolio. In addition, we continually evaluate developing technologies in areas that we believe will enhance our business for possible investment. Our research and development expense was $145 million in 2012, $129 million in 2011 and $113 million in 2010 related to new product development.

Raw and Other Purchased Materials

        We are a large buyer of metals and other commodities, including fuel for our vehicle fleet. We purchase materials from a large number of independent sources around the world and have experienced no shortages that have had a material adverse effect on our businesses. We enter into long-term supply contracts, using fixed or variable pricing to manage our exposure to potential supply disruptions. Significant changes in certain raw material, including steel, brass and certain flurochemicals used in our fire suppression agents, may have an adverse impact on costs and operating margins.

Governmental Regulation and Supervision

        Our operations are subject to numerous federal, state and local laws and regulations, both within and outside the United States, in areas such as: consumer protection, government contracts, international trade, environmental protection, labor and employment, tax, licensing and others. For example, most U.S. states in which we operate have licensing laws directed specifically toward the alarm and fire suppression industries. Our security businesses currently rely extensively upon the use of wireline and wireless telephone service to communicate signals. Wireline and wireless telephone companies in the United States are regulated by the federal and state governments. In addition, government regulation of fire safety codes can impact our fire businesses. These and other laws and regulations impact the manner in which we conduct our business, and changes in legislation or government policies can affect our worldwide operations, both favorably and unfavorably. For a more detailed description of the various laws and regulations that affect our business, see Item 1A. Risk Factors—Risks Related to Legal, Regulatory and Compliance Matters and Item 3. Legal Proceedings.

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

        Given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods, the ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict. Based upon our experience, current information regarding known contingencies and applicable laws, we concluded that it is probable that we would incur remedial costs in the range of approximately $48 million to $60 million as of September 28, 2012. As of September 28, 2012, we concluded that the best estimate within this range is approximately $50 million, of which $43 million is included in accrued and other current liabilities and $7 million is included in other liabilities in the Company's Consolidated Balance Sheet. In view of our financial position and reserves for environmental matters, we believe that any potential payment of such estimated amounts will not have a material adverse effect on our financial position, results of operations or cash flows.

Employees

        As of September 28, 2012, we employed more than 70,000 people worldwide, of which approximately 20,000 were employed in the United States and approximately 50,000 were outside the United States. Approximately 10,000 employees are covered by collective bargaining agreements or works councils and we believe that our relations with the labor unions are generally good.

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

        Our Internet website is www.tyco.com. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the exchange act as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. As a Swiss company, we prepare Swiss statutory financial statements, including Swiss consolidated financial statements, on an annual basis. A copy of the Swiss statutory financial statements is distributed along with our annual report to shareholders, and all of the aforementioned reports will be made available to our shareholders upon their request. In addition, we have posted the charters for our Audit Committee, Compensation and Human Resources Committee, and Nominating and Governance Committee, as well as our Board Governance Principles and Guide to Ethical Conduct, on our website under the headings "About—Board of Directors" and "About—Our People and Values." The annual report to shareholders, charters and principles are not incorporated in this report by reference. We will also provide a copy of these documents free of charge to shareholders upon request.

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

        Our operating results have been and may in the future be adversely affected by general economic conditions and the cyclical pattern of certain markets that we serve. For example, demand for our services and products is significantly affected by the level of commercial and residential construction, industrial capital expenditures for facility expansions and maintenance and the amount of discretionary business and consumer spending, each of which historically has displayed significant cyclicality. Even if demand for our products is not negatively affected, the liquidity and financial position of our customers could impact their ability to pay in full and/or on a timely basis.

        Much of the demand for installation of security products and fire detection and suppression solutions is driven by commercial and residential construction and industrial facility expansion and maintenance projects. Commercial and residential construction projects are heavily dependent on general economic conditions, localized demand for commercial and residential real estate and availability of credit. Many commercial and residential real estate markets have experienced excess capacity since the beginning of the global financial crisis, and in some markets demand may not improve significantly for years, if at all. In addition, most commercial and residential real estate developers rely heavily on project financing from banks and other institutional lenders in order to initiate and complete projects. The decline in real estate values in many parts of the world that accompanied the global financial crisis has led to significant reductions in the availability of project financing, even in markets where demand may otherwise be sufficient to support new construction. These factors have in turn hampered demand for new fire detection and suppression and security installations.

        Levels of industrial capital expenditures for facility expansions and maintenance turn on general economic conditions, economic conditions within specific industries we serve, expectations of future market behavior and available financing. Additionally, volatility in commodity prices can negatively affect the level of these activities and can result in postponement of capital spending decisions or the delay or cancellation of existing orders.

        The businesses of many of our industrial customers, particularly oil and gas companies, chemical and petrochemical companies and general industrial companies, are to varying degrees cyclical and have experienced periodic downturns. During such economic downturns, customers in these industries historically have tended to delay major capital projects, including greenfield construction, expensive maintenance projects and upgrades. Additionally, demand for our products and services may be affected by volatility in energy and commodity prices and fluctuating demand forecasts, as our customers may be more conservative in their capital planning, which may reduce demand for our products and services. Although our industrial customers tend to be less dependent on project financing than real estate developers, disruptions in financial markets and banking systems, could make credit and capital markets difficult for our customers to access, and could raise the cost of new debt for our customers to prohibitive levels. Any difficulty in accessing these markets and the increased associated costs can have a negative effect on investment in large capital projects, including necessary maintenance and upgrades, even during periods of favorable end-market conditions.

        Many of our customers outside of the industrial and commercial sectors, including governmental and institutional customers, have experienced budgetary constraints as sources of revenue, including tax receipts, general obligation and construction bonds, endowments and donations, have been negatively impacted by adverse economic conditions. These budgetary constraints have in the past and may in the future reduce demand for our products among governmental and institutional customers.

        Reduced demand for our products and services could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. This reduced demand may also erode average selling prices in the industries we serve. Any of these results could adversely affect our business, financial condition, results of operations and cash flows.

         We face competition in each of our businesses, which results in pressure on our profit margins and limits our ability to maintain or increase the market share of our products. If we cannot successfully compete in an increasingly global market-place, our operating results may be adversely affected.

        We operate in competitive domestic and international markets and compete with many highly competitive manufacturers and service providers, both domestically and on a global basis. Our manufacturing businesses face competition from lower cost manufacturers in Asia and elsewhere and our service businesses face competition from alternative service providers around the world. Currently, key components of our competitive position are our ability to bring to market industry-leading products and services, to adapt to changing competitive environments and to manage expenses successfully. These factors require continuous management focus on maintaining our competitive position through technological innovation, cost reduction, productivity improvement and a regular appraisal of our asset portfolio. If we are unable to maintain our position as a market leader, or to achieve appropriate levels of scalability or cost-effectiveness, or if we are otherwise unable to manage and react to changes in the global marketplace, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

         Our future growth is largely dependent upon our ability to continue to adapt our products, services and organization to meet the demands of local markets in both developed and emerging economies and by developing or acquiring new technologies that achieve market acceptance with acceptable margins.

        Our businesses operate in global markets that are characterized by evolving industry standards. Although many of our largest competitors are also global industrial companies, we compete with thousands of smaller regional and local companies that may be positioned to offer products produced at lower cost than ours, particularly in emerging markets, or to capitalize on highly localized relationships and knowledge that are difficult for us to replicate. We have found that in several emerging markets potential customers prefer local suppliers, in some cases because of existing relationships and in other cases because of local legal restrictions or incentives that favor local businesses.

        Accordingly, our future success depends upon a number of factors, including our ability to: adapt our products, services, organization, workforce and sales strategies to fit localities throughout the world, particularly in high growth emerging markets; identify emerging technological and other trends in our target end-markets; and develop or acquire, manufacture and bring competitive products and services to market quickly and cost-effectively. Adapting our businesses to serve more local markets will require us to invest considerable resources in building our distribution channels and engineering and manufacturing capabilities in those markets to ensure that we can address customer demand. Even when we invest in growing our business in local markets, we may not be successful for any number of reasons, including competitive pressure from regional and local businesses that may have superior local capabilities or products that are produced more locally at lower cost. Our ability to develop or acquire new products and services can affect our competitive position and requires the investment of significant resources. These acquisitions and development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new technologies, products or services on a timely basis. Moreover, as we introduce new products, we may be unable to detect and correct defects in the design of a product or in its application to a specified use, which could result in loss of sales or delays in market acceptance. Even after introduction, new or enhanced products may not satisfy consumer preferences and product failures may cause consumers to reject our products. As a result, these products may not achieve market acceptance and our brand images could suffer. In addition, the markets for our products and services may not develop or grow as we anticipate. As a result, the failure to effectively adapt our products and services to the needs of local markets, the failure of our technology, products or services to gain market acceptance, the potential for product defects or the obsolescence of our products and services could significantly reduce our revenues, increase our operating costs or otherwise materially and adversely affect our business, financial condition, results of operations and cash flows.

         We are exposed to greater risks of liability for employee acts or omissions, or system failure, than may be inherent in other businesses.

        If a customer or third party believes that he or she has suffered harm to person or property due to an actual or alleged act or omission of one of our employees or a security or fire system failure, he or she may pursue legal action against us, and the cost of defending the legal action and of any judgment could be substantial. In particular, because our products and services are intended to protect lives and real and personal property, we may have greater exposure to litigation risks than businesses that provide other consumer and small business products and services. We could face liability for failure to respond adequately to alarm activations or failure of our fire protection systems to operate as expected. The nature of the services we provide exposes us to the risks that we may be held liable for employee acts or omissions or system failures. In an attempt to reduce this risk, our installation, service and monitoring agreements and other contracts contain provisions limiting our liability in such circumstances. However, in the event of litigation with respect to such matters, it is possible that these limitations may be deemed not applicable or unenforceable.

         We face risks relating to doing business internationally that could adversely affect our business.

        Our business operates and serves consumers worldwide. There are certain risks inherent in doing business internationally, including:

  •
  economic volatility and the current global economic recession;

  •
  the difficulty of enforcing agreements, collecting receivables and protecting assets, especially our intellectual property rights, through non-U.S. legal systems;

  •
  possibility of unfavorable circumstances from host country laws or regulations;

  •
  fluctuations in revenues, operating margins and other financial measures due to currency exchange rate fluctuations and restrictions on currency and earnings repatriation;

  •
  trade protection measures, import or export restrictions, licensing requirements and local fire and security codes and standards;

  •
  increased costs and risks of developing, staffing and simultaneously managing a number of foreign operations as a result of distance as well as language and cultural differences;

  •
  issues related to occupational safety and adherence to local labor laws and regulations;

  •
  potentially adverse tax developments;

  •
  longer payment cycles;

  •
  changes in the general political, social and economic conditions in the countries where we operate, particularly in emerging markets;

  •
  the threat of nationalization and expropriation;

  •
  the presence of corruption in certain countries; and

  •
  fluctuations in available municipal funding in those instances where a project is government financed.

        One or more of these factors could adversely affect our business and financial condition.

        In order to manage our day-to-day operations, we must overcome cultural and language barriers and assimilate different business practices. In addition, we are required to create compensation programs, employment policies and other administrative programs that comply with laws of multiple countries. We also must communicate and monitor standards and directives across our global network. Our failure to successfully manage our geographically diverse operations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with standards and procedures, any of which could adversely impact our financial condition, results of operations and cash flows.

         Volatility in currency exchange rates, commodity prices and interest rates may adversely affect our financial condition, results of operations or cash flows.

        A significant portion of our revenue and certain of our costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. Certain of the foreign currencies to which we have exposure have undergone significant devaluation in the past, which can reduce the value of our local monetary assets, reduce the U.S. dollar value of our local cash flow and potentially reduce the U.S. dollar value of future local net income. Although we intend to enter into forward exchange contracts to economically hedge some of our risks associated with transactions denominated in certain foreign currencies, no assurances can be made that exchange rate fluctuations will not adversely affect our financial condition, results of operations and cash flows.

        In addition, we are a large buyer of metals and other non-metal commodities, including fossil fuels for our manufacturing operations and our vehicle fleet, the prices of which have fluctuated significantly in recent years. Increases in the prices of some of these commodities could increase the costs of manufacturing our products and providing our services. We may not be able to pass on these costs to our customers or otherwise effectively manage price volatility and this could have a material adverse effect on our financial condition, results of operations or cash flows. Further, in a declining price environment, our operating margins may contract because we account for inventory using the first-in, first-out method.

        We monitor these exposures as an integral part of our overall risk management program. In some cases, we may enter into hedge contracts to insulate our results of operations from these fluctuations. These hedges are subject to the risk that our counterparty may not perform. As a result, changes in currency exchange rates, commodity prices and interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

         Our business strategy includes acquiring companies and making investments that complement our existing business. These acquisitions and investments could be unsuccessful or consume significant resources, which could adversely affect our operating results.

        We will continue to analyze and evaluate the acquisition of strategic businesses or product lines with the potential to strengthen our industry position or enhance our existing set of product and services offerings. We cannot assure you that we will identify or successfully complete transactions with suitable acquisition candidates in the future. Nor can we assure you that completed acquisitions will be successful.

        Acquisitions and investments may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Acquisitions involve numerous other risks, including:

  •
  diversion of management time and attention from daily operations;

  •
  difficulties integrating acquired businesses, technologies and personnel into our business;

  •
  inability to obtain required regulatory approvals and/or required financing on favorable terms;

  •
  potential loss of key employees, key contractual relationships, or key customers of acquired companies or of us;

  •
  assumption of the liabilities and exposure to unforeseen liabilities of acquired companies; and

  •
  dilution of interests of holders of our common shares through the issuance of equity securities or equity-linked securities.

        It may be difficult for us to complete transactions quickly and to integrate acquired operations efficiently into our current business operations. Any acquisitions or investments may ultimately harm our business or financial condition, as such acquisitions may not be successful and may ultimately result in impairment charges.

         A significant percentage of our future growth is anticipated to come from emerging markets, and if we are unable to expand our operations in emerging markets, our growth rate could be negatively affected.

        One aspect of our growth strategy is to seek significant growth in emerging markets, including China, India, Latin America and the Middle East, which in turn depends on economic and political conditions in those markets. Emerging markets generally involve greater financial and operational risks than more mature markets, where legal systems are more developed and familiar to us. In some cases, emerging markets have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions, are more susceptible to corruption, and are locations where it may be more difficult to impose corporate standards and procedures. Negative or uncertain political climates in developing and emerging markets could also adversely affect us.

        We cannot guarantee that our growth strategy will be successful. If we are unable to manage the risks inherent in our growth strategy in emerging markets, including civil unrest, international hostilities, natural disasters, security breaches and failure to maintain compliance with multiple legal and regulatory systems, our results of operations and ability to grow could be materially adversely affected.

         Failure to maintain and upgrade the security of our information and technology networks, including personally identifiable and other information; non-compliance with our contractual or other legal obligations regarding such information; or a violation of the Company's privacy and security policies with respect to such information, could adversely affect us.

        We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and, in the normal course of our business, we collect and retain significant volumes of certain types of personally identifiable and other information pertaining to our customers, stockholders and employees. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving and companies that collect and retain such information are under increasing attack by cyber-criminals around the world. A significant actual or potential theft, loss, fraudulent use or misuse of customer, stockholder, employee or our data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could adversely impact our reputation and could result in significant costs, fines, litigation or regulatory action against us. In addition, we depend on our information technology infrastructure for business-to-business and business-to-consumer electronic commerce. Security breaches of this infrastructure can create system disruptions and shutdowns that could result in disruptions to our operations. Increasingly, our security products and services are accessed through the Internet, and security breaches in connection with the delivery of our services via the Internet may affect us and could be detrimental to our reputation, business, operating results and financial condition. We cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography or other developments will not compromise or breach the technology protecting the networks that access our products and services.

        We are continuously upgrading and consolidating our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the implementation of new technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations, if not anticipated and appropriately mitigated.

         If we cannot obtain sufficient quantities of materials, components and equipment required for our manufacturing activities at competitive prices and quality and on a timely basis, or if our manufacturing capacity does not meet demand, our financial condition, results of operations and cash flows may suffer.

        We purchase materials, components and equipment from unrelated parties for use in our manufacturing operations. If we cannot obtain sufficient quantities of these items at competitive prices and quality and on a timely basis, we may not be able to produce sufficient quantities of product to satisfy market demand, product shipments may be delayed or our material or manufacturing costs may increase. In addition, because we cannot always immediately adapt our cost structures to changing market conditions, our manufacturing capacity may at times exceed or fall short of our production requirements. Any of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise materially and adversely affect our business, financial condition, results of operations and cash flows.

         Failure to attract, motivate, train and retain qualified personnel could adversely affect our business.

        Our culture and guiding principles focus on continuously training, motivating and developing employees, and in particular we strive to attract, motivate, train and retain qualified engineers and managers to handle the day-to-day operations of a highly diversified organization. Many of our manufacturing processes, and many of the integrated solutions we offer, are highly technical in nature. Our ability to expand or maintain our business depends on our ability to hire, train and retain engineers and other technical professionals with the skills necessary to understand and adapt to the continuously developing needs of our customers. This includes developing talent and leadership capabilities in emerging markets, where the depth of skilled employees is often limited and competition for resources is intense. Our geographic expansion strategy in emerging markets depends on our ability to attract, retain and integrate qualified managers and engineers. If we fail to attract, motivate, train and retain qualified personnel, or if we experience excessive turnover, we may experience declining sales, manufacturing delays or other inefficiencies, increased recruiting, training and relocation costs and other difficulties, and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

         We may be required to recognize substantial impairment charges in the future.

        Pursuant to accounting principles generally accepted in the United States, we are required to assess our goodwill, intangibles and other long-lived assets periodically to determine whether they are impaired. Disruptions to our business, unfavorable end-market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures and market capitalization declines may result in material charges for goodwill and other asset impairments. We maintain significant goodwill and intangible assets on our balance sheet, and we believe these balances are recoverable. However, fair value determinations require considerable judgment and are sensitive to change. Impairments to one or more of our reporting units could occur in future periods whether or not connected with the annual impairment analysis. Future impairment charges could materially affect our reported earnings in the periods of such charges and could adversely affect our financial condition and results of operations.

         Our residential and commercial security businesses may experience higher rates of customer attrition, which may reduce our future revenue and cause us to change the estimated useful lives of assets related to our security monitoring customers, increasing our depreciation and amortization expense.

        If our residential security customers (located outside of North America) or our commercial security customers are dissatisfied with our products or services and switch to competitive products or services, or disconnect for other reasons, our recurring revenue and results of operations may be materially adversely affected. The risk is more pronounced in times of economic uncertainty, as customers may reduce amounts spent on the products and services we provide. We amortize the costs of acquired monitoring contracts and related customer relationships based on the estimated life of the customer relationships. Internally generated residential and commercial pools are similarly depreciated. If customer disconnect rates were to rise significantly, we may be required to accelerate the depreciation and amortization of subscriber system assets and intangible assets, which could cause a material adverse effect on our financial condition or results of operations.

         Divestitures of some of our businesses or product lines may materially adversely affect our financial condition, results of operations or cash flows.

        We continually evaluate the performance of all of our businesses and may sell businesses or product lines. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain environmental or other contingent liabilities related to the divested business. In addition, divestitures may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows.

         Our business may be adversely affected by work stoppages, union negotiations, labor disputes and other matters associated with our labor force.

        We employ more than 70,000 people worldwide. Approximately 15% of these employees are covered by collective bargaining agreements or works council. Although we believe that our relations with the labor unions and works councils that represent our employees are generally good and we have experienced no material strikes or work stoppages recently, no assurances can be made that we will not experience in the future these and other types of conflicts with labor unions, works council, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor. Additionally, a work stoppage at one of our suppliers could materially and adversely affect our operations if an alternative source of supply were not readily available. Stoppages by employees of our customers could also result in reduced demand for our products.

         A material disruption of our operations, particularly at our monitoring and/or manufacturing facilities, could adversely affect our business.

        If our operations, particularly at our monitoring facilities and/or manufacturing facilities, were to be disrupted as a result of significant equipment failures, natural disasters, power outages, fires, explosions, terrorism, sabotage, adverse weather conditions, public health crises, labor disputes or other reasons, we may be unable to effectively respond to alarm signals, fill customer orders and otherwise meet obligations to or demand from our customers, which could adversely affect our financial performance.

        Interruptions in production could increase our costs and reduce our sales. Any interruption in production capability could require us to make substantial capital expenditures to fill customer orders, which could negatively affect our profitability and financial condition. We maintain property damage insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could adversely affect our business, financial condition, results of operations and cash flow.

         We may be unable to achieve some or all of the benefits that we expect to achieve from the spin-offs of ADT and Tyco Flow Control.

        Although we believe that separating the residential and small business security business in the United States and Canada and the flow control business by means of the spin-offs, and combining the flow control business with Pentair's business, will provide financial, operational, managerial and other benefits to Tyco and its shareholders, the spin-offs may not provide the results on the scope or on the scale we anticipate or could prove more costly than anticipated, and the assumed benefits of the spin-offs and the Merger may not be fully realized. Accordingly, the spin-offs and the Merger might not provide Tyco and its shareholders benefits or value in excess of the benefits and value that might have been created or realized had Tyco retained the residential and small business security business in the United States and Canada and/or the flow control business or undertaken another strategic alternative involving the residential and small business security business in the United States and Canada and/or the flow control business.

         We have entered into non-compete and non-solicit agreements with ADT that prohibit us from competing with ADT in the residential and small business security business in the United States and Canada for two years following the Distributions.

        The ADT Separation and Distribution Agreement entered into in connection with the spin-offs includes non-compete provisions pursuant to which we are prohibited from competing with ADT in the residential and small business security business in the United States and Canada for two years from the date of the Distributions. In addition, the ADT Separation and Distribution Agreement contains non-solicitation provisions preventing us from soliciting ADT's residential and small business customers in the United States and Canada for two years following the Distributions. This effectively prevents us from expanding our business into the residential and small business market in the affected markets and jurisdictions during the two years following the Distributions.

         We recently re-branded our North American commercial security business to Tyco Integrated Security and no longer own the right to use the ADT® brand name in the United States and Canada.

        Prior to the spin-offs, we re-branded our North American commercial security business to Tyco Integrated Security. There is no assurance that we will be able to achieve name recognition or status under our new brand that is comparable to the recognition and status previously enjoyed. The failure of these initiatives could adversely affect our ability to attract and retain customers, resulting in reduced revenues. In addition, as a result of the spin-offs, we own the ADT® brand name in jurisdictions outside of the United States and Canada, and ADT owns the brand name in the United States and Canada. Although we have entered agreements with ADT designed to protect the value of the ADT® brand, we cannot assure you that actions taken by ADT will not negatively impact the value of the brand outside of the United States and Canada. These factors expose us to the risk that the ADT® brand name could suffer reputational damage or devaluation for reasons outside of our control, including ADT's business conduct in the United States and Canada. Any of these factors may materially and adversely affect our business, financial condition, results of operations and cash flows.

Risks Related to Legal, Regulatory and Compliance Matters

         We are subject to a variety of claims and litigation that could cause a material adverse effect on our financial condition, results of operations and cash flows.

        In the normal course of our business, we are subject to claims and lawsuits, including from time to time claims for damages related to product liability and warranties, litigation alleging the infringement of intellectual property rights, litigation alleging anti-competitive behavior, and litigation related to employee matters and commercial disputes. In certain circumstances, patent infringement and anti-trust laws permit successful plaintiffs to recover treble damages. Furthermore, we face exposure to product liability claims in the event that any of our products results in personal injury or property damage. If any of our products prove to be defective, we may also be required to recall or redesign such products, which could result in significant unexpected costs. Any insurance we maintain may not be available on terms acceptable to us or such coverage may not be adequate for liabilities actually incurred.

        The defense of these lawsuits may involve significant expense and diversion of our management's attention. In addition, we may be required to pay damage awards or settlements, become subject to injunctions or other equitable remedies or suffer from adverse publicity that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

         Our businesses operate in a regulated industry.

        Our operations and employees are subject to various U.S. federal, state and local licensing laws, fire and security codes and standards and other laws and regulations. In certain jurisdictions, we are required to obtain licenses or permits to comply with standards governing employee selection and training and to meet certain standards in the conduct of our business. The loss of such licenses, or the imposition of conditions to the granting or retention of such licenses, could have an adverse effect on us. Furthermore, our systems generally must meet fire and building codes in order to be installed, and it is possible that our current or future products will fail to meet such codes, which could require us to make costly modifications to our products or to forgo marketing in certain jurisdictions.

        Changes in laws or regulations could require us to change the way we operate or to utilize resources to maintain compliance, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses. If laws and regulations were to change or if we or our products failed to comply, our business, financial condition and results of operations could be materially and adversely affected.

         Our international operations are subject to a variety of complex and continually changing laws and regulations.

        Due to the international scope of our operations, the system of laws and regulations to which we are subject is complex and includes regulations issued by the U.S. Customs and Border Protection, the U.S. Department of Commerce's Bureau of Industry and Security, the U.S. Treasury Department's Office of Foreign Assets Control and various non U.S. governmental agencies, including applicable export controls, customs, currency exchange control and transfer pricing regulations, as applicable. No assurances can be made that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

         We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws outside the United States.

        The U.S. Foreign Corrupt Practices Act (the "FCPA") and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice ("DOJ") and the U.S. Securities and Exchange Commission ("SEC"), increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Because many of our customers and end users are involved in infrastructure construction and energy production, they are often subject to increased scrutiny by regulators. We cannot assure you that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or third party intermediaries. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, results of operations or financial condition.

        Furthermore, we recently settled charges related to alleged FCPA violations with the DOJ and SEC and agreed to pay approximately $26 million in fines, disgorgement and prejudgment interest to the DOJ and SEC. In connection with the settlement, we entered into a consent with the SEC and a non-prosecution agreement with the DOJ, and a subsidiary of ours (which is no longer part of Tyco as a result of the 2012 Separation) pleaded guilty to one count of conspiracy to violate the FCPA. Pursuant to the non-prosecution agreement, we have acknowledged that a number of our subsidiaries made payments, both directly and indirectly, to government officials in order to obtain and retain business with private and state-owned entities, and falsely described the payments in the subsidiaries' books, records and accounts. The non-prosecution agreement also acknowledges Tyco's timely, voluntary and complete disclosure to the DOJ, and our cooperation with the DOJ's investigation—including a global internal investigation concerning bribery and related misconduct—and extensive remediation. Under the non-prosecution agreement, we have also agreed to cooperate with and report periodically to the DOJ concerning our compliance efforts, and to continue to implement an enhanced compliance program and internal controls designed to prevent and detect FCPA violations. Notwithstanding our settlement of the DOJ and SEC investigations, we may be subject to allegations of FCPA violations in the future, and we may be subject to commercial impacts such as lost revenue from customers who decline to do business with us as a result of our entry into the non-prosecution agreement or otherwise as a result of these compliance matters. If so, or if we are unable to comply with the provisions of the non-prosecution agreement, we may be subject to additional investigation or enforcement by the DOJ or SEC. In such a case, we could be subject to material fines, injunctions on future conduct, the imposition of a compliance monitor, or suffer other criminal or civil penalties or adverse impacts, including being subject to lawsuits brought by private litigants, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

        We and certain of our subsidiaries, along with numerous other companies, are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third parties. Each case typically names between dozens to hundreds of corporate defendants. While we have observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's historical strategy has been to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, we cannot predict the extent to which we will be successful in resolving lawsuits in the future. In addition, we continue to assess our strategy for resolving asbestos claims. Due to the number of claims and limited amount of assets at one of the Company's non-operating subsidiaries, the Company is pursuing alternatives for this subsidiary, including a negotiated settlement with representatives of all current and future asbestos claimants against such subsidiary. While the company has not finalized its approach, if the Company is ultimately successful with this alternative, it will likely assign rights to certain insurance assets and make a cash payment in order to fully resolve the claims against the subsidiary. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business, financial condition, results of operations and cash flows.

        We currently record an estimated liability related to pending claims and claims estimated to be received over the next fifteen years, including related defense costs, based on a number of key assumptions and estimation methodologies. These assumptions are derived from claims experience over the past three years and reflect our expectations about future claim activities over the next fifteen years. These assumptions about the future may or may not prove accurate, and accordingly, we may incur additional liabilities in the future. A change in one or more of the inputs or the methodology that we use to estimate the asbestos liability could materially change the estimated liability and associated cash flows for pending and future claims. Although it is possible that the Company will incur additional costs for asbestos claims filed beyond the next fifteen years, we do not believe there is a reasonable basis for estimating those costs at this time. On a quarterly and annual basis, we perform analyses to review and update as appropriate, the underlying assumptions.

        We also record an asset that represents our best estimate of probable recoveries from insurers or other responsible parties for the estimated asbestos liabilities. There are significant assumptions made in developing estimates of asbestos-related recoveries, such as policy triggers, policy or contract interpretation, success in litigation in certain cases, the methodology for allocating claims to policies, and the continued solvency of the insurers or other responsible parties. The assumptions underlying the recorded asset may not prove accurate, and as a result, actual performance by our insurers and other responsible parties could result in lower receivables and cash flows expected to reduce our asbestos costs. Due to these uncertainties, as well as our inability to reasonably estimate any additional asbestos liability for claims that may be filed beyond the next fifteen years, it is not possible to predict the ultimate outcome of the cost, nor potential recoveries, of resolving the pending and all unasserted asbestos claims. Additionally, we believe it is possible that the cost of asbestos claims filed beyond the next fifteen years, net of expected recoveries, could have a material adverse effect on our financial position, results of operations or cash flows.

         Our operations expose us to the risk of material environmental liabilities, litigation and violations.

        We are subject to numerous U.S. federal, state, local and non-U.S. environmental protection and health and safety laws governing, among other things:

  •
  the generation, storage, use and transportation of hazardous materials;

  •
  emissions or discharges of substances into the environment;

  •
  investigation and remediation of hazardous substances or materials at various sites; and

  •
  the health and safety of our employees.

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

        We have received notification from the United States Environmental Protection Agency and from state environmental agencies, that conditions at several sites where we and others disposed of hazardous substances require cleanup and other possible remedial action and may require that we reimburse the government or otherwise pay for the cost of cleanup of those sites and/or for natural resource damages. We have projects underway at several current and former manufacturing facilities to investigate and remediate environmental contamination resulting from past operations by us or by other businesses that previously owned or used the properties. These projects relate primarily to a variety of activities, including:

  •
  solvent, oil, metal and other hazardous substance contamination cleanup; and

  •
  structure decontamination and demolition, including asbestos abatement.

        These projects involve both remediation expenses and capital improvements. In addition, we remain responsible for certain environmental issues at manufacturing locations previously sold by us.

        The ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with such laws, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or materially adversely affect our financial condition, results of operations and cash flows. We may also be subject to material liabilities for additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities or for existing environmental conditions of which we are not presently aware.

         We depend on third-party licenses for our products and services.

        We rely on certain software technology that we license from third parties and use in our products and services to perform key functions and provide critical functionality, particularly in our commercial security business. Because our products and services incorporate software developed and maintained by third parties we are, to a certain extent, dependent upon such third parties' ability to maintain or enhance their current products and services, to ensure that their products are free of defects or security vulnerabilities, to develop new products and services on a timely and cost-effective basis, and to respond to emerging industry standards and other technological changes. Further, these third-party technology licenses may not always be available to us on commercially reasonable terms or at all. If our agreements with third-party vendors are not renewed or the third-party software fails to address the needs of our software products and services, we would be required to find alternative software products and services or technologies of equal performance or functionality. We cannot assure that we would be able to replace the functionality provided by third-party software if we lose the license to this software, it becomes obsolete or incompatible with future versions of our products and services or is otherwise not adequately maintained or updated. Furthermore, even if we obtain licenses to alternative software products or services that provide the functionality we need, we may be required to replace hardware installed at our monitoring centers and at our customers' sites, including security system control panels and peripherals, in order to effect our integration of or migration to alternative software products. Any of these factors could materially and adversely affect our business, financial condition, results of operations and cash flows.

         Infringement or expiration of our intellectual property rights, or allegations that we have infringed the intellectual property rights of third parties, could negatively affect us.

        We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We cannot guarantee, however, that the steps we have taken to protect our intellectual property will be adequate to prevent infringement of our rights or misappropriation of our technology, trade secrets or know-how. For example, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some of the countries in which we operate. In addition, while we generally enter into confidentiality agreements with our employees and third parties to protect our trade secrets, know-how, business strategy and other proprietary information, such confidentiality agreements could be breached or otherwise may not provide meaningful protection for our trade secrets and know-how related to the design, manufacture or operation of our products. If it became necessary for us to resort to litigation to protect our intellectual property rights, any proceedings could be burdensome and costly, and we may not prevail. Further, adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and manufacturing expertise. Finally, for those products in our portfolio that rely on patent protection, once a patent has expired, the product is generally open to competition. Products under patent protection usually generate significantly higher revenues than those not protected by patents. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our business, financial condition, results of operations and cash flows.

        In addition, we may be subject to claims of intellectual property infringement by third parties. The litigation process is costly and subject to inherent uncertainties, and we may not prevail in litigation matters regardless of the merits of our position. Intellectual property lawsuits or claims may become extremely disruptive if the plaintiffs succeed in blocking the trade of our products and services and they may have a material adverse effect on our business, financial condition, results of operations and cash flows

         Legislative action by the U.S. Congress could adversely affect us.

        Legislative action could be taken by the U.S. Congress which, if ultimately enacted, could override tax treaties, or modify statutes or regulations, upon which we rely, which could materially adversely affect our effective corporate tax rate. We cannot predict the outcome of any specific legislative proposals. If proposals were enacted that had the effect of disregarding our incorporation in Switzerland or limiting our ability as a Swiss company to take advantage of the tax treaties between Switzerland and the United States, we could be subject to increased taxation.

         Police departments could refuse to respond to calls from monitored security service companies.

        Police departments in a limited number of U.S. cities do not respond to calls from monitored security service companies, either as a matter of policy or by local ordinance. We have offered affected customers the option of receiving responses from private guard companies, in most cases through contracts with us, which increases the overall cost to customers. If more police departments, whether inside or outside the U.S., were to refuse to respond or be prohibited from responding to calls from monitored security service companies, our ability to attract and retain customers could be negatively impacted and our results of operations and cash flow could be adversely affected.

Risks Related to Our Liquidity and Financial Markets

         Disruptions in the financial markets could have adverse effects on us, our customers and our suppliers, by increasing our funding costs or reducing the availability of credit.

        In the normal course of our business, we may access credit markets for general corporate purposes, which may include repayment of indebtedness, acquisitions, additions to working capital, repurchase of common shares, capital expenditures and investments in our subsidiaries. Although we believe we have sufficient liquidity to meet our foreseeable needs, our access to and the cost of capital could be negatively impacted by disruptions in the credit markets. In 2009 and 2010, credit markets experienced significant dislocations and liquidity disruptions, and similar disruptions in the credit markets could make financing terms for borrowers unattractive or unavailable. These factors may make it more difficult or expensive for us to access credit markets if the need arises. In addition, these factors may make it more difficult for our suppliers to meet demand for their products or for prospective customers to commence new projects, as customers and suppliers may experience increased costs of debt financing or difficulties in obtaining debt financing. Disruptions in the financial markets have had adverse effects on other areas of the economy and have led to a slowdown in general economic activity that may continue to adversely affect our businesses. These disruptions may have other unknown adverse effects. Based on these conditions, our profitability and our ability to execute our business strategy may be adversely affected.

         Covenants in our debt instruments may adversely affect us.

        Our bank credit agreements contain customary financial covenants, including a limit on the ratio of debt to earnings before interest, taxes, depreciation, and amortization and limits on incurrence of liens and subsidiary debt. In addition, the indentures governing our bonds contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions.

        Although we believe none of these covenants are restrictive to our operations, our ability to meet the financial covenants can be affected by events beyond our control, and we cannot provide assurance that we will meet those tests. A breach of any of these covenants could result in a default under our credit agreements or indentures. Upon the occurrence of an event of default under any of our credit facilities or indentures, the lenders or trustees could elect to declare all amounts outstanding thereunder to be immediately due and payable and, in the case of credit facility lenders, terminate all commitments to extend further credit. If the lenders or trustees accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay our credit facilities and our other indebtedness. Furthermore, acceleration of any obligation under any of our material debt instruments will permit the holders of our other material debt to accelerate their obligations, which could have a material adverse affect on our financial condition.

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

         We may increase our debt or raise additional capital in the future, which could affect our financial health, and may decrease our profitability.

        We may increase our debt or raise additional capital in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more financing. However, debt or equity financing may not be available to us on terms acceptable to us, if at all. If we incur additional debt or raise equity through the issuance of additional capital stock, the terms of the debt or capital stock issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, your percentage ownership in us would decline. If we are unable to raise additional capital when needed, it could affect our financial health, which could negatively affect your investment in us.

Risks Relating to Tax Matters

         Examinations and audits by tax authorities, including the IRS, could result in additional tax payments for prior periods.

        The Company and its subsidiaries' income tax returns periodically are examined by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments, in particular, with respect to tax years preceding the 2007 Separation. We are reviewing and contesting certain of the proposed tax adjustments. Although we expect to resolve a substantial number of the proposed tax adjustments with the IRS, a few significant items are expected to remain open with respect to the audit of the 1997 through 2004 years. As of the date hereof, it is unlikely that we will be able to resolve these open items, which primarily involve the treatment of certain intercompany transactions during the period related to the audits, through the IRS appeals process. As a result, we may be required to litigate these matters. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional income taxes will be due. These tax liabilities are reflected net of related tax loss carry-forwards. We adjust these liabilities in light of changing facts and circumstances. We have assessed our obligations under the 2007 Tax Sharing Agreement and determined that the recorded liability is sufficient to cover the indemnifications made by us under such agreement. However, such amount could differ materially from amounts that are actually determined to be due, and any such difference could materially adversely affect our financial position, results of operations or cash flows.

         We share responsibility for certain of our, Covidien's and TE Connectivity's income tax liabilities for tax periods prior to and including June 29, 2007.

        In connection with the 2007 Separation, Tyco entered into a tax sharing agreement (the "2007 Tax Sharing Agreement") that governs the rights and obligations of each party with respect to certain pre-2007 Separation tax liabilities and certain tax liabilities arising in connection with the 2007 Separation. More specifically, Tyco, Covidien and TE Connectivity share 27%, 42% and 31%, respectively, of income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and TE Connectivity's U.S. and certain non-U.S. income tax returns and certain taxes attributable to internal transactions undertaken in anticipation of the 2007 Separation. In addition, in the event the 2007 Separation, or certain related transactions, is determined to be taxable as a result of actions taken after the 2007 Separation by Tyco, Covidien, or TE Connectivity, the party responsible for such failure would be responsible for all taxes imposed on Tyco, Covidien, or TE Connectivity as a result thereof. If none of the companies is responsible for such failure, then Tyco, Covidien, and TE Connectivity would be responsible for such taxes in the same manner and in the same proportions as other shared tax liabilities under the 2007 Tax Sharing Agreement. Costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties.

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

        As noted above, with respect to years prior to and including the 2007 Separation, tax authorities have raised issues and proposed tax adjustments that are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement and which may require Tyco to make a payment to a taxing authority, Covidien or TE Connectivity. Tyco has recorded a liability as of September 28, 2012 which it has assessed and believes is adequate to cover the payments that Tyco may be required to make under the 2007 Tax Sharing Agreement. However, the ultimate resolution of these matters is uncertain and could result in Tyco being responsible for a greater amount than it expects under the 2007 Tax Sharing Agreement.

         We share responsibility for certain of our, Pentair's and ADT's income tax liabilities for tax periods prior to and including the Distribution date.

        In connection with the Distributions, we entered into the 2012 Tax Sharing Agreement with Pentair and ADT that is separate from the 2007 Tax Sharing Agreement and which govern the rights and obligations of Tyco, ADT and Pentair for certain tax liabilities before the Distributions, including Tyco's obligations under the 2007 Tax Sharing Agreement. Under the 2012 Tax Sharing Agreement Tyco, Pentair and ADT share (i) certain pre-Distribution income tax liabilities that arise from adjustments made by tax authorities to ADT's U.S., Tyco Flow Control's and Tyco's income tax returns, and (ii) payments required to be made by Tyco with respect to the 2007 Tax Sharing Agreement, excluding approximately $175 million of pre-2012 Separation related tax liabilities that were anticipated to be paid prior to the 2012 Separation (collectively, "Shared Tax Liabilities"). Tyco will be responsible for the first $500 million of Shared Tax Liabilities. Pentair and ADT will share 42% and 58%, respectively, of the next $225 million of Shared Tax Liabilities. Tyco, Pentair and ADT will share 52.5% 20% and 27.5%, respectively, of Shared Tax Liabilities above $725 million. All costs and expenses associated with the management of these shared tax liabilities will generally be shared 20%, 27.5%, and 52.5% by Pentair, ADT and Tyco, respectively. As of September 28, 2012, Tyco established liabilities representing the fair market value of its obligations under the 2012 Tax Sharing Arrangement which is recorded in other liabilities in the Company's Consolidated Balance Sheet with an offset to Tyco shareholders' equity. In addition, we entered into a non-income tax sharing agreement with ADT in connection with the ADT Distribution. To the extent we are responsible for any liability under these agreements, there could be a material adverse impact on our financial position, results of operations, cash flows or our effective tax rate in future reporting periods.

        The 2012 Tax Sharing Agreement provides that, if any party were to default in its obligation to another party to pay its share of certain taxes that may arise as a result of the failure of the Distributions to be tax free (such taxes, as defined in the 2012 Tax Sharing Agreement, "Distribution Taxes"), each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the 2012 Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, we could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of our agreed-upon share of our, Pentair's and ADT's tax liabilities.

         If the Distributions or certain internal transactions undertaken in anticipation of the Distributions are determined to be taxable for U.S. federal income tax purposes, we, our shareholders that are subject to U.S. federal income tax and/or both ADT and Pentair could incur significant U.S. federal income tax liabilities.

        Tyco has received a private letter ruling from the IRS regarding the U.S. federal income tax consequences of the Distributions to the effect that, for U.S. federal income tax purposes, the Distributions will qualify as tax-free under Sections 355 and/or 361 of the Code, except for cash received in lieu of a fractional share of ADT common stock or of Pentair common shares. The private letter ruling also provides that certain internal transactions undertaken in anticipation of the Distributions will qualify for favorable treatment under the Code. In addition to obtaining the private letter ruling, Tyco has received an opinion from the law firm of McDermott Will & Emery LLP confirming the tax-free status of the Distributions for U.S. federal income tax purposes. The private letter ruling and the opinion rely on certain facts and assumptions, and certain representations and undertakings, from us, Pentair and ADT regarding the past and future conduct of our respective businesses and other matters.

        Notwithstanding the private letter ruling and the opinion, the IRS could determine on audit that the Distributions or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated, or that the Distributions or the internal transactions should be taxable for other reasons, including as a result of significant changes in stock ownership (which might take into account changes in Pentair stock ownership resulting from the Merger) or asset ownership after the Distributions. An opinion of counsel represents counsel's best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. In addition, the opinions will be based on current law, and cannot be relied upon if current law changes with retroactive effect. If the Distributions ultimately are determined to be taxable, the Distributions could be treated as a taxable dividend or capital gain to you for U.S. federal income tax purposes, and you could incur significant U.S. federal income tax liabilities. In addition, we would recognize gain in an amount equal to the excess of the fair market value of the Pentair common shares and the shares of ADT common stock distributed to our shareholders on the distribution date over our tax basis in such common shares, but such gain, if recognized, generally would not be subject to U.S. federal income tax. However, we, Pentair or ADT could incur significant U.S. federal income tax liabilities if it is ultimately determined that certain internal transactions undertaken in anticipation of the Distributions are taxable.

        In addition, under the terms of the 2012 Tax Sharing Agreement, in the event the Distributions or the internal transactions were determined to be taxable as a result of actions taken after the Distributions by us, Pentair or ADT, the party responsible for such failure would be responsible for all taxes imposed on us, Pentair or ADT as a result thereof. If such failure is not the result of actions taken after the Distributions by us, Pentair or ADT, then we, Pentair and ADT will share the liability in the manner and according to the sharing percentages set forth in the 2012 Tax Sharing Agreement. Such tax amounts could be significant. In the event that any party to the 2012 Tax Sharing Agreement defaults in its obligation to pay Distribution Taxes to another party that arise as a result of no party's fault, each non-defaulting party would be responsible for an equal amount of the defaulting party's obligation to make a payment to another party in respect of such other party's taxes.

         If the Distributions or the Merger are determined to be taxable for Swiss withholding tax purposes, we, ADT and Pentair could incur significant Swiss withholding tax liabilities.

        Generally, Swiss withholding tax of 35% is due on dividends and similar distributions to Tyco's shareholders, regardless of the place of residency of the shareholder. As of January 1, 2011, distributions to shareholders out of qualifying contributed surplus accumulated on or after January 1, 1997 are exempt from Swiss withholding tax, if certain conditions are met (Kapitaleinlageprinzip). Tyco has obtained a ruling from the Swiss Federal Tax Administration confirming that the Distributions qualify as payment out of such qualifying contributed surplus and no amount will be withheld by Tyco when making the Distributions.

        We have obtained tax rulings from the Swiss Tax Administrations confirming that the Merger is a transaction that is generally tax-free for Swiss federal, cantonal, and communal tax purposes (including with respect to Swiss stamp tax and Swiss withholding tax). However, these tax rulings rely on certain facts and assumptions, and certain representations and undertakings, from Tyco. Notwithstanding these tax rulings, the Swiss Federal Tax Administration could determine on audit that the Distributions or the Merger should be treated as a taxable transaction for withholding tax or other tax purposes if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated. If the Distributions or the Merger ultimately are determined to be taxable for withholding tax or other tax purposes, Tyco and Tyco shareholders could incur material Swiss withholding tax liabilities that could significantly detract from, or eliminate, the benefits of the Distributions and the Merger. In addition, Tyco could become liable to indemnify Pentair for part of any Swiss withholding tax liabilities to the extent provided under the 2012 Tax Sharing Agreement.

         We might not be able to engage in desirable strategic transactions and equity issuances following the Distributions because of restrictions relating to U.S. federal income tax requirements for tax-free distributions.

        Our ability to engage in significant equity transactions could be limited or restricted after the Distributions in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the Distributions. Even if the Distributions otherwise qualify for tax-free treatment under Section 355 of the Code, it may result in corporate-level gain to Tyco and certain of its affiliates under Section 355(e) of the Code if 50% or more, by vote or value, of our shares, Pentair's shares or ADT's shares are acquired or issued as part of a plan or series of related transactions that includes the Distributions. Any acquisitions or issuances of our shares, Pentair's shares or ADT's shares within two years after the Distributions generally will be presumed to be part of such a plan, although we, Pentair or ADT may be able to rebut that presumption.

        To preserve the tax-free treatment to us of the Distributions, under the 2012 Tax Sharing Agreement that we entered with Pentair and ADT, we are prohibited from taking or failing to take any action that prevents the Distributions and related transactions from being tax-free. Further, for the two-year period following the Distributions, without obtaining the consent of Pentair and ADT, a private letter ruling from the IRS or an unqualified opinion of a nationally recognized law firm, we may be prohibited from:

  •
  approving or allowing any transaction that results in a change in ownership of more than 35% of our common shares when combined with any other changes in ownership of our common shares,

  •
  redeeming equity securities,

  •
  selling or otherwise disposing of more than 35% of our assets, or

  •
  engaging in certain internal transactions.

        These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business. Moreover, the 2012 Tax Sharing Agreement also provides that we will be responsible for any taxes imposed on Pentair or any of its affiliates or on ADT or any of its affiliates as a result of the failure of the Distributions or the internal transactions to qualify for favorable treatment under the Code if such failure is attributable to certain actions taken after the Distributions by or in respect of us, any of our affiliates or our shareholders.

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

        Original actions against persons in Switzerland based solely upon the U.S. federal or state securities laws are governed, among other things, by the principles set forth in the Swiss Federal Act on International Private Law. This statute provides that the application of provisions of non-Swiss law by the courts in Switzerland shall be precluded if the result was incompatible with Swiss public policy. Also, mandatory provisions of Swiss law may be applicable regardless of any other law that would otherwise apply.

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

         Our status as a Swiss corporation may limit our flexibility with respect to certain aspects of capital management and may cause us to be unable to make distributions or repurchase shares without subjecting our shareholders to Swiss withholding tax, or at all.

        Swiss law allows our shareholders to authorize share capital that can be issued by the Board of Directors without additional shareholder approval, but this authorization is limited to 50% of the existing registered share capital and must be renewed by the shareholders every two years. Our current authorized share capital will expire on March 9, 2013. Additionally, subject to specified exceptions, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares. Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of shares as the laws of some other jurisdictions. In the event we need to raise common equity capital at a time when the trading price of our shares is below the par value of the shares (currently CHF 6.70 (or approximately $7.14 based on the exchange rate in effect on October 1, 2012)), we will need to obtain approval of shareholders to decrease the par value of our shares. As of October 1, 2012, the closing price of our ordinary shares on the NYSE was $28.50. We cannot provide assurance that we would be able to obtain such shareholder approval in a timely manner. Obtaining shareholder approval would require filing a preliminary proxy statement with the SEC and convening a meeting of shareholders which would delay any capital raising plans. Swiss law also reserves for approval by shareholders certain corporate actions over which a board of directors would have authority in some other jurisdictions. For example, dividends must be approved by shareholders. These Swiss law requirements relating to our capital management may limit our flexibility, and situations may arise where greater flexibility would have provided substantial benefits to our shareholders.

        Under Swiss law, a Swiss corporation may pay dividends only if the corporation has sufficient distributable profits from previous fiscal years, or if the corporation has distributable reserves, each as evidenced by its audited statutory balance sheet. Distributable reserves are generally booked either as "free reserves" or as "contributed surplus" (contributions received from shareholders) in the "reserve from capital contributions." Furthermore, generally, Swiss withholding tax of 35% is due on dividends and similar distributions to our shareholders, regardless of the place of residency of the shareholder, unless the distribution is made to shareholders (i) by way of a reduction of par value or (ii) assuming certain conditions are met, out of qualifying contributed surplus (Kapitaleinlage) accumulated on or after January 1, 1997. Payments may be made out of registered share capital—the aggregate par value of a company's registered shares—only by way of a capital reduction. Tyco's freely distributable reserves based on its Swiss statutory account for fiscal year 2012 are CHF 2.0 billion, and its registered share capital is approximately CHF 3.3 billion. Tyco's freely distributable reserves will be reduced by any additional distributions approved by our shareholders, including any ordinary cash dividends approved by our shareholders at the annual general meeting in March 2013.

        If we are not successful in our efforts to make dividends through a reduction of par value or out of qualifying contributed surplus, then any dividends paid by us generally will be subject to a Swiss federal withholding tax. The withholding tax must be withheld from the gross distribution and paid to the Swiss Federal Tax Administration. A U.S. holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income, which we refer to as the "U.S.-Swiss Treaty," may apply for a refund of the tax withheld in excess of the 15% treaty rate (or in excess of the 5% reduced treaty rate for qualifying corporate shareholders with at least 10% participation in our voting stock, or for a full refund in the case of qualified pension funds). Even if we are able to pay dividends in the future, there can be no assurance that we will meet the requirements to pay such dividends free from Swiss withholding tax or that Swiss withholding rules will not be changed in the future. We cannot provide assurance that the current Swiss law with respect to distributions out of qualifying contributed surplus will not be changed or that a change in Swiss law will not adversely affect us or our shareholders, in particular as a result of distributions out of qualifying contributed surplus becoming subject to additional corporate law or other restrictions. There are currently motions pending in the Swiss Parliament that purport to limit the distribution of qualifying contributed surplus. In addition, over the long term, the amount of par value available to us for par value reductions and the amount of qualifying contributed surplus available to us to pay out as distributions is limited.

        Under present Swiss tax laws, repurchases of shares for the purposes of cancellation are treated as a partial liquidation subject to 35% Swiss withholding tax on the difference between the repurchase price and the par value except, since January 1, 2011, to the extent attributable to qualifying contributed surplus (Kapitaleinlagereserven) if any. If, and to the extent that, the repurchase of shares is out of retained earnings or other taxable reserves, the Swiss withholding becomes due. No partial liquidation treatment applies, and no withholding tax is triggered, if the shares are not repurchased for cancellation but held by us as treasury shares. However, should such treasury shares remain in treasury for six years, the withholding tax becomes due at the end of the six year period.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our locations include research and development facilities, manufacturing facilities, warehouse and distribution centers and sales and service offices. Additionally, our locations include approximately 30 monitoring call centers located around the world. All of our monitoring facilities operate 24 hours a day on a year-round basis. Incoming alarm signals are routed via an internal communications network to the next available operator. Operators are quickly updated with information including the name and location of the customer and site, and the nature of the alarm signal. Depending upon the type of service specified by the customer contract, operators respond to emergency-related alarms by calling the customer by telephone (for verification purposes) and relaying information to local fire or police departments, as necessary. Additional action may be taken by the operators as needed, depending on the specific situation.

        We operate from approximately 1,200 locations in more than 50 countries. These properties total approximately 15 million square feet, of which 3 million square feet are owned and 12 million square feet are leased.

        NA Installation & Services operates through a network of offices, service and manufacturing facilities and warehouse and distribution centers located in North America. The group occupies approximately 4 million square feet, the majority of which is leased.

        ROW Installation & Services operates through a network of offices, manufacturing facilities and warehouse and distribution centers located in Central America, South America, Europe, the Middle East, Africa and the Asia-Pacific region. The group occupies approximately 5 million square feet, of which 1 million square feet are owned and 4 million square feet are leased.

        Global Products has manufacturing facilities, warehouses and distribution centers throughout North America, Central America, South America, Europe, the Middle East, Africa and the Asia-Pacific region. The group occupies approximately 6 million square feet, of which 2 million square feet are owned and 4 million square feet are leased.

        In the opinion of management, our properties and equipment are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. See Note 14 to the Consolidated Financial Statements for a description of our operating lease obligations.

Item 3.    Legal Proceedings

        The Company is a party to several lawsuits involving disputes with former management, including its former chief executive officer, Mr. L. Dennis Kozlowski, its former chief financial officer, Mr. Mark Swartz and a former director, Mr. Frank Walsh Jr. The Company has filed civil complaints against Mr. Kozlowski and Mr. Swartz for breach of fiduciary duty and other wrongful conduct relating to alleged abuses of the Company's Key Employee Loan Program and relocation program, unauthorized bonuses, unauthorized payments, self dealing transactions and other improper conduct. In connection with Tyco's affirmative actions against Mr. Kozlowski and Mr. Swartz, Mr. Kozlowski, through counterclaims, and Mr. Swartz, through a separate lawsuit, are seeking an aggregate of approximately $140 million allegedly due in connection with their compensation and retention arrangements and under the Employee Retirement Income Security Act ("ERISA"). Mr. Walsh is seeking indemnification for legal and other expenses incurred by him in connection with the Company's affirmative action against him for breaches of fiduciary duties.

        With respect to Mr. Kozlowski, on December 1, 2010, the U.S. District Court for the Southern District of New York ruled in favor of several of the Company's affirmative claims against him before trial, while dismissing all of Mr. Kozlowski's counterclaims for pay and benefits after 1995. Prior to the commencement of trial scheduled for August 2012, the parties reached an agreement in principle to resolve the matter, with Mr. Kozlowski agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements alleged to have existed between him and the Company. Although the parties have reached an agreement in principle, until the settlement agreement is signed, the Company will continue to maintain the amounts recorded in its Consolidated Balance Sheet, which reflect a net liability of approximately $91 million, for the amounts allegedly due under his compensation and retention arrangements and under ERISA.

        With respect to Mr. Swartz, on March 3, 2011, the U.S. District Court for the Southern District of New York granted the Company's motion for summary judgment as to liability for its affirmative actions and further ruled that issues related to damages would need to be resolved at trial. During the second quarter of fiscal 2012, the Company reversed a $50 million liability related to Mr. Swartz's pay and benefits due to the expiration of the statute of limitations, which was recorded in selling, general and administrative expenses in the Consolidated Statement of Operations. On May 15, 2012, Mr. Swartz filed a lawsuit against Tyco in New York state court claiming entitlement to monies under ERISA. The Company removed the case to the U.S. district court for the Southern District of New York and filed a motion to dismiss Mr. Swartz's claims for multiple reasons, including that the statute of limitations had expired, at the latest, during the second quarter of fiscal 2012. A trial to determine the Company's damages from Swartz's breaches of fiduciary duty concluded on October 17, 2012. At the conclusion of the trial, the Court ruled that the Company was entitled to recover all monies earned by Swartz in connection with his employment by Tyco between September 1, 1995 and June 1, 2002. The Company filed a motion requesting the entry of monetary sum certain judgment in conformity with the Court's ruling regarding the time period of disgorgement. In connection with Swartz's affirmative claims against the Company, the Court dismissed all of Swartz's claims except one claim in which Swartz contends he is entitled to reimbursement from the Company for taxes he paid in connection with his 2002 Separation Agreement. The Court has not opined on the merits of this claim, and the Company intends to continue to vigorously defend this claim.

        With respect to Mr. Walsh, in June 2002, the Company filed a civil complaint against him for breach of fiduciary duty, inducing breaches of fiduciary duty and related wrongful conduct involving a $20 million payment by Tyco, $10 million of which was paid to Mr. Walsh with the balance paid to a charity of which Mr. Walsh is trustee. The payment was purportedly made for Mr. Walsh's assistance in arranging the Company's acquisition of The CIT Group, Inc. On December 17, 2002, Mr. Walsh

pleaded guilty to a felony violation of New York law in the Supreme Court of the State of New York, (New York County) and settled a civil action for violation of federal securities laws brought by the SEC in United States District Court for the Southern District of New York. Both the felony charge and the civil action were brought against Mr. Walsh based on such payment. The felony charge accused Mr. Walsh of intentionally concealing information concerning the payment from Tyco's directors and shareholders while engaged in the sale of Tyco securities in the State of New York. The SEC action alleged that Mr. Walsh knew that the registration statement covering the sale of Tyco securities as part of the CIT Group acquisition contained a material misrepresentation concerning fees payable in connection with the acquisition. Pursuant to the plea and settlement, Mr. Walsh paid $20 million in restitution to Tyco on December 17, 2002. In October 2010, the U.S. District Court for the Southern District of New York denied the Company's affirmative claims for recovery of damages against Mr. Walsh. In January 2012, the United States Court of Appeals for the Second Circuit reversed the District Court's ruling that Tyco's Board of Directors could ratify breaches of fiduciary duties owed by Mr. Walsh to Tyco's shareholders, and remanded the case to the District Court to resolve certain issues relating to consequential damages. On June 20, 2012, the District Court ruled in Tyco's favor and entered a judgment against Mr. Walsh. Separately, Mr. Walsh is pursuing a New York state court claim against the Company asserting his entitlement to indemnification. Any judgment against the Company related to this matter would be shared with Covidien and TE Connectivity under the agreements governing the 2007 Separation.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 28, 2012, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $48 million to $60 million. As of September 28, 2012, Tyco concluded that the best estimate within this range is approximately $50 million, of which $43 million is included in accrued and other current liabilities and $7 million is included in other liabilities in the Company's Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payments of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

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

        As of September 28, 2012, the Company has determined that there were approximately 4,900 claims pending against it, its subsidiaries or entities for which the Company has assumed responsibility in connection with acquisitions or divestitures. This amount reflects the Company's current estimate of the number of viable claims made against such entities, and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants, are duplicative of other actions or for which the Company is indemnified.

        For a detailed discussion of asbestos-related matters, see Note 14 to the Consolidated Financial Statements.

Income Tax Matters

        Tyco and its subsidiaries' income tax returns are examined periodically by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments, in particular with respect to years preceding the 2007 Separation. The issues and proposed adjustments related to such years are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement pursuant to which Tyco, Covidien and TE Connectivity share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and TE Connectivity's U.S. and certain non-U.S. income tax returns. The costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties. Tyco is reviewing and contesting certain tax adjustments proposed by tax authorities. With respect to adjustments raised by the IRS, although the Company has resolved a substantial number of these adjustments, a few significant items are expected to remain open with respect to the audit of the 1997 through 2004 years. As of the date hereof, it is unlikely that Tyco will be able to resolve all the open items, which primarily involve the treatment of certain intercompany debt transactions during the period, through the IRS appeals process. As a result, Tyco expects to litigate these matters once it receives the requisite statutory notices from the IRS, which is expected to occur during fiscal 2013. The Company has assessed its obligations under the 2007 Tax Sharing Agreement and determined that its recorded liability is sufficient to cover the indemnifications made by the Company under such agreement. However, the ultimate resolution of these matters is uncertain and could result in a material adverse impact to the Company's financial position, results of operations, cash flows or the effective tax rate in future reporting periods.

        For a detailed discussion of contingencies related to Tyco's income taxes, see Note 7 to the Consolidated Financial Statements.

Compliance Matters

        As previously reported in the Company's periodic filings, the Company has received and responded to various allegations and other information that certain improper payments were made by the Company's subsidiaries and agents in recent years. On September 24, 2012, the Company settled the charges related to these alleged improper payments with the Department of Justice ("DOJ") and the SEC and agreed to pay approximately $26 million in fines, disgorgement and prejudgment interest to the DOJ and SEC, which the Company had previously reserved in the fourth quarter of fiscal 2011. The Company expects to make the payment in the first quarter of fiscal 2013. In connection with the settlement, the Company entered into a non-prosecution agreement with the DOJ, and a subsidiary of the Company (which is no longer a subsidiary as a result of the 2012 Separation) pleaded guilty to one count of conspiracy to violate the Foreign Corrupt Practices Act ("FCPA"). Pursuant to the non-prosecution agreement, the Company has acknowledged that a number of its subsidiaries made payments, both directly and indirectly, to government officials in order to obtain and retain business with private and state-owned entities, and falsely or inaccurately described the payments in the subsidiaries' books, records and accounts. The non-prosecution agreement also acknowledges the

Company's timely, voluntary and complete disclosure to the DOJ, and its cooperation with the DOJ's investigation—including a global internal investigation concerning bribery and related misconduct—and extensive remediation. Under the non-prosecution agreement, the Company has also agreed to cooperate with and report periodically to the DOJ concerning its compliance efforts, and to continue to implement an enhanced compliance program and internal controls designed to prevent and detect FCPA violations. Notwithstanding the settlement of the DOJ and SEC investigations, the Company may be subject to allegations of FCPA violations in the future, and we may be subject to commercial impacts such as lost revenue from customers who decline to do business with us as a result of our entry into the non-prosecution agreement or otherwise as a result of these compliance matters. If so, or if it is unable to comply with the provisions of the non-prosecution agreement, it may be subject to additional investigation or enforcement by the DOJ or SEC. In such a case, the Company could be subject to material fines, injunctions on future conduct, the imposition of a compliance monitor, or suffer other criminal or civil penalties or adverse impacts, including being subject to lawsuits brought by private litigants, each of which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

        Covidien and TE Connectivity agreed, in connection with the 2007 Separation, to cooperate with the Company in its responses regarding these matters, and agreed that liabilities primarily related to the former Healthcare and Electronics businesses of the Company would be assigned to Covidien and TE Connectivity, respectively. As a result, Covidien and TE Connectivity have agreed to contribute approximately $5 million and immaterial amounts, respectively, toward the aforementioned $26 million.

ERISA Partial Withdrawal Liability Assessment and Demand

        On June 8, 2007, SimplexGrinnell received a notice alleging that it had partially withdrawn from the National Automatic Sprinkler Industry Pension Fund (the "Fund"). Under Title IV of ERISA, if the Fund can prove that an employer completely or partially withdraws from a multi-employer pension plan such as the Fund, the employer is liable for withdrawal liability equal to its proportionate share of the plan's unfunded vested benefits. The alleged withdrawal results from a 1994 labor dispute between Grinnell Fire Protection Systems, SimplexGrinnell's predecessor, and Road Sprinkler Fitters Local Union No. 669. Following an adverse arbitration ruling in the third quarter of fiscal 2012, the Company agreed to settle this matter and recorded a charge in the amount of $28.5 million, including accrued interest on the liability which was recorded in selling, general and administrative expenses in the Company's Consolidated Statement of Operations. ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan, and as a result the Company had made $22 million of payments through June 29, 2012. The Company made the remaining $6.5 million of cash payments during the fourth quarter of fiscal 2012.

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

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The number of registered holders of Tyco's common shares as of November 13, 2012 was 23,950.

        Tyco common shares are listed and traded on the NYSE under the symbol "TYC." The following table sets forth the high and low closing sales prices of Tyco common shares as reported by the NYSE, and the dividends declared on Tyco common shares, for the quarterly periods presented below.

	Year Ended September 28, 2012			Year Ended September 30, 2011
	Market Price Range			Market Price Range
			Dividends Declared Per Common Share(1)			Dividends Declared Per Common Share(1)
Quarter	High	Low		High	Low
First	$47.96	$39.25	$0.25	$42.31	$36.40	$0.24
Second	56.18	47.85	0.25	47.33	41.44	0.25
Third	57.57	50.54	0.25	52.33	44.45	0.25
Fourth	57.94	50.98	0.15	50.09	37.81	0.25

			$0.90			$0.99

(1)
Dividends proposed by Tyco's Board of Directors are subject to shareholder approval. Shareholders approved cash dividends of $0.50 (pre-2012 Separation) and $0.30 (reflecting the impact of the 2012 Separation) at the annual meeting held on March 7, 2012 and the special general meeting held on September 17, 2012, respectively, to be paid in quarterly installments. Shareholders approved an annual dividend of $1.00 (pre-2012 Separation) at the annual meeting held on and March 9, 2011. All dividends declared thorough the first quarter of fiscal 2011 were denominated in Swiss francs. Beginning in the second quarter of fiscal 2011, all dividends declared were denominated in U.S. dollars. Dividends for the first quarter of fiscal 2011 in the table above represent the U.S. dollar equivalent of Swiss francs converted at the U.S. dollar/Swiss franc exchange rate shortly before the payment dates.

Dividend Policy

        Prior to May 2011, the Company paid dividends in the form of a return of share capital from the Company's registered share capital. These payments were made free of Swiss withholdings taxes. The Company now makes dividend payments from its contributed surplus equity position. These payments are also made free of Swiss withholding taxes. Unlike payments made in the form of a reduction to registered share capital, which are required to be denominated in Swiss francs and converted to U.S. dollars at the time of payment, payments from the contributed surplus account may effectively be denominated in U.S. dollars. Under Swiss law, the authority to declare dividends is vested in the Company's general meeting of shareholders.

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

Performance Graph

        Set forth below is a graph comparing the cumulative total shareholder return on Tyco's common shares on a pre-2012 Separation basis against the cumulative return on the S&P 500 Index and the S&P 500 Industrials Index, assuming investment of $100 on September 28, 2007, including the reinvestment of dividends. The graph shows the cumulative total return as of the fiscal years ended September 26, 2008, September 25, 2009, September 24, 2010, September 30, 2011 and September 28, 2012.

Comparison of Cumulative Five Year Total Return

Total Return To Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage Years Ended
Company/Index	9/08	9/09	9/10	9/11	9/12
Tyco International Ltd.	(17.08)	(3.58)	16.16	8.06	40.85
S&P 500 Index	(18.85)	(11.56)	12.23	0.49	30.20
S&P 500 Industrials	(22.89)	(15.18)	20.95	(5.28)	29.60

	9/07	9/08	9/09	9/10	9/11	9/12
Tyco International Ltd.	$100	$82.92	$79.96	$92.87	$100.36	$141.35
S&P 500 Index	100	81.15	71.76	80.54	80.93	105.37
S&P 500 Industrials	100	77.11	65.40	79.11	74.93	97.11

Equity Compensation Plan Information

        The following table provides information as of September 28, 2012 with respect to Tyco's common shares issuable under its equity compensation plans:

	Equity Compensation Plan
Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(7)
Equity compensation plans approved by shareholders:
2004 Stock and Incentive Plan(1)	29,015,123	$20.99	10,065,791
LTIP I Plan(2)	885,488	11.83	—
ESPP(3)	—	—	2,919,845

	29,900,611		12,985,636

Equity compensation plans not approved by shareholders:
LTIP II Plan(4)	197,679	11.33	—
SAYE(5)	—	—	—
Broadview Security Plans(6)	21,003	12.46	—

	218,682		—

Total	30,119,293		12,985,636

(1)
The Tyco International Ltd. 2004 Stock and Incentive Plan ("2004 Plan") provides for the award of stock options, restricted stock units, performance share units and other equity and equity-based awards to members of the Board of Directors, officers and non-officer employees. Amounts shown in column (a) include, in addition to 21,434,529 shares that may be issued upon the exercise of stock options, 251,133 deferred stock units ("DSU") and dividend equivalents earned on such DSUs, 5,164,283 shares that may be issued upon the vesting of restricted stock units and 2,165,178 shares that have vested but with respect to which the payment was delayed until after September 28, 2012. There are currently no restricted share awards outstanding under the 2004 Plan. Amount in column (c) includes the aggregate shares available under the Tyco International Ltd. Long Term Incentive Plan ("LTIP I"), the Tyco International Ltd. Long Term Incentive Plan II ("LTIP II") and the 2004 Plan, as the shares formerly available under the LTIP I and LTIP II have been rolled into the 2004 Plan. As of October 1, 2012, no awards are permitted to be granted under the 2004 Plan, as it has been replaced by the 2012 Tyco International Ltd. Stock and Incentive Plan (the "2012 Plan"). See Note 17 to the Consolidated Financial Statements.

(2)
The LTIP I allowed for the grant of stock options and other equity or equity-based grants to members of the Board of Directors, officers and non-officer employees. Amount in column (a) includes 17,129 shares to be issued upon the exercise of stock options, and 868,359 DSU grants and dividend equivalents earned on such DSUs. No additional grants may be made under the LTIP I, the LTIP II, or any acquired plans.

(3)
Shares available for future issuance under the Tyco Employee Stock Purchase Plan ("ESPP"), which represents the number of remaining shares registered for issuance under this plan. All of the shares delivered to participants under the ESPP were purchased in the open market. The ESPP was suspended indefinitely during the fourth quarter of 2009.

(4)
The LTIP II allowed for the grant of stock options and other equity-based grants to members of the Board of Directors, officers and non-officer employees. Under the terms of the 2004 Plan adopted in March 2004, no additional options, equity or equity-based grants will be made under the LTIP I or the LTIP II or any acquired plans.

(5)
The Tyco International Ltd. United Kingdom ("UK") Save As You Earn Plan ("SAYE Plan") is a UK Inland Revenue approved plan for UK employees pursuant to which employees were granted options to purchase shares at the end of three years of service at a 15% discount off of the market price at time of grant. The SAYE Plan was approved on November 3, 1999 for a ten year period and has expired according to its terms on November 3, 2009. The International Benefits Oversight Committee has not approved any additional grants since the last annual grant on October 9, 2008 and it has not applied for approval of a replacement for the SAYE Plan at this time.

(6)
In connection with the acquisition of Broadview Security in May 2010, options outstanding under the Brink's Home Security Holdings, Inc. 2008 Equity Incentive Plan ("2008 Equity Plan") and the Brink's Home Security Holdings, Inc. Non-Employee Director's Equity Plan were converted into options to purchase Tyco common shares. Shares available represent the number of shares available for issuance under future awards from the 2008 Equity Plan, which are now available for future issuance under Tyco's 2004 Plan.

(7)
On September 17, 2012, shareholders approved the 2012 Plan. Pursuant to the plan, effective October 1, 2012, 50 million common shares may be issued as awards, subject to adjustments as provided under the terms of the 2012 Plan. In addition, any common shares which have been awarded under the 2004 Plan, but will not be issued, owing to expiration, forfeiture, cancellation, return to the Company or settlement in cash in lieu of common shares on or after January 1, 2004 and which are no longer available for any reason will also be available for issuance under the 2012 Plan. The plan provides for the award of stock options, restricted stock units, performance share units and other equity and equity-based awards to members of the Board of Directors, officers and non-officer employees.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
6/30/12 - 7/27/12	13,737	$52.04	—	—
7/28/12 - 8/31/12	10,924	$57.60	—	—
9/1/12 - 9/28/12	42,991	$56.10	—	$199,987,911

(1)
Average price paid per share is based on pre-2012 Separation share prices.

        The transactions described in the table above represent shares acquired by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. 67,652 shares were acquired in these vesting-related transactions during the quarter ended September 28, 2012. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. During the quarter, the Company did not repurchase any common shares on the New York Stock Exchange as part of the $1.0 billion share repurchase program approved by the Board of Directors in April 2011 ("2011 Share Repurchase Program"). As of September 28, 2012, approximately $200 million of share repurchases remain authorized under the 2011 Share Repurchase Program.

Item 6.    Selected Financial Data

        The following table sets forth selected consolidated financial data of Tyco. This data is derived from Tyco's Consolidated Financial Statements for the years ended September 28, 2012, September 30, 2011, September 24, 2010, September 25, 2009 and September 26, 2008, respectively. Tyco has a 52 or 53-week fiscal year that ends on the last Friday in September. Fiscal years 2012, 2010, 2009 and 2008 were all 52-week years, while fiscal 2011 was a 53-week year.

        Effective September 28, 2012, Tyco completed the spin-offs of The ADT Corporation ("ADT") and Pentair Ltd. (formerly known as Tyco Flow Control International Ltd. ("Tyco Flow Control")), formerly our North American residential security and flow control businesses, respectively, into separate, publicly traded companies in the form of a distribution to Tyco shareholders. The distribution was made on September 28, 2012, to Tyco shareholders of record on September 17, 2012, the record date. Immediately following the spin-off, Pentair, Inc. was merged with a subsidiary of Tyco Flow Control in a tax free all-stock merger (the "Merger"), with Pentair Ltd. ("Pentair") succeeding Pentair Inc. as an independent publicly traded Company. The distributions, the Merger and related transactions are collectively referred to herein as the "2012 Separation". As a result of the distribution, the operations of Tyco's former flow control and North American residential security businesses are now classified as discontinued operations in all periods presented.

        Prior year amounts have been recast to reflect the distribution of ADT and Pentair as discontinued operations. In addition, the prior year amounts reflect the correction of certain immaterial adjustments as described in Note 24 to the Consolidated Financial Statements.

	2012	2011	2010	2009(4)	2008
Consolidated Statements of Operations Data:
Net revenue	$10,403	$10,557	$11,020	$11,119	$13,570
(Loss) income from continuing operations attributable to Tyco common shareholders	(332)	617	295	(2,719)	180
Net income (loss) attributable to Tyco common shareholders(1)	472	1,719	1,130	(1,807)	1,547
Basic earnings per share attributable to Tyco common shareholders:
(Loss) income from continuing operations	(0.72)	1.30	0.61	(5.74)	0.37
Net income (loss)	1.02	3.63	2.33	(3.82)	3.20
Diluted earnings per share attributable to Tyco common shareholders:
(Loss) income from continuing operations	(0.72)	1.29	0.60	(5.74)	0.37
Net income (loss)	1.02	3.59	2.31	(3.82)	3.17
Cash dividends per share	0.90	0.99	0.86	0.84	0.65
Consolidated Balance Sheet Data (End of Year):
Total assets(2)	$12,365	$26,702	$27,066	$25,520	$28,794
Long-term debt(3)	1,481	4,105	3,608	3,982	3,660
Total Tyco shareholders' equity(2)	4,994	14,149	14,066	12,926	15,488

(1)
Net income (loss) attributable to Tyco common shareholders for the years 2012, 2011, 2010, 2009 and 2008 include income from discontinued operations of $804 million, $1,102 million, $835 million, $913 million and $1,366 million respectively, which is primarily related to ADT and Tyco Flow Control.

(2)
The decrease in total assets and total Tyco shareholders' equity is due to the distribution of our former North American residential security and flow control businesses.

(3)
The decrease in Long-term debt is due to the $2.6 billion redemption of various debt securities in connection with the 2012 Separation. See Note 11 to the Consolidated Financial Statements.

(4)
Loss from continuing operations attributable to Tyco common shareholders for the year ended September 25, 2009 includes goodwill and intangible asset impairment charges of $2.7 billion, which was recorded during the quarter ended March 27, 2009.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        The following discussion and analysis of the Company's financial condition and results of operations should be read together with the Selected Financial Data and our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the headings "Risk Factors" and "Forward-Looking Information".

Organization

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

        Effective September 28, 2012, Tyco completed the spin-offs of The ADT Corporation ("ADT") and Pentair Ltd. (formerly known as Tyco Flow Control International Ltd. ("Tyco Flow Control")), formerly our North American residential security and flow control businesses, respectively, into separate, publicly traded companies in the form of a distribution to Tyco shareholders. Immediately following the spin-off, Pentair, Inc. was merged with a subsidiary of Tyco Flow Control in a tax-free, all-stock merger ("the Merger"), with Pentair Ltd. ("Pentair") succeeding Pentair Inc. as an independent publicly traded company. The distribution was made on September 28, 2012, to Tyco shareholders of record on September 17, 2012. Each Tyco shareholder received 0.50 of a common share of ADT and approximately 0.24 of a common share of Pentair for each Tyco common share held on the record date. The distribution was structured to be tax-free to Tyco shareholders except to the extent of cash received in lieu of fractional shares. The distributions, the Merger and related transactions are collectively referred to herein as the "2012 Separation". As a result of the distribution, the operations of Tyco's former flow control and North American residential security businesses are now classified as discontinued operations in all periods presented.

        After giving effect to the 2012 Separation, we operate and report financial and operating information in the following three segments:

  •
  North America Systems Installation & Services ("NA Installation & Services") designs, sells, installs, services and monitors electronic security systems and fire detection and suppression systems for commercial, industrial, retail, institutional and governmental customers in North America.

  •
  Rest of World Systems Installation & Services ("ROW Installation & Services") designs, sells, installs, services and monitors electronic security systems and fire detection and suppression systems for commercial, industrial, retail, residential, small business, institutional and governmental customers in the Rest of World ("ROW") regions.

  •
  Global Products designs, manufactures and sells fire protection, security and life safety products, including intrusion security, anti-theft devices, breathing apparatus and access control and video management systems, for commercial, industrial, retail, residential, small business, institutional and governmental customers worldwide, including products installed and serviced by our NA and ROW Installation & Services segments.

        We also provide general corporate services to our segments which will be reported as a fourth, non-operating segment, Corporate and Other. Additionally, Corporate and Other includes the

Company's former Electrical and Metal Products business which was divested in the first quarter of 2011.

        References to the segment data are to the Company's continuing operations. As discussed above, as a result of the 2012 Separation, the Company reports under a new segment structure beginning in the fourth quarter of fiscal 2012 and accordingly has recast prior period segment amounts. See Note 19 to the Consolidated Financial Statements.

Business Overview

        We are a leading global provider of security products and services, fire detection and suppression products and services and life safety products. We utilize our extensive global footprint of over 1,200 locations, including manufacturing facilities, service and distribution centers, monitoring centers and sales offices, to provide solutions and localized expertise to our global customer base. We provide an extensive range of product and service offerings to over 3 million customers in more than 100 countries through multiple channels. Our revenues are broadly diversified across the United States and Canada (collectively "North America"); Central America and South America (collectively "Latin America"); Europe, the Middle East, and Africa (collectively "EMEA") and the Asia- Pacific region. We refer to Latin America, EMEA, and Asia-Pacific region collectively as "Rest of World" or "ROW". The following chart reflects our fiscal 2012 net revenue by region.

Fiscal 2012 Net Revenue by Region

        Our end-use customers, to whom we may sell directly or through wholesalers, distributors, commercial builders or contractors, are also broadly diversified and include:

  •
  Commercial customers, including residential and commercial property developers, financial institutions, food service businesses and commercial enterprises;

  •
  Industrial customers, including companies in the oil and gas, power generation, mining, petrochemical and other industries;

  •
  Retail customers, including international, regional and local consumer outlets, from national chains to specialty stores;

  •
  Institutional customers, including a broad range of healthcare facilities, academic institutions, museums and foundations;

  •
  Governmental customers, including federal, state and local governments, defense installations, mass transportation networks, public utilities and other government-affiliated entities and applications;

  •
  Residential and small business customers outside of North America, including owners of single family homes and local providers of a wide range of goods and services.

        As a global business with a varied customer base and an extensive range of products and services, our operations and results are impacted by global, regional and industry specific factors, and by political factors. Our geographic diversity and the diversity in our customer base and our products and services has helped mitigate the impact of any one industry or the economy of any single country on our consolidated operating results, financial condition and cash flows. Due to the global nature of our business and the variety of our customers, products and services, no single factor is predominantly used to forecast Company results. Rather, management monitors a number of factors to develop expectations regarding future results, including the activity of key competitors and customers, order rates for longer lead time projects, and capital expenditure budgets and spending patterns of our customers. We also monitor trends throughout the commercial and residential fire and security markets, including building codes and fire-safety standards. Our commercial installation businesses are impacted by trends in commercial construction starts, while our residential business, which is located outside of North America, is impacted by new housing starts.

Recent Transactions

        As a result of the 2012 Separation, we incurred and expect to continue to incur, separation related costs including debt refinancing, tax restructuring, professional services, restructuring and impairment charges and employee-related costs. During 2012, the Company incurred pre-tax costs related to the 2012 Separation of $561 million recorded within continuing operations and $278 million within discontinued operations. Costs incurred within continuing operations in fiscal 2012 include a charge of $453 million due to the early extinguishment of debt, as the Company refinanced its long-term debt as a result of the 2012 Separation. During fiscal 2012, the Company paid $186 million in separation costs, $18 million of which is included within continuing operations. See Note 2 to the Consolidated Financial Statements.

        During the fourth quarter of fiscal 2012, we determined that certain aged receivables in our ROW Installation & Services segment related to security contracts in China may not be collectible. After a formal investigation, we determined that certain records relating to those receivables were falsified by district level employees located in one region of China. We have concluded that the revenue recognition practices related to the aged receivables, which dated back to fiscal 2008, were inappropriate. We have evaluated and concluded that the identified amounts were not material to any of our previously issued annual and interim financial statements, including the effects of presenting ADT and Tyco Flow Control as discontinued operations. Although management has determined the amounts individually and in the aggregate are not material to prior periods, in accordance with authoritative accounting literature on considering the effects of prior year misstatements when quantifying misstatements in the current year, the financial statements included herein have been adjusted to correct for the impact of these items.

        As a result, we have revised our previously reported operating results to reflect certain immaterial adjustments, primarily related to revenue recognition and cost of goods sold. These adjustments reduced previously reported net revenue by approximately $49 million and $37 million for fiscal 2011 and 2010, respectively, and reduced previously reported operating income by approximately $14 million and $2 million for fiscal 2011 and 2010, respectively. See Note 24 to the Consolidated Financial Statements. Additionally, we reversed approximately $31 million of net revenue and reduced operating income by $17 million during fiscal 2012, of which less than $1 million and $7 million of net revenue and operating income, respectively, were recorded during the fourth quarter of fiscal 2012.

Results of Operations

        Consolidated financial information is as follows:

	For the Years Ended
($ in millions)	September 28, 2012	September 30, 2011	September 24, 2010
Net revenue	$10,403	$10,557 (1)	$11,020	(1)
Net revenue decline	(1.5)%	(4.2)%	NA
Organic revenue growth	2.4%	4.8%	NA
Operating income	$685	$982 (2)	$615	(2)
Operating margin	6.6%	9.3%	5.6%
Interest income	$19	$27	$25
Interest expense	209	240	279
Other expense, net	454	5	76
Income tax (expense) benefit	(348)	(134)	17
Equity (loss) income in earnings of unconsolidated subsidiaries	(26)	(12)	—

(1)
Net revenue includes $347 million and $1.4 billion for 2011 and 2010, respectively, related to the Company's former Electrical and Metal Products business which was sold during the first quarter of fiscal 2011.

(2)
Operating income includes $7 million and $100 million for 2011 and 2010, respectively, related to the Company's former Electrical and Metal Products business, which was sold during the first quarter of fiscal 2011. Additionally, operating income for 2011 includes a $248 million net gain on that sale.

Net Revenue:

  Fiscal 2012

        Net revenue for the year ended September 28, 2012 decreased by $154 million, or 1.5%, to $10.4 billion as compared to net revenue of $10.6 billion for the year ended September 30, 2011. On an organic basis, net revenue grew by $247 million, or 2.4% year over year, primarily driven by our Global Products segment. Net revenue was unfavorably impacted by the net impact of acquisitions and divestitures of $71 million, or 0.7%, primarily due to the sale of a majority interest the Company's former Electrical and Metal Products business, which contributed $347 million of net revenue during the year ended September 30, 2011, partially offset by the acquisitions of Chemguard and Visonic within the Company's Global Products segment. Unfavorable changes in foreign currency exchange rates impacted net revenue by $226 million, or 2.1%. In addition, because the Company's fiscal year ends on the last Friday in September, fiscal 2012 consisted of 52 weeks as compared to 53 weeks in fiscal 2011. As a result, fiscal year 2011 includes an estimated $98 million of revenue from the additional week.

  Fiscal 2011

        Net revenue for the year ended September 30, 2011 decreased by $463 million, or 4.2%, to $10.6 billion as compared to net revenue of $11.0 billion for the year ended September 24, 2010. On an organic basis, net revenue grew by $465 million, or 4.8% year over year, primarily driven by our Global Products and NA Installation & Services segments. Net revenue was unfavorably impacted by the net impact of acquisitions and divestitures of $1.3 billion, or 11.8%, which was primarily the result of the sale of a majority interest in the Company's former Electrical and Metal Products business, which contributed approximately $1.4 billion of net revenue during the year ended September 24, 2010 and $347 million during the year ended September 30, 2011. Net revenue was also unfavorably impacted by $72 million, or 0.7%, due to the deconsolidation of a joint venture in our ROW Installation & Services segment due to the adoption of an accounting standard. Favorable changes in foreign currency exchange rates impacted net revenue by $306 million, or 2.8%. In addition, because the Company's fiscal year ends on the last Friday in September, fiscal 2011 consisted of 53 weeks, as compared to 52 weeks in fiscal 2010. As a result, fiscal year 2011 includes an estimated $98 million, or 0.9%, of revenue from the additional week.

  Operating Income:

        Operating income for the year ended September 28, 2012 decreased $297 million, or 30.2%, to $685 million, as compared to operating income of $982 million for the year ended September 30, 2011. Operating income for the year ended September 28, 2012 declined primarily due to the net gain on divestitures of $224 million that was recognized in the prior year, primarily related to a $248 million net gain related to the sale of a majority interest in the Company's former Electrical and Metal products business. Operating income for the year ended September 30, 2011 increased $367 million, or 59.7%, to $982 million, as compared to operating income of $615 million for the year ended September 24, 2010. Operating income for the year ended September 30, 2011 improved due to the net gain on divestitures, pricing initiatives, improvement in mix driven by project selectivity, as well as the benefit of ongoing cost containment and restructuring actions. Items impacting operating income for fiscal 2012, 2011 and 2010 are as follows:

	For the Years Ended
($ in millions)	September 28, 2012	September 30, 2011		September 24, 2010
Separation costs included in SG&A	$4	$—		$—
Separation costs	71	—		—
Loss (gain) on divestitures	14	(224	)(1)	(39)
Restructuring and asset impairment charges	104	78		103
Acquisition and integration costs	9	5		—
Notes receivable write-off	—	5		—
Legacy legal items	(4)	20		—
Asbestos related charges	111	10		77

(1)
Includes a $248 million net gain on the divestiture of a majority interest in the Electrical and Metal Products business.

  Interest Income and Expense

        Interest income was $19 million in 2012, as compared to $27 million and $25 million in 2011 and 2010, respectively. Interest income decreased in 2012 primarily due to decreased investment yields compared to 2011 and 2010.

        Interest expense was $209 million in 2012, as compared to $240 million and $279 million in 2011 and 2010, respectively. The weighted-average interest rate on total debt outstanding as of September 28, 2012, September 30, 2011 and September 24, 2010 was 6.5%, 5.9% and 6.3%, respectively. These decreases in interest expense and fluctuations in the weighted-average interest rate are primarily related to savings realized from the $2.6 billion debt redemptions in 2012 and from the replacement of higher coupon notes with lower coupon notes during 2011. See Note 11 to the Consolidated Financial Statements.

  Other Expense, Net

        Significant components of Other expense, net for 2012, 2011 and 2010 are as follows ($ in millions):

	2012	2011	2010
Loss on extinguishment of debt (see Note 11 to the Consolidated Financial Statements)	$(453)	$—	$(87)
2007 Tax Sharing Agreement (loss) gain (see Note 7 to the Consolidated Financial Statements)	(4)	(7)	8
Other	3	2	3

Total	$(454)	$(5)	$(76)

  Effective Income Tax Rate

        Our effective income tax rate for the year ended September 28, 2012 was not meaningful primarily as a result of separation related charges which were incurred for which no tax benefit was recognized, as well as a valuation allowance of $235 million recorded due to net operating loss carryforwards which we do not expect to realize in future periods. Additionally, our effective income tax rate for the year ended September 28, 2012 was impacted by enacted tax law changes, favorable audit resolutions in multiple jurisdictions and a non-recurring item generating a tax benefit.

        Our effective income tax rate was 17.5% and a benefit of 6.0% during the years ended September 30, 2011 and September 24, 2010, respectively. The increase in our effective income tax rate was primarily related to the tax charge recorded in conjunction with the sale of a majority interest in our Electrical and Metal Products business during the first quarter of 2011, a non-recurring transaction generating a tax benefit in 2010 and a release of a deferred tax valuation allowance in 2010. The effective income tax rate was positively impacted by favorable audit resolutions in multiple jurisdictions during 2011. The rate can vary from quarter to quarter due to discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, such as the geographic mix of income before taxes.

        The valuation allowance for deferred tax assets of $1,826 million and $1,149 million as of September 28, 2012 and September 30, 2011, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. Specifically, the valuation allowance includes separation related charges associated with the early extinguishment of debt which further increased a net operating loss carryforward in 2012 which we do not expect to realize in future periods. The valuation allowance was calculated and recorded when we determined that it was more-likely-than-not that all or a portion of our deferred tax assets would not be realized. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheets.

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

  Equity (Loss) Income in Earnings of Unconsolidated Subsidiaries

        Equity (loss) income in earnings of unconsolidated subsidiaries in 2012 and 2011 reflects our share of Atkore International Group Inc.'s ("Atkore") net loss which is accounted for under the equity method of accounting. Equity (loss) income in earnings of unconsolidated subsidiaries was nil in 2010.

Segment Results

        The following chart reflects our fiscal 2012, 2011 and 2010 % of net revenue by operating segment.

        The above chart does not include net revenue related to the Company's former Electrical and Metal Products business which was divested in the first quarter of fiscal 2011 and is included within Corporate & Other. In 2011 and 2010, this represents 3.3% and 12.8%, respectively of net revenue.

        The segment discussions that follow describe the significant factors contributing to the changes in results for each of our segments included in continuing operations.

NA Installation & Services

        NA Installation & Services designs, sells, installs, services and monitors electronic security systems and fire detection and suppression systems for commercial, industrial, retail, institutional and governmental customers in North America.

        Financial information for NA Installation & Services for the years ended September 28, 2012, September 30, 2011 and September 24, 2010 were as follows:

	For the Years Ended
($ in millions)	September 28, 2012	September 30, 2011	September 24, 2010
Net revenue	$3,962	$4,022	$3,784
Net revenue (decline) growth	(1.5)%	6.3%	NA
Organic revenue (decline) growth	(0.3)%	4.4%	NA
Operating income	$374	$425	$349
Operating margin	9.4%	10.6%	9.2%

        The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Fiscal 2012 Compared to Fiscal 2011	Fiscal 2011 Compared to Fiscal 2010
Organic revenue (decline) growth	$(12)	$168
Acquisitions	4	1
Divestitures/transfer	—	—
Impact of foreign currency	(10)	28
Other	(42)	41

Total change	$(60)	$238

        Organic revenue decline for the year ended September 28, 2012 was driven by slow non-residential market growth as well as installation project selectivity in the North America security business, partially offset by increased service revenue. Organic revenue growth for the year ended September 30, 2011 was driven by increased service revenue coupled with the impact of several large installation projects. Net revenue for the years ended September 28, 2012 and September 30, 2011 was impacted by the 53rd week of revenue during fiscal 2011, which is included within Other above.

  Operating Income

        Operating income for the year ended September 28, 2012 decreased $51 million, or 12.0%, to $374 million, as compared to operating income of $425 million for the year ended September 30, 2011. Operating income for the year ended September 28, 2012 declined due to restructuring and asset impairment charges related to organizational realignment. Operating income for the year ended September 30, 2011 increased $76 million, or 21.8%, to $425 million, as compared to operating income of $349 million for the year ended September 24, 2010. Operating income for the year ended September 30, 2011 improved due to favorable revenue mix, increased project selectivity and productivity enhancements along with the benefit of restructuring savings. Items impacting operating income for fiscal 2012, 2011 and 2010 are as follows:

	For the Years Ended
($ in millions)	September 28, 2012	September 30, 2011	September 24, 2010
Restructuring and asset impairment charges, net	$45	$7	$13
Legacy legal charges	29	—	—
Separation costs within SG&A	2	—	—
Acquisition/integration	1	—	—

ROW Installation & Services:

        ROW Installation & Services designs, sells, installs, services and monitors electronic security systems and fire detection and suppression systems for commercial, industrial, retail, residential, small business, institutional and governmental customers in the Latin America, EMEA and Asia-Pacific regions.

        Financial information for ROW Installation & Services for the years ended September 28, 2012, September 30, 2011 and September 24, 2010 were as follows:

	For the Years Ended
($ in millions)	September 28, 2012	September 30, 2011	September 24, 2010
Net revenue	$4,341	$4,434	$4,302
Net revenue (decline) growth	(2.1)%	3.1%	NA
Organic revenue growth	1.9%	2.5%	NA
Operating income	$456	$405	$373
Operating margin	10.5%	9.1%	8.7%

        The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Fiscal 2012 Compared to Fiscal 2011	Fiscal 2011 Compared to Fiscal 2010
Organic revenue growth	$81	$102
Acquisitions	105	27
Divestitures/transfer	(67)	(192)
Impact of foreign currency	(178)	237
Other	(34)	(42)

Total change	$(93)	$132

        Organic revenue growth for the year ended September 28, 2012 was driven by increased revenue in Asia and Latin America, partially offset by continued softness in Europe. Net revenue for the year ended September 28, 2012 was impacted by the 53rd week of revenue during fiscal 2011, which is included within Other above. Organic revenue growth for the year ended September 30, 2011 was primarily driven by service revenue across most regions other than Europe. Net revenue for the year ended September 30, 2011 was also impacted by $72 million due to the deconsolidation of a joint venture as a result of adopting a new accounting standard, partially offset by $30 million due to the impact of the 53rd week of revenue during fiscal 2011, which is included within Other above.

  Operating Income

        Operating income for the year ended September 28, 2012 increased $51 million, or 12.6%, to $456 million, as compared to operating income of $405 million for the year ended September 30, 2011. Operating income for the year ended September 28, 2012 improved primarily due to increased price focus on higher margin products and services, as well as the benefit of ongoing cost containment and restructuring savings in most regions. Operating income for the year ended September 30, 2011 increased $32 million, or 8.6%, to $405 million, as compared to operating income of $373 million for the year ended September 24, 2010. Operating income for the year ended September 30, 2011 improved due to increased price/volume mix, as well as the benefit of ongoing cost containment initiatives. Items impacting operating income for fiscal 2012, 2011 and 2010 are as follows:

	For the Years Ended
($ in millions)	September 28, 2012	September 30, 2011	September 24, 2010
Loss (gain) on divestitures	$7	$29	$(49)
Restructuring and asset impairment charges, net	36	64	73
Acquisition and integration costs	4	4	—
Separation costs	2	—	—

Global Products:

        Global Products designs, manufactures and sells fire protection, security and life safety products, including intrusion security, anti-theft devices, breathing apparatus and access control and video management systems, for commercial, industrial, retail, residential, small business, institutional and governmental customers worldwide, including products installed and serviced by our NA and ROW Installation & Services segments.

        Financial information for Global Products for the years ended September 28, 2012, September 30, 2011 and September 24, 2010 were as follows:

	For the Years Ended
($ in millions)	September 28, 2012	September 30, 2011	September 24, 2010
Net revenue	$2,100	$1,754	$1,526
Net revenue growth	19.7%	14.9%	NA
Organic revenue growth	10.1%	10.5%	NA
Operating income	$353	$295	$245
Operating margin	16.8%	16.8%	16.1%

        The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Fiscal 2012 Compared to Fiscal 2011	Fiscal 2011 Compared to Fiscal 2010
Organic revenue growth	$178	$160
Acquisitions	221	7
Divestitures/transfer	13	(5)
Impact of foreign currency	(38)	39
Other	(28)	27

Total change	$346	$228

        Organic revenue growth for the year ended September 28, 2012 was driven by continued growth from existing product lines, expansion in key verticals and introduction of new products. Organic revenue growth for the year ended September 30, 2011 was driven by growth from existing product lines as well as expansion in key verticals. Net revenue for the years ended September 28, 2012 and September 30, 2011 was impacted by the 53rd week of revenue during fiscal 2011 included within Other above.

  Operating Income

        Operating income for the year ended September 28, 2012 increased $58 million, or 19.7%, to $353 million, as compared to operating income of $295 million for the year ended September 30, 2011. Operating income for the year ended September 28, 2012 improved primarily due to increased volume, price discipline to offset commodity inflationary pressures, integration of acquisitions, the benefit of continued investment in research and development and the benefit of ongoing cost containment and restructuring savings. These benefits were partially offset by additional environmental remediation costs. Operating income for the year ended September 30, 2011 increased $50 million, or 20.4%, to $295 million, as compared to operating income of $245 million for the year ended September 24, 2010. Operating income for the year ended September 30, 2011 improved primarily due to increased volume as well as initial return on research and development spending. Items impacting operating income for fiscal 2012, 2011 and 2010 are as follows:

	For the Years Ended
($ in millions)	September 28, 2012	September 30, 2011	September 24, 2010
Restructuring and asset impairment charges, net	$10	$(7)	$3
Acquisition and integration costs	4	1	—
Losses on divestitures, net	—	—	5
Separation costs	1	—	—

Corporate and Other

        Corporate expense increased $355 million, or 248.3%, to $498 million for the year ended September 28, 2012 as compared to an expense of $143 million for the year ended September 30, 2011. Corporate expense decreased $209 million, or 59.4%, to $143 million for the year ended September 30, 2011 as compared to an expense of $352 million for the year ended September 24, 2010. Key items included in corporate expense for fiscal 2012, 2011 and 2010 are as follows:

	For the Years Ended
($ in millions)	September 28, 2012	September 30, 2011	September 24, 2010
Loss (gain) on divestitures	$7	$(253)	$5
Asbestos related charges	111	10	77
Legacy legal (benefits) charges	(33)	20	—
Separation costs	68	—	—
Restructuring and asset impairment charges	13	14	14
Notes receivable write-off	—	5	—
Separation costs within SG&A	2	—	—

        Additionally, corporate expense was favorably impacted by cost containment initiatives during the year ended September 28, 2012.

        The net gain on divestiture of $253 million during the year ended September 30, 2011 is primarily related to the divestiture of a majority interest in the Company's former Electrical and Metal Products business in fiscal 2011. Additionally, corporate expense was favorably impacted by cost containment initiatives during the year ended September 30, 2011.

Critical Accounting Policies and Estimates

        The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management's estimates are based on the relevant information available at the end of each period.

        Depreciation and Amortization Methods for Security Monitoring-Related Assets—Tyco considers assets related to the acquisition of new customers in its electronic security business in three asset categories: internally generated residential subscriber systems outside of North America, internally generated commercial subscriber systems (collectively referred to as subscriber system assets) and customer accounts acquired through the ADT dealer program primarily outside of North America (referred to as dealer intangibles). Subscriber system assets include installed property, plant and equipment for which Tyco retains ownership and deferred costs directly related to the customer acquisition and system installation. Subscriber system assets and any deferred revenue resulting from the customer acquisition are accounted for over the expected life of the subscriber. In certain geographical areas where the Company has a large number of customers that behave in a similar manner over time, the Company accounts for subscriber system assets and related deferred revenue using pools, with separate pools for the components of subscriber system assets and any related deferred revenue based on the month and year of acquisition. The Company depreciates its pooled subscriber system assets and related deferred revenue using an accelerated method with lives up to 15 years. The accelerated method utilizes declining balance rates based on geographical area ranging from 135% to 360% for commercial subscriber pools and dealer intangibles and converts to a straight line methodology when the resulting depreciation charge is greater than that from the accelerated method. The Company uses a straight-line method with a 14-year life for non-pooled subscriber system assets (primarily in Europe, Latin America and Asia) and related deferred revenue, with remaining balances written off upon customer termination.

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

        Asbestos-Related Contingencies and Insurance Receivables—We and certain of our subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. We estimate the liability and corresponding insurance recovery for pending and future claims and defense costs based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made in the future during a defined period of time (the look-forward period). As part of the Company's annual valuation process in the third quarter of fiscal 2012, the Company utilized a look-back period of three years and a look-forward period of fifteen years, except for claims made against a non-operating subsidiary that the Company is pursuing alternatives for, including a negotiated settlement with representatives of all current and future asbestos claimants against such subsidiary.

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

        Annually, we perform an analysis with the assistance of outside counsel and other experts to update estimated asbestos-related assets and liabilities. On a quarterly basis, we re-evaluate the assumptions used to perform the annual analysis and record an expense as necessary to reflect changes in the estimated liability and related insurance asset. See Note 14 to the Consolidated Financial Statements for a discussion of management's judgments applied in the recognition and measurement of asbestos-related assets and liabilities.

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

        Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management records the effect of a tax rate or law change on the Company's deferred tax assets and liabilities in the period of enactment. Future tax rate or law changes could have a material effect on the Company's financial condition, results of operations or cash flows.

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

        Goodwill and Indefinite-Lived Intangible Asset Impairments—Goodwill and indefinite-lived intangible assets are assessed for impairment annually and more frequently if triggering events occur. In performing these assessments, management relies on and considers a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable market transactions (to the extent available), other market data and the Company's overall market capitalization.

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

        We recorded no goodwill impairments in conjunction with our annual goodwill impairment assessment performed during the fourth quarter of fiscal 2012.

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

        Pension and Postretirement Benefits—Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions resulting in actuarial gains and losses. For active plans, such actuarial gains and losses will be amortized over the average expected service period of the participants and in the case of inactive plans over the average remaining life expectancy of participants. The discount rate represents the market rate for high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. A 25 basis point decrease in the discount rate would increase the present value of pension obligations by approximately $77 million and increase our annual pension expense by approximately $1 million. We consider the relative weighting of plan assets by class, historical performance of asset classes over long-term periods, asset class performance expectations as well as current and future economic conditions in determining the expected long-term return on plan assets. A 25 basis point decrease in the expected long-term return on plan assets would increase our annual pension expense by approximately $3 million.

Liquidity and Capital Resources

        A fundamental objective of the Company is to have sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of its core businesses around the world. The primary source of funds to finance our operations and capital expenditures is cash generated by operations. In addition, we maintain a commercial paper program, have access to a committed revolving credit facility and have access to equity and debt capital from public and private sources. We continue to balance our operating, investing and financing uses of cash through investments and acquisitions in our core businesses, dividends and share repurchases. In addition, we believe our cash position, amounts available under our credit facility, commercial paper program and cash provided by operating activities will be adequate to cover our operational and business needs in the foreseeable future.

        As of September 28, 2012 and September 30, 2011, our cash and cash equivalents, short- and long-term debt, and Tyco shareholder's equity are as follows:

	As of
($ in millions)	September 28, 2012		September 30, 2011
Cash and cash equivalents	$844	(1)	$1,229
Total debt	$1,491		$4,106
Shareholders' equity	$4,994		$14,149
Total debt as a % of total capital	23.0%		22.5%

(1)
Cash and cash equivalents includes $175 million reserved for certain pre-2012 Separation related tax liabilities for which the timing of payment is uncertain.

Sources and uses of cash

        In summary, our cash flows from operating, investing, and financing from continuing operations for fiscal 2012, 2011 and 2010 were as follows:

	For the Years Ended
($ in millions)	September 28, 2012	September 30, 2011	September 24, 2010
Net cash provided by operating activities	$701	$661	$871
Net cash used in investing activities	(582)	(61)	(343)
Net cash used in financing activities	(508)	(938)	(1,062)

Cash flow from operating activities

        Cash flow from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for items such as restructuring activities, pension funding, income taxes and other items impact reported cash flow.

        The net change in working capital decreased operating cash flow by $489 million in 2012. The significant changes in working capital included a $172 million decrease in income taxes payable, an $80 million decrease in accrued expenses and other current liabilities, a $128 million increase in accounts receivable, an $86 million increase in prepaid expenses and other current assets, and a $72 million increase in inventories.

        The net change in working capital decreased operating cash flow by $348 million in 2011. The significant changes in working capital included a $216 million decrease in accrued and other liabilities, a $47 million increase in accounts receivable, a $42 million increase in inventories and a $33 million decrease in accounts payable.

        The net change in working capital decreased operating cash flow by $239 million in 2010. The significant changes in working capital included a $268 million decrease in income taxes payable, a $127 million increase in inventories, partially offset by an $81 million increase in accounts payable and a $63 million decrease in prepaid expenses and other current assets.

        During 2012, 2011 and 2010, we paid approximately $89 million, $90 million and $129 million (inclusive of $2 million relating to the French security business being classified as held for sale), respectively, in cash related to restructuring activities. See Note 4 to our Consolidated Financial Statements for further information regarding our restructuring activities.

        In connection with the 2012 Separation, we paid $18 million, nil and nil in separation costs during 2012, 2011, and 2010, respectively.

        During the years ended September 28, 2012, September 30, 2011 and September 24, 2010 we made required contributions of $88 million, $63 million and $67 million, respectively, to our U.S. and non-U.S. pension plans. We also made voluntary contributions of approximately nil, $12 million and nil to our U.S. plans during the years ended September 28, 2012, September 30, 2011 and September 24, 2010. The Company anticipates that it will contribute at least the minimum required to its pension plans in 2013 of $11 million for the U.S. plans and $50 million for non-U.S. plans.

        Income taxes paid, net of refunds, related to continuing operations were $147 million, $121 million and $127 million in 2012, 2011 and 2010, respectively.

        Net interest paid related to continuing operations were $201 million, $195 million and $234 million in 2012, 2011 and 2010, respectively.

Cash flow from investing activities

        Cash flows related to investing activities consist primarily of cash used for capital expenditures and acquisitions, and proceeds derived from divestitures of businesses and assets.

        We made capital expenditures of $406 million, $371 million, and $351 million during 2012, 2011 and 2010, respectively. The level of capital expenditures in fiscal year 2013 is expected to exceed the spending levels in fiscal year 2012 and is also expected to exceed depreciation expense.

        During 2012, we paid cash for acquisitions included in continuing operations totaling $217 million, net of cash acquired of $17 million, which primarily related to the acquisition of Visonic Ltd. within our Global Products segment. During 2011, we paid cash for acquisitions included in continuing operations totaling $353 million, net of cash acquired of $3 million, which primarily related to the acquisitions of Signature Security Group within our ROW Installation & Services segment and Chemguard within our Global Products segment. During 2010, cash paid for acquisitions included in continuing operations totaled $48 million, net of cash acquired of nil.

        During 2011, we received cash proceeds, net of cash divested of $709 million for divestitures. The cash proceeds primarily related to the sale of a majority interest in our Electrical and Metal Products business of $713 million. See Note 3 to our Consolidated Financial Statements for further information.

Cash flow from financing activities

        Cash flows from financing activities relate primarily to proceeds received from incurring debt and issuing stock, and cash used to repay debt, repurchase stock and make dividend payments to shareholders.

        During the fourth quarter of 2012, in connection with the Separation, Tyco and its finance subsidiary, Tyco International Finance S.A. ("TIFSA"), redeemed various debt securities maturing from

2013 to 2023 issued by TIFSA and/or Tyco, in an aggregate principal amount of $2.6 billion. See Note 11 to our Consolidated Financial Statements for further information.

        On April 25, 2012, the Company amended its existing Five-Year Senior Unsecured Credit Agreement, dated April 25, 2007 ("the 2007 Credit Agreement"), to extend the expiration date of the facility from April 25, 2012 to September 30, 2012. Simultaneous with the extension, total commitments under the 2007 Credit Agreement facility were reduced from an aggregate of $750 million to $654 million. On June 22, 2012, the Company further amended the 2007 Credit Agreement to reduce the lenders' commitments under the 2007 Credit Agreement from an aggregate of $654 million to $500 million. The 2007 Credit Agreement terminated on September 28, 2012.

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

        During 2012, TIFSA issued commercial paper to U.S. institutional accredited investors and qualified institutional buyers. Borrowings under the commercial paper program are available for general corporate purposes. As of September 28, 2012 and September 30, 2011, TIFSA had no commercial paper outstanding. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $1 billion as of September 28, 2012.

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

        On May 5, 2010, TIFSA issued $500 million aggregate principal amount of 3.375% notes due 2015, which were fully and unconditionally guaranteed by the Company. TIFSA received net proceeds of approximately $495 million after deducting debt issuance costs and a debt discount. On May 28, 2010, the Company used the net proceeds of the aforementioned offering and additional cash on hand to redeem all of its 6.375% public notes due 2011, 7% notes due 2028 and 6.875% notes due 2029, outstanding at that time, which aggregated $878 million in principal amount.

        On October 5, 2009, TIFSA issued $500 million aggregate principle amount of 4.125% notes due 2014, which were fully and unconditionally guaranteed by the Company. TIFSA received net proceeds of approximately $495 million after deducting debt issuance costs and a debt discount.

        Pursuant to our share repurchase program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved 10b5-1 trading plan in accordance with applicable regulations. During the year ended September 28, 2012, we repurchased approximately 11 million common shares for approximately $500 million under the 2011 share repurchase program. As of September 28, 2012, approximately $200 million of share repurchases remain authorized under the 2011 share repurchase program. During the year ended September 30, 2011, we repurchased approximately 30 million common shares for approximately $1.3 billion under the 2011, 2010 and 2008 share repurchase programs, which completed both the 2010 and 2008 programs. During the year ended September 24, 2010, we repurchased approximately 24 million common shares for approximately $900 million under the 2008 share repurchase program.

        On March 7, 2012, our shareholders approved a cash dividend of $0.50 per common share payable to shareholders in two quarterly installments of $0.25 each on May 23, 2012 and August 22, 2012. Additionally, on September 17, 2012, our shareholders approved another cash dividend of $0.30 per common share payable to shareholders in two quarterly installments of $0.15 per share to be paid November 15, 2012 and February 20, 2013. The $0.30 dividend reflects the impact of the 2012 Separation on the Company's dividend policy. During fiscal 2012, 2011 and 2010, we paid cash dividends of approximately $461 million, $458 million and $416 million, respectively. See Note 16 to our Consolidated Financial Statements for further information.

        Management believes that cash generated by or available to us should be sufficient to fund our capital and operational business needs for the foreseeable future, including capital expenditures, quarterly dividend payments and share repurchases.

Commitments and Contingencies

        For a detailed discussion of contingencies related to tax and litigation matters and governmental investigations, see Notes 7 and 14 to our Consolidated Financial Statements.

Contractual Obligations

        Contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable operating leases and purchase obligations as of September 28, 2012 are as follows ($ in millions):

	Fiscal Year
	2013	2014	2015	2016	2017	Thereafter	Total
Debt principal(1)	$—	$—	$—	$258	$—	$1,178	$1,436
Interest payments(2)	93	93	93	88	84	212	663
Operating leases	162	121	102	80	47	79	591
Purchase obligations(3)	241	9	3	—	—	—	253

Total contractual cash obligations(4)	$496	$223	$198	$426	$131	$1,469	$2,943

(1)
Excludes debt discount, swap activity and interest.

(2)
Interest payments consist of interest on our fixed interest rate debt and exclude the impact of our interest rate swaps. As of September 28, 2012 we had settled all outstanding interest rate swaps.

(3)
Purchase obligations consist of commitments for purchases of goods and services.

(4)
Other long-term liabilities excluded from the above contractual obligation table primarily consist of the following: pension and postretirement costs, income taxes, warranties and environmental liabilities. We are unable to estimate the timing of payment for these items due to the inherent uncertainties related to these obligations. However, the minimum required contributions to our pension plans are expected to be approximately $61 million in 2013 and we do not expect to make any material contributions in 2013 related to postretirement benefit plans.

        As of September 28, 2012, we recorded gross unrecognized tax benefits of $121 million and gross interest and penalties of $38 million. We are unable to make a reasonably reliable estimate of the timing for the remaining payments in future years; therefore, such amounts have been excluded from the above contractual obligation table. However, based on the current status of our income tax audits, we believe that is reasonably possible that between nil and $30 million in unrecognized tax benefits may be resolved in the next twelve months.

        As of September 28, 2012, we had total commitments of $1.0 billion under our revolving credit facility, expiring on June 22, 2017. As of September 28, 2012, there were no amounts drawn under this revolving credit facility.

        TIFSA's revolving credit facility contains customary terms and conditions, and financial covenants that limit the ratio of our debt to earnings before interest, taxes, depreciation, and amortization and that limit our ability to incur subsidiary debt or grant liens on our property. Our indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions. None of these covenants are considered restrictive to our business.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our financial position, results of operations or cash flows.

        In connection with the 2012 Separation we entered into a liability sharing agreement regarding certain actions that were pending against Tyco prior to the 2012 Separation. Under the 2012 Tax Sharing Agreement, Pentair, Tyco and ADT share (i) certain pre-Distribution income tax liabilities that arise from adjustments made by tax authorities to Tyco Flow Control's, Tyco's and ADT's U.S. income tax returns, and (ii) payments required to be made by Tyco with respect to the 2007 Tax Sharing Agreement, excluding approximately $175 million of pre-2012 Separation related tax liabilities that were anticipated to be paid prior to the 2012 Separation (collectively, "Shared Tax Liabilities"). The Company will be responsible for the first $500 million of Shared Tax Liabilities. Pentair and ADT will share 42% and 58%, respectively, of the next $225 million of Shared Tax Liabilities. Pentair, ADT and Tyco will share 20%, 27.5% and 52.5%, respectively, of Shared Tax Liabilities above $725 million.

        In connection with the 2007 Separation, we entered into a liability sharing agreement regarding certain actions that were pending against Tyco prior to the 2007 Separation. Under the 2007 Separation and Distribution Agreement and 2007 Tax Sharing Agreement, we have assumed 27%, Covidien has assumed 42% and TE Connectivity has assumed 31% of certain Tyco pre-Separation contingent and other corporate liabilities, which, as of September 28, 2012, primarily relate to tax contingencies and potential actions with respect to the spin-offs or the distributions made or brought by any third party.

Backlog

        We had a backlog of unfilled orders of $5,101 million and $4,711 million as of September 28, 2012 and September 30, 2011, respectively. Backlog by segment was as follows ($ in millions):

	September 28, 2012	September 30, 2011
NA Installation & Services	$2,507	$2,373
ROW Installation & Services	2,421	2,210	(1)
Global Products	173	128

	$5,101	$4,711

(1)
As a result of the adjustments made for the China security contracts described in Note 24 to the Consolidated Financial Statements, ROW Installation & Services backlog decreased by approximately $103 million as of the year ended September 30, 2011.

        The Company's backlog includes recurring revenue-in-force and long-term deferred revenue for upfront fees. Revenue-in-force represents 12 months' revenue associated with monitoring and maintenance services under contract in the security and fire business. The Company's backlog of $5,101 million and $4,711 million as of September 28, 2012 and September 30, 2011, respectively, consists primarily of $2,723 million and $2,563 million of recurring revenue in force and $395 million and $420 million of deferred revenue as of September 28, 2012 and September 30, 2011, respectively. NA Installation & Service's backlog of $2,507 million and $2,373 million, as of September 28, 2012 and September 30, 2011, respectively, consists primarily of $1,227 million and $1,193 million of recurring revenue in force and $325 million and $348 million of deferred revenue as of September 28, 2012 and September 30, 2011, respectively. ROW Installation & Service's backlog of $2,421 million and $2,210 million, as of September 28, 2012 and September 30, 2011, respectively, consists primarily of $1,496 million and $1,370 million of recurring revenue in force and $70 million and $72 million of deferred revenue as of September 28, 2012 and September 30, 2011, respectively.

        Backlog increased $390 million, or 8.3%, to $5,101 million as of September 28, 2012 as compared to the prior year. The net increase in backlog was primarily related to an increase in recurring revenue-in-force in our ROW Installation & Services segment, as well as acquisitions within the Global Products businesses. Changes in foreign currency favorably impacted backlog by $41 million, or 0.9%.

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

        There are certain guarantees or indemnifications extended among Tyco, Covidien, TE Connectivity, ADT and Pentair in accordance with the terms of the 2007 and 2012 Separation and Distribution Agreements and the Tax Sharing Agreements. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreement. At the time of the 2007 and 2012 Separations, we recorded liabilities necessary to recognize the fair value of such guarantees and indemnifications. See Note 7 to the Consolidated Financial Statements for further discussion of the Tax Sharing Agreement. In addition, prior to the 2007 and 2012 Separations we provided support in the form of financial and/or performance guarantees to various Covidien, TE Connectivity, ADT and Tyco Flow Control operating entities. To the extent these guarantees were not assigned in connection with the 2007 and 2012 Separations, we assumed primary liability on any remaining such support. See Note 12 to the Consolidated Financial Statements for a discussion of these liabilities.

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

        As of September 28, 2012, we had total outstanding letters of credit and bank guarantees of approximately $425 million.

        For a detailed discussion of guarantees and indemnifications, see Note 12 to the Consolidated Financial Statements.

 Accounting Pronouncements

        See Note 1 to the Consolidated Financial Statements for Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements.

Non-U.S. GAAP Measure

        In an effort to provide investors with additional information regarding our results as determined by U.S. GAAP, we also disclose the non-U.S. GAAP measures of organic revenue growth (decline). We believe that this measure is useful to investors in evaluating our operating performance for the periods presented. When read in conjunction with our U.S. GAAP revenue, it enables investors to better evaluate our operations without giving effect to fluctuations in foreign exchange rates, which may be significant from period to period. In addition, organic revenue growth (decline) is a factor we use in internal evaluations of the overall performance of our business. This measure is not a financial measure under U.S. GAAP and should not be considered as a substitute for revenue as determined in accordance with U.S. GAAP, and it may not be comparable to similarly titled measures reported by other companies. Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations, acquisitions and divestitures and other changes that may not reflect underlying results and trends (for example, the 53rd week of operations in fiscal year 2011). Our organic growth (decline) calculations incorporate an estimate of prior year reported net revenue associated with acquired entities that have been fully integrated within the first year, and exclude prior year net revenue associated with entities that do not meet the criteria for discontinued operations which have been divested within the past year ("adjusted number"). We calculate the rate of organic growth (decline) based on the adjusted number to better reflect the rate of growth (decline) of the combined business, in the case of acquisitions, or the remaining business, in the case of dispositions. We base the rate of organic growth (decline) for acquired businesses that are not fully integrated within the first year upon unadjusted historical net revenue. We may use organic revenue growth (decline) as a component of our compensation programs.

        The table below details the components of organic revenue growth (decline) and reconciles the non-U.S. GAAP measure to U.S. GAAP net revenue growth (decline).

Fiscal 2012

	Net Revenue for Fiscal 2011	Base Year Adjustments (Divestitures)	Adjusted Fiscal 2011 Base Revenue	Foreign Currency	Acquisitions	Other(2)	Organic Revenue	Organic Growth Percentage(1)	Net Revenue for Fiscal 2012
	($ in millions)
NA Installation & Services	$4,022	$—	$4,022	$(10)	$4	$(42)	$(12)	(0.3)%	$3,962
ROW Installation & Services	4,434	(67)	4,367	(178)	105	(34)	81	1.9%	4,341
Global Products	1,754	13	1,767	(38)	221	(28)	178	10.1%	2,100

Total before Corporate and other	$10,210	$(54)	$10,156	$(226)	$330	$(104)	$247	2.4%	$10,403
Corporate and Other(3)	347	(347)	—	—	—	—	—	0.0%	—

Total Net Revenue	$10,557	$(401)	$10,156	$(226)	$330	$(104)	$247	2.4%	$10,403

(1)
Organic revenue growth percentage based on adjusted fiscal 2011 base revenue.

(2)
Amounts represent the impact of the 53rd week of revenue for each segment during fiscal 2011 at fiscal 2012 foreign exchange rates.

Fiscal 2011

	Net Revenue for Fiscal 2010	Base Year Adjustments (Divestitures)	Adjusted Fiscal 2010 Base Revenue	Foreign Currency	Acquisitions	Other(2)	Organic Revenue	Organic Growth Percentage(1)	Net Revenue for Fiscal 2011
	(Amounts in millions)
NA Installation & Services	$3,784	$—	$3,784	$28	$1	$41	$168	4.4%	$4,022
ROW Installation & Services	4,302	(192)	4,110	237	27	(42)	102	2.5%	4,434
Global Products	1,526	(5)	1,521	39	7	27	160	10.5%	1,754

Total before Corporate and other	$9,612	$(197)	$9,415	$304	$35	$26	$430	4.6%	$10,210
Corporate and Other(3)	1,408	(1,102)	306	2	4	—	35	11.4%	347

Total Net Revenue	$11,020	$(1,299)	$9,721	$306	$39	$26	$465	4.8%	$10,557

(1)
Organic revenue growth percentage based on adjusted fiscal 2010 base revenue.

(2)
Amounts represent the impact of the 53rd week of revenue for each segment during fiscal 2011 and the deconsolidation of a joint venture in the ROW Installation & Services segment.

(3)
Corporate and Other includes the former Electrical and Metal Products business of which we divested a majority interest in during the first quarter of fiscal 2011.

Forward-Looking Information

        Certain statements in this report are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the SEC, or in Tyco's communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to future events, including sales, earnings, cash flows, operating and tax efficiencies, product expansion, backlog, the consummation and benefits of acquisitions and divestitures, as well as financings and repurchases of debt or equity securities, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward-looking statements include, among other things:

  •
  overall economic and business conditions, and overall demand for Tyco's goods and services;

  •
  economic and competitive conditions in the industries, end markets and regions served by our businesses;

  •
  changes in legal and tax requirements (including tax rate changes, new tax laws or treaties and revised tax law interpretations);

  •
  results and consequences of Tyco's internal investigations and governmental investigations concerning the Company's governance, management, internal controls and operations including its business operations outside the United States;

  •
  the outcome of litigation, arbitrations and governmental proceedings;

  •
  effect of income tax audit settlements and appeals;

  •
  our ability to repay or refinance our outstanding indebtedness as it matures;

  •
  our ability to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;

  •
  interest rate fluctuations and other changes in borrowing costs, or other consequences of volatility in the capital or credit markets;

  •
  other capital market conditions, including availability of funding sources and currency exchange rate fluctuations;

  •
  availability of and fluctuations in the prices of key raw materials;

  •
  changes affecting customers or suppliers;

  •
  economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders;

  •
  the ability of the Company to achieve anticipated cost savings;

  •
  the ability of the Company to execute our portfolio refinement and acquisition strategies, including successfully integrating acquired operations;

  •
  potential impairment of our goodwill, intangibles and/or our long-lived assets;

  •
  the ability of the Company to realize the intended benefits of the 2012 Separation, including the integration of its commercial security and fire protection businesses;

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

  •
  natural events such as severe weather, fires, floods and earthquakes, or acts of terrorism;

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

        We do not execute transactions or utilize derivative financial instruments for trading or speculative purposes. Further, to reduce the risk that a counterparty will be unable to honor its contractual obligations to us, we only enter into contracts with counterparties having strong investment grade long-term credit ratings from Standard & Poor's and Moody's. These counterparties are generally financial institutions and there is no significant concentration of exposure with any one party.

Foreign Currency Exposures

        We hedge our exposure to fluctuations in foreign currency exchange rates related to operating entities through the use of forward foreign currency exchange contracts. Additionally, for our corporate financing entities we manage the foreign currency exposure through a combination of multi-currency notional pool and forward contracts. Our largest exposure to foreign exchange rates exists primarily with the British pound, Euro, Australian dollar, Canadian dollar and Mexican peso against the U.S. dollar. The market risk related to the forward foreign currency exchange contract is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on the market rates in effect on September 28, 2012. A 10% appreciation of the U.S. dollar relative to the local currency exchange rates would result in a $7 million net decrease in the fair value of the contracts. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would result in a $9 million net increase in the fair value of the contracts. However, gains or losses on these derivative instruments are economically offset by the gains or losses on the underlying transactions.

        Prior to the first quarter of fiscal 2012, we hedged net investments in certain foreign operations through the use of foreign currency exchange forward contracts. The objective was to minimize the exposure to changes in the value of the foreign currency denominated net investment. As of the quarter ended December 30, 2011, we terminated our net investment hedge. Accordingly, the aggregate notional amount of these hedges was nil and approximately $224 million as of September 28, 2012, and September 30, 2011, respectively.

        As of September 28, 2012 and September 30, 2011, $2.0 billion and $1.4 billion, respectively, of intercompany loans have been designated as permanent in nature. For the fiscal years ended September 28, 2012, September 30, 2011 and September 24, 2010, we recorded $48 million of cumulative transaction gain and $2 million and $34 million of cumulative translation losses, respectively, through accumulated other comprehensive loss related to these loans.

Interest Rate Exposures

        We manage interest rate risk through the use of interest rate swap transactions with financial institutions acting as principal counterparties, which are designated as fair value hedges for accounting purposes. Since the third quarter of 2009, TIFSA has been entering into interest rate swap transactions with the objective of managing the exposure to interest rate risk by converting interest rates of fixed-rate debt to variable rates. In these contracts, TIFSA agrees with financial institutions acting as principal counterparties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. In connection with the debt tenders and redemption during the quarter ended September 28, 2012, TIFSA settled all outstanding interest rate swaps. Accordingly, as of September 28, 2012 and September 30, 2011, the total gross notional amount of our interest rate swap contracts was nil and $1.2 billion, respectively.

Item 8.    Financial Statements and Supplementary Data

        The following consolidated financial statements and schedule specified by this Item, together with the report thereon of Deloitte & Touche LLP, are presented following Item 15 of this report:

  Financial Statements:

Management's Responsibility for Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended September 28, 2012, September 30, 2011 and September 24, 2010
Consolidated Balance Sheets as of the years ended September 28, 2012 and September 30, 2011
Consolidated Statements of Shareholders' Equity for the years ended September 28, 2012, September 30, 2011 and September 24, 2010
Consolidated Statements of Cash Flows for the years ended September 28, 2012, September 30, 2011 and September 24, 2010
Notes to Consolidated Financial Statements

  Supplementary Financial Information

    Selected Quarterly Financial Data

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 28, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as and when required.

        There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 28, 2012 that have materially affected, or are reasonably likely to materially affect, these internal controls.

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

        Management assessed the effectiveness of our internal control over financial reporting as of September 28, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our assessment and those criteria, management believes that the Company maintained effective internal controls over financial reporting as of September 28, 2012.

        Our internal control over financial reporting as of September 28, 2012, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the Consolidated Financial Statements included in this Form 10-K, and their report is also included in this Form 10-K.

Item 9B.    Other Information

        None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information concerning Directors and Executive Officers may be found under the proposal regarding the election of directors and under the captions "—Committees of the Board of Directors," and "—Executive Officers" in our definitive proxy statement for our 2013 Annual General Meeting of Shareholders (the "2013 Proxy Statement"), which will be filed with the Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2013 Proxy Statement set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Information regarding shareholder communications with our Board of Directors may be found under the caption "Governance of the Company" in our 2013 Proxy Statement and is incorporated herein by reference.

Code of Ethics

        We have adopted the Tyco Guide to Ethical Conduct, which applies to all employees, officers and directors of Tyco. Our Guide to Ethical Conduct meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K and applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as well as all other employees. Our Guide to Ethical Conduct also meets the requirements of a code of business conduct and ethics under the listing standards of the New York Stock Exchange, Inc. Our Guide to Ethical Conduct is posted on our website at www.tyco.com under the heading "About—Our People and Values." We will also provide a copy of our Guide to Ethical Conduct to shareholders upon request. We disclose any amendments to our Guide to Ethical Conduct, as well as any waivers for executive officers or directors, on our website.

Item 11.    Executive Compensation

        Information concerning executive compensation may be found under the captions "Executive Officer Compensation," "Compensation of Non-Employee Directors," and "Governance of the Company" of our 2013 Proxy Statement. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information in our 2013 Proxy Statement set forth under the captions "Executive Officer Compensation" and "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information in our 2013 Proxy Statement set forth under the captions "Governance of the Company" and "Committees of the Board" is incorporated herein by reference.

        In connection with the 2012 Separation we entered into the following definitive agreements with our consolidated subsidiaries at that time.

Pentair Amended and Restated Separation and Distribution Agreement

        On March 27, 2012, the Company entered into a Separation and Distribution Agreement with Tyco Flow Control International Ltd. ("Tyco Flow Control") and The ADT Corporation ("ADT") (the "Original Separation Agreement"), governing, among other things, the separation of Tyco's flow control business from Tyco and the allocation of assets and liabilities in connection therewith. On September 27, 2012, Tyco, Pentair Ltd. (formerly known as Tyco Flow Control) ("Pentair") and ADT entered into an Amended and Restated Separation and Distribution Agreement (the "Pentair Separation Agreement") to modify, clarify and supplement certain terms of the Original Separation Agreement, including certain terms relating to employee benefits matters, insurance claims and administration, treatment of equity awards held by certain employees resident outside the U.S. and the treatment of certain costs and expenses in connection with the separation.

        Pursuant to the provisions of the Pentair Separation Agreement, on September 28, 2012, the Company effected a spin-off of Pentair to its shareholders through the pro rata distribution of 100% of the outstanding common shares of Pentair to the Company's shareholders in the form of a special dividend out of the Company's contributed surplus (the "Pentair Distribution").

        A description of the material terms of the Separation Agreement, which reflects the material terms of the Pentair Separation Agreement, is set forth in the section entitled "The Separation and Distribution Agreements and the Ancillary Agreements—Tyco Flow Control Separation and Distribution Agreement" in Tyco's Definitive Proxy Statement filed with the Securities and Exchange Commission (the "SEC") on Schedule 14A on August 3, 2012 (the "2012 Separation Proxy Statement") and is incorporated herein by reference.

        The description set forth in the Definitive Proxy Statement is only a summary of that agreement and is qualified in its entirety by reference to Exhibit 2.2 to this Periodic Report on Form 10-K and incorporated by reference herein.

ADT Separation and Distribution Agreement

        On September 26, 2012, the Company, ADT and certain of their respective subsidiaries entered into a Separation and Distribution Agreement (the "ADT Separation and Distribution Agreement").

        Pursuant to the provisions of the ADT Separation and Distribution Agreement, (i) the Company engaged in an internal restructuring whereby certain assets related to Tyco's residential and small business security business in the United States and Canada were transferred to ADT, and ADT assumed from Tyco certain liabilities related to Tyco's residential and small business security business in the United States and Canada (the "ADT Separation") and (ii) on September 28, 2012, the Company effected a spin-off of ADT to Tyco shareholders through the pro rata distribution of 100% of the outstanding common shares of ADT to Tyco's shareholders in the form of a special dividend out of Tyco's contributed surplus (the "ADT Distribution" and, together with the Pentair Distribution, the "Distributions" or the "spin-offs").

        A description of the material terms of the ADT Separation and Distribution Agreement is set forth in the section entitled "The Separation and Distribution Agreements and the Ancillary Agreements—ADT Separation and Distribution Agreement" in Tyco's 2012 Separation Proxy Statement and is incorporated herein by reference.

        The description of the ADT Separation and Distribution Agreement set forth in the 2012 Separation Proxy Statement is only a summary of that agreement and is qualified in its entirety by reference to the ADT Separation and Distribution Agreement filed as Exhibit 2.3 to this Periodic Report on Form 10-K and incorporated by reference herein.

Tax Sharing Agreement

        On September 28, 2012, Tyco (together with its subsidiary Tyco International Finance S.A., or TIFSA) entered into a Tax Sharing Agreement (the "2012 Tax Sharing Agreement") with ADT and Pentair that governs the respective rights, responsibilities and obligations of Tyco, ADT and Pentair after the spin-offs with respect to tax liabilities and benefits, tax attributes, tax contests and other tax matters regarding income taxes, other taxes and related tax returns. See Note 7 to the Consolidated Financial Statements.

Non-Income Tax Sharing Agreement

        On September 28, 2012, the Company and TIFSA entered into a tax sharing agreement with ADT that governs the respective rights, responsibilities and obligations of Tyco and ADT after the

Distributions with respect to tax returns, tax liabilities, tax attributes, tax contests and other tax matters regarding non-income taxes related to specified legal entities (the "Non-Income Tax Sharing Agreement"). The Non-Income Tax Sharing Agreement provides that Tyco and ADT will share certain non-income tax liabilities that arise for the period prior to the ADT Distribution from adjustments made by tax authorities to the non-income tax returns of the specified legal entities. Under the Non-Income Tax Sharing Agreement, Tyco is responsible for amounts equal to accrued liabilities for non-income tax contingencies with respect to the specified entities that will be members of the Tyco group after the ADT Distribution, and ADT is responsible for amounts equal to accrued liabilities for non-income tax contingencies with respect to the specified entities that will be members of the ADT group after the ADT Distribution. In each case, payments required to be made in excess of such accrued liabilities are shared by Tyco (40%) and ADT (60%). ADT will have sole responsibility of any non-income tax liability assessed against the entities acquired in the acquisition of BHS.

        ADT and Tyco agree to indemnify each other against any amounts paid by the other party for which such paying party is not responsible pursuant to the Non-Income Tax Sharing Agreement. Although valid as between the parties, the Non-Income Tax Sharing Agreement will not be binding on any taxing authority.

        The foregoing is only a summary of the Non-Income Tax Sharing Agreement and is qualified in its entirety by reference to the Non-Income Tax Sharing Agreement filed as Exhibit 10.17 to this Periodic Report on Form 10-K and incorporated by reference herein.

Trademark Agreement

        On September 25, 2012, the Company entered into a Trademark Agreement (the "Trademark Agreement") with ADT that will govern each party's use of certain trademarks, including the ADT trademark and logo (the "ADT Brand"). In addition, Tyco transferred to ADT all of its rights in the ADT Brand in the United States and Canada and retained rights to the ADT Brand elsewhere in the world. Each of ADT and Tyco agreed that they and their affiliates will not register or use (subject to a "phase out" transitional license to Tyco in the United States and Canada) the ADT Brand for any goods or services in the other party's territory. The parties are not restricted from competing with each other under other brands. Under the Trademark Agreement, ADT is the exclusive, worldwide owner of the PULSE trademark.

        The Trademark Agreement allocates the ownership of, and the parties' rights and obligations with respect to, the ADT Brand online. In general, each party has the right to register domain names containing the ADT Brand in domain names ending in country codes in its respective territory. The Trademark Agreement also contains provisions for allocating ownership, rights and obligations in other domains and obligations in regard to third-party media (such as social networking sites).

        The Trademark Agreement contains other provisions, including quality control provisions, compliance with applicable laws, and security, system and data protection measures. The Trademark Agreement took effect as of September 25, 2012, and will remain in effect in perpetuity.

        Neither ADT nor Tyco may assign the Trademark Agreement, or delegate its obligations thereunder, without the consent of the other party, except that a party must assign the agreement in its entirety in connection with a sale or transfer of such party's entire interest in the ADT Brand, or delegate corresponding obligations in the case of a transfer of less than all of its interest in the ADT Brand, and in each case the assignee must assume in writing all of the assigning party's obligations under the agreement.

        The foregoing is only a summary of the Trademark Agreement and is qualified in its entirety by reference to the Trademark Agreement filed as Exhibit 10.18 to this Periodic Report on Form 10-K and incorporated by reference herein.

Item 14.    Principal Accountant Fees and Services

        The information in our 2013 Proxy Statement set forth under the proposal related to the election of auditors is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
(1) and (2) Financial Statements and Supplementary Data—See Item 8.

(3)
Exhibit Index:

Exhibit Number
2.1	Separation and Distribution Agreement by and among Tyco International Ltd., Covidien Ltd., and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 2.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 6, 2007).
2.2
Amended and Restated Separation and Distribution Agreement, dated September 27, 2012 among Tyco International Ltd., Pentair Ltd. and The ADT Corporation (Incorporated by reference to Exhibit 2.1 to Tyco International Ltd.'s current Report on Form 8-K filed on October 1, 2012).
2.3
Separation and Distribution Agreement, dated September 26, 2012 among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC (Incorporated by reference to Exhibit 2.2 to Tyco International Ltd.'s Current Report on Form 8-K filed on October 1, 2012).
2.4
Merger Agreement, dated as of March 27, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd., Panthro Acquisition Co., Panthro Merger Sub, Inc. and Pentair, Inc. (Incorporated by reference to Exhibit 2.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on March 30, 2012).
2.5
Amendment No. 1 to the Merger Agreement among Tyco International Ltd., Tyco Flow Control International Ltd., Panthro Acquisition Co., Panthro Merger Sub, Inc. and Pentair, Inc. (Incorporated by reference to Exhibit 2.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 30, 2012).
3.1
Articles of Association of Tyco International Ltd. (Tyco International AG) (Tyco International SA) (Incorporated by reference to Exhibit 3.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on March 12, 2012).
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

Exhibit Number
4.4	Indenture, dated as of January 9, 2009, by and among Tyco International Finance S.A., as issuer, Tyco International Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on January 9, 2009).
4.5
Supplemental Indenture, dated as of January 9, 2009, by and among Tyco International Finance S.A., as issuer, Tyco International Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee relating to the issuer's 8.5% notes due 2019 (Incorporated by reference to Exhibit 4.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on January 9, 2009).
4.6
Third Supplemental Indenture, dated as of May 5, 2010, by and among Tyco International Finance S.A., as issuer, Tyco International Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee relating to the issuer's 3.375% notes due 2015 (Incorporated by reference to Exhibit 4.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on May 5, 2010).
4.7
Fourth Supplemental Indenture, dated as of January 12, 2011, by and among Tyco International Finance S.A., as issuer, Tyco International Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee relating to the issuer's 3.75% notes due 2018 (Incorporated by reference to Exhibit 4.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on January 12, 2011).
4.8
Fifth Supplemental Indenture, dated as of January 12, 2011, by and among Tyco International Finance S.A., as issuer, Tyco International Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee relating to the issuer's 4.625% notes due 2023 (Incorporated by reference to Exhibit 4.2 to Tyco International Ltd.'s Current Report on Form 8-K filed on January 12, 2011).
10.1
Tyco International Ltd. 2004 Stock and Incentive Plan amended and restated effective January 1, 2009 (Incorporated by reference to Appendix A to Tyco International Ltd.'s Definitive Proxy Statement on Schedule 14A for the Annual General Meeting of Shareholders on March 12, 2009 filed on January 16, 2009).(1)
10.2	Tyco International Ltd. 2012 Stock and Incentive Plan (Incorporated by reference to Exhibit 10.4 to Tyco International Ltd.'s Current Report on Form 8-K filed on October 1, 2012).(1)
10.3	Change in Control Severance Plan for Certain U.S. Officers and Executives, amended and restated as of October 1, 2012 (Filed herewith).(1)
10.4	Tyco International (US) Inc. Severance Plan for U.S. Officers and Executives Plan, amended and restated as of October 1, 2012 (Filed herewith).(1)
10.5	Employment Offer Letter dated April 2, 2012 between Tyco International Ltd. and George R. Oliver (Filed herewith).(1)
10.6
Employment Offer Letter dated May 3, 2012 between Tyco International Ltd. and Arun Nayar (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on May 8, 2012).(1)
10.7
Tyco Supplemental Savings and Retirement Plan, amended and restated effective January 1, 2005 (Incorporated by reference to Exhibit 10.27 to Tyco International Ltd.'s Annual Report on Form 10-K for the year ended September 30, 2005 filed on December 9, 2005).(1)

Exhibit Number
10.8	Agreement and General Release dated September 28, 2012 between Tyco International Ltd. and Edward D. Breen (Filed herewith).(1)
10.9
Form of terms and conditions for Option Awards, Restricted Stock Awards, Restricted Unit Awards, Performance Share Awards under the 2004 Stock and Incentive Plan (Incorporated by reference to Exhibit 10.18 to Tyco International Ltd.'s Annual Report on Form 10-K for the year ended September 26, 2008).(1)
10.10
Form of terms and conditions for Option Awards, Restricted Unit Awards and Performance Share Awards under the 2004 Stock and Incentive Plan for fiscal 2012 (Incorporated by reference to Exhibits 99.1, 99.2 and 99.3 to Tyco International Ltd.'s Current Report on Form 8-K filed on October 14, 2011).(1)
10.11	Form of terms and conditions for Option Awards, Restricted Unit Awards and Performance Share Awards under the 2012 Stock and Incentive Plan for fiscal 2013 (Filed herewith).(1)
10.12
Form of terms and conditions for Restricted Stock Unit Awards for Directors under the 2004 Stock and Incentive Plan (Incorporated by reference to Exhibit 10.17 to Tyco International Ltd.'s Annual Report on Form 10-K for the year ended September 25, 2009).(1)
10.13	Form of terms and conditions for Restricted Stock Unit Awards for Directors under the 2012 Stock and Incentive Plan (Filed herewith).(1)
10.14
Credit Agreement, dated as of June 22, 2012, among Tyco International Finance S.A., Tyco International Ltd., the Lenders party thereto, and Citibank, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on June 27, 2012).
10.15
Tax Sharing Agreement by and among Tyco International Ltd., Covidien Ltd., and Tyco Electronics Ltd., dated June 29, 2007 (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 6, 2007).
10.16
Tax Sharing Agreement, dated September 28, 2012 by and among Pentair Ltd., Tyco International Ltd., Tyco International Finance S.A. and The ADT Corporation (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on October 1, 2012).
10.17
Non-Income Tax Sharing Agreement dated September 28, 2012 by and among Tyco International Ltd., Tyco International Finance S.A. and The ADT Corporation (Incorporated by reference to Exhibit 10.2 to Tyco International Ltd.'s Current Report on Form 8-K filed on October 1, 2012).
10.18
Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Tyco International Ltd. and The ADT Corporation (Incorporated by reference to Exhibit 10.3 to Tyco International Ltd.'s Current Report on Form 8-K filed on October 1, 2012).
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
101
Financial statements from the Annual Report on Form 10-K of Tyco International Ltd. for the fiscal year ended September 28, 2012 formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity, and (v) the Notes to Consolidated Financial Statements.

(1)
Management contract or compensatory plan.
(b)
See Item 15(a)(3) above.

(c)
See Item 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:	/s/ ARUN NAYAR Arun Nayar Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 16, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on November 16, 2012 in the capacities indicated below.

Name	Title

/s/ GEORGE R. OLIVER George R. Oliver	Chief Executive Officer and Director (Principal Executive Officer)
/s/ ARUN NAYAR Arun Nayar	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ SAM ELDESSOUKY Sam Eldessouky	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
* Edward D. Breen	Director
* Michael E. Daniels	Director
* Frank M. Drendel	Director
* Brian Duperreault	Director

Name	Title

* Rajiv L. Gupta	Director
* John A. Krol	Director
* Dr. Brendan R. O'Neill	Director
* William S. Stavropoulos	Director
* Sandra S. Wijnberg	Director
* R. David Yost	Director

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

TYCO INTERNATIONAL LTD.
Index to Consolidated Financial Statements

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Discussion of Management's Responsibility

        We are responsible for the preparation, integrity and fair presentation of the Consolidated Financial Statements and related information appearing in this report. We take these responsibilities very seriously and are committed to being recognized as a leader in governance, controls, clarity and transparency of financial statements. We are committed to making honesty, integrity and transparency the hallmarks of how we run Tyco. We believe that to succeed in today's environment requires more than just compliance with laws and regulations—it requires a culture based upon the highest levels of integrity and ethical values. Expected behavior starts with our Board of Directors and our senior management team leading by example and includes every one of Tyco's global employees, as well as our customers, suppliers and business partners. One of our most crucial objectives is continuing to maintain and build on the public, employee and shareholder confidence that has been restored in Tyco. We believe this is being accomplished; first, by issuing financial information and related disclosures that are accurate, complete and transparent so investors are well informed; second, by supporting a leadership culture based on an ethic of uncompromising integrity and accountability; and third, by recruiting, training and retaining high-performance individuals who have the highest ethical standards. We take full responsibility for meeting this objective. We maintain appropriate accounting standards and disclosure controls and devote our full commitment and the necessary resources to these items.

Dedication to Governance, Controls and Financial Reporting

        Throughout 2012, we continued to maintain and enhance internal controls over financial reporting, disclosures and corporate governance practices. We believe that a strong control environment is a dynamic process. Therefore, we intend to continue to devote the necessary resources to maintain and improve our internal controls and corporate governance.

        Our Audit Committee meets regularly and separately with management, Deloitte & Touche LLP, our independent auditors, and our internal auditors to discuss financial reports, controls and auditing.

        We, our Board and our Audit Committee are all committed to excellence in governance, financial reporting and controls.

/s/ GEORGE R. OLIVER George R. Oliver Chief Executive Officer and Director	/s/ ARUN NAYAR Arun Nayar Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tyco International Ltd.:

        We have audited the accompanying consolidated balance sheets of Tyco International Ltd. and subsidiaries (the "Company") as of September 28, 2012 and September 30, 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended September 28, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tyco International Ltd. and subsidiaries as of September 28, 2012 and September 30, 2011, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 28, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 28, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 16, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
November 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tyco International Ltd.:

        We have audited the internal control over financial reporting of Tyco International Ltd. and subsidiaries (the "Company") as of September 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended September 28, 2012 of the Company and our report dated November 16, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New York, New York
November 16, 2012

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended September 28, 2012, September 30, 2011 and September 24, 2010

(in millions, except per share data)

	2012	2011	2010
Revenue from product sales	$5,845	$5,990	$6,609
Service revenue	4,558	4,567	4,411

Net revenue	10,403	10,557	11,020
Cost of product sales	3,298	3,542	4,392
Cost of services	3,328	3,348	3,012
Selling, general and administrative expenses	2,903	2,834	2,946
Separation costs (see Note 2)	71	—	—
Restructuring, asset impairment and divestiture charges (gains), net (see Notes 3 and 4)	118	(149)	55

Operating income	685	982	615
Interest income	19	27	25
Interest expense	(209)	(240)	(279)
Other expense, net	(454)	(5)	(76)

Income from continuing operations before income taxes	41	764	285
Income tax (expense) benefit	(348)	(134)	17
Equity (loss) income in earnings of unconsolidated subsidiaries	(26)	(12)	—

(Loss) income from continuing operations	(333)	618	302
Income from discontinued operations, net of income taxes	804	1,102	835

Net income	471	1,720	1,137
Less: noncontrolling interest in subsidiaries net (loss) income	(1)	1	7

Net income attributable to Tyco common shareholders	$472	$1,719	$1,130

Amounts attributable to Tyco common shareholders:
(Loss) income from continuing operations	$(332)	$617	$295
Income from discontinued operations	804	1,102	835

Net income attributable to Tyco common shareholders	$472	$1,719	$1,130

Basic earnings per share attributable to Tyco common shareholders:
(Loss) income from continuing operations	$(0.72)	$1.30	$0.61
Income from discontinued operations	1.74	2.33	1.72

Net income attributable to Tyco common shareholders	$1.02	$3.63	$2.33

Diluted earnings per share attributable to Tyco common shareholders:
(Loss) income from continuing operations	$(0.72)	$1.29	$0.60
Income from discontinued operations	1.74	2.30	1.71

Net income attributable to Tyco common shareholders	$1.02	$3.59	$2.31

Weighted average number of shares outstanding:
Basic	463	474	485
Diluted	463	479	488

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS

As of September 28, 2012 and September 30, 2011

(in millions, except per share data)

	September 28, 2012	September 30, 2011
Assets
Current Assets:
Cash and cash equivalents	$844	$1,229
Accounts receivable, less allowance for doubtful accounts of $62 and $56, respectively	1,711	1,547
Inventories	634	539
Prepaid expenses and other current assets	850	666
Deferred income taxes	295	301
Assets of discontinued operations	—	13,960

Total current assets	4,334	18,242
Property, plant and equipment, net	1,670	1,609
Goodwill	4,377	4,238
Intangible assets, net	780	745
Other assets	1,204	1,868

Total Assets	$12,365	$26,702

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$10	$1
Accounts payable	897	782
Accrued and other current liabilities	1,788	1,794
Deferred revenue	402	377
Liabilities of discontinued operations	—	2,702

Total current liabilities	3,097	5,656
Long-term debt	1,481	4,105
Deferred revenue	424	443
Other liabilities	2,341	2,251

Total Liabilities	7,343	12,455

Commitments and contingencies (see Note 14)
Redeemable noncontrolling interest	12	—
Redeemable noncontrolling interest of discontinued operations	—	93

Tyco Shareholders' Equity:
Common shares, CHF 6.70 par value, 825,222,070 shares authorized, 486,363,050 shares issued as of September 28, 2012; CHF 6.70 par value, 825,222,070 shares authorized, 486,414,669 shares issued as of September 30, 2011	2,792	2,792
Common shares held in treasury, 24,174,397 and 21,790,502 shares, as of September 28, 2012 and September 30, 2011, respectively	(1,094)	(951)
Contributed surplus	1,763	10,717
Accumulated earnings	2,499	2,027
Accumulated other comprehensive loss	(966)	(436)

Total Tyco Shareholders' Equity	4,994	14,149
Nonredeemable noncontrolling interest	16	5

Total Equity	5,010	14,154

Total Liabilities, Redeemable Noncontrolling Interest and Equity	$12,365	$26,702

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended September 28, 2012, September 30, 2011 and September 24, 2010

(in millions)

	Number of Common Shares	Common Shares at Par Value (see Note 16)	Treasury Shares	Contributed Surplus	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Total Tyco Shareholders' Equity	Non- redeemable Non- controlling Interest	Total Equity
Balance as of September 25, 2009	474	$3,122	$(214)	$10,940	$(835)	$(87)	$12,926	$13	$12,939
Comprehensive income:
Net income					1,130		1,130	7	1,137
Currency translation, net of income tax benefit of $7 million						(202)	(202)		(202)
Retirement plans, net of income tax benefit of $14 million						(33)	(33)		(33)

Total comprehensive income							895	7	902
Dividends declared (see Note 16)		(415)					(415)		(415)
Issuance of shares in connection with the acquisition of Brinks Home Security Inc. (see Note 5)	35	241	2	1,119			1,362		1,362
Replacement of share based equity awards issued in connection with the acquisition of Brinks Home Security Inc.				27			27		27
Shares issued from treasury for vesting of share based equity awards	3		136	(87)			49		49
Repurchase of common shares	(24)		(900)				(900)		(900)
Compensation expense				122			122		122
Other							—	(3)	(3)

Balance as of September 24, 2010	488	$2,948	$(976)	$12,121	$295	$(322)	$14,066	$17	$14,083

Comprehensive income:
Net income					1,719		1,719	1	1,720
Deconsolidation of variable interest entity due to adoption of an accounting standard							—	(11)	(11)
Currency translation						(143)	(143)		(143)
Unrealized loss on marketable securities and derivative instruments, net of income tax expense of $2 million						(4)	(4)		(4)
Retirement plans, net of income tax benefit of $12 million						33	33		33

Total comprehensive income							1,605	(10)	1,595
Cancellation of treasury shares		(160)	1,075	(915)			—		—
Dividends declared (see Note 16)		4		(466)			(462)		(462)
Shares issued from treasury for vesting of share based equity awards	7		257	(133)			124		124
Repurchase of common shares	(30)		(1,300)				(1,300)		(1,300)
Compensation expense				110			110		110
Other			(7)		13		6	(2)	4

Balance as of September 30, 2011	465	$2,792	$(951)	$10,717	$2,027	$(436)	$14,149	$5	$14,154

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

Years Ended September 28, 2012, September 30, 2011 and September 24, 2010

(in millions)

	Number of Common Shares	Common Shares at Par Value (see Note 16)	Treasury Shares	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Tyco Shareholders' Equity	Non- redeemable Non- controlling Interest	Total Equity
Balance as of September 30, 2011	465	$2,792	$(951)	$10,717	$2,027	$(436)	$14,149	$5	$14,154
Comprehensive income:
Net income					472		472	(1)	471
Currency translation, net of income tax expense of $1 million						93	93		93
Unrealized gain on marketable securities and derivative instruments, net of income tax benefit of $1 million						—	—		—
Retirement plans, net of income tax benefit of $42 million						(163)	(163)		(163)

Total comprehensive income							402	(1)	401
Dividends declared (See Note 16)				(368)			(368)		(368)
Shares issued from treasury for vesting of share based equity awards	9		382	(156)			226		226
Repurchase of common shares	(11)		(500)				(500)		(500)
Compensation expense				140			140		140
Noncontrolling interest related to acquisitions (See Note 5)							—	13	13
Distribution of Tyco Flow Control and ADT				(8,570)		(460)	(9,030)		(9,030)
Other	(1)		(25)				(25)	(1)	(26)

Balance as of September 28, 2012	462	$2,792	$(1,094)	$1,763	$2,499	$(966)	$4,994	$16	$5,010

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 28, 2012, September 30, 2011 and September 24, 2010

(in millions)

	2012	2011	2010
Cash Flows From Operating Activities:
Net income attributable to Tyco common shareholders	$472	$1,719	$1,130
Noncontrolling interest in subsidiaries net (loss)/income	(1)	1	7
Income from discontinued operations, net of income taxes	(804)	(1,102)	(835)

(Loss) income from continuing operations	(333)	618	302
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	418	421	449
Non-cash compensation expense	113	89	99
Deferred income taxes	373	(10)	123
Provision for losses on accounts receivable and inventory	55	32	62
Loss on the retirement of debt	453	—	87
Non-cash restructuring and asset impairment charges (income), net	25	4	(4)
Loss (gain) on divestitures	14	(224)	(39)
Loss (gains) on investments	11	—	(9)
Debt and refinancing cost amortization	9	12	18
Other non-cash items	52	67	22
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(128)	(47)	(17)
Contracts in progress	(46)	(39)	(1)
Inventories	(72)	(42)	(127)
Prepaid expenses and other current assets	(86)	16	63
Accounts payable	59	(33)	81
Accrued and other liabilities	(80)	(216)	35
Deferred revenue	(1)	(24)	(29)
Income taxes, net	(172)	23	(268)
Other	37	14	24

Net cash provided by operating activities	701	661	871

Net cash provided by discontinued operating activities	1,885	1,767	1,786

Cash Flows From Investing Activities:
Capital expenditures	(406)	(371)	(351)
Proceeds from disposal of assets	8	6	20
Acquisition of businesses, net of cash acquired	(217)	(353)	(48)
Acquisition of dealer generated customer accounts and bulk account purchases	(28)	(33)	(27)
Divestiture of businesses, net of cash divested	(5)	709	12
Decrease in investments	41	26	58
(Increase) decrease in restricted cash	(2)	(8)	7
Other	27	(37)	(14)

Net cash used in investing activities	(582)	(61)	(343)

Net cash used in discontinued investing activities	(1,204)	(1,005)	(1,444)

Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	2,008	805	—
Repayment of short-term debt	(2,009)	(1,337)	(175)
Proceeds from issuance of long-term debt	19	497	1,001
Repayment of long-term debt	(3,040)	(1)	(962)
Proceeds from exercise of share options	226	124	49
Dividends paid	(461)	(458)	(416)
Repurchase of common shares by treasury	(500)	(1,300)	(900)
Transfer from discontinued operations	3,274	726	326
Other	(25)	6	15

Net cash used in financing activities	(508)	(938)	(1,062)

Net cash used in discontinued financing activities	(251)	(793)	(394)

Effect of currency translation on cash	4	(4)	—

Effect of currency translation on cash related to discontinued operations	4	(2)	7

Net increase (decrease) in cash and cash equivalents	49	(375)	(579)
Net (increase) decrease in cash and cash equivalents related to discontinued operations	(434)	33	45
Decrease in cash and cash equivalents from deconsolidation of variable interest entity	—	(10)	—
Cash and cash equivalents at beginning of period	1,229	1,581	2,115

Cash and cash equivalents at end of period	$844	$1,229	$1,581

Supplementary Cash Flow Information:
Interest paid	$222	$225	$265
Income taxes paid, net of refunds	147	121	127

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

        Basis of Presentation—The Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd., a corporation organized under the laws of Switzerland, and its subsidiaries (Tyco and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Tyco"). The financial statements have been prepared in United States dollars ("USD") and in accordance with generally accepted accounting principles in the United States ("GAAP"). Certain information described under article 663-663h of the Swiss Code of Obligations has been presented in the Company's Swiss statutory financial statements for the year ended September 28, 2012. Unless otherwise indicated, references to 2012, 2011 and 2010 are to Tyco's fiscal years ending September 28, 2012, September 30, 2011 and September 24, 2010, respectively.

        Effective September 28, 2012, Tyco completed the spin-offs of The ADT Corporation ("ADT") and Pentair Ltd. (formerly known as Tyco Flow Control International Ltd. ("Tyco Flow Control")), formerly the North American residential security and flow control businesses of Tyco, respectively, into separate, publicly traded companies in the form of a distribution to Tyco shareholders. Immediately following the spin-off, Pentair, Inc. was merged with a subsidiary of Tyco Flow Control in a tax-free, all-stock merger (the "Merger"), with Pentair Ltd. ("Pentair") succeeding Pentair Inc. as an independent publicly traded company. The distribution was made on September 28, 2012, to Tyco shareholders of record on September 17, 2012. Each Tyco shareholder received 0.50 of a common share of ADT and approximately 0.24 of a common share of Pentair for each Tyco common share held on the record date. The distribution was structured to be tax-free to Tyco shareholders except to the extent of cash received in lieu of fractional shares. The distributions, the Merger and related transactions are collectively referred to herein as the "2012 Separation". As a result of the distribution, the operations of Tyco's former flow control and North American residential security businesses are now classified as discontinued operations in all periods presented.

        After giving effect to the 2012 Separation, the Company operates and reports financial and operating information in the following three segments: North America Systems Installation & Services ("NA Installation & Services"), Rest of World Systems Installation & Services ("ROW Installation & Services") and Global Products. The Company also provides general corporate services to its segments which is reported as a fourth, non-operating segment, Corporate and Other.

        Effective June 29, 2007, Tyco completed the spin-offs of Covidien and TE Connectivity, formerly the Healthcare and Electronics businesses of Tyco, respectively, into separate, publicly traded companies (the "2007 Separation") in the form of a tax-free distribution to Tyco shareholders.

        Principles of Consolidation—Tyco conducts business through its operating subsidiaries. The Company consolidates companies in which it owns or controls more than fifty percent of the voting shares or has the ability to control through similar rights. Also, the Company consolidates variable interest entities ("VIE") in which the Company has the power to direct the significant activities of the entity and the obligation to absorb losses or receive benefits from the entity that may be significant. The VIEs which the Company consolidates, individually or in the aggregate, did not have a material impact on the Company's financial position, results of operations or cash flows. All intercompany transactions have been eliminated. The results of companies acquired or disposed of during the year are included in the Consolidated Financial Statements from the effective date of acquisition or up to the date of disposal.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        The Company has a 52 or 53-week fiscal year that ends on the last Friday in September. Fiscal 2012 and 2010 were 52 week years which ended on September 28, 2012 and September 24, 2010, respectively. Fiscal 2011 was a 53-week year which ended on September 30, 2011.

        Use of Estimates—The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenues and expenses. Significant estimates in these Consolidated Financial Statements include restructuring charges, allowances for doubtful accounts receivable, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, loss contingencies (including legal, environmental and asbestos reserves), insurance reserves, net realizable value of inventories, fair values of financial instruments, estimated contract revenue and related costs, income taxes and tax valuation allowances, and pension and postretirement employee benefit liabilities and expenses. Actual results could differ materially from these estimates.

        Revenue Recognition—The Company recognizes revenue principally on four types of transactions—sales of products, security systems, monitoring and maintenance services, and contract sales, including the installation of fire and security systems and other construction-related projects.

        Revenue from the sales of products is recognized at the time title and risks and rewards of ownership pass. This is generally when the products reach the free-on-board shipping point, the sales price is fixed and determinable and collection is reasonably assured.

        Provisions for certain rebates, sales incentives, trade promotions, product returns and discounts to customers are accounted for as reductions in determining net revenue in the same period the related sales are recorded. These provisions are based on terms of arrangements with direct, indirect and other market participants. Rebates are estimated based on sales terms, historical experience and trend analysis.

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

        The Company recorded retainage receivables of $49 million and $52 million as of September 28, 2012 and September 30, 2011, respectively, of which $41 million and $44 million were unbilled, respectively. The retainage provisions consist primarily of fire protection contracts which become due upon contract completion and acceptance. The Company expects approximately $38 million to be collected during fiscal 2013, which are reflected within accounts receivable on the Consolidated Balance Sheet as of September 28, 2012.

        Research and Development—Research and development expenditures are expensed when incurred and are included in cost of product sales, which amounted to $145 million, $129 million and $113 million for 2012, 2011 and 2010, respectively, related to new product development. Research and development expenses include salaries, direct costs incurred and building and overhead expenses.

        Advertising—Advertising costs are expensed when incurred and are included in selling, general and administrative expenses, which amounted to $39 million, $46 million and $45 million for 2012, 2011 and 2010, respectively.

        Acquisition Costs—Costs incurred to acquire new businesses, new product lines or similar assets are expensed when incurred and are included in selling, general and administrative expenses. See Note 5.

        Translation of Foreign Currency—For the Company's non-U.S. subsidiaries that account in a functional currency other than U.S. dollars, assets and liabilities are translated into U.S. dollars using period-end exchange rates. Revenue and expenses are translated at the average exchange rates in effect during the period. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive loss in Tyco's shareholders' equity.

        Gains and losses resulting from foreign currency transactions and the impact of foreign currency derivatives related to operating activities are reflected in selling, general and administrative expenses. Through April 2011, the company declared its dividends in Swiss francs. Any foreign exchange gains or losses arising from such were reflected in other expense, net in the Company's Consolidated Statement of Operations. Beginning in May 2011, the Company began making dividend payments out of contributed surplus in U.S. dollars.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        Cash and Cash Equivalents—All highly liquid investments with original maturities of three months or less from the time of purchase are considered to be cash equivalents.

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

        Property, Plant and Equipment, Net—Property, Plant and Equipment, net is recorded at cost less accumulated depreciation. Depreciation expense for 2012, 2011 and 2010 was $316 million, $323 million and $354 million, respectively. Maintenance and repair expenditures are charged to expense when incurred. Except for pooled subscriber systems, depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and related improvements	Up to 50 years
Leasehold improvements	Lesser of remaining term of the lease or economic useful life
Subscriber systems	Accelerated method up to 15 years
Other machinery, equipment and furniture and fixtures	Up to 21 years

        See below for discussion of depreciation method and estimated useful lives related to subscriber systems.

        Subscriber System Assets and Related Deferred Revenue Accounts—The Company considers assets related to the acquisition of new customers in its electronic security business in three asset categories: internally generated residential subscriber systems outside of North America, internally generated commercial subscriber systems (collectively referred to as subscriber system assets) and customer accounts acquired through the ADT dealer program, primarily outside of North America (referred to as dealer intangibles). Subscriber system assets include installed property, plant and equipment for which Tyco retains ownership and deferred costs directly related to the customer acquisition and system installation. Subscriber system assets represent capitalized equipment (e.g. security control panels, touchpad, motion detectors, window sensors, and other equipment) and installation costs associated with electronic security monitoring arrangements under which the Company retains ownership of the security system assets in a customer's place of business or, outside of North America, residence. Installation costs represent costs incurred to prepare the asset for its intended use. The Company pays property taxes on the subscriber system assets and upon customer termination, may retrieve such assets. These assets embody a probable future economic benefit as they generate future monitoring revenue for the Company.

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

        Subscriber system assets and any deferred revenue resulting from the customer acquisition are accounted for over the expected life of the subscriber. In certain geographical areas where the Company has a large number of customers that behave in a similar manner over time, the Company accounts for subscriber system assets and related deferred revenue using pools, with separate pools for the components of subscriber system assets and any related deferred revenue based on the same month and year of acquisition. The Company depreciates its pooled subscriber system assets and related deferred revenue using an accelerated method with lives up to 15 years. The accelerated method utilizes declining balance rates based on geographical area ranging from 135% to 360% for commercial subscriber pools and dealer intangibles and converts to a straight-line methodology when the resulting depreciation charge is greater than that from the accelerated method. The Company uses a straight-line method with a 14-year life for non-pooled subscriber system assets (primarily in Europe Latin America and Asia) and related deferred revenue, with remaining balances written off upon customer termination.

        Certain contracts and related customer relationships result from purchasing residential security monitoring contracts from an external network of independent dealers who operate under the ADT dealer program, primarily outside of North America. Acquired contracts and related customer relationships are recorded at their contractually determined purchase price.

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

        The estimated useful life of dealer intangibles ranges from 12 to 15 years. The Company amortizes dealer intangible assets on an accelerated basis.

        Other Amortizable Intangible Assets, Net—Intangible assets primarily include contracts and related customer relationships (dealer accounts discussed above) and intellectual property.

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

        Long-Lived Asset Impairments—The Company reviews long-lived assets, including property, plant and equipment and amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Tyco performs undiscounted operating cash flow analyses to determine if impairment exists. For purposes of recognition and measurement of an impairment for assets held for use, Tyco groups assets and

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

liabilities at the lowest level for which cash flows are separately identified. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

        Goodwill and Indefinite-Lived Intangible Asset Impairments—Goodwill and indefinite-lived intangible assets are assessed for impairment annually and more frequently if triggering events occur (see Note 9). The Company performed its annual impairment tests for goodwill and indefinite-lived intangible assets on the first day of the fourth quarter of 2012. In performing these assessments, management relies on various factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable transactions and other market data. There are inherent uncertainties related to these factors which require judgment in applying them to the analysis of goodwill and indefinite-lived intangible assets for impairment.

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

        Indefinite-lived intangible assets consisting primarily of trade names and franchise rights are tested for impairment using either a relief from royalty method or excess earnings method, respectively.

        Investments—The Company invests in debt and equity securities. Long-term investments in marketable equity securities that represent less than twenty percent ownership are marked to market at the end of each accounting period. Unrealized gains and losses are credited or charged to accumulated other comprehensive loss within Tyco shareholders' equity for available for sale securities unless an unrealized loss is deemed to be other than temporary, in which case such loss is charged to earnings. Management determines the proper classification of investments in debt obligations with fixed maturities and equity securities for which there is a readily determinable market value at the time of purchase and reevaluates such classifications as of each balance sheet date. Realized gains and losses on sales of investments are included in the Consolidated Statements of Operations.

        Other equity investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. Each reporting period, the Company evaluates the carrying value of its investments accounted for under the cost method of accounting, such that they are recorded at the

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

lower of cost or estimated net realizable value. For equity investments in which the Company exerts significant influence over operating and financial policies but does not control, the equity method of accounting is used. The Company's share of net income or losses of equity investments is included in the Consolidated Statements of Operations.

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

        Environmental Costs—The Company is subject to laws and regulations relating to protecting the environment. Tyco provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated.

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

        Asbestos-Related Contingencies and Insurance Receivables—The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. Annually, during the Company's third quarter, the Company performs an analysis with the assistance of outside counsel and other experts to update its estimated asbestos-related assets and liabilities. In addition, on a quarterly basis, the Company re-evaluates the assumptions used to perform the annual analysis and records an expense as necessary to reflect changes in its estimated liability and related insurance asset. The Company's estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made in the future during a defined period of time (the look-forward period). As part of the Company's annual valuation process in the third quarter of fiscal 2012, the Company utilized a look-back period of three years and a look-forward period of fifteen years, except for claims made against a non-operating subsidiary that the Company is pursuing alternatives for, including a negotiated settlement with representatives of all current and future asbestos claimants against such subsidiary. See Note 14.

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

        Insurable Liabilities—The Company records liabilities for its workers' compensation, product, general and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. Certain insurable liabilities are discounted using a risk-free rate of return when the pattern and timing of the future obligation is reliably determinable. The impact of the discount on the Consolidated Balance Sheets as of September 28, 2012 and September 30, 2011 was to reduce the obligation by $15 million and $16 million, respectively. The Company records receivables from third party insurers when recovery has been determined to be probable. The Company maintains a captive insurance company to manage certain of its insurable liabilities. The captive insurance company holds certain investments in an escrow account for the purpose of providing collateral for the Company's insurable liabilities. See Note 13.

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

        All derivative financial instruments are reported on the Consolidated Balance Sheets at fair value. Derivatives used to economically hedge foreign currency denominated balance sheet items related to operating activities are reported in selling, general and administrative expenses along with offsetting transaction gains and losses on the items being hedged. Derivatives used to economically hedge dividends declared in Swiss francs through April of 2011 are reported in the Company's Consolidated Statements of Operations as part of other expense, net along with offsetting transaction gains and losses on the items being hedged. Beginning in May of 2011, the Company no longer declared dividends in Swiss francs. Derivatives used to manage the exposure to changes in interest rates are reported in interest expense along with offsetting transaction gains and losses on the items being hedged. Gains and losses on net investment hedges are included in the cumulative translation adjustment component of accumulated other comprehensive loss to the extent they are effective. Gains and losses on derivatives designated as cash flow hedges are recorded in accumulated other comprehensive loss and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The Company classifies cash flows associated with the settlement of derivatives consistent with the nature of the transaction being hedged. The ineffective portion of all hedges, if any, is recognized currently in earnings as noted above. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. The Company did not have any cash flow hedges during 2012. In addition, the Company did not have any interest rate swaps, commodity swaps or net investment hedge outstanding as of September 28, 2012.

        Redeemable Noncontrolling Interests—Noncontrolling interest with redemption features, such as put options, that are not solely within the Company's control are considered redeemable noncontrolling

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

interests. The Company accretes changes in the redemption value through noncontrolling interest in subsidiaries net income attributable to the noncontrolling interest over the period from the date of issuance to the earliest redemption date. Redeemable noncontrolling interest is considered to be temporary equity and is therefore reported in the mezzanine section between liabilities and equity on the Company's Consolidated Balance Sheet at the greater of the initial carrying amount increased or decreased for the noncontrolling interest's share of net income or loss or its redemption value.

        Reclassifications—As a result of the 2012 Separation, the operations and assets, liabilities and redeemable noncontrolling interest of the Company's former flow control and North American residential security businesses have been classified as discontinued operations in all periods presented. Furthermore, beginning in the fourth quarter of fiscal 2012, the Company realigned its management and segment reporting structure, and accordingly, prior period segment amounts have been recast to conform to the current period presentation. See Note 19.

        During the fourth quarter of fiscal 2012, the Company recorded its proportionate share of the net loss of Atkore International Group Inc. ("Atkore") within equity (loss) income in earnings of unconsolidated subsidiaries in the Company's Consolidated Statement of Operations. In previous periods, the Company reflected its proportionate share of Atkore's net loss within other expense, net in the Company's Consolidated Statement of Operations as such amounts were not material. The Company's equity loss of $26 million, $12 million and nil for fiscal 2012, 2011 and 2010, respectively, have been reclassified to conform to the current year presentation.

        Recently Adopted Accounting Pronouncements—In September 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which expanded and enhanced the existing disclosure requirements related to multi-employer pension and other postretirement benefit plans. The amendments require additional quantitative and qualitative disclosures to provide more detailed information regarding these plans including: the significant multi-employer plans in which the Company participates, the level of the Company's participation and contributions with respect to such plans, the financial health of such plans and an indication of funded status. These disclosures are intended to provide users of financial statements with a better understanding of the employer's involvement in multi-employer benefit plans. The disclosure provisions of the guidance were adopted concurrent with the pension disclosures associated with the Company's annual valuation process during the fourth quarter of fiscal 2012. The Company concluded its participation in any individual multi-employer plan was not significant.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        In September 2011, the FASB issued authoritative guidance which amends the process of testing goodwill for impairment. Additionally, in July 2012, the FASB issued authoritative guidance which similarly amends the process of testing indefinite-lived intangible assets for impairment. The guidance permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (defined as having a likelihood of more than fifty percent) that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the traditional two step goodwill impairment test is unnecessary. If an entity concludes otherwise, it would be required to perform the first step of the two step goodwill impairment test. If the carrying amount of the reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test. If an entity determines it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the entity is not required to take further action. If an entity concludes otherwise, it would be required to perform a quantitative impairment test by calculating the fair value of the asset and comparing it with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, then the entity shall recognize an impairment loss in an amount equal to that excess. However, an entity has the option to bypass the qualitative assessment in any period and proceed directly to the quantitative assessment. The guidance is effective for Tyco for interim and annual impairment testing beginning in the first quarter of fiscal 2013.

2. 2012 Separation Transaction

        As discussed in Note 1, the Company completed the spin-offs of ADT and Tyco Flow Control, formerly the North American residential security and flow control businesses of Tyco, respectively, into separate, publicly traded companies in the form of a distribution to Tyco shareholders.

        During fiscal 2012, the Company incurred pre-tax charges of $839 million in connection with activities taken to complete and effectuate the 2012 Separation and to create the revised organizational structure of the Company ("Separation Charges"). The Company has presented $561 million and $278 million of pre-tax charges within income from continuing operations and income from discontinued operations, respectively. The amounts presented within discontinued operations are costs directly related to the 2012 Separation that are not expected to provide a future benefit to the Company. The components of the Separation Charges incurred within continuing operations and discontinued operations consisted of the following ($ in millions):

	For the Year Ended September 28, 2012
	Continuing Operations	Discontinued Operations	Total
Loss on extinguishment of debt (See Note 11)	$453	$—	$453
Professional fees	—	191	191
Non-cash impairment charges	23	—	23
Information technology related costs	—	30	30
Employee compensation costs	74	17	91
Interest expense	—	3	3
Other costs	11	37	48

Total Pre-Tax Separation Charges	561	278	839
Tax-related separation charges	266	(2)	264
Tax benefit on Pre-Tax Separation Charges	(5)	(5)	(10)

Total Separation Charges, net of tax benefit	$822	$271	$1,093

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. 2012 Separation Transaction (Continued)

        During fiscal 2011, the Company incurred $24 million of Separation Charges primarily related to professional fees, which have been presented in income from discontinued operations in the Consolidated Statement of Operations.

        Separation Charges were classified in continuing operations within the Company's Consolidated Statement of Operations as follows ($ in millions):

For the Year Ended September 28, 2012
Selling, general and administrative expenses ("SG&A")	$4
Separation costs	71
Restructuring, asset impairments and divestiture charges (gains), net	33
Other expense, net (See Note 6)	453

Total	$561

3. Divestitures

        The Company has continued to assess the strategic fit of its various businesses and has pursued the divestiture of certain businesses which do not align with its long-term strategy.

Fiscal 2012

        On September 28, 2012, Tyco completed the 2012 Separation and has presented its former North American residential security and flow control businesses as discontinued operations in all periods presented.

        The Company has used available information to develop its best estimates for certain assets and liabilities related to the 2012 Separation. In limited instances, final determination of the balances will be made in subsequent periods, such as in the case of working capital and the cash adjustments specified in the separation and distribution agreements entered among the parties, and when final income tax returns are filed in certain jurisdictions where those returns include a combination of Tyco, ADT and/or Tyco Flow Control legal entities. These adjustments are not expected to be material and will be recorded through Tyco shareholder's equity in subsequent periods when finally determined.

        Additionally, the year ended September 28, 2012 included $21 million of income tax expense associated with pre-2007 Separation tax liabilities, which was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statements of Operations. During the year ended September 28, 2012, the Company was reimbursed $8 million pursuant to a tax sharing agreement (the "2007 Tax Sharing Agreement") entered into in conjunction with the 2007 Separation, which has been recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statements of Operations. See Note 7.

Fiscal 2011

        On November 9, 2010, the Company announced that it entered into an investment agreement (the "Agreement") to sell a majority interest in its Electrical and Metal Products business to an affiliate of the private equity firm Clayton, Dubilier & Rice, LLC ("CD&R"). The Company formed a newly

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Divestitures (Continued)

incorporated holding company, Atkore, to hold the Company's Electrical and Metal Products business. On December 22, 2010, the transaction closed and CD&R acquired shares of a newly-created class of cumulative convertible preferred stock of Atkore (the "Preferred Stock"). The Preferred Stock initially represented 51% of the outstanding capital stock (on an as-converted basis) of Atkore. In connection with the closing, the Company received cash proceeds of approximately $713 million and recorded a gain of $259 million, which included $33 million of cumulative translation gain, during the first quarter of fiscal 2011. During the year ended September 30, 2011, the Company recorded net working capital adjustments of $11 million that reduced the gain on disposal. The gain on disposal is recorded within restructuring, asset impairment and divestiture charges (gains), net in the Company's Consolidated Statements of Operations.

        In accordance with the terms and conditions of the Agreement, CD&R is entitled to a quarterly dividend which is payable in cash or in shares of Preferred Stock, at the discretion of Atkore. Since the closing of the transaction, Atkore has elected to pay CD&R's quarterly dividend in shares of Preferred Stock, which has diluted the Company's ownership in Atkore. As of September 28, 2012, the Company's ownership percentage was approximately 45%. Tyco's retained ownership interest in Atkore is accounted for under the equity method of accounting and is recorded in other assets in the Company's Consolidated Balance Sheet. As of September 28, 2012 and September 30, 2011 such interest was $92 million and $118 million, respectively. The Company's proportionate share of Atkore's net loss is recorded within equity (loss) income in earnings of unconsolidated subsidiaries in the Company's Consolidated Statement of Operations. The Company recorded equity losses of $26 million, $12 million and nil for the years ended September 28, 2012, September 30, 2011 and September 24, 2010, respectively.

Fiscal 2010

        During the fourth quarter of 2009, the Company approved a plan to sell its French security business, which was part of the Company's ROW Installation & Services segment. The results of operations were presented in continuing operations as the criteria for discontinued operations had not been met. During the second quarter of 2010, the Company completed the sale and recorded a $53 million pre-tax gain within restructuring, asset impairment and divestiture charges (gains), net in the Company's Consolidated Statements of Operations.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Divestitures (Continued)

Discontinued Operations

        Net revenue, pre-tax income from discontinued operations, pre-tax separation charges included within discontinued operations, pre-tax income (loss) on sale of discontinued operations, income tax expense and income from discontinued operations, net of income taxes are as follows ($ in millions):

	For the Years Ended
	September 28, 2012	September 30, 2011	September 24, 2010
Net revenue	$7,148	$6,752	$6,285

Pre-tax income from discontinued operations	$1,208	$1,145	$1,011
Pre-tax separation charges included within discontinued operations (See Note 2)	(278)	(24)	—
Pre-tax income (loss) on sale of discontinued operations	4	170	(5)
Income tax expense	(130)	(189)	(171)

Income from discontinued operations, net of income taxes	$804	$1,102	$835

        There were no material pending divestitures as of September 28, 2012. Total assets and total liabilities and redeemable noncontrolling interest of discontinued operations as of September 30, 2011 were as follows ($ in millions):

As of September 30, 2011
Cash and cash equivalents	$161
Accounts receivables, net	809
Inventories	805
Prepaid expenses and other current assets	303
Property, plant and equipment, net	2,443
Goodwill and intangible assets, net	8,644
Other assets	795

Total assets	$13,960

Current maturities of long-term debt	$1
Accounts payable	453
Accrued and other current liabilities	879
Long-term debt	41
Other liabilities	1,328

Total liabilities	$2,702

Redeemable noncontrolling interest	$93

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Divestitures (Continued)

Other Matters

        The Company has used available information to develop its best estimates for certain assets and liabilities related to the 2007 Separation. In limited instances, final determination of the balances will be made in subsequent periods. There were nil, $13 million and nil of adjustments recorded through Tyco shareholders' equity during the years ended September 28, 2012, September 30, 2011 and September 24, 2010, respectively. Adjustments in the future for the impact of filing final income tax returns in certain jurisdictions where those returns include a combination of Tyco, Covidien and/or TE Connectivity legal entities and for certain amended income tax returns for the periods prior to the 2007 Separation may be recorded to either Tyco shareholders' equity or the Consolidated Statement of Operations depending on the specific item giving rise to the adjustment.

Divestiture Charges (Gains), Net

        During 2012, 2011 and 2010, the Company recorded a net loss of $14 million, and net gains of $224 million and $39 million, respectively, in restructuring, asset impairment and divestiture charges (gains), net in the Company's Consolidated Statements of Operations in connection with the divestiture and write-down to fair value less cost to sell of certain businesses that did not meet the criteria for discontinued operations. The net gain for the year ended September 30, 2011 includes a gain of $248 million, net of working capital adjustments, recognized in conjunction with the sale of a majority interest in the Company's Electrical and Metal Products business, as discussed above. The net gain for the year ended September 24, 2010 includes the $53 million gain recognized upon the sale of the Company's French security business, as discussed above.

4. Restructuring and Asset Impairment Charges, Net

        During fiscal 2012, the Company identified and pursued opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across the Company's businesses. The Company expects to incur restructuring and restructuring related charges of approximately $50 million in fiscal 2013.

        The Company recorded restructuring and asset impairment charges by action and Consolidated Statement of Operations classification as follows ($ in millions):

	For the Years Ended
	September 28, 2012	September 30, 2011	September 24, 2010
2012 actions	$94	$—	$—
2011 actions	4	68	—
2009 and prior actions	6	10	103

Total restructuring and asset impairment charges, net	$104	$78	$103

Charges reflected in cost of sales	—	2	7
Charges reflected in SG&A	—	1	2
Charges reflected in restructuring, asset impairments and divestiture charges (gains), net	$104	$75	$94

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Restructuring and Asset Impairment Charges, Net (Continued)

2012 Actions

        Restructuring and asset impairment charges, net, during the year ended September 28, 2012 related to the 2012 actions are as follows ($ in millions):

	For the Year Ended September 28, 2012
	Employee Severance and Benefits(1)	Facility Exit and Other Charges(2)	Total
NA Installation & Services	$10	$34	$44
ROW Installation & Services	22	5	27
Global Products	7	3	10
Corporate and Other	9	4	13

Total	$48	$46	$94

(1)
Includes $6 million of charges for the year ended September 28, 2012 related to the 2012 Separation recorded by Corporate and Other.

(2)
Includes $20 million, $1 million and $2 million of asset impairment charges recorded by NA Installation & Services, ROW Installation & Services and Global Products, respectively, for the year ended September 28, 2012 related to the 2012 Separation. Includes $4 million of other restructuring charges recorded by Corporate and Other for the year ended September 28, 2012 related to the 2012 Separation.

        The rollforward of the reserves from September 30, 2011 to September 28, 2012 is as follows ($ in millions):

Balance as of September 30, 2011	$—
Charges	66
Reversals	(1)
Utilization	(25)
Currency translation	(2)

Balance as of September 28, 2012	$38

        Restructuring reserves for businesses that are included within liabilities of discontinued operations on the Consolidated Balance Sheets are excluded from the table above. See Note 3.

2011 Actions

        During fiscal 2011, the Company identified and pursued opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across the Company's business ("2011 Actions").

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Restructuring and Asset Impairment Charges, Net (Continued)

        Restructuring and asset impairment charges, net, during the years ended September 28, 2012 and September 30, 2011 are as follows ($ in millions):

	For the Year Ended September 28, 2012
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
ROW Installation & Services	3	1	4
Corporate and Other	(1)	1	—

Total	$2	$2	$4

	For the Year Ended September 30, 2011
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Charges Reflected in SG&A	Total
NA Installation & Services	$1	$2	$—	$—	$3
ROW Installation & Services	43	3	2	1	49
Global Products	4	—	—	—	4
Corporate and Other	6	6	—	—	12

Total	$54	$11	$2	$1	$68

        Restructuring and asset impairment charges, net, incurred cumulative to date from initiation of the 2011 actions are as follows ($ in millions):

	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in Cost of Sales	Charges Reflected in SG&A	Total
NA Installation & Services	$1	$2	$—	$—	$3
ROW Installation & Services	46	4	2	1	53
Global Products	4	—	—	—	4
Corporate and Other	5	7	—	—	12

Total	$56	$13	$2	$1	$72

        The rollforward of the reserves from September 30, 2011 to September 28, 2012 is as follows ($ in millions):

Balance as of September 30, 2011	$45
Charges	9
Reversals	(5)
Utilization	(32)

Balance as of September 28, 2012	$17

        Restructuring reserves for businesses that are included within liabilities of discontinued operations on the Consolidated Balance Sheets are excluded from the table above. See Note 3.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Restructuring and Asset Impairment Charges, Net (Continued)

2009 and prior actions

        The Company continues to maintain restructuring reserves related to actions initiated prior to fiscal 2011. The total amount of these reserves were $48 million and $69 million as of September 28, 2012 and September 30, 2011, respectively. The Company incurred $6 million, $10 million and $103 million of restructuring charges for the years ended September 28, 2012, September 30, 2011 and September 24, 2010, respectively, related to 2009 and prior actions. The aggregate remaining reserves primarily relate to facility exit costs for long-term non-cancelable lease obligations primarily within the Company's ROW Installation & Services segment.

        The rollforward of the reserves from September 30, 2011 to September 28, 2012 is as follows ($ in millions):

Balance as of September 30, 2011	$69
Charges	10
Reversals	(4)
Utilization	(32)
Transfers	7
Currency translation	(2)

Balance as of September 28, 2012	$48

        Restructuring reserves for businesses that are included within liabilities of discontinued operations on the Consolidated Balance Sheets are excluded from the table above. See Note 3.

Total Restructuring Reserves

        As of September 28, 2012 and September 30, 2011, restructuring reserves related to all actions were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	As of
	September 28, 2012	September 30, 2011
Accrued and other current liabilities	$84	$88
Other liabilities	19	26

Total	$103	$114

5. Acquisitions

Acquisitions

        During the year ended September 28, 2012, cash paid for acquisitions included in continuing operations totaled $217 million, net of cash acquired of $17 million, the most significant of which related to the acquisition of Visonic Ltd. ("Visonic") on December 6, 2011. Visonic is a global developer and manufacturer of electronic security systems and components. Cash paid for Visonic totaled approximately $94 million, net of cash acquired of $5 million by the Company's Global Products segment. The balance of the acquisitions for the year ended September 28, 2012, were included within the Company's NA and ROW Installation & Services and Global Products segments, none of which were material individually or in the aggregate.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

        The Company recorded redeemable noncontrolling interest of $12 million related to an acquisition in the second quarter of 2012. Net loss and adjustments related to changes in the redemption value were immaterial during the year ended September 28, 2012. The Company's redeemable noncontrolling interest balance was $12 million and nil as of September 28, 2012 and September 30, 2011, respectively.

        During the year ended September 30, 2011, cash paid for acquisitions included in continuing operations totaled $353 million, net of cash acquired of $3 million, which primarily related to the acquisitions of Oceania Capital Partners Limited's Signature Security Group ("Signature Security") and Chemguard Inc. ("Chemguard"). Signature Security is focused on providing electronic security to the small business and residential markets in Australia and New Zealand and was acquired on April 29, 2011. Cash paid for Signature Security totaled approximately $184 million, net of cash acquired of $2 million by the Company's ROW Installation & Services segment. On September 1, 2011, the Company's Global Products segment completed the acquisition of Chemguard for approximately $130 million in cash, net of cash acquired of $1 million. Chemguard is a provider of firefighting foam concentrates and equipment, foam systems, services and specialty chemicals.

        During the year ended September 24, 2010, cash paid for acquisitions included in continuing operations totaled $48 million, net of cash acquired of nil. The Company's former Electrical and Metal Products segment acquired certain assets of a business for $39 million, while the Company's ROW Installation & Services segment acquired a business for $9 million.

        On May 14, 2010, the Company's former North American residential security segment acquired all of the outstanding equity of Brink's Home Security Holdings, Inc. ("BHS" or "Broadview Security"), a publicly traded company that was formerly owned by The Brink's Company, in a cash-and-stock transaction valued at approximately $2.0 billion. Net cash paid for Broadview Security included in discontinued operations totaled $448 million, net of cash acquired of $137 million. Under the terms of the transaction, each outstanding share of BHS common stock was converted into the right to receive: (1) $13.15 in cash and 0.7562 Tyco common shares, for those shareholders who made an all-cash election, (2) 1.0951 Tyco common shares, for those shareholders who made an all stock election or (3) $12.75 in cash and 0.7666 Tyco common shares, for those shareholders who made a mixed cash/stock election or who failed to make an election. Tyco issued approximately 35 million shares resulting in stock consideration of approximately $1,362 million.

Acquisition and Integration Related Costs

        Acquisition and integration costs are expensed as incurred. During the years ended September 28, 2012, September 30, 2011 and September 24, 2010, the Company incurred acquisition and integration costs of $9 million, $5 million and nil, respectively. Such costs are recorded in selling, general and administrative expenses in the Company's Consolidated Statements of Operations.

6. Other Expense, Net

        Significant components of Other expense, net for 2012, 2011 and 2010 are as follows ($ in millions):

	2012	2011	2010
Loss on extinguishment of debt (see Note 11)	$(453)	$—	$(87)
2007 Tax Sharing Agreement (loss) gain (see Note 7)	(4)	(7)	8
Other	3	2	3

Total	$(454)	$(5)	$(76)

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes

        Significant components of the income tax provision for 2012, 2011 and 2010 are as follows ($ in millions):

	2012	2011	2010
Current:
United States:
Federal	$(4)	$(4)	$45
State	6	(2)	11
Non U.S.	172	144	92

Current income tax provision	$174	$138	$148
Deferred:
United States:
Federal	$(10)	$(17)	$(82)
State	(2)	(12)	(7)
Non U.S.	186	25	(76)

Deferred income tax provision	$174	$(4)	$(165)

	$348	$134	$(17)

        Non-U.S. income from continuing operations before income taxes was $198 million, $364 million and $97 million for 2012, 2011 and 2010, respectively.

        The reconciliation between U.S. federal income taxes at the statutory rate and the Company's provision for income taxes on continuing operations for the years ended September 28, 2012, September 30, 2011 and September 24, 2010 is as follows ($ in millions):

	2012	2011	2010
Notional U.S. federal income tax expense at the statutory rate	$15	$267	$100
Adjustments to reconcile to the income tax provision:
U.S. state income tax provision, net	6	10	14
Non U.S. net earnings(1)	4	(108)	(191)
Nondeductible charges	61	(18)	50
Valuation allowance	235	(3)	(20)
Other	27	(14)	30

Provision for income taxes	$348	$134	$(17)

(1)
Excludes nondeductible charges and other items which are broken out separately in the table.

        2012 Separation related charges associated with the early extinguishment of debt further increased a net operating loss carryforward in 2012, which the Company does not expect to realize in future periods. The valuation allowance on this loss carryforward is included in the Valuation allowance line of the table above.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

        Nondeductible charges during 2012 are primarily related to 2012 Separation costs incurred. Included in nondeductible charges during 2011 is an income tax benefit from favorable audit resolutions in multiple jurisdictions.

        Included in the Non-U.S. net earnings for 2010 is a $20 million tax benefit as a result of the Company's disposition of its French security business and a nonrecurring item generating a $30 million tax benefit.

        Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset as of September 28, 2012 and September 30, 2011 are as follows ($ in millions):

	2012	2011
Deferred tax assets:
Accrued liabilities and reserves	$56	$66
Tax loss and credit carryforwards	2,240	1,815
Postretirement benefits	261	257
Deferred revenue	138	138
Other	380	427

	3,075	2,703

Deferred tax liabilities:
Property, plant and equipment	(177)	(184)
Intangibles assets	(500)	(407)
Other	(101)	(145)

	(778)	(736)

Net deferred tax asset before valuation allowance	2,297	1,967
Valuation allowance	(1,826)	(1,149)

Net deferred tax asset	$471	$818

        The valuation allowance for deferred tax assets of $1,826 million and $1,149 million as of September 28, 2012 and September 30, 2011, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. Specifically, the valuation allowance as of September 28, 2012 includes separation related charges associated with the early extinguishment of debt which further increased a net operating loss carryforward which the Company does not expect to realize in future periods. The valuation allowance was calculated and recorded when the Company determined that it was more-likely-than-not that all or a portion of our deferred tax assets would not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on the Company's Consolidated Balance Sheets.

        As of September 28, 2012, the Company had $6,874 million of net operating loss carryforwards in certain non-U.S. jurisdictions. Of these, $6,462 million have no expiration, and the remaining $412 million will expire in future years through 2030. In the U.S., there were approximately $727 million of federal and $470 million of state net operating loss carryforwards as of September 28, 2012, which will expire in future years through 2030.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

        As of September 28, 2012 and September 30, 2011, the Company had unrecognized tax benefits of $121 million and $145 million, respectively, of which $107 million and $125 million, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company accrued interest and penalties related to the unrecognized tax benefits of $38 million and $37 million as of September 28, 2012 and September 30, 2011, respectively. The Company recognized $3 million, $2 million and $12 million of income tax expense for interest and penalties related to unrecognized tax benefits for the years ended September 28, 2012, September 30, 2011 and September 24, 2010, respectively.

        A rollforward of unrecognized tax benefits as of September 28, 2012, September 30, 2011 and September 24, 2010 is as follows ($ in millions):

	2012	2011	2010
Balance as of beginning of year	$145	$137	$115
Additions based on tax positions related to the current year	18	9	5
Additions based on tax positions related to prior years	7	31	25
Reductions based on tax positions related to prior years	(38)	(28)	(3)
Reductions related to settlements	(1)	(4)	(1)
Reductions related to lapse of the applicable statute of limitations	(3)	(6)	(1)
Foreign currency translation adjustments	(7)	6	(3)

Balance as of end of year	$121	$145	$137

        Many of Tyco's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
Australia	2004 - 2011
Canada	2002 - 2011
Germany	2005 - 2011
South Korea	2007 - 2011
Switzerland	2002 - 2011
United Kingdom	2003 - 2011
United States	1997 - 2011

        Based on the current status of its income tax audits, the Company believes that it is reasonably possible that between nil and $30 million in unrecognized tax benefits may be resolved in the next twelve months.

Tax Sharing Agreements and Other Income Tax Matters

        In connection with the 2012 and 2007 Separations, the Company entered into the 2012 and 2007 Tax Sharing Agreements, respectively, that govern the respective rights, responsibilities, and obligations of the Company, Pentair and ADT after the 2012 Separation and the Company, Covidien and TE

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

Connectivity after the 2007 Separation with respect to taxes. Specifically this includes ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the distribution of all of the shares of Pentair, ADT, Covidien or TE Connectivity to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code ("the Code") or certain internal transactions undertaken in anticipation of the spin-offs to qualify for tax-favored treatment under the Code.

        Under the 2012 Tax Sharing Agreement Tyco, Pentair and ADT share (i) certain pre-Distribution income tax liabilities that arise from adjustments made by tax authorities to ADT's U.S., Tyco Flow Control's and Tyco's income tax returns, and (ii) payments required to be made by Tyco with respect to the 2007 Tax Sharing Agreement, excluding approximately $175 million of pre-2012 Separation related tax liabilities that were anticipated to be paid prior to the 2012 Separation (collectively, "Shared Tax Liabilities"). Tyco will be responsible for the first $500 million of Shared Tax Liabilities. Pentair and ADT will share 42% and 58%, respectively, of the next $225 million of Shared Tax Liabilities. Tyco, Pentair and ADT will share 52.5% 20% and 27.5%, respectively, of Shared Tax Liabilities above $725 million. All costs and expenses associated with the management of these shared tax liabilities will generally be shared 20%, 27.5%, and 52.5% by Pentair, ADT and Tyco, respectively. As of September 28, 2012, Tyco established liabilities representing the fair market value of its obligations under the 2012 Tax Sharing Arrangement which is recorded in other liabilities in the Company's Consolidated Balance Sheet with an offset to Tyco shareholders' equity.

        Under the 2007 Tax Sharing Agreement, Tyco shares responsibility for certain of its, Covidien's and TE Connectivity's income tax liabilities, which result in cash payments, based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and TE Connectivity share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and TE Connectivity's U.S. and certain non-U.S. income tax returns. The costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties. In connection with the execution of the 2007 Tax Sharing Agreement, Tyco established a net receivable from Covidien and TE Connectivity representing the amount Tyco expected to receive for pre-2007 Separation uncertain tax positions, including amounts owed to the Internal Revenue Service ("IRS"). Tyco also established liabilities representing the fair market value of its share of Covidien's and TE Connectivity's estimated obligations, primarily to the IRS, for their pre-2007 Separation taxes covered by the 2007 Tax Sharing Agreement. During the year ended September 28, 2012, Tyco made a net cash payment of $11 million to Covidien and TE Connectivity related to the resolution of certain IRS audit and pre-Separation tax matters.

        Tyco assesses the shared tax liabilities and related guaranteed liabilities related to both the 2012 and 2007 Tax Sharing Agreements at each reporting period. Tyco will provide payment to Pentair and ADT under the 2012 Tax Sharing Agreement and to Covidien and TE Connectivity under the 2007 Tax Sharing Agreement as the shared income tax liabilities are settled. Settlement is expected to occur as the audit process by applicable taxing authorities is completed for the impacted years and cash payments are made. Due to the nature of the unresolved adjustments described in the next paragraph, the maximum amount of potential future payments under the 2012 and 2007 Tax Sharing Agreements is not determinable. Such cash payments, when they occur, will reduce the guarantor liability as such payments represent an equivalent reduction of risk. Tyco also assesses the sufficiency of the 2012 and 2007 Tax Sharing Agreements guarantee liabilities on a quarterly basis and will increase the liability

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

when it is probable that cash payments expected to be made under the 2012 or 2007 Tax Sharing Agreements exceed the recorded balance.

        Tyco and its subsidiaries' income tax returns are examined periodically by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments, in particular with respect to years preceding the 2007 Separation. The issues and proposed adjustments related to such years are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement and Tyco's liabilities under the 2007 Tax Sharing Agreement are further subject to the sharing provisions in the 2012 Tax Sharing Agreement. Tyco is reviewing and contesting certain of the proposed tax adjustments. With respect to adjustments raised by the IRS, although Tyco has resolved a substantial number of these adjustments, a few significant items are expected to remain open with respect to the audit of the 1997 through 2004 years. As of the date hereof, it is unlikely that Tyco will be able to resolve all the open items, which primarily involve the treatment of certain intercompany debt transactions during the period, through the IRS appeals process. As a result, Tyco expects to litigate these matters once it receives the requisite statutory notices from the IRS, which is expected to occur during fiscal 2013. The Company has assessed its obligations under the 2007 Tax Sharing Agreement, including with respect to the proposed civil fraud penalties discussed below, to determine that its recorded liability is sufficient to cover the indemnifications made by the Company under such agreement. In the absence of observable transactions for identical or similar guarantees, the Company determined the fair value of these guarantees and indemnifications utilizing expected present value measurement techniques. Significant assumptions utilized to determine fair value included determining a range of potential outcomes, assigning a probability weighting to each potential outcome and estimating the anticipated timing of resolution. The probability weighted outcomes were discounted using the Company's incremental borrowing rate. However, the ultimate resolution of these matters is uncertain and could result in a material adverse impact to the Company's financial position, results of operations, cash flows or the effective tax rate in future reporting periods.

        In connection with the aforementioned audits, the IRS has assessed a civil fraud penalty of $21 million during the first quarter of fiscal 2013 against a prior subsidiary that was distributed to TE Connectivity in connection with the 2007 Separation. The penalties arise from actions of former executives taken in connection with intercompany transfers of stock of Simplex Technologies in 1998 and 1999. This is a pre-2007 Separation tax liability that is covered by the provisions of the 2007 Tax Sharing Agreement.

        In addition to dealing with tax liabilities for periods prior to the respective Separations, the 2012 and 2007 Tax Sharing Agreements contain sharing provisions to address the contingencies that the 2012 or 2007 Separations, or internal transactions related thereto, may be deemed taxable by U.S. or non U.S. taxing authorities. In the event the 2012 Separation is determined to be taxable and such determination was the result of actions taken after the 2012 Separations by Tyco, ADT or Pentair, the party responsible for such failure would be responsible for all taxes imposed on each company as a result thereof. If such determination is not the result of actions taken by Tyco, ADT or Pentair after the 2012 Separation, then Tyco, ADT and Pentair would be responsible for any taxes imposed on any of the companies as a result of such determination in the same manner and in the same proportions as described above. Similar provisions exist in the 2007 Tax Sharing Agreement. If either of the 2007 or 2012 Separation, or internal transactions taken in anticipation thereof, were deemed taxable, the associated liability could be significant. The Company is responsible for all of its own taxes that are not shared pursuant to the 2012 and 2007 Tax Sharing Agreements sharing formulas. In addition, Pentair

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

and ADT, and Covidien and TE Connectivity are responsible for their tax liabilities that are not subject to the 2012 or 2007 Tax Sharing Agreements' sharing formula, respectively.

        Each of the 2012 and 2007 Tax Sharing Agreements provides that, if any party to such agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party's fault, each non-defaulting party to the agreement would be required to pay, equally with any other non-defaulting party to the agreement, the amounts in default. In addition, if another party to the 2012 or 2007 Tax Sharing Agreements that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, Tyco could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, Tyco may be obligated to pay amounts in excess of its agreed-upon share of its tax liabilities under either of the 2012 or 2007 Tax Sharing Agreements.

        The net receivables and liabilities related to the 2012 and 2007 Tax Sharing Agreements as of September 28, 2012 and September 30, 2011 are as follows ($ in millions):

	2012 Tax Sharing Agreement	2007 Tax Sharing Agreement
	As of September 28, 2012	As of September 28, 2012	As of September 30, 2011
Net receivable:
Prepaid expenses and other current assets	$—	$9	$16
Other assets	—	66	73

	—	75	89

Tax sharing agreement related liabilities
Accrued and other current liabilities	—	(14)	(49)
Other liabilities	(71)	(394)	(387)

	(71)	(408)	(436)

Net liability	$(71)	$(333)	$(347)

        The Company recorded income (loss) in conjunction with the 2012 and 2007 Tax Sharing Agreements for the years ended September 28, 2012, September 30, 2011 and September 24, 2010 as follows ($ in millions):

	2012	2011	2010
(Expense)/income
2007 Tax Sharing Agreement	$(4)	$(7)	$8
2012 Tax Sharing Agreement	—	NA	NA

Other Income Tax Matters

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

8. Earnings Per Share

        The reconciliations between basic and diluted earnings per share attributable to Tyco common shareholders for 2012, 2011 and 2010 are as follows (in millions, except per share data):

	2012			2011			2010
	(Loss)	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share attributable to Tyco common shareholders:
(Loss) income from continuing operations	$(332)	463	$(0.72)	$617	474	$1.30	$295	485	$0.61
Share options and restricted share awards					5			3

Diluted earnings per share attributable to Tyco common shareholders:
(Loss) income from continuing operations attributable to Tyco common shareholders, giving effect to dilutive adjustments	$(332)	463	$(0.72)	$617	479	$1.29	$295	488	$0.60

        The computation of diluted earnings per share for 2012 excludes the effect of the potential exercise of share options to purchase approximately 12 million shares and excludes restricted share awards of 2 million because the effect would be anti-dilutive. The computation of diluted earnings per share for 2011 and 2010 excludes the effect of the potential exercise of share options to purchase approximately 10 million and 15 million shares, respectively, and excludes restricted share awards of approximately nil and 2 million shares, respectively, because the effect would be anti-dilutive.

9. Goodwill and Intangible Assets

        Annually, in the fiscal fourth quarter, and more frequently if triggering events occur, the Company tests goodwill for impairment by comparing the fair value of each reporting unit with its carrying amount. In connection with the 2012 Separation, during the fourth quarter of fiscal 2012, the Company reorganized into a new management and segment reporting structure. As part of these organizational changes, the Company assessed its new reporting units and conducted valuations to determine the assignment of goodwill to the new reporting units based on their estimated relative fair values. Following the relative fair value goodwill allocation, the Company then tested goodwill for impairment.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Goodwill and Intangible Assets (Continued)

Fair value for each reporting unit is determined utilizing a discounted cash flow analysis based on the Company's forecast cash flows discounted using an estimated weighted-average cost of capital of market participants. A market approach is utilized to corroborate the discounted cash flow analysis performed at each reporting unit. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered potentially impaired. In determining fair value, management relies on and considers a number of factors, including operating results, business plans, economic projections, anticipated future cash flow, comparable market transactions (to the extent available), other market data and the Company's overall market capitalization. There were no goodwill impairments as a result of performing the Company's 2012, 2011 and 2010 annual impairment tests.

        The changes in the carrying amount of goodwill by segment for 2012 and 2011, which have been recast as a result of the 2012 Separation, are as follows ($ in millions):

	NA Installation & Services	ROW Installation & Services	Global Products	Corporate and Other(1)	Total
As of September 24, 2010
Gross Goodwill	$2,088	$2,170	$1,583	$935	$6,776
Impairments	(126)	(1,068)	(567)	(935)	(2,696)

Carrying Amount of Goodwill	1,962	1,102	1,016	—	4,080

Acquisitions/ Purchase Accounting Adjustments	41	90	45	—	176
Divestitures	—	(4)	—	—	(4)
Currency Translation	—	(15)	1	—	(14)

As of September 30, 2011	$2,003	$1,173	$1,062	$—	$4,238

Gross Goodwill	$2,129	$2,241	$1,629	$—	$5,999
Impairments	(126)	(1,068)	(567)	—	(1,761)

Carrying Amount of Goodwill	2,003	1,173	1,062	—	4,238

Acquisitions/ Purchase Accounting Adjustments	—	38	66	—	104
Currency Translation	8	26	1	—	35

As of September 28, 2012	$2,011	$1,237	$1,129	$—	$4,377

(1)
Corporate and Other's gross goodwill and impairments relate to the Company's former Electrical and Metal Products business, which was divested by the Company during the first quarter of fiscal 2011. Accordingly, gross goodwill and impairments were both nil as of September 30, 2011.

Intangible Assets

        Indefinite-lived intangible assets consisting primarily of trade names and franchise rights are tested for impairment using the relief from royalty and excess earnings method, respectively. There were no indefinite-lived intangible asset impairments as a result of performing the Company's 2012, 2011 and 2010 annual impairment tests.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Goodwill and Intangible Assets (Continued)

        The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets as of September 28, 2012 and September 30, 2011 ($ in millions):

	As of
	September 28, 2012		September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$1,608	$1,246	$1,511	$1,136
Intellectual property	552	468	516	449
Other	36	9	16	7

Total	$2,196	$1,723	$2,043	$1,592

Non-Amortizable:
Intellectual property	$224		$211
Franchise rights	77		77
Other	6		6

Total	$307		$294

        Intangible asset amortization expense for 2012, 2011 and 2010 was $102 million, $98 million and $95 million, respectively.

        The estimated aggregate amortization expense on intangible assets is expected to be approximately $98 million for 2013, $80 million for 2014, $67 million for 2015, $62 million for 2016 and $166 million for 2017 and thereafter.

10. Related Party Transactions

        The Company has amounts due related to loans and advances issued to employees in prior years under the Company's Key Employee Loan Program, relocation programs and other advances made to executives. Loans were provided to employees under the Company's Key Employee Loan Program, which is now discontinued, except for outstanding loans for the payment of taxes upon the vesting of shares granted under our Restricted Share Ownership Plans. During the fourth quarter of 2002, the Board of Directors and new senior management at that time adopted a policy under which no new loans are allowed to be granted to any officers of the Company and existing loans are not allowed to be extended or modified. There have been no loans made to any of the Company's current executives. The outstanding loans are not collateralized and bear interest, payable annually, at a rate based on the six-month LIBOR, calculated annually as the average of the rates in effect on the first day of each of the preceding 12 months. Loans are generally repayable in ten years; however, earlier payments are required under certain circumstances, such as when an employee is terminated. In addition, the Company made mortgage loans to certain employees under employee relocation programs. These loans are generally payable in 15 years and are collateralized by the underlying property. The maximum amount outstanding under these programs was $21 million as of both September 28, 2012 and September 30, 2011. Loans receivable under these programs, as well as other unsecured advances outstanding, were $21 million as of both September 28, 2012 and September 30, 2011. The total

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Related Party Transactions (Continued)

outstanding loans receivable includes loans to L. Dennis Kozlowski, the Company's former chairman and chief executive officer (until June 2002). The amount outstanding under these loans, plus accrued interest, was $28 million as of both September 28, 2012 and September 30, 2011 and the rate of interest charged on such loans was 0.7% and 0.5% in 2012 and 2011, respectively. Interest income on these interest bearing loans was not material for all periods presented. Certain of the above loans totaling $1 million as of both September 28, 2012 and September 30, 2011 are non-interest bearing.

        The Company filed civil complaints against Mr. Kozlowski, its former chief financial officer, Mark Swartz, and Frank E. Walsh, Jr., a former director for breach of fiduciary duty and other wrongful conduct. See Note 14.

        During 2012, 2011 and 2010, the Company engaged in commercial transactions in the normal course of business with companies where the Company's Directors were employed and served as officers. Purchases from these companies during each year aggregated less than 1 percent of consolidated net revenue.

11. Debt

        Debt as of September 28, 2012 and September 30, 2011 is as follows ($ in millions):

	As of September 28, 2012	As of September 30, 2011
6.0% public notes due 2013	$—	$655
4.125% public notes due 2014	—	499
3.375% public notes due 2015	257	499
3.75% public notes due 2018	67	249
8.5% public notes due 2019	364	750
7.0% public notes due 2019	247	431
6.875% public notes due 2021	466	715
4.625% public notes due 2023	42	248
Other(1)(2)	48	60

Total debt	1,491	4,106
Less: current portion	10	1

Long-term debt	$1,481	$4,105

(1)
$10 million of the amount shown as other, comprises the current portion of the Company's total debt as of September 28, 2012.

(2)
$1 million of the amount shown as other, comprises the current portion of the Company's total debt as of September 30, 2011.

  Fair Value

        The carrying amount of Tyco's debt subject to the fair value disclosure requirements as of September 28, 2012 and September 30, 2011 was $1,443 million and $4,046 million, respectively. The Company utilizes various valuation methodologies to determine the fair value of its debt, which is

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt (Continued)

primarily dependent on the type of market in which the Company's debt is traded. When available, the Company uses quoted market prices to determine the fair value of its debt that is traded in active markets. As of September 28, 2012 and September 30, 2011, the fair value of the Company's debt which was actively traded was $1,786 million and $4,689 million, respectively. As of September 28, 2012 and September 30, 2011, the Company's debt that was subject to the fair value disclosure requirements was all actively traded and is classified as Level 1 in the fair value hierarchy. See Note 13 for further details on the fair value hierarchy.

  Fiscal 2012 Debt Issuance/Repayment

        During the fourth quarter of 2012, in connection with the Separation, Tyco and its finance subsidiary, Tyco International Finance S.A. ("TIFSA"), redeemed various debt securities maturing from 2013 to 2023 issued by TIFSA and/or Tyco, in an aggregate principal amount of $2.6 billion as set forth below ($ in millions):

6.0% public notes due 2013	$656
4.125% public notes due 2014	500
3.375% public notes due 2015	242
3.750% public notes due 2018	183
8.5% public notes due 2019	386
7.0% public notes due 2019	180
6.875% public notes due 2021	245
4.625% public notes due 2023	208

Total amounts redeemed	$2,600

        In conjunction with the debt redemptions, the Company terminated associated interest rate swap contracts related to the 6.0% Notes due 2013 and 4.125% Notes due 2014. As a result of the debt redemptions, the Company recorded a loss on extinguishment of debt of $453 million which was recorded within other expense, net in the Company's Consolidated Statement of Operations for the year ended September 28, 2012. The charge was comprised of the premium paid in the tender offers, write-off of the unamortized debt issuance costs and discount related to the extinguished notes, and a net gain recognized upon termination of the associated interest rate swap contracts.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt (Continued)

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

  Fiscal 2010 Debt Issuance/Repayment

        On May 5, 2010, TIFSA issued $500 million aggregate principal amount of 3.375% Notes due on October 15, 2015, which are fully and unconditionally guaranteed by the Company (the "2015 Notes"). TIFSA received net proceeds of approximately $495 million after deducting debt issuance costs of approximately $3 million and a debt discount of approximately $2 million. The net proceeds, along with other available funds, were used to redeem all of the Company's outstanding 6.375% Notes due October 2011. The 2015 Notes are unsecured and rank equally with TIFSA's other unsecured and unsubordinated debt. TIFSA may redeem any of the 2015 Notes at any time by paying the greater of the principal amount of the notes or a "make-whole" amount, plus accrued and unpaid interest. The holders of the 2015 Notes have the right to require TIFSA to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control triggering event which requires the occurrence of both a change of control and a rating event, each as defined in the Indenture governing the notes. The debt issuance costs will be amortized from the date of issuance to the maturity date. Interest is payable semi-annually on April 15th and October 15th.

        On May 28, 2010, the Company redeemed all of its 6.375% public notes due 2011 (the "2011 Notes"), 7.0% notes due 2028 and 6.875% notes due 2029, outstanding at that time, which aggregated $878 million in principal amount. As a result of the debt redemption, the Company recorded an $87 million charge to other expense, net as a loss on extinguishment of debt. The charge is comprised of the make-whole premium, write-off of the unamortized debt issuance costs and discount related to the extinguished bonds and a net loss recognized upon termination of the associated interest rate swap contracts related to the 2011 Notes.

        On October 5, 2009, TIFSA issued $500 million aggregate principal amount of 4.125% Notes due on October 15, 2014, which were fully and unconditionally guaranteed by the Company (the "2014 Notes"). TIFSA received net proceeds of approximately $495 million after deducting debt issuance costs of approximately $3 million and a debt discount of approximately $2 million. As noted above, the 2014 Notes were fully redeemed in connection with the 2012 Separation.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt (Continued)

  Commercial Paper

        From time to time, TIFSA may issue commercial paper for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $1 billion as of September 28, 2012. As of September 28, 2012 and September 30, 2011, TIFSA had no commercial paper outstanding.

  Credit Facilities

        On April 25, 2012, the Company amended its existing Five-Year Senior Unsecured Credit Agreement, dated April 25, 2007 ("the 2007 Credit Agreement"), to extend the expiration date of the facility from April 25, 2012 to September 30, 2012. Simultaneous with the extension, total commitments under the 2007 Credit Agreement facility were reduced from an aggregate of $750 million to $654 million. On June 22, 2012, the Company further amended the 2007 Credit Agreement to reduce the lenders' commitments under the 2007 Credit Agreement from an aggregate of $654 million to $500 million. The 2007 Credit Agreement terminated on September 28, 2012.

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

        As of September 28, 2012, the Company's committed revolving credit facility totaled $1.0 billion. This revolving credit facility may be used for working capital, capital expenditures and general corporate purposes. As of September 28, 2012 and September 30, 2011, there were no amounts drawn under the Company's revolving credit facilities. Interest under the revolving credit facilities is variable and is calculated by reference to LIBOR or an alternate base rate.

  Other Debt Information

        The aggregate amounts of principal public debt maturing during the next five years and thereafter are as follows: nil in 2013, nil in 2014, nil in 2015, $258 million in 2016, nil in 2017 and $1,178 million thereafter.

        The weighted-average interest rate on total debt was 6.5% and 5.9% as of September 28, 2012 and September 30, 2011, respectively, excluding the impact of interest rate swaps. There was no public short-term debt outstanding as of September 28, 2012 and September 30, 2011. As of September 28, 2012 and September 30, 2011, the Company had swapped an aggregate of approximately nil and $1.2 billion, respectively, of fixed for floating rate debt. The impact of the Company's interest rate swap agreements on reported interest expense was a net decrease of $18 million, $22 million and $24 million for the years ended September 28, 2012, September 30, 2011 and September 24, 2010. As of September 28, 2012, the Company had terminated all interest rate swaps.

12. Guarantees

        Certain of the Company's business segments have guaranteed the performance of third-parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Guarantees (Continued)

guarantees vary with end dates ranging from the current fiscal year through the completion of such transactions. The guarantees would typically be triggered in the event of nonperformance and performance under the guarantees, if required, would not have a material effect on the Company's financial position, results of operations or cash flows.

        There are certain guarantees or indemnifications extended among Tyco, Covidien, TE Connectivity, ADT and Pentair in accordance with the terms of the 2007 and 2012 Separation and Distribution Agreements and Tax Sharing Agreements. These guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreements. See Note 7.

        In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien, TE Connectivity, ADT and Tyco Flow Control operating entities. In connection with both the 2012 and 2007 Separations, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien, TE Connectivity, ADT or Pentair, as appropriate. To the extent these guarantees were not assigned prior to the Separation dates, Tyco assumed primary liability on any remaining such support. The Company's obligations related to the 2012 Separation were $3 million, which was included in other liabilities on the Company's Consolidated Balance Sheet as of September 28, 2012 with an offset to Tyco shareholders' equity on the Separation date. The Company's obligations related to the 2007 Separation were $3 million and $4 million, which were included in other liabilities on the Company's Consolidated Balance Sheets as of September 28, 2012 and September 30, 2011, respectively, with an offset to Tyco shareholders' equity on the Separation date.

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

        As of September 28, 2012, the Company had total outstanding letters of credit and bank guarantees of approximately $425 million.

        The Company records estimated product warranty costs at the time of sale. See Note 1.

        The changes in the carrying amount of the Company's warranty accrual from September 30, 2011 to September 28, 2012 were as follows ($ in millions):

Balance as of September 30, 2011	$32
Warranties issued	16
Changes in estimates	1
Settlements	(19)

Balance as of September 28, 2012	$30

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Guarantees (Continued)

        Warranty accruals for businesses that have met the held for sale criteria are included in liabilities held for sale on the Consolidated Balance Sheets and excluded from the table above. See Note 3.

13. Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value as of September 28, 2012 and September 30, 2011. The fair value of derivative financial instruments was not material to any of the periods presented. See below for the fair value of investments and Note 11 for the fair value of debt.

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

        For derivative instruments that are designated and qualified as hedging instruments for accounting purposes, the Company documented and linked the relationships between the hedging instruments and hedged items. The Company also assessed and documented at the hedge's inception whether the derivatives used in hedging transactions were effective in offsetting changes in fair values associated with the hedged items. These hedges did not result in any hedge ineffectiveness for the years ended September 28, 2012, September 30, 2011 and September 24, 2010.

        All derivative financial instruments are reported on the Consolidated Balance Sheet at fair value with changes in the fair value of the derivative financial instruments recognized currently in the Company's Statement of Operations, with the exception of net investment hedges for which changes in fair value are reported in the cumulative translation component of accumulated other comprehensive loss to the extent the hedges are effective. The ineffective portion of the hedge, if any, is recognized in the Consolidated Statement of Operations. The derivative financial instruments and impact of such changes in the fair value of the derivative financial instruments was not material to the Consolidated Balance Sheets as of September 28, 2012 and September 30, 2011 or Consolidated Statements of Operations and Statement of Cash Flows for the years ended September 28, 2012, September 30, 2011 and September 24, 2010.

Foreign Currency Exposures

        The Company manages foreign currency exchange rate risk through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact and potential variability in cash flows associated with intercompany loans, accounts receivable, accounts payable and forecasted transactions that are denominated in certain foreign currencies. As of September 28, 2012 and September 30, 2011, the total gross notional amount of the Company's foreign exchange contracts was $225 million and $766 million, respectively.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Financial Instruments (Continued)

        Effective March 17, 2009, Tyco changed its jurisdiction of incorporation from Bermuda to Switzerland. Tyco made the final dividend payment in the form of a reduction of capital in February 2011, denominated in Swiss francs (See Note 16). The Company paid dividends in U.S. dollars, based on the exchange rate in effect shortly before the payment date. Fluctuations in the value of the U.S. dollar compared to the Swiss franc between the date the dividend was approved and paid increased or decreased the U.S. dollar amount required to be paid. The Company managed the potential variability in cash flows associated with the dividend payments by entering into derivative financial instruments used as economic hedges of the underlying risk. Beginning in May 2011, the Company makes dividend payments out of contributed surplus in U.S. dollars which has eliminated the need to use currency hedges for dividend payments.

        Prior to the quarter ended December 30, 2011, the Company hedged net investments in certain foreign operations through the use of foreign exchange forward contracts. The objective was to minimize the exposure to changes in the value of the foreign currency denominated net investment. As of the quarter ended December 30, 2011, the Company terminated its net investment hedge. Accordingly, the aggregate notional amount of these hedges was nil and $224 million as of September 28, 2012 and September 30, 2011, respectively. Changes in the fair value of forward contracts qualifying as net investment hedges are reported in cumulative translation component of accumulated other comprehensive loss to the extent the hedges are effective. The ineffective portion of the hedge was not material to the Company's Consolidated Statement of Operations for the years ended September 30, 2011 and September 24, 2010. These contracts did not have a material impact to the Company's Consolidated Balance Sheet as of September 30, 2011.

Interest Rate Exposures

        The Company manages interest rate risk through the use of interest rate swap transactions with financial institutions acting as principal counterparties, which are designated as fair value hedges for accounting purposes. Since the third quarter of 2009, TIFSA has been entering into interest rate swap transactions with the objective of managing the exposure to interest rate risk by converting interest rates of fixed-rate debt to variable rates. In these contracts, TIFSA agrees with financial institutions acting as principal counterparties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. In connection with the debt tenders and redemption during the quarter ended September 28, 2012, TIFSA settled all outstanding interest rate swaps. As of September 28, 2012 and September 30, 2011, the total gross notional amount of the Company's interest rate swap contracts was nil and $1.2 billion, respectively.

Counterparty Credit Risk

        The use of derivative financial instruments exposes the Company to counterparty credit risk. If the counterparty fails to perform, the Company is exposed to losses if the derivative is in an asset position. When the fair value of a derivative instrument is an asset, the counterparty has to pay the Company to settle the contract. This exposes the Company to credit risk. However, when the fair value of a derivative instrument is a liability, the Company has to pay the counterparty to settle the contract and therefore there is no counterparty credit risk. Tyco has established policies and procedures to limit the potential for counterparty credit risk, including establishing limits for credit exposure and continually assessing the creditworthiness of counterparties. As a matter of practice, the Company deals with major banks worldwide having strong investment grade long-term credit ratings from Standard & Poor's and

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Financial Instruments (Continued)

Moody's. To further reduce the risk of loss, the Company generally enters into International Swaps and Derivatives Association master agreements with substantially all of its counterparties. Master netting agreements provide protection in bankruptcy in certain circumstances and, in some cases, enable receivables and payables with the same counterparty to be offset on the Consolidated Balance Sheets, providing for a more meaningful balance sheet presentation of credit exposure. The Company's derivative contracts do not contain any credit risk related contingent features and do not require collateral or other security to be furnished by the Company or the counterparties.

        The Company's exposure to credit risk associated with its derivative instruments is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. As of September 28, 2012, the Company was exposed to industry concentration with financial institutions as well as risk of loss if an individual counterparty or issuer failed to perform its obligations under contractual terms. The maximum amount of loss that the Company would incur as of September 28, 2012 without giving consideration to the effects of legally enforceable master netting agreements was approximately $1 million.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Financial Instruments (Continued)

benchmark securities. These investments are included in Level 2 and consist primarily of U.S. government agency securities and corporate debt securities.

        The following tables present the cost and fair market value of the Company's available-for-sale investments which are primarily held by our captive insurance company by type of security and classification in the Company's Consolidated Balance Sheets as of September 28, 2012 and September 30, 2011. In addition, the following tables present the Company's assets and liabilities measured at fair value on a recurring basis as of September 28, 2012 and September 30, 2011, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the valuation.

        As of September 28, 2012 ($ in millions):

			Fair Value			Consolidated Balance Sheet Classification
Type of Security	Cost Basis	Gross Unrealized Gain	Level 1	Level 2	Total	Prepaids and Other Current Assets	Other Assets
Corporate debt securities	$33	$1	$—	$34	$34	$7	$27
U.S. Government debt securities	167	2	86	83	169	63	106

	$200	$3	$86	$117	$203	$70	$133

        As of September 30, 2011 ($ in millions):

			Fair Value			Consolidated Balance Sheet Classification
Type of Security	Cost Basis	Gross Unrealized Gain	Level 1	Level 2	Total	Prepaids and Other Current Assets	Other Assets
Corporate debt securities	$43	$—	$—	$43	$43	$11	$32
U.S. Government debt securities	200	4	101	103	204	49	155

	$243	$4	$101	$146	$247	$60	$187

        During 2012 and 2011, the Company did not have any significant transfers within the fair value hierarchy.

        Investments with continuous unrealized losses for less than 12 months and 12 months or greater as of September 28, 2012 and September 30, 2011 were not material. The Company did not record any other-than-temporary impairments in the years ended 2012, 2011 and 2010.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Financial Instruments (Continued)

        The maturities of the Company's investments in debt securities as of September 28, 2012 are as follows ($ in millions):

	Cost Basis	Fair Value
Due in one year or less	$69	$70
Due after one year through five years	131	133

Total	$200	$203

Derivative Financial Instruments

        As described above, under the caption "Derivative Instruments" derivative assets and liabilities consist principally of forward foreign currency exchange contracts and interest rate swaps. The fair values for these derivative financial instruments are derived from market approach pricing models that take into account the contractual terms and features of each instrument, forward foreign currency rates for the Company's foreign exchange contracts and yield curves for the Company's interest rate swaps existing at the end of the period. Valuations are adjusted to reflect creditworthiness of the counterparty for assets and the creditworthiness of the Company for liabilities. Such adjustments are based on observable market evidence and are categorized as Level 2 exposures. Derivative financial instruments are not presented as the derivative financial instruments were not material to any of the periods presented.

Other

        The Company had $2.0 billion and $1.4 billion of intercompany loans designated as permanent in nature as of September 28, 2012 and September 30, 2011, respectively. For the years ended September 28, 2012, September 30, 2011, and September 24, 2010 the Company recorded $48 million of cumulative translation gain and $2 million and $34 million of cumulative translation losses, respectively, through accumulated other comprehensive loss related to these loans.

14. Commitments and Contingencies

        The Company has facility, vehicle and equipment leases that expire at various dates beyond fiscal 2013. Rental expense under these leases was $299 million, $270 million and $292 million for 2012, 2011 and 2010, respectively. Following is a schedule of minimum lease payments for non-cancelable operating leases as of September 28, 2012 ($ in millions):

Operating Leases
2013	$162
2014	121
2015	102
2016	80
2017	47
Thereafter	79

$591

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies (Continued)

        The Company also has purchase obligations related to commitments to purchase certain goods and services. As of September 28, 2012, such obligations were as follows: $241 million in 2013, $9 million in 2014 and $3 million in 2015.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

Legacy Matters Related to Former Management

        The Company is a party to several lawsuits involving disputes with former management, including its former chief executive officer, Mr. L. Dennis Kozlowski, its former chief financial officer, Mr. Mark Swartz and a former director, Mr. Frank Walsh Jr. The Company has filed civil complaints against Mr. Kozlowski and Mr. Swartz for breach of fiduciary duty and other wrongful conduct relating to alleged abuses of the Company's Key Employee Loan Program and relocation program, unauthorized bonuses, unauthorized payments, self dealing transactions and other improper conduct. In connection with Tyco's affirmative actions against Mr. Kozlowski and Mr. Swartz, Mr. Kozlowski, through counterclaims, and Mr. Swartz, through a separate lawsuit, are seeking an aggregate of approximately $140 million allegedly due in connection with their compensation and retention arrangements and under the Employee Retirement Income Security Act ("ERISA"). Mr. Walsh is seeking indemnification for legal and other expenses incurred by him in connection with the Company's affirmative action against him for breaches of fiduciary duties.

        With respect to Mr. Kozlowski, on December 1, 2010, the U.S. District Court for the Southern District of New York ruled in favor of several of the Company's affirmative claims against him before trial, while dismissing all of Mr. Kozlowski's counterclaims for pay and benefits after 1995. Prior to the commencement of trial scheduled for August 2012, the parties reached an agreement in principle to resolve the matter, with Mr. Kozlowski agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements alleged to have existed between him and the Company. Although the parties have reached an agreement in principle, until the settlement agreement is signed, the Company will continue to maintain the amounts recorded in its Consolidated Balance Sheet, which reflect a net liability of approximately $91 million, for the amounts allegedly due under his compensation and retention arrangements and under ERISA.

        With respect to Mr. Swartz, on March 3, 2011, the U.S. District Court for the Southern District of New York granted the Company's motion for summary judgment as to liability for its affirmative actions and further ruled that issues related to damages would need to be resolved at trial. During the second quarter of fiscal 2012, the Company reversed a $50 million liability related to Mr. Swartz's pay and benefits due to the expiration of the statute of limitations, which was recorded in selling, general and administrative expenses in the Consolidated Statement of Operations. On May 15, 2012, Mr. Swartz filed a lawsuit against Tyco in New York state court claiming entitlement to monies under ERISA. The Company removed the case to the U.S. district court for the Southern District of New York and filed a motion to dismiss Mr. Swartz's claims for multiple reasons, including that the statute of limitations had expired, at the latest, during the second quarter of fiscal 2012. A trial to determine the Company's damages from Mr. Swartz's breaches of fiduciary duty concluded on October 17, 2012. At the conclusion of the trial, the Court ruled that the Company was entitled to recover all monies earned by Mr. Swartz in connection with his employment by Tyco between September 1, 1995 and

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies (Continued)

June 1, 2002. The Company filed a motion requesting the entry of monetary sum certain judgment in conformity with the Court's ruling regarding the time period of disgorgement. In connection with Mr. Swartz's affirmative claims against the Company, the Court dismissed all of Mr. Swartz's claims except one claim in which Mr. Swartz contends he is entitled to reimbursement from the Company for taxes he paid in connection with his 2002 Separation Agreement. The Court has not opined on the merits of this claim, and the Company intends to continue to vigorously defend this claim.

        With respect to Mr. Walsh, in June 2002, the Company filed a civil complaint against him for breach of fiduciary duty, inducing breaches of fiduciary duty and related wrongful conduct involving a $20 million payment by Tyco, $10 million of which was paid to Mr. Walsh with the balance paid to a charity of which Mr. Walsh is trustee. The payment was purportedly made for Mr. Walsh's assistance in arranging the Company's acquisition of The CIT Group, Inc. On December 17, 2002, Mr. Walsh pleaded guilty to a felony violation of New York law in the Supreme Court of the State of New York, (New York County) and settled a civil action for violation of federal securities laws brought by the U.S. Securities and Exchange Commission (the "SEC") in United States District Court for the Southern District of New York. Both the felony charge and the civil action were brought against Mr. Walsh based on such payment. The felony charge accused Mr. Walsh of intentionally concealing information concerning the payment from Tyco's directors and shareholders while engaged in the sale of Tyco securities in the State of New York. The SEC action alleged that Mr. Walsh knew that the registration statement covering the sale of Tyco securities as part of the CIT Group acquisition contained a material misrepresentation concerning fees payable in connection with the acquisition. Pursuant to the plea and settlement, Mr. Walsh paid $20 million in restitution to Tyco on December 17, 2002. In October 2010, the U.S. District Court for the Southern District of New York denied the Company's affirmative claims for recovery of damages against Mr. Walsh. In January 2012, the United States Court of Appeals for the Second Circuit reversed the District Court's ruling that Tyco's Board of Directors could ratify breaches of fiduciary duties owed by Mr. Walsh to Tyco's shareholders, and remanded the case to the District Court to resolve certain issues relating to consequential damages. On June 20, 2012, the District Court ruled in Tyco's favor and entered a judgment against Mr. Walsh. Separately, Mr. Walsh is pursuing a New York state court claim against the Company asserting his entitlement to indemnification. Any judgment against the Company related to this matter would be shared with Covidien and TE Connectivity under the agreements governing the 2007 Separation.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 28, 2012, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $48 million to $60 million. As of September 28, 2012, Tyco concluded that the best estimate within this range is approximately $50 million, of which $43 million is included in accrued and other current liabilities and $7 million is included in other liabilities in the Company's Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters, the Company believes that any potential payments of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies (Continued)

Asbestos Matters

        The Company and certain of its subsidiaries, along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's historical strategy has been to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. In addition, the Company continues to assess its strategy for resolving asbestos claims. Due to the number of claims and limited amount of assets at one of the Company's non-operating subsidiaries, the Company is pursuing alternatives for this subsidiary, including a negotiated settlement with representatives of all current and future asbestos claimants against such subsidiary. While the company has not finalized its approach, if the Company is ultimately successful with this alternative, it will likely assign rights to certain insurance assets and make a cash payment in order to fully resolve the claims against the subsidiary.

        As of September 28, 2012, the Company has determined that there were approximately 4,900 claims pending against it, its subsidiaries or entities for which the Company has assumed responsibility in connection with acquisitions or divestitures. This amount reflects the Company's current estimate of the number of viable claims made against such entities, and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants, are duplicative of other actions or for which the Company is indemnified.

        Annually, during the Company's third quarter, the Company performs an analysis with the assistance of outside counsel and other experts to update its estimated asbestos-related assets and liabilities. In addition, on a quarterly basis, the Company re-evaluates the assumptions used to perform the annual analysis and records an expense as necessary to reflect changes in its estimated liability and related insurance asset. The Company's estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made in the future during a defined period of time (the look-forward period). As part of the Company's annual valuation process in the third quarter of fiscal 2012, the Company determined that a look-back period of three years was more appropriate than a five year period because the Company has experienced a higher and more consistent level of claims activity and settlement costs in the past three years. As a result, the Company believes a three year look-back period is more representative of future claim and settlement activity than the five year period it previously used. The Company also revised its look-forward period from seven years to fifteen years. The Company's decision to revise its look- forward period was primarily based on improvements in the consistency of observable data and the

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies (Continued)

Company's more extensive experience with asbestos claims since the look-forward period was originally established in 2005. The revisions to the Company's look-forward and look-back periods do not apply to claims made against the subsidiary described above for which the Company is pursuing alternatives, including a negotiated settlement with representatives of all current and future asbestos claimants. Excluding these claims, the Company believes it can make a more reliable estimate of pending and future claims beyond seven years. The Company believes valuation of pending claims and future claims to be filed over the next fifteen years produces a reasonable estimate of its asbestos liability, which it records in the consolidated financial statements on an undiscounted basis.

        The Company's estimate of asbestos-related insurance recoveries represents estimated amounts due to the Company for previously paid and settled claims and the probable reimbursements relating to its estimated liability for pending and future claims. In determining the amount of insurance recoverable, the Company considers a number of factors, including available insurance, allocation methodologies, and the solvency and creditworthiness of insurers. During the fourth quarter of fiscal 2012, the Company reached an agreement with one of its primary insurance carriers for asbestos related claims. Under the terms of the settlement, the Company agreed with the insurance carrier to accept a lump sum cash payment of $97 million in respect of certain policies, and has reached a coverage-in-place agreement with the insurance carrier with respect to certain claims. The cash payments will be received by the Company in three equal installments no later than the end of the first quarter of fiscal 2013. The first payment was received during the fourth quarter of fiscal 2012. In connection with the settlement, the Company also expects to terminate a cost-sharing agreement that it had entered into with an entity that it had acquired a business from several decades ago and as a result, has access to all of the insurance policies and is responsible for all liabilities arising from asbestos claims made against the subsidiary that was acquired. The agreement will be terminated during the first quarter of fiscal 2013 upon receipt of the last of the three payments.

        As a result of the activity described above, the Company recorded a net charge of $108 million during the quarter ended June 29, 2012. As of September 28, 2012, the Company's estimated net liability of $155 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $401 million, and separately as an asset for insurance recoveries of $246 million. The Company believes that its asbestos-related liabilities and insurance-related assets as of September 28, 2012 are appropriate. Similarly, as of September 30, 2011, the Company's estimated net liability of $84 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $299 million, and separately as an asset for insurance recoveries of $215 million.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies (Continued)

liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company's calculations vary significantly from actual results.

Compliance Matters

        As previously reported in the Company's periodic filings, the Company has received and responded to various allegations and other information that certain improper payments were made by the Company's subsidiaries and agents in recent years. On September 24, 2012, the Company settled the charges related to these alleged improper payments with the Department of Justice ("DOJ") and the SEC and agreed to pay approximately $26 million in fines, disgorgement and prejudgment interest to the DOJ and SEC, which the Company had previously reserved in the fourth quarter of fiscal 2011. The Company expects to make the payment in the first quarter of fiscal 2013. In connection with the settlement, the Company entered into a non-prosecution agreement with the DOJ, and a subsidiary of the Company (which is no longer a subsidiary as a result of the 2012 Separation) pleaded guilty to one count of conspiracy to violate the Foreign Corrupt Practices Act ("FCPA"). Pursuant to the non-prosecution agreement, the Company has acknowledged that a number of its subsidiaries made payments, both directly and indirectly, to government officials in order to obtain and retain business with private and state-owned entities, and falsely or inaccurately described the payments in the subsidiaries' books, records and accounts. The non-prosecution agreement also acknowledges the Company's timely, voluntary and complete disclosure to the DOJ, and its cooperation with the DOJ's investigation—including a global internal investigation concerning bribery and related misconduct—and extensive remediation. Under the non-prosecution agreement, the Company has also agreed to cooperate with and report periodically to the DOJ concerning its compliance efforts, and to continue to implement an enhanced compliance program and internal controls designed to prevent and detect FCPA violations. Notwithstanding the settlement of the DOJ and SEC investigations, the Company may be subject to allegations of FCPA violations in the future as well as commercial impacts such as lost revenue from customers who decline to do business with the Company as a result of its entry into the non-prosecution agreement or otherwise as a result of these compliance matters. If so, or if it is unable to comply with the provisions of the non-prosecution agreement, it may be subject to additional investigation or enforcement by the DOJ or SEC. In such a case, the Company could be subject to material fines, injunctions on future conduct, the imposition of a compliance monitor, or suffer other criminal or civil penalties or adverse impacts, including being subject to lawsuits brought by private litigants, each of which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

        Covidien and TE Connectivity agreed, in connection with the 2007 Separation, to cooperate with the Company in its responses regarding these matters, and agreed that liabilities primarily related to the former Healthcare and Electronics businesses of the Company would be assigned to Covidien and TE Connectivity, respectively. As a result, Covidien and TE Connectivity have agreed to contribute approximately $5 million and immaterial amounts, respectively, toward the aforementioned $26 million.

ERISA Partial Withdrawal Liability Assessment and Demand

        On June 8, 2007, SimplexGrinnell received a notice alleging that it had partially withdrawn from the National Automatic Sprinkler Industry Pension Fund (the "Fund"). Under Title IV of ERISA, if the Fund can prove that an employer completely or partially withdraws from a multi-employer pension

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies (Continued)

plan such as the Fund, the employer is liable for withdrawal liability equal to its proportionate share of the plan's unfunded vested benefits. The alleged withdrawal results from a 1994 labor dispute between Grinnell Fire Protection Systems, SimplexGrinnell's predecessor, and Road Sprinkler Fitters Local Union No. 669. Following an adverse arbitration ruling in the third quarter of fiscal 2012, the Company agreed to settle this matter and recorded a charge in the amount of $28.5 million, including accrued interest on the liability which was recorded in selling, general and administrative expenses in the Company's Consolidated Statement of Operations. ERISA requires that payment of withdrawal liability be made in full or in quarterly installments commencing upon receipt of a liability assessment from the plan, and as a result the Company had made $22.0 million of payments through June 29, 2012. The Company made the remaining $6.5 million of cash payments during the fourth quarter of fiscal 2012.

Tax Litigation

        Tyco and its subsidiaries' income tax returns are examined periodically by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments, in particular with respect to years preceding the 2007 Separation. The issues and proposed adjustments related to such years are generally subject to the sharing provisions of a tax sharing agreement entered in 2007 with Covidien and TE Connectivity (the "2007 Tax Sharing Agreement") under which Tyco, Covidien and TE Connectivity share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and TE Connectivity's U.S. and certain non-U.S. income tax returns. The costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties. Tyco is reviewing and contesting certain tax adjustments proposed by tax authorities. With respect to adjustments raised by the IRS, although the Company has resolved a substantial number of these adjustments, a few significant items are expected to remain open with respect to the audit of the 1997 through 2004 years. As of the date hereof, it is unlikely that Tyco will be able to resolve all the open items, which primarily involve the treatment of certain intercompany debt transactions during the period, through the IRS appeals process. As a result, Tyco expects to litigate these matters once it receives the requisite statutory notices from the IRS, which is expected to occur during fiscal 2013. The Company has assessed its obligations under the 2007 Tax Sharing Agreement and determined that its recorded liability is sufficient to cover the indemnifications made by the Company under such agreement. However, the ultimate resolution of these matters is uncertain and could result in a material adverse impact to the Company's financial position, results of operations, cash flows or the effective tax rate in future reporting periods. See Note 7 for additional information related to income tax matters.

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

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The net periodic benefit cost for material U.S. and non-U.S. defined benefit pension plans for 2012, 2011 and 2010 is as follows ($ in millions):

	U.S. Plans			Non-U.S. Plans
	2012	2011	2010	2012	2011	2010
Service cost	$5	$7	$9	$15	$16	$19
Interest cost	35	38	42	54	58	58
Expected return on plan assets	(42)	(43)	(45)	(60)	(59)	(55)
Amortization of prior service cost (credit)	—	—	1	(1)	—	(2)
Amortization of net actuarial loss	13	9	24	8	10	21
Plan settlements, curtailments and special termination benefits	—	(2)	1	—	(1)	(25)

Net periodic benefit cost	$11	$9	$32	$16	$24	$16

Weighted-average assumptions used to determine net periodic pension cost during the year:
Discount rate	4.5%	5.0%	5.5%	5.2%	5.1%	5.7%
Expected return on plan assets	8.0%	8.0%	8.0%	6.8%	6.8%	7.0%
Rate of compensation increase	NA	4.0%	4.0%	3.4%	3.6%	4.3%

        During fiscal 2011, the Company froze its last remaining active U.S. pension plan. During fiscal 2010, the Company adopted plan amendments that froze pension plan benefits for certain of its defined benefit arrangements in the United Kingdom, which resulted in the Company recognizing a curtailment gain of approximately $19 million in selling, general and administrative expenses within the Consolidated Statement of Operations. For inactive plans the Company amortizes its actuarial gains and losses over the average remaining life expectancy of the pension plan participants.

        The estimated net loss and prior service cost for material U.S. pension benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are expected to be $14 million and nil, respectively.

        The estimated net loss and prior service credit for material non-U.S. pension benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are expected to be $12 million and nil, respectively.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Retirement Plans (Continued)

        The change in benefit obligations, plan assets and the amounts recognized on the Consolidated Balance Sheets for material U.S. and non-U.S. defined benefit plans as of September 28, 2012 and September 30, 2011 is as follows ($ in millions):

	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011
Change in benefit obligations:
Benefit obligations as of beginning of year	$819	$856	$1,064	$1,131
Service cost	5	7	15	16
Interest cost	35	38	54	58
Employee contributions	—	—	2	2
Actuarial loss / (gain)	119	53	137	(93)
Acquisitions/divestitures	—	(91)	5	3
Benefits and administrative expenses paid	(47)	(42)	(53)	(53)
Plan settlements, curtailments and special termination benefits	—	(2)	—	(1)
Currency translation	—	—	30	1

Benefit obligations as of end of year	$931	$819	$1,254	$1,064

Change in plan assets:
Fair value of plan assets as of beginning of year	$529	$605	$877	$848
Actual return on plan assets	105	10	103	24
Employer contributions	36	20	52	55
Employee contributions	—	—	2	2
Acquisitions/divestitures	—	(64)	6	3
Benefits and administrative expenses paid	(47)	(42)	(53)	(53)
Currency translation	—	—	29	(2)

Fair value of plan assets as of end of year	$623	$529	$1,016	$877

Funded status	$(308)	$(290)	$(238)	$(187)

Net amount recognized	$(308)	$(290)	$(238)	$(187)

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Retirement Plans (Continued)

	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011
Amounts recognized in the Consolidated Balance Sheets consist of:
Non-current assets	$—	$—	$—	$7
Current liabilities	(3)	(3)	(13)	(11)
Non-current liabilities	(305)	(287)	(225)	(183)

Net amount recognized	$(308)	$(290)	$(238)	$(187)

Amounts recognized in accumulated other comprehensive loss (before income taxes) consist of:
Transition asset	$—	$—	$3	$3
Net actuarial loss	(435)	(393)	(390)	(293)

Total loss recognized	$(435)	$(393)	$(387)	$(290)

Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	3.6%	4.5%	4.2%	5.2%
Rate of compensation increase	N/A	N/A	3.6%	3.4%

        The accumulated and aggregate benefit obligation and fair value of plan assets with accumulated benefit obligations in excess of plan assets as of September 28, 2012 and September 30, 2011 were as follows ($ in millions):

	U.S. Plans		Non-U.S. Plans
	As of September 28, 2012	As of September 30, 2011	As of September 28, 2012	As of September 30, 2011
Accumulated benefit obligation	$931	$819	$1,235	$1,050
Accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$931	$819	$1,224	$1,034
Fair value of plan assets	623	529	1,003	852
Aggregate benefit obligation and fair value of plan assets for plans with benefit obligations in excess of plan assets:
Aggregate benefit obligation	$931	$819	$1,254	$1,047
Fair value of plan assets	623	529	1,016	852

        In determining the expected return on plan assets, the Company considers the relative weighting of plan assets by asset class, historical performance of asset classes over long-term periods, asset class performance expectations as well as current and future economic conditions.

        The Company's investment strategy for its pension plans is to manage the plans on a going-concern basis. Current investment policy is to maintain an adequate level of diversification while maximizing the return on assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants as well as providing adequate liquidity to meet

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Retirement Plans (Continued)

immediate and future benefit payment requirements. In addition, local regulations and local financial considerations are factors in determining the appropriate investment strategy in each country. For U.S. pension plans, this policy targets a 60% allocation to equity securities and a 40% allocation to debt securities. Various asset allocation strategies are in place for non-U.S. pension plans, with a weighted-average target allocation of 48% to equity securities, 48% to debt securities and 4% to other asset classes.

        Pension plans have the following weighted-average asset allocations:

	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011
Asset Category:
Equity securities	59%	55%	50%	46%
Debt securities	39%	44%	50%	52%
Cash and cash equivalents	2%	1%	—%	2%

Total	100%	100%	100%	100%

        Although the Company does not buy or sell any of its own securities as a direct investment for its pension funds, due to external investment management in certain commingled funds, the plans may indirectly hold Tyco securities. The aggregate amount of the securities would not be considered material relative to the total fund assets.

        The Company evaluates its defined benefit plans' asset portfolios for the existence of significant concentrations of risk. Types of investment concentration risks that are evaluated include, but are not limited to, concentrations in a single entity, industry, foreign country and individual fund manager. As of September 28, 2012, there were no significant concentrations of risk in the Company's defined benefit plan assets.

        The Company's plan assets are accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and their placement within the fair value hierarchy levels. The Company's asset allocations by level within the fair value hierarchy as of September 28,

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Retirement Plans (Continued)

2012 and September 30, 2011 are presented in the table below for the Company's material defined benefit plans.

	As of September 28, 2012
($ in millions)	Level 1	Level 2	Total
Equity securities:
U.S. equity securities	$162	$268	$430
Non-U.S. equity securities	101	336	437
Fixed income securities:
Government and government agency securities	58	272	330
Corporate debt securities	—	384	384
Mortgage and other asset-backed securities	—	39	39
Cash and cash equivalents	19	—	19

Total	$340	$1,299	$1,639

	As of September 30, 2011
($ in millions)	Level 1	Level 2	Total
Equity securities:
U.S. equity securities	$116	$203	$319
Non-U.S. equity securities	87	282	369
Fixed income securities:
Government and government agency securities	37	260	297
Corporate debt securities	—	345	345
Mortgage and other asset-backed securities	—	51	51
Cash and cash equivalents	25	—	25

Total	$265	$1,141	$1,406

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

        Fixed income securities consist primarily of government and government agency securities, corporate debt securities, and mortgage and other asset-backed securities. When available, fixed income securities are valued at the closing price reported in the active market in which the individual security is traded. Government and government agency securities and corporate debt securities are valued using the most recent bid prices or occasionally the mean of the latest bid and ask prices when markets are less liquid. Asset-backed securities including mortgage backed securities are valued using broker/dealer quotes when available. When quotes are not available, fair value is determined utilizing a discounted cash flow approach, which incorporates other observable inputs such as cash flows, underlying security structure and market information including interest rates and bid evaluations of comparable securities.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Retirement Plans (Continued)

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

        The following tables set forth a summary of pension plan assets valued using NAV or its equivalent as of September 28, 2012 and September 30, 2011 ($ in millions):

	As of September 28, 2012
Investment ($ in millions)	Fair Value	Redemption Frequency	Redemption Notice Period
U.S. equity securities	$265	Daily	1 day
Non-U.S. equity securities	329	Daily, Semi-monthly	1 day, 2 days, 3 days
Government and government agency securities	119	Daily	1 day
Corporate debt securities	136	Daily	1 day, 2 days

	$849

	As of September 30, 2011
Investment ($ in millions)	Fair Value	Redemption Frequency	Redemption Notice Period
U.S. equity securities	$136	Daily	1 day
Non-U.S. equity securities	56	Daily, Semi-monthly	1 day, 5 days
Government and government agency securities	116	Daily	1 day
Corporate debt securities	113	Daily	1 day, 2 days, 3 days
Mortgage and other asset-backed securities	26	Daily	1 day, 3 days

	$447

        The strategy of the Company's investment managers with regard to the investments valued using NAV or its equivalent is to either match or exceed relevant benchmarks associated with the respective asset category. None of the investments valued using NAV or its equivalent contain any redemption restrictions or unfunded commitments.

        During 2012, the Company contributed $36 million to its U.S. and $52 million to its non-U.S. pension plans, which represented the Company's minimum required contributions to its pension plans for fiscal year 2012. The Company did not make any voluntary contributions to its U.S. and non-U.S. plans during 2012.

        The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates as well as to make discretionary voluntary contributions from time-to-time. The Company anticipates that it will contribute at least the minimum required to its pension plans in 2013 of $11 million for the U.S. plans and $50 million for non-U.S. plans.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Retirement Plans (Continued)

        Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows ($ in millions):

	U.S. Plans	Non-U.S. Plans
2013	$42	$46
2014	43	48
2015	43	51
2016	45	53
2017	45	56
2018 - 2022	243	312

        The Company also participates in a number of multi-employer defined benefit plans on behalf of certain employees. Pension expense related to multi-employer plans was not material for 2012, 2011 and 2010.

        Executive Retirement Arrangements—Messrs. Kozlowski and Swartz participated in individual Executive Retirement Arrangements maintained by Tyco (the "ERA"). Under the ERA, Messrs. Kozlowski and Swartz would have fixed lifetime benefits commencing at their normal retirement age of 65. The Company's accrued benefit obligations for Messrs. Kozlowski and Swartz as of September 28, 2012 were $93 million and nil, respectively. The Company's accrued benefit obligations for Messrs. Kozlowski and Swartz as of September 30, 2011 were $93 million and $48 million, respectively. During the second quarter of fiscal 2012, the Company reversed the liability related to Mr. Swartz's pay and benefits due to the expiration of the statute of limitations, which was recorded in selling, general and administrative expenses in the Company's Consolidated Statement of Operations. Retirement benefits are available at earlier ages and alternative forms of benefits can be elected. Any such variations would be actuarially equivalent to the fixed lifetime benefit starting at age 65. Amounts owed to Mr. Kozlowski under the ERA are the subject of litigation brought by the Company against him. See Note 14.

        Defined Contribution Retirement Plans—The Company maintains several defined contribution retirement plans, which include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $58 million, $54 million and $57 million for 2012, 2011 and 2010, respectively. The Company also maintains an unfunded Supplemental Executive Retirement Plan ("SERP"). This plan is nonqualified and restores the employer match that certain employees lose due to IRS limits on eligible compensation under the defined contribution plans. The expense related to the SERP was not material for 2012, 2011 and 2010.

        Deferred Compensation Plans—The Company has nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to a number of funds in the Company's 401(k) plans and the account balance fluctuates with the investment returns on those funds. Deferred compensation liabilities were $103 million and $87 million as of September 28, 2012 and September 30, 2011, respectively. Deferred compensation expense was not material for 2012, 2011 and 2010.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Retirement Plans (Continued)

        Postretirement Benefit Plans—The Company generally does not provide postretirement benefits other than pensions for its employees. However, certain acquired operations provide these benefits to employees who were eligible at the date of acquisition, and a small number of U.S. and Canadian operations provide ongoing eligibility for such benefits.

        Net periodic postretirement benefit cost was not material for 2012, 2011 and 2010. The Company's Consolidated Balance Sheets include unfunded postretirement benefit obligations of $40 million and $38 million as of September 28, 2012 and September 30, 2011, respectively within other liabilities. The Company's Consolidated Balance Sheets include nil of postretirement benefit assets as of both September 28, 2012 and September 30, 2011. In addition, the Company recorded a net actuarial gain of $4 million and $8 million within accumulated other comprehensive loss as of September 28, 2012 and September 30, 2011, respectively.

        The Company expects to make contributions to its postretirement benefit plans of $4 million in 2013.

        Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows ($ in millions):

2013	$4
2014	4
2015	3
2016	3
2017	3
2018-2022	14

16. Shareholders' Equity

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

        Under Swiss law, the authority to declare dividends is vested in the general meeting of shareholders, and on March 7, 2012, the Company's shareholders approved a cash dividend of $0.50 per share, payable to shareholders in two quarterly installments of $0.25 on May 23, 2012 and August 22, 2012. On September 17, 2012, the Company's shareholders approved a cash dividend of $0.30 per share, payable to shareholders in two quarterly installments of $0.15 on November 15, 2012 and February 20, 2013. The $0.30 dividend reflects the impact of the 2012 Separation on the Company's dividend policy. As a result, the Company recorded an accrued dividend of $231 million as of March 7, 2012 and an additional accrued dividend of $139 million as of September 17, 2012 within accrued and other current liabilities and a corresponding reduction to contributed surplus. The first installment of $0.25 was paid on May 23, 2012 to shareholders on record on April 27, 2012. The second installment of $0.25 was paid on August 22, 2012 to shareholders on record on July 27, 2012.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Shareholders' Equity (Continued)

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

Common Stock

        As of September 28, 2012, the Company's share capital amounted to CHF 3,258,632,435, or 486,363,050 registered common shares with a par value of CHF 6.70 per share. Until March 9, 2013, the Board of Directors may increase the Company's share capital by a maximum amount of CHF 1,628,100,000 by issuing a maximum of 243,000,000 shares. In addition, (i) the share capital of the Company may be increased by an amount not exceeding CHF 321,127,717 through the issue of a maximum of 47,929,510 shares through the exercise of conversion and/or option or warrant rights granted in connection with bonds, notes or similar instruments and (ii) the share capital of the Company may be increased by an amount not exceeding CHF 321,127,717 through the issue of a maximum of 47,929,510 shares to employees and other persons providing services to the Company. Although the Company states its par value in Swiss francs, it continues to use the U.S. dollar as its reporting currency for preparing its Consolidated Financial Statements.

Share Repurchase Program

        The Company's Board of Directors approved the $1.0 billion 2011 share repurchase program, the $1.0 billion 2010 share repurchase program and the $1.0 billion 2008 share repurchase program, in April 2011, September 2010 and July 2008, respectively. Share repurchases reduce the amount of common shares outstanding and decrease the dividends declared on the Consolidated Statement of

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Shareholders' Equity (Continued)

Shareholders' Equity. Shares repurchased by the Company by fiscal year and share repurchase program are provided below:

	2011 Share Repurchase Program		2010 Share Repurchase Program		2008 Share Repurchase Program
	Shares (in millions)	Amounts ($ in billions)	Shares (in millions)	Amounts ($ in billions)	Shares (in millions)	Amounts ($ in billions)
Approved Repurchase Amount		$1.0		$1.0		$1.0
Repurchases
Fiscal 2012	11.0	0.5
Fiscal 2011	6.0	0.3	24.0	1.0
Fiscal 2010	N/A	N/A	—	—	24.3	0.9
Fiscal 2009	N/A	N/A	N/A	N/A	—	—
Fiscal 2008	N/A	N/A	N/A	N/A	2.5	0.1

Remaining Amount Available		$0.2		$—		$—

17. Share Plans

        Tyco share-based compensation cost recognized during 2012 was $140 million, which included $81 million in selling, general and administrative expenses, $27 million related to discontinued operations, $28 million in separation costs and $4 million in restructuring charges. Total share-based compensation during 2011 was $110 million, which included $89 million in selling, general and administrative expenses, and $21 million related to discontinued operations. Total share-based compensation during 2010 was $120 million, which included $99 million in selling, general and administrative expenses, and $21 million related to discontinued operations. The Company has recognized a related tax benefit associated with its share-based compensation arrangements during 2012, 2011 and 2010 of $43 million, $31 million and $35 million, of which $8 million, $6 million, and $6 million is included in discontinued operations, respectively.

        On July 12, 2012, in connection with the 2012 Separation, the Board of Directors approved the conversion of all outstanding performance share units of the Company into restricted stock units based on performance achieved through June 29, 2012. Each performance share unit converted into a number of restricted stock units at a ratio determined by the Compensation Committee on August 2, 2012 based on its review and certification of performance results through June 29, 2012. Upon vesting of the resulting restricted stock units, each award will be settled in stock. All awards maintained their original vesting terms. The modifications made to the market-based condition of outstanding performance share units as a result of the 2012 Separation also constituted a modification similar to the modification described above. As a result, the modification resulted in incremental compensation cost of $8 million, of which $7 million was recorded in separation costs and $1 million in discontinued operations for the year ended September 28, 2012. In addition, incremental expense was recognized in the quarter related to the performance achieved through June 29, 2012. Such expense totaled $7 million, of which $6 million was recorded in separation costs and $1 million in discontinued operations for the year ended September 28, 2012.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Share Plans (Continued)

        In connection with the 2012 Separation, most employees' outstanding stock option awards were converted into options to acquire the stock of the employee's post-separation employer in a manner designed to preserve the intrinsic value of such awards. However, for certain corporate employees and for all terminated employees, all or a portion of such employees' stock option awards were converted into options to acquire the stock of each of the Company, Pentair and ADT. The modifications made to the share options as a result of the 2012 Separation constituted a modification under the authoritative guidance for accounting for stock compensation, which requires a comparison of fair values of the stock option awards immediately before the 2012 Separation and the fair values immediately after the 2012 Separation. In certain instances, the fair value immediately after the 2012 Separation was higher. As a result, the modification resulted in incremental compensation cost of $1 million, the majority of which was recorded in discontinued operations for the year ended September 28, 2012. Except for the changes described, the material terms of the stock option awards remained unchanged from the original grant.

        Also in connection with the 2012 Separation, restricted stock units held by Tyco employees and deferred stock units held by Tyco directors were converted, in some cases, into restricted stock units in the Company, Pentair and ADT, and in other cases, solely into restricted stock units of the employee's post-separation employer. All such modifications were designed in a manner to preserve the intrinsic value of such awards. Except for the changes described, the material terms of the restricted stock units and deferred stock units remained unchanged from the original grant.

        During 2004, the 2004 Plan effectively replaced the Tyco International Ltd. Long Term Incentive Plan, as amended as of May 12, 1999 (the "LTIP I Plan") and the Tyco International Ltd. Long Term Incentive Plan II (the "LTIP II Plan") for all awards effective on and after March 25, 2004. The 2004 Plan provided for the award of stock options, stock appreciation rights, annual performance bonuses, long term performance awards, restricted units, restricted shares, deferred stock units, promissory stock and other stock-based awards (collectively, "Awards").

        The 2004 Plan provided for a maximum of 40 million common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2004 Plan. In addition, any common shares that have been approved by the Company's shareholders for issuance under the LTIP Plans but which have not been awarded there under as of January 1, 2004, reduced by the number of common shares related to Awards made under the LTIP Plans between January 1, 2004 and March 25, 2004, the date the 2004 Plan was approved by shareholders, (or which have been awarded but will not be issued, owing to expiration, forfeiture, cancellation, return to the Company or settlement in cash in lieu of common shares on or after January 1, 2004) and which are no longer available for any reason (including the termination of the LTIP Plans) will also be available for issuance under the 2004 Plan. When common shares are issued pursuant to a grant of a full value award, the total number of common shares remaining available for grant will be decreased by a margin of at least 1.8 per share issued. As of September 28, 2012, there were approximately 10 million shares available for grant under the 2004 Plan. As of October 1, 2012, the 2012 Plan replaced the 2004 Plan and no further awards are permitted to be granted under the 2004 Plan.

        The LTIP I Plan reserved common shares for issuance to Tyco's directors, executives and managers as share options. During 2012, there were approximately 0.1 million shares originally reserved for issuance under this plan, that became available for future grant under the 2004 Plan due to expiration,

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Share Plans (Continued)

forfeiture or cancellation. As of September 28, 2012, an immaterial number of options remained outstanding which were granted under the LTIP I prior to its termination.

        The LTIP II Plan was a broad-based option plan for non-officer employees. The terms and conditions of this plan were similar to the LTIP I Plan. During 2012, there were approximately 0.1 million shares originally reserved for issuance under this plan that became available for future grant under the 2004 Plan due to expiration, forfeiture or cancellation. As of September 28, 2012, 0.2 million options remained outstanding which were granted under the LTIP II prior to its termination.

        On September 17, 2012, shareholders approved the Tyco International 2012 Stock and Incentive Plan (the "2012 Plan") which replaces the 2004 Plan. Pursuant to the plan, effective October 1, 2012, 50 million common shares are available for equity-based awards, subject to adjustments as provided under the terms of the 2012 Plan. No additional shares are available under the 2004 Plan. In addition, any common shares which have been awarded under the 2004 Tyco International Ltd. Stock and Incentive Plan (the "2004 Plan") but which are not issued, owing to expiration, forfeiture, cancellation, return to the Company or settlement in cash in lieu of common shares on or after January 1, 2004 and which are no longer available for any reason will also be available for issuance under the 2012 Plan. When common shares are issued pursuant to a grant of a full value award (for example, restricted stock units and performance share units), the total number of common shares remaining available for grant will be decreased by 3.32 shares.

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

        The grant-date fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on an analysis of historic and implied volatility measures for a set of peer companies. The average expected life is based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual share option forfeitures. The weighted-average assumptions used in the Black-Scholes option pricing model for 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Expected stock price volatility	36%	33%	34%
Risk free interest rate	1.46%	1.30%	2.50%
Expected annual dividend per share	$1.00	$0.84	$0.80
Expected life of options (years)	5.8	5.2	5.5

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Share Plans (Continued)

        The weighted-average pre-conversion grant-date fair values of options granted during 2012, 2011 and 2010 was $12.56, $9.22 and $9.18, respectively. The total intrinsic value of options exercised during 2012, 2011 and 2010 was $85 million, $84 million and $32 million, respectively. The related excess cash tax benefit classified as a financing cash inflow for 2012, 2011 and 2010 was not material.

        A summary of the option activity as of September 28, 2012, and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding as of September 30, 2011	21,912,162	$41.06
Granted	3,539,800	44.71
Exercised	(5,760,937)	38.40
Expired	(574,912)	52.44
Forfeited	(775,582)	41.77

Pre-separation balance outstanding as of September 28, 2012	18,340,531	42.21	5.74	$260

Post-separation balance outstanding as of September 28, 2012	21,670,340	20.89	5.89	$144

Post-separation vested and unvested expected to vest as of September 28, 2012	20,651,472	20.91	5.76	$137
Post-separation exercisable as of September 28, 2012	13,172,246	21.91	4.47	$75

        As of September 28, 2012, there was $26 million of total unrecognized compensation cost related to unvested options granted. The cost is expected to be recognized over a weighted-average period of 2.5 fiscal years.

        Employee Stock Purchase Plans—Under the U.K. Save As You Earn Plan ("SAYE Plan"), eligible employees in the United Kingdom were granted options to purchase shares at the end of three years of service at 85% of the market price at the time of grant. Options under the SAYE Plan are generally exercisable after a period of three years and expire six months after the date of vesting. The SAYE Plan provided for a maximum of 10 million common shares to be issued. All of the shares purchased under the SAYE Plan were purchased on the open market. The SAYE Plan was approved on November 3, 1999 for a ten year period and expired according to its terms on November 3, 2009. The International Benefits Oversight Committee has not approved any additional grants since the last annual grant on October 9, 2008 and it has not applied for approval of a replacement for the SAYE Plan at this time.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Share Plans (Continued)

        A summary of option activity under the SAYE Plan as of September 28, 2012, and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding as of September 30, 2011	84,986	$34.41
Exercised	(77,318)	34.41
Expired	(6,531)	34.41
Forfeited	(1,137)	34.41

Outstanding as of September 28, 2012	—	—	—	—
Vested and unvested expected to vest as of September 28, 2012	—	—	—	—

        The grant-date-fair value of each option grant is estimated using the Black-Scholes option pricing model. Assumptions for expected volatility, the average expected life, the risk-free rate, as well as the expected annual dividend per share were made using the same methodology as previously described under Share Options.

        There were no options granted under the SAYE Plan during 2012, 2011 and 2010. The total intrinsic value of options exercised during 2012, 2011 and 2010 was $1.0 million, $0.4 million and $1.0 million, respectively. The related excess cash tax benefit classified as a financing cash inflow for 2012, 2011 and 2010 was not material. As of September 28, 2012, there were no shares outstanding and no unrecognized compensation cost related to the SAYE Plan.

        Restricted Share Awards—Restricted share awards, including restricted stock units and performance share units are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant. Restrictions on the award generally lapse upon normal retirement, if more than twelve months from the grant date, death or disability of the employee.

        The fair market value of restricted awards, both time vesting and those subject to specific performance criteria, are expensed over the period of vesting. Restricted stock units, which vest based solely upon passage of time generally vest over a period of four years. The fair value of restricted stock units is determined based on the closing market price of the Company's shares on the grant date. Performance share units, which are restricted share awards that vest dependent upon attainment of various levels of performance that equal or exceed targeted levels generally vest in their entirety three years from the grant date. The fair value of performance share units is determined based on the Monte Carlo valuation model. The compensation expense recognized for all restricted share awards is net of estimated forfeitures.

        Recipients of restricted stock units have no voting rights and receive dividend equivalent units ("DEUs"). Recipients of performance share units have no voting rights and may receive DEUs depending on the terms of the grant.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Share Plans (Continued)

        A summary of the activity of the Company's restricted stock unit awards as of September 28, 2012 and changes during the year then ended is presented in the tables below:

Non-vested Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of September 30, 2011	3,303,312	$34.78
Granted	1,464,374	45.54
Vested	(3,486,900)	37.26
Forfeited	(562,848)	42.46
Conversion of performance share units to restricted stock unit	3,514,942	42.18

Pre-separation unvested as of September 28, 2012	4,232,880	40.17

Post-separation unvested as of September 28, 2012	5,164,283	20.24

        The weighted-average pre-conversion grant-date fair value of restricted stock units granted during 2012, 2011 and 2010 was $45.54, $37.90 and $34.23, respectively. The total fair value of restricted stock units vested during 2012, 2011 and 2010 was $90 million, $62 million and $54 million, respectively. Vested awards include approximately 2 million shares that have been fully earned, but had not been delivered as of September 28, 2012.

        As of September 28, 2012, there was $57 million of total unrecognized compensation cost related to all unvested restricted share awards. The cost is expected to be recognized over a weighted-average period of 2.2 fiscal years.

        A summary of the activity of the Company's performance share unit awards as of September 28, 2012 and changes during the year then ended is presented in the table below:

Non-vested Performance Share Units	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of September 30, 2011	2,235,598	$35.50
Granted	2,622,919	48.86
Vested	(1,288,013)	27.84
Forfeited	(55,562)	43.67
Conversion of performance share units to restricted stock units	(3,514,942)	42.18

Unvested as of September 28, 2012	—	—

        The weighted-average pre-conversion grant-date fair value of performance share units granted during 2012, 2011 and 2010 was $48.86, $41.37 and $40.27, respectively. The total fair value of performance share units vested during 2012 was $25 million. No performance share units vested during 2011 or 2010. As of August 2, 2012, all performance share units were converted to restricted stock units; the outstanding shares at that time have been moved to the restricted stock units reporting table. The granted activity reflects the incremental performance share units earned based upon performance achieved through June 29, 2012.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Share Plans (Continued)

        Deferred Stock Units—Deferred Stock Units ("DSUs") are notional units that are tied to the value of Tyco common shares with distribution deferred until termination of employment or service to the Company. Distribution, when made, will be in the form of actual shares on a one-for-one basis. Similar to restricted stock units that vest over time, the fair value of DSUs is determined based on the closing market price of the Company's shares on the grant date and is amortized to expense over the vesting period. Recipients of DSUs do not have the right to vote and do not receive cash dividends. However, they have the right to receive dividend equivalent units. Conditions of vesting are determined at the time of grant. Under the 2004 Plan, grants made to executives generally vested in equal annual installments over three years while DSUs granted to the Board of Directors were immediately vested. The Company has granted 1.1 million DSUs, all of which are fully vested. The delivery of approximately 1.0 million DSUs will occur six months following September 28, 2012.

        There were no DSU awards granted during 2012, 2011 and 2010, however participants continue to earn DEUs on their existing awards. The total fair value of DSUs including DEUs vested during 2012, 2011 and 2010 was $1 million, $1 million and $1 million, respectively.

18. Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss are as follows ($ in millions):

	Currency Translation Adjustments(1)(2)	Unrealized Gain (Loss) on Marketable Securities and Derivative Instruments	Retirement Plans	Accumulated Other Comprehensive (Loss) Income
Balance as of September 25, 2009	$415	$4	$(506)	$(87)
Pre-tax current period change	(141)	—	(47)	(188)
Divestiture of businesses	(67)	—	—	(67)
Income tax benefit	7	—	14	21

Balance as of September 24, 2010	214	4	(539)	(321)
Pre-tax current period change	20	(2)	(12)	6
Divestiture of businesses	(164)	—	33	(131)
Income tax (expense) benefit	—	(2)	12	10

Balance as of September 30, 2011	70	—	(506)	(436)
Pre-tax current period change	92	(1)	(205)	(114)
Divestiture of businesses	2	—	—	2
Income tax (expense) benefit	(1)	1	42	42
Distribution of Tyco Flow Control and ADT	(582)	—	122	(460)

Balance as of September 28, 2012	$(419)	$—	$(547)	$(966)

(1)
During the years ended September 28, 2012, September 30, 2011 and September 24, 2010, $2 million of cumulative translation loss and $164 million and $67 million of cumulative translation gains, respectively, were transferred from currency translation adjustments as a result of the sale of foreign

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Accumulated Other Comprehensive Loss (Continued)

  entities. Of these amounts, $2 million, $126 million and nil, respectively, are included in income from discontinued operations.

(2)
Income tax on the net investment hedge was $1 million of an income tax expense for the year ended September 28, 2012, nil for the year ended September 30, 2011 and $7 million of an income tax benefit for the year ended September 24, 2010.

19. Consolidated Segment Data

        Segment information is consistent with how management reviews the businesses, make investing and resource allocation decisions and assesses operating performance.

        In connection with the 2012 Separation, the Company has realigned its management and segment reporting structure beginning in the fourth quarter of fiscal 2012. The Company operates and reports financial and operating information in the following three segments:

  •
  NA Installation & Services designs, sells, installs, services and monitors electronic security systems and fire detection and suppression systems for commercial, industrial, retail, institutional and governmental customers in North America.

  •
  ROW Installation & Services designs, sells, installs, services and monitors electronic security systems and fire detection and suppression systems for commercial, industrial, retail, residential, small business, institutional and governmental customers in the Rest of World ("ROW") regions.

  •
  Global Products designs, manufactures and sells fire protection, security and life safety products, including intrusion security, anti-theft devices, breathing apparatus and access control and video management systems, for commercial, industrial, retail, residential, small business, institutional and governmental customers worldwide, including products installed and serviced by our NA and ROW Installation & Services segments.

        The Company also provides general corporate services to its segments which will be reported as a fourth, non-operating segment, Corporate and Other. For the years ended September 30, 2011 and September 24, 2010, Corporate and Other includes the Company's former Electrical and Metal Products business which was divested in the first quarter of fiscal 2011.

        As a result of the 2012 Separation, net revenue, operating income, depreciation and amortization and capital expenditures for the years ended September 30, 2011 and September 24, 2010 have been recast for

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Consolidated Segment Data (Continued)

the new segment structure. Selected information by segment is presented in the following tables ($ in millions):

	2012(2)	2011(2)	2010(2)
Net revenue(1):
NA Installation & Services	$3,962	$4,022	$3,784
ROW Installation & Services	4,341	4,434	4,302
Global Products	2,100	1,754	1,526
Corporate and Other	—	347	1,408

	$10,403	$10,557	$11,020

(1)
Net revenue by operating segment excludes intercompany transactions.

(2)
Fiscal 2011 was a 53-week year. Fiscal years 2012 and 2010 were 52-week years.

	2012	2011	2010
Operating income (loss):
NA Installation & Services	$374	$425	$349
ROW Installation & Services	456	405	373
Global Products	353	295	245
Corporate and Other(1)	(498)	(143)	(352)

	$685	$982	$615

(1)
Operating income includes $7 million and $100 million for the years ended September 30, 2011 and September 24, 2010, respectively, related to the Company's former Electrical and Metals Products business of which a majority interest was sold during the first quarter of fiscal 2011. Operating income for the year ended September 30, 2011 also included a gain, net of working capital adjustments, of $248 million related to the same sale. See Note 3.

        Total assets by segment as of September 28, 2012, September 30, 2011 and September 24, 2010 are as follows ($ in millions):

	2012	2011	2010
Total Assets:
NA Installation & Services	$3,989	$4,025	$4,006
ROW Installation & Services	3,884	3,633	3,595
Global Products	2,377	2,037	1,852
Corporate and Other	2,115	3,047	4,195
Assets of discontinued operations	—	13,960	13,418

	$12,365	$26,702	$27,066

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Consolidated Segment Data (Continued)

        Depreciation and amortization and capital expenditures by segment for the years ended September 28, 2012, September 30, 2011 and September 24, 2010 are as follows ($ in millions):

	2012	2011	2010
Depreciation and amortization:
NA Installation & Services	$137	$143	$164
ROW Installation & Services	211	211	199
Global Products	63	49	38
Corporate and Other	7	18	48

	$418	$421	$449

	2012	2011	2010
Capital expenditures
NA Installation & Services	$107	$76	$84
ROW Installation & Services	211	210	175
Global Products	74	66	41
Corporate and Other	14	19	51	(1)

	$406	$371	$351

(1)
Amount relates primarily to the Company's former Electrical and Metal Products business of which a majority interest was sold during the first quarter of 2011. See Note 3.

        Net revenue by geographic area for the years ended September 28, 2012, September 30, 2011 and September 24, 2010 is as follows ($ in millions):

	2012(3)	2011(3)	2010(3)
Net Revenue(1):
North America(2)	$5,257	$5,386	$5,905
Latin America	441	459	519
Europe, Middle East and Africa	2,766	2,896	2,979
Asia-Pacific	1,939	1,816	1,617

	$10,403	$10,557	$11,020

(1)
Net revenue is attributed to individual countries based on the reporting entity that records the transaction.

(2)
Includes U.S. net revenue of $4,478 million, $4,630 million and $5,194 million for 2012, 2011 and 2010, respectively.

(3)
Fiscal 2011 was a 53-week year. Fiscal years 2012 and 2010 were 52-week years.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Consolidated Segment Data (Continued)

        Long-lived assets by geographic area as of September 28, 2012, September 30, 2011 and September 24, 2010 are as follows ($ in millions):

	2012	2011	2010
Long-lived assets(1):
North America(2)	$925	$967	$988
Latin America	151	144	135
Europe, Middle East and Africa	359	367	397
Asia-Pacific	587	535	462
Corporate and Other	29	33	269

	$2,051	$2,046	$2,251

(1)
Long-lived assets are comprised primarily of subscriber system assets, net, property, plant and equipment, net, deferred subscriber acquisition costs, net and dealer intangibles. They exclude goodwill, other intangible assets and other assets.

(2)
Includes U.S. long-lived assets of $856 million, $895 million and $919 million for 2012, 2011 and 2010, respectively.

20. Supplementary Consolidated Balance Sheet Information

        Selected supplementary Consolidated Balance Sheet information as of September 28, 2012 and September 30, 2011 is as follows ($ in millions):

	As of September 28, 2012	As of September 30, 2011
Contracts in process	$360	$299
Other	490	367

Prepaid expenses and other current assets	$850	$666

Deferred tax asset-non current	$398	$833
Other	806	1,035

Other assets	$1,204	$1,868

Accrued payroll and payroll related costs	$296	$350
Deferred income tax liability-current	10	22
Income taxes payable-current	126	98
Accrued dividends	139	232
Other	1,217	1,092

Accrued and other current liabilities	$1,788	$1,794

Long-term pension and postretirement liabilities	$593	$516
Deferred income tax liability-non-current	211	294
Income taxes payable-non-current	124	112
Other	1,413	1,329

Other liabilities	$2,341	$2,251

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Inventory

        Inventories consisted of the following ($ in millions):

	As of September 28, 2012	As of September 30, 2011
Purchased materials and manufactured parts	$135	$130
Work in process	80	73
Finished goods	419	336

Inventories	$634	$539

        Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

22. Property, Plant and Equipment

        Property, plant and equipment consisted of the following ($ in millions):

	As of September 28, 2012	As of September 30, 2011
Land	$44	$38
Buildings	358	350
Subscriber systems	3,063	2,971
Machinery and equipment	1,160	1,107
Property under capital leases(1)	16	35
Construction in progress	102	79
Accumulated depreciation(2)	(3,073)	(2,971)

Property, Plant and Equipment, net	$1,670	$1,609

(1)
Property under capital leases consists primarily of buildings.

(2)
Accumulated amortization of capital lease assets was $16 million and $26 million as of September 28, 2012 and September 30, 2011, respectively.

23. Tyco International Finance S.A.

        TIFSA, a wholly-owned subsidiary of the Company, has public debt securities outstanding which are fully and unconditionally guaranteed by Tyco. See Note 11. The following tables present condensed consolidating financial information for Tyco, TIFSA and all other subsidiaries. Condensed financial information for Tyco and TIFSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

        As a result of the 2012 Separation, the Company undertook certain steps during fiscal 2012 to restructure the ownership of subsidiaries within Tyco. Specifically, the Company completed the transfer of certain investments from TIFSA to Tyco. Since the transactions were entirely among wholly-owned subsidiaries of Tyco, there was no impact on the Company's financial position, results of operations and cash flows. The transactions did, however, result in a decrease to TIFSA's investment in subsidiaries. Since these transactions were among entities under common control, their effects have been reflected as of the beginning of the earliest period presented, which resulted in a net decrease to TIFSA's investment in subsidiaries of $117 million as of September 30, 2011.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 28, 2012
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$10,403	$—	$10,403
Cost of product sales and services	—	—	6,626	—	6,626
Selling, general and administrative expenses	15	15	2,873	—	2,903
Separation costs	3	1	67	—	71
Restructuring, asset impairment and divestiture charges, net	1	—	117	—	118

Operating (loss) income	(19)	(16)	720	—	685
Interest income	—	—	19	—	19
Interest expense	—	(204)	(5)	—	(209)
Other (expense) income, net	(4)	(453)	3	—	(454)
Equity in net income of subsidiaries	913	1,037	—	(1,950)	—
Intercompany interest and fees	(412)	282	225	(95)	—

Income from continuing operations before income taxes	478	646	962	(2,045)	41
Income tax expense	(2)	(2)	(344)	—	(348)
Equity (loss) income in earnings of unconsolidated subsidiaries	—	—	(26)	—	(26)

Income (loss) from continuing operations	476	644	592	(2,045)	(333)
(Loss) income from discontinued operations, net of income taxes	(4)	—	713	95	804

Net income	472	644	1,305	(1,950)	471
Less: noncontrolling interest in subsidiaries net (loss) income	—	—	(1)	—	(1)

Net income attributable to Tyco common shareholders	$472	$644	$1,306	$(1,950)	$472

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Tyco International Finance S.A. (Continued)

 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 30, 2011
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$10,557	$—	$10,557
Cost of product sales and services	—	—	6,890	—	6,890
Selling, general and administrative expenses	32	12	2,790	—	2,834
Restructuring, asset impairment and divestiture charges (gains), net	3	—	(152)	—	(149)

Operating (loss) income	(35)	(12)	1,029	—	982
Interest income	—	—	27	—	27
Interest expense	—	(237)	(3)	—	(240)
Other (expense) income, net	(7)	—	2	—	(5)
Equity in net income of subsidiaries	2,863	2,138	—	(5,001)	—
Intercompany interest and fees	(1,098)	337	900	(139)	—

Income from continuing operations before income taxes	1,723	2,226	1,955	(5,140)	764
Income tax expense	(4)	(25)	(105)	—	(134)
Equity (loss) income in earnings of unconsolidated subsidiaries	—	—	(12)	—	(12)

Income from continuing operations	1,719	2,201	1,838	(5,140)	618
Income from discontinued operations, net of income taxes	—	—	963	139	1,102

Net income	1,719	2,201	2,801	(5,001)	1,720
Less: noncontrolling interest in subsidiaries net (loss) income	—	—	1	—	1

Net income attributable to Tyco common shareholders	$1,719	$2,201	$2,800	$(5,001)	$1,719

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 24, 2010
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$11,020	$—	$11,020
Cost of product sales and services	—	—	7,404	—	7,404
Selling, general and administrative expenses	15	2	2,929	—	2,946
Restructuring, asset impairment and divestiture charges, net	—	—	55	—	55

Operating (loss) income	(15)	(2)	632	—	615
Interest income	—	—	25	—	25
Interest expense	—	(278)	(1)	—	(279)
Other income (expense), net	8	(87)	3	—	(76)
Equity in net income of subsidiaries	2,511	1,093	—	(3,604)	—
Intercompany interest and fees	(1,374)	347	1,136	(109)	—

Income from continuing operations before income taxes	1,130	1,073	1,795	(3,713)	285
Income tax benefit	—	8	9	—	17

Income from continuing operations	1,130	1,081	1,804	(3,713)	302
Income from discontinued operations, net of income taxes	—	—	726	109	835

Net income	1,130	1,081	2,530	(3,604)	1,137
Less: noncontrolling interest in subsidiaries net (loss) income	—	—	7	—	7

Net income attributable to Tyco common shareholders	$1,130	$1,081	$2,523	$(3,604)	$1,130

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 28, 2012
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$844	$—	$844
Accounts receivable, net	7	—	1,704	—	1,711
Inventories	—	—	634	—	634
Intercompany receivables	1,220	1,890	10,361	(13,471)	—
Prepaid expenses and other current assets	14	—	836	—	850
Deferred income taxes	—	—	295	—	295

Total current assets	1,241	1,890	14,674	(13,471)	4,334
Property, plant and equipment, net	—	—	1,670	—	1,670
Goodwill	—	—	4,377	—	4,377
Intangible assets, net	—	—	780	—	780
Investment in subsidiaries	25,666	12,274	—	(37,940)	—
Intercompany loans receivable	1,921	7,031	19,956	(28,908)	—
Other assets	67	260	877	—	1,204

Total Assets	$28,895	$21,455	$42,334	$(80,319)	$12,365

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$—	$10	$—	$10
Accounts payable	—	—	897	—	897
Accrued and other current liabilities	187	23	1,578	—	1,788
Deferred revenue	—	—	402	—	402
Intercompany payables	3,571	6,793	3,107	(13,471)	—

Total current liabilities	3,758	6,816	5,994	(13,471)	3,097
Long-term debt	—	1,443	38	—	1,481
Intercompany loans payable	19,672	3,055	6,181	(28,908)	—
Deferred revenue	—	—	424	—	424
Other liabilities	471	—	1,870	—	2,341

Total Liabilities	23,901	11,314	14,507	(42,379)	7,343

Redeemable noncontrolling interest	—	—	12	—	12

Tyco Shareholders' Equity:
Common shares	2,792	—	—	—	2,792
Common shares held in treasury	—	—	(1,094)	—	(1,094)
Other shareholders' equity	2,202	10,141	28,893	(37,940)	3,296

Total Tyco Shareholders' Equity	4,994	10,141	27,799	(37,940)	4,994
Nonredeemable noncontrolling interest	—	—	16	—	16

Total Equity	4,994	10,141	27,815	(37,940)	5,010

Total Liabilities, Redeemable
Noncontrolling Interest and Equity	$28,895	$21,455	$42,334	$(80,319)	$12,365

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2011
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,229	$—	$1,229
Accounts receivable, net	—	—	1,547	—	1,547
Inventories	—	—	539	—	539
Intercompany receivables	1,101	1,275	6,821	(9,197)	—
Prepaid expenses and other current assets	24	—	642	—	666
Deferred income taxes	—	—	301	—	301
Assets of discontinued operations	—	—	13,960	—	13,960

Total current assets	1,125	1,275	25,039	(9,197)	18,242
Property, plant and equipment, net	—	—	1,609	—	1,609
Goodwill	—	—	4,238	—	4,238
Intangible assets, net	—	—	745	—	745
Investment in subsidiaries	36,450	19,836	—	(56,286)	—
Intercompany loans receivable	1,921	10,115	20,023	(32,059)	—
Other assets	73	298	1,497	—	1,868

Total Assets	$39,569	$31,524	$53,151	$(97,542)	$26,702

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$—	$1	$—	$1
Accounts payable	—	—	782	—	782
Accrued and other current liabilities	321	50	1,423	—	1,794
Deferred revenue	—	—	377	—	377
Intercompany payables	3,452	3,369	2,366	(9,187)	—
Liabilities of discontinued operations	—	—	3,152	(450)	2,702

Total current liabilities	3,773	3,419	8,101	(9,637)	5,656
Long-term debt	—	4,091	14	—	4,105
Intercompany loans payable	21,249	3,121	7,249	(31,619)	—
Deferred revenue	—	—	443	—	443
Other liabilities	398	—	1,853	—	2,251

Total Liabilities	25,420	10,631	17,660	(41,256)	12,455

Redeemable noncontrolling interest of discontinued operations	—	—	93	—	93

Tyco Shareholders' Equity:
Common shares	2,792	—	—	—	2,792
Common shares held in treasury	—	—	(951)	—	(951)
Other shareholders' equity	11,357	20,893	36,344	(56,286)	12,308

Total Tyco Shareholders' Equity	14,149	20,893	35,393	(56,286)	14,149
Nonredeemable noncontrolling interest	—	—	5	—	5

Total Equity	14,149	20,893	35,398	(56,286)	14,154

Total Liabilities, Redeemable
Noncontrolling Interest and Equity	$39,569	$31,524	$53,151	$(97,542)	$26,702

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 28, 2012
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(467)	$3,542	$(2,374)	$—	$701
Net cash provided by discontinued operating activities	—	—	1,885	—	1,885
Cash Flows From Investing Activities:
Capital expenditures	—	—	(406)	—	(406)
Proceeds from disposal of assets	—	—	8	—	8
Acquisition of businesses, net of cash acquired	—	—	(217)	—	(217)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	(28)	—	(28)
Divestiture of businesses, net of cash divested	—	—	(5)	—	(5)
Intercompany dividend from subsidiary	—	409	—	(409)	—
Net increase in intercompany loans	—	(1,119)	—	1,119	—
(Increase) decrease in investment in subsidiaries	(495)	207	16	272	—
Decrease in investments	—	—	41	—	41
Increase in restricted cash	—	—	(2)	—	(2)
Other	—	—	27	—	27

Net cash used in investing activities	(495)	(503)	(566)	982	(582)
Net cash used in discontinued investing activities	—	—	(1,215)	11	(1,204)
Cash Flows From Financing Activities:
Net (repayments) borrowings of debt	—	(3,039)	17	—	(3,022)
Proceeds from exercise of share options	—	—	226	—	226
Dividends paid	(461)	—	—	—	(461)
Repurchase of common shares by treasury	—	—	(500)	—	(500)
Net intercompany loan borrowings (repayments)	1,423	—	(304)	(1,119)	—
Increase in equity from parent	—	—	71	(71)	—
Transfer from discontinued operations	—	—	3,066	208	3,274
Other	—	—	(25)	—	(25)

Net cash provided by (used in) financing activities	962	(3,039)	2,551	(982)	(508)
Net cash used in discontinued financing activities	—	—	(448)	197	(251)
Effect of currency translation on cash	—	—	4	—	4
Effect of currency translation on cash related to discontinued operations	—	—	4	—	4

Net (decrease) increase in cash and cash equivalents	—	—	(159)	208	49
Net increase in cash and cash equivalents related to discontinued operations	—	—	(226)	(208)	(434)
Cash and cash equivalents at beginning of period	—	—	1,229	—	1,229

Cash and cash equivalents at end of period	$—	$—	$844	$—	$844

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2011
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(7,090)	$1,739	$6,012	$—	$661
Net cash provided by discontinued operating activities	—	—	1,767	—	1,767
Cash Flows From Investing Activities:
Capital expenditures	—	—	(371)	—	(371)
Proceeds from disposal of assets	—	—	6	—	6
Acquisition of businesses, net of cash acquired	—	—	(353)	—	(353)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	(33)	—	(33)
Divestiture of businesses, net of cash divested	35	—	674	—	709
Intercompany dividend from subsidiary	6,347	9	—	(6,356)	—
Net increase in intercompany loans	—	(1,703)	—	1,703	—
Decrease (increase) in investment in subsidiaries	4,773	(9)	(72)	(4,692)	—
Decrease in investments	—	—	26	—	26
Increase in restricted cash	—	—	(8)	—	(8)
Other	—	(12)	(25)	—	(37)

Net cash provided by (used in) investing activities	11,155	(1,715)	(156)	(9,345)	(61)
Net cash used in discontinued investing activities	—	—	(1,005)	—	(1,005)
Cash Flows From Financing Activities:
Net repayments of debt	—	(19)	(17)	—	(36)
Proceeds from exercise of share options	—	—	124	—	124
Dividends paid	(458)	—	—	—	(458)
Intercompany dividend to parent	—	—	(6,349)	6,349	—
Repurchase of common shares by treasury	(500)	—	(800)	—	(1,300)
Net intercompany loan (repayments) borrowings	(3,126)	—	4,829	(1,703)	—
Decrease in equity from parent	—	—	(4,699)	4,699	—
Transfer from discontinued operations	—	—	726	—	726
Other	19	(5)	(8)	—	6

Net cash used in financing activities	(4,065)	(24)	(6,194)	9,345	(938)
Net cash used in discontinued financing activities	—	—	(793)	—	(793)
Effect of currency translation on cash	—	—	(4)	—	(4)
Effect of currency translation on cash related to discontinued operations	—	—	(2)	—	(2)

Net decrease in cash and cash equivalents	—	—	(375)	—	(375)
Net decrease in cash and cash equivalents related to discontinued operations	—	—	33	—	33
Decrease in cash and cash equivalents from deconsolidation of variable interest entity	—	—	(10)	—	(10)
Cash and cash equivalents at beginning of period	—	—	1,581	—	1,581

Cash and cash equivalents at end of period	$—	$—	$1,229	$—	$1,229

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 24, 2010
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(325)	$(172)	$1,368	$—	$871
Net cash provided by discontinued operating activities	—	—	1,786	—	1,786
Cash Flows From Investing Activities:
Capital expenditures	—	—	(351)	—	(351)
Proceeds from disposal of assets	—	—	20	—	20
Acquisition of businesses, net of cash acquired	—	—	(48)	—	(48)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	(27)	—	(27)
Divestiture of businesses, net of cash divested	—	—	12	—	12
Intercompany dividend from subsidiary	20	—	—	(20)	—
Net increase in intercompany loans	—	(121)	—	121	—
Decrease (increase) in investment in subsidiaries	1,363	457	(1,950)	130	—
Decrease in investments	—	—	58	—	58
Decrease in restricted cash	—	—	7	—	7
Other	—	—	(14)	—	(14)

Net cash provided by (used in) investing activities	1,383	336	(2,293)	231	(343)
Net cash used in discontinued investing activities	—	—	(1,444)	—	(1,444)
Cash Flows From Financing Activities:
Net (repayments) borrowings of debt	—	(158)	22	—	(136)
Proceeds from exercise of share options	—	—	49	—	49
Dividends paid	(416)	—	—	—	(416)
Intercompany dividend to parent	—	—	(20)	20	—
Repurchase of common shares by treasury	(575)	—	(325)	—	(900)
Net intercompany loan repayments	(88)	—	(189)	277	—
Increase in equity from parent	—	—	128	(128)	—
Transfer from discontinued operations	—	—	726	(400)	326
Other	21	(6)	—	—	15

Net cash (used in) provided by financing activities	(1,058)	(164)	391	(231)	(1,062)
Net cash provided by (used in) discontinued financing activities	—	—	6	(400)	(394)
Effect of currency translation on cash related to discontinued operations	—	—	7	—	7

Net decrease in cash and cash equivalents	—	—	(179)	(400)	(579)
Net (increase) decrease in cash and cash equivalents related to discontinued operations	—	—	(355)	400	45
Cash and cash equivalents at beginning of period	—	—	2,115	—	2,115

Cash and cash equivalents at end of period	$—	$—	$1,581	$—	$1,581

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Immaterial Corrections

        During the fourth quarter of 2012, the Company determined that certain aged receivables in its ROW Installation & Services segment related to security contracts in China may not be collectible. After a formal investigation, the Company determined that certain records relating to those receivables were falsified by district level employees located in one region of China. The Company has concluded that the revenue recognition practices related to the aged receivables, which dated back to fiscal 2008, were inappropriate. The Company has evaluated and concluded that the identified amounts were not material to any of its previously issued annual and interim financial statements, including the effects of presenting ADT and Tyco Flow Control as discontinued operations. Although management has determined the amounts individually and in the aggregate are not material to prior periods, in accordance with authoritative accounting literature on considering the effects of prior year misstatements when quantifying misstatements in current year, the financial statements included herein have been adjusted to correct for the impact of these items.

        The Company has revised its previously issued annual and interim (See Supplementary Financial Information—Quarterly Financial Data) financial statements as well as the other subsidiaries column in the Company's guarantor financial statements (See Note 23) and the financial statement schedule listed in the Index at Item 15 in this Annual Report on Form 10-K to reflect certain immaterial adjustments, primarily related to revenue recognition and cost of goods sold. As a result of these adjustments, basic and diluted earnings per share attributable to Tyco common shareholders' decreased by $0.03 for fiscal 2011. There was no impact to basic or diluted earnings per share attributable to Tyco common shareholders' for fiscal 2010. The following tables set forth the impact of the corrections on the Company's Consolidated Statement of Operations for the fiscal years ended September 30, 2011 and September 24, 2010 and Consolidated Balance Sheet as of September 30, 2011. Certain of the immaterial adjustments relate to periods prior to fiscal 2010. Consequently, the cumulative effect of those adjustments, $15 million, has been reflected as a decrease in accumulated earnings as of September 25, 2009 on the Company's Consolidated Statement of Shareholders' Equity. The adjustments had no effect on the Company's cash flows from operating, investing or financing activities' subtotals within the Consolidated Statement of Cash Flows.

	For the Year Ended September 30, 2011
($ in millions)	As Previously Reported	Reclassifications for Discontinued Operations and Equity Loss of Unconsolidated Subsidiaries (See Note 1)	Adjustments	As Adjusted and with Reclassifications
Net revenue	$17,355	$6,749	$49	$10,557
Operating income	2,119	1,123	14	982
Income from continuing operations before income taxes	1,893	1,115	14	764
Income from continuing operations attributable to Tyco common shareholders	1,565	934	14	617
Net income attributable to Tyco common shareholders	1,733	—	14	1,719

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Immaterial Corrections (Continued)

	For the Year Ended September 24, 2010
($ in millions)	As Previously Reported	Reclassifications for Discontinued Operations and Equity Loss of Unconsolidated Subsidiaries (See Note 1)	Adjustments	As Adjusted and with Reclassifications
Net revenue	$17,016	$5,959	$37	$11,020
Operating income	1,598	981	2	615
Income from continuing operations before income taxes	1,270	983	2	285
Income from continuing operations attributable to Tyco common shareholders	1,125	828	2	295
Net income attributable to Tyco common shareholders	1,132	—	2	1,130

	As of September 30, 2011
($ in millions)	As Previously Reported	Reclassifications for Discontinued Operations	Adjustments	As Adjusted and with Reclassification for Discontinued Operations
Accounts receivable, net	$2,401	$808	$46	$1,547
Total current assets	6,433	(11,884)	75	18,242
Total assets	26,777	—	75	26,702
Accounts payable	1,278	454	42	782
Total current liabilities	4,330	(1,368)	42	5,656
Total liabilities	12,497	—	42	12,455
Accumulated earnings	2,058	—	31	2,027
Total Tyco shareholders' equity	14,182	—	33	14,149
Total equity	14,187	—	33	14,154
Total liabilities, redeemable noncontrolling interest and equity	26,777	—	75	26,702

TYCO INTERNATIONAL LTD.

SUPPLEMENTARY FINANCIAL INFORMATION

Selected Quarterly Financial Data (Unaudited)

        Selected quarterly financial data for the years ended September 28, 2012 and September 30, 2011 is as follows ($ in millions, except per share data):

	2012
	1st Qtr.(1)(2)	2nd Qtr.(1)(2)	3rd Qtr.(1)(2)	4th Qtr.(1)
Net revenue	$2,478	$2,542	$2,655	$2,728
Gross profit	899	908	970	1,000
Income (loss) from continuing operations attributable to Tyco common shareholders	98	134	65	(629	)(3)
Income from discontinued operations, net of income taxes	224	189	181	210

Net income (loss) attributable to Tyco common shareholders	$322	$323	$246	$(419)

Basic earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	$0.21	$0.29	$0.14	$(1.36)
Income from discontinued operations, net of income taxes	0.48	0.41	0.39	0.45

Net income (loss) attributable to Tyco common shareholders	$0.69	$0.70	$0.53	$(0.91)

Diluted earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	$0.21	$0.29	$0.14	$(1.36)
Income from discontinued operations, net of income taxes	0.48	0.40	0.38	0.45

Net income (loss) attributable to Tyco common shareholders	$0.69	$0.69	$0.52	$(0.91)

(1)
Net revenue excludes $1,717 million, $1,804 million, $1,796 million and $1,831 million of net revenue related to discontinued operations for the first, second, third and fourth quarters of 2012, respectively.

(2)
Amounts reflect the correction of certain immaterial adjustments as described in Note 24 to the Consolidated Financial Statements. These adjustments reduced net revenue by approximately $13 million, $9 million and $9 million for the first, second and third quarters, respectively. Income (loss) from continuing operations and basic and diluted earnings (loss) per share attributable to Tyco common shareholders was reduced $11 million and $0.02 and $4 million and $0.01 for the first and second quarters, respectively, while increasing $5 million and $0.01 for the third quarter.

(3)
Loss from continuing operations attributable to Tyco common shareholders includes a $453 million loss on extinguishment of debt which was recorded in connection with the 2012 Separation.

TYCO INTERNATIONAL LTD.

SUPPLEMENTARY FINANCIAL INFORMATION (Continued)

Selected Quarterly Financial Data (Unaudited) (Continued)

	2011
	1st Qtr.(1)(2)	2nd Qtr.(1)(2)	3rd Qtr.(1)(2)	4th Qtr.(1)(2)
Net revenue	$2,779	$2,411	$2,568	$2,799
Gross profit	914	841	903	1,009
Income from continuing operations attributable to Tyco common shareholders	261	76	106	174
Income from discontinued operations, net of income taxes	397	237	245	223

Net income attributable to Tyco common shareholders	$658	$313	$351	$397

Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.53	$0.16	$0.23	$0.37
Income from discontinued operations, net of income taxes	0.82	0.50	0.52	0.48

Net income attributable to Tyco common shareholders	$1.35	$0.66	$0.75	$0.85

Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.53	$0.16	$0.22	$0.37
Income from discontinued operations, net of income taxes	0.81	0.50	0.52	0.47

Net income attributable to Tyco common shareholders	$1.34	$0.66	$0.74	$0.84

(1)
Net revenue excludes $1,591 million, $1,572 million, $1,710 million and $1,875 million of net revenue related to discontinued operations for the first, second, third and fourth quarters of 2011, respectively.

(2)
Amounts reflect the correction of certain immaterial adjustments as described in Note 24 to the Consolidated Financial Statements. These adjustments reduced net revenue by approximately $9 million, $9 million, $16 million and $16 million for the first, second, third and fourth quarters, respectively. Income (loss) from continuing operations and basic and diluted earnings per share attributable to Tyco common shareholders was reduced $2 million and nil, $2 million and nil, $7 million and $0.02 and $3 million and $0.01 for the first, second, third and fourth quarters, respectively.

TYCO INTERNATIONAL LTD.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Description	Balance at Beginning of Year	Additions Charged to Income	Acquisitions (Divestitures) and Other	Deductions(1)	Balance at End of Year
Accounts Receivable:
Year Ended September 24, 2010	$115	$41	$2	$(62)	$96
Year Ended September 30, 2011(2)	96	24	(12)	(52)	56
Year Ended September 28, 2012(2)	56	41	6	(41)	62

(1)
Deductions represent uncollectible accounts written off, net of recoveries.

(2)
Amounts reflect the correction of certain immaterial adjustments as described in Note 24 to the Consolidated Financial Statements.