Form 10-Q
period 2013-03-29
TYCO INTERNATIONAL LTD
filed 2013-04-26
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2013
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

        The number of common shares outstanding as of April 16, 2013 was 464,000,443.

TYCO INTERNATIONAL LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share data)

	For the Quarters Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Revenue from product sales	$1,437	$1,407	$2,880	$2,776
Service revenue	1,171	1,135	2,328	2,244

Net revenue	2,608	2,542	5,208	5,020
Cost of product sales	997	967	2,001	1,902
Cost of services	676	667	1,340	1,311
Selling, general and administrative expenses	790	660	1,472	1,337
Separation costs (see Note 2)	—	4	5	4
Restructuring and asset impairment charges, net (see Note 4)	22	16	32	52

Operating income	123	228	358	414
Interest income	4	4	8	9
Interest expense	(25)	(59)	(49)	(117)
Other (expense), net	(20)	(4)	(29)	(2)

Income from continuing operations before income taxes	82	169	288	304
Income tax expense	(4)	(33)	(43)	(60)
Equity loss in earnings of unconsolidated subsidiaries	(6)	(2)	(12)	(12)

Income from continuing operations	72	134	233	232
(Loss) income from discontinued operations, net of income taxes	(2)	189	2	413

Net income	70	323	235	645
Less: noncontrolling interest in subsidiaries net (loss) income	(2)	—	—	—

Net income attributable to Tyco common shareholders	$72	$323	$235	$645

Amounts attributable to Tyco common shareholders:
Income from continuing operations	$74	$134	$233	$232
(Loss) income from discontinued operations	(2)	189	2	413

Net income attributable to Tyco common shareholders	$72	$323	$235	$645

Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.16	$0.29	$0.50	$0.50
Income from discontinued operations	—	0.41	—	0.89

Net income attributable to Tyco common shareholders	$0.16	$0.70	$0.50	$1.39

Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.16	$0.29	$0.49	$0.50
Income from discontinued operations	—	0.40	—	0.88

Net income attributable to Tyco common shareholders	$0.16	$0.69	$0.49	$1.38

Weighted average number of shares outstanding:
Basic	466	463	466	463
Diluted	474	469	473	469

See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in millions)

	For the Quarters Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net income	$70	$323	$235	$645

Other comprehensive (loss) income, net of tax
Foreign currency translation	(102)	198	(91)	119
Defined benefit and post retirement plans	5	3	9	7
Unrealized gain on marketable securities and derivative instruments	—	—	1	2

Total other comprehensive (loss) income, net of tax	(97)	201	(81)	128

Comprehensive (loss) income	(27)	524	154	773
Less: comprehensive (loss) income attributable to noncontrolling interests	(2)	—	—	—

Comprehensive (loss) income attributable to Tyco common shareholders	$(25)	$524	$154	$773

See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except per share data)

	March 29, 2013	September 28, 2012
Assets
Current Assets:
Cash and cash equivalents	$430	$844
Accounts receivable, less allowance for doubtful accounts of $75 and $62, respectively	1,649	1,696
Inventories	654	634
Prepaid expenses and other current assets	930	884
Deferred income taxes	295	295

Total current assets	3,958	4,353
Property, plant and equipment, net	1,668	1,670
Goodwill	4,345	4,367
Intangible assets, net	735	771
Other assets	1,252	1,204

Total Assets	$11,958	$12,365

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$11	$10
Accounts payable	783	897
Accrued and other current liabilities	1,757	1,788
Deferred revenue	418	402

Total current liabilities	2,969	3,097
Long-term debt	1,481	1,481
Deferred revenue	405	424
Other liabilities	2,361	2,341

Total Liabilities	7,216	7,343

Commitments and Contingencies (see Note 11)
Redeemable noncontrolling interest	12	12

Tyco Shareholders' Equity:
Common shares, CHF 6.70 par value, 825,222,070 shares authorized, 486,363,050 shares issued as of March 29, 2013 and September 28, 2012	2,792	2,792
Common shares held in treasury, 23,549,025 and 24,174,397 shares, as of March 29, 2013 and September 28, 2012, respectively	(967)	(1,094)
Contributed surplus	1,202	1,763
Accumulated earnings	2,734	2,499
Accumulated other comprehensive loss	(1,047)	(966)

Total Tyco Shareholders' Equity	4,714	4,994
Nonredeemable noncontrolling interest	16	16

Total Equity	4,730	5,010

Total Liabilities, Redeemable Noncontrolling Interest and Equity	$11,958	$12,365

See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	For the Six Months Ended
	March 29, 2013	March 30, 2012
Cash Flows From Operating Activities:
Net income attributable to Tyco common shareholders	$235	$645
Noncontrolling interest in subsidiaries net income	—	—
Income from discontinued operations, net of income taxes	(2)	(413)

Income from continuing operations	233	232
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	212	206
Non-cash compensation expense	31	42
Deferred income taxes	(45)	(13)
Provision for losses on accounts receivable and inventory	38	24
Loss on divestitures	6	3
Other non-cash items	51	63
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	3	12
Contracts in progress	(13)	(16)
Inventories	(33)	(58)
Prepaid expenses and other current assets	31	(23)
Accounts payable	(106)	(28)
Accrued and other liabilities	(192)	(230)
Deferred Revenue	7	24
Other	(16)	(32)

Net cash provided by operating activities	207	206

Net cash provided by discontinued operating activities	2	848

Cash Flows From Investing Activities:
Capital expenditures	(192)	(185)
Proceeds from disposal of assets	4	2
Acquisition of businesses, net of cash acquired	(38)	(205)
Acquisition of dealer generated customer accounts and bulk account purchases	(12)	(13)
Sales and maturities of investments	39	83
Purchases of investments	(119)	(43)
Other	(6)	18

Net cash used in investing activities	(324)	(343)

Net cash used in discontinued investing activities	—	(566)

Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	100	880
Repayment of short-term debt	(101)	(880)
Proceeds from exercise of share options	94	88
Dividends paid	(140)	(231)
Repurchase of common shares by treasury	(200)	(300)
Transfer (to) from discontinued operations	(30)	194
Other	(17)	(19)

Net cash used in financing activities	(294)	(268)

Net cash provided by (used in) discontinued financing activities	30	(196)
Effect of currency translation on cash	(3)	10
Effect of currency translation on cash related to discontinued operations	—	5

Net decrease in cash and cash equivalents	(382)	(304)
Less: net increase in cash and cash equivalents related to discontinued operations	32	91
Cash and cash equivalents at beginning of period	844	1,229

Cash and cash equivalents at end of period	$430	$834

See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

For the Six Months Ended March 29, 2013 and March 30, 2012

(in millions)

	Number of Common Shares	Common Shares at Par Value	Treasury Shares	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Tyco Shareholders' Equity	Nonredeemable Noncontrolling Interest	Total Equity
Balance as of September 30, 2011	465	$2,792	$(951)	$10,717	$2,027	$(436)	$14,149	$5	$14,154
Comprehensive income:
Net income					645		645		645
Foreign currency translation, net of income tax expense of $1 million						119	119		119
Unrealized gain on marketable securities and derivative instruments, net of income tax benefit of $3 million						2	2		2
Defined benefit and post retirement plans, net of income tax expense of $4 million						7	7		7

Total comprehensive income							773	—	773
Dividends declared				(229)			(229)		(229)
Shares issued from treasury for vesting of share based equity awards	4		210	(122)			88		88
Repurchase of common shares	(7)		(300)				(300)		(300)
Compensation expense				52			52		52
Noncontrolling interest related to acquisitions							—	13	13
Other			(19)				(19)	(1)	(20)

Balance as of March 30, 2012	462	$2,792	$(1,060)	$10,418	$2,672	$(308)	$14,514	$17	$14,531

	Number of Common Shares	Common Shares at Par Value	Treasury Shares	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Tyco Shareholders' Equity	Nonredeemable Noncontrolling Interest	Total Equity
Balance as of September 28, 2012	462	$2,792	$(1,094)	$1,763	$2,499	$(966)	$4,994	$16	$5,010
Comprehensive income:
Net income					235		235	—	235
Foreign currency translation, net of income tax expense of $7 million						(91)	(91)		(91)
Unrealized gain on marketable securities and derivative instruments, net of income tax benefit of $2 million						1	1		1
Defined benefit and post retirement plans, net of income tax expense of $4 million						9	9		9

Total comprehensive income							154	—	154
Dividends declared				(297)			(297)		(297)
Shares issued from treasury for vesting of share based equity awards	9		344	(250)			94		94
Repurchase of common shares	(7)		(200)				(200)		(200)
Compensation expense				31			31		31
Other	(1)		(17)	(45)			(62)	—	(62)

Balance as of March 29, 2013	463	$2,792	$(967)	$1,202	$2,734	$(1,047)	$4,714	$16	$4,730

See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Summary of Significant Accounting Policies

        Basis of Presentation—The Consolidated Financial Statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim period. The unaudited Consolidated Financial Statements include the consolidated results of Tyco International Ltd., a corporation organized under the laws of Switzerland, and its subsidiaries (Tyco and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Tyco"). The unaudited Consolidated Financial Statements have been prepared in United States dollars ("USD") and in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The results reported in these unaudited Consolidated Financial Statements should not be taken as indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2012 (the "2012 Form 10-K").

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

        After giving effect to the 2012 Separation, the Company operates and reports financial and operating information in the following three segments: North America Systems Installation & Services ("NA Installation & Services"), Rest of World Systems Installation & Services ("ROW Installation & Services") and Global Products. The Company also provides general corporate services to its segments which is reported as a fourth non-operating segment, Corporate and Other, and accordingly, prior period segment amounts have been recast to conform to the current period presentation. See Note 15.

        References to 2013 and 2012 are to Tyco's fiscal quarters ending March 29, 2013 and March 30, 2012, respectively, unless otherwise indicated.

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

Statements. The guidance requires that items of net income and OCI be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements which include total net income and its components, consecutively followed by total OCI and its components to arrive at total comprehensive income. In December 2011, the FASB issued authoritative guidance to defer the effective date for those aspects of the guidance relating to the presentation of reclassification adjustments out of Accumulated other comprehensive income ("AOCI") by component. The guidance, other than as it relates to the presentation of reclassification adjustments, became effective for Tyco in the first quarter of fiscal 2013 and was applied retrospectively to prior periods. See Note 14.

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

        Recently Issued Accounting Pronouncements—In January 2013, the FASB issued authoritative guidance clarifying the scope of disclosures about offsetting assets and liabilities. The guidance amended the scope of the offsetting disclosures to derivatives accounted for in accordance with authoritative guidance for derivatives and hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that either offset or are subject to an enforceable master netting agreement or similar agreement. The guidance is applied retrospectively and will be effective for Tyco in the first fiscal quarter of fiscal 2014. The Company is currently assessing the impact, if any, the guidance will have on its disclosures.

        In February 2013, the FASB issued authoritative guidance for the reporting of amounts reclassified out of AOCI. The amendment will not change the current requirements for reporting net income or OCI in the financial statements. The guidance requires the presentation, either on the face of the statement where net income is presented or in the notes, the significant reclassifications out of AOCI by the respective line items of net income if the amount reclassified is required under U.S. generally accepted accounting principles ("U.S. GAAP") to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

their entirety to net income, the amendment requires a cross-reference to other disclosures under U.S. GAAP that provide additional detail about those amounts. The guidance will be effective for Tyco in the first quarter of fiscal 2014, with early adoption permitted. The Company is currently assessing the timing of its adoption along with what impact, if any, the guidance will have upon adoption.

        In March 2013, the FASB issued authoritative guidance to resolve diversity in practice on the accounting for the cumulative translation adjustment ("CTA") when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The guidance requires that the parent release any CTA into net income when the parent ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity which results in a substantially complete liquidation of the foreign entity; when the sale of an investment in a foreign entity results in the loss of a controlling financial interest; or where an acquirer obtains control of an acquiree in which it had an equity interest immediately before the acquisition date. The guidance does not change the requirement to release a pro rata portion of the CTA into net income upon a partial sale of an equity method investment that is a foreign entity. The guidance will be effective for Tyco in the first quarter of fiscal 2015, with early adoption permitted. The Company is currently assessing the timing of its adoption along with what impact, if any, the guidance will have upon adoption.

2.    2012 Separation Transaction

        On September 28, 2012, the Company completed the spin-offs of ADT and Tyco Flow Control, formerly the North American residential security and flow control businesses of Tyco, respectively, into separate, publicly traded companies in the form of a distribution to Tyco shareholders.

        In connection with activities taken to complete the 2012 Separation and to create the revised organizational structure of the Company, the Company incurred pre-tax charges ("Separation Charges") of $18 million and $67 million during the quarters ended March 29, 2013 and March 30, 2012, respectively, and $32 million and $124 million for the six months ended March 29, 2013 and March 30, 2012, respectively. The amounts presented within discontinued operations are costs directly related to the 2012 Separation that are not expected to provide a future benefit to the Company. The

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    2012 Separation Transaction (Continued)

components of the Separation Charges incurred within continuing operations and discontinued operations consisted of the following ($ in millions):

	For the Quarter Ended March 29, 2013			For the Quarter Ended March 30, 2012
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Professional fees	$—	$1	$1	$—	$47	$47
Information technology related costs	2	—	2	—	5	5
Employee compensation costs	—	1	1	4	2	6
Marketing costs	13	—	13	—	2	2
Other costs	1	—	1	—	7	7

Total pre-tax separation charges	16	2	18	4	63	67
Tax-related separation charges	—	—	—	1	—	1
Tax expense on pre-tax separation charges	3	—	3	—	—	—

Total separation charges, net of tax benefit	$19	$2	$21	$5	$63	$68

	For the Six Months Ended March 29, 2013			For the Six Months Ended March 30, 2012
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Professional fees	$—	$4	$4	$—	$77	$77
Non-cash impairment charges	—	—	—	23	—	23
Information technology related costs	4	2	6	—	6	6
Employee compensation costs	—	2	2	7	2	9
Marketing costs	27	—	27	—	2	2
Other costs	3	(10)	(7)	—	7	7

Total pre-tax separation charges	34	(2)	32	30	94	124
Tax-related separation charges	4	—	4	1	—	1
Tax benefit on pre-tax separation charges	(2)	—	(2)	(1)	—	(1)

Total separation charges (gain), net of tax benefit	$36	$(2)	$34	$30	$94	$124

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    2012 Separation Transaction (Continued)

        Separation Charges were classified in continuing operations within the Company's Consolidated Statement of Operations as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Selling, general and administrative expenses ("SG&A")	$16	$—	$29	$—
Separation costs	—	4	5	4
Restructuring and asset impairments charges, net	—	—	—	26

Total	$16	$4	$34	$30

3.    Divestitures

        The Company continually assesses the strategic fit of its various businesses and from time to time divests businesses which do not align with its long-term strategy.

        During the second quarter of 2013, the Company approved a plan to sell its North America guarding business in its NA Installation & Services segment. As of March 29, 2013, the business was still owned by Tyco. Therefore, this business has been accounted for as held for sale as of both March 29, 2013 and September 28, 2012; however, its results of operations are presented in continuing operations. Total assets to be divested of $29 million and $35 million are included in Prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets as of March 29, 2013 and September 28, 2012, respectively. Total liabilities to be divested of $5 million and $8 million are included in Accrued and other current liabilities on the accompanying Consolidated Balance Sheets as of March 29, 2013 and September 28, 2012, respectively. Subsequent to March 29, 2013, the Company entered into a definitive agreement to sell the business. This business has not been presented in discontinued operations as it is not material to the Consolidated Financial Statements. The Company expects to complete the transaction during the third quarter of fiscal 2013.

Discontinued Operations

        On September 28, 2012, Tyco completed the 2012 Separation and has presented its former North American residential security and flow control businesses as discontinued operations in all periods prior to the completion of the 2012 Separation. See Note 1 for additional information regarding the 2012 Separation. At the time of the 2012 Separation, the Company used available information to develop its best estimates for certain assets and liabilities related to the Separation. In limited instances, final determination of the balances will be made in subsequent periods, such as in the case of working capital and the cash adjustments specified in the 2012 Separation and Distribution Agreement entered among the parties, and when final income tax returns are filed in certain jurisdictions where those returns include a combination of Tyco, ADT and/or Tyco Flow Control legal entities. During the six months ended March 29, 2013, $45 million was recorded within the Consolidated Statement of Shareholders' Equity as Other, primarily related to a cash true-up adjustment with ADT. The Company expects to finalize the cash true-up and working capital adjustments with Pentair during the second half of fiscal 2013, and these will be recorded through shareholders' equity. Any additional adjustments are not expected to be material.

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    Divestitures (Continued)

        Additionally, the quarter and six months ended March 30, 2012 include $11 million of income tax expense associated with tax liabilities preceding the spin-offs of Covidien plc and TE Connectivity Ltd. (the "2007 Separation"), which was recorded in (loss) income from discontinued operations, net of income taxes in the Company's Consolidated Statements of Operations. The Company was reimbursed $8 million pursuant to a tax sharing agreement (the "2007 Tax Sharing Agreement") entered into in conjunction with the 2007 Separation, which was also recorded in (loss) income from discontinued operations, net of income taxes.

        During the quarter and six months ended March 30, 2012, the Company sold its Fire Equipment de Mexico, S.A. business, which was part of the Company's Global Products segment. The sale was completed for approximately $1 million of cash consideration and a pre-tax loss of $3 million was recorded in (loss) income from discontinued operations, net of income taxes in the Company's Consolidated Statements of Operations.

        Net revenue, pre-tax income, pre-tax separation gain (charges), net, pre-tax gain on sale of discontinued operations, income tax expense and (loss) income from discontinued operations, net of income taxes are as follows ($ millions):

	For the Quarters Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net revenue	$—	$1,804	$—	$3,521

Pre-tax income	$—	$317	$—	$622
Pre-tax separation gain (charges), net (See Note 2)	(2)	(63)	2	(94)
Pre-tax gain on sale of discontinued operations	—	5	—	5
Income tax expense	—	(70)	—	(120)

(Loss) income from discontinued operations, net of income taxes	$(2)	$189	$2	$413

Divestiture Charges (Gains), Net

        During the quarter and the six months ended March 29, 2013, the Company recorded a net loss of $9 million and $6 million, respectively, in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations, primarily due to an indemnification related to the divestiture of the Company's Electrical and Metal Products business as well as the write-down to fair value, less cost to sell, of a business held for sale. Offsetting the loss for the six months ended March 29, 2013 was a net gain recorded for the quarter ending December 28, 2012 related to the favorable settlement of an indemnification resulting from the divestiture of the Company's Electrical and Metal Products business.

        For both the quarter and six months ended March 30, 2012, the Company recorded a net loss of $3 million in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations in connection with the divestiture of certain businesses that did not meet the criteria for discontinued operations.

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Restructuring and Asset Impairment Charges, Net

        The Company continues to identify and pursue opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across its businesses. The Company expects to incur restructuring and restructuring related charges of approximately $75 million in fiscal 2013, which does not include repositioning charges as described below.

        The Company recorded restructuring and asset impairment charges by action within restructuring and asset impairment charges, net in the Consolidated Statement of Operations as follows ($ in millions):

	For the Quarter Ended March 29, 2013	For the Quarter Ended March 30, 2012	For the Six Months Ended March 29, 2013	For the Six Months Ended March 30, 2012
2013 actions	$16	$—	$21	$—
2012 actions	2	10	6	42
2011 and prior actions	4	6	5	10

Total	$22	$16	$32	$52

2013 Actions

        Restructuring and asset impairment charges, net, during the quarter and six months ended March 29, 2013 related to the 2013 actions are as follows ($ in millions):

	For the Quarter Ended March 29, 2013
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Installation & Services	$4	$2	$6
ROW Installation & Services	7	—	7
Global Products	3	—	3

Total	$14	$2	$16

	For the Six Months Ended March 29, 2013
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Installation & Services	$4	$2	$6
ROW Installation & Services	9	1	10
Global Products	4	—	4
Corporate and Other	1	—	1

Total	$18	$3	$21

        The rollforward of the reserves from September 28, 2012 to March 29, 2013 is as follows ($ in millions):

Balance as of September 28, 2012	$—
Charges	21
Utilization	(6)

Balance as of March 29, 2013	$15

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Restructuring and Asset Impairment Charges, Net (Continued)

2012 Actions

        Restructuring and asset impairment charges, net, during the quarter and six months ended March 29, 2013 related to the 2012 actions are as follows ($ in millions):

For the Quarter Ended March 29, 2013
Employee Severance and Benefits
ROW Installation & Services	$2

	For the Quarter Ended March 30, 2012
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Installation & Services	$8	$(1)	$7
ROW Installation & Services	1	2	3
Global Products	1	1	2
Corporate and Other	(2)	—	(2)

Total	$8	$2	$10

For the Six Months Ended March 29, 2013
Employee Severance and Benefits
ROW Installation & Services	$5
Global Products	1

Total	$6

	For the Six Months Ended March 30, 2012
	Employee Severance and Benefits	Facility Exit and Other Charges(1)	Total
NA Installation & Services	$8	$20	$28
ROW Installation & Services	4	3	7
Global Products	2	3	5
Corporate and Other	1	1	2

Total	$15	$27	$42

(1)
Includes $20 million, $1 million and $2 million of asset impairment charges recorded by NA Installation & Services, ROW Installation & Services and Global Products, respectively, for the six months ended March 30, 2012 related to the 2012 Separation.

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Restructuring and Asset Impairment Charges, Net (Continued)

        Restructuring and asset impairment charges, net, incurred cumulative to date from initiation of the 2012 actions are as follows ($ in millions):

	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Installation & Services	$10	$34	$44
ROW Installation & Services	27	5	32
Global Products	8	3	11
Corporate and Other	9	4	13

Total	$54	$46	$100

        The rollforward of the reserves from September 28, 2012 to March 29, 2013 is as follows ($ in millions):

Balance as of September 28, 2012	$38
Charges	7
Reversals	(1)
Utilization	(17)
Reclass/transfers	(1)
Currency translation	(1)

Balance as of March 29, 2013	$25

2011 and prior actions

        The Company continues to maintain restructuring reserves related to actions initiated prior to fiscal 2012. The total amount of these reserves was $49 million and $65 million as of March 29, 2013 and September 28, 2012, respectively. The Company incurred $4 million and $5 million of restructuring charges, net for the quarter and six months ended March 29, 2013 and $6 million and $10 million of restructuring charges, net for the quarter and six months ended March 30, 2012, respectively, related to 2011 and prior actions. The aggregate remaining reserves primarily relate to facility exit costs for long-term non-cancelable lease obligations primarily within the Company's ROW Installation & Services segment.

        The rollforward of the reserves from September 28, 2012 to March 29, 2013 is as follows ($ in millions):

Balance as of September 28, 2012	$65
Charges	7
Reversals	(2)
Utilization	(21)
Reclass/transfers	1
Currency translation	(1)

Balance as of March 29, 2013	$49

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Restructuring and Asset Impairment Charges, Net (Continued)

Total Restructuring Reserves

        As of March 29, 2013 and September 28, 2012, restructuring reserves related to all actions were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	As of
	March 29, 2013	September 28, 2012
Accrued and other current liabilities	$72	$84
Other liabilities	17	19

Total	$89	$103

Repositioning

        The Company has initiated certain global actions designed to reduce its cost structure and improve future profitability by streamlining operations and better aligning functions, which the Company refers to as repositioning actions. These actions may or may not lead to a future restructuring action. During the second quarter of fiscal 2013, the Company recorded repositioning charges of $4 million primarily related to professional fees which have been reflected in Selling, general and administrative expenses in the Consolidated Statement of Operations.

5.    Acquisitions

Acquisitions

        During the quarter ended March 29, 2013, cash paid for acquisitions included in continuing operations totaled $15 million, net of $3 million cash acquired, which is related to an acquisition within the Company's ROW Installation & Services segment. During the six months ended March 29, 2013, cash paid for acquisitions included in continuing operations totaled $38 million, net of $3 million cash acquired, which is related to acquisitions within the Company's NA Installation & Services and ROW Installation & Services segments.

        During the quarter ended March 30, 2012, cash paid for acquisitions included in continuing operations totaled $110 million, net of $10 million cash acquired. These acquisitions, none of which were individually material, were included in the Global Products and ROW Installation & Services segments. During the six months ended March 30, 2012, cash paid for acquisitions included in continuing operations totaled $205 million, net of $15 million cash acquired, which includes the acquisition of Visonic Ltd. ("Visonic") and several acquisitions, none of which were individually material, that were included in the Global Products and ROW Installation & Services segments. Visonic is a global developer and manufacturer of electronic security systems and components. Cash paid for Visonic totaled approximately $94 million, net of $5 million cash acquired by the Company's Global Products segment.

Acquisition and Integration Related Costs

        Acquisition and integration costs are expensed as incurred. During the quarter and six months ended March 29, 2013, the Company incurred acquisition and integration costs of nil and $1 million,

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    Acquisitions (Continued)

respectively. During the quarter and six months ended March 30, 2012, the Company incurred acquisition and integration costs of $1 million and $3 million, respectively. Such costs are recorded in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations.

6.    Income Taxes

        The Company did not have a significant change to its unrecognized tax benefits during the quarter ended March 29, 2013.

        Many of Tyco's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
Australia	2004-2012
Canada	2002-2012
Germany	2005-2012
South Korea	2008-2012
Switzerland	2003-2012
United Kingdom	2003-2012
United States	1997-2012

        Based on the current status of its income tax audits, the Company believes that it is reasonably possible that between nil and $30 million in unrecognized tax benefits may be resolved in the next twelve months.

        At each balance sheet date, management evaluates whether it is more likely than not that the Company's deferred tax assets will be realized and if sufficient future taxable income will be available by assessing current period and projected operating results and other pertinent data. As of March 29, 2013, the Company had recorded deferred tax assets of approximately $500 million, which is comprised of $2.4 billion gross deferred tax assets net of $1.9 billion valuation allowances.

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

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Income Taxes (Continued)

        The receivables and liabilities related to the 2012 and 2007 Tax Sharing Agreements as of March 29, 2013 and September 28, 2012, are as follows ($ in millions):

	2012 Tax Sharing Agreement		2007 Tax Sharing Agreement
	As of March 29, 2013	As of September 28, 2012	As of March 29, 2013	As of September 28, 2012
Prepaid expenses and other current assets	$—	$—	$8	$9
Other assets	—	—	66	66

	—	—	74	75

Accrued and other current liabilities	—	—	(14)	(14)
Other liabilities	(71)	(71)	(394)	(394)

	(71)	(71)	(408)	(408)

Net liability	$(71)	$(71)	$(334)	$(333)

        The Company recorded income (loss) in conjunction with the 2012 and 2007 Tax Sharing Agreements for the quarters and six months ended March 29, 2013 and March 30, 2012 as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
(Expense)
2012 Tax Sharing Agreement	$(20)	N/A	$(30)	N/A
2007 Tax Sharing Agreement	—	(5)	—	(4)

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

        During the quarter and six months ended March 29, 2013, the Company incurred a charge of $20 million and $34 million, respectively, to make payments to ADT and Pentair based on estimated allowable deductions for ADT and Pentair shares issued to Company employees, offset by income of nil and $4 million, respectively, to be received from ADT and Pentair for Company shares issued to their employees, resulting in a net impact of approximately $20 million and $30 million, respectively, which was recorded in Other (expense) income, net within the Company's Consolidated Statement of Operations.

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

7.    Earnings Per Share

        The reconciliations between basic and diluted earnings per share attributable to Tyco common shareholders are as follows (in millions, except per share data):

	For the Quarter Ended March 29, 2013			For the Quarter Ended March 30, 2012
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$74	466	$0.16	$134	463	$0.29
Share options and restricted share awards	—	8		—	6

Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations attributable to Tyco common shareholders, giving effect to dilutive adjustments	$74	474	$0.16	$134	469	$0.29

	For the Six Months Ended March 29, 2013			For the Six Months Ended March 30, 2012
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$233	466	$0.50	$232	463	$0.50
Share options and restricted share awards	—	7		—	6

Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations attributable to Tyco common shareholders, giving effect to dilutive adjustments	$233	473	$0.49	$232	469	$0.50

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    Earnings Per Share (Continued)

        The computation of diluted earnings per share for the quarter and six months ended March 29, 2013 excludes the effect of the potential exercise of share options to purchase approximately 4 million and 5 million shares, respectively, and excludes restricted stock units of approximately 1 million and 1 million shares, respectively, because the effect would be anti-dilutive.

        The computation of diluted earnings per share for the quarter and six months ended March 30, 2012 excludes the effect of the potential exercise of share options to purchase approximately 4 million and 6 million shares, respectively, and excludes restricted stock units of nil for both periods because the effect would be anti-dilutive.

8.    Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill by segment are as follows ($ in millions):

	NA Installation & Services	ROW Installation & Services	Global Products	Total
As of September 30, 2011
Gross Goodwill	$2,119	$2,241	$1,629	$5,989
Impairments	(126)	(1,068)	(567)	(1,761)

Carrying Amount of Goodwill	1,993	1,173	1,062	4,228

Acquisitions/Purchase Accounting Adjustments	—	38	66	104
Currency Translation	8	26	1	35

As of September 28, 2012
Gross Goodwill	2,127	2,305	1,696	6,128
Impairments	(126)	(1,068)	(567)	(1,761)

Carrying Amount of Goodwill	2,001	1,237	1,129	4,367

Acquisitions/Purchase Accounting Adjustments	24	6	(1)	29
Currency Translation	(6)	(37)	(8)	(51)

As of March 29, 2013
Gross Goodwill	2,145	2,274	1,687	6,106
Impairments	(126)	(1,068)	(567)	(1,761)

Carrying Amount of Goodwill	$2,019	$1,206	$1,120	$4,345

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    Goodwill and Intangible Assets (Continued)

        The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets as of March 29, 2013 and September 28, 2012 ($ in millions):

	As of
	March 29, 2013		September 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$1,604	$1,272	$1,604	$1,245
Intellectual property	549	470	552	468
Other	37	13	36	9

Total	$2,190	$1,755	$2,192	$1,722

Non-Amortizable:
Intellectual property	$223		$224
Franchise rights	77		77

Total	$300		$301

        Intangible asset amortization expense for the quarters ended March 29, 2013 and March 30, 2012 was $26 million for both periods. Intangible asset amortization expense for the six months ended March 29, 2013 and March 30, 2012 was $51 million for both periods.

        The estimated aggregate amortization expense on intangible assets is expected to be approximately $50 million for the remainder of 2013, $80 million for 2014, $67 million for 2015, $62 million for 2016, $51 million for 2017 and $125 million for 2018 and thereafter.

9.    Debt

        Debt as of March 29, 2013 and September 28, 2012 is as follows ($ in millions):

	As of
	March 29, 2013	September 28, 2012
3.375% public notes due 2015	$258	$257
3.75% public notes due 2018	67	67
8.5% public notes due 2019	364	364
7.0% public notes due 2019	246	247
6.875% public notes due 2021	466	466
4.625% public notes due 2023	42	42
Other(1)(2)	49	48

Total debt	1,492	1,491
Less current portion	11	10

Long-term debt	$1,481	$1,481

(1)
$11 million of the amount shown as other, comprises the current portion of the Company's total debt as of March 29, 2013.

(2)
$10 million of the amount shown as other, comprises the current portion of the Company's total debt as of September 28, 2012.

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    Debt (Continued)

  Fair Value

        The carrying amount of Tyco's debt subject to the fair value disclosure requirements as of March 29, 2013 and September 28, 2012 was $1,443 million for both periods. The Company utilizes various valuation methodologies to determine the fair value of its debt, which is primarily dependent on the type of market in which the Company's debt is traded. When available, the Company uses quoted market prices to determine the fair value of its debt that is traded in active markets. As of March 29, 2013 and September 28, 2012, the fair value of the Company's debt which was actively traded was $1,737 million and $1,786 million, respectively. As of March 29, 2013 and September 28, 2012, the Company's debt that was subject to the fair value disclosure requirements was all actively traded and is classified as Level 1 in the fair value hierarchy.

  Commercial paper

        From time to time Tyco International Finance S.A. ("TIFSA") may issue commercial paper for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued on a private placement basis under the commercial paper program is $1.0 billion as of March 29, 2013. As of March 29, 2013 and September 28, 2012, TIFSA had no commercial paper outstanding.

  Credit Facilities

        The Company's committed revolving credit facilities totaled $1.0 billion as of March 29, 2013. These revolving credit facilities may be used for working capital, capital expenditures and general corporate purposes. As of both March 29, 2013 and September 28, 2012, there were no amounts drawn under the Company's revolving credit facilities. Interest under the revolving credit facilities is variable and is calculated by reference to LIBOR or an alternate base rate.

10.    Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value as of March 29, 2013 and September 28, 2012. The fair value of derivative financial instruments was not material to any of the periods presented. See below for the fair value of investments and Note 9 for the fair value of debt.

Derivative Instruments

        In the normal course of business, Tyco is exposed to market risk arising from changes in currency exchange rates, interest rates and commodity prices. The Company may use derivative financial instruments to manage exposures to foreign currency, interest rate and commodity risks. The Company's objective for utilizing derivative financial instruments is to manage these risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company does not use derivative financial instruments for trading or speculative purposes. As of and during the six months ended March 29, 2013 the Company did not hold or enter into any commodity swaps or interest rate swaps.

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Financial Instruments (Continued)

        For derivative instruments that are designated and qualified as hedging instruments for accounting purposes, the Company documents and links the relationships between the hedging instruments and hedged items. The Company also assesses and documents at the hedge's inception whether the derivatives used in hedging transactions are effective in offsetting changes in fair values associated with the hedged items. For the quarters and the six months ended March 29, 2013, the Company did not have hedging instruments that were qualified for accounting purposes. For the quarter and the six months ended March 30, 2012, the Company did have hedging instruments that were qualified for accounting purposes. These hedges did not result in any hedge ineffectiveness for the quarters and six months ended March 30, 2012.

        All derivative financial instruments are reported on the Consolidated Balance Sheet at fair value with changes in the fair value of the derivative financial instruments recognized currently in the Company's Statement of Operations. The derivative financial instruments and impact of such changes in the fair value of the derivative financial instruments was not material to the Consolidated Balance Sheets as of March 29, 2013 and September 28, 2012 or Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income and Statement of Cash Flows for the quarters and six months ended March 29, 2013 and March 30, 2012.

Foreign Currency Exposures

        The Company manages foreign currency exchange rate risk through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact and potential variability in cash flows associated with intercompany loans, accounts receivable, accounts payable and forecasted transactions that are denominated in certain foreign currencies. As of March 29, 2013 and September 28, 2012, the total gross notional amount of the Company's foreign exchange contracts was $206 million and $225 million, respectively.

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

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Financial Instruments (Continued)

        The Company's exposure to credit risk associated with its derivative instruments is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. As of March 29, 2013, the Company was exposed to industry concentration with financial institutions as well as risk of loss if an individual counterparty or issuer failed to perform its obligations under contractual terms. The maximum amount of loss that the Company would incur as of March 29, 2013 without giving consideration to the effects of legally enforceable master netting agreements was approximately $2 million.

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

  •
  Level 3—inputs for the valuation models are unobservable and are based on management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques such as option pricing models and discounted cash flow models.

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

Assets Measured at Fair Value on a Recurring Basis

				Consolidated Balance Sheet Classification
	As of March 29, 2013
				Prepaids and Other Current Assets	Other Assets
($ in millions)	Level 1	Level 2	Total
Available-for-Sale Securities:
Corporate debt securities	$—	$31	$31	$9	$22
U.S. Government debt securities	189	61	250	137	113

Total	$189	$92	$281	$146	$135

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Financial Instruments (Continued)

				Consolidated Balance Sheet Classification
	As of September 28, 2012
				Prepaids and Other Current Assets	Other Assets
($ in millions)	Level 1	Level 2	Total
Available-for-Sale Securities:
Corporate debt securities	$—	$34	$34	$7	$27
U.S. Government debt securities	86	83	169	63	106

Total	$86	$117	$203	$70	$133

        During the quarter and six months ended March 29, 2013, the Company did not have any significant transfers between levels within the fair value hierarchy.

Other

        The Company had $1.9 billion and $2.0 billion of intercompany loans designated as permanent in nature as of March 29, 2013 and September 28, 2012, respectively. For the quarters ended March 29, 2013 and March 30, 2012, the Company recorded $84 million of cumulative translation loss and $43 million of cumulative translation gain, respectively, through accumulated other comprehensive loss related to these loans.

        For the six months ended March 29, 2013 and March 30, 2012, the Company recorded $62 million of cumulative translation loss and $27 million of cumulative translation gain, respectively, through accumulated other comprehensive loss related to these loans.

11.    Commitments and Contingencies

Legacy Matters Related to Former Management

        The Company is a party to several lawsuits involving disputes with former management, including its former chief executive officer, Mr. L. Dennis Kozlowski, its former chief financial officer, Mr. Mark Swartz and a former director, Mr. Frank Walsh Jr. The Company has filed civil complaints against Mr. Kozlowski and Mr. Swartz for breach of fiduciary duty and other wrongful conduct relating to alleged abuses of the Company's Key Employee Loan Program and relocation program, unauthorized bonuses, unauthorized payments, self dealing transactions and other improper conduct. In connection with Tyco's affirmative actions against Mr. Kozlowski and Mr. Swartz, Mr. Kozlowski, through counterclaims, and Mr. Swartz, through a separate lawsuit, are seeking an aggregate of approximately $140 million allegedly due in connection with their compensation and retention arrangements and under the Employee Retirement Income Security Act ("ERISA"). Mr. Walsh sought indemnification for legal and other expenses incurred by him in connection with the Company's affirmative action against him for breaches of fiduciary duties.

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

        With respect to Mr. Swartz, on March 3, 2011, the U.S. District Court for the Southern District of New York granted the Company's motion for summary judgment as to liability for its affirmative actions and further ruled that issues related to damages would need to be resolved at trial. During the second quarter of fiscal 2012, the Company reversed a $50 million liability related to Mr. Swartz's pay and benefits due to the expiration of the statute of limitations, which was recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. On May 15, 2012, Mr. Swartz filed a lawsuit against Tyco in New York state court claiming entitlement to monies under ERISA. The Company removed the case to the U.S. district court for the Southern District of New York and filed a motion to dismiss Mr. Swartz's claims for multiple reasons, including that the statute of limitations had expired, at the latest, during the second quarter of fiscal 2012. A trial to determine the Company's damages from Mr. Swartz's breaches of fiduciary duty concluded on October 17, 2012. At the conclusion of the trial, the Court ruled that the Company was entitled to recover all monies earned by Mr. Swartz in connection with his employment by Tyco between September 1, 1995 and June 1, 2002. The Company filed a motion requesting the entry of monetary sum certain judgment in conformity with the Court's ruling regarding the time period of disgorgement. The motion also requested interest related to the monies Mr. Swartz was found to have unlawfully taken from the Company. In March 2013, the Court entered an order awarding the Company's request for interest. In connection with Mr. Swartz's affirmative claims against the Company, the Court dismissed all of Mr. Swartz's claims except one claim in which Mr. Swartz contends he is entitled to reimbursement from the Company for taxes he paid in connection with his 2002 Separation Agreement. The Court has not opined on the merits of this claim, and the Company intends to continue to vigorously defend this claim.

        With respect to Mr. Walsh, in June 2002, the Company filed a civil complaint against him for breach of fiduciary duty, inducing breaches of fiduciary duty and related wrongful conduct involving a $20 million payment by Tyco, $10 million of which was paid to Mr. Walsh with the balance paid to a charity of which Mr. Walsh is trustee. The payment was purportedly made for Mr. Walsh's assistance in arranging the Company's acquisition of The CIT Group, Inc. On December 17, 2002, Mr. Walsh pleaded guilty to a felony violation of New York law in the Supreme Court of the State of New York, (New York County) and settled a civil action for violation of federal securities laws brought by the U.S. Securities and Exchange Commission (the "SEC") in United States District Court for the Southern District of New York. Both the felony charge and the civil action were brought against Mr. Walsh based on such payment. The felony charge accused Mr. Walsh of intentionally concealing information concerning the payment from Tyco's directors and shareholders while engaged in the sale of Tyco securities in the State of New York. The SEC action alleged that Mr. Walsh knew that the registration statement covering the sale of Tyco securities as part of the CIT Group acquisition contained a material misrepresentation concerning fees payable in connection with the acquisition. Pursuant to the plea and settlement, Mr. Walsh paid $20 million in restitution to Tyco on December 17, 2002. In October 2010, the U.S. District Court for the Southern District of New York denied the Company's affirmative claims for recovery of damages against Mr. Walsh. In January 2012, the United States Court

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    Commitments and Contingencies (Continued)

of Appeals for the Second Circuit reversed the District Court's ruling that Tyco's Board of Directors could ratify breaches of fiduciary duties owed by Mr. Walsh to Tyco's shareholders, and remanded the case to the District Court to resolve certain issues relating to consequential damages. On June 20, 2012, the District Court ruled in Tyco's favor and entered a judgment against Mr. Walsh. Separately, Mr. Walsh filed a New York state court claim against the Company asserting his entitlement to indemnification. In March 2013, Mr. Walsh and the Company entered into a settlement agreement resolving all claims they had against each other related to these lawsuits with no payments made by either party.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of March 29, 2013, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $107 million to $186 million. As of March 29, 2013, Tyco concluded that the best estimate within this range is approximately $138 million, of which $89 million is included in Accrued and other current liabilities and $49 million is included in Other liabilities in the Company's Consolidated Balance Sheet.

        The majority of the liabilities described above relate to ongoing remediation efforts at a facility in the Company's Global Products segment located in Marinette, Wisconsin, which the Company acquired in 1990 in connection with its acquisition of, among other things, the Ansul product line. Prior to Tyco's acquisition, Ansul manufactured arsenic-based agricultural herbicides at the Marinette facility, which resulted in significant arsenic contamination of soil and groundwater on the Marinette site and in parts of the adjoining Menominee River. Ansul has been engaged in ongoing remediation efforts at the Marinette site since 1990, and in February 2009 entered into an Administrative Consent Order (the "Consent Order") with the U.S. Environmental Protection Agency to address the presence of arsenic at the Marinette site. Under this agreement, Ansul's principal obligations are to contain the arsenic contamination on the site, pump and treat on-site groundwater, dredge, treat and properly dispose of contaminated sediments in the adjoining river areas, and monitor contamination levels on an ongoing basis. Activities completed under the Consent Order since 2009 include the installation of a subsurface barrier wall around the facility to contain contaminated groundwater, the installation of a groundwater extraction and treatment system and the dredging and offsite disposal of treated river sediment. As a result of treatability studies concluded during the second quarter of fiscal 2013, the Company became aware that additional river sediment beyond what was originally planned would require treatment by November 1, 2013, the deadline imposed under the Consent Order for river sediment remediation. This has caused the Company to increase its agreed upon remedial activities through the fall of 2013 in order to achieve compliance with the Consent Order. As a result of the increased level of remediation required, the Company recorded a charge of approximately $94 million during the quarter ended March 29, 2013 which it recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. As of March 29, 2013, the Company concluded that it was probable that it would incur remediation and monitoring costs related to the Marinette facility in the range of approximately $100 million to $175 million. The Company's best estimate within that range is approximately $131 million, of which $87 million is included in Accrued and other current liabilities and $44 million is included in Other liabilities in the Company's Consolidated Balance Sheet. Since

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    Commitments and Contingencies (Continued)

fiscal 2009, the year in which the Company received the Consent Order, the Company has incurred environmental remediation costs net of insurance recoveries of $132 million, of which $16 million were incurred during fiscal 2012. Although the Company has recorded its best estimate of the costs that it will incur to remediate and monitor the arsenic contamination at the Marinette facility, it is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows.

Asbestos Matters

        The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos containing components manufactured by third parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's historical strategy has been to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. In addition, the Company continues to assess its strategy for resolving asbestos claims. Due to the number of claims and limited amount of assets held by Yarway Corporation ("Yarway"), one of the Company's indirect subsidiaries, on April 22, 2013 Yarway filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. As a result of this filing, all asbestos claims against Yarway have been stayed pending confirmation of a plan of reorganization by the Bankruptcy Court. Yarway's goal is to negotiate, obtain approval of, and consummate a plan of reorganization that establishes an appropriately funded trust to provide for the fair and equitable payment of legitimate current and future Yarway asbestos claims, accompanied by appropriate injunctive relief permanently protecting Yarway and certain other protected parties from any further asbestos claims arising from products manufactured, sold, and/or distributed by Yarway. Although the terms of Yarway's plan of reorganization are unknown at this time, the Company does not expect them to have a material adverse effect on the Company's results of operations, financial condition or liquidity.

        As of March 29, 2013, the Company has determined that there were approximately 5,800 claims pending against it, its subsidiaries or entities for which the Company has assumed responsibility in connection with acquisitions and divestitures. This amount reflects the Company's current estimate of the number of viable claims made against such entities and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants, are duplicative of other actions or for which the Company is indemnified.

        Annually, during the Company's third quarter, the Company performs an analysis with the assistance of outside counsel and other experts to update its estimated asbestos related assets and liabilities. In addition, on a quarterly basis, the Company re-evaluates the assumptions used to perform

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    Commitments and Contingencies (Continued)

the annual analysis and records an expense as necessary to reflect changes in its estimated liability and related insurance asset. The Company's estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made in the future during a defined period of time (the look-forward period). As part of the Company's annual valuation process in the third quarter of fiscal 2012, the Company determined that a look-back period of three years was more appropriate than a five year period because the Company has experienced a higher and more consistent level of claims activity and settlement costs in the past three years. As a result, the Company believes a three year look-back period is more representative of future claim and settlement activity than the five year period it previously used. The Company also revised its look-forward period from seven years to fifteen years. The Company's decision to revise its look- forward period was primarily based on improvements in the consistency of observable data and the Company's more extensive experience with asbestos claims since the look-forward period was originally established in 2005. The revisions to the Company's look-forward and look-back periods do not apply to claims made against Yarway. Excluding these claims, the Company believes it can make a more reliable estimate of pending and future claims beyond seven years. The Company believes valuation of pending claims and future claims to be filed over the next fifteen years produces a reasonable estimate of its asbestos liability, which it records in the unaudited consolidated financial statements on an undiscounted basis.

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

        As of March 29, 2013, the Company's estimated net liability of $203 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $355 million, and separately as an asset for insurance recoveries of $152 million. The Company believes that its asbestos related liabilities and insurance related assets as of March 29, 2013 are appropriate. Similarly, as of September 28, 2012, the Company's estimated net liability of $155 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $401 million, and separately as an asset for insurance recoveries of $246 million.

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    Commitments and Contingencies (Continued)

        The net liabilities reflected in the Company's Consolidated Balance Sheet represent the Company's best estimates of probable losses for the look-forward periods described above. It is reasonably possible that losses will be incurred for claims made subsequent to such look-forward periods. However, due to the inherent uncertainty and lack of reliable trend data in predicting losses beyond 2027, the Company is unable to reasonably estimate the amount of losses beyond such date. With respect to claims made against Yarway, the Company is unable to reasonably estimate losses beyond what it has accrued because it is uncertain what the impact of Yarway's reorganization plan under Chapter 11 of the Bankruptcy Code will be on the Company. However, the Company does not expect the impact to be materially adverse to its financial condition, results of operations or liquidity.

        The amounts recorded by the Company for asbestos-related liabilities and insurance-related assets are based on the Company's strategies for resolving its asbestos claims, currently available information, and a number of estimates and assumptions. Key variables and assumptions include the number and type of new claims that are filed each year, the average cost of resolution of claims, the resolution of coverage issues with insurance carriers, amount of insurance and the solvency risk with respect to the Company's insurance carriers. Many of these factors are closely linked, such that a change in one variable or assumption will impact one or more of the others, and no single variable or assumption predominately influences the determination of the Company's asbestos-related liabilities and insurance-related assets. Furthermore, predictions with respect to these variables are subject to greater uncertainty in the later portion of the projection period. Other factors that may affect the Company's liability and cash payments for asbestos-related matters include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms of state or federal tort legislation and the applicability of insurance policies among subsidiaries. As a result, actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company's calculations vary significantly from actual results.

Compliance Matters

        As previously reported in the Company's periodic filings, in the fourth fiscal quarter of 2012, the Company settled with the Department of Justice ("DOJ") and the SEC charges related to alleged improper payments made by the Company's subsidiaries and agents in recent years, and agreed to pay approximately $26 million in fines, disgorgement and prejudgment interest to the DOJ and SEC, which the Company had previously reserved in the fourth quarter of fiscal 2011. The Company paid the DOJ approximately $13 million in the first quarter of fiscal 2013 and expects to make the payment of approximately $13 million to the SEC in the second half of fiscal 2013.

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

	U.S. Plans
	For the Quarters Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Service cost	$2	$1	$3	$2
Interest cost	8	9	16	18
Expected return on plan assets	(12)	(11)	(24)	(21)
Amortization of net actuarial loss	3	3	7	6

Net periodic benefit cost	$1	$2	$2	$5

	Non-U.S. Plans
	For the Quarters Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Service cost	$4	$4	$9	$7
Interest cost	13	13	26	27
Expected return on plan assets	(18)	(15)	(34)	(30)
Amortization of net actuarial loss	4	3	6	5

Net periodic benefit cost	$3	$5	$7	$9

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

        The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates and to make discretionary voluntary contributions from time-to-time. The Company anticipates that it will contribute at least the minimum required to its pension plans in fiscal year 2013 of $11 million for U.S. plans and $50 million for non-U.S. plans. During the quarter ended March 29, 2013, the Company made required contributions of $1 million to its U.S. pension plans and $13 million to its non-U.S. pension plans. During the six months ended March 29, 2013, the Company made required contributions of $2 million to its U.S. pension plans and $26 million to its non-U.S. pension plans.

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

        In addition to the annual grant and in connection with the Separation, the Compensation and Human Resources Committee of the Board awarded as a one-time event Leadership Grants to selected employees in order to strengthen the alignment of the new senior management team with the shareholders of the post-Separation Company and to enhance employee retention. The total number of leadership awards issued was approximately 1.9 million, of which 1.5 million were stock options and 0.4 million were restricted unit awards. The options vest after a period of 3 years and restricted stock units vest in equal installments on the third and fourth anniversary of the grant date. The weighted-average grant-date fair value of the stock options and restricted unit awards was $7.20 and $27.14, respectively. The weighted-average assumptions used in the Black-Scholes option pricing model included an expected stock price volatility of 35%, a risk free interest rate of 0.87%, an expected annual dividend per share of $0.60 and an expected option life of 5.8 years.

14.    Equity and Comprehensive Income

Dividends

        Under Swiss law, the authority to declare dividends is vested in the general meeting of shareholders, and on March 6, 2013, the Company's shareholders approved a cash dividend of $0.64 per share, payable to shareholders in four quarterly installments of $0.16 in May 2013, August 2013, November 2013 and February 2014. As a result, during the quarter ended March 29, 2013, the Company recorded an accrued dividend of $296 million within Accrued and other current liabilities and a corresponding reduction to Contributed surplus on the Company's Consolidated Balance Sheet.

        On September 17, 2012, the Company's shareholders approved a $0.30 per share dividend, payable to shareholders in two quarterly installments of $0.15. As a result, the Company recorded an accrued dividend of $139 million as of September 17, 2012 within Accrued and other current liabilities and a corresponding reduction to Contributed surplus on the Company's Consolidated Balance Sheet. The first installment of $0.15 was paid on November 15, 2012 to shareholders of record on October 16, 2012. The second installment of $0.15 was paid on February 20, 2013 to shareholders of record on January 25, 2013.

Share Repurchase Program

        On January 29, 2013, the Company announced that its Board of Directors approved $600 million in share repurchase authority ("2013 Share Repurchase Program") in addition to the $1.0 billion share repurchase program that its Board of Directors approved in April 2011 ("2011 Share Repurchase

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    Equity and Comprehensive Income (Continued)

Program"). During the six months ended March 29, 2013, the Company repurchased approximately 7 million shares for approximately $200 million. As of March 29, 2013, the Company completed the 2011 Share Repurchase Program and approximately $600 million of share repurchase authority remained outstanding under the 2013 Share Repurchase Program.

Common Shares

        On March 6, 2013, shareholders of the Company approved a reduction of the Company's registered share capital from CHF 3,258,632,435 to CHF 243,181,525 by reducing the par value of each share from CHF 6.70 to CHF 0.50 per share and correspondingly increasing the Company's contributed surplus by CHF 3,015,450,910. The reduction in registered share capital and corresponding increase in contributed surplus is intended to provide the Company with more flexibility in making distributions to shareholders. In accordance with Swiss law, the reduction of share capital will only be accomplished after publication of the notice to creditors and the resulting two-month period for filing claims has expired and all claims filed have been satisfied or secured. As a result, the reduction in registered share capital and corresponding increase in contributed surplus, which will not result in a change to total Shareholders' Equity, is expected to occur no earlier than May 12, 2013.

Comprehensive Income

	For the Quarters Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net income	$70	$323	$235	$645
Foreign currency translation	(102)	198	(74)	120
Liquidation of foreign entities	—	—	(10)	—
Income tax expense	—	—	(7)	(1)

Foreign currency translation, net of tax	(102)	198	(91)	119

Amortization of net actuarial losses	7	5	13	11
Income tax expense	(2)	(2)	(4)	(4)

Defined benefit and post retirement plan, net of tax	5	3	9	7

Unrealized (loss) on marketable securities and derivative instruments	—	(1)	(1)	(1)
Income tax benefit	—	1	2	3

Unrealized gain on marketable securities and derivative instruments, net of tax	—	—	1	2

Total other comprehensive (loss) income, net of tax	(97)	201	(81)	128

Comprehensive (loss) income	(27)	524	154	773
Less: comprehensive (loss) income attributable to noncontrolling interests	(2)	—	—	—

Comprehensive (loss) income attributable to Tyco common shareholders	$(25)	$524	$154	$773

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

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    Consolidated Segment Data (Continued)

        As a result of the 2012 Separation, net revenue and operating income for the quarter and six months ended March 30, 2012 have been recast for the new segment structure. Selected information by segment is presented in the following tables ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net revenue(1):
NA Installation & Services	$953	$953	$1,929	$1,915
ROW Installation & Services	1,077	1,070	2,167	2,126
Global Products	578	519	1,112	979

Net revenue	$2,608	$2,542	$5,208	$5,020

(1)
Net revenue by operating segment excludes intercompany transactions.

	For the Quarters Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Operating income (loss):
NA Installation & Services	$79	$85	$187	$171
ROW Installation & Services	106	105	220	215
Global Products	—	86	74	167
Corporate and Other	(62)	(48)	(123)	(139)

Operating income	$123	$228	$358	$414

16.    Inventory

        Inventories consisted of the following ($ in millions):

	As of
	March 29, 2013	September 28, 2012
Purchased materials and manufactured parts	$148	$135
Work in process	72	80
Finished goods	434	419

Inventories	$654	$634

        Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.    Property, Plant and Equipment

        Property, plant and equipment consisted of the following ($ in millions):

	As of
	March 29, 2013	September 28, 2012
Land	$43	$44
Buildings	371	358
Subscriber systems	3,031	3,063
Machinery and equipment	1,189	1,158
Construction in progress	92	102
Accumulated depreciation	(3,058)	(3,055)

Property, Plant and Equipment, net	$1,668	$1,670

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

        In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien, TE Connectivity, ADT and Tyco Flow Control operating entities. In connection with both the 2012 and 2007 Separations, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien, TE Connectivity, ADT or Pentair, as appropriate. To the extent these guarantees were not assigned prior to the Separation dates, Tyco remained as the guarantor, but was typically indemnified by the former subsidiary. The Company's obligations related to the 2012 Separation were $3 million, which were included in Other liabilities on the Company's Consolidated Balance Sheet as of both March 29, 2013 and September 28, 2012, with an offset to Tyco's shareholders' equity on the 2012 Separation date. The Company's obligations related to the 2007 Separation were $3 million, which were included in Other liabilities on the Company's Consolidated Balance Sheets as of both March 29, 2013 and September 28, 2012, with an offset to Tyco's shareholders' equity on the 2007 Separation date.

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

Balance as of September 28, 2012	$30
Warranties issued	7
Changes in estimates	(2)
Settlements	(6)

Balance as of March 29, 2013	$29

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended March 29, 2013

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$2,608	$—	$2,608
Cost of product sales and services	—	—	1,673	—	1,673
Selling, general and administrative expenses	2	—	788	—	790
Separation costs	1	—	(1)	—	—
Restructuring and asset impairment charges, net	—	—	22	—	22

Operating (loss) income	(3)	—	126	—	123
Interest income	—	—	4	—	4
Interest expense	—	(23)	(2)	—	(25)
Other expense, net	(20)	—	—	—	(20)
Equity in net income of subsidiaries	262	205	—	(467)	—
Intercompany interest and fees	(167)	48	119	—	—

Income from continuing operations before income taxes	72	230	247	(467)	82
Income tax expense	—	—	(4)	—	(4)
Equity loss in earnings of unconsolidated subsidiaries	—	—	(6)	—	(6)

Income from continuing operations	72	230	237	(467)	72
Loss from discontinued operations, net of income taxes	—	—	(2)	—	(2)

Net income	72	230	235	(467)	70
Less: noncontrolling interest in subsidiaries net loss	—	—	(2)	—	(2)

Net income attributable to Tyco common shareholders	$72	$230	$237	$(467)	$72

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Quarter Ended March 29, 2013

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$72	$230	$235	$(467)	$70

Other comprehensive (loss) income, net of tax
Foreign currency translation	(102)	—	(102)	102	(102)
Defined benefit and post retirement plans	5	—	5	(5)	5

Total other comprehensive loss, net of tax	(97)	—	(97)	97	(97)

Comprehensive (loss) income	(25)	230	138	(370)	(27)
Less: comprehensive loss attributable to noncontrolling interests	—	—	(2)	—	(2)

Comprehensive (loss) income attributable to Tyco common shareholders	$(25)	$230	$140	$(370)	$(25)

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended March 30, 2012

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$2,542	$—	$2,542
Cost of product sales and services	—	—	1,634	—	1,634
Selling, general and administrative expenses	3	(1)	658	—	660
Separation costs	—	—	4	—	4
Restructuring and asset impairment charges, net	—	—	16	—	16

Operating (loss) income	(3)	1	230	—	228
Interest income	—	—	4	—	4
Interest expense	—	(59)	—	—	(59)
Other (expense) income, net	(5)	—	1	—	(4)
Equity in net income of subsidiaries	451	311	—	(762)	—
Intercompany interest and fees	(129)	88	48	(7)	—

Income from continuing operations before income taxes	314	341	283	(769)	169
Income tax benefit (expense)	1	(7)	(27)	—	(33)
Equity loss in earnings of unconsolidated subsidiaries	—	—	(2)	—	(2)

Income from continuing operations	315	334	254	(769)	134
Income from discontinued operations, net of income taxes	8	—	174	7	189

Net income	323	334	428	(762)	323
Less: noncontrolling interest in subsidiaries net income	—	—	—	—	—

Net income attributable to Tyco common shareholders	$323	$334	$428	$(762)	$323

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Quarter Ended March 30, 2012

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$323	$334	$428	$(762)	$323

Other comprehensive income, net of tax
Foreign currency translation	198	3	195	(198)	198
Defined benefit and post retirement plans	3	—	3	(3)	3

Total other comprehensive income, net of tax	201	3	198	(201)	201

Comprehensive income	524	337	626	(963)	524
Less: comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to Tyco common shareholders	$524	$337	$626	$(963)	$524

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended March 29, 2013

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$5,208	$—	$5,208
Cost of product sales and services	—	—	3,341	—	3,341
Selling, general and administrative expenses	7	1	1,464	—	1,472
Separation costs	4	—	1	—	5
Restructuring and asset impairment charges, net	—	—	32	—	32

Operating (loss) income	(11)	(1)	370	—	358
Interest income	—	—	8	—	8
Interest expense	—	(47)	(2)	—	(49)
Other (expense) income, net	(30)	—	1	—	(29)
Equity in net income of subsidiaries	465	273	—	(738)	—
Intercompany interest and fees	(189)	97	92	—	—

Income from continuing operations before income taxes	235	322	469	(738)	288
Income tax expense	—	—	(43)	—	(43)
Equity loss in earnings of unconsolidated subsidiaries	—	—	(12)	—	(12)

Income from continuing operations	235	322	414	(738)	233
Income from discontinued operations, net of income taxes	—	—	2	—	2

Net income	235	322	416	(738)	235
Less: noncontrolling interest in subsidiaries net income	—	—	—	—	—

Net income attributable to Tyco common shareholders	$235	$322	$416	$(738)	$235

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Six Months Ended March 29, 2013

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$235	$322	$416	$(738)	$235

Other comprehensive (loss) income, net of tax
Foreign currency translation	(91)	—	(91)	91	(91)
Defined benefit and post retirement plans	9	—	9	(9)	9
Unrealized gain on marketable securities and derivative instruments	1	—	1	(1)	1

Total other comprehensive loss, net of tax	(81)	—	(81)	81	(81)

Comprehensive income	154	322	335	(657)	154
Less: comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to Tyco common shareholders	$154	$322	$335	$(657)	$154

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended March 30, 2012

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$5,020	$—	$5,020
Cost of product sales and services	—	—	3,213	—	3,213
Selling, general and administrative expenses	7	2	1,328	—	1,337
Separation costs	—	—	4	—	4
Restructuring and asset impairment charges, net	1	—	51	—	52

Operating (loss) income	(8)	(2)	424	—	414
Interest income	—	—	9	—	9
Interest expense	—	(116)	(1)	—	(117)
Other (expense) income, net	(4)	—	2	—	(2)
Equity in net income of subsidiaries	895	530	—	(1,425)	—
Intercompany interest and fees	(247)	175	87	(15)	—

Income from continuing operations before income taxes	636	587	521	(1,440)	304
Income tax benefit (expense)	1	(14)	(47)	—	(60)
Equity loss in earnings of unconsolidated subsidiaries	—	—	(12)	—	(12)

Income from continuing operations	637	573	462	(1,440)	232
Income from discontinued operations, net of income taxes	8	—	390	15	413

Net income	645	573	852	(1,425)	645
Less: noncontrolling interest in subsidiaries net income	—	—	—	—	—

Net income attributable to Tyco common shareholders	$645	$573	$852	$(1,425)	$645

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Six Months Ended March 30, 2012

(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$645	$573	$852	$(1,425)	$645

Other comprehensive income (loss), net of tax
Foreign currency translation	119	(2)	121	(119)	119
Defined benefit and post retirement plans	7	—	7	(7)	7
Unrealized gain on marketable securities and derivative instruments	2	—	2	(2)	2

Total other comprehensive income (loss), net of tax	128	(2)	130	(128)	128

Comprehensive income	773	571	982	(1,553)	773
Less: comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to Tyco common shareholders	$773	$571	$982	$(1,553)	$773

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 29, 2013

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$430	$—	$430
Accounts receivable, net	—	—	1,649	—	1,649
Inventories	—	—	654	—	654
Intercompany receivables	1,272	2,014	8,748	(12,034)	—
Prepaid expenses and other current assets	11	—	919	—	930
Deferred income taxes	—	—	295	—	295

Total current assets	1,283	2,014	12,695	(12,034)	3,958
Property, plant and equipment, net	—	—	1,668	—	1,668
Goodwill	—	—	4,345	—	4,345
Intangible assets, net	—	—	735	—	735
Investment in subsidiaries	25,927	12,656	—	(38,583)	—
Intercompany loans receivable	1,921	5,250	19,971	(27,142)	—
Other assets	71	7	1,174	—	1,252

Total Assets	$29,202	$19,927	$40,588	$(77,759)	$11,958

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$—	$11	$—	$11
Accounts payable	—	—	783	—	783
Accrued and other current liabilities	332	23	1,402	—	1,757
Deferred revenue	—	—	418	—	418
Intercompany payables	3,667	5,090	3,277	(12,034)	—

Total current liabilities	3,999	5,113	5,891	(12,034)	2,969
Long-term debt	—	1,443	38	—	1,481
Intercompany loans payable	19,987	3,069	4,086	(27,142)	—
Deferred revenue	—	—	405	—	405
Other liabilities	502	—	1,859	—	2,361

Total Liabilities	24,488	9,625	12,279	(39,176)	7,216

Redeemable noncontrolling interest	—	—	12	—	12

Tyco Shareholders' Equity:
Common shares	2,792	—	—	—	2,792
Common shares held in treasury	—	—	(967)	—	(967)
Other shareholders' equity	1,922	10,302	29,248	(38,583)	2,889

Total Tyco Shareholders' Equity	4,714	10,302	28,281	(38,583)	4,714
Nonredeemable noncontrolling interest	—	—	16	—	16

Total Equity	4,714	10,302	28,297	(38,583)	4,730

Total Liabilities, Redeemable Noncontrolling Interest and Equity	$29,202	$19,927	$40,588	$(77,759)	$11,958

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 28, 2012

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$844	$—	$844
Accounts receivable, net	7	—	1,689	—	1,696
Inventories	—	—	634	—	634
Intercompany receivables	1,220	1,890	10,361	(13,471)	—
Prepaid expenses and other current assets	14	—	870	—	884
Deferred income taxes	—	—	295	—	295

Total current assets	1,241	1,890	14,693	(13,471)	4,353
Property, plant and equipment, net	—	—	1,670	—	1,670
Goodwill	—	—	4,367	—	4,367
Intangible assets, net	—	—	771	—	771
Investment in subsidiaries	25,666	12,274	—	(37,940)	—
Intercompany loans receivable	1,921	7,031	19,956	(28,908)	—
Other assets	67	260	877	—	1,204

Total Assets	$28,895	$21,455	$42,334	$(80,319)	$12,365

Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$—	$10	$—	$10
Accounts payable	—	—	897	—	897
Accrued and other current liabilities	187	23	1,578	—	1,788
Deferred revenue	—	—	402	—	402
Intercompany payables	3,571	6,793	3,107	(13,471)	—

Total current liabilities	3,758	6,816	5,994	(13,471)	3,097
Long-term debt	—	1,443	38	—	1,481
Intercompany loans payable	19,672	3,055	6,181	(28,908)	—
Deferred revenue	—	—	424	—	424
Other liabilities	471	—	1,870	—	2,341

Total Liabilities	23,901	11,314	14,507	(42,379)	7,343

Redeemable noncontrolling interest	—	—	12	—	12

Tyco Shareholders' Equity:
Common shares	2,792	—	—	—	2,792
Common shares held in treasury	—	—	(1,094)	—	(1,094)
Other shareholders' equity	2,202	10,141	28,893	(37,940)	3,296

Total Tyco Shareholders' Equity	4,994	10,141	27,799	(37,940)	4,994
Nonredeemable noncontrolling interest	—	—	16	—	16

Total Equity	4,994	10,141	27,815	(37,940)	5,010

Total Liabilities, Redeemable Noncontrolling Interest and Equity	$28,895	$21,455	$42,334	$(80,319)	$12,365

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended March 29, 2013

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(175)	$318	$64	$—	$207
Net cash provided by discontinued operating activities	—	—	2	—	2
Cash Flows From Investing Activities:
Capital expenditures	—	—	(192)	—	(192)
Proceeds from disposal of assets	—	—	4	—	4
Acquisition of businesses, net of cash acquired	—	—	(38)	—	(38)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	(12)	—	(12)
Intercompany dividend from subsidiary	—	14	—	(14)	—
Net increase in intercompany loans	—	(300)	—	300	—
Net increase in investments	—	—	(80)	—	(80)
Other	—	—	(6)	—	(6)

Net cash used in investing activities	—	(286)	(324)	286	(324)
Cash Flows From Financing Activities:
Net repayments of debt	—	—	(1)	—	(1)
Proceeds from exercise of share options	—	—	94	—	94
Dividends paid	(140)	—	—	—	(140)
Intercompany dividend to parent	—	—	(14)	14	—
Repurchase of common shares by treasury	—	—	(200)	—	(200)
Net intercompany loan borrowings (repayments)	315	—	(15)	(300)	—
Transfer (to) from discontinued operations	—	(32)	2	—	(30)
Other	—	—	(17)	—	(17)

Net cash provided by (used in) financing activities	175	(32)	(151)	(286)	(294)
Net cash provided by discontinued financing activities	—	—	30	—	30
Effect of currency translation on cash	—	—	(3)	—	(3)

Net decrease in cash and cash equivalents	—	—	(382)	—	(382)
Less: net increase in cash and cash equivalents related to discontinued operations	—	—	32	—	32
Cash and cash equivalents at beginning of period	—	—	844	—	844

Cash and cash equivalents at end of period	$—	$—	$430	$—	$430

TYCO INTERNATIONAL LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.    Tyco International Finance S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended March 30, 2012

($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(187)	$1,003	$(610)	$—	$206
Net cash provided by discontinued operating activities	—	—	848	—	848
Cash Flows From Investing Activities:
Capital expenditures	—	—	(185)	—	(185)
Proceeds from disposal of assets	—	—	2	—	2
Acquisition of businesses, net of cash acquired	—	—	(205)	—	(205)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	(13)	—	(13)
Net increase in intercompany loans	—	(996)	—	996	—
(Increase) decrease in investment in subsidiaries	(593)	(7)	16	584	—
Net decrease in investments	—	—	40	—	40
Other	—	—	18	—	18

Net cash used in investing activities	(593)	(1,003)	(327)	1,580	(343)
Net cash used in discontinued investing activities	—	—	(577)	11	(566)
Cash Flows From Financing Activities:
Proceeds from exercise of share options	—	—	88	—	88
Dividends paid	(231)	—	—	—	(231)
Repurchase of common shares by treasury	—	—	(300)	—	(300)
Net intercompany loan borrowings (repayments)	1,011	—	(15)	(996)	—
Increase in equity from parent	—	—	68	(68)	—
Transfer from discontinued operations	—	—	710	(516)	194
Other	—	—	(19)	—	(19)

Net cash provided by (used in) financing activities	780	—	532	(1,580)	(268)
Net cash provided by (used in) discontinued financing activities	—	—	331	(527)	(196)
Effect of currency translation on cash	—	—	10	—	10
Effect of currency translation on cash related to discontinued operations	—	—	5	—	5

Net increase (decrease) in cash and cash equivalents	—	—	212	(516)	(304)
Less: net increase in cash and cash equivalents related to discontinued operations	—	—	607	(516)	91
Cash and cash equivalents at beginning of period	—	—	1,229	—	1,229

Cash and cash equivalents at end of period	$—	$—	$834	$—	$834

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

Business Overview

        We are a leading global provider of security products and services, fire detection and suppression products and services and life safety products. We utilize our extensive global footprint of over 1,200 locations, including manufacturing facilities, service and distribution centers, monitoring centers and sales offices, to provide solutions and localized expertise to our global customer base. We provide an extensive range of product and service offerings to over 3 million customers in more than 100 countries through multiple channels. Our revenues are broadly diversified across the United States and Canada (collectively "North America"); Central America and South America (collectively "Latin America"); Europe, the Middle East, and Africa (collectively "EMEA") and the Asia-Pacific region. We refer to Latin America, EMEA, and Asia-Pacific region collectively as "Rest of World" or "ROW". The following chart reflects our first fiscal half 2013 net revenue by region.

Six Months Ended March 29, 2013
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

Results of Operations

        Consolidated financial information is as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net revenue	$2,608	$2,542	$5,208	$5,020
Net revenue growth	2.6%	N/A	3.7%	N/A
Organic revenue growth	1.7%	N/A	1.6%	N/A
Operating income	$123	$228	$358	$414
Operating margin	4.7%	9.0%	6.9%	8.2%
Interest income	$4	$4	$8	$9
Interest expense	25	59	49	117
Other (expense) income, net	(20)	(4)	(29)	(2)
Income tax expense	4	33	43	60
Equity loss in earnings of unconsolidated subsidiaries	6	2	12	12

Net Revenue

        Net revenue for the quarter ended March 29, 2013 increased by $66 million, or 2.6%, to $2.6 billion as compared to net revenue of $2.5 billion for the quarter ended March 30, 2012. On an organic basis, net revenue grew by $42 million or 1.7% year over year, primarily as a result of revenue growth across all our businesses in our Global Products segment. Net revenue was favorably impacted by acquisitions of $28 million, or 1.1%, primarily within our Global Products and ROW Installation & Services segments. Changes in foreign currency exchange rates in our ROW Installation & Services segment unfavorably impacted net revenue by $10 million, or 0.4%.

        Net revenue for the six months ended March 29, 2013 increased by $188 million, or 3.7%, to $5.2 billion as compared to net revenue of $5.0 billion for the six months ended March 30, 2012. On an organic basis, net revenue grew by $78 million, or 1.6% year over year, primarily as a result of revenue growth across all our businesses in our Global Products segment. Net revenue was favorably impacted by acquisitions of $104 million, or 2.1%, primarily within our Global Products and ROW Installation & Services segments.

Operating Income

        Operating income for the quarter ended March 29, 2013 decreased by $105 million, or 46.1% to $123 million, as compared to operating income of $228 million for the quarter ended March 30, 2012.

Operating income for the quarter ended March 29, 2013 was unfavorably impacted by a charge of $94 million for additional environmental remediation activities planned for a Global Products facility located in Marinette, Wisconsin. See Note 11 to our Unaudited Consolidated Financial Statements for further information. Additionally, the prior year quarter included a net benefit of approximately $30 million resulting primarily from the reversal of a compensation reserve established in respect of legacy litigation with former management. Partially offsetting the impact of these items were favorable impacts to corporate expense given our smaller corporate footprint as well as the benefit of ongoing cost containment and restructuring actions.

        Operating income for the six months ended March 29, 2013 decreased by $56 million, or 13.5% to $358 million, as compared to operating income of $414 million for the six months ended March 30, 2012. Operating income for the six months ended March 29, 2013 was unfavorably impacted by charges of $100 million for additional environmental remediation activities planned for a Global Products facility located in Marinette, Wisconsin. See Note 11 to our Unaudited Consolidated Financial Statements for further information. Additionally, the prior year period included a net benefit of approximately $30 million resulting primarily from the reversal of a compensation reserve established in respect of legacy litigation with former management. Partially offsetting the impact of these items were favorable impacts to corporate expense given our smaller corporate footprint as well as improved performance in our NA Installation & Services segment. We also continue to see the benefit of ongoing cost containment and restructuring actions.

        Items impacting operating income for quarter and six months ended March 29, 2013 and the quarter and six months ended March 30, 2012 are as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Restructuring, repositioning and asset impairment charges, net	$26	$16	$36	$52
Losses/(gains) on divestitures, net	9	3	6	3
Separation costs	16	4	34	4
Acquisition and integration costs	—	1	1	3
Resolution of legacy dealer legal dispute	—	20	—	20
Former management compensation reversal	—	(50)	—	(50)
Asbestos related (gains) charges	(1)	—	(2)	—
Environmental remediation costs—Marinette	94	—	100	—

        We continue to identify and pursue opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across our businesses. Additionally, during the quarter ended March 29, 2013, we initiated certain global actions designed to reduce our cost structure and improve future profitability by streamlining operations and better aligning functions, which we refer to as repositioning actions. The Company expects to incur approximately $75 million to $100 million of restructuring and repositioning charges in fiscal 2013. See Note 4 to the Unaudited Consolidated Financial Statements.

Interest Income and Expense

        Interest income was $4 million for both the quarters ended March 29, 2013 and March 30, 2012. Interest income was $8 million and $9 million for the six months ended March 29, 2013 and March 30, 2012, respectively.

        Interest expense was $25 million in the quarter ended March 29, 2013 compared to $59 million in the quarter ended March 30, 2012, and $49 million in the six months ended March 29, 2013 compared to $117 million in the six months ended March 30, 2012. The decrease in interest expense is primarily related to savings realized from the redemption of $2.6 billion of debt securities in connection with the 2012 Separation.

Other Expense, Net

        Significant components of Other (expense) income, net for the quarters and the six months ended March 29, 2013 and March 30, 2012 are as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
2012 Tax Sharing Agreement charges (see Note 6 to the Unaudited Consolidated Financial Statements)	$(20)	$—	$(30)	$—
2007 Tax Sharing Agreement charges (see Note 6 to the Unaudited Consolidated Financial Statements)	—	(5)	—	(4)
Other	—	1	1	2

Total	$(20)	$(4)	$(29)	(2)

Effective Income Tax Rate

        Our effective income tax rate was 4.9% and 19.5% for the quarters ended March 29, 2013 and March 30, 2012, respectively. The decrease in our effective tax rate was primarily due to the impact in the current period of the additional environmental remediation charges discussed above.

        Our effective income tax rate was 14.9% and 19.7% during the six months ended March 29, 2013 and March 30, 2012, respectively. The decrease in our effective tax rate was primarily due to the impact in the current period of the additional environmental remediation charges discussed above. This benefit was partially offset by favorable audit resolutions in multiple jurisdictions in the comparable period, which did not repeat in the current period.

        The rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as the geographic mix of income before taxes.

Equity Loss in Earnings of Unconsolidated Subsidiaries

        Equity loss in earnings of unconsolidated subsidiaries reflects our share of Atkore International Group's ("Atkore") net loss, which is accounted for under the equity method of accounting. Equity loss in earnings of unconsolidated subsidiaries during the quarters ended March 29, 2013 and March 30, 2012 was $6 million and $2 million, respectively. Equity loss in earnings of unconsolidated subsidiaries during both the six months ended March 29, 2013 and March 30, 2012 was $12 million.

Segment Results

        The following chart reflects our net revenue by operating segment, as well as the percent of net revenue by operating segment, for the quarter and six months ended March 29, 2013 and March 30, 2012, respectively.

        The segment discussions that follow describe the significant factors contributing to the changes in results for each of our segments included in continuing operations.

NA Installation & Services

        Financial information for NA Installation & Services for the quarters and six months ended March 29, 2013 and March 30, 2012 was as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net revenue	$953	$953	$1,929	$1,915
Net revenue growth	0.0%	N/A	0.7%	N/A
Organic revenue growth/(decline)	(0.2)%	N/A	0.3%	N/A
Operating income	$79	$85	$187	$171
Operating margin	8.3%	8.9%	9.7%	8.9%

Net Revenue

        The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Second Quarter Fiscal 2013 Compared to Second Quarter Fiscal 2012	Year to Date Fiscal 2013 Compared to Year to Date Fiscal 2012
Organic revenue growth/(decline)	$(2)	$6
Acquisitions	2	4
Impact of foreign currency	—	4

Total change	$—	$14

        Net revenue was unchanged for the quarter ended March 29, 2013 as compared to the quarter ended March 30, 2012 as the favorable impact of an acquisition during the first quarter of fiscal 2013 was offset by an organic revenue decline. Organic revenue decline for the quarter ended March 29, 2013 was primarily driven by a decline in revenue in the North America security business as a result of project selectivity, offset by revenue growth in our North America fire business.

        Net revenue increased $14 million, or 0.7%, to $1,929 million for the six months ended March 29, 2013 as compared to $1,915 million for the six months ended March 30, 2012. Organic revenue increase for the six months ended March 29, 2013 was primarily driven by revenue growth in the North America fire business, partially offset by a decline in revenue in the North America security business as a result of project selectivity. Net revenue was favorably impacted by $4 million or 0.2% due to an acquisition during the first quarter of fiscal 2013 as well as changes in foreign currency exchanges rates of $4 million, or 0.2%.

Operating Income

        Operating income for the quarter ended March 29, 2013 decreased $6 million, or 7.1%, to $79 million, as compared to operating income of $85 million for the quarter ended March 30, 2012. Operating income for the quarter ended March 29, 2013 decreased primarily due to separation costs as well as dis-synergy costs related to the 2012 Separation, partially offset by a higher mix of service revenue across all of our businesses and efficiencies gained through improved installation execution and project selectivity in the North America security business.

        Operating income for the six months ended March 29, 2013 increased $16 million, or 9.4%, to $187 million, as compared to operating income of $171 million for the six months ended March 30, 2012. Operating income for the six months ended March 29, 2013 increased due to a higher mix of service revenue across all of our businesses, efficiencies gained through improved installation execution and project selectivity in the North America security business as well as lower restructuring charges compared to the prior year period, partially offset by separation costs as well as dis-synergy costs related to the 2012 separation.

        Items impacting operating income for the quarter and six months ended March 29, 2013 and the quarter and six months ended March 30, 2012 are as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Restructuring and asset impairment charges, net	$6	$7	$6	$28
Losses/(gains) on divestitures, net	3	—	3	—
Separation costs	16	—	28	—
Acquisition and integration costs	—	—	—	1

ROW Installation & Services

        Financial information for ROW Installation & Services for the quarters and six months ended March 29, 2013 and March 30, 2012 were as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net revenue	$1,077	$1,070	$2,167	$2,126
Net revenue growth	0.7%	N/A	1.9%	N/A
Organic revenue growth	0.9%	N/A	0.6%	N/A
Operating income	$106	$105	$220	$215
Operating margin	9.8%	9.8%	10.2%	10.1%

Net Revenue

        The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Second Quarter Fiscal 2013 Compared to Second Quarter Fiscal 2012	Year to Date Fiscal 2013 Compared to Year to Date Fiscal 2012
Organic revenue growth	$10	$12
Acquisitions	11	46
Divestitures	(4)	(10)
Impact of foreign currency	(10)	(7)

Total change	$7	$41

        Net revenue increased $7 million, or 0.7%, to $1,077 million for the quarter ended March 29, 2013 as compared to $1,070 million for the quarter ended March 30, 2012. Organic revenue growth for the quarter ended March 29, 2013 was driven by an increase in service revenue in Asia, Latin America and Europe, partially offset by a decrease in installation revenue, primarily in Europe. The net impact of acquisitions was $11 million, or 1.0%, primarily due to acquisitions within Asia during the second quarter of fiscal 2012 and the United Kingdom in the second quarter of fiscal 2013, partially offset by the net impact of divestitures of $4 million, or 0.4%. Changes in foreign currency exchange rates unfavorably impacted net revenue by $10 million, or 0.9%.

        Net revenue increased $41 million, or 1.9%, to $2,167 million for the six months ended March 29, 2013 as compared to $2,126 million for the six months ended March 30, 2012. Organic revenue growth for the six months ended March 29, 2013 was driven by service revenue growth in Asia, Latin America and Europe, partially offset by a decrease in installation revenue in Europe and Asia. Net revenue was favorably impacted by the net impact of acquisitions of $46 million or 2.2%, primarily due to an acquisition within Asia during the second quarter of fiscal 2012, partially offset by the net impact of divestitures of $10 million, or 0.5%. Changes in foreign currency exchanges rates unfavorably impacted net revenue by $7 million, or 0.3%.

Operating Income

        Operating income was $106 million for the quarter ended March 29, 2013 as compared to $105 million for the quarter ended March 30, 2012. Operating income for the quarter ended March 29, 2013 was favorably impacted by service volume flow through as well as the benefit of on-going cost saving initiatives. Offsetting these items was an increase in restructuring charges.

        Operating income for the six months ended March 29, 2013 increased $5 million, or 2.3%, to $220 million, as compared to operating income of $215 million for the six months ended March 30, 2012. Operating income for the six months ended March 29, 2013 increased primarily due to our continued focus on increasing service revenue, as well as the benefit of ongoing cost saving initiatives, partially offset by additional investments in our service sales force and an increase in restructuring charges.

        Items impacting operating income for the quarter and six months ended March 29, 2013 and the quarter and six months ended March 30, 2012 are as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Restructuring and asset impairment charges, net	$13	$9	$20	$16
Losses/(gains) on divestitures, net	1	4	1	4
Acquisition and integration costs	—	—	—	1
Separation costs	—	1	—	1

Global Products

        Financial information for Global Products for the quarters and six months ended March 29, 2013 and March 30, 2012 was as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net revenue	$578	$519	$1,112	$979
Net revenue growth	11.4%	N/A	13.6%	N/A
Organic revenue growth	6.6%	N/A	6.1%	N/A
Operating income	$—	$86	$74	$167
Operating margin	—	16.6%	6.7%	17.1%

Net Revenue

        The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Second Quarter Fiscal 2013 Compared to Second Quarter Fiscal 2012	Year to Date Fiscal 2013 Compared to Year to Date Fiscal 2012
Organic revenue growth	$34	$60
Acquisitions	15	54
Impact of foreign currency	—	2
Other(1)	10	17

Total change	$59	$133

(1)
Represents contractual revenue from ADT under the 2012 Separation and Distribution Agreement.

        Net revenue increased $59 million, or 11.4%, to $578 million for the quarter ended March 29, 2013 as compared to $519 million for the quarter ended March 30, 2012. Net revenue increased

$133 million, or 13.6%, to $1,112 million for the six months ended March 29, 2013 as compared to $979 million for the six months ended March 30, 2012. Organic revenue growth for the quarter and the six months ended March 29, 2013 was driven by strong growth within our life safety and security products businesses and to a lesser extent within our fire products business. Net revenue was favorably impacted by acquisitions of $15 million, or 2.9% and $54 million, or 5.5%, in the quarter and the six months ended March 29, 2013, respectively.

Operating Income

        Operating income for the quarter ended March 29, 2013 decreased $86 million, or 100%, to nil, as compared to operating income of $86 million for the quarter ended March 30, 2012. Operating income for the six months ended March 29, 2013 decreased $93 million, or 55.7%, to $74 million, as compared to operating income of $167 million for the six months ended March 30, 2012. Operating income for the quarter and the six months ended March 29, 2013 was unfavorably impacted by charges of $94 million and $100 million, respectively, for additional environmental remediation activities planned for a facility located in Marinette, Wisconsin. See Note 11 to our Unaudited Consolidated Financial Statements for further information. In addition to the environmental charge, our net revenue growth and operating income was also offset by additional investments in research and development and sales and marketing costs.

        Items impacting operating income for the quarter and the six months ended March 29, 2013 and the quarter and the six months ended March 30, 2012 are as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Restructuring and asset impairment charges, net	$3	$2	$5	$5
Acquisition and integration costs	—	1	1	1
Environmental remediation costs—Marinette	94	—	100	—

Corporate and Other

        Corporate expense increased $14 million, or 29.2%, to $62 million for the quarter ended March 29, 2013 as compared to $48 million for the quarter ended March 30, 2012. The prior year period included a net benefit of approximately $30 million, primarily due to the reversal of a compensation reserve established in respect of legacy litigation with former management. Partially offsetting the increase in corporate expense as a result of this item was the favorable impact due to a smaller corporate footprint as a result of the 2012 Separation.

        Corporate expense decreased $16 million, or 11.5%, to $123 million for the six months ended March 29, 2013 as compared to $139 million for the six months ended March 30, 2012. The decrease was primarily due to a smaller corporate footprint as a result of the 2012 Separation. Additionally, the prior year period included a net benefit of approximately $30 million, primarily resulting from the reversal of a compensation reserve established in respect of legacy litigation with former management.

        Key items included in corporate expense for the quarter and six months ended March 29, 2013 and the quarter and six months ended March 30, 2012 are as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Losses/(gains) on divestitures, net	$5	$(1)	$2	$(1)
Asbestos related (gains) charges	(1)	—	(2)	—
Separation costs	—	3	6	3
Restructuring, repositioning and asset impairment charges, net	4	(2)	5	3
Resolution of legacy dealer legal dispute	—	20	—	20
Former management compensation reversal	—	(50)	—	(50)

Critical Accounting Policies and Estimates

        The preparation of the Unaudited Consolidated Financial Statements in conformity with US GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that our accounting policies for depreciation and amortization methods of security monitoring-related assets, revenue recognition, loss contingencies, income taxes, goodwill and indefinite-lived intangible assets, long-lived assets and pension and postretirement benefits are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During fiscal 2013, there have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2012 (the "2012 Form 10-K"). See Note 1 to the Unaudited Consolidated Financial Statements for the adoption and issuance of new accounting standards during fiscal 2013.

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

        As of March 29, 2013 and September 28, 2012, our cash and cash equivalents, total debt and Tyco shareholders' equity are as follows:

	As of
($ in millions)	March 29, 2013	September 28, 2012
Cash and cash equivalents(1)	$430	$844
Total debt	$1,492	$1,491
Total Tyco Shareholders' equity	$4,714	$4,994
Total debt as a % of total capital	24.0%	23.0%

(1)
The Company expects to pay (i) $100 million, within the next 12 months, to settle intercompany liabilities due to Yarway and (ii) $175 million to settle certain pre-2012 Separation related tax liabilities. The timing and amounts of these payments are subject to a number of uncertainties and could change. See Notes 6 and 11 to the Unaudited Consolidated Financial Statements.

Sources and uses of cash

        Our cash flows from operating, investing and financing from continuing operations for the six months ended March 29, 2013 and March 30, 2012 are summarized below:

	For the Six Months Ended
($ in millions)	March 29, 2013	March 30, 2012
Net cash provided by operating activities	$207	$206
Net cash used in investing activities	$(324)	$(343)
Net cash used in financing activities	$(294)	$(268)

Cash flow from operating activities

        Cash flow from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for items such as restructuring activities, pension funding, income taxes and other items impact reported cash flow.

        The net change in working capital decreased operating cash flow by $319 million in the six months ended March 29, 2013. The significant changes in working capital included a $192 million decrease in accrued and other liabilities and a $106 million decrease in accounts payable.

        The net change in working capital decreased operating cash flow by $351 million in the six months ended March 30, 2012. The significant changes in working capital included a $230 million decrease in accrued and other liabilities, a $58 million increase in inventories, a $28 million decrease in accounts payable and a $23 million increase in prepaid expenses and other current assets.

        During the six months ended March 29, 2013 and March 30, 2012, we paid approximately $44 million and $45 million, respectively, in cash related to restructuring activities. See Note 4 to our Unaudited Consolidated Financial Statements for further information regarding our restructuring activities.

        In connection with the 2012 Separation, we paid $112 million and nil in separation costs during the six months ended March 29, 2013 and March 30, 2012, respectively.

        During the six months ended March 29, 2013 and March 30, 2012, we received net asbestos recoveries of $50 million and nil, respectively.

        During the six months ended March 29, 2013 and March 30, 2012, we made required contributions of $2 million and $3 million, respectively, to our U.S. pension plans and $26 million and $27 million, respectively, to our non-U.S. pension plans. We anticipate that we will contribute at least the minimum required to our pension plans in 2013 of $11 million for our U.S. plans and $50 million for our non-U.S. plans.

        Income taxes paid, net of refunds, related to continuing operations were $87 million and $73 million during the six months ended March 29, 2013 and March 30, 2012, respectively.

        Net interest paid related to continuing operations were $38 million and $100 million for the six months ended March 29, 2013 and March 30, 2012, respectively. The decrease in cash paid for interest primarily related to savings realized from the redemption of $2.6 billion of debt securities in connection with the 2012 Separation.

Cash flow from investing activities

        Cash flows related to investing activities consist primarily of cash used for capital expenditures, acquisitions, proceeds derived from divestitures of businesses, assets and the purchase and sales and maturities of investments.

        We made capital expenditures of $192 million and $185 million for the six months ended March 29, 2013 and March 30, 2012, respectively. The level of capital expenditures in fiscal 2013 is expected to exceed the spending levels in fiscal 2012 and is also expected to exceed depreciation expense.

        During the six months ended March 29, 2013, we paid cash for acquisitions included in continuing operations totaling $38 million, net of $3 million cash acquired, which related to acquisitions included in our NA Installation & Services and ROW Installation & Services segments. During the six months ended March 30, 2012, we paid cash for acquisitions included in continuing operations totaling $205 million, net of $15 million cash acquired, which includes the acquisition of Visonic within our Global Products segment, as well as other acquisitions included in our Global Products and ROW Installation & Services segments.

        We maintain a captive insurance company to manage certain of our insurable liabilities. The captive insurance company holds certain investments in an escrow account for the purpose of providing collateral for our insurable liabilities. During the six months ended March 29, 2013, our captive insurance company made net purchases of approximately $80 million.

Cash flow from financing activities

        Cash flows from financing activities relate primarily to proceeds received from incurring debt and issuing stock, and cash used to repay debt, repurchase stock and make dividend payments to shareholders.

        As of March 29, 2013 and September 28, 2012, TIFSA had no commercial paper outstanding. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $1 billion as of March 29, 2013.

        Pursuant to our share repurchase program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved trading plan in accordance with applicable regulations. During the six months ended March 29, 2013, we repurchased approximately 7 million common shares for approximately $200 million under our 2011 share repurchase program, which completed the 2011 program. During the six months ended March 30, 2012, we repurchased approximately 7 million common shares for approximately $300 million under our 2011 share repurchase program.

        In January 2013, the Company's Board of Directors approved an additional $600 million in share repurchase authority. As of March 29, 2013, approximately $600 million remained authorized.

        On September 17, 2012, our shareholders approved a cash dividend of $0.30 per common share payable to shareholders in two quarterly installments of $0.15 per share to be paid November 15, 2012 and February 20, 2013. On March 6, 2013, our shareholders approved a cash dividend of $0.64 per common share payable to shareholders in four quarterly installments of $0.16 in May 2013, August 2013, November 2013 and February 2014. During the six months ended March 29, 2013 and March 30, 2012, we paid cash dividends of approximately $140 million and $231 million, respectively.

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

Backlog

        We had a backlog of unfilled orders $5,277 million and $5,142 million as of March 29, 2013 and September 28, 2012, respectively. Backlog by segment was as follows ($ in millions):

	March 29, 2013	September 28, 2012
NA Installation & Services	$2,466	$2,507
ROW Installation & Services	2,619	2,476
Global Products	192	159

	$5,277	$5,142

        The Company's backlog includes recurring revenue-in-force and long-term deferred revenue for upfront fees. Revenue-in-force represents 12 months' revenue associated with monitoring and maintenance services under contract in the security and fire business. The Company's backlog of $5,277 million and $5,142 million as of March 29, 2013 and September 28, 2012, respectively, consists primarily of $2,802 million and $2,723 million of recurring revenue in force and $378 million and $395 million of deferred revenue as of March 29, 2013 and September 28, 2012, respectively. NA

Installation & Service's backlog of $2,466 million and $2,507 million, as of March 29, 2013 and September 28, 2012, respectively, consists primarily of $1,236 million and $1,227 million of recurring revenue in force and $310 million and $325 million of deferred revenue as of March 29, 2013 and September 28, 2012, respectively. ROW Installation & Service's backlog of $2,619 million and $2,476 million, as of March 29, 2013 and September 28, 2012, respectively, consists primarily of $1,566 million and $1,496 million of recurring revenue in force and $67 million and $70 million of deferred revenue as of both March 29, 2013 and September 28, 2012.

        Backlog increased $135 million, or 2.6%, to $5,277 million as of March 29, 2013. The net increase in backlog was primarily related to an increase in recurring revenue-in-force in our ROW Installation & Services segment. Changes in foreign currency unfavorably impacted backlog by $67 million, or 1.3%.

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

Non-U.S. GAAP Measure

        In an effort to provide investors with additional information regarding our results as determined by U.S. GAAP, we also disclose the non-U.S. GAAP measure of organic revenue growth (decline). We believe that this measure is useful to investors in evaluating our operating performance for the periods presented. When read in conjunction with our U.S. GAAP revenue, it enables investors to better evaluate our operations without giving effect to, among other things, fluctuations in foreign exchange rates, which may be significant from period to period. In addition, organic revenue growth (decline) is a factor we use in internal evaluations of the overall performance of our business. This measure is not a financial measure under U.S. GAAP and should not be considered as a substitute for revenue as determined in accordance with U.S. GAAP, and it may not be comparable to similarly titled measures reported by other companies. Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations, acquisitions and divestitures and other changes that may not reflect underlying results and trends. Our organic growth (decline) calculations incorporate an estimate of prior year reported net revenue associated with acquired entities that have been fully integrated within the first year, and exclude prior year net revenue associated with entities that do not meet the criteria for discontinued operations which have been divested within the past year ("adjusted number"). We calculate the rate of organic growth (decline) based on the adjusted number to better reflect the rate of growth (decline) of the combined business, in the case of acquisitions, or the remaining business, in the case of dispositions. We base the rate of organic growth (decline) for acquired businesses that are not fully integrated within the first year upon unadjusted historical revenue. Foreign currency fluctuations are calculated by subtracting (i) the U.S. dollar equivalent of local currencies for the current period using monthly weighted average exchange rates for the prior period from (ii) the U.S. dollar equivalent of local currencies for the current period using monthly weighted average exchange rates for the current period. We may use organic revenue growth (decline) as a component of our compensation programs.

        The table below details the components of organic revenue growth (decline) and reconciles the non-U.S. GAAP measure to U.S. GAAP net revenue growth (decline).

Second Quarter of Fiscal 2013

	Net Revenue for the Quarter Ended March 30, 2012	Base Year Adjustments (Divestitures)	Adjusted Fiscal 2012 Base Revenue	Foreign Currency	Acquisitions	Other(2)	Organic Revenue(1)	Organic Growth Percentage	Net Revenue for the Quarter Ended March 29, 2013
	($ in millions)
NA Installation & Services	$953	$—	$953	$—	$2	$—	$(2)	(0.2)%	$953
ROW Installation & Services	1,070	(4)	1,066	(10)	11	—	10	0.9%	1,077
Global Products	519	—	519	—	15	10	34	6.6%	578

Total Net Revenue	$2,542	$(4)	$2,538	$(10)	$28	$10	$42	1.7%	$2,608

(1)
Organic revenue growth percentage based on adjusted 2012 base revenue.

(2)
Amount represents contractual revenue from ADT under the 2012 Separation and Distribution Agreement which is excluded from the organic revenue calculation

 Six Months Ended March 29, 2013

	Net Revenue for the Six Months Ended March 30, 2012	Base Year Adjustments (Divestitures)	Adjusted Fiscal 2012 Base Revenue	Foreign Currency	Acquisitions	Other(2)	Organic Revenue(1)	Organic Growth Percentage	Net Revenue for the Six Months Ended March 29, 2013
	($ in millions)
NA Installation & Services	$1,915	$—	$1,915	$4	$4	$—	$6	0.3%	$1,929
ROW Installation & Services	2,126	(10)	2,116	(7)	46	—	12	0.6%	2,167
Global Products	979	—	979	2	54	17	60	6.1%	1,112

Total Net Revenue	$5,020	$(10)	$5,010	$(1)	$104	$17	$78	1.6%	$5,208

(1)
Organic revenue growth percentage based on adjusted 2012 base revenue.

(2)
Amount represents contractual revenue from ADT under the 2012 Separation and Distribution Agreement which is excluded from the organic revenue calculation

Forward-Looking Information

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

  •
  risks associated with our Swiss incorporation, including the possibility of reduced flexibility with respect to certain aspects of capital management and corporate governance, increased or different regulatory burdens, and the possibility that we may not realize anticipated tax benefits;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from our exposure discussed in the 2012 Form 10-K. In order to manage the volatility relating to our more significant market risks, we may enter into forward foreign currency exchange contracts, interest rate swaps and commodity swaps. As of and during the six months ended March 29, 2013, the Company did not hold or enter into any commodity swaps or interest rate swaps.

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

Item 4.    Controls and Procedures

        The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined under Rule 13a-15 of the Securities and Exchange Act (the Exchange Act)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 29, 2013, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        There has been no change in our internal control over financial reporting during the quarter ended March 29, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Legacy Matters Related to Former Management

        Tyco is a party to several lawsuits involving disputes with former management, including its former chief executive officer, Mr. L. Dennis Kozlowski, its former chief financial officer, Mr. Mark Swartz and a former director, Mr. Frank Walsh Jr. The Company has filed civil complaints against Mr. Kozlowski and Mr. Swartz for breach of fiduciary duty and other wrongful conduct relating to alleged abuses of the Company's Key Employee Loan Program and relocation program, unauthorized bonuses, unauthorized payments, self dealing transactions and other improper conduct. In connection with Tyco's affirmative actions against Mr. Kozlowski and Mr. Swartz, Mr. Kozlowski, through counterclaims, and Mr. Swartz, through a separate lawsuit, are seeking an aggregate of approximately $140 million allegedly due in connection with their compensation and retention arrangements and under the Employee Retirement Income Security Act ("ERISA"). Mr. Walsh sought indemnification for legal and other expenses incurred by him in connection with the Company's affirmative action against him for breaches of fiduciary duties.

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

        With respect to Mr. Swartz, on March 3, 2011, the U.S. District Court for the Southern District of New York granted Tyco's motion for summary judgment as to liability for its affirmative actions and further ruled that issues related to damages would need to be resolved at trial. During the second quarter of fiscal 2012, the Company reversed a $50 million liability related to Mr. Swartz's pay and benefits due to the expiration of the statute of limitations, which was recorded in selling, general and administrative expenses in the Consolidated Statement of Operations. On May 15, 2012, Mr. Swartz filed a lawsuit against Tyco in New York state court claiming entitlement to monies under ERISA. The Company removed the case to the U.S. district court for the Southern District of New York and filed a motion to dismiss Mr. Swartz's claims for multiple reasons, including that the statute of limitations had expired, at the latest, during the second quarter of fiscal 2012. A trial to determine the Company's damages from Mr. Swartz's breaches of fiduciary duty concluded on October 17, 2012. At the conclusion of the trial, the Court ruled that the Company was entitled to recover all monies earned by Mr. Swartz in connection with his employment by Tyco between September 1, 1995 and June 1, 2002. The Company filed a motion requesting the entry of monetary sum certain judgment in conformity with the Court's ruling regarding the time period of disgorgement. The motion also requested interest related to the monies Mr. Swartz was found to have unlawfully taken from the Company. In March 2013, the Court entered an order awarding the Company's request for interest. In connection with Mr. Swartz's affirmative claims against the Company, the Court dismissed all of Mr. Swartz's claims except one claim in which Mr. Swartz contends he is entitled to reimbursement from the Company for taxes he paid in connection with his 2002 Separation Agreement. The Court has not opined on the merits of this claim, and the Company intends to continue to vigorously defend this claim.

        With respect to Mr. Walsh, in June 2002, the Company filed a civil complaint against him for breach of fiduciary duty, inducing breaches of fiduciary duty and related wrongful conduct involving a

$20 million payment by Tyco, $10 million of which was paid to Mr. Walsh with the balance paid to a charity of which Mr. Walsh is trustee. The payment was purportedly made for Mr. Walsh's assistance in arranging the Company's acquisition of The CIT Group, Inc. On December 17, 2002, Mr. Walsh pleaded guilty to a felony violation of New York law in the Supreme Court of the State of New York, (New York County) and settled a civil action for violation of federal securities laws brought by the U.S. Securities and Exchange Commission (the "SEC") in United States District Court for the Southern District of New York. Both the felony charge and the civil action were brought against Mr. Walsh based on such payment. The felony charge accused Mr. Walsh of intentionally concealing information concerning the payment from Tyco's directors and shareholders while engaged in the sale of Tyco securities in the State of New York. The SEC action alleged that Mr. Walsh knew that the registration statement covering the sale of Tyco securities as part of the CIT Group acquisition contained a material misrepresentation concerning fees payable in connection with the acquisition. Pursuant to the plea and settlement, Mr. Walsh paid $20 million in restitution to Tyco on December 17, 2002. In October 2010, the U.S. District Court for the Southern District of New York denied the Company's affirmative claims for recovery of damages against Mr. Walsh. In January 2012, the United States Court of Appeals for the Second Circuit reversed the District Court's ruling that Tyco's Board of Directors could ratify breaches of fiduciary duties owed by Mr. Walsh to Tyco's shareholders, and remanded the case to the District Court to resolve certain issues relating to consequential damages. On June 20, 2012, the District Court ruled in Tyco's favor and entered a judgment against Mr. Walsh. Separately, Mr. Walsh filed a New York state court claim against the Company asserting his entitlement to indemnification. In March 2013, Mr. Walsh and the Company entered into a settlement agreement resolving all claims they had against each other related to these lawsuits with no payments made by either party.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of March 29, 2013, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $107 million to $186 million. As of March 29, 2013, Tyco concluded that the best estimate within this range is approximately $138 million, of which $89 million is included in Accrued and other current liabilities and $49 million is included in Other liabilities in the Company's Consolidated Balance Sheet.

        The majority of the liabilities described above relate to ongoing remediation efforts at a facility in the Company's Global Products segment located in Marinette, Wisconsin, which the Company acquired in 1990 in connection with its acquisition of, among other things, the Ansul product line. Prior to Tyco's acquisition, Ansul manufactured arsenic-based agricultural herbicides at the Marinette facility, which resulted in significant arsenic contamination of soil and groundwater on the Marinette site and in parts of the adjoining Menominee River. Ansul has been engaged in ongoing remediation efforts at the Marinette site since 1990, and in February 2009 entered into an Administrative Consent Order (the "Consent Order") with the U.S. Environmental Protection Agency to address the presence of arsenic at the Marinette site. Under this agreement, Ansul's principal obligations are to contain the arsenic contamination on the site, pump and treat on-site groundwater, dredge, treat and properly dispose of contaminated sediments in the adjoining river areas, and monitor contamination levels on an ongoing basis. Activities completed under the Consent Order since 2009 include the installation of a subsurface barrier wall around the facility to contain contaminated groundwater, the installation of a groundwater extraction and treatment system and the dredging and offsite disposal of treated river sediment. As a result of treatability studies concluded during the second quarter of fiscal 2013, the Company became aware that additional river sediment beyond what was originally planned would require treatment by November 1, 2013, the deadline imposed under the Consent Order for river sediment remediation. This has caused the Company to increase its agreed upon remedial activities through the fall of 2013 in order to achieve compliance with the Consent Order. As a result of the increased level of remediation required, the Company recorded a charge of approximately $94 million during the quarter ended March 29, 2013 which it recorded in Selling, general and administrative expenses. As of March 29, 2013, the Company concluded that it was probable that it would incur remediation and monitoring costs related to the Marinette facility in the range of approximately $100 million to $175 million. The Company's best estimate within that range is approximately $131 million, of which $87 million is included in Accrued and other current liabilities and $44 million is included in Other liabilities in the Company's Consolidated Balance Sheet. Since fiscal 2009, the year in which the Company received the Consent Order, the Company has incurred environmental remediation costs net of insurance recoveries of $132 million, of which $16 million were incurred during fiscal 2012. Although the Company has recorded its best estimate of the costs that it will incur to remediate and monitor the arsenic contamination at the Marinette facility, it is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows.

Asbestos Matters

        The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos containing components manufactured by third parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's historical strategy has been to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. In addition, the Company continues to assess its strategy for resolving asbestos claims. Due to the number of claims and limited amount of assets held by Yarway Corporation ("Yarway"), one of the Company's indirect subsidiaries, on April 22, 2013 Yarway filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. As a result of this filing, all asbestos claims against Yarway have been stayed pending confirmation of a plan of reorganization by the Bankruptcy Court. Yarway's goal is to negotiate, obtain approval of, and consummate a plan of reorganization that establishes an appropriately funded trust to provide for the fair and equitable payment of legitimate current and future Yarway asbestos claims, accompanied by appropriate injunctive relief permanently protecting Yarway and certain other protected parties from any further asbestos claims arising from products manufactured, sold, and/or distributed by Yarway. Although the terms of Yarway's plan of reorganization are unknown at this time, the Company does not expect them to have a material adverse effect on the Company's results of operations, financial condition or liquidity.

        As of March 29, 2013, the Company has determined that there were approximately 5,800 claims pending against it, its subsidiaries or entities for which the Company has assumed responsibility in connection with acquisitions and divestitures. This amount reflects the Company's current estimate of the number of viable claims made against such entities and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants, are duplicative of other actions or for which the Company is indemnified.

        Annually, during the Company's third quarter, the Company performs an analysis with the assistance of outside counsel and other experts to update its estimated asbestos related assets and liabilities. In addition, on a quarterly basis, the Company re-evaluates the assumptions used to perform the annual analysis and records an expense as necessary to reflect changes in its estimated liability and related insurance asset. The Company's estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made in the future during a defined period of time (the look-forward period). As part of the Company's annual valuation process in the third quarter of fiscal 2012, the Company determined that a look-back period of three years was more appropriate than a five year period because the Company has experienced a higher and more consistent level of claims activity and settlement costs in the past three years. As a result, the Company believes a three year look-back period is more representative of future claim and settlement activity than the five year period it previously used. The Company also revised its look-forward period from seven years to fifteen years. The Company's decision to revise its look- forward period was primarily based on improvements in the consistency of observable data and the Company's more extensive experience with asbestos claims since the look-forward period was originally established in 2005. The revisions to the Company's look-forward and look-back periods do not apply to claims made against Yarway. Excluding these claims, the Company believes it can make a more reliable estimate of pending and future claims beyond seven years. The Company believes valuation of pending claims and future claims to be filed over the next fifteen years produces a reasonable estimate of its asbestos liability, which it records in the unaudited consolidated financial statements on an undiscounted basis.

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

        As of March 29, 2013, the Company's estimated net liability of $203 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $355 million, and separately as an asset for insurance recoveries of $152 million. The Company believes that its asbestos related liabilities and insurance related assets as of March 29, 2013 are appropriate. Similarly, as of September 28, 2012, the Company's estimated net liability of $155 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $401 million, and separately as an asset for insurance recoveries of $246 million.

        The net liabilities reflected in the Company's Consolidated Balance Sheet represent the Company's best estimates of probable losses for the look-forward periods described above. It is reasonably possible that losses will be incurred for claims made subsequent to such look-forward periods. However, due to the inherent uncertainty and lack of reliable trend data in predicting losses beyond 2027, the Company is unable to reasonably estimate the amount of losses beyond such date. With respect to claims made against Yarway, the Company is unable to reasonably estimate losses beyond what it has accrued because it is uncertain what the impact of Yarway's reorganization plan under Chapter 11 of the Bankruptcy Code will be on the Company. However, the Company does not expect the impact to be materially adverse to its financial condition, results of operations or liquidity.

        The amounts recorded by the Company for asbestos-related liabilities and insurance-related assets are based on the Company's strategies for resolving its asbestos claims, currently available information, and a number of estimates and assumptions. Key variables and assumptions include the number and type of new claims that are filed each year, the average cost of resolution of claims, the resolution of coverage issues with insurance carriers, amount of insurance and the solvency risk with respect to the Company's insurance carriers. Many of these factors are closely linked, such that a change in one variable or assumption will impact one or more of the others, and no single variable or assumption predominately influences the determination of the Company's asbestos-related liabilities and insurance-related assets. Furthermore, predictions with respect to these variables are subject to greater uncertainty in the later portion of the projection period. Other factors that may affect the Company's liability and cash payments for asbestos-related matters include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms of state or federal tort legislation and the applicability of insurance policies among subsidiaries. As a result, actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company's calculations vary significantly from actual results.

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

Compliance Matters

        As previously reported in the Company's periodic filings, in the fourth fiscal quarter of 2012, the Company settled with the Department of Justice ("DOJ") and the SEC charges related to alleged improper payments made by the Company's subsidiaries and agents in recent years, and agreed to pay approximately $26 million in fines, disgorgement and prejudgment interest to the DOJ and SEC, which the Company had previously reserved in the fourth quarter of fiscal 2011. The Company paid the DOJ approximately $13 million in the first quarter of fiscal 2013 and expects to make the payment of approximately $13 million to the SEC in the second half of fiscal 2013.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
1/26/13–3/1/13	3,092,953	$31.23	3,092,953
3/2/13–3/29/13	1,685,588	$31.95	1,672,094	$599,954,379

        The transactions described in the table above represent the repurchase of common shares on the New York Stock Exchange as part of the $1.0 billion share repurchase program approved by the Board of Directors in April 2011 ("2011 Share Repurchase Program") and the $600 million share repurchase program approved by the Board of Directors in January 2013 ("2013 Share Repurchase Program"). In addition, the Company also acquired shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. Approximately 13,500 shares were acquired in these vesting-related transactions outside of the share repurchase program during the quarter ended March 29, 2013. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. The shares repurchased during the quarter ended March 29, 2013 completed the 2011 Share Repurchase Program and approximately $600 million remained outstanding under the 2013 Share Repurchase Program as of March 29, 2013.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

        None.

Item 5.    Other Information

        In reporting periods prior to the first quarter of fiscal 2013, certain costs of product sales were misclassified as costs of services. There was no impact to previously reported net revenue, operating income, income from continuing operations, net income, earnings per share or cash flow. No changes have been made to previously filed annual or interim financial statements as the effects in prior periods were not material. Although not material, corrections will be made to the relevant periods presented within the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2013. The following table sets forth the impact of corrections to the Company's Consolidated Statements of Operations as reported in the Company's Annual Report on Form 10-K for the fiscal years ended September 28, 2012, September 30, 2011 and September 24, 2010 and the Company's Quarterly Report on Form 10-Q for the interim period ended December 30, 2011.

	For the Year Ended September 28, 2012			For the Year Ended September 30, 2011			For the Year Ended September 24, 2010			For the Quarter Ended December 30, 2011
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Cost of product sales	$3,298	$679	$3,977	$3,542	$651	$4,193	$4,392	$515	$4,907	$769	$166	$935
Cost of services	3,328	(679)	2,649	3,348	(651)	2,697	3,012	(515)	2,497	810	(166)	644

Item 6.   Exhibits

Exhibit Number	Exhibit
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
101
Financial statements from the quarterly report on Form 10-Q of Tyco International Ltd. for the quarter ended March 29, 2013 formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:	/s/ ARUN NAYAR Arun Nayar Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 26, 2013