Form 10-Q
period 2013-06-28
TYCO INTERNATIONAL LTD
filed 2013-07-26
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
001-13836
(Commission File Number)
___________________________________________________________
TYCO INTERNATIONAL LTD.
(Exact name of Registrant as specified in its charter)

Switzerland (Jurisdiction of Incorporation)	98-0390500 (I.R.S. Employer Identification Number)
Victor von Bruns-Strasse 21 CH-8212 Neuhausen am Rheinfall, Switzerland (Address of registrant's principal executive office)
41-52-633-02-44 (Registrant's telephone number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The number of common shares outstanding as of July 17, 2013 was 462,293,691.

TYCO INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
     TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Revenue from product sales	$1,508	$1,512	$4,388	$4,288
Service revenue	1,170	1,143	3,498	3,387
Net revenue	2,678	2,655	7,886	7,675
Cost of product sales	1,023	1,024	3,024	2,926
Cost of services	672	661	2,012	1,972
Selling, general and administrative expenses	737	829	2,209	2,166
Separation costs (see Note 2)	4	6	9	10
Restructuring and asset impairment charges, net (see Note 4)	53	17	85	69
Operating income	189	118	547	532
Interest income	6	5	14	14
Interest expense	(26)	(59)	(75)	(176)
Other (expense) income, net	(1)	1	(30)	(1)
Income from continuing operations before income taxes	168	65	456	369
Income tax (expense) benefit	(30)	6	(73)	(54)
Equity loss in earnings of unconsolidated subsidiaries	(6)	(7)	(18)	(19)
Income from continuing operations	132	64	365	296
Income from discontinued operations, net of income taxes	3	181	5	594
Net income	135	245	370	890
Less: noncontrolling interest in subsidiaries net loss	—	(1)	—	(1)
Net income attributable to Tyco common shareholders	$135	$246	$370	$891
Amounts attributable to Tyco common shareholders:
Income from continuing operations	$132	$65	$365	$297
Income from discontinued operations	3	181	5	594
Net income attributable to Tyco common shareholders	$135	$246	$370	$891
Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.29	$0.14	$0.79	$0.64
Income from discontinued operations	—	0.39	0.01	1.29
Net income attributable to Tyco common shareholders	$0.29	$0.53	$0.80	$1.93
Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.28	$0.14	$0.77	$0.63
Income from discontinued operations	—	0.38	0.01	1.27
Net income attributable to Tyco common shareholders	$0.28	$0.52	$0.78	$1.90
Weighted average number of shares outstanding:
Basic	463	463	465	463
Diluted	471	470	473	469
   See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in millions)

	For the Quarters Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net income	$135	$245	$370	$890
Other comprehensive income (loss), net of tax
Foreign currency translation	(134)	(285)	(225)	(166)
Defined benefit and post retirement plans	5	4	14	11
Unrealized (loss) gain on marketable securities and derivative instruments	(1)	(1)	—	1
Total other comprehensive loss, net of tax	(130)	(282)	(211)	(154)
Comprehensive income (loss)	5	(37)	159	736
Less: comprehensive loss attributable to noncontrolling interests	—	(1)	—	(1)
Comprehensive income (loss) attributable to Tyco common shareholders	$5	$(36)	$159	$737
   See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except per share data)

	June 28, 2013	September 28, 2012
Assets
Current Assets:
Cash and cash equivalents	$455	$844
Accounts receivable, less allowance for doubtful accounts of $76 and $62, respectively	1,678	1,696
Inventories	685	634
Prepaid expenses and other current assets	854	884
Deferred income taxes	295	295
Total current assets	3,967	4,353
Property, plant and equipment, net	1,640	1,670
Goodwill	4,322	4,367
Intangible assets, net	716	771
Other assets	1,225	1,204
Total Assets	$11,870	$12,365
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$19	$10
Accounts payable	831	897
Accrued and other current liabilities	1,873	1,788
Deferred revenue	417	402
Total current liabilities	3,140	3,097
Long-term debt	1,462	1,481
Deferred revenue	396	424
Other liabilities	2,138	2,341
Total Liabilities	7,136	7,343
Commitments and Contingencies (see Note 11)
Redeemable noncontrolling interest	12	12
Tyco Shareholders' Equity:
Common shares, CHF 0.50 and CHF 6.70 par value as of June 28, 2013 and September 28, 2012, respectively, 825,222,070 shares authorized, 486,363,050 shares issued as of June 28, 2013 and September 28, 2012	208	2,792
Common shares held in treasury, 24,379,827 and 24,174,397 shares as of June 28, 2013 and September 28, 2012, respectively	(970)	(1,094)
Contributed surplus	3,777	1,763
Accumulated earnings	2,869	2,499
Accumulated other comprehensive loss	(1,177)	(966)
Total Tyco Shareholders' Equity	4,707	4,994
Nonredeemable noncontrolling interest	15	16
Total Equity	4,722	5,010
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$11,870	$12,365
   See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	For the Nine Months Ended
	June 28, 2013	June 29, 2012
Cash Flows From Operating Activities:
Net income attributable to Tyco common shareholders	$370	$891
Noncontrolling interest in subsidiaries net loss	—	(1)
Income from discontinued operations, net of income taxes	(5)	(594)
Income from continuing operations	365	296
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	318	313
Non-cash compensation expense	47	65
Deferred income taxes	(52)	(60)
Provision for losses on accounts receivable and inventory	54	38
Loss on divestitures	10	12
Other non-cash items	104	85
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(44)	(66)
Contracts in progress	(13)	(54)
Inventories	(74)	(74)
Prepaid expenses and other current assets	69	(137)
Accounts payable	(56)	23
Accrued and other liabilities	(220)	(49)
Deferred Revenue	1	23
Other	(37)	61
Net cash provided by operating activities	472	476
Net cash provided by discontinued operating activities	5	1,354
Cash Flows From Investing Activities:
Capital expenditures	(284)	(296)
Proceeds from disposal of assets	4	4
Acquisition of businesses, net of cash acquired	(75)	(217)
Acquisition of dealer generated customer accounts and bulk account purchases	(17)	(18)
Sales and maturities of investments	103	115
Purchases of investments	(182)	(70)
Other	6	16
Net cash used in investing activities	(445)	(466)
Net cash used in discontinued investing activities	—	(893)
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	380	1,224
Repayment of short term debt	(391)	(1,225)
Proceeds from exercise of share options	125	140
Dividends paid	(214)	(346)
Repurchase of common shares by treasury	(300)	(500)
Transfer from discontinued operations	35	422
Other	(35)	(22)
Net cash used in financing activities	(400)	(307)
Net cash used in discontinued financing activities	(35)	(425)
Effect of currency translation on cash	(16)	(10)
Effect of currency translation on cash related to discontinued operations	—	(1)
Net decrease in cash and cash equivalents	(419)	(272)
Less: net (decrease) increase in cash and cash equivalents related to discontinued operations	(30)	35
Cash and cash equivalents at beginning of period	844	1,229
Cash and cash equivalents at end of period	$455	$922
   See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the nine months ended June 28, 2013 and June 29, 2012
(in millions)

	Number of Common Shares	Common Shares at Par Value	Treasury Shares	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Tyco Shareholders' Equity	Nonredeemable Noncontrolling Interest	Total Equity
Balance as of Balance as of September 30, 2011	465	$2,792	$(951)	$10,717	$2,027	$(436)	$14,149	$5	$14,154
Comprehensive income:
Net income					891		891	(1)	890
Foreign currency translation, net of income tax expense of $1 million						(166)	(166)		(166)
Unrealized gain on marketable securities and derivative instruments, net of income tax benefit of $3 million						1	1		1
Defined benefit and post retirement plans, net of income tax expense of $6 million						11	11		11
Total comprehensive income							737	(1)	736
Dividends declared				(229)			(229)		(229)
Shares issued from treasury for vesting of share based equity awards	6		268	(128)			140		140
Repurchase of common shares	(11)		(500)				(500)		(500)
Compensation expense				81			81		81
Noncontrolling interest related to acquisitions							—	13	13
Other			(22)				(22)	(1)	(23)
Balance as of Balance as of June 29, 2012	460	$2,792	$(1,205)	$10,441	$2,918	$(590)	$14,356	$16	$14,372

	Number of Common Shares	Common Shares at Par Value	Treasury Shares	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Tyco Shareholders' Equity	Nonredeemable Noncontrolling Interest	Total Equity
Balance as of September 28, 2012	462	$2,792	$(1,094)	$1,763	$2,499	$(966)	$4,994	$16	$5,010
Comprehensive income:
Net income					370		370	—	370
Foreign currency translation, net of income tax expense of $7 million						(225)	(225)		(225)
Unrealized loss on marketable securities and derivative instruments, net of income tax benefit of $3 million						—	—		—
Defined benefit and post retirement plans, net of income tax expense of $6 million						14	14		14
Total comprehensive income							159	—	159
Reallocation of share capital to contributed surplus		(2,584)		2,584			—		—
Dividends declared				(297)			(297)		(297)
Shares issued from treasury for vesting of share based equity awards	11		459	(334)			125		125
Repurchase of common shares	(10)		(300)				(300)		(300)
Compensation expense				47			47		47
Other	(1)		(35)	14			(21)	(1)	(22)
Balance as of June 28, 2013	462	$208	$(970)	$3,777	$2,869	$(1,177)	$4,707	$15	$4,722
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
References to 2013 and 2012 are to Tyco's fiscal quarters ending June 28, 2013 and June 29, 2012, respectively, unless otherwise indicated.
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

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Recently Issued Accounting Pronouncements—In January 2013, the FASB issued authoritative guidance clarifying the scope of disclosures about offsetting assets and liabilities. The guidance clarifies that the scope of the disclosures applies to derivatives accounted for in accordance with authoritative guidance for derivatives and hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that either offset or are subject to an enforceable master netting agreement or similar agreement. The guidance is applied retrospectively and will be effective for Tyco in the first fiscal quarter of fiscal 2014. The Company is currently assessing the impact, if any, the guidance will have on its disclosures.
In February 2013, the FASB issued authoritative guidance for the reporting of amounts reclassified out of AOCI. The amendment will not change the current requirements for reporting net income or OCI in the financial statements. The guidance requires the presentation, either on the face of the statement where net income is presented or in the notes, of the significant reclassifications out of AOCI by the respective line items of net income if the amount reclassified is required under U.S. generally accepted accounting principles ("U.S. GAAP") to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, the amendment requires a cross-reference to other disclosures under U.S. GAAP that provide additional detail about those amounts. The guidance will be effective for Tyco in the first quarter of fiscal 2014, with early adoption permitted. The Company is currently assessing the timing of its adoption along with what impact, if any, the guidance will have upon adoption.
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

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with activities taken to complete the 2012 Separation and to create the revised organizational structure of the Company, the Company incurred pre-tax charges ("Separation Charges") of $19 million and $72 million during the quarters ended June 28, 2013 and June 29, 2012, respectively, and $51 million and $196 million for the nine months ended June 28, 2013 and June 29, 2012, respectively. The amounts presented within discontinued operations are costs directly related to the 2012 Separation that are not expected to provide a future benefit to the Company. The components of the Separation Charges incurred within continuing operations and discontinued operations consisted of the following ($ in millions):

	For the Quarter Ended June 28, 2013			For the Quarter Ended June 29, 2012
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Professional fees	$3	$(1)	$2	$—	$30	$30
Information technology related costs	3	(2)	1	—	18	18
Employee compensation costs	3	—	3	9	3	12
Marketing costs	8	—	8	—	1	1
Interest expense	—	—	—	—	3	3
Other	5	—	5	1	7	8
Total pre-tax separation charges (gain)	22	(3)	19	10	62	72
Tax-related separation charges	2	—	2	18	—	18
Tax benefit on pre-tax separation charges	(3)	—	(3)	(1)	—	(1)
Total separation charges (gain), net of tax	$21	$(3)	$18	$27	$62	$89

	For the Nine Months Ended June 28, 2013			For the Nine Months Ended June 29, 2012
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Professional fees	$3	$3	$6	$—	$107	$107
Non-cash impairment charges	—	—	—	23	—	23
Information technology related costs	7	—	7	—	24	24
Employee compensation costs	3	2	5	16	5	21
Marketing costs	35	—	35	—	3	3
Interest expense	—	—	—	—	3	3
Other	8	(10)	(2)	1	14	15
Total pre-tax separation charges (gain)	56	(5)	51	40	156	196
Tax-related separation charges	6	—	6	19	—	19
Tax benefit on pre-tax separation charges	(5)	—	(5)	(2)	—	(2)
Total separation charges (gain), net of tax	$57	$(5)	$52	$57	$156	$213

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pre-tax Separation Charges were classified in continuing operations within the Company's Consolidated Statement of Operations as follows ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Selling, general and administrative expenses ("SG&A")	$18	$1	$47	$1
Separation costs	4	6	9	10
Restructuring and asset impairments charges, net	—	3	—	29
Total	$22	$10	$56	$40
3.    Divestitures
The Company continually assesses the strategic fit of its various businesses and from time to time divests businesses which do not align with its long-term strategy.
During the third quarter of fiscal 2013, the Company completed the sale of its North America guarding business in its NA Installation & Services segment for approximately $25 million of cash proceeds, net of $2 million of cash divested on sale. This business was accounted for as held for sale during the second quarter of fiscal 2013 and presented as held for sale as of September 28, 2012; however, its results of operations have not been presented in discontinued operations as the amounts were not material to the Consolidated Financial Statements. As of September 28, 2012, total assets to be divested of $35 million are included in Prepaid expenses and other current assets and total liabilities to be divested of $8 million are included in Accrued and other current liabilities on the accompanying Consolidated Balance Sheets. The assets and liabilities have not been presented separately in the Consolidated Balance Sheets as the amounts were not material.
Discontinued Operations
On September 28, 2012, Tyco completed the 2012 Separation and has presented its former North American residential security and flow control businesses as discontinued operations in all periods prior to the completion of the 2012 Separation. See Note 1 for additional information regarding the 2012 Separation. At the time of the 2012 Separation, the Company used available information to develop its best estimates for certain assets and liabilities related to the Separation. In limited instances, final determination of the balances will be made in subsequent periods, such as in the case of when final income tax returns are filed in certain jurisdictions where those returns include a combination of Tyco, ADT and/or Tyco Flow Control legal entities. During the quarter ended June 28, 2013, a net increase of $59 million was recorded within the Consolidated Statement of Shareholders' Equity as Other, primarily related to a cash true-up adjustment from Pentair. During the nine months ended June 28, 2013, a net increase of $14 million was recorded within the Consolidated Statement of Shareholders' Equity as Other, primarily related to the cash true-up adjustment received from Pentair as discussed above, partially offset by a cash true-up adjustment paid to ADT during the first quarter of fiscal 2013. Any additional adjustments are not expected to be material.
Additionally, the quarter and nine months ended June 29, 2012 include $10 million and $21 million, respectively, of income tax expense associated with tax liabilities preceding the spin-offs of Covidien plc and TE Connectivity Ltd. (the "2007 Separation"), which was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statements of Operations. The Company was reimbursed $8 million pursuant to a tax sharing agreement (the "2007 Tax Sharing Agreement") entered into in conjunction with the 2007 Separation, which was also recorded in income from discontinued operations, net of income taxes.
During the nine months ended June 29, 2012, the Company sold its Fire Equipment de Mexico, S.A. business, which was part of the Company's Global Products segment. The sale was completed for approximately $1 million of cash consideration and a pre-tax loss of $3 million was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statements of Operations.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net revenue, pre-tax income, pre-tax separation gain (charges), net, pre-tax gain on sale of discontinued operations, income tax expense and income from discontinued operations, net of income taxes are as follows ($ millions):

	For the Quarters Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net revenue	$—	$1,795	$—	$5,316
Pre-tax income	$—	$311	$—	$933
Pre-tax separation gain (charges), net (See Note 2)	3	(62)	5	(156)
Pre-tax gain on sale of discontinued operations	—	—	—	5
Income tax expense	—	(68)	—	(188)
Income from discontinued operations, net of income taxes	$3	$181	$5	$594
Divestiture Charges (Gains), Net
During the quarter and the nine months ended June 28, 2013, the Company recorded a net loss of $4 million and $10 million, respectively, in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations. The net loss for the quarter ended June 28, 2013 was primarily related to a net charge recorded in respect of a legacy environmental remediation obligation of a divested business. The net loss for the nine months ended June 28, 2013 also included a net indemnification loss related to the divestiture of the Company's Electrical and Metal Products business as well as the write-down to fair value, less cost to sell, of the North America guarding business that was held for sale in the second quarter of fiscal 2013 and subsequently divested in the third quarter of fiscal 2013.
For the quarter and nine months ended June 29, 2012, the Company recorded a net loss of $9 million and $12 million, respectively, in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations in connection with an indemnification of approximately $8 million for both periods resulting from the divestiture of the Company's Electrical and Metal products business as well as the write-down to fair value, less cost to sell, of certain businesses that were divested.

4.    Restructuring and Asset Impairment Charges, Net
The Company continues to identify and pursue opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across its businesses. The Company expects to incur restructuring and restructuring related charges of approximately $100 million in fiscal 2013, which does not include repositioning charges as described below.
The Company recorded restructuring and asset impairment charges by action within restructuring and asset impairment charges, net in the Consolidated Statement of Operations as follows ($ in millions):

	For the Quarter Ended June 28, 2013	For the Quarter Ended June 29, 2012	For the Nine Months Ended June 28, 2013	For the Nine Months Ended June 29, 2012
2013 actions	$51	$—	$72	$—
2012 actions	(1)	16	5	58
2011 and prior actions	3	1	8	11
Total	$53	$17	$85	$69

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2013 Actions
Restructuring and asset impairment charges, net, during the quarter and nine months ended June 28, 2013 related to the 2013 actions are as follows ($ in millions):

	For the Quarter Ended June 28, 2013
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Installation & Services	$17	$(1)	$16
ROW Installation & Services	30	1	31
Global Products	2	2	4
Total	$49	$2	$51
 `

	For the Nine Months Ended June 28, 2013
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Installation & Services	$21	$1	$22
ROW Installation & Services	39	2	41
Global Products	6	2	8
Corporate and Other	1	—	1
Total	$67	$5	$72
The rollforward of the reserves from September 28, 2012 to June 28, 2013 is as follows ($ in millions):

Balance as of September 28, 2012	$—
Charges	78
Reversals	(6)
Utilization	(14)
Currency translation	(1)
Balance as of June 28, 2013	$57
2012 Actions
Restructuring and asset impairment charges, net, during the quarters and nine months ended June 28, 2013 and June 29, 2012 related to the 2012 actions are as follows ($ in millions):

For the Quarter Ended June 28, 2013
Employee Severance and Benefits
ROW Installation & Services	$(1)

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Quarter Ended June 29, 2012
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in SG&A	Total
ROW Installation & Services	$8	$2	$1	$11
Global Products	1	—	—	1
Corporate and Other	2	2	—	4
Total	$11	$4	1	$16

For the Nine Months Ended June 28, 2013
Employee Severance and Benefits
ROW Installation & Services	$4
Global Products	1
Total	$5

	For the Nine Months Ended June 29, 2012
	Employee Severance and Benefits	Facility Exit and Other Charges(1)	Charges Reflected in SG&A	Total
NA Installation & Services	$8	$20	$—	$28
ROW Installation & Services	12	5	1	18
Global Products	3	3	—	6
Corporate and Other	3	3	—	6
Total	$26	$31	$1	$58
_______________________________________________________________________________

(1)
Includes $20 million, $1 million and $2 million of asset impairment charges recorded by NA Installation & Services, ROW Installation & Services and Global Products, respectively, for the nine months ended June 29, 2012 related to the 2012 Separation.

Restructuring and asset impairment charges, net, incurred cumulative to date from initiation of the 2012 actions are as follows ($ in millions):

	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Installation & Services	$10	$34	$44
ROW Installation & Services	26	5	31
Global Products	8	3	11
Corporate and Other	9	4	13
Total	$53	$46	$99

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The rollforward of the reserves from September 28, 2012 to June 28, 2013 is as follows ($ in millions):

Balance as of September 28, 2012	$38
Charges	6
Reversals	(1)
Utilization	(21)
Reclass	(1)
Currency translation	(1)
Balance as of June 28, 2013	$20
2011 and prior actions
The Company continues to maintain restructuring reserves related to actions initiated prior to fiscal 2012. The total amount of these reserves was $48 million and $65 million as of June 28, 2013 and September 28, 2012, respectively. The Company incurred $3 million and $8 million of restructuring charges, net and utilized $5 million and $26 million for the quarter and nine months ended June 28, 2013, respectively. The Company incurred $1 million and $11 million of restructuring charges, net for the quarter and nine months ended June 29, 2012, respectively, related to 2011 and prior actions. The aggregate remaining reserves primarily relate to facility exit costs for long-term non-cancelable lease obligations primarily within the Company's ROW Installation & Services segment.
Total Restructuring Reserves
As of June 28, 2013 and September 28, 2012, restructuring reserves related to all actions were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	As of
	June 28, 2013	September 28, 2012
Accrued and other current liabilities	$109	$84
Other liabilities	16	19
Total	$125	$103
Repositioning
The Company has initiated certain global actions designed to reduce its cost structure and improve future profitability by streamlining operations and better aligning functions, which the Company refers to as repositioning actions. These actions may or may not lead to a future restructuring action. During the quarter and the nine months ended June 28, 2013, the Company recorded repositioning charges of $5 million and $9 million, respectively, primarily related to professional fees which have been reflected in Selling, general and administrative expenses in the Consolidated Statement of Operations. There were no repositioning charges incurred during fiscal 2012.
5.    Acquisitions
Acquisitions
During the quarter ended June 28, 2013, cash paid for acquisitions included in continuing operations totaled $37 million, which is related to an acquisition within the Company's ROW Installation & Services segment. During the nine months ended June 28, 2013, cash paid for acquisitions included in continuing operations totaled $75 million, net of $3 million cash acquired, which is related to acquisitions within the Company's NA Installation & Services and ROW Installation & Services segments.
During the quarter ended June 29, 2012, cash paid for acquisitions included in continuing operations totaled $12 million, net of cash acquired of $1 million related to an acquisition within the Company's Global Products segment. During the nine months ended June 29, 2012, cash paid for acquisitions included in continuing operations totaled $217 million, net of $16 million cash acquired, which includes the acquisition of Visonic Ltd. ("Visonic") and several acquisitions, none of which were individually material, that were included in the Global Products and ROW Installation & Services segments. Visonic is a global

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

developer and manufacturer of electronic security systems and components. Cash paid for Visonic totaled approximately $94 million, net of $5 million cash acquired by the Company's Global Products segment.
Acquisition and Integration Related Costs
Acquisition and integration costs are expensed as incurred. During the quarter and nine months ended June 28, 2013, the Company incurred acquisition and integration costs of $1 million and $2 million, respectively. During the quarter and the nine months ended June 29, 2012, the Company incurred acquisition and integration costs of $4 million and $7 million, respectively. Such costs are recorded in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations.
6.    Income Taxes
Tyco did not have a significant change to its unrecognized tax benefits during the quarter ended June 28, 2013.
Many of Tyco's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
Australia	2004-2012
Canada	2002-2012
Germany	2005-2012
South Korea	2008-2012
Switzerland	2003-2012
United Kingdom	2011-2012
United States	1997-2012
Based on the current status of its income tax audits, Tyco believes that it is reasonably possible that between nil and $30 million in unrecognized tax benefits may be resolved in the next twelve months.
At each balance sheet date, the Company evaluates whether it is more likely than not that Tyco's deferred tax assets will be realized and if sufficient future taxable income will be available by assessing current period and projected operating results and other pertinent data. As of June 28, 2013, Tyco recorded deferred tax assets of approximately $500 million, which is comprised of $2.4 billion gross deferred tax assets net of $1.9 billion valuation allowances.
Tax Sharing Agreement and Other Income Tax Matters
In connection with the 2012 and 2007 Separations, Tyco entered into the 2012 and 2007 Tax Sharing Agreements, respectively, that govern the respective rights, responsibilities, and obligations of Tyco, Pentair and ADT after the 2012 Separation and Tyco, Covidien and TE Connectivity after the 2007 Separation with respect to taxes. Specifically this includes ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the respective distributions to qualify tax-free for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code ("the Code") or certain internal transactions undertaken in anticipation of the spin-offs to qualify for tax-favored treatment under the Code.
Under the 2012 Tax Sharing Agreement, Tyco, Pentair and ADT share (i) certain pre-Distribution income tax liabilities that arise from adjustments made by tax authorities to ADT's, Tyco Flow Control's and Tyco's income tax returns, and (ii) payments required to be made by Tyco with respect to the 2007 Tax Sharing Agreement, excluding approximately $175 million of pre-2012 Separation related tax liabilities that were anticipated to be paid prior to the 2012 Separation (collectively, "Shared Tax Liabilities"). Tyco will be responsible for the first $500 million of Shared Tax Liabilities. Pentair and ADT will share 42% and 58%, respectively, of the next $225 million of Shared Tax Liabilities. Tyco, Pentair and ADT will share 52.5%, 20% and 27.5%, respectively, of Shared Tax Liabilities above $725 million. All costs and expenses associated with the management of these shared tax liabilities will generally be shared 20%, 27.5%, and 52.5% by Pentair, ADT and Tyco, respectively. As of September 28, 2012, Tyco established liabilities representing the fair market value of its obligations under the 2012 Tax Sharing Arrangement which is recorded in other liabilities in Tyco's Consolidated Balance Sheet with an offset to Tyco shareholders' equity.

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
Tyco assesses the shared tax liabilities and related guaranteed liabilities related to both the 2012 and 2007 Tax Sharing Agreements at each reporting period. Tyco will provide payment to Pentair and ADT under the 2012 Tax Sharing Agreement and Covidien and TE Connectivity under the 2007 Tax Sharing Agreement as the shared income tax liabilities are settled. Settlement is expected to occur as the tax audit and legal processes are completed for the impacted years and cash payments are made. Due to the nature of the unresolved adjustments described in the next paragraph, the maximum amount of future payments under the 2012 and 2007 Tax Sharing Agreements is not known. Such cash payments, when they occur, will reduce the guarantor liability as such payments represent an equivalent reduction of risk. Tyco also assesses the sufficiency of the 2012 and 2007 Tax Sharing Agreements guarantee liabilities on a quarterly basis and will increase the liability when it is probable that cash payments expected to be made under the 2012 or 2007 Tax Sharing Agreements exceed the recorded balance.
Tyco and its subsidiaries' income tax returns are examined periodically by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments, in particular with respect to years preceding the 2007 Separation. The issues and proposed adjustments related to such years are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement and Tyco's liabilities under the 2007 Tax Sharing Agreement are further subject to the sharing provisions in the 2012 Tax Sharing Agreement. Tyco has previously disclosed that in connection with U.S. federal tax audits, the IRS has raised a number of issues and proposed tax adjustments for periods beginning with the 1997 tax year. Although Tyco has been able to resolve substantially all of the issues and adjustments proposed by the IRS for tax years through 2007, it has not been able to resolve matters related to the treatment of certain intercompany debt transactions during the period. As a result, on June 20, 2013, Tyco received Notices of Deficiency from the IRS asserting that several of Tyco's former U.S. subsidiaries owe additional taxes of $883.3 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries as they existed at that time. In addition, Tyco received Final Partnership Administrative Adjustments for certain U.S. partnerships owned by former U.S. subsidiaries with respect to which an additional tax deficiency of approximately $30 million is expected to be asserted. These amounts exclude interest and do not reflect the impact on subsequent periods if the IRS position described below is ultimately proved correct.
The IRS asserted in the Notices of Deficiency that substantially all of Tyco's intercompany debt originated during the 1997 - 2000 period should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest and related deductions recognized on U.S. income tax returns totaling approximately $2.9 billion. Tyco strongly disagrees with the IRS position and had filed petitions with the U.S. Tax Court contesting the IRS proposed adjustments. Tyco believes that it has meritorious defenses for its tax filings, that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and existing Treasury regulations, and that the previously reported taxes for the years in question are appropriate.
No payments with respect to these matters would be required until the dispute is definitively resolved, which, based on the experience of other companies, could take several years. Tyco believes that its income tax reserves and the liabilities recorded in the Consolidated Balance Sheet for the tax sharing agreements continue to be appropriate. However, the ultimate resolution of these matters, and the impact of that resolution, are uncertain and could have a material impact on Tyco's financial condition, results of operations and cash flows. In particular, if the IRS is successful in asserting its claim, it would have an adverse impact on interest deductions related to the same intercompany debt in subsequent time periods, totaling approximately $6.6 billion, which is also expected to be disallowed by the IRS.
As noted above, Tyco has assessed its obligations under the 2007 Tax Sharing Agreement to determine that its recorded liability is sufficient to cover the indemnifications made by it under such agreement. In the absence of observable transactions for identical or similar guarantees, Tyco determined the fair value of these guarantees and indemnifications utilizing expected present value measurement techniques. Significant assumptions utilized to determine fair value included determining a range of potential outcomes, assigning a probability weighting to each potential outcome and estimating the anticipated timing of resolution. The probability weighted outcomes were discounted using Tyco's incremental borrowing rate.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

However, the ultimate resolution of these matters is uncertain and could result in a material adverse impact to the Company's financial position, results of operations, cash flows, or the effective tax rate in future reporting periods.
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
In addition to dealing with tax liabilities for periods prior to the respective Separations, the 2012 and 2007 Tax Sharing Agreements contain sharing provisions to address the contingencies that the 2012 or 2007 Separations, or internal transactions related thereto, may be deemed taxable by U.S. or non U.S. taxing authorities. In the event the 2012 Separation is determined to be taxable and such determination was the result of actions taken after the 2012 Separations by Tyco, ADT or Pentair, the party responsible for such failure would be responsible for all taxes imposed on each company as a result thereof. If such determination is not the result of actions taken by Tyco, ADT or Pentair after the 2012 Separation, then Tyco, ADT and Pentair would be responsible for any taxes imposed on any of the companies as a result of such determination in the same manner and in the same proportions as described above. Similar provisions exist in the 2007 Tax Sharing Agreement. If either of the 2007 or 2012 Separation, or internal transactions taken in anticipation thereof, were deemed taxable, the associated liability could be significant. Tyco is responsible for all of its own taxes that are not shared pursuant to the 2012 and 2007 Tax Sharing Agreements sharing formulas. In addition, Pentair and ADT, and Covidien and TE Connectivity are responsible for their tax liabilities that are not subject to the 2012 or 2007 Tax Sharing Agreements' sharing formula, respectively.
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
The receivables and liabilities related to the 2012 and 2007 Tax Sharing Agreements as of June 28, 2013 and September 28, 2012, are as follows ($ in millions):

	2012 Tax Sharing Agreement		2007 Tax Sharing Agreement
	As of		As of
	June 28, 2013	September 28, 2012	June 28, 2013	September 28, 2012
Prepaid expenses and other current assets	$—	$—	$—	$9
Other assets	—	—	67	66
	—	—	67	75
Accrued and other current liabilities	(33)	—	(130)	(14)
Other liabilities	(36)	(71)	(254)	(394)
	(69)	(71)	(384)	(408)
Net liability	$(69)	$(71)	$(317)	$(333)
Tyco recorded (loss) income in conjunction with the 2012 and 2007 Tax Sharing Agreements within Other (expense) income, net in the Consolidated Statements of Operations for the quarters and nine months ended June 28, 2013 and June 29, 2012 as follows ($ in millions):

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Quarters Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
(Loss) income
2012 Tax Sharing Agreement	$(1)	N/A	$(31)	N/A
2007 Tax Sharing Agreement	—	1	—	(3)
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
During the quarter and the nine months ended June 28, 2013, Tyco incurred a charge of $1 million and $35 million, respectively, to make payments to ADT and Pentair based on estimated allowable deductions for ADT and Pentair shares issued to Company employees, offset by income of nil and $4 million, respectively, to be received from ADT and Pentair for Company shares issued to their employees, resulting in a net impact of approximately $1 million and $31 million, respectively, which was recorded in Other (expense) income, net within Tyco's Consolidated Statement of Operations.
Other Income Tax Matters
Except for earnings that are currently distributed, no additional material provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries, since the earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or Tyco has concluded that no additional tax liability will arise as a result of the distribution of such earnings. A liability could arise if amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed of. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.
7.    Earnings Per Share
The reconciliations between basic and diluted earnings per share attributable to Tyco common shareholders are as follows (in millions, except per share data):

	For the Quarter Ended June 28, 2013			For the Quarter Ended June 29, 2012
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$132	463	$0.29	$65	463	$0.14
Share options and restricted share awards	—	8		—	7
Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations attributable to Tyco common shareholders, giving effect to dilutive adjustments	$132	471	$0.28	$65	470	$0.14

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended June 28, 2013			For the Nine Months Ended June 29, 2012
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$365	465	$0.79	$297	463	$0.64
Share options and restricted share awards	—	8		—	6
Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations attributable to Tyco common shareholders, giving effect to dilutive adjustments	$365	473	$0.77	$297	469	$0.63
The computation of diluted earnings per share for the quarter and the nine months ended June 28, 2013 excludes the effect of the potential exercise of share options to purchase approximately 4 million and 5 million shares, respectively, and excludes restricted stock units of approximately 1 million shares for both periods because the effect would be anti-dilutive.
The computation of diluted earnings per share for the quarter and the nine months ended June 29, 2012 excludes the effect of the potential exercise of share options to purchase approximately 6 million and 8 million shares, respectively, and excludes restricted stock units of nil for both periods because the effect would be anti-dilutive.
8.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by segment are as follows ($ in millions):

	NA Installation & Services	ROW Installation & Services	Global Products	Total
As of September 30, 2011
Gross Goodwill	$2,119	$2,241	$1,629	$5,989
Impairments	(126)	(1,068)	(567)	(1,761)
Carrying Amount of Goodwill	1,993	1,173	1,062	4,228
Acquisitions/Purchase Accounting Adjustments	—	38	66	104
Currency Translation	8	26	1	35
As of September 28, 2012
Gross Goodwill	2,127	2,305	1,696	6,128
Impairments	(126)	(1,068)	(567)	(1,761)
Carrying Amount of Goodwill	2,001	1,237	1,129	4,367
Acquisitions/Purchase Accounting Adjustments	24	28	(2)	50
Transfers	(39)	—	39	—
Currency Translation	(11)	(75)	(9)	(95)
As of June 28, 2013
Gross Goodwill	2,101	2,258	1,724	6,083
Impairments	(126)	(1,068)	(567)	(1,761)
Carrying Amount of Goodwill	$1,975	$1,190	$1,157	$4,322
The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets as of June 28, 2013 and September 28, 2012 ($ in millions):

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of
	June 28, 2013		September 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$1,542	$1,227	$1,604	$1,245
Intellectual property	550	471	552	468
Other	38	14	36	9
Total	$2,130	$1,712	$2,192	$1,722
Non-Amortizable:
Intellectual property	$222		$224
Franchise rights	76		77
Total	$298		$301
Intangible asset amortization expense for the quarters ended June 28, 2013 and June 29, 2012 was $24 million and $26 million, respectively. Intangible asset amortization expense for the nine months ended June 28, 2013 and June 29, 2012 was $75 million and $77 million, respectively.
The estimated aggregate amortization expense on intangible assets is expected to be approximately $25 million for the remainder of 2013, $80 million for 2014, $67 million for 2015, $62 million for 2016, $51 million for 2017 and $133 million for 2018 and thereafter.
9.    Debt
Debt as of June 28, 2013 and September 28, 2012 is as follows ($ in millions):

	As of
	June 28, 2013	September 28, 2012
3.375% public notes due 2015	$258	$257
3.75% public notes due 2018	67	67
8.5% public notes due 2019	364	364
7.0% public notes due 2019	246	247
6.875% public notes due 2021	466	466
4.625% public notes due 2023	42	42
Other(1)(2)	38	48
Total debt	1,481	1,491
Less current portion	19	10
Long-term debt	$1,462	$1,481
_______________________________________________________________________________

(1)	$19 million of the amount shown as other, comprises the current portion of the Company's total debt as of June 28, 2013.

(2)	$10 million of the amount shown as other, comprises the current portion of the Company's total debt as of September 28, 2012.
Fair Value
The carrying amount of Tyco's debt subject to the fair value disclosure requirements as of June 28, 2013 and September 28, 2012 was $1,443 million for both periods. The Company utilizes various valuation methodologies to determine the fair value of its debt, which is primarily dependent on the type of market in which the Company's debt is traded. When

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

available, the Company uses quoted market prices to determine the fair value of its debt that is traded in active markets. As of June 28, 2013 and September 28, 2012, the fair value of the Company's debt which was actively traded was $1,662 million and $1,786 million, respectively. As of June 28, 2013 and September 28, 2012, the Company's debt that was subject to the fair value disclosure requirements was all actively traded and is classified as Level 1 in the fair value hierarchy.
Commercial paper
From time to time Tyco International Finance S.A. ("TIFSA") may issue commercial paper for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued on a private placement basis under the commercial paper program is $1.0 billion as of June 28, 2013. As of June 28, 2013 and September 28, 2012, TIFSA had no commercial paper outstanding.
Credit Facilities
The Company's committed revolving credit facilities totaled $1.0 billion as of June 28, 2013. These revolving credit facilities may be used for working capital, capital expenditures and general corporate purposes. As of both June 28, 2013 and September 28, 2012, there were no amounts drawn under the Company's revolving credit facilities. Interest under the revolving credit facilities is variable and is calculated by reference to LIBOR or an alternate base rate.
10.    Financial Instruments
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value as of June 28, 2013 and September 28, 2012. The fair value of derivative financial instruments was not material to any of the periods presented. See below for the fair value of investments and Note 9 for the fair value of debt.
Derivative Instruments
In the normal course of business, Tyco is exposed to market risk arising from changes in currency exchange rates, interest rates and commodity prices. The Company may use derivative financial instruments to manage exposures to foreign currency, interest rate and commodity risks. The Company's objective for utilizing derivative financial instruments is to manage these risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company does not use derivative financial instruments for trading or speculative purposes. As of and during the nine months ended June 28, 2013, the Company did not hold or enter into any commodity swaps or interest rate swaps.
For derivative instruments that are designated and qualified as hedging instruments for accounting purposes, the Company documents and links the relationships between the hedging instruments and hedged items. The Company also assesses and documents at the hedge's inception whether the derivatives used in hedging transactions are effective in offsetting changes in fair values associated with the hedged items. For the quarter and the nine months ended June 28, 2013, the Company did not have hedging instruments that were qualified for accounting purposes. For the quarter and the nine months ended June 29, 2012, the Company did have hedging instruments that were qualified for accounting purposes. These hedges did not result in any hedge ineffectiveness for the quarter and the nine months ended June 29, 2012.
All derivative financial instruments are reported on the Consolidated Balance Sheet at fair value with changes in the fair value of the derivative financial instruments recognized currently in the Company's Statement of Operations. The derivative financial instruments and impact of such changes in the fair value of the derivative financial instruments was not material to the Consolidated Balance Sheets as of June 28, 2013 and September 28, 2012 or Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss) and Statement of Cash Flows for the quarter and the nine months ended June 28, 2013 and June 29, 2012.
Foreign Currency Exposures
The Company manages foreign currency exchange rate risk through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact and potential variability in cash flows associated with intercompany loans, accounts receivable, accounts payable and forecasted transactions that are denominated in certain foreign currencies. As of June 28, 2013 and September 28, 2012, the total gross notional amount of the Company's foreign exchange contracts was $285 million and $225 million, respectively.

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
The Company's exposure to credit risk associated with its derivative instruments is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. As of June 28, 2013, the Company was exposed to industry concentration with financial institutions as well as risk of loss if an individual counterparty or issuer failed to perform its obligations under contractual terms. The maximum amount of loss that the Company would incur as of June 28, 2013 without giving consideration to the effects of legally enforceable master netting agreements was approximately $2 million.
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
Assets Measured at Fair Value on a Recurring Basis

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

				Consolidated Balance Sheet Classification
	As of June 28, 2013			Prepaids and Other Current Assets	Other Assets
($ in millions)	Level 1	Level 2	Total
Available-for-Sale Securities:
Corporate debt securities	$—	$34	$34	$11	$23
U.S. Government debt securities	185	58	243	134	109
Total	$185	$92	$277	$145	$132

				Consolidated Balance Sheet Classification
	As of September 28, 2012			Prepaids and Other Current Assets	Other Assets
($ in millions)	Level 1	Level 2	Total
Available-for-Sale Securities:
Corporate debt securities	$—	$34	$34	$7	$27
U.S. Government debt securities	86	83	169	63	106
Total	$86	$117	$203	$70	$133
During the quarter and the nine months ended June 28, 2013, the Company did not have any significant transfers between levels within the fair value hierarchy.
Other
The Company had $1.9 billion and $2.0 billion of intercompany loans designated as permanent in nature as of June 28, 2013 and September 28, 2012, respectively. For the quarters ended June 28, 2013 and June 29, 2012, the Company recorded $25 million of cumulative translation loss and $45 million of cumulative translation loss, respectively, through accumulated other comprehensive loss related to these loans.
For the nine months ended June 28, 2013 and June 29, 2012, the Company recorded $87 million of cumulative translation loss and $18 million of cumulative translation loss, respectively, through accumulated other comprehensive loss related to these loans.
11.    Commitments and Contingencies
Legacy Matters Related to Former Management
The Company is a party to several lawsuits involving disputes with former management, including its former chief executive officer, Mr. L. Dennis Kozlowski, and its former chief financial officer, Mr. Mark Swartz. The Company has filed civil complaints against Mr. Kozlowski and Mr. Swartz for breach of fiduciary duty and other wrongful conduct relating to alleged abuses of the Company's Key Employee Loan Program and relocation program, unauthorized bonuses, unauthorized payments, self dealing transactions and other improper conduct. In connection with Tyco's affirmative actions against Mr. Kozlowski and Mr. Swartz, Mr. Kozlowski, through counterclaims, and Mr. Swartz, through a separate lawsuit, sought an aggregate of approximately $140 million allegedly due in connection with their compensation and retention arrangements and under the Employee Retirement Income Security Act ("ERISA"). A former director, Mr. Frank Walsh Jr. sought indemnification for legal and other expenses incurred by him in connection with the Company's affirmative action against him for breaches of fiduciary duties.
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

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

With respect to Mr. Swartz, on March 3, 2011, the U.S. District Court for the Southern District of New York granted the Company's motion for summary judgment as to liability for its affirmative actions and further ruled that issues related to damages would need to be resolved at trial. During the second quarter of fiscal 2012, the Company reversed a $50 million liability related to Mr. Swartz's pay and benefits due to the expiration of the statute of limitations, which was recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. On May 15, 2012, Mr. Swartz filed a lawsuit against Tyco in New York state court claiming entitlement to monies under ERISA. The Company removed the case to the U.S. District Court for the Southern District of New York and filed a motion to dismiss Mr. Swartz's claims for multiple reasons, including that the statute of limitations had expired, at the latest, during the second quarter of fiscal 2012. A trial to determine the Company's damages from Mr. Swartz's breaches of fiduciary duty concluded on October 17, 2012. At the conclusion of the trial, the Court ruled that the Company was entitled to recover all monies earned by Mr. Swartz in connection with his employment by Tyco between September 1, 1995 and June 1, 2002. The Company filed a motion requesting the entry of monetary sum certain judgment in conformity with the Court's ruling regarding the time period of disgorgement. The motion also requested interest related to the monies Mr. Swartz was found to have unlawfully taken from the Company. In March 2013, the Court entered an order awarding the Company's request for interest. In connection with Mr. Swartz's affirmative claims against the Company, the Court dismissed all of Mr. Swartz's claims except one claim in which Mr. Swartz contends he is entitled to reimbursement from the Company for taxes he paid in connection with his 2002 Separation Agreement. In July 2013, the parties reached an agreement in principle to resolve the matter, with Mr. Swartz agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements alleged to have existed between him and the Company. Although the parties have reached an agreement in principle, a final settlement agreement has not yet been executed.
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
Environmental Matters
Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 28, 2013, Tyco concluded that it was probable that it would incur remaining remediation and monitoring costs in the range of approximately $89 million to $176 million. As of June 28, 2013, Tyco concluded that the best estimate within this range is approximately $122 million, of which $69 million is included in Accrued and other current liabilities and $53 million is included in Other liabilities in the Company's Consolidated Balance Sheet.
The majority of the liabilities described above relate to ongoing remediation efforts at a facility in the Company's Global Products segment located in Marinette, Wisconsin, which the Company acquired in 1990 in connection with its acquisition of, among other things, the Ansul product line. Prior to Tyco's acquisition, Ansul manufactured arsenic-based agricultural herbicides at the Marinette facility, which resulted in significant arsenic contamination of soil and groundwater on the Marinette site and in parts of the adjoining Menominee River. Ansul has been engaged in ongoing remediation efforts at the Marinette site since 1990, and in February 2009 entered into an Administrative Consent Order (the "Consent Order") with the U.S. Environmental Protection Agency to address the presence of arsenic at the Marinette site. Under this agreement, Ansul's principal obligations are to contain the arsenic contamination on the site, pump and treat on-site groundwater, dredge, treat and properly dispose of contaminated sediments in the adjoining river areas, and monitor contamination levels on an ongoing basis. Activities completed under the Consent Order since 2009 include the installation of a subsurface barrier wall around the facility to contain contaminated groundwater, the installation of a groundwater extraction and treatment system and the dredging and offsite disposal of treated river sediment. As a result of treatability studies concluded during the second quarter of fiscal 2013, the Company became aware that additional river sediment beyond what was originally planned would require treatment by

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 1, 2013, the deadline imposed under the Consent Order for river sediment remediation. This has caused the Company to increase its agreed upon remedial activities through the fall of 2013 in order to achieve compliance with the Consent Order. As a result of the increased level of remediation required, the Company recorded a charge of approximately $94 million during the second quarter of fiscal 2013 which it recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. As of June 28, 2013, the Company concluded that its remaining remediation and monitoring costs related to the Marinette facility were in the range of approximately $80 million to $155 million. The Company's best estimate within that range is approximately $111 million, of which $67 million is included in Accrued and other current liabilities and $44 million is included in Other liabilities in the Company's Consolidated Balance Sheet. During the quarter and nine months ended June 28, 2013, the Company recorded nil and $100 million, respectively, in Selling, general and administrative expenses in the Consolidated Statement of Operations. The Company recorded $13 million during both the quarter and nine months ended June 29, 2012 within Selling, general and administrative expenses in the Consolidated Statement of Operations. Since fiscal 2009, the year in which the Company received the Consent Order, the Company has incurred environmental remediation costs net of insurance recoveries of $132 million, of which $16 million were incurred during fiscal 2012. Although the Company has recorded its best estimate of the costs that it will incur to remediate and monitor the arsenic contamination at the Marinette facility, it is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows.
Asbestos Matters
The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos containing components manufactured by third parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's historical strategy has been to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. In addition, the Company continues to assess its strategy for resolving asbestos claims. Due to the number of claims and limited amount of assets held by Yarway Corporation ("Yarway"), one of the Company's indirect subsidiaries, on April 22, 2013 Yarway filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. As a result of this filing, all asbestos claims against Yarway have been stayed pending confirmation of a plan of reorganization by the Bankruptcy Court. Yarway's goal is to negotiate, obtain approval of, and consummate a plan of reorganization that establishes an appropriately funded trust to provide for the fair and equitable payment of legitimate current and future Yarway asbestos claims, accompanied by appropriate injunctive relief permanently protecting Yarway and certain other protected parties from any further asbestos claims arising from products manufactured, sold, and/or distributed by Yarway. Upon confirmation of such plan of reorganization, the Company expects to deconsolidate Yarway. As a result of filing the voluntary petition during the quarter, the Company recorded an expected loss upon deconsolidation of $10 million related to the Yarway bankruptcy petition. Although the terms of Yarway's plan of reorganization are unknown at this time, the Company does not expect them to have a material adverse effect on the Company's results of operations, financial condition or liquidity.
As of June 28, 2013, the Company has determined that there were approximately 5,400 claims pending against it, its subsidiaries or entities for which the Company has assumed responsibility in connection with acquisitions and divestitures. This amount reflects the Company's current estimate of the number of viable claims made against such entities and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants, are duplicative of other actions or for which the Company is indemnified.
The Company's estimate of its liability and corresponding insurance recovery for pending and future claims and defense costs is based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made in the future during a defined period of time (the look-forward period). On a quarterly basis, Tyco assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amounts paid in settlements. In addition to claims and settlement experience, Tyco considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and the Company's defense strategy. Tyco also evaluates the recoverability of its insurance receivable on a quarterly basis. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance receivable is warranted.
During the third quarter of fiscal 2012, the Company determined that a look-back period of three years was more appropriate than a five year period because the Company had experienced a higher and more consistent level of claims activity and settlement costs in the past three years. As a result, the Company believes a three year look-back period is more representative of future claim and settlement activity than the five year period it previously used. The Company also revised its look-forward period from seven years to fifteen years. The Company's decision to revise its look- forward period was primarily based on improvements in the consistency of observable data and the Company's more extensive experience with asbestos claims since the look-forward period was originally established in 2005. The revisions to the Company's look-forward and look-back periods do not apply to claims made against Yarway. Excluding these claims, the Company believes it can make a more reliable estimate of pending and future claims beyond seven years. The Company believes valuation of pending claims and future claims to be filed over the next fifteen years produces a reasonable estimate of its asbestos liability, which it records in the unaudited consolidated financial statements on an undiscounted basis. The effect of the change in our look-back and look-forward periods reduced income from continuing operations before income taxes and net income by approximately $90 million and $55 million, respectively. In addition, the effect of the change increased the Company's basic and diluted loss from continuing operations by $0.12 per share and decreased the Company's basic and diluted net income by $0.12 per share.
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
As of June 28, 2013, the Company's estimated net liability of $176 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $328 million, and separately as an asset for insurance recoveries of $152 million. The Company believes that its asbestos related liabilities and insurance related assets as of June 28, 2013 are appropriate. Similarly, as of September 28, 2012, the Company's estimated net liability of $155 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $401 million, and separately as an asset for insurance recoveries of $246 million.
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

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Compliance Matters
As previously reported in the Company's periodic filings, in the fourth fiscal quarter of 2012, the Company settled with the Department of Justice ("DOJ") and the SEC charges related to alleged improper payments made by the Company's subsidiaries and agents in recent years, and agreed to pay approximately $26 million in fines, disgorgement and prejudgment interest to the DOJ and SEC, which the Company had previously reserved in the fourth quarter of fiscal 2011. The Company paid the DOJ approximately $13 million in the first quarter of fiscal 2013 and paid approximately $13 million to the SEC in the third quarter of fiscal 2013.
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
Tax Litigation
Tyco and its subsidiaries' income tax returns are examined periodically by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments, in particular with respect to years preceding the 2007 Separation. The issues and proposed adjustments related to such years are generally subject to the sharing provisions of a tax sharing agreement entered in 2007 with Covidien and TE Connectivity (the "2007 Tax Sharing Agreement") under which Tyco, Covidien and TE Connectivity share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and TE Connectivity's U.S. and certain non-U.S. income tax returns. The costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties. Tyco has previously disclosed that in connection with U.S. federal tax audits, the IRS has raised a number of issues and proposed tax adjustments for periods beginning with the 1997 tax year. Although Tyco has been able to resolve substantially all of the issues and adjustments proposed by the IRS for tax years through 2007, it has not been able to resolve matters related to the treatment of certain intercompany debt transactions during the period. As a result, on June 20, 2013, Tyco received Notices of Deficiency from the IRS asserting that several of Tyco's former U.S. subsidiaries owe additional taxes of $883.3 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries as they existed at that time. In addition, Tyco received Final Partnership Administrative Adjustments for certain U.S. partnerships owned by former U.S. subsidiaries with respect to which an additional tax deficiency of approximately $30 million is expected to be asserted. These amounts exclude interest and do not reflect the impact on subsequent periods if the IRS position described below is ultimately proved correct.
The IRS asserted in the Notices of Deficiency that substantially all of Tyco's intercompany debt originated during the 1997 - 2000 period should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest and related deductions recognized on U.S. income tax returns totaling approximately $2.9 billion. Tyco strongly disagrees with the IRS position and has filed petitions with the U.S. Tax Court contesting the IRS proposed adjustments. Tyco believes that it has meritorious defenses for its tax filings, that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and existing Treasury regulations, and that the previously reported taxes for the years in question are appropriate.
No payments with respect to these matters would be required until the dispute is definitively resolved, which, based on the experience of other companies, could take several years. Tyco believes that its income tax reserves and the liabilities recorded in the Consolidated Balance Sheet for the tax sharing agreements continue to be appropriate. However, the ultimate resolution of these matters, and the impact of that resolution, are uncertain and could have a material impact on Tyco's financial condition, results of operations and cash flows. In particular, if the IRS is successful in asserting its claim, it would have an adverse impact on interest deductions related to the same intercompany debt in subsequent time periods, totaling approximately $6.6 billion, which is expected to be disallowed by the IRS.
See Note 6 for additional information related to income tax matters
Other Matters

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the third quarter of fiscal 2013, an adverse judgment was entered by the United States District Court for the District of Colorado regarding an insurance claim made on behalf of Sonitrol Corporation, a former subsidiary of the Company, for insurance coverage for damages arising from a burglary and fire occurring at a warehouse monitored by Sonitrol in December 2002. The judgment reversed the District Court's prior finding that Sonitrol's actions were not the type of conduct that was uninsurable based on public policy grounds. As a result, the Company reversed an insurance receivable of $26.5 million within Selling, general and administrative expenses in the Consolidated Statement of Operations during the quarter ended June 28, 2013. The Company is appealing the District Court's ruling to the United States Circuit Court for the Tenth Circuit and will retry the underlying damages action against Sonitrol in Colorado state court.
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
12.    Retirement Plans
Defined Benefit Pension Plans—The Company sponsors a number of pension plans. The following disclosures exclude the impact of plans which are immaterial individually and in the aggregate. The net periodic benefit cost for the Company's material U.S. and non-U.S. defined benefit pension plans is as follows ($ in millions):

	U.S. Plans
	For the Quarters Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Service cost	$1	$2	$4	$4
Interest cost	8	9	24	27
Expected return on plan assets	(12)	(10)	(36)	(31)
Amortization of net actuarial loss	4	3	11	9
Net periodic benefit cost	$1	$4	$3	$9

	Non-U.S. Plans
	For the Quarters Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Service cost	$5	$4	$14	$11
Interest cost	13	14	39	41
Expected return on plan assets	(18)	(15)	(52)	(45)
Amortization of net actuarial loss	3	1	9	6
Net periodic benefit cost	$3	$4	$10	$13
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
The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates and to make discretionary voluntary contributions from time-to-time. The Company anticipates that it will contribute at least the minimum required to its pension plans in fiscal year 2013 of $11 million for U.S. plans and $50 million for non-U.S. plans. During the quarter ended June 28, 2013, the Company made required contributions of $3 million to its U.S. pension plans and $10 million to its non-U.S. pension plans. During the nine months ended June 28, 2013,

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company made required contributions of $5 million to its U.S. pension plans and $36 million to its non-U.S. pension plans.
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
14.    Equity and Comprehensive Income
Dividends
Under Swiss law, the authority to declare dividends is vested in the general meeting of shareholders, and on March 6, 2013, the Company's shareholders approved a cash dividend of $0.64 per share, payable to shareholders in four quarterly installments of $0.16 in May 2013, August 2013, November 2013 and February 2014. As a result, during the quarter ended March 29, 2013, the Company recorded an accrued dividend of $296 million within Accrued and other current liabilities and a corresponding reduction to Contributed surplus on the Company's Consolidated Balance Sheet. The first installment of $0.16 was paid on May 22, 2013 to shareholders of record on April 26, 2013.
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
Share Repurchase Program
On January 29, 2013, the Company announced that its Board of Directors approved $600 million in share repurchase authority ("2013 Share Repurchase Program") in addition to the $1.0 billion share repurchase program that its Board of Directors approved in April 2011 ("2011 Share Repurchase Program"). During the nine months ended June 28, 2013, the Company repurchased approximately 10 million shares for approximately $300 million. As of June 28, 2013, the Company completed the 2011 Share Repurchase Program and approximately $500 million of share repurchase authority remained outstanding under the 2013 Share Repurchase Program.
Common Shares
On March 6, 2013, shareholders of the Company approved a reduction of the Company's registered share capital from CHF 3,258,632,435 to CHF 243,181,525 by reducing the par value of each share from CHF 6.70 to CHF 0.50 per share and

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

correspondingly increasing the Company's contributed surplus by CHF 3,015,450,910. The reduction in registered share capital and corresponding increase in contributed surplus is intended to provide the Company with more flexibility in making distributions to shareholders. On May 13, 2013, the notice period required in accordance with Swiss law expired, and the amendment to the Company's Articles of Association was filed with the Swiss Commercial Register on May 16, 2013. As a result, the reduction in registered share capital and corresponding increase in contributed surplus, which did not result in any changes to total Shareholders' Equity, was recorded during the quarter ended June 28, 2013.
Comprehensive Income

	For the Quarters Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net income	$135	$245	$370	$890
Foreign currency translation	(135)	(285)	(209)	(165)
Liquidation of foreign entities	1	—	(9)	—
Income tax expense	—	—	(7)	(1)
Foreign currency translation, net of tax	(134)	(285)	(225)	(166)
Amortization of net actuarial losses	7	6	20	17
Income tax expense	(2)	(2)	(6)	(6)
Defined benefit and post retirement plans, net of tax	5	4	14	11
Unrealized loss on marketable securities and derivative instruments	(2)	(1)	(3)	(2)
Income tax benefit	1	—	3	3
Unrealized (loss) gain on marketable securities and derivative instruments, net of tax	(1)	(1)	—	1
Total other comprehensive loss, net of tax	(130)	(282)	(211)	(154)
Comprehensive income (loss)	5	(37)	159	736
Less: comprehensive loss attributable to noncontrolling interests	—	(1)	—	(1)
Comprehensive income (loss) attributable to Tyco common shareholders	$5	$(36)	$159	$737
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
In connection with the 2012 Separation, the Company realigned its management and segment reporting structure beginning in the fourth quarter of fiscal 2012. The Company operates and reports financial and operating information in the following three segments:

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

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commercial, industrial, retail, residential, small business, institutional and governmental customers worldwide, including products installed and serviced by our NA and ROW Installation & Services segments.
The Company also provides general corporate services to its segments which is reported as a fourth, non-operating segment, Corporate and Other.
As a result of the 2012 Separation, net revenue and operating income for the quarter and the nine months ended June 29, 2012 have been recast for the new segment structure. Selected information by segment is presented in the following tables ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net revenue(1):
NA Installation & Services	$966	$1,005	$2,895	$2,920
ROW Installation & Services	1,112	1,087	3,279	3,213
Global Products	600	563	1,712	1,542
Net revenue	$2,678	$2,655	$7,886	$7,675
_______________________________________________________________________________

(1)	Net revenue by operating segment excludes intercompany transactions.

	For the Quarters Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Operating income (loss):
NA Installation & Services	$88	$94	$275	$265
ROW Installation & Services	104	118	323	333
Global Products	114	98	188	265
Corporate and Other	(117)	(192)	(239)	(331)
Operating income	$189	$118	$547	$532
16.    Inventory
Inventories consisted of the following ($ in millions):

	As of
	June 28, 2013	September 28, 2012
Purchased materials and manufactured parts	$161	$135
Work in process	81	80
Finished goods	443	419
Inventories	$685	$634
Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.    Property, Plant and Equipment
Property, plant and equipment consisted of the following ($ in millions):

	As of
	June 28, 2013	September 28, 2012
Land	$42	$44
Buildings	384	358
Subscriber systems	2,994	3,063
Machinery and equipment	1,201	1,158
Construction in progress	80	102
Accumulated depreciation	(3,061)	(3,055)
Property, Plant and Equipment, net	$1,640	$1,670
18.    Guarantees
Certain of the Company's business segments have guaranteed the performance of third-parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from the current fiscal year through the completion of such transactions. The guarantees would typically be triggered in the event of nonperformance and we believe that performance under the guarantees, if required, would not have a material effect on the Company's financial position, results of operations or cash flows.
There are certain guarantees or indemnifications extended among Tyco, Covidien, TE Connectivity, ADT and Pentair in accordance with the terms of the 2007 and 2012 Separation and Distribution Agreements and Tax Sharing Agreements. These guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreements. See Note 6.
In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien, TE Connectivity, ADT and Tyco Flow Control operating entities. In connection with both the 2012 and 2007 Separations, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien, TE Connectivity, ADT or Pentair, as appropriate. To the extent these guarantees were not assigned prior to the Separation dates, Tyco remained as the guarantor, but was typically indemnified by the former subsidiary. The Company's obligations related to the 2012 Separation were $3 million, which were included in Other liabilities on the Company's Consolidated Balance Sheets as of both June 28, 2013 and September 28, 2012, with an offset to Tyco's shareholders' equity on the 2012 Separation date. The Company's obligations related to the 2007 Separation were $3 million, which were included in Other liabilities on the Company's Consolidated Balance Sheets as of both June 28, 2013 and September 28, 2012, with an offset to Tyco's shareholders' equity on the 2007 Separation date.
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

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

Balance as of September 28, 2012	$30
Warranties issued	11
Changes in estimates	(2)
Settlements	(9)
Currency translation	$(1)
Balance as of June 28, 2013	$29

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
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 28, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$2,678	$—	$2,678
Cost of product sales and services	—	—	1,695	—	1,695
Selling, general and administrative expenses	2	1	734	—	737
Separation costs	—	—	4	—	4
Restructuring and asset impairment charges, net	—	—	53	—	53
Operating (loss) income	(2)	(1)	192	—	189
Interest income	2	—	4	—	6
Interest expense	(1)	(24)	(1)	—	(26)
Other expense, net	(1)	—	—	—	(1)
Equity in net income of subsidiaries	160	120	—	(280)	—
Intercompany interest and fees	(23)	3	20	—	—
Income from continuing operations before income taxes	135	98	215	(280)	168
Income tax expense	—	(2)	(28)	—	(30)
Equity loss in earnings of unconsolidated subsidiaries	—	—	(6)	—	(6)
Income from continuing operations	135	96	181	(280)	132
Income from discontinued operations, net of income taxes	—	—	3	—	3
Net income	135	96	184	(280)	135
Less: noncontrolling interest in subsidiaries net income	—	—	—	—	—
Net income attributable to Tyco common shareholders	$135	$96	$184	$(280)	$135

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Quarter Ended June 28, 2013
(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$135	$96	$184	$(280)	$135
Other comprehensive (loss) income, net of tax
Foreign currency translation	(134)	—	(134)	134	(134)
Defined benefit and post retirement plans	5	—	5	(5)	5
Unrealized loss on marketable securities and derivative instruments	(1)	—	(1)	1	(1)
Total other comprehensive loss, net of tax	(130)	—	(130)	130	(130)
Comprehensive income	5	96	54	(150)	5
Less: comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income attributable to Tyco common shareholders	$5	$96	$54	$(150)	$5

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 29, 2012
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$2,655	$—	$2,655
Cost of product sales and services	—	—	1,685	—	1,685
Selling, general and administrative expenses	4	1	824	—	829
Separation costs	2	1	3	—	6
Restructuring and asset impairment charges, net	—	—	17	—	17
Operating (loss) income	(6)	(2)	126	—	118
Interest income	—	—	5	—	5
Interest expense	—	(57)	(2)	—	(59)
Other income, net	1	—	—	—	1
Equity in net income of subsidiaries	169	261	—	(430)	—
Intercompany interest and fees	83	41	(118)	(6)	—
Income from continuing operations before income taxes	247	243	11	(436)	65
Income tax (expense) benefit	(1)	7	—	—	6
Equity loss in earnings of unconsolidated subsidiaries	—	—	(7)	—	(7)
Income from continuing operations	246	250	4	(436)	64
Income from discontinued operations, net of income taxes	—	—	175	6	181
Net income	246	250	179	(430)	245
Less: noncontrolling interest in subsidiaries net loss	—	—	(1)	—	(1)
Net income attributable to Tyco common shareholders	$246	$250	$180	$(430)	$246

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Quarter Ended June 29, 2012
(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$246	$250	$179	$(430)	$245
Other comprehensive (loss) income, net of tax
Foreign currency translation	(285)	(7)	(278)	285	(285)
Defined benefit and post retirement plans	4	—	4	(4)	4
Unrealized loss on marketable securities and derivative instruments	(1)	—	(1)	1	(1)
Total other comprehensive loss, net of tax	(282)	(7)	(275)	282	(282)
Comprehensive (loss) income	(36)	243	(96)	(148)	(37)
Less: comprehensive loss attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive (loss) income attributable to Tyco common shareholders	$(36)	$243	$(95)	$(148)	$(36)

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended June 28, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$7,886	$—	$7,886
Cost of product sales and services	—	—	5,036	—	5,036
Selling, general and administrative expenses	9	2	2,198	—	2,209
Separation costs	4	—	5	—	9
Restructuring and asset impairment charges, net	—	—	85	—	85
Operating (loss) income	(13)	(2)	562	—	547
Interest income	2	—	12	—	14
Interest expense	(1)	(71)	(3)	—	(75)
Other (expense) income, net	(31)	—	1	—	(30)
Equity in net income of subsidiaries	625	393	—	(1,018)	—
Intercompany interest and fees	(212)	100	112	—	—
Income from continuing operations before income taxes	370	420	684	(1,018)	456
Income tax expense	—	(2)	(71)	—	(73)
Equity loss in earnings of unconsolidated subsidiaries	—	—	(18)	—	(18)
Income from continuing operations	370	418	595	(1,018)	365
Income from discontinued operations, net of income taxes	—	—	5	—	5
Net income	370	418	600	(1,018)	370
Less: noncontrolling interest in subsidiaries net income	—	—	—	—	—
Net income attributable to Tyco common shareholders	$370	$418	$600	$(1,018)	$370

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended June 28, 2013
(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$370	$418	$600	$(1,018)	$370
Other comprehensive (loss) income, net of tax
Foreign currency translation	(225)	—	(225)	225	(225)
Defined benefit and post retirement plans	14	—	14	(14)	14
Unrealized gain on marketable securities and derivative instruments	—	—	—	—	—
Total other comprehensive loss, net of tax	(211)	—	(211)	211	(211)
Comprehensive income	159	418	389	(807)	159
Less: comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income attributable to Tyco common shareholders	$159	$418	$389	$(807)	$159

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended June 29, 2012
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$7,675	$—	$7,675
Cost of product sales and services	—	—	4,898	—	4,898
Selling, general and administrative expenses	11	3	2,152	—	2,166
Separation costs	2	1	7	—	10
Restructuring and asset impairment charges, net	1	—	68	—	69
Operating (loss) income	(14)	(4)	550	—	532
Interest income	—	—	14	—	14
Interest expense	—	(173)	(3)	—	(176)
Other (expense) income, net	(3)	—	2	—	(1)
Equity in net income of subsidiaries	1,064	791	—	(1,855)	—
Intercompany interest and fees	(164)	216	(31)	(21)	—
Income from continuing operations before income taxes	883	830	532	(1,876)	369
Income tax expense	—	(7)	(47)	—	(54)
Equity loss in earnings of unconsolidated subsidiaries	—	—	(19)	—	(19)
Income from continuing operations	883	823	466	(1,876)	296
Income from discontinued operations, net of income taxes	8	—	565	21	594
Net income	891	823	1,031	(1,855)	890
Less: noncontrolling interest in subsidiaries net loss	—	—	(1)	—	(1)
Net income attributable to Tyco common shareholders	$891	$823	$1,032	$(1,855)	$891

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended June 29, 2012
(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$891	$823	$1,031	$(1,855)	$890
Other comprehensive income (loss), net of tax
Foreign currency translation	(166)	(9)	(157)	166	(166)
Defined benefit and post retirement plans	11	—	11	(11)	11
Unrealized gain on marketable securities and derivative instruments	1	—	1	(1)	1
Total other comprehensive loss, net of tax	(154)	(9)	(145)	154	(154)
Comprehensive income	737	814	886	(1,701)	736
Less: comprehensive loss attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income attributable to Tyco common shareholders	$737	$814	$887	$(1,701)	$737

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 28, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$455	$—	$455
Accounts receivable, net	—	—	1,678	—	1,678
Inventories	—	—	685	—	685
Intercompany receivables	1,308	2,055	8,929	(12,292)	—
Prepaid expenses and other current assets	3	—	851	—	854
Deferred income taxes	—	—	295	—	295
Total current assets	1,311	2,055	12,893	(12,292)	3,967
Property, plant and equipment, net	—	—	1,640	—	1,640
Goodwill	—	—	4,322	—	4,322
Intangible assets, net	—	—	716	—	716
Investment in subsidiaries	25,891	12,680	—	(38,571)	—
Intercompany loans receivable	1,921	5,339	19,977	(27,237)	—
Other assets	71	6	1,148	—	1,225
Total Assets	$29,194	$20,080	$40,696	$(78,100)	$11,870
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$—	$19	$—	$19
Accounts payable	—	—	831	—	831
Accrued and other current liabilities	394	33	1,446	—	1,873
Deferred revenue	—	—	417	—	417
Intercompany payables	3,698	5,243	3,351	(12,292)	—
Total current liabilities	4,092	5,276	6,064	(12,292)	3,140
Long-term debt	—	1,443	19	—	1,462
Intercompany loans payable	20,067	3,076	4,094	(27,237)	—
Deferred revenue	—	—	396	—	396
Other liabilities	328	—	1,810	—	2,138
Total Liabilities	24,487	9,795	12,383	(39,529)	7,136
Redeemable noncontrolling interest	—	—	12	—	12
Tyco Shareholders' Equity:
Common shares	208	—	—	—	208
Common shares held in treasury	—	—	(970)	—	(970)
Other shareholders' equity	4,499	10,285	29,256	(38,571)	5,469
Total Tyco Shareholders' Equity	4,707	10,285	28,286	(38,571)	4,707
Nonredeemable noncontrolling interest	—	—	15	—	15
Total Equity	4,707	10,285	28,301	(38,571)	4,722
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$29,194	$20,080	$40,696	$(78,100)	$11,870

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended June 28, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(242)	$388	$326	$—	$472
Net cash provided by discontinued operating activities	—	—	5	—	5
Cash Flows From Investing Activities:
Capital expenditures	—	—	(284)	—	(284)
Proceeds from disposal of assets	—	—	4	—	4
Acquisition of businesses, net of cash acquired	—	—	(75)	—	(75)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	(17)	—	(17)
Intercompany dividend from subsidiary	—	32	—	(32)	—
Net increase in intercompany loans	—	(359)	—	359	—
Net increase in investments	—	—	(79)	—	(79)
Other	—	—	6	—	6
Net cash used in investing activities	—	(327)	(445)	327	(445)
Cash Flows From Financing Activities:
Net repayments of debt	—	—	(11)	—	(11)
Proceeds from exercise of share options	—	—	125	—	125
Dividends paid	(214)	—	—	—	(214)
Intercompany dividend to parent	—	—	(32)	32	—
Repurchase of common shares by treasury	—	—	(300)	—	(300)
Net intercompany loan borrowings (repayments)	366	—	(7)	(359)	—
Transfer from (to) discontinued operations	90	(61)	6	—	35
Other	—	—	(35)	—	(35)
Net cash provided by (used in) financing activities	242	(61)	(254)	(327)	(400)
Net cash used in discontinued financing activities	—	—	(35)	—	(35)
Effect of currency translation on cash	—	—	(16)	—	(16)
Net decrease in cash and cash equivalents	—	—	(419)	—	(419)
Less: net decrease in cash and cash equivalents related to discontinued operations	—	—	(30)	—	(30)
Cash and cash equivalents at beginning of period	—	—	844	—	844
Cash and cash equivalents at end of period	$—	$—	$455	$—	$455

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended June 29, 2012
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(354)	$1,363	$(533)	$—	$476
Net cash provided by discontinued operating activities	—	—	1,354	—	1,354
Cash Flows From Investing Activities:
Capital expenditures	—	—	(296)	—	(296)
Proceeds from disposal of assets	—	—	4	—	4
Acquisition of businesses, net of cash acquired	—	—	(217)	—	(217)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	(18)	—	(18)
Net increase in intercompany loans	—	(1,353)	—	1,353	—
(Increase) decrease in investment in subsidiaries	(623)	(10)	16	617	—
Net decrease in investments	—	—	45	—	45
Other	—	—	16	—	16
Net cash used in investing activities	(623)	(1,363)	(450)	1,970	(466)
Net cash used in discontinued investing activities	—	—	(904)	11	(893)
Cash Flows From Financing Activities:
Net repayments of debt	—	—	(1)	—	(1)
Proceeds from exercise of share options	—	—	140	—	140
Dividends paid	(346)	—	—	—	(346)
Repurchase of common shares by treasury	—	—	(500)	—	(500)
Net intercompany loan borrowings	1,323	—	30	(1,353)	—
Increase in equity from parent	—	—	71	(71)	—
Transfer from discontinued operations	—	—	968	(546)	422
Other	—	—	(22)	—	(22)
Net cash provided by (used in) financing activities	977	—	686	(1,970)	(307)
Net cash provided by (used in) discontinued financing activities	—	—	132	(557)	(425)
Effect of currency translation on cash	—	—	(10)	—	(10)
Effect of currency translation on cash related to discontinued operations	—	—	(1)	—	(1)
Net increase (decrease) in cash and cash equivalents	—	—	274	(546)	(272)
Less: net increase in cash and cash equivalents related to discontinued operations	—	—	581	(546)	35
Cash and cash equivalents at beginning of period	—	—	1,229	—	1,229
Cash and cash equivalents at end of period	$—	$—	$922	$—	$922

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
Effective September 28, 2012, Tyco completed the spin-offs of The ADT Corporation ("ADT") and Pentair Ltd. (formerly known as Tyco Flow Control International Ltd. ("Tyco Flow Control")), formerly our North American residential security and flow control businesses, respectively, into separate, publicly traded companies in the form of a distribution to Tyco shareholders. Immediately following the spin-off, Pentair Inc. was merged with a subsidiary of Tyco Flow Control in a tax-free, all-stock merger ("the Merger"), with Pentair Ltd. ("Pentair") succeeding Pentair Inc. as an independent publicly traded company. The distribution was made on September 28, 2012, to Tyco shareholders of record on September 17, 2012. Each Tyco shareholder received 0.50 of a common share of ADT and approximately 0.24 of a common share of Pentair Ltd. for each Tyco common share held on the record date. The distribution was structured to be tax-free to Tyco shareholders except to the extent of cash received in lieu of fractional shares. The distributions, the Merger and related transactions are collectively referred to herein as the "2012 Separation". As a result of the distribution, the operations of Tyco's former North American residential security and flow control businesses are now classified as discontinued operations in all periods presented.
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
Business Overview
We are a leading global provider of security products and services, fire detection and suppression products and services and life safety products. We utilize our extensive global footprint of over 1,200 locations, including manufacturing facilities, service and distribution centers, monitoring centers and sales offices, to provide solutions and localized expertise to our global customer base. We provide an extensive range of product and service offerings to over 3 million customers in more than 100 countries through multiple channels. Our revenues are broadly diversified across the United States and Canada (collectively "North America"); Central America and South America (collectively "Latin America"); Europe, the Middle East, and Africa (collectively "EMEA") and the Asia-Pacific region. We refer to Latin America, EMEA, and Asia-Pacific region collectively as "Rest of World" or "ROW". The following chart reflects our net revenue by region for the nine months ended June 28, 2013.

Nine Months Ended June 28, 2013
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
Results of Operations
Consolidated financial information is as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net revenue	$2,678	$2,655	$7,886	$7,675
Net revenue growth	0.9%	N/A	2.7%	N/A
Organic revenue growth	0.6%	N/A	1.2%	N/A
Operating income	$189	$118	$547	$532
Operating margin	7.1%	4.4%	6.9%	6.9%
Interest income	$6	$5	$14	$14
Interest expense	26	59	75	176
Other (expense) income, net	(1)	1	(30)	(1)
Income tax expense/(benefit)	30	(6)	73	54
Equity loss in earnings of unconsolidated subsidiaries	6	7	18	19
Net Revenue
Net revenue for the quarter ended June 28, 2013 increased by $23 million, or 0.9%, to $2,678 million as compared to net revenue of $2,655 million for the quarter ended June 29, 2012. On an organic basis, net revenue grew by $17 million, or 0.6%, year over year, primarily as a result of revenue growth in our Global Products segment and to a lesser extent in our ROW Installation & Services segment, partially offset by a decline in our NA Installation & Services segment driven by our security business. Net revenue was favorably impacted by acquisitions of $21 million, or 0.8%, primarily within our ROW Installation & Services segment. Changes in foreign currency exchange rates, primarily in our ROW Installation & Services segment, unfavorably impacted net revenue by $16 million, or 0.6%. Net revenue growth was also unfavorably impacted by a divestiture of $10 million, or 0.4% in our NA Installation & Services segment.
Net revenue for the nine months ended June 28, 2013 increased by $211 million, or 2.7%, to $7,886 million as compared to net revenue of $7,675 million for the nine months ended June 29, 2012. On an organic basis, net revenue grew by $95 million, or 1.2%, year over year, primarily as a result of revenue growth in our Global Products segment and to lesser extent in our ROW Installation & Services segment, partially offset by a decline in our NA Installation & Services segment driven by our security business. Net revenue was favorably impacted by acquisitions of $125 million, or 1.6%, primarily within our ROW Installation & Services and Global Products segments. Changes in foreign currency exchange rates, primarily in our ROW Installation & Services segment, unfavorably impacted net revenue by $17 million, or 0.2%. Net revenue growth was also unfavorably impacted by divestitures of $20 million, or 0.3%, primarily in our NA and ROW Installation & Services segments.
Operating Income
Operating income for the quarter ended June 28, 2013 increased by $71 million, or 60.2%, to $189 million, as compared to operating income of $118 million for the quarter ended June 29, 2012. The increase in operating income was primarily due to the prior year period including $108 million in net asbestos charges as compared to $12 million for the quarter ended June 28, 2013. See Note 11 to our unaudited Consolidated Financial Statements for further information. Operating income was unfavorably impacted by separation costs as well as an increase in restructuring charges, primarily in our NA and ROW Installation & Services segments, for the quarter ended June 28, 2013 as compared to the prior year period.
Operating income for the nine months ended June 28, 2013 increased by $15 million, or 2.8%, to $547 million, as compared to operating income of $532 million for the nine months ended June 29, 2012. Operating income for the nine months ended June 28, 2013 was favorably impacted by our net revenue growth, a smaller corporate footprint as a result of the 2012 Separation, as well as operating efficiencies and the benefits of ongoing cost containment and restructuring actions. Additionally, the prior year period included $108 million in net asbestos charges as compared to $10 million for the nine months ended June 28, 2013. Operating income for the nine months ended June 28, 2013 was unfavorably impacted by charges of $100 million recorded in the first and second quarters of fiscal 2013 for additional environmental remediation activities planned for a Global Products facility located in Marinette, Wisconsin, as compared to charges of $13 million in the comparable prior year period. See Note 11 to our unaudited Consolidated Financial Statements for further information on our asbestos and environmental matters. Operating income for the nine months ended June 28, 2013 was also unfavorably impacted by separation costs and an increase in restructuring charges.
Key items impacting operating income for the quarters and nine months ended June 28, 2013 and June 29, 2012, respectively, are as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Restructuring, repositioning and asset impairment charges, net	$58	$17	$94	$69
Losses on divestitures, net	4	9	10	12
Separation costs	22	7	56	11
Acquisition and integration costs	1	4	2	7
Legacy legal charges	27	29	27	49
Former management compensation reversal	—	—	—	(50)
Asbestos related charges	12	108	10	108
Environmental remediation costs—Marinette	—	13	100	13
We continue to identify and pursue opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across our businesses. Additionally, we initiated certain global actions designed to reduce our cost structure and improve future profitability by streamlining operations and better aligning functions, which we refer to as repositioning actions. The Company expects to incur approximately $125 million of restructuring and repositioning charges in fiscal 2013. See Note 4 to the unaudited Consolidated Financial Statements.
Interest Income and Expense
Interest income was $6 million and $5 million for the quarters ended June 28, 2013 and June 29, 2012, respectively. Interest income was $14 million for both the nine months ended June 28, 2013 and June 29, 2012.
Interest expense was $26 million in the quarter ended June 28, 2013 compared to $59 million in the quarter ended June 29, 2012, and $75 million in the nine months ended June 28, 2013 compared to $176 million in the nine months ended June 29, 2012. The decrease in interest expense is primarily related to savings realized from the redemption of $2.6 billion of debt securities in connection with the 2012 Separation.
Other Expense, Net
Significant components of Other (expense) income, net for the quarters and the nine months ended June 28, 2013 and June 29, 2012 are as follows ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
2012 Tax Sharing Agreement charges (see Note 6 to the unaudited Consolidated Financial Statements)	$(1)	$—	$(31)	$—
2007 Tax Sharing Agreement charges (see Note 6 to the unaudited Consolidated Financial Statements)	—	1	—	(3)
Other	—	—	1	2
Total	$(1)	$1	$(30)	(1)
Effective Income Tax Rate
Our effective income tax rate was 17.9% during the quarter ended June 28, 2013 and was a benefit of 9.2% for the quarter ended June 29, 2012. The increase in our effective tax rate was primarily due to a non-recurring item generating tax benefit during the prior year period.
Our effective income tax rate was 16.0% and 14.6% during the nine months ended June 28, 2013 and June 29, 2012, respectively. The increase in our effective tax rate was primarily due to a number of non-recurring tax benefits during the prior year period.
The rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as the geographic mix of income before taxes.
Equity Loss in Earnings of Unconsolidated Subsidiaries
Equity loss in earnings of unconsolidated subsidiaries reflects our share of Atkore International Group's ("Atkore") net loss, which is accounted for under the equity method of accounting. Equity loss in earnings of unconsolidated subsidiaries during the quarters ended June 28, 2013 and June 29, 2012 was $6 million and $7 million, respectively. Equity loss in earnings of unconsolidated subsidiaries was $18 million and $19 million during the nine months ended June 28, 2013 and June 29, 2012, respectively.

Segment Results
The following chart reflects our net revenue by operating segment, as well as the percent of net revenue by operating segment, for the quarter and nine months ended June 28, 2013 and June 29, 2012, respectively.

NA Installation & Services
ROW Installation & Services
Global Products
$3,500
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$-
36.7%
38.0%
41.6%
41.9%
21.7%
20.1%
36.1%
37.9%
41.5%
40.9%
22.4%
21.2%
Q3 2013
Q3 2012
Q3 2013
Q3 2012
Q3 2013
Q3 2012
Quarter-to-Date Net Revenue
Year-to-Date Net Revenue

The segment discussions that follow describe the significant factors contributing to the changes in results for each of our segments included in continuing operations.
NA Installation & Services
Financial information for NA Installation & Services for the quarters and nine months ended June 28, 2013 and June 29, 2012 was as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net revenue	$966	$1,005	$2,895	$2,920
Net revenue decline	(3.9)%	N/A	(0.9)%	N/A
Organic revenue decline	(2.7)%	N/A	(0.7)%	N/A
Operating income	$88	$94	$275	$265
Operating margin	9.1%	9.4%	9.5%	9.1%

Net Revenue
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Third Quarter Fiscal 2013 Compared to Third Quarter Fiscal 2012	Year to Date Fiscal 2013 Compared to Year to Date Fiscal 2012
Organic revenue decline	$(27)	$(21)
Acquisitions	1	5
Divestitures	(10)	(10)
Impact of foreign currency	(2)	2
Other	$(1)	$(1)
Total change	$(39)	$(25)
Net revenue decreased $39 million, or 3.9%, to $966 million for the quarter ended June 28, 2013 as compared to $1,005 million for the quarter ended June 29, 2012. Organic revenue decline for the quarter ended June 28, 2013 was primarily driven by a decline in revenue in the North America security business as a result of project selectivity, partially offset by increased service revenue growth in our North America fire business. Net revenue was unfavorably impacted by $10 million, or 1.0%, primarily due to the divestiture of our North America guarding business in the third quarter of fiscal 2013.
Net revenue decreased $25 million, or 0.9%, to $2,895 million for the nine months ended June 28, 2013 as compared to $2,920 million for the nine months ended June 29, 2012. Organic revenue decline for the nine months ended June 28, 2013 was primarily driven by a decline in revenue in the North America security business as a result of project selectivity, offset by revenue growth in our North America fire business. Net revenue was unfavorably impacted by $10 million, or 0.3%, primarily due to the divestiture of our North America guarding business in the third quarter of fiscal 2013. Net revenue was favorably impacted by $5 million, or 0.2% due to an acquisition during the first quarter of fiscal 2013.
Operating Income
Operating income for the quarter ended June 28, 2013 decreased $6 million, or 6.4%, to $88 million, as compared to operating income of $94 million for the quarter ended June 29, 2012. Operating income for the quarter ended June 28, 2013 decreased primarily due to separation and dis-synergy costs related to the 2012 Separation and higher restructuring charges. These items were partially offset by a higher mix of service revenue across all of our businesses and efficiencies gained through improved installation execution and project selectivity in the North America security business. Additionally, the quarter ended June 29, 2012 included a charge of $29 million for the settlement of an ERISA partial withdrawal liability assessment.
Operating income for the nine months ended June 28, 2013 increased $10 million, or 3.8%, to $275 million, as compared to operating income of $265 million for the nine months ended June 29, 2012. Operating income for the nine months ended June 28, 2013 increased due to a higher mix of service revenue across all of our businesses and efficiencies gained through improved installation execution and project selectivity in the North America security business. Additionally, the nine months ended June 29, 2012 included a charge of $29 million for the settlement of an ERISA partial withdrawal liability assessment. These items were partially offset by unfavorable impacts due to separation costs as well as dis-synergy costs related to the 2012 separation.
Key items impacting operating income for the quarters and nine months ended June 28, 2013 and June 29, 2012, respectively, are as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Restructuring and asset impairment charges, net	$16	$—	$22	$28
Losses on divestitures, net	1	—	4	—
Separation costs	12	—	40	—
Legacy legal charges	—	29	—	29

ROW Installation & Services
Financial information for ROW Installation & Services for the quarters and nine months ended June 28, 2013 and June 29, 2012 were as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net revenue	$1,112	$1,087	$3,279	$3,213
Net revenue growth	2.3%	N/A	2.1%	N/A
Organic revenue growth	1.7%	N/A	0.9%	N/A
Operating income	$104	$118	$323	$333
Operating margin	9.4%	10.9%	9.9%	10.4%
Net Revenue
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Third Quarter Fiscal 2013 Compared to Third Quarter Fiscal 2012	Year to Date Fiscal 2013 Compared to Year to Date Fiscal 2012
Organic revenue growth	$18	$30
Acquisitions	20	66
Divestitures	—	(10)
Impact of foreign currency	(13)	(20)
Total change	$25	$66
Net revenue increased $25 million, or 2.3%, to $1,112 million for the quarter ended June 28, 2013 as compared to $1,087 million for the quarter ended June 29, 2012. Organic revenue growth for the quarter ended June 28, 2013 was driven by an increase in service revenue in Asia, Latin America and Europe, partially offset by a decline in our Pacific region. Partially offsetting the increase in our service revenue was a decrease in installation revenue, driven by declines in Europe offset by growth in our Pacific region. The net impact of acquisitions was $20 million, or 1.8%, primarily due to acquisitions within the United Kingdom during the second quarter of fiscal 2013 and our Pacific region during the third quarter of fiscal 2013. Changes in foreign currency exchange rates unfavorably impacted net revenue by $13 million, or 1.2%.
Net revenue increased $66 million, or 2.1%, to $3,279 million for the nine months ended June 28, 2013 as compared to $3,213 million for the nine months ended June 29, 2012. Organic revenue growth for the nine months ended June 28, 2013 was driven by service revenue growth in Asia, Latin America and Europe, partially offset by a decline in our Pacific region. The growth in service revenue was partially offset by a decrease in installation revenue, driven by declines in Europe and the United Kingdom offset by growth in Latin America. Net revenue was favorably impacted by the net impact of acquisitions of $66 million, or 2.1%, primarily due to the acquisitions within the United Kingdom and our Pacific region during fiscal 2013 as well as acquisitions in Asia during fiscal 2012. Net revenue was unfavorably impacted by the net impact of divestitures of $10 million, or 0.3%. Changes in foreign currency exchanges rates unfavorably impacted net revenue by $20 million, or 0.6%.
Operating Income
Operating income for the quarter ended June 28, 2013 decreased $14 million, or 11.9%, to $104 million as compared to operating income of $118 million for the quarter ended June 29, 2012. Operating income for the quarter ended June 28, 2013 was unfavorably impacted by an increase in restructuring charges compared to the prior year period, partially offset by favorable impacts from service volume flow through as well as the benefit of on-going cost saving initiatives.
Operating income for the nine months ended June 28, 2013 decreased $10 million, or 3.0%, to $323 million, as compared to operating income of $333 million for the nine months ended June 29, 2012. Operating income for the nine months ended June 28, 2013 decreased primarily due to an increase in restructuring charges, partially offset by our continued focus on increasing service revenue, as well as the benefit of ongoing cost saving initiatives.

Key items impacting operating income for the quarters and nine months ended June 28, 2013 and June 29, 2012, respectively, are as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Restructuring, repositioning and asset impairment charges, net	$34	$12	$54	$28
Losses on divestitures, net	—	—	1	4
Acquisition and integration costs	1	3	1	4
Global Products
Financial information for Global Products for the quarters and nine months ended June 28, 2013 and June 29, 2012 was as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net revenue	$600	$563	$1,712	$1,542
Net revenue growth	6.6%	N/A	11.0%	N/A
Organic revenue growth	4.6%	N/A	5.6%	N/A
Operating income	$114	$98	$188	$265
Operating margin	19.0%	17.4%	11.0%	17.2%
Net Revenue
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Third Quarter Fiscal 2013 Compared to Third Quarter Fiscal 2012	Year to Date Fiscal 2013 Compared to Year to Date Fiscal 2012
Organic revenue growth	$26	$86
Acquisitions	—	54
Impact of foreign currency	(1)	1
Other(1)	12	29
Total change	$37	$170
_______________________________________________________________________________

(1)	Primarily represents contractual revenue from ADT under the 2012 Separation and Distribution Agreement.
Net revenue increased $37 million, or 6.6%, to $600 million for the quarter ended June 28, 2013 as compared to $563 million for the quarter ended June 29, 2012. Organic revenue growth for the quarter ended June 28, 2013 was driven by growth across all three of our product platforms.
Net revenue increased $170 million, or 11.0%, to $1,712 million for the nine months ended June 28, 2013 as compared to $1,542 million for the nine months ended June 29, 2012. Organic revenue growth for the nine months ended June 28, 2013 was driven by growth across all three of our product platforms. Net revenue was favorably impacted by acquisitions of $54 million, or 3.5%, primarily due to acquisitions within our fire and security products businesses during fiscal 2012.
Operating Income
Operating income for the quarter ended June 28, 2013 increased $16 million, or 16.3%, to $114 million, as compared to operating income of $98 million for the quarter ended June 29, 2012. The increase was driven by net revenue growth for the quarter ended June 28, 2013. In addition, the prior year period included a charge of $13 million for additional environmental remediation activities planned for a facility located in Marinette, Wisconsin. See Note 11 to our unaudited Consolidated

Financial Statements for further information. The increase in operating income due to the above reasons was partially offset by unfavorable impacts attributable to product mix.
Operating income for the nine months ended June 28, 2013 decreased $77 million, or 29.1%, to $188 million, as compared to operating income of $265 million for the nine months ended June 29, 2012. Operating income for the nine months ended June 28, 2013 was unfavorably impacted by charges of $100 million recorded in the first and second quarters of fiscal 2013 for additional environmental remediation activities planned for a facility located in Marinette, Wisconsin. See Note 11 to our unaudited Consolidated Financial Statements for further information. Our operating income was favorably impacted by net revenue growth for the nine months ended June 28, 2013 partially offset by additional investments in research and development and sales and marketing costs.
Key items impacting operating income for the quarters and the nine months ended June 28, 2013 and June 29, 2012, respectively, are as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Restructuring and asset impairment charges, net	$5	$1	$10	$6
Environmental remediation costs—Marinette	—	13	100	13
Corporate and Other
Corporate expense decreased $75 million, or 39.1%, to $117 million for the quarter ended June 28, 2013 as compared to $192 million for the quarter ended June 29, 2012. The decrease in Corporate expense was primarily due to a decline in net asbestos charges to $12 million in the quarter ended June 28, 2013 from $108 million in the prior year period. The net asbestos charges during the quarter ended June 28, 2013 primarily relate to the Yarway Corporation, one of the Company's indirect subsidiaries, which filed for bankruptcy protection during the third quarter of fiscal 2013. The net asbestos charges during the quarter ended June 29, 2012 were primarily due to the Company revising its look-back period for historical claim experience for the past five years to the past three years, as well as its look-forward period related to the projection of future claims from seven years to fifteen years. Favorable impacts due to a smaller corporate footprint as a result of the 2012 Separation also contributed to the decrease in corporate expense for the quarter ended June 28, 2013 as compared to the prior year period, partially offset by a charge of $27 million resulting from the write-off of an insurance receivable that had been established in respect of a legacy claim. See Note 11 to the unaudited Consolidated Financial Statements for additional information related to our asbestos and legacy legal matters.
Corporate expense decreased $92 million, or 27.8%, to $239 million for the nine months ended June 28, 2013 as compared to $331 million for the nine months ended June 29, 2012. The decrease in Corporate expense was primarily due to a decline in net asbestos charges to $10 million in the nine months ended June 28, 2013 from $108 million in the prior year period. The net asbestos charges during the nine months ended June 28, 2013 primarily relate to the Yarway Corporation, one of the Company's indirect subsidiaries, which filed for bankruptcy protection during the third quarter of fiscal 2013. The net asbestos charges during the nine months ended June 29, 2012 were primarily due to the Company revising its look-back period for historical claim experience for the past five years to the past three years, as well as its look-forward period related to the projection of future claims from seven years to fifteen years. Favorable impacts due to a smaller corporate footprint as a result of the 2012 Separation also contributed to the decrease in corporate expense for the nine months ended June 28, 2013 as compared to the prior year period. The decreases in Corporate expense were partially offset by a charge of $27 million resulting from the write-off of an insurance receivable that had been established in respect of a legacy claim as well as a net benefit in the prior year period of approximately $30 million, primarily resulting from the reversal of a compensation reserve established in respect of legacy litigation with former management. See Note 11 to the unaudited Consolidated Financial Statements for additional information related to our asbestos and legacy legal matters.
Key items included in corporate expense for the quarters and the nine months ended June 28, 2013 and June 29, 2012, respectively, are as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Losses on divestitures, net	$3	$9	$5	$8
Asbestos related charges	12	108	10	108
Separation costs	10	7	16	10
Restructuring, repositioning and asset impairment charges, net	3	4	8	7
Legacy legal charges	27	—	27	20
Former management compensation reversal	—	—	—	(50)
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
As of June 28, 2013 and September 28, 2012, our cash and cash equivalents, total debt and Tyco shareholders' equity are as follows:

	As of
($ in millions)	June 28, 2013	September 28, 2012
Cash and cash equivalents(1)	$455	$844
Total debt	$1,481	$1,491
Total Tyco Shareholders' equity	$4,707	$4,994
Total debt as a % of total capital	23.9%	23.0%
_______________________________________________________________________________

(1)
The Company expects to pay (i) $100 million, within the next 12 months, to settle intercompany liabilities due to Yarway and (ii) $163 million to settle certain pre-2012 Separation related tax liabilities. The timing and amounts of these payments are subject to a number of uncertainties and could change. See Notes 6 and 11 to the unaudited Consolidated Financial Statements.

Sources and uses of cash
Our cash flows from operating, investing and financing from continuing operations for the nine months ended June 28, 2013 and June 29, 2012 are summarized below:

	For the Nine Months Ended
($ in millions)	June 28, 2013	June 29, 2012
Net cash provided by operating activities	$472	$476
Net cash used in investing activities	$(445)	$(466)
Net cash used in financing activities	$(400)	$(307)
Cash flow from operating activities
Cash flow from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for items such as restructuring activities, pension funding, income taxes and other items impact reported cash flow.
The net change in working capital decreased operating cash flow by $374 million in the nine months ended June 28, 2013. The significant changes in working capital included a $220 million decrease in accrued and other liabilities, a $74 million increase in inventories, a $56 million decrease in accounts payable, a $44 million increase in accounts receivable, net partially offset by a $69 million decrease in prepaid expenses and other current assets.
The net change in working capital decreased operating cash flow by $273 million in the nine months ended June 29, 2012. The significant changes in working capital included a $137 million increase in prepaid expenses and other current assets, a $74 million increase in inventories, a $66 million increase in accounts receivable, net, a $54 million increase in contracts in progress and a $49 million decrease in accrued and other liabilities.
During the nine months ended June 28, 2013 and June 29, 2012, we paid approximately $61 million and $65 million, respectively, in cash related to restructuring activities. See Note 4 to our unaudited Consolidated Financial Statements for further information regarding our restructuring activities.
In connection with the 2012 Separation, we paid $151 million and $1 million in separation costs during the nine months ended June 28, 2013 and June 29, 2012, respectively.
During the nine months ended June 28, 2013, we received asbestos recoveries net of payments of $24 million.
During the nine months ended June 28, 2013 and June 29, 2012, we made environmental remediation payments of $24 million and $3 million, respectively.
During the nine months ended June 28, 2013 and June 29, 2012, we made required contributions of $5 million and $14 million, respectively, to our U.S. pension plans and $36 million and $40 million, respectively, to our non-U.S. pension plans. We anticipate that we will contribute at least the minimum required to our pension plans in 2013 of $11 million for our U.S. plans and $50 million for our non-U.S. plans.
Income taxes paid, net of refunds, related to continuing operations were $124 million and $114 million during the nine months ended June 28, 2013 and June 29, 2012, respectively.
Net interest paid related to continuing operations were $48 million and $129 million for the nine months ended June 28, 2013 and June 29, 2012, respectively. The decrease in cash paid for interest primarily related to savings realized from the redemption of $2.6 billion of debt securities in connection with the 2012 Separation.
Cash flow from investing activities
Cash flows related to investing activities consist primarily of cash used for capital expenditures, acquisitions, proceeds derived from divestitures of businesses, assets and the purchase and sales and maturities of investments.
We made capital expenditures of $284 million and $296 million for the nine months ended June 28, 2013 and June 29, 2012, respectively. The level of capital expenditures in fiscal 2013 is expected to decline from the spending levels in fiscal 2012 but is expected to exceed depreciation expense.
During the nine months ended June 28, 2013, we paid cash for acquisitions included in continuing operations totaling $75 million, net of $3 million cash acquired, which related to acquisitions included in our NA Installation & Services and ROW Installation & Services segments. During the nine months ended June 29, 2012, we paid cash for acquisitions included in continuing operations totaling $217 million, net of $16 million cash acquired, which includes the acquisition of Visonic within our Global Products segment, as well as other acquisitions included in our Global Products and ROW Installation & Services segments.

We maintain a captive insurance company to manage certain of our insurable liabilities. The captive insurance company holds certain investments in an escrow account for the purpose of providing collateral for our insurable liabilities. During the nine months ended June 28, 2013, our captive insurance company made net purchases of approximately $79 million.
Cash flow from financing activities
Cash flows from financing activities relate primarily to proceeds received from incurring debt and issuing stock, and cash used to repay debt, repurchase stock and make dividend payments to shareholders.
As of June 28, 2013 and September 28, 2012, TIFSA had no commercial paper outstanding. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $1 billion as of June 28, 2013.
Pursuant to our share repurchase program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved trading plan in accordance with applicable regulations. In January 2013, the Company's Board of Directors approved an additional $600 million in share repurchase authority. During the nine months ended June 28, 2013, we repurchased approximately 10 million common shares for approximately $300 million under our 2011 and 2013 share repurchase programs, which completed the 2011 program. As of June 28, 2013, approximately $500 million remained authorized under our 2013 share repurchase program. During the nine months ended June 29, 2012, we repurchased approximately 11 million common shares for approximately $500 million under our 2011 share repurchase program.
On September 17, 2012, our shareholders approved a cash dividend of $0.30 per common share payable to shareholders in two quarterly installments of $0.15 per share to be paid November 15, 2012 and February 20, 2013. On March 6, 2013, our shareholders approved a cash dividend of $0.64 per common share payable to shareholders in four quarterly installments of $0.16 in May 2013, August 2013, November 2013 and February 2014. During the nine months ended June 28, 2013 and June 29, 2012, we paid cash dividends of approximately $214 million and $346 million, respectively.
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
Backlog
We had a backlog of unfilled orders of $5,323 million and $5,142 million as of June 28, 2013 and September 28, 2012, respectively. Backlog by segment was as follows ($ in millions):

	June 28, 2013	September 28, 2012
NA Installation & Services	$2,475	$2,507
ROW Installation & Services	2,620	2,476
Global Products	228	159
	$5,323	$5,142
The Company's backlog includes recurring revenue-in-force and long-term deferred revenue for upfront fees. Revenue-in-force represents 12 months' revenue associated with monitoring and maintenance services under contract in the security and fire business. The Company's backlog of $5,323 million and $5,142 million as of June 28, 2013 and September 28, 2012, respectively, consists primarily of $2,789 million and $2,723 million of recurring revenue in force and $369 million and $395 million of deferred revenue as of June 28, 2013 and September 28, 2012, respectively. NA Installation & Service's backlog of $2,475 million and $2,507 million, as of June 28, 2013 and September 28, 2012, respectively, consists primarily of $1,238 million and $1,227 million of recurring revenue in force and $302 million and $325 million of deferred revenue as of June 28, 2013 and September 28, 2012, respectively. ROW Installation & Service's backlog of $2,620 million and $2,476 million, as of June 28, 2013 and September 28, 2012, respectively, consists primarily of $1,551 million and $1,496 million of recurring revenue in force and $66 million and $70 million of deferred revenue as of both June 28, 2013 and September 28, 2012.

Backlog increased $181 million, or 3.5%, to $5,323 million as of June 28, 2013 compared to September 28, 2012. The net increase in backlog was primarily related to increases in our ROW Installation & Services as a result of growth in installation backlog, primarily in Europe and Asia, as well as growth in revenue-in-force, and to increases in our Global Products segment across all three product platforms. Changes in foreign currency unfavorably impacted backlog by $162 million, or 3.2%.
Guarantees
Certain of our business segments have guaranteed the performance of third-parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from the current fiscal year through the completion of such transactions. The guarantees would typically be triggered in the event of nonperformance and we believe that performance under the guarantees, if required, would not have a material effect on our financial position, results of operations or cash flows.
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

Third Quarter of Fiscal 2013

	Net Revenue for the Quarter Ended June 29, 2012	Base Year Adjustments (Divestitures)	Adjusted Fiscal 2012 Base Revenue	Foreign Currency	Acquisitions	Other(2)	Organic Revenue(1)	Organic Growth Percentage	Net Revenue for the Quarter Ended June 28, 2013
	($ in millions)
NA Installation & Services	$1,005	$(11)	$994	$(2)	$1	$—	$(27)	(2.7)%	$966
ROW Installation & Services	1,087	—	1,087	(13)	20	—	18	1.7%	1,112
Global Products	563	1	564	(1)	—	11	26	4.6%	600
Total Net Revenue	$2,655	$(10)	$2,645	$(16)	$21	$11	$17	0.6%	$2,678
_______________________________________________________________________________

(1)	Organic revenue growth percentage based on adjusted 2012 base revenue.

(2)	Amount represents contractual revenue from ADT under the 2012 Separation and Distribution Agreement which is excluded from the organic revenue calculation.
Nine Months Ended June 28, 2013

	Net Revenue for the Nine Months Ended June 29, 2012	Base Year Adjustments (Divestitures)	Adjusted Fiscal 2012 Base Revenue	Foreign Currency	Acquisitions	Other(2)	Organic Revenue(1)	Organic Growth Percentage	Net Revenue for the Nine Months Ended June 28, 2013
	($ in millions)
NA Installation & Services	$2,920	$(11)	$2,909	$2	$5	$—	$(21)	(0.7)%	$2,895
ROW Installation & Services	3,213	(10)	3,203	(20)	66	—	30	0.9%	3,279
Global Products	1,542	1	1,543	1	54	28	86	5.6%	1,712
Total Net Revenue	$7,675	$(20)	$7,655	$(17)	$125	$28	$95	1.2%	$7,886
_______________________________________________________________________________

(1)	Organic revenue growth percentage based on adjusted 2012 base revenue.

(2)	Amount represents contractual revenue from ADT under the 2012 Separation and Distribution Agreement which is excluded from the organic revenue calculation.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from our exposure discussed in the 2012 Form 10-K. In order to manage the volatility relating to our more significant market risks, we may enter into forward foreign currency exchange contracts, interest rate swaps and commodity swaps. As of and during the nine months ended June 28, 2013, the Company did not hold or enter into any commodity swaps or interest rate swaps.
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
Item 4.    Controls and Procedures
The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined under Rule 13a-15 of the Securities and Exchange Act (the Exchange Act)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2013, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the quarter ended June 28, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Legacy Matters Related to Former Management
Tyco is a party to several lawsuits involving disputes with former management, including its former chief executive officer, Mr. L. Dennis Kozlowski, and its former chief financial officer, Mr. Mark Swartz. The Company has filed civil complaints against Mr. Kozlowski and Mr. Swartz for breach of fiduciary duty and other wrongful conduct relating to alleged abuses of the Company's Key Employee Loan Program and relocation program, unauthorized bonuses, unauthorized payments, self dealing transactions and other improper conduct. In connection with Tyco's affirmative actions against Mr. Kozlowski and Mr. Swartz, Mr. Kozlowski, through counterclaims, and Mr. Swartz, through a separate lawsuit, sought an aggregate of approximately $140 million allegedly due in connection with their compensation and retention arrangements and under the Employee Retirement Income Security Act ("ERISA"). A former director, Mr. Frank Walsh Jr. sought indemnification for legal and other expenses incurred by him in connection with the Company's affirmative action against him for breaches of fiduciary duties.
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
With respect to Mr. Swartz, on March 3, 2011, the U.S. District Court for the Southern District of New York granted Tyco's motion for summary judgment as to liability for its affirmative actions and further ruled that issues related to damages would need to be resolved at trial. During the second quarter of fiscal 2012, the Company reversed a $50 million liability related to Mr. Swartz's pay and benefits due to the expiration of the statute of limitations, which was recorded in selling, general and administrative expenses in the Consolidated Statement of Operations. On May 15, 2012, Mr. Swartz filed a lawsuit against Tyco in New York state court claiming entitlement to monies under ERISA. The Company removed the case to the U.S. District Court for the Southern District of New York and filed a motion to dismiss Mr. Swartz's claims for multiple reasons, including that the statute of limitations had expired, at the latest, during the second quarter of fiscal 2012. A trial to determine the Company's damages from Mr. Swartz's breaches of fiduciary duty concluded on October 17, 2012. At the conclusion of the trial, the Court ruled that the Company was entitled to recover all monies earned by Mr. Swartz in connection with his employment by Tyco between September 1, 1995 and June 1, 2002. The Company filed a motion requesting the entry of monetary sum certain judgment in conformity with the Court's ruling regarding the time period of disgorgement. The motion also requested interest related to the monies Mr. Swartz was found to have unlawfully taken from the Company. In March 2013, the Court entered an order awarding the Company's request for interest. In connection with Mr. Swartz's affirmative claims against the Company, the Court dismissed all of Mr. Swartz's claims except one claim in which Mr. Swartz contends he is entitled to reimbursement from the Company for taxes he paid in connection with his 2002 Separation Agreement. In July 2013, the parties reached an agreement in principle to resolve the matter, with Mr. Swartz agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements alleged to have existed between him and the Company. Although the parties have reached an agreement in principle, a final settlement agreement has not yet been executed.
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

Environmental Matters
Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 28, 2013, Tyco concluded that it was probable that it would incur remaining remediation and monitoring costs in the range of approximately $89 million to $176 million. As of June 28, 2013, Tyco concluded that the best estimate within this range is approximately $122 million, of which $69 million is included in Accrued and other current liabilities and $53 million is included in Other liabilities in the Company's Consolidated Balance Sheet.
The majority of the liabilities described above relate to ongoing remediation efforts at a facility in the Company's Global Products segment located in Marinette, Wisconsin, which the Company acquired in 1990 in connection with its acquisition of, among other things, the Ansul product line. Prior to Tyco's acquisition, Ansul manufactured arsenic-based agricultural herbicides at the Marinette facility, which resulted in significant arsenic contamination of soil and groundwater on the Marinette site and in parts of the adjoining Menominee River. Ansul has been engaged in ongoing remediation efforts at the Marinette site since 1990, and in February 2009 entered into an Administrative Consent Order (the "Consent Order") with the U.S. Environmental Protection Agency to address the presence of arsenic at the Marinette site. Under this agreement, Ansul's principal obligations are to contain the arsenic contamination on the site, pump and treat on-site groundwater, dredge, treat and properly dispose of contaminated sediments in the adjoining river areas, and monitor contamination levels on an ongoing basis. Activities completed under the Consent Order since 2009 include the installation of a subsurface barrier wall around the facility to contain contaminated groundwater, the installation of a groundwater extraction and treatment system and the dredging and offsite disposal of treated river sediment. As a result of treatability studies concluded during the second quarter of fiscal 2013, the Company became aware that additional river sediment beyond what was originally planned would require treatment by November 1, 2013, the deadline imposed under the Consent Order for river sediment remediation. This has caused the Company to increase its agreed upon remedial activities through the fall of 2013 in order to achieve compliance with the Consent Order. As a result of the increased level of remediation required, the Company recorded a charge of approximately $94 million during the second quarter of fiscal 2013 which it recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. As of June 28, 2013, the Company concluded that it was probable that its remaining remediation and monitoring costs related to the Marinette facility were in the range of approximately $80 million to $155 million. The Company's best estimate within that range is approximately $111 million, of which $67 million is included in Accrued and other current liabilities and $44 million is included in Other liabilities in the Company's Consolidated Balance Sheet. During the quarter and nine months ended June 28, 2013, the Company recorded nil and $100 million, respectively, in Selling, general and administrative expenses in the Consolidated Statement of Operations. The Company recorded $13 million during both the quarter and nine months ended June 29, 2012 within Selling, general and administrative expenses in the Consolidated Statement of Operations. Since fiscal 2009, the year in which the Company received the Consent Order, the Company has incurred environmental remediation costs net of insurance recoveries of $132 million, of which $16 million were incurred during fiscal 2012. Although the Company has recorded its best estimate of the costs that it will incur to remediate and monitor the arsenic contamination at the Marinette facility, it is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows.
Asbestos Matters
The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos containing components manufactured by third parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's historical strategy has been to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. In addition, the Company continues to assess its strategy for resolving asbestos claims. Due to the number of claims and limited amount of assets held by Yarway Corporation ("Yarway"), one of the Company's indirect subsidiaries, on April 22, 2013 Yarway filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. As a result of this filing, all asbestos claims against Yarway have been stayed pending confirmation of a plan of reorganization by the Bankruptcy Court. Yarway's goal is to negotiate, obtain approval of, and consummate a plan of reorganization that establishes an appropriately funded trust to provide for the fair and equitable payment of legitimate current and future Yarway asbestos claims, accompanied by appropriate injunctive relief permanently protecting Yarway and certain other protected parties from any further asbestos claims arising from products manufactured, sold, and/or distributed by Yarway. Upon confirmation of such plan of reorganization, the Company expects to deconsolidate Yarway. As a result of filing the voluntary petition during the quarter, the Company recorded an expected loss upon deconsolidation of $10 million related to the Yarway bankruptcy petition. Although the terms of Yarway's plan of reorganization are unknown at this time, the Company does not expect them to have a material adverse effect on the Company's results of operations, financial condition or liquidity.
As of June 28, 2013, the Company has determined that there were approximately 5,400 claims pending against it, its subsidiaries or entities for which the Company has assumed responsibility in connection with acquisitions and divestitures. This amount reflects the Company's current estimate of the number of viable claims made against such entities and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants, are duplicative of other actions or for which the Company is indemnified.
The Company's estimate of its liability and corresponding insurance recovery for pending and future claims and defense costs is based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made in the future during a defined period of time (the look-forward period). On a quarterly basis, Tyco assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, Tyco considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and the Company's defense strategy. Tyco also evaluates the recoverability of its insurance receivable on a quarterly basis. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance receivable is warranted.
During the third quarter of fiscal 2012, the Company determined that a look-back period of three years was more appropriate than a five year period because the Company had experienced a higher and more consistent level of claims activity and settlement costs in the past three years. As a result, the Company believes a three year look-back period is more representative of future claim and settlement activity than the five year period it previously used. The Company also revised its look-forward period from seven years to fifteen years. The Company's decision to revise its look- forward period was primarily based on improvements in the consistency of observable data and the Company's more extensive experience with asbestos claims since the look-forward period was originally established in 2005. The revisions to the Company's look-forward and look-back periods do not apply to claims made against Yarway. Excluding these claims, the Company believes it can make a more reliable estimate of pending and future claims beyond seven years. The Company believes valuation of pending claims and future claims to be filed over the next fifteen years produces a reasonable estimate of its asbestos liability, which it records in the unaudited consolidated financial statements on an undiscounted basis. The effect of the change in our look-back and look-forward periods reduced income from continuing operations before income taxes and net income by approximately $90 million and $55 million, respectively. In addition, the effect of the change increased the Company's basic and diluted loss from continuing operations by $0.12 per share and decreased the Company's basic and diluted net income by $0.12 per share.
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
As of June 28, 2013, the Company's estimated net liability of $176 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $328 million, and separately as an asset for insurance recoveries of $152 million. The Company believes that its asbestos related liabilities and insurance related assets as of June 28, 2013 are appropriate. Similarly, as of September 28, 2012, the Company's estimated net liability of $155 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $401 million, and separately as an asset for insurance recoveries of $246 million.

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
Income Tax Matters
Tyco and its subsidiaries' income tax returns are examined periodically by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments, in particular with respect to years preceding the 2007 Separation. The issues and proposed adjustments related to such years are generally subject to the sharing provisions of a tax sharing agreement entered in 2007 with Covidien and TE Connectivity (the "2007 Tax Sharing Agreement") under which Tyco, Covidien and TE Connectivity share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and TE Connectivity's U.S. and certain non-U.S. income tax returns. The costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties. Tyco has previously disclosed that in connection with U.S. federal tax audits, the IRS has raised a number of issues and proposed tax adjustments for periods beginning with the 1997 tax year. Although Tyco has been able to resolve substantially all of the issues and adjustments proposed by the IRS for tax years through 2007, it has not been able to resolve matters related to the treatment of certain intercompany debt transactions during the period. As a result, on June 20, 2013, Tyco received Notices of Deficiency from the IRS asserting that several of Tyco's former U.S. subsidiaries owe additional taxes of $883.3 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries as they existed at that time. In addition, Tyco received Final Partnership Administrative Adjustments for certain U.S. partnerships owned by former U.S. subsidiaries with respect to which an additional tax deficiency of approximately $30 million is expected to be asserted. These amounts exclude interest and do not reflect the impact on subsequent periods if the IRS position described below is ultimately proved correct.
The IRS asserted in the Notices of Deficiency that substantially all of Tyco's intercompany debt originated during the 1997 - 2000 period should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest and related deductions recognized on U.S. income tax returns totaling approximately $2.9 billion. Tyco strongly disagrees with the IRS position and has filed petitions with the U.S. Tax Court contesting the IRS proposed adjustments. Tyco believes that it has meritorious defenses for its tax filings, that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and existing Treasury regulations, and that the previously reported taxes for the years in question are appropriate.
No payments with respect to these matters would be required until the dispute is definitively resolved, which, based on the experience of other companies, could take several years. Tyco believes that its income tax reserves and the liabilities recorded in the Consolidated Balance Sheet for the tax sharing agreements continue to be appropriate. However, the ultimate resolution of these matters, and the impact of that resolution, are uncertain and could have a material impact on Tyco's financial condition, results of operations and cash flows. In particular, if the IRS is successful in asserting its claim, it would have an adverse impact on interest deductions related to the same intercompany debt in subsequent time periods, totaling approximately $6.6 billion, which is expected to be disallowed by the IRS.
See Note 6 for additional information related to income tax matters

Compliance Matters
As previously reported in the Company's periodic filings, in the fourth fiscal quarter of 2012, the Company settled with the Department of Justice ("DOJ") and the SEC charges related to alleged improper payments made by the Company's subsidiaries and agents in recent years, and agreed to pay approximately $26 million in fines, disgorgement and prejudgment interest to the DOJ and SEC, which the Company had previously reserved in the fourth quarter of fiscal 2011. The Company paid the DOJ approximately $13 million in the first quarter of fiscal 2013 and paid approximately $13 million to the SEC in the third quarter of fiscal 2013.
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
Other Matters
During the third quarter of fiscal 2013, an adverse judgment was entered by the United States District Court for the District of Colorado regarding an insurance claim made on behalf of Sonitrol Corporation, a former subsidiary of the Company, for insurance coverage for damages arising from a burglary and fire occurring at a warehouse monitored by Sonitrol in December 2002. The judgment reversed the District Court's prior finding that Sonitrol's actions were not the type of conduct that was uninsurable based on public policy grounds. As a result, the Company reversed an insurance receivable of $26.5 million within Selling, general and administrative expenses in the Consolidated Statement of Operations during the quarter ended June 28, 2013. The Company is appealing the District Court's ruling to the United States Circuit Court for the Tenth Circuit and will retry the underlying damages action against Sonitrol in Colorado state court.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
3/30/2013 - 4/26/2013	578,967	$31.58	—
4/27/2013 - 5/31/2013	3,090,390	32.48	3,079,118
6/1/2013 - 6/28/2013	187	31.90	—	$ 499,945,806
The transactions described in the table above represent the repurchase of common shares on the New York Stock Exchange as part of the $600 million share repurchase program approved by the Board of Directors in January 2013 ("2013 Share Repurchase Program"). In addition, the Company also acquired shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. Approximately 590,500 shares were acquired in these vesting-related transactions outside of the share repurchase program during the quarter ended June 28, 2013. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. As of June 28, 2013, approximately $500 million remained outstanding under the 2013 Share Repurchase Program.
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

	For the Year Ended September 28, 2012			For the Year Ended September 30, 2011			For the Year Ended September 24, 2010			For the Quarter Ended December 30, 2011
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Cost of product sales	$3,298	$679	$3,977	$3,542	$651	$4,193	$4,392	$515	$4,907	$769	$166	$935
Cost of services	3,328	(679)	2,649	3,348	(651)	2,697	3,012	(515)	2,497	810	(166)	644
Item 6.   Exhibits

Exhibit Number	Exhibit
3.1	Articles of Association of Tyco International Ltd. (incorporated by reference to Exhibit 3.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on May 17, 2013).
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
101
Financial statements from the quarterly report on Form 10-Q of Tyco International Ltd. for the quarter ended June 28, 2013 formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:	/s/ Arun Nayar
Arun Nayar Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 26, 2013