Form 10-K
period 2013-09-27
TYCO INTERNATIONAL LTD
filed 2013-11-14
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Commission File Number) 001-13836
________________________________________________________________________________________________________________________________
TYCO INTERNATIONAL LTD.
(Exact name of Registrant as specified in its charter)

Switzerland (Jurisdiction of Incorporation)	98-0390500 (I.R.S. Employer Identification Number)

Victor von Bruns-Strasse 21
CH-8212 Neuhausen am Rheinfall, Switzerland
(Address of registrant's principal executive office)
41-52-633-02-44
(Registrant's telephone number)
Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, Par Value CHF 0.50	New York Stock Exchange
Securities registered pursuant to Section 12 (g) of the Act:  None
________________________________________________________________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of voting common shares held by non-affiliates of the registrant as of March 29, 2013 was approximately $14,591,005,536.
The number of common shares outstanding as of November 5, 2013 was 465,302,750.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's 2014 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.
See page 60 to 62 for the exhibit index.

PART I

Item 1.    Business

General
Tyco International Ltd. (hereinafter referred to as "we," the "Company" or "Tyco") is a leading global provider of security products and services, fire detection and suppression products and services and life safety products. Our broad portfolio of products and services, sold under well-known brands such as Tyco, SimplexGrinnell, Sensormatic, Wormald, Ansul, Simplex, Grinnell, Scott and ADT (in jurisdictions outside of North America) serve security, fire detection and suppression and life safety needs across commercial, industrial, retail, institutional and governmental markets, as well as non-U.S. residential and small business markets. We hold market-leading positions in large, fragmented industries and we believe that we are well positioned to leverage our global footprint, deep industry experience, strong customer relationships and innovative technologies to expand our business in both developed and emerging markets. We operate and report financial and operating information in the following three operating segments:

•
North America Installation & Services ("NA Installation & Services") designs, sells, installs, services and monitors electronic security systems and fire detection and suppression systems for commercial, industrial, retail, institutional and governmental customers in North America.

•
Rest of World ("ROW") Installation & Services ("ROW Installation & Services") designs, sells, installs, services and monitors electronic security systems and fire detection and suppression systems for commercial, industrial, retail, residential, small business, institutional and governmental customers in the ROW regions.

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

We also provide general corporate services to our segments and these costs are reported as Corporate and Other.
Net revenue by segment for 2013 is as follows ($ in millions):

	Net Revenue	Percent of Total Net Revenue	Key Brands
NA Installation & Services	$3,891	37%	Tyco Fire & Security, Tyco Integrated Security, SimplexGrinnell, Sensormatic
ROW Installation & Services	4,417	41%	Tyco Fire & Security, Wormald, Sensormatic, ADT
Global Products	2,339	22%	Tyco, Simplex, Grinnell, Ansul, DSC, Scott, American Dynamics, Software House, Visonic, Chemguard, Exacq
	$10,647	100%
Unless otherwise indicated, references in this Annual Report to 2013, 2012 and 2011 are to Tyco's fiscal years ended September 27, 2013, September 28, 2012 and September 30, 2011, respectively. The Company has a 52 or 53-week fiscal year that ends on the last Friday in September. Fiscal 2013 and 2012 were 52-week years. Fiscal 2011 was a 53-week year.
For a detailed discussion of revenue, operating income and total assets by segment for fiscal years 2013, 2012 and 2011 see Item 7. Management's Discussion and Analysis and Note 17 to the Consolidated Financial Statements.
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
Tyco's registered and principal office is located at Victor von Bruns-Strasse 21, CH-8212 Neuhausen am Rheinfall, Switzerland. Its management office in the United States is located at 9 Roszel Road, Princeton, New Jersey 08540.
Segments
Each of our three segments serves a highly diverse customer base and none is dependent upon a single customer or group of customers. For fiscal year 2013, no customer accounted for more than 10% of our revenues, and approximately 50% of our revenues were derived from customers outside of North America.
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
Security Services
Our Installation & Services segments design, sell, install and service security systems to detect intrusion, control access and react to movement, fire, smoke, flooding, environmental conditions, industrial processes and other hazards. These electronic security systems include detection devices that are usually connected to a monitoring center that receives and records alarm signals where security monitoring specialists verify alarm conditions and initiate a range of response scenarios. For most systems, control panels identify the nature of the alarm and the areas where a sensor was triggered. Our other security solutions include access control systems for sensitive areas such as government facilities and banks; video surveillance systems designed to deter theft and fraud and help protect employees and customers; and asset protection and security management systems designed to monitor and protect physical assets as well as proprietary electronic data. Our offerings also include anti-theft systems utilizing acousto-magnetic and radio frequency identification tags and labels in the retail industry as well as store performance solutions to enhance retailer performance. Many of the world's leading retailers use our Sensormatic anti-theft systems to help protect against shoplifting and employee theft. Many of the products that we install for our Installation &

Services security customers are designed and manufactured by our Global Products segment. Additionally, our deep experience in designing, integrating, deploying and maintaining large-scale security systems—including, for example, centrally managed security systems that span large commercial and institutional campuses—allows us to install and/or service products manufactured by third parties.
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
In addition, our ROW Installation & Services segment is a leading provider of monitored residential and small business security systems. In addition to traditional burglar alarm and fire detection systems, installation and monitoring services, ROW Installation & Services provides patrol and response services in select geographies, including South Africa and South Korea. Our ROW Installation & Services segment continues to expand its offering of value-added residential services worldwide, such as an interactive services platform. The interactive services platform allows for remote management of the home security system, as well as lifestyle applications, which currently include remote video, lighting control, and energy management.
Our customers are often prompted to purchase security systems by their insurance carriers, which may offer lower insurance premium rates if a security system is installed or require that a system be installed as a condition of coverage.
Fire Protection Services
Our Installation & Services segments design, sell, install and service fire detection and fire suppression systems in both new and existing facilities. Commercial construction as well as legislation mandating the installation and service of fire detection and suppression systems are significant drivers of demand for our products. Our Installation & Services segments offer a wide range of fire detection and suppression systems, including those designed and manufactured by our Global Products segment and those designed by third parties. These detection systems include fire alarm control panels, advanced fire alarm monitoring systems, smoke and flame detection systems, heat and carbon monoxide detectors and voice evacuation systems. Our Installation & Services segments also offer a wide range of standard water-based sprinkler and chemical suppression systems and custom designed special hazard suppression systems, which incorporate specialized extinguishing agents such as foams, dry chemicals and gases in addition to spill control products designed to absorb, neutralize and solidify spills of hazardous materials. These systems are often especially suited to fire suppression in industrial and commercial applications, including oil and gas, power generation, mining, petrochemical, manufacturing, transportation, data processing, telecommunications, commercial food preparation and marine applications. Our Installation & Services segments continue to focus on system maintenance and inspection, which have become increasingly important parts of our business.
Customers
Our Installation & Services customers range from Fortune 500 companies with diverse worldwide operations who look to us to provide integrated, global solutions for their fire and security needs, to single location commercial customers and individual homeowners. Our Installation & Services customer relationships generally are in the market for new construction or retrofit projects, which represented 44% of Installation & Services fiscal 2013 net revenue, and the market for aftermarket products and services, which accounted for the remaining 56% of Installation & Services fiscal 2013 net revenue. New construction projects are inherently long-lead in nature and we strive to become involved in the planning process for these projects as early as possible. We believe that by actively participating in the preliminary design stages of a new construction project and by offering our design services that combine our global expertise and knowledge of local codes and standards, we can increase our value to customers relative to many smaller local and regional competitors. With respect to fire detection and suppression installations, we prefer to become involved at the time an architectural or engineering design firm is selected. With respect to security system design and installation, we generally become involved in the later stages of a construction project or as tenants take occupancy.
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
Fire Protection Products' systems often are purchased by facility owners through construction engineers and electrical contractors, as well as mechanical or general contractors. In recent years, retrofitting of existing buildings has increased as a result of legislation mandating the installation of fire detection and fire suppression systems, especially in hotels, restaurants, healthcare facilities and educational establishments. The 2009 edition of the International Residential Code, developed by the International Code Council, a non-profit association that develops model codes that are the predominant building and fire safety regulations followed by state and local jurisdictions in the United States, adopted a proposal advanced by firefighters and other life-safety advocates that requires sprinkler systems in new one and two-family homes and townhouses as of January 2011. This national code is not binding on state and local jurisdictions and must be adopted locally before it becomes mandatory for new homes being built in these areas. The timing and extent of adoption, if at all, will vary by jurisdiction. However, we believe that this development may offer opportunities to expand our residential fire suppression business in the United States.
Security Products
Security Products designs and manufactures a wide array of electronic security products, including integrated video surveillance and access control systems to enable businesses to manage their security and enhance business performance. Our global access control solutions include integrated security management systems for enterprise applications, access control solutions applications, alarm management panels, door controllers, readers, keypads and cards. Our global video system solutions include digital video management systems, matrix switchers and controllers, digital multiplexers, programmable cameras, monitors and liquid crystal interactive displays. Our security products for homes and businesses range from basic burglar alarms to comprehensive interactive security systems including alarm control panels, keypads, sensors and central station receiving equipment used in security monitoring centers. Our offerings also include anti-theft systems utilizing acousto magnetic and radio frequency identification tags and labels in the retail industry. Our security products are marketed under various leading trade names, including Software House, DSC, American Dynamics, Sensormatic, Visonic and Exacq. Many of the world's leading retailers use our Sensormatic anti-theft systems to help protect against shoplifting and employee theft. Security Products manufactures many of the security products that our Installation & Services business installs and services.
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
We own a portfolio of patents that principally relates to: electronic security products and systems for intrusion detection, access control, electronic identification tags & video surveillance; fire protection products and systems, including fire detection and fire suppression with chemical, gas, foam and water agents; personal protective products and systems for fire and other hazards. We also own a portfolio of trademarks and are a licensee of various patents and trademarks. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are dependent upon national laws and use of the marks.
While we consider our patents to be valuable assets that help prevent or delay the commoditization of our products and thus extend their life cycles, we do not believe that our overall operations are dependent upon any single patent or group of related patents. We share the ADT® trademark with ADT and operate under a brand governance agreement between the two companies.
Research and Development
We are engaged in research and development in an effort to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of our existing products and to expand the applications for which the uses of our products are appropriate. For example, in order to position ourselves to participate in and lead the development of residential interactive platforms, enterprise-wide integrated access control platforms and transition IP video platforms, we have made significant investments in our security products portfolio. In addition, we continually evaluate developing technologies in areas that we believe will enhance our business for possible investment. Our research and development expense was $174 million in 2013, $145 million in 2012 and $129 million in 2011 related to new product development.
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
Governmental Regulation and Supervision
Our operations are subject to numerous federal, state and local laws and regulations, both within and outside the United States, in areas such as: consumer protection, government contracts, international trade, environmental protection, labor and employment, tax, licensing and others. For example, most U.S. states and non-U.S. jurisdictions in which we operate have licensing laws directed specifically toward the alarm and fire suppression industries. Our security businesses currently rely extensively upon the use of wireline and wireless telephone service to communicate signals. Wireline and wireless telephone companies in the United States are regulated by the federal and state governments. In addition, government regulation of fire safety codes can impact our fire businesses. These and other laws and regulations impact the manner in which we conduct our business, and changes in legislation or government policies can affect our worldwide operations, both favorably and unfavorably. For a more detailed description of the various laws and regulations that affect our business, see Item 1A. Risk Factors—Risks Related to Legal, Regulatory and Compliance Matters and Item 3. Legal Proceedings.
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
Given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods, the ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict. Based upon our experience, current information regarding known contingencies and applicable laws, we concluded that it is probable that we would incur remedial costs in the range of approximately $74 million to $162 million as of September 27, 2013. As of September 27, 2013, we concluded that the best estimate within this range is approximately $105 million, of which $82 million is included in Accrued and other current liabilities and Accounts payable and $23 million is included in Other liabilities in the Company's Consolidated Balance Sheet. The majority of these liabilities relate to the ongoing remediation efforts at a facility in our Global Products segment located in Marinette, Wisconsin. In view of our financial position and reserves for environmental matters, we believe that any potential payment of such estimated amounts will not have a material adverse effect on our financial position, results of operations or cash flows. For a more detailed description of these liabilities, see Item 3. Legal Proceedings and Note 13 to the Consolidated Financial Statements.
Employees
As of September 27, 2013, we employed approximately 70,000 people worldwide, of which approximately 20,000 were employed in the United States and approximately 50,000 were outside the United States. Approximately 7,000 employees are covered by collective bargaining agreements or works councils and we believe that our relations with the labor unions are generally good.
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
Much of the demand for installation of security products and fire detection and suppression solutions is driven by commercial and residential construction and industrial facility expansion and maintenance projects. Commercial and residential construction projects are heavily dependent on general economic conditions, localized demand for commercial and residential real estate and availability of credit. In recent years, many commercial and residential real estate markets have experienced significant fluctuations in supply and demand, and this volatility may continue indefinitely. In addition, most commercial and residential real estate developers rely heavily on project financing from banks and other institutional lenders in order to initiate and complete projects. Declines in real estate values in many parts of the world have led to significant reductions in the availability of project financing, even in markets where demand may otherwise be sufficient to support new construction. These factors have in turn hampered demand for new fire detection and suppression and security installations.
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
Many of our customers outside of the industrial and commercial sectors, including governmental and institutional customers, have experienced budgetary constraints as sources of revenue, including tax receipts, general obligation and construction bonds, endowments and donations, have been negatively impacted by adverse economic conditions. These budgetary constraints have in the past and may in the future reduce demand for our products and services among governmental and institutional customers.
Reduced demand for our products and services could result in the delay or cancellation of existing orders or lead to excess capacity, which unfavorably impacts our absorption of fixed costs. This reduced demand may also erode average selling prices in the industries we serve. Any of these results could materially and adversely affect our business, financial condition, results of operations and cash flows.

We face competition in each of our businesses, which results in pressure on our profit margins and limits our ability to maintain or increase the market share of our products and services. If we cannot successfully compete in an increasingly global market-place, our operating results may be adversely affected.
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
Our businesses operate in global markets that are characterized by evolving industry standards. Although many of our largest competitors are also global industrial companies, we compete with thousands of smaller regional and local companies that may be positioned to offer products and services at lower cost than ours, particularly in emerging markets, or to capitalize on highly localized relationships and knowledge that are difficult for us to replicate. We have found that in several emerging markets potential customers prefer local suppliers, in some cases because of existing relationships and in other cases because of local legal restrictions or incentives that favor local businesses.
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
If a customer or third party believes that he or she has suffered harm to person or property due to an actual or alleged act or omission of one of our employees or a security or fire system failure, he or she may pursue legal action against us, and the cost of defending the legal action and of any judgment could be substantial. In particular, because our products and services are intended to protect lives and real and personal property, we may have greater exposure to litigation risks than businesses that provide other products and services. We could face liability for failure to respond adequately to alarm activations or failure of our fire protection systems to operate as expected. The nature of the services we provide exposes us to the risks that we may be held liable for employee acts or omissions or system failures. In an attempt to reduce this risk, our installation, service and monitoring agreements and other contracts contain provisions limiting our liability in such circumstances, and we typically maintain product liability insurance to mitigate the risk that our products and services fail to operate as expected. However, in the event of litigation with respect to such matters, it is possible that contract limitations may be deemed not applicable or unenforceable, that our insurance coverage is not adequate, or that insurance carriers deny coverage of our claims. As a result, such employee acts or omissions or system failures could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We face risks relating to doing business internationally that could adversely affect our business.
Our business operates and serves consumers worldwide. There are certain risks inherent in doing business internationally, including:

•	economic volatility and the impact of economic conditions in various regions;

•	the difficulty of enforcing agreements, collecting receivables and protecting assets, especially our intellectual property rights, through non-U.S. legal systems;

•	possibility of unfavorable circumstances from host country laws, regulations or licensing requirements;

•	fluctuations in revenues, operating margins and other financial measures due to currency exchange rate fluctuations and restrictions on currency and earnings repatriation;

•	trade protection measures, import or export restrictions, licensing requirements and local fire and security codes and standards;

•	increased costs and risks of developing, staffing and simultaneously managing a number of foreign operations as a result of distance as well as language and cultural differences;

•	issues related to occupational safety and adherence to local labor laws and regulations;

•	potentially adverse tax developments;

•	longer payment cycles;

•	changes in the general political, social and economic conditions in the countries where we operate, particularly in emerging markets;

•	the threat of nationalization and expropriation;

•	the presence of corruption in certain countries; and

•	fluctuations in available municipal funding in those instances where a project is government financed.
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
We will continue to analyze and evaluate the acquisition of strategic businesses or product lines with the potential to strengthen our industry position or enhance our existing set of product and services offerings. These acquisitions are likely to include businesses in emerging markets, which are often riskier than acquisitions in developed markets. We cannot assure you that we will identify or successfully complete transactions with suitable acquisition candidates in the future. Nor can we assure you that completed acquisitions will be successful.
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
It may be difficult for us to complete transactions quickly and to integrate acquired operations efficiently into our current business operations. Moreover, we may be unable to obtain strategic or operational benefits that are expected from our acquisitions. Any acquisitions or investments may ultimately harm our business or financial condition, as such acquisitions may not be successful and may ultimately result in impairment charges.
A significant percentage of our future growth is anticipated to come from emerging markets, and if we are unable to expand our operations in emerging markets, our growth rate could be negatively affected.
One aspect of our growth strategy is to seek significant growth in emerging markets, including China, India, Latin America and the Middle East, through both organic investments and through acquisitions. Emerging markets generally involve greater financial and operational risks than more mature markets, where legal systems are more developed and familiar to us. In some cases, emerging markets have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions, are more susceptible to corruption, and are locations where it may be more difficult to impose corporate standards and procedures. Negative or uncertain political climates in developing and emerging markets could also adversely affect us.
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

Failure to maintain, upgrade and consolidate our information and technology networks could adversely affect us.
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
We employ approximately 70,000 people worldwide. Approximately 10% of these employees are covered by collective bargaining agreements or works council. Although we believe that our relations with the labor unions and works councils that represent our employees are generally good and we have experienced no material strikes or work stoppages recently, no assurances can be made that we will not experience in the future these and other types of conflicts with labor unions, works council, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor. Additionally, a work stoppage at one of our suppliers could materially and adversely affect our operations if an alternative source of supply were not readily available. Stoppages by employees of our customers could also result in reduced demand for our products.
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
Interruptions in production could increase our costs and reduce our sales. Any interruption in production capability could require us to make substantial capital expenditures or purchase alternative material at higher costs to fill customer orders, which could negatively affect our profitability and financial condition. We maintain property damage insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could adversely affect our business, financial condition, results of operations and cash flow.
We may be unable to execute our strategies following the spin-offs of ADT and Tyco Flow Control.
In connection with the spin-offs of our former North American residential and small business security business and flow control businesses in September 2012, we anticipated certain financial, operational, managerial and other benefits to Tyco, and in particular we commenced certain productivity and other strategic initiatives following the spin-offs intended to reduce complexity, restructure operations and leverage Tyco’s scale in certain areas such as sourcing. We may not be able to achieve the anticipated results of these actions on the scale that we expected, and the anticipated benefits of the spin-offs, and the productivity and other strategic initiatives may not be fully realized.
We and ADT have entered into non-compete and non-solicit restrictions that prohibit us from competing with ADT in the residential and small business security business in the United States and Canada, and prohibit ADT from competing with us in the commercial fire and security businesses, in each case until September 29, 2014.
The ADT Separation and Distribution Agreement entered into in connection with the spin-offs includes non-compete provisions pursuant to which (i) we are prohibited from competing with ADT in the residential and small business security business in the United States and Canada and (ii) ADT is prohibited from competing with Tyco in the commercial fire and security businesses, subject to certain small business related exceptions, in each case until September 29, 2014. In addition, the

ADT Separation and Distribution Agreement contains non-solicitation provisions preventing (i) us from soliciting ADT’s residential small business customers in the United States and Canada and (ii) ADT from soliciting our security customers, in each case until September 29, 2014. This effectively prevents us from expanding into ADT’s business, and ADT from expanding into our business, in these jurisdictions until September 29, 2014. When these restrictions expire, ADT could seek to compete with us for commercial security customers, especially smaller businesses. If ADT were successful in this regard, it could materially and adversely affect our business, financial condition, results and operations and cash flows.
In connection with the 2012 Separation, we re-branded our North American commercial security business to Tyco Integrated Security and we no longer own the right to use the ADT® brand name in the United States and Canada.
Prior to the spin-off of ADT in September 2012, we re-branded our North American commercial security business to Tyco Integrated Security. There is no assurance that we will be able to achieve name recognition or status under our new brand that is comparable to the recognition and status previously enjoyed. The failure of these initiatives could adversely affect our ability to attract and retain customers, resulting in reduced revenues. In addition, as a result of the spin-offs, we own the ADT® brand name in jurisdictions outside of the United States and Canada, and ADT owns the brand name in the United States and Canada. Although we have entered agreements with ADT designed to protect the value of the ADT® brand, we cannot assure you that actions taken by ADT will not negatively impact the value of the brand outside of the United States and Canada. These factors expose us to the risk that the ADT® brand name could suffer reputational damage or devaluation for reasons outside of our control, including ADT's business conduct in the United States and Canada. Any of these factors may materially and adversely affect our business, financial condition, results of operations and cash flows.
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
We face exposure to product liability claims in the event that any of our products results in personal injury or property damage. In addition, if any of our products prove to be defective, we may be required to recall or redesign such products, which could result in significant unexpected costs. Any insurance we maintain may not be available on terms acceptable to us, such coverage may not be adequate for liabilities actually incurred, and our insurance carriers may deny coverage for claims made by us. Any claim or product recall could result in adverse publicity against us, which could adversely affect our financial condition, results of operations or cash flows.
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
Our operations and employees are subject to various U.S. federal, state and local licensing laws, fire and security codes and standards and other laws and regulations. In certain jurisdictions, we are required to obtain licenses or permits to comply with standards governing employee selection and training and to meet certain standards in the conduct of our business. The loss of such licenses, or the imposition of conditions to the granting or retention of such licenses, could have a material adverse effect on us. Furthermore, our systems generally must meet fire and building codes in order to be installed, and it is possible that our current or future products will fail to meet such codes, which could require us to make costly modifications to our products or to forgo marketing in certain jurisdictions.

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
Furthermore, in September 2012 we agreed to the settlement of charges related to alleged FCPA violations with the DOJ and SEC. In connection with the settlement, we entered into a consent agreement with the SEC and a non-prosecution agreement with the DOJ, and a subsidiary of ours (which is no longer part of Tyco as a result of the 2012 Separation) pleaded guilty to one count of conspiracy to violate the FCPA. Pursuant to the non-prosecution agreement, we have acknowledged that a number of our subsidiaries made payments, both directly and indirectly, to government officials in order to obtain and retain business with private and state-owned entities, and falsely described the payments in the subsidiaries' books, records and accounts. The non-prosecution agreement also acknowledges Tyco's timely, voluntary and complete disclosure to the DOJ, and our cooperation with the DOJ's investigation-including a global internal investigation concerning bribery and related misconduct-and extensive remediation. Under the non-prosecution and other agreements, we have agreed to cooperate with and report periodically to the DOJ and other governmental authorities concerning our compliance efforts and related matters, and to continue to implement an enhanced compliance program and internal controls designed to prevent and detect FCPA violations. Notwithstanding our settlement of the DOJ and SEC investigations, we may be subject to allegations of FCPA violations in the future, and we may be subject to commercial impacts such as lost revenue from customers who decline to do business with us as a result of these compliance matters. If so, or if we are unable to comply with the provisions of the non-prosecution and other agreements, we may be subject to additional investigation or enforcement by the DOJ or SEC. In such a case, we could be subject to material fines, injunctions on future conduct, the imposition of a compliance monitor, or suffer other criminal or civil penalties or adverse impacts, including being subject to lawsuits brought by private litigants, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We and certain of our subsidiaries, along with numerous other companies, are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third parties. Each case typically names between dozens to hundreds of corporate defendants. While we have observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's historical strategy has been to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, we cannot predict the extent to which we will be successful in resolving lawsuits in the future, and we continually assess our strategy for resolving asbestos claims. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Due to the number of claims and limited amount of assets at Yarway Corporation (“Yarway”), one of the Company's indirect subsidiaries, Yarway filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. As a result of this filing, all asbestos claims against Yarway have been stayed pending confirmation of a plan of reorganization by the Bankruptcy Court. Yarway’s goal is to negotiate, obtain approval of, and consummate a plan of reorganization that establishes an appropriately funded trust to provide for the fair and equitable payment of legitimate current and future Yarway asbestos claims, accompanied by appropriate injunctive relief permanently protecting Yarway and certain other protected parties from any further asbestos claims arising from products manufactured, sold, and/or distributed by Yarway. However, we cannot assure you that the relief granted by the Bankruptcy Court will be satisfactory to Yarway or its non-debtor affiliates, and a failure to obtain satisfactory relief could have a material adverse impact on our business, financial condition, results of operations and cash flows.
We currently record an estimated liability related to pending claims and claims estimated to be received over the next fifteen years, including related defense costs, based on a number of key assumptions and estimation methodologies. These assumptions are derived from claims experience over the past three years and reflect our expectations about future claim activities over the next fifteen years. These assumptions about the future may or may not prove accurate, and accordingly, we may incur additional liabilities in the future. A change in one or more of the inputs or the methodology that we use to estimate the asbestos liability could materially change the estimated liability and associated cash flows for pending and future claims. Although it is possible that the Company will incur additional costs for asbestos claims filed beyond the next fifteen years, we do not believe there is a reasonable basis for estimating those costs at this time. On a quarterly and annual basis, we perform analyses to review and update as appropriate the underlying assumptions.
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
We have received notification from the United States Environmental Protection Agency and from other environmental agencies that conditions at several sites where we and others disposed of hazardous substances require cleanup and other possible remedial action and may require that we reimburse the government or otherwise pay for the cost of cleanup of those sites and/or for natural resource damages. We have projects underway at several current and former manufacturing facilities to investigate and remediate environmental contamination resulting from past operations by us or by other businesses that previously owned or used the properties. These projects relate to a variety of activities, including:

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
In addition, we are, from time to time, subject to claims of intellectual property infringement by third parties, including practicing entities and non-practicing entities. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming, and the litigation process is subject to inherent uncertainties, and we may not prevail in litigation matters regardless of the merits of our position. Intellectual property lawsuits or claims may become extremely disruptive if the plaintiffs succeed in blocking the trade of our products and services and they may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Legislative action by the U.S. Congress could adversely affect us.
Legislative action could be taken by the U.S. Congress which, if ultimately enacted, could override tax treaties, or modify statutes or regulations, upon which we rely, which could materially and adversely affect our effective corporate tax rate. We cannot predict the outcome of any specific legislative proposals. If proposals were enacted that had the effect of disregarding our incorporation in Switzerland or limiting our ability as a Swiss company to take advantage of the tax treaties between Switzerland and the United States, we could be subject to increased taxation.
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
Our bank credit agreements contain customary financial covenants, including a limit on the ratio of debt to earnings before interest, taxes, depreciation, and amortization and limits on incurrence of liens and subsidiary debt. In addition, the indentures governing our bonds contain customary covenants including limits on negative pledges, subsidiary debt and sale-leaseback transactions.
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
Tyco’s and its subsidiaries' income tax returns periodically are examined by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments, in particular, with respect to tax years preceding the 2007 Separation. We previously disclosed that in connection with U.S. federal tax audits, the IRS has raised a number of issues and proposed tax adjustments for periods beginning with the 1997 tax year. In particular, we have been unable to resolve with the IRS matters related to the treatment of certain intercompany debt transactions in existence prior to the 2007 Separation. As a result, on June 20, 2013, we received Notices of Deficiency from the IRS asserting that several of our former U.S. subsidiaries owe additional taxes of $883.3 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries as they existed at that time. In addition, we received Final Partnership Administrative Adjustments for certain U.S. partnerships owned by former U.S. subsidiaries with respect to which an additional tax deficiency of approximately $30 million is expected to be asserted. These amounts exclude interest and do not reflect the impact on subsequent periods if the IRS position described below is ultimately proved correct. In addition, the adjustments proposed by the IRS are subject to the sharing provisions of a tax sharing agreement entered in 2007 with Covidien and TE Connectivity under which Tyco, Covidien and TE Connectivity share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and TE Connectivity's U.S. and certain non-U.S. income tax returns.
The IRS asserted in the Notices of Deficiency that substantially all of Tyco’s intercompany debt originated during the 1997 - 2000 period should not be treated as debt for U.S. federal income tax purposes, and disallowed interest and related deductions recognized on U.S. income tax returns totaling approximately $2.9 billion. We strongly disagree with the IRS position and have filed petitions with the U.S. Tax Court contesting the IRS proposed adjustments. We believe that we have meritorious defenses for our tax filings, that the IRS positions with regard to these matters is inconsistent with the applicable tax laws and existing Treasury regulations, and that the previously reported taxes for the years in question are appropriate. Furthermore, we believe that Tyco’s income tax reserves and the liabilities recorded in the Consolidated Balance Sheet for the tax sharing arrangements are appropriate. However, the ultimate resolution of these matters, and the impact of that resolution, are uncertain and could have a materially adverse impact on our financial condition, results of operations and cash flows. In particular, if the IRS is successful in asserting its claim, it would have an adverse impact on interest deductions related to the same intercompany debt in subsequent time periods, totaling approximately $6.6 billion, which is expected to be disallowed by the IRS.

We share responsibility for certain of our, Covidien's and TE Connectivity's income tax liabilities for tax periods prior to and including June 29, 2007.
In connection with the 2007 Separation, Tyco entered into a tax sharing agreement (the "2007 Tax Sharing Agreement") that governs the rights and obligations of each party with respect to certain pre-2007 Separation tax liabilities and certain tax liabilities arising in connection with the 2007 Separation. As noted above, Tyco, Covidien and TE Connectivity share 27%, 42% and 31%, respectively, of income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and TE Connectivity's U.S. and certain non-U.S. income tax returns and certain taxes attributable to internal transactions undertaken in anticipation of the 2007 Separation. In the event the 2007 Separation, or certain related transactions, is determined to be taxable as a result of actions taken after the 2007 Separation by Tyco, Covidien, or TE Connectivity, the party responsible for such failure would be responsible for all taxes imposed on Tyco, Covidien, or TE Connectivity as a result thereof. If none of the companies is responsible for such failure, then Tyco, Covidien, and TE Connectivity would be responsible for such taxes in the same manner and in the same proportions as other shared tax liabilities under the 2007 Tax Sharing Agreement. Costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties.
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
As noted above, with respect to years prior to and including the 2007 Separation, we are litigating certain issues and proposed tax adjustments that the IRS has raised that are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement and which may require Tyco to make a payment to a taxing authority, Covidien or TE Connectivity. Tyco has recorded a liability as of September 27, 2013 which it has assessed and believes is adequate to cover the payments that Tyco may be required to make under the 2007 Tax Sharing Agreement. However, the ultimate resolution of these matters is uncertain and could result in Tyco being responsible for a greater amount than it expects under the 2007 Tax Sharing Agreement.
We share responsibility for certain of our, Pentair's and ADT's income tax liabilities for tax periods prior to and including the Distribution date.
In connection with the Distributions, we entered into the 2012 Tax Sharing Agreement with Pentair and ADT that is separate from the 2007 Tax Sharing Agreement and which governs the rights and obligations of Tyco, ADT and Pentair for certain tax liabilities before the Distributions, including Tyco's obligations under the 2007 Tax Sharing Agreement. Under the 2012 Tax Sharing Agreement Tyco, Pentair and ADT share (i) certain pre-Distribution income tax liabilities that arise from adjustments made by tax authorities to ADT's U.S., Tyco Flow Control's and Tyco's income tax returns, and (ii) payments required to be made by Tyco with respect to the 2007 Tax Sharing Agreement, excluding approximately $175 million of pre-2012 Separation related tax liabilities that were anticipated to be paid prior to the 2012 Separation (collectively, "Shared Tax Liabilities"). Tyco will be responsible for the first $500 million of Shared Tax Liabilities. Pentair and ADT will share 42% and 58%, respectively, of the next $225 million of Shared Tax Liabilities. Tyco, Pentair and ADT will share 52.5% 20% and 27.5%, respectively, of Shared Tax Liabilities above $725 million. All costs and expenses associated with the management of these shared tax liabilities will generally be shared 20%, 27.5%, and 52.5% by Pentair, ADT and Tyco, respectively. As of September 28, 2012, Tyco established liabilities representing the fair market value of its obligations under the 2012 Tax Sharing Arrangement which is recorded in other liabilities in the Company's Consolidated Balance Sheet with an offset to Tyco shareholders' equity. In addition, we entered into a non-income tax sharing agreement with ADT in connection with the ADT Distribution. To the extent we are responsible for any liability under these agreements, there could be a material adverse impact on our financial position, results of operations, cash flows or our effective tax rate in future reporting periods.
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
Generally, Swiss withholding tax of 35% is due on dividends and similar distributions to Tyco's shareholders, regardless of the place of residency of the shareholder. As of January 1, 2011, distributions to shareholders out of qualifying contributed surplus accumulated on or after January 1, 1997 are exempt from Swiss withholding tax, if certain conditions are met (Kapitaleinlageprinzip). Tyco has obtained a ruling from the Swiss Federal Tax Administration confirming that the Distributions qualify as payment out of such qualifying contributed surplus and no amount was withheld by Tyco when making the Distributions.
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

We might not be able to engage in desirable strategic transactions and equity issuances as a result of the Distributions because of restrictions relating to U.S. federal income tax requirements for tax-free distributions.
Our ability to engage in significant equity transactions could be limited or restricted as a result of the Distributions in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the Distributions. Even if the Distributions otherwise qualify for tax-free treatment under Section 355 of the Code, it may result in corporate-level gain to Tyco and certain of its affiliates under Section 355(e) of the Code if 50% or more, by vote or value, of our shares, Pentair's shares or ADT's shares are acquired or issued as part of a plan or series of related transactions that includes the Distributions. Any acquisitions or issuances of our shares, Pentair's shares or ADT's shares within two years after the Distributions generally will be presumed to be part of such a plan, although we, Pentair or ADT may be able to rebut that presumption.
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
Risks Relating to Our Jurisdiction of Incorporation in Switzerland
Changes to Swiss law, in particular significantly heightened risk of criminal penalties for executives and directors, could make it difficult for us to recruit and retain executives and directors.
In March 2013, Swiss voters passed a ballot initiative as a result of which Switzerland’s Federal Constitution was amended. Among other things, this constitutional amendment requires the adoption of legislation that prohibits certain compensation practices in relation to a company’s directors and members of executive management, such as severance compensation, advance compensation and incentive commissions in connection with the sale and purchase of businesses. The constitutional amendment further requires a public company’s board of directors to submit the proposed compensation for directors and members of executive management to a binding shareholder vote. The initial ordinance implementing these requirements is expected to become effective on January 1, 2014. Based on the preliminary draft ordinance made public in June 2013, we expect, among other things, the ordinance to provide for the imprisonment of directors and members of executive management for up to three years if such individuals violate certain provisions of the ordinance. We further believe that certain ordinary course compensation practices and other activities that we view as widely accepted among our peers may no longer be permissible under Swiss law. The draft ordinance further leaves considerable uncertainty as to the legality of certain compensation arrangements for our directors and executives under Swiss law. As a result, our ability to compete for talent with our peer companies, and our board’s ability to fulfill its compensation oversight and executive succession planning duties, may be materially adversely affected.
Additionally, Swiss voters are currently expected to vote on a number of ballot initiatives that may adversely affect the general business climate in Switzerland. Among other things, a ballot initiative, on which Swiss voters are expected to vote in November 2013, generally referred to as the “1:12 Initiative,” would require, if approved, that the highest salary paid by a company to an employee to not be greater than twelve times the lowest salary paid by the same company. If the 1:12 initiative is approved and implemented by legislation, we believe that the ensuing limitations would materially adversely affect our ability to compete with our peer companies incorporated outside Switzerland.
Swiss laws differ from the laws in effect in the United States and may afford less protection to holders of Tyco's securities.
Because of differences between Swiss law and U.S. state and federal laws and differences between the governing documents of Swiss companies and those incorporated in the U.S., it may not be possible to enforce in Switzerland court judgments obtained in the United States against Tyco based on the civil liability provisions of the federal or state securities laws of the United States. As a result, in a lawsuit based on the civil liability provisions of the U.S. federal or state securities laws, U.S. investors may find it difficult to:

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
Swiss law allows our shareholders to authorize share capital that can be issued by the Board of Directors without additional shareholder approval, but this authorization is limited to 50% of the existing registered share capital and must be renewed by the shareholders every two years. Our current authorized share capital will expire on March 6, 2015. Additionally, subject to specified exceptions, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares. Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of shares as the laws of some other jurisdictions. Swiss law also reserves for approval by shareholders certain corporate actions over which a board of directors would have authority in some other jurisdictions. For example, dividends must be approved by shareholders. These Swiss law requirements relating to our capital management may limit our flexibility, and situations may arise where greater flexibility would have provided substantial benefits to our shareholders.
Under Swiss law, a Swiss corporation may pay dividends only if the corporation has sufficient distributable profits from previous fiscal years, or if the corporation has distributable reserves, each as evidenced by its audited statutory balance sheet. Distributable reserves are generally booked either as "free reserves" or as "contributed surplus" (contributions received from shareholders) in the "reserve from capital contributions." Furthermore, generally, Swiss withholding tax of 35% is due on dividends and similar distributions to our shareholders, regardless of the place of residency of the shareholder, unless the distribution is made to shareholders (i) by way of a reduction of par value or (ii) assuming certain conditions are met, out of qualifying contributed surplus (Kapitaleinlage) accumulated on or after January 1, 1997. Payments may be made out of registered share capital-the aggregate par value of a company's registered shares-only by way of a capital reduction. Tyco's distributable reserves based on its Swiss statutory account for fiscal year 2013 are CHF 25 billion, and its registered share capital is approximately CHF 243 million. Tyco's distributable reserves will be reduced by any additional distributions approved by our shareholders, including any ordinary cash dividends approved by our shareholders at the annual general meeting in March 2014.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our locations include research and development facilities, manufacturing facilities, warehouse and distribution centers, sales and service offices and corporate offices. Additionally, our locations include approximately 30 monitoring call centers located around the world. All of our monitoring facilities operate 24 hours a day on a year-round basis. Incoming alarm signals are routed via an internal communications network to the next available operator. Operators are quickly updated with information including the name and location of the customer and site, and the nature of the alarm signal. Depending upon the type of service specified by the customer contract, operators respond to emergency-related alarms by calling the customer by telephone (for verification purposes) and relaying information to local fire or police departments, as necessary. Additional action may be taken by the operators as needed, depending on the specific situation.
We operate from approximately 1,100 locations in about 50 countries. These properties total approximately 15 million square feet, of which 4 million square feet are owned and 11 million square feet are leased.
NA Installation & Services operates through a network of offices, service and manufacturing facilities and warehouse and distribution centers located in North America. The group occupies approximately 5 million square feet, the majority of which is leased.
ROW Installation & Services operates through a network of offices, service and manufacturing facilities and warehouse and distribution centers located in Central America, South America, Europe, the Middle East, Africa and the Asia-Pacific region. The group occupies approximately 4 million square feet, of which 1 million square feet are owned and 3 million square feet are leased.
Global Products has manufacturing facilities, warehouses and distribution centers throughout North America, Central America, South America, Europe, the Middle East, Africa and the Asia-Pacific region. The group occupies approximately 6 million square feet, of which 2 million square feet are owned and 4 million square feet are leased.
In the opinion of management, our properties and equipment are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. See Item 7. Management's Discussion and Analysis of financial Condition and Results of Operations and Note 13 to the Consolidated Financial Statements for a description of our operating lease obligations.
Item 3.    Legal Proceedings
The Company is a party to several lawsuits involving disputes with former management, including its former chief executive officer, Mr. L. Dennis Kozlowski, and its former chief financial officer, Mr. Mark Swartz. The Company filed civil complaints against Mr. Kozlowski and Mr. Swartz for breach of fiduciary duty and other wrongful conduct relating to alleged abuses of the Company's Key Employee Loan Program and relocation program, unauthorized bonuses, unauthorized payments, self-dealing transactions and other improper conduct. In connection with Tyco's affirmative actions against Mr. Kozlowski and Mr. Swartz, Mr. Kozlowski, through counterclaims, and Mr. Swartz, through a separate lawsuit, sought an aggregate of approximately $140 million allegedly due in connection with their compensation and retention arrangements and under the Employee Retirement Income Security Act ("ERISA"). A former director, Mr. Frank Walsh Jr. sought indemnification for legal and other expenses incurred by him in connection with the Company's affirmative action against him for breaches of fiduciary duties.
With respect to Mr. Kozlowski, on December 1, 2010, the U.S. District Court for the Southern District of New York ruled in favor of several of the Company's affirmative claims against him before trial, while dismissing all of Mr. Kozlowski's counterclaims for pay and benefits after 1995. Prior to the commencement of trial, the parties reached an agreement in principle to resolve the matter, with Mr. Kozlowski agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements alleged to have existed between him and the Company. Although the parties have reached an agreement in principle, until the settlement agreement is signed, the Company will continue to maintain the amounts recorded in its Consolidated Balance Sheet, which reflect a net liability of approximately $91 million, for the amounts allegedly due under his compensation and retention arrangements and under ERISA.
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
Environmental Matters
Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 27, 2013, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $74 million to $162 million. As of September 27, 2013, Tyco concluded that the best estimate within this range is approximately $105 million, of which $82 million is included in Accrued and other current liabilities and Accounts payable and $23 million is included in Other liabilities in the Company's Consolidated Balance Sheet.
The majority of the liabilities described above relate to ongoing remediation efforts at a facility in the Company's Global Products segment located in Marinette, Wisconsin, which the Company acquired in 1990 in connection with its acquisition of, among other things, the Ansul product line. Prior to Tyco's acquisition, Ansul manufactured arsenic-based agricultural herbicides at the Marinette facility, which resulted in significant arsenic contamination of soil and groundwater on the Marinette site and in parts of the adjoining Menominee River. Ansul has been engaged in ongoing remediation efforts at the Marinette site since 1990, and in February 2009 entered into an Administrative Consent Order (the "Consent Order") with the U.S. Environmental Protection Agency to address the presence of arsenic at the Marinette site. Under this agreement, Ansul's principal obligations are to contain the arsenic contamination on the site, pump and treat on-site groundwater, dredge, treat and properly dispose of contaminated sediments in the adjoining river areas, and monitor contamination levels on an ongoing basis. Activities completed under the Consent Order since 2009 include the installation of a subsurface barrier wall around the facility to contain contaminated groundwater, the installation of a groundwater extraction and treatment system and the dredging and offsite disposal of treated river sediment. As a result of treatability studies concluded during the second quarter of fiscal 2013, the Company became aware that additional river sediment beyond what was originally planned would require treatment under the Consent Order for river sediment remediation. This caused the Company to increase its agreed upon remedial activities through the fall of 2013 in order to achieve compliance with the Consent Order. During the first quarter of fiscal 2014, the deadline for completing the remediation was extended through December 31, 2013, and the Company intends to complete the activities required under the Consent Order within the extended timeframe. As a result of the increased level of remediation required, the Company recorded a charge of approximately $100 million in Selling, general and administrative expenses in the Consolidated Statement of Operations during the first half of the year ended September 27, 2013. As of September 27, 2013, the Company concluded that its remaining remediation and monitoring costs related to the Marinette facility were in the range of approximately $62 million to $137 million. The Company's best estimate within that range is approximately $93 million, of which $79 million is included in Accrued and other current liabilities and Accounts payable and $14 million is included in Other liabilities in the Company's Consolidated Balance Sheet. The Company recorded $17 million and $11 million during the years ended September 28, 2012 and September 30, 2011, respectively, within Selling, general and administrative expenses in the Consolidated Statement of Operations. Since fiscal 2009, the year in which the Company received the Consent Order, the Company has incurred environmental remediation costs net of insurance recoveries of $132 million. Although the Company has recorded its best estimate of the costs that it will incur to remediate and monitor the arsenic contamination at the Marinette facility, it is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows.
Asbestos Matters
The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos containing components manufactured by third parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's historical strategy has been to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. In addition, the Company continues to assess its strategy for resolving asbestos claims. Due to the number of claims and limited amount of assets held by Yarway Corporation ("Yarway"), one of the Company's indirect subsidiaries, on April 22, 2013 Yarway filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. As a result of this filing, all asbestos claims against Yarway have been stayed pending confirmation of a plan of reorganization by the Bankruptcy Court. Yarway's goal is to negotiate, obtain approval of, and consummate a plan of reorganization that establishes an appropriately funded trust to provide for the fair and equitable payment of legitimate current and future Yarway asbestos claims, accompanied by appropriate injunctive relief permanently protecting Yarway and certain other protected parties from any further asbestos claims arising from products manufactured, sold, and/or distributed by Yarway. Upon confirmation of such plan of reorganization, the Company expects to deconsolidate Yarway. As a result of filing the voluntary petition during the year, the Company recorded an expected loss upon deconsolidation of $10 million related to the Yarway bankruptcy petition. Although the terms of Yarway's plan of reorganization are unknown at this time, the Company does not expect them to have a material adverse effect on the Company's results of operations, financial condition or liquidity.
As of September 27, 2013, the Company has determined that there were approximately 5,200 claims pending against it, its subsidiaries or entities for which the Company has assumed responsibility in connection with acquisitions and divestitures. This amount reflects the Company's current estimate of the number of viable claims made against such entities and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants, are duplicative of other actions or for which the Company is indemnified.
The Company's estimate of its liability and corresponding insurance recovery for pending and future claims and defense costs is based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made in the future during a defined period of time (the look-forward period). On a quarterly basis, the Company assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, the Company considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and the Company's defense strategy. It also evaluates the recoverability of its insurance receivable on a quarterly basis. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance receivable is warranted.
During the third quarter of fiscal 2012, the Company determined that a look-back period of three years was more appropriate than a five year period because the Company had experienced a higher and more consistent level of claims activity and settlement costs in the past three years. The Company also revised its look-forward period from seven years to fifteen years, or 2027. The Company's decision to revise its look-forward period was primarily based on improvements in the consistency of observable data and the Company's more extensive experience with asbestos claims since the look-forward period was originally established in 2005. The revisions to the Company's look-forward and look-back periods were not applied to claims made against Yarway. Excluding these claims, the Company believed it could make a more reliable estimate of pending and future claims beyond seven years. The Company believes valuation of pending claims and future claims to be filed through 2027 produced a reasonable estimate of its asbestos liability, which it recorded in the consolidated financial statements on an undiscounted basis. The effect of the change in the Company's look-back and look-forward periods reduced income from continuing operations before income taxes and net income by approximately $90 million and $55 million, respectively. In addition, the effect of the change increased the Company's basic and diluted loss from continuing operations by $0.12 per share and decreased the Company's basic and diluted net income by $0.12 per share.
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
As of September 27, 2013, the Company's estimated net liability of $169 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $321 million, and separately as an asset for insurance recoveries of $152 million. The Company believes that its asbestos related liabilities and insurance related assets as of September 27, 2013 are appropriate. Similarly, as of September 28, 2012, the Company's estimated net liability of $155 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $401 million, and separately as an asset for insurance recoveries of $246 million.
The net liabilities reflected in the Company's Consolidated Balance Sheet represent the Company's best estimates of probable losses for the look-forward periods described above. It is reasonably possible that losses will be incurred for claims made subsequent to such look-forward periods. However, due to the inherent uncertainty and lack of reliable trend data in predicting losses beyond 2027, the Company is unable to reasonably estimate the amount of losses beyond such date. Accordingly, no accrual has been recorded for any costs which may be incurred for claims which may be made subsequent to 2027. With respect to claims made against Yarway, the Company is unable to reasonably estimate losses beyond what it has accrued because it is uncertain what the impact of Yarway's reorganization plan under Chapter 11 of the Bankruptcy Code will be on the Company. However, the Company does not expect the impact to be materially adverse to its financial condition, results of operations or liquidity.
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
The number of registered holders of Tyco's common shares as of November 5, 2013 was 22,142.
Tyco common shares are listed and traded on the NYSE under the symbol "TYC." The following table sets forth the high and low closing sales prices of Tyco common shares as reported by the NYSE, and the dividends declared on Tyco common shares, for the quarterly periods presented below.

	Year Ended September 27, 2013			Year Ended September 28, 2012
	Market Price Range			Market Price Range
			Dividends Declared Per Common Share(1)			Dividends Declared Per Common Share(1)
Quarter	High	Low		High	Low
First	$29.48	$26.50	$0.15	$47.96	$39.25	$0.25
Second	32.34	29.25	0.15	56.18	47.85	0.25
Third	34.50	30.70	0.16	57.57	50.54	0.25
Fourth	35.91	32.93	0.16	57.94	50.98	0.15
			$0.62			$0.90
_______________________________________________________________________________

(1)
Dividends proposed by Tyco's Board of Directors are subject to shareholder approval. Shareholders approved an annual cash dividend of $0.64 at the Company's annual general meeting on March 6, 2013, covering quarterly dividend payments from May 2013 through February 2014. Shareholders approved cash dividends of $0.50 (pre-2012 Separation) and $0.30 (reflecting the impact of the 2012 Separation) at the annual meeting held on March 7, 2012 and the special general meeting held on September 17, 2012, respectively, covering quarterly dividend payments through February 2013. Shareholders approved an annual dividend of $1.00 (pre-2012 Separation) at the annual meeting held on and March 9, 2011 covering quarterly dividend payments through February 2012.

Dividend Policy
The Company makes dividend payments from its contributed surplus equity position. These payments are made free of Swiss withholding taxes and are effectively denominated in U.S. dollars. Under Swiss law, the authority to declare dividends is vested in the Company's general meeting of shareholders.
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
Performance Graph
Set forth below is a graph comparing the cumulative total shareholder return on Tyco's common shares against the cumulative return on the S&P 500 Index and the S&P 500 Industrials Index, assuming investment of $100 on September 28, 2008, including the reinvestment of dividends. The graph shows the cumulative total return as of the fiscal years ended September 25, 2009, September 24, 2010, September 30, 2011, September 28, 2012 and September 27, 2013.

Comparison of Cumulative Five Year Total Return

Total Return To Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage Years Ended
Company/Index	9/09	9/10	9/11	9/12	9/13
Tyco International Ltd.	(3.58)	16.16	8.06	40.85	26.95
S&P 500 Index	(11.56)	12.23	0.49	30.20	20.06
S&P 500 Industrials Index	(15.18)	20.95	(5.28)	29.60	29.29

	9/08	9/09	9/10	9/11	9/12	9/13
Tyco International Ltd.	$100	$96.42	$112.00	$121.03	$170.46	$216.41
S&P 500 Index	100	88.44	99.25	99.73	129.85	155.90
S&P 500 Industrials Index	100	84.82	102.59	97.18	125.94	162.84

Equity Compensation Plan Information
The following table provides information as of September 27, 2013 with respect to Tyco's common shares issuable under its equity compensation plans:

	Equity Compensation Plan
Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders:
2012 Stock and Incentive Plan(1)	6,185,051	$27.27	40,017,065
2004 Stock and Incentive Plan(2)	16,503,397	20.88	—
LTIP I Plan(3)	11,274		—
ESPP(4)	—		2,919,845
	22,699,722		42,936,910
Equity compensation plans not approved by shareholders:
Broadview Security Plans(5)	19,526	12.00	—
	19,526		—
Total	22,719,248		42,936,910

(1)
The Tyco International Ltd. 2012 Stock and Incentive Plan ("2012 Plan") provides for the award of stock options, restricted stock units, performance share units and other equity and equity-based awards to members of the Board of Directors, officers and non-officer employees. The amount in column (a) consists of:

4,082,050	Shares that may be issued upon the exercise of stock options;
1,245,328	Shares that may be issued upon the vesting of restricted stock units;
855,842	Shares that may be issued upon the vesting of performance share units; and
1,831	Dividend equivalents earned on deferred stock units ("DSU") granted under the Company’s Long Term Incentive Plan ("LTIP I") and its 2004 Stock and Incentive Plan ("2004 Plan").
6,185,051	Total

The amount in column (c) includes the aggregate shares available under the 2012 Plan and includes shares that were subject to awards under the 2004 Plan that were outstanding between October 1, 2012 and September 27, 2013, but which had been forfeited for any reason as of September 27, 2013 (other than by reason of exercise or settlement of the awards).

(2)
The 2004 Plan provided for the award of stock options, restricted stock units, performance share units and other equity and equity-based awards to members of the Board of Directors, officers and non-officer employees. The amount in column (a) consists of:

13,697,613	Shares that may be issued upon the exercise of stock options;
2,723,799	Shares that may be issued upon the vesting of restricted stock units; and
81,985	DSUs and dividend equivalents earned on DSUs.
16,503,397	Total

As of October 1, 2012, the 2004 Plan was effectively terminated and no new awards are permitted to be granted under the 2004 Plan as it was replaced with the 2012 Plan. Shares subject, as of October 1, 2012, to outstanding awards under the 2004 Plan that cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards) shall be available under the 2012 Plan.

(3)
The LTIP I Plan allowed for the grant of stock options and other equity or equity-based grants to members of the Board of Directors, officers and non-officer employees. The amount in column (a) consists entirely of DSUs and dividend equivalents earned on such DSUs. The LTIP I Plan has been effectively terminated and no additional grants may be made under it.

(4)
Shares available for future issuance under the Tyco Employee Stock Purchase Plan ("ESPP"), which represents the number of remaining shares registered for issuance under this plan. All of the shares delivered to participants under the ESPP were purchased in the open market. The ESPP was suspended indefinitely during the fourth quarter of 2009.

(5)
In connection with the acquisition of Broadview Security in May 2010, options outstanding under the Brink's Home Security Holdings, Inc. 2008 Equity Incentive Plan and the Brink's Home Security Holdings, Inc. Non-Employee Director's Equity Plan were converted into options to purchase Tyco common shares.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
6/29/2013 - 7/26/2013	4,701	$35.22	—
7/27/2013 - 8/30/2013	—	—	—
8/31/2013 - 9/27/2013	60	33.60	—	$499,945,806
During the fourth quarter of 2013, there were no repurchases of common shares on the New York Stock Exchange as part of the $600 million share repurchase program approved by the Board of Directors in January 2013 ("2013 Share Repurchase Program"). The transactions in the table above represent the acquisition of shares by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. As of September 27, 2013 approximately $500 million remained outstanding under the 2013 Share Repurchase Program.

Item 6.    Selected Financial Data
The following table sets forth selected consolidated financial data of Tyco. This data is derived from Tyco's Consolidated Financial Statements for the years ended September 27, 2013, September 28, 2012, September 30, 2011, September 24, 2010 and September 25, 2009, respectively. Tyco has a 52 or 53-week fiscal year that ends on the last Friday in September. Fiscal years 2013, 2012, 2010 and 2009 were all 52-week years, while fiscal 2011 was a 53-week year.

	2013	2012 (2)(3)	2011	2010	2009(4)
Consolidated Statements of Operations Data:
Net revenue	$10,647	$10,403	$10,557	$11,020	$11,119
Income (loss) from continuing operations attributable to Tyco common shareholders	527	(332)	617	295	(2,719)
Net income (loss) attributable to Tyco common shareholders(1)	536	472	1,719	1,130	(1,807)
Basic earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	1.14	(0.72)	1.30	0.61	(5.74)
Net income (loss)	1.15	1.02	3.63	2.33	(3.82)
Diluted earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	1.12	(0.72)	1.29	0.60	(5.74)
Net income (loss)	1.14	1.02	3.59	2.31	(3.82)
Cash dividends per share	0.62	0.90	0.99	0.86	0.84
Consolidated Balance Sheet Data (End of Year):
Total assets	$12,176	$12,365	$26,702	$27,066	$25,520
Long-term debt	1,443	1,481	4,105	3,608	3,982
Total Tyco shareholders' equity	5,098	4,994	14,149	14,066	12,926
_______________________________________________________________________________

(1)
Net income (loss) attributable to Tyco common shareholders for the years 2012, 2011, 2010 and 2009 include income from discontinued operations of $804 million, $1,102 million, $835 million and $913 million, respectively, which is primarily related to ADT and Tyco Flow Control.

(2)	The decrease in total assets and total Tyco shareholders' equity is due to the distribution of our former North American residential security and flow control businesses.

(3)	The decrease in long-term debt is due to the $2.6 billion redemption of various debt securities in connection with the 2012 Separation. See Note 10 to the Consolidated Financial Statements.

(4)
Income (loss) from continuing operations attributable to Tyco common shareholders for the year ended September 25, 2009 includes goodwill and intangible asset impairment charges of $2.7 billion, which was recorded during the quarter ended March 27, 2009.

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
We operate and report financial and operating information in the following three segments:

•
North America Installation & Services ("NA Installation & Services") designs, sells, installs, services and monitors electronic security systems and fire detection and suppression systems for commercial, industrial, retail, institutional and governmental customers in North America.

•
Rest of World Installation & Services ("ROW Installation & Services") designs, sells, installs, services and monitors electronic security systems and fire detection and suppression systems for commercial, industrial, retail, residential, small business, institutional and governmental customers in the Rest of World ("ROW") regions.

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

We also provide general corporate services to our segments which is reported as a fourth, non-operating segment, Corporate and Other. For the year ended September 30, 2011, Corporate and Other includes the Company's former Electrical and Metal Products business which was divested in the first quarter of 2011. References to the segment data are to the Company's continuing operations.
Business Overview
We are a leading global provider of security products and services, fire detection and suppression products and services and life safety products. We utilize our extensive global footprint of over 1,100 locations, including manufacturing facilities, service and distribution centers, monitoring centers and sales offices, to provide solutions and localized expertise to our global customer base. We provide an extensive range of product and service offerings to over 3 million customers in more than 100 countries through multiple channels. Our revenues are broadly diversified across the United States and Canada (collectively “North America”); Central America and South America (collectively “Latin America”); Europe, the Middle East, and Africa (collectively “EMEA”) and the Asia- Pacific geographic areas. The following chart reflects our fiscal 2013 net revenue by geographic area.

Fiscal 2013 Net Revenue by Geographic Area
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

Recent Transactions
Effective September 28, 2012, Tyco completed the spin-offs of The ADT Corporation ("ADT") and Pentair Ltd. (formerly known as Tyco Flow Control International Ltd. ("Tyco Flow Control")), formerly our North American residential security and flow control businesses, respectively, into separate, publicly traded companies in the form of a distribution to Tyco shareholders. Immediately following the spin-off, Pentair, Inc. was merged with a subsidiary of Tyco Flow Control in a tax-free, all-stock merger ("the Merger"), with Pentair Ltd. ("Pentair") succeeding Pentair Inc. as an independent publicly traded company. The distribution was made on September 28, 2012, to Tyco shareholders of record on September 17, 2012. The distributions, the Merger and related transactions are collectively referred to herein as the "2012 Separation". As a result of the distribution, the operations of Tyco's former flow control and North American residential security businesses are classified as discontinued operations in all periods presented.
As a result of the 2012 Separation, we incurred separation related costs during 2013 including professional services, marketing and information technology related costs, and we expect to continue to incur separation related costs during fiscal 2014. During 2012, we incurred separation related costs including debt refinancing, tax restructuring, professional services, restructuring and impairment charges and employee-related costs. During 2013, the Company incurred pre-tax costs related to the 2012 Separation of $69 million recorded within continuing operations and pre-tax gain of $8 million within discontinued operations. During 2012, the Company incurred pre-tax costs related to the 2012 Separation of $561 million recorded within continuing operations and $278 million within discontinued operations. Costs incurred within continuing operations in fiscal 2012 include a charge of $453 million due to the early extinguishment of debt, as the Company refinanced its long-term debt as a result of the 2012 Separation. During fiscal 2013, the Company paid $165 million in separation costs, all of which is included within continuing operations. During fiscal 2012, the Company paid $186 million in separation costs, $18 million of which is included within continuing operations. During fiscal 2011, the Company incurred pre-tax costs related to the 2012 Separation of $24 million recorded within discontinued operations. See Note 2 to the Consolidated Financial Statements.
Results of Operations
Consolidated financial information is as follows:

	For the Years Ended
($ in millions)	September 27, 2013	September 28, 2012	September 30, 2011
Net revenue	$10,647	$10,403	$10,557	(1)
Net revenue growth (decline)	2.3%	(1.5)%	NA
Organic revenue growth	1.3%	2.4%	NA
Operating income	$809	$685	$982	(2)
Operating margin	7.6%	6.6%	9.3%
Interest income	$17	$19	$27
Interest expense	100	209	240
Other expense, net	29	454	5
Income tax expense	(125)	(348)	(134)
Equity loss in earnings of unconsolidated subsidiaries	(48)	(26)	(12)
Income (loss) from continuing operations attributable to Tyco common shareholders	527	(332)	617
_______________________________________________________________________________

(1)	Net revenue includes $347 million for 2011 related to the Company's former Electrical and Metal Products business which was sold during the first quarter of fiscal 2011.

(2)
Operating income includes $7 million for 2011 related to the Company's former Electrical and Metal Products business, which was sold during the first quarter of fiscal 2011. Additionally, operating income for 2011 includes a $248 million net gain on that sale.

Net Revenue:
Fiscal 2013
Net revenue for the year ended September 27, 2013 increased by $244 million, or 2.3%, to $10,647 million as compared to net revenue of $10,403 million for the year ended September 28, 2012. On an organic basis, net revenue grew by $130 million, or 1.3%, year over year, primarily as a result of revenue growth in our Global Products segment and to a lesser extent in our ROW Installation & Services segment, partially offset by a decline in our NA Installation & Services segment driven by our security business. Net revenue was favorably impacted by acquisitions of $168 million, or 1.6%, primarily within our ROW Installation & Services and Global Products segments. Changes in foreign currency exchange rates, primarily in our ROW Installation & Services segment, unfavorably impacted net revenue by $55 million, or 0.5%. Net revenue growth was also unfavorably impacted by divestitures of $38 million, or 0.4%, primarily in our NA and ROW Installation & Services segments.
Fiscal 2012
Net revenue for the year ended September 28, 2012 decreased by $154 million, or 1.5%, to $10,403 million as compared to net revenue of $10,557 million for the year ended September 30, 2011. On an organic basis, net revenue grew by $247 million, or 2.4% year over year, primarily driven by our Global Products segment. Net revenue was unfavorably impacted by the net impact of acquisitions and divestitures of $71 million, or 0.7%, primarily due to the sale of a majority interest the Company's former Electrical and Metal Products business, which contributed $347 million of net revenue during the year ended September 30, 2011, partially offset by the acquisitions of Chemguard and Visonic within the Company's Global Products segment. Unfavorable changes in foreign currency exchange rates impacted net revenue by $226 million, or 2.1%. In addition, because the Company's fiscal year ends on the last Friday in September, fiscal 2012 consisted of 52 weeks as compared to 53 weeks in fiscal 2011. As a result, fiscal year 2011 includes an estimated $98 million of revenue from the additional week.
Operating Income:
Operating income for the year ended September 27, 2013 increased $124 million, or 18.1%, to $809 million, as compared to operating income of $685 million for the year ended September 28, 2012. Operating income for the year ended September 27, 2013 was favorably impacted by our net revenue growth, a smaller corporate footprint as a result of the 2012 Separation, as well as a higher mix of service revenue and operational improvements across all of our businesses. Operating income for the year ended September 27, 2013 was also favorably impacted by a $99 million decline in net asbestos charges. Operating income for the year ended September 27, 2013 was unfavorably impacted by an $83 million increase in environmental remediation charges as well as an increase in restructuring and repositioning charges. Operating income for the year ended September 27, 2013 was also unfavorably impacted by a charge of $27 million resulting from the write-off of an insurance receivable that had been established in respect of a legacy claim. See Note 13 to our Consolidated Financial Statements for further information on our asbestos, environmental and legacy legal matters.
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
Items impacting operating income for fiscal 2013, 2012 and 2011 are as follows:

	For the Years Ended
($ in millions)	September 27, 2013	September 28, 2012	September 30, 2011
Restructuring, repositioning and asset impairment charges	$134	$104	$78
Environmental remediation costs - Marinette	100	17	11
Asbestos related charges	12	111	10
Loss (gain) on divestitures	20	14	(224)	(1)
Separation costs	69	75	—
Legacy legal charges	27	46	20
Former management compensation reversal	—	(50)	—
Acquisition and integration costs	4	9	5
Notes receivable write-off	—	—	5
_______________________________________________________________________________

(1)	Includes a $248 million net gain on the divestiture of a majority interest in the Electrical and Metal Products business.

We continue to identify and pursue opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across our businesses. Additionally, we initiated certain global actions during fiscal 2013 designed to reduce our cost structure and improve future profitability by streamlining operations and better aligning functions, which we refer to as repositioning actions. The Company expects to incur approximately $75 million to $100 million of restructuring and repositioning charges in fiscal 2014. See Note 4 to the Consolidated Financial Statements.
Income (loss) from continuing operations attributable to Tyco common shareholders:
Interest Income and Expense
Interest income was $17 million in 2013, as compared to $19 million and $27 million in 2012 and 2011, respectively. Interest income decreased in 2013 primarily due to decreased investment yields compared to 2012 and 2011.
Interest expense was $100 million in 2013, as compared to $209 million and $240 million in 2012 and 2011, respectively. The weighted-average interest rate on total debt outstanding was 6.5% as of both September 27, 2013 and September 28, 2012 and 5.9% as of September 30, 2011. The decreases in interest expense and fluctuations in the weighted-average interest rate are primarily related to savings realized from the $2.6 billion debt redemptions in 2012 and from the replacement of higher coupon notes with lower coupon notes during 2011. See Note 10 to the Consolidated Financial Statements.
Other Expense, Net
Other expense, net was $29 million in 2013, as compared to $454 million and $5 million in 2012 and 2011, respectively. Other expense, net decreased in 2013 due to the loss on extinguishment of debt of $453 million that was recorded during 2012.
Effective Income Tax Rate
Our effective income tax rate was 17.9% during the year ended September 27, 2013. Our effective tax rate is affected by the mix of jurisdictions in which income is earned. Our effective tax rate for the year was favorably impacted by the impact on taxes of the environmental remediation charges incurred during the second quarter of 2013, partially offset by Tax Sharing Agreement adjustments incurred throughout the year and enacted tax law changes in the fourth quarter of 2013.
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
Our effective income tax rate was 17.5% during the year ended September 30, 2011. The effective income tax rate was impacted by a tax charge recorded in conjunction with the sale of a majority interest in our Electrical and Metal Products business during the first quarter of 2011. The effective income tax rate was positively impacted by favorable audit resolutions in multiple jurisdictions during 2011.
The rate can vary from period to period due to discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, such as the geographic mix of income before taxes.
The valuation allowance for deferred tax assets of $2.0 billion and $1.8 billion as of September 27, 2013 and September 28, 2012, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. Specifically, the valuation allowance as of September 27, 2013 and September 28,2012 includes separation related charges associated with the early extinguishment of debt which further increased a net operating loss carryforward which the Company does not expect to realize in future periods. The valuation allowance was calculated and recorded when the Company determined that it was more-likely-than-not that all or a portion of our deferred tax assets would not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on the Company's Consolidated Balance Sheets.
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

Equity Loss in Earnings of Unconsolidated Subsidiaries
Equity loss in earnings of unconsolidated subsidiaries in 2013, 2012 and 2011 reflects our share of Atkore International Group Inc.'s ("Atkore") net loss which is accounted for under the equity method of accounting. Included in Equity loss in earnings of unconsolidated subsidiaries for the year ended September 27, 2013 is a $21 million charge reflecting our share of asset impairment charges recorded by Atkore, primarily related to its impairment of long lived assets in Brazil.
Key items impacting income (loss) from continuing operations attributable to Tyco common shareholders for fiscal 2013, 2012 and 2011 are as follows:

	For the Years Ended
($ in millions)	September 27, 2013	September 28, 2012	September 30, 2011
Loss on extinguishment of debt (see Note 10 to the Consolidated Financial Statements)	$—	$453	$—
2012 Tax Sharing Agreement loss (see Note 6 to the Consolidated Financial Statements)	32	—	—
Tyco share of Atkore impairment	21	—	—

Segment Results
The following chart reflects our net revenue by operating segment, as well as the percent of net revenue by operating segment, for fiscal 2013, 2012 and 2011, respectively.

NA Installation & Services
ROW Installation & Services
Global Products
$5,000
$4,500
$4,000
$3,500
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$-
36.5%
38.1%
38.1%
41.5%
41.7%
42.0%
22.0%
20.2%
16.6%
2013
2012
2011
2013
2012
2011
2013
2012
2011
Year-to-Date Net Revenue

The above chart does not include net revenue related to the Company's former Electrical and Metal Products business which was divested in the first quarter of fiscal 2011, which has been included within Corporate & Other. In 2011, this represents $347 million or 3.3% of net revenue.
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
Financial information for NA Installation & Services for the years ended September 27, 2013, September 28, 2012 and September 30, 2011 were as follows:

	For the Years Ended
($ in millions)	September 27, 2013	September 28, 2012	September 30, 2011
Net revenue	$3,891	$3,962	$4,022
Net revenue decline	(1.8)%	(1.5)%	NA
Organic revenue decline	(1.1)%	(0.3)%	NA
Operating income	$388	$374	$425
Operating margin	10.0%	9.4%	10.6%
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Fiscal 2013 Compared to Fiscal 2012	Fiscal 2012 Compared to Fiscal 2011
Organic revenue decline	$(45)	$(12)
Acquisitions	7	4
Divestitures	(28)	—
Impact of foreign currency	(3)	(10)
Other	(2)	(42)
Total change	$(71)	$(60)
Net revenue decreased $71 million, or 1.8%, to $3,891 million for the year ended September 27, 2013 as compared to $3,962 million for the year ended September 28, 2012. Organic revenue decline for the year ended September 27, 2013 was primarily driven by a decline in revenue in the North America security business as a result of the non-residential construction market and project selectivity, partially offset by increased service revenue growth in our North America fire business. Net revenue was unfavorably impacted by $28 million, or 0.7%, primarily due to the divestiture of our North America guarding business in the third quarter of fiscal 2013.
Net revenue decreased $60 million, or 1.5%, to $3,962 million for the year ended September 28, 2012 as compared to $4,022 million for the year ended September 30, 2011. Organic revenue decline for the year ended September 28, 2012 was driven by slow non-residential market growth as well as installation project selectivity in the North America security business, partially offset by increased service revenue. Net revenue for the year ended September 28, 2012 was impacted by the 53rd week of revenue during fiscal 2011, which is included within Other above.
Operating Income
Operating income for the year ended September 27, 2013 increased $14 million, or 3.7%, to $388 million, as compared to operating income of $374 million for the year ended September 28, 2012. Operating income for the year ended September 27, 2013 increased due to a higher mix of service revenue and efficiencies gained through improved installation execution and project selectivity in the North America security business. Additionally, the year ended September 28, 2012 included a charge of $29 million for the settlement of an ERISA partial withdrawal liability assessment. These items were partially offset by unfavorable impacts due to separation costs as well as dis-synergy costs related to the 2012 separation.
Operating income for the year ended September 28, 2012 decreased $51 million, or 12.0%, to $374 million, as compared to operating income of $425 million for the year ended September 30, 2011. Operating income for the year ended September 28, 2012 declined due to restructuring and asset impairment charges related to organizational realignment.

Key items impacting operating income for fiscal 2013, 2012 and 2011 are as follows:

	For the Years Ended
($ in millions)	September 27, 2013	September 28, 2012	September 30, 2011
Separation costs	$49	$2	$—
Restructuring, repositioning and asset impairment charges, net	36	45	7
Legacy legal charges	—	29	—
ROW Installation & Services:
ROW Installation & Services designs, sells, installs, services and monitors electronic security systems and fire detection and suppression systems for commercial, industrial, retail, residential, small business, institutional and governmental customers in our Continental Europe, United Kingdom, Asia, Pacific and Growth Markets regions, which are collectively our ROW regions.
Financial information for ROW Installation & Services for the years ended September 27, 2013, September 28, 2012 and September 30, 2011 were as follows:

	For the Years Ended
($ in millions)	September 27, 2013	September 28, 2012	September 30, 2011
Net revenue	4,417	$4,341	$4,434
Net revenue growth (decline)	1.8%	(2.1)%	NA
Organic revenue growth	1.0%	1.9%	NA
Operating income	$433	$456	$405
Operating margin	9.8%	10.5%	9.1%
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Fiscal 2013 Compared to Fiscal 2012	Fiscal 2012 Compared to Fiscal 2011
Organic revenue growth	$42	$81
Acquisitions	93	105
Divestitures	(10)	(54)
Impact of foreign currency	(49)	(178)
Other	—	(47)
Total change	$76	$(93)
Net revenue increased $76 million, or 1.8%, to $4,417 million for the year ended September 27, 2013 as compared to $4,341 million for the year ended September 28, 2012. Organic revenue growth for the year ended September 27, 2013 was driven by service revenue growth in Growth Markets, Asia and Continental Europe, partially offset by a decline in our Pacific region. The growth in service revenue was partially offset by a decrease in installation revenue, driven by declines in Continental Europe and the United Kingdom offset by an increase in Growth Markets. Net revenue was favorably impacted by the impact of acquisitions of $93 million, or 2.1%, primarily due to the acquisitions within the United Kingdom and our Pacific regions during fiscal 2013 as well as acquisitions in Asia during fiscal 2012. Net revenue was unfavorably impacted by the impact of divestitures of $10 million, or 0.2%. Changes in foreign currency exchanges rates unfavorably impacted net revenue by $49 million, or 1.1%.
Net revenue decreased $93 million, or 2.1%, to $4,341 million for the year ended September 28, 2012 as compared to $4,434 million for the year ended September 30, 2011. Organic revenue growth for the year ended September 28, 2012 was driven by increased revenue in Asia and Growth Markets, partially offset by continued softness in Continental Europe and the United Kingdom. Net revenue for the year ended September 28, 2012 was impacted by the 53rd week of revenue during fiscal 2011, which is included within Other above.

Operating Income
Operating income for the year ended September 27, 2013 decreased $23 million, or 5.0%, to $433 million, as compared to operating income of $456 million for the year ended September 28, 2012. Operating income for the year ended September 27, 2013 decreased primarily due to an increase in restructuring charges and loss on divestitures, partially offset by our continued focus on increasing higher margin service revenue, as well as the benefit of ongoing cost saving initiatives.
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
Key items impacting operating income for fiscal 2013, 2012 and 2011 are as follows:

	For the Years Ended
($ in millions)	September 27, 2013	September 28, 2012	September 30, 2011
Restructuring, repositioning and asset impairment charges, net	$67	$36	$64
Loss on divestitures	14	7	29
Acquisition and integration costs	2	4	4
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
Financial information for Global Products for the years ended September 27, 2013, September 28, 2012 and September 30, 2011 were as follows:

	For the Years Ended
($ in millions)	September 27, 2013	September 28, 2012	September 30, 2011
Net revenue	$2,339	$2,100	$1,754
Net revenue growth	11.4%	19.7%	NA
Organic revenue growth	6.3%	10.1%	NA
Operating income	$307	$353	$295
Operating margin	13.1%	16.8%	16.8%
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Fiscal 2013 Compared to Fiscal 2012	Fiscal 2012 Compared to Fiscal 2011
Organic revenue growth	$133	$178
Acquisitions	68	221
Impact of foreign currency	(3)	(38)
Other	41	(15)
Total change	$239	$346
Net revenue increased $239 million, or 11.4%, to $2,339 million for the year ended September 27, 2013 as compared to $2,100 million for the year ended September 28, 2012. Organic revenue growth for the year ended September 27, 2013 was driven by growth across all three of our product platforms. Net revenue was favorably impacted by acquisitions of $68 million, or 3.2%, primarily due to acquisitions within our fire and security products businesses during fiscal 2013 and 2012. Net revenue was also favorably impacted by contractual revenue from ADT under the 2012 Separation and Distribution Agreement of $39 million or 1.9%, included within Other above.
Net revenue increased $346 million, or 19.7%, to $2,100 million for the year ended September 28, 2012 as compared to $1,754 million for the year ended September 30, 2011. Organic revenue growth for the year ended September 28, 2012 was driven by continued growth from existing product lines, expansion in key verticals and introduction of new products. Net revenue for the year ended September 28, 2012 was impacted by the 53rd week of revenue during fiscal 2011 included within Other above.
Operating Income
Operating income for the year ended September 27, 2013 decreased $46 million, or 13.0%, to $307 million, as compared to operating income of $353 million for the year ended September 28, 2012. Operating income for the year ended September 27, 2013 was unfavorably impacted by charges of $100 million recorded in the first half of fiscal 2013 for additional environmental remediation activities planned for a facility located in Marinette, Wisconsin. See Note 13 to our Consolidated Financial Statements for further information. Our operating income for the year ended September 27, 2013 was favorably impacted by net revenue growth and operational improvements partially offset by additional investments in research and development and sales and marketing costs.
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
Key items impacting operating income for fiscal 2013, 2012 and 2011 are as follows:

	For the Years Ended
($ in millions)	September 27, 2013	September 28, 2012	September 30, 2011
Environmental remediation costs - Marinette	$100	$17	$11
Restructuring, repositioning and asset impairment charges, net	12	10	(7)
Acquisition and integration costs	2	4	1
Corporate and Other
Corporate expense decreased $179 million, or 35.9%, to $319 million for the year ended September 27, 2013 as compared to $498 million for the year ended September 28, 2012. The decrease in Corporate expense for the year ended September 27, 2013 was primarily due to a smaller corporate footprint as a result of the 2012 Separation as well as lower separation costs. Corporate expense also decreased due to a decline in net asbestos charges to $12 million in the year ended September 27, 2013 from $111 million in the prior year period. The net asbestos charges for the year ended September 27, 2013 primarily relate to the Yarway Corporation, one of the Company's indirect subsidiaries, which filed for bankruptcy protection during the third quarter of fiscal 2013. The net asbestos charges during the year ended September 28, 2012 were primarily due to the Company revising its look-back period for historical claim experience for the past five years to the past three years, as well as its look-forward period related to the projection of future claims from seven years to fifteen years. The decreases in Corporate expense were partially offset by a charge of $27 million resulting from the write-off of an insurance receivable that had been established in respect of a legacy claim as well as a net benefit in the prior year period of approximately $33 million, primarily resulting from the reversal of a compensation reserve established in respect of legacy litigation with former management. See Note 13 to the Consolidated Financial Statements for additional information related to our asbestos and legacy legal matters.
Corporate expense increased $355 million, or 248.3%, to $498 million for the year ended September 28, 2012 as compared to an expense of $143 million for the year ended September 30, 2011. The increase in corporate expense was primarily due to the net gain on divestiture of $253 million during the year ended September 30, 2011 as a result of the divestiture of a majority interest in the Company's former Electrical and Metal Products business in fiscal 2011. Corporate expense was favorably impacted by cost containment initiatives during the year ended September 28, 2012.

Key items included in corporate expense for fiscal 2013, 2012 and 2011 are as follows:

	For the Years Ended
($ in millions)	September 27, 2013	September 28, 2012	September 30, 2011
Legacy legal charges	$27	$17	$20
Separation costs	20	70	—
Restructuring, repositioning and asset impairment charges	19	13	14
Asbestos related charges	12	111	10
Loss (gain) on divestitures	5	7	(253)
Former management compensation reversal	—	(50)	—
Notes receivable write-off	—	—	5
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
Asbestos-Related Contingencies and Insurance Receivables—We and certain of our subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. We estimate the liability and corresponding insurance recovery for pending and future claims and defense costs based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made in the future during a defined period of time (the look-forward period). On a quarterly basis, the Company assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, the Company considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and the Company's defense strategy. The Company also evaluates the recoverability of its insurance receivable on a quarterly basis. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance receivable is warranted.
In connection with the recognition of liabilities for asbestos-related matters, we record asbestos-related insurance recoveries that are probable. The estimate of asbestos-related insurance recoveries represents estimated amounts due to us for previously paid and settled claims and the probable reimbursements relating to estimated liability for pending and future claims. In determining the amount of insurance recoverable, we consider available insurance, allocation methodologies, solvency and creditworthiness of the insurers. See Note 13 to the Consolidated Financial Statements for a discussion on management's judgments applied in the recognition and measurement of asbestos-related assets and liabilities.
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
We recorded no goodwill impairments in conjunction with our annual goodwill impairment assessment performed during the fourth quarter of fiscal 2013.
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
Pension and Postretirement Benefits—Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions resulting in actuarial gains and losses. For active plans, such actuarial gains and losses will be amortized over the average expected service period of the participants and in the case of inactive plans over the average remaining life expectancy of participants. The discount rate represents the market rate for high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. A 25 basis point decrease in the discount rate would increase the present value of pension obligations by approximately $79 million and increase our annual pension expense by approximately $2 million. We consider the relative weighting of plan assets by class, historical performance of asset classes over long-term periods, asset class performance expectations as well as current and future economic conditions in determining the expected long-term return on plan assets. A 25 basis point decrease in the expected long-term return on plan assets would increase our annual pension expense by approximately $5 million.
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
As of September 27, 2013 and September 28, 2012, our cash and cash equivalents, short- and long-term debt, and Tyco shareholder's equity are as follows:

	As of
($ in millions)	September 27, 2013	September 28, 2012
Cash and cash equivalents	$563	$844
Total debt	$1,463	$1,491
Shareholders' equity	$5,098	$4,994
Total debt as a % of total capital	22.3%	23.0%
The Company expects to pay (i) approximately $100 million, within the next 12 months, to settle intercompany liabilities due to Yarway and (ii) $163 million to settle certain pre-2012 Separation related tax liabilities. Although the timing and amounts of these payments are subject to a number of uncertainties, the Company expects to issue up to $500 million of long-term debt throughout fiscal 2014 to ensure that sufficient funds are available on a cost-effective basis for these and other general corporate purposes. See Notes 13 and 6, respectively, to the Consolidated Financial Statements.
Sources and uses of cash
In summary, our cash flows from operating, investing, and financing from continuing operations for fiscal 2013, 2012 and 2011 were as follows:

	For the Years Ended
($ in millions)	September 27, 2013	September 28, 2012	September 30, 2011
Net cash provided by operating activities	$841	$701	$661
Net cash used in investing activities	(655)	(582)	(61)
Net cash used in financing activities	(456)	(508)	(938)
Cash flow from operating activities

Cash flow from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for items such as restructuring activities, pension funding, income taxes and other items impact reported cash flow.
The net change in working capital decreased operating cash flow by $415 million in 2013. The significant changes in working capital included a $213 million decrease in accrued expenses and other current liabilities, an $87 million increase in accounts receivable, and a $34 million increase in inventories, partially offset by an $52 million decrease in prepaid expenses and other current assets.
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
During 2013, 2012 and 2011, we paid approximately $84 million, $89 million and $90 million, respectively, in cash related to restructuring activities. See Note 4 to our Consolidated Financial Statements for further information regarding our restructuring activities.
In connection with the 2012 Separation, we paid $165 million, $18 million and nil in separation costs during 2013, 2012 and 2011, respectively.
During 2013, 2012 and 2011, we made environmental remediation payments related to environmental remediation activities for a facility located in Marinette, Wisconsin, of $51 million, $10 million and $5 million, respectively.
During the years ended September 27, 2013, September 28, 2012 and September 30, 2011 we made required contributions of $56 million, $88 million and $63 million, respectively, to our U.S. and non-U.S. pension plans. We also made voluntary contributions of nil during the years ended September 27, 2013 and September 28, 2012 and approximately $12 million during the year ended September 30, 2011 to our U.S. plans. The Company anticipates that it will contribute at least the minimum required to its pension plans in 2014 of $25 million for the U.S. plans and $35 million for non-U.S. plans.
Income taxes paid, net of refunds, related to continuing operations were $155 million, $147 million and $121 million in 2013, 2012 and 2011, respectively.
Net interest paid related to continuing operations were $79 million, $201 million and $195 million in 2013, 2012 and 2011, respectively.
Cash flow from investing activities
Cash flows related to investing activities consist primarily of cash used for capital expenditures and acquisitions, and proceeds derived from divestitures of businesses and assets.
We made capital expenditures of $377 million, $406 million and $371 million during 2013, 2012 and 2011, respectively. The level of capital expenditures in fiscal year 2014 is expected to exceed the spending levels in fiscal year 2013 and is also expected to exceed depreciation expense.
During 2013, we paid cash for acquisitions included in continuing operations totaling $229 million, net of $9 million cash acquired, which primarily related to the acquisition of Exacq Technologies within our Global Products segment. During 2012, we paid cash for acquisitions included in continuing operations totaling $217 million, net of cash acquired of $17 million, which primarily related to the acquisition of Visonic Ltd. within our Global Products segment. During 2011, we paid cash for acquisitions included in continuing operations totaling $353 million, net of cash acquired of $3 million, which primarily related to the acquisitions of Signature Security Group within our ROW Installation & Services segment and Chemguard within our Global Products segment.
During 2013 and 2011, we received cash proceeds, net of cash divested, of $17 million and $709 million, respectively, for divestitures. During 2012, cash paid related to divestitures was $5 million. The cash proceeds in 2011 primarily related to the sale of a majority interest in our Electrical and Metal Products business of $713 million. See Note 3 to our Consolidated Financial Statements for further information.
We maintain captive insurance companies to manage certain of our insurable liabilities. The captive insurance companies hold certain investment accounts for the purposes of providing collateral for our insurable liabilities. During the year ended

September 27, 2013, our captive insurance companies made net purchases of investments of $45 million and during the years ended September 28, 2012 and September 30, 2011, our captive insurance companies made net sales of investments of $41 million and $26 million, respectively.
Cash flow from financing activities
Cash flows from financing activities relate primarily to proceeds received from incurring debt and issuing stock, and cash used to repay debt, repurchase stock and make dividend payments to shareholders.
During the fourth quarter of 2012, in connection with the Separation, Tyco and its finance subsidiary, Tyco International Finance S.A. ("TIFSA"), redeemed various debt securities maturing from 2013 to 2023 issued by TIFSA and/or Tyco, in an aggregate principal amount of $2.6 billion. See Note 10 to our Consolidated Financial Statements for further information.
On June 22, 2012, TIFSA, as the Borrower, and the Company as the Guarantor, entered into a Five-Year Senior Unsecured Credit Agreement providing for revolving credit commitments in the aggregate amount of $1.0 billion (the "2012 Credit Agreement"). In connection with entering into the 2012 Credit Agreement, TIFSA and the Company terminated the existing Four-Year Senior Unsecured Credit Agreement, dated March 24, 2011, which provided for revolving credit commitments in the aggregate amount of $750 million. Additionally, the Company's Five-Year Senior Unsecured Credit Agreement, dated April 25, 2007, terminated on September 28, 2012.
As a result of entering into the 2012 Credit Agreement and the terminations described above, we had total commitments as of September 27, 2013 of $1.0 billion under our revolving credit facility. As of September 27, 2013, there were no amounts drawn under this revolving credit facility.
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
During 2013 and 2012, TIFSA issued commercial paper to U.S. institutional accredited investors and qualified institutional buyers. Borrowings under the commercial paper program are available for general corporate purposes. As of September 27, 2013 and September 28, 2012, TIFSA had no commercial paper outstanding. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $1 billion as of September 27, 2013.
On January 12, 2011, TIFSA issued $250 million aggregate principal amount of 3.75% notes due on January 15, 2018 (the "2018 Notes") and $250 million aggregate principal amount of 4.625% notes due on January 15, 2023 (the "2023 Notes"), which are fully and unconditionally guaranteed by the Company. TIFSA received net cash proceeds of approximately $494 million. The net proceeds, along with other available funds, were used to fund the repayment of all of our outstanding 6.75% notes due in February 2011 with a principal amount of $516 million. $183 million aggregate principal amount of the 2018 Notes and $208 million aggregate principal amount of the 2023 Notes were redeemed in the fourth quarter of 2012, in connection with the Separation, as described above.
Pursuant to our share repurchase program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved trading plan in accordance with applicable regulations. In January 2013, the Company's Board of Directors approved an additional $600 million in share repurchase authority. During the year ended September 27, 2013, we repurchased approximately 10 million common shares for approximately $300 million under our 2011 and 2013 share repurchase programs, which completed the 2011 program. During the year ended September 28, 2012, we repurchased approximately 11 million common shares for approximately $500 million under the 2011 share repurchase program. During the year ended September 30, 2011, we repurchased approximately 30 million common shares for approximately $1.3 billion under the 2011, 2010 and 2008 share repurchase programs, which completed both the 2010 and 2008 programs.
On March 6, 2013, our shareholders approved a cash dividend of $0.64 per common share payable to shareholders in four quarterly installments of $0.16 in May 2013, August 2013, November 2013 and February 2014. On March 7, 2012, our shareholders approved a cash dividend of $0.50 per common share payable to shareholders in two quarterly installments of $0.25 each on May 23, 2012 and August 22, 2012. Additionally, on September 17, 2012, our shareholders approved another cash dividend of $0.30 per common share payable to shareholders in two quarterly installments of $0.15 per share to be paid November 15, 2012 and February 20, 2013. The $0.30 dividend reflects the impact of the 2012 Separation on the Company's dividend policy. During fiscal 2013, 2012 and 2011, we paid cash dividends of approximately $288 million, $461 million and $458 million, respectively. See Note 15 to our Consolidated Financial Statements for further information.

Management believes that cash generated by or available to us should be sufficient to fund our capital and operational business needs for the foreseeable future, including capital expenditures, quarterly dividend payments and share repurchases.
Commitments and Contingencies
For a detailed discussion of contingencies related to tax and litigation matters and governmental investigations, see Notes 6 and 13 to our Consolidated Financial Statements.
Contractual Obligations
Contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable operating leases and purchase obligations as of September 27, 2013 are as follows ($ in millions):

	Fiscal Year
	2014	2015	2016	2017	2018	Thereafter	Total
Debt principal(1)	$—	$—	$258	$—	$67	$1,111	$1,436
Interest payments(2)	93	93	88	84	83	129	570
Operating leases	158	128	107	75	29	40	537
Purchase obligations(3)	334	64	42	21	—	20	481
Total contractual cash obligations(4)	$585	$285	$495	$180	$179	$1,300	$3,024
_______________________________________________________________________________

(1)	Debt principal consists of the aggregate principal amount of our public debt outstanding, excluding debt discount, swap activity and interest.

(2)	Interest payments consist of interest on our fixed interest rate debt.

(3)	Purchase obligations consist of commitments for purchases of goods and services.

(4)
Other long-term liabilities excluded from the above contractual obligation table primarily consist of the following: pension and postretirement costs (see Note 14 to the Consolidated Financial Statements), income taxes (see Note 6 to the Consolidated Financial Statements), contingent consideration (see Note 5 to the Consolidated Financial Statements), warranties (see Note 11 to the Consolidated Financial Statements) and environmental liabilities (see Note 13 to the Consolidated Financial Statements). We are unable to estimate the timing of payment for these items due to the inherent uncertainties related to these obligations. However, the minimum required contributions to our pension plans are expected to be approximately $60 million in 2014 and we do not expect to make any material contributions in 2014 related to postretirement benefit plans.

As of September 27, 2013 we recorded gross unrecognized tax benefits of $257 million and gross interest and penalties of $41 million. We are unable to make a reasonably reliable estimate of the timing for the remaining payments in future years; therefore, such amounts have been excluded from the above contractual obligation table. However, based on the current status of our income tax audits, we believe that it is reasonably possible that between nil and $30 million in unrecognized tax benefits may be resolved in the next twelve months. Although the Company had unrecognized tax benefits that, if recognized, would affect the effective tax rate, the Company had net operating loss carryforwards which would offset the cash impact of any such recognition of unrecognized tax benefits relating to the current year.
In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our financial position, results of operations or cash flows.
In connection with the 2012 Separation we entered into a liability sharing agreement regarding certain actions that were pending against Tyco prior to the 2012 Separation. Under the 2012 Tax Sharing Agreement, Pentair, Tyco and ADT share (i) certain pre-Distribution income tax liabilities that arise from adjustments made by tax authorities to Tyco Flow Control's, Tyco's and ADT's U.S. income tax returns, and (ii) payments required to be made by Tyco with respect to the 2007 Tax Sharing Agreement, excluding approximately $175 million of pre-2012 Separation related tax liabilities that were anticipated to be paid prior to the 2012 Separation (collectively, "Shared Tax Liabilities"). The Company will be responsible for the first $500 million of Shared Tax Liabilities. Pentair and ADT will share 42% and 58%, respectively, of the next $225 million of Shared Tax Liabilities. Pentair, ADT and Tyco will share 20%, 27.5% and 52.5%, respectively, of Shared Tax Liabilities above $725 million. The Company expects to pay $163 million to settle certain pre-2012 Separation related tax liabilities. The timing and amounts of these payments are subject to a number of uncertainties and could change. See Notes 13 and 6, respectively, to the Consolidated Financial Statements.

In connection with the 2007 Separation, we entered into a liability sharing agreement regarding certain actions that were pending against Tyco prior to the 2007 Separation. Under the 2007 Separation and Distribution Agreement and 2007 Tax Sharing Agreement, we have assumed 27%, Covidien has assumed 42% and TE Connectivity has assumed 31% of certain Tyco pre-Separation contingent and other corporate liabilities, which, as of September 27, 2013, primarily relate to tax contingencies and potential actions with respect to the spin-offs or the distributions made or brought by any third party.
Backlog
We had a backlog of unfilled orders of $5,326 million and $5,142 million as of September 27, 2013 and September 28, 2012, respectively.
The Company's backlog includes recurring revenue-in-force and long-term deferred revenue for upfront fees from its NA and ROW Installation & Services segments. Revenue-in-force represents 12 months' revenue associated with monitoring and maintenance services under contract in the security and fire business. Backlog by segment was as follows ($ in millions):

	NA Installation & Services	ROW Installation & Services	Global Products	Total
As of September 28, 2012
Backlog	$955	$910	$159	$2,024
Recurring Revenue in Force	1,227	1,496	—	2,723
Deferred Revenue	325	70	—	395
Total Backlog	$2,507	$2,476	$159	$5,142
As of September 27, 2013
Backlog	$908	$1,015	$196	$2,119
Recurring Revenue in Force	1,239	1,602	—	2,841
Deferred Revenue	296	70	—	366
Total Backlog	$2,443	$2,687	$196	$5,326
Backlog increased $184 million, or 3.6%, to $5,326 million as of September 27, 2013 as compared to $5,142 million in the prior year. The net increase in backlog as of September 27, 2013 was due to a $211 million increase in total backlog in our ROW Installation & Services segment, partially offset by a $64 million decrease in total backlog in our NA Installation & Services segment. The increase in total backlog as of September 27, 2013 in our ROW Installation & Services segment was primarily due to a $106 million increase in recurring revenue-in-force across all regions as well as a $105 million increase in backlog across all regions, driven in part by acquisitions in our Asia-Pacific region. The decrease in total backlog as of September 27, 2013 in our NA Installation & Services segment was driven by a $47 million decrease in backlog, a $12 million increase in recurring revenue-in-force and a $29 million decrease in deferred revenue as a result of continued pressure in our North America security business, partially offset by improvements in our North America fire business. Changes in foreign currency had an unfavorable impact on backlog of $67 million, or 1.3%.
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
There are certain guarantees or indemnifications extended among Tyco, Covidien, TE Connectivity, ADT and Pentair in accordance with the terms of the 2007 and 2012 Separation and Distribution Agreements and the Tax Sharing Agreements. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreements. At the time of the 2007 and 2012 Separations, we recorded liabilities necessary to recognize the fair value of such guarantees and indemnifications. See Note 6 to the Consolidated Financial Statements for further discussion of the Tax Sharing Agreements. In addition, prior to the 2007 and 2012 Separations we provided support in the form of financial and/or performance guarantees to various Covidien, TE Connectivity, ADT and Tyco Flow Control operating entities. To the extent these guarantees were not assigned in connection with the 2007 and 2012 Separations, we assumed primary liability on any remaining such support. See Note 11 to the Consolidated Financial Statements for a discussion of these liabilities.
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
As of September 27, 2013, we had total outstanding letters of credit and bank guarantees of approximately $424 million.
For a detailed discussion of guarantees and indemnifications, see Note 11 to the Consolidated Financial Statements.
Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements.
Non-U.S. GAAP Measure
In an effort to provide investors with additional information regarding our results as determined by U.S. GAAP, we also disclose the non-U.S. GAAP measure of organic revenue growth (decline). We believe that this measure is useful to investors in evaluating our operating performance for the periods presented. When read in conjunction with our U.S. GAAP revenue, it enables investors to better evaluate our operations without giving effect to fluctuations in foreign exchange rates and acquisition and divestiture activity, either of which may be significant from period to period. In addition, organic revenue growth (decline) is a factor we use in internal evaluations of the overall performance of our business. This measure is not a financial measure under U.S. GAAP and should not be considered as a substitute for revenue as determined in accordance with U.S. GAAP, and it may not be comparable to similarly titled measures reported by other companies. Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations, acquisitions and divestitures and other changes that may not reflect underlying results and trends (for example, the 53rd week of operations in fiscal year 2011). Our organic growth (decline) calculations incorporate an estimate of prior year reported net revenue associated with acquired entities that have been fully integrated within the first year, and exclude prior year net revenue associated with entities that do not meet the criteria for discontinued operations which have been divested within the past year ("adjusted number"). We calculate the rate of organic growth (decline) based on the adjusted number to better reflect the rate of growth (decline) of the combined business, in the case of acquisitions, or the remaining business, in the case of dispositions. We base the rate of organic growth (decline) for acquired businesses that are not fully integrated within the first year upon unadjusted historical net revenue. Foreign currency fluctuations are calculated by subtracting (i) the U.S. dollar equivalent of local currencies for the current period using monthly weighted average exchange rates for the prior period from (ii) the U.S. dollar equivalent of local currencies for the current period using monthly weighted average exchange rates for the current period. We may use organic revenue growth (decline) as a component of our compensation programs.
The table below details the components of organic revenue growth (decline) and reconciles the non-U.S. GAAP measure to U.S. GAAP net revenue growth (decline).

Fiscal 2013

	Net Revenue for Fiscal 2012	Base Year Adjustments (Divestitures)	Adjusted Fiscal 2012 Base Revenue	Foreign Currency	Acquisitions	Other(2)	Organic Revenue	Organic Growth (Decline) Percentage(1)	Net Revenue for Fiscal 2013
	($ in millions)
NA Installation & Services	$3,962	$(30)	$3,932	$(3)	$7	$—	$(45)	(1.1)%	$3,891
ROW Installation & Services	4,341	(10)	4,331	(49)	93	—	42	1.0%	4,417
Global Products	2,100	2	2,102	(3)	68	39	133	6.3%	2,339
Total Net Revenue	$10,403	$(38)	$10,365	$(55)	$168	$39	$130	1.3%	$10,647
_______________________________________________________________________________

(1)	Organic revenue growth percentage based on adjusted fiscal 2012 base revenue.

(2)	Amount represents contractual revenue from ADT under the 2012 Separation and Distribution Agreement which is excluded from the organic revenue calculation.
Fiscal 2012

	Net Revenue for Fiscal 2011	Base Year Adjustments (Divestitures)	Adjusted Fiscal 2011 Base Revenue	Foreign Currency	Acquisitions	Other(2)	Organic Revenue	Organic Growth (Decline) Percentage(1)	Net Revenue for Fiscal 2012
	($ in millions)
NA Installation & Services	$4,022	$—	$4,022	$(10)	$4	$(42)	$(12)	(0.3)%	$3,962
ROW Installation & Services	4,434	(67)	4,367	(178)	105	(34)	81	1.9%	4,341
Global Products	1,754	13	1,767	(38)	221	(28)	178	10.1%	2,100
Total before Corporate and other	$10,210	$(54)	$10,156	$(226)	$330	$(104)	$247	2.4%	$10,403
Corporate and Other(3)	347	(347)	—	—	—	—	—	—%	—
Total Net Revenue	$10,557	$(401)	$10,156	$(226)	$330	$(104)	$247	2.4%	$10,403
_______________________________________________________________________________

(1)	Organic revenue growth percentage based on adjusted fiscal 2011 base revenue.

(2)	Amounts represent the impact of the 53rd week of revenue for each segment during fiscal 2011 at fiscal 2012 foreign exchange rates.

(3)	Corporate and Other includes the former Electrical and Metal products business of which we divested a majority interest in during the first quarter of 2011.

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

•	the outcome of litigation, arbitrations and governmental proceedings;

•	effect of income tax audits, litigation, settlements and appeals;

•	our ability to repay or refinance our outstanding indebtedness as it matures;

•	our ability to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;

•	interest rate fluctuations and other changes in borrowing costs, or other consequences of volatility in the capital or credit markets;

•	other capital market conditions, including availability of funding sources and currency exchange rate fluctuations;

•	availability of and fluctuations in the prices of key raw materials;

•	changes affecting customers or suppliers;

•	economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders;

•	our ability to achieve anticipated cost savings;

•	our ability to execute our portfolio refinement and acquisition strategies, including successfully integrating acquired operations;

•	potential impairment of our goodwill, intangibles and/or our long-lived assets;

•	our ability to realize the intended benefits of the 2012 Separation, including the integration of our commercial security and fire protection businesses;

•	other risks associated with the 2012 Separation, for example the risk that we may be liable for certain contingent liabilities of the spun-off entities if they were to become insolvent;

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

•	natural events such as severe weather, fires, floods and earthquakes, or acts of terrorism or cyber-attacks.
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
Foreign Currency Exposures
We hedge our exposure to fluctuations in foreign currency exchange rates related to operating entities through the use of forward foreign currency exchange contracts. Additionally, for our corporate financing entities we manage the foreign currency exposure through a combination of multi-currency notional pool and forward contracts. Our largest exposure to foreign exchange rates exists primarily with the British pound, Euro, Australian dollar, Canadian dollar, Mexican peso and Korean won against the U.S. dollar. The market risk related to the forward foreign currency exchange contract is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on the market rates in effect on September 27, 2013. A 10% appreciation of the U.S. dollar relative to the local currency exchange rates would result in a $11 million net decrease in the fair value of the contracts. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would result in a $14 million net increase in the fair value of the contracts. However, gains or losses on these derivative instruments are economically offset by the gains or losses on the underlying transactions.

Prior to the first quarter of fiscal 2012, we hedged net investments in certain foreign operations through the use of foreign currency exchange forward contracts. The objective was to minimize the exposure to changes in the value of the foreign currency denominated net investment. As of the quarter ended December 30, 2011, we terminated our net investment hedge. Accordingly, the aggregate notional amount of these hedges was nil for both September 27, 2013 and September 28, 2012.
As of both September 27, 2013 and September 28, 2012, $2.0 billion of intercompany loans have been designated as permanent in nature. For the fiscal years ended September 27, 2013, September 28, 2012 and September 30, 2011, we recorded $3 million and $48 million of cumulative translation gain and $2 million of a cumulative translation loss, respectively, through accumulated other comprehensive loss related to these loans.
Interest Rate Exposures
We manage interest rate risk through the use of interest rate swap transactions with financial institutions acting as principal counterparties, which are designated as fair value hedges for accounting purposes. Since the third quarter of 2009, TIFSA has been entering into interest rate swap transactions with the objective of managing the exposure to interest rate risk by converting interest rates of fixed-rate debt to variable rates. In these contracts, TIFSA agrees with financial institutions acting as principal counterparties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. In connection with the debt tenders and redemption during the quarter ended September 28, 2012, TIFSA settled all outstanding interest rate swaps. Accordingly, as of September 27, 2013 and September 28, 2012, the total gross notional amount of our interest rate swap contracts was nil for both periods.
Item 8.    Financial Statements and Supplementary Data
The following consolidated financial statements and schedule specified by this Item, together with the report thereon of Deloitte & Touche LLP, are presented following Item 15 of this report:
Financial Statements:

Management's Responsibility for Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended September, 27, 2013, September 28, 2012 and September 30, 2011
Consolidated Statements of Comprehensive Income for the years ended September, 27, 2013, September 28, 2012 and September 30, 2011
Consolidated Balance Sheets as of the years ended September 27, 2013 and September 28, 2012
Consolidated Statements of Shareholders' Equity for the years ended September 27, 2013, September 28, 2012 and September 30, 2011
Consolidated Statements of Cash Flows for the years ended September 27, 2013, September 28, 2012 and September 30, 2011
Notes to Consolidated Financial Statements
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 27, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as and when required.
There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 27, 2013 that have materially affected, or are reasonably likely to materially affect, these internal controls.
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
Management assessed the effectiveness of our internal control over financial reporting as of September 27, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its framework, Internal Control—Integrated Framework (1992). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our assessment and those criteria, management believes that the Company maintained effective internal controls over financial reporting as of September 27, 2013.
Our internal control over financial reporting as of September 27, 2013, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the Consolidated Financial Statements included in this Form 10-K, and their report is also included in this Form 10-K.
Item 9B.    Other Information
None.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
Information concerning Directors and Executive Officers may be found under the proposal regarding the election of directors and under the captions "—Committees of the Board of Directors," and "—Executive Officers" in our definitive proxy statement for our 2014 Annual General Meeting of Shareholders (the "2014 Proxy Statement"), which will be filed with the Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2014 Proxy Statement set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Information regarding shareholder communications with our Board of Directors may be found under the caption "Governance of the Company" in our 2014 Proxy Statement and is incorporated herein by reference.
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
Item 11.    Executive Compensation
Information concerning executive compensation may be found under the captions "Executive Officer Compensation," "Compensation of Non-Employee Directors," and "Governance of the Company" of our 2014 Proxy Statement. Such information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in our 2014 Proxy Statement set forth under the captions "Executive Officer Compensation" and "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information in our 2014 Proxy Statement set forth under the captions "Governance of the Company" and "Committees of the Board" is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information in our 2014 Proxy Statement set forth under the proposal related to the election of auditors is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)	(1) and (2) Financial Statements and Supplementary Data—See Item 8.

(b)	Exhibit Index:

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
10.3
Change in Control Severance Plan for Certain U.S. Officers and Executives, amended and restated as of October 1, 2012 (Incorporated by reference to Exhibit 10.3 to Tyco International Ltd.'s Annual Report on Form 10-K for the year ended September 28, 2012 filed on November 16, 2012).(1)

10.4
Tyco International (US) Inc. Severance Plan for U.S. Officers and Executives Plan, amended and restated as of October 1, 2012 (Incorporated by reference to Exhibit 10.4 to Tyco International Ltd.'s Annual Report on Form 10-K for the year ended September 28, 2012 filed on November 16, 2012).(1)

10.5
Employment Offer Letter dated April 2, 2012 between Tyco International Ltd. and George R. Oliver (Incorporated by reference to Exhibit 10.5 to Tyco International Ltd.'s Annual Report on Form 10-K for the year ended September 28, 2012 filed on November 16, 2012).(1)

10.6
Employment Offer Letter dated May 3, 2012 between Tyco International Ltd. and Arun Nayar (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on May 8, 2012).(1)

10.7
Tyco Supplemental Savings and Retirement Plan, amended and restated effective January 1, 2005 (Incorporated by reference to Exhibit 10.27 to Tyco International Ltd.'s Annual Report on Form 10-K for the year ended September 30, 2005 filed on December 9, 2005).(1)

Exhibit Number
10.8
Agreement and General Release dated September 28, 2012 between Tyco International Ltd. and Edward D. Breen (Incorporated by reference to Exhibit 10.4 to Tyco International Ltd.'s Annual Report on Form 10-K for the year ended September 28, 2012 filed on November 16, 2012).(1)

10.9	Form of terms and conditions for Option Awards, Restricted Unit Awards, Performance Share Awards under the 2012 Stock and Incentive Plan for fiscal 2014 (filed herewith).(1)
10.10
Form of terms and conditions for Option Awards, Restricted Unit Awards and Performance Share Awards under the 2004 Stock and Incentive Plan for fiscal 2013 (Incorporated by reference to Exhibit 10.11 to Tyco International Ltd.'s Annual Report on Form 10-K for the year ended September 28, 2012 filed on November 16, 2012).(1)

10.11
Form of terms and conditions for Option Awards, Restricted Unit Awards and Performance Share Awards under the 2012 Stock and Incentive Plan for fiscal 2012 (Incorporated by reference to Exhibits 99.1, 99.2 and 99.3 to Tyco International Ltd.'s Current Report on Form 8-K filed on October 14, 2011).(1)

10.12
Form of terms and conditions for Restricted Stock Unit Awards for Directors under the 2012 Stock and Incentive Plan (Incorporated by reference to Exhibit 10.13 to Tyco International Ltd.'s Annual Report on Form 10-K for the year ended September 28, 2012 filed on November 16, 2012).(1)

10.13
Credit Agreement, dated as of June 22, 2012, among Tyco International Finance S.A., Tyco International Ltd., the Lenders party thereto, and Citibank, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on June 27, 2012).

10.14
Tax Sharing Agreement by and among Tyco International Ltd., Covidien Ltd., and Tyco Electronics Ltd., dated June 29, 2007 (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on July 6, 2007).

10.15
Tax Sharing Agreement, dated September 28, 2012 by and among Pentair Ltd., Tyco International Ltd., Tyco International Finance S.A. and The ADT Corporation (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on October 1, 2012).

10.16
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
101
Financial statements from the Annual Report on Form 10-K of Tyco International Ltd. for the fiscal year ended September 27, 2013 formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) the Notes to Consolidated Financial Statements.

_______________________________________________________________________________

(1)	Management contract or compensatory plan.

(2)	See Item 15(a)(3) above.

(3)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:	/s/ ARUN NAYAR
Arun Nayar Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on November 14, 2013 in the capacities indicated below.

Name	Title

/s/ GEORGE R. OLIVER	Chief Executive Officer and Director (Principal Executive Officer)
George R. Oliver

/s/ ARUN NAYAR	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Arun Nayar

/s/ SAM ELDESSOUKY	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Sam Eldessouky

*
Edward D. Breen	Director

*
Michael E. Daniels	Director

*
Frank M. Drendel	Director

*
Brian Duperreault	Director

Name	Title

*
Rajiv L. Gupta	Director

*
John A. Krol	Director

*
Dr. Brendan R. O'Neill	Director

*
Sandra S. Wijnberg	Director

*
R. David Yost	Director

*Judith A. Reinsdorf, by signing her name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed as Exhibit 24.1 to this Report.

/s/ JUDITH A. REINSDORF
By:	Judith A. Reinsdorf Attorney-in-fact

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
Dedication to Governance, Controls and Financial Reporting
Throughout 2013, we continued to maintain and enhance internal controls over financial reporting, disclosures and corporate governance practices. We believe that a strong control environment is a dynamic process. Therefore, we intend to continue to devote the necessary resources to maintain and improve our internal controls and corporate governance.
Our Audit Committee meets regularly and separately with management, Deloitte & Touche LLP, our independent auditors, and our internal auditors to discuss financial reports, controls and auditing.
We, our Board and our Audit Committee are all committed to excellence in governance, financial reporting and controls.

/s/ GEORGE R. OLIVER	/s/ ARUN NAYAR
George R. Oliver Chief Executive Officer and Director	Arun Nayar Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Tyco International Ltd.:

We have audited the accompanying consolidated balance sheets of Tyco International Ltd. and subsidiaries (the "Company") as of September 27, 2013 and September 28, 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended September 27, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tyco International Ltd. and subsidiaries as of September 27, 2013 and September 28, 2012, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 27, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 27, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 14, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
New York, New York
November 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tyco International Ltd.:

We have audited the internal control over financial reporting of Tyco International Ltd. and subsidiaries (the "Company") as of September 27, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended September 27, 2013 of the Company and our report dated November 14, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New York, New York
November 14, 2013

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended September 27, 2013, September 28, 2012 and September 30, 2011
(in millions, except per share data)

	2013	2012	2011
Revenue from product sales	$5,953	$5,845	$5,990
Service revenue	4,694	4,558	4,567
Net revenue	10,647	10,403	10,557
Cost of product sales	4,087	3,977	4,193
Cost of services	2,679	2,649	2,697
Selling, general and administrative expenses	2,930	2,903	2,834
Separation costs (see Note 2)	8	71	—
Restructuring, asset impairment and divestiture charges (gains), net (see Notes 3 and 4)	134	118	(149)
Operating income	809	685	982
Interest income	17	19	27
Interest expense	(100)	(209)	(240)
Other expense, net	(29)	(454)	(5)
Income from continuing operations before income taxes	697	41	764
Income tax expense	(125)	(348)	(134)
Equity loss in earnings of unconsolidated subsidiaries	(48)	(26)	(12)
Income (loss) from continuing operations	524	(333)	618
Income from discontinued operations, net of income taxes	9	804	1,102
Net income	533	471	1,720
Less: noncontrolling interest in subsidiaries net (loss) income	(3)	(1)	1
Net income attributable to Tyco common shareholders	$536	$472	$1,719
Amounts attributable to Tyco common shareholders:
Income (loss) from continuing operations	$527	$(332)	$617
Income from discontinued operations	9	804	1,102
Net income attributable to Tyco common shareholders	$536	$472	$1,719
Basic earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	$1.14	$(0.72)	$1.30
Income from discontinued operations	0.01	1.74	2.33
Net income attributable to Tyco common shareholders	$1.15	$1.02	$3.63
Diluted earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	$1.12	$(0.72)	$1.29
Income from discontinued operations	0.02	1.74	2.30
Net income attributable to Tyco common shareholders	$1.14	$1.02	$3.59
Weighted average number of shares outstanding:
Basic	465	463	474
Diluted	472	463	479
See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended September 27, 2013, September 28, 2012 and September 30, 2011
(in millions)

	2013	2012	2011
Net income	$533	$471	$1,720
Other comprehensive income (loss), net of tax
Foreign currency translation	(102)	93	(143)
Defined benefit and post retirement plans	81	(163)	33
Unrealized loss on marketable securities and derivative instruments	—	—	(4)
Deconsolidation of variable interest entity due to adoption of an accounting standard	—	—	(11)
Total other comprehensive loss, net of tax	(21)	(70)	(125)
Comprehensive income	512	401	1,595
Less: comprehensive loss attributable to noncontrolling interests	(3)	(1)	(10)
Comprehensive income attributable to Tyco common shareholders	$515	$402	$1,605
See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED BALANCE SHEETS
As of September 27, 2013 and September 28, 2012
(in millions, except per share data)

	September 27, 2013	September 28, 2012
Assets
Current Assets:
Cash and cash equivalents	$563	$844
Accounts receivable, less allowance for doubtful accounts of $83 and $62, respectively	1,738	1,696
Inventories	655	634
Prepaid expenses and other current assets	857	884
Deferred income taxes	254	295
Total current assets	4,067	4,353
Property, plant and equipment, net	1,677	1,670
Goodwill	4,519	4,367
Intangible assets, net	804	771
Other assets	1,109	1,204
Total Assets	$12,176	$12,365
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$20	$10
Accounts payable	899	897
Accrued and other current liabilities	1,910	1,788
Deferred revenue	402	402
Total current liabilities	3,231	3,097
Long-term debt	1,443	1,481
Deferred revenue	400	424
Other liabilities	1,969	2,341
Total Liabilities	7,043	7,343
Commitments and Contingencies (see Note 13)
Redeemable noncontrolling interest	12	12
Tyco Shareholders' Equity:
Common shares, CHF 0.50 and CHF 6.70 par value as of September 27, 2013 and September 28, 2012, respectively, 825,222,070 shares authorized, 486,363,050 shares issued as of September 27, 2013 and September 28, 2012	208	2,792
Common shares held in treasury, 22,902,706 and 24,174,397 shares, as of September 27, 2013 and September 28, 2012, respectively	(912)	(1,094)
Contributed surplus	3,754	1,763
Accumulated earnings	3,035	2,499
Accumulated other comprehensive loss	(987)	(966)
Total Tyco Shareholders' Equity	5,098	4,994
Nonredeemable noncontrolling interest	23	16
Total Equity	5,121	5,010
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$12,176	$12,365
See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended September 27, 2013, September 28, 2012 and September 30, 2011
(in millions)

	Number of Common Shares	Common Shares at Par Value (see Note 15)	Treasury Shares	Contributed Surplus	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Loss	Total Tyco Shareholders' Equity	Non- redeemable Non- controlling Interest	Total Equity
Balance as of September 24, 2010	488	$2,948	$(976)	$12,121	$295	$(322)	$14,066	$17	$14,083
Comprehensive income:
Net income					1,719		1,719	1	1,720
Other comprehensive loss, net of tax						(114)	(114)	(11)	(125)
Cancellation of treasury shares		(160)	1,075	(915)			—		—
Dividends declared (see Note 15)		4		(466)			(462)		(462)
Shares issued from treasury for vesting of share based equity awards	7		257	(133)			124		124
Repurchase of common shares	(30)		(1,300)				(1,300)		(1,300)
Compensation expense				110			110		110
Other			(7)		13		6	(2)	4
Balance as of September 30, 2011	465	$2,792	$(951)	$10,717	$2,027	$(436)	$14,149	$5	$14,154
Comprehensive income:
Net income					472		472	(1)	471
Other comprehensive loss, net of tax						(70)	(70)		(70)
Dividends declared (See Note 15)				(368)			(368)		(368)
Shares issued from treasury for vesting of share based equity awards	9		382	(156)			226		226
Repurchase of common shares	(11)		(500)				(500)		(500)
Compensation expense				140			140		140
Noncontrolling interest related to acquisitions (See Note 5)							—	13	13
Distribution of Tyco Flow Control and ADT				(8,570)		(460)	(9,030)		(9,030)
Other	(1)		(25)				(25)	(1)	(26)
Balance as of September 28, 2012	462	$2,792	$(1,094)	$1,763	$2,499	$(966)	$4,994	$16	$5,010
See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
Years Ended September 27, 2013, September 28, 2012 and September 30, 2011
(in millions)

	Number of Common Shares	Common Shares at Par Value (see Note 15)	Treasury Shares	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Tyco Shareholders' Equity	Non- redeemable Non- controlling Interest	Total Equity
Balance as of September 28, 2012	462	$2,792	$(1,094)	$1,763	$2,499	$(966)	$4,994	$16	$5,010
Comprehensive income:
Net income					536		536	(3)	533
Other comprehensive loss, net of tax						(21)	(21)		(21)
Reallocation of share capital to contributed surplus		(2,584)		2,584			—		—
Dividends declared (See Note 15)				(298)			(298)		(298)
Shares issued from treasury for vesting of share based equity awards	12		512	(359)			153		153
Repurchase of common shares	(10)		(300)				(300)		(300)
Compensation expense				63			63		63
Noncontrolling interest related to acquisitions (See Note 5)							—	10	10
Other	(1)		(30)	1			(29)		(29)
Balance as of September 27, 2013	463	$208	$(912)	$3,754	$3,035	$(987)	$5,098	$23	$5,121
See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended September 27, 2013, September 28, 2012 and September 30, 2011
(in millions)

	2013	2012	2011
Cash Flows From Operating Activities:
Net income attributable to Tyco common shareholders	$536	$472	$1,719
Noncontrolling interest in subsidiaries net (loss) income	(3)	(1)	1
Income from discontinued operations, net of income taxes	(9)	(804)	(1,102)
Income (loss) from continuing operations	524	(333)	618
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	427	418	421
Non-cash compensation expense	63	113	89
Deferred income taxes	8	373	(10)
Provision for losses on accounts receivable and inventory	73	55	32
Loss on the retirement of debt	—	453	—
Non-cash restructuring and asset impairment charges	1	25	4
Loss (gain) on divestitures	20	14	(224)
Loss on investments	42	11	—
Other non-cash items	98	61	79
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(87)	(128)	(47)
Contracts in progress	(23)	(46)	(39)
Inventories	(34)	(72)	(42)
Prepaid expenses and other current assets	52	(86)	16
Accounts payable	(15)	59	(33)
Accrued and other liabilities	(213)	(80)	(216)
Deferred revenue	(30)	(1)	(24)
Income taxes, net	(38)	(172)	23
Other	(27)	37	14
Net cash provided by operating activities	841	701	661
Net cash provided by discontinued operating activities	9	1,885	1,767
Cash Flows From Investing Activities:
Capital expenditures	(377)	(406)	(371)
Proceeds from disposal of assets	5	8	6
Acquisition of businesses, net of cash acquired	(229)	(217)	(353)
Acquisition of dealer generated customer accounts and bulk account purchases	(22)	(28)	(33)
Divestiture of businesses, net of cash divested	17	(5)	709
Sales and maturities of investments	182	128	183
Purchases of investments	(227)	(87)	(157)
Increase in restricted cash	(8)	(2)	(8)
Other	4	27	(37)
Net cash used in investing activities	(655)	(582)	(61)
Net cash used in discontinued investing activities	—	(1,204)	(1,005)
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	475	2,008	805
Repayment of short-term debt	(505)	(2,009)	(1,337)
Proceeds from issuance of long-term debt	—	19	497
Repayment of long-term debt	—	(3,040)	(1)
Proceeds from exercise of share options	153	226	124
Dividends paid	(288)	(461)	(458)
Repurchase of common shares by treasury	(300)	(500)	(1,300)
Transfer from discontinued operations	39	3,274	726

Other	(30)	(25)	6
Net cash used in financing activities	(456)	(508)	(938)
Net cash used in discontinued financing activities	(39)	(251)	(793)
Effect of currency translation on cash	(11)	4	(4)
Effect of currency translation on cash related to discontinued operations	—	4	(2)
Net (decrease) increase in cash and cash equivalents	(311)	49	(375)
Less: net (decrease) increase in cash and cash equivalents related to discontinued operations	(30)	434	(33)
Decrease in cash and cash equivalents from deconsolidation of variable interest entity	—	—	(10)
Cash and cash equivalents at beginning of period	844	1,229	1,581
Cash and cash equivalents at end of period	$563	$844	$1,229
Supplementary Cash Flow Information:
Interest paid	$99	$222	$225
Income taxes paid, net of refunds	155	147	121
See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation—The Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd., a corporation organized under the laws of Switzerland, and its subsidiaries (Tyco and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Tyco"). The financial statements have been prepared in United States dollars ("USD") and in accordance with generally accepted accounting principles in the United States ("GAAP"). Certain information described under article 663-663h of the Swiss Code of Obligations has been presented in the Company's Swiss statutory financial statements for the year ended September 27, 2013. Unless otherwise indicated, references to 2013, 2012 and 2011 are to Tyco's fiscal years ending September 27, 2013, September 28, 2012 and September 30, 2011, respectively.
Effective September 28, 2012, Tyco completed the spin-offs of The ADT Corporation ("ADT") and Pentair Ltd. (formerly known as Tyco Flow Control International Ltd. ("Tyco Flow Control")), formerly the North American residential security and flow control businesses of Tyco, respectively, into separate, publicly traded companies in the form of a distribution to Tyco shareholders. Immediately following the spin-off, Pentair, Inc. was merged with a subsidiary of Tyco Flow Control in a tax-free, all-stock merger (the "Merger"), with Pentair Ltd. ("Pentair") succeeding Pentair Inc. as an independent publicly traded company. The distribution was made on September 28, 2012, to Tyco shareholders of record on September 17, 2012. Each Tyco shareholder received 0.50 of a common share of ADT and approximately 0.24 of a common share of Pentair for each Tyco common share held on the record date. The distribution was structured to be tax-free to Tyco shareholders except to the extent of cash received in lieu of fractional shares. The distributions, the Merger and related transactions are collectively referred to herein as the "2012 Separation". As a result of the distribution, the operations of Tyco's former flow control and North American residential security businesses are classified as discontinued operations in all periods prior to the 2012 Separation.
After giving effect to the 2012 Separation, the Company operates and reports financial and operating information in the following three segments: North America Installation & Services ("NA Installation & Services"), Rest of World Installation & Services ("ROW Installation & Services") and Global Products. The Company also provides general corporate services to its segments which is reported as a fourth, non-operating segment, Corporate and Other.
Effective June 29, 2007, Tyco completed the spin-offs of Covidien and TE Connectivity, formerly the Healthcare and Electronics businesses of Tyco, respectively, into separate, publicly traded companies (the "2007 Separation") in the form of a tax-free distribution to Tyco shareholders.
In reporting periods prior to the first quarter of fiscal 2013, certain costs of product sales were misclassified as costs of services. There was no impact to previously reported net revenue, operating income, income from continuing operations, net income, earnings per share or cash flow. The Company has evaluated and concluded that the identified amounts were not material to any of its previously filed annual or interim financial statements as the effects in prior periods were not material. Although not material, corrections have been made to the relevant periods presented in the financial statements included herein. These corrections resulted in reductions of Cost of services with corresponding increases to Cost of product sales of $679 million and $651 million for the years ended September 28, 2012 and September 30, 2011, respectively.
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
The Company has a 52 or 53-week fiscal year that ends on the last Friday in September. Fiscal 2013 and 2012 were 52 week years which ended on September 27, 2013 and September 28, 2012, respectively. Fiscal 2011 was a 53-week year which ended on September 30, 2011.
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

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company recorded retainage receivables of $48 million and $49 million as of September 27, 2013 and September 28, 2012, respectively, of which $41 million were unbilled during both periods. The retainage provisions consist primarily of fire protection contracts which become due upon contract completion and acceptance. The Company expects approximately $36 million to be collected during fiscal 2014, which are reflected within accounts receivable on the Consolidated Balance Sheet as of September 27, 2013.
Research and Development—Research and development expenditures are expensed when incurred and are included in cost of product sales, which amounted to $174 million, $145 million and $129 million for 2013, 2012 and 2011, respectively, related to new product development. Research and development expenses include salaries, direct costs incurred and building and overhead expenses.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising—Advertising costs are expensed when incurred and are included in selling, general and administrative expenses, which amounted to $60 million, $39 million and $46 million for 2013, 2012 and 2011, respectively.
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
Property, Plant and Equipment, Net—Property, Plant and Equipment, net is recorded at cost less accumulated depreciation. Depreciation expense for 2013, 2012 and 2011 was $328 million, $316 million and $323 million, respectively. Maintenance and repair expenditures are charged to expense when incurred. Except for pooled subscriber systems, depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and related improvements	Up to 50 years
Leasehold improvements	Lesser of remaining term of the lease or economic useful life
Subscriber systems	Accelerated method up to 15 years
Other machinery, equipment and furniture and fixtures	Up to 21 years
See below for discussion of depreciation method and estimated useful lives related to subscriber systems.
Subscriber System Assets, Dealer Intangibles and Related Deferred Revenue Accounts—The Company considers assets related to the acquisition of new customers in its electronic security business in three asset categories: internally generated residential subscriber systems outside of North America, internally generated commercial subscriber systems (collectively referred to as subscriber system assets) and customer accounts acquired through the ADT dealer program, primarily outside of North America (referred to as dealer intangibles). Subscriber system assets include installed property, plant and equipment for which Tyco retains ownership and deferred costs directly related to the customer acquisition and system installation. Subscriber system assets represent capitalized equipment (e.g. security control panels, touchpad, motion detectors, window sensors, and other equipment) and installation costs associated with electronic security monitoring arrangements under which the Company retains ownership of the security system assets in a customer's place of business or, outside of North America, residence. Installation costs represent costs incurred to prepare the asset for its intended use. The Company pays property taxes on the subscriber system assets and upon customer termination, may retrieve such assets. These assets embody a probable future economic benefit as they generate future monitoring revenue for the Company.
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

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During the first 6 months (12 months in certain circumstances) after the purchase of the customer contract, any cancellation of monitoring service, including those that result from customer payment delinquencies, results in a chargeback by the Company to the dealer for the full amount of the contract purchase price. The Company records the amount charged back to the dealer as a reduction of the previously recorded intangible asset.
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
Goodwill and Indefinite-Lived Intangible Asset Impairments—Goodwill and indefinite-lived intangible assets are assessed for impairment annually and more frequently if triggering events occur (see Note 8). The Company performed its annual impairment tests for goodwill and indefinite-lived intangible assets on the first day of the fourth quarter of 2013. In performing these assessments, management relies on and considers a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable market transactions (to the extent available), other market data and the Company's overall market capitalization. There are inherent uncertainties related to these factors which require judgment in applying them to the analysis of goodwill and indefinite-lived intangible assets for impairment.
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

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill.
Indefinite-lived intangible assets consisting primarily of trade names and franchise rights are tested for impairment using either a relief-from-royalty method or excess earnings method, respectively.
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
Asbestos-Related Contingencies and Insurance Receivables—The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. The Company's estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made in the future during a defined period of time (the look-forward period). On a quarterly basis, the Company assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, the Company considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and the Company's defense strategy. The Company also evaluates the recoverability of its insurance receivable on a quarterly basis. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance receivable is warranted.
In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable. The Company's estimate of asbestos-related insurance recoveries represents estimated amounts due to the Company for previously paid and settled claims and the probable reimbursements relating to its estimated

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liability for pending and future claims. In determining the amount of insurance recoverable, the Company considers a number of factors, including available insurance, allocation methodologies, solvency and creditworthiness of the insurers. See Note 13.
Insurable Liabilities—The Company records liabilities for its workers' compensation, product, general and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. Certain insurable liabilities, such as workers' compensation, are discounted using a risk-free rate of return when the pattern and timing of the future obligation is reliably determinable. The impact of the discount on the Consolidated Balance Sheets was to reduce the obligation by $14 million to $58 million as of September 27, 2013 and by $15 million to $58 million as of September 28, 2012. The Company records receivables from third party insurers when recovery has been determined to be probable. The Company maintains captive insurance companies to manage certain of its insurable liabilities. The captive insurance companies hold certain investment accounts for the purpose of providing collateral for the Company's insurable liabilities. See Note 12.
Fair Value of Financial Instruments—Authoritative guidance for fair value measurements establishes a three-level hierarchy that ranks the quality and reliability of information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In cases where two or more levels of inputs are used to determine fair value, a financial instrument's level is determined based on the lowest level input that is considered significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are summarized as follows:

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
All derivative financial instruments are reported on the Consolidated Balance Sheets at fair value. Derivatives used to economically hedge foreign currency denominated balance sheet items related to operating activities are reported in selling, general and administrative expenses along with offsetting transaction gains and losses on the items being hedged. Derivatives used to economically hedge dividends declared in Swiss francs through April of 2011 were reported in the Company's Consolidated Statements of Operations as part of other expense, net along with offsetting transaction gains and losses on the items being hedged. Beginning in May of 2011, the Company no longer declared dividends in Swiss francs. Derivatives used to manage the exposure to changes in interest rates are reported in interest expense along with offsetting transaction gains and losses on the items being hedged. Gains and losses on net investment hedges are included in the cumulative translation adjustment component of accumulated other comprehensive loss to the extent they are effective. Gains and losses on derivatives designated as cash flow hedges are recorded in accumulated other comprehensive loss and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The Company classifies cash flows associated with the settlement of derivatives consistent with the nature of the transaction being hedged. The ineffective portion of all hedges, if any, is recognized currently in earnings as noted above. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. See Note 12.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Recently Adopted Accounting Pronouncements—In June 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance for the presentation of comprehensive income. The guidance amended the reporting of Other Comprehensive Income ("OCI") by eliminating the option to present OCI as part of the Consolidated Statement of Shareholders' Equity. The amendment will not impact the accounting for OCI, but only its presentation in the Company's Consolidated Financial Statements. The guidance requires that items of net income and OCI be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements which include total net income and its components, consecutively followed by total OCI and its components to arrive at total comprehensive income. In December 2011, the FASB issued authoritative guidance to defer the effective date for those aspects of the guidance relating to the presentation of reclassification adjustments out of Accumulated other comprehensive income ("AOCI") by component. The guidance, other than as it relates to the presentation of reclassification adjustments, became effective for Tyco in the first quarter of fiscal 2013 and was applied retrospectively to prior periods. See Note 15.
In September 2011, the FASB issued authoritative guidance which amends the process of testing goodwill for impairment. Additionally, in July 2012, the FASB issued authoritative guidance which similarly amended the process of testing indefinite-lived intangible assets for impairment. The guidance permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (defined as having a likelihood of more than fifty percent) that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the traditional two step goodwill impairment test is unnecessary. If an entity concludes otherwise, it would be required to perform the first step of the two step goodwill impairment test. If the carrying amount of the reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test. If an entity determines it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the entity is not required to take further action. If an entity concludes otherwise, it would be required to perform a quantitative impairment test by calculating the fair value of the asset and comparing it with its carrying amount. If the carrying amount of the asset exceeds its fair value, then the entity shall recognize an impairment loss in an amount equal to that excess. However, an entity has the option to bypass the qualitative assessment in any period and proceed directly to the quantitative assessment. The guidance became effective for Tyco for interim impairment testing beginning in the first quarter of fiscal 2013.
Recently Issued Accounting Pronouncements—In January 2013, the FASB issued authoritative guidance clarifying the scope of disclosures about offsetting assets and liabilities. The guidance clarifies that the scope of the disclosures applies to derivatives accounted for in accordance with authoritative guidance for derivatives and hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that either offset or are subject to an enforceable master netting agreement or similar agreement. The guidance is applied retrospectively and will be effective for Tyco in the first fiscal quarter of fiscal 2014. The Company does not expect the guidance to have a significant impact on its disclosures.
In February 2013, the FASB issued authoritative guidance for the reporting of amounts reclassified out of AOCI. The amendment will not change the current requirements for reporting net income or OCI in the financial statements. The guidance requires the presentation, either on the face of the statement where net income is presented or in the notes, of the significant reclassifications out of AOCI by the respective line items of net income if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, the amendment requires a cross-reference to other disclosures under U.S. GAAP that provide additional detail about those amounts. The guidance will be effective for Tyco in the first quarter of fiscal 2014. The Company does not expect the guidance to have a significant impact on its disclosures.
In March 2013, the FASB issued authoritative guidance on the accounting for the cumulative translation adjustment ("CTA") when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The guidance requires that the parent release any CTA into net income when the parent ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity which results in a substantially complete liquidation of the foreign entity; when the sale of an investment in a foreign entity

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

results in the loss of a controlling financial interest; or where an acquirer obtains control of an acquiree in which it had an equity interest immediately before the acquisition date. The guidance does not change the requirement to release a pro rata portion of the CTA into net income upon a partial sale of an equity method investment that is a foreign entity. The guidance will be effective for Tyco in the first quarter of fiscal 2015, with early adoption permitted. The Company is currently assessing the timing of its adoption along with what impact, if any, the guidance will have upon adoption.
In July 2013, the FASB issued authoritative guidance for the presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a NOL carryforward, a similar tax loss, or a tax credit carryforward. If the NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. This guidance does not require any additional recurring disclosures and will be effective for Tyco the first fiscal quarter of fiscal 2015. The Company is currently assessing the impact, if any, the guidance will have upon adoption.
2. 2012 Separation Transaction
On September 28, 2012, the Company completed the spin-offs of ADT and Tyco Flow Control, formerly the North American residential security and flow control businesses of Tyco, respectively, into separate, publicly traded companies in the form of a distribution to Tyco shareholders.
In connection with activities taken to complete the 2012 Separation and to create the revised organizational structure of the Company, the Company incurred pre-tax charges ("Separation Charges") of $61 million and $839 million for the years ended September 27, 2013 and September 28, 2012, respectively. The amounts presented within discontinued operations are costs directly related to the 2012 Separation that are not expected to provide a future benefit to the Company. The components of the Separation Charges incurred within continuing operations and discontinued operations consisted of the following ($ in millions):

	For the Year Ended September 27, 2013			For the Year Ended September 28, 2012
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Loss on extinguishment of debt (See Note 10)	$—	$—	$—	$453	$—	$453
Professional fees	5	1	6	—	191	191
Non-cash impairment charges	—	—	—	23	—	23
Information technology related costs	10	—	10	—	30	30
Employee compensation costs	3	1	4	74	17	91
Marketing costs	40	—	40	3	5	8
Interest expense	—	—	—	—	3	3
Other costs	11	(10)	1	8	32	40
Total Pre-Tax Separation Charges	69	(8)	61	561	278	839
Tax-related separation charges	22	—	22	266	(2)	264
Tax benefit on Pre-Tax Separation Charges	(13)	—	(13)	(5)	(5)	(10)
Total Separation Charges, net of tax benefit	$78	$(8)	$70	$822	$271	$1,093
During fiscal 2011, the Company incurred $24 million of Separation Charges primarily related to professional fees, which have been presented in income from discontinued operations in the Consolidated Statement of Operations.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Separation Charges were classified in continuing operations within the Company's Consolidated Statement of Operations as follows ($ in millions):

	For the Years Ended
	September 27, 2013	September 28, 2012
Selling, general and administrative expenses ("SG&A")	$61	$4
Separation costs	8	71
Restructuring, asset impairment and divestiture charges (gains), net	—	33
Other expense, net	—	453
Total	$69	$561
3. Divestitures
The Company has continued to assess the strategic fit of its various businesses and has pursued the divestiture of certain businesses which do not align with its long-term strategy.
Fiscal 2013
During the fourth quarter of fiscal 2013, the Company approved a plan to sell its armored guard business in New Zealand and its fire and security business in Fiji, both of which are in its ROW Installation & Services segment; however, as of September 27, 2013, the sale had not been completed. The assets and liabilities have not been presented separately as held-for-sale in the Consolidated Balance Sheets as the amounts were not material to the presentation of all periods. A pre-tax loss of approximately $13 million for the write-down to fair value, less cost to sell was recorded in Restructuring, asset impairment and divestiture charges (gains), net in the Company's Consolidated Statements of Operations for the year ended September 27, 2013. This business has not been presented in discontinued operations as the amounts were not material to the Consolidated Financial Statements. The Company expects to complete the transaction during the first quarter of fiscal 2014.
During the third quarter of fiscal 2013, the Company completed the sale of its North America guarding business in its NA Installation & Services segment for approximately $25 million of cash proceeds, net of $2 million of cash divested on sale. The pre-tax loss for the write-down to fair value, less cost to sell, was not material. This business was accounted for as held for sale during the second quarter of fiscal 2013 and presented as held for sale as of September 28, 2012; however, its results of operations have not been presented in discontinued operations as the amounts were not material to the Consolidated Financial Statements. As of September 28, 2012, total assets to be divested of $35 million are included in Prepaid expenses and other current assets and total liabilities to be divested of $8 million are included in Accrued and other current liabilities on the accompanying Consolidated Balance Sheet. The assets and liabilities have not been presented separately in the Consolidated Balance Sheets as the amounts were not material.
Fiscal 2012
On September 28, 2012, Tyco completed the 2012 Separation and has presented its former North American residential security and flow control businesses as discontinued operations in all periods prior to the completion of the 2012 Separation. See Note 2 for additional information regarding the 2012 Separation. At the time of the 2012 Separation, the Company used available information to develop its best estimates for certain assets and liabilities related to the Separation. In limited instances, final determination of the balances will be made in subsequent periods, such as in the case of when final income tax returns are filed in certain jurisdictions where those returns include a combination of Tyco, ADT and/or Tyco Flow Control legal entities. During the year ended September 27, 2013, a net increase of $1 million was recorded within the Consolidated Statement of Shareholders' Equity as Other, primarily related to a cash true-up adjustment received from Pentair in the third quarter of fiscal 2013, offset by a cash true-up adjustment paid to ADT during the first quarter of fiscal 2013 and adjustments for the impact of filing final income tax returns. Any additional adjustments are not expected to be material.
During the year ended September 28, 2012, the Company sold its Fire Equipment de Mexico, S.A. business, which was part of the Company's Global Products segment. The sale was completed for approximately $1 million of cash consideration and a pre-tax loss of $3 million was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statements of Operations.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal 2011
On November 9, 2010, the Company announced that it entered into an investment agreement (the "Agreement") to sell a majority interest in its Electrical and Metal Products business to an affiliate of the private equity firm Clayton, Dubilier & Rice, LLC ("CD&R"). The Company formed a newly incorporated holding company, Atkore, to hold the Company's Electrical and Metal Products business. On December 22, 2010, the transaction closed and CD&R acquired shares of a newly-created class of cumulative convertible preferred stock of Atkore (the "Preferred Stock"). The Preferred Stock initially represented 51% of the outstanding capital stock (on an as-converted basis) of Atkore. In connection with the closing, the Company received cash proceeds of approximately $713 million and recorded a gain of $259 million, which included $33 million of cumulative translation gain, during the first quarter of fiscal 2011. During the year ended September 30, 2011, the Company recorded net working capital adjustments of $11 million that reduced the gain on disposal. The gain on disposal is recorded within Restructuring, asset impairment and divestiture charges (gains), net in the Company's Consolidated Statements of Operations.
In accordance with the terms and conditions of the Agreement, CD&R is entitled to a quarterly dividend which is payable in cash or in shares of Preferred Stock, at the discretion of Atkore. Since the closing of the transaction, Atkore has elected to pay CD&R's quarterly dividend in shares of Preferred Stock, which has diluted the Company's ownership in Atkore. As of September 27, 2013, the Company's ownership percentage was approximately 42%. Tyco's retained ownership interest in Atkore is accounted for under the equity method of accounting and is recorded in Other assets in the Company's Consolidated Balance Sheet. As of September 27, 2013 and September 28, 2012, such interest was $44 million and $92 million, respectively. The Company's proportionate share of Atkore's net loss is recorded within equity loss in earnings of unconsolidated subsidiaries in the Company's Consolidated Statement of Operations. The Company recorded equity losses of $48 million, $26 million and $12 million for the years ended September 27, 2013, September 28, 2012 and September 30, 2011, respectively.
Discontinued Operations
The components of income from discontinued operations, net of income taxes are as follows ($ in millions):

	For the Years Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Net revenue	$—	$7,148	$6,752
Pre-tax income from discontinued operations	$—	$1,208	$1,145
Pre-tax separation charges included within discontinued operations (See Note 2)	8	(278)	(24)
Pre-tax gain on sale of discontinued operations	—	4	170
Income tax benefit (expense)	1	(130)	(189)
Income from discontinued operations, net of income taxes	$9	$804	$1,102
Other Matters
The Company has used available information to develop its best estimates for certain assets and liabilities related to the 2007 Separation. In limited instances, final determination of the balances will be made in subsequent periods. There were nil for both years ended September 27, 2013 and September 28, 2012, and $13 million for September 30, 2011 of adjustments recorded through Tyco shareholders' equity. Adjustments in the future for the impact of filing final income tax returns in certain jurisdictions where those returns include a combination of Tyco, Covidien and/or TE Connectivity legal entities and for certain amended income tax returns for the periods prior to the 2007 Separation may be recorded to either Tyco shareholders' equity or the Consolidated Statement of Operations depending on the specific item giving rise to the adjustment.
Additionally, the year ended September 28, 2012 included $21 million and both the years ended September 27, 2013 and September 30, 2011 included nil of income tax expense associated with pre-2007 Separation tax liabilities, which was recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statements of Operations. During the year ended September 28, 2012, the Company was reimbursed $8 million pursuant to a tax sharing agreement (the "2007 Tax Sharing Agreement") entered into in conjunction with the 2007 Separation, which has been recorded in income from discontinued operations, net of income taxes in the Company's Consolidated Statements of Operations. See Note 6.
Divestiture Charges (Gains), Net
During 2013, 2012 and 2011, the Company recorded net losses of $20 million and $14 million, and net gain of $224 million, respectively, in Restructuring, asset impairment and divestiture charges (gains), net in the Company's Consolidated Statements of Operations. The net loss for the year ended September 27, 2013 primarily resulted from the write-down to fair

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value, less cost to sell, of the armored guard business in New Zealand and the fire and security business in Fiji, both of which are in our ROW Installation & Services segment. The net loss for the year ended September 28, 2012 primarily resulted from an indemnification resulting from the divestiture of the Company's Electrical and Metal products business. The net gain for the year ended September 30, 2011 includes a gain of $248 million, net of working capital adjustments, recognized in conjunction with the sale of a majority interest in the Company's Electrical and Metal Products business, as discussed above.
4. Restructuring and Asset Impairment Charges, Net
During fiscal 2013, the Company identified and pursued opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across the Company's businesses. The Company expects to incur restructuring and restructuring related charges in the range of $50 million to $75 million in fiscal 2014, which does not include repositioning charges as discussed below.
The Company recorded restructuring and asset impairment charges by action and Consolidated Statement of Operations classification as follows ($ in millions):

	For the Years Ended
	September 27, 2013	September 28, 2012	September 30, 2011
2013 actions	$99	$—	$—
2012 actions	3	94	—
2011 and prior actions	12	10	78
Total restructuring and asset impairment charges, net	$114	$104	$78
Charges reflected in cost of sales	—	—	2
Charges reflected in SG&A	—	—	1
Charges reflected in restructuring, asset impairments and divestiture charges (gains), net	$114	$104	$75
2013 Actions
Restructuring and asset impairment charges, net, during the year ended September 27, 2013 related to the 2013 actions are as follows ($ in millions):

	For the Year Ended September 27, 2013
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Installation & Services	$34	$1	$35
ROW Installation & Services	46	4	50
Global Products	9	2	11
Corporate and Other	3	—	3
Total	$92	$7	$99
The rollforward of the reserves from September 28, 2012 to September 27, 2013 is as follows ($ in millions):

Balance as of September 28, 2012	$—
Charges	102
Reversals	(4)
Utilization	(29)
Transfer	(1)
Balance as of September 27, 2013	$68

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2012 Actions
Restructuring and asset impairment charges, net, during the years ended September 27, 2013 and September 28, 2012 related to the 2012 actions are as follows ($ in millions):

	For the Year Ended September 27, 2013
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
ROW Installation & Services	$3	$1	$4
Global Products	(1)	—	(1)
Total	$2	$1	$3

	For the Year Ended September 28, 2012
	Employee Severance and Benefits(1)	Facility Exit and Other Charges(2)	Total
NA Installation & Services	$10	$34	$44
ROW Installation & Services	22	5	27
Global Products	7	3	10
Corporate and Other	9	4	13
Total	$48	$46	$94
_______________________________________________________________________________

(1)	Includes $6 million of charges for the year ended September 28, 2012 related to the 2012 Separation recorded by Corporate and Other.

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

Restructuring and asset impairment charges, net, incurred cumulative to date from initiation of the 2012 actions are as follows ($ in millions):

	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Installation & Services	$10	$34	$44
ROW Installation & Services	25	6	31
Global Products	6	3	9
Corporate and Other	9	4	13
Total	$50	$47	$97
The rollforward of the reserves from September 28, 2012 to September 27, 2013 is as follows ($ in millions):

Balance as of September 28, 2012	$38
Charges	8
Reversals	(5)
Utilization	(25)
Currency translation	(1)
Balance as of September 27, 2013	$15
2011 and prior actions
The Company continues to maintain restructuring reserves related to actions initiated prior to fiscal 2012. The total amount of these reserves was $48 million and $65 million as of September 27, 2013 and September 28, 2012, respectively. The

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company incurred $12 million, $10 million and $78 million of restructuring charges, net and utilized $30 million, $64 million and $90 million for the year ended September 27, 2013, September 28, 2012 and September 30, 2011, respectively, related to 2011 and prior actions. The aggregate remaining reserves primarily relate to facility exit costs for long-term non-cancelable lease obligations primarily within the Company's ROW Installation & Services segment.
Total Restructuring Reserves
As of September 27, 2013 and September 28, 2012 , restructuring reserves related to all actions were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	As of
	September 27, 2013	September 28, 2012
Accrued and other current liabilities	$113	$84
Other liabilities	18	19
Total	$131	$103
Repositioning
The Company has initiated certain global actions designed to reduce its cost structure and improve future profitability by streamlining operations and better aligning functions, which the Company refers to as repositioning actions. These actions may or may not lead to a future restructuring action. During the year ended September 27, 2013, the Company recorded repositioning charges of $20 million primarily related to professional fees which have been reflected in Selling, general and administrative expenses in the Consolidated Statement of Operations. There were no repositioning charges incurred during fiscal 2012 or 2011.
5. Acquisitions
Acquisitions
During the year ended September 27, 2013, total consideration for acquisitions included in continuing operations was $257 million, which was comprised of $229 million cash paid, net of cash acquired of $9 million, and $28 million of consideration that is primarily contingent on the successful transfer of a business license in China to Tyco. Cash paid for acquisitions primarily related to the acquisition of Exacq Technologies ("Exacq") on July 26, 2013 by the Company's Global Products segment. Exacq is a developer of open architecture video management systems for security and surveillance applications. Cash paid for Exacq totaled approximately $148 million, net of cash acquired of $2 million. The balance of the acquisitions for the year ended September 27, 2013 were included within the Company's NA Installation & Services and ROW Installation & Services segments, none of which were material individually or in the aggregate.
During the year ended September 28, 2012, cash paid for acquisitions included in continuing operations totaled $217 million, net of cash acquired of $17 million, which primarily related to the acquisition of Visonic Ltd. ("Visonic") on December 6, 2011. Visonic is a global developer and manufacturer of electronic security systems and components. Cash paid for Visonic totaled approximately $94 million, net of cash acquired of $5 million by the Company's Global Products segment. The balance of the acquisitions for the year ended September 28, 2012, were included within the Company's NA and ROW Installation & Services and Global Products segments, none of which were material individually or in the aggregate.
The Company recorded redeemable noncontrolling interest of $12 million related to an acquisition in the second quarter of 2012. Net loss and adjustments related to changes in the redemption value were immaterial during the years ended September 27, 2013 and September 28, 2012. The Company's redeemable noncontrolling interest balance was $12 million as of both September 27, 2013 and September 28, 2012.
During the year ended September 30, 2011, cash paid for acquisitions included in continuing operations totaled $353 million, net of cash acquired of $3 million, which primarily related to the acquisitions of Oceania Capital Partners Limited's Signature Security Group ("Signature Security") and Chemguard Inc. ("Chemguard"). Signature Security is focused on providing electronic security to the small business and residential markets in Australia and New Zealand and was acquired on April 29, 2011. Cash paid for Signature Security totaled approximately $184 million, net of cash acquired of $2 million by the Company's ROW Installation & Services segment. On September 1, 2011, the Company's Global Products segment completed the acquisition of Chemguard for approximately $130 million in cash, net of cash acquired of $1 million. Chemguard is a provider of firefighting foam concentrates and equipment, foam systems, services and specialty chemicals. The balance of the

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

acquisitions for the year ended September 30, 2011, were included within the Company's NA and ROW Installation & Services and Global Products segments, none of which were material individually or in the aggregate.
Acquisition and Integration Related Costs
Acquisition and integration costs are expensed as incurred. During the years ended September 27, 2013, September 28, 2012 and September 30, 2011, the Company incurred acquisition and integration costs of $4 million, $9 million, and $5 million, respectively. Such costs are recorded in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations.
6. Income Taxes
Significant components of the income tax provision for 2013, 2012 and 2011 are as follows ($ in millions):

	For the Years Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Current:
United States:
Federal	$14	$(4)	$(4)
State	8	6	(2)
Non U.S.	95	172	144
Current income tax provision	$117	$174	$138
Deferred:
United States:
Federal	$(12)	$(10)	$(17)
State	5	(2)	(12)
Non U.S.	15	186	25
Deferred income tax provision	8	174	(4)
	$125	$348	$134
Non-U.S. income from continuing operations before income taxes was $955 million, $198 million and $364 million for 2013, 2012 and 2011, respectively.
The reconciliation between U.S. federal income taxes at the statutory rate and the Company's provision for income taxes on continuing operations for the years ended September 27, 2013, September 28, 2012 and September 30, 2011 is as follows ($ in millions):

	For the Years Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Notional U.S. federal income tax expense at the statutory rate	$245	$15	$267
Adjustments to reconcile to the income tax provision:
U.S. state income tax provision, net	(3)	6	10
Non U.S. net earnings(1)	(211)	4	(108)
Nondeductible charges	79	61	(18)
Valuation allowance	4	235	(3)
Other	11	27	(14)
Provision for income taxes	$125	$348	$134
_______________________________________________________________________________

(1)	Excludes nondeductible charges and other items which are broken out separately in the table.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2012 Separation related charges associated with the early extinguishment of debt further increased a net operating loss carryforward in 2012, which the Company does not expect to realize in future periods. The valuation allowance on this loss carryforward is included in the Valuation allowance line of the table above.
Nondeductible charges during 2013 and 2012 are primarily related to separation costs incurred. Included in nondeductible charges during 2011 is an income tax benefit from favorable audit resolutions in multiple jurisdictions.
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset as of September 27, 2013 and September 28, 2012 are as follows ($ in millions):

	As of
	September 27, 2013	September 28, 2012
Deferred tax assets:
Accrued liabilities and reserves	$289	$56
Tax loss and credit carryforwards	2,434	2,240
Postretirement benefits	191	261
Deferred revenue	114	138
Other	102	380
	3,130	3,075
Deferred tax liabilities:
Property, plant and equipment	(192)	(177)
Intangibles assets	(568)	(500)
Other	(167)	(101)
	(927)	(778)
Net deferred tax asset before valuation allowance	2,203	2,297
Valuation allowance	(1,950)	(1,826)
Net deferred tax asset	$253	$471
The valuation allowance for deferred tax assets of $2.0 billion and $1.8 billion as of September 27, 2013 and September 28, 2012, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. Specifically, the valuation allowance as of September 27, 2013 and September 28, 2012 includes separation related charges associated with the early extinguishment of debt which further increased a net operating loss carryforward which the Company does not expect to realize in future periods. The valuation allowance was calculated and recorded when the Company determined that it was more-likely-than-not that all or a portion of our deferred tax assets would not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on the Company's Consolidated Balance Sheets.
As of September 27, 2013, deferred tax assets of approximately $95 million relate to certain operating loss carryforwards resulting from the exercise of employee stock options and restricted stock vestings, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax provision.
As of September 27, 2013, the Company had $7,592 million of net operating loss carryforwards in certain non-U.S. jurisdictions. Of these, $6,959 million have no expiration, and the remaining $633 million will expire in future years through 2031. In the U.S., there were approximately $810 million of federal and $467 million of state net operating loss carryforwards as of September 27, 2013, which will expire in future years through 2033.
As of September 27, 2013 and September 28, 2012, the Company had unrecognized tax benefits of $257 million and $121 million, respectively, of which $236 million and $107 million, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company accrued interest and penalties related to the unrecognized tax benefits of $41 million and $38 million as of September 27, 2013 and September 28, 2012, respectively. The Company recognized $2 million, $3 million and $2 million of income tax expense

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for interest and penalties related to unrecognized tax benefits for the years ended September 27, 2013, September 28, 2012 and September 30, 2011, respectively.
A rollforward of unrecognized tax benefits as of September 27, 2013, September 28, 2012 and September 30, 2011 is as follows ($ in millions):

	As of
	September 27, 2013	September 28, 2012	September 30, 2011
Balance as of beginning of year	$121	$145	$137
Additions based on tax positions related to the current year	137	18	9
Additions based on tax positions related to prior years	7	7	31
Reductions based on tax positions related to prior years	(6)	(38)	(28)
Reductions related to settlements	—	(1)	(4)
Reductions related to lapse of the applicable statute of limitations	(2)	(3)	(6)
Foreign currency translation adjustments	—	(7)	6
Balance as of end of year	$257	$121	$145
Certain of Tyco's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
Australia	2004-2012
Canada	2002-2012
Germany	2005-2012
South Korea	2006-2012
Switzerland	2003-2012
United Kingdom	2011-2012
United States	1997-2012
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
Under the 2012 Tax Sharing Agreement Tyco, Pentair and ADT share (i) certain pre-Distribution income tax liabilities that arise from adjustments made by tax authorities to ADT's, Tyco Flow Control's and Tyco's income tax returns, and (ii) payments required to be made by Tyco with respect to the 2007 Tax Sharing Agreement, excluding approximately $175 million of pre-2012 Separation related tax liabilities that were anticipated to be paid prior to the 2012 Separation (collectively, "Shared Tax Liabilities"). Tyco will be responsible for the first $500 million of Shared Tax Liabilities. Pentair and ADT will share 42% and 58%, respectively, of the next $225 million of Shared Tax Liabilities. Tyco, Pentair and ADT will share 52.5% 20% and 27.5%, respectively, of Shared Tax Liabilities above $725 million. All costs and expenses associated with the management of these shared tax liabilities will generally be shared 20%, 27.5%, and 52.5% by Pentair, ADT and Tyco, respectively. In connection with the execution of the 2012 Tax Sharing Arrangement, Tyco established liabilities representing the fair market value of its obligations which was recorded in other liabilities in the Company's Consolidated Balance Sheet with an offset to Tyco shareholders' equity.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the 2007 Tax Sharing Agreement, Tyco shares responsibility for certain of its, Covidien's and TE Connectivity's income tax liabilities, which result in cash payments, based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and TE Connectivity share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and TE Connectivity's U.S. and certain non-U.S. income tax returns. The costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties. In connection with the execution of the 2007 Tax Sharing Agreement, Tyco established a net receivable from Covidien and TE Connectivity representing the amount Tyco expected to receive for pre-2007 Separation uncertain tax positions, including amounts owed to the Internal Revenue Service ("IRS"). Tyco also established liabilities representing the fair market value of its share of Covidien's and TE Connectivity's estimated obligations, primarily to the IRS, for their pre-2007 Separation taxes covered by the 2007 Tax Sharing Agreement. During the year ended September 27, 2013, Tyco made a net cash payment of $16 million to Covidien and TE Connectivity related to the resolution of certain IRS audit and pre-Separation tax matters.
Tyco assesses the shared tax liabilities and related guaranteed liabilities related to both the 2012 and 2007 Tax Sharing Agreements at each reporting period. Tyco will provide payment to Pentair and ADT under the 2012 Tax Sharing Agreement and to Covidien and TE Connectivity under the 2007 Tax Sharing Agreement as the shared income tax liabilities are settled. Settlement is expected to occur as the tax, audit and legal processes are completed for the impacted years and cash payments are made. Due to the nature of the unresolved adjustments described in the next paragraph, the maximum amount of future payments under the 2012 and 2007 Tax Sharing Agreements is not known. Such cash payments, when they occur, will reduce the guarantor liability as such payments represent an equivalent reduction of risk. Tyco also assesses the sufficiency of the 2012 and 2007 Tax Sharing Agreements guarantee liabilities on a quarterly basis and will increase the liability when it is probable that cash payments expected to be made under the 2012 or 2007 Tax Sharing Agreements exceed the recorded balance.
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

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In addition to dealing with tax liabilities for periods prior to the respective Separations, the 2012 and 2007 Tax Sharing Agreements contain sharing provisions to address the contingencies that the 2012 or 2007 Separations, or internal transactions related thereto, may be deemed taxable by U.S. or non U.S. taxing authorities. In the event the 2012 Separation is determined to be taxable and such determination was the result of actions taken after the 2012 Separations by Tyco, ADT or Pentair, the party responsible for such failure would be responsible for all taxes imposed on each company as a result thereof. If such determination is not the result of actions taken by Tyco, ADT or Pentair after the 2012 Separation, then Tyco, ADT and Pentair would be responsible for any taxes imposed on any of the companies as a result of such determination in the same manner and in the same proportions as described above. Similar provisions exist in the 2007 Tax Sharing Agreement. If either of the 2007 or 2012 Separation, or internal transactions taken in anticipation thereof, were deemed taxable, the associated liability could be significant. Tyco is responsible for all of its own taxes that are not shared pursuant to the 2012 and 2007 Tax Sharing Agreements' sharing formulas. In addition, Pentair and ADT, and Covidien and TE Connectivity are responsible for their tax liabilities that are not subject to the 2012 or 2007 Tax Sharing Agreements' sharing formula, respectively.
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
The receivables and liabilities related to the 2012 and 2007 Tax Sharing Agreements as of September 27, 2013 and September 28, 2012 are as follows ($ in millions):

	2012 Tax Sharing Agreement		2007 Tax Sharing Agreement
	As of September 27, 2013	As of September 28, 2012	As of September 27, 2013	As of September 28, 2012
Net receivable:
Prepaid expenses and other current assets	$—	$—	$—	$9
Other assets	—	—	67	66
	—	—	67	75
Tax sharing agreement related liabilities
Accrued and other current liabilities	(33)	—	(130)	(14)
Other liabilities	(36)	(71)	(254)	(394)
	(69)	(71)	(384)	(408)
Net liability	$(69)	$(71)	$(317)	$(333)

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded income (loss) in conjunction with the 2012 and 2007 Tax Sharing Agreements for the years ended September 27, 2013, September 28, 2012 and September 30, 2011 as follows ($ in millions):

	For the Years Ended
	September 27, 2013	September 28, 2012	September 30, 2011
(Expense)/income
2007 Tax Sharing Agreement	$—	$(4)	$(7)
2012 Tax Sharing Agreement	(32)	—	NA
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
During 2013, Tyco incurred a charge of $38 million, to make payments to ADT and Pentair based on estimated allowable deductions for ADT and Pentair shares issued to Company employees, offset by income of $6 million to be received from ADT and Pentair for Company shares issued to their employees, resulting in a net impact of approximately $32 million which was recorded in Other expense, net within Tyco's Consolidated Statement of Operations.
Other Income Tax Matters
Except for earnings that are currently distributed, no additional material provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for deferred tax liabilities for temporary differences related to investments in subsidiaries, since the earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or Tyco has concluded that no additional tax liability will arise as a result of the distribution of such earnings. A liability could arise if amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.
7. Earnings Per Share
The reconciliations between basic and diluted earnings per share attributable to Tyco common shareholders for 2013, 2012 and 2011 are as follows (in millions, except per share data):

	For the Years Ended
	September 27, 2013			September 28, 2012			September 30, 2011
	Income	Shares	Per Share Amount	(Loss)	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	$527	465	$1.14	$(332)	463	$(0.72)	$617	474	$1.30
Share options and restricted share awards		7						5
Diluted earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations attributable to Tyco common shareholders, giving effect to dilutive adjustments	$527	472	$1.12	$(332)	463	$(0.72)	$617	479	$1.29
The computation of diluted earnings per share for 2013, 2012 and 2011excludes the effect of the potential exercise of share options to purchase approximately 4 million, 12 million and 10 million shares, respectively, and excludes restricted share awards of 1 million, 2 million and nil shares, respectively, because the effect would be anti-dilutive.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Goodwill and Intangible Assets
There were no goodwill impairments as a result of performing the Company's 2013, 2012 and 2011 annual impairment tests. The changes in the carrying amount of goodwill by segment for 2013 and 2012 are as follows ($ in millions):

	NA Installation & Services	ROW Installation & Services	Global Products	Total
As of September 30, 2011
Gross Goodwill	$2,119	$2,241	$1,629	$5,989
Impairments	(126)	(1,068)	(567)	(1,761)
Carrying Amount of Goodwill	1,993	1,173	1,062	4,228
Acquisitions/ Purchase Accounting Adjustments	—	38	66	104
Currency Translation	8	26	1	35
As of September 28, 2012
Gross Goodwill	$2,127	$2,305	$1,696	$6,128
Impairments	(126)	(1,068)	(567)	(1,761)
Carrying Amount of Goodwill	2,001	1,237	1,129	4,367
Acquisitions/ Purchase Accounting Adjustments	24	77	90	191
Transfers	(39)	—	39	—
Currency Translation	(8)	(30)	(1)	(39)
As of September 27, 2013
Gross Goodwill	$2,104	$2,352	$1,824	$6,280
Impairments	(126)	(1,068)	(567)	(1,761)
Carrying Amount of Goodwill	$1,978	$1,284	$1,257	$4,519
Intangible Assets
There were no indefinite-lived intangible asset impairments as a result of performing the Company's 2013, 2012 and 2011 annual impairment tests.
The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets as of September 27, 2013 and September 28, 2012 ($ in millions):

	As of
	September 27, 2013		September 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$1,531	$1,199	$1,604	$1,245
Intellectual property	623	477	552	468
Other	40	13	36	9
Total	$2,194	$1,689	$2,192	$1,722
Non-Amortizable:
Intellectual property	$223		$224
Franchise rights	76		77
Total	$299		$301
Intangible asset amortization expense for 2013, 2012 and 2011 was $99 million, $102 million and $98 million, respectively.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated aggregate amortization expense on intangible assets is expected to be approximately $92 million for 2014, $74 million for 2015, $67 million for 2016, $58 million for 2017 and $214 million for 2018 and thereafter.
9. Related Party Transactions
The Company has amounts due related to loans and advances issued to employees in prior years under the Company's Key Employee Loan Program, relocation programs and other advances made to executives. Loans were provided to employees under the Company's Key Employee Loan Program, which is now discontinued, except for outstanding loans for the payment of taxes upon the vesting of shares granted under our Restricted Share Ownership Plans. During the fourth quarter of 2002, the Board of Directors and new senior management at that time adopted a policy under which no new loans are allowed to be granted to any officers of the Company and existing loans are not allowed to be extended or modified. There have been no loans made to any of the Company's current executives. The outstanding loans are not collateralized and bear interest, payable annually, at a rate based on the six-month LIBOR, calculated annually as the average of the rates in effect on the first day of each of the preceding 12 months. Loans are generally repayable in 10 years; however, earlier payments are required under certain circumstances, such as when an employee is terminated. In addition, the Company made mortgage loans to certain employees under employee relocation programs. These loans are generally payable in 15 years and are collateralized by the underlying property. The maximum amount outstanding under these programs was $21 million as of both September 27, 2013 and September 28, 2012. Loans receivable under these programs, as well as other unsecured advances outstanding, were $21 million as of both September 27, 2013 and September 28, 2012. The total outstanding loans receivable includes loans to L. Dennis Kozlowski, the Company's former chairman and chief executive officer (until June 2002). The amount outstanding under these loans, plus accrued interest, was $28 million as of both September 27, 2013 and September 28, 2012 and the rate of interest charged on such loans was 0.4% and 0.7% in 2013 and 2012, respectively. Interest income on these interest bearing loans was not material for all periods presented. Certain of the above loans totaling $1 million as of both September 27, 2013 and September 28, 2012 are non-interest bearing.
The Company filed civil complaints against Mr. Kozlowski, its former chief financial officer, Mark Swartz, and Frank E. Walsh, Jr., a former director for breach of fiduciary duty and other wrongful conduct. See Note 13.
During 2013, 2012 and 2011, the Company engaged in commercial transactions in the normal course of business with companies where the Company's Directors were employed and served as officers. Purchases from these companies during each year aggregated less than 1% of consolidated net revenue.
10. Debt
Debt as of September 27, 2013 and September 28, 2012 is as follows ($ in millions):

	As of September 27, 2013	As of September 28, 2012
3.375% public notes due 2015	258	257
3.75% public notes due 2018	67	67
8.5% public notes due 2019	364	364
7.0% public notes due 2019	246	247
6.875% public notes due 2021	466	466
4.625% public notes due 2023	42	42
Other(1)(2)	20	48
Total debt	1,463	1,491
Less: current portion	20	10
Long-term debt	$1,443	$1,481
_______________________________________________________________________________

(1)	$20 million of the amount shown as other, comprises the current portion of the Company's total debt as of September 27, 2013.

(2)	$10 million of the amount shown as other, comprises the current portion of the Company's total debt as of September 28, 2012.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value
The carrying amount of Tyco's debt subject to the fair value disclosure requirements as of September 27, 2013 and September 28, 2012 was $1,443 million for both periods. The Company utilizes various valuation methodologies to determine the fair value of its debt, which is primarily dependent on the type of market in which the Company's debt is traded. When available, the Company uses quoted market prices to determine the fair value of its debt that is traded in active markets. As of September 27, 2013 and September 28, 2012, the fair value of the Company's debt which was actively traded was $1,676 million and $1,786 million, respectively. As of September 27, 2013 and September 28, 2012, the Company's debt that was subject to the fair value disclosure requirements was all actively traded and is classified as Level 1 in the fair value hierarchy. See Note 1 for further details on the fair value hierarchy.
Fiscal 2013 Debt Issuance/Repayment
There were no material debt issuances or repayments during 2013.
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
Fiscal 2011 Debt Issuance/Repayment
On January 12, 2011, TIFSA issued $250 million aggregate principal amount of 3.75% Notes due on January 15, 2018 (the "2018 Notes") and $250 million aggregate principal amount of 4.625% Notes due on January 15, 2023 (the "2023 Notes"), which were fully and unconditionally guaranteed by the Company. TIFSA received total net proceeds of approximately $494 million after deducting debt issuance costs of approximately $1 million for the 2018 Notes and $2 million for the 2023 Notes, as well as debt discount of approximately $1 million for the 2018 Notes and $2 million for the 2023 Notes. The net proceeds of the aforementioned debt issuances, along with other available funds, were used to fund the repayment upon maturity of all of the Company's outstanding 6.75% Notes due February 2011 with a principal amount of $516 million. The 2018 Notes and the 2023 Notes are unsecured and rank equally with TIFSA's other unsecured and unsubordinated debt.
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

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

date of each series of the notes. Interest is payable semi-annually on January 15th and July 15th for both the 2018 Notes and 2023 Notes.
Commercial Paper
From time to time, TIFSA may issue commercial paper for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $1 billion as of September 27, 2013. As of September 27, 2013 and September 28, 2012, TIFSA had no commercial paper outstanding.
Credit Facilities
On June 22, 2012, TIFSA, as the Borrower, and the Company as the Guarantor, entered into a Five-Year Senior Unsecured Credit Agreement, expiring June 22, 2017, and providing for revolving credit commitments in the aggregate amount of $1.0 billion (the "2012 Credit Agreement"). In connection with entering into the 2012 Credit Agreement, TIFSA and the Company terminated the existing Four-Year Senior Unsecured Credit Agreement, dated March 24, 2011, which provided for revolving credit commitments in the aggregate amount of $750 million. Additionally, the Company's Five-Year Senior Unsecured Credit Agreement, dated April 25, 2007 and as amended, terminated on September 28, 2012.
As a result of entering into the 2012 Credit Agreement and the terminations described above, the Company's committed revolving credit facility totaled $1.0 billion as of September 27, 2013. This revolving credit facility may be used for working capital, capital expenditures and general corporate purposes. As of September 27, 2013 and September 28, 2012, there were no amounts drawn under the Company's revolving credit facilities. Interest under the revolving credit facilities is variable and is calculated by reference to LIBOR or an alternate base rate.
Other Debt Information
The aggregate amounts of principal public debt maturing during the next five years and thereafter are as follows: nil in 2014, nil in 2015, $258 million in 2016, nil in 2017, $67 million in 2018 and $1,111 million thereafter.
As of September 27, 2013, the weighted-average interest rate on total debt was 6.5%. As of September 28, 2012, the weighted-average interest rate on total debt, excluding the impact of interest rate swaps, was 6.5%. There was no public short-term debt outstanding as of September 27, 2013 and September 28, 2012. As of September 28, 2012, the Company had terminated all interest rate swaps. The impact of the Company's interest rate swap agreements on reported interest expense prior to termination was a net decrease of $18 million and $22 million for the years ended September 28, 2012 and September 30, 2011, respectively.
11. Guarantees
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
In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien, TE Connectivity, ADT and Tyco Flow Control operating entities. In connection with both the 2012 and 2007 Separations, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien, TE Connectivity, ADT or Pentair, as appropriate. To the extent these guarantees were not assigned prior to the Separation dates, Tyco assumed primary liability on any remaining such support. The Company's obligations related to the 2012 Separation were $3 million, which were included in Other liabilities on the Company's Consolidated Balance Sheets as of both September 27, 2013 and September 28, 2012, with an offset to Tyco shareholders' equity on the 2012 Separation date. The Company's obligations related to the 2007 Separation were $3 million and $3 million, which were included in Other liabilities on the Company's Consolidated Balance Sheets as of September 27, 2013 and September 28, 2012, respectively, with an offset to Tyco shareholders' equity on the 2007 Separation date.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of September 27, 2013, the Company had total outstanding letters of credit and bank guarantees of approximately $424 million.
The Company records estimated product warranty costs at the time of sale. See Note 1.
The changes in the carrying amount of the Company's warranty accrual from September 28, 2012 to September 27, 2013 were as follows ($ in millions):

Balance as of September 28, 2012	$30
Warranties issued	16
Changes in estimates	(4)
Settlements	(11)
Balance as of September 27, 2013	$31
12. Financial Instruments
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value as of September 27, 2013 and September 28, 2012. The fair value of derivative financial instruments was not material to any of the periods presented. See below for the fair value of investments and Note 10 for the fair value of debt.
Derivative Instruments
In the normal course of business, Tyco is exposed to market risk arising from changes in currency exchange rates, interest rates and commodity prices. The Company may use derivative financial instruments to manage exposures to foreign currency, commodity and interest rate risks. The Company's objective for utilizing derivative financial instruments is to manage these risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company does not use derivative financial instruments for trading or speculative purposes.
For derivative instruments that are designated and qualified as hedging instruments for accounting purposes, the Company documented and linked the relationships between the hedging instruments and hedged items. The Company also assessed and documented at the hedge's inception whether the derivatives used in hedging transactions were effective in offsetting changes in fair values associated with the hedged items. These hedges did not result in any hedge ineffectiveness for the years ended September 27, 2013, September 28, 2012 and September 30, 2011.
All derivative financial instruments are reported on the Consolidated Balance Sheet at fair value with changes in the fair value of the derivative financial instruments recognized currently in the Company's Statement of Operations, with the exception of net investment hedges for which changes in fair value are reported in the cumulative translation component of accumulated other comprehensive loss to the extent the hedges are effective. The ineffective portion of the hedge, if any, is recognized in the Consolidated Statement of Operations. The derivative financial instruments and impact of such changes in the fair value of the derivative financial instruments was not material to the Consolidated Balance Sheets as of September 27, 2013 and September 28, 2012 or Consolidated Statements of Operations and Statement of Cash Flows for the years ended September 27, 2013, September 28, 2012 and September 30, 2011.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Exposures
The Company manages foreign currency exchange rate risk through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact and potential variability in cash flows associated with intercompany loans, accounts receivable, accounts payable and forecasted transactions that are denominated in certain foreign currencies. As of September 27, 2013 and September 28, 2012, the total gross notional amount of the Company's foreign exchange contracts was $278 million and $225 million, respectively.
Effective March 17, 2009, Tyco changed its jurisdiction of incorporation from Bermuda to Switzerland. Tyco made the final dividend payment in the form of a reduction of capital in February 2011, denominated in Swiss francs (See Note 15). The Company paid dividends in U.S. dollars, based on the exchange rate in effect shortly before the payment date. Fluctuations in the value of the U.S. dollar compared to the Swiss franc between the date the dividend was approved and paid increased or decreased the U.S. dollar amount required to be paid. The Company managed the potential variability in cash flows associated with the dividend payments by entering into derivative financial instruments used as economic hedges of the underlying risk. Beginning in May 2011, the Company makes dividend payments out of contributed surplus in U.S. dollars which has eliminated the need to use currency hedges for dividend payments.
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
The Company's exposure to credit risk associated with its derivative instruments is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. As of September 27, 2013, the Company was exposed to industry concentration with financial institutions as well as risk of loss if an individual counterparty or issuer failed to perform its obligations under contractual terms. The maximum amount of loss that the Company would incur as of September 27, 2013 without giving consideration to the effects of legally enforceable master netting agreements was approximately $4 million.
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
The following tables present the cost and fair market value of the Company's available-for-sale investments which are primarily held by the Company's captive insurance companies by type of security and classification in the Company's Consolidated Balance Sheets as of September 27, 2013 and September 28, 2012. In addition, the following tables present the Company's assets and liabilities measured at fair value on a recurring basis as of September 27, 2013 and September 28, 2012, by level within the fair value hierarchy.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As of September 27, 2013 ($ in millions):

			Fair Value			Consolidated Balance Sheet Classification
Type of Security	Cost Basis	Gross Unrealized Gain	Level 1	Level 2	Total	Prepaids and Other Current Assets	Other Assets
Corporate debt securities	$34	$—	$—	$34	$34	$11	$23
U.S. Government debt securities	209	—	171	38	209	89	120
	$243	$—	$171	$72	$243	$100	$143
        As of September 28, 2012 ($ in millions):

			Fair Value			Consolidated Balance Sheet Classification
Type of Security	Cost Basis	Gross Unrealized Gain	Level 1	Level 2	Total	Prepaids and Other Current Assets	Other Assets
Corporate debt securities	$33	$1	$—	$34	$34	$7	$27
U.S. Government debt securities	167	2	86	83	169	63	106
	$200	$3	$86	$117	$203	$70	$133
During 2013 and 2012, the Company did not have any significant transfers within the fair value hierarchy.
Investments with continuous unrealized losses for less than 12 months and 12 months or greater as of September 27, 2013 and September 28, 2012 were not material. The Company did not record any other-than-temporary impairments in the years ended 2013, 2012 and 2011.
The maturities of the Company's investments in debt securities as of September 27, 2013 are as follows ($ in millions):

	Cost Basis	Fair Value
Due in one year or less	$100	$100
Due after one year through five years	143	143
Total	$243	$243
Derivative Financial Instruments
The fair values for the Company's derivative financial instruments are derived from market approach pricing models that take into account the contractual terms and features of each instrument, forward foreign currency rates for the Company's foreign exchange contracts and yield curves for the Company's interest rate swaps existing at the end of the period. Valuations are adjusted to reflect creditworthiness of the counterparty for assets and the creditworthiness of the Company for liabilities. Such adjustments are based on observable market evidence and are categorized as Level 2 exposures. Derivative financial instruments fair value details are not presented as the derivative financial instruments were not material to any of the periods presented.
Other
The Company had $2.0 billion of intercompany loans designated as permanent in nature for both September 27, 2013 and September 28, 2012. For the years ended September 27, 2013 and September 28, 2012, and September 30, 2011 the Company recorded a cumulative translation gain of $3 million and $48 million and a cumulative translation loss of $2 million, respectively, through accumulated other comprehensive loss related to these loans.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies
The Company has facility, vehicle and equipment leases that expire at various dates beyond fiscal 2014. Rental expense under these leases was $293 million, $299 million and $270 million for 2013, 2012 and 2011, respectively. Following is a schedule of minimum lease payments for non-cancelable operating leases as of September 27, 2013 ($ in millions):

Operating Leases
2014	$158
2015	128
2016	107
2017	75
2018	29
Thereafter	40
$537
The Company also has purchase obligations related to commitments to purchase certain goods and services. As of September 27, 2013, such obligations were as follows: $334 million in 2014, $64 million in 2015, $42 million in 2016, $21 million in 2017 and $20 million in 2019 and thereafter.
In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.
Legacy Matters Related to Former Management
The Company is a party to several lawsuits involving disputes with former management, including its former chief executive officer, Mr. L. Dennis Kozlowski, and its former chief financial officer, Mr. Mark Swartz. The Company filed civil complaints against Mr. Kozlowski and Mr. Swartz for breach of fiduciary duty and other wrongful conduct relating to alleged abuses of the Company's Key Employee Loan Program and relocation program, unauthorized bonuses, unauthorized payments, self-dealing transactions and other improper conduct. In connection with Tyco's affirmative actions against Mr. Kozlowski and Mr. Swartz, Mr. Kozlowski, through counterclaims, and Mr. Swartz, through a separate lawsuit, sought an aggregate of approximately $140 million allegedly due in connection with their compensation and retention arrangements and under the Employee Retirement Income Security Act ("ERISA"). A former director, Mr. Frank Walsh Jr. sought indemnification for legal and other expenses incurred by him in connection with the Company's affirmative action against him for breaches of fiduciary duties.
With respect to Mr. Kozlowski, on December 1, 2010, the U.S. District Court for the Southern District of New York ruled in favor of several of the Company's affirmative claims against him before trial, while dismissing all of Mr. Kozlowski's counterclaims for pay and benefits after 1995. Prior to the commencement of trial, the parties reached an agreement in principle to resolve the matter, with Mr. Kozlowski agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements alleged to have existed between him and the Company. Although the parties have reached an agreement in principle, until the settlement agreement is signed, the Company will continue to maintain the amounts recorded in its Consolidated Balance Sheet, which reflect a net liability of approximately $91 million, for the amounts allegedly due under his compensation and retention arrangements and under ERISA.
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

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Environmental Matters
Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 27, 2013, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $74 million to $162 million. As of September 27, 2013, Tyco concluded that the best estimate within this range is approximately $105 million, of which $82 million is included in Accrued and other current liabilities and Accounts payable and $23 million is included in Other liabilities in the Company's Consolidated Balance Sheet.
The majority of the liabilities described above relate to ongoing remediation efforts at a facility in the Company's Global Products segment located in Marinette, Wisconsin, which the Company acquired in 1990 in connection with its acquisition of, among other things, the Ansul product line. Prior to Tyco's acquisition, Ansul manufactured arsenic-based agricultural herbicides at the Marinette facility, which resulted in significant arsenic contamination of soil and groundwater on the Marinette site and in parts of the adjoining Menominee River. Ansul has been engaged in ongoing remediation efforts at the Marinette site since 1990, and in February 2009 entered into an Administrative Consent Order (the "Consent Order") with the U.S. Environmental Protection Agency to address the presence of arsenic at the Marinette site. Under this agreement, Ansul's principal obligations are to contain the arsenic contamination on the site, pump and treat on-site groundwater, dredge, treat and properly dispose of contaminated sediments in the adjoining river areas, and monitor contamination levels on an ongoing basis. Activities completed under the Consent Order since 2009 include the installation of a subsurface barrier wall around the facility to contain contaminated groundwater, the installation of a groundwater extraction and treatment system and the dredging and offsite disposal of treated river sediment. As a result of treatability studies concluded during the second quarter of fiscal 2013, the Company became aware that additional river sediment beyond what was originally planned would require treatment under the Consent Order for river sediment remediation. This caused the Company to increase its agreed upon remedial activities through the fall of 2013 in order to achieve compliance with the Consent Order. During the first quarter of fiscal 2014, the deadline for completing the remediation was extended through December 31, 2013, and the Company intends to complete the activities required under the Consent Order within the extended timeframe. As a result of the increased level of remediation required, the Company recorded approximately $100 million in Selling, general and administrative expenses in the Consolidated Statement of Operations during the first half of the year ended September 27, 2013. As of September 27, 2013, the Company concluded that its remaining remediation and monitoring costs related to the Marinette facility were in the range of approximately $62 million to $137 million. The Company's best estimate within that range is approximately $93 million, of which $79 million is included in Accrued and other current liabilities and Accounts payable and $14 million is included in Other liabilities in the Company's Consolidated Balance Sheet. The Company recorded $17 million and $11 million during the years ended September 28, 2012 and September 30, 2011, respectively, within Selling, general and administrative expenses in the Consolidated Statement of Operations. Since fiscal 2009, the year in which the Company received the Consent Order, the Company has incurred environmental remediation costs net of insurance recoveries of $132 million. Although the Company has recorded its best estimate of the costs that it will incur to remediate and monitor the arsenic contamination at the Marinette facility, it is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asbestos Matters
The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos containing components manufactured by third parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's historical strategy has been to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. In addition, the Company continues to assess its strategy for resolving asbestos claims. Due to the number of claims and limited amount of assets held by Yarway Corporation ("Yarway"), one of the Company's indirect subsidiaries, on April 22, 2013 Yarway filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. As a result of this filing, all asbestos claims against Yarway have been stayed pending confirmation of a plan of reorganization by the Bankruptcy Court. Yarway's goal is to negotiate, obtain approval of, and consummate a plan of reorganization that establishes an appropriately funded trust to provide for the fair and equitable payment of legitimate current and future Yarway asbestos claims, accompanied by appropriate injunctive relief permanently protecting Yarway and certain other protected parties from any further asbestos claims arising from products manufactured, sold, and/or distributed by Yarway. Upon confirmation of such plan of reorganization, the Company expects to deconsolidate Yarway. As a result of filing the voluntary petition during the year, the Company recorded an expected loss upon deconsolidation of $10 million related to the Yarway bankruptcy petition. Although the terms of Yarway's plan of reorganization are unknown at this time, the Company does not expect them to have a material adverse effect on the Company's results of operations, financial condition or liquidity.
As of September 27, 2013, the Company has determined that there were approximately 5,200 claims pending against it, its subsidiaries or entities for which the Company has assumed responsibility in connection with acquisitions and divestitures. This amount reflects the Company's current estimate of the number of viable claims made against such entities and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants, are duplicative of other actions or for which the Company is indemnified.
The Company's estimate of its liability and corresponding insurance recovery for pending and future claims and defense costs is based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made in the future during a defined period of time (the look-forward period). On a quarterly basis, the Company assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, the Company considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and the Company's defense strategy. It also evaluates the recoverability of its insurance receivable on a quarterly basis. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance receivable is warranted.
During the third quarter of fiscal 2012, the Company determined that a look-back period of three years was more appropriate than a five year period because the Company had experienced a higher and more consistent level of claims activity and settlement costs in the past three years. The Company also revised its look-forward period from seven years to fifteen years, or 2027. The Company's decision to revise its look-forward period was primarily based on improvements in the consistency of observable data and the Company's more extensive experience with asbestos claims since the look-forward period was originally established in 2005. The revisions to the Company's look-forward and look-back periods were not applied to claims made against Yarway. Excluding these claims, the Company believed it could make a more reliable estimate of pending and future claims beyond seven years. The Company believed valuation of pending claims and future claims to be filed through 2027 produced a reasonable estimate of its asbestos liability, which it recorded in the consolidated financial statements on an undiscounted basis. The effect of the change in the Company's look-back and look-forward periods reduced income from continuing operations before income taxes and net income by approximately $90 million and $55 million, respectively. In addition, the effect of the change increased the Company's basic and diluted loss from continuing operations by $0.12 per share and decreased the Company's basic and diluted net income by $0.12 per share.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of September 27, 2013, the Company's estimated net liability of $169 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $321 million, and separately as an asset for insurance recoveries of $152 million. The Company believes that its asbestos related liabilities and insurance related assets as of September 27, 2013 are appropriate. Similarly, as of September 28, 2012, the Company's estimated net liability of $155 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $401 million, and separately as an asset for insurance recoveries of $246 million.
The net liabilities reflected in the Company's Consolidated Balance Sheet represent the Company's best estimates of probable losses for the look-forward periods described above. It is reasonably possible that losses will be incurred for claims made subsequent to such look-forward periods. However, due to the inherent uncertainty and lack of reliable trend data in predicting losses beyond 2027, the Company is unable to reasonably estimate the amount of losses beyond such date. Accordingly, no accrual has been recorded for any costs which may be incurred for claims which may be made subsequent to 2027. With respect to claims made against Yarway, the Company is unable to reasonably estimate losses beyond what it has accrued because it is uncertain what the impact of Yarway's reorganization plan under Chapter 11 of the Bankruptcy Code will be on the Company. However, the Company does not expect the impact to be materially adverse to its financial condition, results of operations or liquidity.
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
Tax Litigation

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
14. Retirement Plans
The Company sponsors a number of pension plans. The Company measures its pension plans as of its fiscal year end. The following disclosures exclude the impact of plans which are immaterial individually and in the aggregate.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The net periodic benefit cost for material U.S. and non-U.S. defined benefit pension plans for 2013, 2012 and 2011 is as follows ($ in millions):

	U.S. Plans			Non-U.S. Plans
	2013	2012	2011	2013	2012	2011
Service cost	$6	$5	$7	$19	$15	$16
Interest cost	33	35	38	51	54	58
Expected return on plan assets	(48)	(42)	(43)	(67)	(60)	(59)
Amortization of initial net (asset)	—	—	—	—	(1)	—
Amortization of net actuarial loss	14	13	9	12	8	10
Plan settlements, curtailments and special termination benefits	—	—	(2)	—	—	(1)
Net periodic benefit cost	$5	$11	$9	$15	$16	$24
Weighted-average assumptions used to determine net periodic pension cost during the year:
Discount rate	3.6%	4.5%	5.0%	4.2%	5.2%	5.1%
Expected return on plan assets	8.0%	8.0%	8.0%	6.8%	6.8%	6.8%
Rate of compensation increase	NA	NA	4.0%	3.6%	3.4%	3.6%
During fiscal 2011, the Company froze its last remaining active U.S. pension plan. For inactive plans the Company amortizes its actuarial gains and losses over the average remaining life expectancy of the pension plan participants.
The estimated net loss for material U.S. pension benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are expected to be $9 million.
The estimated net loss for material non-U.S. pension benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are expected to be $13 million.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The change in benefit obligations, plan assets and the amounts recognized on the Consolidated Balance Sheets for material U.S. and non-U.S. defined benefit plans as of September 27, 2013 and September 28, 2012 is as follows ($ in millions):

	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
Change in benefit obligations:
Benefit obligations as of beginning of year	$931	$819	$1,254	$1,064
Service cost	6	5	19	15
Interest cost	33	35	51	54
Employee contributions	—	—	2	2
Actuarial (gain) loss	(132)	119	91	137
Transfers	—	—	5	5
Benefits and administrative expenses paid	(46)	(47)	(60)	(53)
Plan settlements, curtailments and special termination benefits	—	—	(2)	—
Currency translation	—	—	7	30
Benefit obligations as of end of year	$792	$931	$1,367	$1,254
Change in plan assets:
Fair value of plan assets as of beginning of year	$623	$529	$1,016	$877
Actual return on plan assets	66	105	114	103
Employer contributions	9	36	47	52
Employee contributions	—	—	2	2
Acquisitions/divestitures	—	—	1	6
Benefits and administrative expenses paid	(46)	(47)	(60)	(53)
Plan settlements, curtailments and special termination benefits	—	—	(2)	—
Currency translation	—	—	1	29
Fair value of plan assets as of end of year	$652	$623	$1,119	$1,016
Funded status	$(140)	$(308)	$(248)	$(238)
Net amount recognized	$(140)	$(308)	$(248)	$(238)

	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(3)	$(3)	$(13)	$(13)
Non-current liabilities	(137)	(305)	(235)	(225)
Net amount recognized	$(140)	$(308)	$(248)	$(238)
Amounts recognized in accumulated other comprehensive loss (before income taxes) consist of:
Transition asset	$—	$—	$2	$3
Net actuarial loss	(271)	(435)	(424)	(390)
Total loss recognized	$(271)	$(435)	$(422)	$(387)
Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	4.9%	3.6%	4.2%	4.2%
Rate of compensation increase	N/A	N/A	3.6%	3.6%

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The accumulated and aggregate benefit obligation and fair value of plan assets with accumulated benefit obligations in excess of plan assets as of September 27, 2013 and September 28, 2012 were as follows ($ in millions):

	U.S. Plans		Non-U.S. Plans
	As of September 27, 2013	As of September 28, 2012	As of September 27, 2013	As of September 28, 2012
Accumulated benefit obligation	$792	$931	$1,345	$1,235
Accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$792	$931	$1,324	$1,224
Fair value of plan assets	652	623	1,095	1,003
Aggregate benefit obligation and fair value of plan assets for plans with benefit obligations in excess of plan assets:
Aggregate benefit obligation	$792	$931	$1,356	$1,254
Fair value of plan assets	652	623	1,108	1,016
In determining the expected return on plan assets, the Company considers the relative weighting of plan assets by asset class, historical performance of asset classes over long-term periods, asset class performance expectations as well as current and future economic conditions.
The Company's investment strategy for its pension plans is to manage the plans on a going-concern basis. Current investment policy is to maintain an adequate level of diversification while maximizing the return on assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants as well as providing adequate liquidity to meet immediate and future benefit payment requirements. In addition, local regulations and local financial considerations are factors in determining the appropriate investment strategy in each country. For U.S. pension plans, this policy targets a 60% allocation to equity securities and a 40% allocation to debt securities. Various asset allocation strategies are in place for non-U.S. pension plans, with a weighted-average target allocation of 49% to equity securities, 47% to debt securities and 4% to other asset classes.
Pension plans have the following weighted-average asset allocations:

	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
Asset Category:
Equity securities	63%	59%	52%	50%
Debt securities	35%	39%	48%	50%
Cash and cash equivalents	2%	2%	—	—
Total	100%	100%	100%	100%
Although the Company does not buy or sell any of its own securities as a direct investment for its pension funds, due to external investment management in certain commingled funds, the plans may indirectly hold Tyco securities. The aggregate amount of the securities would not be considered material relative to the total fund assets.
The Company evaluates its defined benefit plans' asset portfolios for the existence of significant concentrations of risk. Types of investment concentration risks that are evaluated include, but are not limited to, concentrations in a single entity, industry, foreign country and individual fund manager. As of September 27, 2013, there were no significant concentrations of risk in the Company's defined benefit plan assets.
The Company's plan assets are accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and their placement within the fair value hierarchy levels. The Company's asset allocations by level within the fair value hierarchy as of September 27, 2013 and September 28, 2012 are presented in the table below for the Company's material defined benefit plans.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of September 27, 2013
($ in millions)	Level 1	Level 2	Total
Equity securities:
U.S. equity securities	$187	$296	$483
Non-U.S. equity securities	165	351	516
Fixed income securities:
Government and government agency securities	34	292	326
Corporate debt securities	—	379	379
Mortgage and other asset-backed securities	—	54	54
Cash and cash equivalents	13	—	13
Total	$399	$1,372	$1,771

	As of September 28, 2012
($ in millions)	Level 1	Level 2	Total
Equity securities:
U.S. equity securities	$162	$268	$430
Non-U.S. equity securities	101	336	437
Fixed income securities:
Government and government agency securities	58	272	330
Corporate debt securities	—	384	384
Mortgage and other asset-backed securities	—	39	39
Cash and cash equivalents	19	—	19
Total	$340	$1,299	$1,639
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

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth a summary of pension plan assets valued using NAV or its equivalent as of September 27, 2013 and September 28, 2012 ($ in millions):

	As of September 27, 2013
Investment ($ in millions)	Fair Value	Redemption Frequency	Redemption Notice Period
U.S. equity securities	$292	Daily	1 day, 5 days
Non-U.S. equity securities	390	Daily, Semi-monthly	1 day, 2 days, 3 days
Government and government agency securities	148	Daily	1 day, 2 days
Corporate debt securities	121	Daily	1 day, 2 days
	$951

	As of September 28, 2012
Investment ($ in millions)	Fair Value	Redemption Frequency	Redemption Notice Period
U.S. equity securities	$265	Daily	1 day
Non-U.S. equity securities	329	Daily, Semi-monthly	1 day, 2 days, 3 days
Government and government agency securities	119	Daily	1 day
Corporate debt securities	136	Daily	1 day, 2 days
	$849
The strategy of the Company's investment managers with regard to the investments valued using NAV or its equivalent is to either match or exceed relevant benchmarks associated with the respective asset category. None of the investments valued using NAV or its equivalent contain any redemption restrictions or unfunded commitments.
During 2013, the Company contributed $9 million to its U.S. and $47 million to its non-U.S. pension plans, which represented the Company's minimum required contributions to its pension plans for fiscal year 2012. The Company did not make any voluntary contributions to its U.S. and non-U.S. plans during 2013.
The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates as well as to make discretionary voluntary contributions from time-to-time. The Company anticipates that it will contribute at least the minimum required to its pension plans in 2014 of $25 million for the U.S. plans and $35 million for non-U.S. plans.
Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows ($ in millions):

	U.S. Plans	Non-U.S. Plans
2014	$43	$55
2015	44	54
2016	45	55
2017	45	56
2018	47	57
2019 - 2023	248	306
The Company also participates in a number of multi-employer defined benefit plans on behalf of certain employees. Pension expense related to multi-employer plans was not material for 2013, 2012 and 2011.
Executive Retirement Arrangements—Messrs. Kozlowski and Swartz participated in individual Executive Retirement Arrangements maintained by Tyco (the "ERA"). Under the ERA, Messrs. Kozlowski and Swartz would have fixed lifetime benefits commencing at their normal retirement age of 65. During the second quarter of fiscal 2012, the Company reversed the liability related to Mr. Swartz's pay and benefits due to the expiration of the statute of limitations, which was recorded in

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Selling, general and administrative expenses in the Company's Consolidated Statement of Operations. The Company's accrued benefit obligation for Mr. Kozlowski as of September 27, 2013 was $93 million. The Company's accrued benefit obligations for Messrs. Kozlowski and Swartz as of September 28, 2012 were $93 million and nil, respectively. Retirement benefits are available at earlier ages and alternative forms of benefits can be elected. Any such variations would be actuarially equivalent to the fixed lifetime benefit starting at age 65. Amounts owed to Mr. Kozlowski under the ERA are the subject of litigation brought by the Company against him. See Note 13.
Defined Contribution Retirement Plans—The Company maintains several defined contribution retirement plans, which include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $63 million, $58 million, and $54 million for 2013, 2012 and 2011, respectively. The Company maintained an unfunded Supplemental Executive Retirement Plan ("SERP") for fiscal years 2012 and 2011. This plan is nonqualified and restores the employer match that certain employees lose due to IRS limits on eligible compensation under the defined contribution plans. The expense related to the SERP was not material for 2012 and 2011. The SERP was merged with the other nonqualified deferred compensation plans, discussed in the next paragraph, as of September 28, 2012.
Deferred Compensation Plans—The Company has nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to a number of funds in the Company's 401(k) plans and the account balance fluctuates with the investment returns on those funds. Deferred compensation liabilities were $113 million and $103 million as of September 27, 2013 and September 28, 2012, respectively. Deferred compensation expense was not material for 2013, 2012 and 2011.
Postretirement Benefit Plans—The Company generally does not provide postretirement benefits other than pensions for its employees. However, certain acquired operations provide these benefits to employees who were eligible at the date of acquisition, and a small number of U.S. and Canadian operations provide ongoing eligibility for such benefits.
Net periodic postretirement benefit cost was not material for 2013, 2012 and 2011. The Company's Consolidated Balance Sheets include unfunded postretirement benefit obligations of $33 million and $40 million as of September 27, 2013 and September 28, 2012, respectively within other liabilities. The Company's Consolidated Balance Sheets include nil of postretirement benefit assets as of both September 27, 2013 and September 28, 2012. In addition, the Company recorded a net actuarial gain of $8 million and $4 million within accumulated other comprehensive loss as of September 27, 2013 and September 28, 2012, respectively.
The Company expects to make contributions to its postretirement benefit plans of $3 million in 2014.
Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows ($ in millions):

2014	$3
2015	3
2016	3
2017	3
2018	3
2019-2023	12
15. Shareholders' Equity and Comprehensive Income
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
Under Swiss law, the authority to declare dividends is vested in the general meeting of shareholders. On March 6, 2013, the Company's shareholders approved a cash dividend of $0.64 per share, payable to shareholders in four quarterly installments

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of $0.16 in May 2013, August 2013, November 2013 and February 2014. As a result, during the quarter ended March 29, 2013, the Company recorded an accrued dividend of $296 million within Accrued and other current liabilities and a corresponding reduction to Contributed surplus on the Company's Consolidated Balance Sheet. The first installment of $0.16 was paid on May 22, 2013 to shareholders of record on April 26, 2013. The second installment of $0.16 was paid on August 21, 2013 to shareholders of record on July 26, 2013. The third installment of $0.16 was paid on November 14, 2013 to shareholders of record on October 25, 2013.
On March 7, 2012, the Company's shareholders approved a cash dividend of $0.50 per share, payable to shareholders in two quarterly installments of $0.25 on May 23, 2012 and August 22, 2012. On September 17, 2012, the Company's shareholders approved a cash dividend of $0.30 per share, payable to shareholders in two quarterly installments of $0.15 on November 15, 2012 and February 20, 2013. The $0.30 dividend reflects the impact of the 2012 Separation on the Company's dividend policy. As a result, the Company recorded an accrued dividend of $231 million as of March 7, 2012 and an additional accrued dividend of $139 million as of September 17, 2012 within Accrued and other current liabilities and a corresponding reduction to Contributed surplus. The first installment of $0.25 was paid on May 23, 2012 to shareholders on record on April 27, 2012. The second installment of $0.25 was paid on August 22, 2012 to shareholders on record on July 27, 2012. The first installment of $0.15 of the $0.30 dividend was paid on November 15, 2012 to shareholders of record on October 16, 2012. The second installment of $0.15 of the $0.30 dividend was paid on February 20, 2013 to shareholders of record on January 25, 2013.
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
Common Stock
As of September 27, 2013, the Company's share capital amounted to CHF 243,181,525, or 486,363,050 registered common shares with a par value of CHF 0.50 per share. Until March 6, 2015, the Board of Directors may increase the Company's share capital by a maximum amount of CHF 121,500,000 by issuing a maximum of 243,000,000 shares. In addition, (i) the share capital of the Company may be increased by an amount not exceeding CHF 23,964,755 through the issue of a maximum of 47,929,510 shares through the exercise of conversion and/or option or warrant rights granted in connection with bonds, notes or similar instruments and (ii) the share capital of the Company may be increased by an amount not exceeding CHF 23,964,755 through the issue of a maximum of 47,929,510 shares to employees and other persons providing services to the Company. Although the Company states its par value in Swiss francs, it continues to use the U.S. dollar as its reporting currency for preparing its Consolidated Financial Statements.
On March 6, 2013, shareholders of the Company approved a reduction of the Company's registered share capital from CHF 3,258,632,435 to CHF 243,181,525 by reducing the par value of each share from CHF 6.70 to CHF 0.50 per share and correspondingly increasing the Company's contributed surplus by CHF 3,015,450,910. The reduction in registered share capital and corresponding increase in contributed surplus is intended to provide the Company with more flexibility in making distributions to shareholders. On May 13, 2013, the notice period required in accordance with Swiss law expired, and the amendment to the Company's Articles of Association was filed with the Swiss Commercial Register on May 15, 2013. As a result, the reduction in registered share capital and corresponding increase in contributed surplus, which did not result in any changes to total Shareholders' Equity, was recorded during the year ended September 27, 2013.
Share Repurchase Program
The Company's Board of Directors approved the $600 million 2013 share repurchase program, the $1.0 billion 2011 share repurchase program and the $1.0 billion 2010 share repurchase program in January 2013, April 2011 and September 2010, respectively. Share repurchases reduce the amount of common shares outstanding and decrease the dividends declared on the Consolidated Statement of Shareholders' Equity. Shares repurchased by the Company by fiscal year and share repurchase program are provided below:

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2013 Share Repurchase Program		2011 Share Repurchase Program		2010 Share Repurchase Program
	Shares (in millions)	Amounts ($ in billions)	Shares (in millions)	Amounts ($ in billions)	Shares (in millions)	Amounts ($ in billions)
Approved Repurchase Amount		$0.6		$1.0		$1.0
Repurchases
Fiscal 2013	3.0	0.1	7.0	0.2	N/A	N/A
Fiscal 2012	N/A	N/A	11.0	0.5	N/A	N/A
Fiscal 2011	N/A	N/A	6.0	0.3	24.0	1.0
Remaining Amount Available		$0.5		$—		$—
Comprehensive Income

	2013	2012	2011
Net income	$533	$471	$1,720
Foreign currency translation	(87)	92	21
Liquidation of foreign entities (1)	(9)	2	(164)
Income tax expense (2)	(6)	(1)	—
Foreign currency translation, net of tax	(102)	93	(143)
Net actuarial gains (losses)	109	(212)	(30)
Amortization reclassified into earnings	26	22	21
Settlements/curtailments reclassified to earnings	—	—	(1)
Foreign currency and other	—	(15)	(2)
Divestiture of business	—	—	33
Income tax (expense) benefit	(54)	42	12
Defined benefit and post retirement plans, net of tax	81	(163)	33
Unrealized gain (loss) on marketable securities and derivative instruments	2	(1)	(2)
Income tax (expense) benefit	(2)	1	(2)
Unrealized loss on marketable securities and derivative instruments, net of tax	—	—	(4)
Deconsolidation of variable interest entity due to adoption of an accounting standard	—	—	(11)
Total other comprehensive loss, net of tax	(21)	(70)	(125)
Comprehensive income	512	401	1,595
Less: comprehensive loss attributable to noncontrolling interests	(3)	(1)	(10)
Comprehensive income attributable to Tyco common shareholders	$515	$402	$1,605

(1)
During the years ended September 27, 2013, September 28, 2012 and September 30, 2011, $9 million of cumulative translation gains, $2 million of cumulative translation loss and $164 million of cumulative translation gains, respectively, were transferred from currency translation adjustments as a result of the sale of foreign entities. Of these amounts, nil, $2 million and $126 million, respectively, are included in income from discontinued operations.

(2)
Income tax on the net investment hedge was $6 million of an income tax expense for the year ended September 27, 2013, $1 million of an income tax expense for the year ended September 28, 2012 and nil for the year ended September 30, 2011.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows ($ in millions):

	Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities and Derivative Instruments	Retirement Plans	Accumulated Other Comprehensive Loss
Balance as of September 24, 2010	$213	$4	$(539)	$(322)
Other comprehensive (loss) income, net of tax	(143)	(4)	33	(114)
Balance as of September 30, 2011	70	—	(506)	(436)
Other comprehensive income (loss), net of tax	93	—	(163)	(70)
Distribution of Tyco Flow Control and ADT	(582)	—	122	(460)
Balance as of September 28, 2012	(419)	—	(547)	(966)
Other comprehensive (loss) income, net of tax	(102)	—	81	(21)
Balance as of September 27, 2013	$(521)	$—	$(466)	$(987)
16. Share Plans
Total share-based compensation cost recognized within continuing and discontinued operations during 2013, 2012 and 2011 consisted of the following ($ in millions):

	2013	2012	2011
Selling, general and administrative expenses	$63	$81	$89
Separation costs	—	28	—
Restructuring, asset impairments and divestiture charges (gains), net	—	4	—
Total share-based compensation costs included in Continuing operations	63	113	89
Discontinued operations	—	27	21
Total share-based compensation costs	$63	$140	$110
The Company has recognized a related tax benefit associated with its share-based compensation arrangements during 2013, 2012 and 2011 of $20 million, $43 million and $31 million, of which nil, $8 million and $6 million is included in Discontinued operations, respectively.
In connection with the 2012 Separation, most employees' outstanding stock option awards were converted into options to acquire the stock of the employee's post-Separation employer in a manner designed to preserve the intrinsic value of such awards. However, for certain corporate employees and for all terminated employees, all or a portion of such employees' stock option awards were converted into options to acquire the stock of each of the Company, Pentair and ADT. The modifications made to the share options as a result of the 2012 Separation constituted a modification under the authoritative guidance for accounting for stock compensation, which requires a comparison of fair values of the stock option awards immediately before the 2012 Separation and the fair values immediately after the 2012 Separation. In certain instances, the fair value immediately after the 2012 Separation was higher. As a result, the modification resulted in incremental compensation cost of $1 million, the majority of which was recorded in Discontinued operations for the year ended September 28, 2012. Except for the changes described, the material terms of the stock option awards remained unchanged from the original grant. While the equity awards held by employees were converted as of September 28, 2012, the 2012 and 2011 grant date fair values, intrinsic values, vested values and black-scholes assumptions are on a pre-conversion basis.
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

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On September 17, 2012, shareholders approved the Tyco International 2012 Stock and Incentive Plan (the "2012 Plan") which replaces the 2004 Tyco International Ltd. Stock and Incentive Plan (the "2004 Plan").  The 2012 Plan provides for the award of stock options, stock appreciation rights, annual performance bonuses, long term performance awards, restricted units, restricted shares, deferred stock units, promissory stock and other stock-based awards (collectively, "Awards").  Pursuant to the 2012 Plan, effective October 1, 2012, 50 million common shares are available for equity-based awards, subject to adjustments as provided under the terms of the 2012 Plan. No additional shares are available under the 2004 Plan. In addition, any common shares which have been awarded under the 2004 Plan but which are not issued, owing to expiration, forfeiture, cancellation, return to the Company or settlement in cash in lieu of common shares on or after January 1, 2004 and which are no longer available for any reason will also be available for issuance under the 2012 Plan. When common shares are issued pursuant to a grant of a full value award (for example, restricted stock units and performance share units), the total number of common shares remaining available for grant will be decreased by 3.32 shares. As of September 27, 2013, there were approximately 40 million shares available for grant under the 2012 Plan.

During 2004, the 2004 Plan effectively replaced the Tyco International Ltd. Long Term Incentive Plan, as amended as of May 12, 1999 (the "LTIP I Plan") and the Tyco International Ltd. Long Term Incentive Plan II (the "LTIP II Plan") for all awards effective on and after March 25, 2004. The 2004 Plan provided for the award of stock options, stock appreciation rights, annual performance bonuses, long term performance awards, restricted units, restricted shares, deferred stock units, promissory stock and other stock-based awards (collectively, "Awards"). As of September 27, 2013, an immaterial number of stock units remained outstanding which were granted under LTIP I and LTIP II prior to termination.
The 2004 Plan provided for a maximum of 40 million common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2004 Plan. In addition, any common shares that have been approved by the Company's shareholders for issuance under the LTIP Plans but which have not been awarded there under as of January 1, 2004, reduced by the number of common shares related to Awards made under the LTIP Plans between January 1, 2004 and March 25, 2004, the date the 2004 Plan was approved by shareholders, (or which have been awarded but will not be issued, owing to expiration, forfeiture, cancellation, return to the Company or settlement in cash in lieu of common shares on or after January 1, 2004) and which are no longer available for any reason (including the termination of the LTIP Plans) were available for issuance under the 2004 Plan, and now are subsequently available for issuance under the 2012 Plan. When common shares are issued pursuant to a grant of a full value award, the total number of common shares remaining available for grant will be decreased by a margin of at least 1.8 per share issued. As of October 1, 2012, the 2012 Plan replaced the 2004 Plan and no further awards are permitted to be granted under the 2004 Plan.
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
The grant-date fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on an analysis of historic and implied volatility measures for a set of peer companies. The average expected life is based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual share option forfeitures. The weighted-

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

average assumptions used in the Black-Scholes option pricing model for 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Expected stock price volatility	35%	36%	33%
Risk free interest rate	0.87%	1.46%	1.30%
Expected annual dividend per share	$0.60	$1.00	$0.84
Expected life of options (years)	5.8	5.8	5.2
The weighted-average grant-date fair values of options granted during 2013, 2012 and 2011 was $7.21, $12.56 and $9.22, respectively. The total intrinsic value of options exercised during 2013, 2012 and 2011 was $73 million, $85 million and $84 million, respectively. The related excess cash tax benefit classified as a financing cash inflow for 2013, 2012 and 2011 was not material.
A summary of the option activity as of September 27, 2013, and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding as of September 28, 2012	21,670,340	$20.89
Granted	4,214,430	27.27
Exercised	(7,306,955)	20.90
Expired	(640,895)	21.69
Forfeited	(137,731)	23.98
Outstanding as of September 27, 2013	17,799,189	22.34	6.20	$225
Vested and unvested expected to vest as of September 27, 2013	16,924,966	22.19	6.09	$216
Exercisable as of September 27, 2013	9,190,538	21.20	4.31	$126
As of September 27, 2013, there was $32 million of total unrecognized compensation cost related to unvested options granted. The cost is expected to be recognized over a weighted-average period of 2.4 fiscal years.
Employee Stock Purchase Plans—Tyco Employee Stock Purchase Plan ("ESPP") was suspended indefinitely during the fourth quarter of 2009.   As of September 27, 2013, there were approximately 3 million shares available for grant under the ESPP.
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

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the activity of the Company's restricted stock unit awards as of September 27, 2013 and changes during the year then ended is presented in the tables below:

Non-vested Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of September 28, 2012	5,164,283	$20.24
Granted	1,366,929	27.66
Vested	(2,118,908)	18.49
Forfeited	(443,177)	20.76
Non-vested as of September 27, 2013	3,969,127	22.63
The weighted-average grant-date fair value of restricted stock units granted during 2013, 2012 and 2011 was $27.66, $45.54 and $37.90, respectively. The total fair value of restricted stock units vested during 2013, 2012 and 2011 was $64 million, $90 million and $62 million, respectively.
As of September 27, 2013, there was $47 million of total unrecognized compensation cost related to all unvested restricted share awards. The cost is expected to be recognized over a weighted-average period of 2.1 fiscal years.
A summary of the activity of the Company's performance share unit awards as of September 27, 2013 and changes during the year then ended is presented in the table below:

Non-vested Performance Share Units	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of September 28, 2012	—	$—
Granted	897,197	30.36
Vested	—	—
Forfeited	(41,355)	30.36
Non-vested as of September 27, 2013	855,842	30.36
The weighted-average grant-date fair value of performance share units granted during 2013, 2012 and 2011 was $30.36, $48.86 and $41.37, respectively. The total fair value of performance share units vested during 2013, 2012 and 2011 was nil, $25 million and nil. As of August 2, 2012, all performance share units were converted to restricted stock units; the outstanding shares at that time have been moved to the restricted stock units reporting table.
As of September 27, 2013, there was $15 million of total unrecognized compensation cost related to all unvested performance share awards. The cost is expected to be recognized over a weighted-average period of 2.0 fiscal years.
Deferred Stock Units—Deferred Stock Units ("DSUs") are notional units that are tied to the value of Tyco common shares with distribution deferred until termination of employment or service to the Company. Distribution, when made, will be in the form of actual shares on a one-for-one basis. Similar to restricted stock units that vest over time, the fair value of DSUs is determined based on the closing market price of the Company's shares on the grant date and is amortized to expense over the vesting period. Recipients of DSUs do not have the right to vote and do not receive cash dividends. However, they have the right to receive dividend equivalent units. Conditions of vesting are determined at the time of grant. Under the 2004 Plan, grants made to executives generally vested in equal annual installments over three years while DSUs granted to the Board of Directors were immediately vested. The Company had 1.1 million DSUs outstanding as of September 28, 2012, all of which are fully vested and 1.0 million of which were delivered six months following September 28, 2012.
There were no DSU awards granted during 2013, 2012 and 2011; however, participants continue to earn DEUs on their existing awards. The total fair value of DSUs including DEUs vested during 2013, 2012 and 2011 was nil, $1 million and $1 million, respectively.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Consolidated Segment Data
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

The Company also provides general corporate services to its segments which will be reported as a fourth, non-operating segment, Corporate and Other. For the years ended September 30, 2011, Corporate and Other includes the Company's former Electrical and Metal Products business which was divested in the first quarter of fiscal 2011.
As a result of the 2012 Separation, net revenue, operating income, depreciation and amortization and capital expenditures for the year ended September 30, 2011 has been recast for the new segment structure. Selected information by segment is presented in the following tables ($ in millions):

	2013(2)	2012(2)	2011(2)
Net Revenue(1):
NA Installation & Services	$3,891	$3,962	$4,022
ROW Installation & Services	4,417	4,341	4,434
Global Products	2,339	2,100	1,754
Corporate and Other	—	—	347
	$10,647	$10,403	$10,557
_______________________________________________________________________________

(1)	Net revenue by operating segment excludes intercompany transactions.

(2)	Fiscal 2011 was a 53-week year. Fiscal years 2013 and 2012 were 52-week years.

	2013	2012	2011
Operating income (loss):
NA Installation & Services	$388	$374	$425
ROW Installation & Services	433	456	405
Global Products	307	353	295
Corporate and Other(1)	(319)	(498)	(143)
	$809	$685	$982
_______________________________________________________________________________

(1)
Operating income includes $7 million for the year ended September 30, 2011, related to the Company's former Electrical and Metals Products business of which a majority interest was sold during the first quarter of fiscal 2011. Operating income for the year ended September 30, 2011 also included a gain, net of working capital adjustments, of $248 million related to the same sale. See Note 3.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total assets by segment as of September 27, 2013, September 28, 2012 and September 30, 2011 are as follows ($ in millions):

	2013	2012	2011
Total Assets:
NA Installation & Services	$3,829	$3,989	$4,025
ROW Installation & Services	3,928	3,884	3,633
Global Products	2,726	2,377	2,037
Corporate and Other	1,693	2,115	3,047
Assets of discontinued operations	—	—	13,960
	$12,176	$12,365	$26,702
Depreciation and amortization and capital expenditures by segment for the years ended September 27, 2013, September 28, 2012 and September 30, 2011 are as follows ($ in millions):

	2013	2012	2011
Depreciation and amortization:
NA Installation & Services	$139	$137	$143
ROW Installation & Services	223	211	211
Global Products	58	63	49
Corporate and Other	7	7	18
	$427	$418	$421

	2013	2012	2011
Capital expenditures
NA Installation & Services	$92	$107	$76
ROW Installation & Services	217	211	210
Global Products	58	74	66
Corporate and Other	10	14	19
	$377	$406	$371
Net revenue by geographic area for the years ended September 27, 2013, September 28, 2012 and September 30, 2011 is as follows ($ in millions):

	2013(4)	2012(4)	2011(4)
Net Revenue(1):
North America(2)	$5,343	$5,257	$5,386
Latin America	480	441	459
Europe, Middle East and Africa (3)	2,758	2,766	2,896
Asia-Pacific	2,066	1,939	1,816
	$10,647	$10,403	$10,557
_______________________________________________________________________________

(1)	Net revenue is attributed to individual countries based on the reporting entity that records the transaction.

(2)	Includes U.S. net revenue of $4,568 million, $4,478 million and $4,630 million for 2013, 2012 and 2011, respectively.

(3)
The U.K. represents the largest portion of net revenue in the Europe, Middle East and Africa region with net revenue of $1,168 million, $1,162 million and $1,187 million for 2013, 2012 and 2011, respectively.

(4)	Fiscal 2011 was a 53-week year. Fiscal years 2013 and 2012 were 52-week years.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-lived assets by geographic area as of September 27, 2013, September 28, 2012 and September 30, 2011 are as follows ($ in millions):

	2013	2012	2011
Long-lived assets(1):
North America(2)	$892	$925	$967
Latin America	129	151	144
Europe, Middle East and Africa	340	359	367
Asia-Pacific	601	587	535
Corporate and Other	32	29	33
	$1,994	$2,051	$2,046
_______________________________________________________________________________

(1)
Long-lived assets are comprised primarily of subscriber system assets, net, property, plant and equipment, net, deferred subscriber acquisition costs, net and dealer intangibles. They exclude goodwill, other intangible assets and other assets.

(2)	Includes U.S. long-lived assets of $828 million, $856 million and $895 million for 2013, 2012 and 2011, respectively.
18. Supplementary Consolidated Balance Sheet Information
Selected supplementary Consolidated Balance Sheet information as of September 27, 2013 and September 28, 2012 is as follows ($ in millions):

	As of September 27, 2013	As of September 28, 2012
Contracts in process	$384	$360
Other	473	524
Prepaid expenses and other current assets	$857	$884
Deferred tax asset-non current	$279	$398
Other	830	806
Other assets	$1,109	$1,204
Accrued payroll and payroll related costs	$327	$291
Deferred income tax liability-current	44	10
Income taxes payable-current	42	126
Accrued dividends	148	139
Other	1,349	1,222
Accrued and other current liabilities	$1,910	$1,788
Long-term pension and postretirement liabilities	$425	$593
Deferred income tax liability-non-current	236	211
Income taxes payable-non-current	147	124
Other	1,161	1,413
Other liabilities	$1,969	$2,341

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Inventory
Inventories consisted of the following ($ in millions):

	As of September 27, 2013	As of September 28, 2012
Purchased materials and manufactured parts	$157	$135
Work in process	93	80
Finished goods	405	419
Inventories	$655	$634
Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.
20. Property, Plant and Equipment
Property, plant and equipment consisted of the following ($ in millions):

	As of September 27, 2013	As of September 28, 2012
Land	$44	44
Buildings	388	358
Subscriber systems	2,971	3,063
Machinery and equipment	1,232	1,158
Construction in progress	67	102
Accumulated depreciation	(3,025)	(3,055)
Property, Plant and Equipment, net	$1,677	1,670
21. Tyco International Finance S.A.
TIFSA, a 100% owned subsidiary of the Company, has public debt securities outstanding which are fully and unconditionally guaranteed by Tyco. See Note 10. The following tables present condensed consolidating financial information for Tyco, TIFSA and all other subsidiaries. Condensed financial information for Tyco and TIFSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.
During fiscal 2013, the Company transferred certain investments in subsidiaries from Tyco to TIFSA. There was no impact on the Company’s financial position, results of operations and cash flows as the transactions were entirely among wholly-owned subsidiaries of Tyco. The transactions, which increased TIFSA’s investment in subsidiaries, were among entities under common control and their effects have been reflected as of the beginning of the earliest period presented, which resulted in a net increase to TIFSA’s investment in subsidiaries of $3,063 million as of September 28, 2012.
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

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 27, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$10,647	$—	$10,647
Cost of product sales and services	—	—	6,766	—	6,766
Selling, general and administrative expenses	11	1	2,918	—	2,930
Separation costs	3	—	5	—	8
Restructuring, asset impairment and divestiture charges, net	—	—	134	—	134
Operating (loss) income	(14)	(1)	824	—	809
Interest income	2	—	15	—	17
Interest expense	(1)	(95)	(4)	—	(100)
Other (expense) income, net	(31)	—	2	—	(29)
Equity in net (loss) income of subsidiaries	(12,666)	575	—	12,091	—
Intercompany interest and fees	13,248	122	(13,370)	—	—
Income (loss) from continuing operations before income taxes	538	601	(12,533)	12,091	697
Income tax expense	(2)	(2)	(121)	—	(125)
Equity loss in earnings of unconsolidated subsidiaries	—	—	(48)	—	(48)
Income (loss) from continuing operations	536	599	(12,702)	12,091	524
Income from discontinued operations, net of income taxes	—	—	9	—	9
Net income (loss)	536	599	(12,693)	12,091	533
Less: noncontrolling interest in subsidiaries net loss	—	—	(3)	—	(3)
Net income (loss) attributable to Tyco common shareholders	$536	$599	$(12,690)	$12,091	$536

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended September 27, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$536	$599	$(12,693)	$12,091	$533
Other comprehensive (loss) income, net of tax
Foreign currency translation	(102)	—	(102)	102	(102)
Defined benefit and post retirement plans	81	—	81	(81)	81
Unrealized loss on marketable securities and derivate instruments	—	—	—	—	—
Total other comprehensive loss, net of tax	(21)	—	(21)	21	(21)
Comprehensive income (loss)	515	599	(12,714)	12,112	512
Less: comprehensive loss attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive income (loss) attributable to Tyco common shareholders	$515	$599	$(12,711)	$12,112	$515

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 28, 2012
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$10,403	$—	$10,403
Cost of product sales and services	—	—	6,626	—	6,626
Selling, general and administrative expenses	15	15	2,873	—	2,903
Separation costs	3	1	67	—	71
Restructuring, asset impairment and divestiture charges, net	1	—	117	—	118
Operating (loss) income	(19)	(16)	720	—	685
Interest income	—	—	19	—	19
Interest expense	—	(204)	(5)	—	(209)
Other (expense) income, net	(4)	(453)	3	—	(454)
Equity in net income of subsidiaries	913	1,065	—	(1,978)	—
Intercompany interest and fees	(412)	282	225	(95)	—
Income from continuing operations before income taxes	478	674	962	(2,073)	41
Income tax expense	(2)	(2)	(344)	—	(348)
Equity loss in earnings of unconsolidated subsidiaries	—	—	(26)	—	(26)
Income (loss) from continuing operations	476	672	592	(2,073)	(333)
(Loss) income from discontinued operations, net of income taxes	(4)	—	713	95	804
Net income	472	672	1,305	(1,978)	471
Less: noncontrolling interest in subsidiaries net loss	—	—	(1)	—	(1)
Net income attributable to Tyco common shareholders	$472	$672	$1,306	$(1,978)	$472

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended September 28, 2012
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$472	$672	$1,305	$(1,978)	$471
Other comprehensive income (loss), net of tax
Foreign currency translation	93	11	82	(93)	93
Defined benefit and post retirement plans	(163)	—	(163)	163	(163)
Unrealized loss on marketable securities and derivate instruments	—	—	—	—	—
Total other comprehensive (loss) income, net of tax	(70)	11	(81)	70	(70)
Comprehensive income	402	683	1,224	(1,908)	401
Less: comprehensive loss attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income attributable to Tyco common shareholders	$402	$683	$1,225	$(1,908)	$402

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 30, 2011
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$10,557	$—	$10,557
Cost of product sales and services	—	—	6,890	—	6,890
Selling, general and administrative expenses	32	12	2,790	—	2,834
Restructuring, asset impairment and divestiture charges (gains), net	3	—	(152)	—	(149)
Operating (loss) income	(35)	(12)	1,029	—	982
Interest income	—	—	27	—	27
Interest expense	—	(237)	(3)	—	(240)
Other (expense) income, net	(7)	—	2	—	(5)
Equity in net income of subsidiaries	2,863	2,809	—	(5,672)	—
Intercompany interest and fees	(1,098)	337	900	(139)	—
Income from continuing operations before income taxes	1,723	2,897	1,955	(5,811)	764
Income tax expense	(4)	(25)	(105)	—	(134)
Equity loss in earnings of unconsolidated subsidiaries	—	—	(12)	—	(12)
Income from continuing operations	1,719	2,872	1,838	(5,811)	618
Income from discontinued operations, net of income taxes	—	—	963	139	1,102
Net income	1,719	2,872	2,801	(5,672)	1,720
Less: noncontrolling interest in subsidiaries net income	—	—	1	—	1
Net income attributable to Tyco common shareholders	$1,719	$2,872	$2,800	$(5,672)	$1,719

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended September 30, 2011
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$1,719	$2,872	$2,801	$(5,672)	$1,720
Other comprehensive (loss) income, net of tax
Foreign currency translation	(143)	(21)	(122)	143	(143)
Defined benefit and post retirement plans	33	—	33	(33)	33
Unrealized loss on marketable securities and derivate instruments	(4)	—	(4)	4	(4)
Deconsolidation of variable interest entity due to adoption of an accounting standard	—	—	(11)	—	(11)
Total other comprehensive loss, net of tax	(114)	(21)	(104)	114	(125)
Comprehensive income	1,605	2,851	2,697	(5,558)	1,595
Less: comprehensive loss attributable to noncontrolling interests	—	—	(10)	—	(10)
Comprehensive income attributable to Tyco common shareholders	$1,605	$2,851	$2,707	$(5,558)	$1,605

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 27, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$563	$—	$563
Accounts receivable, net	—	—	1,738	—	1,738
Inventories	—	—	655	—	655
Intercompany receivables	22	2,079	7,354	(9,455)	—
Prepaid expenses and other current assets	9	—	848	—	857
Deferred income taxes	—	—	254	—	254
Total current assets	31	2,079	11,412	(9,455)	4,067
Property, plant and equipment, net	—	—	1,677	—	1,677
Goodwill	—	—	4,519	—	4,519
Intangible assets, net	—	—	804	—	804
Investment in subsidiaries	12,826	14,690	—	(27,516)	—
Intercompany loans receivable	—	1,141	5,310	(6,451)	—
Other assets	68	6	1,035	—	1,109
Total Assets	$12,925	$17,916	$24,757	$(43,422)	$12,176
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$—	$20	$—	$20
Accounts payable	1	—	898	—	899
Accrued and other current liabilities	353	23	1,534	—	1,910
Deferred revenue	—	—	402	—	402
Intercompany payables	3,515	3,845	2,095	(9,455)	—
Total current liabilities	3,869	3,868	4,949	(9,455)	3,231
Long-term debt	—	1,443	—	—	1,443
Intercompany loans payable	3,660	1,852	939	(6,451)	—
Deferred revenue	—	—	400	—	400
Other liabilities	298	—	1,671	—	1,969
Total Liabilities	7,827	7,163	7,959	(15,906)	7,043
Redeemable noncontrolling interest	—	—	12	—	12
Tyco Shareholders' Equity:
Common shares	208	—	—	—	208
Common shares held in treasury	—	—	(912)	—	(912)
Other shareholders' equity	4,890	10,753	17,675	(27,516)	5,802
Total Tyco Shareholders' Equity	5,098	10,753	16,763	(27,516)	5,098
Nonredeemable noncontrolling interest	—	—	23	—	23
Total Equity	5,098	10,753	16,786	(27,516)	5,121
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$12,925	$17,916	$24,757	$(43,422)	$12,176

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 28, 2012
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$844	$—	$844
Accounts receivable, net	7	—	1,689	—	1,696
Inventories	—	—	634	—	634
Intercompany receivables	1,220	1,890	10,361	(13,471)	—
Prepaid expenses and other current assets	14	—	870	—	884
Deferred income taxes	—	—	295	—	295
Total current assets	1,241	1,890	14,693	(13,471)	4,353
Property, plant and equipment, net	—	—	1,670	—	1,670
Goodwill	—	—	4,367	—	4,367
Intangible assets, net	—	—	771	—	771
Investment in subsidiaries	25,666	15,337	—	(41,003)	—
Intercompany loans receivable	1,921	7,031	19,956	(28,908)	—
Other assets	67	260	877	—	1,204
Total Assets	$28,895	$24,518	$42,334	$(83,382)	$12,365
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$—	$10	$—	$10
Accounts payable	—	—	897	—	897
Accrued and other current liabilities	187	23	1,578	—	1,788
Deferred revenue	—	—	402	—	402
Intercompany payables	3,571	6,793	3,107	(13,471)	—
Total current liabilities	3,758	6,816	5,994	(13,471)	3,097
Long-term debt	—	1,443	38	—	1,481
Intercompany loans payable	19,672	3,055	6,181	(28,908)	—
Deferred revenue	—	—	424	—	424
Other liabilities	471	—	1,870	—	2,341
Total Liabilities	23,901	11,314	14,507	(42,379)	7,343
Redeemable noncontrolling interest	—	—	12	—	12
Tyco Shareholders' Equity:
Common shares	2,792	—	—	—	2,792
Common shares held in treasury	—	—	(1,094)	—	(1,094)
Other shareholders' equity	2,202	13,204	28,893	(41,003)	3,296
Total Tyco Shareholders' Equity	4,994	13,204	27,799	(41,003)	4,994
Nonredeemable noncontrolling interest	—	—	16	—	16
Total Equity	4,994	13,204	27,815	(41,003)	5,010
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$28,895	$24,518	$42,334	$(83,382)	$12,365

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 27, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(251)	$452	$640	$—	$841
Net cash provided by discontinued operating activities	—	—	9	—	9
Cash Flows From Investing Activities:
Capital expenditures	—	—	(377)	—	(377)
Proceeds from disposal of assets	—	—	5	—	5
Acquisition of businesses, net of cash acquired	—	—	(229)	—	(229)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	(22)	—	(22)
Divestiture of businesses, net of cash divested	—	—	17	—	17
Intercompany dividend from subsidiary	—	32	—	(32)	—
Net increase in intercompany loans	—	(431)	—	431	—
Decrease in investment in subsidiaries	—	8	—	(8)	—
Net increase in investments	—	—	(45)	—	(45)
Increase in restricted cash	—	—	(8)	—	(8)
Other	—	—	4	—	4
Net cash used in investing activities	—	(391)	(655)	391	(655)
Cash Flows From Financing Activities:
Net repayments of debt	—	—	(30)	—	(30)
Proceeds from exercise of share options	—	—	153	—	153
Dividends paid	(288)	—	—	—	(288)
Intercompany dividend to parent	—	—	(32)	32	—
Repurchase of common shares by treasury	—	—	(300)	—	(300)
Net intercompany loan borrowings (repayments)	449	—	(18)	(431)	—
Decrease in equity from parent	—	—	(8)	8	—
Transfer from (to) discontinued operations	90	(61)	10	—	39
Other	—	—	(30)	—	(30)
Net cash provided by (used in) financing activities	251	(61)	(255)	(391)	(456)
Net cash used in discontinued financing activities	—	—	(39)	—	(39)
Effect of currency translation on cash	—	—	(11)	—	(11)
Net decrease in cash and cash equivalents	—	—	(311)	—	(311)
Less: net decrease in cash and cash equivalents related to discontinued operations	—	—	(30)	—	(30)
Cash and cash equivalents at beginning of period	—	—	844	—	844
Cash and cash equivalents at end of period	$—	$—	$563	$—	$563

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 28, 2012
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(467)	$3,542	$(2,374)	$—	$701
Net cash provided by discontinued operating activities	—	—	1,885	—	1,885
Cash Flows From Investing Activities:
Capital expenditures	—	—	(406)	—	(406)
Proceeds from disposal of assets	—	—	8	—	8
Acquisition of businesses, net of cash acquired	—	—	(217)	—	(217)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	(28)	—	(28)
Divestiture of businesses, net of cash divested	—	—	(5)	—	(5)
Intercompany dividend from subsidiary	—	409	—	(409)	—
Net increase in intercompany loans	—	(1,119)	—	1,119	—
(Increase) decrease in investment in subsidiaries	(495)	207	16	272	—
Net decrease in investments	—	—	41	—	41
Increase in restricted cash	—	—	(2)	—	(2)
Other	—	—	27	—	27
Net cash used in investing activities	(495)	(503)	(566)	982	(582)
Net cash used in discontinued investing activities	—	—	(1,215)	11	(1,204)
Cash Flows From Financing Activities:
Net (repayments) borrowings of debt	—	(3,039)	17	—	(3,022)
Proceeds from exercise of share options	—	—	226	—	226
Dividends paid	(461)	—	—	—	(461)
Repurchase of common shares by treasury	—	—	(500)	—	(500)
Net intercompany loan borrowings (repayments)	1,423	—	(304)	(1,119)	—
Increase in equity from parent	—	—	71	(71)	—
Transfer from discontinued operations	—	—	3,066	208	3,274
Other	—	—	(25)	—	(25)
Net cash provided by (used in) financing activities	962	(3,039)	2,551	(982)	(508)
Net cash used in discontinued financing activities	—	—	(448)	197	(251)
Effect of currency translation on cash	—	—	4	—	4
Effect of currency translation on cash related to discontinued operations	—	—	4	—	4
Net (decrease) increase in cash and cash equivalents	—	—	(159)	208	49
Less: net increase in cash and cash equivalents related to discontinued operations	—	—	226	208	434
Cash and cash equivalents at beginning of period	—	—	1,229	—	1,229
Cash and cash equivalents at end of period	$—	$—	$844	$—	$844

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2011
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(7,090)	$1,739	$6,012	$—	$661
Net cash provided by discontinued operating activities	—	—	1,767	—	1,767
Cash Flows From Investing Activities:
Capital expenditures	—	—	(371)	—	(371)
Proceeds from disposal of assets	—	—	6	—	6
Acquisition of businesses, net of cash acquired	—	—	(353)	—	(353)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	(33)	—	(33)
Divestiture of businesses, net of cash divested	35	—	674	—	709
Intercompany dividend from subsidiary	6,347	9	—	(6,356)	—
Net increase in intercompany loans	—	(1,703)	—	1,703	—
Decrease (increase) in investment in subsidiaries	4,773	(9)	(72)	(4,692)	—
Net decrease in investments	—	—	26	—	26
Increase in restricted cash	—	—	(8)	—	(8)
Other	—	(12)	(25)	—	(37)
Net cash provided by (used in) investing activities	11,155	(1,715)	(156)	(9,345)	(61)
Net cash used in discontinued investing activities	—	—	(1,005)	—	(1,005)
Cash Flows From Financing Activities:
Net repayments of debt	—	(19)	(17)	—	(36)
Proceeds from exercise of share options	—	—	124	—	124
Dividends paid	(458)	—	—	—	(458)
Intercompany dividend to parent	—	—	(6,349)	6,349	—
Repurchase of common shares by treasury	(500)	—	(800)	—	(1,300)
Net intercompany loan (repayments) borrowings	(3,126)	—	4,829	(1,703)	—
Decrease in equity from parent	—	—	(4,699)	4,699	—
Transfer from discontinued operations	—	—	726	—	726
Other	19	(5)	(8)	—	6
Net cash used in financing activities	(4,065)	(24)	(6,194)	9,345	(938)
Net cash used in discontinued financing activities	—	—	(793)	—	(793)
Effect of currency translation on cash	—	—	(4)	—	(4)
Effect of currency translation on cash related to discontinued operations	—	—	(2)	—	(2)
Net decrease in cash and cash equivalents	—	—	(375)	—	(375)
Less: net decrease in cash and cash equivalents related to discontinued operations	—	—	(33)	—	(33)
Decrease in cash and cash equivalents from deconsolidation of variable interest entity	—	—	(10)	—	(10)
Cash and cash equivalents at beginning of period	—	—	1,581	—	1,581
Cash and cash equivalents at end of period	$—	$—	$1,229	$—	$1,229

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Subsequent Events
On November 8, 2013, the Company acquired Westfire, Inc., a fire protection services company with operations in the United States, Chile and Peru. Westfire provides critical special-hazard suppression and detection applications in mining, telecommunications and other vertical markets and will be integrated with the NA Installation & Services and ROW Installation & Services segments.

On November 11, 2013, the Company's Board of Directors approved a cash dividend of $0.72 per common share, an $0.08 per common share increase, subject to shareholder approval at the annual general meeting in March 2014.

TYCO INTERNATIONAL LTD.
SUPPLEMENTARY FINANCIAL INFORMATION
Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial data for the years ended September 27, 2013 and September 28, 2012 is as follows ($ in millions, except per share data):

	2013
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Net revenue	$2,600	$2,608	$2,678	$2,761
Gross profit	932	935	983	1,031
Income from continuing operations attributable to Tyco common shareholders	159	74	132	162
Income (loss) from discontinued operations, net of income taxes	4	(2)	3	4
Net income attributable to Tyco common shareholders	$163	$72	$135	$166
Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.34	$0.16	$0.29	$0.35
Income from discontinued operations, net of income taxes	0.01	—	—	0.01
Net income attributable to Tyco common shareholders	$0.35	$0.16	$0.29	$0.36
Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.34	$0.16	$0.28	$0.34
Income from discontinued operations, net of income taxes	—	—	—	0.01
Net income attributable to Tyco common shareholders	$0.34	$0.16	$0.28	$0.35

TYCO INTERNATIONAL LTD.
SUPPLEMENTARY FINANCIAL INFORMATION (Continued)
Selected Quarterly Financial Data (Unaudited) (Continued)

	2012
	1st Qtr.(1)	2nd Qtr.(1)	3rd Qtr.(1)	4th Qtr.(1)(2)
Net revenue	$2,478	$2,542	$2,655	$2,728
Gross profit	899	908	970	1,000
Income (loss) from continuing operations attributable to Tyco common shareholders	98	134	65	(629)
Income from discontinued operations, net of income taxes	224	189	181	210
Net income (loss) attributable to Tyco common shareholders	$322	$323	$246	$(419)
Basic earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	$0.21	$0.29	$0.14	$(1.36)
Income from discontinued operations, net of income taxes	0.48	0.41	0.39	0.45
Net income (loss) attributable to Tyco common shareholders	$0.69	$0.70	$0.53	$(0.91)
Diluted earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	$0.21	$0.29	$0.14	$(1.36)
Income from discontinued operations, net of income taxes	0.48	0.40	0.38	0.45
Net income (loss) attributable to Tyco common shareholders	$0.69	$0.69	$0.52	$(0.91)
_______________________________________________________________________________

(1)
Net revenue excludes $1,717 million, $1,804 million, $1,796 million and $1,831 million of net revenue related to discontinued operations for the first, second, third and fourth quarters of 2012, respectively.

(2)	Loss from continuing operations attributable to Tyco common shareholders includes a $453 million loss on extinguishment of debt which was recorded in connection with the 2012 Separation.

TYCO INTERNATIONAL LTD.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Description	Balance at Beginning of Year	Additions Charged to Income	Acquisitions (Divestitures) and Other	Deductions(1)	Balance at End of Year
Accounts Receivable:
Year Ended September 30, 2011	$96	$24	$(12)	$(52)	$56
Year Ended September 28, 2012	56	41	6	(41)	62
Year Ended September 27, 2013	62	57	2	(38)	83
_______________________________________________________________________________

(1)	Deductions represent uncollectible accounts written off, net of recoveries.