Form 10-Q
period 2013-12-27
TYCO INTERNATIONAL LTD
filed 2014-01-31
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 27, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The number of common shares outstanding as of January 23, 2014 was 460,308,460.

TYCO INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
     TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share data)

	For the Quarters Ended
	December 27, 2013	December 28, 2012
Revenue from product sales	$1,493	$1,443
Service revenue	1,154	1,157
Net revenue	2,647	2,600
Cost of product sales	1,023	1,004
Cost of services	648	664
Selling, general and administrative expenses	599	682
Separation costs (see Note 2)	—	5
Restructuring and asset impairment charges, net (see Note 4)	3	10
Operating income	374	235
Interest income	3	4
Interest expense	(24)	(24)
Other expense, net	(1)	(9)
Income from continuing operations before income taxes	352	206
Income tax expense	(76)	(39)
Equity loss in earnings of unconsolidated subsidiaries	(4)	(6)
Income from continuing operations	272	161
Income from discontinued operations, net of income taxes	—	4
Net income	272	165
Less: noncontrolling interest in subsidiaries net income	2	2
Net income attributable to Tyco common shareholders	$270	$163
Amounts attributable to Tyco common shareholders:
Income from continuing operations	$270	$159
Income from discontinued operations	—	4
Net income attributable to Tyco common shareholders	$270	$163
Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.58	$0.34
Income from discontinued operations	—	0.01
Net income attributable to Tyco common shareholders	$0.58	$0.35
Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.57	$0.34
Income from discontinued operations	—	—
Net income attributable to Tyco common shareholders	$0.57	$0.34
Weighted average number of shares outstanding:
Basic	464	466
Diluted	471	473
   See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	For the Quarters Ended
	December 27, 2013	December 28, 2012
Net income	$272	$165
Other comprehensive (loss) income, net of tax
Foreign currency translation	(37)	11
Defined benefit and post retirement plans	3	4
Unrealized gain on marketable securities and derivative instruments	—	1
Total other comprehensive (loss) income, net of tax	(34)	16
Comprehensive income	238	181
Less: comprehensive income attributable to noncontrolling interests	2	2
Comprehensive income attributable to Tyco common shareholders	$236	$179
   See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except per share data)

	December 27, 2013	September 27, 2013
Assets
Current Assets:
Cash and cash equivalents	$479	$563
Accounts receivable, less allowance for doubtful accounts of $81 and $83, respectively	1,725	1,738
Inventories	685	655
Prepaid expenses and other current assets	864	857
Deferred income taxes	254	254
Total Current Assets	4,007	4,067
Property, plant and equipment, net	1,678	1,677
Goodwill	4,528	4,519
Intangible assets, net	806	804
Other assets	994	1,109
Total Assets	$12,013	$12,176
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$180	$20
Accounts payable	838	899
Accrued and other current liabilities	1,777	1,910
Deferred revenue	368	402
Total Current Liabilities	3,163	3,231
Long-term debt	1,443	1,443
Deferred revenue	392	400
Other liabilities	1,849	1,969
Total Liabilities	6,847	7,043
Commitments and Contingencies (see Note 11)
Redeemable noncontrolling interest	12	12
Tyco Shareholders' Equity:
Common shares CHF 0.50 par value, 825,222,070 shares authorized, 486,363,050 shares issued as of both December 27, 2013 and September 27, 2013	208	208
Common shares held in treasury, 26,217,435 and 22,902,706 shares as of December 27, 2013 and September 27, 2013, respectively	(1,031)	(912)
Contributed surplus	3,669	3,754
Accumulated earnings	3,305	3,035
Accumulated other comprehensive loss	(1,021)	(987)
Total Tyco Shareholders' Equity	5,130	5,098
Nonredeemable noncontrolling interest	24	23
Total Equity	5,154	5,121
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$12,013	$12,176
   See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	For the Quarters Ended
	December 27, 2013	December 28, 2012
Cash Flows From Operating Activities:
Net income attributable to Tyco common shareholders	$270	$163
Noncontrolling interest in subsidiaries net income	2	2
Income from discontinued operations, net of income taxes	—	(4)
Income from continuing operations	272	161
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	106	105
Non-cash compensation expense	15	14
Deferred income taxes	57	10
Provision for losses on accounts receivable and inventory	11	18
Legacy legal matters (see Note 11)	(92)	—
Other non-cash items	16	6
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	14	(9)
Contracts in progress	13	(2)
Inventories	(32)	(29)
Prepaid expenses and other current assets	(59)	31
Accounts payable	(44)	(61)
Accrued and other liabilities	(108)	(228)
Deferred revenue	(41)	(47)
Other	(5)	(8)
Net cash provided by (used in) operating activities	123	(39)
Net cash provided by discontinued operating activities	—	4
Cash Flows From Investing Activities:
Capital expenditures	(92)	(90)
Proceeds from disposal of assets	4	3
Acquisition of businesses, net of cash acquired	(54)	(23)
Acquisition of dealer generated customer accounts and bulk account purchases	(11)	(6)
Sales and maturities of investments	112	11
Purchases of investments	(32)	(91)
Other	6	8
Net cash used in investing activities	(67)	(188)
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	310	—
Repayment of short-term debt	(150)	—
Proceeds from exercise of share options	40	46
Dividends paid	(74)	(70)
Repurchase of common shares by treasury	(250)	(50)
Transfer to discontinued operations	—	(29)
Other	(9)	(16)
Net cash used in financing activities	(133)	(119)
Net cash provided by discontinued financing activities	—	29
Effect of currency translation on cash	(7)	3
Net decrease in cash and cash equivalents	(84)	(310)
Less: net increase in cash and cash equivalents related to discontinued operations	—	33
Cash and cash equivalents at beginning of period	563	844
Cash and cash equivalents at end of period	$479	$501
   See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the Quarters Ended December 27, 2013 and December 28, 2012
(in millions)

	Number of Common Shares	Common Shares at Par Value	Treasury Shares	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Tyco Shareholders' Equity	Nonredeemable Noncontrolling Interest	Total Equity
Balance as of September 28, 2012	462	$2,792	$(1,094)	$1,763	$2,499	$(966)	$4,994	$16	$5,010
Comprehensive income:
Net income					163		163	2	165
Other comprehensive income, net of tax						16	16		16
Dividends declared				(1)			(1)		(1)
Shares issued from treasury for vesting of share based equity awards	6		247	(201)			46		46
Repurchase of common shares	(2)		(50)				(50)		(50)
Compensation expense				14			14		14
Other	(1)		(16)	(40)			(56)		(56)
Balance as of December 28, 2012	465	$2,792	$(913)	$1,535	$2,662	$(950)	$5,126	$18	$5,144

	Number of Common Shares	Common Shares at Par Value	Treasury Shares	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Tyco Shareholders' Equity	Nonredeemable Noncontrolling Interest	Total Equity
Balance as of September 27, 2013	463	$208	$(912)	$3,754	$3,035	$(987)	$5,098	$23	$5,121
Comprehensive income:
Net income					270		270	2	272
Other comprehensive loss, net of tax						(34)	(34)		(34)
Shares issued from treasury for vesting of share based equity awards	4		140	(100)			40		40
Repurchase of common shares	(7)		(250)				(250)		(250)
Compensation expense				15			15		15
Other			(9)				(9)	(1)	(10)
Balance as of December 27, 2013	460	$208	$(1,031)	$3,669	$3,305	$(1,021)	$5,130	$24	$5,154
   See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation—The Consolidated Financial Statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim period. The unaudited Consolidated Financial Statements include the consolidated results of Tyco International Ltd., a corporation organized under the laws of Switzerland, and its subsidiaries (Tyco and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Tyco"). The unaudited Consolidated Financial Statements have been prepared in United States dollars ("USD") and in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The results reported in these unaudited Consolidated Financial Statements should not be taken as indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2013 (the "2013 Form 10-K").
References to 2014 and 2013 are to Tyco's fiscal quarters ending December 27, 2013 and December 28, 2012, respectively, unless otherwise indicated.
The Company has a 52 or 53-week fiscal year that ends on the last Friday in September. Fiscal years 2014 and 2013 are both 52-week years.
Recently Adopted Accounting Pronouncements—In January 2013, the Financial Accounting Standards Board ("FASB") issued authoritative guidance clarifying the scope of disclosures about offsetting assets and liabilities. The guidance clarifies that the scope of the disclosures applies to derivatives accounted for in accordance with authoritative guidance for derivatives and hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that either offset or are subject to an enforceable master netting agreement or similar agreement. The guidance is applied retrospectively and became effective for Tyco in the first quarter of fiscal 2014. The adoption of this guidance did not have a material impact on the Company's disclosures.
In February 2013, the FASB issued authoritative guidance for the reporting of amounts reclassified out of Accumulated other comprehensive income ("AOCI"). The amendment did not change the current requirements for reporting net income or Other comprehensive income ("OCI") in the financial statements. The guidance requires the presentation, either on the face of the statement where net income is presented or in the notes, of the significant reclassifications out of AOCI by the respective line items of net income if the amount reclassified is required under U.S. generally accepted accounting principles ("U.S. GAAP") to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, the amendment requires a cross-reference to other disclosures under U.S. GAAP that provide additional detail about those amounts. The guidance became effective for Tyco in the first quarter of fiscal 2014 and additional disclosures are provided in Note 13.
Recently Issued Accounting Pronouncements—In March 2013, the FASB issued authoritative guidance to resolve diversity in practice on the accounting for the cumulative translation adjustment ("CTA") when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The guidance requires that the parent release any CTA into net income when the parent ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity which results in a substantially complete liquidation of the foreign entity; when the sale of an investment in a foreign entity results in the loss of a controlling financial interest; or where an acquirer obtains control of an acquiree in which it had an equity interest immediately before the acquisition date. The guidance does not change the requirement to release a pro rata portion of the CTA into net income upon a partial sale of an equity method investment that is a foreign entity. The guidance will be effective for Tyco in the first quarter of fiscal 2015, with early adoption permitted. The Company is currently assessing the timing of its adoption along with what impact, if any, the guidance will have upon adoption.
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

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. This guidance does not require any additional recurring disclosures and will be effective for Tyco the first fiscal quarter of fiscal 2015. The Company is currently assessing the impact, if any, the guidance will have upon adoption.
2.    2012 Separation Transaction
On September 28, 2012, the Company completed the spin-offs of The ADT Corporation ("ADT") and Pentair Ltd. (formerly known as Tyco Flow Control International Ltd. ("Tyco Flow Control")), formerly the North American residential security and flow control businesses of Tyco, respectively, into separate, publicly traded companies in the form of a distribution to Tyco shareholders.
In connection with activities taken to complete the 2012 Separation and to create the revised organizational structure of the Company, the Company incurred pre-tax charges ("Separation Charges") of $15 million and $14 million during the quarters ended December 27, 2013 and December 28, 2012, respectively. The amounts presented within discontinued operations are costs directly related to the 2012 Separation that are not expected to provide a future benefit to the Company. The components of the Separation Charges incurred within continuing operations and discontinued operations consisted of the following ($ in millions):

	For the Quarter Ended December 27, 2013			For the Quarter Ended December 28, 2012
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Professional fees	$1	$—	$1	$—	$3	$3
Information technology related costs	3	—	3	2	2	4
Employee compensation costs	—	—	—	—	1	1
Marketing costs	10	—	10	14	—	14
Other	1	—	1	2	(10)	(8)
Total pre-tax separation charges (gain)	15	—	15	18	(4)	14
Tax-related separation charges	—	—	—	4	—	4
Tax benefit on pre-tax separation charges	(6)	—	(6)	(5)	—	(5)
Total separation charges (gain), net of tax	$9	$—	$9	$17	$(4)	$13
Pre-tax Separation Charges were classified in continuing operations within the Company's Consolidated Statement of Operations as follows ($ in millions):

	For the Quarters Ended
	December 27, 2013	December 28, 2012
Selling, general and administrative expenses ("SG&A")	$15	$13
Separation costs	—	5
Total	$15	$18
3.    Divestitures
The Company continually assesses the strategic fit of its various businesses and from time to time divests businesses which do not align with its long-term strategy.
Fiscal 2014
During the quarter ended December 27, 2013, the Company completed the sale of its Armourguard business in New Zealand and its fire and security business in Fiji, both of which were in its ROW Installation & Services segment, for an immaterial amount. These businesses were accounted for as held for sale as of September 27, 2013, however, the assets and

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liabilities have not been presented separately in the Consolidated Balance Sheets, and these businesses have not been presented in discontinued operations in the Consolidated Statements of Operations for all periods presented because the amounts were not material.
Fiscal 2013
On September 28, 2012, Tyco completed the 2012 Separation. See Note 2 for additional information. At the time of the 2012 Separation, the Company used available information to develop its best estimates for certain assets and liabilities related to the transaction. In limited instances, final determination of the balances will be made in subsequent periods, such as in the case of when final income tax returns are filed in certain jurisdictions where those returns include a combination of Tyco, ADT and/or Tyco Flow Control legal entities. During the quarter ended December 28, 2012, $40 million was recorded within the Consolidated Statement of Shareholders' Equity as Other, primarily related to a cash true-up adjustment paid to ADT. During the quarter ended December 27, 2013, there were no adjustments recorded within the Consolidated Statement of Shareholders' Equity. Any additional adjustments are not expected to be material.
Divestiture Gains, Net
For the quarter ended December 27, 2013, the Company recorded a net gain of $3 million in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations, primarily related to a favorable judgment received with respect to a former business which was divested.
For the quarter ended December 28, 2012, the Company recorded a net gain of $3 million in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations, primarily related to the favorable settlement of an indemnification resulting from the divestiture of the Company's Electrical and Metal Products business.
4.    Restructuring and Asset Impairment Charges, Net
During the first quarter of fiscal 2014, the Company identified and pursued opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across the Company's businesses. The Company expects to incur restructuring and restructuring related charges in the range of $50 million to $75 million in fiscal 2014, which does not include repositioning charges as described below.
The Company recorded restructuring and asset impairment charges by action and Consolidated Statement of Operations classification as follows ($ in millions):

	For the Quarters Ended
	December 27, 2013	December 28, 2012
2014 actions	$1	$—
2013 actions	1	5
2012 and prior actions	1	5
Total	$3	$10
Charges reflected in restructuring and asset impairments, net	$3	$10

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2014 Actions
Restructuring and asset impairment charges, net, during the quarter ended December 27, 2013 related to the 2014 actions are as follows ($ in millions):

For the Quarter Ended December 27, 2013
Employee Severance and Benefits
ROW Installation & Services	1
Total	$1

The rollforward of the reserves from September 27, 2013 to December 27, 2013 is as follows ($ in millions):

Balance as of September 27, 2013	$—
Charges	1
Balance as of December 27, 2013	$1
2013 Actions
Restructuring and asset impairment charges, net, during the quarter ended December 27, 2013 related to the 2013 actions are as follows ($ in millions):

	For the Quarter Ended December 27, 2013
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Installation & Services	$(1)	$1	$—
ROW Installation & Services	(3)	—	(3)
Global Products	4	—	4
Total	$—	$1	$1

	For the Quarter Ended December 28, 2012
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
ROW Installation & Services	$2	$1	$3
Global Products	1	—	1
Corporate and Other	1	—	1
Total	$4	$1	$5

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring and asset impairment charges, net, incurred cumulative to date from initiation of the 2013 actions are as follows ($ in millions):

	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Installation & Services	$33	$2	$35
ROW Installation & Services	43	4	47
Global Products	13	2	15
Corporate and Other	3	—	3
Total	$92	$8	$100
The rollforward of the reserves from September 27, 2013 to December 27, 2013 is as follows ($ in millions):

Balance as of September 27, 2013	$68
Charges	6
Reversals	(5)
Utilization	(16)
Balance as of December 27, 2013	$53
2012 and prior actions
The Company continues to maintain restructuring reserves related to actions initiated prior to fiscal 2013. The total amount of these reserves was $56 million and $63 million as of December 27, 2013 and September 27, 2013, respectively. The Company incurred $1 million of restructuring charges, net and utilized $8 million for the quarter ended December 27, 2013. The Company incurred $5 million of restructuring charges, net for the quarter ended December 28, 2012 related to 2012 and prior actions. The aggregate remaining reserves primarily relate to facility exit costs for long-term non-cancelable lease obligations primarily within the Company's ROW Installation & Services segment.
Total Restructuring Reserves
As of December 27, 2013 and September 27, 2013, restructuring reserves related to all actions were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	As of
	December 27, 2013	September 27, 2013
Accrued and other current liabilities	$92	$113
Other liabilities	18	18
Total	$110	$131
Repositioning
The Company has initiated certain global actions designed to reduce its cost structure and improve future profitability by streamlining operations and better aligning functions, which the Company refers to as repositioning actions. These actions may or may not lead to a future restructuring action. During the quarter ended December 27, 2013, the Company recorded repositioning charges of $6 million primarily related to professional fees which have been reflected in Selling, general and administrative expenses in the Consolidated Statement of Operations. There were no repositioning charges incurred during the quarter ended December 28, 2012.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    Acquisitions
Acquisitions
During the quarter ended December 27, 2013, total consideration included in continuing operations was $57 million which was comprised of $54 million cash paid, net of $1 million cash acquired, and $2 million of contingent consideration which was entirely related to the acquisition of Westfire, Inc. ("Westfire") on November 8, 2013. Westfire, a fire protection services company with operations in the United States, Chile and Peru, provides critical special-hazard suppression and detection applications in mining, telecommunications and other vertical markets and will be integrated with the NA Installation & Services and ROW Installation & Services segments.
During the quarter ended December 28, 2012, cash paid for acquisitions included in continuing operations totaled $23 million, which is related to an acquisition within the Company's NA Installation & Services segment.
Acquisition and Integration Related Costs
Acquisition and integration costs are expensed as incurred. The Company incurred acquisition and integration costs of $1 million for both the quarters ended December 27, 2013 and December 28, 2012. Such costs are recorded in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations.
6.    Income Taxes
Tyco did not have a significant change to its unrecognized tax benefits during the quarter ended December 27, 2013.
Many of Tyco's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
Australia	2004-2013
Canada	2005-2013
Germany	2005-2013
South Korea	2006-2013
Switzerland	2004-2013
United Kingdom	2011-2013
United States	1997-2013
Based on the current status of its income tax audits, Tyco believes that it is reasonably possible that between nil and $35 million in unrecognized tax benefits may be resolved in the next twelve months.
At each balance sheet date, the Company evaluates whether it is more likely than not that Tyco's deferred tax assets will be realized and if sufficient future taxable income will be available by assessing current period and projected operating results and other pertinent data. As of December 27, 2013, Tyco recorded deferred tax assets of approximately $173 million, which is comprised of $2.2 billion gross deferred tax assets net of $2.0 billion valuation allowances.
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

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The receivables and liabilities related to the 2012 and 2007 Tax Sharing Agreements as of December 27, 2013 and September 27, 2013, are as follows ($ in millions):

	2012 Tax Sharing Agreement		2007 Tax Sharing Agreement
	As of		As of
	December 27, 2013	September 27, 2013	December 27, 2013	September 27, 2013
Net receivable:
Other assets	—	—	68	67
	—	—	68	67
Tax sharing agreement related liabilities
Accrued and other current liabilities	(33)	(33)	(130)	(130)
Other liabilities	(36)	(36)	(254)	(254)
	(69)	(69)	(384)	(384)
Net liability	$(69)	$(69)	$(316)	$(317)

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tyco recorded a loss in conjunction with the 2012 Tax Sharing Agreement within Other expense, net in the Consolidated Statements of Operations for the quarters ended December 27, 2013 and December 28, 2012 as follows ($ in millions):

	For the Quarters Ended
	December 27, 2013	December 28, 2012
Income (loss)
2012 Tax Sharing Agreement	$(2)	$(10)
Pursuant to the terms of the 2012 Separation and Distribution Agreement, Tyco, ADT and Pentair are each responsible for issuing their own shares upon employee exercise of a stock option award or vesting of a restricted unit award. However, the 2012 Tax Sharing Agreement provides that any allowable compensation tax deduction for such awards is to be claimed by the employee's current employer. The 2012 Tax Sharing Agreement requires the employer claiming a tax deduction for shares issued by the other companies to pay a percentage of the allowable tax deduction to the company issuing the equity.
During the quarter ended December 27, 2013, Tyco incurred a charge of $3 million to make payments to ADT and Pentair based on estimated allowable deductions for ADT and Pentair shares issued to Company employees, offset by income of $1 million to be received from ADT and Pentair for Company shares issued to their employees, resulting in a net impact of approximately $2 million.
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
7.    Earnings Per Share
The reconciliations between basic and diluted earnings per share attributable to Tyco common shareholders are as follows (in millions, except per share data):

	For the Quarter Ended December 27, 2013			For the Quarter Ended December 28, 2012
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$270	464	$0.58	$159	466	$0.34
Share options and restricted share awards		7			7
Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations attributable to Tyco common shareholders, giving effect to dilutive adjustments	$270	471	$0.57	$159	473	$0.34

The computation of diluted earnings per share for the quarter ended December 27, 2013 excludes the effect of the potential exercise of share options to purchase approximately 2 million shares and excludes restricted stock units of approximately 1 million because the effect would be anti-dilutive. The computation of diluted earnings per share for the quarter ended December 28, 2012 excludes the effect of the potential exercise of share options to purchase approximately 7 million shares and excludes restricted stock units of 1 million because the effect would be anti-dilutive.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by segment are as follows ($ in millions):

	NA Installation & Services	ROW Installation & Services	Global Products	Total
As of September 28, 2012
Gross Goodwill	$2,127	$2,305	$1,696	$6,128
Impairments	(126)	(1,068)	(567)	(1,761)
Carrying Amount of Goodwill	2,001	1,237	1,129	4,367
Acquisitions/Purchase Accounting Adjustments	24	77	90	191
Transfers	(39)	—	39	—
Currency Translation	(8)	(30)	(1)	(39)
As of September 27, 2013
Gross Goodwill	$2,104	$2,352	$1,824	$6,280
Impairments	(126)	(1,068)	(567)	(1,761)
Carrying Amount of Goodwill	1,978	1,284	1,257	4,519
Acquisitions/Purchase Accounting Adjustments	8	14	—	22
Currency Translation	(6)	(6)	(1)	(13)
As of December 27, 2013
Gross Goodwill	$2,106	$2,360	$1,823	$6,289
Impairments	(126)	(1,068)	(567)	(1,761)
Carrying Amount of Goodwill	$1,980	$1,292	$1,256	$4,528
The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets as of December 27, 2013 and September 27, 2013 ($ in millions):

	As of
	December 27, 2013		September 27, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$1,541	$1,203	$1,531	$1,199
Intellectual property	623	479	623	477
Other	41	15	40	13
Total	$2,205	$1,697	$2,194	$1,689
Non-Amortizable:
Intellectual property	$222		$223
Franchise rights	76		76
Total	$298		$299
Intangible asset amortization expense for both quarters ended December 27, 2013 and December 28, 2012 was $25 million.
The estimated aggregate amortization expense on intangible assets is expected to be approximately $71 million for the remainder of 2014, $77 million for 2015, $70 million for 2016, $61 million for 2017, $229 million for 2018 and thereafter.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    Debt
Debt as of December 27, 2013 and September 27, 2013 is as follows ($ in millions):

	As of
	December 27, 2013	September 27, 2013
Commercial paper (1)	160	—
3.375% public notes due 2015	258	258
3.75% public notes due 2018	67	67
8.5% public notes due 2019	364	364
7.0% public notes due 2019	246	246
6.875% public notes due 2021	466	466
4.625% public notes due 2023	42	42
Other(1)(2)	20	20
Total debt	1,623	1,463
Less current portion	180	20
Long-term debt	$1,443	$1,443
_______________________________________________________________________________

(1)	Commercial paper and $20 million of the amount shown as other, comprises the current portion of the Company's total debt as of December 27, 2013.

(2)	$20 million of the amount shown as other, comprises the current portion of the Company's total debt as of September 27, 2013.
Fair Value
The carrying amount of Tyco's debt subject to the fair value disclosure requirements as of December 27, 2013 and September 27, 2013 was $1,603 million and $1,443 million, respectively. The Company has determined the fair value of such debt to be $1,808 million and $1,676 million as of December 27, 2013 and September 27, 2013, respectively. The Company utilizes various valuation methodologies to determine the fair value of its debt, which is primarily dependent on the type of market in which the Company's debt is traded. When available, the Company uses quoted market prices to determine the fair value of its debt that is traded in active markets. As of December 27, 2013 and September 27, 2013, the fair value of the Company's debt which was actively traded was $1,648 million and $1,676 million, respectively. As of December 27, 2013 and September 27, 2013, the Company's debt that was actively traded and subject to the fair value disclosure requirements is classified as Level 1 in the fair value hierarchy. Additionally, the Company believes the carrying amount of its commercial paper of $160 million as of December 27, 2013, approximates fair value based on the short-term nature of such debt.
Commercial paper
From time to time Tyco International Finance S.A. ("TIFSA") may issue commercial paper for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued on a private placement basis under the commercial paper program is $1 billion as of December 27, 2013. As of December 27, 2013, TIFSA had $160 million of commercial paper outstanding, which bore interest at a weighted-average rate of 0.31%. As of September 27, 2013, TIFSA had no commercial paper outstanding.
Credit Facilities
The Company's committed revolving credit facility totaled $1 billion as of December 27, 2013. This revolving credit facility may be used for working capital, capital expenditures and general corporate purposes. As of December 27, 2013 there were no amounts drawn under the Company's revolving credit facility, although the Company had dedicated $160 million of availability to backstop outstanding commercial paper. As of September 27, 2013 there were no amounts drawn under the Company's revolving credit facility. Interest under the revolving credit facility is variable and is calculated by reference to LIBOR or an alternate base rate.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Financial Instruments
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximated book value as of December 27, 2013 and September 27, 2013. The fair value of derivative financial instruments was not material to any of the periods presented. See below for the fair value of investments and Note 9 for the fair value of debt.
Derivative Instruments
In the normal course of business, Tyco is exposed to market risk arising from changes in currency exchange rates, interest rates and commodity prices. The Company may use derivative financial instruments to manage exposures to foreign currency, interest rate and commodity risks. The Company's objective for utilizing derivative financial instruments is to manage these risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company does not use derivative financial instruments for trading or speculative purposes. As of and during the quarter ended December 27, 2013, the Company did not hold or enter into any commodity derivative instruments or interest rate swaps.
For derivative instruments that are designated and qualified as hedging instruments for accounting purposes, the Company documents and links the relationships between the hedging instruments and hedged items. The Company also assesses and documents at the hedge's inception whether the derivatives used in hedging transactions are effective in offsetting changes in fair values associated with the hedged items. For the quarters ended December 27, 2013 and December 28, 2012, the Company did not have any derivative instruments that were designated and qualified as hedging instrument for accounting purposes.
Foreign Currency Exposures
The Company manages foreign currency exchange rate risk through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact and potential variability in cash flows associated with intercompany loans, accounts receivable, accounts payable and forecasted transactions that are denominated in certain foreign currencies. The fair value of these derivative financial instruments and impact of such changes in the fair value was not material to the Consolidated Balance Sheets as of December 27, 2013 and September 27, 2013 or Consolidated Statements of Operations and Statements of Cash Flows for the quarters ended December 27, 2013 and December 28, 2012. As of December 27, 2013 and September 27, 2013, the total gross notional amount of the Company's foreign exchange contracts was $322 million and $278 million, respectively.
Counterparty Credit Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk. Tyco has established policies and procedures to limit the potential for counterparty credit risk, including establishing limits for credit exposure and continually assessing the creditworthiness of counterparties. As a matter of practice, the Company deals with major banks worldwide having strong investment grade long-term credit ratings. To further reduce the risk of loss, the Company generally enters into International Swaps and Derivatives Association master netting agreements with substantially all of its counterparties. The Company's derivative contracts do not contain any credit risk related contingent features and do not require collateral or other security to be furnished by the Company or the counterparties. The Company's exposure to credit risk associated with its derivative instruments is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. We do not anticipate any non-performance by any of our counterparties, and the concentration of risk with financial institutions does not present significant credit risk to the Company.
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

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets Measured at Fair Value on a Recurring Basis
The following table presents the Company's hierarchy for its assets measured at fair value on a recurring basis as of December 27, 2013 and September 27, 2013:

				Consolidated Balance Sheet Classification
	As of December 27, 2013			Prepaids and Other Current Assets	Other Assets
($ in millions)	Level 1	Level 2	Total
Available-for-Sale Securities:
Corporate debt securities	$—	$27	$27	$8	$19
U.S. Government debt securities	116	20	136	36	100
Total	$116	$47	$163	$44	$119

				Consolidated Balance Sheet Classification
	As of September 27, 2013			Prepaids and Other Current Assets	Other Assets
($ in millions)	Level 1	Level 2	Total
Available-for-Sale Securities:
Corporate debt securities	$—	$34	$34	$11	$23
U.S. Government debt securities	171	38	$209	89	120
Total	$171	$72	$243	$100	$143
During the quarter ended December 27, 2013, the Company did not have any significant transfers between levels within the fair value hierarchy.
Other
The Company recorded a $7 million loss on the sale of an investment during the quarter ended December 27, 2013.
Additionally, the Company had $2 billion of intercompany loans designated as permanent in nature as of both December 27, 2013 and September 27, 2013, respectively. For the quarters ended December 27, 2013 and December 28, 2012, the Company recorded $12 million and $22 million of cumulative translation gain, respectively, through accumulated other comprehensive loss related to these loans.
11.    Commitments and Contingencies
Legacy Matters Related to Former Management
The Company has been a party to several lawsuits involving disputes with former management, including its former chief executive officer, Mr. L. Dennis Kozlowski, and its former chief financial officer, Mr. Mark Swartz. The Company filed civil complaints against Mr. Kozlowski and Mr. Swartz for breach of fiduciary duty and other wrongful conduct relating to alleged abuses of the Company's Key Employee Loan Program and relocation program, unauthorized bonuses, unauthorized payments, self-dealing transactions and other improper conduct. In connection with Tyco's affirmative actions against Mr. Kozlowski and Mr. Swartz, Mr. Kozlowski, through counterclaims, and Mr. Swartz, through a separate lawsuit, sought an aggregate of approximately $140 million allegedly due in connection with their compensation and retention arrangements and under the Employee Retirement Income Security Act ("ERISA").
With respect to Mr. Kozlowski, on December 1, 2010, the U.S. District Court for the Southern District of New York ruled in favor of several of the Company's affirmative claims against him before trial, while dismissing all of Mr. Kozlowski's counterclaims for pay and benefits after 1995. In the first quarter of fiscal 2014, the parties signed an agreement resolving the matter, with Mr. Kozlowski agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements, including the Key Employee Loan Program, alleged to have existed between him and the Company. As a result, in the first quarter of fiscal 2014, the Company reversed the net liability of approximately $92 million which was recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations for the

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amounts allegedly due to him. Additionally, Tyco will be entitled to a portion of the proceeds, if any, from the future sale of certain assets owned by Mr. Kozlowski, the timing and amount of which is uncertain at this time.
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
Environmental Matters
Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 27, 2013, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $42 million to $110 million. As of December 27, 2013, Tyco concluded that the best estimate within this range is approximately $74 million, of which $51 million is included in Accrued and other current liabilities and $23 million is included in Other liabilities in the Company's Consolidated Balance Sheet.
The majority of the liabilities described above relate to ongoing remediation efforts at a facility in the Company's Global Products segment located in Marinette, Wisconsin, which the Company acquired in 1990 in connection with its acquisition of, among other things, the Ansul product line. Prior to Tyco's acquisition, Ansul manufactured arsenic-based agricultural herbicides at the Marinette facility, which resulted in significant arsenic contamination of soil and groundwater on the Marinette site and in parts of the adjoining Menominee River. Ansul has been engaged in ongoing remediation efforts at the Marinette site since 1990, and in February 2009 entered into an Administrative Consent Order (the "Consent Order") with the U.S. Environmental Protection Agency to address the presence of arsenic at the Marinette site. Under this agreement, Ansul's principal obligations are to contain the arsenic contamination on the site, pump and treat on-site groundwater, dredge, treat and properly dispose of contaminated sediments in the adjoining river areas, and monitor contamination levels on an ongoing basis. Activities completed under the Consent Order since 2009 include the installation of a subsurface barrier wall around the facility to contain contaminated groundwater, the installation of a groundwater extraction and treatment system and the dredging and offsite disposal of treated river sediment. As of December 27, 2013, the Company concluded that its remaining remediation and monitoring costs related to the Marinette facility were in the range of approximately $31 million to $85 million. The Company's best estimate within that range is approximately $62 million, of which $48 million is included in Accrued and other current liabilities and $14 million is included in Other liabilities in the Company's Consolidated Balance Sheet. During the quarters ended December 27, 2013 and December 28, 2012, the Company recorded nil and $6 million in Selling, general and administrative expenses in the Consolidated Statement of Operations, respectively. Although the Company has recorded its best estimate of the costs that it will incur to remediate and monitor the arsenic contamination at the Marinette facility, it is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asbestos Matters
The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos containing components manufactured by third parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's historical strategy has been to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. In addition, the Company continues to assess its strategy for resolving asbestos claims. Due to the number of claims and limited amount of assets held by Yarway Corporation ("Yarway"), one of the Company's indirect subsidiaries, on April 22, 2013 Yarway filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. As a result of this filing, all asbestos claims against Yarway have been stayed pending confirmation of a plan of reorganization by the Bankruptcy Court. Yarway's goal is to negotiate, obtain approval of, and consummate a plan of reorganization that establishes an appropriately funded trust to provide for the fair and equitable payment of legitimate current and future Yarway asbestos claims, accompanied by appropriate injunctive relief permanently protecting Yarway and certain other protected parties from any further asbestos claims arising from products manufactured, sold, and/or distributed by Yarway. Upon confirmation of such plan of reorganization, the Company expects to deconsolidate Yarway. As a result of filing the voluntary petition during the third quarter of fiscal 2013, the Company recorded an expected loss upon deconsolidation of $10 million related to the Yarway bankruptcy petition. Although the terms of Yarway's plan of reorganization are unknown at this time, the Company does not expect them to have a material adverse effect on the Company's results of operations, financial condition or liquidity.
As of December 27, 2013, the Company has determined that there were approximately 5,300 claims pending against it, its subsidiaries or entities for which the Company has assumed responsibility in connection with acquisitions and divestitures. This amount reflects the Company's current estimate of the number of viable claims made against such entities and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants, are duplicative of other actions or for which the Company is indemnified.
The Company's estimate of its liability and corresponding insurance recovery for pending and future claims and defense costs is based on the Company's historical claim experience over a look-back period of three years, and estimates of the number and resolution cost of potential future claims that may be filed in the look-forward period of fifteen years. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made in the future during a defined period of time (the look-forward period). On a quarterly basis, Tyco assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, Tyco considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and the Company's defense strategy. Tyco also evaluates the recoverability of its insurance receivable on a quarterly basis. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance receivable is warranted.
As of December 27, 2013, the Company's estimated net liability of $167 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $319 million, and separately as an asset for insurance recoveries of $152 million. The Company believes that its asbestos related liabilities and insurance related assets as of December 27, 2013 are appropriate. Similarly, as of September 27, 2013, the Company's estimated net liability of $169 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $321 million, and separately as an asset for insurance recoveries of $152 million.
The net liabilities reflected in the Company's Consolidated Balance Sheet represent the Company's best estimates of probable losses for the look-forward period described above. It is reasonably possible that losses will be incurred for claims made subsequent to such look-forward periods. However, due to the inherent uncertainty and lack of reliable trend data in predicting losses beyond 2027, the Company is unable to reasonably estimate the amount of losses beyond such period. With respect to claims made against Yarway, the Company is unable to reasonably estimate losses beyond what it has accrued because it is uncertain what the impact of Yarway's reorganization plan under Chapter 11 of the Bankruptcy Code will be on the

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company. However, the Company does not expect the impact to be materially adverse to its financial condition, results of operations or liquidity.
The amounts recorded by the Company for asbestos-related liabilities and insurance-related assets are based on the Company's strategies for resolving its asbestos claims, currently available information, and a number of estimates and assumptions. Key variables and assumptions include the number and type of new claims that are filed each year, the average cost of resolution of claims, the resolution of coverage issues with insurance carriers, amount of insurance, and the solvency risk with respect to the Company's insurance carriers. Many of these factors are closely linked, such that a change in one variable or assumption will impact one or more of the others, and no single variable or assumption predominately influences the determination of the Company's asbestos-related liabilities and insurance-related assets. Furthermore, predictions with respect to these variables are subject to greater uncertainty in the later portion of the projection period. Other factors that may affect the Company's liability and cash payments for asbestos-related matters include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms of state or federal tort legislation and the applicability of insurance policies among subsidiaries. As a result, actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company's calculations vary significantly from actual results.
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
Other Matters
During the first quarter of fiscal 2014, Tyco settled a tax dispute with its former subsidiary, CIT Group, Inc. ("CIT"). Under the terms of the settlement agreement, Tyco received $60 million during the quarter ended December 27, 2013 which is subject to the terms and conditions of the 2007 Tax Sharing Agreement. As a result, the Company recorded a $16 million gain

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in Selling, general and administrative expenses in the Consolidated Statement of Operations and established payables of $25 million and $19 million due to Covidien and TE Connectivity, respectively, as of December 27, 2013. The Company expects to make payment to Covidien and TE Connectivity in the second quarter of fiscal 2014.
On December 18, 2013, the Supreme Court of the Republic of Korea issued a decision clarifying the definition of "ordinary wages," which in Korea form the basis for certain statutory entitlements due to workers upon the occurrence of specified events such as severance, disability and retirement. Although no lawsuit or claim has been asserted against the Company, the Company is currently assessing the impact, if any, the ruling as well as new guidelines related to the scope of ordinary wages issued by the Korean Ministry of Employment and Labor on January 23, 2014 may have on the Company. Although a risk of loss is reasonably possible, the Company is unable to reasonably estimate an amount or range of loss related to this matter at this time. Consequently, the Company has made no provision for the potential loss, if any. However, the Company does not believe the ultimate outcome of this matter will have a material adverse affect on its financial condition, results of operations or liquidity.
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
12.    Retirement Plans
Defined Benefit Pension Plans—The Company sponsors a number of pension plans. The following disclosures exclude the impact of plans which are immaterial individually and in the aggregate. The net periodic benefit cost for the Company's material U.S. and non-U.S. defined benefit pension plans is as follows ($ in millions):

	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Service cost	$2	$1	$5	$5
Interest cost	9	8	14	13
Expected return on plan assets	(12)	(12)	(18)	(16)
Amortization of net actuarial loss	2	4	3	2
Net periodic benefit cost	$1	$1	$4	$4

The estimated net actuarial loss for U.S. pension benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the current fiscal year is expected to be $9 million. The estimated net actuarial loss for non-U.S. pension benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the current fiscal year is expected to be $13 million. Amortization of net periodic benefit cost from accumulated other comprehensive loss for non-U.S. pension benefit plans is recorded in Selling, general and administrative expenses, Cost of product sales, or Cost of services in the Consolidated Statements of Operations, depending on the employee job classification.
The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates and to make discretionary voluntary contributions from time-to-time. The Company anticipates that it will contribute at least the minimum required to its pension plans in fiscal year 2014 of $25 million for U.S. plans and $35 million for non-U.S. plans. During the quarter ended December 27, 2013, the Company made required contributions of $3 million to its U.S. pension plans and $11 million to its non-U.S. pension plans.
Postretirement Benefit Plans—Net periodic postretirement benefit cost was not material for both periods.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    Equity and Comprehensive Income
Dividends
Under Swiss law, the authority to declare dividends is vested in the general meeting of shareholders, and on March 6, 2013, the Company's shareholders approved a cash dividend of $0.64 per share, payable to shareholders in four quarterly installments of $0.16 in May 2013, August 2013, November 2013 and February 2014. As a result, during the quarter ended March 29, 2013, the Company recorded an accrued dividend of $296 million within Accrued and other current liabilities and a corresponding reduction to Contributed surplus on the Company's Consolidated Balance Sheet. The third installment of $0.16 was paid on November 14, 2013 to shareholders of record on October 25, 2013. The fourth installment of $0.16 is to be paid on February 19, 2014 to shareholders of record on January 24, 2014.
On November 11, 2013, the Company's Board of Directors approved a cash dividend of $0.72 per common share, an $0.08 per common share increase, subject to shareholder approval at the annual general meeting in March 2014.
Share Repurchase Program
The Company's Board of Directors approved a $600 million share repurchase program ("2013 Share Repurchase Program") in January 2013. During the three months ended December 27, 2013, the Company repurchased approximately 7 million shares for approximately $250 million. As of December 27, 2013, approximately $250 million of share repurchase authority remained outstanding under the 2013 Share Repurchase Program.
Other Comprehensive (Loss) Income
Other Comprehensive (Loss) Income is comprised of the following:

($ in millions)	For the Quarters Ended
	December 27, 2013	December 28, 2012
Foreign currency translation	(37)	28
Liquidation of foreign entities (1)	—	(10)
Income tax expense (2)	—	(7)
Foreign currency translation, net of tax	(37)	11
Amortization of net actuarial losses (3)	5	6
Income tax expense	(2)	(2)
Defined benefit and post retirement plans, net of tax	3	4
Unrealized loss on marketable securities and derivative instruments (4)	—	(1)
Income tax benefit	—	2
Unrealized gain on marketable securities and derivative instruments, net of tax	—	1
Other comprehensive (loss) income, net of tax	(34)	16
Less: Other comprehensive income attributable to noncontrolling interests	—	—
Other comprehensive (loss) income attributable to Tyco common shareholders	$(34)	$16
_______________________________________________________________________________

(1) During the quarter ended December 28, 2012, $10 million of cumulative translation gains were transferred from currency translation and included in income from discontinued operation in the Consolidated Statements of Operations as a result of the sale of foreign entities.
(2) Income tax expense on the net investment hedge was $7 million for the quarter ended December 28, 2012.
(3) Reclassified to Net Periodic Benefit Cost. See Note 12 Retirement Plans for additional information.
(4) Reclassified realized gain (loss) on marketable securities and derivative instruments to Other expense, net.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the changes in each component of accumulated other comprehensive loss, net of tax, for the quarter ended December 27, 2013 are as follows ($ in millions):

	Currency Translation Adjustments	Retirement Plans	Accumulated Other Comprehensive Loss
Balance as of September 27, 2013	$(521)	$(466)	$(987)
Other comprehensive loss before reclassifications, net of tax	(37)	—	(37)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	3	3
Other comprehensive (loss) income, net of tax	(37)	3	(34)
Balance as of December 27, 2013	$(558)	$(463)	$(1,021)

14.    Share Plans
During the quarter ended December 27, 2013, the Company issued its annual share-based compensation grants. The total number of awards issued was approximately 3.0 million, of which 1.9 million were stock options, 0.5 million were restricted unit awards and 0.6 million were performance share unit awards. The options and restricted stock units vest in equal annual installments over a period of 4 years, and the performance share unit awards vest after a period of 3 years based on the level of attainment of the applicable performance metrics, which are determined by the Compensation and Human Resources Committee of the Board. The weighted-average grant-date fair value of the stock options, restricted unit awards and performance share unit awards was $10.12, $37.15 and $39.01, respectively. The weighted-average assumptions used in the Black-Scholes option pricing model included an expected stock price volatility of 33%, a risk free interest rate of 1.63%, an expected annual dividend per share of $0.64 and an expected option life of 5.5 years.
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
The fair value of restricted stock units is determined based on the closing market price of the Company’s shares on the grant date. Performance share units, which are restricted share awards that vest dependent upon attainment of various levels of performance that equal or exceed targeted levels generally vest in their entirety three years from the grant date. The fair value of performance share units is determined based on the Monte Carlo valuation model. The compensation expense recognized for all restricted share awards is net of estimated forfeitures.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    Consolidated Segment Data
Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. Selected information by segment is presented in the following tables ($ in millions):

	For the Quarters Ended
	December 27, 2013	December 28, 2012
Net revenue(1):
NA Installation & Services	$957	$976
ROW Installation & Services	1,125	1,090
Global Products	565	534
	$2,647	$2,600
_______________________________________________________________________________

(1)	Net revenue by operating segment excludes intercompany transactions.

	For the Quarters Ended
	December 27, 2013	December 28, 2012
Operating income (loss):
NA Installation & Services	$117	$108
ROW Installation & Services	125	114
Global Products	86	74
Corporate and Other (1)	46	(61)
	$374	$235
_______________________________________________________________________________

(1)
Operating income for the quarter ended December 27, 2013 includes $92 million of income related to the settlement of a legacy legal matter with former management and $16 million of income related to the CIT settlement. See Note 11.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    Inventory
Inventories consisted of the following ($ in millions):

	As of
	December 27, 2013	September 27, 2013
Purchased materials and manufactured parts	$167	$157
Work in process	91	93
Finished goods	427	405
Inventories	$685	$655
Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.
17.    Property, Plant and Equipment
Property, plant and equipment consisted of the following ($ in millions):

	As of
	December 27, 2013	September 27, 2013
Land	$44	$44
Buildings	397	388
Subscriber systems	2,974	2,971
Machinery and equipment	1,252	1,232
Construction in progress	79	67
Accumulated depreciation	(3,068)	(3,025)
Property, Plant and Equipment, net	$1,678	$1,677
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
In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien, TE Connectivity, ADT and Tyco Flow Control operating entities. In connection with both the 2012 and 2007 Separations, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien, TE Connectivity, ADT or Pentair, as appropriate. To the extent these guarantees were not assigned prior to the Separation dates, Tyco remained as the guarantor, but was typically indemnified by the former subsidiary. The Company's obligations related to the 2012 Separation were $3 million, which were included in Other liabilities on the Company's Consolidated Balance Sheets as of both December 27, 2013 and September 27, 2013, with an offset to Tyco's shareholders' equity on the 2012 Separation date. The Company's obligations related to the 2007 Separation were $3 million, which were included in Other liabilities on the Company's Consolidated Balance Sheets as of both December 27, 2013 and September 27, 2013, with an offset to Tyco's shareholders' equity on the 2007 Separation date.
In disposing of assets or businesses, the Company often provides representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities and

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Balance as of September 27, 2013	$31
Warranties issued	3
Changes in estimates	(2)
Settlements	(3)
Balance as of December 27, 2013	$29
19.    Tyco International Finance S.A.
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
During fiscal 2013, the Company transferred certain investments in subsidiaries from Tyco to TIFSA. There was no impact on the Company’s financial position, results of operations and cash flows as the transactions were entirely among wholly-owned subsidiaries of Tyco. The transactions, which increased TIFSA’s investment in subsidiaries, were among entities under common control and their effects have been reflected as of the beginning of the earliest period presented, which resulted in a net increase to TIFSA’s Equity in net income of subsidiaries of $5 million for the quarter ended December 28, 2012.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended December 27, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$2,647	$—	$2,647
Cost of product sales	—	—	1,023	—	1,023
Cost of services	—	—	648	—	648
Selling, general and administrative expenses	(13)	1	611	—	599
Restructuring and asset impairment charges, net	—	—	3	—	3
Operating income (loss)	13	(1)	362	—	374
Interest income	—	—	3	—	3
Interest expense	—	(24)	—	—	(24)
Other expense, net	(1)	—	—	—	(1)
Equity in net income of subsidiaries	268	208	—	(476)	—
Intercompany interest and fees	(10)	9	1	—	—
Income from continuing operations before income taxes	270	192	366	(476)	352
Income tax expense	—	—	(76)	—	(76)
Equity loss in earnings of unconsolidated subsidiaries	—	—	(4)	—	(4)
Income from continuing operations	270	192	286	(476)	272
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net income	270	192	286	(476)	272
Less: noncontrolling interest in subsidiaries net income	—	—	2	—	2
Net income attributable to Tyco common shareholders	$270	$192	$284	$(476)	$270

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Quarter Ended December 27, 2013
(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$270	$192	$286	$(476)	$272
Other comprehensive (loss) income, net of tax
Foreign currency translation	(37)	—	(37)	37	(37)
Defined benefit and post retirement plans	3	—	3	(3)	3
Unrealized gain on marketable securities and derivative instruments	—	—	—	—	—
Total other comprehensive loss, net of tax	(34)	—	(34)	34	(34)
Comprehensive income	236	192	252	(442)	238
Less: comprehensive income attributable to noncontrolling interests	—	—	2	—	2
Comprehensive income attributable to Tyco common shareholders	$236	$192	$250	$(442)	$236

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended December 28, 2012
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$2,600	$—	$2,600
Cost of product sales	—	—	1,004	—	1,004
Cost of services	—	—	664	—	664
Selling, general and administrative expenses	5	1	676	—	682
Separation costs	3	—	2	—	5
Restructuring and asset impairment charges, net	—	—	10	—	10
Operating (loss) income	(8)	(1)	244	—	235
Interest income	—	—	4	—	4
Interest expense	—	(24)	—	—	(24)
Other (expense) income, net	(10)	—	1	—	(9)
Equity in net income of subsidiaries	203	73	—	(276)	—
Intercompany interest and fees	(22)	49	(27)	—	—
Income from continuing operations before income taxes	163	97	222	(276)	206
Income tax expense	—	—	(39)	—	(39)
Equity loss in earnings of unconsolidated subsidiaries	—	—	(6)	—	(6)
Income from continuing operations	163	97	177	(276)	161
Income from discontinued operations, net of income taxes	—	—	4	—	4
Net income	163	97	181	(276)	165
Less: noncontrolling interest in subsidiaries net income	—	—	2	—	2
Net income attributable to Tyco common shareholders	$163	$97	$179	$(276)	$163

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Quarter Ended December 28, 2012
(in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$163	$97	$181	$(276)	$165
Other comprehensive income, net of tax
Foreign currency translation	11	—	11	(11)	11
Defined benefit and post retirement plans	4	—	4	(4)	4
Unrealized gain on marketable securities and derivative instruments	1	—	1	(1)	1
Total other comprehensive income, net of tax	16	—	16	(16)	16
Comprehensive income	179	97	197	(292)	181
Less: comprehensive income attributable to noncontrolling interests	—	—	2	—	2
Comprehensive income attributable to Tyco common shareholders	$179	$97	$195	$(292)	$179

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 27, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$479	$—	$479
Accounts receivable, net	—	—	1,725	—	1,725
Inventories	—	—	685	—	685
Intercompany receivables	23	2,114	7,316	(9,453)	—
Prepaid expenses and other current assets	9	1	854	—	864
Deferred income taxes	—	—	254	—	254
Total current assets	32	2,115	11,313	(9,453)	4,007
Property, plant and equipment, net	—	—	1,678	—	1,678
Goodwill	—	—	4,528	—	4,528
Intangible assets, net	—	—	806	—	806
Investment in subsidiaries	12,855	14,894	—	(27,749)	—
Intercompany loans receivable	—	1,223	5,318	(6,541)	—
Other assets	70	5	919	—	994
Total Assets	$12,957	$18,237	$24,562	$(43,743)	$12,013
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$160	$20	$—	$180
Accounts payable	—	—	838	—	838
Accrued and other current liabilities	323	33	1,421	—	1,777
Deferred revenue	—	—	368	—	368
Intercompany payables	3,516	3,810	2,127	(9,453)	—
Total current liabilities	3,839	4,003	4,774	(9,453)	3,163
Long-term debt	—	1,442	1	—	1,443
Intercompany loans payable	3,688	1,860	993	(6,541)	—
Deferred revenue	—	—	392	—	392
Other liabilities	300	—	1,549	—	1,849
Total Liabilities	7,827	7,305	7,709	(15,994)	6,847
Redeemable noncontrolling interest	—	—	12	—	12
Tyco Shareholders' Equity:
Common shares	208	—	—	—	208
Common shares held in treasury	—	—	(1,031)	—	(1,031)
Other shareholders' equity	4,922	10,932	17,848	(27,749)	5,953
Total Tyco Shareholders' Equity	5,130	10,932	16,817	(27,749)	5,130
Nonredeemable noncontrolling interest	—	—	24	—	24
Total Equity	5,130	10,932	16,841	(27,749)	5,154
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$12,957	$18,237	$24,562	$(43,743)	$12,013

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

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended December 27, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$46	$(136)	$213	$—	$123
Cash Flows From Investing Activities:
Capital expenditures	—	—	(92)	—	(92)
Proceeds from disposal of assets	—	—	4	—	4
Acquisition of businesses, net of cash acquired	—	—	(54)	—	(54)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	(11)	—	(11)
Net increase in intercompany loans	—	(15)	—	15	—
Increase in investment in subsidiaries	—	(9)	—	9	—
Sales and maturities of investments	—	—	112	—	112
Purchases of investments	—	—	(32)	—	(32)
Other	—	—	6	—	6
Net cash used in investing activities	—	(24)	(67)	24	(67)
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	—	310	—	—	310
Repayment of short-term debt	—	(150)	—	—	(150)
Proceeds from exercise of share options	—	—	40	—	40
Dividends paid	(74)	—	—	—	(74)
Repurchase of common shares by treasury	—	—	(250)	—	(250)
Net intercompany loan borrowings (repayments)	28	—	(13)	(15)	—
Increase in equity from parent	—	—	9	(9)	—
Other	—	—	(9)	—	(9)
Net cash (used in) provided by financing activities	(46)	160	(223)	(24)	(133)
Effect of currency translation on cash	—	—	(7)	—	(7)
Net decrease in cash and cash equivalents	—	—	(84)	—	(84)
Cash and cash equivalents at beginning of period	—	—	563	—	563
Cash and cash equivalents at end of period	$—	$—	$479	$—	$479

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended December 28, 2012
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$60	$42	$(141)	$—	$(39)
Net cash provided by discontinued operating activities	—	—	4	—	4
Cash Flows From Investing Activities:
Capital expenditures	—	—	(90)	—	(90)
Proceeds from disposal of assets	—	—	3	—	3
Acquisition of businesses, net of cash acquired	—	—	(23)	—	(23)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	(6)	—	(6)
Net increase in intercompany loans	—	(10)	—	10	—
Sales and maturities of investments	—	—	11	—	11
Purchases of investments	—	—	(91)	—	(91)
Other	—	—	8	—	8
Net cash used in investing activities	—	(10)	(188)	10	(188)
Cash Flows From Financing Activities:
Proceeds from exercise of share options	—	—	46	—	46
Dividends paid	(70)	—	—	—	(70)
Repurchase of common shares by treasury	—	—	(50)	—	(50)
Net intercompany loan borrowings	10	—	—	10	—
Transfer (to) from discontinued operations	—	(32)	3	—	(29)
Other	—	—	(16)	—	(16)
Net cash used in financing activities	(60)	(32)	(17)	(10)	(119)
Net cash provided by discontinued financing activities	—	—	29	—	29
Effect of currency translation on cash	—	—	3	—	3
Net decrease in cash and cash equivalents	—	—	(310)	—	(310)
Less: net increase in cash and cash equivalents related to discontinued operations	—	—	33	—	33
Cash and cash equivalents at beginning of period	—	—	844	—	844
Cash and cash equivalents at end of period	$—	$—	$501	$—	$501

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

We also provide general corporate services to our segments which are reported as a fourth, non-operating segment, Corporate and Other. References to the segment data are to the Company's continuing operations.
Business Overview
We are a leading global provider of security products and services, fire detection and suppression products and services and life safety products. We utilize our extensive global footprint of over 1,100 locations, including manufacturing facilities, service and distribution centers, monitoring centers and sales offices, to provide solutions and localized expertise to our global customer base. We provide an extensive range of product and service offerings to over 3 million customers in more than 100 countries through multiple channels. Our revenues are broadly diversified across the United States and Canada (collectively “North America”); Central America and South America (collectively “Latin America”); Europe, the Middle East, and Africa (collectively “EMEA”) and the Asia-Pacific geographic areas. The following chart reflects our net revenue by geographic area for the quarter ended December 27, 2013.

For the Quarter Ended
 December 27, 2013
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
Results of Operations
Consolidated financial information is as follows:

	For the Quarters Ended
($ in millions)	December 27, 2013	December 28, 2012
Net revenue	$2,647	$2,600
Net revenue growth	1.8%	N/A
Organic revenue growth	1.5%	N/A
Operating income	$374	$235
Operating margin	14.1%	9.0%
Interest income	$3	$4
Interest expense	24	24
Other expense, net	1	9
Income tax expense	76	39
Equity loss in earnings of unconsolidated subsidiaries	4	6
Income from continuing operations attributable to Tyco common shareholders	270	159
Net Revenue
Net revenue for the quarter ended December 27, 2013 increased by $47 million, or 1.8%, to $2,647 million as compared to net revenue of $2,600 million for the quarter ended December 28, 2012. On an organic basis, net revenue grew by $39 million, or 1.5%, year over year, primarily as a result of revenue growth in our ROW Installation & Services segment and to a lesser extent in our Global Products segment. Net revenue was favorably impacted by acquisitions of $62 million, or 2.4%, primarily within our ROW Installation & Services and Global Products segments. Changes in foreign currency exchange rates, primarily in our ROW Installation & Services segment, unfavorably impacted net revenue by $30 million, or 1.2%. Net revenue growth was also unfavorably impacted by divestitures of $24 million, or 0.9% in our NA and ROW Installation & Services segments.
Operating Income
Operating income for the quarter ended December 27, 2013 increased by $139 million, or 59.1%, to $374 million, as compared to operating income of $235 million for the quarter ended December 28, 2012. The increase in operating income was primarily due to the reversal of a compensation reserve of $92 million established in respect of legacy litigation with former management and a settlement with CIT, a former subsidiary, which resulted in a net gain of $16 million. Operating income was also favorably impacted by improved operating performance across all segments and the impact of ongoing productivity initiatives and restructuring actions, partially offset by a loss on the sale of an investment. See Note 11 to the unaudited Consolidated Financial Statements for additional information related to our CIT settlement and legacy legal matters.

Key items impacting operating income for the quarters ended December 27, 2013 and December 28, 2012, respectively, are as follows:

	For the Quarters Ended
($ in millions)	December 27, 2013	December 28, 2012
Legacy legal matters	$(92)	$—
CIT settlement	(16)	—
Separation costs	15	18
Loss on sale of investment	7	—
Restructuring, repositioning and asset impairment charges, net	9	10
Gain on divestitures, net	(3)	(3)
Environmental remediation costs—Marinette	—	6
We continue to identify and pursue opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across our businesses. Additionally, we initiated certain global actions designed to reduce our cost structure and improve future profitability by streamlining operations and better aligning functions, which we refer to as repositioning actions. The Company expects to incur approximately $75 million to $100 million of restructuring and repositioning charges in fiscal 2014. See Note 4 to the unaudited Consolidated Financial Statements.
Income from continuing operations attributable to Tyco common shareholders:
Interest Income and Expense
Interest income was $3 million and $4 million for the quarters ended December 27, 2013 and December 28, 2012, respectively.
Interest expense was $24 million for both the quarters ended December 27, 2013 and December 28, 2012.
Other Expense, Net
Significant components of Other expense, net for the quarters ended December 27, 2013 and December 28, 2012 are as follows:

	For the Quarters Ended
($ in millions)	December 27, 2013	December 28, 2012
2012 Tax Sharing Agreement loss (see Note 6 to the Consolidated Financial Statements)	$(2)	$(10)
Other	1	1
Total	$(1)	$(9)
Effective Income Tax Rate
Our effective income tax rate was 21.6% and 18.9% during the quarters ended December 27, 2013 and December 28, 2012, respectively. The increase in our effective tax rate was primarily due to a non-recurring reversal of a compensation reserve established in respect of legacy litigation with former management that generated tax expense during the current period.
The rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as the geographic mix of income before taxes.
Equity Loss in Earnings of Unconsolidated Subsidiaries
Equity loss in earnings of unconsolidated subsidiaries reflects our share of Atkore International Group's ("Atkore") net loss, which is accounted for under the equity method of accounting. Equity loss in earnings of unconsolidated subsidiaries during the quarters ended December 27, 2013 and December 28, 2012 was $4 million and $6 million, respectively.

Segment Results
The following chart reflects our net revenue by operating segment, as well as the percent of net revenue by operating segment, for the quarters ended December 27, 2013 and December 28, 2012, respectively.
The segment discussions that follow describe the significant factors contributing to the changes in results for each of our segments included in continuing operations.
NA Installation & Services
Financial information for NA Installation & Services for the quarters ended December 27, 2013 and December 28, 2012 is as follows:

	For the Quarters Ended
($ in millions)	December 27, 2013	December 28, 2012
Net revenue	$957	$976
Net revenue decline	(1.9)%	N/A
Organic revenue growth	0.2%	N/A
Operating income	$117	$108
Operating margin	12.2%	11.1%
Net Revenue
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	First Quarter Fiscal 2014 Compared to First Quarter Fiscal 2013
Organic revenue growth	$2
Acquisitions	4
Divestitures	(17)
Impact of foreign currency	(7)
Other	$(1)
Total change	$(19)

Net revenue decreased $19 million, or 1.9%, to $957 million for the quarter ended December 27, 2013 as compared to $976 million for the quarter ended December 28, 2012. Net revenue was unfavorably impacted by $17 million, or 1.7%, due to the divestiture of our North America guarding business in the third quarter of fiscal 2013. Changes in foreign currency exchange rates unfavorably impacted net revenue by $7 million or 0.7%. Organic revenue growth was driven by increased service revenue growth in our North America fire business offset by a decline in revenue in the North America security business as a result of project selectivity. The net impact of acquisitions was $4 million or 0.4%, due to an acquisition in the first quarter of fiscal 2014.
Operating Income
Operating income for the quarter ended December 27, 2013 increased $9 million, or 8.3%, to $117 million, as compared to operating income of $108 million for the quarter ended December 28, 2012. Operating income for the quarter ended December 27, 2013 increased primarily due to a higher mix of service revenue in our North America fire business, efficiencies gained through improved installation execution and project selectivity in the North America security business and, to a lesser extent, savings from restructuring activities.
Key items impacting operating income for the quarters ended December 27, 2013 and December 28, 2012, respectively, are as follows:

	For the Quarters Ended
($ in millions)	December 27, 2013	December 28, 2012
Separation costs	$14	$12
Restructuring, repositioning and asset impairment reversals, net	(2)	—
ROW Installation & Services
Financial information for ROW Installation & Services for the quarters ended December 27, 2013 and December 28, 2012 is as follows:

	For the Quarters Ended
($ in millions)	December 27, 2013	December 28, 2012
Net revenue	$1,125	$1,090
Net revenue growth	3.2%	N/A
Organic revenue growth	2.2%	N/A
Operating income	$125	$114
Operating margin	11.1%	10.5%
Net Revenue
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	First Quarter Fiscal 2014 Compared to First Quarter Fiscal 2013
Organic revenue growth	$24
Acquisitions	38
Divestitures	(7)
Impact of foreign currency	(20)
Total change	$35
Net revenue increased $35 million, or 3.2%, to $1,125 million for the quarter ended December 27, 2013 as compared to $1,090 million for the quarter ended December 28, 2012. Organic revenue growth was driven by an increase in both service and installation revenue, primarily in Asia and our growth markets, partially offset by declines in our Pacific region. The net impact of acquisitions was $38 million, or 3.5%, primarily due to acquisitions within our United Kingdom, Asia and Pacific regions during fiscal 2013 and within our growth markets during fiscal 2014. Changes in foreign currency exchange rates unfavorably impacted net revenue by $20 million, or 1.8%. Net revenue was unfavorably impacted by $7 million, or 0.6%, primarily due to the divestiture of our Armourguard business in New Zealand and fire and security business in Fiji in the first quarter of fiscal 2014.
Operating Income
Operating income for the quarter ended December 27, 2013 increased $11 million, or 9.6%, to $125 million as compared to operating income of $114 million for the quarter ended December 28, 2012. Operating income for the quarter ended December 27, 2013 was favorably impacted due to increased service revenue, the benefit of ongoing productivity initiatives, and a decrease in restructuring charges, partially offset by a loss on the sale of an investment.
Key items impacting operating income for the quarters ended December 27, 2013 and December 28, 2012, respectively, are as follows:

	For the Quarters Ended
($ in millions)	December 27, 2013	December 28, 2012
Loss on sale of investment	$7	$—
Restructuring, repositioning and asset impairment charges, net	—	7
Global Products
Financial information for Global Products for the quarters ended December 27, 2013 and December 28, 2012 is as follows:

	For the Quarters Ended
($ in millions)	December 27, 2013	December 28, 2012
Net revenue	$565	$534
Net revenue growth	5.8%	N/A
Organic revenue growth	2.4%	N/A
Operating income	$86	$74
Operating margin	15.2%	13.9%
Net Revenue
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	First Quarter Fiscal 2014 Compared to First Quarter Fiscal 2013
Organic revenue growth	$13
Acquisitions	20
Impact of foreign currency	(3)
Other	$1
Total change	$31

Net revenue increased $31 million, or 5.8%, to $565 million for the quarter ended December 27, 2013 as compared to $534 million for the quarter ended December 28, 2012. Organic revenue growth was driven by growth within our fire and security products businesses, partially offset by a decline in our life safety business due to the delayed approval of new standards, by the National Fire Protection Association, related to self-contained breathing apparatuses. Net revenue also increased $20 million, or 3.7%, due to an acquisition within our security products business during fiscal 2013.

Operating Income
Operating income for the quarter ended December 27, 2013 increased $12 million, or 16.2%, to $86 million, as compared to operating income of $74 million for the quarter ended December 28, 2012. The increase was driven by net revenue growth for the quarter ended December 27, 2013, partially offset by additional investments in research and development and sales and marketing costs.
Key items impacting operating income for the quarters ended December 27, 2013 and December 28, 2012, respectively, are as follows:

	For the Quarters Ended
($ in millions)	December 27, 2013	December 28, 2012
Restructuring, repositioning and asset impairment charges, net	$4	$2
Environmental remediation costs - Marinette	$—	$6
Corporate and Other
Corporate expense was a net benefit of $46 million for the quarter ended December 27, 2013 as compared to net expense of $61 million for the quarter ended December 28, 2012. The net benefit in Corporate expense was primarily due to the reversal of a compensation reserve of $92 million established in respect of legacy litigation with former management and a settlement with CIT, a former subsidiary, which resulted in a net gain of $16 million, and continued productivity improvements. See Note 11 to the unaudited Consolidated Financial Statements for additional information related to our CIT settlement and legacy legal matters.
Key items included in corporate expense for the quarters ended December 27, 2013 and December 28, 2012, respectively, are as follows:

	For the Quarters Ended
($ in millions)	December 27, 2013	December 28, 2012
Legacy legal matters	$(92)	$—
CIT settlement	(16)	—
Restructuring, repositioning and asset impairment charges, net	7	1
Separation costs	1	6
Gain on divestitures, net	(3)	(3)
Critical Accounting Policies and Estimates
The preparation of the unaudited Consolidated Financial Statements in conformity with US GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that our accounting policies for depreciation and amortization methods of security monitoring-related assets, revenue recognition, loss contingencies, income taxes, goodwill and indefinite-lived intangible assets, long-lived assets and pension and postretirement benefits are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During fiscal 2014, there have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2013 (the "2013 Form 10-K"). See Note 1 to the unaudited Consolidated Financial Statements for the adoption and issuance of new accounting standards during fiscal 2014.

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
As of December 27, 2013 and September 27, 2013, our cash and cash equivalents, total debt and Tyco shareholders' equity are as follows:

	As of
($ in millions)	December 27, 2013	September 27, 2013
Cash and cash equivalents	$479	$563
Total debt	$1,623	$1,463
Total Tyco Shareholders' equity	$5,130	$5,098
Total debt as a % of total capital	24.0%	22.3%

The Company expects to pay (i) approximately $100 million, within the next 12 months, to settle intercompany liabilities due to Yarway and (ii) $163 million to settle certain pre-2012 Separation related tax liabilities. Depending on the timing and amounts of these payments, which are subject to a number of uncertainties, the Company may issue up to $500 million of debt in fiscal 2014 to ensure that sufficient funds are available on a cost-effective basis for these and other general corporate purposes. See Notes 11 and 6, respectively, to the unaudited Consolidated Financial Statements.

Sources and uses of cash
Our cash flows from operating, investing and financing from continuing operations for the quarters ended December 27, 2013 and December 28, 2012 are summarized below:

	For the Quarters Ended
($ in millions)	December 27, 2013	December 28, 2012
Net cash provided by (used in) operating activities	$123	$(39)
Net cash used in investing activities	$(67)	$(188)
Net cash used in financing activities	$(133)	$(119)
Cash flow from operating activities
Cash flow from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for items such as restructuring activities, pension funding, income taxes and other items impact reported cash flow.
The net change in working capital decreased operating cash flow by $262 million in the quarter ended December 27, 2013. The significant changes in working capital included a $108 million decrease in accrued and other liabilities, a $59 million increase in prepaid expenses and other current assets, a $44 million decrease in accounts payable, and a $41 million decrease in deferred revenue.
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

During the quarters ended December 27, 2013 and December 28, 2012, we paid approximately $24 million and $19 million, respectively, in cash related to restructuring activities. See Note 4 to our unaudited Consolidated Financial Statements for further information regarding our restructuring activities.
In connection with the 2012 Separation, we paid $15 million and $97 million in separation costs during the quarters ended December 27, 2013 and December 28, 2012, respectively.
During the quarters ended December 27, 2013 and December 28, 2012, we made asbestos payments of $3 million and received asbestos recoveries net of payments of $58 million, respectively.
During the quarters ended December 27, 2013 and December 28, 2012, we made environmental remediation payments related to environmental remediation activities for a facility located in Marinette, Wisconsin, of $31 million and $10 million, respectively.
During the quarter ended December 27, 2013, Tyco settled a tax dispute with CIT, a former subsidiary. Under the terms of the settlement agreement, Tyco received $60 million of which $25 million and $19 million are due to Covidien and TE Connectivity, respectively, under the terms of the 2007 Tax Sharing Agreement.
During the quarters ended December 27, 2013 and December 28, 2012, we made required contributions of $3 million and $1 million, respectively, to our U.S. pension plans and $11 million and $13 million, respectively, to our non-U.S. pension plans. We anticipate that we will contribute at least the minimum required to our pension plans in 2014 of $25 million for our U.S. plans and $35 million for our non-U.S. plans.
Income taxes paid, net of refunds, related to continuing operations were $17 million and $28 million during the quarters ended December 27, 2013 and December 28, 2012, respectively.
Net interest paid related to continuing operations were $10 million and $8 million for the quarters ended December 27, 2013 and December 28, 2012, respectively.
Cash flow from investing activities
Cash flows related to investing activities consist primarily of cash used for capital expenditures, acquisitions, proceeds derived from divestitures of businesses, assets and the purchase and sales and maturities of investments.
We made capital expenditures of $92 million and $90 million for the quarters ended December 27, 2013 and December 28, 2012, respectively. The level of capital expenditures in fiscal 2014 is expected to exceed the spending levels in fiscal 2013 and is also expected to exceed depreciation expense.
During the quarter ended December 27, 2013, we paid cash for acquisitions included in continuing operations totaling $54 million, net of $1 million cash acquired, which related to an acquisition included in our NA Installation & Services and ROW Installation & Services segments. During the quarter ended December 28, 2012, we paid cash for acquisitions included in continuing operations totaling $23 million which primarily related to an acquisition in our NA Installation & Services segment.
We maintain captive insurance companies to manage certain of our insurable liabilities. The captive insurance companies hold certain investment accounts for the purposes of providing collateral for our insurable liabilities. During the quarter ended December 27, 2013, our captive insurance companies made net sales of approximately $80 million. During the quarter ended December 28, 2012, our captive insurance companies made net purchases of approximately $80 million.
Cash flow from financing activities
Cash flows from financing activities relate primarily to proceeds received from incurring debt, and cash used to repay debt, repurchase stock and make dividend payments to shareholders.
During the first quarter of fiscal 2014, TIFSA issued commercial paper, for which the net proceeds were used to settle certain legacy environmental obligations, fund an acquisition, and for other general corporate purposes. As of December 27, 2013, TIFSA had $160 million of commercial paper outstanding, which bore interest at a weighted-average rate of 0.31%. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $1 billion as of December 27, 2013. As of September 27, 2013, TIFSA had no commercial paper outstanding.
As of December 27, 2013 there were no amounts drawn under the Company's revolving credit facility, although the Company had dedicated $160 million of availability to backstop outstanding commercial paper.

Pursuant to our share repurchase program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved trading plan in accordance with applicable regulations. During the quarter ended December 27, 2013, we repurchased approximately 7 million common shares for approximately $250 million under our 2013 share repurchase program. As of December 27, 2013, approximately $250 million remained authorized under our 2013 share repurchase program. During the quarter ended December 28, 2012, we repurchased approximately 2 million common shares for approximately $50 million under our 2011 share repurchase program.
On March 6, 2013, our shareholders approved a cash dividend of $0.64 per common share payable to shareholders in four quarterly installments of $0.16 in May 2013, August 2013, November 2013 and February 2014. During the quarters ended December 27, 2013 and December 28, 2012, we paid cash dividends of approximately $74 million and $70 million, respectively.
Management believes that cash generated by or available to us should be sufficient to fund our capital and operational business needs for the foreseeable future, including capital expenditures, quarterly dividend payments, share repurchases, and separation-related expenses.
Commitments and Contingencies
For a detailed discussion of contingencies related to tax and litigation matters, see Notes 6 and 11 to our unaudited Consolidated Financial Statements.
Backlog
We had a backlog of unfilled orders of $5,380 million and $5,326 million as of December 27, 2013 and September 27, 2013, respectively.
The Company's backlog includes recurring revenue-in-force and long-term deferred revenue for upfront fees from its NA and ROW Installation & Services segments. Revenue-in-force represents 12 months' revenue associated with monitoring and maintenance services under contract in the security and fire business. Backlog by segment was as follows ($ in millions):

	NA Installation & Services	ROW Installation & Services	Global Products	Total
As of September 27, 2013
Backlog	$908	$1,015	$196	$2,119
Recurring Revenue in Force	1,239	1,602	—	2,841
Deferred Revenue	296	70	—	366
Total Backlog	$2,443	$2,687	$196	$5,326
As of December 27, 2013
Backlog	$881	$1,072	$225	$2,178
Recurring Revenue in Force	1,238	1,605	—	2,843
Deferred Revenue	288	71	—	359
Total Backlog	$2,407	$2,748	$225	$5,380

Backlog increased $54 million, or 1.0%, to $5,380 million as of December 27, 2013 compared to $5,326 million as of September 27, 2013. The net increase in backlog was driven by increases in our ROW Installation & Services segment as a result of growth in installation backlog, primarily in Europe and Asia, as well as increases in our Global Products segment across all three product platforms. Partially offsetting these increases was a decline in our NA Installation & Services segment as a result of declines in installation backlog in our North America security business. Changes in foreign currency unfavorably impacted backlog by $20 million, or 0.4%
Guarantees
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
First Quarter of Fiscal 2014

	Net Revenue for the Quarter Ended December 28, 2012	Base Year Adjustments Divestitures / Other (2)	Adjusted Fiscal 2013 Base Revenue	Foreign Currency	Acquisitions	Organic Revenue(1)	Organic Growth Percentage	Net Revenue for the Quarter Ended December 27, 2013
	($ in millions)
NA Installation & Services	$976	$(18)	$958	$(7)	$4	$2	0.2%	$957
ROW Installation & Services	1,090	(7)	1,083	(20)	38	24	2.2%	1,125
Global Products	534	1	535	(3)	20	13	2.4%	565
Total Net Revenue	$2,600	$(24)	$2,576	$(30)	$62	$39	1.5%	$2,647
_______________________________________________________________________________

(1)	Organic revenue growth percentage based on adjusted fiscal 2013 base revenue.

(2)	Amounts include the transfer of a business from NA Installation and Services to Global Products.

Forward-Looking Information
Certain statements in this report are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. In many cases forward-looking statements are identified by words, and variations of words, such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “positioned,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and other similar words. However, the absence of these words does not mean that the statements are not forward-looking. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the SEC, or in Tyco's communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to future events, including sales, earnings, cash flows, operating and tax efficiencies, product expansion, backlog, the consummation and benefits of acquisitions and divestitures, as well as financings and repurchases of debt or equity securities, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward-looking statements include, among other things:

•	overall economic and business conditions, and overall demand for Tyco's goods and services;

•	economic and competitive conditions in the industries, end markets and regions served by our businesses;

•	changes in legal and tax requirements (including tax rate changes, new tax laws or treaties and revised tax law interpretations);

•	results and consequences of investigations concerning the Company's governance, management, internal controls and operations including its business operations outside the United States;

•	the outcome of litigation, arbitrations and governmental proceedings;

•	effect of income tax audits, litigation, settlements and appeals;

•	our ability to repay or refinance our outstanding indebtedness as it matures;

•	our ability to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;

•	interest rate fluctuations and other changes in borrowing costs, or other consequences of volatility in the capital or credit markets;

•	other capital market conditions, including availability of funding sources and currency exchange rate fluctuations;

•	availability of and fluctuations in the prices of key raw materials;

•	changes affecting customers or suppliers;

•	economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders;

•	our ability to achieve anticipated cost savings;

•	our ability to execute our portfolio refinement and acquisition strategies, including successfully integrating acquired operations;

•	potential impairment of our goodwill, intangibles and/or our long-lived assets;

•	our ability to realize the intended benefits of the 2012 Separation, including the integration of our commercial security and fire protection businesses;

•	other risks associated with the 2012 Separation, for example the risk that we may be liable for certain contingent liabilities of the spun-off entities if they were to become insolvent;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from our exposure discussed in the 2013 Form 10-K. In order to manage the volatility relating to our more significant market risks, we may enter into forward foreign currency exchange contracts, interest rate swaps and commodity swaps. As of and during the quarter ended December 27, 2013, the Company did not hold or enter into any commodity derivative instruments or interest rate swaps.
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
Item 4.    Controls and Procedures
The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined under Rule 13a-15 of the Securities and Exchange Act (the Exchange Act)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 27, 2013, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the quarter ended December 27, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Legacy Matters Related to Former Management
The Company has been a party to several lawsuits involving disputes with former management, including its former chief executive officer, Mr. L. Dennis Kozlowski, and its former chief financial officer, Mr. Mark Swartz. The Company filed civil complaints against Mr. Kozlowski and Mr. Swartz for breach of fiduciary duty and other wrongful conduct relating to alleged abuses of the Company's Key Employee Loan Program and relocation program, unauthorized bonuses, unauthorized payments, self-dealing transactions and other improper conduct. In connection with Tyco's affirmative actions against Mr. Kozlowski and Mr. Swartz, Mr. Kozlowski, through counterclaims, and Mr. Swartz, through a separate lawsuit, sought an aggregate of approximately $140 million allegedly due in connection with their compensation and retention arrangements and under the Employee Retirement Income Security Act ("ERISA").
With respect to Mr. Kozlowski, on December 1, 2010, the U.S. District Court for the Southern District of New York ruled in favor of several of the Company's affirmative claims against him before trial, while dismissing all of Mr. Kozlowski's counterclaims for pay and benefits after 1995. In the first quarter of fiscal 2014, the parties signed an agreement resolving the matter, with Mr. Kozlowski agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements, including the Key Employee Loan Program, alleged to have existed between him and the Company. As a result, in the first quarter of fiscal 2014, the Company reversed the net liability of approximately $92 million which was recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations for the amounts allegedly due to him. Additionally, Tyco will be entitled to a portion of the proceeds, if any, from the future sale of certain assets owned by Mr. Kozlowski, the timing and amount of which is uncertain at this time.
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
Environmental Matters
Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 27, 2013, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $42 million to $110 million. As of December 27, 2013, Tyco concluded that the best estimate within this range is approximately $74 million, of which $51 million is included in Accrued and other current liabilities and $23 million is included in Other liabilities in the Company's Consolidated Balance Sheet.
The majority of the liabilities described above relate to ongoing remediation efforts at a facility in the Company's Global Products segment located in Marinette, Wisconsin, which the Company acquired in 1990 in connection with its acquisition of, among other things, the Ansul product line. Prior to Tyco's acquisition, Ansul manufactured arsenic-based agricultural herbicides at the Marinette facility, which resulted in significant arsenic contamination of soil and groundwater on the Marinette site and in parts of the adjoining Menominee River. Ansul has been engaged in ongoing remediation efforts at the

Marinette site since 1990, and in February 2009 entered into an Administrative Consent Order (the "Consent Order") with the U.S. Environmental Protection Agency to address the presence of arsenic at the Marinette site. Under this agreement, Ansul's principal obligations are to contain the arsenic contamination on the site, pump and treat on-site groundwater, dredge, treat and properly dispose of contaminated sediments in the adjoining river areas, and monitor contamination levels on an ongoing basis. Activities completed under the Consent Order since 2009 include the installation of a subsurface barrier wall around the facility to contain contaminated groundwater, the installation of a groundwater extraction and treatment system and the dredging and offsite disposal of treated river sediment. As of December 27, 2013, the Company concluded that its remaining remediation and monitoring costs related to the Marinette facility were in the range of approximately $31 million to $85 million. The Company's best estimate within that range is approximately $62 million, of which $48 million is included in Accrued and other current liabilities and $14 million is included in Other liabilities in the Company's Consolidated Balance Sheet. During the quarters ended December 27, 2013 and December 28, 2012, the Company recorded nil and $6 million in Selling, general and administrative expenses in the Consolidated Statement of Operations, respectively. Although the Company has recorded its best estimate of the costs that it will incur to remediate and monitor the arsenic contamination at the Marinette facility, it is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows.
Asbestos Matters
The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos containing components manufactured by third parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's historical strategy has been to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. In addition, the Company continues to assess its strategy for resolving asbestos claims. Due to the number of claims and limited amount of assets held by Yarway Corporation ("Yarway"), one of the Company's indirect subsidiaries, on April 22, 2013 Yarway filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. As a result of this filing, all asbestos claims against Yarway have been stayed pending confirmation of a plan of reorganization by the Bankruptcy Court. Yarway's goal is to negotiate, obtain approval of, and consummate a plan of reorganization that establishes an appropriately funded trust to provide for the fair and equitable payment of legitimate current and future Yarway asbestos claims, accompanied by appropriate injunctive relief permanently protecting Yarway and certain other protected parties from any further asbestos claims arising from products manufactured, sold, and/or distributed by Yarway. Upon confirmation of such plan of reorganization, the Company expects to deconsolidate Yarway. As a result of filing the voluntary petition during the third quarter of fiscal 2013, the Company recorded an expected loss upon deconsolidation of $10 million related to the Yarway bankruptcy petition. Although the terms of Yarway's plan of reorganization are unknown at this time, the Company does not expect them to have a material adverse effect on the Company's results of operations, financial condition or liquidity.
As of December 27, 2013, the Company has determined that there were approximately 5,300 claims pending against it, its subsidiaries or entities for which the Company has assumed responsibility in connection with acquisitions and divestitures. This amount reflects the Company's current estimate of the number of viable claims made against such entities and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants, are duplicative of other actions or for which the Company is indemnified.
The Company's estimate of its liability and corresponding insurance recovery for pending and future claims and defense costs is based on the Company's historical claim experience over a look-back period of three years, and estimates of the number and resolution cost of potential future claims that may be filed in the look-forward period of fifteen years. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made in the future during a defined period of time (the look-forward period). On a quarterly basis, Tyco assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, Tyco considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and the Company's defense strategy. Tyco also evaluates the recoverability of its insurance receivable on a quarterly basis. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance receivable is warranted.

As of December 27, 2013, the Company's estimated net liability of $167 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $319 million, and separately as an asset for insurance recoveries of $152 million. The Company believes that its asbestos related liabilities and insurance related assets as of December 27, 2013 are appropriate. Similarly, as of September 27, 2013, the Company's estimated net liability of $169 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $321 million, and separately as an asset for insurance recoveries of $152 million.
The net liabilities reflected in the Company's Consolidated Balance Sheet represent the Company's best estimates of probable losses for the look-forward period described above. It is reasonably possible that losses will be incurred for claims made subsequent to such look-forward periods. However, due to the inherent uncertainty and lack of reliable trend data in predicting losses beyond 2027, the Company is unable to reasonably estimate the amount of losses beyond such period. With respect to claims made against Yarway, the Company is unable to reasonably estimate losses beyond what it has accrued because it is uncertain what the impact of Yarway's reorganization plan under Chapter 11 of the Bankruptcy Code will be on the Company. However, the Company does not expect the impact to be materially adverse to its financial condition, results of operations or liquidity.
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
Other Matters
During the first quarter of fiscal 2014, Tyco settled a tax dispute with its former subsidiary, CIT. Under the terms of the settlement agreement, Tyco received $60 million during the quarter ended December 27, 2013 which is subject to the terms and conditions of the 2007 Tax Sharing Agreement. As a result, the Company recorded a $16 million gain in Selling, general and administrative expenses in the Consolidated Statement of Operations and established payables of $25 million and $19 million due to Covidien and TE Connectivity, respectively, as of December 27, 2013. The Company expects to make payment to Covidien and TE Connectivity in the second quarter of fiscal 2014.

On December 18, 2013, the Supreme Court of the Republic of Korea issued a decision clarifying the definition of "ordinary wages," which in Korea form the basis for certain statutory entitlements due to workers upon the occurrence of specified events such as severance, disability and retirement. Although no lawsuit or claim has been asserted against the Company, the Company is currently assessing the impact, if any, the ruling as well as new guidelines related to the scope of ordinary wages issued by the Korean Ministry of Employment and Labor on January 23, 2014 may have on the Company. Although a risk of loss is reasonably possible, the Company is unable to reasonably estimate an amount or range of loss related to this matter at this time. Consequently, the Company has made no provision for the potential loss, if any. However, the Company does not believe the ultimate outcome of this matter will have a material adverse affect on its financial condition, results of operations or liquidity.
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
Item 1A.    Risk Factors
Tyco's significant business risks are described in Part I, Item 1A in our 2013 Form 10-K, to which reference is made herein. Management does not believe that there have been any significant changes in the Company's risk factors since the Company filed the 2013 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
9/28/2013 - 10/25/2013	213,704	$35.08	—
10/26/2013 - 11/29/2013	3,280,255	37.84	3,256,400
11/30/2013 - 12/27/2013	3,359,952	37.92	3,345,512	249,853,144
The transactions described in the table above represent the repurchase of common shares on the New York Stock Exchange as part of the $600 million share repurchase program approved by the Board of Directors in January 2013 ("2013 Share Repurchase Program"). In addition, the Company also acquired shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. Approximately 252,000 shares were acquired in these vesting-related transactions outside of the share repurchase program during the quarter ended December 27, 2013. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. As of December 27, 2013, approximately $250 million remained outstanding under the 2013 Share Repurchase Program.
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
101
Financial statements from the quarterly report on Form 10-Q of Tyco International Ltd. for the quarter ended December 27, 2013 formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:	/s/ ARUN NAYAR
Arun Nayar Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 31, 2014