Form 10-Q
period 2014-03-28
TYCO INTERNATIONAL LTD
filed 2014-04-25
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The number of common shares outstanding as of April 17, 2014 was 461,276,498.

TYCO INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
    TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share data)

	For the Quarters Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Revenue from product sales	$1,470	$1,424	$2,947	$2,854
Service revenue	1,017	1,050	2,042	2,091
Net revenue	2,487	2,474	4,989	4,945
Cost of product sales	1,015	983	2,022	1,975
Cost of services	577	608	1,153	1,207
Selling, general and administrative expenses	639	766	1,213	1,422
Separation costs (see Note 2)	1	—	1	5
Restructuring and asset impairment charges, net (see Note 4)	7	22	10	29
Operating income	248	95	590	307
Interest income	3	3	6	7
Interest expense	(25)	(25)	(49)	(49)
Other expense, net	(1)	(20)	(2)	(29)
Income from continuing operations before income taxes	225	53	545	236
Income tax (expense) benefit	(37)	2	(107)	(33)
Equity loss in earnings of unconsolidated subsidiaries	(5)	(6)	(9)	(12)
Income from continuing operations	183	49	429	191
Income from discontinued operations, net of income taxes	24	21	50	44
Net income	207	70	479	235
Less: noncontrolling interest in subsidiaries net (loss) income	—	(2)	2	—
Net income attributable to Tyco common shareholders	$207	$72	$477	$235
Amounts attributable to Tyco common shareholders:
Income from continuing operations	$183	$51	$427	$191
Income from discontinued operations	24	21	50	44
Net income attributable to Tyco common shareholders	$207	$72	$477	$235
Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.40	$0.11	$0.92	$0.41
Income from discontinued operations	0.05	0.05	0.11	0.09
Net income attributable to Tyco common shareholders	$0.45	$0.16	$1.03	$0.50
Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.39	$0.11	$0.91	$0.40
Income from discontinued operations	0.05	0.05	0.10	0.09
Net income attributable to Tyco common shareholders	$0.44	$0.16	$1.01	$0.49
Weighted average number of shares outstanding:
Basic	461	466	462	466
Diluted	469	474	470	473
   See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in millions)

	For the Quarters Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net income	$207	$70	$479	$235
Other comprehensive (loss), net of tax:
Foreign currency translation	(15)	(102)	(52)	(91)
Defined benefit and post retirement plans	4	5	7	9
Unrealized gain on marketable securities and derivative instruments	—	—	—	1
Total other comprehensive loss, net of tax	(11)	(97)	(45)	(81)
Comprehensive income (loss)	196	(27)	434	154
Less: comprehensive (loss) income attributable to noncontrolling interests	—	(2)	2	—
Comprehensive income (loss) attributable to Tyco common shareholders	$196	$(25)	$432	$154
   See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except per share data)

	March 28, 2014	September 27, 2013
Assets
Current Assets:
Cash and cash equivalents	$495	$563
Accounts receivable, less allowance for doubtful accounts of $79 and $82, respectively	1,674	1,718
Inventories	661	647
Prepaid expenses and other current assets	854	850
Deferred income taxes	250	250
Assets held for sale	839	828
Total Current Assets	4,773	4,856
Property, plant and equipment, net	1,269	1,285
Goodwill	4,176	4,163
Intangible assets, net	773	791
Other assets	944	1,081
Total Assets	$11,935	$12,176
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$20	$20
Accounts payable	783	851
Accrued and other current liabilities	1,962	1,859
Deferred revenue	420	394
Liabilities held for sale	221	225
Total Current Liabilities	3,406	3,349
Long-term debt	1,442	1,443
Deferred revenue	352	370
Other liabilities	1,667	1,881
Total Liabilities	6,867	7,043
Commitments and Contingencies (see Note 11)
Redeemable noncontrolling interest	12	12
Tyco Shareholders' Equity:
Common shares CHF 0.50 par value, 825,222,070 shares authorized, 486,363,050 shares issued as of both March 28, 2014 and September 27, 2013	208	208
Common shares held in treasury, 25,187,219 and 22,902,706 shares as of March 28, 2014 and September 27, 2013, respectively	(991)	(912)
Contributed surplus	3,334	3,754
Accumulated earnings	3,512	3,035
Accumulated other comprehensive loss	(1,032)	(987)
Total Tyco Shareholders' Equity	5,031	5,098
Nonredeemable noncontrolling interest	25	23
Total Equity	5,056	5,121
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$11,935	$12,176
   See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	For the Six Months Ended
	March 28, 2014	March 29, 2013
Cash Flows From Operating Activities:
Net income attributable to Tyco common shareholders	$477	$235
Noncontrolling interest in subsidiaries net income	2	—
Income from discontinued operations, net of income taxes	(50)	(44)
Income from continuing operations	429	191
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	181	189
Non-cash compensation expense	31	31
Deferred income taxes	56	(45)
Provision for losses on accounts receivable and inventory	24	36
Legacy legal matters (see Note 11)	(92)	—
(Gain) loss on divestitures	(2)	6
Other non-cash items	19	33
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	35	6
Contracts in progress	(1)	(13)
Inventories	(24)	(33)
Prepaid expenses and other current assets	(29)	34
Accounts payable	(48)	(87)
Accrued and other liabilities	(222)	(195)
Deferred revenue	11	5
Other	(13)	(12)
Net cash provided by operating activities	355	146
Net cash provided by discontinued operating activities	88	63
Cash Flows From Investing Activities:
Capital expenditures	(135)	(140)
Proceeds from disposal of assets	6	4
Acquisition of businesses, net of cash acquired	(54)	(38)
Acquisition of dealer generated customer accounts and bulk account purchases	(16)	(10)
Sales and maturities of investments	141	39
Purchases of investments	(40)	(119)
Other	6	(6)
Net cash used in investing activities	(92)	(270)
Net cash used in discontinued investing activities	(57)	(54)
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	715	100
Repayment of short-term debt	(715)	(101)
Proceeds from exercise of share options	62	94
Dividends paid	(148)	(140)
Repurchase of common shares by treasury	(250)	(200)
Transfer from (to) discontinued operations	31	(23)
Other	(10)	(17)
Net cash used in financing activities	(315)	(287)
Net cash (used in) provided by discontinued financing activities	(31)	23
Effect of currency translation on cash	(16)	(3)
Net decrease in cash and cash equivalents	(68)	(382)
Less: net increase in cash and cash equivalents related to discontinued operations	—	32
Cash and cash equivalents at beginning of period	563	844
Cash and cash equivalents at end of period	$495	$430
See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the Six Months Ended March 28, 2014 and March 29, 2013
(in millions)

	Number of Common Shares	Common Shares at Par Value	Treasury Shares	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Tyco Shareholders' Equity	Nonredeemable Noncontrolling Interest	Total Equity
Balance as of September 28, 2012	462	$2,792	$(1,094)	$1,763	$2,499	$(966)	$4,994	$16	$5,010
Comprehensive income:
Net income					235		235		235
Other comprehensive loss, net of tax						(81)	(81)		(81)
Dividends declared				(297)			(297)		(297)
Shares issued from treasury for vesting of share based equity awards	9		344	(250)			94		94
Repurchase of common shares	(7)		(200)				(200)		(200)
Compensation expense				31			31		31
Other	(1)		(17)	(45)			(62)		(62)
Balance as of March 29, 2013	463	$2,792	$(967)	$1,202	$2,734	$(1,047)	$4,714	$16	$4,730

	Number of Common Shares	Common Shares at Par Value	Treasury Shares	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Tyco Shareholders' Equity	Nonredeemable Noncontrolling Interest	Total Equity
Balance as of September 27, 2013	463	$208	$(912)	$3,754	$3,035	$(987)	$5,098	$23	$5,121
Comprehensive income:
Net income					477		477	2	479
Other comprehensive loss, net of tax						(45)	(45)		(45)
Dividends declared				(332)			(332)		(332)
Shares issued from treasury for vesting of share based equity awards	5		182	(120)			62		62
Repurchase of common shares	(7)		(250)				(250)		(250)
Compensation expense				32			32		32
Other			(11)				(11)	—	(11)
Balance as of March 28, 2014	461	$208	$(991)	$3,334	$3,512	$(1,032)	$5,031	$25	$5,056
   See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation—The Consolidated Financial Statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim period. The unaudited Consolidated Financial Statements include the consolidated results of Tyco International Ltd., a corporation organized under the laws of Switzerland, and its subsidiaries (Tyco and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Tyco"). The unaudited Consolidated Financial Statements have been prepared in United States dollars ("USD") and in accordance with the instructions to Form 10-Q under the Securities and Exchange Act of 1934, as amended. The results reported in these unaudited Consolidated Financial Statements should not be taken as indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2013 (the "2013 Form 10-K").
References to 2014 and 2013 are to Tyco's fiscal quarters ending March 28, 2014 and March 29, 2013, respectively, unless otherwise indicated.
The Company has a 52 or 53-week fiscal year that ends on the last Friday in September. Fiscal years 2014 and 2013 are both 52-week years.
Reclassifications - Certain prior period amounts have been reclassified to conform with current period presentation. Specifically, the Company has reclassified its South Korean security business to income from discontinued operations in the Consolidated Statements of Operations and assets and liabilities held for sale within the Consolidated Balance Sheets as it satisfied the criteria to be presented as a discontinued operation. See Note 3.
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

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In April 2014, the FASB issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as a discontinued operation is required. This guidance is effective for Tyco in the first quarter of fiscal 2016, with early adoption permitted. The Company is currently assessing the impact, if any, the guidance will have upon adoption.
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
In connection with activities taken to complete the 2012 Separation and to create the revised organizational structure of the Company, the Company incurred pre-tax charges ("Separation Charges") of $17 million and $18 million during the quarters ended March 28, 2014 and March 29, 2013, respectively, and $32 million for both the six months ended March 28, 2014 and March 29, 2013. The amounts presented within discontinued operations are costs directly related to the 2012 Separation that are not expected to provide a future benefit to the Company. The components of the Separation Charges incurred within continuing operations and discontinued operations consisted of the following ($ in millions):

	For the Quarter Ended March 28, 2014			For the Quarter Ended March 29, 2013
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Professional fees	$1	$—	$1	$—	$1	$1
Information technology related costs	3	—	3	2	—	2
Employee compensation costs	—	1	1	—	1	1
Marketing costs	10	—	10	13	—	13
Other	2	—	2	1	—	1
Total pre-tax separation charges	16	1	17	16	2	18
Tax-related separation charges	—	—	—	—	—	—
Tax (benefit) expense on pre-tax separation charges	(5)	—	(5)	3	—	3
Total separation charges, net of tax	$11	$1	$12	$19	$2	$21

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended March 28, 2014			For the Six Months Ended March 29, 2013
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Professional fees	$2	$—	$2	$—	$4	$4
Information technology related costs	6	—	6	4	2	6
Employee compensation costs	—	1	1	—	2	2
Marketing costs	20	—	20	27	—	27
Other	3	—	3	3	(10)	(7)
Total pre-tax separation charges	31	1	32	34	(2)	32
Tax-related separation charges	—	—	—	4	—	4
Tax (benefit) expense on pre-tax separation charges	(11)	—	(11)	(2)	—	(2)
Total separation charges, net of tax	$20	$1	$21	$36	$(2)	$34
Pre-tax Separation Charges were classified in continuing operations within the Company's Consolidated Statement of Operations as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Selling, general and administrative expenses	$15	$16	$30	$29
Separation costs	1	—	1	5
Total	$16	$16	$31	$34
3.    Divestitures
The Company continually assesses the strategic fit of its various businesses and from time to time divests businesses which do not align with its long-term strategy.
Fiscal 2014
During the quarter ended March 28, 2014, the Company did not complete any divestitures. During the quarter ended December 27, 2013, the Company completed the sale of its Armourguard business in New Zealand and its fire and security business in Fiji, both of which were in its ROW Installation & Services segment, for an immaterial amount. These businesses were accounted for as held for sale as of September 27, 2013; however, the assets and liabilities have not been presented separately in the Consolidated Balance Sheets, and these businesses have not been presented in discontinued operations in the Consolidated Statements of Operations for all periods presented because the amounts were not material.
On March 6, 2014, the Company announced Atkore International Group Inc.'s (“Atkore”) intention to redeem of all of the Company’s remaining common equity stake in Atkore. The redemption was completed on April 9, 2014 for aggregate cash proceeds of $250 million. This amount may be adjusted upward by up to $25 million if, prior to December 31, 2014, there is a sale or merger of Atkore, a sale of substantially all of Atkore's assets or an initial public offering of Atkore's stock. The Company’s ownership interest in Atkore is recorded under the equity method of accounting and its carrying value of $34 million is recorded in Other assets in the Company’s Consolidated Balance Sheet as of March 28, 2014.  The Company’s proportionate share of Atkore’s net loss is recorded within Equity loss in earnings of unconsolidated subsidiaries in the Company’s Consolidated Statement of Operations.
Fiscal 2013
On September 28, 2012, Tyco completed the 2012 Separation. See Note 2 for additional information. At the time of the 2012 Separation, the Company used available information to develop its best estimates for certain assets and liabilities related to the transaction. In limited instances, final determination of the balances will be made in subsequent periods, such as in the case of when final income tax returns are filed in certain jurisdictions where those returns include a combination of Tyco, ADT

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and/or Tyco Flow Control legal entities. During the six months ended March 29, 2013, $45 million was recorded within the Consolidated Statement of Shareholders' Equity as Other, primarily related to a cash true-up adjustment paid to ADT. During the six months ended March 28, 2014, there were no adjustments recorded within the Consolidated Statement of Shareholders' Equity related to the 2012 Separation. Any additional adjustments are not expected to be material.
Discontinued Operations
On March 2, 2014, Tyco entered into a Stock Purchase Agreement with an affiliate of The Carlyle Group for the sale of Tyco Fire & Security Services Korea Co. Ltd. and its subsidiaries that form and operate the Company’s South Korean security business. Pursuant to the Stock Purchase Agreement, Tyco will sell 100% of the issued and outstanding capital stock of Tyco Fire & Security Services Korea Co. Ltd. for a purchase price of $1.93 billion, subject to customary adjustments. The South Korean security business was accounted for as held for sale on the Consolidated Balance Sheets as of March 28, 2014 and September 27, 2013, and its results of operations have been presented within discontinued operations on the Consolidated Statements of Operations during the quarters and six months ended March 28, 2014 and March 29, 2013. The Company expects the sale to close during the third quarter of fiscal 2014. Tyco expects to recognize a gain on sale upon closing of the agreement.
The components of income from discontinued operations, net of income taxes are as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net revenue	$145	$134	$290	$263
Pre-tax income from discontinued operations	32	29	64	52
Pre-tax separation (charges) gain included within discontinued operations (See Note 2)	(1)	(2)	(1)	2
Pre-tax loss on sale of discontinued operations	(4)	—	(4)	—
Income tax expense	(3)	(6)	(9)	(10)
Income from discontinued operations, net of income taxes	$24	$21	$50	$44
Balance sheet information for the South Korean security business as of March 28, 2014 and September 27, 2013 was as follows ($ in millions):

	As of
	March 28, 2014	September 27, 2013
Accounts receivables, net	$24	$21
Inventories	9	8
Prepaid expenses and other current assets	15	11
Property, plant and equipment, net	408	392
Goodwill and intangible assets, net	364	370
Other assets	19	26
Total assets	$839	$828
Accounts payable	43	48
Accrued and other current liabilities	58	59
Other liabilities	120	118
Total liabilities	$221	$225

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Divestiture Gains, Net
For the quarter and six months ended March 28, 2014, the Company recorded a net loss of $1 million and a net gain of $2 million, respectively, in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations, primarily related to a favorable court judgment regarding a divested business.
For the quarter and six months ended March 29, 2013, the Company recorded a net loss of $9 million and $6 million, respectively, in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations, primarily due to an indemnification claim related to the divestiture of the Company's Electrical and Metal Products business and the write-down to fair value, less cost to sell, of a business held for sale. Offsetting the loss for the six months ended March 29, 2013 was a net gain recorded for the quarter ending December 28, 2012 related to the indemnification claim noted above.
4.    Restructuring and Asset Impairment Charges, Net
During the second quarter of fiscal 2014, the Company identified and pursued opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across the Company's businesses. The Company expects to incur restructuring and restructuring related charges in the range of $50 million to $75 million in fiscal 2014, which does not include repositioning charges as described below.
The Company recorded restructuring and asset impairment charges by action as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
2014 actions	$8	$—	$9	$—
2013 actions	1	16	2	21
2012 and prior actions	(2)	6	(1)	8
Total	$7	$22	$10	$29

2014 Actions

Restructuring and asset impairment charges, net, during the quarter and six months ended March 28, 2014 related to the 2014 actions are as follows ($ in millions):

For the Quarter Ended March 28, 2014
Employee Severance and Benefits
NA Installation & Services	$3
ROW Installation & Services	4
Global Products	1
Total	$8

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Six Months Ended March 28, 2014
Employee Severance and Benefits
NA Installation & Services	$3
ROW Installation & Services	5
Global Products	1
Total	$9
The rollforward of the reserves from September 27, 2013 to March 28, 2014 is as follows ($ in millions):

Balance as of September 27, 2013	$—
Charges	9
Utilization	(1)
Balance as of March 28, 2014	$8
2013 Actions
Restructuring and asset impairment charges, net, during the quarters and six months ended March 28, 2014 and March 29, 2013 related to the 2013 actions are as follows ($ in millions):

For the Quarter Ended March 28, 2014
Facility Exit and Other Charges
Global Products	$1
Total	$1

	For the Quarter Ended March 29, 2013
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Installation & Services	$4	$2	$6
ROW Installation & Services	7	—	7
Global Products	3	—	3
Total	$14	$2	$16

	For the Six Months Ended March 28, 2014
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Installation & Services	$(1)	$1	$—
ROW Installation & Services	(3)	—	(3)
Global Products	4	1	5
Total	$—	$2	$2

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended March 29, 2013
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Installation & Services	$4	$2	$6
ROW Installation & Services	9	1	10
Global Products	4	—	4
Corporate and Other	1	—	1
Total	$18	$3	$21

Restructuring and asset impairment charges, net, incurred cumulative to date from initiation of the 2013 actions are as follows ($ in millions):

	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Installation & Services	$33	$2	$35
ROW Installation & Services	43	4	47
Global Products	13	3	16
Corporate and Other	3	—	3
Total	$92	$9	$101
The rollforward of the reserves from September 27, 2013 to March 28, 2014 is as follows ($ in millions):

Balance as of September 27, 2013	$68
Charges	9
Reversals	(7)
Utilization	(27)
Balance as of March 28, 2014	$43
Restructuring reserves for businesses that are included within Liabilities held for sale on the Consolidated Balance Sheets are excluded from the table above. See Note 3.
2012 and prior actions
The Company continues to maintain restructuring reserves related to actions initiated prior to fiscal 2012. The total amount of these reserves was $47 million and $62 million as of March 28, 2014 and September 27, 2013, respectively. The Company incurred $1 million and $7 million of restructuring charges, $3 million and $1 million of reversals and utilized $6 million and $18 million for the quarters ended March 28, 2014 and March 29, 2013, respectively. The Company incurred $5 million and $11 million of restructuring charges, $6 million and $3 million of restructuring reversals and utilized $14 million and $36 million for the six months ended March 28, 2014 and March 29, 2013, respectively, related to 2012 and prior actions. The aggregate remaining reserves primarily relate to facility exit costs for long-term non-cancelable lease obligations primarily within the Company's ROW Installation & Services segment.
Total Restructuring Reserves
As of March 28, 2014 and September 27, 2013, restructuring reserves related to all actions were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of
	March 28, 2014	September 27, 2013
Accrued and other current liabilities	$80	$112
Other liabilities	18	18
Total	$98	$130
Restructuring reserves for businesses that are included within Liabilities held for sale on the Consolidated Balance Sheets are excluded from the table above. See Note 3.
Repositioning
The Company has initiated certain global actions designed to reduce its cost structure and improve future profitability by streamlining operations and better aligning functions, which the Company refers to as repositioning actions. These actions may or may not lead to a future restructuring action. During the quarter and six months ended March 28, 2014, the Company recorded repositioning charges of $9 million and $15 million, respectively, primarily related to professional fees which have been reflected in Selling, general and administrative expenses in the Consolidated Statements of Operations.
5.    Acquisitions
Acquisitions
During the quarter ended March 28, 2014, the Company did not complete any acquisitions. During the six months ended March 28, 2014, total consideration included in continuing operations was $57 million, which is comprised of $54 million of cash paid, net of $1 million cash acquired, and $2 million of contingent consideration which was entirely related to the acquisition of Westfire, Inc. ("Westfire") on November 8, 2013. Westfire, a fire protection services company with operations in the United States, Chile and Peru, provides critical special-hazard suppression and detection applications in mining, telecommunications and other vertical markets and is being integrated with the NA Installation & Services and ROW Installation & Services segments.
During the quarter ended March 29, 2013, cash paid for acquisitions included in continuing operations totaled $15 million, net of $3 million cash acquired, which is related to an acquisition within the Company's ROW Installation & Services segment. During the six months ended March 29, 2013, cash paid for acquisitions included in continuing operations totaled $38 million net of $3 million cash acquired, which is related to acquisitions within the Company's NA Installation & Services and ROW Installation & Services segments.
Acquisition and Integration Related Costs
Acquisition and integration costs are expensed as incurred. During the quarter and six months ended March 28, 2014, the Company incurred acquisition and integration costs of $1 million and $2 million, respectively. During the quarter and six months ended March 29, 2013, the Company incurred acquisition and integration costs of nil and $1 million, respectively. Such costs are recorded in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Income Taxes
Tyco did not have a significant change to its unrecognized tax benefits during the quarter ended March 28, 2014.
Many of Tyco's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions included in continuing operations are as follows:

Jurisdiction (1)	Years Open To Audit
Australia	2004-2013
Canada	2005-2013
Germany	2005-2013
Switzerland	2004-2013
United Kingdom	2012-2013
United States	1997-2013
(1) In addition to these jurisdictions, the Company's South Korean security business has tax years 2009-2013 open that are currently under audit.
Based on the current status of its income tax audits, Tyco believes that it is reasonably possible that between nil and $30 million in unrecognized tax benefits may be resolved in the next twelve months.
At each balance sheet date, the Company evaluates whether it is more likely than not that Tyco's deferred tax assets will be realized and if sufficient future taxable income will be available by assessing current period and projected operating results and other pertinent data. As of March 28, 2014, Tyco recorded deferred tax assets of approximately $231 million, which is comprised of $2.2 billion gross deferred tax assets net of $2.0 billion valuation allowances.
Tax Sharing Agreement and Other Income Tax Matters
In connection with the 2012 and 2007 Separations, Tyco entered into the 2012 and 2007 Tax Sharing Agreements, respectively, that govern the respective rights, responsibilities, and obligations of (i) Tyco, Pentair and ADT after the 2012 Separation and (ii) Tyco, Covidien and TE Connectivity after the 2007 Separation, with respect to taxes. Specifically, this includes taxes in the ordinary course of business and taxes, if any, incurred as a result of any failure of the respective distributions to qualify tax-free for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code ("the Code") or certain internal transactions undertaken in anticipation of the spin-offs to qualify for tax-favored treatment under the Code.
Under the 2012 Tax Sharing Agreement, Tyco, Pentair and ADT share (i) certain pre-Distribution income tax liabilities that arise from adjustments made by tax authorities to ADT's, Tyco Flow Control's and Tyco's income tax returns, and (ii) payments required to be made by Tyco with respect to the 2007 Tax Sharing Agreement, excluding approximately $175 million of pre-2012 Separation related tax liabilities that were anticipated to be paid prior to the 2012 Separation (collectively, "Shared Tax Liabilities"). Tyco will be responsible for the first $500 million of Shared Tax Liabilities. Pentair and ADT will share 42% and 58%, respectively, of the next $225 million of Shared Tax Liabilities. Tyco, Pentair and ADT will share 52.5%, 20% and 27.5%, respectively, of Shared Tax Liabilities above $725 million, as well as all costs and expenses associated with the management of these Shared Tax Liabilities. As of September 28, 2012, Tyco established liabilities representing the fair market value of its obligations under the 2012 Tax Sharing Arrangement which is recorded in Other liabilities in Tyco's Consolidated Balance Sheet with an offset to Tyco shareholders' equity.
Under the 2007 Tax Sharing Agreement, Tyco shares responsibility for certain of Tyco's, Covidien's and TE Connectivity's income tax liabilities, resulting in cash payments based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and TE Connectivity share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and TE Connectivity's U.S. and certain non-U.S. income tax returns. The costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties. In connection with the execution of the 2007 Tax Sharing Agreement, Tyco established a net receivable from Covidien and TE Connectivity representing the amount Tyco expected to receive for

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

pre-2007 Separation uncertain tax positions, including amounts owed to the Internal Revenue Service ("IRS"). Tyco also established liabilities representing the fair market value of its share of Covidien's and TE Connectivity's estimated obligations, primarily to the IRS, for their pre-2007 Separation taxes covered by the 2007 Tax Sharing Agreement.
Tyco assesses the shared tax liabilities and related guaranteed liabilities related to both the 2012 and 2007 Tax Sharing Agreements at each reporting period. Tyco will provide payment to Pentair and ADT under the 2012 Tax Sharing Agreement and Covidien and TE Connectivity under the 2007 Tax Sharing Agreement as the shared income tax liabilities are settled. Settlement is expected to occur as the tax audit and legal processes are completed for the impacted years and cash payments are made. Due to the nature of the unresolved adjustments described in the next paragraph, the maximum amount of future payments under the 2012 and 2007 Tax Sharing Agreements is not known. Such cash payments, when they occur, will reduce the guarantor liability as they represent an equivalent reduction of risk. Tyco also assesses the sufficiency of the 2012 and 2007 Tax Sharing Agreements guarantee liabilities on a quarterly basis and will increase the liability when it is probable that cash payments expected to be made exceed the recorded balance.
Tyco and its subsidiaries' income tax returns are examined periodically by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments, in particular with respect to years preceding the 2007 Separation. The issues and proposed adjustments related to such years are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement, and Tyco's liabilities under the 2007 Tax Sharing Agreement are further subject to the sharing provisions in the 2012 Tax Sharing Agreement. Tyco has previously disclosed that in connection with U.S. federal tax audits, the IRS has raised a number of issues and proposed tax adjustments for periods beginning with the 1997 tax year. Although Tyco has been able to resolve substantially all of the issues and adjustments proposed by the IRS for tax years through 2007, it has not been able to resolve matters related to the treatment of certain intercompany debt transactions during the period. As a result, on June 20, 2013, Tyco received Notices of Deficiency from the IRS asserting that several of Tyco's former U.S. subsidiaries owe additional taxes of $883.3 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries as they existed at that time. In addition, Tyco received Final Partnership Administrative Adjustments for certain U.S. partnerships owned by former U.S. subsidiaries with respect to which an additional tax deficiency of approximately $30 million is expected to be asserted. These amounts exclude interest and do not reflect the impact on subsequent periods if the IRS position described below is ultimately proved correct.
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
In addition to dealing with tax liabilities for periods prior to the respective Separations, the 2012 and 2007 Tax Sharing Agreements contain sharing provisions to address the contingencies that the 2012 or 2007 Separations, or internal transactions related thereto, may be deemed taxable by U.S. or non U.S. taxing authorities. In the event the 2012 Separation is determined to be taxable and such determination was the result of actions taken after the 2012 Separations by Tyco, ADT or Pentair, the party

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

responsible for such failure would be responsible for all taxes imposed on each company as a result thereof. If such determination is not the result of actions taken by Tyco, ADT or Pentair after the 2012 Separation, then Tyco, ADT and Pentair would be responsible for any taxes imposed on any of the companies as a result of such determination in the same manner and in the same proportions as described above. Similar provisions exist in the 2007 Tax Sharing Agreement. If either of the 2007 or 2012 Separation, or internal transactions taken in anticipation thereof, were deemed taxable, the associated liability could be significant. Tyco is responsible for all of its own taxes that are not shared pursuant to the 2012 and 2007 Tax Sharing Agreements sharing formulas. In addition, Pentair and ADT, and Covidien and TE Connectivity are responsible for their tax liabilities that are not subject to the 2012 or 2007 Tax Sharing Agreements' sharing formula.
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
The receivables and liabilities related to the 2012 and 2007 Tax Sharing Agreements as of March 28, 2014 and September 27, 2013, are as follows ($ in millions):

	2012 Tax Sharing Agreement		2007 Tax Sharing Agreement
	As of		As of
	March 28, 2014	September 27, 2013	March 28, 2014	September 27, 2013
Tax sharing agreement related receivables:
Prepaid expenses and other current assets	$—	$—	$32	$—
Other assets	—	—	35	67
	—	—	67	67
Tax sharing agreement related liabilities:
Accrued and other current liabilities	(33)	(33)	(191)	(130)
Other liabilities	(37)	(36)	(190)	(254)
	(70)	(69)	(381)	(384)
Net liability	$(70)	$(69)	$(314)	$(317)

Tyco recorded amounts in conjunction with the 2012 and 2007 Tax Sharing Agreements within Other expense, net in the Consolidated Statements of Operations for the quarters and six months ended March 28, 2014 and March 29, 2013 as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
(Loss) income
2012 Tax Sharing Agreement	$(3)	$(20)	$(5)	$(30)
2007 Tax Sharing Agreement	1	—	1	—
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
During the quarter ended March 28, 2014, Tyco incurred a charge of $3 million to make payments to ADT and Pentair based on estimated allowable deductions for ADT and Pentair shares issued to Company employees. During the six months

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ended March 28, 2014, Tyco incurred a charge of $6 million to make payments to ADT and Pentair based on estimated allowable deductions for ADT and Pentair shares issued to Company employees, offset by income of $1 million to be received from ADT and Pentair for Company shares issued to their employees, resulting in a net impact of approximately $5 million.
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
7.    Earnings Per Share
The reconciliations between basic and diluted earnings per share attributable to Tyco common shareholders are as follows (in millions, except per share data):

	For the Quarter Ended March 28, 2014			For the Quarter Ended March 29, 2013
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$183	461	$0.40	$51	466	$0.11
Share options and restricted share awards	—	8		—	8
Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations attributable to Tyco common shareholders, giving effect to dilutive adjustments	$183	469	$0.39	$51	474	$0.11

	For the Six Months Ended March 28, 2014			For the Six Months Ended March 29, 2013
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$427	462	$0.92	$191	466	$0.41
Share options and restricted share awards	—	8		—	7
Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations attributable to Tyco common shareholders, giving effect to dilutive adjustments	$427	470	$0.91	$191	473	$0.40

The computation of diluted earnings per share for the quarter and six months ended March 28, 2014 excludes the effect of the potential exercise of share options to purchase approximately 2 million shares for both periods and excludes restricted stock units of approximately 2 million shares for both periods because the effect would be anti-dilutive.
The computation of diluted earnings per share for the quarter and six months ended March 29, 2013 excludes the effect of the potential exercise of share options to purchase approximately 4 million and 5 million shares, respectively and excludes restricted stock units of 1 million shares for both periods because the effect would be anti-dilutive.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by segment are as follows ($ in millions):

	NA Installation & Services	ROW Installation & Services	Global Products	Total
As of September 28, 2012
Gross goodwill	$2,127	$1,973	$1,696	$5,796
Impairments	(126)	(1,068)	(567)	(1,761)
Carrying amount of goodwill	2,001	905	1,129	4,035
Acquisitions/Purchase accounting adjustments	24	42	90	156
Transfers	(39)	—	39	—
Currency translation	(8)	(19)	(1)	(28)
As of September 27, 2013
Gross goodwill	$2,104	$1,996	$1,824	$5,924
Impairments	(126)	(1,068)	(567)	(1,761)
Carrying amount of goodwill	1,978	928	1,257	4,163
Acquisitions/Purchase accounting adjustments	9	9	—	18
Currency translation	(13)	11	(3)	(5)
As of March 28, 2014
Gross goodwill	$2,100	$2,016	$1,821	$5,937
Impairments	(126)	(1,068)	(567)	(1,761)
Carrying amount of goodwill	$1,974	$948	$1,254	$4,176

The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets as of March 28, 2014 and September 27, 2013 ($ in millions):

	As of
	March 28, 2014		September 27, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$1,438	$1,126	$1,420	$1,101
Intellectual property	621	481	623	477
Other	40	16	40	13
Total	$2,099	$1,623	$2,083	$1,591
Non-Amortizable:
Intellectual property	$221		$223
Franchise rights	76		76
Total	$297		$299
Intangible asset amortization expense for the quarters ended March 28, 2014 and March 29, 2013 was $24 million and $26 million, respectively. Intangible asset amortization expense for the six months ended March 28, 2014 and March 29, 2013 was $47 million and $49 million, respectively.
The estimated aggregate amortization expense on intangible assets is expected to be approximately $46 million for the remainder of 2014, $74 million for 2015, $68 million for 2016, $60 million for 2017, and $228 million for 2018 and thereafter.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    Debt
Debt as of March 28, 2014 and September 27, 2013 is as follows ($ in millions):

	As of
	March 28, 2014	September 27, 2013
3.375% public notes due 2015	$258	$258
3.75% public notes due 2018	67	67
8.5% public notes due 2019	364	364
7.0% public notes due 2019	246	246
6.875% public notes due 2021	465	466
4.625% public notes due 2023	42	42
Other(1)	20	20
Total debt	1,462	1,463
Less current portion	20	20
Long-term debt	$1,442	$1,443
_______________________________________________________________________________

(1)	$20 million of the amount shown as Other as of both March 28, 2014 and September 27, 2013 represents the current portion of the Company's total debt.
Fair Value
The carrying amount of Tyco's debt subject to the fair value disclosure requirements as of March 28, 2014 and September 27, 2013 was $1,442 million and $1,443 million, respectively. The Company has determined the fair value of such debt to be $1,673 million and $1,676 million as of March 28, 2014 and September 27, 2013, respectively. The Company utilizes various valuation methodologies to determine the fair value of its debt, which is primarily dependent on the type of market in which the Company's debt is traded. When available, the Company uses quoted market prices to determine the fair value of its debt that is traded in active markets. As of March 28, 2014 and September 27, 2013, the fair value of the Company's debt which was actively traded was $1,673 million and $1,676 million, respectively. As of March 28, 2014 and September 27, 2013, the Company's debt that was actively traded and subject to the fair value disclosure requirements is classified as Level 1 in the fair value hierarchy.
Commercial paper
From time to time Tyco International Finance S.A. ("TIFSA") may issue commercial paper for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued on a private placement basis under the commercial paper program is $1 billion as of March 28, 2014. As of March 28, 2014 and September 27, 2013, TIFSA had no commercial paper outstanding.
Credit Facilities
The Company's committed revolving credit facility totaled $1 billion as of March 28, 2014. This revolving credit facility may be used for working capital, capital expenditures and general corporate purposes. As of March 28, 2014 and September 27, 2013 there were no amounts drawn under the Company's revolving credit facility. Interest under the revolving credit facility is variable and is calculated by reference to LIBOR or an alternate base rate.
10.    Financial Instruments
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximated book value as of March 28, 2014 and September 27, 2013. The fair value of derivative financial instruments was not material to any of the periods presented. See below for the fair value of investments and Note 9 for the fair value of debt.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Instruments
In the normal course of business, Tyco is exposed to market risk arising from changes in currency exchange rates, interest rates and commodity prices. The Company may use derivative financial instruments to manage exposures to foreign currency, interest rate and commodity risks. The Company's objective for utilizing derivative financial instruments is to manage these risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company does not use derivative financial instruments for trading or speculative purposes. As of and during the six months ended March 28, 2014, the Company did not hold or enter into any commodity derivative instruments or interest rate swaps.
For derivative instruments that are designated and qualified as hedging instruments for accounting purposes, the Company documents and links the relationships between the hedging instruments and hedged items. The Company also assesses and documents at the hedge's inception whether the derivatives used in hedging transactions are effective in offsetting changes in fair values associated with the hedged items. For the quarters ended March 28, 2014 and March 29, 2013, the Company did not have any derivative instruments that were designated and qualified as hedging instrument for accounting purposes.
Foreign Currency Exposures
The Company manages foreign currency exchange rate risk through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact and potential variability in cash flows associated with intercompany loans, accounts receivable, accounts payable and forecasted transactions that are denominated in certain foreign currencies. The fair value of these derivative financial instruments and impact of such changes in the fair value was not material to the Consolidated Balance Sheets as of March 28, 2014 and September 27, 2013 or Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the quarters and six months ended March 28, 2014 and March 29, 2013. As of March 28, 2014 and September 27, 2013, the total gross notional amount of the Company's foreign exchange contracts was $295 million and $278 million, respectively, including contracts of $57 million and $60 million, respectively, related to the South Korean security business.
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

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets Measured at Fair Value on a Recurring Basis
The following table presents the Company's hierarchy for its assets measured at fair value on a recurring basis as of March 28, 2014 and September 27, 2013:

				Consolidated Balance Sheet Classification
	As of March 28, 2014			Prepaids and Other Current Assets	Other Assets
($ in millions)	Level 1	Level 2	Total
Available-for-sale securities:
Corporate debt securities	$—	$26	$26	$6	$20
U.S. Government debt securities	97	19	116	21	95
Total	$97	$45	$142	$27	$115

				Consolidated Balance Sheet Classification
	As of September 27, 2013			Prepaids and Other Current Assets	Other Assets
($ in millions)	Level 1	Level 2	Total
Available-for-sale securities:
Corporate debt securities	$—	$34	$34	$11	$23
U.S. Government debt securities	171	38	$209	89	120
Total	$171	$72	$243	$100	$143
During the quarter and six months ended March 28, 2014, the Company did not have any significant transfers between levels within the fair value hierarchy.
Other
The Company recorded nil and a $7 million loss on the sale of an investment during the quarter and six months ended March 28, 2014, respectively.
Additionally, the Company had $2 billion of intercompany loans designated as permanent in nature as of both March 28, 2014 and September 27, 2013, respectively. For the quarters ended March 28, 2014 and March 29, 2013, the Company recorded $7 million and $84 million of a cumulative translation loss, respectively, through accumulated other comprehensive loss related to these loans.
For the six months ended March 28, 2014 and March 29, 2013, the Company recorded $4 million of cumulative translation gain and $62 million of cumulative translation loss, respectively, through accumulated other comprehensive loss related to these loans.
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
With respect to Mr. Kozlowski, in the first quarter of fiscal 2014, the parties signed an agreement resolving all outstanding disputes, with Mr. Kozlowski agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements, including the Key Employee Loan Program, alleged to have existed between

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

him and the Company. As a result, in the first quarter of fiscal 2014, the Company reversed the net liability of approximately $92 million which was recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations for the amounts allegedly due to him. Additionally, Tyco will be entitled to a portion of the proceeds, if any, from the future sale of certain assets owned by Mr. Kozlowski, the timing and amount of which is uncertain at this time.
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
Environmental Matters
Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of March 28, 2014, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $38 million to $87 million. As of March 28, 2014, Tyco concluded that the best estimate within this range is approximately $51 million, of which $28 million is included in Accrued and other current liabilities and $23 million is included in Other liabilities in the Company's Consolidated Balance Sheet.
The majority of the liabilities described above relate to ongoing remediation efforts at a facility in the Company's Global Products segment located in Marinette, Wisconsin, which the Company acquired in 1990 in connection with its acquisition of, among other things, the Ansul product line. Prior to Tyco's acquisition, Ansul manufactured arsenic-based agricultural herbicides at the Marinette facility, which resulted in significant arsenic contamination of soil and groundwater on the Marinette site and in parts of the adjoining Menominee River. Ansul has been engaged in ongoing remediation efforts at the Marinette site since 1990, and in February 2009 entered into an Administrative Consent Order (the "Consent Order") with the U.S. Environmental Protection Agency to address the presence of arsenic at the Marinette site. Under this agreement, Ansul's principal obligations are to contain the arsenic contamination on the site, pump and treat on-site groundwater, dredge, treat and properly dispose of contaminated sediments in the adjoining river areas, and monitor contamination levels on an ongoing basis. Activities completed under the Consent Order since 2009 include the installation of a subsurface barrier wall around the facility to contain contaminated groundwater, the installation of a groundwater extraction and treatment system and the dredging and offsite disposal of treated river sediment. As of March 28, 2014, the Company concluded that its remaining remediation and monitoring costs related to the Marinette facility were in the range of approximately $27 million to $61 million. The Company's best estimate within that range is approximately $38 million, of which $24 million is included in Accrued and other current liabilities and $14 million is included in Other liabilities in the Company's Consolidated Balance Sheet. During the quarters ended March 28, 2014 and March 29, 2013, the Company recorded nil and $94 million in Selling, general and administrative expenses in the Consolidated Statement of Operations, respectively. During the six months ended March 28, 2014 and March 29, 2013, the Company recorded nil and $100 million, respectively in Selling, general and administrative expenses in the Consolidated Statement of Operations. Although the Company has recorded its best estimate of the costs that it will incur to remediate and monitor the arsenic contamination at the Marinette facility, it is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could change the Company's expectations with

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows.
Asbestos Matters
The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos containing components manufactured by third parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's historical strategy has been to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. In addition, the Company continues to assess its strategy for resolving asbestos claims. Due to the number of claims and limited amount of assets held by Yarway Corporation ("Yarway"), one of the Company's indirect subsidiaries, on April 22, 2013 Yarway filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. As a result of this filing, all asbestos claims against Yarway have been stayed pending confirmation of a plan of reorganization by the Bankruptcy Court. Yarway's goal is to negotiate, obtain approval of, and consummate a plan of reorganization that establishes an appropriately funded trust to provide for the fair and equitable payment of legitimate current and future Yarway asbestos claims, accompanied by appropriate injunctive relief permanently protecting Yarway and certain other protected parties from any further asbestos claims arising from products manufactured, sold, and/or distributed by Yarway. Upon confirmation of such plan of reorganization, the Company expects to deconsolidate Yarway and to settle intercompany accounts, including approximately $100 million in intercompany liabilities. As a result of filing the voluntary petition during the third quarter of fiscal 2013, the Company recorded an expected loss upon deconsolidation of $10 million related to the Yarway bankruptcy petition. Since filing for bankruptcy protection, Yarway has negotiated with representatives of the committees representing current and future asbestos claimants, but has been unable to agree on a plan of reorganization acceptable to all parties. We believe that certain claims made by the asbestos claimants are without merit and the Company intends to vigorously defend itself. There can be no assurance that an unfavorable outcome in the Bankruptcy Court would not have a material adverse effect on the Company's results of operations, financial condition or liquidity.
As of March 28, 2014, the Company has determined that there were approximately 5,300 claims pending against it, its subsidiaries or entities for which the Company has assumed responsibility in connection with acquisitions and divestitures. This amount reflects the Company's current estimate of the number of viable claims made against such entities and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants, are duplicative of other actions or for which the Company is indemnified.
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
As of March 28, 2014, the Company's estimated net liability of $163 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $315 million, and separately as an asset for insurance recoveries of $152 million. The Company believes that its asbestos related liabilities and insurance related assets as of March 28, 2014 are appropriate. Similarly, as of September 27, 2013, the Company's estimated net liability of $169 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $321 million, and separately as an asset for insurance recoveries of $152 million.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Matters
During the fourth quarter of fiscal 2012, Tyco disclosed the improper recording of revenue in the Company's ROW Installation & Services segment related to security contracts in China. The Company pursued collection under its insurance policy and during the quarter ended March 28, 2014, the Company recorded a $21 million insurance recovery within the ROW Installation & Services segment as a result of a settlement with the insurance carrier. The insurance recovery was recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations.
During the first quarter of fiscal 2014, Tyco settled a tax dispute with its former subsidiary, CIT Group, Inc. ("CIT"). Under the terms of the settlement agreement, Tyco received $60 million during the quarter ended December 27, 2013 which is subject to the terms and conditions of the 2007 Tax Sharing Agreement. As a result, the Company recorded a $16 million gain in Selling, general and administrative expenses in the Consolidated Statement of Operations and established payables of $25 million and $19 million due to Covidien and TE Connectivity, respectively, as of December 27, 2013. The Company paid these amounts to Covidien and TE Connectivity during the quarter ended March 28, 2014.
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
12.    Retirement Plans
Defined Benefit Pension Plans—The Company sponsors a number of pension plans. The following disclosures exclude the impact of plans which are immaterial individually and in the aggregate. The net periodic benefit cost for the Company's material U.S. and non-U.S. defined benefit pension plans is as follows ($ in millions):

	U.S. Plans
	For the Quarters Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Service cost	$2	$2	$4	$3
Interest cost	9	8	18	16
Expected return on plan assets	(12)	(12)	(24)	(24)
Amortization of net actuarial loss	2	3	4	7
Net periodic benefit cost	$1	$1	$2	$2

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Non-U.S. Plans
	For the Quarters Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Service cost	$2	$2	$5	$4
Interest cost	14	13	28	26
Expected return on plan assets	(18)	(16)	(37)	(32)
Amortization of net actuarial loss	3	2	6	4
Net periodic benefit cost	$1	$1	$2	$2
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
The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates and to make discretionary voluntary contributions from time to time. The Company anticipates that it will contribute at least the minimum required to its pension plans in fiscal year 2014 of $25 million for U.S. plans and $28 million for non-U.S. plans. During the quarter ended March 28, 2014, the Company made required contributions of $3 million to its U.S. pension plans and $8 million to its non-U.S. pension plans. During the six months ended March 28, 2014, the Company made required contributions of $7 million to its U.S. pension plans and $16 million to its non-U.S. pension plans.
Postretirement Benefit Plans—Net periodic postretirement benefit cost was not material for both periods.
13.    Equity and Comprehensive Income
Dividends
Under Swiss law, the authority to declare dividends is vested in the general meeting of shareholders, and on March 6, 2013, the Company's shareholders approved a cash dividend of $0.64 per share, payable to shareholders in four quarterly installments of $0.16 in May 2013, August 2013, November 2013 and February 2014. As a result, during the quarter ended March 29, 2013, the Company recorded an accrued dividend of $296 million within accrued and other current liabilities and a corresponding reduction to contributed surplus on the Company's Consolidated Balance Sheet. The third installment of $0.16 was paid on November 14, 2013 to shareholders of record on October 25, 2013. The fourth installment of $0.16 was paid on February 19, 2014 to shareholders of record on January 24, 2014.
On March 5, 2014, the Company's shareholders approved an annual cash dividend of $0.72 per common share. Payment of the dividend is to be made in four quarterly installments of $0.18 from May 2014 through February 2015. As a result, during the quarter ended March 28, 2014, the Company recorded an accrued dividend of $332 million within Accrued and other current liabilities and a corresponding reduction to Contributed surplus on the Company's Consolidated Balance Sheet. The Board of Directors declared the first of these dividend payments to be payable on May 21, 2014, to shareholders of record on April 25, 2014.
Share Repurchase Program
The Company's Board of Directors approved a $600 million share repurchase program in January 2013. During the six months ended March 28, 2014, the Company repurchased approximately 7 million shares for approximately $250 million. In March 2014, the Company's Board of Directors authorized an additional $1.75 billion in share repurchases and as of March 28, 2014, a total of approximately $2 billion in share repurchase authority remained outstanding. Share repurchases reduce the amount of common shares outstanding and decrease the dividends declared on the Consolidated Statement of Stockholders' Equity.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Comprehensive Loss
Other comprehensive loss is comprised of the following ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Foreign currency translation	$(15)	$(102)	$(52)	$(74)
Liquidation of foreign entities (1)	—	—	—	(10)
Income tax expense (2)	—	—	—	(7)
Foreign currency translation, net of tax	(15)	(102)	(52)	(91)
Amortization of net actuarial losses (3)	5	7	10	13
Income tax expense	(1)	(2)	(3)	(4)
Defined benefit and post retirement plans, net of tax	4	5	7	9
Unrealized loss on marketable securities and derivative instruments (4)	—	—	—	(1)
Income tax benefit	—	—	—	2
Unrealized gain on marketable securities and derivative instruments, net of tax	—	—	—	1
Other comprehensive loss, net of tax	(11)	(97)	(45)	(81)
Less: Other comprehensive (loss) income attributable to noncontrolling interests	—	(2)	2	—
Other comprehensive loss attributable to Tyco common shareholders	$(11)	$(95)	$(47)	$(81)
_______________________________________________________________________________

(1) During the six months ended March 29, 2013, $10 million of cumulative translation gains were transferred from foreign currency translation and included in Income from Discontinued Operations in the Consolidated Statements of Operations as a result of the sale of foreign entities.
(2) Income tax expense on the net investment hedge was $7 million for the six months ended March 29, 2013.
(3) Reclassified to net periodic benefit cost. See Note 12 Retirement Plans for additional information.
(4) Reclassified realized gain (loss) on marketable securities and derivative instruments to Other expense, net.

A summary of the changes in each component of accumulated other comprehensive loss, net of tax, for the six months ended March 28, 2014 are as follows ($ in millions):

	Currency Translation Adjustments	Retirement Plans	Accumulated Other Comprehensive Loss
Balance as of September 27, 2013	$(521)	$(466)	$(987)
Other comprehensive loss before reclassifications, net of tax	(52)	—	(52)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	7	7
Other comprehensive (loss) income, net of tax	(52)	7	(45)
Balance as of March 28, 2014	$(573)	$(459)	$(1,032)

14.    Share Plans
During the quarter ended December 27, 2013 , the Company issued its annual share-based compensation grants. The total number of awards issued was approximately 3.0 million, of which 1.9 million were stock options, 0.5 million were restricted unit awards and 0.6 million were performance share unit awards. The options and restricted stock units vest in equal annual installments over a period of 4 years, and the performance share unit awards vest after a period of 3 years based on the level of attainment of the applicable performance metrics, which are determined by the Compensation and Human Resources Committee of the Board. The weighted-average grant-date fair value of the stock options, restricted unit awards and performance share unit awards was $10.12, $37.15 and $39.01, respectively. The weighted-average assumptions used in the Black-Scholes option pricing model included an expected stock price volatility of 33%, a risk free interest rate of 1.63%, an expected annual dividend per share of $0.64 and an expected option life of 5.5 years. The preceding annual share-based compensation grant information was not recast for the divestiture of the South Korean security business as the amounts were not material.
The fair value of restricted stock units is determined based on the closing market price of the Company’s shares on the grant date. Performance share units, which are restricted share awards that vest dependent upon attainment of various levels of performance that equal or exceed targeted levels generally vest in their entirety 3 years from the grant date. The fair value of performance share units is determined based on the Monte Carlo valuation model. The compensation expense recognized for all restricted share awards is net of estimated forfeitures.
15.    Consolidated Segment Data
Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. Selected information by segment is presented in the following tables ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net revenue(1):
NA Installation & Services	$939	$953	$1,896	$1,929
ROW Installation & Services	943	943	1,923	1,904
Global Products	605	578	1,170	1,112
	$2,487	$2,474	$4,989	$4,945
_______________________________________________________________________________

(1)	Net revenue by operating segment excludes intercompany transactions.

	For the Quarters Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Operating income (loss):
NA Installation & Services	$99	$79	$216	$187
ROW Installation & Services (1)	103	77	196	168
Global Products	107	—	193	74
Corporate and Other (2)	(61)	(61)	(15)	(122)
	$248	$95	$590	$307
_______________________________________________________________________________

(1)
Operating income for the quarter and six months ended March 28, 2014 includes $21 million of an insurance recovery related to the improper recording of revenue in China that was previously disclosed in the fourth quarter of fiscal 2012. See Note 11.

(2)
Operating income for the six months ended March 28, 2014 includes $92 million of income related to the settlement of a legacy legal matter with former management and $16 million of income related to the CIT settlement. See Note 11.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    Inventory
Inventories consisted of the following ($ in millions):

	As of
	March 28, 2014	September 27, 2013
Purchased materials and manufactured parts	$166	$157
Work in process	85	93
Finished goods	410	397
Inventories	$661	$647
Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.
17.    Property, Plant and Equipment
Property, plant and equipment consisted of the following ($ in millions):

	As of
	March 28, 2014	September 27, 2013
Land	$37	$35
Buildings	398	377
Subscriber systems	2,345	2,414
Machinery and equipment	1,243	1,205
Construction in progress	86	67
Accumulated depreciation	(2,840)	(2,813)
Property, plant and equipment, net	$1,269	$1,285
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
In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien, TE Connectivity, ADT and Tyco Flow Control operating entities. In connection with both the 2012 and 2007 Separations, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien, TE Connectivity, ADT or Pentair, as appropriate. To the extent these guarantees were not assigned prior to the Separation dates, Tyco remained as the guarantor, but was typically indemnified by the former subsidiary. The Company's obligations related to the 2012 Separation were $3 million, which were included in Other liabilities on the Company's Consolidated Balance Sheets as of both March 28, 2014 and September 27, 2013, with an offset to Tyco's shareholders' equity on the 2012 Separation date. The Company's obligations related to the 2007 Separation were $3 million, which were included in Other liabilities on the Company's Consolidated Balance Sheets as of both March 28, 2014 and September 27, 2013, with an offset to Tyco's shareholders' equity on the 2007 Separation date.
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

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Balance as of September 27, 2013	$31
Warranties issued	5
Changes in estimates	(3)
Settlements	(4)
Balance as of March 28, 2014	$29
Warranty accruals for businesses that are included within Liabilities held for sale on the Consolidated Balance Sheets are excluded from the table above. See Note 3.

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
During the fourth quarter of fiscal 2013, the Company transferred certain investments in subsidiaries from Tyco to TIFSA. There was no impact on the Company’s financial position, results of operations and cash flows as the transactions were entirely among wholly-owned subsidiaries of Tyco. The transactions, which increased TIFSA’s investment in subsidiaries, were among entities under common control and their effects have been reflected as of the beginning of the earliest period presented, which resulted in a net increase to TIFSA’s Equity in net income of subsidiaries of $3 million and $8 million for the quarter and six months ended March 29, 2013, respectively.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 28, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$2,487	$—	$2,487
Cost of product sales	—	—	1,015	—	1,015
Cost of services	—	—	577	—	577
Selling, general and administrative expenses	—	1	638	—	639
Separation costs	—	—	1	—	1
Restructuring and asset impairment charges, net	—	—	7	—	7
Operating (loss) income	—	(1)	249	—	248
Interest income	—	—	3	—	3
Interest expense	—	(24)	(1)	—	(25)
Other (expense) income, net	(2)	—	1	—	(1)
Equity in net income of subsidiaries	199	208	—	(407)	—
Intercompany interest and fees	12	8	(20)	—	—
Income from continuing operations before income taxes	209	191	232	(407)	225
Income tax expense	—	—	(37)	—	(37)
Equity loss in earnings of unconsolidated subsidiaries	—	—	(5)	—	(5)
Income from continuing operations	209	191	190	(407)	183
(Loss) income from discontinued operations, net of income taxes	(2)	—	26	—	24
Net income	207	191	216	(407)	207
Less: noncontrolling interest in subsidiaries net income	—	—	—	—	—
Net income attributable to Tyco common shareholders	$207	$191	$216	$(407)	$207

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Quarter Ended March 28, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$207	$191	$216	$(407)	$207
Other comprehensive (loss) income, net of tax
Foreign currency translation	(15)	—	(15)	15	(15)
Defined benefit and post retirement plans	4	—	4	(4)	4
Total other comprehensive loss, net of tax	(11)	—	(11)	11	(11)
Comprehensive income	196	191	205	(396)	196
Less: comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income attributable to Tyco common shareholders	$196	$191	$205	$(396)	$196

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 29, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$2,474	$—	$2,474
Cost of product sales	—	—	983	—	983
Cost of services	—	—	608	—	608
Selling, general and administrative expenses	2	—	764	—	766
Separation costs	1	—	(1)	—	—
Restructuring and asset impairment charges, net	—	—	22	—	22
Operating (loss) income	(3)	—	98	—	95
Interest income	—	—	3	—	3
Interest expense	—	(23)	(2)	—	(25)
Other expense, net	(20)	—	—	—	(20)
Equity in net income of subsidiaries	262	208	—	(470)	—
Intercompany interest and fees	(167)	48	119	—	—
Income from continuing operations before income taxes	72	233	218	(470)	53
Income tax benefit	—	—	2	—	2
Equity loss in earnings of unconsolidated subsidiaries	—	—	(6)	—	(6)
Income from continuing operations	72	233	214	(470)	49
Income from discontinued operations, net of income taxes	—	—	21	—	21
Net income	72	233	235	(470)	70
Less: noncontrolling interest in subsidiaries net loss	—	—	(2)	—	(2)
Net income attributable to Tyco common shareholders	$72	$233	$237	$(470)	$72

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Quarter Ended March 29, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$72	$233	$235	$(470)	$70
Other comprehensive (loss) income, net of tax
Foreign currency translation	(102)	—	(102)	102	(102)
Defined benefit and post retirement plans	5	—	5	(5)	5
Total other comprehensive loss, net of tax	(97)	—	(97)	97	(97)
Comprehensive (loss) income	(25)	233	138	(373)	(27)
Less: comprehensive loss attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive (loss) income attributable to Tyco common shareholders	$(25)	$233	$140	$(373)	$(25)

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended March 28, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$4,989	$—	$4,989
Cost of product sales	—	—	2,022	—	2,022
Cost of services	—	—	1,153	—	1,153
Selling, general and administrative expenses	(13)	2	1,224	—	1,213
Separation costs	—	—	1	—	1
Restructuring and asset impairment charges, net	—	—	10	—	10
Operating income (loss)	13	(2)	579	—	590
Interest income	—	—	6	—	6
Interest expense	—	(48)	(1)	—	(49)
Other (expense) income, net	(3)	—	1	—	(2)
Equity in net income of subsidiaries	467	416	—	(883)	—
Intercompany interest and fees	2	17	(19)	—	—
Income from continuing operations before income taxes	479	383	566	(883)	545
Income tax expense	—	—	(107)	—	(107)
Equity loss in earnings of unconsolidated subsidiaries	—	—	(9)	—	(9)
Income from continuing operations	479	383	450	(883)	429
(Loss) income from discontinued operations, net of income taxes	(2)	—	52	—	50
Net income	477	383	502	(883)	479
Less: noncontrolling interest in subsidiaries net income	—	—	2	—	2
Net income attributable to Tyco common shareholders	$477	$383	$500	$(883)	$477

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended March 28, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$477	$383	$502	$(883)	$479
Other comprehensive (loss) income, net of tax
Foreign currency translation	(52)	—	(52)	52	(52)
Defined benefit and post retirement plans	7	—	7	(7)	7
Total other comprehensive loss, net of tax	(45)	—	(45)	45	(45)
Comprehensive income	432	383	457	(838)	434
Less: comprehensive income attributable to noncontrolling interests	—	—	2	—	2
Comprehensive income attributable to Tyco common shareholders	$432	$383	$455	$(838)	$432

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended March 29, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$4,945	$—	$4,945
Cost of product sales	—	—	1,975	—	1,975
Cost of services	—	—	1,207	—	1,207
Selling, general and administrative expenses	7	1	1,414	—	1,422
Separation costs	4	—	1	—	5
Restructuring and asset impairment charges, net	—	—	29	—	29
Operating (loss) income	(11)	(1)	319	—	307
Interest income	—	—	7	—	7
Interest expense	—	(47)	(2)	—	(49)
Other (expense) income, net	(30)	—	1	—	(29)
Equity in net income of subsidiaries	465	281	—	(746)	—
Intercompany interest and fees	(189)	97	92	—	—
Income from continuing operations before income taxes	235	330	417	(746)	236
Income tax expense	—	—	(33)	—	(33)
Equity loss in earnings of unconsolidated subsidiaries	—	—	(12)	—	(12)
Income from continuing operations	235	330	372	(746)	191
Income from discontinued operations, net of income taxes	—	—	44	—	44
Net income	235	330	416	(746)	235
Less: noncontrolling interest in subsidiaries net income	—	—	—	—	—
Net income attributable to Tyco common shareholders	$235	$330	$416	$(746)	$235

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended March 29, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$235	$330	$416	$(746)	$235
Other comprehensive (loss) income, net of tax
Foreign currency translation	(91)	—	(91)	91	(91)
Defined benefit and post retirement plans	9	—	9	(9)	9
Unrealized gain on marketable securities and derivative instruments	1	—	1	(1)	1
Total other comprehensive loss, net of tax	(81)	—	(81)	81	(81)
Comprehensive income	154	330	335	(665)	154
Less: comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income attributable to Tyco common shareholders	$154	$330	$335	$(665)	$154

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 28, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$495	$—	$495
Accounts receivable, net	—	—	1,674	—	1,674
Inventories	—	—	661	—	661
Intercompany receivables	21	2,144	7,651	(9,816)	—
Prepaid expenses and other current assets	58	—	796	—	854
Deferred income taxes	—	—	250	—	250
Assets held for sale	—	—	839	—	839
Total current assets	79	2,144	12,366	(9,816)	4,773
Property, plant and equipment, net	—	—	1,269	—	1,269
Goodwill	—	—	4,176	—	4,176
Intangible assets, net	—	—	773	—	773
Investment in subsidiaries	13,080	15,103	—	(28,183)	—
Intercompany loans receivable	—	1,358	5,332	(6,690)	—
Other assets	38	5	901	—	944
Total Assets	$13,197	$18,610	$24,817	$(44,689)	$11,935
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$—	$20	$—	$20
Accounts payable	—	—	783	—	783
Accrued and other current liabilities	583	23	1,356	—	1,962
Deferred revenue	—	—	420	—	420
Intercompany payables	3,516	4,147	2,153	(9,816)	—
Liabilities held for sale	—	—	221	—	221
Total current liabilities	4,099	4,170	4,953	(9,816)	3,406
Long-term debt	—	1,442	—	—	1,442
Intercompany loans payable	3,828	1,874	988	(6,690)	—
Deferred revenue	—	—	352	—	352
Other liabilities	239	—	1,428	—	1,667
Total Liabilities	8,166	7,486	7,721	(16,506)	6,867
Redeemable noncontrolling interest	—	—	12	—	12
Tyco Shareholders' Equity:
Common shares	208	—	—	—	208
Common shares held in treasury	—	—	(991)	—	(991)
Other shareholders' equity	4,823	11,124	18,050	(28,183)	5,814
Total Tyco Shareholders' Equity	5,031	11,124	17,059	(28,183)	5,031
Nonredeemable noncontrolling interest	—	—	25	—	25
Total Equity	5,031	11,124	17,084	(28,183)	5,056
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$13,197	$18,610	$24,817	$(44,689)	$11,935

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 27, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$563	$—	$563
Accounts receivable, net	—	—	1,718	—	1,718
Inventories	—	—	647	—	647
Intercompany receivables	22	2,079	7,354	(9,455)	—
Prepaid expenses and other current assets	9	—	841	—	850
Deferred income taxes	—	—	250	—	250
Assets held for sale	—	—	828	—	828
Total current assets	31	2,079	12,201	(9,455)	4,856
Property, plant and equipment, net	—	—	1,285	—	1,285
Goodwill	—	—	4,163	—	4,163
Intangible assets, net	—	—	791	—	791
Investment in subsidiaries	12,826	14,690	—	(27,516)	—
Intercompany loans receivable	—	1,141	5,310	(6,451)	—
Other assets	68	6	1,007	—	1,081
Total Assets	$12,925	$17,916	$24,757	$(43,422)	$12,176
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$—	$20	$—	$20
Accounts payable	1	—	850	—	851
Accrued and other current liabilities	353	23	1,483	—	1,859
Deferred revenue	—	—	394	—	394
Intercompany payables	3,515	3,845	2,095	(9,455)	—
Liabilities held for sale	—	—	225	—	225
Total current liabilities	3,869	3,868	5,067	(9,455)	3,349
Long-term debt	—	1,443	—	—	1,443
Intercompany loans payable	3,660	1,852	939	(6,451)	—
Deferred revenue	—	—	370	—	370
Other liabilities	298	—	1,583	—	1,881
Total Liabilities	7,827	7,163	7,959	(15,906)	7,043
Redeemable noncontrolling interest	—	—	12	—	12
Tyco Shareholders' Equity:
Common shares	208	—	—	—	208
Common shares held in treasury	—	—	(912)	—	(912)
Other shareholders' equity	4,890	10,753	17,675	(27,516)	5,802
Total Tyco Shareholders' Equity	5,098	10,753	16,763	(27,516)	5,098
Nonredeemable noncontrolling interest	—	—	23	—	23
Total Equity	5,098	10,753	16,786	(27,516)	5,121
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$12,925	$17,916	$24,757	$(43,422)	$12,176

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended March 28, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(20)	$215	$160	$—	$355
Net cash provided by discontinued operating activities	—	—	88	—	88
Cash Flows From Investing Activities:
Capital expenditures	—	—	(135)	—	(135)
Proceeds from disposal of assets	—	—	6	—	6
Acquisition of businesses, net of cash acquired	—	—	(54)	—	(54)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	(16)	—	(16)
Net increase in intercompany loans	—	(206)	—	206	—
Increase in investment in subsidiaries	—	(9)	—	9	—
Sales and maturities of investments	—	—	141	—	141
Purchases of investments	—	—	(40)	—	(40)
Other	—	—	6	—	6
Net cash used in investing activities	—	(215)	(92)	215	(92)
Net cash used in discontinued investing activities	—	—	(57)	—	(57)
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	—	715	—	—	715
Repayment of short-term debt	—	(715)	—	—	(715)
Proceeds from exercise of share options	—	—	62	—	62
Dividends paid	(148)	—	—	—	(148)
Repurchase of common shares by treasury	—	—	(250)	—	(250)
Net intercompany loan borrowings	168	—	38	(206)	—
Increase in equity from parent	—	—	9	(9)	—
Transfer from discontinued operations	—	—	31	—	31
Other	—	—	(10)	—	(10)
Net cash provided by (used in) financing activities	20	—	(120)	(215)	(315)
Net cash used in discontinued financing activities	—	—	(31)	—	(31)
Effect of currency translation on cash	—	—	(16)	—	(16)
Net decrease in cash and cash equivalents	—	—	(68)	—	(68)
Cash and cash equivalents at beginning of period	—	—	563	—	563
Cash and cash equivalents at end of period	$—	$—	$495	$—	$495

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended March 29, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(175)	$318	$3	$—	$146
Net cash provided by discontinued operating activities	—	—	63	—	63
Cash Flows From Investing Activities:
Capital expenditures	—	—	(140)	—	(140)
Proceeds from disposal of assets	—	—	4	—	4
Acquisition of businesses, net of cash acquired	—	—	(38)	—	(38)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	(10)	—	(10)
Intercompany dividend from subsidiary	—	14	—	(14)	—
Net increase in intercompany loans	—	(300)	—	300	—
Sales and maturities of investments	—	—	39	—	39
Purchases of investments	—	—	(119)	—	(119)
Other	—	—	(6)	—	(6)
Net cash used in investing activities	—	(286)	(270)	286	(270)
Net cash used in discontinued investing activities	—	—	(54)	—	(54)
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	—	100	—	—	100
Repayment of short-term debt	—	(100)	(1)	—	(101)
Proceeds from exercise of share options	—	—	94	—	94
Dividends paid	(140)	—	—	—	(140)
Intercompany dividend to parent	—	—	(14)	14	—
Repurchase of common shares by treasury	—	—	(200)	—	(200)
Net intercompany loan borrowings (repayments)	315	—	(15)	(300)	—
Transfer (to) from discontinued operations	—	(32)	9	—	(23)
Other	—	—	(17)	—	(17)
Net cash provided by (used in) financing activities	175	(32)	(144)	(286)	(287)
Net cash provided by discontinued financing activities	—	—	23	—	23
Effect of currency translation on cash	—	—	(3)	—	(3)
Net decrease in cash and cash equivalents	—	—	(382)	—	(382)
Less: net increase in cash and cash equivalents related to discontinued operations	—	—	32	—	32
Cash and cash equivalents at beginning of period	—	—	844	—	844
Cash and cash equivalents at end of period	$—	$—	$430	$—	$430

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
Certain prior period amounts have been reclassified to conform with current period presentation. Specifically, the Company has reclassified its South Korean security business to income from discontinued operations in the Consolidated Statements of Operations and assets and liabilities held for sale within the Consolidated Balance Sheets as it satisfied the criteria to be presented as discontinued operations. See Note 3 to our unaudited Consolidated Financial Statements for additional information.
Business Overview
We are a leading global provider of security products and services, fire detection and suppression products and services and life safety products. We utilize our extensive global footprint of over 1,100 locations, including manufacturing facilities, service and distribution centers, monitoring centers and sales offices, to provide solutions and localized expertise to our global customer base. We provide an extensive range of product and service offerings to over 3 million customers in more than 100 countries through multiple channels. Our revenues are broadly diversified across the United States and Canada (collectively “North America”); Central America and South America (collectively “Latin America”); Europe, the Middle East, and Africa (collectively “EMEA”) and the Asia-Pacific geographic areas. The following chart reflects our net revenue by geographic area for the six months ended March 28, 2014.

Six Months Ended
 March 28, 2014
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
Results of Operations
Consolidated financial information is as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net revenue	$2,487	$2,474	$4,989	$4,945
Net revenue growth	0.5%	N/A	0.9%	N/A
Organic revenue growth	1.6%	N/A	1.4%	N/A
Operating income	$248	$95	$590	$307
Operating margin	10.0%	3.8%	11.8%	6.2%
Interest income	$3	$3	$6	$7
Interest expense	(25)	(25)	(49)	(49)
Other expense, net	(1)	(20)	(2)	(29)
Income tax expense	(37)	2	(107)	(33)
Equity loss in earnings of unconsolidated subsidiaries	(5)	(6)	(9)	(12)
Income from continuing operations attributable to Tyco common shareholders	183	51	427	191
Net Revenue
Net revenue for the quarter ended March 28, 2014 increased by $13 million, or 0.5%, to $2,487 million as compared to net revenue of $2,474 million for the quarter ended March 29, 2013. On an organic basis, net revenue grew by $39 million, or 1.6%, year over year, primarily as a result of revenue growth in our ROW Installation & Services and Global Products segment and to a lesser extent in our NA Installation & Services. Net revenue was favorably impacted by acquisitions of $56 million, or 2.3%, primarily within our ROW Installation & Services and Global Products segments. Changes in foreign currency exchange rates, primarily in our ROW Installation & Services segment, unfavorably impacted net revenue by $45 million, or 1.8%. Net revenue growth was also unfavorably impacted by divestitures of $37 million, or 1.5% in our NA and ROW Installation & Services segments.
Net revenue for the six months ended March 28, 2014 increased by $44 million, or 0.9%, to $4,989 million as compared to net revenue of $4,945 million for the six months ended March 29, 2013. On an organic basis, net revenue grew by $66 million, or 1.4%, year over year, primarily as a result of revenue growth in our ROW Installation & Services and Global Products segment and to a lesser extent in our NA Installation & Services segment. Net revenue was favorably impacted by acquisitions of $118 million, or 2.4%, primarily within our ROW Installation & Services and Global Products segments. Changes in foreign currency exchange rates, primarily in our ROW Installation & Services segment, unfavorably impacted net revenue by $79 million, or 1.6%. Net revenue growth was also unfavorably impacted by divestitures of $61 million, or 1.2% in our NA and ROW Installation & Services segments.
Operating Income
Operating income for the quarter ended March 28, 2014 increased by $153 million, or 161.1%, to $248 million, as compared to operating income of $95 million for the quarter ended March 29, 2013. The increase in operating income was primarily due to the unfavorable impact of a charge of $94 million recorded during the quarter ended March 29, 2013 for environmental activities for our Global Products facility in Marinette, Wisconsin, as discussed in Note 11 to our unaudited Consolidated Finance Statements. Operating income in the current period was favorably impacted by a $21 million insurance recovery related to the improper recording of revenue in China that was disclosed in the fourth quarter of fiscal 2012. In addition, improved operating performance across all segments and the impact of ongoing productivity initiatives and restructuring actions contributed to the higher margin in the current period.

Operating income for the six months ended March 28, 2014 increased by $283 million, or 92.2%, to $590 million, as compared to operating income of $307 million for the six months ended March 29, 2013. In addition to the unfavorable impact of a charge of $100 million in the prior year for environmental activities for our Global Products facility in Marinette, Wisconsin, increased operating income in the current period included the reversal of a compensation reserve of $92 million established in respect of legacy litigation with former management and a settlement with CIT, a former subsidiary, which resulted in a net gain of $16 million. See Note 11 to the unaudited Consolidated Financial Statements for additional information related to the CIT settlement and legacy legal matters. Operating income in the current period was also favorably impacted by the factors noted above for the quarter ended March 28, 2014, partially offset by a $7 million loss on the sale of an investment.
Key items impacting operating income for the quarters and six months ended March 28, 2014 and March 29, 2013, respectively, are as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Legacy legal matters	$—	$—	$(92)	$—
CIT settlement	—	—	(16)	—
Separation costs	16	16	31	34
Loss on sale of investment	—	—	7	—
Restructuring, repositioning and asset impairment charges, net	16	26	25	33
Losses (gains) on divestitures, net	1	9	(2)	6
Environmental remediation costs—Marinette	—	94	—	100
China insurance recovery	(21)	—	(21)	—
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
Interest Income and Expense
Interest income was $3 million for both the quarters ended March 28, 2014 and March 29, 2013. Interest income was $6 million and $7 million for the six months ended March 28, 2014 and March 29, 2013, respectively.
Interest expense was $25 million for both the quarters ended March 28, 2014 and March 29, 2013. Interest expense was $49 million for both the six months ended March 28, 2014 and March 29, 2013.
Other Expense, Net
Significant components of Other expense, net for the quarters and six months ended March 28, 2014 and March 29, 2013 are as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
2012 Tax Sharing Agreement loss (see Note 6 to the unaudited Consolidated Financial Statements)	$(3)	$(20)	$(5)	$(30)
2007 Tax Sharing Agreement loss (see Note 6 to the unaudited Consolidated Financial Statements)	1	—	1	—
Other	1	—	2	1
Total	$(1)	$(20)	$(2)	$(29)

Effective Income Tax Rate
Our effective income tax rate was 16.4% and a benefit of 3.8% during the quarters ended March 28, 2014 and March 29, 2013, respectively. The current period rate represents the Company’s geographic mix of income.  The comparable period was impacted by a non-recurring environmental remediation charge that generated tax benefit in a high tax jurisdiction.
Our effective income tax rate was 19.6% and 14.0% during the six months ended March 28, 2014 and March 29, 2013, respectively. The increase in our effective tax rate was primarily due to a non-recurring reversal of a compensation reserve established in respect of legacy litigation with former management that generated tax expense in a high tax jurisdiction during the current period. The comparable period was impacted by a non-recurring environmental remediation charge that generated tax benefit in a high tax jurisdiction.
The rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as the geographic mix of income before taxes.
Equity Loss in Earnings of Unconsolidated Subsidiaries
Equity loss in earnings of unconsolidated subsidiaries reflects our share of Atkore net loss, which is accounted for under the equity method of accounting. Equity loss in earnings of unconsolidated subsidiaries during the quarters ended March 28, 2014 and March 29, 2013 was $5 million and $6 million, respectively. Equity loss in earnings of unconsolidated subsidiaries during the six months ended March 28, 2014 and March 29, 2013 was $9 million and $12 million, respectively.
On April 9, 2014, the Company announced that Atkore completed the redemption of all of the Company's remaining equity stake in Atkore. See Note 3 to the unaudited Consolidated Financial Statements for additional information.
Segment Results
The following chart reflects our net revenue by operating segment, as well as the percent of net revenue by operating segment, for the quarters and six months ended March 28, 2014 and March 29, 2013, respectively.

The segment discussions that follow describe the significant factors contributing to the changes in results for each of our segments included in continuing operations.
NA Installation & Services
Financial information for NA Installation & Services for the quarters and six months ended March 28, 2014 and March 29, 2013 is as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net revenue	$939	$953	$1,896	$1,929
Net revenue decline	(1.5)%	N/A	(1.7)%	N/A
Organic revenue growth	1.0%	N/A	0.6%	N/A
Operating income	$99	$79	$216	$187
Operating margin	10.5%	8.3%	11.4%	9.7%

Net Revenue
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Second Quarter Fiscal 2014 Compared to Second Quarter Fiscal 2013	Year to Date Fiscal 2014 Compared to Year to Date Fiscal 2013
Organic revenue growth	$9	$11
Acquisitions	5	9
Divestitures	(18)	(36)
Impact of foreign currency	(10)	(17)
Total change	$(14)	$(33)
Net revenue decreased $14 million, or 1.5%, to $939 million for the quarter ended March 28, 2014 as compared to $953 million for the quarter ended March 29, 2013. Net revenue was unfavorably impacted by $18 million, or 1.9%, due to the divestiture of our North America guarding business in the third quarter of fiscal 2013. Changes in foreign currency exchange rates unfavorably impacted net revenue by $10 million, or 1.0%. Organic revenue growth was driven by increased service revenue growth in our North America fire business partially offset by declines in the North America security business as a result of project selectivity. The impact of acquisitions was $5 million, or 0.5%, due to the acquisition of Westfire in the first quarter of fiscal 2014.
Net revenue decreased $33 million, or 1.7% to $1,896 million for the six months ended March 28, 2014 as compared to $1,929 million for the six months ended March 29, 2013. Net revenue was unfavorably impacted by $36 million, or 1.9%, due to the divestiture of our North America guarding business in the third quarter of fiscal 2013. Changes in foreign currency exchange rates unfavorably impacted net revenue by $17 million, or 0.9%. Organic revenue growth was driven by increased service revenue growth in our North America fire business partially offset by a decline in revenue in the North America security business as a result of project selectivity. The impact of acquisitions was $9 million, or 0.5%, due to the acquisition of Westfire in the first quarter of fiscal 2014.
Operating Income
Operating income for the quarter ended March 28, 2014 increased $20 million, or 25.3%, to $99 million, as compared to operating income of $79 million for the quarter ended March 29, 2013. This increase is primarily due to a higher mix of service revenue in our North America fire business, efficiencies gained through improved installation execution and project selectivity in the North America security business, and savings from restructuring activities.
Operating income for the six months ended March 28, 2014 increased $29 million, or 15.5%, to $216 million, as compared to operating income of $187 million for the six months ended March 29, 2013. This increase is primarily due to a higher mix of service revenue in our North America fire business, efficiencies gained through improved installation execution and project selectivity in the North America security business and savings from restructuring activities.

Key items impacting operating income for the quarters and six months ended March 28, 2014 and March 29, 2013, respectively, are as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Separation costs	$15	$16	$29	$28
Restructuring, repositioning and asset impairment charges, net	3	6	1	6
Losses on divestitures, net	—	3	—	3
ROW Installation & Services
Financial information for ROW Installation & Services for the quarters and six months ended March 28, 2014 and March 29, 2013 is as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net revenue	$943	$943	$1,923	$1,904
Net revenue growth	—%	N/A	1.0%	N/A
Organic revenue growth	1.8%	N/A	1.5%	N/A
Operating income	$103	$77	$196	$168
Operating margin	10.9%	8.2%	10.2%	8.8%
Net Revenue
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Second Quarter Fiscal 2014 Compared to Second Quarter Fiscal 2013	Year to Date Fiscal 2014 Compared to Year to Date Fiscal 2013
Organic revenue growth	$17	$29
Acquisitions	34	72
Divestitures	(20)	(27)
Impact of foreign currency	(31)	(55)
Total change	$—	$19
Net revenue was unchanged for the quarter ended March 28, 2014 as compared to the quarter ended March 29, 2013. Organic revenue growth was driven by an increase in both service and installation revenue, primarily in Asia and our growth markets, partially offset by declines primarily in our Pacific region. The impact of acquisitions was $34 million, or 3.6%, primarily due to acquisitions within the United Kingdom, Asia and the Pacific region during fiscal 2013 and within our growth markets during fiscal 2014. Changes in foreign currency exchange rates unfavorably impacted net revenue by $31 million, or 3.3%. Net revenue was unfavorably impacted by $20 million, or 2.1%, primarily due to the divestiture of our Armourguard business in New Zealand and fire and security business in Fiji in the first quarter of fiscal 2014.
Net revenue increased $19 million, or 1.0%, to $1,923 million for the six months ended March 28, 2014 as compared to $1,904 million for the six months ended March 29, 2013. Organic revenue growth was driven by an increase in both service and installation revenue, primarily in Asia and our growth markets, partially offset by declines in our Pacific region. The impact of acquisitions was $72 million, or 3.8%, primarily due to acquisitions within the United Kingdom, Asia and the Pacific region during fiscal 2013 and within our growth markets during fiscal 2014. Changes in foreign currency exchange rates unfavorably impacted net revenue by $55 million, or 2.9%. Net revenue was unfavorably impacted by $27 million, or 1.4%, primarily due to the divestiture of our Armourguard business in New Zealand and fire and security business in Fiji in the first quarter of fiscal 2014.

Operating Income
Operating income for the quarter ended March 28, 2014 increased $26 million, or 33.8%, to $103 million as compared to operating income of $77 million for the quarter ended March 29, 2013. Operating income for the quarter ended March 28, 2014 was favorably impacted by a $21 million insurance recovery related to the previously disclosed improper recording of revenue in China, a decrease in restructuring charges and the benefit of ongoing productivity initiatives, partially offset by weakness in Australia.
Operating income for the six months ended March 28, 2014 increased $28 million, or 16.7%, to $196 million as compared to operating income of $168 million for the six months ended March 29, 2013. Operating income for the six months ended March 28, 2014 was favorably impacted by the $21 million insurance recovery noted above, the benefit of ongoing productivity initiatives and a decrease in restructuring charges, partially offset by weakness in Australia and a loss on the sale of an investment.
Key items impacting operating income for the quarters and six months ended March 28, 2014 and March 29, 2013, respectively, are as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
China insurance recovery	$(21)	$—	$(21)	$—
Loss on sale of investment	—	—	7	—
Restructuring, repositioning and asset impairment charges, net	4	13	4	17
Global Products
Financial information for Global Products for the quarters and six months ended March 28, 2014 and March 29, 2013 is as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net revenue	$605	$578	$1,170	$1,112
Net revenue growth	4.7%	N/A	5.2%	N/A
Organic revenue growth	2.2%	N/A	2.3%	N/A
Operating income	$107	$—	$193	$74
Operating margin	17.7%	—%	16.5%	6.7%
Net Revenue
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Second Quarter Fiscal 2014 Compared to Second Quarter Fiscal 2013	Year to Date Fiscal 2014 Compared to Year to Date Fiscal 2013
Organic revenue growth	$13	$26
Acquisitions	17	37
Impact of foreign currency	(4)	(7)
Other	1	2
Total change	$27	$58

Net revenue increased $27 million, or 4.7%, to $605 million for the quarter ended March 28, 2014 as compared to $578 million for the quarter ended March 29, 2013. Organic revenue growth was driven by growth within our fire and security products businesses. This was partially offset by a decline in our life safety business due to the delayed approval of new standards for self-contained breathing apparatuses. Approval of these new standards was received in late March 2014. Net revenue also increased $17 million, or 2.9%, due to an acquisition within our security products business during fiscal 2013.
Net revenue increased $58 million, or 5.2%, to $1,170 million for the six months ended March 28, 2014 as compared to $1,112 million for the six months ended March 29, 2013. Organic revenue growth was driven by an increase within our fire and security products businesses, partially offset by a decline in our life safety business due to the delayed approval mentioned above. Net revenue also increased $37 million, or 3.3%, due to an acquisition within our security products business during fiscal 2013.
Operating Income
Operating income for the quarter ended March 28, 2014 increased to $107 million, compared to the prior period. The increase was driven by the unfavorable impact of an environmental remediation charge recorded in the comparable period coupled with net revenue growth for the quarter ended March 28, 2014, partially offset by additional investments in research and development and sales and marketing costs.
Operating income for the six months ended March 28, 2014 increased $119 million, or 160.8%, to $193 million, as compared to operating income of $74 million for the six months ended March 29, 2013. The increase was driven by net revenue growth for the six months ended March 28, 2014 and the unfavorable impact of an environmental remediation charge recorded in the comparable period, partially offset by additional investments in research and development and sales and marketing costs.
Key items impacting operating income for the quarters and six months ended March 28, 2014 and March 29, 2013, respectively, are as follows:

	For the Quarter Ended		For the Six Months Ended
($ in millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Restructuring, repositioning and asset impairment charges, net	$2	$3	$6	$5
Environmental remediation costs - Marinette	—	94	—	100
Corporate and Other
Corporate expense was $61 million for both quarters ended March 28, 2014 and March 29, 2013.
Corporate was a net expense of $15 million for the six months ended March 28, 2014 as compared to net expense of $122 million for the six months ended March 29, 2013. The decrease in Corporate net expense was primarily due to the reversal of a compensation reserve of $92 million established in respect of legacy litigation with former management and a settlement with CIT, a former subsidiary, which resulted in a net gain of $16 million, in addition to benefits achieved from previous restructuring activities. See Note 11 to the unaudited Consolidated Financial Statements for additional information related to our CIT settlement and legacy legal matters.
Key items included in corporate expense for the quarters and six months ended March 28, 2014 and March 29, 2013, respectively, are as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Legacy legal matters	$—	$—	$(92)	$—
CIT settlement	—	—	(16)	—
Restructuring, repositioning and asset impairment charges, net	7	4	14	5
Separation costs	1	—	2	6
Losses (gain) on divestitures, net	—	5	(3)	2

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
As of March 28, 2014 and September 27, 2013, our cash and cash equivalents, total debt and Tyco shareholders' equity are as follows:

	As of
($ in millions)	March 28, 2014	September 27, 2013
Cash and cash equivalents	$495	$563
Total debt	1,462	1,463
Total Tyco shareholders' equity	5,031	5,098
Total debt as a % of total capital (1)	22.5%	22.3%

(1) Total capital represents the aggregate amount of total debt and total Tyco Shareholders' equity which was $6,493 million and $6,561 million as of March 28, 2014 and September 27, 2013, respectively.
Sources and uses of cash
Our cash flows from operating, investing and financing from continuing operations for the six months ended March 28, 2014 and March 29, 2013 are summarized below:

	For the Six Months Ended
($ in millions)	March 28, 2014	March 29, 2013
Net cash provided by operating activities	$355	$146
Net cash used in investing activities	(92)	(270)
Net cash used in financing activities	(315)	(287)
Cash flow from operating activities
Cash flow from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for items such as restructuring activities, pension funding, income taxes and other items impact reported cash flow.

The net change in working capital decreased operating cash flow by $291 million in the six months ended March 28, 2014. The significant changes in working capital included a $222 million decrease in accrued and other liabilities, a $48 million decrease in accounts payable, a $29 million increase in prepaid expenses and other current assets, a $24 million increase in inventories, partially offset by a $35 million decrease in accounts receivable.
The net change in working capital decreased operating cash flow by $295 million in the six months ended March 29, 2013. The significant changes in working capital included a $195 million decrease in accrued and other liabilities, an $87 million decrease in accounts payable, a $33 million increase in inventories, partially offset by a $34 million decrease in prepaid expenses and other current assets.
During the six months ended March 28, 2014 and March 29, 2013, we paid approximately $42 million and $41 million respectively, in cash related to restructuring activities. See Note 4 to our unaudited Consolidated Financial Statements for further information regarding our restructuring activities.
In connection with the 2012 Separation, we paid $31 million and $142 million in separation costs during the six months ended March 28, 2014 and March 29, 2013, respectively.
During the six months ended March 28, 2014 and March 29, 2013, we made asbestos payments of $7 million and received asbestos recoveries net of payments of $50 million, respectively.
During the six months ended March 28, 2014 and March 29, 2013, we made environmental remediation payments related to environmental remediation activities for a facility located in Marinette, Wisconsin, of $54 million and $13 million, respectively.
During the six months ended March 28, 2014 and March 29, 2013, we made required contributions of $7 million and $2 million, respectively, to our U.S. pension plans and $16 million and $23 million, respectively, to our non-U.S. pension plans. We anticipate that we will contribute at least the minimum required to our pension plans in 2014 of $25 million for our U.S. plans and $28 million for our non-U.S. plans.
Income taxes paid, net of refunds, related to continuing operations were $47 million and $75 million during the six months ended March 28, 2014 and March 29, 2013, respectively.
Net interest paid related to continuing operations were $43 million and $40 million for the six months ended March 28, 2014 and March 29, 2013, respectively.
Cash flow from investing activities
Cash flows related to investing activities consist primarily of cash used for capital expenditures, acquisitions, proceeds derived from divestitures of businesses, assets and the purchase and sales and maturities of investments.
We made capital expenditures of $135 million and $140 million for the six months ended March 28, 2014 and March 29, 2013, respectively. The level of capital expenditures in fiscal 2014 is expected to exceed the spending levels in fiscal 2013 and is also expected to exceed depreciation expense.
During the six months ended March 28, 2014, we paid cash for acquisitions included in continuing operations totaling $54 million, net of $1 million cash acquired, which related to an acquisition included in our NA Installation & Services and ROW Installation & Services segments. During the six months ended March 29, 2013, we paid cash for acquisitions included in continuing operations totaling $38 million which primarily related to an acquisition in our NA Installation & Services segment.
We maintain captive insurance companies to manage certain of our insurable liabilities. The captive insurance companies hold certain investment accounts for the purposes of providing collateral for our insurable liabilities. During the six months ended March 28, 2014, our captive insurance companies made net sales of approximately $101 million. During the six months ended March 29, 2013, our captive insurance companies made net purchases of approximately $80 million.
Cash flow from financing activities
Cash flows from financing activities relate primarily to proceeds received from incurring debt, and cash used to repay debt, repurchase stock and make dividend payments to shareholders.
During the six months ended March 28, 2014, TIFSA issued commercial paper, for which the net proceeds were used to settle certain legacy environmental obligations, fund an acquisition, and for other general corporate purposes. As of March 28, 2014 and September 27, 2013, TIFSA had no commercial paper outstanding. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $1 billion as of March 28, 2014.

As of March 28, 2014 there were no amounts drawn under the Company's revolving credit facility.
Pursuant to our share repurchase program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved trading plan in accordance with applicable regulations. During the six months ended March 28, 2014, we repurchased approximately 7 million common shares for approximately $250 million. In March 2014, the Company’s Board of Directors authorized an additional $1.75 billion of share repurchases. The total amount outstanding under open share repurchases plans was approximately $2 billion. During the six months ended March 29, 2013, we repurchased approximately 7 million common shares for approximately $200 million.
On March 5, 2014, our shareholders approved a cash dividend of $0.72 per common share payable to shareholders in four quarterly installments of $0.18 in May 2014, August 2014, November 2014 and February 2015. During the six months ended March 28, 2014 and March 29, 2013, we paid cash dividends of approximately $148 million and $140 million, respectively.
Management believes that cash generated by or available to us should be sufficient to fund our capital and operational business needs for the foreseeable future, including capital expenditures, quarterly dividend payments, share repurchases, separation-related and other expenses.
Commitments and Contingencies
For a detailed discussion of contingencies related to tax and litigation matters, see Notes 6 and 11 to our unaudited Consolidated Financial Statements.
Backlog
We had a backlog of unfilled orders of $5,035 million and $4,842 million as of March 28, 2014 and September 27, 2013, respectively.
The Company's backlog includes recurring revenue-in-force and long-term deferred revenue for upfront fees from its NA and ROW Installation & Services segments. Revenue-in-force represents 12 months' revenue associated with monitoring and maintenance services under contract in the security and fire business. Backlog by segment was as follows ($ in millions):

	NA Installation & Services	ROW Installation & Services	Global Products	Total
As of September 27, 2013
Backlog	$908	$969	$196	$2,073
Recurring revenue in force	1,239	1,194	—	2,433
Deferred revenue	296	40	—	336
Total Backlog	$2,443	$2,203	$196	$4,842
As of March 28, 2014
Backlog	$927	$1,126	$244	$2,297
Recurring revenue in force	1,243	1,175	—	2,418
Deferred revenue	280	40	—	320
Total Backlog	$2,450	$2,341	$244	$5,035
Backlog increased $193 million, or 4.0%, to $5,035 million as of March 28, 2014 compared to $4,842 million as of September 27, 2013. The net increase in backlog was driven by increases in our ROW Installation & Services segment as a result of growth in installation backlog, primarily in Europe and Asia, as well as increases in our Global Products segment across all three product platforms. Changes in foreign currency unfavorably impacted backlog by $58 million, or 1.2%.
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
Quarter Ended March 28, 2014

	Net Revenue for the Quarter Ended March 29, 2013	Base Year Adjustments Divestitures / Other (2)	Adjusted Fiscal 2013 Base Revenue	Foreign Currency	Acquisitions	Organic Revenue(1)	Organic Growth Percentage	Net Revenue for the Quarter Ended March 28, 2014
	($ in millions)
NA Installation & Services	$953	$(18)	$935	$(10)	$5	$9	1.0%	$939
ROW Installation & Services	943	(20)	923	(31)	34	17	1.8%	943
Global Products	578	1	579	(4)	17	13	2.2%	605
Total Net Revenue	$2,474	$(37)	$2,437	$(45)	$56	$39	1.6%	$2,487
_______________________________________________________________________________

(1)	Organic revenue growth percentage based on adjusted fiscal 2013 base revenue.

(2)	Amounts include the transfer of a business from NA Installation and Services to Global Products.

Six Months Ended March 28, 2014

	Net Revenue for the Six Months Ended March 29, 2013	Base Year Adjustments Divestitures / Other(2)	Adjusted Fiscal 2013 Base Revenue	Foreign Currency	Acquisitions	Organic Revenue(1)	Organic Growth Percentage	Net Revenue for the Six Months Ended March 28, 2014
	($ in millions)
NA Installation & Services	$1,929	$(36)	$1,893	$(17)	$9	$11	0.6%	$1,896
ROW Installation & Services	1,904	(27)	1,877	(55)	72	29	1.5%	1,923
Global Products	1,112	2	1,114	(7)	37	26	2.3%	1,170
Total Net Revenue	$4,945	$(61)	$4,884	$(79)	$118	$66	1.4%	$4,989

(1)	Organic revenue growth percentage based on adjusted fiscal 2013 base revenue.

(2)	Amounts include the transfer of a business from NA Installation and Services to Global Products.

Forward-Looking Information
Certain statements in this report are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. In many cases forward-looking statements are identified by words, and variations of words, such as “anticipate,” “estimate,” “believe,” “commit,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “positioned,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and other similar words. However, the absence of these words does not mean that the statements are not forward-looking. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the SEC, or in Tyco's communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to future events, including sales, earnings, cash flows, operating and tax efficiencies, product expansion, backlog, the consummation and benefits of acquisitions and divestitures, as well as financings and repurchases of debt or equity securities, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward-looking statements include, among other things:

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from our exposure discussed in the 2013 Form 10-K. In order to manage the volatility relating to our more significant market risks, we may enter into forward foreign currency exchange contracts, interest rate swaps and commodity swaps. As of and during the six months ended March 28, 2014, the Company did not hold or enter into any commodity derivative instruments or interest rate swaps.
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
Item 4.    Controls and Procedures
The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined under Rule 13a-15 of the Securities and Exchange Act (the Exchange Act)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 28, 2014, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the quarter ended March 28, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
With respect to Mr. Kozlowski, in the first quarter of fiscal 2014, the parties signed an agreement resolving all outstanding disputes, with Mr. Kozlowski agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements, including the Key Employee Loan Program, alleged to have existed between him and the Company. As a result, in the first quarter of fiscal 2014, the Company reversed the net liability of approximately $92 million which was recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations for the amounts allegedly due to him. Additionally, Tyco will be entitled to a portion of the proceeds, if any, from the future sale of certain assets owned by Mr. Kozlowski, the timing and amount of which is uncertain at this time.
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
Environmental Matters
Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of March 28, 2014, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $38 million to $87 million. As of March 28, 2014, Tyco concluded that the best estimate within this range is approximately $51 million, of which $28 million is included in Accrued and other current liabilities and $23 million is included in Other liabilities in the Company's Consolidated Balance Sheet.
The majority of the liabilities described above relate to ongoing remediation efforts at a facility in the Company's Global Products segment located in Marinette, Wisconsin, which the Company acquired in 1990 in connection with its acquisition of, among other things, the Ansul product line. Prior to Tyco's acquisition, Ansul manufactured arsenic-based agricultural herbicides at the Marinette facility, which resulted in significant arsenic contamination of soil and groundwater on the Marinette site and in parts of the adjoining Menominee River. Ansul has been engaged in ongoing remediation efforts at the Marinette site since 1990, and in February 2009 entered into an Administrative Consent Order (the "Consent Order") with the U.S. Environmental Protection Agency to address the presence of arsenic at the Marinette site. Under this agreement, Ansul's principal obligations are to contain the arsenic contamination on the site, pump and treat on-site groundwater, dredge, treat and properly dispose of contaminated sediments in the adjoining river areas, and monitor contamination levels on an ongoing basis. Activities completed under the Consent Order since 2009 include the installation of a subsurface barrier wall around the facility to contain contaminated groundwater, the installation of a groundwater extraction and treatment system and the dredging and offsite disposal of treated river sediment. As of March 28, 2014, the Company concluded that its remaining remediation and monitoring costs related to the Marinette facility were in the range of approximately $27 million to $61 million. The Company's best estimate within that range is approximately $38 million, of which $24 million is included in Accrued and other current liabilities and $14 million is included in Other liabilities in the Company's Consolidated Balance Sheet. During the quarters ended March 28, 2014 and March 29, 2013, the Company recorded nil and $94 million in Selling, general and administrative expenses in the Consolidated Statement of Operations, respectively. During the six months ended March 28, 2014 and March 29, 2013, the Company recorded nil and $100 million, respectively, in Selling, general and administrative expenses in the Consolidated Statement of Operations. Although the Company has recorded its best estimate of the costs that it will incur to remediate and monitor the arsenic contamination at the Marinette facility, it is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows.
Asbestos Matters
The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos containing components manufactured by third parties. Each case typically names between dozens to hundreds of corporate defendants. While the Company has observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. The Company's historical strategy has been to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, the Company cannot predict the extent to which it will be successful in resolving lawsuits in the future. In addition, the Company continues to assess its strategy for resolving asbestos claims. Due to the number of claims and limited amount of assets held by Yarway Corporation ("Yarway"), one of the Company's indirect subsidiaries, on April 22, 2013 Yarway filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. As a result of this filing, all asbestos claims against Yarway have been stayed pending confirmation of a plan of reorganization by the Bankruptcy Court. Yarway's goal is to negotiate, obtain approval of, and consummate a plan of reorganization that establishes an appropriately funded trust to provide for the fair and equitable payment of legitimate current and future Yarway asbestos claims, accompanied by appropriate injunctive relief permanently protecting Yarway and certain other protected parties from any further asbestos claims arising from products manufactured, sold, and/or distributed by Yarway. Upon confirmation of such plan of reorganization, the Company expects to deconsolidate Yarway and to settle intercompany accounts, including approximately $100 million in intercompany liabilities. As a result of filing the voluntary petition during the third quarter of fiscal 2013, the Company recorded an expected loss upon deconsolidation of $10 million related to the Yarway bankruptcy petition. Since filing for bankruptcy protection, Yarway has negotiated with representatives of the committees representing current and future asbestos claimants, but has been unable to agree on a plan of reorganization acceptable to all parties. We believe that certain claims made by the asbestos claimants are without merit and the Company intends to vigorously defend itself. There can be no assurance that an unfavorable outcome in the Bankruptcy Court would not have a material adverse effect on the Company's results of operations, financial condition or liquidity.
As of March 28, 2014, the Company has determined that there were approximately 5,300 claims pending against it, its subsidiaries or entities for which the Company has assumed responsibility in connection with acquisitions and divestitures. This amount reflects the Company's current estimate of the number of viable claims made against such entities and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants, are duplicative of other actions or for which the Company is indemnified.
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
As of March 28, 2014, the Company's estimated net liability of $163 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $315 million, and separately as an asset for insurance recoveries of $152 million. The Company believes that its asbestos related liabilities and insurance related assets as of March 28, 2014 are appropriate. Similarly, as of September 27, 2013, the Company's estimated net liability of $169 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $321 million, and separately as an asset for insurance recoveries of $152 million.
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
Other Matters
During the fourth quarter of fiscal 2012, Tyco disclosed the improper recording of revenue in the Company's ROW Installation & Services segment related to security contracts in China. The Company pursued collection under its insurance policy and during the quarter ended March 28, 2014, the Company recorded a $21 million insurance recovery within the ROW Installation & Services segment as a result of a settlement with the insurance carrier. The insurance recovery was recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations.
During the first quarter of fiscal 2014, Tyco settled a tax dispute with its former subsidiary, CIT. Under the terms of the settlement agreement, Tyco received $60 million during the quarter ended December 27, 2013 which is subject to the terms and conditions of the 2007 Tax Sharing Agreement. As a result, the Company recorded a $16 million gain in Selling, general and administrative expenses in the Consolidated Statement of Operations and established payables of $25 million and $19 million due to Covidien and TE Connectivity, respectively, as of December 27, 2013. The Company paid these amounts to Covidien and TE Connectivity during the quarter ended March 28, 2014.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
3/1/2014 - 3/28/2014	13,325	$43.87	—	$1,999,853,144
The Company acquired shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. Approximately 13,000 shares were acquired in these vesting-related transactions outside of the share repurchase program during the quarter ended March 28, 2014. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. On March 3, 2014, the Board of Directors approved an additional $1.75 billion in share repurchases. As of March 28, 2014, approximately $2 billion in share repurchase authority remained outstanding.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.
Item 6.   Exhibits

Exhibit Number	Exhibit
2.1
Stock Purchase Agreement, dated as of March 2, 2014, by and among Siren Investment, L.L.C., Tyco Far East Holdings Ltd., and Tyco International Ltd. (incorporated by reference to Exhibit 2.1 to Tyco International Ltd. current report on Form 8-K filed on March 4, 2014).

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
101
Financial statements from the quarterly report on Form 10-Q of Tyco International Ltd. for the quarter ended March 28, 2014 formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:	/s/ ARUN NAYAR
Arun Nayar Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 25, 2014