Form 10-Q
period 2014-06-27
TYCO INTERNATIONAL LTD
filed 2014-07-25
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The number of common shares outstanding as of July 21, 2014 was 443,512,971.

TYCO INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
    TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Revenue from product sales	$1,621	$1,484	$4,553	$4,319
Service revenue	1,041	1,053	3,083	3,144
Net revenue	2,662	2,537	7,636	7,463
Cost of product sales	1,106	1,000	3,108	2,956
Cost of services	572	606	1,725	1,813
Selling, general and administrative expenses	671	712	1,878	2,129
Separation costs (see Note 2)	—	4	1	9
Restructuring and asset impairment charges, net (see Note 4)	17	53	27	82
Operating income	296	162	897	474
Interest income	4	6	10	13
Interest expense	(24)	(26)	(73)	(75)
Other expense, net	—	(1)	(2)	(30)
Income from continuing operations before income taxes	276	141	832	382
Income tax expense	(55)	(23)	(164)	(56)
Equity gain (loss) in earnings of unconsolidated subsidiaries	215	(6)	206	(18)
Income from continuing operations	436	112	874	308
Income from discontinued operations, net of income taxes	1,016	23	1,057	62
Net income	1,452	135	1,931	370
Less: noncontrolling interest in subsidiaries net income	2	—	4	—
Net income attributable to Tyco common shareholders	$1,450	$135	$1,927	$370
Amounts attributable to Tyco common shareholders:
Income from continuing operations	$434	$112	$870	$308
Income from discontinued operations	1,016	23	1,057	62
Net income attributable to Tyco common shareholders	$1,450	$135	$1,927	$370
Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.95	$0.24	$1.89	$0.66
Income from discontinued operations	2.22	0.05	2.29	0.14
Net income attributable to Tyco common shareholders	$3.17	$0.29	$4.18	$0.80
Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.93	$0.24	$1.85	$0.65
Income from discontinued operations	2.18	0.04	2.26	0.13
Net income attributable to Tyco common shareholders	$3.11	$0.28	$4.11	$0.78
Weighted average number of shares outstanding:
Basic	458	463	461	465
Diluted	466	471	469	473
   See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in millions)

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net income	$1,452	$135	$1,931	$370
Other comprehensive income (loss), net of tax:
Foreign currency translation	28	(134)	(24)	(225)
Defined benefit and post retirement plans	9	5	16	14
Unrealized gain on marketable securities and derivative instruments	—	(1)	—	—
Total other comprehensive income (loss), net of tax	37	(130)	(8)	(211)
Comprehensive income	1,489	5	1,923	159
Less: comprehensive income attributable to noncontrolling interests	2	—	4	—
Comprehensive income attributable to Tyco common shareholders	$1,487	$5	$1,919	$159
   See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except per share data)

	June 27, 2014	September 27, 2013
Assets
Current Assets:
Cash and cash equivalents	$1,912	$563
Accounts receivable, less allowance for doubtful accounts of $80 for both periods	1,739	1,704
Inventories	650	645
Prepaid expenses and other current assets	1,141	839
Deferred income taxes	250	250
Assets held for sale	27	856
Total Current Assets	5,719	4,857
Property, plant and equipment, net	1,283	1,284
Goodwill	4,212	4,162
Intangible assets, net	765	791
Other assets	797	1,082
Total Assets	$12,776	$12,176
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$20	$20
Accounts payable	851	848
Accrued and other current liabilities	1,962	1,852
Deferred revenue	411	393
Liabilities held for sale	15	236
Total Current Liabilities	3,259	3,349
Long-term debt	1,443	1,443
Deferred revenue	344	370
Other liabilities	1,689	1,881
Total Liabilities	6,735	7,043
Commitments and Contingencies (see Note 11)
Redeemable noncontrolling interest	13	12
Tyco Shareholders' Equity:
Common shares CHF 0.50 par value, 825,222,070 shares authorized, 486,363,050 shares issued as of both June 27, 2014 and September 27, 2013	208	208
Common shares held in treasury, 37,062,978 and 22,902,706 shares as of June 27, 2014 and September 27, 2013, respectively	(1,513)	(912)
Contributed surplus	3,340	3,754
Accumulated earnings	4,962	3,035
Accumulated other comprehensive loss	(995)	(987)
Total Tyco Shareholders' Equity	6,002	5,098
Nonredeemable noncontrolling interest	26	23
Total Equity	6,028	5,121
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$12,776	$12,176
   See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	For the Nine Months Ended
	June 27, 2014	June 28, 2013
Cash Flows From Operating Activities:
Net income attributable to Tyco common shareholders	$1,927	$370
Noncontrolling interest in subsidiaries net income	4	—
Income from discontinued operations, net of income taxes	(1,057)	(62)
Income from continuing operations	874	308
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	270	284
Non-cash compensation expense	48	47
Deferred income taxes	85	(52)
Provision for losses on accounts receivable and inventory	31	52
Legacy legal matters (see Note 11)	(92)	—
(Gain) loss on divestitures	(2)	10
(Gain) loss on investments	(214)	14
Other non-cash items	20	64
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(39)	(32)
Contracts in progress	(49)	(13)
Inventories	(13)	(71)
Prepaid expenses and other current assets	(35)	73
Accounts payable	15	(44)
Accrued and other liabilities	(360)	(231)
Deferred revenue	(13)	(1)
Other	(6)	(48)
Net cash provided by operating activities	520	360
Net cash provided by discontinued operating activities	100	117
Cash Flows From Investing Activities:
Capital expenditures	(210)	(205)
Proceeds from disposal of assets	7	4
Acquisition of businesses, net of cash acquired	(63)	(75)
Acquisition of dealer generated customer accounts and bulk account purchases	(20)	(14)
Sales and maturities of investments	283	103
Purchases of investments	(332)	(182)
Sale of equity investment	250	—
Other	2	6
Net cash used in investing activities	(83)	(363)
Net cash provided by (used in) discontinued investing activities	1,789	(82)
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	830	380
Repayment of short-term debt	(831)	(391)
Proceeds from exercise of share options	79	125
Dividends paid	(231)	(214)
Repurchase of common shares by treasury	(806)	(300)
Transfer from discontinued operations	1,889	65
Other	(10)	(35)
Net cash provided by (used in) financing activities	920	(370)
Net cash used in discontinued financing activities	(1,889)	(65)
Effect of currency translation on cash	(8)	(16)
Net increase (decrease) in cash and cash equivalents	1,349	(419)
Less: net decrease in cash and cash equivalents related to discontinued operations	—	(30)
Cash and cash equivalents at beginning of period	563	844
Cash and cash equivalents at end of period	$1,912	$455
See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the Nine Months Ended June 27, 2014 and June 28, 2013
(in millions)

	Number of Common Shares	Common Shares at Par Value	Treasury Shares	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Tyco Shareholders' Equity	Nonredeemable Noncontrolling Interest	Total Equity
Balance as of September 28, 2012	462	$2,792	$(1,094)	$1,763	$2,499	$(966)	$4,994	$16	$5,010
Comprehensive income:
Net income					370		370		370
Other comprehensive loss, net of tax						(211)	(211)		(211)
Reallocation of share capital to contributed surplus		(2,584)		2,584			—		—
Dividends declared				(297)			(297)		(297)
Shares issued from treasury for vesting of share based equity awards	11		459	(334)			125		125
Repurchase of common shares	(10)		(300)				(300)		(300)
Compensation expense				47			47		47
Other	(1)		(35)	14			(21)	(1)	(22)
Balance as of June 28, 2013	462	$208	$(970)	$3,777	$2,869	$(1,177)	$4,707	$15	$4,722

	Number of Common Shares	Common Shares at Par Value	Treasury Shares	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Tyco Shareholders' Equity	Nonredeemable Noncontrolling Interest	Total Equity
Balance as of September 27, 2013	463	$208	$(912)	$3,754	$3,035	$(987)	$5,098	$23	$5,121
Comprehensive income:
Net income					1,927		1,927	3	1,930
Other comprehensive loss, net of tax						(8)	(8)		(8)
Dividends declared				(325)			(325)		(325)
Shares issued from treasury for vesting of share based equity awards	6		215	(137)			78		78
Repurchase of common shares	(20)		(806)				(806)		(806)
Compensation expense				48			48		48
Other			(10)				(10)		(10)
Balance as of June 27, 2014	449	$208	$(1,513)	$3,340	$4,962	$(995)	$6,002	$26	$6,028
   See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation—The Consolidated Financial Statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim period. The unaudited Consolidated Financial Statements include the consolidated results of Tyco International Ltd., a corporation organized under the laws of Switzerland, and its subsidiaries (Tyco and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Tyco"). The unaudited Consolidated Financial Statements have been prepared in United States dollars ("USD") and in accordance with the instructions to Form 10-Q under the Securities and Exchange Act of 1934, as amended. The results reported in these unaudited Consolidated Financial Statements should not be taken as indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes which have been recast to reflect the South Korean security business ("ADT Korea") as a discontinued operation contained within the Company's Current Report on Form 8-K dated May 16, 2014.
References to 2014 and 2013 are to Tyco's fiscal quarters ending June 27, 2014 and June 28, 2013, respectively, unless otherwise indicated.
The Company has a 52 or 53-week fiscal year that ends on the last Friday in September. Fiscal years 2014 and 2013 are both 52-week years.
Change of Jurisdiction - On May 30, 2014, Tyco entered into a Merger Agreement ("Merger Agreement") with Tyco International plc, a newly-formed Irish public limited company and a wholly-owned subsidiary of Tyco ("Tyco Ireland"). Under the Merger Agreement, Tyco will merge with and into Tyco Ireland, with Tyco Ireland being the surviving company. This Merger will result in Tyco Ireland becoming Tyco's publicly-traded parent company and change the jurisdiction of organization of Tyco from Switzerland to Ireland. Tyco's shareholders are expected to receive one ordinary share of Tyco Ireland for each common share of Tyco held immediately prior to the Merger. Upon completion of the Merger, Tyco Ireland is expected to conduct, through its subsidiaries, the same businesses as conducted by Tyco before the Merger. The Merger is subject to certain conditions including shareholder approval at the special general meeting of shareholders expected to be held in September 2014.
Reclassifications - Certain prior period amounts have been reclassified to conform with current period presentation. Specifically, the Company has reclassified its ADT Korea business to income from discontinued operations in the Consolidated Statements of Operations and to assets and liabilities held for sale within the Consolidated Balance Sheets as it satisfied the criteria to be presented as a discontinued operation. The Company completed the sale of the ADT Korea business on May 22, 2014. See Note 3.
In addition, the Company has reclassified several businesses in the Rest of World ("ROW") Installation & Services segment to income from discontinued operations and to assets and liabilities held for sale as they satisfied the criteria to be presented as discontinued operations. The Company expects to complete the sale of these businesses during the next twelve months. See Note 3.
Recently Adopted Accounting Pronouncements - In January 2013, the Financial Accounting Standards Board (FASB) issued authoritative guidance clarifying the scope of disclosures about offsetting assets and liabilities. The guidance clarifies that the scope of the disclosures applies to derivatives accounted for in accordance with authoritative guidance for derivatives and hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that either offset or are subject to an enforceable master netting agreement or similar agreement. The guidance is applied retrospectively and became effective for Tyco in the first quarter of fiscal 2014. The adoption of this guidance did not have a material impact on the Company's disclosures.
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

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

disclosures under U.S. GAAP that provide additional detail about those amounts. The guidance became effective for Tyco in the first quarter of fiscal 2014 and additional disclosures are provided in Note 13.
Recently Issued Accounting Pronouncements - In March 2013, the FASB issued authoritative guidance to resolve diversity in practice on the accounting for the cumulative translation adjustment ("CTA") when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The guidance requires that the parent release any CTA into net income when the parent ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity which results in a substantially complete liquidation of the foreign entity; when the sale of an investment in a foreign entity results in the loss of a controlling financial interest; or where an acquirer obtains control of an acquiree in which it had an equity interest immediately before the acquisition date. The guidance does not change the requirement to release a pro rata portion of the CTA into net income upon a partial sale of an equity method investment that is a foreign entity. The guidance will be effective for Tyco in the first quarter of fiscal 2015, with early adoption permitted. The Company is currently assessing the timing of its adoption along with what impact, if any, the guidance will have upon adoption.
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
In May 2014, the FASB issued authoritative guidance for revenue from contracts with customers, which provides a single comprehensive revenue recognition model to apply in determining how and when to recognize revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. When applying the new revenue model to contracts with customers the guidance requires five steps to be applied, which include: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures, which are more comprehensive than existing revenue standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow. This guidance will be effective for Tyco in the first fiscal quarter of 2018, with early adoption not permitted. The Company is currently assessing the impact the guidance will have upon adoption.
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

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with activities taken to complete the 2012 Separation and to create the revised organizational structure of the Company, the Company incurred pre-tax charges ("Separation Charges") of $12 million and $19 million during the quarters ended June 27, 2014 and June 28, 2013, respectively, and $44 million and $51 million for the nine months ended June 27, 2014 and June 28, 2013, respectively. The amounts presented within discontinued operations are costs directly related to the 2012 Separation that are not expected to provide a future benefit to the Company. The components of the Separation Charges incurred within continuing operations and discontinued operations consisted of the following ($ in millions):

	For the Quarter Ended June 27, 2014			For the Quarter Ended June 28, 2013
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Professional fees	$—	$—	$—	$3	$(1)	$2
Information technology related costs	3	—	3	3	(2)	1
Employee compensation costs	—	1	1	3	—	3
Marketing costs	7	—	7	8	—	8
Other	1	—	1	5	—	5
Total pre-tax separation charges (income)	11	1	12	22	(3)	19
Tax-related separation charges	9	—	9	2	—	2
Tax benefit on pre-tax separation charges	—	—	—	(3)	—	(3)
Total separation charges (income), net of tax	$20	$1	$21	$21	$(3)	$18

	For the Nine Months Ended June 27, 2014			For the Nine Months Ended June 28, 2013
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Professional fees	$2	$—	$2	$3	$3	$6
Information technology related costs	9	—	9	7	—	7
Employee compensation costs	—	2	2	3	2	5
Marketing costs	27	—	27	35	—	35
Other	4	—	4	8	(10)	(2)
Total pre-tax separation charges (income)	42	2	44	56	(5)	51
Tax-related separation charges	9	—	9	6	—	6
Tax benefit on pre-tax separation charges	(11)	—	(11)	(5)	—	(5)
Total separation charges (income), net of tax	$40	$2	$42	$57	$(5)	$52
Pre-tax Separation Charges were classified in continuing operations within the Company's Consolidated Statement of Operations as follows ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Selling, general and administrative expenses	$11	$18	$41	$47
Separation costs	—	4	1	9
Total	$11	$22	$42	$56

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    Divestitures
The Company continually assesses the strategic fit of its various businesses and from time to time divests businesses which do not align with its long-term strategy.
Fiscal 2014
The Company intends to sell several businesses in the ROW Installation and Services segment. The businesses are accounted for as held for sale on the Consolidated Balance Sheets as of June 27, 2014 and September 27, 2013, and their results of operations have been presented as discontinued operations on the Consolidated Statements of Operations during the quarters and nine months ended June 27, 2014 and June 28, 2013. During the quarter ended June 27, 2014, the Company recorded a $1 million impairment loss related to writing down the net assets to their fair value.
On May 22, 2014, the Company, together with its wholly-owned subsidiary Tyco Far East Holdings Ltd. (the “Seller”) completed the sale of Tyco Fire & Security Services Korea Co. Ltd. and its subsidiaries that form and operate the Company’s ADT Korea business to an affiliate of The Carlyle Group pursuant to a stock purchase agreement previously reported in the Company's Current Report on Form 8-K filed with the SEC on March 4, 2014. The transaction took the form of a sale by the Seller of all of the stock of Tyco Fire & Security Services Korea Co. Ltd. for an aggregate purchase price of $1.93 billion, subject to customary adjustments as set forth in the stock purchase agreement. The Company recognized a gain of $1.0 billion, net of a $212 million charge related to the indemnification at fair value for certain tax related matters borne by the buyer that are probable of being paid. The net gain was recorded in income from discontinued operations, net of income taxes, on the Consolidated Statements of Operations for the quarter and nine months ended June 27, 2014. This business was accounted for as held for sale on the Consolidated Balance Sheets as of September 27, 2013, and its results of operations have been presented within discontinued operations on the Consolidated Statements of Operations during the quarters and nine months ended June 27, 2014 and June 28, 2013.
On March 6, 2014, the Company announced Atkore International Group Inc.'s (“Atkore”) intention to redeem all of the Company’s remaining common equity stake in Atkore. The redemption was completed on April 9, 2014 for aggregate cash proceeds of $250 million. This amount may be adjusted upward by up to $25 million if, prior to December 31, 2014, there is a sale or merger of Atkore, a sale of substantially all of Atkore's assets or an initial public offering of Atkore's stock. The Company recognized a net gain of $216 million related to this transaction, which is included in Equity gain (loss) in earnings of unconsolidated subsidiaries in the Consolidated Statement of Operations for the quarter and nine months ended June 27, 2014. The net gain is comprised of a $227 million gain on the sale of the equity investment, partially offset by an $11 million loss, which is the Company's share of loss on Atkore's debt extinguishment undertaken in connection with the redemption.
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
Fiscal 2013
On September 28, 2012, Tyco completed the 2012 Separation. See Note 2 for additional information. At the time of the 2012 Separation, the Company used available information to develop its best estimates for certain assets and liabilities related to the transaction. In limited instances, final determination of the balances will be made in subsequent periods, such as in the case of when final income tax returns are filed in certain jurisdictions where those returns include a combination of Tyco, ADT and/or Tyco Flow Control legal entities. During the quarter ended June 28, 2013, a net increase of $59 million was recorded within the Consolidated Statement of Shareholders' Equity as Other, primarily related to a cash true-up adjustment from Pentair. During the nine months ended June 28, 2013, a net increase of $14 million was recorded within the Consolidated Statement of Shareholders' Equity as Other, primarily related to a cash true-up adjustment received from Pentair as discussed, partially offset by a cash true-up adjustment paid to ADT during the first quarter of fiscal 2013. During the nine months ended June 27, 2014, there were no adjustments recorded within the Consolidated Statement of Shareholders' Equity related to the 2012 Separation.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of income from discontinued operations, net of income taxes are as follows ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net revenue	$85	$141	$390	$423
Pre-tax income from discontinued operations	9	26	61	73
Pre-tax separation (charges) income included within discontinued operations (See Note 2)	(1)	3	(2)	5
Pre-tax gain on sale of discontinued operations	1,179	—	1,175	—
Income tax expense	(171)	(6)	(177)	(16)
Income from discontinued operations, net of income taxes	$1,016	$23	$1,057	$62
Balance sheet information for the discontinued operations as of June 27, 2014 and September 27, 2013 was as follows ($ in millions):

	As of
	June 27, 2014	September 27, 2013
Accounts receivable, net	$11	$34
Inventories	2	10
Prepaid expenses and other current assets	12	22
Property, plant and equipment, net	—	393
Goodwill and intangible assets, net	—	370
Other assets	2	27
Total assets	$27	$856
Accounts payable	3	52
Accrued and other current liabilities	11	66
Other liabilities	1	118
Total liabilities	$15	$236
Divestiture (Losses) Gains, Net
For the quarter and nine months ended June 27, 2014, the Company recorded a net loss of $1 million and net gain of $2 million, respectively, in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations, primarily related to a favorable court judgment regarding a divested business.
For the quarter and nine months ended June 28, 2013, the Company recorded a net loss of $4 million and $10 million, respectively, in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations. The net loss for the quarter ended June 28, 2013 was primarily related to a net charge recorded in respect of a legacy environmental remediation obligation of a divested business. The net loss for the nine months ended June 28, 2013 also included a net indemnification loss related to the divestiture of the Company's Electrical and Metal Products business (Atkore) as well as the write-down to fair value, less cost to sell, of the North America guarding business that was held for sale in the second quarter of fiscal 2013 and subsequently divested in the third quarter of fiscal 2013.
4.    Restructuring and Asset Impairment Charges, Net
During the third quarter of fiscal 2014, the Company identified and pursued opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across the Company's businesses. The Company expects to incur restructuring and restructuring related charges in the range of $50 million to $75 million in fiscal 2014, which does not include repositioning charges as described below.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded restructuring and asset impairment charges by action as follows ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
2014 actions	$19	$—	$28	$—
2013 actions	(2)	51	—	72
2012 and prior actions	—	2	(1)	10
Total	$17	$53	$27	$82

2014 Actions

Restructuring and asset impairment charges, net, during the quarter and nine months ended June 27, 2014 related to the 2014 actions are as follows ($ in millions):

	For the Quarter Ended June 27, 2014
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Installation & Services	$7	$—	$7
ROW Installation & Services	7	3	10
Global Products	2	—	2
Total	$16	$3	$19

	For the Nine Months Ended June 27, 2014
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Installation & Services	$10	$—	$10
ROW Installation & Services	12	3	15
Global Products	3	—	3
Total	$25	$3	$28
The rollforward of the reserves from September 27, 2013 to June 27, 2014 is as follows ($ in millions):

Balance as of September 27, 2013	$—
Charges	28
Utilization	(6)
Balance as of June 27, 2014	$22

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2013 Actions
Restructuring and asset impairment charges, net, during the quarters and nine months ended June 27, 2014 and June 28, 2013 related to the 2013 actions are as follows ($ in millions):

For the Quarter Ended June 27, 2014
Employee Severance and Benefits
NA Installation & Services	$(1)
ROW Installation & Services	(2)
Global Products	$1
Total	$(2)

	For the Quarter Ended June 28, 2013
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Installation & Services	$17	$(1)	$16
ROW Installation & Services	30	1	31
Global Products	2	2	4
Total	$49	$2	$51

	For the Nine Months Ended June 27, 2014
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Installation & Services	$(2)	$1	$(1)
ROW Installation & Services	(5)	—	(5)
Global Products	5	1	6
Total	$(2)	$2	$—

	For the Nine Months Ended June 28, 2013
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Installation & Services	$21	$1	$22
ROW Installation & Services	39	2	41
Global Products	6	2	8
Corporate and Other	1	—	1
Total	$67	$5	$72

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring and asset impairment charges, net, incurred cumulative to date from initiation of the 2013 actions are as follows ($ in millions):

	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Installation & Services	$32	$2	$34
ROW Installation & Services	41	4	45
Global Products	14	3	17
Corporate and Other	3	—	3
Total	$90	$9	$99
The rollforward of the reserves from September 27, 2013 to June 27, 2014 is as follows ($ in millions):

Balance as of September 27, 2013	$68
Charges	11
Reversals	(11)
Utilization	(34)
Balance as of June 27, 2014	$34
Restructuring reserves for businesses that are included within Liabilities held for sale on the Consolidated Balance Sheets are excluded from the table above. See Note 3.
2012 and prior actions
The Company continues to maintain restructuring reserves related to actions initiated prior to fiscal 2012. The total amount of these reserves was $44 million and $62 million as of June 27, 2014 and September 27, 2013, respectively. The Company incurred $1 million and $2 million of restructuring charges, $1 million and nil of reversals and utilized $3 million and $9 million for the quarters ended June 27, 2014 and June 28, 2013, respectively. The Company incurred $6 million and $13 million of restructuring charges, $7 million and $3 million of restructuring reversals and utilized $17 million and $45 million for the nine months ended June 27, 2014 and June 28, 2013, respectively, related to 2012 and prior actions. The aggregate remaining reserves primarily relate to facility exit costs for long-term non-cancelable lease obligations primarily within the Company's ROW Installation & Services segment.
Total Restructuring Reserves
As of June 27, 2014 and September 27, 2013, restructuring reserves related to all actions were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	As of
	June 27, 2014	September 27, 2013
Accrued and other current liabilities	$84	$112
Other liabilities	16	18
Total	$100	$130
Restructuring reserves for businesses that are included within Liabilities held for sale on the Consolidated Balance Sheets are excluded from the table above. See Note 3.
Repositioning
The Company has initiated certain global actions designed to reduce its cost structure and improve future profitability by streamlining operations and better aligning functions, which the Company refers to as repositioning actions. These actions may or may not lead to a future restructuring action. During the quarter and nine months ended June 27, 2014, the Company recorded repositioning charges of $13 million and $28 million, respectively, primarily related to professional fees which have been reflected in Selling, general and administrative expenses in the Consolidated Statements of Operations. During the

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

quarter and nine months ended June 28, 2013, the Company recorded repositioning charges of $5 million and $9 million, respectively.
5.    Acquisitions
Acquisitions
During the quarter ended June 27, 2014, cash paid for acquisitions included in continuing operations totaled $9 million, which is related to an acquisition within the Company's ROW Installation & Services segment.
During the nine months ended June 27, 2014, total consideration included in continuing operations was $67 million, which in addition to the acquisition within the ROW Installation & Services segment described above, is comprised of $54 million of cash paid, net of $1 million cash acquired, and $2 million of contingent consideration for the acquisition of Westfire, Inc. ("Westfire") on November 8, 2013. Westfire, a fire protection services company with operations in the United States, Chile and Peru, provides critical special-hazard suppression and detection applications in mining, telecommunications and other vertical markets and is being integrated with the NA Installation & Services and ROW Installation & Services segments.
During the quarter ended June 28, 2013, cash paid for acquisitions included in continuing operations totaled $37 million which is related to an acquisition within the Company's ROW Installation & Services segment. During the nine months ended June 28, 2013, cash paid for acquisitions included in continuing operations totaled $75 million net of $3 million cash acquired, which is related to acquisitions within the Company's NA Installation & Services and ROW Installation & Services segments.
Acquisition and Integration Related Costs
Acquisition and integration costs are expensed as incurred. During the quarter and nine months ended June 27, 2014, the Company incurred acquisition and integration costs of $1 million and $2 million, respectively. During the quarter and nine months ended June 28, 2013, the Company incurred acquisition and integration costs of $1 million and $2 million, respectively. Such costs are recorded in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations.
6.    Income Taxes
Tyco did not have a significant change to its unrecognized tax benefits during the quarter ended June 27, 2014.
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
At each balance sheet date, the Company evaluates whether it is more likely than not that Tyco's deferred tax assets will be realized and if sufficient future taxable income will be available by assessing current period and projected operating results and other pertinent data. As of June 27, 2014, Tyco recorded deferred tax assets of approximately $211 million, which is comprised of $2.2 billion gross deferred tax assets net of $2.0 billion valuation allowances.
Tax Sharing Agreement and Other Income Tax Matters
In connection with the 2012 and 2007 Separations, Tyco entered into the 2012 and 2007 Tax Sharing Agreements, respectively, that govern the respective rights, responsibilities, and obligations of (i) Tyco, Pentair and ADT after the

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Tyco and its subsidiaries' income tax returns are examined periodically by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments. The issues and proposed adjustments related to such years are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement, and Tyco's liabilities under the 2007 Tax Sharing Agreement are further subject to the sharing provisions in the 2012 Tax Sharing Agreement. Tyco has previously disclosed that in connection with U.S. federal tax audits, the IRS has raised a number of issues and proposed tax adjustments for periods beginning with the 1997 tax year. Although Tyco has been able to resolve substantially all of the issues and adjustments proposed by the IRS for tax years through 2007, it has not been able to resolve matters related to the treatment of certain intercompany debt transactions during the period. As a result, on June 20, 2013, Tyco received Notices of Deficiency from the IRS asserting that several of Tyco's former U.S. subsidiaries owe additional taxes of $883.3 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries as they existed at that time. In addition, Tyco received Final Partnership Administrative Adjustments for certain U.S. partnerships owned by former U.S. subsidiaries with respect to which an additional tax deficiency of approximately $30 million has been asserted. These amounts exclude interest and do not reflect the impact on subsequent periods if the IRS position described below is ultimately proved correct.
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

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During the quarter ended June 27, 2014, Tyco made a net cash payment of $155 million to Covidien under the terms of the 2007 Tax Sharing Agreement. The cash exchanged was a reimbursement between the parties for various payments made to the IRS for federal income taxes related to the audit of fiscal years 2005 through 2007.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The receivables and liabilities related to the 2012 and 2007 Tax Sharing Agreements as of June 27, 2014 and September 27, 2013, are as follows ($ in millions):

	2012 Tax Sharing Agreement		2007 Tax Sharing Agreement
	As of		As of
	June 27, 2014	September 27, 2013	June 27, 2014	September 27, 2013
Tax sharing agreement related receivables:
Prepaid expenses and other current assets	$—	$—	$13	$—
Other assets	—	—	35	67
	—	—	48	67
Tax sharing agreement related liabilities:
Accrued and other current liabilities	—	(33)	(21)	(130)
Other liabilities	(66)	(36)	(194)	(254)
	(66)	(69)	(215)	(384)
Net liability	$(66)	$(69)	$(167)	$(317)

Tyco recorded amounts in conjunction with the 2012 and 2007 Tax Sharing Agreements within Other expense, net in the Consolidated Statements of Operations for the quarters and nine months ended June 27, 2014 and June 28, 2013 as follows ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
(Loss) income
2012 Tax Sharing Agreement	$—	$(1)	$(5)	$(31)
2007 Tax Sharing Agreement	—	—	1	—
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
During the quarter ended June 27, 2014, Tyco incurred a charge of nil to make payments to ADT and Pentair based on estimated allowable deductions for ADT and Pentair shares issued to Company employees. During the nine months ended June 27, 2014, Tyco incurred a charge of $6 million to make payments to ADT and Pentair based on estimated allowable deductions for ADT and Pentair shares issued to Company employees, offset by income of $1 million to be received from ADT and Pentair for Company shares issued to their employees, resulting in a net impact of approximately $5 million.
During the quarter and nine months ended June 28, 2013, Tyco incurred a charge of $1 million and $35 million, respectively, to make payments to ADT and Pentair based on estimated allowable deductions for ADT and Pentair shares issued to Company employees, offset by income of nil and $4 million, respectively, to be received from ADT and Pentair for Company shares issued to their employees, resulting in a net impact of approximately $1 million and $31 million, respectively, which was recorded in Other (expense) income, net within Tyco's Consolidated Statement of Operations.
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

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

disposed of. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.
7.    Earnings Per Share
The reconciliations between basic and diluted earnings per share attributable to Tyco common shareholders are as follows (in millions, except per share data):

	For the Quarter Ended June 27, 2014			For the Quarter Ended June 28, 2013
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$434	458	$0.95	$112	463	$0.24
Share options and restricted share awards	—	8		—	8
Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations attributable to Tyco common shareholders, giving effect to dilutive adjustments	$434	466	$0.93	$112	471	$0.24

	For the Nine Months Ended June 27, 2014			For the Nine Months Ended June 28, 2013
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$870	461	$1.89	$308	465	$0.66
Share options and restricted share awards	—	8		—	8
Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations attributable to Tyco common shareholders, giving effect to dilutive adjustments	$870	469	$1.85	$308	473	$0.65

The computation of diluted earnings per share for the quarter and nine months ended June 27, 2014 excludes the effect of the potential exercise of share options to purchase approximately 2 million shares for both periods and excludes restricted stock units of approximately 1 million and 2 million shares, respectively, for the quarter and nine months ended June 27, 2014 because the effect would be anti-dilutive.
The computation of diluted earnings per share for the quarter and nine months ended June 28, 2013 excludes the effect of the potential exercise of share options to purchase approximately 4 million and 5 million shares, respectively and excludes restricted stock units of 1 million shares for both periods because the effect would be anti-dilutive.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by segment are as follows ($ in millions):

	NA Installation & Services	ROW Installation & Services	Global Products	Total
As of September 28, 2012
Gross goodwill	$2,127	$1,972	$1,696	$5,795
Impairments	(126)	(1,068)	(567)	(1,761)
Carrying amount of goodwill	2,001	904	1,129	4,034
Acquisitions/Purchase accounting adjustments	24	42	90	156
Transfers	(39)	—	39	—
Currency translation	(8)	(19)	(1)	(28)
As of September 27, 2013
Gross goodwill	$2,104	$1,995	$1,824	$5,923
Impairments	(126)	(1,068)	(567)	(1,761)
Carrying amount of goodwill	1,978	927	1,257	4,162
Acquisitions/Purchase accounting adjustments	9	17	2	28
Currency translation	(6)	28	—	22
As of June 27, 2014
Gross goodwill	$2,107	$2,040	$1,826	$5,973
Impairments	(126)	(1,068)	(567)	(1,761)
Carrying amount of goodwill	$1,981	$972	$1,259	$4,212
The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets as of June 27, 2014 and September 27, 2013 ($ in millions):

	As of
	June 27, 2014		September 27, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$1,465	$1,155	$1,420	$1,101
Intellectual property	623	487	623	477
Other	40	19	40	13
Total	$2,128	$1,661	$2,083	$1,591
Non-Amortizable:
Intellectual property	$222		$223
Franchise rights	76		76
Total	$298		$299
Intangible asset amortization expense for the quarters ended June 27, 2014 and June 28, 2013 was $23 million and $22 million, respectively. Intangible asset amortization expense for the nine months ended June 27, 2014 and June 28, 2013 was $70 million and $72 million, respectively.
The estimated aggregate amortization expense on intangible assets is expected to be approximately $23 million for the remainder of 2014, $75 million for 2015, $69 million for 2016, $61 million for 2017, and $239 million for 2018 and thereafter.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    Debt
Debt as of June 27, 2014 and September 27, 2013 is as follows ($ in millions):

	As of
	June 27, 2014	September 27, 2013
3.375% public notes due 2015	$258	$258
3.75% public notes due 2018	67	67
8.5% public notes due 2019	364	364
7.0% public notes due 2019	246	246
6.875% public notes due 2021	465	466
4.625% public notes due 2023	42	42
Other(1)	21	20
Total debt	1,463	1,463
Less current portion	20	20
Long-term debt	$1,443	$1,443
_______________________________________________________________________________

(1)	$20 million of the amount shown as Other as of both June 27, 2014 and September 27, 2013 represents the current portion of the Company's total debt.
Fair Value
The carrying amount of Tyco's debt subject to the fair value disclosure requirements as of both June 27, 2014 and September 27, 2013 was $1,443 million. The Company has determined the fair value of such debt to be $1,684 million and $1,676 million as of June 27, 2014 and September 27, 2013, respectively. The Company utilizes various valuation methodologies to determine the fair value of its debt, which is primarily dependent on the type of market in which the Company's debt is traded. When available, the Company uses quoted market prices to determine the fair value of its debt that is traded in active markets. As of June 27, 2014 and September 27, 2013, the Company's debt, all of which is actively traded and subject to the fair value disclosure requirements, is classified as Level 1 in the fair value hierarchy.
Commercial paper
From time to time Tyco International Finance S.A. ("TIFSA") may issue commercial paper for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued on a private placement basis under the commercial paper program is $1 billion as of June 27, 2014. As of June 27, 2014 and September 27, 2013, TIFSA had no commercial paper outstanding.
Credit Facilities
The Company's committed revolving credit facility totaled $1 billion as of June 27, 2014. This revolving credit facility may be used for working capital, capital expenditures and general corporate purposes. As of June 27, 2014 and September 27, 2013 there were no amounts drawn under the Company's revolving credit facility. Interest under the revolving credit facility is variable and is calculated by reference to LIBOR or an alternate base rate.
10.    Financial Instruments
The Company's financial instruments consist primarily of cash and cash equivalents, time deposits, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, time deposits, accounts receivable, and accounts payable approximated book value as of June 27, 2014 and September 27, 2013. The fair value of derivative financial instruments was not material to any of the periods presented. See below for the fair value of investments and Note 9 for the fair value of debt.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Instruments
In the normal course of business, Tyco is exposed to market risk arising from changes in currency exchange rates, interest rates and commodity prices. The Company may use derivative financial instruments to manage exposures to foreign currency, interest rate and commodity risks. The Company's objective for utilizing derivative financial instruments is to manage these risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company does not use derivative financial instruments for trading or speculative purposes. As of and during the nine months ended June 27, 2014, the Company did not hold or enter into any commodity derivative instruments or interest rate swaps.
For derivative instruments that are designated and qualified as hedging instruments for accounting purposes, the Company documents and links the relationships between the hedging instruments and hedged items. The Company also assesses and documents at the hedge's inception whether the derivatives used in hedging transactions are effective in offsetting changes in fair values associated with the hedged items. For the quarters and nine months ended June 27, 2014 and June 28, 2013, the Company did not have any derivative instruments that were designated and qualified as hedging instrument for accounting purposes.
Foreign Currency Exposures
The Company manages foreign currency exchange rate risk through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact and potential variability in cash flows associated with intercompany loans, accounts receivable, accounts payable and forecasted transactions that are denominated in certain foreign currencies. The fair value of these derivative financial instruments and impact of such changes in the fair value was not material to the Consolidated Balance Sheets as of June 27, 2014 and September 27, 2013 or Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the quarters and nine months ended June 27, 2014 and June 28, 2013. As of June 27, 2014 and September 27, 2013, the total gross notional amount of the Company's foreign exchange contracts was $423 million and $278 million, respectively, including contracts of $25 million and $60 million, respectively, related to the ADT Korea business.
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
Investments
Investments primarily include marketable securities such as U.S. government obligations, U.S. government agency securities and corporate debt securities, and time deposits with banks.
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
During the nine months ended June 27, 2014, the Company liquidated its portfolio of corporate and U.S. Government debt securities. The Company recorded a $1 million gain on the sale of investments during both the quarter and nine months ended June 27, 2014 related to this liquidation. During the quarter ended June 27, 2014, the Company purchased time deposits, and as of June 27, 2014, the Company held time deposits of $277 million, which are recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheet.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets Measured at Fair Value on a Recurring Basis
The following table presents the Company's hierarchy for its assets measured at fair value on a recurring basis as of June 27, 2014 and September 27, 2013:

				Consolidated Balance Sheet Classification
	As of June 27, 2014			Prepaids and Other Current Assets	Other Assets
($ in millions)	Level 1	Level 2	Total
Investment assets:
Time deposits	$277	$—	$277	$277	$—

				Consolidated Balance Sheet Classification
	As of September 27, 2013			Prepaids and Other Current Assets	Other Assets
($ in millions)	Level 1	Level 2	Total
Available-for-sale securities:
Corporate debt securities	$—	$34	$34	$11	$23
U.S. Government debt securities	171	38	$209	89	120
Total	$171	$72	$243	$100	$143
During the quarter and nine months ended June 27, 2014, the Company did not have any significant transfers between levels within the fair value hierarchy.
Other
In addition to the gain related to the liquidation of our investment portfolio as described above, the nine months ended June 27, 2014 also included a $7 million loss on the sale of an investment related to the Company's ROW Installation & Services business.
Additionally, the Company had $1.5 billion and $1.4 billion of intercompany loans designated as permanent in nature as of June 27, 2014 and September 27, 2013, respectively. For the quarters ended June 27, 2014 and June 28, 2013, the Company recorded $3 million and $25 million of a cumulative translation loss, respectively, through accumulated other comprehensive loss related to these loans.
For the nine months ended June 27, 2014 and June 28, 2013, the Company recorded $1 million of cumulative translation gain and $87 million of cumulative translation loss, respectively, through accumulated other comprehensive loss related to these loans.
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
With respect to Mr. Kozlowski, in the first quarter of fiscal 2014, the parties signed an agreement resolving all outstanding disputes with Mr. Kozlowski, and with Mr. Kozlowski agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements, including the Key Employee Loan Program, that were alleged to have existed between him and the Company. As a result, in the first quarter of fiscal 2014, the Company reversed the net liability of approximately $92 million which was recorded in Selling, general and administrative expenses in

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Consolidated Statement of Operations for the amounts allegedly due to him. Additionally, Tyco will be entitled to a portion of the proceeds, if any, from the future sale of certain assets owned by Mr. Kozlowski, the timing and amount of which is uncertain at this time. During the quarter ended June 27, 2014, the Company received a $4 million recovery from the sale of property owned by Mr. Kozlowski, which was recognized as a credit to Selling, general, and administrative expenses.
With respect to Mr. Swartz, on March 3, 2011, the U.S. District Court for the Southern District of New York granted the Company's motion for summary judgment as to liability for its affirmative actions and further ruled that issues related to damages would need to be resolved at trial. During the second quarter of fiscal 2012, the Company reversed a $50 million liability related to Mr. Swartz's pay and benefits due to the expiration of the statute of limitations. On May 15, 2012, Mr. Swartz filed a lawsuit against Tyco in New York state court claiming entitlement to monies under ERISA. The Company removed the case to the U.S. District Court for the Southern District of New York and filed a motion to dismiss Mr. Swartz's claims for multiple reasons, including that the statute of limitations had expired, at the latest, during the second quarter of fiscal 2012. A trial to determine the Company's damages from Mr. Swartz's breaches of fiduciary duty concluded on October 17, 2012. At the conclusion of the trial, the Court ruled that the Company was entitled to recover all monies earned by Mr. Swartz in connection with his employment by Tyco between September 1, 1995 and June 1, 2002. The Company filed a motion requesting the entry of monetary sum certain judgment in conformity with the Court's ruling regarding the time period of disgorgement. The motion also requested interest related to the monies Mr. Swartz was found to have unlawfully taken from the Company. In March 2013, the Court entered an order awarding the Company's request for interest. In connection with Mr. Swartz's affirmative claims against the Company, the Court dismissed all of Mr. Swartz's claims except one claim in which Mr. Swartz contended he was entitled to reimbursement from the Company for taxes he paid in connection with his 2002 Separation Agreement. In July 2013, the parties reached an agreement in principle to resolve the matter, with Mr. Swartz agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements alleged to have existed between him and the Company. Although the parties have reached an agreement in principle, a final settlement agreement has not yet been executed.
Environmental Matters
Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 27, 2014, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $33 million to $82 million. As of June 27, 2014, Tyco concluded that the best estimate within this range is approximately $46 million, of which $22 million is included in Accrued and other current liabilities and $24 million is included in Other liabilities in the Company's Consolidated Balance Sheet.
The majority of the liabilities described above relate to ongoing remediation efforts at a facility in the Company's Global Products segment located in Marinette, Wisconsin, which the Company acquired in 1990 in connection with its acquisition of, among other things, the Ansul product line. Prior to Tyco's acquisition, Ansul manufactured arsenic-based agricultural herbicides at the Marinette facility, which resulted in significant arsenic contamination of soil and groundwater on the Marinette site and in parts of the adjoining Menominee River. Ansul has been engaged in ongoing remediation efforts at the Marinette site since 1990, and in February 2009 entered into an Administrative Consent Order (the "Consent Order") with the U.S. Environmental Protection Agency to address the presence of arsenic at the Marinette site. Under this agreement, Ansul's principal obligations are to contain the arsenic contamination on the site, pump and treat on-site groundwater, dredge, treat and properly dispose of contaminated sediments in the adjoining river areas, and monitor contamination levels on an ongoing basis. Activities completed under the Consent Order since 2009 include the installation of a subsurface barrier wall around the facility to contain contaminated groundwater, the installation of a groundwater extraction and treatment system and the dredging and offsite disposal of treated river sediment. As of June 27, 2014, the Company concluded that its remaining remediation and monitoring costs related to the Marinette facility were in the range of approximately $21 million to $57 million. The Company's best estimate within that range is approximately $33 million, of which $19 million is included in Accrued and other current liabilities and $14 million is included in Other liabilities in the Company's Consolidated Balance Sheet. During the quarters ended June 27, 2014 and June 28, 2013, the Company recorded nil for both periods in Selling, general and administrative expenses in the Consolidated Statement of Operations, respectively. During the nine months ended June 27, 2014 and June 28, 2013, the Company recorded nil and $100 million, respectively in Selling, general and administrative expenses in the Consolidated Statement of Operations. Although the Company has recorded its best estimate of the costs that it will incur to remediate and monitor the arsenic contamination at the Marinette facility, it is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could change the Company's expectations with

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows.
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
As of June 27, 2014, the Company has determined that there were approximately 5,500 claims pending against it, its subsidiaries or entities for which the Company has assumed responsibility in connection with acquisitions and divestitures. This amount reflects the Company's current estimate of the number of viable claims made against such entities and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants, are duplicative of other actions or for which the Company is indemnified.
The Company's estimate of its liability and corresponding insurance recovery for pending and future claims and defense costs is based on the Company's historical claim experience over a look-back period of three years, and estimates of the number and resolution cost of potential future claims that may be filed in the look-forward period of fifteen years. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made in the future during a defined period of time (the look-forward period). On a quarterly basis, Tyco assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition, the Company continues to evaluate its ability to reasonably estimate claim activity beyond the look forward period and may expand this period in the future. In addition to claims and settlement experience, Tyco considers additional qualitative and quantitative factors such as changes in legislation, the legal environment, the Company's defense strategy and health related trends in the overall population of workers potentially exposed to asbestos. Tyco also evaluates the recoverability of its insurance receivable on a quarterly basis. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance receivable is warranted.
As of June 27, 2014, the Company's estimated net liability of $148 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $310 million, and separately as an asset for insurance recoveries of $162 million. The Company believes that its asbestos related liabilities and insurance related assets as of June 27, 2014 are appropriate. Similarly, as of September 27, 2013, the Company's estimated net

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liability of $169 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $321 million, and separately as an asset for insurance recoveries of $152 million.
The net liabilities reflected in the Company's Consolidated Balance Sheet represent the Company's best estimates of probable losses for the look-forward period described above. It is reasonably possible that losses will be incurred for claims made subsequent to such look-forward periods. Although the Company is evaluating its look-forward period, due to the inherent uncertainty in predicting losses beyond 2027, the Company currently is unable to reasonably estimate the amount of losses beyond such period. With respect to claims made against Yarway, the Company is unable to reasonably estimate losses beyond what it has accrued because it is uncertain what the impact of Yarway's reorganization plan under Chapter 11 of the Bankruptcy Code will be on the Company.
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
No payments with respect to these matters would be required until the dispute is definitively resolved, which, based on the experience of other companies, could take several years. Tyco believes that its income tax reserves and the liabilities recorded in the Consolidated Balance Sheet for the tax sharing agreements continue to be appropriate. However, the ultimate resolution of these matters, and the impact of that resolution, are uncertain and could have a material adverse impact on Tyco's financial condition, results of operations and cash flows. In particular, if the IRS is successful in asserting its claim, it would

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

have an adverse impact on interest deductions related to the same intercompany debt in subsequent time periods, totaling approximately $6.6 billion, which is expected to be disallowed by the IRS.
See Note 6 for additional information related to income tax matters.
Other Matters
During the fourth quarter of fiscal 2012, Tyco disclosed the improper recording of revenue in the Company's ROW Installation & Services segment related to security contracts in China. The Company pursued collection under its insurance policy and in the second fiscal quarter of 2014, the Company recorded a $21 million insurance recovery within the ROW Installation & Services segment as a result of a settlement with the insurance carrier. The insurance recovery was recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations.
During the first quarter of fiscal 2014, Tyco settled a tax dispute with its former subsidiary, CIT Group, Inc. ("CIT"). Under the terms of the settlement agreement, Tyco received $60 million during the first quarter of 2014, which was subject to the sharing provisions of the 2007 Tax Sharing Agreement. As a result, the Company recorded a $16 million gain in Selling, general and administrative expenses in the Consolidated Statement of Operations and established payables of $25 million and $19 million due to Covidien and TE Connectivity, respectively, as of December 27, 2013. The Company paid these amounts to Covidien and TE Connectivity during the second fiscal quarter of 2014.
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
12.    Retirement Plans
Defined Benefit Pension Plans—The Company sponsors a number of pension plans. The following disclosures exclude the impact of plans which are immaterial individually and in the aggregate. The net periodic benefit cost for the Company's material U.S. and non-U.S. defined benefit pension plans is as follows ($ in millions):

	U.S. Plans
	For the Quarters Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Service cost	$2	$1	$6	$4
Interest cost	10	8	28	24
Expected return on plan assets	(14)	(12)	(38)	(36)
Amortization of net actuarial loss	3	4	7	11
Net periodic benefit cost	$1	$1	$3	$3

	Non-U.S. Plans
	For the Quarters Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Service cost	$2	$2	$7	$6
Interest cost	13	12	41	38
Expected return on plan assets	(17)	(17)	(55)	(52)
Amortization of net actuarial loss	3	3	9	9
Net periodic benefit cost	$1	$—	$2	$1

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates and to make discretionary voluntary contributions from time to time. The Company anticipates that it will contribute at least the minimum required to its pension plans in fiscal year 2014 of $25 million for U.S. plans and $28 million for non-U.S. plans. During the quarter ended June 27, 2014, the Company made required contributions of $10 million to its U.S. pension plans and $5 million to its non-U.S. pension plans. During the nine months ended June 27, 2014, the Company made required contributions of $17 million to its U.S. pension plans and $20 million to its non-U.S. pension plans.
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
On March 5, 2014, the Company's shareholders approved an annual cash dividend of $0.72 per common share. Payment of the dividend is to be made in four quarterly installments of $0.18 from May 2014 through February 2015. As a result, during the quarter ended March 28, 2014, the Company recorded an accrued dividend of $332 million within Accrued and other current liabilities and a corresponding reduction to Contributed surplus on the Company's Consolidated Balance Sheet. The first installment was paid on May 21, 2014 to shareholders of record on April 25, 2014. The second installment will be paid on August 20, 2014 to shareholders of record on July 25, 2014. The third and fourth installments will be paid in November 2014 and February 2015, respectively.
Share Repurchase Program
The Company's Board of Directors approved a $600 million share repurchase program in January 2013. In March 2014, the Company's Board of Directors authorized an additional $1.75 billion in share repurchases. During the quarter ended June 27, 2014, the Company repurchased a total of approximately 13 million shares for approximately $556 million. During the nine months ended June 27, 2014, the Company repurchased a total of approximately 20 million shares for approximately $806 million. As of June 27, 2014, a total of approximately $1.4 billion in share repurchase authority remained outstanding. Share repurchases reduce the amount of common shares outstanding and decrease the accrued dividend liability on the Consolidated Statement of Stockholders' Equity, as shares repurchased by the Company or its subsidiaries are not entitled to dividends.
Other Comprehensive Income (Loss)

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other comprehensive income (loss) is comprised of the following ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Foreign currency translation	$68	$(135)	$16	$(209)
Liquidation of foreign entities (1)	(40)	1	(40)	(9)
Income tax expense (2)	—	—	—	(7)
Foreign currency translation, net of tax	28	(134)	(24)	(225)
Amortization of net actuarial losses (3)	11	7	21	20
Income tax expense	(2)	(2)	(5)	(6)
Defined benefit and post retirement plans, net of tax	9	5	16	14
Unrealized loss on marketable securities and derivative instruments (4)	(1)	(2)	(1)	(3)
Income tax benefit	1	1	1	3
Unrealized loss on marketable securities and derivative instruments, net of tax	—	(1)	—	—
Other comprehensive income (loss), net of tax	37	(130)	(8)	(211)
Less: Other comprehensive income attributable to noncontrolling interests	2	—	3	—
Other comprehensive income (loss) attributable to Tyco common shareholders	$35	$(130)	$(11)	$(211)
_______________________________________________________________________________

(1) During the nine months ended June 28, 2013, and the quarter ended June 27, 2014, $9 million and $40 million respectively of cumulative translation gains were transferred from foreign currency translation and included in Income from Discontinued Operations in the Consolidated Statements of Operations as a result of the sale of foreign entities.
(2) Income tax expense on the net investment hedge was $7 million for the nine months ended June 28, 2013.
(3) Reclassified to net periodic benefit cost. See Note 12 Retirement Plans for additional information. During the quarter ended June 27, 2014, $5 million of net actuarial losses were transferred from amortization of net actuarial losses and included in Income from discontinued operations in the Consolidated Statements of Operations as a result of the sale of foreign entities.
(4) Reclassified realized gain (loss) on marketable securities and derivative instruments to Other expense, net.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the changes in each component of accumulated other comprehensive loss, net of tax, for the nine months ended June 27, 2014 are as follows ($ in millions):

	Currency Translation Adjustments	Retirement Plans	Accumulated Other Comprehensive Loss
Balance as of September 27, 2013	$(521)	$(466)	$(987)
Other comprehensive loss before reclassifications, net of tax	16	—	16
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(40)	16	(24)
Other comprehensive (loss) income, net of tax	(24)	16	(8)
Balance as of June 27, 2014	$(545)	$(450)	$(995)

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
15.    Consolidated Segment Data
Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. Selected information by segment is presented in the following tables ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net revenue(1):
NA Installation & Services	$968	$966	$2,864	$2,895
ROW Installation & Services	1,001	971	2,909	2,856
Global Products	693	600	1,863	1,712
	$2,662	$2,537	$7,636	$7,463
_______________________________________________________________________________

(1)	Net revenue by operating segment excludes intercompany transactions.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Operating income (loss):
NA Installation & Services	$117	$88	$333	$275
ROW Installation & Services (1)	101	77	308	250
Global Products	136	114	329	188
Corporate and Other (2)	(58)	(117)	(73)	(239)
	$296	$162	$897	$474
_______________________________________________________________________________

(1)
Operating income for the nine months ended June 27, 2014 includes $21 million of an insurance recovery related to the improper recording of revenue in China that was previously disclosed in the fourth quarter of fiscal 2012. See Note 11.

(2)
Operating income for the nine months ended June 27, 2014 includes $96 million of income related to the settlement of a legacy legal matter with former management and $16 million of income related to the CIT settlement. See Note 11.

16.    Inventory
Inventories consisted of the following ($ in millions):

	As of
	June 27, 2014	September 27, 2013
Purchased materials and manufactured parts	$170	$157
Work in process	79	93
Finished goods	401	395
Inventories	$650	$645
Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.
17.    Property, Plant and Equipment
Property, plant and equipment consisted of the following ($ in millions):

	As of
	June 27, 2014	September 27, 2013
Land	$37	$35
Buildings	412	376
Subscriber systems	2,313	2,414
Machinery and equipment	1,269	1,203
Construction in progress	90	67
Accumulated depreciation	(2,838)	(2,811)
Property, plant and equipment, net	$1,283	$1,284
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
In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien, TE Connectivity, ADT and Tyco Flow Control operating entities. In connection with both the 2012 and 2007 Separations, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien, TE Connectivity, ADT or Pentair, as appropriate. To the extent these guarantees were not assigned prior to the Separation dates, Tyco remained as the guarantor, but was typically indemnified by the former subsidiary. The Company's obligations related to the 2012 Separation were $3 million, which were included in Other liabilities on the Company's Consolidated Balance Sheets as of both June 27, 2014 and September 27, 2013, with an offset to Tyco's shareholders' equity on the 2012 Separation date. The Company's obligations related to the 2007 Separation were $3 million, which were included in Other liabilities on the Company's Consolidated Balance Sheets as of both June 27, 2014 and September 27, 2013, with an offset to Tyco's shareholders' equity on the 2007 Separation date.
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
During the quarter ended June 27, 2014, Tyco replaced available for sale investments held as collateral for the Company's insurable liabilities with letters of credit of approximately $137 million. See Note 10 for additional information. The Company had total outstanding letters of credit and bank guarantees of approximately $561 million and $424 million as of June 27, 2014 and September 27, 2013, respectively.
In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

Balance as of September 27, 2013	$31
Warranties issued	5
Changes in estimates	(3)
Settlements	(5)
Balance as of June 27, 2014	$28
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
During the fourth quarter of fiscal 2013, the Company transferred certain investments in subsidiaries from Tyco to TIFSA. There was no impact on the Company’s financial position, results of operations and cash flows as the transactions were entirely among wholly-owned subsidiaries of Tyco. The transactions, which increased TIFSA’s investment in subsidiaries, were among entities under common control and their effects have been reflected as of the beginning of the earliest period presented, which resulted in a net increase to TIFSA’s Equity in net income of subsidiaries of $8 million and $16 million for the quarter and nine months ended June 28, 2013, respectively.

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 27, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$2,662	$—	$2,662
Cost of product sales	—	—	1,106	—	1,106
Cost of services	—	—	572	—	572
Selling, general and administrative expenses	5	1	665	—	671
Restructuring and asset impairment charges, net	—	—	17	—	17
Operating (loss) income	(5)	(1)	302	—	296
Interest income	—	—	4	—	4
Interest expense	—	(23)	(1)	—	(24)
Other (expense) income, net	(1)	—	1	—	—
Equity in net income of subsidiaries	1,468	1,466	—	(2,934)	—
Intercompany interest and fees	(13)	14	4	(5)	—
Income from continuing operations before income taxes	1,449	1,456	310	(2,939)	276
Income tax benefit (expense)	1	(1)	(55)	—	(55)
Equity income in earnings of unconsolidated subsidiaries	—	—	215	—	215
Income from continuing operations	1,450	1,455	470	(2,939)	436
Income from discontinued operations, net of income taxes	—	—	1,011	5	1,016
Net income	1,450	1,455	1,481	(2,934)	1,452
Less: noncontrolling interest in subsidiaries net income	—	—	2	—	2
Net income attributable to Tyco common shareholders	$1,450	$1,455	$1,479	$(2,934)	$1,450

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Quarter Ended June 27, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$1,450	$1,455	$1,481	$(2,934)	$1,452
Other comprehensive income, net of tax
Foreign currency translation	28	—	28	(28)	28
Defined benefit and post retirement plans	9	—	9	(9)	9
Total other comprehensive income, net of tax	37	—	37	(37)	37
Comprehensive income	1,487	1,455	1,518	(2,971)	1,489
Less: comprehensive income attributable to noncontrolling interests	—	—	2	—	2
Comprehensive income attributable to Tyco common shareholders	$1,487	$1,455	$1,516	$(2,971)	$1,487

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 28, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$2,537	$—	$2,537
Cost of product sales	—	—	1,000	—	1,000
Cost of services	—	—	606	—	606
Selling, general and administrative expenses	2	1	709	—	712
Separation costs	—	—	4	—	4
Restructuring and asset impairment charges, net	—	—	53	—	53
Operating (loss) income	(2)	(1)	165	—	162
Interest income	2	—	4	—	6
Interest expense	(1)	(24)	(1)	—	(26)
Other expense, net	(1)	—	—	—	(1)
Equity in net income of subsidiaries	160	128	—	(288)	—
Intercompany interest and fees	(23)	3	20	—	—
Income from continuing operations before income taxes	135	106	188	(288)	141
Income tax expense	—	(2)	(21)	—	(23)
Equity loss in earnings of unconsolidated subsidiaries	—	—	(6)	—	(6)
Income from continuing operations	135	104	161	(288)	112
Income from discontinued operations, net of income taxes	—	—	23	—	23
Net income	135	104	184	(288)	135
Less: noncontrolling interest in subsidiaries net loss	—	—	—	—	—
Net income attributable to Tyco common shareholders	$135	$104	$184	$(288)	$135

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Quarter Ended June 28, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$135	$104	$184	$(288)	$135
Other comprehensive (loss) income, net of tax
Foreign currency translation	(134)	—	(134)	134	(134)
Defined benefit and post retirement plans	5	—	5	(5)	5
Unrealized loss on marketable securities and derivative instruments	(1)	—	(1)	1	(1)
Total other comprehensive loss, net of tax	(130)	—	(130)	130	(130)
Comprehensive income	5	104	54	(158)	5
Less: comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income attributable to Tyco common shareholders	$5	$104	$54	$(158)	$5

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended June 27, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$7,636	$—	$7,636
Cost of product sales	—	—	3,108	—	3,108
Cost of services	—	—	1,725	—	1,725
Selling, general and administrative expenses	(8)	3	1,883	—	1,878
Separation costs	—	—	1	—	1
Restructuring and asset impairment charges, net	—	—	27	—	27
Operating income (loss)	8	(3)	892	—	897
Interest income	—	—	10	—	10
Interest expense	—	(71)	(2)	—	(73)
Other (expense) income, net	(4)	—	2	—	(2)
Equity in net income of subsidiaries	1,935	1,882	—	(3,817)	—
Intercompany interest and fees	(11)	31	(15)	(5)	—
Income from continuing operations before income taxes	1,928	1,839	887	(3,822)	832
Income tax benefit (expense)	1	(1)	(164)	—	(164)
Equity income in earnings of unconsolidated subsidiaries	—	—	206	—	206
Income from continuing operations	1,929	1,838	929	(3,822)	874
(Loss) income from discontinued operations, net of income taxes	(2)	—	1,054	5	1,057
Net income	1,927	1,838	1,983	(3,817)	1,931
Less: noncontrolling interest in subsidiaries net income	—	—	4	—	4
Net income attributable to Tyco common shareholders	$1,927	$1,838	$1,979	$(3,817)	$1,927

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended June 27, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$1,927	$1,838	$1,983	$(3,817)	$1,931
Other comprehensive (loss) income, net of tax
Foreign currency translation	(24)	—	(24)	24	(24)
Defined benefit and post retirement plans	16	—	16	(16)	16
Total other comprehensive loss, net of tax	(8)	—	(8)	8	(8)
Comprehensive income	1,919	1,838	1,975	(3,809)	1,923
Less: comprehensive income attributable to noncontrolling interests	—	—	4	—	4
Comprehensive income attributable to Tyco common shareholders	$1,919	$1,838	$1,971	$(3,809)	$1,919

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended June 28, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$7,463	$—	$7,463
Cost of product sales	—	—	2,956	—	2,956
Cost of services	—	—	1,813	—	1,813
Selling, general and administrative expenses	9	2	2,118	—	2,129
Separation costs	4	—	5	—	9
Restructuring and asset impairment charges, net	—	—	82	—	82
Operating (loss) income	(13)	(2)	489	—	474
Interest income	2	—	11	—	13
Interest expense	(1)	(71)	(3)	—	(75)
Other (expense) income, net	(31)	—	1	—	(30)
Equity in net income of subsidiaries	625	409	—	(1,034)	—
Intercompany interest and fees	(212)	100	112	—	—
Income from continuing operations before income taxes	370	436	610	(1,034)	382
Income tax expense	—	(2)	(54)	—	(56)
Equity loss in earnings of unconsolidated subsidiaries	—	—	(18)	—	(18)
Income from continuing operations	370	434	538	(1,034)	308
Income from discontinued operations, net of income taxes	—	—	62	—	62
Net income	370	434	600	(1,034)	370
Less: noncontrolling interest in subsidiaries net income	—	—	—	—	—
Net income attributable to Tyco common shareholders	$370	$434	$600	$(1,034)	$370

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended June 28, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$370	$434	$600	$(1,034)	$370
Other comprehensive (loss) income, net of tax
Foreign currency translation	(225)	—	(225)	225	(225)
Defined benefit and post retirement plans	14	—	14	(14)	14
Total other comprehensive loss, net of tax	(211)	—	(211)	211	(211)
Comprehensive income	159	434	389	(823)	159
Less: comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income attributable to Tyco common shareholders	$159	$434	$389	$(823)	$159

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 27, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,912	$—	$1,912
Accounts receivable, net	—	—	1,739	—	1,739
Inventories	—	—	650	—	650
Intercompany receivables	22	2,174	7,921	(10,117)	—
Prepaid expenses and other current assets	18	—	1,123	—	1,141
Deferred income taxes	—	—	250	—	250
Assets held for sale	—	—	27	—	27
Total current assets	40	2,174	13,622	(10,117)	5,719
Property, plant and equipment, net	—	—	1,283	—	1,283
Goodwill	—	—	4,212	—	4,212
Intangible assets, net	—	—	765	—	765
Investment in subsidiaries	14,082	16,634	—	(30,716)	—
Intercompany loans receivable	—	1,607	5,339	(6,946)	—
Other assets	38	5	754	—	797
Total Assets	$14,160	$20,420	$25,975	$(47,779)	$12,776
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$—	$20	$—	$20
Accounts payable	—	—	851	—	851
Accrued and other current liabilities	291	34	1,637	—	1,962
Deferred revenue	—	—	411	—	411
Intercompany payables	3,516	4,418	2,183	(10,117)	—
Liabilities held for sale	—	—	15	—	15
Total current liabilities	3,807	4,452	5,117	(10,117)	3,259
Long-term debt	—	1,442	1	—	1,443
Intercompany loans payable	4,079	1,881	986	(6,946)	—
Deferred revenue	—	—	344	—	344
Other liabilities	272	—	1,417	—	1,689
Total Liabilities	8,158	7,775	7,865	(17,063)	6,735
Redeemable noncontrolling interest	—	—	13	—	13
Tyco Shareholders' Equity:
Common shares	208	—	—	—	208
Common shares held in treasury	—	—	(1,513)	—	(1,513)
Other shareholders' equity	5,794	12,645	19,584	(30,716)	7,307
Total Tyco Shareholders' Equity	6,002	12,645	18,071	(30,716)	6,002
Nonredeemable noncontrolling interest	—	—	26	—	26
Total Equity	6,002	12,645	18,097	(30,716)	6,028
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$14,160	$20,420	$25,975	$(47,779)	$12,776

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 27, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$563	$—	$563
Accounts receivable, net	—	—	1,704	—	1,704
Inventories	—	—	645	—	645
Intercompany receivables	22	2,079	7,354	(9,455)	—
Prepaid expenses and other current assets	9	—	830	—	839
Deferred income taxes	—	—	250	—	250
Assets held for sale	—	—	856	—	856
Total current assets	31	2,079	12,202	(9,455)	4,857
Property, plant and equipment, net	—	—	1,284	—	1,284
Goodwill	—	—	4,162	—	4,162
Intangible assets, net	—	—	791	—	791
Investment in subsidiaries	12,826	14,690	—	(27,516)	—
Intercompany loans receivable	—	1,141	5,310	(6,451)	—
Other assets	68	6	1,008	—	1,082
Total Assets	$12,925	$17,916	$24,757	$(43,422)	$12,176
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$—	$20	$—	$20
Accounts payable	1	—	847	—	848
Accrued and other current liabilities	353	23	1,476	—	1,852
Deferred revenue	—	—	393	—	393
Intercompany payables	3,515	3,845	2,095	(9,455)	—
Liabilities held for sale	—	—	236	—	236
Total current liabilities	3,869	3,868	5,067	(9,455)	3,349
Long-term debt	—	1,443	—	—	1,443
Intercompany loans payable	3,660	1,852	939	(6,451)	—
Deferred revenue	—	—	370	—	370
Other liabilities	298	—	1,583	—	1,881
Total Liabilities	7,827	7,163	7,959	(15,906)	7,043
Redeemable noncontrolling interest	—	—	12	—	12
Tyco Shareholders' Equity:
Common shares	208	—	—	—	208
Common shares held in treasury	—	—	(912)	—	(912)
Other shareholders' equity	4,890	10,753	17,675	(27,516)	5,802
Total Tyco Shareholders' Equity	5,098	10,753	16,763	(27,516)	5,098
Nonredeemable noncontrolling interest	—	—	23	—	23
Total Equity	5,098	10,753	16,786	(27,516)	5,121
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$12,925	$17,916	$24,757	$(43,422)	$12,176

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended June 27, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(184)	$455	$249	$—	$520
Net cash provided by discontinued operating activities	—	—	100	—	100
Cash Flows From Investing Activities:
Capital expenditures	—	—	(210)	—	(210)
Proceeds from disposal of assets	—	—	7	—	7
Acquisition of businesses, net of cash acquired	—	—	(63)	—	(63)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	(20)	—	(20)
Net increase in intercompany loans	—	(446)	—	446	—
(Increase) decrease in investment in subsidiaries	(4)	(9)	4	9	—
Sales and maturities of investments	—	—	283	—	283
Purchases of investments	—	—	(332)	—	(332)
Sale of equity investment	—	—	250	—	250
Other	—	—	2	—	2
Net cash used in investing activities	(4)	(455)	(79)	455	(83)
Net cash provided by discontinued investing activities	—	—	1,789	—	1,789
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	—	830	—	—	830
Repayment of short-term debt	—	(830)	(1)	—	(831)
Proceeds from exercise of share options	—	—	79	—	79
Dividends paid	(231)	—	—	—	(231)
Repurchase of common shares by treasury	—	—	(806)	—	(806)
Net intercompany loan borrowings	419	—	27	(446)	—
Increase in equity from parent	—	—	9	(9)	—
Transfer from discontinued operations	—	—	1,889	—	1,889
Other	—	—	(10)	—	(10)
Net cash provided by financing activities	188	—	1,187	(455)	920
Net cash used in discontinued financing activities	—	—	(1,889)	—	(1,889)
Effect of currency translation on cash	—	—	(8)	—	(8)
Net increase in cash and cash equivalents	—	—	1,349	—	1,349
Cash and cash equivalents at beginning of period	—	—	563	—	563
Cash and cash equivalents at end of period	$—	$—	$1,912	$—	$1,912

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended June 28, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(242)	$388	$214	$—	$360
Net cash provided by discontinued operating activities	—	—	117	—	117
Cash Flows From Investing Activities:
Capital expenditures	—	—	(205)	—	(205)
Proceeds from disposal of assets	—	—	4	—	4
Acquisition of businesses, net of cash acquired	—	—	(75)	—	(75)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	(14)	—	(14)
Intercompany dividend from subsidiary	—	32	—	(32)	—
Net increase in intercompany loans	—	(359)	—	359	—
Sales and maturities of investments	—	—	103	—	103
Purchases of investments	—	—	(182)	—	(182)
Other	—	—	6	—	6
Net cash used in investing activities	—	(327)	(363)	327	(363)
Net cash used in discontinued investing activities	—	—	(82)	—	(82)
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	—	380	—	—	380
Repayment of short-term debt	—	(380)	(11)	—	(391)
Proceeds from exercise of share options	—	—	125	—	125
Dividends paid	(214)	—	—	—	(214)
Intercompany dividend to parent	—	—	(32)	32	—
Repurchase of common shares by treasury	—	—	(300)	—	(300)
Net intercompany loan borrowings (repayments)	366	—	(7)	(359)	—
Transfer from (to) discontinued operations	90	(61)	36	—	65
Other	—	—	(35)	—	(35)
Net cash provided by (used in) financing activities	242	(61)	(224)	(327)	(370)
Net cash used in by discontinued financing activities	—	—	(65)	—	(65)
Effect of currency translation on cash	—	—	(16)	—	(16)
Net decrease in cash and cash equivalents	—	—	(419)	—	(419)
Less: net decrease in cash and cash equivalents related to discontinued operations	—	—	(30)	—	(30)
Cash and cash equivalents at beginning of period	—	—	844	—	844
Cash and cash equivalents at end of period	$—	$—	$455	$—	$455

TYCO INTERNATIONAL LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Subsequent Events
Subsequent to June 27, 2014 and through July 22, 2014, the Company repurchased approximately 7 million common shares for approximately $319 million under the share repurchase program.

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
On May 30, 2014, we entered into a Merger Agreement ("Merger Agreement") with Tyco International plc, a newly-formed Irish public limited company and wholly-owned subsidiary of Tyco ("Tyco Ireland"). Under the Merger Agreement, Tyco will merge with and into Tyco Ireland, with Tyco Ireland being the surviving company. This Merger will result in Tyco Ireland becoming Tyco's publicly-traded parent company and change the jurisdiction of organization of Tyco from Switzerland to Ireland. See Note 1 to our unaudited Consolidated Financial Statements for additional information.
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
Certain prior period amounts have been reclassified to conform with current period presentation. Specifically, the Company has reclassified its ADT Korea business and several other ROW Installation & Services businesses to income from discontinued operations in the Consolidated Statements of Operations and to assets and liabilities held for sale within the Consolidated Balance Sheets as they each satisfied the criteria to be presented as discontinued operations. We completed the sale of ADT Korea on May 22, 2014, and we expect to complete the sale of the other identified ROW Installation & Services businesses in the next twelve months. See Note 3 to our unaudited Consolidated Financial Statements for additional information.
Business Overview
We are a leading global provider of security products and services, fire detection and suppression products and services and life safety products. We utilize our extensive global footprint of over 1,100 locations, including manufacturing facilities, service and distribution centers, monitoring centers and sales offices, to provide solutions and localized expertise to our global customer base. We provide an extensive range of product and service offerings to over 3 million customers in more than 100 countries through multiple channels. Our revenues are broadly diversified across the United States and Canada (collectively “North America”); Central America and South America (collectively “Latin America”); Europe, the Middle East, and Africa (collectively “EMEA”) and the Asia-Pacific geographic areas. The following chart reflects our net revenue by geographic area for the nine months ended June 27, 2014.

Nine Months Ended June 27, 2014
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
Results of Operations
Consolidated financial information is as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net revenue	$2,662	$2,537	$7,636	$7,463
Net revenue growth	4.9%	N/A	2.3%	N/A
Organic revenue growth	4.2%	N/A	2.3%	N/A
Operating income	$296	$162	$897	$474
Operating margin	11.1%	6.4%	11.7%	6.4%
Interest income	$4	$6	$10	$13
Interest expense	(24)	(26)	(73)	(75)
Other expense, net	—	(1)	(2)	(30)
Income tax expense	(55)	(23)	(164)	(56)
Equity gain (loss) in earnings of unconsolidated subsidiaries	215	(6)	206	(18)
Income from continuing operations attributable to Tyco common shareholders	434	112	870	308
Net Revenue
Net revenue for the quarter ended June 27, 2014 increased by $125 million, or 4.9%, to $2,662 million as compared to net revenue of $2,537 million for the quarter ended June 28, 2013. On an organic basis, net revenue grew by $106 million, or 4.2%, year over year, primarily as a result of revenue growth in our Global Products segment and to a lesser extent in our ROW and NA Installation & Services segments. Net revenue was favorably impacted by acquisitions of $51 million, or 2.0%, primarily within our ROW Installation & Services and Global Products segments. Net revenue growth was unfavorably impacted by divestitures of $26 million, or 1.0% in our ROW and NA Installation & Services segments. Changes in foreign currency exchange rates had a negligible unfavorable impact on net revenue.
Net revenue for the nine months ended June 27, 2014 increased by $173 million, or 2.3%, to $7,636 million as compared to net revenue of $7,463 million for the nine months ended June 28, 2013. On an organic basis, net revenue grew by $173 million, or 2.3%, year over year, primarily as a result of revenue growth in our Global Products, and to a lesser extent, our ROW and NA Installation & Services segments. Net revenue was favorably impacted by acquisitions of $169 million, or 2.3%, primarily within our ROW Installation & Services and Global Products segments. Changes in foreign currency exchange rates, primarily in our ROW Installation & Services segment, unfavorably impacted net revenue by $82 million, or 1.1%. Net revenue growth was also unfavorably impacted by divestitures of $87 million, or 1.2% in our NA and ROW Installation & Services segments.
Operating Income
Operating income for the quarter ended June 27, 2014 increased by $134 million, or 82.7%, to $296 million, as compared to operating income of $162 million for the quarter ended June 28, 2013. Improved operating performance across all segments and the impact of ongoing productivity initiatives and restructuring actions contributed to the higher margin in the current period. In addition, restructuring costs were $28 million lower in the quarter ended June 27, 2014, and we recognized a gain of $6 million during the quarter ended June 27, 2014 related to asbestos matters as compared to a charge of $12 million in the comparable period. Operating income also included a $4 million gain from recoveries in connection with the settlement of legacy litigation with former management, as compared to a $27 million charge for the write-off of an insurance receivable that had been established in respect of a legacy legal claim in the comparable period.
Operating income for the nine months ended June 27, 2014 increased by $423 million, or 89.2%, to $897 million, as compared to operating income of $474 million for the nine months ended June 28, 2013. The factors noted above for the quarter ended June 27, 2014 favorably impacted operating income. Operating income in the current period also included the reversal of a compensation reserve of $92 million established in respect of legacy litigation with former management. In addition, the nine months ended June 27, 2014 included a settlement with CIT, a former subsidiary, which resulted in a net gain of $16 million, and a $21 million insurance recovery related to China. A charge of $100 million for environmental activities for our Global Products facility in Marinette, Wisconsin in the prior year also contributed to the improvement in operating income. See Note 11 to the unaudited Consolidated Financial Statements for additional information related to the CIT settlement and legacy legal matters.
Key items impacting operating income for the quarters and nine months ended June 27, 2014 and June 28, 2013, respectively, are as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Legacy legal (gains) charges	$(4)	$27	$(96)	$27
CIT settlement gain	—	—	(16)	—
Separation costs	11	22	42	56
Loss on sale of investment	—	—	7	—
Restructuring, repositioning and asset impairment charges, net	30	58	55	91
Losses (gains) on divestitures, net	—	4	(2)	10
Environmental remediation costs—Marinette	—	—	—	100
China insurance recovery	—	—	(21)	—
Asbestos related (gains) charges	(6)	12	(5)	10
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
Interest Income and Expense
Interest income was $4 million and $6 million for the quarters ended June 27, 2014 and June 28, 2013, respectively. Interest income was $10 million and $13 million for the nine months ended June 27, 2014 and June 28, 2013, respectively.
Interest expense was $24 million and $26 million for the quarters ended June 27, 2014 and June 28, 2013, respectively. Interest expense was $73 million and $75 million for the nine months ended June 27, 2014 and June 28, 2013, respectively.
Other Expense, Net
Significant components of Other expense, net for the quarters and nine months ended June 27, 2014 and June 28, 2013 are as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
2012 Tax Sharing Agreement Loss (see Note 6 to the unaudited Consolidated Financial Statements)	$—	$(1)	$(5)	$(31)
2007 Tax Sharing Agreement Loss (see Note 6 to the unaudited Consolidated Financial Statements)	—	—	1	—
Other	—	—	2	1
Total	$—	$(1)	$(2)	$(30)

Effective Income Tax Rate
Our effective income tax rate was 19.9% and 16.3% during the quarters ended June 27, 2014 and June 28, 2013, respectively. The current period rate represents the Company’s geographic mix of income and non-recurring tax charges.
Our effective income tax rate was 19.7% and 14.7% during the nine months ended June 27, 2014 and June 28, 2013, respectively. The increase in our effective tax rate was primarily due to a reversal of a compensation reserve established in respect of legacy litigation with former management that generated tax expense in a high tax jurisdiction, as well as non-recurring tax charges during the current period. The comparable period was impacted by an environmental remediation charge that generated a tax benefit in a high tax jurisdiction.
The rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as the geographic mix of income before taxes.
Equity Gain (Loss) in Earnings of Unconsolidated Subsidiaries
Equity gain (loss) in earnings of unconsolidated subsidiaries reflects our share of Atkore's net gain or loss, which is accounted for under the equity method of accounting. Equity gain (loss) in earnings of unconsolidated subsidiaries during the quarters ended June 27, 2014 and June 28, 2013 was a gain of $215 million and a loss of $6 million, respectively. Equity gain (loss) in earnings of unconsolidated subsidiaries during the nine months ended June 27, 2014 and June 28, 2013 was a gain of $206 million and a loss of $18 million, respectively.
On March 6, 2014, we announced Atkore's intention to redeem all of our remaining common equity stake in Atkore, and on April 9, 2014, the redemption was completed for aggregate cash proceeds of $250 million. We recognized a net gain of $216 million related to this transaction, which is comprised of a $227 million gain on the sale of the equity investment, partially offset by an $11 million loss, which is our share of loss on Atkore's debt extinguishment undertaken in connection with the redemption. See Note 3 to the unaudited Consolidated Financial Statements for additional information.
Segment Results
The following chart reflects our net revenue by operating segment, as well as the percent of net revenue by operating segment, for the quarters and nine months ended June 27, 2014 and June 28, 2013, respectively.

The segment discussions that follow describe the significant factors contributing to the changes in results for each of our segments included in continuing operations.
NA Installation & Services
Financial information for NA Installation & Services for the quarters and nine months ended June 27, 2014 and June 28, 2013 is as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net revenue	$968	$966	$2,864	$2,895
Net revenue growth (decline)	0.2%	N/A	(1.1)%	N/A
Organic revenue growth	1.0%	N/A	0.7%	N/A
Operating income	$117	$88	$333	$275
Operating margin	12.1%	9.1%	11.6%	9.5%
Net Revenue
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Third Quarter Fiscal 2014 Compared to Third Quarter Fiscal 2013	Year to Date Fiscal 2014 Compared to Year to Date Fiscal 2013
Organic revenue growth	$10	$21
Acquisitions	5	14
Divestitures	(6)	(42)
Impact of foreign currency	(7)	(24)
Total change	$2	$(31)
Net revenue increased $2 million, or 0.2%, to $968 million for the quarter ended June 27, 2014 as compared to $966 million for the quarter ended June 28, 2013. Organic revenue growth was driven by an increase in both service and installation revenue. The impact of acquisitions was $5 million, or 0.5%, due to the acquisition of Westfire in the first quarter of fiscal 2014. Net revenue was unfavorably impacted by $6 million, or 0.6%, due to the divestiture of our North America guarding business in the third quarter of fiscal 2013. Changes in foreign currency exchange rates unfavorably impacted net revenue by $7 million, or 0.7%.
Net revenue decreased $31 million, or 1.1% to $2,864 million for the nine months ended June 27, 2014 as compared to $2,895 million for the nine months ended June 28, 2013. Net revenue was unfavorably impacted by $42 million, or 1.5%, due to the divestiture of our North America guarding business in the third quarter of fiscal 2013. Changes in foreign currency exchange rates unfavorably impacted net revenue by $24 million, or 0.8%. Organic revenue growth was driven by increased service revenue partially offset by a decline in installation revenue. The impact of acquisitions was $14 million, or 0.5%, due to the acquisition of Westfire in the first quarter of fiscal 2014.
Operating Income
Operating income for the quarter ended June 27, 2014 increased $29 million, or 33.0%, to $117 million, as compared to operating income of $88 million for the quarter ended June 28, 2013. This increase is primarily due to improved execution, a $10 million decrease in restructuring costs in the current period, and savings from restructuring activities and productivity initiatives.
Operating income for the nine months ended June 27, 2014 increased $58 million, or 21.1%, to $333 million, as compared to operating income of $275 million for the nine months ended June 28, 2013. This increase is primarily due to a higher mix of service revenue, efficiencies gained through improved installation execution and project selectivity in the North America security business, a $15 million decrease in restructuring costs in the current period, and savings from restructuring activities and productivity initiatives.

Key items impacting operating income for the quarters and nine months ended June 27, 2014 and June 28, 2013, respectively, are as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Separation costs	$11	$12	$40	$40
Restructuring, repositioning and asset impairment charges, net	6	16	7	22
Losses on divestitures, net		1	—	4
ROW Installation & Services
Financial information for ROW Installation & Services for the quarters and nine months ended June 27, 2014 and June 28, 2013 is as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net revenue	$1,001	$971	$2,909	$2,856
Net revenue growth	3.1%	N/A	1.9%	N/A
Organic revenue growth	2.4%	N/A	1.9%	N/A
Operating income	$101	$77	$308	$250
Operating margin	10.1%	7.9%	10.6%	8.8%
Net Revenue
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Third Quarter Fiscal 2014 Compared to Third Quarter Fiscal 2013	Year to Date Fiscal 2014 Compared to Year to Date Fiscal 2013
Organic revenue growth	$23	$53
Acquisitions	27	99
Divestitures	(20)	(47)
Impact of foreign currency	—	(52)
Total change	$30	$53
Net revenue increased $30 million, or 3.1%, to $1,001 million for the quarter ended June 27, 2014 as compared to $971 million for the quarter ended June 28, 2013. Organic revenue growth was driven by an increase in both service and installation revenue, primarily in Asia, our other growth markets, and the United Kingdom, partially offset by continued weakness primarily in our Pacific region and Continental Europe. The impact of acquisitions was $27 million, or 2.8%, primarily due to acquisitions within our growth markets during fiscal 2014. Net revenue was unfavorably impacted by $20 million, or 2.1%, primarily due to the divestiture of our Armourguard business in New Zealand and fire and security business in Fiji in the first quarter of fiscal 2014.
Net revenue increased $53 million, or 1.9%, to $2,909 million for the nine months ended June 27, 2014 as compared to $2,856 million for the nine months ended June 28, 2013. Organic revenue growth was driven by an increase in both service and installation revenue, primarily in Asia, our other growth markets, and the United Kingdom, partially offset by declines in our Pacific region and Continental Europe. The impact of acquisitions was $99 million, or 3.5%, primarily due to acquisitions within the Pacific region during fiscal 2013 and within our growth markets during fiscal 2014. Changes in foreign currency exchange rates unfavorably impacted net revenue by $52 million, or 1.8%. Net revenue was unfavorably impacted by $47 million, or 1.6%, primarily due to the divestiture of our Armourguard business in New Zealand and fire and security business in Fiji in the first quarter of fiscal 2014.

Operating Income
Operating income for the quarter ended June 27, 2014 increased $24 million, or 31.2%, to $101 million as compared to operating income of $77 million for the quarter ended June 28, 2013. Operating income for the quarter ended June 27, 2014 was favorably impacted by a decrease in restructuring charges and the benefit of ongoing productivity initiatives, partially offset by a lower mix of high-margin service revenue in Australia.
Operating income for the nine months ended June 27, 2014 increased $58 million, or 23.2%, to $308 million as compared to operating income of $250 million for the nine months ended June 28, 2013. Operating income for the nine months ended June 27, 2014 was favorably impacted by the $21 million insurance recovery related to China, the benefit of ongoing productivity initiatives and a decrease in restructuring charges, partially offset by weakness in Australia and a loss on the sale of an investment.
Key items impacting operating income for the quarters and nine months ended June 27, 2014 and June 28, 2013, respectively, are as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
China insurance recovery	$—	$—	$(21)	$—
Loss on sale of investment	—	—	7	—
Restructuring, repositioning and asset impairment charges, net	11	34	15	51
Global Products
Financial information for Global Products for the quarters and nine months ended June 27, 2014 and June 28, 2013 is as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net revenue	$693	$600	$1,863	$1,712
Net revenue growth	15.5%	N/A	8.8%	N/A
Organic revenue growth	12.2%	N/A	5.8%	N/A
Operating income	$136	$114	$329	$188
Operating margin	19.6%	19.0%	17.7%	11.0%
Net Revenue
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Third Quarter Fiscal 2014 Compared to Third Quarter Fiscal 2013	Year to Date Fiscal 2014 Compared to Year to Date Fiscal 2013
Organic revenue growth	$73	$99
Acquisitions	19	56
Impact of foreign currency	1	(6)
Other	—	2
Total change	$93	$151
Net revenue increased $93 million, or 15.5%, to $693 million for the quarter ended June 27, 2014 as compared to $600 million for the quarter ended June 28, 2013. Organic revenue growth was driven by growth within all three businesses, primarily in the life safety business due to demand for our new Scott Air-Pak product, the release of which was delayed due to industry-wide safety standard delays. Net revenue increased $19 million, or 3.2%, due to an acquisition within our security products business during fiscal 2013.
Net revenue increased $151 million, or 8.8%, to $1,863 million for the nine months ended June 27, 2014 as compared to $1,712 million for the nine months ended June 28, 2013. Organic revenue growth was driven by an increase within all three businesses, primarily in the security products business. Net revenue also increased $56 million, or 3.3%, due to an acquisition within our security products business during fiscal 2013.
Operating Income
Operating income for the quarter ended June 27, 2014 increased by $22 million, or 19.3% to $136 million, as compared to operating income of $114 million for the quarter ended June 28, 2013. The increase was driven by net revenue growth for the quarter ended June 27, 2014, partially offset by additional investments in research and development and sales and marketing costs.
Operating income for the nine months ended June 27, 2014 increased $141 million, or 75.0%, to $329 million, as compared to operating income of $188 million for the nine months ended June 28, 2013. The increase was driven by net revenue growth for the nine months ended June 27, 2014 and the unfavorable impact of an environmental remediation charge recorded in the comparable period, partially offset by additional investments in research and development and sales and marketing costs.
Key items impacting operating income for the quarters and nine months ended June 27, 2014 and June 28, 2013, respectively, are as follows:

	For the Quarter Ended		For the Nine Months Ended
($ in millions)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Restructuring, repositioning and asset impairment charges, net	$3	$5	$9	$10
Environmental remediation costs - Marinette	—	—	—	100
Corporate and Other
Corporate expense was $58 million for the quarter ended June 27, 2014 and $117 million for the quarter ended June 28, 2013. The decrease of $59 million was primarily due to $18 million in asbestos related items ($6 million gain for the quarter ended June 27, 2014 as compared to a $12 million charge for the quarter ended June 28, 2013) as well as recoveries received from settlements with former management of $4 million for the quarter ended June 27, 2014, as compared to a $27 million charge for the write-off of an insurance receivable that had been established in respect of a legacy legal claim for the quarter ended June 28, 2013. In addition, a decrease in separation costs was offset by an increase in restructuring charges as compared to the quarter ended June 28, 2013.
Corporate expense was $73 million for the nine months ended June 27, 2014 as compared to net expense of $239 million for the nine months ended June 28, 2013. In addition to the factors noted above for the quarter ended June 27, 2014, which reduced Corporate expense, the decrease in expense was primarily due to the reversal of a compensation reserve of $92 million established in respect of legacy litigation with former management. Also included in the nine months ended June 27, 2014 is a settlement with CIT, a former subsidiary, which resulted in a net gain of $16 million, in addition to benefits achieved from previous restructuring activities. See Note 11 to the unaudited Consolidated Financial Statements for additional information related to our CIT settlement and legacy legal matters.
Key items included in corporate expense for the quarters and nine months ended June 27, 2014 and June 28, 2013, respectively, are as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Legacy legal (gains) charges	$(4)	$27	$(96)	$27
CIT settlement gain	—	—	(16)	—
Restructuring, repositioning and asset impairment charges, net	10	3	24	8
Asbestos related (gains) charges	(6)	12	(5)	10
Separation costs	—	10	2	16
Losses (gains) on divestitures, net		3	(3)	5

Critical Accounting Policies and Estimates
The preparation of the unaudited Consolidated Financial Statements in conformity with US GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that our accounting policies for depreciation and amortization methods of security monitoring-related assets, revenue recognition, loss contingencies, income taxes, goodwill and indefinite-lived intangible assets, long-lived assets and pension and postretirement benefits are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During fiscal 2014, there have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in the Company's Current Report on Form 8-K filed with the SEC on May 16, 2014 for the fiscal year ended September 27, 2013. See Note 1 to the unaudited Consolidated Financial Statements for the adoption and issuance of new accounting standards during fiscal 2014.
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
As of June 27, 2014 and September 27, 2013, our cash and cash equivalents, total debt and Tyco shareholders' equity are as follows:

	As of
($ in millions)	June 27, 2014	September 27, 2013
Cash and cash equivalents	$1,912	$563
Total debt	1,463	1,463
Total Tyco shareholders' equity	6,002	5,098
Total debt as a % of total capital (1)	19.6%	22.3%
(1) Total capital represents the aggregate amount of total debt and total Tyco Shareholders' equity which was $7,465 million and $6,561 million as of June 27, 2014 and September 27, 2013, respectively.
Sources and uses of cash
Our cash flows from operating, investing and financing from continuing operations for the nine months ended June 27, 2014 and June 28, 2013 are summarized below:

	For the Nine Months Ended
($ in millions)	June 27, 2014	June 28, 2013
Net cash provided by operating activities	$520	$360
Net cash used in investing activities	(83)	(363)
Net cash provided by (used in) financing activities	920	(370)
Cash flow from operating activities
Cash flow from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for items such as restructuring activities, pension funding, income taxes and other items impact reported cash flow.
The net change in working capital decreased operating cash flow by $500 million in the nine months ended June 27, 2014. The significant changes in working capital included a $360 million decrease in accrued and other liabilities, a $49 million increase in contracts in process, a $35 million increase in prepaid expenses and other current assets, and a $39 million increase in accounts receivable.
The net change in working capital decreased operating cash flow by $367 million in the nine months ended June 28, 2013. The significant changes in working capital included a $231 million decrease in accrued and other liabilities, a $44 million decrease in accounts payable, and a $71 million increase in inventories, partially offset by a $73 million decrease in prepaid expenses and other current assets.
During the nine months ended June 27, 2014 and June 28, 2013, we paid approximately $57 million and $58 million respectively, in cash related to restructuring activities. See Note 4 to our unaudited Consolidated Financial Statements for further information regarding these activities.
In connection with the 2012 Separation, we paid $48 million and $151 million in separation costs during the nine months ended June 27, 2014 and June 28, 2013, respectively.
During the nine months ended June 27, 2014 and June 28, 2013, we made net payments related to asbestos liabilities of $3 million and received asbestos recoveries net of such payments of $24 million.
During the nine months ended June 27, 2014 and June 28, 2013, we made environmental remediation payments related to environmental remediation activities for a facility located in Marinette, Wisconsin, of $60 million and $24 million, respectively.
During the nine months ended June 27, 2014 and June 28, 2013, we made required contributions of $17 million and $5 million, respectively, to our U.S. pension plans and $20 million and $36 million, respectively, to our non-U.S. pension plans. We anticipate that we will contribute at least the minimum required to our pension plans in 2014 of $25 million for our U.S. plans and $28 million for our non-U.S. plans.
During the nine months ended June 27, 2014, Tyco made a net cash payment of $155 million to Covidien under the terms of the 2007 Tax Sharing Agreement. The cash exchanged was a reimbursement between the parties for various payments made to the IRS for federal income taxes related to the audit of fiscal years 2005 through 2007.
Income taxes paid, net of refunds, related to continuing operations were $74 million and $103 million during the nine months ended June 27, 2014 and June 28, 2013, respectively.
Net interest paid related to continuing operations were $53 million and $46 million for the nine months ended June 27, 2014 and June 28, 2013, respectively.
Cash flow from investing activities
Cash flows related to investing activities consist primarily of cash used for capital expenditures, acquisitions, proceeds derived from divestitures of businesses, assets and the purchase and sales and maturities of investments.
We made capital expenditures of $210 million and $205 million for the nine months ended June 27, 2014 and June 28, 2013, respectively. The level of capital expenditures in fiscal 2014 is expected to exceed the spending levels in fiscal 2013 and is also expected to exceed depreciation expense.
During the nine months ended June 27, 2014, we paid cash for acquisitions included in continuing operations totaling $63 million, net of $1 million cash acquired, which related to acquisitions included in our NA Installation & Services and ROW Installation & Services segments. During the nine months ended June 28, 2013, we paid cash for acquisitions included in continuing operations totaling $75 million which primarily related to an acquisition in our NA Installation & Services segment.
We maintained captive insurance companies to manage certain of our insurable liabilities. The captive insurance companies held certain investment accounts for the purposes of providing collateral and other purposes for our insurable liabilities. During the nine months ended June 27, 2014, our captive insurance companies made net sales of approximately $283 million. During the nine months ended June 28, 2013, our captive insurance companies made net purchases of approximately $79 million. See Notes 10 and 18 to our unaudited Consolidated Financial Statements for more information.
During the nine months ended June 27, 2014, we purchased time deposits with a tenor from three to six months of approximately $277 million.
During the nine months ended June 27, 2014, we also generated $250 million in proceeds from the sale of our equity method investment in Atkore, as described in Note 3 to our unaudited Consolidated Financial Statements.

Cash flow from financing activities
Cash flows from financing activities relate primarily to proceeds received from incurring debt, and cash used to repay debt, repurchase stock and make dividend payments to shareholders.
During the nine months ended June 27, 2014, TIFSA issued commercial paper, for which the net proceeds were used to settle certain legacy environmental obligations, fund an acquisition, and for other general corporate purposes. As of June 27, 2014 and September 27, 2013, TIFSA had no commercial paper outstanding. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $1 billion as of June 27, 2014.
As of June 27, 2014 there were no amounts drawn under the Company's revolving credit facility.
Pursuant to our share repurchase program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved trading plan in accordance with applicable regulations. During the nine months ended June 27, 2014, we repurchased approximately 20 million common shares for approximately $806 million. During the nine months ended June 28, 2013, we repurchased approximately 10 million common shares for approximately $300 million.
On March 5, 2014, our shareholders approved a cash dividend of $0.72 per common share payable to shareholders in four quarterly installments of $0.18 in May 2014, August 2014, November 2014 and February 2015. During the nine months ended June 27, 2014 and June 28, 2013, we paid cash dividends of approximately $231 million and $214 million, respectively.
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
Backlog
We had a backlog of unfilled orders of $5,029 million and $4,812 million as of June 27, 2014 and September 27, 2013, respectively.
The Company's backlog includes recurring revenue-in-force and long-term deferred revenue for upfront fees from its NA and ROW Installation & Services segments. Revenue-in-force represents 12 months' revenue associated with monitoring and maintenance services under contract in the security and fire business. Backlog by segment was as follows ($ in millions):

	NA Installation & Services	ROW Installation & Services	Global Products	Total
As of September 27, 2013
Backlog	$908	$939	$196	$2,043
Recurring revenue in force	1,239	1,194	—	2,433
Deferred revenue	296	40	—	336
Total Backlog	$2,443	$2,173	$196	$4,812
As of June 27, 2014
Backlog	$980	$1,106	$198	$2,284
Recurring revenue in force	1,233	1,199	—	2,432
Deferred revenue	274	39	—	313
Total Backlog	$2,487	$2,344	$198	$5,029
Backlog increased $217 million, or 4.5%, to $5,029 million as of June 27, 2014 compared to $4,812 million as of September 27, 2013. The net increase in backlog was driven by increases in our ROW Installation & Services segment as a result of growth in installation backlog, primarily in Asia, Pacific and Growth Markets, as well as increases in our Global Products segment across security products and fire product businesses. Changes in foreign currency unfavorably impacted backlog by $24 million, or 0.5%.

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
During the quarter ended June 27, 2014, Tyco replaced available for sale investments held as collateral for the Company's insurable liabilities with letters of credit of approximately $137 million. See Note 10 for further details. The Company had total outstanding letters of credit and bank guarantees of approximately $561 million and $424 million as of June 27, 2014 and September 27, 2013, respectively.
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
Quarter Ended June 27, 2014

	Net Revenue for the Quarter Ended June 28, 2013	Base Year Adjustments Divestitures / Other	Adjusted Fiscal 2013 Base Revenue	Foreign Currency	Acquisitions	Organic Revenue(1)	Organic Growth Percentage	Net Revenue for the Quarter Ended June 27, 2014
	($ in millions)
NA Installation & Services	$966	$(6)	$960	$(7)	$5	$10	1.0%	$968
ROW Installation & Services	971	(20)	951	—	27	23	2.4%	1,001
Global Products	600	—	600	1	19	73	12.2%	693
Total Net Revenue	$2,537	$(26)	$2,511	$(6)	$51	$106	4.2%	$2,662
_______________________________________________________________________________

(1)	Organic revenue growth percentage based on adjusted fiscal 2013 base revenue.

Nine Months Ended June 27, 2014

	Net Revenue for the Nine Months Ended June 28, 2013	Base Year Adjustments Divestitures / Other(2)	Adjusted Fiscal 2013 Base Revenue	Foreign Currency	Acquisitions	Organic Revenue(1)	Organic Growth Percentage	Net Revenue for the Nine Months Ended June 27, 2014
	($ in millions)
NA Installation & Services	$2,895	$(42)	$2,853	$(24)	$14	$21	0.7%	$2,864
ROW Installation & Services	2,856	(47)	2,809	(52)	99	53	1.9%	2,909
Global Products	1,712	2	1,714	(6)	56	99	5.8%	1,863
Total Net Revenue	$7,463	$(87)	$7,376	$(82)	$169	$173	2.3%	$7,636
______________________________________________________________________________

(1)	Organic revenue growth percentage based on adjusted fiscal 2013 base revenue.

(2)	Amounts include the transfer of a business from NA Installation and Services to Global Products.
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

•
our, and our employees' and agents' ability to comply with complex and continually changing laws and regulations that govern our international operations, including the U.S. Foreign Corrupt Practices Act, similar anti-bribery laws in other jurisdictions, a variety of export control, customs, currency exchange control and transfer pricing regulations, and our corporate policies governing these matters;

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

•
risks associated with our jurisdiction of incorporation, including the possibility of reduced flexibility with respect to certain aspects of capital management and corporate governance, increased or different regulatory burdens, and the possibility that we may not realize anticipated tax benefits;

•
the possible effects on Tyco of future legislation in the United States that may limit or eliminate potential U.S. tax benefits resulting from Tyco International's incorporation outside of the U.S. or deny U.S. government contracts to Tyco based upon its jurisdiction of incorporation;

•	risks associated with the proposed change in our global headquarters to Ireland; and

•	natural events such as severe weather, fires, floods and earthquakes, or acts of terrorism or cyber-attacks.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from our exposure discussed in the 2013 Form 10-K. In order to manage the volatility relating to our more significant market risks, we may enter into forward foreign currency exchange contracts, interest rate swaps and commodity swaps. As of and during the nine months ended June 27, 2014, the Company did not hold or enter into any commodity derivative instruments or interest rate swaps.
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
Item 4.    Controls and Procedures
The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined under Rule 13a-15 of the Securities and Exchange Act (the Exchange Act)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 27, 2014, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the quarter ended June 27, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
With respect to Mr. Kozlowski, in the first quarter of fiscal 2014, the parties signed an agreement resolving all outstanding disputes, with Mr. Kozlowski agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements, including the Key Employee Loan Program, alleged to have existed between him and the Company. As a result, in the first quarter of fiscal 2014, the Company reversed the net liability of approximately $92 million which was recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations for the amounts allegedly due to him. Additionally, Tyco will be entitled to a portion of the proceeds, if any, from the future sale of certain assets owned by Mr. Kozlowski, the timing and amount of which is uncertain at this time. During the quarter ended June 27, 2014, the Company received a $4 million recovery from the sale of property owned by Mr. Kozlowski which was recognized as a credit to Selling, general and administrative expenses.
With respect to Mr. Swartz, on March 3, 2011, the U.S. District Court for the Southern District of New York granted the Company's motion for summary judgment as to liability for its affirmative actions and further ruled that issues related to damages would need to be resolved at trial. During the second quarter of fiscal 2012, the Company reversed a $50 million liability related to Mr. Swartz's pay and benefits due to the expiration of the statute of limitations. On May 15, 2012, Mr. Swartz filed a lawsuit against Tyco in New York state court claiming entitlement to monies under ERISA. The Company removed the case to the U.S. District Court for the Southern District of New York and filed a motion to dismiss Mr. Swartz's claims for multiple reasons, including that the statute of limitations had expired, at the latest, during the second quarter of fiscal 2012. A trial to determine the Company's damages from Mr. Swartz's breaches of fiduciary duty concluded on October 17, 2012. At the conclusion of the trial, the Court ruled that the Company was entitled to recover all monies earned by Mr. Swartz in connection with his employment by Tyco between September 1, 1995 and June 1, 2002. The Company filed a motion requesting the entry of monetary sum certain judgment in conformity with the Court's ruling regarding the time period of disgorgement. The motion also requested interest related to the monies Mr. Swartz was found to have unlawfully taken from the Company. In March 2013, the Court entered an order awarding the Company's request for interest. In connection with Mr. Swartz's affirmative claims against the Company, the Court dismissed all of Mr. Swartz's claims except one claim in which Mr. Swartz contended he was entitled to reimbursement from the Company for taxes he paid in connection with his 2002 Separation Agreement. In July 2013, the parties reached an agreement in principle to resolve the matter, with Mr. Swartz agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements alleged to have existed between him and the Company. Although the parties have reached an agreement in principle, a final settlement agreement has not yet been executed.
Environmental Matters
Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 27, 2014, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $33 million to $82 million. As of June 27, 2014, Tyco concluded that the best estimate within this range is approximately $46 million, of which $22 million is included in Accrued and other current liabilities and $24 million is included in Other liabilities in the Company's Consolidated Balance Sheet.
The majority of the liabilities described above relate to ongoing remediation efforts at a facility in the Company's Global Products segment located in Marinette, Wisconsin, which the Company acquired in 1990 in connection with its acquisition of, among other things, the Ansul product line. Prior to Tyco's acquisition, Ansul manufactured arsenic-based agricultural herbicides at the Marinette facility, which resulted in significant arsenic contamination of soil and groundwater on the Marinette site and in parts of the adjoining Menominee River. Ansul has been engaged in ongoing remediation efforts at the Marinette site since 1990, and in February 2009 entered into an Administrative Consent Order (the "Consent Order") with the

U.S. Environmental Protection Agency to address the presence of arsenic at the Marinette site. Under this agreement, Ansul's principal obligations are to contain the arsenic contamination on the site, pump and treat on-site groundwater, dredge, treat and properly dispose of contaminated sediments in the adjoining river areas, and monitor contamination levels on an ongoing basis. Activities completed under the Consent Order since 2009 include the installation of a subsurface barrier wall around the facility to contain contaminated groundwater, the installation of a groundwater extraction and treatment system and the dredging and offsite disposal of treated river sediment. As of June 27, 2014, the Company concluded that its remaining remediation and monitoring costs related to the Marinette facility were in the range of approximately $21 million to $57 million. The Company's best estimate within that range is approximately $33 million, of which $19 million is included in Accrued and other current liabilities and $14 million is included in Other liabilities in the Company's Consolidated Balance Sheet. During the quarters ended June 27, 2014 and June 28, 2013, the Company recorded nil for both periods in Selling, general and administrative expenses in the Consolidated Statement of Operations, respectively. During the nine months ended June 27, 2014 and June 28, 2013, the Company recorded nil and $100 million, respectively, in Selling, general and administrative expenses in the Consolidated Statement of Operations. Although the Company has recorded its best estimate of the costs that it will incur to remediate and monitor the arsenic contamination at the Marinette facility, it is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows.
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
As of June 27, 2014, the Company has determined that there were approximately 5,500 claims pending against it, its subsidiaries or entities for which the Company has assumed responsibility in connection with acquisitions and divestitures. This amount reflects the Company's current estimate of the number of viable claims made against such entities and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants, are duplicative of other actions or for which the Company is indemnified.
The Company's estimate of its liability and corresponding insurance recovery for pending and future claims and defense costs is based on the Company's historical claim experience over a look-back period of three years, and estimates of the number and resolution cost of potential future claims that may be filed in the look-forward period of fifteen years. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made in the future during a defined period of time (the look-forward period). On a quarterly basis, Tyco assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition, the Company continues to evaluate its ability to reasonably estimate claim activity beyond the look forward period and may expand this period in the future. In addition to claims and settlement experience, Tyco considers additional qualitative and quantitative factors such as changes in legislation, the legal environment, the Company's defense strategy and health related trends in the overall population of workers potentially exposed to asbestos. Tyco also evaluates the recoverability of its insurance receivable on a quarterly basis. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance receivable is warranted.
As of June 27, 2014, the Company's estimated net liability of $148 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $310 million, and separately as an asset for insurance recoveries of $162 million. The Company believes that its asbestos related liabilities and insurance related assets as of June 27, 2014 are appropriate. Similarly, as of September 27, 2013, the Company's estimated net liability of $169 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $321 million, and separately as an asset for insurance recoveries of $152 million.
The net liabilities reflected in the Company's Consolidated Balance Sheet represent the Company's best estimates of probable losses for the look-forward period described above. It is reasonably possible that losses will be incurred for claims made subsequent to such look-forward periods. Although the Company is evaluating its look-forward period, due to the inherent uncertainty in predicting losses beyond 2027, the Company currently is unable to reasonably estimate the amount of losses beyond such period. With respect to claims made against Yarway, the Company is unable to reasonably estimate losses beyond what it has accrued because it is uncertain what the impact of Yarway's reorganization plan under Chapter 11 of the Bankruptcy Code will be on the Company.
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
No payments with respect to these matters would be required until the dispute is definitively resolved, which, based on the experience of other companies, could take several years. Tyco believes that its income tax reserves and the liabilities recorded in the Consolidated Balance Sheet for the tax sharing agreements continue to be appropriate. However, the ultimate resolution of these matters, and the impact of that resolution, are uncertain and could have a material adverse impact on Tyco's financial condition, results of operations and cash flows. In particular, if the IRS is successful in asserting its claim, it would have an adverse impact on interest deductions related to the same intercompany debt in subsequent time periods, totaling approximately $6.6 billion, which is expected to be disallowed by the IRS.
See Note 6 for additional information related to income tax matters.
Other Matters
During the fourth quarter of fiscal 2012, Tyco disclosed the improper recording of revenue in the Company's ROW Installation & Services segment related to security contracts in China. The Company pursued collection under its insurance policy and in the second fiscal quarter of 2014, the Company recorded a $21 million insurance recovery within the ROW Installation & Services segment as a result of a settlement with the insurance carrier. The insurance recovery was recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations.
During the first quarter of fiscal 2014, Tyco settled a tax dispute with its former subsidiary, CIT. Under the terms of the settlement agreement, Tyco received $60 million during the first fiscal quarter of 2014, which was subject to the sharing provisions of the 2007 Tax Sharing Agreement. As a result, the Company recorded a $16 million gain in Selling, general and administrative expenses in the Consolidated Statement of Operations and established payables of $25 million and $19 million due to Covidien and TE Connectivity, respectively, as of December 27, 2013. The Company paid these amounts to Covidien and TE Connectivity during the second fiscal quarter of 2014.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
3/29/2014 - 4/25/2014	—		—	—	1,999,853,144
4/26/2014 - 5/30/2014	5,485,325	42.26		5,472,810	1,768,557,483
6/1/2014 - 6/27/2014	7,254,399	$44.81		7,254,392	$1,443,502,907
The transactions described in the table above represent the repurchase of common shares on the New York Stock Exchange.
The Company acquired shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. Approximately 13,000 shares were acquired in these vesting-related transactions outside of the share repurchase program during the quarter ended June 27, 2014. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. As of June 27, 2014, approximately $1.4 billion in share repurchase authority remained outstanding.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.
Item 6.   Exhibits

Exhibit Number	Exhibit
2.1
Merger Agreement, dated May 30, 2014, between Tyco International Ltd. and Tyco International plc. (incorporated by reference to Exhibit 2.1 to Tyco International Ltd. current report on Form 8-K filed on June 4, 2014).

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
101
Financial statements from the quarterly report on Form 10-Q of Tyco International Ltd. for the quarter ended June 27, 2014 formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:	/s/ ARUN NAYAR
Arun Nayar Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 25, 2014