Form 10-K
period 2014-09-26
TYCO INTERNATIONAL LTD
filed 2014-11-14
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 26, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of voting common shares held by non-affiliates of the registrant as of March 28, 2014 was approximately $19,024,092,777.
The number of common shares outstanding as of November 7, 2014 was 418,465,546.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's 2015 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.
See page 61 to 63 for the exhibit index.

Part I
Item 1.    Business

General
Tyco International Ltd. (hereinafter referred to as "we," the "Company" or "Tyco") is a leading global provider of security products and services, fire detection and suppression products and services and life safety products. Our broad portfolio of products and services, sold under well-known brands such as Tyco, SimplexGrinnell, Sensormatic, Wormald, Ansul, Simplex, Scott and ADT (in jurisdictions outside of North America) serve security, fire detection and suppression and life safety needs across commercial, industrial, retail, institutional and governmental markets, as well as non-U.S. residential and small business markets. We hold market-leading positions in large, fragmented industries and we believe that we are well positioned to leverage our global footprint, deep industry experience, strong customer relationships and innovative technologies to expand our business in both developed and emerging markets. We operate and report financial and operating information in the following three operating segments:

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
Certain prior period amounts have been reclassified to conform with current period presentation. Specifically, the Company has reclassified the operations of its South Korean security business and several businesses in the ROW Installation & Services segment to income from discontinued operations in the Consolidated Statements of Operations and the assets and liabilities as held for sale within the Consolidated Balance Sheets as they satisfied the criteria to be presented as discontinued operations. See Note 3 to our Consolidated Financial Statements for additional information.
Net revenue by segment for 2014 is as follows ($ in millions):

	Net Revenue	Percent of Total Net Revenue	Key Brands
NA Installation & Services	$3,876	37%	Tyco Fire & Security, Tyco Integrated Security, SimplexGrinnell, Sensormatic
ROW Installation & Services	3,920	38%	Tyco Fire & Security, Wormald, Sensormatic, ADT
Global Products	2,544	25%	Tyco, Simplex, Ansul, DSC, Scott, American Dynamics, Software House, Visonic, Chemguard, Exacq
	$10,340	100%
Unless otherwise indicated, references in this Annual Report to 2014, 2013 and 2012 are to Tyco's fiscal years ended September 26, 2014, September 27, 2013 and September 28, 2012, respectively. The Company has a 52 or 53-week fiscal year that ends on the last Friday in September. Fiscal 2014, 2013, and 2012 were 52-week years.
For a detailed discussion of revenue, operating income and total assets by segment for fiscal years 2014, 2013 and 2012 see Item 7. Management's Discussion and Analysis and Note 17 to the Consolidated Financial Statements.
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

On May 30, 2014, Tyco entered into a Merger Agreement ("Merger Agreement") with Tyco International plc, a newly-formed Irish public limited company and a wholly-owned subsidiary of Tyco ("Tyco Ireland"). Under the Merger Agreement, Tyco will merge with and into Tyco Ireland, with Tyco Ireland being the surviving company. This Merger will result in Tyco Ireland becoming Tyco's publicly-traded parent company and change the jurisdiction of organization of Tyco from Switzerland to Ireland. Tyco's shareholders are expected to receive one ordinary share of Tyco Ireland for each common share of Tyco held immediately prior to the Merger. Upon completion of the Merger, Tyco Ireland is expected to conduct, through its subsidiaries, the same businesses as conducted by Tyco before the Merger. The Merger is subject to certain conditions including shareholder approval, which was received at the special general meeting of shareholders held on September 9, 2014. The Merger is expected to become effective in November 2014.
Segments
Each of our three segments serves a highly diverse customer base and none is dependent upon a single customer or group of customers. For fiscal year 2014, no customer accounted for more than 10% of our revenues, and approximately 47% of our revenues were derived from customers outside of North America.
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
In addition, our ROW Installation & Services segment is a leading provider of monitored residential and small business security systems. In addition to traditional burglar alarm and fire detection systems, installation and monitoring services, ROW Installation & Services provides patrol and response services in select geographies, including South Africa. Our ROW Installation & Services segment continues to expand its offering of value-added residential services worldwide, such as an interactive services platform. The interactive services platform allows for remote management of the home security system, as well as lifestyle applications, which currently include remote video, lighting control, and energy management.
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
Customers
Our Installation & Services customers range from Fortune 500 companies with diverse worldwide operations who look to us to provide integrated, global solutions for their fire and security needs, to single location commercial customers and individual homeowners. Our Installation & Services customer relationships generally are in the market for new construction or retrofit projects, which represented 47% of Installation & Services fiscal 2014 net revenue, and the market for aftermarket products and services, which accounted for the remaining 53% of Installation & Services fiscal 2014 net revenue. New construction projects are inherently long-lead in nature and we strive to become involved in the planning process for these projects as early as possible. We believe that by actively participating in the preliminary design stages of a new construction project and by offering our design services that combine our global expertise and knowledge of local codes and standards, we can increase our value to customers relative to many smaller local and regional competitors. With respect to fire detection and suppression installations, we prefer to become involved at the time an architectural or engineering design firm is selected. With respect to security system design and installation, we generally become involved in the later stages of a construction project or as tenants take occupancy.
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
Fire Protection Products
Fire Protection Products designs, manufactures, distributes and sells fire alarm and fire detection systems, automatic fire sprinkler systems and special hazard suppression systems, including many of the fire protection products that our Installation & Services segments install and service. Fire Protection Products also manufactures and sells grooved products for the rapid joining of piping in both the fire and non-fire markets. Fire Protection Products are marketed under various leading trade names, including Simplex, Wormald, Ansul and Tyco and include fire alarm control panels, advanced fire alarm monitoring systems, smoke, heat and carbon monoxide detectors and voice evacuation systems. Fire Protection Products also offers a wide range of water-based sprinkler systems and custom designed special hazard suppression systems, which incorporate specialized extinguishing agents such as foams, dry chemicals and gases. These systems are often especially suited to fire suppression in industrial and commercial applications, including oil and gas, power generation, mining, petrochemical, manufacturing, transportation, data processing, telecommunications, commercial food preparation and marine applications.
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

Research and Development
We are engaged in research and development in an effort to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of our existing products and to expand the applications for which the uses of our products are appropriate. For example, in order to position ourselves to participate in and lead the development of residential interactive platforms, enterprise-wide integrated access control platforms and transition IP video platforms, we have made significant investments in our security products portfolio. In addition, we continually evaluate developing technologies in areas that we believe will enhance our business for possible investment. Our research and development expense was $193 million in 2014, $172 million in 2013 and $145 million in 2012 related to new product development.
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
Governmental Regulation and Supervision
Our operations are subject to numerous federal, state and local laws and regulations, both within and outside the United States, in areas such as: consumer protection, government contracts, international trade, environmental protection, labor and employment, tax, licensing and others. For example, most U.S. states and non-U.S. jurisdictions in which we operate have licensing laws directed specifically toward the alarm and fire suppression industries. Our security businesses currently rely extensively upon the use of wireline and wireless telephone service to communicate signals. Wireline and wireless telephone companies in the United States are regulated by the federal and state governments. In addition, government regulation of fire safety codes can impact our fire businesses. These and other laws and regulations impact the manner in which we conduct our business, and changes in legislation or government policies can affect our worldwide operations, both favorably and unfavorably. For a more detailed description of the various laws and regulations that affect our business, see Item 1A. Risk Factors—Risks Related to Legal, Regulatory and Compliance Matters.
Environmental Matters
We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 26, 2014, we concluded that it was probable that we would incur remedial costs in the range of approximately $38 million to $79 million. As of September 26, 2014, Tyco concluded that the best estimate within this range is approximately $42 million, of which $23 million is included in Accrued and other current liabilities and Accounts payable and $19 million is included in Other liabilities in the Company's Consolidated Balance Sheet.
The majority of the liabilities described above relate to ongoing remediation efforts at a facility in the Company's Global Products segment located in Marinette, Wisconsin, which the Company acquired in 1990 in connection with its acquisition of, among other things, the Ansul product line. Prior to Tyco's acquisition, Ansul manufactured arsenic-based agricultural herbicides at the Marinette facility, which resulted in significant arsenic contamination of soil and groundwater on the Marinette site and in parts of the adjoining Menominee River. Ansul has been engaged in ongoing remediation efforts at the Marinette site since 1990, and in February 2009 entered into an Administrative Consent Order (the "Consent Order") with the U.S. Environmental Protection Agency to address the presence of arsenic at the Marinette site. Under this agreement, Ansul's principal obligations are to contain the arsenic contamination on the site, pump and treat on-site groundwater, dredge, treat and properly dispose of contaminated sediments in the adjoining river areas, and monitor contamination levels on an ongoing basis. Activities completed under the Consent Order since 2009 include the installation of a subsurface barrier wall around the facility to contain contaminated groundwater, the installation of a groundwater extraction and treatment system and the dredging and offsite disposal of treated river sediment. As of September 26, 2014, the Company concluded that its remaining remediation and monitoring costs related to the Marinette facility were in the range of approximately $27 million to $54 million. The Company's best estimate within that range is approximately $30 million, of which $18 million is included in Accrued and other current liabilities and $12 million is included in Other liabilities in the Company's Consolidated Balance Sheet. During the years ended September 26, 2014, September 27, 2013, and September 28, 2012, the Company recorded charges of nil, $100 million, and $17 million, respectively, in Selling, general and administrative expenses in the Consolidated Statement of Operations. Although the Company has recorded its best estimate of the costs that it will incur to remediate and monitor the arsenic contamination at the Marinette facility, it is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows.
Employees
As of September 26, 2014, we employed approximately 57,000 people worldwide, of which approximately 20,000 were employed in the United States and approximately 37,000 were outside the United States. Approximately 8,000 employees are covered by collective bargaining agreements or works councils and we believe that our relations with the labor unions are generally good.
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
Our Internet website is www.tyco.com. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. In addition, we have posted the charters for our Audit Committee, Compensation and Human Resources Committee, and Nominating and Governance Committee, as well as our Board Governance Principles and Guide to Ethical Conduct, on our website under the headings "About—Board of Directors" and "About—Corporate Social Responsibility." The annual report to shareholders, charters and principles are not incorporated in this report by reference. We will also provide a copy of these documents free of charge to shareholders upon request.
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

The businesses of many of our industrial customers, particularly oil and gas companies, chemical and petrochemical companies, mining and general industrial companies, are to varying degrees cyclical and have experienced periodic downturns. During such economic downturns, customers in these industries historically have tended to delay major capital projects, including greenfield construction, expensive maintenance projects and upgrades. Additionally, demand for our products and services may be affected by volatility in energy and commodity prices and fluctuating demand forecasts, as our customers may be more conservative in their capital planning, which may reduce demand for our products and services. Although our industrial customers tend to be less dependent on project financing than real estate developers, disruptions in financial markets and banking systems, could make credit and capital markets difficult for our customers to access, and could raise the cost of new debt for our customers to prohibitive levels. Any difficulty in accessing these markets and the increased associated costs can have a negative effect on investment in large capital projects, including necessary maintenance and upgrades, even during periods of favorable end-market conditions.
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

•
the threat of nationalization and expropriation, as well as new or changed restrictions regarding foreign ownership of assets - in particular with respect to security products or services that may be viewed by certain governments as sovereign security interests;

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
One aspect of our growth strategy is to seek significant growth in emerging markets, including China, India, Latin America and the Middle East, through both organic investments and through acquisitions. Emerging markets generally involve greater financial and operational risks than more mature markets, where legal systems are more developed and familiar to us. In some cases, emerging markets have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions, are more susceptible to corruption, and are locations where it may be more difficult to impose corporate standards and procedures and the extraterritorial laws of the United States. Negative or uncertain political climates and military disruptions in developing and emerging markets could also adversely affect us.

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
We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information. In the normal course of our business, we collect and retain significant volumes of certain types of personally identifiable and other information pertaining to our customers, stockholders and employees, including video and other customer data obtained in connection with monitoring and analytical services. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving and companies that collect and retain such information are under increasing attack by cyber-criminals around the world. A significant actual or potential theft, loss, fraudulent use or misuse of customer, stockholder, employee or our data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could adversely impact our reputation and could result in significant costs, fines, litigation or regulatory action against us. In addition, we depend on our information technology infrastructure for business-to-business and business-to-consumer electronic commerce. Security breaches of this infrastructure can create system disruptions and shutdowns that could result in disruptions to our operations. Increasingly, our security products and services are accessed wirelessly and through the Internet, and security breaches in connection with the delivery of our services wirelessly or via the Internet may affect us and could be detrimental to our reputation, business, operating results and financial condition. We cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography or other developments will not compromise or breach the technology protecting the networks that access our products and services.
Failure to maintain, upgrade and consolidate our information and technology networks could adversely affect us.
We are continuously upgrading and consolidating our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality, acquiring new systems with new functionality and moving to cloud-based technology solutions. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the implementation of new technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations, if not anticipated and appropriately mitigated.
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
If our residential or commercial security customers are dissatisfied with our products or services and switch to competitive products or services, or disconnect for other reasons, our recurring revenue and results of operations may be materially adversely affected. The risk is more pronounced in times of economic uncertainty, as customers may reduce amounts spent on the products and services we provide. We amortize the costs of acquired monitoring contracts and related customer relationships based on the estimated life of the customer relationships. Internally generated residential and commercial pools are similarly depreciated. If customer disconnect rates were to rise significantly, we may be required to accelerate the depreciation and amortization of subscriber system assets and intangible assets, which could cause a material adverse effect on our financial condition or results of operations.
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
We employ over 57,000 people worldwide. Approximately 14% of these employees are covered by collective bargaining agreements or works council. Although we believe that our relations with the labor unions and works councils that represent our employees are generally good and we have experienced no material strikes or work stoppages recently, no assurances can be made that we will not experience in the future these and other types of conflicts with labor unions, works council, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor. Additionally, a work stoppage at one of our suppliers could materially and adversely affect our operations if an alternative source of supply were not readily available. Stoppages by employees of our customers could also result in reduced demand for our products.
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
We may be unable to execute on our strategic priorities.
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
We and ADT have entered into non-compete and non-solicit restrictions that prohibited us from competing with ADT in the residential and small business security business in the United States and Canada, and prohibited ADT from competing with us in the commercial fire and security businesses, in each case until September 29, 2014.
The non-compete provisions included in the ADT Separation and Distribution Agreement entered into in connection with the spin-offs have expired. These provisions (i) prohibited us from competing with ADT in the residential and small business security business in the United States and Canada and (ii) prohibited ADT from competing with Tyco in the commercial fire and security businesses, subject to certain small business related exceptions, in each case until September 29, 2014. In addition, the ADT Separation and Distribution Agreement contains non-solicitation provisions that prevented (i) us from soliciting ADT’s residential small business customers in the United States and Canada and (ii) ADT from soliciting our security customers, in each case until September 29, 2014. These provisions effectively prevented us from expanding into ADT’s business, and ADT from expanding into our business, in these jurisdictions until September 29, 2014. Because these restrictions have expired, ADT is no longer contractually prohibited from competing with us for commercial security customers, especially smaller businesses. ADT has begun to compete with us and, if it is successful in this regard, it could materially and adversely affect our business, financial condition, results and operations and cash flows.
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
In the normal course of our business, we are subject to claims and lawsuits, including from time to time claims for damages related to product liability and warranties, litigation alleging the infringement of intellectual property rights, litigation alleging anti-competitive behavior, and litigation related to employee matters, wages and commercial disputes. In certain circumstances, patent infringement and anti-trust laws permit successful plaintiffs to recover treble damages. Furthermore, we face exposure to product liability claims in the event that any of our products results in personal injury or property damage. The defense of these lawsuits may involve significant expense and diversion of our management's attention. In addition, we may be required to pay damage awards or settlements, become subject to injunctions or other equitable remedies or suffer from adverse publicity that could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our businesses operate in regulated industries and are subject to a variety of complex and continually changing laws and regulations.
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
Due to the international scope of our operations, the system of laws and regulations to which we are subject is complex and includes regulations issued by the U.S. Customs and Border Protection, the U.S. Department of Commerce's Bureau of Industry and Security, the U.S. Treasury Department's Office of Foreign Assets Control and various non U.S. governmental agencies, including applicable export controls, customs, currency exchange control and transfer pricing regulations, and laws regulating the foreign ownership of assets. No assurances can be made that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws outside the United States.
The U.S. Foreign Corrupt Practices Act (the "FCPA") and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice ("DOJ") and the U.S. Securities and Exchange Commission ("SEC"), increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Because many of our customers and end users are involved in infrastructure construction and energy production, they are often subject to increased scrutiny by regulators. We cannot assure you that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or third party intermediaries. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-

corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, results of operations or financial condition.
Furthermore, in September 2012 we agreed to the settlement of charges related to alleged FCPA violations with the DOJ and SEC. In connection with the settlement, we entered into a consent agreement with the SEC and a non-prosecution agreement with the DOJ, and a subsidiary of ours (which is no longer part of Tyco as a result of the 2012 Separation) pleaded guilty to one count of conspiracy to violate the FCPA. Pursuant to the three-year non-prosecution agreement, we have acknowledged that a number of our subsidiaries made payments, both directly and indirectly, to government officials in order to obtain and retain business with private and state-owned entities, and falsely described the payments in the subsidiaries' books, records and accounts. The non-prosecution agreement also acknowledges Tyco's timely, voluntary and complete disclosure to the DOJ, and our cooperation with the DOJ's investigation-including a global internal investigation concerning bribery and related misconduct-and extensive remediation. Under the non-prosecution and other agreements, we have agreed to cooperate with and report periodically to the DOJ and other governmental authorities on matters related to our compliance efforts, including informing the DOJ when we become aware of possible violations of the FCPA as a result of our global audit program, and to continue to implement an enhanced compliance program and internal controls designed to prevent and detect FCPA violations. Notwithstanding our settlement of the DOJ and SEC investigations, we may be subject to allegations of FCPA violations in the future and we may be subject to commercial impacts such as lost revenue from customers who decline to do business with us as a result of these compliance matters. If so, or if we are unable to comply with the provisions of the non-prosecution and other agreements, we may be subject to additional investigation or enforcement by the DOJ or SEC. In such a case, we could be subject to material fines, injunctions on future conduct, the imposition of a compliance monitor, or suffer other criminal or civil penalties or adverse impacts, including being subject to lawsuits brought by private litigants, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We and certain of our subsidiaries, including Yarway Corporation (“Yarway”) and Grinnell LLC (“Grinnell”), along with numerous other third parties, are named as defendants in personal injury lawsuits based on alleged exposure to asbestos containing materials. Over 90% of cases pending against affiliates of the Company have been filed against Yarway or Grinnell, and have typically involved product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were used with asbestos containing components. Claims filed against Yarway derive from Yarway’s purported use of asbestos-containing gaskets and packing in the sale or distribution of steam valves and traps and from its alleged manufacture of asbestos-containing expansion joint packing. Yarway’s alleged manufacture, distribution and/or sale of asbestos-containing materials ceased by 1988, and Yarway ceased substantially all of its manufacturing, distribution and sales operations in 2003. Claims filed against Grinnell typically allege that it manufactured, sold or distributed valves, gaskets, piping and sprinkler systems containing asbestos.
On April 22, 2013, Yarway filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”), and on October 9, 2014, the Company reached an agreement in principle with Yarway and the representatives of current and future Yarway asbestos claimants to fund a section 524(g) trust for the resolution and payment of current and future Yarway asbestos claims. Under the Chapter 11 plan to implement the trust, an asbestos settlement trust (the “Yarway Trust”) that conforms to the provisions of Section 524(g) of the U.S. Bankruptcy Code will be established and, on the effective date of the Chapter 11 plan, the Company and Yarway will contribute to the Yarway Trust a total of $325 million in cash (“Settlement Consideration”). In exchange for the Settlement Consideration, the Company and its affiliates will receive the benefit of a release from Yarway and an injunction under section 524(g) of the Bankruptcy Code permanently enjoining the assertion of Yarway Asbestos Claims against those Parties. The agreement in principle is subject, among other things, to the negotiation and filing of a Chapter 11 plan of reorganization for Yarway incorporating the terms of such agreement (the “Plan”), acceptance of the Plan by at least 75% of

Yarway’s current asbestos claimants voting on such Plan, confirmation of the Plan by the Bankruptcy Court and approval of the injunction in favor of the Company and its affiliates by the United States District Court for the District of Delaware (“District Court”). Although the Company has agreed in principle to the terms of the Plan with representatives of current and future Yarway asbestos claimants, there can be no assurance that all of the conditions to implementation of the Plan will be met, or that the final Plan will reflect all of the terms agreed to in principle. If the Plan were not implemented in accordance with the terms agreed in principle, the Company and its affiliates may not receive the benefit of the injunction described above, and the relief ultimately granted by the Bankruptcy Court may not be satisfactory to Yarway, the Company or its affiliates. A failure to obtain satisfactory relief could have a material adverse impact on our business, financial condition, results of operations and cash flows.
During the fourth quarter of fiscal 2014, the Company performed a revised valuation of its non-Yarway asbestos-related liabilities and corresponding insurance assets and recorded a net charge, excluding Yarway, of $240 million. Although the Company’s methodology established a range of estimates of reasonably possible outcomes, the Company recorded its best estimate within such range based upon information known at the time. The Company's estimated gross asbestos liability, excluding Yarway, of $538 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs, and separately as an asset for insurance recoveries of $245 million. The amounts recorded by the Company for asbestos-related liabilities and insurance-related assets are based on the Company's strategies for resolving its asbestos claims, currently available information, and a number of estimates and assumptions. Key variables and assumptions include the number and type of new claims that are filed each year, the average cost of resolution of claims, the identity of defendants, the resolution of coverage issues with insurance carriers, amount of insurance, and the solvency risk with respect to the Company's insurance carriers. Many of these factors are closely linked, such that a change in one variable or assumption will impact one or more of the others, and no single variable or assumption predominately influences the determination of the Company's asbestos-related liabilities and insurance-related assets. Furthermore, predictions with respect to these variables are subject to greater uncertainty in the later portion of the projection period. Other factors that may affect the Company's liability and cash payments for asbestos-related matters include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms of state or federal tort legislation and the applicability of insurance policies among subsidiaries. As a result, actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company's calculations vary significantly from actual results. If actual liabilities are significantly higher than those recorded, the cost of resolving such liabilities claims could have a material adverse effect on our financial position, results of operations or cash flows.
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
Police departments in a limited number of jurisdictions do not respond to calls from monitored security service companies, either as a matter of policy or by local ordinance. We have offered affected customers the option of receiving responses from private guard companies, in most cases through contracts with us, which increases the overall cost to customers. If more police departments, whether inside or outside the U.S., were to refuse to respond or be prohibited from responding to calls from monitored security service companies, our ability to attract and retain customers could be negatively impacted and our results of operations and cash flow could be adversely affected.
The Company may be subject to risks arising from regulations applicable to companies doing business with the United States government.
The Company’s customers include many Federal, state and local government authorities. Doing business with the United States government and state and local authorities subjects the Company to unusual risks, including dependence on the level of government spending and compliance with and changes in governmental procurement and security regulations. Agreements relating to the sale of products to government entities may be subject to termination, reduction or modification, either at the convenience of the government or for the Company's failure to perform under the applicable contract. The Company is subject to government investigations of business practices and compliance with government procurement and security regulations. If the Company were charged with wrongdoing as a result of any such investigation, it could be suspended from bidding on or receiving awards of new government contracts, which could have a material adverse effect on the Company's results of operations.
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
The IRS asserted in the Notices of Deficiency that substantially all of Tyco’s intercompany debt originated during the 1997 - 2000 period should not be treated as debt for U.S. federal income tax purposes, and disallowed interest and related deductions recognized on U.S. income tax returns totaling approximately $2.9 billion. We strongly disagree with the IRS position and have filed petitions with the U.S. Tax Court contesting the IRS proposed adjustments. A trial date has been set for February 2016. We believe that we have meritorious defenses for our tax filings, that the IRS positions with regard to these matters is inconsistent with the applicable tax laws and existing Treasury regulations, and that the previously reported taxes for the years in question are appropriate. Furthermore, we believe that Tyco’s income tax reserves and the liabilities recorded in the Consolidated Balance Sheet for the tax sharing arrangements are appropriate. However, the ultimate resolution of these matters, and the impact of that resolution, are uncertain and could have a materially adverse impact on our financial condition, results of operations and cash flows. In particular, if the IRS is successful in asserting its claim, it would have an adverse impact on interest deductions related to the same intercompany debt in subsequent time periods, totaling approximately $6.6 billion, which is expected to be disallowed by the IRS.
We share responsibility for certain of our, Covidien's and TE Connectivity's income tax liabilities for tax periods prior to and including June 29, 2007.
In connection with the 2007 Separation, Tyco entered into the 2007 Tax Sharing Agreement, which governs the rights and obligations of each party with respect to certain pre-2007 Separation tax liabilities and certain tax liabilities arising in connection with the 2007 Separation. As noted above, Tyco, Covidien and TE Connectivity share 27%, 42% and 31%, respectively, of income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and TE Connectivity's U.S. and certain non-U.S. income tax returns and certain taxes attributable to internal transactions undertaken in anticipation of the 2007 Separation. In the event the 2007 Separation, or certain related transactions, is determined to be taxable as a result of actions taken after the 2007 Separation by Tyco, Covidien, or TE Connectivity, the party responsible for such failure would be responsible for all taxes imposed on Tyco, Covidien, or TE Connectivity as a result thereof. If none of the companies is responsible for such failure, then Tyco, Covidien, and TE Connectivity would be responsible for such taxes in the same manner and in the same proportions as other shared tax liabilities under the 2007 Tax Sharing Agreement. Costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties.
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
Risks Relating to Our Jurisdiction of Incorporation
The anticipated benefits of our change in jurisdiction of incorporation may not be realized.
At a special general meeting held on September 9, 2014, our shareholders approved a merger agreement, dated May 30, 2014, between Tyco International Ltd. and Tyco Ireland, as described in more detail in the proxy statement / prospectus mailed to shareholders on August 1, 2014 related to the merger. We expect this merger to close in November 2014. We may not realize the benefits we anticipate from the merger, and our failure to realize those benefits could have an adverse effect on our business, results of operations or financial condition.
Legislative action in the United States could materially and adversely affect us.
Tax-Related Legislation
Legislative action may be taken by the U.S. Congress which, if ultimately enacted, could limit the availability of tax benefits or deductions that we currently claim, override tax treaties upon which we rely, or otherwise affect the taxes that the United States imposes on our worldwide operations. Such changes could have a material adverse effect on our effective tax rate and/or require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate. In addition, if proposals were enacted that had the effect of disregarding or limiting our ability, currently as a Swiss company and in the near future as an Irish company, to take advantage of tax treaties with the United States, we could incur additional tax expense and/or otherwise incur business detriment.

Legislation Relating to Governmental Contracts
Various U.S. federal and state legislative proposals that would deny governmental contracts to U.S. companies that move their corporate location abroad may affect us. We are unable to predict the likelihood that, or final form in which, any such proposed legislation might become law, the nature of regulations that may be promulgated under any future legislative enactments, or the effect such enactments and increased regulatory scrutiny may have on our business.
Your rights as a shareholder will change as a result of the Merger.
The completion of the merger between the Company and Tyco Ireland will change the governing law that applies to our shareholders from Swiss law (which applies to the Company and its common shares) to Irish law (which applies to Tyco Ireland and its ordinary shares). Many of the principal attributes of Tyco International Ltd. common shares and Tyco Ireland ordinary shares will be materially similar. However, when the merger is completed, your future rights as a shareholder under Irish corporate law will differ from your current rights as a shareholder under Swiss corporate law. In addition, Tyco Ireland’s proposed articles of association will differ from Tyco International Ltd.’s articles of association and organizational regulations. See “Comparison of Rights of Shareholders” in the proxy statement / prospectus related to the merger for more details.
Irish law differs from the laws in effect in the United States and may afford less protection to holders of our securities.
It may not be possible to enforce court judgments obtained in the United States against us in Ireland based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the United States currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Ireland.
As an Irish company, Tyco Ireland will be governed by the Irish Companies Acts, which differ in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of Tyco International plc securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States.
Our effective tax rate may increase.
Although we expect that the merger between Tyco International Ltd. and Tyco Ireland will not have a material effect on our worldwide effective tax rate, there is uncertainty regarding the tax policies of the jurisdictions where we operate, including the potential legislative actions described in these risk factors and our effective tax rate may increase. Additionally, the tax laws of Ireland and other jurisdictions could change in the future, and such changes could cause a material increase in our effective tax rate.
Tyco Ireland will seek Irish High Court approval of the creation of distributable reserves. Tyco Ireland expects this will be forthcoming but cannot guarantee this.
Under Irish law, dividends may only be paid (and share repurchases and redemptions must generally be funded) out of “distributable reserves,” which Tyco Ireland will not have immediately following the closing of the merger between Tyco International Ltd. and Tyco Ireland. The creation of distributable reserves of Tyco Ireland by way of a capital reduction of Tyco Ireland requires the approval of the Irish High Court. The approval of the Irish High Court is expected within approximately six to twelve weeks following the closing of the merger between Tyco International Ltd. and Tyco Ireland. We are not aware of any reason why the Irish High Court would not approve the creation of distributable reserves. However, the issuance of the required order is a matter for the discretion of the Irish High Court. Approval of the creation of distributable reserves by the Irish High Court may also take substantially longer than we anticipate. In the event that distributable reserves of Tyco Ireland are not created, no distributions by way of dividends, share repurchases or otherwise will be permitted under Irish law until such time as the group has created sufficient distributable reserves from its trading activities.
Transfers of Tyco Ireland ordinary shares may be subject to Irish stamp duty.
For the majority of transfers of Tyco Ireland ordinary shares, there will not be any Irish stamp duty. However, Irish stamp duty will become payable in respect of certain share transfers occurring after completion of the merger between Tyco International Ltd. and Tyco Ireland. A transfer of Tyco Ireland ordinary shares from a seller who holds shares beneficially (i.e.

through DTC) to a buyer who holds the acquired shares beneficially will not be subject to Irish stamp duty (unless the transfer involves a change in the nominee that is the record holder of the transferred shares). A transfer of Tyco Ireland ordinary shares by a seller who holds shares directly (i.e. not through DTC) to any buyer, or by a seller who holds the shares beneficially to a buyer who holds the acquired shares directly, may be subject to Irish stamp duty (currently at the rate of 1% of the price paid or the market value of the shares acquired, if higher) payable by the buyer. A shareholder who directly holds shares may transfer those shares into his or her own broker account to be held through DTC without giving rise to Irish stamp duty provided that the shareholder has confirmed to Tyco Ireland’s transfer agent that there is no change in the ultimate beneficial ownership of the shares as a result of the transfer and, at the time of the transfer, there is no agreement in place for a sale of the shares.
Because of the potential Irish stamp duty on transfers of Tyco Ireland ordinary shares, we strongly recommend that all directly registered Tyco International Ltd. shareholders open broker accounts so they can transfer their shares into a broker account as soon as possible, and in any event prior to completion of the merger with Tyco Ireland. We also strongly recommend that any person who wishes to acquire Tyco Ireland ordinary shares after completion of the merger acquire such shares as a beneficial holder.
We currently intend to pay, or cause one of our affiliates to pay, stamp duty in connection with share transfers made in the ordinary course of trading by a seller who holds shares directly to a buyer who holds the acquired shares beneficially. In other cases Tyco Ireland may, in its absolute discretion, pay or cause one of its affiliates to pay any stamp duty. Tyco Ireland’s Memorandum and Articles of Association as they will be in effect after the merger provide that, in the event of any such payment, Tyco Ireland (i) may seek reimbursement from the buyer, (ii) may have a lien against the Tyco Ireland ordinary shares acquired by such buyer and any dividends paid on such shares and (iii) may set-off the amount of the stamp duty against future dividends on such shares. Parties to a share transfer may assume that any stamp duty arising in respect of a transaction in Tyco Ireland ordinary shares has been paid unless one or both of such parties is otherwise notified by Tyco Ireland.
Dividends you receive may be subject to Irish dividend withholding tax.
In certain circumstances, as an Irish tax resident company, we may be required to deduct Irish dividend withholding tax (currently at the rate of 20%) from dividends paid to our shareholders. Whether Tyco Ireland will be required to deduct Irish dividend withholding tax from dividends paid to a shareholder will depend largely on whether that shareholder is resident for tax purposes in a “relevant territory.” A list of the “relevant territories” is included as Annex C to the proxy statement/prospectus related to the merger between Tyco International Ltd. and Tyco Ireland.
Dividends received by you could be subject to Irish income tax.
Dividends paid in respect of Tyco Ireland’s ordinary shares generally will not be subject to Irish income tax where the beneficial owner of these dividends is exempt from dividend withholding tax, unless the beneficial owner of the dividend has some connection with Ireland other than his or her shareholding in Tyco Ireland.
Tyco Ireland shareholders who receive their dividends subject to Irish dividend withholding tax generally will have no further liability to Irish income tax on the dividend unless the beneficial owner of the dividend has some connection with Ireland other than his or her shareholding in Tyco.
If Tyco Ireland ordinary shares are not eligible for deposit and clearing within the facilities of DTC, then transactions in Tyco Ireland’s securities may be disrupted.
The facilities of DTC are a widely-used mechanism that allow for rapid electronic transfers of securities between the participants in the DTC system, which include many large banks and brokerage firms. Upon the completion of the merger between Tyco International Ltd. and Tyco Ireland, Tyco Ireland ordinary shares will be eligible for deposit and clearing within the DTC system. Tyco Ireland has entered into arrangements with DTC whereby Tyco Ireland will agree to indemnify DTC for any stamp duty that may be assessed upon it as a result of its service as a depository and clearing agency for Tyco Ireland’s ordinary shares.
DTC is not obligated to accept Tyco Ireland ordinary shares for deposit and clearing within its facilities at the closing and, even if DTC does initially accept Tyco Ireland ordinary shares, it will generally have discretion to cease to act as a depository and clearing agency for Tyco Ireland ordinary shares. If DTC determines at any time after the completion of the merger that Tyco Ireland ordinary shares are not eligible for continued deposit and clearance within its facilities, then we believe Tyco Ireland ordinary shares would not be eligible for continued listing on a U.S. securities exchange or inclusion in the Standard & Poor’s 500 Index and trading in Tyco Ireland ordinary shares would be disrupted. While Tyco Ireland would pursue alternative arrangements to preserve its listing and maintain trading, any such disruption could have a material adverse effect on the trading price of the Tyco Ireland ordinary shares.

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
We operate from approximately 900 locations in about 50 countries. These properties total approximately 14 million square feet, of which 10 million square feet are leased and 4 million square feet are owned.
NA Installation & Services operates through a network of offices, warehouse and distribution centers, and service and manufacturing facilities located in North America. The group occupies approximately 5 million square feet, of which 4 million square feet are leased and 1 million square feet are owned.
ROW Installation & Services operates through a network of offices, warehouse and distribution centers, and service and manufacturing facilities located in Central America, South America, Europe, the Middle East, Africa and the Asia-Pacific region. The group occupies approximately 4 million square feet, of which 3 million square feet are leased and 1 million square feet are owned.
Global Products has manufacturing facilities, network of offices, and warehouses and distribution centers throughout North America, Central America, South America, Europe, the Middle East, Africa and the Asia-Pacific region. The group occupies approximately 5 million square feet, of which 3 million square feet are leased and 2 million square feet are owned.
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
With respect to Mr. Kozlowski, in the first quarter of fiscal 2014, the parties signed an agreement resolving all outstanding disputes with Mr. Kozlowski, and with Mr. Kozlowski agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements, including the Key Employee Loan Program, that were alleged to have existed between him and the Company. As a result, in the first quarter of fiscal 2014, the Company reversed the net liability of approximately $92 million, which was recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations for the amounts allegedly due to him. Additionally, the Company will be entitled to a portion of the proceeds, if any, from the future sale of certain assets owned by Mr. Kozlowski, the timing and amount of which is uncertain at this time. During the quarter ended June 27, 2014, the Company received a $4 million recovery from the sale of property owned by Mr. Kozlowski, which was recognized as a reduction to Selling, general and administrative expenses.
With respect to Mr. Swartz, during the second quarter of fiscal 2012, the Company reversed a $50 million liability related to Mr. Swartz's pay and benefits due to the expiration of the statute of limitations and in July 2013, the parties reached an agreement in principle to resolve the matter, with Mr. Swartz agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements alleged to have existed between him and the Company. In November 2014, the parties executed a definitive settlement agreement and the Company received approximately $12 million in cash from Mr. Swartz, a portion of which will be shared with the members of the class action settlement.
Environmental Matters
Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 26, 2014, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $38 million to $79 million. As of September 26, 2014, Tyco concluded that the best estimate within this range is approximately $42 million, of which $23 million is included in Accrued and other current liabilities and Accounts payable and $19 million is included in Other liabilities in the Company's Consolidated Balance Sheet.
The majority of the liabilities described above relate to ongoing remediation efforts at a facility in the Company's Global Products segment located in Marinette, Wisconsin, which the Company acquired in 1990 in connection with its acquisition of, among other things, the Ansul product line. Prior to Tyco's acquisition, Ansul manufactured arsenic-based agricultural herbicides at the Marinette facility, which resulted in significant arsenic contamination of soil and groundwater on the Marinette site and in parts of the adjoining Menominee River. Ansul has been engaged in ongoing remediation efforts at the Marinette site since 1990, and in February 2009 entered into an Administrative Consent Order (the "Consent Order") with the U.S. Environmental Protection Agency to address the presence of arsenic at the Marinette site. Under this agreement, Ansul's principal obligations are to contain the arsenic contamination on the site, pump and treat on-site groundwater, dredge, treat and properly dispose of contaminated sediments in the adjoining river areas, and monitor contamination levels on an ongoing basis. Activities completed under the Consent Order since 2009 include the installation of a subsurface barrier wall around the facility to contain contaminated groundwater, the installation of a groundwater extraction and treatment system and the dredging and offsite disposal of treated river sediment. As of September 26, 2014, the Company concluded that its remaining remediation and monitoring costs related to the Marinette facility were in the range of approximately $27 million to $54 million. The Company's best estimate within that range is approximately $30 million, of which $18 million is included in Accrued and other current liabilities and $12 million is included in Other liabilities in the Company's Consolidated Balance Sheet. During the years ended September 26, 2014, September 27, 2013, and September 28, 2012, the Company recorded nil, $100 million, and $17 million of charges, respectively, in Selling, general and administrative expenses in the Consolidated Statement of Operations. Although the Company has recorded its best estimate of the costs that it will incur to remediate and monitor the arsenic contamination at the Marinette facility, it is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows.
Asbestos Matters
The Company and certain of its subsidiaries, including Yarway Corporation (“Yarway”) and Grinnell LLC (“Grinnell”), along with numerous other third parties, are named as defendants in personal injury lawsuits based on alleged exposure to asbestos containing materials. Over 90% of cases pending against affiliates of the Company have been filed against Yarway or Grinnell, and have typically involved product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were used with asbestos containing components. Claims filed against Yarway derive from Yarway’s purported use of asbestos-containing gaskets and packing in the sale or distribution of steam valves and traps and from its alleged manufacture of asbestos-containing expansion joint packing. Yarway’s alleged manufacture, distribution and/or sale of asbestos-containing materials ceased by 1988, and Yarway ceased substantially all of its manufacturing, distribution and sales operations in 2003. Claims filed against Grinnell typically allege that it manufactured, sold or distributed valves, gaskets, piping and sprinkler systems containing asbestos.
As of September 26, 2014, the Company has determined that there were approximately 5,600 claims pending against it, which includes approximately 3,200 claims pending against Yarway. This amount reflects the Company's current estimate of the number of viable claims made against it and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants, are duplicative of other actions or for which the Company is indemnified by third parties. Additionally, as a result of the Yarway bankruptcy filing described below, claims against Yarway have been stayed since April 2013.

The following table summarizes the activity in the asset and liability accounts related to these asbestos matters for the year ended September 26, 2014 ($ in millions):

	As of September 27, 2013	(Charge)/Benefit	Payments/(Receipts)	As of September 26, 2014

Yarway:
Insurance assets	$—	$—	$—	$—
Gross asbestos liabilities	(90)	(225)	—	(315)
Net liability position	$(90)	$(225)	$—	$(315)

Other Claims:
Insurance assets	$152	$93	$—	$245
Gross asbestos liabilities	(231)	(325)	18	(538)
Net liability position	$(79)	$(232)	$18	$(293)

Total Tyco:
Insurance assets	$152	$93	$—	$245
Gross asbestos liabilities	(321)	(550)	18	(853)
Total net liability position	$(169)	$(457)	$18	$(608)
Yarway
As previously disclosed, on April 22, 2013, Yarway filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). As a result of this filing, the continuation or commencement of asbestos-related litigation against Yarway has been enjoined by the automatic stay imposed by the U.S. Bankruptcy Code. Yarway's goal has been to negotiate, obtain approval of, and consummate a plan of reorganization that establishes a trust to fairly and equitably value and pay current and future Yarway asbestos claims, and that, in exchange for funding of the trust by the Company and/or its subsidiaries, provides permanent injunctive relief protecting the Company, each of its current and former affiliates and various other parties (the “Company Protected Parties”) from any further asbestos claims based on products manufactured, sold, and/or distributed by Yarway. On October 9, 2014, the Company reached an agreement in principle with Yarway, the Official Committee of Asbestos Claimants (“ACC”) appointed in the Yarway Chapter 11 case as the representative of current Yarway asbestos claimants, and the Future Claimants Representative (“FCR”) appointed in the Yarway Chapter 11 case as the representative of future Yarway asbestos claimants, to fund a section 524(g) trust for the resolution and payment of current and future Yarway asbestos claims. The agreement in principle, which will be implemented through a Chapter 11 plan for Yarway, will resolve the potential liability of the Company Protected Parties for pending and future derivative personal injury claims related to exposure to asbestos-containing products that were allegedly manufactured, distributed, and/or sold by Yarway (“Yarway Asbestos Claims”). Under the Chapter 11 plan, an asbestos settlement trust (the “Yarway Trust”) that conforms to the provisions of Section 524(g) of the U.S. Bankruptcy Code will be established and, on the effective date of the Chapter 11 plan, the Company and Yarway will contribute to the Yarway Trust a total of $325 million in cash (“Settlement Consideration”), which includes approximately $100 million relating to the settlement of intercompany amounts allegedly due to Yarway. In exchange for the Settlement Consideration, each of the Company Protected Parties will receive the benefit of a release from Yarway and an injunction under section 524(g) of the Bankruptcy Code permanently enjoining the assertion of Yarway Asbestos Claims against those Parties. The agreement in principle is subject, among other things, to the negotiation and filing of a Chapter 11 plan of reorganization for Yarway incorporating the terms of such agreement (the “Plan”), acceptance of the Plan by at least 75% of Yarway’s current asbestos claimants voting on such Plan, confirmation of the Plan by the Bankruptcy Court and approval of the injunction in favor of the Company Protected Parties by the United States District Court for the District of Delaware (“District Court”). On the effective date of the Plan, which is anticipated to occur in the second half of fiscal 2015, the Company and Yarway will pay the Settlement Consideration and Yarway Asbestos Claims against the Company Protected Parties will be permanently enjoined. Yarway is anticipated to become a wholly-owned subsidiary of the Yarway Trust and, accordingly, would no longer be owned by or be part of a consolidated group with the Company. Unless extended by a further agreement, the agreement in principle will expire if the order confirming the Plan and implementing the injunction has not been entered or affirmed by the District Court by April 30, 2015, or if the effective date of the Plan has not occurred by September 15, 2016. As a result of the agreement in principle to settle, the Company has recorded a charge of $225 million in Selling, general and administrative expenses in the Consolidated Statement of Operations during the fourth fiscal quarter of 2014.

As a result of filing the voluntary bankruptcy petition during the third quarter of fiscal 2013, the Company recorded an expected loss upon deconsolidation of $10 million related to the Yarway Chapter 11 filing, which continues to represent the Company’s best estimate of its loss.
Other Claims
The Company continuously assesses the sufficiency of its estimated liability for pending and future asbestos claims and defense costs. On a quarterly basis, the Company evaluates actual experience regarding asbestos claims filed, settled and dismissed, amounts paid in settlements, and the recoverability of its insurance assets. If and when data from actual experience demonstrate an unfavorable discernible trend, the Company performs a valuation of its asbestos related liabilities and corresponding insurance assets including a comprehensive review of the underlying assumptions. In addition, the Company evaluates its ability to reasonably estimate claim activity beyond its current look-forward period in order to assess whether such period is appropriate. In addition to claims and litigation experience, the Company considers additional qualitative and quantitative factors such as changes in legislation, the legal environment, the Company’s strategy in managing claims and obtaining insurance, including its defense strategy, and health related trends in the overall population of individuals potentially exposed to asbestos. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance assets is warranted.
During the fourth quarter of fiscal 2014, the Company concluded that an unfavorable trend had developed in actual claim filing activity compared to projected claim filing activity established during the Company’s most recent valuation. Accordingly, the Company, with the assistance of independent actuarial service providers, performed a revised valuation of its asbestos-related liabilities and corresponding insurance assets. As part of the revised valuation, the Company assessed whether a change in its look-forward period was appropriate, taking into consideration its more extensive history and experience with asbestos-related claims and litigation (including its experience with Yarway), and determined that it was now possible to make a reasonable estimate of the actuarially determined ultimate risk of loss for pending and unasserted potential future asbestos-related claims through 2056. In connection with the revised valuation, the Company considered a recent settlement with one of its insurers calling for the establishment of a qualified settlement fund, and the results of a separate independent actuarial consulting firm report conducted in the fourth quarter to assist the Company in obtaining insurance to fully fund all estimable asbestos-related claims (excluding Yarway claims) incurred through 2056.
The independent actuarial service firm calculated a total estimated liability for asbestos-related claims of the Company, which reflects the Company’s best estimate of its ultimate risk of loss to resolve all pending and future claims (excluding Yarway claims) through 2056, which is the Company’s reasonable best estimate of the actuarially determined time period through which asbestos-related claims will be filed against Company affiliates.
In conjunction with determining the total estimated liability, the Company retained an independent third party to assist it in valuing its insurance assets responsive to asbestos-related claims, excluding Yarway claims. These insurance assets represent amounts due to the Company for previously settled claims and the probable reimbursements relating to its total liability for pending and unasserted potential future asbestos claims and defense costs. In calculating this amount, the Company used the estimated asbestos liability for pending and projected future claims and defense costs described above, and it also considered the amount of insurance available, the solvency risk with respect to the Company's insurance carriers, resolution of insurance coverage issues, gaps in coverage, allocation methodologies, and the terms of existing settlement agreements with insurance carriers.
As a result of the activity described above, the Company recorded a net charge, in addition to the amounts described above for Yarway, of $240 million in Selling, general and administrative expenses in the Consolidated Statement of Operations during the quarter ended September 26, 2014. Although the Company’s methodology established a range of estimates of reasonably possible outcomes, the Company recorded its best estimate within such range based upon currently known information. The Company's estimated gross asbestos liability, excluding Yarway, of $538 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs, and separately as an asset for insurance recoveries of $245 million. The aforementioned total estimated liability is on a pre-tax basis, not discounted for the time-value of money, and includes defense costs, which is consistent with the Company’s historical accounting practices.
The effect of the change in our look-forward period reduced income from continuing operations before income taxes and net income by approximately $116 million and $71 million, respectively. In addition, the effect of the change decreased the Company's basic income from continuing operations and net income by $0.16 per share, and decreased the Company's diluted income from continuing operations and net income by $0.15 per share.
The amounts recorded by the Company for asbestos-related liabilities and insurance-related assets are based on the Company's strategies for resolving its asbestos claims, currently available information, and a number of estimates and assumptions. Key variables and assumptions include the number and type of new claims that are filed each year, the average cost of resolution of claims, the identity of defendants, the resolution of coverage issues with insurance carriers, amount of insurance, and the solvency risk with respect to the Company's insurance carriers. Many of these factors are closely linked, such that a change in one variable or assumption will impact one or more of the others, and no single variable or assumption predominately influences the determination of the Company's asbestos-related liabilities and insurance-related assets. Furthermore, predictions with respect to these variables are subject to greater uncertainty in the later portion of the projection period. Other factors that may affect the Company's liability and cash payments for asbestos-related matters include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms of state or federal tort legislation and the applicability of insurance policies among subsidiaries. As a result, actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company's calculations vary significantly from actual results.
In connection with the foregoing, during the third quarter of fiscal 2014, the Company resolved disputes with certain of its historical insurers and agreed that certain insurance proceeds will be used to establish and fund a qualified settlement fund (“QSF”), within the meaning of the Internal Revenue Code, which will be used for the resolution of asbestos liabilities of the Company, other than Yarway asbestos claims. It is intended that the QSF will receive future insurance payments and proceeds from third party insurers and, in addition, will fund and manage liabilities for certain historical operations of the Company. In addition, the Company expects to make cash contributions to the QSF structure within the next 12 months of approximately $275 million to purchase insurance that will be dedicated to, and is expected to fully fund, these liabilities.
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
The IRS asserted in the Notices of Deficiency that substantially all of Tyco's intercompany debt originated during the 1997 - 2000 period should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest and related deductions recognized on U.S. income tax returns totaling approximately $2.9 billion. Tyco strongly disagrees with the IRS position and has filed petitions with the U.S. Tax Court contesting the IRS proposed adjustments. A trial date has been set for February 2016. Tyco believes that it has meritorious defenses for its tax filings, that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and existing Treasury regulations, and that the previously reported taxes for the years in question are appropriate.
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
See Note 6 to the Consolidated Financial Statements for additional information related to income tax matters.

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
SimplexGrinnell LP (“SG”), a subsidiary of the Company in the North America Installation & Services segment, has been named as a defendant in several lawsuits seeking damages for SG’s alleged failure to pay prevailing wages in connection with work performed on state and local municipal projects.   In New York, the U.S. District Court had granted SG’s  motion for summary judgment dismissing plaintiffs’ claims for prevailing wages on testing and inspection work, which was based primarily on a 2009 opinion of the New York Department of Labor (“DOL”) that testing and inspection work would be considered covered by the prevailing wage law only on a prospective basis.   Plaintiffs appealed this decision to the U.S. Court of Appeals for the Second Circuit, which in turn asked the NY Court of Appeals whether the lower court should have given deference to the DOL’s prospective-only application of law.  The NY Court of Appeals recently ruled that the lower court did not have to give deference to the DOL based on an amicus brief submitted by the DOL in which it stated the Court need not have given it deference.  As a result, the Company recorded a $10 million charge in Cost of services in the Consolidated Statement of Operations during the fourth quarter of fiscal 2014. SG also is a defendant in two other lawsuits related to prevailing wages in New Jersey and California.   SG has agreed in principle to settle the California lawsuit for approximately $5 million subject to Court approval, which the Company had previously reserved.
In November 2014, the Company received and responded to recent inquiries from the US Department of the Navy regarding the formulation of certain aqueous film forming foam (AFFF) concentrates. The Company is investigating such matters and ceased selling certain AFFF and other foam products pending the outcome of its investigation.  One AFFF product has been removed from the Navy’s Qualified Products List (QPL). The Company is in communication with appropriate governmental authorities about its investigation and is also communicating with the government regarding the qualification of these products. At this time, we cannot predict the outcome of these inquiries and whether this will result in further action by the Navy or other governmental authorities, but it is possible that the Company could be required to pay material fines, consent to injunctions on future conduct, experience suspension or debarment from government contracts, or suffer other criminal or civil penalties or adverse impacts, including being subject to lawsuits brought by private litigants, each of which may have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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
The number of registered holders of Tyco's common shares as of November 7, 2014 was 20,460.
Tyco common shares are listed and traded on the NYSE under the symbol "TYC." The following table sets forth the high and low closing sales prices of Tyco common shares as reported by the NYSE, and the dividends declared on Tyco common shares, for the quarterly periods presented below.

	Year Ended September 26, 2014			Year Ended September 27, 2013
	Market Price Range			Market Price Range
			Dividends Declared Per Common Share(1)			Dividends Declared Per Common Share(1)
Quarter	High	Low		High	Low
First	$41.21	$34.20	$0.16	$29.48	$26.50	$0.15
Second	43.82	39.40	0.16	32.34	29.25	0.15
Third	46.46	40.61	0.18	34.50	30.70	0.16
Fourth	45.95	42.70	0.18	35.91	32.93	0.16
			$0.68			$0.62
_______________________________________________________________________________

(1)
Dividends proposed by Tyco's Board of Directors are subject to shareholder approval. Shareholders approved an annual cash dividend of $0.72 at the Company's annual general meeting on March 5, 2014, covering quarterly dividend payments from May 2014 through February 2015. Shareholders approved an annual cash dividend of $0.64 at the Company's annual general meeting on March 6, 2013, covering quarterly dividend payments from May 2013 through February 2014. Shareholders approved cash dividends of $0.50 (pre-2012 Separation) and $0.30 (reflecting the impact of the 2012 Separation) at the annual meeting held on March 7, 2012 and the special general meeting held on September 17, 2012, respectively, covering quarterly dividend payments through February 2013.

Dividend Policy
The Company makes dividend payments from its contributed surplus equity position. These payments are made free of Swiss withholding taxes and are effectively denominated in U.S. dollars. Under Swiss law, the authority to declare dividends is vested in the Company's general meeting of shareholders.
Upon the closing of the merger transaction between Tyco International Ltd. and its wholly-owned subsidiary, Tyco Ireland, which is expected to occur in November 2014, our jurisdiction of incorporation will change from Switzerland to Ireland. As a result, the authority to declare and pay dividends will be vested in the Board of Directors. The timing, declaration and payment of future dividends to holders of our common shares will be determined by our Board of Directors and will depend upon many factors, including our financial condition and results of operations, the capital requirements of our businesses, industry practice and any other relevant factors.
Under Irish law, dividends may only be paid (and share repurchases and redemptions must generally be funded) out of “distributable reserves,” which Tyco Ireland will not have immediately following the closing of the merger between Tyco International Ltd. and Tyco Ireland. The creation of distributable reserves of Tyco Ireland by way of a capital reduction of Tyco Ireland requires the approval of the Irish High Court and, in connection with seeking such court approval, we have obtained the approval of our shareholder to create distributable reserves for Tyco Ireland (through the reduction of the share premium account of Tyco Ireland).
The approval of the Irish High Court is expected within approximately six to twelve weeks following the closing of the merger between Tyco International Ltd. and Tyco Ireland. We are not aware of any reason why the Irish High Court would not approve the creation of distributable reserves. However, the issuance of the required order is a matter for the discretion of the Irish High Court. In the event that distributable reserves of Tyco Ireland are not created, no distributions by way of dividends, share repurchases or otherwise will be permitted under Irish law (with the exception of the dividend that is scheduled to be paid in February 2015) until such time as the group has created sufficient distributable reserves from its trading activities.

Performance Graph
Set forth below is a graph comparing the cumulative total shareholder return on Tyco's common shares against the cumulative return on the S&P 500 Index and the S&P 500 Industrials Index, assuming investment of $100 on September 25, 2009, including the reinvestment of dividends. The graph shows the cumulative total return as of the fiscal years ended September 24, 2010, September 30, 2011, September 28, 2012, September 27, 2013 and September 26, 2014.

Comparison of Cumulative Five Year Total Return
Total Return To Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage Years Ended
Company/Index	9/10	9/11	9/12	9/13	9/14
Tyco International Ltd.	16.16	8.06	40.85	26.95	28.66
S&P 500 Index	12.23	0.49	30.20	20.06	19.64
S&P 500 Industrials Index	20.95	(5.28)	29.60	29.29	15.42

	9/09	9/10	9/11	9/12	9/13	9/14
Tyco International Ltd.	$100	$116.16	$125.52	$176.79	$224.44	$288.76
S&P 500 Index	100	112.23	112.77	146.83	176.29	210.91
S&P 500 Industrials Index	100	120.95	114.57	148.49	191.98	221.59

Equity Compensation Plan Information
The following table provides information as of September 26, 2014 with respect to Tyco's common shares issuable under its equity compensation plans:

	Equity Compensation Plan
Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders:
2012 Stock and Incentive Plan(1)	8,519,966	$30.83	35,087,826
2004 Stock and Incentive Plan(2)	10,461,375	20.54	—
ESPP(3)	—		2,919,845
	18,981,341		38,007,671
Equity compensation plans not approved by shareholders:
Broadview Security Plans(4)	19,526	12.00	—
	19,526		—
Total	19,000,867		38,007,671

(1)
The Tyco International Ltd. 2012 Stock and Incentive Plan ("2012 Plan") provides for the award of stock options, restricted stock units, performance share units and other equity and equity-based awards to members of the Board of Directors, officers and non-officer employees. The amount in column (a) consists of:

5,555,909	Shares that may be issued upon the exercise of stock options;
1,573,753	Shares that may be issued upon the vesting of restricted stock units;
1,387,651	Shares that may be issued upon the vesting of performance share units; and
2,653	Dividend equivalents earned on deferred stock units ("DSU") granted under the Company’s Long Term Incentive Plan ("LTIP I") and its 2004 Stock and Incentive Plan ("2004 Plan").
8,519,966	Total

The amount in column (c) includes the aggregate shares available under the 2012 Plan and includes shares that were subject to awards under the 2004 Plan that were outstanding between September 28, 2013 and September 26, 2014, but which had been forfeited for any reason as of September 26, 2014 (other than by reason of exercise or settlement of the awards).

(2)
The 2004 Plan provided for the award of stock options, restricted stock units, performance share units and other equity and equity-based awards to members of the Board of Directors, officers and non-officer employees. The amount in column (a) consists of:

9,550,930	Shares that may be issued upon the exercise of stock options;
837,547	Shares that may be issued upon the vesting of restricted stock units; and
72,898	DSUs and dividend equivalents earned on DSUs.
10,461,375	Total

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (1)
6/28/2014 - 7/25/2014	7,034,189	$45.44	7,029,336
7/26/2014 - 8/29/2014	8,068,419	44.18	8,068,419
8/30/2014 - 9/26/2014	7,896,692	44.44	7,894,970	$1,416,789,994
(1) The Company's Board of Directors approved a $1 billion share repurchase program in September 2014.

The transactions in the table above represent the repurchase of common shares on the New York Stock Exchange. During the fourth quarter of 2014, there were approximately 23 million common shares repurchased on the New York Stock Exchange under the existing share repurchase authority. In addition, certain transactions in the table above represent the acquisition of shares by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. As of September 26, 2014, after including the $1 billion approved authority described above, approximately $1.4 billion in share repurchase authority remained outstanding.
Item 6.    Selected Financial Data
The following table sets forth selected consolidated financial data of Tyco. This data is derived from Tyco's Consolidated Financial Statements for the years ended September 26, 2014, September 27, 2013, September 28, 2012, September 30, 2011, and September 24, 2010, respectively. Tyco has a 52 or 53-week fiscal year that ends on the last Friday in September. Fiscal years 2014, 2013, 2012, and 2010 were all 52-week years, while fiscal 2011 was a 53-week year.
Certain prior period amounts have been reclassified to conform with current period presentation. Specifically, the Company has reclassified the operations of its South Korean security business and several businesses in the ROW Installation & Services segment to income from discontinued operations in the Consolidated Statements of Operations and the assets and liabilities as held for sale within the Consolidated Balance Sheets as they satisfied the criteria to be presented as discontinued operations. See Note 3 to our Consolidated Financial Statements for additional information.

	2014	2013	2012(3)(4)	2011	2010
Consolidated Statements of Operations Data:
Net revenue	$10,340	$10,073	$9,892	$10,081	$10,610
Income (loss) from continuing operations attributable to Tyco common shareholders (1)	794	443	(412)	548	233
Net income attributable to Tyco common shareholders(2)	1,838	536	472	1,719	1,130
Basic earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	1.74	0.96	(0.89)	1.16	0.48
Net income	4.04	1.15	1.02	3.63	2.33
Diluted earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	1.71	0.94	(0.89)	1.14	0.48
Net income	3.97	1.14	1.02	3.59	2.31
Cash dividends per share	0.68	0.62	0.90	0.99	0.86
Consolidated Balance Sheet Data (End of Year):
Total assets	$11,809	$12,176	$12,365	$26,702	$27,066
Long-term debt	1,443	1,443	1,481	4,105	3,608
Total Tyco shareholders' equity	4,647	5,098	4,994	14,149	14,066
_______________________________________________________________________________

(1)
Income (loss) from continuing operations attributable to Tyco common shareholders for the fiscal years 2014 and 2012 includes asbestos related charges of $462 million and $111 million, respectively. Fiscal 2014 also includes $96 million of legacy legal reversal and recoveries. In addition, fiscal 2013 includes $100 million in environmental remediation costs related to our Marinette facility. See Note 13 to the Consolidated Financial Statements.

(2)
Net income attributable to Tyco common shareholders for the fiscal years 2014, 2013, 2012, 2011 and 2010 includes Income from discontinued operations of $1,044 million, $93 million, $80 million, $69 million and $62 million primarily related to ADT Korea. Net income (loss) attributable to Tyco common shareholders for the fiscal years 2012, 2011, and 2010 also includes Income from discontinued operations of $804 million, $1,102 million, and $835 million, respectively, which is primarily related to ADT and Tyco Flow Control. The increase in net income attributable to common shareholders for 2014 also includes a gain of $216 million relating to the sale of Atkore. See Note 3 to the Consolidated Financial Statements.

(3)	The decrease in total assets and total Tyco shareholders' equity in fiscal 2012 is due to the distribution of our former North American residential security and flow control businesses.

(4)	The decrease in long-term debt is due to the $2.6 billion redemption of various debt securities in connection with the 2012 Separation. See Note 10 to the Consolidated Financial Statements.

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
On May 30, 2014, we entered into a Merger Agreement ("Merger Agreement") with Tyco International plc, a newly-formed Irish public limited company and a wholly-owned subsidiary of Tyco ("Tyco Ireland"). Under the Merger Agreement, Tyco will merge with and into Tyco Ireland, with Tyco Ireland being the surviving company. This Merger will result in Tyco Ireland becoming Tyco's publicly-traded parent company and change the jurisdiction of organization of Tyco from Switzerland to Ireland. The Merger received shareholder approval at the special general meeting of shareholders on September 9, 2014. We expect the Merger to become effective in November 2014.
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
Certain prior period amounts have been reclassified to conform with current period presentation. Specifically, the Company has reclassified the operations of its ADT Korea business and several other ROW Installation & Services businesses to Income from discontinued operations in the Consolidated Statements of Operations and the Assets and liabilities as held for sale within the Consolidated Balance Sheets as they satisfied the criteria to be presented as discontinued operations. We completed the sale of ADT Korea on May 22, 2014 and we expect to complete the sale of the other identified ROW Installation & Services businesses by the third quarter of fiscal 2015. See Note 3 to our Consolidated Financial Statements for additional information.
Recent Transactions
On May 22, 2014, the Company, together with its wholly-owned subsidiary Tyco Far East Holdings Ltd. (the “Seller”) completed the sale of Tyco Fire & Security Services Korea Co. Ltd. and its subsidiaries that form and operate the Company’s ADT Korea business to an affiliate of The Carlyle Group. The transaction took the form of a sale by the Seller of all of the stock of Tyco Fire & Security Services Korea Co. Ltd. for an aggregate purchase price of $1.93 billion.
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
As a result of the 2012 Separation, we incurred separation related costs during fiscal 2014, 2013 and 2012 including professional services, marketing and information technology related costs, and we expect to continue to incur separation related costs during fiscal 2015. During fiscal 2014, the Company incurred pre-tax costs related to the 2012 Separation of $53 million recorded within continuing operations (primarily in Selling, general and administrative expenses) and pre-tax costs of $1 million within discontinued operations. During 2013, the Company incurred pre-tax costs related to the 2012 Separation of $69 million recorded within continuing operations (primarily within Selling, general and administrative expenses) and pre-tax gain of $8 million within discontinued operations. During 2012, we incurred separation related costs including debt refinancing, tax restructuring, professional services, restructuring and impairment charges and employee-related costs. During 2012, the Company incurred pre-tax costs related to the 2012 Separation of $561 million recorded within continuing operations and $278 million within discontinued operations. Costs incurred within continuing operations in fiscal 2012 include a charge of $453 million due to the early extinguishment of debt, as the Company refinanced its long-term debt as a result of the 2012 Separation.
During fiscal 2014 and 2013, respectively, the Company paid $58 million and $165 million in separation costs, all of which is included within continuing operations. During fiscal 2012, the Company paid $186 million in separation costs, $18 million of which is included within continuing operations. See Note 2 to the Consolidated Financial Statements.
Business Overview
We are a leading global provider of security products and services, fire detection and suppression products and services and life safety products. We utilize our extensive global footprint of approximately 900 locations, including manufacturing facilities, service and distribution centers, monitoring centers and sales offices, to provide solutions and localized expertise to our global customer base. We provide an extensive range of product and service offerings to over 3 million customers in more than 100 countries through multiple channels. Our revenues are broadly diversified across the United States and Canada (collectively “North America”); Central America and South America (collectively “Latin America”); Europe, the Middle East, and Africa (collectively “EMEA”) and the Asia-Pacific geographic areas. The following chart reflects our fiscal 2014 net revenue by geographic area.

Fiscal 2014 Net Revenue by Geographic Area
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
Results of Operations
Consolidated financial information is as follows:

	For the Years Ended
($ in millions)	September 26, 2014	September 27, 2013	September 28, 2012
Net revenue	$10,340	$10,073	$9,892
Net revenue growth	2.7%	1.8%	NA
Organic revenue growth	2.6%	0.8%	NA
Operating income	$697	$709	$578
Operating margin	6.7%	7.0%	5.8%
Interest income	$14	$16	$18
Interest expense	97	100	209
Other expense, net	1	29	454
Income tax expense	(24)	(108)	(320)
Equity income (loss) in earnings of unconsolidated subsidiaries	206	(48)	(26)
Income (loss) from continuing operations attributable to Tyco common shareholders	794	443	(412)
Net Revenue:
Fiscal 2014
Net revenue for the year ended September 26, 2014 increased by $267 million, or 2.7%, to $10,340 million as compared to net revenue of $10,073 million for the year ended September 27, 2013. On an organic basis, net revenue grew by $255 million, or 2.6%, year over year as a result of growth in all three segments, led primarily by Global Products and to a lesser extent ROW and NA Installation & Services. Net revenue was favorably impacted by $201 million, or 2.0%, as a result of acquisitions primarily within our ROW Installation & Services and Global Products segments. Net revenue growth was unfavorably impacted by divestitures of $107 million, or 1.1%, primarily in our ROW and NA Installation & Services segments. Changes in foreign currency exchange rates, primarily in our ROW Installation & Services segment, unfavorably impacted net revenue by $82 million, or 0.8%.
Fiscal 2013
Net revenue for the year ended September 27, 2013 increased by $181 million, or 1.8%, to $10,073 million as compared to net revenue of $9,892 million for the year ended September 28, 2012. On an organic basis, net revenue grew by $82 million, or 0.8%, year over year, primarily as a result of revenue growth in our Global Products segment, partially offset by a decline in our NA Installation & Services segment driven by our security business. Net revenue was favorably impacted by acquisitions of $168 million, or 1.7%, primarily within our ROW Installation & Services and Global Products segments. Changes in foreign currency exchange rates, primarily in our ROW Installation & Services segment, unfavorably impacted net revenue by $70 million, or 0.7%. Net revenue growth was also unfavorably impacted by divestitures of $38 million, or 0.4%, primarily in our NA Installation & Services segment.
Operating Income:
Operating income for the year ended September 26, 2014 decreased $12 million, or 1.7%, to $697 million, as compared to operating income of $709 million for the year ended September 27, 2013. Operating income for the year ended September 26, 2014 was unfavorably impacted by asbestos related charges of $225 million relating to an agreement in principle reached with creditors of Yarway, an indirect subsidiary of the Company, and $240 million as a result of an updated valuation performed over the Company's estimated liability for asbestos related claims (excluding Yarway claims). Operating income for the year ended September 26, 2014 was favorably impacted by the reversal of a compensation reserve of $92 million established in respect of legacy litigation with former management, a gain of $16 million relating to a settlement with CIT, a former subsidiary of the Company, and a $21 million insurance recovery related to China. In addition, the year ended September 26, 2014 was also favorably impacted by a $100 million decline in environmental remediation costs related to our Global Products facility in Marinette, Wisconsin and a decrease in restructuring charges of $62 million. See Note 13 to our Consolidated Financial Statements for further information on our asbestos, environmental and legacy legal matters.

Operating income for the year ended September 27, 2013 increased $131 million, or 22.7%, to $709 million, as compared to operating income of $578 million for the year ended September 28, 2012. Operating income for the year ended September 27, 2013 was favorably impacted by our net revenue growth, a smaller corporate footprint as a result of the 2012 Separation, as well as a higher mix of service revenue and operational improvements across all of our businesses. Operating income for the year ended September 27, 2013 was also favorably impacted by a $99 million decline in net asbestos charges. Operating income for the year ended September 27, 2013 was unfavorably impacted by an $83 million increase in environmental remediation charges as well as an increase in restructuring charges. Operating income for the year ended September 27, 2013 was also unfavorably impacted by a charge of $27 million resulting from the write-off of an insurance receivable that had been established in respect of a legacy claim.
Items impacting operating income for fiscal 2014, 2013 and 2012 are as follows:

	For the Years Ended
($ in millions)	September 26, 2014	September 27, 2013	September 28, 2012
Restructuring, repositioning and asset impairment charges, net	$93	$131	$104
Environmental remediation costs - Marinette	—	100	17
Asbestos related charges	462	12	111
(Gain) loss on divestitures	(2)	20	14
Separation costs	53	69	75
Legacy legal (gains) charges	(96)	27	(4)
China insurance recovery	(21)	—	—
CIT settlement gain	(16)	—	—
Loss on sale of investment	7	—	—
Acquisition and integration costs	3	4	9
IRS litigation costs	4	—	—
We continue to identify and pursue opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across our businesses. Additionally, we initiated certain global actions during fiscal 2013 designed to reduce our cost structure and improve future profitability by streamlining operations and better aligning functions, which we refer to as repositioning actions. The Company expects to incur approximately $100 million to $150 million of restructuring and repositioning charges in fiscal 2015. See Note 4 to the Consolidated Financial Statements.
Income (loss) from continuing operations attributable to Tyco common shareholders:
Interest Income and Expense
Interest income was $14 million in 2014, as compared to $16 million and $18 million in 2013 and 2012, respectively. Interest income decreased in 2014 compared to 2013 primarily due to interest income received in fiscal 2013 related to a working capital adjustment related to the 2012 spin-off of Tyco Flow Control.
Interest expense was $97 million in 2014, as compared to $100 million and $209 million in 2013 and 2012, respectively. The weighted-average interest rate on total debt outstanding was 6.5% for all three fiscal years. The decrease in interest expense from 2012 to 2013 was primarily related to savings realized from the $2.6 billion debt redemptions in 2012. See Note 10 to the Consolidated Financial Statements.

Other Income (Expense), Net
Significant components of other income (expense), net for fiscal 2014, 2013 and 2012 are as follows:

	For the Years Ended
($ in millions)	September 26, 2014	September 27, 2013	September 28, 2012
Loss on extinguishment of debt (see Note 10 to the Consolidated Financial Statements)	$—	$—	$(453)
2012 Tax Sharing Agreement income (see Note 6 to the Consolidated Financial Statements)	15	(32)	—
2007 Tax Sharing Agreement loss (see Note 6 to the Consolidated Financial Statements)	(21)	—	(4)
Other	5	3	3
Total	$(1)	$(29)	$(454)
Effective Income Tax Rate
Our effective income tax rate was 3.9% during the year ended September 26, 2014. Our effective tax rate is affected by the mix of jurisdictions in which income is earned. Our effective tax rate for the year was favorably impacted by asbestos related charges that generated a tax benefit in a high tax jurisdiction, partially offset by a reversal of a compensation reserve established in respect of legacy litigation with former management that generated tax expense in a high tax jurisdiction.
Our effective income tax rate was 18.1% during the year ended September 27, 2013. Our effective tax rate for the year was favorably impacted by taxes on the environmental remediation charges incurred during the second quarter of 2013, partially offset by Tax Sharing Agreement adjustments incurred throughout the year and enacted tax law changes in the fourth quarter of 2013.
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
The valuation allowance for deferred tax assets of $2.0 billion and $1.9 billion as of September 26, 2014 and September 27, 2013, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. Specifically, the valuation allowance as of September 26, 2014 and September 27, 2013 includes separation related charges associated with the early extinguishment of debt which further increased a net operating loss carryforward which the Company does not expect to realize in future periods. The valuation allowance was calculated and recorded when the Company determined that it was more-likely-than-not that all or a portion of our deferred tax assets would not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on the Company's Consolidated Balance Sheets.
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
Equity Income (Loss) in Earnings of Unconsolidated Subsidiaries
Equity income (loss) in earnings of unconsolidated subsidiaries in 2014, 2013 and 2012 reflects our share of Atkore International Group Inc.'s ("Atkore") net income or loss, which is accounted for under the equity method of accounting. Equity income (loss) in earnings of unconsolidated subsidiaries during the years ended September 26, 2014, September 27, 2013 and September 28, 2012 was a gain of $206 million, and losses of $48 million and $26 million, respectively.

On March 6, 2014, we announced Atkore's intention to redeem all of our remaining common equity stake in Atkore, and on April 9, 2014, the redemption was completed for aggregate cash proceeds of $250 million. We recognized a net gain of $216 million related to this transaction, which is comprised of a $227 million gain on the sale of the equity investment, partially offset by an $11 million loss, which is our share of loss on Atkore's debt extinguishment undertaken in connection with the redemption. See Note 3 to the Consolidated Financial Statements for additional information.
Segment Results
The following chart reflects our net revenue by operating segment, as well as the percent of net revenue by operating segment, for the years ended September 26, 2014, September 27, 2013 and September 28, 2012, respectively.
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
Financial information for NA Installation & Services for the years ended September 26, 2014, September 27, 2013 and September 28, 2012 were as follows:

	For the Years Ended
($ in millions)	September 26, 2014	September 27, 2013	September 28, 2012
Net revenue	$3,876	$3,891	$3,962
Net revenue decline	(0.4)%	(1.8)%	NA
Organic revenue growth (decline)	1.0%	(1.1)%	NA
Operating income	$450	$388	$374
Operating margin	11.6%	10.0%	9.4%

The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Fiscal 2014 Compared to Fiscal 2013	Fiscal 2013 Compared to Fiscal 2012
Organic revenue growth (decline)	$37	$(45)
Acquisitions	19	7
Divestitures	(42)	(28)
Impact of foreign currency	(29)	(3)
Other	—	(2)
Total change	$(15)	$(71)
Net revenue decreased $15 million, or 0.4%, to $3,876 million for the year ended September 26, 2014 as compared to $3,891 million for the year ended September 27, 2013. The organic revenue growth for the year ended September 26, 2014 was primarily driven by an increase in both service and installation revenue. The impact of acquisitions was $19 million, or 0.5%, due to the acquisition of Westfire, Inc. ("Westfire"), a fire protection services company, in the first quarter of fiscal 2014, which was integrated into the NA Installation & Services and ROW Installation and Services segments. See Note 5 to our Consolidated Financial Statements. Net revenue was unfavorably impacted by $42 million, or 1.1%, primarily due to the divestiture of our North America guarding business in the third quarter of fiscal 2013. Changes in foreign currency exchange rates unfavorably impacted net revenue by $29 million, or 0.7%.
Net revenue decreased $71 million, or 1.8% to $3,891 million for the year ended September 27, 2013 as compared to $3,962 million for the year ended September 28, 2012. Organic revenue decline for the year ended September 27, 2013 was primarily driven by a decline in revenue in the North America security business as a result of the non-residential construction market and project selectivity, partially offset by increased service revenue growth in our North America fire business. Net revenue was unfavorably impacted by $28 million, or 0.7%, primarily due to the divestiture of our North America guarding business in the third quarter of fiscal 2013.
Operating Income
Operating income for the year ended September 26, 2014 increased $62 million, or 16.0%, to $450 million, as compared to operating income of $388 million for the year ended September 27, 2013. Operating income for the year ended September 26, 2014 increased due to a higher mix of service revenue, improved execution, lower restructuring costs, and savings realized from restructuring activities and productivity initiatives.
Operating income for the year ended September 27, 2013 increased $14 million, or 3.7%, to $388 million, as compared to operating income of $374 million for the year ended September 28, 2012. Operating income for the year ended September 27, 2013 increased due to a higher mix of service revenue and efficiencies gained through improved installation execution and project selectivity for the North American security business. Additionally, the year ended September 28, 2012 included a charge of $29 million for the settlement of an ERISA partial withdrawal liability assessment. These items were partially offset by unfavorable impacts due to separation costs as well as dis-synergy costs related to the 2012 separation.
Key items impacting operating income for the years ended September 26, 2014, September 27, 2013 and September 28, 2012 were as follows:

	For the Years Ended
($ in millions)	September 26, 2014	September 27, 2013	September 28, 2012
Separation costs	$51	$49	$2
Restructuring, repositioning and asset impairment charges, net	13	36	45
Legacy legal charges	—	—	29
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

Financial information for ROW Installation & Services for the years ended September 26, 2014, September 27, 2013 and September 28, 2012 were as follows:

	For the Years Ended
($ in millions)	September 26, 2014	September 27, 2013	September 28, 2012
Net revenue	$3,920	$3,843	$3,830
Net revenue growth (decline)	2.0%	0.3%	NA
Organic revenue growth	1.9%	(0.2)%	NA
Operating income	$409	$333	$349
Operating margin	10.4%	8.7%	9.1%
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Fiscal 2014 Compared to Fiscal 2013	Fiscal 2013 Compared to Fiscal 2012
Organic revenue growth	$71	$(6)
Acquisitions	119	93
Divestitures	(67)	(10)
Impact of foreign currency	(46)	(64)
Total change	$77	$13
Net revenue increased $77 million, or 2.0%, to $3,920 million for the year ended September 26, 2014 as compared to $3,843 million for the year ended September 27, 2013. Organic revenue growth for the year ended September 26, 2014 was driven by service and installation growth in Growth Markets and installation growth in Asia. Growth in these regions were offset by declines in both service and installation revenue in our Pacific, and to a lesser extent, Continental Europe regions. Net revenue was favorably impacted by $119 million, or 3.1%, primarily due to the acquisitions within the Growth Markets and our Pacific regions during fiscal 2013. Net revenue was unfavorably impacted by $67 million, or 1.7% due to divestitures in the Pacific region. Changes in foreign currency exchanges rates unfavorably impacted net revenue by $46 million or 1.2%.
Net revenue increased $13 million, or 0.3%, to $3,843 million for the year ended September 27, 2013 as compared to $3,830 million for the year ended September 28, 2012. Organic revenue decline for the year ended September 27, 2013 was primarily driven by declines in the United Kingdom, Pacific and Continental Europe, partially offset by an increase in Growth Markets. Net revenue was favorably impacted by the impact of acquisitions of $93 million, or 2.4%, primarily due to the acquisitions within the United Kingdom and our Pacific regions during fiscal 2013 as well as acquisitions in Asia during fiscal 2012. Net revenue was unfavorably impacted by the impact of divestitures of $10 million, or 0.3%. Changes in foreign currency exchanges rates unfavorably impacted net revenue by $64 million, or 1.7%.
Operating Income
Operating income for the year ended September 26, 2014 increased $76 million, or 22.8%, to $409 million, as compared to operating income of $333 million for the year ended September 27, 2013. Operating income for the year ended September 26, 2014 was favorably impacted by a decrease in restructuring charges and loss on divestitures, a $21 million insurance recovery related to China and the benefit of ongoing productivity initiatives, partially offset by a lower mix of high-margin service revenue in the Pacific region.
Operating income for the year ended September 27, 2013 decreased $16 million, or 4.6%, to $333 million, as compared to operating income of $349 million for the year ended September 28, 2012. Operating income for the year ended September 27, 2013 declined primarily due higher restructuring costs, partially offset by increased price focus on higher margin products and services and the ongoing benefit of cost containment and restructuring savings in most regions.

Key items impacting operating income for the years ended September 26, 2014, September 27, 2013 and September 28, 2012 were as follows:

	For the Years Ended
($ in millions)	September 26, 2014	September 27, 2013	September 28, 2012
Restructuring, repositioning and asset impairment charges, net	$31	$64	$36
China insurance recovery	(21)	—	—
Loss on divestitures	1	14	7
Acquisition and integration costs	3	2	4
Loss on sale of investment	7	—	—
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
Financial information for Global Products for the years ended September 26, 2014, September 27, 2013 and September 28, 2012 were as follows:

	For the Years Ended
($ in millions)	September 26, 2014	September 27, 2013	September 28, 2012
Net revenue	$2,544	$2,339	$2,100
Net revenue growth	8.8%	11.4%	NA
Organic revenue growth	6.3%	6.3%	NA
Operating income	$458	$307	$353
Operating margin	18.0%	13.1%	16.8%
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Fiscal 2014 Compared to Fiscal 2013	Fiscal 2013 Compared to Fiscal 2012
Organic revenue growth	$147	$133
Acquisitions	63	68
Impact of foreign currency	(7)	(3)
Other	2	41
Total change	$205	$239
Net revenue increased $205 million, or 8.8%, to $2,544 million for the year ended September 26, 2014 as compared to $2,339 million for the year ended September 27, 2013. Organic revenue growth for the year ended September 26, 2014 was driven by growth across all three of our product platforms, particularly in security products. The impact of acquisitions was $63 million, or 2.7%, primarily due to the acquisition of Exacq Technologies ("Exacq"), a developer of open architecture video management systems for security and surveillance applications, during 2013. Exacq has been integrated into the Global Products segment. See Note 5 to our Consolidated Financial Statements.
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

Operating Income
Operating income for the year ended September 26, 2014 increased $151 million, or 49.2%, to $458 million, as compared to operating income of $307 million for the year ended September 27, 2013. The increase was driven by net revenue growth in the current year and the unfavorable impact of an environmental remediation charge in the comparable period, partially offset by additional investments in research and development and sales and marketing costs. See Note 13 to our Consolidated Financial Statements for further information.
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
Key items impacting operating income for the years ended September 26, 2014, September 27, 2013 and September 28, 2012 are as follows:

	For the Years Ended
($ in millions)	September 26, 2014	September 27, 2013	September 28, 2012
Environmental remediation costs - Marinette	$—	$100	$17
Restructuring, repositioning and asset impairment charges, net	12	12	10
Acquisition and integration costs	—	2	4
Corporate and Other
Corporate expense increased $301 million, or 94.4%, to $620 million for the year ended September 26, 2014 as compared to $319 million for the year ended September 27, 2013. The increase in Corporate expense for the year ended September 26, 2014 was primarily due to asbestos related charges of $225 million relating to an agreement in principle reached with creditors of Yarway, an indirect subsidiary of the Company, and $240 million as a result of an updated valuation performed over the Company's estimated liability for asbestos related claims (excluding Yarway claims). The increase in expense was also due to higher restructuring, repositioning and asset impairment charges, partially offset by a $96 million reversal and recoveries from settlements with former management. The increase in expense was also partially offset to a lesser extent by lower separation costs and a gain related to a legal settlement with CIT. See Note 13 to our Consolidated Financial Statements for additional information related to our asbestos and legacy legal matters.
Corporate expense decreased $179 million, or 35.9%, to $319 million for the year ended September 27, 2013 as compared to $498 million for the year ended September 28, 2012. The decrease in Corporate expense for the year ended September 27, 2013 was primarily due to a smaller corporate footprint as a result of the 2012 Separation as well as lower separation costs. Corporate expense also decreased due to a decline in net asbestos charges to $12 million in the year ended September 27, 2013 from $111 million in the prior year period. The net asbestos charges for the year ended September 27, 2013 primarily relate to the Yarway Corporation, which filed for bankruptcy protection during the third quarter of fiscal 2013. The net asbestos charges during the year ended September 28, 2012 were primarily due to the Company revising its look-back period for historical claim experience and its look-forward period related to the projection of future claims. The decreases in Corporate expense were partially offset by a charge of $27 million resulting from the write-off of an insurance receivable that had been established in respect of a legacy claim as well as a net benefit in the prior year period of approximately $33 million, primarily resulting from the reversal of a compensation reserve established in respect of legacy litigation with former management. See Note 13 to the Consolidated Financial Statements for additional information related to our asbestos and legacy legal matters.

Key items included in corporate expense for the years ended September 26, 2014, September 27, 2013 and September 28, 2012 were as follows:

	For the Years Ended
($ in millions)	September 26, 2014	September 27, 2013	September 28, 2012
Legacy legal (gains) charges	$(96)	$27	$17
Separation costs	2	20	70
Restructuring, repositioning and asset impairment charges, net	37	19	13
Asbestos related charges	462	12	111
(Gain) loss on divestitures	(3)	5	7
Former management compensation reversal	—	—	(50)
CIT settlement gain	(16)	—	—
IRS litigation costs	4	—	—
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
Depreciation and Amortization Methods for Security Monitoring-Related Assets—Tyco considers assets related to the acquisition of new customers in its electronic security business in three asset categories: internally generated residential subscriber systems outside of North America, internally generated commercial subscriber systems (collectively referred to as subscriber system assets) and customer accounts acquired through the ADT dealer program primarily outside of North America (referred to as dealer intangibles). Subscriber system assets include installed property, plant and equipment for which Tyco retains ownership and deferred costs directly related to the customer acquisition and system installation. Subscriber system assets and any deferred revenue resulting from the customer acquisition are accounted for over the expected life of the subscriber. In certain geographical areas where the Company has a large number of customers that behave in a similar manner over time, the Company accounts for subscriber system assets and related deferred revenue using pools, with separate pools for the components of subscriber system assets and any related deferred revenue based on the month and year of acquisition. The Company depreciates its pooled subscriber system assets and related deferred revenue using an accelerated method with lives up to 15 years. The accelerated method utilizes declining balance rates based on geographical area ranging from 140% to 360% for commercial subscriber pools and dealer intangibles and converts to a straight line methodology when the resulting depreciation charge is greater than that from the accelerated method. The Company uses a straight-line method with a 14-year life for non-pooled subscriber system assets (primarily in Europe, Latin America and Asia) and related deferred revenue, with remaining balances written off upon customer termination.
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
When testing for goodwill impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed. Based upon our most recent annual impairment test completed as of June 30, 2014, it is more likely than not that the fair value of each reporting unit was in excess of its carrying value.
We recorded no goodwill impairments in conjunction with our annual goodwill impairment assessment performed during the fourth quarter of fiscal 2014.
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
Pension and Postretirement Benefits—Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions resulting in actuarial gains and losses. For active plans, such actuarial gains and losses will be amortized over the average expected service period of the participants and in the case of inactive plans over the average remaining life expectancy of participants. The discount rate represents the market rate for high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. A 25 basis point decrease in the discount rate would increase the present value of pension obligations by approximately $87 million and increase our annual pension expense by approximately $2 million. We consider the relative weighting of plan assets by class, historical performance of asset classes over long-term periods, asset class performance expectations as well as current and future economic conditions in determining the expected long-term return on plan assets. A 25 basis point decrease in the expected long-term return on plan assets would increase our annual pension expense by approximately $5 million.
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
As of September 26, 2014 and September 27, 2013, our cash and cash equivalents, short- and long-term debt, and Tyco shareholder's equity are as follows:

	As of
($ in millions)	September 26, 2014	September 27, 2013
Cash and cash equivalents	$892	$563
Total debt	$1,463	$1,463
Shareholders' equity	$4,647	$5,098
Total debt as a % of total capital (1)	23.9%	22.3%
(1) Total capital represents the aggregate amount of total debt and total shareholders' equity which was $6,110 million and $6,561 million as of September 26, 2014 and September 27, 2013, respectively.
Sources and uses of cash
In summary, our cash flows from operating, investing, and financing from continuing operations for fiscal 2014, 2013 and 2012 were as follows:

	For the Years Ended
($ in millions)	September 26, 2014	September 27, 2013	September 28, 2012
Net cash provided by operating activities	$831	$694	$556
Net cash used in investing activities	(221)	(545)	(470)
Net cash used in financing activities	(261)	(419)	(475)
Cash flow from operating activities
Cash flow from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for items such as restructuring activities, pension funding, income taxes and other items impact reported cash flow.
The net change in working capital reduced operating cash flow by $53 million in fiscal 2014. The significant changes in working capital included a $93 million increase in accounts receivable, a $98 million increase in contracts in progress and a $91 million increase in prepaid expenses and other assets, partially offset by a $205 million increase in accrued expenses and other liabilities and a $53 million increase in accounts payable.
The net change in working capital reduced operating cash flow by $393 million in fiscal 2013. The significant changes in working capital included a $226 million decrease in accrued expenses and other liabilities, a $75 million increase in accounts receivable, a $36 million increase in inventories, a $32 million decrease in deferred revenue and a $31 million decrease in income taxes payable, partially offset by a $31 million decrease in prepaid expenses and other assets.

The net change in working capital reduced operating cash flow by $481 million in fiscal 2012. The significant changes in working capital included a $179 million decrease in income taxes payable, a $121 million increase in accounts receivable, an $81 million decrease in accrued and other liabilities, and a $71 million increase in inventories, partially offset by a $44 million increase in accounts payable.
During fiscal 2014, 2013 and 2012, we paid approximately $74 million, $81 million and $89 million, respectively, in cash related to restructuring activities. See Note 4 to our Consolidated Financial Statements for further information regarding our restructuring activities.
In connection with the 2012 Separation, we paid $58 million, $165 million and $18 million in separation costs during fiscal 2014, 2013 and 2012, respectively.
During fiscal 2014, 2013 and 2012, we made environmental remediation payments related to environmental remediation activities for a facility located in Marinette, Wisconsin, of $63 million, $51 million and $10 million, respectively.
During the years ended September 26, 2014, September 27, 2013 and September 28, 2012 we made required contributions of $54 million, $50 million and $81 million, respectively, to our U.S. and non-U.S. pension plans. We also made voluntary contributions of nil during the years ended September 26, 2014, September 27, 2013 and September 28, 2012 to our U.S. plans. The Company anticipates that it will contribute at least the minimum required to its pension plans in 2015 of $13 million for the U.S. plans and $23 million for non-U.S. plans.
Income taxes paid, net of refunds, related to continuing operations were $102 million, $134 million and $129 million in fiscal 2014, 2013 and 2012, respectively.
Net interest paid related to continuing operations was $84 million, $80 million and $202 million in fiscal 2014, 2013 and 2012, respectively.
Cash flow from investing activities
Cash flows related to investing activities consist primarily of cash used for capital expenditures and acquisitions, proceeds derived from divestitures of businesses and assets and the purchase and sales and maturities of investments.
We made capital expenditures of $288 million, $270 million and $295 million during fiscal 2014, 2013 and 2012, respectively. The level of capital expenditures in fiscal year 2015 is expected to exceed the spending levels in fiscal year 2014 and is also expected to exceed depreciation expense.
During 2014, we paid cash for acquisitions included in continuing operations totaling $65 million, net of $1 million cash acquired, which is related to acquisitions included in our NA Installation & Services and ROW Installation & Services segments. During 2013, we paid cash for acquisitions included in continuing operations totaling $229 million, net of $9 million cash acquired, which primarily related to the acquisition of Exacq Technologies within our Global Products segment. During 2012, we paid cash for acquisitions included in continuing operations totaling $217 million, net of cash acquired of $17 million, which primarily related to the acquisition of Visonic Ltd. within our Global Products segment.
During fiscal 2014 and 2013, we received cash proceeds, net of cash divested, of $1 million and $17 million, respectively, for divestitures. During 2012, cash paid related to divestitures was $5 million. See Note 3 to our Consolidated Financial Statements for further information.
We maintain captive insurance companies to manage certain of our insurable liabilities. The captive insurance companies held certain investment accounts for the purposes of providing collateral for our insurable liabilities. During fiscal 2014, the portfolio of investments was liquidated and we now provide letters of credit as collateral.
During fiscal 2014, we made net purchases of investments of $103 million. This represented the purchase of time deposits of $275 million, and $62 million of trading securities which will serve to partially offset changes in the market value of liabilities for an unfunded non-qualified defined contribution pension plan. These purchases were partially offset by the liquidation of the portfolio of investments held by the captive insurance companies. During fiscal 2013 and 2012, we made purchases of investments of $45 million, and sales of investments of $41 million, respectively. See Note 12 to our Consolidated Financial Statements for further information.
During fiscal 2014, we also generated $250 million in proceeds from the sale of our equity method investment in Atkore, as described in Note 3 to our Consolidated Financial Statements.

Cash flow from financing activities
Cash flows from financing activities relate primarily to proceeds received from incurring debt and issuing stock, and cash used to repay debt, repurchase stock, and make dividend payments to shareholders.
During the fourth quarter of 2012, in connection with the Separation, Tyco and its finance subsidiary, Tyco International Finance S.A. ("TIFSA"), redeemed various debt securities maturing from 2013 to 2023 issued by TIFSA and/or Tyco, in an aggregate principal amount of $2.6 billion. See Note 10 to our Consolidated Financial Statements for further information.
On June 22, 2012, TIFSA, as the Borrower, and the Company as the Guarantor, entered into a Five-Year Senior Unsecured Credit Agreement providing for revolving credit commitments in the aggregate amount of $1.0 billion. As of September 26, 2014, there were no amounts drawn under this revolving credit facility.
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
During 2014, 2013 and 2012, TIFSA issued commercial paper to U.S. institutional accredited investors and qualified institutional buyers. Borrowings under the commercial paper program are available for general corporate purposes. As of September 26, 2014 and September 27, 2013, TIFSA had no commercial paper outstanding. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $1 billion as of September 26, 2014.
Pursuant to our share repurchase program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved trading plan in accordance with applicable regulations. In January 2013, the Company's Board of Directors approved a $600 million share repurchase program. In March 2014, and September 2014, the Company's Board of Directors authorized an additional $1.75 billion and $1 billion in share repurchases. During the year ended September 26, 2014, we repurchased approximately 42 million common shares for approximately $1.8 billion. During the year ended September 27, 2013, we repurchased approximately 10 million common shares for approximately $300 million. During the year ended September 28, 2012, we repurchased approximately 11 million common shares for approximately $500 million.
On March 5, 2014, our shareholders approved a cash dividend of $0.72 per common share payable to shareholders in four quarterly installments of $0.18 in May 2014, August 2014, November 2014 and February 2015. During fiscal years 2014, 2013 and 2012, we paid cash dividends of approximately $311 million, $288 million and $461 million, respectively. See Note 15 to our Consolidated Financial Statements for further information.
During fiscal 2014, we paid $66 million in cash to purchase the remaining ownership interest of a joint venture in Brazil, which is part of the Company's ROW Installation & Services segment.
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

Contractual Obligations
Contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable operating leases and purchase obligations as of September 26, 2014 are as follows ($ in millions):

	Fiscal Year
	2015	2016	2017	2018	2019	Thereafter	Total
Debt principal(1)	$—	$258	$—	$67	$364	$746	$1,435
Interest payments(2)	93	88	84	83	66	63	477
Operating leases	185	163	122	81	44	82	677
Purchase obligations(3)	375	66	28	1	1	—	471
Total contractual cash obligations(4)	$653	$575	$234	$232	$475	$891	$3,060
_______________________________________________________________________________

(1)	Debt principal consists of the aggregate principal amount of our public debt outstanding, excluding debt discount, swap activity and interest.

(2)	Interest payments consist of interest on our fixed interest rate debt.

(3)	Purchase obligations consist of commitments for purchases of goods and services.

(4)
Other long-term liabilities excluded from the above contractual obligation table primarily consist of the following: pension and postretirement costs (see Note 14 to the Consolidated Financial Statements), income taxes (see Note 6 to the Consolidated Financial Statements), contingent consideration (see Note 5 to the Consolidated Financial Statements), warranties (see Note 11 to the Consolidated Financial Statements) and environmental liabilities (see Note 13 to the Consolidated Financial Statements). We are unable to estimate the timing of payment for these items due to the inherent uncertainties related to these obligations. However, the minimum required contributions to our pension plans are expected to be approximately $36 million in 2015 and we do not expect to make any material contributions in 2015 related to other postretirement benefit plans.

As of September 26, 2014, we recorded gross unrecognized tax benefits of $267 million and gross interest and penalties of $36 million. We are unable to make a reasonably reliable estimate of the timing for the remaining payments in future years; therefore, such amounts have been excluded from the above contractual obligation table. However, based on the current status of our income tax audits, we believe that it is reasonably possible that between nil and $20 million in unrecognized tax benefits may be resolved in the next twelve months. Although the Company had unrecognized tax benefits that, if recognized, would affect the effective tax rate, the Company had net operating loss carryforwards which would offset the cash impact of any such recognition of unrecognized tax benefits relating to the current year.
In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our financial position, results of operations or cash flows.
In connection with the 2012 Separation we entered into a liability sharing agreement regarding certain actions that were pending against Tyco prior to the 2012 Separation. Under the 2012 Tax Sharing Agreement, Pentair, Tyco and ADT share (i) certain pre-Distribution income tax liabilities that arise from adjustments made by tax authorities to Tyco Flow Control's, Tyco's and ADT's U.S. income tax returns, and (ii) payments required to be made by Tyco with respect to the 2007 Tax Sharing Agreement, excluding approximately $175 million of pre-2012 Separation related tax liabilities that were anticipated to be paid prior to the 2012 Separation (collectively, "Shared Tax Liabilities"). The Company will be responsible for the first $500 million of Shared Tax Liabilities. Pentair and ADT will share 42% and 58%, respectively, of the next $225 million of Shared Tax Liabilities. Pentair, ADT and Tyco will share 20%, 27.5% and 52.5%, respectively, of Shared Tax Liabilities above $725 million. The Company expects to pay $21 million to settle certain pre-2012 Separation related tax liabilities. The timing and amounts of these payments are subject to a number of uncertainties and could change. See Notes 13 and 6, respectively, to the Consolidated Financial Statements.
In connection with the 2007 Separation, we entered into a liability sharing agreement regarding certain actions that were pending against Tyco prior to the 2007 Separation. Under the 2007 Separation and Distribution Agreement and 2007 Tax Sharing Agreement, we have assumed 27%, Covidien has assumed 42% and TE Connectivity has assumed 31% of certain Tyco pre-Separation contingent and other corporate liabilities, which, as of September 26, 2014, primarily relate to tax contingencies and potential actions with respect to the spin-offs or the distributions made or brought by any third party.

Backlog
We had a backlog of unfilled orders of $4,862 million and $4,812 million as of September 26, 2014 and September 27, 2013, respectively.
The Company's backlog includes recurring revenue-in-force and long-term deferred revenue for upfront fees from its NA and ROW Installation & Services segments. Revenue-in-force represents 12 months' revenue associated with monitoring and maintenance services under contract in the security and fire business. Backlog by segment was as follows ($ in millions):

	NA Installation & Services	ROW Installation & Services	Global Products	Total
As of September 27, 2013
Backlog	$908	$939	$196	$2,043
Recurring Revenue in Force	1,239	1,194	—	2,433
Deferred Revenue	296	40	—	336
Total Backlog	$2,443	$2,173	$196	$4,812
As of September 26, 2014
Backlog	$992	$999	$181	$2,172
Recurring Revenue in Force	1,243	1,143	—	2,386
Deferred Revenue	266	38	—	304
Total Backlog	$2,501	$2,180	$181	$4,862
Backlog increased $50 million, or 1.0%, to $4,862 million as of September 26, 2014 as compared to $4,812 million in the prior year. The net increase in backlog as of September 26, 2014 was primarily due to a $58 million increase in total backlog in our NA Installation & Services segment relating to our fire business. This increase was partially offset by a decline in recurring revenue in force and deferred revenue in our security business. The $7 million increase in our ROW Installation & Services segment total backlog was driven by an increase in Growth Markets and Asia, which was further improved by the Westfire and other acquisitions. Total backlog for our Global Products segment declined by $15 million due to our fire products and life safety businesses, which was partially offset by growth in our security business. Changes in foreign currency had an unfavorable impact on backlog of $128 million, or 2.7%, and primarily related to the ROW Installation & Services segment.
Guarantees
Certain of our business segments have guaranteed the performance of third-parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from fiscal year 2015 through the completion of such transactions and would typically be triggered in the event of nonperformance. The Company's performance under the guarantees, if required, would not have a material effect on our financial position, results of operations or cash flows.
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
During the year ended September 26, 2014, Tyco replaced available for sale investments held as collateral for the Company's insurable liabilities with letters of credit of approximately $137 million. As of September 26, 2014 and September 27, 2013, we had total outstanding letters of credit and bank guarantees of approximately $662 million and $424 million, respectively.
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
The table below details the components of organic revenue growth and reconciles the non-U.S. GAAP measure to U.S. GAAP net revenue growth.
Fiscal 2014

	Net Revenue for Fiscal 2013	Base Year Adjustments (Divestitures)	Adjusted Fiscal 2013 Base Revenue	Foreign Currency	Acquisitions	Organic Revenue	Organic Growth Percentage(1)	Net Revenue for Fiscal 2014
	($ in millions)
NA Installation & Services	$3,891	$(42)	$3,849	$(29)	$19	$37	1.0%	$3,876
ROW Installation & Services	3,843	(67)	3,776	(46)	119	71	1.9%	3,920
Global Products	2,339	2	2,341	(7)	63	147	6.3%	2,544
Total Net Revenue	$10,073	$(107)	$9,966	$(82)	$201	$255	2.6%	$10,340
_______________________________________________________________________________

(1)	Organic revenue growth percentage based on adjusted fiscal 2013 base revenue.

Fiscal 2013

	Net Revenue for Fiscal 2012	Base Year Adjustments (Divestitures)	Adjusted Fiscal 2012 Base Revenue	Foreign Currency	Acquisitions	Other(2)	Organic Revenue	Organic Growth (Decline) Percentage(1)	Net Revenue for Fiscal 2013
	($ in millions)
NA Installation & Services	$3,962	$(30)	$3,932	$(3)	$7	$—	$(45)	(1.1)%	$3,891
ROW Installation & Services	3,830	(10)	3,820	(64)	93	—	(6)	(0.2)%	3,843
Global Products	2,100	2	2,102	(3)	68	39	133	6.3%	2,339
Total Net Revenue	$9,892	$(38)	$9,854	$(70)	$168	$39	$82	0.8%	$10,073
_______________________________________________________________________________

(1)	Organic revenue growth percentage based on adjusted fiscal 2012 base revenue.

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
Foreign Currency Exposures
We hedge our exposure to fluctuations in foreign currency exchange rates related to operating entities through the use of forward foreign currency exchange contracts. Additionally, for our corporate financing entities we manage the foreign currency exposure through a combination of multi-currency notional pool and forward contracts. Our largest exposure to foreign exchange rates exists primarily with the British pound, Euro, Australian dollar and Canadian dollar against the U.S. dollar. The market risk related to the forward foreign currency exchange contract is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on the market rates in effect on September 26, 2014. A 10% appreciation of the U.S. dollar relative to the local currency exchange rates would result in a $3 million net increase in the fair value of the contracts. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would result in a $3 million net decrease in the fair value of the contracts. However, gains or losses on these derivative instruments are economically offset by the gains or losses on the underlying transactions.
As of September 26, 2014 and September 27, 2013, respectively, $1.5 billion and $1.4 billion of intercompany loans have been designated as permanent in nature. For the fiscal years ended September 26, 2014, September 27, 2013 and September 28, 2012, we recorded a cumulative translation loss of $28 million, a gain of $3 million and a gain of $48 million, respectively, through accumulated other comprehensive loss related to these loans.
Interest Rate Exposures
We manage interest rate risk typically by using, from time to time, interest rate swap transactions with financial institutions acting as principal counterparties, which are designated as fair value hedges for accounting purposes. These swap transactions typically convert interest rates of fixed-rate debt to variable rates. Since September 28, 2012, TIFSA has had no outstanding interest rate swaps. Accordingly, as of September 26, 2014 and September 27, 2013, the total gross notional amount of our interest rate swap contracts was nil for both periods.

Item 8.    Financial Statements and Supplementary Data
The following consolidated financial statements and schedule specified by this Item, together with the report thereon of Deloitte & Touche LLP, are presented following Item 15 of this report:
Financial Statements:

Management's Responsibility for Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended September 26, 2014, September, 27, 2013 and September 28, 2012
Consolidated Statements of Comprehensive Income for the years ended September, 26, 2014, September 27, 2013 and September 28, 2012
Consolidated Balance Sheets as of the years ended September 26, 2014 and September 27, 2013
Consolidated Statements of Shareholders' Equity for the years ended September 26, 2014, September 27, 2013 and September 28, 2012
Consolidated Statements of Cash Flows for the years ended September 26, 2014, September 27, 2013 and September 28, 2012
Notes to Consolidated Financial Statements
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 26, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as and when required.
There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 26, 2014 that have materially affected, or are reasonably likely to materially affect, these internal controls.

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
Management assessed the effectiveness of our internal control over financial reporting as of September 26, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its framework, Internal Control—Integrated Framework (1992). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our assessment and those criteria, management believes that the Company maintained effective internal controls over financial reporting as of September 26, 2014.
Our internal control over financial reporting as of September 26, 2014, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the Consolidated Financial Statements included in this Form 10-K, and their report is also included in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tyco International Ltd.:

We have audited the internal control over financial reporting of Tyco International Ltd. and subsidiaries (the "Company") as of September 26, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 26, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended September 26, 2014 of the Company and our report dated November 13, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New York, New York
November 13, 2014

Item 9B.    Other Information
None.
Part III
Item 10.    Directors, Executive Officers and Corporate Governance
Information concerning Directors and Executive Officers may be found under the proposal regarding the election of directors and under the captions "—Committees of the Board of Directors," and "—Executive Officers" in our definitive proxy statement for our 2015 Annual General Meeting of Shareholders (the "2015 Proxy Statement"), which will be filed with the Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2015 Proxy Statement set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Information regarding shareholder communications with our Board of Directors may be found under the caption "Governance of the Company" in our 2015 Proxy Statement and is incorporated herein by reference.
Code of Ethics
We have adopted the Tyco Guide to Ethical Conduct, which applies to all employees, officers and directors of Tyco. Our Guide to Ethical Conduct meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K and applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as well as all other employees. Our Guide to Ethical Conduct also meets the requirements of a code of business conduct and ethics under the listing standards of the New York Stock Exchange. Our Guide to Ethical Conduct is posted on our website at www.tyco.com under the heading "About—Corporate Social Responsibility." We will also provide a copy of our Guide to Ethical Conduct to shareholders upon request. We disclose any amendments to our Guide to Ethical Conduct, as well as any waivers for executive officers or directors, on our website.
Item 11.    Executive Compensation
Information concerning executive compensation may be found under the captions "Executive Officer Compensation," "Compensation of Non-Employee Directors," and "Governance of the Company" of our 2015 Proxy Statement. Such information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in our 2015 Proxy Statement set forth under the captions "Executive Officer Compensation" and "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information in our 2015 Proxy Statement set forth under the captions "Governance of the Company" and "Committees of the Board" is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information in our 2015 Proxy Statement set forth under the proposal related to the election of auditors is incorporated herein by reference.

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

2.4
Merger Agreement, dated as of March 30, 2014, between Tyco International Ltd., and Tyco International plc (Incorporated by reference to Exhibit 2.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on June 4, 2014).

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

10.9	Form of terms and conditions for Option Awards, Restricted Unit Awards, Performance Share Awards under the 2012 Stock and Incentive Plan for fiscal 2015 (filed herewith).(1)
10.10
Form of terms and conditions for Option Awards, Restricted Unit Awards, Performance Share Awards under the 2012 Stock and Incentive Plan for fiscal 2014 (Incorporated by reference to Exhibit 10.9 to Tyco International Ltd's Annual Report on Form 10-K for the year ended September 27, 2013 filed on November 14, 2013).(1)

10.10
Form of terms and conditions for Option Awards, Restricted Unit Awards and Performance Share Awards under the 2012 Stock and Incentive Plan for fiscal 2013 (Incorporated by reference to Exhibit 10.11 to Tyco International Ltd.'s Annual Report on Form 10-K for the year ended September 28, 2012 filed on November 16, 2012).(1)

10.11
Form of terms and conditions for Option Awards, Restricted Unit Awards and Performance Share Awards under the 2004 Stock and Incentive Plan for fiscal 2012 (Incorporated by reference to Exhibits 99.1, 99.2 and 99.3 to Tyco International Ltd.'s Current Report on Form 8-K filed on October 14, 2011).(1)

10.12
Form of terms and conditions for Restricted Stock Unit Awards for Directors under the 2012 Stock and Incentive Plan (Incorporated by reference to Exhibit 10.13 to Tyco International Ltd.'s Annual Report on Form 10-K for the year ended September 28, 2012 filed on November 16, 2012).(1)

10.13
Credit Agreement, dated as of June 22, 2012, among Tyco International Finance S.A., Tyco International Ltd., the Lenders party thereto, and Citibank, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on June 27, 2012).

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
101
Financial statements from the Annual Report on Form 10-K of Tyco International Ltd. for the fiscal year ended September 26, 2014 formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) the Notes to Consolidated Financial Statements.

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
Arun Nayar Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 13, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on November 13, 2014 in the capacities indicated below.

Name	Title

/s/ GEORGE R. OLIVER	Chief Executive Officer and Director (Principal Executive Officer)
George R. Oliver

/s/ ARUN NAYAR	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Arun Nayar

/s/ SAM ELDESSOUKY	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Sam Eldessouky

Name	Title

*
Edward D. Breen	Director

*
Herman E. Bulls	Director

*
Michael E. Daniels	Director

*
Frank M. Drendel	Director

*
Brian Duperreault	Director

*
Rajiv L. Gupta	Director

*
Dr. Brendan R. O'Neill	Director

*
Jürgen Tinggren	Director

*
Sandra S. Wijnberg	Director

*
R. David Yost	Director

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
Dedication to Governance, Controls and Financial Reporting
Throughout 2014, we continued to maintain and enhance internal controls over financial reporting, disclosures and corporate governance practices. We believe that a strong control environment is a dynamic process. Therefore, we intend to continue to devote the necessary resources to maintain and improve our internal controls and corporate governance.
Our Audit Committee meets regularly and separately with management, Deloitte & Touche LLP, our independent registered public accounting firm, and our internal auditors to discuss financial reports, controls and auditing.
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

We have audited the accompanying consolidated balance sheets of Tyco International Ltd. and subsidiaries (the "Company") as of September 26, 2014 and September 27, 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended September 26, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tyco International Ltd. and subsidiaries as of September 26, 2014 and September 27, 2013, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 26, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 26, 2014, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 13, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
New York, New York
November 13, 2014

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended September 26, 2014, September 27, 2013 and September 28, 2012
(in millions, except per share data)

	2014	2013	2012
Revenue from product sales	$6,221	$5,855	$5,763
Service revenue	4,119	4,218	4,129
Net revenue	10,340	10,073	9,892
Cost of product sales	4,253	3,990	3,905
Cost of services	2,302	2,412	2,411
Selling, general and administrative expenses	3,040	2,843	2,823
Separation costs (see Note 2)	1	8	71
Restructuring and asset impairment charges, net (see Note 4)	47	111	104
Operating income	697	709	578
Interest income	14	16	18
Interest expense	(97)	(100)	(209)
Other expense, net	(1)	(29)	(454)
Income (loss) from continuing operations before income taxes	613	596	(67)
Income tax expense	(24)	(108)	(320)
Equity income (loss) in earnings of unconsolidated subsidiaries	206	(48)	(26)
Income (loss) from continuing operations	795	440	(413)
Income from discontinued operations, net of income taxes	1,044	93	884
Net income	1,839	533	471
Less: noncontrolling interest in subsidiaries net income (loss)	1	(3)	(1)
Net income attributable to Tyco common shareholders	$1,838	$536	$472
Amounts attributable to Tyco common shareholders:
Income (loss) from continuing operations	$794	$443	$(412)
Income from discontinued operations	1,044	93	884
Net income attributable to Tyco common shareholders	$1,838	$536	$472
Basic earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	$1.74	$0.96	$(0.89)
Income from discontinued operations	2.30	0.19	1.91
Net income attributable to Tyco common shareholders	$4.04	$1.15	$1.02
Diluted earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	$1.71	$0.94	$(0.89)
Income from discontinued operations	2.26	0.20	1.91
Net income attributable to Tyco common shareholders	$3.97	$1.14	$1.02
Weighted average number of shares outstanding:
Basic	455	465	463
Diluted	463	472	463
See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended September 26, 2014, September 27, 2013 and September 28, 2012
(in millions)

	2014	2013	2012
Net income	$1,839	$533	$471
Other comprehensive (loss) income, net of tax
Foreign currency translation	(174)	(100)	93
Defined benefit and post retirement plans	(64)	79	(163)
Total other comprehensive loss, net of tax	(238)	(21)	(70)
Comprehensive income	1,601	512	401
Less: comprehensive income (loss) attributable to noncontrolling interests	1	(3)	(1)
Comprehensive income attributable to Tyco common shareholders	$1,600	$515	$402
See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED BALANCE SHEETS
As of September 26, 2014 and September 27, 2013
(in millions, except per share data)

	September 26, 2014	September 27, 2013
Assets
Current Assets:
Cash and cash equivalents	$892	$563
Accounts receivable, less allowance for doubtful accounts of $75 and $80, respectively	1,750	1,704
Inventories	628	645
Prepaid expenses and other current assets	1,153	839
Deferred income taxes	307	250
Assets held for sale	21	856
Total Current Assets	4,751	4,857
Property, plant and equipment, net	1,269	1,284
Goodwill	4,126	4,162
Intangible assets, net	737	791
Other assets	926	1,082
Total Assets	$11,809	$12,176
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$20	$20
Accounts payable	871	848
Accrued and other current liabilities	2,167	1,852
Deferred revenue	400	393
Liabilities held for sale	13	236
Total Current Liabilities	3,471	3,349
Long-term debt	1,443	1,443
Deferred revenue	335	370
Other liabilities	1,877	1,881
Total Liabilities	7,126	7,043
Commitments and Contingencies (see Note 13)
Redeemable noncontrolling interest	13	12
Tyco Shareholders' Equity:
Common shares, CHF 0.50 par value, 825,222,070 shares authorized, 486,363,050 shares issued as of September 26, 2014 and September 27, 2013	208	208
Common shares held in treasury, 59,460,486 and 22,902,706 shares as of September 26, 2014 and September 27, 2013, respectively	(2,515)	(912)
Contributed surplus	3,306	3,754
Accumulated earnings	4,873	3,035
Accumulated other comprehensive loss	(1,225)	(987)
Total Tyco Shareholders' Equity	4,647	5,098
Nonredeemable noncontrolling interest	23	23
Total Equity	4,670	5,121
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$11,809	$12,176
See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended September 26, 2014, September 27, 2013 and September 28, 2012
(in millions)

	Number of Common Shares	Common Shares at Par Value (see Note 15)	Treasury Shares	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Tyco Shareholders' Equity	Non- redeemable Non- controlling Interest	Total Equity
Balance as of September 30, 2011	465	$2,792	$(951)	$10,717	$2,027	$(436)	$14,149	$5	$14,154
Comprehensive income:
Net income attributable to Tyco common shareholders					472		472	(1)	471
Other comprehensive loss, net of tax						(70)	(70)		(70)
Dividends declared (see Note 15)				(368)			(368)		(368)
Shares issued from treasury for vesting of share based equity awards	9		382	(156)			226		226
Repurchase of common shares	(11)		(500)				(500)		(500)
Compensation expense				140			140		140
Noncontrolling interest related to acquisitions (See Note 5)							—	13	13
Distribution of Tyco Flow Control and ADT				(8,570)		(460)	(9,030)		(9,030)
Other	(1)		(25)				(25)	(1)	(26)
Balance as of September 28, 2012	462	$2,792	$(1,094)	$1,763	$2,499	$(966)	$4,994	$16	$5,010
Comprehensive income:
Net income attributable to Tyco common shareholders					536		536	(3)	533
Other comprehensive loss, net of tax						(21)	(21)		(21)
Reallocation of share capital to contributed surplus		(2,584)		2,584			—		—
Dividends declared (See Note 15)				(298)			(298)		(298)
Shares issued from treasury for vesting of share based equity awards	12		512	(359)			153		153
Repurchase of common shares	(10)		(300)				(300)		(300)
Compensation expense				63			63		63
Noncontrolling interest related to acquisitions (See Note 5)							—	10	10
Other	(1)		(30)	1			(29)		(29)
Balance as of September 27, 2013	463	$208	$(912)	$3,754	$3,035	$(987)	$5,098	$23	$5,121
See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
Years Ended September 26, 2014, September 27, 2013 and September 28, 2012
(in millions)

	Number of Common Shares	Common Shares at Par Value (see Note 15)	Treasury Shares	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Tyco Shareholders' Equity	Non- redeemable Non- controlling Interest	Total Equity
Balance as of September 27, 2013	463	$208	$(912)	$3,754	$3,035	$(987)	$5,098	$23	$5,121
Comprehensive income:
Net income attributable to Tyco common shareholders					1,838		1,838		1,838
Other comprehensive loss, net of tax						(238)	(238)		(238)
Dividends declared (See Note 15)				(316)			(316)		(316)
Shares issued from treasury for vesting of share based equity awards	6		240	(149)			91		91
Repurchase of common shares	(42)		(1,833)				(1,833)		(1,833)
Compensation expense				72			72		72
Purchase of noncontrolling interest (See Note 5)				(55)			(55)		(55)
Other			(10)				(10)		(10)
Balance as of September 26, 2014	427	$208	$(2,515)	$3,306	$4,873	$(1,225)	$4,647	$23	$4,670
See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended September 26, 2014, September 27, 2013 and September 28, 2012
(in millions)

	2014	2013	2012
Cash Flows From Operating Activities:
Net income attributable to Tyco common shareholders	$1,838	$536	$472
Noncontrolling interest in subsidiaries net income (loss)	1	(3)	(1)
Income from discontinued operations, net of income taxes	(1,044)	(93)	(884)
Income (loss) from continuing operations	795	440	(413)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	361	382	379
Non-cash compensation expense	72	63	113
Deferred income taxes	(106)	5	370
Provision for losses on accounts receivable and inventory	44	70	54
Loss on the retirement of debt	—	—	453
Non-cash restructuring and asset impairment charges, net	2	1	25
Legacy legal matters	(92)	—	—
(Gain) loss on divestitures	(2)	20	14
(Gain) loss on sale of investments	(215)	42	11
Other non-cash items	25	64	31
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	(93)	(75)	(121)
Contracts in progress	(98)	(20)	(39)
Inventories	(13)	(36)	(71)
Prepaid expenses and other assets	(91)	31	(10)
Accounts payable	53	(12)	44
Accrued and other liabilities	205	(226)	(81)
Deferred revenue	(24)	(32)	(3)
Income taxes, net	28	(31)	(179)
Other	(20)	8	(21)
Net cash provided by operating activities	831	694	556
Net cash provided by discontinued operating activities	81	156	2,030
Cash Flows From Investing Activities:
Capital expenditures	(288)	(270)	(295)
Proceeds from disposal of assets	10	5	4
Acquisition of businesses, net of cash acquired	(65)	(229)	(217)
Acquisition of dealer generated customer accounts and bulk account purchases	(25)	(19)	(23)
Divestiture of businesses, net of cash divested	1	17	(5)
Sales and maturities of investments	283	182	128
Purchases of investments	(386)	(227)	(87)
Sale of equity investment	250	—	—
Decrease (increase) in restricted cash	3	(8)	(2)
Other	(4)	4	27
Net cash used in investing activities	(221)	(545)	(470)
Net cash provided by (used in) discontinued investing activities	1,789	(110)	(1,316)
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	830	475	2,008
Repayment of short-term debt	(831)	(505)	(2,009)
Proceeds from issuance of long-term debt	—	—	19
Repayment of long-term debt	—	—	(3,040)
Proceeds from exercise of share options	91	153	226
Dividends paid	(311)	(288)	(461)

Repurchase of common shares by treasury	(1,833)	(300)	(500)
Purchase of noncontrolling interest	(66)	—	—
Transfer from discontinued operations	1,870	76	3,307
Other	(11)	(30)	(25)
Net cash used in financing activities	(261)	(419)	(475)
Net cash used in discontinued financing activities	(1,870)	(76)	(284)
Effect of currency translation on cash	(20)	(11)	4
Effect of currency translation on cash related to discontinued operations	—	—	4
Net increase (decrease) in cash and cash equivalents	329	(311)	49
Less: net (decrease) increase in cash and cash equivalents related to discontinued operations	—	(30)	434
Cash and cash equivalents at beginning of period	563	844	1,229
Cash and cash equivalents at end of period	$892	$563	$844
Supplementary Cash Flow Information:
Interest paid	$100	$99	$222
Income taxes paid, net of refunds	102	134	129
See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation—The Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd., a corporation organized under the laws of Switzerland, and its subsidiaries (Tyco and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Tyco"). The financial statements have been prepared in United States dollars ("USD") and in accordance with generally accepted accounting principles in the United States ("GAAP"). Unless otherwise indicated, references to 2014, 2013 and 2012 are to Tyco's fiscal years ending September 26, 2014, September 27, 2013 and September 28, 2012, respectively.
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
Change of Jurisdiction— On May 30, 2014, Tyco entered into a Merger Agreement ("Merger Agreement") with Tyco International plc, a newly-formed Irish public limited company and a wholly-owned subsidiary of Tyco ("Tyco Ireland"). Under the Merger Agreement, Tyco will merge with and into Tyco Ireland, with Tyco Ireland being the surviving company. This Merger will result in Tyco Ireland becoming Tyco's publicly-traded parent company and change the jurisdiction of organization of Tyco from Switzerland to Ireland. Tyco's shareholders are expected to receive one ordinary share of Tyco Ireland for each common share of Tyco held immediately prior to the Merger. Upon completion of the Merger, Tyco Ireland is expected to conduct, through its subsidiaries, the same businesses as conducted by Tyco before the Merger. The Merger is subject to certain conditions including shareholder approval, which was received at the special general meeting of shareholders held on September 9, 2014. The Merger is expected to become effective in November 2014.
Reclassifications— Certain prior period amounts have been reclassified to conform with current period presentation as discussed below.
During the third quarter of fiscal 2014, the Company completed the sale of its South Korean security business (“ADT Korea”) to an affiliate of The Carlyle Group. The Company has reclassified the operations of its South Korean security business to Income from discontinued operations in the Consolidated Statements of Operations for all periods presented, and the assets and liabilities as held for sale within the Consolidated Balance Sheets as of September 27, 2013 as it satisfied the criteria to be presented as a discontinued operation for those periods. See Note 3 for additional information.
In addition, the Company has reclassified several businesses in the Rest of World ("ROW") Installation & Services segment to Income from discontinued operations in the Consolidated Statements of Operations, and the assets and liabilities as held for sale within the Consolidated Balance Sheets as they satisfied the criteria to be presented as discontinued operations. The Company expects to complete the sale of these businesses by the end of the third quarter of fiscal 2015. See Note 3 for additional information.
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

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

financial position, results of operations or cash flows. All intercompany transactions have been eliminated. The results of companies acquired or disposed of during the year are included in the Consolidated Financial Statements from the effective date of acquisition or up to the date of disposal.
The Company has a 52 or 53-week fiscal year that ends on the last Friday in September. Fiscal 2014, 2013 and 2012 were 52 week years which ended on September 26, 2014, September 27, 2013 and September 28, 2012, respectively.
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

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded retainage receivables of $53 million and $48 million as of September 26, 2014 and September 27, 2013, respectively, of which $42 million were unbilled during both periods. The retainage provisions consist primarily of fire protection contracts which become due upon contract completion and acceptance. The Company expects approximately $41 million to be collected during fiscal 2015, which are reflected within Accounts receivable on the Consolidated Balance Sheet as of September 26, 2014.
Research and Development—Research and development expenditures are expensed when incurred and are included in cost of product sales, which amounted to $193 million, $172 million and $145 million for fiscal years 2014, 2013 and 2012, respectively, related to new product development. Research and development expenses include salaries, direct costs incurred and building and overhead expenses.
Advertising—Advertising costs are expensed when incurred and are included in selling, general and administrative expenses, which amounted to $48 million, $60 million and $39 million for fiscal years 2014, 2013 and 2012, respectively.
Acquisition Costs—Costs incurred to acquire new businesses, new product lines or similar assets are expensed when incurred and are included in Selling, general and administrative expenses. See Note 5 for additional information.
Translation of Foreign Currency—For the Company's non-U.S. subsidiaries whose books are in a functional currency other than U.S. dollars, assets and liabilities are translated into U.S. dollars using period-end exchange rates. Revenue and expenses are translated at the average exchange rates in effect during the period. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive loss in Tyco's shareholders' equity.
Cash and Cash Equivalents—All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.
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
Property, Plant and Equipment, Net—Property, Plant and Equipment, net is recorded at cost less accumulated depreciation. Depreciation expense for fiscal years 2014, 2013 and 2012 was $268 million, $287 million and $281 million, respectively, and is recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. Maintenance and repair expenditures are charged to expense when incurred. Except for pooled subscriber systems which are depreciated on an accelerated basis over a period of up to 15 years, depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and related improvements	Up to 50 years
Leasehold improvements	Lesser of remaining term of the lease or economic useful life
Subscriber systems	Up to 14 years
Other machinery, equipment and furniture and fixtures	Up to 21 years
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

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Subscriber system assets and any deferred revenue resulting from the customer acquisition are accounted for over the expected life of the subscriber. In certain geographical areas where the Company has a large number of customers that behave in a similar manner over time, the Company accounts for subscriber system assets and related deferred revenue using pools, with separate pools for the components of subscriber system assets and any related deferred revenue based on the same month and year of acquisition. The Company depreciates its pooled subscriber system assets and related deferred revenue using an accelerated method with lives up to 15 years. The accelerated method utilizes declining balance rates based on geographical area ranging from 140% to 360% for commercial subscriber pools and dealer intangibles and converts to a straight-line methodology when the resulting depreciation charge is greater than that from the accelerated method. The Company uses a straight-line method with a 14-year life for non-pooled subscriber system assets (primarily in Europe, Latin America and Asia) and related deferred revenue, with remaining balances written off upon customer termination.
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

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Indefinite-Lived Intangible Asset Impairments—Goodwill and indefinite-lived intangible assets are assessed for impairment annually and more frequently if triggering events occur (see Note 8 for additional information). In performing these assessments, management relies on and considers a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable market transactions (to the extent available), other market data and the Company's overall market capitalization. There are inherent uncertainties related to these factors which require judgment in applying them to the analysis of goodwill and indefinite-lived intangible assets for impairment. The Company elected to make the first day of the fourth quarter the annual impairment assessment date for all goodwill and indefinite-lived intangible assets.
When testing for goodwill impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed. Based upon the Company’s most recent annual impairment test completed as of June 30, 2014, it is not more likely than not that the fair value of each reporting unit was less than its carrying value.
Indefinite-lived intangible assets consisting primarily of trade names and franchise rights are tested for impairment using either a relief-from-royalty method or excess earnings method, respectively.
Investments—The Company invests in debt and equity securities. Long-term investments in marketable equity securities that represent less than twenty percent ownership are marked to market at the end of each accounting period. Unrealized gains and losses are recognized in Accumulated other comprehensive loss within Tyco shareholders' equity for available for sale securities unless an unrealized loss is deemed to be other than temporary, in which case such loss is charged to earnings. Unrealized gains and losses are recognized in Other income (expense), net for trading securities. Management determines the proper classification of investments at the time of purchase and reevaluates such classifications as of each balance sheet date. Realized gains and losses on sales of investments are recorded in Other income (expense), net in the Consolidated Statements of Operations.
Other equity investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. Each reporting period, the Company evaluates the carrying value of its investments accounted for under the cost method of accounting, such that they are recorded at the lower of cost or estimated net realizable value. For equity investments in which the Company exerts significant influence over operating and financial policies but does not control, the equity method of accounting is used. The Company's share of net income or losses of equity investments is included in Equity income (loss) in earnings of unconsolidated subsidiaries or Selling, general and administrative expenses in the Consolidated Statements of Operations, depending on the nature of the investment.
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

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable. The Company's estimate of asbestos-related insurance recoveries represents estimated amounts due to the Company for previously paid and settled claims and the probable reimbursements relating to its estimated liability for pending and future claims. In determining the amount of insurance recoverable, the Company considers a number of factors, including available insurance, allocation methodologies, solvency and creditworthiness of the insurers. See Note 13 for additional information.
Insurable Liabilities—The Company records liabilities for its workers' compensation, product, general and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. Certain insurable liabilities, such as workers' compensation, are discounted using a risk-free rate of return when the pattern and timing of the future obligation is reliably determinable. The impact of the discount on the Consolidated Balance Sheets was to reduce the obligation by $17 million to $74 million as of September 26, 2014 and by $14 million to $58 million as of September 27, 2013. The Company records receivables from third party insurers when recovery has been determined to be probable. The Company maintains captive insurance companies to manage certain of its insurable liabilities. During fiscal 2013 and a portion of 2014, the captive insurance companies held certain investment accounts for the purpose of providing collateral for the Company's insurable liabilities. These investment accounts were liquidated during fiscal 2014 and replaced with other investments. See Note 12 for additional information.
Fair Value of Financial Instruments—Authoritative guidance for fair value measurements establishes a three-level hierarchy that ranks the quality and reliability of information used in developing fair value estimates for financial instruments. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In cases where two or more levels of inputs are used to determine fair value, a financial instrument's level is determined based on the lowest level input that is considered significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are summarized as follows:

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

•
Level 3—inputs for the valuations are unobservable and are based on management's estimates and assumptions that market participants would use similar inputs in pricing the asset or liability. The fair values are therefore determined using model-based techniques such as option pricing models and discounted cash flow models.

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
All derivative financial instruments are reported on the Consolidated Balance Sheets at fair value. Derivatives used to economically hedge foreign currency denominated balance sheet items related to operating activities are reported in Selling, general and administrative expenses along with offsetting transaction gains and losses on the items being hedged. Derivatives used to manage the exposure to changes in interest rates are reported in interest expense along with offsetting transaction gains and losses on the items being hedged. Gains and losses on net investment hedges are included in the cumulative translation adjustment component of accumulated other comprehensive loss to the extent they are effective. Gains and losses on derivatives

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

designated as cash flow hedges are recorded in accumulated other comprehensive loss and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The Company classifies cash flows associated with the settlement of derivatives consistent with the nature of the transaction being hedged. The ineffective portion of all hedges, if any, is recognized currently in earnings. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. See Note 12 for additional information.
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
In February 2013, the FASB issued authoritative guidance for the reporting of amounts reclassified out of Accumulated other comprehensive income ("AOCI"). The amendment did not change the current requirements for reporting net income or Other comprehensive income ("OCI") in the financial statements. The guidance requires the presentation, either on the face of the statement where net income is presented or in the notes, of the significant reclassifications out of AOCI by the respective line items of net income if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, the amendment requires a cross-reference to other disclosures under GAAP that provide additional detail about those amounts. The guidance became effective for Tyco in the first quarter of fiscal 2014 and additional disclosures are provided in Note 15.
Recently Issued Accounting Pronouncements—In March 2013, the FASB issued authoritative guidance to resolve diversity in practice on the accounting for cumulative translation adjustment ("CTA") when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The guidance requires that the parent release any CTA into net income when the parent ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity which results in a substantially complete liquidation of the foreign entity; when the sale of an investment in a foreign entity results in the loss of a controlling financial interest; or where an acquirer obtains control of an acquiree in which it had an equity interest immediately before the acquisition date. The guidance does not change the requirement to release a pro rata portion of the CTA into net income upon a partial sale of an equity method investment that is a foreign entity. The guidance will be effective for Tyco in the first quarter of fiscal 2015. The adoption of this guidance is not expected to have a significant impact on the Company's disclosures.
In July 2013, the FASB issued authoritative guidance for the presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a NOL carryforward, a similar tax loss, or a tax credit carryforward. If the NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. This guidance will be effective for Tyco the first fiscal quarter of fiscal 2015. The Company does not expect the guidance to have a significant impact on its disclosures.
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

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In August 2014, the FASB issued authoritative guidance to determine when and how a company is required to disclose going-concern uncertainties in the financial statements. The guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This guidance is effective for Tyco in the first quarter of fiscal 2018, with early adoption permitted. The Company is currently assessing the impact the guidance will have upon adoption.
2. 2012 Separation Transaction
On September 28, 2012, the Company completed the spin-offs of ADT and Tyco Flow Control, formerly the North American residential security and flow control businesses of Tyco, respectively, into separate, publicly traded companies in the form of a distribution to Tyco shareholders. In connection with activities taken to complete the 2012 Separation and to create the revised organizational structure of the Company, the Company incurred pre-tax charges ("Separation Charges") of $54 million, $61 million and $839 million for the years ended September 26, 2014, September 27, 2013 and September 28, 2012 respectively. The amounts presented within discontinued operations are costs directly related to the 2012 Separation that are not expected to provide a future benefit to the Company. The components of the Separation Charges incurred within continuing operations and discontinued operations consisted of the following ($ in millions):

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended September 26, 2014			For the Year Ended September 27, 2013			For the Year Ended September 28, 2012
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Loss on extinguishment of debt (See Note 10)	$—	$—	$—	$—	$—	$—	$453	$—	$453
Professional fees	2	—	2	5	1	6	—	191	191
Non-cash impairment charges	—	—	—	—	—	—	23	—	23
Information technology related costs	12	—	12	10	—	10	—	30	30
Employee compensation costs	—	1	1	3	1	4	74	17	91
Marketing costs	32	—	32	40	—	40	3	5	8
Interest expense	—	—	—	—	—	—	—	3	3
Other costs (income)	7	—	7	11	(10)	1	8	32	40
Total pre-tax separation charges (income)	53	1	54	69	(8)	61	561	278	839
Tax-related separation charges (income)	9	—	9	22	—	22	266	(2)	264
Tax benefit on pre-tax separation charges	(15)	—	(15)	(13)	—	(13)	(5)	(5)	(10)
Total separation charges, net of tax benefit	$47	$1	$48	$78	$(8)	$70	$822	$271	$1,093
Pre-tax separation charges were classified in continuing operations within the Company's Consolidated Statement of Operations as follows ($ in millions):

	For the Years Ended
	September 26, 2014	September 27, 2013	September 28, 2012
Selling, general and administrative expenses ("SG&A")	$52	$61	$4
Separation costs	1	8	71
Restructuring and asset impairment charges, net	—	—	33
Other expense, net	—	—	453
Total	$53	$69	$561

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Divestitures
The Company has continued to assess the strategic fit of its various businesses and has pursued the divestiture of certain businesses which do not align with its long-term strategy.
Fiscal 2014
On May 22, 2014, the Company, together with its wholly-owned subsidiary Tyco Far East Holdings Ltd. (the “Seller”) completed the sale of Tyco Fire & Security Services Korea Co. Ltd. and its subsidiaries that formed and operated the Company’s ADT Korea business to an affiliate of The Carlyle Group. The transaction took the form of a sale by the Seller of all of the stock of Tyco Fire & Security Services Korea Co. Ltd. for an aggregate purchase price of $1.93 billion, subject to customary adjustments as set forth in the stock purchase agreement. During the third quarter of fiscal 2014, the Company recognized a gain of $1.0 billion, net of a $212 million charge related to the indemnification at fair value for certain tax related matters borne by the buyer that are probable of being paid. The net gain was recorded in Income from discontinued operations, net of income taxes, on the Consolidated Statements of Operations for the year ended September 26, 2014. During the fourth quarter of fiscal 2014, the Company recorded a working capital adjustment, which reduced the net gain by $15 million. This business was accounted for as held for sale on the Consolidated Balance Sheets as of September 27, 2013, and its results of operations have been presented within discontinued operations on the Consolidated Statements of Operations for the years ended September 26, 2014, September 27, 2013 and September 28, 2012.
The Company intends to sell several businesses in the ROW Installation and Services segment by the end of the third quarter of fiscal 2015. The businesses are accounted for as held for sale on the Consolidated Balance Sheets as of September 26, 2014 and September 27, 2013, and their results of operations have been presented as discontinued operations on the Consolidated Statements of Operations during the years ended September 26, 2014 and September 27, 2013. During the quarter ended June 27, 2014, the Company recorded a $1 million impairment loss related to writing down the net assets to their fair value.
On March 6, 2014, the Company announced Atkore International Group Inc.'s (“Atkore”) intention to redeem all of the Company’s remaining common equity stake in Atkore. The redemption was completed on April 9, 2014 for aggregate cash proceeds of $250 million. This amount may be adjusted upward by up to $25 million if, prior to December 31, 2014, there is a sale or merger of Atkore, a sale of substantially all of Atkore's assets or an initial public offering of Atkore's stock. The Company recognized a net gain of $216 million related to this transaction, which is included in Equity income (loss) in earnings of unconsolidated subsidiaries in the Consolidated Statement of Operations for the year ended September 26, 2014. The net gain is comprised of a $227 million gain on the sale of the equity investment, partially offset by an $11 million loss, which is the Company's share of loss on Atkore's debt extinguishment undertaken in connection with the redemption.
Fiscal 2013
During the fourth quarter of fiscal 2013, the Company approved a plan to sell its armored guard business in New Zealand and its fire and security business in Fiji, both of which were in its ROW Installation & Services segment. The sale was completed during the first quarter of fiscal 2014. The assets and liabilities have not been presented separately as held-for-sale in the Consolidated Balance Sheets as the amounts were not material to the presentation of all periods. A pre-tax loss of approximately $13 million for the write-down to fair value, less cost to sell was recorded in Restructuring and asset impairment charges, net in the Company's Consolidated Statements of Operations for the year ended September 27, 2013. This business has not been presented in discontinued operations as the amounts were not material to the Consolidated Financial Statements.
During the third quarter of fiscal 2013, the Company completed the sale of its North America guarding business in its NA Installation & Services segment for approximately $25 million of cash proceeds, net of $2 million of cash divested on sale. The pre-tax loss for the write-down to fair value, less cost to sell, was not material. This business was accounted for as held for sale during the second quarter of fiscal 2013; however, its results of operations have not been presented in discontinued operations as the amounts were not material to the Consolidated Financial Statements.
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

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Discontinued Operations
The components of income from discontinued operations, net of income taxes are as follows ($ in millions):

	For the Years Ended
	September 26, 2014	September 27, 2013	September 28, 2012
Net revenue	$395	$573	$7,657
Pre-tax income from discontinued operations	$58	$101	$1,316
Pre-tax separation (income) charges included within discontinued operations (See Note 2)	(1)	8	(278)
Pre-tax gain on sale of discontinued operations	1,160	—	4
Income tax expense	(173)	(16)	(158)
Income from discontinued operations, net of income taxes	$1,044	$93	$884
Total assets and total liabilities of discontinued operations as of September 26, 2014 and September 27, 2013 were as follows ($ in millions):

	As of
	September 26, 2014	September 27, 2013
Accounts receivables, net	$11	$34
Inventories	3	10
Prepaid expenses and other current assets	5	22
Property, plant and equipment, net	—	393
Goodwill and intangible assets, net	—	370
Other assets	2	27
Total assets	$21	$856
Accounts payable	2	52
Accrued and other current liabilities	9	66
Other liabilities	2	118
Total liabilities	$13	$236
Other Matters
The Company has used available information to develop its best estimates for certain assets and liabilities related to the 2007 Separation. In limited instances, final determination of the balances will be made in subsequent periods. There were no adjustments recorded through Tyco shareholders' equity for the years ended September 26, 2014, September 27, 2013, and September 28, 2012. Adjustments in the future for the impact of filing final income tax returns in certain jurisdictions where those returns include a combination of Tyco, Covidien and/or TE Connectivity legal entities and for certain amended income tax returns for the periods prior to the 2007 Separation may be recorded to either Tyco shareholders' equity or the Consolidated Statement of Operations depending on the specific item giving rise to the adjustment.
Additionally, the year ended September 28, 2012 included $21 million of income tax expense associated with pre-2007 Separation tax liabilities, which was recorded in Income from discontinued operations, net of income taxes in the Company's Consolidated Statements of Operations. There was no income tax expense associated with pre-2007 Separation tax

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liabilities for both years ended September 26, 2014 and September 27, 2013. During the year ended September 28, 2012, the Company was reimbursed $8 million pursuant to a tax sharing agreement entered into in conjunction with the 2007 Separation (the "2007 Tax Sharing Agreement"), which has been recorded in Income from discontinued operations, net of income taxes in the Company's Consolidated Statements of Operations. See Note 6 for additional information.
Divestiture (Gains) Charges, Net
During 2014, 2013 and 2012, the Company recorded a net gain of $2 million, and net losses of $20 million and $14 million, respectively, in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations. The net gain for the year ended September 26, 2014 was primarily the result of a favorable court judgment relating to a divested business in our ROW Installation & Services segment. The net loss for the year ended September 27, 2013 primarily resulted from the write-down to fair value, less cost to sell, of the armored guard business in New Zealand and the fire and security business in Fiji, both of which are in our ROW Installation & Services segment. The net loss for the year ended September 28, 2012 primarily resulted from an indemnification resulting from the divestiture of the Company's Electrical and Metal products business.
4. Restructuring and Asset Impairment Charges, Net
During fiscal 2014, the Company identified and pursued opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across the Company's businesses. The Company expects to incur restructuring and restructuring related charges of in the range of $75 million to $100 million in fiscal 2015, which does not include repositioning charges as discussed below.
The Company recorded restructuring and asset impairment charges by action and Consolidated Statement of Operations classification as follows ($ in millions):

	For the Years Ended
	September 26, 2014	September 27, 2013	September 28, 2012
2014 actions	$44	$—	$—
2013 actions	6	99	—
2012 and prior actions	(1)	12	104
Total restructuring and asset impairment charges, net	$49	$111	$104
Charges reflected in SG&A	2	—	—
Charges reflected in restructuring and asset impairment charges, net	$47	$111	$104

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2014 Actions
Restructuring and asset impairment charges, net, during the year ended September 26, 2014 related to the 2014 actions are as follows ($ in millions):

	For the Year Ended September 26, 2014
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in SG&A	Total
NA Installation & Services	$16	$—	$—	$16
ROW Installation & Services	18	5	—	23
Global Products	3	—	2	5
Total	$37	$5	$2	$44
The rollforward of the reserves related to 2014 actions from September 27, 2013 to September 26, 2014 is as follows ($ in millions):

Balance as of September 27, 2013	$—
Charges	43
Reversals	(1)
Utilization	(12)
Currency translation	(1)
Balance as of September 26, 2014	$29
Restructuring reserves for businesses that are included within Liabilities held for sale on the Consolidated Balance Sheets are excluded from the table above. See Note 3 for additional information.
2013 Actions
Restructuring and asset impairment charges, net, during the years ended September 26, 2014 and September 27, 2013 related to the 2013 actions are as follows ($ in millions):

	For the Year Ended September 26, 2014
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Installation & Services	$(3)	$1	$(2)
ROW Installation & Services	3	—	3
Global Products	4	1	5
Total	$4	$2	$6

	For the Year Ended September 27, 2013
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Installation & Services	$34	$1	$35
ROW Installation & Services	46	4	50
Global Products	9	2	11
Corporate and Other	3	—	3
Total	$92	$7	$99

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring and asset impairment charges, net, incurred cumulative to date from initiation of the 2013 actions are as follows ($ in millions):

	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Installation & Services	$31	$2	$33
ROW Installation & Services	49	4	53
Global Products	13	3	16
Corporate and Other	3	—	3
Total	$96	$9	$105
The rollforward of the reserves related to 2013 actions from September 27, 2013 to September 26, 2014 is as follows ($ in millions):

Balance as of September 27, 2013	$68
Charges	13
Reversals	(8)
Utilization	(40)
Currency translation	(1)
Balance as of September 26, 2014	$32
Restructuring reserves for businesses that are included within Liabilities held for sale on the Consolidated Balance Sheets are excluded from the table above. See Note 3 for additional information.
2012 and prior actions
The Company continues to maintain restructuring reserves related to actions initiated prior to fiscal 2013. The total amount of these reserves was $38 million, $62 million and $102 million as of September 26, 2014, September 27, 2013 and September 28, 2012, respectively. The Company recorded $1 million of restructuring reversals, net and $12 million and $104 million of restructuring charges, net, and utilized $22 million, $52 million and $89 million for the year ended September 26, 2014, September 27, 2013 and September 28, 2012, respectively, related to 2012 and prior actions. The aggregate remaining reserves primarily relate to facility exit costs for long-term non-cancelable lease obligations primarily within the Company's ROW Installation & Services segment.
Total Restructuring Reserves
As of September 26, 2014 and September 27, 2013 , restructuring reserves related to all actions were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	As of
	September 26, 2014	September 27, 2013
Accrued and other current liabilities	$83	$112
Other liabilities	16	18
Total	$99	$130
Restructuring reserves for businesses that are included within Liabilities held for sale on the Consolidated Balance Sheets are excluded from the table above. See Note 3 for additional information.
Repositioning
The Company has initiated certain global actions designed to reduce its cost structure and improve future profitability by streamlining operations and better aligning functions, which the Company refers to as repositioning actions. These actions may or may not lead to a future restructuring action. During the years ended September 26, 2014 and September 27, 2013, the Company recorded repositioning charges of $44 million and $20 million, respectively, primarily related to professional fees which have

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

been reflected in Selling, general and administrative expenses in the Consolidated Statement of Operations. There were no repositioning charges incurred during fiscal 2012.
5. Acquisitions
Acquisitions
During the year ended September 26, 2014, total consideration for acquisitions included in continuing operations was $66 million, which was comprised of $65 million of cash paid, net of cash acquired of $1 million, and $1 million of contingent consideration. This was primarily comprised of $53 million of cash paid, net of $1 million cash acquired, and $1 million of contingent consideration for the acquisition of Westfire, Inc. ("Westfire") on November 8, 2013. Westfire, a fire protection services company with operations in the United States, Chile and Peru, provides critical special-hazard suppression and detection applications in mining, telecommunications and other vertical markets and has been integrated with the NA Installation & Services and ROW Installation & Services segments. The balance of the acquisitions for the year ended September 26, 2014 were included in the Company's ROW Installation & Services segment, none of which were material individually or in the aggregate.
During the quarter ended September 26, 2014, the Company also paid $66 million in cash to purchase the remaining ownership interest of a joint venture in Brazil, which has been consolidated into the Company's ROW Installation & Services segment. In connection with Tyco’s acquisition of the remaining ownership interest in this joint venture, the Company recorded an indemnification asset of approximately $11 million relating to the indemnification of Tyco for certain pre-acquisition tax liabilities, in accordance with the purchase agreement.
During the year ended September 27, 2013, total consideration for acquisitions included in continuing operations was $257 million, which was comprised of $229 million cash paid, net of cash acquired of $9 million, and $28 million of consideration that is primarily contingent on the successful transfer of a business license in China to Tyco. The transfer of this license occurred during the first quarter of fiscal 2015. Cash paid for acquisitions primarily related to the acquisition of Exacq Technologies ("Exacq") on July 26, 2013 by the Company's Global Products segment. Exacq is a developer of open architecture video management systems for security and surveillance applications. Cash paid for Exacq totaled approximately $148 million, net of cash acquired of $2 million. The balance of the acquisitions for the year ended September 27, 2013 were included within the Company's NA Installation & Services and ROW Installation & Services segments, none of which were material individually or in the aggregate.
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
The Company recorded redeemable noncontrolling interest of $12 million related to an acquisition in the second quarter of 2012. Net loss and adjustments related to changes in the redemption value were immaterial during the years ended September 26, 2014 and September 27, 2013. The Company's redeemable noncontrolling interest balance was $13 million as of September 26, 2014 and $12 million as of September 27, 2013.
Acquisition and Integration Related Costs
Acquisition and integration costs are expensed as incurred. During the years ended September 26, 2014, September 27, 2013 and September 28, 2012, the Company incurred acquisition and integration costs of $3 million, $4 million and $9 million, respectively. Such costs are recorded in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes
Significant components of the income tax provision for fiscal 2014, 2013 and 2012 are as follows ($ in millions):

	For the Years Ended
	September 26, 2014	September 27, 2013	September 28, 2012
Current:
United States:
Federal	$10	$14	$(4)
State	18	8	6
Non U.S.	95	81	147
Current income tax provision	$123	$103	$149
Deferred:
United States:
Federal	$(79)	$(12)	$(10)
State	(24)	5	(2)
Non U.S.	4	12	183
Deferred income tax provision	$(99)	$5	$171
	$24	$108	$320
Non-U.S. income from continuing operations before income taxes was $1.1 billion, $844 million and $87 million for fiscal 2014, 2013 and 2012, respectively.
The reconciliation between U.S. federal income taxes at the statutory rate and the Company's provision for income taxes on continuing operations for the years ended September 26, 2014, September 27, 2013 and September 28, 2012 is as follows ($ in millions):

	For the Years Ended
	September 26, 2014	September 27, 2013	September 28, 2012
Notional U.S. federal income tax expense at the statutory rate	$215	$206	$(24)
Adjustments to reconcile to the income tax provision:
U.S. state income tax provision, net	(12)	(3)	6
Non U.S. net earnings(1)	(232)	(172)	33
Nondeductible charges	47	78	61
Valuation allowance	4	4	235
Other	2	(5)	9
Provision for income taxes	$24	$108	$320
_______________________________________________________________________________

(1)	Excludes nondeductible charges and other items which are broken out separately in the table.

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
Nondeductible charges during fiscal 2013 and 2012 are primarily related to separation costs incurred.
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset as of September 26, 2014 and September 27, 2013 are as follows ($ in millions):

	As of
	September 26, 2014	September 27, 2013
Deferred tax assets:
Accrued liabilities and reserves	$483	$285
Tax loss and credit carryforwards	2,312	2,432
Postretirement benefits	106	183
Deferred revenue	120	111
Other	173	102
	3,194	3,113
Deferred tax liabilities:
Property, plant and equipment	(92)	(132)
Intangibles assets	(537)	(566)
Other	(160)	(167)
	(789)	(865)
Net deferred tax asset before valuation allowance	2,405	2,248
Valuation allowance	(1,995)	(1,948)
Net deferred tax asset	$410	$300
The valuation allowance for deferred tax assets of $2.0 billion and $1.9 billion as of September 26, 2014 and September 27, 2013, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The valuation allowance as of September 26, 2014 and September 27, 2013 includes separation related charges associated with the early extinguishment of debt which further increased a net operating loss carryforward which the Company does not expect to realize in future periods. The valuation allowance was calculated and recorded when the Company determined that it was more-likely-than-not that all or a portion of our deferred tax assets would not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on the Company's Consolidated Balance Sheets.
As of September 26, 2014, deferred tax assets of approximately $140 million relate to certain operating loss carryforwards resulting from the exercise of employee stock options and restricted stock vestings, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax provision.
As of September 26, 2014, the Company had $7,713 million of net operating loss carryforwards in certain non-U.S. jurisdictions. Of these, $7,140 million have no expiration, and the remaining $573 million will expire in future years through 2034. In the U.S., there were approximately $352 million of federal and $223 million of state net operating loss carryforwards as of September 26, 2014, which will expire in future years through 2034.
As of September 26, 2014 and September 27, 2013, the Company had unrecognized tax benefits of $267 million and $256 million, respectively, of which $247 million and $235 million, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company accrued interest and penalties related to the unrecognized tax benefits of $36 million and $39 million as of September 26, 2014 and September 27, 2013, respectively. The Company recognized $1 million, $1 million and $2 million of income tax expense for interest and penalties related to unrecognized tax benefits for the years ended September 26, 2014, September 27, 2013 and September 28, 2012, respectively.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A rollforward of unrecognized tax benefits as of September 26, 2014, September 27, 2013 and September 28, 2012 is as follows ($ in millions):

	As of
	September 26, 2014	September 27, 2013	September 28, 2012
Balance as of beginning of year	$256	$120	$144
Additions based on tax positions related to the current year	46	137	18
Additions based on tax positions related to prior years	7	7	7
Reductions based on tax positions related to prior years	(39)	(6)	(38)
Reductions related to settlements	(1)	—	(1)
Reductions related to lapse of the applicable statute of limitations	(2)	(2)	(3)
Foreign currency translation adjustments	—	—	(7)
Balance as of end of year	$267	$256	$120
Certain of Tyco's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
Australia	2004-2013
Canada	2006-2013
Germany	2005-2013
Switzerland	2004-2013
United Kingdom	2012-2013
United States	1997-2013
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
Under the 2007 Tax Sharing Agreement, Tyco shares responsibility for certain of its, Covidien's and TE Connectivity's income tax liabilities, which result in cash payments, based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Covidien and TE Connectivity share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and TE Connectivity's U.S. and certain

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

non-U.S. income tax returns. The costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties. In connection with the execution of the 2007 Tax Sharing Agreement, Tyco established a net receivable from Covidien and TE Connectivity representing the amount Tyco expected to receive for pre-2007 Separation uncertain tax positions, including amounts owed to the Internal Revenue Service ("IRS"). Tyco also established liabilities representing the fair market value of its share of Covidien's and TE Connectivity's estimated obligations, primarily to the IRS, for their pre-2007 Separation taxes covered by the 2007 Tax Sharing Agreement. During the year ended September 26, 2014, Tyco made a net cash payment of $155 million to Covidien under the terms of the 2007 Tax Sharing Agreement. The cash exchanged was a reimbursement between the parties for various payments made to the IRS for federal income taxes related to the audit of fiscal years 2005 through 2007. During the year ended September 27, 2013, Tyco made a net cash payment of $16 million to Covidien and TE Connectivity related to the resolution of certain IRS audit and pre-Separation tax matters.
Tyco assesses the shared tax liabilities and guarantee liabilities related to both the 2012 and 2007 Tax Sharing Agreements at each reporting period. Tyco will provide payment to Pentair and ADT under the 2012 Tax Sharing Agreement and to Covidien and TE Connectivity under the 2007 Tax Sharing Agreement as the shared income tax liabilities are settled. Settlement is expected to occur as the tax, audit and legal processes are completed for the impacted years and cash payments are made. Due to the nature of the unresolved adjustments described in the next paragraph, the maximum amount of future payments under the 2012 and 2007 Tax Sharing Agreements is not known. Such cash payments, when they occur, will reduce the guarantor liability as such payments represent an equivalent reduction of risk. Tyco also assesses the sufficiency of the 2012 and 2007 Tax Sharing Agreements guarantee liabilities on a quarterly basis and will increase the liability when it is probable that cash payments expected to be made under the 2012 or 2007 Tax Sharing Agreements exceed the recorded balance.
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
The IRS asserted in the Notices of Deficiency that substantially all of Tyco's intercompany debt originated during the 1997 - 2000 period should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest and related deductions recognized on U.S. income tax returns totaling approximately $2.9 billion. Tyco strongly disagrees with the IRS position and had filed petitions with the U.S. Tax Court contesting the IRS proposed adjustments. A trial date has been set for February 2016. Tyco believes that it has meritorious defenses for its tax filings, that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and existing Treasury regulations, and that the previously reported taxes for the years in question are appropriate.
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
The receivables and liabilities related to the 2012 and 2007 Tax Sharing Agreements as of September 26, 2014 and September 27, 2013 are as follows ($ in millions):

	2012 Tax Sharing Agreement		2007 Tax Sharing Agreement
	As of September 26, 2014	As of September 27, 2013	As of September 26, 2014	As of September 27, 2013
Net receivable:
Prepaid expenses and other current assets	$—	$—	$3	$—
Other assets	—	—	23	67
	—	—	26	67
Tax sharing agreement related liabilities
Accrued and other current liabilities	—	(33)	(21)	(130)
Other liabilities	(46)	(36)	(194)	(254)
	(46)	(69)	(215)	(384)
Net liability	$(46)	$(69)	$(189)	$(317)

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded (expense) income in conjunction with the 2012 and 2007 Tax Sharing Agreements for the years ended September 26, 2014, September 27, 2013 and September 28, 2012 as follows ($ in millions):

	For the Years Ended
	September 26, 2014	September 27, 2013	September 28, 2012
(Expense)/income
2007 Tax Sharing Agreement	$(21)	$—	$(4)
2012 Tax Sharing Agreement	15	(32)	—
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
During 2014, Tyco incurred a charge of $6 million, to make payments to ADT and Pentair based on estimated allowable deductions for ADT and Pentair shares issued to Company employees, offset by income of $1 million to be received from ADT and Pentair for Company shares issued to their employees, resulting in a net impact of approximately $5 million which was recorded in Other expense, net within Tyco's Consolidated Statement of Operations. Offsetting this charge was approximately $20 million related to the finalization of audits of fiscal years 2005 through 2007. Additionally, a charge of $21 million was recorded primarily related to the finalization of various audits under the 2007 Tax Sharing Agreement.
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

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Earnings Per Share
The reconciliations between basic and diluted earnings per share attributable to Tyco common shareholders for the years ended September 26, 2014, September 27, 2013 and September 28, 2012 are as follows (in millions, except per share data):

	For the Years Ended
	September 26, 2014			September 27, 2013			September 28, 2012
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	(Loss)	Shares	Per Share Amount
Basic earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	$794	455	$1.74	$443	465	$0.96	$(412)	463	$(0.89)
Share options and restricted share awards		8			7
Diluted earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations attributable to Tyco common shareholders, giving effect to dilutive adjustments	$794	463	$1.71	$443	472	$0.94	$(412)	463	$(0.89)
The computation of diluted earnings per share for the years ended September 26, 2014, September 27, 2013 and September 28, 2012 excludes the effect of the potential exercise of share options to purchase approximately 2 million, 4 million, and 12 million shares, respectively, and excludes restricted share awards of 2 million, 1 million, and 2 million shares, respectively, because the effect would be anti-dilutive.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Goodwill and Intangible Assets
There were no goodwill impairments as a result of performing the Company's 2014, 2013 and 2012 annual impairment tests. The changes in the carrying amount of goodwill by segment for 2014 and 2013 are as follows ($ in millions):

	NA Installation & Services	ROW Installation & Services	Global Products	Total

Gross goodwill	$2,127	$1,972	$1,696	$5,795
Accumulated impairment	(126)	(1,068)	(567)	(1,761)
Carrying amount of goodwill as of September 28, 2012	$2,001	$904	$1,129	$4,034
2013 activity:
Acquisitions/ Purchase accounting adjustments	24	42	90	156
Transfers	(39)	—	39	—
Currency translation	(8)	(19)	(1)	(28)

Gross goodwill	$2,104	$1,995	$1,824	$5,923
Accumulated impairment	(126)	(1,068)	(567)	(1,761)
Carrying amount of goodwill as of September 27, 2013	$1,978	$927	$1,257	$4,162
2014 activity:
Acquisitions/ Purchase accounting adjustments	10	15	(4)	21
Currency translation	(12)	(34)	(11)	(57)

Gross goodwill	$2,102	$1,976	$1,809	$5,887
Accumulated impairment	(126)	(1,068)	(567)	(1,761)
Carrying amount of goodwill as of September 26, 2014	$1,976	$908	$1,242	$4,126
Intangible Assets
There were no indefinite-lived intangible asset impairments as a result of performing the Company's 2014, 2013 and 2012 annual impairment tests.
The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets as of September 26, 2014 and September 27, 2013 ($ in millions):

	As of
	September 26, 2014		September 27, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$1,405	$1,117	$1,420	$1,101
Intellectual property	622	492	623	477
Other	38	16	40	13
Total	$2,065	$1,625	$2,083	$1,591
Non-Amortizable:
Intellectual property	$221		$223
Franchise rights	76		76
Total	$297		$299
Intangible asset amortization expense for 2014, 2013 and 2012 was $93 million, $95 million and $99 million, respectively, and was recorded in Selling, general and administrative expense in the Consolidated Statements of Operations.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated aggregate amortization expense on intangible assets is expected to be approximately $66 million for 2015, $62 million for 2016, $53 million for 2017, $51 million for 2018 and $208 million for 2019 and thereafter.
9. Related Party Transactions
The Company has amounts due related to loans and advances issued to employees in prior years under the Company's Key Employee Loan Program, relocation programs and other advances made to executives. Loans were provided to employees under the Company's Key Employee Loan Program, which is now discontinued, except for outstanding loans for the payment of taxes upon the vesting of shares granted under our Restricted Share Ownership Plans. During the fourth quarter of 2002, the Board of Directors and new senior management at that time adopted a policy under which no new loans are allowed to be granted to any officers of the Company and existing loans are not allowed to be extended or modified. There have been no loans made to any of the Company's current executives. The outstanding loans are not collateralized and bear interest, payable annually, at a rate based on the six-month LIBOR, calculated annually as the average of the rates in effect on the first day of each of the preceding 12 months. Loans are generally repayable in 10 years; however, earlier payments are required under certain circumstances, such as when an employee is terminated. In addition, the Company made mortgage loans to certain employees under employee relocation programs. These loans are generally payable in 15 years and are collateralized by the underlying property. The maximum amount outstanding under these programs was nil and $21 million as of September 26, 2014 and September 27, 2013. Loans receivable under these programs, as well as other unsecured advances outstanding, were nil and $21 million as of September 26, 2014 and September 27, 2013. As of September 27, 2013, the total outstanding loans receivable included loans to L. Dennis Kozlowski, the Company's former chairman and chief executive officer (until June 2002). The amount outstanding under these loans, plus accrued interest, was nil and $28 million as of September 26, 2014 and September 27, 2013 and the rate of interest charged on such loans was 0.4% in 2013. Interest income on these interest bearing loans was not material for all periods presented. Certain of the above loans totaling nil and $1 million as of September 26, 2014 and September 27, 2013 are non-interest bearing.
The Company filed civil complaints against Mr. Kozlowski, its former chief financial officer, Mark Swartz, and Frank E. Walsh, Jr., a former director for breach of fiduciary duty and other wrongful conduct. The Company has resolved each of these matters. See Note 13 for additional information.
During 2014, 2013 and 2012, the Company engaged in commercial transactions in the normal course of business with companies where the Company's Directors were employed and served as officers. Purchases from these companies during each year aggregated less than 1% of consolidated net revenue.
10. Debt
Debt as of September 26, 2014 and September 27, 2013 is as follows ($ in millions):

	As of September 26, 2014	As of September 27, 2013
3.375% public notes due 2015	$258	$258
3.75% public notes due 2018	67	67
8.5% public notes due 2019	364	364
7.0% public notes due 2019	245	246
6.875% public notes due 2021	465	466
4.625% public notes due 2023	42	42
Other(1)	22	20
Total debt	1,463	1,463
Less: current portion	20	20
Long-term debt	$1,443	$1,443
_______________________________________________________________________________

(1)	$20 million of the amount shown as other, comprises the current portion of the Company's total debt as of both September 26, 2014 and September 27, 2013.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value
The carrying amount of Tyco's debt subject to the fair value disclosure requirements as of September 26, 2014 and September 27, 2013 was $1,441 million and $1,443 million, respectively. The Company utilizes various valuation methodologies to determine the fair value of its debt, which is primarily dependent on the type of market in which the Company's debt is traded. When available, the Company uses quoted market prices to determine the fair value of its debt that is traded in active markets. As of September 26, 2014 and September 27, 2013, the fair value of the Company's debt which was actively traded was $1,670 million and $1,676 million, respectively. As of September 26, 2014 and September 27, 2013, the Company's debt that was subject to the fair value disclosure requirements was all actively traded and is classified as Level 1 in the fair value hierarchy. See Note 1 for further details on the fair value hierarchy.
Commercial Paper
From time to time, TIFSA may issue commercial paper for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program was $1 billion as of September 26, 2014. As of September 26, 2014 and September 27, 2013, TIFSA had no commercial paper outstanding.
Fiscal 2014 and 2013 Debt Issuance/Repayment
During fiscal years 2014 and 2013, except for the issuance of commercial paper as described above, there were no material debt issuances or repayments.
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
As a result of entering into the 2012 Credit Agreement, the Company's committed revolving credit facility totaled $1.0 billion as of September 26, 2014. This revolving credit facility may be used for working capital, capital expenditures and general corporate purposes. As of September 26, 2014 and September 27, 2013, there were no amounts drawn under the

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company's revolving credit facilities. Interest under the revolving credit facilities is variable and is calculated by reference to LIBOR or an alternate base rate.
Other Debt Information
The aggregate amounts of principal public debt maturing during the next five fiscal years and thereafter are as follows: nil in 2015, $258 million in 2016, nil in 2017, $67 million in 2018, $364 million in 2019 and $746 million thereafter.
As of September 26, 2014, the weighted-average interest rate on total debt was 6.5%. As of September 27, 2013, the weighted-average interest rate on total debt, excluding the impact of interest rate swaps, was 6.5%. There was no public short-term debt outstanding as of September 26, 2014 and September 27, 2013. As of September 28, 2012, the Company had terminated all interest rate swaps. The impact of the Company's interest rate swap agreements on reported interest expense prior to termination was a net decrease of $18 million for the year ended September 28, 2012.
11. Guarantees
Certain of the Company's business segments have guaranteed the performance of third-parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from the fiscal year 2015 through the completion of such transactions and would typically be triggered in the event of nonperformance. The Company's performance under the guarantees, if required, would not have a material effect on the Company's financial position, results of operations or cash flows.
There are certain guarantees or indemnifications extended among Tyco, Covidien, TE Connectivity, ADT and Pentair in accordance with the terms of the 2007 and 2012 Separation and Distribution Agreements and Tax Sharing Agreements. These guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreements. See Note 6 for additional information.
In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien, TE Connectivity, ADT and Tyco Flow Control operating entities. In connection with both the 2007 and 2012 Separations, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien, TE Connectivity, ADT or Pentair, as appropriate. To the extent these guarantees were not assigned prior to the Separation dates, Tyco assumed primary liability on any remaining such support. The Company's obligations related to the 2012 Separation were $3 million, which were included in Other liabilities on the Company's Consolidated Balance Sheets as of both September 26, 2014 and September 27, 2013, with an offset to Tyco shareholders' equity on the 2012 Separation date. The Company's obligations related to the 2007 Separation were $3 million, which were included in Other liabilities on the Company's Consolidated Balance Sheets as of both September 26, 2014 and September 27, 2013, respectively, with an offset to Tyco shareholders' equity on the 2007 Separation date.
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
During the year ended September 26, 2014, Tyco replaced available for sale investments held as collateral for the Company's insurable liabilities with letters of credit of approximately $137 million. As of September 26, 2014 and September 27, 2013, the Company had total outstanding letters of credit and bank guarantees of approximately $662 million and $424 million respectively.
The Company records estimated product warranty costs at the time of sale. See Note 1 for additional information.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amount of the Company's warranty accrual from September 27, 2013 to September 26, 2014 were as follows ($ in millions):

Balance as of September 27, 2013	$31
Warranties issued	8
Changes in estimates	(5)
Settlements	(6)
Balance as of September 26, 2014	$28
Warranty accruals for businesses that are included within Liabilities held for sale on the Consolidated Balance Sheets are excluded from the table above. See Note 3 for additional information.
12. Financial Instruments
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value as of September 26, 2014 and September 27, 2013. The fair value of derivative financial instruments was not material to any of the periods presented. See below for the fair value of investments and Note 10 for the fair value of debt.
Derivative Instruments
In the normal course of business, Tyco is exposed to market risk arising from changes in currency exchange rates, interest rates and commodity prices. The Company may use derivative financial instruments to manage exposures to foreign currency, commodity and interest rate risks. The Company's objective for utilizing derivative financial instruments is to manage these risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company does not use derivative financial instruments for trading or speculative purposes. Additionally, the Company did not have any derivative instruments designated as hedging instruments for accounting purposes during the years ended September 26, 2014 and September 27, 2013. During the year ended September 28, 2012, the Company terminated its interest rate swaps.
Foreign Currency Exposures
The Company manages foreign currency exchange rate risk through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact and potential variability in cash flows associated with intercompany loans, accounts receivable, accounts payable and forecasted transactions that are denominated in certain foreign currencies. As of September 26, 2014 and September 27, 2013, the total gross notional amount of the Company's foreign exchange contracts was $258 million and $278 million, respectively, including contracts of nil and $60 million, respectively, related to the South Korean security business.
Counterparty Credit Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk. Tyco has established policies and procedures to limit the potential for counterparty credit risk, including establishing limits for credit exposure and continually assessing the creditworthiness of counterparties. As a matter of practice, the Company deals with major banks worldwide having strong investment grade long-term credit ratings. To further reduce the risk of loss, the Company generally enters into International Swaps and Derivatives Association master agreements with substantially all of its counterparties. The Company's derivative contracts do not contain any credit risk related contingent features and do not require collateral or other security to be furnished by the Company or the counterparties. The Company's exposure to credit risk associated with its derivative instruments is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. The Company does not anticipate any non-performance by any of our counterparties and the concentration of risk with financial institutions does not present significant credit risk to the Company.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments
Investments primarily include marketable securities such as U.S. government obligations, U.S. government agency securities and corporate debt securities, equity securities and time deposits with banks.
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
During the year ended September 26, 2014, the Company liquidated its portfolio of corporate and U.S. Government debt securities and recorded a $1 million gain on the sale of investments related to this liquidation. As of September 26, 2014, the Company held time deposits with original time to maturity greater than three months of $275 million, which are recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheet.
During the year ended September 26, 2014, the Company also purchased $62 million of trading securities that will serve to partially offset changes in the market value of liabilities for an unfunded non-qualified defined contribution pension plan. These securities, which primarily consist of exchange traded equity funds, are recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheet, and gains or losses are recorded in Other income, expense (net) in the Consolidated Statement of Operations. For the year ended September 26, 2014, the trading securities had a realized gain of nil.
The following tables present the cost and fair market value of the Company's investments measured at fair value, by type of security, by level, and by classification on the Company's Consolidated Balance Sheets as of September 26, 2014 and September 27, 2013.
        As of September 26, 2014 ($ in millions):

	Fair Value			Consolidated Balance Sheet Classification
Investment Assets:	Level 1	Level 2	Total	Prepaids and Other Current Assets	Other Assets
Time deposits	$275	$—	$275	$275	$—
Exchange traded equity funds	62	—	62	62	—
	$337	$—	$337	$337	$—
        As of September 27, 2013 ($ in millions):

	Fair Value			Consolidated Balance Sheet Classification
Available-for-sale securities:	Level 1	Level 2	Total	Prepaids and Other Current Assets	Other Assets
Corporate debt securities	$—	$34	$34	$11	$23
U.S. Government debt securities	171	38	209	89	120
	$171	$72	$243	$100	$143
During 2014 and 2013, the Company did not have any significant transfers within the fair value hierarchy.
Investments with continuous unrealized losses for less than 12 months and 12 months or greater as of September 26, 2014 and September 27, 2013 were not material. The Company did not record any other-than-temporary impairments for the years 2014, 2013 and 2012.
Derivative Financial Instruments
The fair values for the Company's derivative financial instruments are derived from market approach pricing models that take into account the contractual terms and features of each instrument and forward foreign currency rates for the Company's

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

foreign exchange contracts. Valuations are adjusted to reflect creditworthiness of the counterparty for assets and the creditworthiness of the Company for liabilities. Such adjustments are based on observable market evidence and are categorized as Level 2 exposures. Derivative financial instruments fair value details are not presented as the derivative financial instruments were not material to any of the periods presented.
Other
In addition to the gain related to the liquidation of the Company's investment portfolio as described above, the year ended September 26, 2014 also included a $7 million loss on the sale of an investment related to the Company's ROW Installation and Services business.
The Company had $1.5 billion and $1.4 billion of intercompany loans designated as permanent in nature as of September 26, 2014 and September 27, 2013, respectively. For the years ended September 26, 2014 and September 27, 2013, and September 28, 2012 the Company recorded a cumulative translation loss of $28 million, gain of $3 million and gain of $48 million, respectively, through Accumulated other comprehensive loss related to these loans.
13. Commitments and Contingencies
The Company has facility, vehicle and equipment leases that expire at various dates beyond fiscal 2015. Rental expense under these leases was $280 million, $284 million and $292 million for fiscal years 2014, 2013 and 2012, respectively. Following is a schedule of minimum lease payments for non-cancelable operating leases as of September 26, 2014 ($ in millions):

Operating Leases
2015	$185
2016	163
2017	122
2018	81
2019	44
Thereafter	82
$677
The Company also has purchase obligations related to commitments to purchase certain goods and services. As of September 26, 2014, such obligations were as follows: $375 million in 2015, $66 million in 2016, $28 million in 2017, $1 million in 2018 and $1 million in 2019 and thereafter.
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
With respect to Mr. Kozlowski, in the first quarter of fiscal 2014, the parties signed an agreement resolving all outstanding disputes with Mr. Kozlowski, and with Mr. Kozlowski agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements, including the Key Employee Loan Program, that were alleged to have existed between him and the Company. As a result, in the first quarter of fiscal 2014, the Company reversed the net liability of approximately $92 million, which was recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations for the amounts allegedly due to him. Additionally, the Company will be entitled to a portion of the proceeds, if any, from the future sale of certain assets owned by Mr. Kozlowski, the timing and amount of which

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

is uncertain at this time. During the quarter ended June 27, 2014, the Company received a $4 million recovery from the sale of property owned by Mr. Kozlowski, which was recognized as a reduction to Selling, general and administrative expenses.
With respect to Mr. Swartz, during the second quarter of fiscal 2012, the Company reversed a $50 million liability related to Mr. Swartz's pay and benefits due to the expiration of the statute of limitations and in July 2013, the parties reached an agreement in principle to resolve the matter, with Mr. Swartz agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements alleged to have existed between him and the Company. In November 2014, the parties executed a definitive settlement agreement and the Company received approximately $12 million in cash from Mr. Swartz, a portion of which will be shared with the members of the class action settlement.
Environmental Matters
Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 26, 2014, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $38 million to $79 million. As of September 26, 2014, Tyco concluded that the best estimate within this range is approximately $42 million, of which $23 million is included in Accrued and other current liabilities and Accounts payable and $19 million is included in Other liabilities in the Company's Consolidated Balance Sheet.
The majority of the liabilities described above relate to ongoing remediation efforts at a facility in the Company's Global Products segment located in Marinette, Wisconsin, which the Company acquired in 1990 in connection with its acquisition of, among other things, the Ansul product line. Prior to Tyco's acquisition, Ansul manufactured arsenic-based agricultural herbicides at the Marinette facility, which resulted in significant arsenic contamination of soil and groundwater on the Marinette site and in parts of the adjoining Menominee River. Ansul has been engaged in ongoing remediation efforts at the Marinette site since 1990, and in February 2009 entered into an Administrative Consent Order (the "Consent Order") with the U.S. Environmental Protection Agency to address the presence of arsenic at the Marinette site. Under this agreement, Ansul's principal obligations are to contain the arsenic contamination on the site, pump and treat on-site groundwater, dredge, treat and properly dispose of contaminated sediments in the adjoining river areas, and monitor contamination levels on an ongoing basis. Activities completed under the Consent Order since 2009 include the installation of a subsurface barrier wall around the facility to contain contaminated groundwater, the installation of a groundwater extraction and treatment system and the dredging and offsite disposal of treated river sediment. As of September 26, 2014, the Company concluded that its remaining remediation and monitoring costs related to the Marinette facility were in the range of approximately $27 million to $54 million. The Company's best estimate within that range is approximately $30 million, of which $18 million is included in Accrued and other current liabilities and $12 million is included in Other liabilities in the Company's Consolidated Balance Sheet. During the years ended September 26, 2014, September 27, 2013, and September 28, 2012, the Company recorded charges of nil, $100 million, and $17 million, respectively, in Selling, general and administrative expenses in the Consolidated Statement of Operations. Although the Company has recorded its best estimate of the costs that it will incur to remediate and monitor the arsenic contamination at the Marinette facility, it is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows.
Asbestos Matters
The Company and certain of its subsidiaries, including Yarway Corporation (“Yarway”) and Grinnell LLC (“Grinnell”), along with numerous other third parties, are named as defendants in personal injury lawsuits based on alleged exposure to asbestos containing materials. Over 90% of cases pending against affiliates of the Company have been filed against Yarway or Grinnell, and have typically involved product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were used with asbestos containing components. Claims filed against Yarway derive from Yarway’s purported use of asbestos-containing gaskets and packing in the sale or distribution of steam valves and traps and from its alleged manufacture of asbestos-containing expansion joint packing. Yarway’s alleged manufacture, distribution and/or sale of asbestos-containing materials ceased by 1988, and Yarway ceased substantially all of its manufacturing, distribution and sales operations in 2003. Claims filed against Grinnell typically allege that it manufactured, sold or distributed valves, gaskets, piping and sprinkler systems containing asbestos.
As of September 26, 2014, the Company has determined that there were approximately 5,600 claims pending against it, which includes approximately 3,200 claims pending against Yarway. This amount reflects the Company's current estimate of the number of viable claims made against it and includes adjustments for claims that are not actively being prosecuted, identify

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

incorrect defendants, are duplicative of other actions or for which the Company is indemnified by third parties. Additionally, as a result of the Yarway bankruptcy filing described below, claims against Yarway have been stayed since April 2013.
The following table summarizes the activity in the asset and liability accounts related to these asbestos matters for the year ended September 26, 2014 ($ in millions):

	As of September 27, 2013	(Charge)/Benefit	Payments/(Receipts)	As of September 26, 2014

Yarway:
Insurance assets	$—	$—	$—	$—
Gross asbestos liabilities	(90)	(225)	—	(315)
Net liability position	$(90)	$(225)	$—	$(315)

Other Claims:
Insurance assets	$152	$93	$—	$245
Gross asbestos liabilities	(231)	(325)	18	(538)
Net liability position	$(79)	$(232)	$18	$(293)

Total Tyco:
Insurance assets	$152	$93	$—	$245
Gross asbestos liabilities	(321)	(550)	18	(853)
Total net liability position	$(169)	$(457)	$18	$(608)
Yarway
As previously disclosed, on April 22, 2013 Yarway filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). As a result of this filing, the continuation or commencement of asbestos-related litigation against Yarway has been enjoined by the automatic stay imposed by the U.S. Bankruptcy Code. Yarway's goal has been to negotiate, obtain approval of, and consummate a plan of reorganization that establishes a trust to fairly and equitably value and pay current and future Yarway asbestos claims, and that, in exchange for funding of the trust by the Company and/or its subsidiaries, provides permanent injunctive relief protecting the Company, each of its current and former affiliates and various other parties (the “Company Protected Parties”) from any further asbestos claims based on products manufactured, sold, and/or distributed by Yarway. On October 9, 2014, the Company reached an agreement in principle with Yarway, the Official Committee of Asbestos Claimants (“ACC”) appointed in the Yarway Chapter 11 case as the representative of current Yarway asbestos claimants, and the Future Claimants Representative (“FCR”) appointed in the Yarway Chapter 11 case as the representative of future Yarway asbestos claimants, to fund a section 524(g) trust for the resolution and payment of current and future Yarway asbestos claims. The agreement in principle, which will be implemented through a Chapter 11 plan for Yarway, will resolve the potential liability of the Company Protected Parties for pending and future derivative personal injury claims related to exposure to asbestos-containing products that were allegedly manufactured, distributed, and/or sold by Yarway (“Yarway Asbestos Claims”). Under the Chapter 11 plan, an asbestos settlement trust (the “Yarway Trust”) that conforms to the provisions of Section 524(g) of the U.S. Bankruptcy Code will be established and, on the effective date of the Chapter 11 plan, the Company and Yarway will contribute to the Yarway Trust a total of $325 million in cash (“Settlement Consideration”), which includes approximately $100 million relating to the settlement of intercompany amounts allegedly due to Yarway. In exchange for the Settlement Consideration, each of the Company Protected Parties will receive the benefit of a release from Yarway and an injunction under section 524(g) of the Bankruptcy Code permanently enjoining the assertion of Yarway Asbestos Claims against those Parties. The agreement in principle is subject, among other things, to the negotiation and filing of a Chapter 11 plan of reorganization for Yarway incorporating the terms of such agreement (the “Plan”), acceptance of the Plan by at least 75% of Yarway’s current asbestos claimants voting on such Plan, confirmation of the Plan by the Bankruptcy Court and approval of the injunction in favor of the Company Protected Parties by the United States District Court for the District of Delaware (“District Court”). On the effective date of the Plan, which is anticipated to occur in the second half of fiscal 2015, the Company and Yarway will pay the Settlement Consideration and Yarway Asbestos Claims against the Company Protected Parties will be permanently enjoined. Yarway is anticipated to become a wholly-owned subsidiary of the Yarway Trust and, accordingly, would no longer be owned

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

by or be part of a consolidated group with the Company. Unless extended by a further agreement, the agreement in principle will expire if the order confirming the Plan and implementing the injunction has not been entered or affirmed by the District Court by April 30, 2015, or if the effective date of the Plan has not occurred by September 15, 2016. As a result of the agreement in principle to settle, the Company has recorded a charge of $225 million in Selling, general and administrative expenses in the Consolidated Statement of Operations during the fourth fiscal quarter of 2014.
As a result of filing the voluntary bankruptcy petition during the third quarter of fiscal 2013, the Company recorded an expected loss upon deconsolidation of $10 million related to the Yarway Chapter 11 filing, which continues to represent the Company’s best estimate of its loss.
Other Claims
The Company continuously assesses the sufficiency of its estimated liability for pending and future asbestos claims and defense costs. On a quarterly basis, the Company evaluates actual experience regarding asbestos claims filed, settled and dismissed, amounts paid in settlements, and the recoverability of its insurance assets. If and when data from actual experience demonstrate an unfavorable discernible trend, the Company performs a valuation of its asbestos related liabilities and corresponding insurance assets including a comprehensive review of the underlying assumptions. In addition, the Company evaluates its ability to reasonably estimate claim activity beyond its current look-forward period in order to assess whether such period is appropriate. In addition to claims and litigation experience, the Company considers additional qualitative and quantitative factors such as changes in legislation, the legal environment, the Company’s strategy in managing claims and obtaining insurance, including its defense strategy, and health related trends in the overall population of individuals potentially exposed to asbestos. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance assets is warranted.
During the fourth quarter of fiscal 2014, the Company concluded that an unfavorable trend had developed in actual claim filing activity compared to projected claim filing activity established during the Company’s most recent valuation. Accordingly, the Company, with the assistance of independent actuarial service providers, performed a revised valuation of its asbestos-related liabilities and corresponding insurance assets. As part of the revised valuation, the Company assessed whether a change in its look-forward period was appropriate, taking into consideration its more extensive history and experience with asbestos-related claims and litigation (including its experience with Yarway), and determined that it was now possible to make a reasonable estimate of the actuarially determined ultimate risk of loss for pending and unasserted potential future asbestos-related claims through 2056. In connection with the revised valuation, the Company considered a recent settlement with one of its insurers calling for the establishment of a qualified settlement fund, and the results of a separate independent actuarial consulting firm report conducted in the fourth quarter to assist the Company in obtaining insurance to fully fund all estimable asbestos-related claims (excluding Yarway claims) incurred through 2056.
The independent actuarial service firm calculated a total estimated liability for asbestos-related claims of the Company, which reflects the Company’s best estimate of its ultimate risk of loss to resolve all pending and future claims (excluding Yarway claims) through 2056, which is the Company’s reasonable best estimate of the actuarially determined time period through which asbestos-related claims will be filed against Company affiliates.
In conjunction with determining the total estimated liability, the Company retained an independent third party to assist it in valuing its insurance assets responsive to asbestos-related claims, excluding Yarway claims. These insurance assets represent amounts due to the Company for previously settled claims and the probable reimbursements relating to its total liability for pending and unasserted potential future asbestos claims and defense costs. In calculating this amount, the Company used the estimated asbestos liability for pending and projected future claims and defense costs described above, and it also considered the amount of insurance available, the solvency risk with respect to the Company's insurance carriers, resolution of insurance coverage issues, gaps in coverage, allocation methodologies, and the terms of existing settlement agreements with insurance carriers.
As a result of the activity described above, the Company recorded a net charge, in addition to the amounts described above for Yarway, of $240 million in Selling, general and administrative expenses in the Consolidated Statement of Operations during the quarter ended September 26, 2014. Although the Company’s methodology established a range of estimates of reasonably possible outcomes, the Company recorded its best estimate within such range based upon currently known information. The Company's estimated gross asbestos liability, excluding Yarway, of $538 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs, and separately as an asset for insurance recoveries of $245 million. The aforementioned total estimated liability is on a pre-tax basis, not discounted for the time-value of money, and includes defense costs, which is consistent with the Company’s historical accounting practices.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effect of the change in our look-forward period reduced income from continuing operations before income taxes and net income by approximately $116 million and $71 million, respectively. In addition, the effect of the change decreased the Company's basic income from continuing operations and net income by $0.16 per share, and decreased the Company's diluted income from continuing operations and net income by $0.15 per share.
The amounts recorded by the Company for asbestos-related liabilities and insurance-related assets are based on the Company's strategies for resolving its asbestos claims, currently available information, and a number of estimates and assumptions. Key variables and assumptions include the number and type of new claims that are filed each year, the average cost of resolution of claims, the identity of defendants, the resolution of coverage issues with insurance carriers, amount of insurance, and the solvency risk with respect to the Company's insurance carriers. Many of these factors are closely linked, such that a change in one variable or assumption will impact one or more of the others, and no single variable or assumption predominately influences the determination of the Company's asbestos-related liabilities and insurance-related assets. Furthermore, predictions with respect to these variables are subject to greater uncertainty in the later portion of the projection period. Other factors that may affect the Company's liability and cash payments for asbestos-related matters include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms of state or federal tort legislation and the applicability of insurance policies among subsidiaries. As a result, actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company's calculations vary significantly from actual results.
In connection with the foregoing, during the third quarter of fiscal 2014, the Company resolved disputes with certain of its historical insurers and agreed that certain insurance proceeds will be used to establish and fund a qualified settlement fund (“QSF”), within the meaning of the Internal Revenue Code, which will be used for the resolution of asbestos liabilities of the Company, other than Yarway asbestos claims. It is intended that the QSF will receive future insurance payments and proceeds from third party insurers and, in addition, will fund and manage liabilities for certain historical operations of the Company. In addition, the Company expects to make cash contributions to the QSF structure within the next 12 months of approximately $275 million to purchase insurance that will be dedicated to, and is expected to fully fund, these liabilities.
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
The IRS asserted in the Notices of Deficiency that substantially all of Tyco's intercompany debt originated during the 1997 - 2000 period should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest and related deductions recognized on U.S. income tax returns totaling approximately $2.9 billion. Tyco strongly disagrees with the IRS position and has filed petitions with the U.S. Tax Court contesting the IRS proposed adjustments. A trial date has been set for February 2016. Tyco believes that it has meritorious defenses for its tax filings, that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and existing Treasury regulations, and that the previously reported taxes for the years in question are appropriate.
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

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
SimplexGrinnell LP (“SG”), a subsidiary of the Company in the North America Installation & Services segment, has been named as a defendant in several lawsuits seeking damages for SG’s alleged failure to pay prevailing wages in connection with work performed on state and local municipal projects.   In New York, the U.S. District Court had granted SG’s  motion for summary judgment dismissing plaintiffs’ claims for prevailing wages on testing and inspection work, which was based primarily on a 2009 opinion of the New York Department of Labor (“DOL”) that testing and inspection work would be considered covered by the prevailing wage law only on a prospective basis.   Plaintiffs appealed this decision to the U.S. Court of Appeals for the Second Circuit, which in turn asked the NY Court of Appeals whether the lower court should have given deference to the DOL’s prospective-only application of law.  The NY Court of Appeals recently ruled that the lower court did not have to give deference to the DOL based on an amicus brief submitted by the DOL in which it stated the Court need not have given it deference.  As a result, the Company recorded a $10 million charge in Cost of services in the Consolidated Statement of Operations during the fourth quarter of fiscal 2014. SG also is a defendant in two other lawsuits related to prevailing wages in New Jersey and California.   SG has agreed in principle to settle the California lawsuit for approximately $5 million subject to Court approval, which the Company had previously reserved.
In November 2014, the Company received and responded to recent inquiries from the US Department of the Navy regarding the formulation of certain aqueous film forming foam (AFFF) concentrates.  The Company is investigating such matters and ceased selling certain AFFF and other foam products pending the outcome of its investigation.  One AFFF product has been removed from the Navy’s Qualified Products List (QPL). The Company is in communication with appropriate governmental authorities about its investigation and is also communicating with the government regarding the qualification of these products. At this time, we cannot predict the outcome of these inquiries and whether this will result in further action by the Navy or other governmental authorities, but it is possible that the Company could be required to pay material fines, consent to injunctions on future conduct, experience suspension or debarment from government contracts, or suffer other criminal or civil penalties or adverse impacts, including being subject to lawsuits brought by private litigants, each of which may have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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
The net periodic benefit cost for material U.S. and non-U.S. defined benefit pension plans for 2014, 2013 and 2012 is as follows ($ in millions):

	U.S. Plans			Non-U.S. Plans
	2014	2013	2012	2014	2013	2012
Service cost	$8	$6	$5	$9	$8	$6
Interest cost	38	33	35	57	50	53
Expected return on plan assets	(51)	(48)	(42)	(76)	(67)	(60)
Amortization of initial net (asset)	—	—	—	—	—	(1)
Amortization of net actuarial loss	9	14	13	13	11	7
Plan settlements, curtailments and special termination benefits	—	—	—	1	—	—
Net periodic benefit cost	$4	$5	$11	$4	$2	$5
Weighted-average assumptions used to determine net periodic pension cost during the year:
Discount rate	4.9%	3.6%	4.5%	4.2%	4.2%	5.2%
Expected return on plan assets	8.0%	8.0%	8.0%	6.7%	6.8%	6.8%
Rate of compensation increase	N/A	N/A	N/A	2.8%	2.8%	2.7%
During fiscal 2011, the Company froze its last remaining active U.S. pension plan. For inactive plans the Company amortizes its actuarial gains and losses over the average remaining life expectancy of the pension plan participants.
The estimated net loss for material U.S. and non-U.S. pension benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is expected to be $9 million, and $14 million, respectively.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The change in benefit obligations, plan assets and the amounts recognized on the Consolidated Balance Sheets for material U.S. and non-U.S. defined benefit plans as of September 26, 2014 and September 27, 2013 is as follows ($ in millions):

	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Change in benefit obligations:
Benefit obligations as of beginning of year	$792	$931	$1,327	$1,219
Service cost	8	6	9	8
Interest cost	38	33	57	50
Employee contributions	—	—	2	2
Actuarial loss (gain)	55	(132)	106	93
Acquisitions and mergers	—	—	2	5
Benefits and administrative expenses paid	(47)	(46)	(50)	(54)
Plan settlements, curtailments and special termination benefits	—	—	(10)	(2)
Currency translation	—	—	7	6
Benefit obligations as of end of year	$846	$792	$1,450	$1,327
Change in plan assets:
Fair value of plan assets as of beginning of year	$652	$623	$1,119	$1,016
Actual return on plan assets	90	66	98	114
Employer contributions	25	9	29	41
Employee contributions	—	—	2	2
Acquisitions and mergers	—	—	2	1
Benefits and administrative expenses paid	(47)	(46)	(50)	(54)
Plan settlements, curtailments and special termination benefits	—	—	(10)	(2)
Currency translation	—	—	12	1
Fair value of plan assets as of end of year	$720	$652	$1,202	$1,119
Funded status	$(126)	$(140)	$(248)	$(208)
Net amount recognized	$(126)	$(140)	$(248)	$(208)

	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(3)	$(3)	$(6)	$(6)
Non-current liabilities	(123)	(137)	(242)	(202)
Net amount recognized	$(126)	$(140)	$(248)	$(208)
Amounts recognized in accumulated other comprehensive loss (before income taxes) consist of:
Transition asset	$—	$—	$2	$2
Net actuarial loss	(278)	(271)	(491)	(418)
Total loss recognized	$(278)	$(271)	$(489)	$(416)
Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	4.3%	4.9%	3.7%	4.2%
Rate of compensation increase	N/A	N/A	2.9%	2.8%
The accumulated and aggregate benefit obligation and fair value of plan assets with accumulated benefit obligations in excess of plan assets as of September 26, 2014 and September 27, 2013 were as follows ($ in millions):

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	U.S. Plans		Non-U.S. Plans
	As of September 26, 2014	As of September 27, 2013	As of September 26, 2014	As of September 27, 2013
Accumulated benefit obligation	$846	$792	$1,431	$1,312
Accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$846	$792	$1,429	$1,291
Fair value of plan assets	720	652	1,200	1,095
Aggregate benefit obligation and fair value of plan assets for plans with benefit obligations in excess of plan assets:
Aggregate benefit obligation	$846	$792	$1,449	$1,323
Fair value of plan assets	720	652	1,202	1,108
In determining the expected return on plan assets, the Company considers the relative weighting of plan assets by asset class, historical performance of asset classes over long-term periods, asset class performance expectations as well as current and future economic conditions.
The Company's investment strategy for its pension plans is to manage the plans on a going-concern basis. Current investment policy is to maintain an adequate level of diversification while maximizing the return on assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants as well as providing adequate liquidity to meet immediate and future benefit payment requirements. In addition, local regulations and local financial considerations are factors in determining the appropriate investment strategy in each country. For U.S. pension plans, this policy targets a 60% allocation to equity securities and a 40% allocation to debt securities. Various asset allocation strategies are in place for non-U.S. pension plans, with a weighted-average target allocation of 51% to equity securities, 44% to debt securities and 5% to other asset classes.
Pension plans have the following weighted-average asset allocations:

	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Asset Category:
Equity securities	62%	63%	51%	52%
Debt securities	36%	35%	49%	48%
Cash and cash equivalents	2%	2%	—	—
Total	100%	100%	100%	100%
Although the Company does not buy or sell any of its own securities as a direct investment for its pension funds, due to external investment management in certain commingled funds, the plans may indirectly hold Tyco securities. The aggregate amount of the securities would not be considered material relative to the total fund assets.
The Company evaluates its defined benefit plans' asset portfolios for the existence of significant concentrations of risk. Types of investment concentration risks that are evaluated include, but are not limited to, concentrations in a single entity, industry, foreign country and individual fund manager. As of September 26, 2014, there were no significant concentrations of risk in the Company's defined benefit plan assets.
The Company's plan assets are accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and their placement within the fair value hierarchy levels. The Company's asset allocations by level within the fair value hierarchy as of September 26, 2014 and September 27, 2013 are presented in the table below for the Company's material defined benefit plans.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of September 26, 2014
($ in millions)	Level 1	Level 2	Total
Equity securities:
U.S. equity securities	$207	$326	$533
Non-U.S. equity securities	165	363	528
Fixed income securities:
Government and government agency securities	45	325	370
Corporate debt securities	—	408	408
Mortgage and other asset-backed securities	—	69	69
Cash and cash equivalents	14	—	14
Total	$431	$1,491	$1,922

	As of September 27, 2013
($ in millions)	Level 1	Level 2	Total
Equity securities:
U.S. equity securities	$187	$296	$483
Non-U.S. equity securities	165	351	516
Fixed income securities:
Government and government agency securities	34	292	326
Corporate debt securities	—	379	379
Mortgage and other asset-backed securities	—	54	54
Cash and cash equivalents	13	—	13
Total	$399	$1,372	$1,771
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

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth a summary of pension plan assets valued using NAV or its equivalent as of September 26, 2014 and September 27, 2013 ($ in millions):

	As of September 26, 2014
Investment ($ in millions)	Fair Value	Redemption Frequency	Redemption Notice Period
U.S. equity securities	$323	Daily	1 day, 5 days
Non-U.S. equity securities	403	Daily, Semi-monthly	1 day, 2 days
Government and government agency securities	159	Daily	1 day, 2 days
Corporate debt securities	136	Daily	1 day, 2 days
	$1,021

	As of September 27, 2013
Investment ($ in millions)	Fair Value	Redemption Frequency	Redemption Notice Period
U.S. equity securities	$292	Daily	1 day, 5 days
Non-U.S. equity securities	390	Daily, Semi-monthly	1 day, 2 days, 3 days
Government and government agency securities	148	Daily	1 day, 2 days
Corporate debt securities	121	Daily	1 day, 2 days
	$951
The strategy of the Company's investment managers with regard to the investments valued using NAV or its equivalent is to either match or exceed relevant benchmarks associated with the respective asset category. None of the investments valued using NAV or its equivalent contain any redemption restrictions or unfunded commitments.
During 2014, the Company contributed $25 million to its U.S. and $29 million to its non-U.S. pension plans, which represented the Company's minimum required contributions to its pension plans for fiscal year 2014. The Company did not make any voluntary contributions to its U.S. and non-U.S. plans during 2014.
The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates as well as to make voluntary contributions from time-to-time. The Company anticipates that it will contribute at least the minimum required to its pension plans in 2015 of $13 million for the U.S. plans and $23 million for non-U.S. plans.
Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows ($ in millions):

	U.S. Plans	Non-U.S. Plans
2015	$43	$52
2016	44	50
2017	45	51
2018	47	53
2019	47	54
2020 - 2023	251	296
The Company also participates in a number of multi-employer defined benefit plans on behalf of certain employees. Pension expense related to multi-employer plans was not material for 2014, 2013 and 2012.
Executive Retirement Arrangements—Messrs. Kozlowski and Swartz participated in individual Executive Retirement Arrangements maintained by Tyco (the "ERA"). Under the ERA, Messrs. Kozlowski and Swartz would have fixed lifetime benefits commencing at their normal retirement age of 65. Due to the legal settlements as described in Note 13, the Company reversed the liabilities to Messrs. Kozlowski and Swartz in fiscal years 2014 and 2012, respectively.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Defined Contribution Retirement Plans—The Company maintains several defined contribution retirement plans, which include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $65 million, $63 million and $58 million for 2014, 2013 and 2012, respectively. The Company maintained an unfunded Supplemental Executive Retirement Plan ("SERP") for fiscal years 2012. This plan was nonqualified and restored the employer match that certain employees lost due to IRS limits on eligible compensation under the defined contribution plans. The expense related to the SERP was not material for 2012. The SERP was merged with the other nonqualified deferred compensation plans, discussed in the next paragraph, as of September 28, 2012.
Deferred Compensation Plans—The Company has nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to a number of funds in the Company's 401(k) plans and the account balance fluctuates with the investment returns on those funds. Deferred compensation liabilities were $95 million and $113 million as of September 26, 2014 and September 27, 2013, respectively. Deferred compensation expense was not material for 2014, 2013 and 2012.
Postretirement Benefit Plans—The Company generally does not provide postretirement benefits other than pensions for its employees. However, certain acquired operations provide these benefits to employees who were eligible at the date of acquisition, and a small number of U.S. and Canadian operations provide ongoing eligibility for such benefits.
Net periodic postretirement benefit cost was not material for 2014, 2013 and 2012. The Company's Consolidated Balance Sheets include unfunded postretirement benefit obligations of $32 million and $33 million as of September 26, 2014 and September 27, 2013, respectively within other liabilities. The Company's Consolidated Balance Sheets include nil of postretirement benefit assets as of both September 26, 2014 and September 27, 2013. In addition, the Company recorded a net actuarial gain of $6 million and $8 million within accumulated other comprehensive loss as of September 26, 2014 and September 27, 2013, respectively.
The Company expects to make contributions to its postretirement benefit plans of $3 million in 2015.
Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows ($ in millions):

2015	$3
2016	3
2017	3
2018	3
2019	3
2020-2023	11
15. Shareholders' Equity and Comprehensive Income
Dividends
The Company makes dividend payments from its contributed surplus equity position in its Swiss statutory accounts. These payments are made free of Swiss withholding taxes and are effectively denominated in U.S. dollars.
Under Swiss law, the authority to declare dividends is vested in the general meeting of shareholders. On March 5, 2014, the Company's shareholders approved an annual cash dividend of $0.72 per common share. Payment of the dividend is to be made in four quarterly installments of $0.18 from May 2014 through February 2015. As a result, during the quarter ended March 28, 2014, the Company recorded an accrued dividend of $332 million within Accrued and other current liabilities and a corresponding reduction to Contributed surplus on the Company's Consolidated Balance Sheet. The first installment was paid on May 21, 2014 to shareholders of record on April 25, 2014. The second installment was paid on August 20, 2014 to shareholders of record on July 25, 2014. The third installment was paid on November 13, 2014 to stockholders of record on October 24, 2014. The fourth installment will be paid in February 2015.
Upon the closing of the merger transaction between Tyco International Ltd. and its wholly-owned subsidiary, Tyco Ireland, which is expected to occur in November 2014, the Company's jurisdiction of incorporation will change from Switzerland to Ireland. As a result, the authority to declare and pay dividends will be vested in the Board of Directors. The

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

timing, declaration and payment of future dividends to holders of our common shares will be determined by the Company's Board of Directors and will depend upon many factors, including the Company's financial condition and results of operations, the capital requirements of the Company's businesses, industry practice and any other relevant factors.
Under Irish law, dividends may only be paid (and share repurchases and redemptions must generally be funded) out of “distributable reserves,” which Tyco Ireland will not have immediately following the closing of the merger between Tyco International Ltd. and Tyco Ireland. The creation of distributable reserves of Tyco Ireland by way of a capital reduction of Tyco Ireland requires the approval of the Irish High Court and, in connection with seeking such court approval, the Company has obtained the approval of its shareholders to create distributable reserves for Tyco Ireland (through the reduction of the share premium account of Tyco Ireland).
The approval of the Irish High Court is expected within approximately six to twelve weeks following the closing of the merger between Tyco International Ltd. and Tyco Ireland. The Company is not aware of any reason why the Irish High Court would not approve the creation of distributable reserves. However, the issuance of the required order is a matter for the discretion of the Irish High Court. In the event that distributable reserves of Tyco Ireland are not created, no distributions by way of dividends, share repurchases or otherwise will be permitted under Irish law (with the exception of the dividend that is scheduled to be paid in February 2015) until such time as the group has created sufficient distributable reserves from its trading activities.
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
On March 7, 2012, the Company's shareholders approved a cash dividend of $0.50 per share, payable to shareholders in two quarterly installments of $0.25 on May 23, 2012 and August 22, 2012. The first installment of $0.25 of the $0.50 dividend was paid on May 23, 2012 to shareholders on record on April 27, 2012. The second installment of $0.25 of the $0.50 dividend was paid on August 22, 2012 to shareholders on record on July 27, 2012. On September 17, 2012, the Company's shareholders approved a cash dividend of $0.30 per share, payable to shareholders in two quarterly installments of $0.15 on November 15, 2012 and February 20, 2013. The $0.30 dividend reflects the impact of the 2012 Separation on the Company's dividend policy. The first installment of $0.15 of the $0.30 dividend was paid on November 15, 2012 to shareholders of record on October 16, 2012. The second installment of $0.15 of the $0.30 dividend was paid on February 20, 2013 to shareholders of record on January 25, 2013. As a result, the Company recorded an accrued dividend of $231 million as of March 7, 2012 and an additional accrued dividend of $139 million as of September 17, 2012 within Accrued and other current liabilities and a corresponding reduction to Contributed surplus on the Company's Consolidated Balance Sheet.
Common Stock
As of September 26, 2014, the Company's share capital amounted to CHF 243,181,525, or 486,363,050 registered common shares with a par value of CHF 0.50 per share. Until March 6, 2015, the Board of Directors may increase the Company's share capital by a maximum amount of CHF 121,500,000 by issuing a maximum of 243,000,000 shares. In addition, (i) the share capital of the Company may be increased by an amount not exceeding CHF 23,964,755 through the issue of a maximum of 47,929,510 shares through the exercise of conversion and/or option or warrant rights granted in connection with bonds, notes or similar instruments and (ii) the share capital of the Company may be increased by an amount not exceeding CHF 23,964,755 through the issue of a maximum of 47,929,510 shares to employees and other persons providing services to the Company. Although the Company states its par value in Swiss francs, it continues to use the U.S. dollar as its reporting currency for preparing its Consolidated Financial Statements.
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

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On September 9, 2014, shareholders of the Company approved the merger between the Company and Tyco Ireland, and the merger is expected to be completed in November 2014.  Upon completion of the merger, the Company’s authorized share capital will be $11,000,000 and €40,000, divided into 1,000,000,000 ordinary shares with a par value of $0.01 per share, 100,000,000 preferred shares with a par value of $0.01 per share and 40,000 ordinary A shares with a par value of €1.00 per share. Based on the number of Company shares outstanding as of November 7, 2014, Tyco Ireland is expected to issue 418,465,546 ordinary shares with a nominal value of $0.01 per share to the former shareholders of the Company on the completion of the Merger, which will constitute all of the Company’s outstanding share capital.
Share Repurchase Program
The Company's Board of Directors approved the $1 billion and $1.75 billion 2014 share repurchase programs and the $600 million 2013 share repurchase program in September 2014, March 2014 and January 2013, respectively. Share repurchases reduce the amount of common shares outstanding and decrease the dividends declared on the Consolidated Statement of Shareholders' Equity. Shares repurchased by the Company by fiscal year and share repurchase program are provided below:

	2014 Share Repurchase Programs		2013 Share Repurchase Program		2011 Share Repurchase Program
	Shares (in millions)	Amounts ($ in billions)	Shares (in millions)	Amounts ($ in billions)	Shares (in millions)	Amounts ($ in billions)
Approved Repurchase Amount		$2.8		$0.6		$1.0
Repurchases
Fiscal 2014	30.0	1.4	12.0	0.5
Fiscal 2013	N/A	N/A	3.0	0.1	7.0	0.2
Fiscal 2012	N/A	N/A	N/A	N/A	11.0	0.5
Fiscal 2011	N/A	N/A	N/A	N/A	6.0	0.3
Remaining Amount Available		$1.4		$—		$—
Comprehensive Income

	2014	2013	2012
Net income	$1,839	$533	$471
Foreign currency translation	(133)	(85)	92
Liquidation of foreign entities (1)	(40)	(9)	2
Income tax expense (2)	(1)	(6)	(1)
Foreign currency translation, net of tax	(174)	(100)	93
Net actuarial (losses) gains	(102)	109	(212)
Amortization reclassified into earnings (3)	22	26	22
Foreign currency and other	(2)	(2)	(15)
Income tax benefit (expense)	18	(54)	42
Defined benefit and post retirement plans, net of tax	(64)	79	(163)
Unrealized (loss) gain on marketable securities and derivative instruments (4)	(1)	2	(1)
Income tax benefit (expense)	1	(2)	1
Unrealized loss on marketable securities and derivative instruments, net of tax	—	—	—
Total other comprehensive loss, net of tax	(238)	(21)	(70)
Comprehensive income	1,601	512	401
Less: comprehensive gain (loss) attributable to noncontrolling interests	1	(3)	(1)
Comprehensive income attributable to Tyco common shareholders	$1,600	$515	$402

(1)
During the years ended September 26, 2014, September 27, 2013 and September 28, 2012, $40 million of cumulative translation gains, $9 million of cumulative translation gains and $2 million of cumulative translation losses,

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively, were transferred from currency translation adjustments as a result of the sale of foreign entities. Of these amounts, $40 million, nil and $2 million, respectively, are included in Income from discontinued operations in the Consolidated Statements of Operations.

(2)	Income tax expense on the net investment hedge was $1 million, $6 million, and $1 million for the years ended September 26, 2014, September 27, 2013 and September 28, 2012.

(3)
Reclassified to net periodic benefit cost. See Note 14 Retirement Plans for additional information. During the year ended September 26, 2014, $6 million of net actuarial losses were transferred from amortization of net actuarial losses and included in Income from discontinued operations in the Consolidated Statements of Operations as a result of the sale of foreign entities.

(4)	Reclassified realized gain (loss) on marketable securities and derivative instruments to Other expense, net.

Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss are as follows ($ in millions):

	Currency Translation Adjustments	Retirement Plans	Accumulated Other Comprehensive Loss
Balance as of September 30, 2011	$70	$(506)	$(436)
Other comprehensive income (loss), net of tax	93	(163)	(70)
Distribution of Tyco Flow Control and ADT	(582)	122	(460)
Balance as of September 28, 2012	(419)	(547)	(966)
Other comprehensive (loss) income, net of tax	(100)	79	(21)
Balance as of September 27, 2013	(519)	(468)	(987)
Other comprehensive loss, net of tax	(174)	(64)	(238)
Balance as of September 26, 2014	$(693)	$(532)	$(1,225)
16. Share Plans
Total share-based compensation cost recognized within continuing and discontinued operations during 2014, 2013 and 2012 consisted of the following ($ in millions):

	2014	2013	2012
Selling, general and administrative expenses	$72	$63	$81
Separation costs	—	—	28
Restructuring and asset impairments charges, net	—	—	4
Total share-based compensation costs included in continuing operations	72	63	113
Discontinued operations	—	—	27
Total share-based compensation costs	$72	$63	$140
The Company has recognized a related tax benefit associated with its share-based compensation arrangements during 2014, 2013 and 2012 of $25 million, and $20 million and $43 million, of which nil, nil and $8 million is included in Discontinued operations, respectively.
The share-based compensation disclosures were not recast for the divestiture of the South Korean security business as the amounts were not material.
In connection with the 2012 Separation, most employees' outstanding stock option awards were converted into options to acquire the stock of the employee's post-Separation employer in a manner designed to preserve the intrinsic value of such awards. However, for certain corporate employees and for all terminated employees, all or a portion of such employees' stock option awards were converted into options to acquire the stock of each of the Company, Pentair and ADT. The modifications made to the share options as a result of the 2012 Separation constituted a modification under the authoritative guidance for accounting for stock compensation, which requires a comparison of fair values of the stock option awards immediately before the 2012 Separation and the fair values immediately after the 2012 Separation. In certain instances, the fair value immediately after the 2012 Separation was higher. As a result, the modification resulted in incremental compensation cost of $1 million, the

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

majority of which was recorded in Discontinued operations within the Consolidated Statement of Operations for the year ended September 28, 2012. Except for the changes described, the material terms of the stock option awards remained unchanged from the original grant. While the equity awards held by employees were converted as of September 28, 2012, the 2012 grant date fair values, intrinsic values, vested values and Black-Scholes assumptions are on a pre-conversion basis.
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
On July 12, 2012, in connection with the 2012 Separation, the Board of Directors approved the conversion of all outstanding performance share units of the Company into restricted stock units based on performance achieved through June 29, 2012. Each performance share unit converted into a number of restricted stock units at a ratio determined by the Compensation Committee on August 2, 2012 based on its review and certification of performance results through June 29, 2012. Upon vesting of the resulting restricted stock units, each award will be settled in stock. All awards maintained their original vesting terms. The modifications made to the market-based condition of outstanding performance share units as a result of the 2012 Separation also constituted a modification similar to the modification described above. As a result, the modification resulted in incremental compensation cost of $8 million, of which $7 million was recorded in Separation costs and $1 million in Discontinued operations within the Consolidated Statement of Operations for the year ended September 28, 2012. In addition, incremental expense was recognized in the same quarter the performance was achieved through June 29, 2012. Such expense totaled $7 million, of which $6 million was recorded in Separation costs and $1 million in Discontinued operations within the Consolidated Statement of Operations for the year ended September 28, 2012.
On September 17, 2012, shareholders approved the Tyco International 2012 Stock and Incentive Plan (the "2012 Plan") which replaced the 2004 Tyco International Ltd. Stock and Incentive Plan (the "2004 Plan").  The 2012 Plan provides for the award of stock options, stock appreciation rights, annual performance bonuses, long term performance awards, restricted units, restricted shares, deferred stock units, promissory stock and other stock-based awards (collectively, "Awards").  Pursuant to the 2012 Plan, effective October 1, 2012, 50 million common shares were available for equity-based awards, subject to adjustments as provided under the terms of the 2012 Plan. No additional awards may be granted under the 2004 Plan. In addition, any common shares which have been awarded under the 2004 Plan but which are not issued, owing to expiration, forfeiture, cancellation, return to the Company or settlement in cash in lieu of common shares on or after January 1, 2004 and which are no longer available for any reason will also be available for issuance under the 2012 Plan. When common shares are issued pursuant to a grant of a full value award (for example, restricted stock units and performance share units), the total number of common shares remaining available for grant will be decreased by 3.32 shares under the 2012 Plan. As of September 26, 2014, there were approximately 35 million shares available for grant under the 2012 Plan.
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
The grant-date fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on an analysis of historic and implied volatility measures for a set of peer companies. The average expected life is based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual share option forfeitures. The weighted-average assumptions used in the Black-Scholes option pricing model for 2014, 2013 and 2012 are as follows:

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2014	2013	2012
Expected stock price volatility	33%	35%	36%
Risk free interest rate	1.64%	0.87%	1.46%
Expected annual dividend per share	$0.64	$0.60	$1.00
Expected life of options (years)	5.5	5.8	5.8
The weighted-average grant-date fair values of options granted during 2014, 2013 and 2012 was $10.24, $7.21 and $12.56, respectively. The total intrinsic value of options exercised during 2014, 2013 and 2012 was $76 million, $73 million and $85 million, respectively. The related excess cash tax benefit classified as a financing cash inflow for 2014, 2013 and 2012 was not material.
A summary of the option activity as of September 26, 2014, and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding as of September 27, 2013	17,799,189	$22.34
Granted	1,996,237	37.56
Exercised	(4,148,851)	21.96
Expired	(476,722)	26.39
Forfeited	(43,488)	24.46
Outstanding as of September 26, 2014	15,126,365	24.31	6.07	$301
Vested and unvested expected to vest as of September 26, 2014	14,536,978	24.08	6.00	$293
Exercisable as of September 26, 2014	7,936,033	20.75	4.33	$185
As of September 26, 2014, there was $30 million of total unrecognized compensation cost related to unvested options granted. The cost is expected to be recognized over a weighted-average period of 2.5 fiscal years.
Employee Stock Purchase Plans—The Tyco Employee Stock Purchase Plan ("ESPP") was suspended indefinitely during the fourth quarter of 2009.  As of September 26, 2014, there were approximately 3 million shares available for grant under the ESPP.
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
Recipients of restricted stock units have no voting rights and receive dividend equivalent units ("DEUs"). Recipients of performance share units have no voting rights and receive DEUs depending on the attainment of performance levels.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the activity of the Company's restricted stock unit awards as of September 26, 2014 and changes during the year then ended is presented in the tables below:

Non-vested Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of September 27, 2013	3,969,127	$22.63
Granted	717,217	38.73
Vested	(1,990,298)	20.63
Forfeited	(284,746)	24.25
Non-vested as of September 26, 2014	2,411,300	28.59
The weighted-average grant-date fair value of restricted stock units granted during 2014, 2013 and 2012 was $38.73, $27.66 and $45.54, respectively. The total fair value of restricted stock units vested during 2014, 2013 and 2012 was $79 million, $64 million and $90 million, respectively.
As of September 26, 2014, there was $37 million of total unrecognized compensation cost related to all unvested restricted share awards. The cost is expected to be recognized over a weighted-average period of 2.5 fiscal years.
A summary of the activity of the Company's performance share unit awards as of September 26, 2014 and changes during the year then ended is presented in the table below:

Non-vested Performance Share Units	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of September 27, 2013	855,842
Granted	631,373	$39.01
Vested	—
Forfeited	(99,564)	32.40
Non-vested as of September 26, 2014	1,387,651	34.10
The weighted-average grant-date fair value of performance share units granted during 2014, 2013 and 2012 was $39.01, $30.36 and $48.86, respectively. The total fair value of performance share units vested during 2014, 2013 and 2012 was $22 million, $25 million and nil. As of August 2, 2012, all performance share units then outstanding were converted to restricted stock units; the outstanding shares at that time have been moved to the restricted stock units reporting table.
As of September 26, 2014, there was $22 million of total unrecognized compensation cost related to all unvested performance share awards. The cost is expected to be recognized over a weighted-average period of 1.8 fiscal years.
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
There were no DSU awards granted during 2014, 2013 and 2012; however, participants continue to earn DEUs on their existing awards. The total fair value of DSUs including DEUs vested during 2014, 2013 and 2012 was nil, nil and $1 million, respectively.

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

The Company also provides general corporate services to its segments which are reported as a fourth, non-operating segment, Corporate and Other.
Selected information by segment is presented in the following tables ($ in millions):

	2014	2013	2012
Net Revenue(1):
NA Installation & Services	$3,876	$3,891	$3,962
ROW Installation & Services	3,920	3,843	3,830
Global Products	2,544	2,339	2,100
	$10,340	$10,073	$9,892
_______________________________________________________________________________

(1)	Net revenue by operating segment excludes intercompany transactions.

	2014	2013	2012
Operating income (loss):
NA Installation & Services	$450	$388	$374
ROW Installation & Services	409	333	349
Global Products	458	307	353
Corporate and Other(1)	(620)	(319)	(498)
	$697	$709	$578
_______________________________________________________________________________

(1)
Operating loss for fiscal 2014 includes asbestos related charges of $225 million related to the Yarway settlement and $240 million related to an updated valuation performed over the Company's liability for asbestos related claims (excluding Yarway claims), partially offset by $96 million of legacy legal reversal and recoveries. See Note 13 to the Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total assets by segment as of September 26, 2014, September 27, 2013 and September 28, 2012 are as follows ($ in millions):

	2014	2013	2012
Total Assets:
NA Installation & Services	$3,870	$3,842	$3,965
ROW Installation & Services	3,188	3,113	3,152
Global Products	2,676	2,726	2,377
Corporate and Other	2,054	1,639	2,058
Assets held for sale	21	856	813
	$11,809	$12,176	$12,365
Depreciation and amortization and capital expenditures by segment for the years ended September 26, 2014, September 27, 2013 and September 28, 2012 are as follows ($ in millions):

	2014	2013	2012
Depreciation and amortization:
NA Installation & Services	$137	$139	$137
ROW Installation & Services	144	178	172
Global Products	72	58	63
Corporate and Other	8	7	7
	$361	$382	$379

	2014	2013	2012
Capital expenditures
NA Installation & Services	$133	$92	$107
ROW Installation & Services	102	110	100
Global Products	45	58	74
Corporate and Other	8	10	14
	$288	$270	$295
Net revenue by geographic area for the years ended September 26, 2014, September 27, 2013 and September 28, 2012 is as follows ($ in millions):

	2014	2013	2012
Net Revenue(1):
North America(2)	$5,496	$5,343	$5,257
Latin America	500	456	427
Europe, Middle East and Africa (3)	2,836	2,758	2,766
Asia-Pacific	1,508	1,516	1,442
	$10,340	$10,073	$9,892
_______________________________________________________________________________

(1)	Net revenue is attributed to individual countries based on the reporting entity that records the transaction.

(2)	Includes U.S. net revenue of $4,717 million, $4,568 million and $4,478 million for 2014, 2013 and 2012, respectively.

(3)
The U.K. represents the largest portion of net revenue in the Europe, Middle East and Africa region with net revenue of $1,262 million, $1,168 million and $1,162 million for 2014, 2013 and 2012, respectively.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-lived assets by geographic area as of September 26, 2014, September 27, 2013 and September 28, 2012 are as follows ($ in millions):

	2014	2013	2012
Long-lived assets(1):
North America(2)	$905	$905	$936
Latin America	113	129	151
Europe, Middle East and Africa	338	340	359
Asia-Pacific	144	163	198
Corporate and Other	20	32	29
	$1,520	$1,569	$1,673
_______________________________________________________________________________

(1)
Long-lived assets are comprised primarily of subscriber system assets, net, property, plant and equipment, net, deferred subscriber acquisition costs, net and dealer intangibles. They exclude goodwill, other intangible assets and other assets.

(2)	Includes U.S. long-lived assets of $836 million, $828 million and $856 million for 2014, 2013 and 2012, respectively.
18. Supplementary Consolidated Balance Sheet Information
Selected supplementary Consolidated Balance Sheet information as of September 26, 2014 and September 27, 2013 is as follows ($ in millions):

	As of September 26, 2014	As of September 27, 2013
Contracts in process	$470	$370
Other	683	469
Prepaid expenses and other current assets	$1,153	$839

Accrued payroll and payroll related costs	$318	$311
Accrued guarantees	218	25
Accrued insurance commitments - asbestos	346	58
Other	1,285	1,458
Accrued and other current liabilities	$2,167	$1,852

Accrued insurance commitments - asbestos	$487	$250
Long-term pension and postretirement liabilities	417	391
Other	973	1,240
Other liabilities	$1,877	$1,881

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Inventory
Inventories consisted of the following ($ in millions):

	As of September 26, 2014	As of September 27, 2013
Purchased materials and manufactured parts	$159	$157
Work in process	86	93
Finished goods	383	395
Inventories	$628	$645
Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.
20. Property, Plant and Equipment
Property, plant and equipment consisted of the following ($ in millions):

	As of September 26, 2014	As of September 27, 2013
Land	$36	$35
Buildings	417	376
Subscriber systems	2,213	2,414
Machinery and equipment	1,271	1,203
Construction in progress	90	67
Accumulated depreciation	(2,758)	(2,811)
Property, Plant and Equipment, net	$1,269	$1,284
21. Tyco International Finance S.A.
TIFSA, a 100% owned subsidiary of the Company, has public debt securities outstanding which are fully and unconditionally guaranteed by Tyco. See Note 10 for additional information. The following tables present condensed consolidating financial information for Tyco, TIFSA and all other subsidiaries. Condensed financial information for Tyco and TIFSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 26, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$10,340	$—	$10,340
Cost of product sales	—	—	4,253	—	4,253
Cost of services	—	—	2,302	—	2,302
Selling, general and administrative expenses	(7)	4	3,043	—	3,040
Separation costs	—	—	1	—	1
Restructuring and asset impairment charges, net	—	—	47	—	47
Operating income (loss)	7	(4)	694	—	697
Interest income	—	—	14	—	14
Interest expense	—	(95)	(2)	—	(97)
Other (expense) income, net	(6)	—	5	—	(1)
Equity in net income of subsidiaries	1,866	1,761	—	(3,627)	—
Intercompany interest and fees	(28)	105	(72)	(5)	—
Income from continuing operations before income taxes	1,839	1,767	639	(3,632)	613
Income tax benefit (expense)	1	(1)	(24)	—	(24)
Equity gain in earnings of unconsolidated subsidiaries	—	—	206	—	206
Income from continuing operations	1,840	1,766	821	(3,632)	795
(Loss) income from discontinued operations, net of income taxes	(2)	—	1,041	5	1,044
Net income	1,838	1,766	1,862	(3,627)	1,839
Less: noncontrolling interest in subsidiaries net income	—	—	1	—	1
Net income attributable to Tyco common shareholders	$1,838	$1,766	$1,861	$(3,627)	$1,838

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended September 26, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$1,838	$1,766	$1,862	$(3,627)	$1,839
Other comprehensive loss, net of tax
Foreign currency translation	(174)	—	(174)	174	(174)
Defined benefit and post retirement plans	(64)	—	(64)	64	(64)
Total other comprehensive loss, net of tax	(238)	—	(238)	238	(238)
Comprehensive income	1,600	1,766	1,624	(3,389)	1,601
Less: comprehensive income attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income attributable to Tyco common shareholders	$1,600	$1,766	$1,623	$(3,389)	$1,600

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 27, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$10,073	$—	$10,073
Cost of product sales	—	—	3,990	—	3,990
Cost of services	—	—	2,412	—	2,412
Selling, general and administrative expenses	11	1	2,831	—	2,843
Separation costs	3	—	5	—	8
Restructuring and asset impairment charges, net	—	—	111	—	111
Operating (loss) income	(14)	(1)	724	—	709
Interest income	2	—	14	—	16
Interest expense	(1)	(95)	(4)	—	(100)
Other (expense) income, net	(31)	—	2	—	(29)
Equity in net (loss) income of subsidiaries	(12,666)	575	—	12,091	—
Intercompany interest and fees	13,248	122	(13,362)	(8)	—
Income (loss) from continuing operations before income taxes	538	601	(12,626)	12,083	596
Income tax expense	(2)	(2)	(104)	—	(108)
Equity loss in earnings of unconsolidated subsidiaries	—	—	(48)	—	(48)
Income (loss) from continuing operations	536	599	(12,778)	12,083	440
Income from discontinued operations, net of income taxes	—	—	85	8	93
Net income (loss)	536	599	(12,693)	12,091	533
Less: noncontrolling interest in subsidiaries net loss	—	—	(3)	—	(3)
Net income (loss) attributable to Tyco common shareholders	$536	$599	$(12,690)	$12,091	$536

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended September 27, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$536	$599	$(12,693)	$12,091	$533
Other comprehensive (loss) income, net of tax
Foreign currency translation	(100)	—	(100)	100	(100)
Defined benefit and post retirement plans	79	—	79	(79)	79
Total other comprehensive loss, net of tax	(21)	—	(21)	21	(21)
Comprehensive income (loss)	515	599	(12,714)	12,112	512
Less: comprehensive loss attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive income (loss) attributable to Tyco common shareholders	$515	$599	$(12,711)	$12,112	$515

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 28, 2012
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$9,892	$—	$9,892
Cost of product sales	—	—	3,905	—	3,905
Cost of services	—	—	2,411	—	2,411
Selling, general and administrative expenses	15	15	2,793	—	2,823
Separation costs	3	1	67	—	71
Restructuring and asset impairment charges, net	1	—	103	—	104
Operating (loss) income	(19)	(16)	613	—	578
Interest income	—	—	18	—	18
Interest expense	—	(204)	(5)	—	(209)
Other (expense) income, net	(4)	(453)	3	—	(454)
Equity in net income of subsidiaries	913	1,065	—	(1,978)	—
Intercompany interest and fees	(412)	282	230	(100)	—
Income (loss) from continuing operations before income taxes	478	674	859	(2,078)	(67)
Income tax expense	(2)	(2)	(316)	—	(320)
Equity loss in earnings of unconsolidated subsidiaries	—	—	(26)	—	(26)
Income (loss) from continuing operations	476	672	517	(2,078)	(413)
(Loss) income from discontinued operations, net of income taxes	(4)	—	788	100	884
Net income	472	672	1,305	(1,978)	471
Less: noncontrolling interest in subsidiaries net loss	—	—	(1)	—	(1)
Net income attributable to Tyco common shareholders	$472	$672	$1,306	$(1,978)	$472

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

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 26, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$892	$—	$892
Accounts receivable, net	—	—	1,750	—	1,750
Inventories	—	—	628	—	628
Intercompany receivables	18	245	8,102	(8,365)	—
Prepaid expenses and other current assets	7	62	1,084	—	1,153
Deferred income taxes	—	—	307	—	307
Assets held for sale	—	—	21	—	21
Total current assets	25	307	12,784	(8,365)	4,751
Property, plant and equipment, net	—	—	1,269	—	1,269
Goodwill	—	—	4,126	—	4,126
Intangible assets, net	—	—	737	—	737
Investment in subsidiaries	12,738	16,258	—	(28,996)	—
Intercompany loans receivable	—	3,693	5,346	(9,039)	—
Other assets	26	4	896	—	926
Total Assets	$12,789	$20,262	$25,158	$(46,400)	$11,809
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$—	$20	$—	$20
Accounts payable	1	—	870	—	871
Accrued and other current liabilities	191	23	1,953	—	2,167
Deferred revenue	—	—	400	—	400
Intercompany payables	3,517	4,593	255	(8,365)	—
Liabilities held for sale	—	—	13	—	13
Total current liabilities	3,709	4,616	3,511	(8,365)	3,471
Long-term debt	—	1,441	2	—	1,443
Intercompany loans payable	4,180	1,888	2,971	(9,039)	—
Deferred revenue	—	—	335	—	335
Other liabilities	253	—	1,624	—	1,877
Total Liabilities	8,142	7,945	8,443	(17,404)	7,126
Redeemable noncontrolling interest	—	—	13	—	13
Tyco Shareholders' Equity:
Common shares	208	—	—	—	208
Common shares held in treasury	—	—	(2,515)	—	(2,515)
Other shareholders' equity	4,439	12,317	19,194	(28,996)	6,954
Total Tyco Shareholders' Equity	4,647	12,317	16,679	(28,996)	4,647
Nonredeemable noncontrolling interest	—	—	23	—	23
Total Equity	4,647	12,317	16,702	(28,996)	4,670
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$12,789	$20,262	$25,158	$(46,400)	$11,809

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

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 26, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(205)	$592	$444	$—	$831
Net cash provided by discontinued operating activities	—	—	81	—	81
Cash Flows From Investing Activities:
Capital expenditures	—	—	(288)	—	(288)
Proceeds from disposal of assets	—	—	10	—	10
Acquisition of businesses, net of cash acquired	—	—	(65)	—	(65)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	(25)	—	(25)
Divestiture of businesses, net of cash divested	—	—	1	—	1
Net increase in intercompany loans	—	(521)	—	521	—
(Increase) decrease in investment in subsidiaries	(4)	(9)	4	9	—
Sales and maturities of investments	—	—	283	—	283
Purchases of investments	—	(62)	(324)	—	(386)
Sale of equity investment	—	—	250	—	250
Decrease in restricted cash	—	—	3	—	3
Other	—	—	(4)	—	(4)
Net cash used in investing activities	(4)	(592)	(155)	530	(221)
Net cash provided by discontinued investing activities	—	—	1,789	—	1,789
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	—	830	—	—	830
Repayments of short-term debt	—	(830)	(1)	—	(831)
Proceeds from exercise of share options	—	—	91	—	91
Dividends paid	(311)	—	—	—	(311)
Repurchase of common shares by treasury	—	—	(1,833)	—	(1,833)
Net intercompany loan borrowings	520	—	1	(521)	—
Increase in equity from parent	—	—	9	(9)	—
Purchase of noncontrolling interest			(66)		(66)
Transfer from discontinued operations	—	—	1,870	—	1,870
Other	—	—	(11)	—	(11)
Net cash provided by (used in) financing activities	209	—	60	(530)	(261)
Net cash used in discontinued financing activities	—	—	(1,870)	—	(1,870)
Effect of currency translation on cash	—	—	(20)	—	(20)
Net increase in cash and cash equivalents	—	—	329	—	329
Cash and cash equivalents at beginning of period	—	—	563	—	563
Cash and cash equivalents at end of period	$—	$—	$892	$—	$892

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 27, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(251)	$452	$493	$—	$694
Net cash provided by discontinued operating activities	—	—	156	—	156
Cash Flows From Investing Activities:
Capital expenditures	—	—	(270)	—	(270)
Proceeds from disposal of assets	—	—	5	—	5
Acquisition of businesses, net of cash acquired	—	—	(229)	—	(229)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	(19)	—	(19)
Divestiture of businesses, net of cash divested	—	—	17	—	17
Intercompany dividend from subsidiary	—	32	—	(32)	—
Net increase in intercompany loans	—	(431)	—	431	—
Decrease in investment in subsidiaries	—	8	—	(8)	—
Sales and maturities of investments	—	—	182	—	182
Purchases of investments	—	—	(227)	—	(227)
Increase in restricted cash	—	—	(8)	—	(8)
Other	—	—	4	—	4
Net cash used in investing activities	—	(391)	(545)	391	(545)
Net cash used in discontinued investing activities	—	—	(110)	—	(110)
Cash Flows From Financing Activities:
Proceeds from issuance of short term debt	—	475	—	—	475
Repayment of short term debt	—	(475)	(30)	—	(505)
Proceeds from exercise of share options	—	—	153	—	153
Dividends paid	(288)	—	—	—	(288)
Intercompany dividend to parent	—	—	(32)	32	—
Repurchase of common shares by treasury	—	—	(300)	—	(300)
Net intercompany loan borrowings (repayments)	449	—	(18)	(431)	—
Decrease in equity from parent	—	—	(8)	8	—
Transfer from (to) discontinued operations	90	(61)	47	—	76
Other	—	—	(30)	—	(30)
Net cash provided by (used in) financing activities	251	(61)	(218)	(391)	(419)
Net cash used in discontinued financing activities	—	—	(76)	—	(76)
Effect of currency translation on cash	—	—	(11)	—	(11)
Net decrease in cash and cash equivalents	—	—	(311)	—	(311)
Less: net decrease in cash and cash equivalents related to discontinued operations	—	—	(30)	—	(30)
Cash and cash equivalents at beginning of period	—	—	844	—	844
Cash and cash equivalents at end of period	$—	$—	$563	$—	$563

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 28, 2012
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(467)	$3,542	$(2,519)	$—	$556
Net cash provided by discontinued operating activities	—	—	2,030	—	2,030
Cash Flows From Investing Activities:
Capital expenditures	—	—	(295)	—	(295)
Proceeds from disposal of assets	—	—	4	—	4
Acquisition of businesses, net of cash acquired	—	—	(217)	—	(217)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	(23)	—	(23)
Divestiture of businesses, net of cash divested	—	—	(5)	—	(5)
Intercompany dividend from subsidiary	—	409	—	(409)	—
Net increase in intercompany loans	—	(1,119)	—	1,119	—
(Increase) decrease in investment in subsidiaries	(495)	207	16	272	—
Sales and maturities of investments	—	—	128	—	128
Purchases of investments	—	—	(87)	—	(87)
Increase in restricted cash	—	—	(2)	—	(2)
Other	—	—	27	—	27
Net cash used in investing activities	(495)	(503)	(454)	982	(470)
Net cash used in discontinued investing activities	—	—	(1,327)	11	(1,316)
Cash Flows From Financing Activities:
Proceeds from issuance of short term debt	—	2,008	—	—	2,008
Repayment of short term debt	—	(2,008)	(1)	—	(2,009)
Proceeds from issuance of long term debt	—	—	19	—	19
Repayment of long term debt	—	(3,039)	(1)	—	(3,040)
Proceeds from exercise of share options	—	—	226	—	226
Dividends paid	(461)	—	—	—	(461)
Repurchase of common shares by treasury	—	—	(500)	—	(500)
Net intercompany loan borrowings (repayments)	1,423	—	(304)	(1,119)	—
Increase in equity from parent	—	—	71	(71)	—
Transfer from discontinued operations	—	—	3,099	208	3,307
Other	—	—	(25)	—	(25)
Net cash provided by (used in) financing activities	962	(3,039)	2,584	(982)	(475)
Net cash used in discontinued financing activities	—	—	(481)	197	(284)
Effect of currency translation on cash	—	—	4	—	4
Effect of currency translation on cash related to discontinued operations	—	—	4	—	4
Net (decrease) increase in cash and cash equivalents	—	—	(159)	208	49
Less: net increase in cash and cash equivalents related to discontinued operations	—	—	226	208	434
Cash and cash equivalents at beginning of period	—	—	1,229	—	1,229
Cash and cash equivalents at end of period	$—	$—	$844	$—	$844

TYCO INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Subsequent Events
Subsequent to September 26, 2014, the Company repurchased approximately 10 million common shares for approximately $417 million which completed the $1.75 billion share repurchase authority approved by the Company's Board of Directors in March 2014.

TYCO INTERNATIONAL LTD.
SUPPLEMENTARY FINANCIAL INFORMATION
Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial data for the years ended September 26, 2014 and September 27, 2013 is as follows ($ in millions, except per share data):

	2014
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Net revenue (1)	$2,493	$2,481	$2,662	$2,704
Gross profit	918	901	984	982
Income (loss) from continuing operations attributable to Tyco common shareholders (2)	246	190	434	(76)
Income (loss) from discontinued operations, net of income taxes (3)	24	17	1,016	(13)
Net income (loss) attributable to Tyco common shareholders	$270	$207	$1,450	$(89)
Basic earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	$0.53	$0.41	$0.95	$(0.17)
Income (loss) from discontinued operations, net of income taxes	0.05	0.04	2.22	(0.03)
Net income (loss) attributable to Tyco common shareholders	$0.58	$0.45	$3.17	$(0.20)
Diluted earnings per share attributable to Tyco common shareholders:
Income (loss) from continuing operations	$0.52	$0.40	$0.93	$(0.17)
Income (loss) from discontinued operations, net of income taxes	0.05	0.04	2.18	(0.03)
Net income (loss) attributable to Tyco common shareholders	$0.57	$0.44	$3.11	$(0.20)

(1)	Net revenue excludes $154 million, $151 million, $85 million and $5 million of net revenue related to discontinued operations for the first, second, third and fourth quarters of 2014, respectively.

(2)
Income (loss) from continuing operations attributable to Tyco common shareholders for the first quarter of fiscal 2014 includes $92 million related to a legacy legal reversal; for the third quarter of 2014 includes a $216 million gain on the sale of Atkore and for the fourth quarter of 2014 includes asbestos related charges of $225 million related to the Yarway settlement and $240 million related to an updated valuation performed over the Company's liability for asbestos related claims (excluding Yarway claims).

(3)	Income (loss) from discontinued operations, net of income taxes is primarily related to ADT Korea.

TYCO INTERNATIONAL LTD.
SUPPLEMENTARY FINANCIAL INFORMATION (Continued)
Selected Quarterly Financial Data (Unaudited) (Continued)

	2013
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Net revenue (1)	$2,463	$2,463	$2,537	$2,610
Gross profit	881	882	931	977
Income from continuing operations attributable to Tyco common shareholders (2)	143	53	112	135
Income from discontinued operations, net of income taxes (3)	20	19	23	31
Net income attributable to Tyco common shareholders	$163	$72	$135	$166
Basic earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.31	$0.12	$0.24	$0.29
Income from discontinued operations, net of income taxes	0.04	0.04	0.05	0.07
Net income attributable to Tyco common shareholders	$0.35	$0.16	$0.29	$0.36
Diluted earnings per share attributable to Tyco common shareholders:
Income from continuing operations	$0.30	$0.11	$0.24	$0.29
Income from discontinued operations, net of income taxes	0.04	0.05	0.04	0.06
Net income attributable to Tyco common shareholders	$0.34	$0.16	$0.28	$0.35

(1)	Net revenue excludes $138 million, $144 million, $141 million and $150 million of net revenue related to discontinued operations for the first, second, third and fourth quarters of 2013, respectively.

(2)
Income from continuing operations attributable to Tyco common shareholders for the second quarter of fiscal 2014 includes a charge of $94 million related to environmental remediation costs for the Marinette facility.

(3)	Income from discontinued operations, net of income taxes is primarily related to ADT Korea.

TYCO INTERNATIONAL LTD.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Description	Balance at Beginning of Year	Additions Charged to Income	Acquisitions (Divestitures) and Other	Deductions(1)	Balance at End of Year
Accounts Receivable:
Year Ended September 28, 2012	$54	$40	$6	$(40)	$60
Year Ended September 27, 2013	$60	55	1	(36)	$80
Year Ended September 26, 2014	$80	30	1	(36)	$75
_______________________________________________________________________________

(1)	Deductions represent uncollectible accounts written off, net of recoveries.