Form 10-Q
period 2014-12-26
TYCO INTERNATIONAL plc
filed 2015-01-30
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 26, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
333-196049
(Commission File Number)
___________________________________________________________
TYCO INTERNATIONAL PLC
(Exact name of Registrant as specified in its charter)

Ireland (Jurisdiction of Incorporation)	98-0390500 (I.R.S. Employer Identification Number)
Unit 1202 Building 1000 City Gate Mahon, Cork Ireland (Address of registrant's principal executive office)
353-21-423-5000 (Registrant's telephone number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The number of ordinary shares outstanding as of January 23, 2015 was 420,045,569.

TYCO INTERNATIONAL PLC

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
    TYCO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share data)

	For the Quarters Ended
	December 26, 2014	December 27, 2013
Revenue from product sales	$1,488	$1,468
Service revenue	991	1,025
Net revenue	2,479	2,493
Cost of product sales	1,022	999
Cost of services	548	576
Selling, general and administrative expenses	653	571
Restructuring and asset impairment charges, net (see Note 4)	58	3
Operating income	198	344
Interest income	3	3
Interest expense	(24)	(24)
Other income (expense), net	4	(1)
Income from continuing operations before income taxes	181	322
Income tax expense	(19)	(70)
Equity loss in earnings of unconsolidated subsidiaries	—	(4)
Income from continuing operations	162	248
(Loss) income from discontinued operations, net of income taxes	(1)	24
Net income	161	272
Less: noncontrolling interest in subsidiaries net (loss) income	(1)	2
Net income attributable to Tyco ordinary shareholders	$162	$270
Amounts attributable to Tyco ordinary shareholders:
Income from continuing operations	$163	$246
(Loss) income from discontinued operations	(1)	24
Net income attributable to Tyco ordinary shareholders	$162	$270
Basic earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations	$0.39	$0.53
Income from discontinued operations	—	0.05
Net income attributable to Tyco ordinary shareholders	$0.39	$0.58
Diluted earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations	$0.38	$0.52
Income from discontinued operations	—	0.05
Net income attributable to Tyco ordinary shareholders	$0.38	$0.57
Weighted average number of shares outstanding:
Basic	420	464
Diluted	427	471
   See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in millions)

	For the Quarters Ended
	December 26, 2014	December 27, 2013
Net income	$161	$272
Other comprehensive (loss) income, net of tax
Foreign currency translation	(198)	(37)
Defined benefit and post retirement plans	5	3
Total other comprehensive loss, net of tax	(193)	(34)
Comprehensive (loss) income	(32)	238
Less: comprehensive (loss) income attributable to noncontrolling interests	(1)	2
Comprehensive (loss) income attributable to Tyco ordinary shareholders	$(31)	$236
   See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL PLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except per share data)

	December 26, 2014	September 26, 2014
Assets
Current Assets:
Cash and cash equivalents	$473	$892
Accounts receivable, less allowance for doubtful accounts of $77 and $75, respectively	1,718	1,750
Inventories	658	628
Prepaid expenses and other current assets	890	1,153
Deferred income taxes	307	307
Assets held for sale	20	21
Total Current Assets	4,066	4,751
Property, plant and equipment, net	1,242	1,269
Goodwill	4,148	4,126
Intangible assets, net	796	737
Other assets	946	926
Total Assets	$11,198	$11,809
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$278	$20
Accounts payable	825	871
Accrued and other current liabilities	1,993	2,167
Deferred revenue	365	400
Liabilities held for sale	14	13
Total Current Liabilities	3,475	3,471
Long-term debt	1,184	1,443
Deferred revenue	324	335
Other liabilities	1,918	1,877
Total Liabilities	6,901	7,126
Commitments and Contingencies (see Note 11)
Redeemable noncontrolling interest	13	13
Tyco Shareholders' Equity:
Ordinary shares, $0.01 and CHF 0.50 par value, 1,000,000,000 and 825,222,070 shares authorized, and 419,829,278 and 486,363,050 shares issued as December 26, 2014 and September 26, 2014, respectively	4	208
Preference shares $0.01 par value, 100,000,000 shares authorized, none outstanding as of December 26, 2014	—	—
Ordinary shares held in treasury, nil and 59,460,486 shares as of December 26, 2014 and September 26, 2014, respectively	—	(2,515)
Additional paid in capital	613	3,306
Accumulated earnings	5,035	4,873
Accumulated other comprehensive loss	(1,418)	(1,225)
Total Tyco Shareholders' Equity	4,234	4,647
Nonredeemable noncontrolling interest	50	23
Total Equity	4,284	4,670
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$11,198	$11,809
   See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	For the Three Months Ended
	December 26, 2014	December 27, 2013
Cash Flows From Operating Activities:
Net income attributable to Tyco ordinary shareholders	$162	$270
Noncontrolling interest in subsidiaries net (loss) income	(1)	2
Loss (income) from discontinued operations, net of income taxes	1	(24)
Income from continuing operations	162	248
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	91	94
Non-cash compensation expense	15	15
Deferred income taxes	(6)	51
Provision for losses on accounts receivable and inventory	16	10
Legacy legal matters (see Note 11)	—	(92)
Other non-cash items	(2)	7
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(7)	25
Contracts in progress	8	13
Inventories	(43)	(30)
Prepaid expenses and other assets	(3)	(54)
Accounts payable	(41)	(41)
Accrued and other liabilities	(33)	(105)
Deferred revenue	(37)	(40)
Other	(24)	(1)
Net cash provided by operating activities	96	100
Net cash provided by discontinued operating activities	—	23
Cash Flows From Investing Activities:
Capital expenditures	(66)	(63)
Proceeds from disposal of assets	1	4
Acquisition of businesses, net of cash acquired	(152)	(54)
Acquisition of dealer generated customer accounts and bulk account purchases	(4)	(11)
Sales and maturities of investments	275	112
Purchases of investments	(1)	(32)
(Increase) decrease in restricted cash	(45)	4
Other	(1)	2
Net cash provided by (used in) investing activities	7	(38)
Net cash used in discontinued investing activities	(15)	(29)
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	—	310
Repayment of short-term debt	—	(150)
Proceeds from exercise of share options	33	40
Dividends paid	(75)	(74)
Repurchase of ordinary shares by treasury	(417)	(250)
Transfer to discontinued operations	(15)	(6)
Payment of contingent consideration	(23)	—
Other	(15)	(9)
Net cash used in financing activities	(512)	(139)
Net cash provided by discontinued financing activities	15	6
Effect of currency translation on cash	(10)	(7)
Net decrease in cash and cash equivalents	(419)	(84)
Less: net decrease in cash and cash equivalents related to discontinued operations	—	—
Cash and cash equivalents at beginning of period	892	563
Cash and cash equivalents at end of period	$473	$479
See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the Quarters Ended December 26, 2014 and December 27, 2013
(in millions)

	Number of Ordinary Shares	Ordinary Shares at Par Value	Treasury Shares	Additional Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Tyco Shareholders' Equity	Nonredeemable Noncontrolling Interest	Total Equity
Balance as of September 27, 2013	463	$208	$(912)	$3,754	$3,035	$(987)	$5,098	$23	$5,121
Comprehensive income:
Net income attributable to Tyco ordinary shareholders					270		270	2	272
Other comprehensive loss, net of tax						(34)	(34)		(34)
Shares issued from treasury for vesting of share based equity awards	4		140	(100)			40		40
Repurchase of ordinary shares	(7)		(250)				(250)		(250)
Compensation expense				15			15		15
Other			(9)				(9)	(1)	(10)
Balance as of December 27, 2013	460	$208	$(1,031)	$3,669	$3,305	$(1,021)	$5,130	$24	$5,154

	Number of Ordinary Shares	Ordinary Shares at Par Value	Treasury Shares	Additional Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Tyco Shareholders' Equity	Nonredeemable Noncontrolling Interest	Total Equity
Balance as of September 26, 2014	427	$208	$(2,515)	$3,306	$4,873	$(1,225)	$4,647	$23	$4,670
Comprehensive income:
Net income attributable to Tyco ordinary shareholders					162		162	(1)	161
Other comprehensive loss, net of tax						(193)	(193)		(193)
Cancellation of treasury shares		(34)	2,878	(2,844)			—		—
Dividends declared				2			2		2
Conversion of Tyco International Ltd. common shares to Tyco International plc ordinary shares		(170)		170			—		—
Shares issued for vesting of share based equity awards	3		67	(34)			33		33
Repurchase of ordinary shares	(10)		(417)				(417)		(417)
Compensation expense				15			15		15
Noncontrolling interest related to acquisitions							—	29	29
Other			(13)	(2)			(15)	(1)	(16)
Balance as of December 26, 2014	420	$4	$—	$613	$5,035	$(1,418)	$4,234	$50	$4,284
   See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation—The Consolidated Financial Statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim period. The unaudited Consolidated Financial Statements include the consolidated results of Tyco International plc, a corporation organized under the laws of Ireland, and its subsidiaries (Tyco and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Tyco"). The unaudited Consolidated Financial Statements have been prepared in United States dollars ("USD") and in accordance with the instructions to Form 10-Q under the Securities and Exchange Act of 1934, as amended. The results reported in these unaudited Consolidated Financial Statements should not be taken as indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 2014 (the "2014 Form 10-K").
References to 2015 and 2014 are to Tyco's fiscal quarters ending December 26, 2014 and December 27, 2013, respectively, unless otherwise indicated. The Company has a 52 or 53-week fiscal year that ends on the last Friday in September. Fiscal years 2015 and 2014 are both 52-week years.
Change of Jurisdiction - On November 17, 2014, Tyco International Ltd., an entity organized under the laws of Switzerland ("Tyco Switzerland"), completed its change of jurisdiction of incorporation from Switzerland to Ireland by merging with its subsidiary, Tyco International plc ("Tyco Ireland"), a public limited company incorporated under the laws of Ireland (the "Merger"). As a result of the Merger, Tyco Ireland is the successor issuer to Tyco Switzerland, has succeeded to the attributes of Tyco Switzerland as the registrant under SEC regulations, and has assumed all pre-Merger obligations of Tyco Switzerland.
Reclassifications - Certain prior period amounts have been reclassified to conform with current period presentation as discussed below.
During the third quarter of fiscal 2014, the Company completed the sale of its South Korean security business (“ADT Korea”) to an affiliate of The Carlyle Group. The Company has reclassified the operations of its South Korean security business to Income from discontinued operations in the Consolidated Statements of Operations for all periods presented and assets and liabilities have been reclassified as held for sale for periods prior to the third quarter of fiscal 2014 as it satisfied the criteria to be presented as discontinued operations for those periods. See Note 3.
In addition, the Company has reclassified several businesses in the Rest of World ("ROW") Installation & Services segment to Income from discontinued operations in the Consolidated Statements of Operations and the assets and liabilities as held for sale within the Consolidated Balance Sheets for all periods presented as they satisfied the criteria to be presented as discontinued operations. The Company expects to complete the sale of these businesses by the end of the third quarter of fiscal 2015. See Note 3.
Recently Adopted Accounting Pronouncements - In March 2013, the FASB issued authoritative guidance to resolve diversity in practice on the accounting for the cumulative translation adjustment ("CTA") when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The guidance requires that the parent release any CTA into net income when the parent ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity which results in a substantially complete liquidation of the foreign entity; when the sale of an investment in a foreign entity results in the loss of a controlling financial interest; or where an acquirer obtains control of an acquiree in which it had an equity interest immediately before the acquisition date. The guidance does not change the requirement to release a pro rata portion of the CTA into net income upon a partial sale of an equity method investment that is a foreign entity. The guidance became effective for Tyco in the first quarter of fiscal 2015. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.
In July 2013, the FASB issued authoritative guidance for the presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a NOL carryforward, a similar tax loss, or a tax credit carryforward. If the NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. This guidance does not require any additional recurring disclosures and became effective for Tyco during the first fiscal quarter of fiscal 2015. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.
Recently Issued Accounting Pronouncements - In April 2014, the FASB issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as a discontinued operation is required. This guidance is effective for Tyco in the first quarter of fiscal 2016, with early adoption permitted. The Company is currently assessing the impact, if any, the guidance will have upon adoption.
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
2.    2012 Separation Transaction
On September 28, 2012, the Company completed the spin-offs of The ADT Corporation ("ADT") and Pentair Ltd. (formerly known as Tyco Flow Control International Ltd. ("Tyco Flow Control")), formerly the North American residential security and flow control businesses of Tyco, respectively, into separate, publicly traded companies in the form of a distribution to Tyco shareholders ("2012 Separation").
In connection with activities taken to complete the 2012 Separation and to create the revised organizational structure of the Company, the Company incurred pre-tax charges ("Separation Charges") within Selling, general and administrative expenses of $2 million and $15 million during the quarters ended December 26, 2014 and December 27, 2013, respectively. The Company received associated tax benefits of $1 million and $6 million during the quarters ended December 26, 2014 and December 27, 2013, respectively. The Company does not expect to incur material separation charges relating to activities taken to complete the 2012 Separation in future periods.
3.    Divestitures
The Company continually assesses the strategic fit of its various businesses and from time to time divests businesses which do not align with its long-term strategy.
During fiscal 2014, the Company concluded that several businesses in the ROW Installation & Services segment it intends to sell met the criteria to be classified as held for sale. The businesses are accounted for as held for sale on the Consolidated Balance Sheets as of December 26, 2014 and September 26, 2014, and their results of operations have been presented as discontinued operations on the Consolidated Statements of Operations during the quarters ended December 26, 2014 and December 27, 2013. The Company expects to complete the sale of these businesses by the end of the third quarter of fiscal 2015.
On May 22, 2014, the Company, together with its wholly-owned subsidiary Tyco Far East Holdings Ltd. completed the sale of Tyco Fire & Security Services Korea Co. Ltd. and its subsidiaries that form and operate the Company’s ADT Korea business to an affiliate of The Carlyle Group pursuant to a stock purchase agreement for an aggregate purchase price of $1.93 billion. The Company recognized a gain of $1.0 billion, net of a $212 million charge related to the indemnification at fair value for certain tax related matters borne by the buyer that are probable of being paid, which was recorded in Income from

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

discontinued operations, net of income taxes, on the Consolidated Statements of Operations during fiscal 2014. Its results of operations have been presented within discontinued operations on the Consolidated Statements of Operations during the quarter ended December 27, 2013.
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
Discontinued Operations
The components of income from discontinued operations, net of income taxes are as follows ($ in millions):

	For the Quarters Ended
	December 26, 2014	December 27, 2013
Net revenue	$4	$154
Pre-tax (loss) income from discontinued operations	(2)	30
Pre-tax gain on sale of discontinued operations	1	—
Income tax expense	—	(6)
(Loss) income from discontinued operations, net of income taxes	$(1)	$24
Balance sheet information for the discontinued operations as of December 26, 2014 and September 26, 2014 was as follows ($ in millions):

	As of
	December 26, 2014	September 26, 2014
Accounts receivable, net	$11	$11
Inventories	2	3
Prepaid expenses and other current assets	5	5
Other assets	2	2
Total assets	$20	$21
Accounts payable	2	2
Accrued and other current liabilities	11	9
Other liabilities	1	2
Total liabilities	$14	$13
4.    Restructuring and Asset Impairment Charges, Net
During the first quarter of fiscal 2015, the Company identified and pursued opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across the Company's businesses. The Company expects to incur restructuring and restructuring related charges in the range of $75 million to $100 million in fiscal 2015, which does not include repositioning charges as described below.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded restructuring and asset impairment charges by action as follows ($ in millions):

	For the Quarters Ended
	December 26, 2014	December 27, 2013
2015 actions	$44	$—
2014 actions	6	1
2013 and prior actions	8	2
Total	$58	$3
2015 Actions

Restructuring and asset impairment charges, net, during the quarter ended December 26, 2014 related to the 2015 actions are as follows ($ in millions):

For the Quarter Ended December 26, 2014
Employee Severance and Benefits
NA Installation & Services	$22
ROW Installation & Services	10
Global Products	2
Corporate and other	10
Total	$44
The rollforward of the reserves from September 26, 2014 to December 26, 2014 is as follows ($ in millions):

Balance as of September 26, 2014	$—
Charges	44
Utilization	(11)
Balance as of December 26, 2014	$33

Restructuring reserves for businesses that are included within Liabilities held for sale on the Consolidated Balance Sheets are excluded from the table above. See Note 3.

2014 Actions

Restructuring and asset impairment charges, net, during the quarters ended December 26, 2014 and December 27, 2013 related to the 2014 actions are as follows ($ in millions):

For the Quarter Ended December 26, 2014
Employee Severance and Benefits
NA Installation & Services	$1
Global Products	5
Total	$6

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Quarter Ended December 27, 2013
Employee Severance and Benefits
ROW Installation & Services	$1
Total	$1

Restructuring and asset impairment charges, net, incurred cumulative to date from initiation of the 2014 actions are as follows ($ in millions):

	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in SG&A	Total
NA Installation & Services	$17	$—	$—	$17
ROW Installation & Services	18	5	—	23
Global Products	8	—	2	10
Total	$43	$5	$2	$50
The rollforward of the reserves from September 26, 2014 to December 26, 2014 is as follows ($ in millions):

Balance as of September 26, 2014	$29
Charges	6
Utilization	(7)
Currency translation	(1)
Balance as of December 26, 2014	$27
Restructuring reserves for businesses that are included within Liabilities held for sale on the Consolidated Balance Sheets are excluded from the table above. See Note 3.
2013 and prior actions
The Company continues to maintain restructuring reserves related to actions initiated prior to fiscal 2014. The total amount of these reserves was $66 million and $70 million as of December 26, 2014 and September 26, 2014, respectively. The Company incurred $8 million and $10 million of restructuring charges, nil and $8 million of reversals, and utilized $9 million and $24 million for the quarters ended December 26, 2014 and December 27, 2013, respectively. The remaining change in reserve during the quarters ended December 26, 2014 and December 27, 2013 relates to currency translation. The aggregate remaining reserves primarily relate to facility exit costs for long-term non-cancelable lease obligations primarily within the Company's ROW Installation & Services segment.
Total Restructuring Reserves
As of December 26, 2014 and September 26, 2014, restructuring reserves related to all actions were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	As of
	December 26, 2014	September 26, 2014
Accrued and other current liabilities	$110	$83
Other liabilities	16	16
Total	$126	$99
Restructuring reserves for businesses that are included within Liabilities held for sale on the Consolidated Balance Sheets are excluded from the table above. See Note 3.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Repositioning
The Company has initiated certain global actions designed to reduce its cost structure and improve future profitability by streamlining operations and better aligning functions, which the Company refers to as repositioning actions. These actions may or may not lead to a future restructuring action. During the quarters ended December 26, 2014 and December 27, 2013, the Company recorded repositioning charges of $17 million and $6 million, respectively, primarily related to professional fees which have been reflected in Selling, general and administrative expenses in the Consolidated Statements of Operations.
5.    Acquisitions
During the quarter ended December 26, 2014, total consideration for acquisitions included in continuing operations totaled $152 million, which was comprised of $175 million cash paid, net of $23 million cash acquired, for five acquisitions which were not material. The acquisitions will be integrated into the ROW Installation & Services and Global Products segments. In connection with one of the acquisitions, the Company acquired a majority interest and recorded a nonredeemable noncontrolling interest of $29 million as of December 26, 2014. The final determination of fair value for certain assets and liabilities relating to four of the acquisitions made during the quarter ended December 26, 2014 remain subject to change based on final valuations of the assets acquired and liabilities assumed. The Company does not expect the finalization of these matters to have a material effect on the allocation, which is expected to be completed within fiscal 2015.
In addition, during the quarter ended December 26, 2014, the Company announced that it had reached an agreement to acquire Industrial Safety Technologies ("IST"), a global leader in gas and flame detection, with operations in Europe, the Middle East, China and the U.S. Gulf Coast region from Battery Ventures, for approximately $330 million in cash. IST will be integrated into the Global Products segment. The sale is expected to close during the second quarter of fiscal 2015.
During the quarter ended December 27, 2013, total consideration included in continuing operations was $54 million which was primarily related to the acquisition of Westfire, Inc. ("Westfire") on November 8, 2013. Westfire, a fire protection services company with operations in the United States, Chile and Peru, provides critical special-hazard suppression and detection applications in mining, telecommunications and other vertical markets and will be integrated with the NA Installation & Services and ROW Installation & Services segments.
6.    Income Taxes
Tyco did not have a significant change to its unrecognized tax benefits during the quarter ended December 26, 2014.
Many of Tyco's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions included in continuing operations are as follows:

Jurisdiction	Years Open To Audit
Australia	2004-2014
Canada	2006-2014
Germany	2005-2014
Ireland	2010-2014
Switzerland	2005-2014
United Kingdom	2012-2014
United States	1997-2014
Based on the current status of its income tax audits, Tyco believes that it is reasonably possible that between nil and $20 million in unrecognized tax benefits may be resolved in the next twelve months.
At each balance sheet date, the Company evaluates whether it is more likely than not that Tyco's deferred tax assets will be realized and if sufficient future taxable income will be available by assessing current period and projected operating results and other pertinent data. As of December 26, 2014, Tyco recorded deferred tax assets of approximately $382 million, which is comprised of $2.4 billion gross deferred tax assets net of $2.0 billion valuation allowances.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tax Sharing Agreement and Other Income Tax Matters
In connection with the 2012 and 2007 Separations, Tyco entered into the 2012 and 2007 Tax Sharing Agreements, respectively, that govern the respective rights, responsibilities, and obligations of (i) Tyco, Pentair and ADT after the 2012 Separation and (ii) Tyco, Covidien plc (which merged into Medtronic plc on January 26, 2015, and referred to herein as "Covidien") and TE Connectivity after the 2007 Separation, with respect to taxes. Specifically, this includes taxes in the ordinary course of business and taxes, if any, incurred as a result of any failure of the respective distributions to qualify tax-free for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code ("the Code") or certain internal transactions undertaken in anticipation of the spin-offs to qualify for tax-favored treatment under the Code.
Under the 2012 Tax Sharing Agreement, Tyco, Pentair and ADT share (i) certain pre-Distribution income tax liabilities that arise from adjustments made by tax authorities to ADT's, Tyco Flow Control's and Tyco's income tax returns, and (ii) payments required to be made by Tyco with respect to the 2007 Tax Sharing Agreement, excluding approximately $175 million of pre-2012 Separation related tax liabilities (collectively, "Shared Tax Liabilities"). Tyco will be responsible for the first $500 million of Shared Tax Liabilities. Pentair and ADT will share 42% and 58%, respectively, of the next $225 million of Shared Tax Liabilities. Tyco, Pentair and ADT will share 52.5%, 20% and 27.5%, respectively, of Shared Tax Liabilities above $725 million. All costs and expenses associated with the management of these Shared Tax Liabilities will generally be shared 20%, 27.5% and 52.5% by Pentair, ADT and Tyco, respectively. In connection with the execution of the 2012 Tax Sharing Arrangement, Tyco established liabilities representing the fair market value of its obligations which is recorded in Other liabilities in the Company's Consolidated Balance Sheet with an offset to Tyco shareholders' equity.
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The receivables and liabilities related to the 2012 and 2007 Tax Sharing Agreements as of December 26, 2014 and September 26, 2014, are as follows ($ in millions):

	2012 Tax Sharing Agreement		2007 Tax Sharing Agreement
	As of		As of
	December 26, 2014	September 26, 2014	December 26, 2014	September 26, 2014
Tax sharing agreement related receivables:
Prepaid expenses and other current assets	$—	$—	$3	$3
Other assets	—	—	23	23
	—	—	26	26
Tax sharing agreement related liabilities:
Accrued and other current liabilities	—	—	(21)	(21)
Other liabilities	(46)	(46)	(194)	(194)
	(46)	(46)	(215)	(215)
Net liability	$(46)	$(46)	$(189)	$(189)
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
7.    Earnings Per Share
The reconciliations between basic and diluted earnings per share attributable to Tyco ordinary shareholders are as follows (in millions, except per share data):

	For the Quarter Ended December 26, 2014			For the Quarter Ended December 27, 2013
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations	$163	420	$0.39	$246	464	$0.53
Share options and restricted share awards	—	7		—	7
Diluted earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations attributable to Tyco ordinary shareholders, giving effect to dilutive adjustments	$163	427	$0.38	$246	471	$0.52
The computation of diluted earnings per share for the quarter ended December 26, 2014 excludes the effect of the potential exercise of share options to purchase approximately 3 million shares and excludes restricted stock units of approximately 2 million shares because the effect would be anti-dilutive.
The computation of diluted earnings per share for the quarter ended December 27, 2013 excludes the effect of the potential exercise of share options to purchase approximately 2 million shares and excludes restricted stock units of approximately 1 million shares because the effect would be anti-dilutive.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by segment are as follows ($ in millions):

	NA Installation & Services	ROW Installation & Services	Global Products	Total

Gross goodwill	$2,104	$1,995	$1,824	$5,923
Accumulated impairment	(126)	(1,068)	(567)	(1,761)
Carrying amount of goodwill as of September 27, 2013	1,978	927	1,257	4,162
2014 activity:
Acquisitions/ purchase accounting adjustments	10	15	(4)	21
Currency translation	(12)	(34)	(11)	(57)

Gross goodwill	$2,102	$1,976	$1,809	$5,887
Accumulated impairment	(126)	(1,068)	(567)	(1,761)
Carrying amount of goodwill as of September 26, 2014	1,976	908	1,242	4,126
2015 activity:
Acquisitions / purchase accounting adjustments	—	32	80	112
Currency translation	(8)	(69)	(13)	(90)

Gross goodwill	$2,094	$1,939	$1,876	$5,909
Accumulated impairment	(126)	(1,068)	(567)	(1,761)
Carrying amount of goodwill as of December 26, 2014	$1,968	$871	$1,309	$4,148
The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets as of December 26, 2014 and September 26, 2014 ($ in millions):

	As of
	December 26, 2014		September 26, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$1,370	$1,067	$1,405	$1,117
Intellectual property	664	494	622	492
Other	38	18	38	16
Total	$2,072	$1,579	$2,065	$1,625
Non-Amortizable:
Intellectual property	$220		$221
Franchise rights	76		76
Other	7		—
Total	$303		$297
Intangible asset amortization expense for the quarters ended December 26, 2014 and December 27, 2013 was $21 million and $24 million, respectively.
The estimated aggregate amortization expense on intangible assets is expected to be approximately $55 million for the remainder of 2015, $73 million for 2016, $64 million for 2017, $60 million for 2018, and $241 million for 2019 and thereafter.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    Debt
Debt as of December 26, 2014 and September 26, 2014 is as follows ($ in millions):

	As of
	December 26, 2014	September 26, 2014
3.375% public notes due 2015 (1)	$258	$258
3.75% public notes due 2018	67	67
8.5% public notes due 2019	364	364
7.0% public notes due 2019	245	245
6.875% public notes due 2021	465	465
4.625% public notes due 2023	42	42
Other (2)	21	22
Total debt	1,462	1,463
Less current portion	278	20
Long-term debt	$1,184	$1,443
_______________________________________________________________________________
(1) $258 million of 3.375% public notes due October 2015 is included in the current portion of debt as of December 26, 2014.
(2) $20 million of the amount shown as other is included in the current portion of the Company's total debt as of both December 26, 2014 and September 26, 2014.
Fair Value
The carrying amount of Tyco's debt subject to the fair value disclosure requirements as of both December 26, 2014 and September 26, 2014 was $1,441 million. The Company has determined the fair value of such debt to be $1,659 million and $1,670 million as of December 26, 2014 and September 26, 2014, respectively. The Company utilizes various valuation methodologies to determine the fair value of its debt, which is primarily dependent on the type of market in which the Company's debt is traded. When available, the Company uses quoted market prices to determine the fair value of its debt that is traded in active markets. As of December 26, 2014 and September 26, 2014, $1,441 million of the Company's debt, which is actively traded and subject to the fair value disclosure requirements, is classified as Level 1 in the fair value hierarchy.
Commercial Paper
From time to time Tyco International Finance S.A. ("TIFSA") may issue commercial paper for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued on a private placement basis under the commercial paper program is $1 billion as of December 26, 2014. As of December 26, 2014 and September 26, 2014, TIFSA had no commercial paper outstanding.
Credit Facilities
The Company's committed revolving credit facility totaled $1 billion as of December 26, 2014. This revolving credit facility may be used for working capital, capital expenditures and general corporate purposes. As of December 26, 2014 and September 26, 2014, there were no amounts drawn under the Company's revolving credit facility. Interest under the revolving credit facility is variable and is calculated by reference to LIBOR or an alternate base rate.
10.    Financial Instruments
The Company's financial instruments consist primarily of cash and cash equivalents, time deposits, accounts receivable, investments, accounts payable, and debt and derivative financial instruments. The fair value of cash and cash equivalents, time deposits, accounts receivable, and accounts payable approximated book value as of December 26, 2014 and September 26, 2014. The fair value of derivative financial instruments was not material to any of the periods presented. See below for the fair value of investments and Note 9 for the fair value of debt.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Instruments
In the normal course of business, Tyco is exposed to market risk arising from changes in currency exchange rates, interest rates and commodity prices. The Company may use derivative financial instruments to manage exposures to foreign currency, interest rate and commodity risks. The Company's objective for utilizing derivative financial instruments is to manage these risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company does not use derivative financial instruments for trading or speculative purposes. As of and during the three months ended December 26, 2014, the Company did not hold or enter into any commodity derivative instruments or interest rate swaps.
As of December 26, 2014 and September 26, 2014, the total gross notional amount of the Company's foreign exchange contracts was $282 million and $258 million, respectively. The fair value of these derivative financial instruments and impact of such changes in the fair value was not material to the Consolidated Balance Sheets as of December 26, 2014 and September 26, 2014 or Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the quarters ended December 26, 2014 and December 27, 2013.
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
Investments
Investments may primarily include marketable securities such as U.S. government obligations, U.S. government agency and corporate debt securities, equity securities, or time deposits with banks.
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
Assets Measured at Fair Value on a Recurring Basis
The following table presents the Company's hierarchy for its assets measured at fair value on a recurring basis as of December 26, 2014 and September 26, 2014 ($ in millions):

				Consolidated Balance Sheet Classification
	As of December 26, 2014			Prepaids and Other Current Assets
Investment Assets:	Level 1	Level 2	Total
Exchange traded equity funds	$65	$—	$65	$65
	$65	$—	$65	$65

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

				Consolidated Balance Sheet Classification
	As of September 26, 2014			Prepaids and Other Current Assets
Investment Assets:	Level 1	Level 2	Total
Time deposits	$275	$—	$275	$275
Exchange traded equity funds	62	—	62	62
	$337	$—	$337	$337
During the quarters ended December 26, 2014 and December 27, 2013, the Company did not have any significant transfers between levels within the fair value hierarchy.
Other
The Company had $1.5 billion of intercompany loans designated as permanent in nature as of both December 26, 2014 and September 26, 2014. Additionally, for the quarters ended December 26, 2014 and December 27, 2013, the Company recorded $70 million and $12 million of a cumulative translation loss, respectively, through Accumulated other comprehensive loss related to these loans.
11.    Commitments and Contingencies
Legacy Matters Related to Former Management
In recent years, the Company has settled several lawsuits involving disputes with former management. With respect to Mr. Kozlowski, the Company's former chief executive officer, in the first quarter of fiscal 2014, the parties signed an agreement resolving all outstanding disputes, with Mr. Kozlowski agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements. As a result, in the first quarter of fiscal 2014, the Company reversed a non-cash net liability of approximately $92 million which was recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations for the amounts allegedly due to him. Pursuant to the settlement agreement, Tyco will be entitled to a portion of the proceeds, if any, from the future sale of certain assets owned by Mr. Kozlowski, the timing and amount of which is uncertain at this time.
With respect to Mr. Swartz, the Company's former chief financial officer, in November 2014, the parties reached a definitive agreement to resolve all outstanding disputes, with Mr. Swartz agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements alleged to have existed between him and the Company. In the first quarter of fiscal 2015, the Company also received approximately $12 million in cash from Mr. Swartz, $5 million of which will be shared pursuant to the terms of the class action lawsuit, resulting in a net recovery of $7 million which was recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The cash received has been classified as restricted.
Environmental Matters
Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 26, 2014, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $30 million to $73 million. As of December 26, 2014, Tyco concluded that the best estimate within this range is approximately $34 million, of which $15 million is included in Accrued and other current liabilities and $19 million is included in Other liabilities in the Company's Consolidated Balance Sheet.
The majority of the liabilities described above relate to ongoing remediation efforts at a facility in the Company's Global Products segment located in Marinette, Wisconsin, which the Company acquired in 1990 in connection with its acquisition of, among other things, the Ansul product line. Prior to Tyco's acquisition, Ansul manufactured arsenic-based agricultural herbicides at the Marinette facility, which resulted in significant arsenic contamination of soil and groundwater on the Marinette site and in parts of the adjoining Menominee River. Ansul has been engaged in ongoing remediation efforts at the Marinette site since 1990, and in February 2009 entered into an Administrative Consent Order (the "Consent Order") with the U.S. Environmental Protection Agency to address the presence of arsenic at the Marinette site. Under this agreement, Ansul's principal obligations are to contain the arsenic contamination on the site, pump and treat on-site groundwater, dredge, treat and

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

properly dispose of contaminated sediments in the adjoining river areas, and monitor contamination levels on an ongoing basis. Activities completed under the Consent Order since 2009 include the installation of a subsurface barrier wall around the facility to contain contaminated groundwater, the installation of a groundwater extraction and treatment system and the dredging and offsite disposal of treated river sediment. As of December 26, 2014, the Company concluded that its remaining remediation and monitoring costs related to the Marinette facility were in the range of approximately $20 million to $47 million. The Company's best estimate within that range is approximately $23 million, of which $11 million is included in Accrued and other current liabilities and $12 million is included in Other liabilities in the Company's Consolidated Balance Sheet. Although the Company has recorded its best estimate of the costs that it will incur to remediate and monitor the arsenic contamination at the Marinette facility, it is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows.
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
As of December 26, 2014, the Company has determined that there were approximately 5,700 claims pending against it, which includes approximately 3,200 claims pending against Yarway. This amount reflects the Company's current estimate of the number of viable claims made against it and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants, are duplicative of other actions or for which the Company is indemnified by third parties. Additionally, as a result of the Yarway bankruptcy filing described below, claims against Yarway have been stayed since April 2013.
As of December 26, 2014, the Company's estimated net liability, including Yarway, recorded within the Company's Consolidated Balance Sheet is $605 million. The net liability is comprised of a liability for pending and future claims and related defense costs of $850 million, of which $353 million is recorded in Accrued and other current liabilities, and $497 million is recorded in Other liabilities. The Company also maintains separate insurance recovery related assets of $245 million, of which $22 million is recorded in Prepaid expenses and other current assets, and $223 million is recorded in Other assets. Insurance recovery related assets include $22 million of cash which has been designated as restricted. The Company believes that its asbestos related liabilities and insurance related assets as of December 26, 2014 are appropriate. Similarly, as of September 26, 2014, the Company's estimated net liability, including Yarway, of $608 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $853 million, and separately as an asset for insurance recoveries of $245 million.
Yarway
As previously disclosed, on April 22, 2013 Yarway filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). As a result of this filing, the continuation or commencement of asbestos-related litigation against Yarway has been enjoined by the automatic stay imposed by the U.S. Bankruptcy Code. Yarway's goal has been to negotiate, obtain approval of, and consummate a plan of reorganization that establishes a trust to fairly and equitably value and pay current and future Yarway asbestos claims, and that, in exchange for funding of the trust by the Company and/or its subsidiaries, provides permanent injunctive relief protecting the Company, each of its current and former affiliates and various other parties (the “Company Protected Parties”) from any further asbestos claims based on products manufactured, sold, and/or distributed by Yarway. On October 9, 2014, the Company reached an agreement in principle with Yarway, the Official Committee of Asbestos Claimants (“ACC”) appointed in the Yarway Chapter 11 case as the representative of current Yarway asbestos claimants, and the Future Claimants Representative (“FCR”) appointed in the Yarway Chapter 11 case as the representative of future Yarway asbestos claimants, to fund a section 524(g) trust for the resolution and payment of current and future Yarway asbestos claims. The agreement in principle, which will be implemented through a Chapter 11 plan for Yarway, will resolve the potential liability of the Company Protected Parties for pending and future derivative personal injury claims related to exposure to asbestos-containing products

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that were allegedly manufactured, distributed, and/or sold by Yarway (“Yarway Asbestos Claims”). Under the Chapter 11 plan, an asbestos settlement trust (the “Yarway Trust”) that conforms to the provisions of Section 524(g) of the U.S. Bankruptcy Code will be established and, on the effective date of the Chapter 11 plan, the Company and Yarway will contribute to the Yarway Trust a total of $325 million in cash (“Settlement Consideration”), which includes approximately $100 million relating to the settlement of intercompany amounts allegedly due to Yarway. In exchange for the Settlement Consideration, each of the Company Protected Parties will receive the benefit of a release from Yarway and an injunction under section 524(g) of the Bankruptcy Code permanently enjoining the assertion of Yarway Asbestos Claims against those Parties. The agreement in principle is subject, among other things, to the negotiation and filing of a Chapter 11 plan of reorganization for Yarway incorporating the terms of such agreement (the “Plan”), acceptance of the Plan by at least 75% of Yarway’s current asbestos claimants voting on such Plan, confirmation of the Plan by the Bankruptcy Court and approval of the injunction in favor of the Company Protected Parties by the United States District Court for the District of Delaware (“District Court”). On the effective date of the Plan, which is anticipated to occur in the second half of fiscal 2015, the Company and Yarway will pay the Settlement Consideration and Yarway Asbestos Claims against the Company Protected Parties will be permanently enjoined. Yarway is anticipated to become a wholly-owned subsidiary of the Yarway Trust and, accordingly, would no longer be owned by or be part of a consolidated group with the Company. Unless extended by a further agreement, the agreement in principle will expire if the order confirming the Plan and implementing the injunction has not been entered or affirmed by the District Court by June 30, 2015, or if the effective date of the Plan has not occurred by September 15, 2016. As a result of the agreement in principle to settle, the Company recorded a charge of $225 million in Selling, general and administrative expenses in the Consolidated Statement of Operations during the fourth fiscal quarter of 2014.
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In connection with the foregoing, during the third quarter of fiscal 2014, the Company resolved disputes with certain of its historical insurers and agreed that certain insurance proceeds would be used to establish and fund a qualified settlement fund (“QSF”), within the meaning of the Internal Revenue Code, which would be used for the resolution primarily of Grinnell asbestos liabilities of the Company. It is intended that the QSF will receive future insurance payments and proceeds from third party insurers and, in addition, will fund and manage liabilities for certain historical operations  of the Company. On January 9, 2015, the Company completed a series of restructuring transactions related to the establishment and funding of a dedicated structure pursuant to which the Company acquired the assets of Grinnell and transferred cash and other assets totaling approximately $278 million (not including $22 million received by the QSF from historic third-party insurers in settlement of coverage disputes) to the structure. As part of the restructuring, subsidiaries in the structure assumed certain liabilities related to historic Grinnell, Scott and Figgie operations, including all historical Grinnell asbestos liabilities, and such subsidiaries purchased additional insurance by, through or from a wholly-owned subsidiary in the structure in order to supplement and enhance existing insurance assets. The structure and the QSF fully fund all historic Grinnell asbestos liabilities and provide for the efficient and streamlined management of claims related thereto.
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
SimplexGrinnell LP (“SG”), a subsidiary of the Company in the North America Installation & Services segment, has been named as a defendant in several lawsuits seeking damages for SG’s alleged failure to pay prevailing wages in connection with work performed on state and local municipal projects. In New York, the U.S. District Court had granted SG’s motion for summary judgment dismissing plaintiffs’ claims for prevailing wages on testing and inspection work, which was based primarily on a 2009 opinion of the New York Department of Labor (“DOL”) that testing and inspection work would be considered covered by the prevailing wage law only on a prospective basis. Plaintiffs appealed this decision to the U.S. Court of Appeals for the Second Circuit, which in turn asked the NY Court of Appeals whether the lower court should have given deference to the DOL’s prospective-only application of law.  In October 2014, the NY Court of Appeals ruled that the lower court did not have to give deference to the DOL based on an amicus brief submitted by the DOL in which it stated the Court need not have given it deference.  As a result, the Company recorded a $10 million charge in Cost of services in the Consolidated Statement of Operations during the fourth quarter of fiscal 2014. During the quarter ended December 26, 2014, the Company recorded an additional charge in Cost of services within the Consolidated Statement of Operations based on a refinement of the underlying data used by the plaintiffs’ experts.  Such amount, which reflects the Company’s best estimate of its probable loss related to this matter, is not material to the financial statements.  SG also is a defendant in two other lawsuits related to prevailing wages in New Jersey and California. SG has agreed in principle to settle the California lawsuit for approximately $5 million subject to Court approval, which the Company had previously reserved.
During the first quarter of fiscal 2015, the Company received and responded to inquiries from the U.S. Department of the Navy regarding the formulation of certain aqueous film forming foam ("AFFF") concentrates. The Company investigated such matters and ceased selling certain AFFF and other foam products pending the outcome of its investigation. During the course of the investigation, three AFFF products were removed from the Navy’s Qualified Products List ("QPL"); one AFFF product remains on the QPL. The Company has shared the results of its investigation with appropriate governmental authorities and is also communicating with the government regarding the re-qualification of these products. The government has confirmed that it considers the Company to be “presently responsible,” and that no suspension or debarment is warranted. At this time, we cannot predict the outcome of these inquiries and whether this will result in further action by the Navy or other governmental authorities, but it is possible that the Company could be required to pay material fines, consent to injunctions on future conduct, or suffer other criminal or civil penalties or adverse impacts, including being subject to lawsuits brought by private litigants, each of which may have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
12.    Retirement Plans
Defined Benefit Pension Plans—The Company sponsors a number of pension plans. The following disclosures exclude the impact of plans which are immaterial individually and in the aggregate. The net periodic benefit cost for the Company's material U.S. and non-U.S. defined benefit pension plans is as follows ($ in millions):

	U.S. Plans
	For the Quarters Ended
	December 26, 2014	December 27, 2013
Service cost	$2	$2
Interest cost	9	9
Expected return on plan assets	(14)	(12)
Amortization of net actuarial loss	2	2
Net periodic benefit cost	$(1)	$1

	Non-U.S. Plans
	For the Quarters Ended
	December 26, 2014	December 27, 2013
Service cost	$2	$2
Interest cost	13	14
Expected return on plan assets	(20)	(18)
Amortization of net actuarial loss	4	3
Net periodic benefit cost	$(1)	$1
The estimated net actuarial loss for U.S. pension benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the current fiscal year is expected to be $9 million, and the amount for non-U.S. pension benefit plans is expected to be $14 million. Amortization of net periodic benefit cost from accumulated other comprehensive loss for the Company's pension benefit plans is recorded in Selling, general and administrative expenses, Cost of product sales, or Cost of services in the Consolidated Statements of Operations, depending on the employee job classification.
The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates and to make discretionary voluntary contributions from time to time. The Company anticipates that it will contribute at least the minimum required to its pension plans in fiscal year 2015 of $13 million for U.S. plans and $23 million for non-U.S. plans. During the quarter ended December 26, 2014, the Company made required contributions of $1 million to its U.S. pension plans and $5 million to its non-U.S. pension plans.
Postretirement Benefit Plans—Net periodic postretirement benefit cost was not material for both periods.
13.    Equity and Comprehensive Income
As a result of the Merger, the Company’s authorized share capital changed.
Authorized Share Capital
The authorized share capital of Tyco Ireland is $11,000,000 and €40,000, divided into 1,000,000,000 ordinary shares with a par value of $0.01 per share, 100,000,000 preferred shares with a par value of $0.01 per share and 40,000 ordinary A shares with a par value of €1.00 per share. The authorized share capital includes 40,000 ordinary A shares with a par value of €1.00 per share in order to satisfy statutory requirements for the incorporation of all Irish public limited companies. Tyco Ireland may issue shares subject to the maximum prescribed by its authorized share capital contained in its memorandum of association. In connection with the Merger, Tyco Ireland canceled all then outstanding treasury shares, including shares held by subsidiaries, with an offsetting reduction in Additional paid in capital.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Issued Share Capital
Tyco Ireland issued one ordinary share in exchange for each common share of Tyco Switzerland to the former shareholders of Tyco Switzerland. All Tyco Ireland ordinary shares issued at the effective time of the Merger were issued as fully paid-up and non-assessable. As of January 23, 2015, 420,045,569 ordinary shares were outstanding.
Dividends
On March 5, 2014, the Company's shareholders approved an annual cash dividend of $0.72 per ordinary share. Payment of the dividend is to be made in four quarterly installments of $0.18 from May 2014 through February 2015. As a result, during the quarter ended March 28, 2014, the Company recorded an accrued dividend of $332 million within Accrued and other current liabilities and a corresponding reduction to Additional paid in capital on the Company's Consolidated Balance Sheet. The third installment of $0.18 was paid on November 13, 2014 to shareholders of record on October 24, 2014. The fourth installment will be paid on February 18, 2015 to shareholders of record on January 23, 2015.
The timing, declaration and payment of future dividends to holders of our ordinary shares will be determined by the Company's Board of Directors and will depend upon many factors, including Tyco's financial condition and results of operations, the capital requirements of the Company's businesses, industry practice and any other relevant factors.
Under Irish law, dividends may only be paid (and share repurchases and redemptions must generally be funded) out of “distributable reserves.” The creation of distributable reserves of Tyco Ireland was accomplished by way of a capital reduction of Tyco Ireland, which the Irish High Court approved on December 18, 2014.
Share Repurchase Program
The Company's Board of Directors approved $1.75 billion and $1 billion share repurchase programs in March 2014 and September 2014, respectively. During the quarter ended December 26, 2014, the Company repurchased a total of approximately 10 million shares for approximately $417 million which completed the $1.75 billion share repurchase program. As of December 26, 2014, a total of approximately $1 billion in share repurchase authority remained outstanding under the $1 billion share repurchase program. Share repurchases reduce the amount of ordinary shares outstanding and decrease the accrued dividend liability on the Consolidated Statement of Stockholders' Equity, as shares repurchased by the Company or its subsidiaries are not entitled to dividends.
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of the following ($ in millions):

	For the Quarters Ended
	December 26, 2014	December 27, 2013
Net income	$161	$272
Foreign currency translation, net of tax	(198)	(37)
Amortization of net actuarial losses	6	5
Income tax expense	(1)	(2)
Defined benefit and post retirement plans, net of tax	5	3
Total other comprehensive loss, net of tax	(193)	(34)
Comprehensive (loss) income	(32)	238
Less: comprehensive (loss) income attributable to noncontrolling interests	(1)	2
Comprehensive (loss) income attributable to Tyco ordinary shareholders	$(31)	$236

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the changes in each component of Accumulated other comprehensive loss, net of tax, for the quarter ended December 26, 2014 are as follows ($ in millions):

	Currency Translation Adjustments	Retirement Plans	Accumulated Other Comprehensive Loss
Balance as of September 26, 2014	$(693)	$(532)	$(1,225)
Other comprehensive (loss) income, net of tax	(198)	5	(193)
Balance as of December 26, 2014	$(891)	$(527)	$(1,418)
14.    Share Plans
During the quarter ended December 26, 2014, the Company issued its annual share-based compensation grants. The total number of awards issued was approximately 2.4 million, of which 1.5 million were stock options, 0.4 million were restricted unit awards and 0.5 million were performance share unit awards. The options and restricted stock units vest in equal annual installments over a period of 4 years, and the performance share unit awards vest after a period of 3 years based on the level of attainment of the applicable performance metrics, which are determined by the Compensation and Human Resources Committee of the Board. The weighted-average grant-date fair value of the stock options, restricted unit awards and performance share unit awards was $11.77, $43.38 and $42.95, respectively. The weighted-average assumptions used in the Black-Scholes option pricing model included an expected stock price volatility of 32%, a risk free interest rate of 1.83%, an expected annual dividend per share of $0.72 and an expected option life of 5.57 years.
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    Consolidated Segment Data
Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. Selected information by segment is presented in the following tables ($ in millions):

	For the Quarters Ended
	December 26, 2014	December 27, 2013
Net revenue(1):
NA Installation & Services	$951	$957
ROW Installation & Services	917	971
Global Products	611	565
	$2,479	$2,493
_____________________________________________________________________________

(1)	Net revenue by operating segment excludes intercompany transactions.

	For the Quarters Ended
	December 26, 2014	December 27, 2013
Operating income (loss):
NA Installation & Services	$105	$117
ROW Installation & Services	69	95
Global Products	98	86
Corporate and Other (1)	(74)	46
	$198	$344
_______________________________________________________________________________

(1)
Operating income for the quarter ended December 27, 2013 includes $92 million of income related to the settlement of a legacy legal matter with former management and $16 million of income related to the CIT settlement. See Note 11.

16.    Inventory
Inventories consisted of the following ($ in millions):

	As of
	December 26, 2014	September 26, 2014
Purchased materials and manufactured parts	$172	$159
Work in process	88	86
Finished goods	398	383
Inventories	$658	$628
Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.    Property, Plant and Equipment
Property, plant and equipment consisted of the following ($ in millions):

	As of
	December 26, 2014	September 26, 2014
Land	$35	$36
Buildings	412	417
Subscriber systems	2,135	2,213
Machinery and equipment	1,264	1,271
Construction in progress	94	90
Accumulated depreciation	(2,698)	(2,758)
Property, plant and equipment, net	$1,242	$1,269
18.    Guarantees
Certain of the Company's business segments have guaranteed the performance of third-parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from the current fiscal year through the completion of such transactions and would typically be triggered in the event of nonperformance. The Company's performance under the guarantees, if required, would not have a material effect on the Company's financial position, results of operations or cash flows.
There are certain guarantees or indemnifications extended among Tyco, Covidien, TE Connectivity, ADT and Pentair in accordance with the terms of the 2007 and 2012 Separation and Distribution Agreements and Tax Sharing Agreements. These guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreements. See Note 6.
In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien, TE Connectivity, ADT and Tyco Flow Control operating entities. In connection with both the 2012 and 2007 Separations, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien, TE Connectivity, ADT or Pentair, as appropriate. To the extent these guarantees were not assigned prior to the Separation dates, Tyco remained as the guarantor, but was typically indemnified by the former subsidiary. The Company's obligations related to the 2012 Separation were $3 million, which were included in Other liabilities on the Company's Consolidated Balance Sheets as of both December 26, 2014 and September 26, 2014, with an offset to Tyco's shareholders' equity on the 2012 Separation date. The Company's obligations related to the 2007 Separation were $3 million, which were included in Other liabilities on the Company's Consolidated Balance Sheets as of both December 26, 2014 and September 26, 2014, with an offset to Tyco's shareholders' equity on the 2007 Separation date.
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amount of the Company's warranty accrual from September 26, 2014 to December 26, 2014 were as follows ($ million):

Balance as of September 26, 2014	$28
Warranties issued	2
Changes in estimates	(1)
Settlements	(2)
Balance as of December 26, 2014	$27
Warranty accruals for businesses that are included within Liabilities held for sale on the Consolidated Balance Sheets are excluded from the table above. See Note 3.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.    Guarantor Financial Statements
TIFSA, a 100% owned subsidiary of the Company, has public debt securities outstanding which are fully and unconditionally guaranteed by Tyco and by Tyco Fire & Security Finance SCA, a wholly owned subsidiary of Tyco and parent company of TIFSA. The following tables present condensed consolidating financial information for Tyco, TIFSA and all other subsidiaries. Condensed financial information for Tyco and TIFSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended December 26, 2014
($ in millions)

	Tyco International Public Limited Company	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$—	$2,479	$—	$2,479
Cost of product sales	—	—	—	1,022	—	1,022
Cost of services	—	—	—	548	—	548
Selling, general and administrative expenses	3	—	1	649	—	653
Restructuring and asset impairment charges, net	—	—	—	58	—	58
Operating (loss) income	(3)	—	(1)	202	—	198
Interest income	—	—	—	3	—	3
Interest expense	—	—	(24)	—	—	(24)
Other income, net	—	—	4	—	—	4
Equity in net income of subsidiaries	143	133	127	—	(403)	—
Intercompany interest and fees	22	—	27	(49)	—	—
Income from continuing operations before income taxes	162	133	133	156	(403)	181
Income tax expense	—	—	—	(19)	—	(19)
Income from continuing operations	162	133	133	137	(403)	162
Loss from discontinued operations, net of income taxes	—	—	—	(1)	—	(1)
Net income	162	133	133	136	(403)	161
Less: noncontrolling interest in subsidiaries net loss	—	—	—	(1)	—	(1)
Net income attributable to Tyco ordinary shareholders	$162	$133	$133	$137	$(403)	$162

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Quarter Ended December 26, 2014
($ in millions)

	Tyco International Public Limited Company	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$162	$133	$133	$136	$(403)	$161
Other comprehensive (loss) income, net of tax
Foreign currency translation	(198)	—	(1)	(197)	198	(198)
Defined benefit and post retirement plans	5	—	—	5	(5)	5
Total other comprehensive loss, net of tax	(193)	—	(1)	(192)	193	(193)
Comprehensive (loss) income	(31)	133	132	(56)	(210)	(32)
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Comprehensive (loss) income attributable to Tyco ordinary shareholders	$(31)	$133	$132	$(55)	$(210)	$(31)

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended December 27, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$2,493	$—	$2,493
Cost of product sales	—	—	999	—	999
Cost of services	—	—	576	—	576
Selling, general and administrative expenses	(13)	1	583	—	571
Restructuring and asset impairment charges, net	—	—	3	—	3
Operating income (loss)	13	(1)	332	—	344
Interest income	—	—	3	—	3
Interest expense	—	(24)	—	—	(24)
Other expense, net	(1)	—	—	—	(1)
Equity in net income of subsidiaries	268	284	—	(552)	—
Intercompany interest and fees	(10)	9	1	—	—
Income from continuing operations before income taxes	270	268	336	(552)	322
Income tax expense	—	—	(70)	—	(70)
Equity loss in earnings of unconsolidated subsidiaries	—	—	(4)	—	(4)
Income from continuing operations	270	268	262	(552)	248
Income from discontinued operations, net of income taxes	—	—	24	—	24
Net income	270	268	286	(552)	272
Less: noncontrolling interest in subsidiaries net income	—	—	2	—	2
Net income attributable to Tyco ordinary shareholders	$270	$268	$284	$(552)	$270

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Quarter Ended December 27, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$270	$268	$286	$(552)	$272
Other comprehensive (loss) income, net of tax
Foreign currency translation	(37)	—	(37)	37	(37)
Defined benefit and post retirement plans	3	—	3	(3)	3
Total other comprehensive loss, net of tax	(34)	—	(34)	34	(34)
Comprehensive income	236	268	252	(518)	238
Less: comprehensive income attributable to noncontrolling interests	—	—	2	—	2
Comprehensive income attributable to Tyco ordinary shareholders	$236	$268	$250	$(518)	$236

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 26, 2014
($ in millions)

	Tyco International Public Limited Company	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$—	$473	$—	$473
Accounts receivable, net	—	—	—	1,718	—	1,718
Inventories	—	—	—	658	—	658
Intercompany receivables	66	—	275	8,145	(8,486)	—
Prepaid expenses and other current assets	1	—	72	817	—	890
Deferred income taxes	—	—	—	307	—	307
Assets held for sale	—	—	—	20	—	20
Total current assets	67	—	347	12,138	(8,486)	4,066
Property, plant and equipment, net	—	—	—	1,242	—	1,242
Goodwill	—	—	—	4,148	—	4,148
Intangible assets, net	—	—	—	796	—	796
Investment in subsidiaries	10,851	11,040	16,041	—	(37,932)	—
Intercompany loans receivable	—	—	2,964	5,037	(8,001)	—
Other assets	1	—	29	916	—	946
Total Assets	$10,919	$11,040	$19,381	$24,277	$(54,419)	$11,198
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$—	$258	$20	$—	$278
Accounts payable	1	—	—	824	—	825
Accrued and other current liabilities	79	—	70	1,844	—	1,993
Deferred revenue	—	—	—	365	—	365
Intercompany payables	3,463	—	4,684	339	(8,486)	—
Liabilities held for sale	—	—	—	14	—	14
Total current liabilities	3,543	—	5,012	3,406	(8,486)	3,475
Long-term debt	—	—	1,183	1	—	1,184
Intercompany loans payable	3,142	—	1,895	2,964	(8,001)	—
Deferred revenue	—	—	—	324	—	324
Other liabilities	—	—	252	1,666	—	1,918
Total Liabilities	6,685	—	8,342	8,361	(16,487)	6,901
Redeemable noncontrolling interest	—	—	—	13	—	13
Tyco Shareholders' Equity:
Ordinary shares	4	—	—	—	—	4
Other shareholders' equity	4,230	11,040	11,039	15,853	(37,932)	4,230
Total Tyco Shareholders' Equity	4,234	11,040	11,039	15,853	(37,932)	4,234
Nonredeemable noncontrolling interest	—	—	—	50	—	50
Total Equity	4,234	11,040	11,039	15,903	(37,932)	4,284
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$10,919	$11,040	$19,381	$24,277	$(54,419)	$11,198

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 26, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$892	$—	$892
Accounts receivable, net	—	—	1,750	—	1,750
Inventories	—	—	628	—	628
Intercompany receivables	18	245	8,102	(8,365)	—
Prepaid expenses and other current assets	7	62	1,084	—	1,153
Deferred income taxes	—	—	307	—	307
Assets held for sale	—	—	21	—	21
Total current assets	25	307	12,784	(8,365)	4,751
Property, plant and equipment, net	—	—	1,269	—	1,269
Goodwill	—	—	4,126	—	4,126
Intangible assets, net	—	—	737	—	737
Investment in subsidiaries	12,738	16,209	—	(28,947)	—
Intercompany loans receivable	—	3,693	5,346	(9,039)	—
Other assets	26	4	896	—	926
Total Assets	$12,789	$20,213	$25,158	$(46,351)	$11,809
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$—	$20	$—	$20
Accounts payable	1	—	870	—	871
Accrued and other current liabilities	191	23	1,953	—	2,167
Deferred revenue	—	—	400	—	400
Intercompany payables	3,517	4,593	255	(8,365)	—
Liabilities held for sale	—	—	13	—	13
Total current liabilities	3,709	4,616	3,511	(8,365)	3,471
Long-term debt	—	1,441	2	—	1,443
Intercompany loans payable	4,180	1,888	2,971	(9,039)	—
Deferred revenue	—	—	335	—	335
Other liabilities	253	—	1,624	—	1,877
Total Liabilities	8,142	7,945	8,443	(17,404)	7,126
Redeemable noncontrolling interest	—	—	13	—	13
Tyco Shareholders' Equity:
Ordinary shares	208	—	—	—	208
Ordinary shares held in treasury	—	—	(2,515)	—	(2,515)
Other shareholders' equity	4,439	12,268	19,194	(28,947)	6,954
Total Tyco Shareholders' Equity	4,647	12,268	16,679	(28,947)	4,647
Nonredeemable noncontrolling interest	—	—	23	—	23
Total Equity	4,647	12,268	16,702	(28,947)	4,670
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$12,789	$20,213	$25,158	$(46,351)	$11,809

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended December 26, 2014
($ in millions)

	Tyco International Public Limited Company	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(34)	$72	$58	$—	$96
Cash Flows From Investing Activities:
Capital expenditures	—	—	(66)	—	(66)
Proceeds from disposal of assets	—	—	1	—	1
Acquisition of businesses, net of cash acquired	—	—	(152)	—	(152)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	(4)	—	(4)
Net increase in intercompany loans	—	(72)	—	72	—
Sales and maturities of investments	—	—	275	—	275
Purchases of investments	—	—	(1)	—	(1)
Increase in restricted cash	—	—	(45)	—	(45)
Other	—	—	(1)	—	(1)
Net cash used in (provided by) investing activities	—	(72)	7	72	7
Net cash used in discontinued investing activities	—	—	(15)	—	(15)
Cash Flows From Financing Activities:
Proceeds from exercise of share options	27	—	6	—	33
Dividends paid	(75)	—	—	—	(75)
Repurchase of ordinary shares by treasury	—	—	(417)	—	(417)
Net intercompany loan borrowings	84	—	(12)	(72)	—
Transfer from discontinued operations	—	—	(15)	—	(15)
Payment of contingent consideration	—	—	(23)	—	(23)
Other	(2)	—	(13)	—	(15)
Net cash provided by (used in) financing activities	34	—	(474)	(72)	(512)
Net cash provided by discontinued financing activities	—	—	15	—	15
Effect of currency translation on cash	—	—	(10)	—	(10)
Net decrease in cash and cash equivalents	—	—	(419)	—	(419)
Cash and cash equivalents at beginning of period	—	—	892	—	892
Cash and cash equivalents at end of period	$—	$—	$473	$—	$473

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended December 27, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$46	$(136)	$190	$—	$100
Net cash provided by discontinued operating activities	—	—	23	—	23
Cash Flows From Investing Activities:
Capital expenditures	—	—	(63)	—	(63)
Proceeds from disposal of assets	—	—	4	—	4
Acquisition of businesses, net of cash acquired	—	—	(54)	—	(54)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	(11)	—	(11)
Net increase in intercompany loans	—	(15)	—	15	—
Increase in investment in subsidiaries	—	(9)	—	9	—
Sales and maturities of investments	—	—	112	—	112
Purchases of investments	—	—	(32)	—	(32)
Decrease in restricted cash	—	—	4	—	4
Other	—	—	2	—	2
Net cash used in investing activities	—	(24)	(38)	24	(38)
Net cash used in discontinued investing activities	—	—	(29)	—	(29)
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	—	310	—	—	310
Repayment of short-term debt	—	(150)	—	—	(150)
Proceeds from exercise of share options	—	—	40	—	40
Dividends paid	(74)	—	—	—	(74)
Repurchase of ordinary shares by treasury	—	—	(250)	—	(250)
Net intercompany loan borrowings	28	—	(13)	(15)	—
Increase in equity from parent	—	—	9	(9)	—
Transfer to discontinued operations	—	—	(6)	—	(6)
Other	—	—	(9)	—	(9)
Net cash (used in) provided by financing activities	(46)	160	(229)	(24)	(139)
Net cash provided by discontinued financing activities	—	—	6	—	6
Effect of currency translation on cash	—	—	(7)	—	(7)
Net decrease in cash and cash equivalents	—	—	(84)	—	(84)
Cash and cash equivalents at beginning of period	—	—	563	—	563
Cash and cash equivalents at end of period	$—	$—	$479	$—	$479

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
Organization
The unaudited Consolidated Financial Statements include the consolidated results of Tyco International plc and its subsidiaries (hereinafter collectively referred to as "we", the "Company", "Tyco Ireland" or "Tyco"). The financial statements have been prepared in United States dollars ("USD"), in accordance with accounting principles generally accepted in the United States ("GAAP").
References to 2015 and 2014 are to Tyco's fiscal quarters ending December 26, 2014 and December 27, 2013, respectively, unless otherwise indicated. The Company has a 52 or 53-week fiscal year that ends on the last Friday in September. Fiscal years 2015 and 2014 are both 52-week years.
Tyco Ireland was formed as an Irish public limited company and a wholly-owned subsidiary of Tyco International Ltd., a Swiss entity ("Tyco Switzerland") on May 9, 2014. On November 17, 2014, Tyco Switzerland merged with Tyco Ireland, with Tyco Ireland being the surviving company ("the Merger"). This Merger resulted in Tyco Ireland succeeding Tyco Switzerland as the publicly-traded parent company of the Tyco group. Tyco Switzerland's shareholders received one ordinary share of Tyco Ireland for each ordinary share of Tyco Switzerland held immediately prior to the Merger. Tyco Ireland now conducts, through its subsidiaries, the same businesses as conducted by Tyco Switzerland before the Merger.
Upon the effectiveness of the Merger, the ordinary shares of Tyco Ireland were listed on the New York Stock Exchange (“NYSE”) under the symbol “TYC,” the same symbol under which the ordinary shares in Tyco Switzerland were previously listed and traded.
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
Certain prior period amounts have been reclassified to conform with current period presentation. Specifically, the Company has reclassified its ADT Korea business and several other ROW Installation & Services businesses to income from discontinued operations in the Consolidated Statements of Operations and to assets and liabilities held for sale within the Consolidated Balance Sheets as they each satisfied the criteria to be presented as discontinued operations. We completed the sale of ADT Korea on May 22, 2014, and we expect to complete the sale of the other identified ROW Installation & Services businesses by the end of the third quarter of fiscal 2015. See Note 3 to our unaudited Consolidated Financial Statements.
Business Overview
We are a leading global provider of security products and services, fire detection and suppression products and services and life safety products. We utilize our extensive global footprint of approximately 900 locations, including manufacturing facilities, service and distribution centers, monitoring centers and sales offices, to provide solutions and localized expertise to our global customer base. We provide an extensive range of product and service offerings to over 3 million customers in more than 100 countries through multiple channels. Our revenues are broadly diversified across the United States and Canada (collectively “North America”); Central America and South America (collectively “Latin America”); Europe, the Middle East, and Africa (collectively “EMEA”) and the Asia-Pacific geographic areas. The following chart reflects our net revenue by geographic area for the three months ended December 26, 2014.
Three Months Ended December 26, 2014
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
Results of Operations
Consolidated financial information is as follows:

	For the Quarters Ended
($ in millions)	December 26, 2014	December 27, 2013
Net revenue	$2,479	$2,493
Net revenue decline	(0.6)%	N/A
Organic revenue growth	2.4%	N/A
Operating income	$198	$344
Operating margin	8.0%	13.8%
Interest income	$3	$3
Interest expense	(24)	(24)
Other income (expense), net	4	(1)
Income tax expense	(19)	(70)
Equity loss in earnings of unconsolidated subsidiaries	—	(4)
Income from continuing operations attributable to Tyco ordinary shareholders	163	246
Net Revenue
Net revenue for the quarter ended December 26, 2014 decreased by $14 million, or 0.6%, to $2,479 million as compared to net revenue of $2,493 million for the quarter ended December 27, 2013. On an organic basis, net revenue grew by $59 million, or 2.4%, year over year, primarily as a result of revenue growth in our Global Products segment. Organic revenue for NA and ROW Installation & Services segments were virtually unchanged. Net revenue was favorably impacted by acquisitions that contributed $29 million, or 1.2%, within our ROW Installation & Services segment primarily in high growth regions. Changes in foreign currency exchange rates had an unfavorable impact of $89 million, or 3.6%, on net revenue, primarily in our ROW Installation & Services segment, and to a lesser extent, in our Global Products segment. Net revenue growth was also unfavorably impacted by divestitures of $13 million, or 0.5%, in our ROW Installation & Services segment.
Operating Income
Operating income for the quarter ended December 26, 2014 decreased by $146 million, or 42.4%, to $198 million, as compared to operating income of $344 million for the quarter ended December 27, 2013. Most of this decline is due to a reversal of a compensation reserve of $92 million for the settlement of legacy litigation with former management, and a gain of $16 million related to a legal settlement with CIT Group, both during the quarter ended December 27, 2013. Operating income was also unfavorably impacted by a $66 million increase in restructuring and repositioning charges as compared to the prior comparable period. These items were offset by benefits from sourcing, productivity and restructuring activities, and a $13 million decline in separation costs.

Key items impacting operating income for the quarters ended December 26, 2014 and December 27, 2013, respectively, are as follows:

	For the Quarters Ended
($ in millions)	December 26, 2014	December 27, 2013
Legacy legal gains	$(7)	$(92)
CIT settlement gain	—	(16)
Separation costs	2	15
Loss on sale of investment	—	7
Restructuring, repositioning and asset impairment charges, net	75	9
We continue to identify and pursue opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across our businesses. Additionally, we initiated certain global actions designed to reduce our cost structure and improve future profitability by streamlining operations and better aligning functions, which we refer to as repositioning actions. The Company expects to incur approximately $100 million to $150 million of restructuring and repositioning charges in fiscal 2015. See Note 4 to our unaudited Consolidated Financial Statements.
Interest Income and Expense
Interest income was $3 million for both quarters ended December 26, 2014 and December 27, 2013. Interest expense was $24 million for both quarters ended December 26, 2014 and December 27, 2013.
Other Income (Expense), net
Other income of $4 million for the quarter ended December 26, 2014 primarily related to an unrealized gain on trading securities and a net gain on TSA activity under both the 2012 and 2007 agreements. Other expense of $1 million for the quarter ended December 27, 2013 primarily related to a net loss on 2012 TSA activity.
Effective Income Tax Rate
Our effective income tax rate was 10.5% and 21.7% during the quarters ended December 26, 2014 and December 27, 2013, respectively. The decrease in our effective tax rate in the current period was primarily due to non-recurring charges in a high tax jurisdiction, partially offset by income from a non-recurring reversal of a compensation reserve established in respect of legacy litigation with former management that generated increased tax expense during the prior period.
The rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as the geographic mix of income before taxes.
Equity Income (Loss) in Earnings of Unconsolidated Subsidiaries
Equity income (loss) in earnings of unconsolidated subsidiaries for the quarter ended December 27, 2013 reflects our share of Atkore International Group Inc.'s ("Atkore") net gain or loss, which is accounted for under the equity method of accounting. Equity income (loss) in earnings of unconsolidated subsidiaries during the quarter ended December 27, 2013 was a loss of $4 million. On April 9, 2014, Atkore redeemed all of our common equity stake in Atkore.
Segment Results
The following chart reflects our net revenue by operating segment, as well as the percent of net revenue by operating segment, for the quarters ended December 26, 2014 and December 27, 2013, respectively.

The segment discussions that follow describe the significant factors contributing to the changes in results for each of our segments included in continuing operations.
NA Installation & Services
Financial information for NA Installation & Services for the quarters ended December 26, 2014 and December 27, 2013 is as follows:

	For the Quarters Ended
($ in millions)	December 26, 2014	December 27, 2013
Net revenue	$951	$957
Net revenue decline	(0.6)%	N/A
Organic revenue decline	(0.1)%	N/A
Operating income	$105	$117
Operating margin	11.0%	12.2%
Net Revenue
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	First Quarter Fiscal 2015 Compared to First Quarter Fiscal 2014
Organic revenue decline	$(1)
Acquisitions	4
Impact of foreign currency	(9)
Total change	$(6)
Net revenue decreased $6 million, or 0.6%, to $951 million for the quarter ended December 26, 2014 as compared to $957 million for the quarter ended December 27, 2013. Organic revenue remained relatively unchanged from the prior comparable quarter, as increased service revenue was offset by a decline in installation revenue. Net revenue was favorably impacted by $4 million, or 0.4%, due to the acquisition of Westfire in the first quarter of fiscal 2014. Changes in foreign currency exchange rates unfavorably impacted net revenue by $9 million, or 0.9%.

Operating Income
Operating income for the quarter ended December 26, 2014 decreased $12 million, or 10.3%, to $105 million, as compared to operating income of $117 million for the quarter ended December 27, 2013. Operating income was unfavorably impacted by a $26 million increase in restructuring and repositioning activities. This was partially offset by productivity and restructuring benefits and a $12 million decline in separation costs.
Key items impacting operating income for the quarters ended December 26, 2014 and December 27, 2013, respectively, are as follows:

	For the Quarters Ended
($ in millions)	December 26, 2014	December 27, 2013
Separation costs	$2	$14
Restructuring, repositioning and asset impairment charges (reversals), net	24	(2)
ROW Installation & Services
Financial information for ROW Installation & Services for the quarters ended December 26, 2014 and December 27, 2013 is as follows:

	For the Quarters Ended
($ in millions)	December 26, 2014	December 27, 2013
Net revenue	$917	$971
Net revenue decline	(5.6)%	N/A
Organic revenue growth	0.2%	N/A
Operating income	$69	$95
Operating margin	7.5%	9.8%
Net Revenue
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	First Quarter Fiscal 2015 Compared to First Quarter Fiscal 2014
Organic revenue growth	$2
Acquisitions	20
Divestitures	(13)
Impact of foreign currency	(63)
Total change	$(54)
Net revenue decreased $54 million, or 5.6%, to $917 million for the quarter ended December 26, 2014 as compared to $971 million for the quarter ended December 27, 2013. Changes in foreign currency exchange rates unfavorably impacted net revenue by $63 million, or 6.5%. Net revenue was also unfavorably impacted by $13 million, or 1.3%, primarily due to the divestiture of our Armourguard business in New Zealand and fire and security business in Fiji in the first quarter of fiscal 2014. Organic revenue was relatively unchanged, as growth in high growth markets and continental Europe were almost entirely offset by declines in our Pacific region, Asia and the United Kingdom. Net revenue was favorably impacted by $20 million, or 2.1%, primarily due to acquisitions within high growth markets during fiscal 2014, and to a lesser extent, in continental Europe.
Operating Income
Operating income for the quarter ended December 26, 2014 decreased $26 million, or 27.4%, to $69 million as compared to operating income of $95 million for the quarter ended December 27, 2013. Operating income was unfavorably impacted by a $19 million increase in restructuring and repositioning charges during the quarter ended December 26, 2014, and a slightly lower percentage of high-margin service revenue. This was partially offset by an increase in operating income due to the $7 million loss on the sale of an investment during the quarter ended December 27, 2013.

Key items impacting operating income for the quarters ended December 26, 2014 and December 27, 2013, respectively, are as follows:

	For the Quarters Ended
($ in millions)	December 26, 2014	December 27, 2013
Loss on sale of investment	$—	$7
Restructuring, repositioning and asset impairment charges, net	19	—
Global Products
Financial information for Global Products for the quarters ended December 26, 2014 and December 27, 2013 is as follows:

	For the Quarters Ended
($ in millions)	December 26, 2014	December 27, 2013
Net revenue	$611	$565
Net revenue growth	8.1%	N/A
Organic revenue growth	10.3%	N/A
Operating income	$98	$86
Operating margin	16.0%	15.2%
Net Revenue
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	First Quarter Fiscal 2015 Compared to First Quarter Fiscal 2014
Organic revenue growth	$58
Acquisitions	5
Impact of foreign currency	(17)
Total change	$46
Net revenue increased $46 million, or 8.1%, to $611 million for the quarter ended December 26, 2014 as compared to $565 million for the quarter ended December 27, 2013. Organic revenue growth was driven by growth across all three businesses, predominantly in our life safety business due to lower revenue during the first quarter of fiscal 2014 as a result of industry-wide approval delays of new standards related to self-contained breathing apparatuses. Organic growth was also driven by increases in our security products business and to a lesser extent, our fire products business. Net revenue was favorably impacted by $5 million, or 0.9%, from acquisitions during the first quarter of fiscal 2015. Changes in foreign currency exchange rates unfavorably impacted net revenue by $17 million, or 3.0%.
Operating Income
Operating income for the quarter ended December 26, 2014 increased by $12 million, or 14.0% to $98 million, as compared to operating income of $86 million for the quarter ended December 27, 2013. Operating income increased due to net revenue growth for the quarter ended December 26, 2014, as well as the benefit of productivity and restructuring initiatives. These were partially offset by additional investments in research and development and sales and marketing costs, and a $3 million increase in restructuring and repositioning charges.
Key items impacting operating income for the quarters ended December 26, 2014 and December 27, 2013, respectively, are as follows:

	For the Quarter Ended
($ in millions)	December 26, 2014	December 27, 2013
Restructuring, repositioning and asset impairment charges, net	$7	$4

Corporate and Other
Corporate expense was $74 million for the quarter ended December 26, 2014 while Corporate generated income of $46 million for the quarter ended December 27, 2013. The decrease was primarily due to the reversal of a compensation reserve of $92 million for the settlement of legacy litigation with former management, and a gain of $16 million related to a legal settlement with CIT Group for the quarter ended December 27, 2013. In addition, restructuring and repositioning charges increased by $18 million compared to the quarter ended December 27, 2013.
Key items included in corporate expense for the quarters ended December 26, 2014 and December 27, 2013, respectively, are as follows:

	For the Quarters Ended
($ in millions)	December 26, 2014	December 27, 2013
Legacy legal gains	$(7)	$(92)
CIT settlement gain	—	(16)
Restructuring, repositioning and asset impairment charges, net	25	7
Critical Accounting Policies and Estimates
The preparation of the unaudited Consolidated Financial Statements in conformity with US GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that our accounting policies for depreciation and amortization methods of security monitoring-related assets, revenue recognition, loss contingencies, income taxes, goodwill and indefinite-lived intangible assets, long-lived assets and pension and postretirement benefits are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During fiscal 2015, there have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K filed with the SEC on November 13, 2014 for the fiscal year ended September 26, 2014.
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
As of December 26, 2014 and September 26, 2014, our cash and cash equivalents, total debt and Tyco shareholders' equity are as follows:

	As of
($ in millions)	December 26, 2014	September 26, 2014
Cash and cash equivalents (1)	$473	$892
Total debt	1,462	1,463
Total Tyco shareholders' equity	4,234	4,647
Total debt as a % of total capital (2)	25.7%	23.9%
(1) The Company anticipates making cash payments of approximately $600 million during the remainder of fiscal 2015 to resolve liabilities relating to the Company's asbestos related matters.

(2) Total capital represents the aggregate amount of total debt and total Tyco Shareholders' equity which was $5,696 million and $6,110 million as of December 26, 2014 and September 26, 2014, respectively.

Sources and uses of cash
Our cash flows from operating, investing and financing from continuing operations for the three months ended December 26, 2014 and December 27, 2013 are summarized below:

	For the Three Months Ended
($ in millions)	December 26, 2014	December 27, 2013
Net cash provided by operating activities	$96	$100
Net cash provided by (used in) investing activities	7	(38)
Net cash used in financing activities	(512)	(139)
Cash flow from operating activities
Cash flow from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for items such as restructuring activities, asbestos activities, pension funding, income taxes and other items impact reported cash flow.
The net change in working capital decreased operating cash flow by $180 million in the three months ended December 26, 2014. The significant changes in working capital included a $43 million increase in inventories, a $41 million decrease in accounts payable, a $37 million decrease in deferred revenue and a $33 million decrease in accrued and other liabilities.
The net change in working capital decreased operating cash flow by $233 million in the three months ended December 27, 2013. The significant changes in working capital included a $105 million decrease in accrued and other liabilities, a $54 million increase in prepaid expenses and other assets, a $41 million decrease in accounts payable, a $40 million decrease in deferred revenue, and a $30 million increase in inventories.
During the three months ended December 26, 2014, we received $12 million in cash from Mr. Swartz, $5 million of which will be shared pursuant to the terms of the class action lawsuit, resulting in a net recovery of $7 million.
During the three months ended December 26, 2014 and December 27, 2013, we paid approximately $27 million and $24 million, respectively, in cash related to restructuring activities.
In connection with the 2012 Separation, we paid $2 million and $15 million in separation costs during the three months ended December 26, 2014 and December 27, 2013, respectively.
During the three months ended December 26, 2014 and December 27, 2013, we made net payments related to asbestos liabilities of $5 million and $3 million, respectively.
During the three months ended December 26, 2014 and December 27, 2013, we made payments related to environmental remediation activities for a facility located in Marinette, Wisconsin, of $7 million and $31 million respectively.
During the three months ended December 27, 2013, Tyco settled a tax dispute with CIT Group, a former subsidiary. Under the terms of the settlement agreement, Tyco received $60 million of which $25 million and $19 million was subsequently paid during fiscal 2014 to Covidien and TE Connectivity, respectively, under the terms of the 2007 Tax Sharing Agreement.
During the three months ended December 26, 2014 and December 27, 2013, we made required contributions of $1 million and $3 million, respectively, to our U.S. pension plans and $5 million and $8 million, respectively, to our non-U.S. pension plans. We anticipate that we will contribute at least the minimum required to our pension plans in 2015 of $13 million for our U.S. plans and $23 million for our non-U.S. plans.
Income taxes paid, net of refunds, related to continuing operations were $26 million and $17 million during the three months ended December 26, 2014 and December 27, 2013, respectively.
Net interest paid related to continuing operations was $10 million for both the three months ended December 26, 2014 and December 27, 2013.
Cash flow from investing activities
Cash flows related to investing activities consist primarily of cash used for capital expenditures, acquisitions, proceeds derived from divestitures of businesses, assets and the purchase and sales and maturities of investments.

We made capital expenditures of $66 million and $63 million for the three months ended December 26, 2014 and December 27, 2013, respectively. The level of capital expenditures in fiscal 2015 is expected to exceed the spending levels in fiscal 2014 and is also expected to exceed depreciation expense.
During the three months ended December 26, 2014, we paid cash for acquisitions included in continuing operations totaling $152 million, net of cash acquired of $23 million, which related to acquisitions in our ROW Installation & Services and Global Products segments. During the three months ended December 27, 2013, we paid cash for acquisitions included in continuing operations totaling $54 million, net of $1 million cash acquired, which related to an acquisition included in our NA Installation & Services segment and ROW Installation & Services segments.
We maintain captive insurance companies to manage certain of our insurable liabilities. The captive insurance companies held certain investment accounts for the purposes of providing collateral for our insurable liabilities. During fiscal 2014, the portfolio of investments was liquidated and we now provide letters of credit as collateral. During the three months ended December 27, 2013, our captive insurance companies made net sales of approximately $80 million. See Notes 10 and 18 to our unaudited Consolidated Financial Statements.
During the three months ended December 26, 2014, our time deposits of $275 million matured.
During the three months ended December 26, 2014, our restricted cash increased by $45 million. This increase was primarily driven by $22 million related to the asbestos-related qualified settlement fund and $12 million of cash received from Mr. Swartz.
Cash flow from financing activities
Cash flows from financing activities relate primarily to proceeds received from incurring debt and issuing stock, and cash used to repay debt, repurchase stock and make dividend payments to shareholders.
As of December 26, 2014 and September 26, 2014, TIFSA had no commercial paper outstanding. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $1 billion as of December 26, 2014. As of December 27, 2013, TIFSA had $160 million of commercial paper outstanding, which bore interest at a weighted-average rate of 0.31%.
As of December 26, 2014 and December 27, 2013, there were no amounts drawn under the Company's revolving credit facility.
Pursuant to our share repurchase program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved trading plan in accordance with applicable regulations. During the three months ended December 26, 2014, we repurchased approximately 10 million ordinary shares for approximately $417 million. During the three months ended December 27, 2013, we repurchased approximately 7 million ordinary shares for approximately $250 million.
On March 5, 2014, our shareholders approved a cash dividend of $0.72 per ordinary share payable to shareholders in four quarterly installments of $0.18 in May 2014, August 2014, November 2014 and February 2015. During the three months ended December 26, 2014 and December 27, 2013, we paid cash dividends of approximately $75 million and $74 million, respectively.
Included in cash flows from financing activities for the three months ended December 26, 2014 is payment of contingent consideration of $23 million related to the acquisition of a business during fiscal year 2014.
Management believes that cash generated by or available to us should be sufficient to fund our capital and operational business needs for the foreseeable future, including capital expenditures, quarterly dividend payments, share repurchases, separation-related, asbestos-related and other expenses.
Commitments and Contingencies
For a detailed discussion of contingencies related to tax and litigation matters, see Notes 6 and 11 to our unaudited Consolidated Financial Statements.
Backlog
We had a backlog of unfilled orders of $4,824 million and $4,862 million as of December 26, 2014 and September 26, 2014, respectively.

The Company's backlog includes recurring revenue-in-force and long-term deferred revenue for upfront fees from its NA and ROW Installation & Services segments. Revenue-in-force represents 12 months' revenue associated with monitoring and maintenance services under contract in the security and fire business. Backlog by segment was as follows ($ in millions):

	NA Installation & Services	ROW Installation & Services	Global Products	Total
As of September 26, 2014
Backlog	$992	$999	$181	$2,172
Recurring revenue in force	1,243	1,143	—	2,386
Deferred revenue	266	38	—	304
Total Backlog	$2,501	$2,180	$181	$4,862
As of December 26, 2014
Backlog	$1,016	$954	$201	$2,171
Recurring revenue in force	1,236	1,122	—	2,358
Deferred revenue	258	37	—	295
Total Backlog	$2,510	$2,113	$201	$4,824
Backlog decreased $38 million, or 0.8%, to $4,824 million as of December 26, 2014 compared to $4,862 million as of September 26, 2014. Changes in foreign currency unfavorably impacted backlog by $122 million, or 2.5%, primarily in our ROW Installation & Services segment. This was partially offset by $84 million of increases across all of our segments, particularly by a 13.7% increase in Global Products led by the Security Products business, a 1.7% increase in ROW Installation & Services led by growth markets, and a 0.9% increase in NA Installation & Services led by our fire business. Included in the aforementioned increase was backlog of $20 million related to the acquisitions made during the quarter, which primarily benefited our ROW Installation & Services segment.
Guarantees
The Company and certain of its subsidiaries have guaranteed the performance of third-parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from the current fiscal year through the completion of such transactions. The guarantees would typically be triggered in the event of nonperformance and we believe that performance under the guarantees, if required, would not have a material effect on our financial position, results of operations or cash flows.
There are certain guarantees or indemnifications extended among Tyco, Covidien, TE Connectivity, ADT and Pentair in accordance with the terms of the 2007 and 2012 Separation and Distribution Agreements and the Tax Sharing Agreements. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreements. At the time of the 2007 and 2012 Separations, we recorded liabilities necessary to recognize the fair value of such guarantees and indemnifications. See Note 6 to the unaudited Consolidated Financial Statements. In addition, prior to the 2007 and 2012 Separations we provided support in the form of financial and/or performance guarantees to various Covidien, TE Connectivity, ADT and Tyco Flow Control operating entities. To the extent these guarantees were not assigned in connection with the 2007 and 2012 Separations, we remained as the guarantor, but were typically indemnified by the former subsidiary. See Note 18 to the unaudited Consolidated Financial Statements.
In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We have no reason to believe that these uncertainties would have a material adverse effect on our financial position, results of operations or cash flows. We have recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 11 to the unaudited Consolidated Financial Statements.
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
Quarter Ended December 26, 2014

	Net Revenue for the Quarter Ended December 27, 2013	Base Year Adjustments Divestitures / Other	Adjusted Fiscal 2014 Base Revenue	Foreign Currency	Acquisitions	Organic Revenue(1)	Organic Growth Percentage	Net Revenue for the Quarter Ended December 26, 2014
	($ in millions)
NA Installation & Services	$957	$—	$957	$(9)	$4	$(1)	(0.1)%	$951
ROW Installation & Services	971	(13)	958	(63)	20	2	0.2%	917
Global Products	565	—	565	(17)	5	58	10.3%	611
Total Net Revenue	$2,493	$(13)	$2,480	$(89)	$29	$59	2.4%	$2,479
_______________________________________________________________________________

(1)	Organic revenue growth percentage based on adjusted fiscal 2014 base revenue.
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

•	natural events such as severe weather, fires, floods and earthquakes; and

•	acts of terrorism, cyber-attacks or our inability to maintain adequate security related information networks and data.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from our exposure discussed in the 2014 Form 10-K. In order to manage the volatility relating to our more significant market risks, we may enter into forward foreign currency exchange contracts, interest rate swaps and commodity swaps. As of and during the three months ended December 26, 2014, the Company did not hold or enter into any commodity derivative instruments or interest rate swaps.
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
Item 4.    Controls and Procedures
The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined under Rule 13a-15 of the Securities and Exchange Act (the Exchange Act)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 26, 2014, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the quarter ended December 26, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Legacy Matters Related to Former Management
In recent years, the Company has settled several lawsuits involving disputes with former management. With respect to Mr. Kozlowski, the Company's former chief executive officer, in the first quarter of fiscal 2014, the parties signed an agreement resolving all outstanding disputes, with Mr. Kozlowski agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements. As a result, in the first quarter of fiscal 2014, the Company reversed a non-cash net liability of approximately $92 million which was recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations for the amounts allegedly due to him. Pursuant to the settlement agreement, Tyco will be entitled to a portion of the proceeds, if any, from the future sale of certain assets owned by Mr. Kozlowski, the timing and amount of which is uncertain at this time.
With respect to Mr. Swartz, the Company's former chief financial officer, in November 2014 the parties reached a definitive agreement to resolve all outstanding disputes, with Mr. Swartz agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements alleged to have existed between him and the Company. In the first quarter of fiscal 2015, the Company also received approximately $12 million in cash from Mr. Swartz, $5 million of which will be shared pursuant to the terms of the class action lawsuit, resulting in a net recovery of $7 million which was recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The cash received has been classified as restricted.
Environmental Matters
Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 26, 2014, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $30 million to $73 million. As of December 26, 2014, Tyco concluded that the best estimate within this range is approximately $34 million, of which $15 million is included in Accrued and other current liabilities and $19 million is included in Other liabilities in the Company's Consolidated Balance Sheet.
The majority of the liabilities described above relate to ongoing remediation efforts at a facility in the Company's Global Products segment located in Marinette, Wisconsin, which the Company acquired in 1990 in connection with its acquisition of, among other things, the Ansul product line. Prior to Tyco's acquisition, Ansul manufactured arsenic-based agricultural herbicides at the Marinette facility, which resulted in significant arsenic contamination of soil and groundwater on the Marinette site and in parts of the adjoining Menominee River. Ansul has been engaged in ongoing remediation efforts at the Marinette site since 1990, and in February 2009 entered into an Administrative Consent Order (the "Consent Order") with the U.S. Environmental Protection Agency to address the presence of arsenic at the Marinette site. Under this agreement, Ansul's principal obligations are to contain the arsenic contamination on the site, pump and treat on-site groundwater, dredge, treat and properly dispose of contaminated sediments in the adjoining river areas, and monitor contamination levels on an ongoing basis. Activities completed under the Consent Order since 2009 include the installation of a subsurface barrier wall around the facility to contain contaminated groundwater, the installation of a groundwater extraction and treatment system and the dredging and offsite disposal of treated river sediment. As of December 26, 2014, the Company concluded that its remaining remediation and monitoring costs related to the Marinette facility were in the range of approximately $20 million to $47 million. The Company's best estimate within that range is approximately $23 million, of which $11 million is included in Accrued and other current liabilities and $12 million is included in Other liabilities in the Company's Consolidated Balance Sheet. Although the Company has recorded its best estimate of the costs that it will incur to remediate and monitor the arsenic contamination at the Marinette facility, it is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows.

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
As of December 26, 2014, the Company has determined that there were approximately 5,700 claims pending against it, which includes approximately 3,200 claims pending against Yarway. This amount reflects the Company's current estimate of the number of viable claims made against it and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants, are duplicative of other actions or for which the Company is indemnified by third parties. Additionally, as a result of the Yarway bankruptcy filing described below, claims against Yarway have been stayed since April 2013.
As of December 26, 2014, the Company's estimated net liability, including Yarway, recorded within the Company's Consolidated Balance Sheet is $605 million. The net liability is comprised of a liability for pending and future claims and related defense costs of $850 million, of which $353 million is recorded in Accrued and other current liabilities, and $497 million is recorded in Other liabilities. The Company also maintains separate insurance recovery related assets of $245 million, of which $22 million is recorded in Prepaid expenses and other current assets, and $223 million is recorded in Other assets. Insurance recovery related assets include $22 million of cash which has been designated as restricted. The Company believes that its asbestos related liabilities and insurance related assets as of December 26, 2014 are appropriate. Similarly, as of September 26, 2014, the Company's estimated net liability, including Yarway, of $608 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $853 million, and separately as an asset for insurance recoveries of $245 million.
Yarway
As previously disclosed, on April 22, 2013 Yarway filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). As a result of this filing, the continuation or commencement of asbestos-related litigation against Yarway has been enjoined by the automatic stay imposed by the U.S. Bankruptcy Code. Yarway's goal has been to negotiate, obtain approval of, and consummate a plan of reorganization that establishes a trust to fairly and equitably value and pay current and future Yarway asbestos claims, and that, in exchange for funding of the trust by the Company and/or its subsidiaries, provides permanent injunctive relief protecting the Company, each of its current and former affiliates and various other parties (the “Company Protected Parties”) from any further asbestos claims based on products manufactured, sold, and/or distributed by Yarway. On October 9, 2014, the Company reached an agreement in principle with Yarway, the Official Committee of Asbestos Claimants (“ACC”) appointed in the Yarway Chapter 11 case as the representative of current Yarway asbestos claimants, and the Future Claimants Representative (“FCR”) appointed in the Yarway Chapter 11 case as the representative of future Yarway asbestos claimants, to fund a section 524(g) trust for the resolution and payment of current and future Yarway asbestos claims. The agreement in principle, which will be implemented through a Chapter 11 plan for Yarway, will resolve the potential liability of the Company Protected Parties for pending and future derivative personal injury claims related to exposure to asbestos-containing products that were allegedly manufactured, distributed, and/or sold by Yarway (“Yarway Asbestos Claims”). Under the Chapter 11 plan, an asbestos settlement trust (the “Yarway Trust”) that conforms to the provisions of Section 524(g) of the U.S. Bankruptcy Code will be established and, on the effective date of the Chapter 11 plan, the Company and Yarway will contribute to the Yarway Trust a total of $325 million in cash (“Settlement Consideration”), which includes approximately $100 million relating to the settlement of intercompany amounts allegedly due to Yarway. In exchange for the Settlement Consideration, each of the Company Protected Parties will receive the benefit of a release from Yarway and an injunction under section 524(g) of the Bankruptcy Code permanently enjoining the assertion of Yarway Asbestos Claims against those Parties. The agreement in principle is subject, among other things, to the negotiation and filing of a Chapter 11 plan of reorganization for Yarway incorporating the terms of such agreement (the “Plan”), acceptance of the Plan by at least 75% of Yarway’s current asbestos claimants voting on such Plan, confirmation of the Plan by the Bankruptcy Court and approval of the injunction in favor of the Company Protected Parties by the United States District Court for the District of Delaware (“District Court”). On the effective date of the Plan, which is anticipated to occur in the second half of fiscal 2015, the Company and Yarway will pay the Settlement Consideration and Yarway Asbestos Claims against the Company Protected Parties will be permanently enjoined. Yarway is anticipated to become a wholly-owned subsidiary of the Yarway Trust and, accordingly, would no longer be owned by or be part of a consolidated group with the Company. Unless extended by a further agreement, the agreement in principle will expire if the order confirming the Plan and implementing the injunction has not been entered or affirmed by the District Court by June 30, 2015, or if the effective date of the Plan has not occurred by September 15, 2016. As a result of the agreement in principle to settle, the Company recorded a charge of $225 million in Selling, general and administrative expenses in the Consolidated Statement of Operations during the fourth fiscal quarter of 2014.
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
In connection with the foregoing, during the third quarter of fiscal 2014, the Company resolved disputes with certain of its historical insurers and agreed that certain insurance proceeds would be used to establish and fund a qualified settlement fund (“QSF”), within the meaning of the Internal Revenue Code, which would be used for the resolution primarily of Grinnell asbestos liabilities of the Company. It is intended that the QSF will receive future insurance payments and proceeds from third party insurers and, in addition, will fund and manage liabilities for certain historical operations  of the Company. On January 9, 2015, the Company completed a series of restructuring transactions related to the establishment and funding of a dedicated structure pursuant to which the Company acquired the assets of Grinnell and transferred cash and other assets totaling approximately $278 million (not including $22 million received by the QSF from historic third-party insurers in settlement of coverage disputes) to the structure. As part of the restructuring, subsidiaries in the structure assumed certain liabilities related to historic Grinnell, Scott and Figgie operations, including all historical Grinnell asbestos liabilities, and such subsidiaries purchased additional insurance by, through or from a wholly-owned subsidiary in the structure in order to supplement and enhance existing insurance assets. The structure and the QSF fully fund all historic Grinnell asbestos liabilities and provide for the efficient and streamlined management of claims related thereto.
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
SimplexGrinnell LP (“SG”), a subsidiary of the Company in the North America Installation & Services segment, has been named as a defendant in several lawsuits seeking damages for SG’s alleged failure to pay prevailing wages in connection with work performed on state and local municipal projects. In New York, the U.S. District Court had granted SG’s motion for summary judgment dismissing plaintiffs’ claims for prevailing wages on testing and inspection work, which was based primarily on a 2009 opinion of the New York Department of Labor (“DOL”) that testing and inspection work would be considered covered by the prevailing wage law only on a prospective basis. Plaintiffs appealed this decision to the U.S. Court of Appeals for the Second Circuit, which in turn asked the NY Court of Appeals whether the lower court should have given deference to the DOL’s prospective-only application of law. In October 2014, the NY Court of Appeals ruled that the lower court did not have to give deference to the DOL based on an amicus brief submitted by the DOL in which it stated the Court need not have given it deference.  As a result, the Company recorded a $10 million charge in Cost of services in the Consolidated Statement of Operations during the fourth quarter of fiscal 2014. During the quarter ended December 26, 2014, the Company recorded an additional charge in Cost of services within the Consolidated Statement of Operations based on a refinement of the underlying data used by the plaintiffs’ experts.  Such amount, which reflects the Company’s best estimate of its probable loss related to this matter, is not material to the financial statements.  SG also is a defendant in two other lawsuits related to prevailing wages in New Jersey and California. SG has agreed in principle to settle the California lawsuit for approximately $5 million subject to Court approval, which the Company had previously reserved.
During the first quarter of fiscal 2015, the Company received and responded to inquiries from the U.S. Department of the Navy regarding the formulation of certain aqueous film forming foam ("AFFF") concentrates. The Company investigated such matters and ceased selling certain AFFF and other foam products pending the outcome of its investigation. During the course of the investigation, three AFFF products were removed from the Navy’s Qualified Products List ("QPL"); one AFFF product remains on the QPL. The Company has shared the results of its investigation with appropriate governmental authorities and is also communicating with the government regarding the re-qualification of these products. The government has confirmed that it considers the Company to be “presently responsible,” and that no suspension or debarment is warranted. At this time, we cannot predict the outcome of these inquiries and whether this will result in further action by the Navy or other governmental authorities, but it is possible that the Company could be required to pay material fines, consent to injunctions on future conduct, or suffer other criminal or civil penalties or adverse impacts, including being subject to lawsuits brought by private litigants, each of which may have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
Item 1A.    Risk Factors
Tyco's significant business risks are described in Part I, Item 1A in our 2014 Form 10-K, to which reference is made herein. Management does not believe that there have been any significant changes in the Company's risk factors since the Company filed the 2014 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
9/27/14 - 10/24/14	9,944,103	$43.19	9,654,780
10/25/14 - 11/28/14	47,307	41.37	—
11/29/14 - 12/26/14	151	$43.30	—	$999,860,668

The transactions described in the table above represent the repurchase of ordinary shares on the New York Stock Exchange. During the quarter ended December 26, 2014 approximately 10 million ordinary shares were repurchased on the New York Stock Exchange. In addition, certain transactions in the table above represent the acquisition of shares by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. Approximately 0.3 million shares were acquired in these vesting-related transactions outside of the share repurchase program during the quarter ended December 26, 2014. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.

Item 6.   Exhibits

Exhibit Number	Exhibit
3.1
Memorandum and Articles of Association of Tyco International plc, adopted September 8, 2014 (incorporated by reference to Exhibit 3.1 to Tyco International plc current report on Form 8-K12B filed on November 17, 2014).

4.1
Assumption and Accession Agreement, dated as of November 17, 2014, by Tyco International plc (incorporated by reference to Exhibit 4.1 to Tyco International plc current report on Form 8-K filed on November 17, 2014).

4.2
Supplemental Indenture 2014-1 to the 2009 Indenture, dated as of November 17, 2014, among Tyco International Ltd., Tyco International Finance S.A., Tyco International plc, Tyco Fire & Security Finance S.C.A. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 to Tyco International plc current report on Form 8-K filed on November 17, 2014).

4.3
Supplemental Indenture 2014-1 to the 1998 Indenture, dated as of November 17, 2014, among Tyco International Ltd., Tyco International Finance S.A., Tyco International plc, Tyco Fire & Security Finance S.C.A. and Wilmington Trust Company (including forms of replacement notes) (incorporated by reference to Exhibit 4.3 to Tyco International plc current report on Form 8-K filed on November 17, 2014).

10.1	Tyco Ireland Deed of Indemnification (incorporated by reference to Exhibit 10.1 to Tyco International plc current report on Form 8-K filed on November 17, 2014).
10.2	Tyco Fire & Security (US) Management, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Tyco International plc current report on Form 8-K filed on November 17, 2014).
10.3	Tyco International Public Limited Company 2004 Share and Incentive Plan (incorporated by reference to Exhibit 10.3 to Tyco International plc current report on Form 8-K filed on November 17, 2014).
10.4	Tyco International Public Limited Company 2012 Share and Incentive Plan (incorporated by reference to Exhibit 10.4 to Tyco International plc current report on Form 8-K filed on November 17, 2014).
10.5	Tyco Supplemental Savings and Retirement Plan (incorporated by reference to Exhibit 10.5 to Tyco International plc current report on Form 8-K filed on November 17, 2014).
10.6	Change in Control Severance Plan for Certain U.S. Officers and Executives (incorporated by reference to Exhibit 10.6 to Tyco International plc current report on Form 8-K filed on November 17, 2014).
10.7
Tyco International (US) Inc. Severance Plan for U.S. Officers and Executives Plan (incorporated by reference to Exhibit 10.7 to Tyco International plc current report on Form 8-K filed on November 17, 2014).

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
101
Financial statements from the quarterly report on Form 10-Q of Tyco International plc. for the quarter ended December 26, 2014 formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL PLC
By:	/s/ ARUN NAYAR
Arun Nayar Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 30, 2015